Form 10-K
period 1993-12-31
ARMSTRONG WORLD INDUSTRIES INC
filed 1994-03-29
CIK 7431

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549



(Mark One)


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended               December 31, 1993
                          ------------------------------------------------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------   ------------------------

Commission file number                        1-2116
                       ---------------------------------------------------------


                       Armstrong World Industries, Inc.
 -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



        Pennsylvania                                     23-0366390
- --------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)



P. O. Box 3001, Lancaster, Pennsylvania                          17604
- --------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)



Registrant's telephone number, including area code      (717)  397-0611
                                                   -----------------------------



Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
       Title of each class                  which registered
       -------------------              ------------------------
Common Stock ($1 par value)             New York Stock Exchange, Inc.
Preferred Stock Purchase Rights         Pacific Stock Exchange, Inc. (a)
9-3/4% Debentures Due 2008              Philadelphia Stock Exchange, Inc. (a)
                                            (a)  Common Stock and Preferred
                                                 Stock Purchase Rights only

Securities registered pursuant to Section 12(g) of the Act:

                               None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes    X              No
                                         -------              -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock of registrant held by non-affiliates of the registrant based on the closing price ($56.625 per share) on the New York Stock Exchange on January 28, 1994, was approximately $1.8 billion. For the purposes of determining this amount only, registrant has defined affiliates as including (a) the executive officers named in Item 10 of this 10-K Report, (b) all directors of registrant, and (c) each shareholder that has informed registrant by February 14, 1994, as having sole or shared voting power over 5% or more of the outstanding Common Stock of registrant as of December 31, 1993.

This amount does not include the 5,527,692 shares of Series A ESOP Convertible Preferred Stock as of December 31, 1993, which vote with the Common Stock as if converted and have an aggregate liquidation preference of $263,947,293, held by Mellon Bank, N.A., as Trustee of the Company's Employee Stock Ownership Plan.

As of January 28, 1994, the number of shares outstanding of registrant's Common Stock was 37,252,580.

                      Documents Incorporated by Reference

Portions of the Proxy Statement dated March 14, 1994, relative to the April 25, 1994, annual meeting of the shareholders of registrant (the "Company's 1994 Proxy Statement") have been incorporated by reference into Part III of this Form 10-K Report.

                                    PART I
                                    ------


Item 1.  Business
- -----------------

Armstrong World Industries, Inc. is a Pennsylvania corporation incorporated in 1891. The Company is a manufacturer of interior furnishings, including floor coverings, building products and furniture, which are sold primarily for use in the furnishing, refurbishing, repair, modernization and construction of residential, commercial and institutional buildings. It also manufactures various industrial and other products. In late 1989, most of the assets (primarily inventory and plant, property and equipment) of the Company's carpet operations and the Company's subsidiary, Applied Color Systems, Inc., were divested. Unless the context indicates otherwise, the term "Company" means Armstrong World Industries, Inc. and its consolidated subsidiaries.

Industry Segments

The company operates worldwide in four reportable segments: floor coverings, building products, furniture, and industry products. Floor coverings sales include resilient floors, ceramic tile, and accessories.

Industry segments
at December 31 (millions)               1993           1992          1991
=========================================================================
Net trade sales:
=========================================================================
  Floor coverings                   $1,191.3       $1,134.9      $1,058.0
- -------------------------------------------------------------------------
  Building products                    586.7          656.7         676.3
- -------------------------------------------------------------------------
  Furniture                            449.7          438.4         417.9
- -------------------------------------------------------------------------
  Industry products                    297.7          319.8         287.1
=========================================================================
Total net sales                     $2,525.4       $2,549.8      $2,439.3
=========================================================================
Operating profit (Note 2):
=========================================================================
  Floor coverings                   $  129.8       $   30.2      $   84.6
- -------------------------------------------------------------------------
  Building products                     30.5           (7.3)         46.7
- -------------------------------------------------------------------------
  Furniture                             26.6           10.3          18.2
- -------------------------------------------------------------------------
  Industry products                     32.8           35.4          43.1
=========================================================================
Total operating profit              $  219.7       $   68.6      $  192.6
=========================================================================
Depreciation and
amortization:
=========================================================================
  Floor coverings                   $   61.0       $   65.5      $   67.0
- -------------------------------------------------------------------------
  Building products                     33.1           37.1          35.1
- -------------------------------------------------------------------------
  Furniture                             12.9           13.5          13.6
- -------------------------------------------------------------------------
  Industry products                     13.1           11.6          11.4
- -------------------------------------------------------------------------
  Corporate                         $    9.9            9.2           8.2
=========================================================================
Total depreciation
  and amortization                  $  130.0       $  136.9      $  135.3
=========================================================================

Capital additions (See Note 1 on
 page 8):
=========================================================================
  Floor coverings                   $   59.1       $   48.7      $   61.0
- -------------------------------------------------------------------------
  Building products                     23.8           25.4          39.1
- -------------------------------------------------------------------------
  Furniture                             10.0            8.3           6.7
- -------------------------------------------------------------------------
  Industry products                     20.7           29.3          21.6
- -------------------------------------------------------------------------
  Corporate                              4.0            4.1           5.3
=========================================================================
Total capital additions             $  117.6       $  115.8      $  133.7
=========================================================================
Identifiable assets (See Note 1 on
 page 8):
=========================================================================
  Floor coverings                   $  808.0       $  835.6      $  915.1
- -------------------------------------------------------------------------
  Building products                    475.2          491.6         556.0
- -------------------------------------------------------------------------
  Furniture                            234.6          238.7         239.7
- -------------------------------------------------------------------------
  Industry products                    203.8          192.9         188.6
- -------------------------------------------------------------------------
  Corporate                            207.7          251.0         250.5
=========================================================================
Total assets                        $1,929.3       $2,009.8      $2,149.9

Note 2:

Restructuring charges
in operating profit (millions)          1993           1992          1991
=========================================================================
  Floor coverings                      $27.7         $ 80.8         $ 3.0
- -------------------------------------------------------------------------
  Building products                     13.7           35.0           4.3
- -------------------------------------------------------------------------
  Furniture                               .6            4.8            .3
- -------------------------------------------------------------------------
  Industry products                     12.9           12.5           2.2
=========================================================================
Total restructuring charges
in operating profit                    $54.9         $133.1         $ 9.8
=========================================================================


Narrative Description of Business

The Company manufactures and sells interior furnishings, including floor coverings (resilient flooring and all ceramic tile), building products, and furniture, and makes and markets a variety of specialty products for the building, automotive, textile, and other industries. The Company's activities extend worldwide.

Floor Coverings

The Company is a prominent manufacturer of floor coverings for the interiors of homes and commercial and institutional buildings, with a broad range of resilient flooring, ceramic tile for floors, walls and countertops, together with adhesives, installation and maintenance materials and accessories. Resilient flooring, in both sheet and tile form, is made in a wide variety of types, designs, and colors. Included are types of flooring that offer such features as ease of installation, reduced maintenance (no-wax), and cushioning for greater underfoot comfort. Ceramic products include glazed wall and floor tile and marble (a portion of which is imported) and glazed and unglazed ceramic mosaic tile, all featuring a range of designs and colors, as well as quarry tile, natural stone and related installation products. Floor covering products are sold to the commercial and residential market segments through wholesalers, retailers, and contractors, and to the hotel/motel and manufactured homes industries. Ceramic products also are sold through sales service centers operated by American Olean Tile Company, Inc. ("American Olean"), a wholly-owned subsidiary which manufactures and markets ceramic tile.

Building Products

A major producer of ceiling materials in the United States and abroad, the Company markets both residential and architectural ceiling systems. Ceiling materials for the home are offered in a variety of types and designs; most provide noise reduction and incorporate Company-designed features intended to permit ease of installation. These residential ceiling products are sold through wholesalers and retailers. Architectural ceiling systems, designed for use in shopping centers, offices, schools, hospitals, and other commercial and institutional structures, are available in numerous colors, performance characteristics and designs and offer characteristics such as acoustical control, rated fire protection, and aesthetic appeal. Architectural ceiling materials and accessories, along with acoustical wall panels, are sold by the Company to ceiling systems contractors and to resale distributors.

Furniture

A wholly-owned subsidiary, Thomasville Furniture Industries, Inc., and its subsidiaries manufacture and market traditional and contemporary wood and upholstered furniture for use in dining rooms, bedrooms, living rooms, hotels/motels and other residential and commercial interior areas. Thomasville furniture is sold to retailers, contract accounts and government agencies. Thomasville also manufactures both assembled and ready-to-assemble furniture which is sold to retailers, wholesalers and contract accounts under the Armstrong name. In addition, it sells a line of imported furniture made by other producers.

Industry Products

The Company, including a number of its subsidiaries, makes and sells a variety of specialty products for the building, automotive, textile and other industries. These products include flexible pipe insulation sold for use in construction and in original equipment manufacture; gasket materials for new equipment and replacement use in the automotive, farm equipment, appliance, and other industries; textile mill supplies including cots and aprons sold to equipment manufacturers and textile mills; adhesives; and certain cork products. Industry products are sold, depending on type and ultimate use, to original equipment manufacturers, contractors, wholesalers, fabricators and end users.

                      -----------------------------------

The principal raw materials used in the manufacture of the Company's products are synthetic resins, lumber, plasticizers, latex, mineral fibers and fillers, clays, starches, perlite, and pigments and inks. In addition, the Company uses a wide variety of other raw materials. Most raw materials are purchased from sources outside of the Company. The Company also purchases significant amounts of packaging materials for the containment and shipment of its various products. During 1993, adequate supplies of raw materials were available to all of the Company's industry segments.

Customers' orders for the Company's products are mostly for immediate shipment. Thus, in each industry segment, the Company has implemented inventory systems, including its "just in time" inventory system, pursuant to which orders are promptly filled out of inventory on hand or the product is manufactured to meet the delivery date specified in the order. As a result, there historically has been no material backlog in any industry segment.

The competitive position of the Company has been enhanced by patents on products and processes developed or perfected within the Company or obtained through acquisition. Although the Company considers that, in the aggregate, its patents constitute a valuable asset, it does not regard any industry segment as being materially dependent upon any single patent or any group of related patents.

There is significant competition in all the industry segments in which the Company does business. Competition in each industry segment includes numerous active companies (domestic and foreign), with emphasis on price, product performance and service. In addition, with the exception of industrial and other products and services, product styling is a significant method of competition in the Company's industry segments. Increasing domestic competition from foreign producers is apparent in certain industry segments and actions continue to be taken to meet this competition.

The Company invested $117.6 million in 1993, $115.8 million in 1992, and $133.8 million in 1991 for additions to its property, plant and equipment.

Research and development activities are important and necessary in assisting the Company to carry on and improve its business. Principal research and development functions include the development of new products and processes and the improvement of existing products and processes. Research and development activities are conducted principally at the Company's Innovation Center in Lancaster, Pennsylvania.

The Company spent $59.5 million in 1993, $60.3 million in 1992, and $55.6 million in 1991 on research and development activities worldwide for the continuing businesses.

The Company will incur capital expenditures in order to meet the new requirements of the Clean Air Act of 1990 and is awaiting the final promulgation of implementing regulations by various state agencies to determine the magnitude of additional costs and the time period over which they will be incurred. In 1993, the Company incurred capital expenditures of approximately $2.6 million for environmental compliance and control facilities and anticipates comparable annual expenditures for those purposes for the years 1994 and 1995.

As with many industrial companies, the Company is involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"), and similar state laws at approximately 21 sites. In most cases, the Company is one of many potentially responsible parties ("PRPs") who have voluntarily agreed to jointly fund the required investigation and remediation of each site. With regard to some sites, however, the Company disputes either liability or the proposed cost allocation. Sites where the Company is alleged to have contributed a significant volume of waste material include a former municipal landfill site in Volney, New York; and a former county landfill site in Buckingham County, Virginia, which is alleged to have received material from Thomasville Furniture Industries, Inc. Armstrong may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies. The Company is also remediating environmental contamination resulting from past industrial activity at certain of its current plant sites.

Estimates of future liability are based on an evaluation of currently available facts regarding each individual site and consider factors including existing technology, presently enacted laws and regulations, and prior Company experience in remediation of contaminated sites. Although current law imposes joint and several liability on all parties at any Superfund site, the Company's contribution to the remediation of these sites is expected to be limited by the number of other companies which have also been identified as potentially liable for site costs. As a result, the Company's estimated liability reflects only the Company's expected share. In determining the probability of contribution, the Company considers the solvency of the parties, whether responsibility is being disputed, the terms of any existing agreements, and experience regarding similar matters. The estimated liabilities do not take into account any claims for recoveries from insurance or third parties, unless a coverage commitment has been provided by the insurer.

Because of uncertainties associated with remediation activities and technologies, regulatory interpretations, and the allocation of those costs among various other parties, the Company has accrued $4.9 million to reflect its estimated liability for environmental remediation. As assessments and remediation activities progress at each individual site, these liabilities are reviewed to reflect additional information as it becomes available.

Actual costs to be incurred at identified sites in the future may vary from the estimates, given the inherent uncertainties in evaluating environmental liabilities. Subject to the imprecision in estimating environmental remediation costs, the Company believes that any sum it may have to pay in connection with environmental matters in excess of the amounts noted above would not have a materially adverse effect on its financial condition liquidity or results of operations.

As of December 31, 1993, the Company had approximately 21,000 active employees, of whom approximately 4,150 are located outside the United States. Year-end employment in 1993 was below the level at the end of 1992. About 38% of the Company's approximately 11,950 hourly-paid employees in the United States are represented by labor unions.


Geographic Areas

United States net trade sales include export sales to non-affiliated customers of $27.0 million in 1993, $24.4 million in 1992, and $29.3 million in 1991.

"Europe" includes operations located primarily in England, France, Germany, Italy, the Netherlands, Spain, and Switzerland. Operations in Australia, Canada, China, Hong Kong, Indonesia, Japan, Korea, Singapore, and Thailand are in "Other foreign."

Transfers between geographic areas and commissions paid to affiliates marketing exported products are accounted for by methods that approximate arm's-length transactions, after considering the costs incurred by the selling company and the return on assets employed of both the selling unit and the purchasing unit. Operating profits of a geographic area include profits accruing from sales to affiliates.

Geographic areas
at December 31 (millions)        1993              1992           1991
=========================================================================
Net trade sales:
=========================================================================
  United States                $1,910.7          $1,841.5       $1,761.7
- -------------------------------------------------------------------------
    Europe                        456.6             544.5          508.5
- -------------------------------------------------------------------------
    Other foreign                 158.1             163.8          169.1
- -------------------------------------------------------------------------
  Total foreign                   614.7             708.3          677.6
=========================================================================
Inter-area transfers:
=========================================================================
  United States                    76.1              69.9           65.5
- -------------------------------------------------------------------------
  Europe                            6.0               4.0            3.9
- -------------------------------------------------------------------------
  Other foreign                    21.9              18.5            9.9
- -------------------------------------------------------------------------
  Eliminations                   (104.0)            (92.4)         (79.3)
=========================================================================
Total net sales                $2,525.4          $2,549.8       $2,439.3
=========================================================================
Operating profit:
=========================================================================
  United States                $  178.0          $   50.7       $  131.5
- -------------------------------------------------------------------------
    Europe                         31.7              22.5           51.8
- -------------------------------------------------------------------------
    Other foreign                  10.0              (4.6)           9.3
- -------------------------------------------------------------------------
  Total foreign                    41.7              17.9           61.1
=========================================================================
Total operating profit         $  219.7          $   68.6       $  192.6
=========================================================================
Identifiable assets (Note 1):
=========================================================================
  United States                $1,311.7          $1,338.0       $1,435.5
- -------------------------------------------------------------------------
  Europe                          347.0             362.5          398.5
- -------------------------------------------------------------------------
  Other foreign                    63.2              64.9           74.9
- -------------------------------------------------------------------------
  Corporate                       207.7             251.0          250.5
- -------------------------------------------------------------------------
  Eliminations                      (.3)             (6.6)          (9.5)
=========================================================================
Total assets                   $1,929.3          $2,009.8       $2,149.9

Reconciliation (millions)       1993              1992            1991
=========================================================================
Operating profit               $219.7            $ 68.6         $ 192.6
- -------------------------------------------------------------------------
Corporate expense, net          (91.0)            (87.4)          (46.5)
- -------------------------------------------------------------------------
Interest expense                (38.0)            (41.6)          (45.8)
=========================================================================
Earnings (loss) from
continuing businesses
before income taxes            $ 90.7            $(60.4)        $ 100.3

Note 1: Identifiable assets for geographic areas and industry segments exclude cash, marketable securities, and assets of a corporate nature.
Capital additions for industry segments include property, plant, and equipment from acquisitions.

The Company's foreign operations are subject to foreign government legislation involving restrictions on investments (including transfers thereof), tariff restrictions, personnel administration, and other actions by foreign governments. In addition, consolidated earnings are subject to both U.S. and foreign tax laws with respect to earnings of foreign subsidiaries, and to the effects of currency fluctuations.


Item 2.  Properties
- -------------------

The Company produces and markets its products and services throughout the world, operating 73 manufacturing plants in 11 countries, 56 of which are located throughout the United States. Additionally, affiliates operate eight plants in four countries.

Floor covering products are produced at 23 plants with principal manufacturing facilities located in Lancaster and Lansdale, Pennsylvania. American Olean owns or leases various quarries throughout the United States for the supply of clays and shale. Under a long-term lease, a quarry in Newfoundland, Canada, also supplies a raw material important to American Olean's manufacture of glazed tile at a proven reserve level of approximately 50 years at current production levels. Building products are produced at 13 plants with principal facilities in Macon, Georgia, the Florida-Alabama Gulf Coast area and Marietta, Pennsylvania. Furniture is manufactured at 27 plants, 14 of which are located at Thomasville, North Carolina. Insulating materials, textile mill supplies, fiber gasket materials, adhesives and other products for industry are manufactured at 14 plants with principal manufacturing facilities at Munster, Germany, Braintree, Massachusetts and Fulton, New York.

Numerous sales offices are leased worldwide, and leased facilities are utilized for American Olean's distribution centers and to supplement the Company's owned warehousing facilities.

Productive capacity and extent of utilization of the Company's facilities are difficult to quantify with certainty because in any one facility maximum capacity and utilization varies periodically depending upon the product that is being manufactured and individual facilities manufacture more than one type of product. In this context, the Company estimates that the production facilities in each of its industry segments were effectively utilized during 1993 at 80% to 90% of overall productive capacity in meeting market conditions. Remaining productive capacity is sufficient to meet expected customer demands.

The Company believes its various facilities are adequate and suitable. Additional incremental investments in plant facilities are being made as appropriate to balance capacity with anticipated demand, improve quality and service, and reduce costs.


Item 3.  Legal Proceedings
- --------------------------

The Company is named as one of many defendants in pending lawsuits and claims involving, as of February 28, 1994, approximately 72,125 individuals alleging personal injury from exposure to asbestos or asbestos-containing products. (In late 1993, the Company revised its claims handling procedures to provide for individual claim information to be supplied by the Center for Claims Resolution referred to below. The claim numbers have been received from the Center. A reconciliation is underway to match the Company claims with the Center's and the reconciliation will continue until completion. Since the reported data will be more current under the revised claims handling procedure, the data reflects a decrease from the past year in the number of outstanding claims.) A total of about 24,036 lawsuits and claims were received by the Company in 1993, compared with 28,997 in 1992. Nearly all the personal injury suits and claims allege general and punitive damages arising from alleged exposures, during a period of years, commencing during World War II onward into the 1970s, to asbestos-containing insulation products used, manufactured or sold by the companies involved in the asbestos-related litigation. Claims against the Company generally involve allegations of negligence, strict liability, breach of warranty and conspiracy with other defendants in connection with alleged exposure generally to asbestos-containing insulation products; the Company discontinued the sale of all such products in 1969. The first asbestos-related lawsuit was filed against the Company in 1970, and such lawsuits and claims continue to be filed against the Company. The claims generally allege that injury may be determined many years (up to 40 years) after alleged exposure to asbestos or asbestos-containing products. Nearly all suits include a number of defendants (including both members of the Center and other companies), and well over 100 different companies are reportedly involved as defendants in the litigation. A significant number of suits in which the Company does not believe it should be involved have been filed by persons engaged in vehicle tire production, aspects of the construction industry, and the steel industry. The Company believes that a large number of the plaintiffs filing suit are unimpaired individuals. Although a large number of suits and claims have either been put on inactive lists, settled, dismissed or otherwise resolved, and the Company is generally involved in all stages of claims resolution and litigation, including trials and appeals, and while the number of pending cases reflects a decrease during the past year, neither the rate of future dispositions nor the number of future potential unasserted claims can be reasonably predicted at this time.

Attention has been given by various judges both individually and collectively to finding a comprehensive solution to the large number of pending as well as potential future asbestos-related personal injury claims. Discussions have been undertaken by attorneys for plaintiffs and defendants to devise methods or procedures for the comprehensive treatment of asbestos-related personal injury suits and claims. The Judicial Panel for Multi-district Litigation ordered the transfer of all federal cases not in trial to a single court, the Eastern District Court of Pennsylvania in Philadelphia, for pretrial purposes. The Company has supported such action. The Court to which the cases have been assigned has been instrumental in having the parties settle large numbers of cases in various jurisdictions and has been receptive to different approaches to the resolution of asbestos-related personal injury claims. A national class action was filed in the Eastern District of Texas; it was not certified and the cases involved were also transferred to the Eastern District Court of Pennsylvania for pretrial purposes. Periodically, this Court returns certain cases for trial to the courts from which the cases were originally transferred, although the issue of punitive damages is retained by the Eastern District Court.

A settlement class action which includes essentially all future asbestos-related personal injury claims against members of the Center for Claims Resolution was filed in Philadelphia, in the Federal

District Court for the Eastern District of Pennsylvania on January 15, 1993. The proposed settlement class action was negotiated by the Center and two leading plaintiffs' law firms. The settlement class action is designed to establish a non-litigation system for the resolution of essentially all future asbestos-related personal injury claims against the Center members including this Company. Other defendant companies which are not Center members may be able to join the class action later. The class action proposes a voluntary settlement that offers a method for prompt compensation to claimants who were occupationally exposed to asbestos if they are impaired by such exposure. Claimants must meet certain exposure and medical criteria to receive compensation which is derived from historical settlement data. Under limited circumstances and in limited numbers, qualifying claimants may choose to litigate certain claims in court or through alternative dispute resolution, rather than accept an offered settlement amount, after their claims are processed within the system. No punitive damages will be paid under the proposed settlement. The settlement is designed to minimize transactional costs, including attorneys fees, and to relieve the courts of the burden of handling future asbestos-related personal injury claims. Each member of the Center has an obligation for its own fixed share in this proposed settlement. The settlement class action does not include asbestos-related personal injury claims which were filed before January 15, 1993, or asbestos-related property damage claims. Agreed upon annual case flow caps and agreed upon compensation ranges for each compensable medical category including amounts paid even more promptly under the simplified payment procedures,have been established for an initial period of ten years. Case flow caps may be increased during the second five-year period depending upon case flow during the first five-year period. The case flow figures and annual compensation levels are subject to renegotiation after the initial 10-year period. The Court has preliminarily approved the settlement, and notification has been provided to potential class members who were offered the opportunity to opt out by January 24, 1994. The Center had reserved the right to withdraw from the program if an excessive number of individuals opted out. The Center has determined that there is not an excessive number of opt outs and will proceed with the settlement class action. The opt outs are not asbestos-related claims as such but reservations of rights to possibly bring court actions in the future. The opt outs are currently the subject of a motion before the Court which questions the validity of most of the opt outs and seeks a further notice process to determine whether or not they wish to remain in the class action. Therefore, the total number of effective opt outs cannot be determined at this time. The Court is holding a final fairness hearing which began on February 22, 1994.
The settlement will become final only after it has been approved by the Federal District Court and the federal appellate courts. The Center members have stated their intention to resolve over a five-year period the asbestos-related personal injury claims pending prior to the date the settlement class action was filed. A significant number of these pending claims have been settled with a number of plaintiffs' counsel and a number of these claims are currently the subject of settlement negotiations, in both instances, based upon historical averages.

The Company is seeking agreement from its carriers or a ruling from the Court that the settlement class action will not jeopardize existing insurance coverage. Certain unresolved insurance coverage issues involving certain Center members' insurance carriers acceptance of the proposed settlement will be resolved either by alternative dispute resolution procedures in the case of the insurance carriers which subscribed to the Wellington Agreement referred to below, or by litigation against those carriers which did not subscribe to the Wellington Agreement.

The Company believes that the future claimants settlement class action will be approved. However, the potential exists that either the Federal District Court or an appellate court will reject the settlement class action and that the above-referenced companion insurance action will not be successful.

A few state judges and federal judges have undertaken to consolidate numbers of asbestos-related personal injury cases for trial. The Company has generally opposed as unfair the consolidation of numerous cases for trial. In 1992 in Baltimore, Maryland, the Center for Claims Resolution referred to herein settled during trial on behalf of the Company and other Center members certain asbestos-related personal injury claims. In most of the approximately 8,500 cases consolidated for trial, Armstrong was a named defendant. The multiphase Baltimore trial dealt with various issues including the individual claims of six plaintiffs, as well as product defect and negligence, and whether and on what basis punitive damages should be awarded. The Center for Claims Resolution is periodically drawing upon the Company's insurance assets to pay the settled individual claims.

In 1983, three of the Company's four primary insurers entered into an Interim Agreement with the Company to provide defense and indemnity coverage on an interim basis for asbestos-related personal injury claims and for the defense of asbestos-related property damage claims which are described below. One primary insurer did not enter into the Interim Agreement, but did subscribe to the Wellington Agreement as noted below. The Interim Agreement was superseded by the Wellington Agreement with respect to the coverage issues for asbestos-related personal injury claims. The one primary insurer of the four primary carriers that did not subscribe to the Wellington Agreement subsequently entered into a separate agreement with the Company resolving coverage issues for asbestos-related property damage claims and for asbestos-related personal injury claims which complements the Wellington Agreement. All of the Company's primary insurers are paying for the defense of asbestos-related property damage claims in accordance with the provisions of the Interim Agreement pending the final resolution on appeal of the coverage issues for asbestos-related property damage claims in the California insurance litigation referenced later in this note.

The Company's insurance carriers providing coverage for asbestos-related claims are as follows: Reliance Insurance, Aetna Insurance and Liberty Mutual Insurance Companies are primary insurers that have subscribed to the Wellington Agreement. Travelers Insurance Company is a primary insurer that entered into a settlement agreement which complements Wellington. The excess insurers which subscribed to Wellington are Aetna Insurance Company, Fireman's Fund Insurance Company, Insurance Company of North America, Lloyds of London, Fidelity and Casualty Insurance Company, First State Insurance Company and U.S. Fire Insurance Company. Home Insurance Company and Travelers Insurance Company are excess insurers which entered into settlement agreements for coverage of personal injury claims which complement Wellington, and Great American is an excess insurer which also entered into a settlement agreement with the Company. The Company also entered into a settlement agreement with American Home Assurance Company and National Union Fire Insurance Company (known as the AIG Companies) which complements the Wellington Agreement. Other excess insurers against whom the Company has received a favorable trial and appellate court decision in the California insurance litigation described below are: Central National Insurance Company, Interstate Insurance Company, Puritan Insurance Company, CNA Insurance Company and Commercial Union Insurance Company. Midland Insurance Company, an excess carrier, which insured the Company with $25 million of coverage, became insolvent during the trial. The Company is pursuing claims with the state guaranty associations on account of the Midland insolvency and is currently exploring how the Midland Insurance Company insolvency gaps can be otherwise addressed by payments from the Company's other insurance carriers. Certain companies in the London block of coverage and certain carriers providing coverage at the excess level for property damage claims only have also become insolvent. In addition to the aforementioned insurance carriers, certain insurance carriers which were not included in the Company's California insurance litigation described later herein also provide insurance for asbestos-related property damage claims.

The Company along with 52 other companies (defendants in the asbestos-related litigation and certain of their insurers) signed the 1985 Agreement Concerning Asbestos-Related Claims (the "Wellington Agreement"). This Agreement provided for a final settlement of nearly all disputes concerning insurance for asbestos-related personal injury claims between the Company and three of its primary insurers and seven of its excess insurers which also subscribed to the Wellington Agreement. The one primary insurer that did not sign the Wellington Agreement had earlier entered into the Interim Agreement with the Company and had paid into the Wellington Asbestos Claims Facility (the "Facility"). The Wellington Agreement provides for those insurers to indemnify the Company up to the policy limits for claims that trigger policies in the insurance coverage period, and nearly all claims against the Company fall within the coverage period; both defense and indemnity are paid under the policies and there are no deductibles under the applicable Company policies. The Wellington Agreement addresses both products and non-products coverage. One of the Company's larger excess insurance carriers entered into a settlement agreement in 1986 with the Company under which payments also were made through the Facility and are now being paid through the Center for Claims

Resolution referenced below in this note. Coverage for asbestos-related property damage claims was not included in the settlement, and the agreement provides that either party may reinstitute a lawsuit in the event the coverage issues for property damage claims are not amicably resolved. In 1987, an excess insurer also made, under reservation of rights, certain payments which were processed through the Facility. These payments were made under reservation because no settlement of the outstanding coverage issues has been effected with that carrier.

The Wellington Agreement also provided for the establishment of the Facility to evaluate, settle, pay and defend all pending and future asbestos-related personal injury claims against those companies which subscribed to the Agreement. The insurance coverage designated by the Company for coverage in the Facility consists of all relevant insurance policies issued to the Company from 1942 through 1976. Liability payments and allocated expenses with respect to each claim filed against Wellington Agreement subscribers who were defendants in the underlying asbestos-related personal injury litigation were allocated on a formula percentage basis to each such defendant, including the Company. The Facility, which has dissolved, over time was negatively impacted by concerns raised by certain subscribers relating to their share of liability payments and allocated expenses and by certain insurer concerns with respect to defense costs and Facility operating expenses. As a result of seven subscribing companies giving notice that they wished to withdraw their cases from the Facility, a majority of the insurers and the company subscribing members agreed to dissolve the ongoing operation of the Facility as of October 3, 1988 and the Facility has now been fully dissolved. Except for eliminating the future availability of an insurer-paid special defense fund benefit linked to the existence of the Facility, a benefit not deemed material to the Company, the dissolution of the Facility essentially did not affect the Company's overall Wellington Agreement insurance settlement, which stood on its own separate from the Facility. The relinquishment of the insurer-paid special defense fund benefit was a condition of insurer support for the creation of the Center and its expected benefits.

A new asbestos-related personal injury claims handling organization known as the Center for Claims Resolution (the "Center") was created in October 1988 by Armstrong and 20 other companies, all of which were former members of the Facility. Insurance carriers are not members of the Center, although certain of the insurance carriers for those members that joined the Center signed an agreement to provide approximately 70% of the financial support for the Center's operational costs during its first year of existence; they also are represented ex officio on the Center's governing board. The Center adopted many of the conceptual features of the Facility, and the members' insurers generally provide coverage under the Wellington Agreement terms. The Center has operated under a revised concept of allocated shares of liability payments and defense costs for its members based primarily on historical experience and has defended the members' interests and addressed the claims in a manner consistent with the prompt, fair resolution of meritorious claims. In late 1991, the Center sharing formula was revised to provide that members will pay only on claims in which the member is a named defendant. This change has caused a slight increase in the Company's share, but has enhanced the Company's case management focus. Future claim payments by the Center pursuant to the proposed settlement class action will require each member to pay its own fixed share.

A large share member earlier withdrew from the Center. Accordingly, the allocated shares of liability payments and defense costs of the Center were recalculated with the remaining members' shares being increased. Under the class action settlement resolution, if a member withdraws from the Center or the settlement, the shares of those remaining members would not be increased. It is expected that the Center members will reach an agreement with the insurers relating to the continuing operation of the Center and that the insurers' will fund the Center's operating expenses for its sixth year of operation. With the filing of the settlement class action, the Center will continue to process pending claims and will handle the program for processing future claims if the settlement class action is approved by the courts.

Consistent with the Center's objective of prompt resolution of meritorious claims, and to establish the Center's credibility after the cessation of the Facility and for other strategic reasons, a planned increase in claims resolution by the Center was implemented during the first two years. This increased the rate of utilization of Company insurance for claims resolution, offset in part by savings in defense costs. During the first three years, the rate of claims resolution had about trebled from the prior two years of experience. An increase in the utilization of the Company's insurance also will occur as a result of the class action settlement due to the commitment to attempt to resolve pending claims within five years. Aside from the commitments under the class action settlement, no forecast can be made for future years regarding either the rate of claims or the rate of pending and future claims resolution by the Center or the rate of utilization of Company insurance. If the settlement class action is finally approved, projections of the rate of disposition of future cases may be made and the rate of insurance usage will be accelerated as an effort is made to resolve both outstanding cases and address future claims.

The Company is also one of many defendants in a total of 73 pending lawsuits and claims, including class actions, as of February 28, 1994, brought by public and private entities, including public school districts and public and private building owners. These lawsuits and claims include allegations of damage to buildings caused by asbestos-containing products and generally claim compensatory and punitive damages and equitable relief, including reimbursement of expenditures, for removal and replacement of such products. They appear to be aimed at friable (easily crumbled) asbestos-containing products, although allegations in some suits encompass all asbestos-containing products, including allegations with respect to asbestos-containing resilient floor covering materials. Class actions have been certified involving four distinct classes of building owners: public and private schools; Michigan state public and private schools; colleges and universities, and private property owners who leased facilities to the federal government. Subject to fairness hearings, resolution has been reached with the class representatives for the national public and private schools class action as well as with the class representatives for the private property owners who leased facilities to the federal government. The Company vigorously denies the validity of the allegations against it contained in these suits and claims. Increasing defense costs, paid by the Company's insurance carriers either under reservation or settlement arrangement, will be incurred. As a consequence of the California insurance litigation discussed elsewhere in this note, the Company believes that it is probable that costs of the property damage litigation that are being paid by the Company's insurance carriers under reservation of rights will not be subject to recoupment. These suits and claims were not handled by the former Facility nor are they being handled by the Center.

Certain co-defendant companies in the asbestos-related litigation have filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. As a consequence, this litigation with respect to these co-defendants (with several exceptions) has been stayed or otherwise impacted by the restrictions placed on proceeding against these co-defendants. Due to the uncertainties involved, the long-term effect of these Chapter 11 proceedings on the litigation cannot be predicted.

The Company concluded in early 1989 the trial phase of a coordinated lawsuit in a California state court to resolve a dispute concerning certain of its insurance carriers' obligations with respect to insurance coverage for alleged personal injury and property damage asbestos-related lawsuits and claims. The trial court issued favorable final decisions in important phases of the trial relating to coverage for personal injury and property damage lawsuits and claims. The Company earlier dismissed from the asbestos-related personal injury coverage portion of the litigation those insurance carriers which had subscribed to the Wellington Agreement, and the excess carriers which entered into a settlement agreement with the Company which complements Wellington also have been dismissed.

As indicated above, the California trial court issued final decisions in various phases in the insurance lawsuit. One decision concluded that the trigger of insurance coverage for asbestos-related personal injury claims was continuous from exposure through death or filing of a claim. The court also found that a triggered insurance policy should respond with full indemnification up to exhaustion of the policy limits. The court concluded that any defense obligation ceases upon exhaustion of policy limits. Although not as comprehensive, another important decision in the trial established a favorable defense and indemnity coverage result for asbestos-related property damage claims; the final decision holds that, in the event the Company is held liable for an underlying property damage claim, the Company would have coverage under policies in effect during the period of installation and during any subsequent period in which a release of fibers occurred. Appeals were filed from the trial court's final decision by those carriers still in the litigation and the California Court of Appeal has substantially upheld the trial court's final decisions. The insurance carriers have petitioned the California Supreme Court to hear the various asbestos-related personal injury and property damage coverage issues. The California Supreme Court recently accepted review pending its review of related issues in another California case. Based upon the trial court's favorable final decisions in important phases of the trial relating to coverage for asbestos-related personal injury and property damage lawsuits and claims, including the favorable decision by the California Court of Appeal, and a review of the coverage issues by its trial counsel, the Company believes that it has a substantial legal basis for sustaining its right to defense and indemnification. After concluding the last phase of the trial against one of its primary carriers, which is also an excess carrier, the Company and the carrier reached a settlement agreement on March 31, 1989. Under the terms of the settlement agreement, coverage is provided for asbestos-related bodily injury and property damage claims generally consistent with the interim rulings of the California trial court and complements the coverage framework established by the Wellington Agreement. The parties also agreed that a certain minimum and maximum percentage of indemnity and allocated expenses incurred with respect to asbestos-related personal injury claims would be deemed allocable to non-products claims coverage and that the percentage amount would be negotiated between the Company and the insurance carrier. These negotiations continue.

The Company also settled both asbestos-related personal injury and property damage coverage issues with a small excess carrier and in 1991 settled those same issues with a larger excess carrier. In these settlements, the Company and the insurers agreed to abide by the final judgment of the trial court in the California insurance litigation with respect to coverage for asbestos-related claims.

Non-products claims coverage insurance is available under the Wellington Agreement (and the previously-referenced settlement agreement with one primary carrier) for such claims. Certain excess policies also provide non-products coverage. Non-products claims include claims that may have arisen out of exposure during installation of asbestos materials or before control of such materials has been relinquished. Negotiations have been undertaken with the Company's primary insurance carriers and are currently underway with several of them to categorize the percentage of previously resolved and to be resolved asbestos-related personal injury claims as non-products claims and to establish the entitlement to such coverage. The additional coverage potentially available to pay claims categorized as non-products, at both the primary and excess levels, is substantial, and at the primary level, includes defense costs in addition to limits. No agreement has been reached with the primary carriers on the amount of non-products coverage attributable to claims that have been disposed of or the type of claims that should be covered by non-products insurance. One of the primary carriers alleges that it is no longer bound by the Wellington Agreement and one primary carrier seemingly takes the view that the Company verbally waived certain rights regarding non-products coverage against that carrier at the time the Wellington Agreement was signed. All the carriers presumably raise other reasons why they should not pay their coverage obligations. The Company is entitled to pursue alternative dispute resolution proceedings against the primary and certain excess carriers to resolve the non-products coverage issues.

ACandS, Inc., a former subsidiary of the Company, which for certain insurance periods has coverage rights under some insurance policies, and has accessed such coverage on the same basis as the Company, was a subscriber to the Wellington Agreement, but was not a subscriber to the Center. ACandS, Inc. had filed a lawsuit against the Company to partition certain insurance policies and for an accounting. It sought to have a certain amount of insurance from the joint policies reserved solely for its use in the payment of defense and indemnity costs for asbestos-related claims. The two companies have negotiated a settlement of their dispute and have signed a settlement agreement.

Based upon the Company's experience with this litigation and its disputes with insurance carriers, a reserve was recorded in June 1983 to cover estimated potential liability and settlement costs and legal and administrative costs not covered under the Interim Agreement, cost of litigation against the Company's insurance carriers, and other factors involved in the litigation which are referred to herein about which uncertainties exist. As a result of the Wellington Agreement, the reserve was earlier reduced for that portion associated with pending personal injury suits and claims. As a result of the March 31, 1989, settlement referenced above, the Company received $11.0 million, of which approximately $4.4 million was credited to income with nearly all of the balance being recorded as an increase to its reserve for potential liabilities and other costs and uncertainties associated with the asbestos-related litigation. Future costs of litigation against the Company's insurance carriers and other legal costs indirectly related to the litigation will be expensed outside the reserve. The Company does not know how many claims will be filed against it in the future, nor the details thereof or of pending suits not fully reviewed, nor the expense and any liability that may ultimately result therefrom, nor does the Company know whether the settlement class action will ultimately succeed, nor the annual claims flow caps to be negotiated after the initial 10-year period for the settlement class action or the then compensation levels to be negotiated for such claims or the success the Company may have in addressing the Midland Insurance Company insolvency with its other insurers. Subject to the foregoing and based upon its experience and other factors referred to elsewhere in this note, the Company believes that it is probable that substantially all of the expenses and any liability payments associated therewith within the framework of the class action settlement and the initial ten-year period thereof will be paid--in the case of the personal injury claims, by agreed-to coverage under the Wellington Agreement and by payments by nonsubscribing insurers that entered into settlement agreements with the Company and additional insurance coverage reasonably anticipated from the outcome of the insurance litigation and from the Company's claims for non-products coverage both under certain insurance policies covered by the Wellington Agreement and under certain insurance policies not covered by the Wellington Agreement which claims have yet to be accepted by the carriers--and in the case of the asbestos-related property damage claims, under an existing interim agreement, by insurance coverage settlement agreements and through additional coverage reasonably anticipated from the outcome of the insurance litigation. Accordingly, the Company believes that it is probable that charges to expense associated with such suits and claims should not be significant.

Even though uncertainties still remain as to the potential number of unasserted claims, liability resulting therefrom, and the ultimate scope of its insurance coverage, after consideration of the factors involved, including the Wellington Agreement, the referenced settlements with other insurance carriers, the results of the trial phase and the first level appellate stage of the California insurance coverage litigation, the remaining reserve, the establishment of the Center, the proposed settlement class action, and its experience, the Company believes the asbestos-related lawsuits and claims against the Company will not have a material adverse effect on its earnings or financial position.

                        -------------------------------

In 1984, suit was filed against the Company in the U. S. District Court for the District of New Jersey (the "Court") by The Industry Network System (TINS), a producer of video magazines in cassette form, and Elliot Fineman, a consultant (Fineman and The Industry Network System, Inc. v. Armstrong World Industries,
- -----------------------------------------------------------------------------
Inc., C.A. No. 84-3837 JWB).  At trial, TINS claimed, among other things, that
- --------------------------
the Company had improperly interfered with a tentative contract which TINS had with an independent distributor of the Company's flooring products and further claimed that the Company used its alleged monopoly power in resilient floor coverings to obtain a monopoly in the video magazine market for floor covering retailers in violation of federal antitrust laws. The Company denied all allegations and continues to do so. On April 19, 1991, after a three-month trial, the jury rendered a verdict in the case, which as entered by the court in its order of judgment, awarded the plaintiffs the alternative, after all post-trial motions and appeals were completed, of either their total tort claim damages (including punitive damages), certain pre-judgment interest, and post-judgment interest or their trebled antitrust claim damages, post-judgment interest and attorneys fees. The higher amount awarded to the plaintiffs as a result of these actions totaled $224 million in tort claim damages and pre-judgment interest, including $200 million in punitive damages.

On June 20, 1991, the Court granted judgment for the Company notwithstanding the jury's verdict, thereby overturning the jury's award of damages and dismissing the plaintiffs' claims with prejudice. Furthermore, on June 25, 1991, the Court ruled that, in the event of a successful appeal restoring the jury's verdict in the case, the Company would be entitled to a new trial on the matter.

On October 28, 1992, the United States Court of Appeals for the Third Circuit issued an opinion in Fineman v. Armstrong World Industries, Inc. (No. 91-5613).
                     -------------------------------------------
The appeal was taken to the Court of Appeals from the two June 1991 orders of the United States District Court in the case. In its decision on the plaintiff's appeal of these rulings, the Court of Appeals sustained the U. S. District Court's decision granting the Company a new trial, but overturned in certain respects the District Court's grant of judgment for the Company notwithstanding the jury's verdict.

The Court of Appeals affirmed the trial judge's order granting Armstrong a new trial on all claims of plaintiffs remaining after the appeal; affirmed the trial judge's order granting judgment in favor of Armstrong on the alleged actual monopolization claim; affirmed the trial judge's order granting judgment in favor of Armstrong on the alleged attempt to monopolize claim; did not disturb the District Court's order dismissing the alleged conspiracy to monopolize claim; affirmed the trial judge's order dismissing all of Fineman's personal claims, both tort and antitrust; and affirmed the trial judge's ruling that plaintiffs could not recover the aggregate amount of all damages awarded by the jury and instead must elect damages awarded on one legal theory. However, the Third Circuit, contrary to Armstrong's arguments: reversed the trial judge's judgment for Armstrong on TINS's claim for an alleged violation of Section 1 of the Sherman Act; reversed the trial judge's judgment in favor of Armstrong on TINS's claim for tortious interference; reversed the trial judge's judgment in favor of Armstrong on TINS's claim for punitive damages; and reversed the trial judge's ruling that had dismissed TINS's alleged breach of contract claim.

The Court of Appeals, in affirming the trial court's new trial order, agreed that the trial court did not abuse its discretion in determining that the jury's verdict was "clearly against the weight of the evidence" and that a new trial was required due to the misconduct of plaintiffs' counsel.

The foregoing summary of the Third Circuit's opinion is qualified in its entirety by reference thereto.

The Court of Appeals granted the Company's motion to stay return of the case to the District Court pending the Company's Petition for Certiorari to the Supreme Court appealing certain antitrust rulings of the Court of Appeals. The Company was informed on February 22 that the Supreme Court denied its Petition. The case has been remanded by the Third Circuit Court of Appeals in Philadelphia to the U. S. District Court in Newark, New Jersey, and a new trial has been set for late April 1994. It is unknown what damage claims TINS will be permitted upon retrial of the case. But during the first trial, claims for actual damages of at least $17.5 million were asserted by plaintiffs' expert and even greater amounts were asserted by Mr. Fineman. Under the antitrust laws, proven damages are trebled. In addition, plaintiff would likely ask for punitive damages, companion to its request for tort damages. Other damages which would likely be sought include reimbursement of attorneys' fees and interest, including prejudgment interest.

The Company denies all of TINS's claims and accordingly is vigorously defending the matter. In the event that a jury finds against the Company, such jury verdict could entail unknown amounts which, if sustained, could have a material adverse effect on its earnings and financial position.


                             --------------------


As previously discussed on pages 6 and 7, with regard to a former county landfill in Buckingham County, Virginia, Thomasville Furniture Industries, Inc., and seven other parties have been identified by the U.S. Environmental Protection Agency ("USEPA") as potentially responsible parties ("PRPs") to fund the cost of remediating environmental conditions at this federal Superfund site. After review of investigative studies to determine the nature and extent of contamination and identify various remediation alternatives, USEPA issued its Proposed Remedial Action Plan in May 1993 proposing a $21 million clean-up cost. In November 1993, however, USEPA issued a revised plan which recommended a reduced $3.5 million alternative, subject to additional costs depending on test results. The PRPs believe that other alternatives are appropriate and discussions with USEPA and Virginia State officials continue.

Spent finishing materials from Thomasville's Virginia furniture plants at Appomattox and Brookneal allegedly comprise a significant portion of the waste presently believed to have been taken to the site by a now defunct disposal firm in the late 1970s. Accordingly, Thomasville could be called upon to fund a significant portion of the eventual remedial costs.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

Not applicable.

Executive Officers of the Registrant
- -------------------------------------

The information appearing in Item 10 hereof under the caption "Executive Officers of the Registrant" is incorporated by reference herein.

                                    PART II
                                    -------

Item 5.  Market for the Registrant's Common Stock and Related Security Holder
- -----------------------------------------------------------------------------
         Matters
         -------

The Company's Common Stock is traded on the New York Stock Exchange, Inc., the Philadelphia Stock Exchange, Inc., and the Pacific Stock Exchange, Inc. As of January 28, 1994, there were approximately 7,876 holders of record of the Company's Common Stock.

                                                                                                   Total
                                                  First      Second       Third       Fourth       Year
===========================================================================================================
                                                                       1993
===========================================================================================================
Dividends per share of common stock                  .30         .30         .30          .30         1.20
- -----------------------------------------------------------------------------------------------------------
Price range of common stock -- low                 28 7/8      29 3/8      30 1/4       40 1/4       28 7/8
- -----------------------------------------------------------------------------------------------------------
Price range of common stock -- high                33 1/8      34 3/4      42 1/2       55 1/4       55 1/4
===========================================================================================================
                                                                       1992
===========================================================================================================
Dividends per share of common stock                  .30         .30         .30          .30         1.20
- -----------------------------------------------------------------------------------------------------------
Price range of common stock -- low                 26          29 5/8      27 1/2       24 1/2       24 1/2
- -----------------------------------------------------------------------------------------------------------
Price range of common stock -- high                33 7/8      37 1/2      32 3/8       32 3/4       37 1/2
===========================================================================================================

Item 6.  Selected Financial Data
- ---------------------------------

- --------------------------------------------------------------------------------
                             EIGHT - YEAR SUMMARY
- --------------------------------------------------------------------------------

For Year ($ millions except for per-share data)     1993      1992       1991      1990      1989      1988      1987      1986
==================================================================================================================================
Net sales                                        2,525.4   2,549.8    2,439.3   2,518.8   2,488.7   2,261.2   1,969.6   1,602.3
- ----------------------------------------------------------------------------------------------------------------------------------
Cost of goods sold                               1,802.3   1,888.7    1,801.1   1,816.6   1,764.0   1,611.0   1,383.6   1,117.5
- ----------------------------------------------------------------------------------------------------------------------------------
Selling and administrative expense                 505.0     511.6      468.3     462.6     436.6     392.0     339.0     286.2
- ----------------------------------------------------------------------------------------------------------------------------------
Interest expense                                    38.0      41.6       45.8      37.5      40.5      25.8      11.5       5.4
- ----------------------------------------------------------------------------------------------------------------------------------
Restructuring charges                              (89.9)   (165.5)     (12.8)     (6.8)     (5.9)       --        --        --
- ----------------------------------------------------------------------------------------------------------------------------------
Gain from sales of woodlands                          --        --         --      60.4       9.5       1.9        --        --
- ----------------------------------------------------------------------------------------------------------------------------------
Miscellaneous income (expense)                       0.5      (2.8)     (11.0)    (32.6)     (7.6)     11.7       3.0       1.6
- ----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing businesses
 before tax                                         90.7     (60.4)     100.3     223.1     243.6     246.0     238.5     194.8
- ----------------------------------------------------------------------------------------------------------------------------------
Income taxes                                        27.2      (0.5)      39.7      76.7      85.9      92.4      97.4      82.6
- ----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing businesses          63.5     (59.9)      60.6     146.4     157.7     153.6     141.1     112.2
- ----------------------------------------------------------------------------------------------------------------------------------
  As a percentage of sales                           2.5%     (2.3)%      2.5%      5.8%      6.3%      6.8%      7.2%      7.0%
- ----------------------------------------------------------------------------------------------------------------------------------
  As a percentage of average monthly
   assets                                            3.2%     (2.8)%      2.9%      7.1%      8.3%     10.2%     11.6%     11.3%
- ----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing businesses
 applicable to common stock (a)                     49.6     (73.7)      41.2     126.9     148.0     153.2     140.7     111.8
- ----------------------------------------------------------------------------------------------------------------------------------
 Per common share--primary                          1.32     (1.98)      1.11      3.26      3.26      3.31      2.98      2.33
- ----------------------------------------------------------------------------------------------------------------------------------
 Per common share--fully diluted (b)                1.26     (1.98)      1.11      2.99      3.11      3.31      2.98      2.33
- ----------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                 63.5    (227.7)      48.2     141.0     187.6     162.7     150.4     122.4
- ----------------------------------------------------------------------------------------------------------------------------------
 As a percentage of sales                            2.5%     (8.9)%      2.0%      5.6%      7.5%      7.2%      7.6%      7.6%
- ----------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) applicable to common
 stock (a)                                          49.6    (241.5)      28.8     121.5     177.9     162.3     150.0     122.0
- ----------------------------------------------------------------------------------------------------------------------------------
 As a percentage of average
   shareholders' equity                              9.0%    (33.9)%      3.3%     13.0%     17.9%     17.0%     17.6%     16.0%
- ----------------------------------------------------------------------------------------------------------------------------------
 Per common share--primary                          1.32     (6.49)       .77      3.12      3.92      3.51      3.18      2.54
- ----------------------------------------------------------------------------------------------------------------------------------
 Per common share--fully diluted (b)                1.26     (6.49)       .77      2.86      3.72      3.51      3.18      2.54
- ----------------------------------------------------------------------------------------------------------------------------------
Dividends declared per share
 of common stock                                    1.20      1.20       1.19     1.135     1.045      .975      .885     .7325
- ----------------------------------------------------------------------------------------------------------------------------------
Purchases of property, plant,
 and equipment                                     117.6     115.8      133.8     195.1     231.0     198.7     183.0     139.8
- ----------------------------------------------------------------------------------------------------------------------------------
Aggregate cost of acquisitions                        --       4.2         --      16.1        --     355.8      71.5      53.1
- ----------------------------------------------------------------------------------------------------------------------------------
Total depreciation and amortization                130.0     136.9      135.7     130.1     134.0     109.2      91.4      74.3
- ----------------------------------------------------------------------------------------------------------------------------------
Average number of employees--
 continuing businesses                            21,682    23,500     24,066    25,014    25,349    22,801    21,020    18,916
- ----------------------------------------------------------------------------------------------------------------------------------
Average number of common
 shares outstanding                                 37.2      37.1       37.1      38.8      45.4      46.2      47.2      48.1
==================================================================================================================================

YEAR-END POSITION
==================================================================================================================================
Working capital                                    204.1     167.1      238.9     181.8     323.5     139.0     255.3     327.7
- ----------------------------------------------------------------------------------------------------------------------------------
Net property, plant, and equipment               1,039.1   1,072.0    1,152.9   1,147.4   1,059.2   1,040.2     760.7     603.0
- ----------------------------------------------------------------------------------------------------------------------------------
Total assets                                     1,929.3   2,009.8    2,149.9   2,146.3   2,033.0   2,097.7   1,602.5   1,298.2
- ----------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                     256.8     266.6      301.4     233.2     181.3     185.9      67.7      58.8
- ----------------------------------------------------------------------------------------------------------------------------------
Total debt as a percentage of
 total capital (c)                                  52.2%     57.2%      46.9%     45.7%     36.1%     35.9%     22.8%     16.9%
- ----------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity                               569.5     569.2      885.5     899.2     976.5   1,021.8     913.8     813.0
- ----------------------------------------------------------------------------------------------------------------------------------
Book value per share of
 common stock                                      14.71     14.87      23.55     24.07     23.04     21.86     19.53     16.85
- ----------------------------------------------------------------------------------------------------------------------------------
Number of shareholders (d)(e)                      7,962     8,611      8,896     9,110     9,322    10,355     9,418     9,621
- ----------------------------------------------------------------------------------------------------------------------------------
Common shares outstanding                           37.2      37.1       37.1      37.1      42.3      46.3      46.2      47.5
- ----------------------------------------------------------------------------------------------------------------------------------
Market value per common share                     53 1/4    31 7/8     29 1/4        25    37 1/4        35    32 1/4    29 7/8
==================================================================================================================================

Notes:
(a) After deducting preferred dividend requirements and adding the tax benefits for unallocated shares.
(b) See definition of fully diluted earnings per share on page 38.
(c) Total debt includes short-term debt, current installments of long-term debt, long-term debt, and ESOP loan guarantee. Total capital includes total debt and total shareholders' equity.
(d) Includes one trustee who is the shareholder of record on behalf of approximately 4,300 employees in 1993, 4,500 employees in 1992, 4,600 employees in 1991, 4,500 employees in 1990, 4,700 employees in 1989, and 4,400 employees in 1988 who have beneficial ownership through the company's retirement savings plans.
(e) Includes, for 1987 and 1986, a trustee who was the shareholder of record on behalf of approximately 11,000 employees who obtained beneficial ownership through the Armstrong Stock Ownership Plan, which was terminated at the end of 1987.

Item 7.  Management's Discussion and Analysis of Financial Condition and
- -------------------------------------------------------------------------
         Results of Operations
         ---------------------

1993 compared with 1992

Financial condition

   As shown on the Consolidated Statements of Cash Flows, net cash provided by operating activities in 1993 was $291.2 million which was more than sufficient to cover investments in property, plant, and equipment and dividends. The excess cash, plus cash proceeds from the sale of assets and the decrease in cash and cash equivalents, was used to reduce debt by $124.1 million.

   For 1993, the company recorded an $89.9 million charge before tax ($60.0 million after tax) for restructuring resulting from 1993 decisions associated with major process improvements and significant organizational changes recommended by the teams of project PATH (a company initiative announced in August 1993 to strengthen its global competitiveness). Approximately 80% of the before-tax losses were related to charges for severance and special retirement incentives associated with the elimination of employee positions, and approximately one-third of the before-tax loss represented future cash outlays. Most of the cash outlays are expected to occur in 1994 and to be offset by operating savings. The operating cash savings, resulting from restructuring actions taken during 1993 and 1992, more than offset the 1993 cash outlays of $39.3 million for restructuring.

   During the fourth quarter of 1993, the company terminated, prior to maturity, interest rate swaps totaling $100 million, and currency swaps totaling $37.2 million.

   Working capital was $204.1 million as of December 31, 1993--$37.0 million higher than the $167.1 million at year-end 1992. The primary reason for the increase in working capital was the repayment of short-term debt. Accounts receivable and inventories declined $19.1 million and $33.2 million, respectively, both reflecting reductions in most business units with half of the reductions attributed to the European building products business.

   A financing arrangement of a foreign subsidiary's principal pension plan, whereby the subsidiary became self-insured for its pension obligations, resulted in recording a noncurrent asset and long-term liability of $37.7 million (see page 42).

   The company's 1993 year-end ratio of current assets to current liabilities was 1.47 to 1, compared with 1.31 to 1 ratio reported in 1992. The 1993 and 1992 year-end ratio of total debt to total capital was 52.2% and 57.2%, respectively.

   The company is involved in significant asbestos-related litigation which is described more fully under "Litigation" on pages 60-64 and which should be read in connection with this discussion and analysis. The company does not know how many claims will be filed against it in the future, nor the details thereof or of pending suits not fully reviewed, nor the expense and any liability that may ultimately result therefrom, nor does the company know the annual claims flow caps to be negotiated after the initial 10-year period for the settlement class action or the then compensatory levels to be negotiated for such claims or the success the company may have in addressing the Midland Insurance Company insolvency with its other insurers. Subject to the foregoing and based upon its experience and other factors, the company believes that it is probable that substantially all of the expenses and any liability payments associated therewith will be paid--in the case of the personal injury claims, by agreed-to coverage under the Wellington Agreement and supplemented by payments by non-subscribing insurers that entered into settlement agreements with the company and additional insurance coverage reasonably anticipated from the outcome of the insurance litigation and from the company's claims for non-products coverage both under certain insurance policies covered by the Wellington Agreement and under certain insurance policies not covered by the Wellington Agreement which claims have yet to be accepted by the carriers--and in the case of the asbestos-related property damage claims, under an existing interim agreement, by insurance coverage settlement agreements and through additional coverage reasonably anticipated from the outcome of the insurance litigation. To the extent that costs of the property damage litigation are being paid by the company's insurance carriers under reservation of rights, the company believes that it is probable that such payments will not be subjected to recoupment. Thus, the company has not recorded any liability for any defense costs or indemnity relating to these lawsuits other than a reserve in "Other long-term liabilities" for the estimated potential liability associated with claims pending and intended to cover potential liability and settlement costs, legal and administrative costs not covered under the agreements, and certain other factors which have been involved in the litigation about which uncertainties exist. Even though uncertainties still remain as to the potential number of unasserted claims, the liability resulting therefrom, and the ultimate scope of its insurance coverage, after consideration of the factors involved, including the Wellington Agreement, the settlements with other insurance carriers, the results of the trial phase and the first level appellate stage of the California insurance litigation, the remaining reserve, the establishment of the Center for Claims Resolution, the proposed settlement class action, and its experience, the company believes that this litigation will not have a material adverse effect on its earnings, liquidity, or financial position.

   The accounting treatment for the Company's asbestos-related personal injury litigation will be affected by changes in accounting practices required by the Financial Accounting Standards Board Interpretation Number 39 (FIN 39) and the Securities and Exchange Commission Staff Accounting Bulletin No. 92 (SAB 92). FIN 39, which is effective beginning in 1994, does not permit offsetting unless a right of set off exists. Historically, the Company has been following the practice of offsetting the liability for asserted claims with expected insurance coverage. The Company intends to reflect the required changes in its first quarter 1994 Form 10-Q and, therefore, will record a liability for asbestos-related personal injury claims and an asset for insurance coverage deemed probable.

   Reference is made to the litigation involving The Industry Network System, Inc. (TINS), discussed on pages 64-65. The company denies all of TINS' claims and accordingly is vigorously defending the matter. In the event that a jury finds against the company, such jury verdict could entail unknown amounts which, if sustained, could have a material adverse effect on its earnings and financial position.

   Reference is also made to environmental issues as discussed on pages 51, 52, and 61. The company believes any sum it may have to pay in connection with environmental matters in excess of amounts accrued would not have a material adverse effect on its financial condition, liquidity, or results of operations.

   Long-term debt, excluding the company's guarantee of the ESOP loan, was reduced by $9.8 million in 1993. At year-end 1993, long-term debt represented 45% of shareholders' equity compared with 47% at the end of 1992.

   Should a need develop for additional financing, it is management's opinion that the company has sufficient financial strength to warrant the required support from lending institutions and financial markets.

Consolidated results

   Net sales in 1993 of $2.53 billion decreased 1.0% compared with 1992 sales of $2.55 billion. The weaker European exchange rates were a key factor in the sales decline. Translating foreign currency sales to U.S. dollars at 1992 exchange rates would have resulted in a year-to-year sales increase of 1.9%. Armstrong's residential markets were very positive in the U.S., but the weakness in the European economies and the lackluster commercial markets worldwide reduced the overall opportunity. While sales in the first two quarters of 1993 were lower than the comparable 1992 quarters, third and fourth quarter sales did exceed those of the prior year.

   Net earnings were $63.5 million compared with a net loss in 1992 of $227.7 million. Net earnings per common share were $1.32 on a primary basis and $1.26 on a fully diluted basis. The net loss per share of common stock was $6.49 on both a primary and fully diluted basis for 1992.

   The return on common shareholders' equity in 1993 was 9.0% compared with a negative 33.9% in 1992.

   The 1992 loss reflects charges of $167.8 million after tax related to the company's adoption, retroactive to January 1, 1992, of SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions;" and SFAS 112, "Employers' Accounting for Postemployment Benefits." The computation of SFAS 112 was refined during 1993 with the net loss in 1992 being reduced and restated by $6.5 million or 18 cents per share. The restated 1992 net loss from continuing businesses totaled $59.9 million, or a $1.98 loss per share of common stock.

   The effective tax rate for 1993 was 30.0%. This reflects the company's higher use of foreign tax credits, reductions of deferred taxes because some foreign countries reduced their statutory tax rates, and lower foreign tax rates, which more than offset the 1% increase in the U.S. statutory tax rate. The net loss from 1992 included an effective tax benefit rate of only 1.0%, primarily because some of the restructuring charges did not provide tax benefits. The company also adopted SFAS 109, "Accounting for Income Taxes," resulting in tax benefits of $5.5 million for 1992 being credited directly to retained earnings rather than to income taxes on the consolidated statement of earnings.

   Restructuring charges for 1993, totaling $89.9 million before tax, were included in the earnings from continuing businesses and were associated with Armstrong initiatives to enhance its global competitiveness. These costs are primarily associated with the elimination of employee positions in the U.S. and Europe. For the full year 1992, restructuring charges totaled $165.5 million before tax and related to the closing of four major manufacturing plants; the scaling back of operations in certain other plants in the U. S. and abroad; accruals for costs associated with the elimination of positions throughout the rest of the company; as well as write-downs of the value of land, buildings, equipment, and intangible assets of the company. Cash outlays for the 1993 restructuring charges will occur primarily throughout 1994 and should be fully recovered within two to three years.

   The cost of goods sold for 1993, when expressed as a percent of sales, was 71.4%--the lowest level for the last four years--and compares favorably with 1992's cost of goods sold of 74.1%. These lower costs reflect the positive effects of the 1992 restructuring activities, productivity gains, some pricing increases, and product mix enhancements.

   Interest expense was favorably affected by lower debt levels and lower interest accruals for tax obligations. Miscellaneous income and expense in 1993 included the positive effects of lower amortization of acquired intangibles as a result of the 1992 restructuring, profits resulting from the closing out of some interest rate swaps in anticipation of interest rate increases, and gain on sale of assets. Partially offsetting these positive effects were some increased environmental expenses and a small foreign exchange loss in 1993 compared with a small foreign exchange gain in 1992.


Geographic area results (see pages 7 and 8)

   United States--Sales increased by nearly 4% from 1992 levels. The 1992 net sales included five months of the building products segment's grid sales that were made prior to the formation of the Armstrong and Worthington Industries joint venture (WAVE) effective June 1, 1992. Removing these sales from 1992 would result in an additional 1% increase in the year-to-year sales comparison. Operating profits jumped 251% when comparing 1993 with those of 1992. The continuing economic recovery provided increased opportunity in our end-use markets. During 1993, single family housing starts increased 6% and the sale of existing single family homes rose nearly 8%. Nonresidential new construction appeared to be close to the bottom of its cycle.

   A major source of higher sales in 1993 was the significant increase in business channeled through national home centers and mass merchandisers. These sales, coupled with the stronger resilient flooring business, were major factors in generating significantly higher operating profits. The furniture and ceramic tile businesses also generated higher sales, while sales in the building products and textile products businesses were lower. The operating profit improvements were also driven by the 1992 restructuring activities that resulted in lower manufacturing costs in most domestic businesses, by some higher sales levels, and by continuing productivity improvements.

   Operating profits for both years included significant restructuring charges. The 1993 and 1992 restructuring charges total about $37 million and $98 million, respectively. The 1993 restructuring charges were primarily attributable to position eliminations. The 1992 restructuring charges included closing two plants, the write-down of fixed assets, and the elimination of employee positions.

   Export sales of Armstrong products from the U.S. to trade customers increased nearly $3 million, or 11%, compared with 1992.

   Europe--The 1993 European economic environment continued to be weak in both the commercial and residential markets; however, the British market offered some improvement for Armstrong products. Net sales decreased 16%, but two-thirds of the decline reflected the weakening of European currencies. Excluding the impact of the strong U.S. dollar, insulation products was the only business in Europe that recorded a year-to-year sales increase. The European building products business relies entirely on commercial construction and had the largest decline, nearly 12%. Even with lower sales, operating profits for Europe improved 41%. This improvement was primarily the result of lower costs caused by restructuring actions taken in the latter part of 1992, including the closing of the Ghlin, Belgium, ceilings manufacturing facility.

   Other foreign--Sales in 1993 declined nearly 4% from those of 1992. Operating profits were recorded for 1993 compared with an operating loss in 1992. The 1992 operating loss resulted from restructuring charges associated with the closing of the Gatineau, Canada, ceilings manufacturing plant. The overall sales decline was a result of lower sales of resilient flooring in Japan and Southeast Asia that were partially offset by higher sales of flooring in Australia and Canada and of building products in the Pacific Rim. Excluding the impact of the restructuring charges in 1992, operating profit for 1993 increased in the year-to-year comparison.


Industry segment results (see pages 3 and 4)

   Floor coverings--Worldwide sales were 5% higher in 1993 than in 1992, with operating profits increasing threefold from 1992 levels. The operating profit included restructuring charges in 1993 of almost $28 million compared with nearly $81 million in 1992. Almost three-fourths of the 1993 restructuring charges were related to ceramic tile with the remainder recorded in resilient flooring. Nearly all of the 1992 restructuring charges related to ceramic tile.

   Sales in the resilient flooring portion increased in North America but were lower in the European and Pacific areas. The North American increase was driven by sales in the U.S. market with strong growth through national account home centers and mass merchandisers as well as modest growth through wholesalers. The U.S. resilient flooring business was also helped by higher sales of existing homes and new housing construction. Ceramic tile recorded a modest sales increase primarily because of its residential business. The commercial institutional market for ceramic tile continued to be weak, providing little sales growth in 1993 compared with 1992.

   Operating profits, excluding the effects of restructuring charges, increased 42%. Resilient flooring operating profits improved because of the higher sales levels and because of significantly lower manufacturing costs that were achieved by process improvement and productivity gains. Ceramic tile continued to record a loss in 1993 as it did in 1992, but the losses were less in each of the 1993 quarters when compared with 1992. The ceramic tile business was adversely affected by very competitive pricing and a shift in product mix to lower margin products.

   Capital investments for 1993 were higher than those of 1992 with continued concentration of these expenditures in improving and maintaining the current manufacturing processes and in generating additional capacity from existing equipment.

   Building products--On a worldwide basis, market conditions did not improve in the commercial construction markets in 1993. The North American sales comparison reflects a decline because the first five months of 1992 included grid that was sold prior to the formation of the WAVE joint venture. The European markets, with the exception of the United Kingdom, were weaker in 1993. European sales declined by nearly 22%, of which half was caused by weaker European currencies.

   The 1993 operating profit included restructuring charges of nearly $14 million, while the 1992 operating loss included $35 million of restructuring charges. This segment lowered its cost structure significantly as a result of restructuring actions taken in 1992 that included the closing of two manufacturing facilities and productivity improvements that were attained in 1993. Even with lower sales and competitive pricing early in 1993, the lower cost structure that was put in place, coupled with some higher sales prices in the second half of 1993, permitted this segment to increase operating profits.

   Capital investments in 1993 were about the same as 1992, but both years' expenditures were lower than depreciation levels.

   Furniture--Operating results for this segment were positive--1993 sales nearly 3% higher than those of 1992 and operating profits more than 150% higher than last year. Both years contained restructuring charges that were less than $1 million in 1993 and nearly $5 million in 1992. Exclusive of restructuring charges, this segment recorded operating profits that were 80% higher than last year.

   With the U.S. consumer household durable goods spending increasing in 1993, modest sales increases were recorded in the Thomasville wood and upholstery business that more than offset declines in the Armstrong retail, ready-to-assemble furniture, and the contract business.

   The operating profit improvement was driven by higher sales volume, lower costs resulting from the 1992 restructuring program, and improved productivity. Higher lumber costs had a negative impact on 1992 operating results and continued to increase throughout much of 1993 but were offset by increased sales prices. Capital expenditures in 1993 increased modestly over those of 1992.

   Industry products--Almost three-quarters of the sales of this segment generally occur in European markets, which in 1993 remained in recession, limiting growth opportunities. Worldwide sales declined nearly 7%, with the stronger U.S. dollar accounting for 95% of the decline. Operating profits declined by slightly more than 7%, with restructuring charges of almost $13 million in each year.

   The insulation business remains the most significant portion of this segment. Excluding the negative effect of currency translation, sales grew modestly while operating profits recorded a small decline. The German market remained relatively strong for this business while markets in the other European countries were adversely affected by weak economies. Sales in North America and the Pacific Rim recorded a small increase in 1993. While the insulation business restructuring programs did lower costs, they were not able to offset the impact of the lower sales and competitive pricing pressures.

   The textile mill supplies business recorded significantly lower sales that were driven by the worldwide recession in the textile industry. This business, while lowering its cost structure, was unable to offset the impact of the significantly lower sales worldwide. The gasket materials business recorded slightly lower sales, with a small decline in operating profit from 1992 levels.

   Capital expenditures were reduced by about one-third from 1992 levels, but were almost 40% greater than annual depreciation levels. The capital investments continue generally to support future growth of this segment.

1992 compared with 1991

Financial condition

   As shown on the Consolidated Statements of Cash Flows, net cash provided by operating activities in 1992 was $186.8 million, more than sufficient to cover investments in property, plant, and equipment, and dividends, and an investment in a new joint venture. The balance of cash, including cash proceeds from sale of assets, was used to reduce debt and increase cash and cash equivalents.

   During the first quarter of 1992, the company redeemed, for $8.8 million, all outstanding 8% sinking-fund debentures due in 1996 at face value plus accrued interest to the date of redemption.

   For 1992, the company recorded a $165.5 million charge before tax ($123.8 million after tax) in connection with a restructuring plan designed to increase the overall profitability of the company by closing four major plants; scaling back of certain operations; elimination of positions throughout the company; and write-downs of land, buildings, equipment and intangible assets. Approximately two-thirds of the before-tax losses were noncash charges related to the write-down of assets. Cash outlays for restructuring charges in 1992 were approximately $9.4 million. Most of the cash outlays are expected to occur in 1993 and to be offset by operating savings resulting from the restructuring.

   During the fourth quarter of 1992, the company adopted three new financial accounting statements: SFAS 106, SFAS 109 and SFAS 112. Adoption of these financial accounting statements had no current cash flow impact on the company.

   Receivables declined $2.7 million and inventories declined $17.0 million. Each reflects the translation of foreign currency receivables or inventories to U.S. dollars at lower exchange rates. Higher sales volume late in the fourth quarter increased receivables and helped lower inventories. Current income tax benefits increased $8.1 million, principally because of deferred tax benefits related to restructuring charges. Other noncurrent assets decreased $53.1 million because of a $30.0 million write-off of intangible assets and a $30.0 million reduction of prepaid pension costs, both attributable to restructuring activities. Partially offsetting the decreases in noncurrent assets were investments in the WAVE grid joint venture.

   The company's year-end ratio of current assets to current liabilities declined to approximately 1.3 to 1 from the 1.5 to 1 ratio reported in 1991. The major cause of the decline is the $47.9 million of accrued expenses associated with restructuring activities.

   The company is involved in significant litigation, which is described more fully under "Litigation" on pages 60-65 and which should be read in connection with this discussion and analysis.

   Although the company does not know how many claims will be filed against it in the future, nor the details thereof or of pending suits not fully reviewed, nor the expense and any liability that may ultimately result therefrom, based upon its experience and other factors, the company believes that it is probable that nearly all of the expenses and any liability payments associated therewith will be paid--in the case of the personal injury claims, by agreed-to coverage under the Wellington Agreement and supplemented by payments by nonsubscribing insurers that entered into settlement agreements with the company and additional insurance coverage reasonably anticipated from the outcome of the insurance litigation and from the company's claims for non-products coverage, both under certain insurance policies covered by the Wellington Agreement and under certain insurance policies not covered by the Wellington Agreement which claims have yet to be accepted by the carriers--and in the case of the property damage claims, under an existing interim agreement, by insurance coverage settlement agreements and through additional coverage reasonably anticipated from the outcome of the insurance litigation. To the extent that costs of the property damage litigation are being paid by the company's insurance carriers under reservation of rights, the company believes that it is probable that such payments will not be subjected to recoupment. Thus, the company has not recorded any liability for any defense costs or indemnity relating to these lawsuits other than a reserve in "Other long-term liabilities" for the estimated potential liability associated with claims pending intended to cover potential liability and settlement costs, legal and administrative costs not covered under the agreements, and certain other factors which have been involved in the litigation about which uncertainties exist. Even though uncertainties still remain as to the potential number of unasserted claims, the liability resulting therefrom, and the ultimate scope of its insurance coverage, after consideration of the factors involved, including the Wellington Agreement, the settlements with other insurance carriers, the remaining reserve, the establishment of the Center for Claims Resolution, the proposed settlement class action, and its experience, the company believes that this litigation will not have a material adverse effect on its earnings, liquidity, or financial position.

   Reference is made to the litigation involving The Industry Network System, Inc. (TINS), discussed on pages 64-65. The company denies all of TINS' claims and accordingly is vigorously defending the matter. In the event that a jury finds against the company, such jury verdict could entail unknown amounts which, if sustained, could have a material adverse effect on its earnings and financial position.

   Long-term debt, excluding the company's guarantee of the ESOP loan, was reduced by $34.8 million in 1992. At year-end 1992, long-term debt represented 47% of shareholders' equity compared with 34% at the end of 1991. The increase is the result of shareholder equity reductions caused primarily by the cumulative-effect charges from adoption of accounting statements and restructuring charges previously discussed.

   Should a need develop for additional financing, it is management's opinion that the company has sufficient financial strength to warrant the required support from lending institutions and financial markets. In June 1992, the company's registration statement for $250 million of debt securities was declared effective.


Consolidated results

   Record net sales in 1992 of $2.55 billion increased 4.5% from $2.44 billion in 1991. Increased sales opportunity was provided by the residential, do-it-yourself, and industrial markets, while for the fifth consecutive year, commercial markets remained depressed. European economies continued to reflect a recessionary environment, which resulted in reduced demands for the company's products. Sales in each of the 1992 quarters were above those of 1991. The rate of growth was highest in the first quarter, but was lower during the last three quarters of the year.

   Net losses in 1992 were $227.7 million, compared with net earnings of $48.2 million in 1991. Net losses per share of common stock for 1992 were $6.49 on both a primary and fully diluted basis compared with 1991 net earnings of 77 cents per share.

   The return on common shareholders' equity in 1992 was a negative 33.9% compared with a positive return of 3.3% in 1991.

   The 1992 losses reflect charges of $167.8 million after tax related to the company's adoption, retroactive to January 1, 1992, of SFAS 106 and SFAS 112. The 1991 net earnings included a $12.4 million after-tax provision related to discontinued businesses.

   Losses from continuing businesses in 1992 totaled $59.9 million, compared with earnings from continuing businesses of $60.6 million in 1991. The loss per share of common stock from continuing businesses was $1.98 on both a primary and fully diluted basis compared with 1991 earnings per share of $1.11.

   The net loss for 1992 included an effective tax benefit rate of 1.0% compared with 1991's effective tax rate of 39.6%. The reduced 1992 tax benefit rate is generally because some of the restructuring charges do not provide tax benefits. In addition, a lower share of foreign countries' earnings resulted in lower tax rates. The company also adopted SFAS 109 resulting in tax benefits of $5.5 million for 1992 being credited directly to retained earnings rather than to income taxes on the consolidated statement of earnings. The 1991 effective tax rate included an increased share of the company's earnings coming from foreign countries with higher tax rates and a $3.7 million deferred income tax charge reflecting increases in state income tax rates.

   The loss from continuing businesses before income taxes was $60.4 million, compared to earnings from continuing businesses before income taxes in 1991 of $100.3 million.

   Included in the loss from continuing businesses for the full year 1992 were restructuring charges of $165.5 million before tax. These restructuring charges related to the closing of four major manufacturing plants--two in the U.S., one in Canada, one in Belgium--and to the scaling back of operations in certain other plants in the U.S. and abroad. Also included were accruals for costs associated with elimination of positions throughout the company, as well as write-downs of the value of land, buildings, equipment, and intangible assets of the company. The cash outlays for the restructuring charges will occur primarily in 1993 and are expected to be recovered by the savings resulting from the restructuring. Restructuring charges for 1991 amounted to $8.4 million after tax.

   Lower short-term interest rates favorably affected interest expense. Miscellaneous income and expense in 1992 included the positive effects of an insurance reimbursement for certain costs associated with the 1990 takeover threat, foreign exchange gains, lower amortization of intangibles, and a gain from the early retirement of certain debt; the 1991 results included foreign exchange gains of $5.9 million.

   The cost of goods sold for 1992, when expressed as a percent of sales, was 74.1% compared with 1991's 73.8%. This higher cost relationship is the result of the previously mentioned expense accruals required by SFAS 106 and SFAS 112. Operating results were affected by competitive pricing pressures and higher fixed costs concurrent with slow sales growth.

Geographic area results (see pages 7 and 8)

   United States--Sales increased more than 4% while operating profits declined 61% when compared with 1991. Residential end-use markets improved significantly in 1992 when compared with 1991. Single family housing starts increased at a double digit rate while the sales of existing single family homes provided a more modest increase. New construction put in place for private nonresidential buildings was significantly lower in 1992 than in 1991.

   The 1992 net sales included only five months of the building products segment's grid sales compared with a full year's sales in 1991 as a result of the grid joint venture with Worthington Industries effective June 1, 1992. Results after that date have been recorded on an equity-accounting basis. The major contributor to increased sales in 1992 was the resilient flooring business which benefited from significant new product introductions and year-to-year improvements in the previously mentioned single family housing starts and sales of existing homes. Most domestic businesses were affected by competitive and promotional pricing and less favorable product mix. Costs associated with the expansion of the residential ceramic tile program adversely impacted profit performance.

   The largest decline in operating profit is attributable to the major restructuring charges recorded during 1992, including the closing of the Pleasant Garden, N.C., furniture plant, the closing of the Quakertown, Pa., quarry-tile ceramic plant, and related accruals for the write-downs of land, buildings, and equipment, as well as elimination of employee positions.

   Export sales of Armstrong products from the U.S. to trade customers declined $5 million or 17% during 1992 when compared with 1991.

   Europe--The 1992 economic environment in Europe continued to weaken in both the commercial and residential markets. Net sales increased 7%, but more than half of the increase was the result of translating foreign currency sales to

U.S. dollars at higher exchange rates. Operating profits declined 56%. Nearly 60% of this decline was due to restructuring charges related to the closing of the Ghlin, Belgium, plant and to accruals for the elimination of employee positions. The European insulation business continued its sales and operating profit improvement, primarily as a result of a strong German insulation market. This business's operating profit was reduced by start-up costs related to new facilities in Spain and Germany during 1992. The European ceilings business was affected by the depressed commercial markets coupled with competitive pricing and a less favorable product mix.

   Other foreign--Sales in 1992 declined 3% from those of 1991 while an operating loss was recorded for the year. The operating loss included restructuring charges associated with the closing of the Gatineau, Canada, ceilings manufacturing plant. Sales improvement was recorded in the Southeast Asian area, but operating profits declined in this area as a result of increased costs that are designed to obtain future growth.


Industry segment results (see pages 3 and 4)

   Floor coverings--Sales were 7% higher in 1992 than in 1991, with operating profits declining by 64%. Operating profits include restructuring charges in 1992 of nearly $81 million compared with $3 million in 1991. Nearly all of the restructuring charges relate to ceramic tile.

   Sales in the resilient flooring portion increased significantly, paced by sales in North America, where a new annual sales record was set with the help of the introduction of the largest-ever assortment of new flooring products during the second quarter of 1992. Ceramic tile recorded a small increase in sales primarily because of the developments in the residential ceramic tile markets through American Olean and Armstrong distribution channels. The ceramic tile portion continues to be adversely affected by the depressed commercial institutional market and recorded losses in both 1992 and 1991.

   Operating profits during 1992, while positively affected by the sales growth, were adversely affected by competitive pricing, movement towards a lower margin sales mix, small increases in raw material costs in the second half of the year, and continuing costs related to the new residential ceramic tile businesses.

   Capital investments for 1992 were lower than 1991 but continued to be directed toward product development, cycle-time reduction, and manufacturing process improvements.

   Building products--On a worldwide basis, market conditions remained depressed in the commercial construction markets, resulting in lower opportunity and declining product prices. Sales declined nearly 3% year to year while recording an operating loss that included restructuring charges of $35 million in 1992 compared with $4.3 million in 1991.

   The year-to-year sales decline was caused by the transfer of grid sales for the last seven months of 1992 to the WAVE joint venture.

   The continued decline of nonresidential construction in the U.S. and abroad significantly affected the operating results. Worldwide competitive pricing pressures and lack of sales growth eroded operating profit faster than the company's ability to lower costs.

   Capital investments in 1992 were reduced significantly from prior year levels and were directed towards manufacturing process improvement and consolidations.

   During 1992, the company closed its Gatineau, Canada, and Ghlin, Belgium, ceilings plants and scaled back other operations. In 1991, Armstrong exited certain wall businesses and its Forms + Surfaces architectural products business.

   Furniture--The 1992 sales increased 5%, while operating profits declined 43%, including restructuring charges of $4.8 million.

   The contract furniture, ready-to-assemble furniture, and upholstered furniture businesses reflected sales increases that were partially offset by lower sales in the Thomasville wood business. Operating results were adversely affected by promotional pricing efforts, higher lumber costs, and increased costs for employee medical benefits.

   Actions were taken in 1992 to monitor customer satisfaction, increase square footage of the Thomasville Home Furnishings Stores, reengineer upholstery operations to improve service, and develop a computerized order service system for expediting shipments. Investments in these areas increased capital expenditures modestly for 1992 compared with 1991. Restructuring actions included closing the Pleasant Garden manufacturing facility and elimination of salaried employee positions.

   Industry products--Worldwide sales increased 11% while operating profits declined $7.7 million, or 18%. Restructuring charges were $12.5 million in 1992 and $2.2 million in 1991.

   The insulation business remained strong in 1992 because of the European markets, particularly in Germany. New product introductions and improved technical values through new formulations aided the success of this business. Profitability was slowed somewhat by start-up costs for new facilities in Spain and Germany that increased capacity. The gasket materials business recorded strong sales and operating profit increases when compared with 1991. The textile mill supplies business recorded small sales increases, but operating results declined because of cost and pricing pressures.

Item 8.  Financial Statements and Supplementary Data
- ----------------------------------------------------

FINANCIAL STATEMENTS AND REVIEW              CONSOLIDATED STATEMENTS OF EARNINGS

The Financial Review, pages 38-65, is an integral part of these statements.

Years ended December 31 (millions except for per-share data)              1993                  1992                 1991
===========================================================================================================================
Current earnings
- ---------------------------------------------------------------------------------------------------------------------------
Net sales                                                             $2,525.4              $2,549.8             $2,439.3
- ---------------------------------------------------------------------------------------------------------------------------
Cost of goods sold                                                     1,802.3               1,888.7              1,801.1
- ---------------------------------------------------------------------------------------------------------------------------
Gross profit                                                             723.1                 661.1                638.2
- ---------------------------------------------------------------------------------------------------------------------------
Selling and administrative expense                                       505.0                 511.6                468.3
- ---------------------------------------------------------------------------------------------------------------------------
Earnings from continuing businesses before other
- ---------------------------------------------------------------------------------------------------------------------------
  income (expense) and income taxes                                      218.1                 149.5                169.9
- ---------------------------------------------------------------------------------------------------------------------------
Other income (expense):
- ---------------------------------------------------------------------------------------------------------------------------
  Interest expense                                                       (38.0)                (41.6)               (45.8)
- ---------------------------------------------------------------------------------------------------------------------------
  Restructuring charges                                                  (89.9)               (165.5)               (12.8)
- ---------------------------------------------------------------------------------------------------------------------------
  Miscellaneous income (expense)                                           0.5                  (2.8)               (11.0)
- ---------------------------------------------------------------------------------------------------------------------------
                                                                        (127.4)               (209.9)               (69.6)
- ---------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing businesses before income taxes            90.7                 (60.4)               100.3
- ---------------------------------------------------------------------------------------------------------------------------
Income taxes                                                              27.2                  (0.5)                39.7
- ---------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing businesses                                63.5                 (59.9)                60.6
- ---------------------------------------------------------------------------------------------------------------------------

- ---------------------------------------------------------------------------------------------------------------------------
Discontinued businesses:
- ---------------------------------------------------------------------------------------------------------------------------
  Loss, net of income tax benefit of $1.9                                   --                    --                 (3.8)
- ---------------------------------------------------------------------------------------------------------------------------
  Provision for loss on disposition of discontinued businesses,
- ---------------------------------------------------------------------------------------------------------------------------
    net of income tax benefit of $4.6                                       --                    --                 (8.6)
- ---------------------------------------------------------------------------------------------------------------------------
Cumulative effect of changes in accounting for:
- ---------------------------------------------------------------------------------------------------------------------------
  Postretirement benefits, net of income tax benefit of $84.9               --                (135.4)                  --
- ---------------------------------------------------------------------------------------------------------------------------
  Postemployment benefits, net of income tax benefit of $20.9               --                 (32.4)                  --
- ---------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                   $   63.5              $ (227.7)            $   48.2
===========================================================================================================================

- ---------------------------------------------------------------------------------------------------------------------------
Dividends paid on Series A convertible preferred stock                    19.2                  19.3                 19.4
- ---------------------------------------------------------------------------------------------------------------------------
Tax benefit on dividends paid on unallocated preferred shares              5.3                   5.5                   --
- ---------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) applicable to common stock                        $   49.6              $ (241.5)            $   28.8
===========================================================================================================================

- ---------------------------------------------------------------------------------------------------------------------------
Per share of common stock:
- ---------------------------------------------------------------------------------------------------------------------------
  Primary:
- ---------------------------------------------------------------------------------------------------------------------------
    Earnings (loss) from continuing businesses                        $    1.32             $   (1.98)           $    1.11
- ---------------------------------------------------------------------------------------------------------------------------
    Loss from discontinued businesses                                       --                    --                  (.11)
- ---------------------------------------------------------------------------------------------------------------------------
    Provision for loss on disposition of discontinued businesses            --                    --                  (.23)
- ---------------------------------------------------------------------------------------------------------------------------
    Cumulative effect of changes in accounting for:
- ---------------------------------------------------------------------------------------------------------------------------
      Postretirement benefits                                               --                  (3.64)                 --
- ---------------------------------------------------------------------------------------------------------------------------
      Postemployment benefits                                               --                   (.87)                 --
- ---------------------------------------------------------------------------------------------------------------------------
    Net earnings (loss)                                                $   1.32             $   (6.49)           $     .77
===========================================================================================================================
  Fully diluted:
- ---------------------------------------------------------------------------------------------------------------------------
    Earnings (loss) from continuing businesses                         $   1.26             $   (1.98)           $    1.11
- ---------------------------------------------------------------------------------------------------------------------------
    Loss from discontinued businesses                                       --                    --                  (.11)
- ---------------------------------------------------------------------------------------------------------------------------
    Provision for loss on disposition of discontinued businesses            --                    --                  (.23)
- ---------------------------------------------------------------------------------------------------------------------------
    Cumulative effect of changes in accounting for:
- ---------------------------------------------------------------------------------------------------------------------------
      Postretirement benefits                                               --                  (3.64)                 --
- ---------------------------------------------------------------------------------------------------------------------------
      Postemployment benefits                                               --                   (.87)                 --
- ---------------------------------------------------------------------------------------------------------------------------
    Net earnings (loss)                                               $    1.26             $   (6.49)           $     .77
===========================================================================================================================

FINANCIAL STATEMENTS AND REVIEW                      CONSOLIDATED BALANCE SHEETS

The Financial Review, pages 38-65, is an integral part of these statements.

As of December 31 (millions except for numbers of shares and per-share data)                    1993                 1992
===========================================================================================================================
Assets
- ---------------------------------------------------------------------------------------------------------------------------
Current assets:
- ---------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents                                                                 $    9.1             $   15.2
- ---------------------------------------------------------------------------------------------------------------------------
  Accounts and notes receivable
- ---------------------------------------------------------------------------------------------------------------------------
    (less allowance for discounts and losses: 1993--$37.5; 1992--$32.2)                        283.5                302.6
- ---------------------------------------------------------------------------------------------------------------------------
  Inventories                                                                                  286.2                319.4
- ---------------------------------------------------------------------------------------------------------------------------
  Income tax benefits                                                                           36.8                 43.2
- ---------------------------------------------------------------------------------------------------------------------------
  Other current assets                                                                          24.8                 32.3
- ---------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                       640.4                712.7
- ---------------------------------------------------------------------------------------------------------------------------
Property, plant, and equipment
- ---------------------------------------------------------------------------------------------------------------------------
  (less accumulated depreciation and amortization: 1993--$1,006.7; 1992--$936.3)             1,039.1              1,072.0
- ---------------------------------------------------------------------------------------------------------------------------
Other noncurrent assets                                                                        249.8                225.1
- ---------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                $1,929.3             $2,009.8
===========================================================================================================================

- ---------------------------------------------------------------------------------------------------------------------------
Liabilities and shareholders' equity
- ---------------------------------------------------------------------------------------------------------------------------
Current liabilities:
- ---------------------------------------------------------------------------------------------------------------------------
  Short-term debt                                                                           $  105.4             $  223.7
- ---------------------------------------------------------------------------------------------------------------------------
  Current installments of long-term debt                                                         5.8                  9.4
- ---------------------------------------------------------------------------------------------------------------------------
  Accounts payable and accrued expenses                                                        293.3                290.2
- ---------------------------------------------------------------------------------------------------------------------------
  Income taxes                                                                                  31.8                 22.3
- ---------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                  436.3                545.6
- ---------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                 256.8                266.6
- ---------------------------------------------------------------------------------------------------------------------------
Employee Stock Ownership Plan loan guarantee                                                   253.9                260.2
- ---------------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                                           18.8                 25.5
- ---------------------------------------------------------------------------------------------------------------------------
Postretirement and postemployment benefit liability                                            283.7                279.5
- ---------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities                                                                     99.6                 52.9
- ---------------------------------------------------------------------------------------------------------------------------
Minority interest in subsidiaries                                                               10.7                 10.3
- ---------------------------------------------------------------------------------------------------------------------------
    Total noncurrent liabilities                                                               923.5                895.0
- ---------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
- ---------------------------------------------------------------------------------------------------------------------------
  Class A preferred stock. Authorized 20 million shares;
- ---------------------------------------------------------------------------------------------------------------------------
    issued 5,654,450 shares of Series A convertible preferred stock;
- ---------------------------------------------------------------------------------------------------------------------------
    outstanding: 1993--5,527,692 shares; 1992--5,578,265 shares;
- ---------------------------------------------------------------------------------------------------------------------------
    retired: 1993--126,758 shares; 1992--76,185 shares                                         263.9                266.4
- ---------------------------------------------------------------------------------------------------------------------------
  Common stock, $1 par value per share.
- ---------------------------------------------------------------------------------------------------------------------------
    Authorized 200 million shares; issued 51,878,910 shares                                     51.9                 51.9
- ---------------------------------------------------------------------------------------------------------------------------
  Capital in excess of par value                                                                29.7                 26.1
- ---------------------------------------------------------------------------------------------------------------------------
  Reduction for ESOP loan guarantee                                                           (241.8)              (249.2)
- ---------------------------------------------------------------------------------------------------------------------------
  Retained earnings                                                                            927.7                922.7
- ---------------------------------------------------------------------------------------------------------------------------
  Foreign currency translation                                                                  (3.4)                 8.6
- ---------------------------------------------------------------------------------------------------------------------------
                                                                                             1,028.0              1,026.5
- ---------------------------------------------------------------------------------------------------------------------------
  Less common stock in treasury, at cost: 1993--14,656,488 shares;
- ---------------------------------------------------------------------------------------------------------------------------
    1992--14,750,597 shares                                                                    458.5                457.3
- ---------------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                                 569.5                569.2
- ---------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                                  $1,929.3             $2,009.8
===========================================================================================================================

FINANCIAL STATEMENTS AND REVIEW            CONSOLIDATED STATEMENTS OF CASH FLOWS

The Financial Review, pages 38-65, is an integral part of these statements.

Years ended December 31 (millions)                                        1993                  1992                 1991
===========================================================================================================================
Cash flows from operating activities:
- ---------------------------------------------------------------------------------------------------------------------------
  Net earnings (loss)                                                 $   63.5              $ (227.7)            $   48.2
- ---------------------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net earnings (loss) to net cash
- ---------------------------------------------------------------------------------------------------------------------------
    provided by operating activities:
- ---------------------------------------------------------------------------------------------------------------------------
    Depreciation and amortization                                        130.0                 136.9                135.7
- ---------------------------------------------------------------------------------------------------------------------------
    Deferred income taxes                                                 (1.3)                (36.6)                (1.6)
- ---------------------------------------------------------------------------------------------------------------------------
    Loss from restructuring activities, net of paid costs                 50.6                 156.1                   --
- ---------------------------------------------------------------------------------------------------------------------------
    Loss from cumulative effect of changes in accounting                    --                 167.8                   --
- ---------------------------------------------------------------------------------------------------------------------------
    Loss on sale of discontinued businesses                                 --                    --                  8.6
- ---------------------------------------------------------------------------------------------------------------------------
    Changes in operating assets and liabilities net of
- ---------------------------------------------------------------------------------------------------------------------------
      effect of accounting changes, restructuring, and dispositions:
- ---------------------------------------------------------------------------------------------------------------------------
      (Increase) decrease in receivables                                  18.3                 (11.9)                (3.9)
- ---------------------------------------------------------------------------------------------------------------------------
      (Increase) decrease in inventories                                  28.4                  (1.3)                 7.9
- ---------------------------------------------------------------------------------------------------------------------------
      (Increase) decrease in other current assets                         10.8                  10.2                (17.1)
- ---------------------------------------------------------------------------------------------------------------------------
      (Increase) in other noncurrent assets                              (45.3)                (27.0)               (23.2)
- ---------------------------------------------------------------------------------------------------------------------------
      Increase (decrease) in accounts payable and accrued expenses        18.0                   7.9                (25.8)
- ---------------------------------------------------------------------------------------------------------------------------
      Increase (decrease) in income taxes payable                         11.3                   1.4                 (4.4)
- ---------------------------------------------------------------------------------------------------------------------------
      Increase in other long-term liabilities                             15.5                  16.5                 15.1
- ---------------------------------------------------------------------------------------------------------------------------
    Other, net                                                            (8.6)                 (5.5)                10.9
- ---------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                291.2                 186.8                150.4
- ---------------------------------------------------------------------------------------------------------------------------

- ---------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
- ---------------------------------------------------------------------------------------------------------------------------
  Purchases of property, plant, and equipment                           (117.6)               (115.8)              (133.4)
- ---------------------------------------------------------------------------------------------------------------------------
  Proceeds from sale of land and facilities                               10.3                   5.5                  3.0
- ---------------------------------------------------------------------------------------------------------------------------
    Investment in joint ventures                                            --                  (4.2)                  --
- ---------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                  (107.3)               (114.5)              (130.4)
- ---------------------------------------------------------------------------------------------------------------------------

- ---------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
- ---------------------------------------------------------------------------------------------------------------------------
  Increase (decrease) in short-term debt                                (114.9)                 25.5                (47.6)
- ---------------------------------------------------------------------------------------------------------------------------
  Issuance of long-term debt                                                --                    --                 83.2
- ---------------------------------------------------------------------------------------------------------------------------
  Reduction of long-term debt                                             (9.2)                (30.6)                (5.2)
- ---------------------------------------------------------------------------------------------------------------------------
  Cash dividends paid                                                    (63.8)                (63.8)               (63.6)
- ---------------------------------------------------------------------------------------------------------------------------
  Other, net                                                              (2.8)                  6.5                 (3.7)
- ---------------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                  (190.7)                (62.4)               (36.9)
- ---------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                .7                  (2.9)                  .5
- ---------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                  $   (6.1)             $    7.0             $  (16.4)
===========================================================================================================================
Cash and cash equivalents at beginning of year                       $   15.2              $    8.2             $   24.6
===========================================================================================================================
Cash and cash equivalents at end of year                              $    9.1              $   15.2             $    8.2
===========================================================================================================================

- ---------------------------------------------------------------------------------------------------------------------------
Supplemental cash flow information
- ---------------------------------------------------------------------------------------------------------------------------
Interest paid                                                         $   33.8              $   39.9             $   45.0
- ---------------------------------------------------------------------------------------------------------------------------
Income taxes paid                                                     $   15.8              $   31.0             $   53.5
- ---------------------------------------------------------------------------------------------------------------------------

===========================================================================================================================

                               FINANCIAL REVIEW

  The consolidated financial statements and the accompanying data in this report include the accounts of the parent Armstrong World Industries, Inc., and its domestic and foreign subsidiaries. All significant intercompany transactions have been eliminated from the consolidated statements.

OPERATING STATEMENT ITEMS

  Net sales in 1993 total $2,525.4 million, 1.0% below the 1992 total of $2,549.8 million. 1992 sales were 4.5% above the 1991 total of $2,439.3 million.

  The amounts reported as net sales are the total sales billed during the year less the sales value of goods returned, trade discounts and customers' allowances, and freight costs incurred in delivering products to customers.

  Net earnings of $63.5 million for 1993 compared with a net loss for 1992 of $227.7 million and earnings of $48.2 million for 1991. Included in the earnings for 1993 were restructuring charges of $60.0 million after tax. For years 1992 and 1991, after-tax restructuring charges were $123.8 million and $8.4 million, respectively. The 1992 loss also included a $167.8 million after-tax charge for the cumulative effect of changes in accounting related to the adoption of Statement of Financial Accounting Standards (SFAS) 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS 112, "Employers' Accounting for Postemployment Benefits."

  Earnings (loss) per common share are presented on the Consolidated Statements of Earnings on page 32.

  Primary earnings (loss) per share, for "Earnings (loss) from continuing businesses" and "Net earnings (loss)," are determined by dividing the earnings
(loss), after deducting preferred dividends (net of tax benefits on unallocated shares), by the average number of common shares outstanding and shares issuable under stock options, if dilutive.

  Fully diluted earnings (loss) per share include the shares of common stock outstanding and the adjustments to common shares and earnings (loss) required to portray the convertible preferred shares on an "if converted" basis unless the effect is antidilutive.

  Research and development costs were $59.5 million in 1993, $60.3 million in 1992, and $55.6 million in 1991.

  Advertising costs were $37.8 million in 1993, $42.4 million in 1992, and $42.9 million in 1991.

  Maintenance and repair costs were $126.1 million in 1993, $137.2 million in 1992, and $138.1 million in 1991.

  Depreciation and amortization amounted to $130.0 million in 1993, $136.9 million in 1992, and $135.3 million in 1991. These amounts include amortization of intangible assets of $10.0 million in 1993, $16.2 million in 1992, and $18.0 million in 1991.

  Depreciation charges for financial reporting purposes are determined generally on the straight-line basis at rates calculated to provide for the retirement of assets at the end of their useful lives. Accelerated depreciation is generally used for tax purposes. When assets are disposed of or retired, their costs and related depreciation are removed from the books, and any resulting gains or losses are reflected in "Miscellaneous income (expense)." Intangibles are amortized over periods ranging from three to 40 years.

  Restructuring charges amounted to $89.9 million in 1993 compared with similar charges of $165.5 million in 1992 and $12.8 million in 1991.

  The 1993 charges were primarily the result of accruals for severance and special retirement incentives associated with the elimination of employee positions.

  The 1992 charges relate to the company's closing of four major manufacturing facilities--two in the U.S., one in Canada, one in Belgium--and to the scaling back of operations in certain other plants in the U.S. and abroad. The provision also includes accruals for costs associated with the elimination of positions throughout the company, as well as write-downs of the value of land, buildings, equipment and intangible assets of the company.

Details of miscellaneous
income (expense) (millions)                  1993     1992     1991
====================================================================
Interest and dividend income                $ 7.5    $ 4.5   $  5.3
- --------------------------------------------------------------------
Foreign exchange, net gain (loss)             (.7)     1.4      5.9
- --------------------------------------------------------------------
Amortization of intangibles and
  other, net (loss)                          (4.2)    (6.8)   (20.1)
====================================================================
    Subtotal                                  2.6      (.9)    (8.9)
====================================================================
Less minority interest                        2.1      1.9      2.1
====================================================================
Total                                       $  .5    $(2.8)  $(11.0)

  Employee compensation is presented in the table below and excludes restructuring charges for severance costs and early retirement incentives.

Employee compensation
cost summary (millions)                      1993     1992     1991
====================================================================
Wages and salaries                         $709.8   $741.5   $699.4
- --------------------------------------------------------------------
Payroll taxes                                68.2     74.3     69.6
- --------------------------------------------------------------------
Pension credits                              (3.5)     (.7)     (.9)
- --------------------------------------------------------------------
Insurance and other benefit costs            78.0     87.2     62.7
====================================================================
Total                                      $852.5   $902.3   $830.8

  Average total employment of 21,682 in 1993 compares with 23,500 in 1992 and 24,066 in 1991.

Pension costs

  The company and a number of its subsidiaries have pension plans covering substantially all employees. Benefits from the principal plan are based on the employee's compensation and years of service.

  Generally, the company's practice is to fund the actuarially determined current service costs and the amounts necessary to amortize prior service obligations over periods ranging up to 30 years, but not in excess of the full funding limitation.

  Funding requirements are determined independently of expense, using an expected long-term rate of return on assets of 8.67%. The company's principal plan is subject to the full funding limitation in 1993, 1992, and 1991, and the company made no contribution to that plan in any of these years. Contributions of $.8 million in 1993, $.6 million in 1992, and $.3 million in 1991 were made to defined-benefit plans of company subsidiaries.

  The total pension cost from all plans are presented in the table below.

Total pension cost (millions)                1993     1992     1991
====================================================================
U.S. defined-benefit plans:
- --------------------------------------------------------------------
  Net pension credit                       $(17.4)  $(16.2)  $(13.0)
====================================================================
  Early retirement incentives                38.0     30.0      4.5
- --------------------------------------------------------------------
Defined contribution plans                    6.0      5.9      5.3
- --------------------------------------------------------------------
Non-U.S. defined-benefit plans:
- --------------------------------------------------------------------
  Net pension cost                            6.1      6.1      4.0
- --------------------------------------------------------------------
  Early retirement incentives                  --      1.3       --
- --------------------------------------------------------------------
Other funded and unfunded
  pension costs                               1.8      2.2      2.8
====================================================================
Total pension cost                         $ 34.5   $ 29.3   $  3.6

  The net credit for U.S. defined-benefit pension plans is presented in the table below.

Net credit for U.S. defined-benefit
pension plans (millions)                     1993     1992     1991
====================================================================
Actual return on assets                   $(236.9)  $(94.8) $(210.6)
- --------------------------------------------------------------------
Less amount deferred                        155.9     17.8    140.2
====================================================================
Expected return on assets                   (81.0)   (77.0)   (70.4)
- --------------------------------------------------------------------
Net amortization and other                   (6.9)    (6.3)    (4.5)
- --------------------------------------------------------------------
Service cost--benefits earned
  during the year                            19.1     18.7     16.2
- --------------------------------------------------------------------
Interest on the projected benefit
  obligation                                 51.4     48.4     45.7
====================================================================
Net pension credit                        $ (17.4)  $(16.2) $ (13.0)

  Accruals for the cost of early retirement incentives were $38.0 million in 1993 compared with $30.0 million in 1992. The cost of these incentives is included as a part of the restructuring charges discussed on page 39.

  The company has defined-contribution pension plans for eligible employees at certain of its U.S. subsidiaries, such as the Employee Stock Ownership Plan
(ESOP) described on page 44. Company contributions and accrued compensation expense related to the ESOP are included with other plans' contributions and costs, based on the compensation of each eligible employee. The costs of such plans totaled $6.0 million in 1993, $5.9 million in 1992, and $5.3 million in 1991.

  The funded status of the company's U.S. defined-benefit pension plans is presented in the following table.

Funded status of U.S. defined-benefit
pension plans (millions)                              1993      1992
=====================================================================
Actuarial present value of benefit obligations:
  Vested benefit obligation                       $ (704.0) $ (585.4)
=====================================================================
  Accumulated benefit obligation                  $ (743.1) $ (620.5)
=====================================================================
  Projected benefit obligation for
    services rendered to date                     $ (797.2) $ (712.1)
=====================================================================
Plan assets at fair value                          1,248.2   1,059.4
=====================================================================
Plan assets in excess of projected
  benefit obligation                                 451.0     347.3
- --------------------------------------------------------------------
Unrecognized transition asset                        (53.0)    (59.3)
- --------------------------------------------------------------------
Unrecognized prior service cost                      114.2      84.9
- --------------------------------------------------------------------
Unrecognized net gain--experience
  different from assumptions                        (428.3)   (285.7)
- --------------------------------------------------------------------
Provision for restructuring charges                  (27.1)    (10.6)
=====================================================================
Prepaid pension cost                              $   56.8  $   76.6

  The plan assets at each December 31 are based on measurements from October 31 to December 31. Stated at fair value, they are primarily listed stocks, bonds, and investments with a major insurance company.

  Note: Rates used in determining the actuarial present value of the projected benefit obligation at the end of 1993 and 1992 are: (1) the discount rate or the assumed rate at which the pension benefits could be effectively settled, 7.00% in 1993 and 7.25% in 1992; and (2) the compensation rate or the long-term rate at which compensation is expected to increase as a result of inflation, promotions, seniority, and other factors, 4.75% in both 1993 and 1992. The expected long-term rate of return on assets was 8.25% in both 1993 and 1992.

  The company has pension plans covering employees in a number of foreign countries which utilize assumptions that are consistent, but not identical, with those of the U.S. plans.

Net cost for non-U.S. defined-benefit
pension plans (millions)                     1993     1992     1991
====================================================================
Actual return on assets                    $(14.3)   $(9.1)   $(8.7)
- --------------------------------------------------------------------
Less amount deferred                          8.0      2.6      2.4
====================================================================
Expected return on assets                    (6.3)    (6.5)    (6.3)
- --------------------------------------------------------------------
Net amortization and other                     .5       .5       .1
- --------------------------------------------------------------------
Service cost--benefits earned
  during the year                             5.2      5.3      4.4
- --------------------------------------------------------------------
Interest on the projected benefit
  obligation                                  6.7      6.8      5.8
====================================================================
Net pension cost                           $  6.1    $ 6.1    $ 4.0

  The following table presents the funded status of the non-U.S. defined-benefit pension plans at December 31.

Funded status of non-U.S. defined-benefit
pension plans (millions)                              1993     1992
====================================================================
Actuarial present value of benefit obligations:
  Vested benefit obligation                         $(83.1)  $(69.6)
====================================================================
  Accumulated benefit obligation                    $(88.7)  $(73.8)
====================================================================
  Projected benefit obligation for
    services rendered to date                       $(95.9)  $(84.8)
====================================================================
Plan assets at fair value                             58.3     78.5
====================================================================
Projected benefit obligation greater
  than plan assets                                   (37.6)    (6.3)
- --------------------------------------------------------------------
Unrecognized transition obligation                     2.9      3.6
- --------------------------------------------------------------------
Unrecognized prior service cost                        2.8      3.0
- --------------------------------------------------------------------
Unrecognized net gain--experience
  different from assumptions                          (4.9)    (5.4)
- --------------------------------------------------------------------
Adjustment required to recognize
  minimum liability                                   (5.3)     (.8)
====================================================================
Accrued pension cost                                $(42.1)  $ (5.9)

  In 1993, a foreign subsidiary reorganized the financing arrangement of its principal pension plan and became self-insured. As a result, the subsidiary recorded, as of December 31, 1993, plan-related liabilities of $37.7 million and assets of equal value. Prior to 1993, the asset value had been reported as an asset of the pension plan.


Postretirement benefits other than pensions and postemployment benefits

  The company has plans that provide for medical and life insurance benefits to certain eligible employees, worldwide, when they retire from active service. The company funds these benefit costs primarily on a pay-as-you-go basis, with the retiree paying a portion of the cost for health-care benefits through deductibles and contributions.

  In 1992, the company adopted SFAS 106, which recognizes the estimated future cost of providing health-care and other postretirement benefits on an accrual basis over the active service life of the employee. Prior to 1992, postretirement benefit expenses were recognized as claims were incurred.

  Armstrong elected to immediately recognize the cumulative effect of the change in accounting for postretirement benefits of $220.3 million ($135.4 million after taxes) which represented the unfunded accumulated postretirement benefit obligation (APBO) as of January 1, 1992. Under the new standard, total retiree health-care and life insurance expense was $21.2 million in 1993 and $22.3 million in 1992. These costs were $12.7 million in 1991.

  The company announced in 1989-90 a 15-year phaseout of its cost of health-care benefits for certain future retirees. These future retirees include parent company nonunion employees and some union employees. Shares of ESOP convertible preferred stock (see page 44) are scheduled to be allocated to these employees, based on employee age and years to expected retirement. In addition, they may enroll in a voluntary portion of the ESOP to purchase additional shares.

  The following tables set forth the funded status of the company's postretirement benefit plans at December 31 and the periodic postretirement benefit costs.

Funded status of postretirement
benefit plans (millions)                              1993     1992
====================================================================
Retirees                                            $143.3   $116.5
- --------------------------------------------------------------------
Fully eligible active plan participants               39.9     39.0
- --------------------------------------------------------------------
Other active plan participants                        64.7     71.4
====================================================================
Total accumulated postretirement benefit
  obligation                                        $247.9   $226.9
====================================================================
Unrecognized prior service credit                      8.8       --
====================================================================
Unrecognized net gain (loss)                         (24.1)     1.0
====================================================================
Accrued postretirement benefit cost                 $232.6   $227.9

Periodic postretirement
benefit costs (millions)                              1993     1992
====================================================================
Service cost of benefits earned during the year     $  3.9   $  4.7
- --------------------------------------------------------------------
Interest cost on accumulated postretirement
  benefit obligation                                  18.1     17.6
====================================================================
Amortization of prior service credit                   (.8)      --
====================================================================
Periodic postretirement benefit cost                $ 21.2   $ 22.3

  The assumed health-care cost trend rate used to measure the APBO was 14% in 1992, decreasing 1% per year to an ultimate rate of 6% by the year 2000. The health-care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, if the health-care cost trend rate assumptions were increased by 1%, the APBO as of December 31, 1993, would be increased by $22.5 million. The effect of this change on the total of service and interest costs for 1993 would be an increase of $2.3 million. The APBO at December 31, 1993, was determined utilizing a discount rate of 7.75% and a compensation rate of 4.75%. The discount and compensation rates used in determining the APBO at December 31, 1992, were 8.25% and 4.75%, respectively.

  The company provides certain postemployment benefits to eligible parent company and subsidiary employees. These benefits are provided to former or inactive employees and their dependents during the time period following employment but before retirement.

  Prior to 1992, postemployment benefit expenses were recognized on a pay-as-you-go basis. In 1992, the company adopted SFAS 112, which recognizes the estimated future cost of providing postemployment benefits on an accrual basis over the active service life of the employee. Armstrong elected to immediately recognize the cumulative effect of the change in accounting for postemployment benefits of $53.3 million ($32.4 million after tax), which represented the unfunded accumulated postemployment benefit obligation (APBO) as of January 1, 1992. A refinement of the computation in 1993 resulted in restatements of the 1992 financial statements. The effect of the restatements was to reduce the previously reported loss from continuing businesses by $1.7 million or 5 cents per share and to reduce the previously reported net loss by $6.5 million or 18 cents per share. Total postemployment benefit expense was $4.6 million in 1993 and $6.3 million in 1992.


Employee Stock Ownership Plan (ESOP)

  In 1989, Armstrong established an ESOP that borrowed $270 million from banks and insurance companies, repayable over 15 years and guaranteed by the company. The ESOP used the proceeds to purchase 5,654,450 shares of a new series of convertible preferred stock issued by the company. Through December 31, 1993, the ESOP allocated to participants 1,276,350 shares and retired 126,758 shares. The preferred stock has a minimum conversion value of $47.75 per share with an annual dividend of $3.462.

  The ESOP currently covers parent company nonunion employees, some union employees, and those employees of major domestic subsidiaries who wish to participate in the voluntary contribution portion of the plan.

  Armstrong used the proceeds from the 1989 sale of preferred stock to repurchase common stock in 1989 and 1990 for the company treasury. The company's guarantee of the ESOP loan has been recorded as a long-term obligation and as a reduction of shareholders' equity on its consolidated balance sheet.

Details of ESOP debt service
payments (millions)                          1993     1992     1991
====================================================================
Preferred dividends paid                    $19.2    $19.3    $19.4
- --------------------------------------------------------------------
Employee contributions                        5.9      5.9      6.0
- --------------------------------------------------------------------
Company contributions                         3.5      2.2       .7
====================================================================
Debt service payments made
  by ESOP trustee                           $28.6    $27.4    $26.1

  The company recorded costs for the ESOP, utilizing the 80% of the shares allocated method, of $4.5 million in 1993, $4.4 million in 1992, and $3.6 million in 1991, consisting primarily of accrued compensation expenses plus company contributions. Costs for all years continue to be offset by savings from changes to company-sponsored health-care benefits and elimination of a contribution-matching feature in the company-sponsored voluntary retirement savings plan.

  Taxes totaled $113.6 million in 1993, $92.4 million in 1992, and $126.4 million in 1991.

Details of taxes (millions)                       1993     1992     1991
=========================================================================
Earnings (loss) from continuing
  businesses before income taxes:
    Domestic                                    $ 85.7   $(59.2)  $100.5
- ------------------------------------------------------------------------
    Foreign                                       29.3      8.0     58.7
- ------------------------------------------------------------------------
    Eliminations                                 (24.3)    (9.2)   (58.9)
=========================================================================
Total                                           $ 90.7   $(60.4)  $100.3
=========================================================================
Income taxes:
  Payable:
    Federal                                     $ 28.4   $ 20.4   $ 13.0
- ------------------------------------------------------------------------
    Foreign                                       10.6     16.2     27.8
- ------------------------------------------------------------------------
    State                                          3.7      3.2       .1
=========================================================================
                                                  42.7     39.8     40.9
=========================================================================
  Deferred:
    Federal                                      (14.3)   (37.9)    (5.7)
- ------------------------------------------------------------------------
    Foreign                                       (1.2)    (2.4)      .9
- ------------------------------------------------------------------------
    State                                           --       --      3.6
=========================================================================
                                                 (15.5)   (40.3)    (1.2)
=========================================================================
Total income taxes                                27.2      (.5)    39.7
- ------------------------------------------------------------------------
Payroll taxes                                     68.2     74.3     69.6
- ------------------------------------------------------------------------
Property, franchise, and capital
  stock taxes                                     18.2     18.6     17.1
=========================================================================
Total taxes                                     $113.6   $ 92.4   $126.4
=========================================================================
Components of deferred tax (benefit) expense:
  Restructuring benefit                         $(25.4)  $(39.7)  $  (.7)
- ------------------------------------------------------------------------
  Difference between book and tax
    depreciation                                  (3.0)     3.7     12.5
- ------------------------------------------------------------------------
  Purchased tax benefits                          (2.4)    (2.2)    (2.5)
- ------------------------------------------------------------------------
  Pension plan                                     5.0      3.2      5.4
- ------------------------------------------------------------------------
  Alternative minimum tax                          5.0     (5.2)   (10.6)
- ------------------------------------------------------------------------
  Other items                                      5.3      (.1)    (5.3)
=========================================================================
Total deferred tax (benefit) expense            $(15.5)  $(40.3)  $ (1.2)

  In 1992, the company adopted SFAS 109, "Accounting for Income Taxes," which supersedes SFAS 96. Under SFAS 109, deferred tax assets and liabilities are recognized using enacted tax rates for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Generally, SFAS 96 prohibited consideration of any future events in calculating deferred taxes.

  SFAS 109 also requires recognition in shareholders' equity of the tax benefit for dividends paid on unallocated shares of stock held by the ESOP which amounted to $5.3 million in 1993 and $5.5 million in 1992. Under SFAS 96, this benefit was recognized in the statement of earnings and amounted to $6.0 million in 1991. The tax benefit for dividends paid on allocated shares held by an ESOP are recognized in the statements of earnings under the provisions of both SFAS 109 and SFAS 96.

  At December 31, 1993, unremitted earnings of subsidiaries outside the United States were $93.1 million (at current balance sheet exchange rates) on which no U.S. taxes have been provided. If such earnings were to be remitted without offsetting tax credits in the United States, withholding taxes would be $11.5 million. The company's intention, however, is to permanently reinvest those earnings or to repatriate them only when it is tax effective to do so.

Reconciliation to
U.S. statutory tax rate                      1993     1992     1991
====================================================================
Statutory tax (benefit) rate                 35.0%   (34.0)%   34.0%
- --------------------------------------------------------------------
State income taxes                            2.6      3.5      2.4
- --------------------------------------------------------------------
(Benefit) on ESOP dividend                   (1.5)    (1.7)    (6.6)
- --------------------------------------------------------------------
(Benefit) taxes on foreign and
  foreign-source income                      (8.8)     3.7      7.3
====================================================================
Other items                                    .9      3.5      2.5
- --------------------------------------------------------------------
Restructuring charges                         1.8     24.0       --
====================================================================
Effective tax (benefit) rates                30.0%    (1.0)%   39.6%


BALANCE SHEET ITEMS

  Cash and cash equivalents decreased to $9.1 million at the end of 1993 from $15.2 million at the end of 1992. Operating and other factors associated with the decrease in cash and cash equivalents are detailed in the Consolidated Statements of Cash Flows on page 36.

  Short-term investments, substantially all of which have maturities of three months or less when purchased, are considered to be cash equivalents and are carried at cost or less, generally approximating market value.

  Receivables declined $19.1 million in 1993, with most of the decrease related to the collection of customer notes and miscellaneous receivables, and a $5.3 million reserve increase for discounts and losses. Customers' receivables declined $2.0 million even though sales increased by 4% in the fourth quarter.

Accounts and notes receivable (millions)              1993     1992
====================================================================
Customers' receivables                              $287.0   $289.0
- --------------------------------------------------------------------
Customers' notes                                      22.3     29.6
- --------------------------------------------------------------------
Miscellaneous receivables                             11.7     16.2
====================================================================
                                                     321.0    334.8
====================================================================
Less allowance for discounts and losses               37.5     32.2
====================================================================
Net                                                 $283.5   $302.6

  Generally, the company sells its products to select, preapproved groups of customers that include: flooring and building material distributors, ceiling systems contractors, regional and national mass merchandisers and home centers, original equipment manufacturers, and large furniture retailers. The businesses of these customers are directly affected by changes in economic and market conditions. The company considers these factors and the financial condition of each customer when establishing its allowance for losses from doubtful accounts.

  The carrying amount of the receivables approximates fair value because of the short maturity of these items.

  Trade receivables are recorded in gross billed amounts as of date of shipment. Provision is made for estimated applicable discounts and losses.

  Inventories were $33.2 million lower at the end of 1993, a 10 percent decline from the 1992 year-end position. The decrease was primarily a result of the successful ongoing process changes that reduced cycle time and improved inventory turnover from 8.0 to 8.8 turns on sales. Approximately half of the inventory reduction occurred in Europe with about $4.0 million of the reduction related to the translation of foreign currency inventories to U.S. dollars at lower exchange rates.

  Approximately 51% in 1993 and 48% in 1992 of the company's total inventory is valued on a LIFO (last-in, first-out) basis. Such inventory values were lower than would have been reported on a total FIFO (first-in, first-out) basis, by $109.7 million at the end of 1993 and $108.3 million at year-end 1992.

Inventories (millions)                                1993     1992
====================================================================
Finished goods                                      $176.8   $203.4
- --------------------------------------------------------------------
Goods in process                                      34.5     34.3
- --------------------------------------------------------------------
Raw materials and supplies                            74.9     81.7
====================================================================
Total                                               $286.2   $319.4

  Inventories are valued at the lower of cost or market. Approximately two-thirds of 1993's domestic inventories are valued using the LIFO method. Other inventories are generally determined on a FIFO method.

  Income tax benefits were $36.8 million in 1993 and $43.2 million in 1992. Of these amounts, deferred tax benefits were $34.1 million in 1993 and $39.9 million in 1992.

  Other current assets were $24.8 million in 1993, a decrease of $7.5 million from the $32.3 million in 1992. The decrease primarily reflects a reduction in prepaid costs.

Property, plant, and equipment (millions)             1993      1992
=====================================================================
Land                                              $   32.2  $   36.5
- --------------------------------------------------------------------
Buildings                                            505.1     490.8
- --------------------------------------------------------------------
Machinery and equipment                            1,446.5   1,420.2
- --------------------------------------------------------------------
Construction in progress                              62.0      60.8
=====================================================================
Gross book value                                   2,045.8   2,008.3
=====================================================================
Less accumulated depreciation
  and amortization                                 1,006.7     936.3
=====================================================================
Net book value                                    $1,039.1  $1,072.0

  The $37.5 million increase in gross book value to $2,045.8 million at the end of 1993 includes $117.6 million for capital additions; a $12.5 million write-down for restructuring; and a $42.6 million reduction from sales, retirements, dispositions and other changes. Also, because of translating foreign currency property, plant, and equipment into U.S. dollars at lower exchange rates, 1993 gross book value was reduced by $25.0 million and net book value decreased by $11.8 million.

  The unexpended cost of approved capital appropriations amounted to $69.8 million at December 31, 1993, substantially all of which is scheduled to be expended during 1994.

  Property, plant, and equipment values are stated at acquisition cost, with accumulated depreciation and amortization deducted to arrive at net book value.

Other noncurrent assets (millions)                    1993     1992
====================================================================
Goodwill and other intangibles                      $ 68.1   $ 82.6
- --------------------------------------------------------------------
Pension-related assets                                76.0     98.1
- --------------------------------------------------------------------
Other                                                105.7     44.4
====================================================================
Total                                               $249.8   $225.1

  Significant items included in the $24.7 million increase were a $37.7 million addition of paid up insurance policy assets that were previously part of a foreign subsidiary pension plan's assets (see page 42) and a deferred income tax benefit of $13.5 million. Partially offsetting these increases were a net charge of $19.8 million to the prepaid pension asset and a $6.4 million write-off of certain intangible assets.

  Noncurrent assets are carried at cost or less or under the equity method of accounting.

Accounts payable and
accrued expenses (millions)                           1993     1992
====================================================================
Trade payables                                      $ 90.8   $ 94.0
- --------------------------------------------------------------------
Other payables                                        54.5     51.2
- --------------------------------------------------------------------
Payroll and related taxes                             37.3     42.6
- --------------------------------------------------------------------
Restructuring costs                                   41.7     47.9
- --------------------------------------------------------------------
Other                                                 69.0     54.5
====================================================================
Total                                               $293.3   $290.2

  The carrying amount of accounts payable and accrued expenses approximates fair value because of the short maturity of these items.

Income taxes (millions)                               1993     1992
====================================================================
Payable--current                                   $  31.7  $  20.2
- --------------------------------------------------------------------
Deferred--current                                      0.1      2.1
====================================================================
Total                                              $  31.8  $  22.3

Deferred income taxes (millions)                         1993          1992
============================================================================
  Postretirement and postemployment
    benefits                                          $ (99.6)      $ (95.4)
- ----------------------------------------------------------------------------
  Restructuring benefits                                (31.0)        (39.7)
- ----------------------------------------------------------------------------
  Alternative minimum tax credit                        (20.3)        (25.4)
- ----------------------------------------------------------------------------
  Excess foreign tax credit carryforward                 (6.9)           --
- ----------------------------------------------------------------------------
  Other                                                 (69.6)        (55.4)
============================================================================
Total gross deferred tax assets                       $(227.4)      $(215.9)
============================================================================
  Less valuation allowance                                6.9            --
============================================================================
Net deferred assets                                   $(220.5)      $(215.9)
============================================================================
  Accumulated depreciation                            $  96.2       $ 115.3
- ----------------------------------------------------------------------------
  Pension costs                                          29.4          35.0
- ----------------------------------------------------------------------------
  Other                                                  66.1          53.3
============================================================================
Total deferred income tax liabilities                 $ 191.7       $ 203.6
============================================================================
Net deferred income tax liabilities (assets)          $ (28.8)      $ (12.3)
============================================================================
Less net income tax (benefits)--current                 (34.1)        (37.8)
- ----------------------------------------------------------------------------
Less net income tax (benefits)--noncurrent              (13.5)           --
============================================================================
Deferred income taxes--long term                      $  18.8       $  25.5

  The tax effects of principal temporary differences between the carrying amounts of assets and liabilities and their tax bases are summarized in the preceding table.

  Under current law, the alternative minimum tax credits have an unlimited carryforward life for U.S. tax purposes. A valuation allowance was not established for these benefits because management believes the company will earn sufficient taxable income to utilize the benefits.

  The tax audit reviews have been completed for years 1988 through 1990, and the company believes that there will be no adverse effect on the company's financial condition.

                                          Average             Average
                                         year-end            year-end
                                         interest            interest
Debt (millions)                   1993       rate      1992      rate
======================================================================
Short-term debt:
  Foreign banks                 $ 29.9      6.81%    $ 60.4      9.53%
- ----------------------------------------------------------------------
  Commercial paper                75.5      3.36%     163.3      3.66%
======================================================================
Total short-term debt           $105.4        --     $223.7        --
======================================================================
Long-term debt:
  9 3/4% debentures
    due 2008                    $125.0      9.75%    $125.0      9.75%
- ----------------------------------------------------------------------
  Medium-term notes              116.8      8.71%     125.0      8.68%
- ----------------------------------------------------------------------
  Industrial
    development
      bonds                       17.9      3.08%      18.3      3.34%
- ----------------------------------------------------------------------
  Mortgages, notes
    and other                      2.9     11.25%       7.7     10.69%
======================================================================
Total long-term debt             262.6        --      276.0        --
======================================================================
Less current installments          5.8        --        9.4        --
======================================================================
Net long-term debt              $256.8      8.85%    $266.6      8.85%

  The December 31, 1993, carrying amounts of short-term debt ($105.4 million) and current installments of long-term debt ($5.8 million) approximate fair value because of the short maturity of these items.

  The December 31, 1993, carrying amount of net long-term debt was $256.8 million, compared with a fair value estimate of $301.3 million. The fair value estimates of long-term debt were based upon quotes from major financial institutions, taking into consideration current rates offered to the company for debt of the same remaining maturities.

  The medium-term notes were issued at rates from 8% to 9% with maturities ranging from 1994 to 2001.

  The 9 3/4% debentures and the medium-term notes are not redeemable by the company until maturity and there are no sinking-fund requirements.

Scheduled amortization of long-term debt (millions)
====================================================================
1995               $19.8                  1998                $13.5
- --------------------------------------------------------------------
1996                40.1                  1999                   --
- --------------------------------------------------------------------
1997                13.7

  In 1983, the company issued a $37.2 million noninterest-bearing installment note and has made the first of two required payments. The second installment payment of $18.6 million is due in 2013. The $1.5 million present value of this payment is recorded in other long-term debt. The estimated fair value at December 31, 1993, was $4.4 million.

  Armstrong currently has unused domestic short-term lines of credit of approximately $245 million from eight banks. In addition, the company's foreign subsidiaries have approximately $144 million of unused short-term lines of credit available from banks. Most of the credit lines are extended on a fee basis.

  The company can borrow from its banks generally at rates approximating the lowest available to commercial borrowers and can issue short-term commercial notes supported by the lines of credit.


Financial instruments with off-balance sheet risks

  The company uses forward contracts, foreign currency options, and interest rate or currency swaps to selectively hedge foreign currency and interest rate risk exposures. Realized and unrealized gains and losses on contracts that hedge expected future cash flows are recognized in other income and expense. Realized and unrealized gains and losses on contracts that hedge net investment in foreign subsidiaries are recognized in shareholders' equity.

  At December 31, 1993, forward contracts and foreign currency options hedging anticipated transactions totaled approximately U.S. $142.6 million and were primarily denominated in European currencies. The forward contracts and options mature within one year.

  The estimated market value of the forward contracts and foreign currency options at December 31, 1993, was $.8 million and was included in "Other current assets." These values were obtained from dealer quotes and published foreign currency market rates.

  In 1987, the company entered into a $15 million interest rate swap agreement. The swap expires in 1994 and provides for the company to pay interest at the 30-day U.S. commercial paper rate and to receive interest at an average fixed annual rate of 10.22%.

  In 1993, the company terminated prior to expiration interest rate swaps totaling $100 million and currency swaps totaling $37.2 million. Also, the company entered into a $25 million interest rate swap agreement. The swap expires in 1998 and provides for the company to pay interest at the six-month London interbank offered rate, and to receive interest at a fixed rate of 5.575%.

  The carrying values of the interest rate agreements represent a net asset of $.6 million, compared with a net asset of $1.0 million at fair value, based on quotes from major financial institutions. The fair values represent the estimated amount the company would have received by terminating these agreements on December 31, 1993.

  The counterparties to these instruments are major international financial institutions, and the company continually monitors its position and the credit ratings of the counterparties. The company does not anticipate a loss resulting from any credit risk of these institutions.

  For reporting purposes, the assets and liabilities of the forward contracts, foreign currency options, and interest rate swaps are offset because the agreements provide for a right of offset.

  As of December 31, 1993, the company had provided $62 million in standby letters of credit and financial guarantees. The company's policy does not normally require collateral or other security to support these instruments.

  Other long-term liabilities were $99.6 million in 1993 and $52.9 million in 1992. The significant item included in the $46.7 million increase is the $37.7 million of pension liabilities assumed by the company as a result of becoming self-insured for the pension obligations in a foreign subsidiary (see page 42).

  Other long-term liabilities include amounts for pensions, deferred compensation, workers' compensation, vacation accrual, and a reserve for the estimated potential liability primarily associated with claims pending in the company's asbestos-related litigation.

  Based upon the company's experience with this litigation--as well as the Wellington Agreement, other settlement agreements with certain of the company's insurance carriers, and an earlier interim agreement with several primary carriers--this reserve is intended to cover potential liability and settlement costs, legal and administrative costs not covered under the agreements, and certain other factors which have been involved in the litigation about which uncertainties exist. Future costs of litigation against the company's insurance carriers and other legal costs indirectly related to the litigation, expected to be modest, will be expensed outside the reserve. Amounts, primarily insurance litigation costs, estimated to be payable within one year are included under current liabilities.

  The company does not know how many claims will be filed against it in the future, nor the details thereof or of pending claims and suits not fully reviewed, nor the expense and any liability that may ultimately result therefrom, nor does the company know the annual claims flow caps to be negotiated after the initial 10-year period for the settlement class action or the then compensation levels to be negotiated for such claims or the success the company may have in addressing the Midland Insurance Company insolvency with its other insurers. Subject to the foregoing and based upon its experience and other factors referred to under "Litigation" on pages 60-64, the company believes that it is probable that such charges to expense associated with the suits and claims should not be significant.

  The fair value of other long-term liabilities was estimated to be $87.2 million at December 31, 1993, using a discounted cash flow approach.


Environmental

  The company will incur capital expenditures in order to meet the new requirements of the Clean Air Act of 1990 and is awaiting the final promulgation of implementing regulations by various state agencies to determine the magnitude of additional costs and the time period over which they will be incurred. In 1993, the company incurred capital expenditures of approximately $2.6 million for environmental compliance and control facilities, and anticipates comparable annual expenditures for those purposes for the years 1994 and 1995.

  As with many industrial companies, Armstrong is involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"), and similar state laws at approximately 21 sites. In most cases, Armstrong is one of many potentially responsible parties ("PRPs") who have voluntarily agreed to jointly fund the required investigation and remediation of each site. With regard to some sites, however, Armstrong disputes either liability or the proposed cost allocation. Sites where Armstrong is alleged to have contributed a significant volume of waste material include a former municipal landfill site in Volney, New York, and a former county landfill site in Buckingham County, Virginia, which is alleged to have received material from Thomasville Furniture Industries, Inc. (see page 65). Armstrong may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies. The company is also remediating environmental contamination resulting from past industrial activity at certain of its current plant sites.

  Estimates of future liability are based on an evaluation of currently available facts regarding each individual site and consider factors including existing technology, presently enacted laws and regulations, and prior company experience in remediation of contaminated sites. Although current law imposes joint and several liability on all parties at any Superfund site, Armstrong's contribution to the remediation of these sites is expected to be limited by the number of other companies also identified as potentially liable for site costs. As a result, the company's estimated liability reflects only the company's expected share. In determining the probability of contribution, the company considers the solvency of the parties, whether responsibility is being disputed, the terms of any existing agreements, and experience regarding similar matters. The estimated liabilities do not take into account any claims for recoveries from insurance or third parties, unless a coverage commitment has been provided by the insurer.

  Because of uncertainties associated with remediation activities and technologies, regulatory interpretations, and the allocation of those costs among various other parties, the company has accrued $4.9 million to reflect its estimated liability for environmental remediation. As assessments and remediation activities progress at each individual site, these liabilities are reviewed to reflect additional information as it becomes available.

  Actual costs to be incurred at identified sites in the future may vary from the estimates, given the inherent uncertainties in evaluating environmental liabilities. Subject to the imprecision in estimating environmental remediation costs, the company believes that any sum it may have to pay in connection with environmental matters in excess of the amounts noted above would not have a material adverse effect on its financial condition, liquidity, or results of operations.

Geographic Areas

United States net trade sales include export sales to non-affiliated customers of $27.0 million in 1993, $24.4 million in 1992, and $29.3 million in 1991.

"Europe" includes operations located primarily in England, France, Germany, Italy, the Netherlands, Spain, and Switzerland. Operations in Australia, Canada, China, Hong Kong, Indonesia, Japan, Korea, Singapore, and Thailand are in "Other foreign."

Transfers between geographic areas and commissions paid to affiliates marketing exported products are accounted for by methods that approximate arm's-length transactions, after considering the costs incurred by the selling company and the return on assets employed of both the selling unit and the purchasing unit. Operating profits of a geographic area include profits accruing from sales to affiliates.

Geographic areas
at December 31 (millions)        1993              1992           1991
=========================================================================
Net trade sales:
=========================================================================
  United States                $1,910.7          $1,841.5       $1,761.7
- -------------------------------------------------------------------------
    Europe                        456.6             544.5          508.5
- -------------------------------------------------------------------------
    Other foreign                 158.1             163.8          169.1
- -------------------------------------------------------------------------
  Total foreign                   614.7             708.3          677.6
=========================================================================
Inter-area transfers:
=========================================================================
  United States                    76.1              69.9           65.5
- -------------------------------------------------------------------------
  Europe                            6.0               4.0            3.9
- -------------------------------------------------------------------------
  Other foreign                    21.9              18.5            9.9
- -------------------------------------------------------------------------
  Eliminations                   (104.0)            (92.4)         (79.3)
=========================================================================
Total net sales                $2,525.4          $2,549.8       $2,439.3
=========================================================================
Operating profit:
=========================================================================
  United States                $  178.0          $   50.7       $  131.5
- -------------------------------------------------------------------------
    Europe                         31.7              22.5           51.8
- -------------------------------------------------------------------------
    Other foreign                  10.0              (4.6)           9.3
- -------------------------------------------------------------------------
  Total foreign                    41.7              17.9           61.1
=========================================================================
Total operating profit         $  219.7          $   68.6       $  192.6
=========================================================================
Identifiable assets (Note 1):
=========================================================================
  United States                $1,311.7          $1,338.0       $1,435.5
- -------------------------------------------------------------------------
  Europe                          347.0             362.5          398.5
- -------------------------------------------------------------------------
  Other foreign                    63.2              64.9           74.9
- -------------------------------------------------------------------------
  Corporate                       207.7             251.0          250.5
- -------------------------------------------------------------------------
  Eliminations                      (.3)             (6.6)          (9.5)
=========================================================================
Total assets                   $1,929.3          $2,009.8       $2,149.9

Reconciliation (millions)       1993              1992            1991
=========================================================================
Operating profit               $219.7            $ 68.6         $ 192.6
- -------------------------------------------------------------------------
Corporate expense, net          (91.0)            (87.4)          (46.5)
- -------------------------------------------------------------------------
Interest expense                (38.0)            (41.6)          (45.8)
=========================================================================
Earnings (loss) from
continuing businesses
before income taxes            $ 90.7            $(60.4)        $ 100.3

Note 1: Identifiable assets for geographic areas and industry segments exclude cash, marketable securities, and assets of a corporate nature.
Capital additions for industry segments include property, plant, and equipment from acquisitions.

The Company's foreign operations are subject to foreign government legislation involving restrictions on investments (including transfers thereof), tariff restrictions, personnel administration, and other actions by foreign governments. In addition, consolidated earnings are subject to both U.S. and foreign tax laws with respect to earnings of foreign subsidiaries, and to the effects of currency fluctuations.

Industry Segments

The company operates worldwide in four reportable segments: floor coverings, building products, furniture, and industry products. Floor coverings sales include resilient floors, ceramic tile, and accessories.

Industry segments
at December 31 (millions)               1993           1992          1991
=========================================================================
Net trade sales:
=========================================================================
  Floor coverings                   $1,191.3       $1,134.9      $1,058.0
- -------------------------------------------------------------------------
  Building products                    586.7          656.7         676.3
- -------------------------------------------------------------------------
  Furniture                            449.7          438.4         417.9
- -------------------------------------------------------------------------
  Industry products                    297.7          319.8         287.1
=========================================================================
Total net sales                     $2,525.4       $2,549.8      $2,439.3
=========================================================================
Operating profit (Note 2):
=========================================================================
  Floor coverings                   $  129.8       $   30.2      $   84.6
- -------------------------------------------------------------------------
  Building products                     30.5           (7.3)         46.7
- -------------------------------------------------------------------------
  Furniture                             26.6           10.3          18.2
- -------------------------------------------------------------------------
  Industry products                     32.8           35.4          43.1
=========================================================================
Total operating profit              $  219.7       $   68.6      $  192.6
=========================================================================
Depreciation and
amortization:
=========================================================================
  Floor coverings                   $   61.0       $   65.5      $   67.0
- -------------------------------------------------------------------------
  Building products                     33.1           37.1          35.1
- -------------------------------------------------------------------------
  Furniture                             12.9           13.5          13.6
- -------------------------------------------------------------------------
  Industry products                     13.1           11.6          11.4
- -------------------------------------------------------------------------
  Corporate                         $    9.9            9.2           8.2
=========================================================================
Total depreciation
  and amortization                  $  130.0       $  136.9      $  135.3
=========================================================================

Capital additions (See Note 1 on
 page 54):
=========================================================================
  Floor coverings                   $   59.1       $   48.7      $   61.0
- -------------------------------------------------------------------------
  Building products                     23.8           25.4          39.1
- -------------------------------------------------------------------------
  Furniture                             10.0            8.3           6.7
- -------------------------------------------------------------------------
  Industry products                     20.7           29.3          21.6
- -------------------------------------------------------------------------
  Corporate                              4.0            4.1           5.3
=========================================================================
Total capital additions             $  117.6       $  115.8      $  133.7
=========================================================================
Identifiable assets (See Note 1 on
 page 8):
=========================================================================
  Floor coverings                   $  808.0       $  835.6      $  915.1
- -------------------------------------------------------------------------
  Building products                    475.2          491.6         556.0
- -------------------------------------------------------------------------
  Furniture                            234.6          238.7         239.7
- -------------------------------------------------------------------------
  Industry products                    203.8          192.9         188.6
- -------------------------------------------------------------------------
  Corporate                            207.7          251.0         250.5
=========================================================================
Total assets                        $1,929.3       $2,009.8      $2,149.9

Note 2:

Restructuring charges
in operating profit (millions)          1993           1992          1991
=========================================================================
  Floor coverings                      $27.7         $ 80.8         $ 3.0
- -------------------------------------------------------------------------
  Building products                     13.7           35.0           4.3
- -------------------------------------------------------------------------
  Furniture                               .6            4.8            .3
- -------------------------------------------------------------------------
  Industry products                     12.9           12.5           2.2
=========================================================================
Total restructuring charges
in operating profit                    $54.9         $133.1         $ 9.8
=========================================================================

Stock options

  No further options may be granted under the 1984 Long-Term Stock Option Plan for Key Employees since the 1993 Long-Term Stock Incentive Plan, approved by the shareholders in April 1993, replaced the 1984 Plan for purposes of granting additional options.

  Awards under the 1993 Long-Term Stock Incentive Plan may be in the form of stock options, stock appreciation rights in conjunction with stock options, performance restricted shares and restricted stock awards. No more than 4,300,000 shares of common stock may be issued under the Plan, and no more than 430,000 shares of common stock may be awarded in the form of restricted stock awards. The Plan extends to April 25, 2003. Pre-1993 grants made under predecessor plans will be governed under the provisions of those plans. At December 31, 1993, there were 3,987,295 shares available for grant under the 1993 Plan.

  Options are granted to purchase shares at prices not less than the closing market price of the shares on the dates the options were granted, and expire 10 years from the date of grant. The average share price of all options exercised was $27.41 in 1993, $12.34 in 1992, and $13.20 in 1991.

Changes in option shares outstanding
(thousands except for share price)                1993        1992        1991
===============================================================================
Option shares at beginning of year             1,730.7     1,458.5     1,179.8
- -------------------------------------------------------------------------------
Options granted                                  245.1       383.9       311.8
===============================================================================
                                               1,975.8     1,842.4     1,491.6
===============================================================================
Less: Option shares exercised                    182.2        27.4        10.9
- -------------------------------------------------------------------------------
      Stock appreciation rights
        exercised                                 14.0         9.1          .6
- -------------------------------------------------------------------------------
      Options canceled                            71.2        75.2        21.6
===============================================================================
                                                 267.4       111.7        33.1
===============================================================================
Option shares at end of year                   1,708.4     1,730.7     1,458.5
===============================================================================
Average share price of options                $  33.20    $  32.88    $  33.21
===============================================================================
Option shares exercisable at
  end of year                                  1,464.2     1,349.1     1,150.7

  Performance restricted shares is a feature of the 1993 Long-Term Stock Incentive Plan which entitles certain key executive employees to earn shares of Armstrong's common stock, only if the company meets certain predetermined performance measures during a three-year performance period. At the end of the performance period, common stock awarded will generally carry an additional four-year restriction period whereby the shares will be held in custody by the company until the expiration or termination of the restriction. Compensation expense will be charged to earnings over the period in which the restrictions lapse. At the end of 1993, there were 68,505 performance restricted shares outstanding, with associated potential future common stock awards falling in the range of zero to 205,515 shares of Armstrong common stock.

  Restricted stock awards can be used for the purposes of recruitment, special recognition, and retention of key employees. There were no restricted stock awards granted during 1993.

  Shareholders' equity changes for 1993, 1992, and 1991 are summarized below:

Years ended December 31
(millions except for per-share data)         1993       1992       1991
========================================================================
Series A convertible preferred stock:
========================================================================
Balance at beginning of year              $ 266.4   $  267.7   $  268.3
- ------------------------------------------------------------------------
Shares redeemed                               2.5        1.3         .6
- ------------------------------------------------------------------------
Balance at end of year                    $ 263.9   $  266.4   $  267.7
========================================================================
Common stock, $1 par value:
========================================================================
Balance at beginning and end
  of year                                 $  51.9   $   51.9   $   51.9
========================================================================
Capital in excess of par value:
========================================================================
Balance at beginning of year              $  26.1   $   25.8   $   25.7
- ------------------------------------------------------------------------
Stock issuances                               3.6         .3         .1
- ------------------------------------------------------------------------
Balance at end of year                    $  29.7   $   26.1   $   25.8
========================================================================
Reduction for ESOP loan guarantee:
========================================================================
Balance at beginning of year              $(249.2)  $ (256.0)  $ (261.8)
- ------------------------------------------------------------------------
Principal paid                                6.3        4.5        2.9
- ------------------------------------------------------------------------
Accrued compensation                          1.1        2.3        2.9
- ------------------------------------------------------------------------
Balance at end of year                    $(241.8)  $ (249.2)  $ (256.0)
========================================================================
Retained earnings:
========================================================================
Balance at beginning of year              $ 922.7   $1,208.7   $1,224.1
- ------------------------------------------------------------------------
Net earnings (loss) for year                 63.5     (227.7)      48.2
- ------------------------------------------------------------------------
Tax benefit on dividends
  paid on unallocated
  preferred shares                            5.3        5.5         --
- ------------------------------------------------------------------------
  Total                                   $ 991.5   $  986.5   $1,272.3
- ------------------------------------------------------------------------
Less dividends:
- ------------------------------------------------------------------------
  Preferred stock
    $3.462 per share                      $  19.2   $   19.3   $   19.4
- ------------------------------------------------------------------------
  Common stock
    $1.20 per share in 1993;                 44.6
    $1.20 per share in 1992;                            44.5
    $1.19 per share in 1991                                        44.2
- ------------------------------------------------------------------------
  Total dividends                         $  63.8   $   63.8   $   63.6
- ------------------------------------------------------------------------
Balance at end of year                    $ 927.7   $  922.7   $1,208.7
========================================================================

Foreign currency translation:
========================================================================
Balance at beginning of year              $   8.6   $   44.7   $   48.3
- ------------------------------------------------------------------------
Translation adjustments and
  hedging activities                        (12.5)     (37.0)      (2.4)
- ------------------------------------------------------------------------
Allocated income taxes                         .5         .9       (1.2)
- ------------------------------------------------------------------------
Balance at end of year                    $  (3.4)  $    8.6   $   44.7
========================================================================
Less treasury stock at cost:
========================================================================
Balance at beginning of year              $ 457.3   $  457.3   $  457.3
- ------------------------------------------------------------------------
Stock purchases                                .1         --         --
- ------------------------------------------------------------------------
Stock issuance activity, net                  1.1         --         --
========================================================================
Balance at end of year                    $ 458.5   $  457.3   $  457.3
========================================================================
Total shareholders' equity                $ 569.5   $  569.2   $  885.5

  Treasury shares changes for 1993, 1992, and 1991 are as follows:

Years ended December 31
(thousands)                                  1993       1992       1991
========================================================================
Common shares
========================================================================
Balance at beginning of year             14,750.6   14,776.3   14,787.0
- ------------------------------------------------------------------------
Stock purchases                               2.4         .6         .1
- ------------------------------------------------------------------------
Stock issuance activity, net                (96.5)     (26.3)     (10.8)
========================================================================
Balance at end of year                   14,656.5   14,750.6   14,776.3

Preferred stock purchase rights plan

  In 1986, the Board of Directors declared a distribution of one right for each share of the company's common stock outstanding on and after March 21, 1986. Following the two-for-one stock split later in 1986, one-half of one right attaches to each share of common stock outstanding. In general, the rights become exercisable at $175 per right for a fractional share of a new series of Class A preferred stock (which will differ from the Series A Convertible Preferred Stock issued to the Employee Stock Ownership Plan described on page 44) 10 days after a person or group either acquires beneficial ownership of shares representing 20% or more of the voting power of the company or announces a tender or exchange offer that could result in such person or group beneficially owning shares representing 28% or more of the voting power of the company. If thereafter any person or group becomes the beneficial owner of 28% or more of the voting power of the company or if the company is the surviving company in a merger with a person or group that owns 20% or more of the voting power of the company, then each owner of a right (other than such 20% stockholder) would be entitled to purchase shares of common stock having a value equal to twice the exercise price of the right. Should the company be acquired in a merger or other business combination, or sell 50% or more of its assets or earnings power, each right would entitle the holder to purchase, at the exercise price, common shares of the acquirer having a value of twice the exercise price of the right. The exercise price was determined on the basis of the Board's view of the long-term value of the company's common stock. The rights have no voting power nor do they entitle a holder to receive dividends. At the company's option, the rights are redeemable prior to becoming exercisable at five cents per right. The rights expire on March 21, 1996.

Litigation

  The company is one of many defendants in pending lawsuits and claims involving, as of December 31, 1993, approximately 78,437 individuals alleging personal injury from exposure to asbestos-containing products. A total of about 24,036 lawsuits and claims were received by the company in 1993, compared with 28,997 in 1992. Nearly all the personal injury suits and claims seek compensatory and punitive damages arising from alleged exposure to asbestos-containing insulation products used, manufactured, or sold by the company. The company discontinued the sale of all asbestos-containing insulation products in 1969. A significant number of suits in which the company believes it should not be involved were filed in 1993 by persons engaged in vehicle tire production, aspects of the construction industry and the steel industry. Although a large number of suits and claims pending in prior years have been resolved, neither the rate of future dispositions nor the number of future potential unasserted claims can be reasonably predicted.

  Attention continues to be given by various judges to finding a comprehensive solution to the large number of pending as well as potential future asbestos-related personal injury claims, and the Judicial Panel for Multi-district Litigation ordered the transfer of all federal cases not in trial to the Eastern District Court in Philadelphia for pretrial purposes.

  A settlement class action which includes essentially all future asbestos-related personal injury claims against members of the Center for Claims Resolution referred to below was filed in Philadelphia on January 15, 1993, in Federal District Court for the Eastern District of Pennsylvania. The proposed class action settlement was negotiated by the Center and two leading plaintiffs' law firms. The settlement class action is designed to establish a nonlitigation system for the resolution of essentially all future asbestos-related personal injury claims against the Center members including this company. Other defendant companies which are not Center members may be able to join the class action later. The class action proposes a voluntary settlement that offers a method for prompt compensation to claimants who were occupationally exposed to asbestos if they are impaired by such exposure. Claimants must meet certain exposure and medical criteria to receive compensation which is derived from historical settlement data. Under limited circumstances and in limited numbers, qualifying claimants may choose to litigate certain claims in court or through alternative dispute resolution, rather than choose an offered settlement amount, after their claims are processed within the system. No punitive damages will be paid under the proposed settlement. The settlement is designed to minimize transactional costs, including attorneys' fees, and to relieve the courts of the burden of handling future asbestos-related personal injury claims. Each member of the Center has an obligation for its own fixed share in this proposed settlement. The settlement class action does not include asbestos-related personal injury claims which were filed before January 15, 1993, or asbestos-related property damage claims. Agreed upon annual case flow caps and agreed upon compensation levels for each compensable medical category have been established for an initial period of ten years. The case flow figures and annual compensation levels are subject to renegotiation after the initial ten-year period. The Court has preliminarily approved the settlement, and notification has been provided to potential class members which were offered an opportunity to opt out by January 24, 1994. The Court will hold a final fairness hearing on February 22, 1994. If a significant number of future claimants choose to opt out, the Center members also reserve the right to withdraw from the program. The settlement will become final only after it has been approved by the courts. The Center members also have stated their intention to resolve over a five-year period the asbestos personal injury claims pending prior to the date the settlement class action was filed. A significant number of these pending claims have been settled with a number of the plaintiffs' counsel.

  The company is seeking agreement from its insurance carriers or a ruling from the Court that the settlement class action will not jeopardize existing insurance coverage. Certain unresolved insurance coverage issues involving certain Center members' insurance carriers acceptance of the proposed settlement will be resolved either by alternative dispute resolution in the case of the insurance carriers which subscribed to the Wellington Agreement or by litigation against those carriers which did not subscribe to the Wellington Agreement.

  A few state judges have been undertaking to consolidate numbers of asbestos personal injury cases for trial. The company generally opposes these actions as being unfair. Approximately 8,500 cases were consolidated in 1992 in a multiphase trial in Baltimore, Maryland. The multiphase trial dealt with various issues and a settlement was effected during the trial of those claims in which the company was a named defendant.

  The pending personal injury lawsuits and claims against the company are being paid by insurance proceeds under the 1985 Agreement Concerning Asbestos-Related Claims, the "Wellington Agreement." A new claims handling organization, known as the Center for Claims Resolution, was created in October 1988 by Armstrong and 20 other companies to replace the Wellington Asbestos Claims Facility, which has been dissolved. Except for eliminating the future availability of an insurer-paid special defense fund linked to the existence of the Facility, the dissolution of the Facility does not essentially affect the company's overall Wellington insurance settlement which provides for a final settlement of nearly all disputes concerning insurance for asbestos-related personal injury claims as between the company and three of its primary insurers and eight of its excess insurers. The one primary carrier that did not sign the Wellington Agreement paid into the Wellington Facility and settled with the company in March 1989 all outstanding issues relating to insurance coverage for asbestos-related personal injury and property damage claims. In addition, one of the company's large excess-insurance carriers entered into a settlement agreement in 1986 with the company under which payments for personal injury claims were made through the Wellington Facility, and this carrier continues to make payments for such claims through the Center for Claims Resolution. Other excess-insurance carriers also have entered into settlement agreements with the company which complement Wellington. ACandS, Inc., a former subsidiary of the company, which for certain insurance periods has coverage rights under some company insurance policies, subscribed to the Wellington Agreement but did not become a member of the Center for Claims Resolution.

  One excess carrier and certain companies in an excess carrier's block of coverage have become insolvent. Certain carriers providing excess level coverage solely for property damage claims also have become insolvent. However, it is not expected that the insolvency of these carriers will affect the company's ability to have insurance available to pay asbestos-related claims. ACandS, Inc., had filed a lawsuit against the company to have a certain amount of insurance from the joint policies reserved solely for its use in the payment of the costs associated with the asbestos-related personal injury and property damage claims. The two companies have negotiated a settlement of their dispute and have signed a settlement agreement.

  The Center for Claims Resolution operates under a concept of allocated shares of liability payments and defense costs for its members based primarily on historical experience, and it defends the members' interest and addresses pending and future claims in a manner consistent with the prompt, fair resolution of meritorious claims. In late 1991, the Center sharing formula was revised to provide that members will pay only on claims in which the member is a named defendant. This change has caused a slight increase in the company's share, but has enhanced the company's case management focus. Although the Center members and their participating insurers were not obligated beyond one year, the insurance companies are expected to commit to the continuous operation of the Center for a sixth year and to the funding of the Center's operating expenses. With the filing of the settlement class action, the Center will continue to process pending claims and will handle the program for processing future asbestos-related personal injury claims if the class action settlement is approved by the courts. No forecast can be made for future years regarding either the rate of pending and future claims resolution by the Center or the rate of utilization of company insurance, although it is expected if the settlement class action is approved that the rate of insurance usage will be accelerated.

  The company is also one of many defendants in a total of 73 pending lawsuits and claims, including class actions, as of December 31, 1993, brought by public and private entities, including public school districts, and public and private building owners. These lawsuits and claims include allegations of property damage to buildings caused by asbestos-containing products and generally claim compensatory and punitive damages and equitable relief, including reimbursement of expenditures, or removal and replacement of such products. These suits and claims appear to be aimed at friable (easily crumbled) asbestos-containing products although allegations in some suits encompass other asbestos-containing products, including allegations with respect to asbestos-containing resilient floor tile. The company vigorously denies the validity of the allegations against it contained in these suits and claims. Increasing defense costs, paid by the company's insurance carriers either under reservation or settlement arrangement, will be incurred. These suits and claims are not encompassed within the Wellington Agreement nor are they being handled by the Center for Claims Resolution.

  In 1989, Armstrong concluded the trial phase of a lawsuit in California state court to resolve disputes concerning certain of its insurance carriers' obligations with respect to personal injury and property damage liability coverage, including defense costs, for alleged personal injury and property damage asbestos-related lawsuits and claims. As indicated earlier, the company reached a settlement agreement after the conclusion of the trial phase with one of its primary carriers which is also an excess carrier. The Court issued final decisions, and the carriers appealed. The California Court of Appeal has substantially upheld the trial court's final decisions and the insurance carriers have petitioned the California Supreme Court to hear the asbestos-related personal injury and property damage coverage issues. The California Supreme Court recently accepted review pending its review of related issues in another California case. Based upon the trial court's favorable final decisions in important phases of the trial relating to coverage for asbestos-related personal injury and property damage lawsuits and claims, including the favorable decision by the California Court of Appeal, and a review of the coverage issues by its counsel, the company believes it has a substantial legal basis for sustaining its right to defense and indemnification. For the same reasons, the company also believes that it is probable that claims by the several primary carriers for recoupment of defense expenses in the property damage litigation, which the carriers also appealed, will ultimately not be successful.

  The company is currently negotiating with the company's primary insurance carriers to categorize the percentage of previously resolved and to be resolved asbestos-related personal injury claims as non-products claims and to establish the entitlement to such coverage. Such non-product claims coverage insurance is available under the Wellington Agreement and the settlement agreement with one of its primary carriers referred to above for such claims. Non-products claims include claims that may have arisen out of exposure during installation of asbestos materials or before control of such materials has been relinquished. Certain excess policies also provide non-products coverage. The additional coverage potentially available to pay claims categorized as non-products, at both the primary and excess levels is substantial and, at the primary level, includes defense costs in addition to limits. The company is entitled to pursue alternative dispute resolution proceedings against the primary and certain excess carriers to resolve the non-products coverage issues.

  The company does not know how many claims will be filed against it in the future, nor the details thereof or of pending suits not fully reviewed, nor the expense and any liability that may ultimately result therefrom, nor does the company know the annual claims flow caps to be negotiated after the initial ten-year period for the settlement class action or the then compensation levels to be negotiated for such claims or the success the company may have in addressing the Midland Insurance Company insolvency with its other insurers. Subject to the foregoing and based upon its experience and other factors referred to above, the company believes that it is probable that substantially all of the expenses and any liability payments associated therewith will be paid--in the case of the personal injury claims, by agreed-to coverage under the Wellington Agreement and supplemented by payments by nonsubscribing insurers that entered into settlement agreements with the company and additional insurance coverage reasonably anticipated from the outcome of the insurance litigation and from the company's claims for non-products coverage both under certain insurance policies covered by the Wellington Agreement and under certain insurance policies not covered by the Wellington Agreement which claims have yet to be accepted by the carriers--and in the case of the asbestos-related property damage claims, under an existing interim agreement, by insurance coverage settlement agreements and through additional coverage reasonably anticipated from the outcome of the insurance litigation. Thus, the company has not recorded any liability for any defense costs or indemnity relating to these lawsuits other than as described in the "Other long-term liabilities" section regarding the reserve on page 51.

  Even though uncertainties still remain as to the potential number of unasserted claims, the liability resulting therefrom, and the ultimate scope of its insurance coverage, after consideration of the factors involved, including the Wellington Agreement, the settlements with other insurance carriers, the results of the trial phase and the first level appellate stage of the California insurance litigation, the remaining reserve, the establishment of the Center for Claims Resolution, the proposed settlement class action, and its experience, the company believes that this litigation will not have a material adverse effect on its earnings, liquidity, or financial position.

- --------------------------------------------------------------------------------

  In October 1992, the U.S. Court of Appeals for the Third Circuit issued its decision in a lawsuit brought by The Industry Network System, Inc. (TINS), and its founder, Elliot Fineman. The plaintiffs alleged that in 1984 Armstrong had engaged in antitrust and tort law violations and breach of contract which damaged TINS' ability to do business. The Court of Appeals sustained the U.S. District Court's decision that the April 1991 jury verdict against Armstrong in the amount of $224 million including $200 million in punitive damages should be vacated, and that there should be a new trial on all claims remaining after the appeal. The Court of Appeals sustained the District Court ruling that the jury's verdict had reflected prejudice and passion due to the improper conduct of plaintiffs' counsel and was clearly contrary to the weight of the evidence. The Court of Appeals affirmed or did not disturb the trial court's order dismissing all of TINS' claims under Section 2 of the Sherman Act for alleged conspiracy, monopolization and attempt to monopolize and dismissing all of Mr. Fineman's personal claims. These claims will not be the subject of a new trial. However, the Court of Appeals reversed the trial court's directed verdict for Armstrong on TINS' claim under Section 1 of the Sherman Act, reversed the summary judgment in Armstrong's favor on TINS' claim for breach of contract based on a 1984 settlement agreement, and reversed the judgment n.o.v. for Armstrong on TINS' tortious interference and related punitive damage claims. These claims will be the subject of a new trial.

  The Court of Appeals granted the company's motion to stay return of the case to the District Court pending the company's Petition for Certiorari to the Supreme Court appealing certain antitrust rulings of the Court of Appeals. The company was informed on February 22, 1993, that the Supreme Court denied its Petition. The case has been remanded by the Third Circuit Court of Appeals in Philadelphia to the U.S. District Court in Newark, New Jersey, and a new trial has been set for early April 1994. It is unknown what damage claims TINS will allege upon retrial of the case. But during the first trial, claims for actual damages of at least $17.5 million were asserted by plaintiffs' expert and even greater amounts were asserted by Mr. Fineman. Under the antitrust laws, proven damages are trebled. In addition, plaintiff would likely ask for punitive damages, companion to its request for tort damages. Other damages which would likely be sought include reimbursement of attorneys' fees and interest, including prejudgment interest.

  The company denies all of TINS' claims and accordingly is vigorously defending the matter. In the event that a jury finds against the company, such jury verdict could entail unknown amounts which, if sustained, could have a material adverse effect on its earnings and financial position.

- --------------------------------------------------------------------------------

  As previously discussed on pages 51 and 52 under "Environmental" with regard to a former county landfill in Buckingham County, Virginia, Thomasville Furniture Industries, Inc. and seven other parties have been identified by the U.S. Environmental Protection Agency ("USEPA") as Potentially Responsible Parties ("PRPs") to fund the cost of remediating environmental conditions at this federal Superfund site. After review of investigative studies to determine the nature and extent of contamination and identify various remediation alternatives, USEPA issued its Proposed Remedial Action Plan in May 1993 proposing a $21 million clean-up cost. In November 1993, however, USEPA issued a revised plan which recommended a reduced $3.5 million alternative, subject to additional costs depending on test results. The PRPs believe that other alternatives are appropriate and discussions with USEPA and Virginia State officials continue.

  Spent finishing materials from Thomasville's Virginia furniture plants at Appomattox and Brookneal allegedly comprise a significant portion of the waste presently believed to have been taken to the site by a now defunct disposal firm in the late 1970s. Accordingly, Thomasville could be called upon to fund a significant portion of the eventual remedial costs.

                        Independent Auditors' Report

The Board of Directors and Shareholders,
Armstrong World Industries, Inc.:

  We have audited the consolidated financial statements of Armstrong World Industries, Inc. and its subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the related supplementary information on depreciation rates and schedules listed in the accompanying index. These consolidated financial statements and supplementary information and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and supplementary information and schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Armstrong World Industries, Inc., and subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion the related supplementary information and schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

  As discussed under litigation in the Financial Review section, the Company is involved in antitrust litigation, the outcome of which cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the accompanying consolidated financial statements. Also, as discussed in the Financial Review section, effective January 1, 1992, the Company changed its methods of accounting to adopt the provisions of the Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes," SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" and SFAS 112, "Employers' Accounting for Postemployment Benefits."


                                                      KPMG PEAT MARWICK

Philadelphia, Pa.
February 14, 1994

Quarterly financial information                                                                    Total
(millions except for per-share data)              First      Second       Third       Fourth       Year
===========================================================================================================
                                                                       1993
===========================================================================================================
Net sales                                        $611.9      $629.0      $660.1       $624.4     $2,525.4
- -----------------------------------------------------------------------------------------------------------
Gross profit                                      159.1       183.9       197.9        182.2        723.1
- -----------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing businesses         11.3        31.9        42.3        (22.0)        63.5
- -----------------------------------------------------------------------------------------------------------
Net earnings (loss)                                11.3        31.9        42.3        (22.0)        63.5
- -----------------------------------------------------------------------------------------------------------
Per share of common stock:*
- -----------------------------------------------------------------------------------------------------------
  Primary:
- -----------------------------------------------------------------------------------------------------------
    Earnings (loss) from continuing businesses       .21         .76        1.04         (.68)        1.32
- -----------------------------------------------------------------------------------------------------------
    Net earnings (loss)                              .21         .76        1.04         (.68)        1.32
- -----------------------------------------------------------------------------------------------------------
  Fully diluted:
- -----------------------------------------------------------------------------------------------------------
    Earnings (loss) from continuing businesses       .21         .68         .93         (.68)        1.26
- -----------------------------------------------------------------------------------------------------------
    Net earnings (loss)                              .21         .68         .93         (.68)        1.26
- -----------------------------------------------------------------------------------------------------------
Dividends per share of common stock                  .30         .30         .30          .30         1.20
- -----------------------------------------------------------------------------------------------------------
Price range of common stock -- low                28 7/8      29 3/8      30 1/4       40 1/4       28 7/8
- -----------------------------------------------------------------------------------------------------------
Price range of common stock -- high               33 1/8      34 3/4      42 1/2       55 1/4       55 1/4
===========================================================================================================
                                                                       1992
===========================================================================================================
Net sales                                        $638.4      $651.7      $659.6       $600.1     $2,549.8
- -----------------------------------------------------------------------------------------------------------
Gross profit                                      169.4       176.5       174.8        140.4        661.1
- -----------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing business           15.9        20.1       (80.3)       (15.6)       (59.9)
- -----------------------------------------------------------------------------------------------------------
Net earnings (loss)                              (151.9)       20.1       (80.3)       (15.6)      (227.7)
- -----------------------------------------------------------------------------------------------------------
Per share of common stock:*
- -----------------------------------------------------------------------------------------------------------
  Primary:
- -----------------------------------------------------------------------------------------------------------
    Earnings (loss) from continuing businesses       .33         .45       (2.25)        (.51)       (1.98)
- -----------------------------------------------------------------------------------------------------------
    Net earnings (loss)                            (4.18)        .45       (2.25)        (.51)       (6.49)
- -----------------------------------------------------------------------------------------------------------
  Fully diluted:
- -----------------------------------------------------------------------------------------------------------
    Earnings (loss) from continuing businesses       .32         .41       (2.25)        (.51)       (1.98)
- -----------------------------------------------------------------------------------------------------------
    Net earnings (loss)                            (4.18)        .41       (2.25)        (.51)       (6.49)
- -----------------------------------------------------------------------------------------------------------
Dividends per share of common stock                  .30         .30         .30          .30         1.20
- -----------------------------------------------------------------------------------------------------------
Price range of common stock -- low                    26      29 5/8      27 1/2       24 1/2       24 1/2
- -----------------------------------------------------------------------------------------------------------
Price range of common stock -- high               33 7/8      37 1/2      32 3/8       32 3/4       37 1/2
===========================================================================================================

* Quarterly earnings (loss) per-share data do not always equal the total year amounts due to changes in the average shares outstanding and, for fully diluted data, the exclusion of the antidilutive effect in certain quarters and for the total year.

Fourth quarter 1993 compared with fourth quarter 1992

      Fourth quarter sales from continuing businesses rose to record levels at $624.4 million, an increase of 4% from the $600.1 million from last year.

      The net loss for the fourth quarter was $22.0 million, or 68 cents per share of common stock. This loss included $60.0 million after tax of restructuring charges primarily related to the elimination of employee positions in the U.S. and Europe.

      The fourth quarter 1992 net loss was $15.6 million, or 51 cents per share of common stock. Also included in this reporting were restructuring charges of $24.3 million after tax related to the closing of a ceiling materials plant in Ghlin, Belgium, and provisions for charges related to the elimination of employee positions on a worldwide basis.

      Despite the negative impact of restructuring charges in the fourth quarter of 1993, the company benefitted from higher sales levels in most businesses, some sales price increases, and from lower manufacturing costs, resulting from the 1992 restructuring actions and from improved productivity. This resulted in the company's cost of goods sold as a percent of sales declining to 70.8% compared with 76.6% last year. Nonmanufacturing costs were comparable to 1992. Armstrong also experienced lower interest costs during the quarter from lower debt levels and tax obligations. The 1992 fourth quarter results also included a $5.5 million after-tax gain from foreign exchange compared with only $.8 million after-tax gain this year.

      The 1993 effective tax benefit rate was 39.9% compared with only 7.1% last year. Armstrong's current year fourth quarter reflected recovery of deferred taxes resulting from some reduced foreign statutory tax rates, and most of the restructuring charges provided tax benefits. The 1992 effective tax benefit rate was much lower because some of the restructuring charges did not provide tax benefits.

      Of Armstrong's four industry segments, floor coverings and furniture showed sales increases in the fourth quarter compared with year-ago levels, while sales in the building products and industry products segments were below those of 1992. Operating results were higher in the building products and furniture segments, while floor coverings and industry products declined. Excluding restructuring charges, all four segments recorded improved operating profits. The floor coverings operating profit of $12.9 million in 1993 and $13.4 million in 1992 includes restructuring charges of $27.7 million and $7.6 million, respectively. Exclusive of these charges, the improved profit levels were driven by higher U.S. resilient flooring sales, a modest increase in ceramic sales, and lower manufacturing costs. The building products' fourth quarter 1993 operating loss of $2.4 million includes a restructuring charge of $13.7 million compared with a 1992 operating loss of $14.9 million that included an $11.9 restructuring charge. Despite lower sales in building products, this segment's operating results improved because of extensive restructuring programs, lower operating costs, and some pricing actions in Europe and North America. The furniture segment's sales and operating profits improved from those of last year. Higher sales, along with lower costs, aided the profit improvement as did inventory valuation reserve adjustments. The industry products segment was adversely affected by unfavorable European exchange rates and the continuing lack of growth in the European economies. Operating profits were lowered by competitive pricing pressures, while restructuring charges of $12.9 million and $1.2 million were recorded for 1993 and 1992, respectively.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
- -------------------------------------------------------------------------
         Financial Disclosure
         ---------------------

Not applicable.

                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant
- ------------------------------------------------------------

Directors of the Registrant
- ---------------------------

The information appearing in the tabulation in the section captioned "Election of Directors" on pages 1-5 of the Company's 1994 Proxy Statement is incorporated by reference herein.

Executive Officers of the Registrant
- -------------------------------------

William W. Adams* -- Age 59; Chairman of the Board since September 7, 1993; Chairman of the Board and President (Chief Executive Officer) 1988-1993; .

E. Allen Deaver* -- Age 58; Executive Vice-President since March 1, 1988.

George A. Lorch* -- Age 52; President (Chief Executive Officer) since September 7, 1993; Executive Vice-President 1988-1993.

Henry A. Bradshaw -- Age 58; Group Vice-President, Worldwide Building Products Operations since February 1, 1993; Group Vice-President, Building Products Operations, 1990-1993; General Manager Manufacturing, Building Products Operations, 1985-1990.

Dennis M. Draeger -- Age 53; Group Vice-President, Worldwide Floor Products Operations since February 1, 1993; Group Vice-President Floor Products Operations 1988-1993.

William W. Locke -- Age 58; Group Vice-President, Worldwide Industry Products and Pacific Operations since February 1, 1993; Group Vice-President, International and Industry Products Operations, 1990-1993; Group Vice-President, International Operations, 1983-1990.

Robert J. Shannon, Jr. -- Age 45; President, American Olean Tile Company, Inc. since March 1, 1992; and the following positions with Armstrong World Industries, Inc.: General Manager, Worldwide Gasket Products, International and Industry Product Operations, 1991-1992; Manager, Fiber Products, Industry Products Division, 1989-1991; Marketing Manager, Adhesives and Coatings, Corporate Markets Division, 1986-1989.

Frederick B. Starr -- Age 61; President, Thomasville Furniture Industries, Inc. since 1982.

Larry A. Pulkrabek -- Age 54; Senior Vice-President, Secretary and General Counsel since February 1, 1990; Vice-President, Secretary and General Counsel, 1977-1990.

William J. Wimer -- Age 59; Senior Vice-President, Finance since January 25, 1993; Senior Vice-President, Finance, and Treasurer, 1990-1993; Vice-President and Controller, 1978-1990.

Stephen C. Hendrix -- Age 53; Treasurer since January 25, 1993; and the following positions with SmithKline Beecham Corporation (Pharmaceuticals, Consumer Products): Vice-President and Treasurer, 1989-1991; Vice-President and Assistant Treasurer, International, 1987-1989.

Bruce A. Leech, Jr. -- Age 51; Controller since February 1, 1990; Controller, International Operations, 1983-1990.

All information presented above is current as of March 1, 1994. The term of office for each Executive Officer in his present capacity is one year, and each such Executive Officer will serve until reelected or until a successor is elected at the annual meeting of directors which follows the annual shareholders' meeting. Each Executive Officer has been employed by the Company in excess of five continuous years with the exception of Mr. Hendrix. Members of the Executive Committee of the Board of Directors as of March 1, 1994, are designated by an asterisk(*) following each of their names. The Executive Committee consists of those Executive Officers who serve as Directors.

Item 11.  Executive Compensation
- --------------------------------

The information appearing in the sections captioned "Compensation Committee Interlocks and Insider Participation," "Executive Officers' Compensation," (other than the information contained under the subcaption "Performance Graph") and "Retirement Income Plan Benefits," on pages 11-17 of the Company's 1994 Proxy Statement is incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
- ------------------------------------------------------------------------

The information appearing in the sections captioned "Stock Ownership of Certain Beneficial Owners" on page 18 and "Directors' and Executive Officers' Security Ownership" on page 7 of the Company's 1994 Proxy Statement is incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions
- --------------------------------------------------------

Not applicable.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- --------------------------------------------------------------------------

The financial statements and schedules filed as a part of this Annual Report on Form 10-K are listed in the "Index to Financial Statements and Schedules" on page 75.

a.  The following exhibits are filed as a part of this Annual Report on Form
    10-K:

Exhibits
- --------
No. 3(a)            Registrant's By-laws, as amended, are incorporated by
                    reference herein from the registrant's 1992 Annual Report on
                    Form 10-K wherein they appeared as Exhibit 3(a).

No. 3(b) Registrant's restated Articles of Incorporation, as amended are incorporated by reference herein from the registrant's
                    1990 Annual Report on Form 10-K wherein they appeared as
                    Exhibit 3(b).

No. 4(a) Rights Agreement dated as of March 21, 1986, between the registrant and Morgan Guaranty Trust Company of New York, as
                    Rights Agent, (as to which First Chicago Trust Company of
                    New York has succeeded as Rights Agent,) relating to the registrant's Preferred Stock Purchase Rights is incorporated by reference herein from the Company's 1990 Annual Report on Form 10-K wherein it appeared as Exhibit 4(a).

No. 4(b)            Registrant's Employee Stock Ownership Plan ("Share In
                    Success Plan") as amended, is incorporated by reference herein from the registrant's 1992 Annual Report on Form 10-K wherein it appears as Exhibit 4(b).

No. 4(c) Indenture, dated as of March 15, 1988, between the registrant and Morgan Guaranty Trust Company of New York, as
                    Trustee, as to which The First National Bank of Chicago is successor trustee, is incorporated herein by reference from the registrant's Form 8-K dated February 1, 1991, wherein it appeared as Exhibit 4.1.

No. 4(d) Supplemental Indenture dated as of October 19, 1990, between the registrant and The First National Bank of Chicago, as Trustee, is incorporated herein by reference from the registrant's Form 8-K dated October 31, 1990, wherein it appeared as Exhibit 4.1.

No. 10(i)(a)        Copy of Agreement Concerning Asbestos-Related Claims dated
                    June 19, 1985, (the "Wellington Agreement") among the
                    registrant and other companies.

No. 10(i)(b)        Producer Agreement concerning Center for Claims Resolution dated September 23, 1988, among the registrant and other
                    companies as amended, is incorporated herein by reference
                    from the registrant's 1992 Annual Report on Form 10-K
                    wherein it appeared as Exhibit 10(i)(b).

No. 10(iii)(a)      Registrant's Long-Term Stock Option Plan for Key Employees,
                    as amended, is incorporated by reference herein from the
                    Company's 1991 Annual Report on Form 10-K wherein it
                    appeared as Exhibit 10(iii)(a).

No. 10(iii)(b)      Registrant's Deferred Compensation Plan for Nonemployee
                    Directors, as amended, is incorporated by reference herein from the Company's 1990 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(c).

No. 10(iii)(c)      Registrant's Directors' Retirement Income Plan, as amended, is incorporated by reference herein from the registrant's
                    1992 Annual Report on Form 10-K wherein it appears as
                    Exhibit 10(iii)(d).

No. 10(iii)(d)      Registrant's Management Achievement Plan for Key Executives,
                    as amended, is incorporated by reference herein from the
                    Company's 1991 Annual Report on Form 10-K wherein it
                    appeared as Exhibit 10(iii)(e).

No. 10(iii)(e)      Registrant's Retirement Benefit Equity Plan (formerly known as the Excess Benefit Plan), as amended, is incorporated by reference herein from the registrant's 1992 Annual Report on
                    Form 10-K wherein it appears as Exhibit 10(iii)(f).

No. 10(iii)(f)      Armstrong Deferred Compensation Plan, as amended, is
                    incorporated by reference herein from the Company's 1990
                    Annual Report on Form 10-K wherein it appeared as Exhibit
                    10(iii)(g).

No. 10(iii)(g)      Registrant's Employment Protection Plan for Salaried
                    Employees of Armstrong World Industries, Inc., as amended, is incorporated by reference herein from the Company's 1990
                    Annual Report on Form 10-K wherein it appeared as Exhibit
                    10(iii)(h).

No. 10(iii)(h)      Registrant's Restricted Stock Plan For Nonemployee Directors
                    is incorporated by reference herein from the Company's 1991
                    Proxy Statement wherein it appeared as Exhibit A.

No. 10(iii)(i)      Registrant's Severance Pay Plan for Salaried Employees is
                    incorporated by reference herein from the Company's 1990
                    Annual Report on Form 10-K wherein it appeared as Exhibit
                    10(iii)(j).

No. 10(iii)(j)      Copy of Thomasville Value Plan of Thomasville Furniture
                    Industries, Inc.

No. 10(iii)(k)      Copy of Thomasville Achievement Plan of Thomasville
                    Furniture Industries, Inc.

No. 11 A statement regarding computation of per share earnings on both primary and fully diluted bases is set forth in the Financial Statement Schedules on pages 25 and 26 of this Annual Report on Form 10-K.

No. 22              List of the registrant's domestic and foreign subsidiaries.

No. 24              Consent of Independent Auditors.

No. 25              Powers of Attorney and authorizing resolutions.

No. 28(ii)(a)       Copy of Annual Report on Form 11-K for the fiscal year ended
                    September 30, 1993, for the Retirement Savings Plan For
                    Salaried Employees of Armstrong World Industries, Inc. is
                    herewith filed with the Commission.

No. 28(ii)(b)       Copy of Annual Report on Form 11-K for the fiscal year ended
                    September 30, 1993, for the Retirement Savings Plan For
                    Hourly-Paid Employees of Armstrong World Industries, Inc. is
                    herewith filed with the Commission.

No. 28(ii)(c)       Copy of Annual Report on Form 11-K for the fiscal year ended
                    September 30, 1993, for the Retirement Savings Plan For
                    Hourly-Paid Employees of Thomasville Furniture, Inc. is
                    herewith filed with the Commission.

No. 28(ii)(d)       Copy of Annual Report on Form 11-K for the fiscal year ended
                    September 30, 1993, for the Armstrong World Industries, Inc.
                    Employee Stock Ownership Plan ("Share In Success Plan") is
                    herewith filed with the Commission.

No. 28(ii)(e)       Copy of Annual Report on American Olean Tile Company, Inc.
                    Savings Plan for Production & Maintenance Employees for the
                    fiscal year ended September 30, 1993, is herewith filed with the Commission.

No. 28(ii)(f)       Copy of Annual Report on American Olean Tile Company, Inc.
                    Savings Plan for Salaried Employees for the fiscal year
                    ended September 30, 1993, is herewith filed with the
                    Commission.

b.   During the last quarter of 1993, no reports on Form 8K were filed.


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ARMSTRONG WORLD INDUSTRIES, INC.
                                         --------------------------------
                                                (Registrant)

                                         By /s/ George A. Lorch
                                            -----------------------------
                                                  President


                                         Date     March 28, 1994
                                              ---------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Directors and Principal Officers of the registrant:

George A. Lorch             President (Principal Executive Officer)
William J. Wimer            Senior Vice-President, Finance
                            (Principal Financial Officer)
Bruce A. Leech, Jr.         Controller
                            (Principal Accounting Officer)
Wm. Wallace Abbott                Director
William W. Adams            Chairman of the Board
Van C. Campbell                   Director            By /s/ George A. Lorch
E. Allen Deaver                   Director               ----------------------
Ursula F. Fairbairn               Director               (George A. Lorch as
Michael C. Jensen                 Director                 attorney-in-fact and
James E. Marley                   Director                 on his own behalf)
Robert F. Patton                  Director
J. Phillip Samper                 Director                 As of March 28, 1994
Jerre L. Stead                    Director

              ARMSTRONG WORLD INDUSTRIES, INC. AND SUBSIDIARIES

                 Index to Financial Statements and Schedules


The following consolidated financial statements and Financial Review are filed as a part of this Annual Report on Form 10-K:

     Consolidated Balance Sheets as of December 31, 1993 and 1992

     Consolidated Statements of Earnings for the Years Ended December 31, 1993, 1992 and 1991

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1993, 1992, and 1991

The following additional financial data should be read in conjunction with the financial statements. Schedules not included with this additional data have been omitted because they are not applicable or the required information is presented in the financial statements or the financial review.

                Additional Financial Data                        Page No.
                -------------------------                        --------
                                            For Year ended or
                                             at December 31,
                                            -----------------
Supplementary information to financial
  review

  Computation for Primary Earnings          1993, 1992 and 1991     76
    per Share
  Computation for Fully Diluted             1993, 1992 and 1991     77
    Earnings per Share

  Depreciation Rates                        1993, 1992 and 1991     78

Schedules submitted:

   V - Property, Plant, and Equipment       1993, 1992 and 1991    79-81
  VI - Accumulated Depreciation and
       Amortization of Property,
       Plant, and Equipment                 1993, 1992 and 1991    82-84
VIII - Valuation and Qualifying Reserves    1993, 1992 and 1991     85
  IX - Short-Term Borrowings                1993, 1992 and 1991    86-87

                 Computation for Primary Earnings Per Share
                         for Years ended December 31
             (Amounts in millions except for per-share data)(a)

                                                     1993     1992(b)  1991
                                                     ----     ----     ----
Common Stock and Common Stock Equivalents
- -----------------------------------------

Average number of common shares outstanding
 including shares issuable under stock options        37.7      37.2     37.2
                                                      ====      ====     ====

Earnings Per Share from Continuing Businesses
- ---------------------------------------------

Earnings (loss) from continuing businesses          $ 63.5    $(59.9)  $ 60.6
Less:
  Dividend requirement on Series A convertible
    preferred stock                                   19.2      19.3     19.4
Plus:
  Tax benefit on dividends paid on unallocated
    preferred shares                                   5.3       5.5      --
                                                    -------  --------  -------
Earnings (loss) from continuing businesses
  applicable to common stock                        $ 49.6    $(73.7)  $ 41.2
Earnings (loss) from continuing businesses
  per share of common stock                         $  1.32   $ (1.98) $  1.11
                                                    =======  ========  =======

Net Earnings (Loss) Per Share
- -----------------------------

Net earnings (loss)                                 $ 63.5   $(227.7)  $ 48.2
Less:
  Dividend requirement on Series A convertible
    preferred stock                                   19.2      19.3     19.4
Plus:
  Tax benefit on dividends paid on unallocated
    preferred shares                                   5.3       5.5      --
                                                    -------  --------  -------
Net earnings (loss) applicable to common stock      $ 49.6   $(241.5)  $ 28.8
Net earnings (loss) per share of common stock       $  1.32  $  (6.49) $  0.77
                                                    =======  ========  =======

(a)  In 1992 the Company adopted Statement of Financial Accounting Standards
     (SFAS) 109 "Accounting for Income Taxes." SFAS 109 requires recognition in shareholders' equity of the tax benefit for dividends paid on unallocated shares of stock held by an Employee Stock Ownership Plan which amounted to $5.3 million in 1993 and $5.5 million in 1992. Under SFAS 96, this benefit was recognized in the statement of earnings and amounted to $6.0 million in 1991.

(b) In 1992 the Company adopted SFAS 112 "Employer's Accounting for Postemployment Benefits." A refinement of the computation in 1993 resulted in restatements of the 1992 earnings. The effect of the restatements was to reduce the previously reported loss from continuing businesses by $1.7 million or 5 cents per share and to reduce the previously reported net loss by $6.5 million or 18 cents per share.

              Computation for Fully Diluted Earnings Per Share
                         for Years ended December 31
               (Amounts in millions except for per-share data)

                                                    1993      1992(a)    1991(a)
                                                    ----      ----       ----
Common Stock and Common Stock Equivalents
- -----------------------------------------
Average number of common shares outstanding
  including shares issuable under stock options       37.7      37.2      37.2
Average number of common shares issuable under
  the Employee Stock Ownership Plan                    5.6       5.9       5.9
                                                      ----      ----      ----
Average number of common and common equivalent
  shares outstanding                                  43.3      43.1      43.1
                                                      ====      ====      ====

Pro Forma Adjustment to Earnings (Loss)
- ---------------------------------------
  from Continuing Businesses
  --------------------------
Earnings (loss) from continuing businesses
  as reported                                       $ 63.5   $ (59.9)   $ 60.6
Less:
  Increased contribution to the Employee Stock
    Ownership Plan assuming conversion of
    preferred shares to common                         8.2       8.3      12.9
    Net reduction in tax benefits assuming
    conversion of the Employee Stock Ownership
    Plan preferred shares to common                    0.9       0.7       --
                                                    -------  --------   -------
Pro forma earnings (loss) from continuing
  businesses                                        $ 54.4   $ (68.9)   $ 47.7
Fully diluted earnings (loss) per share
  from continuing businesses                        $  1.26  $  (1.98)  $  1.11
                                                    =======  ========   =======

Pro Forma Adjustment to Net Earnings (Loss)
- -------------------------------------------
Net earnings (loss) as reported                     $ 63.5   $(227.7)   $ 48.2
Less:
  Increased contribution to the Employee Stock
    Ownership Plan assuming conversion of
    preferred shares to common                         8.2       8.3      12.9
  Net reduction in tax benefits assuming conversion
    of the Employee Stock Ownership Plan
    preferred shares to common                         0.9       0.7       --
                                                    -------  --------   -------
Pro forma net earnings (loss)                       $ 54.4   $(236.7)   $ 35.3
Fully diluted net earnings (loss) per share         $  1.26  $  (6.49)  $  0.77
                                                    =======  ========   =======

(a)  Fully diluted earnings per share for years 1992 and 1991 were antidilutive.

               ARMSTRONG WORLD INDUSTRIES, INC. AND SUBSIDIARIES

                 Supplementary Information to Financial Review



Depreciation
- ------------

The approximate average effective rates of depreciation are as follows:

                                          Year ended December 31,
                                          -----------------------
                                         1993       1992      1991
                                         ----       ----      ----
                                           %          %         %
      Domestic companies:
        Buildings                         3.2        3.2       3.1
        Machinery and Equipment           6.8        6.8       6.8

      Foreign companies:
        Buildings                         3.2        3.0       3.0
        Machinery and Equipment           8.0        8.2       8.9

               ARMSTRONG WORLD INDUSTRIES, INC. AND SUBSIDIARIES
               -------------------------------------------------

                        Property, Plant, and Equipment
                        ------------------------------

                         Year Ended December 31, 1993
                         ----------------------------
                                  (millions)


                                                                     SCHEDULE V
                                                                     -----------

                                                                     Page 1 of 3

                                                                Foreign
                          Balance at               Retire-      currency       Other changes(b)    Balance
                          beginning    Additions    ments      translation     -------------        at end
                           of year      at cost    or sales   Debit (Credit)   Debit    Credit     of year
                          ----------   ---------   --------   --------------   -----    ------     -------
                                                                                         (a)
Land                       $   36.5     $   .2      $ (1.3)      $  (.6)       $ ---    $ (2.6)   $   32.2

Buildings                     490.8       13.8        (3.4)        (5.3)        11.2      (2.0)      505.1

Machinery and Equipment     1,420.2       85.8       (60.0)       (18.0)        33.5     (15.0)    1,446.5

Construction in Progress       60.8       17.8         (.3)        (1.1)         ---     (15.2)       62.0
                           --------     ------      ------       ------        -----    ------    --------

                           $2,008.3     $117.6      $(65.0)      $(25.0)       $44.7    $(34.8)   $2,045.8
                           ========     ======      ======       ======        =====    ======    ========

           (a)  includes writedowns relating to restructuring activities of:

                Land                          2.4
                Buildings                     1.6
                Machinery and Equipment       7.8
                Construction in Progress       .7
                                             ----
                Total                        12.5

           (b)  transferred to/from other accounts and miscellaneous adjustments

               ARMSTRONG WORLD INDUSTRIES, INC. AND SUBSIDIARIES
               -------------------------------------------------

                        Property, Plant, and Equipment
                        ------------------------------

                         Year Ended December 31, 1992
                         ----------------------------
                                  (millions)


                                                                     SCHEDULE V
                                                                     ----------

                                                                     Page 2 of 3

                                                                  Foreign
                            Balance at               Retire-      currency       Other changes(c)    Balance
                            beginning    Additions    ments      translation     -------------       at end
                             of year      at cost    or sales   Debit (Credit)   Debit     Credit    of year
                            ----------   ---------   --------   --------------   -----     ------    -------
                                                                                           (a)(b)
Land                         $   34.9     $  2.5      $  (.2)      $  (.7)       $ ---     $  ---    $   36.5

Buildings                       498.5       12.6        (2.1)        (8.1)          .3      (10.4)      490.8

Machinery and Equipment       1,432.1       95.3       (38.1)       (38.5)         8.2      (38.8)    1,420.2

Construction in Progress         69.0        5.4         (.5)        (2.1)         ---      (11.0)       60.8
                             --------     ------      ------       ------        -----     ------    --------

                             $2,034.5     $115.8      $(40.9)      $(49.4)       $ 8.5     $(60.2)   $2,008.3
                             ========     ======      ======       ======        =====     ======    ========

           (a)  includes writedowns relating to restructuring activities of:

                Buildings                    10.4
                Machinery and Equipment      32.3
                                             ----
                Total                        42.7

           (b) includes contribution of $6.8 million of Machinery and Equipment and $1.7 million of Construction in Progress to the Worthington Armstrong Venture

           (c) transferred to/from other accounts and miscellaneous adjustments

               ARMSTRONG WORLD INDUSTRIES, INC. AND SUBSIDIARIES
               -------------------------------------------------

                        Property, Plant, and Equipment
                        ------------------------------

                         Year Ended December 31, 1991
                         ----------------------------
                                  (millions)


                                                                     SCHEDULE V
                                                                     ----------

                                                                     Page 3 of 3

                                                                   Foreign
                            Balance at                Retire-      currency       Other changes(a)   Balance
                            beginning    Additions     ments      translation     -------------      at end
                             of year     at cost(a)   or sales   Debit (Credit)   Debit    Credit    of year
                            ----------   ----------   --------   --------------   -----    ------    -------
Land                         $   36.1     $   .1       $ (1.2)      $ (.1)        $ .1     $ ---     $   34.9

Buildings                       472.6       26.8         (2.5)        (.9)         2.5       ---        498.5

Machinery and Equipment       1,360.2      135.6        (52.7)       (3.7)          .1      (7.4)     1,432.1

Construction in Progress         98.9      (28.7)         ---        (1.2)         ---       ---         69.0
                             --------     ------       ------       ------        -----    ------    --------

                             $1,967.8     $133.8       $(56.5)      $(5.9)        $2.7     $(7.4)    $2,034.5
                             ========     ======       ======       ======        =====    ======    ========

           (a) transferred to/from other accounts, and miscellaneous adjustments

               ARMSTRONG WORLD INDUSTRIES, INC. AND SUBSIDIARIES
               -------------------------------------------------

                 Accumulated Depreciation and Amortization of
                        Property, Plant, and Equipment
                 --------------------------------------------

                         Year Ended December 31, 1993
                         ----------------------------
                                  (millions)

                                                                    SCHEDULE VI
                                                                    -----------

                                                                     Page 1 of 3

                                                                        Foreign
                             Balance at   Additions    Retirements,     currency       Other changes(a)    Balance
                             beginning    charged to   renewals and    translation     -------------       at end
                              of year      earnings    replacements   (Debit) Credit   Debit     Credit    of year
                             ----------   ----------   ------------   --------------   -----     ------    -------
Buildings                     $184.8        $ 15.9      $ (2.5)        $ (2.2)          $(.2)      $2.7     $198.5

Machinery and Equipment        751.5         104.1       (40.3)         (11.0)          (2.4)       6.3      808.2
                              ------        ------      ------         ------          -----       ----   --------

                              $936.3        $120.0      $(42.8)        $(13.2)         $(2.6)      $9.0   $1,006.7
                              ======        ======      ======         ======          =====       ====   ========

           (a)  transferred to/from other accounts and miscellaneous adjustments

               ARMSTRONG WORLD INDUSTRIES, INC. AND SUBSIDIARIES
               -------------------------------------------------

                 Accumulated Depreciation and Amortization of
                        Property, Plant, and Equipment
                 --------------------------------------------

                         Year Ended December 31, 1992
                         ----------------------------
                                  (millions)

                                                                     SCHEDULE VI
                                                                     -----------

                                                                     Page 2 of 3

                                                                        Foreign
                             Balance at   Additions    Retirements,     currency        Other changes(a)     Balance
                             beginning    charged to   renewals and    translation      -------------        at end
                              of year      earnings    replacements   (Debit) Credit    Debit     Credit     of year
                             ----------   ----------   ------------   --------------    -----     ------     -------
Buildings                     $174.3        $ 15.9      $ (1.9)        $ (3.2)         $ (2.8)      $2.5      $184.8

Machinery and Equipment        707.3         104.9       (34.3)         (23.4)           (8.8)       5.8       751.5
                              ------        ------      ------         ------          ------       ----      ------

                              $881.6        $120.8      $(36.2)        $(26.6)         $(11.6)      $8.3      $936.3
                              ======        ======      ======         ======          ======       ====      ======

           (a)  transferred to/from other accounts and miscellaneous adjustments

               ARMSTRONG WORLD INDUSTRIES, INC. AND SUBSIDIARIES
               -------------------------------------------------

                 Accumulated Depreciation and Amortization of
                        Property, Plant, and Equipment
                 --------------------------------------------

                         Year Ended December 31, 1991
                         ----------------------------
                                  (millions)

                                                                    SCHEDULE VI
                                                                    -----------

                                                                    Page 3 of 3

                                                                           Foreign
                             Balance at    Additions     Retirements,      currency        Other changes(a)     Balance
                             beginning     charged to    renewals and     translation      -------------        at end
                              of year       earnings     replacements    (Debit) Credit    Debit     Credit     of year
                             ----------    ----------    ------------    --------------    -----     ------     -------
Buildings                     $158.3         $ 15.1       $ (2.6)         $  (.2)         $  --       $3.7       $174.3

Machinery and Equipment        662.1          102.4        (49.7)           (2.1)           (5.5)       .1        707.3
                              ------         ------       ------          ------          ------      ----       ------

                              $820.4         $117.5       $(52.3)         $ (2.3)         $ (5.5)     $3.8       $881.6
                              ======         ======       ======          ======          ======      ====       ======

           (a)  transferred to/from other accounts and miscellaneous adjustments

                ARMSTRONG WORLD INDUSTRIES, INC. AND SUBSIDIARIES
               -------------------------------------------------

                       Valuation and Qualifying Reserves
                       ---------------------------------

                 Years Ended December 31, 1993, 1992 and 1991
                 --------------------------------------------
                                   (millions)

                                                            SCHEDULE VIII
                                                            --------------

                                            Additions
                             Balance at      charged                    Balance
                             beginning      (credited)                  at end
                              of year      to earnings    Deductions(a) of year
                             ----------  ---------------- ------------- --------
Assets:

  Provision for discounts
   and losses - 1993              $32.2        $89.3          $84.0       $37.5
                                  =====        =====          =====       =====

  Provision for discounts
   and losses - 1992              $30.1        $93.2          $91.1       $32.2
                                  =====        =====          =====       =====

  Provision for discounts
   and losses - 1991              $32.8        $80.5          $83.2       $30.1
                                  =====        =====          =====       =====

(a) includes discounts granted and uncollectible receivables, less recoveries and valuation reserves related to discontinued businesses that have been classified as other assets

               ARMSTRONG WORLD INDUSTRIES, INC. AND SUBSIDIARIES
               -------------------------------------------------

                                                                     SCHEDULE IX
                                                                     -----------
                            Short-Term Borrowings(a)
                            ---------------------
                                   (millions)

                                                                     Page 1 of 2

                                                             Maximum      Average      Weighted
      Category of                                  Average   amount       amount       average
      aggregate                         Balance    Year-End  outstanding  outstanding  interest
      short-term                        at end of  interest  during the   during the   rate during
      borrowings                        period     rate      period       period       the period(b)
      -------------                     ---------  --------  -----------  -----------  -------------
Year ended December 31, 1993
- ----------------------------

   Commercial paper                     $ 75.5       3.36%     $163.3      $122.8(c)         3.21%

   Bank debt                              29.9       6.81%      106.5        67.7(d)         9.07%
                                        ------                             ------

                                        $105.4                             $190.5
                                        ======                             ======

Year ended December 31, 1992
- ----------------------------

   Commercial paper                     $163.3       3.66%     $215.1      $171.2(c)         3.78%

   Bank debt                              60.4       9.53%       65.8        35.7(d)         9.47%
                                        ------                             ------

                                        $223.7                             $206.9
                                        ======                             ======

(a) the terms and conditions of the various categories of short-term borrowings were those typically offered by lenders to companies with excellent credit ratings
(b) based on total periods' interest expense (related to short-term borrowings) divided by the average amount outstanding during the period
(c) based on daily balances divided by 365 days
(d) based on daily balances divided by 365 days and, in some instances, based on total of 12 month-end balances divided by 12

               ARMSTRONG WORLD INDUSTRIES, INC. AND SUBSIDIARIES
               -------------------------------------------------

                                                                     SCHEDULE IX
                                                                     -----------
                            Short-Term Borrowings(a)
                            ---------------------
                                   (millions)

                                                                     Page 2 of 2

                                                             Maximum      Average      Weighted
      Category of                                  Average   amount       amount       average
      aggregate                         Balance    Year-End  outstanding  outstanding  interest
      short-term                        at end of  interest  during the   during the   rate during
      borrowings                        period     rate      period       period       the period(b)
      -------------                     ---------  --------  -----------  -----------  -------------
Year ended December 31, 1991
- ----------------------------

   Commercial paper                      $176.6     5.02%        $247.3    $169.9(c)         6.10%

   Bank debt                               27.6     9.16%          88.0      40.9(d)         8.82%
                                         ------                            ------

                                         $204.2                            $210.8
                                         ======                            ======

(a) the terms and conditions of the various categories of short-term borrowings were those typically offered by lenders to companies with excellent credit ratings
(b) based on total periods' interest expense (related to short-term borrowings) divided by the average amount outstanding during the period
(c)  based on daily balances divided by 365 days
(d) based on daily balances divided by 365 days and, in some instances, based on total of 12 month-end balances divided by 12

                                 EXHIBIT INDEX

Exhibits
- --------
No. 3(a)            Registrant's By-laws, as amended, are incorporated by
                    reference herein from the registrant's 1992 Annual Report on
                    Form 10-K wherein they appeared as Exhibit 3(a).

No. 3(b) Registrant's restated Articles of Incorporation, as amended are incorporated by reference herein from the registrant's
                    1990 Annual Report on Form 10-K wherein they appeared as
                    Exhibit 3(b).

No. 4(a) Rights Agreement dated as of March 21, 1986, between the registrant and Morgan Guaranty Trust Company of New York, as
                    Rights Agent, (as to which First Chicago Trust Company of
                    New York has succeeded as Rights Agent,) relating to the registrant's Preferred Stock Purchase Rights is incorporated by reference herein from the Company's 1990 Annual Report on Form 10-K wherein it appeared as Exhibit 4(a).

No. 4(b)            Registrant's Employee Stock Ownership Plan ("Share In
                    Success Plan") as amended is incorporated by reference herein from the registrant's 1992 Annual Report on Form 10-K wherein it appears as Exhibit 4(b).

No. 4(c) Indenture, dated as of March 15, 1988, between the registrant and Morgan Guaranty Trust Company of New York, as
                    Trustee, as to which The First National Bank of Chicago is successor trustee, is incorporated herein by reference from the registrant's Form 8-K dated February 1, 1991, wherein it appeared as Exhibit 4.1.

No. 4(d) Supplemental Indenture dated as of October 19, 1990, between the registrant and The First National Bank of Chicago, as Trustee, is incorporated herein by reference from the registrant's Form 8-K dated October 31, 1990, wherein it appeared as Exhibit 4.1.

No. 10(i)(a)        Copy of Agreement Concerning Asbestos-Related Claims dated
                    June 19, 1985, (the "Wellington Agreement") among the
                    registrant and other companies.

No. 10(i)(b)        Producer Agreement concerning Center for Claims Resolution dated September 23, 1988, among the registrant and other
                    companies as amended is incorporated herein by reference
                    from the registrant's 1992 Annual Report on Form 10-K
                    wherein it appeared as Exhibit 10(i)(b).

No. 10(iii)(a)      Registrant's Long-Term Stock Option Plan for Key Employees,
                    as amended, is incorporated by reference herein from the
                    Company's 1991 Annual Report on Form 10-K wherein it
                    appeared as Exhibit 10 (iii)(a).

No. 10(iii)(b)      Registrant's Deferred Compensation Plan for Nonemployee
                    Directors, as amended, is incorporated by reference herein from the Company's 1990 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(c).

No. 10(iii)(c)      Registrant's Directors' Retirement Income Plan, as amended is incorporated by reference herein from the registrant's
                    1992 Annual Report on Form 10-K wherein it appeared as
                    Exhibit 10(iii)(d).

No. 10(iii)(d)      Registrant's Management Achievement Plan for Key Executives,
                    as amended, is incorporated by reference herein from the
                    Company's 1991 Annual Report on Form 10-K wherein it
                    appeared as Exhibit 10(iii)e.

No. 10(iii)(e)      Registrant's Retirement Benefit Equity Plan (formerly known as the Excess Benefit Plan), as amended, is incorporated by reference herein from the registrant's 1992 Annual Report on
                    Form 10-K wherein it appeared as Exhibit 10(iii)(f).

No. 10(iii)(f)      Armstrong Deferred Compensation Plan, as amended, is
                    incorporated by reference herein from the Company's 1990
                    Annual Report on Form 10-K wherein it appeared as Exhibit
                    10(iii)(g).

No. 10(iii)(g)      Registrant's Employment Protection Plan for Salaried
                    Employees of Armstrong World Industries, Inc., as amended, is incorporated by reference herein from the Company's 1990
                    Annual Report on Form 10-K wherein it appeared as Exhibit
                    10(iii)(h).

No. 10(iii)(h)      Registrant's Restricted Stock Plan For Nonemployee Directors
                    is incorporated by reference herein from the Company's 1991
                    Proxy Statement wherein it appeared as Exhibit A.

No. 10(iii)(i)      Registrant's Severance Pay Plan for Salaried Employees is
                    incorporated by reference herein from the Company's 1990
                    Annual Report on Form 10-K wherein it appeared as Exhibit
                    10(iii)(j).

No. 10(iii)(j)      Copy of Thomasville Value Plan of Thomasville Furniture
                    Industries, Inc.

No. 10(iii)(k)      Copy of Thomasville Achievement Plan of Thomasville
                    Furniture Industries, Inc.

No. 11 A statement regarding computation of per share earnings on both primary and fully diluted bases is set forth in the Financial Statement Schedules on pages 25 and 26 of this Annual Report on Form 10-K.

No. 22              List of the registrant's domestic and foreign subsidiaries.

No. 24              Consent of Independent Auditors.

No. 25              Powers of Attorney and authorizing resolutions.

No. 28(ii)(a)       Copy of Annual Report on Form 11-K for the fiscal year ended
                    September 30, 1993 for the Retirement Savings Plan For
                    Salaried Employees of Armstrong World Industries, Inc. is
                    herewith filed with the Commission.

No. 28(ii)(b)       Copy of Annual Report on Form 11-K for the fiscal year ended
                    September 30, 1993 for the Retirement Savings Plan For
                    Hourly-Paid Employees of Armstrong World Industries, Inc. is
                    herewith filed with the Commission.

No. 28(ii)(c)       Copy of Annual Report on Form 11-K for the fiscal year ended
                    September 30, 1993 for the Retirement Savings Plan For
                    Hourly-Paid Employees of Thomasville Furniture, Inc. is
                    herewith filed with the Commission.

No. 28(ii)(d)       Copy of Annual Report on Form 11-K for the fiscal year ended
                    September 30, 1993 for the Armstrong World Industries, Inc.
                    Employee Stock Ownership Plan ("Share In Success Plan") is
                    herewith filed with the Commission.

No. 28(ii)(e)       Copy of Annual Report on American Olean Tile Company, Inc.
                    Savings Plan for Production & Maintenance Employees for the
                    fiscal year ended September 30, 1993, is herewith filed with the Commission.

No. 28(ii)(f)       Copy of Annual Report on American Olean Tile Company, Inc.
                    Savings Plan for Salaried Employees for the fiscal year
                    ended September 30, 1993, is herewith filed with the
                    Commission.