Form 10-Q
period 1994-03-31
ARMSTRONG WORLD INDUSTRIES INC
filed 1994-05-16
CIK 7431

                                  FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 1994
                               ------------------------------------------------

                                     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------------

Commission file number                          1-2116
                       --------------------------------------------------------



                      Armstrong World Industries, Inc.
- - -------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)



         Pennsylvania                                         23-0366390
- - -------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)



P. O. Box 3001, Lancaster, Pennsylvania                          17604
- - -------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code      (717)  397-0611
                                                   ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                                      Yes    X              No
                                          -------               --------



Number of shares of registrant's common stock outstanding as of April 30, 1994 - 37,481,307.

                                                                     (FORM 10-Q)

                         Part I - Financial Information
                         ------------------------------


Item 1.  Financial Statements
- - ------   --------------------

Operating results for the first quarter of 1994, compared with the corresponding period of 1993 included in this report, are unaudited.

In the opinion of the Company, all adjustments of a normal, recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Three months' results are not necessarily indicative of annual earnings.

               Armstrong World Industries, Inc., and Subsidiaries
                      Consolidated Statements of Earnings
                      -----------------------------------
                (amounts in millions except for per-share data)
                                   Unaudited

                                                  Three months ended
                                                       March 31
                                                 --------------------
                                                   1994       1993
                                                 ---------  ---------

NET SALES                                          $642.7     $611.9
Cost of goods sold                                  445.0      452.8
                                                   ------     ------
Gross profit                                        197.7      159.1
Selling & administrative expense                    130.9      129.5
                                                   ------     ------
Earnings before other income (expense)
  and income taxes                                   66.8       29.6

Interest expense                                     (7.5)     (10.0)
Other income (expense), net                           6.3       (2.0)
                                                   ------     ------

Earnings before income taxes (a)                     65.6       17.6
Income taxes                                         17.6        6.3
                                                   ------     ------
NET EARNINGS (b)                                   $ 48.0     $ 11.3
                                                   ======     ======

Net earnings per share of common stock:(b)(c)
  Primary                                          $ 1.17     $  .21
  Fully Diluted                                    $ 1.06     $  .21

Dividends paid per common share                    $  .30     $  .30

Average number of common shares outstanding:
  Primary                                            37.9       37.3
  Fully Diluted                                      43.4       43.2




See page 3 for explanation of references (a), (b) and (c). Also see accompanying footnotes to the financial statements beginning on page 8.

                                                                     (FORM 10-Q)


(a) Depreciation and amortization charged against earnings before income taxes amounted to $30.8 million in the three months ended March 31, 1994, and $32.7 million in the three months ended March 31, 1993.

(b) 1994 net earnings include $9.1 million, or $.21 per share on a fully diluted basis, of gains resulting from the resolution of tax audits and sale of the Company's majority interest in BEGA/US, Inc.

(c) Primary earnings per share for "net earnings" are determined by dividing the earnings, after deducting preferred dividends (net of tax benefit on unallocated shares), by the average number of common shares outstanding and shares issuable under stock options, if dilutive. Fully diluted earnings per share include the shares of common stock outstanding, as calculated above, and the adjustments to common shares and earnings required to portray the convertible preferred shares on an "if converted" basis unless the effect is antidilutive.

                                                                     (FORM 10-Q)

               Armstrong World Industries, Inc., and Subsidiaries
                          Consolidated Balance Sheets
                          ---------------------------
                             (amounts in millions)

                                              Unaudited
Assets                                      March 31, 1994   December 31, 1993
- - ------                                      ---------------  ------------------
Current assets:
  Cash and cash equivalents                       $   11.6            $    9.1
  Accounts receivable, less allowance                345.7               283.5
  Inventories:
    Finished goods                       $  178.8            $  176.8
    Work in process                          36.5                34.5
    Raw materials and supplies               70.1                74.9
                                         --------            --------
      Total inventories                              285.4               286.2
  Income tax benefits                                 34.2                36.8
  Other current assets                                15.1                24.8
                                                  --------            --------
    Total current assets                             692.0               640.4

Property, plant, and equipment           2,070.7             2,045.8
  Less accumulated depreciation
    and amortization                     1,035.6             1,006.7
                                        --------            --------
      Net property, plant, and equipment           1,035.1             1,039.1
Insurance for asbestos-related
 liabilities (a)                                     226.4                  --
Other noncurrent assets                              272.0               249.8
                                                  --------            --------

Total assets                                      $2,225.5            $1,929.3
                                                  ========            ========

Liabilities and Shareholders' Equity
- - ------------------------------------------
Current liabilities:
  Short-term debt                                 $  106.1            $  105.4
  Current installments of long-term debt                .8                 5.8
  Accounts payable and accrued expenses              303.7               293.3
  Income taxes                                        43.9                31.8
                                                  --------            --------
      Total current liabilities                      454.5               436.3

Long-term debt                                       256.9               256.8
ESOP loan guarantee                                  253.9               253.9
Postretirement and postemployment benefits           285.4               283.7
Asbestos-related liabilities (a)                     226.4                  --
Other long-term liabilities                          108.2                99.6
Deferred income taxes                                 19.7                18.8
Minority interest in subsidiaries                      7.1                10.7
                                                  --------            --------
      Total noncurrent liabilities                 1,157.6               923.5

Shareholders' equity:
  Convertible preferred stock at
    redemption value                     $  262.9            $  263.9
  Common stock                               51.9                51.9
  Capital in excess of par value             35.3                29.7
  Reduction for ESOP loan guarantee        (240.7)             (241.8)
  Retained earnings                         964.5               927.7
  Foreign currency translation (b)           (1.8)               (3.4)
  Treasury stock                           (458.7)             (458.5)
                                         --------            --------
Total shareholders' equity                           613.4               569.5
                                                  --------            --------

Total liabilities and shareholders' equity        $2,225.5            $1,929.3
                                                  ========            ========

See next page for explanation of references (a) and (b).
Also see accompanying footnotes to the financial statements beginning on page 8.

                                                                     (FORM 10-Q)


(a) The asbestos-related liability in the amount of $226.4 million represents the estimated liability and defense cost to resolve approximately 72,000 personal injury claims pending against the Company as of the end of the first quarter 1994. The insurance asset in the amount of $226.4 million reflects the Company's belief in the availability of insurance in an amount covering the liability. See footnote No. 2 beginning on page 8 for additional details.

(b) Foreign currency translation, reported as a separate component of shareholders' equity, is detailed as follows:

                                                   1994
                                                   ----
                                                (millions)
     Beginning balance December 31, 1993           $(3.4)

     Three months translation adjustments and
      hedging of foreign investments                 1.6
                                                   -----

     Ending balance March 31, 1994                 $(1.8)
                                                   =====

                                                                   (FORM 10-Q)

               Armstrong World Industries, Inc., and Subsidiaries
                     Consolidated Statements of Cash Flows
                     -------------------------------------
                             (amounts in millions)
                                   Unaudited

                                                         Three Months Ended
                                                              March 31
                                                           1994     1993
                                                          ------   ------
Cash flows from operating activities:
  Net earnings                                            $ 48.0   $ 11.3
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
    Depreciation and amortization                           30.8     32.7
    Deferred income taxes                                    1.7       .9
    Restructuring activities                                (6.5)   (15.6)

    Changes in operating assets and liabilities net of
      effect of restructuring:
      (Increase) in receivables                            (63.6)   (38.0)
      (Increase) decrease in inventories                    (1.3)     7.9
      Decrease in other current assets                       7.3     19.0
      (Increase) in other noncurrent assets                (16.6)    (3.7)
      Increase in accounts payable and
        accrued expenses                                    32.9      1.2
      Increase in other long-term liabilities                7.0      4.1
      Other, net                                           (11.3)    (8.1)
                                                          ------   ------

Net cash provided by operating activities                   28.4     11.7
                                                          ------   ------

Cash flows from investing activities:
  Purchases of property, plant, and equipment              (23.5)   (20.7)
  Proceeds from sale of business and assets                 10.2      8.0
                                                          ------   ------

Net cash used for investing activities                     (13.3)   (12.7)
                                                          ------   ------

Cash flows from financing activities:
  Increase (decrease) in short-term debt                     (.2)     3.9
  Reduction of long-term debt                               (5.0)      --
  Cash dividends paid                                      (11.2)   (11.1)
  Other, net                                                 3.9     (1.6)
                                                          ------   ------

Net cash used for financing activities                     (12.5)    (8.8)
Effect of exchange rate changes on cash and cash
  equivalents                                                (.1)      .2
                                                          ------   ------

Net increase (decrease) in cash and cash equivalents      $  2.5   $ (9.6)
                                                          ======   ======
Cash and cash equivalents at beginning of period          $  9.1   $ 15.2
                                                          ======   ======
Cash and cash equivalents at end of period                $ 11.6   $  5.6
                                                          ======   ======

- - -----------------------------------------------------------------------------
Supplemental Cash Flow Information:

Interest paid                                          $  4.3    $  3.2
Income taxes paid                                      $  4.0    $  2.8

- - -----------------------------------------------------------------------------
See accompanying footnotes to the financial statements beginning on page 8.

                                                                     (FORM 10-Q)


               Armstrong World Industries, Inc., and Subsidiaries

                        Industry Segment Financial Data
                        -------------------------------

                             (amounts in millions)

                                   Unaudited




                            Three months ended March 31
                            ---------------------------
                                1994           1993
                                ----           ----

Net trade sales:
- - ---------------
  Floor coverings                  $287.4        $271.0
  Building products                 151.5         144.9
  Furniture                         128.7         115.3
  Industry products                  75.1          80.7
                                   ------        ------

  Total net sales                  $642.7        $611.9
                                   ======        ======

Operating profit:
- - ----------------
  Floor coverings                  $ 37.7        $ 20.6
  Building products(a)               26.5           6.9
  Furniture                           9.7           6.1
  Industry products                  12.7          13.0
                                   ------        ------

  Total operating profit           $ 86.6        $ 46.6


General corporate expense           (21.0)        (29.0)
                                   ------        ------

Net earnings before income taxes   $ 65.6        $ 17.6
                                   ======        ======


(a) 1994 operating profit includes $5.9 million before-tax gain from sale of the Company's majority interest in BEGA/US, Inc.

                                                                     (FORM 10-Q)

Note 1.  The accompanying consolidated financial statements have been reviewed
- - ------
by the Company's independent public accountants, KPMG Peat Marwick, in accordance with the established professional standards and procedures for such limited review.

Note 2.
- - ------

The Company is named as one of many defendants in pending lawsuits and claims involving, as of March 31, 1994, approximately 71,500 individuals alleging personal injury from exposure to asbestos or asbestos-containing products. (In late 1993, the Company revised its claims handling procedures to provide for individual claim information to be supplied by the Center for Claims Resolution referred to below. It is expected that the changed process will provide more current tracking of outstanding claims. The reconciliation between the two systems continues. Claim numbers in this note have been received from the Center.) Nearly all the personal injury suits and claims allege general and punitive damages arising from alleged exposures, during a period of years, commencing during World War II onward into the 1970s, to asbestos-containing insulation products used, manufactured or sold by the companies involved in the asbestos-related litigation. Claims against the Company generally involve allegations of negligence, strict liability, breach of warranty and conspiracy with other defendants in connection with alleged exposure generally to asbestos-containing insulation products; the Company discontinued the sale of all such products in 1969. The first asbestos-related lawsuit was filed against the Company in 1970, and such lawsuits and claims continue to be filed against the Company. The claims generally allege that injury may be determined many years (up to 40 years) after alleged exposure to asbestos or asbestos-containing products. Nearly all suits include a number of defendants (including both members of the Center and other companies), and well over 100 different companies are reportedly involved as defendants in the litigation. A significant number of suits in which the Company does not believe it should be involved have been filed by persons engaged in vehicle tire production, aspects of the construction industry and the steel industry. The Company believes that a large number of the plaintiffs filing suit are unimpaired individuals. Although a large number of suits and claims have either been put on inactive lists, settled, dismissed or otherwise resolved, and the Company is generally involved in all stages of claims resolution and litigation, including trials and appeals, and while the number of pending cases reflects a decrease during the past year, neither the rate of future dispositions nor the number of future potential unasserted claims can be reasonably predicted at this time.

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

                                                                     (FORM 10-Q)

transferred, although the issue of punitive damages is retained by the Eastern District Court.

A settlement class action which includes essentially all future asbestos-related personal injury claims against members of the Center for Claims Resolution was filed in Philadelphia, in the Federal District Court for the Eastern District of Pennsylvania on January 15, 1993. The proposed settlement class action was negotiated by the Center and two leading plaintiffs' law firms. The settlement class action is designed to establish a non-litigation system for the resolution of essentially all future asbestos-related personal injury claims against the Center members including this Company. Other defendant companies which are not Center members may be able to join the class action later. The class action proposes a voluntary settlement that offers a method for prompt compensation to claimants who were occupationally exposed to asbestos if they are impaired by such exposure. Claimants must meet certain exposure and medical criteria to receive compensation which is derived from historical settlement data. Under limited circumstances and in limited numbers, qualifying claimants may choose to litigate certain claims in court or through alternative dispute resolution, rather than accept an offered settlement amount, after their claims are processed within the system. No punitive damages will be paid under the proposed settlement. The settlement is designed to minimize transactional costs, including attorneys fees, and to relieve the courts of the burden of handling future asbestos-related personal injury claims. Each member of the Center has an obligation for its own fixed share in this proposed settlement. The settlement by its terms applies to claimants who had not, as of January 15, 1993, the date the settlement class action was filed, filed suit against the Company or other members of the Center for Claims Resolution for asbestos-related personal injury, and who did not opt out of the class. A ruling by the Court, however, will establish the date after which any claims filed are subject to the settlement class action. The settlement class action does not include claims brought by individuals who opted out of the class, claims deemed otherwise not covered by the class action settlement, or claims for asbestos-related property damage. Agreed upon annual case flow caps and agreed upon compensation ranges for each compensable medical category including amounts paid even more promptly under the simplified payment procedures, have been established for an initial period of ten years. Case flow caps may be increased during the second five-year period depending upon case flow during the first five-year period. The case flow figures and annual compensation levels are subject to renegotiation after the initial ten-year period. The Court has preliminarily approved the settlement, and notification has been provided to potential class members who were offered the opportunity to opt out by January 24, 1994. The Center had reserved the right to withdraw from the program if an excessive number of individuals opted out. The Center has determined that there is not an excessive number of opt-outs and will proceed with the settlement class action. The opt-outs are not asbestos-related claims as such but reservations of rights to possibly bring court actions in the future. The opt-outs are currently the subject of a motion before the Court which questions the validity of most of the opt-outs and seeks a second notice process again to determine whether or not they wish to remain in the class action. Therefore, the total number of effective opt-outs cannot be determined at this time. The Court has concluded the final fairness hearing which began on February 22, 1994, and final oral arguments are scheduled on the fairness of the class action on May 23, 1994. The settlement will become final only after it has been approved by the Federal District
Court and the federal appellate courts. The Center members have stated their intention to resolve over a five-year period the asbestos-related personal injury claims pending prior to the date the settlement class action was filed.
A significant number of these pending claims have been settled with a number of plaintiffs' counsel and a number of these claims are currently the subject of settlement negotiations, in both instances, based upon historical averages.

                                                                     (FORM 10-Q)

The Company is seeking agreement from its involved insurance carriers or a binding judgement against them that the settlement class action will not jeopardize existing insurance coverage, and the settlement is contingent upon such an agreement or judgement. With respect to carriers that do not agree, this matter will be resolved either by alternative dispute resolution procedures, in the case of carriers that subscribed to the Wellington Agreement referred to below, or by litigation, in the case of carriers that did not subscribe to the Wellington Agreement.

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

The Company's insurance carriers providing coverage for asbestos-related claims are as follows: Reliance Insurance, Aetna Casualty & Surety Company and
Liberty Mutual Insurance Companies are primary insurers that have subscribed to the Wellington Agreement. Travelers Insurance Company is a primary insurer that entered into a settlement agreement which complements Wellington. The excess insurers which subscribed to Wellington are Aetna Insurance Company, Fireman's Fund Insurance Company, Insurance Company of North America, Lloyds of London and various London market companies, Fidelity and Casualty Insurance Company, First State Insurance Company and U.S. Fire Insurance Company. Home Insurance Company and Travelers Insurance Company are excess insurers which entered into settlement agreements for coverage of personal injury claims which complement Wellington, and Great American is an excess insurer which also entered into a settlement agreement with the Company. The Company also entered into a settlement agreement with American Home Assurance Company and National Union Fire Insurance Company

                                                                        (FORM-Q)

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

The Wellington Agreement also provided for the establishment of the Facility to evaluate, settle, pay and defend all pending and future asbestos-related personal injury claims against those companies which subscribed to the Agreement. The insurance coverage designated by the Company for coverage in the Facility consists of all relevant insurance policies issued to the Company from 1942 through 1976. Liability payments and allocated expenses with respect to each claim filed against Wellington Agreement subscribers who were defendants in the underlying asbestos-related personal injury litigation were allocated on a formula percentage basis to each such defendant, including the Company. The Facility, which has dissolved, over time was negatively impacted by concerns raised by certain subscribers relating to their share of liability payments and allocated expenses and by certain insurer concerns with respect to defense costs and Facility operating expenses. As a result of seven subscribing companies giving notice that they wished to withdraw their cases from the Facility, a majority of the insurers and the company subscribing

                                                                     (FORM 10-Q)

members agreed to dissolve the ongoing operation of the Facility as of
October 3, 1988, and the Facility has now been fully dissolved.   Except for
eliminating the future availability of an insurer-paid special defense fund benefit linked to the existence of the Facility, a benefit not deemed material to the Company, the dissolution of the Facility essentially did not affect the Company's overall Wellington Agreement insurance settlement, which stood on its own separate from the Facility. The relinquishment of the insurer-paid special defense fund benefit was a condition of insurer support for the creation of the Center and its expected benefits.

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

A large share member earlier withdrew from the Center. Accordingly, the allocated shares of liability payments and defense costs of the Center were recalculated with the remaining members' shares being increased. Under the class action settlement resolution, if a member withdraws from the Center or the settlement, the shares of those remaining members would not be increased. It is expected that the Center members will reach an agreement with the insurers relating to the continuing operation of the Center and that the insurers will fund the Center's operating expenses for its sixth year of operation. With the filing of the settlement class action, the Center will continue to process pending claims and will handle the program for processing future claims if the settlement class action is approved by the courts.

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

                                                                     (FORM 10-Q)

cases and address future claims.

The Company is also one of many defendants in a total of 60 pending lawsuits and claims, including class actions, as of March 31, 1994, brought by public and private entities, including public school districts and public and private building owners. These lawsuits and claims include allegations of damage to buildings caused by asbestos-containing products and generally claim compensatory and punitive damages and equitable relief, including reimbursement of expenditures, for removal and replacement of such products. They appear to be aimed at friable (easily crumbled) asbestos-containing products, although allegations in some suits encompass all asbestos-containing products, including allegations with respect to asbestos-containing resilient floor covering materials. Class actions have been certified involving four distinct classes of building owners: public and private schools; Michigan state public and private schools; colleges and universities, and private property owners who leased facilities to the federal government. Subject to fairness hearings, resolution has been reached with the class representatives for the national public and private schools class action as well as with the class representatives for the private property owners who leased facilities to the federal government. The Company vigorously denies the validity of the allegations against it contained in these suits and claims. Increasing defense costs, paid by the Company's insurance carriers either under reservation or settlement arrangement, will be incurred. As a consequence of the California insurance litigation discussed elsewhere in this note, the Company believes that it is probable that costs of the property damage litigation that are being paid by the Company's insurance carriers under reservation of rights will not be subject to recoupment. These suits and claims were not handled by the former Facility nor are they being handled by the Center.

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

                                                                     (FORM 10-Q)

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

                                                                     (FORM 10-Q)

ACandS, Inc., a former subsidiary of the Company, which for certain insurance periods has coverage rights under some insurance policies, and has accessed such coverage on the same basis as the Company, was a subscriber to the Wellington Agreement, but was not a subscriber to the Center. ACandS, Inc. had filed a lawsuit against the Company to partition certain insurance policies and for an accounting. It sought to have a certain amount of insurance from the joint policies reserved solely for its use in the payment of defense and indemnity costs for asbestos-related claims. The two companies negotiated a settlement of their dispute and signed a settlement agreement.

Based upon the Company's experience with this litigation and its disputes with insurance carriers, a reserve was recorded in June 1983 to cover estimated potential liability and settlement costs and legal and administrative costs not covered under the Interim Agreement, cost of litigation against the Company's insurance carriers and other factors involved in the litigation which are referred to herein about which uncertainties exist. As a result of the Wellington Agreement, the reserve was earlier reduced for that portion associated with pending personal injury suits and claims. As a result of the March 31, 1989, settlement referenced above, the Company received
$11.0 million, of which approximately $4.4 million was credited to income with nearly all of the balance being recorded as an increase to its reserve for potential liabilities and other costs and uncertainties associated with the asbestos-related litigation. Future costs of litigation against the Company's insurance carriers and other legal costs indirectly related to the litigation will be expensed outside the reserve.

The Company does not know how many claims will be filed against it in the future, nor the details thereof or of pending suits not fully reviewed, nor the expense and any liability that may ultimately result therefrom, nor does the Company know whether the settlement class action will ultimately succeed, the number of individuals who ultimately will be deemed to have opted out or who could file claims outside the settlement class action, nor the annual claims flow caps to be negotiated after the initial ten-year period for the settlement class action or the then compensation levels to be negotiated for such claims or the success the Company may have in addressing the Midland Insurance Company insolvency with its other insurers or the scope of its non-products coverage ultimately deemed available.

Beginning with the first quarter 1994, the Company's balance sheet reflects a $226.4 million liability--"Asbestos-Related Liabilities" and a $226.4 million asset--"Insurance for Asbestos-Related Liabilities." This accounting presentation change is required by the Securities and Exchange Commission's Staff Accounting Bulletin No. 92 which states that liabilities and assets related to contingencies should now be evaluated and recorded separately pursuant to Financial Accounting Standards Board Interpretation No. 39 unless a contractual "right of setoff" exists. In the past, the Company had set off such amounts for financial reporting.

In accordance with the foregoing accounting presentation change and subject to the uncertainties and limitations referred to in this note and based upon its experience and other factors also referred to in this note, the Company believes that the estimated $226.4 million in liability and defense costs recorded on the balance sheet will be incurred to resolve an estimated 72,000 asbestos-related personal injury claims pending against the Company as of March 31, 1994. A significant number of these claims represent personal injury claims filed after January 15, 1993, the date the settlement class action was filed in the Federal District Court; some of these claims may be subject to the terms of the settlement class action and, therefore, the 72,000 pending claims may be overstated. A ruling from the Court establishing the

                                                                     (FORM 10-Q)

date after which any asbestos-related personal injury claims filed against the Company or other members of the Center for Claims Resolution are subject to the settlement class action is expected sometime after the final hearing regarding the fairness of the settlement class action on May 23, 1994. In addition to the currently estimated pending claims, any claims filed by individuals deemed to have opted out of the settlement class action, and any claims otherwise determined not subject to the settlement class action, will be resolved outside the settlement class action. The Company does not know how many such claims ultimately may be filed.

An insurance asset in the amount of $226.4 million recorded on the balance sheet reflects the Company's belief in the availability of insurance in this amount to cover the liability in like amount referred to above. Such insurance has either been agreed upon or is probable of recovery through negotiation, alternative dispute resolution or litigation. The Company also notes that, based on maximum mathematical projections covering a ten-year period from 1994 to 2004, its estimated cost in the settlement class action reflects a reasonably possible additional liability of $245 million. A portion of such additional liability may not be covered by the Company's ultimately applicable insurance recovery. However, the Company believes that any after-tax impact on the difference between the aggregate of the estimated liability for pending cases and the estimated cost for the ten-year maximum mathematical projection, and the probable insurance recovery, would not be material either to the financial condition of the Company or to its liquidity, although it could be material to earnings if it is determined in a future period to be appropriate to record a reserve for this difference. The period in which such a reserve may be recorded and the amount of any reserve that may be appropriate cannot be determined at this time. Subject to the uncertainties and limitations referred to elsewhere in this note and based upon its experience and other factors referred to above, the Company believes it is probable that substantially all of the expenses and any liability payments associated with the asbestos-related property damage claims will be paid under an existing interim agreement, by insurance coverage settlement agreements and through additional coverage reasonably anticipated from the outcome of the insurance litigation.

Even though uncertainties still remain as to the potential number of unasserted claims, liability resulting therefrom, and the ultimate scope of its insurance coverage, after consideration of the factors involved, including the Wellington Agreement, the referenced settlements with other insurance carriers, the results of the trial phase and the intermediate appellate stage of the California insurance coverage litigation, the remaining reserve, the establishment of the Center, the proposed settlement class action, and its experience, the Company believes the asbestos-related lawsuits and claims against the Company would not be material either to the financial condition of the Company or to its liquidity, although as stated above, the net effect of any future liabilities recorded in excess of insurance assets could be material to earnings in such future period.

                      _____________________________


In 1984, suit was filed against the Company in the U. S. District Court for the District of New Jersey (the "Court") by The Industry Network System, Inc.
(TINS), a producer of video magazines in cassette form, and Elliot Fineman, a consultant (Fineman and The Industry Network System, Inc. v. Armstrong World
            ----------------------------------------------------------------
Industries, Inc., C.A. No. 84-3837 JWB).  At trial, TINS claimed, among other
- - --------------------------------------
things, that the Company had improperly interfered with a tentative contract which TINS had with an independent distributor of the Company's flooring products and further claimed that the Company used its alleged monopoly power

                                                                     (FORM 10-Q)

in resilient floor coverings to obtain a monopoly in the video magazine market for floor covering retailers in violation of federal antitrust laws. The Company denied all allegations and continues to do so. On April 19, 1991, after a three-month trial, the jury rendered a verdict in the case, which as entered by the court in its order of judgment, awarded the plaintiffs the alternative, after all post-trial motions and appeals were completed, of either their total tort claim damages (including punitive damages), certain pre-judgment interest, and post-judgment interest or their trebled antitrust claim damages, post-judgment interest and attorneys fees. The higher amount awarded to the plaintiffs as a result of these actions totaled $224 million in tort claim damages and pre-judgment interest, including $200 million in punitive damages.

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


The Court of Appeals affirmed the trial judge's order granting Armstrong a new trial on all claims of plaintiffs remaining after the appeal; affirmed the trial judge's order granting judgment in favor of Armstrong on the alleged actual monopolization claim; affirmed the trial judge's order granting judgment in favor of Armstrong on the alleged attempt to monopolize claim; did not disturb the District Court's order dismissing the alleged conspiracy to monopolize claim; affirmed the trial judge's order dismissing all of Fineman's personal claims, both tort and antitrust; and affirmed the trial judge's ruling that plaintiffs could not recover the aggregate amount of all damages awarded by the jury and instead must elect damages awarded on one legal theory. However, the Third Circuit, contrary to Armstrong's arguments: reversed the trial judge's judgment for Armstrong on TINS' claim for an alleged violation of Section 1 of the Sherman Act; reversed the trial judge's judgment in favor of Armstrong on TINS' claim for tortious interference; reversed the trial judge's judgment in favor of Armstrong on TINS' claim for punitive damages; and reversed the trial judge's ruling that had dismissed TINS' alleged breach of contract claim.

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

The Court of Appeals granted the Company's motion to stay return of the case to the District Court pending the Company's Petition for Certiorari to the Supreme Court appealing certain antitrust rulings of the Court of Appeals. The

                                                                     (FORM 10-Q)

Company was informed on February 22, 1993, that the Supreme Court denied its Petition. The case has been remanded by the Third Circuit Court of Appeals in Philadelphia to the U. S. District Court in Newark, New Jersey, and a new trial commenced on April 26, 1994. It is not fully known what damage claims TINS will allege upon retrial of the case. But during the first trial, claims for actual damages of at least $17.5 million were asserted by plaintiffs' expert and even greater amounts were asserted by Mr. Fineman. TINS now claims damages between $17 million and $56 million. Under the antitrust laws, proven damages are trebled. In addition, plaintiff would likely ask for punitive damages, companion to its request for tort damages. Other damages which would likely be sought include reimbursement of attorneys' fees and interest, including prejudgment interest.

The Company denies all of TINS' claims and accordingly is vigorously defending the matter. In the event that a jury finds against the Company, such jury verdict could entail unknown amounts which, if sustained, could have a material adverse effect on its earnings and financial position.

                    _____________________________

Thomasville Furniture Industries, Inc. and seven other parties have been identified by the U. S. Environmental Protection Agency ("USEPA") as Potentially Responsible Parties ("PRPs") to fund the cost of remediating environmental conditions at the Buckingham County (Virginia) Landfill, a former waste disposal site which has been listed as a federal Superfund site. After review of investigative studies to determine the nature and extent of contamination and identify various remediation alternatives, USEPA issued its Proposed Remedial Action Plan in May 1993 proposing a $21 million clean-up cost. In November 1993, however, USEPA issued a revised plan which recommended a reduced $3.5 million alternative, subject to additional costs depending on test results. The PRPs believe that other clean-up alternatives are appropriate and discussions with USEPA and Virginia State officials continue.

Spent finishing materials from Thomasville's Virginia furniture plants at Appomattox and Brookneal allegedly comprise a significant portion of the waste presently believed to have been taken to the site by a now defunct disposal firm in the late 1970s. Accordingly, Thomasville could be called upon to fund a significant portion of the eventual remedial costs. Because the clean-up alternative currently proposed by USEPA is being challenged, and neither a final remedy nor an appropriate cost allocation has been determined, the total cost to Thomasville cannot be ascertained at this time.

Item 2.  Management's Discussion and Analysis of Financial Condition and
- - -------  ---------------------------------------------------------------
         Results of Operations
         ---------------------

Financial Condition
- - -------------------

Cash provided by operating activities was supplemented by cash proceeds from the sale of assets and the Company's majority investment in BEGA/US, Inc., a lighting fixture subsidiary, and cash proceeds from the exercise of stock options. The total cash generated was more than sufficient to cover working capital requirements, payment of dividends and investment in plant, property and equipment. The excess cash was used to reduce debt and increase cash and cash equivalents.

During the first quarter of 1994, interest rate swaps totaling $40.0 million matured or were terminated prior to maturity with a small gain. As of March 31, 1994, the Company had no exposure for interest rate or currency

                                                                     (FORM 10-Q)

swaps.


Working capital was $237.5 million as of March 31, 1994, $33.4 million higher than the $204.1 million recorded at year-end 1993. Accounts receivable increased $62.2 million because of higher sales levels, primarily during the latter part of March. A reduction in current installments of long-term debt and increased cash levels, totaling $7.5 million, also raised working capital. Partially offsetting the working capital increase were higher levels of accounts payable, accrued expenses, and income taxes payable totaling $22.5 million and reductions in other current assets and lower inventory values totaling $13.1 million.

The ratio of current assets to current liabilities was 1.52 to 1 as of March 31, 1994, compared with 1.47 to 1 as of December 31, 1993. The ratio of total debt to total capital was 50.2 percent as of March 31, 1994, compared with
52.2 percent as of December 31, 1993.

The Company is involved in significant asbestos-related litigation which is described more fully in Item 1, Note 2, to the financial statements on pages 8 through 16 and which should be read in connection with this discussion and analysis.

Beginning with the first quarter 1994, the Company's balance sheet reflects a $226.4 million liability--"Asbestos-Related Liabilities" and a $226.4 million asset--"Insurance for Asbestos-Related Liabilities." This accounting presentation change is required by the Securities and Exchange Commission's Staff Accounting Bulletin No. 92 which states that liabilities and assets related to contingencies should now be evaluated and recorded separately pursuant to Financial Accounting Standards Board Interpretation No. 39 unless a contractual "right of setoff" exists. In the past, the Company had set off such amounts for financial reporting.

In accordance with the foregoing accounting presentation change and subject to the uncertainties and limitations referred to in Item 1, Note 2, and based upon its experience and other factors also referred to in Item 1, Note 2, the Company believes that the estimated $226.4 million in liability and defense costs recorded on the balance sheet will be incurred to resolve an estimated 72,000 asbestos-related personal injury claims pending against the Company as of March 31, 1994. A significant number of these claims represent personal injury claims filed after January 15, 1993, the date the settlement class action was filed in the Federal District Court; some of these claims may be subject to the terms of the settlement class action and, therefore, the 72,000 pending claims may be overstated. A ruling from the Court establishing the date after which any asbestos-related personal injury claims filed against the Company or other members of the Center for Claims Resolution are subject to the settlement class action is expected sometime after the final hearing regarding the fairness of the settlement class action on May 23, 1994. In addition to the currently estimated pending claims, any claims filed by individuals deemed to have opted out of the settlement class action, and any claims otherwise determined not subject to the settlement class action, will be resolved outside the settlement class action. The Company does not know how many such claims ultimately may be filed.

An insurance asset in the amount of $226.4 million recorded on the balance sheet reflects the Company's belief in the availability of insurance in this amount to cover the liability in like amount referred to above. Such insurance has either been agreed upon or is probable of recovery through negotiation, alternative dispute resolution or litigation. The Company also notes that, based on maximum mathematical projections covering a ten-year

                                                                     (FORM 10-Q)

period from 1994 to 2004, its estimated cost in the settlement class action reflects a reasonably possible additional liability of $245 million. A portion of such additional liability may not be covered by the Company's ultimately applicable insurance recovery. However, the Company believes that any after-tax impact on the difference between the aggregate of the estimated liability for pending cases and the estimated cost for the ten-year maximum mathematical projection, and the probable insurance recovery, would not be material either to the financial condition of the Company or to its liquidity, although it could be material to earnings if it is determined in a future period to be appropriate to record a reserve for this difference. The period in which such a reserve may be recorded and the amount of any reserve that may be appropriate cannot be determined at this time. Subject to the uncertainties and limitations referred to elsewhere in Item 1, Note 2, and based upon its experience and other factors referred to in the Note, the Company believes it is probable that substantially all of the expenses and any liability payments associated with the asbestos-related property damage claims will be paid under an existing interim agreement, by insurance coverage settlement agreements and through additional coverage reasonably anticipated from the outcome of the insurance litigation.

Even though uncertainties still remain as to the potential number of unasserted claims, liability resulting therefrom, and the ultimate scope of its insurance coverage, after consideration of the factors involved, including the Wellington Agreement, the referenced settlements with other insurance carriers, the results of the trial phase and the intermediate appellate stage of the California insurance coverage litigation, the remaining reserve, the establishment of the Center, the proposed settlement class action, and its experience, the Company believes the asbestos-related lawsuits and claims against the Company would not be material either to the financial condition of the Company or to its liquidity, although as stated above the net effect of any future liabilities recorded in excess of insurance assets could be material to earnings in such future period.

Reference is made to the case of Fineman and The Industry Network System, Inc.
                                 ---------------------------------------------
v. Armstrong World Industries, Inc. C.A. No. 84-3837 JWB and the environmental
- - -----------------------------------
issues as discussed in Note 2 on pages 16-18 to the financial statements included under Item 1 above.

Management continues to evaluate short-term and long-term financing alternatives. Armstrong currently has unused short-term lines of credit of approximately $245 million from eight banks. In addition, the Company's foreign subsidiaries have approximately $146 million of unused short-term lines of credit available from banks. Additionally, the Company has available for issuance up to $250 million of debt securities under an effective shelf registration statement. Should a need develop for additional financing, it is management's opinion that the Company has sufficient financial strength to warrant the required support from lending institutions and financial markets.

Consolidated Results
- - --------------------

Market conditions in the first quarter improved in the United States and Canada but remained sluggish in Europe. The Company's U.S. residential businesses continued to record growth, while the nonresidential businesses experienced sales increases reflecting a turnaround from prior periods. Net sales for the first quarter of 1994 established a new first-quarter sales record of $642.7 million and represented an increase of 5.0 percent over first-quarter 1993 sales of $611.9 million.

Net earnings of $48.0 million were more than four times the $11.3 million

                                                                     (FORM 10-Q)

recorded in the comparable period of 1993. Net earnings per share of common stock were $1.17 on a primary basis and $1.06 on a fully diluted basis, compared with 21 cents on both a primary and fully diluted basis recorded for the first quarter of 1993.

First-quarter 1994 results showed the positive effects of the Company's two major restructuring programs undertaken in the last two years. Cost of goods sold for the quarter was 69.2 percent of sales, significantly below the
74.0 percent recorded in first-quarter 1993 and lower than fourth-quarter 1993's
70.8 percent. The cost profile continued to be favorably impacted by lower manufacturing costs and higher productivity levels. Leverage from the higher sales also helped lower the cost of goods sold percentage. During the first quarter of 1994, the Company's costs were somewhat negatively impacted by the adverse weather conditions that occurred in the United States. In addition, Armstrong increased its pricing in certain segments, but continued pressure existed on European pricing.

First-quarter 1994 results included a $5.9 million before-tax gain from the sale of the Company's majority interest in BEGA/US, Inc., a California lighting fixture subsidiary. First-quarter 1994 results also included a $.4 million loss related to foreign currency transactions as compared with a $2.6 million loss for the comparable period of 1993.

The Company's interest expense for the first quarter of 1994 was $2.5 million, or 25 percent, lower than that of first-quarter 1993. The higher net earnings recorded in the past four quarters allowed the Company to significantly lower its short-term debt, resulting in the lower interest expenses.

In the first quarter of 1994, the Company's effective tax rate was 26.8 percent, significantly lower than the 35.5 percent recorded in the comparable period of 1993. This rate decline was primarily due to the Company reaching an agreement with the Internal Revenue Service concerning its 1988 through 1990 tax years which resulted in the reversal of tax expense previously accrued.

Industry Segment Results
- - ------------------------

Sales and operating profits increased in three of the four industry segments-- floor coverings, which includes resilient flooring and ceramic tile; building products; and furniture--only industry products recorded lower year-to-year sales and operating profits.

The floor covering segment, which includes worldwide resilient flooring and all ceramic tile, recorded a sales increase of 6 percent and operating profits were nearly 83 percent higher than those of first-quarter 1993. Sales increases were noted throughout all areas of the world but were more significant in the United States. This segment continued to reflect strength in its residential business, but sales improvements were also noted in the commercial businesses of both resilient flooring and ceramic tile. Sales prices were higher in North America but continued under pressure in the European markets. The restructuring activities of the past two years continued to provide lower costs and improved profits for the segment. The ceramic tile portion of this segment is returning to profitability faster than anticipated.

In the worldwide building products segment, sales increased 4.5 percent while operating profits improved significantly--up 282 percent. These results included the gain on the sale of BEGA/US, Inc., of $5.9 million. The North American portion of the building products segment experienced a substantial

                                                                     (FORM 10-Q)

improvement in the results of its nonresidential business. This segment's cost structure was lowered significantly as a result of the restructuring activities of the past two years. The most notable cost structure reduction occurred in the European business. Profit margins for the building products segment returned to their highest level since 1990.

The furniture segment recorded sales increases of 11.6 percent while operating profits increased 60 percent. The improvement in sales was driven by strong performance in the Thomasville wood and upholstery divisions. The primary factor for the profit improvement was the sales increase, but lower manufacturing costs also aided the profitability.

Industry products sales declined nearly 7 percent while operating profits declined slightly more than 2 percent. About one-half of the sales decline was a result of the translation of foreign currency sales to U.S. dollars at lower exchange rates. This segment is comprised primarily of these businesses: insulation, textile mill supplies, and gasket products. The continued softness in most European economies and strong competition resulted in lower sales and operating profits for the insulation business. Even though profit margins were higher, the lower cost structure was not enough to offset the effects of lower sales levels. The textile business returned to profitability despite lower sales, mainly because of restructuring activities taken over the past two years. The gasket products business recorded its highest quarterly sales and operating profits ever.

                                                                     (FORM 10-Q)

                        Independent Accountant's Report
                        -------------------------------


The Board of Directors
Armstrong World Industries, Inc.:

We have reviewed the condensed consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries as of March 31, 1994, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is an expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries as of December 31, 1993, and the related consolidated statements of earnings and cash flows for the year then ended (not presented herein); and our report dated February 14, 1994, on those consolidated financial statements contains an explanatory paragraph that states the Company is involved in antitrust litigation, the outcome of which cannot presently be determined. Accordingly, no provision for any liability that may result has been made in those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG PEAT MARWICK



Philadelphia, Pennsylvania
May 10, 1994

                                                                     (FORM 10-Q)

                          Part II - Other Information
                          ---------------------------


Item 1.  Legal Proceedings
- - ------   -----------------

Information required by this item is presented in Note 2 of the notes to the Company's consolidated financial statements included in Part I, Item 1 hereof, and is incorporated herein by reference.



Item 5.  Other Information
- - ------   -----------------

The Company held its annual meeting of shareholders on April 25, 1994. The vote on each matter presented to shareholders was as follows:

   1.  Election of Directors:

                                             For           Withheld
       J. Phillip Samper                  36,695,796        77,934
       Van C. Campbell                    36,786,740        17,304
       Ursula F. Fairbairn                36,796,393        10,869

     2.   Shareholder Proposal for Confidential Voting

       For              Against     Abstain          Broker Non-votes

     15,419,021       18,384,391      478,184            2,662,296

          The Shareholder Proposal for Confidential Voting was not approved because it failed to receive the requisite majority of the votes present in person or by proxy at the meeting.



Item 6.  Exhibits and Reports on Form 8-K
- - ------   --------------------------------

       (a) The following exhibits are filed as a part of the Quarterly Report on Form 10-Q:

       No. 11 Statement re Computation for Earnings Per Share

       No. 15  Letter re Unaudited Interim Financial Information

       (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Armstrong World Industries, Inc.



                                  By   /s/ L. A. Pulkrabek
                                     -----------------------------------
                                     L. A. Pulkrabek, Senior
                                     Vice President, Secretary and
                                     General Counsel



                                  By   /s/ Bruce A. Leech, Jr.
                                     ------------------------------------
                                     Bruce A. Leech, Jr., Controller
                                     (Principal Accounting Officer)
Date:  May 12, 1994

                                                                     (FORM 10-Q)



                                 Exhibit Index
                                 -------------

Exhibit No.
- - -----------

No. 11  Statement re Computation for Earnings Per Share

No. 15  Letter re Unaudited Interim Financial Information