Form 10-Q
period 1994-06-30
ARMSTRONG WORLD INDUSTRIES INC
filed 1994-08-12
CIK 7431

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

(MARK ONE)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1994
                               -----------------------------------------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

Commission file number                         1-2116
                       -------------------------------------------------------



                       Armstrong World Industries, Inc.
 -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



         Pennsylvania                                      23-0366390
 -----------------------------------------------------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)



   P. O. Box 3001, Lancaster, Pennsylvania                         17604
 -----------------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code     (717) 397-0611
                                                   --------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                                     Yes    X             No
                                         -------              -------



Number of shares of registrant's common stock outstanding as of July 29, 1994 - 37,526,370

                        Part I - Financial Information
                        ------------------------------

Item 1.  Financial Statements
- - ------   --------------------

Operating results for the second quarter of 1994 and first six months of 1994, compared with the corresponding periods of 1993 included in this report, are unaudited.

In the opinion of the Company, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Three months' and six months' results are not necessarily indicative of annual earnings.

              Armstrong World Industries, Inc., and Subsidiaries
                      Consolidated Statements of Earnings
                      -----------------------------------
                (amounts in millions except for per-share data)
                                   Unaudited

                                     Three months ended      Six months ended
                                          June 30                June 30
                                      -----------------     -------------------
                                       1994       1993        1994       1993
                                      ------     ------     --------   --------

NET SALES                             $689.3     $629.0     $1,332.0   $1,240.9
Cost of goods sold                     463.4      445.1        908.4      897.9
                                      ------     ------     --------   --------
Gross profit                           225.9      183.9        423.6      343.0
Selling & administrative expense       134.5      127.3        265.4      256.8
                                      ------     ------     --------   --------
Earnings before other income
  (expense) and income taxes            91.4       56.6        158.2       86.2

  Interest expense                      (8.0)      (9.8)       (15.5)     (19.8)
  Other income (expense), net           (1.7)       1.0          4.6       (1.0)
                                      ------     ------     --------   --------

Earnings before income taxes (a)        81.7       47.8        147.3       65.4
Income taxes                            28.4       15.9         46.0       22.2
                                      ------     ------     --------   --------
NET EARNINGS (b)                      $ 53.3     $ 31.9     $  101.3   $   43.2
                                      ======     ======     ========   ========

Net earnings per share of common
  stock: (b)(c)
    Primary                           $ 1.31     $  .76     $   2.49   $    .97
    Fully Diluted                     $ 1.18     $  .68     $   2.23   $    .89

Dividends paid per common share       $  .32     $  .30     $    .62   $    .60

Average number of common shares
  outstanding:
    Primary                             37.9       37.2         37.8       37.2
    Fully Diluted                       43.4       43.2         43.3       43.2


See page 3 for explanation of references (a), (b) and (c). Also see accompanying footnotes to the financial statements beginning on page 8.

(a) Depreciation and amortization charged against earnings before income taxes amounted to $32.7 million and $63.5 million in the three months and six months ended June 30, 1994, respectively, and $32.2 million and $64.9 million in the three months and six months ended June 30, 1993, respectively.

(b) For the first quarter 1994 and the six months ended June 30, 1994, net earnings include $9.1 million, or $.21 per share on a fully diluted basis, of gains resulting from the resolution of tax audits and sale of the Company's majority interest in BEGA/US, Inc.

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


              Armstrong World Industries, Inc., and Subsidiaries
                          Consolidated Balance Sheets
                          ---------------------------
                             (amounts in millions)
                                   Unaudited
      Assets                                 June 30, 1994     December 31, 1993
      ------                              ------------------  -------------------

Current assets:
  Cash and cash equivalents                         $   16.2             $    9.1
  Accounts receivable, less allowance                  345.9                283.5
  Inventories:
    Finished goods                        $  181.6             $  176.8
    Work in process                           37.5                 34.5
    Raw materials and supplies                74.5                 74.9
                                          --------             --------
      Total inventories                                293.6                286.2
  Income tax benefits                                   34.3                 36.8
  Other current assets                                   5.0                 24.8
                                                    --------             --------
      Total current assets                             695.0                640.4

Property, plant, and equipment             2,120.8              2,045.8
  Less accumulated depreciation
    and amortization                       1,071.1              1,006.7
                                          --------             --------
      Net property, plant, and equipment             1,049.7              1,039.1

Insurance for asbestos-related
  liabilities(a)                                       231.0                   --
Other noncurrent assets                                281.3                249.8
                                                    --------             --------

      Total assets                                  $2,257.0             $1,929.3
                                                    ========             ========

    Liabilities and Shareholders' Equity
    ------------------------------------

Current liabilities:
  Short-term debt                                   $   90.6             $  105.4
  Current installments of long-term debt                  .6                  5.8
  Accounts payable and accrued expenses                287.1                293.3
  Income taxes                                          45.3                 31.8
                                                    --------             --------
      Total current liabilities                        423.6                436.3

Long-term debt                                         257.0                256.8
ESOP loan guarantee                                    250.0                253.9
Postretirement and postemployment benefits             287.2                283.7
Asbestos-related liabilities (a)                       231.0                   --
Other long-term liabilities                            117.7                 99.6
Deferred income taxes                                   22.6                 18.8
Minority interest in subsidiaries                        7.6                 10.7
                                                    --------             --------
      Total noncurrent liabilities                   1,173.1                923.5

Shareholders' equity:
  Convertible preferred stock at
    redemption value                      $  262.9             $  263.9
  Common stock                                51.9                 51.9
  Capital in excess of par value              37.7                 29.7
  Reduction for ESOP loan guarantee         (237.9)              (241.8)
  Retained earnings                          998.7                927.7
  Foreign currency translation (b)             5.5                 (3.4)
  Treasury stock                            (458.5)              (458.5)
                                          --------             --------
      Total shareholders' equity                       660.3                569.5
                                                    --------             --------

      Total liabilities and shareholders'
        equity                                      $2,257.0             $1,929.3
                                                    ========             ========

See page 5 for explanation of references (a) and (b)
Also see accompanying footnotes to the financial statements beginning on page 8.

(a) The asbestos-related liability in the amount of $231.0 million represents the estimated liability and defense cost to resolve approximately 77,000 personal injury claims pending against the Company as of the end of the second quarter 1994. The insurance asset in the amount of $231.0 million reflects the Company's belief in the availability of insurance in an amount covering the liability. See footnote No. 2 beginning on page 8 for additional details.

(b) Foreign currency translation, reported as a separate component of shareholders' equity, is detailed as follows:

                                                     1994
                                                     ----
                                                  (millions)

     Beginning balance December 31, 1993             $(3.4)

     Six months' translation adjustments and
      hedging of foreign investments                   9.2

     Allocated income taxes                            (.3)
                                                     -----

     Ending balance June 30, 1994                    $ 5.5
                                                     =====

              Armstrong World Industries, Inc., and Subsidiaries
                     Consolidated Statements of Cash Flows
                     -------------------------------------
                             (amounts in millions)
                                   Unaudited

                                                           Six Months Ended
                                                               June 30
                                                            1994      1993
                                                          --------  --------
Cash flows from operating activities:
  Net earnings                                             $101.3    $ 43.2
  Adjustments to reconcile net earnings to net cash
      provided by operating activities:
    Depreciation and amortization                            63.5      64.9
    Deferred income taxes                                     4.8       3.9
    Restructing activities                                  (12.2)    (22.5)

    Changes in operating assets and liabilities net of
      effect of restructuring:
      (Increase) in receivables                             (59.3)    (37.3)
      (Increase) decrease in inventories                     (7.0)      8.7
      Decrease in other current assets                       14.7      21.9
      (Increase) in other noncurrent assets                 (37.3)    (10.1)
      Increase (decrease) in accounts payable,
        accrued expenses, and income taxes payable           20.2       (.2)
      Increase in other long-term liabilities                24.1       6.3
      Other, net                                             (6.6)     (5.2)
                                                           ------    ------

Net cash provided by operating activities                   106.2      73.6
                                                           ------    ------

Cash flows from investing activities:
  Purchases of property, plant, and equipment               (60.5)    (47.4)
  Proceeds from sale of business and assets                  10.1       8.2
                                                           ------    ------

Net cash used for investing activities                      (50.4)    (39.2)
                                                           ------    ------

Cash flows from financing activities:
 (Decrease) in short-term debt                              (16.6)     (2.3)
 Issuance of long-term debt                                    .6        --
 Reduction of long-term debt                                 (5.2)      (.2)
 Cash dividends paid                                        (32.7)    (31.9)
  Other, net                                                  4.7      (3.8)
                                                           ------    ------

Net cash used for financing activities                      (49.2)    (38.2)

Effect of exchange rate changes on cash and cash
  equivalents                                                  .5       (.5)
                                                           ------    ------

Net increase (decrease) in cash and cash equivalents        $ 7.1     $(4.3)
                                                           ======    ======
Cash and cash equivalents at beginning of period            $ 9.1     $15.2
                                                           ======    ======
Cash and cash equivalents at end of period                  $16.2     $10.9
                                                           ======    ======

- - ---------------------------------------------------------------------------
Supplemental Cash Flow Information:
Interest paid                                               $14.6     $18.1
Income taxes paid                                           $25.1     $ 5.3
- - ---------------------------------------------------------------------------

See accompanying footnotes to the financial statements beginning on page 8.

              Armstrong World Industries, Inc., and Subsidiaries

                        Industry Segment Financial Data
                        -------------------------------


                             (amounts in millions)

                                   Unaudited


                                 Three months      Six Months
                                ended June 30     ended June 30
                                --------------  ------------------
                                 1994    1993     1994      1993
                                ------  ------  --------  --------

Net trade sales:
- - ----------------
  Floor coverings               $338.3  $303.4  $  625.7  $  574.4
  Building products              154.2   144.2     305.7     289.1
  Furniture                      123.5   108.0     252.2     223.3
  Industry products               73.3    73.4     148.4     154.1
                                ------  ------  --------  --------

  Total net sales               $689.3  $629.0  $1,332.0  $1,240.9
                                ======  ======  ========  ========

Operating profit:
- - -----------------
  Floor coverings               $ 64.5  $ 43.6  $  102.2  $   64.2
  Building products(a)            23.9    10.1      50.4      17.0
  Furniture                        8.1     4.9      17.8      11.0
  Industry products                9.7    10.5      22.4      23.5
                                ------  ------  --------  --------

  Total operating profit        $106.2  $ 69.1  $  192.8  $  115.7

General corporate expense        (24.5)  (21.3)    (45.5)    (50.3)
                                ------  ------  --------  --------

Earnings before income taxes    $ 81.7  $ 47.8  $  147.3  $   65.4
                                ======  ======  ========  ========

(a) For the first quarter and the six months ended June 30, 1994, operating profit includes $5.9 million before-tax gain from the sale of the Company's majority interest in BEGA/US, Inc.

Note 1.  The accompanying consolidated financial statements have been
- - ------
reviewed by the Company's independent public accountants, KPMG Peat Marwick, in accordance with the established professional standards and procedures for such limited review.

Note 2.  The Company is named as one of many defendants in pending lawsuits and
- - ------
claims involving, as of June 30, 1994, approximately 77,000 individuals alleging personal injury from exposure to asbestos or asbestos-containing products. (In late 1993, the Company revised its claims handling procedures to provide for individual claim information to be supplied by the Center for Claims Resolution referred to below. It is expected that the changed process will provide more current tracking of outstanding claims. The reconciliation between the two systems continues. Claim numbers in this note have been received from the Center and its consultants.) Nearly all the personal injury suits and claims allege general and punitive damages arising from alleged exposures, during a period of years, commencing during World War II onward into the 1970s, to asbestos-containing insulation products used, manufactured or sold by the companies involved in the asbestos-related litigation. Claims against the Company generally involve allegations of negligence, strict liability, breach of warranty and conspiracy with other defendants in connection with alleged exposure generally to asbestos-containing insulation products; the Company discontinued the sale of all such products in 1969. The first asbestos-related lawsuit was filed against the Company in 1970, and such lawsuits and claims continue to be filed against the Company. The claims generally allege that injury may be determined many years (up to 40 years) after alleged exposure to asbestos or asbestos-containing products. Nearly all suits include a number of defendants (including both members of the Center and other companies), and well over 100 different companies are reportedly involved as defendants in the litigation. A significant number of suits in which the Company does not believe it should be involved have been filed by persons engaged in vehicle tire production, aspects of the construction industry, and the steel industry. The Company believes that a large number of the plaintiffs filing suit are unimpaired individuals. Although a large number of suits and claims have either been put on inactive lists, settled, dismissed or otherwise resolved, and the Company is generally involved in all stages of claims resolution and litigation, including trials and appeals, and while the number of pending cases reflects a decrease during the past year, neither the rate of future dispositions nor the number of future potential unasserted claims can be reasonably predicted at this time.

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

A settlement class action which includes essentially all future asbestos-related personal injury claims against members of the Center for Claims Resolution was filed in Philadelphia, in the Federal District Court for the Eastern District of Pennsylvania, on January 15, 1993. The proposed settlement class action was negotiated by the Center and two leading plaintiffs' law firms. The settlement class action is designed to establish a non-litigation system for the resolution of essentially all future asbestos-related personal injury claims against the Center members including this Company. Other defendant companies which are not Center members may be able to join the class action later. The class action proposes a voluntary settlement that offers a method for prompt compensation to claimants who were occupationally exposed to asbestos if they are impaired by such exposure. Claimants must meet certain exposure and medical criteria to receive compensation which is derived from historical settlement data. Under limited circumstances and in limited numbers, qualifying claimants may choose to litigate certain claims in court or through alternative dispute resolution, rather than accept an offered settlement amount, after their claims are processed within the system. No punitive damages will be paid under the proposed settlement. The settlement is designed to minimize transactional costs, including attorneys fees, and to relieve the courts of the burden of handling future asbestos-related personal injury claims. Each member of the Center has an obligation for its own fixed share in this proposed settlement.
It is believed that claimants who neither filed a lawsuit against the Company or other members of the Center for Claims Resolution for asbestos-related personal injury nor filed exclusion request forms to opt out of the settlement class action by January 24, 1994, may be subject to the terms of the class action. A ruling by the Court, however, will establish the date after which any non-opt-out claims filed are subject to the settlement class action. In addition to the foregoing, the settlement class action does not include claims deemed otherwise not covered by the class action settlement, or claims for asbestos-related property damage. Agreed upon annual case flow caps and agreed upon compensation ranges for each compensable medical category including amounts paid even more promptly under the simplified payment procedures, have been established for an initial period of ten years. Case flow caps may be increased during the second five-year period depending upon case flow during the first five-year period.
The case flow figures and annual compensation levels are subject to renegotiation after the initial ten-year period. The Court has preliminarily approved the settlement, and notification has been provided to potential class members who were offered the opportunity to opt out by January 24, 1994. The Center had reserved the right to withdraw from the program if an excessive number of individuals opted out. The Center determined that there was not an excessive number of opt outs and decided to proceed with the settlement class action. The opt outs are not asbestos-related claims as such but reservations of rights to possibly bring court actions in the future. The opt outs are currently the subject of a motion before the Court which questions the validity of most of the opt outs and seeks a second notice process again to determine whether or not they wish to remain in the class action. Therefore, the total number of effective opt outs cannot be determined at this time. The Court concluded the final fairness hearing which began on February 22, 1994, and final oral arguments were heard on the fairness of the class action on May 23, 1994. The settlement will become final only after it has been approved by the Federal District Court and the federal appellate courts. The Center members have stated their intention to resolve over a five-year period the asbestos-related personal injury claims pending prior to the date the settlement class action was filed.
A significant number of these pending claims have been settled with a number of plaintiffs' counsel and a number of these claims are currently the subject of settlement negotiations, in both instances, based upon historical averages.

The Company is seeking agreement from its involved insurance carriers or a binding judgment against them that the settlement class action will not jeopardize existing insurance coverage, and the settlement is contingent upon such an agreement or judgment. With respect to carriers that do not agree, this matter will be resolved either by alternative dispute resolution procedures, in the case of carriers that subscribed to the Wellington Agreement referred to below, or by litigation, in the case of carriers that did not subscribe to the Wellington Agreement.

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

The Company's insurance carriers providing coverage for asbestos-related claims are as follows: Reliance Insurance, Aetna Casualty and Surety Company and Liberty Mutual Insurance Companies are primary insurers that have subscribed to the Wellington Agreement. Travelers Insurance Company is a primary insurer that entered into a settlement agreement which complements Wellington. The excess insurers which subscribed to Wellington are Aetna Insurance Company, Fireman's Fund Insurance Company, Insurance Company of North America, Lloyds of London and various London market companies, Fidelity and Casualty Insurance Company, First State Insurance Company and U.S. Fire Insurance Company. Home Insurance Company and Travelers Insurance Company are excess insurers which entered into settlement agreements for coverage of personal injury claims which complement Wellington, and Great American is an excess insurer which also entered into a settlement agreement with the Company. The Company also entered into a settlement agreement with American Home Assurance Company and National Union Fire Insurance Company (known as the AIG Companies) which complements the Wellington Agreement. Other excess insurers against whom the Company has received a favorable trial and appellate court decision in the California insurance litigation described below are: Central National Insurance Company, Interstate Insurance Company, Puritan Insurance Company, CNA Insurance Company and Commercial Union Insurance Company. Midland Insurance Company, an excess carrier, which insured the Company with $25 million of bodily injury products coverage, became insolvent during the trial. The Company is pursuing claims with the state guaranty associations on account of the Midland insolvency and is currently exploring how the Midland Insurance Company insolvency gaps can be otherwise addressed by payments from the Company's other insurance carriers. Certain companies in the London block of coverage and certain carriers providing coverage at the excess level for property damage claims only have also become insolvent. In addition to the aforementioned insurance carriers, certain insurance carriers which were not included in the Company's California insurance litigation described later herein also provide insurance for asbestos-related property damage claims.

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

A new asbestos-related personal injury claims handling organization known as the Center for Claims Resolution (the "Center") was created in October 1988 by Armstrong and 20 other companies, all of which were former members of the Facility. Insurance carriers are not members of the Center, although certain of the insurance carriers for those members that joined the Center signed an agreement to provide approximately 70% of the financial support for the Center's operational costs during its first year of existence; they also are represented ex officio on the Center's governing board. The Center adopted many of the conceptual features of the Facility, and the members' insurers generally provide coverage under the Wellington Agreement terms. The Center has operated under a revised concept of allocated shares of liability payments and defense costs for its members based primarily on historical experience and has defended the members' interests and addressed the claims in a manner consistent with the prompt, fair resolution of meritorious claims. In late 1991, the Center sharing formula was revised to provide that members will pay only on claims in which the member is a named defendant. This change has caused a slight increase in the Company's share, but has enhanced the Company's case management focus. Future claim payments by the Center pursuant to the proposed settlement class action will require each member to pay its own fixed share of every claim.

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

Consistent with the Center's objective of prompt resolution of meritorious claims, and to establish the Center's credibility after the cessation of the Facility and for other strategic reasons, a planned increase in claims resolution by the Center was implemented during the first two years. This increased the rate of utilization of Company insurance for claims resolution, offset in part by savings in defense costs. During the first three years, the rate of claims resolution had about trebled from the prior two years of experience. An increase in the utilization of the Company's insurance also has occured as a result of the class action settlement due to the commitment to attempt to resolve pending claims within five years. Aside from the commitments under the class action settlement, no forecast can be made for future years regarding either the rate of claims, the rate of pending and future claims resolution by the Center, or the rate of utilization of Company insurance. If the settlement class action is finally approved, projections of the rate of disposition of future cases may be made and the rate of insurance usage will be accelerated as an effort is made to resolve both outstanding cases and to address future claims.

The Company is also one of many defendants in a total of 56 pending lawsuits and claims, including class actions, as of June 30, 1994, brought by public and private entities, including public school districts and public and private building owners. These lawsuits and claims include allegations of damage to buildings caused by asbestos-containing products and generally claim compensatory and punitive damages and equitable relief, including reimbursement of expenditures, for removal and replacement of such products. They appear to be aimed at friable (easily crumbled) asbestos-containing products, although allegations in some suits encompass all asbestos-containing products, including allegations with respect to asbestos-containing resilient floor covering materials. Class actions have been certified involving four distinct classes of building owners: public and private schools; Michigan state public and private schools; colleges and universities, and private property owners who leased facilities to the federal government. Subject to fairness hearings, resolution has been reached with the class representatives for the national public and private schools class action as well as with the class representatives for the private property owners who leased facilities to the federal government. The Company vigorously denies the validity of the allegations against it contained in these suits and claims. Increasing defense costs, paid by the Company's insurance carriers either under reservation or settlement arrangement, will be incurred. As a consequence of the California insurance litigation discussed elsewhere in this note, the Company believes that it is probable that costs of the property damage litigation that are being paid by the Company's insurance carriers under reservation of rights will not be subject to recoupment. These suits and claims were not handled by the former Facility nor are they being handled by the Center.

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

The Company concluded in early 1989 the trial phase of a coordinated lawsuit in a California state court to resolve a dispute concerning certain of its insurance carriers' obligations with respect to insurance coverage for alleged personal injury and property damage asbestos-related lawsuits and claims. The trial court issued favorable final decisions in important phases of the trial relating to coverage for personal injury and property damage lawsuits and claims. The Company earlier dismissed from the asbestos-related personal injury coverage portion of the litigation those insurance carriers which had subscribed to the Wellington Agreement, and the excess carriers which entered into settlement agreements with the Company which complement Wellington also have been dismissed.

As indicated above, the California trial court issued final decisions in various phases in the insurance lawsuit. One decision concluded that the trigger of insurance coverage for asbestos-related personal injury claims was continuous from exposure through death or filing of a claim. The court also found that a triggered insurance policy should respond with full indemnification up to exhaustion of the policy limits. The court concluded that any defense obligation ceases upon exhaustion of policy limits. Although not as comprehensive, another important decision in the trial established a favorable defense and indemnity coverage result for asbestos-related property damage claims; the final decision holds that, in the event the Company is held liable for an underlying property damage claim, the Company would have coverage under policies in effect during the period of installation and during any subsequent period in which a release of fibers occurred. Appeals were filed from the trial court's final decision by those carriers still in the litigation and the California Court of Appeal has substantially upheld the trial court's final decisions. The insurance carriers have petitioned the California Supreme Court to hear the various asbestos-related personal injury and property damage coverage issues. The California Supreme Court has accepted review pending its review of related issues in another California case. Based upon the trial court's favorable final decisions in important phases of the trial relating to coverage for asbestos-related personal injury and property damage lawsuits and claims, including the favorable decision by the California Court of Appeal, and a review of the coverage issues by its trial counsel, the Company believes that it has a substantial legal basis for sustaining its right to defense and indemnification. After concluding the last phase of the trial against one of its primary carriers, which is also an excess carrier, the Company and the carrier reached a settlement agreement on March 31, 1989. Under the terms of the settlement agreement, coverage is provided for asbestos-related bodily injury and property damage claims generally consistent with the interim rulings of the California trial court and complements the coverage framework established by the Wellington Agreement. The parties also agreed that a certain minimum and maximum percentage of indemnity and allocated expenses incurred with respect to asbestos-related personal injury claims would be deemed allocable to non-products claims coverage and that the percentage amount would be negotiated between the Company and the insurance carrier. These negotiations continue.

The Company also settled both asbestos-related personal injury and property damage coverage issues with a small excess carrier and in 1991 settled those same issues with a larger excess carrier. In these settlements, the Company and the insurers agreed to abide by the final judgment of the trial court in the California insurance litigation with respect to coverage for asbestos-related claims.

Non-products insurance coverage is available under the Wellington Agreement

(and the previously-referenced settlement agreement with one primary carrier) for non-products claims. Certain excess policies also provide non-products coverage. Non-products claims include claims that may have arisen out of exposure during installation of asbestos materials or before control of such materials has been relinquished. Negotiations have been undertaken with the Company's primary insurance carriers and are currently underway with several of them to categorize the percentage of previously resolved and yet to be resolved asbestos-related personal injury claims as non-products claims and to establish the entitlement to such coverage. The additional coverage potentially available to pay claims categorized as non-products, at both the primary and excess levels, is substantial, and at the primary level, includes defense costs in addition to limits. No agreement has been reached with the primary carriers on the amount of non-products coverage attributable to claims that have been disposed of or the type of claims that should be covered by non-products insurance. One of the primary carriers alleges that it is no longer bound by the Wellington Agreement and one primary carrier seemingly takes the view that the Company verbally waived certain rights regarding non-products coverage against that carrier at the time the Wellington Agreement was signed. All the carriers presumably raise other reasons why they should not pay their coverage obligations. The Company is entitled to pursue alternative dispute resolution proceedings against the primary and certain excess carriers to resolve the non-products coverage issues.

ACandS, Inc., a former subsidiary of the Company, which for certain insurance periods has coverage rights under some of the Company's insurance policies, and has accessed such coverage on the same basis as the Company, was a subscriber to the Wellington Agreement, but is not a subscriber to the Center. ACandS, Inc. had filed a lawsuit against the Company to partition certain insurance policies and for an accounting. It sought to have a certain amount of insurance from the joint policies reserved solely for its own use in the payment of defense and indemnity costs for asbestos-related claims. The two companies negotiated a settlement of their dispute and signed a settlement agreement.

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

Beginning with the first quarter 1994, the Company's balance sheet reflects a liability--"Asbestos-Related Liabilities" and an asset--"Insurance for Asbestos-Related Liabilities." This accounting presentation change is required by the Securities and Exchange Commission's Staff Accounting Bulletin No. 92 which states that liabilities and assets related to contingencies should now be evaluated and recorded separately pursuant to Financial Accounting Standards Board Interpretation No. 39 unless a contractual "right of setoff" exists. Prior to the first quarter 1994, the Company had set off such amounts for financial reporting.

In accordance with the foregoing accounting presentation and subject to the uncertainties and limitations referred to in this note and based upon its experience and other factors also referred to in this note, the Company believes that the estimated $231 million in liability and defense costs recorded on the balance sheet will be incurred to resolve an estimated 77,000 asbestos-related personal injury claims pending against the Company as of June 30, 1994. These claims include claims that were filed for the period from January 1, 1994, to January 24, 1994, and which previously were treated as potentially included within the settlement class action, and claims filed by claimants who have been identified as having filed exclusion request forms to opt out of the settlement class action. A ruling from the Court establishing the date after which any asbestos-related personal injury claims filed by non-opt-out claimants against the Company or other members of the Center for Claims Resolution are subject to the settlement class action is expected sometime in the near future. In addition to the currently estimated pending claims and any claims filed by individuals deemed to have opted out of the settlement class action, any claims otherwise determined not to be subject to the settlement class action, will be resolved outside the settlement class action. The Company does not know how many such claims ultimately may be filed by claimants deemed to have opted out of the class action or by claimants otherwise determined not to be subject to the settlement class action.

An insurance asset in the amount of $231 million recorded on the balance sheet reflects the Company's belief in the availability of insurance in this amount to cover the liability in like amount referred to above. Such insurance has either been agreed upon or is probable of recovery through negotiation, alternative dispute resolution or litigation. The Company also notes that, based on maximum mathematical projections covering a ten-year period from 1994 to 2004, its estimated cost in the settlement class action reflects a reasonably possible additional liability of $245 million. A portion of such additional liability may not be covered by the Company's ultimately applicable insurance recovery. However, the Company believes that any after-tax impact on the difference between the aggregate of the estimated liability for pending cases and the estimated cost for the ten-year maximum mathematical projection, and the probable insurance recovery, would not be material either to the financial condition of the Company or to its liquidity, although it could be material to earnings if it is determined in a future period to be appropriate to record a reserve for this difference. The period in which such a reserve may be recorded and the amount of any reserve that may be appropriate cannot be determined at this time. Subject to the uncertainties and limitations referred to elsewhere in this note and based upon its experience and other factors referred to above, the Company believes it is probable that substantially all of the expenses and any liability payments associated with the asbestos-related property damage claims will be paid under an existing interim agreement, by insurance coverage settlement agreements and through additional coverage reasonably anticipated from the outcome of the insurance litigation.

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

The Court of Appeals granted the Company's motion to stay return of the case to the District Court pending the Company's Petition for Certiorari to the Supreme Court appealing certain antitrust rulings of the Court of Appeals. The Company was informed on February 22, 1993, that the Supreme Court denied its Petition. After the case was remanded by the Third Circuit Court of Appeals in Philadelphia to the U.S. District Court in Newark, New Jersey, a new trial commenced on April 26, 1994, and is currently in progress. The jury is currently expected to begin its deliberations August 17-19. TINS is claiming damages in the form of lost profits; its two expert witnesses have testified to lost profits ranging from approximately $19 million to approximately $56 million. Under the antitrust laws, proven damages are trebled. In addition, plaintiff is claiming punitive damages in conjunction with its request for tort damages. Other damages which are being sought include reimbursement of attorneys' fees and interest, including prejudgment interest.

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



Item 2.  Management's Discussion and Analysis of Financial Condition and
- - -------  ---------------------------------------------------------------
       Results of Operations
       ---------------------

Financial Condition
- - -------------------

The total cash generated during the second quarter and first half of 1994 was more than sufficient to cover working capital requirements, payment of dividends and investment in plant, property and equipment. The excess cash was used to reduce debt and increase cash and cash equivalents. Cash provided by operating activities was supplemented by cash proceeds from the sale of assets and the Company's majority investment in Bega/US, Inc., a lighting fixture subsidiary, and cash proceeds from the exercise of stock options.

During the first quarter of 1994, interest rate swaps totaling $40.0 million matured or were terminated prior to maturity with a small gain. As of June 30, 1994, the Company had no exposure for interest rate swaps or currency swaps.

Working capital was $271.4 million as of June 30, $33.9 million higher than the $237.5 million recorded at the end of the first quarter of 1994, and $67.3 million higher than the $204.1 million recorded at year-end 1993. Accounts receivable increased $62.4 million for the first half with $62.2 of the increase in the first quarter. The principal reason for the increase was the higher level of sales. Inventories increased modestly reflecting the return to targeted service level positions for resilient flooring. The lower short-term debt and current installments of long-term debt, a modest reduction in accounts payable and accrued expenses, and higher levels of cash also increased working capital. Partially offsetting the working capital increase were higher levels of income taxes payable and reductions in other current assets.

The ratio of current assets to current liabilities was 1.64 to 1 as of June 30, 1994, and 1.52 to 1 as of March 31, 1994, compared with 1.47 to 1 as of December 31, 1993. The ratio of total debt to total capital was 47.5 percent as of June 30, 1994, compared with 50.2 percent as of March 31, 1994, and 52.2 percent as of December 31, 1993.

The Company is involved in significant asbestos-related litigation which is described more fully in Item 1, Note 2, to the financial statements on pages 8 through 15 and which should be read in connection with this discussion and analysis.

Beginning with the first quarter 1994, the Company's balance sheet reflected a new liability--"Asbestos-related liabilities" and a new asset--"Insurance for asbestos-related liabilities." This accounting presentation change is required by the Securities and Exchange Commission's Staff Accounting Bulletin No. 92 which states that liabilities and assets related to contingencies should now be evaluated and recorded separately pursuant to Financial Accounting Standards Board Interpretation No. 39 unless a contractual "right of setoff" exists. In the past, the company had set off such amounts for financial reporting. The asbestos-related liability in the amount of $231.0 million represents the estimated liability and defense cost to resolve approximately 77,000 personal injury claims pending against the company as of the end of the second quarter. The insurance asset in the amount of $231.0 million reflects the Company's belief in the availability of insurance in an amount covering the liability. Such insurance has either been agreed upon or is probable of recovery through negotiation, alternative dispute resolution or litigation. In addition, the Company notes that, based on maximum mathematical projections covering the next 10 years, its estimated cost in a proposed future claimants class action settlement reflects a reasonably possible additional liability of $245 million. A portion of such additional liability may not be covered by the Company's ultimate applicable insurance recovery, which includes both substantial amounts of non-products insurance, as well as products insurance. However, the company believes that any after-tax impact of the difference between the aggregate of the liability for pending cases and the liability for the referenced maximum mathematical projection during the next 10 years, and the probable insurance recovery, would not be material either to the financial condition of the Company or to its liquidity, although it could be material to earnings in the period recorded.

Reference is made to the case of Fineman and The Industry Network System, Inc.
                                 ---------------------------------------------
v. Armstrong World Industries, Inc. C.A. No. 84-3837 JWB, and the environmental
- - -----------------------------------
issues as discussed in Note 2 on pages 16 and 17 to the financial statements included under Item 1 above.

Management continues to evaluate short-term and long-term financing alternatives. Armstrong currently has unused short-term lines of credit of approximately $245 million from 8 banks. The Company's foreign subsidiaries have approximately $158 million of unused short-term lines of credit available from banks. Additionally, the Company has available for issuance up to $250 million of debt securities under an effective shelf registration statement. Should a need develop for additional financing, it is management's opinion that the Company has sufficient financial strength to warrant the required support from lending institutions and financial markets.

Consolidated Results
- - --------------------

Second-quarter 1994 net sales of $689.3 million established a new record for any quarter in the Company's history, an increase of almost 10 percent over second-quarter 1993 sales of $629.0 million. Market conditions in the second quarter continued to improve in the United States and Canada while Europe began to show some small improvement. Strong U.S. activity in the residential end-use markets and even stronger demand from the nonresidential end-use markets for both new construction and remodeling projects were the major factors contributing to the higher sales.

Second-quarter 1994 net earnings were $53.3 million compared with $31.9 million for the same period in 1993, a 67 percent increase. The second quarter results were highlighted by the strong performance of the floor coverings segment. Net earnings per share of common stock for the second quarter were $1.31 on a
primary basis and $1.18 on a fully diluted basis.   Comparative 1993 earnings
per share were 76 cents on a primary basis and 68 cents on a fully diluted basis. The Company's cost profile continues to be favorably affected by lower manufacturing costs and higher productivity levels. Also, price increases in most U.S. business segments contributed to the improved 1994 earnings performance. Quarterly results for both years were affected by hedges on foreign currency transactions--a $.8 million loss in 1994 compared with a $1.3 million gain in 1993.

The Company's effective tax rate for the second quarter of 1994 was 34.8 percent, slightly higher than the 33.3 percent recorded in the comparable period of 1993. The tax rate increase was caused by the higher federal statutory tax rate and a higher overall tax rate on foreign source income.

For the first half of 1994, record sales of $1.33 billion were recorded, a 7 percent increase over the $1.24 billion reported for 1993. Net earnings were $101.3 million in the first half of 1994 compared with $43.2 million for the same period of 1993, an increase of $58.1 million, or 134 percent in net earnings. Net earnings per share of common stock for the first half of 1994 were $2.49 on a primary basis and $2.23 on a fully diluted basis compared with 97 cents and 89 cents, respectively, in 1993. Excluding the gains from the sale of woodlands in 1990, the 1994 first half and second quarter net earnings were the highest on record.

Cost of goods sold, when expressed as a percent of sales, during the second quarter and first six months of 1994 were 67.2 percent and 68.2 percent, respectively. These percentages were 70.8 percent and 72.4 percent, respectively, in the comparable periods of 1993. The 1994 earnings improvement reflects some higher sales prices, a lower cost structure primarily resulting from the positive effects of the Company's two major restructuring programs undertaken in the past two years, and the resulting leverage from the higher level of sales activity.

First six months 1994 results included a $5.9 million before-tax gain from the sale of the Company's majority interest in Bega/US, Inc., a California lighting fixture subsidiary. The Company's interest expense for the first six months of 1994 was lower than the comparable period of 1993 by $4.3 million, or 22 percent. The higher net earnings recorded for all periods since the second quarter of 1993 allowed the Company to significantly lower its short-term debt, resulting in lower interest expense for 1994.

The Company's effective tax rate for the first half of 1994 was 31.2 percent, a decline from the 33.9 percent recorded for the similar period in 1993. This rate decline was primarily due to the Company reaching an agreement with the Internal Revenue Service concerning its 1988 through 1990 tax years which resulted in the reversal, during the first quarter of 1994, of tax expense previously accrued.

Industry Segment Results
- - ------------------------

Three of the Company's worldwide industry segments--floor coverings (which includes resilient flooring and ceramic tile), building products and furniture registered second quarter sales and operating profit increases when compared with the second quarter of 1993. The fourth segment, industry products, recorded declines in both sales and operating profits.

The floor coverings segment recorded a 48 percent increase in operating profit on a 12 percent improvement in sales for the second quarter of 1994 as compared with the second quarter of 1993. The resilient flooring portion of the segment established new sales and operating profit records during the second quarter as compared with any previous quarter. The improvement was driven by the U.S. business and aided by a gradual recovery in the European market. The ceramic tile portion continued to show sales growth and recorded an operating profit in the quarter. Approximately 30 percent of the segment's operating profit improvement is attributed to the profit swing in ceramic tile.

The building products segment recorded another strong quarter producing a sales increase of 7 percent and more than doubling the operating profit. The nonresidential ceilings portion of the segment showed double-digit sales improvement in the United States--this portion was adversely affected by the slowdown in new construction in previous years. In Europe, while sales were essentially even with 1993 levels, reflecting economic conditions, profit margins continued to be substantially higher due to the Company's cost reduction measures. Operating profit for the first half of 1994 exceeded that of the total year 1993.

Furniture segment sales set a new second quarter record registering a 14 percent increase compared with the second quarter of 1993. The sales improvement was driven by the contract, upholstery and ready-to-assemble businesses. Operating profit grew by 65 percent with each area of the business achieving improved results versus second quarter 1993.

The industry products segment sales were almost level with those of the second quarter of 1993, while operating profit declined by 8 percent. The largest part of this segment, insulation products, recorded sales and operating profit essentially even with those of last year. Gasket products sales reached a new record high in the second quarter pushing 18 percent ahead of the first half of 1993 and improving profits for the half by 26 percent. Textile products sales are behind last year both for the second quarter and the first half primarily due to a shortfall in the North America market.

                        Independent Accountants' Report
                        -------------------------------


The Board of Directors
Armstrong World Industries, Inc.:

We have reviewed the condensed consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries as of June 30, 1994, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 1994, and 1993, and the condensed consolidated statements of cash flows for the six-month periods then ended. These financial statements are the responsibility of the company's management.

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

KPMG PEAT MARWICK



Philadelphia, Pennsylvania
August 9, 1994

                          Part II - Other Information
                          ---------------------------

Item 1.  Legal Proceedings
- - ------   -----------------

Information required by this item is presented in Note 2 of the notes to the Company's consolidated financial statements included in Part I, Item 1 hereof, and is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of the Security Holders
- - -------  -------------------------------------------------------

The Company held its annual meeting of shareholders on April 25, 1994. The vote on each matter presented to shareholders was as follows:

      1.  Election of Directors:

                                                For               Withheld

            J. Phillip Samper                36,695,796            77,934
            Van C. Campbell                  36,786,740            17,304
            Ursula F. Fairbairn              36,796,393            10,869

      2.  Shareholder Proposal for Confidential Voting

            For               Against        Abstain        Broker Non-Votes

         15,419,021        18,384,391        478,184            2,662,296

            The Shareholder Proposal for Confidential Voting was not approved because it failed to receive the requisite majority of the votes present in person or by proxy at the meeting.


Item 6.  Exhibits and Reports on Form 8-K
- - -------  --------------------------------

         (a) The following exhibits are filed as a part of the Quarterly Report on Form 10-Q:

       Exhibits
       --------

       No. 3(a)Copy of the Company's Bylaws, as amended through April 25,
               1994.
       No. 11  Statement re Computation for Earnings Per Share
       No. 15  Letter re Unaudited Interim Financial Information

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

                              Armstrong World Industries, Inc.



                              By   /s/ L. A. Pulkrabek
                                 -----------------------------------
                                 L. A. Pulkrabek, Senior
                                 Vice President, Secretary and
                                 General Counsel



                              By   /s/ Bruce A. Leech, Jr.
                                 ------------------------------------
                                 Bruce A. Leech, Jr., Controller
                                 (Principal Accounting Officer)

Date:  August 12, 1994

                                 Exhibit Index
                                 -------------

Exhibit No.
- - -----------

No. 3(a)Copy of the Company's Bylaws, as amended through April 25, 1994.

No. 11  Statement re Computation for Earnings Per Share

No. 15  Letter re Unaudited Interim Financial Information