Form 10-Q
period 1994-09-30
ARMSTRONG WORLD INDUSTRIES INC
filed 1994-11-14
CIK 7431

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

(MARK ONE)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1994
                               -----------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

Commission file number                         1-2116
                       -------------------------------------------------------



                       Armstrong World Industries, Inc.
 -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



       Pennsylvania                                      23-0366390
 -----------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)



P. O. Box 3001, Lancaster, Pennsylvania                         17604
- - -----------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code     (717) 397-0611
                                                   --------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                                     Yes    X             No  ________
                                         -------



Number of shares of registrant's common stock outstanding as of October 31, 1994 - 37,542,083

                        Part I - Financial Information
                        ------------------------------

Item 1.  Financial Statements
- - ------   --------------------

Operating results for the third quarter of 1994 and first nine months of 1994, compared with the corresponding periods of 1993 included in this report, are unaudited.

In the opinion of the Company, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Three months' and nine months' results are not necessarily indicative of annual earnings.

              Armstrong World Industries, Inc., and Subsidiaries
                      Consolidated Statements of Earnings
                      -----------------------------------
                (amounts in millions except for per-share data)
                                   Unaudited

                                              Three Months Ended       Nine Months Ended
                                                 September 30            September 30
                                              ------------------       ------------------
                                               1994      1993           1994      1993
                                               ----      ----           ----      ----

NET SALES                                     $715.3    $660.1       $2,047.3   $1,901.0
Cost of goods sold                             478.1     462.2        1,386.5    1,360.1
                                              ------    ------       --------   --------
Gross profit                                   237.2     197.9          660.8      540.9

Selling & administrative expense               133.9     125.2          399.3      382.0
Interest expense                                 7.1       9.3           22.6       29.1
Other expense (income), net                      3.8       1.4            (.8)       2.4
                                              ------    ------       --------   --------

Earnings before income taxes(a)(b)(c)           92.4      62.0          239.7      127.4
Income taxes                                    30.8      19.7           76.8       41.9
                                              ------    ------       --------   --------
NET EARNINGS (b)(c)                           $ 61.6    $ 42.3       $  162.9   $   85.5
                                              ======    ======       ========   ========

Net earnings per share of common
  stock: (b)(c)(d)
    Primary                                   $ 1.54    $ 1.04       $   4.03   $   2.01
    Fully Diluted                             $ 1.37    $  .93       $   3.60   $   1.83

Dividends paid per common share               $  .32    $  .30       $    .94   $    .90

Average number of common shares
  outstanding:
    Primary                                     37.8      37.5           37.8       37.5
    Fully Diluted                               43.5      43.2           43.4       43.1



See page 3 for explanation of references (a), (b), (c) and (d). Also see accompanying footnotes to the financial statements beginning on page 8.

(a) Depreciation and amortization charged against earnings before income taxes amounted to $32.1 million and $95.5 million in the three months and nine months ended September 30, 1994, respectively, and $31.9 million and $96.8 million in the three months and nine months ended September 30, 1993, respectively.

(b) For the three months and nine months ended September 30, 1994, net earnings include a gain of $14.6 million before tax ($9.5 million after tax). This gain resulted from recent actions taken by the Company to qualify long-term disabled employees for primary coverage under Medicare, reducing the Company's health-care liability.

(c) For the nine months ended September 30, 1994, net earnings include first-quarter gains of $5.9 million before tax ($2.6 million after tax), resulting from the sale of the Company's majority interest in BEGA/US, Inc. and $6.5 million after-tax resulting from the resolution of prior year tax audits.

(d) Primary earnings per share for "net earnings" are determined by dividing the earnings, after deducting preferred dividends (net of tax benefit on unallocated shares), by the average number of common shares outstanding and shares issuable under stock options, if dilutive. Fully diluted earnings per share include the shares of common stock outstanding, as calculated above, and the adjustments to common shares and earnings required to portray the convertible preferred shares on an "if converted" basis unless the effect is antidilutive.

              Armstrong World Industries, Inc., and Subsidiaries
                          Consolidated Balance Sheets
                          ---------------------------
                             (amounts in millions)

                                         Unaudited
    Assets                          September 30, 1994     December 31, 1993
    ------                          -------------------    ------------------

Current assets:
  Cash and cash equivalents                    $   20.3               $    9.1
  Accounts receivable (less allowance
    for discounts and losses:  1994-$44.2;
    1993 - $37.5)                                 360.9                  283.5
  Inventories:
    Finished goods                  $  169.7               $  176.8
    Work in process                     35.9                   34.5
    Raw materials and supplies          77.3                   74.9
                                    --------               --------
      Total inventories                           282.9                  286.2
  Income tax benefits                              34.9                   36.8
  Other current assets                              4.4                   24.8
                                               --------               --------
      Total current assets                        703.4                  640.4

Property, plant, and equipment       2,156.3                2,045.8
  Less accumulated depreciation
    and amortization                 1,095.6                1,006.7
                                    --------               --------
      Net property, plant, and equipment        1,060.7                1,039.1

Insurance for asbestos-related
  liabilities(a)                                  217.0                     --
Other noncurrent assets                           293.2                  249.8
                                               --------               --------

      Total assets                             $2,274.3               $1,929.3
                                               ========               ========
    Liabilities and Shareholders' Equity
    ------------------------------------

Current liabilities:
  Short-term debt                              $   37.6               $  105.4
  Current installments of long-term debt             .3                    5.8
  Accounts payable and accrued expenses           308.7                  293.3
  Income taxes                                     56.3                   31.8
                                               --------               --------
      Total current liabilities                   402.9                  436.3

Long-term debt                                    257.1                  256.8
ESOP loan guarantee                               250.0                  253.9
Postretirement and postemployment benefits        261.2                  283.7
Asbestos-related liabilities (a)                  217.0                     --
Other long-term liabilities                       131.6                   99.6
Deferred income taxes                              33.2                   18.8
Minority interest in subsidiaries                   8.1                   10.7
                                               --------               --------
      Total noncurrent liabilities              1,158.2                  923.5

Shareholders' equity:
  Convertible preferred stock at
    redemption value                $  261.6               $  263.9
  Common stock                          51.9                   51.9
  Capital in excess of par value        38.5                   29.7
  Reduction for ESOP loan guarantee   (236.7)                (241.8)
  Retained earnings                  1,048.3                  927.7
  Foreign currency translation (b)       8.1                   (3.4)
  Treasury stock                      (458.5)                (458.5)
                                    --------               --------
      Total shareholders' equity                  713.2                  569.5
                                               --------               --------
      Total liabilities and shareholders'
        equity                                 $2,274.3               $1,929.3
                                               ========               ========

See page 5 for explanation of references (a) and (b).
Also see accompanying footnotes to the financial statements beginning on page 8.

(a) The asbestos-related liability in the amount of $217.0 million represents the estimated liability and defense cost to resolve approximately 76,000 personal injury claims pending against the Company as of the end of the third quarter 1994. The insurance asset in the amount of $217.0 million reflects the Company's belief in the availability of insurance in an amount covering the liability. See footnote No. 2 beginning on page 8 for additional details.

(b) Foreign currency translation, reported as a separate component of shareholders' equity, is detailed as follows:

                                                                   1994
                                                                   ----
                                                                 (millions)
         Beginning balance December 31, 1993                       $(3.4)

         Nine months' translation adjustments and
           hedging of foreign investments                           11.1

         Allocated income taxes                                       .4
                                                                   -----
         Ending balance September 30, 1994                         $ 8.1
                                                                   =====

               Armstrong World Industries, Inc., and Subsidiaries
                     Consolidated Statements of Cash Flows
                     -------------------------------------
                             (amounts in millions)
                                   Unaudited

                                                           Nine Months Ended
                                                             September 30
                                                            1994       1993
                                                          ---------  --------
Cash flows from operating activities:
  Net earnings                                              $162.9      $ 85.5
  Adjustments to reconcile net earnings to net cash
      provided by operating activities:
    Depreciation and amortization                             95.5        96.8
    Deferred income taxes                                     15.7         6.7
    Restructing activities                                   (17.3)      (25.5)

    Changes in operating assets and liabilities net of
      effect of restructuring:
      (Increase) in receivables                              (71.4)      (37.9)
      Decrease in inventories                                  5.8        26.5
      Decrease in other current assets                        22.4        21.0
      (Increase) in other noncurrent assets                  (38.1)      (16.6)
      Increase in accounts payable, accrued
        expenses, and income taxes payable                    49.3        26.9
      Increase in other long-term liabilities                  1.3         9.0
      Other, net                                             (13.4)       (5.1)
                                                            ------       -----

Net cash provided by operating activities                    212.7       187.3
                                                            ------      ------

Cash flows from investing activities:
  Purchases of property, plant, and equipment                (96.7)      (75.3)
  Proceeds from sale of business and assets                   10.9        11.6
                                                            ------      ------

Net cash used for investing activities                       (85.8)      (63.7)
                                                             ------     ------

Cash flows from financing activities:
 (Decrease) in short-term debt                               (70.0)      (74.8)
 Issuance of long-term debt                                     .6          --
 Reduction of long-term debt                                  (5.5)        (.2)
 Cash dividends paid                                         (44.7)      (43.0)
 Other, net                                                    2.6        (5.5)
                                                            -------     ------
Net cash used for financing activities                      (117.0)     (123.5)
Effect of exchange rate changes on cash and cash
  equivalents                                                  1.3         (.5)
                                                             ------     ------
 Net increase (decrease) in cash and cash equivalents       $ 11.2      $  (.4)
                                                            ======      ======
Cash and cash equivalents at beginning of period            $  9.1      $ 15.2
                                                            ======      ======
Cash and cash equivalents at end of period                  $ 20.3      $ 14.8
                                                            ======      ======
- - --------------------------------------------------------------------------------------
Supplemental Cash Flow Information:
Interest paid                                               $ 16.8      $ 21.0
Income taxes paid                                           $ 35.1      $ 13.0
- - -------------------------------------------------------------------------------------

See accompanying footnotes to the financial statements beginning on page 8.

               Armstrong World Industries, Inc., and Subsidiaries

                        Industry Segment Financial Data
                        -------------------------------


                             (amounts in millions)

                                   Unaudited




                                      Three Months                Nine Months
                                   Ended September 30          Ended September 30
                                   ------------------          ------------------
                                       1994      1993           1994        1993
                                     ------    ------          --------  --------
Net trade sales:
- - --------------------------
  Floor coverings                    $335.3    $322.9          $  961.0     $  897.3
  Building products                   166.5     156.3             472.2        445.4
  Furniture                           133.0     108.3             385.2        331.6
  Industry products                    80.5      72.6             228.9        226.7
                                     ------    ------          --------     --------

  Total net sales                    $715.3    $660.1          $2,047.3     $1,901.0
                                     ======    ======          ========     ========

Operating profit:
- - --------------------------
  Floor coverings                    $ 54.1    $ 52.7          $  156.3     $  116.9
  Building products(a)                 26.7      15.9              77.1         32.9
  Furniture                             8.7       6.0              26.5         17.0
  Industry products                    13.9      11.3              36.3         34.8
                                     ------    ------          --------     --------

  Total operating profit              103.4      85.9             296.2        201.6

General corporate expense(b)          (11.0)    (23.9)            (56.5)       (74.2)
                                     ------    ------          --------     --------

Earnings before income taxes         $ 92.4    $ 62.0          $  239.7     $  127.4
                                     ======    ======          ========     ========


(a) For the nine months ended September 30, 1994, operating profit includes a first-quarter $5.9 million before-tax gain from the sale of the Company's majority interest in BEGA/US, Inc.

(b) For the three months and nine months ended September 30, 1994, general corporate expense includes a before-tax gain of $14.6 million. This gain resulted from recent actions taken by the Company to qualify long-term disabled employees for primary coverage under Medicare, reducing the Company's health-care liability.

Note 1.  The accompanying consolidated financial statements have been
- - ------
reviewed by the Company's independent public accountants, KPMG Peat Marwick LLP, in accordance with the established professional standards and procedures for such limited review.

Note 2.
- - ------
The Company is named as one of many defendants in pending lawsuits and claims involving, as of September 30, 1994, approximately 76,000 individuals alleging personal injury from exposure to asbestos or asbestos-containing products.
These pending claims and lawsuits include claims filed through January 24, 1994, (the close of the opt out period in the settlement class action referred to below) and which have not been fully resolved as of September 30, 1994, and also include claims filed after January 24, 1994, where the claimant has filed an appropriate opt out form in the settlement class action. Claims filed under the settlement class action are not counted as pending claims. (In late 1993, the Company revised its claims handling procedures to provide for individual claim information to be supplied by the Center for Claims Resolution referred to below. It is expected that the changed process will provide more current tracking of outstanding claims. The reconciliation between the two systems continues. Claim numbers in this note have been received from the Center and its consultants.) Nearly all the personal injury suits and claims allege general and punitive damages arising from alleged exposures, during a period of years, commencing during World War II onward into the 1970s, to asbestos-containing insulation products used, manufactured or sold by the companies involved in the asbestos-related litigation. Claims against the Company generally involve allegations of negligence, strict liability, breach of warranty and conspiracy with other defendants in connection with alleged exposure generally to asbestos-containing insulation products; the Company discontinued the sale of all such products in 1969. The first asbestos-related lawsuit was filed against the Company in 1970, and such lawsuits and claims continue to be filed against the Company. The claims generally allege that injury may be determined many years (up to 40 years) after alleged exposure to asbestos or asbestos-containing products. Nearly all suits include a number of defendants (including both members of the Center and other companies), and well over 100 different companies are reportedly involved as defendants in the litigation. A significant number of suits in which the Company does not believe it should be involved have been filed by persons engaged in vehicle tire production, aspects of the construction industry, and the steel industry. The Company believes that a large number of the plaintiffs filing suit are unimpaired individuals. Although a large number of suits and claims have either been put on inactive lists, settled, dismissed or otherwise resolved, and the Company is generally involved in all stages of claims resolution and litigation, including trials and appeals, and while the number of pending cases reflects a decrease during the past year, neither the rate of future dispositions nor the number of future potential unasserted claims can be reasonably predicted at this time.

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

A settlement class action which includes essentially all future asbestos-related personal injury claims against members of the Center for Claims Resolution was filed in Philadelphia, in the Federal District Court for the Eastern District of Pennsylvania, on January 15, 1993. The proposed settlement class action was negotiated by the Center and two leading plaintiffs' law firms. The settlement class action is designed to establish a non-litigation system for the resolution of essentially all future asbestos-related personal injury claims against the Center members including this Company. Other defendant companies which are not Center members may be able to join the class action later. The class action proposes a voluntary settlement that offers a method for prompt compensation to claimants who were occupationally exposed to asbestos if they are impaired by such exposure. Claimants must meet certain exposure and medical criteria to receive compensation which is derived from the Center's historical settlement data. Under limited circumstances and in limited numbers, qualifying claimants may choose to litigate certain claims in court or through alternative dispute resolution, rather than accept an offered settlement amount, after their claims are processed within the system. No punitive damages will be paid under the proposed settlement. The settlement is designed to minimize transactional costs, including attorneys fees, and to relieve the courts of the burden of handling future asbestos-related personal injury claims. Each member of the Center has an obligation for its own fixed share in this proposed settlement. The Federal District Court has ruled that claimants who neither filed a lawsuit against the Company or other members of the Center for Claims Resolution for asbestos-related personal injury nor filed exclusion request forms to opt out of the settlement class action by January 24, 1994, are subject to the terms of the class action. The settlement class action does not include claims deemed otherwise not covered by the class action settlement, or claims for asbestos-related property damage. Agreed upon annual case flow caps and agreed upon compensation ranges for each compensable medical category including amounts paid even more promptly under the simplified payment procedures, have been established for an initial period of ten years. Case flow caps may be increased during the second five-year period depending upon case flow during the first five-year period. The case flow figures and annual compensation levels are subject to renegotiation after the initial ten-year period. On August 16, 1994, the Court approved the settlement, and notification has been provided to potential class members who were offered the opportunity to opt out by January 24, 1994. The Center had reserved the right to withdraw from the program if an excessive number of individuals opted out. The Center determined that there was not an excessive number of opt outs and decided to proceed with the settlement class action. The opt outs are not asbestos-related claims as such but reservations of rights to possibly bring court actions in the future. The opt outs are currently the subject of a motion before the Court that questions the validity of most of the opt outs and seeks a second notice process again to determine whether or not they wish to remain in the class action. Therefore, the total number of effective opt outs cannot be determined at this time. The settlement will become final only after certain issues, including insurance coverage for class members' claims, are resolved and appeals are exhausted. The Center members have stated their intention to resolve over a five-year period the asbestos-related personal injury claims pending prior to the date the settlement class action was filed. A significant number of these pending claims have been settled with a number of plaintiffs' counsel and a number of these claims are currently the subject of settlement negotiations, in both instances, based upon the Center's historical data.

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

The Company believes that the future claimants settlement class action will receive final approval. However, the potential exists that an appellate court will reject the settlement class action and that the above-referenced companion insurance action will not be successful.

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

The Company's insurance carriers providing coverage for asbestos-related claims are as follows: Reliance Insurance, Aetna Casualty and Surety Company and Liberty Mutual Insurance Companies are primary insurers that have subscribed to the Wellington Agreement. Travelers Insurance Company is a primary insurer that entered into a settlement agreement which complements Wellington. The excess insurers which subscribed to Wellington are Aetna Insurance Company, Fireman's Fund Insurance Company, Insurance Company of North America, Lloyds of London and various London market companies, Fidelity and Casualty Insurance Company, First State Insurance Company and U.S. Fire Insurance Company. Home Insurance Company and Travelers Insurance Company are excess insurers which entered into settlement agreements for coverage of personal injury claims which complement Wellington, and Great American is an excess insurer which also entered into a settlement agreement with the Company. The Company also entered into a settlement agreement with American Home Assurance Company and National Union Fire Insurance Company (known as the AIG Companies) which complements the Wellington Agreement. Other excess insurers against whom the Company has received a favorable trial and appellate court decision in the California insurance litigation described below are: Central National Insurance Company, Interstate Insurance Company, Puritan Insurance Company, CNA Insurance Company and Commercial Union Insurance Company. Midland Insurance Company, an excess carrier, which insured the Company with $25 million of bodily injury products coverage, became insolvent during the trial. The Company is pursuing claims with the state guaranty associations on account of the Midland insolvency and is currently exploring how the gaps in coverage caused by Midland's insolvency can be otherwise addressed by payments from the Company's other insurance carriers. Certain companies in the London block of coverage and certain carriers providing coverage at the excess level for property damage claims only have also become insolvent. In addition to the aforementioned insurance carriers, certain insurance carriers which were not included in the Company's California insurance litigation described later herein also provide insurance for asbestos-related property damage claims.

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

A new asbestos-related personal injury claims handling organization known as the Center for Claims Resolution (the "Center") was created in October 1988 by Armstrong and 20 other companies, all of which were former members of the Facility. Insurance carriers are not members of the Center, although certain of the insurance carriers for those members that joined the Center signed an agreement to provide approximately 70% of the financial support for the

Center's operational costs during its first year of existence; they also are represented ex officio on the Center's governing board. The Center adopted many of the conceptual features of the Facility, and the members' insurers generally provide coverage under the Wellington Agreement terms. The Center has operated under a revised concept of allocated shares of liability payments and defense costs for its members based primarily on historical experience and has defended the members' interests and addressed the claims in a manner consistent with the prompt, fair resolution of meritorious claims. In late 1991, the Center sharing formula was revised to provide that members will pay only on claims in which the member is a named defendant. This change has caused a slight increase in the Company's share, but has enhanced the Company's case management focus. Future claim payments by the Center pursuant to the settlement class action will require each member to pay its own fixed share of every claim.

A large share member earlier withdrew from the Center. Accordingly, the allocated shares of liability payments and defense costs of the Center were recalculated with the remaining members' shares being increased. Under the class action settlement resolution, if a member withdraws from the Center or the settlement, the shares of those remaining members would not be increased. It is expected that the Center members will reach an agreement with the insurers relating to the continuing operation of the Center and that the insurers will fund the Center's operating expenses for its seventh year of operation. With the filing of the settlement class action, the Center will continue to process pending claims and is handling the program for processing future claims.

Consistent with the Center's objective of prompt resolution of meritorious claims, and to establish the Center's credibility after the cessation of the Facility and for other strategic reasons, a planned increase in claims resolution by the Center was implemented during the first two years. This increased the rate of utilization of Company insurance for claims resolution, offset in part by savings in defense costs. During the first three years, the rate of claims resolution had about trebled from the prior two years of experience. An increase in the utilization of the Company's insurance also has occured as a result of the class action settlement due to the commitment to attempt to resolve pending claims within five years. Aside from the commitments under the class action settlement, no forecast can be made for future years regarding either the rate of claims, the rate of pending and future claims resolution by the Center, or the rate of utilization of Company insurance. If the settlement class action is finalized and all appeals are exhausted, projections of the rate of disposition of future cases may be made and the rate of insurance usage will be accelerated as an effort is made to resolve both outstanding cases and to address future claims.

The Company is also one of many defendants in a total of 53 pending lawsuits and claims, including class actions, as of September 30, 1994, brought by public and private entities, including public school districts and public and private building owners. These lawsuits and claims include allegations of damage to buildings caused by asbestos-containing products and generally claim compensatory and punitive damages and equitable relief, including reimbursement of expenditures, for removal and replacement of such products. They appear to be aimed at friable (easily crumbled) asbestos-containing products, although allegations in some suits encompass all asbestos-containing products, including allegations with respect to asbestos-containing resilient floor covering materials. Class actions have been certified involving four distinct classes of building owners: public and private schools; Michigan state public and private schools; colleges and universities, and private property owners who leased facilities to the federal government. Subject to fairness hearings, resolution has been reached with the class representatives for each of these four classes. The Company vigorously denies the validity of the allegations against it contained in these suits and claims. Increasing defense costs, paid by the Company's insurance carriers either under reservation or settlement arrangement, will be incurred. As a consequence of the California insurance litigation discussed elsewhere in this note, the

Company believes that it is probable that costs of the property damage litigation that are being paid by the Company's insurance carriers under reservation of rights will not be subject to recoupment. These suits and claims were not handled by the former Facility nor are they being handled by the Center.

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

The Company does not know how many claims will be filed against it in the future, nor the details thereof or of pending suits not fully reviewed, nor the expense and any liability that may ultimately result therefrom, nor does the Company know whether the settlement class action will ultimately succeed, the number of individuals who ultimately will be deemed to have opted out or who could file claims outside the settlement class action, nor the annual claims flow caps to be negotiated after the initial ten-year period for the settlement class action or the then compensation levels to be negotiated for such claims nor the success the Company may have in addressing the Midland

Insurance Company insolvency with its other insurers nor the scope of its non-products coverage ultimately deemed available.

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

In accordance with the foregoing accounting presentation and subject to the uncertainties and limitations referred to in this note and based upon its experience and other factors also referred to in this note, the Company believes that the estimated $217 million in liability and defense costs recorded on the balance sheet will be incurred to resolve an estimated 76,000 asbestos-related personal injury claims pending against the Company as of September 30, 1994. These claims include claims that were filed for the period from January 1, 1994, to January 24, 1994, and which previously were treated as potentially included within the settlement class action, and claims filed by claimants who have been identified as having filed exclusion request forms to opt out of the settlement class action. A ruling has been received from the Court establishing January 24, 1994, as the date after which any asbestos-related personal injury claims filed by non-opt-out claimants against the Company or other members of the Center for Claims Resolution are subject to the settlement class action. In addition to the currently estimated pending claims and any claims filed by individuals deemed to have opted out of the settlement class action, any claims otherwise determined not to be subject to the settlement class action, will be resolved outside the settlement class action. The Company does not know how many such claims ultimately may be filed by claimants deemed to have opted out of the class action or by claimants otherwise determined not to be subject to the settlement class action.

An insurance asset in the amount of $217 million recorded on the balance sheet reflects the Company's belief in the availability of insurance in this amount to cover the liability in like amount referred to above. Such insurance has either been agreed upon or is probable of recovery through negotiation, alternative dispute resolution or litigation. The Company also notes that, based on maximum mathematical projections covering a ten-year period from 1994 to 2004, its estimated cost in the settlement class action reflects a reasonably possible additional liability of $245 million. A portion of such additional liability may not be covered by the Company's ultimately applicable insurance recovery. However, the Company believes that any after-tax impact on the difference between the aggregate of the estimated liability for pending cases and the estimated cost for the ten-year maximum mathematical projection, and the probable insurance recovery, would not be material either to the financial condition of the Company or to its liquidity, although it could be material to earnings if it is determined in a future period to be appropriate to record a reserve for this difference. The period in which such a reserve may be recorded and the amount of any reserve that may be appropriate cannot be determined at this time. Subject to the uncertainties and limitations referred to elsewhere in this note and based upon its experience and other factors referred to above, the Company believes it is probable that substantially all of the expenses and any liability payments associated with the asbestos-related property damage claims will be paid under an existing interim agreement, by insurance coverage settlement agreements and through additional coverage reasonably anticipated from the outcome of the insurance litigation.

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

                       --------------------------------

In 1984, suit was filed against the Company in the U. S. District Court for the District of New Jersey (the "Court") by The Industry Network System, Inc.
(TINS), a producer of video magazines in cassette form, and Elliot Fineman, a consultant (Fineman and The Industry Network System, Inc. v. Armstrong World
            ----------------------------------------------------------------
Industries, Inc., C.A. No. 84-3837 JWB).  At trial, TINS claimed, among other
- - --------------------------------------
things, that the Company had improperly interfered with a tentative contract which TINS had with an independent distributor of the Company's flooring products and further claimed that the Company used its alleged monopoly power in resilient floor coverings to obtain a monopoly in the video magazine market for floor covering retailers in violation of federal antitrust laws. The Company denied all allegations. On April 19, 1991, the jury rendered a verdict in the case, which as entered by the court in its order of judgment, awarded the plaintiffs the alternative, after all post-trial motions and appeals were completed, of either their total tort claim damages (including punitive damages), certain pre-judgment interest, and post-judgment interest or their trebled antitrust claim damages, post-judgment interest and attorneys fees. The higher amount awarded to the plaintiffs as a result of these actions totaled $224 million in tort claim damages and pre-judgment interest, including $200 million in punitive damages.

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

The Court of Appeals affirmed the trial judge's order granting Armstrong a new trial on all claims of plaintiffs remaining after the appeal; affirmed the trial judge's order granting judgment in favor of Armstrong on the alleged actual monopolization claim; affirmed the trial judge's order granting judgment in favor of Armstrong on the alleged attempt to monopolize claim; did not disturb the District Court's order dismissing the alleged conspiracy to monopolize claim; affirmed the trial judge's order dismissing all of Fineman's personal claims, both tort and antitrust; and affirmed the trial judge's ruling that plaintiffs could not recover the aggregate amount of all damages awarded by the jury and instead must elect damages awarded on one legal theory. However, the Third Circuit, contrary to Armstrong's arguments, reversed the trial judge's judgment for Armstrong on TINS' claim for an alleged violation of Section 1 of the Sherman Act; reversed the trial judge's judgment in favor of Armstrong on TINS' claim for tortious interference; reversed the trial judge's judgment in favor of Armstrong on TINS' claim for punitive damages; and reversed the trial judge's ruling that had dismissed TINS' alleged breach of contract claim.

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

The Court of Appeals granted the Company's motion to stay return of the case to the District Court pending the Company's Petition for Certiorari to the Supreme Court appealing certain antitrust rulings of the Court of Appeals. The Company was informed on February 22, 1993, that the Supreme Court denied its Petition. After the case was remanded by the Third Circuit Court of Appeals in Philadelphia to the U.S. District Court in Newark, New Jersey, a new trial commenced on April 26, 1994. TINS claimed damages in the form of lost profits ranging from approximately $19 million to approximately $56 million. Plaintiff also claimed punitive damages in conjunction with its request for tort damages. Other damages sought included reimbursement of attorneys' fees and interest, including prejudgment interest.

On August 19, 1994, the jury returned a verdict in favor of the Company finding that the Company had not caused damages to TINS. The court subsequently entered judgment in the Company's favor based upon the verdict. TINS has filed a motion for a new trial based upon alleged inaccurate jury instructions and alleged improper evidentiary rulings during the trial. The Company is opposing such motion and believes it will be denied.


                      ----------------------------------


Thomasville Furniture Industries, Inc. and seven other parties have been identified by the U. S. Environmental Protection Agency ("USEPA") as Potentially Responsible Parties ("PRPs") to fund the cost of remediating environmental conditions at the Buckingham County (Virginia) Landfill, a former waste disposal site which has been listed as a federal Superfund site. After review of investigative studies to determine the nature and extent of contamination and identify various remediation alternatives, USEPA issued its Proposed Remedial Action Plan in May 1993 proposing a $21 million clean-up cost. In November 1993, USEPA issued a revised plan which recommended a reduced $3.5 million alternative, subject to additional costs depending on test results. In September 1994, the USEPA issued a Record of Decision providing two alternative remedies for the site. Both options provide for limited capping and long-term groundwater monitoring, as well as limited source control and groundwater treatment in the event monitoring demonstrates contaminant migration. The PRPs' consultants current estimate for the cost of required remediation at the site is approximately $2.2 million, subject to additional costs depending on long-term monitoring results. The EPA's current estimate, however, is $4.34 million. Discussions with EPA are continuing regarding finalization of the appropriate remedial plan.

Spent finishing materials from Thomasville's Virginia furniture plants at Appomattox and Brookneal allegedly comprise a significant portion of the waste presently believed to have been taken to the site by a now defunct disposal firm in the late 1970s. Accordingly, Thomasville could be called upon to fund a significant portion of the eventual remedial costs. Because neither a final remedial design nor an appropriate cost allocation among the PRPs has been completed, the total cost to Thomasville cannot be determined at this time.


Item 2.  Management's Discussion and Analysis of Financial Condition and
- - -------  ---------------------------------------------------------------
         Results of Operations
         ---------------------

Financial Condition
- - -------------------

The total cash generated during the third quarter and first nine months of 1994 was more than sufficient to cover working capital requirements, payment of dividends, the payments for restructuring activities, and the investment in plant, property and equipment. The remaining cash was used to reduce debt and increase cash and cash equivalents. Cash provided by operating activities was supplemented by cash proceeds from the sale of assets and the Company's majority investment in BEGA/US, Inc., a lighting fixture subsidiary, and cash proceeds from the exercise of stock options.

During the first quarter of 1994, interest rate swaps totaling $40.0 million matured or were terminated prior to maturity with a small gain. As of September 30, 1994, the Company has no exposure for interest rate or currency swaps.

Working capital was $300.5 million as of September 30, 1994, $29.1 million higher than the $271.4 million recorded at the end of the second quarter of 1994, and $96.4 million higher than the $204.1 million recorded at year-end 1993. The primary reasons for the increase in working capital since year-end 1993 was the $73.3 million repayment of short-term debt, mainly during the third quarter of 1994, and the increase in accounts receivable resulting from higher sales levels. Accounts receivable increased $77.4 million during the first nine months with $62.2 million occurring in the first quarter. Higher levels of cash also increased working capital. Partially offsetting the working capital increase were higher levels of income taxes payable, a modest increase in accounts payable and accrued expenses and reductions in other current assets.

The ratio of current assets to current liabilities was 1.75 to 1 as of September 30, 1994, and 1.64 to 1 as of June 30, 1994, compared with 1.47 to 1 as of December 31, 1993. The ratio of total debt to total capital was 43.3 percent as of September 30, 1994, compared with 47.5 percent as of June 30, 1994, and 52.2 percent as of December 31, 1993.

The Company is involved in significant asbestos-related litigation which is described more fully in Item 1, Note 2, to the financial statements on pages 8 through 16 and which should be read in connection with this discussion and analysis.

Beginning with the first-quarter 1994, the Company's balance sheet reflects a new liability --"Asbestos-Related Liabilities" and a new asset --"Insurance-- Asbestos-Related Liabilities." This accounting presentation change is required by the Securities and Exchange Commission's Staff Accounting Bulletin No. 92 which states that liabilities and assets related to contingencies should now be evaluated and recorded separately pursuant to Financial Accounting Standards Board Interpretation No. 39 unless a contractual "right of setoff" exists. In the past, the Company had set off such amounts for financial reporting. The asbestos-related liability in the amount of $217.0 million represents the estimated liability and defense cost to resolve approximately 76,000 personal injury claims pending against the Company as of the end of the third quarter. The insurance asset in the amount of $217.0 million reflects the Company's belief in the availability of insurance in an amount covering the liability. Such insurance has either been agreed upon or is probable of recovery through negotiation, alternative dispute resolution or litigation. In addition, the Company notes that, based on maximum mathematical projections covering the 10-year period beginning January 1, 1994, its estimated cost in a proposed future claimants class action settlement reflects a reasonably possible additional liability of $245 million. A portion of such additional liability may not be covered by the Company's ultimate applicable insurance recovery, which includes both substantial amounts of nonproducts insurance, as well as products insurance. However, the Company believes that any after-tax impact of the difference between the aggregate of the liability for pending cases and the liability for the referenced maximum mathematical projection during such 10-year period, and the probable insurance recovery, would not be material either to the financial condition of the Company or to its liquidity, although it could be material to earnings in the period recorded.

Reference is made to the case of Fineman and The Industry Network System, Inc.
                                 ---------------------------------------------
v. Armstrong World Industries, Inc. C.A. No. 84-3837 JWB, and the environmental
- - -----------------------------------
issues as discussed in Note 2 on pages 16 and 17 to the financial statements included under Item 1 above.

Management continues to evaluate short-term and long-term financing alternatives. Armstrong currently has unused short-term lines of credit of approximately $245 million from 8 banks. In addition, the Company's foreign subsidiaries have approximately $172 million of unused short-term lines of credit available from banks. Additionally, the Company has available for issuance up to $250 million of debt securities under an effective shelf registration statement. Should a need develop for additional financing, it is management's opinion that the Company has sufficient financial strength to warrant the required support from lending institutions and financial markets.

Consolidated Results
- - --------------------

Sales for the third quarter were the highest for any quarter in the Company's history. The quarterly sales were $715.3 million or 8.4 percent higher than the $660.1 million recorded for the third quarter 1993. All geographic areas
- - --North America, Europe, and the Pacific Rim--had increases. Business conditions in the European area, in particular, have rebounded favorably affecting most of the Company's major businesses, while the commercial-institutional sector continues to improve in most worldwide areas.

Third-quarter 1994 net earnings, a record for any third quarter, were $61.6 million compared with $42.3 million for the same period in 1993, a 45 percent increase. The third-quarter earnings included a gain of $9.5 million after tax representing a reduction in the Company's estimated health care liability for long-term disabled employees. The reduction resulted from recent actions taken by the Company to qualify these employees for primary coverage under Medicare.

Net earnings per share of common stock in the 1994 third quarter were $1.54 on a primary basis and $1.37 on a fully diluted basis. Comparative 1993 earnings per share were $1.04 on a primary basis and 93 cents on a fully diluted basis. The increased earnings were driven by higher sales, rebounding European businesses, improvements in the non-residential businesses of the Company, and an overall lower cost profile. Partially offsetting these improvements were some higher raw material price increases and incrementally higher costs related to litigation expenses and costs for the use of consultants for the improvement of global competitiveness.

Armstrong's effective tax rate for the third quarter of 1994 was 33.4 percent compared with the 31.8 percent recorded in the comparable period of 1993. The third quarter 1994 effective tax rate was higher primarily because of lower use of tax credits related to foreign-source income.

The return on average common shareholders' equity for the third quarter of 1994 was 35.0 percent, compared with 26.9 percent for the same period last year. The third quarter 1994 return on average monthly total assets, excluding the insurance for asbestos-related liability, was 12.2 percent compared with 8.6 percent a year ago.

For the first nine months of 1994, sales were $2,047.3 million, about an 8 percent increase from the $1,901.0 million for 1993. Net earnings were $162.9 million, an increase of 90 percent when compared with the $85.5 million earned in the 1993 nine-month period. Net earnings per share of common stock for the first nine months of 1994 were $4.03 on a primary basis and $3.60 on a fully diluted basis compared with $2.01 and $1.83, respectively, in 1993. The net earnings for the first nine months were the highest on record for any similar period.

Cost of goods sold, when expressed as a percent to net sales, during the third quarter and the first nine months of 1994 were 66.8 percent and 67.7 percent, respectively. These percentages were 70.0 percent and 71.5 percent respectively in the comparable periods of 1993. The improvement reflects some higher sales prices, lower employee costs resulting from the reduction in the previously mentioned health care liability for employees on long-term disability, a lower cost structure resulting from the positive effects of the Company's two major restructuring programs in the past two years, and the higher level of sales activity in all major geographic areas. Partially offsetting this improvement were some higher raw material prices.

The first nine-month results included a $5.9 million before-tax gain from the sale of the Company's majority interest in BEGA/US, Inc., a California lighting fixture subsidiary and a $14.6 million before-tax gain related to a reduction in the Company's health care liability for employees on long-term disability. The Company's higher net earnings continues to enable its short-term debt to be lowered, in turn reducing its interest expense.

The Company's effective tax rate for the first nine months of 1994 was 32.0 percent, a decline from the 32.9 percent recorded for the similar period in 1993. This rate decline was primarily due to the Company reaching an agreement with the Internal Revenue Service concerning its 1988 through 1990 tax years which resulted in the reversal, during the first quarter of 1994, of $6.5 million of tax expense previously accrued. Partially offsetting the rate decline in 1994 was the lower use of tax credits related to foreign-source income.

Industry Segment Results
- - ------------------------

All of Armstrong's industry segments recorded higher sales and operating profits when comparing third quarter 1994 with those of the similar period in 1993.

The floor covering segment (which includes resilient flooring and ceramic tile) increased sales by 4 percent when compared with those of the third quarter of 1993, while operating profits were 3 percent higher. This segment continued to show sales growth in both its resilient flooring and ceramic tile businesses. The sales growth in resilient flooring occurred in all areas--North America, Europe and the Pacific Rim. Operating profits showed modest improvement. Ceramic tile recorded their second consecutive quarterly operating profit that was driven by the major restructuring activities of the past two years. In the resilient flooring business, the positive effects of the higher sales were partly offset by some increasing raw material prices and incrementally higher administrative expenses.

The building products segment recorded a 67 percent increase in operating profits on a 6 percent improvement in sales for the third quarter of 1994 as compared with the third quarter of 1993. All major markets--North America, Europe, Pacific Rim--recorded higher sales growth reflecting the continuing improvement in the United States non-residential markets and the recovery in the European markets. The higher operating profits provided an operating margin of
16.0 percent, the highest since the first quarter of 1990. The profitability was the result of higher unit sales, some sales price increases, continuing lower manufacturing costs related to the prior years' restructuring programs with some minor offset from recent raw material price increases and freight costs.

The furniture segment set a new quarterly sales record in the third quarter with the current quarter 23 percent higher than the third quarter of 1993. This sales increase resulted in operating profits increasing by 44 percent. All three of the furniture businesses, Thomasville Wood, Armstrong Furniture, and Upholstery, recorded higher sales and operating profits for the quarter.

The industry products segment sales increased 11 percent in the third quarter 1994 when compared with those of the similar period in 1993. Sales of insulation products and gasket materials were higher than those of 1993 while sales of textile mill supplies were lower. About one-third of the sales increase is due to translating foreign currency sales to U.S. dollars at higher exchange rates. Operating profits for this segment were 23 percent above those of the comparable 1993 period as a result of the higher sales in the insulation and gasket businesses.

                        Independent Accountants' Report
                        -------------------------------


The Board of Directors
Armstrong World Industries, Inc.:

We have reviewed the condensed consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries as of September 30, 1994, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 1994, and 1993, and the condensed consolidated statements of cash flows for the nine-month periods then ended. These condensed consolidated financial statements are the responsibility of the company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries as of December 31, 1993, and the related consolidated statements of earnings and cash flows for the year then ended (not presented herein); and our report dated February 14, 1994, on those consolidated financial statements contains an explanatory paragraph that states the Company is involved in antitrust litigation, the outcome of which cannot presently be determined. Accordingly, no provision for any liability that may result has been made in those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG PEAT MARWICK LLP



Philadelphia, Pennsylvania
November 9, 1994

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

Item 6.  Exhibits and Reports on Form 8-K
- - -------  --------------------------------

         (a) The following exhibits are filed as a part of the Quarterly Report on Form 10-Q:

         Exhibits
         --------

         No. 11  Statement re Computation for Earnings Per Share
         No. 15 Letter re Unaudited Interim Financial Information No. 27 Financial Data Schedule

         (b) The registrant filed a current Report on Form 8-K dated August 16, 1994, to report certain developments with respect to certain litigation.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Armstrong World Industries, Inc.



                              By   /s/L. A. Pulkrabek
                                 -----------------------------------
                                 L. A. Pulkrabek, Senior
                                 Vice President, Secretary and
                                 General Counsel



                              By   /s/Bruce A. Leech, Jr.
                                 ------------------------------------
                                 Bruce A. Leech, Jr., Controller
                                 (Principal Accounting Officer)

Date:  November 11, 1994

                                 Exhibit Index
                                 -------------

Exhibit No.
- - -----------

No. 11  Statement re Computation for Earnings Per Share

No. 15  Letter re Unaudited Interim Financial Information

No. 27  Financial Data Schedule