Form 10-K405
period 1994-12-31
ARMSTRONG WORLD INDUSTRIES INC
filed 1995-03-28
CIK 7431

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549



(Mark One)


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended               December 31, 1994
                          ------------------------------------------------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------------

Commission file number                        1-2116
                       ---------------------------------------------------------



                       Armstrong World Industries, Inc.
- --------------------------------------------------------------------------------
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


                                     Yes    X              No
                                         -------               --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock of registrant held by non-affiliates of the registrant based on the closing price ($46.00 per share) on the New York Stock Exchange on February 6, 1995, was approximately $1.7. billion. For the purposes of determining this amount only, registrant has defined affiliates as including (a) the executive officers named in Item 10 of this 10-K Report, (b) all directors of registrant, and (c) each shareholder that has informed registrant by February 14, 1995, as having sole or shared voting power over 5% or more of the outstanding Common Stock of registrant as of December 31, 1994.

This amount does not include the 5,478,416 shares of Series A ESOP Convertible Preferred Stock as of December 31, 1994, which vote with the Common Stock as if converted and have an aggregate liquidation preference of $261,594,364, held by Mellon Bank, N.A., as Trustee of the Company's Employee Stock Ownership Plan.

As of February 6, 1995, the number of shares outstanding of registrant's Common Stock was 37,278,732.

                      Documents Incorporated by Reference

Portions of the Proxy Statement dated March 20, 1995, relative to the April 24, 1995, annual meeting of the shareholders of registrant (the "Company's 1995 Proxy Statement") have been incorporated by reference into Part III of this Form 10-K Report.

                                    PART I
                                    ------


Item 1.  Business
- ------------------

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

Industry Segments

The company operates worldwide in four reportable segments: floor coverings, building products, furniture and industry products. Floor coverings sales include resilient floors, ceramic tile and accessories.


Industry segments
at December 31 (millions)              1994              1993              1992
================================================================================
Net trade sales:
- --------------------------------------------------------------------------------
  Floor coverings                  $1,283.7          $1,191.3          $1,134.9
- --------------------------------------------------------------------------------
  Building products                   630.0             586.7             656.7
- --------------------------------------------------------------------------------
  Furniture                           526.8             449.7             438.4
- --------------------------------------------------------------------------------
  Industry products                   312.2             297.7             319.8
================================================================================
Total net sales                    $2,752.7          $2,525.4          $2,549.8
================================================================================
Operating income (loss): (See Note 1 on page 36 & Note 3 below)
- --------------------------------------------------------------------------------
  Floor coverings                  $  190.4          $  112.4          $   12.6
- --------------------------------------------------------------------------------
  Building products                    86.8              18.8             (19.3)
- --------------------------------------------------------------------------------
  Furniture                            38.6              24.1               5.8
- --------------------------------------------------------------------------------
  Industry products                    41.2              27.2              29.7
- --------------------------------------------------------------------------------
  Unallocated corporate expense       (23.8)            (59.8)            (54.9)
- --------------------------------------------------------------------------------
Total operating income (loss)      $  333.2          $  122.7          $  (26.1)
================================================================================
Depreciation and amortization:
================================================================================
  Floor coverings                  $   63.0          $   63.2          $   67.8
- --------------------------------------------------------------------------------
  Building products                    34.5              34.1              37.6
- --------------------------------------------------------------------------------
  Furniture                            12.7              12.9              13.5
- --------------------------------------------------------------------------------
  Industry products                    17.6              14.6              12.8
- --------------------------------------------------------------------------------
  Corporate                             5.6               5.2               5.2
================================================================================
Total depreciation
  and amortization                 $  133.4          $  130.0          $  136.9
================================================================================
Capital additions: (See Note 2 on page 36)
- --------------------------------------------------------------------------------
  Floor coverings                  $   77.1          $   59.5          $   48.0
- --------------------------------------------------------------------------------
  Building products                    31.5              24.2              25.9
- --------------------------------------------------------------------------------
  Furniture                            14.1              10.0               8.3
- --------------------------------------------------------------------------------
  Industry products                    22.6              22.1              31.4
- --------------------------------------------------------------------------------
  Corporate                             3.0               1.8               2.2
================================================================================
Total capital additions            $  148.3          $  117.6          $  115.8
================================================================================
Identifiable assets: (See Note 2 on page 36)
- --------------------------------------------------------------------------------
  Floor coverings                  $  866.4          $  818.4          $  847.0
- --------------------------------------------------------------------------------
  Building products                   478.1             483.0             500.3
- --------------------------------------------------------------------------------
  Furniture                           245.2             234.6             238.7
- --------------------------------------------------------------------------------
  Industry products                   234.8             207.9             197.0
- --------------------------------------------------------------------------------
  Corporate                           408.0             185.4             226.8
================================================================================
Total assets                       $2,232.5          $1,929.3          $2,009.8

Note 3:

Restructuring charges
in operating income (loss) (millions)  1994              1993              1992
================================================================================

  Floor coverings                        --          $   27.7          $   80.8
- --------------------------------------------------------------------------------
  Building products                      --              13.7              35.0
- --------------------------------------------------------------------------------
  Furniture                              --                .6               4.8
- --------------------------------------------------------------------------------
  Industry products                      --              12.9              12.5
- --------------------------------------------------------------------------------
  Unallocated corporate expense          --              35.0              32.4
================================================================================
Total restructuring charges
in operating income (loss)               --          $   89.9          $  165.5
================================================================================

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

Furniture

A wholly-owned subsidiary, Thomasville Furniture Industries, Inc., and its subsidiaries manufacture and market traditional and contemporary wood and--by a Thomasville subsidiary--upholstered furniture for use in dining rooms, bedrooms, living rooms, hotels/motels and other residential and commercial interior areas. Thomasville furniture is sold to retailers, contract accounts and government agencies. Thomasville also manufactures both assembled and ready-to-assemble furniture which is sold to retailers, wholesalers and contract accounts under the Armstrong name. In addition, it sells a line of imported furniture made by other producers.

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

                      ___________________________________

The principal raw materials used in the manufacture of the Company's products are synthetic resins, lumber, plasticizers, latex, mineral fibers and fillers, clays, starches, perlite, and pigments and inks. In addition, the Company uses a wide variety of other raw materials. Most raw materials are purchased from sources outside of the Company. The Company also purchases significant amounts of packaging materials for the containment and shipment of its various products. During 1994, adequate supplies of raw materials were available to all of the Company's industry segments.

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

The Company invested $148.3 million in 1994, $117.6 million in 1993, and $115.8 million in 1992 for additions to its property, plant and equipment.

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

The Company spent $57.4 million in 1994, $63.0 million in 1993, and $64.9 million in 1992 on research and development activities worldwide for the continuing businesses.

The Company will incur capital expenditures in order to meet the new requirements of the Clean Air Act of 1990 and is awaiting the final promulgation of implementing regulations by various state agencies to determine the magnitude of additional costs and the time period over which they will be incurred. In 1994, the Company incurred capital expenditures of approximately $1.9 million for environmental compliance and control facilities and anticipates comparable annual expenditures for those purposes for the years 1995 and 1996.

As with many industrial companies, the Company is involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"), and similar state laws at approximately 23 sites. In most cases, the Company is one of many potentially responsible parties ("PRPs") who have voluntarily agreed to jointly fund the required investigation and remediation of each site. With regard to some sites, however, the Company disputes either liability or the proposed cost allocation. Sites where the Company is alleged to have contributed a significant volume of waste material include a former municipal landfill site in Volney, New York; and a former county landfill site in Buckingham County, Virginia, which is alleged to have received material from Thomasville Furniture Industries, Inc. Armstrong may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies. The Company is also remediating environmental contamination resulting from past industrial activity at certain of its current plant sites.

Estimates of future liability are based on an evaluation of currently available facts regarding each individual site and consider factors including existing technology, presently enacted laws and regulations, and prior Company experience in remediation of contaminated sites. Although current law imposes joint and several liability on all parties at any Superfund site, the Company's contribution to the remediation of these sites is expected to be limited by the number of other companies which have also been identified as potentially liable for site costs. As a result, the Company's estimated liability reflects only the Company's expected share. In determining the probability of contribution, the Company considers the solvency of the parties, whether responsibility is being disputed, the terms of any existing agreements, and experience regarding similar matters. The estimated liabilities do not take into account any claims for recoveries from insurance or third parties.

Because of uncertainties associated with remediation activities and technologies, regulatory interpretations, and the allocation of those costs among various other parties, the Company has accrued, before agreed-to insurance coverages, $10.4 million to reflect its estimated undiscounted liability for environmental remediation. As assessments and remediation activities progress at each individual site, these liabilities are reviewed to reflect additional information as it becomes available.

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

As of December 31, 1994, the Company had approximately 20,600 active employees, of whom approximately 4,070 are located outside the United States. Year-end employment in 1994 was below the level at the end of 1993. About 36% of the Company's approximately 11,760 hourly-paid employees in the United States are represented by labor unions. In the fall of 1995, the Company will negotiate at the Lancaster Plant with the United Rubber Workers representing approximately 1,325 production employees and the International Association of Machinists and Aerospace Workers representing approximately 235 maintenance employees.

Geographic areas

   United States net trade sales include export sales to non-affiliated customers of $40.9 million in 1994, $27.0 million in 1993 and $24.4 million in 1992.

   "Europe" includes operations located primarily in England, France, Germany, Italy, the Netherlands, Spain and Switzerland. Operations in Australia, Canada, China, Hong Kong, Indonesia, Japan, Korea, Singapore and Thailand are in "Other foreign."

   Transfers between geographic areas and commissions paid to affiliates marketing exported products are accounted for by methods that approximate arm's-length transactions, after considering the costs incurred by the selling company and the return on assets employed of both the selling unit and the purchasing unit. Operating income of a geographic area includes income accruing from sales to affiliates.


Geographic areas
at December 31 (millions)              1994              1993              1992
================================================================================
Net trade sales:
- --------------------------------------------------------------------------------
  United States                    $2,090.7          $1,910.7          $1,841.5
- --------------------------------------------------------------------------------
  Europe                              483.4             456.6             544.5
- --------------------------------------------------------------------------------
  Other foreign                       178.6             158.1             163.8
================================================================================
Interarea transfers:
- --------------------------------------------------------------------------------
  United States                        95.1              76.1              69.9
- --------------------------------------------------------------------------------
  Europe                                8.7               6.0               4.0
- --------------------------------------------------------------------------------
  Other foreign                        26.1              21.9              18.5
- --------------------------------------------------------------------------------
  Eliminations                       (129.9)           (104.0)            (92.4)
================================================================================
Total net sales                    $2,752.7          $2,525.4          $2,549.8
================================================================================
Operating income (loss): (Note 1)
- --------------------------------------------------------------------------------
  United States                    $  274.1          $  140.8          $   10.9
- --------------------------------------------------------------------------------
  Europe                               75.3              31.7              22.5
- --------------------------------------------------------------------------------
  Other foreign                         7.6              10.0              (4.6)
- --------------------------------------------------------------------------------
  Unallocated corporate expense       (23.8)            (59.8)            (54.9)
- --------------------------------------------------------------------------------
Total operating income (loss)      $  333.2          $  122.7          $  (26.1)
================================================================================
Identifiable assets: (Note 2)
- --------------------------------------------------------------------------------
  United States                    $1,375.9          $1,334.0          $1,362.2
- --------------------------------------------------------------------------------
  Europe                              376.5             347.0             362.5
- --------------------------------------------------------------------------------
  Other foreign                        72.6              63.2              64.9
- --------------------------------------------------------------------------------
  Corporate                           408.0             185.4             226.8
- --------------------------------------------------------------------------------
  Eliminations                          (.5)              (.3)             (6.6)
================================================================================
Total assets                       $2,232.5          $1,929.3          $2,009.8

Note 1: Certain expenses, principally employee benefit costs, that were previously unallocated are included in operating income for the respective geographical area and industry segments in 1994. Years 1993 and 1992 were restated to conform to current year presentation.

Note 2: Identifiable assets for geographic areas and industry segments exclude cash, marketable securities and assets of a corporate nature. Capital additions for industry segments include property, plant and equipment from acquisitions.

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


Item 2.  Properties
- --------------------

The Company produces and markets its products and services throughout the world, operating 74 manufacturing plants in 11 countries, 56 of which are located throughout the United States. Additionally, affiliates operate eight plants in four countries.

Floor covering products are produced at 23 plants with principal manufacturing facilities located in Lancaster and Lansdale, Pennsylvania. American Olean owns or leases various quarries throughout the United States for the supply of clays and shale. Under a long-term lease, a quarry in Newfoundland, Canada, also supplies a raw material important to American Olean's manufacture of glazed tile at a proven reserve level of approximately 50 years at current production levels. Building products are produced at 12 plants with principal facilities in Macon, Georgia, the Florida-Alabama Gulf Coast area and Marietta, Pennsylvania. Furniture is manufactured at 28 plants, 14 of which are located at Thomasville, North Carolina. Insulating materials, textile mill supplies, fiber gasket materials, adhesives and other products for industry are manufactured at 15 plants with principal manufacturing facilities at Munster, Germany, Braintree, Massachusetts and Fulton, New York.

Numerous sales offices are leased worldwide, and leased facilities are utilized for American Olean's distribution centers and to supplement the Company's owned warehousing facilities.

Productive capacity and extent of utilization of the Company's facilities are difficult to quantify with certainty because in any one facility maximum capacity and utilization varies periodically depending upon the product that is being manufactured and individual facilities manufacture more than one type of product. In this context, the Company estimates that the production facilities in each of its industry segments were effectively utilized during 1994 at 80% to 90% of overall productive capacity in meeting market conditions. Remaining productive capacity is sufficient to meet expected customer demands.

The Company believes its various facilities are adequate and suitable. Additional incremental investments in plant facilities are being made as appropriate to balance capacity with anticipated demand, improve quality and service, and reduce costs.

Item 3.  Legal Proceedings
- ---------------------------

OVERVIEW OF ASBESTOS-RELATED LEGAL PROCEEDINGS - The full report on the Asbestos-Related Litigation immediately follows this summary.

The company is involved, as of December 31, 1994, in approximately 73,000 pending personal injury asbestos claims and lawsuits and 51 pending lawsuits and claims alleging damages to buildings caused by asbestos-containing products.
The Company's insurance carriers provide coverage for both personal injury and property damage claims. The personal injury claims only (not property damage claims) are processed for payment through the Center for Claims Resolution (the "Center"). Personal injury claims in the federal courts have been transferred by the Judicial Panel for Multidistrict Litigation to the Eastern District Court for pretrial purposes. Pending state court cases have not been directly affected by the transfer. A settlement class action which includes essentially all future asbestos-related personal injury claims against Center members was filed in the Federal District Court for the Eastern District of Pennsylvania. The court has tentatively approved the settlement although the settlement will become final only after certain issues, including insurance coverage for class members' claims are resolved and appeals are exhausted which could take up to several years.

An Agreement Concerning Asbestos-Related Claims (the "Wellington Agreement") provides for a settlement of insurance coverage for personal injury claims with certain primary carriers and excess carriers. Settlement agreements which complement Wellington have been signed with one primary carrier and certain excess carriers. Insurance coverage litigation that was initiated by the Company in California with respect to asbestos-related personal injury and property damage lawsuits and claims is on appeal before the California Supreme Court from favorable final decisions received from the trial court that were substantially upheld by the California Court of Appeal. The California litigation did not encompass coverage for non-products claims. Coverage for non-products claims is included in the Company's primary policies and certain excess policies. This additional coverage is substantial. Negotiations are underway with several primary carriers to resolve the coverage issues, but no agreement has been reached. If the non-products coverage issues are not resolved through negotiation, the Company is entitled to pursue alternative dispute resolution proceedings against the primary and certain excess carriers pursuant to the Wellington Agreement.

The Company believes that an estimated $198 million in liability and defense costs recorded on its 1994 balance sheet will be incurred to resolve approximately 73,000 asbestos-related personal injury claims against the Company as of December 31, 1994. An insurance asset in the amount of $198 million recorded on the balance sheet reflects the Company's belief in the availability of insurance in this amount to cover the liability for these pending claims. The Company also projects the maximum cost in the settlement class action as a reasonably possible additional liability of $245 million for a ten-year period; a portion of such additional projected liability may not be covered by the Company's ultimately applicable insurance recovery. Although subject to uncertainties and limitations, the Company also believes it is probable that substantially all of the expenses and liability payments associated with the asbestos-related property damage claims will be covered by insurance.

Even though uncertainties still remain as to the potential number of unasserted claims, liability resulting therefrom, and the ultimate scope of its insurance coverage, after consideration of the factors involved, including the Wellington Agreement, the settlements with other insurance carriers, the results of the trial phase and the intermediate appellate stage of the California insurance coverage litigation, the remaining reserve, the establishment of the Center, the proposed settlement class action, and its experience, the Company believes the asbestos-related lawsuits and claims against the Company would not be material either to the financial condition of the Company or to its liquidity although the net effect of any future liabilities recorded in excess of insurance assets could be material to earnings in a future period.

The full report on the asbestos-related litigation is set forth below:

Asbestos-Related Litigation

The Company is named as one of many defendants in pending lawsuits and claims involving, as of December 31, 1994, approximately 73,000 individuals alleging personal injury from exposure to asbestos or asbestos-containing products. Included in the above number are approximately 14,300 lawsuits and claims which appear not to be covered by the settlement class action referred to below that were received by the Company in 1994. This compares with 24,036 in 1993. About 5,000 claims that may involve the Company were received in 1994 under the settlement class action, but the vast majority of these claims have not been evaluated to date as meeting the payment criteria under the settlement agreement. (In late 1993, the Company revised its claims handling procedures to provide for individual claim information to be supplied by the Center for Claims Resolution, referred to below. It is expected that the changed process will provide more current tracking of outstanding claims. The reconciliation between the two systems continues. Claim numbers in this note have been received from the Center and its consultants.) Nearly all the personal injury suits and claims seek general and punitive damages arising from alleged exposures, during a period of years, commencing during World War II onward into the 1970s, to asbestos-containing insulation products used, manufactured or sold by the companies involved in the asbestos-related litigation. Claims against the Company generally involve allegations of negligence, strict liability, breach of warranty and conspiracy with other defendants in connection with alleged exposure generally to asbestos-containing insulation products; the Company discontinued the sale of all such products in 1969. The first asbestos-related lawsuit was filed against the Company in 1970, and such lawsuits and claims continue to be filed against the Company. The claims generally allege that injury may be determined many years (up to 40 years) after alleged exposure to asbestos or asbestos-containing products. Nearly all suits include a number of defendants (including both members of the Center and other companies), and well over 100 different companies are reportedly involved as defendants in the litigation. A significant number of suits in which the Company does not believe it should be involved have been filed by persons engaged in vehicle tire production, aspects of the construction industry, and the steel industry. The Company believes that a large number of the plaintiffs filing suit are unimpaired individuals. Although a large number of suits and claims have either been put on inactive lists, settled, dismissed or otherwise resolved, and the Company is generally involved in all stages of claims resolution and litigation, including trials and appeals, and while the number of pending cases reflects a decrease during the past year, neither the rate of future dispositions nor the number of future potential unasserted claims can be reasonably predicted at this time.

Attention has been given by various parties both individually and collectively to securing a comprehensive solution to the large number of pending as well as potential future asbestos-related personal injury claims. Discussions have been undertaken by attorneys for plaintiffs and defendants to devise methods or procedures for the comprehensive treatment of asbestos-related personal injury suits and claims. The Judicial Panel for Multidistrict Litigation ordered the transfer of all pending federal cases to a single court, the Eastern District Court of Pennsylvania in Philadelphia, for pretrial purposes. The Company has supported such action. Some of these cases are periodically released for trial. Pending state court cases have not been directly affected by the transfer. The Court to which the cases have been assigned has been instrumental in having the parties settle large numbers of cases in various jurisdictions and has been receptive to different approaches to the resolution of asbestos-related personal injury claims. A national class action was filed in the Eastern District of Texas; it was not certified and the cases involved were also transferred to the Eastern District Court of Pennsylvania for pretrial purposes. Periodically, this Court returns certain cases for trial to the courts from which the cases were originally transferred, although the issue of punitive damages is retained by the Eastern District Court.

Settlement Class Action

A settlement class action which includes essentially all future asbestos-related personal injury claims against members of the Center for Claims Resolution (the "Center") was filed in Philadelphia, in the Federal District

Court for the Eastern District of Pennsylvania, on January 15, 1993. These proceedings are before the same judge to whom the federal cases were transferred under the Multidistrict Litigation order referred to above. The proposed settlement class action was negotiated by the Center and two leading plaintiffs' law firms. The settlement class action is designed to establish a non-litigation system for the resolution of essentially all future asbestos-related personal injury claims against the Center members including this Company. Other defendant companies which are not Center members may be able to join the class action later. The class action proposes a voluntary settlement that offers a method for prompt compensation to claimants who were occupationally exposed to asbestos if they are impaired by such exposure. Claimants must meet certain exposure and medical criteria to receive compensation which is derived from historical settlement data. Under limited circumstances and in limited numbers, qualifying claimants may choose to litigate certain claims in court or through alternative dispute resolution, rather than accept an offered settlement amount, after their claims are processed within the system. No punitive damages will be paid under the proposed settlement. The settlement is designed to minimize transactional costs, including attorneys fees, and to relieve the courts of the burden of handling future asbestos-related personal injury claims. Each member of the Center has an obligation for its own fixed share in this proposed settlement. The Federal District Court has ruled that claimants who neither filed a lawsuit against the Company or other members of the Center for Claims Resolution for asbestos-related personal injury nor filed exclusion request forms to opt out of the settlement class action by January 24, 1994, are subject to the terms of the class action. The settlement class action does not include claims deemed otherwise not covered by the class action settlement, or claims for asbestos-related property damage. Agreed upon annual case flow caps and agreed upon compensation ranges for each compensable medical category including amounts paid even more promptly under the simplified payment procedures, have been established for an initial period of ten years. Case flow caps may be increased during the second five-year period depending upon case flow during the first five-year period. The case flow figures and annual compensation levels are subject to renegotiation after the initial ten-year period. On August 16, 1994, the Court tentatively approved the settlement, and notification has been provided to potential class members who were offered the opportunity to opt out by January 24, 1994. The Center had reserved the right to withdraw from the program if an excessive number of individuals opted out. The Center determined that there was not an excessive number of opt outs and decided to proceed with the settlement class action. The opt outs are not asbestos-related claims as such but rather are reservations of rights to possibly bring court actions in the future. Most of the opt outs were the subject of a motion before the Court that questioned their validity and sought a second notice period to determine whether or not they wished to remain outside the class action. The Court recently ruled on the motion and has ordered a new notice period for the opt outs. Therefore, the total number of effective opt outs cannot be determined at this time. The settlement will become final only after certain issues, including insurance coverage for class members' claims, are resolved and appeals are exhausted. This process could take up to several years. The Center members have stated their intention to resolve over a five-year period the asbestos-related personal injury claims pending prior to the date the settlement class action was filed. A significant number of these pending claims have been settled with a number of plaintiffs' counsel and a number of these claims are currently the subject of settlement negotiations, in both instances, based upon historical averages.

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

A few state and federal judges have undertaken to consolidate numbers of asbestos-related personal injury cases for trial. The Company has generally opposed as unfair the consolidation of numerous cases for trial. The Company recently commenced trial in Baltimore, Maryland, in one such consolidation in which common issues involved with an initial group of ten plaintiffs will bind the parties in the remaining approximately 170 cases.

Insurance Carriers/Wellington Agreement

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

The Company's insurance carriers providing coverage for asbestos-related claims are as follows: Reliance Insurance, Aetna Casualty and Surety Company and Liberty Mutual Insurance Companies are primary insurers that have subscribed to the Wellington Agreement. Travelers Insurance Company is a primary insurer that entered into a settlement agreement which complements Wellington. The excess insurers which subscribed to Wellington are Aetna Insurance Company, Fireman's Fund Insurance Company, Insurance Company of North America, Lloyds of London and various London market companies, Fidelity and Casualty Insurance Company, First State Insurance Company and U.S. Fire Insurance Company. Home Insurance Company and Travelers Insurance Company are excess insurers which entered into settlement agreements for coverage of personal injury claims which complement Wellington, and Great American is an excess insurer which also entered into a settlement agreement with the Company. The Company also entered into a settlement agreement with American Home Assurance Company and National Union Fire Insurance Company (known as the AIG Companies) and recently with CNA Insurance Company which complements the Wellington Agreement. Other excess insurers which remain as defendants against whom the Company has received a favorable trial and appellate court decision in the California insurance litigation described below are: Central National Insurance Company, Interstate Insurance Company, Puritan Insurance Company, and Commercial Union Insurance Company. Midland Insurance Company, an excess carrier, which insured the Company with $25 million of bodily injury products coverage, became insolvent during the trial. The Company is pursuing claims with the state guaranty associations on account of the Midland insolvency. The gap in coverage created by the Midland Insurance Company insolvency will be covered by other insurance. Certain companies in the

London block of coverage and certain carriers providing coverage at the excess level for property damage claims only have also become insolvent. In addition to the aforementioned insurance carriers, certain insurance carriers which were not included in the Company's California insurance litigation described later herein also provide insurance for asbestos-related property damage claims.

The Company along with 52 other companies (defendants in the asbestos-related litigation and certain of their insurers) signed the 1985 Agreement Concerning Asbestos-Related Claims (the "Wellington Agreement"). This Agreement provided for a final settlement of nearly all disputes concerning insurance for asbestos-related personal injury claims between the Company and three of its primary insurers and seven of its excess insurers which also subscribed to the Wellington Agreement. The one primary insurer that did not sign the Wellington Agreement had earlier entered into the Interim Agreement with the Company and had paid into the Wellington Asbestos Claims Facility (the "Facility"). The Wellington Agreement provides for those insurers to indemnify the Company up to the policy limits for claims that trigger policies in the insurance coverage period, and nearly all claims against the Company fall within the coverage period; both defense and indemnity are paid under the policies and there are no deductibles under the applicable Company policies. The Wellington Agreement addresses both products and non-products insurance coverage. One of the Company's larger excess insurance carriers entered into a settlement agreement in 1986 with the Company under which payments also were made through the Facility and are now being paid through the Center for Claims Resolution referenced below in this note. Coverage for asbestos-related property damage claims was not included in the settlement, and the agreement provides that either party may reinstitute a lawsuit in the event the coverage issues for property damage claims are not amicably resolved.

The Wellington Agreement also provided for the establishment of the Facility to evaluate, settle, pay and defend all pending and future asbestos-related personal injury claims against those companies which subscribed to the Agreement. The insurance coverage designated by the Company for coverage in the Facility consists of all relevant insurance policies issued to the Company from 1942 through 1976. Liability payments and allocated expenses with respect to each claim filed against Wellington Agreement subscribers who were defendants in the underlying asbestos-related personal injury litigation were allocated on a formula percentage basis to each such defendant, including the Company. The Facility, which has been dissolved, over time was negatively impacted by concerns raised by certain subscribers relating to their share of liability payments and allocated expenses and by certain insurer concerns with respect to defense costs and Facility operating expenses. As a result of seven subscribing companies giving notice that they wished to withdraw their cases from the Facility, a majority of the insurers and the company subscribing members agreed to dissolve the ongoing operation of the Facility as of October 3, 1988 and the Facility has now been fully dissolved. Except for eliminating the future availability of an insurer-paid special defense fund benefit linked to the existence of the Facility, a benefit not deemed material to the Company, the dissolution of the Facility essentially did not affect the Company's overall Wellington Agreement insurance settlement, which stood on its own separate from the Facility. The relinquishment of the insurer-paid special defense fund benefit was a condition of insurer support for the creation of the Center and its expected benefits.

Center for Claims Resolution

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

Property Damage Litigation

The Company is also one of many defendants in a total of 51 pending lawsuits and claims, including class actions, as of December 31, 1994, brought by public and private entities, including public school districts and public and private building owners. These lawsuits and claims include allegations of damage to buildings caused by asbestos-containing products and generally claim compensatory and punitive damages and equitable relief, including reimbursement of expenditures, for removal and replacement of such products. They appear to be aimed at friable (easily crumbled) asbestos-containing products, although allegations in some suits encompass all asbestos-containing products, including allegations with respect to asbestos-containing resilient floor covering materials. Among the lawsuits that have been resolved are four class actions which had been certified, each involving a distinct class of building owner: public and private schools; Michigan state public and private schools; colleges and universities, and private property owners who leased facilities to the federal government. The settlements reached with the class representatives for three of the four classes are subject to a fairness hearing. The Court in the Michigan class action has given final approval to that settlement. The Company vigorously denies the validity of the allegations against it contained in these suits and claims. Increasing defense costs, paid by the Company's insurance carriers either under reservation or settlement arrangement, will be incurred. As a consequence of the California insurance litigation discussed elsewhere in this note, the Company believes that it is probable that costs of the property damage litigation that are being paid by the Company's insurance carriers under reservation of rights will not be subject to recoupment. These suits and claims were not handled by the former Facility nor are they being handled by the Center.

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

California Insurance Coverage Lawsuit

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

The Company also settled both asbestos-related personal injury and property damage coverage issues with a small excess carrier and in 1991 settled those same issues with a larger excess carrier. In these settlements, the Company and the insurers agreed to abide by the final judgment of the trial court in the California insurance litigation with respect to coverage for asbestos-related claims. In 1994, the Company also settled coverage issues for asbestos-related claims with a significant excess carrier.

Non-Products Insurance Coverage

Non-products insurance coverage is included in the Company's primary insurance policies and certain excess policies for non-products claims. The settlement agreement referenced above with one primary carrier included an amount for non-products claims. Non-products claims include claims that may have arisen out of exposure during installation of asbestos materials or before control of such materials has been relinquished. Negotiations have been undertaken with the Company's primary insurance carriers and are currently underway with several of them to categorize the percentage of previously resolved and yet to be resolved asbestos-related personal injury claims as non-products claims and to establish the entitlement to such coverage. The additional coverage potentially available to pay claims categorized as non-products is substantial, and at the primary level, includes defense costs in addition to limits. No agreement has been reached with the primary carriers on the amount of non-products coverage attributable to claims that have been disposed of or the type of claims that should be covered by non-products insurance. One of the primary carriers alleges that it is no longer bound by the Wellington Agreement and one primary carrier seemingly takes the view that the Company verbally waived certain rights regarding non-products coverage against that carrier at the time the Wellington Agreement was signed. All the carriers presumably raise various reasons why they should not pay their coverage obligations. The Company is entitled to pursue alternative dispute resolution proceedings against the primary and certain excess carriers to resolve the non-products coverage issues.

ACandS, Inc., a former subsidiary of the Company, which for certain insurance periods has coverage rights under some of the Company's insurance policies, and has accessed such coverage on the same basis as the Company, was a subscriber to the Wellington Agreement, but is not a subscriber to the Center. The Company and ACandS, Inc., have negotiated a settlement agreement which reserves for ACandS, Inc., a certain amount of insurance from the joint policies reserved solely for its own use in the payment of defense and indemnity costs for asbestos-related claims.

Conclusions

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

The Company does not know how many claims will be filed against it in the future, nor the details thereof or of pending suits not fully reviewed, nor the expense and any liability that may ultimately result therefrom, nor does the Company know whether the settlement class action will ultimately succeed, the number of individuals who ultimately will be deemed to have opted out or who could file claims outside the settlement class action, nor the annual claims flow caps to be negotiated after the initial ten-year period for the settlement class action or the compensation levels to be negotiated for such claims or the scope of its non-products coverage ultimately deemed available or the ultimate conclusion of the California insurance coverage litigation.

Beginning with the first quarter 1994, the Company's balance sheet reflected a liability--"Asbestos-Related Liabilities" and an asset--"Insurance for Asbestos-Related Liabilities." This accounting presentation is required by the Securities and Exchange Commission's Staff Accounting Bulletin No. 92 which states that liabilities and assets related to contingencies should be evaluated and recorded separately pursuant to Financial Accounting Standards Board Interpretation No. 39 unless a contractual "right of setoff" exists. Prior to the first quarter 1994, the Company had set off such amounts for financial reporting.

In accordance with the foregoing accounting presentation and subject to the uncertainties and limitations referred to in this note and based upon its experience and other factors also referred to in this note, the Company believes that the estimated $198 million in liability and defense costs recorded on the balance sheet will be incurred to resolve an estimated 73,000 asbestos-related personal injury claims pending against the Company as of December 31, 1994. These claims include claims that were filed for the period from January 1, 1994, to January 24, 1994, and which previously were treated as potentially included within the settlement class action, and claims filed by claimants who have been identified as having filed exclusion request forms to opt out of the settlement class action. A ruling has been received from the Court that has established January 24, 1994, as the date after which any asbestos-related personal injury claims filed by non-opt-out claimants against the Company or other members of the Center for Claims Resolution are subject to the settlement class action. In addition to the currently estimated pending claims and any claims filed by individuals deemed to have opted out of the settlement class action, any claims otherwise determined not to be subject to the settlement class action, will be resolved outside the settlement class action. The Company does not know how many such claims ultimately may be filed by claimants deemed to have opted out of the class action or by claimants otherwise determined not to be subject to the settlement class action.

An insurance asset in the amount of $198 million recorded on the balance sheet reflects the Company's belief in the availability of insurance in this amount to cover the liability in like amount referred to above. Such insurance has either been agreed upon or is probable of recovery through negotiation, alternative dispute resolution or litigation. The Company also notes that, based on maximum mathematical projections covering a ten-year period from 1994 to 2004, its estimated cost in the settlement class action reflects a reasonably possible additional liability of $245 million. A portion of such additional liability may not be covered by the Company's ultimately applicable insurance recovery. However, the Company believes that any after-tax impact on the difference between the aggregate of the estimated liability for pending cases and the estimated cost for the ten-year maximum mathematical projection, and the probable insurance recovery, would not be material either to the financial condition of the Company or to its liquidity, although it could be material to earnings if it is determined in a future period to be appropriate to record a reserve for this difference. The period in which such a reserve may be recorded and the amount of any reserve that may be appropriate cannot be determined at this time. Subject to the uncertainties and limitations referred to elsewhere in this note and based upon its experience and other factors referred to above, the Company believes it is probable that substantially all of the expenses and any liability payments associated with the asbestos-related property damage claims will be paid under an existing interim agreement, by insurance coverage settlement agreements and through additional coverage reasonably anticipated from the outcome of the insurance litigation.

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

                        _______________________________


TINS Litigation

In 1984, suit was filed against the Company in the U. S. District Court for the District of New Jersey (the "Court") by The Industry Network System, Inc.
(TINS), a producer of video magazines in cassette form, and Elliot Fineman, a consultant (Fineman and The Industry Network System, Inc. v. Armstrong World
            ----------------------------------------------------------------
Industries, Inc., C.A. No. 84-3837 JWB).  At trial, TINS claimed, among other
- --------------------------------------
things, that the Company had improperly interfered with a tentative contract which TINS had with an independent distributor of the Company's flooring products and further claimed that the Company used its alleged monopoly power in resilient floor coverings to obtain a monopoly in the video magazine market for floor covering retailers in violation of federal antitrust laws. The Company denied all allegations. On April 19, 1991, the jury rendered a verdict in the case, which as entered by the court in its order of judgment, awarded the plaintiffs the alternative, after all post-trial motions and appeals were completed, of either their total tort claim damages (including punitive damages), certain pre-judgment interest, and post-judgment interest or their trebled antitrust claim damages, post-judgment interest and attorneys fees. The higher amount awarded to the plaintiffs as a result of these actions totaled $224 million in tort claim damages and pre-judgment interest, including $200 million in punitive damages.

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

The Court of Appeals granted the Company's motion to stay return of the case to the District Court pending the Company's Petition for Certiorari to the Supreme Court appealing certain antitrust rulings of the Court of Appeals. The Company was informed on February 22, 1993, that the Supreme Court denied its Petition. After the case was remanded by the Third Circuit Court of Appeals in Philadelphia to the U.S. District Court in Newark, New Jersey, a new trial commenced on April 26, 1994. TINS claimed damages in the form of lost profits ranging from approximately $17 million to approximately $56 million. Plaintiff also claimed punitive damages in conjunction with its request for tort damages. Other damages sought included reimbursement of attorneys' fees and interest, including prejudgment interest.

On August 19, 1994, the jury returned a verdict in favor of the Company finding that the Company had not caused damages to TINS. The court subsequently entered judgment in the Company's favor based upon the verdict. TINS' motion for a new trial based upon alleged inaccurate jury instructions and alleged improper evidentiary rulings during the trial was denied and TINS has filed a Notice of Intent to Appeal with the U.S. Court of Appeals for the Third Circuit.


                         _____________________________

Environmental Remediation


Thomasville Furniture Industries, Inc. and seven other parties have been identified by the U. S. Environmental Protection Agency ("USEPA") as Potentially Responsible Parties ("PRPs") to fund the cost of remediating environmental conditions at the Buckingham County (Virginia) Landfill, a former waste disposal site which has been listed as a federal Superfund site. After review of investigative studies to determine the nature and extent of contamination and identify various remediation alternatives, USEPA issued its Proposed Remedial Action Plan in May 1993 proposing a $21 million clean-up cost. In November 1993, USEPA issued a revised plan which recommended a reduced $3.5 million alternative, subject to additional costs depending on test results. In September 1994, USEPA issued a Record of Decision in the matter providing two alternative remedies for the site. Both options provide for limited capping and long-term groundwater monitoring, as well as limited source control and groundwater treatment in the event monitoring demonstrates contaminant migration. The PRPs' consultants current estimate for the cost of required remediation at the site is approximately $2.2 million, subject to additional costs depending on long-term monitoring results. USEPA's current estimate, however, is $4.34 million. Discussions with USEPA are continuing regarding finalization of the appropriate remedial plan.

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


                              PART II
                              --------


Item 5.  Market for the Registrant's Common Stock and Related Security Holder
- -----------------------------------------------------------------------------
         Matters
         -------

The Company's Common Stock is traded on the New York Stock Exchange, Inc., the Philadelphia Stock Exchange, Inc., and the Pacific Stock Exchange, Inc. As of February 6, 1995, there were approximately 7,443 holders of record of the Company's Common Stock.

                                                                                                                              Total
Quarterly financial information (millions except for per-share data)    First       Second        Third       Fourth          year
====================================================================================================================================
1994
====================================================================================================================================
Net sales                                                              $642.7       $689.3       $715.3       $705.4      $2,752.7
- ------------------------------------------------------------------------------------------------------------------------------------
Gross profit*                                                           192.4        220.6        231.9        203.1         848.0
- ------------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                             48.0         53.3         61.6         47.5         210.4
- ------------------------------------------------------------------------------------------------------------------------------------
Per share of common stock:**
- ------------------------------------------------------------------------------------------------------------------------------------
  Primary                                                                 1.17         1.31         1.54         1.17          5.22
- ------------------------------------------------------------------------------------------------------------------------------------
  Fully diluted                                                           1.06         1.18         1.37         1.04          4.64
- ------------------------------------------------------------------------------------------------------------------------------------
Dividends per share of common stock                                        .30          .32          .32          .32          1.26
- ------------------------------------------------------------------------------------------------------------------------------------
Price range of common stock--low                                         49 3/8       43 3/8       43           36            36
- ------------------------------------------------------------------------------------------------------------------------------------
Price range of common stock--high                                        57 1/2       57 1/4       53 7/8       46 5/8        57 1/2
====================================================================================================================================
1993
====================================================================================================================================
Net sales                                                              $611.9       $629.0       $660.1       $624.4      $2,525.4
- ------------------------------------------------------------------------------------------------------------------------------------
Gross profit*                                                           154.9        179.6        193.7        178.0         706.2
- ------------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                      11.3         31.9         42.3        (22.0)         63.5
- ------------------------------------------------------------------------------------------------------------------------------------
Per share of common stock:**
- ------------------------------------------------------------------------------------------------------------------------------------
  Primary                                                                  .21          .76         1.04         (.68)         1.32
- ------------------------------------------------------------------------------------------------------------------------------------
  Fully diluted                                                            .21          .68          .93         (.68)         1.26
- ------------------------------------------------------------------------------------------------------------------------------------
Dividends per share of common stock                                        .30          .30          .30          .30          1.20
- ------------------------------------------------------------------------------------------------------------------------------------
Price range of common stock--low                                         28 7/8       29 3/8       30 1/4       40 1/4        28 7/8
- ------------------------------------------------------------------------------------------------------------------------------------
Price range of common stock--high                                        33 1/8       34 3/4       42 1/2       55 1/4        55 1/4
====================================================================================================================================

*Gross profit has been restated to reflect certain reclassification of expenses for years 1994 and 1993.

**The sum of the quarterly earnings (loss) per-share data does not always equal the total year amounts due to changes in the average shares outstanding and, for fully diluted data, the exclusion of the antidilutive effect in certain quarters.

Item 6.  Selected Financial Data
- ---------------------------------

- --------------------------------------------------------------------------------
                              NINE - YEAR SUMMARY
- --------------------------------------------------------------------------------

($ millions except for
per-share data)  FOR YEAR            1994       1993       1992       1991       1990       1989       1988       1987       1986
====================================================================================================================================
Net sales                         2,752.7    2,525.4    2,549.8    2,439.3    2,518.8    2,488.7    2,261.2    1,969.6    1,602.3
- ------------------------------------------------------------------------------------------------------------------------------------
Cost of goods sold                1,904.7    1,819.2    1,903.8    1,814.4    1,830.5    1,776.8    1,621.2    1,390.7    1,125.3
- ------------------------------------------------------------------------------------------------------------------------------------
Selling, general and
  administrative expenses           514.8      493.6      506.6      474.4      461.5      437.1      383.2      333.2      279.8
- ------------------------------------------------------------------------------------------------------------------------------------
Restructuring charges                  --       89.9      165.5       12.8        6.8        5.9         --         --         --
- ------------------------------------------------------------------------------------------------------------------------------------
Gain from sales of woodlands           --         --         --         --      (60.4)      (9.5)      (1.9)        --         --
- ------------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)             333.2      122.7      (26.1)     137.7      280.4      278.4      258.7      245.7      197.2
- ------------------------------------------------------------------------------------------------------------------------------------
Interest expense                     28.3       38.0       41.6       45.8       37.5       40.5       25.8       11.5        5.4
- ------------------------------------------------------------------------------------------------------------------------------------
Other expense (income), net            .4       (6.0)      (7.3)      (8.4)      19.8       (5.7)     (13.1)      (4.3)      (3.0)
- ------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing
  businesses before income taxes    304.5       90.7      (60.4)     100.3      223.1      243.6      246.0      238.5      194.8
- ------------------------------------------------------------------------------------------------------------------------------------
Income taxes                         94.1       27.2        (.5)      39.7       76.7       85.9       92.4       97.4       82.6
- ------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing
  businesses                        210.4       63.5      (59.9)      60.6      146.4      157.7      153.6      141.1      112.2
- ------------------------------------------------------------------------------------------------------------------------------------
  As a percentage of sales            7.6%       2.5%      (2.3)%      2.5%       5.8%       6.3%       6.8%       7.2%       7.0%
- ------------------------------------------------------------------------------------------------------------------------------------
  As a percentage of average
    monthly assets (a)               10.5%       3.2%      (2.8)%      2.9%       7.1%       8.3%      10.2%      11.6%      11.3%
- ------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing
  businesses applicable to
  common stock (b)                  196.3       49.6      (73.7)      41.2      126.9      148.0      153.2      140.7      111.8
- ------------------------------------------------------------------------------------------------------------------------------------
  Per common share--primary           5.22       1.32      (1.98)      1.11       3.26       3.26       3.31       2.98       2.33
- ------------------------------------------------------------------------------------------------------------------------------------
  Per common share--fully
    diluted (c)                       4.64       1.26      (1.98)      1.11       2.99       3.11       3.31       2.98       2.33
- ------------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                 210.4       63.5     (227.7)      48.2      141.0      187.6      162.7      150.4      122.4
- ------------------------------------------------------------------------------------------------------------------------------------
  As a percentage of sales            7.6%       2.5%      (8.9)%      2.0%       5.6%       7.5%       7.2%       7.6%       7.6%
- ------------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) applicable
  to common stock (b)               196.3       49.6     (241.5)      28.8      121.5      177.9      162.3      150.0      122.0
- ------------------------------------------------------------------------------------------------------------------------------------
  As a percentage of average
    shareholders' equity             31.3%       9.0%     (33.9)%      3.3%      13.0%      17.9%      17.0%      17.6%      16.0%
- ------------------------------------------------------------------------------------------------------------------------------------
  Per common share--primary           5.22       1.32      (6.49)       .77       3.12       3.92       3.51       3.18       2.54
- ------------------------------------------------------------------------------------------------------------------------------------
  Per common share--fully
    diluted (c)                       4.64       1.26      (6.49)       .77       2.86       3.72       3.51       3.18       2.54
- ------------------------------------------------------------------------------------------------------------------------------------
Dividends declared per share
  of common stock                     1.26       1.20       1.20       1.19       1.135      1.045       .975       .885       .7325
- ------------------------------------------------------------------------------------------------------------------------------------
Purchases of property, plant
  and equipment                     148.3      117.6      115.8      133.8      195.1      231.0      198.7      183.0      139.8
- ------------------------------------------------------------------------------------------------------------------------------------
Aggregate cost of acquisitions         --         --        4.2         --       16.1         --      355.8       71.5       53.1
- ------------------------------------------------------------------------------------------------------------------------------------
Total depreciation and
  amortization                      133.4      130.0      136.9      135.7      130.1      134.0      109.2       91.4       74.3
- ------------------------------------------------------------------------------------------------------------------------------------
Average number of employees--
  continuing businesses          20,583     21,682     23,500     24,066     25,014     25,349     22,801     21,020     18,916
- ------------------------------------------------------------------------------------------------------------------------------------
Average number of common
  shares outstanding                 37.5       37.2       37.1       37.1       38.8       45.4       46.2       47.2       48.1
====================================================================================================================================
YEAR-END POSITION
====================================================================================================================================
Working capital                     303.7      204.1      167.1      238.9      181.8      323.5      139.0      255.3      327.7
- ------------------------------------------------------------------------------------------------------------------------------------
Net property, plant and
  equipment                       1,069.9    1,039.1    1,072.0    1,152.9    1,147.4    1,059.2    1,040.2      760.7      603.0
- ------------------------------------------------------------------------------------------------------------------------------------
Total assets                      2,232.5    1,929.3    2,009.8    2,149.9    2,146.3    2,033.0    2,097.7    1,602.5    1,298.2
- ------------------------------------------------------------------------------------------------------------------------------------
Long-term debt                      237.2      256.8      266.6      301.4      233.2      181.3      185.9       67.7       58.8
- ------------------------------------------------------------------------------------------------------------------------------------
Total debt as a percentage of
  total capital (d)                  41.4%      52.2%      57.2%      46.9%      45.7%      36.1%      35.9%      22.8%      16.9%
- ------------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity                735.1      569.5      569.2      885.5      899.2      976.5    1,021.8      913.8      813.0
- ------------------------------------------------------------------------------------------------------------------------------------
Book value per share of
  common stock                       18.97      14.71      14.87      23.55      24.07      23.04      21.86      19.53      16.85
- ------------------------------------------------------------------------------------------------------------------------------------
Number of shareholders  (e) (f)   7,473      7,962      8,611      8,896      9,110      9,322     10,355      9,418      9,621
- ------------------------------------------------------------------------------------------------------------------------------------
Common shares outstanding            37.5       37.2       37.1       37.1       37.1       42.3       46.3       46.2       47.5
- ------------------------------------------------------------------------------------------------------------------------------------
Market value per common share        38 1/2     53 1/4     31 7/8     29 1/4     25         37 1/4     35         32 1/4     29 7/8
- ------------------------------------------------------------------------------------------------------------------------------------

Notes:
(a)  Assets exclude insurance for asbestos-related liabilities.
(b) After deducting preferred dividend requirements and adding the tax benefits for unallocated shares.
(c)  See italicized definition of fully diluted earnings per share on page 28.
(d) Total debt includes short-term debt, current installments of long-term debt, long-term debt and ESOP loan guarantee. Total capital includes total debt and total shareholders' equity.
(e) Includes one trustee who is the shareholder of record on behalf of approximately 4,300 to 4,700 employees for years 1988 through 1994.
(f) Includes, for 1987 and 1986, a trustee who was the shareholder of record on behalf of approximately 11,000 employees who obtained beneficial ownership through the Armstrong Stock Ownership Plan, which was terminated at the end of 1987.

Item 7.  Management's Discussion and Analysis of Financial Condition and
- -------------------------------------------------------------------------
         Results of Operations
         ----------------------

- --------------------------------------------------------------------------------
1994 compared with 1993
- --------------------------------------------------------------------------------

Financial condition

   As shown on the Consolidated Statement of Cash Flows (see page 31), net cash provided by operating activities in 1994 was $300.9 million, which was more than sufficient to cover working capital requirements; payment of dividends; the payment for restructuring activities and the investment in property, plant and equipment. The remaining cash, including proceeds from stock options exercised and the cash proceeds from the sale of assets and the company's majority investment in BEGA/US, Inc., was used to reduce debt by $95.3 million and to repurchase shares of the company's common stock for the treasury.

   In November 1994, the Board of Directors authorized the company to repurchase up to 2.5 million shares of its common stock, either in the open market or in negotiated transactions. The timing and number of shares repurchased depends on a combination of market conditions, other investment opportunities and continued cash flow strength. As of December 31, 1994, the company had repurchased 270,000 shares with a cash outlay of $10.6 million.

   Working capital was $303.7 million as of December 31, 1994, $99.6 million higher than the $204.1 million at year-end 1993. The primary reasons for the increase in working capital were the $73.8 million repayment of short-term debt and the $36.5 million increase in accounts receivable resulting from higher sales levels. Modest increases in other assets including inventories and lower levels of income taxes payable also increased working capital by $22.3 million. Partially offsetting the working capital increase were higher levels of accounts payable and accrued expenses totaling $33 million.

   The company's 1994 year-end ratio of current assets to current liabilities was 1.78 to 1 compared with a ratio of 1.47 to 1 reported in 1993. The major reason for the ratio increase was the $73.8 million reduction of short-term debt.

   Long-term debt, excluding the company's guarantee of the ESOP loan, was reduced by $19.6 million in 1994. At year-end 1994, long-term debt of $237.2 million represented 19% of total capital compared with 22% at the end of 1993. The 1994 and 1993 year-end ratio of total debt as a percent of total capital was 41.4% and 52.2%, respectively.

   During the first quarter of 1994, the company terminated, prior to maturity, a notional amount $25 million interest rate swap and, in the second quarter of 1994, a notional amount $15 million interest rate swap matured. During the fourth quarter of 1993, the company terminated, prior to maturity, two notional amount $50 million interest rate swaps and foreign currency swaps of French francs 182.4 million and Belgian francs 270 million. The company's management of foreign currency and interest rate exposures resulted in a loss of $1.7 million in 1994 compared with a gain in 1993 of $1.9 million. As of December 31, 1994, the company had no outstanding interest rate or currency swaps.

   The company is involved in significant asbestos-related litigation which is described more fully on pages 43-45 and which should be read in connection with this discussion and analysis. The company does not know how many claims will be filed against it in the future, nor the details thereof or of pending suits not fully reviewed, nor the expense and any liability that may ultimately result therefrom, nor does the company know whether the settlement class action will ultimately succeed, the number of individuals who will ultimately be deemed to have opted out or who could file claims outside the settlement class action, nor the annual claims caps to be negotiated after the initial 10-year period for the settlement class action or the compensation levels to be negotiated for such claims, nor the scope of its nonproducts coverage ultimately deemed available or the ultimate conclusion of the California insurance coverage litigation. Subject to the foregoing and based upon its experience and other factors also referred to above, the company believes that the estimated $198 million in liability and defense costs recorded on the 1994 balance sheet will be incurred to resolve an estimated 73,000 asbestos-related personal injury claims pending against the company as of December 31, 1994. These claims include those that were filed for the period from January 1, 1994, to January 24, 1994, and which were previously treated as potentially included within the settlement class action, and those claims filed by claimants who have been identified as having filed exclusion request forms to opt out of the settlement class action. A ruling from the Court established January 24, 1994, as the date after which any asbestos-related personal injury claims filed by non-opt-out claimants against the company or other members of the Center for Claims Resolution are subject to the settlement class action. In addition to the currently estimated pending claims and any claims filed by individuals deemed to have opted out of the settlement class action, any claims otherwise determined not to be subject to the settlement class action will be resolved outside the settlement class action. The company does not know how many such claims ultimately may be filed by claimants deemed to have opted out of the class action or by claimants otherwise determined not to be subject to the settlement class action.

   An insurance asset in the amount of $198 million recorded on the 1994 balance sheet reflects the company's belief in the availability of insurance in this amount to cover the liability in like amount referred to above. Such insurance has either been agreed upon or is probable of recovery through negotiation, alternative dispute resolution or litigation. The company also notes that, based on maximum mathematical projections covering a 10-year period from 1994 to 2004, its estimated cost in the settlement class action reflects a reasonably possible additional liability of $245 million. A portion of such additional liability may not be covered by the company's ultimately applicable insurance recovery. However, the company believes that any after-tax impact on the difference between the aggregate of the estimated liability for pending cases and the estimated cost for the 10-year maximum mathematical projection, and the probable insurance recovery, would not be material either to the financial condition of the company or to its liquidity, although it could be material to earnings if it is determined in a future period to be appropriate to record a reserve for this difference. The period in which such a reserve may be recorded and the amount of any reserve that may be appropriate cannot be determined at this time. Subject to the uncertainties and limitations referred to above and based upon its experience and other factors, the company believes it is probable that substantially all of the expenses and any liability payments associated with the asbestos-related property damage claims will be paid under an existing interim agreement, by insurance coverage settlement agreements and through additional coverage reasonably anticipated from the outcome of the insurance litigation.

   Even though uncertainties still remain as to the potential number of unasserted claims, liability resulting therefrom and the ultimate scope of its insurance coverage, after consideration of the factors involved, including the Wellington Agreement, the referenced settlements with other insurance carriers, the results of the trial phase and the intermediate appellate stage of the California insurance coverage litigation, the remaining reserve, the establishment of the Center, the proposed settlement class action and its experience, the company believes the asbestos-related lawsuits and claims against the company would not be material either to the financial condition of the company or to its liquidity, although as stated above, the net effect of any future liabilities recorded in excess of insurance assets could be material to earnings in such future period.

   Reference is made to the litigation involving The Industry Network System, Inc. (TINS), discussed on page 46. In 1994, the jury returned a verdict finding that the company had not caused damages to TINS, and the court subsequently entered judgment in the company's favor. TINS' motion for a new trial was denied. TINS has filed a notice of intent to appeal with the U.S. Court of Appeals for the Third Circuit.

   Reference is also made to environmental matters as discussed on pages 39, 40 and 46. The company believes any sum it may have to pay in connection with environmental matters in excess of amounts accrued would not have a material adverse affect on its financial condition, liquidity or results of operations.

   In February 1995, Armstrong arranged a $200 million, five-year revolving line of credit with 10 banks. The line of credit is for general corporate purposes, including a backstop for commercial paper notes. This replaced $245 million of short-term bilateral lines of credit with eight banks.

   Should a need develop for additional financing, it is management's opinion that the company has sufficient financial strength to warrant the required support from lending institutions and financial markets.

Consolidated results

   Record net sales in 1994 of $2.75 billion were 9% higher than the 1993 sales of $2.53 billion. Armstrong's U.S. residential markets reflected continued strength in 1994, while European area economic conditions improved in 1994 causing a rebound in sales opportunity. On a worldwide basis, the commercial and institutional end-use markets also improved, favorably affecting sales opportunity. Armstrong took advantage of this opportunity and increased sales in nearly every one of its businesses. The introduction of new products, primarily for the residential markets, also helped to increase sales in 1994.

   Record net earnings were $210.4 million compared with net earnings of $63.5 million in 1993. The 1993 earnings included restructuring charges of $60.0 million after tax. Net earnings per common share were $5.22 on a primary basis and $4.64 on a fully diluted basis compared with $1.32 and $1.26, respectively, for 1993.

   Armstrong's measure of return on average monthly assets was 10.5% for 1994 compared with 3.2% for 1993. Average monthly assets exclude the insurance for asbestos-related liabilities. The return on common shareholders' equity in 1994 was 31.3% compared with 9.0% in 1993.

   Cost of goods sold as a percent of sales was 69.2% for the year, the lowest level for more than a quarter of a century, which compares favorably to 1993's cost of goods sold of 72.0%. The continuing reduction in cost of goods sold reflects the positive influence of the prior two years' restructuring programs, productivity improvement in all our businesses, sales price increases in a number of our businesses, some product mix improvement and the introduction of new products, primarily in our residential businesses. During 1994, $12.0 million of the $14.6 million before-tax gain from a reduction in Armstrong's health-care liability for employees on long-term disability also lowered the cost of goods sold. The reduction resulted from actions taken by the company to qualify these employees for primary coverage under Medicare.

   Selling, general and administrative expenses represent 18.7% of sales, down from the 19.5% reported for 1993 with overall expenses increasing 4.3% when comparing 1994 with those of 1993. Higher costs for the use of consultants in improving the company's global competitiveness and for special incentive awards to motivate superior performance were partially offset by the previously mentioned gain from the reduction in the health-care liability and a gain from the sale of Armstrong's majority interest in BEGA/US, Inc.

   No restructuring charges were recorded in 1994. However, 1993 results included $89.9 million before tax of restructuring charges associated with Armstrong initiatives to enhance its global competitiveness. These costs were primarily associated with eliminating approximately 950 employee positions in the U.S. and Europe. More than half of the amounts accrued at the end of 1993 were used with much of the remaining accrual to be utilized in 1995.

   Interest expense was significantly reduced in 1994 compared with last year and was the result of lower debt levels.

   The effective tax rate for 1994 was 30.9% compared with 30.0% in 1993. The current year tax rate was helped by a gain of $6.5 million from the reversal of previously accrued tax expense following resolution of the company's 1988, 1989 and 1990 tax audits, the positive effect of about $5.4 million of tax benefits related to taxes on foreign income and state income taxes as a result of the realization of previously unrecognized deferred tax assets and lower withholding taxes on foreign dividends. In addition, the company utilized excess foreign tax credits during 1994. The 1993 tax rate reflected the company's higher use of foreign tax credits, reductions of deferred taxes resulting from some countries lowering their statutory tax rates and lower foreign tax rates, which more than offset the 1% increase in the U.S. statutory tax rate.

Geographic area results (see page 7)

   United States--Sales increased by more than 9% while operating income was nearly double when compared with 1993. The primary end-use markets--residential, which reflected continued strength from the prior year, and commercial/institutional that became stronger during 1994--had a positive effect on this area. Even though interest rates were raised six times during 1994, they had very little effect on 1994's results. During 1994, both single family housing starts and sales of existing single family homes rose close to 5%. Nonresidential new construction grew at a rate of over 8% in 1994. The long-term effect of higher interest rates may slow future sales growth in these market segments.

   Higher sales occurred primarily in the furniture and floor coverings segments. As in past years, higher sales levels continued through the national home centers and mass merchandisers channel. New product introductions for the residential end-use markets also provided additional sales.

   While the higher sales levels were a key factor, the significant restructuring actions of the past two years also played a major part in increasing operating income mainly in the building products segment and the ceramic tile portion of the floor coverings segment. Sales price increases occurred in most of the U.S. businesses and had a positive effect on operating income.

   Export sales of Armstrong products from the U.S. to trade customers increased $14 million, or 51%, compared with 1993.

   Europe--During mid-1994, the economic conditions began to improve and helped Armstrong's end-use markets. For the year, sales increased nearly 6% and operating income improved by 138%. All the company's European businesses recorded year-to-year sales increases. Operating income was helped significantly by improved productivity--much of it related to restructuring actions taken in 1992 and 1993. The results in the European insulation products business were adversely affected by increased competitive pricing and higher than usual obsolescence of equipment.

   Other foreign--Sales in 1994 reversed a four-year declining trend and increased by 13% compared with 1993. Operating income declined by $2.4 million, or 24%, reflecting the competitive pricing and higher expenses needed to penetrate the Chinese and other Far East markets and a shift in product mix towards lower margin commodity products.

Industry segment results (see page 3)

   Floor coverings--Worldwide sales were 8% higher in 1994, with operating income increasing by 69% from 1993 levels. The 1993 operating income included almost $28 million of restructuring charges with three-fourths of the charges related to ceramic tile and the remainder to resilient flooring.

   The resilient flooring portion of the segment recorded strong sales growth in both North America and Europe. The U.S. resilient flooring business continued to benefit in 1994 from higher sales of existing homes, new residential construction and continued strength in the commercial construction and remodeling markets. This was accomplished even in light of the numerous interest rate increases throughout 1994. Successful new product introductions in the second half of 1994 helped to improve sales. The ceramic tile portion recorded sales increases in both the commercial and residential parts of the business with the residential part reflecting the highest growth.

   The year-to-year improvement in operating income was almost equally divided between resilient flooring, ceramic tile and the absence of restructuring charges in 1994. Ceramic tile recorded a significant operating loss in 1993 that was reversed in 1994 with a small operating income. The major restructuring actions of the past two years, primarily in manufacturing, some sales price increases, some unit volume increases and the continued development of the residential market were key factors for this turnaround. In the resilient flooring portion of the segment, operating income improvement was the result of higher sales volume, some sales price increases and manufacturing productivity improvements. Offsetting some of the effects of these positive items were higher raw material costs that became more notable in the second half of the year. Sales prices were increased as of January 1995 to offset the rise in raw material prices.

   Capital expenditures increased by about one-third over those of 1993. The expenditures continue to be concentrated on improving manufacturing productivity, increasing capacity and developing business systems.

   Building products--During 1994, commercial and institutional end-use markets continued to provide more opportunity. Sales grew more than 7% with North American sales growing faster than those of the European area. The Pacific area recorded the highest percentage growth with new business in China being a factor.

   Operating income, excluding the effects of restructuring charges in 1993, recorded the fastest growth of any segment--up 167% over 1993. While higher sales levels and sales price increases had a positive impact on operating income, the prior two years' restructuring actions dramatically reduced manufacturing costs and had the most significant impact on results.

   Capital expenditures were increased about one-third over those of the past two years and were directed at higher productivity levels and improving capacity. 1994 expenditures were about the same as depreciation levels.

   Furniture--This segment had the highest year-to-year sales growth, an increase of 17%. All areas of this business--Thomasville wood, Armstrong retail, upholstered furniture, RTA and contract--had significant increases, with the latter three businesses' increase in percentage in the 30s and the first two in the teens. Again in 1994, U.S. consumer household durable goods spending increased.

   Operating income increased by 56%, excluding the impact of the 1993 restructuring charges. Operating margins of 7.3% were the highest in the past four years. The higher profitability was the result of higher sales, improved sales pricing and new product introductions partially offset by some increased raw material costs.

   Capital expenditures, which exceeded depreciation levels, increased in 1994 with a large portion providing more capacity for upholstered furniture.

   Industry products--Sales increased by 5% while operating income improved only 3% when the 1993 restructuring charges of nearly $13 million are excluded. This segment is highly influenced by its European orientation and the rebound in that area's economies that started in the second half of 1994.

   The insulation business, the largest portion of this segment, recorded sales growth of about 5% while operating income was slightly higher than 1993. During 1994, this business lowered sales prices to meet intense European competition, recorded higher than usual obsolescence of equipment and incurred some start-up costs for its new manufacturing facility in Panyu, China.

   The gasket materials business grew sales by 18% and pushed operating income 32% higher. This business was favorably affected by the strong automotive markets in 1994.

   The textile mill supply business saw its 1994 sales decline by 4% due to soft end-use markets on a worldwide basis and strong competitive pressures. A small operating loss was recorded for 1994 as this business continues to reengineer its operations.

   Capital expenditures were slightly higher in 1994 than 1993, but continue to exceed depreciation. A significant portion of the expenditures were in the insulation products business.

   In the first quarter of 1995, the company announced the planned closing of the Braintree, Massachusetts, manufacturing facility that produces elastomeric pipe insulation, specialty gasket materials and textile spinning accessories. This plant is to phase out operations by the end of 1995. There will be a nonrecurring charge to first-quarter 1995 financial results of an after-tax amount substantially less than 1% of the company's total assets as of December 31, 1994, or in the range of $10 million to $15 million after tax. The company expects to maintain uninterrupted service to its customers during the planned transition period. The insulation products business would plan to continue to make a full range of products at other locations within the United States. The gasket products business would consolidate its operations at its Fulton, New York, plant. Textile manufacturing operations would be integrated into the existing Greenville, South Carolina, facility.

- --------------------------------------------------------------------------------
1994 compared with 1993
- --------------------------------------------------------------------------------

Financial condition

   As shown on the Consolidated Statements of Cash Flows, net cash provided by operating activities in 1993 was $291.2 million which was more than sufficient to cover investments in property, plant and equipment and dividends. The excess cash, plus cash proceeds from the sale of assets and the decrease in cash and cash equivalents, was used to reduce debt by $124.1 million.

   For 1993, the company recorded an $89.9 million charge before tax ($60.0 million after tax) for restructuring resulting from 1993 decisions associated with major process improvements and significant organizational changes. Approximately 80% of the before-tax losses related to charges for severance and special retirement incentives associated with the elimination of approximately 950 employee positions, and approximately one-third of the before-tax loss represented future cash outlays. For 1992, the company recorded a $165.5 million before-tax restructuring charge which included severance pay and special retirement incentives associated with the elimination of approximately 1,440 employee positions. The operating cash savings, resulting from restructuring actions taken during 1993 and 1992, more than offset the 1993 cash outlay of $39.3 million for restructuring.

   During the fourth quarter of 1993, the company terminated, prior to maturity, interest rate swaps totaling $100 million and currency swaps totaling $37.2 million.

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

   A financing arrangement of a foreign subsidiary's principal pension plan, whereby the subsidiary became self-insured for its pension obligations, resulted in recording a noncurrent asset and long-term liability of $37.7 million.

   The company's 1993 year-end ratio of current assets to current liabilities was 1.47 to 1 compared with 1.31 to 1 ratio reported in 1992. Long-term debt, excluding the company's guarantee of the ESOP loan, was reduced by $9.8 million in 1993. The 1993 and 1992 year-end ratio of total debt as a percent of total capital was 52.2% and 57.2%, respectively.

Consolidated results

   Net sales in 1993 of $2.53 billion decreased 1.0% compared with 1992 sales of $2.55 billion. The weaker European exchange rates were a key factor in the sales decline. Translating foreign currency sales to U.S. dollars at 1992 exchange rates would have resulted in a year-to-year sales increase of 1.9%. Armstrong's residential markets were very positive in the U.S., but weakness in the European economies and lackluster commercial markets worldwide reduced the overall opportunity. While sales in the first two quarters of 1993 were lower than the comparable 1992 quarters, third- and fourth-quarter sales exceeded those of the prior year.

   Net earnings were $63.5 million compared with a net loss in 1992 of $227.7 million. Net earnings per common share were $1.32 on a primary basis and $1.26 on a fully diluted basis. The net loss per share of common stock was $6.49 on both a primary and fully diluted basis for 1992.

   The return on common shareholders' equity in 1993 was 9.0% compared with a negative 33.9% in 1992.

   The 1992 loss reflects charges of $167.8 million after tax related to the company's adoption, retroactive to January 1, 1992, of SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions;" and SFAS 112, "Employers' Accounting for Postemployment Benefits." The computation of SFAS 112 was refined during 1993 with the net loss in 1992 reduced and restated by $6.5 million, or 18 cents per share. The restated 1992 net loss from continuing businesses totaled $59.9 million, or a $1.98 loss per share of common stock.

   The effective tax rate for 1993 was 30.0%. This reflects the company's higher use of foreign tax credits, reductions of deferred taxes because some foreign countries reduced their statutory tax rates and lower foreign tax rates, which more than offset the 1% increase in the U.S. statutory tax rate. The net loss from 1992 included an effective tax benefit rate of only 1.0%, primarily because some of the restructuring charges did not provide tax benefits. The company also adopted SFAS 109, "Accounting for Income Taxes," resulting in tax benefits of $5.5 million for 1992 being credited directly to retained earnings rather than to income taxes on the consolidated statement of earnings.

   Restructuring charges for 1993, totaling $89.9 million before tax, were included in the earnings from continuing businesses and were associated with Armstrong initiatives to enhance its global competitiveness. These costs were primarily associated with the elimination of employee positions in the U.S. and Europe. For the full year 1992, restructuring charges totaled $165.5 million before tax and related to the closing of four major manufacturing plants; the scaling back of operations in certain other plants in the U.S. and abroad; accruals for costs associated with the elimination of positions throughout the rest of the company; as well as write-downs of the value of land, buildings, equipment and intangible assets of the company. Cash outlays for the 1993 restructuring charges occurred in 1994 and should be fully recovered within two to three years.

   The cost of goods sold for 1993, when expressed as a percent of sales, was 72.0%--the lowest level for the last four years--and compared favorably with 1992's cost of goods sold of 74.7%. These lower costs reflected the positive effects of the 1992 restructuring activities, productivity gains, some pricing increases and product mix enhancements.

   Interest expense was favorably affected by lower debt levels and lower interest accruals for tax obligations. Other income and expense in 1993 included interest income of $3.9 million resulting from currency and interest rate swap activities which included closing out some interest rate swaps in anticipation of interest rate increases. Partially offsetting these positive effects was a small foreign exchange loss in 1993 compared with a small foreign exchange gain in 1992.

Geographic area results (see page 7)

   United States--Sales increased by nearly 4% from 1992 levels. The 1992 net sales included five months of the building products segment's grid sales that were made prior to the formation of the Armstrong and Worthington Industries joint venture (WAVE) effective June 1, 1992. Removing these sales from 1992 would result in an additional 1% increase in the year-to-year sales comparison. Operating income jumped more than tenfold when comparing 1993 with 1992. The continuing economic recovery provided increased opportunity in our end-use markets. During 1993, single family housing starts increased 6% and the sale of existing single family homes rose nearly 8%. Nonresidential new construction appeared to be close to the bottom of its cycle.

   A major source of higher sales in 1993 was the significant increase in business channeled through home centers and mass merchandisers. These sales, coupled with the stronger resilient flooring business, were major factors in generating significantly higher operating income. The furniture and ceramic tile businesses also generated higher sales, while sales in the building products and textile products businesses were lower. The operating income improvements were also driven by the 1992 restructuring activities that resulted in lower manufacturing costs in most domestic businesses, by some higher sales levels and by continuing productivity improvements.

   Operating income for both years included significant restructuring charges. The 1993 and 1992 restructuring charges totaled about $37 million and $98 million, respectively. The 1993 restructuring charges were primarily attributable to position eliminations. The 1992 restructuring charges included closing two plants, the write-down of fixed assets and the elimination of employee positions.

   Export sales of Armstrong products from the U.S. to trade customers increased nearly $3 million, or 11%, compared with 1992.

   Europe--The 1993 European economic environment continued to be weak in both the commercial and residential markets; however, the British market offered some improvement for Armstrong products. Net sales decreased 16%, but two-thirds of the decline reflected the weakening of European currencies. Excluding the impact of the strong U.S. dollar, insulation products was the only business in Europe that recorded a year-to-year sales increase. The European building products business relies entirely on commercial construction and had the largest decline, nearly 12%. Even with lower sales, operating income for Europe improved 41%. This improvement was primarily the result of lower costs caused by restructuring actions taken in the latter part of 1992, including the closing of the Ghlin, Belgium, ceilings manufacturing facility.

   Other foreign--Sales in 1993 declined nearly 4% from those of 1992. Operating income was recorded for 1993 compared with an operating loss in 1992. The 1992 operating loss resulted from restructuring charges associated with the closing of the Gatineau, Canada, ceilings manufacturing plant. The overall sales decline was a result of lower sales of resilient flooring in Japan and Southeast Asia that were partially offset by higher sales of flooring in Australia and Canada and of building products in the Pacific Rim. Excluding the impact of the restructuring charges in 1992, operating income for 1993 increased in the year-to-year comparison.

Industry segment results (see page 3)

   Floor coverings--Worldwide sales were 5% higher in 1993 than in 1992, with operating income increasing eightfold from 1992 levels. The operating income included restructuring charges in 1993 of almost $28 million compared with nearly $81 million in 1992. Almost three-fourths of the 1993 restructuring charges related to ceramic tile with the remainder recorded in resilient flooring. Nearly all of the 1992 restructuring charges related to ceramic tile.

   Sales in the resilient flooring portion increased in North America but were lower in the European and Pacific areas. The North American increase was driven by sales in the U.S. market with strong growth through home centers and mass merchandisers as well as modest growth through wholesalers. The U.S. resilient flooring business was also helped by higher sales of existing homes and new housing construction. Ceramic tile recorded a modest sales increase primarily because of its residential business. The commercial institutional market segment for ceramic tile continued to be weak, providing little sales growth in 1993 compared with 1992.

   Operating income, excluding the effects of restructuring charges, increased 50%. Resilient flooring operating income improved because of the higher sales levels and significantly lower manufacturing costs achieved by process improvement and productivity gains. Ceramic tile continued to record a loss in 1993 as it did in 1992, but the losses were less in each of the 1993 quarters when compared with 1992. The ceramic tile business was adversely affected by very competitive pricing and a shift in product mix to lower margin products.

   Capital investments for 1993 were higher than those of 1992 with concentration of those expenditures on improving and maintaining manufacturing processes and in generating additional capacity from existing equipment.

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

   The 1993 operating income included restructuring charges of nearly $14 million, while the 1992 operating loss included $35 million of restructuring charges. This segment lowered its cost structure significantly as a result of restructuring actions taken in 1992 that included the closing of two manufacturing facilities and productivity improvements that were attained in 1993. Even with lower sales and competitive pricing early in 1993, the lower cost structure that was put in place, coupled with some higher sales prices in the second half of 1993, permitted this segment to increase operating income.

   Capital investments in 1993 were about the same as 1992, but both years' expenditures were lower than depreciation levels.

   Furniture--Operating results for this segment were positive--1993 sales nearly 3% higher than those of 1992 and operating income more than 300% higher than the prior year. Both years contained restructuring charges that were less than $1 million in 1993 and nearly $5 million in 1992. Exclusive of restructuring charges, this segment recorded operating income that was 133% higher than the prior year.

   U.S. consumer household durable goods spending increased in 1993, and modest sales increases were recorded in the Thomasville wood and upholstery business that more than offset declines in the Armstrong retail, ready-to-assemble furniture and the contract businesses.

   The operating income improvement was driven by higher sales volume, lower costs resulting from the 1992 restructuring program and improved productivity. Higher lumber costs had a negative impact on 1992 operating results and continued to increase throughout much of 1993 but were offset by increased sales prices. Capital expenditures in 1993 increased modestly over those of 1992.

   Industry products--Almost three-quarters of the sales of this segment generally occur in European markets, which in 1993 remained in recession, limiting growth opportunities. Worldwide sales declined nearly 7%, with the stronger U.S. dollar accounting for 95% of the decline. Operating income declined by slightly more than 8%, with restructuring charges of almost $13 million in each year.

   The insulation business continued to be the most significant portion of this segment. Excluding the negative effect of currency translation, sales grew modestly while operating income recorded a small decline. The German market remained relatively strong for this business while markets in the other European countries were adversely affected by weak economies. Sales in North America and the Pacific Rim recorded a small increase in 1993. While the insulation business restructuring programs did lower costs, they were not able to offset the impact of the lower sales and competitive pricing pressures.

   The gasket materials business recorded slightly lower sales with a small decline in operating income from 1992 levels. The textile mill supplies business recorded significantly lower sales that were driven by the worldwide recession in the textile industry. This business, while lowering its cost structure, was unable to offset the impact of the significantly lower sales worldwide.

   Capital expenditures were reduced by about one-third from 1992 levels but were almost 40% greater than annual depreciation levels. The capital investments continued, generally, to support future growth of this segment.

Item 8.  Financial Statements and Supplementary Data
- -----------------------------------------------------

FINANCIAL STATEMENTS AND REVIEW * ARMSTRONG WORLD INDUSTRIES, INC., AND SUBSIDIARIES
- --------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
- --------------------------------------------------------------------------------
The Financial Review, pages 32-46, is an integral part of these statements.

Millions except for per-share data       Years  ended December 31         1994             1993             1992
==================================================================================================================
Net sales                                                             $2,752.7         $2,525.4         $2,549.8
- ------------------------------------------------------------------------------------------------------------------
Cost of goods sold                                                     1,904.7          1,819.2          1,903.8
- ------------------------------------------------------------------------------------------------------------------
Gross profit                                                             848.0            706.2            646.0
- ------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                             514.8            493.6            506.6
- ------------------------------------------------------------------------------------------------------------------
Restructuring charges                                                       --             89.9            165.5
- ------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                  333.2            122.7            (26.1)
- ------------------------------------------------------------------------------------------------------------------
Interest expense                                                          28.3             38.0             41.6
- ------------------------------------------------------------------------------------------------------------------
Other expense (income), net                                                 .4             (6.0)            (7.3)
- ------------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                                      304.5             90.7            (60.4)
- ------------------------------------------------------------------------------------------------------------------
Income taxes                                                              94.1             27.2              (.5)
- ------------------------------------------------------------------------------------------------------------------
Earnings (loss) before cumulative effect of accounting changes           210.4             63.5            (59.9)
- ------------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------
Cumulative effect of changes in accounting for:
- ------------------------------------------------------------------------------------------------------------------
  Postretirement benefits, net of income tax benefit of $84.9               --               --           (135.4)
- ------------------------------------------------------------------------------------------------------------------
  Postemployment benefits, net of income tax benefit of $20.9               --               --            (32.4)
- ------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                   $  210.4         $   63.5         $ (227.7)
==================================================================================================================

- ------------------------------------------------------------------------------------------------------------------
Dividends paid on Series A convertible preferred stock                    19.0             19.2             19.3
- ------------------------------------------------------------------------------------------------------------------
Tax benefit on dividends paid on unallocated preferred shares              4.9              5.3              5.5
- ------------------------------------------------------------------------------------------------------------------
Net earnings (loss) applicable to common stock                        $  196.3         $   49.6         $ (241.5)
==================================================================================================================

- ------------------------------------------------------------------------------------------------------------------
Per share of common stock:
- ------------------------------------------------------------------------------------------------------------------
  Primary:
- ------------------------------------------------------------------------------------------------------------------
    Earnings (loss) before cumulative effect of accounting changes    $    5.22        $    1.32        $   (1.98)
- ------------------------------------------------------------------------------------------------------------------
    Cumulative effect of changes in accounting for:
- ------------------------------------------------------------------------------------------------------------------
      Postretirement benefits                                               --               --             (3.64)
- ------------------------------------------------------------------------------------------------------------------
      Postemployment benefits                                               --               --              (.87)
- ------------------------------------------------------------------------------------------------------------------
    Net earnings (loss)                                               $    5.22        $    1.32        $   (6.49)
==================================================================================================================
  Fully diluted:
- ------------------------------------------------------------------------------------------------------------------
    Earnings (loss) before cumulative effect of accounting changes    $    4.64        $    1.26        $   (1.98)
- ------------------------------------------------------------------------------------------------------------------
    Cumulative effect of changes in accounting for:
- ------------------------------------------------------------------------------------------------------------------
      Postretirement benefits                                               --               --             (3.64)
- ------------------------------------------------------------------------------------------------------------------
      Postemployment benefits                                               --               --              (.87)
- ------------------------------------------------------------------------------------------------------------------
    Net earnings (loss)                                               $    4.64        $    1.26        $   (6.49)
==================================================================================================================

FINANCIAL STATEMENTS AND REVIEW * ARMSTRONG WORLD INDUSTRIES, INC., AND SUBSIDIARIES
- --------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------------------------------------
The Financial Review, pages 32-46, is an integral part of these statements.

Millions except for numbers of shares and per-share data      As of December 31                               1994          1993
================================================================================================================================
Assets
- --------------------------------------------------------------------------------------------------------------------------------
Current assets:
- --------------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents                                                                               $   12.0      $    9.1
- --------------------------------------------------------------------------------------------------------------------------------
  Accounts and notes receivable
- --------------------------------------------------------------------------------------------------------------------------------
    (less allowance for discounts and losses: 1994--$42.3; 1993--$37.5)                                      320.0         283.5
- --------------------------------------------------------------------------------------------------------------------------------
  Inventories                                                                                                293.5         286.2
- --------------------------------------------------------------------------------------------------------------------------------
  Income tax benefits                                                                                         35.9          36.8
- --------------------------------------------------------------------------------------------------------------------------------
  Other current assets                                                                                        29.6          24.8
- --------------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                                     691.0         640.4
- --------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment
- --------------------------------------------------------------------------------------------------------------------------------
  (less accumulated depreciation and amortization: 1994--$1,098.8; 1993--$1,006.7)                         1,069.9       1,039.1
- --------------------------------------------------------------------------------------------------------------------------------
Insurance for asbestos-related liabilities                                                                   198.0            --
- --------------------------------------------------------------------------------------------------------------------------------
Other noncurrent assets                                                                                      273.6         249.8
- --------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                              $2,232.5      $1,929.3
================================================================================================================================

- --------------------------------------------------------------------------------------------------------------------------------
Liabilities and shareholders' equity
- --------------------------------------------------------------------------------------------------------------------------------
Current liabilities:
- --------------------------------------------------------------------------------------------------------------------------------
  Short-term debt                                                                                         $   17.9      $  105.4
- --------------------------------------------------------------------------------------------------------------------------------
  Current installments of long-term debt                                                                      19.5           5.8
- --------------------------------------------------------------------------------------------------------------------------------
  Accounts payable and accrued expenses                                                                      327.4         293.3
- --------------------------------------------------------------------------------------------------------------------------------
  Income taxes                                                                                                22.5          31.8
- --------------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                                387.3         436.3
- --------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                               237.2         256.8
- --------------------------------------------------------------------------------------------------------------------------------
Employee Stock Ownership Plan (ESOP) loan guarantee                                                          245.5         253.9
- --------------------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                                                         32.1          18.8
- --------------------------------------------------------------------------------------------------------------------------------
Postretirement and postemployment benefit liabilities                                                        270.4         283.7
- --------------------------------------------------------------------------------------------------------------------------------
Asbestos-related liabilities                                                                                 198.0            --
- --------------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities                                                                                  118.3          99.6
- --------------------------------------------------------------------------------------------------------------------------------
Minority interest in subsidiaries                                                                              8.6          10.7
- --------------------------------------------------------------------------------------------------------------------------------
    Total noncurrent liabilities                                                                           1,110.1         923.5
- --------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
- --------------------------------------------------------------------------------------------------------------------------------
  Class A preferred stock. Authorized 20 million shares;
- --------------------------------------------------------------------------------------------------------------------------------
    issued 5,654,450 shares of Series A convertible preferred stock;
- --------------------------------------------------------------------------------------------------------------------------------
    outstanding: 1994--5,478,416 shares; 1993--5,527,692 shares;
- --------------------------------------------------------------------------------------------------------------------------------
    retired: 1994--176,034 shares; 1993--126,758 shares                                                      261.6         263.9
- --------------------------------------------------------------------------------------------------------------------------------
  Common stock, $1 par value per share.
- --------------------------------------------------------------------------------------------------------------------------------
    Authorized 200 million shares; issued 51,878,910 shares                                                   51.9          51.9
- --------------------------------------------------------------------------------------------------------------------------------
  Capital in excess of par value                                                                              39.3          29.7
- --------------------------------------------------------------------------------------------------------------------------------
  Reduction for ESOP loan guarantee                                                                         (233.9)       (241.8)
- --------------------------------------------------------------------------------------------------------------------------------
  Retained earnings                                                                                        1,076.8         927.7
- --------------------------------------------------------------------------------------------------------------------------------
  Foreign currency translation                                                                                 8.3          (3.4)
- --------------------------------------------------------------------------------------------------------------------------------
                                                                                                           1,204.0       1,028.0
- --------------------------------------------------------------------------------------------------------------------------------
  Less common stock in treasury, at cost: 1994--14,602,132 shares; 1993--14,656,488 shares                   468.9         458.5
- --------------------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                                               735.1         569.5
- --------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                                              $  2,232.5      $1,929.3
================================================================================================================================

FINANCIAL STATEMENTS AND REVIEW * ARMSTRONG WORLD INDUSTRIES, INC., AND SUBSIDIARIES
- --------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------
The Financial Review, pages 32-46, is an integral part of these statements.


Millions                             Years  ended December 31                 1994           1993           1992
================================================================================================================
Cash flows from operating activities:
- ----------------------------------------------------------------------------------------------------------------
  Net earnings (loss)                                                      $ 210.4        $  63.5        $(227.7)
- ----------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net earnings (loss) to net cash
- ----------------------------------------------------------------------------------------------------------------
    provided by operating activities:
- ----------------------------------------------------------------------------------------------------------------
    Depreciation and amortization                                            133.4          130.0          136.9
- ----------------------------------------------------------------------------------------------------------------
    Deferred income taxes                                                     14.6           (1.3)         (36.6)
- ----------------------------------------------------------------------------------------------------------------
    Loss from restructuring activities                                          --           89.9          165.5
- ----------------------------------------------------------------------------------------------------------------
    Restructuring payments                                                   (20.6)         (39.3)          (9.4)
- ----------------------------------------------------------------------------------------------------------------
    Loss from cumulative effect of changes in accounting                        --             --          167.8
- ----------------------------------------------------------------------------------------------------------------
    Changes in operating assets and liabilities net of
- ----------------------------------------------------------------------------------------------------------------
      effect of accounting changes, restructuring and dispositions:
- ----------------------------------------------------------------------------------------------------------------
      (Increase) decrease in receivables                                     (32.5)          18.3          (11.9)
- ----------------------------------------------------------------------------------------------------------------
      (Increase) decrease in inventories                                      (4.4)          28.4           (1.3)
- ----------------------------------------------------------------------------------------------------------------
      (Increase) decrease in other current assets                             (4.9)          10.8           10.2
- ----------------------------------------------------------------------------------------------------------------
      (Increase) in other noncurrent assets                                  (23.5)         (45.3)         (27.0)
- ----------------------------------------------------------------------------------------------------------------
      Increase in accounts payable and accrued expenses                       38.1           18.0            7.9
- ----------------------------------------------------------------------------------------------------------------
      Increase (decrease) in income taxes payable                            (10.1)          11.3            1.4
- ----------------------------------------------------------------------------------------------------------------
      Increase (decrease) in other long-term liabilities                      (3.3)          15.5           16.5
- ----------------------------------------------------------------------------------------------------------------
    Other, net                                                                 3.7           (8.6)          (5.5)
- ----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                    300.9          291.2          186.8
- ----------------------------------------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
- ----------------------------------------------------------------------------------------------------------------
  Purchases of property, plant and equipment                                (148.3)        (117.6)        (115.8)
- ----------------------------------------------------------------------------------------------------------------
  Proceeds from sale of land and facilities                                   12.8           10.3            5.5
- ----------------------------------------------------------------------------------------------------------------
  Investment in joint ventures                                                  --             --           (4.2)
- ----------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                      (135.5)        (107.3)        (114.5)
- ----------------------------------------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
- ----------------------------------------------------------------------------------------------------------------
  Increase (decrease) in short-term debt                                     (89.6)        (114.9)          25.5
- ----------------------------------------------------------------------------------------------------------------
  Reduction of long-term debt                                                 (5.7)          (9.2)         (30.6)
- ----------------------------------------------------------------------------------------------------------------
  Cash dividends paid                                                        (66.2)         (63.8)         (63.8)
- ----------------------------------------------------------------------------------------------------------------
  Purchase of common stock for the treasury                                  (10.6)           (.1)            --
- ----------------------------------------------------------------------------------------------------------------
  Proceeds from exercised stock options                                        8.4            4.9             .4
- ----------------------------------------------------------------------------------------------------------------
  Other, net                                                                   (.8)          (7.6)           6.1
- ----------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                      (164.5)        (190.7)         (62.4)
- ----------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                   2.0             .7           (2.9)
- ----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                       $   2.9        $  (6.1)       $   7.0
================================================================================================================
Cash and cash equivalents at beginning of year                             $   9.1        $  15.2        $   8.2
================================================================================================================
Cash and cash equivalents at end of year                                   $  12.0        $   9.1        $  15.2
================================================================================================================

- ----------------------------------------------------------------------------------------------------------------
Supplemental cash flow information
- ----------------------------------------------------------------------------------------------------------------
Interest paid                                                              $  31.9        $  33.8        $  39.9
- ----------------------------------------------------------------------------------------------------------------
Income taxes paid                                                          $  62.0        $  15.8        $  31.0
- ----------------------------------------------------------------------------------------------------------------

================================================================================================================

ARMSTRONG WORLD INDUSTRIES, INC., AND SUBSIDIARIES
- --------------------------------------------------------------------------------
FINANCIAL REVIEW
- --------------------------------------------------------------------------------

   The consolidated financial statements and the accompanying data in this report include the accounts of the parent Armstrong World Industries, Inc., and its domestic and foreign subsidiaries. All significant intercompany transactions have been eliminated from the consolidated statements.

   To assist in understanding this financial review, the accounting policies and principles used are printed in italics.

- --------------------------------------------------------------------------------
OPERATING STATEMENT ITEMS
- --------------------------------------------------------------------------------

   Statements of operations have been reformatted and certain expenses have been reclassified compared to previously published data for 1994. Also, certain 1994 expenses, principally associated with employee benefits and previously unallocated, are included in operating income for the respective geographical area and industry segments. All prior year data has been restated to conform to the new presentation.

   Net sales in 1994 totaled $2,752.7 million, 9.0% above the 1993 total of $2,525.4 million. 1993 sales were 1.0% below the 1992 total of $2,549.8 million.

   The amounts reported as net sales are the total sales billed during the year less the sales value of goods returned, trade discounts and customers' allowances and freight costs incurred in delivering products to customers.

   Net earnings were $210.4 million for 1994 compared with earnings for 1993 of $63.5 million and a net loss of $227.7 million for 1992. Included in the earnings for 1993 and 1992 were restructuring charges after tax of $60.0 million and $123.8 million, respectively. The 1992 loss also included a $167.8 million after-tax charge for the cumulative effect of changes in accounting related to the adoption of Statement of Financial Accounting Standards (SFAS) 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS 112, "Employers' Accounting for Postemployment Benefits."

   Earnings (loss) per common share are presented on the Consolidated Statements of Operations on page 29.

   Primary earnings (loss) per share, for "Net earnings (loss)," are determined by dividing the earnings (loss), after deducting preferred dividends (net of tax benefits on unallocated shares), by the average number of common shares outstanding and shares issuable under stock options, if dilutive.

   Fully diluted earnings (loss) per share include the shares of common stock outstanding and the adjustments to common shares and earnings (loss) required to portray the convertible preferred shares on an "if converted" basis unless the effect is antidilutive.

   Research and development costs were $57.4 million in 1994, $63.0 million in 1993 and $64.9 million in 1992.

   Advertising costs were $39.2 million in 1994, $37.8 million in 1993 and $42.4 million in 1992.

   Maintenance and repair costs were $129.0 million in 1994, $126.1 million in 1993 and $137.2 million in 1992.

   Depreciation and amortization amounted to $133.4 million in 1994, $130.0 million in 1993 and $136.9 million in 1992.

   These amounts include amortization of intangible assets of $8.5 million in 1994, $10.0 million in 1993 and $16.2 million in 1992.

   Depreciation charges for financial reporting purposes are determined generally on the straight-line basis at rates calculated to provide for the retirement of assets at the end of their useful lives. Accelerated depreciation is generally used for tax purposes. When assets are disposed of or retired, their costs and related depreciation are removed from the books, and any resulting gains or losses are reflected in "Selling, general and administrative expenses." Intangibles are amortized over periods ranging from 3 to 40 years.

   Restructuring charges amounted to $89.9 million in 1993 and $165.5 million in 1992.

   The 1993 charges were primarily the result of accruals for severance and special retirement incentives associated with the elimination of employee positions.

   The 1992 charges related to the company's closing of four major manufacturing facilities--two in the U.S., one in Canada, one in Belgium--and to the scaling back of operations in certain other plants in the U.S. and abroad. The provision also included accruals for costs associated with the elimination of positions throughout the company, as well as write-downs of the value of land, buildings, equipment and intangible assets of the company.

   In the first quarter of 1995, the company announced a planned closing of an Industry Products manufacturing plant located in Braintree, Massachusetts. This plant is to phase out operations by the end of 1995. Accordingly, there will be a nonrecurring charge to the first-quarter 1995 financial results of an amount substantially less than 1% of the company's total assets, or in the range of $10 million to $15 million after tax.


Details of other
expense (income), net (millions)         1994           1993            1992
================================================================================
Interest and dividend income            $(3.7)         $(7.5)          $(4.5)
- --------------------------------------------------------------------------------
Foreign exchange, net (gain) loss         2.6             .5            (1.4)
- --------------------------------------------------------------------------------
Minority interest                         1.8            2.1             1.9
- --------------------------------------------------------------------------------
Other                                     (.3)          (1.1)           (3.3)
================================================================================
Total                                   $  .4          $(6.0)          $(7.3)

   Employee compensation is presented in the table below and excludes restructuring charges for severance costs and early retirement incentives.


Employee compensation
cost summary (millions)                   1994           1993            1992
================================================================================
Wages and salaries                      $748.7         $709.8          $741.5
- --------------------------------------------------------------------------------
Payroll taxes                             67.5           68.2            74.3
- --------------------------------------------------------------------------------
Pension credits                          (10.2)          (3.5)            (.7)
- --------------------------------------------------------------------------------
Insurance and other benefit costs         59.6           78.0            87.2
================================================================================
Total                                   $865.6         $852.5          $902.3

   Average total employment of 20,583 in 1994 compares with 21,682 in 1993 and 23,500 in 1992.

ARMSTRONG WORLD INDUSTRIES, INC., AND SUBSIDIARIES
- --------------------------------------------------------------------------------
FINANCIAL REVIEW
- --------------------------------------------------------------------------------

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

   Funding requirements are determined independently of expense, using an expected long-term rate of return on assets of 8.67%. The company's principal plan is subject to the full funding limitation in 1994, 1993 and 1992, and the company made no contribution to that plan in any of these years. Contributions of $.8 million in 1993 and $.6 million in 1992 were made to defined-benefit plans of company subsidiaries. No contributions were made in 1994.

   The total pension cost or credit from all plans is presented in the table below.


Total pension
(credit) cost (millions)                  1994           1993            1992
================================================================================
U.S. defined-benefit plans:
- --------------------------------------------------------------------------------
  Net pension credit                    $(28.0)        $(17.4)         $(16.2)
- --------------------------------------------------------------------------------
  Early retirement incentives               --           38.0            30.0
- --------------------------------------------------------------------------------
Defined contribution plans                 6.1            6.0             5.9
- --------------------------------------------------------------------------------
Non-U.S. defined-benefit plans:
- --------------------------------------------------------------------------------
  Net pension cost                         8.6            6.1             6.1
- --------------------------------------------------------------------------------
  Early retirement incentives               --             --             1.3
- --------------------------------------------------------------------------------
Other funded and unfunded
  pension costs                            3.1            1.8             2.2
================================================================================
Total pension (credit) cost             $(10.2)         $34.5           $29.3

   The net credit for U.S. defined-benefit pension plans is presented in the table below.


Net credit for U.S. defined-benefit
pension plans (millions)                   1994           1993            1992
================================================================================
Actual (return) loss on assets          $  97.1        $(236.9)        $ (94.8)
- --------------------------------------------------------------------------------
Less amount deferred                     (189.7)         155.9            17.8
- --------------------------------------------------------------------------------
Expected return on assets                 (92.6)         (81.0)          (77.0)
- --------------------------------------------------------------------------------
Net amortization and other                 (9.9)          (6.9)           (6.3)
- --------------------------------------------------------------------------------
Service cost--benefits earned
  during the year                          19.8           19.1            18.7
- --------------------------------------------------------------------------------
Interest on the projected benefit
  obligation                               54.7           51.4            48.4
================================================================================
Net pension credit                      $ (28.0)       $ (17.4)        $ (16.2)

   The company has defined-contribution pension plans for eligible employees at certain of its U.S. subsidiaries, such as the Employee Stock Ownership Plan
(ESOP) described on page 35. Company contributions and accrued compensation expense related to the ESOP are included with other plans' contributions and costs, based on the compensation of each eligible employee. The costs of such plans totaled $6.1 million in 1994, $6.0 million in 1993 and $5.9 million in 1992.

   The funded status of the company's U.S. defined-benefit pension plans is presented in the following table.


Funded status of U.S. defined-benefit
pension plans (millions)                              1994              1993
================================================================================
Actuarial present value of benefit obligations:
  Vested benefit obligation                       $ (657.7)         $ (704.0)
================================================================================
  Accumulated benefit obligation                  $ (700.6)         $ (743.1)
================================================================================
  Projected benefit obligation for
    services rendered to date                     $ (774.8)         $ (797.2)
================================================================================
Plan assets at fair value                          1,099.1           1,248.2
================================================================================
Plan assets in excess of projected
  benefit obligation                                 324.3             451.0
- --------------------------------------------------------------------------------
Unrecognized transition asset                        (46.6)            (53.0)
- --------------------------------------------------------------------------------
Unrecognized prior service cost                      102.8             114.2
- --------------------------------------------------------------------------------
Unrecognized net gain--experience
  different from assumptions                        (285.4)           (428.3)
- --------------------------------------------------------------------------------
Provision for restructuring charges                   (8.9)            (27.1)
================================================================================
Prepaid pension cost                              $   86.2          $   56.8

   The plan assets at each December 31 are based on measurements from October 31 to December 31. Stated at fair value, they are primarily listed stocks, bonds and investments with a major insurance company.

   Note: Rates used in determining the actuarial present value of the projected benefit obligation at the end of 1994 and 1993 are: (1) the discount rate or the assumed rate at which the pension benefits could be effectively settled, 8.00% in 1994 and 7.00% in 1993; and (2) the compensation rate or the long-term rate at which compensation is expected to increase as a result of inflation, promotions, seniority and other factors, 5.25% for 1994 and 4.75% for 1993. The expected long-term rate of return on assets at December 31, 1994 and 1993 was 8.50% and 8.25%, respectively.

   The company has pension plans covering employees in a number of foreign countries that utilize assumptions that are consistent, but not identical, with those of the U.S. plans.


Net cost for non-U.S. defined-benefit
pension plans (millions)                  1994           1993            1992
================================================================================
Actual (return) loss on assets          $  1.8         $(14.3)         $ (9.1)
- --------------------------------------------------------------------------------
Less amount deferred                      (6.1)           8.0             2.6
- --------------------------------------------------------------------------------
Expected return on assets                 (4.3)          (6.3)           (6.5)
- --------------------------------------------------------------------------------
Net amortization and other                  .6             .5              .5
- --------------------------------------------------------------------------------
Service cost--benefits earned
  during the year                          5.2            5.2             5.3
- --------------------------------------------------------------------------------
Interest on the projected benefit
  obligation                               7.1            6.7             6.8
================================================================================
Net pension cost                        $  8.6         $  6.1          $  6.1

   The following table presents the funded status of the non-U.S. defined-benefit pension plans at December 31.


Funded status of non-U.S. defined-benefit
pension plans (millions)                             1994           1993
================================================================================
Actuarial present value of benefit obligations:
  Vested benefit obligation                        $(87.1)        $(83.1)
================================================================================
  Accumulated benefit obligation                   $(91.5)        $(88.7)
================================================================================
  Projected benefit obligation for
    services rendered to date                      $(99.5)        $(95.9)
================================================================================
Plan assets at fair value                            58.0           58.3
================================================================================
Projected benefit obligation greater
  than plan assets                                  (41.5)         (37.6)
- --------------------------------------------------------------------------------
Unrecognized transition obligation                    3.2            2.9
- --------------------------------------------------------------------------------
Unrecognized prior service cost                       3.5            2.8
- --------------------------------------------------------------------------------
Unrecognized net gain--experience
  different from assumptions                         (9.5)          (4.9)
- --------------------------------------------------------------------------------
Adjustment required to recognize
  minimum liability                                   (.4)          (5.3)
================================================================================
Accrued pension cost                               $(44.7)        $(42.1)

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

   The company announced in 1989-90 a 15-year phaseout of its cost of health-care benefits for certain future retirees. These future retirees include parent company nonunion employees and some union employees. Shares of ESOP convertible preferred stock (see page 35) are scheduled to be allocated to these employees, based on employee age and years to expected retirement. In addition, they may enroll in a voluntary portion of the ESOP to purchase additional shares.

   In 1992, the company adopted SFAS 106 and elected to immediately recognize the cumulative effect of the change in accounting for postretirement benefits of $220.3 million ($135.4 million after taxes). Under this standard, total retiree health-care and life insurance expense was $21.4 million in 1994, $21.2 million in 1993 and $22.3 million in 1992.


Periodic postretirement
benefit costs (millions)                 1994           1993            1992
================================================================================
Service cost of benefits earned
  during the year                       $ 3.9          $ 3.9           $ 4.7
================================================================================
Interest cost on accumulated
  postretirement benefit obligation      18.3           18.1            17.6
================================================================================
Amortization of prior service credit      (.8)           (.8)             --
================================================================================
Periodic postretirement benefit cost    $21.4          $21.2           $22.3

   The following table sets forth the status of the company's postretirement benefit plans at December 31.


Status of postretirement
benefit plans (millions)                               1994              1993
================================================================================
Retirees                                             $147.4            $143.3
- --------------------------------------------------------------------------------
Fully eligible active plan participants                31.2              39.9
- --------------------------------------------------------------------------------
Other active plan participants                         54.2              64.7
================================================================================
Total accumulated postretirement benefit
  obligation (APBO)                                  $232.8            $247.9
================================================================================
Unrecognized prior service credit                       8.1               8.8
================================================================================
Unrecognized net loss                                  (4.7)            (24.1)
================================================================================
Accrued postretirement benefit cost                  $236.2            $232.6

   The assumed health-care cost trend rate used to measure the APBO was 13% in 1993, decreasing 1% per year to an ultimate rate of 6% by the year 2000. The health-care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, if the health-care cost trend rate assumptions were increased by 1%, the APBO as of December 31, 1994, would be increased by $27.5 million. The effect of this change on the total of service and interest costs for 1994 would be an increase of $3.1 million. The APBO at December 31, 1994, was determined utilizing a discount rate of 8.25% and a compensation rate of 5.25%. The discount and compensation rates used in determining the APBO at December 31, 1993, were 7.75% and 4.75%, respectively.

   The company provides certain postemployment benefits to eligible parent company and subsidiary employees. These benefits are provided to former or inactive employees and their dependents during the period following employment but before retirement.

   In 1992, the company adopted SFAS 112 and elected to immediately recognize the cumulative effect of the change in accounting for postemployment benefits of $53.3 million ($32.4 million after tax). In 1994, the company recorded a postemployment benefit credit of $12.2 million, which included a $14.6 million gain related to the qualification in 1994 of long-term disabled employees for primary medical coverage under Medicare. Postemployment benefit expense was $4.6 million in 1993 and $6.3 million in 1992.

ARMSTRONG WORLD INDUSTRIES, INC., AND SUBSIDIARIES
- --------------------------------------------------------------------------------
FINANCIAL REVIEW
- --------------------------------------------------------------------------------

Employee Stock Ownership Plan (ESOP)

   In 1989, Armstrong established an ESOP that borrowed $270 million from banks and insurance companies, repayable over 15 years and guaranteed by the company. The ESOP used the proceeds to purchase 5,654,450 shares of a new series of convertible preferred stock issued by the company. The number of preferred shares released for allocation to participant accounts is based on the proportion of principal and interest paid to the total amount of debt service remaining to be paid over the life of the borrowings. Through December 31, 1994, the ESOP allocated to participants 1,599,677 shares and retired 176,034 shares. The preferred stock has a minimum conversion value of $47.75 per share with an annual dividend of $3.462.

   The ESOP currently covers parent company nonunion employees, some union employees and those employees of major domestic subsidiaries who wish to participate in the voluntary contribution portion of the plan.

   Armstrong used the proceeds from the 1989 sale of preferred stock to repurchase common stock in 1989 and 1990 for the company treasury.

   The company's guarantee of the ESOP loan has been recorded as a long-term obligation and as a reduction of shareholders' equity on its consolidated balance sheet.


Details of ESOP debt service
payments (millions)                         1994           1993           1992
================================================================================
Preferred dividends paid                   $19.0          $19.2          $19.3
- --------------------------------------------------------------------------------
Employee contributions                       6.2            5.9            5.9
- --------------------------------------------------------------------------------
Company contributions                        4.9            3.5            2.2
================================================================================
Debt service payments made
  by ESOP trustee                          $30.1          $28.6          $27.4

   The company recorded costs for the ESOP, utilizing the 80% of the shares allocated method, of $4.4 million in 1994, $4.5 million in 1993 and $4.4 million in 1992. Costs for all years continue to be offset by savings from changes to company-sponsored health-care benefits and elimination of a contribution-matching feature in the company-sponsored voluntary retirement savings plan.

   Taxes totaled $180.9 million in 1994, $113.6 million in 1993 and $92.4 million in 1992.

   Deferred tax assets and liabilities are recognized using enacted tax rates for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. The tax benefit for dividends paid on unallocated shares of stock held by the ESOP is recognized in shareholders' equity (see page 42).


Details of taxes (millions)           1994           1993           1992
================================================================================
Earnings (loss) before
  income taxes:
    Domestic                        $301.4         $ 85.7         $(59.2)
- --------------------------------------------------------------------------------
    Foreign                           52.1           29.3            8.0
- --------------------------------------------------------------------------------
    Eliminations                     (49.0)         (24.3)          (9.2)
================================================================================
Total                               $304.5         $ 90.7         $(60.4)
================================================================================
Income taxes:
  Payable:
    Federal                         $ 29.5         $ 28.4         $ 20.4
- --------------------------------------------------------------------------------
    Foreign                           25.9           10.6           16.2
- --------------------------------------------------------------------------------
    State                              5.0            3.7            3.2
================================================================================
                                      60.4           42.7           39.8
================================================================================
  Deferred:
    Federal                           40.2          (14.3)         (37.9)
- --------------------------------------------------------------------------------
    Foreign                           (2.2)          (1.2)          (2.4)
- --------------------------------------------------------------------------------
    State                             (4.3)            --             --
================================================================================
                                      33.7          (15.5)         (40.3)
================================================================================
Total income taxes                    94.1           27.2            (.5)
- --------------------------------------------------------------------------------
Payroll taxes                         67.5           68.2           74.3
- --------------------------------------------------------------------------------
Property, franchise and capital
  stock taxes                         19.3           18.2           18.6
================================================================================
Total taxes                         $180.9         $113.6          $92.4

   At December 31, 1994, unremitted earnings of subsidiaries outside the United States were $92.1 million (at current balance sheet exchange rates) on which no U.S. taxes have been provided. If such earnings were to be remitted without offsetting tax credits in the United States, withholding taxes would be $10.8 million. The company's intention, however, is to permanently reinvest those earnings or to repatriate them only when it is tax effective to do so.


Reconciliation to
U.S. statutory tax rate              1994           1993           1992
================================================================================
Statutory tax (benefit) rates        35.0%          35.0%         (34.0)%
- --------------------------------------------------------------------------------
State income taxes                     .1            2.6            3.5
- --------------------------------------------------------------------------------
(Benefit) on ESOP dividend            (.6)          (1.5)          (1.7)
- --------------------------------------------------------------------------------
(Benefit) taxes on foreign and
  foreign-source income               (.7)          (8.8)           3.7
- --------------------------------------------------------------------------------
Utilization of excess foreign
  tax credit                         (1.8)            --             --
- --------------------------------------------------------------------------------
Reversal of prior year provisions    (2.1)            --             --
- --------------------------------------------------------------------------------
Other items                           1.0             .9            3.5
- --------------------------------------------------------------------------------
Restructuring charges                  --            1.8           24.0
- --------------------------------------------------------------------------------
Effective tax (benefit) rates        30.9%          30.0%          (1.0)%

- --------------------------------------------------------------------------------
BALANCE SHEET ITEMS
- --------------------------------------------------------------------------------

   Cash and cash equivalents increased to $12.0 million at the end of 1994 from $9.1 million at the end of 1993. Operating and other factors associated with the increase in cash and cash equivalents are detailed in the Consolidated Statements of Cash Flows on page 31.

   Short-term investments, substantially all of which have maturities of three months or less when purchased, are considered to be cash equivalents and are carried at cost or less, generally approximating market value.

   Receivables increased $36.5 million in 1994, with most of the increase related to higher sales volume during the last quarter of 1994.


Accounts and notes receivable (millions)             1994               1993
================================================================================
Customers' receivables                             $324.6             $287.0
- --------------------------------------------------------------------------------
Customers' notes                                     26.9               22.3
- --------------------------------------------------------------------------------
Miscellaneous receivables                            10.8               11.7
- --------------------------------------------------------------------------------
                                                    362.3              321.0
- --------------------------------------------------------------------------------
Less allowance for discounts and losses              42.3               37.5
================================================================================
Net                                                $320.0             $283.5

   Generally, the company sells its products to select, preapproved groups of customers that include: flooring and building material distributors, ceiling systems contractors, regional and national mass merchandisers and home centers, original equipment manufacturers and large furniture retailers. The businesses of these customers are directly affected by changes in economic and market conditions. The company considers these factors and the financial condition of each customer when establishing its allowance for losses from doubtful accounts.

   The carrying amount of the receivables approximates fair value because of the short maturity of these items.

   Trade receivables are recorded in gross billed amounts as of date of shipment. Provision is made for estimated applicable discounts and losses.

   Inventories were $7.3 million higher at the end of 1994. The translation of foreign currency inventories to U.S. dollars at higher exchange rates provided approximately $4.6 million of the increase.

   Approximately 49% in 1994 and 51% in 1993 of the company's total inventory was valued on a LIFO (last-in, first-out) basis. Such inventory values were lower than would have been reported on a total FIFO (first-in, first-out) basis, by $115.4 million at the end of 1994 and $109.7 million at year-end 1993.


Inventories (millions)                        1994                  1993
- --------------------------------------------------------------------------------
Finished goods                              $179.1                $176.8
- --------------------------------------------------------------------------------
Goods in process                              35.5                  34.5
- --------------------------------------------------------------------------------
Raw materials and supplies                    78.9                  74.9
- --------------------------------------------------------------------------------
Total                                       $293.5                $286.2

   Inventories are valued at the lower of cost or market. Approximately two-thirds of 1994's domestic inventories are valued using the LIFO method. Other inventories are generally determined on a FIFO method.

   Income tax benefits were $35.9 million in 1994 and $36.8 million in 1993. Of these amounts, deferred tax benefits were $31.7 million in 1994 and $34.1 million in 1993.

   Other current assets were $29.6 million in 1994, an increase of $4.8 million from the $24.8 million in 1993.


Property, plant and equipment (millions)          1994              1993
- --------------------------------------------------------------------------------
Land                                          $   33.5          $   32.2
- --------------------------------------------------------------------------------
Buildings                                        521.8             505.1
- --------------------------------------------------------------------------------
Machinery and equipment                        1,523.8           1,446.5
- --------------------------------------------------------------------------------
Construction in progress                          89.6              62.0
- --------------------------------------------------------------------------------
                                               2,168.7           2,045.8
- --------------------------------------------------------------------------------
Less accumulated depreciation
    and amortization                           1,098.8           1,006.7
================================================================================
Net                                           $1,069.9          $1,039.1

   The $122.9 million increase in gross book value to $2,168.7 million at the end of 1994 included $148.3 million for capital additions and a $55.3 million reduction from sales, retirements, dispositions and other changes. Also, because of translating foreign currency property, plant and equipment into U.S. dollars at higher exchange rates, 1994 gross book value was higher by $29.9 million and net book value increased by $13.9 million.

   The unexpended cost of approved capital appropriations amounted to $108.8 million at December 31, 1994, substantially all of which is scheduled to be expended during 1995.

   Property, plant and equipment values are stated at acquisition cost, with accumulated depreciation and amortization deducted to arrive at net book value.

   Insurance for asbestos-related liabilities was $198.0 million reflecting the company's belief in the availability of insurance in an amount to cover the estimated liability of a like amount (see page 39). Such insurance has either been agreed upon or is probable of recovery through negotiation, alternative dispute resolution or litigation.

   Beginning with the first quarter 1994, the company's balance sheet reflected a new liability--"Asbestos-related liabilities" and a new asset--"Insurance for asbestos-related liabilities" to conform to FASB Interpretation No. 39. In the past, the company set off such amounts for financial reporting.

ARMSTRONG WORLD INDUSTRIES, INC., AND SUBSIDIARIES
- --------------------------------------------------------------------------------
FINANCIAL REVIEW
- --------------------------------------------------------------------------------


Other noncurrent assets (millions)                1994                1993
- --------------------------------------------------------------------------------
Goodwill and other intangibles                  $ 67.4              $ 68.1
- --------------------------------------------------------------------------------
Pension-related assets                           106.7                76.0
- --------------------------------------------------------------------------------
Other                                             99.5               105.7
================================================================================
Total                                           $273.6              $249.8

   Other noncurrent assets increased $23.8 million in 1994. The $30.7 million increase in pension-related assets and the recording of a $3.9 million receivable for estimated environmental-remediation activities (see page 39) were the major factors for the increase. Partially offsetting these increases was the use of $13.5 million of deferred income tax benefits.

   Noncurrent assets are carried at cost or less or under the equity method of accounting.


Accounts payable and
accrued expenses (millions)                         1994                1993
================================================================================
Payables, trade and other                         $172.1              $145.3
- --------------------------------------------------------------------------------
Employment costs                                    92.0                55.0
- --------------------------------------------------------------------------------
Restructuring costs                                 20.3                41.7
- --------------------------------------------------------------------------------
Other                                               43.0                51.3
================================================================================
Total                                             $327.4              $293.3

   The carrying amount of accounts payable and accrued expenses approximates fair value because of the short maturity of these items.


Income taxes (millions)                            1994                1993
================================================================================
Payable--current                                  $21.4               $31.7
- --------------------------------------------------------------------------------
Deferred--current                                   1.1                  .1
================================================================================
Total                                             $22.5               $31.8


Deferred income taxes (millions)                      1994           1993
================================================================================
  Postretirement and postemployment
    benefits                                       $ (95.0)       $ (99.6)
- --------------------------------------------------------------------------------
  Restructuring benefits                             (14.7)         (31.0)
- --------------------------------------------------------------------------------
  Asbestos-related liabilities                       (69.3)            --
- --------------------------------------------------------------------------------
  Alternative minimum tax credit                      (5.3)         (20.3)
- --------------------------------------------------------------------------------
  Excess foreign tax credit carryforward                --           (6.9)
- --------------------------------------------------------------------------------
  Other                                              (77.8)         (69.6)
- --------------------------------------------------------------------------------
Total gross deferred tax assets                    $(262.1)       $(227.4)
- --------------------------------------------------------------------------------
  Less valuation allowance                              --            6.9
- --------------------------------------------------------------------------------
Net deferred assets                                $(262.1)       $(220.5)
- --------------------------------------------------------------------------------
  Accumulated depreciation                         $ 106.5        $  96.2
- --------------------------------------------------------------------------------
  Pension costs                                       33.1           29.4
- --------------------------------------------------------------------------------
  Insurance for asbestos-related liabilities          69.3             --
- --------------------------------------------------------------------------------
  Other                                               54.7           66.1
- --------------------------------------------------------------------------------
Total deferred income tax liabilities              $ 263.6        $ 191.7
- --------------------------------------------------------------------------------
Net deferred income tax liabilities (assets)       $   1.5        $ (28.8)
- --------------------------------------------------------------------------------
Less net income tax (benefits)--current              (30.6)         (34.1)
- --------------------------------------------------------------------------------
Less net income tax (benefits)--noncurrent              --          (13.5)
================================================================================
Deferred income taxes--long term                   $  32.1        $  18.8

   The tax effects of principal temporary differences between the carrying amounts of assets and liabilities and their tax bases are summarized in the preceding table.

                                        Average                    Average
                                       year-end                  year-end
                                       interest                  interest
Debt (millions)                  1994      rate           1993       rate
============================================================================
Short-term debt:
  Commercial paper             $  3.2      6.00%        $ 75.5       3.36%
- ----------------------------------------------------------------------------
  Foreign banks                  14.7      7.20%          29.9       6.81%
- ----------------------------------------------------------------------------
Total short-term debt          $ 17.9      6.99%        $105.4       4.34%
- ----------------------------------------------------------------------------
Long-term debt:
  9 3/4% debentures
    due 2008                   $125.0      9.75%        $125.0       9.75%
- ----------------------------------------------------------------------------
  Medium-term notes
    8.5-9% due
      1995-2001                 111.8      8.75%         116.8       8.71%
- ----------------------------------------------------------------------------
  Industrial
    development
      bonds                      17.7      5.66%          17.9       3.08%
- ----------------------------------------------------------------------------
  Other                           2.2     12.25%           2.9      11.25%
- ----------------------------------------------------------------------------
Total long-term debt           $256.7      9.05%        $262.6       8.88%
- ----------------------------------------------------------------------------
Less current installments        19.5      8.80%           5.8       8.13%
============================================================================
Net long-term debt             $237.2      9.07%        $256.8       8.85%


Scheduled amortization of long-term debt (millions)
============================================================================
1996                              $40.1               1999            $  --
- ----------------------------------------------------------------------------
1997                               13.7               2000             18.1
- ----------------------------------------------------------------------------
1998                               13.5

   The December 31, 1994, carrying amounts of short-term debt and current installments of long-term debt approximate fair value because of the short maturity of these items.

   The estimated fair value of net long-term debt was $247.2 million and $301.3 million at December 31, 1994 and 1993, respectively. The fair value estimates of long-term debt were based upon quotes from major financial institutions, taking into consideration current rates offered to the company for debt of the same remaining maturities.

   The 9 3/4% debentures and the medium-term notes are not redeemable until maturity and have no sinking-fund requirements.

   The industrial development bonds have maturities from 1995 to 2005, and $16.5 million has a variable interest rate that is reset weekly.

   Other debt includes an $18.6 million zero-coupon note due in 2013 that had a carrying value of $1.7 million at December 31, 1994.

   In February 1995, Armstrong arranged a $200 million five-year revolving line of credit with 10 banks for general corporate purposes. In addition, the company's foreign subsidiaries have approximately $143 million of unused short-term lines of credit available from banks. The domestic credit lines are extended on a fee basis.

   The company can borrow from its banks generally at rates approximating the lowest available to commercial borrowers and can issue short-term commercial paper notes supported by the lines of credit.

Financial instruments with off-balance sheet risks

   The company selectively uses foreign currency forward and option contracts to offset the effects of exchange rate changes on cash flow exposures denominated in foreign currencies. These exposures include firm or anticipated intercompany trade accounts, royalties, service fees, dividends, intercompany loans and third party sales or payments. The primary exposures are denominated in European currencies and the Canadian dollar. The company normally hedges cash flow exposures up to one year. The company's foreign currency cash flow exposures, the net hedge and the unhedged exposure at December 31, 1994, were as follows:


Foreign currency                                           Net
exposure (millions)1                      Gross           hedge        Unhedged
================================================================================
Canadian dollar                           $ 42.0         $  36.0        $  6.0
- --------------------------------------------------------------------------------
German mark                                 38.0            38.0            --
- --------------------------------------------------------------------------------
British pound                               28.3            15.5          12.8
- --------------------------------------------------------------------------------
French franc                                25.0            24.3            .7
- --------------------------------------------------------------------------------
Italian lira to
   French franc                             15.6            10.8           4.8
- --------------------------------------------------------------------------------
French franc to
   German mark                              12.7             7.7           5.0
- --------------------------------------------------------------------------------
German mark to
   British pound                            10.0             7.1           2.9
- --------------------------------------------------------------------------------
Other                                       37.6            20.8          16.8
- --------------------------------------------------------------------------------
Total                                     $209.2          $160.2         $49.0

Note 1: The currencies shown are in relation to the U.S. dollar, except as indicated.

   Realized and unrealized gains and losses on contracts that are used to offset the effects of exchange rate changes on foreign currency cash flows are normally marked to market and recognized in statements of operations. The foreign currency options consist primarily of purchased options that are designated as effective hedges and are deferred and included in income as part of the underlying transactions.

   Realized and unrealized gains and losses on foreign currency contracts used to hedge intercompany transactions of a long-term investment nature are included in the foreign currency translation components of shareholders' equity.

   The company's foreign currency forward and option contracts by currency at December 31, 1994, were as follows. All of the contracts mature within eight months.


Foreign currency                          Forward               Option
contracts (millions)1                    contracts             contracts
================================================================================
                                      Sold      Bought        Sold      Bought
- --------------------------------------------------------------------------------
Canadian dollar                      $ 26.7      $1.4           --       $10.7
- --------------------------------------------------------------------------------
German mark                            27.1       3.2           --        14.1
- --------------------------------------------------------------------------------
British pound                          12.4        --           --         3.1
- --------------------------------------------------------------------------------
French franc                           17.6        --           --         6.7
- --------------------------------------------------------------------------------
Italian lira to
   French franc                        10.8        --           --          --
- --------------------------------------------------------------------------------
French franc to
   German mark                          7.7        --           --          --
- --------------------------------------------------------------------------------
German mark to
   British pound                        7.1        --           --          --
- --------------------------------------------------------------------------------
Other                                  20.8        --           --          --
- --------------------------------------------------------------------------------
Total                                $130.2      $4.6           --       $34.6

Note 1: The currencies shown are in relation to the U.S. dollar, except as indicated, and are converted at year-end market exchange rates.

   The company selectively enters into interest rate swap agreements to reduce the impact of interest rate changes on its debt. The interest rate swap agreements involve exchanges of fixed or floating rate interest payments without the exchange of the underlying notional amounts. The notional amounts of such agreements are used to measure the interest to be paid or received and do not represent the amount of exposure to loss.

   In 1987, the company entered into a seven-year notional $15 million interest rate swap whereby the company paid interest at the 30-day U.S. commercial paper rate and received interest at a fixed rate of 10.22%. The swap matured in 1994.

   In 1987, the company entered into one five-year and two seven-year currency interest rate swaps whereby the company exchanged a total of U.S. $86.3 million for German marks 90 million, French francs 182.4 million and Belgian francs 270 million to hedge net investment in foreign subsidiaries. The agreements provided for the company to make fixed interest rate payments of 5.37% for the German mark swap, 8.88% for the French franc swap and 7.8% for the Belgian franc swap while receiving interest at the 30-day U.S. commercial paper rate. The swaps hedged net investment in foreign subsidiaries until 1992, at which time they were redesignated to hedge foreign currency cash flow exposures. Upon redesignation, the swaps were marked to market through income. The German mark swap matured in 1992. The two remaining swaps were terminated prior to maturity in 1993 due to the appreciation of the foreign currencies at a pretax loss of $.7 million that was recognized in other income and expense.

ARMSTRONG WORLD INDUSTRIES, INC., AND SUBSIDIARIES
- --------------------------------------------------------------------------------
FINANCIAL REVIEW
- --------------------------------------------------------------------------------

   In 1992, the company entered into two three-year notional amount $50 million interest rate swaps, whereby the company paid interest at the six-month London Interbank Offered Rate (LIBOR) in arrears and received interest at an average fixed rate of 6.6%. The swaps were terminated prior to maturity in 1993 due to a rising LIBOR at a pretax gain of $2.5 million that was recognized in income.

   In 1993, the company entered into a five-year notional amount $25 million interest rate swap, whereby the company paid interest at the six-month LIBOR and received interest at a fixed rate of 5.575%. The swap was terminated in 1994 due to a rising LIBOR at a pretax loss of $.1 million that was recognized in income.

   The foreign currency hedges and the swap agreements are straightforward "plain vanilla" contracts that have no imbedded options or other terms that involve a higher level of complexity or risk.

   The realized and unrealized gains and losses relating to the company's management of foreign currency and interest rate exposures are shown below on a disaggregated basis for the years ended December 31, 1994 and 1993.


                                           Foreign currency
                                  ----------------------------------   Interest
Gain (loss)                       Exposure                    Net        rate
(millions)                         effect     Contracts1     effect2     swaps
================================================================================
Year 1994
- --------------------------------------------------------------------------------
Income statement:
   Realized                        $ (.7)        $(2.5)       $(3.2)      $ .2
- --------------------------------------------------------------------------------
   Unrealized                         --            .4           .4         --
- --------------------------------------------------------------------------------
On balance sheet:
   Realized                          2.1          (5.8)        (3.7)        --
- --------------------------------------------------------------------------------
   Unrealized                        4.8           (.2)         4.6         --
- --------------------------------------------------------------------------------
Off balance sheet                     --            --           --         --
- --------------------------------------------------------------------------------
Total                              $ 6.2         $(8.1)       $(1.9)      $ .2
- --------------------------------------------------------------------------------
Year 1993
- --------------------------------------------------------------------------------
Income statement:
   Realized                        $ (.8)        $(2.8)       $(3.6)      $7.0
- --------------------------------------------------------------------------------
   Unrealized                         --           (.9)         (.9)        --
- --------------------------------------------------------------------------------
On balance sheet:
   Realized                           --            --           --         --
- --------------------------------------------------------------------------------
   Unrealized                       (1.2)           .2         (1.0)        --
- --------------------------------------------------------------------------------
Off balance sheet                     --            --           --         .4
- --------------------------------------------------------------------------------
Total                              $(2.0)        $(3.5)       $(5.5)      $7.4

Note 1: The company borrows centrally and enters into foreign currency intercompany transactions of a long-term investment nature with foreign subsidiaries. These are fully hedged. Accordingly, gains and losses on these transactions are fully offset by losses and gains from the related foreign exchange contracts.

Note 2: Excludes the offsetting effect of interest rate differentials on underlying intercompany transactions being hedged of $.6 million in 1994 and $.5 million in 1993.

   The company continually monitors the market risk of its foreign currency and interest rate contracts by marking the positions to market. The counterparties to these instruments are major international financial institutions. The company uses commercial rating agencies to evaluate the credit quality of the counterparties, and the company does not anticipate a loss resulting from any credit risk of these institutions.

   As of December 31, 1994, the company had provided $96 million in standby letters of credit and financial guarantees. The company does not normally provide collateral or other security to support these instruments.

   Other long-term liabilities were $118.3 million in 1994 and $99.6 million in 1993 and include amounts for pensions, deferred compensation, workers' compensation, vacation accrual, a reserve for estimated environmental-remediation liabilities (see below) and a reserve for the estimated potential liability primarily associated with claims pending in the company's asbestos-related litigation.

   Based upon the company's experience with this litigation--as well as the Wellington Agreement, other settlement agreements with certain of the company's insurance carriers and an earlier interim agreement with several primary carriers--a residual reserve amount of $3.3 million is intended to cover potential liability and settlement costs which are not covered by insurance, legal and administrative costs not covered under the agreements and certain other factors which have been involved in the litigation about which uncertainties exist. Future costs of litigation against the company's insurance carriers and other legal costs indirectly related to the litigation, expected to be modest, will be expensed outside the reserve. Amounts, primarily insurance litigation costs, estimated to be payable within one year are included under current liabilities.

   This reserve does not address any unanticipated reduction in expected insurance coverage which might result in the future related to pending lawsuits and claims nor any potential shortfall in such coverage for claims which are subject to the settlement class action referred to on pages 43-45.

   The fair value of other long-term liabilities was estimated to be $104.4 million at December 31, 1994, and $87.2 million at December 31, 1993, using a discounted cash flow approach.

   Asbestos-related liabilities of $198.0 million represent the estimated liability and defense cost to resolve approximately 73,000 personal injury claims pending against the company as of December 31, 1994. The insurance asset (see page 36) in the amount of $198.0 million offsets the liability.

Environmental matters

   The company will incur capital expenditures in order to meet the new requirements of the Clean Air Act of 1990 and is awaiting the final promulgation of implementing regulations by various state agencies to determine the magnitude of additional costs and the time period over which they will be incurred. In 1994, the company incurred capital expenditures of approximately $1.9 million for environmental compliance and control facilities and anticipates comparable annual expenditures for those purposes for the years 1995 and 1996.

   As with many industrial companies, Armstrong is involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"), and similar state laws at approximately 23 sites. In most cases, Armstrong is one of many potentially responsible parties ("PRPs") who have voluntarily agreed to jointly fund the required investigation and remediation of each site. With regard to some sites, however, Armstrong disputes either liability or the proposed cost allocation. Sites where Armstrong is alleged to have contributed a significant volume of waste material include a former municipal landfill site in Volney, New York, and a former county landfill site in Buckingham County, Virginia, which is alleged to have received material from Thomasville Furniture Industries, Inc. (see page 46). Armstrong may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies. The company is also remediating environmental contamination resulting from past industrial activity at certain of its current plant sites.

   Estimates of future liability are based on an evaluation of currently available facts regarding each individual site and consider factors including existing technology, presently enacted laws and regulations and prior company experience in remediation of contaminated sites. Although current law imposes joint and several liability on all parties at any Superfund site, Armstrong's contribution to the remediation of these sites is expected to be limited by the number of other companies also identified as potentially liable for site costs. As a result, the company's estimated liability reflects only the company's expected share. In determining the probability of contribution, the company considers the solvency of the parties, whether responsibility is being disputed, the terms of any existing agreements and experience regarding similar matters. The estimated liabilities do not take into account any claims for recoveries from insurance or third parties.

   Because of uncertainties associated with remediation activities and technologies, regulatory interpretations and the allocation of those costs among various other parties, the company has accrued, before agreed-to insurance coverage, $10.4 million to reflect its estimated undiscounted liability for environmental remediation. As assessments and remediation activities progress at each individual site, these liabilities are reviewed to reflect additional information as it becomes available.

   Actual costs to be incurred at identified sites in the future may vary from the estimates, given the inherent uncertainties in evaluating environmental liabilities. Subject to the imprecision in estimating environmental remediation costs, the company believes that any sum it may have to pay in connection with environmental matters in excess of the amounts noted above would not have a material adverse effect on its financial condition, liquidity or results of operations.

Geographic areas

   United States net trade sales include export sales to non-affiliated customers of $40.9 million in 1994, $27.0 million in 1993 and $24.4 million in 1992.

   "Europe" includes operations located primarily in England, France, Germany, Italy, the Netherlands, Spain and Switzerland. Operations in Australia, Canada, China, Hong Kong, Indonesia, Japan, Korea, Singapore and Thailand are in "Other foreign."

   Transfers between geographic areas and commissions paid to affiliates marketing exported products are accounted for by methods that approximate arm's-length transactions, after considering the costs incurred by the selling company and the return on assets employed of both the selling unit and the purchasing unit. Operating income of a geographic area includes income accruing from sales to affiliates.


Geographic areas
at December 31 (millions)                  1994          1993           1992
- --------------------------------------------------------------------------------
Net trade sales:
- --------------------------------------------------------------------------------
    United States                        $2,090.7      $1,910.7        $1,841.5
- --------------------------------------------------------------------------------
    Europe                                  483.4         456.6           544.5
- --------------------------------------------------------------------------------
    Other foreign                           178.6         158.1           163.8
- --------------------------------------------------------------------------------
Interarea transfers:
- --------------------------------------------------------------------------------
    United States                            95.1          76.1            69.9
- --------------------------------------------------------------------------------
    Europe                                    8.7           6.0             4.0
- --------------------------------------------------------------------------------
    Other foreign                            26.1          21.9            18.5
- --------------------------------------------------------------------------------
    Eliminations                           (129.9)       (104.0)          (92.4)
- --------------------------------------------------------------------------------
Total net sales                          $2,752.7      $2,525.4        $2,549.8
================================================================================
Operating income (loss): (Note 1)
- --------------------------------------------------------------------------------
    United States                        $  274.1      $  140.8        $   10.9
- --------------------------------------------------------------------------------
    Europe                                   75.3          31.7            22.5
- --------------------------------------------------------------------------------
    Other foreign                             7.6          10.0            (4.6)
- --------------------------------------------------------------------------------
    Unallocated corporate expense           (23.8)        (59.8)          (54.9)
- --------------------------------------------------------------------------------
Total operating income (loss)            $  333.2      $  122.7        $  (26.1)
================================================================================
Identifiable assets: (Note 2)
- --------------------------------------------------------------------------------
    United States                        $1,375.9      $1,334.0        $1,362.2
- --------------------------------------------------------------------------------
    Europe                                  376.5         347.0           362.5
- --------------------------------------------------------------------------------
    Other foreign                            72.6          63.2            64.9
- --------------------------------------------------------------------------------
    Corporate                               408.0         185.4           226.8
- --------------------------------------------------------------------------------
    Eliminations                              (.5)          (.3)           (6.6)
- --------------------------------------------------------------------------------
Total assets                             $2,232.5      $1,929.3        $2,009.8

Note 1: Certain expenses, principally employee benefit costs, that were previously unallocated are included in operating income for the respective geographical area and industry segments in 1994. Years 1993 and 1992 were restated to conform to current year presentation.

Note 2: Identifiable assets for geographic areas and industry segments exclude cash, marketable securities and assets of a corporate nature. Capital additions for industry segments include property, plant and equipment from acquisitions.

ARMSTRONG WORLD INDUSTRIES, INC., AND SUBSIDIARIES
- --------------------------------------------------------------------------------
FINANCIAL REVIEW
- --------------------------------------------------------------------------------

Industry segments

   The company operates worldwide in four reportable segments: floor coverings, building products, furniture and industry products. Floor coverings sales include resilient floors, ceramic tile and accessories.


Industry segments
at December 31 (millions)                  1994           1993           1992
- --------------------------------------------------------------------------------
Net trade sales:
- --------------------------------------------------------------------------------
    Floor coverings                      $1,283.7       $1,191.3       $1,134.9
- --------------------------------------------------------------------------------
    Building products                       630.0          586.7          656.7
- --------------------------------------------------------------------------------
    Furniture                               526.8          449.7          438.4
- --------------------------------------------------------------------------------
    Industry products                       312.2          297.7          319.8
================================================================================
Total net sales                          $2,752.7       $2,525.4       $2,549.8
================================================================================
Operating income (loss): (See Note 1 on page 40 & Note 3 below)
- --------------------------------------------------------------------------------
    Floor coverings                      $  190.4       $  112.4       $   12.6
- --------------------------------------------------------------------------------
    Building products                        86.8           18.8          (19.3)
- --------------------------------------------------------------------------------
    Furniture                                38.6           24.1            5.8
- --------------------------------------------------------------------------------
    Industry products                        41.2           27.2           29.7
- --------------------------------------------------------------------------------
    Unallocated corporate expense           (23.8)         (59.8)         (54.9)
================================================================================
Total operating income (loss)            $  333.2       $  122.7       $  (26.1)
================================================================================
Depreciation and amortization:
- --------------------------------------------------------------------------------
    Floor coverings                      $   63.0       $   63.2       $   67.8
- --------------------------------------------------------------------------------
    Building products                        34.5           34.1           37.6
- --------------------------------------------------------------------------------
    Furniture                                12.7           12.9           13.5
- --------------------------------------------------------------------------------
    Industry products                        17.6           14.6           12.8
- --------------------------------------------------------------------------------
    Corporate                                 5.6            5.2            5.2
================================================================================
Total depreciation
    and amortization                     $  133.4       $  130.0       $  136.9
================================================================================
Capital additions: (See Note 2 on page 40)
- --------------------------------------------------------------------------------
    Floor coverings                      $   77.1       $   59.5       $   48.0
- --------------------------------------------------------------------------------
    Building products                        31.5           24.2           25.9
- --------------------------------------------------------------------------------
    Furniture                                14.1           10.0            8.3
- --------------------------------------------------------------------------------
    Industry products                        22.6           22.1           31.4
- --------------------------------------------------------------------------------
    Corporate                                 3.0            1.8            2.2
================================================================================
Total capital additions                  $  148.3       $  117.6       $  115.8
================================================================================
Identifiable assets: (See Note 2 on page 40)
- --------------------------------------------------------------------------------
    Floor coverings                      $  866.4       $  818.4       $  847.0
- --------------------------------------------------------------------------------
    Building products                       478.1          483.0          500.3
- --------------------------------------------------------------------------------
    Furniture                               245.2          234.6          238.7
- --------------------------------------------------------------------------------
    Industry products                       234.8          207.9          197.0
- --------------------------------------------------------------------------------
    Corporate                               408.0          185.4          226.8
================================================================================
Total assets                             $2,232.5       $1,929.3       $2,009.8


Note 3:
Restructuring charges
in operating income (loss) (millions)         1994          1993          1992
================================================================================
    Floor coverings                            --          $27.7         $ 80.8
- --------------------------------------------------------------------------------
    Building products                          --           13.7           35.0
- --------------------------------------------------------------------------------
    Furniture                                  --             .6            4.8
- --------------------------------------------------------------------------------
    Industry products                          --           12.9           12.5
- --------------------------------------------------------------------------------
    Unallocated corporate expense              --           35.0           32.4
- --------------------------------------------------------------------------------
Total restructuring charges
in operating income (loss)                     --          $89.9         $165.5
- --------------------------------------------------------------------------------

Stock options

   No further options may be granted under the 1984 Long-Term Stock Option Plan for Key Employees since the 1993 Long-Term Stock Incentive Plan, approved by the shareholders in April 1993, replaced the 1984 Plan for purposes of granting additional options.

   Awards under the 1993 Long-Term Stock Incentive Plan may be in the form of stock options, stock appreciation rights in conjunction with stock options, performance restricted shares and restricted stock awards. No more than 4,300,000 shares of common stock may be issued under the Plan, and no more than 430,000 shares of common stock may be awarded in the form of restricted stock awards (see page 42). The Plan extends to April 25, 2003. Pre-1993 grants made under predecessor plans will be governed under the provisions of those plans. At December 31, 1994, there were 3,691,512 shares available for grant under the 1993 Plan.

   Options are granted to purchase shares at prices not less than the closing market price of the shares on the dates the options were granted and expire 10 years from the date of grant. The average share price of all options exercised was $31.20 in 1994, $27.41 in 1993 and $12.34 in 1992.


Changes in option shares outstanding
(thousands except for share price)               1994         1993        1992
================================================================================
Option shares at beginning of year             1,708.4      1,730.7     1,458.5
- --------------------------------------------------------------------------------
Options granted                                  247.1        245.1       383.9
- --------------------------------------------------------------------------------
                                               1,955.5      1,975.8     1,842.4
- --------------------------------------------------------------------------------
Less: Option shares exercised                    323.1        182.2        27.4
- --------------------------------------------------------------------------------
    Stock appreciation rights
      exercised                                    8.5         14.0         9.1
- --------------------------------------------------------------------------------
    Options canceled                              11.8         71.2        75.2
- --------------------------------------------------------------------------------
                                                 343.4        267.4       111.7
- --------------------------------------------------------------------------------
Option shares at end of year                   1,612.1      1,708.4     1,730.7
- --------------------------------------------------------------------------------
Average share price of options                $  36.82     $  33.20    $  32.88
- --------------------------------------------------------------------------------
Option shares exercisable at
  end of year                                  1,367.1      1,464.2     1,349.1

   Performance restricted shares issuable under the 1993 Long-Term Stock Incentive Plan entitle certain key executive employees to earn shares of Armstrong's common stock, only if the company meets certain predetermined performance measures during a three-year performance period. At the end of the performance period, common stock awarded will generally carry an additional four-year restriction period whereby the shares will be held in custody by the company until the expiration or termination of the restriction. Compensation expense will be charged to earnings over the period in which the restrictions lapse. At the end of 1994, there were 110,132 performance restricted shares outstanding, with associated potential future common stock awards falling in the range of zero to 330,396 shares of Armstrong common stock.

   Restricted stock awards can be used for the purposes of recruitment, special recognition and retention of key employees. Awards for 12,000 shares of restricted stock were granted during 1994, with 256 accumulated dividend equivalent shares outstanding.

   Shareholders' equity changes for 1994, 1993 and 1992 are summarized below:


Years ended December 31
(millions except for per-share data)        1994          1993           1992
- --------------------------------------------------------------------------------
Series A convertible preferred stock:
================================================================================
Balance at beginning of year             $  263.9       $  266.4       $  267.7
- --------------------------------------------------------------------------------
Shares retired                                2.3            2.5            1.3
- --------------------------------------------------------------------------------
Balance at end of year                   $  261.6       $  263.9       $  266.4
- --------------------------------------------------------------------------------
Common stock, $1 par value:
- --------------------------------------------------------------------------------
Balance at beginning and end
    of year                              $   51.9       $   51.9       $   51.9
- --------------------------------------------------------------------------------
Capital in excess of par value:
- --------------------------------------------------------------------------------
Balance at beginning of year             $   29.7       $   26.1       $   25.8
- --------------------------------------------------------------------------------
Stock issuances                               9.6            3.6             .3
- --------------------------------------------------------------------------------
Balance at end of year                   $   39.3       $   29.7       $   26.1
- --------------------------------------------------------------------------------
Reduction for ESOP loan guarantee:
- --------------------------------------------------------------------------------
Balance at beginning of year             $ (241.8)      $ (249.2)      $ (256.0)
- --------------------------------------------------------------------------------
Principal paid                                8.4            6.3            4.5
- --------------------------------------------------------------------------------
Accrued compensation                          (.5)           1.1            2.3
- --------------------------------------------------------------------------------
Balance at end of year                   $ (233.9)      $ (241.8)      $ (249.2)
- --------------------------------------------------------------------------------
Retained earnings:
- --------------------------------------------------------------------------------
Balance at beginning of year             $  927.7       $  922.7       $1,208.7
- --------------------------------------------------------------------------------
Net earnings (loss) for year                210.4           63.5         (227.7)
- --------------------------------------------------------------------------------
Tax benefit on dividends
    paid on unallocated preferred
    shares                                    4.9            5.3            5.5
- --------------------------------------------------------------------------------
    Total                                $1,143.0       $  991.5       $  986.5
- --------------------------------------------------------------------------------
Less dividends:
    Preferred stock
      $3.462 per share                   $   19.0       $   19.2       $   19.3
- --------------------------------------------------------------------------------
    Common stock
      $1.26 per share in 1994;               47.2
      $1.20 per share in 1993;                              44.6
      $1.20 per share in 1992                                              44.5
- --------------------------------------------------------------------------------
    Total dividends                      $   66.2       $   63.8        $  63.8
- --------------------------------------------------------------------------------
Balance at end of year                   $1,076.8       $  927.7        $ 922.7
- --------------------------------------------------------------------------------
Foreign currency translation:
- --------------------------------------------------------------------------------
Balance at beginning of year             $   (3.4)      $    8.6        $  44.7
- --------------------------------------------------------------------------------
Translation adjustments and
    hedging activities                       11.7          (12.5)         (37.0)
- --------------------------------------------------------------------------------
Allocated income taxes                         --             .5             .9
- --------------------------------------------------------------------------------
Balance at end of year                   $    8.3       $   (3.4)       $   8.6
- --------------------------------------------------------------------------------
Less treasury stock at cost:
- --------------------------------------------------------------------------------
Balance at beginning of year             $  458.5       $  457.3        $ 457.3
- --------------------------------------------------------------------------------
Stock purchases                              10.6             .1             --
- --------------------------------------------------------------------------------
Stock issuance activity, net                  (.2)           1.1             --
- --------------------------------------------------------------------------------
Balance at end of year                   $  468.9       $  458.5        $ 457.3
- --------------------------------------------------------------------------------
Total shareholders' equity               $  735.1       $  569.5        $ 569.2

   Treasury shares changes for 1994, 1993 and 1992 are as follows:


Years ended December 31
(thousands)                                 1994           1993           1992
- --------------------------------------------------------------------------------
Common shares
================================================================================
Balance at beginning of year             14,656.5       14,750.6       14,776.3
- --------------------------------------------------------------------------------
Stock purchases                             272.4            2.4             .6
- --------------------------------------------------------------------------------
Stock issuance activity, net               (326.8)         (96.5)         (26.3)
- --------------------------------------------------------------------------------
Balance at end of year                   14,602.1       14,656.5       14,750.6

Preferred stock purchase rights plan

   In 1986, the Board of Directors declared a distribution of one right for each share of the company's common stock outstanding on and after March 21, 1986. Following the two-for-one stock split later in 1986, one-half of one right attaches to each share of common stock outstanding. In general, the rights become exercisable at $175 per right for a fractional share of a new series of Class A preferred stock (which will differ from the Series A Convertible Preferred Stock issued to the Employee Stock Ownership Plan described on page
35) 10 days after a person or group either acquires beneficial ownership of shares representing 20% or more of the voting power of the company or announces a tender or exchange offer that could result in such person or group beneficially owning shares representing 28% or more of the voting power of the company. If thereafter any person or group becomes the beneficial owner of 28% or more of the voting power of the company or if the company is the surviving company in a merger with a person or group that owns 20% or more of the voting power of the company, then each owner of a right (other than such 20% stockholder) would be entitled to purchase shares of common stock having a value equal to twice the exercise price of the right. Should the company be acquired in a merger or other business combination, or sell 50% or more of its assets or earnings power, each right would entitle the holder to purchase, at the exercise price, common shares of the acquirer having a value of twice the exercise price of the right. The exercise price was determined on the basis of the Board's view of the long-term value of the company's common stock. The rights have no voting power nor do they entitle a holder to receive dividends. At the company's option, the rights are redeemable prior to becoming exercisable at five cents per right. The rights expire on March 21, 1996.

ARMSTRONG WORLD INDUSTRIES, INC., AND SUBSIDIARIES
- --------------------------------------------------------------------------------
FINANCIAL REVIEW
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
LITIGATION AND RELATED MATTERS
- --------------------------------------------------------------------------------

Asbestos-related litigation

   The company is one of many defendants in pending lawsuits and claims involving, as of December 31, 1994, approximately 73,000 individuals alleging personal injury from exposure to asbestos-containing products. Included in the above number are approximately 14,300 lawsuits and claims which appear not to be covered by the settlement class action referred to below that were received by the company in 1994. This compares with 24,036 in 1993. About 5,000 claims which may involve the company were received in 1994 under the settlement class action, but the vast majority of these claims have not been evaluated to date as meeting the payment criteria under the settlement agreement. Nearly all the pending personal injury suits and claims seek compensatory and punitive damages arising from alleged exposure to asbestos-containing insulation products used, manufactured or sold by the company. The company discontinued the sale of all asbestos-containing insulation products in 1969. Although a large number of suits and claims pending in prior years have been resolved, neither the rate of future dispositions nor the number of future potential unasserted claims can be reasonably predicted.

   The Judicial Panel for Multidistrict Litigation has ordered the transfer of all pending federal cases to the Eastern District Court in Philadelphia for pretrial purposes. Periodically some of those cases are released for trial. Pending state court cases have not been directly affected by the transfer.

Settlement class action

   A settlement class action which includes essentially all future asbestos-related personal injury claims against members of the Center for Claims Resolution (the "Center") referred to below was filed in Philadelphia on January 15, 1993, in Federal District Court for the Eastern District of Pennsylvania. This is before the same judge handling the cases covered under the Multidistrict Litigation order referred to above. The settlement class action is designed to establish a nonlitigation system for the resolution of essentially all future asbestos-related personal injury claims against the Center members including this company. Other defendant companies which are not Center members may be able to join the class action later. The class action proposes a voluntary settlement that offers a method for prompt compensation to claimants who were occupationally exposed to asbestos if they are impaired by such exposure. Claimants must meet certain exposure and medical criteria to receive compensation which is derived from historical settlement data. Under limited circumstances and in limited numbers, qualifying claimants may choose to litigate certain claims in court or through alternative dispute resolution, rather than accept an offered settlement amount, after their claims are processed within the system. No punitive damages will be paid under the proposed settlement. The settlement is designed to minimize transactional costs, including attorneys' fees, and to relieve the courts of the burden of handling future asbestos-related personal injury claims. Each member of the Center has an obligation for its own fixed share in this proposed settlement. The Court has ruled that claimants who neither filed a lawsuit against the company or other Center members for asbestos-related personal injury nor filed exclusion request forms to opt out of the settlement class action by January 24, 1994, are subject to the terms of the class action. The settlement class action does not include claims based on nonoccupational exposure or claims for asbestos-related property damage. Agreed upon annual case flow caps and agreed upon compensation ranges for each compensable medical category have been established for an initial period of 10 years. The case flow figures and annual compensation levels are subject to renegotiation after the initial 10-year period. On August 16, 1994, the Court tentatively approved the settlement. The settlement will become final only after appeals have been exhausted; this process could take up to several years. The Center members also have stated their intention to resolve all of the pending asbestos-related personal injury claims over a five-year period from the date the settlement class action was filed. A significant number of these pending claims have been settled with a number of the plaintiffs' counsel.

   The company is seeking agreement from its insurance carriers or a binding judgment that the settlement class action is covered by existing insurance coverage; the settlement is contingent upon such an agreement or judgment. With respect to carriers that do not agree, this matter will be resolved either by alternative dispute resolution in the case of the insurance carriers which subscribed to the Wellington Agreement referred to below, or by litigation against those carriers which did not subscribe to the Wellington Agreement.

   A few state judges have been undertaking to consolidate numbers of asbestos-related personal injury cases for trial. The company generally opposes these actions as being unfair. The company has commenced trial in Baltimore, Maryland, in one such consolidation in which common issues involved with an initial 10 plaintiffs will bind the parties in the remainder of the about 170 cases involved in the consolidation.

Insurance settlements

   The pending personal injury lawsuits and claims against the company are being paid by insurance proceeds under the 1985 Agreement Concerning Asbestos-Related Claims, the "Wellington Agreement," and by insurance proceeds from other insurance settlements noted below. A new claims handling organization, known as the Center for Claims Resolution, was created in October 1988 by Armstrong and 20 other companies to replace the Wellington Asbestos Claims Facility (the "Facility"), which has since been dissolved. Generally, the dissolution of the Facility does not essentially affect the company's overall Wellington agreement insurance settlement. That settlement provided for a final resolution of nearly all disputes concerning insurance for asbestos-related personal injury claims as between the company and three of its primary insurers and eight of its excess insurers. The one primary carrier that did not sign the Wellington Agreement paid into the Wellington Facility and settled with the company in March 1989 nearly all outstanding issues relating to insurance coverage for asbestos-related personal injury and property damage claims. In addition, one of the company's large excess-insurance carriers entered into a settlement agreement in 1986 with the company under which payments for personal injury claims were made through the Wellington Facility, and this carrier continues to make payments for such claims through the Center for Claims Resolution. Other excess-insurance carriers also have entered into settlement agreements with the company which complement Wellington including a settlement that was recently entered into with a significant excess carrier. ACandS, Inc., a former subsidiary of the company, which for certain insurance periods has coverage rights under some company insurance policies, subscribed to the Wellington Agreement but did not become a member of the Center for Claims Resolution.

   One excess carrier (providing $25 million of insurance coverage) and certain companies in an excess carrier's block of coverage (involving several million dollars of coverage) have become insolvent. Certain carriers providing excess level coverage solely for property damage claims also have become insolvent. The several million dollars of coverage referred to has been paid by company reserves. The $25 million insolvency gap has been (or will be) covered by other available insurance coverage. The company and ACandS, Inc., have negotiated a settlement agreement which reserves for ACandS, Inc., a certain amount of insurance from joint policies solely for its use in the payment of costs associated with the asbestos-related personal injury and property damage claims.

Center for Claims Resolution

   The Center for Claims Resolution operates under a concept of allocated shares of liability payments and defense costs for its members based primarily on historical experience, and it defends the members' interests and addresses pending and future claims in a manner consistent with the prompt, fair resolution of meritorious claims. In late 1991, the Center sharing formula was revised to provide that members will pay only on claims in which the member is a named defendant; as to future claims resolved under the settlement class action, the company has agreed to a percentage of each resolution payment. Although the Center members and their participating insurers were not obligated beyond one year, the insurance companies are expected to commit to the continuous operation of the Center for a seventh year and to the funding of the Center's operating expenses. With the filing of the settlement class action, the Center will continue to process pending claims and will handle the program for processing future asbestos-related personal injury claims if the class action settlement is approved by the courts. No forecast can be made for future years regarding either the rate of pending and future claims resolution by the Center or the rate of utilization of company insurance.

Property damage litigation

   The company is also one of many defendants in a total of 51 pending lawsuits and claims, including class actions, as of December 31, 1994, brought by public and private entities, including public school districts, public and private building owners. These lawsuits and claims include allegations of property damage to buildings caused by asbestos-containing products and generally claim compensatory and punitive damages and equitable relief, including reimbursement of expenditures, for removal and replacement of such products. These suits and claims appear to be aimed at friable (easily crumbled) asbestos-containing products although allegations in some suits encompass other asbestos-containing products, including allegations with respect to asbestos-containing resilient floor tile. The company vigorously denies the validity of the allegations against it contained in these suits and claims. Increasing defense costs, paid by the company's insurance carriers either under reservation or settlement arrangement, will be incurred. These suits and claims are not encompassed within the Wellington Agreement nor are they being handled by the Center for Claims Resolution.

Insurance coverage suit

   In 1989, Armstrong concluded the trial phase of a lawsuit in California state court to resolve disputes concerning certain of its insurance carriers' obligations with respect to personal injury and property damage liability coverage, including defense costs, for alleged personal injury and property damage asbestos-related lawsuits and claims. The Court issued final decisions generally in the company's favor, and the carriers appealed. The California Court of Appeal has substantially upheld the trial court's final decisions, and the insurance carriers have petitioned the California Supreme Court to hear the asbestos-related personal injury and property damage coverage issues. The California Supreme Court has accepted review pending its review of related issues in another California case. Since the company's recent settlement with a significant excess carrier, only one excess carrier providing products coverage for personal injury claims remains in the personal injury coverage litigation. Based upon the trial court's favorable final decisions in important phases of the trial relating to coverage for asbestos-related personal injury and property damage lawsuits and claims including the favorable decision by the California Court of Appeal, and a review of the coverage issues by its counsel, the company believes it has a substantial legal basis for sustaining its right to defense and indemnification. For the same reasons, the company also believes that it is probable that claims by the

ARMSTRONG WORLD INDUSTRIES, INC., AND SUBSIDIARIES
- --------------------------------------------------------------------------------
FINANCIAL REVIEW
- --------------------------------------------------------------------------------

several primary carriers for recoupment of defense expenses in the property damage litigation, which the carriers also appealed, will ultimately not be successful.

Nonproducts insurance coverage

   Nonproducts insurance coverage is included in the company's primary insurance policies and certain excess policies for nonproducts claims. Nonproducts claims include claims that may have arisen out of exposure during installation of asbestos materials or before control of such material has been relinquished. Negotiations are currently underway with several of the company's primary carriers to resolve the nonproducts coverage issues and to establish entitlement to and the amount of such coverage. The additional coverage potentially available to pay claims categorized as nonproducts is substantial and, at the primary level, includes defense costs in addition to limits. The company is entitled to pursue alternative dispute resolution proceedings against the primary and certain excess carriers to resolve the nonproducts coverage issues.

Conclusions

   The company does not know how many claims will be filed against it in the future, nor the details thereof or of pending suits not fully reviewed, nor the expense and any liability that may ultimately result therefrom, nor does the company know whether the settlement class action will ultimately succeed, the number of individuals who ultimately will be deemed to have opted out or who could file claims outside the settlement class action, nor the annual claims caps to be negotiated after the initial 10-year period for the settlement class action or the compensation levels to be negotiated for such claims, nor the scope of its nonproducts coverage ultimately deemed available or the ultimate conclusion of the California insurance coverage litigation. Subject to the foregoing and based upon its experience and other factors also referred to above, the company believes that the estimated $198 million in liability and defense costs recorded on the 1994 balance sheet will be incurred to resolve an estimated 73,000 asbestos-related personal injury claims pending against the company as of December 31, 1994. These claims include claims that were filed for the period from January 1, 1994, to January 24, 1994, and which previously were treated as potentially included within the settlement class action, and claims filed by claimants who have been identified as having filed exclusion request forms to opt out of the settlement class action. A ruling from the Court established January 24, 1994, as the date after which any asbestos-related personal injury claims filed by non-opt-out claimants against the company or other members of the Center for Claims Resolution are subject to the settlement class action. In addition to the currently estimated pending claims and any claims filed by individuals deemed to have opted out of the settlement class action, any claims otherwise determined not to be subject to the settlement class action will be resolved outside the settlement class action. The company does not know how many such claims ultimately may be filed by claimants deemed to have opted out of the class action or by claimants otherwise determined not to be subject to the settlement class action.

   An insurance asset in the amount of $198 million recorded on the 1994 balance sheet reflects the company's belief in the availability of insurance in this amount to cover the liability in like amount referred to above. Such insurance has either been agreed upon or is probable of recovery through negotiation, alternative dispute resolution or litigation. The company also notes that, based on maximum mathematical projections covering a 10-year period from 1994 to 2004, its estimated cost in the settlement class action reflects a reasonably possible additional liability of $245 million. A portion of such additional liability may not be covered by the company's ultimately applicable insurance recovery. However, the company believes that any after-tax impact on the difference between the aggregate of the estimated liability for pending cases and the estimated cost for the 10-year maximum mathematical projection, and the probable insurance recovery, would not be material either to the financial condition of the company or to its liquidity, although it could be material to earnings if it is determined in a future period to be appropriate to record a reserve for this difference. The period in which such a reserve may be recorded and the amount of any reserve that may be appropriate cannot be determined at this time. Subject to the uncertainties and limitations referred to above and based upon its experience and other factors, the company believes it is probable that substantially all of the expenses and any liability payments associated with the asbestos-related property damage claims will be paid under an existing interim agreement, by insurance coverage settlement agreements and through additional coverage reasonably anticipated from the outcome of the insurance litigation.

   Even though uncertainties still remain as to the potential number of unasserted claims, liability resulting therefrom and the ultimate scope of its insurance coverage, after consideration of the factors involved, including the Wellington Agreement, the referenced settlements with other insurance carriers, the results of the trial phase and the intermediate appellate stage of the California insurance coverage litigation, the remaining reserve, the establishment of the Center, the settlement class action, and its experience, the company believes the asbestos-related lawsuits and claims against the company would not be material either to the financial condition of the company or to its liquidity, although as stated above, the net effect of any future liabilities recorded in excess of insurance assets could be material to earnings in such future period.

                           _________________________

TINS litigation

   In October 1992, the U.S. Court of Appeals for the Third Circuit issued its decision in a lawsuit brought by The Industry Network System, Inc. (TINS), and its founder, Elliot Fineman. The plaintiffs alleged that in 1984
Armstrong had engaged in antitrust and tort law violations and breach of contract which damaged TINS' ability to do business. The Court of Appeals sustained the U.S. District Court's decision that the April 1991 jury verdict against Armstrong in the amount of $224 million including $200 million in punitive damages should be vacated, and that there should be a new trial on all claims remaining after the appeal. The Court of Appeals sustained the District Court ruling that the jury's verdict had reflected prejudice and passion due to the improper conduct of plaintiffs' counsel and was clearly contrary to the weight of the evidence. The Court of Appeals affirmed or did not disturb the trial court's order dismissing all of TINS' claims under
Section 2 of the Sherman Act for alleged conspiracy, monopolization and attempt to monopolize and dismissing all of Mr. Fineman's personal claims. These claims were not the subject of a new trial. However, the Court of Appeals reversed the trial court's directed verdict for Armstrong on TINS' claim under Section 1 of the Sherman Act, reversed the summary judgment in Armstrong's favor on TINS' claim for breach of contract based on a 1984 settlement agreement, and reversed the judgment n.o.v. for Armstrong on TINS' tortious interference and related punitive damage claims. These claims were the subject of a new trial.

   A second trial of the TINS' litigation began on April 26, 1994, in the Newark, New Jersey, District Court. TINS asked for damages in a range of $17 to $56 million. A jury found that Armstrong had breached its contract with TINS and had interfered with TINS' contractual business relationship with an Armstrong wholesaler but that Armstrong's conduct did not damage TINS and awarded no compensatory or nominal money damages. Following oral argument on November 14, 1994, TINS' motion for a partial or complete new trial was denied by the District Court. On December 22, 1994, TINS filed a Notice in the U.S. Court of Appeals for the Third Circuit of its intent to appeal the District Court's refusal to grant a new trial.

                           _________________________

Environmental remediation

   Thomasville Furniture Industries, Inc. and seven other parties have been identified by the U.S. Environmental Protection Agency ("USEPA") as Potentially Responsible Parties ("PRPs") to fund the cost of remediating environmental conditions at the Buckingham County (Virginia) Landfill, a former waste disposal site which has been listed as a federal Superfund site. After review of investigative studies to determine the nature and extent of contamination and identify various remediation alternatives, USEPA issued its Proposed Remedial Action Plan in May 1993 proposing a $21 million cleanup cost. In November 1993, USEPA issued a revised plan which recommended a reduced $3.5 million alternative, subject to additional costs depending on test results. In September 1994, USEPA issued a Record of Decision in the matter providing two alternative remedies for the site. Both options provide for limited capping and long-term groundwater monitoring, as well as limited source control and groundwater treatment in the event monitoring demonstrates contaminant migration. The PRPs' consultants current estimate for the cost of required remediation at the site is approximately $2.2 million, subject to additional costs depending on long-term monitoring results. The USEPA's current estimate, however, is $4.34 million. Discussions with USEPA are continuing regarding finalization of the appropriate remedial plan.

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

Independent auditors' report

The Board of Directors and Shareholders,
Armstrong World Industries, Inc.:

   We have audited the consolidated financial statements of Armstrong World Industries, Inc. and its subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the related supplementary information on depreciation rates and schedule listed in the accompanying index. These consolidated financial statements and supplementary information and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and supplementary information and schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Armstrong World Industries, Inc., and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion the related supplementary information and schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

   As discussed under litigation in the Financial Review section, the company is involved in antitrust litigation, the outcome of which cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the accompanying consolidated financial statements. Also, as discussed in the Financial Review section, effective January 1, 1992, the company changed its methods of accounting to adopt the provisions of the Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes", SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS 112, "Employers' Accounting for Postemployment Benefits".

Philadelphia, Pa.                                          KPMG PEAT MARWICK LLP
February 20, 1995


                                                                                                                  Total
Quarterly financial information (millions except for per-share data)    First     Second     Third     Fourth      Year
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------
Net sales                                                              $642.7     $689.3     $715.3    $705.4    $2,752.7
- ------------------------------------------------------------------------------------------------------------------------------
Gross profit*                                                           192.4      220.6      231.9     203.1       848.0
- ------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                             48.0       53.3       61.6      47.5       210.4
- ------------------------------------------------------------------------------------------------------------------------------
Per share of common stock:**
- ------------------------------------------------------------------------------------------------------------------------------
  Primary                                                                 1.17       1.31       1.54      1.17        5.22
- ------------------------------------------------------------------------------------------------------------------------------
  Fully diluted                                                           1.06       1.18       1.37      1.04        4.64
- ------------------------------------------------------------------------------------------------------------------------------
Dividends per share of common stock                                        .30        .32        .32       .32        1.26
- ------------------------------------------------------------------------------------------------------------------------------
Price range of common stock--low                                        49 3/8     43 3/8      43        36          36
- ------------------------------------------------------------------------------------------------------------------------------
Price range of common stock--high                                       57 1/2     57 1/4      53 7/8    46 5/8      57 1/2
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------
Net sales                                                              $611.9     $629.0     $660.1    $624.4    $2,525.4
- ------------------------------------------------------------------------------------------------------------------------------
Gross profit*                                                           154.9      179.6      193.7     178.0       706.2
- ------------------------------------------------------------------------------------------------------------------------------
Net earnings(loss)                                                       11.3       31.9       42.3     (22.0)       63.5
- ------------------------------------------------------------------------------------------------------------------------------
Per share of common stock:**
- ------------------------------------------------------------------------------------------------------------------------------
  Primary                                                                  .21        .76       1.04      (.68)       1.32
- ------------------------------------------------------------------------------------------------------------------------------
  Fully diluted                                                            .21        .68        .93      (.68)       1.26
- ------------------------------------------------------------------------------------------------------------------------------
Dividends per share of common stock                                        .30        .30        .30       .30        1.20
- ------------------------------------------------------------------------------------------------------------------------------
Price range of common stock--low                                         28 7/8     29 3/8     30 1/4    40 1/4      28 7/8
- ------------------------------------------------------------------------------------------------------------------------------
Price range of common stock--high                                        33 1/8     34 3/4     42 1/2    55 1/4      55 1/4
- ------------------------------------------------------------------------------------------------------------------------------

*Gross profit has been restated to reflect certain reclassification of expenses for years 1994 and 1993.

**The sum of the quarterly earnings (loss) per-share data does not always equal the total year amounts due to changes in the average shares outstanding and, for fully diluted data, the exclusion of the antidilutive effect in certain quarters.


Fourth quarter 1994 compared with fourth quarter 1993

   Forth-quarter sales of $705.4 million, a record for any fourth quarter, increased 13% from the $624.4 million recorded last year on the strength of the resilient flooring, building products and furniture businesses. Sales within North America increased by nearly 12%. The European area recorded a sales increase of nearly 19%--about one-half was due to the translation of foreign currencies to a weaker U.S. dollar--reflecting a rebound in sales for this area.
   Net earnings were $47.5 million, or $1.17 per share on a primary basis and $1.04 on a fully diluted basis, compared with a net loss of $22.0 million in the fourth quarter of 1993 when Armstrong incurred significant restructuring charges totaling $60.0 million. The fourth-quarter 1993 loss per share was 68 cents on both a primary and fully diluted basis.
   The higher earnings level was driven by increased sales volume, some higher sales prices, improved productivity and a lower effective tax rate. Cost of goods sold, when expressed as a percent of sales, was reduced to 71.2% from the 71.5% of 1993's fourth quarter. Earnings were negatively affected by higher raw material costs, primarily in the resilient flooring business, higher than usual equipment obsolescence in the industry products segment and higher expense related to a special incentive award to motivate superior financial performance.
   The 1994 effective tax rate was 26.6% compared with a tax benefit of 39.9% last year. The lower current quarter tax rate was primarily because of tax benefits related to foreign and state income tax expense that was reduced as a result of realization of previously unrecognized deferred tax assets and lower withholding taxes on foreign dividends. Last year's fourth quarter included recovery of deferred taxes resulting from some reduced foreign statutory tax rates and tax benefits from most of the restructuring charges.
   All four of Armstrong's industry segments recorded higher sales compared with year-ago levels; operating income was higher in all segments except industry products. Operating income in the floor coverings segment was $44.5 million compared with $8.6 million last year that included restructuring charges of $27.7 million. In the resilient flooring portion of this segment, operating income was higher primarily because of increased sales levels offset in part by the effects of higher raw material costs. The ceramic tile portion recorded a significant turnaround with an operating income versus an operating loss last year. This swing in profitability resulted primarily from the restructuring actions taken to reduce manufacturing costs and some higher sales volume. Worldwide building products had higher sales levels in all areas. The operating income of $16.9 million, compared with a 1993 fourth-quarter loss of $5.2 million that included a $13.7 million restructuring charge, was aided by higher sales and benefited from the impact of the two previous years' restructuring programs that significantly lowered manufacturing costs.
   Furniture continued its strong sales growth driving operating income to $13.5 million compared with $8.9 million in the same period of 1993. The Thomasville wood division provided the strongest sales and income growth for this segment. Industry products' sales improved with the recovery in the European markets. Operating income of $8.3 million compared with an operating loss of $3.4 million for the similar period in 1993 that included a $12.9 million restructuring charge. The current quarter results were impacted by a higher than usual equipment obsolescence of $3.7 million in the insulation products and gasket businesses.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
- ------------------------------------------------------------------------
         Financial Disclosure
         --------------------

Not applicable.
                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant
- -------------------------------------------------------------

Directors of the Registrant
- ----------------------------

The information appearing in the tabulation in the section captioned "Election of Directors" on pages 1-5 of the Company's 1995 Proxy Statement is incorporated by reference herein.

Executive Officers of the Registrant
- -------------------------------------

George A. Lorch* -- Age 53; Chairman of the Board since April 25, 1994; and President (Chief Executive Officer) since September 7, 1993; Executive Vice President 1988-1993.

E. Allen Deaver* -- Age 59; Executive Vice President since March 1, 1988.

Henry A. Bradshaw -- Age 59; President, Worldwide Building Products Operations since November 22, 1994; Group Vice President, Worldwide Building Products Operations, 1993-1994; Group Vice President, Building Products Operations, 1990-1993.

Dennis M. Draeger -- Age 54; President, Worldwide Floor Products Operations since November 22, 1994; Group Vice President, Worldwide Floor Products Operations 1993-1994; Group Vice President, Floor Products Operations 1988-1993.

Stephen E. Stockwell -- Age 49; President, Corporate Retail Accounts Division since November 22, 1994; Vice President, Corporate Retail Accounts July 1, 1994, through November 22, 1994; General Manager, Residential Sales, Floor Division January 26, 1994 through July 1, 1994; Field Sales Manager, Floor Division, 1988-1994.

Robert J. Shannon, Jr. -- Age 46; President, American Olean Tile Company, Inc. since March 1, 1992; and the following positions with Armstrong World Industries, Inc.: General Manager, Worldwide Gasket Products, International and Industry Product Operations, 1991-1992; Manager, Fiber Products, Industry Products Division, 1989-1991.

Frederick B. Starr -- Age 62; President, Thomasville Furniture Industries, Inc. since 1982.

Larry A. Pulkrabek -- Age 55; Senior Vice President, Secretary and General Counsel since February 1, 1990.

William J. Wimer -- Age 60; Senior Vice President, Finance since January 25, 1993; Senior Vice President, Finance, and Treasurer, 1990-1993.

David J. Feight -- Age 52; Vice President and Director of Business Development since May 1, 1994; Team Leader PATH process 1993-1994; General Manager Sales and Marketing, Building Products Operations 1988-1993.

Stephen C. Hendrix -- Age 54; Treasurer since January 25, 1993; and the following positions with SmithKline Beecham Corporation (Pharmaceuticals, Consumer Products): Vice President and Treasurer, 1989-1991.

Bruce A. Leech, Jr. -- Age 52; Controller since February 1, 1990.


All information presented above is current as of March 1, 1995. The term of office for each Executive Officer in his present capacity is one year, and each such Executive Officer will serve until reelected or until a successor is elected at the annual meeting of directors which follows the annual shareholders' meeting. Each Executive Officer has been employed by the Company in excess of five continuous years with the exception of Mr. Hendrix. Members of the Executive Committee of the Board of Directors as of March 1, 1995, are designated by an asterisk(*) following each of their names. The Executive Committee consists of those Executive Officers who serve as Directors.

Item 11.  Executive Compensation
- ---------------------------------

The information appearing in the sections captioned "Compensation Committee Interlocks and Insider Participation," "Executive Officers' Compensation," (other than the information contained under the subcaption "Performance Graph") and "Retirement Income Plan Benefits," on pages 11-16 of the Company's 1995 Proxy Statement is incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
- -------------------------------------------------------------------------

The information appearing in the sections captioned "Stock Ownership of Certain Beneficial Owners" on page 17 and "Directors' and Executive Officers' Security Ownership" on page 6 of the Company's 1995 Proxy Statement is incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions
- ---------------------------------------------------------

Not applicable.

                            PART IV
                            -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- ---------------------------------------------------------------------------

The financial statements and schedule filed as a part of this Annual Report on Form 10-K are listed in the "Index to Financial Statements and Schedules" on page 31.

a.  The following exhibits are filed as a part of this Annual Report on   Form
    10-K:

Exhibits
- --------
No. 3(a)            Copy of registrant's By-laws, as amended effective
                    February 27, 1995.

No. 3(b) Copy of registrant's restated Articles of Incorporation, as amended.

No. 4(a) Copy of registrant's Rights Agreement dated as of March 21, 1986, between the registrant and Morgan Guaranty Trust Company of New York, as Rights Agent, (as to which First Chicago Trust Company of New York has succeeded as Rights Agent,) relating to the registrant's Preferred Stock Purchase Rights.

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

No. 4(d) Copy of registrant's Supplemental Indenture dated as of October 19, 1990, between the registrant and The First National Bank of Chicago, as Trustee.

No. 10(i)(a)        Agreement Concerning Asbestos-Related Claims dated June 19,
                    1985, (the "Wellington Agreement") among the registrant and other companies is incorporated by reference herein from the registrant's 1993 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(a).

No. 10(i)(b)        Producer Agreement concerning Center for Claims Resolution dated September 23, 1988, among the registrant and other companies as amended, is incorporated herein by reference from the registrant's 1992 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(b).

No. 10(i)(c)        Copy of Credit Agreement between the registrant, certain
                    banks listed therein, and Morgan Guaranty Trust Company of New York, as Agent, dated as of February 7, 1995, providing for a $200,000,000 credit facility.

No. 10(iii)(a)      Registrant's Long-Term Stock Option Plan for Key Employees,
                    as amended, is incorporated by reference herein from the Company's 1991 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(a). *

No. 10(iii)(b)      Copy of registrant's Deferred Compensation Plan for
                    Nonemployee Directors, as amended.  *

No. 10(iii)(c)      Registrant's Directors' Retirement Income Plan, as amended, is incorporated by reference herein from the registrant's
                    1992 Annual Report on Form 10-K wherein it appears as
                    Exhibit 10(iii)(d).  *

No. 10(iii)(d)      Copy of registrant's Management Achievement Plan for Key
                    Executives, as amended.  *

No. 10(iii)(e)      Registrant's Retirement Benefit Equity Plan (formerly known as the Excess Benefit Plan), as amended, is incorporated by reference herein from the registrant's 1992 Annual Report on Form 10-K wherein it appears as Exhibit 10(iii)(f). *

No. 10(iii)(f)      Copy of Armstrong Deferred Compensation Plan, as amended.  *

No. 10(iii)(g)      Copy of registrant's Employment Protection Plan for
                    Salaried Employees of Armstrong World Industries, Inc., as amended. *

No. 10(iii)(h)      Registrant's Restricted Stock Plan For Nonemployee Directors
                    is incorporated by reference herein from the registrant's
                    1995 Proxy Statement wherein it appeared as Exhibit A.

No. 10(iii)(i)      Copy of registrant's Severance Pay Plan for Salaried
                    Employees.  *

No. 10(iii)(j)      Thomasville Value Plan of Thomasville Furniture Industries,
                    Inc.  *

No. 10(iii)(k)      Thomasville Achievement Plan of Thomasville Furniture
                    Industries, Inc.  *

No. 10(iii)(l)      Copy of American Olean Turnaround Plan of American Olean
                    Tile Company, Inc.  *

No. 10(iii)(m)      Registrant's 1993 Long-Term Stock Incentive Plan is
                    incorporated by reference herein from the registrant's 1993
                    Proxy Statement wherein it appeared as Exhibit A.  *

No. 11 A statement regarding computation of per share earnings on both primary and fully diluted bases is set forth in the Financial Statement Schedules on pages 56 and 57 of this Annual Report on Form 10-K.

No. 22              List of the registrant's domestic and foreign subsidiaries.

No. 24              Consent of Independent Auditors.

No. 25              Powers of Attorney and authorizing resolutions.

No. 27              Financial Data Statement

No. 28(ii)(a)       Copy of Annual Report on Form 11-K for the fiscal year ended
                    September 30, 1994, for the Retirement Savings Plan For
                    Salaried Employees of Armstrong World Industries, Inc. is herewith filed with the Commission.

No. 28(ii)(b)       Copy of Annual Report on Form 11-K for the fiscal year ended
                    September 30, 1994, for the Retirement Savings Plan For
                    Hourly-Paid Employees of Armstrong World

                    *  Compensatory Plan.

                    Industries, Inc. is herewith filed with the Commission.

No. 28(ii)(c)       Copy of Annual Report on Form 11-K for the fiscal year ended
                    September 30, 1994, for the Retirement Savings Plan For
                    Hourly-Paid Employees of Thomasville Furniture, Inc. is herewith filed with the Commission.

No. 28(ii)(d)       Copy of Annual Report on Form 11-K for the fiscal year ended
                    September 30, 1994, for the Armstrong World Industries, Inc.
                    Employee Stock Ownership Plan ("Share In Success Plan") is herewith filed with the Commission.

No. 28(ii)(e)       Copy of Annual Report on American Olean Tile Company, Inc.
                    Savings Plan for Production & Maintenance Employees for the fiscal year ended September 30, 1994, is herewith filed with the Commission.

No. 28(ii)(f)       Copy of Annual Report on American Olean Tile Company, Inc.
                    Savings Plan for Salaried Employees for the fiscal year ended September 30, 1994, is herewith filed with the Commission.

b.   During the last quarter of 1994, no reports on Form 8-K were filed.


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

                              ARMSTRONG WORLD INDUSTRIES, INC.
                              --------------------------------
                                       (Registrant)

                              By   /s/ George A. Lorch
                                 -----------------------------
                                         Chairman


                              Date     March 27, 1995
                                   ---------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Directors and Principal Officers of the registrant:


George A. Lorch                   Chairman and President (Principal Executive
                                  Officer)
William J. Wimer                  Senior Vice President, Finance
                                  (Principal Financial Officer)
Bruce A. Leech, Jr.               Controller
                                  (Principal Accounting Officer)
Van C. Campbell                   Director
E. Allen Deaver                   Director
Ursula F. Fairbairn               Director       By    /s/George A. Lorch
Michael C. Jensen                 Director             ----------------------
James E. Marley                   Director             (George A. Lorch as
Robert F. Patton                  Director             attorney-in-fact and
J. Phillip Samper                 Director             on his own behalf)
Jerre L. Stead                    Director
                                                       As of March 27, 1995

            ARMSTRONG WORLD INDUSTRIES, INC. AND SUBSIDIARIES

              Index to Financial Statements and Schedules

The following consolidated financial statements and Financial Review are filed as part of this Annual Report on Form 10-K:

     Consolidated Balance Sheet as of December 31, 1994 and 1993

     Consolidated Statements of Operations for the Years Ended December 31, 1994, 1993, and 1992

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1993, and 1992

The following additional financial data should be read in conjunction with the financial statements. Schedules not included with this additional data have been omitted because they are not applicable or the required information is presented in the financial statements or the financial review.



               Additional Financial Data                   Page No.
               -------------------------                   --------

Supplementary information to financial
  review

  Computation for Primary Earnings                            56
    per Share
  Computation for Fully Diluted                               57
    Earnings per Share

  Depreciation Rates                                          58

Schedule II - Valuation and Qualifying Reserves               59

                   Computation for Primary Earnings Per Share
                          for Years ended December 31
                (Amounts in millions except for per-share data)

                                                    1994     1993     1992
                                                    ----     ----     ----
Common Stock and Common Stock Equivalents
- -----------------------------------------

Average number of common shares outstanding
 including shares issuable under stock options      37.6     37.7     37.2
                                                    ====     ====     ====


Earnings (Loss) Per Share Before Cumulative
- -------------------------------------------
  Effect of Accounting Changes
  ----------------------------
Earnings (loss) before cumulative effect of
  accounting changes                                $210.4   $63.5  $ (59.9)
Less:
  Dividend requirement on Series A convertible
    preferred stock                                   19.0    19.2     19.3
Plus:
  Tax benefit on dividends paid on unallocated
    preferred shares                                   4.9     5.3      5.5
                                                    ------   -----  -------
Earnings (loss) before cumulative effect of
  accounting changes applicable to common stock     $196.3   $49.6  $ (73.7)
Earnings (loss) before cumulative effect of
  accounting changes per share of common stock      $ 5.22   $1.32  $ (1.98)
                                                    ======   =====  =======

Net Earnings (Loss) Per Share
- -----------------------------
Net earnings (loss)                                 $210.4   $63.5  $(227.7)
Less:
  Dividend requirement on Series A convertible
    preferred stock                                   19.0    19.2     19.3
Plus:
  Tax benefit on dividends paid on unallocated
    preferred shares                                   4.9     5.3      5.5
                                                    ------   -----  -------
Net earnings (loss) applicable to common stock      $196.3   $49.6  $(241.5)

Net earnings (loss) per share of common stock       $ 5.22   $1.32  $ (6.49)
                                                    ======   =====  =======

                Computation for Fully Diluted Earnings Per Share
                          for Years ended December 31
                (Amounts in millions except for per-share data)

                                                      1994      1993      1992(a)
                                                      ----      ----      ----
Common Stock and Common Stock Equivalents
- -----------------------------------------
Average number of common shares outstanding
  including shares issuable under stock options       37.6      37.7      37.2
Average number of common shares issuable under
  the Employee Stock Ownership Plan                    5.8       5.6       5.9
                                                      ----      ----      ----
Average number of common and common equivalent
  shares outstanding                                  43.4      43.3      43.1
                                                      ====      ====      ====
Pro Forma Adjustment to Earnings (Loss) Before
- ----------------------------------------------
  Cumulative Effect of Accounting Changes
  ---------------------------------------
Earnings (loss) before cumulative effect of
  accounting changes as reported                    $210.4     $63.5   $ (59.9)
Less:
  Increased contribution to the Employee Stock
    Ownership Plan assuming conversion of
    preferred shares to common                         7.9       8.2       8.3
    Net reduction in tax benefits assuming
    conversion of the Employee Stock Ownership
    Plan preferred shares to common                    1.1       0.9       0.7
                                                    ------     -----   -------
Pro forma earnings (loss) before cumulative
  effect of accounting changes                      $201.4     $54.4   $ (68.9)
Fully diluted earnings (loss) per share
  before cumulative effect of accounting changes    $ 4.64     $1.26   $ (1.98)
                                                    ======     =====   =======
Pro Forma Adjustment to Net Earnings (Loss)
- -------------------------------------------
Net earnings (loss) as reported                     $210.4     $63.5   $(227.7)
Less:
  Increased contribution to the Employee Stock
    Ownership Plan assuming conversion of
    preferred shares to common                         7.9       8.2       8.3
  Net reduction in tax benefits assuming conversion
    of the Employee Stock Ownership Plan
    preferred shares to common                         1.1       0.9       0.7
                                                    ------     -----   -------
Pro forma net earnings (loss)                       $201.4     $54.4   $(236.7)

Fully diluted net earnings (loss) per share         $ 4.64     $1.26   $ (6.49)
                                                    ======     =====   =======

(a)  Fully diluted earnings per share for the year 1992 were antidilutive.

                                 DEPRECIATION RATES

                          For Years Ended December 31



The approximate average effective rates of depreciation are as follows:

                                 1994       1993      1992
                                 ----       ----      ----
                                   %          %         %
  Domestic companies:
    Buildings                     3.2        3.2       3.2
    Machinery and Equipment       6.6        6.8       6.8


  Foreign companies:
    Buildings                     3.3        3.2       3.0
    Machinery and Equipment       9.5        8.0       8.2

                                                                     SCHEDULE II
                                                                     -----------

            Valuation and Qualifying Reserves of Accounts Receivable
            --------------------------------------------------------

                          For Years Ended December 31
                          ---------------------------
                             (amounts in millions)

Provision for Losses                   1994   1993   1992
- --------------------                   ----   ----   ----
Balance at Beginning of Year          $19.4  $15.3  $13.3
Additions Charged to Earnings         $ 9.1  $12.7  $ 9.4
Deductions (a)                        $ 8.5  $ 8.6  $ 7.4
Balance at End of Year                $20.0  $19.4  $15.3
- ---------------------------------------------------------
Provision for Discounts
- -----------------------
Balance at Beginning of Year          $18.1  $16.9  $16.8
Additions Charged to Earnings         $84.6  $71.3  $74.1
Deductions (a)                        $80.4  $70.1  $74.0
Balance at End of Year                $22.3  $18.1  $16.9
- ---------------------------------------------------------
Provision for Discounts and Losses
- ----------------------------------
Balance at Beginning of Year          $37.5  $32.2  $30.1
Additions Charged to Earnings         $93.7  $84.0  $83.5
Deductions (a)                        $88.9  $78.7  $81.4
Balance at End of Year                $42.3  $37.5  $32.2

(a) includes discounts granted and uncollectible receivables, less recoveries and valuation reserves related to discontinued businesses that have been classified as other assets

                                 EXHIBIT INDEX
Exhibits
- --------

No. 3(a)            Copy of registrant's By-laws, as amended, effective
                    February 27, 1995.

No. 3(b) Copy of registrant's restated Articles of Incorporation, as amended.

No. 4(a) Copy of registrant's Rights Agreement dated as of March 21, 1986, between the registrant and Morgan Guaranty Trust Company of New York, as Rights Agent, (as to which First Chicago Trust Company of New York has succeeded as Rights Agent,) relating to the registrant's Preferred Stock Purchase Rights.

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

No. 4(d) Copy of registrant's Supplemental Indenture dated as of October 19, 1990, between the registrant and The First National Bank of Chicago, as Trustee.

No. 10(i)(a)        Agreement Concerning Asbestos-Related Claims dated June 19,
                    1985, (the "Wellington Agreement") among the registrant and other companies is incorporated by reference herein from the registrant's 1993 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(a).

No. 10(i)(b)        Producer Agreement concerning Center for Claims Resolution dated September 23, 1988, among the registrant and other companies as amended is incorporated herein by reference from the registrant's 1992 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(b).

No. 10(i)(c)        Copy of Credit Agreement between the registrant, certain
                    banks listed therein, and Morgan Guaranty Trust Company of New York, as Agent, dated as of February 7, 1995, providing for a $200,000,000 credit facility.

No. 10(iii)(a)      Registrant's Long-Term Stock Option Plan for Key Employees,
                    as amended, is incorporated by reference herein from the Company's 1991 Annual Report on Form 10-K wherein it appeared as Exhibit 10 (iii)(a). *

No. 10(iii)(b)      Copy of registrant's Deferred Compensation Plan for
                    Nonemployee Directors, as amended.  *

No. 10(iii)(c)      Registrant's Directors' Retirement Income Plan, as amended is incorporated by reference herein from the registrant's
                    1992 Annual Report on Form 10-K wherein it appeared as
                    Exhibit 10(iii)(d).  *

No. 10(iii)(d)      Copy of registrant's Management Achievement Plan for Key
                    Executives, as amended.  *

No. 10(iii)(e)      Registrant's Retirement Benefit Equity Plan (formerly known as the Excess Benefit Plan), as amended, is incorporated by reference herein from the registrant's 1992 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(f). *

No. 10(iii)(f)      Copy of Armstrong Deferred Compensation Plan, as amended.  *

No. 10(iii)(g)      Copy of registrant's Employment Protection Plan for
                    Salaried Employees of Armstrong World Industries, Inc., as amended. *

No. 10(iii)(h)      Registrant's Restricted Stock Plan For Nonemployee Directors
                    is incorporated by reference herein from the registrant's
                    1995 Proxy Statement wherein it appeared as Exhibit A.  *

No. 10(iii)(i)      Copy of registrant's Severance Pay Plan for Salaried
                    Employees.  *

No. 10(iii)(j)      Thomasville Value Plan of Thomasville Furniture Industries,
                    Inc.  *

No. 10(iii)(k)      Thomasville Achievement Plan of Thomasville Furniture
                    Industries, Inc.  *

No. 10(iii)(l)      Copy of American Olean Turnaround Plan of American Olean
                    Tile Company, Inc.  *

No. 10(iii)(m)      Registrant's 1993 Long-Term Stock Incentive Plan is
                    incorporated by reference herein from the registrant's 1993
                    Proxy Statement wherein it appears as Exhibit A.  *

No. 11 A statement regarding computation of per share earnings on both primary and fully diluted bases is set forth in the Financial Statement Schedules on pages 56 and 57 of this Annual Report on Form 10-K.

No. 22              List of the registrant's domestic and foreign subsidiaries.

No. 24              Consent of Independent Auditors.

No. 25              Powers of Attorney and authorizing resolutions.

No. 27              Financial Data Schedule

No. 28(ii)(a)       Copy of Annual Report on Form 11-K for the fiscal year ended
                    September 30, 1994 for the Retirement Savings Plan For
                    Salaried Employees of Armstrong World Industries, Inc. is herewith filed with the Commission.

                    *  Compensatory Plan

No. 28(ii)(b)       Copy of Annual Report on Form 11-K for the fiscal year ended
                    September 30, 1994 for the Retirement Savings Plan For
                    Hourly-Paid Employees of Armstrong World Industries, Inc. is herewith filed with the Commission.

No. 28(ii)(c)       Copy of Annual Report on Form 11-K for the fiscal year ended
                    September 30, 1994 for the Retirement Savings Plan For
                    Hourly-Paid Employees of Thomasville Furniture, Inc. is herewith filed with the Commission.

No. 28(ii)(d)       Copy of Annual Report on Form 11-K for the fiscal year ended
                    September 30, 1994 for the Armstrong World Industries, Inc.
                    Employee Stock Ownership Plan ("Share In Success Plan") is herewith filed with the Commission.

No. 28(ii)(e)       Copy of Annual Report on American Olean Tile Company, Inc.
                    Savings Plan for Production & Maintenance Employees for the fiscal year ended September 30, 1994, is herewith filed with the Commission.

No. 28(ii)(f)       Copy of Annual Report on American Olean Tile Company, Inc.
                    Savings Plan for Salaried Employees for the fiscal year ended September 30, 1994, is herewith filed with the Commission.