Form 10-Q
period 1995-03-31
ARMSTRONG WORLD INDUSTRIES INC
filed 1995-05-12
CIK 7431

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1995
                               -----------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

Commission file number                         1-2116
                       -------------------------------------------------------



                       Armstrong World Industries, Inc.
 -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



       Pennsylvania                                   23-0366390
- -----------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)



P. O. Box 3001, Lancaster, Pennsylvania                         17604
- -----------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code     (717) 397-0611
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



Number of shares of registrant's common stock outstanding as of April 28, 1994 - 37,174,608

                         Part I - Financial Information
                         ------------------------------

Item 1.  Financial Statements
- ------   --------------------

Operating results for the first quarter of 1995, compared with the corresponding period of 1994 included in this report, are unaudited.

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

                                                         Three Months Ended
                                                               March 31
                                                         ------------------
                                                          1995        1994(a)
                                                          ----        ----
NET SALES                                                 $699.6      $642.7
Cost of goods sold                                         486.6       450.3
                                                          ------      ------
Gross profit                                               213.0       192.4
Selling, general & administrative expenses                 135.6       119.3
Restructuring charges                                       15.6          --
                                                          ------      ------
Operating income                                            61.8        73.1

Interest expense                                             8.0         7.5
Other expense (income), net                                   .3          --
                                                          ------      ------
Earnings before income taxes(b)                             53.5        65.6
Income taxes                                                19.1        17.6
                                                          ------      ------
NET EARNINGS (c)(d)                                       $ 34.4      $ 48.0
                                                          ======      ======
Net earnings per share of common
  stock:(e)
    Primary                                               $  .82      $ 1.17
    Fully Diluted                                         $  .75      $ 1.06

Dividends paid per common share                           $  .32      $  .30

Average number of common shares and common
  equivalent shares outstanding:
    Primary                                                 37.5        37.9
    Fully Diluted                                           43.1        43.4

See page 3 for explanation of (a), (b), (c), (d) and (e). Also see accompanying footnotes to the financial statements beginning on page 8.

(a) 1994 has been reformatted and certain expenses have been reclassified to conform with data published in the 1994 Armstrong annual report.

(b) Depreciation and amortization charged against earnings before income taxes amounted to $32.8 million in the three months ended March 31, 1995, and $30.8 million in the three months ended March 31, 1994.

(c) Net earnings for the three months ended March 31, 1995, include $10.1 million of restructuring charges resulting from plans to close a plant in Braintree, Massachusetts.

(d) Net earnings for the three months ended March 31, 1994, include $9.1 million of gains resulting from the resolution of tax audits and sale of the company's majority interest in Bega/US, Inc.

(e) Primary earnings per share for "net earnings" are determined by dividing the earnings, after deducting preferred dividends (net of tax benefit on unallocated shares), by the average number of common shares outstanding and shares issuable under stock options, if dilutive. Fully diluted earnings per share include the shares of common stock outstanding, as calculated above, and the adjustments to common shares and earnings required to portray the convertible preferred shares on an "if converted" basis unless the effect is antidilutive.

               Armstrong World Industries, Inc., and Subsidiaries
                          Consolidated Balance Sheets
                          ---------------------------
                             (amounts in millions)

                                               Unaudited
          Assets                            March 31, 1995   December 31, 1994
          ------                            ---------------  -----------------
Current assets:
  Cash and cash equivalents                    $    5.0          $   12.0
  Accounts receivable less allowance              360.1             320.0
  Inventories:
    Finished goods                             $  208.5          $  179.1
    Work in process                                36.4              35.5
    Raw materials and supplies                     78.9              78.9
                                               --------          --------
      Total inventories                           323.8             293.5
  Income tax benefits                              28.6              35.9
  Other current assets                             21.5              29.6
                                               --------          --------
      Total current assets                        739.0             691.0

Property, plant, and equipment                  2,239.3           2,168.7
  Less accumulated depreciation
    and amortization                            1,140.4           1,098.8
                                               --------          --------
      Net property, plant, and equipment        1,098.9           1,069.9

Insurance for asbestos-related
  liabilities(a)                                  195.0             198.0
Other noncurrent assets                           284.6             273.6
                                               --------          --------
      Total assets                             $2,317.5          $2,232.5
                                               ========          ========

    Liabilities and Shareholders' Equity
    ------------------------------------
Current liabilities:
  Short-term debt                              $   83.6          $   17.9
  Current installments of long-term debt           54.4              19.5
  Accounts payable and accrued expenses           295.7             327.4
  Income taxes                                     32.6              22.5
                                               --------          --------
      Total current liabilities                   466.3             387.3

Long-term debt                                    202.8             237.2
ESOP loan guarantee                               245.5             245.5
Postretirement and postemployment benefits        287.2             270.4
Asbestos-related liabilities (a)                  195.0             198.0
Other long-term liabilities                       114.5             118.3
Deferred income taxes                              31.6              32.1
Minority interest in subsidiaries                   7.2               8.6
                                               --------          --------
  Total noncurrent liabilities                  1,083.8           1,110.1

Shareholders' equity:
  Convertible preferred stock at
    redemption value                           $  260.3          $  261.6
  Common stock                                     51.9              51.9
  Capital in excess of par value                   41.8              39.3
  Reduction for ESOP loan guarantee              (232.8)           (233.9)
  Retained earnings                             1,099.2           1,076.8
  Foreign currency translation (b)                 27.4               8.3
  Treasury stock                                 (480.4)           (468.9)
                                               --------          --------
      Total shareholders' equity                  767.4             735.1
                                               --------          --------
      Total liabilities and shareholders'
        equity                                 $2,317.5          $2,232.5
                                               ========          ========

See page 5 for explanation of references (a) and (b).
Also see accompanying footnotes to the financial statements beginning on page 8.

(a) The asbestos-related liability in the amount of $195.0 million represents the estimated liability and defense cost to resolve approximately 72,000 personal injury claims pending against the Company as of the end of the first quarter 1995. The insurance asset in the amount of $195.0 million reflects the Company's belief in the availability of insurance in an amount covering the liability. See footnote No. 2 beginning on page 8 for additional details.

(b) Foreign currency translation, reported as a separate component of shareholders' equity, is detailed as follows:

                                                    1995
                                                    ----
                                                 (millions)

      Beginning balance December 31, 1994          $ 8.3

      Three months' translation adjustments and
        hedging of foreign investments              18.7

      Allocated income taxes                          .4
                                                   -----

      Ending balance March 31, 1995                $27.4
                                                   =====

               Armstrong World Industries, Inc., and Subsidiaries
                     Consolidated Statements of Cash Flows
                     -------------------------------------
                             (amounts in millions)
                                   Unaudited

                                                           Three Months Ended
                                                                March 31
                                                            1995       1994
                                                          --------   --------
Cash flows from operating activities:
  Net earnings                                             $ 34.4     $ 48.0
  Adjustments to reconcile net earnings to net cash
      provided by operating activities:
    Depreciation and amortization                            32.8       30.8
    Deferred income taxes                                    (0.5)       1.7
    Loss from restructuring activities                       15.6         --
    Restructuring payments                                   (3.0)      (6.5)

    Changes in operating assets and liabilities net of
      effect of restructuring and acquisitions:
      (Increase) in receivables                             (36.1)     (63.6)
      (Increase) in inventories                             (25.0)      (1.3)
      Decrease in other current assets                       10.2        7.3
      (Increase) in other noncurrent assets                 (10.1)     (16.6)
      Increase (decrease) in accounts payable,
        accrued expenses, income taxes payable              (25.4)      32.9
      Increase in other long-term liabilities                 6.4        7.0
      Other, net                                              5.0      (11.3)
                                                           ------     ------

Net cash provided by operating activities                     4.3       28.4
                                                           ------     ------
Cash flows from investing activities:
  Purchases of property, plant, and equipment               (36.1)     (23.5)
  Proceeds from sale of land and facilities                    .5       10.2
  Acquisitions                                              (14.0)        --
                                                           ------     ------
Net cash used for investing activities                      (49.6)     (13.3)
                                                           ------     ------
Cash flows from financing activities:
 Increase (decrease) in short-term debt                      97.0       (5.2)
  Reduction of long-term debt                               (34.4)       --
  Cash dividends paid                                       (11.9)     (11.2)
  Purchase of common stock for the treasury                 (11.0)       (.1)
  Proceeds from exercised stock options                       3.1        5.9
  Other, net                                                 (4.8)      (1.9)
                                                           ------     ------

Net cash (used for) provided by financing activities         38.0      (12.5)

Effect of exchange rate changes on cash and cash
  equivalents                                                  .3        (.1)
                                                           ------     ------

Net increase (decrease) in cash and cash equivalents       $ (7.0)    $  2.5
                                                           ======     ======
Cash and cash equivalents at beginning of period
                                                           $ 12.0     $  9.1
Cash and cash equivalents at end of period                 ======     ======
                                                           $  5.0     $ 11.6
                                                           ======     ======
- -------------------------------------------------------------------------------
Supplemental Cash Flow Information:
Interest paid                                              $  1.1     $   .9
Income taxes paid                                          $  9.6     $  4.0
- -------------------------------------------------------------------------------

See accompanying footnotes to the financial statements beginning on page 8.

               Armstrong World Industries, Inc., and Subsidiaries

                        Industry Segment Financial Data
                        -------------------------------


                             (amounts in millions)

                                   Unaudited

                                 Three Months
                                Ended March 31
                            ----------------------
                              1995       1994(a)
                              ----       -------
Net trade sales:
- ----------------
  Floor coverings           $298.2         $287.4
  Building products          171.1          151.5
  Furniture                  140.9          128.7
  Industry products           89.4           75.1
                            ------         ------

  Total net sales           $699.6         $642.7
                            ======         ======

Operating income (loss):
- ------------------------
  Floor coverings           $ 34.5         $ 34.2
  Building products(b)        26.1           24.1
  Furniture                   12.2            9.2
  Industry products(c)        (1.7)          11.6
  Unallocated corporate
    expense                   (9.3)          (6.0)
                            ------         ------

  Total operating income    $ 61.8         $ 73.1
                            ======         ======


(a) Certain 1994 expenses, principally employee benefit costs, that were previously unallocated are included in operating income for the respective industry segments to conform with data published in the 1994 Armstrong annual report.

(b) For the three months ended March 31, 1994, operating income includes a $5.9 million gain from the sale of the company's majority interest in Bega/US, Inc.

(c) For the three months ended March 31, 1995, operating income includes restructuring charges of $15.6 million.

Note 1.  The accompanying consolidated financial statements have been
- ------
reviewed by the Company's independent public accountants, KPMG Peat Marwick LLP, in accordance with the established professional standards and procedures for such limited review.

Note 2.
- ------

OVERVIEW OF ASBESTOS-RELATED LEGAL PROCEEDINGS

The full report on the Asbestos-Related Litigation immediately follows this summary.

The Company is involved, as of March 31, 1995, in approximately 72,000 pending personal injury asbestos claims and lawsuits and 51 pending lawsuits and claims alleging damages to buildings caused by asbestos-containing products. The Company's insurance carriers provide coverage for both personal injury and property damage claims. The personal injury claims only (not property damage claims) are processed for payment through the Center for Claims Resolution (the "Center"). Personal injury claims in the federal courts have been transferred by the Judicial Panel for Multidistrict Litigation to the Eastern District Court for pretrial purposes. Pending state court cases have not been directly affected by the transfer. A settlement class action which includes essentially all future asbestos-related personal injury claims against Center members was filed in the Federal District Court for the Eastern District of Pennsylvania. The court has tentatively approved the settlement although the settlement will become final only after certain issues, including insurance coverage for class members' claims are resolved, and appeals are exhausted, which could take up to several years.

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

The Company believes that an estimated $195 million in liability and defense costs recorded on its balance sheet will be incurred to resolve approximately 72,000 asbestos-related personal injury claims against the Company as of March 31, 1995. An insurance asset in the amount of $195 million recorded on the balance sheet reflects the Company's belief in the availability of insurance in this amount to cover the liability for these pending claims. The Company also projects the maximum cost in the settlement class action as a reasonably possible additional liability of $245 million for a ten-year period; a portion of such additional projected liability may not be covered by the Company's ultimately applicable insurance recovery. Although subject to uncertainties and limitations, the Company also believes it is probable that substantially all of the expenses and liability payments associated with the asbestos-related property damage claims will be covered by insurance.

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

The full report on the asbestos-related litigation is set forth below:

Asbestos-Related Litigation

The Company is named as one of many defendants in pending lawsuits and claims involving, as of March 31, 1995, approximately 72,000 individuals alleging personal injury from exposure to asbestos or asbestos-containing products. Included in the above number are approximately 12,000 lawsuits and claims received by the Company that opted out of the settlement class action referred to below. About 6,000 claims have been received as of March 31, 1995, under the settlement class action, but the vast majority of these claims have not been evaluated to date as to whether they meet the payment criteria under the settlement agreement. (In late 1993, the Company revised its claims handling procedures to provide for individual claim information to be supplied by the Center for Claims Resolution, referred to below. It is expected that this process will provide more current tracking of outstanding claims. The reconciliation between the two systems continues. Claim numbers in this note have been received from the Center and its consultants.) Nearly all the personal injury suits and claims, except those claims covered by the settlement class action, seek general and punitive damages arising from alleged exposures, during a period of years, from World War II onward into the 1970s, to asbestos-containing insulation products used, manufactured or sold by the companies involved in the asbestos-related litigation. These claims against the Company generally involve allegations of negligence, strict liability, breach of warranty and conspiracy. The Company discontinued the sale of all asbestos-containing insulation products in 1969. The first asbestos-related lawsuit was filed against the Company in 1970, and such lawsuits and claims continue to be filed against the Company. The claims generally allege that injury may be determined many years (up to 40 years) after alleged exposure to asbestos or asbestos-containing products. Nearly all suits not involved in the settlement class action include a number of defendants (including both members of the Center and other companies), and well over 100 different companies are reportedly involved as defendants in the litigation. A significant number of suits in which the Company does not believe it should be involved have been filed by persons engaged in vehicle tire production and in aspects of the construction and steel industries. The Company believes that a large number of the plaintiffs filing suit are unimpaired. Although a large number of suits and claims have either been put on inactive lists, settled, dismissed or otherwise resolved, and the Company is generally involved in all stages of claims resolution and litigation, including trials and appeals, and while the number of pending cases reflects a decrease during the past year, neither the rate of future dispositions nor the number of future potential unasserted claims can be reasonably predicted at this time.

Attention has been given by various parties both individually and collectively to securing a comprehensive resolution of pending as well as potential future asbestos-related personal injury claims. The Judicial Panel for Multidistrict Litigation ordered the transfer of all pending federal cases to a single court, the Eastern District of Pennsylvania in Philadelphia, for pretrial purposes.
The Company has supported such action. Some of these cases are periodically released for trial, although the issue of punitive damages is retained by the Eastern District Court. State court cases have not been directly affected by the transfer. The Court in the Eastern District has been instrumental in having the parties settle large numbers of cases in various jurisdictions and has been receptive to different approaches to the resolution of asbestos-related personal injury claims. A national class action was filed in the Eastern District of Texas; it was not certified and the cases involved were also transferred to the Eastern District Court of Pennsylvania for pretrial purposes.

Settlement Class Action

A settlement class action which includes essentially all future asbestos-related personal injury claims against members of the Center for Claims Resolution (the "Center") was filed in the Eastern District of Pennsylvania, on January 15, 1993. These proceedings are before the same judge to whom the federal cases were transferred under the Multidistrict Litigation order referred to above.
The proposed settlement class action was negotiated by the Center and two leading plaintiffs' law firms. The settlement class action is designed to establish a non-litigation system for the resolution of essentially all future asbestos-related personal injury claims against the Center members including the Company. Other defendant companies that are not Center members may be able to join the class action later. The class action proposes a voluntary settlement that offers a method for prompt compensation to claimants who were occupationally exposed to asbestos if they are impaired by such exposure. Claimants must meet certain exposure and medical criteria to receive compensation that is derived from historical settlement data. Under limited circumstances and in limited numbers, qualifying claimants may choose to litigate certain claims in court or through alternative dispute resolution, rather than accept an offered settlement amount, after their claims are processed within the system. No punitive damages will be paid under the proposed settlement. The settlement is designed to minimize transactional costs, including attorneys fees, and to relieve the courts of the burden of handling future asbestos-related personal injury claims. Each member of the Center has an obligation for its own fixed share in this proposed settlement. The District Court has ruled that claimants who neither filed a lawsuit against the Company or other members of the Center for Claims Resolution for asbestos-related personal injury nor filed exclusion request forms to opt out of the settlement class action by January 24, 1994, are subject to the terms of the class action. The settlement class action does not include claims deemed otherwise not covered by the class action settlement, or claims for asbestos-related property damage. Agreed upon annual case flow caps and agreed upon compensation ranges for each compensable medical category including amounts paid even more promptly under the simplified payment procedures, have been established for an initial period of ten years. Case flow caps may be increased during the second five-year period depending upon case flow during the first five-year period. The case flow figures and annual compensation levels are subject to renegotiation after the initial ten-year period. On August 16, 1994, the Court tentatively approved the settlement, and notification has been provided to potential class members who were offered the opportunity to opt out by January 24, 1994. The Center had reserved the right to withdraw from the program if an excessive number of individuals opted out. The Center determined that there was not an excessive number of opt outs and decided to proceed with the settlement class action. The opt outs are not asbestos-related claims as such but rather are reservations of rights to possibly bring court actions in the future. Most of the opt outs were the subject of a motion that questioned their validity and sought a second notice period to determine whether or not they wished to remain outside the class action. The Court has ordered a new notice period for the opt outs. Therefore, the total number of effective opt outs cannot be determined at this time. The settlement will become final only after certain issues, including insurance coverage, are resolved and appeals are exhausted. This process could take up to several years. The Center members have stated their intention to resolve over a five-year period the asbestos-related personal injury claims that were pending as of the date the settlement class action was filed. A significant number have been settled or are currently the subject of negotiations, in both instances, based upon historical averages.

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

The Company believes that the future claimants settlement class action will receive final approval. However, the potential exists that an appellate court will reject the settlement class action or that the above-referenced companion insurance action will not be successful.

A few state and federal judges have consolidated numbers of asbestos-related personal injury cases for trial, a process that the Company has generally opposed as unfair. The Company recently commenced trial in Baltimore, Maryland, in one such consolidation where some common issues to be resolved as to an initial group of ten plaintiffs will be binding on the parties in the remaining approximately 170 cases.

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

The Wellington Agreement also provided for the establishment of the Facility to evaluate, settle, pay and defend all pending and future asbestos-related personal injury claims against those companies which subscribed to the Agreement. The insurance coverage designated by the Company for coverage in the Facility consists of all relevant insurance policies issued to the Company from 1942 through 1976. Liability payments and allocated expenses with respect to each claim filed against Wellington Agreement subscribers who were defendants in the underlying asbestos-related personal injury litigation were allocated on a formula percentage basis to each such defendant, including the Company. The Facility, which has been dissolved, over time was negatively impacted by concerns raised by certain subscribers relating to their share of liability payments and allocated expenses and by certain insurer concerns with respect to defense costs and Facility operating expenses. As a result of seven subscribing companies giving notice that they wished to withdraw their cases from the Facility, a majority of the insurers and the company subscribing members agreed to dissolve the Facility as of October 3, 1988 and the Facility has now been fully dissolved. Except for eliminating the future availability of an insurer-paid special defense fund benefit linked to the existence of the Facility, a benefit not deemed material to the Company, the dissolution of the Facility essentially did not affect the Company's overall Wellington Agreement insurance settlement, which stood on its own separate from the Facility. The relinquishment of the insurer-paid special defense fund benefit was a condition of insurer support for the creation of the Center and its expected benefits.

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

A large share member earlier withdrew from the Center. Accordingly, the allocated shares of liability payments and defense costs of the Center were recalculated with the remaining members' shares being increased. Under the class action settlement resolution, if a member withdraws from the Center or the settlement, the shares of those remaining members will not be increased. The Center members have reached an agreement annually with the insurers relating to the continuing operation of the Center and expect that the insurers will fund the Center's operating expenses for its seventh year of operation. The Center will continue to process pending claims as well as future claims in the settlement class action.

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

Property Damage Litigation

The Company is also one of many defendants in a total of 51 pending lawsuits and claims, including class actions, as of March 31, 1995, brought by public and private entities, including public school districts and public and private building owners. These lawsuits and claims include allegations of damage to buildings caused by asbestos-containing products and generally claim compensatory and punitive damages and equitable relief, including reimbursement of expenditures, for removal and replacement of such products. They appear to be aimed at friable (easily crumbled) asbestos-containing products, although allegations in some suits encompass all asbestos-containing products, including allegations with respect to asbestos-containing resilient floor covering materials. Among the lawsuits that have been resolved are four class actions which had been certified, each involving a distinct class of building owner: public and private schools; Michigan state public and private schools; colleges and universities, and private property owners who leased facilities to the federal government. The settlements reached with the class representatives for three of the four classes are subject to a fairness hearing. The Court in the Michigan class action has given final approval to that settlement. The Company vigorously denies the validity of the allegations against it contained in these suits and claims. Increasing defense costs, paid by the Company's insurance carriers either under reservation or settlement arrangement, will be incurred. As a consequence of the California insurance litigation discussed elsewhere in this note, the Company believes that it is probable that costs of the property damage litigation that are being paid by the Company's insurance carriers under reservation of rights will not be subject to recoupment. These suits and claims were not handled by the former Facility nor are they being handled by the Center.

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

ACandS, Inc., a former subsidiary of the Company, has for certain insurance periods coverage rights under some of the Company's insurance policies, and has accessed such coverage on the same basis as the Company. It was a subscriber to the Wellington Agreement, but is not a member of the Center. The Company and ACandS, Inc., have negotiated a settlement agreement which reserves for ACandS, Inc. a certain amount of insurance from the joint policies solely for its own use for asbestos-related claims.

Conclusions

Based upon the Company's experience with this litigation and its disputes with insurance carriers, a reserve was recorded in June 1983 to cover estimated potential liability and settlement costs and legal and administrative costs not covered under the Interim Agreement, cost of litigation against the Company's insurance carriers, and other factors involved in the litigation that are referred to herein about which uncertainties exist. As a result of the Wellington Agreement, the reserve was earlier reduced for that portion associated with pending personal injury suits and claims. As a result of the March 31, 1989, settlement referenced above, the Company received $11.0 million, of which approximately $4.4 million was credited to income with nearly all of the balance being recorded as an increase to its reserve for potential liabilities and other costs and uncertainties associated with the asbestos-related litigation. Future costs of litigation against the Company's insurance carriers and other legal costs indirectly related to the litigation will be expensed outside the reserve.

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

Subject to the uncertainties and limitations referred to in this note and based upon its experience and other factors also referred to in this note, the Company believes that the estimated $195 million in liability and defense costs recorded on the balance sheet will be incurred to resolve an estimated 72,000 asbestos-related personal injury claims pending against the Company as of March 31, 1995. These claims include claims that were filed for the period from January 1, 1994, to January 24, 1994, and which previously were treated as potentially included within the settlement class action, and claims filed by claimants who have been identified as having filed exclusion request forms to opt out of the settlement class action. A ruling received from the Court has established January 24, 1994, as the date after which any asbestos-related personal injury claims filed by non-opt-out claimants against the Company or other members of the Center for Claims Resolution are subject to the settlement class action. In addition to the currently estimated pending claims and any claims filed by individuals deemed to have opted out of the settlement class action, any claims otherwise determined not to be subject to the settlement class action, will be resolved outside the settlement class action. The Company does not know how many such claims ultimately may be filed by claimants deemed to have opted out of the class action or by claimants otherwise determined not to be subject to the settlement class action.

An insurance asset in the amount of $195 million recorded on the balance sheet reflects the Company's belief in the availability of insurance in this amount to cover the liability in like amount referred to above. Such insurance has either been agreed upon or is probable of recovery through negotiation, alternative dispute resolution or litigation. The Company also notes that, based on maximum mathematical projections covering a ten-year period from 1994 to 2004, its estimated cost in the settlement class action reflects a reasonably possible additional liability of $245 million. A portion of such additional liability may not be covered by the Company's ultimately applicable insurance recovery. However, the Company believes that any after-tax impact on the difference between the aggregate of the estimated liability for pending cases and the estimated cost for the ten-year maximum mathematical projection, and the probable insurance recovery, would not be material either to the financial condition of the Company or to its liquidity, although it could be material to earnings if it is determined in a future period to be appropriate to record a reserve for this difference. The period in which such a reserve may be recorded and the amount of any reserve that may be appropriate cannot be determined at this time. Subject to the uncertainties and limitations referred to elsewhere in this note and based upon its experience and other factors referred to above, the Company believes it is probable that substantially all of the expenses and any liability payments associated with the asbestos-related property damage claims will be paid under an existing interim agreement, by insurance coverage settlement agreements and through additional coverage reasonably anticipated from the outcome of the insurance litigation.

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

On August 19, 1994, the jury returned a verdict in favor of the Company finding that the Company had not caused damages to TINS. The court subsequently entered judgment in the Company's favor based upon the verdict. TINS motion for a new trial based upon alleged inaccurate jury instructions and alleged improper evidentiary rulings during the trial, was denied and TINS has filed an appeal with the U.S. Court of Appeals for the Third Circuit.


                    _____________________________

Environmental Remediation

Thomasville Furniture Industries, Inc. and seven other parties have been identified by the U. S. Environmental Protection Agency ("USEPA") as Potentially Responsible Parties ("PRPs") to fund the cost of remediating environmental conditions at the Buckingham County (Virginia) Landfill, a former waste disposal site which has been listed as a federal Superfund site. After review of investigative studies to determine the nature and extent of contamination and identify various remediation alternatives, USEPA issued its Proposed Remedial Action Plan in May 1993 proposing a $21 million clean-up cost. In November 1993, USEPA issued a revised plan which recommended a reduced $3.5 million alternative, subject to additional costs depending on test results. In September 1994, the USEPA issued a Record of Decision in the matter providing two alternative remedies for the site. Both options provide for limited capping and long-term groundwater monitoring, as well as limited source control and groundwater treatment in the event monitoring demonstrates contaminant migration. The PRPs' consultants current estimate for the cost of required remediation at the site is approximately $2.2 million, subject to additional costs depending on long-term monitoring results. The USEPA's current estimate, however, is $4.34 million. Discussions with USEPA are continuing regarding finalization of the appropriate remedial plan.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
- -------  ---------------------------------------------------------------
         Results of Operations
         ---------------------

Financial Condition
- -------------------

Cash provided by operating activities was sufficient to cover normal working capital requirements and payments related to restructuring activities. The remaining cash combined with increases in short-term debt, cash proceeds from exercised stock options and decreases in cash and cash equivalents were used to cover the payment of dividends, the investment in plant, property and equipment, the acquisition of a gasket materials and specialty paper manufacturing facility, and the repurchase of shares of the Company's common stock for the treasury.

In November 1994, the Board of Directors authorized the Company to repurchase up to 2.5 million shares of its common stock, either in the open market or in negotiated transactions. During the first quarter of 1995, the Company repurchased 237,000 shares with a cash outlay of $11.0 million. Since the inception of the program, the Company has repurchased 507,000 shares with a total cash outlay of $21.6 million as of March 31, 1995.

Working capital was $272.7 million as of March 31, 1995 - $31.0 million lower than the $303.7 million recorded at year-end 1994. The primary reason for the reduction in working capital was the $100.6 million increase in short-term debt and current installments of long-term debt. Decreases in other current assets, income tax benefits, cash, and higher levels of income taxes payable also contributed to the working capital reduction. Partially offsetting the working capital decrease were higher levels of accounts receivable, inventories, and lower levels of accounts payable and accrued expenses totaling $102.1 million. Higher sales late in the quarter were the primary reason for the $40.1 million increase in receivables. Anticipated higher service level requirements were the primary reason for the $30.3 million increase in inventories. Included in these increases were approximately $9.0 million due to translation of foreign currency receivables and inventories to U.S. dollars at higher exchange rates. Payment of performance-based incentive awards accrued in 1994 was a significant reason for the $31.7 million decrease in accounts payable and accrued expenses.

The ratio of current assets to current liabilities was 1.58 to 1 as of March 31, 1995, compared with 1.78 to 1 as of December 31, 1994.

Long-term debt, excluding the Company's guarantee of the ESOP loan, was reduced by $34.4 million in the first quarter of 1995. At March 31, 1995, long-term debt of $202.8 million represented 15.0 percent of total capital compared with
19.0 percent at the end of 1994. The March 31, 1995 and year-end 1994 ratios of total debt (including the Company's financing of the ESOP loan) as a percent of total capital were 43.3 percent and 41.4 percent, respectively.

The Company is involved in significant asbestos-related litigation which is described more fully in Item 1, Note 2 to the financial statements on pages 8 through 17 and which should be read in connection with this discussion and analysis. The Company does not know how many claims will be filed against it in the future, nor the details thereof or of pending suits not fully reviewed, nor the expense and any liability that may ultimately result therefrom, nor does the Company know whether the settlement class action will ultimately succeed, the number of individuals who will ultimately be deemed to have opted out or who could file claims outside the settlement class action, nor the annual claims flow caps to be negotiated after the initial 10-year period for the settlement class action or the compensation levels to be negotiated for such claims, nor the scope of its nonproducts coverage ultimately deemed available or the ultimate conclusion of the California insurance coverage litigation. Subject to the foregoing and based upon its experience and other factors also referred to above, the Company believes that the estimated $195 million in liability and defense costs recorded on the March 31, 1995, balance sheet will be incurred to resolve an estimated 72,000 asbestos-related personal injury claims pending against the Company as of March 31, 1995. These claims include those that were filed for the period from January 1, 1994, to January 24, 1994, and which were previously treated as potentially included within the settlement class action, and those claims filed by claimants who have been identified as having filed exclusion request forms to opt out of the settlement class action. A ruling from the Court established January 24, 1994, as the date after which any asbestos-related personal injury claims filed by non-opt-out claimants against the Company or other members of the Center for Claims Resolution are subject to the settlement class action. In addition to the currently estimated pending claims and any claims filed by individuals deemed to have opted out of the settlement class action, any claims otherwise determined not to be subject to the settlement class action will be resolved outside the settlement class action. The Company does not know how many such claims ultimately may be filed by claimants deemed to have opted out of the class action or by claimants otherwise determined not to be subject to the settlement class action.

An insurance asset in the amount of $195 million recorded on the balance sheet as of March 31, 1995, reflects the Company's belief in the availability of insurance in this amount to cover the liability in like amount referred to above. Such insurance has either been agreed upon or is probable of recovery through negotiation, alternative dispute resolution or litigation. The Company also notes that, based on maximum mathematical projections covering a 10-year period from 1994 to 2004, its estimated cost in the settlement class action reflects a reasonably possible additional liability of $245 million. A portion of such additional liability may not be covered by the Company's ultimately applicable insurance recovery. However, the Company believes that any after-tax impact on the difference between the aggregate of the estimated liability for pending cases and the estimated cost for the 10-year maximum mathematical projection, and the probable insurance recovery, would not be material either to the financial condition of the Company or to its liquidity, although it could be material to earnings if it is determined in a future period to be appropriate to record a reserve for this difference. The period in which such a reserve may be recorded and the amount of any reserve that may be appropriate cannot be determined at this time. Subject to the uncertainties and limitations referred to above and based upon its experience and other factors, the Company believes it is probable that substantially all of the expenses and any liability payments associated with the asbestos-related property damage claims will be paid under an existing interim agreement, by insurance coverage settlement agreements and through additional coverage reasonably anticipated from the outcome of the insurance litigation.

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

Reference is made to the litigation involving the Industry Network System, Inc.
(TINS), discussed on pages 17-18. On August 19, 1994, the jury returned a verdict in favor of the Company finding that the Company had not caused damages to TINS. The court subsequently entered judgment in the Company's favor based upon the verdict. TINS motion for a new trial based upon alleged inaccurate jury instructions and alleged improper evidentiary rulings during the trial was denied and TINS has filed an appeal with the U.S. Court of Appeals for the Third Circuit.

Reference is also made to an environmental issue as discussed in Note 2 on page 18 to the financial statements included under Item 1 above.

In February 1995, Armstrong arranged a $200 million five-year revolving line of credit with 10 banks. The line of credit is for general corporate purposes, including support for commercial paper notes. Should a need develop for additional financing, it is management's opinion that the Company has sufficient financial strength to warrant the required support from lending institutions and financial markets.

Consolidated Results
- --------------------

Armstrong's end-use markets were generally favorable and recorded growth in all geographic areas. The U.S. commercial-institutional and European markets continue to show significant sales gains. The North American residential markets, which are slowing after three years of expansion, reflect a downward trend in new housing starts and existing home sales; but these absolute levels still provide opportunities for the related Armstrong businesses. Sales by home centers in the U.S., principal suppliers to residential and small commercial end-use markets, remain strong.

First-quarter sales were $699.6 million, an increase of 9 percent over 1994's $642.7 million, setting a new record for any first quarter in the Company's history and the seventh consecutive quarterly sales record. All geographic areas--North America, Europe and the Pacific area--had increases. The translation of foreign currencies to U.S. dollars at higher rates, primarily those of European currencies, accounted for slightly more than two percent of the sales increase.

The 1995 net earnings of $34.4 million included restructuring charges of $10.1 million after tax for the previously announced closing of the Braintree, Massachusetts, manufacturing facility. These earnings compare with $48.0 million recorded last year. First-quarter 1994 results included a $2.6 million after-tax gain from the sale of the Company's majority interest in BEGA/US, Inc., a California lighting fixture subsidiary. Net earnings per share of common stock were 82 cents on a primary basis and 75 cents on a fully diluted basis, compared with $1.17 on a primary basis and $1.06 on a fully diluted basis recorded for the first quarter of 1994.

The Braintree facility manufactures products for the industry products segments that include flexible pipe insulation, textile mill supplies, and gasket materials. The manufacturing of these products will be transferred to other Armstrong facilities. The restructuring charge of $15.6 million before tax includes costs accrued for the elimination of about 223 salaried and hourly employee positions. These accruals include severance pay and pension costs; incremental costs associated with higher workers' compensation and health and welfare costs; obsolescence of equipment; and other costs to be incurred after operations cease. Cash outlays will be about one-third of the total charges with the majority of the cash outlay occurring in early 1996.

In the first quarter of 1995, the Company's effective tax rate was 35.7 percent, significantly higher than the 26.8 percent recorded a year earlier. The 1994 effective tax rate was unusually low due to the Company reaching an agreement with the Internal Revenue Service concerning its 1988 through 1990 tax years which resulted in the reversal of tax expense previously accrued.

Industry Segment Results
- ------------------------

Sales increased in all four industry segments--floor coverings, which includes resilient flooring and ceramic tile; building products; furniture; and industry products--while operating income was higher in all industry segments except industry products.

In the floor coverings segment, which includes resilient flooring and all ceramic tile, sales grew 3.8 percent with operating income increasing .8 percent. Sales growth was higher in ceramic tile and the European resilient business than in the North American resilient business, where sales increased about one percent. Sales price increases of about 3-5 percent were implemented in the North American resilient flooring business during the first two months of the quarter. Additionally, sales price increases to home centers will be effective in the second quarter. Operating income was positively affected by the higher sales prices but adversely affected by continuing higher raw material prices and promotional pricing to increase volume. These higher raw material costs adversely affected the resilient flooring results. The ceramic tile business recorded its fourth consecutive quarterly operating profit, reflecting a lower cost structure and higher sales.

The building products segment recorded increases in sales of 13 percent and in operating income of 8.6 percent. The commercial end-use markets remain exceptionally strong throughout the world. European sales, after removing the positive impact of translating stronger foreign currencies to U.S. dollars, were up over 16 percent, while North American sales increased 8 percent. The Pacific area, particularly China, offered significant opportunity with quarterly sales increasing 13 percent from those of the first quarter of 1994. The higher operating income reflected the sales growth, higher sales prices, and lower costs. The increase would have been even higher if the 1994 gain on sale of BEGA/US, Inc., of $5.9 million were excluded from last year's reporting. The quarterly operating margin of 15.3 percent was strong and compares with last year's 15.9 percent, or 12.0 percent excluding the gain on sale of BEGA/US, Inc.

The furniture segment sales remained strong in the first quarter--an increase of
9.5 percent when compared with year-ago levels. These sales increases were driven by the Thomasville wood and upholstery divisions. The continued acceptance of new products and successful new promotions allowed this segment to outperform in an industry that appears to be slowing. These higher sales were the primary factor for the higher operating income, as improved selling prices more than offset higher raw material costs.

Industry products sales grew 19 percent over those of the similar period last year. Nearly half of the 19 percent sales increase was caused by the exchange effect of a weaker U.S. dollar, as a large part of this segment's sales are in Europe. Included in the operating loss of $1.7 million, that compares with the $11.6 million operating income recorded a year ago, was a $15.6 million charge for the planned closing of the Braintree, Massachusetts, plant. The Braintree Plant closing scheduled for year-end 1995 will result in lower manufacturing costs for insulation products, textile mill supplies and gasket materials. Insulation products, the largest business in this segment, recorded strong sales growth that more than offset the effects of lower sales pricing in order to meet
competitive pricing.  The gasket business continues to do well.   A gasket and
specialty paper manufacturing facility in Beaver Falls, New York, was acquired in March to provide additional manufacturing capacity. The Company's textile business recorded sales slightly higher than a year ago, but recorded an operating loss for the quarter. This business continues its efforts to lower costs and increase sales.

                        Independent Accountants' Report
                        -------------------------------


The Board of Directors
Armstrong World Industries, Inc.:

We have reviewed the condensed consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries as of March 31, 1995, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1995 and 1994. These consolidated financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries as of December 31, 1994, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein); and our report dated February 20, 1995, on those consolidated financial statements contains an explanatory paragraph that states the Company is involved in antitrust litigation, the outcome of which cannot presently be determined. Accordingly, no provision for any liability that may result has been made in those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG PEAT MARWICK LLP



Philadelphia, Pennsylvania
May 10, 1995

                          Part II - Other Information
                          ---------------------------

Item 1.  Legal Proceedings
- ------   -----------------

Information required by this item is presented in Note 2 of the notes to the Company's consolidated financial statements included in Part I, Item 1 hereof, and is incorporated herein by reference.

Item 5.  Other Information
- -------  -----------------

The Company held its annual meeting of shareholders on April 24, 1995. The vote on each matter presented to shareholders was as follows:

1. Election of Directors:

                                         For             Withheld

   E. Allen Deaver                   36,902,819          104,686
   James E. Marley                   37,029,064           20,522
   Jerre L. Stead                    37,038,045           14,535

2. Approval of Amendments to the Restricted Stock Plan for Non-Employee
   Directors:

            For                   Against                Abstain

         30,275,659              6,629,749               281,168

3. Proposal to Approve Certain Terms of the Performance Goal Under the Management Achievement Plan:


            For                   Against                Abstain

         34,191,714              2,757,511               237,351

4. Shareholder Proposal to Modify the Company's Confidential Voting Policy

        For          Against            Abstain        Broker No Votes

     16,460,596     17,773,063          585,436           2,367,481

Item 6.  Exhibits and Reports on Form 8-K
- -------  --------------------------------

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

                                 Armstrong World Industries, Inc.



                                 By /s/ L. A. Pulkrabek
                                    -----------------------------------
                                    L. A. Pulkrabek, Senior
                                    Vice President, Secretary and
                                    General Counsel



                                 By /s/ Bruce A. Leech, Jr.
                                    ------------------------------------
                                    Bruce A. Leech, Jr., Controller
                                    (Principal Accounting Officer)

Date:  May 12, 1995

                                 Exhibit Index
                                 -------------

Exhibit No.
- -----------

No. 11  Statement re Computation for Earnings Per Share

No. 15  Letter re Unaudited Interim Financial Information

No. 27  Financial Data Schedule