Form 10-Q
period 1995-06-30
ARMSTRONG WORLD INDUSTRIES INC
filed 1995-08-10
CIK 7431

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1995
                               ----------------------------------------------

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



Number of shares of registrant's common stock outstanding as of July 31, 1995 - 37,156,689

                         Part I - Financial Information
                         ------------------------------

Item 1.  Financial Statements
------   --------------------

Operating results for the second quarter and first six months of 1995, compared with the corresponding periods of 1994 included in this report, are unaudited.

In the opinion of the Company, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Three and six months' results are not necessarily indicative of annual earnings.

               Armstrong World Industries, Inc., and Subsidiaries
                     Consolidated Statements of Operations
                     -------------------------------------
                (amounts in millions except for per-share data)
                                   Unaudited

                                               Three Months Ended      Six Months Ended
                                                     June 30               June 30
                                               ------------------     ------------------
                                                 1995     1994(a)       1995      1994(a)
                                                 ----     ----          ----      -----
NET SALES                                       $731.4   $689.3       $1,431.0   $1,332.0
Cost of goods sold                               510.3    468.7          996.9      919.0
                                                ------   ------       --------   --------

Gross profit                                     221.1    220.6          434.1      413.0
Selling, general & administrative
  expenses                                       132.0    131.0          267.6      250.3
Restructuring charges                               --       --           15.6         --
                                                ------   ------       --------   --------

Operating income                                  89.1     89.6          150.9      162.7

Interest expense                                   8.9      8.0           16.9       15.5
Other expense (income), net                         .8      (.1)           1.1        (.1)
                                                ------   ------       --------   --------

Earnings before income taxes(b)                   79.4     81.7          132.9      147.3
Income taxes                                      26.7     28.4           45.8       46.0
                                                ------   ------       --------   --------

NET EARNINGS (c)(d)                             $ 52.7   $ 53.3       $   87.1   $  101.3
                                                ======   ======       ========   ========

Net earnings per share of common
  stock:(e)
    Primary                                     $ 1.31   $ 1.31       $   2.13   $   2.49
    Fully Diluted                               $ 1.18   $ 1.18       $   1.93   $   2.23

Dividends paid per common share                 $  .36   $  .32       $    .68   $    .62

Average number of common shares
  and common equivalent shares
  outstanding:
    Primary                                       37.6     37.9           37.6       37.8
    Fully Diluted                                 43.0     43.4           43.0       43.3


See page 3 for explanation of (a), (b), (c), (d) and (e). Also see accompanying footnotes to the financial statements beginning on page 8.

(a) 1994 has been reformatted and certain expenses have been reclassified to conform with data published in the 1994 Armstrong annual report.

(b) Depreciation and amortization charged against earnings before income taxes amounted to $33.6 million and $66.4 million in the three months and six months ended June 30, 1995, respectively, and $32.7 million and $63.5 million in the three months and six months ended June 30, 1994.

(c) Net earnings for the six months ended June 30, 1995, include $10.1 million of restructuring charges resulting from plans to close a plant in Braintree, Massachusetts.

(d) Net earnings for the six months ended June 30, 1994, include $9.1 million of gains resulting from the resolution of tax audits and sale of the company's majority interest in Bega/US, Inc.

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

               Armstrong World Industries, Inc., and Subsidiaries
                          Consolidated Balance Sheets
                          ---------------------------
                             (amounts in millions)

                                                Unaudited
    Assets                                    June 30, 1995   December 31, 1994
    ------                                    --------------  ------------------

Current assets:
  Cash and cash equivalents                        $   16.9            $   12.0
  Accounts receivable less allowance                  356.5               320.0
  Inventories:
    Finished goods                                 $  217.5            $  179.1
    Work in process                                    39.5                35.5
    Raw materials and supplies                         80.4                78.9
                                                   --------            --------
      Total inventories                               337.4               293.5
  Income tax benefits                                  53.4                35.9
  Other current assets                                 28.7                29.6
                                                   --------            --------
      Total current assets                            792.9               691.0

Property, plant, and equipment                      2,278.0             2,168.7
  Less accumulated depreciation
    and amortization                                1,170.6             1,098.8
                                                   --------            --------
      Net property, plant, and equipment            1,107.4             1,069.9

Insurance for asbestos-related
  liabilities(a)                                      172.0               198.0
Other noncurrent assets                               293.6               273.6
                                                   --------            --------

      Total assets                                 $2,365.9            $2,232.5
                                                   ========            ========

    Liabilities and Shareholders' Equity
    ------------------------------------

Current liabilities:
  Short-term debt                                  $  117.5            $   17.9
  Current installments of long-term debt               59.2                19.5
  Accounts payable and accrued expenses               319.9               327.4
  Income taxes                                         28.6                22.5
                                                   --------            --------
      Total current liabilities                       525.2               387.3

Long-term debt                                        197.3               237.2
ESOP loan guarantee                                   240.4               245.5
Postretirement and postemployment benefits            272.9               270.4
Asbestos-related liabilities (a)                      172.0               198.0
Other long-term liabilities                           129.9               118.3
Deferred income taxes                                  32.3                32.1
Minority interest in subsidiaries                      10.0                 8.6
                                                   --------            --------
  Total noncurrent liabilities                      1,054.8             1,110.1

Shareholders' equity:
  Convertible preferred stock at
    redemption value                               $  260.3            $  261.6
  Common stock                                         51.9                51.9
  Capital in excess of par value                       43.2                39.3
  Reduction for ESOP loan guarantee                  (229.2)             (233.9)
  Retained earnings                                 1,131.4             1,076.8
  Foreign currency translation (b)                     13.6                 8.3
  Treasury stock                                     (485.3)             (468.9)
                                                   --------            --------
      Total shareholders' equity                      785.9               735.1
                                                   --------            --------
      Total liabilities and shareholders'
        equity                                     $2,365.9            $2,232.5
                                                   ========            ========

See page 5 for explanation of references (a) and (b).
Also see accompanying footnotes to the financial statements beginning on page 8.

(a) The asbestos-related liability in the amount of $172.0 million represents the estimated liability and defense cost to resolve approximately 65,000 personal injury claims pending against the Company as of the end of the second quarter 1995. The insurance asset in the amount of $172.0 million reflects the Company's belief in the availability of insurance in an amount covering the liability. See footnote No. 2 beginning on page 8 for additional details.

(b) Foreign currency translation, reported as a separate component of shareholders' equity, is detailed as follows:

                                                     1995
                                                     ----
                                                  (millions)


      Beginning balance December 31, 1994            $ 8.3

      Six months' translation adjustments and
        hedging of foreign investments                 5.6

      Allocated income taxes                           (.3)
                                                     -----

      Ending balance June 30, 1995                   $13.6
                                                     =====

               Armstrong World Industries, Inc., and Subsidiaries
                     Consolidated Statements of Cash Flows
                     -------------------------------------
                             (amounts in millions)
                                   Unaudited

                                                           Six Months Ended
                                                               June 30
                                                            1995      1994
                                                          --------  --------
Cash flows from operating activities:
  Net earnings                                             $ 87.1    $101.3
  Adjustments to reconcile net earnings to net cash
      provided by operating activities:
    Depreciation and amortization                            66.4      63.5
    Deferred income taxes                                     1.1       4.8
    Loss from restructuring activities                       15.6        --
    Restructuring payments                                   (6.3)    (12.2)

    Changes in operating assets and liabilities net of
      effect of restructuring and acquisitions:
      (Increase) in receivables                             (31.7)    (59.3)
      (Increase) in inventories                             (38.9)     (7.0)
      (Increase)decrease in other current assets            (19.0)     14.7
      (Increase) in other noncurrent assets                 (22.0)    (37.3)
      Increase (decrease) in accounts payable,
        accrued expenses, income taxes payable               (8.0)     20.2
      Increase in other long-term liabilities                 7.4      24.1
      Other, net                                             (9.1)     (6.6)
                                                           ------    ------

Net cash provided by operating activities                    42.6     106.2
                                                           ------    ------

Cash flows from investing activities:
  Purchases of property, plant, and equipment               (75.4)    (60.5)
  Proceeds from sale of land and facilities                    .7      10.1
  Acquisitions                                              (14.0)       --
                                                           ------    ------

Net cash used for investing activities                      (88.7)    (50.4)
                                                           ------    ------

Cash flows from financing activities:

  Increase (decrease) in short-term debt                     97.6     (16.6)
  Issuance of long-term debt                                   --        .6
  Reduction of long-term debt                                 (.2)     (5.2)
  Cash dividends paid                                       (34.8)    (32.7)
  Purchase of common stock for the treasury                 (16.0)       --
  Proceeds from exercised stock options                       5.9       7.3
  Other, net                                                 (2.6)     (2.6)
                                                           ------    ------

Net cash (used for) provided by financing activities         49.9     (49.2)

Effect of exchange rate changes on cash and cash
  equivalents                                                 1.1        .5
                                                           ------    ------

Net increase in cash and cash equivalents                  $  4.9    $  7.1
                                                           ======    ======
Cash and cash equivalents at beginning of period
                                                           $ 12.0    $  9.1
Cash and cash equivalents at end of period                 ======    ======
                                                           $ 16.9    $ 16.2
                                                           ======    ======
----------------------------------------------------------------------------
Supplemental Cash Flow Information:
Interest paid                                              $  7.9    $ 14.6
Income taxes paid                                          $ 17.6    $ 25.1
----------------------------------------------------------------------------

See accompanying footnotes to the financial statements beginning on page 8.

               Armstrong World Industries, Inc., and Subsidiaries

                        Industry Segment Financial Data
                        -------------------------------


                             (amounts in millions)

                                   Unaudited




                                 Three Months               Six Months
                                Ended June 30              Ended June 30
                            ----------------------  -----------------------
                             1995       1994(a)       1995      1994(a)
                             ----       -------       ----      -------

Net trade sales:
---------------
  Floor coverings           $338.6     $338.3       $  636.8    $  625.7
  Building products          169.6      154.2          340.7       305.7
  Furniture                  134.4      123.5          275.3       252.2
  Industry products           88.8       73.3          178.2       148.4
                            ------     ------       --------    --------

  Total net sales           $731.4     $689.3       $1,431.0    $1,332.0
                            ======     ======       ========    ========


Operating income:
----------------
  Floor coverings           $ 49.1     $ 61.0       $   83.6    $   95.2
  Building products(b)        25.3       21.5           51.4        45.6
  Furniture                    8.1        7.7           20.3        16.9
  Industry products(c)         9.8        8.6            8.1        20.2
  Unallocated corporate
    expense                   (3.2)      (9.2)         (12.5)      (15.2)
                            ------     ------       --------    --------

  Total operating income    $ 89.1     $ 89.6       $  150.9    $  162.7
                            ======     ======       ========    ========



(a) Certain 1994 expenses, principally employee benefit costs, that were previously unallocated are included in operating income for the respective industry segments to conform with data published in the 1994 Armstrong annual report.

(b) For the six months ended June 30, 1994, operating income includes a $5.9 million gain from the sale of the company's majority interest in Bega/US, Inc.

(c) For the six months ended June 30, 1995, operating income includes restructuring charges of $15.6 million.

Note 1.  The accompanying consolidated financial statements have been
------
reviewed by the Company's independent public accountants, KPMG Peat Marwick LLP, in accordance with the established professional standards and procedures for such limited review.

Note 2.
------

OVERVIEW OF ASBESTOS-RELATED LEGAL PROCEEDINGS

The full report on the Asbestos-Related Litigation immediately follows this summary.

The Company is involved, as of June 30, 1995, in approximately 65,000 pending personal injury asbestos claims and lawsuits, and 47 pending claims and lawsuits involving asbestos-containing products in buildings. The Company's insurance carriers provide coverage for both types of claims. The personal injury claims only (not property damage claims) are handled by the Center for Claims Resolution (the "Center"). Personal injury claims in the federal courts have been transferred by the Judicial Panel for Multidistrict Litigation to the Eastern District Court of Pennsylvania for pretrial purposes. Pending state court cases have not been directly affected by the transfer. A settlement class action that includes essentially all future personal injury claims against Center members was filed in the Federal District Court for the Eastern District of Pennsylvania. The court has tentatively approved the settlement although the settlement will become final only after certain issues, including insurance coverage for class members' claims are resolved, and appeals are exhausted, which could take up to several years.

An Agreement Concerning Asbestos-Related Claims (the "Wellington Agreement") provides for a settlement of insurance coverage for personal injury claims with certain primary carriers and excess carriers. Settlement agreements which complement Wellington have been signed with one primary carrier and certain excess carriers. Litigation that was initiated by the Company in California for insurance coverage for asbestos-related personal injury and property damage lawsuits and claims is on appeal before the California Supreme Court from favorable final decisions in the trial court and by the California Court of Appeal. The California litigation did not encompass coverage for non-products claims that is included in the Company's primary policies and certain excess policies. This additional coverage is substantial and negotiations are underway with several primary carriers. If the non-products coverage issues are not resolved through negotiation, the Company can pursue alternative dispute resolution proceedings against the primary and certain excess carriers pursuant to the Wellington Agreement.

The Company believes that an estimated $172 million in liability and defense costs recorded on its balance sheet will be incurred to resolve approximately 65,000 asbestos-related personal injury claims against the Company as of June 30, 1995. An insurance asset in the amount of $172 million recorded on the balance sheet reflects the Company's belief in the availability of insurance in this amount to cover the liability for these pending claims. The Company also projects the maximum cost in the settlement class action as a reasonably possible additional liability of $245 million for a ten-year period; a portion of such additional projected liability may not be covered by the Company's ultimately applicable insurance recovery. Although subject to uncertainties and limitations, the Company also believes it is probable that substantially all of the expenses and liability payments associated with the asbestos-related property damage claims will be covered by insurance.

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

The full report on the asbestos-related litigation is set forth below:

Asbestos-Related Litigation

The Company is one of many defendants in pending lawsuits and claims involving, as of June 30, 1995, approximately 65,000 individuals alleging personal injury from exposure to asbestos. Included in the above number are approximately 14,000 lawsuits and claims from individuals who are included in the approximately 87,000 individuals who have opted out of the settlement class action referred to below. About 9,000 claims from class members have been received as of June 30, 1995. Most of these claims have not been evaluated as to whether they meet the class action criteria. Of the claims that have been evaluated, many do not qualify for payment. (In late 1993, the Company revised its claims handling procedures to provide for individual claim information to be supplied by the Center for Claims Resolution, referred to below. It is expected that this process will provide more current tracking of outstanding claims. The reconciliation between the two systems continues. Claim numbers in this note have been received from the Center and its consultants.) Nearly all the personal injury suits and claims, except those claims covered by the settlement class action, seek general and punitive damages arising from alleged exposures, during various times, from World War II onward, to asbestos-containing insulation products used, manufactured or sold by the companies involved in the asbestos-related litigation. These claims against the Company generally involve allegations of negligence, strict liability, breach of warranty and conspiracy. The Company discontinued the sale of all asbestos-containing insulation products in 1969. The claims generally allege that injury may be determined many years (up to 40 years) after alleged exposure to asbestos or asbestos-containing products. Nearly all suits name many defendants (including both members of the Center and other companies), and over 100 different companies are reportedly involved. The Company believes that many current plaintiffs are unimpaired. A few state and federal judges have consolidated numbers of asbestos-related personal injury cases for trial, a process that the Company has generally opposed as unfair. A large number of suits and claims have either been put on inactive lists, settled, dismissed or otherwise resolved, and the Company is generally involved in all stages of claims resolution and litigation, including trials and appeals. While the number of pending cases reflects a decrease during the past year, neither the rate of future dispositions nor the number of future potential unasserted claims can be reasonably predicted at this time.

Attention has been given by various parties to securing a comprehensive resolution of pending as well as potential future asbestos-related personal injury claims. The Judicial Panel for Multidistrict Litigation ordered the transfer of all pending federal cases to a single court, the Eastern District of Pennsylvania in Philadelphia, for pretrial purposes. The Company has supported such action. Some of these cases are periodically released for trial, although the issue of punitive damages is retained by the Eastern District Court. State court cases have not been directly affected by the transfer. The Court in the Eastern District has been instrumental in having the parties settle large numbers of cases in various jurisdictions and has been receptive to different approaches to the resolution of asbestos-related personal injury claims.

Settlement Class Action

A settlement class action that includes essentially all future asbestos-related personal injury claims against members of the Center was filed in the Eastern District of Pennsylvania, on January 15, 1993. The settlement class action is designed to establish a non-litigation system for the resolution of essentially all future asbestos-related personal injury claims against the Center members including the Company. Other companies that are not Center members may be able to join the class action later. The class action proposes a voluntary settlement that offers a method for prompt compensation to claimants who were occupationally exposed to asbestos if they meet certain exposure and medical criteria. Compensation amounts are derived from historical settlement data. Under limited circumstances and in limited numbers, qualifying claimants may choose to arbitrate or litigate certain claims after their claims are processed within the system. No punitive damages will be paid under the proposed settlement. The settlement is designed to minimize transactional costs, including attorneys fees, and to relieve the courts of the burden of handling future claims. Each member of the Center has an obligation for its own fixed share in this proposed settlement. The District Court has ruled that claimants who neither filed a lawsuit against the members of the Center nor filed an exclusion request form are subject to the class action. The class action does not include claims deemed otherwise not covered by the class action settlement, or claims for property damage. Annual case flow caps and compensation ranges for each compensable medical category including amounts paid even more promptly under the simplified payment procedures, have been established for an initial period of ten years. Case flow caps may be increased during the second five-year period depending upon case flow during the first five-year period. The case flow figures and annual compensation levels are subject to renegotiation after the initial ten-year period. On August 16, 1994, the Court tentatively approved the settlement, and notification has been provided to class members. Approximately 87,000 individuals have opted out. The opt outs are not claims as such but rather are reservations of rights to possibly bring claims in the future. The settlement will become final only after certain issues, including insurance coverage, are resolved and appeals are exhausted. This process could take up to several years. The Center members have stated their intention to resolve over a five-year period the personal injury claims that were pending when the settlement class action was filed. A significant number have been settled or are currently the subject of negotiations.

The Company is seeking agreement from its insurance carriers or a binding judgment against them that the class action will not jeopardize existing insurance coverage; and the class action is contingent upon such an agreement or judgment. With respect to carriers that do not agree, this matter will be resolved either by alternative dispute resolution, in the case of carriers that subscribed to the Wellington Agreement referred to below, or else by litigation.

The Company believes that the future claimants settlement class action will receive final approval. However, the potential exists that an appellate court will reject the settlement class action or that the above-referenced companion insurance action will not be successful.

Insurance Carriers/Wellington Agreement

The Company's insurance carriers provide defense and indemnity coverage for asbestos-related personal injury claims. All of the Company's primary insurers are paying for the defense of property damage claims. Three of the four carriers are paying for the defense under an Interim Agreement pending the final resolution of the coverage issues for property damage claims in the California insurance litigation. The remaining carrier entered into a separate agreement with the Company resolving coverage issues for both personal injury and property damage claims.

Various insurance carriers provide products and nonproducts coverage for the Company's asbestos-related personal injury claims and product coverage for property damage claims. Certain policies providing products coverage for personal injury claims have been exhausted. A list of the insurance carriers that currently provide coverage or whose policies have made available or provide personal injury, nonproducts or property damage coverages is as follows: Reliance Insurance; Aetna Casualty and Surety Company and Liberty Mutual Insurance Companies; Travelers Insurance Company; Fireman's Fund Insurance Company; Insurance Company of North America; Lloyds of London; various London market companies; Fidelity and Casualty Insurance Company; First State Insurance Company; U.S. Fire Insurance Company; Home Insurance Company; Great American; American Home Assurance Company and National Union Fire Insurance Company (known as the AIG Companies); Central National Insurance Company; Interstate Insurance Company; Puritan Insurance Company; and Commercial Union Insurance Company. Midland Insurance Company, an excess carrier, that insured the Company for $25 million of bodily injury products coverage, became insolvent for which the Company is pursuing claims with the state guaranty associations. The gap in coverage created by the Midland Insurance Company insolvency will be covered by other insurance. Certain companies in the London block of coverage and certain carriers providing coverage at the excess level for property damage claims only have also become insolvent. In addition, certain insurance carriers that were not in the Company's California insurance litigation also provide insurance for asbestos-related property damage claims.

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

The Wellington Agreement also provided for the establishment of the Facility to evaluate, settle, pay and defend all personal injury claims against member companies. The insurance coverage designated by the Company for coverage in the Facility consisted of all relevant insurance policies issued to the Company from 1942 through 1976. Liability payments and allocated expenses were allocated by formula to each defendant, including the Company. The Facility, now dissolved, was negatively impacted by concerns of certain members about their share of liability payments and allocated expenses and by certain insurer concerns about defense costs and Facility operating expenses.

Center for Claims Resolution

A new asbestos-related personal injury claims handling organization known as the Center for Claims Resolution (the "Center") was created in October 1988 by Armstrong and 20 other companies, all of which were former members of the Facility. Insurance carriers are not members of the Center, although certain of the insurance carriers signed an agreement to provide approximately 70% of the financial support for the Center's operational costs during its first year of existence; they also are represented ex officio on the Center's governing board. The Center adopted many of the conceptual features of the Facility, and the members' insurers generally provide coverage under the Wellington Agreement terms. The Center has operated under a revised formula for shares of liability payments and defense costs and has defended the members' interests and addressed the claims in a manner consistent with the prompt, fair resolution of meritorious claims. In late 1991, the Center sharing formula was revised to provide that members will pay only on claims in which the member is a named defendant. This change has caused a slight increase in the Company's share, but has enhanced the Company's case management focus. In the settlement class action, each member will pay its own fixed share of every claim.

A large share member earlier withdrew from the Center. Accordingly, the allocated shares of liability payments and defense costs of the Center were recalculated with the remaining members' shares being increased. Under the class action settlement resolution, if a member withdraws, the shares of remaining members will not be increased. The Center members have reached an agreement annually with the insurers relating to the continuing operation of the Center and expect that the insurers will provide funding for the Center's operating expenses for its seventh year of operation. The Center will continue to process pending claims as well as future claims in the settlement class action.

An increase in the utilization of the Company's insurance also has occurred as a result of the class action settlement and the commitment to attempt to resolve pending claims within five years. Aside from the class action settlement, no forecast can be made for future years regarding either the rate of claims, the rate of pending and future claims resolution by the Center, or the rate of utilization of Company insurance. If the settlement class action is finalized and all appeals are exhausted, projections of the rate of disposition of future cases may be made.

Property Damage Litigation

The Company is also one of many defendants in a total of 47 pending lawsuits and claims, including class actions, as of June 30, 1995, brought by public and private entities, including public school districts and public and private building owners. These lawsuits and claims include allegations of damage to buildings caused by asbestos-containing products and generally claim compensatory and punitive damages and equitable relief, including reimbursement of expenditures, for removal and replacement of such products. They appear to be aimed at friable (easily crumbled) asbestos-containing products, although allegations in some suits encompass all asbestos-containing products, including allegations with respect to asbestos-containing resilient floor covering materials. Among the lawsuits that have been resolved are four class actions which had been certified, each involving a distinct class of building owner: public and private schools; Michigan state public and private schools; colleges and universities, and private property owners who leased facilities to the federal government. The settlements reached with the class representatives for two of the four classes are subject to a fairness hearing. The Courts in the Michigan class action and the class action involving leased facilities have given final approval to those settlements. The Company vigorously denies the validity of the allegations against it contained in these suits and claims. Increasing defense costs, paid by the Company's insurance carriers either under reservation or settlement arrangement, will be incurred. As a consequence of the California insurance litigation discussed elsewhere in this note, the Company believes that it is probable that costs of the property damage litigation that are being paid by the Company's insurance carriers under reservation of rights will not be subject to recoupment. These suits and claims were not handled by the former Facility nor are they being handled by the Center.

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

California Insurance Coverage Lawsuit

The California trial court issued final decisions in various phases in the insurance lawsuit including a decision that the trigger of coverage for personal injury claims was continuous from exposure through death or filing of a claim. The court also found that a triggered insurance policy should respond with full indemnification up to exhaustion of the policy limits. The court concluded that any defense obligation ceases upon exhaustion of policy limits. Although not as comprehensive, another important decision in the trial established a favorable defense and indemnity coverage result for asbestos-related property damage claims; the final decision holds that, in the event the Company is held liable for an underlying property damage claim, the Company would have coverage under policies in effect during the period of installation and during any subsequent period in which a release of fibers occurred. Appeals were filed from the trial court's final decision by those carriers still in the litigation and the California Court of Appeal has substantially upheld the trial court's final decisions. The insurance carriers have petitioned the California Supreme Court to hear the various asbestos-related personal injury and property damage coverage issues. The California Supreme Court accepted review pending its review of related issues in another California case. The California Supreme Court recently ruled favorably to the insured company on the issues in that other case but has taken no action with respect to the Company's lawsuit. Based upon the trial court's favorable final decisions in important phases of the trial relating to coverage for asbestos-related personal injury and property damage lawsuits and claims, including the favorable decision by the California Court of Appeal, and a review of the coverage issues by its trial counsel, the Company believes that it has a substantial legal basis for sustaining its right to defense and indemnification. After concluding the last phase of the trial against one of its primary carriers, which is also an excess carrier, the Company and the carrier reached a settlement agreement on March 31, 1989. Under the terms of the settlement agreement, coverage is provided for asbestos-related bodily injury and property damage claims generally consistent with the interim rulings of the California trial court and complements the coverage framework established by the Wellington Agreement. The parties also agreed that a certain minimum and maximum percentage of indemnity and allocated expenses incurred with respect to asbestos-related personal injury claims would be deemed allocable to non-products claims coverage and that the percentage amount would be negotiated between the Company and the insurance carrier. These negotiations continue.

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

Subject to the uncertainties and limitations referred to in this note and based upon its experience and other factors also referred to in this note, the Company believes that the estimated $172 million in liability and defense costs recorded on the balance sheet will be incurred to resolve an estimated 65,000 asbestos-related personal injury claims pending against the Company as of June 30, 1995. These claims include those that were filed for the period from January 1, 1994, to January 24, 1994, and which were previously treated as potentially included within the settlement class action, and those claims filed by claimants who have been identified as having filed exclusion request forms to opt out of the settlement class action. A ruling from the Court established January 24, 1994, as the date after which any asbestos-related personal injury claims filed by non-opt-out claimants against the Company or other members of the Center for Claims Resolution are subject to the settlement class action. In addition to the currently estimated pending claims and any claims filed by individuals deemed to have opted out of the settlement class action, any claims otherwise determined not to be subject to the settlement class action, will be resolved outside the settlement class action. The Company does not know how many such claims ultimately may be filed by claimants deemed to have opted out of the class action or by claimants otherwise determined not to be subject to the settlement class action.

An insurance asset in the amount of $172 million recorded on the balance sheet reflects the Company's belief in the availability of insurance in this amount to cover the liability in like amount referred to above. Such insurance has either been agreed upon or is probable of recovery through negotiation, alternative dispute resolution or litigation. The Company also notes that, based on maximum mathematical projections covering a ten-year period from 1994 to 2004, its estimated cost in the settlement class action reflects a reasonably possible additional liability of $245 million. A portion of such additional liability may not be covered by the Company's ultimately applicable insurance recovery. However, the Company believes that any after-tax impact on the difference between the aggregate of the estimated liability for pending cases and the estimated cost for the ten-year maximum mathematical projection, and the probable insurance recovery, would not be material either to the financial condition of the Company or to its liquidity, although it could be material to earnings if it is determined in a future period to be appropriate to record a reserve for this difference. The period in which such a reserve may be recorded and the amount of any reserve that may be appropriate cannot be determined at this time. Subject to the uncertainties and limitations referred to elsewhere in this note and based upon its experience and other factors referred to above, the Company believes it is probable that substantially all of the expenses and any liability payments associated with the asbestos-related property damage claims will be paid under an existing interim agreement, by insurance coverage settlement agreements and through additional coverage reasonably anticipated from the outcome of the insurance litigation.

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


                      -----------------------------

TINS Litigation

In 1984, suit was filed against the Company in the U. S. District Court for the District of New Jersey (the "Court") by The Industry Network System, Inc.
(TINS), a producer of video magazines in cassette form, and Elliot Fineman, a consultant (Fineman and The Industry Network System, Inc. v. Armstrong World
            ----------------------------------------------------------------
Industries, Inc., C.A. No. 84-3837 JWB).  At trial, TINS claimed, among other
----------------
things, that the Company had improperly interfered with a tentative contract which TINS had with an independent distributor of the Company's flooring products and further claimed that the Company used its alleged monopoly power in resilient floor coverings to obtain a monopoly in the video magazine market for floor covering retailers in violation of federal antitrust laws. The Company denied all allegations. On April 19, 1991, the jury rendered a verdict in the case, which as entered by the court in its order of judgment, awarded the plaintiffs the alternative, after all post-trial motions and appeals were completed, of either their total tort claim damages (including punitive damages), certain pre-judgment interest, and post-judgment interest or their trebled antitrust claim damages, post-judgment interest and attorneys fees. The higher amount awarded to the plaintiffs as a result of these actions totaled $224 million in tort claim damages and pre-judgment interest, including $200 million in punitive damages.

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

                         ----------------------------

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations
         ---------------------

Financial Condition
-------------------

Cash provided by operating activities was sufficient to cover normal working capital requirements and payments related to restructuring activities. The remaining cash combined with increases in short-term debt and cash proceeds from exercised stock options covered the payment of dividends, investment in plant, property and equipment, purchase of a gasket materials and specialty paper manufacturing facility, repurchase of shares of the Company's common stock for the treasury and the increases in cash and cash equivalents.

The Company continues to explore ways to reduce costs by rationalizing assets and enhancing operating efficiencies, particularly in the floor covering segment. This effort may include restructuring actions to occur during the second half of 1995. While the charges for these restructuring actions cannot be determined at this time, they are not expected to have a material adverse effect on the financial condition or liquidity of the Company; however, they could be material to quarterly results within the next year.

In November 1994, the Board of Directors authorized the Company to repurchase up to 2.5 million shares of its common stock, either in the open market or in negotiated transactions. During the first six months of 1995, the Company repurchased 340,400 shares with a cash outlay of $15.7 million. Since the inception of the program, the Company has repurchased 610,400 shares with a total cash outlay of $26.1 million.

Working capital was $267.7 million as of June 30, 1995, $5.0 million lower than the $272.7 million recorded at the end of the first quarter of 1995 and $36.0 million lower than the $303.7 million recorded at year-end 1994. The primary reason for the reduction in working capital since year-end was the $139.3 million increase in short-term debt and current installments of long-term debt. Partially offsetting the working capital decrease were higher levels of accounts receivable, inventories, other assets, and lower levels of accounts payable and accrued expenses totaling $104.5 million. Higher sales late in the quarter were the primary reason for the $36.5 million increase in receivables. The building of anticipated service level requirements was the primary reason for the $43.9 million increase in inventories. Included in these increases were approximately $9.1 million due to translation of foreign-currency receivables and inventories to U.S. dollars at higher exchange rates.

The ratio of current assets to current liabilities was 1.51 to 1 as of June 30, 1995, and 1.58 to 1 as of March 31, 1995, compared with 1.78 to 1 as of December 31, 1994.

Long-term debt, excluding the Company's guarantee of the ESOP loan, was reduced by $39.9 million in the first six months of 1995. At June 30, 1995, long-term debt of $197.3 million represented 14.1 percent of total capital compared with
19.0 percent at the end of 1994. The June 30, 1995 and 1994 year-end ratios of total debt (including the Company's financing of the ESOP loan) as a percent of total capital were 43.9 percent and 41.4 percent, respectively.

The Company is involved in significant asbestos-related litigation which is described more fully in Item 1, Note 2 to the financial statements on pages 8 through 15 and which should be read in connection with this discussion and analysis. The Company does not know how many claims will be filed against it in the future, nor the details thereof or of pending suits not fully reviewed, nor the expense and any liability that may ultimately result therefrom, nor does the Company know whether the settlement class action will ultimately succeed, the number of individuals who will ultimately be deemed to have opted out or who could file claims outside the settlement class action, nor the annual claims flow caps to be negotiated after the initial 10-year period for the settlement class action or the compensation levels to be negotiated for such claims, nor the scope of its nonproducts coverage ultimately deemed available or the ultimate conclusion of the California insurance coverage litigation. Subject to the foregoing and based upon its experience and other factors also referred to above, the Company believes that the estimated $172.0 million in liability and defense costs recorded on the June 30, 1995, balance sheet will be incurred to resolve an estimated 65,000 asbestos-related personal injury claims pending against the Company as of June 30, 1995. These claims include those that were filed for the period from January 1, 1994, to January 24, 1994, and which were previously treated as potentially included within the settlement class action, and those claims filed by claimants who have been identified as having filed exclusion request forms to opt out of the settlement class action. A ruling from the Court established January 24, 1994, as the date after which any asbestos-related personal injury claims filed by non-opt-out claimants against the Company or other members of the Center for Claims Resolution are subject to the settlement class action. In addition to the currently estimated pending claims and any claims filed by individuals deemed to have opted out of the settlement class action, any claims otherwise determined not to be subject to the settlement class action will be resolved outside the settlement class action. The Company does not know how many such claims ultimately may be filed by claimants deemed to have opted out of the class action or by claimants otherwise determined not to be subject to the settlement class action.

An insurance asset in the amount of $172 million recorded on the balance sheet as of June 30, 1995, reflects the Company's belief in the availability of insurance in this amount to cover the liability in like amount referred to above. Such insurance has either been agreed upon or is probable of recovery through negotiation, alternative dispute resolution or litigation. The Company also notes that, based on maximum mathematical projections covering a 10-year period from 1994 to 2004, its estimated cost in the settlement class action reflects a reasonably possible additional liability of $245 million. A portion of such additional liability may not be covered by the Company's ultimately applicable insurance recovery. However, the Company believes that any after-tax impact on the difference between the aggregate of the estimated liability for pending cases and the estimated cost for the 10-year maximum mathematical projection, and the probable insurance recovery, would not be material either to the financial condition of the Company or to its liquidity, although it could be material to earnings if it is determined in a future period to be appropriate to record a reserve for this difference. The period in which such a reserve may be recorded and the amount of any reserve that may be appropriate cannot be determined at this time. Subject to the uncertainties and limitations referred to above and based upon its experience and other factors, the Company believes it is probable that substantially all of the expenses and any liability payments associated with the asbestos-related property damage claims will be paid under an existing interim agreement, by insurance coverage settlement agreements and through additional coverage reasonably anticipated from the outcome of the insurance litigation.

The $172 million asbestos-related liability on the June 30, 1995, balance sheet is $26 million less than the liability recorded on December 31, 1994, as a result of the resolution of a large number of claims since December 31, 1994, in accordance with the Center members' intention to resolve personal injury claims over a five-year period that were pending on January 15, 1993, the date the settlement class action was filed.

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

Reference is also made to an environmental issue as discussed in Note 2 on page 15 to the financial statements included under Item 1 above.

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

Consolidated Results
--------------------

Second-quarter net sales of $731 million, an all-time sales record for any quarter in the company's history, were 6 percent higher than the $689 million recorded in the similar period of 1994. About one-third of this increase was because of translating foreign currencies to U.S. dollars at a higher rate. Sales for the second quarter exceeded those of last year in all major geographic areas--North America, Europe and the Pacific area--even though North American residential flooring sales were slightly lower than a year ago. Sales to the U.S. residential end-use markets were lower due to reduced new-home starts and lower resale activity of existing homes. These conditions resulted from higher interest rates in the third and fourth quarters of 1994 and the first quarter of 1995. The European markets continued to be strong for the company's residential, commercial and industrial products.

The net earnings for the second quarter were $52.7 million, about one percent lower than the $53.3 million recorded a year ago. Net earnings per share of common stock were $1.31 on a primary basis and $1.18 on a fully diluted basis and were identical to last year's second quarter.

Cost of goods sold in the second quarter as a percent to sales was 69.8 percent, slightly higher than first quarter 1995's 69.6 percent, and higher than the 68.0 percent recorded in second quarter 1994. Higher raw material costs, primarily in the resilient flooring business, that were not offset by higher selling prices were the primary reasons for the increase in cost of goods sold as a percent to sales when compared to 1994. Selling, general and administrative (SG&A) costs in the second quarter were reduced from first-quarter levels and were only slightly higher than 1994 levels.

Armstrong's effective tax rate for the second quarter of 1995 was 33.6 percent, slightly lower than the 34.8 percent recorded in the comparable period of 1994. The tax rate reduction was caused primarily by higher foreign source income and a decrease in the provision for state income taxes.

First-half 1995 sales, a record for any first half, were $1.43 billion and exceeded last year's sales of $1.33 billion by 7 percent. Net earnings for the first six months were $87.1 million including a first quarter after-tax restructuring charge of $10.1 million. This compares to last year's first-half net earnings of $101.3 million which included one-time after-tax gains of $9.1 million related to the sale of its majority interest in a subsidiary and the resolution of tax audits. Net earnings per share of common stock for the first half were $ 2.13 on a primary basis and $1.93 on a fully diluted basis.

Cost of goods sold, expressed as a percent to sales, for the first six months was 69.7 percent as compared with 69.0 percent for the similar period last year. The higher raw material costs previously mentioned affected both quarters in the first half. These costs combined with the slowdown in the U.S. resilient flooring market, that did not allow the recovery of these higher costs through selling price increases, resulted in a higher cost of goods sold as a percent to sales. SG&A costs for the first six months increased 7 percent over the comparable period a year ago. Approximately 30 percent of the SG&A increase was due to translating foreign currencies to U.S. dollars at higher rates. Higher SG&A costs generally resulted from investments in new marketing groups to support the large home centers, investments in integration of computer systems to support the businesses and normal inflationary costs. The Company is actively reviewing and evaluating SG&A costs and most likely will announce restructuring actions to take place in the second half of 1995 to lower the overall cost structure of the company.

The effective tax rate for the first half of 1995 was 34.4 percent, higher than the 31.2 percent recorded a year ago. The 1994 effective tax rate was unusually low due to the Company reaching an agreement with the Internal Revenue Service concerning its 1988 through 1990 tax years which resulted in the reversal of tax expense previously accrued.

Industry Segment Results
------------------------

All four of the company's worldwide industry segments--floor coverings (which includes resilient flooring and ceramic tile), building products, furniture and industry products--registered sales increases when compared with the second quarter of 1994. All industry segments except floor coverings recorded higher operating income in the second quarter compared with a year ago.

The floor coverings segment sales were generally at the same level as a year ago. The resilient flooring portion of this segment recorded quarterly sales about 2 percent lower than the comparable period last year. Within resilient flooring, the residential business declined while the commercial business recorded higher sales year to year. Ceramic tile sales grew 6 percent. Operating income declined nearly 20 percent from record quarterly highs of a year ago. The resilient residential flooring business in the U.S. incurred higher raw material costs which were not offset by higher selling prices. While selling prices in the resilient flooring business were increased, temporary price reductions were initiated in order to increase sales volumes. There are signs that the higher raw material costs may level out in the third quarter. As stated in prior announcements, the resilient flooring business will be taking actions to reduce costs in manufacturing and SG&A expenses during the third quarter. It is anticipated that a restructuring charge will be announced in the third quarter.

The building products segment recorded a 10 percent sales growth when compared to a year ago with all geographic areas contributing higher sales. European sales accounted for the majority of the increase. Operating profits increased 17 percent over the similar period last year reflecting higher sales that included increases in selling price, and continued success in reducing costs.

Furniture segment sales were nearly 9 percent higher than a year ago. It appears that the Thomasville Furniture Division is performing better than the industry as a whole. Operating income increased nearly 7 percent comparing this quarter with the same period last year. Operating income was higher because of increased sales, however, promotional pricing actions and higher costs in manufacturing and selling expenses to bring new product offerings to market lowered profitability.

The industry products segment's sales grew more than 21 percent, with the weaker U.S. dollar accounting for close to half of the increase. The largest business in this segment, insulation products, increased sales and operating income in the North American and European geographic areas. The North American area generated the more significant operating income increase primarily due to higher sales and increased market share. The gasket and specialty paper products business recorded higher sales and operating income, aided by the recent addition of manufacturing capacity, which more than offset the impact of slower automotive sales. The textile products business, while recording slightly higher sales, continues to be in a modest operating loss position.

Unallocated corporate expenses for the second quarter were lower than those of the comparable period a year ago due to lower fees paid to consultants and lower incentive plan accruals.

                        Independent Accountants' Report
                        -------------------------------


The Board of Directors
Armstrong World Industries, Inc.:

We have reviewed the condensed consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries as of June 30, 1995, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 1995 and 1994 and the condensed consolidated statements of cash flows for the six-month periods then ended. These consolidated financial statements are the responsibility of the company's management.

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

KPMG PEAT MARWICK LLP



Philadelphia, Pennsylvania
August 4, 1995

                          Part II - Other Information
                          ---------------------------

Item 1.  Legal Proceedings
------   -----------------

Information required by this item is presented in Note 2 of the notes to the Company's consolidated financial statements included in Part I, Item 1 hereof, and is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of the Security Holders
-------  -------------------------------------------------------

The Company held its annual meeting of shareholders on April 24, 1995. The vote on each matter presented to shareholders was as follows:

1.   Election of Directors:

                                          For              Withheld

     E. Allen Deaver                   36,902,819          104,686
     James E. Marley                   37,029,064           20,522
     Jerre L. Stead                    37,038,045           14,535

2.   Approval of Amendments to the Restricted Stock Plan for Non-Employee
     Directors:

           For                      Against               Abstain

        30,275,659                  6,629,749             281,168

3. Proposal to Approve Certain Terms of the Performance Goal Under the Management Achievement Plan:

           For                      Against               Abstain

        34,191,714                  2,757,511             237,351

4.   Shareholder Proposal to Modify the Company's Confidential Voting Policy

        For           Against            Abstain          Broker Non Votes

      16,460,596      17,773,063         585,436             2,367,481

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

       (a) The following exhibits are filed as a part of the Quarterly Report on Form 10-Q:

       Exhibits
       --------

       No. 3(a) Copy of the Company's Bylaws, as amended, through April 24,
                1995.
       No. 11   Statement re Computation for Earnings Per Share
       No. 15   Letter re Unaudited Interim Financial Information
       No. 27   Financial Data Schedule

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

                            Armstrong World Industries, Inc.



                            By   /s/ L. A. Pulkrabek
                               -----------------------------------
                               L. A. Pulkrabek, Senior
                               Vice President, Secretary and
                               General Counsel



                            By  /s/ Bruce A. Leech, Jr.
                               ------------------------------------
                               Bruce A. Leech, Jr., Controller
                               (Principal Accounting Officer)

Date:  August 10, 1995

                                 Exhibit Index
                                 -------------

Exhibit No.
-----------

No. 3(a)  Copy of the Company's Bylaws, as amended, through April 24, 1995.

No. 11    Statement re Computation for Earnings Per Share

No. 15    Letter re Unaudited Interim Financial Information

No. 27    Financial Data Schedule