Form 10-Q
period 1995-09-30
ARMSTRONG WORLD INDUSTRIES INC
filed 1995-11-09
CIK 7431

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

(MARK ONE)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1995
                               ------------------------------------------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

Commission file number                         1-2116
                        --------------------------------------------------------



                       Armstrong World Industries, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



       Pennsylvania                                      23-0366390
--------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)



P. O. Box 3001, Lancaster, Pennsylvania                         17604
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code       (717) 397-0611
                                                   -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                                               Yes    X             No  ________
                                                   -------



Number of shares of registrant's common stock outstanding as of October 31, 1995 - 15,028,665

                                                                     (FORM 10-Q)

                        Part I - Financial Information
                        ------------------------------

Item 1.  Financial Statements
------   --------------------

Operating results for the third quarter and first nine months of 1995, compared with the corresponding periods of 1994 included in this report, are unaudited.

In the opinion of the Company, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Three and nine months' results are not necessarily indicative of annual earnings.

              Armstrong World Industries, Inc., and Subsidiaries
                     Consolidated Statements of Operations
                     -------------------------------------
                (amounts in millions except for per-share data)
                                   Unaudited

                                       Three Months Ended     Nine Months Ended
                                          September 30            September 30
                                       -------------------    -----------------
                                         1995     1994(a)        1995     1994(a)
                                         ----     ----           ----     ----

NET SALES                              $744.8    $715.3       $2,175.8  $2,047.3
Cost of goods sold                      516.0     483.5        1,512.9   1,402.5
                                       ------    ------       --------  --------

Gross profit                            228.8     231.8          662.9     644.8
Selling, general & administrative
  expenses                              134.5     130.6          402.1     380.9
Restructuring charges                    56.8      --             72.4      --
                                       ------    ------       --------  --------

Operating income                         37.5     101.2          188.4     263.9

Interest expense                          8.4       7.2           25.3      22.7
Other expense (income), net               1.1       1.6            2.2       1.5
                                       ------    ------       --------  --------

Earnings before income taxes(b)          28.0      92.4          160.9     239.7
Income taxes                              8.6      30.8           54.4      76.8
                                       ------    ------       --------  --------

NET EARNINGS (c)(d)(e)                 $ 19.4    $ 61.6       $  106.5  $  162.9
                                       ======    ======       ========  ========

Net earnings per share of common
  stock:(f)
    Primary                            $   .42   $  1.54      $    2.55 $    4.03
    Fully Diluted                      $   .40   $  1.37      $    2.33 $    3.60

Dividends paid per common share        $   .36   $   .32      $    1.04 $     .94

Average number of common shares
  and common equivalent shares
  outstanding:
    Primary                              37.4      37.8           37.6      37.8
    Fully Diluted                        42.8      43.4           43.0      43.4



See page 3 for explanation of (a), (b), (c), (d), (e) and (f). Also see accompanying footnotes to the financial statements beginning on page 8.

                                                                     (FORM 10-Q)


(a) 1994 has been reformatted and certain expenses have been reclassified to conform with data published in the 1994 Armstrong annual report.

(b) Depreciation and amortization charged against earnings before income taxes amounted to $34.8 million and $101.2 million in the three months and nine months ended September 30, 1995, respectively, and $32.1 million and $95.5 million in the three months and nine months ended September 30, 1994.

(c) Net earnings include restructuring charges for the three months and nine months ended September 30, 1995, of $36.7 million and $46.8 million, respectively. The charges relate largely to reorganization and salaried and hourly employee reductions in both North American and European organizations and the plans to close a plant in Braintree, Massachusetts.

(d) Net earnings for the nine months ended September 30, 1994, include $9.1 million of gains resulting from the resolution of tax audits and sale of the company's majority interest in BEGA/US, Inc.

(e) Net earnings for the three months and nine months ended September 30, 1994, include a gain of $9.5 million after tax. This gain related to actions taken by the company to qualify long-term employees for primary coverage under Medicare, reducing the company's health care liability.

(f) Primary earnings per share for "net earnings" are determined by dividing the earnings, after deducting preferred dividends (net of tax benefit on unallocated shares), by the average number of common shares outstanding and shares issuable under stock options, if dilutive. Fully diluted earnings per share include the shares of common stock outstanding, as calculated above, and the adjustments to common shares and earnings required to portray the convertible preferred shares on an "if converted" basis unless the effect is antidilutive.

                                                                     (FORM 10-Q)


              Armstrong World Industries, Inc., and Subsidiaries
                          Consolidated Balance Sheets
                          ---------------------------
                             (amounts in millions)

                                                      Unaudited
    Assets                                      September 30, 1995   December 31, 1994
    ------                                      ------------------   -----------------
Current assets:
  Cash and cash equivalents                             $   18.4            $   12.0
  Accounts receivable less allowance                       359.0               320.0
  Inventories:
    Finished goods                                      $  219.6            $  179.1
    Work in process                                         36.7                35.5
    Raw materials and supplies                              79.6                78.9
                                                        --------            --------
      Total inventories                                    335.9               293.5
  Income tax benefits                                       43.9                35.9
  Other current assets                                      29.5                29.6
                                                        --------            --------
      Total current assets                                 786.7               691.0

Property, plant, and equipment                           2,315.0             2,168.7
  Less accumulated depreciation
    and amortization                                     1,206.8             1,098.8
                                                        --------            --------
      Net property, plant, and equipment                 1,108.2             1,069.9

Insurance for asbestos-related
  liabilities(a)                                           184.0               198.0
Other noncurrent assets                                    277.0               273.6
                                                        --------            --------

      Total assets                                      $2,355.9            $2,232.5
                                                        ========            ========

    Liabilities and Shareholders' Equity
    ------------------------------------

Current liabilities:
  Short-term debt                                       $   63.7            $   17.9
  Current installments of long-term debt                    59.0                19.5
  Accounts payable and accrued expenses                    363.2               327.4
  Income taxes                                              25.2                22.5
                                                        --------            --------
      Total current liabilities                            511.1               387.3

Long-term debt                                             197.4               237.2
ESOP loan guarantee                                        240.4               245.5
Postretirement and postemployment benefits                 271.1               270.4
Asbestos-related liabilities (a)                           184.0               198.0
Other long-term liabilities                                132.1               118.3
Deferred income taxes                                       25.8                32.1
Minority interest in subsidiaries                           10.5                 8.6
                                                        --------            --------
      Total noncurrent liabilities                       1,061.3             1,110.1

Shareholders' equity:
  Convertible preferred stock at
    redemption value                                    $  258.9            $  261.6
  Common stock                                              51.9                51.9
  Capital in excess of par value                            46.9                39.3
  Reduction for ESOP loan guarantee                       (228.2)             (233.9)
  Retained earnings                                      1,137.4             1,076.8
  Foreign currency translation (b)                          20.2                 8.3
  Treasury stock                                          (503.6)             (468.9)
                                                        --------            --------
      Total shareholders' equity                           783.5               735.1
                                                        --------            --------
      Total liabilities and shareholders'
        equity                                          $2,355.9            $2,232.5
                                                        ========            ========

See page 5 for explanation of references (a) and (b). Also see accompanying footnotes to the financial statements beginning on page 8.

                                                                     (FORM 10-Q)


(a) The asbestos-related liability in the amount of $184.0 million represents the estimated liability and defense cost to resolve approximately 65,000 personal injury claims pending against the Company as of the end of the third quarter 1995. The insurance asset in the amount of $184.0 million reflects the Company's belief in the availability of insurance in an amount covering the liability. See footnote No. 2 beginning on page 8 for additional details.

(b) Foreign currency translation, reported as a separate component of shareholders' equity, is detailed as follows:

                                                      1995
                                                      ----
                                                   (millions)


      Balance at beginning of year                    $ 8.3

      Nine months' translation adjustments and
        hedging of foreign investments                 12.7

      Allocated income taxes                            (.8)
                                                      -----

      Balance at September 30, 1995                   $20.2
                                                      =====

                                                                     (FORM 10-Q)


              Armstrong World Industries, Inc., and Subsidiaries
                     Consolidated Statements of Cash Flows
                     -------------------------------------
                             (amounts in millions)
                                   Unaudited

                                                             Nine Months Ended
                                                                September 30
                                                             1995           1994
                                                            ------         ------

Cash flows from operating activities:
  Net earnings                                           $  106.5       $  162.9
  Adjustments to reconcile net earnings to net cash
      provided by operating activities:
    Depreciation and amortization                           101.2           95.5
    Deferred income taxes                                    (5.2)          15.7
    Loss from restructuring activities                       72.4            --
    Restructuring payments                                   (9.2)         (17.3)

    Changes in operating assets and liabilities net of
      effect of restructuring and acquisitions:
      (Increase) in receivables                             (34.6)         (71.4)
      (Increase) decrease in inventories                    (37.9)           5.8
      (Increase) decrease in other current assets            (3.5)          22.4
      (Increase) in other noncurrent assets                 (24.2)         (35.9)
      Increase in accounts payable, accrued
        expenses, income taxes payable                        7.5           49.3
      Increase in other long-term liabilities                 9.2            1.3
      Other, net                                             (8.8)         (13.4)
                                                          -------         ------

Net cash provided by operating activities                   173.4          214.9
                                                          -------         ------

Cash flows from investing activities:
  Purchases of property, plant, and equipment              (117.3)         (96.7)
  Investment in computer software                            (8.6)          (2.2)
  Proceeds from sale of land and facilities                   6.9           10.9
  Acquisitions                                              (14.0)           --
                                                          -------         ------

Net cash used for investing activities                     (133.0)         (88.0)
                                                          -------         ------
Cash flows from financing activities:
  Increase (decrease) in short-term debt                     43.9          (70.0)
  Issuance of long-term debt                                  --              .6
  Reduction of long-term debt                                 (.1)          (5.5)
  Cash dividends paid                                       (48.1)         (44.7)
  Purchase of common stock for the treasury                 (33.2)           --
  Proceeds from exercised stock options                       5.2            8.2
  Other, net                                                 (3.5)          (5.6)
                                                           ------        -------

Net cash used for financing activities                      (35.8)        (117.0)

Effect of exchange rate changes on cash and cash
  equivalents                                                 1.8            1.3
                                                           ------        -------

Net increase in cash and cash equivalents                  $  6.4        $  11.2
                                                           ======        =======
Cash and cash equivalents at beginning of period           $ 12.0        $   9.1
                                                           ======        =======
Cash and cash equivalents at end of period                 $ 18.4        $  20.3
                                                           ======        =======

---------------------------------------------------------------------------------
Supplemental Cash Flow Information:
Interest paid                                              $ 16.4        $  16.8
Income taxes paid                                          $ 62.7        $  35.1
----------------------------------------------------------------------------------

See accompanying footnotes to the financial statements beginning on page 8.

                                                                     (FORM 10-Q)


              Armstrong World Industries, Inc., and Subsidiaries

                        Industry Segment Financial Data
                        -------------------------------


                             (amounts in millions)

                                   Unaudited

                                                         Three Months                  Nine Months
                                                      Ended September 30           Ended September 30
                                                 ---------------------------   -------------------------
                                                         1995     1994(b)            1995       1994(b)
                                                         ----     --------           ----       ----

Net trade sales:
---------------
  Floor coverings                                       $345.3   $335.3             $  982.1  $  961.0
  Building products                                      178.8    166.5                519.5     472.2
  Furniture                                              133.0    133.0                408.3     385.2
  Industry products                                       87.7     80.5                265.9     228.9
                                                        ------   ------              -------   -------

  Total net sales                                       $744.8   $715.3             $2,175.8  $2,047.3
                                                        ======   ======              =======   =======


Operating income:(a)
-----------------
  Floor coverings                                       $ 32.5   $ 50.7               $116.1  $  145.9
  Building products(c)                                    21.0     24.3                 72.4      69.9
  Furniture                                                7.8      8.2                 28.1      25.1
  Industry products                                       (4.5)    12.7                  3.6      32.9
  Unallocated corporate
    expense(d)                                           (19.3)     5.3                (31.8)     (9.9)
                                                        ------   ------               ------    ------

  Total operating income                                $ 37.5   $101.2              $ 188.4  $  263.9
                                                        ======   ======               ======    ======



                                                           Three Months                  Nine Months
                                                        Ended September 30            Ended September 30
                                                      ---------------------           ------------------
                                                          1995     1994                 1995      1994
                                                        ------   ------               ------    ------

(a)   Restructuring charges
        included in operating income:
        Floor coverings                                 $(25.0)     --                $(25.0)      --
        Building products                                 (6.3)     --                  (6.3)      --
        Furniture                                          (.6)     --                   (.6)      --
        Industry products                                (15.8)     --                 (31.4)      --
        Unallocated corporate
          expense                                         (9.1)     --                  (9.1)      --
                                                        ------                        ------
        Total restructuring charges
          in operating income                           $(56.8)     --                $(72.4)      --
                                                        ======                        ======

(b) Certain 1994 expenses, principally employee benefit costs, that were previously unallocated are included in operating income for the respective industry segments to conform with data published in the 1994 Armstrong annual report.

(c) For the nine months ended September 30, 1994, operating income includes a $5.9 million before-tax gain from sale of the company's majority interest in BEGA/US, Inc.

(d) For the three months and nine months ended September 30, 1994, operating income includes a gain of $14.6 million before tax related to actions taken by the company to qualify long-term disabled employees for primary coverage under Medicare, reducing the company's health care liability.

                                                                     (FORM 10-Q)


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

The Company is involved, as of September 30, 1995, in approximately 65,000 pending personal injury asbestos claims and lawsuits, and 46 pending claims and lawsuits involving asbestos-containing products in buildings. The Company's insurance carriers provide coverage for both types of claims. The personal injury claims only (not property damage claims) are handled by the Center for Claims Resolution (the "Center"). Personal injury claims in the federal courts have been transferred by the Judicial Panel for Multidistrict Litigation to the Eastern District Court of Pennsylvania for pretrial purposes. Pending state court cases have not been directly affected by the transfer. A settlement class action that includes essentially all future personal injury claims against Center members was filed in the Federal District Court for the Eastern District of Pennsylvania. The court has tentatively approved the settlement although the settlement will become final only after certain issues, including insurance coverage for class members' claims are resolved, and appeals are exhausted, which could take up to several years.

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

The Company believes that an estimated $184 million in liability and defense costs recorded on its balance sheet will be incurred to resolve approximately 65,000 asbestos-related personal injury claims against the Company as of September 30, 1995. An insurance asset in the amount of $184 million recorded on the balance sheet reflects the Company's belief in the availability of insurance in this amount to cover the liability for these pending claims. The Company also projects the maximum cost in the settlement class action as a reasonably possible additional liability of $245 million for a ten-year period; a portion of such additional projected liability may not be covered by the Company's ultimately applicable insurance recovery. Although subject to uncertainties and limitations, the Company also believes it is probable that substantially all of the expenses and liability payments associated with the asbestos-related property damage claims will be covered by insurance.

Even though uncertainties still remain as to the potential number of unasserted claims, liability resulting therefrom, and the ultimate scope of its insurance coverage, after consideration of the factors involved, including the Wellington Agreement, the settlements with other insurance carriers, the results of the trial phase and the intermediate appellate stage of the

                                                                     (FORM 10-Q)


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

The full report on the asbestos-related litigation is set forth below:

Asbestos-Related Litigation

The Company is one of many defendants in pending lawsuits and claims involving, as of September 30, 1995, approximately 65,000 individuals alleging personal injury from exposure to asbestos. Included in the above number are approximately 14,500 lawsuits and claims from individuals who are included in the approximately 87,000 individuals who have opted out of the settlement class action referred to below. About 10,000 claims from purported settlement class members have been received as of September 30, 1995. Most of these claims have been evaluated as to whether they meet the class action criteria. Of those claims, many do not qualify at this time for payment. (In late 1993, the Company revised its claims handling procedures to provide for individual claim information to be supplied by the Center for Claims Resolution, referred to below. It is expected that this process will provide more current tracking of outstanding claims. The reconciliation between the two systems continues. Claim numbers in this note have been received from the Center and its consultants.)

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

Settlement Class Action

                                                                     (FORM 10-Q)


A settlement class action that includes essentially all future asbestos-related personal injury claims against members of the Center was filed in the Eastern District of Pennsylvania, on January 15, 1993. The settlement class action is designed to establish a non-litigation system for the resolution of essentially all future asbestos-related personal injury claims against the Center members including the Company. Other companies that are not Center members may be able to join the class action later. The class action proposes a voluntary settlement that offers a method for prompt compensation to claimants who were occupationally exposed to asbestos if they meet certain exposure and medical criteria. Compensation amounts are derived from historical settlement data. Under limited circumstances and in limited numbers, qualifying claimants may choose to arbitrate or litigate certain claims after their claims are processed within the system. No punitive damages will be paid under the proposed settlement. The settlement is designed to minimize transactional costs, including attorneys fees, and to relieve the courts of the burden of handling future claims. Each member of the Center has an obligation for its own fixed share in this proposed settlement. The District Court has ruled that claimants who neither filed a lawsuit against the members of the Center nor filed an exclusion request form are subject to the class action. The class action does not include claims deemed otherwise not covered by the class action settlement, or claims for property damage. Annual case flow caps and compensation ranges for each compensable medical category including amounts paid even more promptly under the simplified payment procedures, have been established for an initial period of ten years. Case flow caps may be increased if they were substantially exceeded during the previous five-year period. The case flow figures and annual compensation levels are subject to renegotiation after the initial ten-year period. On August 16, 1994, the Court tentatively approved the settlement, and notification has been provided to class members. Approximately 87,000 individuals have opted out. The opt outs are not claims as such but rather are reservations of rights to possibly bring claims in the future. The settlement will become final only after certain issues, including insurance coverage, are resolved and appeals are exhausted. This process could take up to several years. The Center members have stated their intention to resolve over a five-year period the personal injury claims that were pending when the settlement class action was filed. A significant number of claims have been settled or are currently the subject of negotiations.

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

Various insurance carriers provide products and nonproducts coverage for the Company's asbestos-related personal injury claims and product coverage for

                                                                     (FORM 10-Q)


property damage claims. Certain policies providing products coverage for personal injury claims have been exhausted. A list of the insurance carriers that currently provide coverage or whose policies have made available or provide personal injury, nonproducts or property damage coverages is as follows:
Reliance Insurance Company; Aetna Casualty and Surety Company; Liberty
Mutual Insurance Companies; Travelers Insurance Company; Fireman's Fund Insurance Company; Insurance Company of North America; Lloyds of London; various London market companies; Fidelity and Casualty Insurance Company; First State Insurance Company; U.S. Fire Insurance Company; Home Insurance Company; Great American Insurance Company; American Home Assurance Company and National Union Fire Insurance Company (known as the AIG Companies); Central National Insurance Company; Interstate Insurance Company; Puritan Insurance Company; and Commercial Union Insurance Company. Midland Insurance Company, an excess carrier, that insured the Company for $25 million of bodily injury products coverage, became insolvent for which the Company is pursuing claims with the state guaranty associations. The gap in coverage created by the Midland Insurance Company insolvency will be covered by other insurance. Certain companies in the London block of coverage and certain carriers providing coverage at the excess level for property damage claims only have also become insolvent. In addition, certain insurance carriers that were not in the Company's California insurance litigation also provide insurance for asbestos-related property damage claims.

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

Center for Claims Resolution

A new asbestos-related personal injury claims handling organization known as the Center for Claims Resolution (the "Center") was created in October 1988 by Armstrong and 20 other companies, all of which were former members of the Facility. Insurance carriers are not members of the Center, although certain of the insurance carriers signed an agreement to provide approximately 70% of the financial support for the Center's operational costs during its first year of existence; they also are represented ex officio on the Center's governing

                                                                     (FORM 10-Q)


board. The Center adopted many of the conceptual features of the Facility, and the members' insurers generally provide coverage under the Wellington Agreement terms. The Center has operated under a revised formula for shares of liability payments and defense costs and has defended the members' interests and addressed the claims in a manner consistent with the prompt, fair resolution of meritorious claims. In late 1991, the Center sharing formula was revised to provide that members will pay only on claims in which the member is a named defendant. At that time, this change caused a slight increase in the Company's share,. Subsequent share adjustments by the Center have resulted in an increased liability share for the Company in certain areas. In the settlement class action, each member will pay its own fixed share of every claim.

A large share member earlier withdrew from the Center. Accordingly, the allocated shares of liability payments and defense costs of the Center were recalculated with the remaining members' shares being increased. Under the class action settlement resolution, if a member withdraws, the shares of remaining members will not be increased. The Center members have reached an agreement annually with the insurers relating to the continuing operation of the Center and expect that the insurers will provide funding for the Center's operating expenses for its eighth year of operation. The Center will continue to process pending claims as well as future claims in the settlement class action.

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

Property Damage Litigation

The Company is also one of many defendants in a total of 46 pending lawsuits and claims, including one class action, as of September 30, 1995, brought by public and private building owners. These lawsuits and claims include allegations of damage to buildings caused by asbestos-containing products and generally claim compensatory and punitive damages and equitable relief, including reimbursement of expenditures, for removal and replacement of such products. They appear to be aimed at friable (easily crumbled) asbestos-containing products, although allegations in some suits encompass all asbestos-containing products, including allegations with respect to asbestos-containing resilient floor covering materials. Among the lawsuits that have been resolved are four class actions which had been certified, each involving a distinct class of building owner: public and private schools; Michigan state public and private schools; colleges and universities, and private property owners who leased facilities to the federal government. In three of these class actions, the courts have given final approval and dismissed the actions with prejudice. In the college and universities class action, a settlement has been reached with the class representatives and is subject to a fairness hearing. The Company vigorously denies the validity of the allegations against it contained in these suits and claims. Increasing defense costs, paid by the Company's insurance carriers either under reservation or settlement arrangement, will be incurred. As a consequence of the California insurance litigation discussed elsewhere in this note, the Company believes that it is probable that costs of the property damage litigation that are being paid by the Company's insurance carriers under reservation of rights will not be subject to recoupment. These suits and claims were not handled by the former Facility nor are they being

                                                                     (FORM 10-Q)


handled by the Center.

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

                                                                     (FORM 10-Q)


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

Subject to the uncertainties and limitations referred to in this note and based upon its experience and other factors also referred to in this note, the Company believes that the estimated $184 million in liability and defense costs recorded on the balance sheet will be incurred to resolve an estimated 65,000 asbestos-related personal injury claims pending against the Company as of September 30, 1995. These claims include those that were filed for the period from January 1, 1994, to January 24, 1994, and which were previously treated as potentially included within the settlement class action, and those

                                                                     (FORM 10-Q)


claims filed by claimants who have been identified as having filed exclusion request forms to opt out of the settlement class action. A ruling from the Court established January 24, 1994, as the date after which any asbestos-related personal injury claims filed by non-opt-out claimants against the Company or other members of the Center for Claims Resolution are subject to the settlement class action. In addition to the currently estimated pending claims and any claims filed by individuals deemed to have opted out of the settlement class action, any claims otherwise determined not to be subject to the settlement class action, will be resolved outside the settlement class action. The Company does not know how many such claims ultimately may be filed by claimants deemed to have opted out of the class action or by claimants otherwise determined not to be subject to the settlement class action.

An insurance asset in the amount of $184 million recorded on the balance sheet reflects the Company's belief in the availability of insurance in this amount to cover the liability in like amount referred to above. Such insurance has either been agreed upon or is probable of recovery through negotiation, alternative dispute resolution or litigation. The Company also notes that, based on maximum mathematical projections covering a ten-year period from 1994 to 2004, its estimated cost in the settlement class action reflects a reasonably possible additional liability of $245 million. A portion of such additional liability may not be covered by the Company's ultimately applicable insurance recovery. However, the Company believes that any after-tax impact on the difference between the aggregate of the estimated liability for pending cases and the estimated cost for the ten-year maximum mathematical projection, and the probable insurance recovery, would not be material either to the financial condition of the Company or to its liquidity, although it could be material to earnings if it is determined in a future period to be appropriate to record a reserve for this difference. The period in which such a reserve may be recorded and the amount of any reserve that may be appropriate cannot be determined at this time. Subject to the uncertainties and limitations referred to elsewhere in this note and based upon its experience and other factors referred to above, the Company believes it is probable that substantially all of the expenses and any liability payments associated with the asbestos-related property damage claims will be paid under an existing interim agreement, by insurance coverage settlement agreements and through additional coverage reasonably anticipated from the outcome of the insurance litigation.

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

                                                                     (FORM 10-Q)


and interest, including prejudgment interest.

On August 19, 1994, the jury returned a verdict in favor of the Company finding that the Company had not caused damages to TINS. The court subsequently entered judgment in the Company's favor based upon the verdict. TINS motion for a new trial based upon alleged inaccurate jury instructions and alleged improper evidentiary rulings during the trial, was denied and TINS filed an appeal with the U.S. Court of Appeals for the Third Circuit. On October 11, 1995, the case was argued before a panel of the U.S. Court of Appeals for the Third Circuit, and on October 20, 1995, the court issued a Judgment Order affirming the 1994 district court verdict in favor of the Company. On November 2, 1995, TINS filed a Petition for Rehearing by the same panel.


                         _____________________________

Environmental Remediation

Thomasville Furniture Industries, Inc. and four other parties have been identified by the U. S. Environmental Protection Agency ("USEPA") as Potentially Responsible Parties ("PRPs") to fund the cost of remediating environmental conditions at the Buckingham County (Virginia) Landfill, a former waste disposal site which has been listed as a federal Superfund site. After review of investigative studies to determine the nature and extent of contamination and identify various remediation alternatives, USEPA issued its Proposed Remedial Action Plan in May 1993 proposing a $21 million clean-up cost. In November 1993, USEPA issued a revised plan which recommended a reduced $3.5 million alternative, subject to additional costs depending on test results. In September 1994, the USEPA issued a Record of Decision ("ROD") in the matter providing two alternative remedies for the site. Both options provide for limited capping and long-term groundwater monitoring, as well as limited source control and groundwater treatment in the event monitoring demonstrates contaminant migration. On September 29, 1995, the USEPA issued an order to Thomasville ordering Thomasville to implement the ROD. Concurrent with that order, USEPA also signed a de minimus settlement with three other PRPs, resulting in the payment to USEPA of $469,825 to be applied for remediation costs at the site. Thomasville's consultants current estimate for the cost of required remediation at the site is approximately $2.2 million, subject to additional costs depending on long-term monitoring results. The USEPA's current estimate, however, is $4.34 million.

Spent finishing materials from Thomasville's Virginia furniture plants at Appomattox and Brookneal allegedly comprise a significant portion of the waste presently believed to have been taken to the site by a now defunct disposal firm in the late 1970s. Accordingly, Thomasville has been called upon to implement the remedy identified by the ROD. Thomasville anticipates, however, that the remaining PRP at the site will be required to contribute to the final cost of the remedy.

Item 2.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations
         ---------------------

Financial Condition
-------------------

Cash provided by operating activities was sufficient to cover normal working capital requirements, payment of dividends and investment in plant, property and equipment. The remaining cash combined with increases in short-term debt, cash proceeds from exercised stock options and sale of assets were used to cover the repurchase of shares of the Company's common stock for the treasury, acquisition of a gasket materials and specialty paper manufacturing facility, the increase in cash and cash equivalents and other sundry investing activities.

                                                                     (FORM 10-Q)


The Company announced during the third quarter that the Company and Dal-Tile International Inc. ("Dal-Tile") signed a letter of intent for the proposed merger of the ceramic tile businesses of American Olean Tile Company, a wholly-owned subsidiary, with Dal-Tile. In the merger, the Company would become a significant minority shareholder of the combined companies and may, under certain circumstances, have the opportunity to increase its holdings in the future. The current majority owner of Dal-Tile, AEA Investors Inc., its management and shareholder group, would be the controlling shareholders of the combined companies following the merger. Completion of the transaction is subject to the execution of a definitive combination agreement. If an agreement is reached by year-end, a substantial loss will be recorded on the business combination.

During the third quarter, the Company sold the champagne cork business in Spain for an after-tax gain of $0.5 million and announced its intention to discuss with potential buyers the possible sale of the textile products operation. These actions are representative of the Company's overall strategy to concentrate its efforts in its core businesses. The divestiture of the champagne cork business and potential divestiture of the textile products business does not have a significant impact on the corporate financial performance of the Company.

In November 1994, the Board of Directors authorized the Company to repurchase up to 2.5 million shares of its common stock, either in the open market or in negotiated transactions. During the first nine months of 1995, the Company repurchased 640,700 shares with a cash outlay of $32.6 million. Since the inception of the program, the Company has repurchased 910,700 shares with a total cash outlay of $43.1 million as of September 30, 1995.

Working capital was $275.6 million as of September 30, 1995, $7.9 million higher than the $267.7 million recorded at June 30, 1995, and $28.1 million lower than the $303.7 million recorded at year-end 1994. The reduction in working capital through September 1995 resulted primarily from the $85.3 million increase in short-term debt and current installments of long-term debt and the $38.5 million increase in accounts payable, accrued expenses and income taxes payable, resulting principally from accruals for the 1995 restructuring actions. Partially offsetting the working capital decrease were higher levels of accounts receivable, inventories, and other assets including cash totaling $95.7 million. Higher sales levels for the quarter were the primary reason for the $39.0 million increase in receivables. The $42.4 million increase in inventories was the result of the building of finished stock for anticipated service level requirements. Included in these increases were approximately $9.0 million due to translation of foreign currency receivables and inventories to U.S. dollars at higher exchange rates.

The ratio of current assets to current liabilities was 1.54 to 1 as of September 30, 1995, and 1.51 to 1 as of June 30, 1995, compared with 1.78 to 1 as of December 31, 1994.

Long-term debt, excluding the Company's guarantee of the ESOP loan, was reduced by $39.8 million in the first nine months of 1995. At September 30, 1995, long-term debt of $197.4 million represented 14.7 percent of total capital compared with 19.0 percent at the end of 1994. The September 30, 1995 and 1994 year-end ratio of total debt (including the Company's financing of the ESOP loan) as a percent of total capital was 41.7 percent and 41.4 percent, respectively.

The Company is involved in significant asbestos-related litigation which is described more fully in Item 1, Note 2 to the financial statements on pages 9 through 15 and which should be read in connection with this discussion and analysis. The Company does not know how many claims will be filed against it in the future, nor the details thereof or of pending suits not fully reviewed, nor the expense and any liability that may ultimately result therefrom, nor does the Company know whether the settlement class action will ultimately succeed, the number of individuals who will ultimately be deemed to have opted

                                                                     (FORM 10-Q)


out or who could file claims outside the settlement class action, nor the annual claims flow caps to be negotiated after the initial 10-year period for the settlement class action or the compensation levels to be negotiated for such claims, nor the scope of its nonproducts coverage ultimately deemed available or the ultimate conclusion of the California insurance coverage litigation.
Subject to the foregoing and based upon its experience and other factors also referred to above, the Company believes that the estimated $184.0 million in liability and defense costs recorded on the September 30, 1995, balance sheet will be incurred to resolve an estimated 65,000 asbestos-related personal injury claims pending against the Company as of September 30, 1995. These claims include those that were filed for the period from January 1, 1994, to January 24, 1994, and which were previously treated as potentially included within the settlement class action, and those claims filed by claimants who have been identified as having filed exclusion request forms to opt out of the settlement class action. A ruling from the Court established January 24, 1994, as the date after which any asbestos-related personal injury claims filed by non-opt-out claimants against the Company or other members of the Center for Claims Resolution are subject to the settlement class action. In addition to the currently estimated pending claims and any claims filed by individuals deemed to have opted out of the settlement class action, any claims otherwise determined not to be subject to the settlement class action will be resolved outside the settlement class action. The Company does not know how many such claims ultimately may be filed by claimants deemed to have opted out of the class action or by claimants otherwise determined not to be subject to the settlement class action.

An insurance asset in the amount of $184.0 million recorded on the balance sheet as of September 30, 1995, reflects the Company's belief in the availability of insurance in this amount to cover the liability in like amount referred to above. Such insurance has either been agreed upon or is probable of recovery through negotiation, alternative dispute resolution or litigation. The Company also notes that, based on maximum mathematical projections covering a 10-year period from 1994 to 2004, its estimated cost in the settlement class action reflects a reasonably possible additional liability of $245 million. A portion of such additional liability may not be covered by the Company's ultimately applicable insurance recovery. However, the Company believes that any after-tax impact on the difference between the aggregate of the estimated liability for pending cases and the estimated cost for the 10-year maximum mathematical projection, and the probable insurance recovery, would not be material either to the financial condition of the Company or to its liquidity, although it could be material to earnings if it is determined in a future period to be appropriate to record a reserve for this difference. The period in which such a reserve may be recorded and the amount of any reserve that may be appropriate cannot be determined at this time. Subject to the uncertainties and limitations referred to above and based upon its experience and other factors, the Company believes it is probable that substantially all of the expenses and any liability payments associated with the asbestos-related property damage claims will be paid under an existing interim agreement, by insurance coverage settlement agreements and through additional coverage reasonably anticipated from the outcome of the insurance litigation.

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

                                                                     (FORM 10-Q)


Reference is made to the litigation involving The Industry Network System, Inc.
(TINS), discussed on pages 15-17. On August 19, 1994, the jury returned a verdict in favor of the Company finding that the Company had not caused damages to TINS. The court subsequently entered judgment in the Company's favor based upon the verdict. TINS motion for a new trial based upon alleged inaccurate jury instructions and alleged improper evidentiary rulings during the trial was denied and TINS filed an appeal with the U.S. Court of Appeals for the Third Circuit. On October 11, 1995, the case was argued before a panel of the U.S. Court of Appeals for the Third Circuit, and on October 20, 1995, the court issued a Judgment Order affirming the 1994 district court verdict in favor of the Company. On November 2, 1995, TINS filed a Petition for Rehearing by the same panel.

Reference is also made to an environmental issue as discussed in Note 2 on page 17 to the financial statements included under Item 1 above.

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

Consolidated Results
--------------------

Third-quarter net sales of $745 million were an all-time sales record for any quarter in the Company's history. These results were four percent higher than the $715 million recorded in the third-quarter of 1994. About one-third of this increase was because of translating foreign currencies to U.S. dollars at a higher rate. The modest growth was largely due to increased sales in both the global non-residential and U.S. home center end-use markets.

Net earnings for the quarter were $19.4 million for 1995, compared with $61.6 million in the third-quarter 1994. Net earnings per share of common stock for the third quarter of 1995 were 42 cents on a primary basis and 40 cents on a fully diluted basis. In 1994, third-quarter net earnings per share of common stock were $1.54 on primary basis and $1.37 on a fully diluted basis.

During the third quarter, the Company recorded a $56.8 million charge before tax ($36.7 million after tax) for restructuring resulting from the Company's ongoing efforts to streamline the organization and enhance operating efficiencies. The restructuring charges primarily relate to severance and early retirement incentives for approximately 670 employees, half of which are hourly and the other half are salaried. Nearly 40 percent of the $56.8 million charge was related to the North American resilient flooring business, while another 40 percent was related to European Operations, primarily in its industry products and building products segments. The balance was related to corporate and other operating segments. The charges are estimated to be evenly split between cash payments over the next fifteen months and non-cash charges, primarily to cover retirement-related expenses. It is anticipated that ongoing cost reductions and productivity improvements should permit recovery of these charges in less than two years. Including the restructuring charges resulting from plans to close a plant in Braintree, Massachusetts, that was announced in the first quarter, the 1995 charges for restructuring activities are $72.4 million before tax or $46.8 million after tax.

The third-quarter 1994 earnings included a one-time before tax gain of $14.6 million or $9.5 million after tax representing a reduction in the Company's estimated health care liability for employees on long-term disability. Cost of goods sold in the third quarter was 69.3 percent of sales--slightly lower than the 69.8 percent recorded in the second quarter and the 69.6 percent of the first quarter. This improvement largely reflects higher selling prices, which are getting closer to offsetting higher, but declining, raw material prices. While the cost of goods sold percent was higher than last year's third-quarter figure of 67.6 percent, the 1994 figure included $12

                                                                     (FORM 10-Q)


million of the $14.6 million one-time gain in the reduction in the Company's estimated health care liability for employees on long-term disability and accounted for the difference. Selling, general and administrative (SG&A) costs in the third quarter were higher than those of the second quarter but lower than the first quarter. The year-to-year comparison with third quarter 1994 shows nearly a three percent increase due to the translation of foreign expenses at higher U.S. dollar translation rates.

Armstrong's effective tax rate for the third quarter was 30.6 percent compared with the 33.4 percent rate in the same 1994 period (excluding restructuring charges, the effective tax rate would be 33.8 percent). The tax rate reduction was primarily due to the lower-based earnings that included third-quarter restructuring charges.

On September 1, Armstrong announced the signing of a letter of intent with Dal-Tile International Inc., for a proposed business combination of the American Olean subsidiary's ceramic tile businesses with Dal-Tile. If an agreement is reached by year-end, a substantial loss will be recorded on the business combination.

Net sales recorded through September 30, 1995, were $2.18 billion, more than six percent higher than last year's sales of $2.05 billion. The translation of foreign currencies sales into U.S. dollars favorably impacted year-to-date sales by nearly one-third of the increase.

Net earnings were $106.5 million in 1995 including two after tax restructuring charges of $10.1 million and $36.7 million taken in the first and third quarters, respectively. This compares with 1994's nine-month net earnings of $162.9 million that included $18.6 million after tax gains resulting from the resolution of tax audits, the sale of its majority interest in a subsidiary and the reduction of the Company's estimated health care liability. Net earnings per share of common stock for January through September 1995 were $2.55 on a primary basis and $2.33 on a fully diluted basis.

Industry Segment Results
------------------------

Three of our four industry segments--floor coverings (which includes resilient flooring and ceramic tile), building products and industry products--increased sales as compared with the third quarter last year while the fourth segment, furniture, maintained the same level of sales. All industry segments recorded lower operating income due to the restructuring charge recorded this quarter. The unallocated corporate expense of $19.3 million this quarter includes a $9.1 million charge associated with elimination of employee positions and includes severance pay and retirement costs. Third-quarter 1994 includes a gain of $14.6 million related to a reduction in the Company's estimated health care liability.

The floor coverings segment recorded 3 percent higher sales than in 1994. Resilient flooring sales were essentially flat, with higher home center and non-residential volume largely offset by lower sales to other residential channels. Ceramic tile sales, however, were up nearly 11 percent. The segment's operating margin was 9.4 percent or 16.7 percent excluding restructuring charges compared with second quarter's 14.5 percent and 1994's third quarter of 15.1 percent. Operating income included a resilient flooring restructuring charge of $25.0 million, 90 percent of which related to elimination of employee positions in North America. Operating income was favorably impacted by cost reductions, productivity improvements and higher selling prices introduced earlier this year that are getting closer to offsetting higher, but downward trending, raw material prices. Ceramic tile also contributed by recording profits when compared with last year's break-even performance. The Company continues to evaluate the proposed business combination of ceramic tile with Dal-Tile to improve levels of customer service through the more efficient use of the manufacturing and distribution resources of both companies.

                                                                     (FORM 10-Q)


All geographic areas in the building products segment contributed to the 7 percent sales increase, with Europe continuing to show the strongest growth. Third-quarter operating income of $21.0 million included a restructuring charge of $6.3 million related to the elimination of positions in the European operations. The operating margin was 11.7 percent or 15.3 percent excluding the restructuring charges compared with second quarter 1995's 14.9 percent and the third quarter 1994's 14.6 percent. Sales growth in the non-residential end-use markets, higher selling prices and continuing cost reduction efforts were positive factors on operating income.

Although the furniture industry segment sales were level with those of the same period last year, this segment continues to outperform the industry despite declining and difficult market conditions. Operating income declined slightly with the impact of a small restructuring charge but was helped with a slight decline in certain raw material costs.

The industry products segment's sales grew by 9 percent, but the weaker U.S. dollar accounted for three-fourths of the increase. The operating loss of $4.5 million includes a $15.8 million restructuring charge related to the elimination of employee positions in Europe. Insulation Products, the largest business in this segment, recorded lower profits, primarily due to restructuring charges. Also adversely affecting operating income was the need to meet competitive European pricing and the start-up costs of the new Mebane, North Carolina, insulation plant. While gasket and specialty paper products sales are higher because of the first quarter asset purchase, the business is still impacted by lower automotive sales and higher raw material costs. The textile products business is still generating a modest operating loss, but lower than the amount recorded in the same period last year.

                                                                     (FORM 10-Q)



                        Independent Accountants' Report
                        -------------------------------


The Board of Directors
Armstrong World Industries, Inc.:

We have reviewed the condensed consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries as of September 30, 1995, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 1995 and 1994 and the condensed consolidated statements of cash flows for the nine-month periods then ended. These consolidated financial statements are the responsibility of the company's management.

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

KPMG PEAT MARWICK LLP



Philadelphia, Pennsylvania
November 8, 1995

                                                                     (FORM 10-Q)

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

         (a) The following exhibits are filed as a part of the Quarterly Report on Form 10-Q:

         Exhibits
         --------

         No. 11   Statement re Computation for Earnings Per Share
         No. 15   Letter re Unaudited Interim Financial Information
         No. 27   Financial Data Schedule

         (b)  The registrant filed a current Report on Form 8-K dated

September 1, 1995, to report the signing of a letter of intent for the proposed merger of the ceramic tile businesses of the American Olean Tile Company, a wholly owned Armstrong subsidiary, with Dal-Tile International Inc.

                                                                     (FORM 10-Q)


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

                              Armstrong World Industries, Inc.



                              By   /s/ L. A. Pulkrabek
                                 -----------------------------------
                                 L. A. Pulkrabek, Senior
                                 Vice President, Secretary and
                                 General Counsel



                              By  /s/ Bruce A. Leech, Jr.
                                 ------------------------------------
                                 Bruce A. Leech, Jr., Controller
                                 (Principal Accounting Officer)

Date:  November 9, 1995

                                                                     (FORM 10-Q)


                                 Exhibit Index
                                 -------------

Exhibit No.
-----------

No. 11    Statement re Computation for Earnings Per Share

No. 15    Letter re Unaudited Interim Financial Information

No. 27    Financial Data Schedule