Form 10-Q/A
period 1995-09-30
ARMSTRONG WORLD INDUSTRIES INC
filed 1995-11-13
CIK 7431

                                   FORM 10-Q/A


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

October 31, 1995 - 36,850,245

"This amendment is being filed solely to correct the number of shares of registrant's common stock outstanding as set forth above."

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

Date:  November 13, 1995

                                                                     (FORM 10-Q)


                                 Exhibit Index
                                 -------------

Exhibit No.
-----------

No. 11    Statement re Computation for Earnings Per Share

No. 15    Letter re Unaudited Interim Financial Information

No. 27    Financial Data Schedule