Form 10-K
period 1995-12-31
ARMSTRONG WORLD INDUSTRIES INC
filed 1996-03-28
CIK 7431

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549



(Mark One)


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended               December 31, 1995
                          ---------------------------------------------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    -----------------------

Commission file number                        1-2116
                       ------------------------------------------------------


                       Armstrong World Industries, Inc.
 ----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



         Pennsylvania                                    23-0366390
 -----------------------------------------------------------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)



 P. O. Box 3001, Lancaster, Pennsylvania                          17604
 -----------------------------------------------------------------------------
 (Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code     (717)  397-0611
                                                   ---------------------------


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


                                     Yes    X              No
                                         -------               --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock of registrant held by non-affiliates of the registrant based on the closing price ($60.25 per share) on the New York Stock Exchange on February 9, 1996, was approximately $1.9 billion. For the purposes of determining this amount only, registrant has defined affiliates as including (a) the executive officers named in Item 10 of this 10-K Report, (b) all directors of registrant, and (c) each shareholder that has informed registrant by February 14, 1996, as having sole or shared voting power over 5% or more of the outstanding Common Stock of registrant as of December 31, 1995.

This amount does not include the 5,421,998 shares of Series A ESOP Convertible Preferred Stock as of December 31, 1995, which vote with the Common Stock as if converted and have an aggregate liquidation preference of $258,900,404, held by Mellon Bank, N.A., as Trustee of the Company's Employee Stock Ownership Plan.

As of February 9, 1996, the number of shares outstanding of registrant's Common Stock was 37,108,552.

                      Documents Incorporated by Reference

Portions of the Proxy Statement dated March 18, 1996, relative to the April 29, 1996, annual meeting of the shareholders of registrant (the "Company's 1996 Proxy Statement") have been incorporated by reference into Part III of this Form 10-K Report.

                                    PART I
                                    ------


Item 1.  Business
-----------------

Armstrong World Industries, Inc. is a Pennsylvania corporation incorporated in 1891. The Company is a manufacturer of interior furnishings, including floor coverings, and building products which are sold primarily for use in the furnishing, refurbishing, repair, modernization and construction of residential, commercial and institutional buildings. It also manufactures various industrial and other products. In late 1995, Armstrong sold its furniture business and combined its ceramic tile business with Dal-Tile International Inc. ("Dal-Tile"), retaining a minority equity interest in the combined company. Unless the context indicates otherwise, the term "Company" means Armstrong World Industries, Inc. and its consolidated subsidiaries.

Industry Segments

The company's businesses include four reportable segments: floor coverings, building products, industry products and ceramic tile.

at December 31 (millions)                           1995       1994       1993
------------------------------------------------------------------------------
Net trade sales:
  Floor coverings                               $1,053.9   $1,063.5   $  980.6
  Building products                                682.2      630.0      586.7
  Industry products                                348.8      312.2      297.7
------------------------------------------------------------------------------
Total net sales                                 $2,084.9   $2,005.7   $1,865.0
------------------------------------------------==============================
Operating income (loss): (Note 1)
  Floor coverings                               $  145.0   $  189.6   $  156.6
  Building products                                 92.2       86.8       18.8
  Industry products                                  9.3       41.2       27.2
  Ceramic tile (Note 2)                           (168.4)       0.8      (44.3)
  Unallocated corporate expense                    (34.0)     (23.8)     (59.8)
------------------------------------------------------------------------------
Total operating income                          $   44.1   $  294.6   $   98.5
------------------------------------------------==============================
Depreciation and amortization:
  Floor coverings                               $   47.9   $   49.2   $   48.2
  Building products                                 36.8       34.5       34.1
  Industry products                                 19.3       17.6       14.6
  Corporate                                          5.6        5.6        5.2
------------------------------------------------------------------------------
Total depreciation
 and amortization                               $  109.6   $  106.9   $  102.1
------------------------------------------------==============================
Capital additions: (Note 3)
  Floor coverings                               $   77.3   $   56.7   $   39.7
  Building products                                 49.2       31.5       24.2
  Industry products                                 45.0       22.6       22.1
  Corporate                                          6.3        3.0        1.8
------------------------------------------------------------------------------
Total capital additions                         $  177.8   $  113.8   $   87.8
------------------------------------------------==============================
Identifiable assets:
  Floor coverings                               $  583.2   $  575.7   $  541.2
  Building products                                513.5      478.1      483.0
  Industry products                                301.8      234.8      207.9
  Ceramic tile                                     135.8      270.5      251.9
  Discontinued business                               --      182.1      175.4
  Corporate                                        615.5      398.2      185.4
------------------------------------------------------------------------------
Total assets                                    $2,149.8   $2,139.4   $1,844.8
------------------------------------------------==============================


Note 1:
------------------------------------------------------------------------------
Restructuring charges in
operating income (millions)                         1995       1994       1993
------------------------------------------------------------------------------
  Floor coverings                               $   25.0         --   $    8.4
  Building products                                  6.3         --       13.7
  Industry products                                 31.4         --       12.9
  Ceramic tile                                        --         --       19.3
------------------------------------------------------------------------------
  Unallocated corporate expense                      9.1         --       35.0
------------------------------------------------------------------------------
Total restructuring charges
 in operating income                            $   71.8         --   $   89.3
------------------------------------------------==============================

Note 2: 1995 operating income includes a $177.2 million loss due to the ceramic tile business combination.

Note 3: 1995 capital additions for industry segments include property, plant and equipment from acquisitions of $15.6 million.

DISCONTINUED OPERATIONS

On December 29, 1995, the company sold the stock of its furniture subsidiary, Thomasville Furniture Industries, Inc., to INTERCO Incorporated for $331.2 million. INTERCO assumed $8.0 million of Thomasville interest-bearing debt. The company recorded a gain of $83.9 million after tax on the sale. Certain liabilities related to terminated benefit plans of approximately $11.3 million were retained by the company. Thomasville and its subsidiaries recorded sales of approximately $550.2 million in 1995, $526.8 million in 1994 and $449.7 million in 1993.

Operating statement categories, except where otherwise indicated, have been restated to exclude the effects of this discontinued business.

EQUITY EARNINGS FROM AFFILIATES

On December 29, 1995, the company entered into a business combination with Dal-Tile International Inc. The transaction was accounted for at fair value and involved the exchange of $27.6 million and the stock of the ceramic tile operations, consisting primarily of American Olean Tile Company, a wholly-owned subsidiary, for ownership of 37% of the shares of Dal-Tile. The company's investment in Dal-Tile exceeds the underlying equity in net assets by $123.9 million which will be amortized over a period of 30 years. The after-tax loss on the transaction was $116.8 million.

Results from ceramic tile operations, which were previously reported on a consolidated basis, were restated and included in "Equity Earnings from Affiliates." Going forward, Armstrong's 37% ownership of the combined Dal-Tile will be accounted for under the equity method. The summarized financial information for ceramic tile operations is presented below.

------------------------------------------------------------------------------
(millions)                                                1995    1994    1993
------------------------------------------------------------------------------
Net sales                                               $240.0  $220.2  $210.7
Operating income (loss)/1/                                 8.8      .8   (44.3)
Assets/2/                                                269.8   290.1   276.3
Liabilities/2/                                            17.3    19.6    24.4
------------------------------------------------------------------------------

Note 1: Excludes 1995 loss of $177.2 million due to ceramic tile business combination.

Note 2: 1995 balances were as of December 29, 1995, immediately prior to the ceramic tile business combination.

Also included in equity earnings from affiliates are earnings from the 50% interest in the WAVE joint venture with Worthington Industries. Previously these earnings had been included in selling, general and administrative expenses.

Narrative Description of Business

The Company manufactures and sells interior furnishings, including floor coverings and building products, and makes and markets a variety of specialty products for the building, automotive, textile, and other industries. The Company's activities extend worldwide.

Floor Coverings

The Company is a prominent manufacturer of floor coverings for the interiors of homes and commercial and institutional buildings, with a broad range of resilient flooring together with adhesives, installation and maintenance materials and accessories. Resilient flooring, in both sheet and tile form, is made in a wide variety of types, designs, and colors. Included are types of flooring that offer such features as ease of installation, reduced maintenance (no-wax), and cushioning for greater underfoot comfort. Floor covering products are sold to the commercial and residential market segments through wholesalers, retailers, and contractors, and to the hotel/motel and manufactured homes industries.

Building Products

A major producer of ceiling materials in the United States and abroad, the Company markets both residential and architectural ceiling systems. Ceiling materials for the home are offered in a variety of types and designs; most provide noise reduction and incorporate Company-designed features intended to permit ease of installation. These residential ceiling products are sold through wholesalers and retailers. Architectural ceiling systems, designed for use in shopping centers, offices, schools, hospitals, and other commercial and institutional structures, are available in numerous colors, performance characteristics and designs and offer characteristics such as acoustical control, rated fire protection, and aesthetic appeal. Architectural ceiling materials and accessories, along with acoustical wall panels, are sold by the Company to ceiling systems contractors and to resale distributors. Grid products are manufactured and sold through a joint venture with Worthington Industries.

Industry Products

The Company, including a number of its subsidiaries, makes and sells a variety of specialty products for the building, automotive, textile and other industries. These products include flexible pipe insulation sold for use in construction and in original equipment manufacture; gasket materials for new equipment and replacement use in the automotive, farm equipment, appliance, and other industries; textile mill supplies including cots and aprons sold to equipment manufacturers and textile mills and adhesives. Industry products are sold, depending on type and ultimate use, to original equipment manufacturers, contractors, wholesalers, fabricators and end users. In 1995, the Company announced its intention to discuss with potential buyers the possible sale of its textile products operation.

Ceramic Tile

Ceramic tile for floors, walls and countertops, together with adhesives, installation and maintenance materials and accessories are sold through home centers and sales and service centers operated by Dal-Tile following a business combination of the Company's ceramic tile operations with Dal-Tile in late 1995.

                      ___________________________________

The principal raw materials used in the manufacture of the Company's products are synthetic resins, plasticizers, latex, mineral fibers and fillers, clays, starches, perlite, and pigments and inks. In addition, the Company uses a wide variety of other raw materials. Most raw materials are purchased from sources outside of the Company. The Company also purchases significant amounts of packaging materials for the containment and shipment of its various products. During 1995, despite raw material cost increases, especially for plasticizers, resins, and paper, adequate supplies of raw materials were available to all of the Company's industry segments.

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

The Company invested $162.2 million in 1995, $113.8 million in 1994, and $87.8 million in 1993 for additions to its property, plant and equipment.

Research and development activities are important and necessary in assisting the Company to carry on and improve its business. Principal research and development functions include the development of new products and processes and the improvement of existing products and processes.

The Company spent $56.2 million in 1995, $51.4 million in 1994, and $56.1 million in 1993 on research and development activities worldwide for the continuing businesses.

ENVIRONMENTAL MATTERS

In 1995, the company incurred capital expenditures of approximately $1.9 million for environmental compliance and control facilities and anticipates comparable annual expenditures for those purposes for the years 1996 and 1997. The company does not anticipate that it will incur significant capital expenditures in order to meet the new requirements of the Clean Air Act of 1990 and the final implementing regulations promulgated by various state agencies.

As with many industrial companies, Armstrong is involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"), and similar state laws at approximately 16 sites. In most cases, Armstrong is one of many potentially responsible parties ("PRPs") who have voluntarily agreed to jointly fund the required investigation and remediation of each site. With regard to some sites, however, Armstrong disputes the liability, the proposed remedy or the proposed cost allocation. Armstrong is alleged to have contributed a significant volume of waste material at a former municipal landfill site in Volney, New York. There, Armstrong, along with the county and other PRPs at the site, have voluntarily performed a supplemental study to evaluate the USEPA's proposed remedy at the site. Discussions with the USEPA are continuing regarding the appropriate remedy to be implemented. A former county landfill site in Buckingham County, Virginia, is also alleged to have received material from a former subsidiary, Thomasville Furniture Industries, Inc. ("Thomasville"). In September 1995, the USEPA ordered Thomasville to implement the remedy identified in the September 1994, Record of Decision ("ROD"), the cost of which has been estimated by Thomasville to be approximately $2.2 million. Pursuant to the terms of the company's December 29, 1995, sale of Thomasville to INTERCO Incorporated, Armstrong has provided to the USEPA a guarantee of the performance by Thomasville of the required remedial work and has also entered into a cost-sharing agreement with INTERCO for future costs relating to the site. Armstrong may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies. The company is also remediating environmental contamination resulting from past industrial activity at certain of its current plant sites.

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

Reserves at December 31, 1995, were for potential environmental liabilities that the company considers probable and for which a reasonable estimate of the potential liability could be made. Where existing data is sufficient to estimate the amount of the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As a result, the company has accrued, before agreed-to insurance coverage, $8.0 million to reflect its estimated undiscounted liability for environmental remediation. As assessments and remediation activities progress at each individual site, these liabilities are reviewed to reflect additional information as it becomes available.

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

As of December 31, 1995, the Company had approximately 10,820 active employees, of whom approximately 3,615 are located outside the United States. Year-end employment in 1995 was below the level at the end of 1994 primarily as the result of the sale of the furniture business, the ceramic tile business combination and various restructuring activities. About 65% of the Company's approximately 4,380 hourly or salaried production and maintenance employees in the United States are represented by labor unions.

GEOGRAPHIC AREAS

-----------------------------------------------------------------------------
Geographic areas
at December 31 (millions)                          1995       1994       1993
-----------------------------------------------------------------------------
Net trade sales:
  United States                                $1,346.3   $1,343.7   $1,250.3
  Europe                                          558.7      483.4      456.6
  Other foreign                                   179.9      178.6      158.1
-----------------------------------------------------------------------------
Interarea transfers:
  United States                                   101.1       94.7       75.8
  Europe                                           13.8        8.7        6.0
  Other foreign                                    32.1       26.1       21.9
  Eliminations                                   (147.0)    (129.5)    (103.7)
-----------------------------------------------------------------------------
Total net sales                                $2,084.9   $2,005.7   $1,865.0
-----------------------------------------------==============================
Operating income:
  United States                                $    7.7   $  235.5   $  116.6
  (See Note 2 on page 3)
  Europe                                           62.6       75.3       31.7
  Other foreign                                     7.8        7.6       10.0
  Unallocated corporate expense                   (34.0)     (23.8)     (59.8)
-----------------------------------------------------------------------------
Total operating income                         $   44.1   $  294.6   $   98.5
-----------------------------------------------==============================
Identifiable assets:
  United States                                $1,044.5   $1,110.5   $1,074.1
  Europe                                          406.7      376.5      347.0
  Other foreign                                    83.4       72.6       63.2
  Discontinued business                              --      182.1      175.4
  Corporate                                       615.5      398.2      185.4
  Eliminations                                     (0.3)      (0.5)      (0.3)
-----------------------------------------------------------------------------
Total assets                                   $2,149.8   $2,139.4   $1,844.8
-----------------------------------------------==============================

United States net trade sales include export sales to non-affiliated customers of $30.8 million in 1995, $24.9 million in 1994 and $19.8 million in 1993.

"Europe" includes operations located primarily in England, France, Germany, Italy, the Netherlands, Poland, Spain and Switzerland. Operations in Australia, Canada, The People's Republic of China, Hong Kong, Indonesia, Japan, Korea, Singapore and Thailand are in "Other foreign."

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


Item 2.  Properties
-------------------

The Company produces and markets its products and services throughout the world, operating 48 manufacturing plants in 12 countries; 25 of these plants are located throughout the United States. Additionally, affiliates operate eight plants in three countries.

Floor covering products and adhesives are produced at 18 plants with principal manufacturing facilities located in Lancaster, Pennsylvania, and Stillwater, Oklahoma. Building products are produced at 14 plants with principal facilities in Macon, Georgia, the Florida-Alabama Gulf Coast area and Marietta, Pennsylvania. Insulating materials, textile mill supplies, fiber gasket materials and specialty papers and other products for industry are manufactured at 16 plants with principal manufacturing facilities at Munster, Germany, and Fulton, New York.

Numerous sales offices are leased worldwide, and leased facilities are utilized to supplement the Company's owned warehousing facilities.

Productive capacity and extent of utilization of the Company's facilities are difficult to quantify with certainty because in any one facility maximum capacity and utilization varies periodically depending upon the product that is being manufactured and individual facilities manufacture more than one type of product. In this context, the Company estimates that the production facilities in each of its industry segments were effectively utilized during 1995 at 80% to 90% of overall productive capacity in meeting market conditions. Remaining productive capacity is sufficient to meet expected customer demands.

The Company believes its various facilities are adequate and suitable. Additional incremental investments in plant facilities are being made as appropriate to balance capacity with anticipated demand, improve quality and service, and reduce costs.

Item 3.  Legal Proceedings
--------------------------

OVERVIEW OF ASBESTOS-RELATED LEGAL PROCEEDINGS - The full report on the Asbestos-Related Litigation immediately follows this summary.

The Company is involved, as of December 31, 1995, in approximately 59,000 pending personal injury asbestos claims and lawsuits, and 32 pending claims and lawsuits involving asbestos-containing products in buildings. The Company's insurance carriers provide coverage for both types of claims. The personal injury claims (but not property damage claims) are handled by the Center for Claims Resolution (the "Center"). Personal injury claims in the federal courts have been transferred by the Judicial Panel for Multidistrict Litigation to the Eastern District of Pennsylvania for pretrial purposes. State court cases have not been directly affected by the transfer. A settlement class action that includes essentially all future personal injury claims against Center members was filed on January 15, 1993, in the Eastern District of Pennsylvania. The court has tentatively approved the settlement, although it will not become final until certain issues, including insurance coverage for class members' claims, are resolved, and appeals are exhausted, which could take several years.

An Agreement Concerning Asbestos-Related Claims (the "Wellington Agreement") provides for settlement of insurance coverage for personal injury claims with certain primary carriers and excess carriers. Settlement agreements that complement the Wellington Agreement have been signed with one primary carrier and certain excess carriers. Litigation that was undertaken by the Company in California for insurance coverage for asbestos-related personal injury and property damage lawsuits and claims is now on appeal from favorable final decisions of the trial court and the California Court of Appeal. The case has been returned to the Court of Appeal by the California Supreme Court for additional review in light of a recent favorable Supreme Court decision in another case. This litigation did not encompass coverage for non-products claims that is included in the Company's primary policies and certain excess policies. This additional coverage is substantial and negotiations are underway with several primary carriers. If non-products coverage issues are not resolved through negotiation, the Company can pursue alternative dispute resolution proceedings against the primary and certain excess carriers pursuant to the Wellington Agreement.

The Company believes that an estimated $166 million in liability and defense costs recorded on its balance sheet will be incurred to resolve approximately 59,000 asbestos-related personal injury claims against the Company as of December 31, 1995. An insurance asset in the amount of $166 million recorded on the balance sheet reflects the Company's belief in the availability of insurance in this amount to cover the liability for these pending claims. The Company also projects the maximum cost in the settlement class action as a reasonably possible additional liability of $245 million for a ten-year period; a portion of such additional projected liability may not be covered by the Company's ultimately applicable insurance recovery. Although subject to uncertainties and limitations, the Company also believes it is probable that substantially all of the expenses and liability payments associated with the asbestos-related property damage claims will be covered by insurance.

Even though uncertainties still remain as to the potential number of unasserted claims, liability resulting therefrom, and the ultimate scope of its insurance coverage, after consideration of the factors involved, including the Wellington Agreement, the settlements with other insurance carriers, the results of the trial phase and the intermediate appellate stage of the California insurance coverage litigation, the remaining reserve, the establishment of the Center, the proposed settlement class action, and its experience, the Company believes the asbestos-related lawsuits and claims against the Company would not be material either to the financial condition of the Company or to its liquidity, although the net effect of any future liabilities recorded in excess of insurance assets could be material to earnings in a future period.

The full report on the asbestos-related litigation is set forth below:

Asbestos-Related Litigation

The Company is one of many defendants in pending lawsuits and claims involving, as of December 31, 1995, approximately 59,000 individuals alleging personal injury from exposure to asbestos. Included in the above number are approximately 12,800 lawsuits and claims from the approximately 87,000 individuals who have opted out of the settlement class action referred to below. About 14,300 claims from purported settlement class members were received as of December 31, 1995. Of those claims, many do not qualify at this time for payment. (In late 1993, the Company revised its claims handling procedures to provide for individual claim information to be supplied by the Center for Claims Resolution (the "Center"), referred to below. It is expected that this process will provide more current tracking of outstanding claims. The reconciliation between the two systems continues. Claim numbers in this note have been received from the Center and its consultants.)

Nearly all the personal injury suits and claims, except those claims covered by the settlement class action, seek general and punitive damages arising from alleged exposures, during various times, from World War II onward, to asbestos-containing insulation products used, manufactured or sold by the companies involved in the asbestos-related litigation. These claims against the Company generally involve allegations of negligence, strict liability, breach of warranty and conspiracy. The Company discontinued the sale of all asbestos-containing insulation products in 1969. The claims generally allege that injury may be determined many years (up to 40 years) after alleged exposure to asbestos or asbestos-containing products. Nearly all suits name many defendants (including both members of the Center and other companies), and over 100 different companies are reportedly involved. The Company believes that many current plaintiffs are unimpaired. A few state and federal judges have consolidated numbers of asbestos-related personal injury cases for trial, which the Company has generally opposed as unfair. A large number of suits and claims have either been put on inactive lists, settled, dismissed or otherwise resolved, and the Company is generally involved in all stages of claims resolution and litigation, including trials, and appeals. While the number of pending cases reflects a decrease during the past year, neither the rate of future dispositions nor the number of future potential unasserted claims can be reasonably predicted at this time.

Attention has been given by various parties to securing a comprehensive resolution of pending as well as potential future asbestos-related personal injury claims. The Judicial Panel for Multidistrict Litigation ordered the transfer of all pending federal cases to a single court, the Eastern District of Pennsylvania in Philadelphia, for pretrial purposes. The Company has supported such action. Some of these cases are periodically released for trial, although the issue of punitive damages is retained by the Eastern District Court. State court cases have not been directly affected by the transfer. The Court in the Eastern District has been instrumental in having the parties resolve large numbers of cases in various jurisdictions and has been receptive to different approaches to the resolution of asbestos-related personal injury claims.

Settlement Class Action

A settlement class action that includes essentially all future asbestos-related personal injury claims against members of the Center was filed in the Eastern District of Pennsylvania, on January 15, 1993. The settlement class action is designed to establish a non-litigation system for the resolution of essentially all future asbestos-related personal injury claims against the Center members including the Company. Other companies that are not Center members may be able to join the class action later. The class action proposes a voluntary settlement that offers a method for prompt compensation to claimants who were occupationally exposed to asbestos if they meet certain exposure and medical criteria. Compensation amounts are derived from historical settlement data. Under limited circumstances and in limited numbers, qualifying claimants may choose to arbitrate or litigate certain claims after their claims are processed within the system. No punitive damages will be paid under the proposed settlement. The settlement is designed to minimize transactional costs, including attorneys fees, and to relieve the courts of the burden of handling future claims. Each member of the Center has an obligation for its own fixed share in this proposed settlement. The District Court has ruled that claimants who neither filed a lawsuit against the members of the Center nor filed an exclusion request form are subject to the class action. The class action does not include claims deemed otherwise not covered by the class action settlement, or claims for property damage. Annual case flow caps and compensation ranges for each compensable medical category, including amounts paid even more promptly under the simplified payment procedures, have been established for an initial period of ten years. Case flow caps may be increased if they were substantially exceeded during the previous five-year period. The case flow figures and annual compensation levels are subject to renegotiation after the initial ten-year period. On August 16, 1994, the Court tentatively approved the settlement, and notification has been provided to class members. Approximately 87,000 individuals have opted out. The opt outs are not claims as such but rather are reservations of rights to possibly bring claims in the future. The settlement will become final only after certain issues, including issues related to insurance coverage, are resolved and appeals are exhausted. This process could take several years. The Center members have stated their intention to resolve over a five-year period the personal injury claims that were pending when the settlement class action was filed. A significant number of claims have been finally or tentatively settled or are currently the subject of negotiations.

The Company is seeking agreement from its insurance carriers or a binding judgment against them that the class action will not jeopardize existing insurance coverage; the class action is contingent upon such an agreement or judgment. With respect to carriers that do not agree, this matter will be resolved either by alternative dispute resolution, in the case of carriers that subscribed to the Wellington Agreement, or else by litigation.

The Company believes that the future claimants settlement class action will receive final approval. However, the potential exists that an appellate court will reject or modify the settlement class action or that the above-referenced companion insurance action will not be successful.

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

Various insurance carriers provide products and nonproducts coverage for the Company's asbestos-related personal injury claims and product coverage for property damage claims. Certain policies providing products coverage for personal injury claims have been exhausted. A list of the insurance carriers that currently provide coverage or whose policies have made available or provide personal injury, nonproducts or property damage coverages is as follows:
Reliance Insurance Company; Aetna Casualty and Surety Company; Liberty Mutual Insurance Companies; Travelers Insurance Company; Fireman's Fund Insurance Company; Insurance Company of North America; Lloyds of London; various London market companies; Fidelity and Casualty Insurance Company; First State Insurance Company; U.S. Fire Insurance Company; Home Insurance Company; Great American Insurance Company; American Home Assurance Company and National Union Fire Insurance Company (known as the AIG Companies); Central National Insurance Company; Interstate Insurance Company; Puritan Insurance Company; and Commercial Union Insurance Company. Midland Insurance Company, an excess carrier, that insured the Company for $25 million of bodily injury products coverage, is insolvent; the Company is pursuing claims with the state guaranty associations. The gap in coverage created by the Midland Insurance Company insolvency will be covered by other insurance. Certain companies in the London block of coverage and certain carriers providing coverage at the excess level for property damage claims only have also become insolvent. In addition, certain insurance carriers that were not in the Company's California insurance litigation also provide insurance for asbestos-related property damage claims.

The Company along with 52 other companies (defendants in the asbestos-related litigation and certain of their insurers) signed the 1985 Agreement Concerning Asbestos-Related Claims (the "Wellington Agreement"). This Agreement provided for a final settlement of nearly all disputes concerning insurance for asbestos-related personal injury claims between the Company and three of its primary insurers and seven of its excess insurers which subscribed to the Wellington Agreement. The one primary insurer that did not sign the Wellington Agreement had earlier entered into the Interim Agreement with the Company and had paid into the Wellington Asbestos Claims Facility (the "Facility"). The Wellington Agreement provides for those insurers to indemnify the Company up to the policy limits for claims that trigger policies in the insurance coverage period, and nearly all claims against the Company fall within the coverage period; both defense and indemnity are paid under the policies and there are no deductibles under the applicable Company policies. The Wellington Agreement addresses both products and non-products insurance coverage. One of the Company's larger excess insurance carriers entered into a settlement agreement in 1986 with the Company under which payments also were made through the Facility and are now being paid through the Center. Coverage for asbestos-related property damage claims was not included in the settlement, and the agreement provides that either party may reinstitute a lawsuit in the event the coverage issues for property damage claims are not amicably resolved.

The Wellington Agreement also provided for the establishment of the Facility to evaluate, settle, pay and defend all personal injury claims against member companies. The insurance coverage designated by the Company for coverage in the Facility consisted of all relevant insurance policies issued to the Company from 1942 through 1976. Liability payments and allocated expenses were allocated by formula to each member, including the Company. The Facility, now dissolved, was negatively impacted by concerns of certain members about their share of liability payments and allocated expenses and by certain insurer concerns about defense costs and Facility operating expenses.

Center for Claims Resolution

A new asbestos-related personal injury claims handling organization known as the Center for Claims Resolution was created in October 1988 by Armstrong and 20 other companies, all of which were former members of the Facility. Insurance carriers did not become members of the Center, although a number of carriers signed an agreement to provide approximately 70% of the financial support for the Center's operational costs during its first year of operation; they also are represented ex officio on the Center's governing board. The Center adopted many of the conceptual features of the Facility, and the members' insurers generally provide coverage under the Wellington Agreement terms. The Center has operated under a revised formula for shares of liability payments and defense costs and has defended the members' interests and addressed the claims in a manner consistent with the prompt, fair resolution of meritorious claims. In late 1991, the Center sharing formula was revised to provide that members will pay only on claims in which the member is a named defendant. This change caused a slight increase in the Company's share and subsequent share adjustments also resulted in an increased liability share for the Company in certain areas. In the settlement class action, each member will pay its own fixed share of every claim.

A large share member earlier withdrew from the Center, and the allocated shares of liability payments and defense costs of the Center were recalculated, resulting in the remaining members' shares being increased. Under the class action settlement resolution, if a member withdraws, the shares of remaining members will not be increased. The Center members have reached an agreement annually with the insurers relating to the continuing operation of the Center and expect that the insurers will provide funding for the Center's operating expenses for its eighth year of operation. The Center will continue to process pending claims as well as future claims in the settlement class action.

An increase in the utilization of the Company's insurance also has occurred as a result of the class action settlement and the commitment at the time to attempt to resolve pending claims within five years. Aside from the class action settlement, no forecast can be made for future years regarding either the rate of claims, the rate of pending and future claims resolution by the Center, or the rate of utilization of Company insurance. If the settlement class action is finalized and all appeals are exhausted, projections of the rate of disposition of future cases may be made.

Property Damage Litigation

The Company is also one of many defendants in a total of 32 pending lawsuits and claims, including one class action, as of December 31, 1995, brought by public and private building owners. These lawsuits and claims include allegations of damage to buildings caused by asbestos-containing products and generally claim compensatory and punitive damages and equitable relief, including reimbursement of expenditures, for removal and replacement of such products. They appear to be aimed at friable (easily crumbled) asbestos-containing products, although allegations in some suits encompass all asbestos-containing products, including allegations with respect to previously installed asbestos-containing resilient flooring. Among the lawsuits that have been resolved are four class actions that had been certified, each involving a distinct class of building owner: public and private schools; Michigan state public and private schools; colleges and universities, and private property owners who leased facilities to the federal government. In three of these class actions, the courts have given final approval and dismissed the actions with prejudice. In the college and universities class action, a settlement has been reached with the class representative and is subject to a fairness hearing. The Company vigorously denies the validity of the allegations against it contained in these suits and claims. Increasing defense costs, paid by the Company's insurance carriers either under reservation or settlement arrangement, will be incurred. As a consequence of the California insurance litigation discussed elsewhere in this note, the Company believes that it is probable that costs of the property damage litigation that are being paid by the Company's insurance carriers under reservation of rights will not be subject to recoupment. These suits and claims were not handled by the former Facility nor are they being handled by the Center.

Certain co-defendant companies in the asbestos-related litigation have filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. As a consequence, litigation against them (with several exceptions) has been stayed or restricted. Due to the uncertainties involved, the long-term effect of these proceedings on the litigation cannot be predicted.

California Insurance Coverage Lawsuit

The California trial court issued final decisions in various phases in the insurance lawsuit including a decision that the trigger of coverage for personal injury claims was continuous from exposure through death or filing of a claim. The court also found that a triggered insurance policy should respond with full indemnification up to exhaustion of the policy limits. The court concluded that any defense obligation ceases upon exhaustion of policy limits. Although not as comprehensive, another important decision in the trial established a favorable defense and indemnity coverage result for asbestos-related property damage claims; the final decision holds that, in the event the Company is held liable for an underlying property damage claim, the Company would have coverage under policies in effect during the period of installation and during any subsequent period in which a release of fibers occurred. The California Court of Appeal has substantially upheld the trial court. The insurance carriers petitioned the California Supreme Court to hear the various asbestos-related personal injury and property damage coverage issues. The California Supreme Court accepted review pending its review of related issues in another case. It ruled in favor of the insured company in that case, and then referred the Company's case back to the Court of Appeal for further review in light of that decision. Based upon the trial court's favorable final decisions, the favorable decision by the California Court of Appeal, and a review of the coverage issues by its trial counsel, the Company believes that it has a substantial legal basis for sustaining its right to defense and indemnification. After concluding the last phase of the trial against one of its primary carriers, which is also an excess carrier, the Company and the carrier reached a settlement agreement on March 31, 1989. Under the terms of the settlement agreement, coverage is provided for asbestos-related bodily injury and property damage claims generally consistent with the interim rulings of the California trial court and complementary to the Wellington Agreement. The parties also agreed that a certain minimum and maximum percentage of indemnity and allocated expenses incurred with respect to asbestos-related personal injury claims would be deemed allocable to non-products claims coverage and that the percentage amount would be negotiated between the Company and the insurance carrier. These negotiations continue.

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

Non-Products Insurance Coverage

Non-products insurance coverage is included in the Company's primary insurance policies and certain excess policies for non-products claims. The settlement agreement referenced above with one primary carrier included an amount for non-products claims. Non-products claims include claims that may have arisen out of exposure during installation of asbestos materials or before control of such materials has been relinquished. Negotiations have been undertaken with the Company's primary insurance carriers and are currently underway with several of them to categorize the percentage of previously resolved and yet to be resolved asbestos-related personal injury claims as non-products claims and to establish the entitlement to such coverage. The additional coverage potentially available to pay claims categorized as non-products is substantial, and at the primary level, includes defense costs in addition to limits. No agreement has been reached with the primary carriers on the amount of non-products coverage attributable to claims that have been disposed of or the type of claims that should be covered by non-products insurance. One primary carrier alleges that it is no longer bound by the Wellington Agreement, and one primary carrier seemingly takes the view that the Company verbally waived certain rights regarding non-products coverage against that carrier at the time the Wellington Agreement was signed. All the carriers presumably raise various reasons why they should not pay their coverage obligations. The Company is entitled to pursue alternative dispute resolution proceedings against the primary and certain excess carriers to resolve the non-products coverage issues.

ACandS, Inc., a former subsidiary of the Company, has coverage rights under some of the Company's insurance policies for certain insurance periods, and has accessed such coverage on the same basis as the Company. It was a subscriber to the Wellington Agreement, but is not a member of the Center. The Company and ACandS, Inc., have negotiated a settlement agreement which reserves for ACandS, Inc. a certain amount of insurance from the joint policies solely for its own use for asbestos-related claims.

Conclusions

Based upon the Company's experience with this litigation and the disputes with its insurance carriers, a reserve was recorded in June 1983 to cover estimated potential liability and settlement costs and legal and administrative costs not covered under the Interim Agreement, cost of litigation against the Company's insurance carriers, and other factors involved in the litigation that are referred to herein about which uncertainties exist. As a result of the Wellington Agreement, the reserve was earlier reduced for that portion associated with pending personal injury suits and claims. As a result of the March 31, 1989, settlement referenced above, the Company received $11.0 million, of which approximately $4.4 million was credited to income with nearly all of the balance being recorded as an increase to its reserve for potential liabilities and other costs and uncertainties associated with the asbestos-related litigation. Future costs of litigation against the Company's insurance carriers and other legal costs indirectly related to the litigation will be expensed outside the reserve.

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

Subject to the uncertainties and limitations referred to in this note and based upon its experience and other factors also referred to in this note, the Company believes that the estimated $166 million in liability and defense costs recorded on the balance sheet will be incurred to resolve an estimated 59,000 asbestos-related personal injury claims pending against the Company as of December 31, 1995. These claims include those that were filed for the period from January 1, 1994, to January 24, 1994, and which were previously treated as potentially included within the settlement class action, and those claims filed by claimants who have been identified as having filed exclusion request forms to opt out of the settlement class action. A ruling from the Court established January 24, 1994, as the date after which asbestos-related personal injury claims are subject to the settlement class action. In addition to the currently estimated pending claims and claims filed by those who have opted out of the settlement class action, claims otherwise determined not to be subject to the settlement class action will be resolved outside the settlement class action. The Company does not know how many such claims ultimately may be filed by claimants who have opted out of the class action or by claimants determined not to be subject to the settlement class action.

An insurance asset in the amount of $166 million recorded on the balance sheet reflects the Company's belief in the availability of insurance in this amount to cover the liability in like amount referred to above. Such insurance has either been agreed upon or is probable of recovery through negotiation, alternative dispute resolution or litigation. The Company also notes that, based on maximum mathematical projections covering a ten-year period from 1994 to 2004, its estimated cost in the settlement class action reflects a reasonably possible additional liability of $245 million. A portion of such additional liability may not be covered by the Company's ultimately applicable insurance recovery. However, the Company believes that any after-tax impact on the difference between the aggregate of the estimated liability for pending cases and the estimated cost for the ten-year maximum mathematical projection, and the probable insurance recovery, would not be material either to the financial condition of the Company or to its liquidity, although it could be material to earnings if it is determined in a future period to be appropriate to record a reserve for this difference. The period in which such a reserve may be recorded and the amount of any reserve that may be appropriate cannot be determined at this time. Subject to the uncertainties and limitations referred to elsewhere in this note and based upon its experience and other factors referred to above, the Company believes it is probable that substantially all of the expenses and any liability payments associated with the asbestos-related property damage claims will be paid under an existing interim agreement, by insurance coverage settlement agreements and through additional coverage reasonably anticipated from the outcome of the insurance litigation.

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


                        _______________________________

TINS Litigation

In 1984, suit was filed against the Company in the U. S. District Court for the District of New Jersey (the "Court") by The Industry Network System, Inc.
(TINS), a producer of video magazines in cassette form, and Elliot Fineman, a consultant (Fineman and The Industry Network System, Inc. v. Armstrong World
            ----------------------------------------------------------------
Industries, Inc., C.A. No. 84-3837 JWB).  At trial, TINS claimed, among other
--------------------------------------
things, that the Company had improperly interfered with a tentative contract which TINS had with an independent distributor of the Company's flooring products and further claimed that the Company used its alleged monopoly power in resilient floor coverings to obtain a monopoly in the video magazine market for floor covering retailers in violation of federal antitrust laws. The Company denied all allegations. On April 19, 1991, the jury rendered a verdict in the case, which as entered by the court in its order of judgment, awarded the plaintiffs the alternative, after all post-trial motions and appeals were completed, of either their total tort claim damages (including punitive damages), certain pre-judgment interest, and post-judgment interest or their trebled antitrust claim damages, post-judgment interest and attorneys fees. The higher amount awarded to the plaintiffs as a result of these actions totaled $224 million in tort claim damages and pre-judgment interest, including $200 million in punitive damages.

On June 20, 1991, the Court granted judgment for the Company notwithstanding the jury's verdict, thereby overturning the jury's award of damages and dismissing the plaintiffs' claims with prejudice. Furthermore, on June 25, 1991, the Court ruled that, in the event of a successful appeal restoring the jury's verdict in the case, the Company would be entitled to a new trial on the matter.

On October 28, 1992, the United States Court of Appeals for the Third Circuit issued an opinion in Fineman v. Armstrong World Industries, Inc. (No. 91-
                     -------------------------------------------

5613). The appeal was taken to the Court of Appeals from the two June 1991 orders of the United States District Court in the case. In its decision on the plaintiff's appeal of these rulings, the Court of Appeals sustained the
U. S. District Court's decision granting the Company a new trial, but overturned in certain respects the District Court's grant of judgment for the Company notwithstanding the jury's verdict.

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

On August 19, 1994, the jury returned a verdict in favor of the Company finding that the Company had not caused damages to TINS. The court subsequently entered judgment in the Company's favor based upon the verdict. TINS' motion for a new trial based upon alleged inaccurate jury instructions and alleged improper evidentiary rulings during the trial was denied and TINS filed an appeal with the U.S. Court of Appeals for the Third Circuit. On October 11, 1995, the case was argued before a panel of the U.S. Court of Appeals for the Third Circuit, and on October 20, 1995, the court issued a Judgment Order affirming the 1994 District Court verdict in favor of the Company. On November 2, 1995, TINS filed a Petition for Rehearing by the same panel which was denied on December 5, 1995. On January 24, 1996, TINS filed a motion seeking further appellate review by the Circuit Court; that motion has been denied.


                         _____________________________

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

Not applicable.

Executive Officers of the Registrant
-------------------------------------

The information appearing in Item 10 hereof under the caption "Executive Officers of the Registrant" is incorporated by reference herein.


                                    PART II
                                    -------


Item 5.  Market for the Registrant's Common Stock and Related Security Holder
-----------------------------------------------------------------------------
         Matters
         -------

The Company's Common Stock is traded on the New York Stock Exchange, Inc., the Philadelphia Stock Exchange, Inc., and the Pacific Stock Exchange, Inc. As of February 9, 1996, there were approximately 7,120 holders of record of the Company's Common Stock.

Quarterly financial information (millions except for per-share data)         First     Second      Third     Fourth   Total year
----------------------------------------------------------------------------------------------------------------------------------
1995*       Net sales                                                       $502.2     $536.0     $549.0     $497.7     $2,084.9
            Gross profit                                                     166.7      177.9      184.6      146.0        675.2
            Earnings (loss) from continuing businesses                        26.5       47.4       14.4      (74.7)        13.6
            Net earnings                                                      34.4       52.7       19.4       16.8        123.3
            Per share of common stock:**
                Primary:       Earnings (loss) from continuing businesses      0.61       1.17       0.29      (2.09)       (0.02)
                               Net earnings                                    0.82       1.31       0.42       0.35         2.90
                Fully diluted: Earnings (loss) from continuing businesses      0.57       1.05       0.28      (2.09)       (0.02)
                               Net earnings                                    0.75       1.18       0.40       0.34         2.67
            Dividends per share of common stock                                0.32       0.36       0.36       0.36         1.40
            Price range of common stock -- low                                38 3/8     43         50 1/4     52 7/8       38 3/8
            Price range of common stock -- high                               48 1/2     52         60 1/2     64 1/8       64 1/8
----------------------------------------------------------------------------------------------------------------------------------
1994*       Net sales                                                       $461.1     $508.6     $525.6     $510.4     $2,005.7
            Gross profit                                                     153.9      180.6      190.9      154.8        680.2
            Earnings from continuing businesses                               42.5       48.7       56.6       39.4        187.2
            Net earnings                                                      48.0       53.3       61.6       47.5        210.4
            Per share of common stock:**
            Primary:       Earnings from continuing businesses                 1.03       1.19       1.41       0.93         4.60
                           Net earnings                                        1.17       1.31       1.54       1.17         5.22
            Fully diluted: Earnings from continuing businesses                 0.93       1.07       1.25       0.85         4.10
                           Net earnings                                        1.06       1.18       1.37       1.04         4.64
            Dividends per share of common stock                                0.30       0.32       0.32       0.32         1.26
            Price range of common stock -- low                                49 3/8      43 3/8    43         36           36
            Price range of common stock -- high                               57 1/2      57 1/4    53 7/8     46 5/8       57 1/2
----------------------------------------------------------------------------------------------------------------------------------

* 1994 and the first, second and third quarters of 1995 have been restated for the results of the discontinued business and formation of the ceramic tile business combination.

**The sum of the quarterly earnings per-share data does not always equal the total year amounts due to changes in the average shares outstanding and, for fully diluted data, the exclusion of the antidilutive effect in certain quarters.

Item 6.  Selected Financial Data
---------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions except for per-share data)
              For year               1995      1994      1993      1992      1991      1990      1989      1988      1987      1986
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                         2,084.9   2,005.7   1,865.0   1,912.0   1,828.7   1,865.3   1,832.7   1,790.7   1,608.7   1,295.0
Cost of goods sold                1,409.7   1,325.5   1,286.5   1,378.4   1,316.6   1,315.5   1,273.3   1,253.7   1,112.0     889.2
Total selling, general and
 administrative expenses            397.1     388.1     347.8     296.9     341.1     340.6     303.8     309.0     288.8     240.3
Equity (earnings) loss
 from affiliates                    (15.0)     (2.5)     42.9     107.8      38.4       0.6       9.1       3.5        --        --
Restructuring charges                71.8        --      89.3     160.8      12.5       6.8       5.9        --        --        --
Loss from ceramic tile
 business formation/(gain)
 from sales of woodlands            177.2        --        --        --        --     (60.4)     (9.5)     (1.9)       --        --
Operating income (loss)              44.1     294.6      98.5     (31.9)    120.1     262.2     250.1     226.4     207.9     165.5
Interest expense                     34.0      28.3      38.0      41.6      45.8      37.5      40.5      25.8      11.5       5.4
Other expense (income), net           1.9       0.5      (6.1)     (7.2)     (8.5)     19.7      (5.7)    (13.1)     (4.3)     (3.1)

Earnings (loss) from
 continuing businesses
 before income taxes                  8.2     265.8      66.6     (66.3)     82.8     205.0     215.3     213.7     200.7     163.2
Income taxes                         (5.4)     78.6      17.6      (2.9)     32.7      69.5      74.6      79.4      82.2      70.0
Earnings (loss) from
 continuing businesses               13.6     187.2      49.0     (63.4)     50.1     135.5     140.7     134.3     118.5      93.2
  As a percentage of sales            0.7%      9.3%      2.6%     -3.3%      2.7%      7.3%      7.7%      7.5%      7.4%      7.2%

  As a percentage of average
   monthly assets (a)                  .9%     12.7%      3.4%     -4.1%      3.3%      9.4%     11.1%     11.2%     11.3%     10.8%

Earnings (loss) from
 continuing businesses
 applicable to common stock (b)      (0.7)    173.1      35.1     (77.2)     30.7     116.0     131.0     133.9     118.0      92.8
  Per common share -- primary       (0.02)     4.60      0.93     (2.07)     0.83      2.98      2.88      2.90      2.50      1.93
  Per common share --
   fully diluted (c)                (0.02)     4.10      0.92     (2.07)     0.83      2.74      2.76      2.90      2.50      1.93
Net earnings (loss)                 123.3     210.4      63.5    (227.7)     48.2     141.0     187.6     162.7     150.4     122.4
  As a percentage of sales            5.9%     10.5%      3.4%    -11.9%      2.6%      7.6%     10.2%      9.1%      9.3%      9.4%

Net earnings (loss)
 applicable to common
 stock (b)                          109.0     196.3      49.6    (241.5)     28.8     121.5     177.9     162.3     150.0     122.0
  As a percentage of average
   shareholders' equity              15.0%     31.3%      9.0%    -33.9%      3.3%     13.0%     17.9%     17.0%     17.6%     16.0%

  Per common share -- primary        2.90      5.22      1.32     (6.49)     0.77      3.12      3.92      3.51      3.18      2.54
  Per common share --
   fully diluted (c)                 2.67      4.64      1.26     (6.49)     0.77      2.86      3.72      3.51      3.18      2.54
Dividends declared per
 share of common stock               1.40      1.26      1.20      1.20      1.19     1.135     1.045     0.975     0.885    0.7325
Purchases of property,
 plant and equipment                162.2     113.8      87.8      98.6     116.9     160.2     200.9     163.2     156.7     119.1
Aggregate cost of acquisitions       20.7        --        --       4.2        --      16.1        --     355.8      71.5      53.1
Total depreciation and
 amortization                       109.6     106.9     102.1     106.4     103.9     100.3     102.0      94.8      83.6      67.6
Average number of
 employees -- continuing
 businesses                        11,365    11,612    12,413    13,448    13,714    14,017    14,056    14,224    14,036    12,953
Average number of common
 shares outstanding                  37.1      37.5      37.2      37.1      37.1      38.8      45.4      46.2      47.2      48.1
-----------------------------------------------------------------------------------------------------------------------------------
Year-end position
Working capital--
 continuing businesses              346.8     304.8     213.2     171.6     277.3     218.6     364.6     178.0     345.3     401.5
Net property, plant and equipment--
 continuing businesses              878.2     807.9     786.0     810.0     855.2     837.2     760.3     743.3     674.1     534.7
Total assets                      2,149.8   2,139.4   1,844.8   1,922.3   2,109.4   2,105.4   1,992.3   2,057.8   1,574.9   1,277.5
Long-term debt                      188.3     237.2     256.8     266.6     301.4     233.2     181.3     185.9      67.7      58.8
Total debt as a percentage
 of total capital (d)                38.5%     41.4%     52.2%     57.2%     46.9%     45.7%     36.1%     35.9%     22.8%     16.9%

Shareholders' equity                775.0     735.1     569.5     569.2     885.5     899.2     976.5   1,021.8     913.8     813.0
Book value per share of
 common stock                       19.83     18.97     14.71     14.87     23.55     24.07     23.04     21.86     19.53     16.85
Number of shareholders (e) (f)      7,084     7,473     7,963     8,611     8,896     9,110     9,322    10,355     9,418     9,621
Common shares outstanding            37.4      37.5      37.2      37.1      37.1      37.1      42.3      46.3      46.2      47.5
Market value per common share          62    38 1/2    53 1/4    31 7/8    29 1/4        25    37 1/4        35    32 1/4    29 7/8
===================================================================================================================================

Notes:
(a)  Assets exclude insurance for asbestos-related liabilities.
(b) After deducting preferred dividend requirements and adding the tax benefits for unallocated shares.
(c)  See italicized definition of fully diluted earnings per share on page 20.
(d) Total debt includes short-term debt, current installments of long-term debt, long-term debt and ESOP loan guarantee. Total capital includes total debt and total shareholders' equity.
(e) Includes one trustee who is the shareholder of record on behalf of approximately 4,200 to 4,700 employees for years 1988 through 1995.
(f) Includes, for 1987 and 1986, a trustee who was the shareholder of record on behalf of approximately 11,000 employees who obtained beneficial ownership through the
     Armstrong Stock Ownership Plan, which was terminated at the end of 1987.

Certain selected financial data above has been restated for the effects of the discontinued business and formation of the ceramic tile business combination.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

--------------------------------------------------------------------------------
1995 COMPARED WITH 1994
--------------------------------------------------------------------------------

FINANCIAL CONDITION

As shown on the Consolidated Statements of Cash Flows (see page 21), net cash provided by operating activities was sufficient to cover payment of dividends and the investment in plant, property and equipment. The remaining cash, combined with increases in short-term debt, cash proceeds from the exercised stock options and sale of assets, was used to cover the repurchase of shares of the company's common stock for the treasury, the increase in cash and cash equivalents, acquisitions, reduction of long-term debt and purchase of computer software. Acquisitions in 1995 included a gasket materials and specialty paper manufacturing facility in New York and a metal ceilings production plant in England.

In December, the company completed two major transactions. First, the company sold its interests in Thomasville Furniture Industries, Inc., a wholly-owned subsidiary, to INTERCO International Inc. The purchase price of $331.2 million included INTERCO's assumption of approximately $8 million of Thomasville debt. An after-tax gain of $83.9 million, or $1.96 per share on a fully diluted basis, was recorded on the sale.

Second, the company entered into a business combination with Dal-Tile International Inc. Armstrong exchanged $27.6 million and the stock of its ceramic tile operations, consisting primarily of American Olean Tile Company, a wholly-owned subsidiary, for 37% ownership of the combined company. The after-tax loss on the transaction was $116.8 million, or $2.73 per share on a fully diluted basis.

During the third quarter, the company sold the champagne cork business in Spain and announced its intention to discuss with potential buyers the possible sale of the textile products operation. The divestiture of the champagne cork business does not have a significant impact on financial results.

These actions show the company's commitment to focus its efforts in its core businesses and to divest businesses that do not earn in excess of their cost of capital. The company will use the net proceeds from these transactions to expand its core businesses internally (with capital expenditures to strengthen the businesses) and externally (with acquisitions to expand their size and scope), and to continue with its program of repurchasing shares of common stock.

In November 1994, the Board of Directors authorized the company to repurchase up to 2.5 million shares of its common stock, either in the open market or in negotiated transactions. During 1995, the company repurchased 782,110 shares with a cash outlay of $40.6 million. Since the inception of the program, the company has repurchased 1,052,110 shares with a total cash outlay of $51.1 million as of December 31, 1995.

Working capital was $346.8 million as of December 31, 1995, $42.0 million higher than the $304.8 million recorded at year-end 1994. The increase in working capital results primarily from the increase in cash resulting from the sale of Thomasville and the increase in inventory levels. Partially offsetting the working capital increase were higher levels of accrued expenses, primarily as a result of accruals for restructuring actions and higher current installments on long-term debt. The $30.9 million increase in inventories was the result of the building of finished stock for anticipated service level requirements. Included in these increases were approximately $8.0 million due to translation of foreign currency receivables and inventories to U.S. dollars at higher exchange rates.

The 1995 year-end ratio of current assets to current liabilities of 1.92 to 1 as of December 31, 1995, remained unchanged when compared with last year.

Long-term debt, excluding the company's guarantee of the ESOP loan, was reduced by $48.9 million in 1995. At December 31, 1995, long-term debt of $188.3 million represented 14.9% of total capital compared with 18.9% at the end of 1994. The 1995 and 1994 year-end ratio of total debt (including the company's guarantee of the ESOP loan) as a percent of total capital was 38.5% and 41.4%, respectively.

In February 1995, Armstrong arranged a $200 million, five-year revolving line of credit with 10 banks. The line of credit is for general corporate purposes, including use as a backstop for commercial paper notes. This replaced $245 million of short-term bilateral lines of credit with eight banks.

Should a need develop for additional financing, it is management's opinion that the company has sufficient financial strength to warrant the required support from lending institutions and capital markets.

The company is involved in significant asbestos-related litigation which is described more fully on pages 21 and which should be read in connection with this discussion and analysis. The company does not know how many claims will be filed against it in the future, nor the details thereof or of pending suits not fully reviewed, nor the expense and any liability that may ultimately result therefrom, nor does the company know whether the settlement class action will ultimately succeed, the number of individuals who will ultimately be deemed to have opted out or who could file claims outside the settlement class action, nor the annual claims caps to be negotiated after the initial 10-year period for the settlement class action or the compensation levels to be negotiated for such claims, nor the scope of its nonproducts coverage ultimately deemed available or the ultimate conclusion of the California insurance coverage litigation. Subject to the foregoing and based upon its experience and other factors also referred to above, the company believes that the estimated $166 million in liability and defense costs recorded on the 1995 balance sheet will be incurred to resolve an estimated 59,000 asbestos-related personal injury claims pending against the company as of December 31, 1995. These claims include those that were filed for the period from January 1, 1994, to January 24, 1994, and which were previously treated as potentially included within the settlement class action, and those claims filed by claimants who have been identified as having filed exclusion request forms to opt out of the settlement class action. A ruling from the Court established January 24, 1994, as the date after which any asbestos-related personal injury claims filed by non-opt-out claimants against the company or other members of the Center for Claims Resolution are subject to the settlement class action. In addition to the currently estimated pending claims and any claims filed by individuals deemed to have opted out of the settlement class action, any claims otherwise determined not to be subject to the settlement class action will be resolved outside the settlement class action. The company does not know how many such claims ultimately may be filed by claimants deemed to have opted out of the class action or by claimants otherwise determined not to be subject to the settlement class action.

An insurance asset in the amount of $166 million recorded on the 1995 balance sheet reflects the company's belief in the availability of insurance in this amount to cover the liability in like amount referred to above. Such insurance has either been agreed upon or is probable of recovery through negotiation, alternative dispute resolution or litigation. The company also notes that, based on maximum mathematical projections covering a 10-year period from 1994 to 2004, its estimated cost in the settlement class action reflects a reasonably possible additional liability of $245 million. A portion of such additional liability may not be covered by the company's ultimately applicable insurance recovery. However, the company believes that any after-tax impact on the difference between the aggregate of the estimated liability for pending cases and the estimated cost for the 10-year maximum mathematical projection, and the probable insurance recovery, would not be material either to the financial condition of the company or to its liquidity, although it could be material to earnings if it is determined in a future period to be appropriate to record a reserve for this difference. The period in which such a reserve may be recorded and the amount of any reserve that may be appropriate cannot be determined at this time. Subject to the uncertainties and limitations referred to above and based upon its experience and other factors, the company believes it is probable that substantially all of the expenses and any liability payments associated with the asbestos-related property damage claims will be paid under an existing interim agreement, by insurance coverage settlement agreements and through additional coverage reasonably anticipated from the outcome of the insurance litigation.

Even though uncertainties still remain as to the potential number of unasserted claims, liability resulting therefrom and the ultimate scope of its insurance coverage, after consideration of the factors involved, including the Wellington Agreement, the referenced settlements with other insurance carriers, the results of the trial phase and the intermediate appellate stage of the California insurance coverage litigation, the remaining reserve, the establishment of the Center, and the proposed settlement class action and its experience, the company believes the asbestos-related lawsuits and claims against the company would not be material either to the financial condition of the company or to its liquidity, although as stated above, the net effect of any future liabilities recorded in excess of insurance assets could be material to earnings in such future period.

Reference is made to the litigation involving The Industry Network System, Inc.
(TINS), discussed on page 21. In 1994, the jury returned a verdict finding that the company had not caused damages to TINS, and the court subsequently entered judgment in the company's favor. TINS' motion for a new trial was denied. TINS filed an appeal with the U.S. Court of Appeals for the Third Circuit which issued a judgment in favor of the company. TINS' Petition for Rehearing by the same panel was denied in December 1995. On January 24, 1996, TINS filed a motion seeking further appellate review by the Circuit Court.

Reference is also made to environmental matters as discussed on page 21. The company believes any sum it may have to pay in connection with environmental matters in excess of amounts accrued would not have a material adverse affect on its financial condition, liquidity or results of operations.

CONSOLIDATED RESULTS

Net sales of $2.08 billion on a continuing business basis were once again an all-time sales record for any year in the company's history. These results were 4% higher than the $2.01 billion recorded in 1994. The growth was largely due to increased sales in both the global, particularly European, non-residential and U.S. home center market segments. In keeping with one of the company's four key strategies, 1995 saw the introduction of new products. The resilient flooring business announced new floor products, primarily for the residential segment, at its convention in December. Building Products Operations introduced a new high style, high performance ceiling line, called Ultima, targeted to the nonresidential segment. New glazed wall and floor tile products were introduced by the ceramic tile operations.

Earnings from continuing businesses before income taxes were $8.2 million, a decrease from the $265.8 million in 1994. The earnings decline was attributable to restructuring charges of $71.8 million and the loss of $177.2 million related to the business combination of Armstrong's ceramic tile operations with Dal-Tile International Inc.

Net earnings for the year were $123.3 million, compared with $210.4 million in 1994. Net earnings per share of common stock for 1995 were $2.90 on a primary basis and $2.67 on a fully diluted basis. In 1994, net earnings per share of common stock were $5.22 on a primary basis and $4.64 on a fully diluted basis. 1995's net earnings included $25.8 million of after-tax earnings from the discontinued operations of Thomasville Furniture Industries, Inc., and $83.9 million of the after-tax gain from its sale. 1994's net earnings included $18.6 million in after-tax gains resulting from the resolution of tax audits, the sale of its majority interest in a subsidiary and the reduction of the company's estimated health care liability.

The company's level of performance in Economic Value Added (EVA) as measured by return on capital was 14% in 1995, exceeding the company's 12% cost of capital.

Cost of goods sold in 1995 was 67.6% of sales, slightly higher than the 66.1% recorded in 1994. This increase largely reflects start-up costs in the new insulation products facility in Mebane, North Carolina, and the impact of unfavorable sales mixes in residential flooring sales in North America. Included in the 1994 cost of goods sold was a one-time gain of $12.2 million reflecting a reduction in the company's estimated health care liability for employees on long-term disability.

Selling, general and administrative (SG&A) costs in 1995 were 2.3% higher than 1994. The increased costs resulted from the translation of foreign currency expenses to U.S. dollars at higher exchange rates. Excluding these adjustments, expenses would have decreased by 1%.

Results for 1995 included restructuring charges of $71.8 million before tax or $46.4 million after tax, or $1.09 per share on a fully diluted basis. In the first quarter of 1995, the company announced plans to close a plant in Braintree, Massachusetts. The before-tax restructuring charge of $15.6 million includes costs accrued for the elimination of about 223 salaried and hourly employee positions, for the obsolescence of equipment and for other costs to be incurred after operations cease. Cash outlays will be about one-third of the total charges with the majority of the cash outlay occurring in early 1996. The plant ceased operations on February 1, 1996.

In the third quarter, the company recorded a restructuring charge of $56.2 million before tax or $36.5 million after tax related to the company's ongoing efforts to streamline the organization and enable the businesses to be the best-cost suppliers in their markets. The restructuring charges primarily relate to severance and early retirement incentives for approximately 670 employees, half of whom are hourly and the other half are salaried. Nearly 40% of the $56.2 million charge was related to the North American resilient flooring business, while another 40% was related to the European Operations, primarily in its industry products and building products segments. The balance was related to corporate and other operating segments. The charges are estimated to be evenly split between cash payments throughout 1996 and noncash charges, primarily to cover retirement-related expenses. It is anticipated that ongoing cost reductions and productivity improvements should permit recovery of these charges in less than two years.

The company's interest expense increased due to higher debt levels during the year and charges related to deferred compensation plans.

Armstrong's effective tax rate for 1995, excluding the tax benefit on the loss related to the ceramic tile business combination, was 30.6% compared with a 29.6% rate in 1994.

GEOGRAPHIC AREA RESULTS

UNITED STATES

Sales increased slightly while operating income decreased when compared with 1994. Higher sales levels were generated through the national home center and mass merchandiser channels, but lower levels were returned by the professionally installed resilient flooring segment. Sales price increases occurred in most of the U.S. businesses; however, operating income was impacted by the loss on the ceramic tile business combination, restructuring charges, higher raw material prices and start-up costs of the North Carolina insulation products facility. 1994 operating income included a one-time gain through the reduction in the company's estimated health care liability for employees on long-term disability.

Export sales of Armstrong products to trade customers increased $5.9 million, or 23.7%, compared with 1994.

An organizational effectiveness study to review the company's staff support activities will be completed in first-quarter 1996 and implemented by late 1996.

EUROPE

During 1995, economic conditions continued to improve and helped Armstrong's end-use markets. For the year, sales increased 15.6%. All the company's European businesses recorded year-to-year sales increases with the building products segment being the most significant. Operating income decreased by nearly 17%, impacted by restructuring charges. Partially offsetting these charges was improved productivity -- much of it related to restructuring actions taken in 1993. The results in the European insulation products business continued to be adversely affected by competitive pricing. An organizational effectiveness study was completed in 1995 to align the staff with the global business units.

OTHER FOREIGN

Sales in 1995 increased slightly when compared with 1994, assisted by an increase in building products sales in China. Operating income also increased slightly, but reflected continued competitive pricing and higher expenses needed to expand to China and other Far East markets. The company continues to extend its investments in the Pacific area with the start of construction of a building products manufacturing facility in Shanghai, China, to take advantage of this area's market opportunity.

INDUSTRY SEGMENT RESULTS

FLOOR COVERINGS

The floor coverings segment sales decreased less than 1% from 1994. Higher home center and nonresidental sales volume was offset by lower sales in U.S. professionally installed residential sheet flooring. Operating income decreased 23.5% compared with 1994. Operating income included a restructuring charge of $25.0 million, 90% of which related to elimination of employee positions in North America. Operating income was favorably impacted by expense reductions and higher selling prices, introduced early in 1995, that partially offset higher, but downward trending, raw material prices. European sales growth and profitability remained strong in this segment, with both hitting record levels. Capital expenditures in this segment increased by $20.6 million and were directed toward modernization of equipment, manufacturing capacity and operating efficiencies.

Outlook

The company expects sales throughout the home center channels to remain strong despite the current overall weakness in the retail market segments. In this channel, The Home Depot, Lowes and Menard Inc. are important customers of our resilient floor products. Lower or stabilized raw material prices and operating efficiencies gained through restructuring activities should be positive factors on operating income. Floor Products Operations has introduced a new brand strategy targeted at three distinct market opportunities. The Armstrong and Solarian brands will be used for sheet and tile floors at the "good" and "better" price points while the new VIOS brand is an innovative line of upscale sheet flooring products in the "best" category. Also recently introduced is the Quest Program, offering independent flooring specialty retailers incentives to strengthen their relationship with Armstrong. The second part of this program is a unique display and merchandising system designed especially for that market. Early results from these programs have shown order rates beyond initial high expectations. In late 1995, the company announced that it was entering a strategic alliance with the F. Egger Company of Austria to manufacture and market laminate flooring products. Laminate flooring is made of decorative melamine laminate compressed with a wood-based product and kraft paper for balance. The European area has an aggressive sales plan for Eastern Europe and Russia while Western and Central Europe will be target opportunities for growth in sales of commercial sheet flooring. The W.W. Henry Company, a wholly-owned subsidiary, has also focused its efforts on customer service through the updating of its installation and adhesives products and packaging.

BUILDING PRODUCTS

The announcement in October that Building Products Operations was the first building materials manufacturer and marketer to win a Malcolm Baldrige National Quality Award demonstrates Building Products commitment to business excellence. All geographic areas in the building products segment contributed to the 8% sales increase with about one-third of the increase due to the translation of foreign currencies to a weaker U.S. dollar. The European and Pacific areas continued to show the strongest growth. Sales were assisted by the worldwide introduction of Ultima, a high performance, high style ceiling.

Operating income of $92.2 million included a restructuring charge of $6.3 million mainly related to administrative functions in the European operations. Sales growth, primarily in the worldwide commercial markets, higher selling prices and continuing cost reduction efforts were positive factors on operating income. WAVE, the grid system joint venture with Worthington Industries, has been highly successful in both North America and Europe and is delivering an excellent rate of return. Capital expenditures in this segment, which increased by $17.7 million, are directed at increasing capacity through productivity improvements.

Outlook

This segment continues to expect sales increases in the Pacific area and is investing in the area with the construction of a building products manufacturing facility in the People's Republic of China with plant completion scheduled in late 1996. The company expects that the introduction of additional RH90 ceiling products in early 1996 will continue to build the momentum in Europe and Asia. The company has entered the European metal ceilings business with the acquisition, in late 1995, of the metal ceiling production and marketing business from Cape PLC of England.

INDUSTRY PRODUCTS

The industry products segment's sales grew by almost 12%, but the weaker U.S. dollar accounted for two-thirds of the increase. Operating income, which decreased significantly, includes a $31.4 million restructuring charge related to the closing of the Braintree, Massachusetts, plant and elimination of employee positions in Europe. Operating income for insulation products, the largest business in this segment, was essentially flat year-on-year with gains on translations of foreign currencies to U.S. dollars offset by the restructuring charges. Also adversely affecting operating income was the need to meet competitive European pricing and the start-up costs of $6.1 million for the new Mebane, North Carolina, insulation products plant. In 1995, the Gasket and Specialty Paper Operations became the first U.S. producer of soft gasket material to obtain an ISO 9001 registration. Gasket and specialty paper products sales increased from 1994 because of the acquisition in March of a gasket and specialty paper manufacturing facility in Beaver Falls, New York. However, operating income was impacted by lower automotive and diesel market sales and higher raw material costs. Effective in 1996, this business will be a wholly-owned subsidiary company, Armstrong Industrial Specialties, Inc. In the third quarter, the company divested the champagne cork business in Spain. The textile products business is still generating a modest operating loss, but lower than the amount recorded in 1994.

Outlook

This business segment is using its technical advantage and attractive pricing to enhance its market position. In early 1996, the Mebane insulation products plant will begin operations. This plant provides a lower cost structure and logistical advancements over the Braintree facility. These improvements, along with the introduction of new products, are part of management's strategy for the expansion of this business's global markets. Sales in Europe, the largest geographic area in terms of sales, have been increasing during 1995 and the trend is expected to continue. Early in 1996, Armstrong Industrial Specialties, Inc., will distribute gasket materials through a new tiered system to service customers of all sizes. In the third quarter of 1995, the company announced its decision to discuss with potential buyers the possible sale of the textile products operation.

CERAMIC TILE

In December 1995, the company entered into a business combination with Dal-Tile International Inc. to strengthen its position in the worldwide market. The before-tax loss from this business combination was $177.2 million.

Excluding this loss, the ceramic tile segment's operating income improved significantly over 1994 aided by new product offerings including glazed floor and wall tile products targeted at opening price points.

Outlook

Armstrong retains a 37% interest in the new Dal-Tile International Inc. entity. The company expects this business combination to result in improved levels of customer service through the more efficient use of the manufacturing and distribution resources of both companies. The synergies of the combination should improve profitability in this segment. However, the amount and timing of these synergies are dependent on the integration of the two businesses.

--------------------------------------------------------------------------------
1994 COMPARED WITH 1993
--------------------------------------------------------------------------------

Results for 1994 and 1993 have been restated to reflect changes due to the discontinued business and ceramic tile business combination.

FINANCIAL CONDITION

As shown on the Consolidated Statement of Cash Flows (see page 21), net cash provided by operating activities in 1994 was $305.2 million, which was more than sufficient to cover working capital requirements; payment of dividends; the payment for restructuring activities and the investment in property, plant and equipment. The remaining cash, including proceeds from stock options exercised and the cash proceeds from the sale of assets and the company's majority investment in BEGA/US, Inc., was used to reduce debt by $95.3 million and to repurchase shares of the company's common stock for the treasury.

Working capital was $304.8 million as of December 31, 1994, $91.6 million higher than the $213.2 million at year-end 1993. The primary reasons for the increase in working capital were the $73.8 million repayment of short-term debt and the $24.3 million increase in accounts receivable resulting from higher sales levels. Modest increases in other assets including inventories and lower levels of income taxes payable also increased working capital by $21.2 million. Partially offsetting the increase were higher levels of accounts payable and accrued expenses totaling $27.7 million.

The company's 1994 year-end ratio of current assets to current liabilities was
1.92 to 1 compared with a ratio of 1.55 to 1 reported in 1993. The major reason for the ratio increase was the $73.8 million reduction of short-term debt.

Long-term debt, excluding the company's guarantee of the ESOP loan, was reduced by $19.6 million in 1994. At year-end 1994, long-term debt of $237.2 million represented 18.9% of total capital compared with 21.6% at the end of 1993. The 1994 and 1993 year-end ratio of total debt as a percent of total capital was 41.4% and 52.2%, respectively.

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

CONSOLIDATED RESULTS

Record net sales in 1994 of $2.01 billion were 8% higher than the 1993 sales of $1.87 billion. Armstrong's U.S. residential markets reflected continued strength in 1994, while European area economic conditions improved in 1994 causing a rebound in sales opportunity. On a worldwide basis, the commercial and institutional end-use market segments also improved, favorably affecting sales opportunity. Armstrong took advantage of this opportunity and increased sales in nearly every one of its businesses. The introduction of new products, primarily for the residential market segments, also helped to increase sales in 1994.

Record net earnings were $210.4 million compared with net earnings of $63.5 million in 1993. The 1993 earnings included restructuring charges of $53.6 million after tax. Net earnings per common share were $5.22 on a primary basis and $4.64 on a fully diluted basis compared with $1.32 and $1.26, respectively, for 1993.

Armstrong's measure of return on average monthly assets was 12.7% for 1994 compared with 3.4% for 1993. Average monthly assets exclude the insurance for asbestos-related liabilities. The return on common shareholders' equity in 1994 was 31.3% compared with 9.0% in 1993.

Cost of goods sold as a percent of sales was 66.1% for the year, the lowest level for more than a quarter of a century, which compares favorably to 1993's cost of goods sold of 69.0%. The continuing reduction in cost of goods sold reflects the positive influence of the prior two years' restructuring programs, productivity improvement in all our businesses, sales price increases in a number of our businesses, some product mix improvement and the introduction of new products, primarily in our residential businesses. During 1994, $12.2 million of the $14.6 million before-tax gain from a reduction in Armstrong's health care liability for employees on long-term disability also lowered the cost of goods sold. The reduction resulted from actions taken by the company to qualify these employees for primary coverage under Medicare.

Selling, general and administrative expenses represent 19.3% of sales, up from the 18.6% reported for 1993 with overall expenses increasing 4.8% when comparing 1994 with those of 1993. Higher costs for the use of consultants in improving the company's global competitiveness and for special incentive awards to motivate superior performance were partially offset by the previously mentioned gain from the reduction in the health care liability and a gain from the sale of Armstrong's majority interest in BEGA/US, Inc.

No restructuring charges were recorded in 1994. However, 1993 results included $89.3 million before tax of restructuring charges associated with Armstrong initiatives to enhance its global competitiveness. These costs were primarily associated with eliminating approximately 950 employee positions in the U.S. and Europe. More than half of the amounts accrued at the end of 1993 were used with much of the remaining accrual to be utilized in 1995.

Interest expense was significantly reduced in 1994 compared with 1993 and was the result of lower debt levels.

The effective tax rate for 1994 was 30.9% compared with 30.0% in 1993. The current year tax rate was helped by a gain from the reversal of previously accrued tax expense following resolution of the company's 1988, 1989 and 1990 tax audits, the positive effect of tax benefits related to taxes on foreign income and state income taxes through the realization of previously unrecognized deferred tax assets and lower withholding taxes on foreign dividends. In addition, the company utilized excess foreign tax credits during 1994. The 1993 tax rate reflected the company's higher use of foreign tax credits, reductions of deferred taxes resulting from some countries lowering their statutory tax rates and lower foreign tax rates, which more than offset the 1% increase in the U.S. statutory tax rate.

GEOGRAPHIC AREA RESULTS

UNITED STATES

Sales increased by more than 7% while operating income was more than doubled when compared with 1993. The primary end-use market segments -- residential, which reflected continued strength from the prior year, and commercial/ institutional which became stronger during 1994 -- had a positive effect on this area. Even though interest rates were raised six times during 1994, they had very little effect on 1994's results. During 1994, both single family housing starts and sales of existing single family homes rose close to 5%. Nonresidential new construction grew at a rate of over 8% in 1994. The long-term effect of higher interest rates may slow future sales growth in these market segments.

Higher sales occurred primarily in the floor coverings segment. As in past years, higher sales levels continued through the national home centers and mass merchandisers channel. New product introductions for the residential end-use markets also provided additional sales.

While the higher sales levels were a key factor, the significant restructuring actions of the past two years also played a major part in increasing operating income mainly in the building products segment and the ceramic tile segment. Sales price increases occurred in most of the U.S. businesses and had a positive effect on operating income.

Export sales of Armstrong products to trade customers increased $5.1 million, or over 25%, compared with 1993.

EUROPE

During mid-1994, economic conditions began to improve and helped Armstrong's end-use markets. For the year, sales increased nearly 6% and operating income improved by 138%. All the company's European businesses recorded year-to-year sales increases. Operating income was helped significantly by improved productivity -- much of it related to restructuring actions taken in 1992 and 1993. The results in the European insulation products business were adversely affected by increased competitive pricing and higher than usual obsolescence of equipment.

OTHER FOREIGN

Sales in 1994 reversed a four-year declining trend and increased by 13% compared with 1993. Operating income declined by $2.4 million, or 24%, reflecting the competitive pricing and higher expenses needed to penetrate the Chinese and other Far East markets and a shift in product mix towards lower margin commodity products.

INDUSTRY SEGMENT RESULTS

FLOOR COVERINGS

Worldwide sales were 8% higher in 1994, with operating income increasing by 21% from 1993 levels. The 1993 operating income included $8.4 million of restructuring charges.

The resilient flooring portion of the segment recorded strong sales growth in both North America and Europe. The U.S. resilient flooring business continued to benefit in 1994 from higher sales of existing homes, new residential construction and continued strength in the commercial construction and remodeling market segments. This was accomplished even in light of the numerous interest rate increases throughout 1994. Successful new product introductions in the second half of 1994 helped to improve sales.

The major restructuring actions of the past two years, primarily in manufacturing, some sales price increases, some unit volume increases and the continued development of the residential business were key factors for this turnaround. In the resilient flooring portion of the segment, operating income improvement was the result of higher sales volume, some sales price increases and manufacturing productivity improvements. Offsetting some of the effects of these positive items were higher raw material costs that became more notable in the second half of the year. Sales prices were increased as of January 1995 to offset the rise in raw material prices.

Capital expenditures increased 43% over those of 1993. The expenditures continue to be concentrated on improving manufacturing productivity, increasing capacity and developing business systems.

BUILDING PRODUCTS

During 1994, commercial and institutional end-use market segments continued to provide more opportunity. Sales grew more than 7% with North American sales growing faster than those of the European area. The Pacific area recorded the highest percentage growth with new business in China being a factor.

Operating income, excluding the effects of restructuring charges in 1993, recorded the fastest growth of any segment -- up 167% over 1993. While higher sales levels and sales price increases had a positive impact on operating income, the prior two years' restructuring actions dramatically reduced manufacturing costs and had the most significant impact on results.

Capital expenditures were increased about one-third over those of the past two years and were directed at higher productivity levels and improving capacity. 1994 expenditures were about the same as depreciation levels.

INDUSTRY PRODUCTS

Sales increased by 5% while operating income improved only 3% when the 1993 restructuring charges of nearly $13 million are excluded. This segment is highly influenced by its European orientation and the rebound in that area's economies that started in the second half of 1994.

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

The textile mill supply business saw its 1994 sales decline by 4% due to soft end-use markets worldwide and strong competitive pressures. A small operating loss was recorded for 1994 as this business continues to reengineer its operations.

Capital expenditures were slightly higher in 1994 than 1993, but continue to exceed depreciation. A significant portion of the expenditures were in the insulation products business.

CERAMIC TILE

The ceramic tile segment recorded sales increases in both the commercial and residential parts of the business with the residential part reflecting the highest growth.

Ceramic tile recorded a significant operating loss in 1993 that was reversed in 1994 with a small operating income primarily generated through reduction of production costs.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

CONSOLIDATED STATEMENTS OF EARNINGS
----------------------------------------------------------------------------------------------------------------------

Millions except for per-share data                 Years ended December 31         1995           1994*          1993*
----------------------------------------------------------------------------------------------------------------------
Net sales                                                                      $2,084.9       $2,005.7       $1,865.0
Cost of goods sold                                                              1,409.7        1,325.5        1,286.5
----------------------------------------------------------------------------------------------------------------------
Gross profit                                                                      675.2          680.2          578.5
Selling, general and administrative expenses                                      397.1          388.1          347.8
Equity (earnings) loss from affiliates                                            (15.0)          (2.5)          42.9
Restructuring charges                                                              71.8             --           89.3
Loss from ceramic tile business combination                                       177.2             --             --
----------------------------------------------------------------------------------------------------------------------
Operating income                                                                   44.1          294.6           98.5
Interest expense                                                                   34.0           28.3           38.0
Other expense (income), net                                                         1.9            0.5           (6.1)
----------------------------------------------------------------------------------------------------------------------
Earnings from continuing businesses before income taxes                             8.2          265.8           66.6
Income taxes                                                                       (5.4)          78.6           17.6
----------------------------------------------------------------------------------------------------------------------
Earnings from continuing businesses                                                13.6          187.2           49.0
----------------------------------------------------------------------------------------------------------------------
Discontinued business:
  Earnings from operations of Thomasville Furniture Industries, Inc.
   (less income taxes of $13.9 in 1995, $15.5 in 1994, $9.6 in 1993)               25.8           23.2           14.5
  Gain on disposal of discontinued business
   (less income taxes of $53.4)                                                    83.9             --             --
----------------------------------------------------------------------------------------------------------------------

Net earnings                                                                   $  123.3       $  210.4       $   63.5
-------------------------------------------------------------------------------=======================================

Dividends paid on Series A convertible preferred stock                             18.8           19.0           19.2
Tax benefit on dividends paid on unallocated preferred shares                       4.5            4.9            5.3
----------------------------------------------------------------------------------------------------------------------
Net earnings applicable to common stock                                        $  109.0       $  196.3       $   49.6
-------------------------------------------------------------------------------=======================================
Per share of common stock:
  Primary:
    Earnings (loss) from continuing businesses (See note on page 21.)          $  (0.02)      $   4.60       $   0.93
    Earnings from discontinued business                                            0.68           0.62           0.39
    Gain on sale of discontinued business                                          2.24             --             --
----------------------------------------------------------------------------------------------------------------------
    Net earnings                                                               $   2.90       $   5.22       $   1.32
-------------------------------------------------------------------------------=======================================

  Fully diluted:
    Earnings (loss) from continuing businesses (See note on page 21.)          $  (0.02)      $   4.10       $   0.92
    Earnings from discontinued business                                            0.60           0.54           0.34
    Gain on sale of discontinued business                                          1.96             --             --
----------------------------------------------------------------------------------------------------------------------

    Net earnings                                                               $   2.67       $   4.64       $   1.26
-------------------------------------------------------------------------------=======================================

*Restated for the effects of the discontinued business and formation of the ceramic tile business combination.

The Notes to Consolidated Financial Statements, page 21 is an integral part of these statements.

CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------------------------------------------

Millions except for numbers of shares and per-share data               As of December 31       1995           1994*
-------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                                 $  256.9       $   12.0
  Accounts and notes receivable
   (less allowance for discounts and losses: 1995--$29.0; 1994--$27.0)                         217.9          218.9
  Inventories                                                                                  195.5          164.6
  Income tax benefits                                                                           26.9           35.9
  Net assets of discontinued business                                                             --          182.1
  Other current assets                                                                          25.5           21.6
-------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                       722.7          635.1
-------------------------------------------------------------------------------------------------------------------
Property, plant and equipment
 (less accumulated depreciation and amortization: 1995--$975.9; 1994--$902.4)                  878.2          807.9
Insurance for asbestos-related liabilities                                                     166.0          198.0
Investment in affiliates                                                                       162.1          293.9
Other noncurrent assets                                                                        220.8          204.5
-------------------------------------------------------------------------------------------------------------------
Total assets                                                                                $2,149.8       $2,139.4
--------------------------------------------------------------------------------------------=======================

Liabilities and shareholders' equity
Current liabilities:
  Short-term debt                                                                               22.0           17.9
  Current installments of long-term debt                                                        40.1           19.5
  Accounts payable and accrued expenses                                                        297.4          270.4
  Income taxes                                                                                  16.4           22.5
-------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                  375.9          330.3
-------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                 188.3          237.2
Employee Stock Ownership Plan (ESOP) loan guarantee                                            234.7          245.5
Deferred income taxes                                                                           16.5           32.1
Postretirement and postemployment benefit liabilities                                          242.8          242.5
Asbestos-related liabilities                                                                   166.0          198.0
Other long-term liabilities                                                                    140.6          110.1
Minority interest in subsidiaries                                                               10.0            8.6
-------------------------------------------------------------------------------------------------------------------
    Total noncurrent liabilities                                                               998.9        1,074.0
-------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Class A preferred stock. Authorized 20 million shares;
    issued 5,654,450 shares of Series A convertible preferred
    stock; outstanding: 1995--5,421,998 shares; 1994--5,478,416 shares;
    retired: 1995--232,452 shares; 1994--176,034 shares                                        258.9          261.6
  Common stock, $1 par value per share.
    Authorized 200 million shares; issued 51,878,910 shares                                     51.9           51.9
  Capital in excess of par value                                                                49.3           39.3
  Reduction for ESOP loan guarantee                                                           (225.1)        (233.9)
  Retained earnings                                                                          1,133.8        1,076.8
  Foreign currency translation                                                                  18.0            8.3
-------------------------------------------------------------------------------------------------------------------
                                                                                             1,286.8        1,204.0
-------------------------------------------------------------------------------------------------------------------
  Less common stock in treasury, at cost:
    1995--15,014,098 shares; 1994--14,602,132 shares                                           511.8          468.9
-------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                                 775.0          735.1
-------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                                  $2,149.8       $2,139.4
--------------------------------------------------------------------------------------------=======================

*Restated for the effects of the discontinued business and formation of the ceramic tile business combination.

The Notes to Consolidated Financial Statements, page 21 is an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------

Millions                                         Years ended December 31         1995           1994*          1993*
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net earnings                                                                $  123.3       $  210.4       $   63.5
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
   Depreciation and amortization excluding furniture and ceramic tile             109.6          106.9          102.1
   Depreciation and amortization for furniture and ceramic tile                    26.5           26.5           27.9
   Deferred income taxes                                                           (8.7)          14.6           (1.3)
   Gain on sale of discontinued businesses                                        (83.9)            --             --
   Loss on ceramic tile business combination net of taxes                         116.8             --             --
   Loss from restructuring activities                                              71.8             --           89.3
   Restructuring payments                                                         (18.3)         (20.2)         (38.7)
   (Increase) decrease in net assets of discontinued business                       2.3           (4.4)          (4.4)
   Changes in operating assets and liabilities net of
      effect of discontinued business, restructuring and dispositions:
      (Increase) decrease in receivables                                            4.9          (20.3)          18.1
      (Increase) decrease in inventories                                          (26.3)           1.8           23.4
      (Increase) decrease in other current assets                                   9.1           (2.2)          13.1
      (Increase) in investment in affiliates                                       (5.1)         (11.9)          (2.0)
      (Increase) in other noncurrent assets                                       (31.9)         (21.2)         (36.1)
      Increase (decrease) in accounts payable and accrued expenses                (35.9)          37.1           16.3
      Increase (decrease) in income taxes payable                                  (8.2)         (10.1)          11.3
      Increase (decrease) in other long-term liabilities                           21.1           (5.5)          20.2
   Other, net                                                                       2.9            3.7           (8.6)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                         270.0          305.2          294.1
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchases of property, plant and equipment excluding furniture and
      ceramic tile                                                               (162.2)        (113.8)         (87.8)
   Purchases of property, plant and equipment for furniture and ceramic tile      (23.9)         (34.5)         (29.8)
   Investment in computer software                                                (10.9)          (4.3)          (2.9)
   Proceeds from sale of land, facilities and discontinued businesses             342.6           12.8           10.3
   Acquisitions                                                                   (20.7)            --             --
   Investment in ceramic tile business combination                                (27.6)            --             --
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities                               97.3         (139.8)        (110.2)
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Increase (decrease) in short-term debt                                           3.2          (89.6)        (114.9)
   Reduction of long-term debt                                                    (20.1)          (5.7)          (9.2)
   Cash dividends paid                                                            (70.8)         (66.2)         (63.8)
   Purchase of common stock for the treasury                                      (41.3)         (10.6)          (0.1)
   Proceeds from exercised stock options                                            7.0            8.4            4.9
   Other, net                                                                      (0.6)          (0.8)          (7.6)
----------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                           (122.6)        (164.5)        (190.7)
----------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                        0.2            2.0            0.7
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                           $  244.9       $    2.9       $   (6.1)
-------------------------------------------------------------------------------=======================================
Cash and cash equivalents at beginning of year                                 $   12.0       $    9.1       $   15.2
-------------------------------------------------------------------------------=======================================
Cash and cash equivalents at end of year                                       $  256.9       $   12.0       $    9.1
-------------------------------------------------------------------------------=======================================

Supplemental cash flow information
Interest paid                                                                  $   29.6       $   31.9       $   33.8
Income taxes paid                                                              $   76.9       $   62.0       $   15.8
-------------------------------------------------------------------------------=======================================

*Restated for the effects of the discontinued business and formation of the ceramic tile business combination.

The Notes to Consolidated Financial Statements, page 21 is an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
----------------------------------------------------------------------------------------------------------------------

Millions except for per-share data                 Years ended December 31         1995           1994*          1993*
----------------------------------------------------------------------------------------------------------------------
Series A convertible preferred stock:
Balance at beginning of year                                                   $  261.6       $  263.9       $  266.4
Shares retired                                                                      2.7            2.3            2.5
----------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                         $  258.9       $  261.6       $  263.9
----------------------------------------------------------------------------------------------------------------------

Common stock, $1 par value:
Balance at beginning and end of year                                           $   51.9       $   51.9       $   51.9
----------------------------------------------------------------------------------------------------------------------

Capital in excess of par value:
Balance at beginning of year                                                   $   39.3       $   29.7       $   26.1
Stock issuances                                                                    10.0            9.6            3.6
----------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                         $   49.3       $   39.3       $   29.7
----------------------------------------------------------------------------------------------------------------------

Reduction for ESOP loan guarantee:
Balance at beginning of year                                                   $ (233.9)      $ (241.8)      $ (249.2)
Principal paid                                                                     10.7            8.4            6.3
Accrued compensation                                                               (1.9)           (.5)           1.1
----------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                         $ (225.1)      $ (233.9)      $ (241.8)
----------------------------------------------------------------------------------------------------------------------

Retained earnings:
Balance at beginning of year                                                   $1,076.8       $  927.7       $  922.7
Net earnings for year                                                             123.3          210.4           63.5
Tax benefit on dividends paid on unallocated preferred shares                       4.5            4.9            5.3
----------------------------------------------------------------------------------------------------------------------
   Total                                                                       $1,204.6       $1,143.0       $  991.5
----------------------------------------------------------------------------------------------------------------------
Less dividends:
   Preferred stock
     $3.462 per share                                                          $   18.8       $   19.0       $   19.2
   Common stock
     $1.40 per share in 1995;                                                      52.0
     $1.26 per share in 1994;                                                                     47.2
     $1.20 per share in 1993;                                                                                    44.6
   Total dividends                                                             $   70.8       $   66.2       $   63.8
----------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                         $1,133.8       $1,076.8       $  927.7
----------------------------------------------------------------------------------------------------------------------

Foreign currency translation:
Balance at beginning of year                                                   $    8.3       $   (3.4)      $    8.6
Translation adjustments and hedging activities                                     10.9           11.7          (12.5)
Allocated income taxes                                                             (1.2)            --             .5
----------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                         $   18.0       $    8.3       $   (3.4)
----------------------------------------------------------------------------------------------------------------------

Less treasury stock at cost:
Balance at beginning of year                                                   $  468.9       $  458.5       $  457.3
Stock purchases                                                                    41.3           10.6             .1
Stock issuance activity, net                                                        1.6            (.2)           1.1
----------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                         $  511.8       $  468.9       $  458.5
----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                     $  775.0       $  735.1       $  569.5
-------------------------------------------------------------------------------=======================================

The Notes to Consolidated Financial Statements, page 21 is an integral part of these statements.

--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements
--------------------------------------------------------------------------------

The consolidated financial statements and accompanying data in this report include the accounts of the parent Armstrong World Industries, Inc., and its domestic and foreign subsidiaries. These financial statements are prepared in accordance with generally accepted accounting principles and include management estimates and judgments, where appropriate. Actual results may differ from these estimates. All significant intercompany transactions have been eliminated from the consolidated statements. Prior years have been restated to reflect changes due to the discontinued business and ceramic tile business combination as described on page 21.

To assist in understanding this financial review, the accounting policies and principles used are printed in italics.

--------------------------------------------------------------------------------
Nature of Operations
--------------------------------------------------------------------------------

The floor coverings segment includes resilient flooring, adhesives, installation and maintenance materials and accessories sold to U.S. commercial and residential segments through wholesalers, retailers and contractors. The Corporate Retail Accounts division provides marketing services to home centers which have become an important part of the company's business. To improve logistical cost-effectiveness, 15 independent regional distribution centers are being established to service these customers. To reduce interchannel conflict, segmented resilient flooring products have been introduced to allow exclusive sales in these different markets. Raw materials, especially plasticizers and resins, are a significant cost of resilient flooring products. The company has no influence on and is subject to cost changes in the worldwide market of these materials.

The building products segment manufactures both residential and architectural ceiling systems. Grid products, manufactured and sold through the joint venture with Worthington Industries (WAVE), have become a more important part of this business worldwide. Earnings from this joint venture are included in this segment's operating income. The major sales activity in this segment is in architectural ceiling systems for commercial and institutional structures which are sold to contractors and resale distributors worldwide, with European sales having a significant impact. Ceiling systems for the residential home segment are sold through wholesalers and retailers, mainly in the United States. During 1995, the business experienced raw material price increases which recently have shown signs of softening.

The industry products segment makes a variety of specialty products for the building, automotive, textile and other industries worldwide. The majority of sales in this segment are flexible pipe insulation used in construction and in original equipment manufacturers. These sales are primarily in Europe, with Germany having the largest concentration due to its regulatory requirements. The major product costs for insulation are raw materials and labor. Strong competition exists in insulation since there are minimal barriers to entry into this market. Gasket materials are sold for new and replacement use in the automotive, construction and farm equipment, appliance, small engine and compressor industries. The automotive and diesel build rates are the most sensitive market drivers for these products. This business also supplies backing for Armstrong's resilient flooring products. Other products in the industry products segment are textile mill supplies, including cots and aprons sold to equipment manufacturers and textile mills, and adhesives. In 1995, the company announced its intentions to discuss with potential buyers the possible sale of the textile products operation.

The ceramic tile products segment, reported in previous years with the floor coverings segment, includes ceramic tile sold through home centers and sales service centers. Ceramic tile products face significant competition from foreign suppliers. This segment's results are reported as "Equity Earnings from Affiliates" (see page 21) and are included in operating income.

INDUSTRY SEGMENTS

------------------------------------------------------------------------------
Industry segments
at December 31 (millions)                           1995       1994       1993
------------------------------------------------------------------------------
Net trade sales:
  Floor coverings                               $1,053.9   $1,063.5   $  980.6
  Building products                                682.2      630.0      586.7
  Industry products                                348.8      312.2      297.7
------------------------------------------------------------------------------
Total net sales                                 $2,084.9   $2,005.7   $1,865.0
------------------------------------------------==============================
Operating income (loss): (Note 1)
  Floor coverings                               $  145.0   $  189.6   $  156.6
  Building products                                 92.2       86.8       18.8
  Industry products                                  9.3       41.2       27.2
  Ceramic tile (Note 2)                           (168.4)       0.8      (44.3)
  Unallocated corporate expense                    (34.0)     (23.8)     (59.8)
------------------------------------------------------------------------------
Total operating income                          $   44.1   $  294.6   $   98.5
------------------------------------------------==============================
Depreciation and amortization:
  Floor coverings                               $   47.9   $   49.2   $   48.2
  Building products                                 36.8       34.5       34.1
  Industry products                                 19.3       17.6       14.6
  Corporate                                          5.6        5.6        5.2
------------------------------------------------------------------------------
Total depreciation
 and amortization                               $  109.6   $  106.9   $  102.1
------------------------------------------------==============================
Capital additions: (Note 3)
  Floor coverings                               $   77.3   $   56.7   $   39.7
  Building products                                 49.2       31.5       24.2
  Industry products                                 45.0       22.6       22.1
  Corporate                                          6.3        3.0        1.8
------------------------------------------------------------------------------
Total capital additions                         $  177.8   $  113.8   $   87.8
------------------------------------------------==============================
Identifiable assets:
  Floor coverings                               $  583.2   $  575.7   $  541.2
  Building products                                513.5      478.1      483.0
  Industry products                                301.8      234.8      207.9
  Ceramic tile                                     135.8      270.5      251.9
  Discontinued business                               --      182.1      175.4
  Corporate                                        615.5      398.2      185.4
------------------------------------------------------------------------------
Total assets                                    $2,149.8   $2,139.4   $1,844.8
------------------------------------------------==============================

Note 1:
------------------------------------------------------------------------------
Restructuring charges in
operating income (millions)                         1995       1994       1993
------------------------------------------------------------------------------
  Floor coverings                               $   25.0         --   $    8.4
  Building products                                  6.3         --       13.7
  Industry products                                 31.4         --       12.9
  Ceramic tile                                        --         --       19.3
------------------------------------------------------------------------------
  Unallocated corporate expense                      9.1         --       35.0
------------------------------------------------------------------------------
Total restructuring charges
 in operating income                            $   71.8         --   $   89.3
------------------------------------------------==============================

Note 2: 1995 operating income includes a $177.2 million loss due to the ceramic tile business combination.

Note 3: 1995 capital additions for industry segments include property, plant and equipment from acquisitions of $15.6 million.

GEOGRAPHIC AREAS

-----------------------------------------------------------------------------
Geographic areas
at December 31 (millions)                          1995       1994       1993
-----------------------------------------------------------------------------
Net trade sales:
  United States                                $1,346.3   $1,343.7   $1,250.3
  Europe                                          558.7      483.4      456.6
  Other foreign                                   179.9      178.6      158.1
-----------------------------------------------------------------------------
Interarea transfers:
  United States                                   101.1       94.7       75.8
  Europe                                           13.8        8.7        6.0
  Other foreign                                    32.1       26.1       21.9
  Eliminations                                   (147.0)    (129.5)    (103.7)
-----------------------------------------------------------------------------
Total net sales                                $2,084.9   $2,005.7   $1,865.0
-----------------------------------------------==============================
Operating income:
  United States                                $    7.7   $  235.5   $  116.6
  (See Note 2 on page 21)
  Europe                                           62.6       75.3       31.7
  Other foreign                                     7.8        7.6       10.0
  Unallocated corporate expense                   (34.0)     (23.8)     (59.8)
-----------------------------------------------------------------------------
Total operating income                         $   44.1   $  294.6   $   98.5
-----------------------------------------------==============================
Identifiable assets:
  United States                                $1,044.5   $1,110.5   $1,074.1
  Europe                                          406.7      376.5      347.0
  Other foreign                                    83.4       72.6       63.2
  Discontinued business                              --      182.1      175.4
  Corporate                                       615.5      398.2      185.4
  Eliminations                                     (0.3)      (0.5)      (0.3)
-----------------------------------------------------------------------------
Total assets                                   $2,149.8   $2,139.4   $1,844.8
-----------------------------------------------==============================

United States net trade sales include export sales to non-affiliated customers of $30.8 million in 1995, $24.9 million in 1994 and $19.8 million in 1993.

"Europe" includes operations located primarily in England, France, Germany, Italy, the Netherlands, Poland, Spain and Switzerland. Operations in Australia, Canada, The People's Republic of China, Hong Kong, Indonesia, Japan, Korea, Singapore and Thailand are in "Other foreign."

Transfers between geographic areas and commissions paid to affiliates marketing exported products are accounted for by methods that approximate arm's-length transactions, after considering the costs incurred by the selling company and the return on assets employed of both the selling unit and the purchasing unit. Operating income of a geographic area includes income accruing from sales to affiliates.
-------------------------------------------------------------------------------
OPERATING STATEMENT ITEMS
-------------------------------------------------------------------------------
DISCONTINUED OPERATIONS

On December 29, 1995, the company sold the stock of its furniture subsidiary, Thomasville Furniture Industries, Inc., to INTERCO Incorporated for $331.2 million. INTERCO assumed $8.0 million of Thomasville interest-bearing debt. The company recorded a gain of $83.9 million after tax on the sale. Certain liabilities related to terminated benefit plans of approximately $11.3 million were retained by the company. Thomasville and its subsidiaries recorded sales of approximately $550.2 million in 1995, $526.8 million in 1994 and $449.7 million in 1993.

Operating statement categories, except where otherwise indicated, have been restated to exclude the effects of this discontinued business.

EQUITY EARNINGS FROM AFFILIATES

On December, 29, 1995, the company entered into a business combination with Dal-Tile International Inc. The transaction was accounted for at fair value and involved the exchange of $27.6 million and the stock of the ceramic tile operations, consisting primarily of American Olean Tile Company, a wholly-owned subsidiary, for ownership of 37% of the shares of Dal-Tile. The company's investment in Dal-Tile exceeds the underlying equity in net assets by $123.9 million which will be amortized over a period of 30 years. The after-tax loss on the transaction was $116.8 million.

Results from ceramic tile operations, which were previously reported on a consolidated basis, were restated and included in "Equity Earnings from Affiliates." Going forward, Armstrong's 37% ownership of the combined Dal-Tile will be accounted for under the equity method. The summarized financial information for ceramic tile operations is presented below.

------------------------------------------------------------------------------
(millions)                                                1995    1994    1993
------------------------------------------------------------------------------
Net sales                                               $240.0  $220.2  $210.7
Operating income (loss)/1/                                 8.8      .8   (44.3)
Assets/2/                                                269.8   290.1   276.3
Liabilities/2/                                            17.3    19.6    24.4
------------------------------------------------------------------------------

Note 1: Excludes 1995 loss of $177.2 million due to ceramic tile business combination.

Note 2: 1995 balances were as of December 29, 1995, immediately prior to the ceramic tile business combination.

Also included in equity earnings from affiliates are earnings from the 50% interest in the WAVE joint venture with Worthington Industries. Previously these earnings had been included in selling, general and administrative expenses.

NET SALES

Net sales in 1995 totaled $2,084.9 million, 3.9% above the 1994 total of $2,005.7 million. 1994 sales were 7.5% above the 1993 total of $1,865.0 million.

The amounts reported as net sales are the total sales billed during the year less the sales value of goods returned, trade discounts and customers' allowances and freight costs incurred in delivering products to customers.

EARNINGS FROM CONTINUED BUSINESSES

Earnings from continuing businesses were $13.6 million in 1995 compared with $187.2 million in 1994 and $49.0 million in 1993. 1995 earnings included the $116.8 million after-tax loss for the ceramic tile business combination mentioned above. Included in the earnings for 1995 and 1993 were after-tax restructuring charges of $46.4 million and $59.6 million, respectively.

NET EARNINGS

Net earnings were $123.3 million for 1995 compared with earnings of $210.4 million and $63.5 million for years 1994 and 1993 respectively.

EARNINGS PER COMMON SHARE

Earnings per common share are presented on the Consolidated Statements of Earnings on page 20.

Primary earnings (loss) per share for "Earnings (loss) from continuing businesses" and for "Net earnings" are determined by dividing the earnings
(loss), after deducting preferred dividends (net of tax benefits on unallocated shares), by the average number of common shares outstanding and shares issuable under stock options, if dilutive.

Fully diluted earnings (loss) per share include the shares of common stock outstanding and the adjustments to common shares and earnings (loss) required to portray the convertible preferred shares on an "if converted" basis unless the effect is antidilutive.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs were $56.2 million in 1995, $51.4 million in 1994 and $56.1 million in 1993.

ADVERTISING COSTS

Advertising costs were $20.2 million in 1995, $23.5 million in 1994 and $25.1 million in 1993.

The company's practice is to expense the costs of advertising as they are incurred.

MAINTENANCE AND REPAIR COSTS

Maintenance and repair costs were $106.5 million in 1995, $104.3 million in 1994 and $102.9 million in 1993.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization amounted to $109.6 million in 1995, $106.9 million in 1994 and $102.1 million in 1993.

These amounts include amortization of intangible assets of $6.4 million in 1995, $5.8 million in 1994 and $5.8 million in 1993.

Depreciation charges for financial reporting purposes are determined generally on the straight-line basis at rates calculated to provide for the retirement of assets at the end of their useful lives. Accelerated depreciation is generally used for tax purposes. When assets are disposed of or retired, their costs and related depreciation are removed from the books, and any resulting gains or losses are reflected in "Selling, general and administrative expenses." Intangibles are amortized over periods ranging from 2 to 40 years.

RESTRUCTURING CHARGES

Restructuring charges amounted to $71.8 million in 1995 and $89.3 million in 1993.

In the first quarter of 1995, the company announced a planned closing of an Industry Products manufacturing plant located in Braintree, Massachusetts. This plant phased out operations in early 1996. Accordingly, there was a nonrecurring charge to the first-quarter 1995 financial results of $15.6 million before tax. The charge was primarily related to severance pay and pension costs accrued for the elimination of about 223 salaried and hourly employee positions. Cash outlays will be about one third of the total charges with the majority of the cash outlay occurring in early 1996.

In the third quarter of 1995, the company recorded a $56.2 million charge before tax for restructuring resulting from the company's ongoing efforts to streamline the organization and enhance operating efficiencies. The restructuring charges primarily relate to severance and early retirement incentives for approximately 670 employees, half of whom are hourly and half are salaried. Nearly 40% of the charge was related to the North American resilient flooring business, while another 40% was related to European Operations. The balance was related to corporate and other operating segments. The charges are estimated to be evenly split between cash payments throughout 1996 and noncash charges, primarily to cover retirement-related expenses. It is anticipated that ongoing cost reductions and productivity improvements should permit recovery of these charges in less than two years.

Actual severance payments charged against the restructuring reserves for 1995 totaled $15.5 million. These charges relate to the elimination of approximately 300 positions during 1995. Also, an additional 300 positions were eliminated during 1995 through special retirement incentives.

The 1993 charges were primarily the result of severance payments and special retirement incentives associated with the elimination of employee positions. At the end of 1995, $15.6 million related to this liability remained in the reserve.

OTHER EXPENSE (INCOME), NET
------------------------------------------------------------------
(millions)                              1995      1994       1993
------------------------------------------------------------------
Interest and dividend income           $(3.3)    $(3.7)     $(7.5)
Foreign exchange, net loss               2.6       2.6         .5
Postretirement liability
   transition obligation                 1.6        --         --
Minority interest                        0.6       1.8        2.1
Other                                    0.4      (0.2)      (1.2)
------------------------------------------------------------------
Total                                  $ 1.9     $ 0.5      $(6.1)
---------------------------------------===========================

EMPLOYEE COMPENSATION

Employee compensation and average number of employees are presented in the table below. Restructuring charges for severance costs and early retirement incentives and all data related to furniture and ceramic tile segments have been excluded.

------------------------------------------------------------------
Employee compensation
cost summary (millions)                  1995      1994      1993
------------------------------------------------------------------
Wages and salaries                     $519.4    $516.5    $488.6
Payroll taxes                            55.5      48.5      49.5
Pension credits                         (11.3)    (13.2)     (6.9)
Insurance and other benefit costs        51.0      37.4      54.2
------------------------------------------------------------------
Total                                  $614.6    $589.2    $585.4
---------------------------------------===========================
Average number of employees            11,365    11,612    12,413
------------------------------------------------------------------

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

Funding requirements, in accordance with provisions of the Internal Revenue Code, are determined independently of expense using an expected long-term rate of return on assets of 8.67%. The company's principal plan was subject to the full funding limitation in 1995, 1994 and 1993, and the company made no contribution to that plan in any of these years. Contributions of $0.8 million in 1993 were made to defined-benefit plans of company subsidiaries. No contributions were made in 1995 and 1994.

The total pension cost or credit from all plans is presented in the table below.

-------------------------------------------------------------------------------
Total pension
(credit) cost (millions)                              1995      1994      1993
-------------------------------------------------------------------------------
U.S. defined-benefit plans:
   Net pension credit                              $ (26.5)  $ (29.1)  $ (19.2)
   Early retirement incentives                        28.7        --      38.0
   Net curtailment gain                               (1.2)       --        --
-------------------------------------------------------------------------------
Defined contribution plans                             4.2       4.3       4.4
-------------------------------------------------------------------------------
Net pension cost of non-U.S.
   defined-benefit plans                               8.1       8.6       6.1
-------------------------------------------------------------------------------
Other funded and unfunded
   pension costs                                       4.1       3.0       1.8
-------------------------------------------------------------------------------
Total pension (credit) cost                        $  17.4   $ (13.2)  $  31.1
---------------------------------------------------============================

In 1995, the company recognized a $1.6 million curtailment gain from the sale of its furniture subsidiary and a $0.4 million curtailment loss from the ceramic tile business combination.

The net credit for U.S. defined-benefit pension plans is presented in the table below.

-------------------------------------------------------------------------------
Net credit for U.S. defined-benefit
pension plans (millions)                              1995      1994      1993
-------------------------------------------------------------------------------
Assumptions:
   Discount rate                                      8.00%     7.00%     7.25%
   Rate of increase in future
    compensation levels                               5.25%     4.75%     4.75%
   Expected long-term rate of
    return on assets                                  8.75%     8.25%     8.25%
-------------------------------------------------------------------------------
Actual (return) loss on assets                     $(406.7)  $  93.6   $(230.1)
Less amount deferred                                 313.0    (182.5)    152.3
-------------------------------------------------------------------------------
Expected return on assets                          $ (93.7)  $ (88.9)  $ (77.8)
Net amortization and other                            (9.3)     (9.5)     (7.0)
Service cost -- benefits earned
   during the year                                    16.7      17.9      17.3
Interest on the projected benefit
   obligation                                         59.8      51.4      48.3
-------------------------------------------------------------------------------
Net pension credit                                 $ (26.5)  $ (29.1)  $ (19.2)
---------------------------------------------------============================

The company has defined-contribution pension plans for eligible employees at certain of its U.S. subsidiaries, such as the Employee Stock Ownership Plan
(ESOP) described on page 21. The costs of all such plans totaled $4.2 million in 1995, $4.3 million in 1994 and $4.4 million in 1993.

The funded status of the company's U.S. defined-benefit pension plans is presented in the following table.

------------------------------------------------------------------------------
Funded status of U.S. defined-benefit
pension plans (millions)                                1995           1994
------------------------------------------------------------------------------
Assumptions:
   Discount rate                                          7.00%          8.00%
   Compensation rate                                      4.25%          5.25%
------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
   Vested benefit obligation                          $ (726.7)      $ (657.7)
------------------------------------------------------------------------------
   Accumulated benefit obligation                     $ (802.4)      $ (700.6)
-------------------------------------------------------------------------------
   Projected benefit obligation for
    services rendered to date                         $ (901.2)      $ (774.8)
------------------------------------------------------------------------------
Plan assets at fair value                             $1,446.6       $1,099.1
------------------------------------------------------------------------------
Plan assets in excess of projected
   benefit obligation                                 $  545.4       $  324.3
Unrecognized transition asset                            (40.3)         (46.6)
Unrecognized prior service cost                           81.8          102.8
Unrecognized net gain -- experience
   different from assumptions                           (491.8)        (285.4)
Provision for restructuring charges                       (9.9)          (8.9)
------------------------------------------------------------------------------
Prepaid pension cost                                  $   85.2       $   86.2
------------------------------------------------------========================

The plan assets, stated at estimated fair value as of December 31, are primarily listed stocks, bonds and investments with a major insurance company.

The company has pension plans covering employees in a number of foreign countries that utilize assumptions that are consistent with, but not identical to, those of the U.S. plans.

--------------------------------------------------------------------------------
Net cost for non-U.S. defined-benefit
pension plans (millions)                              1995      1994     1993
--------------------------------------------------------------------------------
Actual (return) loss on assets                      $ (11.2)  $   1.8   $(14.3)
Less amount deferred                                    5.9      (6.1)     8.0
--------------------------------------------------------------------------------
Expected return on assets                           $  (5.3)  $  (4.3)  $ (6.3)
Net amortization and other                               .4        .6       .5
Service cost -- benefits earned
   during the year                                      4.9       5.2      5.2
Interest on the projected benefit
   obligation                                           8.1       7.1      6.7
--------------------------------------------------------------------------------
Net pension cost                                    $   8.1   $   8.6   $  6.1
----------------------------------------------------============================

The following table presents the funded status of the non-U.S. defined-benefit pension plans at December 31.

--------------------------------------------------------------------------------
Funded status of non-U.S. defined-benefit
pension plans (millions)                                         1995     1994
--------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
   Vested benefit obligation                                  $(103.0)  $(87.1)
--------------------------------------------------------------------------------
   Accumulated benefit obligation                             $(107.6)  $(91.5)
--------------------------------------------------------------------------------
   Projected benefit obligation for services
    rendered to date                                          $(115.8)  $(99.5)
--------------------------------------------------------------------------------
Plan assets at fair value                                        71.4     58.0
--------------------------------------------------------------------------------
Projected benefit obligation greater than
   plan assets                                                $ (44.4)  $(41.5)
Unrecognized transition obligation                                3.3      3.2
Unrecognized prior service cost                                   3.4      3.5
Unrecognized net gain -- experience
   different from assumptions                                   (13.4)    (9.5)
Adjustment required to recognize
   minimum liability                                              (.4)     (.4)
--------------------------------------------------------------------------------
Accrued pension cost                                          $ (51.5)  $(44.7)
--------------------------------------------------------------==================

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS AND POSTEMPLOYMENT BENEFITS

The company has plans that provide for medical and life insurance benefits to certain eligible employees, worldwide, when they retire from active service. The company funds these benefit costs primarily on a pay-as-you-go basis, with the retiree paying a portion of the cost for health care benefits through deductibles and contributions.

The company announced in 1989 - 90 a 15-year phaseout of its cost of health care benefits for certain future retirees. These future retirees include parent company nonunion employees and some union employees. Shares of ESOP convertible preferred stock are scheduled to be allocated to these employees, based on employee age and years to expected retirement. In addition, they may enroll in a voluntary portion of the ESOP to purchase additional shares.

Total retiree health care and life insurance expense was $19.1 million in 1995, $18.7 million in 1994 and $18.5 million in 1993.

--------------------------------------------------------------------------------
Periodic postretirement
benefit costs (millions)                                1995     1994     1993
--------------------------------------------------------------------------------
Assumptions:
   Discount rate                                        8.25%    7.75%    8.25%
   Rate of increase in future
    compensation levels                                 5.25%    4.75%    4.75%
--------------------------------------------------------------------------------
Service cost of benefits earned
   during the year                                    $  2.8   $  3.0   $  3.0
--------------------------------------------------------------------------------
Interest cost on accumulated
   postretirement benefit obligation                    17.1     16.5     16.3
--------------------------------------------------------------------------------
Amortization of prior service credit                     (.8)     (.8)     (.8)
--------------------------------------------------------------------------------
Periodic postretirement benefit cost                  $ 19.1   $ 18.7   $ 18.5
------------------------------------------------------==========================

The following table sets forth the status of the company's postretirement benefit plans at December 31.

------------------------------------------------------------------------
Status of postretirement
benefit plans (millions)                                1995      1994
------------------------------------------------------------------------
Assumptions:
   Discount rate                                       7.00%      8.25%
   Compensation rate                                   4.25%      5.25%
------------------------------------------------------------------------
Retirees                                              $161.5     $141.2
Fully eligible active plan participants                 17.2       27.8
Other active plan participants                          67.9       39.5
------------------------------------------------------------------------
Total accumulated postretirement
   benefit obligation (APBO)                          $246.6     $208.5
------------------------------------------------------------------------
Unrecognized prior service credit                        7.3        8.1
Unrecognized net loss                                  (40.7)      (6.9)
------------------------------------------------------------------------
Accrued postretirement benefit cost                   $213.2     $209.7
------------------------------------------------------==================

The assumed health care cost trend rate used to measure the APBO was 12% in 1994, decreasing 1% per year to an ultimate rate of 6% by the year 2000. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, if the health care cost trend rate assumptions were increased by 1%, the APBO as of December 31, 1995, would be increased by $22.9 million. The effect of this change on the total of service and interest costs for 1995 would be an increase of $2.3 million.

The company provides certain postemployment benefits to former or inactive employees and their dependents during the period following employment but before retirement.

In 1995, the company recorded a postemployment benefit expense of $3.2 million, which included a $4.1 million credit from the transfer of the payment responsibility for certain disability benefits to the company's defined-benefit pension plan. In 1994, the company recorded a postemployment benefit credit of $12.2 million, which included a $14.6 million gain related to the qualification in 1994 of long-term disabled employees for primary medical coverage under Medicare. The company recorded $4.0 million of postemployment benefit expense in 1993.

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

In 1989, Armstrong established an ESOP that borrowed $270 million from banks and insurance companies, repayable over 15 years and guaranteed by the company. The ESOP used the proceeds to purchase 5,654,450 shares of a new series of convertible preferred stock issued by the company. The number of preferred shares released for allocation to participant accounts is based on the proportion of principal and interest paid to the total amount of debt service remaining to be paid over the life of the borrowings. Through December 31, 1995, the ESOP allocated to participants 1,940,004 shares and retired 232,452 shares. The preferred stock has a minimum conversion value of $47.75 per share with an annual dividend of $3.462.

The ESOP currently covers parent company nonunion employees, some union employees and those employees of major domestic subsidiaries.

The company's guarantee of the ESOP loan has been recorded as a long-term obligation and as a reduction of shareholders' equity on its consolidated balance sheet.

-----------------------------------------------------------
Details of ESOP debt service
payments (millions)             1995       1994       1993
-----------------------------------------------------------
Preferred dividends paid        $18.8      $19.0      $19.2
Employee contributions            6.7        6.2        5.9
Company contributions             6.2        4.9        3.5
-----------------------------------------------------------
Debt service payments made
   by ESOP trustee              $31.7      $30.1      $28.6
--------------------------------===========================

The company recorded costs for the ESOP, utilizing the 80% of the shares allocated method, of $3.5 million in 1995, $3.6 million in 1994 and $3.7 million in 1993. Costs for all years continue to be offset by savings from changes to company-sponsored health care benefits and elimination of a contribution-matching feature in the company-sponsored voluntary retirement savings plan.

TAXES

Taxes totaled $71.7 million in 1995, $150.4 million in 1994 and $89.6 million in 1993.

Deferred tax assets and liabilities are recognized using enacted tax rates for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. The tax benefit for dividends paid on unallocated shares of stock held by the ESOP is recognized in shareholders' equity (see page 21).

--------------------------------------------------------------------------------
Details of taxes (millions)                            1995     1994     1993
--------------------------------------------------------------------------------
Earnings (loss) from continuing businesses before income taxes:
   Domestic                                           $(28.7)  $262.7   $ 61.6
   Foreign                                              68.0     52.1     29.3
   Eliminations                                        (31.1)   (49.0)   (24.3)
--------------------------------------------------------------------------------
Total                                                 $  8.2   $265.8   $ 66.6
--------------------------------------------------------------------------------
Income tax provision (benefit):
   Current:
   Federal                                            $(19.7)  $ 12.8   $ 15.5
   Foreign                                              23.4     25.9     10.6
   State                                                (0.2)     5.0      3.7
--------------------------------------------------------------------------------
   Total current                                         3.5     43.7     29.8
--------------------------------------------------------------------------------
   Deferred:
   Federal                                              (6.2)    41.4    (11.0)
   Foreign                                              (2.7)    (2.2)    (1.2)
   State                                                  --     (4.3)      --
--------------------------------------------------------------------------------
   Total deferred                                       (8.9)    34.9    (12.2)
--------------------------------------------------------------------------------
Total income taxes                                      (5.4)    78.6     17.6
Payroll taxes                                           61.5     54.8     55.8
Property, franchise and capital
   stock taxes                                          15.6     17.0     16.2
--------------------------------------------------------------------------------
Total taxes                                           $ 71.7   $150.4   $ 89.6
------------------------------------------------------==========================

At December 31, 1995, unremitted earnings of subsidiaries outside the United States were $135.6 million (at current balance sheet exchange rates) on which no U.S. taxes have been provided. If such earnings were to be remitted without offsetting tax credits in the United States, withholding taxes would be $12.5 million. The company's intention, however, is to permanently reinvest those earnings or to repatriate them only when it is tax effective to do so.

----------------------------------------------------------------------
Reconciliation to
U.S. statutory tax rate (millions)          1995      1994       1993
----------------------------------------------------------------------
Tax expense at statutory rate              $ 2.9     $93.0      $23.3
State income taxes                            --      (1.5)       1.2
(Benefit) on ESOP dividend                  (2.1)     (1.7)      (1.4)
(Benefit) on foreign and
   foreign-source income                    (7.7)     (1.4)      (8.0)
Utilization of excess foreign
   tax credit                                 --      (5.4)        --
Reversal of prior year provisions             --      (6.5)        --
Other items                                  0.1       2.1        0.9
Restructuring charges                       (0.2)       --        1.6
Loss from ceramic tile business
   combination                               1.6        --         --
----------------------------------------------------------------------
Tax (benefit) expense at effective rate    $(5.4)    $78.6      $17.6
-------------------------------------------===========================

----------------------------------------------------------------------
BALANCE SHEET ITEMS
----------------------------------------------------------------------
CASH AND CASH EQUIVALENTS
Cash and cash equivalents increased to $256.9 million at the end of 1995 from $12.0 million at the end of 1994. Operating and other factors associated with the increase in cash and cash equivalents are detailed in the Consolidated Statements of Cash Flows on page 21.

Short-term investments, substantially all of which have maturities of three months or less when purchased, are considered to be cash equivalents and are carried at cost or less, generally approximating market value.

RECEIVABLES

Receivables decreased $1.0 million in 1995. Lower sales in the last quarter of 1995, when compared with 1994, more than offset the $4.9 million effect of translating foreign currency receivables to U.S. dollars at higher exchange rates.

------------------------------------------------------------
Accounts and notes
receivable (millions)                       1995       1994
------------------------------------------------------------
Customers' receivables                     $213.4     $216.3
Customers' notes                             21.3       19.3
Miscellaneous receivables                    12.2       10.3
------------------------------------------------------------
                                            246.9      245.9
------------------------------------------------------------
Less allowance for discounts and losses      29.0       27.0
------------------------------------------------------------
Net                                        $217.9     $218.9
-------------------------------------------=================

Generally, the company sells its products to select, preapproved groups of customers which include flooring and building material distributors, ceiling systems contractors, regional and national mass merchandisers, home centers and original equipment manufacturers. The businesses of these customers are directly affected by changes in economic and market conditions. The company considers these factors and the financial condition of each customer when establishing its allowance for losses from doubtful accounts.

The carrying amount of the receivables approximates fair value because of the short maturity of these items.

Trade receivables are recorded in gross billed amounts as of date of shipment. Provision is made for estimated applicable discounts and losses.

INVENTORIES

Inventories were $30.9 million higher at the end of 1995. The higher inventory levels were primarily due to increasing inventory levels for insulation products in order to ensure customer service while starting up new production facilities at Mebane, North Carolina, and the softening of sales in the floor industry segment. The translation of foreign currency inventories to U.S. dollars at higher exchange rates increased inventories by $3.1 million.

Approximately 51% in 1995 and 49% in 1994 of the company's total inventory was valued on a LIFO (last-in, first-out) basis. Such inventory values were lower than would have been reported on a total FIFO (first-in, first-out) basis, by $62.4 million at the end of 1995 and $55.5 million at year-end 1994.

-----------------------------------------------------------
Inventories (millions)                  1995         1994
-----------------------------------------------------------
Finished goods                          $119.9      $103.1
Goods in process                          24.0        22.9
Raw materials and supplies                51.6        38.6
-----------------------------------------------------------
Total                                   $195.5      $164.6
----------------------------------------===================

Inventories are valued at the lower of cost or market. Approximately 90 percent of 1995's domestic inventories are valued using the LIFO method. Other inventories are generally determined on a FIFO method.

INCOME TAX BENEFITS

Income tax benefits were $26.9 million in 1995 and $35.9 million in 1994. Of these amounts, deferred tax benefits were $26.4 million in 1995 and $31.7 million in 1994.

OTHER CURRENT ASSETS

Other current assets were $25.5 million in 1995, an increase of $3.9 million from the $21.6 million in 1994.

------------------------------------------------------------------
Property, plant and equipment
------------------------------------------------------------------
(millions)                                      1995         1994
------------------------------------------------------------------
Land                                        $   25.6     $   20.5
Buildings                                      390.6        375.5
Machinery and equipment                      1,313.7      1,238.1
Construction in progress                       124.2         76.2
------------------------------------------------------------------
                                             1,854.1      1,710.3
------------------------------------------------------------------
Less accumulated depreciation
   and amortization                            975.9        902.4
------------------------------------------------------------------
Net                                         $  878.2     $  807.9
--------------------------------------------======================

The $143.8 million increase in gross book value to $1,854.1 million at the end of 1995 included $177.8 million for capital additions and acquisitions and a $61.2 million reduction from sales, retirements, dispositions and other changes. Also, because of translating foreign currency property, plant and equipment into U.S. dollars at higher exchange rates, 1995 gross book value was higher by $27.2 million and net book value increased by $12.9 million.

The unexpended cost of approved capital appropriations amounted to $169.5 million at year-end 1995, substantially all of which is scheduled to be expended during 1996.

Property, plant and equipment values are stated at acquisition cost, with accumulated depreciation and amortization deducted to arrive at net book value.

The Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," is effective for fiscal years beginning after December 15, 1995. The adoption of this standard will not have a material impact on the company.

INSURANCE FOR ASBESTOS-RELATED LIABILITIES

Insurance for asbestos-related liabilities was $166.0 million reflecting the company's belief in the ultimate availability of insurance in an amount to cover the estimated potential liability of a like amount (see page 21). Such insurance has either been agreed upon or is probable of recovery through negotiation, alternative dispute resolution or litigation. See discussion on page 21.

Other noncurrent assets
-------------------------------------------------------
(millions)                              1995       1994
--------------------------------------------------------
Goodwill and other intangibles         $ 50.2     $ 43.4
Pension-related assets                  108.4      106.7
Other                                    62.2       54.4
--------------------------------------------------------
Total                                  $220.8     $204.5
---------------------------------------=================

Other noncurrent assets increased $16.3 million in 1995. Goodwill and other intangibles increased $6.8 million reflecting higher spending levels in computer software systems and acquired intangibles from acquisitions. The $7.8 million increase in the "Other" category was primarily attributed to higher paid-up insurance policy asset values.

Noncurrent assets are carried at cost or less or under the equity method of accounting.

INVESTMENTS IN AFFILIATES

Investments in affiliates were $162.1 million in 1995, a decrease of $131.8 million, reflecting the ceramic tile business combination with Dal-Tile International Inc. whereby the company acquired a 37% interest in Dal-Tile in exchange for the stock of the company's ceramic tile operations and $27.6 million in cash. Also included in investments in affiliates is the 50% interest in the WAVE joint venture.


ACCOUNTS PAYABLE AND ACCRUED EXPENSES
-----------------------------------------------------
(millions)                          1995        1994
-----------------------------------------------------
Payables, trade and other           $168.3     $147.0
Employment costs                      51.2       68.7
Restructuring costs                   40.1       18.7
Other                                 37.8       36.0
-----------------------------------------------------
Total                               $297.4     $270.4
------------------------------------=================

The carrying amount of accounts payable and accrued expenses approximates fair value because of the short maturity of these items.

INCOME TAXES
------------------------------------------
(millions)                1995       1994
------------------------------------------
Payable--current          $15.0      $21.4
Deferred--current           1.4        1.1
------------------------------------------
Total                     $16.4      $22.5
--------------------------================

The tax effects of principal temporary differences between the carrying amounts of assets and liabilities and their tax bases are summarized in the following table.

--------------------------------------------------------------------------------
Deferred income taxes (millions)                                1995      1994
--------------------------------------------------------------------------------
   Postretirement and postemployment benefits                $ (82.6)  $ (95.0)
   Restructuring benefits                                      (13.4)    (14.7)
   Asbestos-related liabilities                                (58.1)    (69.3)
   Alternative minimum tax credit                                 --      (5.3)
   Other                                                       (64.6)    (77.8)
--------------------------------------------------------------------------------
Net deferred assets                                          $(218.7)  $(262.1)
--------------------------------------------------------------------------------
   Accumulated depreciation                                  $  90.7   $ 106.5
   Pension costs                                                35.8      33.1
   Insurance for asbestos-related liabilities                   58.1      69.3
   Other                                                        25.6      54.7
--------------------------------------------------------------------------------
Total deferred income tax liabilities                        $ 210.2    $263.6
--------------------------------------------------------------------------------
Net deferred income tax liabilities (assets)                 $  (8.5)   $  1.5
--------------------------------------------------------------------------------
Less net income tax (benefits)--current                        (25.0)    (30.6)
Less net income tax (benefits)--noncurrent                        --        --
Deferred income taxes -- long term                           $  16.5   $  32.1
-------------------------------------------------------------===================

DEBT
--------------------------------------------------------------------------------
                                                    Average             Average
                                                   year-end            year-end
                                                   interest            interest
(millions)                                 1995        rate     1994       rate
--------------------------------------------------------------------------------
Short-term debt:
   Commercial paper                      $   --         --    $  3.2      6.00%
   Foreign banks                           22.0       7.27%     14.7      7.20%
--------------------------------------------------------------------------------
Total short-term debt                    $ 22.0       7.27%   $ 17.9      6.99%
--------------------------------------------------------------------------------
Long-term debt:
   93/4% debentures
    due 2008                             $125.0       9.75%   $125.0      9.75%
   Medium-term notes
    8.5 - 9% due
    1996 - 2001                            92.8       8.74%    111.8      8.75%
   Industrial
    development bond                        8.5       5.35%     17.7      5.66%
   Other                                    2.1      12.29%      2.2     12.25%
--------------------------------------------------------------------------------
Total long-term debt                     $228.4       9.20%   $256.7      9.05%
--------------------------------------------------------------------------------
Less current installments                  40.1       8.50%     19.5      8.80%
--------------------------------------------------------------------------------
Net long-term debt                       $188.3       9.35%   $237.2      9.07%
-----------------------------------------=======================================
--------------------------------------------------------------------------------
Scheduled amortization of long-term debt (millions)
--------------------------------------------------------------------------------
1997                    $13.7                                    2000     $18.1
1998                     13.5                                    2001       7.5
1999                       --
--------------------------------------------------------------------------------

The December 31, 1995, carrying amounts of short-term debt and current installments of long-term debt approximate fair value because of the short maturity of these items.

The estimated fair value of net long-term debt was $234.9 million and $247.2 million at December 31, 1995 and 1994, respectively. The fair value estimates of long-term debt were based upon quotes from major financial institutions, taking into consideration current rates offered to the company for debt of the same remaining maturities.

The 93/4% debentures and the medium-term notes are not redeemable until maturity and have no sinking-fund requirements.

The industrial development bond matures in 2004 with a variable interest rate that is reset weekly.

Other debt includes an $18.6 million zero-coupon note due in 2013 that had a carrying value of $1.9 million at December 31, 1995.

In February 1995, Armstrong arranged a $200 million five-year revolving line of credit with 10 banks for general corporate purposes. In addition, the company's foreign subsidiaries have approximately $154.0 million of unused short-term lines of credit available from banks. The domestic credit lines are subject to an annual commitment fee.

The company can borrow from its banks generally at rates approximating the lowest available to commercial borrowers and can issue short-term commercial paper notes supported by the lines of credit.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISKS

The company selectively uses foreign currency forward and option contracts to offset the effects of exchange rate changes on cash flow exposures denominated in foreign currencies. These exposures include firm or anticipated intercompany trade accounts, royalties, service fees, dividends, intercompany loans and third party sales or payments. The primary exposures are denominated in European currencies and the Canadian dollar. The company normally hedges cash flow exposures up to one year. The company's foreign currency cash flow exposures, net hedge and unhedged exposures at December 31, 1995, were as follows:

--------------------------------------------------------------------------------
Foreign currency
exposure (millions)/1/                               Gross   Net hedge  Unhedged
--------------------------------------------------------------------------------
Canadian dollar                                      $ 30.0      $15.3     $14.7
Italian lira to French franc                           23.0       10.2      12.8
French franc                                           22.4       22.4        --
German mark                                            15.0        7.9       7.1
Irish pound to British pound                            8.9         --       8.9
Spanish peseta to French franc                          8.0        4.0       4.0
Other                                                  24.0        2.5      21.5
--------------------------------------------------------------------------------
Total                                                $131.3      $62.3     $69.0
-----------------------------------------------------===========================

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

Realized and unrealized gains and losses on foreign currency contracts used to hedge intercompany transactions of a long-term investment nature are included in the foreign currency translation component of shareholders' equity.

The company's foreign currency forward and option contracts by currency at December 31, 1995, were as follows. All of the contracts mature within 11 months.

--------------------------------------------------------------------------------
Foreign currency
contracts (millions)/1/              Forward contracts    Option contracts
--------------------------------------------------------------------------------
                                      Sold     Bought       Sold    Bought
--------------------------------------------------------------------------------
Canadian dollar                       $ 8.2    $  --         --      $ 7.1
Italian lira to French franc           10.2       --         --         --
French franc                           10.4       --         --       12.0
German mark                            29.1     21.2         --         --
Spanish peseta to
   French franc                          --       --         --        4.0
Other                                   9.3      6.8         --         --
--------------------------------------------------------------------------------
Total                                 $67.2    $28.0         --      $23.1
--------------------------------------==========================================

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

In 1987, the company entered into one 5-year and two 7-year currency interest rate swaps whereby the company exchanged a total of U.S. $86.3 million for German marks 90 million, French francs 182.4 million and Belgian francs 270 million to hedge net investment in foreign subsidiaries. The agreements provided for the company to make fixed interest rate payments of 5.37% for the German mark swap, 8.88% for the French franc swap and 7.8% for the Belgian franc swap while receiving interest at the 30-day U.S. commercial paper rate. The swaps hedged net investment in foreign subsidiaries until 1992, at which time they were redesignated to hedge foreign currency cash flow exposures. Upon redesignation, the swaps were marked to market through income. The German mark swap matured in 1992. The two remaining swaps were terminated prior to maturity in 1993 due to the appreciation of the foreign currencies and a pretax loss of $0.7 million was recognized in other income and expense.

In 1992, the company entered into two 3-year notional amount $50 million interest rate swaps, whereby the company paid interest at the six-month London Interbank Offered Rate (LIBOR) in arrears and received interest at an average fixed rate of 6.6%. The swaps were terminated prior to maturity in 1993 due to rising interest rates and a pretax gain of $2.5 million was recognized in income.

In 1993, the company entered into a five-year notional amount $25 million interest rate swap, whereby the company paid interest at the six-month LIBOR and received interest at a fixed rate of 5.575%. The swap was terminated in 1994 due to rising interest rates and a pretax loss of $0.1 million was recognized in income.

The company had no interest rate hedging agreements on December 31, 1995.

The foreign currency hedges and the swap agreements are straightforward "plain vanilla" contracts that have no imbedded options or other terms that involve a higher level of complexity or risk. The company does not hold or issue financial instruments for trading purposes.

The realized and unrealized gains and losses relating to the company's management of foreign currency and interest rate exposures are shown below on a disaggregated basis for the years ended December 31, 1995, 1994 and 1993.

--------------------------------------------------------------------------
                                       Foreign currency
                              ---------------------------------   Interest
                              Exposure                      Net       rate
Gain (loss) (millions)          effect    Contracts/1/   effect/2/   swaps
--------------------------------------------------------------------------
Year 1995
--------------------------------------------------------------------------
Income statement:
   Realized                     $(1.1)      $(2.4)       $(3.5)       $ --
   Unrealized                     0.2         0.3          0.5          --
On balance sheet:
   Realized                       4.4        (4.2)         0.2          --
   Unrealized                    (0.1)        0.2          0.1          --
Off balance sheet                  --          --           --          --
Total                           $ 3.4       $(6.1)       $(2.7)       $ --
--------------------------------==========================================
Year 1994
--------------------------------------------------------------------------
Income statement:
   Realized                     $ (.7)      $(2.5)       $(3.2)       $ .2
   Unrealized                      --          .4           .4          --
On balance sheet:
   Realized                       2.1        (5.8)        (3.7)         --
   Unrealized                     4.8         (.2)         4.6          --
Off balance sheet                  --          --           --          --
Total                           $ 6.2       $(8.1)       $(1.9)       $ .2
--------------------------------==========================================
Year 1993
--------------------------------------------------------------------------
Income statement:
   Realized                     $ (.8)      $(2.8)       $(3.6)       $7.0
   Unrealized                      --         (.9)         (.9)         --
On balance sheet:
   Realized                        --          --           --          --
   Unrealized                    (1.2)         .2         (1.0)         --
Off balance sheet                  --          --           --          .4
Total                           $(2.0)      $(3.5)       $(5.5)       $7.4
--------------------------------==========================================

Note 1: The company borrows centrally and enters into foreign currency intercompany transactions of a long-term investment nature with foreign subsidiaries. These are fully hedged. Accordingly, gains and losses on these transactions are fully offset by losses and gains from the related foreign exchange contracts.

Note 2: Excludes the offsetting effect of interest rate differentials on underlying intercompany transactions being hedged of $0.1 million in 1995, $0.6 million in 1994 and $0.5 million in 1993.

The company continually monitors the market risk of its foreign currency and interest rate contracts by marking the positions to market. The counterparties to these instruments are major international financial institutions and exposure to any one counterparty is limited. The company uses commercial rating agencies to evaluate the credit quality of the counterparties, and the company does not anticipate a loss resulting from any credit risk of these institutions.

As of December 31, 1995, the company had provided $150.8 million in standby letters of credit and financial guarantees. The company does not normally provide collateral or other security to support these instruments.

OTHER LONG-TERM LIABILITIES

Other long-term liabilities were $140.6 million in 1995, an increase of $30.5 million from $110.1 million in 1994. Increases of $10.0 million for pension-related liabilities, $9.4 million for deferred compensation and $7.8 million for idle leases (resulting from 1995 restructuring actions) were the primary causes for the increase. Also included in other long-term liabilities were amounts for workers' compensation, vacation accrual, a reserve for estimated environmental-remediation liabilities (see "Environmental Matters" on this page) and a reserve for the estimated potential liability primarily associated with claims pending in the company's asbestos-related litigation.

Based upon the company's experience with the asbestos-related litigation--as well as the Wellington Agreement, other settlement agreements with certain of the company's insurance carriers and an earlier interim agreement with several primary carriers--a residual reserve amount of $4.7 million is intended to cover potential liability and settlement costs that are not covered by insurance, legal and administrative costs not covered under the agreements and certain other factors that have been involved in the litigation about which uncertainties exist. Future costs of litigation against the company's insurance carriers and other legal costs indirectly related to the litigation, expected to be modest, will be expensed outside the reserve. Amounts, primarily insurance litigation costs, estimated to be payable within one year are included under current liabilities.

This reserve does not address any unanticipated reduction in expected insurance coverage that might result in the future related to pending lawsuits and claims nor any potential shortfall in such coverage for claims that are subject to the settlement class action referred to on pages 21.

The fair value of other long-term liabilities was estimated to be $128.9 million at December 31, 1995, and $104.4 million at December 31, 1994, using a discounted cash flow approach at discount rates of 5.8% in 1995 and 7.9% in 1994.

ASBESTOS-RELATED LIABILITIES

Asbestos-related liabilities of $166.0 million represent the estimated potential liability and defense cost to resolve approximately 59,000 personal injury claims pending against the company as of December 31, 1995. The company has recorded an insurance asset (see page 21) in the amount of $166.0 million for coverage of these claims. See discussion on page 21.

ENVIRONMENTAL MATTERS

In 1995, the company incurred capital expenditures of approximately $1.9 million for environmental compliance and control facilities and anticipates comparable annual expenditures for those purposes for the years 1996 and 1997. The company does not anticipate that it will incur significant capital expenditures in order to meet the new requirements of the Clean Air Act of 1990 and the final implementing regulations promulgated by various state agencies.

As with many industrial companies, Armstrong is involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"), and similar state laws at approximately 16 sites. In most cases, Armstrong is one of many potentially responsible parties ("PRPs") who have voluntarily agreed to jointly fund the required investigation and remediation of each site. With regard to some sites, however, Armstrong disputes the liability, the proposed remedy or the proposed cost allocation. Armstrong is alleged to have contributed a significant volume of waste material at a former municipal landfill site in Volney, New York. There, Armstrong, along with the county and other PRPs at the site, have voluntarily performed a supplemental study to evaluate the USEPA's proposed remedy at the site. Discussions with the USEPA are continuing regarding the appropriate remedy to be implemented. A former county landfill site in Buckingham County, Virginia, is also alleged to have received material from a former subsidiary, Thomasville Furniture Industries, Inc. ("Thomasville"). In September 1995, the USEPA ordered Thomasville to implement the remedy identified in the September 1994, Record of Decision ("ROD"), the cost of which has been estimated by Thomasville to be approximately $2.2 million. Pursuant to the terms of the company's December 29, 1995, sale of Thomasville to INTERCO Incorporated, Armstrong has provided to the USEPA a guarantee of the performance by Thomasville of the required remedial work and has also entered into a cost-sharing agreement with INTERCO for future costs relating to the site. Armstrong may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies. The company is also remediating environmental contamination resulting from past industrial activity at certain of its current plant sites.

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

Reserves at December 31, 1995, were for potential environmental liabilities that the company considers probable and for which a reasonable estimate of the potential liability could be made. Where existing data is sufficient to estimate the amount of the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As a result, the company has accrued, before agreed-to insurance coverage, $8.0 million to reflect its estimated undiscounted liability for environmental remediation. As assessments and remediation activities progress at each individual site, these liabilities are reviewed to reflect additional information as it becomes available.

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

STOCK OPTIONS

The 1993 Long-Term Stock Incentive Plan, approved by the shareholders in April 1993, replaces the 1984 Long-Term Stock Option Plan for Key Employees. No further options will be issued under the 1984 Plan.

Awards under the 1993 Long-Term Stock Incentive Plan may be in the form of stock options, stock appreciation rights in conjunction with stock options, performance restricted shares and restricted stock awards. No more than 4,300,000 shares of common stock may be issued under the Plan, and no more than 430,000 shares of common stock may be awarded in the form of restricted stock awards. The Plan extends to April 25, 2003. Pre-1993 grants made under predecessor plans will be governed under the provisions of those plans. At December 31, 1995, there were 2,838,862 shares available for grant under the 1993 Plan.

Options are granted to purchase shares at prices not less than the closing market price of the shares on the dates the options were granted and expire 10 years from the date of grant. The average share price of all options exercised was $33.48 in 1995, $31.20 in 1994 and $27.41 in 1993.

------------------------------------------------------------------------
Changes in option shares outstanding
(thousands except for share price)      1995         1994         1993
------------------------------------------------------------------------
Option shares at beginning of year     1,612.1      1,708.4      1,730.7
Options granted                          642.8        247.1        245.1
------------------------------------------------------------------------
                                       2,254.9      1,955.5      1,975.8
------------------------------------------------------------------------
Less: Option shares exercised            390.9        323.1        182.2
      Stock appreciation rights
        exercised                         11.5          8.5         14.0
      Options canceled                    10.9         11.8         71.2
------------------------------------------------------------------------
                                         413.3        343.4        267.4
------------------------------------------------------------------------
Option shares at end of year           1,841.6      1,612.1      1,708.4
---------------------------------------=================================
Average share price of options        $  43.00     $  36.82     $  33.20
Option shares exercisable
  at end of year                       1,196.7      1,367.1      1,464.2
------------------------------------------------------------------------

The Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," is effective beginning in 1996. Under SFAS No. 123, employers are encouraged to recognize compensation expense based on the estimated fair value of employee stock options and other equity instruments at the date the instruments are granted. However, the statement allows companies to continue to use the intrinsic value based method under APB Opinion 25, which in most cases, does not result in a charge to earnings. For 1995, the fair value based method would have resulted in a charge to earnings of approximately $2 million. The company plans to adopt the additional detailed disclosure requirements of SFAS No. 123 in 1996.

PERFORMANCE RESTRICTED SHARES

Performance restricted shares issuable under the 1993 Long-Term Stock Incentive Plan entitle certain key executive employees to earn shares of Armstrong's common stock, only if the total return of Armstrong stock meets certain predetermined performance measures during a three-year performance period. At the end of the performance period, common stock awarded will generally carry an additional four-year restriction period whereby the shares will be held in custody by the company until the expiration or termination of the restriction. Compensation expense will be charged to earnings over the period in which the restrictions lapse. At the end of 1995, there were 156,510 performance restricted shares outstanding, with 9,111 accumulated dividend equivalent shares outstanding. Potential future common stock awards will fall in the range of 210,835 to 491,863 shares of Armstrong common stock. Common stock awards issued in February 1996, based on the performance period ended December 1995, were 210,835 shares.

RESTRICTED STOCK AWARDS

Restricted stock awards can be used for the purposes of recruitment, special recognition and retention of key employees. Awards for 76,400 shares of restricted stock were granted during 1995. At the end of 1995, there were 168,351 restricted shares of common stock outstanding with 2,646 accumulated dividend equivalent shares.

TREASURY SHARES

Treasury shares changes for 1995, 1994 and 1993 are as follows:

------------------------------------------------------------------
Years ended
December 31 (thousands)               1995        1994       1993
------------------------------------------------------------------
Common shares
Balance at beginning of year      14,602.1    14,656.5   14,750.6
Stock purchases/(1)/                 795.7       272.4        2.4
Stock issuance activity, net        (383.7)     (326.8)     (96.5)
------------------------------------------------------------------
Balance at end of year            15,014.1    14,602.1   14,656.5
----------------------------------================================

/(1)/Includes small unsolicited buybacks of shares, shares received under share tax withholding transactions and open market block purchases of stock through brokers.

In November 1994, the Board of Directors authorized the company to repurchase up to 2.5 million shares of its common stock, either in the open market or in negotiated transactions. During 1995, the company repurchased 782,110 shares under this program with a cash outlay of $40.6 million. Since the inception of the program, the company has repurchased 1,052,110 shares with a total cash outlay of $51.1 million as of December 31, 1995.

PREFERRED STOCK PURCHASE RIGHTS PLAN

In 1986, the Board of Directors declared a distribution of one right for each share of the company's common stock outstanding on and after March 21, 1986. Following the two-for-one stock split later in 1986, one-half of one right attaches to each share of common stock outstanding. In general, the rights become exercisable at $175 per right for a fractional share of a new series of Class A preferred stock (which will differ from the Series A Convertible Preferred Stock issued to the Employee Stock Ownership Plan described on page
21) 10 days after a person or group either acquires beneficial ownership of shares representing 20% or more of the voting power of the company or announces a tender or exchange offer that could result in such person or group beneficially owning shares representing 28% or more of the voting power of the company. If thereafter any person or group becomes the beneficial owner of 28% or more of the voting power of the company or if the company is the surviving company in a merger with a person or group that owns 20% or more of the voting power of the company, then each owner of a right (other than such 20% stockholder) would be entitled to purchase shares of common stock having a value equal to twice the exercise price of the right. Should the company be acquired in a merger or other business combination, or sell 50% or more of its assets or earnings power, each right would entitle the holder to purchase, at the exercise price, common shares of the acquirer having a value of twice the exercise price of the right. The exercise price was determined on the basis of the Board's view of the long-term value of the company's common stock. The rights have no voting power nor do they entitle a holder to receive dividends. At the company's option, the rights are redeemable prior to becoming exercisable at five cents per right. The rights expire on March 21, 1996. The Preferred Stock Purchase Rights Plan has been renewed for a further 10-year period with essentially the same terms and at an exercise price of $300 per right.

LITIGATION AND RELATED MATTERS

ASBESTOS-RELATED LITIGATION

The company is one of many defendants in pending lawsuits and claims involving, as of December 31, 1995, approximately 59,000 individuals alleging personal injury from exposure to asbestos-containing products. Included in the above number are approximately 12,800 lawsuits and claims from the approximately 87,000 individuals who have opted out of the settlement class action referred to below. About 14,300 claims from purported class members have been received as of December 31, 1995. Nearly all the pending personal injury suits and claims seek compensatory damages and except for those claims covered by the settlement class action, seek punitive damages arising from alleged exposures to asbestos-containing insulation products used, manufactured or sold by the company. The company discontinued the sale of all asbestos-containing insulation products in 1969. Although a large number of suits and claims pending in prior years have been resolved, neither the rate of future dispositions nor the number of future potential unasserted claims can be reasonably predicted.

The Judicial Panel for Multidistrict Litigation ordered the transfer of all pending federal cases to the Eastern District Court in Philadelphia for pretrial purposes. Periodically some of those cases are released for trial. Pending state court cases have not been directly affected by the transfer. A few state judges have consolidated numbers of asbestos-related personal injury cases for trial, a process the company generally opposes as being unfair.

SETTLEMENT CLASS ACTION

A settlement class action which includes essentially all future asbestos-related personal injury claims against members of the Center for Claims Resolution ("Center") referred to below was filed in Philadelphia on January 15, 1993, in the Eastern District of Pennsylvania. The settlement class action is designed to establish a nonlitigation system for the resolution of essentially all future asbestos-related personal injury claims against the Center members including this company. Other companies that are not Center members may be able to join the class action later. The class action proposes a voluntary settlement that offers a method for prompt compensation to claimants who were occupationally exposed to asbestos if they meet certain exposure and medical criteria. Compensation amounts are derived from historical settlement data. Under limited circumstances and in limited numbers, qualifying claimants may choose to arbitrate or litigate certain claims after their claims are processed within the system. No punitive damages will be paid under the proposed settlement. The settlement is designed to minimize transactional costs, including attorneys' fees, and to relieve the courts of the burden of handling future asbestos-related personal injury claims. Each member of the Center has an obligation for its own fixed share in this proposed settlement. The Court has ruled that claimants who neither filed a lawsuit against Center members nor filed an exclusion request form are subject to the class action. The class action does not include claims deemed otherwise not covered by the class action settlement or claims for property damage. Annual case flow caps and compensation ranges for each compensable medical category including amounts paid even more promptly under the simplified payment procedures have been established for an initial period of 10 years. Case flow caps may be increased if they were substantially exceeded during the previous five-year period. The case flow figures and annual compensation levels are subject to renegotiation after the initial 10-year period. On August 16, 1994, the Court tentatively approved the settlement. The opt outs from the settlement class action are not claims as such but rather are reservation of rights to possibly bring claims in the future. The settlement will become final only after certain issues, including issues related to insurance coverage, are resolved and appeals are exhausted. This process could take up to several years. The Center members have stated their intention to resolve over a five-year period the personal injury claims that were pending when the settlement class action was filed. A significant number of these pending claims have been finally or tentatively settled with a number of the plaintiffs' counsel.

The company is seeking agreement from its insurance carriers or a binding judgment against them that the class action will not jeopardize existing insurance coverage; and the class action is contingent upon such an agreement or judgment. With respect to carriers that do not agree, this matter will be resolved either by alternative dispute resolution, in the case of the insurance carriers that subscribed to the Wellington Agreement referred to below, or else by litigation.

INSURANCE SETTLEMENTS

The pending personal injury lawsuits and claims against the company are being paid by insurance proceeds under the 1985 Agreement Concerning Asbestos-Related Claims (the "Wellington Agreement") and by insurance proceeds from other insurance settlements noted below. A new claims handling organization, known as the Center for Claims Resolution, was created in October 1988 by Armstrong and 20 other companies to replace the Wellington Asbestos Claims Facility (the "Facility"), which has since been dissolved. Generally, the dissolution of the Facility does not essentially affect the company's overall Wellington Agreement insurance settlement. That settlement provided for a final resolution of nearly all disputes concerning insurance for asbestos-related personal injury claims as between the company and three of its primary insurers and eight of its excess insurers. The one primary carrier that did not sign the Wellington Agreement paid into the Wellington Facility and settled with the company in March 1989 nearly all outstanding issues relating to insurance coverage for asbestos-related personal injury and property damage claims. In addition, one of the company's large excess-insurance carriers entered into a settlement agreement in 1986 with the company under which payments for personal injury claims were made through the Wellington Facility, and this carrier continues to make payments for such claims through the Center for Claims Resolution. Other excess-insurance carriers also have entered into settlement agreements with the company which complement Wellington including a settlement in 1994 that was entered into with a significant excess carrier. ACandS, Inc., a former subsidiary of the company, which for certain insurance periods has coverage rights under some company insurance policies, subscribed to the Wellington Agreement but did not become a member of the Center for Claims Resolution.

One excess carrier (providing $25 million of insurance coverage) and certain companies in an excess carrier's block of coverage (involving several million dollars of coverage) have become insolvent. Certain carriers providing excess level coverage solely for property damage claims also have become insolvent. The several million dollars of coverage referred to has been paid by company reserves. The $25 million insolvency gap is being covered by other available insurance coverage. The company and ACandS, Inc., have negotiated a settlement agreement which reserves for ACandS, Inc., a certain amount of insurance from joint policies solely for its use in the payment of costs associated with the asbestos-related personal injury and property damage claims.

CENTER FOR CLAIMS RESOLUTION

The Center operates under a concept of allocated shares of liability payments and defense costs for its members based primarily on historical experience, and it defends the members' interests and addresses pending and future claims in a manner consistent with the prompt, fair resolution of meritorious claims. In late 1991, the Center sharing formula was revised to provide that members will pay only on claims in which the member is a named defendant. At that time, this change caused a slight increase in the company's share. Subsequent share adjustments by the Center have resulted in an increased liability share for the company in certain areas. As to future claims resolved under the settlement class action, the company has agreed to a percentage of each resolution payment. Although the Center members and their participating insurers were not obligated beyond one year, the insurance companies are expected to commit to the continuous operation of the Center for an eighth year and to the funding of the Center's operating expenses. With the filing of the settlement class action, the Center will continue to process pending claims and will handle the program for processing future asbestos-related personal injury claims if the class action settlement is finally approved by the courts. No forecast can be made for future years regarding either the rate of pending and future claims resolution by the Center or the rate of utilization of company insurance.

PROPERTY DAMAGE LITIGATION

The company is also one of many defendants in a total of 32 pending lawsuits and claims, including class actions, as of December 31, 1995, brought by public and private building owners. These lawsuits and claims include allegations of damage to buildings caused by asbestos-containing products and generally claim compensatory and punitive damages and equitable relief, including reimbursement of expenditures, for removal and replacement of such products. These suits and claims appear to be aimed at friable (easily crumbled) asbestos-containing products although allegations in some suits encompass other asbestos-containing products, including allegations with respect to previously installed asbestos-containing resilient flooring. The company vigorously denies the validity of the allegations against it contained in these suits and claims. Increasing defense costs, paid by the company's insurance carriers either under reservation or settlement arrangement, will be incurred. These suits and claims are not encompassed within the Wellington Agreement nor are they being handled by the Center for Claims Resolution.

INSURANCE COVERAGE SUIT

In 1989, Armstrong concluded the trial phase of a lawsuit in California state court to resolve disputes concerning certain of its insurance carriers' obligations with respect to personal injury and property damage liability coverage, including defense costs, for alleged personal injury and property damage asbestos-related lawsuits and claims. The Court issued final decisions generally in the company's favor, and the carriers appealed. The California Court of Appeal substantially upheld the trial court's final decisions, and the insurance carriers petitioned the California Supreme Court to hear the asbestos-related personal injury and property damage coverage issues. The California Supreme Court accepted review pending its review of related issues in another California case. The California Supreme Court ruled favorably to the insured company on the issues in that other case and recently referred the company's case to the Court of Appeal for further review. Since the company's 1994 settlement with a significant excess carrier, only one excess carrier providing products coverage for personal injury claims remains in the personal injury coverage litigation. Based upon the trial court's favorable final decisions in important phases of the trial relating to coverage for asbestos-related personal injury and property damage lawsuits and claims, including the favorable decision by the California Court of Appeal, and a review of the coverage issues by its counsel, the company believes it has a substantial legal basis for sustaining its right to defense and indemnification. For the same reasons, the company also believes that it is probable that claims by the several primary carriers for recoupment of defense expenses in the property damage litigation, which the carriers also appealed, will ultimately not be successful.

NONPRODUCTS INSURANCE COVERAGE

Nonproducts insurance coverage is included in the company's primary insurance policies and certain excess policies for nonproducts claims. Nonproducts claims include claims that may have arisen out of exposure during installation of asbestos materials or before control of such materials has been relinquished. Negotiations are currently underway with several of the company's primary carriers to resolve the nonproducts coverage issues and to establish entitlement to and the amount of such coverage. The additional coverage potentially available to pay claims categorized as nonproducts is substantial and, at the primary level, includes defense costs in addition to indemnity limits. The company is entitled to pursue alternative dispute resolution proceedings against the primary and certain excess carriers to resolve the nonproducts coverage issues.

CONCLUSIONS

The company does not know how many claims will be filed against it in the future, nor the details thereof or of pending suits not fully reviewed, nor the expense and any liability that may ultimately result therefrom, nor does the company know whether the settlement class action will ultimately succeed, the number of individuals who ultimately will be deemed to have opted out or who could file claims outside the settlement class action, nor the annual claims caps to be negotiated after the initial 10-year period for the settlement class action or the compensation levels to be negotiated for such claims, nor the scope of its nonproducts coverage ultimately deemed available or the ultimate conclusion of the California insurance coverage litigation. Subject to the foregoing and based upon its experience and other factors also referred to above, the company believes that the estimated $166 million in liability and defense costs recorded on the 1995 balance sheet will be incurred to resolve an estimated 59,000 asbestos-related personal injury claims pending against the company as of December 31, 1995. These claims include claims that were filed for the period from January 1, 1994, to January 24, 1994, and which were previously treated as potentially included within the settlement class action, and those claims filed by claimants who have been identified as having filed exclusion request forms to opt out of the settlement class action. A ruling from the Court established January 24, 1994, as the date after which any asbestos-related personal injury claims filed by non-opt-out claimants against the company or other members of the Center are subject to the settlement class action. In addition to the currently estimated pending claims and any claims filed by individuals deemed to have opted out of the settlement class action, any claims otherwise determined not to be subject to the settlement class action will be resolved outside the settlement class action. The company does not know how many such claims ultimately may be filed by claimants deemed to have opted out of the class action or by claimants otherwise determined not to be subject to the settlement class action.

An insurance asset in the amount of $166 million recorded on the 1995 balance sheet reflects the company's belief in the availability of insurance in this amount to cover the liability in like amount referred to above. Such insurance has either been agreed upon or is probable of recovery through negotiation, alternative dispute resolution or litigation. The company also notes that, based on maximum mathematical projections covering a 10-year period from 1994 to 2004, its estimated cost in the settlement class action reflects a reasonably possible additional liability of $245 million. A portion of such additional liability may not be covered by the company's ultimately applicable insurance recovery. However, the company believes that any after-tax impact on the difference between the aggregate of the estimated liability for pending cases and the estimated cost for the 10-year maximum mathematical projection, and the probable insurance recovery, would not be material either to the financial condition of the company or to its liquidity, although it could be material to earnings if it is determined in a future period to be appropriate to record a reserve for this difference. The period in which such a reserve may be recorded and the amount of any reserve that may be appropriate cannot be determined at this time. Subject to the uncertainties and limitations referred to above and based upon its experience and other factors, the company believes it is probable that substantially all of the expenses and any liability payments associated with the asbestos-related property damage claims will be paid under an existing interim agreement, by insurance coverage settlement agreements and through additional coverage reasonably anticipated from the outcome of the insurance litigation. Even though uncertainties still remain as to the potential number of unasserted claims, liability resulting therefrom and the ultimate scope of its insurance coverage, after consideration of the factors involved, including the Wellington Agreement, the referenced settlements with other insurance carriers, the results of the trial phase and the intermediate appellate stage of the California insurance coverage litigation, the remaining reserve, the establishment of the Center, the settlement class action, and its experience, the company believes the asbestos-related lawsuits and claims against the company would not be material either to the financial condition of the company or to its liquidity, although as stated above, the net effect of any future liabilities recorded in excess of insurance assets could be material to earnings in such future period.

Additional details concerning this litigation are set forth in the company's Form 10K available to any shareholder upon request.

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

A second trial of the TINS' litigation began on April 26, 1994, in the Newark, New Jersey, District Court. TINS asked for damages in a range of $17 to $56 million. A jury found that Armstrong had breached its contract with TINS and had interfered with TINS' contractual business relationship with an Armstrong wholesaler but that Armstrong's conduct did not damage TINS and awarded no compensatory or nominal money damages. Following oral argument on November 14, 1994, TINS' motion for a partial or complete new trial was denied by the District Court and TINS filed an appeal with the U.S. Court of Appeals for the Third Circuit. On October 11, 1995, the case was argued before a panel of the U.S. Court of Appeals for the Third Circuit, and on October 20, 1995, the Court issued a Judgment Order affirming the 1994 District Court verdict in favor of the company. On November 2, 1995, TINS filed a Petition for Rehearing by the same panel which was denied on December 5, 1995. On January 24, 1996, TINS filed a motion seeking further appellate review by the Circuit Court.

Quarterly financial information (millions except for per-share data)         First     Second      Third     Fourth   Total year
----------------------------------------------------------------------------------------------------------------------------------
1995*       Net sales                                                       $502.2     $536.0     $549.0     $497.7     $2,084.9
            Gross profit                                                     166.7      177.9      184.6      146.0        675.2
            Earnings (loss) from continuing businesses                        26.5       47.4       14.4      (74.7)        13.6
            Net earnings                                                      34.4       52.7       19.4       16.8        123.3
            Per share of common stock:**
                Primary:       Earnings (loss) from continuing businesses      0.61       1.17       0.29      (2.09)       (0.02)
                               Net earnings                                    0.82       1.31       0.42       0.35         2.90
                Fully diluted: Earnings (loss) from continuing businesses      0.57       1.05       0.28      (2.09)       (0.02)
                               Net earnings                                    0.75       1.18       0.40       0.34         2.67
            Dividends per share of common stock                                0.32       0.36       0.36       0.36         1.40
            Price range of common stock--low                                  38 3/8     43         50 1/4     52 7/8       38 3/8
            Price range of common stock--high                                 48 1/2     52         60 1/2     64 1/8       64 1/8
----------------------------------------------------------------------------------------------------------------------------------
1994*       Net sales                                                       $461.1     $508.6     $525.6     $510.4     $2,005.7
            Gross profit                                                     153.9      180.6      190.9      154.8        680.2
            Earnings from continuing businesses                               42.5       48.7       56.6       39.4        187.2
            Net earnings                                                      48.0       53.3       61.6       47.5        210.4
            Per share of common stock:**
            Primary:       Earnings from continuing businesses                 1.03       1.19       1.41       0.93         4.60
                           Net earnings                                        1.17       1.31       1.54       1.17         5.22
            Fully diluted: Earnings from continuing businesses                 0.93       1.07       1.25       0.85         4.10
                           Net earnings                                        1.06       1.18       1.37       1.04         4.64
            Dividends per share of common stock                                0.30       0.32       0.32       0.32         1.26
            Price range of common stock--low                                  49 3/8      43 3/8    43         36           36
            Price range of common stock--high                                 57 1/2      57 1/4    53 7/8     46 5/8       57 1/2
----------------------------------------------------------------------------------------------------------------------------------

* 1994 and the first, second and third quarters of 1995 have been restated for the results of the discontinued business and formation of the ceramic tile business combination.

**The sum of the quarterly earnings per-share data does not always equal the total year amounts due to changes in the average shares outstanding and, for fully diluted data, the exclusion of the antidilutive effect in certain quarters.

FOURTH QUARTER 1995 COMPARED WITH FOURTH QUARTER 1994

Sales from continuing businesses of $497.7 million decreased 2.5% from the $510.4 million recorded in 1994 primarily due to the continued weakness in U.S. residential end-use markets. Sales within North America decreased by 2.6%. The European area continued its growth with a sales increase of 3.3%, about three fifths of which was due to the translation of foreign currencies to weaker U.S. dollar.

The loss from continuing businesses was $74.7 million, or $2.09 per share on both a primary and fully diluted basis, compared with net earnings of $39.4 million in fourth quarter 1994. Fourth-quarter 1994 earnings per share from continuing businesses were $0.93 on a primary basis and $0.85 on a fully diluted basis.

Included in the 1995 loss from continuing businesses is an after-tax loss of $116.8 million ($2.73 per share on a fully diluted basis) related to the combination of Armstrong's ceramic tile business with Dal-Tile International Inc. Armstrong received 37% of the combined Dal-Tile stock in exchange for its ceramic tile operations and $27.6 million in cash.

The loss from continuing businesses resulted from the loss on the business com-bination, decreased sales volume and higher cost of goods sold. Cost of goods sold, when expressed as a percent of sales, increased to 70.6% from the 69.7% of 1994's fourth quarter. This increase reflects the start-up costs for the new insulation products plant in Mebane, North Carolina, and unfavorable mixes in U.S. residential flooring sales. Also impacting operating income was lower unallocated corporate expense due to decreased incentive pay and consulting expenses.

Operating income decreased in all segments except building products. Operating income in the floor coverings segment was $35.1 million compared with $41.1 million in 1994. In the resilient flooring part of this segment, operating income was lower mainly due to decreased sales levels in higher margin, professionally installed residential sheet products. Worldwide building products fourth-quarter operating income was $19.8 million compared with 1994 fourth-quarter income of $16.9 million. This increase was aided by higher sales in Europe which more than offset the North American activity which flattened with general economic weakness. Industry products operating income of $5.7 million declined when compared with the $8.3 million for the similar period in 1994. The 1995 fourth-quarter results were impacted by plant start-up costs and the need to meet competitive selling prices.

The 1995 fourth-quarter effective tax rate on the loss was 40.1% compared with 23.1% on last year's fourth-quarter earnings. Excluding the tax benefit on the loss related to the ceramic tile business combination, the 1995 effective tax rate was 29.7%. Last year's low effective tax rate included tax benefits related to foreign and state income tax expense that were reduced as a result of realization of previously unrecognized deferred tax assets and lower withholding taxes on foreign dividends.

In December 1995, the company sold the stock of Thomasville Furniture Industries, Inc., to INTERCO Incorporated. As a result of the sale, an after-tax gain of $83.9 million, or $2.24 per share on primary basis and $1.96 on a fully diluted basis, was recorded. The fourth-quarter earnings from this discontinued business were $7.5 million in 1995, or $0.20 per share on a primary basis and $0.18 on a fully diluted basis. 1994 fourth-quarter Thomasville earnings were $8.1 million, or $0.22 per share on primary basis and $0.19 on a fully diluted basis.

Net earnings were $16.8 million in 1995 compared with $47.5 million in 1994. Net earnings per common share were $0.35 on a primary basis and $0.34 on a fully diluted basis in the 1995 quarter, compared with 1994's $1.17 on a primary basis and $1.04 on a fully diluted basis.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Armstrong World Industries, Inc. and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion the related supplementary information and schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

KPMG PEAT MARWICK LLP

Philadelphia, PA
February 16, 1996

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

Not applicable.
                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Directors of the Registrant
---------------------------

The information appearing in the tabulation in the section captioned "Election of Directors" on pages 1-5 of the Company's 1996 Proxy Statement is incorporated by reference herein.

Executive Officers of the Registrant
------------------------------------

George A. Lorch* -- Age 54; Chairman of the Board since April 25, 1994; and President (Chief Executive Officer) since September 7, 1993; Executive Vice President 1988-1993.

E. Allen Deaver* -- Age 60; Executive Vice President since March 1, 1988.

Henry A. Bradshaw -- Age 60; President, Worldwide Building Products Operations since November 22, 1994; Group Vice President, Worldwide Building Products Operations, 1993-1994; Group Vice President, Building Products Operations, 1990-1993.

Stephen E. Stockwell -- Age 50; President, Corporate Retail Accounts Division since November 22, 1994; Vice President, Corporate Retail Accounts July 1, 1994, through November 22, 1994; General Manager, Residential Sales, Floor Division January 26, 1994 through July 1, 1994; Field Sales Manager, Floor Division, 1988-1994.

Ulrich J. Weimer -- Age 51; President, Armstrong Insulation Products since February 1, 1996; Geschaftsfuhrer, Armstrong World Industries G.m.b.H. since December 11, 1995; General Manager, Worldwide Insulation Products Operations February 1, 1993 through June 1, 1995; General Manager, Worldwide Insulation, Armstrong Europe Services, August 1, 1991 through January 31, 1993; General Manager, Industry Products Operations, Armstrong Europe Services, January 1, 1991 through July 31, 1991.

Douglas L. Boles -- Age 38; Senior Vice President, Human Resources since March 1, 1996; and the following positions with PepsiCo (Consumer Products): Vice President of Human Resources, Pepsi Foods International Europe Group (U.K.) June 1995-February 1996; Vice President of Human Resources, Walkers Snack Foods (U.K.) March 1994-June 1995; Vice President of Human Resources, Snack Ventures Europe (Netherlands) September 1992-March 1994; Vice President of Human Resources, PepsiCola International, Latin America Division (Brazil) October 1989-September 1992.

Larry A. Pulkrabek -- Age 56; Senior Vice President, Secretary and General Counsel since February 1, 1990.

Frank A. Riddick, III -- Age 39; Senior Vice President, Finance and Chief Financial Officer since April 1995; and the following positions with FMC Corporation, Chicago, IL (chemicals, machinery): Controller May 1993-March 1995; Treasurer December 1990-May 1993.

David J. Feight -- Age 53; Vice President and Director of Business Development since May 1, 1994; Team Leader PATH process 1993-1994; General Manager Sales and Marketing, Building Products Operations 1988-1993.

Stephen C. Hendrix -- Age 55; Treasurer since January 25, 1993; and the following positions with SmithKline Beecham Corporation (Pharmaceuticals, Consumer Products): Vice President and Treasurer, 1989-1991.

Bruce A. Leech, Jr. -- Age 53; Controller since February 1, 1990.


All information presented above is current as of March 1, 1996. The term of office for each Executive Officer in his present capacity is one year, and each such Executive Officer will serve until reelected or until a successor is elected at the annual meeting of directors which follows the annual shareholders' meeting. Each Executive Officer has been employed by the Company in excess of five continuous years with the exception of Messrs. Boles, Hendrix and Riddick. Members of the Executive Committee of the Board of Directors as of March 1, 1996, are designated by an asterisk(*) following each of their names. The Executive Committee consists of those Executive Officers who serve as Directors.

Item 11.  Executive Compensation
--------------------------------

The information appearing in the sections captioned "Directors' Compensation" on pages 5-6 and "Compensation Committee Interlocks and Insider Participation," "Executive Officers' Compensation," (other than the information contained under the subcaption "Performance Graph") and "Retirement Income Plan Benefits," on pages 11-16 of the Company's 1996 Proxy Statement is incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The information appearing in the sections captioned "Stock Ownership of Certain Beneficial Owners" on page 17 and "Directors' and Executive Officers' Security Ownership" on page 7 of the Company's 1996 Proxy Statement is incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

Not applicable.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

The financial statements and schedules filed as a part of this Annual Report on Form 10-K are listed in the "Index to Financial Statements and Schedules" on page 29.

a. The following exhibits are filed as a part of this Annual Report on Form 10-K:

Exhibits
--------

No. 3(a)            Registrant's By-laws, as amended effective      February 27,
                    1995, are incorporated by reference herein from registrant's 1994 Annual Report on Form 10-K wherein they appear as
                    Exhibit 3(a).

No. 3(b) Registrant's restated Articles of Incorporation, as amended, are incorporated by reference herein from registrant's 1994 Annual Report on Form 10-K wherein they appear as Exhibit 3(b).

No. 4(a) Registrant's Rights Agreement effective as of March 21, 1996, between the registrant and Chemical Mellon Shareholder Services, L.L.C., as Rights Agent, relating to the registrant's Preferred Stock Purchase Rights is incorporated by reference herein from registrant's registration statement on Form 8-A/A wherein it appeared as Exhibit 1.

No. 4(b) Registrant's Employee Stock Ownership Plan ("Share In Success Plan") as amended, is incorporated by reference herein from the registrant's 1992 Annual Report on Form 10-K wherein it appears as Exhibit 4(b).

No. 4(c) Copy of Indenture, dated as of March 15, 1988, between the registrant and Morgan Guaranty Trust Company of New York, as Trustee, as to which The First National Bank of Chicago is successor trustee.

No. 4(d) Registrant's Supplemental Indenture dated as of October 19, 1990, between the registrant and The First National Bank of Chicago, as Trustee, is incorporated by reference herein from registrant's 1994 Annual Report on Form 10-K wherein it appears as Exhibit 4(d).

No. 10(i)(a)        Agreement Concerning Asbestos-Related Claims dated June 19,
                    1985, (the "Wellington Agreement") among the registrant and other companies is incorporated by reference herein from the registrant's 1993 Annual Report on Form 10-K wherein it appears as Exhibit 10(i)(a).

No. 10(i)(b)        Producer Agreement concerning Center for Claims Resolution dated September 23, 1988, among the registrant and other companies as amended, is incorporated herein by reference from the registrant's 1992 Annual Report on Form 10-K wherein it appears as Exhibit 10(i)(b).

No. 10(i)(c)        Credit Agreement between the registrant, certain banks
                    listed therein, and Morgan Guaranty Trust Company of New
                    York, as Agent, dated as of February 7, 1995, providing for a $200,000,000 credit facility, is incorporated by reference herein from registrant's 1994 Annual Report on Form 10-K wherein it appears as Exhibit 10(i)(c).

No. 10(iii)(a)      Copy of registrant's Long-Term Stock Option Plan for Key
                    Employees, as amended.  *

No. 10(iii)(b)      Registrant's Deferred Compensation Plan for Nonemployee
                    Directors, as amended, is incorporated by reference herein from registrant's 1994 Annual Report on Form 10-K wherein it appears as Exhibit 10(iii)(b). *

No. 10(iii)(c)      Registrant's Directors' Retirement Income Plan, as amended, is incorporated by reference herein from the registrant's
                    1992 Annual Report on Form 10-K wherein it appears as
                    Exhibit 10(iii)(d).  *

No. 10(iii)(d)      Registrant's Management Achievement Plan for Key Executives,
                    as amended, is incorporated by reference herein from registrant's 1994 Annual Report on Form 10-K wherein it appears as Exhibit 10(iii)(d). *

No. 10(iii)(e)      Registrant's Retirement Benefit Equity Plan (formerly known as the Excess Benefit Plan), as amended, is incorporated by reference herein from the registrant's 1992 Annual Report on Form 10-K wherein it appears as Exhibit 10(iii)(f). *

No. 10(iii)(f)      Armstrong Deferred Compensation Plan, as amended, is
                    incorporated by reference herein from registrant's 1994
                    Annual Report on Form 10-K wherein it appears as Exhibit
                    10(iii)(f).  *

No. 10(iii)(g)      Registrant's Employment Protection Plan for Salaried
                    Employees of Armstrong World Industries, Inc., as amended, is incorporated by reference herein from registrant's 1994
                    Annual Report on Form 10-K wherein it appears as Exhibit
                    10(iii)(g).  *

No. 10(iii)(h)      Registrant's Restricted Stock Plan For Nonemployee Directors
                    is incorporated by reference herein from the Company's 1995
                    Proxy Statement wherein it appears as Exhibit A.  *

No. 10(iii)(i)      Registrant's Severance Pay Plan for Salaried Employees, is
                    incorporated by reference herein from registrant's 1994
                    Annual Report on Form 10-K wherein it appears as Exhibit
                    10(iii)(i).  *

No. 10(iii)(j)      Registrant's 1993 Long-Term Stock Incentive Plan is
                    incorporated by reference herein from the registrant's 1993
                    Proxy Statement wherein it appears as Exhibit A.*

No. 11 A statement regarding computation of per share earnings on both primary and fully diluted bases is set forth in the Financial Statement Schedules on pages 30 of this Annual Report on Form 10-K.

No. 21              List of the registrant's domestic and foreign subsidiaries.

No. 24              Consent of Independent Auditors.

No. 25              Powers of Attorney and authorizing resolutions.

No. 27              Financial Data Statement

No. 28(ii)(a)       Copy of Annual Report on Form 11-K for the fiscal year ended
                    September 30, 1995, for the Retirement Savings Plan For
                    Salaried Employees of Armstrong World Industries, Inc. is herewith filed with the Commission.

No. 28(ii)(b)       Copy of Annual Report on Form 11-K for the fiscal year ended
                    September 30, 1995, for the Retirement Savings Plan For
                    Hourly-Paid Employees of Armstrong World Industries, Inc. is herewith filed with the Commission.

No. 28(ii)(c)       Copy of Annual Report on Form 11-K for the fiscal year ended
                    September 30, 1995, for the Retirement Savings Plan For
                    Hourly-Paid Employees of Thomasville Furniture, Inc. is herewith filed with the Commission.

No. 28(ii)(d)       Copy of Annual Report on Form 11-K for the fiscal year ended
                    September 30, 1995, for the Armstrong World Industries, Inc.
                    Employee Stock Ownership Plan ("Share In Success Plan") is herewith filed with the Commission.

No. 28(ii)(e)       Copy of Annual Report on American Olean Tile Company, Inc.
                    Savings Plan for Production & Maintenance Employees for the fiscal year ended September 30, 1995, is herewith filed with the Commission.

No. 28(ii)(f)       Copy of Annual Report on American Olean Tile Company, Inc.
                    Savings Plan for Salaried Employees for the fiscal year ended September 30, 1995, is herewith filed with the Commission.

                    *    Compensatory Plan

b.   During the last quarter of 1995, no reports on Form 8-K were filed.


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

                              ARMSTRONG WORLD INDUSTRIES, INC.
                              --------------------------------
                                      (Registrant)

                              By   /s/ George A. Lorch
                                 -----------------------------
                                        Chairman


                              Date     March 25, 1996
                                   ---------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Directors and Principal Officers of the registrant:

George A. Lorch                   Chairman and President (Principal Executive
                                  Officer)
Frank A. Riddick, III             Senior Vice President, Finance
                                  (Principal Financial Officer)
Bruce A. Leech, Jr.               Controller
                                  (Principal Accounting Officer)
H. Jesse Arnelle                  Director
Van C. Campbell                   Director
E. Allen Deaver                   Director
Ursula F. Fairbairn               Director       By    /s/George A. Lorch
Michael C. Jensen                 Director             ----------------------
James E. Marley                   Director             (George A. Lorch as
Robert F. Patton                  Director             attorney-in-fact and
J. Phillip Samper                 Director             on his own behalf)
Jerre L. Stead                    Director
                                                       As of March 25, 1996

               ARMSTRONG WORLD INDUSTRIES, INC. AND SUBSIDIARIES

                  Index to Financial Statements and Schedules

The following consolidated financial statements and Financial Review are filed as part of this Annual Report on Form 10-K:

     Consolidated Balance Sheets as of December 31, 1995 and 1994

     Consolidated Statements of Earnings for the Years Ended December 31, 1995, 1994, and 1993

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994, and 1993

     Consolidated Statements of Shareholders Equity for the Years Ended December 31, 1995, 1994, and 1993

The following additional financial data should be read in conjunction with the financial statements. Schedules not included with this additional data have been omitted because they are not applicable or the required information is presented in the financial statements or the financial review.



               Additional Financial Data                   Page No.
               -------------------------                   --------

Supplementary information to financial
  review

  Computation for Primary Earnings                            30
    per Share
  Computation for Fully Diluted                               31
    Earnings per Share

  Depreciation Rates                                          32

Schedule II - Valuation and Qualifying Reserves               33

                   Computation for Primary Earnings Per Share
                          for Years ended December 31
                (Amounts in millions except for per-share data)

                                                     1995      1994     1993
                                                     ----      ----     ----

Common Stock and Common Stock Equivalents
-----------------------------------------

Average number of common shares outstanding
  including shares issuable under stock options      37.6      37.6     37.7
                                                     ====      ====     ====
Earnings Per Share from Continuing
----------------------------------
  Businesses
  ----------

Earnings from continuing businesses                $ 13.6    $187.2   $ 49.0
Less:
  Dividend requirement on Series A convertible
    preferred stock                                  18.8      19.0     19.2
Plus:
  Tax benefit on dividends paid on unallocated
    preferred shares                                  4.5       4.9      5.3
                                                   ------    ------   ------
Earnings (loss) from continuing businesses         $  (.7)   $173.1   $ 35.1
                                                   ======    ======   ======
Earnings (loss) from continuing businesses
  per share of common stock                        $ (.02)   $ 4.60   $  .93
                                                   ======    ======   ======


Net Earnings Per Share
----------------------

Net earnings                                       $123.3    $210.4   $ 63.5
Less:
  Dividend requirement on Series A convertible
    preferred stock                                  18.8      19.0     19.2
Plus:
  Tax benefit on dividends applicable to
    unallocated preferred shares                      4.5       4.9      5.3
                                                   ------    ------   ------
Net earnings application to common stock           $109.0    $196.3   $ 49.6
                                                   ======    ======   ======

Net earnings per share of common stock             $ 2.90    $ 5.22   $ 1.32
                                                   ======    ======   ======

                Computation for Fully Diluted Earnings Per Share
                          for Years ended December 31
                (Amounts in millions except for per-share data)

                                                      1995       1994      1993
                                                     ------     ------    ------
Common Stock and Common Stock Equivalents
-----------------------------------------
Average number of common shares outstanding
  including shares issuable under stock options        37.6       37.6      37.7
Average number of common shares issuable under
  the Employee Stock Ownership Plan                     5.4        5.8       5.6
                                                     ------     ------    ------
Average number of common and common equivalent
  shares outstanding                                   43.0       43.4      43.3
                                                     ======     ======    ======

Pro Forma Adjustment to Earnings from
-------------------------------------
  Continuing Businesses
  ---------------------
Earnings from continuing businesses before
  pro forma adjustments                              $ 13.6     $187.2     $49.0
Less:
  Increased contribution to the Employee Stock
    Ownership Plan assuming conversion of
    preferred shares to common                          7.3        7.9       8.2
  Net reduction in tax benefits assuming
    conversion of the Employee Stock Ownership
    Plan preferred shares to common                     1.2        1.0       0.9
                                                     ------     ------    ------
Pro forma earnings from continuing businesses        $  5.1     $178.3    $ 39.9
                                                     ======     ======    ======
Fully diluted earnings (loss) per share
 from continuing businesses                       (a)$ (.02)    $ 4.10    $ 0.92
                                                     ======     ======    ======

Pro Forma Adjustment to Net Earnings
------------------------------------
Net earnings as reported                             $123.3     $210.4    $ 63.5
Less:
  Increased contribution to the Employee Stock
    Ownership Plan assuming conversion of
    preferred shares to common                          7.3        7.9       8.2
  Net reduction in tax benefits assuming conversion
    of the Employee Stock Ownership Plan
    preferred shares to common                          1.2        1.0       0.9
                                                     ------     ------    ------
Pro forma net earnings                               $114.8     $201.5    $ 54.4
                                                     ======     ======    ======

Fully diluted net earnings per share                 $ 2.67     $ 4.64    $ 1.26
                                                     ======     ======    ======


(a) Fully diluted earnings (loss) per share from continuing businesses for 1995 was antidilutive.

                               DEPRECIATION RATES

                          For Years Ended December 31



The approximate average effective rates of depreciation are as follows:

                                       1995       1994      1993
                                       ----       ----      ----
                                         %          %         %
  Domestic companies:
    Buildings                            3.3        3.3       3.3
    Machinery and Equipment              6.2        6.3       6.6


  Foreign companies:
    Buildings                            3.8        3.3       3.2
    Machinery and Equipment              8.5        9.5       8.0

                                                            SCHEDULE II
                                                            -----------

            Valuation and Qualifying Reserves of Accounts Receivable
            --------------------------------------------------------

                          For Years Ended December 31
                          ---------------------------
                             (amounts in millions)

Provision for Losses                       1995           1994           1993
--------------------                       ----           ----           ----

Balance at Beginning of Year              $ 9.7          $11.1          $ 8.6

Additions Charged to Earnings             $ 2.9          $ 4.0          $ 8.4

Deductions                                $ 3.9          $ 5.4          $ 5.9

Balance at End of Year                    $ 8.7          $ 9.7          $11.1
-----------------------------------------------------------------------------
Provision for Discounts
-----------------------

Balance at Beginning of Year              $17.3          $14.0          $13.9

Additions Charged to Earnings             $82.2          $77.7          $69.6

Deductions                                $79.2          $74.4          $69.5

Balance at End of Year                    $20.3          $17.3          $14.0
-----------------------------------------------------------------------------
Provision for Discounts and Losses
----------------------------------

Balance at Beginning of Year              $27.0          $25.1          $22.5

Additions Charged to Earnings             $85.1          $81.7          $78.0

Deductions                                $83.1          $79.8          $75.4

Balance at End of Year                    $29.0          $27.0          $25.1


                                 EXHIBIT INDEX
Exhibits
--------
No. 3(a) Registrant's By-laws, as amended effective February 27, 1995, are incorporated by reference herein from registrant's 1994 Annual Report on Form 10-K wherein they appear as
                    Exhibit 3(a).

No. 3(b) Registrant's restated Articles of Incorporation, as amended, are incorporated by reference herein from registrant's 1994 Annual Report on Form 10-K wherein they appear as Exhibit 3(b).

No. 4(a) Registrant's Rights Agreement effective as of March 21, 1996, between the registrant and Chemical Mellon Shareholder Services, L.L.C., as Rights Agent, relating to the registrant's Preferred Stock Purchase Rights is incorporated by reference herein from registrant's registration statement on Form 8-A/A where it appeared as Exhibit 1.

No. 4(b) Registrant's Employee Stock Ownership Plan ("Share In Success Plan") as amended, is incorporated by reference herein from the registrant's 1992 Annual Report on Form 10-K wherein it appears as Exhibit 4(b).

No. 4(c) Copy of Indenture, dated as of March 15, 1988, between the registrant and Morgan Guaranty Trust Company of New York, as Trustee, as to which The First National Bank of Chicago is successor trustee.

No. 4(d) Registrant's Supplemental Indenture dated as of October 19, 1990, between the registrant and The First National Bank of Chicago, as Trustee, is incorporated by reference herein from registrant's 1994 Annual Report on Form 10-K wherein it appears as Exhibit 4(d).

No. 10(i)(a)        Agreement Concerning Asbestos-Related Claims dated June 19,
                    1985, (the "Wellington Agreement") among the registrant and other companies is incorporated by reference herein from the registrant's 1993 Annual Report on Form 10-K wherein it appears as Exhibit 10(i)(a).

No. 10(i)(b)        Producer Agreement concerning Center for Claims Resolution dated September 23, 1988, among the registrant and other companies as amended, is incorporated herein by reference from the registrant's 1992 Annual Report on Form 10-K wherein it appears as Exhibit 10(i)(b).

No. 10(i)(c)        Credit Agreement between the registrant, certain banks
                    listed therein, and Morgan Guaranty Trust Company of New
                    York, as Agent, dated as of February 7, 1995, providing for a $200,000,000 credit facility, is incorporated by reference herein from registrant's 1994 Annual Report on Form 10-K wherein it appears as Exhibit 10(i)(c).

No. 10(iii)(a)      Copy of registrant's Long-Term Stock Option Plan for Key
                    Employees, as amended.  *

No. 10(iii)(b)      Registrant's Deferred Compensation Plan for Nonemployee
                    Directors, as amended, is incorporated by reference herein from registrant's 1994 Annual Report on Form 10-K wherein it appears as Exhibit 10(iii)(b). *

No. 10(iii)(c)      Registrant's Directors' Retirement Income Plan, as amended, is incorporated by reference herein from the registrant's
                    1992 Annual Report on Form 10-K wherein it appears as
                    Exhibit 10(iii)(d).  *

No. 10(iii)(d)      Registrant's Management Achievement Plan for Key Executives,
                    as amended, is incorporated by reference herein from registrant's 1994 Annual Report on Form 10-K wherein it appears as Exhibit 10(iii)(d). *

No. 10(iii)(e)      Registrant's Retirement Benefit Equity Plan (formerly known as the Excess Benefit Plan), as amended, is incorporated by reference herein from the registrant's 1992 Annual Report on Form 10-K wherein it appears as Exhibit 10(iii)(f). *

No. 10(iii)(f)      Armstrong Deferred Compensation Plan, as amended, is
                    incorporated by reference herein from registrant's 1994
                    Annual Report on Form 10-K wherein it appears as Exhibit
                    10(iii)(f).  *

No. 10(iii)(g)      Registrant's Employment Protection Plan for Salaried
                    Employees of Armstrong World Industries, Inc., as amended, is incorporated by reference herein from registrant's 1994
                    Annual Report on Form 10-K wherein it appears as Exhibit
                    10(iii)(g).  *

No. 10(iii)(h)      Registrant's Restricted Stock Plan For Nonemployee Directors
                    is incorporated by reference herein from the Company's 1995
                    Proxy Statement wherein it appears as Exhibit A.  *

No. 10(iii)(i)      Registrant's Severance Pay Plan for Salaried Employees, is
                    incorporated by reference herein from registrant's 1994
                    Annual Report on Form 10-K wherein it appears as Exhibit
                    10(iii)(i).  *

No. 10(iii)(j)      Registrant's 1993 Long-Term Stock Incentive Plan is
                    incorporated by reference herein from the registrant's 1993
                    Proxy Statement wherein it appears as Exhibit A.*

No. 11 A statement regarding computation of per share earnings on both primary and fully diluted bases is set forth in the Financial Statement Schedules on page 30 of this Annual Report on Form 10-K.

No. 21              List of the registrant's domestic and foreign subsidiaries.

No. 24              Consent of Independent Auditors.

No. 25              Powers of Attorney and authorizing resolutions.

No. 27              Financial Data Statement

No. 28(ii)(a)       Copy of Annual Report on Form 11-K for the fiscal year ended
                    September 30, 1995, for the Retirement Savings Plan For
                    Salaried Employees of Armstrong World Industries, Inc. is herewith filed with the Commission.

No. 28(ii)(b)       Copy of Annual Report on Form 11-K for the fiscal year ended
                    September 30, 1995, for the Retirement Savings Plan For
                    Hourly-Paid Employees of Armstrong World Industries, Inc. is herewith filed with the Commission.

No. 28(ii)(c)       Copy of Annual Report on Form 11-K for the fiscal year ended
                    September 30, 1995, for the Retirement Savings Plan For
                    Hourly-Paid Employees of Thomasville Furniture, Inc. is herewith filed with the Commission.

No. 28(ii)(d)       Copy of Annual Report on Form 11-K for the fiscal year ended
                    September 30, 1995, for the Armstrong World Industries, Inc.
                    Employee Stock Ownership Plan ("Share In Success Plan") is herewith filed with the Commission.

No. 28(ii)(e)       Copy of Annual Report on American Olean Tile Company, Inc.
                    Savings Plan for Production & Maintenance Employees for the fiscal year ended September 30, 1995, is herewith filed with the Commission.

No. 28(ii)(f)       Copy of Annual Report on American Olean Tile Company, Inc.
                    Savings Plan for Salaried Employees for the fiscal year ended September 30, 1995, is herewith filed with the Commission.

                    *    Compensatory Plan