Form 10-Q
period 1996-03-31
ARMSTRONG WORLD INDUSTRIES INC
filed 1996-05-10
CIK 7431

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1996
                               -----------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -----------------------

Commission file number                         1-2116
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


                                     Yes    X             No  ________
                                         -------



Number of shares of registrant's common stock outstanding as of April 26, 1996 - 36,888,090

                         Part I - Financial Information
                         ------------------------------

Item 1.  Financial Statements
- ------   --------------------

Operating results for the first quarter of 1996, compared with the corresponding period of 1995 included in this report, are unaudited.

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

                                                       Three Months Ended
                                                            March 31
                                                       -------------------
                                                       1996           1995(a)
                                                       ----           ----

NET SALES                                              $ 501.2        $  502.2
Cost of goods sold                                       344.5           335.5
                                                        ------          ------
Gross profit                                             156.7           166.7
Selling, general & administrative expenses               101.7           105.1
Equity (earnings) from affiliates                         (2.7)           (3.7)
Restructuring charges                                       --            15.6
                                                        ------          ------
Operating income                                          57.7            49.7
Interest expense                                           6.3             8.0
Other expense (income), net                               (3.1)             .4
                                                        ------          ------

Earnings from continuing businesses before
 income taxes(b)                                          54.5            41.3
Income taxes                                              18.2            14.8
                                                        ------          ------

EARNINGS FROM CONTINUING BUSINESSES (c)                 $ 36.3          $ 26.5
Earnings from discontinued business, net
  of income taxes                                           --             7.9
                                                        ------          ------

NET EARNINGS                                            $ 36.3          $ 34.4
                                                        ======          ======

Net earnings per share of common stock:
    Primary:(d)
      Earnings from continuing businesses               $   .88         $   .61
      Earnings from discontinued business                    --             .21
      Net earnings                                      $   .88         $   .82

    Fully Diluted:(d)
      Earnings from continuing businesses               $   .81         $   .57
      Earnings from discontinued business                    --             .18
      Net earnings                                      $   .81         $   .75

Dividends paid per common share                         $   .36         $   .32

Average number of common shares outstanding:
    Primary                                               37.5            37.5
    Fully Diluted                                         42.8            43.1



See page 3 for explanation of (a), (b), (c) and (d). Also see accompanying footnotes to the financial statements beginning on page 8.

(a) Prior year was restated for the effects of the discontinued furniture business and the formation of the ceramic tile business combination.

(b) Depreciation and amortization charged against earnings from continuing businesses before income taxes amounted to $30.8 million in the three months ended March 31, 1996, and $29.5 million in the three months ended March 31, 1995.

(c) Earnings from continuing businesses for the three months ended March 31, 1995, include $10.1 million, or 24 cents per share on a fully diluted basis, of restructuring charges resulting from plans to close a plant in Braintree, Massachusetts.

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

               Armstrong World Industries, Inc., and Subsidiaries
                          Consolidated Balance Sheets
                          ---------------------------
                             (amounts in millions)

                                              Unaudited
   Assets                                   March 31, 1996   December 31, 1995
   ------                                   ---------------  ------------------

Current assets:
  Cash and cash equivalents                       $  118.5            $  256.9
  Accounts receivable less allowance                 255.2               217.9
  Inventories:
    Finished goods                                $  117.9            $  119.9
    Work in process                                   27.1                24.0
    Raw materials and supplies                        41.6                51.6
                                                  --------            --------
      Total inventories                              186.6               195.5
  Income tax benefits                                 29.5                26.9
  Other current assets                                29.7                25.5
                                                  --------            --------
      Total current assets                           619.5               722.7

Property, plant, and equipment                     1,885.2             1,854.1
  Less accumulated depreciation
    and amortization                                 992.5               975.9
                                                  --------            --------
      Net property, plant, and equipment             892.7               878.2

Insurance for asbestos-related
  liabilities(a)                                     151.0               166.0
Investment in affiliates                             164.8               162.1
Other noncurrent assets                              249.4               220.8
                                                  --------            --------

      Total assets                                $2,077.4            $2,149.8
                                                  ========            ========

    Liabilities and Shareholders' Equity
    ------------------------------------

Current liabilities:
  Short-term debt                                 $   24.6            $   22.0
  Current installments of long-term debt               5.1                40.1
  Accounts payable and accrued expenses              266.7               297.4
  Income taxes                                        26.5                16.4
                                                  --------            --------
      Total current liabilities                      322.9               375.9

Long-term debt                                       188.4               188.3
ESOP loan guarantee                                  234.7               234.7
Postretirement and postemployment benefits           244.0               242.8
Asbestos-related liabilities (a)                     151.0               166.0
Other long-term liabilities                          145.8               140.6
Deferred income taxes                                 14.5                16.5
Minority interest in subsidiaries                     10.1                10.0
                                                  --------            --------
      Total noncurrent liabilities                   988.5               998.9

Shareholders' equity:
  Convertible preferred stock at
    redemption value                              $  244.2            $  258.9
  Common stock                                        51.9                51.9
  Capital in excess of par value                      51.0                49.3
  Reduction for ESOP loan guarantee                 (224.1)             (225.1)
  Retained earnings                                1,156.8             1,133.8
  Foreign currency translation (b)                    13.7                18.0
  Treasury stock                                    (527.5)             (511.8)
                                                  --------            --------
      Total shareholders' equity                     766.0               775.0
                                                  --------            --------
      Total liabilities and shareholders'
        equity                                    $2,077.4            $2,149.8
                                                  ========            ========

See page 5 for explanation of references (a) and (b).
Also see accompanying footnotes to the financial statements beginning on page 8.

(a) The asbestos-related liability in the amount of $151.0 million represents the estimated liability and defense cost to resolve approximately 56,000 personal injury claims pending against the Company as of the end of the first quarter 1996. The insurance asset in the amount of $151.0 million reflects the Company's belief in the availability of insurance in an amount covering the liability. See footnote No. 2 beginning on page 8 for additional details.

(b) Foreign currency translation, reported as a separate component of shareholders' equity, is detailed as follows:

                                                       1996
                                                       ----
                                                    (millions)

     Balance at beginning of year                      $18.0

     Three months' translation adjustments and
       hedging of foreign investments                   (4.3)

     Allocated income taxes                              --
                                                       -----

     Balance at March 31, 1996                         $13.7
                                                       =====

               Armstrong World Industries, Inc., and Subsidiaries
                     Consolidated Statements of Cash Flows
                     -------------------------------------
                             (amounts in millions)
                                   Unaudited

                                                           Three Months Ended
                                                                March 31
                                                             1996      1995(a)
                                                           ---------  ---------
Cash flows from operating activities:
  Net earnings                                             $  36.3     $ 34.4
  Adjustments to reconcile net earnings to net cash
      (used for) provided by operating activities:
    Depreciation and amortization, excluding
      furniture and ceramic tile                              29.7       26.2
    Depreciation and amortization for furniture
      and ceramic tile                                         1.1        6.6
    Deferred income taxes                                      1.0       (0.5)
    Loss from restructuring activities                         --        15.6
    Restructuring payments                                    (9.5)      (3.0)
    (Increase) in net assets of discontinued
      business                                                 --        (2.8)
    Changes in operating assets and liabilities net of
      effect of discontinued business, restructuring
      and dispositions:
      (Increase) in receivables                              (33.1)     (37.0)
      (Increase) decrease in inventories                       7.4      (16.5)
      (Increase) in other current assets                      (7.7)      (2.0)
      (Increase) decrease in investment in affiliates         (3.8)       1.7
      (Increase) in other noncurrent assets                  (25.5)     (11.1)
      (Decrease) in accounts payable and
        accrued expenses                                     (14.2)     (27.4)
      Increase in income taxes payable                        11.3       10.8
      Increase in other long-term liabilities                  8.3        6.4
      Other, net                                              (3.8)       5.0
                                                           -------     ------
Net cash (used for) provided by operating activities          (2.5)       6.4
                                                           -------     ------
Cash flows from investing activities:
  Purchases of property, plant, and equipment                (48.4)     (31.5)
  Purchases of property, plant and equipment for
    furniture and ceramic tile                                 --        (4.6)
  Other, net                                                  (1.7)      (1.6)
  Acquisitions                                                 --       (14.0)
                                                           -------     ------
Net cash used for investing activities                       (50.1)     (51.7)
                                                           -------     ------
Cash flows from financing activities:
  Increase in short-term debt                                  3.0       97.0
  Reduction of long-term debt                                (35.0)     (34.4)
  Cash dividends paid                                        (13.4)     (11.9)
  Preferred stock redemption                                 (18.4)      (1.2)
  Purchase of common stock for the treasury                  (18.3)     (11.0)
  Proceeds from exercised stock options                        1.8        3.1
  Other, net                                                  (5.2)      (3.6)
                                                           -------     ------

Net cash (used for) provided by financing activities         (85.5)      38.0

Effect of exchange rate changes on cash and cash
  equivalents                                                  (.3)        .3
                                                           -------     ------

Net (decrease) in cash and cash equivalents                $(138.4)    $ (7.0)
                                                           =======     ======
Cash and cash equivalents at beginning of period           $ 256.9     $ 12.0
                                                           =======     ======
Cash and cash equivalents at end of period                 $ 118.5     $  5.0
                                                           =======     ======
- ------------------------------------------------------------------------------------------
Supplemental Cash Flow Information:
Interest paid                                              $   1.7     $  1.1
Income taxes paid                                          $  10.9     $  9.6
- ------------------------------------------------------------------------------------------

(a) Prior year restated for the effects of the discontinued furniture business and the formation of the ceramic tile business combination.


See accompanying footnotes to the financial statements beginning on page 8.

               Armstrong World Industries, Inc., and Subsidiaries

                        Industry Segment Financial Data
                        -------------------------------


                             (amounts in millions)

                                   Unaudited



                              Three Months
                             Ended March 31
                            ----------------
                             1996    1995(a)
                             ----    -------

Net trade sales:
- ---------------
  Floor coverings           $240.0   $241.7
  Building products          175.1    171.1
  Industry products           86.1     89.4
                            ------   ------
  Total net sales           $501.2   $502.2
                            ======   ======

Operating income (loss):
- -----------------------
  Floor coverings           $ 26.7   $ 32.4
  Building products           25.8     26.1
  Industry products(b)        10.0     (1.7)
  Ceramic Tile(c)              0.9      2.2
  Unallocated corporate
    expense                   (5.7)    (9.3)
                            ------   ------

  Total operating income    $ 57.7   $ 49.7
                            ======   ======



(a) Prior year restated for the effects of the discontinued furniture business and the formation of the ceramic tile business combination.

(b) For the three months ended March 31, 1995, operating income includes restructuring charges of $15.6 million.

(c) Ceramic tile segment results represent the Company's 37 percent after-tax share of the operating income of the Dal-Tile business combination and the amortization of the excess of the Company's investment in Dal-Tile over the underlying equity in net assets. Prior year's results reflect the before-tax operating income of the Ceramic Tile Operations.

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

The Company is involved, as of March 31, 1996, in approximately 56,000 pending personal injury asbestos claims and lawsuits, and 29 pending claims and lawsuits involving asbestos-containing products in buildings. The Company's insurance carriers provide coverage for both types of claims. The personal injury claims (but not property damage claims) are handled by the Center for Claims Resolution (the "Center"). Personal injury claims in the federal courts have been transferred by the Judicial Panel for Multidistrict Litigation to the Eastern District of Pennsylvania for pretrial purposes. State court cases have not been directly affected by the transfer. A settlement class action that includes essentially all future personal injury claims against Center members, including the Company, was filed on January 15, 1993, in the Eastern District of Pennsylvania. The court has tentatively approved the settlement, although it will not become final until certain issues, including insurance coverage for class members' claims, are resolved, and appeals are exhausted, which could take several years.

An Agreement Concerning Asbestos-Related Claims (the "Wellington Agreement") provides for settlement of insurance coverage for personal injury claims with certain primary carriers and excess carriers. Settlement agreements that complement the Wellington Agreement have been signed with one primary carrier and certain excess carriers. Litigation that was undertaken by the Company in California for insurance coverage for asbestos-related personal injury and property damage lawsuits and claims is now on appeal from favorable final decisions of the trial court and the California Court of Appeal. The case was returned to the Court of Appeal by the California Supreme Court for additional review in light of a favorable Supreme Court decision in another case. The Court of Appeal has again ruled in favor of the Company. This litigation did not encompass coverage for nonproducts claims that is included in the Company's primary policies and certain excess policies. This additional coverage is substantial. The Company is pursuing the nonproducts coverage through alternative dispute resolution proceedings involving the primary and certain excess carriers pursuant to the Wellington Agreement.

The Company believes that an estimated $151 million in liability and defense costs recorded on its balance sheet will be incurred to resolve approximately 56,000 asbestos-related personal injury claims against the Company as of March 31, 1996. An insurance asset in the amount of $151 million recorded on the balance sheet reflects the Company's belief in the availability of insurance in this amount to cover the liability for these pending claims. The Company also projects the maximum cost in the settlement class action as a reasonably possible additional liability of $245 million for a ten-year period; a portion of such additional projected liability may not be covered by the Company's ultimately applicable insurance recovery. Although subject to uncertainties and limitations, the Company also believes it is probable that substantially all of the expenses and liability payments associated with the asbestos-related property damage claims will be covered by insurance.

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

The full report on the asbestos-related litigation is set forth below:

Asbestos-Related Litigation

The Company is one of many defendants in pending lawsuits and claims involving, as of March 31, 1996, approximately 56,000 individuals alleging personal injury from exposure to asbestos. Included in the above number are approximately 14,200 lawsuits and claims from the approximately 87,000 individuals who have opted out of the settlement class action referred to below. About 15,600 claims from purported settlement class members were received as of March 31, 1996. Of those claims, many do not qualify at this time for payment. (In late 1993, the Company revised its claims handling procedures to provide for individual claim information to be supplied by the Center for Claims Resolution (the "Center"), referred to below. It is expected that this process will provide more current tracking of outstanding claims. The reconciliation between the two systems continues. Claim numbers in this note have been received from the Center and its consultants.)

Nearly all the personal injury suits and claims, except those claims covered by the settlement class action, seek general and punitive damages arising from alleged exposures, during various times, from World War II onward, to asbestos-containing insulation products used, manufactured or sold by the companies involved in the asbestos-related litigation. These claims against the Company generally involve allegations of negligence, strict liability, breach of warranty and conspiracy. The Company discontinued the sale of all asbestos-containing insulation products in 1969. The claims generally allege that injury may be determined many years (up to 40 years) after alleged exposure to asbestos or asbestos-containing products. Nearly all suits name many defendants (including both members of the Center and other companies), and over 100 different companies are reportedly involved. The Company believes that many current plaintiffs are unimpaired. A few state and federal judges have consolidated numbers of asbestos-related personal injury cases for trial, which the Company has generally opposed as unfair. A large number of suits and claims have either been put on inactive lists, settled, dismissed or otherwise resolved, and the Company is generally involved in all stages of claims resolution and litigation, including trials, and appeals. While the number of pending cases reflects a decrease during the past years, neither the rate of future dispositions nor the number of future potential unasserted claims can be reasonably predicted at this time.

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

The Company along with 52 other companies (defendants in the asbestos-related litigation and certain of their insurers) signed the 1985 Agreement Concerning Asbestos-Related Claims (the "Wellington Agreement"). This Agreement provided for a final settlement of nearly all disputes concerning insurance for asbestos-related personal injury claims between the Company and three of its primary insurers and seven of its excess insurers that subscribed to the Wellington Agreement. The one primary insurer that did not sign the Wellington Agreement had earlier entered into the Interim Agreement with the Company and had paid into the Wellington Asbestos Claims Facility (the "Facility"). The Wellington Agreement provides for those insurers to indemnify the Company up to the policy limits for claims that trigger policies in the insurance coverage period, and nearly all claims against the Company fall within the coverage period; both defense and indemnity are paid under the policies and there are no deductibles under the applicable Company policies. The Wellington Agreement addresses both products and non-products insurance coverage. One of the Company's larger excess insurance carriers entered into a settlement agreement in 1986 with the Company under which payments also were made through the Facility and are now being paid through the Center. Coverage for asbestos-related property damage claims was not included in the settlement, and the agreement provides that either party may reinstitute a lawsuit in the event the coverage issues for property damage claims are not amicably resolved.

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

Property Damage Litigation

The Company is also one of many defendants in a total of 29 pending lawsuits and claims, including one class action, as of March 31, 1996, brought by public and private building owners. These lawsuits and claims include allegations of damage to buildings caused by asbestos-containing products and generally claim compensatory and punitive damages and equitable relief, including reimbursement of expenditures, for removal and replacement of such products. They appear to be aimed at friable (easily crumbled) asbestos-containing products, although allegations in some suits encompass all asbestos-containing products, including allegations with respect to previously installed asbestos-containing resilient flooring. Among the lawsuits that have been resolved are four class actions that had been certified, each involving a distinct class of building owner: public and private schools; Michigan state public and private schools; colleges and universities, and private property owners who leased facilities to the federal government. In three of these class actions, the courts have given final approval and dismissed the actions with prejudice. In the college and universities class action, a settlement has been reached with the class representative and is subject to a fairness hearing. The Company vigorously denies the validity of the allegations against it contained in these suits and claims. Increasing defense costs, paid by the Company's insurance carriers either under reservation or settlement arrangement, will be incurred. As a consequence of the California insurance litigation discussed elsewhere in this note, the Company believes that it is probable that costs of the property damage litigation that are being paid by the Company's insurance carriers under reservation of rights will not be subject to recoupment. These suits and claims were not handled by the former Facility nor are they being handled by the Center.

Certain co-defendant companies in the asbestos-related litigation have filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. As a consequence, litigation against them (with several exceptions) has been stayed or restricted. Due to the uncertainties involved, the long-term effect of these proceedings on the litigation cannot be predicted.

California Insurance Coverage Lawsuit

The California trial court issued final decisions in various phases in the insurance lawsuit including a decision that the trigger of coverage for personal injury claims was continuous from exposure through death or filing of a claim. The court also found that a triggered insurance policy should respond with full indemnification up to exhaustion of the policy limits. The court concluded that any defense obligation ceases upon exhaustion of policy limits. Although not as comprehensive, another important decision in the trial established a favorable defense and indemnity coverage result for asbestos-related property damage claims; the final decision holds that, in the event the Company is held liable for an underlying property damage claim, the Company would have coverage under policies in effect during the period of installation and during any subsequent period in which a release of fibers occurred. The California Court of Appeal substantially upheld the trial court, and the insurance carriers petitioned the California Supreme Court for review of various coverage issues. The California Supreme Court referred the case back to the Court of Appeal to reconsider its opinion in light of a recent Supreme Court decision in another case. In a subsequent second opinion the Court of Appeal also ruled in the Company's favor. The insurance carriers may petition the California Supreme Court for further review.

Based upon the trial court's favorable final decisions, the favorable decision by the California Court of Appeal, and a review of the coverage issues by its trial counsel, the Company believes that it has a substantial legal basis for sustaining its right to defense and indemnification. After concluding the last phase of the trial against one of its primary carriers, which is also an excess carrier, the Company and the carrier reached a settlement agreement on March 31, 1989. Under the terms of the settlement agreement, coverage is provided for asbestos-related bodily injury and property damage claims generally consistent with the interim rulings of the California trial court and complementary to the Wellington Agreement. The parties also agreed that a certain minimum and maximum percentage of indemnity and allocated expenses incurred with respect to asbestos-related personal injury claims would be deemed allocable to non-products claims coverage and that the percentage amount would be negotiated or otherwise decided between the Company and the insurance carrier.

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

Non-Products Insurance Coverage

Non-products insurance coverage is included in the Company's primary insurance policies and certain excess policies for non-products claims. The settlement agreement referenced above with one primary carrier included an amount for non-products claims. Non-products claims include claims that may have arisen out of exposure during installation of asbestos materials or before control of such materials has been relinquished. Negotiations have been undertaken with the Company's primary insurance carriers to categorize the percentage of previously resolved and yet to be resolved asbestos-related personal injury claims as non-products claims and to establish the entitlement to such coverage. The additional coverage potentially available to pay claims categorized as non-products is substantial, and at the primary level, includes defense costs in addition to limits. No agreement has been reached with the primary carriers on the amount of non-products coverage attributable to claims that have been disposed of or the type of claims that should be covered by non-products insurance. One primary carrier alleges that it is no longer bound by the Wellington Agreement, and one primary carrier seemingly takes the view that the Company verbally waived certain rights regarding non-products coverage against that carrier at the time the Wellington Agreement was signed. All the carriers presumably raise various reasons why they should not pay their coverage obligations. Accordingly, the Company is initiating alternative dispute resolution proceedings against the primary and certain excess carriers to resolve the non-products coverage issues.

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

Subject to the uncertainties and limitations referred to in this note and based upon its experience and other factors also referred to in this note, the Company believes that the estimated $151 million in liability and defense costs recorded on the balance sheet will be incurred to resolve an estimated 56,000 asbestos-related personal injury claims pending against the Company as of March 31, 1996. These claims include those that were filed for the period from January 1, 1994, to January 24, 1994, and which were previously treated as potentially included within the settlement class action, and those claims filed by claimants who have been identified as having filed exclusion request forms to opt out of the settlement class action. A ruling from the Court established January 24, 1994, as the date after which asbestos-related personal injury claims are subject to the settlement class action. In addition to the currently estimated pending claims and claims filed by those who have opted out of the settlement class action, claims otherwise determined not to be subject to the settlement class action will be resolved outside the settlement class action. The Company does not know how many such claims ultimately may be filed by claimants who have opted out of the class action or by claimants determined not to be subject to the settlement class action.

An insurance asset in the amount of $151 million recorded on the balance sheet reflects the Company's belief in the availability of insurance in this amount to cover the liability in like amount referred to above. Such insurance has either been agreed upon or is probable of recovery through negotiation, alternative dispute resolution or litigation. The Company also notes that, based on maximum mathematical projections covering a ten-year period from 1994 to 2004, its estimated cost in the settlement class action reflects a reasonably possible additional liability of $245 million. A portion of such additional liability may not be covered by the Company's ultimately applicable insurance recovery. However, the Company believes that any after-tax impact on the difference between the aggregate of the estimated liability for pending cases and the estimated cost for the ten-year maximum mathematical projection, and the probable insurance recovery, would not be material either to the financial condition of the Company or to its liquidity, although it could be material to earnings if it is determined in a future period to be appropriate to record a reserve for this difference. The period in which such a reserve may be recorded and the amount of any reserve that may be appropriate cannot be determined at this time. Subject to the uncertainties and limitations referred to elsewhere in this note and based upon its experience and other factors referred to above, the Company believes it is probable that substantially all of the expenses and any liability payments associated with the asbestos-related property damage claims will be paid under an existing interim agreement, by insurance coverage settlement agreements and through additional coverage reasonably anticipated from the outcome of the insurance litigation.

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

                      _____________________________

TINS Litigation

In 1984, suit was filed against the Company in the U. S. District Court for the District of New Jersey (the "Court") by The Industry Network System, Inc.
(TINS), a producer of video magazines in cassette form, and Elliot Fineman, a consultant (Fineman and The Industry Network System, Inc. v. Armstrong World
            ----------------------------------------------------------------

Industries, Inc., C.A. No. 84-3837 JWB).  At trial, TINS claimed, among other
- ----------------
things, that the Company had improperly interfered with a tentative contract which TINS had with an independent distributor of the Company's flooring products and further claimed that the Company used its alleged monopoly power in resilient floor coverings to obtain a monopoly in the video magazine market for floor covering retailers in violation of federal antitrust laws. The Company denied all allegations. On April 19, 1991, the jury rendered a verdict in the case, which as entered by the court in its order of judgment, awarded the plaintiffs the alternative, after all post-trial motions and appeals were completed, of either their total tort claim damages (including punitive damages), certain pre-judgment interest, and post-judgment interest or their trebled antitrust claim damages, post-judgment interest and attorneys fees. The higher amount awarded to the plaintiffs as a result of these actions totaled $224 million in tort claim damages and pre-judgment interest, including $200 million in punitive damages.

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

On August 19, 1994, the jury returned a verdict in favor of the Company finding that the Company had not caused damages to TINS. The court subsequently entered judgment in the Company's favor based upon the verdict. TINS motion for a new trial based upon alleged inaccurate jury instructions and alleged improper evidentiary rulings during the trial, was denied and TINS filed an appeal with the U.S. Court of Appeals for the Third Circuit. On October 11, 1995, the case was argued before a panel of the U.S. Court of Appeals for the Third Circuit, and on October 20, 1995, the court issued a Judgment Order affirming the 1994 district court verdict in favor of the Company. On November 2, 1995, TINS filed a Petition for Rehearing by the same panel which was denied on December 5, 1995. On January 24, 1996, TINS filed a motion seeking further appellate review by the Circuit Court; that motion has been denied. Also denied was a motion by TINS before the District Court to rescind an earlier 1984 agreement of settlement.

Item 2.  Management's Discussion and Analysis of Financial Condition and
- -------  ---------------------------------------------------------------
         Results of Operations
         ---------------------
Financial Condition
- -------------------

As shown on the Consolidated Statements of Cash Flows (see page 6), net cash required by changes in operating assets and liabilities was $2.5 million more than the net cash provided by operating activities. Cash totaling $135.6 million was used for purchases of property, plant and equipment, payment of cash dividends, purchase of preferred and common stock and reduction of long-term debt. This total cash requirement of $138.1 million was provided by using part of the $256.9 million cash balance available at the beginning of the year which included the proceeds from the sale of Thomasville Furniture Industries, Inc., in December 1995.

Working capital was $296.6 million as of March 31, 1996, $50.2 million lower than the $346.8 million recorded at year-end 1995. The reduction in working capital resulted primarily from the $138.4 million decrease in cash and short-term investments with an additional $19.0 million due to increases in income taxes payable and decreases in inventories. Partially offsetting the decreases in working capital were a $44.1 million for higher levels of accounts receivable and other assets, a $32.4 million reduction of short-term debt and current installments of long-term debt, and a $30.7 million decrease in accounts payable and accrued expenses. The increase in receivables of $37.3 million was due to higher sales late in the quarter. The decrease in accounts payable and accrued expense was largely attributable to the payment of the 1995 incentive bonus.

The ratio of current assets to current liabilities was 1.92 to 1 as of March 31, 1996, and remained unchanged from December 31, 1995.

Long-term debt of $188.4 million, excluding the company's guarantee of the ESOP loan, remained about the same as December 31, 1995. At March 31, 1996, long-term debt represented 15.5 percent of total capital compared with 14.9 percent at the end of 1995. The March 31, 1996 and 1995 year-end ratios of total debt (including the Company's financing of the ESOP loan) as a percent of total capital were 37.2 percent and 38.5 percent, respectively.

Under the ongoing 2.5 million common share repurchase plan, the Company repurchased approximately 1,341,000 shares through March 31, 1996, including 289,000 repurchased in the first quarter of this year. The ESOP Trustee converted 307,000 shares of ESOP preferred stock into common stock for employees of Thomasville Furniture Industries, Inc. which the Company then repurchased at market price. Total cash used for these first-quarter purchases was $36.7 million.

A corporate organizational effectiveness study to improve decision-making and efficiency has been completed which will eliminate non-value added corporate activities and reduce organizational levels. Implementation of the new corporate organizational structure will result in the elimination of approximately 150 corporate staff positions. However, due to attrition, transfers and open positions that were left unfilled, fewer than 100 employees will be affected. In addition, the Company is integrating the separate installation products businesses at W. W. Henry and the Floor Division. As a result of these actions, a restructuring charge will be recorded in the second quarter of 1996. While the charges for these restructuring actions cannot be determined at this time, they are not expected to have a material adverse effect on the financial condition or liquidity of the Company; however, they could be material to the second quarter results. As previously announced, the Company continues to discuss with potential buyers the sale of the textile products operation.

The Company is involved in significant asbestos-related litigation which is described more fully in Item 1, Note 2 to the financial statements on pages 8 through 15 and which should be read in connection with this discussion and analysis. The Company does not know how many claims will be filed against it in the future, nor the details thereof or of pending suits not fully reviewed, nor the expense and any liability that may ultimately result therefrom, nor does the Company know whether the settlement class action will ultimately succeed, the number of individuals who will ultimately be deemed to have opted out or who could file claims outside the settlement class action, nor the annual claims caps to be negotiated after the initial 10-year period for the settlement class action or the compensation levels to be negotiated for such claims, nor the scope of its nonproducts coverage ultimately deemed available or the ultimate conclusion of the California insurance coverage litigation. Subject to the foregoing and based upon its experience and other factors also referred to above, the Company believes that the estimated $151 million in liability and defense costs recorded on the March 31, 1996, balance sheet will be incurred to resolve an estimated 56,000 asbestos-related personal injury claims pending against the Company as of March 31, 1996. These claims include those that were filed for the period from January 1, 1994, to January 24, 1994, and which were previously treated as potentially included within the settlement class action, and those claims filed by claimants who have been identified as having filed exclusion request forms to opt out of the settlement class action. A ruling from the Court established January 24, 1994, as the date after which any asbestos-related personal injury claims filed by non-opt-out claimants against the Company or other members of the Center for Claims Resolution are subject to the settlement class action. In addition to the currently estimated pending claims and any claims filed by individuals deemed to have opted out of the settlement class action, any claims otherwise determined not to be subject to the settlement class action will be resolved outside the settlement class action. The Company does not know how many such claims ultimately may be filed by claimants deemed to have opted out of the class action or by claimants otherwise determined not to be subject to the settlement class action.

An insurance asset in the amount of $151 million recorded on the March 31, 1996, balance sheet reflects the Company's belief in the availability of insurance in this amount to cover the liability in like amount referred to above. Such insurance has either been agreed upon or is probable of recovery through negotiation, alternative dispute resolution or litigation. The Company also notes that, based on maximum mathematical projections covering a 10-year period from 1994 to 2004, its estimated cost in the settlement class action reflects a reasonably possible additional liability of $245 million. A portion of such additional liability may not be covered by the Company's ultimately applicable insurance recovery. However, the Company believes that any after-tax impact on the difference between the aggregate of the estimated liability for pending cases and the estimated cost for the 10-year maximum mathematical projection, and the probable insurance recovery, would not be material either to the financial condition of the Company or to its liquidity, although it could be material to earnings if it is determined in a future period to be appropriate to record a reserve for this difference. The period in which such a reserve may be recorded and the amount of any reserve that may be appropriate cannot be determined at this time. Subject to the uncertainties and limitations referred to above and based upon its experience and other factors, the Company believes it is probable that substantially all of the expenses and any liability payments associated with the asbestos-related property damage claims will be paid under an existing interim agreement, by insurance coverage settlement agreements and through additional coverage reasonably anticipated from the outcome of the insurance litigation.

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

Reference is made to the litigation involving The Industry Network System, Inc.
(TINS), discussed on pages 15 and 16.

In April 1996, the Company increased the five-year revolving line of credit from $200 million to $300 million which now includes 11 banks. The line of credit is for general corporate purposes, including as a backstop for commercial paper notes.

Should a need develop for additional financing, it is management's opinion that the company has sufficient financial strength to warrant the required support from lending institutions and financial markets.

Consolidated Results
- --------------------

First-quarter net sales of $501.2 million were about level with the $502.2 million of a year ago. Sales for the first 10 weeks of the year were negatively affected by the weakness in North American residential sheet flooring and by the winter weather impact on the building and industry products segments. Higher sales to home center customers and higher sales in European flooring and Asian building products offset most of the previously mentioned decreases.

First-quarter earnings from continuing businesses were $36.3 million compared with $26.5 million recorded last year. 1995 first-quarter results included a $10.1 million after-tax restructuring charge. This year's earnings were impacted by several first-quarter events, primarily the adverse weather effects on energy costs, production and shipping as well as plant startup costs. Earnings per share from continuing businesses were 88 cents per share on a primary basis and 81 cents on a fully diluted basis compared with 61 cents on a primary basis and 57 cents on a fully diluted basis for the first quarter of 1995 which included restructuring charges of 27 cents on a primary basis and 24 cents on a fully diluted basis.

Net earnings for the first-quarter 1996 were $36.3 million compared with $34.4 million for the same period in 1995. First-quarter 1995 net earnings included $7.9 million of after-tax earnings from the discontinued operations of Thomasville Furniture Industries, Inc. Net earnings per share of common stock were 88 cents per share on a primary basis and 81 cents on a fully diluted basis compared with 82 cents on a primary basis and 75 cents on a fully diluted basis for the first quarter of 1995.

In the first quarter of 1996, the effective tax rate was 33.3 percent, a decrease from the 35.9 percent of the first quarter of 1995. The primary reasons for the rate decline were a tax benefit on foreign-source income and the difference in the reporting for this year's ceramic tile operating income that was reported on an equity accounting basis (after-tax) versus last year's ceramic tile operating income that was reported on a before tax basis.

Industry Segment Results
- ------------------------

First-quarter sales in the Company's worldwide segments were slightly lower than a year ago with decreases in the floor coverings and industry products segments and an increase in the building products segment. The U.S. residential end-use market segment remained weak in the first quarter while sales to the home center and commercial market segments were solid. From a geographic perspective, sales were higher in the Pacific area, about level in North America, and lower in Europe.

In the floor coverings segment, sales were 0.7 percent lower than 1995's first quarter and operating income was down 17.4 percent. While sales in Europe and to U.S. home centers serviced through the Corporate Retail Accounts Division were well above 1995's first quarter and sales of commercial products continued strong, they were more than offset by a decline in sales of U.S. residential sheet flooring products. This decline and the resulting adverse mix effect on margins were the primary causes of the lower profits. In addition, the segment incurred increased promotional costs and a charge of $1.5 million related to the bankruptcy of a customer. On the positive side, raw material costs continued to be lower than a year ago, following the trend started in the second half of 1995. Other positive factors were improved productivity and lower manufacturing period and non-manufacturing expenses.

The building products segment recorded an increase in sales of 2.3 percent when compared with 1995's first quarter with small increases in North America and Europe and significant increases in the Pacific Area. In Europe, some late-quarter softness was seen, notably in France and Germany. In North America, sales were affected by energy curtailments which decreased production levels. However order rates increased over prior levels. Operating income decreased 1.3 percent from the first quarter of 1995, significantly impacted by higher energy costs, production slowdowns from energy curtailments and other weather-related interruptions at North American plants. In addition, there were startup costs of about $1 million for the new European metal ceilings venture.

Industry products sales, which decreased 3.7 percent when compared with 1995's first quarter, continued to be impacted by a weaker European market. Operating income in the first quarter of 1996 was $10.0 million compared with an operating loss of $1.7 million in the first quarter of 1995, which included a $15.6 million restructuring charge. Insulation products recorded lower profits, affected by adverse weather conditions, a softer economy, notably in Germany, and heavy price competition. Sales for the gasket and specialty paper business increased while operating income was lower because of higher energy prices and a weaker automotive market. Textile products showed a sales decline from the first quarter of 1995 and continued to show a small operating loss. As previously announced, the Company intends to sell the textile business.

The first-quarter 1996 results for the ceramic segment represent Armstrong's 37 percent after-tax share of the operating income of the Dal-Tile business combination while 1995 results reflect the before-tax operating income of the ceramic tile operations. The synergies from this business combination appear to be on track with expectations.

                        Independent Accountants' Report
                        -------------------------------


The Board of Directors
Armstrong World Industries, Inc.:

We have reviewed the condensed consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries as of March 31, 1996, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1996 and 1995. These condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of earnings, cash flows and shareholders' equity for the year then ended (not presented herein); and our report dated February 16, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG PEAT MARWICK LLP



Philadelphia, Pennsylvania
May 6, 1996

                          Part II - Other Information
                          ---------------------------


Item 1.  Legal Proceedings
- ------   -----------------

Information required by this item is presented in Note 2 of the notes to the Company's consolidated financial statements included in Part I, Item 1 hereof, and is incorporated herein by reference.


Item 5.  Other Information
- -------  -----------------

The Company held its annual meeting of shareholders on April 29, 1996. The vote on each matter presented to shareholders was as follows:

     1.   Election of Directors:

                                 For      Withheld

          H. Jesse Arnelle    28,006,661  5,597,939
          Donald C. Clark     27,576,254  5,597,939
          George A. Lorch     27,998,525  5,597,939

          In addition, each of the following directors continued in office after the meeting: Van C. Campbell, E. Allen Deaver, Ursula F. Fairbairn, James E. Marley, J. Phillip Samper, and Jerre L. Stead.


     2.   Shareholder Proposal for Confidential Voting

               For       Against    Abstain   Broker Non-Votes
            12,155,464  19,535,179  449,701      1,318,075

          The Shareholder Proposal for Confidential Voting was not approved because it failed to receive the requisite majority of votes present in person or by proxy at the meeting.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

     (a) The following exhibits are filed as a part of the Quarterly Report on Form 10-Q:

     Exhibits
     --------
     No. 10(i)(a)Stock Purchase Agreement dated as of December 21, 1995, by and among Dal-Tile International Inc., Armstrong Enterprises,
                 Inc., Armstrong Cork Finance Corporation and Armstrong World
                 Industries, Inc., is incorporated by reference herein from registrant's Current Report on Form 8-K filed January 16, 1996, wherein it appears as Exhibit 2.01.
     No. 10(i)(b)Stock Purchase Agreement dated as of November 18, 1995, by and among Armstrong World Industries, Inc., Armstrong
                 Enterprises, Inc. and INTERCO INCORPORATED, is incorporated by reference herein from registrant's Current Report on Form 8-K filed on January 16, 1996, wherein it appears as Exhibit 2.01.
     No. 10(i)(c)Shareholders Agreement dated December 29, 1995, by and among
                 Dal-Tile International Inc., AEA Investors, Inc., Armstrong
                 World Industries, Inc., Armstrong Enterprises, Inc. and
                 Armstrong Cork Finance Corporation is incorporated by reference herein from Dal-Tile International Inc.'s Annual Report on Form
                 10-K for the year-ended December 31, 1995, wherein it appears as Exhibit 10.6.
     No. 11(a)   Computation of Primary Earnings Per Share
     No. 11(b)   Computation of Fully Diluted Earnings Per Share
     No. 15      Letter re Unaudited Interim Financial Information
     No. 27      Financial Data Schedule


     (b) The following reports on Form 8-K were filed during the quarter for which this report is filed:

          On January 16, 1996, the registrant filed a Current Report on Form

          8-K to report the disposition of its furniture business on December 29, 1995. On January 16, 1996, the registrant filed a second Current Report on Form 8-K, which was amended by Form 8-K/A filed March 13, 1996, to report the combination of its ceramic tile business with Dal-Tile International Inc. on December 29, 1995, in exchange for a 37% interest in Dal-Tile.

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

                                 Armstrong World Industries, Inc.



                                 By  /s/L. A. Pulkrabek
                                    -----------------------------------
                                    L. A. Pulkrabek, Senior Vice President,
                                    Secretary and General Counsel



                                 By  /s/Bruce A. Leech, Jr.
                                    ------------------------------------
                                    Bruce A. Leech, Jr., Controller
                                    (Principal Accounting Officer)

Date:  May 10, 1996

                                 Exhibit Index
                                 -------------

Exhibit No.
- -----------

No. 10(i)(a)Stock Purchase Agreement dated as of December 21, 1995, by and among Dal-Tile International Inc., Armstrong Enterprises, Inc., Armstrong Cork Finance Corporation and Armstrong World Industries, Inc., is incorporated by reference herein from registrant's Current Report on Form 8-K filed January 16, 1996, wherein it appears as
            Exhibit 2.01.

No. 10(i)(b)Stock Purchase Agreement dated as of November 18, 1995, by and among Armstrong World Industries, Inc., Armstrong Enterprises, Inc. and INTERCO INCORPORATED, is incorporated by reference herein from registrant's Current Report on Form 8-K filed on January 16, 1996, wherein it appears as Exhibit 2.01.

No. 10(i)(c)Copy of Amendment No. 1 to Credit Agreement dated as of April 9,
            1996, providing for an increased credit facility of $300,000,000 and certain other amendments to Credit Agreement between the registrant, certain banks listed therein, and Morgan Guaranty Trust Company of New York, as Agent, dated as of February 7, 1995, which appeared in Registrant's 1994 Annual Report on Form 10-K as Exhibit 10(i)(c).

No. 11(a)   Computation for Primary Earnings Per Share

No. 11(b)   Computation for Fully Diluted Earnings Per Share

No. 15      Letter re Unaudited Interim Financial Information

No. 27      Financial Data Schedule