Form 10-Q
period 1996-06-30
ARMSTRONG WORLD INDUSTRIES INC
filed 1996-08-12
CIK 7431

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1996
                               -----------------------------------------------

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



Number of shares of registrant's common stock outstanding as of July 26, 1996 - 36,459,038

                         Part I - Financial Information
                         ------------------------------
Item 1.  Financial Statements
- ------   --------------------

Operating results for the second quarter and first six months of 1996, compared with the corresponding period of 1995 included in this report, are unaudited.

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
                                   Unaudited

                               Three Months Ended             Six Months Ended
                                    June 30                       June 30
                              ---------------------         --------------------
                                 1996       1995(a)           1996       1995(a)
                              --------     --------         --------   --------
                              $  563.2     $  536.0         $1,064.4   $1,038.2
NET SALES
Cost of goods sold               364.8        358.1            709.3      693.6
                              --------     --------         --------   --------

Gross profit                     198.4        177.9            355.1      344.6
Selling, general & administrative
  expenses                       104.6         99.3            206.3      204.4
Equity (earnings) from
  affiliates(b)                   (3.4)        (2.2)            (6.1)      (5.9)
Restructuring charges             46.5           --             46.5       15.6
                              --------     --------         --------   --------

Operating income                  50.7         80.8            108.4      130.5

Interest expense                   6.2          8.9             12.5       16.9
Other expense (income), net       (1.2)         0.6             (4.3)       1.0
                              --------     --------         --------   --------

Earnings from continuing business
  before income taxes(c)          45.7         71.3            100.2      112.6
Income taxes                      15.1         23.9             33.3       38.7
                              --------     --------         --------   --------

EARNINGS FROM CONTINUING
 BUSINESS(d)                  $   30.6     $   47.4         $   66.9   $   73.9
Earnings from discontinued
  business, net of income
  taxes                            --           5.3              --        13.2
                              --------     --------         --------   --------

NET EARNINGS                  $   30.6     $   52.7         $   66.9   $   87.1
                              ========     ========         ========   ========

Net earnings per share of common
  stock:
    Primary(e)
      Earnings from continuing
        businesses            $    .73     $   1.17         $   1.61   $   1.78
      Earnings from discontinued
        business                   --           .14              --         .35
      Net earnings            $    .73     $   1.31         $   1.61   $   2.13

    Fully Diluted:(e)
      Earnings from continuing
        businesses            $    .68     $   1.05         $   1.48   $   1.62
      Earnings from discontinued
        business                   --           .13              --         .31
      Net earnings            $    .68     $   1.18         $   1.48   $   1.93

Dividends paid per common
 share                        $    .40     $    .36         $    .76   $    .68
Average number of common shares
  and common equivalent shares
  outstanding:
    Primary                       37.2         37.6             37.3       37.6
    Fully Diluted                 42.3         43.0             42.5       43.0

See page 3 for explanation of (a), (b), (c), (d), and (e). Also see accompanying footnotes to the financial statements beginning on page 8.

(a) Prior year was restated for the effects of the discontinued furniture business and the formation of the ceramic tile business combination.

(b) Equity earnings from affiliates for 1996 is primarily comprised of results from the 37 percent ownership of Dal-Tile International, Inc. ("Dal-Tile") and the 50 percent interest in the WAVE joint venture with Worthington Industries. Prior year's results reflect the before-tax operating income of the ceramic tile operations and the 50 percent interest in the WAVE joint venture.

(c) Depreciation and amortization charged against earnings from continuing businesses before income taxes amounted to $30.3 million and $61.1 million in the three months and six months ended June 30, 1996, and $30.4 million and $59.9 million in the three months and six months ended June 30, 1995.

(d) Earnings from continuing businesses include restructuring charges of $29.6 million after-tax for the three months and six months ended June 30, 1996. For the six month period ending June 30, 1995, restructuring charges of $10.1 million after-tax were incurred.

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

               Armstrong World Industries, Inc., and Subsidiaries
                          Consolidated Balance Sheets
                          ---------------------------
                             (amounts in millions)

                                               Unaudited
      Assets                                 June 30, 1996     December 31, 1995
      ------                               -----------------  ------------------

Current assets:
  Cash and cash equivalents                        $   82.9            $  256.9
  Accounts receivable less allowance                  258.4               217.9
  Inventories:
    Finished goods                                 $  128.7            $  119.9
    Work in process                                    25.9                24.0
    Raw materials and supplies                         42.8                51.6
                                                   --------            --------
      Total inventories                               197.4               195.5
  Income tax benefits                                  36.8                26.9
  Other current assets                                 24.9                25.5
                                                   --------            --------
      Total current assets                            600.4               722.7

Property, plant, and equipment                      1,921.3             1,854.1
  Less accumulated depreciation
    and amortization                                1,008.7               975.9
                                                   --------            --------
      Net property, plant, and equipment              912.6               878.2

Insurance for asbestos-related
  liabilities(a)                                      144.8               166.0
Investment in affiliates (b)                          165.7               162.1
Other noncurrent assets                               242.1               220.8
                                                   --------            --------

      Total assets                                 $2,065.6            $2,149.8
                                                   ========            ========

    Liabilities and Shareholders' Equity
    ------------------------------------

Current liabilities:
  Short-term debt                                  $   15.1            $   22.0
  Current installments of long-term debt                0.1                40.1
  Accounts payable and accrued expenses               282.4               297.4
  Income taxes                                         30.4                16.4
                                                   --------            --------
      Total current liabilities                       328.0               375.9

Long-term debt                                        188.5               188.3
ESOP loan guarantee                                   228.4               234.7
Postretirement and postemployment benefits            244.1               242.8
Asbestos-related liabilities (a)                      144.8               166.0
Other long-term liabilities                           143.3               140.6
Deferred income taxes                                  10.6                16.5
Minority interest in subsidiaries                      12.7                10.0
                                                   --------            --------
      Total noncurrent liabilities                    972.4               998.9

Shareholders' equity:
  Convertible preferred stock at
    redemption value                               $  244.2            $  258.9
  Common stock                                         51.9                51.9
  Capital in excess of par value                       52.6                49.3
  Reduction for ESOP loan guarantee                  (220.2)             (225.1)
  Retained earnings                                 1,165.7             1,133.8
  Foreign currency translation (c)                     13.0                18.0
  Treasury stock                                     (542.0)             (511.8)
                                                   --------            --------
      Total shareholders' equity                      765.2               775.0
                                                   --------            --------
      Total liabilities and shareholders'
        equity                                     $2,065.6            $2,149.8
                                                   ========            ========



See page 5 for explanation of references (a), (b) and (c). Also see accompanying footnotes to the financial statements beginning on page 8.

(a) The asbestos-related liability in the amount of $144.8 million represents the estimated liability and defense cost to resolve approximately 47,000 personal injury claims pending against the Company as of the end of the second quarter 1996. The insurance asset in the amount of $144.8 million reflects the Company's belief in the availability of insurance in an amount covering the liability. See footnote No. 2 beginning on page 8 for additional details.

(b) Investment in affiliates is primarily comprised of the 37 percent ownership of Dal-Tile and the 50 percent interest in the WAVE joint venture.

(c) Foreign currency translation, reported as a separate component of shareholders' equity, is detailed as follows:


                                                         1996
                                                         ----
                                                      (millions)

      Balance at beginning of year                      $18.0

      Six months' translation adjustments and
        hedging of foreign investments                   (5.2)

      Allocated income taxes                              0.2
                                                        -----

      Balance at June 30, 1996                          $13.0
                                                        =====

               Armstrong World Industries, Inc., and Subsidiaries
                     Consolidated Statements of Cash Flows
                     -------------------------------------
                             (amounts in millions)
                                   Unaudited

                                                           Six Months Ended
                                                               June 30
                                                            1996      1995
                                                          --------  --------
Cash flows from operating activities:
  Net earnings                                            $   66.9  $   87.1
  Adjustments to reconcile net earnings to net cash
      (used for) provided by operating activities:
    Depreciation and amortization, excluding
      furniture and ceramic tile                              59.0      53.3
    Depreciation and amortization for furniture
      and ceramic tile                                         2.1      13.1
    Deferred income taxes                                     (2.2)      1.1
    Loss from restructuring activities                        46.5      15.6
    Restructuring payments                                   (18.8)     (6.3)
    (Increase) in net assets of discontinued
      businesses                                                --      (5.5)
    Changes in operating assets and liabilities net of
      effect of discontinued business, restructuring
      and dispositions:
      (Increase) in receivables                              (31.1)    (28.8)
      (Increase) in inventories                               (4.1)    (24.9)
      (Increase) in other current assets                     (10.1)    (18.7)
      (Increase) in investment in affiliates                  (5.6)     (1.5)
      (Increase) in other noncurrent assets                  (31.8)    (19.4)
      (Decrease) in accounts payable and
        accrued expenses                                     (12.2)    (18.7)
      Increase in income taxes payable                        14.7       6.7
      Increase in other long-term liabilities                  7.5       4.8
      Other, net                                              (4.6)     (9.1)
                                                          --------  --------
Net cash provided by operating activities                     76.2      48.8
                                                          --------  --------
Cash flows from investing activities:
  Purchases of property, plant, and equipment               (110.0)    (65.7)
  Purchases of property, plant and equipment for
    furniture and ceramic tile                                  --      (9.7)
  Investment in computer software                             (3.7)     (6.2)
  Acquisitions                                                  --     (14.0)
  Proceeds from sale of land and facilities                    0.4       0.7
                                                          --------  --------
Net cash used for investing activities                      (113.3)    (94.9)
                                                          --------  --------
Cash flows from financing activities:
  (Decrease) increase in short-term debt                      (6.4)     97.6
  Reduction of long-term debt                                (40.0)     (0.2)
  Cash dividends paid                                        (37.0)    (34.8)
  Preferred stock redemption                                 (18.4)      --
  Purchase of common stock for the treasury                  (32.9)    (16.0)
  Proceeds from exercised stock options                        2.6       5.9
  Other, net                                                  (4.2)     (2.6)
                                                          --------  --------

Net cash (used for) provided by financing activities        (136.3)     49.9
                                                          --------  --------

Effect of exchange rate changes on cash and cash
  equivalents                                                 (0.6)     1.1
                                                          --------  --------

Net (decrease) increase in cash and cash equivalents     $  (174.0) $    4.9
                                                         =========  ========
Cash and cash equivalents at beginning of period         $   256.9  $   12.0
                                                         =========  ========
Cash and cash equivalents at end of period               $    82.9  $   16.9
                                                         =========  ========

- --------------------------------------------------------------------------------
Supplemental Cash Flow Information:
Interest paid                                              $  11.0   $  14.4
Income taxes paid                                          $  32.8   $  17.6
- --------------------------------------------------------------------------------
See accompanying footnotes to the financial statements beginning on page 8.

               Armstrong World Industries, Inc., and Subsidiaries

                        Industry Segment Financial Data
                        -------------------------------


                             (amounts in millions)

                                   Unaudited



                                         Three Months          Six Months
                                        Ended June 30         Ended June 30
                                    --------------------   --------------------
                                       1996     1995(b)       1996      1995(b)
                                     ------     ------      ------      -------
Net trade sales:
- ---------------
  Floor coverings                   $  300.2   $  277.6     $  540.2   $  519.3
  Building products                    179.4      169.6        354.5      340.7
  Industry products                     83.6       88.8        169.7      178.2
                                    --------   --------     --------   --------
  Total net sales                   $  563.2   $  536.0     $1,064.4   $1,038.2
                                    ========   ========     ========   ========
Operating income:(a)
- ----------------
  Floor coverings                   $   48.0   $   48.6     $   74.7   $   81.0
  Building products                     18.7       25.3         44.5       51.4
  Industry products                      5.0        9.8         15.0        8.1
  Ceramic tile(c)                        1.1        0.3          2.0        2.5
  Unallocated corporate
    expense                            (22.1)      (3.2)       (27.8)     (12.5)
                                    --------   --------     --------   --------

  Total operating income            $   50.7   $   80.8     $  108.4   $  130.5
                                    ========   ========     ========   ========

(a)Restructuring charges included
in operating income:
  Floor coverings                   $   14.5   $  -         $   14.5   $    --
  Building products                      8.3      -              8.3        --
  Industry products                      4.0      -              4.0       15.6
  Ceramic tile                           --       -              --         --
  Unallocated corporate
    expense                             19.7      -             19.7        --
                                    --------   --------     --------   --------
    Total restructuring charges
    in operating income             $   46.5   $  -        $   46.5   $   15.6
                                    ========   ========     ========   ========

(b) Prior year restated for the effects of the discontinued business and the formation of the ceramic tile business combination.

(c) Ceramic tile segment's 1996 results represent the Company's 37 percent after-tax share of the operating income from the Company's investment in Dal-Tile and the amortization of the excess of the Company's investment in Dal-Tile over the underlying equity in net assets. Prior year's results reflect the before-tax operating income of the ceramic tile operations.

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

The Company is involved, as of June 30, 1996, in approximately 47,000 pending personal injury asbestos claims and lawsuits, and 14 pending claims and lawsuits involving asbestos-containing products in buildings. The Company's insurance carriers provide coverage for both types of claims. The personal injury claims (but not property damage claims) are handled by the Center for Claims Resolution (the "Center"). Personal injury claims in the federal courts have been transferred by the Judicial Panel for Multidistrict Litigation to the Eastern District of Pennsylvania for pretrial purposes. State court cases have not been directly affected by the transfer. A settlement class action that includes essentially all future personal injury claims against Center members, including the Company, was filed on January 15, 1993, in the Eastern District of Pennsylvania. The District Court tentatively approved the settlement, but the Circuit Court of Appeals rejected the class certification. The matter will be appealed to the Supreme Court. Assuming the class action is ultimately allowed, certain other issues, including insurance coverage for class members' claims, are to be resolved in the future, and all appeals on those issues exhausted. This could take several years.

An Agreement Concerning Asbestos-Related Claims (the "Wellington Agreement") provides for settlement of insurance coverage for personal injury claims with certain primary carriers and excess carriers. Settlement agreements that complement the Wellington Agreement have been signed with one primary carrier and certain excess carriers. Litigation that was undertaken by the Company in California for insurance coverage for asbestos-related personal injury and property damage lawsuits and claims is now on appeal from favorable final decisions of the trial court and the California Court of Appeal. The case was returned to the Court of Appeal by the California Supreme Court for additional review in light of a favorable Supreme Court decision in another case. The Court of Appeal has again ruled in favor of the Company. This litigation did not encompass coverage for non-products claims that is included in the Company's primary policies and certain excess policies; the additional insurance coverage is substantial. The Company is pursuing the nonproducts coverage through alternative dispute resolution proceedings involving the primary and certain excess carriers pursuant to the Wellington Agreement.

The Company believes that an estimated $144.8 million in liability and defense costs recorded on its balance sheet will be incurred to resolve approximately 47,000 asbestos-related personal injury claims against the Company as of June 30, 1996. An insurance asset in the amount of $144.8 million recorded on the balance sheet reflects the Company's belief in the availability of insurance in this amount to cover the liability for these pending claims. The Company also projects the maximum cost in the potential settlement class action as a reasonably possible additional liability of $245 million for a ten-year period; a portion of such additional projected liability may not be covered by the Company's ultimately applicable insurance recovery. Although subject to uncertainties and limitations, the Company also believes it is probable that substantially all of the expenses and liability payments associated with the asbestos-related property damage claims will be covered by insurance.

Even though uncertainties still remain as to the potential number of unasserted claims, liability resulting therefrom, and the ultimate scope of its insurance coverage, after consideration of the factors involved, including the Wellington Agreement, the settlements with other insurance carriers, the results of the trial phase and the intermediate appellate stage of the California insurance coverage litigation, the remaining reserve, the establishment of the Center, the Georgine settlement class action and the likelihood that if Georgine is not ultimately upheld an alternative to Georgine would be negotiated, and its experience, the Company believes the asbestos-related lawsuits and claims against the Company would not be material either to the financial condition of the Company or to its liquidity, although the net effect of any future liabilities recorded in excess of insurance assets could be material to earnings in a future period.

The full report on the asbestos-related litigation is set forth below:

Asbestos-Related Litigation

The Company is one of many defendants in pending lawsuits and claims involving, as of June 30, 1996, approximately 47,000 individuals alleging personal injury from exposure to asbestos. Included in the above number are approximately 17,000 lawsuits and claims from the approximately 87,000 individuals who have opted out of the settlement class action referred to below. About 17,300 claims from purported settlement class members were received as of June 30, 1996. Of those claims, many do not qualify at this time for payment. (In late 1993, the Company revised its claims handling procedures to provide for individual claim information to be supplied by the Center for Claims Resolution (the "Center"), referred to below. This process has provided more current tracking of outstanding claims. The reconciliation between the two systems continues.
Claim numbers in this note have been received from the Center and its consultants.)

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

Settlement Class Action

A settlement class action (Georgine v. Amchem) that includes essentially all future asbestos-related personal injury claims against members of the Center was filed in the Eastern District of Pennsylvania, on January 15, 1993. The settlement class action is designed to establish a non-litigation system for the resolution of essentially all future asbestos-related personal injury claims against the Center members including the Company. Other companies that are not Center members may be able to join the class action later. The class action proposes a voluntary settlement that offers a method for prompt compensation to claimants who were occupationally exposed to asbestos if they meet certain exposure and medical criteria. Compensation amounts are derived from historical settlement data. Under limited circumstances and in limited numbers, qualifying claimants may choose to arbitrate or litigate certain claims after their claims are processed within the system. No punitive damages will be paid under the proposed settlement. The settlement is designed to minimize transactional costs, including attorneys fees, and to relieve the courts of the burden of handling future claims. Each member of the Center has an obligation for its own fixed share in this proposed settlement. The District Court has ruled that claimants who neither filed a lawsuit against the members of the Center nor filed an exclusion request form are subject to the class action; a subsequent decision on appeal as discussed below puts that ruling in substantial question. The class action does not include claims deemed otherwise not covered by the class action settlement, or claims for property damage. Annual case flow caps and compensation ranges for each compensable medical category, including amounts paid even more promptly under the simplified payment procedures, have been established for an initial period of ten years. Case flow caps may be increased if they were substantially exceeded during the previous five-year period. The case flow figures and annual compensation levels are subject to renegotiation after the initial ten-year period. On August 16, 1994, the Court tentatively approved the settlement, and notification has been provided to class members. Approximately 87,000 individuals have opted out. The opt outs are not claims as such but rather are reservations of rights to possibly bring claims in the future. The settlement will become final only after certain issues, including issues related to insurance coverage, are resolved and appeals are exhausted, a process which could take several years. The Center members have stated their intention to resolve over a five-year period the personal injury claims that were pending when the settlement class action was filed. A significant number of claims have been finally or tentatively settled or are currently the subject of negotiations.

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

On May 10, 1996, a three-judge panel of the U.S. Court of Appeals for the Third Circuit issued an adverse decision in an appeal from the preliminary injunction by the District Court enjoining members of the Georgine settlement class from litigating asbestos-related personal injury claims in the tort system. The appeal was brought by certain intervenors who opposed the class action. The Court of Appeals decision--which will not become effective until that Court issues its mandate--ruled against maintaining the settlement class action, ordered that the preliminary injunction issued by the District Court (which prohibits class members from litigating against Center defendants in the tort system) be vacated, and ordered the District Court to decertify the class. The Court ruled broadly that the case does not meet the requirements for class certification under Federal Rule of Civil Procedure 23, concluding that a class action cannot be certified for purposes of settlement unless it can be certified for full-scale litigation. The Company believes that the Court erred in several important respects. The Center petitioned for rehearing before the Third Circuit en banc and that petition was denied. The Circuit Court has issued an order stating that its mandate will not issue until August 16, 1996, meaning that the preliminary injunction will remain in force at least until that time. The Center members intend to file a petition for Certiorari with the U.S. Supreme Court by that date, at which time the injunction will be automatically continued until disposition of the case by the Supreme Court.

The Circuit Court recognized that the issues in the class action are of significant importance. The opinion begins, "Every decade presents a few great cases that force the judicial system to choose between forging a solution to a major social problem on the one hand, and preserving its institutional values on the other. This is such a case." The Center's counsel believes there are substantial and substantive grounds for the Supreme Court to review the decision. In addition to this case being of significant importance, the Circuit Court's ruling is not consistent with rulings of several other circuit courts that have considered Rule 23 issues in comparable cases. In particular, the recent ruling in the Ahearn case by the Circuit Court of Appeals for the Fifth
                     ------
Circuit, contrary to the Third Circuit, reached the conclusion that class actions may be certified for purposes of settlement without also being certified for purposes of full-scale litigation.

The Company remains optimistic that a future claimants settlement class action may ultimately be approved; however, as noted above, the courts may not uphold the settlement class action, and may not uphold the companion insurance action or, even if upheld, there is a potential that judicial action might result in substantive modification to the settlement.

Despite efforts to reverse the Circuit Court's decision, the District Court's injunction precluding class members from litigating against the Center defendants in the tort system may be lifted if the appeal to the Supreme Court is unsuccessful. If the injunction is lifted, a large number of new asbestos-related personal injury lawsuits might be filed within a short period of time against the Center members, including the Company. If the appeal to the Supreme Court is not ultimately successful, despite the pendency of the injunction, the Company believes that the number of subsequent pending cases in the tort system against the Company would likely increase absent successful negotiation of an alternative settlement arrangement comparable to Georgine. In due course, the consequences from a lifting of the injunction could result in presently undeterminable, but likely higher, liability and defense costs under a claims resolution mechanism alternative to the Georgine settlement which the Company believes would likely be negotiated.

Even if the appeal to the Supreme Court is successful, various issues remain to be resolved in the class action and the potential exists that those issues will cause the class action ultimately not to succeed or to be substantially modified. Similarly, the potential exists that the above-referenced companion insurance action will not be successful.

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

Various insurance carriers provide products and nonproducts coverage for the Company's asbestos-related personal injury claims and product coverage for property damage claims. Certain policies providing products coverage for personal injury claims have been exhausted. A list of the insurance carriers that currently provide coverage or whose policies have made available or provide personal injury, nonproducts or property damage coverages is as follows:
Reliance Insurance Company; Aetna Casualty and Surety Company; Liberty Mutual Insurance Companies; Travelers Insurance Company; Fireman's Fund Insurance Company; Insurance Company of North America; Lloyds of London; various London market companies; Fidelity and Casualty Insurance Company; First State Insurance Company; U.S. Fire Insurance Company; Home Insurance Company; Great American Insurance Company; American Home Assurance Company and National Union Fire Insurance Company (known as the AIG Companies); Central National Insurance Company; Interstate Insurance Company; Puritan Insurance Company; and Commercial Union Insurance Company. Midland Insurance Company, an excess carrier that insured the Company for $25 million of bodily injury products coverage, is insolvent; the Company is pursuing claims with the state guaranty associations. The gap in coverage created by the Midland Insurance Company insolvency will be covered by other insurance. Certain companies in the London block of coverage and certain carriers providing coverage at the excess level for property damage claims only have also become insolvent. In addition, certain insurance carriers that were not in the Company's California insurance litigation also provide insurance for asbestos-related property damage claims.

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

Center for Claims Resolution

An asbestos-related personal injury claims handling organization known as the Center for Claims Resolution was created in October 1988 by Armstrong and 20 other companies, all of which were former members of the Facility. Insurance carriers did not become members of the Center, although a number of carriers signed an agreement to provide approximately 70% of the financial support for the Center's operational costs during its first year of operation; they also are represented ex officio on the Center's governing board. The Center adopted many of the conceptual features of the Facility, and the members' insurers generally provide coverage under the Wellington Agreement terms. The Center has operated under a revised formula for shares of liability payments and defense costs and has defended the members' interests and addressed the claims in a manner consistent with the prompt, fair resolution of meritorious claims. In late 1991, the Center sharing formula was revised to provide that members will pay only on claims in which the member is a named defendant. This change caused a slight increase in the Company's share and subsequent share adjustments also resulted in an increased liability share for the Company in certain areas. In the settlement class action, each member will pay its own fixed share of every claim.

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

An increase in the utilization of the Company's insurance also has occurred as a result of the class action settlement and the commitment at the time to attempt to resolve pending claims within five years. Aside from the class action settlement, no forecast can be made for future years regarding either the rate of claims, the rate of pending and future claims resolution by the Center, or the rate of utilization of Company insurance. If the settlement class action is ultimately successful, projections of the rate of disposition of future cases may be made.

Property Damage Litigation

The Company is also one of many defendants in a total of 14 pending lawsuits and claims, including one class action, as of June 30, 1996, brought by public and private building owners. These lawsuits and claims include allegations of damage to buildings caused by asbestos-containing products and generally claim compensatory and punitive damages and equitable relief, including reimbursement of expenditures, for removal and replacement of such products. They appear to be aimed at friable (easily crumbled) asbestos-containing products, although allegations in some suits encompass all asbestos-containing products, including allegations with respect to previously installed asbestos-containing resilient flooring. Among the lawsuits that have been resolved are four class actions that had been certified, each involving a distinct class of building owner: public and private schools; Michigan state public and private schools; colleges and universities, and private property owners who leased facilities to the federal government. In three of these class actions, the courts have given final approval and dismissed the actions with prejudice. In the college and universities class action, a settlement has been reached with the class representative and is subject to a fairness hearing. The Company vigorously denies the validity of the allegations against it contained in these suits and claims. Increasing defense costs, paid by the Company's insurance carriers either under reservation or settlement arrangement, will be incurred. As a consequence of the California insurance litigation discussed elsewhere in this note, the Company believes that it is probable that costs of the property damage litigation that are being paid by the Company's insurance carriers under reservation of rights will not be subject to recoupment. These suits and claims were not handled by the former Facility nor are they being handled by the Center.

Certain co-defendant companies in the asbestos-related litigation have filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. As a consequence, litigation against them (with several exceptions) has been stayed or restricted. Due to the uncertainties involved, the long-term effect of these proceedings on the litigation cannot be predicted.

California Insurance Coverage Lawsuit

The California trial court issued final decisions in various phases in the insurance lawsuit including a decision that the trigger of coverage for personal injury claims was continuous from exposure through death or filing of a claim. The court also found that a triggered insurance policy should respond with full indemnification up to exhaustion of the policy limits. The court concluded that any defense obligation ceases upon exhaustion of policy limits. Although not as comprehensive, another important decision in the trial established a favorable defense and indemnity coverage result for asbestos-related property damage claims; the final decision holds that, in the event the Company is held liable for an underlying property damage claim, the Company would have coverage under policies in effect during the period of installation and during any subsequent period in which a release of fibers occurred. The California Court of Appeal substantially upheld the trial court, and the insurance carriers petitioned the California Supreme Court for review of various coverage issues. The California Supreme Court referred the case back to the Court of Appeal to reconsider its opinion in light of a recent Supreme Court decision in another case. In a subsequent second opinion the Court of Appeal also ruled in the Company's favor. The insurance carriers have petitioned the California Supreme Court for further review.

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

Non-Products Insurance Coverage

Non-products insurance coverage is included in the Company's primary insurance policies and certain excess policies for non-products claims. The settlement agreement referenced above with one primary carrier included an amount for non-products claims. Non-products claims include claims that may have arisen out of exposure during installation of asbestos materials or before control of such materials has been relinquished. Negotiations have been undertaken with the Company's primary insurance carriers to categorize the percentage of previously resolved and yet to be resolved asbestos-related personal injury claims as non-products claims and to establish the entitlement to such coverage. The additional coverage potentially available to pay claims categorized as non-products is substantial, and at the primary level, includes defense costs in addition to limits. No agreement has been reached with the primary carriers on the amount of non-products coverage attributable to claims that have been disposed of or the type of claims that should be covered by non-products insurance. One primary carrier alleges that it is no longer bound by the Wellington Agreement, and one primary carrier seemingly takes the view that the Company verbally waived certain rights regarding non-products coverage against that carrier at the time the Wellington Agreement was signed. All the carriers presumably raise various reasons why they should not pay their coverage obligations. Accordingly, the Company has initiated alternative dispute resolution proceedings against the primary and certain excess carriers to resolve the non-products coverage issues.

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

The Company does not know how many claims will be filed against it in the future, nor the details thereof or of pending suits not fully reviewed, nor the expense and any liability that may ultimately result therefrom, nor does the Company know whether the settlement class action will ultimately succeed, the number of individuals who ultimately will be deemed to have opted out or who could file claims outside the settlement class action, nor the annual claims flow caps to be negotiated after the initial ten-year period for the settlement class action or the compensation levels to be negotiated for such claims, nor whether an alternative to the Georgine settlement vehicle may ultimately emerge, or the ultimate liability if such alternative does not emerge, or the scope of its non-products coverage ultimately deemed available or the ultimate conclusion of the California insurance coverage litigation.

Subject to the uncertainties and limitations referred to in this note and based upon its experience and other factors also referred to in this note, the Company believes that the estimated $144.8 million in liability and defense costs recorded on the balance sheet will be incurred to resolve an estimated 47,000 asbestos-related personal injury claims pending against the Company as of June 30, 1996. These claims include those that were filed for the period from January 1, 1994, to January 24, 1994, and which were previously treated as potentially included within the settlement class action, and those claims filed by claimants who have been identified as having filed exclusion request forms to opt out of the settlement class action. A ruling from the Court established January 24, 1994, as the date after which asbestos-related personal injury claims are subject to the settlement class action. In addition to the currently estimated pending claims and claims filed by those who have opted out of the settlement class action, claims otherwise determined not to be subject to the settlement class action will be resolved outside the settlement class action. The Company does not know how many such claims ultimately may be filed by claimants who have opted out of the class action or by claimants determined not to be subject to the settlement class action. If the preliminary injunction is ultimately vacated, such claims would not be subject to the class action constraints.

An insurance asset in the amount of $144.8 million recorded on the balance sheet reflects the Company's belief in the availability of insurance in this amount to cover the liability in like amount referred to above. Such insurance has either been agreed upon or is probable of recovery through negotiation, alternative dispute resolution or litigation. The Company also notes that, based on maximum mathematical projections covering a ten-year period from 1994 to 2004, its estimated cost in the settlement class action reflects a reasonably possible additional liability of $245 million. If the Georgine class action is not ultimately approved, the Company believes that a claims resolution mechanism alternative to the Georgine settlement will likely be negotiated, albeit at a likely higher liability and defense costs. A portion of such additional liability may not be covered by the Company's ultimately applicable insurance recovery. However, the Company believes that any after-tax impact on the difference between the aggregate of the estimated liability for pending cases and the estimated cost for the ten-year maximum mathematical projection or in the cost of an alternative settlement format, and the probable insurance recovery, would not be material either to the financial condition of the Company or to its liquidity, although it could be material to earnings if it is determined in a future period to be appropriate to record a reserve for this difference. The period in which such a reserve may be recorded and the amount of any reserve that may be appropriate cannot be determined at this time. Subject to the uncertainties and limitations referred to elsewhere in this note and based upon its experience and other factors referred to above, the Company believes it is probable that substantially all of the expenses and any liability payments associated with the asbestos-related property damage claims will be paid under an existing interim agreement, by insurance coverage settlement agreements and through additional coverage reasonably anticipated from the outcome of the insurance litigation.

Even though uncertainties still remain as to the potential number of unasserted claims, liability resulting therefrom, and the ultimate scope of its insurance coverage, after consideration of the factors involved, including the Wellington Agreement, the referenced settlements with other insurance carriers, the results of the trial phase and the intermediate appellate stage of the California insurance coverage litigation, the remaining reserve, the establishment of the Center, the Georgine settlement class action and the likelihood that if Georgine is not ultimately upheld, an alternative to Georgine would be negotiated, and its experience, the Company believes the asbestos-related lawsuits and claims against the Company would not be material either to the financial condition of the Company or to its liquidity, although as stated above, the net effect of any future liabilities recorded in excess of insurance assets could be material to earnings in such future period.

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

On August 19, 1994, the jury returned a verdict in favor of the Company finding that the Company had not caused damages to TINS. The court subsequently entered judgment in the Company's favor based upon the verdict. TINS motion for a new trial based upon alleged inaccurate jury instructions and alleged improper evidentiary rulings during the trial, was denied and TINS filed an appeal with the U.S. Court of Appeals for the Third Circuit. On October 11, 1995, the case was argued before a panel of the U.S. Court of Appeals for the Third Circuit, and on October 20, 1995, the court issued a Judgment Order affirming the 1994 district court verdict in favor of the Company. On November 2, 1995, TINS filed a Petition for Rehearing by the same panel which was denied on December 5, 1995. On January 24, 1996, TINS filed a motion seeking further appellate review by the Circuit Court; that motion has been denied. Also denied was a motion by TINS before the District Court to rescind an earlier 1984 agreement of settlement. TINS has appealed this later decision to the Circuit Court.

Note 3.
- -------

In July the Company learned that discoloration in a limited portion of its residential sheet flooring product lines was occurring. The problem has been traced to a raw material used in varying amounts in production primarily in the last nine months. The manufacturing process has been corrected to eliminate any further occurrence of this problem. New production, as available, will be shipped to customers to meet demand for this product. A portion of the production of the affected product lines was shipped to retailers and potentially installed in consumers' homes. The remainder is in the Company's, wholesalers' or retailers' inventory.

Based on the incidence rate of discoloration claims to date combined with a projected increase in the incidence rate going forward, a contingency reserve will be established in the third quarter. The amount of the contingency reserve and the costs associated with the obsolescence or correction of inventory containing the aforementioned raw material are dependent on a number of factors, including the exact amount of product affected, the feasibility and cost of correcting the discoloration problem and the value of the affected and/or corrected product, which cannot be determined at this time. Based on information currently available, the Company believes the ultimate loss would not be material to the financial condition of the company or to its liquidity, although the recording of any future liabilities may be material to the earnings in such future period.

Item 2.  Management's Discussion and Analysis of Financial Condition and
- -------  ---------------------------------------------------------------
         Results of Operations
         ---------------------

Financial Condition
- -------------------

Cash provided by operating activities supplemented by some of the proceeds from exercised stock options was sufficient to cover normal working capital requirements, payments of dividends, reduction of long-term debt and payments related to restructuring activities. A total of $171.4 million was used for investment in plant, property and equipment, purchase of preferred and common shares, reduction of short-term debt and purchase of computer software. This cash was provided by using part of the $256.9 million cash balance available at the beginning of the year which included the proceeds from the sale of Thomasville Furniture Industries, Inc., in December 1995.

Working capital was $272.4 million as of June 30, 1996, $24.2 million lower than the $296.6 million recorded at the end of the first quarter of 1996 and $74.4 million lower than the $346.8 million recorded at year-end 1995. The reduction in working capital results primarily from the $174.0 million decrease in cash and short-term investments and the $14.0 million increase in income taxes payable. Partially offsetting this decrease in cash and increase in income taxes payable were the $51.7 million for higher levels of accounts receivable, inventory and other assets, the $46.9 million decrease in short-term debt and current installments of long-term debt and the $15.0 million decrease in accounts payable and accrued expenses. Seasonally higher sales levels for 1996 were the primary reason for the $40.5 million increase in receivables.

The ratio of current assets to current liabilities was 1.83 to 1 as of June 30, 1996 compared with 1.92 to 1 as of March 31, 1996 and December 31, 1995, primarily due to the reduced levels of cash when compared with the end of 1995.

The June 30, 1996 long-term debt of $188.5 million, which excludes the Company's guarantee of the ESOP loan, represented 15.7 percent of total capital compared with 14.9 percent at the end of 1995. The June 30, 1996 and 1995 year-end ratios of total debt (including the Company's guarantee of the ESOP loan) as a percent of total capital were 36.1 percent and 38.5 percent, respectively.

In July 1996, the Company announced that effective October 1, 1996, the Employee Stock Ownership Plan (ESOP) and the Retirement Savings Plan (RSP) would be merged to form the new Retirement Savings and Stock Ownership Plan (RSSOP). On July 31, the trustee of the ESOP converted the preferred stock held by the trust into approximately 5.1 million shares of common stock at a one-for-one ratio. The ultimate impact of the conversion and restructuring on the Company's results will depend on the level of employee participation in the restructured plan and the stock price over time.

Under the ongoing 2.5 million common share repurchase plan, the Company has repurchased approximately 1,595,500 shares through June 30, 1996, including 543,100 repurchased in the first six months of this year. In July 1996, the Board of Directors authorized the Company to repurchase an additional 3.0 million shares of its common stock through the open market or through privately negotiated transactions. The increased stock repurchase authorization will allow the Company greater flexibility to quickly deploy our cash flow, and to the extent shares can be repurchased at attractive prices, should increase earnings per share. Such stock repurchases are intended to supplement, rather than supplant, further investment in the Company's core businesses.

The Company is involved in significant asbestos-related litigation which is described more fully under "Litigation" on pages 8 - 16 and which should be read in connection with this discussion and analysis. The Company does not know how many claims will be filed against it in the future, nor the details thereof or of pending suits not fully reviewed, nor the expense and any liability that may ultimately result therefrom, nor does the Company know whether the settlement class action will ultimately succeed, the number of individuals who ultimately will be deemed to have opted out or who could file claims outside the settlement class action, nor the annual claims flow caps to be negotiated after the initial ten-year period for the settlement class action or the compensation levels to be negotiated for such claims, nor whether an alternative to the Georgine settlement vehicle may ultimately emerge or the ultimate liability if such alternative does not emerge, or the scope of its non-products coverage ultimately deemed available or the ultimate conclusion of the California insurance coverage litigation.

Subject to the uncertainties and limitations referred to in this note and based upon its experience and other factors also referred to in this note, the Company believes that the estimated $144.8 million in liability and defense costs recorded on the balance sheet will be incurred to resolve an estimated 47,000 asbestos-related personal injury claims pending against the Company as of June 30, 1996. These claims include those that were filed for the period from January 1, 1994, to January 24, 1994, and which were previously treated as potentially included within the settlement class action, and those claims filed by claimants who have been identified as having filed exclusion request forms to opt out of the settlement class action. A ruling from the Court established January 24, 1994, as the date after which asbestos-related personal injury claims are subject to the settlement class action. In addition to the currently estimated pending claims and claims filed by those who have opted out of the settlement class action, claims otherwise determined not to be subject to the settlement class action will be resolved outside the settlement class action. The Company does not know how many such claims ultimately may be filed by claimants who have opted out of the class action or by claimants determined not to be subject to the settlement class action. If the preliminary injunction is ultimately vacated, such claims would not be subject to the class action constraints.

An insurance asset in the amount of $144.8 million recorded on the balance sheet reflects the Company's belief in the availability of insurance in this amount to cover the liability in like amount referred to above. Such insurance has either been agreed upon or is probable of recovery through negotiation, alternative dispute resolution or litigation. The Company also notes that, based on maximum mathematical projections covering a ten-year period from 1994 to 2004, its estimated cost in the settlement class action reflects a reasonably possible additional liability of $245 million. If the Georgine class action is not ultimately approved, the Company believes that a resolution mechanism alternative to the Georgine settlement will likely be negotiated, albeit at a likely higher liability and defense costs. A portion of such additional liability may not be covered by the Company's ultimately applicable insurance recovery. However, the Company believes that any after-tax impact on the difference between the aggregate of the estimated liability for pending cases and the estimated cost for the ten-year maximum mathematical projection or in the cost of an alternative settlement format, and the probable insurance recovery, would not be material either to the financial condition of the Company or to its liquidity, although it could be material to earnings if it is determined in a future period to be appropriate to record a reserve for this difference. The period in which such a liability may be recorded and the amount of any reserve that may be appropriate cannot be determined at this time. Subject to the uncertainties and limitations referred to elsewhere in this note and based upon its experience and other factors referred to above, the Company believes it is probable that substantially all of the expenses and any liability payments associated with the asbestos-related property damage claims will be paid under an existing interim agreement, by insurance coverage settlement agreements and through additional coverage reasonably anticipated from the outcome of the insurance litigation.

Even though uncertainties still remain as to the potential number of unasserted claims, liability resulting therefrom, and the ultimate scope of its insurance coverage, after consideration of the factors involved, including the Wellington Agreement, the referenced settlements with other insurance carriers, the results of the trial phase and the intermediate appellate stage of the California insurance coverage litigation, the remaining reserve, the establishment of the Center, the Georgine settlement class action and the likelihood that if Georgine is not ultimately upheld, an alternative to Georgine would be negotiated, and its experience, the Company believes the asbestos-related lawsuits and claims against the Company would not be material either to the financial condition of the Company or to its liquidity, although as stated above, the net effect of any future liabilities recorded in excess of insurance assets could be material to earnings in such future period.

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

Consolidated Results
- --------------------

Second-quarter net sales of $563.2 million were an all-time record and were 5 percent higher when compared with net sales of $536.0 million in second quarter of 1995. North American sales were 8 percent higher than a year ago, driven by strong sales in the home center channel. European sales were adversely impacted by the strong U.S. dollar relative to European currencies which had a negative impact on total Company sales growth by about one percentage point.

Second-quarter earnings from continuing businesses of $30.6 million included restructuring charges of $29.6 million after tax. These earnings compare with $47.4 million recorded in 1995's second quarter. The primary factors positively impacting earnings were production efficiencies and lower raw material costs. Earnings per share from continuing businesses were 73 cents per share on a primary basis and 68 cents per share on a fully diluted basis compared with $1.17 per share on a primary basis and $1.05 per share on a fully diluted basis for the second quarter of 1995.

The after-tax restructuring charge of $29.6 million (79 cents per share on a primary basis and 70 cents per share on a fully diluted basis) relates primarily to severance and early retirement incentives for approximately 500 employees, about two-thirds of whom are in staff positions, as well as for asset write-offs related to facility closures. The charges are estimated to be evenly split between cash payments and non-cash charges. The majority of the cash outflow is expected to occur over the next 12 months. It is anticipated that ongoing cost reductions and productivity improvements should permit recovery of these charges in less than two years. Actual severance payments made in the second quarter and charged against the reserve were $2.0 million and related to 61 positions.

Actual cash payments charged against the restructuring reserves established for pre-1996 plans were $16.8 million in the first six months of 1996 relating to the elimination of 291 positions.

Net earnings for the second quarter 1996 were $30.6 million compared with $52.7 million for the same period in 1995. Second quarter 1995 net earnings included $5.3 million (14 cents per share on a primary basis and 13 cents per share on a fully diluted basis) of after-tax earnings from the discontinued operations of Thomasville Furniture Industries, Inc. 1996 second-quarter net earnings per share of common stock were 73 cents on a primary basis and 68 cents per share on a fully diluted basis compared with $1.31 on a primary basis and $1.18 on a fully diluted basis for the second quarter of 1995.

First-half 1996 sales were $1.06 billion, an increase of 2.5 percent over last year's first-half sales of $1.04 billion. Earnings from continuing businesses and net earnings for the first six months were $66.9 million ($1.61 per common share on a primary basis and $1.48 on a fully-diluted basis) including the second-quarter after-tax restructuring charge of $29.6 million. Last year's first-half earnings from continuing businesses of $87.1 million, which included an after-tax restructuring charge of $10.1 million, were $1.78 per common share on a primary basis and $1.62 on a fully-diluted basis. The first-half 1996 net earnings decreased 23 percent from 1995's first-half net earnings of $87.1 million ($2.13 per common share on a primary basis and $1.93 on a fully-diluted basis). 1995's first-half net earnings include $13.2 million from the discontinued furniture business (35 cents per common share on a primary basis and 31 cents on a fully-diluted basis).

In July the Company learned that discoloration in a limited portion of its residential sheet flooring product lines was occurring. The problem has been traced to a raw material used in varying amounts in production primarily in the last nine months. The manufacturing process has been corrected to eliminate any further occurrence of this problem. New production, as available, will be shipped to customers to meet demand for this product. A portion of the production of the affected product lines was shipped to retailers and potentially installed in consumers' homes. The remainder is in the Company's, wholesalers' or retailers' inventory.

Based on the incidence rate of discoloration claims to date combined with a projected increase in the incidence rate going forward, a contingency reserve will be established in the third quarter. The amount of the contingency reserve and the costs associated with the obsolescence or correction of inventory containing the aforementioned raw material are dependent on a number of factors, including the exact amount of product affected, the feasibility and cost of correcting the discoloration problem and the value of the affected and/or corrected product, which cannot be determined at this time. Based on information currently available, the Company believes the ultimate loss would not be material to the financial condition of the company or to its liquidity, although the recording of any future liabilities may be material to the earnings in such future period.

Industry segment results:
- ------------------------

In the floor coverings segment, sales were 8 percent higher than 1995's second quarter. The primary drivers of sales growth continue to be U.S. residential and commercial floor tile products and residential sheet flooring in Europe, especially Eastern Europe and Russia. Operating income included a restructuring charge of $14.5 million. Two-thirds of this charge, or $9.7 million, resulted from the elimination of the separate Armstrong and W.W. Henry installation products businesses, the consolidation of four W.W. Henry plants and the move of the California-based W.W. Henry headquarters to Lancaster. The remainder is related to other reorganizations in the floor products operations staff and at the Armstrong-Nylex joint venture. Operating profits were positively impacted by improvements in the cost structure from lower manufacturing and raw material costs.

Worldwide sales in the building products segment increased almost 6 percent when compared with 1995's second quarter. North American sales rose a significant 13 percent, with growth in both the commercial market segment and the U.S. home center channel, somewhat offset by lackluster sales in Europe primarily because of market softness in Germany and France. Operating profits included a $8.3 million restructuring charge, $7.2 million of which related to simplifying product lines and production processes in the Muenster, Germany, ceilings facility. The balance of the restructuring charge was associated with building products operations staff reorganizations and asset write-downs. North American operating profits remained strong but were slightly lowered by additional costs for the new metal ceilings business in Europe and plant startup costs in China.

Sales in the industry products segment decreased almost 6 percent when compared with 1995's second quarter primarily due to the stronger dollar. Operating profits included a restructuring charge of $4.0 million, the majority of which related to an early retirement offering to employees of the Fulton, New York facility. Insulation Products results continued to be impacted by soft market conditions and competitive pricing. These negative results along with a $1.1 million bad debt were largely offset by improved manufacturing costs. Armstrong Industrial Specialties, Inc. results have benefited from raw material price decreases and production efficiencies. This unit's gasket business has been impacted by softness in the automotive industry while the flooring felt business has improved.

In the ceramic segment, the $1.1 million of operating profits represented Armstrong's share of its investment in Dal-Tile International, Inc. while 1995's results reflect the pre-tax profits of the American Olean Tile Company. Higher sales are occurring in the home center channel for this segment. The business combination has improved the Company's results by realizing significant synergies. Dal-Tile is in the process of filing a registration statement for the purpose of an initial public offering. Some minor dilution to the Company's 37 percent share will occur; however, the Company has subscribed to an additional stock investment which will partially offset this dilution.

Unallocated corporate expense included a $19.7 million restructuring charge related to the elimination of approximately 150 corporate staff positions as a result of the Corporate Organizational Effectiveness Study and for write-offs related to the closing of excess office space at the Company's Lancaster, Pa., headquarters.

This Current Report on Form 10-Q contains forward looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the Company's earnings, liquidity and financial condition and the likelihood that an alternative to the Georgine asbestos settlement class action will be negotiated.
                   --------
Actual results may differ materially as a result of the uncertainties identified or if the factors on which the Company's conclusions are based do not conform to the Company's expectations.

                        Independent Accountants' Report
                        -------------------------------


The Board of Directors
Armstrong World Industries, Inc.:

We have reviewed the condensed consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries as of June 30, 1996, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the six-month periods then ended. These condensed financial statements are the responsibility of the Company's management.

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

KPMG PEAT MARWICK LLP



Philadelphia, Pennsylvania
August 12, 1996

                          Part II - Other Information
                          ---------------------------

Item 1.  Legal Proceedings
- ------   -----------------

Information required by this item is presented in Note 2 of the notes to the Company's consolidated financial statements included in Part I, Item 1 hereof, and is incorporated herein by reference.


Item 4.  Submission of Matters to a Vote of the Security Holders
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


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

     (a) The following exhibits are filed as a part of the Quarterly Report on Form 10-Q:

     Exhibits
     --------
     No. 10    Form of Agreement Between the Company and Certain of its
               Executive Officers, together with a schedule identifying those executives.
     No. 11(a) Computation for Primary Earnings Per Share
     No. 11(b) Computation for Fully Diluted Earnings Per Share
     No. 15    Letter re Unaudited Interim Financial Information
     No. 27    Financial Data Schedule

     (b) The following reports on Form 8-K were filed during the quarter for which this report is filed:

          On May 13, 1996, the registrant filed a current report on Form 8-K to report certain developments with respect to certain litigation.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Armstrong World Industries, Inc.



                              By  /s/ L.A. Pulkrabek
                                 -----------------------------------
                                 L.A. Pulkrabek, Senior
                                 Vice President, Secretary and
                                 General Counsel



                              By  /s/ Bruce A. Leech, Jr.
                                 ------------------------------------
                                 Bruce A. Leech, Jr., Controller
                                 (Principal Accounting Officer)

Date:  August 12, 1996

                                 Exhibit Index
                                 -------------

Exhibit No.
- -----------

No. 10 Form of Agreement Between the Company and Certain of its Executive Officers, together with a schedule identifying those executives.

No. 11(a) Computation for Primary Earnings Per Share

No. 11(b) Computation for Fully Diluted Earnings Per Share

No. 15    Letter re Unaudited Interim Financial Information

No. 27    Financial Data Schedule