Form 10-Q
period 1996-09-30
ARMSTRONG WORLD INDUSTRIES INC
filed 1996-11-13
CIK 7431

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1996
                               ------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------  -------------------
Commission file number                     1-2116
                      ---------------------------------------------------------

                       Armstrong World Industries, Inc.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Pennsylvania                                             23-0366390
-------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


P. O. Box 3001, Lancaster, Pennsylvania                        17604
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code     (717) 397-0611
                                                  -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes  X                    No
                                              ----                     ----

Number of shares of registrant's common stock outstanding as of November 1, 1996 - 41,288,389

                         Part I - Financial Information
                         ------------------------------

Item 1.  Financial Statements
-----------------------------

               Armstrong World Industries, Inc., and Subsidiaries
                       Consolidated Statements of Earnings
                       -----------------------------------
                 (amounts in millions except for per-share data)
                                    Unaudited

                                                          Three months                                  Nine months
                                                        ended September 30                          ended September 30
                                                        ------------------                          ------------------
                                                    1996         1995(a) (b)                     1996       1995(a) (b)
                                                    ----         ----                            ----       ----
NET SALES (c)                                      $563.4          $611.8                     $1,627.8        $1,767.4
Cost of goods sold                                  385.0           408.2                      1,094.3         1,186.1
                                                   ------          ------                     --------        --------
Gross profit                                        178.4           203.6                        533.5           581.3
Selling, general and administrative
   expenses                                         115.7           119.0                        322.0           353.9
Equity (earnings) from affiliates                    (5.4)           (1.4)                       (11.5)           (4.7)
Restructuring charges                                --              56.2                         46.5            71.8
                                                   ------          ------                     --------        --------
Operating income (c)                                 68.1            29.8                        176.5           160.3
Interest expense                                      6.8             8.4                         19.3            25.3
Other (income) expense, net                           (.4)            1.2                         (4.7)            2.2
                                                   ------            ------                     --------        --------
Earnings from continuing businesses
   before income taxes                               61.7            20.2                        161.9           132.8
Income taxes                                         17.5             5.8                         50.8            44.5
                                                   ------          ------                     --------        --------
EARNINGS FROM CONTINUING
   BUSINESSES (d)(e)                               $ 44.2          $ 14.4                     $  111.1        $   88.3
Earnings from discontinued business,
   net of income taxes                               --               5.0                         --              18.2
                                                   ------          ------                     --------        --------
EARNINGS BEFORE EXTRAORDINARY LOSS                 $ 44.2          $ 19.4                     $  111.1        $  106.5
Extraordinary loss, net of
   income taxes (f)                                  (8.4)           --                           (8.4)           --
                                                   ------          ------                     --------          ------
NET EARNINGS                                       $ 35.8          $ 19.4                     $  102.7        $  106.5
                                                   ======          ======                     ========        ========
Per share of common stock: (g)
   Primary:
      Earnings from continuing
        businesses                                 $  1.06         $   .29                    $    2.67       $    2.06
      Earnings from discontinued
        business                                     --                .13                        --                .49
      Earnings before
       extraordinary loss                          $  1.06         $   .42                    $    2.67       $    2.55
      Extraordinary loss                              (.20)          --                            (.20)          --
      Net earnings                                 $   .86         $   .42                    $    2.47       $    2.55
   Fully diluted:
      Earnings from continuing
        businesses                                 $  1.06         $   .28                    $    2.54       $    1.90
      Earnings from discontinued
        business                                     --                .12                        --                .43
      Earnings before
        extraordinary loss                         $  1.06         $   .40                    $    2.54       $    2.33
      Extraordinary loss                              (.20)          --                            (.20)          --
      Net earnings                                 $   .86         $   .40                    $    2.34       $    2.33
Average number of common shares outstanding:
      Primary                                        41.9            37.4                         38.9            37.6
      Fully diluted                                  41.9            42.8                         42.4            43.0

See page 3 for explanation of references (a), (b), (c), (d), (e), (f), and (g). Also see accompanying notes to the financial statements beginning on page 8.

(a) Prior year was restated for the effects of the discontinued furniture business.

(b) In December 1995, the Company entered into a business combination of Armstrong's ceramic tile operations with Dal-Tile International, Inc. Beginning in 1996, earnings from the ceramic tile business combination are reported as equity earnings from affiliates; prior to the combination, the ceramic tile operations were consolidated. Both years reflect the 50 percent interest in the WAVE joint venture.

       The following table summarizes the 1995 ceramic tile results included in the Consolidated Statements of Earnings ($ millions):


                                                    Three months               Nine months
                                                   ended Sept. 30            ended Sept. 30
                                                   --------------            --------------
              Net Sales                                $62.8                    $180.2
              Cost of goods sold                        43.9                     128.1
              Selling, general and
                administrative expenses                 15.2                      45.9

(c) For the three months and nine months ended September 30, 1996, sales were reduced by $14.1 million for floor products that Armstrong requested be returned by floor covering wholesalers due to a potential discoloration issue. The following table lists the detail associated with discoloration of a limited portion of flooring products resulting in a charge to operating income of $34.0 million ($0.53 per share).

              Net Sales                    $14.1
              Cost of goods sold             5.9

              Selling, general and
                administrative expenses     14.0
                                            ----
                                 Total     $34.0

(d) Depreciation and amortization charged against earnings from continuing businesses before income taxes amounted to $30.2 million and $91.3 million in the three months and nine months ended September 30, 1996, and $31.6 million and $91.5 million in the three months and nine months ended September 30, 1995.

(e) Earnings from continuing businesses for the nine months ended September 30, 1996, include restructuring charges of $29.6 million after-tax, or $0.70 per share on a fully diluted basis. For the three months and nine months ended September 30, 1995, restructuring charges after tax were $36.5 million and $46.6 million respectively, or $0.86 per share and $1.09 per share on a fully diluted basis.

(f) In August 1996, Dal-Tile International Inc., in which the Company has a 33 percent equity interest, refinanced all of its existing debt resulting in an extraordinary loss. The Company's share of the extraordinary loss on an equity basis was $8.4 million after-tax, or $0.20 per share.

(g) During July 1996, the Employee Stock Ownership Plan (ESOP) and Retirement Savings Plan were merged resulting in the elimination of convertible preferred shares and an increase of common shares outstanding by 5,057,382. The third quarter 1996 earnings per share calculation was based on the weighted average of common and common equivalent shares outstanding and included the shares issued upon conversion of the convertible preferred shares. The primary earnings per share for the 1996 nine month period was determined by dividing the earnings after deducting year-to-date preferred dividends (net of tax benefits on unallocated shares), by the average number of common shares outstanding, including the converted shares from the conversion date forward. The fully diluted earnings per share for the 1996 nine month period included the adjustment to common shares and earnings required to portray the convertible preferred shares on an "if converted" basis prior to conversion.

               Armstrong World Industries, Inc., and Subsidiaries
                           Consolidated Balance Sheets
                           ---------------------------
                              (amounts in millions)

                                                                         Unaudited
       Assets                                                       September 30, 1996        December 31, 1995
       ------                                                       ------------------        -----------------
Current assets:
   Cash and cash equivalents                                            $   78.7                   $  256.9
Accounts receivable less allowance                                         265.7                      217.9
   Inventories:
       Finished goods                                                   $  131.2                   $  119.9
       Work in process                                                      26.7                       24.0
       Raw materials and supplies                                           38.9                       51.6
                                                                        --------                   --------
         Total inventories                                                 196.8                      195.5
   Income tax benefits                                                      34.8                       26.9
   Other current assets                                                     24.7                       25.5
                                                                         -------                    -------
         Total current assets                                              600.7                      722.7
Property, plant, and equipment                                           1,937.6                    1,854.1
   Less accumulated depreciation and amortization                        1,006.8                      975.9
                                                                        --------                   --------
         Net property, plant and equipment                                 930.8                      878.2
Insurance for asbestos-related liabilities (a)                             141.2                      166.0
Investment in affiliates (b)                                               191.9                      162.1
Other noncurrent assets                                                    251.8                      220.8
                                                                        --------                   --------
         Total assets                                                   $2,116.4                   $2,149.8
                                                                        ========                   ========

       Liabilities and Shareholders' Equity
       ------------------------------------
Current liabilities
   Short-term debt                                                      $    8.3                   $   22.0
   Current installments of long-term debt                                   --                         40.1
   Accounts payable and accrued expenses                                   300.2                      297.4
   Income taxes                                                             28.4                       16.4
                                                                        --------                   --------
         Total current liabilities                                         336.9                      375.9

Long-term debt                                                             214.9                      188.3
ESOP loan guarantee                                                        228.4                      234.7
Postretirement and postemployment benefits                                 246.1                      242.8
Asbestos-related liabilities (a)                                           141.2                      166.0
Other long-term liabilities                                                146.8                      140.6
Deferred income taxes                                                       12.9                       16.5
Minority interest in subsidiaries                                           12.5                       10.0
                                                                        --------                   --------
         Total noncurrent liabilities                                    1,002.8                      998.9

Shareholders' equity:
   Convertible preferred stock at redemption value(c)                   $   --                     $  258.9
   Common stock                                                             51.9                       51.9
   Capital in excess of par value                                          176.6                       49.3
   Reduction for ESOP loan guarantee                                      (216.6)                    (225.1)
   Retained earnings                                                     1,185.5                    1,133.8
   Foreign currency translation (d)                                          8.9                       18.0
   Treasury stock(c)                                                      (429.6)                    (511.8)
                                                                        --------                   --------
         Total shareholders' equity                                        776.7                      775.0
                                                                        --------                   --------

         Total liabilities and shareholders' equity                     $2,116.4                   $2,149.8
                                                                        ========                   ========

See page 5 for explanation of references (a), (b), (c)and (d). Also see accompanying footnotes to the financial statements beginning on page 8.

(a) The asbestos-related liability in the amount of $141.2 million represents the estimated liability and defense cost to resolve approximately 45,000 personal injury claims pending against the Company as of the end of the third quarter 1996. The insurance asset in the amount of $141.2 million reflects the Company's belief in the availability of insurance in an amount covering the liability. See Note 2 beginning on page 8 for additional details.

(b) Investment in affiliates is primarily comprised of the 33 percent ownership of Dal-Tile and the 50 percent interest in the WAVE joint venture.

(c) On July 31, the Company issued treasury stock to the trustee of the Employee Stock Ownership Plan (ESOP) in the conversion of the preferred stock, valued at $241.5 million, held by the trust.

(d) Foreign currency translation, reported as a separate component of shareholders' equity, is detailed as follows:

       Balance at beginning of year                               $18.0

       Nine months' translation adjustments and
         hedging of foreign investments                            (9.2)

       Allocated income taxes                                        .1
                                                                  -----

       Balance at September 30, 1996                              $ 8.9
                                                                  =====

               Armstrong World Industries, Inc., and Subsidiaries
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                              (amounts in millions)
                                    Unaudited


                                                                                 Nine Months Ended
                                                                                   September 30
                                                                                 -----------------
                                                                                  1996       1995
                                                                                  ----       ----
Cash flows from operating activities:
   Net earnings                                                                $102.7       $106.5
   Adjustments to reconcile net earnings to net cash
       (used for) provided by operating activities:
     Depreciation and amortization, excluding furniture                          91.3         91.5
     Depreciation and amortization for furniture                                 --            9.7
     Deferred income taxes                                                        0.8         (5.2)
     Loss from restructuring activities                                          46.5         72.4
     Restructuring payments                                                     (30.9)        (9.2)
     Decrease in net assets of discontinued business                             --            3.6
     Changes in operating assets and liabilities net of
         effect of discontinued business, restructuring
         and dispositions:
         (Increase) in receivables                                              (34.9)       (32.2)
         (Increase) in inventories                                               (3.3)       (38.1)
         (Increase) in other current assets                                      (4.6)        (3.8)
         (Increase) in investment in affiliates                                  (1.2)        (3.3)
         (Increase) in other noncurrent assets                                  (43.7)       (13.2)
         Increase in accounts payable and accrued expenses                       11.4          3.6
         Increase in income taxes payable                                        12.2          3.6
         Increase in other long-term liabilities                                 13.1          4.9
         Other, net                                                              (2.8)        (8.8)
                                                                               ------       ------
Net cash provided by operating activities                                       156.6        182.0
                                                                               ------       ------

Cash flows from investing activities:
   Purchases of property, plant and equipment                                  (157.2)      (107.2)
   Purchases of property, plant and equipment
       for furniture                                                             --          (10.1)
   Investment in computer software                                               (5.0)       (17.2)
   Acquisitions                                                                  --          (14.0)
   Proceeds from sale of land and facilities                                      1.4          6.9
   Investment in joint ventures                                                 (10.0)        --
                                                                               ------       ------
Net cash (used for) investing activities                                       (170.8)      (141.6)
                                                                               ------       ------

Cash flows from financing activities:
   (Decrease) increase in short-term debt                                       (13.2)        43.9
   Issuance of long-term debt                                                    26.3         --
   Reduction of long-term debt                                                  (40.0)        (0.1)
   Cash dividends paid                                                          (53.5)       (48.1)
   Preferred stock redemption                                                   (21.4)        --
   Purchase of common stock for the treasury                                    (61.3)       (33.2)
   Proceeds from exercised stock options                                          3.9          5.2
   Other, net                                                                    (4.2)        (3.5)
                                                                                 ----         ----

Net cash (used for) financing activities                                       (163.4)       (35.8)
                                                                               ------        -----

Effect of exchange rate changes on cash and cash
   equivalents                                                                   (0.6)         1.8
                                                                                 ----          ---
Net (decrease) increase in cash and cash equivalents                          $(178.2)      $  6.4
                                                                              -------       ------
Cash and cash equivalents at beginning of period                              $ 256.9       $ 12.0
                                                                              -------       ------
Cash and cash equivalents at end of period                                    $  78.7       $ 18.4
                                                                              -------       ------
---------------------------------------------------------------------------------------------------
Supplemental cash flow information:
Interest paid                                                                 $  11.6       $ 16.4
Income taxes paid                                                             $  56.7       $ 62.7
-------------------------------------------------------------------------------------------------------

See accompanying notes to the financial statements beginning on page 8.

               Armstrong World Industries, Inc., and Subsidiaries
                         Industry Segment Financial Data
                         -------------------------------
                              (amounts in millions)

                                    Unaudited


                                                             Three Months Ended            Nine Months Ended
                                                                 September 30                September 30
                                                             ------------------            -----------------
                                                               1996       1995(a)           1996      1995(a)
                                                               ----       ----              ----      ----
Net trade sales:
---------------
     Floor coverings (b)                                    $282.0       $282.5       $  822.2       $  801.8
     Building products                                       188.1        178.8          542.6          519.5
     Industry products                                        93.3         87.7          263.0          265.9
     Ceramic tile (c)                                                      62.8           --            180.2
                                                            ------       ------       --------       --------
         Total net sales                                    $563.4       $611.8       $1,627.8       $1,767.4
                                                            ======       ======       ========       ========

Operating income: (d)
----------------
     Floor coverings (b)                                    $ 26.6       $ 28.9       $  101.3       $  109.9
     Building products                                        28.9         21.0           73.4           72.4
     Industry products (e)                                    15.2         (4.5)          30.2            3.6
     Ceramic tile (c)                                          3.2          3.7            5.2            6.2
     Unallocated corporate expense                            (5.8)       (19.3)         (33.6)         (31.8)
                                                            ------       ------       --------       --------
         Total operating income                             $ 68.1       $ 29.8       $  176.5       $  160.3
                                                            ======       ======       ========       ========

(a) Prior year was restated for the effects of the discontinued furniture business.

(b) For the three months and nine months ended September 30, 1996, sales were reduced by $14.1 million to allow for customer returns associated with discoloration of a limited portion of flooring products and operating income was reduced by $34.0 million.

(c) The ceramic tile segment 1996 results represent the Company's after-tax share of the net income of the Dal-Tile business combination and the amortization of the excess of the Company's investment in Dal-Tile over the underlying equity in net assets. Prior year's results reflect the before-tax operating income of the Ceramic Tile Operations. Sales are not reported in 1996 for the ceramic tile segment in accordance with generally accepted accounting principles for business combinations of this nature.

(d)  Restructuring charges in
     ------------------------
     operating income:
     ----------------

                                                             Three Months Ended            Nine Months Ended
                                                                 September 30                September 30
                                                             ------------------            -----------------
                                                               1996       1995(a)           1996      1995(a)
                                                               ----       ----              ----      ----
     Floor coverings                                          $  --     $ 25.0            $  14.5   $  25.0
     Building products                                           --        6.3                8.3       6.3
     Industry products                                           --       15.8                4.0      31.4
     Ceramic tile                                                --         --                 --        --
     Unallocated corporate expense                               --        9.1               19.7       9.1
                                                             ------      ------           -------   --------
         Total restructuring charges in
         operating income                                     $  --     $ 56.2            $  46.5   $  71.8
                                                             ======     ======            =======   ========

(e) For the three months and nine months ended September 30, 1996, operating income includes a $2.3 million gain resulting from the sale of the Braintree, Massachusetts, manufacturing facility.

Note 1. Operating results for the third quarter and first nine months of 1996,
------
compared with the corresponding period of 1995 included in this report, are unaudited. However, these results have been reviewed by the Company's independent public accountants, KPMG Peat Marwick LLP, in accordance with the established professional standards and procedures for a limited review.

In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Three and nine months' results are not necessarily indicative of annual earnings.

Note 2.
------

OVERVIEW OF ASBESTOS-RELATED LEGAL PROCEEDINGS

The full report on the Asbestos-Related Litigation immediately follows this summary.

The Company is involved, as of September 30, 1996, in approximately 45,000 pending personal injury asbestos claims and lawsuits, and 12 pending claims and lawsuits involving asbestos-containing products in buildings. The Company's insurance carriers provide coverage for both types of claims. The personal injury claims (but not property damage claims) are handled by the Center for Claims Resolution (the "Center"). Personal injury claims in the federal courts have been transferred by the Judicial Panel for Multidistrict Litigation to the Eastern District of Pennsylvania for pretrial purposes. State court cases have not been directly affected by the transfer. A settlement class action (Georgine
                                                                       --------
v. Amchem) that includes essentially all future personal injury claims against
---------
Center members, including the Company, was filed on January 15, 1993, in the Eastern District of Pennsylvania. The District Court tentatively approved the settlement, but the Circuit Court of Appeals rejected the class certification; the Center's request to the Supreme Court to hear the appeal of the Circuit Court's decision has been granted (styled Amchem v. Windsor). Assuming the class
                                          -----------------
action is ultimately allowed, certain other issues, including insurance coverage for class members' claims, are to be resolved in the future, and all appeals on those issues exhausted. This could take several years.

An Agreement Concerning Asbestos-Related Claims (the "Wellington Agreement") provides for settlement of insurance coverage for personal injury claims with certain primary carriers and excess carriers. Settlement agreements that complement the Wellington Agreement have been signed with one primary carrier and certain excess carriers. Litigation that was undertaken by the Company in California for insurance coverage for asbestos-related personal injury and property damage lawsuits and claims has now been concluded in the Company's favor. This litigation did not encompass coverage for non-products claims that is included in the Company's primary policies and certain excess policies; the additional insurance coverage is substantial. The Company is pursuing the non-products coverage through alternative dispute resolution proceedings involving the primary and certain excess carriers pursuant to the Wellington Agreement. The proceedings are in the mediation phase and if coverage is not mutually resolved during that phase with the help of a neutral party, the Company and its insurers with whom it has not achieved resolution will proceed to binding arbitration. Other proceedings may become necessary against several non-Wellington excess carriers.

The Company believes that an estimated $141.2 million in liability and defense costs recorded on its balance sheet will be incurred to resolve approximately 45,000 asbestos-related personal injury claims against the Company as of September 30, 1996. An insurance asset in the amount of $141.2 million recorded on the balance sheet reflects the Company's belief in the availability of insurance in this amount to cover the liability for these pending claims. The Company also projects the maximum cost in Georgine as a reasonably possible additional liability of $245 million for a ten-year period; a portion of such additional projected liability may not be covered by the Company's ultimately applicable insurance recovery. Although subject to uncertainties and limitations, the Company also believes it is probable that substantially all of the expenses and liability payments associated with the asbestos-related property damage claims will be covered by insurance. A substantial portion of the insurance asset involves non-products insurance which is in alternative dispute resolution.

While the Company has reason to believe that the alternative dispute resolution process will be completed during 1997, a shortfall may develop between available insurance and amounts necessary to pay claims, that may occur as early as the third quarter of 1997; the Company believes such shortfall would not be material either to the financial condition of the Company or to its liquidity.

Even though uncertainties still remain as to the potential number of unasserted claims, liability resulting therefrom, and the ultimate scope of its insurance coverage, after consideration of the factors involved, including the Wellington Agreement, the settlements with other insurance carriers, the results of the California insurance coverage litigation, the remaining reserve, the establishment of the Center, the Georgine settlement class action and the likelihood that if Georgine is not ultimately upheld an alternative to Georgine would be negotiated, and its experience, the Company believes the asbestos-related lawsuits and claims against the Company would not be material either to the financial condition of the Company or to its liquidity, although the net effect of any future liabilities recorded in excess of insurance assets could be material to earnings in a future period.

The full report on the asbestos-related litigation is set forth below:

Asbestos-Related Litigation

The Company is one of many defendants in pending lawsuits and claims involving, as of September 30, 1996, approximately 45,000 individuals alleging personal injury from exposure to asbestos. Included in the above number are approximately 18,000 lawsuits and claims from the approximately 87,000 individuals who opted out Georgine. About 18,200 claims from purported settlement class members were received as of September 30, 1996. Of those claims, many do not qualify at this time for payment. (In late 1993, the Company revised its claims handling procedures to provide for individual claim information to be supplied by the Center for Claims Resolution (the "Center"), referred to below. This process has provided more current tracking of outstanding claims. The reconciliation between the two systems continues. Claim numbers in this note have been received from the Center and its consultants.)

Nearly all the personal injury suits and claims, except Georgine claims, seek general and punitive damages arising from alleged exposures, during various times, from World War II onward, to asbestos-containing insulation products used, manufactured or sold by the companies involved in the asbestos-related litigation. These claims against the Company generally involve allegations of negligence, strict liability, breach of warranty and conspiracy. The Company discontinued the sale of all asbestos-containing insulation products in 1969. The claims generally allege that injury may be determined many years (up to 40 years) after alleged exposure to asbestos or asbestos-containing products. Nearly all suits name many defendants (including both members of the Center and other companies), and over 100 different companies are reportedly involved. The Company believes that many current plaintiffs are unimpaired. A few state and federal judges have consolidated numbers of asbestos-related personal injury cases for trial, which the Company has generally opposed as unfair. A large number of suits and claims have either been put on inactive lists, settled, dismissed or otherwise resolved, and the Company is generally involved in all stages of claims resolution and litigation, including trials and appeals. While the number of pending cases has decreased during the past years, neither the rate of future dispositions nor the number of future potential unasserted claims can be reasonably predicted at this time.

Attention has been given by various parties to securing a comprehensive resolution of pending as well as potential future asbestos-related personal injury claims. The Judicial Panel for Multidistrict Litigation ordered the transfer of all pending federal cases to a single transferee court, the Eastern District of Pennsylvania in Philadelphia, for pretrial purposes. The Company has supported such action. Some of these cases are periodically released for trial, although the issue of punitive damages is retained by the transferee court. State court cases have not been directly affected by the transfer. The transferee court has been instrumental in having the parties resolve large numbers of cases in various jurisdictions and has been receptive to different approaches to the resolution of asbestos-related personal injury claims.

Georgine Settlement Class Action

Georgine v. Amchem is a settlement class action that includes essentially all
------------------
future asbestos-related personal injury claims against members of the Center that was filed in the Eastern District of Pennsylvania, on January 15, 1993. It is designed to establish a non-litigation system for the resolution of essentially all future asbestos-related personal injury claims against the Center members including the Company. Other companies that are not Center members may be able to join the class action later. The settlement offers a method for prompt compensation to claimants who were occupationally exposed to asbestos if they meet certain exposure and medical criteria. Compensation amounts are derived from historical settlement data. Under limited circumstances and in limited numbers, qualifying claimants may choose to arbitrate or litigate certain claims after their claims are processed within the system. No punitive damages will be paid under the proposed settlement. The settlement is designed to minimize transactional costs, including attorneys fees, and to relieve the courts of the burden of handling future claims. Each member of the Center has an obligation for its own fixed share in this proposed settlement. The District Court ruled that potential claimants who neither filed a lawsuit against members of the Center nor filed an exclusion request form are subject to the class action. The class action does not include claims deemed otherwise not covered by the class action settlement, or claims for property damage. Annual case flow caps and compensation ranges for each compensable medical category, including amounts paid even more promptly under the simplified payment procedures, have been established for an initial period of ten years. Case flow caps may be increased if they were substantially exceeded during the previous five-year period. The case flow figures and annual compensation levels are subject to renegotiation after the initial ten-year period. On August 16, 1994, the District Court tentatively approved the settlement, and notification was provided to class members. Approximately 87,000 individuals opted out; opt outs are not claims as such but rather are reservations of rights possibly to bring claims in the future. The settlement will become final only after certain issues, including issues related to insurance coverage, are resolved and appeals are exhausted, a process which could take several years. The Center members have stated their intention to resolve over a five-year period the personal injury claims that were pending when the settlement class action was filed. A significant number of claims have been finally or tentatively settled or are currently the subject of negotiations.

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

On May 10, 1996, a three-judge panel of the U.S. Court of Appeals for the Third Circuit issued an adverse decision in an appeal from the preliminary injunction by the District Court enjoining members of the Georgine class from litigating asbestos-related personal injury claims in the tort system. The appeal was brought by certain intervenors who opposed the class action. The Court of Appeals decision--which will not become effective until that Court issues its mandate--ruled against maintaining the settlement class action, ordered that the preliminary injunction issued by the District Court be vacated, and ordered the District Court to decertify the class. The Court ruled broadly that the case does not meet the requirements for class certification under Federal Rule of Civil Procedure 23, concluding that a class action cannot be certified for purposes of settlement unless it can be certified for full-scale litigation. The Company believes that the Court erred in several important respects. The Center's petition for rehearing before the Third Circuit en banc was denied.

On November 1, 1996, the U.S. Supreme Court accepted the Center's petition for certiorari and, accordingly, the appeal will proceed through briefing to argument and a likely decision by July 1997. The preliminary injunction will remain in place while the case is pending in the Supreme Court.

The Court of Appeals recognized that the issues in the class action are of significant importance. The opinion begins, "Every decade presents a few great cases that force the judicial system to choose between forging a solution to a major social problem on the one hand, and preserving its institutional values on the other. This is such a case." In addition to this case being of significant importance, the Court's ruling was not consistent with rulings of several other circuit courts of appeals that have considered Rule 23 issues in comparable cases. In particular, the recent ruling in the Ahearn case by the Fifth Circuit
                                               ------
Court of Appeals reached a contrary conclusion on a central Rule 23 issue addressed by the Third Circuit. The Center's counsel believes there to be substantial and substantive grounds for the Supreme Court to reverse the Court of Appeals' decision.

The Company remains optimistic that a future claimants settlement class action may ultimately be approved, although the courts may not uphold this settlement class action, and may not uphold the companion insurance action or, even if upheld, there is a potential that judicial action might result in substantive modification of this settlement.

Upon final resolution by the Supreme Court, the District Court's injunction may be lifted, if that appeal is unsuccessful. If the injunction is lifted, a large number of new asbestos-related personal injury lawsuits might be filed within a short period of time against the Center members, including the Company. The Company believes that the number of subsequent pending cases in the tort system against the Company would likely increase. In due course, the consequences from a lifting of the injunction could result in presently undeterminable, but likely higher, liability and defense costs under a claims resolution mechanism alternative to the Georgine settlement which the Company believes would likely be negotiated.

Even if the appeal to the Supreme Court is successful, various issues remain to be resolved in the class action and the potential exists that those issues will cause the class action ultimately not to succeed or to be substantially modified. Similarly, the potential exists that the above-referenced companion insurance action will not be successful.

Insurance Carriers/Wellington Agreement

The Company's insurance carriers provide defense and indemnity coverage for asbestos-related personal injury claims. All of the Company's primary insurers are paying for the defense of property damage claims. Three of the four carriers had been paying for defense costs under an Interim Agreement, pending resolution of the California insurance litigation, which, as discussed elsewhere in this note, has been resolved in the Company's favor. The remaining carrier entered into a separate agreement with the Company resolving coverage issues for both personal injury and property damage claims.

Various insurance carriers provide products and non-products coverage for the Company's asbestos-related personal injury claims and product coverage for property damage claims. Most policies providing products coverage for personal injury claims have been exhausted. The insurance carriers that currently provide coverage or whose policies have provided or are believed to provide personal injury products and non-products or property damage coverages are as follows:
Reliance Insurance Company; Aetna Casualty and Surety Company; Liberty Mutual Insurance Companies; Travelers Insurance Company; Fireman's Fund Insurance Company; Insurance Company of North America; Lloyds of London; various London market companies; Fidelity and Casualty Insurance Company; First State Insurance Company; U.S. Fire Insurance Company; Home Insurance Company; Great American Insurance Company; American Home Assurance Company and National Union Fire Insurance Company (known as the AIG Companies); Central National Insurance Company; Interstate Insurance Company; Puritan Insurance Company; and Commercial Union Insurance Company. Midland Insurance Company, an excess carrier that insured the Company for $25 million of bodily injury products coverage, is insolvent; the Company is pursuing claims with the state guaranty associations. The gap in coverage created by the Midland insolvency is covered by other insurance. Certain companies in the London block of coverage and certain carriers providing coverage at the excess level for property damage claims only have also become insolvent. In addition, certain insurance carriers that were not in the Company's California insurance litigation also provide insurance for asbestos-related property damage claims.

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

Center for Claims Resolution

An asbestos-related personal injury claims handling organization known as the Center for Claims Resolution was created in October 1988 by Armstrong and 20 other companies, all of which were former members of the Facility. Insurance carriers did not become members of the Center, although a number of carriers signed an agreement to provide approximately 70% of the financial support for the Center's operational costs during its first year of operation; they also are represented ex officio on the Center's governing board. The Center adopted many of the conceptual features of the Facility, and the members' insurers generally provide coverage under the Wellington Agreement terms. The Center has operated under a revised formula for shares of liability payments and defense costs and has defended the members' interests and addressed the claims in a manner consistent with the prompt, fair resolution of meritorious claims. In late 1991, the Center sharing formula was revised to provide that members will pay only on claims in which the member is a named defendant. This change and subsequent share adjustments have resulted in an increased liability share for the Company in certain areas. A large share member earlier withdrew from the Center, and the shares of liability payments and defense costs of the Center were recalculated, resulting in the remaining members' shares being increased. In the settlement class action, each member will pay its own fixed share of every claim. If a member withdraws, the shares of remaining members will not be increased. The Center members have reached an agreement annually with the insurers relating to the continuing operation of the Center and expect that the insurers will provide funding for the Center's operating expenses for its ninth year of operation. The Center will continue to process pending claims as well as future claims in the settlement class action.

An increase in the utilization of the Company's insurance also has occurred as a result of the class action settlement and the commitment at the time to attempt to resolve pending claims within five years. A substantial portion of the insurance asset involves non-products insurance which is in alternate dispute resolution. While the Company has reason to believe that the alternate dispute resolution process will be completed during 1997, a shortfall may develop between available insurance and amounts necessary to pay claims, and that shortfall may occur as early as the third quarter of 1997. The Company does not believe that such shortfall would be material either to the financial condition of the Company or to its liquidity. Aside from the class action settlement, no forecast can be made for future years regarding either the rate of claims, the rate of pending and future claims resolution by the Center, or the rate of utilization of Company insurance. If the settlement class action is ultimately successful, projections of the rate of disposition of future cases may be possible.

Property Damage Litigation

The Company is also one of many defendants in a total of 12 pending lawsuits and claims, including one class action, as of September 30, 1996, brought by public and private building owners. These lawsuits and claims include allegations of damage to buildings caused by asbestos-containing products and generally claim compensatory and punitive damages and equitable relief, including reimbursement of expenditures, for removal and replacement of such products. They appear to be aimed at friable (easily crumbled) asbestos-containing products, although allegations in some suits encompass all asbestos-containing products, including allegations with respect to previously installed asbestos-containing resilient flooring. Among the lawsuits that have been resolved are four class actions that had been certified, each involving a distinct class of building owner: public and private schools; Michigan state public and private schools; colleges and universities; and private property owners who leased facilities to the federal government. In three of these class actions, the courts have given final approval and dismissed the actions with prejudice. In the college and universities class action, the court has approved a settlement with certain defendants and has dismissed the action with prejudice as to those parties, which include the Company. The Company vigorously denies the validity of the allegations against it contained in these suits and claims. Increasing defense costs, paid by the Company's insurance carriers either under reservation or settlement arrangement, will be incurred. As a consequence of the California insurance litigation discussed elsewhere in this note, the Company believes that it is probable that costs of the property damage litigation that are being paid by the Company's insurance carriers under reservation of rights will not be subject to recoupment. These suits and claims were not handled by the former Facility nor are they being handled by the Center.

Certain co-defendant companies in the asbestos-related litigation have filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. As a consequence, litigation against them (with several exceptions) has been stayed or restricted. Due to the uncertainties involved, the long-term effect of these proceedings on the litigation cannot be predicted.

California Insurance Coverage Lawsuit

The California trial court issued final decisions in various phases in the insurance lawsuit including a decision that the trigger of coverage for personal injury claims was continuous from exposure through death or filing of a claim. The court also found that a triggered insurance policy should respond with full indemnification up to exhaustion of the policy limits. The court concluded that any defense obligation ceases upon exhaustion of policy limits. Although not as comprehensive, another decision established favorable defense and indemnity coverage for property damage claims holding that coverage would be in effect during the period of installation and during any subsequent period in which a release of fibers occurred. The California Court of Appeal substantially upheld the trial court, and that insurance coverage litigation is now concluded.

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

Non-Products Insurance Coverage

Non-products insurance coverage is included in the Company's primary insurance policies and certain excess policies for non-products claims. The settlement agreement referenced above with one primary carrier included an amount for non-products claims. Non-products claims include claims that may have arisen out of exposure during installation of asbestos materials or before control of such materials was relinquished. Negotiations have been undertaken with the Company's primary insurance carriers to categorize the percentage of previously resolved and yet to be resolved asbestos-related personal injury claims as non-products claims and to establish the entitlement to such coverage. The additional coverage potentially available to pay claims categorized as non-products is substantial, and at the primary level, includes defense costs in addition to limits. No agreement has been reached with the primary carriers on non-products coverage. One primary carrier alleges that it is no longer bound by the Wellington Agreement, and one primary carrier alleges that the Company agreed to limit its claims for non-products coverage against that carrier at the time the Wellington Agreement was signed. All the carriers raise various reasons why they should not pay their coverage obligations, including contractual defenses, waiver, laches and statutes of limitations. The Company has initiated alternative dispute resolution proceedings against the primary and certain excess carriers to resolve the non-products coverage issues. The proceedings are in the mediation phase and if coverage is not mutually resolved during that phase with the help of a neutral party, the Company and its insurers with whom it has not achieved resolution will proceed to binding arbitration. Other proceedings against several non-Wellington carriers may become necessary.

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

The Company does not know how many claims will be filed against it in the future, nor the details thereof or of pending suits not fully reviewed, nor the expense and any liability that may ultimately result therefrom, nor does the Company know whether the settlement class action will ultimately succeed, the number of individuals who ultimately will be deemed to have opted out or who could file claims outside the settlement class action, nor the annual claims flow caps to be negotiated after the initial ten-year period for the settlement class action or the compensation levels to be negotiated for such claims, nor whether, if needed, an alternative to the Georgine settlement vehicle may ultimately emerge, or the ultimate liability if such alternative does not emerge, or the scope of its non-products coverage ultimately deemed available.

Subject to the uncertainties and limitations referred to in this note and based upon its experience and other factors also referred to in this note, the Company believes that the estimated $141.2 million in liability and defense costs recorded on the balance sheet will be incurred to resolve an estimated 45,000 asbestos-related personal injury claims pending against the Company as of September 30, 1996. These claims include those that were filed for the period from January 1, 1994, to January 24, 1994, and which were previously treated as potentially included within the settlement class action, and those claims filed by claimants who have been identified as having filed exclusion request forms to opt out of the settlement class action. A ruling from the Court established January 24, 1994, as the date after which asbestos-related personal injury claims are subject to the settlement class action. In addition to the currently estimated pending claims and claims filed by those who have opted out of the settlement class action, claims otherwise determined not to be subject to the settlement class action will be resolved outside the settlement class action. The Company does not know how many such claims ultimately may be filed by claimants who have opted out of the class action or by claimants determined not to be subject to the settlement class action. If the preliminary injunction is ultimately vacated, such claims would not be subject to the class action constraints.

An insurance asset in the amount of $141.2 million recorded on the balance sheet reflects the Company's belief in the availability of insurance in this amount to cover the liability in like amount referred to above. Such insurance has either been agreed upon or is probable of recovery through negotiation, alternative dispute resolution or litigation. A substantial portion of the insurance asset involves non-products insurance which is in alternative dispute resolution. While the Company has reason to believe that the alternative dispute resolution process will be completed during 1997, a shortfall may develop between available insurance and amounts necessary to pay claims, and that shortfall may occur as early as the third quarter of 1997; the Company believes such shortfall would not be material either to the financial condition of the Company or to its liquidity. The Company also notes that, based on maximum mathematical projections covering a ten-year period from 1994 to 2004, its estimated cost in Georgine reflects a reasonably possible additional liability of $245 million. If Georgine is not ultimately approved, the Company believes that a claims resolution mechanism alternative to the Georgine settlement will likely be negotiated, albeit at a likely higher liability and defense costs. A portion of such additional liability may not be covered by the Company's ultimately applicable insurance recovery. However, the Company believes that any after-tax impact on the difference between the aggregate of the estimated liability for pending cases and the estimated cost for the ten-year maximum mathematical projection or in the cost of an alternative settlement format, and the probable insurance recovery, would not be material either to the financial condition of the Company or to its liquidity, although it could be material to earnings if it is determined in a future period to be appropriate to record a reserve for this difference. The period in which such a reserve may be recorded and the amount of any reserve that may be appropriate cannot be determined at this time. Subject to the uncertainties and limitations referred to elsewhere in this note and based upon its experience and other factors referred to above, the Company believes it is probable that substantially all of the expenses and any liability payments associated with the asbestos-related property damage claims will be paid under an insurance coverage settlement agreement and through coverage from the outcome of the California insurance litigation.

Even though uncertainties still remain as to the potential number of unasserted claims, liability resulting therefrom, and the ultimate scope of its insurance coverage, after consideration of the factors involved, including the Wellington

Agreement, the referenced settlements with other insurance carriers, the results of the California insurance coverage litigation, the remaining reserve, the establishment of the Center, the Georgine settlement class action and the likelihood that if Georgine is not ultimately upheld, an alternative to Georgine would be negotiated, and its experience, the Company believes the asbestos-related lawsuits and claims against the Company would not be material either to the financial condition of the Company or to its liquidity, although as stated above, the net effect of any future liabilities recorded in excess of insurance assets could be material to earnings in such future period.

                          --------------------------

TINS Litigation

In 1984, suit was filed against the Company in the U. S. District Court for the District of New Jersey (the "Court") by The Industry Network System, Inc.
(TINS), a producer of video magazines in cassette form, and Elliot Fineman, a consultant (Fineman and The Industry Network System, Inc. v. Armstrong World
            ----------------------------------------------------------------
Industries, Inc., C.A. No. 84-3837 JWB). At trial, TINS claimed, among other
-----------------
things, that the Company had improperly interfered with a tentative contract which TINS had with an independent distributor of the Company's flooring products and further claimed that the Company used its alleged monopoly power in resilient floor coverings to obtain a monopoly in the video magazine market for floor covering retailers in violation of federal antitrust laws. The Company denied all allegations. On April 19, 1991, the jury rendered a verdict in the case, which as entered by the court in its order of judgment, awarded the plaintiffs the alternative, after all post-trial motions and appeals were completed, of either their total tort claim damages (including punitive damages), certain pre-judgment interest, and post-judgment interest or their trebled antitrust claim damages, post-judgment interest and attorneys fees. The higher amount awarded to the plaintiffs as a result of these actions totaled $224 million in tort claim damages and pre-judgment interest, including $200 million in punitive damages.

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

On August 19, 1994, the jury returned a verdict in favor of the Company finding that the Company had not caused damages to TINS. The court subsequently entered judgment in the Company's favor based upon the verdict. TINS motion for a new trial based upon alleged inaccurate jury instructions and alleged improper evidentiary rulings during the trial, was denied and TINS filed an appeal with the U.S. Court of Appeals for the Third Circuit. On October 11, 1995, the case was argued before a panel of the U.S. Court of Appeals for the Third Circuit, and on October 20, 1995, the Court issued a Judgment Order affirming the 1994 District Court verdict in favor of the Company. On November 2, 1995, TINS filed a Petition for Rehearing by the same panel which was denied on December 5, 1995. On January 24, 1996, TINS filed a motion seeking further appellate review by the Circuit Court; that motion has been denied. Also denied was a motion by TINS before the District Court to rescind an earlier 1984 agreement of settlement. TINS has appealed this later decision to the Circuit Court. If the denial of the motion were reversed on appeal, TINS could possibly be entitled to litigate claims that had been resolved by means of the settlement agreement.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

Financial Condition
-------------------

At nine months, cash provided by operating activities and the sale of assets was sufficient to cover normal working capital requirements, payments related to restructuring activities and additional investment in plant, property and equipment. Cash proceeds from exercised stock options, issuance of long-term debt and $204.4 million of existing cash balances covered the reduction of long and short-term debt, payments of dividends, preferred stock redemptions, repurchase of shares, purchase of computer software and additional investment in Dal-Tile International Inc., the company in which the Company has a 33 percent equity investment. The $204.4 million of existing cash balances was provided by using part of the $256.9 million cash balance available at the beginning of the year which included the proceeds from the sale of Thomasville Furniture Industries, Inc., in December 1995.

Working capital was $263.8 million as of September 30, 1996 $8.6 million lower than the $272.4 million recorded at the end of the second quarter of 1996 and $83.0 million lower than the $346.8 million recorded at year-end 1995. The reduction in working capital over nine months results primarily from the $178.2 million decrease in cash and the $14.8 million increase in accounts payable and accrued expenses and income taxes payable. Partially offsetting the decrease in cash and increase in payables were the $56.2 million increase in accounts receivable, inventory and other assets and the $53.8 million decrease in short-term debt and current installments of long-term debt. Seasonally higher sales levels for the third quarter 1996 when compared with the fourth quarter 1995 (excluding ceramic tile sales) was the primary reason for the $47.8 million increase in receivables.

The ratio of current assets to current liabilities was 1.78 to 1 as of September 30, 1996 and 1.83 to 1 as of June 30, 1996 compared with 1.92 to 1 as of December 31, 1995 primarily due to the reduced levels of cash at September 30 when compared with the end of 1995.

Long-term debt, excluding the Company's guarantee of the ESOP loan, increased $26.6 million in the first nine months of 1996. The increase was primarily due to borrowings for a capital addition at the Kankakee, Illinois floor tile plant. At September 30, 1996 long-term debt of $214.9 million represented 17.5 percent of total capital compared with 14.9 percent at the end of 1995. The September 30, 1996 and 1995 year-end ratios of total debt (including the Company's financing of the ESOP loan) as a percent of total capital were 36.8 percent and
38.5 percent, respectively.

In July 1996, the Board of Directors authorized the Company to repurchase an additional 3.0 million shares of its common stock through the open market or through privately negotiated transactions bringing the total authorized common share repurchases to 5.5 million shares. Under the total plan, the Company has repurchased approximately 2,091,000 shares through September 30, 1996, including approximately 1,038,100 repurchased in the first nine months of this year. In addition to shares repurchased under the above plan, ESOP shares repurchased year to date were 364,600.

In the second quarter, the Company announced that effective October 1, 1996 the Employee Stock Ownership Plan (ESOP) and the Retirement Savings Plan (RSP) would be merged to form the new Retirement Savings and Stock Ownership Plan (RSSOP). On July 31, the trustee of the ESOP converted the preferred stock held by the trust into approximately 5.1 million shares of common stock at a one-for-one ratio.

Capital in excess of par value increased $127.3 million from December 31, 1995 primarily as a result of two transactions. First, the Company reissued treasury stock to the trustee of the ESOP in the conversion of the preferred stock held by the trust as mentioned above. Capital in excess of par value increased by the excess of the conversion value of the ESOP convertible shares over the average acquisition cost of the treasury shares. Second, Dal-Tile issued new shares in a public offering in August and used part of the proceeds from the public offering to refinance all of its existing debt. Although Armstrong's ownership share declined to 33 percent from 37 percent, Dal-Tile's net assets increased, adding to the overall value of Armstrong's investment by $22.6 million. The Company recorded its increased equity in Dal-Tile as additional capital in excess of par value.

The Company is involved in significant asbestos-related litigation which is described more fully under "Litigation" on pages 8-16 and which should be read in connection with this discussion and analysis. The Company does not know how many claims will be filed against it in the future, nor the details thereof or of pending suits not fully reviewed, nor the expense and any liability that may ultimately result therefrom, nor does the Company know whether the settlement class action will ultimately succeed, the number of individuals who ultimately will be deemed to have opted out or who could file claims outside the settlement class action, nor the annual claims flow caps to be negotiated after the initial ten-year period for the settlement class action or the compensation levels to be negotiated for such claims, nor whether, if needed, an alternative to the Georgine settlement vehicle may ultimately emerge, or the ultimate liability if such alternative does not emerge, or the scope of its non-products coverage ultimately deemed available.

Subject to the uncertainties and limitations referred to in this note and based upon its experience and other factors also referred to in this note, the Company believes that the estimated $141.2 million in liability and defense costs recorded on the balance sheet will be incurred to resolve an estimated 45,000 asbestos-related personal injury claims pending against the Company as of September 30, 1996. These claims include those that were filed for the period from January 1, 1994, to January 24, 1994, and which were previously treated as potentially included within the settlement class action, and those claims filed by claimants who have been identified as having filed exclusion request forms to opt out of the settlement class action. A ruling from the Court established January 24, 1994, as the date after which asbestos-related personal injury claims are subject to the settlement class action. In addition to the currently estimated pending claims and claims filed by those who have opted out of the settlement class action, claims otherwise determined not to be subject to the settlement class action will be resolved outside the settlement class action. The Company does not know how many such claims ultimately may be filed by claimants who have opted out of the class action or by claimants determined not to be subject to the settlement class action. If the preliminary injunction is ultimately vacated, such claims would not be subject to the class action constraints.

An insurance asset in the amount of $141.2 million recorded on the balance sheet reflects the Company's belief in the availability of insurance in this amount to cover the liability in like amount referred to above. Such insurance has either been agreed upon or is probable of recovery through negotiation, alternative dispute resolution or litigation. A substantial portion of the insurance asset involves non-products insurance which is in alternative dispute resolution. While the Company has reason to believe that the alternative dispute resolution process will be completed during 1997, a shortfall may develop between available insurance and amounts necessary to pay claims, and that shortfall may occur as early as the third quarter of 1997; the Company believes such shortfall would not be material either to the financial condition of the Company or to its liquidity. The Company also notes that, based on maximum mathematical projections covering a ten-year period from 1994 to 2004, its estimated cost in Georgine reflects a reasonably possible additional liability of $245 million. If Georgine is not ultimately approved, the Company believes that a claims resolution mechanism alternative to the Georgine settlement will likely be negotiated, albeit at a likely higher liability and defense costs. A portion of such additional liability may not be covered by the Company's ultimately applicable insurance recovery. However, the Company believes that any after-tax impact on the difference between the aggregate of the estimated liability for pending cases and the estimated cost for the ten-year maximum mathematical projection or in the cost of an alternative settlement format, and the probable insurance recovery, would not be material either to the financial condition of the Company or to its liquidity, although it could be material to earnings if it is determined in a future period to be appropriate to record a reserve for this difference. The period in which such a reserve may be recorded and the amount of any reserve that may be appropriate cannot be determined at this time. Subject to the uncertainties and limitations referred to elsewhere in this note and based upon its experience and other factors referred to above, the Company believes it is probable that substantially all of the expenses and any liability payments associated with the asbestos-related property damage claims will be paid under an insurance coverage settlement agreement and through coverage from the outcome of the California insurance litigation.

Even though uncertainties still remain as to the potential number of unasserted claims, liability resulting therefrom, and the ultimate scope of its insurance coverage, after consideration of the factors involved, including the Wellington Agreement, the referenced settlements with other insurance carriers, the results of the California insurance coverage litigation, the remaining reserve, the establishment of the Center, the Georgine settlement class action and the likelihood that if Georgine is not ultimately upheld, an alternative to Georgine would be negotiated, and its experience, the Company believes the asbestos-related lawsuits and claims against the Company would not be material either to the financial condition of the Company or to its liquidity, although as stated above, the net effect of any future liabilities recorded in excess of insurance assets could be material to earnings in such future period.

In April 1996, the Company increased its five-year revolving line of credit from $200 million to $300 million, which now includes 11 banks. The line of credit is for general corporate purposes, including as a backstop for commercial paper notes. On November 1, the Company's shelf registration statement for an additional $250 million of debt and/or equity securities was declared effective. The total amount of unissued securities registered with the Securities and Exchange Commission is now $500 million.

Should a need develop for additional financing, it is management's opinion that the Company has sufficient financial strength to warrant the required support from lending institutions and financial markets.

Consolidated Results
--------------------

Third-quarter net sales of $563.4 million were adversely affected by $14.1 million of sales returns of floor products that the Company requested be returned due to a potential discoloration issue. Last year's net sales of $611.8 million in the third quarter included $62.8 million of sales from the ceramic tile operations.

Third-quarter earnings from continuing businesses were $44.2 million, including $22.0 million in charges related to the discoloration of a limited portion of the Company's Residential Inlaid Color Sheet Flooring product lines. Last year's third-quarter earnings from continuing businesses were $14.4 million, including $36.5 million in restructuring charges. Third-quarter 1996 earnings per share from continuing businesses were $1.06 per share compared with 29 cents per share on a primary basis and 28 cents per share on a fully diluted basis for the third quarter of 1995.

In July the Company learned that discoloration in a limited portion of its residential sheet flooring product lines was occurring. The problem was traced to a raw material used in production between September 1995 and July 1996. The manufacturing process was corrected to eliminate any further occurrence of this problem. New production was shipped to customers to meet demand for this product. A portion of the production of the affected product lines was shipped to retailers and potentially installed in consumers' homes. The remainder is in the Company's, wholesalers' or retailers' inventory.

In September, the Company recorded charges of $34.0 million before tax or $22.0 million after tax for costs associated with the discoloration issue. These charges include the writedown to realizable value of the Company's inventory on hand or to be returned from independent wholesalers and the potential cost of removing and replacing discolored product installed in consumers' homes. The Company will continue to monitor claims levels associated with these products and may make further adjustments in the reserve based on experience. Based on information currently available, the Company believes the additional loss would not be material to the financial condition of the Company or to its liquidity, although the recording of any future liabilities may be material to the earnings in such future period.

Net earnings for the third quarter 1996 were $35.8 million including the discoloration charge mentioned above and an extraordinary loss of $8.4 million, or 20 cents per share, for Armstrong's share of an extraordinary loss from Dal-Tile. In August, Dal-Tile issued new shares in a public offering. Part of the proceeds from the public offering were used in a refinancing of all of its existing debt resulting in an extraordinary loss from early extinguishment of debt. Third quarter 1995 net earnings were $19.4 million including the restructuring charge mentioned above and $5.0 million of after-tax earnings from the discontinued operations of Thomasville Furniture Industries, Inc. Third-quarter net earnings per share of common stock were 86 cents compared with 42 cents per share on a primary basis and 40 cents per share on a fully diluted basis for the third quarter of 1995.

Cost of goods sold in the third quarter, which included $5.9 million for charges associated with the floor discoloration issue, was 68.3 percent of sales compared with 66.7 percent in the third quarter of 1995.

Net sales recorded through September 30, 1996, were $1.63 billion, or nearly 8 percent lower than last year's sales of $1.78 billion which included $0.18 billion of ceramic tile operations sales.

In the second quarter the Company recorded an after-tax restructuring charge of $29.6 million (79 cents per share on a primary basis and 70 cents per share on a fully diluted basis) related primarily to severance and early retirement incentives for approximately 500 employees, about two-thirds of whom were staff, as well as for asset write-offs related to facility closures. The charges were estimated to be evenly split between cash payments and non-cash charges. The majority of the cash outflow was expected to occur over the following 12 months. It was anticipated that ongoing cost reductions and productivity improvements should permit recovery of these charges in less than two years.

Actual severance payments charged against restructuring reserves were $27.5 million in the first nine months of 1996 relating to the elimination of 591 positions, of which 312 terminations occurred since the beginning of 1996. As of September 30, 1996 $73.0 million remained in this reserve for restructuring actions.

Earnings from continuing businesses for nine months 1996 were $111.1 million after tax ($2.67 per share on a primary basis and $2.54 per share on a fully diluted basis) including the second-quarter after-tax restructuring charge of $29.6 million. For the first nine months of 1995, earnings from continuing businesses were $88.3 million ($2.06 per share on a primary basis and $1.90 per share on a fully diluted basis) including $46.8 million of after-tax restructuring charges taken in the first and third quarters.

Net earnings through the first nine months 1996 were $102.7 million including the adverse impacts of the discoloration charge and the extraordinary loss of $8.4 million or 20 cents per share. Last year's net earnings were $106.5 million which included

$46.8 million in after tax restructuring charges and $18.2 million of after-tax earnings from the discontinued operations of Thomasville Furniture Industries, Inc. Net earnings through September 30, 1996 were $2.47 per share of a primary basis and $2.34 per share on a fully diluted basis. These net earnings compare with 1995's net earnings of $2.55 per share on a primary basis and $2.33 per share on a fully-diluted basis.

Industry segment results:
------------------------

In the floor coverings segment, net sales were level with last year's third quarter. This year's third quarter sales included a reduction of $14.1 million to allow for customer returns associated with discoloration of a limited portion of its Residential Inlaid Color Sheet Flooring products lines. A small decline in the U.S. residential sheet business was offset by sales increases of residential tile sold through U.S. home centers, U.S. commercial tile and residential sheet flooring sales in Europe. Third-quarter operating profits of $26.6 million which include the $34.0 million charge associated with the discoloration issue, were 8 percent lower than last year's $28.9 million, which included a restructuring charge of $25.0 million. The cost profile of this business continues to be positively impacted by lower raw material and other manufacturing costs.

In the building products segment, net sales increased over 5 percent when compared with 1995's third quarter with growth in all geographic areas. Operating profits increased 37 percent from last year. European and North American profits remained strong while the Pacific Rim continued to be impacted by plant startup costs.

Third quarter net sales in the industry products segment increased 6 percent. Operating profits, which include the gain on sale of the Braintree plant, were $15.2 million compared with an operating loss of $4.5 million in the third quarter 1995, which included $15.8 million of restructuring charges. European insulation products continued its efforts to reduce costs and become the best cost supplier in the industry. Gasket sales and profits have increased with the majority of the growth in North America. Textile products' sales have decreased from last year.

The ceramic tile segment 1996 results represent Armstrong's after-tax share of the net income of the Dal-Tile business combination and the amortization of the excess of the Company's investment in Dal-Tile over the underlying equity in net assets. Prior year's results reflect the pre-tax operating profits of the ceramic tile operations. This segment continues to experience growth through the home centers and independent distributor channels.

Unallocated corporate expense for the third quarter 1996 decreased by $13.5 million from last year which included $9.1 million in restructuring charges. The additional $4.4 million decrease resulted from reductions in employee benefit costs.

This Quarterly Report on Form 10-Q contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the Company's earnings, liquidity and financial condition. Such forward-looking statements include statements using the words "believe," "expect," and "estimate" and similar expressions. Actual results may differ materially as a result of the uncertainties identified or if the factors on which the Company's conclusions are based do not conform to the Company's expectations.

                         Independent Accountants' Report
                         -------------------------------

The Board of Directors
Armstrong World Industries, Inc.:

We have reviewed the condensed consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries as of September 30, 1996, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the nine-month periods then ended. These condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of earnings, cash flows and shareholders' equity for the year then ended (not presented herein); and our report dated February 16, 1996, except as to the note entitled "Restated Consolidated Financial Statements" which is as of October 8, 1996, we have expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG PEAT MARWICK LLP

Philadelphia, Pennsylvania
November 12, 1996

                           Part II - Other Information
                           ---------------------------

Item 1.  Legal Proceedings
------   -----------------

Information required by this item is presented in Note 2 of the notes to the Company's consolidated financial statements included in Part I, Item 1 hereof, and is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K
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

     (b) The following report on Form 8-K was filed during the quarter for which this report is filed:

         On July 29, 1996, the registrant filed a current report on Form 8-K setting forth a description of its capital stock.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Armstrong World Industries, Inc.

                                       By:     /s/L. A. Pulkrabek
                                          ---------------------------
                                       L. A. Pulkrabek, Senior
                                       Vice President, Secretary and
                                       General Counsel

                                       By:    /s/B. A. Leech, Jr.
                                          ---------------------------
                                       B. A. Leech, Jr., Controller
                                       (Principal Accounting Officer)

Date:  November 13, 1996

                                  Exhibit Index
                                  -------------

Exhibit No.
-----------

No. 11(a)         Computation for Primary Earnings Per Share

No. 11(b)         Computation for Fully Diluted Earnings Per Share

No. 15            Letter re Unaudited Interim Financial Information

No. 27            Financial Data Schedule