Form 10-K
period 1996-12-31
ARMSTRONG WORLD INDUSTRIES INC
filed 1997-03-26
CIK 7431

                                 FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended               December 31, 1996
                          ---------------------------------------------------

                                   OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________

Commission file number                        1-2116
                       ------------------------------------------------------


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


                                            Yes    X              No _____
                                                 -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock of registrant held by non-affiliates of the registrant based on the closing price ($70.50 per share) on the New York Stock Exchange on February 10, 1997, was approximately $2.2 billion. For the purposes of determining this amount only, registrant has defined affiliates as including (a) the executive officers named in Item 10 of this 10-K Report, (b) all directors of registrant, and (c) each shareholder that has informed registrant by February 14, 1997, as having sole or shared voting power over 5% or more of the outstanding Common Stock of registrant as of December 31, 1996. As of February 10, 1997, the number of shares outstanding of registrant's Common Stock was 40,968,157. This amount includes the 5,057,382 shares of Common Stock as of December 31, 1996, held by Mellon Bank, N.A., as Trustee for the employee stock ownership accounts of the Company's Retirement Savings and Stock Ownership Plan.


                     Documents Incorporated by Reference

Portions of the Proxy Statement dated March 17, 1997, relative to the April 28, 1997, annual meeting of the shareholders of registrant (the "Company's 1997 Proxy Statement") have been incorporated by reference into Part III of this Form 10-K Report.

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

Industry Segments

The company's businesses include four reportable segments: floor coverings, building products, industry products and ceramic tile.


INDUSTRY SEGMENTS

---------------------------------------------------------------------------
at December 31 (millions)                      1996       1995        1994
---------------------------------------------------------------------------
Net trade sales:
  Floor coverings                          $1,091.8   $1,053.9    $1,063.5
  Building products                           718.4      682.2       630.0
  Industry products                           346.2      348.8       312.2
  Ceramic tile                                 --        240.1       220.3
---------------------------------------------------------------------------
Total net sales                            $2,156.4   $2,325.0    $2,226.0
-------------------------------------------================================
Operating income (loss): (Note 1)
  Floor coverings                          $  146.9   $  145.0    $  189.6
  Building products                            95.1       92.2        86.8
  Industry products                            40.1        9.3        41.2
  Ceramic tile (Note 2)                         9.9     (168.4)        0.8
  Unallocated corporate expense               (36.1)     (34.0)      (23.8)
---------------------------------------------------------------------------
Total operating income                     $  255.9   $   44.1    $  294.6
-------------------------------------------================================
Depreciation and amortization:
  Floor coverings                          $   53.9   $   47.9    $   49.2
  Building products                            37.0       36.8        34.5
  Industry products                            19.1       19.3        17.6
  Ceramic tile                                  4.3       13.5        13.8
  Corporate                                     9.4        5.6         5.6
---------------------------------------------------------------------------
Total depreciation
  and amortization                         $  123.7   $  123.1    $  120.7
-------------------------------------------================================
Capital additions: (Note 3)
  Floor coverings                          $  117.7   $   77.3    $   56.7
  Building products                            67.7       49.2        31.5
  Industry products                            22.5       45.0        22.6
  Ceramic tile                                 --          9.6        20.4
  Corporate                                    12.8        6.3         3.0
---------------------------------------------------------------------------
Total capital additions                    $  220.7   $  187.4    $  134.2
-------------------------------------------================================
Identifiable assets:
  Floor coverings                          $  687.9   $  583.2    $  575.7
  Building products                           541.1      513.5       478.1
  Industry products                           272.8      301.8       234.8
  Ceramic tile                                168.7      135.8       290.1
  Discontinued business                        --         --         182.1
  Corporate                                   465.1      615.5       398.2
---------------------------------------------------------------------------
Total assets                               $2,135.6   $2,149.8    $2,159.0
-------------------------------------------================================
Note 1:
---------------------------------------------------------------------------
Restructuring charges in
operating income (millions)                    1996       1995        1994
---------------------------------------------------------------------------
  Floor coverings                          $   14.5   $   25.0        --
  Building products                             8.3        6.3        --
  Industry products                             4.0       31.4        --
  Ceramic tile                                 --         --          --
  Unallocated corporate expense                19.7        9.1        --
---------------------------------------------------------------------------
Total restructuring charges
  in operating income                      $   46.5   $   71.8        --
-------------------------------------------================================

Note 2: 1995 operating income includes a $177.2 million loss due to the ceramic tile business combination. See "Equity Earnings From Affiliates" (see below).

Note 3: 1995 capital additions for industry segments include property, plant and equipment from acquisitions of $15.6 million.


DISCONTINUED OPERATIONS
On December 29, 1995, the company sold the stock of its furniture subsidiary, Thomasville Furniture Industries, Inc., to INTERCO Incorporated for $331.2 million in cash. INTERCO also assumed $8.0 million of Thomasville's interest-bearing debt. The company recorded a gain on the sale of $83.9 million after tax. Certain liabilities related to terminated benefit plans of approximately $11.3 million were retained by the company. Thomasville and its subsidiaries recorded sales of approximately $550.2 million in 1995 and $526.8 million in 1994.


EQUITY EARNINGS FROM AFFILIATES
Equity earnings from affiliates for 1996 were primarily comprised of the company's after-tax share of the net income of the Dal-Tile International Inc. business combination and the amortization of the excess of the company's investment in Dal-Tile over the underlying equity in net assets, and the 50% interest in the WAVE joint venture with Worthington Industries. Results in 1995 and 1994 reflect only the 50% interest in the WAVE joint venture.

In 1995, the company entered into a business combination with Dal-Tile International Inc. The transaction was accounted for at fair value and involved the exchange of $27.6 million in cash and the stock of the ceramic tile operations, consisting primarily of American Olean Tile Company, a wholly owned subsidiary, for ownership of 37% of the shares of Dal-Tile. The company's investment in Dal-Tile exceeded the underlying equity in net assets by $123.9 million which will be amortized over a period of 30 years. The after-tax loss on the transaction was $116.8 million.

In August 1996, Dal-Tile issued new shares in a public offering decreasing the company's ownership share from 37% to 33%.

Armstrong's ownership of the combined Dal-Tile is accounted for under the equity method. The summarized historical financial information for ceramic tile operations is presented below.


-------------------------------------------------------------------------------
(millions)                                                  1995        1994
-------------------------------------------------------------------------------
Net sales                                                 $240.1      $220.3
Operating income/(1)/                                        8.8         0.8
Assets/(2)/                                                269.8       290.1
Liabilities/(2)/                                            17.3        19.6
-------------------------------------------------------------------------------

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

Floor Coverings

The Company is a prominent manufacturer of floor coverings for the interiors of homes and commercial and institutional buildings, with a broad range of resilient flooring together with adhesives, installation and maintenance materials and accessories. Resilient flooring, in both sheet and tile form, together with laminate flooring, is made in a wide variety of types, designs, and colors. Included are types of flooring that offer such features as ease of installation, reduced maintenance (no-wax), and cushioning for greater underfoot comfort. Floor covering products are sold to the commercial and residential market segments through wholesalers, retailers, including large home centers, and contractors, and to the hotel/motel and manufactured homes industries.

Building Products

A major producer of ceiling materials in the United States and abroad, the Company markets both residential and architectural ceiling systems. Ceiling materials for the home are offered in a variety of types and designs; most provide noise reduction and incorporate Company-designed features intended to permit ease of installation. These residential ceiling products are sold through wholesalers and retailers, including large home centers. Architectural ceiling systems, designed for use in shopping centers, offices, schools, hospitals, and other commercial and institutional structures, are available in numerous colors, performance characteristics and designs and offer characteristics such as acoustical control, rated fire protection, and aesthetic appeal. Architectural ceiling materials and accessories, along with acoustical wall panels, are sold by the Company to ceiling systems contractors and to resale distributors. Grid products are manufactured and sold through a joint venture with Worthington Industries.

Industry Products

The Company, including a number of its subsidiaries, manufactures and markets a variety of specialty products for the building, automotive, textile and other industries. These products include flexible pipe insulation sold for use in construction and in original equipment manufacture; gasket materials for new equipment and replacement use in the automotive, farm equipment, appliance, and other industries; textile mill supplies including cots and aprons sold to equipment manufacturers and textile mills. Industry products are sold, depending on type and ultimate use, to original equipment manufacturers, contractors, wholesalers, fabricators and end users.

Ceramic Tile

Ceramic tile for floors, walls and countertops, together with adhesives, installation and maintenance materials and accessories are sold through home centers, independent distributors and sales service centers operated by Dal-Tile.

                      -----------------------------------

The principal raw materials used in the manufacture of the Company's products are synthetic resins, plasticizers, latex, mineral fibers and fillers, clays, starches, perlite, and pigments and inks. In addition, the Company uses a wide variety of other raw materials. Most raw materials are purchased from sources outside of the Company. The Company also purchases significant amounts of packaging materials for the containment and shipment of its various products. During 1996, adequate supplies of raw materials were available to all of the Company's industry segments.

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

The Company invested $220.7 million in 1996, $171.8 million in 1995, and $134.2 million in 1994 for additions to the property, plant and equipment of its continuing businesses.

Research and development activities are important and necessary in assisting the Company to carry on and improve its business. Principal research and development functions include the development of new products and processes and the improvement of existing products and processes.

The Company spent $59.3 million in 1996, $57.9 million in 1995, and $53.1 million in 1994 on research and development activities worldwide for the continuing businesses.

ENVIRONMENTAL MATTERS

In 1996, the company incurred capital expenditures of approximately $3.0 million for environmental compliance and control facilities and anticipates comparable annual expenditures for those purposes for the years 1997 and 1998. The company does not anticipate that it will incur significant capital expenditures in order to meet the requirements of the Clean Air Act of 1990 and the final implementing regulations promulgated by various state agencies.

As with many industrial companies, Armstrong is currently involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"), and similar state laws at approximately 18 sites. In most cases, Armstrong is one of many potentially responsible parties ("PRPs") who have voluntarily agreed to jointly fund the required investigation and remediation of each site. With regard to some sites, however, Armstrong disputes the liability, the proposed remedy or the proposed cost allocation. Armstrong may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies. The company is also remediating environmental contamination resulting from past industrial activity at certain of its current plant sites.

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

Reserves at December 31, 1996, were for potential environmental liabilities that the company considers probable and for which a reasonable estimate of the potential liability could be made. Where existing data is sufficient to estimate the amount of the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As a result, the company has accrued, before agreed-to insurance coverage, $8.0 million to reflect its estimated undiscounted liability for environmental remediation. As assessments and remediation activities progress at each individual site, these liabilities are reviewed to reflect additional information as it becomes available.

Actual costs to be incurred at identified sites in the future may vary from the estimates, given the inherent uncertainties in evaluating environmental liabilities. Subject to the imprecision in estimating environmental remediation costs, the company believes that any sum it may have to pay in connection with environmental matters in excess of the amounts noted above would not have a material adverse effect on its financial condition, liquidity or results of operations, although the recording of future costs may be material to earnings in such future period.

As of December 31, 1996, the Company had approximately 10,580 active employees, of whom approximately 3,540 are located outside the United States. Year-end employment in 1996 was below the level at the end of 1995 primarily as the result of various restructuring activities. About 62% of the Company's approximately 4,540 hourly or salaried production and maintenance employees in the United States are represented by labor unions.

Geographic Areas



GEOGRAPHIC AREAS

--------------------------------------------------------------
at December 31 (millions)       1996       1995        1994
--------------------------------------------------------------
Net trade sales:
  United States               $1,419.2   $1,586.4    $1,564.0
  Europe                         548.4      558.7       483.4
  Other foreign                  188.8      179.9       178.6
--------------------------------------------------------------
Interarea transfers:
  United States                  105.0      101.1        95.0
  Europe                          13.2       13.8         8.7
  Other foreign                   30.4       32.1        26.1
  Eliminations                  (148.6)    (147.0)     (129.8)
--------------------------------------------------------------
Total net sales               $2,156.4   $2,325.0    $2,226.0
--------------------------------------------------------------
Operating income:
  United States               $  202.7     $  7.7    $  235.5
    (See Note 2 on page 3)
  Europe                          79.3       62.6        75.3
  Other foreign                   10.0        7.8         7.6
  Unallocated corporate expense  (36.1)     (34.0)      (23.8)
--------------------------------------------------------------
Total operating income        $  255.9    $  44.1    $  294.6
--------------------------------------------------------------
Identifiable assets:
  United States               $1,180.1   $1,044.5    $1,130.1
  Europe                         383.7      406.7       376.5
  Other foreign                  107.3       83.4        72.6
  Discontinued business           --         --         182.1
  Corporate                      465.1      615.5       398.2
  Eliminations                    (0.6)      (0.3)       (0.5)
--------------------------------------------------------------
Total assets                  $2,135.6   $2,149.8    $2,159.0
--------------------------------------------------------------

United States net trade sales include export sales to non-affiliated customers of $34.0 million in 1996, $32.1 million in 1995 and $26.1 million in 1994. Also included in United States net trade sales were ceramic tile operations sales of $240.1 million and $220.3 million in 1995 and 1994, respectively.

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

Item 2.  Properties
-------------------

The Company produces and markets its products and services throughout the world, operating 46 manufacturing plants in 12 countries; 23 of these plants are located throughout the United States. Additionally, affiliates operate eight plants in three countries.

Floor covering products and adhesives are produced at 17 plants with principal manufacturing facilities located in Lancaster, Pennsylvania, and Stillwater, Oklahoma. Building products are produced at 14 plants with principal facilities in Macon, Georgia, the Florida-Alabama Gulf Coast area and Marietta, Pennsylvania. Insulating materials, textile mill supplies, fiber gasket materials and specialty papers and other products for industry are manufactured at 15 plants with principal manufacturing facilities at Munster, Germany, and Fulton, New York.

Numerous sales offices are leased worldwide, and leased facilities are utilized to supplement the Company's owned warehousing facilities.

Productive capacity and extent of utilization of the Company's facilities are difficult to quantify with certainty because in any one facility maximum capacity and utilization varies periodically depending upon the product that is being manufactured and individual facilities manufacture more than one type of product. In this context, the Company estimates that the production facilities in each of its industry segments were effectively utilized during 1996 at 80% to 90% of overall productive capacity in meeting market conditions. Remaining productive capacity is sufficient to meet expected customer demands.

The Company believes its various facilities are adequate and suitable. Additional incremental investments in plant facilities are being made as appropriate to balance capacity with anticipated demand, improve quality and service, and reduce costs.


Item 3.  Legal Proceedings
--------------------------

Asbestos-Related Litigation

The Company is one of many defendants in pending lawsuits and claims involving, as of December 31, 1996, approximately 43,600 individuals alleging personal injury from exposure to asbestos. This number includes approximately

19,500 lawsuits and claims from the approximately 87,000 individuals who opted out of the settlement class action (Georgine v. Amchem) referred to below. About
                                    ------------------
18,400 claims from purported settlement class members were received as of December 31, 1996, although many do not qualify at this time for payment.

Nearly all the personal injury suits and claims, except Georgine claims, seek general and punitive damages arising from alleged exposures, at various times, from World War II onward, to asbestos-containing products. Claims against the Company generally involve allegations of negligence, strict liability, breach of warranty and conspiracy with respect to its involvement with insulation products. The Company discontinued the sale of all asbestos-containing insulation products in 1969. The claims generally allege that injury may be determined many years (up to 40 years) after first exposure to asbestos. Nearly all suits name many defendants, and over 100 different companies are reportedly involved. The Company believes that many current plaintiffs are unimpaired. A few state and federal judges have consolidated numbers of asbestos-related personal injury cases for trial, which the Company has generally opposed as unfair. A large number of suits and claims have either been put on inactive lists, settled, dismissed or otherwise resolved, and the Company is generally involved in all stages of claims resolution and litigation, including trials and appeals. While the number of pending cases has decreased during the past several years in substantial part due to the Georgine settlement class action, neither the rate of future dispositions nor the number of future potential unasserted claims can be reasonably predicted at this time.

Attention has been given by various parties to securing a comprehensive resolution of pending and future personal injury claims. The Judicial Panel for Multidistrict Litigation ordered the transfer of all pending federal cases to the Eastern District of Pennsylvania in Philadelphia for pretrial purposes. The Company has supported this transfer. Some cases are periodically released for trial, although the issue of punitive damages is retained by the transferee Court. State court cases have not been directly affected by the transfer. The transferee Court has been instrumental in having the parties resolve large numbers of cases in various jurisdictions and has been receptive to different approaches to the resolution of claims.

Georgine Settlement Class Action

Georgine v. Amchem is a settlement class action filed in the Eastern District of
------------------
Pennsylvania on January 15, 1993, that includes essentially all future asbestos-related personal injury claims against members, including the Company, of the Center for Claims Resolution ("Center") referred to below. It is designed to establish a non-litigation system for the resolution of such claims against Center members. Other companies may be able to join the class action later. The settlement offers a method for prompt compensation to claimants who were occupationally exposed to asbestos if they meet certain exposure and medical criteria. Compensation amounts are derived from historical settlement data. Under limited circumstances and in limited numbers, qualifying claimants may choose to arbitrate or litigate certain claims after they are processed within the system. No punitive damages will be paid under the proposed settlement. The settlement is designed to minimize transactional costs, including attorneys fees, and to relieve the burden of asbestos-related litigation on the courts. Each member of the Center is obligated for its own fixed share of compensation and fees. Potential claimants who neither filed a prior lawsuit against Center members nor filed an exclusion request are subject to the class action. The class action does not include claims deemed otherwise not covered by the class action settlement, or claims for property damage. Annual case flow caps and compensation ranges for each medical category (including amounts paid even more promptly under simplified payment procedures) are established for an initial period of ten years. Case flow caps may be increased if they were substantially exceeded during the previous five-year period. The case flow figures and annual compensation levels are subject to renegotiation after the initial ten-year period. Approximately 87,000 individuals have filed exclusion requests and have thus opted out of the settlement. Such opt outs are not claims but are reservations of rights possibly to bring claims in the future. The settlement will become final only after certain issues, including insurance coverage, are resolved and appeals are exhausted, a process which could take several years. The Center members stated their intention to resolve over a five-year period the claims pending when the class action was filed, and a significant number have been settled or are in negotiations.

The Center members are seeking agreement from insurance carriers or a binding judgment against them that the class action settlement will not jeopardize existing insurance coverage; the class action is contingent upon such an agreement or judgment. For carriers that do not agree, this matter will proceed through alternative dispute resolution (for carriers that subscribed to the Wellington Agreement referred to below), or through litigation.

On May 10, 1996, a three-judge panel of the U.S. Court of Appeals for the Third Circuit issued an adverse decision in an appeal from the preliminary injunction by the District Court that enjoined members of the Georgine class from proceeding against Center members in the tort system. The Court of Appeals decision ruled against maintaining the settlement class action, ordered that the preliminary injunction be vacated, and ordered decertification of the class. The Court ruled broadly that the case does not meet the requirements for class certification under Federal Rule of Civil Procedure 23, concluding that a class action cannot be certified for purposes of settlement unless it can be certified for full-scale litigation. The Company believes that the Court erred in several important respects. The Company believes that the Court's ruling was not consistent with rulings of several other courts that have considered Rule 23 issues in comparable cases. In particular, the recent ruling in the Ahearn case
                                                                    ------
by the Fifth Circuit Court of Appeals reached a contrary conclusion on a central Rule 23 issue in Georgine.

On November 1, 1996, the U.S. Supreme Court accepted the Center's petition for certiorari and the appeal was argued on February 18, 1997. A decision from the Supreme Court is likely by July 1997. The preliminary injunction will remain in place while the case is pending in the Supreme Court. The Center's counsel believes there to be substantial grounds for the Supreme Court to reverse the Court of Appeals' decision.


The Company remains optimistic that a form of future claimants settlement class action may ultimately be approved, although the courts may not uphold the Georgine settlement class action, and may not uphold the companion insurance action or, even if upheld, there is a potential that judicial action might result in substantive modification of this settlement.

If the final resolution by the Supreme Court is not favorable to the Center members, the District Court's injunction will likely be lifted and a large number of lawsuits might be filed within a short time against the Center members, resulting in a likely increase in the number of subsequent pending cases in the tort system against the Company. In due course, the consequences from lifting the injunction could result in presently undeterminable, but likely higher, liability and defense costs under a claims resolution mechanism alternative to Georgine which the Company believes would likely be negotiated.

Even if the appeal to the Supreme Court is successful, various issues remain to be resolved and the potential exists that those issues will cause the class action ultimately not to succeed or to be substantially modified. Similarly, the potential exists that the companion insurance action will not be successful.

Insurance Carriers/Wellington Agreement

The Company's primary and excess insurance carriers have provided defense and indemnity coverage for asbestos-related personal injury claims, and the primary insurers are providing defense coverage for property damage claims.

Various insurance carriers provide products and non-products coverages for the Company's asbestos-related personal injury claims and product coverage for property damage claims. Most policies providing products coverage for personal injury claims have been exhausted. The insurance carriers that currently provide coverage or whose policies have provided or are believed to provide personal injury products and non-products or property damage coverages are as follows:
Reliance Insurance Company; Aetna Casualty and Surety Company; Liberty Mutual Insurance Companies; Travelers Insurance Company; Fireman's Fund Insurance Company; Insurance Company of North America; Lloyds of London; various London market companies; Fidelity and Casualty Insurance Company; First State Insurance Company; U.S. Fire Insurance Company; Home Insurance Company; Great American Insurance Company; American Home Assurance Company and National Union Fire Insurance Company (known as the AIG Companies); Central National Insurance Company; Interstate Insurance Company; Puritan Insurance Company; and Commercial Union Insurance Company. Midland Insurance Company, an excess carrier that provided $25 million of bodily injury products coverage, is insolvent; the Company is pursuing claims with the state guaranty associations. The gap in coverage created by the Midland insolvency was covered by other insurance. Certain companies in the London block of coverage and certain carriers providing coverage at the excess level for property damage claims only have also become insolvent. In addition, certain insurance carriers that were not in the Company's California insurance litigation also provide insurance for asbestos-related property damage claims.

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

The Wellington Agreement also provided for the establishment of the Asbestos Claims Facility to evaluate, settle, pay and defend all personal injury claims against member companies. Liability payments and allocated expenses were allocated by formula to each member. The Facility was dissolved when certain members raised concerns about their share of liability payments and allocated expenses and certain insurers raised concerns about defense costs and Facility operating expenses.

Center for Claims Resolution

Following the dissolution of the Facility, the Center was created in October 1988 by Armstrong and 20 other companies, all of which were former members of the Facility. Insurance carriers did not become members of the Center, although a number of carriers signed an agreement to provide approximately 70% of the financial support for the Center's operational costs during its first year of operation; they are represented ex officio on the Center's governing board. The Center adopted many of the conceptual features of the Facility, and the members' insurers generally provide coverage under the Wellington Agreement. The Center has revised the formula for shares of liability payments and defense costs over time and has defended the members' interests and addressed the claims in a manner consistent with the prompt, fair resolution of meritorious claims. The share adjustments have resulted in some increased liability share for the Company. In the settlement class action, each member will pay its own fixed share of every claim. If a member withdraws, the shares of remaining members will not change. The Center members have reached agreement annually with the insurers relating to the continuing operation of the Center and expect that the insurers will provide funding for the Center's operating expenses for its ninth year of operation. The Center processes pending claims as well as future claims in the settlement class action.

An increase in the utilization of the Company's insurance has occurred as a result of the class action settlement and the commitment at the time to attempt to resolve pending claims within five years. A substantial portion of the insurance asset involves non-products insurance which is in alternate dispute resolution. While the Company is seeking resolution of key issues in the alternate dispute resolution process during 1997, a shortfall may develop between available insurance and amounts necessary to pay claims, and that shortfall may occur in the third quarter of 1997 or earlier, depending on the timing of availability of certain coverages. The Company does not believe that such shortfall would be material either to the financial condition of the Company or to its liquidity. Aside from the class action settlement, no forecast can be made for future years regarding either the rate of claims, the rate of pending and future claims resolution by the Center, or the rate of utilization of Company insurance. If the settlement class action is ultimately successful, projections of the rate of disposition of future cases may be possible.

Property Damage Litigation

The Company is also one of many defendants in a total of 11 pending lawsuits and claims as of December 31, 1996, brought by public and private building owners. These lawsuits and claims include allegations of damage to buildings caused by asbestos-containing products and generally claim compensatory and punitive damages and equitable relief, including reimbursement of expenditures, for removal and replacement of such products. The claims appear to be aimed at friable (easily crumbled) asbestos-containing products, although allegations in some suits encompass all asbestos-containing products, including allegations with respect to previously installed asbestos-containing resilient flooring. Among the lawsuits that have been resolved are four class actions that had been certified, each involving a distinct class of building owner: public and private schools; Michigan state public and private schools; colleges and universities; and private property owners who leased facilities to the federal government. The Company vigorously denies the validity of the allegations against it in these suits and claims. Increasing defense costs, paid by the Company's insurance carriers either under reservation or settlement arrangement, will be incurred. As a consequence of the California insurance litigation discussed elsewhere in this note, the Company believes that it is probable that costs of the property damage litigation that are being paid by the Company's insurance carriers under reservation of rights will not be subject to recoupment. These suits and claims were not handled by the former Facility nor are they being handled by the Center.

Certain co-defendant companies have filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. As a consequence, litigation against them (with several exceptions) has been stayed or restricted. Due to the uncertainties involved, the long-term effect of these proceedings on the litigation cannot be predicted.

California Insurance Coverage Lawsuit

The trial court issued final decisions in various phases in the insurance lawsuit filed by the Company in California, including a decision that the trigger of coverage for personal injury claims was continuous from exposure through death or filing of a claim. The court also found that a triggered insurance policy should respond with full indemnification up to exhaustion of the policy limits. The court concluded that any defense obligation ceases upon exhaustion of policy limits. Although not as comprehensive, another decision established favorable defense and indemnity coverage for property damage claims holding that coverage would be in effect during the period of installation and during any subsequent period in which a release of fibers occurred. The California appellate courts substantially upheld the trial court, and that insurance coverage litigation is now concluded. The Company has resolved personal injury products coverage matters with all of its solvent carriers except one small excess carrier.

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

Non-Products Insurance Coverage

Non-products insurance coverage is included in the Company's primary and a number of excess policies for certain types of claims. The settlement agreement referenced above with a primary carrier included a provision for non-products claims. Non-products claims include among other things those claims that may have arisen out of exposure during installation of asbestos materials. Negotiations have been undertaken with the Company's primary insurance carriers to categorize the percentage of previously resolved and yet to be resolved asbestos-related personal injury claims as non-products claims and to establish the entitlement to such coverage. The additional coverage potentially available to pay such claims is substantial, and at the primary level, includes defense costs in addition to limits. All the carriers raise various reasons why they should not pay their coverage obligations, including contractual defenses, waiver, laches and statutes of limitations. One primary carrier alleges that it is no longer bound by the Wellington Agreement, and another alleges that the Company agreed to limit its claims for non-products coverage against that carrier at the time the Wellington Agreement was signed.

The Company has initiated an alternative dispute resolution proceeding against the carriers. This proceeding is in the mediation phase. If coverage is not mutually resolved during that phase with the help of a neutral party, the proceeding moves to binding arbitration. Other proceedings against several non-Wellington carriers may become necessary.

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

Based upon the Company's experience with this litigation and the disputes with its insurance carriers, a reserve was recorded in June 1983 to cover estimated potential liability, and settlement costs and legal and administrative costs not covered under an Interim Agreement, the cost of litigation against the Company's insurance carriers, and other factors involved in the litigation that are referred to herein about which uncertainties exist. As a result of the Wellington Agreement, the reserve was reduced for that portion associated with personal injury suits and claims. In an insurance settlement on March 31, 1989, the Company received $11.0 million, of which approximately $4.4 million was credited to income and nearly all of the balance was recorded as an increase to its reserve. Costs of litigation against insurance carriers and other legal costs indirectly related to asbestos litigation will be expensed outside the reserve.

Conclusions
-----------

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

Subject to the uncertainties and limitations referred to in this note and based upon its experience and other factors also referred to in this note, the Company believes that the estimated $141.6 million in liability and defense costs recorded on the balance sheet will be incurred to resolve an estimated 43,600 asbestos-related personal injury claims pending against the Company as of December 31, 1996. In addition to the currently estimated pending claims and claims filed by those who have opted out of the settlement class action, claims otherwise determined not to be subject to the settlement class action will be resolved outside the settlement class action. The Company does not know how many claims ultimately may be filed by claimants who have opted out of the class action or who are determined not to be subject to the settlement class action, or if the preliminary injunction is vacated, the number of claims that then would not be subject to the class action constraints.

An insurance asset in the amount of $141.6 million recorded on the balance sheet reflects the Company's belief in the availability of insurance in this amount to cover the liability in like amount referred to above. Such insurance has either been agreed upon or is probable of recovery through negotiation, alternative dispute resolution or litigation. A substantial portion of the insurance asset involves non-products insurance which is in alternative dispute resolution. While the Company is seeking resolution of the key issues in the alternative dispute resolution process during 1997, a shortfall may develop between available insurance and amounts necessary to pay claims that may occur in the third quarter of 1997 or possibly in the second quarter, depending on the timing of the availability of certain coverages. The Company believes such shortfall would not be material either to the financial condition of the Company or to its liquidity. The Company also notes that, based on maximum mathematical projections covering a ten-year period from 1994 to 2004, its estimated cost in Georgine reflects a reasonably possible additional liability of $245 million. If Georgine is not ultimately approved, the Company believes that a claims resolution mechanism alternative to the Georgine settlement will likely be negotiated, albeit at a likely higher liability and defense costs. A portion of such additional liability may not be covered by the Company's ultimately applicable insurance recovery. However, the Company believes that any after-tax impact on the difference between the aggregate of the estimated liability for pending cases and the estimated cost for the ten-year maximum mathematical projection or in the cost of an alternative settlement format, and the probable insurance recovery, would not be material either to the financial condition of the Company or to its liquidity, although it could be material to earnings if it is determined in a future period to be appropriate to record a reserve for this difference. The period in which such a reserve may be recorded and the amount of any reserve that may be appropriate cannot be determined at this time. Subject to the uncertainties and limitations referred to elsewhere in this note and based upon its experience and other factors referred to above, the Company believes it is probable that substantially all of the expenses and any liability payments associated with the asbestos-related property damage claims will be paid under an insurance coverage settlement agreement and through coverage from the outcome of the California insurance litigation.

Even though uncertainties still remain as to the potential number of unasserted claims, liability resulting therefrom, and the ultimate scope of its insurance coverage, after consideration of the factors involved, including the Wellington Agreement, settlements with other insurance carriers, the results of the California insurance coverage litigation, the remaining reserve, the establishment of the Center, the Georgine settlement class action and the likelihood that if Georgine is not ultimately upheld, an alternative to Georgine would be negotiated, and its experience, the Company believes the asbestos-related lawsuits and claims against the Company would not be material either to the financial condition of the Company or to its liquidity, although as stated above, the net effect of any future liabilities recorded in excess of insurance assets could be material to earnings in such future period.

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

On August 19, 1994, the jury returned a verdict in favor of the Company finding that the Company had not caused damages to TINS. The court subsequently entered judgment in the Company's favor based upon the verdict. TINS motion for a new trial based upon alleged inaccurate jury instructions and alleged improper evidentiary rulings during the trial, was denied and TINS filed an appeal with the U.S. Court of Appeals for the Third Circuit. On October 11, 1995, the case was argued before a panel of the U.S. Court of Appeals for the Third Circuit, and on October 20, 1995, the Court issued a Judgment Order affirming the 1994 District Court verdict in favor of the Company. On November 2, 1995, TINS filed a Petition for Rehearing by the same panel which was denied on December 5, 1995. On January 24, 1996, TINS filed a motion seeking further appellate review by the Circuit Court; that motion has been denied. Also denied was a motion by TINS before the District Court to rescind an earlier 1984 agreement of settlement. TINS has appealed this later decision to the Circuit Court, and a hearing will likely be held on this issue during the first half of 1997. If the denial of the motion were reversed on appeal, TINS could possibly be entitled to litigate claims that had been resolved by means of the settlement agreement.

                         -----------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

Not applicable.

Executive Officers of the Registrant
------------------------------------

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


                                    PART II
                                    -------

Item 5.  Market for the Registrant's Common Stock and Related Security Holder
-----------------------------------------------------------------------------
           Matters
           -------

The Company's Common Stock is traded on the New York Stock Exchange, Inc., the Philadelphia Stock Exchange, Inc., and the Pacific Stock Exchange, Inc. As of February 10, 1997, there were approximately 7,396 holders of record of the Company's Common Stock.


                                                                       First          Second            Third        Fourth
---------------------------------------------------------------------------------------------------------------------------
1996
         Dividends per share of common stock                             0.36            0.40             0.40          0.40
         Price range of common stock--high                             64 1/2          61 5/8           65 1/2        75 1/4
         Price range of common stock--low                              57 7/8          53 1/2           51 7/8        61 3/4
----------------------------------------------------------------------------------------------------------------------------
1995
         Dividends per share of common stock                             0.32            0.36             0.36          0.36
         Price range of common stock--high                             48 1/2           52              60 1/2        64 1/8
         Price range of common stock--low                              38 3/8           43              50 1/4        52 7/8
----------------------------------------------------------------------------------------------------------------------------

                                                                          Total year
------------------------------------------------------------------------------------
1996
         Dividends per share of common stock                                    1.56
         Price range of common stock--high                                    75 1/4
         Price range of common stock--low                                     51 7/8
------------------------------------------------------------------------------------
1995
         Dividends per share of common stock                                    1.40
         Price range of common stock--high                                    64 1/8
         Price range of common stock--low                                     38 3/8
------------------------------------------------------------------------------------

      During 1996, the Company issued a total of 1,400 shares of Common Stock to nonemployee directors of the Company pursuant to the Company's Restricted Stock Plan for Nonemployee Directors. Given the small number of persons to whom these shares were issued, applicable restrictions on transfer and the information regarding the Company possessed by the directors, these shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Selected Financial Data
--------------------------------


(Dollars in millions except for per-share data).   For year      1996              1995              1994              1993
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                     2,156.4           2,325.0           2,226.0           2,075.7
Cost of goods sold                                            1,459.9           1,581.1           1,483.9           1,453.7
Total selling, general and administrative expenses              413.2             457.0             449.2             435.6
Equity (earnings) loss from affiliates                          (19.1)             (6.2)             (1.7)             (1.4)
Restructuring charges                                            46.5              71.8                --              89.3
Loss from ceramic tile business formation/
   (gain) from sales of woodlands                                  --             177.2                --                --
Operating income (loss)                                         255.9              44.1             294.6              98.5
Interest expense                                                 22.6              34.0              28.3              38.0
Other expense (income), net                                      (6.9)              1.9               0.5              (6.1)
Earnings (loss) from continuing businesses before
   income taxes                                                 240.2               8.2             265.8              66.6
Income taxes                                                     75.4              (5.4)             78.6              17.6
Earnings (loss) from continuing businesses                      164.8              13.6             187.2              49.0
   As a percentage of sales                                       7.6%              0.6%              8.4%              2.4%
   As a percentage of average monthly assets (a)                  8.5%              0.7%             10.7%              2.8%
Earnings (loss) from continuing businesses
     applicable to common stock (b)                             158.0              (0.7)            173.1              35.1
   Per common share--primary                                      3.97             (0.02)             4.60              0.93
   Per common share--fully diluted (c)                            3.81             (0.02)             4.10              0.92
Net earnings (loss)                                             155.9             123.3             210.4              63.5
   As a percentage of sales                                       7.2%              5.3%              9.5%              3.1%
Net earnings (loss) applicable to common stock (b)              149.1             109.0             196.3              49.6
   As a percentage of average shareholders' equity               19.6%             15.0%             31.3%              9.0%
   Per common share--primary                                      3.76              2.90              5.22              1.32
   Per common share--fully diluted (c)                            3.60              2.67              4.64              1.26
Dividends declared per share of common stock                      1.56              1.40              1.26              1.20
Purchases of property, plant and equipment                      220.7             171.8             134.2             107.6
Aggregate cost of acquisitions                                     --              20.7                --                --
Total depreciation and amortization                             123.7             123.1             120.7             117.0
Average number of employees--continuing businesses             10,572            13,433            13,784            14,796
Average number of common shares outstanding                      39.1              37.1              37.5              37.2
-----------------------------------------------------------------------------------------------------------------------------------
Year-end position
Working capital--continuing businesses                          243.5             346.8             384.4             279.3
Net property, plant and equipment--continuing businesses        964.0             878.2             966.4             937.6
Total assets                                                  2,135.6           2,149.8           2,159.0           1,869.2
Long-term debt                                                  219.4             188.3             237.2             256.8
Total debt as a percentage of total capital (d)                  37.2%             38.5%             41.4%             52.2%
Shareholders' equity                                            790.0             775.0             735.1             569.5
Book value per share of common stock                             19.19             20.10             18.97             14.71
Number of shareholders (e) (f)                                  7,424             7,084             7,473             7,963
Common shares outstanding                                        41.2              36.9              37.2              37.2
Market value per common share                                    69 1/2            62                38 1/2            53 1/4
-------------------------------------------------------------======================================================================
-----------------------------------------------------------------------------------------------------------------------------------

(Dollars in millions except for per-share data)    For year   1992              1991              1990              1989
------------------------------------------------------------------------------------------------------------------------
Net sales                                                  2,111.4           2,021.4           2,082.4           2,050.4
Cost of goods sold                                         1,536.1           1,473.7           1,469.8           1,423.2
Total selling, general and administrative expenses           446.6             415.1             404.0             380.7
Equity (earnings) loss from affiliates                        (0.2)              --                --                --
Restructuring charges                                        160.8              12.5               6.8               5.9
Loss from ceramic tile business formation/
   (gain) from sales of woodlands                              --                --              (60.4)             (9.5)
Operating income (loss)                                      (31.9)            120.1             262.2             250.1
Interest expense                                              41.6              45.8              37.5              40.5
Other expense (income), net                                   (7.2)             (8.5)             19.7              (5.7)
Earnings (loss) from continuing businesses before
   income taxes                                              (66.3)             82.8             205.0             215.3
Income taxes                                                  (2.9)             32.7              69.5              74.6
Earnings (loss) from continuing businesses                   (63.4)             50.1             135.5             140.7
   As a percentage of sales                                   -3.0%              2.5%              6.5%              6.9%
   As a percentage of average monthly assets (a)              -3.3%              2.7%              7.5%              8.6%
Earnings (loss) from continuing businesses
     applicable to common stock (b)                          (77.2)             30.7             116.0             131.0
   Per common share--primary                                  (2.07)             0.83              2.98              2.88
   Per common share--fully diluted (c)                        (2.07)             0.83              2.74              2.76
Net earnings (loss)                                         (227.7)             48.2             141.0             187.6
   As a percentage of sales                                  -10.8%              2.4%              6.8%              9.1%
Net earnings (loss) applicable to common stock (b)          (241.5)             28.8             121.5             177.9
   As a percentage of average shareholders' equity           -33.9%              3.3%             13.0%             17.9%
   Per common share--primary                                  (6.49)             0.77              3.12              3.92
   Per common share--fully diluted (c)                        (6.49)             0.77              2.86              3.72
Dividends declared per share of common stock                   1.20              1.19              1.135             1.045
Purchases of property, plant and equipment                   107.5             127.1             184.2             215.0
Aggregate cost of acquisitions                                 4.2               --               16.1                --
Total depreciation and amortization                          123.4             122.1             116.5             121.6
Average number of employees--continuing businesses          16,045             16,438            16,926            17,167
Average number of common shares outstanding                   37.1              37.1              38.8              45.4
------------------------------------------------------------------------------------------------------------------------
Year-end position
Working capital--continuing businesses                       239.8             353.8             305.2             449.4
Net property, plant and equipment--continuing businesses     967.2           1,042.8           1,032.7             944.0
Total assets                                               1,944.3           2,125.7           2,124.4           2,008.9
Long-term debt                                               266.6             301.4             233.2             181.3
Total debt as a percentage of total capital (d)               57.2%             46.9%             45.7%             36.1%
Shareholders' equity                                         569.2             885.5             899.2             976.5
Book value per share of common stock                          14.87             23.55             24.07             23.04
Number of shareholders (e) (f)                               8,611              8,896             9,110             9,322
Common shares outstanding                                     37.1              37.1              37.1              42.3
Market value per common share                                 31 7/8            29 1/4            25                37 1/4
========================================================================================================================


(Dollars in millions except for per-share data)    For year       1988              1987              1986
----------------------------------------------------------------------------------------------------------
Net sales                                                      1,843.4           1,608.7           1,295.0
Cost of goods sold                                             1,287.6           1,112.0             889.2
Total selling, general and administrative expenses               331.3             288.8             240.3
Equity (earnings) loss from affiliates                              --                --                --
Restructuring charges                                               --                --                --
Loss from ceramic tile business formation/
   (gain) from sales of woodlands                                 (1.9)               --                --
Operating income (loss)                                          226.4             207.9             165.5
Interest expense                                                  25.8              11.5               5.4
Other expense (income), net                                      (13.1)             (4.3)             (3.1)
Earnings (loss) from continuing businesses before
   income taxes                                                  213.7             200.7             163.2
Income taxes                                                      79.4              82.2              70.0
Earnings (loss) from continuing businesses                       134.3             118.5              93.2
   As a percentage of sales                                        7.3%              7.4%              7.2%
   As a percentage of average monthly assets (a)                  10.4%             11.3%             10.8%
Earnings (loss) from continuing businesses
     applicable to common stock (b)                              133.9             118.0              92.8
   Per common share--primary                                       2.90              2.50              1.93
   Per common share--fully diluted (c)                             2.90              2.50              1.93
Net earnings (loss)                                              162.7             150.4             122.4
   As a percentage of sales                                        8.8%              9.3%              9.4%
Net earnings (loss) applicable to common stock (b)               162.3             150.0             122.0
   As a percentage of average shareholders' equity                17.0%             17.6%             16.0%
   Per common share--primary                                       3.51              3.18              2.54
   Per common share--fully diluted (c)                             3.51              3.18              2.54
Dividends declared per share of common stock                       0.975             0.885             0.7325
Purchases of property, plant and equipment                       165.8             156.7             119.1
Aggregate cost of acquisitions                                   355.8              71.5              53.1
Total depreciation and amortization                               99.4              83.6              67.6
Average number of employees--continuing businesses              15,016            14,036            12,953
Average number of common shares outstanding                       46.2              47.2              48.1
----------------------------------------------------------------------------------------------------------
Year-end position
Working capital--continuing businesses                           260.6             345.3             401.5
Net property, plant and equipment--continuing businesses         930.4             674.1             534.7
Total assets                                                   2,073.1           1,574.9           1,277.5
Long-term debt                                                   185.9              67.7              58.8
Total debt as a percentage of total capital (d)                   35.9%             22.8%             16.9%
Shareholders' equity                                           1,021.8             913.8             813.0
Book value per share of common stock                              21.86             19.53             16.85
Number of shareholders (e) (f)                                   10,355             9,418             9,621
Common shares outstanding                                         46.3              46.2              47.5
Market value per common share                                     35                32 1/4            29 7/8
==========================================================================================================

Notes:
(a) Assets exclude insurance for asbestos-related liabilities.
(b) After deducting preferred dividend requirements and adding the tax benefits for unallocated preferred shares.
(c) See definition of fully diluted earnings per share on page 37.
(d) Total debt includes short-term debt, current installments of long-term debt, long-term debt and ESOP loan guarantee. Total capital includes total debt and total shareholders' equity.
(e) Includes one trustee who is the shareholder of record on behalf of approximately 6,000 to 6,500 employees for years 1988 through 1996.
(f) Includes, for 1987 and 1986, a trustee who was the shareholder of record on behalf of approximately 11,000 employees who obtained beneficial ownership through the Armstrong Stock Ownership Plan, which was terminated at the end of 1987.

Beginning in 1996, ceramic tile results were reported under the equity method, whereas prior to 1996, ceramic tile operations were reported on a consolidated or line item basis.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
           Results of Operations
           ---------------------


--------------------------------------------------------------------------------
1996 COMPARED WITH 1995
--------------------------------------------------------------------------------

The 1995 and 1994 consolidated financial statements have been restated from the 1995 annual report to include the historical results of the ceramic tile operations on an operating or consolidated line item basis rather than under the equity method.

FINANCIAL CONDITION
As shown on the Consolidated Statements of Cash Flows (see page 35), net cash provided by operating activities and the sale of assets was sufficient to cover normal working capital requirements, payments related to restructuring activities and additional investment in plant, property and equipment. Most of the 1996 beginning cash balance plus proceeds from exercised stock options covered the reduction of debt, payments of dividends, preferred stock redemptions, repurchase of shares, purchase of computer software and additional investment in Dal-Tile International Inc., a company in which Armstrong has a 33% equity investment. The beginning cash balance of $256.9 million included proceeds from the sale of Thomasville Furniture Industries, Inc., in December 1995.

--------------------------------------------------------------------------------
Uses of cash flow ($ millions)
--------------------------------------------------------------------------------

[BAR GRAPH APPEARS HERE]

Working capital was $243.5 million as of December 31, 1996, $103.3 million lower than the $346.8 million recorded at year-end 1995. The reduction in working capital over 12 months resulted primarily from the $191.5 million decrease in cash. Partially offsetting the working capital decrease were increases in inventories of $10.2 million, income tax benefits of $22.5 million, the $33.9 million decrease in short-term debt and current installments of long-term debt and the $24.1 million decrease in accounts payable and accrued expenses.

The ratio of current assets to current liabilities was 1.76 to 1 as of December 31, 1996, compared with 1.92 to 1 as of December 31, 1995, primarily due to the reduced levels of cash.

In the second quarter, the company announced that effective October 1, 1996, the Employee Stock Ownership Plan (ESOP) and the Retirement Savings Plan (RSP) would be merged to form the new Retirement Savings and Stock Ownership Plan (RSSOP). On July 31, the trustee of the ESOP converted the preferred stock held by the trust into approximately 5.1 million shares of common stock with a book value of $139.1 million at a one-for-one ratio. The ultimate impact on the company's results will depend on the level of employee participation in the restructured plan and the stock price over time.

--------------------------------------------------------------------------------
Total debt/total debt + equity
--------------------------------------------------------------------------------

[BAR GRAPH APPEARS HERE]

Long-term debt, excluding the company's guarantee of the ESOP loan, increased $31.1 million in 1996. The increase was primarily due to a low interest rate loan for a capital addition at the Kankakee, Illinois, floor tile plant. At December 31, 1996, long-term debt of $219.4 million represented 17.4% of total capital compared with 14.9% at the end of 1995. The 1996 and 1995 year-end ratios of total debt (including the company's financing of the ESOP loan) as a percent of total capital were 37.2% and 38.5%, respectively.

In July 1996, the Board of Directors authorized the company to repurchase 3.0 million shares of its common stock (in addition to the 2.5 million shares authorized in 1994), through the open market or through privately negotiated transactions, bringing the total authorized common share repurchases to 5.5 million shares. The increased stock repurchase authorization will allow greater flexibility in deploying cash flow and, to the extent that shares can be repurchased at attractive prices, should increase earnings per share. Since the inception of the plan, the company has repurchased approximately 2,380,000 shares through December 31, 1996, including approximately 1,328,000 shares repurchased in 1996. In addition to shares repurchased under the above plan, approximately 364,600 ESOP shares were repurchased in 1996. By early February 1997, the company had completed the 1994 2.5 million share repurchase plan.

Capital in excess of par value increased $112.8 million from December 31, 1995, primarily as a result of two transactions. First, the company reissued treasury stock to the trustee of the ESOP in the conversion of the preferred stock held by the trust as mentioned above. Capital in excess of par value increased $102.4 million representing the excess of conversion value of the ESOP convertible shares over the average acquisition cost of the treasury shares. Second, Dal-Tile issued new shares in a public offering in August and used part of the proceeds from the public offering to refinance all of its existing debt. Although Armstrong's ownership share declined to 33% from 37%, Dal-Tile's net assets increased, adding to the overall carrying value of Armstrong's investment and resulting in the company recording $14.5 million as additional capital in excess of par value.

In April 1996, the company increased the five-year revolving line of credit with 11 banks from $200 million to $300 million. The line of credit is used for general corporate purposes and as a backstop for commercial paper notes. On November 1, the company's shelf registration statement for an additional $250 million of debt and/or equity securities was approved. The total amount of unissued securities registered with the Securities and Exchange Commission is now $500 million.

Should a need develop for additional financing, it is management's opinion that the company has sufficient financial strength to warrant the required support from lending institutions and financial markets.

--------------------------------------------------------------------------------
Funds from operations/total debt
--------------------------------------------------------------------------------

[BAR GRAPH APPEARS HERE]

The company is involved in significant asbestos-related litigation which is described more fully on pages 48-51 and which should be read in connection with this discussion and analysis. The company does not know how many claims will be filed against it in the future, nor the details thereof or of pending suits not fully reviewed, nor the expense and any liability that may ultimately result therefrom, nor does the company know whether the settlement class action (Georgine v. Amchem) will ultimately succeed, the number of individuals who ultimately will be deemed to have opted out or who could file claims outside the settlement class action, nor the annual claims flow caps to be negotiated after the initial 10-year period for the settlement class action or the compensation levels to be negotiated for such claims, nor whether, if needed, an alternative to the Georgine settlement vehicle may ultimately emerge, or the ultimate liability if such alternative does not emerge, or the scope of its nonproducts coverage ultimately deemed available.

Subject to the foregoing and based upon its experience and other factors also referred to above, the company believes that the estimated $141.6 million in liability and defense costs recorded on the 1996 balance sheet will be incurred to resolve an estimated 43,600 asbestos-related personal injury claims pending against the company as of December 31, 1996.

An insurance asset in the amount of $141.6 million recorded on the 1996 balance sheet reflects the company's belief in the availability of insurance in this amount to cover the liability in like amount referred to above. Such insurance has either been agreed upon or is probable of recovery through negotiation, alternative dispute resolution or litigation. A substantial portion of the insurance asset involves nonproducts insurance which is in alternate dispute resolution. While the company is seeking resolution of key issues in the alternate dispute resolution process during 1997, a shortfall may develop between available insurance and amounts necessary to pay claims as early as the third quarter of 1997 or possibly in the second quarter depending on the timing of the availability of certain coverage (the company believes such shortfall would not be material either to the financial condition of the company or to its liquidity). The company also notes that, based on maximum mathematical projections covering a ten-year period from 1994 to 2004, its estimated cost in the settlement class action reflects a reasonably possible additional liability of $245 million. If the Georgine settlement class action mechanism is not ultimately approved, the company believes that a claims resolution mechanism alternative to the Georgine settlement will likely be negotiated, though at likely higher liability and defense costs. A portion of such additional liability may not be covered by the company's ultimately applicable insurance recovery. However, the company believes that any after-tax impact on the difference between the aggregate of the estimated liability for pending cases and the estimated cost for the ten-year maximum mathematical projection or in the cost of an alternative settlement format, and the probable insurance recovery, would not be material either to the financial condition of the company or to its liquidity, although it could be material to earnings if it is determined in a future period to be appropriate to record a reserve for this difference. The period in which such a reserve may be recorded and the amount of any reserve that may be appropriate cannot be determined at this time. Subject to the uncertainties and limitations referred to elsewhere and based upon its experience and other factors referred to above, the company believes it is probable that substantially all of the expenses and any liability payments associated with the asbestos-related property damage claims will be paid as a result of the outcome of the California insurance litigation.

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

Reference is made to the litigation involving The Industry Network System, Inc.
(TINS), discussed on page 51. In 1994, a jury returned a verdict finding that the company had not caused damages to TINS, and the court subsequently entered judgment in the company's favor. TINS' motion for a new trial was subsequently denied. TINS filed an appeal with the U.S. Court of Appeals for the Third Circuit which issued a judgment in favor of the company. TINS' Petition for Rehearing by the same panel was denied in December 1995. On January 24, 1996, TINS filed a motion seeking further appellate review by the Circuit Court which denied the motion. Also denied was a motion by TINS before the District Court to rescind an earlier 1984 agreement of settlement. TINS has appealed this later decision to the Circuit Court, and it is expected that this appeal will be argued during the first half of 1997.

Reference is also made to environmental matters as discussed on page 46. The company believes any sum it may have to pay in connection with environmental matters in excess of amounts accrued would not have a material adverse effect on its financial condition, liquidity or results of operations, although the recording of any future costs may be material to earnings in such future period.

--------------------------------------------------------------------------------
Book value per share at year-end (dollars)
--------------------------------------------------------------------------------

[BAR GRAPH APPEARS HERE]

CONSOLIDATED RESULTS
Net sales of $2.16 billion were lower when compared with last year's net sales of $2.33 billion which included $0.24 billion of sales from the ceramic tile operations. Beginning in 1996, ceramic tile is reported on the equity method; therefore, a year-to-year sales comparison cannot be made for this industry segment. Sales growth occurred in the floor coverings and building products segments. The floor coverings segment sales growth came primarily from residential and commercial floor tile sold through the U.S. home center channel and floor sales in Eastern Europe and Russia. In the building products segment, strong commercial ceiling sales in the latter part of the year offset earlier servicing problems resulting from severe weather conditions in the first quarter 1996. Industry products sales were adversely affected by competitive pressure in European insulation products and lower global textile products sales which more than offset the positive impact of increases in the gasket and specialty paper business.

Earnings from continuing businesses after income taxes in 1996 were $164.8 million or $3.97 per share on a primary basis and $3.81 per share on a fully diluted basis and included after-tax charges of $29.6 million for restructuring and $22.0 million for costs associated with the discoloration of a limited portion of flooring products. Earnings from continuing businesses after income taxes in 1995 were $13.6 million and included a $46.6 million charge after tax for restructuring and a loss of $116.8 million after tax related to the business combination of Armstrong's ceramic tile operations with Dal-Tile International Inc.

Net earnings for 1996 were $155.9 million, or $3.76 per share on a primary basis and $3.60 per share on a fully diluted basis and included the restructuring and discoloration charges mentioned above plus $8.9 million or $0.21 per share for the company's portion of an extraordinary loss from Dal-Tile related to the refinancing of Dal-Tile's outstanding debt. A reduction in Dal-Tile's interest expense should occur as a result of the debt refinancing. Net earnings in 1995 were $123.3 million or $2.90 per share on a primary basis and $2.67 on a fully diluted basis and included $25.8 million of after-tax earnings from the discontinued operations of Thomasville Furniture Industries, Inc., and $83.9 million representing the after-tax gain from its sale.

The company's Economic Value Added (EVA) performance as measured by return on EVA capital was 14.8% in 1996, exceeding 1995's return on EVA capital of 14.0% and the company's 12% cost of capital. In 1997, the company's cost of capital for EVA will be reduced to 11% partially due to lower interest rates and stock price volatility.

Cost of goods sold in 1996 was 67.7% of sales, slightly lower than the 68.0% recorded in 1995. The 1996 cost of goods sold included $5.9 million for charges associated with the floor discoloration issue which were offset by lower raw material and other manufacturing costs. The cost of goods sold in 1995 included the impact of start-up costs of approximately $3.1 million related to the insulation products facility in Mebane, North Carolina.

Selling, general and administrative (SG&A) expenses in 1996 were $413.2 million which included $14.0 million of expenses related to the discoloration issue. In 1995, SG&A expenses were $457.0 million and included $59.9 million of SG&A expenses of the ceramic tile operations which was reported on an equity basis in 1996.

The second-quarter 1996 before-tax restructuring charge for continuing businesses of $46.5 million, or $29.6 million after tax (79 cents per share on a primary basis and 70 cents per share on a fully diluted basis), related primarily to the reorganization of corporate and business unit staff positions; realignment and consolidation of the Armstrong and W.W. Henry installation products businesses; restructuring of production processes in the Munster, Germany, ceilings facility; early retirement opportunities for employees in the Fulton, New York, gasket and specialty paper products facility; and write-down of assets. These actions affected approximately

500 employees, about two-thirds of whom were in staff positions. These restructuring actions continued the company's ongoing efforts to streamline the organization and enable the businesses to be the best-cost suppliers in their markets. The charges were estimated to be evenly split between cash payments and noncash charges. The majority of the cash outflow was expected to occur over 12 months. It was anticipated that ongoing cost reductions and productivity improvements should permit recovery of the charges in less than two years. In 1995, restructuring charges of $71.8 million before tax or $46.6 million after tax ($1.09 per share on a fully diluted basis) were recorded. These charges related primarily to the closure of a plant in Braintree, Massachusetts, and for severance and early retirement incentives for approximately 670 employees in the North American resilient flooring business and the European industry products and building products businesses.

Actual severance payments charged against restructuring reserves were $32.1 million in 1996 relating to the elimination of 724 positions, of which 323 terminations occurred since the beginning of 1996. As of December 31, 1996, $50.3 million of reserves remained for restructuring actions.

In July, the company learned that discoloration in a limited portion of its residential sheet flooring product lines was occurring. The problem was traced to a raw material used in production primarily between September 1995 and July 1996. The manufacturing process was corrected to eliminate any further occurrence of this problem. New production was shipped to customers to meet demand for this product. A portion of the production of the affected product lines was shipped to retailers and potentially installed in consumers' homes. The remainder was in the company's, wholesalers' or retailers' inventory.

In September, the company recorded charges of $34.0 million before tax or $22.0 million after tax ($0.53 per share) for costs associated with the discoloration issue. These charges included the write-down to realizable value of the company's inventory on hand or to be returned from independent wholesalers and the potential cost of removing and replacing discolored product installed in consumers' homes. The company will continue to monitor claims levels associated with these products and may make further adjustments in the reserve based on experience. Based on information currently available, the company believes that any additional loss would not be material to the financial condition of the company or to its liquidity, although the recording of any future liabilities may be material to earnings in such future period.

Interest expense in 1996 of $22.6 million was lower than 1995's interest expense of $34.0 million. The primary reasons for the decrease were the lower levels of short-term debt and lower interest expense requirements on long-term debt.

Armstrong's effective tax rate for continuing businesses in 1996 was 31.4%. In 1995, Armstrong's effective tax benefit for continuing businesses was 65.9%. Removing the tax effects of the loss on the ceramic tile business combination, the effective tax rate would have been 29.7%, reflecting tax benefits related to reduced foreign and state income tax expense.

GEOGRAPHIC AREA RESULTS (see page 39)

UNITED STATES
Net sales in 1996 were $1.42 billion, slightly lower than the $1.59 billion recorded in 1995 which included $0.24 billion of ceramic tile sales. Sales through the home center channel had significant year-to-year increases. The commercial markets for ceilings and the residential and commercial markets for floor tile continue to show strength. U.S. residential sheet flooring sales were slightly below 1995.

Operating income of $202.7 million was higher than 1995's operating income of $7.7 million which included a $177.2 million loss due to the ceramic tile business combination. An organizational effectiveness study to review the company's staff support activities was implemented by late 1996, and the restructuring activities associated with this study had an adverse impact on operating income of $34.5 million before tax. Operating income was also negatively affected by the one-time charge of $34.0 million related to the floor discoloration issue mentioned above. Restructuring activities in 1995 resulted in $45.5 million before tax charged against operating income. Operating income for 1996 was positively impacted by higher sales levels in the floor coverings and building products segments and was leveraged through ongoing cost reduction efforts.

Export sales of Armstrong products from the U.S. to trade customers of $34.0 million increased nearly $1.9 million, or 6.1%, compared with 1995.

EUROPE
Sales by the European affiliates reflected the soft economy largely offset by the ability to enter into new market areas such as Eastern Europe and Russia. Net sales decreased 1.8% to $548.4 million compared with 1995. Insulation sales were negatively impacted by competitive pressures, although they increased in the latter half of 1996. Floor Products sales increased from 1995, setting several quarterly sales records in 1996. Building Products sales increased slightly, despite softened demand and competitive pressure in the Western European commercial market segment. Operating income increased 26.8% over 1995, primarily due to cost savings obtained from prior years' restructuring activities. Restructuring charges in Europe were $11.0 million and $24.9 million in 1996 and 1995, respectively. In floor products, increased volume in addition to productivity improvements have resulted in improved profits in the residential sheet business. European insulation products operating income has been positively impacted by its continued efforts to be the best-cost supplier in the industry.

OTHER FOREIGN
Sales increased 4.9% over 1995, with ceiling sales in the Pacific Rim providing a significant part of the growth. Sales growth in Latin America for Building Products continues a trend established over the past three years. Operating income increased 28.6% over 1995, with start-up costs for the new ceilings plant in China totaling $3.8 million offset by lower costs in the Pacific area Floor Products and Building Products Operations.

INDUSTRY SEGMENT RESULTS (see page 3)

FLOOR COVERINGS
In the floor coverings segment, 1996 net sales of $1.09 billion were slightly above 1995's $1.05 billion and included a reduction of $14.1 million for customer returns associated with the discoloration of a limited portion of its Residential Inlaid Color Sheet Flooring products line. The adverse effect of these returns and the small decline in the U.S. residential sheet business were offset by increases in residential sheet flooring sales in Europe, especially Eastern Europe and Russia, and sales of all products to U.S. home centers. In the home center channel, which is serviced through the Corporate Retail Accounts Division, the strategy of segmenting products for the home centers has proven to be successful. In this channel, The Home Depot and Lowe's are important customers of our resilient floor products. Laminate flooring, manufactured and marketed in alliance with the F. Egger Company of Austria, had a good initial market reaction.

Operating income included a $34.0 million charge associated with the discoloration issue and a $14.5 million restructuring charge primarily related to the consolidation of the separate Armstrong and W.W. Henry installation products businesses and to other reorganizations in the floor products operations staff. Operating income in 1995 included a restructuring charge of $25.0 million primarily related to the elimination of positions in North America. Records were set in both the U.S. residential and commercial tile businesses. Lower raw material costs and increased manufacturing productivity had a positive impact on the cost profile of this business. However, operating income was adversely impacted by start-up costs for laminate flooring. Capital expenditures in this segment increased $40.4 million to $117.7 million and were directed toward the rollout of the Quest display and merchandising system and toward improved manufacturing process effectiveness.

--------------------------------------------------------------------------------
Net trade sales ($ millions)
--------------------------------------------------------------------------------

[BAR GRAPH APPEARS HERE]

Outlook
The rollout of the Quest merchandising system with retailers was successful, with the October 1996 introduction in Canada providing additional impetus. The company believes that this state-of-the-art display system will provide a competitive advantage in the residential sheet flooring market segment. Laminate flooring, which was introduced to the U.S. market in late 1996, was introduced in Canada in early 1997. The company expects that the laminate flooring alliance with F. Egger Company, along with other business partnerships, should provide additional growth opportunities and manufacturing capacity for the floor coverings segment. The company will continue its strategy to increase its brand recognition through increased advertising. These and other merchandising costs plus small increases in raw material costs should be offset by the significant productivity improvements that have been occurring worldwide. In the home center channel, increases in the number of The Home Depot and Lowe's stores, in addition to the segmentation strategy, should contribute to sales growth. The company plans to have 14 independent regional distribution centers established by the end of 1997 to service these customers. (Five distribution centers were in place by the end of 1996.)

--------------------------------------------------------------------------------
Operating income ($ millions)
--------------------------------------------------------------------------------

[BAR GRAPH APPEARS HERE]

BUILDING PRODUCTS
In the building products segment, net sales increased over 5.3% when compared to 1995 with growth primarily in North America and the Pacific Rim. North American sales increased significantly with the major areas of market strength in the commercial market segment and the home center channel. Manufacturing has recovered from the severe weather conditions of early 1996, while inventories and service levels have stabilized in anticipation of sales growth in 1997.

Operating income increased to $95.1 million, 3.1% over 1995. Operating income in 1996 included an $8.3 million restructuring charge, the majority of which related to simplifying production processes in the Munster, Germany, ceilings facility. The balance of the restructuring charge was associated with staff reorganizations and asset write-downs in Europe. In 1995, operating income was adversely impacted by a $6.3 million restructuring charge, primarily related to elimination of administrative functions in the European operations. In the earlier part of 1996, operating income had been adversely impacted by weather-related problems in North America and Europe. During 1996, additional costs were incurred for integration and start-up of the new metal ceilings products business and the wet-formed ceiling products plant in China. However, higher sales volume in 1996, improvements in its production processes and reductions in its nonmanufacturing expenses more than offset these additional costs. Capital expenditures in this segment increased by $18.5 million to $67.7 million. Excellent sales and profit growth continued in North America and Europe from WAVE, the grid system joint venture with Worthington Industries.

Outlook
Economic forecasts indicate continued growth in the U.S. commercial business and recovery in western and southern Europe. New products play an important part of the global building products segment. The most recent impact product is Ultima ceilings which provides exceptional noise reduction, sag resistance and a durable surface for commercial interiors. In 1996, the company announced its planned joint venture with Partek Insulation, the foremost producer of rockwool-based insulation in Finland and Sweden, to manufacture and distribute high-performance, soft-fiber ceilings throughout Europe. The addition of this alliance will strengthen the company's Scandinavian distribution business and enhance its current ceiling line in Europe. The company believes that this new product line, in addition to the metal ceilings business which will include the planned joint venture with Hunter Douglas, will provide additional growth opportunities primarily in Europe and serve as a foundation for growth in other geographic areas. The ceilings plant in China, aimed at servicing the fast-growing geographic market, began production in late 1996.

INDUSTRY PRODUCTS
Sales for the industry products segment of $346.2 million in 1996 decreased less than 1% when compared with 1995's sales of $348.8 million. Sales in 1995 included $7.9 million of an exchange translation benefit when compared to 1996 rates and $4.9 million from the champagne cork business divested in 1995. Operating income for 1996 was $40.1 million and includes a $4.0 million restructuring charge, the majority of which related to an early retirement offering to employees of the Fulton, New York, gasket and specialty paper products facility. Operating income in 1995 of $9.3 million included a $31.4 million restructuring charge related to the closing of the Braintree, Massachusetts, plant and elimination of employee positions in Europe. For insulation products, cost reductions in Europe have enabled the business to remain competitive through lower selling prices and thus to continue to gain market share while in the U.S. sales growth was achieved through increased market share. The Mebane, North Carolina, facility, which became operational in 1996, will provide low-cost manufacturing for the U.S. As a result of these strategies, operating income for insulation products has increased. Income increased significantly for Armstrong Industrial Specialties, Inc., especially in its gaskets business. The textile products business continues to implement several cost-saving initiatives to reduce its overhead. Despite these changes, the business continued to generate a small operating loss of approximately $3.0 million due to continued worldwide market softness in the textile industry. In 1995, the company announced its intentions to discuss with potential buyers the possible sale of the Textile Products Operations. Capital expenditures in the industry products segment decreased $22.5 million from the higher levels of 1995 when expenditures were made for the construction of two plants and for the acquisition of another plant.

--------------------------------------------------------------------------------
Capital additions ($ millions)
--------------------------------------------------------------------------------

[BAR GRAPH APPEARS HERE]

Outlook
It is anticipated that the European insulation market environment will continue to be price competitive, and further cost-saving actions are planned to achieve volume increases through becoming the best-cost supplier in the industry. In addition, this business is continuing to seek profitable growth into new geographic areas such as Central Europe and Asia. Armstrong Industrial Specialties plans to take advantage of its implementation of effective logistic systems to enable on-time, defect-free delivery of its products. The company believes the market for textile products will stabilize during 1997, at which time cost reductions in the business will provide a better return. The evaluation of strategic alternatives, including a possible sale, continues for this business.

CERAMIC TILE
In the ceramic tile segment, 1996 results represent the company's share of the after-tax net income of the Dal-Tile business combination reduced by the amortization of the excess of the company's initial investment in Dal-Tile over the underlying equity in net assets. Operating income for 1995 reflects the pre-tax operating income of the ceramic tile operations, primarily the American Olean Tile Company. Dal-Tile took several initiatives during 1996 to integrate the business, including the closure of two plants and numerous sales service centers. Sales growth in 1996 for ceramic tile occurred primarily in the home center and independent distributor channels.

Outlook
Dal-Tile will continue its efforts to integrate the two businesses and enhance operating efficiencies and capacity utilization. Continued growth is expected in the home center channel and independent distributor channel, and planned capacity expansions should provide a platform to improve Dal-Tile's market share. Significant interest expense savings are anticipated from the refinancing of existing debt with proceeds from the initial public offering completed in 1996.

FOURTH QUARTER 1996 COMPARED WITH FOURTH QUARTER 1995

Sales from continuing businesses of $528.6 million were $29.0 million lower than 1995's fourth-quarter sales of $557.6 million which included $59.9 million of ceramic tile sales. Sales for the ceramic tile business combination are not included in the results for 1996 in accordance with the change to equity-based accounting. Sales increased in all segments other than ceramic tile, assisted primarily by growth in the following business units: the commercial and residential floor tile business units, the commercial ceilings business and the European insulation business.

Earnings from continuing businesses were $53.7 million, or $1.28 per share. These results compare with 1995's fourth-quarter loss from continuing businesses of $74.7 million or a loss of $2.09 per share on both a primary and fully diluted basis. Fourth-quarter 1995's results included an after-tax loss of $116.8 million ($2.73 per share on both a primary and fully diluted basis) related to the Dal-Tile business combination.

The increase in earnings from continuing businesses reflects, in addition to the effect of 1995's loss, a lower cost of goods sold of 69.2% when compared with the 70.7% of 1995's fourth quarter. Lower overall raw material costs in 1996 and strategic initiatives to become the industry's best-cost supplier have lowered the company's manufacturing costs.

All segments reported increases in operating income. In the floor coverings segment, operating income was $45.6 million compared with $35.1 million in 1995. Sales increases in residential and commercial floor tile, in addition to a sales increase in residential sheet flooring, were the major contributors to the growth. Fourth-quarter operating income for building products was $21.7 million compared with 1995 fourth-quarter income of $19.8 million. The significant factors driving this increase were sales growth, lower costs from productivity improvements and lower costs of raw materials.

Industry products operating income of $9.9 million increased from $5.7 million in the fourth quarter 1995. Sales volume continues to build in Europe and North America in a turnaround from weaker levels earlier in 1996.

The ceramic tile segment fourth-quarter results, of $4.7 million, represent Armstrong's after-tax share of the net income of the Dal-Tile business combination and the amortization of the excess of the company's investment in Dal-tile over the underlying equity in net assets. Prior year's fourth-quarter results of $2.6 million, excluding the $177.2 million loss due to the ceramic tile business combination, reflect the pre-tx operating income of the ceramic tile operations. This segment continues to experience sales growth through the home centers and independent distributor channels and significant cost savings from the integration of the two businesses.

Armstrong's effective tax rate for continuing businesses in the fourth-quarter 1996 was 31.4%. In fourth quarter 1995, Armstrong had an effective tax benefit for continuing businesses of 40.1%. Removing the tax effects of the loss on the ceramic tile business combination, the effective tax rate would have been 19.9%. This favorable rate included tax benefits related to reductions in foreign and state income tax expense.

In December 1995, the company sold the stock of Thomasville Furniture Industries, Inc. to INTERCO Incorporated. As a result of the sale, an after-tax gain of $83.9 million, or $2.24 per share on primary basis and $1.96 on a fully diluted basis, was recorded. The fourth-quarter 1995 earnings from this discontinued business were $7.6 million, or $0.20 per share on a primary basis and $0.18 on a fully diluted basis.

Fourth-quarter 1996 net earnings were $53.2 million compared with $16.8 million in 1995. Net earnings per share were $1.27 million compared with 1995's $0.35 on a primary basis and $0.34 on a fully diluted basis.

--------------------------------------------------------------------------------
1995 COMPARED WITH 1994
--------------------------------------------------------------------------------

FINANCIAL CONDITION
As shown on the Consolidated Statements of Cash Flows (see page 35), net cash provided by operating activities was sufficient to cover payment of dividends and the investment in plant, property and equipment. The remaining cash, combined with increases in short-term debt, cash proceeds from the exercised stock options and sale of assets, was used to cover the repurchase of shares of the company's common stock for the treasury, the increase in cash and cash equivalents, acquisitions, reduction of long-term debt and purchase of computer software. Acquisitions in 1995 included a gasket materials and specialty paper manufacturing facility in New York and a metal ceilings production plant in England.

In December, the company completed two major transactions. First, the company sold its interests in Thomasville Furniture Industries, Inc., a wholly owned subsidiary, to INTERCO International Inc. The purchase price of $331.2 million included INTERCO's assumption of approximately $8 million of Thomasville debt. An after-tax gain of $83.9 million, or $1.96 per share on a fully diluted basis, was recorded on the sale.

Second, the company entered into a business combination with Dal-Tile International Inc. Armstrong exchanged $27.6 million in cash and the stock of its ceramic tile operations, consisting primarily of American Olean Tile Company, a wholly owned subsidiary, for a 37% ownership of the combined company. The after-tax loss on the transaction was $116.8 million, or $2.73 per share on a fully diluted basis.

During the third quarter 1995, the company sold the champagne cork business in Spain and announced its intention to discuss with potential buyers the possible sale of the textile products operation. The divestiture of the champagne cork business did not have a significant impact on financial results.

These actions showed the company's commitment to focus its efforts in its core businesses and to divest businesses that do not earn in excess of their cost of capital. The company used the net proceeds from these transactions to expand its core businesses internally (with capital expenditures to strengthen the businesses) and externally (with acquisitions to expand their size and scope), and continued with its program of repurchasing shares of common stock.

In November 1994, the Board of Directors authorized the company to repurchase up to 2.5 million shares of its common stock, either in the open market or in negotiated transactions. During 1995, the company repurchased 782,110 shares with a cash outlay of $40.6 million. Since the inception of the program, the company had repurchased 1,052,110 shares with a total cash outlay of $51.1 million as of December 31, 1995.

Working capital was $346.8 million as of December 31, 1995, $37.6 million lower than the $384.4 million recorded at year-end 1994. The reduction in working capital resulted primarily from the $79.6 million net reduction in current assets and liabilities after the change to equity-based accounting for the ceramic tile business combination completed December 29, 1995. Also contributing to the reduction in working capital were higher levels of accrued expenses, primarily as a result of accruals for restructuring actions and higher current installments on long-term debt. The effect of the ceramic tile business combination and higher short-term liabilities was partially offset by the increase in cash resulting from the sale of Thomasville, a decrease in receivables and a decrease in inventories. The majority of the change in receivables was due to the transfer of American Olean Tile receivables to Dal-Tile as a part of the business combination. Although inventories decreased by $33.2 million, without the effects of the business combination, inventories would have increased $30.9 million, primarily due to the building of finished stock for anticipated service level requirements. Included in these increases was approximately $8.0 million due to the translation of foreign currency receivables and inventories to U.S. dollars.

The 1995 year-end ratio of current assets to current liabilities was 1.92 to 1 compared with a ratio of 2.11 to 1 reported in 1994. Excluding the effects of the ceramic tile business combination, the ratio remained unchanged when compared with 1994.

Long-term debt, excluding the company's guarantee of the ESOP loan, was reduced by $48.9 million in 1995. At December 31, 1995, long-term debt of $188.3 million represented 14.9% of total capital compared with 18.9% at the end of 1994. The 1995 and 1994 year-end ratios of total debt (including the company's guarantee of the ESOP loan) as a percent of total capital were 38.5% and 41.4%, respectively.

CONSOLIDATED RESULTS
Net sales of $2.33 billion on a continuing business basis were once again an all-time sales record for any year in the company's history. These results were 4% higher than the $2.23 billion recorded in 1994. The growth was largely due to increased sales in both the global, particularly European, non-residential and U.S. home center market segments. In keeping with one of the company's four key strategies, 1995 saw the introduction of new products. The resilient flooring business announced new floor products, primarily for the residential segment, at its convention in December. Building Products Operations introduced a new high-style, high-performance ceiling line, called Ultima, targeted to the nonresidential segment. New glazed wall and floor tile products were introduced by the ceramic tile operations.

Earnings from continuing businesses before income taxes were $8.2 million, a decrease from the $265.8 million in 1994. The earnings decline was attributable to restructuring charges of $71.8 million and the loss of $177.2 million related to the business combination of Armstrong's ceramic tile operations with Dal-Tile.

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

Cost of goods sold in 1995 was 68.0% of sales, slightly higher than the 66.7% recorded in 1994. This increase largely reflects start-up costs at the new insulation products facility in Mebane, North Carolina, and the impact of an unfavorable sales mix in residential flooring sales in North America. Included in the 1994 cost of goods sold was a one-time gain of $12.2 million reflecting a reduction in the company's estimated health care liability for employees on long-term disability.

Selling, general and administrative (SG&A) costs in 1995 were 1.7% higher than 1994. The increased costs primarily resulted from the translation of foreign currency expenses to U.S. dollars at higher exchange rates. Excluding these adjustments, expenses would have decreased by 1%.

Results for 1995 included restructuring charges of $71.8 million before tax or $46.6 million after tax, or $1.09 per share on a fully diluted basis. In the first quarter of 1995, the company announced plans to close a plant in Braintree, Massachusetts. The before-tax restructuring charge of $15.6 million included costs accrued for the elimination of 223 salaried and hourly employee positions, for the obsolescence of equipment and for other costs to be incurred after operations cease. Cash outlays were about one-third of the total charges with the majority of the cash outlay occurring in early 1996. The plant ceased operations on February 1,1996.

In the third quarter, the company recorded a restructuring charge of $56.2 million before tax or $36.5 million after tax related to the company's ongoing efforts to streamline the organization and enable the businesses to be the best-cost suppliers in their markets. The restructuring charges primarily related to severance and early retirement incentives for approximately 670 employees, half of whom are hourly with the other half salaried. Nearly 40% of the $56.2 million charge was related to the North American resilient flooring business, while another 40% was related to the European Operations, primarily in its industry products and building products segments. The balance was related to corporate and other operating segments. The charges were estimated to be evenly split between cash payments throughout 1996 and noncash charges, primarily to cover retirement-related expenses. It was anticipated that ongoing cost reductions and productivity improvements should permit recovery of these charges in less than two years.

The company's interest expense increased due to higher debt levels during the year and charges related to deferred compensation plans.

Armstrong's effective tax rate for continuing businesses for 1995, excluding the tax benefit on the loss related to the ceramic tile business combination, was 29.7% compared with a 29.6% rate in 1994.

GEOGRAPHIC AREA RESULTS (see page 39)

UNITED STATES
Sales increased slightly while operating income decreased when compared with 1994. Higher sales levels were generated through the national home center and mass merchandiser channels, but were offset by lower levels in the professionally installed resilient flooring segment. Sales price increases occurred in most of the U.S. businesses; however, operating income was impacted by the loss on the ceramic tile business combination, restructuring charges, higher raw material prices and start-up costs of the North Carolina insulation products facility. 1994 operating income included a one-time gain of $14.6 million through the reduction in the company's estimated health care liability for employees on long-term disability.

Export sales of Armstrong products to trade customers increased $6.0 million, or 22.9%, compared with 1994.

EUROPE
During 1995, economic conditions continued to improve and increased demand in Armstrong's end-use markets. For the year, sales increased 15.6%. All the company's European businesses recorded year-to-year sales increases with the building products segment being the most significant. Operating income decreased by nearly 17%, impacted by restructuring charges. Partially offsetting these charges was improved productivity--much of it related to restructuring actions taken in 1993. The results in the European insulation products business continued to be adversely affected by competitive pressure. An organizational effectiveness study was completed in 1995 to align the staff with the global business units and reduce costs.

OTHER FOREIGN
Sales in 1995 increased slightly when compared with 1994, assisted by an increase in building products sales to China. Operating income also increased slightly, but reflected continued competitive pressure and higher expenses needed to expand to China and other Far East markets. The company continued to extend its investments in the Pacific area with the start of construction of a building products manufacturing facility in Shanghai, China, to take advantage of this area's market opportunity.

INDUSTRY SEGMENT RESULTS (see page 3)

FLOOR COVERINGS
The floor coverings segment sales decreased less than 1% from 1994. Higher home center and nonresidential sales volume was offset by lower sales in U.S. professionally installed residential sheet flooring. Operating income decreased 23.5% compared with 1994. Operating income included a restructuring charge of $25.0 million, 90% of which related to elimination of employee positions in North America. Operating income was favorably impacted by expense reductions and higher selling prices, introduced early in 1995, that partially offset higher raw material prices. European sales growth and profitability remained strong in this segment, with both hitting record levels. Capital expenditures in this segment increased by $20.6 million to $77.3 million and were directed toward modernization of equipment, manufacturing capacity and operating efficiencies.

BUILDING PRODUCTS
The announcement in October 1995 that U.S. Building Products Operations was the first building materials manufacturer and marketer to win a Malcolm Baldrige National Quality Award demonstrated Building Products commitment to business excellence. All geographic areas in the building products segment contributed to the 8% sales increase with about one-third of the increase due to the translation of foreign currencies to a weaker U.S. dollar. The European and Pacific areas continued to show the strongest growth. In 1995, sales were assisted by the worldwide introduction of Ultima, a high-performance, high-style ceiling.

Operating income of $92.2 million included a restructuring charge of $6.3 million mainly related to administrative functions in the European operations. Sales growth, primarily in the worldwide commercial markets, higher selling prices and continuing cost reduction efforts were positive factors on operating income. WAVE, the grid system joint venture with Worthington Industries, has been highly successful in both North America and Europe and delivered excellent results. Capital expenditures in this segment, which increased by $17.7 million to $49.2 million, were directed at increasing capacity through productivity improvements.

INDUSTRY PRODUCTS
The industry products segment's sales grew by almost 12%, with the weaker U.S. dollar accounting for two-thirds of the increase. Operating income, which decreased significantly, includes a $31.4 million restructuring charge related to the closing of the Braintree, Massachusetts, plant and elimination of employee positions in Europe. Operating income for insulation products, the largest business in this segment, was essentially flat year-to-year with gains on translations of foreign currencies to U.S. dollars offset by the restructuring charges. Also adversely affecting operating income was the need to meet competitive European pricing and the start-up costs of $6.1 million for the new Mebane, North Carolina, insulation products plant.

In 1995, the Gasket and Specialty Paper Products Operations became the first U.S. producer of soft gasket material to obtain an ISO 9001 registration. Gasket and specialty paper products sales increased from 1994 principally reflecting the acquisition in March of a gasket and specialty paper manufacturing facility in Beaver Falls, New York. However, operating income was negatively impacted by lower automotive and diesel market sales and higher raw material costs. Effective in 1996, this business became a wholly owned subsidiary company, Armstrong Industrial Specialties, Inc. In the third quarter 1995, the company divested the champagne cork business in Spain. The textile products business generated a modest operating loss; however, the loss was lower than the amount recorded in 1994.

CERAMIC TILE
The ceramic tile segment recorded sales increases in both the commercial and residential market segments of the business with the residential segment continuing to reflect the highest growth.

In December 1995, the company entered into a business combination with Dal-Tile International Inc. to strengthen its position in the worldwide market. The before-tax loss from this business combination was $177.2 million.

Excluding this loss, the ceramic tile segment's operating income improved significantly over 1994 aided by new product offerings including glazed floor and wall tile targeted at opening price points.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------


QUARTERLY FINANCIAL INFORMATION
----------------------------------------------------------------------------------------------------


Quarterly financial information (millions except for per-share data)     First     Second     Third       Fourth    Total year
---------------------------------------------------------------------------------------------------------------------------------
1996      Net sales                                                      $501.2     $563.2    $563.4      $258.6      $2,156.4
          Gross profit                                                    156.7      198.4     178.4      163.0          696.5
          Earnings from continuing business                                36.3       30.6      44.2       53.7          164.8
          Net earnings                                                     36.3       30.6      35.8       53.2          155.9
          Per share of common stock:*
               Primary:       Earnings from continuing businesses           0.88       0.73      1.06       1.28           3.97
                              Net earnings                                  0.88       0.73      0.86       1.27           3.76
               Fully diluted: Earnings from continuing businesses           0.81       0.68      1.06       1.28           3.81
                              Net earnings                                  0.81       0.68      0.86       1.27           3.60
          Dividends per share of common stock                               0.36       0.40      0.40       0.40           1.56
          Price range of common stock--high                               64 1/2     61 5/8    65 1/2     75 1/4         75 1/4
          price range of common stock--low                                57 7/8     53 1/2    51 7/8     61 3/4         51 7/8
---------------------------------------------------------------------------------------------------------------------------------
1995      Net sales                                                      $558.8     $596.8    $611.8     $557.6       $2,325.0
          Gross profit                                                    183.1      194.6     203.6      162.6          743.9
          Earnings (loss) from continuing business                         26.5       47.4      14.4      (74.7)          13.6
          Net earnings                                                     34.4       52.7      19.4       16.8          123.3
          Per share of common stock:*
               Primary:       Earnings (loss) from continuing businesses    0.61       1.17      0.29      (2.09)         (0.02)
                              Net earnings                                  0.82       1.31      0.42       0.35           2.90
               Fully diluted: Earnings (loss) from continuing businesses    0.57       1.05      0.28      (2.09)         (0.02)
                              Net earnings                                  0.75       1.18      0.40       0.34           2.67
          Dividends per share of common stock                               0.32       0.36      0.36       0.36           1.40
          Price range of common stock--high                               48 1/2      52       60 1/2     64 1/8         64 1/8
          price range of common stock--low                                38 3/8      43       50 1/4     52 7/8         38 3/8
---------------------------------------------------------------------------------------------------------------------------------

*The sum of the quarterly earnings per-share data does not always equal the total year amounts due to changes in the average shares outstanding and, for fully diluted data, the exclusion of the antidilutive effect in certain quarters.


CONSOLIDATED STATEMENTS OF EARNINGS
-------------------------------------------------------------------------------


Millions except for per-share data                Years ended December 31         1996              1995              1994
==========================================================================================================================
Net sales                                                                     $2,156.4          $2,325.0          $2,226.0
Cost of goods sold                                                             1,459.9           1,581.1           1,483.9
--------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                     696.5             743.9             742.1
Selling, general and administrative expenses                                     413.2             457.0             449.2
Equity (earnings) from affiliates                                                (19.1)             (6.2)             (1.7)
Restructuring charges                                                             46.5              71.8                --
Loss from ceramic tile business combination                                         --             177.2                --
--------------------------------------------------------------------------------------------------------------------------
Operating income                                                                 255.9              44.1             294.6
Interest expense                                                                  22.6              34.0              28.3
Other expense (income), net                                                       (6.9)              1.9               0.5
--------------------------------------------------------------------------------------------------------------------------
Earnings from continuing businesses before income taxes                          240.2               8.2             265.8
Income taxes                                                                      75.4              (5.4)             78.6
--------------------------------------------------------------------------------------------------------------------------
Earnings from continuing businesses                                              164.8              13.6             187.2
--------------------------------------------------------------------------------------------------------------------------
Discontinued business:
   Earnings from operations of Thomasville Furniture Industries, Inc.
      (less income taxes of $13.9 in 1995 and $15.5 in 1994)                        --              25.8              23.2
   Gain on disposal of discontinued business
      (less income taxes of $53.4)                                                  --              83.9                --
--------------------------------------------------------------------------------------------------------------------------
Earnings before extraordinary loss                                               164.8             123.3             210.4
Extraordinary loss, less income taxes of $0.7                                     (8.9)               --                --
--------------------------------------------------------------------------------------------------------------------------

Net earnings                                                                  $  155.9          $  123.3          $  210.4
------------------------------------------------------------------------------============================================

Dividends paid on Series A convertible preferred stock                             8.8              18.8              19.0
Tax benefit on dividends paid on unallocated preferred shares                      2.0               4.5               4.9
--------------------------------------------------------------------------------------------------------------------------
Net earnings applicable to common stock                                       $  149.1          $  109.0          $  196.3
------------------------------------------------------------------------------============================================

Per share of common stock (See note on page 37-51):
   Primary:
      Earnings (loss) from continuing businesses                                $  3.97           $ (0.02)          $  4.60
      Earnings from discontinued business                                            --              0.68              0.62
      Gain on sale of discontinued business                                          --              2.24                --
      Earnings before extraordinary loss                                           3.97              2.90              5.22
      Extraordinary loss                                                          (0.21)               --                --
---------------------------------------------------------------------------------------------------------------------------
      Net earnings                                                              $  3.76          $   2.90           $  5.22
--------------------------------------------------------------------------------===========================================

   Fully diluted:
      Earnings (loss) from continuing businesses                                $  3.81           $ (0.02)          $  4.10
      Earnings from discontinued business                                            --              0.60              0.54
      Gain on sale of discontinued business                                          --              1.96                --
      Earnings before extraordinary loss                                           3.81              2.67              4.64
      Extraordinary loss                                                          (0.21)               --                --
---------------------------------------------------------------------------------------------------------------------------

      Net earnings                                                              $  3.60           $  2.67           $  4.64
--------------------------------------------------------------------------------===========================================

The Notes to Consolidated Financial Statements, pages 37-51, are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


Millions except for numbers of shares and per-share data                  As of December 31         1996              1995
==========================================================================================================================
Assets
Current assets:
   Cash and cash equivalents                                                                     $  65.4          $  256.9
   Accounts and notes receivable
      (less allowance for discounts and losses: 1996--$34.9; 1995--$29.0)                          216.7             217.9
   Inventories                                                                                     205.7             195.5
   Income tax benefits                                                                              49.4              26.9
   Other current assets                                                                             27.3              25.5
--------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                         564.5             722.7
--------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment
   (less accumulated depreciation and amortization: 1996--$974.9; 1995--$975.9)                    964.0             878.2
Insurance for asbestos-related liabilities                                                         141.6             166.0
Investment in affiliates                                                                           204.3             162.1
Other noncurrent assets                                                                            261.2             220.8
--------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                    $2,135.6          $2,149.8
------------------------------------------------------------------------------------------------==========================

Liabilities and shareholders' equity
Current liabilities:
   Short-term debt                                                                                  14.5              22.0
   Current installments of long-term debt                                                           13.7              40.1
   Accounts payable and accrued expenses                                                           273.3             297.4
   Income taxes                                                                                     19.5              16.4
--------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                                    321.0             375.9
--------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                     219.4             188.3
Employee Stock Ownership Plan (ESOP) loan guarantee                                                221.3             234.7
Deferred income taxes                                                                               30.5              16.5
Postretirement and postemployment benefit liabilities                                              247.6             244.5
Asbestos-related liabilities                                                                       141.6             166.0
Other long-term liabilities                                                                        151.9             138.9
Minority interest in subsidiaries                                                                   12.3              10.0
--------------------------------------------------------------------------------------------------------------------------
      Total noncurrent liabilities                                                               1,024.6             998.9
--------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
   Class A preferred stock. Authorized 20 million shares;
      issued 5,654,450 shares of Series A convertible preferred stock;
      outstanding: 1996--0 shares; 1995--5,421,998 shares;
      cumulative retired: 1996--5,654,450 shares; 1995--232,452 shares                                --             258.9
   Common stock, $1 par value per share.
      Authorized 200 million shares; issued 51,878,910 shares                                       51.9              51.9
   Capital in excess of par value                                                                  162.1              49.3
   Reduction for ESOP loan guarantee                                                              (217.4)           (225.1)
   Retained earnings                                                                             1,222.6           1,133.8
   Foreign currency translation                                                                     17.3              18.0
--------------------------------------------------------------------------------------------------------------------------
                                                                                                 1,236.5           1,286.8
--------------------------------------------------------------------------------------------------------------------------
   Less common stock in treasury, at cost:
      1996--10,714,572 shares; 1995--15,014,098 shares                                             446.5             511.8
--------------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                                   790.0             775.0
--------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                                      $2,135.6          $2,149.8
------------------------------------------------------------------------------------------------==========================

The Notes to Consolidated Financial Statements, pages 37-51, are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


Millions                                             Years ended December 31      1996              1995              1994
==========================================================================================================================
Cash flows from operating activities:
   Net earnings                                                                $ 155.9           $ 123.3           $ 210.4
   Adjustments to reconcile net earnings to net cash
            provided by operating activities:
      Depreciation and amortization excluding furniture                          123.7             123.1             120.7
      Depreciation and amortization for furniture                                   --              13.0              12.7
      Deferred income taxes                                                       11.2              (8.7)             14.6
      Equity change in affiliates                                                (18.2)             (6.3)             (0.9)
      Gain on sale of discontinued businesses                                       --             (83.9)               --
      Loss on ceramic tile business combination net of taxes                        --             116.8                --
      Loss from restructuring activities                                          46.5              71.8                --
      Restructuring payments                                                     (37.4)            (18.3)            (20.2)
      (Increase) decrease in net assets of discontinued business                    --               2.3              (4.4)
   Extraordinary loss                                                              8.9                --                --
   Changes in operating assets and liabilities net of
            effect of discontinued business, restructuring and dispositions:
      (Increase) decrease in receivables                                           3.6               6.9             (18.8)
      (Increase) in inventories                                                  (11.5)            (34.3)             (6.8)
      (Increase) decrease in other current assets                                (22.8)              9.8              (3.6)
      (Increase) in other noncurrent assets                                      (57.4)            (23.4)            (18.9)
      Increase (decrease) in accounts payable and accrued expenses                (3.2)            (37.0)             32.1
      Increase (decrease) in income taxes payable                                  2.5              (8.2)            (10.1)
      Increase (decrease) in other long-term liabilities                          15.2              20.0              (5.3)
   Other, net                                                                      3.9               3.1               3.7
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                        220.9             270.0             305.2
--------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchases of property, plant and equipment excluding furniture               (220.7)           (171.8)           (134.2)
   Purchases of property, plant and equipment for furniture                         --             (14.3)            (14.1)
   Investment in computer software                                                (7.3)            (10.9)             (4.3)
   Proceeds from sale of land, facilities and discontinued businesses              3.6             342.6              12.8
   Acquisitions                                                                     --             (20.7)               --
   Investment in affiliates                                                      (15.4)            (27.6)               --
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities                            (239.8)             97.3            (139.8)
--------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Increase (decrease) in short-term debt                                         (7.1)              3.2             (89.6)
   Issuance of long-term debt                                                     40.8                --                --
   Reduction of long-term debt                                                   (40.0)            (20.1)             (5.7)
   Cash dividends paid                                                           (70.1)            (70.8)            (66.2)
   Purchase of common stock for the treasury                                     (79.6)            (41.3)            (10.6)
   Preferred stock redemption                                                    (21.4)             (2.9)             --
   Proceeds from exercised stock options                                           6.2               7.0               8.4
   Other, net                                                                     (0.6)              2.3              (0.8)
--------------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                          (171.8)           (122.6)           (164.5)
--------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                      (0.8)              0.2               2.0
--------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                          $ (191.5)          $ 244.9            $  2.9
------------------------------------------------------------------------------============================================
Cash and cash equivalents at beginning of year                                $  256.9           $  12.0            $  9.1
------------------------------------------------------------------------------============================================
Cash and cash equivalents at end of year                                      $   65.4           $ 256.9            $ 12.0
------------------------------------------------------------------------------============================================

Supplemental cash flow information

Interest paid                                                                 $   20.7           $  29.6            $ 31.9
Income taxes paid                                                             $   65.5           $  76.9            $ 62.0
------------------------------------------------------------------------------============================================

The Notes to Consolidated Financial Statements, pages 37-51, are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------


Millions except for per-share data                   Years ended December 31      1996              1995              1994
==========================================================================================================================
Series A convertible preferred stock:
Balance at beginning of year                                                  $  258.9          $  261.6          $  263.9
Conversion of preferred stock to common                                         (241.5)               --                --
Shares retired                                                                   (17.4)             (2.7)             (2.3)
--------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                        $     --          $  258.9          $  261.6
--------------------------------------------------------------------------------------------------------------------------

Common stock, $1 par value:
Balance at beginning and end of year                                          $   51.9          $   51.9          $   51.9
--------------------------------------------------------------------------------------------------------------------------

Capital in excess of par value:
Balance at beginning of year                                                  $   49.3          $   39.3          $   29.7
Gain in investment in affiliates                                                  14.5                --                --
Minimum pension liability adjustments                                             (7.4)               --                --
Conversion of preferred stock to common                                          102.4                --                --
Stock issuances                                                                    3.3              10.0               9.6
--------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                        $  162.1          $   49.3          $   39.3
--------------------------------------------------------------------------------------------------------------------------
Reduction for ESOP loan guarantee:
Balance at beginning of year                                                  $ (225.1)         $ (233.9)         $ (241.8)
Principal paid                                                                    13.4              10.7               8.4
Loans to ESOP                                                                     (4.2)               --                --
Accrued compensation                                                              (1.5)             (1.9)             (0.5)
--------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                        $ (217.4)         $ (225.1)         $ (233.9)
--------------------------------------------------------------------------------------------------------------------------
Retained earnings:
Balance at beginning of year                                                  $1,133.8          $1,076.8          $  927.7
Net earnings for year                                                            155.9             123.3             210.4
Tax benefit on dividends paid on unallocated common shares                         1.0                --                --
Tax benefit on dividends paid on unallocated preferred shares                      2.0               4.5               4.9
--------------------------------------------------------------------------------------------------------------------------
   Total                                                                      $1,292.7          $1,204.6          $1,143.0
--------------------------------------------------------------------------------------------------------------------------
Less dividends:
   Preferred stock
      $3.462 per share                                                        $    8.9          $   18.8          $   19.0
   Common stock
      $1.56 per share in 1996;                                                    61.2
      $1.40 per share in 1995;                                                                      52.0
      $1.26 per share in 1994;                                                                                        47.2
--------------------------------------------------------------------------------------------------------------------------
   Total dividends                                                            $   70.1          $   70.8          $   66.2
--------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                        $1,222.6          $1,133.8          $1,076.8
--------------------------------------------------------------------------------------------------------------------------
Foreign currency translation:
Balance at beginning of year                                                  $   18.0          $    8.3          $   (3.4)
Translation adjustments and hedging activities                                    (4.4)             10.9              11.7
Allocated income taxes                                                             3.7              (1.2)               --
--------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                        $   17.3          $   18.0          $    8.3
--------------------------------------------------------------------------------------------------------------------------
Less treasury stock at cost:
Balance at beginning of year                                                  $  511.8          $  468.9          $  458.5
Stock purchases                                                                   81.5              41.3              10.6
Conversion of preferred stock to common                                         (139.1)               --                --
Stock issuance activity, net                                                      (7.7)              1.6              (0.2)
--------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                        $  446.5          $  511.8          $  468.9
--------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                    $  790.0          $  775.0          $  735.1
==========================================================================================================================

The Notes to Consolidated Financial Statements, pages 37-51, are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

The 1995 and 1994 consolidated financial statements have been restated from the 1995 annual report to include the historical results of the ceramic tile operations on an operating or consolidated line item basis rather than under the equity method.

Use of Estimates. These financial statements are prepared in accordance with
----------------
generally accepted accounting principles and include management estimates and judgments, where appropriate. Actual results may differ from these estimates.

Consolidation Policy. The consolidated financial statements and accompanying
--------------------
data in this report include the accounts of the parent Armstrong World Industries, Inc., and its domestic and foreign subsidiaries. All significant intercompany transactions have been eliminated from the consolidated statements.

Earnings per Common Share. In the third quarter, the employee stock ownership
-------------------------
plan (ESOP) and retirement savings plan were merged resulting in the conversion of convertible preferred shares into common stock. Primary earnings per share for "Earnings from continuing businesses" and for "Net earnings" in 1996 are determined by dividing the earnings, after deducting preferred dividends (net of tax benefits on unallocated shares), by the average number of common shares outstanding, including the converted shares from the conversion date forward. Fully diluted earnings per share for 1996 include the shares of common stock outstanding and the adjustments to common shares and earnings required to portray the convertible preferred shares on an "if converted" basis prior to conversion. The earnings per share calculation for 1996 reflects different levels of shares for primary and fully diluted calculations since the converted shares are only included in the weighted average common shares outstanding from the conversion date forward.

Advertising Costs. The company's practice is to expense the costs of advertising
-----------------
as they are incurred.

Postretirement Benefits. The company has plans that provide for medical and life
-----------------------
insurance benefits to certain eligible employees when they retire from active service. Generally, the company's practice is to fund the actuarially determined current service costs and the amounts necessary to amortize prior service obligations over periods ranging up to 30 years, but not in excess of the full funding limitations.

Taxes. Deferred tax assets and liabilities are recognized using enacted tax
-----
rates for expected future tax consequences of events recognized in the financial statements or tax returns. The tax benefit for dividends paid on unallocated shares of stock held by the ESOP was recognized in shareholders' equity.

Cash and Cash Equivalents. Short-term investments, substantially all of which
-------------------------
have maturities of three months or less when purchased, are considered to be cash equivalents and are carried at cost or less, generally approximating market value.

Inventories. Inventories are valued at the lower of cost or market.
-----------
Approximately 57% of 1996's inventories are valued using the last in, first out
(LIFO) method. Other inventories are generally determined on a first in, first out (FIFO) method.

Long-Lived Assets. Property, plant and equipment values are stated at
-----------------
acquisition cost, with accumulated depreciation and amortization deducted to arrive at net book value. Depreciation charges for financial reporting purposes are determined generally on the straight-line basis at rates calculated to provide for the retirement of assets at the end of their useful lives. Accelerated depreciation is generally used for tax purposes. When assets are disposed of or retired, their costs and related depreciation are removed from the books, and any resulting gains or losses are reflected in "Selling, general and administrative expenses."

Costs of the construction of certain long-term assets include capitalized interest which is amortized over the estimated useful life of the related asset.

Effective January 1, 1996, the company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that impairment losses be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The adoption of this standard did not have a material impact on the company's operating results, cash flows or financial position.

Goodwill and Other Intangibles. Goodwill and other intangibles are amortized on
------------------------------
a straight-line basis over periods up to 31 years. On a periodic basis, the company estimates the future undiscounted cash flows of the businesses to which goodwill relates in order to ensure that the carrying value of goodwill has not been impaired.

Financial Instruments. The company uses financial instruments to diversify or
---------------------
offset the effect of currency and interest rate variability.

The company may enter into foreign currency forward contracts and options to offset the effect of exchange rate changes on cash flow exposures denominated in foreign currencies. The exposures include firm commitments and anticipated events encompassing sales, royalties, service fees, dividends and intercompany loans.

Realized and unrealized gains and losses on contracts are marked to market and recognized in the consolidated statements of earnings. Unrealized gains and losses on foreign currency options (which consist primarily of purchased options that are designated as effective hedges) as well as option premium expense are deferred and included in the statements of earnings as part of the underlying transactions. Realized and unrealized gains and losses on foreign currency contracts used to hedge intercompany transactions having the character of long-term investments are included in the foreign currency translation component of shareholders' equity.

The company may enter into interest rate swap agreements to alter the interest rate risk profile of outstanding debt, thus altering the company's exposure to changes in interest rates. In these swaps, the company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to a notional principal amount. Any differences paid or received on interest rate swap agreements are recognized as adjustments to interest rate expense over the life of the swap.

The company continuously monitors developments in the capital markets and only enters into currency and swap transactions with established counterparties having investment-grade ratings. The exposure to individual counterparties is limited, and thus the company considers the risk of counterparty default to be negligible.

Stock Compensation. On January 1, 1996, the company adopted SFAS No. 123,
------------------
"Accounting for Stock-Based Compensation," which permits entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied.

--------------------------------------------------------------------------------
NATURE OF OPERATIONS
--------------------------------------------------------------------------------


INDUSTRY SEGMENTS
-------------------------------------------------------------------------
at December 31 (millions)                     1996       1995        1994
-------------------------------------------------------------------------
Net trade sales:
  Floor coverings                         $1,091.8   $1,053.9    $1,063.5
  Building products                          718.4      682.2       630.0
  Industry products                          346.2      348.8       312.2
  Ceramic tile                                --        240.1       220.3
-------------------------------------------------------------------------
Total net sales                           $2,156.4   $2,325.0    $2,226.0
------------------------------------------===============================
Operating income (loss): (Note 1)
  Floor coverings                         $  146.9   $  145.0    $  189.6
  Building products                           95.1       92.2        86.8
  Industry products                           40.1        9.3        41.2
  Ceramic tile (Note 2)                        9.9     (168.4)        0.8
  Unallocated corporate expense              (36.1)     (34.0)      (23.8)
-------------------------------------------------------------------------
Total operating income                    $  255.9   $   44.1    $  294.6
------------------------------------------===============================
Depreciation and amortization:
  Floor coverings                          $  53.9    $  47.9     $  49.2
  Building products                           37.0       36.8        34.5
  Industry products                           19.1       19.3        17.6
  Ceramic tile                                 4.3       13.5        13.8
  Corporate                                    9.4        5.6         5.6
-------------------------------------------------------------------------
Total depreciation
  and amortization                        $  123.7   $  123.1    $  120.7
------------------------------------------===============================
Capital additions: (Note 3)
  Floor coverings                         $  117.7    $  77.3     $  56.7
  Building products                           67.7       49.2        31.5
  Industry products                           22.5       45.0        22.6
  Ceramic tile                                --          9.6        20.4
  Corporate                                   12.8        6.3         3.0
-------------------------------------------------------------------------
Total capital additions                   $  220.7   $  187.4    $  134.2
------------------------------------------===============================
Identifiable assets:
  Floor coverings                         $  687.9   $  583.2    $  575.7
  Building products                          541.1      513.5       478.1
  Industry products                          272.8      301.8       234.8
  Ceramic tile                               168.7      135.8       290.1
  Discontinued business                       --         --         182.1
  Corporate                                  465.1      615.5       398.2
-------------------------------------------------------------------------
Total assets                              $2,135.6   $2,149.8    $2,159.0
------------------------------------------===============================

Note 1:
-------------------------------------------------------------------------
Restructuring charges in
operating income (millions)                   1996       1995        1994
-------------------------------------------------------------------------
  Floor coverings                            $14.5      $25.0          --
  Building products                            8.3        6.3          --
  Industry products                            4.0       31.4          --
  Ceramic tile                                  --         --          --
  Unallocated corporate expense               19.7        9.1          --
-------------------------------------------------------------------------
Total restructuring charges
  in operating income                        $46.5      $71.8          --
---------------------------------------------============================

Note 2: 1995 operating income includes a $177.2 million loss due to the ceramic tile business combination. See "Equity Earnings From Affiliates" on page 36.

Note 3: 1995 capital additions for industry segments include property, plant and equipment from acquisitions of $15.6 million.

The floor coverings segment includes resilient flooring, adhesives, installation and maintenance materials and accessories sold to U.S. commercial and residential segments through wholesalers, retailers and contractors. The Corporate Retail Accounts division provides marketing services and sales to home centers, which have become an important part of the company's business. To improve logistical cost-effectiveness, 14 independent regional distribution centers are being established to service these customers (five of the centers were in place by the end of 1996). To reduce interchannel conflict, segmented resilient flooring products were introduced to allow exclusive sales in these different markets. Raw materials, especially plasticizers and resins, are a significant cost of resilient flooring products. The company has no influence on the worldwide market of these materials and is subject to cost changes.

The building products segment manufactures both residential and architectural ceiling systems. Grid products, manufactured through the joint venture with Worthington Industries (WAVE), have become a more important part of this business worldwide. Earnings from this joint venture are included in this segment's operating income. The major sales activity in this segment is in architectural ceiling systems for commercial and institutional structures which are sold to contractors and resale distributors worldwide, with European sales having a significant impact. Ceiling systems for the residential home segment are sold through wholesalers and retailers, mainly in the United States. Through a joint venture with a Chinese partner, production began in late 1996 in Shanghai to manufacture ceilings and suspension systems for the Pacific area.

The industry products segment makes a variety of specialty products for the building, automotive, textile and other industries worldwide. The majority of sales in this segment are flexible pipe insulation used in construction and in original equipment manufacturing. These sales are primarily in Europe, with Germany having the largest concentration due to its regulatory requirements. The major product costs for insulation are raw materials and labor. Strong competition exists in insulation since there are minimal barriers to entry into this market. Gasket materials are sold for new and replacement use in the automotive, construction and farm equipment, appliance, small engine and compressor industries. The automotive and diesel build rates are the most sensitive market drivers for these products. Other products in the industry products segment are textile mill supplies, including cots and aprons sold to equipment manufacturers and textile mills. In 1995, the company announced its intentions to discuss with potential buyers the possible sale of the textile products operation.

The ceramic tile products segment includes ceramic tile sold through home centers, company-owned sales service centers and independent distributors. Ceramic tile products face significant competition from foreign suppliers. Starting in 1996, this segment's results are reported as "Equity Earnings from Affiliates" (see page 39) and are included in operating income.

GEOGRAPHIC AREAS


------------------------------------------------------------------------
at December 31 (millions)                    1996       1995        1994
------------------------------------------------------------------------
Net trade sales:
  United States                          $1,419.2   $1,586.4    $1,564.0
  Europe                                    548.4      558.7       483.4
  Other foreign                             188.8      179.9       178.6
------------------------------------------------------------------------
Interarea transfers:
  United States                             105.0      101.1        95.0
  Europe                                     13.2       13.8         8.7
  Other foreign                              30.4       32.1        26.1
  Eliminations                             (148.6)    (147.0)     (129.8)
------------------------------------------------------------------------
Total net sales                          $2,156.4   $2,325.0    $2,226.0
-----------------------------------------===============================
Operating income:
  United States                          $  202.7     $  7.7    $  235.5
    (See Note 2 on page 35)
  Europe                                     79.3       62.6        75.3
  Other foreign                              10.0        7.8         7.6
  Unallocated corporate expense             (36.1)     (34.0)      (23.8)
------------------------------------------------------------------------
Total operating income                   $  255.9    $  44.1    $  294.6
-----------------------------------------===============================
Identifiable assets:
  United States                          $1,180.1   $1,044.5    $1,130.1
  Europe                                    383.7      406.7       376.5
  Other foreign                             107.3       83.4        72.6
  Discontinued business                        --         --       182.1
  Corporate                                 465.1      615.5       398.2
  Eliminations                               (0.6)      (0.3)       (0.5)
------------------------------------------------------------------------
Total assets                             $2,135.6   $2,149.8    $2,159.0
-----------------------------------------===============================

United States net trade sales include export sales to non-affiliated customers of $34.0 million in 1996, $32.1 million in 1995 and $26.1 million in 1994. Also included in United States net trade sales were ceramic tile operations sales of $240.1 million and $220.3 million in 1995 and 1994, respectively.

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

--------------------------------------------------------------------------------
OPERATING STATEMENT ITEMS
--------------------------------------------------------------------------------

NET SALES

Net sales in 1996 totaled $2,156.4 million, 7.2% below the 1995 total of $2,325.0 million and 3.1% below the 1994 total of $2,226.0 million. Sales are not reported in 1996 for the ceramic tile segment in which Armstrong has a minority interest. Prior to 1996, ceramic tile segment sales were consolidated with total company results. Ceramic tile net sales for 1995 and 1994 were $240.1 million and $220.3 million, respectively.

EARNINGS FROM CONTINUING BUSINESSES

Earnings from continuing businesses were $164.8 million in 1996 compared with $13.6 million in 1995 and $187.2 million in 1994. 1995 earnings included the $116.8 million after-tax loss for the ceramic tile business combination mentioned above. Included in the earnings for 1996 and 1995 were after-tax restructuring charges of $29.6 million and $46.6 million, respectively.

DISCONTINUED OPERATIONS

On December 29, 1995, the company sold the stock of its furniture subsidiary, Thomasville Furniture Industries, Inc., to INTERCO Incorporated for $331.2 million in cash. INTERCO also assumed $8.0 million of Thomasville's interest-bearing debt. The company recorded a gain on the sale of $83.9 million after tax. Certain liabilities related to terminated benefit plans of approximately $11.3 million were retained by the company. Thomasville and its subsidiaries recorded sales of approximately $550.2 million in 1995 and $526.8 million in 1994.

NET EARNINGS

Net earnings were $155.9 million for 1996 compared with $123.3 million and $210.4 million in 1995 and 1994, respectively.

EQUITY EARNINGS FROM AFFILIATES

Equity earnings from affiliates for 1996 were primarily comprised of the company's after-tax share of the net income of the Dal-Tile International Inc. business combination and the amortization of the excess of the company's investment in Dal-Tile over the underlying equity in net assets, and the 50% interest in the WAVE joint venture with Worthington Industries. Results in 1995 and 1994 reflect only the 50% interest in the WAVE joint venture.

In 1995, the company entered into a business combination with Dal-Tile International Inc. The transaction was accounted for at fair value and involved the exchange of $27.6 million in cash and the stock of the ceramic tile operations, consisting primarily of American Olean Tile Company, a wholly owned subsidiary, for ownership of 37% of the shares of Dal-Tile. The company's investment in Dal-Tile exceeded the underlying equity in net assets by $123.9 million which will be amortized over a period of 30 years. The after-tax loss on the transaction was $116.8 million.

In August 1996, Dal-Tile issued new shares in a public offering decreasing the company's ownership share from 37% to 33%.

Armstrong's ownership of the combined Dal-Tile is accounted for under the equity method. The summarized historical financial information for ceramic tile operations is presented below.


-------------------------------------------------------------
(millions)                                   1995        1994
-------------------------------------------------------------
Net sales                                  $240.1      $220.3
Operating income/(1)/                         8.8         0.8
Assets/(2)/                                 269.8       290.1
Liabilities/(2)/                             17.3        19.6
-------------------------------------------------------------

Note 1: Excludes 1995 loss of $177.2 million due to ceramic tile business combination.

Note 2: 1995 balances were as of December 29, 1995, immediately prior to the ceramic tile business combination.

RESTRUCTURING CHARGES

Restructuring charges amounted to $46.5 million in 1996 and $71.8 million in 1995.

The second-quarter 1996 restructuring charge related primarily to the reorganization of corporate and business unit staff positions; realignment and consolidation of the Armstrong and W.W. Henry installation products businesses; restructuring of production processes in the Munster, Germany, ceilings facility; early retirement opportunities for employees in the Fulton, New York, gasket and specialty paper products facility; and write-down of assets. These actions affected approximately 500 employees, about two-thirds of whom were in staff positions. The charges were estimated to be evenly split between cash payments and noncash charges. The majority of the cash outflow was expected to occur within the following 12 months. It was anticipated that ongoing cost reductions and productivity improvements should permit recovery of these charges in less than two years. The 1995 restructuring charges related primarily to the closure of a plant in Braintree, Massachusetts, and for severance of 670 employees in the North American flooring business and the European industry products and building products businesses.

Actual severance payments charged against restructuring reserves were $32.1 million in 1996 relating to the elimination of 724 positions, of which 323 terminations occurred since the beginning of 1996. As of December 31, 1996, $50.3 million of reserves remained for restructuring actions.


DEPRECIATION AND AMORTIZATION


-------------------------------------------------------------
(millions)                        1996       1995        1994
-------------------------------------------------------------
Depreciation                    $108.6     $114.9      $113.0
Amortization                      15.1        8.2         7.7
-------------------------------------------------------------
Total                           $123.7     $123.1      $120.7
--------------------------------=============================

The increase in amortization of intangible assets relates principally to the amortization of $4.1 million of the excess of the company's 1995 investment in the ceramic tile business combination over its underlying equity in net assets.

SELECTED OPERATING EXPENSES


-------------------------------------------------------------
(millions)                        1996       1995        1994
-------------------------------------------------------------
Maintenance and repair costs    $105.3     $120.2      $117.5
Research and development costs    59.3       57.9        53.1
Advertising costs                 18.4       25.5        29.6
-------------------------------------------------------------


OTHER EXPENSE (INCOME), NET
-------------------------------------------------------------
(millions)                        1996       1995        1994
-------------------------------------------------------------
Interest and dividend income     $(6.5)     $(3.3)      $(3.7)
Foreign exchange, net loss         1.2        2.6         2.6
Postretirement liability
  transition obligation             --        1.6          --
Environmental recoveries
  discontinued businesses         (2.8)        --          --
Minority interest                  0.3        0.6         1.8
Other                              0.9        0.4        (0.2)
-------------------------------------------------------------
Total                            $(6.9)     $ 1.9       $ 0.5
-------------------------------------------------------------

EMPLOYEE COMPENSATION

Employee compensation and the average number of employees are presented in the table below. Restructuring charges for severance costs and early retirement incentives have been excluded.


-------------------------------------------------------------
Employee compensation
cost summary (millions)           1996       1995        1994
-------------------------------------------------------------
Wages and salaries              $509.7     $589.2      $585.9
Payroll taxes                     51.5       61.7        54.8
Pension credits                  (16.1)     (12.1)      (13.3)
Insurance and other benefit costs 50.7       58.7        46.3
Stock-based compensation           5.8        0.8         0.1
-------------------------------------------------------------
Total                           $601.6     $698.3      $673.8
--------------------------------=============================
Average number of employees     10,572     13,433      13,784
-------------------------------------------------------------

PENSION COSTS

The company and a number of its subsidiaries have pension plans covering substantially all employees. Benefits from the principal plan are based on the employee's compensation and years of service.

The company also had defined-contribution pension plans for eligible employees at certain of its U.S. subsidiaries, such as the Employee Stock Ownership Plan
(ESOP) described on page 42.

Funding requirements, in accordance with provisions of the Internal Revenue Code, are determined independently of expense using an expected long-term rate of return on assets of 8.67%. The company's principal plan was subject to the full funding limitation in 1996, 1995 and 1994, and the company made no contribution to that plan in any of those years.

The total pension cost or credit from all plans is presented in the table below.


-------------------------------------------------------------
Total pension
(credit) cost (millions)          1996       1995        1994
-------------------------------------------------------------
U.S. defined-benefit plans:
  Net pension credit            $(39.9)    $(26.5)     $(29.1)
  Early retirement incentives     10.1       28.7          --
  Net curtailment gain              --       (1.2)         --
Defined contribution plans         9.9        4.2         4.3
Net pension cost of non-U.S.
  defined-benefit plans            8.5        8.1         8.6
Other funded and unfunded
  pension costs                    5.4        3.3         2.9
-------------------------------------------------------------
Total pension (credit) cost     $ (6.0)    $ 16.6      $(13.3)
--------------------------------=============================

In 1995, the company recognized a $1.6 million curtailment gain from the sale of furniture and a $0.4 million curtailment loss from the ceramic tile business combination.

The net credit for U.S. defined-benefit pension plans was determined using the assumptions presented in the table below.


--------------------------------------------------------------
Net credit for U.S. defined-benefit
pension plans (millions)           1996       1995        1994
--------------------------------------------------------------
Assumptions:
  Discount rate                    7.00%      8.00%       7.00%
  Rate of increase in future
    compensation levels            4.25%      5.25%       4.75%
  Expected long-term rate of
    return on assets               8.75%      8.75%       8.25%
--------------------------------------------------------------
Actual (return) loss on assets  $(124.2)   $(406.7)    $  93.6
Less amount deferred               10.4      313.0      (182.5)
--------------------------------------------------------------
Expected return on assets       $(113.8)    $(93.7)     $(88.9)
Net amortization and other         (9.4)      (9.3)       (9.5)
Service cost--benefits earned
  during the year                  17.2       16.7        17.9
Interest on the projected benefit
  obligation                       66.1       59.8        51.4
--------------------------------------------------------------
Net pension credit              $ (39.9)   $ (26.5)    $ (29.1)
--------------------------------------------------------------

The funded status of the company's U.S. defined-benefit pension plans at the end of 1996 and 1995 is presented in the following table.


---------------------------------------------------------------------
Funded status of U.S. defined-benefit
pension plans (millions)                             1996        1995
---------------------------------------------------------------------
Assumptions:
  Discount rate                                      7.25%       7.00%
  Compensation rate                                  4.50%       4.25%
---------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Vested benefit obligation                     $  (824.4)   $ (726.7)
---------------------------------------------------------------------
  Accumulated benefit obligation                $  (899.4)   $ (802.4)
---------------------------------------------------------------------
  Projected benefit obligation for
    services rendered to date                   $  (981.2)   $ (901.2)
Plan assets at fair value                       $ 1,501.9    $1,446.6
Plan assets in excess of projected
  benefit obligation                            $   520.7      $545.4
Unrecognized transition asset                       (33.9)      (40.3)
Unrecognized prior service cost                      99.9        81.8
Unrecognized net gain--experience
  different from assumptions                       (462.6)     (491.8)
Provision for restructuring charges                  (9.1)       (9.9)
---------------------------------------------------------------------
Prepaid pension cost                            $   115.0     $  85.2
------------------------------------------------=====================

The plan assets, stated at estimated fair value as of December 31, are primarily listed stocks and bonds.

The company has pension plans covering employees in a number of foreign countries that utilize assumptions that are consistent with, but not identical to, those of the U.S. plans.


-------------------------------------------------------------
Net cost for non-U.S. defined-benefit
pension plans (millions)          1996       1995        1994
-------------------------------------------------------------
Actual (return) loss on assets   $(8.4)    $(11.2)      $ 1.8
Less amount deferred               2.5        5.9        (6.1)
-------------------------------------------------------------
Expected return on assets        $(5.9)     $(5.3)      $(4.3)
Net amortization and other         0.5        0.4         0.6
Service cost--benefits earned
  during the year                  5.3        4.9         5.2
Interest on the projected benefit
  obligation                       8.6        8.1         7.1
-------------------------------------------------------------
Net pension cost                 $ 8.5     $  8.1       $ 8.6
---------------------------------============================

The funded status of the non-U.S. defined-benefit pension plans at the end of 1996 and 1995 is presented in the following table.


-------------------------------------------------------------------
Funded status of non-U.S. defined-benefit
pension plans (millions)                           1996        1995
-------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Vested benefit obligation                     $(112.8)    $(103.0)
-------------------------------------------------------------------
  Accumulated benefit obligation                $(117.2)    $(107.6)
-------------------------------------------------------------------
  Projected benefit obligation for services
    rendered to date                            $(125.5)    $(115.8)
-------------------------------------------------------------------
Plan assets at fair value                          84.5        71.4
-------------------------------------------------------------------
Projected benefit obligation greater than
  plan assets                                   $ (41.0)     $(44.4)
Unrecognized transition obligation                  2.4         3.3
Unrecognized prior service cost                     5.1         3.4
Unrecognized net gain--experience
  different from assumptions                      (16.9)      (13.4)
Adjustment required to recognize
  minimum liability                                (0.6)       (0.4)
-------------------------------------------------------------------
Accrued pension cost                            $ (51.0)    $ (51.5)
------------------------------------------------===================

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
AND POSTEMPLOYMENT BENEFITS

The company has postretirement benefit plans that provide for medical and life insurance benefits to certain eligible employees, worldwide, when they retire from active service. The company funds these benefit costs primarily on a pay-as-you-go basis, with the retiree paying a portion of the cost for health care benefits through deductibles and contributions.

The company announced in 1989 and 1990 a 15-year phaseout of its cost of health care benefits for certain future retirees. These future retirees include parent company nonunion employees and some union employees. Shares of ESOP common stock are scheduled to be allocated to these employees, based on employee age and years to expected retirement, to help offset future postretirement medical costs. In addition, they may enroll in a voluntary portion of the ESOP to purchase additional shares.

The postretirement benefit costs were determined using the assumptions presented in the table below.


---------------------------------------------------------------------
Periodic postretirement
benefit costs (millions)                  1996       1995        1994
---------------------------------------------------------------------
Assumptions:
  Discount rate                           7.00%      8.25%       7.75%
  Rate of increase in future
    compensation levels                   4.25%      5.25%       4.75%
---------------------------------------------------------------------
Service cost of benefits earned
  during the year                        $ 3.7      $ 2.8       $ 3.0
Interest cost on accumulated
  postretirement benefit obligation       17.0       17.1        16.5
Net amortization and other                 0.5       (0.8)       (0.8)
Periodic postretirement benefit cost     $21.2      $19.1       $18.7
-----------------------------------------============================

The status of the company's postretirement benefit plans at the end of 1996 and 1995 is presented in the following table.

---------------------------------------------------------------------------
Status of postretirement
benefit plans (millions)                              1996          1995
---------------------------------------------------------------------------
Assumptions:
   Discount rate                                      7.25%         7.00%
   Compensation rate                                  4.50%         4.25%
---------------------------------------------------------------------------
Accumulated postretirement
      benefit obligation (APBO):
   Retirees                                          $164.9        $161.5
   Fully eligible active plan participants             14.7          17.2
   Other active plan participants                      67.5          67.9
---------------------------------------------------------------------------
Total APBO                                           $247.1        $246.6
---------------------------------------------------------------------------
Unrecognized prior service credit                       7.8           7.3
Unrecognized net loss                                 (37.9)        (40.7)
---------------------------------------------------------------------------
Accrued postretirement benefit cost                  $217.0        $213.2
-----------------------------------------------------======================

The assumed health care cost trend rate used to measure the APBO was 11% in 1995, decreasing 1% per year to an ultimate rate of 6% by the year 2000. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, if the health care cost trend rate assumptions were increased by 1%, the APBO as of December 31, 1996, would be increased by $23.6 million. The effect of this change on the total of service and interest costs for 1996 would be an increase of $2.4 million.

The company provides certain postemployment benefits to former or inactive employees and their dependents during the period following employment but before retirement.

Postemployment benefit expense totaled $3.1 million in 1996, which included a $2.9 million credit resulting from favorable actuarial experience with regard to assumed plan retirement and mortality rates. In 1995, the company recorded a postemployment benefit expense of $3.2 million, which included a $4.1 million credit from the transfer of the payment responsibility for certain disability benefits to the company's defined-benefit pension plan. In 1994, the company recorded a postemployment benefit credit of $12.2 million, which included a $14.6 million gain related to the qualification in 1994 of long-term disabled employees for primary medical coverage under Medicare.

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)
In 1989, Armstrong established an Employee Stock Ownership Plan (ESOP) that borrowed $270 million from banks and insurance companies, repayable over 15 years and guaranteed by the company. The ESOP used the proceeds to purchase 5,654,450 shares of a new series of convertible preferred stock issued by the company. In 1996, the ESOP was merged with the Retirement Savings Plan to form the new Retirement Savings and Stock Ownership Plan (RSSOP).

On July 31, 1996, the trustee of the ESOP converted the preferred stock held by the trust into approximately 5.1 million shares of common stock at a one-for-one ratio. In December 1996, the trustee borrowed $4.2 million at 5.9% from the company. The loan was made to ensure that the financial arrangements provided to employees remain consistent with the original intent of the ESOP.

The number of shares released for allocation to participant accounts is based on the proportion of principal and interest paid to the total amount of debt service remaining to be paid over the life of the borrowings. Through December 31, 1996, the ESOP had allocated to participants a total of 2,245,230 shares and retired 597,068 shares.

The ESOP currently covers parent company nonunion employees, some union employees and employees of domestic subsidiaries.

The company's guarantee of the ESOP loan has been recorded as a long-term obligation and as a reduction of shareholders' equity on its consolidated balance sheet.

---------------------------------------------------------------------------
Details of ESOP debt service
payments (millions)                     1996         1995          1994
---------------------------------------------------------------------------
Preferred dividends paid               $ 8.9        $18.8         $19.0
Common stock dividends paid              4.0           --            --
Employee contributions                   5.3          6.7           6.2
Company contributions                   11.0          6.2           4.9
Company loan to ESOP                     4.2           --            --
---------------------------------------------------------------------------
Debt service payments made
   by ESOP trustee                     $33.4        $31.7         $30.1
---------------------------------------====================================

The company recorded costs for the ESOP, utilizing the 80% of the shares allocated method, of $9.4 million in 1996, $3.5 million in 1995 and $3.6 million in 1994. These costs were partially offset by savings realized from changes to company-sponsored health care benefits and elimination of the contribution-matching feature in the company-sponsored voluntary retirement savings plan.

TAXES
Taxes totaled $140.4 million in 1996, $71.7 million in 1995 and $150.4 million in 1994.

---------------------------------------------------------------------------
Details of taxes (millions)             1996         1995          1994
---------------------------------------------------------------------------
Earnings (loss) from continuing businesses before income taxes:
     Domestic                         $176.5       $(28.7)       $262.7
     Foreign                            87.6         68.0          52.1
     Eliminations                      (23.9)       (31.1)        (49.0)
---------------------------------------------------------------------------
Total                                 $240.2       $  8.2        $265.8
---------------------------------------------------------------------------
Income tax provision (benefit):
   Current:
     Federal                          $ 36.2       $(19.7)       $ 12.8
     Foreign                            33.4         23.4          25.9
     State                               1.4         (0.2)          5.0
---------------------------------------------------------------------------
   Total current                        71.0          3.5          43.7
---------------------------------------------------------------------------
   Deferred:
     Federal                             4.9         (6.2)         41.4
     Foreign                            (0.5)        (2.7)         (2.2)
     State                                --           --          (4.3)
---------------------------------------------------------------------------
   Total deferred                        4.4         (8.9)         34.9
---------------------------------------------------------------------------
Total income taxes                      75.4         (5.4)         78.6
Payroll taxes                           50.3         61.5          54.8
Property, franchise and capital
   stock taxes                          14.7         15.6          17.0
---------------------------------------------------------------------------
Total taxes                           $140.4       $ 71.7        $150.4
--------------------------------------=====================================

At December 31, 1996, unremitted earnings of subsidiaries outside the United States were $125.2 million (at December 31, 1996, balance sheet exchange rates) on which no U.S. taxes have been provided. If such earnings were to be remitted without offsetting tax credits in the United States, withholding taxes would be $9.4 million. The company's intention, however, is to reinvest those earnings permanently or to repatriate them only when it is tax effective to do so.

-----------------------------------------------------------------------------
Reconciliation to
U.S. statutory tax rate (millions)        1996         1995          1994
-----------------------------------------------------------------------------
Tax expense at statutory rate            $84.1        $ 2.9         $93.0
State income taxes                         0.9           --          (1.5)
(Benefit) on ESOP dividend                (1.5)        (2.1)         (1.7)
Tax (benefit) on foreign and
   foreign-source income                   6.2         (7.7)         (1.4)
Utilization of excess foreign
   tax credit                             (6.5)          --          (5.4)
Equity in earnings of affiliates          (4.2)          --            --
Reversal of prior year provisions           --           --          (6.5)
Insurance programs                        (1.2)          --            --
Other items                               (2.4)        (0.1)          2.1
Loss from ceramic tile business
   combination                              --          1.6            --
-----------------------------------------------------------------------------
Tax (benefit) expense at effective rate  $75.4        $(5.4)        $78.6
-----------------------------------------====================================

EXTRAORDINARY LOSS
In 1996, Dal-Tile refinanced all of its existing debt resulting in an extraordinary loss. The company's share of the extraordinary loss was $8.9 million after tax, or $0.21 per share.

--------------------------------------------------------------------------------
BALANCE SHEET ITEMS
--------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS
Cash and cash equivalents decreased to $65.4 million at the end of 1996 from $256.9 million at the end of 1995. The large cash balance at the end of 1995 was primarily due to the cash proceeds received from the sale of Thomasville Furniture Industries, Inc., in December 1995. Most of the 1996 beginning cash balance covered the decrease of debt, repurchase of shares of company stock, payment of dividends, redemption of preferred stock, purchase of computer software and additional investment in Dal-Tile. Operating and other factors associated with the decrease in cash and cash equivalents are detailed in the Consolidated Statements of Cash Flows on page 35.

RECEIVABLES

-----------------------------------------------------------------------------
Accounts and notes
receivable (millions)                                1996          1995
-----------------------------------------------------------------------------
Customers' receivables                             $214.7        $213.4
Customers' notes                                     18.4          21.3
Miscellaneous receivables                            18.5          12.2
-----------------------------------------------------------------------------
                                                    251.6         246.9
-----------------------------------------------------------------------------
Less allowance for discounts and losses              34.9          29.0
-----------------------------------------------------------------------------
Net                                                $216.7        $217.9
---------------------------------------------------==========================

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

INVENTORIES
Inventories were $205.7 million in 1996, $10.2 million higher than at the end of 1995. The increase was primarily due to higher inventory levels for the introduction of the new laminate flooring product.

Approximately 57% in 1996 and 51% in 1995 of the company's total inventory was valued on a LIFO (last-in, first-out) basis. Inventory values were lower than would have been reported on a total FIFO (first-in, first-out) basis, by $60.6 million at the end of 1996 and $62.4 million at year-end 1995.

-----------------------------------------------------------------------------
Inventories (millions)                               1996          1995
-----------------------------------------------------------------------------
Finished goods                                     $143.7        $119.9
Goods in process                                     20.1          24.0
Raw materials and supplies                           41.9          51.6
-----------------------------------------------------------------------------
Total                                              $205.7        $195.5
---------------------------------------------------==========================

INCOME TAX BENEFITS
Income tax benefits were $49.4 million in 1996 and $26.9 million in 1995. The increase was primarily due to prepayment of income taxes. Of these amounts, deferred tax benefits were $26.9 million in 1996 and $26.4 million in 1995.

OTHER CURRENT ASSETS
Other current assets were $27.3 million in 1996, an increase of $1.8 million from the $25.5 million in 1995.

PROPERTY, PLANT AND EQUIPMENT

-----------------------------------------------------------------------------
(millions)                                           1996          1995
-----------------------------------------------------------------------------
Land                                             $   24.4       $  25.6
Buildings                                           409.2         390.6
Machinery and equipment                           1,344.8       1,313.7
Construction in progress                            160.5         124.2
-----------------------------------------------------------------------------
                                                  1,938.9       1,854.1
-----------------------------------------------------------------------------
Less accumulated depreciation
   and amortization                                 974.9         975.9
-----------------------------------------------------------------------------
Net                                              $  964.0      $  878.2
-------------------------------------------------============================

The $84.8 million increase in gross book value to $1,938.9 million at the end of 1996 included $220.7 million for capital additions and a $122.2 million reduction from sales, retirements, dispositions and other changes.

The unexpended cost of approved capital appropriations amounted to $62.6 million at year-end 1996, substantially all of which is scheduled to be expended during 1997.

INSURANCE FOR ASBESTOS-RELATED LIABILITIES
Insurance for asbestos-related liabilities was $141.6 million reflecting the company's belief in the ultimate availability of insurance in an amount to cover the estimated potential liability of a like amount (see page 46). Such insurance has either been agreed upon or is probable of recovery through negotiation, alternative dispute resolution or litigation. See discussion on pages 48-51.

OTHER NONCURRENT ASSETS

-----------------------------------------------------------------------------
(millions)                                           1996          1995
-----------------------------------------------------------------------------
Goodwill and other intangibles                     $ 46.1        $ 50.2
Pension-related assets                              158.3         108.4
Other                                                56.8          62.2
-----------------------------------------------------------------------------
Total                                              $261.2        $220.8
---------------------------------------------------==========================

Other noncurrent assets increased $40.4 million in 1996. Goodwill and other intangibles decreased $4.1 million reflecting lower spending levels in computer software systems and acquired intangibles from acquisitions. The $49.9 million increase in pension-related assets reflects the net pension credit of $39.9 million and an increase in the assets of the deferred compensation plans. Noncurrent assets are carried at the lower of cost or market or under the equity method of accounting.

INVESTMENTS IN AFFILIATES
Investments in affiliates were $204.3 million in 1996, an increase of $42.2 million, reflecting the December 29, 1995, ceramic tile business combination with Dal-Tile International Inc. whereby the company acquired a 37% interest in Dal-Tile in exchange for the stock of the company's ceramic tile operations and $27.6 million in cash. Also included in investments in affiliates is the 50% interest in the WAVE joint venture.

In August Dal-Tile issued new shares in a public offering and used part of the proceeds from the offering to refinance all of its existing debt. Although the company's ownership share declined to 33% from 37%, Dal-Tile's net assets increased, adding to the overall value of the company's investment. In 1996 the company purchased an additional $15.4 million of Dal-Tile shares through open market trades and as a part of the initial public offering.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

-----------------------------------------------------------------------------
(millions)                                           1996          1995
-----------------------------------------------------------------------------
Payables, trade and other                          $158.2        $168.3
Employment costs                                     49.7          51.2
Restructuring costs                                  27.6          40.1
Other                                                37.8          37.8
-----------------------------------------------------------------------------
Total                                              $273.3        $297.4
---------------------------------------------------==========================

The carrying amount of accounts payable and accrued expenses approximates fair value because of the short maturity of these items.

INCOME TAXES

-----------------------------------------------------------------------------
(millions)                                            1996          1995
-----------------------------------------------------------------------------
Payable--current                                     $19.3         $15.0
Deferred--current                                      0.2           1.4
-----------------------------------------------------------------------------
Total                                                $19.5         $16.4
----------------------------------------------------=========================

The tax effects of principal temporary differences between the carrying amounts of assets and liabilities and their tax bases are summarized in the following table. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize deferred tax assets.

-----------------------------------------------------------------------------
Deferred income taxes (millions)                     1996          1995
-----------------------------------------------------------------------------
   Postretirement and postemployment benefits     $ (87.0)      $ (82.6)
   Restructuring benefits                           (13.6)        (13.4)
   Asbestos-related liabilities                     (49.4)        (58.1)
   Capital loss carry forward                       (22.1)           --
   Other                                            (65.8)        (64.6)
   Valuation allowance                               22.1            --
-----------------------------------------------------------------------------
Net deferred assets                               $(215.8)      $(218.7)
-----------------------------------------------------------------------------
   Accumulated depreciation                       $  95.6       $  90.7
   Pension costs                                     38.2          35.8
   Insurance for asbestos-related liabilities        49.4          58.1
   Other                                             36.4          25.6
-----------------------------------------------------------------------------
Total deferred income tax liabilities             $ 219.6       $ 210.2
-----------------------------------------------------------------------------
Net deferred income tax liabilities (assets)      $   3.8       $  (8.5)
-----------------------------------------------------------------------------
Less net income tax (benefits)--current             (26.7)        (25.0)
Deferred income taxes--long term                  $  30.5       $  16.5
--------------------------------------------------===========================


DEBT

-----------------------------------------------------------------------------
                                          Average                 Average
                                         year-end                year-end
                                         interest                interest
(millions)                     1996          rate      1995          rate
-----------------------------------------------------------------------------
Short-term debt:
   Commercial paper          $   --            --    $   --            --
   Foreign banks               14.5         6.81%      22.0         7.27%
-----------------------------------------------------------------------------
Total short-term debt        $ 14.5         6.81%    $ 22.0         7.27%
-----------------------------------------------------------------------------
Long-term debt:
   93/4% debentures
     due 2008                $125.0         9.75%    $125.0         9.75%
   Medium-term notes
     8.75-9% due
     1997-2001                 52.8         8.93%      92.8         8.74%
   Bank loan due 1999        $ 21.0         4.79%        --            --
   Industrial
     development bonds         19.5         5.25%       8.5         5.35%
   Other                       14.8         8.57%       2.1        12.29%
-----------------------------------------------------------------------------
Total long-term debt         $233.1         8.67%    $228.4         9.20%
-----------------------------------------------------------------------------
Less current installments      13.7         8.91%      40.1         8.50%
-----------------------------------------------------------------------------
Net long-term debt           $219.4         8.65%    $188.3         9.35%
-----------------------------================================================

-----------------------------------------------------------------------------
Scheduled amortization of long-term debt (millions)
-----------------------------------------------------------------------------
1998              $18.2                         2001              $ 7.5
1999               25.0                         2002                 --
2000               21.9
-----------------------------------------------------------------------------

The December 31, 1996, carrying amounts of short-term debt and current installments of long-term debt approximate fair value because of the short maturity of these items.

The estimated fair value of net long-term debt was $252.8 million and $234.9 million at December 31, 1996 and 1995, respectively. The fair value estimates of long-term debt were based upon quotes from major financial institutions, taking into consideration current rates offered to the company for debt of the same remaining maturities.

The 9 3/4% debentures and the medium-term notes are not redeemable until maturity and have no sinking-fund requirements.

The bank loan has a favorable variable interest rate and may be prepaid prior to maturity.

The industrial development bonds mature in 2004 and 2024 with interest rates typical of their type.

Other debt includes an $18.6 million zero-coupon note due in 2013 that had a carrying value of $2.2 million at December 31, 1996.

In April 1996, Armstrong increased the five-year revolving line of credit for general corporate purposes from $200.0 million to $300.0 million. In addition, the company's foreign subsidiaries have approximately $141.3 million of unused short-term lines of credit available from banks. Some credit lines are subject to an annual commitment fee.

The company can borrow from its banks generally at rates approximating the lowest available to commercial borrowers and can issue short-term commercial paper notes supported by the lines of credit.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISKS
The company uses foreign currency forward contracts and options to reduce the risk that future cash flows from transactions in foreign currencies will be negatively impacted by changes in exchange rates.

The following table shows anticipated net cash flows for goods, services and financing transactions for the next 12 months:

-----------------------------------------------------------------------------
Foreign currency               Commercial  Financing      Net       Net
exposure (millions)/1/           exposure   exposure    hedge  position
-----------------------------------------------------------------------------
British pound                     $ (6.2)    $(34.2)   $ 34.2    $ (6.2)
Canadian dollar                     47.7       (0.0)     (2.2)     45.5
French franc                       (25.9)       2.6      (2.6)    (25.9)
German mark                        (39.0)      33.2     (33.2)    (39.0)
Italian lira                        14.3        2.5      (2.5)     14.3
Spanish peseta                       7.0        2.7      (2.7)      7.0
-----------------------------------------------------------------------------

Note 1: A positive amount indicates the company is a net receiver of this currency, while a negative amount indicates the company is a net payer.

The company policy allows hedges of cash flow exposures up to one year. The table below summarizes the company's foreign currency forward contracts and options by currency at December 31, 1996. Foreign currency amounts are translated at exchange rates as of December 31, 1996.

-----------------------------------------------------------------------------
Foreign currency
contracts (millions)         Forward contracts       Option contracts
-----------------------------------------------------------------------------
                              Sold        Bought      Sold       Bought
-----------------------------------------------------------------------------
British pound                 $ 1.3       $35.5       $ --        $ --
Canadian dollar                 6.2         4.0         --          --
French franc                    6.4         3.8         --          --
German mark                    46.6        13.4         --          --
Italian lira                    2.5          --         --          --
Spanish peseta                  2.7          --         --          --
-----------------------------------------------------------------------------

The foreign currency hedges are straightforward contracts that have no embedded options or other terms that involve a higher level of complexity or risk. The company does not hold or issue financial instruments for trading purposes.

The realized and unrealized gains and losses relating to the company's management of foreign currency and interest rate exposures are as follows:

-----------------------------------------------------------------------------
                                        Foreign currency  Interest rate
Gain (loss) (millions)                      hedging/1/        swaps
-----------------------------------------------------------------------------
Year 1996
-----------------------------------------------------------------------------
Income statement:
   Realized                                   $(1.1)           $  --
   Unrealized                                  (0.9)              --
On balance sheet                                1.9               --
Off balance sheet                                --               --
-----------------------------------------------------------------------------
Total                                         $(0.1)           $  --
----------------------------------------------===============================
Year 1995
-----------------------------------------------------------------------------
Income statement:
   Realized                                   $(3.5)           $  --
   Unrealized                                   0.5               --
On balance sheet                                0.3               --
Off balance sheet                                --               --
-----------------------------------------------------------------------------
Total                                         $(2.7)           $  --
----------------------------------------------===============================
Year 1994
-----------------------------------------------------------------------------
Income statement:
   Realized                                   $(3.2)           $ 0.2
   Unrealized                                   0.4               --
On balance sheet                                0.9               --
Off balance sheet                                --               --
-----------------------------------------------------------------------------
Total                                         $(1.9)            $0.2
----------------------------------------------===============================

Note 1: Excludes the offsetting effect of interest rate differentials on underlying intercompany transactions being hedged of $0.6 million in 1996, $0.1 million in 1995 and $0.6 million in 1994.

The company had no interest rate hedging agreements on December 31, 1995 and 1996.

As of December 31, 1996, the company had provided $178.1 million in standby letters of credit and financial guarantees. The company does not normally provide collateral or other security to support these instruments.

OTHER LONG-TERM LIABILITIES
Other long-term liabilities were $151.9 million in 1996, an increase of $13.0 million from $138.9 million in 1995. Increases of $3.0 million for pension-related liabilities and $9.6 million for deferred compensation were the primary causes for the increase. Also included in other long-term liabilities were amounts for workers' compensation, vacation accrual, a reserve for estimated environmental-remediation liabilities (see "Environmental Matters" on this page) and a $4.7 million residual reserve for the estimated potential liability primarily associated with claims pending in the company's asbestos-related litigation.

Based upon the company's experience with the asbestos-related litigation--as well as the Wellington Agreement, other settlement agreements with certain of the company's insurance carriers and an earlier interim agreement with several primary carriers--the residual reserve of $4.7 million is intended to cover potential liability and settlement costs that are not covered by insurance, legal and administrative costs not covered under the agreements and certain other factors that have been involved in the litigation about which uncertainties exist. Future costs of litigation against the company's insurance carriers and other legal costs indirectly related to the litigation, expected to be modest, will be expensed outside the reserve. Amounts, primarily insurance litigation costs, estimated to be payable within one year are included under current liabilities.

This reserve does not address any unanticipated reduction in expected insurance coverage that might result in the future related to pending lawsuits and claims nor any potential shortfall in such coverage for claims that are subject to the settlement class action referred to on pages 45-48.

The fair value of other long-term liabilities was estimated to be $141.4 million at December 31, 1996, and $128.9 million at December 31, 1995, using a discounted cash flow approach at discount rates of 6.5% in 1996 and 5.8% in 1995.

ASBESTOS-RELATED LIABILITIES
Asbestos-related liabilities of $141.6 million represent the estimated potential liability and defense cost to resolve approximately 43,600 personal injury claims pending against the company as of December 31, 1996. The company has recorded an insurance asset (see page 44) in the amount of $141.6 million for coverage of these claims. See discussion on pages 48-51.

ENVIRONMENTAL MATTERS
In 1996, the company incurred capital expenditures of approximately $3.0 million for environmental compliance and control facilities and anticipates comparable annual expenditures for those purposes for the years 1997 and 1998. The company does not anticipate that it will incur significant capital expenditures in order to meet the requirements of the Clean Air Act of 1990 and the final implementing regulations promulgated by various state agencies.

As with many industrial companies, Armstrong is currently involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"), and similar state laws at approximately 18 sites. In most cases, Armstrong is one of many potentially responsible parties ("PRPs") who have voluntarily agreed to jointly fund the required investigation and remediation of each site. With regard to some sites, however, Armstrong disputes the liability, the proposed remedy or the proposed cost allocation. Armstrong may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies. The company is also remediating environmental contamination resulting from past industrial activity at certain of its current plant sites.

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

Reserves at December 31, 1996, were for potential environmental liabilities that the company considers probable and for which a reasonable estimate of the potential liability could be made. Where existing data is sufficient to estimate the amount of the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As a result, the company has accrued, before agreed-to insurance coverage, $8.0 million to reflect its estimated undiscounted liability for environmental remediation. As assessments and remediation activities progress at each individual site, these liabilities are reviewed to reflect additional information as it becomes available.

Actual costs to be incurred at identified sites in the future may vary from the estimates, given the inherent uncertainties in evaluating environmental liabilities. Subject to the imprecision in estimating environmental remediation costs, the company believes that any sum it may have to pay in connection with environmental matters in excess of the amounts noted above would not have a material adverse effect on its financial condition, liquidity or results of operations, although the recording of future costs may be material to earnings in such future period.

STOCK-BASED COMPENSATION PLANS
Awards under the 1993 Long-Term Stock Incentive Plan may be in the form of stock options, stock appreciation rights in conjunction with stock options, performance restricted shares and restricted stock awards. No more than 4,300,000 shares of common stock may be issued under the Plan, and no more than 430,000 shares of common stock may be awarded in the form of restricted stock awards. The Plan extends to April 25, 2003. Pre-1993 grants made under predecessor plans will be governed under the provisions of those plans.

Options are granted to purchase shares at prices not less than the closing market price of the shares on the dates the options were granted. The options generally become exercisable in one to three years and expire 10 years from the date of grant.

------------------------------------------------------------------------
Changes in option shares outstanding
(thousands except for share price)      1996         1995          1994
------------------------------------------------------------------------
Option shares at beginning of year   1,841.6      1,612.1       1,708.4
Options granted                        728.7        642.8         247.1
Option shares exercised               (376.7)      (390.9)       (323.1)
Stock appreciation rights exercised    (10.8)       (11.5)         (8.5)
Options cancelled                      (21.4)       (10.9)        (11.8)
Option shares at end of year         2,161.4      1,841.6       1,612.1
Option shares exercisable at end
   of year                           1,185.8      1,196.7       1,367.1
Shares available for grant           1,914.6      2,838.9       3,691.5
------------------------------------------------------------------------
Weighted average price per share:
   Options outstanding                $50.06       $43.00        $36.82
   Options exercisable                 41.11        37.93         33.67
   Options granted                     60.30        52.47         54.39
   Option shares exercised             36.27        33.48         31.20
------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at December 31, 1996.

------------------------------------------------------------------------
Stock options outstanding as of 12/31/96
------------------------------------------------------------------------
                   Options outstanding             Options exercisable
          ------------------------------------   -----------------------
Range       Number      Weighted-    Weighted-     Number    Weighted-
of        outstanding    average      average    exercisable  average
exercise      at        remaining    exercise        at      exercise
prices     12/31/96    option life     price      12/31/96     price
------------------------------------------------------------------------
$28-37       453,086       5.4        $31.52        453,086   $31.52
 37-46       484,059       6.1         43.64        484,059    43.64
 46-55       248,620       7.3         53.64        248,620    53.64
 55-64       915,880       9.1         60.57              0      --
 64-72        59,800       9.8         66.37              0      --
------------------------------------------------------------------------
           2,161,445                              1,185,765
-----------=========------------------------------=========-------------

Performance restricted shares issuable under the 1993 Long-Term Stock Incentive Plan entitle certain key executive employees to earn shares of Armstrong's common stock, only if the total company or individual business units meet certain predetermined performance measures during defined performance periods (generally three years). Total company performance measures include Armstrong's total shareholder return relative to the Standard and Poor's 500 group of companies. At the end of the performance periods, common stock awarded will carry additional restriction periods (generally three or four years), whereby the shares will be held in custody by the company until the expiration or termination of the restrictions. Compensation expense will be charged to earnings over the period in which the restrictions lapse. At the end of 1996, there were 121,440 performance restricted shares outstanding, with 3,834 accumulated dividend equivalent shares, and 204,510 shares of restricted common stock were outstanding with 5,132 accumulated dividend equivalent shares, based on performance periods ending prior to 1996. No common stock awards will be issued in 1997 based on the performance period ending December 1996.

Restricted stock awards can be used for the purposes of recruitment, special recognition and retention of key employees. Awards for 42,950 shares of restricted stock were granted (excluding performance based awards discussed above) during 1996. At the end of 1996, there were 124,339 restricted shares of common stock outstanding with 3,702 accumulated dividend equivalent shares.

On January 1, 1996, the company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures. Had compensation cost for these plans been determined consistent with SFAS No. 123, the company's net earnings and earnings per share (EPS) would have been reduced to the following pro forma amounts.

------------------------------------------------------------------------
(millions)                                           1996          1995
------------------------------------------------------------------------
Net earnings:     As reported                      $155.9        $123.3
                  Pro forma                         150.7         121.4
Primary EPS:      As reported                        3.76          2.90
                  Pro forma                          3.63          2.85
Fully diluted EPS:As reported                        3.60          2.67
                  Pro forma                          3.48          2.62
------------------------------------------------------------------------

The fair value of grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1996 and 1995.

------------------------------------------------------------------------
                                                     1996          1995
------------------------------------------------------------------------
Risk-free interest rates                            6.17%         6.38%
Dividend yield                                      2.32%         2.39%
Expected lives                                    5 years       5 years
Volatility                                            21%           25%
------------------------------------------------------------------------

Because the SFAS No. 123 method of accounting has not been applied to grants prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

TREASURY SHARES

Treasury share changes for 1996, 1995 and 1994 are as follows:

------------------------------------------------------------------------
Years ended
December 31 (thousands)                1996         1995          1994
------------------------------------------------------------------------
Common shares
Balance at beginning of year        15,014.1     14,602.1      14,656.5
Stock purchases/(1)/                 1,357.6        795.7         272.4
Stock issuance activity, net/(2)/   (5,657.1)      (383.7)       (326.8)
------------------------------------------------------------------------
Balance at end of year              10,714.6     15,014.1      14,602.1
------------------------------------====================================

Note 1: Includes small unsolicited buybacks of shares, shares received under share tax withholding transactions and open market purchases of stock through brokers.

Note 2: 1996 includes 5,057,400 shares issued as a result of conversion of preferred to common stock.

In July 1996, the Board of Directors authorized the company to repurchase an additional 3.0 million shares of its common stock through the open market or through privately negotiated transactions bringing the total authorized common share repurchases to 5.5 million shares. Under the total plan, Armstrong has repurchased approximately 2,380,000 shares through December 31, 1996, with a total cash outlay of $130.7 million, including 1,328,000 repurchased in 1996. In addition to shares repurchased under the above plan, approximately 364,600 ESOP shares were repurchased in 1996.

PREFERRED STOCK PURCHASE RIGHTS PLAN

In 1996, the Board of Directors renewed the company's 1986 shareholder rights plan and in connection therewith declared a distribution of one right for each share of the company's common stock outstanding on and after January 19, 1996. In general, the rights become exercisable at $300 per right for a fractional share of a new series of Class A preferred stock 10 days after a person or group, other than certain affiliates of the company, either acquires beneficial ownership of shares representing 20% or more of the voting power of the company or announces a tender or exchange offer that could result in such person or group beneficially owning shares representing 28% or more of the voting power of the company. If thereafter any person or group becomes the beneficial owner of 28% or more of the voting power of the company or if the company is the surviving company in a merger with a person or group that owns 20% or more of the voting power of the company, then each owner of a right (other than such 20% shareholder) would be entitled to purchase shares of company common stock having a value equal to twice the exercise price of the right. Should the company be acquired in a merger or other business combination, or sell 50% or more of its assets or earnings power, each right would entitle the holder to purchase, at the exercise price, common shares of the acquirer having a value of twice the exercise price of the right. The exercise price was determined on the basis of the Board's view of the long-term value of the company's common stock. The rights have no voting power nor do they entitle a holder to receive dividends. At the company's option, the rights are redeemable prior to becoming exercisable at five cents per right. The rights expire on March 21, 2006.

--------------------------------------------------------------------------------
LITIGATION AND RELATED MATTERS
--------------------------------------------------------------------------------

ASBESTOS-RELATED LITIGATION

The company is one of many defendants in pending lawsuits and claims involving, as of December 31, 1996, approximately 43,600 individuals alleging personal injury from exposure to asbestos-containing products. Included in the above number are approximately 19,500 lawsuits and claims from the approximately 87,000 individuals who opted out of the settlement class action (Georgine v. Amchem) referred to below. About 18,400 claims from purported class members were received as of December 31, 1996. Nearly all the pending personal injury suits and claims, except Georgine claims, seek general and punitive damages arising from alleged exposures to asbestos-containing insulation products used, manufactured or sold by the company. The company discontinued the sale of all asbestos-containing insulation products in 1969. Although a large number of suits and claims pending in prior years have been resolved, neither the rate of future dispositions nor the number of future potential unasserted claims can be reasonably predicted.

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

GEORGINE SETTLEMENT CLASS ACTION

Georgine v. Amchem is a settlement class action that includes essentially all future asbestos-related personal injury claims against members, including the company, of the Center for Claims Resolution ("Center") referred to below that was filed on January 15, 1993, in the Eastern District of Pennsylvania and was given tentative approval on August 16, 1994. It is designed to establish a nonlitigation system for the resolution of claims against the Center members. Other companies may be able to join the class action later. The settlement offers a method for prompt compensation to claimants who were occupationally exposed to asbestos if they meet certain exposure and medical criteria. Compensation amounts are derived from historical settlement data. Under limited circumstances and in limited numbers, qualifying claimants may choose to arbitrate or litigate certain claims after they are processed within the system. No punitive damages will be paid under the proposed settlement. The settlement is designed to minimize transactional costs, including attorneys' fees, and to relieve the burden on the courts. Each member of the Center is obligated for its own fixed share of compensation and fees. Potential claimants who neither filed a prior lawsuit against Center members nor filed an exclusion request form are subject to the class action. The class action does not include claims deemed otherwise not covered by the class action settlement or claims for property damage. Annual case flow caps and compensation ranges for each medical category (including amounts paid even more promptly under the simplified payment procedures) are established for an initial period of 10 years. Case flow caps may be increased if they were substantially exceeded during the previous five-year period. The case flow figures and annual compensation levels are subject to renegotiation after the initial 10-year period. Opt-outs from the settlement class action are not claims as such but rather are reservation of rights possibly to bring claims in the future. The settlement will become final only after certain issues, including issues related to insurance coverage, are resolved and appeals are exhausted, a process which could take several years. The Center members stated their intention to resolve over a five-year period the personal injury claims that were pending when the settlement class action was filed. A significant number of these pending claims have been finally or tentatively settled or are currently the subject of negotiations.

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

On May 10, 1996, a three-judge panel of the U.S. Court of Appeals for the Third Circuit issued an adverse decision in an appeal from the preliminary injunction by the District Court enjoining members of the Georgine class from litigating asbestos-related personal injury claims in the tort system. The appeal was brought by certain intervenors who opposed the class action. The Court of Appeals decision-which will not become effective until that Court issues its mandate-ruled against maintaining the settlement class action, ordered that the preliminary injunction issued by the District Court be vacated, and ordered the District Court to decertify the class. The Court ruled broadly that the case does not meet the requirements for class certification under Federal Rule of Civil Procedure 23, concluding that a class action cannot be certified for purposes of settlement unless it can be certified for full-scale litigation. The company believes that the Court erred in several important respects. The Center's petition for rehearing before the Third Circuit en banc was denied.

On November 1, 1996, the U.S. Supreme Court accepted the Center's petition for certiorari and, accordingly, the appeal will proceed through briefing to argument heard on February 18, 1997, and a likely decision by July 1997. The preliminary injunction will remain in place while the case is pending in the Supreme Court.

The company remains optimistic that a future claimants settlement class action may ultimately be approved, although the courts may not uphold this settlement class action, and may not uphold the companion insurance action or, even if upheld, there is a potential that judicial action might result in substantive modification of this settlement.

If the final resolution by the Supreme Court is not favorable to the Center, the District Court's injunction will likely be lifted. If the injunction is lifted, a large number of new asbestos-related personal injury lawsuits might be filed within a short period of time against the Center members, including the company. The company believes that the number of subsequent pending cases in the tort system against the company would likely increase. In due course, the consequences from a lifting of the injunction could result in presently undeterminable, but likely higher, liability and defense costs under a claims resolution mechanism alternative to the Georgine settlement which the company believes would likely be negotiated.

Even if the appeal to the Supreme Court is successful, various issues remain to be resolved in the class action, and the potential exists that those issues will cause the class action ultimately not to succeed or to be substantially modified. Similarly, the potential exists that the above-referenced companion insurance action will not be successful.

INSURANCE SETTLEMENTS
Pending personal injury lawsuits and claims are being paid by insurance proceeds under the 1985 Agreement Concerning Asbestos-Related Claims (the "Wellington Agreement") and under other insurance settlements noted below. A new claims handling organization, known as the Center for Claims Resolution (the "Center"), was created in October 1988 by Armstrong and 20 other companies to replace the Wellington Asbestos Claims Facility (the "Facility"), which was dissolved. Generally, the dissolution of the Facility did not affect the company's overall Wellington Agreement insurance settlement. That settlement provided for final resolution of nearly all disputes concerning insurance for asbestos-related personal injury claims as between the company and three of its primary insurers and eight of its excess insurers. The one primary carrier that did not sign the Wellington Agreement paid into the Wellington Facility and settled with the company in March 1989 nearly all outstanding issues of coverage for asbestos-related personal injury and property damage claims. In addition, other excess-insurance carriers have entered into settlement agreements with the company which complement the Wellington Agreement. ACandS, Inc., a former subsidiary of the company, which has for certain insurance periods coverage rights under some company insurance policies, subscribed to the Wellington Agreement but did not become a member of the Center.

One excess carrier (providing $25 million of coverage) and certain companies in an excess carrier's block of coverage (involving several million dollars of coverage) have become insolvent. Certain carriers providing excess level coverage solely for property damage claims also have become insolvent. The several million dollars of coverage referred to has been paid by company reserves. The $25 million insolvency gap is being covered by other available insurance coverage. The company and ACandS, Inc., have negotiated a settlement agreement that reserves for ACandS, Inc., a certain amount of insurance from joint policies solely for its use in the payment of costs for asbestos-related claims.

CENTER FOR CLAIMS RESOLUTION

The Center operates under a concept of allocated shares of liability payments and defense costs for its members based primarily on historical and current experience, and it defends the members' interests and addresses claims in a manner consistent with the prompt, fair resolution of meritorious claims. The Center sharing formula has been revised over time. These changes have caused some increase in the company's share in certain areas. As to claims resolved under the settlement class action, the company has agreed to a percentage of each resolution payment. Although the Center members and their participating insurers were not obligated beyond one year, the insurance companies are expected to commit to the continuous operation of the Center for a ninth year and to funding of the Center's operating expenses. With the filing of the settlement class action, the Center continued to process pending claims and has handled the program for processing future asbestos-related personal injury claims. No forecast can be made for future years regarding either the rate of pending and future claims resolution by the Center or the rate of utilization of company insurance.

PROPERTY DAMAGE LITIGATION

The company is also one of many defendants in a total of 11 pending lawsuits and claims, as of December 31, 1996, brought by public and private building owners. These lawsuits and claims include allegations of damage to buildings caused by asbestos-containing products and generally claim compensatory and punitive damages and equitable relief, including reimbursement of expenditures, for removal and replacement of such products. These suits and claims appear to be aimed at friable (easily crumbled) asbestos-containing products although allegations in some suits encompass other asbestos-containing products, including allegations with respect to previously installed asbestos-containing resilient flooring. The company vigorously denies the validity of the allegations against it contained in these suits and claims. Defense costs, paid by the company's insurance carriers either under reservation or settlement arrangement, will be incurred. These suits and claims are not encompassed within the Wellington Agreement nor are they being handled by the Center.

INSURANCE COVERAGE LITIGATION

In 1996, Armstrong concluded a lawsuit in California state court to resolve disputes concerning certain of its insurance carriers' obligations with respect to personal injury and property damage liability coverage, including defense costs, for alleged personal injury and property damage asbestos-related lawsuits and claims. The Court issued final decisions generally in the company's favor, and the carriers appealed. The California Court of Appeal substantially upheld the trial court's final decisions, and the insurance carriers petitioned the California Supreme Court which ruled favorably for the company. Upon remand, the Court of Appeal issued its final decision favorable to the company in keeping with the Supreme Court's ruling.

NONPRODUCTS INSURANCE COVERAGE

Nonproducts insurance coverage is included in the company's primary insurance policies and certain excess policies for certain claims, including those that may have arisen out of exposure during installation of asbestos materials or before control of such materials was relinquished. An alternate dispute resolution proceeding has been initiated, and negotiations are currently underway with several of the company's primary carriers to resolve the nonproducts coverage issues. The additional coverage potentially available to pay claims categorized as nonproducts is substantial and, at the primary level, includes defense costs in addition to indemnity limits. The insurance carriers have raised various reasons why they should not pay their coverage obligations, including contractual defenses, waiver, laches and the statute of limitations.

CONCLUSIONS

The company does not know how many claims will be filed against it in the future, nor the details thereof or of pending suits not fully reviewed, nor the expense and any liability that may ultimately result therefrom, nor does the company know whether the settlement class action will ultimately succeed, the number of individuals who ultimately will be deemed to have opted out or who could file claims outside the settlement class action, nor the annual claims caps to be negotiated after the initial 10-year period for the settlement class action or the compensation levels to be negotiated for such claims, nor whether, if needed, an alternative to the Georgine settlement vehicle may ultimately emerge, or the ultimate liability if such alternative does not emerge, or the scope of its nonproducts coverage ultimately deemed available.

Subject to the foregoing and based upon its experience and other factors also referred to above, the company believes that the estimated $141.6 million in liability and defense costs recorded on the 1996 balance sheet will be incurred to resolve an estimated 43,600 asbestos-related personal injury claims pending against the company as of December 31, 1996. A ruling from the Court established January 24, 1994, as the date after which any asbestos-related personal injury claims filed by non-opt-out claimants against the company or other members of the Center are subject to the settlement class action. In addition to the currently estimated pending claims and any claims filed by individuals deemed to have opted out of the settlement class action, any claims otherwise determined not to be subject to the settlement class action will be resolved outside the settlement class action. The company does not know how many such claims ultimately may be filed by claimants deemed to have opted out of the class action or by claimants otherwise determined not to be subject to the settlement class action.

An insurance asset in the amount of $141.6 million recorded on the 1996 balance sheet reflects the company's belief in the availability of insurance in this amount to cover the liability in like amount referred to above. Such insurance has either been agreed upon or is probable of recovery through negotiation, alternative dispute resolution or litigation. A substantial portion of the insurance asset involves nonproducts insurance which is in alternative dispute resolution. While the company is seeking resolution of key issues in the alternative dispute resolution process during 1997, a shortfall may develop between available insurance and amounts necessary to pay claims, and that shortfall may occur as early as the third quarter of 1997 or possibly in the second quarter depending on the timing of the availability of certain coverage; the company believes such shortfall would not be material either to the financial condition of the company or to its liquidity. The company also notes that, based on maximum mathematical projections covering a ten-year period from 1994 to 2004, its estimated cost in Georgine reflects a reasonably possible additional liability of $245 million. If Georgine is not ultimately approved, the company believes that a claims resolution mechanism alternative to the Georgine settlement will likely be negotiated, albeit at a likely higher liability and defense costs. A portion of such additional liability may not be covered by the company's ultimately applicable insurance recovery. However, the company believes that any after-tax impact on the difference between the aggregate of the estimated liability for pending cases and the estimated cost for the ten-year maximum mathematical projection or in the cost of an alternative settlement format, and the probable insurance recovery, would not be material either to the financial condition of the company or to its liquidity, although it could be material to earnings if it is determined in a future period to be appropriate to record a reserve for this difference. The period in which such a reserve may be recorded and the amount of any reserve that may be appropriate cannot be determined at this time. Subject to the uncertainties and limitations referred to elsewhere in this note and based upon its experience and other factors referred to above, the company believes it is probable that substantially all of the expenses and any liability payments associated with the asbestos-related property damage claims will be paid under an insurance coverage settlement agreement and through coverage from the outcome of the California insurance litigation.

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

Additional details concerning this litigation are set forth in the company's Form 10-K available to any shareholder upon request.

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

A second trial of the TINS' litigation began on April 26, 1994, in the Newark, New Jersey, District Court. TINS asked for damages in a range of $17 to $56 million. A jury found that Armstrong had breached its contract with TINS and had interfered with TINS' contractual business relationship with an Armstrong wholesaler but that Armstrong's conduct did not damage TINS and awarded no compensatory or nominal money damages. Following oral argument on November 14, 1994, TINS' motion for a partial or complete new trial was denied by the District Court and TINS filed an appeal with the U.S. Court of Appeals for the Third Circuit. On October 11, 1995, the case was argued before a panel of the U.S. Court of Appeals for the Third Circuit, and on October 20, 1995, the Court issued a Judgment Order affirming the 1994 District Court verdict in favor of the company. On November 2, 1995, TINS filed a Petition for Rehearing by the same panel which was denied on December 5, 1995. On January 24, 1996, TINS filed a motion seeking further appellate review by the Circuit Court. That motion has been denied. Also denied was a motion by TINS before the District Court to rescind our earlier 1984 agreement of settlement. TINS has appealed this later decision to the Circuit Court and a hearing will likely be held on this issue during the first half of 1997. If the denial of the motion is reversed on appeal, TINS could possibly be entitled to litigate claims that had been resolved by means of the settlement agreement.

Independent auditors' report

The Board of Directors and Shareholders,
Armstrong World Industries, Inc.:

We have audited the consolidated balance sheets of Armstrong World Industries, Inc. and subsidiaries as of December 31, 1996, and 1995, and the related consolidated financial statements of earnings, cash flows, and shareholders' equity for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Armstrong World Industries, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion the related supplementary information and schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

KPMG PEAT MARWICK LLP

Philadelphia, PA
February 14, 1997

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
             Financial Disclosure
             --------------------

Not applicable.
                                   PART III
                                   --------
Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

Directors of the Registrant
---------------------------

The information appearing in the tabulation in the section captioned "Election of Directors" on pages 1-4 of the Company's 1997 Proxy Statement is incorporated by reference herein.

Executive Officers of the Registrant
------------------------------------

George A. Lorch* -- Age 55; Chairman of the Board since April 25, 1994; and President (Chief Executive Officer) since September 7, 1993; Executive Vice President 1988-1993.

E. Allen Deaver* -- Age 61; Executive Vice President since March 1, 1988.

Marc R. Olivie -- Age 43; President, Worldwide Building Products Operations since October 15, 1996; and the following positions with Sara Lee Corporation (branded consumer products): President, Sara Lee Champion Europe, Inc. (Italy) March 1994-October 1996; Vice President, Corporate Development, Sara Lee/DE (Netherlands) September 1993-March 1994; Executive Director, Corporate Development, Sara Lee Corporation (Chicago, Illinois/France) April 1990-September 1993.

Robert J. Shannon, Jr. -- Age 48, President, Worldwide Floor Products Operations since February 1, 1997; President Floor Products Operations International February 1, 1996, through February 1, 1997; President American Olean Tile Company, Inc. March 1, 1992 through December 29, 1995.

Stephen E. Stockwell -- Age 51; President, Corporate Retail Accounts Division since November 22, 1994; Vice President, Corporate Retail Accounts July 1, 1994, through November 22, 1994; General Manager, Residential Sales, Floor Division January 26, 1994 through July 1, 1994; Field Sales Manager, Floor Division, 1988-1994.

Ulrich J. Weimer -- Age 52; President, Armstrong Insulation Products since February 1, 1996; Geschaftsfuhrer, Armstrong World Industries G.m.b.H. since December 11, 1995; General Manager, Worldwide Insulation Products Operations February 1, 1993 through June 1, 1995; General Manager, Worldwide Insulation, Armstrong Europe Services, August 1, 1991 through January 31, 1993.

Douglas L. Boles -- Age 39; Senior Vice President, Human Resources since
March 1, 1996; and the following positions with PepsiCo (consumer products):
Vice President of Human Resources, Pepsi Foods International Europe Group (U.K.) June 1995-February 1996; Vice President of Human Resources, Walkers Snack Foods (U.K.) March 1994-June 1995; Vice President of Human Resources, Snack Ventures Europe (Netherlands) September 1992-March 1994; Vice President of Human Resources, PepsiCola International, Latin America Division (Brazil) October 1989-September 1992.

Larry A. Pulkrabek -- Age 57; Senior Vice President, Secretary and General Counsel since February 1, 1990.

Frank A. Riddick, III -- Age 40; Senior Vice President, Finance and Chief Financial Officer since April 1995; and the following positions with FMC Corporation, Chicago, IL (chemicals, machinery): Controller May 1993-March 1995; Treasurer December 1990-May 1993.

David J. Feight -- Age 54; Vice President and Director of Business Development since May 1, 1994; Team Leader PATH process 1993-1994; General Manager Sales and Marketing, Building Products Operations 1988-1993.

Edward R. Case -- Age 50; Vice President and Treasurer since May 8, 1996; and the following positions with Campbell Soup Company (branded food products):
Director, Corporate Development October 1994-May 1996; Director, Financial Planning, U.S. Soup May 1993-September 1994; Deputy Treasurer September 1991-April 1993.

Bruce A. Leech, Jr. -- Age 54; Controller since February 1, 1990.

All information presented above is current as of March 1, 1997. The term of office for each Executive Officer in his present capacity is one year, and each such Executive Officer will serve until reelected or until a successor is elected at the annual meeting of directors which follows the annual shareholders' meeting. Each Executive Officer has been employed by the Company in excess of five continuous years with the exception of Messrs. Boles, Case, Olivie and Riddick. Members of the Executive Committee of the Board of Directors as of March 1, 1997, are designated by an asterisk(*) following each of their names. The Executive Committee consists of those Executive Officers who serve as Directors.

Item 11.  Executive Compensation
--------------------------------

The information appearing in the sections captioned "Directors' Compensation" on pages 4-6 and "Compensation Committee Interlocks and Insider Participation," "Executive Officers' Compensation," (other than the information contained under the subcaption "Performance Graph") and "Retirement Income Plan Benefits," on pages 10-16 of the Company's 1997 Proxy Statement is incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The information appearing in the sections captioned "Stock Ownership of Certain Beneficial Owners" on page 17 and "Directors' and Executive Officers' Security Ownership" on page 6 of the Company's 1997 Proxy Statement is incorporated by reference herein.



Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

Not applicable.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

The financial statements and schedules filed as a part of this Annual Report on Form 10-K are listed in the "Index to Financial Statements and Schedules" on page 62.

a. The following exhibits are filed as a part of this Annual Report on Form 10-K:

Exhibits
--------
No. 3(a)                   Copy of Registrant's By-laws, as amended effective
                           December 16, 1996.

No. 3(b) Registrant's restated Articles of Incorporation, as amended, are incorporated by reference herein from registrant's 1994 Annual Report on Form 10-K wherein they appear as Exhibit 3(b).

No. 4(a) Registrant's Rights Agreement effective as of March 21, 1996, between the registrant and Chemical Mellon Shareholder Services, L.L.C., as Rights Agent, relating to the registrant's Preferred Stock Purchase Rights is incorporated by reference herein from registrant's registration statement on Form 8-A/A dated March 15, 1996, wherein it appeared as Exhibit 4.

No. 4(b) Copy of Registrant's Retirement Savings and Stock Ownership Plan as amended and restated effected October 1, 1996.

No. 4(d) Registrant's Indenture, dated as of March 15, 1988, between the registrant and Morgan Guaranty Trust Company of New York, as Trustee, as to which The First National Bank of Chicago is successor trustee, is incorporated herein by reference from registrant's 1995 Annual Report on Form 10-K wherein it appears as
                           Exhibit 4(c).

No. 4(e) Registrant's Supplemental Indenture dated as of October 19, 1990, between the registrant and The First National Bank of Chicago, as Trustee, is incorporated by reference herein from registrant's 1994 Annual Report on Form 10-K wherein it appears as
                           Exhibit 4(d).

No. 10(i)(a)               Agreement Concerning Asbestos-Related Claims dated
                           June 19, 1985, (the "Wellington Agreement") among the registrant and other companies is incorporated by reference herein from the registrant's 1993 Annual
                           Report on Form 10-K wherein it appears as Exhibit
                           10(i)(a).

No. 10(i)(b)               Copy of Producer Agreement concerning Center for
                           Claims Resolution dated September 23, 1988, among the registrant and other companies as amended.

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

No. 10(i)(d)               Stock Purchase Agreement dated as of December 21,
                           1995, by and among Dal-Tile International Inc.,
                           Armstrong Enterprises, Inc., Armstrong Cork Finance
                           Corporation and Armstrong World Industries, Inc. is incorporated herein by reference from the registrant's Current Report on Form 8-K filed January
                           16, 1996, wherein it appeared as Exhibit 2.01.

No. 10(i)(e)               Stock Purchase Agreement dated as of November 18,
                           1995, by and among Armstrong World Industries, Inc.,
                           Armstrong Enterprises, Inc., and Interco Incorporated is incorporated herein by reference from the registrant's Current Report on Form 8-K filed January
                           16, 1996, wherein it appeared as Exhibit 2.

No. 10(iii)(a)             Registrant's Long-Term Stock Option Plan for Key
                           Employees, as amended, is incorporated by reference herein from registrant's 1995 Annual Report on Form
                           10-K wherein it appears as Exhibit 10(iii)(a). *

No. 10(iii)(b)             Registrant's Deferred Compensation Plan for
                           Nonemployee Directors, as amended, is incorporated by reference herein from registrant's 1994 Annual Report on Form 10-K wherein it appears as Exhibit
                           10(iii)(b). *

No. 10(iii)(c)             Copy of registrant's Directors' Retirement Income
                           Plan, as amended. *

No. 10(iii)(d)             Copy of registrant's Management Achievement Plan for
                           Key Executives, as amended. *

No. 10(iii)(e)             Copy of registrant's Retirement Benefit Equity Plan
                           (formerly known as the Excess Benefit Plan), as amended. *

No. 10(iii)(f)             Armstrong Deferred Compensation Plan, as amended, is
                           incorporated by reference herein from registrant's
                           1994 Annual Report on Form 10-K wherein it appears as
                           Exhibit 10(iii)(f). *

No. 10(iii)(g)             Registrant's Employment Protection Plan for Salaried
                           Employees of Armstrong World Industries, Inc., as amended, is incorporated by reference herein from registrant's 1994 Annual Report on Form 10-K wherein it appears as Exhibit 10(iii)(g). *

No. 10(iii)(h)             Copy of registrant's Restricted Stock Plan For
                           Nonemployee Directors, as amended. *

No. 10(iii)(i)             Registrant's Severance Pay Plan for Salaried
                           Employees, is incorporated by referenced herein from registrant's 1994 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(i). *

No. 10(iii)(j)             Registrant's 1993 Long-Term Stock Incentive
                           Plan is incorporated by reference herein from the registrant's 1993 Proxy Statement wherein it appeared as Exhibit A. *

No. 10(iii)(k)             Form of Agreement Between the Company and certain of
                           its Executive Officers, together with a schedule identifying those executives is incorporated by reference herein from registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1996, wherein it appears as Exhibit 10. *

No. 10(iii)(l)             Form of Indemnification Agreement between the
                           registrant and each of the registrant's Nonemployee
                           Directors. *

No. 11 A statement regarding computation of per share earnings on both primary and fully diluted bases is set forth in the Financial Statement Schedules on pages 63 and 64 of this Annual Report on Form 10-K.

No. 21 List of the registrant's domestic and foreign subsidiaries.

No. 23                     Consent of Independent Auditors.

No. 24                     Powers of Attorney and authorizing resolutions.


No. 27                     Financial Data Statement

No. 99(a)                  Copy of Annual Report on Form 11-K for the fiscal
                           year ended September 30, 1996, for the Retirement
                           Savings Plan For Hourly-Paid Employees of Armstrong
                           World Industries, Inc. is herewith filed with the Commission.

No. 99(b)                  Copy of Annual Report on Form 11-K for the fiscal
                           year ended September 30, 1996, for the Retirement
                           Savings Plan for Salaried Employees of Armstrong
                           World Industries, Inc., is herewith filed with the Commission.

No. 99(c)                  Copy of Annual Report on Form 11-K for the fiscal
                           year ended September 30, 1995, for the Armstrong
                           World Industries, Inc. Employee Stock Ownership Plan
                           ("Share In Success Plan") is herewith filed with the Commission.


                           *       Compensatory Plan

b.       During the last quarter of 1996, three reports on Form 8-K were filed.

         On October 3, 1996, the registrant filed a Current Report on Form 8-K to report the October 3, 1996, press release regarding the impact of the discoloration problem.

         On October 18, 1996, the registrant filed a Current Report on Form 8-K to reflect the restated consolidated financial statements of Armstrong World Industries, Inc. that included the historical results of the ceramic tile operations on an operating or consolidated line item basis rather than under the equity method.

         On November 6, 1996, the registrant filed a Current Report on Form 8-K to report that on November 1, 1996, the U.S. Supreme Court granted the petition of certiorari filed by the Center for Claims Resolution, a group of 20 defendant companies including Armstrong World Industries, Inc., which sought appeal of the May 10, 1996, decision of a three-judge panel of the U.S. Court of Appeals for the Third Circuit which had overturned the 1994 District Court decision tentatively approving a national asbestos class action settlement in Georgine v.
                                                                  -----------
         Armchem.
         -------

         This 10-K contains certain "forward-looking statements"(within the meaning of the Private Securities Litigation Reform Act of 1995). Among other things they regard the company's earnings; liquidity and financial condition; the ultimate outcome of the company's asbestos-related litigation (including the likelihood that an alternative to the Georgine settlement will be negotiated); and certain operational matters. Words or phrases denoting the anticipated results of future events - such as "anticipate," "believe," "estimate," "expect," "will likely," "are expected to," "will continue," "project," and similar expressions that denote uncertainty - are intended to identify such forward-looking statements. Actual results may differ materially:
         (1) as a result of risk and uncertainties identified in connection with those forward-looking statements, including those factors identified under the sections captioned "Outlook" in Management's Discussion and Analysis of Financial Condition and Results of Operations and those factors identified under the caption "Litigation and Related Matters" in the Notes to Consolidated Financial Statements in connection with the company's asbestos-related litigation; (2) as a result of factors over which the company has no control, including the strength of domestic and foreign economies, sales growth, competition and certain cost increases; or (3) if the factors on which the company's conclusions are based do not conform the company's expectations.


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

                                    ARMSTRONG WORLD INDUSTRIES, INC.
                                    --------------------------------
                                              (Registrant)

                                    By   /s/ George A. Lorch
                                      ------------------------------
                                             Chairman


                                    Date     March 25, 1997
                                        ----------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Directors and Principal Officers of the registrant:

George A. Lorch               Chairman and President (Principal Executive
                              Officer)
Frank A. Riddick, III         Senior Vice President, Finance
                              (Principal Financial Officer)
Bruce A. Leech, Jr.           Controller
                              (Principal Accounting Officer)
H. Jesse Arnelle              Director
Van C. Campbell               Director
Donald C. Clark               Director
E. Allen Deaver               Director     By  /s/ George A. Lorch
James E. Marley               Director         ----------------------
J. Phillip Samper             Director         (George A. Lorch, as
Jerre L. Stead                Director         attorney-in-fact and
                                               on his own behalf)

                                               As of March 25, 1997

               ARMSTRONG WORLD INDUSTRIES, INC. AND SUBSIDIARIES

                 Index to Financial Statements and Schedules

The following consolidated financial statements and Financial Review are filed as part of this Annual Report on Form 10-K:

         Consolidated Balance Sheets as of December 31, 1996 and 1995

         Consolidated Statements of Earnings for the Years Ended December 31, 1996, 1995, and 1994

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995, and 1994

         Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1996, 1995, and 1994

The following additional financial data should be read in conjunction with the financial statements. Schedules not included with this additional data have been omitted because they are not applicable or the required information is presented in the financial statements or the financial review.




            Additional Financial Data                            Page No.
            -------------------------                            --------


Supplementary information to financial
  review

  Computation for Primary Earnings
    per Share                                                       63
  Computation for Fully Diluted
    Earnings per Share                                              64

  Depreciation Rates                                                65

Schedule II - Valuation and Qualifying Reserves                     66

                                                               Exhibit No. 11(a)

                   COMPUTATION FOR PRIMARY EARNINGS PER SHARE
                         FOR THE YEARS ENDED DECEMBER 31
                 (AMOUNTS IN MILLIONS EXCEPT FOR PER-SHARE DATA)


                                                                               1996        1995         1994
                                                                               ----        ----         ----
Common Stock and Common Stock Equivalents
-----------------------------------------
Average number of common shares outstanding
  including shares issuable under stock options                                39.7       37.6          37.6
                                                                               ====       ====          ====


Primary Earnings Per Share
--------------------------
Earnings from continuing businesses                                          $164.8      $13.6        $187.2
Less:
   Dividend requirement on Series A
    convertible preferred stock                                                 8.8       18.8          19.0
Plus:
   Tax benefit on dividends paid on unallocated
   preferred shares                                                             2.0        4.5           4.9
                                                                                ---        ---           ---

Pro forma earnings (loss) available for common
----------------------------------------------
shareholders:
-------------
     Continuing businesses                                                    158.0       (0.7)        173.1

     Discontinued business                                                       --      109.7          23.2
                                                                              -----      -----         -----

     Before Extraordinary Loss                                                158.0      109.0         196.3

     Extraordinary Loss                                                        (8.9)        --            --
                                                                              -----      -----         -----

     Net Earnings                                                            $149.1     $109.0        $196.3
                                                                             ======     ======        ======

Primary earnings (loss) per share of common stock
-------------------------------------------------
     Continuing businesses                                                    $3.97     $(0.02)        $4.60

     Discontinued business                                                       --       2.92          0.62
                                                                                 --       ----          ----

     Before Extraordinary Loss                                                 3.97       2.90          5.22

     Extraordinary Loss                                                       (0.21)        --            --
                                                                              ------      ----          ----

     Net Earnings                                                             $3.76      $2.90         $5.22
                                                                              =====      =====         =====


                                                               Exhibit No. 11(b)

                COMPUTATION FOR FULLY DILUTED EARNINGS PER SHARE
                         FOR THE YEARS ENDED DECEMBER 31
                 (AMOUNTS IN MILLIONS EXCEPT FOR PER-SHARE DATA)


                                                                             1996          1995           1994
                                                                             ----          ----           ----
Common Stock and Common Stock Equivalents
-----------------------------------------
Average number of common shares outstanding
  including shares issuable under stock
  options                                                                    39.7          37.6           37.6
Average number of common shares issuable
  under the Employee Stock Ownership Plan                                     2.6           5.4            5.8
                                                                              ---           ---            ---
Average number of common and common
  equivalent shares outstanding                                              42.3          43.0           43.4
                                                                             ====          ====           ====

Adjustments to Earnings
-----------------------
Earnings from continuing businesses                                        $164.8         $13.6         $187.2
Less:
  Increased contribution to the Employee
   Stock Ownership Plan assuming
   conversion of preferred shares to
   common                                                                     3.2           7.3            7.9
  Net reduction in tax benefits assuming
     conversion of the Employee Stock
     Ownership Plan preferred shares to
     common                                                                   0.6           1.2            1.0
                                                                              ---           ---            ---

Pro forma net earnings available for common
-------------------------------------------
shareholders:
-------------

     Continuing businesses                                                  161.0           5.1          178.3

     Discontinued business                                                   --           109.7           23.2
                                                                             ----         -----           ----

     Before Extraordinary Loss                                              161.0         114.8          201.5

     Extraordinary Loss                                                      (8.9)         --            --
                                                                             -----        -----          -----

     Net Earnings                                                          $152.1        $114.8         $201.5
                                                                           ======        ======         ======

Fully diluted net earnings (loss) per share of
----------------------------------------------
common stock
------------

     Continuing businesses                                                  $3.81     (a)$(0.02)         $4.10

     Discontinued business                                                   --            2.56            .54
                                                                             ---           ----           ----

     Before Extraordinary Loss                                               3.81          2.67           4.64

     Extraordinary Loss                                                     (0.21)         --             --
                                                                            ------         ----           ----

     Net Earnings                                                           $3.60         $2.67          $4.64
                                                                            =====         =====          =====

     (a) Fully diluted earnings (loss) per share from continuing businesses for 1995 was antidilutive.


                              DEPRECIATION RATES

                          For Years Ended December 31



The approximate average effective rates of depreciation are as follows:

                                            1996       1995      1994
                                            ----       ----      ----
                                              %          %         %
   Domestic companies:
     Buildings                               3.2        3.3       3.2
     Machinery and Equipment                 6.5        6.2       6.6


   Foreign companies:
     Buildings                               3.5        3.8       3.3
     Machinery and Equipment                 7.8        8.5       9.5


                                                                     SCHEDULE II
                                                                     -----------


            Valuation and Qualifying Reserves of Accounts Receivable
            --------------------------------------------------------

                           For Years Ended December 31
                           ---------------------------
                              (amounts in millions)



Provision for Losses                         1996             1995            1994
--------------------                         ----             ----            ----
Balance at Beginning of Year                 $ 8.7            $ 9.7           $11.1
Additions Charged to Earnings                $ 5.4            $ 2.9           $ 4.0
Deductions                                   $ 3.2            $ 3.9           $ 5.4
Balance at End of Year                       $10.9            $ 8.7           $ 9.7
-----------------------------------------------------------------------------------
Provision for Discounts
-----------------------

Balance at Beginning of Year                 $20.3            $17.3           $14.0
Additions Charged to Earnings                $74.5            $82.2           $77.7
Deductions                                   $70.8            $79.2           $74.4
Balance at End of Year                       $24.0            $20.3           $17.3
-----------------------------------------------------------------------------------
Provision for Discounts and Losses
----------------------------------

Balance at Beginning of Year                 $29.0            $27.0           $25.1
Additions Charged to Earnings                $79.9            $85.1           $81.7
Deductions                                   $74.0            $83.1           $79.8
Balance at End of Year                       $34.9            $29.0           $27.0

                                 EXHIBIT INDEX

Exhibits
--------
No. 3(a)                   Copy of Registrant's By-laws, as amended effective
                           December 16, 1996.

No. 3(b) Registrant's restated Articles of Incorporation, as amended, are incorporated by reference herein from registrant's 1994 Annual Report on Form 10-K wherein they appear as Exhibit 3(b).

No. 4(a) Registrant's Rights Agreement effective as of March 21, 1996, between the registrant and Chemical Mellon Shareholder Services, L.L.C., as Rights Agent, relating to the registrant's Preferred Stock Purchase Rights is incorporated by reference herein from registrant's registration statement on Form 8-A/A dated March 15, 1996, wherein it appeared as Exhibit 4.

No. 4(b) Copy of Registrant's Retirement Savings and Stock Ownership Plan as amended and restated effected October 1, 1996.

No. 4(d) Registrant's Indenture, dated as of March 15, 1988, between the registrant and Morgan Guaranty Trust Company of New York, as Trustee, as to which The First National Bank of Chicago is successor trustee, is incorporated herein by reference from registrant's 1995 Annual Report on Form 10-K wherein it appears as
                           Exhibit 4(c).

No. 4(e) Registrant's Supplemental Indenture dated as of October 19, 1990, between the registrant and The First National Bank of Chicago, as Trustee, is incorporated by reference herein from registrant's 1994 Annual Report on Form 10-K wherein it appears as
                           Exhibit 4(d).

No. 10(i)(a)               Agreement Concerning Asbestos-Related Claims dated
                           June 19, 1985, (the "Wellington Agreement") among the registrant and other companies is incorporated by reference herein from the registrant's 1993 Annual
                           Report on Form 10-K wherein it appears as Exhibit
                           10(i)(a).

No. 10(i)(b)               Copy of Producer Agreement concerning Center for
                           Claims Resolution dated September 23, 1988, among the registrant and other companies as amended.

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

No. 10(i)(d)               Stock Purchase Agreement dated as of December 21,
                           1995, by and among Dal-Tile International Inc.,
                           Armstrong Enterprises, Inc., Armstrong Cork Finance
                           Corporation and Armstrong World Industries, Inc. is incorporated herein by reference from the registrant's Current Report on Form 8-K filed January
                           16, 1996, wherein it appeared as Exhibit 2.01.

No. 10(i)(e)               Stock Purchase Agreement dated as of November 18,
                           1995, by and among Armstrong World Industries, Inc.,
                           Armstrong Enterprises, Inc., and Interco Incorporated is incorporated herein by reference from the registrant's Current Report on Form 8-K filed January
                           16, 1996, wherein it appeared as Exhibit 2.

No. 10(iii)(a)             Registrant's Long-Term Stock Option Plan for Key
                           Employees, as amended, is incorporated by reference herein from registrant's 1995 Annual Report on Form
                           10-K wherein it appears as Exhibit 10(iii)(a). *

No. 10(iii)(b)             Registrant's Deferred Compensation Plan for
                           Nonemployee Directors, as amended, is incorporated by reference herein from registrant's 1994 Annual Report on Form 10-K wherein it appears as Exhibit
                           10(iii)(b). *

No. 10(iii)(c)             Copy of registrant's Directors' Retirement Income
                           Plan, as amended. *

No. 10(iii)(d)             Copy of registrant's Management Achievement Plan for
                           Key Executives, as amended. *

No. 10(iii)(e)             Copy of registrant's Retirement Benefit Equity Plan
                           (formerly known as the Excess Benefit Plan), as amended. *

No. 10(iii)(f)             Armstrong Deferred Compensation Plan, as amended, is
                           incorporated by reference herein from registrant's
                           1994 Annual Report on Form 10-K wherein it appears as
                           Exhibit 10(iii)(f). *

No. 10(iii)(g)             Registrant's Employment Protection Plan for Salaried
                           Employees of Armstrong World Industries, Inc., as amended, is incorporated by reference herein from registrant's 1994 Annual Report on Form 10-K wherein it appears as Exhibit 10(iii)(g). *

No. 10(iii)(h)             Copy of registrant's Restricted Stock Plan For
                           Nonemployee Directors, as amended. *

No. 10(iii)(i)             Registrant's Severance Pay Plan for Salaried
                           Employees, is incorporated by referenced herein from registrant's 1994 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(i). *

No. 10(iii)(j)             Registrant's 1993 Long-Term Stock Incentive
                           Plan is incorporated by reference herein from the registrant's 1993 Proxy Statement wherein it appeared as Exhibit A. *

No. 10(iii)(k)             Form of Agreement Between the Company and certain of
                           its Executive Officers, together with a schedule identifying those executives is incorporated by reference herein from registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1996, wherein it appears as Exhibit 10. *

No. 10(iii)(l)             Form of Indemnification Agreement between the
                           registrant and each of the registrant's Nonemployee
                           Directors. *

No. 11 A statement regarding computation of per share earnings on both primary and fully diluted bases is set forth in the Financial Statement Schedules on pages 63 and 64 of this Annual Report on Form 10-K.

No. 21 List of the registrant's domestic and foreign subsidiaries.

No. 23                     Consent of Independent Auditors.

No. 24                     Powers of Attorney and authorizing resolutions.


No. 27                     Financial Data Statement

No. 99(a)                  Copy of Annual Report on Form 11-K for the fiscal
                           year ended September 30, 1996, for the Retirement
                           Savings Plan For Hourly-Paid Employees of Armstrong
                           World Industries, Inc. is herewith filed with the Commission.

No. 99(b)                  Copy of Annual Report on Form 11-K for the fiscal
                           year ended September 30, 1996, for the Retirement
                           Savings Plan for Salaried Employees of Armstrong
                           World Industries, Inc., is herewith filed with the Commission.

No. 99(c)                  Copy of Annual Report on Form 11-K for the fiscal
                           year ended September 30, 1995, for the Armstrong
                           World Industries, Inc. Employee Stock Ownership Plan
                           ("Share In Success Plan") is herewith filed with the Commission.


                           *       Compensatory Plan