Form 10-K/A
period 1996-12-31
ARMSTRONG WORLD INDUSTRIES INC
filed 1997-04-03
CIK 7431

                                 FORM 10-K/A

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

The following Item is being filed to correct a transposed number appearing on page 33 in the first line of the Quarterly Financial Information table wherein the 1996 Net Sales number for the fourth quarter incorrectly appeared as $258.6. The correct number is $528.6.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------


QUARTERLY FINANCIAL INFORMATION
----------------------------------------------------------------------------------------------------


Quarterly financial information (millions except for per-share data)     First     Second     Third       Fourth    Total year
---------------------------------------------------------------------------------------------------------------------------------
1996      Net sales                                                      $501.2     $563.2    $563.4     $528.6       $2,156.4
          Gross profit                                                    156.7      198.4     178.4      163.0          696.5
          Earnings from continuing business                                36.3       30.6      44.2       53.7          164.8
          Net earnings                                                     36.3       30.6      35.8       53.2          155.9
          Per share of common stock:*
               Primary:       Earnings from continuing businesses           0.88       0.73      1.06       1.28           3.97
                              Net earnings                                  0.88       0.73      0.86       1.27           3.76
               Fully diluted: Earnings from continuing businesses           0.81       0.68      1.06       1.28           3.81
                              Net earnings                                  0.81       0.68      0.86       1.27           3.60
          Dividends per share of common stock                               0.36       0.40      0.40       0.40           1.56
          Price range of common stock--high                               64 1/2     61 5/8    65 1/2     75 1/4         75 1/4
          price range of common stock--low                                57 7/8     53 1/2    51 7/8     61 3/4         51 7/8
---------------------------------------------------------------------------------------------------------------------------------
1995      Net sales                                                      $558.8     $596.8    $611.8     $557.6       $2,325.0
          Gross profit                                                    183.1      194.6     203.6      162.6          743.9
          Earnings (loss) from continuing business                         26.5       47.4      14.4      (74.7)          13.6
          Net earnings                                                     34.4       52.7      19.4       16.8          123.3
          Per share of common stock:*
               Primary:       Earnings (loss) from continuing businesses    0.61       1.17      0.29      (2.09)         (0.02)
                              Net earnings                                  0.82       1.31      0.42       0.35           2.90
               Fully diluted: Earnings (loss) from continuing businesses    0.57       1.05      0.28      (2.09)         (0.02)
                              Net earnings                                  0.75       1.18      0.40       0.34           2.67
          Dividends per share of common stock                               0.32       0.36      0.36       0.36           1.40
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
---------------------------------------------============================

Note 2: 1995 operating income includes a $177.2 million loss due to the ceramic tile business combination. See "Equity Earnings From Affiliates" on page 39.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ARMSTRONG WORLD INDUSTRIES, INC.


Date: April 3, 1997             By:   /s/ Bruce A. Leech, Jr.
                                   --------------------------------
                                    Bruce A. Leech, Jr.
                                     Controller