Form 10-Q
period 1997-03-31
ARMSTRONG WORLD INDUSTRIES INC
filed 1997-05-14
CIK 7431

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1997
                               -------------------------------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------   --------------------

Commission file number                         1-2116
                       ----------------------------------------------------

                       Armstrong World Industries, Inc.
---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Pennsylvania                                23-0366390
---------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


P. O. Box 3001, Lancaster, Pennsylvania                     17604
---------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (717) 397-0611
                                                   ------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes  X     No
                                                        ------    -------


Number of shares of registrant's common stock outstanding as of April 25, 1997 - 40,828,383

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


                                                               Three months
                                                              ended March 31
                                                              --------------
                                                           1997             1996
                                                         ------           ------
NET SALES                                               $ 518.3          $ 501.2
Cost of goods sold                                        347.0            344.5
Selling, general and administrative expense               100.3            101.7
Equity (earnings) from affiliates                          (3.8)            (2.7)
                                                         ------           ------
Operating income                                           74.8             57.7

Interest expense                                            6.3              6.3
Other (income) expenses, net                                0.2             (3.1)
                                                         ------           ------
Earnings before income taxes (a)                           68.3             54.5
Income taxes                                               22.8             18.2
                                                         ------           ------

NET EARNINGS                                            $  45.5          $  36.3
                                                         ======           ======
Net earnings per share of common stock (b)
   Primary                                              $   1.10         $   0.88
   Fully Diluted                                        $   1.10         $   0.81

Average number of common shares outstanding:
   Primary                                                 41.3             37.5
   Fully diluted                                           41.3             42.8

Return on average common shareholders' equity              22.3%            17.7%

(a) Depreciation and amortization charged against earnings before income taxes amounted to $32.3 million in the three months ended March 31, 1997, and $30.8 million in the three months ended March 31, 1996.

(b) In 1996, primary earnings per share for "net earnings" were determined by dividing the earnings, after deducting preferred dividends (net of tax benefit on unallocated ESOP shares), by the average number of common shares outstanding and shares issuable under stock options, if dilutive. Fully diluted earnings per share included the shares of common stock outstanding, as calculated above, and the adjustments to common shares and earnings required to portray the ESOP convertible preferred shares on an "if converted" basis unless the effect was antidilutive. During July 1996, the Employee Stock Ownership Plan (ESOP) and Retirement Savings Plan were merged resulting in the elimination of convertible preferred shares and an increase of common shares outstanding by 5.1 million.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No.
     128). This statement introduces new methods for calculating earnings per share. The adoption of this standard will not impact results from operations, financial condition, or long-term liquidity, but will require the Company to restate earnings per share reported in prior periods to conform with this statement. This Statement is not expected to have a material effect on the Company's reported earnings per share amounts. The new standard is effective for periods ending after December 15, 1997.


See accompanying footnotes to the financial statements beginning on page 7.

               Armstrong World Industries, Inc., and Subsidiaries
                          Consolidated Balance Sheets
                          ---------------------------
                             (amounts in millions)

                                                         Unaudited
     Assets                                            March 31, 1997    December 31, 1996
     ------                                            ---------------   ------------------
Current assets:
  Cash and cash equivalents                              $   31.8             $   65.4
  Accounts receivable less allowance                        281.1                216.7
  Inventories:
     Finished goods                                      $  158.8             $  143.7
     Work in process                                         26.5                 20.1
     Raw materials and supplies                              47.1                 41.9
                                                         --------             --------
        Total inventories                                   232.4                205.7
  Income tax benefits                                        33.9                 49.4
  Other current assets                                       28.6                 27.3
                                                         --------             --------
        Total current assets                                607.8                564.5
Property, plant, and equipment                            1,952.8              1,938.9
  Less accumulated depreciation and amortization            985.3                974.9
                                                         --------             --------
        Net property, plant and equipment                   967.5                964.0

Insurance for asbestos-related liabilities (a)              132.0                141.6
Investment in affiliates (b)                                213.3                204.3
Other noncurrent assets                                     270.4                261.2
                                                          --------            --------
        Total assets                                     $2,191.0             $2,135.6
                                                         ========             ========

     Liabilities and Shareholders' Equity
     ------------------------------------
Current liabilities:
  Short-term debt                                        $   52.5             $   14.5
  Current installments of long-term debt                     25.6                 13.7
  Accounts payable and accrued expenses                     273.2                273.3
  Income taxes                                               24.4                 19.5
                                                         --------             --------
        Total current liabilities                           375.7                321.0

Long-term debt                                              228.9                219.4
ESOP loan guarantee                                         221.3                221.3
Postretirement and postemployment benefits                  248.3                247.6
Asbestos-related liabilities (a)                            132.0                141.6
Other long-term liabilities                                 153.5                151.9
Deferred income taxes                                        34.8                 30.5
Minority interest in subsidiaries                            15.4                 12.3
                                                         --------             --------
        Total noncurrent liabilities                      1,034.2              1,024.6

Shareholders' equity:
  Common stock                                               51.9                 51.9
  Capital in excess of par value                            162.0                162.1
  Reduction for ESOP loan guarantee                        (215.0)              (217.4)
  Retained earnings                                       1,251.9              1,222.6
  Foreign currency translation (c)                            5.0                 17.3
  Treasury stock                                           (474.7)              (446.5)
                                                         --------             --------
        Total shareholders' equity                          781.1                790.0
                                                         --------             --------

        Total liabilities and shareholders' equity       $2,191.0             $2,135.6
                                                         ========             ========

See page 4 for explanation of references (a), (b) and (c). Also see accompanying footnotes to the financial statements beginning on page 7

(a) The asbestos-related liability in the amount of $132.0 million represents the estimated liability and defense cost to resolve approximately 42,000 personal injury claims pending against the Company as of the end of the first quarter 1997. The insurance asset in the amount of $132.0 million reflects the Company's belief in the availability of insurance in an amount covering the liability. See Note 2 beginning on page 7 for additional details.

(b) Investment in affiliates is primarily comprised of the 33.6 percent ownership of Dal-Tile as of March 31, 1997, and the 50.0 percent interest in the WAVE joint venture.

(c) Foreign currency translation, reported as a separate component of shareholders' equity, is detailed as follows:

     Balance at beginning of year                 $ 17.3

     Three months' translation adjustments and
       hedging of foreign investments              (12.4)

     Allocated income taxes                          0.1
                                                  ------

     Balance at March 31, 1997                    $  5.0
                                                  ======

               Armstrong World Industries, Inc., and Subsidiaries
                Consolidated Statements of Cash Flows--Unaudited
                ------------------------------------------------
                             (amounts in millions)

                                                                                             Three Months Ended
                                                                                                    March 31
                                                                                        ------------------------------
                                                                                             1997             1996
                                                                                             ----             ----
Cash flows from operating activities:
  Net earnings                                                                             $ 45.5          $  36.3
  Adjustments to reconcile net earnings to net cash
       (used for) provided by operating activities:
     Depreciation and amortization                                                           32.3             30.8
     Deferred income taxes                                                                    3.8              1.0
     Equity change in affiliates                                                             (4.6)            (3.8)
     Restructuring payments                                                                 (10.1)            (9.5)
     Changes in operating assets and liabilities net of
        effect of restructuring and acquisitions:
        (Increase) in receivables                                                           (63.5)           (33.1)
        (Increase) decrease in inventories                                                  (23.6)             7.4
        Decrease (increase) in other current assets                                          10.9             (7.7)
        (Increase) in other noncurrent assets                                               (14.1)           (25.5)
        Increase (decrease) in accounts payable
           and accrued expenses                                                              14.0            (14.2)
        Increase in income taxes payable                                                      7.6             11.3
        Increase in other long-term liabilities                                               6.4              8.3
        Other, net                                                                            1.8             (3.8)
                                                                                           ------          -------
Net cash provided by (used for) operating activities                                          6.4             (2.5)
                                                                                           ------          -------

Cash flows from investing activities:
  Purchases of property, plant and equipment                                                (28.4)           (48.4)
  Investment in computer software                                                            (1.8)            (1.7)
  Acquisitions and investment in joint ventures                                              (6.3)              --
                                                                                           ------          -------
Net cash (used for) investing activities                                                    (36.5)           (50.1)
                                                                                           ------          -------
Cash flows from financing activities:
  Increase in short-term debt                                                                35.5              3.0
  Issuance of long-term debt                                                                  7.2               --
  Reduction of long-term debt                                                                  --            (35.0)
  Cash dividends paid                                                                       (16.4)           (13.4)
  Preferred stock redemption                                                                   --            (18.4)
  Purchase of common stock for the treasury                                                 (30.9)           (18.3)
  Proceeds from exercised stock options                                                       2.0              1.8
  Other, net                                                                                  0.1             (5.2)
                                                                                           ------          -------

Net cash (used for) financing activities                                                     (2.5)           (85.5)
                                                                                           ------          -------

Effect of exchange rate changes on cash and cash equivalents                                 (1.0)            (0.3)
                                                                                           ------          -------
Net (decrease) in cash and cash equivalents                                                $(33.6)         $(138.4)
                                                                                           ------          -------
Cash and cash equivalents at beginning of period                                           $ 65.4          $ 256.9
                                                                                           ------          -------
Cash and cash equivalents at end of period                                                 $ 31.8          $ 118.5
                                                                                           ------          -------
----------------------------------------------------------------------------------------------------------------------
Supplemental cash flow information:
Interest paid                                                                              $  0.7          $   1.7
Income taxes paid                                                                          $  4.3          $  10.9
----------------------------------------------------------------------------------------------------------------------
Supplemental schedule of non-cash investing and financing activities:
  The Company purchased 51 percent of the capital stock of Holmsund Golv AB in
  March 1997 for $0.8 million.  In conjunction with the acquisition, assets acquired and liabilities assumed were as follows (millions):
     Fair Value of assets acquired                                                         $ 25.2
     Cash paid for the capital stock                                                          0.8
     Minority interest                                                                        0.7
     Debt assumed                                                                            17.5
                                                                                           ------
        Other long-term liabilities assumed                                                $  6.2
                                                                                           ======

See accompanying notes to the financial statements beginning on page 7.

               Armstrong World Industries, Inc., and Subsidiaries
                        Industry Segment Financial Data
                        -------------------------------
                             (amounts in millions)

                                   Unaudited

                                        Three Months
                                       ended March 31
                                   ----------------------
                                     1997          1996
                                     ----          ----
Net trade sales:
---------------
Floor coverings                  $   252.4     $   240.0
Building products                    182.0         175.1
Industry products                     83.9          86.1
                                 ---------     ---------
   Total net sales               $   518.3     $   501.2
                                 =========     =========


Operating income:
----------------
Floor coverings                  $    33.0     $    26.7
Building products                     29.3          25.8
Industry products                     11.2          10.0
Ceramic tile                           0.7           0.9
Unallocated corporate (expense)        0.6          (5.7)
                                 ---------     ---------
   Total operating income        $    74.8     $    57.7
                                 =========     =========


Note 1. Operating results for the first quarter of 1997, compared with the
------
corresponding period of 1996 included in this report, are unaudited. However, these results have been reviewed by the Company's independent public accountants, KPMG Peat Marwick LLP, in accordance with the established professional standards and procedures for a limited review.


In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Three months' results are not necessarily indicative of annual earnings.

Note 2.
-------

OVERVIEW OF ASBESTOS-RELATED LEGAL PROCEEDINGS


Asbestos-Related Litigation

The Company is one of many defendants in pending lawsuits and claims involving, as of March 31, 1997, approximately 42,000 individuals alleging personal injury from exposure to asbestos. This number includes approximately 19,500 individuals from the approximately 87,000 individuals who opted out of the settlement class action (Georgine v. Amchem) referred to below. About 21,600 claims from
        ------------------
purported settlement class members were received as of March 31, 1997, although many do not qualify at this time for payment.


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


Property Damage Litigation

The Company is also one of many defendants in a total of 11 pending lawsuits and claims as of March 31, 1997, brought by public and private building owners. These lawsuits and claims include allegations of damage to buildings caused by asbestos-containing products and generally claim compensatory and punitive damages and equitable relief, including reimbursement of expenditures, for removal and replacement of such products. The claims appear to be aimed at friable (easily crumbled) asbestos-containing products, although allegations in some suits encompass all asbestos-containing products, including allegations with respect to previously installed asbestos-containing resilient flooring. Among the lawsuits that have been resolved are four class actions that had been certified, each involving a distinct class of building owner: public and private schools; Michigan state public and private schools; colleges and universities; and private property owners who leased facilities to the federal government. The Company vigorously denies the validity of the allegations against it in these suits and claims. Increasing defense costs, paid by the Company's insurance carriers either under reservation or settlement arrangement, will be incurred. These suits and claims were not handled by the former Facility nor are they being handled by the Center. Defense and indemnity coverage has been addressed in the California insurance coverage lawsuit discussed below.

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

Non-Products Insurance Coverage

Non-products insurance coverage is included in the Company's primary and a number of excess policies for certain types of claims. The settlement agreement referenced above with a primary carrier included a provision for non-products claims. Non-products claims include among other things those claims that may have arisen out of exposure during installation of asbestos materials. Negotiations have been undertaken with the Company's primary insurance carriers to categorize the percentage of previously resolved and yet to be resolved asbestos-related personal injury claims as non-products claims and to establish the entitlement to such coverage. The additional coverage potentially available to pay such claims is substantial, and at the primary level, includes defense costs in addition to limits. All the carriers raise various reasons why they should not pay their coverage obligations, including contractual defenses, waiver, laches and statutes of limitations. One primary carrier alleges that it is no longer bound by the Wellington Agreement, and another alleges that the Company agreed to limit its claims for non-products coverage against that carrier at the time the Wellington Agreement was signed. The Company has initiated an alternative dispute resolution proceeding against the carriers. This proceeding is in the mediation phase. If coverage is not mutually resolved during that phase with the help of a neutral party, the issues will be resolved in binding arbitration; a process which now also has been commenced. Other proceedings against several non-Wellington carriers may become necessary.

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

Subject to the uncertainties and limitations referred to in this note and based upon its experience and other factors also referred to in this note, the Company believes that the estimated $132.0 million in liability and defense costs recorded on the balance sheet will be incurred to resolve an estimated 42,000 asbestos-related personal injury claims pending against the Company as of March 31, 1997. In addition to the currently estimated pending claims and claims filed by those who have opted out of the settlement class action, claims otherwise determined not to be subject to the settlement class action will be resolved outside the settlement class action. The Company does not know how many claims ultimately may be filed by claimants who have opted out of the class action or who are determined not to be subject to the settlement class action, or if the preliminary injunction is vacated, the number of claims that then would not be subject to the class action constraints.

An insurance asset in the amount of $132.0 million recorded on the balance sheet reflects the Company's belief in the availability of insurance in this amount to cover the liability in like amount referred to above. Such insurance has either been agreed upon or is probable of recovery through negotiation, alternative dispute resolution or litigation. A substantial portion of the insurance asset involves non-products insurance which is in alternative dispute resolution. While the Company is seeking resolution of the key issues in the alternative dispute resolution process during 1997, a shortfall may develop between available insurance and amounts necessary to pay claims that may occur in the third quarter of 1997 or possibly in the second quarter, depending on the timing of the availability of certain coverages. The Company believes such shortfall would not be material either to the financial condition of the Company or to its liquidity. The Company also notes that, based on maximum mathematical projections covering a ten-year period from 1994 to 2004, its estimated cost in Georgine reflects a reasonably possible additional liability of $245 million. If Georgine is not ultimately approved, the Company believes that a claims resolution mechanism alternative to the Georgine settlement will likely be negotiated, albeit at a likely higher liability and defense costs. A portion of such additional liability may not be covered by the Company's ultimately applicable insurance recovery. However, the Company believes that any after-tax impact on the difference between the aggregate of the estimated liability for pending cases and the estimated cost for the ten-year maximum mathematical projection or in the cost of an alternative settlement format, and the probable insurance recovery, would not be material either to the financial condition of the Company or to its liquidity, although it could be material to earnings if it is determined in a future period to be appropriate to record a reserve for this difference. The period in which such a reserve may be recorded and the amount of any reserve that may be appropriate cannot be determined at this time. Subject to the uncertainties and limitations referred to elsewhere in this note and based upon its experience and other factors referred to above, the Company believes it is probable that substantially all of the expenses and any liability payments associated with the asbestos-related property damage claims will be paid under an insurance coverage settlement agreement and through coverage from the outcome of the California insurance litigation.

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



                           --------------------------


TINS Litigation

In 1984, suit was filed against the Company in the U. S. District Court for the District of New Jersey (the "Court") by The Industry Network System, Inc.
(TINS), a producer of video magazines in cassette form, and Elliot Fineman, a consultant (Fineman and The Industry Network System, Inc. v. Armstrong World
            ----------------------------------------------------------------
Industries, Inc.,
----------------

C.A. No. 84-3837 JWB). At trial, TINS claimed, among other things, that the Company had improperly interfered with a tentative contract which TINS had with an independent distributor of the Company's flooring products and further claimed that the Company used its alleged monopoly power in resilient floor coverings to obtain a monopoly in the video magazine market for floor covering retailers in violation of federal antitrust laws. The Company denied all allegations. On April 19, 1991, the jury rendered a verdict in the case, which as entered by the court in its order of judgment, awarded the plaintiffs the alternative, after all post-trial motions and appeals were completed, of either their total tort claim damages (including punitive damages), certain pre-judgment interest, and post-judgment interest or their trebled antitrust claim damages, post-judgment interest and attorneys fees. The higher amount awarded to the plaintiffs as a result of these actions totaled $224 million in tort claim damages and pre-judgment interest, including $200 million in punitive damages.

On June 20, 1991, the Court granted judgment for the Company notwithstanding the jury's verdict, thereby overturning the jury's award of damages and dismissing the plaintiffs' claims with prejudice. Furthermore, on June 25, 1991, the Court ruled that, in the event of a successful appeal restoring the jury's verdict in the case, the Company would be entitled to a new trial on the matter.

On October 28, 1992, the United States Court of Appeals for the Third Circuit issued an opinion in Fineman v. Armstrong World Industries, Inc. (No. 91-5613).
                     ------------------------------------------
The appeal was taken to the Court of Appeals from the two June 1991 orders of the United States District Court in the case. In its decision on the plaintiff's appeal of these rulings, the Court of Appeals sustained the U. S. District Court's decision granting the Company a new trial, but overturned in certain respects the District Court's grant of judgment for the Company notwithstanding the jury's verdict.

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

On August 19, 1994, the jury returned a verdict in favor of the Company finding that the Company had not caused damages to TINS. The court subsequently entered judgment in the Company's favor based upon the verdict. TINS motion for a new trial based upon alleged inaccurate jury instructions and alleged improper evidentiary rulings during the trial, was denied and TINS filed an appeal with the U.S. Court of Appeals for the Third Circuit. On October 11, 1995, the case was argued before a panel of the U.S. Court of Appeals for the Third Circuit, and on October 20, 1995, the Court issued a Judgment Order affirming the 1994 District Court verdict in favor of the Company. On November 2, 1995, TINS filed a Petition for Rehearing by the same panel which was denied on December 5, 1995. On January 24, 1996, TINS filed a motion seeking further appellate review by the Circuit Court; that motion has been denied. Also denied was a motion by TINS before the District Court to rescind an earlier 1984 agreement of settlement. TINS has appealed this later decision to the Circuit Court, which has calendared the appeal for June 1997. If the denial of the motion were reversed on appeal, TINS could possibly be entitled to litigate claims that had been resolved by means of the settlement agreement.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Financial Condition
-------------------

As shown on the Consolidated Statements of Cash Flows (see page 5), cash provided by operating activities, supplemented by increases in short- and long-term debt and proceeds from exercised stock options, covered normal working capital requirements, purchases of property, plant, and equipment, payment of cash dividends, payments related to restructuring activities, acquisitions and investments in joint ventures.

Under the board-approved 5.5 million common share repurchase plan, Armstrong has repurchased approximately 2,714,000 shares through March 31, 1997, including 334,000 repurchased in the first quarter of this year. In addition, 112,700 ESOP shares were purchased since the beginning of the year. Total cash used for these first-quarter purchases was $30.9 million.

Working capital was $232.1 million as of March 31, 1997, $11.4 million lower than the $243.5 million recorded at year-end 1996. The reduction in working capital resulted primarily from the $33.6 million decrease in cash and the $14.2 million decrease in other assets. The working capital decrease was offset in part by higher levels of accounts receivable, inventories, short-term debt and current installments of long-term debt and income taxes. Higher sales levels later in the quarter, the extension of terms for buyers of Quest merchandising systems and the acquisition of receivables of Holmsund GOLV AB were the primary reasons for the $64.4 million increase in receivables. The $26.7 million increase in inventories was primarily related to the higher levels of laminate flooring products and residential sheet flooring products in advance of new product launches, the acquisition of inventories of Holmsund GOLV AB and the building of inventories in anticipation of higher seasonal sales.

The ratio of current assets to current liabilities was 1.62 to 1 as of March 31, 1997 compared with 1.76 to 1 as of December 31, 1996 primarily due to the higher levels of receivables, inventories and short-term debt and lower levels of cash in comparison to the end of 1996.

Long-term debt of $228.9 million, excluding the Company's guarantee of the ESOP loan, increased $9.5 million in the first quarter of 1997. At March 31, 1997 long-term debt represented 17.5 percent of total capital compared with 17.4 percent at the end of 1996. The March 31, 1997 and 1996 year-end ratios of total debt (including the Company's financing of the ESOP loan) as a percent of total capital were 40.3 percent and 37.2 percent, respectively.

The Company is involved in significant asbestos-related litigation which is described more fully under "Litigation" on pages 7-12 and which should be read in connection with this discussion and analysis. The Company does not know how many claims will be filed against it in the future, nor the details thereof or of pending suits not fully reviewed, nor the expense and any liability that may ultimately result therefrom, nor does the Company know whether the settlement class action will ultimately succeed, the number of individuals who ultimately will be deemed to have opted out or who could file claims outside the settlement class action, nor the annual claims flow caps to be negotiated after the initial ten-year period for the settlement class action or the compensation levels to be negotiated for such claims, nor whether, if needed, an alternative to the Georgine settlement vehicle may ultimately emerge, or the ultimate liability if such alternative does not emerge, or the scope of its non-products coverage ultimately deemed available.

Subject to the uncertainties and limitations referred to in note 2 to the financial statements and based upon its experience and other factors also referred to in that note, the Company believes that the estimated $132.0 million in liability and defense costs recorded on the balance sheet will be incurred to resolve an estimated 42,000 asbestos-related personal injury claims pending against the Company as of March 31, 1997. In addition to the currently estimated pending claims and claims filed by those who have opted out of the settlement class action, claims otherwise determined not to be subject to the settlement class action will be resolved outside the settlement class action. The Company does not know how many claims ultimately may be filed by claimants who have opted out of the class action or who are determined not to be subject to the settlement class action, or if the preliminary injunction is vacated, the number of claims that then would not be subject to the class action constraints.

An insurance asset in the amount of $132.0 million recorded on the balance sheet reflects the Company's belief in the availability of insurance in this amount to cover the liability in like amount referred to above. Such insurance has either been agreed upon or is probable of recovery through negotiation, alternative dispute resolution or litigation. A substantial portion of the insurance asset involves non-products insurance which is in alternative dispute resolution. While the Company is seeking resolution of the key issues in the alternative dispute resolution process during 1997, a shortfall may develop between available insurance and amounts necessary to pay claims that may occur in the third quarter of 1997 or possibly in the second quarter, depending on the timing of the availability of certain coverages. The Company believes such shortfall would not be material either to the financial condition of the Company or to its liquidity. The Company also notes that, based on maximum mathematical projections covering a ten-year period from 1994 to 2004, its estimated cost in Georgine reflects a reasonably possible additional liability of $245 million.
If Georgine is not ultimately approved, the Company believes that a claims resolution mechanism alternative to the Georgine settlement will likely be negotiated, albeit at a likely higher liability and defense costs. A portion of such additional liability may not be covered by the Company's ultimately applicable insurance recovery. However, the Company believes that any after-tax impact on the difference between the aggregate of the estimated liability for pending cases and the estimated cost for the ten-year maximum mathematical projection or in the cost of an alternative settlement format, and the probable insurance recovery, would not be material either to the financial condition of the Company or to its liquidity, although it could be material to earnings if it is determined in a future period to be appropriate to record a reserve for this difference. The period in which such a reserve may be recorded and the amount of any reserve that may be appropriate cannot be determined at this time. Subject to the uncertainties and limitations referred to elsewhere in this note and based upon its experience and other factors referred to above, the Company believes it is probable that substantially all of the expenses and any liability payments associated with the asbestos-related property damage claims will be paid under an insurance coverage settlement agreement and through coverage from the outcome of the California insurance litigation.

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

Consolidated Results
--------------------

Record first-quarter 1997 net sales of $518.3 million increased 3.4 percent from the $501.2 million of the first quarter 1996. Strength in commercial ceilings and floor tile in North America was the primary reason for the increase. By geographic region, North American sales increased 6.9 percent, Pacific Area sales grew 9.7 percent and European sales declined 4.1 percent. The European sales decline was principally due to the stronger U.S. dollar, continued relatively weak market conditions and competitive pressure in the Building and Industry Products segments.

Net earnings for the first-quarter 1997 were $45.5 million compared with $36.3 million for the same period in 1996, which had been adversely impacted by severe winter weather. Net earnings per share of common stock were $1.10 per share compared with $0.88 on a primary basis and $0.81 on a fully diluted basis for the first quarter of 1996.

Cost of goods sold as a percent of sales in the first quarter was 66.9 percent compared with 68.7 percent last year and 69.2 percent in the fourth-quarter 1996. The primary reasons for the decrease were the milder winter along with some lower raw material prices and continued productivity improvements.

In the first quarter of 1997, the effective tax rate was 33.4 percent and was unchanged from the first quarter of 1996.

Industry Segment Results
------------------------

In the floor coverings segment, sales were 5.2 percent higher than 1996's first quarter while operating income was up 23.3 percent. The majority of the sales increase was in U.S. commercial sales, sales through the home centers, and the addition of a new line of laminate floors. European sales increased, primarily due to growth in shipments into Eastern Europe. The operating income growth from the prior year reflects the increased sales and productivity improvements, which were partially offset by some higher U.S. raw material costs and startup costs for the laminate flooring business.

The building products segment recorded an increase in sales of 3.9 percent when compared with 1996's first quarter. North American sales increased due to strong unit growth in commercial ceilings and some selling price gains, but were somewhat offset by a sales decline in Europe which has been affected by a weak economy and competitive pressures. Pacific Area sales increased, assisted by customer shipments from the new Shanghai, China ceiling plant. Operating income increased 13.8 percent reflecting the increased sales, milder weather compared to 1996, improved productivity, some lower raw material costs and the increase in operating income from the WAVE grid joint venture.

Industry products 1997 first-quarter net sales, which decreased 2.6 percent when compared with 1996's first quarter, would have increased 2.6 percent without the translation effects of the stronger U.S. dollar. Insulation products recorded lower sales, which continued to be affected by the stronger U.S. dollar, soft economies in Europe and competitive pressures. Sales for the gasket and specialty paper business decreased due to a weaker automotive market. Operating income for the entire segment increased over 12 percent reflecting continued efforts to reduce manufacturing costs in the Insulation and Gasket and Specialty Paper Products businesses. Textile products reported an operating profit in the first quarter 1997 versus last year's operating loss.

In the ceramic tile segment, the first-quarter 1997 results of $0.7 million represent Armstrong's 33.6 percent share as of March 31, 1997 of the anticipated after-tax net income of Dal-Tile and the amortization of Armstrong's initial investment in Dal-Tile. Overall results reflect Dal-Tile's nearly flat year-on-year sales and additional operating costs related to the upgrading of their computer systems.

First quarter 1997 unallocated corporate expense decreased $6.3 million from 1996's first quarter due to corporate cost reductions resulting from earlier restructuring actions, lower consulting fees and some higher pension credits.

This Quarterly Report on Form 10-Q contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the Company's earnings, liquidity and financial conditions (including with respect to the ultimate outcome of the Company's asbestos-related litigation and in that regard the likelihood that an alternative to the Georgine settlement
                                                         --------
will be negotiated and that products insurance coverage will be available). Such forward-looking statements include statements using the words "believe," "expect," and "estimate" and similar expressions. Actual results may differ materially as a result of the uncertainties identified in connection with those statements or if the factors on which the Company's conclusions are based do not conform to the Company's expectations.

                        Independent Accountants' Report
                        -------------------------------

The Board of Directors
Armstrong World Industries, Inc.:

We have reviewed the condensed consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries as of March 31, 1997, and the related condensed consolidated statements of operations for the three-month period ended March 31, 1997, and 1996, and the condensed consolidated statements of cash flows for the three-month periods then ended. These condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of earnings, cash flows and shareholders' equity for the year then ended (not presented herein); and our report dated February 14, 1997, we have expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG PEAT MARWICK LLP



Philadelphia, Pennsylvania
May 12, 1997

                          Part II - Other Information
                          ---------------------------

Item 1.  Legal Proceedings
--------------------------

Information required by this item is presented in Note 2 of the notes to the Company's consolidated financial statements included in Part I, Item 1 hereof, and is incorporated herein by reference.

Item 5.  Other Information
--------------------------

The Company held its annual meeting of shareholders on April 28, 1997. The vote on each matter presented to the shareholders was as follows:

  1.  Election of Directors

                            For           Withheld
                            ---           --------
     Van C. Campbell     35,004,961        446,008
     J. Phillip Samper   34,992,603        446,008

  In addition, each of the following directors continued in office after the meeting: H. Jesse Arnelle, Donald C. Clark, George A. Lorch, E. Allen Deaver, James E. Marley, and Jerre L. Stead.

  2.  1993 Long-Term Stock Incentive Plan Amendment

                            For        Against      Abstain
                            ---        -------      -------

                        32,452,316    2,698,851     293,662

  3.  Shareholder Proposal to Modify the Company's Confidential Voting Policy

                            For        Against      Abstain     Broker Nonvotes
                            ---        -------      -------     ---------------

                        16,956,112   16,408,868     452,879        1,626,930

  The Shareholder proposal to Modify the Company's Confidential Voting Policy was not approved because it failed to receive the requisite majority of votes present in person or by proxy at the meeting.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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

                                        Armstrong World Industries, Inc.



                                        By:     /s/ L. A. Pulkrabek
                                           ------------------------------
                                           L. A. Pulkrabek, Senior
                                           Vice President, Secretary and
                                           General Counsel


                                        By:    /s/ B. A. Leech, Jr.
                                           -------------------------------
                                           B. A. Leech, Jr., Controller
                                           (Principal Accounting Officer)


Date:  May 12, 1997

                                 Exhibit Index
                                 -------------

Exhibit No.
-----------

No. 11(a)   Computation for Primary Earnings Per Share

No. 11(b)   Computation for Fully Diluted Earnings Per Share

No. 15      Letter re Unaudited Interim Financial Information

No. 27      Financial Data Schedule