Form 10-Q
period 1997-06-30
ARMSTRONG WORLD INDUSTRIES INC
filed 1997-08-13
CIK 7431

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1997
                               -----------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ----------------------      ---------------------

Commission file number                          1-2116
                       ---------------------------------------------------------

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

                                           Yes  X     No
                                              -----     -----


Number of shares of registrant's common stock outstanding as of July 28, 1997
-  40,747,912

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
                                   Unaudited


                                                         Three months                 Six months
                                                         ended June 30              ended June 30
                                                         -------------              -------------
                                                        1997         1996         1997           1996
                                                        ----         ----         ----           ----
NET SALES                                            $  577.4     $  563.2     $1,095.7       $1,064.4
Cost of goods sold                                      378.2        364.8        725.2          709.3
Selling, general and administrative expense             100.4        104.6        200.7          206.3
Equity (earnings) loss from affiliates                    0.9         (3.4)        (2.9)          (6.1)
Restructuring charges                                    --           46.5         --             46.5
                                                         ----         ----        -----          -----
Operating income                                         97.9         50.7        172.7          108.4

Interest expense                                          7.4          6.2         13.7           12.5
Other (income) expenses, net                             (0.1)        (1.2)         0.1           (4.3)
                                                         ----         ----          ---           ----
Earnings before income taxes (a)                         90.6         45.7        158.9          100.2
Income taxes                                             31.7         15.1         54.5           33.3
                                                         ----         ----         ----           ----

NET EARNINGS(b)                                      $   58.9     $   30.6     $  104.4       $   66.9
                                                     ========     ========     ========       ========

Net earnings per share of common stock (c)
     Primary                                         $   1.43     $   0.73     $   2.53       $   1.61
     Fully Diluted                                   $   1.43     $   0.68     $   2.53       $   1.48

Average number of common shares outstanding:
     Primary                                             41.3         37.2         41.4           37.3
     Fully diluted                                       41.3         42.3         41.4           42.5

Return on average common shareholders' equity            28.3%        14.6%        25.1%          16.2%


(a) Depreciation and amortization charged against earnings before income taxes amounted to $32.7 million and $65.0 million in the three months and six months ended June 30, 1997, and $30.3 million and $61.1 million in the three months and six months ended June 30, 1996.

(b)    Net earnings included:

       (i) The Company's share of the one-time charge incurred by Dal-Tile for uncollectible receivables and overstocked inventories of $5.1 million after-tax, or 13 cents per share for the three months and six months ended June 30, 1997.

       (ii) Restructuring charges of $29.6 million after-tax for the three months and six months ended June 30, 1996.

(c) In 1996, primary earnings per share for "net earnings" were determined by dividing the earnings, after deducting preferred dividends (net of tax benefit on unallocated ESOP shares), by the average number of common shares outstanding and shares issuable under stock options, if dilutive. Fully diluted earnings per share included the shares of common stock outstanding, as calculated above, and the adjustments to common shares and earnings required to portray the ESOP convertible preferred shares on an "if converted" basis unless the effect was antidilutive. During July 1996, the Employee Stock Ownership Plan (ESOP) and Retirement Savings Plan were merged resulting in the elimination of convertible preferred shares and an increase of common shares outstanding by 5.1 million.


See accompanying footnotes to the financial statements beginning on page 7.

              Armstrong World Industries, Inc., and Subsidiaries
                          Consolidated Balance Sheets
                             (amounts in millions)


                                                                  Unaudited
                                 Assets                         June 30, 1997  December 31, 1996
                                 ------                         -------------  -----------------
Current assets:
    Cash and cash equivalents                                    $   51.0         $   65.4
    Accounts receivable less allowance                              281.0            216.7
    Inventories:
       Finished goods                                            $  157.8         $  143.7
       Work in process                                               23.3             20.1
       Raw materials and supplies                                    52.6             41.9
                                                                     ----             ----

         Total inventories                                          233.7            205.7
    Income tax benefits                                              29.9             49.4
    Other current assets                                             30.6             27.3
                                                                     ----             ----

         Total current assets                                       626.2            564.5
Property, plant and equipment                                     1,986.8          1,938.9
    Less accumulated depreciation and amortization                1,018.7            974.9
                                                                  -------            -----

         Net property, plant and equipment                          968.1            964.0
Insurance for asbestos-related liabilities (a)                      133.4            141.6
Investment in affiliates (b)                                        215.3            204.3
Other noncurrent assets                                             285.1            261.2
                                                                    -----            -----

         Total assets                                            $2,228.1         $2,135.6
                                                                 ========         ========


                Liabilities and Shareholders' Equity
                ------------------------------------
Current liabilities:
    Short-term debt                                              $   60.3         $   14.5
    Current installments of long-term debt                           27.2             13.7
    Accounts payable and accrued expenses                           258.1            273.3
    Income taxes                                                     30.7             19.5
                                                                     ----             ----

        Total current liabilities                                   376.3            321.0

Long-term debt                                                      227.1            219.4
ESOP loan guarantee                                                 212.0            221.3
Postretirement and postemployment benefits                          248.7            247.6
Asbestos-related liabilities (a)                                    133.4            141.6
Other long-term liabilities                                         154.9            151.9
Deferred income taxes                                                37.3             30.5
Minority interest in subsidiaries                                    18.1             12.3
                                                                     ----             ----

      Total noncurrent liabilities                                1,031.5          1,024.6

Shareholders' equity:
    Common stock                                                     51.9             51.9
    Capital in excess of par value                                  162.1            162.1
    Reduction for ESOP loan guarantee                              (212.6)          (217.4)
    Retained earnings                                             1,293.7          1,222.6
    Foreign currency translation (c)                                  4.6             17.3
    Treasury stock                                                 (479.4)          (446.5)
                                                                   -------          -------

        Total shareholders' equity                                  820.3            790.0
                                                                    -----            -----

        Total liabilities and shareholders' equity               $2,228.1         $2,135.6
                                                                 ========         ========


See page 4 for explanation of references (a), (b) and (c). Also see accompanying footnotes to the financial statements beginning on page 7.

(a) The asbestos-related liability in the amount of $133.4 million represents the estimated liability and defense cost to resolve approximately 37,000 personal injury claims pending against the Company as of the end of the second quarter 1997. The insurance asset in the amount of $133.4 million reflects the Company's belief in the availability of insurance in an amount covering the liability. See Note 2 beginning on page 7 for additional details.

(b) Investment in affiliates is primarily comprised of the 34.4 percent ownership of Dal-Tile as of June 30, 1997, and the 50.0 percent interest in the WAVE joint venture.

(c) Foreign currency translation, reported as a separate component of shareholders' equity, is detailed as follows:

       Balance at beginning of year                             $17.3

       Six months' translation adjustments and
         hedging of foreign investments                         (12.7)

       Allocated income taxes                                     --
                                                                -----

       Balance at June 30, 1997                                 $ 4.6
                                                                =====


              Armstrong World Industries, Inc., and Subsidiaries
               Consolidated Statements of Cash Flows--Unaudited
               ------------------------------------------------
                             (amounts in millions)


                                                                                                         Six Months Ended
                                                                                                             June 30
                                                                                                   ---------------------------
                                                                                                     1997               1996
                                                                                                     ----               ----
Cash flows from operating activities:
   Net earnings                                                                                     $ 104.4          $  66.9
   Adjustments to reconcile net earnings to net cash
       (used for) provided by operating activities:
     Depreciation and amortization                                                                     65.0             61.1
     Deferred income taxes                                                                              8.9             (2.2)
   Equity change in affiliates                                                                         (0.8)            (5.6)
   Loss from restructuring activities                                                                  --               46.5
   Restructuring payments                                                                             (14.5)           (18.8)
   Changes in operating assets and liabilities net of
         effect of restructuring and acquisitions:
         (Increase) in receivables                                                                    (64.2)           (31.1)
         (Increase) in inventories                                                                    (24.2)            (4.1)
         Decrease (increase) in other current assets                                                   15.3            (10.1)
         (Increase) in other noncurrent assets                                                        (26.0)           (31.8)
         Increase (decrease) in accounts payable
           and accrued expenses                                                                         3.5            (12.2)
         Increase in income taxes payable                                                              12.2             14.7
         Increase in other long-term liabilities                                                        9.1              7.5
         Other, net                                                                                    (0.9)            (4.6)
                                                                                                     ------           ------

Net cash provided by operating activities                                                              87.8             76.2
                                                                                                     ------           ------

Cash flows from investing activities:
   Purchases of property, plant and equipment                                                         (63.7)          (110.0)
   Investment in computer software                                                                     (5.7)            (3.7)
   Acquisitions and investment in joint ventures                                                      (16.6)              --
   Proceeds from the sale of land and facilities/divestitures                                           5.8              0.4
                                                                                                        ---              ---

Net cash (used for) investing activities                                                              (80.2)          (113.3)
                                                                                                     ------          -------

Cash flows from financing activities:
   Increase (decrease) in short-term debt, net                                                         43.5             (6.4)
   Issuance of long-term debt                                                                           7.2               --
   Reduction of long-term debt                                                                          --             (40.0)
   Cash dividends paid                                                                                (34.3)           (37.0)
   Preferred stock redemption                                                                           --             (18.4)
   Purchase of common stock for the treasury                                                          (37.8)           (32.9)
   Proceeds from exercised stock options                                                                4.2              2.6
   Other, net                                                                                          (0.3)            (4.2)
                                                                                                     ------           ------

Net cash (used for) financing activities                                                              (17.5)          (136.3)
                                                                                                     ------          -------

Effect of exchange rate changes on cash and cash equivalents                                           (4.5)            (0.6)
                                                                                                      -----            -----
Net (decrease) in cash and cash equivalents                                                          $(14.4)         $(174.0)
                                                                                                     ------           ------
Cash and cash equivalents at beginning of period                                                     $ 65.4          $ 256.9
                                                                                                     ------          -------
Cash and cash equivalents at end of period                                                           $ 51.0          $  82.9
                                                                                                     ------          -------
--------------------------------------------------------------------------------------------------------------------------------
Supplemental cash flow information:
Interest paid                                                                                        $ 11.0          $  11.0
Income taxes paid                                                                                    $ 19.1          $  32.8
--------------------------------------------------------------------------------------------------------------------------------


Supplemental schedule of non-cash investing and financing activities:
  The Company purchased 51 percent of the capital stock of Holmsund Golv AB in March 1997 for $0.8 million and 60 percent of the capital stock of the Parafon AB ceilings joint venture in April 1997 for $3.4 million. In conjunction with the acquisitions, assets acquired and liabilities assumed were as follows (millions):

    Fair value of assets acquired                   $32.6
    Cash paid for the capital stock                   4.2
    Minority interest                                 2.8
    Debt assumed                                     17.6
                                                     ----
      Other long-term liabilities assumed           $ 8.0
                                                    =====


See accompanying notes to the financial statements beginning on page 7.

              Armstrong World Industries, Inc., and Subsidiaries
                        Industry Segment Financial Data
                        -------------------------------
                             (amounts in millions)

                                   Unaudited


                                                          Three Months                  Six months
                                                          ended June 30                ended June 30
                                                          -------------                -------------
                                                        1997         1996            1997         1996
                                                        ----         ----            ----         ----
Net trade sales:
---------------
Floor coverings                                      $  303.1     $  300.2        $  555.5     $  540.2
Building products                                       190.0        179.4           372.0        354.5
Industry products                                        84.3         83.6           168.2        169.7
                                                         ----         ----           -----        -----
   Total net sales                                   $  577.4     $  563.2        $1,095.7     $1,064.4
                                                     ========     ========        ========     ========


Operating income:(1)
----------------
Floor coverings                                      $   56.1     $   48.0        $   89.1     $   74.7
Building products                                        30.8         18.7            60.1         44.5
Industry products                                        14.0          5.0            25.2         15.0
Ceramic tile                                             (4.2)         1.1            (3.5)         2.0
Unallocated corporate (expense)                           1.2        (22.1)            1.8        (27.8)
                                                          ---        -----             ---        -----
   Total operating income                            $   97.9     $   50.7        $  172.7     $  108.4
                                                     ========     ========        ========     ========


(1) Restructuring and one-time charges
    ----------------------------------
included in operating income:
----------------------------
Floor coverings                                      $   --       $   14.5        $   --       $   14.5
Building products                                        --            8.3            --            8.3
Industry products                                        --            4.0            --            4.0
Ceramic tile (a)                                          5.5         --               5.5         --
Unallocated corporate expense                            --           19.7            --           19.7
                                                         ----         ----            ----         ----
  Total restructing and one-time
     charges in operating income                     $    5.5     $   46.5         $   5.5     $   46.5
                                                     ========     ========         =======     ========


(a) The ceramic tile pre-tax charge reflects the Company's 34.4 percent share of a Dal-Tile one-time charge for uncollectible receivables and overstocked inventories.

Note 1. Operating results for the second quarter and first six months of 1997,
------
compared with the corresponding periods of 1996 included in this report, are unaudited. However, these results have been reviewed by the Company's independent public accountants, KPMG Peat Marwick LLP, in accordance with the established professional standards and procedures for a limited review.

The accounting policies used in preparing these statements are the same as those used in preparing the Company's consolidated financial statements for the year ended December 31, 1996. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report and Form 10-K for the fiscal year ended December 31, 1996. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Three and six months' results are not necessarily indicative of annual earnings.

Note 2.
------
OVERVIEW OF ASBESTOS-RELATED LEGAL PROCEEDINGS

Personal Injury Litigation

The Company is one of many defendants in approximately 37,000 pending claims as of June 30, 1997, alleging personal injury from exposure to asbestos.

Although the Georgine Class Action, described below, is no longer in effect, approximately 5,000 Georgine claims that had been processed may be administratively resolved for the Company by the Center for Claims Resolution ("Center"). The Company anticipates a significant number of new claims as a result of the loss of the Georgine injunction, including approximately 30,000 that were filed against the Company but were subject to the injunction, as well as those filed in the tort system against other defendants (and not against Center members) while Georgine was pending.

Nearly all the claims, except those in Georgine, seek general and punitive damages arising from alleged exposures, at various times, from World War II onward, to asbestos-containing products. Claims against the Company generally involve allegations of negligence, strict liability, breach of warranty and conspiracy with respect to its involvement with asbestos-containing insulation products. The Company discontinued the sale of all such products in 1969. The claims also allege that injury may be determined many years (up to 40 years) after first exposure to asbestos. Nearly all suits name many defendants, and over 100 different companies are reportedly involved. The Company believes that many current plaintiffs are unimpaired. Some courts have consolidated groups of cases for trial, which the Company has generally opposed as unfair. A large number of claims have been put on inactive lists, settled, dismissed or otherwise resolved, and the Company is generally involved in all stages of claims resolution and litigation, including trials and appeals. The number of pending cases has decreased during the past several years in substantial part due to Georgine, and with the loss of Georgine, that number is expected to increase. Neither the rate of future dispositions nor the number of future potential unasserted claims can reasonably be predicted at this time.

Attention has been given by various parties to securing a comprehensive resolution of pending and future claims. In 1991, the Judicial Panel for Multidistrict Litigation ordered the transfer of all pending federal cases to the Eastern District of Pennsylvania in Philadelphia for pretrial purposes. The Company supported this transfer. Some cases are periodically released for trial, although the issue of punitive damages is retained by the transferee Court. That Court has been instrumental in having the parties resolve large numbers of cases in various jurisdictions and has been receptive to different approaches to the resolution of claims. Personal injury claims filed in state courts have not been directly affected by the transfer, although most recent cases have been filed in state courts.

Georgine Settlement Class Action

Georgine v. Amchem was a settlement class action that included essentially all
------------------
future personal injury claims against members of the Center, including the Company. It was filed in the Eastern District of Pennsylvania, on January 15, 1993, along with a joint motion for conditional class certification. It was designed to establish a non-litigation system for the resolution of such claims, and offered a method for prompt compensation to claimants who were occupationally exposed to asbestos if they met certain exposure and medical criteria. Compensation amounts were derived from historical settlement data.
No punitive damages were to be paid under the proposed settlement. The settlement was designed to, among other things, minimize transactional costs, including attorneys fees, expedite compensation to claimants with qualifying claims, and to relieve the courts of the burden of handling future claims.

The District Court, after exhaustive discovery and testimony, approved the settlement class action, but the U.S. Court of Appeals for the Third Circuit reversed that decision, and the reversal was sustained by the U.S. Supreme Court in a decision issued on June 25, 1997. The Supreme Court upheld the Court of Appeals' ruling that the settlement class did not meet the requirements for class certification under Federal Rule of Civil Procedure 23. The preliminary injunction which remained in place while the case was pending in the Supreme Court, was vacated on July 21, 1997, resulting in immediate reinstatement of the filed and enjoined cases and loss of the bar against filing of claims in the tort system by formerly enjoined class members. In due course, the consequences from the loss of the injunction will result in presently undeterminable, but likely higher, liability and defense costs. The Company believes that an alternative claims resolution mechanism is likely eventually to emerge.

Insurance Coverage/Wellington Agreement

The Company's primary and excess insurance carriers have provided product hazard defense and indemnity coverage for personal injury claims, and are providing similar coverage for property damage claims.

Various insurance contracts also provide for non-products (general liability) coverage for personal injury claims. Most products hazard coverage for personal injury claims has been exhausted. The insurance carriers that currently provide coverage or whose policies have provided or are believed to provide personal injury products and non-products or property damage coverages are as follows:
Reliance Insurance Company; Aetna Casualty and Surety Company; Liberty Mutual Insurance Companies; Travelers Insurance Company; Fireman's Fund Insurance Company; Insurance Company of North America; Lloyds of London; various London market companies; Fidelity and Casualty Insurance Company; First State Insurance Company; U.S. Fire Insurance Company; Home Insurance Company; Great American Insurance Company; American Home Assurance Company and National Union Fire Insurance Company (known as the AIG Companies); Central National Insurance Company; Interstate Insurance Company; Puritan Insurance Company; and Commercial Union Insurance Company. Midland Insurance Company, an excess carrier that provided $25 million of personal injury products hazard coverage, is insolvent. Certain London companies and certain excess carriers for property damage claims only are also insolvent. The Company is pursuing claims against insolvents in a number of forums.

The Company and 52 other companies (defendants in the litigation and certain of their insurers) signed the 1985 Agreement Concerning Asbestos-Related Claims ("Wellington Agreement"). This Agreement provided for a final settlement of nearly all disputes concerning insurance for personal injury claims between the Company and three primary and seven excess insurers. The other primary insurer agreed to pay into the Wellington Asbestos Claims Facility ("Facility"). The Wellington Agreement provided coverage for claims that trigger policies in the insurance coverage period; both defense and indemnity are covered and there are no deductibles in the coverage period. The Wellington Agreement addresses both products hazard and non-products (general liability) coverages.

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

Center for Claims Resolution

Following dissolution of the Facility, the Center was created in October 1988 by 21 former members of the Facility, including the Company. Insurance carriers did not become members, although a number signed an agreement to provide approximately 70% of the Center's operational costs during its first year of operation; they are represented ex officio on the Center's governing board. The Center adopted many of the conceptual features of the Facility, and the insurers generally provide coverage under the Wellington Agreement. The Center has revised the formula for shares of liability payments and defense costs over time and has defended the members' interests and addressed the claims in a manner consistent with the prompt, fair resolution of meritorious claims. An increase in the utilization of the Company's insurance occurred as a result of Georgine and the commitment at the time to attempt to resolve pending claims within five years. The share adjustments have resulted in some increased liability share for the Company. The Center members annually have reached agreement with the insurers relating to the continuing operation of the Center and expect that the insurers will provide funding for the Center's operating expenses for its tenth year of operation.

A substantial portion of the Company's insurance asset involves non-products insurance which is in alternate dispute resolution. Although the Company is seeking resolution of key issues in the alternate dispute resolution process during 1997, a shortfall has developed between available insurance and amounts necessary to pay claims beginning in the third quarter of 1997. This shortfall will be established as a receivable pending resolution of the nonproducts insurance coverage issues described below. The Company does not believe that this shortfall will be material either to the financial condition of the Company or to its liquidity. No forecast can be made for future years regarding either the rate of claims, the rate of pending and future claims resolution by the Center, or the rate of utilization of insurance that may be obtained through the alternative dispute resolution process.

California Insurance Coverage Lawsuit

The trial court issued final decisions in various phases in the insurance lawsuit filed by the Company in California, including a decision that the trigger of coverage for personal injury claims was continuous from exposure through death or filing of a claim. The court also found that a triggered insurance policy should respond with full indemnification up to policy limits. The court concluded that any defense obligation ceases upon exhaustion of policy limits. Although not as comprehensive, another decision established favorable defense and indemnity coverage for property damage claims, providing coverage during the period of installation and any subsequent period in which a release of fibers occurred. The California appellate courts substantially upheld the trial court, and that insurance coverage litigation is now concluded. The Company has resolved personal injury products hazard coverage matters with all of its solvent carriers except one small excess carrier, as well as all property damage coverages.

After concluding the last phase of the trial, the Company and a carrier with primary and excess coverages reached a settlement agreement in 1989. Under that agreement, coverage was provided for personal injury and property damage claims. The parties also agreed that a certain minimum and maximum percentage of indemnity and defense costs for personal injury claims would be allocated to non-products (general liability) coverage, with the percentage to be negotiated or determined in an alternative dispute resolution process.

Non-Products Insurance Coverage

Non-products (general liability) insurance coverage for personal injury claims is included in the Company's primary and a number of excess policies for certain types of claims. The Wellington Agreement and the 1989 settlement agreement referred to above include provisions for non-products claims, which include, among others, those that involve exposure during installation of asbestos materials. An Alternative Dispute Resolution process under the Wellington Agreement is underway against certain carriers to determine the percentage of resolved and unresolved claims that are non-products claims and to establish the entitlement to such coverage. The additional non-products coverage potentially available is substantial, and at the primary level, includes defense costs in addition to limits. All the carriers raise various defenses against coverage, including contractual defenses, waiver, laches and statutes of limitations. One primary carrier alleges that it is no longer bound by the Wellington Agreement, and another alleges that the Company agreed to limit its claims for non-products coverage against that carrier when the Wellington Agreement was signed. The Alternative Dispute Resolution process is in the trial phase of binding arbitration. Other proceedings against several non-Wellington carriers may become necessary.

ACandS, Inc., a former subsidiary of the Company, has coverage rights under some of the Company's insurance policies for insurance periods, and has accessed coverage on the same basis as the Company. It was a subscriber to the Wellington Agreement, but is not a member of the Center. The Company and ACandS, Inc., entered into an agreement that reserved for ACandS, Inc.'s use a certain amount of insurance from the joint policies.

Based upon the Company's experience in this litigation and the disputes with its insurance carriers, a reserve was recorded in June 1983 to cover then-estimated potential personal injury liability, legal and administrative costs that were not covered under the then-existing insurance Interim Agreement, cost of litigation against insurance carriers, and other factors involved in such litigation. At the time of the Wellington Agreement, the reserve was reduced by the portion associated with pending claims. In the 1989 settlement referenced above, the Company received $11.0 million, of which approximately $6.6 million was recorded as an increase to that reserve. Future costs of insurance litigation and other legal costs indirectly related to the litigation will be expensed outside the reserve.

Certain co-defendant companies have filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. As a consequence, litigation against them (with some exceptions) has been stayed or restricted. Due to the uncertainties involved, the long-term effect of these proceedings on the litigation cannot be predicted.

Property Damage Litigation

The Company is also one of many defendants in 11 pending claims as of June 30, 1997, brought by public and private building owners. These claims include allegations of damage to buildings caused by asbestos-containing products and generally claim compensatory and punitive damages and equitable relief, including reimbursement of expenditures, for removal and replacement of such products. The claims appear to be aimed at friable (easily crumbled) asbestos-containing products, although allegations encompass all asbestos-containing products, including previously installed asbestos-containing resilient flooring. Among the lawsuits that have been resolved are four class actions, each involving a distinct class of building owner: public and private schools; Michigan state public and private schools; colleges and universities; and private property owners who leased facilities to the federal government. The Company vigorously denies the validity of the allegations against it in these claims. These suits and claims were not handled by the Facility or the Center. Defense and indemnity coverage has been resolved in the California insurance coverage lawsuit.

Conclusions

The Company does not know how many claims will be filed against it in the future, or the details thereof or of pending suits not fully reviewed, or the expense and any liability that may ultimately result therefrom, or whether an alternative to the Georgine settlement vehicle may emerge, or the ultimate liability if such alternative does not emerge, or the scope of its non-products coverage ultimately deemed available.

Subject to the uncertainties, limitations and other factors referred to in this note and based upon its experience, the Company believes that an estimated $133.4 million in liability and defense costs recorded on the balance sheet will be incurred to resolve the approximately 37,000 personal injury claims pending against the Company as of June 30, 1997. It is estimated that approximately 30,000 additional cases filed against the Company but subject to the Georgine injunction have now become free of the injunction; as to these cases, no estimate can be made at this time.

An insurance asset in the amount of $133.4 million recorded on the balance sheet reflects the Company's belief in the availability of insurance in this amount to cover the liability in like amount referred to above. Such insurance is probable of recovery through negotiation, alternative dispute resolution or litigation. A substantial portion of the insurance asset involves non-products insurance which is in alternative dispute resolution. The Company is pursuing alternative dispute resolution which it believes will not be resolved until 1998 or later. A shortfall has developed between available insurance and amounts necessary to pay claims, beginning in the third quarter of 1997. This shortfall will be established as a receivable pending resolution of the nonproducts insurance coverage issues described below. The Company does not believe that such shortfall will be material either to the financial condition of the Company or to its liquidity.

The Company also notes that, based on maximum mathematical projections covering a ten-year period from 1994 to 2004, its estimated cost in Georgine reflected a reasonably possible additional liability of $245 million. The Company believes that a claims resolution mechanism alternative to the Georgine settlement will eventually emerge, albeit at likely higher liability and defense costs than the earlier maximum mathematical projection in Georgine. A portion of such liability may not be covered by the Company's ultimately applicable insurance recovery. However, the Company believes that any after-tax impact on the difference between the aggregate of the estimated liability for pending cases and the cost of a claims resolution mechanism alternative to the Georgine settlement (calculated on a comparable ten-year maximum mathematical projection), and the probable insurance recovery, would not be material either to the financial condition of the Company or to its liquidity, although it could be material to earnings if it is determined in a future period to be appropriate to record a reserve for this difference. The period in which such a reserve may be recorded and the amount of any reserve that may be appropriate cannot be determined at this time. Subject to the uncertainties, limitations and other factors referred to elsewhere in this note and based upon its experience, the Company believes it is probable that substantially all of the expenses and any liability payments associated with the property damage claims will be paid under an insurance coverage settlement agreement and through coverage from the outcome of the California insurance litigation.

Even though uncertainties still remain as to the potential number of unasserted claims, liability resulting therefrom, and the ultimate scope of its insurance coverage, after consideration of the factors involved, including the Wellington Agreement and settlements with other insurance carriers, the results of the California insurance coverage litigation, the remaining reserve, the establishment of the Center, the likelihood that an alternative to the Georgine settlement will eventually emerge, and its experience, the Company believes the asbestos-related claims against the Company would not be material either to the financial condition of the Company or to its liquidity, although as stated above, the net effect of any future liabilities recorded in excess of insurance assets could be material to earnings in such future period.


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

On August 19, 1994, the jury returned a verdict in favor of the Company finding that the Company had not caused damages to TINS. The court subsequently entered judgment in the Company's favor based upon the verdict. TINS motion for a new trial based upon alleged inaccurate jury instructions and alleged improper evidentiary rulings during the trial, was denied and TINS filed an appeal with the U.S. Court of Appeals for the Third Circuit. On October 11, 1995, the case was argued before a panel of the U.S. Court of Appeals for the Third Circuit, and on October 20, 1995, the Court issued a Judgment Order affirming the 1994 District Court verdict in favor of the Company. On November 2, 1995, TINS filed a Petition for Rehearing by the same panel which was denied on December 5, 1995. On January 24, 1996, TINS filed a motion seeking further appellate review by the Circuit Court; that motion has been denied. Also denied was a motion by TINS before the District Court to rescind an earlier 1984 agreement of settlement. TINS appealed this later decision to the Circuit Court, which further confirmed the District Court's denial. If the denial of the motion is reversed on appeal, TINS could possibly be entitled to litigate claims that had been resolved by means of the settlement agreement.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
of Operations
-------------

Financial Condition
-------------------

As shown on the Consolidated Statements of Cash Flows (see page 5), the Company had cash and cash equivalents of $51.0 million at June 30, 1997. Cash provided by operating activities, supplemented by increases in short- and long-term debt, covered normal working capital requirements, purchases of property, plant, and equipment, payment of cash dividends and repurchase of shares.

Cash provided by operating activities for the six months ended June 30, 1997 was $87.8 million compared with $76.2 million for the comparable period of 1996.
The increase is primarily due to the higher level of earnings before non-cash charges, partially offset by increased working capital requirements. Working capital was $249.9 million as of June 30, 1997, $17.8 million higher than the $232.1 million recorded at the end of the first quarter of 1997 and $6.4 million higher than the $243.5 million recorded at year-end 1996. The ratio of current assets to current liabilities was 1.66 to 1 as of June 30, 1997 compared with
1.62 to 1 as of March 31, 1997 and 1.76 to 1 as of December 31, 1996. The ratio decrease from December 31, 1996 is primarily due to higher levels of short-term debt caused by a delay in international cash repatriation, increased working capital requirements and acquisition activities. Also contributing to the working capital ratio decrease were higher seasonal levels of inventories and receivables, and additional inventories and receivables from this year's acquisitions of the Holmsund flooring and Parafon ceilings joint ventures and the startup of the laminate flooring.

Net cash used for investing activities was $80.2 million for the six months ended June 30, 1997 compared with $113.3 million in 1996, primarily due to lower capital expenditures which were partially offset by additional acquisitions and investments in joint ventures.

Net cash used for financing activities was $17.5 million for the six months ended June 30, 1997 as cash provided by higher levels of short-term debt and issuance of long-term debt was offset by cash used for payment of dividends and repurchase of stock. For the comparable period in 1996, net cash used for financing activities was $136.3 million as cash was used to reduce long-term debt and redeem outstanding preferred stock in addition to the payment of dividends and repurchase of stock. Long-term debt, excluding the Company's guarantee of the ESOP loan, increased slightly in the first six months of 1997. At June 30, 1997 long-term debt of $227.1 million, or 16.9 percent of total capital, compared with $219.4 million, or 17.4 percent of total capital, at the end of 1996. The June 30, 1997 and 1996 year-end ratios of total debt (including the Company's financing of the ESOP loan) as a percent of total capital were 39.1 percent and 37.2 percent, respectively.

Under the board-approved 5.5 million common share repurchase plan, the Company has repurchased approximately 2,789,000 shares through June 30, 1997, including 409,000 repurchased in the first six months of this year. In addition, 143,000 ESOP shares were purchased since the beginning of the year.

It is management's opinion that the Company has sufficient financial strength to warrant the required support from lending institutions and financial markets.

The Company is involved in significant asbestos-related litigation which is described more fully under "Litigation" on pages 7-11 and which should be read in connection with this discussion and analysis. The Company does not know how many claims will be filed against it in the future, or the details thereof or of pending suits not fully reviewed, or the expense and any liability that may ultimately result therefrom, or whether an alternative to the Georgine settlement vehicle may emerge, or the ultimate liability if such alternative does not emerge, or the scope of its non-products coverage ultimately deemed available.

Subject to the uncertainties, limitations and other factors referred to in this note and based upon its experience, the Company believes that an estimated $133.4 million in liability and defense costs recorded on the balance sheet will be incurred to resolve the approximately 37,000 personal injury claims pending against the Company as of June 30, 1997. It is estimated that approximately 30,000 additional cases filed against the Company but subject to the Georgine injunction have now become free of the injunction; as to these cases, no estimate can be made at this time.

An insurance asset in the amount of $133.4 million recorded on the balance sheet reflects the Company's belief in the availability of insurance in this amount to cover the liability in like amount referred to above. Such insurance is probable of recovery through negotiation, alternative dispute resolution or litigation. A substantial portion of the insurance asset involves non-products insurance which is in alternative dispute resolution. The Company is pursuing alternative dispute resolution which it believes will not be resolved until 1998 or later. A shortfall has developed between available insurance and amounts necessary to pay claims, beginning in the third quarter of 1997. This shortfall will be established as a receivable pending resolution of the nonproducts insurance coverage issues described below. The Company does not believe that such shortfall will be material either to the financial condition of the Company or to its liquidity.

The Company also notes that, based on maximum mathematical projections covering a ten-year period from 1994 to 2004, its estimated cost in Georgine reflected a reasonably possible additional liability of $245 million. The Company believes that a claims resolution mechanism alternative to the Georgine settlement will eventually emerge, albeit at likely higher liability and defense costs than the earlier maximum mathematical projection in Georgine. A portion of such liability may not be covered by the Company's ultimately applicable insurance recovery. However, the Company believes that any after-tax impact on the difference between the aggregate of the estimated liability for pending cases and the cost of a claims resolution mechanism alternative to the Georgine settlement (calculated on a comparable ten-year maximum mathematical projection), and the probable insurance recovery, would not be material either to the financial condition of the Company or to its liquidity, although it could be material to earnings if it is determined in a future period to be appropriate to record a reserve for this difference. The period in which such a reserve may be recorded and the amount of any reserve that may be appropriate cannot be determined at this time. Subject to the uncertainties, limitations and other factors referred to elsewhere in this note and based upon its experience, the Company believes it is probable that substantially all of the expenses and any liability payments associated with the property damage claims will be paid under an insurance coverage settlement agreement and through coverage from the outcome of the California insurance litigation.

Even though uncertainties still remain as to the potential number of unasserted claims, liability resulting therefrom, and the ultimate scope of its insurance coverage, after consideration of the factors involved, including the Wellington Agreement and settlements with other insurance carriers, the results of the California insurance coverage litigation, the remaining reserve, the establishment of the Center, the likelihood that an alternative to the Georgine settlement will eventually emerge, and its experience, the Company believes the asbestos-related claims against the Company would not be material either to the financial condition of the Company or to its liquidity, although as stated above, the net effect of any future liabilities recorded in excess of insurance assets could be material to earnings in such future period.

Tender Offer for Domco Inc.

On June 9, 1997, the Company announced its intention to commence an all cash offer to purchase all the outstanding common shares of Domco Inc., a Canadian corporation ("Domco") at CDN $23 per share for a total purchase price of CDN $488 million. The offer includes an offer for Domco's convertible debentures, warrants and other convertible securities on an equivalent basis. The offer was initially conditioned upon a minimum of 66-2/3% of the outstanding common shares on a fully-diluted basis being tendered in the offer by July 14, approval of the appropriate regulatory authorities and other customary conditions. On July 2, the Company lowered the minimum condition to 51% of the outstanding shares on a fully diluted basis and extended the offer to August 15.

Consolidated Results
--------------------

Second-quarter net sales of $577.4 million were 2.5 percent higher when compared with net sales of $563.2 million in the second quarter of 1996. The continuing adverse affect of translating foreign currency to U.S. dollars reduced sales by about 1.1 percentage points. Second-quarter additions of the European Holmsund flooring and Parafon soft-fiber ceilings joint ventures, along with sales growth in laminate flooring and the worldwide non-residential and U.S. home center businesses, offset the continuing softness in the residential businesses. All three geographic areas -- Americas, Europe and Pacific -- recorded sales growth.

Second-quarter net earnings were $58.9 million and included a $5.1 million after-tax loss (13 cents per share) for the Company's share of the one-time charge incurred by Dal-Tile International Inc. (in which the Company has a 34.4 percent equity interest) primarily for uncollectible receivables and overstocked inventories. These results compare with $30.6 million recorded in 1996's second quarter which included restructuring charges of $29.6 million after tax (70 cents per share on a fully diluted basis). Earnings per share were $1.43 compared with 73 cents per share on a primary basis and 68 cents per share on a fully diluted basis for the second quarter of 1996.

Cost of goods sold in the second quarter was 65.5 percent of sales, slightly higher than the 64.8 percent in the second quarter of 1996. Continued productivity improvements were more than offset by some promotional pricing actions. Second-quarter selling, general and administrative expenses were 17.4 percent of sales compared with 18.6 percent in 1996, reflecting the benefits of previous cost reduction efforts and the effect of a stronger U.S. dollar in 1997.

Severance payments charged against restructuring reserves were $14.0 million in the first six months of 1997 relating to the elimination of 323 positions of which 184 terminations occurred since the beginning of 1997. As of June 30, 1997 $20.6 million remained in this reserve for restructuring actions.

First-half 1997 sales were $1.10 billion, an increase of 2.9 percent over last year's first-half sales of $1.06 billion. Net earnings for the first six months were $104.4 million, or $2.53 per share, compared with $66.9 million, or $1.61 per share on a primary basis and $1.48 per share on a fully diluted basis. Last year's earnings included the previously mentioned after-tax restructuring charges of $29.6 million (70 cents per share on a fully diluted basis).

Armstrong's effective tax rate for the first half 1997 was 34.3 percent compared with the 33.4 percent rate in the first quarter 1997. The tax rate increase was primarily due to lower than anticipated annual earnings from Dal-Tile.

Industry Segment Results:
------------------------

Worldwide second-quarter sales in the floor coverings segment increased 1 percent primarily due to the addition of the laminate and Holmsund product lines and higher sales in U.S. non-residential tile and manufactured homes products. Residential sheet sales declined, adversely affected by a general weakness in high-end professionally-installed flooring sold through the retail channel, some shift toward alternative flooring products and consolidation of the wholesaler distribution channel with resulting one-time inventory reductions. Sales through the home center channel continue to increase from last year, however, at a slower rate. Second-quarter operating income of $56.1 million increased $8.1 million from last year's $48.0 million in the second quarter which included a $14.5 million restructuring charge. These results reflect a trend towards lower margin products, some promotional pricing and start-up losses in the new laminate category.

Second-quarter sales in the building products segment increased almost 6 percent. In the America's, U.S. non-residential sales increased through volume and price realization while sales declined in the retail segment. Western European sales continued to decline; however, additional growth came from the Parafon ceilings joint venture and continued penetration in the Eastern European area. Second-quarter operating income of $30.8 million increased $12.1 million from last year's $18.7 million in the second quarter which included an $8.3 million restructuring charge. The majority of the increase in this segment, excluding the restructuring charge, was in the Americas which benefited from the non-residential sales increases, lower raw material costs and the increase in profits realized from the WAVE grid joint venture.

Worldwide industry products segment sales increased almost 1 percent when compared with 1996's second quarter; however, without the impact of the stronger U.S. dollar, sales would have increased 6 percent. Operating income of $14.0 million increased $9.0 million from last year's $5.0 million in the second quarter which included a $4.0 million restructuring charge. The majority of the increase, excluding the restructuring charge, occurred in Insulation Products due to higher sales and lower non-manufacturing expenses. Textile Products continued to report an operating income in 1997 compared with an operating loss in 1996.

The ceramic tile segment's second-quarter results represent Armstrong's 34.4 percent share of the anticipated after-tax loss of Dal-Tile and the amortization of Armstrong's initial investment in Dal-Tile over the underlying equity in net assets of the business combination. This quarter's loss reflects Dal-Tile's one-time charge, primarily for uncollectible receivables and overstocked inventories. Armstrong's share of this one-time charge was $5.5 million. In the third quarter, Armstrong will reflect its share of another Dal-Tile charge announced August 5, 1997, for a LIFO revaluation and lower than expected performance results for the second quarter totaling approximately $1.6 million, or 4 cents per share for Armstrong's share of the deviation.

The second-quarter unallocated corporate net income reflects the continuation of higher pension credits while 1996's second-quarter unallocated corporate expense included a $19.7 million restructuring charge and higher incentive award accruals.

New Accounting Pronouncements
-----------------------------

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128). This statement introduces new methods for calculating earnings per share. The adoption of this standard will not impact results from operations, financial condition, or long-term liquidity, but will require the Company to restate earnings per share reported in prior periods to conform with this statement. This Statement is not expected to have a material effect on the Company's reported earnings per share amounts. The new standard is effective for periods ending after December 15, 1997.

In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company plans to adopt this accounting standard on January 1, 1998, as required. The adoption of this standard will not impact results from operations, financial condition, or long-term liquidity, but will require the Company to classify items of other comprehensive income in a financial statement and display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet.

In June, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company plans to adopt this accounting standard on January 1, 1998, as required. The adoption of this standard will not impact consolidated results, financial condition, or long-term liquidity.

This Quarterly Report on Form 10-Q contains certain "forward looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995). Such forward-looking statements include statements using the words "believe," "expect," and "estimate" and similar expressions. Among other things, they regard the Company's earnings, liquidity, financial condition, financial resources, and the ultimate outcome of the Company's asbestos-related litigation. Actual results may differ materially as a result of factors over which the Company may or may not have any control. Such factors include: (a) those factors identified in the Notes to the Consolidated Financial Statements in connection with the Company's asbestos-related litigation and the availability of insurance coverage therefor, and (b) the strength of domestic and foreign economies, continued sales growth, continued product development, competitive advantages, minimizing cost increases, and continued strengthening of the financial markets. Certain other factors not specifically identified herein may also materially affect the Company's results. Actual results may differ materially as a result of the uncertainties identified or if the factors on which the Company's conclusions are based do not conform to the Company's expectations.

                        Independent Accountants' Report
                        -------------------------------

The Board of Directors and Shareholders
Armstrong World Industries, Inc.:

We have reviewed the condensed consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries as of June 30, 1997, and the related condensed consolidated statements of earnings for the three month and six-month periods ended June 30, 1997, and 1996, and the condensed consolidated statements of cash flows for the six-month periods then ended. These condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of earnings, cash flows and shareholders' equity for the year then ended (not presented herein); and in our report dated February 14, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG PEAT MARWICK LLP



Philadelphia, Pennsylvania
August 11, 1997

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

  (b) The following reports on Form 8-K were filed during the quarter for which this report is filed:

     (1) On June 9, 1997, the registrant filed a current report on Form 8-K reporting the announcement of its intention to commence an all cash offer to purchase all the outstanding shares of Domco Inc., a Canadian corporation, and the commencement of certain litigation in U.S. District Court for the Eastern District of Pennsylvania.

     (2) On June 11, 1997, the registrant filed a current report on Form 8-K reporting the commencement of certain litigation in the Ontario Court (General Division), Ontario, Canada.

     (3) On July 1, 1997, the registrant filed a current report on Form 8-K reporting certain developments with respect to certain litigation.

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


Date:  August 12, 1997

                                 Exhibit Index
                                 -------------

Exhibit No.
-----------

No. 11(a)   Computation for Primary Earnings Per Share

No. 11(b)   Computation for Fully Diluted Earnings Per Share

No. 15      Letter re Unaudited Interim Financial Information

No. 27      Financial Data Schedule