Form 10-Q
period 1997-09-30
ARMSTRONG WORLD INDUSTRIES INC
filed 1997-11-14
CIK 7431

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1997
                               ----------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ------------------------

Commission file number                     1-2116
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

                                         Yes  X      No
                                             ---        ---

Number of shares of registrant's common stock outstanding as of October 24, 1997 - 40,566,360

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
                                    Unaudited


                                                                               Three months                  Nine months
                                                                             ended September 30           ended September 30
                                                                             ------------------           ------------------
                                                                            1997            1996         1997             1996
                                                                            ----            ----         ----             ----
NET SALES                                                               $   575.6      $   563.4     $   1,671.3      $   1,627.8
Cost of goods sold                                                          380.0          385.0         1,105.2          1,094.3
Selling, general and administrative expense                                  91.3          115.7           292.0            322.0
Equity (earnings) loss from affiliates                                       27.2           (5.4)           24.3            (11.5)
Restructuring charges                                                        --             --              --               46.5
                                                                             ----           ----            ----             ----
Operating income (a)(b)                                                      77.1           68.1           249.8            176.5

Interest expense                                                              7.4            6.8            21.1             19.3
Other (income) expenses, net                                                  0.6           (0.4)            0.7             (4.7)
                                                                              ---           ----             ---             ----
Earnings before income taxes                                                 69.1           61.7           228.0            161.9
Income taxes                                                                 35.3           17.5            89.8             50.8
                                                                              ---           ----             ---             ----

EARNINGS BEFORE EXTRAORDINARY LOSS                                           33.8           44.2           138.2            111.1

Extraordinary loss, net of income taxes (c)                                  --             (8.4)           --               (8.4)
                                                                             ----           ----            ----             ----


NET EARNINGS                                                            $    33.8      $    35.8     $     138.2      $     102.7
                                                                        =========      =========     ===========      ===========


Earnings before extraordinary loss per share of common stock: (a)(b)
     Primary                                                            $     0.82     $     1.06    $       3.35     $       2.67
     Fully diluted                                                      $     0.82     $     1.06    $       3.35     $       2.54

Net earnings per share of common stock:  (c)
     Primary                                                            $     0.82     $     0.86    $       3.35     $       2.47
     Fully diluted                                                      $     0.82     $     0.86    $       3.35     $       2.34

Average number of common shares outstanding:
     Primary                                                                  41.1           41.9            41.2             38.9
     Fully diluted                                                            41.1           41.9            41.2             42.4

Return on average common shareholders' equity                                 16.3%          18.4%           22.1%            17.5%

(a) For the three months ended September 30, 1997, operating income was reduced $24.2 million, or $0.59 per share, as a result of charges incurred by Dal-Tile for uncollectible receivables, overstocked inventories and other asset revaluations. For the nine months ended September 30, 1997, operating income was reduced $29.7 million or $0.72 per share for the Dal-Tile third-quarter charge plus a second-quarter charge from Dal-Tile of $5.5 million, or $0.13 per share.

(b) Operating income was reduced in 1996 as follows: For discoloration on a limited portion of flooring products totaling $34.0 million before tax or $0.53 per share for the three months and nine months ended September 30.

     For restructuring charges totaling $46.5 million before tax, or $0.70 per share for the nine months ended September 30.

(c) In the third quarter of 1996, Dal-Tile refinanced all of its existing debt which resulted in an extraordinary loss. The company's share of the extraordinary loss on an equity basis was $8.4 million after-tax, or $0.20 per share for the three months and nine months ended September 30, 1996.

See accompanying footnotes to the financial statements beginning on page 7.

               Armstrong World Industries, Inc., and Subsidiaries
                           Consolidated Balance Sheets
                           ---------------------------
                              (amounts in millions)

                                                                    Unaudited
                         Assets                                 September 30, 1997          December 31, 1996
                         ------                                 ------------------          -----------------
Current assets:
    Cash and cash equivalents                                       $   70.3                    $   65.4
    Accounts receivable less allowance                                 297.2                       216.7
    Inventories:
        Finished goods                                              $  143.4                    $  143.7
        Work in process                                                 22.9                        20.1
        Raw materials and supplies                                      49.3                        41.9
                                                                        ----                        ----

          Total inventories                                            215.6                       205.7
    Income tax benefits                                                 28.2                        49.4
    Other current assets                                                38.6                        27.3
                                                                        ----                        ----

          Total current assets                                         649.9                       564.5
Property, plant and equipment                                        1,992.0                     1,938.9
    Less accumulated depreciation and amortization                   1,031.4                       974.9
                                                                     -------                       -----

          Net property, plant and equipment                            960.6                       964.0
Insurance for asbestos-related liabilities (a)                         155.2                       141.6
Investment in affiliates (b)                                           182.0                       204.3
Other noncurrent assets                                                307.5                       261.2
                                                                       -----                       -----

          Total assets                                              $2,255.2                    $2,135.6
                                                                    ========                    ========

          Liabilities and Shareholders' Equity
          ------------------------------------
Current liabilities:
    Short-term debt                                                 $   55.8                    $   14.5
    Current installments of long-term debt                              27.2                        13.7
    Accounts payable and accrued expenses                              267.3                       273.3
    Income taxes                                                        43.7                        19.5
                                                                        ----                        ----

        Total current liabilities                                      394.0                       321.0

Long-term debt                                                         227.4                       219.4
ESOP loan guarantee                                                    212.0                       221.3
Postretirement and postemployment benefits                             246.5                       247.6
Asbestos-related liabilities (a)                                       133.4                       141.6
Other long-term liabilities                                            162.9                       151.9
Deferred income taxes                                                   41.5                        30.5
Minority interest in subsidiaries                                       17.6                        12.3
                                                                        ----                        ----

      Total noncurrent liabilities                                   1,041.3                     1,024.6

Shareholders' equity:
    Common stock                                                        51.9                        51.9
    Capital in excess of par value                                     162.9                       162.1
    Reduction for ESOP loan guarantee                                 (209.8)                     (217.4)
    Retained earnings                                                1,309.9                     1,222.6
    Foreign currency translation (c)                                    (1.8)                       17.3
    Treasury stock                                                    (493.2)                     (446.5)
                                                                      -------                     -------

        Total shareholders' equity                                     819.9                       790.0
                                                                       -----                       -----

        Total liabilities and shareholders' equity                  $2,255.2                    $2,135.6
                                                                    ========                    ========




See page 4 for explanation of references (a), (b) and (c). Also see accompanying footnotes to the financial statements beginning on page 7.

(a) The asbestos-related liability in the amount of $133.4 million represents the minimum liability and defense cost to resolve personal injury claims pending against the Company as of the end of the third quarter 1997. The insurance asset in the amount of $155.2 million reflects the Company's belief in the availability of insurance in an amount covering the liability and recovery of $21.8 million for payments of asbestos-related claims. Excluding the $21.8 million payment, both the asset and liability are the same estimates as existed at the second quarter 1997 which will change upon the future assessment referenced in Note 2 beginning on page 7.

(b) Investment in affiliates is primarily comprised of the 34.4 percent ownership of Dal-Tile as of September 30, 1997, and the 50.0 percent interest in the WAVE joint venture.

(c) Foreign currency translation, reported as a separate component of shareholders' equity, is detailed as follows:

     Balance at beginning of year                          $17.3

     Nine months' translation adjustments and
       hedging of foreign investments                      (19.1)

     Allocated income taxes                                 --
                                                          ------

     Balance at September 30, 1997                        $ (1.8)
                                                          ======

               Armstrong World Industries, Inc., and Subsidiaries
                Consolidated Statements of Cash Flows--Unaudited
                ------------------------------------------------
                              (amounts in millions)


                                                                                       Nine Months Ended
                                                                                         September 30
                                                                                    ------------------------
                                                                                      1997           1996
                                                                                      ----           ----
Cash flows from operating activities:
   Net earnings                                                                     $  138.2       $  102.7
   Adjustments to reconcile net earnings to net cash
        (used for) provided by operating activities:
      Depreciation and amortization                                                     98.2           91.3
      Deferred income taxes                                                             14.0            0.8
   Equity change in affiliates                                                          31.5           (1.2)
   Loss from restructuring activities                                                   --             46.5
   Restructuring payments                                                              (17.0)         (30.9)
   Payments for asbestos-related claims                                                (21.8)          --
   Changes in operating assets and liabilities net of effect of restructuring and acquisitions:
          (Increase) in receivables                                                    (81.6)         (34.9)
          (Increase) in inventories                                                     (7.3)          (3.3)
          Decrease (increase) in other current assets                                    8.9           (4.6)
          (Increase) in other noncurrent assets                                        (48.3)         (43.7)
          Increase in accounts payable and accrued expenses                             14.1           11.4
          Increase in income taxes payable                                              27.7           12.2
          Increase in other long-term liabilities                                       16.6           13.1
          Other, net                                                                    (1.2)          (2.8)
                                                                                        ----           ----


Net cash provided by operating activities                                              172.0          156.6
                                                                                       -----          -----


Cash flows from investing activities:
   Purchases of property, plant and equipment                                          (97.1)        (157.2)
   Investment in computer software                                                     (10.3)          (5.0)
   Acquisitions and investment in joint ventures                                       (16.6)         (10.0)
   Proceeds from the sale of land and facilities/
     divestitures                                                                       17.0            1.4
                                                                                        ----            ---


Net cash (used for) investing activities                                              (107.0)        (170.8)
                                                                                      ------         ------


Cash flows from financing activities:
   Increase (decrease) in short-term debt, net                                          39.0          (13.2)
   Issuance of long-term debt                                                            7.2           26.3
   Reduction of long-term debt                                                          --            (40.0)
   Cash dividends paid                                                                 (52.2)         (53.5)
   Preferred stock redemption                                                           --            (21.4)
   Purchase of common stock for the treasury                                           (53.4)         (61.3)
   Proceeds from exercised stock options                                                 6.0            3.9
   Other, net                                                                            0.2           (4.2)
                                                                                         ---           ----


Net cash (used for) financing activities                                               (53.2)        (163.4)
                                                                                       -----         ------


Effect of exchange rate changes on cash and cash
   equivalents                                                                          (6.9)          (0.6)
                                                                                        ----           ----
Net increase (decrease) in cash and cash equivalents                                $    4.9       $ (178.2)
                                                                                    --------       --------
Cash and cash equivalents at beginning of period                                    $   65.4       $  256.9
                                                                                    --------       --------
Cash and cash equivalents at end of period                                          $   70.3       $   78.7
                                                                                    --------       --------
------------------------------------------------------------------------------------------------------------
Supplemental cash flow information:
Interest paid                                                                       $   12.6       $   11.6
Income taxes paid                                                                   $   34.7       $   56.7
------------------------------------------------------------------------------------------------------------


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

              Armstrong World Industries, Inc., and Subsidiaries
                        Industry Segment Financial Data
                        -------------------------------
                             (amounts in millions)

                                    Unaudited


                                                  Three Months                      Nine months
                                               ended September 30                ended September 30
                                               -------------------              --------------------
                                               1997           1996              1997            1996
                                               ----           ----              ----            ----
Net trade sales:
----------------
Floor coverings (b)                          $  300.0       $  282.0          $  855.5        $  822.2
Building products                               194.9          188.1             566.9           542.6
Industry products                                80.7           93.3             248.9           263.0
                                                 ----           ----             -----           -----
   Total net sales                           $  575.6       $  563.4          $1,671.3        $1,627.8
                                             ========       ========          ========        ========


Operating income: (a)
---------------------
Floor coverings (b)                          $   56.9       $   26.6          $  146.0        $  101.3
Building products                                33.4           28.9              93.5            73.4
Industry products (c)                            16.4           15.2              41.6            30.2
Ceramic tile (d)                                (30.5)           3.2             (34.0)            5.2
Unallocated corporate (expense) (e)               0.9           (5.8)              2.7           (33.6)
                                                  ---           ----               ---           -----
   Total operating income                     $  77.1       $   68.1          $  249.8        $  176.5
                                              =======       ========          ========        ========


(a) Restructuring charges
    ---------------------
included in operating income:
-----------------------------

Floor coverings                              $   --         $   --            $   --          $   14.5
Building products                                --             --                --               8.3
Industry products                                --             --                --               4.0
Unallocated corporate expense                    --             --                --              19.7
                                               ----           ----              ----              ----
  Total restructing and one-time
      charges in operating income            $   --         $   --            $   --          $   46.5
                                             ======         ======            ======          ========

(b) For the three months and nine months ended September 30, 1996, sales were reduced by $14.1 million for customer returns, and operating income was reduced by $34.0 million resulting from discoloration on a limited portion of flooring products.

(c) For the three months and nine months ended September 30, 1996, operating income includes a $2.3 million gain resulting from the sale of the Braintree, Massachusetts, manufacturing facility.

(d) For the three months ended September 30, 1997, operating income was reduced $24.2 million, or $0.59 per share, as a result of charges incurred by Dal-Tile for uncollectible receivables, overstocked inventories and other asset revaluations. For the nine months ended September 30, 1997, operating income was reduced $29.7 million or $0.72 per share for the Dal-Tile third-quarter charge plus a second-quarter charge from Dal-Tile of $5.5 million, or $0.13 per share.

(e) For the three months and nine months ended September 30, 1997, operating income includes a $2.6 million gain resulting from the sale of a Lancaster, Pa., office building.

Note 1. Operating results for the third quarter and first nine months of 1997,
------
compared with the corresponding periods of 1996 included in this report, are unaudited. However, these results have been reviewed by the Company's independent public accountants, KPMG Peat Marwick LLP, in accordance with the established professional standards and procedures for a limited review.

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

Note 2.
------
OVERVIEW OF ASBESTOS-RELATED LEGAL PROCEEDINGS

Personal Injury Litigation

The Company is one of many defendants in approximately 69,000 pending claims as of September 30, 1997, alleging personal injury from exposure to asbestos. The increase in the number of claims during the third quarter is primarily due to the inclusion of cases filed against the company that previously had been subject to an injunction related to the Georgine Settlement Class Action ("Georgine"), described below.

The Company anticipates additional new claims as a result of the loss of the Georgine injunction including those filed in the tort system against other defendants (and not against the Center for Claims Resolution ("Center") members) while Georgine was pending.

Nearly all the claims seek general and punitive damages arising from alleged exposures, at various times, from World War II onward, to asbestos-containing products. Claims against the Company generally involve allegations of negligence, strict liability, breach of warranty and conspiracy with respect to its involvement with asbestos-containing insulation products. The Company discontinued the sale of all such products in 1969. The claims also allege that injury may be determined many years (up to 40 years) after first exposure to asbestos. Nearly all suits name many defendants, and over 100 different companies are reportedly involved. The Company believes that many current plaintiffs are unimpaired. Some courts have consolidated groups of cases for trial, which the Company has generally opposed as unfair. A large number of claims have been put on inactive lists, settled, dismissed or otherwise resolved, and the Company is generally involved in all stages of claims resolution and litigation, including trials and appeals. Neither the rate of future dispositions nor the number of future potential unasserted claims can reasonably be predicted at this time.

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

Georgine Settlement Class Action

Georgine v. Amchem was a settlement class action that included essentially all
------------------
future personal injury claims against members of the Center, including the Company. It was filed in the Eastern District of Pennsylvania, on January 15, 1993, along with a joint motion for conditional class certification. It was designed to establish a non-litigation system for the resolution of such claims, and offered a method for prompt compensation to claimants who were occupationally exposed to asbestos if they met certain exposure and medical criteria. Compensation amounts were derived from historical settlement data. No punitive damages were to be paid under the proposed settlement. The settlement was designed to, among other things, minimize transaction costs, including attorneys fees, expedite compensation to claimants with qualifying claims, and relieve the courts of the burden of handling future claims. Based on maximum mathematical projections covering a ten-year period from 1994 to 2004, the estimated cost for the company in Georgine reflected a reasonably possible additional liability of $245 million.

The District Court, after exhaustive discovery and testimony, approved the settlement class action, but the U.S. Court of Appeals for the Third Circuit reversed that decision, and the reversal was sustained by the U.S. Supreme Court in a decision issued on June 25, 1997. The Supreme Court upheld the Court of Appeals' ruling that the settlement class did not meet the requirements for class certification under Federal Rule of Civil Procedure 23. The preliminary injunction, which remained in place while the case was pending on appeal, was vacated on July 21, 1997, resulting in immediate reinstatement of the filed and enjoined cases and loss of the bar against filing of claims in the tort system by formerly enjoined class members. In due course, the consequences from the loss of the injunction will result in increasing liability and defense costs. The Company believes that an alternative claims resolution mechanism will eventually emerge.

The Company currently is assessing the impact of the recent Supreme Court ruling on its projected asbestos liability and defense costs. In doing so, the Company is reviewing, among other things, its historical resolution costs, the incidence of past claims, the mix of the injuries alleged, the mix of the occupations of the plaintiffs, the number of cases pending against it, and the Georgine projection and experience. Future projections of asbestos liabilities and related adjustments to the amounts reported in the Company's statement of financial position will likely be based on this assessment which will likely be completed in the fourth quarter 1997. Management believes these adjustments will not have a material effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in a future period.

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

The Company and 52 other companies (defendants in the litigation and certain of their insurers) signed the 1985 Agreement Concerning Asbestos-Related Claims ("Wellington Agreement"). This Agreement provided for a final settlement of nearly all disputes concerning insurance for personal injury claims between the Company and three primary and seven excess insurers. The other primary insurer agreed to pay into the Wellington Asbestos Claims Facility ("Facility"). The Wellington Agreement established broad coverage for claims that trigger policies in the insurance coverage period and covered both defense and indemnity. The Wellington Agreement addresses both products hazard and non-products (general liability) coverages.

The Facility was established to evaluate, settle, pay and defend all personal injury claims against member companies. Liability payments and defense costs were allocated by formula to each member. The Facility was dissolved when certain members raised concerns about their shares of liability payments and defense costs and certain insurers raised concerns about defense costs and Facility operating expenses.

Center for Claims Resolution

Following dissolution of the Facility, the Center was created in October 1988 by 21 former members of the Facility, including the Company. Insurance carriers did not become members, although a number signed an agreement to provide approximately 70% of the Center's operational costs during its first year of operation; they are represented ex officio on the Center's governing board. The Center adopted many of the conceptual features of the Facility, and the insurers generally provide coverage under the Wellington Agreement. The Center has revised the formula for shares of liability payments and defense costs over time and has defended the members' interests and addressed the claims in a manner consistent with the prompt, fair resolution of meritorious claims. An increase in the utilization of the Company's insurance occurred as a result of Georgine and the commitment at the time to attempt to resolve pending claims within five years. Share adjustments have resulted in some increased liability share for the Company. The Center annually has reached agreement with the insurers relating to the continuing operation of the Center and expects that the insurers will provide funding for the Center's operating expenses for its tenth year of operation.


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

After concluding the last phase of the trial, the Company and a carrier with primary and excess coverages reached a settlement agreement in 1989. Under that agreement, coverage was provided for personal injury and property damage claims. The parties also agreed that a certain minimum and maximum percentage of indemnity and defense costs for personal injury claims would be allocated to non-products (general liability) coverage, with the percentage to be negotiated or determined in an alternative dispute resolution ("ADR") process.

Non-Products Insurance Coverage

A substantial portion of the Company's insurance asset involves non-products (general liability) insurance for personal injury claims which is included in the Company's primary and a number of excess policies for certain types of claims. The Wellington Agreement and the 1989 settlement agreement referred to above include provisions for non-products claims, which include, among others, those that involve exposure during installation of asbestos materials. An ADR process under the Wellington Agreement is underway against certain carriers to determine the percentage of resolved and unresolved claims that are non-products claims and to establish the entitlement to such coverage. The additional non-products coverage potentially available is substantial, and at the primary level, includes defense costs in addition to limits. All the carriers raise various defenses against coverage, including contractual defenses, waiver, laches and statutes of limitations. One primary carrier alleges that it is no longer bound by the Wellington Agreement, and another alleges that the Company agreed to limit its claims for non-products coverage against that carrier when the Wellington Agreement was signed. The ADR process is in the trial phase of binding arbitration. Other proceedings against several non-Wellington carriers may become necessary.

The Company is seeking resolution of key issues in the ADR process during 1997; however, a shortfall has developed between available insurance and amounts necessary to pay claims. This shortfall, which was $21.8 million at the end of the third quarter, has been established as a receivable pending resolution of the nonproducts insurance coverage issues. Insurance addressing such shortfall is probable of recovery. The Company does not believe that the shortfall will be material either to the financial condition of the Company or to its liquidity. No forecast can be made for future years regarding the rate of utilization of insurance that may be obtained through the ADR process.

ACandS, Inc., a former subsidiary of the Company, has coverage rights under some of the Company's insurance policies and has accessed coverage on the same basis as the Company. It was a subscriber to the Wellington Agreement, but is not a member of the Center. The Company and ACandS, Inc., entered into an agreement that reserved for ACandS, Inc.'s use a certain amount of insurance from the joint policies.

Based upon the Company's experience in this litigation and the disputes with its insurance carriers, a reserve was recorded in June 1983 to cover then-estimated potential personal injury liability, legal and administrative costs that were not covered under the then-existing insurance Interim Agreement, cost of litigation against insurance carriers, and other factors involved in such litigation. At the time of the Wellington Agreement, the reserve was reduced by the portion associated with then pending claims. From the 1989 settlement referred to above, the Company recorded $6.6 million as an increase to that reserve. As of September 30, 1997, $4.7 million remained in this reserve.

Certain co-defendant companies have filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. As a consequence, litigation against them (with some exceptions) has been stayed or restricted. Due to the uncertainties involved, the long-term effect of these proceedings on the litigation cannot be predicted.

Property Damage Litigation

The Company is also one of many defendants in 11 pending claims as of September 30, 1997, brought by public and private building owners. These claims include allegations of damage to buildings caused by asbestos-containing products and generally claim compensatory and punitive damages and equitable relief, including reimbursement of expenditures, for removal and replacement of such products. The claims appear to be aimed at friable (easily crumbled) asbestos-containing products, although allegations encompass all asbestos-containing products, including previously installed asbestos-containing resilient flooring. Among the lawsuits that have been resolved are four class actions, each involving a distinct class of building owner: public and private schools; Michigan state public and private schools; colleges and universities; and private property owners who leased facilities to the federal government. The Company vigorously denies the validity of the allegations against it in these claims. These suits and claims were not handled by the Facility or the Center. Defense and indemnity coverage has been resolved in the California insurance coverage lawsuit.

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

The Company is currently assessing the impact of the recent Supreme Court ruling on its projected asbestos liability and defense costs. Future projections of asbestos liabilities and related adjustments to the amounts reported in the Company's statement of financial position will likely be based on this assessment which will likely be completed in the fourth quarter 1997. Management believes these adjustments will not have a material effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in a future period.

Subject to the uncertainties, limitations and other factors referred to in this note and based upon its prior experience, the Company believes that a minimum of $133.4 million in liability and defense costs recorded on the balance sheet will be incurred to resolve the personal injury claims pending against the Company as of September 30, 1997; the same amount as estimated in the second quarter 1997 which amount will change based on the aforementioned assessment.

An insurance asset in the amount of $155.2 million recorded on the balance sheet reflects the Company's belief in the availability of insurance in this amount. (The same amount recorded in the second quarter 1997 plus the $21.8 million insurance shortfall described below.) Such insurance is probable of recovery through negotiation, alternative dispute resolution or litigation. A substantial portion of the insurance asset involves non-products insurance which is in ADR; the Company believes it will not be resolved until 1998 or later. A shortfall has developed between available insurance and amounts necessary to pay claims. This shortfall was $21.8 million at the end of the third quarter. The Company does not believe that the shortfall will be material either to the financial condition of the Company or to its liquidity.

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

Even though uncertainties still remain as to the potential number of unasserted claims and the liability resulting therefrom during the time period for which reasonable projections can be made, and after consideration of the factors involved, including the ultimate scope of its insurance coverage, the Wellington Agreement and settlements with other insurance carriers, the results of the California insurance coverage litigation, the remaining reserve, the establishment of the Center, the likelihood that an alternative to the Georgine settlement will eventually emerge, and its experience, the Company believes the asbestos-related claims against the Company would not be material either to the financial condition of the Company or to its liquidity, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in such future period.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
of Operations
-------------

Financial Condition
-------------------

As shown on the Consolidated Statements of Cash Flows (see page 5), the Company had cash and cash equivalents of $70.3 million at September 30, 1997. Cash provided by operating activities, supplemented by increases in short- and long-term debt, proceeds from the sale of land and facilities and cash proceeds from exercised stock options covered normal working capital requirements, purchases of property, plant, and equipment, payment of cash dividends, repurchase of shares, acquisitions and investments in joint ventures and investments in computer software.

Cash provided by operating activities for the nine months ended September 30, 1997, was $172.0 million compared with $156.6 million for the comparable period of 1996. The increase is primarily due to the higher level of earnings before non-cash charges, partially offset by increased working capital requirements and the payment of cash due to a shortfall between currently available insurance and amounts necessary to pay asbestos-related claims. Working capital was $255.9 million as of September 30, 1997, $6.0 million higher than the $249.9 million recorded at the end of the second quarter of 1997 and $12.4 million higher than the $243.5 million recorded at year-end 1996. The ratio of current assets to current liabilities was 1.65 to 1 as of September 30, 1997, compared with 1.66 to 1 as of June 30, 1997, and 1.76 to 1 as of December 31, 1996. The ratio decrease from December 31, 1996, is primarily due to higher levels of short-term debt used to finance increased working capital requirements. Contributing to the increase in working capital requirements were higher seasonal levels of inventories and receivables, and additional inventories and receivables from this year's acquisitions of the Holmsund flooring and Parafon ceilings joint ventures.

Net cash used for investing activities was $107.0 million for the nine months ended September 30, 1997, compared with $170.8 million in 1996. This reduction was primarily due to lower capital expenditures and the proceeds from the sale of land and facilities which were partially offset by additional acquisitions and investments in joint ventures.

Net cash used for financing activities was $53.2 million for the nine months ended September 30, 1997 as cash provided by higher levels of short-term debt and issuance of long-term debt was more than offset by cash used for payment of dividends and repurchases of stock. For the comparable period in 1996, net cash used for financing activities was $163.4 million as cash was used to reduce debt and redeem outstanding preferred stock in addition to the payment of dividends and repurchase of common stock.

Long-term debt, excluding the Company's guarantee of the ESOP loan, increased slightly in the first nine months of 1997. At September 30, 1997, long-term debt of $227.4 million, or 16.9 percent of total capital, compared with $219.4 million, or 17.4 percent of total capital, at the end of 1996. The September 30, 1997, and 1996 year-end ratios of total debt (including the Company's financing of the ESOP loan) as a percent of total capital were 38.9 percent and 37.2 percent, respectively.

Under the board-approved 5.5 million common share repurchase plan, the Company has repurchased approximately 3,157,500 shares through September 30, 1997, including 777,500 repurchased in the first nine months of this year.

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

The Company is currently assessing the impact of the recent Supreme Court ruling on its projected asbestos liability and defense costs. Future projections of asbestos liabilities and related adjustments to the amounts reported in the Company's statement of financial position will likely be based on this assessment which will likely be completed in the fourth quarter 1997. Management believes the adjustments resulting from this assessment will not have a material effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in a future period.

Subject to the uncertainties, limitations and other factors referred to above and based upon its prior experience, the Company believes that a minimum of $133.4 million in liability and defense costs recorded on the balance sheet will be incurred to resolve the personal injury claims pending against the Company as of September 30, 1997; the same amount as estimated in the second quarter 1997 which will change based on the aforementioned assessment.

An insurance asset in the amount of $155.2 million recorded on the balance sheet reflects the Company's belief in the availability of insurance in this amount; the same amount as estimated in the second quarter 1997 plus the $21.8 million insurance shortfall described below. Such insurance is probable of recovery through negotiation, alternative dispute resolution or litigation. A substantial portion of the insurance asset involves non-products insurance which is in alternative dispute resolution. The Company is pursuing alternative dispute resolution which it believes will not be resolved until 1998 or later. A shortfall has developed between available insurance and amounts necessary to pay claims. This shortfall was $21.8 million at the end of the third quarter. The Company does not believe that the shortfall will be material either to the financial condition of the Company or to its liquidity.

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

Even though uncertainties still remain as to the potential number of unasserted claims, liability resulting therefrom during the time period for which reasonable projections can be made and after consideration of the factors involved, including the ultimate scope of its insurance coverage, the Wellington Agreement and settlements with other insurance carriers, the results of the California insurance coverage litigation, the remaining reserve, the establishment of the Center, the likelihood that an alternative to the Georgine settlement will eventually emerge, and its experience, the Company believes the asbestos-related claims against the Company would not be material either to the financial condition of the Company or to its liquidity, although as stated above, the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in such future period.

Tender Offer for Domco Inc.

On June 9, 1997, the Company announced its intention to commence an all cash offer to purchase all the outstanding common shares of Domco Inc. ("Domco"), a Canadian corporation approximately 57% owned by Sommer Allibert S. A. ("Sommer"), at CDN $23 per share for a total purchase price of CDN $488 million. The offer includes an offer for Domco's convertible debentures, warrants and other convertible securities on an equivalent basis. The offer was initially conditioned upon a minimum of 66-2/3% of the outstanding common shares on a fully-diluted basis being tendered in the offer by July 14, approval of the appropriate regulatory authorities and other customary conditions. On July 2, the Company lowered the minimum condition to 51% of the outstanding shares on a fully diluted basis and extended the offer to August 15. On August 15, the Company extended its cash offer through October 10; on October 10, extended the offer through November 14; and on November 12, extended the offer through December 5. In October, the United States Federal Trade Commission, after a review of the offer, informed the Company that it would not challenge the Company's proposed acquisition of Domco, or any part of it, and will close its investigation.

On June 9, Armstrong filed suit in the United States District Court for the Eastern District of Pennsylvania alleging that Sommer had used confidential information provided by Armstrong, obtained during negotiations with the Company regarding the purchase of Sommer's worldwide flooring assets, to structure a proposed transaction with Tarkett AG ("Tarkett"). The Company subsequently filed a motion for a preliminary injunction to enjoin the closing of the proposed Sommer-Tarkett transaction. A hearing was held before the District Court and a ruling is expected towards the end of November.

On June 23, 1997, the Company filed a claim, amended on August 11, in the Ontario Court (General Division) alleging that members of Domco's board breached their fiduciary duty to Domco and acted in a manner oppressive to Domco's minority shareholders. Among other things in the Canadian legal proceedings, the Company is seeking a court injunction to prevent the takeover of Domco by Tarkett, the replacement of Domco's board with independent directors, and instruction by the court to the new Domco board to consider afresh the Company's proposal that Domco's board issue new shares to the Company to enable the Company's offer to become a reality for Domco's minority shareholders. After a hearing, the Ontario Court (General Division) dismissed the motion for a preliminary injunction brought by the Company and a full opinion is expected by November 14.

The Company intends to continue to pursue all available legal remedies in the U.S. and Canada.

Consolidated Results
--------------------

Third-quarter net sales of $575.6 million were 2.2 percent higher when compared with net sales of $563.4 million in the third quarter of 1996. Removing the currency translation impact of the stronger U.S. dollar, sales would have increased 4.6 percent and all three geographic areas -- Americas, Europe and Pacific -- would have shown sales growth. Added sales from the new European Holmsund flooring and Parafon soft-fiber ceilings joint ventures, along with sales growth in laminate flooring and the worldwide commercial and U.S. home center businesses, offset the softness in the residential sheet flooring and insulation products businesses. Third quarter 1996 net sales were reduced $14.1 million as a result of customer returns for discoloration on a limited portion of flooring products.

The third-quarter 1997 net earnings of $33.8 million, or $0.82 per share, included $30.5 million in losses from its ceramic tile segment, or $30.1 million after tax, and compared with 1996's third-quarter net earnings of $35.8 million, or $0.86 per share. The 1997 third-quarter ceramic tile segment loss included $3.9 million for the Company's share of operating losses incurred by Dal-Tile International Inc., in which the Company has a 34.4 percent equity interest; $1.1 million, or $0.7 million after tax, for the amortization of Armstrong's initial investment in Dal-Tile over the underlying equity in net assets of the business combination; and an additional $25.5 million after-tax loss for the Company's share of the charge incurred by Dal-Tile, primarily for uncollectible receivables and overstocked inventories.

Last year's third-quarter net earnings included an extraordinary loss of $8.4 million, or $0.20 per share, for the Company's share of an extraordinary loss from Dal-Tile, and a floor discoloration charge of $22.0 million, or $0.53 per share.

Cost of goods sold in the third quarter was 66.0 percent of sales, lower than the 68.3 percent in the third quarter of 1996 which included $5.9 million for charges associated with a floor discoloration issue. A positive factor affecting cost of goods sold was continued productivity improvements. Cost of goods sold was negatively affected by some promotional pricing actions and a less favorable product mix. Third-quarter selling, general and administrative expenses were
15.9 percent of sales compared with 20.5 percent in 1996, reflecting lower advertising, promotional and employee benefit costs in 1997 and the non-recurring charge for floor discoloration in 1996.

The third-quarter 1997 effective tax rate was 51.2 percent and included the negative impact of the company's equity share of the 1997 loss from Dal-Tile. Last year's third-quarter effective tax rate was 28.4 percent as a result of additional foreign tax plans implemented that quarter.

Severance payments charged against restructuring reserves were $17.2 million in the first nine months of 1997 relating to the elimination of 363 positions of which 231 terminations occurred since the beginning of 1997. As of September 30, 1997 $18.3 million remained in this reserve for restructuring actions.

Net sales through the first nine months of 1997 were $1.67 billion, an increase of 2.7 percent over last year's nine months sales of $1.63 billion. Net earnings for the first nine months were $138.2 million, or $3.35 per share, and included the previously mentioned ceramic tile segment operating loss of $30.1 million after tax. Last year's net earnings $102.7 million, or $2.34 per fully diluted share, included after-tax restructuring charges of $29.6 million or $0.70 per fully diluted share and the previously mentioned floor discoloration charge of $22.0 million or $0.53 per share and extraordinary loss of $8.4 million, or $0.20 per share.

The Company's 1997 effective tax rate for the first nine months was 39.4 percent compared with the 34.3 percent rate at six months. The tax rate increase was primarily due to the negative impact of the Company's equity share of the 1997 loss from Dal-Tile.

Industry Segment Results:
-------------------------

Worldwide third-quarter floor coverings sales of $300.0 million increased 6.4 percent from $282.0 million in the third quarter 1996 which included a $14.1 million reduction for product returns for the potential discoloration of a limited portion of its product lines. The increase came primarily from the addition of the laminate and Holmsund product lines and higher sales in U.S. commercial products and through the home center distribution channel. Residential sheet flooring sales declined, and continued to be adversely affected by a general weakness in high-end professionally-installed flooring sold through the retail channel, some shift toward alternative flooring products and consolidation of the wholesaler distribution channel with resulting one-time inventory reductions. Third-quarter operating income of $56.9 million compares to last year's $26.6 million in the third quarter which included a $34.0 million charge associated with the discoloration issue. These results reflect the negative impact of promotional pricing, a shift in product mix to more mid-priced residential sheet and other lower margin products in the U.S. area.

Third-quarter sales of $194.9 million in the building products segment increased almost 4 percent; however, without the translation impact of the stronger U.S. dollar, sales would have increased almost 7 percent. Sales growth was experienced in all geographic areas but was especially strong in the U.S. commercial segments. In Europe, sales increases from the new Parafon soft-fiber ceilings business and Eastern Europe more than offset the impact of sluggish Western European economies and continued lower selling prices. Third-quarter operating income of $33.4 million increased almost 16 percent from last year. The major factors in this increase were from higher sales volume, productivity improvements, some lower raw material prices and the increase in profits realized from the WAVE grid joint venture.

Worldwide industry products segment third-quarter sales of $80.7 million which decreased more than 13 percent when compared with last year, would have decreased 4 percent without the translation impact of the stronger U.S. dollar. The sales decline came largely from price erosion in insulation products, particularly in Europe. Operating income of $16.4 million increased $1.2 million from last year's

$15.2 million which included an $2.3 million gain from the sale of the Braintree, Mass. Plant. The majority of the increase related to productivity gains in Insulation Products.

The ceramic tile segment's third-quarter operating loss of $30.5 million represents Armstrong's 34.4 percent share of the after-tax loss of Dal-Tile, further second-quarter adjustments of $1.6 million and the amortization of Armstrong's initial investment in Dal-Tile over the underlying equity in net assets of the business combination. This quarter's loss reflects an operating loss at Dal-Tile plus a one-time charge, primarily for uncollectible receivables and overstocked inventories. Armstrong's share of this charge was $24.2 million.

The third-quarter unallocated corporate net income reflects the continuation of higher pension credits, lower consulting costs and a $2.6 million before-tax gain on the sale of a corporate office building.

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


In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company plans to adopt this accounting standard on January 1, 1998, as required. The adoption of this standard will not impact results from operations, financial condition, or long-term liquidity, but will require the Company to classify items of other comprehensive income in a financial statement and display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company plans to adopt this accounting standard on January 1, 1998, as required. The adoption of this standard will not impact consolidated results, financial condition, or long-term liquidity.

This Quarterly Report on Form 10-Q contains certain "forward looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995). Such forward-looking statements include statements using the words "believe," "expect," and "estimate" and similar expressions. Among other things, they regard the Company's earnings, liquidity, financial condition, financial resources, and the ultimate outcome of the Company's asbestos-related litigation. Actual results may differ materially as a result of factors over which the Company may or may not have any control. Such factors include: (a) those factors identified in the Notes to the Consolidated Financial Statements in connection with the Company's asbestos-related litigation and the availability of insurance coverage therefor, and (b) the strength of domestic and foreign economies, continued sales growth, continued product development, competitive advantages, minimizing cost increases, changes from projected effective tax rates and continued strengthening of the financial markets. Certain other factors not specifically identified herein may also materially affect the Company's results. Actual results may differ materially as a result of the uncertainties identified or if the factors on which the Company's conclusions are based do not conform to the Company's expectations.

                         Independent Accountants' Report
                         -------------------------------

The Board of Directors and Shareholders
Armstrong World Industries, Inc.:

We have reviewed the condensed consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries as of September 30, 1997, and the related condensed consolidated statements of earnings for the three month and nine-month periods ended September 30, 1997, and 1996, and the condensed consolidated statements of cash flows for the nine-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

KPMG PEAT MARWICK LLP



Philadelphia, Pennsylvania
November 11, 1997

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

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

      (a) The following exhibits are filed as a part of the Quarterly Report on Form 10-Q:

      Exhibits
      --------
      No. 10    Form of Agreement Between the Company and certain of its
                officers replacing that form of Agreement which appeared as
                Exhibit No. 10 to registrant's Form 10-Q for the quarter ending
                June 30, 1996, together with a schedule identifying such
                officers.
      No. 11(a) Computation for Primary Earnings Per Share
      No. 11(b) Computation for Fully Diluted Earnings Per Share
      No. 15    Letter re Unaudited Interim Financial Information
      No. 27    Financial Data Schedule

      (b) The following reports on Form 8-K were filed during the quarter for which this report is filed:

          (1) On July 1, 1997, the registrant filed a current report on Form 8-K to report certain developments with respect to certain litigation.

          (2) On August 29, 1997, the registrant filed a current report on Form 8-K to report certain developments with respect to the tender offer for Domco, Inc., as well as certain related litigation.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Armstrong World Industries, Inc.



                                   By:     /s/L. A. Pulkrabek
                                      -------------------------------
                                       L. A. Pulkrabek, Senior
                                       Vice President, Secretary and
                                       General Counsel


                                   By:    /s/B. A. Leech, Jr.
                                      -------------------------------
                                       B. A. Leech, Jr., Controller
                                       (Principal Accounting Officer)


Date:  November 12, 1997

                                  Exhibit Index
                                  -------------

Exhibit No.
-----------

No. 10        Form of Agreement Between Company and Certain Officers

No. 11(a)     Computation for Primary Earnings Per Share

No. 11(b)     Computation for Fully Diluted Earnings Per Share

No. 15        Letter re Unaudited Interim Financial Information

No. 27        Financial Data Schedule