Form 10-K
period 1997-12-31
ARMSTRONG WORLD INDUSTRIES INC
filed 1998-03-24
CIK 7431

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                      December 31, 1997
                          ------------------------------------------------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

Commission file number                        1-2116
                      ----------------------------------------------------------


                       Armstrong World Industries, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



        Pennsylvania                                    23-0366390
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)



P. O. Box 3001, Lancaster, Pennsylvania                          17604
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)



Registrant's telephone number, including area code     (717) 397-0611
                                                  ------------------------------

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


                                            Yes    X              No
                                                -------               -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock of registrant held by non-affiliates of the registrant based on the closing price ($72.8125 per share) on the New York Stock Exchange on February 10, 1998, was approximately $2.7 billion. For the purposes of determining this amount only, registrant has defined affiliates as including (a) the executive officers named in Item 10 of this 10-K Report, (b) all directors of registrant, and (c) each shareholder that has informed registrant by February 14, 1998, as having sole or shared voting power over 5% or more of the outstanding Common Stock of registrant as of December 31, 1997. As of February 10, 1998, the number of shares outstanding of registrant's Common Stock was 40,076,306. This amount includes the 4,826,203 shares of Common Stock as of December 31, 1997, held by Mellon Bank, N.A., as Trustee for the employee stock ownership accounts of the Company's Retirement Savings and Stock Ownership Plan.

                      Documents Incorporated by Reference

Portions of the Proxy Statement dated March 16, 1998, relative to the April 27, 1998, annual meeting of the shareholders of registrant (the "Company's 1998 Proxy Statement") have been incorporated by reference into Part III of this Form 10-K Report.

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

--------------------
NATURE OF OPERATIONS
--------------------

--------------------------------------------------------------------------------
at December 31 (millions)                        1997         1996         1995
--------------------------------------------------------------------------------
Net trade sales:
  Floor coverings                            $1,116.0     $1,091.8     $1,053.9
  Building products                             754.5        718.4        682.2
  Industry products                             328.2        346.2        348.8
  Ceramic tile                                     --           --        240.1
--------------------------------------------------------------------------------
Total net sales                              $2,198.7     $2,156.4     $2,325.0
---------------------------------------------===================================
Operating income (loss): (Note 1)
  Floor coverings                            $  186.5     $  146.9     $  145.0
  Building products                             122.3         95.1         92.2
  Industry products                              55.5         40.1          9.3
  Ceramic tile (Note 2)                         (42.4)         9.9       (168.4)
  Unallocated corporate expense                   0.1        (36.1)       (34.0)
--------------------------------------------------------------------------------
Total operating income                       $  322.0     $  255.9     $   44.1
---------------------------------------------===================================
Depreciation and amortization:
  Floor coverings                            $   65.5     $   53.9     $   47.9
  Building products                              37.5         37.0         36.8
  Industry products                              17.3         19.1         19.3
  Ceramic tile                                    4.3          4.3         13.5
  Corporate                                       8.1          9.4          5.6
--------------------------------------------------------------------------------
Total depreciation
  and amortization                           $  132.7     $  123.7     $  123.1
---------------------------------------------===================================
Capital additions: (Note 3)
  Floor coverings                            $   76.6     $  117.7     $   77.3
  Building products                              54.4         67.7         49.2
  Industry products                              16.5         22.5         45.0
  Ceramic tile                                     --           --          9.6
  Corporate                                       8.7         12.8          6.3
--------------------------------------------------------------------------------
Total capital additions                      $  156.2     $  220.7     $  187.4
---------------------------------------------===================================
Identifiable assets:
  Floor coverings                            $  713.8     $  687.9     $  583.2
  Building products                             554.9        541.1        513.5
  Industry products                             248.6        272.8        301.8
  Ceramic tile                                  135.7        168.7        135.8
  Corporate                                     722.5        465.1        615.5
--------------------------------------------------------------------------------
Total assets                                 $2,375.5     $2,135.6     $2,149.8
---------------------------------------------===================================

Note 1:
--------------------------------------------------------------------------------
Restructuring charges in
operating income (millions)                      1997         1996         1995
--------------------------------------------------------------------------------
  Floor coverings                               $ --      $   14.5     $   25.0
  Building products                               --           8.3          6.3
  Industry products                               --           4.0         31.4
  Unallocated corporate expense                   --          19.7          9.1
--------------------------------------------------------------------------------
Total restructuring charges
  in operating income                           $ --      $   46.5     $   71.8
-----------------------------------------------=================================

Note 2: 1997 operating income includes a $29.7 million loss as a result of charges incurred by Dal-Tile International Inc. for uncollectible receivables, overstocked inventories and other asset revaluations. 1995 operating income includes a $177.2 million loss due to the ceramic tile business combination. See "Equity Earnings From Affiliates" on page 4.

Note 3: 1997 and 1995 capital additions for industry segments of property, plant and equipment from acquisitions were $14.5 million and $15.6 million, respectively.

DISCONTINUED OPERATIONS

In 1995 the company sold the stock of its furniture subsidiary, Thomasville Furniture Industries, Inc., to INTERCO Incorporated for $331.2 million in cash. INTERCO also assumed $8.0 million of interest-bearing debt. The company recorded a gain of $83.9 million after tax on the sale. Certain liabilities related to terminated benefit plans of approximately $11.3 million were retained by the company. Thomasville and its subsidiaries recorded sales of approximately $550.2 million in 1995.

EQUITY (EARNINGS) LOSS FROM AFFILIATES

Equity earnings from affiliates for 1997 were primarily comprised of the company's share of the net loss from the Dal-Tile International Inc. business combination and the amortization of the excess of the company's investment in Dal-Tile over the underlying equity in net assets, and income from the 50% interest in the WAVE joint venture with Worthington Industries. The 1997 loss included $8.4 million for the company's share of operating losses incurred by Dal-Tile, a $29.7 million loss for the company's share of the charge incurred by Dal-Tile, primarily for uncollectible receivables and overstocked inventories, and $4.3 million for the amortization of Armstrong's initial investment in Dal-Tile over the underlying equity in net assets of the business combination. Equity earnings from affiliates for 1996 were primarily comprised of the company's after-tax share of the net income of the Dal-Tile International Inc. business combination and the amortization of the excess of the company's investment in Dal-Tile over the underlying equity in net assets, and the 50% interest in the WAVE joint venture with Worthington Industries. Results in 1995 reflect only the 50% interest in the WAVE joint venture.

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

In August 1996, Dal-Tile issued new shares in a public offering decreasing the company's ownership share from 37% to 33%. During 1997, the company purchased additional shares of Dal-Tile stock, increasing the company's ownership to 34%.

Armstrong's ownership of Dal-Tile is accounted for under the equity method. The summarized historical financial information for ceramic tile operations is presented below.

--------------------------------------------------------------------------------
(millions)                                                            1995
--------------------------------------------------------------------------------
Net sales                                                            $240.1
Operating income/(1)/                                                   8.8
Assets/(2)/                                                           269.8
Liabilities/(2)/                                                       17.3
--------------------------------------------------------------------------------

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

Floor Coverings

The Company is a prominent worldwide manufacturer of floor coverings for the interiors of homes and commercial and institutional buildings, with a broad range of resilient flooring together with adhesives, installation and maintenance materials and accessories. Resilient flooring, in both sheet and tile form, together with laminate flooring, is made in a wide variety of types, designs, and colors. Included are types of flooring that offer such features as ease of installation, reduced maintenance (no-wax), and cushioning for greater underfoot comfort. Floor covering products are sold to the commercial and residential market segments through wholesalers, retailers (including large home centers), and contractors, and to the hotel/motel and manufactured homes industries.

Building Products

A major producer of ceiling materials in the United States and abroad, the Company markets both residential and commercial ceiling systems. Ceiling materials for the home are offered in a variety of types and designs; most provide noise reduction and incorporate Company-designed features intended to permit ease of installation. These residential ceiling products are sold through wholesalers and retailers (including large home centers). Commercial ceiling systems, designed for use in shopping centers, offices, schools, hospitals, and other commercial and institutional structures, are available in numerous colors, performance characteristics and designs and offer characteristics such as acoustical control, rated fire protection, and aesthetic appeal. Commercial ceiling materials and accessories, along with acoustical wall panels, are sold by the Company to ceiling systems contractors and to resale distributors. Suspension ceiling systems products are manufactured and sold through a joint venture with Worthington Industries.

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

Ceramic Tile

Ceramic tile for floors, walls and countertops, together with adhesives, installation and maintenance materials and accessories are sold through home centers, independent ceramic and floor covering wholesalers and sales service centers operated by Dal-Tile.

                      -----------------------------------

The principal raw materials used in the manufacture of the Company's products are synthetic resins, plasticizers, latex, mineral fibers and fillers, clays, starches, perlite, films, pigments and inks. In addition, the Company uses a wide variety of other raw materials. Most raw materials are purchased from sources outside of the Company. The Company also purchases significant amounts of packaging materials for the containment and shipment of its various products. During 1997, adequate supplies of raw materials were available to all of the Company's industry segments.

Customers' orders for the Company's products are typically for immediate shipment. Thus, in each industry segment, the Company has implemented inventory systems, including its "just in time" inventory system, pursuant to which orders are promptly filled out of inventory on hand or the product is manufactured to meet the delivery date specified in the order. As a result, there historically has been no material backlog in any industry segment.

The competitive position of the Company has been enhanced by patents on products and processes developed or perfected within the Company or obtained through acquisition. Although the Company considers that, in the aggregate, its patents constitute a valuable asset, it does not regard any industry segment as being materially dependent upon any single patent or any group of related patents.

There is significant competition in all of the industry segments in which the Company does business. Competition in each industry segment includes numerous active companies (domestic and foreign), with emphasis on price, product performance and service. In addition, with the exception of industrial and other products and services, product styling is a significant method of competition in the Company's industry segments. Increasing domestic competition from foreign producers is apparent in certain industry segments and actions continue to be taken to meet this competition.

The Company invested $141.7 million in 1997, $220.7 million in 1996, and $171.8 million in 1995 for additions to the property, plant and equipment of its continuing businesses.

Research and development activities are important and necessary in assisting the Company to carry on and improve its business. Principal research and development functions include the development of new products and processes and the improvement of existing products and processes.

The Company spent $47.8 million in 1997, $55.2 million in 1996, and $57.9 million in 1995 on research and development activities worldwide for the continuing businesses.

ENVIRONMENTAL MATTERS

In 1997, the company incurred capital expenditures of approximately $1.2 million for environmental compliance and control facilities and anticipates comparable annual expenditures for those purposes for the years 1998 and 1999. The company does not anticipate that it will incur significant capital expenditures in order to meet the requirements of the Clean Air Act of 1990 and the final implementing regulations promulgated by various state agencies.

As with many industrial companies, Armstrong is currently involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"), and similar state laws at approximately 17 sites. In most cases, Armstrong is one of many potentially responsible parties ("PRPs") who have voluntarily agreed to jointly fund the required investigation and remediation of each site. With regard to some sites, however, Armstrong disputes the liability, the proposed remedy or the proposed cost allocation. Armstrong may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies. The company is also remediating environmental contamination resulting from past industrial activity at certain of its current plant sites.

Estimates of future liability are based on an evaluation of currently available facts regarding each individual site and consider factors including existing technology, presently enacted laws and regulations and prior company experience in remediation of contaminated sites. Although current law imposes joint and several liability on all parties at any Superfund site, Armstrong's contribution to the remediation of these sites is expected to be limited by the number of other companies also identified as potentially liable for site costs. As a result, the company's estimated liability reflects only the company's expected share. In determining the probability of contribution, the company considers the solvency of the parties, whether responsibility, is being disputed, the terms of any existing agreements and experience regarding similar matters. The estimated liabilities do not take into account any claims for recoveries from insurance or third parties.

Reserves at December 31, 1997, were for potential environmental liabilities that the company considers probable and for which a reasonable estimate of the potential liability could be made. Where existing data is sufficient to estimate the amount of the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As a result, the company has accrued, before agreed-to insurance coverage, $9.3 million to reflect its estimated undiscounted liability for environmental remediation. As assessments and remediation activities progress at each individual site, these liabilities are reviewed to reflect additional information as it becomes available.

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

As of December 31, 1997, the Company had approximately 10,600 active employees, of whom approximately 3,800 are located outside the United States. About 62% of the Company's approximately 4,300 hourly or salaried production and maintenance employees in the United States are represented by labor unions.

GEOGRAPHIC AREAS
--------------------------------------------------------------------------------
at December 31 (millions)                        1997        1996        1995
--------------------------------------------------------------------------------
Net trade sales:
    United States                              $1,453.1    $1,419.2    $1,586.4
    Europe                                        545.6       548.4       558.7
    Other foreign                                 200.0       188.8       179.9
--------------------------------------------------------------------------------
Interarea transfers:
    United States                                 111.7       105.0       101.1
    Europe                                         14.9        13.2        13.8
    Other foreign                                  29.2        30.4        32.1
    Eliminations                                 (155.8)     (148.6)     (147.0)
--------------------------------------------------------------------------------
Total net sales                                $2,198.7    $2,156.4    $2,325.0
-----------------------------------------------=================================
Operating income:
    United States                              $  236.1    $  202.7    $    7.7
    (see note 2 on page 4)
    Europe                                         77.2        79.3        62.6
    Other foreign                                   8.6        10.0         7.8
    Unallocated corp. income (expense)              0.1       (36.1)      (34.0)
--------------------------------------------------------------------------------
Total operating income                         $  322.0    $  255.9    $   44.1
-----------------------------------------------=================================
Identifiable assets:
    United States                              $1,168.9    $1,180.1    $1,044.5
    Europe                                        370.4       383.7       406.7
    Other foreign                                 113.8       107.3        83.4
    Corporate                                     722.5       465.1       615.5
    Eliminations                                   (0.1)       (0.6)       (0.3)
--------------------------------------------------------------------------------
Total assets                                   $2,375.5    $2,135.6    $2,149.8
-----------------------------------------------=================================

United States net trade sales include export sales to non-affiliated customers of $40.9 million in 1997, $34.0 million in 1996 and $32.1 million in 1995. Also included in United States net trade sales were ceramic tile operations sales of $240.1 million in 1995.

"Europe" includes operations located primarily in England, France, Germany, Italy, the Netherlands, Poland, Spain, Sweden and Switzerland. Operations in Australia, Canada, The People's Republic of China, Hong Kong, Indonesia, Japan, Korea, Singapore and Thailand are in "Other foreign."

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


Item 2.  Properties
-------------------

The Company produces and markets its products and services throughout the world, operating 44 manufacturing plants in 13 countries; 21 of these plants are located throughout the United States. Additionally, affiliates operate 19 plants in 6 countries.

Floor covering products and adhesives are produced at 16 plants with principal manufacturing facilities located in Lancaster, Pennsylvania, Kankakee, Illinois, and Stillwater, Oklahoma. Building products are produced at 15 plants with principal facilities in Macon, Georgia, the Florida-Alabama Gulf Coast area and Marietta, Pennsylvania. Insulating materials, textile mill supplies, fiber gasket materials and specialty papers and other products for industry are manufactured at 16 plants with principal manufacturing facilities at Munster, Germany, and Fulton, New York.

Sales offices are leased worldwide, and leased facilities are utilized to supplement the Company's owned warehousing facilities.

Productive capacity and extent of utilization of the Company's facilities are difficult to quantify with certainty because in any one facility, maximum capacity and utilization vary periodically depending upon the product that is being manufactured and individual facilities manufacture more than one type of product. In this context, the Company estimates that the production facilities in each of its industry segments were effectively utilized during 1997 at 80% to 90% of overall productive capacity in meeting market conditions. Remaining productive capacity is sufficient to meet expected customer demands.

The Company believes its various facilities are adequate and suitable. Additional incremental investments in plant facilities are being made as appropriate to balance capacity with anticipated demand, improve quality and service, and reduce costs.


Item 3.  Legal Proceedings
--------------------------

ASBESTOS-RELATED LITIGATION

PERSONAL INJURY LITIGATION

The company is one of many defendants in approximately 83,000 pending claims as of December 31, 1997, alleging personal injury from exposure to asbestos. The increase in the number of claims during the last two quarters of 1997 is primarily due to the inclusion of cases that had been subject to an injunction related to the Georgine Settlement Class Action ("Georgine"), described below, and those that had been filed in the tort system against other defendants (and not against the Center for Claims Resolution ("Center") members) while Georgine was pending.

Nearly all claims seek general and punitive damages arising from alleged exposures, at various times, from World War II onward, to asbestos-containing products. Claims against the company generally involve allegations of negligence, strict liability, breach of warranty and conspiracy with respect to its involvement with asbestos-containing insulation products. The company discontinued the sale of all such products in 1969. The claims also allege that injury may be determined many years (up to 40 years) after first exposure to asbestos. Nearly all suits name many defendants, and over 100 different companies are reportedly involved. The company believes that many current plaintiffs are unimpaired. A large number of claims have been settled, dismissed, put on inactive lists or otherwise resolved, and the company generally is involved in all stages of claims resolution and litigation, including individual trials, consolidated trials and appeals. Neither the rate of future filings and resolutions nor the total number of future claims can be predicted at this time with a high degree of certainty.

Attention has been given by various parties to securing a comprehensive resolution of the litigation. In 1991, the Judicial Panel for Multidistrict Litigation ordered the transfer of federal cases to the Eastern District of Pennsylvania in Philadelphia for pretrial purposes. The company supported this transfer. Some cases are periodically released for trial, although the issue of punitive damages is retained by the transferee court. That court has been instrumental in having the parties resolve large numbers of cases in various jurisdictions and has been receptive to different approaches to the resolution of claims. Claims in state courts have not been directly affected by the transfer, although most recent cases have been filed in state courts.

Georgine Settlement Class Action

Georgine v. Amchem was a settlement class action filed in the Eastern District
------------------
of Pennsylvania, on January 15, 1993, that included essentially all future personal injury claims against members of the Center, including the company. It was designed to establish a nonlitigation system for the resolution of such claims, and offered a method for prompt compensation to claimants who were occupationally exposed to asbestos if they met certain exposure and medical criteria. Compensation amounts were derived from historical settlement data and no punitive damages were to be paid. The settlement was designed to, among other things, minimize transactional costs, including attorneys' fees, expedite compensation to claimants with qualifying claims, and relieve the courts of the burden of handling future claims. Based on maximum mathematical projections covering a ten-year period starting in 1994, the company estimated in Georgine a reasonably possible additional liability of $245 million.

The District Court, after exhaustive discovery and testimony, approved the settlement class action and issued a preliminary injunction that barred class members from pursuing claims against Center members in the tort system. The U.S. Court of Appeals for the Third Circuit reversed that decision, and the reversal was sustained by the U.S. Supreme Court on June 25, 1997, holding that the settlement class did not meet the requirements for class certification under Federal Rule of Civil Procedure 23. The preliminary injunction was vacated on July 21, 1997, resulting in the immediate reinstatement of enjoined cases and a loss of the bar against the filing of claims in the tort system. The company believes that an alternative claims resolution mechanism to Georgine is likely to emerge.

Asbestos-related liability

During the last half of 1997, the company assessed the impact of the recent Supreme Court ruling on its projected asbestos resolution and defense costs. In doing so, the company reviewed, among other things, its historical settlement amounts, the incidence of past claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it, the Georgine projection and its experience. Subject to the uncertainties, limitations and other factors referred to above and based upon its experience, the company has recorded $251.7 million on the balance sheet as an estimated minimum liability to defend and resolve probable and estimable asbestos-related personal injury claims currently pending and to be filed through 2003. This is management's best estimate of the minimum liability, although potential future costs for claims could range up to an additional $387 million or an estimated maximum liability of approximately $639 million. Because of the uncertainties related to asbestos litigation, it is not possible to estimate the number of personal injury claims that may be filed after 2003 or their defense and resolution costs. Therefore, the company's estimated liability does not include costs for personal injury claims that may be filed after 2003, although it is likely there will be such additional claims. Management believes that the potential additional costs for claims to be filed through 2003 and those filed thereafter, net of any potential insurance recoveries, will not have a material after-tax effect on the financial condition of the company or its liquidity, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in a future period.


PROPERTY DAMAGE LITIGATION

The company is also one of many defendants in 10 pending claims as of December 31, 1997, brought by public and private building owners. These claims include allegations of damage to buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures, for removal and replacement of such products. The claims appear to be aimed at friable (easily crumbled) asbestos-containing products, although allegations encompass all asbestos-containing products, including previously installed asbestos-containing resilient flooring. Among the lawsuits that have been resolved are four class actions, which involve public and private schools, Michigan state public and private schools, colleges and universities, and private property owners who leased facilities to the federal government. The company vigorously denies the validity of the allegations against it in these claims. These suits and claims are not handled by the Center. Insurance coverage has been resolved and is expected to cover almost all costs of these claims.

CODEFENDANT BANKRUPTCIES

Certain codefendant companies have filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. As a consequence, litigation against them (with some exceptions) has been stayed or restricted. Due to the uncertainties involved, the long-term effect of these proceedings on the litigation cannot be predicted.


INSURANCE COVERAGE

The company's primary and excess insurance policies provide product hazard and nonproducts (general liability) coverages for personal injury claims, and product hazard coverage for property damage claims. Certain policies also provide coverage to ACandS, Inc., a former subsidiary of the company. The company and ACandS, Inc., share certain limits that both have accessed and have entered into an agreement that reserved for ACandS, Inc., a certain amount of excess insurance.

California Insurance Coverage Lawsuit

Trial court decisions in the insurance lawsuit filed by the company in California held that the trigger of coverage for personal injury claims was continuous from exposure through death or filing of a claim, that a triggered insurance policy should respond with full indemnification up to policy limits, and that any defense obligation ceases upon exhaustion of policy limits. Although not as comprehensive, another decision established favorable defense and indemnity coverage for property damage claims, providing coverage during the period of installation and any subsequent period in which a release of fibers occurred. The California appellate courts substantially upheld the trial court, and that insurance coverage litigation is now concluded. The company has resolved most personal injury products hazard coverage matters with its solvent carriers through the Wellington Agreement, referred to below, or other settlements. In 1989, a settlement with a carrier having both primary and excess coverages provided for certain minimum and maximum percentages of costs for personal injury claims to be allocated to nonproducts (general liability) coverage, the percentage to be determined by negotiation or in alternative dispute resolution ("ADR").

The insurance carriers that provided personal injury products hazard, nonproducts or property damage coverages are as follows: Reliance Insurance Company; Aetna (now Travelers) Casualty and Surety Company; Liberty Mutual Insurance Company; Travelers Insurance Company; Fireman's Fund Insurance Company; Insurance Company of North America; Lloyds of London; various London market companies; Fidelity and Casualty Insurance Company; First State Insurance Company; U.S. Fire Insurance Company; Home Insurance Company; Great American Insurance Company; American Home Assurance Company and National Union Fire Insurance Company (known as the AIG Companies); Central National Insurance Company; Interstate Insurance Company; Puritan Insurance Company; and Commercial Union Insurance Company. Midland Insurance Company, an excess carrier that provided $25 million of personal injury coverage, certain London companies, and certain excess carriers providing only property damage coverage are insolvent. The company is pursuing claims against insolvents in a number of forums.

Wellington Agreement

In 1985, the company and 52 other companies (asbestos defendants and insurers) signed the Wellington Agreement. This Agreement settled nearly all disputes concerning personal injury insurance coverage with most of the company's carriers, provided broad coverage for both defense and indemnity and addressed both products hazard and non-products (general liability) coverages.

Asbestos Claims Facility ("Facility") and Center for Claims Resolution

The Wellington Agreement established the Facility to evaluate, settle, pay and defend all personal injury claims against member companies. Resolution and defense costs were allocated by formula. The Facility subsequently dissolved, and the Center was created in October 1988 by 21 former Facility members, including the company. Insurance carriers, while not members, are represented ex officio on the Center's governing board and have agreed annually to provide a portion of the Center's operational costs. The Center adopted many of the conceptual features of the Facility and has addressed the claims in a manner consistent with the prompt, fair resolution of meritorious claims. Resolution and defense costs are allocated by formula; adjustments over time have resulted in some increased share for the company.

Insurance Recovery Proceedings

A substantial portion of the company's primary and excess insurance asset is nonproducts (general liability) insurance for personal injury claims, including among others, those that involve exposure during installation of asbestos materials. The Wellington Agreement and the 1989 settlement agreement referred to above have provisions for such coverage. An ADR process under the Wellington Agreement is underway against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and, for some policies, includes defense costs in addition to limits. The carriers have raised various defenses, including waiver, laches, statutes of limitations and contractual defenses. One primary carrier alleges that it is no longer bound by the Wellington Agreement, and another alleges that the company agreed to limit its claims for nonproducts coverage against that carrier when the Wellington Agreement was signed. The ADR process is in the trial phase of binding arbitration. Other proceedings against non-Wellington carriers may become necessary.

An insurance asset in the amount of $291.6 million is recorded on the balance sheet and reflects the company's belief in the availability of insurance in this amount, based upon the company's success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is probable of recovery through negotiation or litigation. A substantial portion of the insurance asset is in ADR, which the company believes may be resolved in 1998 or later. A shortfall has developed between available insurance and amounts necessary for resolution and defense costs. This shortfall was $39.9 million at the end of 1997 and included a $1.5 million insurance recovery from an insolvent insurance carrier. The recovery of insurance assets to cover the shortfall will depend upon the resolution of the ADR and other disputes with the insurance carriers. The company does not believe that after-tax effect of the shortfall will be material either to the financial condition of the company or to its liquidity.


CONCLUSIONS

The company does not know how many claims will be filed against it in the future, or the details thereof or of pending suits not fully reviewed, or the defense and resolution costs that may ultimately result therefrom, or whether an alternative to the Georgine settlement vehicle may emerge, or the scope of its insurance coverage ultimately deemed available.

The company has assessed the impact of the recent Supreme Court ruling on its projected asbestos resolution and defense costs. Subject to the uncertainties, limitations and other factors referred to above and based upon its experience, the company has recorded on the balance sheet $251.7 million as a minimum estimated liability to defend and resolve probable and estimable asbestos-related personal injury claims currently pending and to be filed through 2003.

This is management's best estimate of the minimum liability, although potential future costs for these claims could range up to an additional $387 million or an estimated maximum liability of approximately $639 million. Because of the uncertainties related to asbestos litigation, it is not possible to estimate the number of personal injury claims that may be filed after 2003 or their cost. Therefore, the company's estimated liability does not include costs for personal injury claims that may be filed after 2003, although it is likely there will be such additional claims. Management believes that the potential additional costs for claims to be filed through 2003 and those filed thereafter, net of any potential insurance recoveries, will not have a material after-tax effect on the financial condition of the company or its liquidity, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in a future period.

An insurance asset in the amount of $291.6 million is recorded on the balance sheet and reflects the company's belief in the availability of insurance in this amount, based upon the company's success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies, and the opinion of outside counsel. Such insurance is probable of recovery through negotiation or litigation. A substantial portion of the insurance asset is in ADR, which the company believes may be resolved in 1998 or later. A shortfall has developed between available insurance and amounts necessary for resolution and defense costs. This shortfall was $39.9 million at the end of 1997 and included a $1.5 million insurance recovery from an insolvent insurance carrier. The recovery of insurance assets to cover the shortfall will depend upon the resolution of the ADR and other disputes with the insurance carriers. The company does not believe that after-tax effect of the shortfall will be material either to the financial condition of the company or to its liquidity.

The company believes that a claims resolution mechanism alternative to the Georgine settlement will eventually emerge, and that the resolution and defense costs are likely to be higher than the earlier maximum mathematical projection in Georgine.

Subject to the uncertainties, limitations and other factors referred to elsewhere in this note and based upon its experience, the company believes it is probable that substantially all of the defense and resolution costs of property damage claims will be covered by insurance.

Even though uncertainties remain as to the potential number of unasserted claims and the liability resulting therefrom, and after consideration of the factors involved, including the ultimate scope of its insurance coverage, the Wellington Agreement and other settlements with insurance carriers, the results of the California insurance coverage litigation, the establishment of the Center, the likelihood that an alternative to the Georgine settlement will eventually emerge, and its experience, the company believes the asbestos-related claims against the company would not be material either to the financial condition of the company or to its liquidity, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in such future period.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

Not applicable.

Executive Officers of the Registrant
------------------------------------

The information appearing in Item 10 hereof under the caption "Executive Officers of the Registrant" is incorporated by reference herein.


                                    PART II
                                    -------

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
         Matters
         -------

The Company's Common Stock is traded on the New York Stock Exchange, Inc., the Philadelphia Stock Exchange, Inc., and the Pacific Stock Exchange, Inc. As of February 10, 1998, there were approximately 7,100 holders of record of the Company's Common Stock.

During 1997, the Company issued a total of 1,800 shares of Common Stock to nonemployee directors of the Company pursuant to the Company's Restricted Stock Plan for Nonemployee Directors. Given the small number of persons to whom these shares were issued, applicable restrictions on transfer and the information regarding the Company possessed by the directors, these shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Quarterly Financial Information
--------------------------------------------------------------------------------


                                                      First           Second             Third          Fourth         Total year
------------------------------------------------------------------------------------------------------------------------------------
1997     Dividends per share of common stock           0.40            0.44               0.44            0.44             1.72
         Price range of common stock--high           72 1/4          75 1/4            74 9/16          75 3/8           75 3/8
         Price range of common stock--low            64 3/4          61 1/2             64 3/8          64 1/8           61 1/2
------------------------------------------------------------------------------------------------------------------------------------
1996     Dividends per share of common stock           0.36            0.40               0.40            0.40             1.56
         Price range of common stock--high           64 1/2          61 5/8             65 1/2          75 1/4           75 1/4
         Price range of common stock--low            57 7/8          53 1/2             51 7/8          61 3/4           51 7/8
------------------------------------------------------------------------------------------------------------------------------------

Item 6.  Selected Financial Data
--------------------------------

ELEVEN-YEAR SUMMARY
--------------------------------------------------------------------------------

(Dollars in millions except for per-share data)        For year            1997             1996             1995             1994
====================================================================================================================================
Net sales                                                               2,198.7          2,156.4          2,325.0          2,226.0
Cost of goods sold                                                      1,461.7          1,459.9          1,581.1          1,483.9
Total selling, general and administrative expenses                        385.3            413.2            457.0            449.2
Equity (earnings) loss from affiliates                                     29.7            (19.1)            (6.2)            (1.7)
Restructuring charges                                                        --             46.5             71.8               --
Loss from ceramic tile business formation/
   (gain) from sales of woodlands                                            --               --            177.2               --
Operating income (loss)                                                   322.0            255.9             44.1            294.6
Interest expense                                                           28.0             22.6             34.0             28.3
Other expense (income), net                                                (2.2)            (6.9)             1.9              0.5
Earnings (loss) from continuing businesses before
   income taxes                                                           296.2            240.2              8.2            265.8
Income taxes                                                              111.2             75.4             (5.4)            78.6
Earnings (loss) from continuing businesses                                185.0            164.8             13.6            187.2
   As a percentage of sales                                                 8.4%             7.6%             0.6%             8.4%
   As a percentage of average monthly assets (a)                            9.0%             8.5%             0.7%            10.7%
Earnings (loss) from continuing businesses
     applicable to common stock (b)                                       185.0            158.0             (0.7)           173.1
   Per common share--basic (c)                                             4.55             4.04            (0.02)            4.62
   Per common share--diluted (c)                                           4.50             3.82            (0.02)            4.09
Net earnings (loss)                                                       185.0            155.9            123.3            210.4
   As a percentage of sales                                                 8.4%             7.2%             5.3%             9.5%
Net earnings (loss) applicable to common stock (b)                        185.0            149.1            109.0            196.3
   As a percentage of average shareholders' equity                         22.3%            19.6%            15.0%            31.3%
   Per common share--basic (c)                                             4.55             3.81             2.94             5.24
   Per common share--diluted (c)                                           4.50             3.61             2.68             4.62
Dividends declared per share of common stock                               1.72             1.56             1.40             1.26
Capital expenditures                                                      160.5            228.0            182.7            138.4
Aggregate cost of acquisitions                                              4.2               --             20.7               --
Total depreciation and amortization                                       132.7            123.7            123.1            120.7
Average number of employees--continuing businesses                       10,643           10,572           13,433           13,784
Average number of common shares outstanding (millions)                     40.6             39.1             37.1             37.5
------------------------------------------------------------------------------------------------------------------------------------
Year-end position
Working capital--continuing businesses                                    128.5            243.5            346.8            384.4
Net property, plant and equipment--continuing businesses                  972.2            964.0            878.2            966.4
Total assets                                                            2,375.5          2,135.6          2,149.8          2,159.0
Net long-term debt                                                        223.1            219.4            188.3            237.2
Total debt as a percentage of total capital (d)                            39.2%            37.2%            38.5%            41.4%
Shareholders' equity                                                      810.6            790.0            775.0            735.1
Book value per share of common stock                                      20.20            19.19            20.10            18.97
Number of shareholders (e) (f)                                            7,137            7,424            7,084            7,473
Common shares outstanding (millions)                                       40.1             41.2             36.9             37.2
Market value per common share                                            74 3/4           69 1/2               62           38 1/2
------------------------------------------------------------------------============================================================

------------------------------------------------------------------------------------------------------------------------------------
                                                                           1993             1992             1991             1990
====================================================================================================================================
Net sales                                                               2,075.7          2,111.4          2,021.4          2,082.4
Cost of goods sold                                                      1,453.7          1,536.1          1,473.7          1,469.8
Total selling, general and administrative expenses                        435.6            446.6            415.1            404.0
Equity (earnings) loss from affiliates                                     (1.4)            (0.2)              --               --
Restructuring charges                                                      89.3            160.8             12.5              6.8
Loss from ceramic tile business formation/
   (gain) from sales of woodlands                                            --               --               --            (60.4)
Operating income (loss)                                                    98.5            (31.9)           120.1            262.2
Interest expense                                                           38.0             41.6             45.8             37.5
Other expense (income), net                                                (6.1)            (7.2)            (8.5)            19.7
Earnings (loss) from continuing businesses before
   income taxes                                                            66.6            (66.3)            82.8            205.0
Income taxes                                                               17.6             (2.9)            32.7             69.5
Earnings (loss) from continuing businesses                                 49.0            (63.4)            50.1            135.5
   As a percentage of sales                                                 2.4%            -3.0%             2.5%             6.5%
   As a percentage of average monthly assets (a)                            2.8%            -3.3%             2.7%             7.5%
Earnings (loss) from continuing businesses
     applicable to common stock (b)                                        35.1            (77.2)            30.7            116.0
   Per common share--basic (c)                                             0.95            (2.08)            0.83             2.98
   Per common share--diluted (c)                                           0.93            (2.08)            0.83             2.73
Net earnings (loss)                                                        63.5           (227.7)            48.2            141.0
   As a percentage of sales                                                 3.1%           -10.8%             2.4%             6.8%
Net earnings (loss) applicable to common stock (b)                         49.6           (241.5)            28.8            121.5
   As a percentage of average shareholders' equity                          9.0%           -33.9%             3.3%            13.0%
   Per common share--basic (c)                                             1.34            (6.51)            0.78             3.12
   Per common share--diluted (c)                                           1.27            (6.51)            0.78             2.86
Dividends declared per share of common stock                               1.20             1.20             1.19            1.135
Capital expenditures                                                      110.3            109.8            129.7            186.5
Aggregate cost of acquisitions                                               --              4.2               --             16.1
Total depreciation and amortization                                       117.0            123.4            122.1            116.5
Average number of employees--continuing businesses                       14,796           16,045           16,438           16,926
Average number of common shares outstanding (millions)                     37.2             37.1             37.1             38.9
------------------------------------------------------------------------------------------------------------------------------------
Year-end position
Working capital--continuing businesses                                    279.3            239.8            353.8            305.2
Net property, plant and equipment--continuing businesses                  937.6            967.2          1,042.8          1,032.7
Total assets                                                            1,869.2          1,944.3          2,125.7          2,124.4
Net long-term debt                                                        256.8            266.6            301.4            233.2
Total debt as a percentage of total capital (d)                            52.2%            57.2%            46.9%            45.7%
Shareholders' equity                                                      569.5            569.2            885.5            899.2
Book value per share of common stock                                      14.71            14.87            23.55            24.07
Number of shareholders (e) (f)                                            7,963            8,611            8,896            9,110
Common shares outstanding (millions)                                       37.2             37.1             37.1             37.1
Market value per common share                                            53 1/4           31 7/8           29 1/4               25
------------------------------------------------------------------------============================================================


                                                                           1989             1988             1987
====================================================================================================================================
Net sales                                                               2,050.4          1,843.4          1,608.7
Cost of goods sold                                                      1,423.2          1,287.6          1,112.0
Total selling, general and administrative expenses                        380.7            331.3            288.8
Equity (earnings) loss from affiliates                                       --               --               --
Restructuring charges                                                       5.9               --               --
Loss from ceramic tile business formation/
   (gain) from sales of woodlands                                          (9.5)            (1.9)              --
Operating income (loss)                                                   250.1            226.4            207.9
Interest expense                                                           40.5             25.8             11.5
Other expense (income), net                                                (5.7)           (13.1)            (4.3)
Earnings (loss) from continuing businesses before
   income taxes                                                           215.3            213.7            200.7
Income taxes                                                               74.6             79.4             82.2
Earnings (loss) from continuing businesses                                140.7            134.3            118.5
   As a percentage of sales                                                 6.9%             7.3%             7.4%
   As a percentage of average monthly assets (a)                            8.6%            10.4%            11.3%
Earnings (loss) from continuing businesses
     applicable to common stock (b)                                       131.0            133.9            118.0
   Per common share--basic (c)                                             2.88             2.90             2.50
   Per common share--diluted (c)                                           2.75             2.88             2.49
Net earnings (loss)                                                       187.6            162.7            150.4
   As a percentage of sales                                                 9.1%             8.8%             9.3%
Net earnings (loss) applicable to common stock (b)                        177.9            162.3            150.0
   As a percentage of average shareholders' equity                         17.9%            17.0%            17.6%
   Per common share--basic (c)                                             3.92             3.51             3.18
   Per common share--diluted (c)                                           3.72             3.50             3.16
Dividends declared per share of common stock                              1.045            0.975            0.885
Capital expenditures                                                      216.9            167.8            157.6
Aggregate cost of acquisitions                                               --            355.8             71.5
Total depreciation and amortization                                       121.6             99.4             83.6
Average number of employees--continuing businesses                       17,167           15,016           14,036
Average number of common shares outstanding (millions)                     45.4             46.2             47.2
------------------------------------------------------------------------------------------------------------------------------------
Year-end position
Working capital--continuing businesses                                    449.4            260.6            345.3
Net property, plant and equipment--continuing businesses                  944.0            930.4            674.1
Total assets                                                            2,008.9          2,073.1          1,574.9
Net long-term debt                                                        181.3            185.9             67.7
Total debt as a percentage of total capital (d)                            36.1%            35.9%            22.8%
Shareholders' equity                                                      976.5          1,021.8            913.8
Book value per share of common stock                                      23.04            21.86            19.53
Number of shareholders (e) (f)                                            9,322           10,355            9,418
Common shares outstanding (millions)                                       42.3             46.3             46.2
Market value per common share                                            37 1/4               35           32 1/4
------------------------------------------------------------------------============================================================


Notes:

(a) Assets exclude insurance recoveries for asbestos-related liabilities.
(b) After deducting preferred dividend requirements and adding the tax benefits for unallocated preferred shares.
(c) See definition of basic and diluted earnings per share on page 35. Earnings per share data is restated for all periods for adoption of SFAS No. 128.
(d) Total debt includes short-term debt, current installments of long-term debt, long-term debt and ESOP loan guarantee. Total capital includes total debt and total shareholders' equity.
(e) Includes one trustee who is the shareholder of record on behalf of approximately 6,000 to 6,500 employees for years 1988 through 1997.
(f) Includes, for 1987, a trustee who was the shareholder of record on behalf of approximately 11,000 employees who obtained beneficial ownership through the Armstrong Stock Ownership Plan, which was terminated at the end of 1987.

Beginning in 1996, ceramic tile results were reported under the equity method, whereas prior to 1996, ceramic tile operations were reported on a consolidated or line item basis.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

--------------------------------------------------------------------------------
1997 COMPARED WITH 1996
--------------------------------------------------------------------------------


FINANCIAL CONDITION

As shown on the Consolidated Statements of Cash Flows (see page 33), the company had cash and cash equivalents of $57.9 million at December 31, 1997. Cash provided by operating activities, supplemented by increases in short-term debt; proceeds from the sale of land, facilities and other assets, and cash proceeds from exercised stock options, covered normal working capital requirements; purchases of property, plant and equipment; payment of cash dividends; repurchase of shares; acquisitions and investments in joint ventures and computer software.

Cash provided by operating activities for the year ended December 31, 1997, was $246.6 million compared with $220.9 million in 1996. The increase is primarily due to the higher level of earnings before noncash charges and lower restructuring payments year-to-year, partially offset by the payment of cash due to a shortfall between currently available insurance and amounts necessary to pay asbestos-related claims. Working capital was $128.5 million as of December 31, 1997, $115.0 million lower than the $243.5 million at year-end 1996. The ratio of current assets to current liabilities was 1.27 to 1 as of December 31, 1997, compared with 1.76 to 1 as of December 31, 1996. The ratio decreased from December 31, 1996, primarily due to accrued expenses for projected short-term asbestos-related liability payments and higher levels of short-term debt used to finance higher levels of receivables and inventories, refinancing of long-term debt and other general corporate purposes.

--------------------------------------------------------------------------------
  --------------------------------------------------------------------------
   Cash from operations and uses of cash flow
  --------------------------------------------------------------------------

                           [BAR CHART APPEARS HERE]

--------------------------------------------------------------------------------

Net cash used for investing activities was $152.8 million for the year ended December 31, 1997, down from $239.8 million in 1996. This reduction was primarily due to lower purchases of property, plant and equipment and higher proceeds from the sale of land, facilities and other assets which were partially offset by additional acquisitions and investments in joint ventures, and higher investment in computer software.

Net cash used for financing activities was $98.6 million for the year ended December 31, 1997, as cash provided by higher levels of short-term debt was offset by cash used for payment of dividends and reduction of long-term debt. In 1996, net cash used for financing activities was $171.8 million as cash was used to reduce debt and redeem outstanding preferred stock in addition to the payment of dividends and repurchases of stock.

Under the 1994 and 1996 board-approved 5,500,000 common share repurchase plans, the company has repurchased approximately 3,661,000 shares through December 31, 1997, including 1,281,000 shares repurchased in 1997.

Long-term debt, excluding the company's guarantee of the ESOP loan, increased slightly in 1997. At December 31, 1997, long-term debt of $223.1 million, or 16.7% of total capital, compared with $219.4 million, or 17.4% of total capital, at the end of 1996. The 1997 and 1996 year-end ratios of total debt (including the company's financing of the ESOP loan) as a percent of total capital were 39.2% and 37.2%, respectively.

Other sources of capital include a $300 million revolving line of credit, expiring 2001, which is used for general corporate purposes and as a backstop for commercial paper notes; and $500 million of unissued debt and/or equity securities registered with the Securities and Exchange Commission. Should a need develop for additional financing, it is management's opinion that the company has sufficient financial strength to warrant the required support from lending institutions and financial markets. Early in 1998, the company's long-term debt rating was reduced by Standard & Poor's from A+ to A while Moody's remained at A2. The company's short-term debt ratings remained at A-1 from Standard & Poor's and P-1 from Moody's.

The company has increased its investment in computer software with projects to develop and implement a new corporate logistics system and a new financial and human resource system. These new systems are year-2000-compliant. In addition, a year 2000 project, expected to be completed in 1999, is converting the remainder of the company's systems to minimize this exposure. The costs of this project are not expected to be material to the company's results of operations, financial condition or liquidity. Since the company cannot yet be asssured that suppliers and other third parties with which it does business will be compliant on a timely basis, the company cannot assess the potential impact, if any, that their noncompliance may have on the company.

The company is involved in significant asbestos-related litigation which is described more fully on pages 59-64 and which should be read in connection with this discussion and analysis. The company does not know how many claims will be filed against it in the future, or the details thereof, or of pending suits not fully reviewed, or the expense and any liability that may ultimately result therefrom, or whether an alternative to the Georgine settlement vehicle may emerge, or the ultimate liability if such alternative does not emerge, or the scope of its nonproducts insurance coverage ultimately deemed available.

The company has assessed the impact of the recent Supreme Court ruling on its projected asbestos resolution and defense costs. Subject to the uncertainties, limitations and other factors referred to above and based upon its experience, the company has recorded a current liability and long-term reserve totaling $251.7 million on the balance sheet as an estimated minimum liability to defend and resolve probable and estimable asbestos-related personal injury claims currently pending and to be filed through 2003. This is management's best estimate of the minimum liability, although potential future costs for claims could range up to an additional $387 million or an estimated maximum liability of approximately $639 million. Because of the uncertainties related to asbestos litigation, it is not possible to estimate the number of personal injury claims that may be filed after 2003 or their cost. Therefore, the company's estimated liability does not reflect amounts for personal injury claims that may be filed after 2003, although it is likely there will be such additional claims. Management believes that the potential additional costs for claims to be filed through 2003 and those filed thereafter, net of any potential insurance recoveries, will not have a material after-tax effect on the financial condition of the company or its liquidity, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in a future period.

--------------------------------------------------------------------------------

  ------------------------------    --------------------------------
  Total debt/total debt + equity    Funds from operations/total debt
  ------------------------------    --------------------------------

     [BAR CHART APPEARS HERE]           [BAR CHART APPEARS HERE]

An insurance asset in the amount of $291.6 million is recorded on the balance sheet and reflects the company's belief in the availability of insurance in this amount, based upon the company's success in insurance recoveries, the agreements, including the Wellington Agreement, that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is probable of recovery through negotiation, alternative dispute resolution ("ADR") or litigation. A substantial portion of the insurance asset is in ADR, which the company believes will not be resolved until 1998 or later. As a consequence, a shortfall has developed between available insurance and amounts necessary for resolution and defense costs. This shortfall was $39.9 million at the end of 1997 and included a $1.5 million insurance recovery from an insolvent insurance carrier. The recovery of insurance assets to cover the shortfall will depend upon the resolution of the ADR and other disputes with the insurance carrier. The company does not believe that the after-tax effect of the shortfall will be material either to the financial condition of the company or to its liquidity.

Subject to the uncertainties, limitations and other factors referred to in the note covering asbestos-related legal proceedings, the company believes it is probable that substantially all of the expenses and any liability payments associated with the property damage claims will be paid under insurance coverage settlement agreements and through coverage from the outcome of the California insurance litigation. Even though uncertainties still remain as to the potential number of unasserted claims, liability resulting therefrom, and the ultimate scope of its insurance coverage, after consideration of the factors involved, including the Wellington Agreement and settlements with other insurance carriers, the results of the California insurance coverage litigation, the remaining reserve, the establishment of the Center, the likelihood that an alternative to the Georgine settlement will eventually emerge, and its experience, the company believes the asbestos-related claims against the company would not be material either to the financial condition of the company or to its liquidity, although as stated above, the net effect of any future liabilities recorded in excess of insurance assets could be material to earnings in such future period.

On June 16, 1997, the company commenced an all cash offer to purchase all of the outstanding common shares and common share equivalents (including convertible debentures and warrants on an as-if converted basis) of Domco Inc. ("Domco"), a Canadian subsidiary of Sommer Allibert, S.A. ("Sommer"). The offer has been extended and amended on a number of occasions since June, most recently to increase the bid price per common share to CDN $26.50 (thereby increasing the aggregate proposed purchase price to CDN $560 million) and to extend the expiration date of the offer to May 29, 1998. The extension is intended to permit the Quebec Securities Commission to rule on the issues of whether the merger of Tarkett AG ("Tarkett") with Sommer constitutes an indirect takeover of Domco and, if so, at a purchase price in excess of 115% of Domco's per share price without providing similar value to Domco's minority shareholders in violation of the rules under the Quebec Securities Act. The offer is conditional upon the valid tender of 51% of the outstanding common shares of Domco on a diluted basis. The company has recorded an asset of $8.3 million for costs associated with the Domco acquisition. The company has obtained requisite regulatory approvals from the United States Federal Trade Commission, the Canadian Minister of Industry and the Competition Bureau in Canada. Sommer has stated that it does not intend to sell its shares of Domco to the company, and Domco's board of directors has rejected the company's offer to subscribe for Domco common shares.

On June 9, 1997, the company filed a complaint in the United States District Court for the Eastern District of Pennsylvania alleging that Sommer (subsequently amended to include Tarkett and Marc Assa, the President du Directoire of Sommer), had used confidential information provided by the company during negotiations regarding the purchase of Sommer's worldwide flooring assets to structure a transaction with Tarkett in violation of a confidentiality agreement and exclusivity understanding with the company and a duty to negotiate in good faith. The company intends to continue to pursue this litigation to recover damages in a trial scheduled to begin on September 15, 1998. The ultimate magnitude of the company's potential recovery is not known at this time.

On June 23, 1997, the company filed a claim, amended on August 11, 1997, in the Ontario Court (General Division) alleging that Sommer and its representatives on Domco's board breached their fiduciary duty to Domco and acted in a manner oppressive to Domco's minority shareholders when they rejected the company's bid for Domco. The company's motion requesting a court injunction to prevent the takeover of Domco by Tarkett, among other items, was dismissed. The company is continuing to pursue this litigation to recover damages from Sommer and Domco's directors, among other relief.

The company intends to continue to pursue all legal remedies available to it in the United States and Canada against Sommer, Domco's directors, Tarkett and Marc Assa.


MARKET RISK

The company uses financial instruments, including fixed and variable rate debt, as well as swap, forward and option contracts to finance its operations and to hedge interest rate, currency and commodity exposures. The swap, forward and option contracts are entered into for periods consistent with the underlying exposure and do not constitute positions independent of those exposures. The company does not enter into contracts for speculative purposes and is not a party to any leveraged instruments.


INTEREST RATE SENSITIVITY

The table below provides information about the company's debt obligations. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date. The information is presented in US dollar equivalents, which is the company's reporting currency.

-------------------------------------------------------------------------------------------
Expected maturity                                                       After
date ($ millions)        1998      1999      2000      2001     2002     2002      Total
-------------------------------------------------------------------------------------------
Liabilities
Long-term debt:
 Fixed rate           $  13.5   $  21.0   $  22.1   $   7.5  $   0.0  $ 153.0    $ 217.1
 Avg. interest rate      8.88%     4.79%     8.14%     9.00%    0.00%    9.13%      8.59%
-------------------------------------------------------------------------------------------
 Variable rate        $   1.0   $   4.0   $   5.0   $   2.0  $   0.0  $   8.5    $  20.5
 Avg. interest rate      9.38%     8.28%     8.28%     8.28%    0.00%    3.90%      6.52%
-------------------------------------------------------------------------------------------

The company is also party to forward starting interest rate swaps entered into in anticipation of future debt issuance. On December 31, 1997, the notional amount under these forward starting swaps was $100.0 million with all swap initiation dates occurring during 1998. The market value of these forward agreements on December 31, 1997, was $3.2 million less than the notional amount.


EXCHANGE RATE SENSITIVITY

The company uses foreign currency forward contracts and options to reduce the risk that future cash flows from transactions in foreign currencies will be negatively impacted by changes in exchange rates.

The table below provides anticipated net foreign cash flows for goods, services and financing transactions for the next 12 months.

-------------------------------------------------------------------------------
Foreign currency              Commercial    Financing       Net          Net
exposure ($ millions)          exposure      exposure      hedge      position
-------------------------------------------------------------------------------
British pound                   $(24.0)       $(17.1)     $ 12.1        $(29.0)
Canadian dollar                   37.0            --          --          37.0
French franc                     (17.0)          3.3        (3.3)        (17.0)
German mark                      (48.0)         12.4       (12.4)        (48.0)
Italian lira                      25.0           2.3        (2.3)         25.0
Spanish peseta                     7.0           2.3        (2.3)          7.0
-------------------------------------------------------------------------------

Note 1: A positive amount indicates the company is a net receiver of this currency, while a negative amount indicates the company is a net payer.

Company policy allows hedges of cash flow exposures of up to one year. The table below summarizes the company's foreign currency forward contracts and average contract rates at December 31, 1997. Foreign currency amounts are translated at exchange rates as of December 31, 1997.

-------------------------------------------------------------------------------
Foreign currency                              Forward Contracts
contracts ($ millions)              Sold     Avg. rate     Bought    Avg. rate
-------------------------------------------------------------------------------
British pound                      $ 5.0        $ 1.68      $17.1         1.61
Dutch guilder                        2.0          2.00         --           --
French franc                         3.3           5.9         --           --
German mark                         12.4          1.79         --           --
Italian lira                         2.3          1726         --           --
Spanish peseta                       2.3         151.5         --           --
-------------------------------------------------------------------------------

The foreign currency hedges are straightforward contracts that have no embedded options or other terms that involve a higher level of complexity or risk.


COMMODITY PRICE SENSITIVITY

The table below provides information about the company's natural gas swap contracts that are sensitive to changes in commodity prices. For the contracts, the table presents the notional amounts in millions of Btu's (MMBtu) and weighted average contract prices. All contracts mature in or before January 1999.

--------------------------------------------------------------------------------
On Balance Sheet Commodity
Related Derivatives                              1998         1999        Total
--------------------------------------------------------------------------------
Swap contracts (long)
  Contract amounts (MMBtu)                    600,000      100,000      700,000
  Weighted average price ($/MMBtu)              $2.26        $2.43        $2.29
--------------------------------------------------------------------------------


CONSOLIDATED RESULTS

Net sales in 1997 of $2.20 billion were 2.0% higher when compared with net sales of $2.16 billion in 1996. Removing the currency translation impact of the stronger U.S. dollar, sales would have increased 3.6%. Added sales from the new Swedish flooring and soft-fiber ceilings joint ventures, along with sales growth in laminate flooring and the worldwide commercial and U.S. home center businesses, offset sales declines in the U.S. residential sheet flooring business.

Net earnings of $185.0 million, or $4.50 per diluted share compared with $155.9 million, or $3.61 per diluted share, in 1996. The increase is primarily related to the positive impact of manufacturing productivity improvements and some lower raw material costs in 1997 and to the negative impact of the 1996 charges for restructuring, floor discoloration product issues and the company's share of the extraordinary loss of Dal-Tile International Inc., in which the company had a 33% equity interest. Adversely affecting 1997 earnings were ceramic tile losses of $42.4 million, or $38.6 million after tax, including $8.4 million, or $6.1 million after tax, for the company's 34.4% share of operating losses incurred by Dal-Tile; an additional $29.7 million before- and after-tax loss for the company's share of the charge incurred by Dal-Tile, primarily for uncollectible receivables and overstocked inventories; and $4.3 million, or $2.8 million after tax, for the amortization of Armstrong's initial investment in Dal-Tile over the underlying equity in net assets of the business combination. Net earnings in 1996 included after-tax charges of $29.6 million for restructuring, or $0.70 per diluted share; $22.0 million for costs associated with the discoloration of a limited portion of flooring products, or $0.53 per diluted share; and $8.9 million, or $0.21 per diluted share, for the company's share of an extraordinary loss from Dal-Tile.

The company's Economic Value Added (EVA) performance as measured by return on EVA capital of 13.3% in 1997 exceeded the company's 11% cost of capital by 2.3 percentage points. In 1996, the return on EVA capital was 14.8% and exceeded the company's 12% cost of capital by 2.8 percentage points. In 1997, the company's cost of capital was reduced to 11%, partially due to lower interest rates and stock price volatility.

Cost of goods sold in 1997 was 66.5% of sales, lower than the 67.7% in 1996 which included charges associated with a floor discoloration issue. Cost of goods sold was positively affected by continued productivity improvements and some lower raw material costs which offset some promotional pricing actions and a less favorable product mix.

Selling, general and administrative (SG&A) expenses in 1997 were $385.3 million, or 17.5% of sales, which includes the currency translation impact of the stronger U.S. dollar and some lower advertising and administrative costs when compared with 1996. In 1996, SG&A expenses were $413.2 million, or 19.2% of sales, and included a $14.0 million nonrecurring charge for floor discoloration.

During 1996, the company learned that discoloration had occurred in a limited portion of its residential sheet flooring product lines. After correcting the manufacturing process to eliminate any further occurrence of this problem, the company recorded charges of $34.0 million before tax, or $22.0 million after tax ($0.53 per diluted share), for associated inventory and claims costs.

In 1996, the company incurred restructuring charges of $46.5 million, or $29.6 million after tax ($0.70 per diluted share), related primarily to reorganization of staff and plant positions, consolidation of the installation products businesses, restructuring of production processes and write-down of assets. Severance payments charged against restructuring reserves were $17.2 million in 1997 relating to the elimination of 394 positions of which 247 terminations occurred since the beginning of 1997. As of December 31, 1997, an immaterial amount remained in the reserves for restructuring actions. Interest expense in 1997 of $28.0 million was higher than 1996's interest expense of $22.6 million. The primary reason for the increase was higher levels of short-term debt used to finance a variety of general corporate purposes.

The company's 1997 effective tax rate was 37.5%, negatively impacted by 3.4 percentage points from the recording of the company's equity share of the 1997 loss from Dal-Tile. The 1996 rate of 31.4% was positively affected by 1.7 percentage points from recording the company's equity share of the 1996 income from Dal-Tile.


GEOGRAPHIC AREA RESULTS (see page 8)


UNITED STATES

Net sales in 1997 were $1.45 billion, higher than the $1.42 billion recorded in 1996. Sales growth was strongest in the U.S. home center channel serviced through the Corporate Retail Accounts distribution unit, in the commercial flooring and ceilings businesses and in insulation products. These increases offset the negative impact of sales declines in U.S. residential sheet flooring.

Operating income in 1997 of $236.1 million was higher than 1996's operating income of $202.7 million. Cost reduction efforts, most notably in building products and insulation products, positively impacted 1997 operating income; however, this improvement was offset by the $42.4 million loss from the ceramic tile segment (discussed on page 24). In 1996, operating income was negatively impacted by the previously mentioned charges of $34.5 million for restructuring and $34.0 million for floor discoloration issues.

Export sales of Armstrong products from the U.S. to trade customers of $40.9 million increased $6.9 million, or over 20% compared with 1996. The majority of the increase has come from a growth in sales to Latin America.


EUROPE

Sales and earnings results in the European markets remained mixed and year-to-year comparisons were negatively impacted by the currency translation effects of a stronger dollar. Net sales of $545.6 million in 1997 decreased less than 1% with growth from recent product alliances, such as the Swedish flooring and ceilings joint ventures, and sales to Central and Eastern Europe, especially Russia, offset by the currency translation effects. Sales of industry products in our traditional market segments declined, reflecting competitive pricing and weakness in market economies in Western Europe, including the U.K. Operating income decreased less than 3% from 1996 with negative currency translation effects and small declines in floor coverings and building products somewhat offset by gains from significant cost reductions in industry products. Operating income in 1996 included $11.0 million of restructuring charges.

OTHER FOREIGN

Net sales increased 6% from 1996 with growth occurring in insulation and building products which have both benefited from manufacturing facilities in China. Operating income decreased 14% in 1997, reflecting startup costs at the Shanghai ceiling plant earlier in 1997 and the more recent economic climate in other Southeast Asian countries.

--------------------------------------------------------------------------------
  --------------------------------------------------------------------------
  Net trade sales
  --------------------------------------------------------------------------

                           [BAR CHART APPEARS HERE]

--------------------------------------------------------------------------------

INDUSTRY SEGMENT RESULTS (see page 3)


FLOOR COVERINGS

Worldwide floor coverings sales of $1.12 billion increased 2.2% from $1.09 billion in 1996 which included a $14.1 million reduction for product returns for the potential discoloration of a limited portion of its product lines. The 1997 increase came primarily from the addition of sales from the laminate and Swedish joint venture product lines and higher sales in the U.S. commercial and home center channels. U.S. residential sheet flooring sales declined and were adversely affected by a general weakness in high-end professionally installed flooring, some shift toward alternative flooring products and consolidation of the wholesaler distribution channel.

Operating income of $186.5 million compares to 1996's $146.9 million which included charges of $34.0 million associated with the discoloration issue and $14.5 million for restructuring primarily related to the consolidation in the installation products business unit and other reorganizations in the floor products operations staff. Sales increases and productivity gains were more than offset by the negative impact of promotional pricing, a shift in product mix to more mid-priced residential sheet flooring and other lower margin products in the U.S. and start-up costs related to acquisitions and new product lines. Capital expenditures for property, plant and equipment in the floor coverings segment of $76.6 million in 1997 were directed toward improving manufacturing processes. Capital expenditures in 1996 were $117.7 million and were primarily related to the rollout of the Quest display and merchandising system and toward improved manufacturing process effectiveness.

Outlook

New products, including laminate flooring and those of the Swedish flooring joint venture, and sales of commercial and residential tile products should continue to be the drivers of sales growth in 1998. New strategies in the residential sheet flooring and laminate businesses will be focused on addressing changes in the end-use market for these products. Manufacturing margins should increase due to higher sales and lower costs resulting from the simplification of product structures and the manufacturing process. The margin increase should more than offset the higher advertising expense directed toward higher brand awareness. The home center channel, serviced through Corporate Retail Accounts, should continue to grow in 1998 at rates estimated to be greater than the overall home improvement category. Consolidation in the installation products business has been completed, and this business is now positioned to turn sales growth into solid returns.


BUILDING PRODUCTS

Net sales of $754.5 million in the building products segment increased 5.0% from 1996. Sales growth was experienced in all geographic areas. In the Americas, strength came from the U.S. commercial market segment and Latin America. In Europe, added sales from the new Swedish soft-fiber ceilings joint venture and Eastern Europe offset the impact of sluggish Western European economies and continued lower selling prices. Sales grew in the Pacific Area (less than 10% of the segment's business); however, the economic slowdown in Southeast Asia in the latter part of 1997 has increased price competitiveness in this region.

Operating income of $122.3 million increased 28.7% from 1996, which included $8.3 million in restructuring charges. The major factors in the 1997 improvement were higher sales volume and increased productivity, reduced raw material prices and lower startup costs in China than in 1996. In addition, solid increases in profits continue to be realized from the WAVE grid joint venture. Negative factors somewhat reducing the improvement were competitive pricing actions in the U.S. home center channel and in Western Europe. In Eastern Europe and Russia, the increased sales are concentrated in lower margin products. Capital expenditures for property, plant and equipment were $54.4 million compared with $67.7 million in 1996.

Outlook

Business plans in this unit are directed toward heightened brand awareness, customer specific selling and training programs as well as focused efforts toward the most profitable products and channels. Continued growth is anticipated in commercial ceilings market segments in the U.S. and Latin America. In Europe, the results are expected to follow the same trend as 1997, with modest growth in the core Western European market and increased sales from the metal ceilings and Swedish soft-fiber ceilings alliances and Eastern Europe. The market in Asia is expected to continue to show growth although most of the Southeast Asian countries will be negatively affected for some time by the economic climate.

--------------------------------------------------------------------------------
  ---------------------------------------------------------------------------
  Operating income
  ---------------------------------------------------------------------------

                           [BAR CHART APPEARS HERE]


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  ---------------------------------------------------------------------------
  Capital additions
  ---------------------------------------------------------------------------

                           [BAR CHART APPEARS HERE]

--------------------------------------------------------------------------------

INDUSTRY PRODUCTS

Worldwide industry products segment sales of $328.2 million declined 5.2% when compared with 1996; however, without the translation impact of the stronger U.S. dollar, sales would have increased 2%. In the insulation products business sales declines from competitive market pressure in Europe were offset by increases in North America and the Pacific area. Sales of gasket products and textile products, the other two businesses in this segment, were slightly above 1996.

A record operating income of $55.5 million increased $15.4 million from 1996's $40.1 million. The majority of the increase was related to productivity gains in insulation products in all geographic areas. Profits increased in gasket products due to the introduction of new products into European markets and an improved cost profile. The textile products business recorded a profit in 1997 compared with a loss in 1996. Capital expenditures for property, plant and equipment in the industry products segment were $16.5 million compared with $22.5 million in 1996.

Outlook

The European building industry is forecasted to remain soft in 1998. Competition due to overcapacity in the insulation products industry will continue to result in some price erosion; however, continued attention to lowering costs should counter the negative impact of competition. In Asia, the market for insulation products is expected to continue to expand although the economic climate in this area may affect results. Worldwide growth in gasket sales is anticipated, primarily due to new products with new applications.

CERAMIC TILE

The ceramic tile segment's 1997 operating loss of $42.4 million included $8.4 million for the company's share of operating losses incurred by Dal-Tile International Inc., in which the company has a 34.4% equity interest; an additional $29.7 million after-tax loss for the company's share of the charge incurred by Dal-Tile, primarily for uncollectible receivables and overstocked inventories; and $4.3 million for the amortization of Armstrong's initial investment in Dal-Tile over the underlying equity in net assets of the business combination. In 1996, the ceramic tile segment reported income of $9.9 million.

Outlook

Major reorganization and restructuring efforts took place at Dal-Tile during 1997 to reduce overhead expenses and improve cash flow. Dal-Tile management anticipates that, in 1998, the business should return to earning a profit and be focused on improving customer service and increasing sales with the assistance of the new logistics system implemented in 1997. The company is evaluating all options regarding the Dal-Tile investment to ensure that the best interests of Armstrong's shareholders are served.

SUBSEQUENT EVENT

On February 25, 1998, the company filed a Form 13D/A with the Securities and Exchange Commission with respect to its ownership of Dal-Tile Common Stock stating that the company has concluded that its interests would be best served by disposing of its Dal-Tile investment. The company intends to pursue options available to it to sell its shares of Dal-Tile Common Stock either in a private transaction or through the public markets, though it is not precluding the possibility of acquiring additional shares should circumstances change in the future.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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

The company plans to adopt these accounting standards for periods beginning with January 1, 1998, as required. The adoption of these standards will not impact consolidated results, financial condition, or long-term liquidity.


FOURTH QUARTER 1997 COMPARED
WITH FOURTH QUARTER 1996

Net sales of $527.4 million were slightly lower than 1996's fourth-quarter sales of $528.6 million. Sales would have increased 2.0% without the negative currency translation effect of a stronger U.S. dollar. Sales decreased in the floor coverings segment as strong sales in the U.S. residential flooring tile business unit and Europe, especially from the Swedish flooring joint venture, were more than offset by lower U.S. residential sheet flooring sales. Building products sales grew due to strength in the U.S. commercial market segment and added sales from the Swedish soft-fiber ceilings joint venture. Sales decreased in the industry products segment, largely due to a stronger U.S. dollar and competitive pricing in insulation products, particularly in Europe.

Operating income of $72.2 million compares with $79.4 million in the fourth-quarter 1996. By operating segment, increases were reported in the building products and industry products segments, while declines were reported in the floor coverings and ceramic tile segments. Operating income in the floor coverings segment of $40.5 million decreased when compared with $45.6 million in 1996. Sales increases in residential tile and commercial sheet and tile flooring were offset by promotional pricing and a shift in product mix to more mid-priced residential sheet flooring and other lower margin products. Fourth-quarter operating income for building products was $28.8 million compared with 1996 fourth-quarter income of $21.7 million. The significant factors driving this increase were sales growth, lower costs from productivity improvements and the increase in profits realized from the WAVE grid joint venture. Industry products operating income of $13.9 million increased from $9.9 million in the fourth quarter 1996. The increase resulted from lower manufacturing costs in the insulation, gasket and textile products business units.

The ceramic tile segment fourth-quarter operating loss of $8.4 million represents Armstrong's share of the net loss of the Dal-Tile business combination and the amortization of the excess of the company's initial investment in Dal-Tile over the underlying equity in net assets. Fourth-quarter 1996 operating income of $4.7 million reflects Armstrong's share of the after-tax operating income of Dal-Tile and the amortization of the excess of the company's initial investment in Dal-Tile over the underlying equity in net assets.

Cost of goods sold as a percent of sales was 67.6%, compared with 69.2% in the fourth quarter 1996. Lower raw material costs in floor coverings and building products, productivity improvements and controlled manufacturing period expense were the primary reasons for the lower manufacturing costs.

Armstrong's effective tax rate in fourth quarter 1997 was 31.3% and was comparable to the effective tax rate for continuing businesses of 31.4% in fourth quarter 1996.

Net earnings were $46.8 million, or $1.15 per diluted share and included losses of $5.5 million after tax, or $0.13 per diluted share, from the ceramic tile segment. These results compare with 1996's fourth-quarter net earnings of $53.2 million or $1.28 per diluted share, including $4.2 million, or $0.10 per diluted share, of earnings from the company's investment in Dal-Tile.


--------------------------------------------------------------------------------
 1996 COMPARED WITH 1995
--------------------------------------------------------------------------------

FINANCIAL CONDITION

As shown on the Consolidated Statements of Cash Flows (see page 33), net cash provided by operating activities and the sale of assets was sufficient to cover normal working capital requirements, payments related to restructuring activities and additional investment in plant, property and equipment. Most of the 1996 beginning cash balance plus proceeds from exercised stock options covered the reduction of debt, payments of dividends, preferred stock redemptions, repurchase of shares, purchase of computer software and additional investment in Dal-Tile International Inc. The beginning cash balance of $256.9 million included proceeds from the sale of Thomasville Furniture Industries, Inc., in December 1995.

Working capital was $243.5 million as of December 31, 1996, $103.3 million lower than the $346.8 million reported at year-end 1995. The reduction in working capital over 12 months resulted primarily from the $191.5 million decrease in cash. Partially offsetting the working capital decrease were increases in inventories of $10.2 million, income tax benefits of $22.5 million, the $33.9 million decrease in short-term debt and current installments of long-term debt and the $24.1 million decrease in accounts payable and accrued expenses.

The ratio of current assets to current liabilities was 1.76 to 1 as of December 31, 1996, compared with 1.92 to 1 as of December 31, 1995, primarily due to the reduced levels of cash.

On October 1, 1996, the Employee Stock Ownership Plan (ESOP) and the Retirement Savings Plan (RSP) were merged to form the new Retirement Savings and Stock Ownership Plan (RSSOP). Prior to the merger of the plans, on July 31, the trustee of the ESOP converted the preferred stock held by the trust into approximately 5.1 million shares of common stock with a book value of $139.1 million at a one-for-one ratio.

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

In July 1996, the Board of Directors authorized the company to repurchase 3.0 million shares of its common stock (in addition to the 2.5 million shares authorized in 1994), through the open market or through privately negotiated transactions, bringing the total authorized common share repurchases to 5.5 million shares. The increased stock repurchase authorization will allow greater flexibility in deploying cash flow and, to the extent that shares can be repurchased at attractive prices, should increase earnings per share. Since the inception of the plan, the company repurchased approximately 2,380,000 shares through December 31, 1996, including approximately 1,328,000 shares repurchased in 1996. In addition to shares repurchased under the above plan, approximately 364,600 ESOP shares were repurchased in 1996.

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

CONSOLIDATED RESULTS

Net sales of $2.16 billion were lower when compared with 1995's net sales of $2.33 billion which included $0.24 billion of sales from the ceramic tile operations. Beginning in 1996, ceramic tile was reported on the equity method; therefore, a year-to-year sales comparison cannot be made for this industry segment. Sales growth occurred in the floor coverings and building products segments. The floor coverings segment sales growth came primarily from residential and commercial floor tile sold through the U.S. home center channel and floor sales in Eastern Europe and Russia. In the building products segment, strong commercial ceiling sales in the latter part of the year offset earlier servicing problems resulting from severe weather conditions in the first quarter 1996. Industry products sales were adversely affected by competitive pressure in European insulation products and lower global textile products sales which more than offset the positive impact of increases in the gasket and specialty paper business.

Earnings from continuing businesses after income taxes in 1996 were $164.8 million or $4.04 per basic share and $3.82 per diluted share and included after-tax charges of $29.6 million for restructuring and $22.0 million for costs associated with the discoloration of a limited portion of flooring products. Earnings from continuing businesses after income taxes in 1995 were $13.6 million and included a $46.6 million charge after tax for restructuring and a loss of $116.8 million after tax related to the business combination of Armstrong's ceramic tile operations with Dal-Tile.

Net earnings for 1996 were $155.9 million, or $3.81 per basic share and $3.61 per diluted share and included the restructuring and discoloration charges mentioned above plus $8.9 million or $0.21 per diluted share for the company's portion of an extraordinary loss from Dal-Tile related to the refinancing of Dal-Tile's outstanding debt. Net earnings in 1995 were $123.3 million or $2.94 per basic share and $2.68 per diluted share and included $25.8 million of after-tax earnings from the discontinued operations of Thomasville Furniture Industries, Inc., and $83.9 million representing the after-tax gain from its sale.

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

The second-quarter 1996 before-tax restructuring charge for continuing businesses of $46.5 million, or $29.6 million after tax ($0.79 per basic share and $0.70 per share on a diluted basis), related primarily to the reorganization of corporate and business unit staff positions; realignment and consolidation of the Armstrong and W.W. Henry installation products businesses; restructuring of production processes in the Munster, Germany, ceilings facility; early retirement opportunities for employees in the Fulton, New York, gasket and specialty paper products facility; and write-down of assets. These actions affected approximately 500 employees, about two-thirds of whom were in staff positions. These restructuring actions continued the company's ongoing efforts to streamline the organization and enable the businesses to be the best-cost suppliers in their markets. The charges were estimated to be evenly split between cash payments and noncash charges. The majority of the cash outflow was expected to occur over 12 months. It was anticipated that ongoing cost reductions and productivity improvements should permit recovery of the charges in less than two years. In 1995, restructuring charges of $71.8 million before tax or $46.6 million after tax ($1.09 per share on a diluted basis) were recorded. These charges related primarily to the closure of a plant in Braintree, Massachusetts, and for severance and early retirement incentives for approximately 670 employees in the North American resilient flooring business and the European industry products and building products businesses.

Actual severance payments charged against restructuring reserves were $32.1 million in 1996 relating to the elimination of 724 positions, of which 323 terminations occurred since the beginning of 1996. As of December 31, 1996, $50.3 million of reserves remained for restructuring actions.

In July 1996, the company learned that discoloration in a limited portion of its residential sheet flooring product lines was occurring. The problem was traced to a raw material used in production primarily between September 1995 and July 1996. The manufacturing process was corrected to eliminate any further occurrence of this problem. New production was shipped to customers to meet demand for this product. A portion of the production of the affected product lines was shipped to retailers and potentially installed in consumers' homes. The remainder was in the company's, wholesalers' or retailers' inventory.

In September 1996, the company recorded charges of $34.0 million before tax or $22.0 million after tax ($0.53 per diluted share) for costs associated with the discoloration issue. These charges included the write-down to realizable value of the company's inventory on hand or to be returned from independent wholesalers and the potential cost of removing and replacing discolored product installed in consumers' homes. The company planned to continue to monitor claims levels associated with these products and make any further adjustments in the reserve based on experience.

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


GEOGRAPHIC AREA RESULTS (see page 8)


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

EUROPE

Sales in 1996 by the European affiliates reflected the soft economy largely offset by the ability to enter into new market areas such as Eastern Europe and Russia. Net sales decreased 1.8% to $548.4 million compared with 1995. Insulation sales were negatively impacted by competitive pressures, although they increased in the latter half of 1996. Floor Products sales increased from 1995, setting several quarterly sales records in 1996. Building Products sales increased slightly, despite softened demand and competitive pressure in the Western European commercial market segment. Operating income increased 26.8% over 1995, primarily due to cost savings obtained from prior years' restructuring activities. Restructuring charges in Europe were $11.0 million and $24.9 million in 1996 and 1995, respectively. In floor products, increased volume in addition to productivity improvements have resulted in improved profits in the residential sheet business. European insulation products operating income has been positively impacted by its continued efforts to be the best-cost supplier in the industry.

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

INDUSTRY SEGMENT RESULTS (see page 3)


FLOOR COVERINGS

In the floor coverings segment, 1996 net sales of $1.09 billion were slightly above 1995's $1.05 billion and included a reduction of $14.1 million for customer returns associated with the discoloration of a limited portion of its Residential Inlaid Color Sheet Flooring products line. The adverse effect of these returns and the small decline in the U.S. residential sheet business were offset by increases in residential sheet flooring sales in Europe, especially Eastern Europe and Russia, and sales of all products to U.S. home centers. In the home center channel, which is serviced through the Corporate Retail Accounts Division, the strategy of segmenting products for the home centers proved to be successful. Laminate flooring, manufactured and marketed in alliance with the F. Egger Company of Austria, had a good initial market reaction. Operating income included a $34.0 million charge associated with the discoloration issue and a $14.5 million restructuring charge primarily related to the consolidation of the separate Armstrong and W.W. Henry installation products businesses and to other reorganizations in the floor products operations staff. Operating income in 1995 included a restructuring charge of $25.0 million primarily related to the elimination of positions in North America. Records were set in 1996 in both the U.S. residential and commercial tile businesses. Lower raw material costs and increased manufacturing productivity had a positive impact on the cost profile of this business. However, operating income was adversely impacted by start-up costs for laminate flooring. Capital expenditures in this segment increased $40.4 million to $117.7 million and were directed toward the rollout of the Quest display and merchandising system and toward improved manufacturing process effectiveness.


BUILDING PRODUCTS

In the building products segment, net sales of $718.4 million in 1996 increased more than 5.3% when compared to 1995 with growth primarily in North America and the Pacific Rim. North American sales increased significantly with the major areas of market strength in the commercial market segment and the home center channel. Manufacturing recovered from the severe weather conditions of early 1996, while inventories and service levels stabilized in anticipation of sales growth in 1997. Operating income increased to $95.1 million, 3.1% over 1995. Operating income in 1996 included an $8.3 million restructuring charge, the majority of which related to simplifying production processes in the Munster, Germany, ceilings facility. The balance of the restructuring charge was associated with staff reorganizations and asset write-downs in Europe. In 1995, operating income was adversely impacted by a $6.3 million restructuring charge, primarily related to elimination of administrative functions in the European operations. In the earlier part of 1996, operating income had been adversely impacted by weather-related problems in North America and Europe. During 1996, additional costs were incurred for integration and start-up of the new metal ceilings products business and the wet-formed ceiling products plant in China. However, higher sales volume in 1996, improvements in its production processes and reductions in its nonmanufacturing expenses more than offset these additional costs. Capital expenditures in this segment increased by $18.5 million to $67.7 million. Excellent profit growth continued from WAVE, the grid system joint venture with Worthington Industries.


INDUSTRY PRODUCTS

Sales for the industry products segment of $346.2 million in 1996 decreased less than 1% when compared with 1995 sales of $348.8 million. Sales in 1995 included $7.9 million of an exchange translation benefit when compared to 1996 rates and $4.9 million from the champagne cork business divested in 1995. Operating income for 1996 was $40.1 million and includes a $4.0 million restructuring charge, the majority of which related to an early retirement offering to employees of the Fulton, New York, gasket and specialty paper products facility. Operating income in 1995 of $9.3 million included a $31.4 million restructuring charge related to the closing of the Braintree, Massachusetts, plant and elimination of employee positions in Europe. For insulation products, cost reductions in Europe enabled the business to remain competitive through lower selling prices and thus to continue to gain market share, while in the U.S. sales growth was achieved through increased market share. As a result of these strategies, operating income for insulation products increased. Income increased significantly for Armstrong Industrial Specialties, Inc., especially in its gaskets business. The textile products business continues to implement several cost-saving initiatives to reduce its overhead. Despite these changes, the business continued to generate a small operating loss of approximately $3.0 million due to continued worldwide market softness in the textile industry. Capital expenditures in the industry products segment decreased $22.5 million from the higher levels of 1995 when expenditures were made for the construction of two plants and for the acquisition of another plant.

CERAMIC TILE

In the ceramic tile segment, 1996 results represent the company's share of the after-tax net income of the Dal-Tile business combination reduced by the amortization of the excess of the company's initial investment in Dal-Tile over the underlying equity in net assets. Operating income for 1995 reflected the pretax operating income of the ceramic tile operations, primarily the American Olean Tile Company. Dal-Tile took several initiatives during 1996 to integrate the business, including the closure of two plants and numerous sales service centers. Sales growth in 1996 for ceramic tile occurred primarily in the home center and independent distributor channels.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
------------------------------------------------------------------
                  (See pages 20 to 21 under Item 7 above.)

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------


Quarterly Financial Information
------------------------------------------------------------------------------------------------------------------------------------


Quarterly financial information (millions except for per-share data)   First      Second        Third       Fourth    Total year
------------------------------------------------------------------------------------------------------------------------------------

1997     Net sales                                                    $518.3      $577.4       $575.6       $527.4      $2,198.7
         Gross profit                                                  171.3       199.2        195.6        170.9         737.0
         Net earnings                                                   45.5        58.9         33.8         46.8         185.0
         Per share of common stock:
            Basic:    Net earnings                                       1.11        1.45         0.83         1.16          4.55
            Diluted:  Net earnings                                       1.10        1.43         0.82         1.15          4.50
         Dividends per share of common stock                             0.40        0.44         0.44         0.44          1.72
         Price range of common stock--high                             72 1/4      75 1/4      74 9/16       75 3/8        75 3/8
         Price range of common stock--low                              64 3/4      61 1/2       64 3/8       64 1/8        61 1/2
------------------------------------------------------------------------------------------------------------------------------------

1996     Net sales                                                    $501.2      $563.2       $563.4       $528.6      $2,156.4
         Gross profit                                                  156.7       198.4        178.4        163.0         696.5
         Earnings before extraordinary loss                             36.3        30.6         44.2         53.7         164.8
         Net earnings                                                   36.3        30.6         35.8         53.2         155.9
         Per share of common stock:*
            Basic:    Earnings before extraordinary loss                0.89        0.74         1.07         1.30          4.04
                      Net earnings                                      0.89        0.74         0.87         1.29          3.81
            Diluted:  Earnings before extraordinary loss                0.81        0.68         1.06         1.29          3.82
                      Net earnings                                      0.81        0.68         0.86         1.28          3.61
         Dividends per share of common stock                            0.36        0.40         0.40         0.40          1.56
         Price range of common stock--high                            64 1/2      61 5/8       65 1/2       75 1/4        75 1/4
         Price range of common stock--low                             57 7/8      53 1/2       51 7/8       61 3/4        51 7/8
------------------------------------------------------------------------------------------------------------------------------------

*The sum of the quarterly earnings per-share data does not equal the total year amounts due to changes in the average shares outstanding and, for diluted data, the exclusion of the antidilutive effect in certain quarters.

CONSOLIDATED STATEMENTS OF EARNINGS
--------------------------------------------------------------------------------

Millions except for per-share data           Years ended December 31                1997          1996          1995
=====================================================================================================================
Net sales                                                                      $ 2,198.7     $ 2,156.4     $ 2,325.0
Cost of goods sold                                                               1,461.7       1,459.9       1,581.1
---------------------------------------------------------------------------------------------------------------------
Gross profit                                                                       737.0         696.5         743.9
Selling, general and administrative expenses                                       385.3         413.2         457.0
Equity (earnings) loss from affiliates                                              29.7         (19.1)         (6.2)
Restructuring charges                                                                 --          46.5          71.8
Loss from ceramic tile business combination                                           --            --         177.2
---------------------------------------------------------------------------------------------------------------------
Operating income                                                                   322.0         255.9          44.1
Interest expense                                                                    28.0          22.6          34.0
Other expense (income), net                                                         (2.2)         (6.9)          1.9
---------------------------------------------------------------------------------------------------------------------
Earnings from continuing businesses before income taxes                            296.2         240.2           8.2
Income taxes                                                                       111.2          75.4          (5.4)
---------------------------------------------------------------------------------------------------------------------
Earnings from continuing businesses                                                185.0         164.8          13.6
---------------------------------------------------------------------------------------------------------------------
Discontinued business:
     Earnings from operations of Thomasville Furniture Industries, Inc.
         (less income taxes of $13.9)                                                 --            --          25.8
     Gain on disposal of discontinued business
         (less income taxes of $53.4)                                                 --            --          83.9
---------------------------------------------------------------------------------------------------------------------
Earnings before extraordinary loss                                                 185.0         164.8         123.3
Extraordinary loss (less income taxes of $0.7)                                        --          (8.9)           --
---------------------------------------------------------------------------------------------------------------------

Net earnings                                                                   $   185.0     $   155.9     $   123.3
-------------------------------------------------------------------------------======================================

Dividends paid on Series A convertible preferred stock                                --           8.8          18.8
Tax benefit on dividends paid on unallocated preferred shares                         --           2.0           4.5
---------------------------------------------------------------------------------------------------------------------
Net earnings applicable to common stock                                        $   185.0     $   149.1     $   109.0
-------------------------------------------------------------------------------======================================

Per share of common stock (see note on page 35):
     Basic:
         Earnings (loss) from continuing businesses                            $    4.55     $    4.04     $   (0.02)
         Earnings from discontinued business                                          --            --          0.70
         Gain on sale of discontinued business                                        --            --          2.26
         Earnings before extraordinary loss                                         4.55          4.04          2.94
         Extraordinary loss                                                           --         (0.23)           --
---------------------------------------------------------------------------------------------------------------------
         Net earnings                                                          $    4.55     $    3.81     $    2.94
-------------------------------------------------------------------------------======================================

     Diluted:
         Earnings (loss) from continuing businesses                            $    4.50     $    3.82     $   (0.02)
         Earnings from discontinued business                                          --            --          0.60
         Gain on sale of discontinued business                                        --            --          1.96
         Earnings before extraordinary loss                                         4.50          3.82          2.68
         Extraordinary loss                                                           --         (0.21)           --
---------------------------------------------------------------------------------------------------------------------
         Net earnings                                                          $    4.50     $    3.61     $    2.68
-------------------------------------------------------------------------------======================================

The Notes to Consolidated Financial Statements, pages 35-64, are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

Millions except for numbers of shares and per-share data         As of December 31        1997         1996
============================================================================================================
Assets
Current assets:
  Cash and cash equivalents                                                         $     57.9   $     65.4
  Accounts and notes receivable
     (less allowance for discounts and losses: 1997--$37.5; 1996--$34.9)                 252.6        216.7
  Inventories                                                                            220.1        205.7
  Income tax benefits                                                                     25.9         49.4
  Other current assets                                                                    43.5         27.3
------------------------------------------------------------------------------------------------------------
     Total current assets                                                                600.0        564.5
------------------------------------------------------------------------------------------------------------
Property, plant and equipment
  (less accumulated depreciation and amortization: 1997--$1,004.3; 1996--$974.9)         972.2        964.0
Insurance for asbestos-related liabilities                                               291.6        141.6
Investment in affiliates                                                                 174.9        204.3
Other noncurrent assets                                                                  336.8        261.2
------------------------------------------------------------------------------------------------------------
Total assets                                                                        $  2,375.5   $  2,135.6
------------------------------------------------------------------------------------========================

Liabilities and shareholders' equity
Current liabilities:
  Short-term debt                                                                   $     84.1   $     14.5
  Current installments of long-term debt                                                  14.5         13.7
  Accounts payable and accrued expenses                                                  339.9        273.3
  Income taxes                                                                            33.0         19.5
------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                           471.5        321.0
------------------------------------------------------------------------------------------------------------
Long-term debt                                                                           223.1        219.4
Employee Stock Ownership Plan (ESOP) loan guarantee                                      201.8        221.3
Deferred income taxes                                                                     53.7         30.5
Postretirement and postemployment benefit liabilities                                    248.0        247.6
Asbestos-related long-term liabilities                                                   179.7        141.6
Other long-term liabilities                                                              172.1        151.9
Minority interest in subsidiaries                                                         15.0         12.3
------------------------------------------------------------------------------------------------------------
     Total noncurrent liabilities                                                      1,093.4      1,024.6
------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Common stock, $1 par value per share
     Authorized 200 million shares; issued 51,878,910 shares                              51.9         51.9
  Capital in excess of par value                                                         155.1        162.1
  Reduction for ESOP loan guarantee                                                     (207.7)      (217.4)
  Retained earnings                                                                    1,339.6      1,222.6
  Foreign currency translation                                                            (1.8)        17.3
------------------------------------------------------------------------------------------------------------
                                                                                       1,337.1      1,236.5
------------------------------------------------------------------------------------------------------------
  Less common stock in treasury, at cost:
     1997--11,759,510 shares; 1996--10,714,572 shares                                    526.5        446.5
------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                          810.6        790.0
------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                          $  2,375.5   $  2,135.6
------------------------------------------------------------------------------------========================

The Notes to Consolidated Financial Statements, pages 35-64, are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

Millions                                             Years ended December 31       1997       1996       1995
==============================================================================================================
Cash flows from operating activities:
   Net earnings                                                                  $185.0     $155.9     $123.3
   Adjustments to reconcile net earnings to net cash
         provided by operating activities:
      Depreciation and amortization excluding discontinued business               132.7      123.7      123.1
      Depreciation and amortization for discontinued business                        --         --       13.0
      Deferred income taxes                                                        24.2       11.2       (8.7)
      Equity change in affiliates                                                  37.2      (18.2)      (6.3)
      Gain on sale of discontinued businesses                                        --         --      (83.9)
      Loss on ceramic tile business combination net of taxes                         --         --      116.8
      Loss from restructuring activities                                             --       46.5       71.8
      Restructuring payments                                                      (18.6)     (37.4)     (18.3)
      Payments for asbestos-related claims                                        (41.4)        --         --
      Extraordinary loss                                                             --        8.9         --
      Changes in operating assets and liabilities net of effect of discontinued business, restructuring and dispositions:
         (Increase) decrease in receivables                                       (40.8)       3.6        6.9
         (Increase) in inventories                                                (12.8)     (11.5)     (34.3)
         (Increase) decrease in other current assets                               10.5      (22.8)       9.8
         (Increase) in other noncurrent assets                                    (69.0)     (57.4)     (23.4)
         Increase (decrease) in accounts payable and accrued expenses              16.6       (3.2)     (37.0)
         Increase (decrease) in income taxes payable                               11.5        2.5       (8.2)
         Increase in other long-term liabilities                                   23.2       15.2       20.0
   Other, net                                                                     (11.7)       3.9        5.4
--------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                         246.6      220.9      270.0
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchases of property, plant and equipment excluding discontinued business    (141.7)    (220.7)    (171.8)
   Purchases of property, plant and equipment for discontinued business              --         --      (14.3)
   Investment in computer software                                                (18.8)      (7.3)     (10.9)
   Proceeds from sale of land, facilities and discontinued businesses              24.3        3.6      342.6
   Acquisitions                                                                    (4.2)        --      (20.7)
   Investment in affiliates                                                       (12.4)     (15.4)     (27.6)
--------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities                             (152.8)    (239.8)      97.3
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Increase (decrease) in short-term debt                                          69.3       (7.1)       3.2
   Issuance of long-term debt                                                       7.2       40.8         --
   Reduction of long-term debt                                                    (17.0)     (40.0)     (20.1)
   Cash dividends paid                                                            (70.0)     (70.1)     (70.8)
   Purchase of common stock for the treasury, net                                 (89.2)     (81.5)     (41.3)
   Preferred stock redemption                                                        --      (21.4)      (2.9)
   Proceeds from exercised stock options                                            7.9        6.2        7.0
   Other, net                                                                      (6.8)       1.3        2.3
--------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                            (98.6)    (171.8)    (122.6)
--------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                       (2.7)      (0.8)       0.2
--------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                             $ (7.5)    $(191.5)   $244.9
---------------------------------------------------------------------------------=============================
Cash and cash equivalents at beginning of year                                   $ 65.4     $256.9     $ 12.0
---------------------------------------------------------------------------------=============================
Cash and cash equivalents at end of year                                         $ 57.9     $ 65.4     $256.9
---------------------------------------------------------------------------------=============================
Supplemental cash flow information
Interest paid                                                                    $ 23.5     $ 20.7     $ 29.6
Income taxes paid                                                                $ 54.5     $ 65.5     $ 76.9
---------------------------------------------------------------------------------=============================

The Notes to Consolidated Financial Statements, pages 35-64, are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

Millions except for per-share data            Years ended December 31    1997         1996         1995
=========================================================================================================
Series A convertible preferred stock:
Balance at beginning of year                                         $     --     $  258.9     $  261.6
Conversion of preferred stock to common                                    --       (241.5)          --
Shares retired                                                             --        (17.4)        (2.7)
---------------------------------------------------------------------------------------------------------
Balance at end of year                                               $     --     $     --     $  258.9
---------------------------------------------------------------------------------------------------------

Common stock, $1 par value:
Balance at beginning and end of year                                 $   51.9     $   51.9     $   51.9
---------------------------------------------------------------------------------------------------------

Capital in excess of par value:
Balance at beginning of year                                         $  162.1     $   49.3     $   39.3
Gain in investment in affiliates                                           --         14.5           --
Minimum pension liability adjustments                                    (4.5)        (7.4)          --
Conversion of preferred stock to common                                    --        102.4           --
Stock issuances and other                                                (2.5)         3.3         10.0
---------------------------------------------------------------------------------------------------------
Balance at end of year                                               $  155.1     $  162.1     $   49.3
---------------------------------------------------------------------------------------------------------

Reduction for ESOP loan guarantee:
Balance at beginning of year                                         $ (217.4)    $ (225.1)    $ (233.9)
Principal paid                                                           19.6         13.4         10.7
Loans to ESOP                                                            (5.5)        (4.2)          --
Accrued compensation                                                     (4.4)        (1.5)        (1.9)
---------------------------------------------------------------------------------------------------------
Balance at end of year                                               $ (207.7)    $ (217.4)    $ (225.1)
---------------------------------------------------------------------------------------------------------

Retained earnings:
Balance at beginning of year                                         $1,222.6     $1,133.8     $1,076.8
Net earnings for year                                                   185.0        155.9        123.3
Tax benefit on dividends paid on unallocated common shares                2.0          1.0           --
Tax benefit on dividends paid on unallocated preferred shares              --          2.0          4.5
---------------------------------------------------------------------------------------------------------
   Total                                                             $1,409.6     $1,292.7     $1,204.6
---------------------------------------------------------------------------------------------------------
Less dividends:
   Preferred stock                                                   $     --     $    8.9     $   18.8
   Common stock
      $1.72 per share in 1997;                                           70.0
      $1.56 per share in 1996;                                                        61.2
      $1.40 per share in 1995                                                                      52.0
---------------------------------------------------------------------------------------------------------
   Total dividends                                                   $   70.0     $   70.1     $   70.8
---------------------------------------------------------------------------------------------------------
Balance at end of year                                               $1,339.6     $1,222.6     $1,133.8
---------------------------------------------------------------------------------------------------------

Foreign currency translation:
Balance at beginning of year                                         $   17.3     $   18.0     $    8.3
Translation adjustments and hedging activities                          (18.2)        (4.4)        10.9
Allocated income taxes                                                   (0.9)         3.7         (1.2)
---------------------------------------------------------------------------------------------------------
Balance at end of year                                               $   (1.8)    $   17.3     $   18.0
---------------------------------------------------------------------------------------------------------

Less treasury stock at cost:
Balance at beginning of year                                         $  446.5     $  511.8     $  468.9
Stock purchases                                                          89.2         81.5         41.3
Conversion of preferred stock to common                                    --       (139.1)          --
Stock issuance activity, net                                             (9.2)        (7.7)         1.6
---------------------------------------------------------------------------------------------------------
Balance at end of year                                               $  526.5     $  446.5     $  511.8
---------------------------------------------------------------------------------------------------------
Total shareholders' equity                                           $  810.6     $  790.0     $  775.0
---------------------------------------------------------------------====================================

The Notes to Consolidated Financial Statements, pages 35-64, are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

------------------------------------------
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------

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

Earnings per Common Share. In 1997, the company adopted Statement of Financial
-------------------------
Accounting Standards (SFAS) No. 128, "Earnings per Share." The adoption of this statement requires the company to replace primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share are computed by dividing the earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share reflects the potential dilution of securities that could share in the earnings. (See note on page 41.)

Advertising Costs. The company's practice is to expense the costs of
-----------------
advertising as they are incurred.

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

Taxes. Deferred tax assets and liabilities are recognized using enacted tax
-----
rates for expected future tax consequences of events recognized in the financial statements or tax returns. The tax benefit for dividends paid on unallocated shares of preferred stock held by the ESOP was recognized in shareholders' equity.

Cash and Cash Equivalents. Short-term investments, substantially all of which
-------------------------
have maturities of three months or less when purchased, are considered to be cash equivalents and are carried at the lower of cost or an amount generally approximating market value.

Inventories. Inventories are valued at the lower of cost or market.
-----------
Approximately 57% of 1997's inventories are valued using the last in, first out
(LIFO) method. Other inventories are generally determined on a first in, first out (FIFO) method.

Long-Lived Assets. Property, plant and equipment values are stated at
-----------------
acquisition cost, with accumulated depreciation and amortization deducted to arrive at net book value. Depreciation charges for financial reporting purposes are determined generally on the straight-line basis at rates calculated to provide for the retirement of assets at the end of their useful lives. Accelerated depreciation is generally used for tax purposes. Impairment losses are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. When assets are disposed of or retired, their costs and related depreciation are removed from the books, and any resulting gains or losses are reflected in "Selling, general and administrative expenses."

Costs of the construction of certain long-term assets include capitalized interest which is amortized over the estimated useful life of the related asset.

Goodwill and Other Intangibles. Goodwill and other intangibles are amortized on
------------------------------
a straight-line basis over periods up to 30 years. On a periodic basis, the company estimates the future undiscounted cash flows of the businesses to which goodwill relates in order to ensure that the carrying value of goodwill has not been impaired.

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

--------------------
NATURE OF OPERATIONS
--------------------

INDUSTRY SEGMENTS

-----------------------------------------------------------------------
at December 31 (millions)                1997         1996         1995
-----------------------------------------------------------------------
Net trade sales:
  Floor coverings                    $1,116.0     $1,091.8     $1,053.9
  Building products                     754.5        718.4        682.2
  Industry products                     328.2        346.2        348.8
  Ceramic tile                             --           --        240.1
-----------------------------------------------------------------------
Total net sales                      $2,198.7     $2,156.4     $2,325.0
-------------------------------------==================================
Operating income (loss): (Note 1)
  Floor coverings                    $  186.5     $  146.9     $  145.0
  Building products                     122.3         95.1         92.2
  Industry products                      55.5         40.1          9.3
  Ceramic tile (Note 2)                 (42.4)         9.9       (168.4)
  Unallocated corporate expense           0.1        (36.1)       (34.0)
-----------------------------------------------------------------------
Total operating income               $  322.0     $  255.9     $   44.1
-------------------------------------==================================
Depreciation and amortization:
  Floor coverings                    $   65.5     $   53.9     $   47.9
  Building products                      37.5         37.0         36.8
  Industry products                      17.3         19.1         19.3
  Ceramic tile                            4.3          4.3         13.5
  Corporate                               8.1          9.4          5.6
-----------------------------------------------------------------------
Total depreciation
  and amortization                   $  132.7     $  123.7     $  123.1
-------------------------------------==================================
Capital additions: (Note 3)
  Floor coverings                    $   76.6     $  117.7     $   77.3
  Building products                      54.4         67.7         49.2
  Industry products                      16.5         22.5         45.0
  Ceramic tile                             --           --          9.6
  Corporate                               8.7         12.8          6.3
-----------------------------------------------------------------------
Total capital additions              $  156.2     $  220.7     $  187.4
-------------------------------------==================================
Identifiable assets:
  Floor coverings                    $  713.8     $  687.9     $  583.2
  Building products                     554.9        541.1        513.5
  Industry products                     248.6        272.8        301.8
  Ceramic tile                          135.7        168.7        135.8
  Corporate                             722.5        465.1        615.5
-----------------------------------------------------------------------
Total assets                         $2,375.5     $2,135.6     $2,149.8
-------------------------------------==================================

Note 1:
-----------------------------------------------------------------------
Restructuring charges in
operating income (millions)              1997         1996         1995
-----------------------------------------------------------------------
  Floor coverings                         $--     $   14.5     $   25.0
  Building products                        --          8.3          6.3
  Industry products                        --          4.0         31.4
  Unallocated corporate expense            --         19.7          9.1
-----------------------------------------------------------------------
Total restructuring charges
  in operating income                     $--     $   46.5     $   71.8
------------------------------------------=============================

Note 2: 1997 operating income includes a $29.7 million loss as a result of charges incurred by Dal-Tile International Inc. for uncollectible receivables, overstocked inventories and other asset revaluations. 1995 operating income includes a $177.2 million loss due to the ceramic tile business combination. See "Equity Earnings From Affiliates" on page 40.

Note 3: 1997 and 1995 capital additions for industry segments of property, plant and equipment from acquisitions were $14.5 million and $15.6 million, respectively.

The floor coverings segment includes resilient flooring, adhesives, installation and maintenance materials and accessories sold to U.S. commercial and residential segments through wholesalers, retailers and contractors. The Corporate Retail Accounts division provides products and marketing services to home centers, which have become an important part of the company's business. To improve logistical cost-effectiveness, 13 independent regional distribution centers are being established to service these customers (12 of the centers were in place by the end of 1997). To reduce interchannel conflict, segmented resilient flooring products were introduced to allow exclusive product offerings by our customers. Raw materials, especially plasticizers and resins, are a significant cost of resilient flooring products. The company has no influence on the worldwide market of these materials and is subject to cost changes.

The building products segment manufactures both commercial and residential ceiling systems. Grid products, manufactured through the WAVE joint venture with Worthington Industries, have become an important part of this business worldwide. Earnings from this joint venture are included in this segment's operating income and in "Equity Earnings from Affiliates" (see page 40). The major sales activity in this segment is in commercial ceiling systems sold to resale distributors and contractors worldwide, with European sales having a significant impact. Ceiling systems for the residential home segment are sold through wholesalers and retailers, mainly in the United States. Through a joint venture with a Chinese partner, a plant facility in Shanghai manufactures ceilings for the Pacific area.

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

The ceramic tile products segment includes ceramic tile sold through home centers, Dal-Tile sales service centers and independent distributors. Ceramic tile products face significant competition from foreign suppliers. Starting in 1996, this segment's results are reported as "Equity Earnings from Affiliates" and are included in operating income.

GEOGRAPHIC AREAS
-------------------------------------------------------------------------------
at December 31 (millions)                       1997         1996         1995
-------------------------------------------------------------------------------
Net trade sales:
  United States                             $1,453.1     $1,419.2     $1,586.4
  Europe                                       545.6        548.4        558.7
  Other foreign                                200.0        188.8        179.9
-------------------------------------------------------------------------------
Interarea transfers:
  United States                                111.7        105.0        101.1
  Europe                                        14.9         13.2         13.8
  Other foreign                                 29.2         30.4         32.1
  Eliminations                                (155.8)      (148.6)      (147.0)
-------------------------------------------------------------------------------
Total net sales                             $2,198.7     $2,156.4     $2,325.0
--------------------------------------------===================================
Operating income:
  United States                             $  236.1     $  202.7     $    7.7
    (see note 2 on page 37)
  Europe                                        77.2         79.3         62.6
  Other foreign                                  8.6         10.0          7.8
  Unallocated corp. income (expense)             0.1        (36.1)       (34.0)
-------------------------------------------------------------------------------
Total operating income                      $  322.0     $  255.9     $   44.1
--------------------------------------------===================================
Identifiable assets:
  United States                             $1,168.9     $1,180.1     $1,044.5
  Europe                                       370.4        383.7        406.7
  Other foreign                                113.8        107.3         83.4
  Corporate                                    722.5        465.1        615.5
  Eliminations                                  (0.1)        (0.6)        (0.3)
-------------------------------------------------------------------------------
Total assets                                $2,375.5     $2,135.6     $2,149.8
--------------------------------------------===================================

United States net trade sales include export sales to non-affiliated customers of $40.9 million in 1997, $34.0 million in 1996 and $32.1 million in 1995. Also included in United States net trade sales were ceramic tile operations sales of $240.1 million in 1995.

"Europe" includes operations located primarily in England, France, Germany, Italy, the Netherlands, Poland, Spain, Sweden and Switzerland. Operations in Australia, Canada, The People's Republic of China, Hong Kong, Indonesia, Japan, Korea, Singapore and Thailand are in "Other foreign."

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

-------------------------
OPERATING STATEMENT ITEMS
-------------------------

NET SALES

Net sales in 1997 totaled $2,198.7 million, 2.0% above the 1996 total of $2,156.4 million and 5.4% below the 1995 total of $2,325.0 million. Prior to 1996, ceramic tile segment sales were consolidated with total company results. Ceramic tile net sales for 1995 were $240.1 million.

EQUITY (EARNINGS) LOSS FROM AFFILIATES

Equity earnings from affiliates for 1997 were primarily comprised of the company's share of the net loss from the Dal-Tile International Inc. business combination and the amortization of the excess of the company's investment in Dal-Tile over the underlying equity in net assets, and income from the 50% interest in the WAVE joint venture with Worthington Industries. The 1997 loss included $8.4 million for the company's share of operating losses incurred by Dal-Tile, a $29.7 million loss for the company's share of the charge incurred by Dal-Tile, primarily for uncollectible receivables and overstocked inventories, and $4.3 million for the amortization of Armstrong's initial investment in Dal-Tile over the underlying equity in net assets of the business combination. Equity earnings from affiliates for 1996 were primarily comprised of the company's after-tax share of the net income of the Dal-Tile International Inc. business combination and the amortization of the excess of the company's investment in Dal-Tile over the underlying equity in net assets, and the 50% interest in the WAVE joint venture with Worthington Industries. Results in 1995 reflect only the 50% interest in the WAVE joint venture.

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

In August 1996, Dal-Tile issued new shares in a public offering decreasing the company's ownership share from 37% to 33%. During 1997, the company purchased additional shares of Dal-Tile stock, increasing the company's ownership to 34%.

Armstrong's ownership of Dal-Tile is accounted for under the equity method. The summarized historical financial information for ceramic tile operations is presented below.

--------------------------------------------------------------------------------
(millions)                                                                 1995
--------------------------------------------------------------------------------
Net sales                                                             $   240.1
Operating income/(1)/                                                       8.8
Assets/(2)/                                                               269.8
Liabilities/(2)/                                                           17.3
--------------------------------------------------------------------------------

Note 1: Excludes 1995 loss of $177.2 million due to ceramic tile business combination.

Note 2: 1995 balances were as of December 29, 1995, immediately prior to the ceramic tile business combination.

EARNINGS FROM CONTINUING BUSINESSES

Earnings from continuing businesses were $185.0 million in 1997 compared with $164.8 million in 1996 and $13.6 million in 1995. Earnings from continuing businesses in 1997 included $38.6 million in losses from its ceramic tile segment mentioned above. Included in the earnings for 1996 and 1995 were after-tax restructuring charges of $29.6 million and $46.5 million, respectively. 1995 earnings included the $116.8 million after-tax loss for the ceramic tile business combination mentioned above.

DISCONTINUED OPERATIONS

In 1995 the company sold the stock of its furniture subsidiary, Thomasville Furniture Industries, Inc., to INTERCO Incorporated for $331.2 million in cash. INTERCO also assumed $8.0 million of interest-bearing debt. The company recorded a gain of $83.9 million after tax on the sale. Certain liabilities related to terminated benefit plans of approximately $11.3 million were retained by the company. Thomasville and its subsidiaries recorded sales of approximately $550.2 million in 1995.

NET EARNINGS

Net earnings were $185.0 million for 1997 compared with $155.9 million and $123.3 million in 1996 and 1995, respectively.

EARNINGS PER SHARE

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share calculations for earnings (loss) from continuing businesses.

--------------------------------------------------------------------------------
                                             Earnings               Per-Share
Millions except for per-share data            (Loss)       Shares    Amount
--------------------------------------------------------------------------------
                            For the year ended 1997
--------------------------------------------------------------------------------
Basic Earnings per Share
Earnings from continuing businesses          $  185.0       40.6    $   4.55
--------------------------------------------------------------------------------
Dilutive options                                             0.4
--------------------------------------------------------------------------------
Diluted Earnings per Share
Earnings available for common                $  185.0       41.0    $   4.50
---------------------------------------------===================================
                             For the year ended 1996
--------------------------------------------------------------------------------
Earnings from continuing businesses          $  164.8
Less: preferred stock dividends                   8.8
Plus: tax benefit on dividends paid on
  unallocated preferred shares                    2.0
--------------------------------------------------------------------------------
Basic Earnings per Share
Earnings available for common                $  158.0       39.1    $   4.04
---------------------------------------------===================================
Earnings from continuing businesses          $  164.8
Less: increased contribution to the ESOP
  assuming conversion of preferred
  shares to common                                3.2
Less: net reduction in tax benefits assuming
  conversion of the ESOP preferred
  shares to common                                0.6
--------------------------------------------------------------------------------
Dilutive options                                             0.4
Common shares issuable under the ESOP                        2.6
--------------------------------------------------------------------------------
Diluted Earnings per Share
Earnings available for common                $  161.0       42.1    $   3.82
---------------------------------------------===================================
                             For the year ended 1995
--------------------------------------------------------------------------------
Earnings from continuing businesses          $  13.6
Less: preferred stock dividends                 18.8
Plus: tax benefit on dividends paid on
  unallocated preferred shares                   4.5
--------------------------------------------------------------------------------
Basic Earnings per Share
Earnings (loss) available for common         $  (0.7)       37.1    $  (0.02)
---------------------------------------------===================================
Earnings from continuing businesses          $  13.6
Less: increased contribution to the ESOP
  assuming conversion of preferred
  shares to common                               7.3
Less: net reduction in tax benefits assuming
  conversion of the ESOP preferred
  shares to common                               1.2
--------------------------------------------------------------------------------
Dilutive options                                             0.3
Common shares issuable under the ESOP                        5.4
--------------------------------------------------------------------------------
Diluted Earnings per Share
Earnings available for common                $   5.1        42.8    $  (0.02)/1/
---------------------------------------------===================================

Note 1: Diluted earnings (loss) per share from continuing businesses for 1995 was antidilutive.

In 1996, the employee stock ownership plan (ESOP) and retirement savings plan were merged resulting in the conversion of convertible preferred shares into common stock. Basic earnings per share for "Earnings from continuing businesses" in 1996 and 1995 are determined by dividing the earnings, after deducting preferred dividends (net of tax benefits on unallocated shares), by the average number of common shares outstanding, including the converted ESOP shares from the conversion date forward. Diluted earnings per share for 1996 and 1995 include the shares of common stock outstanding, the dilutive effect of stock options and the adjustments to common shares and earnings required to portray the convertible preferred ESOP shares on an "if converted" basis prior to conversion.

In 1997, the company adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997. As a result, the company's reported earnings per share for 1996 and 1995 were restated. The effect of this accounting change on previously reported earnings per-share data was as follows:

--------------------------------------------------------------------------------
Per-share amounts                                            1996          1995
--------------------------------------------------------------------------------
Primary earnings (loss) from continuing
   businesses per share as reported                      $   3.97      $  (0.02)
Effect of SFAS No. 128                                       0.07            --
--------------------------------------------------------------------------------
Basic earnings (loss) from continuing
   businesses per share as restated                      $   4.04      $  (0.02)
---------------------------------------------------------=======================
Fully diluted earnings (loss) from continuing
   businesses per share as reported                      $   3.81      $  (0.02)
Effect of SFAS No. 128                                       0.01            --
--------------------------------------------------------------------------------
Diluted earnings (loss) from continuing
   businesses per share as restated                      $   3.82      $  (0.02)
---------------------------------------------------------=======================

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

Actual severance payments charged against restructuring reserves were $17.2 million in 1997 relating to the elimination of 394 positions, of which 247 terminations occurred since the beginning of 1997. As of December 31, 1997, an immaterial amount remained in the reserves for restructuring actions.

DEPRECIATION AND AMORTIZATION
--------------------------------------------------------------------------------
(millions)                                  1997            1996            1995
--------------------------------------------------------------------------------
Depreciation                            $  117.4        $  108.6        $  114.9
Amortization                                15.3            15.1             8.2
--------------------------------------------------------------------------------
Total                                   $  132.7        $  123.7        $  123.1
----------------------------------------========================================

Depreciation expense increased in 1997 primarily due to higher capital expenditures in 1996.

SELECTED OPERATING EXPENSES
--------------------------------------------------------------------------------
(millions)                                     1997          1996          1995
--------------------------------------------------------------------------------
Maintenance and repair costs                $ 107.3       $ 105.3       $ 120.2
Research and development costs                 47.8          55.2          57.9
Advertising costs                              10.5          18.4          25.5
--------------------------------------------------------------------------------

OTHER EXPENSE (INCOME), NET
--------------------------------------------------------------------------------
(millions)                                     1997          1996          1995
--------------------------------------------------------------------------------
Interest and dividend income                $  (4.9)      $  (6.5)      $  (3.3)
Foreign exchange, net loss                      0.5           1.2           2.6
Postretirement liability
  transition obligation                          --            --           1.6
Discontinued businesses                         0.8          (2.8)           --
Minority interest                               0.6           0.3           0.6
Other                                           0.8           0.9           0.4
--------------------------------------------------------------------------------
Total                                       $  (2.2)      $  (6.9)      $   1.9
--------------------------------------------====================================

EMPLOYEE COMPENSATION

Employee compensation and the average number of employees are presented in the table below. Restructuring charges for severance costs and early retirement incentives have been excluded.

--------------------------------------------------------------------------------
Employee compensation
cost summary (millions)                        1997          1996          1995
--------------------------------------------------------------------------------
Wages and salaries                        $   494.7     $   509.7     $   589.2
Payroll taxes                                  50.7          51.5          61.7
Pension credits                               (22.2)        (16.1)        (12.1)
Insurance and other benefit costs              51.9          50.7          58.7
Stock-based compensation                        9.6           5.8           0.8
--------------------------------------------------------------------------------
Total                                     $   584.7     $   601.6     $   698.3
------------------------------------------======================================
Average number of employees                  10,643        10,572        13,433
--------------------------------------------------------------------------------

PENSION COSTS

The company and a number of its subsidiaries have pension plans covering substantially all employees. Benefits from the principal plan are based on the employee's compensation and years of service.

The company also had defined-contribution pension plans for eligible employees at certain of its U.S. subsidiaries, such as the Employee Stock Ownership Plan
(ESOP) described on page 47.

Funding requirements, in accordance with provisions of the Internal Revenue Code, are determined independently of expense using an expected long-term rate of return on assets of 8.67%. The company's principal plan was subject to the full funding limitation in 1997, 1996 and 1995, and the company made no contribution to that plan in any of those years.

The total pension cost or credit from all plans is presented in the table below.

--------------------------------------------------------------------------------
Total pension (credit)
cost (millions)                                1997          1996          1995
--------------------------------------------------------------------------------
U.S. defined-benefit plans:
   Net pension credit                       $ (47.8)      $ (39.9)      $ (26.5)
   Early retirement incentives                   --          10.1          28.7
   Net curtailment gain                          --            --          (1.2)
Defined contribution plans                     10.4           9.9           4.2
Net pension cost of non-U.S
   defined-benefit plans                        8.2           8.5           8.1
Other funded and unfunded
   pension costs                                7.0           5.4           3.3
--------------------------------------------------------------------------------
Total pension (credit) cost                 $ (22.2)      $  (6.0)      $  16.6
--------------------------------------------====================================

In 1995, the company recognized a $1.6 million curtailment gain from the sale of the furniture business and a $0.4 million curtailment loss from the ceramic tile business combination.

The net credit for U.S. defined-benefit pension plans was determined using the assumptions presented in the table below.

--------------------------------------------------------------------------------
Net credit for U.S. defined-benefit
pension plans (millions)                      1997          1996          1995
--------------------------------------------------------------------------------
Assumptions:
   Discount rate                              7.25%         7.00%         8.00%
   Rate of increase in future
      compensation levels                     4.50%         4.25%         5.25%
   Expected long-term rate of
      return on assets                        8.75%         8.75%         8.75%
--------------------------------------------------------------------------------
Actual return on assets                   $ (324.3)     $ (124.2)     $ (406.7)
Less amount deferred                         201.5          10.4         313.0
--------------------------------------------------------------------------------
Expected return on assets                 $ (122.8)     $ (113.8)     $  (93.7)
Net amortization and other                   (11.4)         (9.4)         (9.3)
Service cost--benefits earned
   during the year                            15.8          17.2          16.7
Interest on the projected benefit
   obligation                                 70.6          66.1          59.8
--------------------------------------------------------------------------------
Net pension credit                        $  (47.8)     $  (39.9)     $  (26.5)
------------------------------------------======================================

The funded status of the company's U.S. defined-benefit pension plans at the end of 1997 and 1996 is presented in the following table.

--------------------------------------------------------------------------------
Funded status of U.S. defined-benefit
pension plans (millions)                                   1997           1996
--------------------------------------------------------------------------------
Assumptions:
   Discount rate                                           7.00%          7.25%
   Compensation rate                                       4.00%          4.50%
--------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
   Vested benefit obligation                          $  (911.5)     $  (824.4)
--------------------------------------------------------------------------------
   Accumulated benefit obligation                     $  (977.4)     $  (899.4)
--------------------------------------------------------------------------------
   Projected benefit obligation for
      services rendered to date                       $(1,048.0)     $  (981.2)
--------------------------------------------------------------------------------
Plan assets at fair value                             $ 1,754.5      $ 1,501.9
--------------------------------------------------------------------------------
Plan assets in excess of projected
   benefit obligation                                 $   706.5      $   520.7
Unrecognized transition asset                             (27.6)         (33.9)
Unrecognized prior service cost                            90.2           99.9
Unrecognized net gain--experience
   different from assumptions                            (604.9)        (462.6)
Provision for restructuring charges                        (1.4)          (9.1)
--------------------------------------------------------------------------------
Prepaid pension cost                                  $   162.8      $   115.0
------------------------------------------------------==========================

The plan assets, stated at estimated fair value as of December 31, are primarily listed stocks and bonds.

The company has pension plans covering employees in a number of foreign countries that utilize assumptions that are consistent with, but not identical to, those of the U.S. plans.

--------------------------------------------------------------------------------
Net cost for non-U.S. defined-benefit
pension plans (millions)                           1997        1996        1995
--------------------------------------------------------------------------------
Actual return on assets                         $ (15.4)    $  (8.4)    $ (11.2)
Less amount deferred                                8.6         2.5         5.9
--------------------------------------------------------------------------------
Expected return on assets                       $  (6.8)    $  (5.9)    $  (5.3)
Net amortization and other                          0.5         0.5         0.4
Service cost--benefits earned
   during the year                                  5.7         5.3         4.9
Interest on the projected benefit
   obligation                                       8.8         8.6         8.1
--------------------------------------------------------------------------------
Net pension cost                                $   8.2     $   8.5     $   8.1
------------------------------------------------================================

The funded status of the non-U.S. defined-benefit pension plans at the end of 1997 and 1996 is presented in the following table.

--------------------------------------------------------------------------------
Funded status of non-U.S. defined-benefit
pension plans (millions)                                     1997          1996
--------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
   Vested benefit obligation                              $(116.4)      $(112.8)
--------------------------------------------------------------------------------
   Accumulated benefit obligation                         $(119.3)      $(117.2)
--------------------------------------------------------------------------------
   Projected benefit obligation for services
      rendered to date                                    $(127.4)      $(125.5)
--------------------------------------------------------------------------------
Plan assets at fair value                                    95.5          84.5
--------------------------------------------------------------------------------
Projected benefit obligation greater than
   plan assets                                            $ (31.9)      $ (41.0)
Unrecognized transition obligation                            1.4           2.4
Unrecognized prior service cost                               5.3           5.1
Unrecognized net gain--experience
   different from assumptions                               (21.8)        (16.9)
Adjustment required to recognize
   minimum liability                                         (0.4)         (0.6)
--------------------------------------------------------------------------------
Accrued pension cost                                      $ (47.4)      $ (51.0)
----------------------------------------------------------======================

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

The postretirement benefit costs were determined using the assumptions presented in the table below.

--------------------------------------------------------------------------------
Periodic postretirement
benefit costs (millions)                         1997         1996         1995
--------------------------------------------------------------------------------
Assumptions:
   Discount rate                                 7.25%        7.00%        8.25%
   Rate of increase in future
      compensation levels                        4.50%        4.25%        5.25%
--------------------------------------------------------------------------------
Service cost of benefits earned
   during the year                           $    3.3     $    3.7     $    2.8
--------------------------------------------------------------------------------
Interest cost on accumulated
   postretirement benefit obligation             17.6         17.0         17.1
--------------------------------------------------------------------------------
Net amortization and other                        0.3          0.5         (0.8)
--------------------------------------------------------------------------------
Periodic postretirement benefit cost         $   21.2     $   21.2     $   19.1
---------------------------------------------===================================

The status of the company's postretirement benefit plans at the end of 1997 and 1996 is presented in the following table.

--------------------------------------------------------------------------------
Status of postretirement
benefit plans (millions)                          1997          1996
---------------------------------------------------------------------
Assumptions:
   Discount rate                                  7.00%         7.25%
   Compensation rate                              4.00%         4.50%
---------------------------------------------------------------------
Accumulated postretirement
      benefit obligation (APBO):
   Retirees                                   $  180.7      $  164.9
   Fully eligible active plan participants        11.8          14.7
   Other active plan participants                 70.2          67.5
---------------------------------------------------------------------
Total APBO                                    $  262.7      $  247.1
---------------------------------------------------------------------
Unrecognized prior service credit                  6.8           7.8
Unrecognized net loss                            (50.9)        (37.9)
---------------------------------------------------------------------
Accrued postretirement benefit cost           $  218.6      $  217.0
----------------------------------------------=======================

The assumed health care cost trend rate used to measure the APBO was 10% in 1996, decreasing 1% per year to an ultimate rate of 6% by the year 2000. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, if the health care cost trend rate assumptions were increased by 1%, the APBO as of December 31, 1997, would be increased by $22.4 million. The effect of this change on the total of service and interest costs for 1997 would be an increase of $2.3 million.

The company provides certain postemployment benefits to former or inactive employees and their dependents during the period following employment but before retirement.

Postemployment benefit expense totaled $3.1 million in 1997, which included a $3.2 million credit resulting from an increase in the percentage of disabled employees assumed to qualify for Medicare coverage. In 1996, the company recorded postemployment benefit expense of $3.1 million, which included a $2.9 million credit resulting from favorable actuarial experience with regard to assumed plan retirement and mortality rates. In 1995, postemployment benefit expense was $3.2 million, which included a $4.1 million credit from the transfer of the payment responsibility for certain disability benefits to the company's defined-benefit pension plan.

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

The number of shares released for allocation to participant accounts is based on the proportion of principal and interest paid to the total amount of debt service remaining to be paid over the life of the borrowings. Through December 31, 1997, the ESOP had allocated to participants a total of 1,800,000 shares and retired 800,000 shares.

The ESOP currently covers parent company nonunion employees and some union employees.

The company's guarantee of the ESOP loan has been recorded as a long-term obligation and as a reduction of shareholders' equity on its consolidated balance sheet.

--------------------------------------------------------------
Details of ESOP debt service
payments (millions)                1997       1996       1995
--------------------------------------------------------------
Preferred dividends paid        $    --    $   8.9    $  18.8
Common stock dividends paid         8.5        4.0         --
Employee contributions              9.7        5.3        6.7
Company contributions              14.7       11.0        6.2
Company loans to ESOP               5.5        4.2         --
--------------------------------------------------------------
Debt service payments made
   by ESOP trustee              $  38.4    $  33.4    $  31.7
--------------------------------==============================

The company recorded costs for the ESOP, utilizing the 80% of the shares allocated method, of $10.4 million in 1997, $9.4 million in 1996 and $3.5 million in 1995. These costs were partially offset by savings realized from changes to company-sponsored health care benefits and elimination of the contribution-matching feature in the company-sponsored voluntary retirement savings plan.

The trustee borrowed $5.5 million from the company in 1997 and $4.2 million in 1996. These loans were made to ensure that the financial arrangements provided to employees remain consistent with the original intent of the ESOP.

TAXES

Taxes totaled $178.5 million in 1997, $141.6 million in 1996 and $71.9 million in 1995.

--------------------------------------------------------------------------------
Details of taxes (millions)                      1997        1996        1995
--------------------------------------------------------------------------------
Earnings (loss) from continuing businesses before income taxes:
    Domestic                                  $ 236.4     $ 176.5     $ (28.7)
    Foreign                                      92.9        87.6        68.0
    Eliminations                                (33.1)      (23.9)      (31.1)
--------------------------------------------------------------------------------
Total                                         $ 296.2     $ 240.2     $   8.2
----------------------------------------------==================================
Income tax provision (benefit):
  Current:
    Federal                                   $  46.8     $  36.2     $ (19.7)
    Foreign                                      35.7        33.4        23.4
    State                                         1.5         1.4        (0.2)
--------------------------------------------------------------------------------
  Total current                                  84.0        71.0         3.5
--------------------------------------------------------------------------------
  Deferred:
    Federal                                      30.9         4.9        (6.2)
    Foreign                                      (3.7)       (0.5)       (2.7)
--------------------------------------------------------------------------------
  Total deferred                                 27.2         4.4        (8.9)
--------------------------------------------------------------------------------
Total income taxes                              111.2        75.4        (5.4)
Payroll taxes                                    50.7        51.5        61.7
Property, franchise and capital
  stock taxes                                    16.6        14.7        15.6
--------------------------------------------------------------------------------
Total taxes                                   $ 178.5     $ 141.6     $  71.9
----------------------------------------------==================================

At December 31, 1997, unremitted earnings of subsidiaries outside the United States were $117.9 million (at December 31, 1997, balance sheet exchange rates) on which no U.S. taxes have been provided. If such earnings were to be remitted without offsetting tax credits in the United States, withholding taxes would be $5.4 million. The company's intention, however, is to reinvest those earnings permanently or to repatriate them only when it is tax effective to do so.

--------------------------------------------------------------------------------
Reconciliation to
U.S. statutory tax rate (millions)                 1997        1996        1995
--------------------------------------------------------------------------------
Tax expense at statutory rate                   $ 103.7     $  84.1     $   2.9
State income taxes                                  1.0         0.9          --
(Benefit) on ESOP dividend                         (0.9)       (1.5)       (2.1)
Tax (benefit) on foreign and
   foreign-source income                            1.1         6.2        (7.7)
Utilization of excess foreign
   tax credit                                      (2.9)       (6.5)         --
Equity in (earnings) loss of affiliates             9.9        (4.2)         --
Insurance programs                                 (0.8)       (1.2)         --
Other items                                         0.1        (2.4)       (0.1)
Loss from ceramic tile business
   combination                                       --          --         1.6
--------------------------------------------------------------------------------
Tax (benefit) expense at effective rate         $ 111.2     $  75.4     $  (5.4)
------------------------------------------------================================

EXTRAORDINARY LOSS

In 1996, Dal-Tile refinanced all of its existing debt resulting in an extraordinary loss. The company's share of the extraordinary loss was $8.9 million after tax, or $0.21 per diluted share.

-------------------
BALANCE SHEET ITEMS
-------------------

CASH AND CASH EQUIVALENTS

Cash and cash equivalents decreased to $57.9 million at the end of 1997 from $65.4 million in 1996. Operating and other factors causing the decrease in cash and cash equivalents are detailed in the Consolidated Statements of Cash Flows on page 33.

RECEIVABLES
------------------------------------------------------------------------------
Accounts and notes
receivable (millions)                                     1997           1996
------------------------------------------------------------------------------
Customers' receivables                               $   255.2      $   214.7
Customers' notes                                          15.1           18.4
Miscellaneous receivables                                 19.8           18.5
------------------------------------------------------------------------------
                                                         290.1          251.6
------------------------------------------------------------------------------
Less allowance for discounts and losses                   37.5           34.9
------------------------------------------------------------------------------
Net                                                  $   252.6      $   216.7
-----------------------------------------------------=========================

The increase in receivables of $35.9 million was primarily due to the Swedish flooring and ceiling acquisitions, a higher level of billings related to Corporate Retail Accounts and Building Products and some extended terms in Floor Coverings.

Generally, the company sells its products to select, preapproved groups of customers, whose businesses are directly affected by changes in economic and market conditions. The company considers these factors and the financial condition of each customer when establishing its allowance for losses from doubtful accounts.

Trade receivables are recorded in gross billed amounts as of date of shipment. Provision is made for estimated applicable discounts and losses.

INVENTORIES

Inventories were $220.1 million in 1997, $14.4 million higher than 1996. The increase was primarily due to the addition of inventories from the Swedish flooring and ceilings joint ventures.

Approximately 57% of the company's total inventory in 1997 and 1996 was valued on a LIFO (last-in, first-out) basis. Inventory values were lower than would have been reported on a total FIFO (first-in, first-out) basis, by $60.3 million at the end of 1997 and $60.6 million at year-end 1996.

------------------------------------------------------------------------------
Inventories (millions)                                  1997             1996
------------------------------------------------------------------------------
Finished goods                                       $ 149.4          $ 143.7
Goods in process                                        19.9             20.1
Raw materials and supplies                              50.8             41.9
------------------------------------------------------------------------------
Total                                                $ 220.1          $ 205.7
-----------------------------------------------------=========================

INCOME TAX BENEFITS

Income tax benefits were $25.9 million in 1997 and $49.4 million in 1996. Of these amounts, deferred tax benefits were $21.5 million in 1997 and $26.9 million in 1996.

OTHER CURRENT ASSETS

Other current assets were $43.5 million in 1997, an increase of $16.2 million from the $27.3 million in 1996, primarily due to an increase in prepaid expenses.

PROPERTY, PLANT AND EQUIPMENT
--------------------------------------------------------------------------------
(millions)                                               1997              1996
--------------------------------------------------------------------------------
Land                                                 $   20.4          $   24.4
Buildings                                               395.4             409.2
Machinery and equipment                               1,450.5           1,344.8
Construction in progress                                110.2             160.5
--------------------------------------------------------------------------------
                                                      1,976.5           1,938.9
--------------------------------------------------------------------------------
Less accumulated depreciation
   and amortization                                   1,004.3             974.9
--------------------------------------------------------------------------------
Net                                                  $  972.2          $  964.0
-----------------------------------------------------===========================

The $37.6 million increase in gross book value to $1,976.5 million at the end of 1997 included $141.7 million for capital additions and a $55.2 million reduction from sales, retirements, dispositions and other changes. Also because of translating property, plant and equipment in foreign currency into U.S. dollars at lower exchange rates, 1997 gross book value was lower by $48.9 million and net book value declined by $14.1 million.

The unexpended cost of approved capital appropriations amounted to $121.2 million at year-end 1997, substantially all of which is scheduled to be expended during 1998.

INSURANCE FOR ASBESTOS-RELATED LIABILITIES

Insurance for asbestos-related liabilities was $291.6 million reflecting the company's belief in the ultimate availability of insurance in an amount to cover the estimated potential liability of a like amount (see page 55). Such insurance has either been agreed upon or is probable of recovery through negotiation, alternative dispute resolution or litigation. See discussion on pages 59-64.

INVESTMENTS IN AFFILIATES

Investments in affiliates were $174.9 million in 1997, a decrease of $29.4 million, reflecting the decrease from the company's 34% share of the Dal-Tile losses somewhat offset by the increase from the 50% interest in the WAVE joint venture.

In 1997 the company purchased additional shares of Dal-Tile for $9.7 million through open market trades.

OTHER NONCURRENT ASSETS
--------------------------------------------------------------------------------
(millions)                                               1997             1996
--------------------------------------------------------------------------------
Goodwill and other intangibles                        $  60.3          $  46.1
Pension-related assets                                  219.8            158.3
Other                                                    56.7             56.8
--------------------------------------------------------------------------------
Total                                                 $ 336.8          $ 261.2
------------------------------------------------------==========================

Other noncurrent assets increased $75.6 million in 1997. Goodwill and other intangibles increased $14.2 million, reflecting higher spending levels in computer software systems and acquired intangibles from acquisitions. The $61.5 million increase in pension-related assets reflects the net pension credit of $47.8 million and an increase in the assets of the deferred compensation plans.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES
--------------------------------------------------------------------------------
(millions)                                                   1997           1996
--------------------------------------------------------------------------------
Payables, trade and other                                 $ 174.0        $ 158.2
Asbestos-related claims                                      72.0             --
Employment costs                                             47.7           49.7
Restructuring costs                                          12.2           27.6
Other                                                        34.0           37.8
--------------------------------------------------------------------------------
Total                                                     $ 339.9        $ 273.3
----------------------------------------------------------======================

INCOME TAXES
--------------------------------------------------------------------------------
(millions)                                                   1997           1996
--------------------------------------------------------------------------------
Payable--current                                          $  32.2        $  19.3
Deferred--current                                             0.8            0.2
--------------------------------------------------------------------------------
Total                                                     $  33.0        $  19.5
----------------------------------------------------------======================

The tax effects of principal temporary differences between the carrying amounts of assets and liabilities and their tax bases are summarized in the following table. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize deferred tax assets.

--------------------------------------------------------------------------------
Deferred income taxes (millions)                             1997          1996
--------------------------------------------------------------------------------
  Postretirement and postemployment benefits              $ (87.0)      $ (87.0)
  Restructuring benefits                                     (7.4)        (13.6)
  Asbestos-related liabilities                              (82.1)        (49.4)
  Capital loss carryforward                                 (20.4)        (22.1)
  Other                                                     (75.0)        (65.8)
  Valuation allowance                                        29.3          22.1
--------------------------------------------------------------------------------
Net deferred assets                                       $(242.6)      $(215.8)
--------------------------------------------------------------------------------
  Accumulated depreciation                                $ 102.4       $  95.6
  Pension costs                                              48.3          38.2
  Insurance for asbestos-related liabilities                 94.4          49.4
  Other                                                      30.5          36.4
--------------------------------------------------------------------------------
Total deferred income tax liabilities                     $ 275.6       $ 219.6
--------------------------------------------------------------------------------
Net deferred income tax liabilities (assets)              $  33.0       $   3.8
--------------------------------------------------------------------------------
Less net income tax (benefits)--current                     (20.7)        (26.7)
--------------------------------------------------------------------------------
Deferred income taxes--long term                          $  53.7       $  30.5
----------------------------------------------------------======================

DEBT
--------------------------------------------------------------------------
                                          Average                Average
                                         year-end               year-end
                                         interest               interest
(millions)                       1997        rate       1996        rate
--------------------------------------------------------------------------
Short-term debt:
   Commercial paper            $ 60.8        6.33%    $   --          --
   Foreign banks                 23.3        6.23%      14.5        6.81%
--------------------------------------------------------------------------
Total short-term debt          $ 84.1        6.30%    $ 14.5        6.81%
--------------------------------------------------------------------------
Long-term debt:
   9 3/4% debentures
     due 2008                  $125.0        9.75%    $125.0        9.75%
   Medium-term notes
     8.75-9% due
     1998-2001                   39.1        8.94%      52.8        8.93%
   Bank loans
     due 1999-2000               25.0        4.74%      21.0        4.79%
   Industrial
     development bonds           19.5        5.10%      19.5        5.25%
   Other                         29.0        7.76%      14.8        8.57%
--------------------------------------------------------------------------
Total long-term debt           $237.6        8.46%    $233.1        8.67%
--------------------------------------------------------------------------
Less current installments        14.5        8.91%      13.7        8.91%
--------------------------------------------------------------------------
Net long-term debt             $223.1        8.43%    $219.4        8.65%
-------------------------------===========================================

----------------------------------------------------------------------
Scheduled amortization of long-term debt (millions)
----------------------------------------------------------------------
1999           $25.0                     2002                 $--
2000            27.1                     2003                  --
2001             9.5
----------------------------------------------------------------------

The 9 3/4% debentures and the medium-term notes are not redeemable until maturity and have no sinking-fund requirements.

The bank loans have favorable interest rates.

The industrial development bonds mature in 2004 and 2024 and have favorable interest rates.

Other debt includes an $18.6 million zero-coupon note due in 2013 that had a carrying value of $2.5 million at December 31, 1997.

Armstrong has a revolving line of credit of $300.0 million, expiring in 2001, for general corporate purposes. At December 31, 1997, there were no borrowings under this facility. In addition, the company's foreign subsidiaries have approximately $109.6 million of unused short-term lines of credit available from banks. Some credit lines are subject to an annual commitment fee.

The company can borrow from its banks generally at rates approximating the lowest available to commercial borrowers and can issue short-term commercial paper notes supported by the lines of credit.

FINANCIAL INSTRUMENTS

The company does not hold or issue financial instruments for trading purposes. The estimated fair value of the company's financial instruments are as follows:
-----------------------------------------------------------------------------
                                        1997                 1996
(In millions at                    Carrying       Fair   Carrying       Fair
December 31)                         amount      value     amount      value
-----------------------------------------------------------------------------
Assets:
  Cash and cash equivalents          $ 57.9     $ 57.9     $ 65.4     $ 65.4
  Receivables                         252.6      252.6      216.7      216.7
Liabilities:
  Short-term and
    long-term debt                   $321.7     $356.6     $247.6     $281.4
  Other noncurrent
    financial liabilities             172.1      160.1      151.9      141.4
Off-balance sheet financial
  instruments:
  Foreign currency
    contract obligations             $   --     $  0.3     $   --     $  1.2
  Letters of credit/financial
    guarantees                           --      186.1         --      178.1
  Line of credit                         --      409.6         --      441.3
-----------------------------------------------------------------------------

Fair values were determined as follows:

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses, short-term debt and current installments of long-term debt approximate fair value because of the short-term maturity of these instruments.

The fair value estimates of long-term debt were based upon quotes from major financial institutions taking into consideration current rates offered to the company for debt of the same remaining maturities.

Other noncurrent financial liabilities consist primarily of deferred payments, for which cost approximates fair value.

Foreign currency contract obligations are estimated by obtaining quotes from brokers.

Letters of credit, financial guarantees and line of credit amounts are based on the estimated cost to settle the obligations.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISKS

The company does not normally provide collateral or other security to support letters of credit, financial guarantees or lines of credit.

The company is party to forward starting interest rate swaps entered into in anticipation of future debt issuance. The current notional amount under these forward starting swaps is $100.0 million with all swap initiation dates occurring during 1998. The market value of these forward agreements on December 31, 1997, was $3.2 million less than the notional amount.

The company uses foreign currency forward contracts and options to reduce the risk that future cash flows from transactions in foreign currencies will be negatively impacted by changes in exchange rates.

The table below provides anticipated net foreign cash flows for goods, services and financing transactions for the next 12 months.

--------------------------------------------------------------------------------
Foreign currency           Commercial     Financing           Net           Net
exposure ($ millions)        exposure      exposure         hedge      position
--------------------------------------------------------------------------------
British pound                  $(24.0)       $(17.1)        $12.1        $(29.0)
Canadian dollar                  37.0            --            --          37.0
French franc                    (17.0)          3.3          (3.3)        (17.0)
German mark                     (48.0)         12.4         (12.4)        (48.0)
Italian lira                     25.0           2.3          (2.3)         25.0
Spanish peseta                    7.0           2.3          (2.3)          7.0
--------------------------------------------------------------------------------

Note 1: A positive amount indicates the company is a net receiver of this currency, while a negative amount indicates the company is a net payer.

The company policy allows hedges of cash flow exposures of up to one year. The table below summarizes the company's foreign currency forward contracts and average contract rates at December 31, 1997. Foreign currency amounts are translated at exchange rates as of December 31, 1997.

------------------------------------------------------------------
Foreign currency                    Forward Contracts
contracts ($ millions)     Sold    Avg. rate  Bought   Avg. rate
------------------------------------------------------------------
British pound             $ 5.0       1.68      $17.1       1.61
Dutch guilder               2.0       2.00         --         --
French franc                3.3        5.9         --         --
German mark                12.4       1.79         --         --
Italian lira                2.3       1726         --         --
Spanish peseta              2.3      151.5         --         --
------------------------------------------------------------------

The foreign currency hedges are straightforward contracts that have no embedded options or other terms that involve a higher level of complexity or risk.

OTHER LONG-TERM LIABILITIES

Other long-term liabilities were $172.1 million in 1997, an increase of $20.2 million from $151.9 million in 1996. Increases of $4.9 million for pension-related liabilities and $5.8 million for deferred compensation were the primary causes for the increase. Also included in other long-term liabilities were amounts for workers' compensation, vacation accrual, a reserve for estimated environmental-remediation liabilities (see "Environmental Matters" on the next page) and a $4.6 million residual reserve for the estimated potential liability primarily associated with claims pending in the company's asbestos-related litigation.

Based upon the company's experience with the asbestos-related litigation--as well as the Wellington Agreement, other settlement agreements with certain of the company's insurance carriers and an earlier interim agreement with several primary carriers--the residual reserve of $4.6 million is intended to cover potential liability and settlement costs that are not covered by insurance, legal and administrative costs not covered under the agreements and certain other factors that have been involved in the litigation about which uncertainties exist. Future costs of litigation against the company's insurance carriers and other legal costs indirectly related to the litigation, expected to be modest, will be expensed outside the reserve. Amounts, primarily insurance litigation costs, estimated to be payable within one year are included under current liabilities.

This reserve does not address any unanticipated reduction in expected insurance coverage that might result in the future related to pending lawsuits and claims nor any potential shortfall in such coverage for claims that are subject to the settlement class action referred to on pages 59-64.

ASBESTOS-RELATED LIABILITIES

The company reserved $179.7 million in long-term liabilities and $72.0 million in current accrued liabilities for asbestos-related claims. The company has recorded an insurance asset (see page 50) in the amount of $291.6 million for coverage of asbestos-related claims. See discussion on pages 59-64.

ENVIRONMENTAL MATTERS

In 1997, the company incurred capital expenditures of approximately $1.2 million for environmental compliance and control facilities and anticipates comparable annual expenditures for those purposes for the years 1998 and 1999. The company does not anticipate that it will incur significant capital expenditures in order to meet the requirements of the Clean Air Act of 1990 and the final implementing regulations promulgated by various state agencies.

As with many industrial companies, Armstrong is currently involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"), and similar state laws at approximately 17 sites. In most cases, Armstrong is one of many potentially responsible parties ("PRPs") who have voluntarily agreed to jointly fund the required investigation and remediation of each site. With regard to some sites, however, Armstrong disputes the liability, the proposed remedy or the proposed cost allocation. Armstrong may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies. The company is also remediating environmental contamination resulting from past industrial activity at certain of its current plant sites.

Estimates of future liability are based on an evaluation of currently available facts regarding each individual site and consider factors including existing technology, presently enacted laws and regulations and prior company experience in remediation of contaminated sites. Although current law imposes joint and several liability on all parties at any Superfund site, Armstrong's contribution to the remediation of these sites is expected to be limited by the number of other companies also identified as potentially liable for site costs. As a result, the company's estimated liability reflects only the company's expected share. In determining the probability of contribution, the company considers the solvency of the parties, whether responsibility, is being disputed, the terms of any existing agreements and experience regarding similar matters. The estimated liabilities do not take into account any claims for recoveries from insurance or third parties.

Reserves at December 31, 1997, were for potential environmental liabilities that the company considers probable and for which a reasonable estimate of the potential liability could be made. Where existing data is sufficient to estimate the amount of the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As a result, the company has accrued, before agreed-to insurance coverage, $9.3 million to reflect its estimated undiscounted liability for environmental remediation. As assessments and remediation activities progress at each individual site, these liabilities are reviewed to reflect additional information as it becomes available.

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

--------------------------------------------------------------------------------
Changes in option shares outstanding
(thousands except for share price)             1997          1996          1995
--------------------------------------------------------------------------------
Option shares at beginning of year          2,161.4       1,841.6       1,612.1
Options granted                               286.8         728.7         642.8
Option shares exercised                      (265.5)       (376.7)       (390.9)
Stock appreciation rights exercised            (4.7)        (10.8)        (11.5)
Options cancelled                             (16.7)        (21.4)        (10.9)
Option shares at end of year                2,161.3       2,161.4       1,841.6
Option shares exercisable at end
  of year                                   1,262.1       1,185.8       1,196.7
Shares available for grant                  1,585.5       1,914.6       2,838.9
--------------------------------------------------------------------------------
Weighted average price per share:
  Options outstanding                     $   54.01     $   50.06     $   43.00
  Options exercisable                         46.88         41.11         37.93
  Options granted                             69.63         60.30         52.47
  Option shares exercised                     39.10         36.27         33.48
--------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at December 31, 1997.

-----------------------------------------------------------------------------
Stock options outstanding as of 12/31/97
-----------------------------------------------------------------------------
                      Options outstanding               Options exercisable
           ---------------------------------------    -----------------------
Range         Number     Weighted-       Weighted-      Number     Weighted-
of         outstanding    average        average      exercisable   average
exercise       at        remaining       exercise         at        exercise
prices      12/31/97    option life       price        12/31/97      price
-----------------------------------------------------------------------------
$28-38       359,876        4.3          $31.75         359,876     $31.75
 38-54       361,127        6.4           45.10         361,127      45.10
 54-62       846,219        7.7           58.57         527,999      57.91
 62-66       306,000        8.1           63.26          10,000      65.50
 66-74       288,050        9.2           69.75           3,100      71.15
-----------------------------------------------------------------------------
           2,161,272                                  1,262,102
-----------=========----------------------------------=========--------------

Performance restricted shares issuable under the 1993 Long-Term Stock Incentive Plan entitle certain key executive employees to earn shares of Armstrong's common stock, only if the total company or individual business units meet certain predetermined performance measures during defined performance periods (generally three years). Total company performance measures include Armstrong's total shareholder return relative to a peer group of 12 companies. At the end of the performance periods, common stock awarded will carry additional restriction periods (generally three or four years), whereby the shares will be held in custody by the company until the expiration or termination of the restrictions. Compensation expense will be charged to earnings over the period in which the restrictions lapse. Within the performance periods at the end of 1997 were 109,837 performance restricted shares outstanding, with 6,253 accumulated dividend equivalent shares. Restricted common stock awards will be issued in 1998 based on the performance period ending December 31, 1997. Within the restriction periods at the end of 1997 were 180,199 shares of restricted common stock outstanding, with 9,118 accumulated dividend equivalent shares, based on performance periods ending prior to 1997.

Restricted stock awards can be used for the purposes of recruitment, special recognition and retention of key employees. Awards for 27,700 shares of restricted stock were granted (excluding performance based awards discussed above) during 1997. At the end of 1997, there were 151,039 restricted shares of common stock outstanding with 7,097 accumulated dividend equivalent shares.

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

-------------------------------------------------------------------------
(millions)                                   1997        1996        1995
-------------------------------------------------------------------------
Net earnings: As reported               $   185.0   $   155.9   $   123.3
              Pro forma                     180.7       150.7       121.4
Basic EPS:    As reported                    4.55        3.81        2.94
              Pro forma                      4.45        3.68        2.89
Diluted EPS:  As reported                    4.50        3.61        2.68
              Pro forma                      4.39        3.49        2.64
-------------------------------------------------------------------------

The fair value of grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1997, 1996 and 1995.

-----------------------------------------------------------------
                                          1997     1996     1995
-----------------------------------------------------------------
Risk-free interest rates                  6.21%    6.17%    6.38%
Dividend yield                            2.46%    2.32%    2.39%
Expected lives                          5 years  5 years  5 years
Volatility                                  19%      21%      25%
-----------------------------------------------------------------

Because the SFAS No. 123 method of accounting has not been applied to grants prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

TREASURY SHARES

Treasury share changes for 1997, 1996 and 1995 are as follows:

--------------------------------------------------------------------------------
Years ended
December 31 (thousands)                        1997          1996          1995
--------------------------------------------------------------------------------
Common shares
Balance at beginning of year               10,714.6      15,014.1      14,602.1
Stock purchases/(1)/                        1,299.2       1,357.6         795.7
Stock issuance activity, net/(2)/            (254.3)     (5,657.1)       (383.7)
--------------------------------------------------------------------------------
Balance at end of year                     11,759.5      10,714.6      15,014.1
-------------------------------------------========------========------=========

Note 1: Includes small unsolicited buybacks of shares, shares received under share tax withholding transactions and open market purchases of stock through brokers.

Note 2: 1996 includes 5,057,400 shares issued as a result of conversion of preferred to common stock.

In July 1996, the Board of Directors authorized the company to repurchase an additional 3.0 million shares of its common stock through the open market or through privately negotiated transactions bringing the total authorized common share repurchases to 5.5 million shares. Under the total plan, Armstrong has repurchased approximately 3,661,000 shares through December 31, 1997, with a total cash outlay of $218.7 million, including 1,281,000 repurchased in 1997.

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

------------------------------
LITIGATION AND RELATED MATTERS
------------------------------

ASBESTOS-RELATED LITIGATION

PERSONAL INJURY LITIGATION

The company is one of many defendants in approximately 83,000 pending claims as of December 31, 1997, alleging personal injury from exposure to asbestos. The increase in the number of claims during the last two quarters of 1997 is primarily due to the inclusion of cases that had been subject to an injunction related to the Georgine Settlement Class Action ("Georgine"), described below, and those that had been filed in the tort system against other defendants (and not against the Center for Claims Resolution ("Center") members) while Georgine was pending.

Nearly all claims seek general and punitive damages arising from alleged exposures, at various times, from World War II onward, to asbestos-containing products. Claims against the company generally involve allegations of negligence, strict liability, breach of warranty and conspiracy with respect to its involvement with asbestos-containing insulation products. The company discontinued the sale of all such products in 1969. The claims also allege that injury may be determined many years (up to 40 years) after first exposure to asbestos. Nearly all suits name many defendants, and over 100 different companies are reportedly involved. The company believes that many current plaintiffs are unimpaired. A large number of claims have been settled, dismissed, put on inactive lists or otherwise resolved, and the company generally is involved in all stages of claims resolution and litigation, including individual trials, consolidated trials and appeals. Neither the rate of future filings and resolutions nor the total number of future claims can be predicted at this time with a high degree of certainty.

Attention has been given by various parties to securing a comprehensive resolution of the litigation. In 1991, the Judicial Panel for Multidistrict Litigation ordered the transfer of federal cases to the Eastern District of Pennsylvania in Philadelphia for pretrial purposes. The company supported this transfer. Some cases are periodically released for trial, although the issue of punitive damages is retained by the transferee court. That court has been instrumental in having the parties resolve large numbers of cases in various jurisdictions and has been receptive to different approaches to the resolution of claims. Claims in state courts have not been directly affected by the transfer, although most recent cases have been filed in state courts.

Georgine Settlement Class Action

Georgine v. Amchem was a settlement class action filed in the Eastern District
------------------
of Pennsylvania, on January 15, 1993, that included essentially all future personal injury claims against members of the Center, including the company. It was designed to establish a nonlitigation system for the resolution of such claims, and offered a method for prompt compensation to claimants who were occupationally exposed to asbestos if they met certain exposure and medical criteria. Compensation amounts were derived from historical settlement data and no punitive damages were to be paid. The settlement was designed to, among other things, minimize transactional costs, including attorneys' fees, expedite compensation to claimants with qualifying claims, and relieve the courts of the burden of handling future claims. Based on maximum mathematical projections covering a ten-year period starting in 1994, the company estimated in Georgine a reasonably possible additional liability of $245 million.

The District Court, after exhaustive discovery and testimony, approved the settlement class action and issued a preliminary injunction that barred class members from pursuing claims against Center members in the tort system. The U.S. Court of Appeals for the Third Circuit reversed that decision, and the reversal was sustained by the U.S. Supreme Court on June 25, 1997, holding that the settlement class did not meet the requirements for class certification under Federal Rule of Civil Procedure 23. The preliminary injunction was vacated on July 21, 1997, resulting in the immediate reinstatement of enjoined cases and a loss of the bar against the filing of claims in the tort system. The company believes that an alternative claims resolution mechanism to Georgine is likely to emerge.

Asbestos-related liability

During the last half of 1997, the company assessed the impact of the recent Supreme Court ruling on its projected asbestos resolution and defense costs. In doing so, the company reviewed, among other things, its historical settlement amounts, the incidence of past claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it, the Georgine projection and its experience. Subject to the uncertainties, limitations and other factors referred to above and based upon its experience, the company has recorded $251.7 million on the balance sheet as an estimated minimum liability to defend and resolve probable and estimable asbestos-related personal injury claims currently pending and to be filed through 2003. This is management's best estimate of the minimum liability, although potential future costs for claims could range up to an additional $387 million or an estimated maximum liability of approximately $639 million. Because of the uncertainties related to asbestos litigation, it is not possible to estimate the number of personal injury claims that may be filed after 2003 or their defense and resolution costs. Therefore, the company's estimated liability does not include costs for personal injury claims that may be filed after 2003, although it is likely there will be such additional claims. Management believes that the potential additional costs for claims to be filed through 2003 and those filed thereafter, net of any potential insurance recoveries, will not have a material after-tax effect on the financial condition of the company or its liquidity, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in a future period.

PROPERTY DAMAGE LITIGATION

The company is also one of many defendants in 10 pending claims as of December 31, 1997, brought by public and private building owners. These claims include allegations of damage to buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures, for removal and replacement of such products. The claims appear to be aimed at friable (easily crumbled) asbestos-containing products, although allegations encompass all asbestos-containing products, including previously installed asbestos-containing resilient flooring. Among the lawsuits that have been resolved are four class actions, which involve public and private schools, Michigan state public and private schools, colleges and universities, and private property owners who leased facilities to the federal government. The company vigorously denies the validity of the allegations against it in these claims. These suits and claims are not handled by the Center. Insurance coverage has been resolved and is expected to cover almost all costs of these claims.

CODEFENDANT BANKRUPTCIES

Certain codefendant companies have filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. As a consequence, litigation against them (with some exceptions) has been stayed or restricted. Due to the uncertainties involved, the long-term effect of these proceedings on the litigation cannot be predicted.

INSURANCE COVERAGE

The company's primary and excess insurance policies provide product hazard and nonproducts (general liability) coverages for personal injury claims, and product hazard coverage for property damage claims. Certain policies also provide coverage to ACandS, Inc., a former subsidiary of the company. The company and ACandS, Inc., share certain limits that both have accessed and have entered into an agreement that reserved for ACandS, Inc., a certain amount of excess insurance.

California Insurance Coverage Lawsuit

Trial court decisions in the insurance lawsuit filed by the company in California held that the trigger of coverage for personal injury claims was continuous from exposure through death or filing of a claim, that a triggered insurance policy should respond with full indemnification up to policy limits, and that any defense obligation ceases upon exhaustion of policy limits. Although not as comprehensive, another decision established favorable defense and indemnity coverage for property damage claims, providing coverage during the period of installation and any subsequent period in which a release of fibers occurred. The California appellate courts substantially upheld the trial court, and that insurance coverage litigation is now concluded. The company has resolved most personal injury products hazard coverage matters with its solvent carriers through the Wellington Agreement, referred to below, or other settlements. In 1989, a settlement with a carrier having both primary and excess coverages provided for certain minimum and maximum percentages of costs for personal injury claims to be allocated to nonproducts (general liability) coverage, the percentage to be determined by negotiation or in alternative dispute resolution ("ADR").

The insurance carriers that provided personal injury products hazard, nonproducts or property damage coverages are as follows: Reliance Insurance Company; Aetna (now Travelers) Casualty and Surety Company; Liberty Mutual Insurance Company; Travelers Insurance Company; Fireman's Fund Insurance Company; Insurance Company of North America; Lloyds of London; various London market companies; Fidelity and Casualty Insurance Company; First State Insurance Company; U.S. Fire Insurance Company; Home Insurance Company; Great American Insurance Company; American Home Assurance Company and National Union Fire Insurance Company (known as the AIG Companies); Central National Insurance Company; Interstate Insurance Company; Puritan Insurance Company; and Commercial Union Insurance Company. Midland Insurance Company, an excess carrier that provided $25 million of personal injury coverage, certain London companies, and certain excess carriers providing only property damage coverage are insolvent. The company is pursuing claims against insolvents in a number of forums.

Wellington Agreement

In 1985, the company and 52 other companies (asbestos defendants and insurers) signed the Wellington Agreement. This Agreement settled nearly all disputes concerning personal injury insurance coverage with most of the company's carriers, provided broad coverage for both defense and indemnity and addressed both products hazard and non-products (general liability) coverages.

Asbestos Claims Facility ("Facility") and
Center for Claims Resolution

The Wellington Agreement established the Facility to evaluate, settle, pay and defend all personal injury claims against member companies. Resolution and defense costs were allocated by formula. The Facility subsequently dissolved, and the Center was created in October 1988 by 21 former Facility members, including the company. Insurance carriers, while not members, are represented ex officio on the Center's governing board and have agreed annually to provide a portion of the Center's operational costs. The Center adopted many of the conceptual features of the Facility and has addressed the claims in a manner consistent with the prompt, fair resolution of meritorious claims. Resolution and defense costs are allocated by formula; adjustments over time have resulted in some increased share for the company.

Insurance Recovery Proceedings

A substantial portion of the company's primary and excess insurance asset is nonproducts (general liability) insurance for personal injury claims, including among others, those that involve exposure during installation of asbestos materials. The Wellington Agreement and the 1989 settlement agreement referred to above have provisions for such coverage. An ADR process under the Wellington Agreement is underway against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and, for some policies, includes defense costs in addition to limits. The carriers have raised various defenses, including waiver, laches, statutes of limitations and contractual defenses. One primary carrier alleges that it is no longer bound by the Wellington Agreement, and another alleges that the company agreed to limit its claims for nonproducts coverage against that carrier when the Wellington Agreement was signed. The ADR process is in the trial phase of binding arbitration. Other proceedings against non-Wellington carriers may become necessary.

An insurance asset in the amount of $291.6 million is recorded on the balance sheet and reflects the company's belief in the availability of insurance in this amount, based upon the company's success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is probable of recovery through negotiation or litigation. A substantial portion of the insurance asset is in ADR, which the company believes may be resolved in 1998 or later. A shortfall has developed between available insurance and amounts necessary for resolution and defense costs. This shortfall was $39.9 million at the end of 1997 and included a $1.5 million insurance recovery from an insolvent insurance carrier. The recovery of insurance assets to cover the shortfall will depend upon the resolution of the ADR and other disputes with the insurance carriers. The company does not believe that after-tax effect of the shortfall will be material either to the financial condition of the company or to its liquidity.

CONCLUSIONS

The company does not know how many claims will be filed against it in the future, or the details thereof or of pending suits not fully reviewed, or the defense and resolution costs that may ultimately result therefrom, or whether an alternative to the Georgine settlement vehicle may emerge, or the scope of its insurance coverage ultimately deemed available.

The company has assessed the impact of the recent Supreme Court ruling on its projected asbestos resolution and defense costs. Subject to the uncertainties, limitations and other factors referred to above and based upon its experience, the company has recorded on the balance sheet $251.7 million as a minimum estimated liability to defend and resolve probable and estimable asbestos-related personal injury claims currently pending and to be filed through 2003. This is management's best estimate of the minimum liability, although potential future costs for these claims could range up to an additional $387 million or an estimated maximum liability of approximately $639 million. Because of the uncertainties related to asbestos litigation, it is not possible to estimate the number of personal injury claims that may be filed after 2003 or their cost. Therefore, the company's estimated liability does not include costs for personal injury claims that may be filed after 2003, although it is likely there will be such additional claims. Management believes that the potential additional costs for claims to be filed through 2003 and those filed thereafter, net of any potential insurance recoveries, will not have a material after-tax effect on the financial condition of the company or its liquidity, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in a future period.

An insurance asset in the amount of $291.6 million is recorded on the balance sheet and reflects the company's belief in the availability of insurance in this amount, based upon the company's success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies, and the opinion of outside counsel. Such insurance is probable of recovery through negotiation or litigation. A substantial portion of the insurance asset is in ADR, which the company believes may be resolved in 1998 or later. A shortfall has developed between available insurance and amounts necessary for resolution and defense costs. This shortfall was $39.9 million at the end of 1997 and included a $1.5 million insurance recovery from an insolvent insurance carrier. The recovery of insurance assets to cover the shortfall will depend upon the resolution of the ADR and other disputes with the insurance carriers. The company does not believe that after-tax effect of the shortfall will be material either to the financial condition of the company or to its liquidity.

The company believes that a claims resolution mechanism alternative to the Georgine settlement will eventually emerge, and that the resolution and defense costs are likely to be higher than the earlier maximum mathematical projection in Georgine.

Subject to the uncertainties, limitations and other factors referred to elsewhere in this note and based upon its experience, the company believes it is probable that substantially all of the defense and resolution costs of property damage claims will be covered by insurance.

Even though uncertainties remain as to the potential number of unasserted claims and the liability resulting therefrom, and after consideration of the factors involved, including the ultimate scope of its insurance coverage, the Wellington Agreement and other settlements with insurance carriers, the results of the California insurance coverage litigation, the establishment of the Center, the likelihood that an alternative to the Georgine settlement will eventually emerge, and its experience, the company believes the asbestos-related claims against the company would not be material either to the financial condition of the company or to its liquidity, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in such future period.

Independent auditors' report

The Board of Directors and Shareholders,
Armstrong World Industries, Inc.:

We have audited the consolidated financial statements of Armstrong World Industries, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Armstrong World Industries, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG PEAT MARWICK LLP

Philadelphia, PA
February 13, 1998

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
          Financial Disclosure
          --------------------

Not applicable.
                                    PART III
                                    --------
Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Directors of the Registrant
---------------------------

The information appearing in the tabulation in the section captioned "Election of Directors" on pages 1-5 of the Company's 1998 Proxy Statement is incorporated by reference herein.

Executive Officers of the Registrant
------------------------------------

George A. Lorch* -- Age 56; Chairman of the Board since April 25, 1994; and President (Chief Executive Officer) since September 7, 1993; Executive Vice President 1988-1993.

Marc R. Olivie -- Age 44; President, Worldwide Building Products Operations since October 15, 1996; and the following positions with Sara Lee Corporation (branded consumer products): President, Sara Lee Champion Europe, Inc. (Italy) March 1994-October 1996; Vice President, Corporate Development, Sara Lee/DE (Netherlands) September 1993-March 1994; Executive Director, Corporate Development, Sara Lee Corporation (Chicago, Illinois/France) April 1990-September 1993.

Robert J. Shannon, Jr. -- Age 49, President, Worldwide Floor Products Operations since February 1, 1997; President Floor Products Operations International February 1, 1996, through February 1, 1997; President American Olean Tile Company, Inc. March 1, 1992 through December 29, 1995.

Stephen E. Stockwell -- Age 52; President, Corporate Retail Accounts Division since November 22, 1994; Vice President, Corporate Retail Accounts July 1, 1994, through November 22, 1994; General Manager, Residential Sales, Floor Division January 26, 1994 through July 1, 1994; Field Sales Manager, Floor Division, 1988-1994.

Ulrich J. Weimer -- Age 53; President, Armstrong Insulation Products since February 1, 1996; Geschaftsfuhrer, Armstrong World Industries G.m.b.H. since December 11, 1995; General Manager, Worldwide Insulation Products Operations February 1, 1993 through June 1, 1995.

Douglas L. Boles -- Age 40; Senior Vice President, Human Resources since
March 1, 1996; and the following positions with PepsiCo (consumer products):
Vice President of Human Resources, Pepsi Foods International Europe Group (U.K.) June 1995-February 1996; Vice President of Human Resources, Walkers Snack Foods (U.K.) March 1994-June 1995; Vice President of Human Resources, Snack Ventures Europe (Netherlands) September 1992-March 1994.

Deborah K. Owen -- Age 46; Senior Vice President, Secretary and General Counsel since January 1, 1998; Attorney, Law Offices of Deborah K. Owen, Columbia, MD, September 1996-September 1997; Partner, Arent Fox Kintner Poltkin & Kahn law firm, Washington DC, August 1994-August 1996; Commissioner, Federal Trade Commission, Washington, DC, October 1989-August 1994.

Frank A. Riddick, III -- Age 40; Senior Vice President, Finance and Chief Financial Officer since April 1995; and the following positions with FMC Corporation, Chicago, IL (chemicals, machinery): Controller May 1993-March 1995; Treasurer December 1990-May 1993.

Edward R. Case -- Age 51; Vice President and Treasurer since May 8, 1996; and the following positions with Campbell Soup Company (branded food products):
Director, Corporate Development October 1994-May 1996; Director, Financial

Planning, U.S. Soup May 1993-September 1994; Deputy Treasurer September 1991-April 1993.

Bruce A. Leech, Jr. -- Age 55; Controller since February 1, 1990.

All information presented above is current as of March 1, 1998. The term of office for each Executive Officer in his present capacity is one year, and each such Executive Officer will serve until reelected or until a successor is elected at the annual meeting of directors which follows the annual shareholders' meeting. Each Executive Officer has been employed by the Company in excess of five continuous years with the exception of Messrs. Boles, Case, Olivie, Riddick and Ms. Owen.

(*)Member of the Executive Committee of the Board of Directors as of March 1, 1998.

Item 11.  Executive Compensation
--------------------------------

The information appearing in the sections captioned "Directors' Compensation" on pages 5-6 and "Executive Officers' Compensation," (other than the information contained under the subcaption "Performance Graph") and "Retirement Income Plan Benefits," on pages 11-15 of the Company's 1998 Proxy Statement is incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The information appearing in the sections captioned "Stock Ownership of Certain Beneficial Owners" on page 17 and "Directors' and Executive Officers' Security Ownership" on page 7 of the Company's 1998 Proxy Statement is incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

Not applicable.

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

The financial statements and schedules filed as a part of this Annual Report on Form 10-K are listed in the "Index to Financial Statements and Schedules" on page 72.

a.    The following exhibits are filed as a part of this Annual Report on Form
      10-K:

Exhibits
--------
No. 3(a)          Copy of registrant's By-laws, as amended effective March 9,
                  1998.

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

No. 4(b) Registrant's Retirement Savings and Stock Ownership Plan as amended and restated effective October 1, 1996, is incorporated by reference herein from registrant's 1996 Annual Report on Form 10-K where it appeared as Exhibit 4(b). *

No. 4(d) Registrant's Indenture, dated as of March 15, 1988, between the registrant and Morgan Guaranty Trust Company of New York, as Trustee, as to which The First National Bank of Chicago is successor trustee, is incorporated herein by reference from registrant's 1995 Annual Report on Form 10-K wherein it appeared as Exhibit 4(c).

No. 4(e)          Registrant's Supplemental Indenture dated as of October
                  19, 1990, between the registrant and The First National Bank of Chicago, as Trustee, is incorporated by reference herein from registrant's 1994 Annual Report on Form 10-K wherein it appeared as Exhibit 4(d).

No. 10(i)(a)      Copy of Agreement Concerning Asbestos-Related Claims
                  dated June 19, 1985, (the "Wellington Agreement") among the registrant and other companies.

No. 10(i)(b)      Producer Agreement concerning Center for Claims
                  Resolution dated September 23, 1988, among the registrant and other companies as amended is incorporated by reference herein from registrant's 1996 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(b).

No. 10(i)(c)      Credit Agreement between the registrant, certain banks listed therein, and Morgan Guaranty Trust Company of New York, as
                  Agent, dated as of February 7, 1995, providing for a $200,000,000 credit facility, is incorporated by reference herein from registrant's 1994 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(c).

No. 10(iii)(a)    Registrant's Long-Term Stock Option Plan for Key Employees, as
                  amended, is incorporated by reference herein from registrant's
                  1995 Annual Report on Form 10-K wherein it appeared as Exhibit
                  10(iii)(a). *

No. 10(iii)(b)    Registrant's Deferred Compensation Plan for Nonemployee
                  Directors, as amended, is incorporated by reference herein from registrant's 1994 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(b). *

No. 10(iii)(c)    Registrant's Directors' Retirement Income Plan, as amended, is incorporated by reference herein from registrant's 1996 Annual
                  Report on Form 10-K wherein it appeared as Exhibit 10(iii)(c).
                  *

No. 10(iii)(d)    Registrant's Management Achievement Plan for Key Executives,
                  as amended, is incorporated by reference herein from registrant's 1996 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(d). *

No. 10(iii)(e)    Registrant's Retirement Benefit Equity Plan (formerly known as the Excess Benefit Plan), as amended, is incorporated by reference herein from registrant's 1996 Annual Report on Form
                  10-K wherein it appeared as Exhibit 10(iii)(e). *

No. 10(iii)(f)    Armstrong Deferred Compensation Plan, as amended, is
                  incorporated by reference herein from registrant's 1994 Annual
                  Report on Form 10-K wherein it appeared as Exhibit 10(iii)(f).
                  *

No. 10(iii)(g)    Registrant's Employment Protection Plan for Salaried Employees
                  of Armstrong World Industries, Inc., as amended, is
                  incorporated by reference herein from registrant's 1994 Annual
                  Report on Form 10-K wherein it appeared as Exhibit 10(iii)(g).
                  *

No. 10(iii)(h)    Registrant's Restricted Stock Plan For Nonemployee Directors,
                  as amended, is incorporated by reference herein from registrant's 1996 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(h). *

No. 10(iii)(i)    Registrant's Severance Pay Plan for Salaried Employees, is
                  incorporated by referenced herein from registrant's 1994
                  Annual Report on Form 10-K wherein it appeared as Exhibit
                  10(iii)(i). *

No. 10(iii)(j)    Copy of registrant's 1993 Long-Term Stock Incentive Plan as amended. *

No. 10(iii)(k)    Form of Agreement between the Company and certain of its
                  Executive Officers, together with a schedule identifying those executives is incorporated by reference herein from registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1997, wherein it appeared as Exhibit 10. *

No. 10(iii)(l)    Form of Indemnification Agreement between the registrant and each of the registrant's Nonemployee Directors, is
                  incorporated by reference herein from registrant's 1996 Annual
                  Report on Form 10-K wherein it appeared as Exhibit 10(iii)(l).
                  *

No. 11 A statement regarding computation of per share earnings on both basic and diluted bases is set forth in the Financial Statement Schedules on pages 73 and 74 of this Annual Report on Form 10-K.

No. 21            List of the registrant's domestic and foreign subsidiaries.

No. 23            Consent of Independent Auditors.

No. 24            Powers of Attorney and authorizing resolutions.

No. 27.1          Financial Data Schedule

No. 27.2          Restated Financial Data Schedule

No. 27.3          Restated Financial Data Schedule

                  *       Compensatory Plan

b. During the last quarter of 1997, no reports on Form 8-K were filed.

This 10-K contains certain "forward looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995). Among other things, they pertain to the Company's earnings, liquidity and financial condition; the ultimate outcome of the Company's asbestos-related litigation (including the likelihood that an alternative to the Georgine settlement will be negotiated); and certain operational matters. Words or phrases denoting the anticipated results of future events - such as "anticipate," "believe," "estimate," "expect," "will likely," "are expected to," "will continue," "project," and similar expressions that denote uncertainty - are intended to identify such forward-looking statements. Actual results may differ materially from anticipated future results: (1) as a result of risk and uncertainties identified in connection with those forward-looking statements, including those factors identified under the sections captioned "Outlook" in Management's Discussion and Analysis of Financial Condition and Results of Operations and those factors identified under the caption "Litigation and Related Matters" in the Notes to Consolidated Financial Statements in connection with the Company's asbestos-related litigation; (2) as a result of factors over which the company has no control, including the strength of domestic and foreign economies, sales growth, competition and certain costs increases; or (3) if the factors on which the Company's conclusions are based do not conform to the Company's expectations.


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

                                ARMSTRONG WORLD INDUSTRIES, INC.
                                --------------------------------
                                         (Registrant)

                                By /s/ George A. Lorch
                                  ---------------------------------
                                             Chairman

                                Date      March 20, 1998
                                    -------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Directors and Principal Officers of the registrant:


George A. Lorch            Chairman and President
                           (Principal Executive Officer)
Frank A. Riddick, III      Senior Vice President, Finance
                           (Principal Financial Officer)
Bruce A. Leech, Jr.        Controller
                           (Principal Accounting Officer)
H. Jesse Arnelle           Director
Van C. Campbell            Director         By /s/ George A. Lorch
Donald C. Clark            Director           -----------------------------
James. E. Marley           Director               (George A. Lorch, as
David W. Raisbeck          Director               attorney-in-fact and
J. Phillip Samper          Director               on his own behalf)
Jerre L. Stead             Director               As of March 20, 1998

               ARMSTRONG WORLD INDUSTRIES, INC. AND SUBSIDIARIES

                 Index to Financial Statements and Schedules

The following consolidated financial statements and Financial Review are filed as part of this Annual Report on Form 10-K:

     Consolidated Balance Sheets as of December 31, 1997 and 1996

     Consolidated Statements of Earnings for the Years Ended December 31, 1997, 1996, and 1995

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996, and 1995

     Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1997, 1996, and 1995

     Notes to Consolidated Financial Statements

The following additional financial data should be read in conjunction with the financial statements. Schedules not included with this additional data have been omitted because they are not applicable or the required information is presented in the financial statements or the financial review.




            Additional Financial Data                            Page No.
            -------------------------                            --------



  Computation for Basic Earnings
    per Share                                                       73
  Computation for Diluted Earnings
    per Share                                                       74


  Schedule II - Valuation and Qualifying Reserves                   75

                                                               Exhibit No. 11(a)

                    COMPUTATION FOR BASIC EARNINGS PER SHARE
                         FOR THE YEARS ENDED DECEMBER 31
                 (AMOUNTS IN MILLIONS EXCEPT FOR PER-SHARE DATA)


                                                        1997      1996       1995
                                                        ----      ----       ----
Common Stock and Common Stock Equivalents
-----------------------------------------
Average number of common shares outstanding             40.6      39.1       37.1
                                                        ====      ====       ====


Basic Earnings Per Share
Earnings from continuing businesses                   $185.0    $164.8      $13.6
Less:
   Dividend requirement on Series A
    convertible preferred stock                         --         8.8       18.8
Plus:
     Tax benefit on dividends paid on
      unallocated preferred shares                      --         2.0        4.5
                                                        ----      ----       ----

Pro forma earnings (loss) available for common
----------------------------------------------
shareholders:
-------------
     Continuing businesses                             185.0     158.0       (0.7)

     Discontinued business                              --        --        109.7
                                                       -----     -----      -----

     Before Extraordinary Loss                         185.0     158.0      109.0

     Extraordinary Loss                                 --        (8.9)      --
                                                       -----     -----      -----

     Net Earnings                                     $185.0    $149.1     $109.0
                                                      ======    ======     ======

Basic earnings (loss) per share of common stock
-----------------------------------------------
     Continuing businesses                            $ 4.55    $ 4.04     $(0.02)

     Discontinued business                              --        --         2.96
                                                      ------    ------     ------

     Before Extraordinary Loss                          4.55      4.04       2.94

     Extraordinary Loss                                 --       (0.23)     --
                                                      ------    ------     ------

     Net Earnings                                     $ 4.55    $ 3.81     $ 2.94
                                                      ======    ======     ======

                                                               Exhibit No. 11(b)

                   COMPUTATION FOR DILUTED EARNINGS PER SHARE
                         FOR THE YEARS ENDED DECEMBER 31
                 (AMOUNTS IN MILLIONS EXCEPT FOR PER-SHARE DATA)




                                                  1997        1996         1995
                                                  ----        ----         ----
Common Stock and Common Stock Equivalents
-----------------------------------------
Average number of common shares outstanding       40.6        39.1         37.1
Average number of common shares issuable
  under stock options                              0.4         0.4          0.3
Average number of common shares issuable
  under the Employee Stock Ownership Plan         --           2.6          5.4
                                                  ----         ---          ---
Average number of common and common
  equivalent shares outstanding                   41.0        42.1         42.8
                                                  ====        ====         ====

Adjustments to Earnings
-----------------------
Earnings from continuing businesses             $185.0      $164.8        $13.6
Less:
  Increased contribution to the Employee
   Stock Ownership Plan assuming
   conversion of preferred shares to
   common                                         --           3.2          7.3
  Net reduction in tax benefits assuming
   conversion of the Employee Stock
   Ownership Plan preferred shares to
   common                                         --           0.6          1.2
                                                  ----         ---          ---
Pro forma earnings available for common
---------------------------------------
shareholders:
-------------
   Continuing businesses                         185.0       161.0          5.1

   Discontinued business                          --          --          109.7
                                                  ----        ----        -----

   Before Extraordinary Loss                     185.0       161.0        114.8

   Extraordinary Loss                             --          (8.9)        --
                                                  ----        ----         ----

   Net Earnings                                 $185.0      $152.1       $114.8
                                                ======      ======       ======

Diluted earnings (loss) per share of
------------------------------------
common stock
------------
   Continuing businesses                         $4.50       $3.82 (a)   $(0.02)

   Discontinued business                          --          --           2.56
                                                  ----        ----         ----

   Before Extraordinary Loss                     $4.50       $3.82        $2.68

   Extraordinary Loss                             --         (0.21)        --
                                                  ----       -----         ----

   Net Earnings                                  $4.50       $3.61        $2.68
                                                 =====       =====        =====


     (a) Diluted earnings (loss) per share from continuing businesses for 1995 was antidilutive.

                                                                     SCHEDULE II
                                                                     -----------


           Valuation and Qualifying Reserves of Accounts Receivable
           --------------------------------------------------------

                          For Years Ended December 31
                          ---------------------------
                             (amounts in millions)



Provision for Losses                1997              1996             1995
--------------------                ----              ----             ----

Balance at Beginning of Year       $10.9            $ 8.7            $ 9.7
Additions Charged to Earnings        7.3              5.4              2.9
Deductions                           5.4              3.2              3.9
Balance at End of Year             $12.8            $10.9            $ 8.7

--------------------------------------------------------------------------------
Provision for Discounts
-----------------------

Balance at Beginning of Year       $24.0            $20.3            $17.3
Additions Charged to Earnings       76.7             74.5             82.2
Deductions                          76.0             70.8             79.2
Balance at End of Year             $24.7            $24.0            $20.3

--------------------------------------------------------------------------------
Provision for Discounts and Losses
----------------------------------

Balance at Beginning of Year       $34.9            $29.0            $27.0
Additions Charged to Earnings       84.0             79.9             85.1
Deductions                          81.4             74.0             83.1
Balance at End of Year             $37.5            $34.9            $29.0

                                 EXHIBIT INDEX

No. 3(a)              Copy of registrant's By-laws, as amended effective March
                      9, 1998.

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

No. 4(b) Registrant's Retirement Savings and Stock Ownership Plan as amended and restated effective October 1, 1996, is incorporated by reference herein from registrant's 1996 Annual Report on Form 10-K where it appeared as Exhibit
                      4(b).   *

No. 4(d) Registrant's Indenture, dated as of March 15, 1988, between the registrant and Morgan Guaranty Trust Company of New York, as Trustee, as to which The First National Bank of Chicago is successor trustee, is incorporated herein by reference from registrant's 1995 Annual Report on Form 10-K wherein it appeared as Exhibit 4(c).

No. 4(e) Registrant's Supplemental Indenture dated as of October 19, 1990, between the registrant and The First National Bank of Chicago, as Trustee, is incorporated by reference herein from registrant's 1994 Annual Report on Form 10-K wherein it appeared as Exhibit 4(d).

No. 10(i)(a)          Copy of Agreement Concerning Asbestos-Related Claims dated
                      June 19, 1985, (the "Wellington Agreement") among the registrant and other companies.

No. 10(i)(b)          Producer Agreement concerning Center for Claims Resolution dated September 23, 1988, among the registrant and other companies as amended is incorporated by reference herein from registrant's 1996 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(b).

No. 10(i)(c)          Credit Agreement between the registrant, certain banks
                      listed therein, and Morgan Guaranty Trust Company of New
                      York, as Agent, dated as of February 7, 1995, providing for a $200,000,000 credit facility, is incorporated by reference herein from registrant's 1994 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(c).

No. 10(iii)(a)        Registrant's Long-Term Stock Option Plan for Key
                      Employees, as amended, is incorporated by reference herein from registrant's 1995 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(a). *

No. 10(iii)(b)        Registrant's Deferred Compensation Plan for Nonemployee
                      Directors, as amended, is incorporated by reference herein from registrant's 1994 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(b). *

No. 10(iii)(c)        Registrant's Directors' Retirement Income Plan, as
                      amended, is incorporated by reference herein from registrant's 1996 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(c). *

No. 10(iii)(d)        Registrant's Management Achievement Plan for Key
                      Executives, as amended, is incorporated by reference herein from registrant's 1996 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(d). *

No. 10(iii)(e)        Registrant's Retirement Benefit Equity Plan (formerly
                      known as the Excess Benefit Plan), as amended, is incorporated by reference herein from registrant's 1996
                      Annual Report on Form 10-K wherein it appeared as Exhibit
                      10(iii)(e).  *

No. 10(iii)(f)        Armstrong Deferred Compensation Plan, as amended, is
                      incorporated by reference herein from registrant's 1994
                      Annual Report on Form 10-K wherein it appeared as Exhibit
                      10(iii)(f).  *

No. 10(iii)(g)        Registrant's Employment Protection Plan for Salaried
                      Employees of Armstrong World Industries, Inc., as amended, is incorporated by reference herein from registrant's 1994
                      Annual Report on Form 10-K wherein it appeared as Exhibit
                      10(iii)(g).  *

No. 10(iii)(h)        Registrant's Restricted Stock Plan For Nonemployee
                      Directors, as amended, is incorporated by reference herein from registrant's 1996 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(h). *

No. 10(iii)(i)        Registrant's Severance Pay Plan for Salaried Employees, is
                      incorporated by referenced herein from registrant's 1994
                      Annual Report on Form 10-K wherein it appeared as Exhibit
                      10(iii)(i).  *

No. 10(iii)(j)        Copy of registrant's 1993 Long-Term Stock Incentive Plan
                      as amended.  *


No. 10(iii)(k)        Form of Agreement between the Company and certain of its
                      Executive Officers, together with a schedule identifying those executives is incorporated by reference herein from registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1997, wherein it appeared as Exhibit
                      10.  *

No. 10(iii)(l)        Form of Indemnification Agreement between the registrant
                      and each of the registrant's Nonemployee Directors, is incorporated by reference herein from registrant's 1996
                      Annual Report on Form 10-K wherein it appeared as Exhibit
                      10(iii)(l).  *

No. 11 A statement regarding computation of per share earnings on both basic and diluted bases is set forth in the Financial Statement Schedules on pages 73 and 74 of this Annual Report on Form 10-K.

No. 21 List of the registrant's domestic and foreign subsidiaries.

No. 23                Consent of Independent Auditors.

No. 24                Powers of Attorney and authorizing resolutions.

No. 27.1              Financial Data Schedule

No. 27.2              Restated Financial Data Schedule

No. 27.3              Restated Financial Data Schedule


                 *    Compensatory Plan