Form 10-Q
period 1998-03-31
ARMSTRONG WORLD INDUSTRIES INC
filed 1998-05-15
CIK 7431

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1998
                               ----------------------------------

                                      OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ------------------ to ----------------------

Commission file number                     1-2116
                      -----------------------------------------------------

                       Armstrong World Industries, Inc.
---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Pennsylvania                                   23-0366390
---------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


P. O. Box 3001, Lancaster, Pennsylvania                  17604
---------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code     (717) 397-0611
                                                  -------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X       No
                                 ------      ------


Number of shares of registrant's common stock outstanding as of April 27, 1998 - 40,032,346

                        Part I - Financial Information
                        ------------------------------

Item 1.  Financial Statements
-----------------------------

               Armstrong World Industries, Inc. and Subsidiaries
                      Consolidated Statements of Earnings
                      -----------------------------------
        (amounts in millions except for per-share data and percentages)
                                   Unaudited

                                                           Three months
                                                          ended March 31
                                                          --------------
                                                     1998                1997
                                                     ----                ----
NET SALES                                           $543.1              $518.3
Cost of goods sold                                   362.7               347.0
Selling, general and administrative expense          104.0               100.3
Equity (earnings) from affiliates                     (0.7)               (3.8)
                                                   -------             -------
Operating income                                      77.1                74.8

Interest expense                                       6.6                 6.3
Other (income) expenses, net                          (1.0)                0.2
                                                   -------             -------
Earnings before income taxes (a)                      71.5                68.3
Income taxes                                          25.0                22.8
                                                   -------              ------

NET EARNINGS                                        $ 46.5              $ 45.5
                                                    ======              ======

Net earnings per share of common stock: (b)
  Basic                                             $ 1.17              $ 1.11
  Diluted                                           $ 1.15              $ 1.10

Average number of common shares outstanding:
  Basic                                               39.8                40.9
  Diluted                                             40.5                41.3

Return on average common shareholders' equity         21.9%               22.3%

(a) Depreciation and amortization charged against earnings before income taxes amounted to $32.2 million in the three months ended March 31, 1998, and $32.3 million in the three months ended March 31, 1997.

(b) The following table provides a reconciliation of the numerator and denominators of the basic and diluted per share calculations for net earnings.



                                          For the period ended March 31, 1998
                                          -----------------------------------
                                                                     Per-Share
                                        Earnings      Shares           Amount
                                        --------      ------           ------
Basic Earnings per Share
------------------------
Net earnings                               $46.5        39.8             $1.17
Dilutive options                                         0.7
Diluted Earnings per Share                               ---
--------------------------
Net earnings available for common          $46.5        40.5             $1.15
                                                        ====

                                          For the period ended March 31, 1997
                                          -----------------------------------
                                                                     Per-Share
                                        Earnings      Shares           Amount
                                        --------      ------           ------
Basic Earnings per Share
------------------------
Net earnings                               $45.5        40.9             $1.11
Dilutive options                                         0.4
Diluted Earnings per Share                               ---
--------------------------
Net earnings available for common          $45.5        41.3             $1.10
                                                        ====


See accompanying footnotes to the financial statements beginning on page 7.

              Armstrong World Industries, Inc., and Subsidiaries
                          Consolidated Balance Sheets
                          ---------------------------
                             (amounts in millions)



                                                        Unaudited
       Assets                                        March 31, 1998  December 31, 1997
       ------                                        --------------  -----------------
Current assets:
   Cash and cash equivalents                          $   48.9           $   57.9
   Accounts receivable less allowance                    293.0              252.6
   Inventories:
       Finished goods                                    145.9              149.4
       Work in process                                    21.5               19.9
       Raw materials and supplies                         50.5               50.8
                                                      --------           --------
         Total inventories                               217.9              220.1
   Income tax benefits                                    22.5               25.9
   Other current assets                                   35.8               43.5
                                                       -------            -------
         Total current assets                            618.1              600.0
Property, plant, and equipment                         1,990.8            1,976.5
   Less accumulated depreciation and amortization      1,022.5            1,004.3
                                                      --------         ----------
         Net property, plant and equipment               968.3              972.2

Insurance for asbestos-related liabilities (a)           291.6              291.6
Investment in affiliates (b)                             173.4              174.9
Other noncurrent assets                                  357.2              336.8
                                                      --------           --------
         Total assets                                 $2,408.6           $2,375.5
                                                      ========           ========

       Liabilities and Shareholders' Equity
       ------------------------------------
Current liabilities:
   Short-term debt                                   $   135.7           $   84.1
   Current installments of long-term debt                  3.5               14.5
   Accounts payable and accrued expenses                 333.5              339.9
   Income taxes                                           39.4               33.0
                                                      --------           --------
         Total current liabilities                       512.1              471.5

Long-term debt                                           223.8              223.1
ESOP loan guarantee                                      201.8              201.8
Postretirement and postemployment benefits               248.7              248.0
Asbestos-related liabilities (a)                         149.9              179.7
Other long-term liabilities                              171.6              172.1
Deferred income taxes                                     56.2               53.7
Minority interest in subsidiaries                         14.5               15.0
                                                     ---------           --------
         Total noncurrent liabilities                  1,066.5            1,093.4

Shareholders' equity:
   Common stock                                           51.9               51.9
   Capital in excess of par value                        169.0              169.5
   Reduction for ESOP loan guarantee                    (205.8)            (207.7)
   Retained earnings                                   1,369.0            1,339.6
   Other comprehensive income                            (14.5)             (16.2)
   Treasury stock                                       (539.6)            (526.5)
                                                      --------           --------
         Total shareholders' equity                      830.0              810.6
                                                      --------           --------

         Total liabilities and shareholders' equity   $2,408.6           $2,375.5
                                                      ========           ========

(a) The asbestos-related liability in the amount of $149.9 million in long-term liabilities and $80.0 million in current accrued expenses represents the minimum liability and defense cost to resolve personal injury claims pending against the Company as of the end of the first quarter 1998. The insurance asset in the amount of $291.6 million reflects the Company's belief in the availability of insurance in an amount covering these liabilities and recovery of $61.7 million for current payments of asbestos-related claims.

(b) Investment in affiliates is primarily composed of a 34.4 percent ownership of Dal-Tile International Inc. as of March 31, 1998, and a 50.0 percent interest in the WAVE joint venture. As described on page 11, the Company is pursuing the disposition of its investment in Dal-Tile.

See accompanying footnotes to the financial statements beginning on page 7.

              Armstrong World Industries, Inc., and Subsidiaries
                Consolidated Statements of Shareholders' Equity
                -----------------------------------------------
                             (amounts in millions)
                                   Unaudited


                                                           1998                  1997
                                                       ------------            --------
Common stock, $1 par value:
---------------------------
Balance at beginning of year & March 31               $  51.9                $   51.9
                                                      -------                --------
Capital in excess of par value:
-------------------------------
Balance at beginning of year                          $ 169.5                $  169.5
Stock issuances and other                                (0.5)                   (0.1)
                                                         -----                   -----
Balance at March 31                                   $ 169.0                $  169.4
                                                      -------                --------
Reduction for ESOP loan guarantee:
----------------------------------
Balance at beginning of year                          $(207.7)                $(217.4)
Accrued compensation                                      1.9                     2.4
                                                          ---                     ---
Balance at March 31                                   $(205.8)                $(215.0)
                                                      --------                --------
Retained earnings:
------------------
Balance at beginning of year                         $1,339.6                $1,222.6
Net earnings                                             46.5      $46.5         45.5       $45.5
Tax benefit on dividends paid on
  unallocated common shares                               0.5                     0.2
                                                          ---                     ---
  Total                                              $1,386.6                $1,268.3
Less common stock dividends                              17.6                    16.4
                                                         ----                    ----
Balance at March 31                                  $1,369.0                $1,251.9
                                                     --------                --------
Other comprehensive income (a):
-------------------------------
Balance at beginning of year                          $ (16.2)               $    9.9
Foreign currency translation adjustments and
   hedging activities                                    (4.3)                  (12.3)
Minimum pension liability adjustments                     6.0                     0.0
                                                          ---                     ---
Total other comprehensive income                          1.7        1.7        (12.3)     (12.3)
                                                          ---        ---        ------     ------
Balance at March 31                                   $ (14.5)               $   (2.4)
                                                      --------               ---------

Comprehensive income:                                              $48.2                   $33.2
---------------------                                              =====                   =====

Less treasury stock at cost:
----------------------------
Balance at beginning of year                          $ 526.5                $  446.5
Stock purchases                                          19.7                    31.3
Stock issuance activity, net                             (6.6)                   (3.1)
                                                         -----                   -----
Balance at March 31                                   $ 539.6                $  474.7
                                                      -------                --------

Total shareholders' equity                            $ 830.0                $  781.1
                                                      =======                ========

(a) Related tax effects allocated to each component of other comprehensive income as of March 31, 1998:


                                                                     Tax
                                                   Before-Tax     (Expense)        Net-of Tax
                                                     Amount      or benefit          Amount
                                                     ------      ----------          ------
Foreign currency translation adjustments and        $  (4.3)      $  0.0           $ (4.3)
  hedging activities
Minimum pension liability adjustment                   (1.1)         7.1              6.0
                                                       -----         ---              ---
Other comprehensive income                          $  (5.4)      $  7.1           $  1.7
                                                    ========      ======           ======

See accompanying footnotes to the financial statements beginning on page 7.

              Armstrong World Industries, Inc., and Subsidiaries
               Consolidated Statements of Cash Flows--Unaudited
               ------------------------------------------------
                             (amounts in millions)
                                   Unaudited
                                                          Three Months Ended
                                                                March 31
                                                          ------------------
                                                           1998         1997
                                                           ----         ----
Cash flows from operating activities:
   Net earnings                                          $ 46.5       $ 45.5
   Adjustments to reconcile net earnings to net cash
       (used for) provided by operating activities:
     Depreciation and amortization                         32.2         32.3
     Deferred income taxes                                  5.1          3.8
     Equity change in affiliates                            0.4         (4.6)
     Restructuring payments                                (2.5)       (10.1)
     Payments for asbestos-related claims                 (21.9)        --
     Changes in operating assets and liabilities net
       of effect of restructuring and acquisitions:
         (Increase) in receivables                        (41.3)       (63.5)
         Decrease (increase) in inventories                 1.9        (23.6)
         Decrease in other current assets                  11.1         10.9
         (Increase) in other noncurrent assets            (21.3)       (14.1)
         (Decrease) increase in accounts payable
           and accrued expenses                            (8.7)        14.0
         Increase in income taxes payable                  11.6          7.6
         Increase in other long-term liabilities            0.5          6.4
         Other, net                                         2.9          1.8
                                                          ------      -------
Net cash provided by operating activities                  16.5          6.4
                                                          ------      -------

Cash flows from investing activities:
   Purchases of property, plant and equipment             (26.2)       (28.4)
   Investment in computer software                         (4.2)        (1.8)
   Acquisitions and investment in joint ventures             --         (6.3)
                                                          ------      -------
Net cash (used for) investing activities                  (30.4)       (36.5)
                                                          ------      -------

Cash flows from financing activities:
   Increase in short-term debt                             50.5         35.5
   Issuance of long-term debt                              14.4          7.2
   Reduction of long-term debt                            (24.7)        --
   Cash dividends paid                                    (17.6)       (16.4)
   Purchase of common stock for the treasury              (19.7)       (31.3)
   Proceeds from exercised stock options                    4.3          2.0
   Other, net                                              (1.2)         0.5
                                                          ------      -------

Net cash provided by (used for) financing activities        6.0         (2.5)
                                                          ------      -------
Effect of exchange rate changes on cash and cash
   equivalents                                             (1.1)        (1.0)
                                                          ------      -------
Net (decrease) in cash and cash equivalents               $(9.0)      $(33.6)
                                                          ------      -------
Cash and cash equivalents at beginning of period          $57.9       $ 65.4
                                                          ------      -------
Cash and cash equivalents at end of period                $48.9       $ 31.8
                                                          ------      -------
-----------------------------------------------------------------------------
Supplemental cash flow information:
Interest paid                                           $   2.4          0.7
Income taxes paid                                       $   7.6      $   4.3
-----------------------------------------------------------------------------


See accompanying notes to the financial statements beginning on page 7.

              Armstrong World Industries, Inc., and Subsidiaries
                        Industry Segment Financial Data
                        -------------------------------
                             (amounts in millions)

                                   Unaudited

                                                        Three Months
                                                       ended March 31
                                                      ----------------
                                                      1998        1997
                                                      ----        ----
Net trade sales:
----------------
Floor coverings                                   $  276.3    $  252.4
Building products                                    188.2       182.0
Industry products                                     78.6        83.9
                                                  --------    --------
   Total net sales                                $  543.1    $  518.3
                                                  ========    ========


Operating income (loss):
------------------------
Floor coverings                                   $   36.8    $   33.0
Building products                                     26.3        29.3
Industry products                                     13.0        11.2
Ceramic tile                                          (2.2)        0.7
Unallocated corporate                                  3.2         0.6
                                                  --------    --------
   Total operating income                         $   77.1    $   74.8
                                                  ========    ========

Note 1. Operating results for the first quarter of 1998, as well as for the
------
corresponding period of 1997 included in this report are unaudited. However, these results have been reviewed by the Company's independent public accountants, KPMG Peat Marwick LLP, in accordance with the established professional standards and procedures for a limited review.

The accounting policies used in preparing these statements are the same as those used in preparing the Company's consolidated financial statements for the year ended December 31, 1997. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report and Form 10-K for the fiscal year ended December 31, 1997. In addition, beginning with the first-quarter 1998, the Company has adopted Statement of Accounting Standards No. 130, "Reporting Comprehensive Income," which requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Three months' results are not necessarily indicative of annual earnings.

Note 2.
------

OVERVIEW OF ASBESTOS-RELATED LEGAL PROCEEDINGS

Personal Injury Litigation

The Company is one of many defendants in approximately 110,500 pending claims as of March 31, 1998, alleging personal injury from exposure to asbestos. The increase in the number of claims during the first quarter of 1998 is primarily due to the inclusion of cases that had been subject to an injunction related to the Georgine Settlement Class Action ("Georgine"), described below, and those that had been filed in the tort system against other defendants (and not against the Center for Claims Resolution ("Center") members) while Georgine was pending.

Nearly all claims seek general and punitive damages arising from alleged exposures, at various times from World War II onward, to asbestos-containing products. Claims against the company generally involve allegations of negligence, strict liability, breach of warranty and conspiracy with respect to its involvement with asbestos-containing insulation products. The Company discontinued the sale of all such products in 1969. The claims also allege that injury may be determined many years (up to 40 years) after first exposure to asbestos. Nearly all suits name many defendants, and over 100 different companies are reportedly involved. The Company believes that many current plaintiffs are unimpaired. A large number of claims have been settled, dismissed, put on inactive lists or otherwise resolved, and the Company generally is involved in all stages of claims resolution and litigation, including individual trials, consolidated trials and appeals. Neither the rate of future filings and resolutions nor the total number of future claims can be predicted at this time with a high degree of certainty.

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

Georgine Settlement Class Action

Georgine v. Amchem was a settlement class action filed in the Eastern District
------------------
of Pennsylvania, on January 15, 1993, that included essentially all future personal injury claims against members of the Center, including the Company. It was designed to establish a nonlitigation system for the resolution of such claims, and offered a method for prompt compensation to claimants who were occupationally exposed to asbestos if they met certain exposure and medical criteria. Compensation amounts were derived from historical settlement data and no punitive damages were to be paid. The settlement was designed to, among other things, minimize transactional costs, including attorneys' fees, expedite compensation to claimants with qualifying claims, and relieve the courts of the burden of handling future claims. Based on mathematical projections covering a ten-year period starting in 1994, the Company estimated a maximum liability of $245 million in Georgine.

The District Court, after exhaustive discovery and testimony, approved the settlement class action and issued a preliminary injunction that barred class members from pursuing claims against Center members in the tort system. The U.S. Court of Appeals for the Third Circuit reversed that decision, and the reversal was sustained by the U.S. Supreme Court on June 25, 1997, which held that the settlement class did not meet the requirements for class certification under Federal Rule of Civil Procedure 23. The preliminary injunction was vacated on July 21, 1997, resulting in the immediate reinstatement of enjoined cases and a loss of the bar against the filing of claims in the tort system. Following these developments, the Company is exploring alternatives to the Georgine settlement and believes an alternative claims resolution mechanism is likely to emerge, but the liability is likely to be higher than the projection in Georgine.

Asbestos-Related Liability

During the last half of 1997, the Company assessed the impact of the June 1997 Supreme Court ruling on its projected asbestos resolution and defense costs. In doing so, the Company reviewed, among other things, its historical settlement amounts, the incidence of past claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it, the Georgine projection and its experience. Subject to the uncertainties, limitations and other factors referred to above and based upon its experience, the Company has recorded $229.9 million on the balance sheet as an estimated minimum liability to defend and resolve probable and estimable asbestos-related personal injury claims currently pending and to be filed through 2003. This is management's best estimate of the minimum liability, although potential future costs for claims could range up to an additional $387 million resulting in an estimated maximum liability of approximately $617 million. Because of the uncertainties related to asbestos litigation, it is not possible to estimate the number of personal injury claims that may be filed after 2003 or their defense and resolution costs. Therefore, the Company's estimated liability does not include costs for personal injury claims that may be filed after 2003, although it is likely there will be such additional claims. Management believes that potential additional costs for claims to be filed through 2003 and those filed thereafter, net of insurance recoveries, will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in a future period.

Property Damage Litigation

The Company is also one of many defendants in eight pending claims as of March 31, 1998, brought by public and private building owners. These claims include allegations of damage to buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures, for removal and replacement of such products. The claims appear to be aimed at friable (easily crumbled) asbestos-containing products, although allegations encompass all asbestos-containing products, including previously installed asbestos-containing resilient flooring. Among the lawsuits that have been resolved are four class actions which involve public and private schools, Michigan state public and private schools, colleges and universities, and private property owners who leased facilities to the federal government. The Company vigorously denies the validity of the allegations against it in these claims. These suits and claims are not handled by the Center. Insurance coverage has been resolved and is expected to cover almost all costs of these claims.

Codefendant Bankruptcies

Certain codefendant companies have filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. As a consequence, litigation against them (with some exceptions) has been stayed or restricted. Due to the uncertainties involved, the long-term effect of these proceedings on the litigation cannot be predicted.

Insurance Coverage

The Company's primary and excess insurance policies provide product hazard and nonproducts (general liability) coverages for personal injury claims, and product hazard coverage for property damage claims. Certain policies also provide coverage to ACandS, Inc., a former subsidiary of the Company. The company and ACandS, Inc., share certain limits that both have accessed and also have entered into an agreement that reserved for ACandS, Inc., a certain amount of excess insurance.

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

Insurance Recovery Proceedings

A substantial portion of the Company's primary and excess insurance asset is nonproducts (general liability) insurance for personal injury claims, including among others those that involve exposure during installation of asbestos materials. The Wellington Agreement and the 1989 settlement agreement referred to above have provisions for such coverage. An ADR process under the Wellington Agreement is underway against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and, for some policies, includes defense costs in addition to limits. The carriers have raised various defenses to our claims, including waivers, laches, statutes of limitations and contractual defenses. One primary carrier alleges that it is no longer bound by the Wellington Agreement, and another alleges that the Company agreed to limit its claims for nonproducts coverage against that carrier when the Wellington Agreement was signed. The ADR process is in the trial phase of binding arbitration. An agreement in principle, subject to execution of a final written agreement, has recently been reached with two carriers to settle the ADR with respect to them. Other proceedings against non-Wellington carriers may become necessary.

An insurance asset in the amount of $291.6 million is recorded on the balance sheet and reflects the Company's belief in the availability of insurance in this amount, based upon the Company's success in insurance recoveries, settlement agreements that provide such coverage, recoveries of nonproducts coverage by other companies, the opinion of outside counsel, and the recent agreement in principle with regard to two carriers in the ADR. Such insurance is probable of recovery through negotiation or litigation. A substantial portion of the insurance asset is involved in the aforementioned ADR, which the Company believes may be resolved in 1998 or later. A shortfall has developed between available insurance and amounts necessary for resolution and defense costs. This shortfall was $61.7 million as of March 31, 1998. The recovery of insurance assets to cover the shortfall will depend upon the resolution of the ADR and other disputes with the insurance carriers. The Company does not believe that any after-tax effect of the shortfall will be material either to the financial condition of the Company or to its liquidity.

Conclusions

The Company does not know how many claims will be filed against it in the future, nor the details thereof, or of pending suits not fully reviewed, nor the defense and resolution costs that may ultimately result therefrom, nor whether an alternative to the Georgine settlement vehicle may emerge, nor the scope of its insurance coverage ultimately deemed available.

The Company has assessed the impact of the recent Supreme Court ruling on its projected asbestos resolution and defense costs. Subject to the uncertainties, limitations and other factors referred to above and based upon its experience, the Company has recorded on the balance sheet $229.9 million as a minimum estimated liability to defend and resolve probable and estimable asbestos-related personal injury claims currently pending and to be filed through 2003. This is management's best estimate of the minimum liability, although potential future costs for these claims could range up to an additional $387 million or an estimated maximum liability of approximately $617 million. Because of the uncertainties related to asbestos litigation, it is not possible to estimate the number or cost of personal injury claims that may be filed after 2003. Therefore, the Company's estimated liability does not include costs for personal injury claims that may be filed after 2003, although it is likely there will be such additional claims. Management believes that the potential additional costs for claims to be filed through 2003 and those filed thereafter, net of insurance recoveries, will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in a future period.

An insurance asset in the amount of $291.6 million is recorded on the balance sheet and reflects the Company's belief in the availability of insurance in this amount based upon the Company's success in insurance recoveries, settlement agreements that provide such coverage, nonproducts recoveries by other companies, the opinion of outside counsel, and the recent agreement in principle with regard to two carriers in the ADR. Such insurance is probable of recovery through negotiation or litigation. A substantial portion of the insurance asset is in ADR, which the Company believes may be resolved in 1998 or later. A shortfall has developed between available insurance and amounts necessary for resolution and defense costs. This shortfall was $61.7 million as of March 31, 1998. The recovery of insurance assets to cover the shortfall will depend upon the resolution of the ADR and other disputes with insurance carriers. The Company does not believe that after-tax effect of the shortfall will be material either to the financial condition of the Company or to its liquidity.

The Company believes that a claims resolution mechanism alternative to the Georgine settlement will eventually emerge, but the liability is likely to be higher than the projection in Georgine.

Subject to the uncertainties, limitations and other factors referred to elsewhere in this note and based upon its experience, the Company believes it is probable that substantially all of the defense and resolution costs of property damage claims will be covered by insurance.

Even though uncertainties remain as to the potential number of unasserted claims and the liability resulting therefrom, and after consideration of the factors involved, including the ultimate scope of its insurance coverage, the Wellington Agreement and other settlements with insurance carriers, the results of the California insurance coverage litigation, the establishment of the Center, the likelihood that an alternative to the Georgine settlement will eventually emerge, and its experience, the Company believes asbestos-related claims against the Company will not be material either to the financial condition of the Company or to its liquidity, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in such future period.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
of Operations
-------------

Financial Condition
-------------------

As shown on the Consolidated Balance Sheet (see page 3), the Company had cash and cash equivalents of $48.9 million at March 31, 1998. Working capital was $106.0 million as of March 31, 1998, $22.5 million lower than the $128.5 million recorded at the end of 1997. The ratio of current assets to current liabilities was 1.21 to 1 as of March 31, 1998, compared with 1.27 to 1 as of December 31, 1997. The ratio decrease from December 31, 1997, was primarily due to higher levels of short-term debt used to finance higher levels of receivables.

Long-term debt, excluding the Company's guarantee of the ESOP loan, increased slightly in the first three months of 1998. At March 31, 1998, long-term debt of $223.8 million, or 16.0 percent of total capital, compared with $223.1 million, or 16.7 percent of total capital, at the end of 1997. For the periods ended March 31, 1998, and December 31, 1997 ratios of total debt (including the Company's financing of the ESOP loan) as a percent of total capital were 40.5 percent and 39.2 percent, respectively.

As shown on the Consolidated Statements of Cash Flows (see page 5), net cash provided by operating activities for the three months ended March 31, 1998, was $16.5 million compared with $6.4 million for the comparable period in 1997. The increase was primarily due to lower working capital requirements and restructuring payments, which were partially offset by a shortfall between currently available insurance and amounts necessary to pay asbestos-related claims.

Net cash used for investing activities was $30.4 million for the three months ended March 31, 1998, compared with $36.5 million in 1997. The decrease of $6.1 million was primarily due to lower expenditures for acquisitions and no investments in joint ventures in 1998.

Net cash provided by financing activities was $6.0 million for the three months ended March 31, 1998 compared with net cash used for financing activities of $2.5 million for the three months ended March 31, 1997.

Under the plans approved by the Company's Board of Directors for the repurchase of 5.5 million shares of common stock, the Company has repurchased approximately 3,888,000 shares through March 31, 1998, including 227,000 repurchased in the first three months of 1998.

It is management's opinion that the Company has sufficient financial strength to warrant the required support from lending institutions and financial markets.

Sale of Dal-Tile Stock

The Company previously announced its intention to dispose of its investment in Dal-Tile. On April 29, the Company filed a preliminary prospectus supplement with the Securities and Exchange Commission describing its proposed offering of up to 8,050,000 (including an over allotment option) Participating Exchangeable Premium Securities(SM) ("PEPS"), a class of senior unsecured debt which matures three years from the date of issuance. They are redeemable at maturity in shares of common stock of Dal-Tile or, at the option of the Company, cash. Until the PEPS mature, an equivalent number of Dal-Tile shares will be held by Armstrong. In a concurrent transaction, Armstrong plans to sell up to 10,315,822 (including an over-allotment option) shares of Dal-Tile common stock in an underwritten public offering. The Dal-Tile common stock is to be offered pursuant to a registration statement filed by Dal-Tile which is currently under review by the Securities and Exchange Commission.

Armstrong intends to use the net proceeds from the sale of the PEPS for general corporate purposes, which may include additions to working capital, refinancing existing indebtedness, capital expenditures and possible acquisitions.

"Participating Exchangeable Premium Securities" and "PEPS" are service marks of Morgan Stanley & Co. Incorporated.

Asbestos-Related Litigation
---------------------------

The Company is involved in significant asbestos-related litigation which is described more fully under "Overview of Asbestos-Related Legal Proceedings" on pages 7-10 and which should be read in connection with this discussion and analysis.

The Company does not know how many claims will be filed against it in the future, nor the details thereof, or of pending suits not fully reviewed, nor the defense and resolution costs that may ultimately result therefrom, nor whether an alternative to the Georgine settlement vehicle may emerge, nor the scope of its insurance coverage ultimately deemed available.

The Company has assessed the impact of the June 1997 Supreme Court ruling in the Georgine case on its projected asbestos resolution and defense costs. Subject to the uncertainties, limitations and other factors referred to above and based upon its experience, the Company has recorded on the balance sheet $229.9 million as a minimum estimated liability to defend and resolve probable and estimable asbestos-related personal injury claims currently pending and to be filed through 2003. This is management's best estimate of the minimum liability, although potential future costs for these claims could range up to an additional $387 million or an estimated maximum liability of approximately $617 million. Because of the uncertainties related to asbestos litigation, it is not possible to estimate the number or cost of personal injury claims that may be filed after 2003. Therefore, the Company's estimated liability does not include costs for personal injury claims that may be filed after 2003, although it is likely there will be such additional claims. Management believes that the potential additional costs for claims to be filed through 2003 and those filed thereafter, net of any potential insurance recoveries, will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in a future period.

An insurance asset in the amount of $291.6 million is recorded on the balance sheet and reflects the Company's belief in the availability of insurance in this amount based upon the Company's success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies, the opinion of outside counsel and the recent agreement in principle with regard to two carriers in the ADR. Such insurance is probable of recovery through negotiation or litigation. A substantial portion of the insurance asset is in ADR, which the Company believes may be resolved in 1998 or later. A shortfall has developed between available insurance and amounts necessary for resolution and defense costs. This shortfall was $61.7 million as of March 31, 1998. The recovery of insurance assets to cover the shortfall will depend upon the resolution of the ADR and other disputes with insurance carriers. The Company does not believe that after-tax effect of the shortfall will be material either to the financial condition of the Company or to its liquidity.

The Company believes that a claims resolution mechanism alternative to the Georgine settlement will eventually emerge, but the liability is likely to be higher than the projection in Georgine.

Subject to the uncertainties, limitations and other factors previously stated and based upon its experience, the Company believes it is probable that substantially all of the defense and resolution costs of property damage claims will be covered by insurance.

Even though uncertainties remain as to the potential number of unasserted claims and the liability resulting therefrom, and after consideration of the factors involved, including the ultimate scope of its insurance coverage, the Wellington Agreement and other settlements with insurance carriers, the results of the California insurance coverage litigation, the establishment of the Center, the likelihood that an alternative to the Georgine settlement will eventually emerge, and its experience, the Company believes asbestos-related claims against the Company will not be material either to the financial condition of the Company or to its liquidity, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in such future period.

Tender Offer for Domco Inc.

On June 16, 1997, the Company commenced an all cash offer to purchase all of the outstanding common shares and common share equivalents (including convertible debentures and warrants on an as-if converted basis) of Domco Inc. ("Domco"), a Canadian subsidiary of Sommer Allibert, S.A. ("Sommer"). The offer is conditional upon the valid tender of 51% of the outstanding common shares of Domco on a diluted basis. The offer has been extended and amended on a number of occasions since then, most recently to increase the bid price per common share to CDN $26.50 (thereby increasing the aggregate proposed purchase price to CDN $560 million) and to extend the expiration date of the offer to May 29, 1998. The extension is intended to permit the Quebec Securities Commission to rule on the issues of whether the merger of Tarkett AG ("Tarkett") with Sommer constitutes an indirect takeover of Domco and, if so, at a purchase price in excess of 115% of Domco's per share price without having provided similar value to Domco's minority shareholders as required by the Quebec Securities Act. The Company has obtained requisite regulatory approvals from the United States Federal Trade Commission, the Canadian Minister of Industry and the Competition Bureau in Canada. Sommer has stated that it does not intend to sell its shares of Domco to the Company, and Domco's board of directors has rejected the Company's offer to subscribe for Domco common shares. The Company has recorded an asset of $10.0 million for costs associated with the Domco acquisition.

On June 9, 1997, the Company filed a complaint in the United States District Court for the Eastern District of Pennsylvania alleging that Sommer (subsequently amended to include Tarkett and Marc Assa, the President du Directoire of Sommer), had used confidential information provided by the Company during negotiations regarding the purchase of Sommer's worldwide flooring assets to structure a proposed transaction with Tarkett in violation of a confidentiality agreement and exclusivity understanding with the Company together with a duty to negotiate in good faith. The Company intends to continue to pursue this litigation to recover damages in a trial scheduled to begin on September 15, 1998. The ultimate magnitude of the Company's potential recovery is not known at this time. On April 8, 1998, Sommer filed a counterclaim against the Company and third-party claims against certain of its officers. Sommer generally alleges that the Company utilized a consulting firm to allegedly obtain nonpublic information about Sommer. Sommer is seeking unspecified damages. The Company and the individual counterclaim defendants are in the process of responding to the counterclaim and believe the charges are baseless.

On June 23, 1997, the Company filed a claim, amended on August 11, 1997, in the Ontario Court (General Division) alleging that Sommer and its representatives on Domco's board breached their fiduciary duty to Domco and acted in a manner oppressive to Domco's minority shareholders when they rejected the Company's bid for Domco. The Company's motion requesting a court injunction to prevent the takeover of Domco by Tarkett, among other items, was dismissed. The Company is continuing to pursue this litigation to recover damages from Sommer and Domco's directors, as well as seeking other relief.

The Company intends to continue to pursue all legal remedies available to it in the United States and Canada against Sommer, Domco's directors, Tarkett and Marc Assa.

Consolidated Results
--------------------

First-quarter net sales of $543.1 million were 4.8 percent higher when compared with net sales of $518.3 million in the first quarter of 1997. Removing the currency translation impact of the stronger U.S. dollar, sales would have increased 6.7 percent. The strongest growth was seen in the U.S. home center channel where sales rose 23 percent. European area sales, about 26 percent of total sales, increased 2.6 percent, or 8.3 percent without the translation impact of a stronger U.S. dollar. This increase was due primarily to acquisitions in 1997 of flooring and building products businesses. Sales in the Pacific area, about 4 percent of total sales, declined almost 14 percent, or nearly 9 percent without the impact of the stronger U.S. dollar.

First-quarter net earnings of $46.5 million increased 2.3 percent from 1997's first-quarter net earnings of $45.5 million on the strength of results in the floor coverings and industry products segments. Net earnings per diluted share were $1.15 compared with $1.10 per diluted share for the first quarter of 1997 while net earnings per basic share were $1.17 compared with $1.11 per basic share for the first quarter of 1997.

The cost of goods sold in the first quarter was 66.8 percent of sales, slightly lower than the 67.0 percent in the first quarter of 1997. While manufacturing costs as a percent of sales remained virtually the same, some lower raw material costs were realized, primarily in flooring products. The increase in first-quarter selling, general and administrative expenses reflected additional spending for new product introductions and the related higher advertising and promotion expenses to promote brand awareness.

For the first-quarter 1998, the Company's effective tax rate was 34.9 percent compared with last year's first-quarter effective tax rate of 33.4 percent. The change reflected the impact of the Company's share of the annualized projected Dal-Tile earnings.

Industry Segment Results:
------------------------

Floor coverings sales of $276.3 million in the first quarter increased 9.5 percent from $252.4 million in the first quarter of 1997. This increase came primarily from stronger home center channel sales for residential tile and laminate flooring and higher European sales primarily from acquisitions. First-quarter operating income of $36.8 million increased almost 12 percent from last year's $33.0 million in the first quarter and reflected the positive impact of the higher sales levels and some lower raw material prices.

Building products sales of $188.2 million increased 3.4 percent from $182.0 million in the first quarter of 1997; however, without the translation impact of the stronger U.S. dollar, sales would have increased 5.5 percent. Strength in the U.S. commercial and retail channels and higher European sales, including new soft-fiber ceiling products from an acquisition, offset the adverse impact of lower sales in Southeast Asia. First-quarter operating income of $26.3 million decreased 10.4 percent from last year's $29.3 million. The major factors in this decline were losses in metal ceilings, higher SG&A costs and competitive selling pressures.

Industry products sales of $78.6 million in the first quarter decreased 6.3 percent when compared with 1997's first quarter; however, without the translation impact of the stronger U.S. dollar, sales would have decreased 1.1 percent. European sales of insulation products continued to be affected by competitive pricing pressures. Operating income of $13.0 million increased 16.6 percent from last year's $11.2 million. The majority of the increase was related to lower manufacturing costs in insulation products which offset the impact of lower sales levels. The gasket and textile products businesses also realized higher operating income.

Ceramic tile generated an operating loss of $2.2 million in the first quarter, representing Armstrong's 34.4 percent share of the estimated after-tax loss at Dal-Tile and the amortization of Armstrong's initial investment in Dal-Tile over the underlying equity in net assets of the business combination. These results compared with Armstrong's recognition of operating income of $0.7 million in 1997's first quarter.

First-quarter unallocated corporate net income includes the continuation of higher pension credits related to pension fund investment performance.

New Accounting Pronouncements
-----------------------------

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

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." This statement revises employers' disclosures about pensions and other postretirement benefit plans but does not change the measurement or recognition of those plans. It standardizes disclosure requirements, eliminates unnecessary disclosures and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. This statement supersedes the disclosure requirements of SFAS No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The Company plans to adopt SFAS No. 131 and SFAS No. 132 beginning with 1998 annual reporting.

In March 1998, the American Institute of Certified Public Accountants (AICPA), issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, (SOP 98-1). This statement is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. The Company implemented SOP 98-1 in the first quarter of 1998. SOP 98-1 will not have a material impact on the Company's financial condition or results of operations.

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

                        Independent Accountants' Report
                        -------------------------------

The Board of Directors and Shareholders
Armstrong World Industries, Inc.:

We have reviewed the consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries as of March 31, 1998, and the related consolidated statements of earnings, the consolidated statements of cash flows and the consolidated statements of shareholders' equity for the three-month periods ended March 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of earnings, cash flows and shareholders' equity for the year then ended (not presented herein); and in our report dated February 13, 1998, we have expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG PEAT MARWICK LLP



Philadelphia, Pennsylvania
May 8, 1998

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

                                    Armstrong World Industries, Inc.



                                    By:     /s/ D. K. Owen
                                       -------------------------------
                                       D. K. Owen, Senior Vice President,
                                       Secretary and General Counsel


                                    By:     /s/ E. R. Case
                                       -------------------------------
                                       E. R. Case, Vice President and
                                       Controller (Principal Accounting Officer)


Date:  May 13, 1998

                                 Exhibit Index
                                 -------------

Exhibit No.
-----------

No. 15      Letter re Unaudited Interim Financial Information

No. 27      Financial Data Schedule