Form 10-Q
period 1998-06-30
ARMSTRONG WORLD INDUSTRIES INC
filed 1998-08-13
CIK 7431

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1998
                               ----------------------------------

                                            OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number                     1-2116
                       -----------------------------------------------

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

Number of shares of registrant's common stock outstanding as of July 31, 1998 - 40,014,968

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
                                    Unaudited

                                                     Three months                       Six months
                                                     ended June 30                     ended June 30
                                                     -------------                     -------------
                                                  1998            1997             1998             1997
                                                  ----            ----             ----             ----
NET SALES                                        $555.6          $577.4          $1,098.7        $1,095.7
Cost of goods sold                                361.8           378.2             724.5           725.2
Selling, general and administrative expense       105.5           100.4             209.5           200.7
Equity (earnings) loss from affiliates (a)         (4.6)            0.9              (5.3)           (2.9)
                                                --------        -------          --------        ---------
Operating income                                   92.9            97.9             170.0           172.7

Interest expense                                    7.0             7.4              13.6            13.7
Other (income) expenses, net                        0.6            (0.1)             (0.4)            0.1
                                                -------         -------          --------        --------
Earnings before income taxes (b)                   85.3            90.6             156.8           158.9
Income taxes                                       29.2            31.7              54.2            54.5
                                                -------          ------          --------        --------

NET EARNINGS                                     $ 56.1          $ 58.9          $  102.6        $  104.4
                                                 ======          ======          ========        ========

Net earnings per share of common stock: (c)
  Basic                                          $ 1.41         $  1.45          $   2.58        $   2.56
  Diluted                                        $ 1.38         $  1.43          $   2.53        $   2.53

Average number of common shares outstanding:
  Basic                                            39.7            40.7              39.8            40.8
  Diluted                                          40.5            41.1              40.5            41.4

Return on average common shareholders' equity      25.8%           28.3%             23.7%           25.1%

      (a) For the three months and six months ended June 30, 1997, equity (earnings) loss from affiliates included the Company's share of a one-time charge incurred by Dal-Tile International Inc. of $5.5 million for uncollectible receivables and overstocked inventories. On an after-tax basis, the charge was $5.1 million or 13 cents per share.

      (b) Depreciation and amortization charged against earnings before income taxes amounted to $32.0 million and $64.2 million in the three months and six months ended June 30, 1998, and $32.7 million and $65.0 million in the three months and six months ended June 30, 1997.

      (c) The following tables provide a reconciliation of the numerator and denominators of the basic and diluted per share calculation for net earnings.

                                               Three months ended                      Three months ended
                                                 June 30, 1998                           June 30, 1997
                                                 -------------                           -------------
                                                                Per-Share                               Per-Share
                                      Earnings      Shares       Amounts       Earnings     Shares       Amounts
                                      --------      ------       -------       --------     ------       -------
Basic Earnings per Share:
Net earnings                             $56.1         39.7        $1.41         $58.9         40.7        $1.45
Dilutive options                                        0.8                                     0.4
                                                        ---                                     ---
Diluted Earnings per
  Share:
Net earnings                             $56.1         40.5        $1.38         $58.9         41.1        $1.43
                                                       ====                                    ====

                                                Six months ended                        Six months ended
                                                 June 30, 1998                           June 30, 1997
                                                 -------------                           -------------
                                                                Per-Share                               Per-Share
                                      Earnings      Shares       Amounts       Earnings     Shares       Amounts
                                      --------      ------       -------       --------     ------       -------
Basic Earnings per Share:
Net earnings                            $102.6         39.8        $2.58        $104.4         40.8        $2.56
Dilutive options                                        0.7                                     0.6
                                                        ---                                     ---
Diluted Earnings per
  Share:
Net earnings                            $102.6         40.5        $2.53        $104.4         41.4        $2.53
                                                       ====                                    ====

See accompanying footnotes to the financial statements beginning on page 7.

               Armstrong World Industries, Inc., and Subsidiaries
                           Consolidated Balance Sheets
                           ---------------------------
                              (amounts in millions)


                                                       Unaudited
       Assets                                        June 30, 1998  December 31, 1997
       ------                                        -------------  -----------------
Current assets:
   Cash and cash equivalents                           $   62.9           $   57.9
   Accounts receivable less allowance                     281.7              252.6
   Inventories:
       Finished goods                                     142.1              149.4
       Work in process                                     21.8               19.9
       Raw materials and supplies                          49.5               50.8
                                                       --------           --------
         Total inventories                                213.4              220.1
   Income tax benefits                                     21.5               25.9
   Other current assets                                    42.7               43.5
                                                       --------           --------
         Total current assets                             622.2              600.0
Property, plant, and equipment                          2,008.7            1,976.5
   Less accumulated depreciation and amortization       1,043.3            1,004.3
                                                       --------           --------
         Net property, plant and equipment                965.4              972.2

Insurance for asbestos-related liabilities (a)            281.6              291.6
Investment in affiliates (b)                              175.0              174.9
Other noncurrent assets                                   391.6              336.8
                                                       --------           --------
         Total assets                                  $2,435.8           $2,375.5
                                                       ========           ========

       Liabilities and Shareholders' Equity
       ------------------------------------
Current liabilities:
   Short-term debt                                     $  165.5           $   84.1
   Current installments of long-term debt                   1.0               14.5
   Accounts payable and accrued expenses (a)              321.3              339.9
   Income taxes                                            43.1               33.0
                                                       --------           --------
         Total current liabilities                        530.9              471.5

Long-term debt                                            224.3              223.1
ESOP loan guarantee                                       190.5              201.8
Postretirement and postemployment benefits                246.9              248.0
Asbestos-related liabilities (a)                          130.2              179.7
Other long-term liabilities                               177.2              172.1
Deferred income taxes                                      61.4               53.7
Minority interest in subsidiaries                          14.0               15.0
                                                       --------           ---------
         Total noncurrent liabilities                   1,044.5            1,093.4

Shareholders' equity:
   Common stock                                            51.9               51.9
   Capital in excess of par value                         169.5              169.5
   Reduction for ESOP loan guarantee                     (202.9)            (207.7)
   Retained earnings                                    1,406.3            1,339.6
   Other comprehensive income                             (16.4)             (16.2)
   Treasury stock                                        (548.0)            (526.5)
                                                       --------           --------
         Total shareholders' equity                       860.4              810.6
                                                       --------           --------

         Total liabilities and shareholders' equity    $2,435.8           $2,375.5
                                                       ========           ========

(a) An asbestos-related liability in the amount of $210.2 million is composed of $130.2 million in long-term liabilities and $80.0 million in current accrued expenses and represents the minimum liability and defense cost to resolve personal injury claims currently pending and expected to be filed through 2003. An insurance asset in the amount of $281.6 million reflects the Company's belief in the availability of insurance in an amount covering these liabilities, as well as recovery of $71.4 million for prior payments of asbestos-related claims.

(b) Investment in affiliates was primarily composed of a 34.4 percent ownership of Dal-Tile International Inc. ("Dal-Tile") as of June 30, 1998, and a 50.0 percent interest in WAVE, a joint venture with Worthington Industries. As described on page 11, the Company is pursuing the disposition of its investment in Dal-Tile.

See accompanying footnotes to the financial statements beginning on page 7.

              Armstrong World Industries, Inc., and Subsidiaries
                Consolidated Statements of Shareholders' Equity
                -----------------------------------------------
                             (amounts in millions)
                                   Unaudited

                                                         1998                   1997
                                                    ------------            -----------
Common stock, $1 par value:
---------------------------
Balance at beginning of year & June 30                $  51.9                 $   51.9
                                                      -------                 --------

Capital in excess of par value:
-------------------------------
Balance at beginning of year & June 30                $ 169.5                 $  169.5
                                                      -------                 --------

Reduction for ESOP loan guarantee:
----------------------------------
Balance at beginning of year                          $(207.7)                 $(217.4)
Principal paid                                           11.3                      9.3
Loans to ESOP                                            (5.9)                    (2.2)
Accrued compensation                                     (0.6)                    (2.3)
                                                         ----                     ----
Balance at June 30                                    $(202.9)                 $(212.6)
                                                      --------                 --------

Retained earnings:
------------------
Balance at beginning of year                         $1,339.6                 $1,222.6
Net earnings                                            102.6      $102.6        104.4      $104.4
Tax benefit on dividends paid on
  unallocated common shares                               0.9                      1.0
                                                          ---                      ---
    Total                                            $1,443.1                 $1,328.0
Less common stock dividends                              36.8                     34.3
                                                         ----                     ----
Balance at June 30                                   $1,406.3                 $1,293.7
                                                     --------                 --------

Other comprehensive income (a):
-------------------------------
Balance at beginning of year                          $ (16.2)                $    9.9
Foreign currency translation adjustments and
   hedging activities                                    (5.5)                   (12.7)
Minimum pension liability adjustments                     5.3                      0.0
                                                          ---                      ---
Total other comprehensive income                         (0.2)      (0.2)        (12.7)     (12.7)
                                                         -----      -----        ------     ------
Balance at June 30                                    $ (16.4)                $   (2.8)
                                                      --------                ---------

Comprehensive income                                              $102.4                    $91.7
--------------------                                              ======                    =====

Less treasury stock at cost:
----------------------------
Balance at beginning of year                          $ 526.5                 $  446.5
Stock purchases                                          30.9                     38.3
Stock issuance activity, net                             (9.4)                    (5.4)
                                                         -----                    -----
Balance at June 30                                    $ 548.0                 $  479.4
                                                      -------                 --------

Total shareholders' equity                            $ 860.4                 $  820.3
                                                      =======                 ========



(a) Related tax effects allocated to each component of other comprehensive income as of June 30, 1998:

                                                    Before-Tax       Tax          After-Tax
                                                                  (Expense)
                                                      Amount     or benefit          Amount
                                                      ------     ----------          ------
Foreign currency translation adjustments and         $  (5.5)      $  0.0           $ (5.5)
  hedging activities
Minimum pension liability adjustment                    (2.2)         7.5              5.3
                                                        -----         ---              ---
Other comprehensive income                           $  (7.7)      $  7.5           $ (0.2)
                                                     ========      ======           =======

See accompanying footnotes to the financial statements beginning on page 7.

              Armstrong World Industries, Inc., and Subsidiaries
               Consolidated Statements of Cash Flows--Unaudited
               ------------------------------------------------
                             (amounts in millions)
                                   Unaudited


                                                                                 Six Months Ended
                                                                                     June 30
                                                                              -----------------------
                                                                                1998           1997
                                                                                ----           ----
Cash flows from operating activities:
   Net earnings                                                               $ 102.6        $ 104.4
   Adjustments to reconcile net earnings to net cash
       (used for) provided by operating activities:
     Depreciation and amortization                                               64.2           65.0
     Deferred income taxes                                                       11.4            8.9
     Equity change in affiliates                                                 (2.3)          (0.8)
     Restructuring payments                                                      (3.1)         (14.5)
     Payments for asbestos-related claims, net of recoveries                    (31.5)           --
     Changes in operating assets and liabilities net of effect of restructuring and acquisitions:
         (Increase) in receivables                                              (30.2)         (64.2)
         Decrease (increase) in inventories                                       6.1          (24.2)
         Decrease in other current assets                                         5.0           15.3
         (Increase) in other noncurrent assets                                  (49.2)         (26.0)
         (Decrease) increase in accounts payable
           and accrued expenses                                                 (20.2)           3.5
         Increase in income taxes payable                                        15.3           12.2
         Increase in other long-term liabilities                                  1.9            9.1
         Other, net                                                              (5.7)          (0.9)
                                                                                 ----           ----
Net cash provided by operating activities                                        64.3           87.8
                                                                                 ----           ----

Cash flows from investing activities:
   Purchases of property, plant and equipment                                   (52.6)         (63.7)
   Investment in computer software                                              (12.2)          (5.7)
   Acquisitions and investments in joint ventures                                --            (16.6)
   Proceeds from the sale of land and facilities/
       divestitures                                                               1.5            5.8
                                                                                  ---            ---
Net cash (used for) investing activities                                        (63.3)         (80.2)
                                                                                -----          -----

Cash flows from financing activities:
   Increase in short-term debt                                                   80.1           43.5
   Issuance of long-term debt                                                    14.4            7.2
   Reduction of long-term debt                                                  (27.2)          --
   Cash dividends paid                                                          (36.8)         (34.3)
   Purchase of common stock for the treasury                                    (30.9)         (38.3)
   Proceeds from exercised stock options                                          7.4            4.2
   Other, net                                                                    (0.2)           0.2
                                                                                 ----            ---

Net cash provided by (used for) financing activities                              6.8          (17.5)
                                                                                  ---          -----
Effect of exchange rate changes on cash and cash
   equivalents                                                                   (2.8)          (4.5)
                                                                                 ----           ----
Net increase (decrease) in cash and cash equivalents                            $ 5.0         $(14.4)
                                                                                =====         ======
Cash and cash equivalents at beginning of period                                $57.9         $ 65.4
                                                                                =====         ======
Cash and cash equivalents at end of period                                      $62.9         $ 51.0
                                                                                =====         ======
----------------------------------------------------------------------------------------------------
Supplemental cash flow information:
Interest paid                                                                 $  13.2        $  11.0
Income taxes paid                                                             $  25.7        $  19.1
----------------------------------------------------------------------------------------------------

See accompanying notes to the financial statements beginning on page 7.

               Armstrong World Industries, Inc., and Subsidiaries
                         Industry Segment Financial Data
                         -------------------------------
                              (amounts in millions)

                                    Unaudited


                                                              Three Months                  Six months
                                                              ended June 30                ended June 30
                                                              -------------                -------------
                                                            1998         1997            1998         1997
                                                            ----         ----            ----         ----
Net trade sales:
---------------
Floor coverings                                           $  286.3     $  303.1        $  562.6     $  555.5
Building products                                            187.3        190.0           375.5        372.0
Industry products                                             82.0         84.3           160.6        168.2
                                                              ----         ----           -----        -----
   Total net sales                                        $  555.6     $  577.4        $1,098.7     $1,095.7
                                                          ========     ========        ========     ========


Operating income (loss):
-----------------------
Floor coverings                                           $   48.3     $   56.1        $   85.1     $   89.1
Building products                                             30.3         30.8            56.6         60.1
Industry products                                             14.1         14.0            27.1         25.2
Ceramic tile (a)                                               1.4         (4.2)           (0.8)        (3.5)
Unallocated corporate (expense)                               (1.2)         1.2             2.0          1.8
                                                               ---          ---             ---     --------
   Total operating income                                 $   92.9     $   97.9        $  170.0     $  172.7
                                                          ========     ========        ========     ========

(a) For the three months and six months ended June 30, 1997, the ceramic tile industry segment included the Company's share of a one-time charge incurred by Dal-Tile for uncollectible receivables and overstocked inventories of $5.5 million.

Note 1. Operating results for the second quarter and first six months of 1998
------
compared with the corresponding periods of 1997 included in this report are unaudited. However, these results have been reviewed by the Company's independent public accountants, KPMG Peat Marwick LLP, in accordance with established professional standards and procedures for a limited review.

The accounting policies used in preparing these statements are the same as those used in preparing the Company's consolidated financial statements for the year ended December 31, 1997. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report and Form 10-K for the fiscal year ended December 31, 1997. In addition, beginning with the first-quarter 1998, the Company has adopted Statement of Accounting Standards No. 130, "Reporting Comprehensive Income," which requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. In the opinion of management, all adjustments of a normal, recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Three and six months' results are not necessarily indicative of annual earnings.

Note 2.
------

OVERVIEW OF ASBESTOS-RELATED LEGAL PROCEEDINGS

Personal Injury Litigation

The Company is one of many defendants in approximately 133,000 pending claims as of June 30, 1998, alleging personal injury from exposure to asbestos. The increase of approximately 50,000 claims during the first half of 1998 is primarily due to the inclusion of cases that had been subject to an injunction related to the Georgine Settlement Class Action ("Georgine") described below, and those that had been filed in the tort system against other defendants (and not against the Center for Claims Resolution ("Center") members) while Georgine was pending.

Nearly all claims seek general and punitive damages arising from alleged exposures, at various times from World War II onward, to asbestos-containing products. Claims against the company generally involve allegations of negligence, strict liability, breach of warranty and conspiracy with respect to its involvement with asbestos-containing insulation products. The Company discontinued the sale of all such products in 1969. The claims also allege that injury may be determined up to 40 years after first exposure to asbestos. Nearly all suits name many defendants, and over 100 different companies are reportedly involved. The Company believes that many current plaintiffs are unimpaired. A large number of claims have been settled, dismissed, put on inactive lists or otherwise resolved, and the Company generally is involved in all stages of claims resolution and litigation, including individual trials, consolidated trials and appeals. Neither the rate of future filings and resolutions nor the total number of future claims can be predicted at this time with certainty.

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

Georgine Settlement Class Action

Georgine v. Amchem was a settlement class action filed in the Eastern District
------------------
of Pennsylvania on January 15, 1993, that included essentially all future personal injury claims against members of the Center, including the Company. It was designed to establish a nonlitigation system for the resolution of such claims, and offered a method for prompt compensation to claimants who were occupationally exposed to asbestos if they met certain exposure and medical criteria. Compensation amounts were derived from historical settlement data and no punitive damages were to be paid. The settlement was designed to, among other things, minimize transactional costs including attorneys' fees, expedite compensation to claimants with qualifying claims, and relieve the courts of the burden of handling future claims. Based on mathematical projections covering a ten-year period starting in 1994, the Company estimated a maximum liability of $245 million in Georgine.

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

Asbestos-Related Liability

During the last half of 1997, the Company assessed the impact of the June 1997 Supreme Court ruling on its projected asbestos resolution and defense costs. In doing so, the Company reviewed, among other things, its historical settlement amounts, the incidence of past claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it, the Georgine projection and the Company's experience. Subject to the uncertainties, limitations and other factors referred to above and based upon its experience, the Company has recorded $210.2 million on the balance sheet as an estimated minimum liability to defend and resolve probable and estimable asbestos-related personal injury claims currently pending and reasonably expected to be filed through 2003. This is management's best estimate of the minimum liability, although potential future costs for claims could range up to an additional $387 million resulting in an estimated maximum liability of approximately $597 million. Because of the uncertainties related to asbestos litigation, it is not possible to estimate the number of personal injury claims that may be filed after 2003 or their defense and resolution costs. Therefore, the Company's estimated liability does not include costs for personal injury claims that may be filed after 2003, although it is likely there will be such additional claims. Management believes that potential additional costs for claims to be filed through 2003 and those filed thereafter, net of insurance recoveries, will not have a material after-tax effect on the financial condition or liquidity of the Company, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in a future period.

Property Damage Litigation

The Company is one of many defendants in eight pending claims as of June 30, 1998, brought by public and private building owners. These claims include allegations of damage to buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures for removal and replacement of such products. The claims appear to be aimed at friable (easily crumbled) asbestos-containing products, although allegations encompass all asbestos-containing products, including previously installed asbestos-containing resilient flooring. Among the lawsuits that have been resolved are four class actions which involve public and private schools, Michigan state public and private schools, colleges and universities, and private property owners who leased facilities to the federal government. The Company vigorously denies the validity of the allegations against it in these claims. These suits and claims are not handled by the Center. Insurance coverage has been resolved and is expected to cover almost all costs of these claims.

Codefendant Bankruptcies

Certain codefendant companies have filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. As a consequence, litigation against them (with some exceptions) has been stayed or restricted. Due to the uncertainties involved, the long-term effect of these proceedings on asbestos-related litigation cannot be predicted.

Insurance Coverage

The Company's primary and excess insurance policies provide product hazard and nonproducts (general liability) coverages for personal injury claims, and product hazard coverage for property damage claims. Certain policies also provide coverage to ACandS, Inc., a former subsidiary of the Company. The Company and ACandS, Inc. share certain limits that both have accessed and also have entered into an agreement that reserved for ACandS, Inc. a certain amount of excess insurance.

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

Insurance Recovery Proceedings

A substantial portion of the Company's primary and excess insurance asset is nonproducts (general liability) insurance for personal injury claims, including among others those that involve exposure during installation of asbestos materials. The Wellington Agreement and the 1989 settlement agreement referred to above have provisions for such coverage. An ADR process under the Wellington Agreement is under way against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and to what extent reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and, for some policies, includes defense costs in addition to limits. The carriers have raised various defenses to the Company's claims, including waivers, laches, statutes of limitations and contractual defenses. One primary carrier alleges that it is no longer bound by the Wellington Agreement, and another alleges that the Company agreed to limit its claims for nonproducts coverage against that carrier when the Wellington Agreement was signed. The ADR process is in the trial phase of binding arbitration. An agreement has recently been reached with two carriers to settle the ADR with respect to them. Other proceedings against non-Wellington carriers may become necessary.

An insurance asset in the amount of $281.6 million is recorded on the balance sheet and reflects the Company's belief in the availability of insurance in this amount through negotiation or litigation based upon the Company's success in insurance recoveries, settlement agreements that provide such coverage, recoveries of nonproducts coverage by other companies, the opinion of outside counsel, and the recent agreement with two carriers in the ADR. A substantial portion of the insurance asset is involved in the aforementioned ADR, which the Company believes may be resolved in 1998 or later. A shortfall has developed between currently available insurance and amounts necessary for resolution and defense costs. This shortfall was $71.4 million as of June 30, 1998. The recovery of insurance assets to cover the shortfall will depend upon the resolution of the ADR and other disputes with the insurance carriers. The Company does not believe that any after-tax effect of the shortfall will be material either to the financial condition of the Company or to its liquidity.

Conclusions

The Company does not know how many claims will be filed against it in the future, nor the details thereof, nor of pending suits not fully reviewed, nor the defense and resolution costs that may ultimately result therefrom, nor whether an alternative to the Georgine settlement vehicle may emerge, nor the scope of its insurance coverage ultimately deemed available.

The Company has assessed the impact of the recent Supreme Court ruling on its projected asbestos resolution and defense costs. Subject to the uncertainties, limitations and other factors referred to above and based upon its experience, the Company has recorded on the balance sheet $210.2 million as a minimum estimated liability to defend and resolve probable and estimable asbestos-related personal injury claims currently pending and to be filed through 2003. This is management's best estimate of the minimum liability, although potential future costs for these claims could range up to an additional $387 million or an estimated maximum liability of approximately $597 million. Because of the uncertainties related to asbestos litigation, it is not possible to estimate the number or cost of personal injury claims that may be filed after 2003. Therefore, the Company's estimated liability does not include costs for personal injury claims that may be filed after 2003, although it is likely there will be such additional claims. Management believes that the potential additional costs for claims to be filed through 2003 and those filed thereafter, net of insurance recoveries, will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in a future period.

An insurance asset in the amount of $281.6 million is recorded on the balance sheet and reflects the Company's belief in the availability of insurance in this amount based upon the Company's success in insurance recoveries, settlement agreements that provide such coverage, nonproducts recoveries by other companies, the opinion of outside counsel, and the recent agreement with two carriers in the ADR. Such insurance is probable of recovery through negotiation or litigation. A substantial portion of the insurance asset is in ADR, which the Company believes may be resolved in 1998 or later. A shortfall has developed between currently available insurance and amounts necessary for resolution and defense costs. This shortfall was $71.4 million as of June 30, 1998. The recovery of insurance assets to cover the shortfall will depend upon the resolution of the ADR and other disputes with insurance carriers. The Company does not believe that after-tax effect of the shortfall will be material either to the financial condition or liquidity of the Company.

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

Even though uncertainties remain as to the potential number of unasserted claims and the liability resulting therefrom, and after consideration of the factors involved, including the ultimate scope of its insurance coverage, the Wellington Agreement and other settlements with insurance carriers, the results of the California insurance coverage litigation, the establishment of the Center, the likelihood that an alternative to the Georgine settlement will eventually emerge, and its experience, the Company believes asbestos-related claims against the Company will not be material either to the financial condition or liquidity of the Company, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in a future period.

Note 3.
-------

SUBSEQUENT EVENTS

Sale of Dal-Tile Stock:
-----------------------

The Company previously announced its intention to dispose of its investment in Dal-Tile. On July 1, 1998, Armstrong settled its sale of 10.35 million shares of Dal-Tile at $8.50 per share before commissions and fees. Armstrong will report a gain on the sale of approximately $7 million in its third quarter 1998 results. The sale reduced Armstrong's ownership interest in Dal-Tile to 15.0 percent, and in accordance with generally accepted accounting principles, this remaining interest will be accounted for on a cost basis with no equity income recorded going forward.

Recent Events:
--------------

On June 5, 1998, Armstrong announced its intention to commence, through an indirect wholly-owned subsidiary, a cash tender offer for all of the outstanding shares of DLW Aktiengesellschaft ("DLW"). DLW, which is headquartered in Bietigheim-Bissingen, Germany, is the leading flooring manufacturer in Germany and the third largest flooring manufacturer in Europe. As of May 31, 1998, there were approximately 1.41 million shares of capital stock of DLW outstanding. The tender offer for DLW at DM350 per share ($194 per share) commenced on July 8, 1998, and will run through August 19, 1998. Consummation of the offer is subject to a number of conditions, including the condition that at least 75 percent of DLW's outstanding shares tender into the offer, as well as receipt of certain regulatory approvals, which have been obtained. As of August 12, 1998, the percentage ownership condition had not yet been met. The transaction has already received the unanimous support of the Management Board of DLW as well as the approval of two of DLW's major shareholders who hold 23.36 percent of DLW's outstanding shares. For the year ended December 31, 1997, DLW had total sales of DM1,184 million (approximately $680 million) and net income of DM13.6 million (approximately $7.6 million). At December 31, 1997, DLW had total assets of DM788.7 million (approximately $438.2 million).

On June 13, 1998, the Company announced that it had entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated as of June 12, 1998, by and among Triangle Pacific Corp. ("Triangle Pacific"), a Delaware corporation, Armstrong and Sapling Acquisition, Inc. ("Sapling"), a Delaware corporation and a wholly-owned subsidiary of the Company. Triangle Pacific is a leading U.S. manufacturer of hardwood flooring and other flooring and related products and a substantial manufacturer of kitchen and bathroom cabinets. Pursuant to the Merger Agreement, the Company commenced a cash tender offer on June 19, 1998, for all of the outstanding shares of common stock of Triangle Pacific at $55.50 per share. At the expiration of the tender offer on July 17, 1998, approximately 14,000,000 shares (or approximately 95 percent of the total shares outstanding) were validly tendered and not withdrawn pursuant to the offer (excluding 181,647 shares subject to guarantees of delivery), and Armstrong accepted all of those shares for payment. All shares of Triangle Pacific not tendered and purchased pursuant to the offer or otherwise owned by Armstrong were converted into the right to receive $55.50 per share in cash. On July 24, 1998, Armstrong completed the merger with Triangle Pacific. For the year ended January 2, 1998, Triangle Pacific had total sales of $652.9 million and net income of $31.8 million. At April 3, 1998, Triangle Pacific had total assets of $575.8 million.

Financing
---------

On July 13, 1998, the Company entered into a new commercial paper program (the "CP Program") and subsequently issued approximately $1.0 billion of commercial paper. The commercial paper is secured by lines of credit under a new bank credit facility, has maturities of up to 364 days and bears interest at rates between approximately 5.5% and 6.0%. On August 11, 1998, the Company completed an offering of $200,000,000 of 6.35% Senior Notes due 2003 and a concurrent offering of $150,000,000 of 6.5% Senior Notes due 2005. The Company intends to use the proceeds from the issuance of the Notes to repay outstanding commercial paper.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
------- -----------------------------------------------------------------------
of Operations
-------------

Financial Condition
-------------------

As shown on the Consolidated Balance Sheet (see page 3), the Company had cash and cash equivalents of $62.9 million at June 30, 1998. Working capital was $91.3 million as of June 30, 1998, $37.2 million lower than the $128.5 million recorded at the end of 1997. The ratio of current assets to current liabilities was 1.17 to 1 as of June 30, 1998, compared with 1.27 to 1 as of December 31, 1997. The decrease in this ratio from

December 31, 1997, was primarily due to higher levels of short-term debt used to finance higher levels of receivables and other general corporate purposes.

Long-term debt, excluding the Company's guarantee of an ESOP loan, increased slightly in the first six months of 1998. At June 30, 1998, long-term debt of $224.3 million, or 15.6 percent of total capital, compared with $223.1 million, or 16.7 percent of total capital, at the end of 1997. For the periods ended June 30, 1998, and December 31, 1997 ratios of total debt (including the Company's guarantee of the ESOP loan) as a percent of total capital were 40.3 percent and
39.2 percent, respectively.

As shown on the Consolidated Statements of Cash Flows (see page 5), net cash provided by operating activities for the six months ended June 30, 1998, was $64.3 million compared with $87.8 million for the comparable period in 1997. The decrease was due to several items including payments for asbestos-related claims, increases in noncurrent assets and decreases in accounts payable.

Net cash used for investing activities was $63.3 million for the six months ended June 30, 1998, compared with $80.2 million in 1997. The decrease was primarily due to the absence of expenditures for acquisitions and investments in joint ventures in 1998 in contrast to 1997.

Net cash provided by financing activities was $6.8 million for the six months ended June 30, 1998 compared with net cash used for financing activities of $17.5 million for the six months ended June 30, 1997.

Under the plans approved by the Company's Board of Directors for the repurchase of 5.5 million shares of common stock, the Company has repurchased approximately 4,017,000 shares through June 30, 1998, including 355,000 repurchased in the first six months of 1998.

It is management's opinion that the Company has sufficient financial strength to warrant the required support from lending institutions and financial markets.

Sale of Dal-Tile Stock:
-----------------------

The Company previously announced its intention to dispose of its investment in Dal-Tile. On July 1, 1998, Armstrong settled its sale of 10.35 million shares of Dal-Tile at $8.50 per share before commissions and fees. Armstrong will report a gain on the sale of approximately $7 million in its third quarter 1998 results. The sale reduced Armstrong's ownership interest in Dal-Tile to 15.0 percent, and in accordance with generally accepted accounting principles, this remaining interest will be accounted for on a cost basis with no equity income recorded going forward.

Recent Events:
--------------

On June 5, 1998, Armstrong announced its intention to commence, through an indirect wholly-owned subsidiary, a cash tender offer for all of the outstanding shares of DLW Aktiengesellschaft ("DLW"). DLW, which is headquartered in Bietigheim-Bissingen, Germany, is the leading flooring manufacturer in Germany and the third largest flooring manufacturer in Europe. As of May 31, 1998, there were approximately 1.41 million shares of capital stock of DLW outstanding. The tender offer for DLW at DM350 per share ($194 per share) commenced on July 8, 1998, and will run through August 19, 1998. Consummation of the offer is subject to a number of conditions, including the condition that at least 75 percent of DLW's outstanding shares tender into the offer, as well as receipt of certain regulatory approvals, which have been obtained. As of August 12, 1998, the percentage ownership condition had not yet been met. The transaction has already received the unanimous support of the Management Board of DLW as well as the approval of two of DLW's major shareholders who hold 23.36 percent of DLW's outstanding shares. For the year ended December 31, 1997, DLW had total sales of DM1,184 million (approximately $680 million) and net income of DM13.6 million (approximately $7.6 million). At December 31, 1997, DLW had total assets of DM788.7 million (approximately $438.2 million).

On June 13, 1998, the Company announced that it had entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated as of June 12, 1998, by and among Triangle Pacific Corp. ("Triangle Pacific"), a Delaware corporation, Armstrong and Sapling Acquisition, Inc. ("Sapling"), a Delaware corporation and a wholly-owned subsidiary of the Company. Triangle Pacific is a leading U.S. manufacturer of hardwood flooring and other flooring and related products and a substantial manufacturer of kitchen and bathroom cabinets. Pursuant to the Merger Agreement, the Company commenced a cash tender offer on June 19, 1998, for all of the outstanding shares of common stock of Triangle Pacific at $55.50 per share. At the expiration of the tender offer on July 17, 1998, approximately 14,000,000 shares (or approximately 95 percent of the total shares outstanding) were validly tendered and not withdrawn pursuant to the offer (excluding 181,647 shares subject to guarantees of delivery), and Armstrong accepted all of those shares for payment. All shares of Triangle Pacific not tendered and purchased pursuant to the offer or otherwise owned by Armstrong were converted into the right to receive $55.50 per share in cash. On July 24, 1998, Armstrong completed the merger with Triangle Pacific. For the year ended January 2, 1998, Triangle Pacific had total sales of $652.9 million and net income of $31.8 million. At April 3, 1998, Triangle Pacific had total assets of $575.8 million.

Financing
---------

On July 13, 1998, the Company entered into a new commercial paper program (the "CP Program") and subsequently issued approximately $1.0 billion of commercial paper. The commercial paper is secured by lines of credit under a new bank credit facility, has maturities of up to 364 days and bears interest at rates between approximately 5.5% and 6.0%. On August 11, 1998, the Company completed an offering of $200,000,000 of 6.35% Senior Notes due 2003 and a concurrent offering of $150,000,000 of 6.5% Senior Notes due 2005. The Company intends to use the proceeds from the issuance of the Notes to repay outstanding commercial paper.

In July, the Company's corporate credit and senior unsecured debt ratings were reduced by Standard & Poor's from single `A' to single `A' minus, and by Moody's from A2 to Baa1. The Company's commercial paper rating was reduced by Standard & Poor's from `A-1' to `A-2', and by Moody's from Prime-1 to Prime-2. The reason for the ratings changes was an increase in debt expected to be required to fund the Triangle Pacific and DLW acquisitions described above. It is management's opinion that the Company has sufficient financial strength to warrant any required support from lending institutions and financial markets.

Asbestos-Related Litigation
---------------------------

The Company is involved in significant asbestos-related litigation which is described more fully under "Overview of Asbestos-Related Legal Proceedings" on pages 7-11 and which should be read in connection with this discussion and analysis.

The Company does not know how many claims will be filed against it in the future, nor the details thereof, nor of pending suits not fully reviewed, nor the defense and resolution costs that may ultimately result therefrom, nor whether an alternative to the Georgine settlement vehicle may emerge, nor the scope of its insurance coverage ultimately deemed available.

The Company has assessed the impact of the June 1997 Supreme Court ruling in the Georgine case on its projected asbestos resolution and defense costs. Subject to the uncertainties, limitations and other factors referred to above and based upon its experience, the Company has recorded on its balance sheet $210.2 million as a minimum estimated liability to defend and resolve probable and estimable asbestos-related personal injury claims currently pending and to be filed through 2003. This is management's best estimate of the minimum liability, although potential future costs for these claims could range up to an additional $387 million or an estimated maximum liability of approximately $597 million. Because of the uncertainties related to asbestos litigation, it is not possible to estimate the number or cost of personal injury claims that may be filed after 2003. Therefore, the Company's estimated liability does not include costs for personal injury claims that may be filed after 2003, although it is likely there will be such additional claims. Management believes that the potential additional costs for claims to be filed through 2003 and those filed thereafter, net of any potential insurance recoveries, will not have a material after-tax effect on the financial condition or liquidity of the Company, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in a future period.

An insurance asset in the amount of $281.6 million is recorded on the balance sheet and reflects the Company's belief in the availability of insurance in this amount based upon the Company's success in insurance recoveries, settlement agreements that provide such coverage, nonproducts recoveries by other companies, the opinion of outside counsel, and the recent agreement with two carriers in the ADR. Such insurance is probable of recovery through negotiation or litigation. A substantial portion of the insurance asset is in ADR, which the Company believes may be resolved in 1998 or later. As of June 30, 1998, a shortfall has developed of $71.4 million representing the difference between currently available insurance and amounts necessary for resolution and defense costs. The recovery of insurance assets to cover the shortfall will depend upon the resolution of the ADR and other disputes with insurance carriers. The Company does not believe that after-tax effect of the shortfall will be material either to the financial condition or liquidity of the Company.

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

Even though uncertainties remain as to the potential number of unasserted claims and the liability resulting therefrom, and after consideration of the factors involved, including the ultimate scope of its insurance coverage, the Wellington Agreement and other settlements with insurance carriers, the results of the California insurance coverage litigation, the establishment of the Center, the likelihood that an alternative to the Georgine settlement will eventually emerge, and its experience, the Company believes asbestos-related claims against the Company will not be material either to the financial condition or liquidity of the Company, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in such future period.

Tender Offer for Domco Inc.:
----------------------------

On June 16, 1997, the Company commenced an all cash offer to purchase all of the outstanding common shares and common share equivalents (including convertible debentures and warrants on an as-if converted basis) of Domco Inc. ("Domco"), a Canadian subsidiary of Sommer Allibert, S.A. ("Sommer"). The offer is conditional upon the valid tender of 51 percent of the outstanding common shares of Domco on a diluted basis. The offer has been extended and amended on a number of occasions since then, to increase the bid price per common share to CDN $26.50 (thereby increasing the aggregate proposed purchase price to CDN $560 million) and to extend the expiration date of the offer to September 15, 1998. The extension is intended to permit the Quebec Securities Commission to rule on the issues of whether the merger of Tarkett AG ("Tarkett") with Sommer constitutes an indirect takeover of Domco and, if so, at a purchase price in excess of 115 percent of Domco's per share price without having provided similar value to Domco's minority shareholders as required by the Quebec Securities Act. The Company has obtained requisite regulatory approvals from the United States Federal Trade Commission, the Canadian Minister of Industry and the Competition Bureau in Canada. Sommer has stated that it does not intend to sell its shares of Domco to the Company, and Domco's board of directors has rejected the Company's offer to subscribe for Domco common shares. The Company has recorded an asset of $11.1 million for costs associated with the Domco acquisition.

On June 9, 1997, the Company filed a complaint in the United States District Court for the Eastern District of Pennsylvania alleging that Sommer (subsequently amended to include Tarkett and Marc Assa, the President du Directoire of Sommer), had used confidential information provided by the Company during negotiations regarding the purchase of Sommer's worldwide flooring assets to structure a proposed transaction with Tarkett in violation of a confidentiality agreement and exclusivity understanding with the Company together with a duty to negotiate in good faith. The Company intends to pursue this litigation to recover damages in a jury trial originally scheduled to commence on September 15, 1998. However, that date has been continued. The ultimate magnitude of the Company's potential recovery is not known at this time. On April 8, 1998, Sommer filed a counterclaim against the Company and certain of its present and former officers. Sommer generally alleges that the Company obtained nonpublic information about Sommer. Sommer is seeking unspecified damages. The Company and the individual counterclaim defendants have filed a motion to dismiss the counterclaim. That motion is pending before the Court. The Company believes that the charges are baseless.

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

Consolidated Results
--------------------

Second-quarter net sales of $555.6 million were 3.8 percent lower compared to net sales of $577.4 million in the second quarter of 1997. Sales were lower by
3.8 percent in the Americas, notably in floor coverings. North American commercial ceiling sales were 5 percent higher while sales to the U.S. home center channel rose over 7 percent. European area sales declined about 2 percent, but were flat year over year excluding the effects of currency translation. A decline of almost 15 percent in the Pacific area reflected weak economic conditions in that region.

Second-quarter net earnings of $56.1 million decreased 4.9 percent from 1997's second-quarter net earnings of $58.9 million, which included an after-tax, one-time expense of $5.1 million ($0.13 per share) for uncollectible receivables and excess inventories at Dal-Tile International Inc. in which Armstrong had a
34.4 percent equity interest. The earnings decline year over year reflected the effect of economic conditions in emerging markets, competitive activity in North American flooring, and higher corporate expense. Net earnings per diluted share were $1.38 compared with $1.43 per diluted share for the second quarter of 1997 while net earnings per basic share were $1.41 compared with $1.45 per basic share for the second quarter of 1997.

The cost of goods sold in the second quarter was 65.1 percent of sales, slightly lower than the 65.5 percent in the second quarter of 1997. The primary favorable factor in the improvement was raw material costs, most notably in floor coverings. Second-quarter SG&A expenses were 19.0 percent of sales, slightly lower than the 19.2 percent recorded in the first quarter of 1998 but higher than last year's 17.4 percent in the second quarter primarily due to lower sales levels and higher advertising costs.

First-half 1998 sales were $1,098.7 million, slightly higher than last year's first-half sales of $1,095.7 million. Net earnings for the first six months of $102.6 million were 1.8 percent less than the $104.4 million reported in 1997 which included the previously mentioned Dal-Tile one-time charge of $5.1 million. Net earnings in the first half of 1998 were $2.53 per diluted share, equal to last year's reported $2.53, while net earnings per basic share in the first half of 1998 were $2.58 compared with $2.56 per basic share in the first half of 1997.

For the second-quarter 1998, the Company's effective tax rate was 34.6 percent compared with 34.3 percent in 1997, while for the quarter the ratios were 34.4 percent and 35.0 percent, respectively.

Industry Segment Results:
-------------------------

Floor coverings sales of $286.3 million in the second quarter decreased 5.6 percent from $303.1 million in the second quarter of 1997. A sales decline in U.S. residential sheet flooring and in Eastern Europe and Russia was somewhat offset by increased sales through the home center channel, including strong laminate sales. Second-quarter operating income of $48.3 million decreased almost 14 percent from last year's $56.1 million in the second quarter as lower sales levels were partially offset by lower raw material prices and other efficiencies.

Building products sales of $187.3 million decreased 1.4 percent from $190.0 million in the second quarter of 1997. Lower North American export sales to Asia as well as sales of retail products in the Americas were only partially offset by a 5 percent increase in commercial sales in the Americas. Second-quarter operating income of $30.3 million decreased 1.6 percent from last year's $30.8 million reflecting lower sales which were somewhat offset by continued cost cutting efforts and better performance in metal ceilings in Europe.

Industry products sales of $82.0 million in the second quarter decreased 2.7 percent when compared with 1997's second quarter. Insulation products sales were slightly higher excluding currency translation, but this increase was more than offset by lower North American gasket sales due to weaker automotive OEM purchases. Operating income of $14.1 million compared with last year's $14.0 million with continued cost improvements offsetting the sales volume decline.

Ceramic tile income of $1.4 million represented Armstrong's 34.4 percent share of income anticipated to be earned at Dal-Tile net of the amortization of Armstrong's initial investment in Dal-Tile in excess of the underlying equity in net assets of the business combination. These results compared with Armstrong's recognition of an operating loss of $4.2 million in 1997's second quarter which included $5.5 million for the Company's share of a one-time charge incurred by Dal-Tile for uncollectible receivables and overstocked inventories.

The year-to-year increase in unallocated corporate expense of $2.4 million included higher costs for computer systems, equipment, and facility rentals partially offset by a higher pension credit related to pension fund investment performance and lower consulting costs.

New Accounting Pronouncements:
------------------------------

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

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." This statement revises employers' disclosures about pensions and other postretirement benefit plans but does not change the measurement or recognition of those plans. It standardizes disclosure requirements, eliminates unnecessary disclosures and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. This statement supersedes the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company plans to adopt SFAS No. 131 and SFAS No. 132 beginning with 1998 annual reporting.

In March 1998, the American Institute of Certified Public Accountants (AICPA), issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, (SOP 98-1). This statement is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. The Company implemented SOP 98-1 in the second quarter of 1998. SOP 98-1 will not have a material impact on the Company's financial condition or results of operations.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement established accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this standard will not materially impact the Company's consolidated results, financial condition, or long-term liquidity.

This Quarterly Report on Form 10-Q contains certain "forward looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995). Such forward-looking statements include statements using the words "believe," "expect," and "estimate" and similar expressions. Among other things, they regard the Company's earnings, liquidity, financial condition, financial resources, and the ultimate outcome of the Company's asbestos-related litigation. Actual results may differ materially as a result of factors over which the Company may or may not have any control. Such factors include: (a) those factors identified in the Notes to the Consolidated Financial Statements in connection with the Company's asbestos-related litigation and the availability of insurance coverage therefor, and (b) the strength of domestic and foreign economies, continued sales growth, continued product development, competitive advantages, integration of new businesses, minimizing cost increases, changes from projected effective tax rates and continued strengthening of the financial markets. Certain other factors not specifically identified herein may also materially affect the Company's results. Actual results may differ materially as a result of the uncertainties identified or if the factors on which the Company's conclusions are based do not conform to the Company's expectations.

                       Independent Auditors' Review Report
                       -----------------------------------

The Board of Directors and Shareholders
Armstrong World Industries, Inc.:

We have reviewed the consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries as of June 30, 1998, and the related consolidated statements of earnings for the three and six month periods ended June 30, 1998 and 1997, and the consolidated statements of cash flows and shareholders' equity for the six-month periods ended June 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of earnings, cash flows and shareholders' equity for the year then ended (not presented herein); and in our report dated February 13, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG PEAT MARWICK LLP



Philadelphia, Pennsylvania
August 12, 1998

                          Part II - Other Information
                          ---------------------------

Item 1.  Legal Proceedings
------   -----------------

Information required by this item is presented in Note 2 of the notes to the Company's consolidated financial statements included in Part I, Item 1 hereof, and is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of the Security Holders
------   -------------------------------------------------------

The Company held its annual meeting of shareholders on April 27, 1998. The vote on each matter presented to the shareholders was as follows:

     1.  Election of Directors

                                                For                   Withheld
                                                ---                   --------

         John A. Krol                       35,033,982                 415,553
         David M. LeVan                     35,035,808                 415,553
         James E. Marley                    35,039,930                 415,553
         David W. Raisbeck                  35,034,265                 415,553
         Jerry L. Stead                     35,039,453                 415,553

In addition, each of the following directors continued in office after the meeting: H. Jesse Arnelle, Van C. Campbell, Donald C. Clark and George A. Lorch.

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

     (a) The following exhibits are filed as a part of the Quarterly Report on Form 10-Q:

     Exhibits
     --------

     No. 10(i)    Credit Agreement among the registrant, certain banks listed therein, and Morgan Guaranty Company of New York, as
                  Administrative Agent, dated as of July 17, 1998, providing for a $1,000,000,000 credit facility.

     No. 15       Letter re Unaudited Interim Financial Information

     No. 27       Financial Data Schedule

     (b) The following reports on Form 8-K were filed during the quarter for which this report is filed:

         (1) On June 10, 1998, the registrant filed a current report on Form 8-K announcing its intention to commence a tender offer for all the outstanding shares of DLW Aktiengesellschaft.

         (2) On June 15, 1998, the registrant filed a current report on Form 8-K setting forth the Agreement and Plan of Merger by and among Triangle Pacific Corp., Sapling Acquisition, Inc. and the Company.

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

                                   Armstrong World Industries, Inc.



                                   By:   /s/ D. K. Owen
                                      -------------------------------
                                      D. K. Owen, Senior Vice President,
                                      Secretary and General Counsel


                                   By:    /s/ E. R. Case
                                      -------------------------------
                                      E. R. Case, Vice President and
                                      Controller (Principal Accounting Officer)


Date:  August 12, 1998

                                  Exhibit Index
                                  -------------

Exhibit No.
-----------

No. 10(i)    Credit Agreement among the registrant, certain banks listed therein, and Morgan Guaranty Company of New York, as Administrative
             Agent, dated as of July 17, 1998, providing for a $1,000,000,000 credit facility.

No. 15       Letter re Unaudited Interim Financial Information

No. 27       Financial Data Schedule