Form 10-Q
period 1998-09-30
ARMSTRONG WORLD INDUSTRIES INC
filed 1998-11-16
CIK 7431

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1998
                               ------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------

Commission file number                     1-2116
                      ---------------------------------------------------
                        Armstrong World Industries, Inc.
-------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Pennsylvania                                    23-0366390
-------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


P. O. Box 3001, Lancaster, Pennsylvania                   17604
-------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code     (717) 397-0611
                                                   ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X       No
                                    -----       -----
Number of shares of registrant's common stock outstanding as of October 30, 1998 - 40,027,331

                        Part I - Financial Information
                        ------------------------------

Item 1.  Financial Statements
-------  --------------------


              Armstrong World Industries, Inc., and Subsidiaries
                      Consolidated Statements of Earnings
                      -----------------------------------
        (amounts in millions except for per-share data and percentages)
                                   Unaudited

                                                                   Three months(a)(b)                 Nine months(a)(b)
                                                                   ended September 30                 ended September 30
                                                                   ------------------                 ------------------
                                                                 1998             1997              1998             1997
                                                                 ----             ----              ----             ----
NET SALES                                                       $821.6           $575.6          $1,920.3           $1,671.3
Cost of goods sold                                               549.7            380.0           1,274.2            1,105.2
Selling, general and administrative expense                      148.7             91.1             357.3              291.4
Goodwill amortization                                              4.3              0.2               5.2                0.6
Equity (earnings) loss from affiliates (c)                        (5.0)            27.2             (10.3)              24.3
                                                                ------           ------          --------           --------
Operating income                                                 123.9             77.1             293.9              249.8

Interest expense                                                  22.7              7.4              36.3               21.1
Other expenses, net                                                5.1              0.6               4.7                0.7
                                                                ------           ------          --------           --------
Earnings before income taxes                                      96.1             69.1             252.9              228.0
Income taxes                                                      34.6             35.3              88.8               89.8
                                                                ------           ------          --------           --------

NET EARNINGS                                                    $ 61.5           $ 33.8          $  164.1           $  138.2
                                                                ======           ======          ========           ========

Net earnings per share of common stock: (d)
  Basic                                                         $ 1.55           $ 0.83          $   4.12           $   3.39
  Diluted                                                       $ 1.53           $ 0.82          $   4.06           $   3.35

Average number of common shares outstanding:
  Basic                                                           39.8             40.7              39.8               40.8
  Diluted                                                         40.2             41.1              40.4               41.2

Return on average common shareholders' equity                     26.7%            16.3%             24.4%              22.1%

       (a) Financial results include depreciation and amortization charges of $36.2 million and $100.4 million in the three months and nine months ended September 30, 1998, and $33.2 million and $98.2 million in the three months and nine months ended September 30, 1997.

       (b) Financial results for the three and nine months ended September 30, 1998, included $231.2 million in sales and $17.5 million in operating income from the Triangle Pacific Corporation and DLW AG acquisitions. See note 2 on page 9.

       (c) For the three months and nine months ended September 30, 1997, equity (earnings) loss from affiliates included a charge of $24.2 million, or $0.59 per share, reflecting the Company's proportion of restructuring charges of Dal-Tile. The nine months ended September 30, 1997, included in addition a charge of $5.5 million, or $0.13 per share, reflecting the Company's share of a one-time charge incurred by Dal-Tile for uncollectible receivables and overstocked inventories. On July 1, 1998, the Company settled its sale of 10.35 million shares of Dal-Tile International Inc. ("Dal-Tile") reducing the Company's ownership interest in Dal-Tile to 15.0 percent. In accordance with generally accepted accounting principles, this investment was accounted for on a cost basis from July 1, 1998.

       (d) The following tables provide a reconciliation of the numerator and denominator of the basic and diluted per share calculation for net earnings.

                                                Three months ended                      Three months ended
                                                September 30, 1998                      September 30, 1997
                                                ------------------                      ------------------
                                                                 Per-Share                                Per-Share
                                        Earnings     Shares       Amounts       Earnings      Shares       Amounts
                                        --------     ------       -------       --------      ------       -------
Basic Earnings per Share:
-------------------------
Net earnings                               $61.5       39.8         $1.55          $33.8        40.7         $0.83

Diluted Earnings per Share:
---------------------------
Dilutive options                                        0.4                                      0.4
                                                       ----                                     ----
Net earnings                               $61.5       40.2         $1.53          $33.8        41.1         $0.82
                                                       ====                                     ====



                                                Nine months ended                       Nine months ended
                                                September 30, 1998                      September 30, 1997
                                                ------------------                      ------------------
                                                                 Per-Share                                Per-Share
                                        Earnings       Shares     Amounts       Earnings      Shares       Amounts
                                        --------     --------     -------       --------      ------       -------
Basic Earnings per Share:
-------------------------
Net earnings                             $164.1          39.8       $4.12        $138.2         40.8         $3.39

Diluted Earnings per Share:
---------------------------
Dilutive options                                          0.6                                    0.4
                                                          ---                                    ---
Net earnings                             $164.1          40.4       $4.06        $138.2         41.2         $3.35
                                                         ====                                   ====

See accompanying footnotes to the consolidated financial statements beginning on page 9.

              Armstrong World Industries, Inc., and Subsidiaries
                          Consolidated Balance Sheets
                          ---------------------------
                             (amounts in millions)

                                                                     Unaudited (a)
       Assets                                                      September 30, 1998          December 31, 1997
       ------                                                      ------------------          -----------------
Current assets:
   Cash and cash equivalents                                            $   91.0                   $   57.9
   Accounts receivable less allowances                                     505.7                      252.6
   Inventories:
       Finished goods                                                      271.3                      149.4
       Work in process                                                      60.8                       19.9
       Raw materials and supplies                                          153.8                       50.8
                                                                        --------                   --------
         Total inventories                                                 485.9                      220.1
   Income tax benefits                                                      22.0                       25.9
   Net assets of business held for sale                                     59.7                         --
   Other current assets                                                     57.3                       43.5
                                                                        --------                   --------
         Total current assets                                            1,221.6                      600.0
Property, plant, and equipment                                           2,506.3                    1,976.5
   Less accumulated depreciation and amortization                        1,074.7                    1,004.3
                                                                        --------                   --------
         Net property, plant and equipment                               1,431.6                      972.2

Insurance for asbestos-related liabilities (b)                             275.0                      291.6
Investment in affiliates (c)                                               116.0                      174.9
Goodwill and other intangibles                                             993.0                       60.3
Other noncurrent assets                                                    338.0                      276.5
                                                                        --------                   --------
         Total assets                                                   $4,375.2                   $2,375.5
                                                                        ========                   ========
       Liabilities and Shareholders' Equity
       ------------------------------------
Current liabilities:
   Short-term debt                                                      $  986.0                   $   84.1
   Current installments of long-term debt                                   27.2                       14.5
   Accounts payable and accrued expenses (b)                               573.1                      339.9
   Income taxes                                                             68.7                       33.0
                                                                        --------                   --------
         Total current liabilities                                       1,655.0                      471.5

Long-term debt                                                             810.1                      223.1
ESOP loan guarantee                                                        190.5                      201.8
Postretirement and postemployment benefits                                 245.1                      248.0
Asbestos-related liabilities (b)                                            92.0                      179.7
Other long-term liabilities                                                319.4                      172.1
Deferred income taxes                                                      110.2                       53.7
Minority interest in subsidiaries                                           27.1                       15.0
                                                                        --------                   --------
         Total noncurrent liabilities                                    1,794.4                    1,093.4

Shareholders' equity:
   Common stock                                                             51.9                       51.9
   Capital in excess of par value                                          171.7                      169.5
   Reduction for ESOP loan guarantee                                      (201.0)                    (207.7)
   Retained earnings                                                     1,448.9                    1,339.6
   Other comprehensive income                                                2.0                      (16.2)
   Treasury stock                                                         (547.7)                    (526.5)
                                                                        --------                   --------
         Total shareholders' equity                                        925.8                      810.6

         Total liabilities and shareholders' equity                     $4,375.2                   $2,375.5
                                                                        ========                   ========

(a) The consolidated balance sheet as of September 30, 1998, included the consolidated balance sheets of Triangle Pacific and DLW as of that date. See note 2 on page 9.

(b) An asbestos-related liability in the amount of $172.0 million, composed of $92.0 million in long-term liabilities and $80.0 million in current accrued expenses, represents the minimum liability and defense cost to resolve personal injury claims currently pending and expected to be filed through 2003. An insurance asset in the amount of $275.0 million reflects the Company's belief in the availability of insurance in an amount covering both these liabilities, and $103.0 million for reimbursement of prior payments of asbestos-related claims.

(c) On July 1, 1998, the Company settled its sale of 10.35 million shares of Dal-Tile, reducing the Company's ownership interest in Dal-Tile to 15.0 percent. In accordance with generally accepted accounting principles, this investment was accounted for on a cost basis from July 1, 1998. Investment in affiliates was primarily composed of the 15.0 percent ownership of Dal-Tile as of September 30, 1998, and a 50.0 percent interest in WAVE, a joint venture with Worthington Industries.

 See accompanying footnotes to the consolidated financial statements beginning on page 9.

              Armstrong World Industries, Inc., and Subsidiaries
                Consolidated Statements of Shareholders' Equity
                -----------------------------------------------
                             (amounts in millions)
                                   Unaudited

                                                                                1998                      1997
                                                                         -------------------      --------------------
Common stock, $1 par value:
---------------------------
Balance at beginning of year & September 30                              $   51.9                 $   51.9
                                                                         --------                 --------

Capital in excess of par value:
-------------------------------
Balance at beginning of year                                             $  169.5                   $169.5
Stock issuances and other                                                     2.2                      0.8
                                                                         --------                 --------
Balance at September 30                                                  $  171.7                 $  170.3
                                                                         --------                 --------

Reduction for ESOP loan guarantee:
----------------------------------
Balance at beginning of year                                             $ (207.7)                $ (217.4)
Principal paid                                                               11.3                      9.3
Loans to ESOP                                                                (5.3)                    (2.2)
Accrued compensation                                                          0.7                      0.5
                                                                         --------                 --------
Balance at September 30                                                  $ (201.0)                $ (209.8)
                                                                         --------                 --------

Retained earnings:
------------------
Balance at beginning of year                                             $1,339.6                 $1,222.6
Net earnings                                                                164.1     $164.1         138.2     $138.2
Tax benefit on dividends paid on
  unallocated common shares                                                   1.3                      1.3
                                                                         --------                 --------
    Total                                                                $1,505.0                 $1,362.1
Less common stock dividends                                                  56.1                     52.2
                                                                         --------                 --------
Balance at September 30                                                  $1,448.9                 $1,309.9
                                                                         --------                 --------

Other comprehensive income (a):
-------------------------------
Balance at beginning of year                                             $  (16.2)                $    9.9
Foreign currency translation adjustments and
   hedging activities                                                         1.1                    (19.1)
Unrealized gain on available for sale
  securities (b)                                                             12.6                      0.0
Minimum pension liability adjustments                                         4.5                      0.0
                                                                         --------                 --------
Total other comprehensive income                                             18.2       18.2         (19.1)     (19.1)
                                                                         --------     ------      --------     ------
Balance at September 30                                                  $    2.0                 $   (9.2)
                                                                         --------                 --------

Comprehensive income (b)                                                              $182.3                   $119.1
--------------------                                                                  ======                   ======

Less treasury stock at cost:
----------------------------
Balance at beginning of year                                             $  526.5                 $  446.5
Stock purchases                                                              31.2                     54.4
Stock issuance activity, net                                                (10.0)                    (7.7)
                                                                         --------                 --------
Balance at September 30                                                     547.7                    493.2
                                                                         --------                 --------

Total shareholders' equity                                               $  925.8                 $  819.9
                                                                         ========                 ========

(a) Related tax effects allocated to each component of other comprehensive income as of September 30, 1998:

                                                                         Before-          Tax           After-Tax
                                                                           Tax         (Expense)
                                                                          Amount       or benefit         Amount
                                                                          ------       ----------         ------
Foreign currency translation adjustments and
  hedging activities                                                       $ 1.1         $0.0             $ 1.1
Unrealized gain on available for sale
  securities (c)                                                            13.5         (0.9)             12.6
Minimum pension liability adjustment                                        (3.4)         7.9               4.5
                                                                           -----         ----             -----
Other comprehensive income                                                 $11.2         $7.0             $18.2

(b) Comprehensive income for the three months ended September 1998 and 1997 was $79.9 million and $27.4 million, respectively.

(c) On July 1, 1998, the Company settled its sale of 10.35 million shares of Dal-Tile, reducing the Company's ownership interest in Dal-Tile to 15.0 percent. The investment in the remaining Dal-Tile shares is accounted for as "available for sale" securities and therefore will be adjusted to market value through comprehensive income.

 See accompanying footnotes to the consolidated financial statements beginning on page 9.

              Armstrong World Industries, Inc., and Subsidiaries
               Consolidated Statements of Cash Flows--Unaudited
               ------------------------------------------------
                             (amounts in millions)
                                   Unaudited

                                                                                                      Nine Months Ended
                                                                                                         September 30
                                                                                                      -----------------
                                                                                                       1998       1997
                                                                                                       ----       ----
Cash flows from operating activities:
   Net earnings                                                                                     $  164.1    $138.2
   Adjustments to reconcile net earnings to net cash
       (used for)/provided by operating activities:
     Depreciation and amortization                                                                     100.4      98.2
     Deferred income taxes                                                                              17.1      14.0
     Equity change in affiliates                                                                        (7.0)     31.5
     Gain on sale of investment in affiliates                                                           (6.5)     --
     Restructuring payments                                                                             (3.9)    (17.0)
     Payments for asbestos-related claims, net of recoveries                                           (63.3)    (21.8)
     Changes in operating assets and liabilities net of effect of restructuring and acquisitions:
         (Increase) in receivables                                                                     (89.4)    (81.6)
         Decrease (increase) in inventories                                                             32.1      (7.3)
         Decrease in other current assets                                                                9.9       8.9
         (Increase) in other noncurrent assets                                                         (64.2)    (48.3)
         Increase in accounts payable
           and accrued expenses                                                                         20.1      14.1
         Increase in income taxes payable                                                               34.8      27.7
         Increase in other long-term liabilities                                                        11.4      16.6
         Other, net                                                                                     (0.7)     (1.2)
                                                                                                    --------    ------
Net cash provided by operating activities                                                              154.9     172.0

Cash flows from investing activities:
   Purchases of property, plant and equipment                                                          (85.7)    (97.1)
   Investment in computer software                                                                     (16.7)    (10.3)
   Acquisitions, net of cash acquired                                                               (1,152.6)     (4.2)
   Sale/(purchase) of Dal-Tile shares, net                                                              83.5     (12.4)
   Proceeds from the sale of land and facilities
       and divestitures                                                                                  1.8      17.0
                                                                                                    --------    ------
Net cash (used for) investing activities                                                            (1,169.7)   (107.0)

Cash flows from financing activities:
   Increase in short-term debt                                                                         858.0      39.0
   Increase in long-term debt                                                                          543.9       7.2
   Reduction of long-term debt                                                                        (277.6)     --
   Cash dividends paid                                                                                 (56.1)    (52.2)
   Purchase of common stock for the treasury                                                           (31.2)    (53.4)
   Proceeds from exercised stock options                                                                 7.5       6.0
   Other, net                                                                                            0.6       0.2
                                                                                                    --------    ------

Net cash provided by (used for) financing activities                                                 1,045.1     (53.2)
Effect of exchange rate changes on cash and cash
   equivalents                                                                                           2.8      (6.9)
                                                                                                    --------     -----
Net increase (decrease) in cash and cash equivalents                                                $   33.1     $ 4.9
                                                                                                    ========     =====
Cash and cash equivalents at beginning of period                                                    $   57.9     $65.4
                                                                                                    ========     =====
Cash and cash equivalents at end of period                                                          $   91.0     $70.3
                                                                                                    ========     =====
----------------------------------------------------------------------------------------------------------------------
Supplemental cash flow information:
Interest paid                                                                                          $24.7     $12.6
Income taxes paid                                                                                      $28.9     $34.7
----------------------------------------------------------------------------------------------------------------------

Supplemental schedule of non-cash investing and financing activities:
During the third quarter 1998, the Company acquired Triangle Pacific and DLW (see Note 2 on acquisitions). In conjunction with the acquisitions, assets acquired and liabilities assumed were as follows (millions):
Triangle Pacific  Acquisition
-----------------------------

Estimated fair value of assets acquired                                                               $515.0
Goodwill                                                                                               797.4
Cash paid for stock plus transaction costs                                                            (907.5)
Debt assumed                                                                                          (273.1)
                                                                                                      ------
   Other liabilities assumed                                                                          $131.8
                                                                                                      ======
DLW Acquisition
---------------
Estimated fair value of assets acquired                                                               $569.5
Goodwill                                                                                                76.7
Cash paid for stock plus transaction costs                                                            (269.0)
Debt assumed                                                                                          (100.9)
                                                                                                      ------
   Other liabilities assumed                                                                          $276.3
                                                                                                      ======

The purchase price allocation for these acquisitions is preliminary and further refinements are likely to be made based on the completion of final valuation studies.

In 1997, the Company purchased 51 percent of Holmsund and 60 percent of the Parafon joint venture. In conjunction with the acquisitions, assets acquired and liabilities assumed were as follows (millions):

Fair value of assets acquired                                      $32.6
Cash paid for the capital stock                                     (4.2)
Minority interest                                                   (2.8)
Debt Assumed                                                       (17.6)
                                                                   -----
   Other long-term liabilities assumed                             $ 8.0

See accompanying notes to the consolidated financial statements beginning on page 9.

               Armstrong World Industries, Inc., and Subsidiaries
                         Industry Segment Financial Data
                         -------------------------------
                              (amounts in millions)

                                    Unaudited

                                                              Three Months                 Nine months
                                                           ended September 30           ended September 30
                                                          ---------------------        ---------------------
                                                             1998        1997             1998        1997
                                                             ----        ----             ----        ----
Net trade sales:
----------------
Floor coverings (a)                                      $   375.0     $  300.0        $  937.6     $  855.5
Building products                                            196.7        194.9           572.2        566.9
Industry products                                             82.6         80.7           243.2        248.9
Wood products (b)                                            167.3          0.0           167.3          0.0
                                                             -----          ---           -----          ---
   Total net sales                                       $   821.6     $  575.6        $1,920.3     $1,671.3
                                                         =========     ========        ========     ========

Operating income (loss):
------------------------
Floor coverings (a)                                      $    57.9     $   56.9        $  143.0     $  146.0
Building products                                             31.9         33.4            88.5         93.5
Industry products                                             15.6         16.4            42.7         41.6
Wood products (b)                                             17.3          0.0            17.3          0.0
Ceramic tile (c)                                               0.6        (30.5)           (0.2)       (34.0)
Unallocated corporate (expense)                                0.6          0.9             2.6          2.7
                                                               ---          ---             ---          ---
   Total operating income                                $   123.9     $   77.1        $  293.9     $  249.8
                                                         =========     ========        ========     ========


     (a) For the three months and nine months ended September 30, 1998, Floor coverings included $63.9 million in sales and $0.2 million in operating income from the DLW acquisition reflecting results from the effective date of the acquisition, August 31, 1998.

     (b) For the three months and nine months ended September 30, 1998, Wood products reflects $167.3 million in sales and $17.3 million in operating income from Triangle Pacific Corp.'s wood flooring and cabinets businesses from the date of acquisition on July 22, 1998.

     (c) For the three months and nine months ended September 30, 1997, the ceramic tile segment included the Company's share of a Dal-Tile restructuring charges of $24.2 million. The nine months ended September 30, 1997, also included the Company's share of a one-time charge incurred by Dal-Tile for uncollectible receivables and overstocked inventories of $5.5 million.

Note 1. Operating results for the third quarter and first nine months of 1998
-------
compared with the corresponding periods of 1997 included in this report are unaudited. However, these results have been reviewed by the Company's independent public accountants, KPMG Peat Marwick LLP, in accordance with established professional standards and procedures for a limited review.

The accounting policies used in preparing these statements are the same as those used in preparing the Company's consolidated financial statements for the year ended December 31, 1997. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report and Form 10-K for the fiscal year ended December 31, 1997. In addition, beginning with the first-quarter 1998, the Company has adopted Statement of Accounting Standards No. 130, "Reporting Comprehensive Income," which requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. In the opinion of management, all adjustments of a normal, recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Three and nine months' results are not necessarily indicative of annual earnings.

Note 2.
-------

Acquisitions:
-------------

On July 22, 1998, the Company completed its acquisition of all of the outstanding common stock of Triangle Pacific Corporation, referred to as "Triangle Pacific," a Delaware corporation. Triangle Pacific is a leading U.S. manufacturer of hardwood flooring and other flooring and related products and a substantial manufacturer of kitchen and bathroom cabinets. The acquisition, recorded under the purchase method of accounting, included the purchase of all of the outstanding shares of common stock of Triangle Pacific at $55.50 per share which, plus acquisition costs, resulted in a total purchase price of $907.5 million. The purchase price has been allocated to the assets acquired and the liabilities assumed based on estimated fair market value at the date of acquisition. The balance of the purchase price, $797.4 million, was recorded as goodwill and is being amortized over forty years on a straight-line basis. For the year ended January 2, 1998, Triangle Pacific had total sales of $652.9 million and net income of $31.8 million. At July 3, 1998, Triangle Pacific had total assets of $610.9 million.

Effective August 31, 1998, the Company acquired approximately 93% of the total share capital of DLW Aktiengesellschaft ("DLW"), a corporation organized under the laws of the Federal Republic of Germany. DLW is a leading flooring manufacturer in Germany. The acquisition, recorded under the purchase method of accounting, included the purchase of 93% of the total share capital of DLW which, plus acquisition costs, resulted in a total purchase price of $269.0 million. The purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair market value at the dates of acquisition. In the preliminary purchase price allocation, $59.7 million has been allocated to the estimable net realizable value of DLW's furniture business, which the Company has identified as a business held for sale. The disposal will occur in the first half of 1999. The results of operations from the furniture business are not material to the consolidated financial results of the Company. The balance of the purchase price, $76.7 million, was recorded as goodwill and is being amortized over forty years on a straight-line basis. For the year ended December 31, 1997, DLW reported total sales of DM 1,184 million (approximately $680 million) and net income of DM 13.6 million (approximately $7.6 million). At August 31, 1998, DLW reported total assets of DM778.1 million (approximately $440 million).

The operating results of these acquired businesses have been included in the Consolidated Statements of Earnings from the dates of acquisition. The purchase price allocation for these acquisitions is preliminary and further refinements are likely to be made based on the completion of final valuation studies.

The following table reflects unaudited pro forma combined results of the Company, Triangle Pacific and DLW as if the acquisitions had taken place at the beginning of fiscal 1997 and 1998:


               (in millions)                      Three months ended           Nine months ended
                                                     September 30                September 30
                                                     ------------                ------------
                                                  1997          1998          1997           1998
                                                  ----          ----          ----           ----
Net sales                                        $887.8        $921.7       $2,552.8       $2,658.8
Net earnings                                     $ 28.9        $ 56.5       $  111.0       $  133.9
Net earnings per diluted share                   $ 0.70        $ 1.41       $   2.69       $   3.31

In management's opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisitions had been effective at the beginning of fiscal 1997 and 1998.

Note 3.
-------

OVERVIEW OF ASBESTOS-RELATED LEGAL PROCEEDINGS

Personal Injury Litigation

The Company is one of many defendants in approximately 147,000 pending claims as of September 30, 1998, alleging personal injury from exposure to asbestos. The increase of approximately 64,000 claims during the first three quarters of 1998 is largely due to the inclusion of cases that had been subject to an injunction related to the Georgine Settlement Class Action ("Georgine") described below, and those that had been filed in the tort system against other defendants (and not against the Center for Claims Resolution ("Center") members) while Georgine was pending.

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

Asbestos-Related Liability

During the last half of 1997, the Company assessed the impact of the June 1997 Supreme Court ruling on its projected asbestos resolution and defense costs. In doing so, the Company reviewed, among other things, its historical settlement amounts, the incidence of past claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it, the Georgine projection and the Company's experience. Subject to the uncertainties, limitations and other factors referred to above and based upon its experience, the Company has recorded $172.0 million on the balance sheet as an estimated minimum liability to defend and resolve probable and estimable asbestos-related personal injury claims currently pending and reasonably expected to be filed through 2003. This is management's best estimate of the minimum liability, although potential future costs for claims could range up to an additional $387 million resulting in an estimated maximum liability of approximately $559 million. Because of the uncertainties related to asbestos litigation, it is not possible to estimate the number of personal injury claims that may be filed after 2003 or their defense and resolution costs. Therefore, the Company's estimated liability does not include costs for personal injury claims that may be filed after 2003, although it is likely there will be such additional claims. Management believes that potential additional costs for claims to be filed through 2003 and those filed thereafter, net of insurance recoveries, will not have a material after-tax effect on the financial condition or liquidity of the Company, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in a future period.

Property Damage Litigation

The Company is one of many defendants in eight pending claims as of September 30, 1998, brought by public and private building owners. These claims include allegations of damage to buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures for removal and replacement of such products. The claims appear to be aimed at friable (easily crumbled) asbestos-containing products, although allegations encompass all asbestos-containing products, including previously installed asbestos-containing resilient flooring. Among the lawsuits that have been resolved are four class actions which involve public and private schools, Michigan state public and private schools, colleges and universities, and private property owners who leased facilities to the federal government. The Company vigorously denies the validity of the allegations against it in these claims. These suits and claims are not handled by the Center. Insurance coverage has been resolved and is expected to cover almost all costs of these claims.

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

An insurance asset in the amount of $275.0 million is recorded on the balance sheet and reflects the Company's belief in the availability of insurance in this amount through negotiation or litigation based upon the Company's success in insurance recoveries, settlement agreements that provide such coverage, recoveries of nonproducts coverage by other companies, the opinion of outside counsel, and the recent agreement with two carriers in the ADR. A substantial portion of the insurance asset is involved in the aforementioned ADR, which the Company believes may be resolved in 1998 or later. A shortfall has developed between currently available insurance and amounts necessary for resolution and defense costs. This shortfall was $103.0 million as of September 30, 1998. The recovery of insurance assets to cover the shortfall will depend upon the resolution of the ADR and other disputes with the insurance carriers. The Company does not believe that any after-tax effect of the shortfall will be material either to the financial condition of the Company or to its liquidity.

Conclusions

The Company does not know how many claims will be filed against it in the future, nor the details thereof, nor of pending suits not fully reviewed, nor the defense and resolution costs that may ultimately result therefrom, nor whether an alternative to the Georgine settlement vehicle may emerge, nor the scope of its insurance coverage ultimately deemed available.

The Company continually evaluates the nature and amount of recent claim settlements and their impact on the Company's projected asbestos liability and defense costs. Subject to the uncertainties, limitations and other factors referred to above and based upon its experience, the Company has recorded on the balance sheet $172.0 million as a minimum estimated liability to defend and resolve probable and estimable asbestos-related personal injury claims currently pending and to be filed through 2003. This is management's best estimate of the minimum liability, although potential future costs for these claims could range up to an additional $387 million or an estimated maximum liability of approximately $559 million. Because of the uncertainties related to asbestos litigation, it is not possible to estimate the number or cost of personal injury claims that may be filed after 2003. Therefore, the Company's estimated liability does not include costs for personal injury claims that may be filed after 2003, although it is likely there will be such additional claims. Management believes that the potential additional costs for claims to be filed through 2003 and those filed thereafter, net of insurance recoveries, will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in a future period.

An insurance asset in the amount of $275.0 million is recorded on the balance sheet and reflects the Company's belief in the availability of insurance in this amount based upon the Company's success in insurance recoveries, settlement agreements that provide such coverage, nonproducts recoveries by other companies, the opinion of outside counsel, and the recent agreement with two carriers in the ADR. Such insurance is probable of recovery through negotiation or litigation. A substantial portion of the insurance asset is in ADR, which the Company believes may be resolved in 1998 or later. A shortfall has developed between currently available insurance and amounts necessary for resolution and defense costs. This shortfall was $103.0 million as of September 30, 1998. The recovery of insurance assets to cover the shortfall will depend upon the resolution of the ADR and other disputes with insurance carriers. The Company does not believe that after-tax effect of the shortfall will be material either to the financial condition or liquidity of the Company.

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

Note 4.
-------

FINANCING

On July 13, 1998, the Company entered into a new commercial paper program (the "CP Program") and subsequently issued approximately $1.0 billion of commercial paper. The commercial paper, secured by lines of credit under a new bank credit facility, has maturities of up to 364 days and bears interest at rates between approximately 5.5% and 6.0%. On August 11, 1998, the Company completed an offering of $200,000,000 of 6.35% Senior Notes due 2003 and a concurrent offering of $150,000,000 of 6.5% Senior Notes due 2005. The Company used the proceeds from the issuance of the Notes to repay outstanding commercial paper and for general corporate purposes.

Note 5.
-------

SUBSEQUENT EVENTS

Activities Related to Domco Inc.:
---------------------------------

On October 6, 1998, the Company declined to extend its offer to purchase all of the outstanding common shares and common share equivalents of Domco Inc. ("Domco"), a Canadian subsidiary of Sommer Allibert, S.A. ("Sommer"). The offer had been conditional upon the valid tender of 51 percent of the outstanding common shares of Domco on a diluted basis. While a number of Domco shares and warrants were tendered, the minimum condition of 51% was not satisfied. The Company's offer, which had been opposed by the board of Domco and its controlling shareholder, was originally made on June 16, 1997, and subsequently extended a number of times. In terminating its offer, Armstrong stated it remains interested in acquiring Domco and will reassess its position after the Quebec Securities Commission renders a decision. The Company has asked the Quebec Securities Commission to determine whether the May 1997 agreement to transfer the control block of Domco to Tarkett Sommer was effected at a premium to market inconsistent with regulations in Quebec applying to such transfers. The Company recognized expenses arising from activities involving Domco and Sommer totaling $12.3 million pretax, $8.0 million after-tax in the third quarter 1998.

Financing
---------

On October 28, 1998, the Company completed an offering of $180,000,000 of 7.45% Senior Quarterly Interest Bonds due 2038. The Company intends to use the proceeds from the issuance of the Bonds to repay outstanding commercial paper and for general corporate purposes. On October 29, 1998, the Company completed a new bank credit facility for $900 million with certain banks which is comprised of a $450 million line of credit for 364 days and a $450 million line of credit for five years. This facility replaces the $1.0 billion, 364 day bank credit facility entered into on July 17, 1998.

Dal-Tile
--------

Between October 1 and November 12, 1998, the Company sold 193,500 shares of Dal-Tile stock. On November 13 the Company entered into a transaction to sell the remainder of its holdings in Dal-Tile representing 7,822,322 shares. The average price per share for these transactions was $8.18 net of commissions and fees. The Company will recognize a gain from these transactions in the fourth quarter of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
------- -----------------------------------------------------------------------
of Operations
-------------

Acquisitions:
-------------

On July 22, 1998, Armstrong completed its acquisition of all of the outstanding common stock of Triangle Pacific. Triangle Pacific is a leading U.S. manufacturer of hardwood flooring and other flooring and related products and a substantial manufacturer of kitchen and bathroom cabinets. The acquisition, recorded under the purchase method of accounting, included the purchase of all of the outstanding shares of common stock of Triangle Pacific at $55.50 per share which, plus acquisition costs, resulted in a total purchase price of $907.5 million. The purchase price has been allocated to the assets acquired and the liabilities assumed based on fair market value at the date of acquisition. The balance of the purchase price, $797.4 million, was recorded as goodwill and is being amortized over forty years on a straight-line basis. For the year ended January 2, 1998, Triangle Pacific had total sales of $652.9 million and net income of $31.8 million. At July 3, 1998, Triangle Pacific had total assets of $610.9 million.

Effective August 31, 1998, Armstrong acquired approximately 93% of the total share capital of DLW. DLW is a leading flooring manufacturer in Germany. The acquisition, recorded under the purchase method of accounting, included the purchase of 93% of the total share capital of DLW which, plus acquisition costs, resulted in a total purchase price of $269.0 million. The purchase price has been allocated to the assets acquired and the liabilities assumed based on the fair market value at the dates of acquisition. In the preliminary purchase price allocation, $59.7 million has been allocated to the estimable net realizable value of DLW's furniture business, which the Company has identified as a business held for sale. The disposition will occur in the first half of 1999. The results of operations from the furniture business are not material to the consolidated financial results of the Company. The balance of the purchase price, $76.7 million, was recorded as goodwill and is being amortized over forty years on a straight-line basis. For the year ended December 31, 1997, DLW reported total sales of DM 1,184 million (approximately $680 million) and net income of DM 13.6 million (approximately $7.6 million). At August 31, 1998, DLW reported total assets of DM778.1 million (approximately $440 million).

The operating results of these acquired businesses have been included in the Consolidated Statements of Earnings from the dates of acquisition. The purchase price allocation for these acquisitions is preliminary and further refinements are likely to be made based on the completion of final valuation studies.

Financial Condition:
--------------------

On July 13, 1998, the Company entered into a new commercial paper program (the "CP Program") and subsequently issued approximately $1.0 billion of commercial paper. The commercial paper, secured by lines of credit under a new bank credit facility, has maturities of up to 364 days and bears interest at rates between approximately 5.5% and 6.0%. On August 11, 1998, the Company completed an offering of $200,000,000 of 6.35% Senior Notes due 2003 and a concurrent offering of $150,000,000 of 6.5% Senior Notes due 2005. The Company used the proceeds from the issuance of the Notes to repay outstanding commercial paper and for general corporate purposes.

On July 15, 1998, Standard & Poor's ("S&P") lowered the Company's corporate credit and senior unsecured debt ratings to single `A' minus from single `A' and lowered its commercial paper rating on the Company to `A-2' from `A-1'. At the same time S&P assigned its single `A' minus bank loan rating to the Company's new credit facility and existing multiyear $300 million senior unsecured revolving credit facility. On

July 16, 1998, Moody's Investors Service ("Moody's") the Company's corporate credit and senior unsecured debt ratings to Baa1 from A2, assigned a rating of Baa1 to the Company's new credit facility and existing multiyear facility and lowered its commercial paper rating on the Company to P-2 from P-1. Both Moody's and S&P cited factors relating to the acquisitions of Triangle Pacific and DLW as the major reasons for their downgrading. It is management's opinion that the Company has sufficient financial strength to warrant any required support from lending institutions and financial markets.

As shown on the Consolidated Balance Sheet (see page 4), the Company had cash and cash equivalents of $91.0 million at September 30, 1998. As a result of the increase in short-term debt from the commercial paper program, working capital at September 30, 1998, was $561.9 million lower than the $128.5 million recorded at the end of 1997. The ratio of current assets to current liabilities was 0.74 to 1 as of September 30, 1998, compared with 1.27 to 1 as of December 31, 1997. The decrease in this ratio from December 31, 1997, was primarily due to higher levels of short-term debt, including the commercial paper mentioned above issued in connection with the financing of the Triangle Pacific and DLW acquisitions and other current asset and liabilities changes from the acquisitions of Triangle Pacific and DLW.

Long-term debt, excluding the Company's guarantee of an ESOP loan, increased $587.0 million in the first nine months of 1998 due to the two public debt offerings mentioned above and $180.0 million of commercial paper classified as long-term debt. At September 30, 1998, long-term debt of $810.1 million, or 27.6 percent of total capital, compared with $223.1 million, or 16.7 percent of total capital, at the end of 1997. For the periods ended September 30, 1998, and December 31, 1997 ratios of total debt (including the Company's guarantee of the ESOP loan) as a percent of total capital were 68.5 percent and 39.2 percent, respectively.

As shown on the Consolidated Statements of Cash Flows (see page 6), net cash provided by operating activities for the nine months ended September 30, 1998, was $154.9 million compared with $172.0 million for the comparable period in 1997. The decrease was primarily due to increased payments for asbestos-related claims and increases in noncurrent assets.

Net cash used for investing activities was $1,169.7 million for the nine months ended September 30, 1998, compared with $107.0 million in 1997. The increase was primarily due to expenditures for acquisitions and partially offset by the reduction of the investment in Dal-Tile.

Net cash provided by financing activities was $1,045.1 million for the nine months ended September 30, 1998 primarily due to the commercial paper program and the two public debt offering mentioned above. Net cash used for financing activities, including a net reduction in debt and the repurchase of common shares, was $53.2 million for the nine months ended September 30, 1997.

In June the Company halted open market purchases of its common share repurchase program following the announcement of its intent to purchase Triangle Pacific and DLW.

The Company is constantly evaluating its various business units and may from time to time dispose or restructure those units. The Company previously announced its intention to dispose of its investment in Dal-Tile. On July 1, 1998, Armstrong settled its sale of 10.35 million shares of Dal-Tile at $8.50 per share before underwriting discounts, commissions and fees. Armstrong reported a gain on the sale of $6.5 million in the third quarter. The sale reduced Armstrong's ownership interest in Dal-Tile to 15.0 percent, and in accordance with generally accepted accounting principles, this remaining interest was accounted for on a cost basis from July 1, 1998.

Asbestos-Related Litigation:
----------------------------

The Company is involved in significant asbestos-related litigation which is described more fully under "Overview of Asbestos-Related Legal Proceedings" on pages 10-13 and which should be read in connection with this discussion and analysis.

The Company does not know how many claims will be filed against it in the future, nor the details thereof, nor of pending suits not fully reviewed, nor the defense and resolution costs that may ultimately result therefrom, nor whether an alternative to the Georgine settlement vehicle may emerge, nor the scope of its insurance coverage ultimately deemed available.

The Company continually evaluates the nature and amount of recent claim settlements and their impact on the Company's projected asbestos liability and defense costs. Subject to the uncertainties, limitations and other factors referred to above and based upon its experience, the Company has recorded on its balance sheet $172.0 million as a minimum estimated liability to defend and resolve probable and estimable asbestos-related personal injury claims currently pending and to be filed through 2003. This is management's best estimate of the minimum liability, although potential future costs for these claims could range up to an additional $387 million or an estimated maximum liability of approximately $559 million. Because of the uncertainties related to asbestos litigation, it is not possible to estimate the number or cost of personal injury claims that may be filed after 2003. Therefore, the Company's estimated liability does not include costs for personal injury claims that may be filed after 2003, although it is likely there will be such additional claims. Management believes that the potential additional costs for claims to be filed through 2003 and those filed thereafter, net of any potential insurance recoveries, will not have a material after-tax effect on the financial condition or liquidity of the Company, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in a future period.

An insurance asset in the amount of $275.0 million is recorded on the balance sheet and reflects the Company's belief in the availability of insurance in this amount based upon the Company's success in insurance recoveries, settlement agreements that provide such coverage, nonproducts recoveries by other companies, the opinion of outside counsel, and the recent agreement with two carriers in the ADR. Such insurance is probable of recovery through negotiation or litigation. A substantial portion of the insurance asset is in ADR, which the Company believes may be resolved in 1998 or later. As of September 30, 1998, a shortfall has developed of $103.0 million representing the difference between currently available insurance and amounts necessary for resolution and defense costs. The recovery of insurance assets to cover the shortfall will depend upon the resolution of the ADR and other disputes with insurance carriers. The Company does not believe that after-tax effect of the shortfall will be material either to the financial condition or liquidity of the Company.

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

Activities Related to Domco Inc.:
---------------------------------

On June 16, 1997, the Company commenced an all cash offer to purchase all of the outstanding common shares and common share equivalents (including convertible debentures and warrants on an as-if converted basis) of Domco Inc. ("Domco"), a Canadian subsidiary of Sommer Allibert, S.A. ("Sommer"). The offer was conditioned upon the valid tender of 51 percent of the outstanding common shares of Domco on a diluted basis. The offer was extended several times to increase the bid price per common share to CDN $26.50 (thereby increasing the aggregate proposed purchase price to CDN $560 million) and to extend the expiration date of the offer to October 6, 1998. The Company has declined to extent its offer as described in Note 5 on page 13. The Company has obtained requisite regulatory approvals from the United States Federal Trade Commission, the Canadian Minister of Industry and the Competition Bureau in Canada. Sommer stated that it did not intend to sell its shares of Domco to the Company, and Domco's board of directors has rejected the Company's offer to subscribe for Domco common shares. The Company recognized expenses arising from activities involving Domco and Sommer totaling $12.3 million pretax, $8.0 million after-tax in the third quarter 1998.

On June 9, 1997, the Company filed a complaint in the United States District Court for the Eastern District of Pennsylvania alleging that Sommer (subsequently amended to include Tarkett and Marc Assa, the President du Directoire of Sommer), had used confidential information provided by the Company during negotiations regarding the purchase of Sommer's worldwide flooring assets to structure a proposed transaction with Tarkett in violation of a confidentiality agreement and exclusivity understanding with the Company together with a duty to negotiate in good faith. The Company intends to pursue this litigation to recover damages in a jury trial originally scheduled to commence on September 15, 1998. However, the trial date has been continued. The ultimate magnitude of the Company's potential recovery is not known at this time. On April 8, 1998, Sommer filed a counterclaim against the Company and certain of its present and former officers. Sommer generally alleges that the Company obtained nonpublic information about Sommer. Sommer is seeking unspecified damages. The Company and the individual counterclaim defendants have filed a motion to dismiss the counterclaim. That motion is pending before the Court. The Company believes that Sommer's charges are baseless.

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

Consolidated Results:
---------------------

Third-quarter net sales of $821.6 million were 43% greater than in the third quarter of 1997. Triangle Pacific contributed $167.3 million of sales and DLW $63.9 million of sales to the Company's pre-acquisition business sales figure of $590.4 million. For the Company's pre-acquisition business, sales growth was 2.6% as floor coverings sales increased 4% and building products sales increased 1%. Home center sales were up nearly 15% over the sales of third quarter 1997. Pacific area sales were 13% below the third quarter of 1997, although insulation products increased both domestic sales and exports from its Panyu, China, plant. In Europe, despite a cessation of sales to Russia in August by all business units, floor coverings made up its Russian volume loss by sales to other customers including those in Eastern Europe, and insulation increased European sales by 5%. In total, emerging market turmoil reduced third quarter sales by an estimated $8.0 million versus the same period last year, with over three-quarters of this total from lost Russian sales.

Third-quarter net earnings of $61.5 million, or $1.53 per diluted share, included the results of Triangle Pacific and DLW as well as offsetting one-time items, including the gain on sale of Dal-Tile shares and the write-off of expenses related to activities involving Domco and Sommer. These results compare to reported earnings of $33.8 million, or $0.82 per diluted share, in the third quarter of 1997.

For the third quarter of 1998, cost of goods sold was 66.9% of sales compared to 66.0% for the same period in 1997. The slight deterioration reflects the impact of the Triangle Pacific and DLW acquisitions which have lower gross margins than the Company's pre-acquisition business. The Company's pre-acquisition business had a favorable cost of goods sold of 64.1% for the quarter due to manufacturing efficiencies and lower raw material costs excluding energy. Consolidated SG&A expenses were 18.1% of sales and were favorably affected by Triangle Pacific's lower SG&A.

The Company's effective tax rate of 36.0% in the third quarter of 1998 was impacted by the non-deductibility of goodwill in the Company's reported earnings, but still compared favorably with an effective rate of 51.1% in the same period in 1997. The unusually high effective rate in 1997 was influenced by equity losses from the Company's investment in Dal-Tile.

Sales for the first nine months of 1998 were $1,920.3 million and included $167.3 million in sales from Triangle Pacific and $63.9 million in sales from DLW. Compared to sales of $1,671.3 million in the comparable period in 1997, 1998's result was 15% greater. Excluding the effect of acquisitions sales were 1% higher.

Net earnings of $164.1 million for the first nine months of 1998, or $4.06 per diluted share, included the results of Triangle Pacific and DLW as well as the one-time items mentioned above in the third quarter of 1998. Excluding Triangle Pacific and DLW, net earnings were $166.7 million, or $4.13 per diluted share. These results compare to reported earnings of $138.2 million, or $3.35 per diluted share for the same period in 1997. On a reported earnings basis, 1998 net earnings for nine months were 19% above 1997's result.

Net earnings per basic share in the first nine months of 1998 were $4.12 compared with $3.39 per basic share in the first half of 1997.

Industry Segment Results:
-------------------------

Floor coverings sales in the third quarter of $375.0 million included sales of $63.9 million from DLW. Flooring sales grew 7% in the Americas due to significant promotions and display activity through traditional wholesalers. Sales of residential tile reached record highs and sales of residential sheet were well ahead of the trend for the year. The home center channel continues to capture significant volume with sales increases of 12.5% in the quarter. In Europe, sales were down only 3% notwithstanding a cessation of sales to Russia. Pacific area sales were down 21% due to the continued impact of economic and financial turmoil in that region but make up less than 3% of the segment. Operating income of $57.9 million in the third quarter or 15% of sales compared to $56.9 million or 19% of sales in the third quarter of 1997. Lower operating margins were due to pricing pressure in North America, an unfavorable product mix, and the impact of lower margins at DLW.

Building products sales of $196.7 million were 1% above last year's $194.9 million. The third quarter of 1997 was a record quarter due to solid Americas results and growth in Asia and Eastern Europe. Operating margins of 16% compared unfavorably with 17% in 1997 reflecting higher selling expense in Europe in 1998, lower emerging market sales and the unusually strong result in the prior period.

Sales of industry products, encompassing insulation, gaskets and textile product businesses, realized a 2% sales increase in the third quarter of 1998 versus 1997. Sales of $82.6 million included an 8% increase in insulation sales with growth in all geographic areas which more than offset sales decreases in gaskets and textiles. Gasket sales to automotive suppliers felt the impact of the General Motors strike earlier this quarter, while textile sales include significant exports to the Pacific area which are being negatively impacted by the ongoing economic and financial turmoil in that region. Despite improvements in profits and margins in insulation, the operating margin for the segment was 19% in the third quarter of 1998 versus 20% in 1997.

The Company's new wood products segment contributed $167.3 million to sales in the period from July 22, 1998, at which time Triangle Pacific's results were consolidated in Armstrong's financial statements. Sales were approximately 15% ahead of the comparable period in 1997. Operating margins of 10% were below historical levels of 11% due to the amortization of acquisition goodwill and nonrecurring purchase price accounting adjustments related to inventory.

Ceramic tile income of $0.6 million in the third quarter of 1998 represented an adjustment to estimated equity earnings in Dal-Tile from the second quarter of 1998. Following the disposition of a substantial portion of its equity interest in Dal-Tile and the reduction of ownership to 8.02 million shares, or approximately 15 percent of outstanding shares, the Company's investment in Dal-Tile will be accounted for on a cost basis and reporting of the ceramic tile business segment will cease.

Year 2000:
----------

The Company increased its investment in computer software in 1997 and 1998 with projects to develop and implement a new corporate logistics system and a new financial and human resource system. These new systems are year-2000 compliant. In addition, a Year 2000 project, expected to be completed in 1999, is converting the remainder of the Company's software and hardware information technology and non-information technology systems to minimize any exposure to year 2000 compliance failures. Parallel workstreams or "tracks" have been established by the Company to complete the work required to repair or replace non-compliant systems and monitor the degree of year 2000 compliance by Armstrong's business partners. The workstreams encompass (a) local projects to repair all internally developed and supported applications; (b) infrastructure projects to repair or replace all infrastructure components (e.g., mainframe and client server computer systems, networks, phone switches and personal computers); and (c) remote projects to repair or replace all remote systems: plant supported systems - applications, PLC's and other factory systems.

The Year 2000 project includes several phases: an inventory phase to identify all software and hardware components potentially affected; an assessment phase to determine if identified components are compliant; a planning phase to establish plans to bring components into compliance; an execution phase to carry out actions determined during the planning phase; a testing phase to verify compliance; and a completion phase to bring the revised component into production. For the local and infrastructure tracks the project is currently in the execution and testing phases. For the remote track, the project is at various phases depending upon the location. However, in the Textile Products business, the project is currently in the planning phase. If Textile Products is not year-2000 compliant by January 1, 2000, the effects will not be material to the overall financial condition of the company.

Total costs of the Year 2000 project worldwide are estimated to be $17 million through 1999. Actual costs through September 1998 were $7 million. Management believes internally generated funds and existing sources of liquidity are sufficient to meet expected funding requirements for this project.

The Company is in the process of assessing, through letters of inquiry, the Year 2000 compliance of customers and suppliers. Responses to these letters are being evaluated for compliance, the need for follow-up actions, or contingency plans. Until completion of this process, the Company cannot assess the potential impact, if any, that year 2000 noncompliance by customers and suppliers may have on the Company. Management currently believes the most reasonably-likely worst case scenario would be that a small number of vendors, who are not critical to the operation of the company's business, will be unable to supply materials for a short time after January 1, 2000. Moreover, management is considering contingency plans to prepare for any reasonably-likely worst case scenarios, including manual operations, selection of alternative suppliers, early purchase of inventory and additional software repair.

New Accounting Pronouncements:
------------------------------

In September 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

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

In March 1998, the American Institute of Certified Public Accountants (AICPA), issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, (SOP 98-1). This statement is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. The Company implemented SOP 98-1 in the second quarter of 1998. SOP 98-1 did not have a material impact on the Company's financial condition or results of operations.

In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement established accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after September 15, 1999. The adoption of this standard is not expected to materially impact the Company's consolidated results, financial condition, or long-term liquidity.

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

                       Independent Auditors' Review Report
                       -----------------------------------

The Board of Directors and Shareholders
Armstrong World Industries, Inc.:

We have reviewed the consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries as of September 30, 1998, and the related consolidated statements of earnings for the three and nine-month periods ended September 30, 1998 and 1997, and the consolidated statements of cash flows and shareholders' equity for the nine-month periods ended September 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management.

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

KPMG PEAT MARWICK LLP


Philadelphia, Pennsylvania
November 13, 1998

                           Part II - Other Information
                           ---------------------------

Item 1.  Legal Proceedings
-------  -----------------

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


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

     (a) The following exhibits are filed as a part of the Quarterly Report on Form 10-Q:

     Exhibits
     --------
     No. 15       Letter re Unaudited Interim Financial Information
     No. 27       Financial Data Schedule

     (b) The following reports on Form 8-K were filed during the quarter for which this report is filed:

          1. On July 13, 1998, the registrant filed a current report on Form 8-K announcing its intention to commence a tender offer for all the outstanding shares of Triangle Pacific Corporation.

          2. On July 28, 1998, the registrant filed a current report on Form 8-K announcing its second quarter 1998 results.

          3. On July 30, 1998, the registrant filed a current report on Form 8-K announcing its intention to sell its Senior Notes due 2003 to certain "qualified institutional buyers."

          4. On August 12, 1998, the registrant filed a current report on Form 8-K announcing the completion of an underwritten public offering of certain Senior Notes due 2003 and Notes due 2005.

          5. On September 8, 1998, the registrant filed a current report on Form 8-K announcing its acquisition through an indirect wholly owned subsidiary of approximately 64 percent of the outstanding shares of DLW Aktiengesellschaft.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Armstrong World Industries, Inc.


                                   By: /s/ D. K. Owen
                                      ------------------------------------------
                                       D. K. Owen, Senior Vice President,
                                       Secretary and General Counsel


                                   By: /s/ E. R. Case
                                      ------------------------------------------
                                       E. R. Case, Vice President and
                                       Controller (Principal Accounting Officer)


Date:  November 13, 1998

                                  Exhibit Index
                                  -------------

Exhibit No.
-----------

No. 15       Letter re Unaudited Interim Financial Information

No. 27       Financial Data Schedule

                                                                  Exhibit No. 15


Armstrong World Industries, Inc.
Lancaster, Pennsylvania

Ladies and Gentlemen:

     RE: Registration Statement Nos. 2-50942; 2-77936; 2-91890; 33-18996;
         33-18997; 33-18998; 33-29768; 33-38837; 33-60070; 333-6333; 333-65945

With respect to the subject Registration Statements, we acknowledge our awareness of the incorporation by reference therein of our report dated November 13, 1998, related to our review of interim financial information.

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.

KPMG PEAT MARWICK LLP


Philadelphia, Pennsylvania
November 13, 1998