Form 10-K
period 1998-12-31
ARMSTRONG WORLD INDUSTRIES INC
filed 1999-03-16
CIK 7431

                                 FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended               December 31, 1998
                          ---------------------------------------------------

                                   OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -----------------------

Commission file number                        1-2116
                      -------------------------------------------------------

                       Armstrong World Industries, Inc.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


        Pennsylvania                                    23-0366390
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


2500 Columbia Avenue, Lancaster, Pennsylvania                      17603
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code     (717)  397-0611
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

9-3/4% Debentures Due 2008             Philadelphia Stock Exchange, Inc. (a)
7.45% Senior Quarterly Interest Bonds
  Due 2038
                                       (a) Common Stock and Preferred
                                           Stock Purchase Rights only

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

[  ]

The aggregate market value of the Common Stock of registrant held by non-affiliates of the registrant based on the closing price ($50.625 per share) on the New York Stock Exchange on February 19, 1999, was approximately $1.7 billion. For purposes of determining this amount only, registrant has defined affiliates as including (a) the executive officers named in Item 10 of this 10-K Report, (b) all directors of registrant, and (c) each shareholder that has informed registrant by February 15, 1999, as having sole or shared voting power over 5% or more of the outstanding Common Stock of registrant as of December 31, 1998. As of February 19, 1999, the number of shares outstanding of registrant's Common Stock was 40,023,675. This amount includes the 2,898,100 shares of Common Stock as of December 31, 1998, held by Mellon Bank, N.A., as Trustee for the employee stock ownership accounts of the Company's Retirement Savings and Stock Ownership Plan.


                     Documents Incorporated by Reference

Portions of the Proxy Statement dated March 16, 1999, relative to the April 26, 1999, annual meeting of the shareholders of registrant (the "Company's 1999 Proxy Statement") have been incorporated by reference into Part III of this Form 10-K Report.

                                    PART I
                                    ------

Item 1.  Business
-----------------

Armstrong World Industries, Inc. is a Pennsylvania corporation incorporated in 1891. The Company designs, manufactures and sells interior furnishings, most notably floor coverings and ceiling systems. These products are sold primarily for use in the furnishing, refurbishing, repair, modernization and construction of residential, commercial and institutional buildings. The Company also manufactures various industrial and other products, including pipe insulation, gasket material and textile machine parts. On July 22, 1998, the Company acquired Triangle Pacific Corp. ("Triangle Pacific"). Triangle Pacific manufactures hardwood and other flooring and relevant products, as well as kitchen and bathroom cabinets. Effective August 31, 1998, the Company acquired 93 percent of DLW Aktiengesellschaft ("DLW"), a German company, which manufactures flooring and some office furniture in Europe. In 1998, the Company also sold its equity investment in Dal-Tile International Inc. ("Dal-Tile"), through which investment the Company participated in the ceramic tile market. Unless the context indicates otherwise, the term "Company" means Armstrong World Industries, Inc. and its consolidated subsidiaries.

Industry Segments

The Company's businesses include five reportable segments: floor coverings, building products, wood products, insulation products, and all other.


NATURE OF OPERATIONS

INDUSTRY SEGMENTS

----------------------------------------------------------------------------------------------------------------------------------
                                                               For year ended 1998
----------------------------------------------------------------------------------------------------------------------------------
                                             Floor           Building            Wood      Insulation        All
(millions)                                 coverings         products          products     products        other          Totals
----------------------------------------------------------------------------------------------------------------------------------
Net sales to external customers           $  1,317.6         $  756.8        $   346.0      $  230.0       $  95.8      $  2,746.2
Intersegment sales                                --               --               --            --          39.5            39.5
Equity (earnings) loss from affiliates           0.2            (14.2)              --            --           0.2           (13.8)
Segment operating income                       176.5            116.6             38.6          46.3           9.1           387.1
Reorganization charges                          53.5             10.1               --           0.2           1.9            65.7
Segment assets                               1,476.7            550.1          1,355.5         174.6          80.7         3,637.6
Depreciation and amortization                   63.6             39.2             15.3          12.1           7.2           137.4
Equity investment                                2.2             39.6               --            --            --            41.8
Capital additions                               93.6             42.5             12.4          11.3           5.9           165.7
----------------------------------------------------------------------------------------------------------------------------------
                                                               For year ended 1997
----------------------------------------------------------------------------------------------------------------------------------
                                             Floor           Building             Wood     Insulation        All
(millions)                                 coverings         products           products    products        other          Totals
----------------------------------------------------------------------------------------------------------------------------------
Net sales to external customers           $  1,116.0         $  754.5        $      --      $  228.4       $  99.8      $  2,198.7
Intersegment sales                                --               --               --            --          35.8            35.8
Equity (earnings) loss from affiliates           0.2            (12.9)              --            --          42.4            29.7
Segment operating income (loss)                186.5            122.3               --          45.4          (2.6)          351.6
Segment assets                                 713.8            554.9               --         165.1         219.2         1,653.0
Depreciation and amortization                   65.5             37.5               --          12.0           9.6           124.6
Equity investment                                2.5             36.7               --            --         135.7           174.9
Capital additions                               76.6             54.4               --          13.4           3.1           147.5
----------------------------------------------------------------------------------------------------------------------------------
                                                               For year ended 1996
----------------------------------------------------------------------------------------------------------------------------------
                                             Floor           Building               Wood    Insulation       All
(millions)                                 coverings         products            products   products       other           Totals
----------------------------------------------------------------------------------------------------------------------------------
Net sales to external customers           $  1,091.8         $  718.4        $      --      $  246.8       $  99.4       $ 2,156.4
Intersegment sales                                --               --               --            --          40.9            40.9
Equity (earnings) loss from affiliates            --             (9.1)              --            --         (10.0)          (19.1)
Segment operating income                       195.4            103.4               --          42.4          11.6           352.8
Reorganization and restructuring charges        14.5              8.3               --           2.8           1.2            26.8
Segment assets                                 687.9            541.1               --         184.0         257.5         1,670.5
Depreciation and amortization                   53.9             37.0               --          10.0          13.4           114.3
Equity investment                                 --             35.6               --            --         168.7           204.3
Capital additions                              117.7             67.7               --          20.4           2.1           207.9
----------------------------------------------------------------------------------------------------------------------------------

Segment information has been prepared in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." Segments were determined based on products and services provided by each segment. Accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance of the segments is evaluated on operating income before income taxes excluding reorganization and restructuring charges, unusual gains and losses, and interest expense. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties at current market prices.

     The table below provides a reconciliation of segment information to total consolidated information.

--------------------------------------------------------------------------------
(millions)                                 1998        1997          1996
--------------------------------------------------------------------------------
Net sales:
   Total segment sales                $  2,746.2   $  2,198.7    $  2,156.4
   Intersegment sales                       39.5         35.8          40.9
   Elimination of intersegment sales       (39.5)       (35.8)        (40.9)
--------------------------------------------------------------------------------
Total consolidated sales              $  2,746.2   $  2,198.7    $  2,156.4
--------------------------------------------------------------------------------
Operating income:
   Total segment operating income     $    387.1   $    351.6    $    352.8
   Segment reorganization and
      restructuring charges                (65.7)          --         (26.8)
   Corporate reorganization and
      restructuring charges                 (8.9)          --         (19.7)
   Flooring discoloration charge              --           --         (34.0)
   Dal-Tile charge                            --        (29.7)           --
   Asbestos liability charge              (274.2)          --            --
   Unallocated corporate (expense)
      income                                 1.6          0.1         (16.4)
--------------------------------------------------------------------------------
Total consolidated operating income   $     39.9   $    322.0    $    255.9
--------------------------------------------------------------------------------
Assets:
   Total assets for reportable
      segments                        $  3,637.6   $  1,653.0    $  1,670.5
   Assets not assigned to business
      segments                             635.6        722.5         465.1
--------------------------------------------------------------------------------
Total consolidated assets             $  4,273.2   $  2,375.5    $  2,135.6
--------------------------------------------------------------------------------
Other significant items:
   Depreciation and amortization
      expense:
      Segment totals                  $    137.4   $    124.6    $    114.3
      Unallocated corporate
         depreciation and
         amortization expense                5.3          8.1           9.4
--------------------------------------------------------------------------------
Total consolidated depreciation and
   amortization expense               $    142.7   $    132.7    $    123.7
--------------------------------------------------------------------------------
   Capital additions:
      Segment totals                  $    165.7   $    147.5    $    207.9
      Unallocated corporate
         capital additions                  18.6         13.0          20.1
--------------------------------------------------------------------------------
Total consolidated capital additions  $    184.3   $    160.5    $    228.0
--------------------------------------------------------------------------------

Narrative Description of Business

The Company designs, manufactures and sells interior furnishings, including floor coverings, building products (primarily ceiling systems), wood flooring products, and a variety of specialty products for the building, automotive, textile and other industries. The Company's activities extend worldwide.

Floor Coverings

The Company is a prominent worldwide manufacturer of floor coverings for the interiors of homes and commercial and institutional buildings, with a broad range of resilient flooring together with adhesives, installation and maintenance materials and accessories. Resilient flooring, in both sheet and tile form, together with laminate flooring, linoleum, carpet and sports flooring, is made in a wide variety of types, designs, and colors. Included are types of flooring that offer such features as ease of installation, reduced maintenance (no-wax), and cushioning for greater underfoot comfort. Floor covering products are sold to the commercial and residential market segments through wholesalers, retailers (including large home centers), and contractors, and to the hotel/motel and manufactured homes industries.

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

Wood Products

The Company, through Triangle Pacific, manufactures and sells hardwood flooring and other flooring and related products. The wood products segment also manufactures and distributes kitchen and bathroom cabinets. These products are used primarily in residential new construction and remodeling, with some commercial applications such as retail stores and restaurants. Flooring sales are generally made through independent wholesale flooring distributors and the cabinets are distributed through Company-operated distributors and directly to the end-user. The business of this segment is seasonal, with demand for its products generally the highest between the months of April and November.

Insulation Products

The Company manufactures insulation products for the technical insulation market. Insulation products are made in a wide variety of types and designs to satisfy various industrial and commercial applications with the majority of the products comprising closed cell flexible foams. A broad range of cladding and other related materials for the insulation contracting market are also produced. Insulation products are sold primarily throughout Europe and North America, with increasing markets in Asia and South America.

All Other

Other business units include the making of a variety of specialty products for the automotive, textile and other industries worldwide. Gasket materials are sold for new and replacement use in the automotive, farm equipment, appliance, small engine, compressor and other industries. Textile products include cots and aprons sold to equipment manufacturers and textile mills. Gasket and textile products are sold, depending on type and ultimate use, to original equipment manufacturers, contractors, wholesalers, fabricators and end users. Approximately one third of the total sales of this segment relate to three customers. Also, prior to the disposition of the Company's equity investment in Dal-Tile in 1998, ceramic tile for floors, walls and countertops, together with adhesives, installation and maintenance materials and accessories were sold through home centers, independent ceramic and floor covering wholesalers and sales service centers operated by Dal-Tile.

                       -----------------------------------

The principal raw materials used in the manufacture of the Company's products are synthetic resins, plasticizers, latex, linseed oil, limestone, cork, mineral fibers and fillers, clays, starches, perlite, rubber, films, pigments, inks, oak lumber and logs, veneer, acrylics, plywood, particleboard and fiberboard. In addition, the Company uses a wide variety of other raw materials. Most raw materials are purchased from sources outside of the Company. The Company also purchases significant amounts of packaging materials for the containment and shipment of its various products. During 1998, adequate supplies of raw materials were available to all of the Company's industry segments.

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

In addition, certain of the Company's trademarks, including Armstrong, Bruce, Hartco, Robbins, and DLW, are important to the Company's business because of their significant brand name recognition.

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

Research and development activities are important and necessary in assisting the Company to carry on and improve its businesses. Principal research and development functions include the development of new products and processes and the improvement of existing products and processes.

The Company spent $42.2 million in 1998, $47.8 million in 1997, and $55.2 million in 1996 on research and development activities worldwide for the continuing businesses.

GEOGRAPHIC AREAS

--------------------------------------------------------------------------------
Net trade sales at December 31 (millions)     1998        1997           1996
--------------------------------------------------------------------------------
Americas:
    United States                       $  1,803.2    $  1,412.2    $  1,385.2
    Canada                                    98.6          89.3          87.2
    Other Americas                            20.2          16.6          11.2
--------------------------------------------------------------------------------
  Total Americas                        $  1,922.0    $  1,518.1    $  1,483.6
--------------------------------------------------------------------------------
Europe:
    Germany                             $    182.5    $    110.2    $    142.4
    England                                  142.5         130.3         129.5
    France                                    65.9          53.1          63.2
    Netherlands                               57.0          33.1          37.2
    Other Europe                             183.4         161.7         123.0
--------------------------------------------------------------------------------
  Total Europe                          $    631.3    $    488.4    $    495.3
--------------------------------------------------------------------------------
Pacific area and other foreign          $    192.9    $    192.2    $    177.5
--------------------------------------------------------------------------------
Total net trade sales                   $  2,746.2    $  2,198.7    $  2,156.4
--------------------------------------------------------------------------------


Sales are attributed to countries based on location of customer.

--------------------------------------------------------------------------------
Long-lived assets at December 31 (millions)   1998          1997         1996
--------------------------------------------------------------------------------
Americas:
    United States                       $    991.9    $    746.3    $    728.9
    Canada                                    17.1          20.5          20.7
    Other Americas                             0.1           0.1           0.1
--------------------------------------------------------------------------------
  Total Americas                        $  1,009.1    $    766.9    $    749.7
--------------------------------------------------------------------------------
Europe:
    Germany                             $    270.3    $     47.7    $     58.0
    England                                   52.7          54.7          51.4
    Netherlands                               42.3          13.0          16.8
    Belgium                                   34.5            --            --
    France                                    15.9          15.1          17.6
    Other Europe                              36.0          32.6          25.5
--------------------------------------------------------------------------------
  Total Europe                          $    451.7    $    163.1    $    169.3
--------------------------------------------------------------------------------
Pacific area:
    China                               $     34.0    $     34.0    $     34.9
    Other Pacific area                         7.2           8.2          10.1
--------------------------------------------------------------------------------
  Total Pacific area                    $     41.2    $     42.2    $     45.0
--------------------------------------------------------------------------------
Total long-lived assets                 $  1,502.0    $    972.2    $    964.0
--------------------------------------------------------------------------------

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

ACQUISITIONS

On July 22, 1998, the Company completed its acquisition of Triangle Pacific Corp. ("Triangle Pacific"), a Delaware corporation. Triangle Pacific is a leading U.S. manufacturer of hardwood flooring and other flooring and related products and a substantial manufacturer of kitchen and bathroom cabinets. The acquisition, recorded under the purchase method of accounting, included the purchase of outstanding shares of common stock of Triangle Pacific at $55.50 per share which, plus acquisition costs, resulted in a total purchase price of $911.5 million. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition while the balance of $831.1 million was recorded as goodwill and is being amortized over forty years on a straight-line basis.

     Effective August 31, 1998, the Company acquired approximately 93% of the total share capital of DLW Aktiengesellschaft ("DLW"), a corporation organized under the laws of the Federal Republic of Germany. DLW is a leading flooring manufacturer in Germany. The acquisition, recorded under the purchase method of accounting, included the purchase of 93% of the total share capital of DLW which, plus acquisition costs resulted in a total purchase price of $289.9 million. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on fair market value at the date of acquisition while the balance of $117.2 million was recorded as goodwill and is being amortized over forty years on a straight-line basis. In this purchase price allocation, $49.6 million was allocated to the estimable net realizable value of DLW's furniture business and a carpet manufacturing business in the Netherlands, which the Company has identified as businesses held for sale.

     The allocation of the purchase price to the businesses held for sale was determined as follows:

--------------------------------------------------------------------------------
(millions)                                                             1998
--------------------------------------------------------------------------------
Estimated sales price                                                 $54.3
Less: Estimated cash outflows through disposal date                    (2.2)
      Allocated interest through disposal date                         (2.5)
--------------------------------------------------------------------------------
Total                                                                 $49.6
--------------------------------------------------------------------------------

     The final sales price and cash flows pertaining to these businesses may differ from these amounts. Disposals of these businesses should occur in the first half of 1999.

     The table below reflects the adjustment to the carrying value of the businesses held for sale relating to interest allocation, profits and cash flows in 1998.

--------------------------------------------------------------------------------
(millions)                                                             1998
--------------------------------------------------------------------------------
Carrying value at August 31, 1998                                     $49.6
   Interest allocated September 1 - December 31, 1998                   1.1
   Effect of exchange rate change                                       2.8
   Profits excluded from consolidated earnings                         (0.4)
   Cash flows funded by parent                                          2.8
--------------------------------------------------------------------------------
Carrying value at December 31, 1998                                   $55.9
--------------------------------------------------------------------------------

     The purchase price allocation for these acquisitions is preliminary and further refinements are likely to be made based on the completion of final valuation studies. The operating results of these acquired businesses have been included in the Consolidated Statements of Earnings from the dates of acquisition. Triangle Pacific's fiscal year ends on the Saturday closest to December 31, which was January 2, 1999. The difference in Triangle Pacific's fiscal year from that of the parent company was due to the difficulty in changing its financial reporting systems to accommodate a calendar year end. No events occurred between December 31 and January 2 at Triangle Pacific materially affecting the Company's financial position or results of operations.

     The table below reflects unaudited pro forma combined results of the Company, Triangle Pacific and DLW as if the acquisitions had taken place at the beginning of fiscal 1998 and 1997:

--------------------------------------------------------------------------------
(millions)                                             1998           1997
--------------------------------------------------------------------------------
Net sales                                          $3,479.8       $3,350.0
Net earnings                                          (14.2)         173.2
Net earnings per diluted share                        (0.36)          4.22
--------------------------------------------------------------------------------

     In management's opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisitions had been effective at the beginning of fiscal 1997 and 1998.

REORGANIZATION AND OTHER ACTIONS

In 1998 the Company recognized charges of $65.6 million, or $42.6 million after tax, related to severance and enhanced retirement benefits for more than 650 positions, approximately 75% of which were salaried positions. In addition, the Company recorded an estimated loss of $9.0 million, or $5.9 million after tax, related to redundant flooring products machinery and equipment held for disposal. Reorganization actions include corporate and business unit staff reductions reflecting reorganization of engineering, research and development and product styling and design; realignment of support activities in connection with implementation of a new corporate logistics and financial software system; changes to production processes in the Company's Lancaster flooring plant; and elimination of redundant positions in formation of a new combined business organization for Floor Products, Corporate Retail Accounts and Installation Products. Approximately $28.6 million is cash expenditures for severance which will occur over the next 12 months. The remainder is a noncash charge for enhanced retirement benefits.

     A second-quarter 1996 restructuring charge related primarily to the reorganization of corporate and business unit staff positions; realignment and consolidation of the Armstrong and W.W. Henry installation products businesses; restructuring of production processes in the Munster, Germany, ceilings facility; early retirement opportunities for employees in the Fulton, New York, gasket and specialty paper products facility; and write-downs of assets. These actions affected approximately 500 employees, about two-thirds of whom were in staff positions. The majority of the cash outflow occurred within the following 12 months. As of December 31, 1998, an immaterial amount remained in the 1996 reserve related to a non-cancelable operating lease.

     Severance payments of $10.4 million were made in 1998 for the elimination of 209 positions related to the 1996 and 1998 reorganization and restructuring actions.

EQUITY INVESTMENTS

Investments in affiliates were $41.8 million at December 31, 1998, a decrease of $133.1 million, reflecting the sale of the Company's ownership of Dal-Tile, somewhat offset by an increase in the Company's 50% interest in its WAVE joint venture with Worthington Industries.

     Equity earnings from affiliates for 1998 primarily comprised income from a 50% interest in the WAVE joint venture and the Company's share of a net loss at Dal-Tile and amortization of the excess of the Company's investment in Dal-Tile over the underlying equity in net assets. Equity losses from affiliates in 1997 included $8.4 million for the Company's share of operating losses incurred by Dal-Tile; a $29.7 million loss for the Company's share of a charge incurred by Dal-Tile, primarily for uncollectible receivables and overstocked inventories; and $4.3 million for the amortization of Armstrong's initial investment in Dal-Tile over the underlying equity in net assets. Equity earnings from affiliates for 1996 primarily comprised the Company's after-tax share of the net income of the Dal-Tile International Inc. business combination, amortization of the excess of the Company's investment in Dal-Tile over the underlying equity in net assets, and earnings from its 50% interest in the WAVE joint venture.

     In 1995 the Company entered into a business combination with Dal-Tile whereby the Company exchanged cash and the stock of its ceramic tile operations, consisting primarily of American Olean Tile company, a wholly-owned subsidiary, for ownership of 37% of the shares of Dal-Tile. In August 1996, Dal-Tile issued new shares in a public offering decreasing the Company's ownership share from 37% to 33%. During 1997, the Company purchased additional shares of Dal-Tile stock, increasing the Company's ownership to 34%.

     In 1996 Dal-Tile refinanced all of its existing debt and recorded an extraordinary loss. The Company's share of the extraordinary loss was $8.9 million after tax or $0.21 per diluted share.

     In 1998 the Company announced its intention to dispose of its investment in Dal-Tile. In July the Company sold 10.35 million shares of Dal-Tile at $8.50 per share before commission and fees. Since this sale reduced the Company's ownership of Dal-Tile below 20%, remaining shares were classified as available-for-sale under the terms of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." An unrealized holding gain arising from valuing the securities at market price was excluded from income and recognized as a separate component of shareholders' equity.

     In October and November, the Company sold its remaining 8.02 million shares of Dal-Tile at $8.50 per share before commission and fees. The Company recorded a total gain of $12.8 million after tax, classified as "Other income," in the last half of 1998 on these sales.

ENVIRONMENTAL MATTERS

The Company incurred capital expenditures of approximately $6.7 million in 1998, $1.2 million in 1997 and $3.0 million in 1996 for environmental compliance and control facilities and anticipates comparable annual expenditures for those purposes for the years 1999 and 2000. The Company does not anticipate that it will incur significant capital expenditures in order to meet the requirements of the Clean Air Act of 1990 ("CAA") and the final implementing regulations promulgated by various state agencies. Until all new CAA regulatory requirements are known, uncertainty will remain regarding future estimates of capital expenditures.

     As with many industrial companies, Armstrong is currently involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"), and similar state laws at approximately 22 sites. In most cases, Armstrong is one of many potentially responsible parties ("PRPs") who have voluntarily agreed to jointly fund the required investigation and remediation of each site. With regard to some sites, however, Armstrong disputes the liability, the proposed remedy or the proposed cost allocation among the PRPs. Armstrong may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies. The Company is also remediating environmental contamination resulting from past industrial activity at certain of its current and former plant sites.

     Estimates of future liability are based on an evaluation of currently available facts regarding each individual site and consider factors including existing technology, presently enacted laws and regulations and prior Company experience in remediation of contaminated sites. Although current law imposes joint and several liability on all parties at any Superfund site, Armstrong's contribution to the remediation of these sites is expected to be limited by the number of other companies also identified as potentially liable for site costs. As a result, the Company's estimated liability reflects only the Company's expected share. In determining the probability of contribution, the Company considers the solvency of the parties, whether responsibility is being disputed, the terms of any existing agreements and experience regarding similar matters. The estimated liabilities do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset.

     Reserves of $18.3 million at December 31, 1998, and $9.3 million at December 31, 1997, were for potential environmental liabilities that the Company considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the amount of the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As a result, the Company has accrued, before agreed-to insurance coverage, $18.3 million to reflect its estimated undiscounted liability for environmental remediation. As assessments and remediation activities progress at each individual site, these liabilities are reviewed to reflect additional information as it becomes available.

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

As of December 31, 1998, the Company had approximately 18,900 active employees, of whom approximately 6,800 are located outside the United States. About 50% of the Company's approximately 8,800 hourly or salaried production and maintenance employees in the United States are represented by labor unions. In February, 1999, the Company began to negotiate a new collective bargaining agreement with the United Steel Workers of America at its Lancaster, Pennsylvania, plant.

Item 2.  Properties
-------------------

The Company produces and markets its products and services throughout the world, owning and operating 69 manufacturing plants in 15 countries (including 5 plants acquired as part of the DLW acquisition which are currently held for sale). Forty of these facilities are located throughout the United States. The Company also has an interest through joint ventures in an additional 17 plants in 7 countries.

Floor covering products and adhesives are produced at 27 plants with principal manufacturing facilities located in Lancaster, Pennsylvania; Kankakee, Illinois; Stillwater, Oklahoma; and Bietigheim-Bissingen, and Delmenhorst, Germany. Building products are produced at 20 plants with principal facilities in Macon, Georgia; the Florida-Alabama Gulf Coast area; and Marietta, Pennsylvania. Wood products are produced at 17 plants, comprised of 13 wood flooring and 4 cabinet facilities. Principal wood products facilities include Beverly, West Virginia; Nashville and Oneida, Tennessee; and Thompsontown, Pennsylvania. Insulation products are produced at 13 plants with the principal facility located at Munster, Germany. Textile mill supplies, fiber gasket materials and specialty papers and other products for industry are manufactured at 8 plants with principal manufacturing facilities at Munster, Germany, and Fulton, New York.

Sales offices are leased worldwide, and leased facilities are utilized to supplement the Company's owned warehousing facilities.

Productive capacity and extent of utilization of the Company's facilities are difficult to quantify with certainty because in any one facility, maximum capacity and utilization vary periodically depending upon the product that is being manufactured, and individual facilities manufacture more than one type of product. Certain manufacturing locations also provide for the manufacture of products for more than one industry segment. In this context, the Company estimates that the production facilities in each of its industry segments were effectively utilized during 1998 at 80% to 90% of overall productive capacity in meeting market conditions. Remaining productive capacity is sufficient to meet expected customer demands.

The Company believes its various facilities are adequate and suitable. Additional incremental investments in plant facilities are being made as appropriate to balance capacity with anticipated demand, improve quality and service, and reduce costs.

Item 3.  Legal Proceedings
--------------------------

ASBESTOS-RELATED LITIGATION

PERSONAL INJURY LITIGATION

The Company is one of many defendants in approximately 154,000 pending claims as of December 31, 1998, alleging personal injury from exposure to asbestos.

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

Amchem Settlement Class Action

Georgine v. Amchem ("Amchem") was a settlement class action filed in the Eastern
------------------
District of Pennsylvania on January 15, 1993, that included essentially all future personal injury claims against members of the Center for Claims Resolution ("Center"), including the Company. It was designed to establish a nonlitigation system for the resolution of such claims, and offered a method for prompt compensation to claimants who were occupationally exposed to asbestos if they met certain exposure and medical criteria. Compensation amounts were derived from historical settlement data and no punitive damages were to be paid. The settlement was designed to, among other things, minimize transactional costs, including attorneys' fees, expedite compensation to claimants with qualifying claims, and relieve the courts of the burden of handling future claims.

     The District Court, after exhaustive discovery and testimony, approved the settlement class action and issued a preliminary injunction that barred class members from pursuing claims against Center members in the tort system. The U.S. Court of Appeals for the Third Circuit reversed that decision, and the reversal was sustained by the U.S. Supreme Court on June 25, 1997, holding that the settlement class did not meet the requirements for class certification under Federal Rule of Civil Procedure 23. The preliminary injunction was vacated on July 21, 1997, resulting in the immediate reinstatement of enjoined cases and a loss of the bar against the filing of claims in the tort system. The Company believes that an alternative claims resolution mechanism similar to Amchem is likely to emerge.

Recent Events

During 1998, pending claims increased by 71,000 claims. This increase was higher than previously anticipated. The Company and its outside counsel believe the increase in claims filed during 1998 was partially due to acceleration of pending claims as a result of the Supreme Court's decision on Amchem and additional claims that had been filed in the tort system against other defendants (and not against Center members) while Amchem was pending.


Asbestos-Related Liability

The Company continually evaluates the nature and amount of recent claim settlements and their impact on the Company's projected asbestos resolution and defense costs. In doing so, the Company reviews, among other things, its recent and historical settlement amounts, the incidence of past claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it, the previous estimates based on the Amchem projection and its recent experience. Subject to the uncertainties, limitations and other factors referred to above and based upon its experience, the Company has estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. The Company's estimation of such liability that is probable and estimable through 2004 ranges from $424.7 million to $813 million. The Company has concluded that no amount within that range is more likely than any other, and therefore has reflected $424.7 million as a liability in the accompanying consolidated financial statements. This estimate includes an assumption that the number of new claims filed annually will be less than the number filed in 1998 as discussed above under "Recent Events." Of this amount, management expects to incur approximately $80.0 million in 1999 and has reflected this amount as a current liability. The Company believes it can reasonably estimate the number and nature of future claims that may be filed during the next six years. However for claims that may be filed beyond that period, management believes that the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, or the cost to resolve them. Accordingly, it is reasonably possible that the total exposure to personal injury claims may be greater than the recorded liability. The increase in recorded liability of $274.2 million in 1998 is primarily reflective of the increases in claims filed in 1998, recent settlement experience and current expectations about future claims.

     Because of the uncertainties related to the number of claims, the ultimate settlement amounts, and similar matters, it is extremely difficult to obtain reasonable estimates of the amount of the ultimate liability. The Company's evaluation of the range of probable liability is primarily based on known pending claims and an estimate of potential claims that are likely to occur and can be reasonably estimated. The estimate of likely claims to be filed in the future is subject to a greater degree of uncertainty each year into the future. As additional experience is gained regarding claims and settlements or other new information becomes available regarding the potential liability, the Company will reassess its potential liability and revise the estimates as appropriate.

     Because, among other things, payment of the liability will extend over many years, management believes that the potential additional costs for claims net of any potential insurance recoveries, will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in a future period.

CODEFENDANT BANKRUPTCIES

Certain codefendant companies have filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. As a consequence, litigation against them (with some exceptions) has been stayed or restricted. Due to the uncertainties involved, the long-term effect of these proceedings on the litigation cannot be predicted.

PROPERTY DAMAGE LITIGATION

The Company is also one of many defendants in eight pending claims as of December 31, 1998, brought by public and private building owners. These claims include allegations of damage to buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures, for removal and replacement of such products. Among the lawsuits that have been resolved are four class actions, which involve public and private schools, Michigan state public and private schools, colleges and universities, and private property owners who leased facilities to the federal government. The Company vigorously denies the validity of the allegations against it in these claims. These suits and claims are not handled by the Center. Insurance coverage has been resolved and is expected to cover almost all costs of these claims.

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

     The insurance carriers that provide personal injury products hazard, nonproducts or property damage coverages include the following: Reliance Insurance Company; Aetna (now Travelers) Casualty and Surety Company; Liberty Mutual Insurance Company; Travelers Insurance Company; Fireman's Fund Insurance Company; Insurance Company of North America; Lloyds of London; various London market companies; Fidelity and Casualty Insurance Company; First State Insurance Company; U.S. Fire Insurance Company; Home Insurance Company; Great American Insurance Company; American Home Assurance Company and National Union Fire Insurance Company (now part of AIG); Central National Insurance Company; Interstate Insurance Company; Puritan Insurance Company; and Commercial Union Insurance Company. Midland Insurance Company, an excess carrier that provided $25 million of personal injury coverage, certain London companies, and certain excess carriers providing only property damage coverage are insolvent. The Company is pursuing claims against insolvents in a number of forums.

Wellington Agreement

In 1985, the Company and 52 other companies (asbestos defendants and insurers) signed the Wellington Agreement. This Agreement settled nearly all disputes concerning personal injury insurance coverage with most of the Company's carriers, provided broad coverage for both defense and indemnity and addressed both products hazard and nonproducts (general liability) coverages.

California Insurance Coverage Lawsuit

Trial court decisions in the insurance lawsuit filed by the Company in California held that the trigger of coverage for personal injury claims was continuous from exposure through death or filing of a claim, that a triggered insurance policy should respond with full indemnification up to policy limits, and that any defense obligation ceases upon exhaustion of policy limits. Although not as comprehensive, another decision established favorable defense and indemnity coverage for property damage claims, providing coverage during the period of installation and any subsequent period in which a release of fibers occurred. The California appellate courts substantially upheld the trial court, and that insurance coverage litigation is now concluded. The Company has resolved most personal injury products hazard coverage matters with its solvent carriers through the Wellington Agreement, referred to above, or other settlements. In 1989, a settlement with a carrier having both primary and excess coverages provided for certain minimum and maximum percentages of costs for personal injury claims to be allocated to nonproducts (general liability) coverage, the percentage to be determined by negotiation or in alternative dispute resolution ("ADR").

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

Insurance Recovery Proceedings

A substantial portion of the Company's primary and excess insurance asset is nonproducts (general liability) insurance for personal injury claims, including among others, those that involve exposure during installation of asbestos materials. The Wellington Agreement and the 1989 settlement agreement referred to above have provisions for such coverage. An ADR process under the Wellington Agreement is underway against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and, for some policies, includes defense costs in addition to limits. The carriers have raised various defenses, including waiver, laches, statutes of limitations and contractual defenses. One primary carrier alleges that it is no longer bound by the Wellington Agreement, and another alleges that the Company agreed to limit its claims for nonproducts coverage against that carrier when the Wellington Agreement was signed. The ADR process is in the trial phase of binding arbitration. The Company has entered into a settlement with a number of the carriers resolving its access to coverage.

     Other proceedings against non-Wellington carriers may become necessary.

     An insurance asset in the amount of $264.8 million is recorded on the Consolidated Balance Sheet. Of this amount, approximately $26 million represents partial settlement for previous claims which will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.35%. The total amount recorded reflects the Company's belief in the availability of insurance in this amount, based upon the Company's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process which is in the trial phase of binding arbitration. Of the $264.8 million asset, $16.0 million has been recorded as a current asset reflecting management's estimate of the minimum insurance payments to be received in 1999.

CONCLUSIONS

The Company does not know how many claims will be filed against it in the future, or the details thereof or of pending suits not fully reviewed, or the defense and resolution costs that may ultimately result therefrom, or whether an alternative to the Amchem settlement vehicle may emerge, or the scope of its insurance coverage ultimately deemed available.

     The Company continually evaluates the nature and amount of recent claim settlements and their impact on the Company's projected asbestos resolution and defense costs. In doing so, the Company reviews, among other things, its recent and historical settlement amounts, the incidence of past claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it, the previous estimates based on the Amchem projection and its recent experience. Subject to the uncertainties, limitations and other factors referred to above and based upon its experience, the Company has estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. The Company's estimation of such liability that is probable and estimable through 2004 ranges from $424.7 million to $813 million. The Company has concluded that no amount within that range is more likely than any other, and therefore has reflected $424.7 million as a liability in the accompanying consolidated financial statements. Of this amount, management expects to incur approximately $80.0 million in 1999 and has reflected this amount as a current liability. The Company believes it can reasonably estimate the number and nature of future claims that may be filed during the next six years. However for claims that may be filed beyond that period, management believes that the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, or the cost to resolve them. Accordingly, it is reasonably possible that the total exposure to personal injury claims may be greater than the recorded liability. The increase in recorded liability of $274.2 million in 1998 is primarily reflective of the increases in claims filed in 1998, recent settlement experience and current expectations about future claims.

     Because of the uncertainties related to asbestos litigation, it is not possible to precisely estimate the number of personal injury claims that may ultimately be filed or their cost. It is reasonably possible there will be additional claims beyond management's estimates. Management believes that the potential additional costs for such additional claims, net of any potential insurance recoveries, will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in a future period.

     An insurance asset in the amount of $264.8 million is recorded on the Consolidated Balance Sheet and reflects the Company's belief in the availability of insurance in this amount, based upon the Company's success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies, and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through the ADR process, negotiation or litigation.

     The Company believes that a claims resolution mechanism alternative to the Amchem settlement will eventually emerge, but the liability is likely to be higher than the projection in Amchem.

     Subject to the uncertainties, limitations and other factors referred to elsewhere in this note and based upon its experience, the Company believes it is probable that substantially all of the defense and resolution costs of property damage claims will be covered by insurance.

     Even though uncertainties remain as to the potential number of unasserted claims and the liability resulting therefrom, and after consideration of the factors involved, including the ultimate scope of its insurance coverage, the Wellington Agreement and other settlements with insurance carriers, the results of the California insurance coverage litigation, the establishment of the Center, the likelihood that an alternative to the Amchem settlement will eventually emerge, and its experience, the Company believes the asbestos-related claims against the Company would not be material either to the financial condition of the Company or to its liquidity, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in such future period.

Recent Developments
-------------------

On February 26, 1999, the Company received a preliminary decision in the initial phase of the trial proceeding of the ADR which was favorable to the Company on a number of issues related to insurance coverage. The decision, while favorable, relates to the initial phase of the ADR proceeding. The Company has not yet determined the financial implications of the decision.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

Not applicable.

Executive Officers of the Registrant
------------------------------------

The information appearing in Item 10 hereof under the caption "Executive Officers of the Registrant" is incorporated by reference herein.

                                   PART II
                                   -------

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         -----------------------------------------------------------------
         Matters
         -------

The Company's Common Stock is traded on the New York Stock Exchange, Inc., the Philadelphia Stock Exchange, Inc., and the Pacific Stock Exchange, Inc. As of March 1, 1999, there were approximately 6,829 holders of record of the Company's Common Stock.

During 1998, the Company issued a total of 2,400 shares of restricted Common Stock to nonemployee directors of the Company pursuant to the Company's Restricted Stock Plan for Nonemployee Directors. Given the small number of persons to whom these shares were issued, applicable restrictions on transfer and the information regarding the Company possessed by the directors, these shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Quarterly Financial Information

(millions except for per-share data)                   First         Second          Third         Fourth      Total year
-----------------------------------------------------------------------------------------------------------------------------
1998    Dividends per share of common stock             0.44           0.48           0.48           0.48            1.88
        Price range of common stock --high            87 7/8             90         68 3/8         70 1/4              90
        Price range of common stock -- low            69 7/8         67 3/8       46 15/16         50 1/2        46 15/16
-----------------------------------------------------------------------------------------------------------------------------
1997    Dividends per share of common stock             0.40           0.44           0.44           0.44            1.72
        Price range of common stock --high            72 1/4         75 1/4        74 9/16         75 3/8          75 3/8
        Price range of common stock -- low            64 3/4         61 1/2         64 3/8         64 1/8          61 1/2
-----------------------------------------------------------------------------------------------------------------------------

Item 6.  Selected Financial Data


ELEVEN-YEAR SUMMARY


(Dollars in millions except for
per-share data) For year                      1998           1997         1996           1995
------------------------------------------------------------------------------------------------
Net sales                                    2,746.2       2,198.7       2,156.4       2,325.0
Cost of goods sold                           1,838.6       1,461.7       1,459.9       1,581.1
Total selling, general and
  administrative expenses and
  goodwill amortization                        532.7         385.3         413.2         457.0
Equity (earnings) loss from
  affiliates                                   (13.8)         29.7         (19.1)         (6.2)
Reorganization and restructuring
  charges                                       74.6          --            46.5          71.8
Charge for asbestos liability                  274.2          --            --            --
Loss from ceramic tile business
  formation/(gain) from sales
  of woodlands                                  --            --            --           177.2
Operating income (loss)                         39.9         322.0         255.9          44.1
Interest expense                                62.2          28.0          22.6          34.0
Other expense (income), net                     (1.7)         (2.2)         (6.9)          1.9
Earnings (loss) from continuing
  businesses before income taxes               (20.6)        296.2         240.2           8.2
Income taxes                                   (11.3)        111.2          75.4          (5.4)
Earnings (loss) from continuing
  businesses                                    (9.3)        185.0         164.8          13.6
  As a percentage of sales                      -0.3%          8.4%          7.6%          0.6%
  As a percentage of average
    monthly assets (a)                          -0.3%          9.0%          8.5%          0.7%
Earnings (loss) from continuing
  businesses applicable to
  common stock (b)                              (9.3)        185.0         158.0          (0.7)
  Per common share-- basic (c)                  (0.23)         4.55          4.04         (0.02)
  Per common share-- diluted (c)                (0.23)         4.50          3.82         (0.02)
Net earnings (loss)                             (9.3)        185.0         155.9         123.3
  As a percentage of sales                      -0.3%          8.4%          7.2%          5.3%
Net earnings (loss) applicable
  to common stock (b)                           (9.3)        185.0         149.1         109.0
  As a percentage of average
  shareholders' equity                          -1.2%         22.3%         19.6%         15.0%
  Per common share-- basic (c)                  (0.23)         4.55          3.81          2.94
  Per common share-- diluted (c)                (0.23)         4.50          3.61          2.68
Dividends declared per share of
  common stock                                   1.88          1.72          1.56          1.40
Capital expenditures                           184.3         160.5         228.0         182.7
Aggregate cost of acquisitions               1,175.7           4.2          --            20.7
Total depreciation and amortization            142.7         132.7         123.7         123.1
Average number of employees--
  continuing businesses                     13,881        10,643        10,572        13,433
Average number of common shares
  outstanding (millions)                        39.8          40.6          39.1          37.1
------------------------------------------------------------------------------------------------
Year-end position
Working capital--continuing businesses         367.8         128.5         243.5         346.8
Net property, plant and equipment--
  continuing businesses                      1,502.0         972.2         964.0         878.2
Total assets                                 4,273.2       2,375.5       2,135.6       2,149.8
Net long-term debt                           1,562.8         223.1         219.4         188.3
Total debt as a percentage of
  total capital (d)                             73.1%         39.2%         37.2%         38.5%
Shareholders' equity                           709.7         810.6         790.0         775.0
Book value per share of common stock            17.57         20.20         19.19         20.10
Number of shareholders (e)                   6,868         7,137         7,424         7,084
Common shares outstanding (millions)            39.8          40.1          41.2          36.9
Market value per common share                60 5/16        74 3/4        69 1/2          62
------------------------------------------------------------------------------------------------

Notes:

(a)  Assets exclude insurance recoveries for asbestos-related liabilities
(b) After deducting preferred dividend requirements and adding the tax benefits for unallocated preferred shares.
(c)  See definition of basic and diluted earnings per share on page 31.
(d) Total debt includes short-term debt, current installments of long-term debt, long-term debt and ESOP loan guarantee. Total capital includes total debt and total shareholders' equity.
(e) Includes one trustee who is the shareholder of record on behalf of approximately 6,000 to 6,500 employees for years 1988 through 1996.

From 1996 to July 1998, ceramic tile results were reported under the equity method, whereas prior to 1996, ceramic tile operations were reported on a consolidated or line item basis.

From July 1998 to November 1998, ceramic tile operations were reported under the cost method.

Beginning in 1998, consolidated results include the Company's acquisitions of Triangle Pacific and DLW.


(Dollars in millions except for
per-share data) For year                    1994        1993         1992         1991          1990           1989            1988
------------------------------------------------------------------------------------------------------------------------------------

Net sales                               2,226.0     2,075.7      2,111.4       2,021.4       2,082.4        2,050.4        1,843.4
Cost of goods sold                      1,483.9     1,453.7      1,536.1       1,473.7       1,469.8        1,423.2        1,287.6
Total selling, general and
  administrative expenses and
  goodwill amortization                   449.2       435.6        446.6         415.1         404.0          380.7          331.3
Equity (earnings) loss from
  affiliates                               (1.7)       (1.4)        (0.2)         --            --             --             --
Reorganization and restructuring
  charges                                  --          89.3        160.8          12.5           6.8            5.9           --
Charge for asbestos liability              --          --           --            --            --             --             --
Loss from ceramic tile business
  formation/(gain) from sales
  of woodlands                             --          --           --            --           (60.4)          (9.5)          (1.9)
Operating income (loss)                   294.6        98.5        (31.9)        120.1         262.2          250.1          226.4
Interest expense                           28.3        38.0         41.6          45.8          37.5           40.5           25.8
Other expense (income), net                 0.5        (6.1)        (7.2)         (8.5)         19.7           (5.7)         (13.1)
Earnings (loss) from continuing
  businesses before income taxes          265.8        66.6        (66.3)         82.8         205.0          215.3          213.7
Income taxes                               78.6        17.6         (2.9)         32.7          69.5           74.6           79.4
Earnings (loss) from continuing
  businesses                              187.2        49.0        (63.4)         50.1         135.5          140.7          134.3
  As a percentage of sales                  8.4%        2.4%        -3.0%          2.5%          6.5%           6.9%           7.3%
  As a percentage of average
    monthly assets (a)                     10.7%        2.8%        -3.3%          2.7%          7.5%           8.6%          10.4%
Earnings (loss) from continuing
  businesses applicable to
  common stock (b)                        173.1        35.1        (77.2)         30.7         116.0          131.0          133.9
  Per common share-- basic (c)              4.62        0.95        (2.08)         0.83          2.98           2.88           2.90
  Per common share-- diluted (c)            4.09        0.93        (2.08)         0.83          2.73           2.75           2.88
Net earnings (loss)                       210.4        63.5       (227.7)         48.2         141.0          187.6          162.7
  As a percentage of sales                  9.5%        3.1%       -10.8%          2.4%          6.8%           9.1%           8.8%
Net earnings (loss) applicable
  to common stock (b)                     196.3        49.6       (241.5)         28.8         121.5          177.9          162.3
  As a percentage of average
  shareholders' equity                     31.3%        9.0%       -33.9%          3.3%         13.0%          17.9%          17.0%
  Per common share-- basic (c)              5.24        1.34        (6.51)         0.78          3.12           3.92           3.51
  Per common share-- diluted (c)            4.62        1.27        (6.51)         0.78          2.86           3.72           3.50
Dividends declared per share of
  common stock                              1.26        1.20         1.20          1.19          1.135          1.045          0.975

Capital expenditures                      138.4       110.3        109.8         129.7         186.5          216.9          167.8
Aggregate cost of acquisitions             --          --            4.2          --            16.1           --            355.8
Total depreciation and amortization       120.7       117.0        123.4         122.1         116.5          121.6           99.4
Average number of employees--
  continuing businesses                  13,784      14,796       16,045        16,438        16,926         17,167         15,016
Average number of common shares
  outstanding (millions)                   37.5        37.2         37.1          37.1          38.9           45.4           46.2
------------------------------------------------------------------------------------------------------------------------------------

Year-end position
Working capital--continuing businesses    384.4       279.3        239.8         353.8         305.2          449.4          260.6
Net property, plant and equipment--
  continuing businesses                   966.4       937.6        967.2       1,042.8       1,032.7          944.0          930.4
Total assets                            2,159.0     1,869.2      1,944.3       2,125.7       2,124.4        2,008.9        2,073.1
Net long-term debt                        237.2       256.8        266.6         301.4         233.2          181.3          185.9
Total debt as a percentage of
  total capital (d)                        41.4%       52.2%        57.2%         46.9%         45.7%          36.1%          35.9%
Shareholders' equity                      735.1       569.5        569.2         885.5         899.2          976.5        1,021.8
Book value per share of common stock      18.97       14.71        14.87         23.55         24.07          23.04          21.86
Number of shareholders (e)                7,473       7,963        8,611         8,896         9,110          9,322         10,355
Common shares outstanding (millions)       37.2        37.2         37.1          37.1          37.1           42.3           46.3
Market value per common share            38 1/2      53 1/4       31 7/8        29 1/4          25           37 1/4           35
------------------------------------------------------------------------------------------------------------------------------------


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

1998 COMPARED WITH 1997

ACQUISITIONS

On July 22, 1998, Armstrong completed its acquisition of Triangle Pacific Corp. ("Triangle Pacific"). Triangle Pacific is a leading U.S. manufacturer of hardwood flooring and other flooring and related products and a substantial manufacturer of kitchen and bathroom cabinets. The acquisition, recorded under the purchase method of accounting, included the purchase of outstanding shares of common stock of Triangle Pacific at $55.50 per share which, plus acquisition costs, resulted in a total purchase price of $911.5 million. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on fair market value at the date of acquisition, while the balance of $831.1 million was recorded as goodwill and is being amortized over forty years on a straight-line basis.

     Effective August 31, 1998, Armstrong acquired approximately 93% of the total share capital of DLW Aktiengesellschaft ("DLW"), a leading flooring manufacturer in Germany. The acquisition, recorded under the purchase method of accounting, included the purchase of 93% of the total share capital of DLW which, plus acquisition costs, resulted in a total purchase price of $289.9 million. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on fair market value at the date of acquisition, while the balance of $117.2 million was recorded as goodwill and is being amortized over forty years on a straight-line basis. In this purchase price allocation, $49.6 million was allocated to the estimable net realizable value of DLW's furniture business and of a carpet manufacturing business in the Netherlands, which the Company has identified as businesses held for sale. Disposals of these businesses should occur in the first half of 1999. Earnings in these businesses, which have been excluded from the Company's operating results, were $0.4 million in 1998. Interest costs of $1.1 million were allocated to these businesses in 1998.


The allocation of purchase price to the assets and liabilities of Triangle Pacific and DLW was still preliminary at December 31, 1998, and further refinements are possible. The operating results of these acquired businesses have been included in the Consolidated Statements of Earnings from the dates of acquisition. Triangle Pacific results are included in Armstrong's wood products segment and DLW results are included in Armstrong's floor coverings segment.

SALE OF DAL-TILE STOCK

In 1995 the Company entered into a business combination with Dal-Tile International Inc. ("Dal-Tile") whereby the Company exchanged cash and the stock of its ceramic tile operations, consisting primarily of American Olean Tile Company, a wholly-owned subsidiary, for ownership of 37% of the shares of Dal-Tile. In August 1996, Dal-Tile issued new shares in a public offering there by decreasing the Company's ownership share from 37% to 33%. During 1997 the Company purchased additional shares of Dal-Tile stock, increasing the Company's ownership to 34%.

     In 1998 the Company announced its intention to dispose of its investment in Dal-Tile. In July the Company settled its sale of 10.35 million shares of Dal-Tile at $8.50 per share before commission and fees. In October and November, the Company sold its remaining 8.02 million shares of Dal-Tile at $8.50 per share before commission and fees. The Company reported a gain of $12.8 million after tax in 1998 on these sales.

FINANCING

On July 13, 1998, the Company entered into a new commercial paper program and subsequently issued $1.0 billion of commercial paper. This commercial paper, secured by lines of credit under a bank credit facility entered into on July 17, 1998, has maturities of up to 364 days and bears interest at rates between approximately 5.0% and 5.25% at the beginning of 1999.

     On July 15, 1998, Standard & Poor's ("S&P") lowered the ratings of the Company's corporate credit, senior unsecured debt and revolving credit facility to A minus from A and lowered its commercial paper rating on the Company to A-2 from A-1. On July 16, 1998, Moody's Investors Service ("Moody's") lowered the Company's corporate credit, senior unsecured debt and revolving credit facility ratings to Baa1 from A2 and lowered its commercial paper rating on the Company to P-2 from P-1. Both Moody's and S&P cited factors relating to the acquisitions of Triangle Pacific and DLW as the major reasons for their actions. It is management's opinion that the Company has sufficient financial strength to warrant any required support from lending institutions and financial markets.

     On August 11, 1998, the Company completed an offering of $200 million of 6.35% Senior Notes due 2003 and a concurrent offering of $150 million of 6.5% Senior Notes due 2005. On October 28, 1998, the Company completed an offering of $180 million of 7.45% Senior Quarterly Interest Bonds due 2038. The Company used the proceeds to repay outstanding commercial paper.

     On October 29, 1998, the Company completed a new bank credit facility for $900 million which comprise a $450 million line of credit expiring in 364 days and a $450 million line of credit expiring in five years. This facility replaced a $1.0 billion, 364-day bank credit facility entered into on July 17, 1998.

FINANCIAL CONDITION

As shown on the Consolidated Balance Sheets on page 28, the Company had cash and cash equivalents of $38.2 million at December 31, 1998. As a result of additional current assets added with the acquisitions of Triangle Pacific and DLW, working capital at December 31, 1998, was $367.8 million compared with $128.5 million recorded at the end of 1997. The ratio of current assets to current liabilities was 1.49 to 1 as of December 31, 1998, compared with 1.27 to 1 as of December 31, 1997. The increase in this ratio from December 31, 1997, primarily reflected asset and liability changes resulting from the acquisitions of Triangle Pacific and DLW.

     Long-term debt, excluding the Company's guarantee of an ESOP loan, increased $1,339.7 million in 1998 due to the public debt offerings mentioned above and classification of $750.0 million of commercial paper supported by long-term bank credit facilities as long-term debt. At December 31, 1998, long-term debt of $1,562.8 million, or 59.3 percent of total capital, compared with $223.1 million, or 16.7 percent of total capital, at the end of 1997. For the periods ended December 31, 1998, and December 31, 1997, ratios of total debt (including the Company's guarantee of an ESOP loan) as a percent of total capital were 73.1 percent and 39.2 percent, respectively.

     As shown on the Consolidated Statements of Cash Flows on page 29, net cash provided by operating activities for the year ended December 31, 1998, was $252.2 million compared with $246.6 million in 1997. The increase is explained by substantial reductions in Armstrong's pre-acquisition business units' current assets partially offset by higher payments for asbestos claim payments prior to insurance recoveries.

     Net cash used for investing activities was $1,209.7 million for the year ended December 31, 1998, compared with $152.8 million in 1997. The increase was primarily due to expenditures for acquisitions and was partially offset by the sale of the Company's investment in Dal-Tile.


     Net cash provided by financing activities was $937.3 million for the year ended December 31, 1998, primarily due to the commercial paper issuance and the three public debt offerings mentioned above. In the prior year, net cash used for financing activities, including a net reduction in debt and the repurchase of common shares, was $98.6 million.

     Under plans approved by the Company's Board of Directors for the repurchase of 5.5 million shares of common stock, the Company had repurchased approximately 4,017,000 shares through June 30, 1998. In June 1998, the Company halted open market purchases of its common shares upon the announcement of its intent to purchase Triangle Pacific and DLW.

     The Company is constantly evaluating its various business units and may from time to time dispose of, or restructure, those units. On February 2, 1999, the Company announced its intent to form a joint venture in the worldwide technical insulation business with NMC (USA)/Nomaco (Belgium) and Thermaflex (Netherlands).

                            [BAR CHART APPEARS HERE]

ASBESTOS-RELATED LITIGATION

The Company is involved in significant asbestos-related litigation which is described more fully on pages 47-50 and which should be read in connection with this discussion and analysis. The Company does not know how many claims will be filed against it in the future, nor the details thereof, nor of pending suits not fully reviewed, nor the defense and resolution costs that may ultimately result therefrom, nor whether an alternative to the Amchem settlement vehicle may emerge, nor the scope of its insurance coverage ultimately deemed available.

     The Company continually evaluates the nature and amount of recent claim settlements and their impact on the Company's projected asbestos resolution and defense costs. Subject to the uncertainties, limitations and other factors referred to above and based upon its experience, the Company has estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. The Company's estimation of such liability that is probable and estimable through 2004 ranges from $424.7 million to $813 million. The Company has concluded that no amount within that range is more likely than any other, and therefore has recorded $424.7 million as a liability in the accompanying consolidated financial statements. The increase of $274.2 million in recorded liability in 1998 is primarily reflective of the increases in claims filed in 1998, recent settlement experience and current expectations about future claims.

Management estimates that the timing of the cash flows required to resolve the recorded liability will extend beyond 2004.

     Because of the uncertainties related to asbestos litigation, it is not possible to estimate precisely the number or cost of personal injury claims that may ultimately be filed. The Company believes it can reasonably estimate the number and nature of future claims that may be filed during the next six years. However for claims that may be filed beyond that period, management believes that the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, or the cost to resolve them. Accordingly, it is reasonably possible that the total exposure to personal injury claims may be greater than the recorded liability. Management believes that the potential additional costs for such additional claims, net of any potential insurance recoveries, will not have a material after-tax effect on the financial condition or liquidity of the Company, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in a future period.

     An insurance asset in the amount of $264.8 million, recorded on the Consolidated Balance Sheet, reflects the Company's belief in the availability of insurance in this amount based upon the Company's success in insurance recoveries, settlement agreements that provide such coverage, nonproducts recoveries by other companies, the opinion of outside counsel, and a recent agreement with a number of carriers. Such insurance is either available due to settlement or probable of recovery through negotiation, litigation or resolution of an alternative dispute resolution (ADR) process which is in the trial phase of binding arbitration. Further, depending on the Company's future assessment of the conclusion of the trial phase of the ADR expected in early 1999, additional insurance assets may be available. Of the $264.8 million asset, $16.0 million has been recorded as a current asset reflecting management's estimate of the minimum insurance payments to be received in 1999. However, the actual amount of payments to be received in 1999 is dependent upon the actual liability incurred and the nature and result of settlement discussions. Management estimates that the timing of future cash payments for the remainder of the recorded asset may extend beyond 10 years.

     The Company believes that a claims resolution mechanism alternative to the Amchem settlement will eventually emerge, but any liability is likely to be higher than the projection in Amchem.

     Subject to the uncertainties, limitations and other factors previously stated and based upon its experience, the Company believes it is probable that substantially all of the defense and resolution costs of property damage claims will be covered by insurance.

     Even though uncertainties remain as to the potential number of unasserted claims and the liability resulting therefrom, and after consideration of the factors involved, including the ultimate scope of its insurance coverage, the Wellington Agreement and other settlements with insurance carriers, the results of the California insurance coverage litigation, the establishment of the Center for Claims Resolution, the likelihood that an alternative to the Amchem settlement will eventually emerge, and its experience, the Company believes asbestos-related claims against the Company will not be material either to the financial condition or liquidity of the Company, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in such future period.

ACTIVITIES RELATED TO DOMCO INC.

In the fourth quarter of 1998, the Company declined to extend its cash tender offer for all of the outstanding voting stock of Domco Inc. ("Domco"), a Canadian flooring manufacturer. In June 1997, the Company commenced litigation against Sommer Allibert, S.A. ("Sommer"), the majority shareholder of Domco, alleging, among other things, that Sommer misused confidential information provided to it by the Company and that Sommer breached a confidentiality agreement with the Company in connection with earlier negotiations between the Company and Sommer. That litigation remains pending in the U.S. District Court for the Eastern District of Pennsylvania, although Sommer's counterclaim against the Company and certain of its officers and certain of the Company's claims have been dismissed. The Company intends to pursue its claim for damages, including punitive damages, from Sommer. A trial date has not been set.

The Company recognized expenses arising from activities involving Domco and Sommer totaling $12.3 million pretax, or $8.0 million after tax, in 1998.

CONSOLIDATED RESULTS

Net sales in 1998 of $2.75 billion were 24.9% higher when compared with net sales of $2.20 billion in 1997. Triangle Pacific contributed $346.0 million of sales and DLW $193.0 million of sales to the Company's business sales figure before acquisitions of $2.21 billion.

     Sales were affected unfavorably by economic developments in emerging markets. For the Company's business before acquisitions, sales increased less than 1% in each of floor coverings, building products and insulation products. Pacific area sales were 13.5% below 1997, although insulation products increased both domestic sales and exports from its Panyu, China, plant. In Europe, despite a cessation of sales to Russia in August by all business units, floor coverings increased sales to other customers including those in Eastern Europe. In total, emerging market turmoil reduced 1998 sales by an estimated $14.7 million versus last year, with over three-quarters of this total from lower Russian sales.

     The Company reported a net loss of $9.3 million, or $0.23 per share, including losses of $1.2 million related to Triangle Pacific and $2.8 million related to DLW as well as after-tax charges of $178.2 million for an increase in the estimated liability for asbestos-related claims and $48.5 million for cost savings and reorganization. These results compare to net earnings of $185.0 million, or $4.50 per diluted share, in 1997.

     The Company's Economic Value Added (EVA) performance as measured by return on EVA capital of 13.6% in 1998 exceeded the Company's cost of capital of 11% and the return on EVA capital of 13.3% in 1997. EVA calculations exclude financial activity related to asbestos liability claims, while reorganization charges are treated as investments upon which a return must be earned.

     Cost of goods sold in 1998 was 67.0% of sales, higher than cost of goods sold of 66.5% in 1997. The change reflected required purchase price accounting adjustments related to Triangle Pacific and DLW. The Company's pre-acquisition business had a cost of goods sold of 65.9% in 1998 due to manufacturing efficiencies and lower raw material costs. The cost of goods sold also benefited from several efficiency and policy savings related to the implementation of the SAP Corporate Enterprise System, including a change in vacation policy resulting in a $5.2 million benefit in the fourth quarter.

     Selling, general and administrative (SG&A) expenses in 1998 were $522.0 million, or 19% of sales, primarily reflecting higher advertising costs. In 1997, SG&A expenses were $383.5 million, or 17.4% of sales.

     In the fourth-quarter 1998, a noncash pretax charge of $274.2 million, or $178.2 million after tax, was recorded for an increase in the estimated liability for asbestos-related claims. This change primarily arose from a greater-than-anticipated increase in personal injury filings since the Amchem class settlement was invalidated in 1997, the Company's assessment of future claims and recent settlements with plaintiffs' counsels. The Company also recognized cost reduction and reorganization charges of $65.6 million, or $42.6 million after tax. This charge encompassed severance and enhanced retirement benefits related to the termination of more than 650 positions, approximately 75% of which were salaried positions. In addition the Company recorded an estimated loss of $9.0 million related to redundant flooring products machinery and equipment held for disposal. Reorganization actions include corporate and business unit staff reductions reflecting reorganization of engineering, research and development and product styling and design; realignment of support activities in connection with implementation of a new corporate logistics and financial software system; changes to production processes in the Company's Lancaster flooring plant; and elimination of redundant positions in formation of a new combined business organization for Floor Products, Corporate Retail Accounts and Installation Products. Approximately $28.6 million of the pretax amount is for cash expenditures for severance which will occur over the next 12 months. The remainder is a noncash charge for enhanced retirement benefits. Management believes that anticipated savings from the reorganization should permit recovery of these charges in approximately two years. Severance payments of $10.4 million in 1998 were made for the elimination of 209 positions related to 1996 and 1998 restructuring and reorganization actions.

     Interest expense of $62.2 million in 1998 was higher than interest expense of $28.0 million in 1997 due to higher levels of short- and long-term debt used to finance acquisitions.

     The Company's 1998 tax benefit was generated by the charge for the increase in asbestos liability, cost reduction and reorganization charges, and a tax benefit associated with the gain on the sale of the Dal-Tile shares, partially offset by the nondeductibility of goodwill in the Company's reported earnings.

INDUSTRY SEGMENT RESULTS (see pages 32 and 33)

FLOOR COVERINGS

Worldwide floor coverings sales in 1998 of $1,317.6 million included sales of $193.0 million from DLW. Excluding DLW, flooring sales grew over 2% in the Americas due to strong laminate sales that more than offset a decline to residential vinyl markets. Sales through the home center channel continued to capture significant volume with sales increases of 16.6% over 1997. In Europe and the Pacific area, sales were down 8%. Sales for installation products rose 3.8% over 1997.

                           [BAR CHART APPEARS HERE]

Operating income of $176.5 million in 1998, which excluded cost reduction and reorganization charges of $53.5 million and included a loss related to DLW of $0.7 million, compared to $186.5 million in 1997. Lower operating margins were due to pricing pressure in North America, an unfavorable product mix, and higher advertising expenses only partially offset by lower raw material and other costs. The cost reduction and reorganization charges of $53.5 million relate to reductions of hourly and salaried staff in the U.S. and foreign operations and changes to production processes in the Company's Lancaster flooring plant.

OUTLOOK

Sales in 1999 are expected to increase modestly due to a better mix in the Americas in residential sheet flooring and laminates. European sales results are anticipated to be slightly lower with weaker sales in Western Europe reflecting price competition partially offset by more robust sales in Eastern Europe. A more aggressive marketing program in Asia should increase sales in that region. Operating income should improve, driven by announced cost reductions and a favorable product mix.

BUILDING PRODUCTS

Building products sales of $756.8 million were slightly higher than the $754.5 million in 1997, as strong sales in the U.S. commercial segments and a favorable mix were offset by weakness in emerging markets, principally Russia and the Pacific area, down 29.4% compared to 1997.

     Operating income of $116.6 million, which excluded cost reduction and reorganization charges of $10.1 million, compared to $122.3 million in 1997. The operating income decline reflected weaker performance by the business's metal and soft fiber joint ventures in Europe and lower volumes to emerging markets, partially offset by lower raw material and other costs. Results from the Company's WAVE grid joint venture with Worthington Industries continue to be strong, showing an 11% improvement over 1997. The cost reduction and reorganization charges of $10.1 million relate to reductions of hourly and salaried staff in the U.S. and foreign operations.

OUTLOOK

     Sales in 1999 are expected to exceed those of 1998 with the largest growth in U.S. commercial sales. Sales are anticipated to increase in Europe with the exception of Russia, and sales in Asia should continue to reflect depressed market conditions. Operating income should increase in 1999 reflecting lower manufacturing and administrative costs and improved operating income from WAVE.

                            [BAR CHART APPEARS HERE]

WOOD PRODUCTS

This segment contributed $346.0 million to sales for the period from July 22, 1998, from which time Triangle Pacific's results were consolidated in the Company's financial statements. Sales for Triangle Pacific in 1998, although approximately 11% ahead of sales reported by Triangle Pacific in the comparable period in 1997, reflected competitive pricing pressures created by falling lumber prices and imported products.

     Operating income from the date of consolidation of $38.6 million included the amortization of acquisition goodwill and the costs of nonrecurring purchase price adjustments related to inventory. On a comparable basis, operating income for Triangle Pacific in 1998 was approximately 35% above operating income reported by Triangle Pacific in 1997.

OUTLOOK

Triangle Pacific anticipates sales growth through its expansion of dealer programs, continued growth of new products and improved product finishes. Lower lumber prices, increases in sales volumes and continuing production efficiencies should positively affect operating income. The integration of Triangle Pacific should result in synergies as early as 1999.

INSULATION PRODUCTS

Sales of $230.0 million increased from $228.4 million in 1997. Sales in Europe and the U.S. were level. Despite difficulties in the Pacific area, sales increased from last year due to strong performance from the business's Panyu, China, plant. Operating income of $46.3 million increased from $45.4 million in 1997, excluding cost reduction and reorganization charges of $0.2 million, primarily due to cost cutting and SG&A expense reductions.

OUTLOOK

Price pressures in the markets for insulation products are expected to continue into 1999. However, volume growth in sales of these products should offset this negative pressure and result in a small operating income increase for this business unit.

ALL OTHER

Sales reported in this segment comprise gasket materials and textile mill supplies. Sales of $95.8 million decreased 4% compared to 1997. The major influence on gasket products sales was the General Motors strike. Textile sales declined due to slow sales to European textile machinery manufacturers. Operating income reported in this segment comprises operating income from gasket and textile products and ceramic tile. Operating income of $9.1 million excluding cost reduction and reorganization charges of $1.9 million compared with a loss of $2.6 million in 1997 reflecting the absence of losses from Dal-Tile.

OUTLOOK

Sales of gasket products are anticipated to continue to reflect weakness in the automotive sector and a downturn in the diesel market. Cost containment efforts in gasket manufacturing should offset the effect of the sales volume decline. Textile products are expected to be affected by price pressures in 1999.


GEOGRAPHIC AREAS (SEE PAGE 33)

Net sales in the Americas in 1998 were $1.92 billion, compared to $1.52 billion recorded in 1997. The increase in sales to customers in the United States and Canada was primarily due to the addition of Triangle Pacific sales. For the Company's pre-acquisition business, sales growth continued to be strong in the U.S. home center channel. Net sales in Europe in 1998 were $631.3 million, compared to $488.4 million in 1997. Additional sales from DLW were somewhat offset by lower sales to Eastern Europe, most notably Russia. Sales to Scandinavian countries have continued to grow, reflecting increased sales from the Swedish flooring and ceiling joint ventures. Sales to the Pacific area and other foreign countries of $192.9 million were level with sales of $192.2 million in 1997.

     Long-lived assets in the Americas in 1998 were $1.01 billion compared to $0.77 billion in 1997. This increase reflects additional assets from the acquisition of Triangle Pacific. Long-lived assets in Europe in 1998 were $451.7 million compared to $163.1 million in 1997. This increase reflects additional assets from the acquisition of DLW. Long-lived assets in the Pacific area in 1998 were $41.2 million compared to $42.2 million in 1997.

MARKET RISK

The Company uses financial instruments, including fixed and variable rate debt, as well as swap, forward and option contracts to finance its operations and to hedge interest rate, currency and commodity exposures. Swap, forward and option contracts are entered into for periods consistent with underlying exposure and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes and is not a party to any leveraged instruments.

INTEREST RATE SENSITIVITY

The table below provides information about the Company's long-term debt obligations as of December 31, 1998, and December 31, 1997. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date. The information is presented in US dollar equivalents, which is the Company's reporting currency.

------------------------------------------------------------------------------------------------------------------------------------

Expected
maturity date                                                                                                   After
($ millions)                            1998   1999        2000         2001          2002       2003           2003         Total
------------------------------------------------------------------------------------------------------------------------------------

                                                         As of December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
Liabilities
Long-term debt:
 Fixed rate                              -- $  28.9      $  46.2      $  29.7       $   5.5     $ 206.5       $ 507.9       $ 824.7
 Avg. interest
  rate                                   --    5.19%        6.38%        5.46%         6.42%       6.36%         7.50%         6.99%

------------------------------------------------------------------------------------------------------------------------------------

 Variable rate                           -- $   4.0      $   5.0      $ 302.0       $   0.0     $ 450.0       $  10.0       $ 771.0
 Avg. interest
  rate                                   --     7.0%         7.0%        5.71%         0.00%       5.90%         4.00%         5.81%

------------------------------------------------------------------------------------------------------------------------------------

Expected
maturity date                                                                                                 After
($ millions)                          1998          1999           2000           2001          2002          2002           Total
------------------------------------------------------------------------------------------------------------------------------------

                                                         As of December 31, 1997
------------------------------------------------------------------------------------------------------------------------------------

Liabilities
Long-term debt:
 Fixed rate                        $  13.5        $  21.0        $  22.1        $   7.5       $   0.0       $ 153.0         $ 217.1
 Avg. interest
  rate                                8.88%          4.79%          8.14%          9.00%         0.00%         9.13%           8.59%

------------------------------------------------------------------------------------------------------------------------------------

 Variable rate                     $   1.0        $   4.0        $   5.0        $   2.0       $   0.0       $   8.5         $  20.5
 Avg. interest
  rate                                9.38%          8.28%          8.28%          8.28%         0.00%         3.90%           6.52%

------------------------------------------------------------------------------------------------------------------------------------

Debt cash flows increased as of December 31, 1998, in comparison to December 31, 1997, as a result of financing entered into in 1998 (see page 16). In 1997 and 1998 the Company entered into forward-starting interest rate swaps designated as hedges of long-term bonds. In 1998 the Company terminated these interest rate swaps concurrent with the issuance of its 7.45% quarterly interest bond due 2038. The loss of $16.3 million upon termination of the swaps will be recognized as an adjustment to interest expense over the life of the bond.

     The Company had no interest rate hedging agreements in place on December 31, 1998.

EXCHANGE RATE SENSITIVITY

     The Company uses foreign currency forward contracts to reduce the risk that future cash flows from transactions in foreign currencies will be affected unfavorably by changes in exchange rates.

     The table below provides anticipated net foreign cash flows for goods, services and financing transactions for the following 12 months as of December 31, 1998, and December 31, 1997.

--------------------------------------------------------------------------------
Foreign currency                        Commercial  Financing   Net        Net
exposure ($ millions)                    exposure   exposure   hedge    position
--------------------------------------------------------------------------------
                                          As of December 31, 1998
--------------------------------------------------------------------------------
British pound                             $ 10.3    $(67.0)   $ 53.2    $ (3.5)
Canadian dollar                             51.6      --        --        51.6
French franc                                31.3       7.5      (7.5)     31.3
German mark                                (64.6)    277.5    (267.6)    (54.7)
Italian lira                                31.8       2.4      (2.4)     31.8
Spanish peseta                              18.6      --        --        18.6
Australian dollar                            8.5       4.3      (4.3)      8.5
Belgian franc                              (22.6)    (38.1)     --       (60.7)
Dutch guilder                               (9.8)     --        12.0       2.2
Swedish krona                               (2.8)      2.2      (1.2)     (1.8)
Swiss franc                                  1.6      (5.9)      3.7      (0.6)
United States dollar*                        9.7      (9.5)     --         0.2
--------------------------------------------------------------------------------
                                          As of December 31, 1997
--------------------------------------------------------------------------------
British pound                             $(24.0)   $(17.1)   $ 12.1    $(29.0)
Canadian dollar                             37.0      --        --        37.0
French franc                               (17.0)      3.3      (3.3)    (17.0)
German mark                                (48.0)     12.4     (12.4)    (48.0)
Italian lira                                25.0       2.3      (2.3)     25.0
Spanish peseta                               7.0       2.3      (2.3)      7.0
--------------------------------------------------------------------------------

Note: A positive amount indicates the Company is a net receiver of this currency, while a negative amount indicates the Company is a net payer.

*Related to U.S. dollar exposures by foreign subsidiaries with a foreign functional currency.

     Company policy allows hedges of cash flow exposures of up to one year. The table below summarizes the Company's foreign currency forward contracts and average contract rates at December 31, 1998, and December 31, 1997. Foreign currency amounts are translated at exchange rates as of December 31, 1998, and December 31, 1997.

--------------------------------------------------------------------------------
Foreign currency                               Forward Contracts
contracts ($ millions)         Sold      Avg. rate       Bought      Avg. rate
--------------------------------------------------------------------------------
                                         As of December 31, 1998
--------------------------------------------------------------------------------
British pound                 $ 13.8          1.68        $67.0         1.67
French franc                     7.5          5.57           --           --
German mark                    329.4          1.64         61.8         1.65
Italian lira                     2.4          1653           --           --
Australian dollar                4.3        0.6207           --           --
Dutch guilder                     --            --         12.0         1.88
Swedish krona                    1.2           8.0           --           --
Swiss franc                      2.2          1.34          5.9         1.31
--------------------------------------------------------------------------------
                                         As of December 31, 1997
--------------------------------------------------------------------------------
British pound                 $  5.0          1.68        $17.1         1.61
Dutch guilder                    2.0          2.00           --           --
French franc                     3.3           5.9           --           --
German mark                     12.4          1.79           --           --
Italian lira                     2.3          1726           --           --
Spanish peseta                   2.3         151.5           --           --
--------------------------------------------------------------------------------

Foreign currency hedges are contracts that have no embedded options or other terms that involve a higher level of complexity or risk.

COMMODITY PRICE SENSITIVITY

The table below provides information about the Company's natural gas swap contracts that are sensitive to changes in commodity prices. Notional amounts are in millions of Btu's (MMBtu) and weighted average contract prices. All contracts mature in or before December 2000.

--------------------------------------------------------------------------------
On Balance Sheet Commodity
Related Derivatives                  1998       1999         2000       Total
--------------------------------------------------------------------------------
                                            As of December 31, 1998
--------------------------------------------------------------------------------
Swap contracts (long):
  Contract amounts (MMBtu)             --      2,350,000   250,000    2,600,000
  Weighted average price ($/MMBtu)     --     $     2.15  $   2.41   $     2.17
--------------------------------------------------------------------------------
                                            As of December 31, 1997
--------------------------------------------------------------------------------
Swap contracts (long):
  Contract amounts (MMBtu)          600,000      100,000        --      700,000
  Weighted average price ($/MMBtu) $   2.26   $     2.43        --   $     2.29
--------------------------------------------------------------------------------


YEAR 2000 ACTIVITIES

The Company increased its investment in computer software in 1997 and 1998 with projects to develop and implement a new corporate logistics system and a new financial and human resource system. These new systems are year-2000 compliant. In addition, a Year 2000 Project, expected to be completed in 1999, is converting the remainder of the Company's software and hardware information technology and noninformation technology systems to minimize any exposure to year-2000 compliance failures. Parallel workstreams or "tracks" have been established by the Company to complete the work required to repair or replace noncompliant systems and monitor the degree of year-2000 compliance by Armstrong's business partners. The workstreams encompass (a) local projects to repair all internally developed and supported applications; (b) infrastructure projects to repair or replace all infrastructure components (e.g., mainframe and client server computer systems, networks, phone switches and personal computers); and (c) remote projects to repair or replace all remote systems: plant supported systems and applications, PLC's and other factory systems.

     The Year 2000 Project includes several phases: an inventory phase to identify all software and hardware components potentially affected; an assessment phase to determine if identified components are compliant; a planning phase to establish plans to bring components into compliance; an execution phase to carry out needed actions determined during the planning phase; a testing phase to verify compliance; and a completion phase to bring the revised component into production. For the local and infrastructure tracks, the project is currently in the testing and completion phases. For the remote track, the project is at various phases depending upon the location.

     Total costs of the Year 2000 Project worldwide are estimated to be $19.1 million through 1999. Actual costs through December 1998 were $9.4 million. Management believes internally generated funds and existing sources of liquidity are sufficient to meet expected funding requirements for this project.

     The Company is in the process of assessing, through letters of inquiry, the year-2000 compliance of customers and suppliers. Responses to these letters are being evaluated for compliance, the need for follow-up actions, or contingency plans. Until completion of this process, the Company cannot assess the potential impact, if any, that year-2000 noncompliance by customers and suppliers may have on the Company. Management currently believes the most reasonably-likely worst case scenario would be that a small number of suppliers, who are not critical to the operation of the Company's business, will be unable to supply materials for a short time after January 1, 2000. Moreover, management is creating contingency plans to prepare for any reasonably-likely worst case scenarios, including manual operations, selection of alternative suppliers, early purchase of inventory and additional software repair.

NEW ACCOUNTING PRONOUNCEMENTS

In September 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement established accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after September 15, 1999. The adoption of this standard is not expected to materially impact the Company's consolidated results, financial condition or long-term liquidity.

     In April 1998, the American Institute of Certified Public Accountants (AICPA), issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. This statement is effective for fiscal years beginning after December 15, 1998. The adoption of this statement is not expected to materially impact the Company's consolidated results, financial condition or long-term liquidity.

1997 COMPARED WITH 1996

FINANCIAL CONDITION

As shown on the Consolidated Statements of Cash Flows (see page 29), the Company had cash and cash equivalents of $57.9 million at December 31, 1997. Cash provided by operating activities, supplemented by increases in short-term debt; proceeds from the sale of land, facilities and other assets; and cash proceeds from exercised stock options covered normal working capital requirements; purchases of property, plant and equipment; payment of cash dividends; repurchase of shares; and acquisitions and investments in joint ventures and computer software.

     Cash provided by operating activities for the year ended December 31, 1997, was $246.6 million compared with $220.9 million in 1996. The increase was primarily due to higher earnings before noncash charges and lower restructuring payments year-to-year, partially offset by a shortfall between currently available insurance and amounts necessary to pay asbestos-related claims. Working capital was $128.5 million as of December 31, 1997, $115.0 million lower than the $243.5 million at year-end 1996. The ratio of current assets to current liabilities was 1.27 to 1 as of December 31, 1997, compared with 1.76 to 1 as of December 31, 1996. The ratio decreased from December 31, 1996, primarily due to accrued expenses for projected short-term asbestos-related liability payments and higher levels of short-term debt used to finance higher levels of receivables and inventories, refinancing of long-term debt and other general corporate purposes.

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

     Under the 1994 and 1996 board-approved 5,500,000 common share repurchase plans, the Company repurchased approximately 3,661,000 shares through December 31, 1997, including 1,281,000 shares repurchased in 1997.

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

CONSOLIDATED RESULTS

     Net sales in 1997 of $2.20 billion were 2.0% higher when compared with net sales of $2.16 billion in 1996. Removing the currency translation impact of the stronger U.S. dollar, sales would have increased 3.6%. Added sales from the Swedish flooring and soft-fiber ceilings joint ventures, along with sales growth in laminate flooring and the worldwide commercial and U.S. home center businesses, offset sales declines in the U.S. residential sheet flooring business.

     Net earnings of $185.0 million, or $4.50 per diluted share compared with $155.9 million, or $3.61 per diluted share, in 1996. The increase was primarily related to the positive impact of manufacturing productivity improvements and some lower raw material costs in 1997 and to the negative impact of the 1996 charges for restructuring, floor discoloration product issues and the Company's share of the extraordinary loss of Dal-Tile International Inc., in which the Company had a 33% equity interest. Adversely affecting 1997 earnings were ceramic tile losses of $42.4 million, or $38.6 million after tax, including $8.4 million, or $6.1 million after tax, for the Company's 34.4% share of operating losses incurred by Dal-Tile; an additional $29.7 million before- and after-tax loss for the Company's share of the charge incurred by Dal-Tile, primarily for uncollectible receivables and overstocked inventories; and $4.3 million, or $2.8 million after tax, for the amortization of Armstrong's initial investment in Dal-Tile over the underlying equity in net assets of the business combination. Net earnings in 1996 included after-tax charges of $29.6 million for restructuring, or $0.70 per diluted share; $22.0 million for costs associated with the discoloration of a limited portion of flooring products, or $0.53 per diluted share; and $8.9 million, or $0.21 per diluted share, for the Company's share of an extraordinary loss from Dal-Tile.

     The EVA performance as measured by return on EVA capital of 13.3% in 1997 exceeded the Company's 11% cost of capital by 2.3 percentage points. In 1996, the return on EVA capital was 14.8% and exceeded the Company's 12% cost of capital by 2.8 percentage points. In 1997, the Company's cost of capital was reduced to 11%, partially due to lower interest rates and stock price volatility.

     Cost of goods sold in 1997 was 66.5% of sales, lower than the 67.7% in 1996 which included charges associated with a floor discoloration issue. Cost of goods sold was positively affected by continued productivity improvements and some lower raw material costs which offset some promotional pricing actions and a less favorable product mix.

     SG&A expenses in 1997 were $383.5 million, or 17.4% of sales, which includes the currency translation impact of the stronger U.S. dollar and some lower advertising and administrative costs when compared with 1996. In 1996, SG&A expenses were $410.5 million, or 19.0% of sales, and included a $14.0 million nonrecurring charge for floor discoloration.

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

INDUSTRY SEGMENT RESULTS (see pages 32 and 33)

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

     Operating income of $186.5 million in 1997 compared to 1996's $195.4 million, excluding 1996 charges of $34.0 million associated with the discoloration issue and $14.5 million for restructuring primarily related to the consolidation in the installation products business unit and other reorganizations in the floor products operations staff. Sales increases and productivity gains were more than offset by the negative impact of promotional pricing, a shift in product mix to more mid-priced residential sheet flooring and other lower margin products in the U.S. and start-up costs related to acquisitions and new product lines. Capital expenditures for property, plant and equipment in the floor coverings segment of $76.6 million in 1997 were directed toward improving manufacturing processes. Capital expenditures in 1996 were $117.7 million and were primarily related to the rollout of the Quest display and merchandising system and toward improved manufacturing process effectiveness.

BUILDING PRODUCTS

Net sales of $754.5 million in the building products segment increased 5% from 1996. Sales growth was experienced in all geographic areas. In the Americas, strength came from the U.S. commercial market segment and Latin America. In Europe, added sales from the new Swedish soft-fiber ceilings joint venture and Eastern Europe contributed to the impact of sluggish Western European economies and continued lower selling prices. Sales grew in the Pacific area (less than 10% of the segment's business); however, the economic slowdown in Southeast Asia in the latter part of 1997 increased price competitiveness in this region.

     Operating income of $122.3 million increased from $103.4 million in 1996, which excluded $8.3 million in restructuring charges. The major factors in the 1997 improvement were higher sales volume and increased productivity, reduced raw material prices and lower startup costs in China than in 1996. In addition, solid increases in profits were realized from the WAVE grid joint venture. Negative factors somewhat reducing the improvement were competitive pricing actions in the U.S. home center channel and in Western Europe. In Eastern Europe and Russia, increased sales were concentrated in lower margin products. Capital expenditures for property, plant and equipment were $54.4 million compared with $67.7 million in 1996.

INSULATION PRODUCTS

Sales of $228.4 million decreased from $246.8 million in 1996. Sales declines from competitive market pressure in Europe were offset by increases in North America and the Pacific area. Operating income of $45.4 million increased from $42.4 million in 1996 excluding $2.8 million of restructuring charges, primarily due to productivity gains in all geographic areas.

ALL OTHER

Sales reported in this segment comprise sales of gasket materials and textile mill supplies. Sales of $99.8 million increased from $99.4 million reported in 1996.

     Operating income reported in this segment comprises operating income from gasket materials, textile products and ceramic tile. An operating loss of $2.6 million compared to an operating income of $11.6 million in 1996 excluding $1.2 million of restructuring charges. The 1997 loss included $8.4 million for the Company's share of operating losses incurred by Dal-Tile International Inc., in which the Company had a 34.4% equity interest and $4.3 million for the amortization of the Company's initial investment in Dal-Tile over the underlying equity in net assets of the business combination. The 1997 loss excluded a $29.7 million after-tax loss from the Company's share of a charge incurred by Dal-Tile, primarily for uncollectible receivables and overstocked inventories. In 1996, ceramic tile reported income of $9.9 million. Profits increased in gasket products due to the introduction of new products into European markets and an improved cost profile. The textile products business recorded a profit in 1997 compared with a loss in 1996. Capital expenditures for property, plant and equipment were $3.1 million compared with $2.1 million in 1996.

GEOGRAPHIC AREAS (see page 33)

Net sales in the Americas in 1997 were $1.52 billion, compared to $1.48 billion recorded in 1998. Sales growth was strongest in the U.S. home center channel serviced through the Corporate Retail Accounts distribution unit. Additional growth in the Americas reflected the increase in sales to Mexico and South America. Net sales in Europe in 1997 were $488.4 million, compared to $495.3 million in 1996. Growth from product alliances, such as Swedish flooring and ceilings joint ventures, and sales to Central and Eastern Europe, especially Russia were offset by lower sales to Western Europe, which reflected competitive pricing and weakness in market economies in this area. Sales to the Pacific area and other foreign countries of $192.2 million grew from sales of $177.5 million in 1996. This increase primarily reflected growth in sales of insulation and building products which benefited from manufacturing facilities in China.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
-------------------------------------------------------------------
(See pages 20 to 22 under Item 7 above.)


Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------
ARMSTRONG WORLD INDUSTRIES, INC. AND SUBSIDIARIES

                 Index to Financial Statements and Schedule

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

  Consolidated Financial Statements

    Consolidated Statements of Earnings for the Years Ended December 31,      27
    1998, 1997, and 1996

    Consolidated Balance Sheets as of December 31, 1998 and 1997              28

    Consolidated Statements of Cash Flows for the Years Ended December 31,    29
    1998, 1997, and 1996

    Consolidated Statements of Shareholders' Equity for the Years Ended       30
    December 31, 1998, 1997, and 1996


    Notes to Consolidated Financial Statements                             31-50

  Financial Statement Schedule

    Schedule II - Valuation and Qualifying Reserves                           60


The following additional financial data should be read in conjunction with the financial statements. Schedules not included with this additional data have been omitted because they are not applicable or the required information is presented in the financial statements or the financial review.



                Additional Financial Data
                -------------------------

  Computation for Basic Earnings
    per Share                                          Exhibit 11(a)
  Computation for Diluted Earnings
    per Share                                          Exhibit 11(b)

QUARTERLY FINANCIAL INFORMATION

-------------------------------------------------------------------------------------------------------
Quarterly financial information (millions
 except for per-share data)                       First     Second       Third     Fourth  Total year
-------------------------------------------------------------------------------------------------------
1998    Net sales                               $ 543.1    $ 555.6     $ 821.6    $ 825.9    $2,746.2
        Gross profit                              180.4      193.8       271.9      261.5       907.6
        Net earnings (loss)                        46.5       56.1        61.5     (173.4)       (9.3)
        Per share of common stock:
                Basic:  Net earnings (loss)        1.17       1.41        1.55      (4.36)      (0.23)
                Diluted:  Net earnings (loss)      1.15       1.38        1.53      (4.36)      (0.23)
        Dividends per share of common stock        0.44       0.48        0.48       0.48        1.88
        Price range of common stock --high       87 7/8         90      68 3/8     70 1/4          90
        Price range of common stock -- low       69 7/8     67 3/8    46 15/16     50 1/2    46 15/16
-------------------------------------------------------------------------------------------------------
1997    Net sales                               $ 518.3    $ 577.4     $ 575.6    $ 527.4    $2,198.7
        Gross profit                              171.3      199.2       195.6      170.9       737.0
        Net earnings                               45.5       58.9        33.8       46.8       185.0
        Per share of common stock:
                Basic:  Net earnings               1.11       1.45        0.83       1.16        4.55
                Diluted:  Net earnings             1.10       1.43        0.82       1.15        4.50
        Dividends per share of common stock        0.40       0.44        0.44       0.44        1.72
        Price range of common stock --high       72 1/4     75 1/4     74 9/16     75 3/8      75 3/8
        Price range of common stock -- low       64 3/4     61 1/2      64 3/8     64 1/8      61 1/2
-------------------------------------------------------------------------------------------------------

Note: The sum of the quarterly earnings per-share data does not equal the total year amounts due to changes in the average shares outstanding and, for diluted data, the exclusion of the antidilutive effect in certain quarters. The increase in sales and net earnings from the second to the third quarter in 1998 reflects the Triangle Pacific and DLW acquisitions.


FOURTH QUARTER 1998 COMPARED WITH FOURTH QUARTER 1997

Net sales of $825.9 million increased 56.6% from sales of $527.4 million in the fourth quarter of 1997. Triangle Pacific contributed $178.7 million of sales and DLW $129.1 million of sales to the Company's pre-acquisition business sales figure of $518.1 million. A decline in sales in the Company's pre-acquisition businesses came from floor coverings, as solid performance from North American residential sheet and laminates was offset by slower sales to emerging markets and competitive price pressures in Western Europe. Sales declined in building products as weak economic conditions in emerging markets offset strong activity in U.S. commercial markets. Sales of insulation products increased, led by strong sales in China.

     The operating loss of $254.0 million compared to an operating income of $72.2 million in the fourth quarter of 1997. Triangle Pacific contributed $21.3 million of operating income while DLW lost $0.9 million. A $274.2 million noncash pretax charge was recorded in the fourth quarter for an increase in the estimated liability for asbestos-related claims. An additional pretax charge of $74.6 million related primarily to reorganization of corporate and business unit staff positions reflecting reorganization of engineering, research and development and product styling and design; realignment of support activities in connection with implementation of a new software system; changes to production processes in the Company's Lancaster flooring plant; and elimination of redundant positions in formation of a new combined business organization for Floor Products, Corporate Retail Accounts and Installation Products. Also negatively impacting fourth quarter results when compared with fourth quarter 1997 were higher goodwill amortization charges related to acquisitions of Triangle Pacific and DLW. These expenses were partially offset from an improvement of $8.7 million in equity earnings from affiliates as the Company's remaining investment in Dal-Tile, which produced a loss from affiliates of $8.4 million in the fourth quarter of 1997, was sold in the fourth quarter of 1998. The sale of 8.02 million shares of Dal-Tile created a pretax gain of $6.3 million.

     For the fourth quarter, the cost of goods sold was 68.3% of sales compared to 67.6% in 1997. Required purchase price accounting adjustments to inventories at Triangle Pacific and DLW increased the cost of goods sold by $5.6 million, without which gross margin percentage would have been 0.6 percentage points better. The Company's base business cost of goods sold was 67.7%, or 0.1 points lower than 1997, as price erosion and mix in floor coverings offset favorable manufacturing efficiencies and lower raw material costs. The cost of goods sold also benefited from several efficiency and policy savings related to the implementation of the SAP Corporate Enterprise System, including a change in vacation policy resulting in a $5.2 million benefit in the fourth quarter.

     The Company's effective tax rate in the fourth quarter of 1998 was (36.6)% compared to an effective tax rate of 31.3% in the fourth quarter of 1997. The difference in the tax rates is primarily due to the recognition of a tax benefit associated with the gain on the sale of the Dal-Tile shares somewhat offset by the nondeductibility of goodwill in the Company's reported earnings.

     The net loss was $173.4 million or $4.36 per diluted share compared to net earnings of $46.8 million or $1.15 per diluted share in fourth quarter 1997. Increased interest expense in addition to the asbestos liability and cost reduction and reorganization charges were the primary reasons for the decline.

CONSOLIDATED STATEMENTS OF EARNINGS


Millions except for per-share data      Years ended December 31      1998         1997         1996
=======================================================================================================
Net sales                                                       $ 2,746.2    $ 2,198.7    $ 2,156.4
Cost of goods sold                                                1,838.6      1,461.7      1,459.9
-------------------------------------------------------------------------------------------------------
Gross profit                                                        907.6        737.0        696.5
Selling, general and administrative expenses                        522.0        383.5        410.5
Equity (earnings) loss from affiliates, net                         (13.8)        29.7        (19.1)
Reorganization and restructuring charges                             74.6           --         46.5
Charge for asbestos liability                                       274.2           --           --
Goodwill amortization                                                10.7          1.8          2.7
-------------------------------------------------------------------------------------------------------
Operating income                                                     39.9        322.0        255.9
Interest expense                                                     62.2         28.0         22.6
Other income, net                                                    (1.7)        (2.2)        (6.9)
-------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes and extraordinary loss          (20.6)       296.2        240.2
Income tax (benefit) expense                                        (11.3)       111.2         75.4
-------------------------------------------------------------------------------------------------------
Earnings (loss) before extraordinary loss                            (9.3)       185.0        164.8
Extraordinary loss (less income taxes of $0.7)                         --           --         (8.9)
-------------------------------------------------------------------------------------------------------

Net earnings (loss)                                             $    (9.3)   $   185.0    $   155.9
-------------------------------------------------------------------------------------------------------

Dividends paid on Series A convertible preferred stock                 --           --          8.8
Tax benefit on dividends paid on unallocated preferred shares          --           --          2.0
-------------------------------------------------------------------------------------------------------
Net earnings (loss) applicable to common stock                  $    (9.3)   $   185.0    $   149.1
-------------------------------------------------------------------------------------------------------

Per share of common stock (see note on page 46):
        Basic:
                Earnings (loss) before extraordinary loss       $   (0.23)   $    4.55    $    4.04
                Extraordinary loss                                     --           --        (0.23)
-------------------------------------------------------------------------------------------------------
        Net earnings (loss)                                     $   (0.23)   $    4.55    $    3.81
-------------------------------------------------------------------------------------------------------

        Diluted:
                Earnings (loss) before extraordinary loss       $   (0.23)   $    4.50    $    3.82
                Extraordinary loss                                     --           --        (0.21)
-------------------------------------------------------------------------------------------------------
        Net earnings (loss)                                     $   (0.23)   $    4.50    $    3.61
-------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements, pages 31-50, are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS


Millions except for numbers of shares and per-share data        As of December 31      1998        1997
---------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
        Cash and cash equivalents                                                  $   38.2    $   57.9
        Accounts and notes receivable
                (less allowance for discounts and losses:
                1998--$49.8; 1997--$37.5)                                             440.4       252.6
        Inventories                                                                   465.1       220.1
        Income tax benefits                                                            52.5        25.9
        Net assets of businesses held for sale                                         55.9          --
        Other current assets                                                           69.0        43.5
---------------------------------------------------------------------------------------------------------
                Total current assets                                                1,121.1       600.0
---------------------------------------------------------------------------------------------------------
Property, plant and equipment
        (less accumulated depreciation and amortization:
         1998--$1,121.9; 1997--$1,004.3)                                            1,502.0       972.2
Insurance for asbestos-related liabilities                                            248.8       291.6
Investment in affiliates                                                               41.8       174.9
Goodwill, net                                                                         965.4        27.7
Other intangibles, net                                                                 63.2        32.6
Other noncurrent assets                                                               330.9       276.5
---------------------------------------------------------------------------------------------------------
Total assets                                                                       $4,273.2    $2,375.5
---------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
        Short-term debt                                                            $  149.9    $   84.1
        Current installments of long-term debt                                         32.9        14.5
        Accounts payable and accrued expenses                                         544.8       339.9
        Income taxes                                                                   25.7        33.0
---------------------------------------------------------------------------------------------------------
                Total current liabilities                                             753.3       471.5
---------------------------------------------------------------------------------------------------------
Long-term debt, less current installments                                           1,562.8       223.1
Employee Stock Ownership Plan (ESOP) loan guarantee                                   178.6       201.8
Deferred income taxes                                                                 107.6        53.7
Postretirement and postemployment benefit liabilities                                 249.0       248.0
Pension benefit liabilities                                                           235.5        73.8
Asbestos-related long-term liabilities                                                344.8       179.7
Other long-term liabilities                                                           115.8        98.3
Minority interest in subsidiaries                                                      16.1        15.0
---------------------------------------------------------------------------------------------------------
                Total noncurrent liabilities                                        2,810.2     1,093.4
---------------------------------------------------------------------------------------------------------
Shareholders' equity:
        Common stock, $1 par value per share
                Authorized 200 million shares; issued 51,878,910 shares                51.9        51.9
        Capital in excess of par value                                                173.0       169.5
        Reduction for ESOP loan guarantee                                            (199.1)     (207.7)
        Retained earnings                                                           1,257.0     1,339.6
        Accumulated other comprehensive income (loss)                                 (25.4)      (16.2)
---------------------------------------------------------------------------------------------------------
                                                                                    1,257.4     1,337.1
---------------------------------------------------------------------------------------------------------
        Less common stock in treasury, at cost:
                1998--11,856,721 shares; 1997--11,759,510 shares                      547.7       526.5
---------------------------------------------------------------------------------------------------------
                Total shareholders' equity                                            709.7       810.6
---------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                         $4,273.2    $2,375.5
---------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements, pages 31-50, are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


Millions                                 Years ended December 31           1998        1997      1996
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings (loss)                                                  $   (9.3)   $  185.0  $  155.9
  Adjustments to reconcile net earnings (loss) to net cash
         provided by (used for) operating activities:
     Depreciation and amortization                                        142.7       132.7     123.7
     Deferred income taxes                                                (27.9)       24.2      11.2
     Equity change in affiliates                                           (4.8)       37.2     (18.2)
     Gain on sale of investment in affiliates                             (12.8)         --        --
     Reorganization and restructuring charges                              74.6          --      46.5
     Severance and reorganization payments                                (11.2)      (18.6)    (37.4)
     Payments for asbestos-related claims, net of recoveries              (74.4)      (41.4)       --
     Charge for asbestos liability                                        274.2          --        --
     Extraordinary loss                                                      --          --       8.9
     Changes in operating assets and liabilities net of effects of discontinued businesses, reorganizations and dispositions:
        (Increase) decrease in receivables                                  3.5       (40.8)      3.6
        (Increase) decrease in inventories                                 44.4       (12.8)    (11.5)
        (Increase) decrease in other current assets                       (28.2)       10.5     (22.8)
        (Increase) in other noncurrent assets                            (112.0)      (69.0)    (57.4)
        Increase (decrease) in accounts payable and accrued expenses      (19.4)       16.6      (3.2)
        Increase (decrease) in income taxes payable                        (2.7)       11.5       2.5
        Increase in other long-term liabilities                            26.0        23.2      15.2
   Other, net                                                             (10.5)      (11.7)      3.9
--------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 252.2       246.6     220.9
--------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property, plant and equipment                             (159.7)     (141.7)   (220.7)
  Investment in computer software                                         (24.6)      (18.8)     (7.3)
  Proceeds from sale of land, facilities and discontinued businesses        2.7        24.3       3.6
  Acquisitions, net of cash acquired                                   (1,175.7)       (4.2)       --
  Investment in affiliates                                                147.6       (12.4)    (15.4)
--------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                 (1,209.7)     (152.8)   (239.8)
--------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Increase (decrease) in short-term debt                                   24.2        69.3      (7.1)
  Issuance of long-term debt                                            1,293.9         7.2      40.8
  Reduction of long-term debt                                            (278.6)      (17.0)    (40.0)
  Cash dividends paid                                                     (75.3)      (70.0)    (70.1)
  Purchase of common stock for the treasury, net                          (31.8)      (89.2)    (81.5)
  Preferred stock redemption                                                 --          --     (21.4)
  Proceeds from exercised stock options                                     7.9         7.9       6.2
  Other, net                                                               (3.0)       (6.8)      1.3
--------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                      937.3       (98.6)   (171.8)
--------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                0.5        (2.7)     (0.8)
--------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                              $  (19.7)   $   (7.5) $ (191.5)
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                         $   57.9    $   65.4  $  256.9
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                               $   38.2    $   57.9  $   65.4
--------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements, pages 31-50, are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


Millions except for per-share data    Years ended December 31         1998                 1997                 1996
------------------------------------------------------------------------------------------------------------------------------------

SERIES A CONVERTIBLE PREFERRED STOCK:
Balance at beginning of year                                      $     --             $     --             $  258.9
Conversion of preferred stock to common                                 --                   --               (241.5)
Shares retired                                                          --                   --                (17.4)
------------------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                            $     --             $     --             $     --
------------------------------------------------------------------------------------------------------------------------------------


COMMON STOCK, $1 PAR VALUE:
Balance at beginning and end of year                              $   51.9             $   51.9             $   51.9
------------------------------------------------------------------------------------------------------------------------------------

CAPITAL IN EXCESS OF PAR VALUE:
Balance at beginning of year                                      $  169.5             $  169.5             $   49.3
Gain in investment in affiliates                                        --                   --                 14.5
Conversion of preferred stock to common                                 --                   --                102.4
Stock issuances and other                                              3.5                   --                  3.3
------------------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                            $  173.0             $  169.5             $  169.5
------------------------------------------------------------------------------------------------------------------------------------

REDUCTION FOR ESOP LOAN GUARANTEE:
Balance at beginning of year                                      $ (207.7)            $ (217.4)            $ (225.1)
Principal paid                                                        23.2                 19.6                 13.4
Loans to ESOP                                                        (10.1)                (5.5)                (4.2)
Accrued compensation                                                  (4.5)                (4.4)                (1.5)
------------------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                            $ (199.1)            $ (207.7)            $ (217.4)
------------------------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS:
Balance at beginning of year                                      $1,339.6             $1,222.6             $1,133.8
Net earnings (loss) for year                                          (9.3)  $  (9.3)     185.0   $  185.0     155.9    $  155.9
Tax benefit on dividends paid on unallocated common shares             2.0                  2.0                  1.0
Tax benefit on dividends paid on unallocated preferred shares           --                   --                  2.0
------------------------------------------------------------------------------------------------------------------------------------

  Total                                                           $1,332.3             $1,409.6             $1,292.7
------------------------------------------------------------------------------------------------------------------------------------

Less dividends:
  Preferred stock                                                 $     --             $     --             $    8.9
  Common stock (per share):
     $1.88 in 1998; $1.72 in 1997; $1.56 in 1996                      75.3                 70.0                 61.2
------------------------------------------------------------------------------------------------------------------------------------

  Total dividends                                                 $   75.3             $   70.0             $   70.1
------------------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                            $1,257.0             $1,339.6             $1,222.6
------------------------------------------------------------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of year                                      $  (16.2)            $    9.9             $   18.0
Foreign currency translation adjustments and hedging activities       (7.0)               (19.1)                (0.7)
Minimum pension liability adjustments                                 (2.2)                (7.0)                (7.4)
------------------------------------------------------------------------------------------------------------------------------------

Total other comprehensive income (loss)                               (9.2)   $ (9.2)     (26.1)  $  (26.1)     (8.1)   $   (8.1)
------------------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                            $  (25.4)            $  (16.2)            $    9.9
------------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME (LOSS)                                                   $(18.5)             $  158.9              $  147.8
------------------------------------------------------------------------------------------------------------------------------------

LESS TREASURY STOCK AT COST:
Balance at beginning of year                                      $  526.5             $  446.5             $  511.8
Stock purchases                                                       31.8                 89.2                 81.5
Conversion of preferred stock to common                                 --                   --               (139.1)
Stock issuance activity, net                                         (10.6)                (9.2)                (7.7)
------------------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                            $  547.7             $  526.5             $  446.5
------------------------------------------------------------------------------------------------------------------------------------

Total shareholders' equity                                        $  709.7             $  810.6             $  790.0
------------------------------------------------------------------------------------------------------------------------------------


The Notes to Consolidated Financial Statements, pages 31-50, are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Earnings per Common Share. Basic earnings per share are computed by dividing the
-------------------------
earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share reflect the potential dilution of securities that could share in earnings.

Advertising Costs. The Company recognizes advertising expenses as they are
-----------------
incurred.

Postretirement Benefits. The Company has plans that provide for medical and life
-----------------------
insurance benefits to certain eligible employees when they retire from active service. Generally, the Company's practice is to fund the actuarially determined current service costs and the amounts necessary to amortize prior service obligations over periods ranging up to 30 years, but not in excess of the funding limitations.

Taxes. Deferred tax assets and liabilities are recognized using enacted tax
-----
rates for expected future tax consequences of events recognized in the financial statements or tax returns. The tax benefit for dividends paid on unallocated shares of stock held by an ESOP is recognized in shareholders' equity.

Cash and Cash Equivalents. Short-term investments, substantially all of which
-------------------------
have maturities of three months or less when purchased, are considered to be cash equivalents and are carried at the lower of cost or an amount generally approximating market value.

Inventories. Inventories are valued at the lower of cost or market.
-----------
Approximately 38% of 1998's inventories are valued using the last in, first out
(LIFO) method. Other inventories are generally determined on a first in, first out (FIFO) method.

Long-Lived Assets. Property, plant and equipment values are stated at
-----------------
acquisition cost, with accumulated depreciation and amortization deducted to arrive at net book value. Depreciation charges for financial reporting purposes are determined generally on the straight-line basis at rates calculated to provide for the retirement of assets at the end of their useful lives as follows: buildings, 30 years; machinery and equipment, 3 to 15 years. Accelerated depreciation is generally used for tax purposes. Impairment losses are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. When assets are disposed of or retired, their costs and related depreciation are removed from the books, and any resulting gains or losses normally are reflected in "Selling, general and administrative expenses."

     Costs of the construction of certain long-term assets include capitalized interest which is amortized over the estimated useful life of the related asset. Capitalized interest was $5.8 million in 1998, $1.8 million in 1997 and $2.9 million in 1996.

Goodwill and Other Intangibles. Goodwill and other intangibles are amortized on
------------------------------
a straight-line basis. Goodwill is amortized over periods up to 40 years while other intangibles are amortized over periods up to 7 years. On a periodic basis, the Company estimates the future undiscounted cash flows of the businesses to which goodwill relates in order to ensure that the carrying value of goodwill and other intangibles has not been impaired.

Financial Instruments. The Company uses financial instruments to diversify or
---------------------
offset the effect of currency, interest rate and commodity price variability.

     The Company may enter into foreign currency forward contracts to offset the effect of exchange rate changes on cash flow exposures denominated in foreign currencies. Such exposures include firm commitments with third parties and intercompany financial transactions.

     Realized gains and losses on contracts are recognized in the Consolidated Statements of Earnings. Unrealized gains and losses on foreign currency options that are designated as effective hedges as well as option premium expense are deferred and included in the statements of earnings as part of the underlying transactions. Unrealized gains and losses on foreign currency contracts used to hedge intercompany transactions having the character of long-term investments are included in other comprehensive income.

     The Company may enter into interest rate swap agreements to alter the interest rate risk profile of outstanding debt, thus altering the Company's exposure to changes in interest rates. In these swaps, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to a notional principal amount. Any differences paid or received on interest rate swap agreements, when terminated, are recognized as adjustments to interest rate expense over the life of associated debt.

     The Company continuously monitors developments in the capital markets and only enters into currency and swap transactions with established counterparties having investment-grade ratings. Exposure to individual counterparties is controlled, and thus the Company considers the risk of counterparty default to be negligible.

NATURE OF OPERATIONS
INDUSTRY SEGMENTS

-------------------------------------------------------------------------------------------------------------------------------
                                                                 For year ended 1998
-------------------------------------------------------------------------------------------------------------------------------
                                                     Floor       Building       Wood        Insulation     All
(millions)                                         coverings     products     products       products     other       Totals
-------------------------------------------------------------------------------------------------------------------------------
Net sales to external customers                    $1,317.6      $  756.8     $  346.0      $  230.0    $   95.8     $2,746.2
Intersegment sales                                       --            --           --            --        39.5         39.5
Equity (earnings) loss from affiliates                  0.2         (14.2)          --            --         0.2        (13.8)
Segment operating income                              176.5         116.6         38.6          46.3         9.1        387.1
Reorganization charges                                 53.5          10.1           --           0.2         1.9         65.7
Segment assets                                      1,476.7         550.1      1,355.5         174.6        80.7      3,637.6
Depreciation and amortization                          63.6          39.2         15.3          12.1         7.2        137.4
Equity investment                                       2.2          39.6           --            --          --         41.8
Capital additions                                      93.6          42.5         12.4          11.3         5.9        165.7
-------------------------------------------------------------------------------------------------------------------------------
                                                                 For year ended 1997
-------------------------------------------------------------------------------------------------------------------------------
                                                    Floor        Building       Wood       Insulation       All
(millions)                                        coverings      products     products      products       other      Totals
-------------------------------------------------------------------------------------------------------------------------------
Net sales to external customers                    $1,116.0      $  754.5     $     --      $  228.4    $   99.8     $2,198.7
Intersegment sales                                       --            --           --            --        35.8         35.8
Equity (earnings) loss from affiliates                  0.2         (12.9)          --            --        42.4         29.7
Segment operating income (loss)                       186.5         122.3           --          45.4        (2.6)       351.6
Segment assets                                        713.8         554.9           --         165.1       219.2      1,653.0
Depreciation and amortization                          65.5          37.5           --          12.0         9.6        124.6
Equity investment                                       2.5          36.7           --            --       135.7        174.9
Capital additions                                      76.6          54.4           --          13.4         3.1        147.5

-------------------------------------------------------------------------------------------------------------------------------
                                                                 For year ended 1996
-------------------------------------------------------------------------------------------------------------------------------
                                                    Floor        Building       Wood       Insulation       All
(millions)                                        coverings      products     products      products       other      Totals
-------------------------------------------------------------------------------------------------------------------------------
Net sales to external customers                    $1,091.8      $  718.4     $     --      $  246.8    $   99.4     $2,156.4
Intersegment sales                                       --            --           --            --        40.9         40.9
Equity (earnings) loss from affiliates                   --          (9.1)          --            --       (10.0)       (19.1)
Segment operating income                              195.4         103.4           --          42.4        11.6        352.8
Reorganization and restructuring charges               14.5           8.3           --           2.8         1.2         26.8
Segment assets                                        687.9         541.1           --         184.0       257.5      1,670.5
Depreciation and amortization                          53.9          37.0           --          10.0        13.4        114.3
Equity investment                                        --          35.6           --            --       168.7        204.3
Capital additions                                     117.7          67.7           --          20.4         2.1        207.9
-------------------------------------------------------------------------------------------------------------------------------

     Segment information has been prepared in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards
(SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." Segments were determined based on products and services provided by each segment. Accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance of the segments is evaluated on operating income before income taxes excluding reorganization and restructuring charges, unusual gains and losses, and interest expense. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties at current market prices.

     The floor coverings segment includes resilient flooring, adhesives, installation and maintenance materials and accessories sold to commercial and residential segments through wholesalers, retailers and contractors. To reduce interchannel conflict, distinctive resilient flooring products have been introduced to allow exclusive product offerings by our customers. Raw materials, especially plasticizers and resins, are a significant cost of resilient flooring products. The Company has no influence on the worldwide market prices of these materials and thus is subject to cost changes.

     The building products segment includes commercial and residential ceiling systems. Grid products, manufactured through the Company's WAVE joint venture with Worthington Industries, have become an important part of this business worldwide. Earnings from this joint venture are included in this segment's operating income and in "Equity Earnings from Affiliates" (see "Equity Investments" note on page 35). The major sales activity in this segment is commercial ceiling systems sold to resale distributors and contractors worldwide, with European sales having a significant impact. Ceiling systems for the residential home segment are sold through wholesalers and retailers, mainly in the United States. Through a joint venture with a Chinese partner, a plant in Shanghai manufactures ceilings for the Pacific area.

     The wood products segment is composed of Triangle Pacific Corp., a wholly owned subsidiary, a leading manufacturer of consumer wood products including hardwood flooring and cabinets. Products in this segment are used primarily in residential new construction and remodeling and commercial applications such as retail stores and restaurants. Approximately 40% of sales are from new construction which is more cyclical than remodeling activity. Triangle Pacific is the largest manufacturer in the world of hardwood flooring under the brand names of Bruce, Hartco, Robbins, Premier and Traffic Zone. Cabinet manufacturing is a highly fragmented industry with significant price competition. The cabinet market is dependent on new home construction and remodeling activity.

     The insulation products segment includes flexible pipe insulation used in construction and in original equipment manufacturing. Sales are primarily in Europe, with Germany having the largest concentration due to its regulatory requirements. The major product costs for insulation are raw materials and labor. Strong competition exists in insulation since there are minimal barriers to entry into this market.

     "All other" includes business units making a variety of specialty products for the building, automotive, textile and other industries worldwide. Gasket materials are sold for new and replacement use in automotive, construction and farm equipment, appliance, small engine and compressor industries. Automotive and diesel build rates are the most sensitive market drivers for these products. From 1996 to 1998, the Company owned an equity interest in Dal-Tile International Inc. ("Dal-Tile"), whose ceramic tile products are sold through home centers, Dal-Tile sales service centers and independent distributors. In 1998 the Company sold its interest in Dal-Tile. Other products in the "all other" category are textile mill supplies, including cots and aprons sold to equipment manufacturers and textile mills.

The table below provides a reconciliation of segment information to total consolidated information.
--------------------------------------------------------------------------------
(millions)                                        1998        1997        1996
--------------------------------------------------------------------------------
Net sales:
  Total segment sales                         $2,746.2    $2,198.7    $2,156.4
  Intersegment sales                              39.5        35.8        40.9
  Elimination of intersegment sales              (39.5)      (35.8)      (40.9)
--------------------------------------------------------------------------------
Total consolidated sales                      $2,746.2    $2,198.7    $2,156.4
--------------------------------------------------------------------------------
Operating income:
  Total segment operating income              $  387.1    $  351.6    $  352.8
  Segment reorganization and
    restructuring charges                        (65.7)         --       (26.8)
  Corporate reorganization and
    restructuring charges                         (8.9)         --       (19.7)
  Flooring discoloration charge                     --          --       (34.0)
  Dal-Tile charge                                   --       (29.7)         --
  Asbestos liability charge                     (274.2)         --          --
  Unallocated corporate (expense) income           1.6         0.1       (16.4)
--------------------------------------------------------------------------------
Total consolidated operating income           $   39.9    $  322.0    $  255.9
--------------------------------------------------------------------------------
Assets:
  Total assets for reportable segments        $3,637.6    $1,653.0    $1,670.5
  Assets not assigned to business segments       635.6       722.5       465.1
--------------------------------------------------------------------------------
Total consolidated assets                     $4,273.2    $2,375.5    $2,135.6
--------------------------------------------------------------------------------
Other significant items:
  Depreciation and amortization expense:
    Segment totals                            $  137.4    $  124.6    $  114.3
    Unallocated corporate depreciation
      and amortization expense                     5.3         8.1         9.4
--------------------------------------------------------------------------------
Total consolidated depreciation and
    amortization expense                      $  142.7    $  132.7    $  123.7
--------------------------------------------------------------------------------
    Capital additions:
      Segment totals                          $  165.7    $  147.5    $  207.9
      Unallocated corporate capital additions     18.6        13.0        20.1
--------------------------------------------------------------------------------
Total consolidated capital additions          $  184.3    $  160.5    $  228.0
--------------------------------------------------------------------------------


GEOGRAPHIC AREAS
--------------------------------------------------------------------------------
Net trade sales at December 31 (millions)     1998          1997          1996
--------------------------------------------------------------------------------
Americas:
    United States                         $1,803.2      $1,412.2      $1,385.2
    Canada                                    98.6          89.3          87.2
    Other Americas                            20.2          16.6          11.2
--------------------------------------------------------------------------------
  Total Americas                          $1,922.0      $1,518.1      $1,483.6
--------------------------------------------------------------------------------
Europe:
    Germany                               $  182.5      $  110.2      $  142.4
    England                                  142.5         130.3         129.5
    France                                    65.9          53.1          63.2
    Netherlands                               57.0          33.1          37.2
    Other Europe                             183.4         161.7         123.0
--------------------------------------------------------------------------------
  Total Europe                            $  631.3      $  488.4      $  495.3
--------------------------------------------------------------------------------
Pacific area and other foreign            $  192.9      $  192.2      $  177.5
--------------------------------------------------------------------------------
Total net trade sales                     $2,746.2      $2,198.7      $2,156.4
--------------------------------------------------------------------------------

Sales are attributed to countries based on location of customer.

--------------------------------------------------------------------------------
Long-lived assets at December 31 (millions)   1998          1997          1996
--------------------------------------------------------------------------------
Americas:
    United States                         $  991.9      $  746.3      $  728.9
    Canada                                    17.1          20.5          20.7
    Other Americas                             0.1           0.1           0.1
--------------------------------------------------------------------------------
  Total Americas                          $1,009.1      $  766.9      $  749.7
--------------------------------------------------------------------------------
Europe:
    Germany                               $  270.3      $   47.7      $   58.0
    England                                   52.7          54.7          51.4
    Netherlands                               42.3          13.0          16.8
    Belgium                                   34.5            --            --
    France                                    15.9          15.1          17.6
    Other Europe                              36.0          32.6          25.5
--------------------------------------------------------------------------------
  Total Europe                            $  451.7      $  163.1      $  169.3
--------------------------------------------------------------------------------
Pacific area:
    China                                 $   34.0      $   34.0      $   34.9
    Other Pacific area                         7.2           8.2          10.1
--------------------------------------------------------------------------------
  Total Pacific area                      $   41.2      $   42.2      $   45.0
--------------------------------------------------------------------------------
Total long-lived assets                   $1,502.0      $  972.2      $  964.0
--------------------------------------------------------------------------------

ACQUISITIONS

On July 22, 1998, the Company completed its acquisition of Triangle Pacific Corp. ("Triangle Pacific"), a Delaware corporation. Triangle Pacific is a leading U.S. manufacturer of hardwood flooring and other flooring and related products and a substantial manufacturer of kitchen and bathroom cabinets. The acquisition, recorded under the purchase method of accounting, included the purchase of outstanding shares of common stock of Triangle Pacific at $55.50 per share which, plus acquisition costs, resulted in a total purchase price of $911.5 million. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition while the balance of $831.1 million was recorded as goodwill and is being amortized over forty years on a straight-line basis.

     Effective August 31, 1998, the Company acquired approximately 93% of the total share capital of DLW Aktiengesellschaft ("DLW"), a corporation organized under the laws of the Federal Republic of Germany. DLW is a leading flooring manufacturer in Germany. The acquisition, recorded under the purchase method of accounting, included the purchase of 93% of the total share capital of DLW which, plus acquisition costs, resulted in a total purchase price of $289.9 million. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition while the balance of $117.2 million was recorded as goodwill and is being amortized over forty years on a straight-line basis. In this purchase price allocation, $49.6 million was allocated to the estimable net realizable value of DLW's furniture business and a carpet manufacturing business in the Netherlands, which the Company has identified as businesses held for sale.

     The allocation of the purchase price to the businesses held for sale was determined as follows:

--------------------------------------------------------------------------------
(millions)                                                               1998
--------------------------------------------------------------------------------
Estimated sales price                                                   $54.3
Less: Estimated cash outflows through disposal date                      (2.2)
      Allocated interest through disposal date                           (2.5)
--------------------------------------------------------------------------------
Total                                                                   $49.6
--------------------------------------------------------------------------------

     The final sales price and cash flows pertaining to these businesses may differ from these amounts. Disposals of these businesses should occur in the first half of 1999.

     The table below reflects the adjustment to the carrying value of the businesses held for sale relating to interest allocation, profits and cash flows in 1998.

--------------------------------------------------------------------------------
(millions)                                                               1998
--------------------------------------------------------------------------------
Carrying value at August 31, 1998                                       $49.6
  Interest allocated September 1-December 31, 1998                        1.1
  Effect of exchange rate change                                          2.8
  Profits excluded from consolidated earnings                            (0.4)
  Cash flows funded by parent                                             2.8
--------------------------------------------------------------------------------
Carrying value at December 31, 1998                                     $55.9
--------------------------------------------------------------------------------

     The purchase price allocation for these acquisitions is preliminary and further refinements are likely to be made based on the completion of final valuation studies. The operating results of these acquired businesses have been included in the Consolidated Statements of Earnings from the dates of acquisition. Triangle Pacific's fiscal year ends on the Saturday closest to December 31, which was January 2, 1999. The difference in Triangle Pacific's fiscal year from that of the parent company was due to the difficulty in changing its financial reporting systems to accommodate a calendar year end. No events occurred between December 31 and January 2 at Triangle Pacific materially affecting the Company's financial position or results of operations.

     The table below reflects unaudited pro forma combined results of the Company, Triangle Pacific and DLW as if the acquisitions had taken place at the beginning of fiscal 1998 and 1997:

--------------------------------------------------------------------------------
(millions)                                   1998              1997
--------------------------------------------------------------------------------
Net sales                                $3,479.8          $3,350.0
Net earnings                                (14.2)            173.2
Net earnings per diluted share              (0.36)             4.22
--------------------------------------------------------------------------------

     In management's opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisitions had been effective at the beginning of fiscal 1997 and 1998.

REORGANIZATION AND OTHER ACTIONS

In 1998 the Company recognized charges of $65.6 million, or $42.6 million after tax, related to severance and enhanced retirement benefits for more than 650 positions, approximately 75% of which were salaried positions. In addition, the Company recorded an estimated loss of $9.0 million, or $5.9 million after tax, related to redundant flooring products machinery and equipment held for disposal. Reorganization actions include corporate and business unit staff reductions reflecting reorganization of engineering, research and development and product styling and design; realignment of support activities in connection with implementation of a new corporate logistics and financial software system; changes to production processes in the Company's Lancaster flooring plant; and elimination of redundant positions in formation of a new combined business organization for Floor Products, Corporate Retail Accounts and Installation Products. Approximately $28.6 million is cash expenditures for severance which will occur over the next 12 months. The remainder is a noncash charge for enhanced retirement benefits.

     A second-quarter 1996 restructuring charge related primarily to the reorganization of corporate and business unit staff positions; realignment and consolidation of the Armstrong and W.W. Henry installation products businesses; restructuring of production processes in the Munster, Germany, ceilings facility; early retirement opportunities for employees in the Fulton, New York, gasket and specialty paper products facility; and write-downs of assets. These actions affected approximately 500 employees, about two-thirds of whom were in staff positions. The majority of the cash outflow occurred within the following 12 months. As of December 31, 1998, an immaterial amount remained in the 1996 reserve related to a non-cancelable operating lease.

     Severance payments of $10.4 million were made in 1998 for the elimination of 209 positions related to the 1996 and 1998 reorganization and restructuring actions.

EQUITY INVESTMENTS

Investments in affiliates were $41.8 million at December 31, 1998, a decrease of $133.1 million, reflecting the sale of the Company's ownership of Dal-Tile, somewhat offset by an increase in the Company's 50% interest in its WAVE joint venture with Worthington Industries.

     Equity earnings from affiliates for 1998 primarily comprised income from a 50% interest in the WAVE joint venture and the Company's share of a net loss at Dal-Tile and amortization of the excess of the Company's investment in Dal-Tile over the underlying equity in net assets. Equity losses from affiliates in 1997 included $8.4 million for the Company's Share of operating losses incurred by Dal-Tile; a $29.7 million loss for the Company's share of a charge incurred by Dal-Tile, primarily for uncollectible receivables and overstocked inventories; and $4.3 million for the amortization of Armstrong's initial investment in Dal-Tile over the underlying equity in net assets. Equity earnings from affiliates for 1996 primarily comprised the Company's after-tax share of the net income of the Dal-Tile International Inc. business combination, amortization of the excess of the Company's investment in Dal-Tile over the underlying equity in net assets, and earnings from its 50% interest in the WAVE joint venture.

     In 1995 the Company entered into a business combination with Dal-Tile whereby the Company exchanged cash and the stock of its ceramic tile operations, consisting primarily of American Olean Tile Company, a wholly-owned subsidiary, for ownership of 37% of the shares of Dal-Tile. In August 1996, Dal-Tile issued new shares in a public offering decreasing the Company's ownership share from 37% to 33%. During 1997, the Company purchased additional shares of Dal-Tile stock, increasing the Company's ownership to 34%.

     In 1996 Dal-Tile refinanced all of its existing debt and recorded an extraordinary loss. The Company's share of the extraordinary loss was $8.9 million after tax or $0.21 per diluted share.

     In 1998 the Company announced its intention to dispose of its investment in Dal-Tile. In July the Company sold 10.35 million shares of Dal-Tile at $8.50 per share before commission and fees. Since this sale reduced the Company's ownership of Dal-Tile below 20%, remaining shares were classified as available-for-sale under the terms of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." An unrealized holding gain arising from valuing the securities at market price was excluded from income and recognized as a separate component of shareholders' equity.

     In October and November, the Company sold its remaining 8.02 million shares of Dal-Tile at $8.50 per share before commission and fees. The Company recorded a total gain of $12.8 million after tax, classified as "Other income," in the last half of 1998 on these sales.

RECEIVABLES
--------------------------------------------------------------------------------
Accounts and notes receivable (millions)                     1998         1997
--------------------------------------------------------------------------------
Customers' receivables                                     $462.9       $255.2
Customers' notes                                             15.5         15.1
Miscellaneous receivables                                    11.8         19.8
--------------------------------------------------------------------------------
                                                            490.2        290.1
--------------------------------------------------------------------------------
Less allowance for discounts and losses                      49.8         37.5
--------------------------------------------------------------------------------
Net                                                        $440.4       $252.6
--------------------------------------------------------------------------------

     Generally, the Company sells its products to select, preapproved customers whose businesses are directly affected by changes in economic and market conditions. The Company considers these factors and the financial condition of each customer when establishing its allowance for losses from doubtful accounts.

     Trade receivables are recorded in gross billed amounts as of date of shipment. Provision is made for estimated applicable discounts and losses.

INVENTORIES

Approximately 38% of the Company's total inventory in 1998 and 57% in 1997 were valued on a LIFO (last-in, first-out) basis. Inventory values were lower than would have been reported on a total FIFO (first-in, first-out) basis, by $50.5 million at the end of 1998 and $60.3 million at year-end 1997.

--------------------------------------------------------------------------------
Inventories (millions)                                     1998           1997
--------------------------------------------------------------------------------
Finished goods                                           $251.2         $149.4
Goods in process                                           51.5           19.9
Raw materials and supplies                                162.4           50.8
--------------------------------------------------------------------------------
Total                                                    $465.1         $220.1
--------------------------------------------------------------------------------


PROPERTY, PLANT AND EQUIPMENT
--------------------------------------------------------------------------------
(millions)                                                 1998           1997
--------------------------------------------------------------------------------
Land                                                   $  111.5       $   20.4
Buildings                                                 549.8          395.4
Machinery and equipment                                 1,759.5        1,450.5
Construction in progress                                  203.1          110.2
--------------------------------------------------------------------------------
                                                        2,623.9        1,976.5
--------------------------------------------------------------------------------
Less accumulated depreciation
        and amortization                                1,121.9        1,004.3
--------------------------------------------------------------------------------
Net                                                    $1,502.0       $  972.2
--------------------------------------------------------------------------------


GOODWILL AND OTHER INTANGIBLES
--------------------------------------------------------------------------------
(millions)                                                 1998           1997
--------------------------------------------------------------------------------
Goodwill                                                $ 993.4         $ 44.0
Less accumulated amortization                              28.0           16.3
--------------------------------------------------------------------------------
Total goodwill                                          $ 965.4         $ 27.7
--------------------------------------------------------------------------------
Other intangibles                                       $  78.7         $ 55.2
Less accumulated amortization                              15.5           22.6
--------------------------------------------------------------------------------
Total other intangibles                                 $  63.2         $ 32.6
--------------------------------------------------------------------------------

     Goodwill and other intangibles increased by $968.3 million, reflecting goodwill related to Triangle Pacific and DLW, higher spending levels in computer software systems and acquired intangibles from acquisitions. Unamortized computer software costs included in other intangibles were $56.0 million at December 31, 1998, and $24.8 million at December 31, 1997.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES
--------------------------------------------------------------------------------
(millions)                                                 1998           1997
--------------------------------------------------------------------------------
Payables, trade and other                                $235.2         $174.0
Asbestos-related claims, current portion                   80.0           72.0
Employment costs                                           82.5           47.7
Reorganization and severance payments                      30.6           12.2
Other                                                     116.5           34.0
--------------------------------------------------------------------------------
Total                                                    $544.8         $339.9
--------------------------------------------------------------------------------

DEBT
--------------------------------------------------------------------------------
                                                 Average               Average
                                                year-end              year-end
                                                interest              interest
(millions)                             1998         rate       1997       rate
--------------------------------------------------------------------------------
Short-term debt:
  Commercial paper                 $  104.1        6.20%   $   60.8      6.33%
  Foreign banks                        45.8        5.29%       23.3      6.23%
--------------------------------------------------------------------------------
Total short-term debt              $  149.9        5.92%   $   84.1      6.30%
--------------------------------------------------------------------------------
Long-term debt:
  Bank loans due 1999-2006         $   91.9        4.96%   $   25.0      4.74%
  Medium-term notes
    8.95-9% due 2000-2001              25.6        8.96%       39.1      8.94%
  6.35% Senior notes due 2003         199.8        6.35%         --        --
  6.5% Senior notes due 2005          149.7        6.50%         --        --
  9 3/4% debentures due 2008          125.0        9.75%      125.0      9.75%
  7.45% Senior quarterly
    interest bonds due 2038           180.0        7.45%         --        --
  Industrial development bonds         31.2        4.67%       19.5      5.10%
  Commercial paper, noncurrent        750.0        6.20%         --        --
  Capital lease obligations            13.3        7.25%         --        --
  Other                                29.2        7.28%       29.0      7.76%
--------------------------------------------------------------------------------
Total long-term debt               $1,595.7        6.64%   $  237.6      8.46%
--------------------------------------------------------------------------------
Less current installments              32.9        5.54%       14.5      8.91%
--------------------------------------------------------------------------------
Net long-term debt                 $1,562.8        6.66%   $  223.1      8.43%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Scheduled amortization of long-term debt (millions)
--------------------------------------------------------------------------------
2000        $ 51.2                            2003        $656.5
2001         331.7                            2004          16.3
2002           5.5
--------------------------------------------------------------------------------

     On August 11, 1998, the Company completed an offering of $200 million of 6.35% Senior Notes due 2003 and a concurrent offering of $150 million of 6.5% Senior Notes due 2005. On October 28, 1998, the Company completed an offering of $180 million of 7.45% Senior Quarterly Interest Bonds due 2038. The Company used the proceeds from the issuance of the securities to repay outstanding commercial paper.

     The 7.45% Senior Quarterly Interest Bonds are callable in five years and have no sinking-fund requirements.

     The Company's 9 3/4% debentures, senior notes and medium-term notes are not redeemable until maturity and have no sinking-fund requirements.

     The industrial development bonds mature in 2004, 2009 and 2024.

     Other debt includes an $18.6 million zero-coupon note due in 2013 that had a carrying value of $2.8 million at December 31, 1998, and an effective interest rate of 13.4%.

The Company has three unused credit agreements: a $450 million credit agreement expiring in 364 days; a $450 million line of credit expiring in 2003; and a revolving line of credit of $300 million, expiring in 2001. In addition, the Company's foreign subsidiaries have approximately $258.9 million of unused short-term lines of credit available from banks. The credit lines are subject to immaterial annual commitment fees. The Company intends to refinance a portion of its outstanding commercial paper balance on a long-term basis. Such intent is supported by the $450 million line of credit expiring in 2003 and the $300 million revolving line of credit expiring in 2001. Accordingly, long-term debt includes $750 million of commercial paper reclassified from short-term debt.

     In 1997 and 1998 the Company entered into forward-starting interest rate swaps designated as hedges of long-term bonds. In 1998 the Company terminated these interest rate swaps concurrent with the issuance of its 7.45% quarterly interest bond due 2038. The loss of $16.3 million upon termination of the swaps will be recognized as an adjustment to interest expense over the life of the bond.

FINANCIAL INSTRUMENTS

The Company does not hold or issue financial instruments for trading purposes. The estimated fair value of the Company's financial instruments are as follows:

--------------------------------------------------------------------------------
                                       1998    Estimated     1997     Estimated
(In millions at                     Carrying     fair      Carrying     fair
December 31)                         amount      value      amount      value
--------------------------------------------------------------------------------
Assets:
  Cash and cash equivalents        $   38.2   $   38.2    $   57.9   $   57.9
  Receivables                         440.4      440.4       252.6      252.6
Liabilities:
  Accounts payable and
    accrued expenses               $  544.8   $  544.8    $  339.9   $  339.9
  Short-term and
    long-term debt                  1,745.6    1,756.0       321.7      356.6
  Other long-term liabilities         115.8      115.8        98.3       98.3
Off-balance sheet financial
  instruments:
  Foreign currency
    contract obligations           $     --   $    6.4    $     --   $    0.3
  Letters of credit/financial
    guarantees                           --      244.6          --      186.1
  Lines of credit                        --    1,458.9          --      409.6
  Natural gas contracts                  --       (0.5)         --       (0.1)
--------------------------------------------------------------------------------

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

     Other long-term liabilities consist primarily of deferred compensation payments, for which cost approximates fair value.

     Foreign currency contract obligations are estimated by obtaining quotes from brokers.

     Letters of credit, financial guarantees and lines of credit amounts are based on the estimated cost to settle the obligations.

     Natural gas contract amounts are based on estimated cost to settle the contracts.

INCOME TAXES
--------------------------------------------------------------------------------
Income taxes payable (millions)                                 1998      1997
--------------------------------------------------------------------------------
Payable -- current                                             $25.3     $32.2
Deferred -- current                                              0.4       0.8
--------------------------------------------------------------------------------
Total                                                          $25.7     $33.0
--------------------------------------------------------------------------------

     The tax effects of principal temporary differences between the carrying amounts of assets and liabilities and their tax bases are summarized in the table below. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize deferred tax assets except for net operating losses and capital loss carryforwards. Of the $61.1 million in capital loss carryforwards at December 31, 1998, $15.0 million will expire in 1999, $37.7 million will expire in 2001 and $8.4 million will expire in 2003. Of the $21.3 million in foreign net operating losses, $3.3 million will expire in 2003 and the remaining $18.0 million will be carried forward indefinitely. Valuation allowances increased $0.2 million in 1998.

--------------------------------------------------------------------------------
Deferred income taxes (millions)                           1998         1997
--------------------------------------------------------------------------------
  Postretirement and postemployment benefits            $ (87.7)     $ (87.0)
  Reorganization payments                                 (24.2)        (7.4)
  Asbestos-related liabilities                           (150.3)       (82.1)
  Net operating losses                                     (8.2)        (9.0)
  Capital loss carryforward                               (21.3)       (20.4)
  Other                                                   (97.9)       (66.0)
--------------------------------------------------------------------------------
Total deferred tax assets                               $(389.6)     $(271.9)
--------------------------------------------------------------------------------
Valuation allowance                                        29.5         29.3
--------------------------------------------------------------------------------
Net deferred tax assets                                 $(360.1)     $(242.6)
--------------------------------------------------------------------------------
  Accumulated depreciation                              $ 224.8      $ 102.4
  Pension costs                                            51.3         48.3
  Insurance for asbestos-related liabilities               92.7         94.4
  Other                                                    55.7         30.5
--------------------------------------------------------------------------------
Total deferred income tax liabilities                   $ 424.5      $ 275.6
--------------------------------------------------------------------------------
Net deferred income tax liabilities                     $  64.4      $  33.0
--------------------------------------------------------------------------------
Deferred tax asset -- current                             (43.2)       (20.7)
--------------------------------------------------------------------------------
Deferred income tax liability -- long term              $ 107.6      $  53.7
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Details of taxes (millions)                     1998        1997        1996
--------------------------------------------------------------------------------
Earnings (loss) before income taxes:
     Domestic                                $ (57.1)    $ 236.4     $ 176.5
     Foreign                                    63.5        92.9        87.6
     Eliminations                              (27.0)      (33.1)      (23.9)
--------------------------------------------------------------------------------
Total                                        $ (20.6)    $ 296.2     $ 240.2
--------------------------------------------------------------------------------
Income tax provision (benefit):
  Current:
     Federal                                 $  11.2     $  46.8     $  36.2
     Foreign                                    21.7        35.7        33.4
     State                                       1.3         1.5         1.4
--------------------------------------------------------------------------------
  Total current                                 34.2        84.0        71.0
--------------------------------------------------------------------------------
  Deferred:
     Federal                                   (48.2)       30.9         4.9
     Foreign                                     2.3        (3.7)       (0.5)
     State                                       0.4          --          --
--------------------------------------------------------------------------------
  Total deferred                               (45.5)       27.2         4.4
--------------------------------------------------------------------------------
Total income taxes                           $ (11.3)    $ 111.2     $  75.4
--------------------------------------------------------------------------------

     At December 31, 1998, unremitted earnings of subsidiaries outside the United States were $155.6 million (at December 31, 1998, balance sheet exchange rates) for which no U.S. taxes have been provided. If such earnings were to be remitted without offsetting tax credits in the United States, withholding taxes would be $5.4 million. The Company's intention, however, is to reinvest unremitted earnings permanently or to repatriate them only when it is tax effective to do so.

--------------------------------------------------------------------------------
Reconciliation to
U.S. statutory tax rate (millions)                1998       1997       1996
--------------------------------------------------------------------------------
Tax expense (benefit) at statutory rate        $  (7.2)   $ 103.7    $  84.1
State income taxes, net of federal benefit         1.7        1.0        0.9
(Benefit) on ESOP dividend                        (1.2)      (0.9)      (1.5)
Tax (benefit) on foreign and
   foreign-source income                           0.6        1.1        6.2
Utilization of excess foreign tax credit            --       (2.9)      (6.5)
Equity in (earnings) loss of affiliates           (6.2)       9.9       (4.2)
Insurance programs                                (1.0)      (0.8)      (1.2)
Goodwill                                           3.3         --         --
Other items                                       (1.3)       0.1       (2.4)
--------------------------------------------------------------------------------
Tax (benefit) expense at effective rate        $ (11.3)   $ 111.2    $  75.4
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Other taxes (millions)                            1998       1997       1996
--------------------------------------------------------------------------------
Payroll taxes                                  $  65.0    $  50.7    $  51.5
Property, franchise and capital
        stock taxes                            $  20.0    $  16.6    $  14.7
--------------------------------------------------------------------------------

Other long-term liabilities
--------------------------------------------------------------------------------
(millions)                                                   1998       1997
--------------------------------------------------------------------------------
Deferred compensation                                     $  38.1    $  32.8
Other                                                        77.7       65.5
--------------------------------------------------------------------------------
Total other long-term liabilities                         $ 115.8    $  98.3
--------------------------------------------------------------------------------

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

In 1989 Armstrong established an Employee Stock Ownership Plan (ESOP) that borrowed $270 million from banks and insurance companies, repayable over 15 years and guaranteed by the Company. The ESOP used the proceeds to purchase 5,654,450 shares of a new series of convertible preferred stock issued by the Company. In 1996 the ESOP was merged with the Retirement Savings Plan to form the new Retirement Savings and Stock Ownership Plan (RSSOP). On July 31, 1996, the trustee of the ESOP converted the preferred stock held by the trust into approximately 5.1 million shares of common stock at a one-for-one ratio.

     The number of shares released for allocation to participant accounts is based on the proportion of principal and interest paid to the total amount of debt service remaining to be paid over the life of the borrowings. Through December 31, 1998, the ESOP had allocated to participants a total of 1,966,000 shares and retired 953,000 shares.

     The ESOP currently covers parent company nonunion employees and some union employees.

     The Company's guarantee of the ESOP loan has been recorded as a long-term obligation and as a reduction of shareholders' equity on its Consolidated Balance Sheets.

--------------------------------------------------------------------------------
Details of ESOP debt service
payments (millions)                           1998         1997         1996
--------------------------------------------------------------------------------
Preferred dividends paid                   $    --      $    --      $   8.9
Common stock dividends paid                    9.0          8.5          4.0
Employee contributions                         9.8          9.7          5.3
Company contributions                         11.4         14.7         11.0
Company loans to ESOP                         10.1          5.5          4.2
--------------------------------------------------------------------------------
Debt service payments made
        by ESOP trustee                    $  40.3      $  38.4      $  33.4
--------------------------------------------------------------------------------

     The Company recorded costs for the ESOP, utilizing the 80% of the shares allocated method, of $6.9 million in 1998, $10.4 million in 1997 and $9.4 million in 1996. These costs were partially offset by savings realized from previous changes to Company-sponsored health care benefits and elimination of the contribution-matching feature in the Company-sponsored voluntary retirement savings plan.

     The trustee borrowed $10.1 million from the Company in 1998, $5.5 million in 1997, and $4.2 million in 1996. These loans were made to ensure that the financial arrangements provided to employees remain consistent with the original intent of the ESOP.

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

--------------------------------------------------------------------------------
Changes in option shares outstanding
(thousands except for share price)             1998         1997         1996
--------------------------------------------------------------------------------
Option shares at beginning of year          2,161.3      2,161.4      1,841.6
Options granted                               914.8        286.8        728.7
Option shares exercised                      (253.3)      (265.5)      (376.7)
Stock appreciation rights exercised            (3.1)        (4.7)       (10.8)
Options cancelled                             (36.0)       (16.7)       (21.4)
Option shares at end of year                2,783.7      2,161.3      2,161.4
Option shares exercisable at end
  of year                                   1,372.0      1,262.1      1,185.8
Shares available for grant                    789.7      1,585.5      1,914.6
--------------------------------------------------------------------------------
Weighted average price per share:
        Options outstanding               $   60.41    $   54.01    $   50.06
        Options exercisable                   52.38        46.88        41.11
        Options granted                       70.43        69.63        60.30
        Option shares exercised               41.68        39.10        36.27
--------------------------------------------------------------------------------

     The table below summarizes information about stock options outstanding at December 31, 1998.

--------------------------------------------------------------------------------
Stock options outstanding as of 12/31/98
--------------------------------------------------------------------------------
                      Options outstanding                Options exercisable
          ------------------------------------------   ------------------------
Range        Number        Weighted-       Weighted-     Number       Weighted-
of        outstanding       average         average    exercisable     average
exercise      at           remaining       exercise        at         exercise
prices     12/31/98     contractual life    price       12/31/98        price
--------------------------------------------------------------------------------
$29-55     713,468           4.9           $43.31        698,168       $43.09
 55-60     625,042           7.3            59.52        461,662        59.76
 60-68     565,540           8.1            63.90        125,112        63.45
 68-72     238,437           8.2            69.90         69,073        69.91
 72-86     641,230           9.1            73.71         17,973        79.23
--------------------------------------------------------------------------------
         2,783,717                                     1,371,988
--------------------------------------------------------------------------------

     Performance restricted shares issuable under the 1993 Long-Term Stock Incentive Plan entitle certain key executive employees to earn shares of Armstrong's common stock, but only if the total Company or individual business units meet certain predetermined performance measures during defined performance periods (generally three years). Total Company performance measures include Armstrong's total shareholder return relative to a peer group of 12 companies. At the end of performance periods, common stock awarded will carry additional restriction periods (generally three or four years), during which time the shares will be held in custody by the Company until the expiration or termination of restrictions. Compensation expense will be charged to earnings over the performance period. Within performance periods at the end of 1998 were 6,600 performance restricted shares outstanding, with 777 accumulated dividend equivalent shares. No restricted common stock awards were earned based on the performance period ending December 31, 1998. Within restriction periods at the end of 1998 were 182,425 shares of restricted common stock outstanding based on performance periods ending prior to 1998.

     Restricted stock awards can be used for the purposes of recruitment, special recognition and retention of key employees. Awards for 36,750 shares of restricted stock were granted (excluding performance based awards discussed above) during 1998. At the end of 1998, there were 157,334 restricted shares of common stock outstanding.

     On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the following pro forma amounts.

--------------------------------------------------------------------------------
(millions)                                     1998          1997         1996
--------------------------------------------------------------------------------
Net earnings (loss):
   As reported                             $   (9.3)     $  185.0     $  155.9
   Pro forma                                  (16.1)        180.7        150.7
Basic earnings (loss) per share:
   As reported                                (0.23)         4.55         3.81
   Pro forma                                  (0.40)         4.45         3.68
Diluted earnings (loss) per share:
   As reported                                (0.23)         4.50         3.61
   Pro forma                                  (0.40)         4.39         3.49
--------------------------------------------------------------------------------

     The fair value of grants was estimated on the date of grant using the Black-Scholes option pricing model with the assumptions for 1998, 1997 and 1996 presented in the table below. The weighted-average fair value of stock options granted in 1998 was $17.34.

--------------------------------------------------------------------------------
                                            1998          1997          1996
--------------------------------------------------------------------------------
Risk-free interest rates                    5.14%         6.21%         6.17%
Dividend yield                              3.03%         2.46%         2.32%
Expected lives                           5 years       5 years       5 years
Volatility                                    28%           19%           21%
--------------------------------------------------------------------------------

     Because the SFAS No. 123 method of accounting has not been applied to grants prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

EMPLOYEE COMPENSATION

Employee compensation and the average number of employees are presented in the table below. Charges for severance costs and early retirement incentives to terminated employees have been excluded.

--------------------------------------------------------------------------------
Employee compensation cost summary (millions)      1998       1997       1996
--------------------------------------------------------------------------------
Wages and salaries                              $ 590.4    $ 494.7    $ 509.7
Payroll taxes                                      65.0       50.7       51.5
Pension credits                                   (38.1)     (22.2)     (16.1)
Insurance and other benefit costs                  60.0       51.9       50.7
Stock-based compensation                            5.0        9.6        5.8
--------------------------------------------------------------------------------
Total                                           $ 682.3    $ 584.7    $ 601.6
--------------------------------------------------------------------------------
Average number of employees                      13,881     10,643     10,572
--------------------------------------------------------------------------------

PENSION AND OTHER BENEFIT PROGRAMS

The Company and a number of its subsidiaries have pension plans and postretirement medical and insurance benefit plans covering eligible employees worldwide.

     The Company also has defined-contribution pension plans for eligible employees. Costs for these plans were $6.9 million in 1998, $10.4 million in 1997, and $9.9 million in 1996. The Company also has an Employee Stock Ownership Plan, as described on page 39. Benefits from the pension plan, which cover substantially all employees and include the employees of Triangle Pacific, acquired on July 22, 1998, are based on an employee's compensation and years of service. Pension plans are funded by the Company. Postretirement benefits are funded by the Company on a pay-as-you-go basis, with the retiree paying a portion of the cost for health care benefits by means of deductibles and contributions. The Company announced in 1989 and 1990 a 15-year phaseout of its health care benefits for certain future retirees. These future retirees include parent company nonunion employees and some union employees. Shares of ESOP common stock are scheduled to be allocated to these employees, based on employee age and years to expected retirement, to help offset future postretirement medical costs.

     The FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," in February 1998. In accordance with this standard, pension costs for the U.S. include those related to the pension plan and the retirement benefit equity plan, a nonqualified pension plan. The new standard does not change the measurement or recognition of costs for pension or other postretirement plans. It standardizes disclosures and eliminates those that are no longer useful. The following tables, in accordance with the new standard, summarize the balance sheet impact, as well as the benefit obligations, assets, funded status and rate assumptions associated with the pension and postretirement benefit plans. The plan assets are primarily listed as stocks and bonds. Included in these assets were 1,426,751 shares of Armstrong common stock at year-end 1997 and 1998.


-----------------------------------------------------------------------------------
                                                            Retiree Health and Life
U.S. defined-benefit                       Pension Benefits   Insurance Benefits
plans (millions)                           1998       1997       1998      1997
-----------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation as of
        January 1                      $1,078.1   $1,001.3   $  262.7  $  247.1
Service cost                               17.5       16.4        3.3       3.3
Interest cost                              72.6       72.6       17.2      17.6
Plan participants' contributions             --         --        2.3       2.1
Acquisition                                15.1         --         --        --
Effect of special termination benefits     38.1        7.8         --        --
Actuarial loss (gain)                      15.5       51.8       (1.0)     14.1
Benefits paid                             (73.4)     (71.8)     (22.0)    (21.5)
-----------------------------------------------------------------------------------
Benefit obligation as
        of December 31                 $1,163.5   $1,078.1   $  262.5  $  262.7
-----------------------------------------------------------------------------------
Change in plan assets:
Fair value of plan assets as
        of January 1                   $1,754.4   $1,501.9   $     --  $     --
Actual return on plan assets              180.3      322.6         --        --
Acquisition                                11.4         --         --        --
Employer contribution                       2.2        1.7       19.7      19.4
Plan participants' contributions             --         --        2.3       2.1
Benefits paid                             (73.4)     (71.8)     (22.0)    (21.5)
-----------------------------------------------------------------------------------
Fair value of plan assets as
        of December 31                 $1,874.9   $1,754.4   $    0.0  $    0.0
-----------------------------------------------------------------------------------
Funded status                          $  711.4   $  676.3   $ (262.5) $ (262.7)
Unrecognized net actuarial
        loss (gain)                      (597.4)    (586.2)      48.8      50.9
Unrecognized transition asset             (20.7)     (26.9)        --        --
Unrecognized prior service
        cost (benefit)                     82.2       92.2       (6.0)     (6.8)
-----------------------------------------------------------------------------------
Net amount recognized                  $  175.5   $  155.4   $ (219.7) $ (218.6)
-----------------------------------------------------------------------------------

     The funded status of U.S. defined-benefit plans was determined using the assumptions presented in the table below.

-----------------------------------------------------------------------------------
                                                            Retiree Health and Life
                                           Pension Benefits   Insurance  Benefits
U.S. defined-benefit plans                 1998       1997       1998      1997
-----------------------------------------------------------------------------------
Weighted-average assumption
   as of December 31:
Discount rate                              6.75%      7.00%      6.75%     7.00%
Expected return on plan assets             8.75%      8.75%       n/a       n/a
Rate of compensation increase              3.75%      4.00%      3.75%     4.00%
-----------------------------------------------------------------------------------

     Amounts recognized in the Consolidated Balance Sheets consist of:

-------------------------------------------------------------------------------------
                                                             Retiree Health and Life
                                           Pension Benefits   Insurance Benefits
(millions)                                 1998       1997       1998      1997
-------------------------------------------------------------------------------------
Prepaid benefit costs                   $ 187.8    $ 164.2    $    --   $    --
Accrued benefit liability                 (40.2)     (23.2)    (219.7)   (218.6)
Intangible asset                            2.3        2.6         --        --
Other comprehensive income                 25.6       11.8         --        --
-------------------------------------------------------------------------------------
Net amount recognized                   $ 175.5    $ 155.4    $(219.7)  $(218.6)
-------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------
U.S. Pension plans with benefit obligations                     Pension Benefits
in excess of assets (millions)                                   1998      1997
-------------------------------------------------------------------------------------
Retirement benefit equity plan
Projected benefit obligation, December 31                       $48.4     $30.1
Accrued benefit obligation, December 31                          40.2      23.2
Fair value of plan assets, December 31                             --        --
-------------------------------------------------------------------------------------

     The components of pension credit are as follows:

-------------------------------------------------------------------------------------
U.S. defined-benefit                                 Pension Benefits
plans (millions)                              1998         1997         1996
-------------------------------------------------------------------------------------
Service cost of benefits earned
   during the year                         $  17.5      $  16.4      $  17.6
Interest cost on projected
   benefit obligation                         72.6         72.6         67.4
Expected return on plan assets              (136.2)      (122.8)      (113.8)
Amortization of transition asset              (6.2)        (6.2)        (6.2)
Amortization of prior service cost            10.0         10.0         10.0
Recognized net actuarial gain                (18.4)       (13.6)       (12.0)
-------------------------------------------------------------------------------------
Net periodic pension credit                $ (60.7)     $ (43.6)     $ (37.0)
-------------------------------------------------------------------------------------

     Costs for other funded and unfunded pension plans were $4.0 million in 1998, $2.8 million in 1997 and $2.5 million in 1996.

     The components of postretirement benefit costs are as follows:

-------------------------------------------------------------------------------------
U.S. defined-benefit                      Retiree Health and Life Insurance Benefits
plans (millions)                                1998       1997       1996
-------------------------------------------------------------------------------------
Service cost of benefits earned
        during the year                      $   3.3    $   3.3    $   3.7
Interest cost on accumulated
        postretirement benefit obligation       17.2       17.6       17.0
Amortization of prior service benefit           (0.9)      (0.9)      (0.9)
Recognized net actuarial loss                    1.3        1.2        1.4
-------------------------------------------------------------------------------------
Net periodic postretirement benefit cost     $  20.9    $  21.2    $  21.2
-------------------------------------------------------------------------------------

     For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998. The rate was assumed to decrease 1% per year to an ultimate rate of 6% by the year 2000.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

--------------------------------------------------------------------------------
U.S. retiree health and life                        One percentage point
insurance benefit plans (millions)                 Increase      Decrease
--------------------------------------------------------------------------------
Effect on total of service and interest cost
        components                                  $ 2.2         $ (1.8)
Effect on postretirement benefit obligation         $22.8         $(19.3)
--------------------------------------------------------------------------------

     The Company has pension plans covering employees in a number of foreign countries that utilize assumptions that are consistent with, but not identical to, those of the U.S. plans. These plans include those of DLW, acquired on August 31, 1998. The following tables summarize the balance sheet impact as well as the benefit obligations, assets, funded status and rate assumptions associated with pension benefits.

--------------------------------------------------------------------------------
Non-U.S. defined-benefit                                  Pension Benefits
plans (millions)                                         1998          1997
--------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation as of January 1                    $ 127.4       $ 125.5
Service cost                                              6.3           5.7
Interest cost                                            12.3           8.8
Plan participants' contributions                          1.4           1.1
Plan amendments                                            --           0.5
Acquisition                                             164.6            --
Effect of settlements                                    (0.5)         (1.3)
Effect of special termination benefits                    0.5            --
Foreign currency translation adjustment                  12.8          (9.2)
Actuarial loss                                           10.2           2.2
Benefits paid                                            (9.8)         (5.9)
--------------------------------------------------------------------------------
Benefit obligation as of December 31                  $ 325.2       $ 127.4
--------------------------------------------------------------------------------
Change in plan assets:
Fair value of plan assets as of January 1             $  95.5       $  84.5
Actual return on plan assets                             16.7          15.4
Acquisition                                              35.1            --
Employer contribution                                     6.3           2.5
Plan participants' contribution                           1.4           1.1
Foreign currency translation adjustment                   1.9          (2.1)
Benefits paid                                            (9.8)         (5.9)
--------------------------------------------------------------------------------
Fair value of plan assets as of December 31           $ 147.1       $  95.5
--------------------------------------------------------------------------------
Funded status                                         $(178.1)      $ (31.9)
Unrecognized net actuarial gain                         (21.1)        (21.8)
Unrecognized transition obligation                        1.6           1.4
Unrecognized prior service cost                           4.9           5.3
--------------------------------------------------------------------------------
Net amount recognized                                 $(192.7)      $ (47.0)
--------------------------------------------------------------------------------


     Amounts recognized in the Consolidated Balance Sheets consist of:

--------------------------------------------------------------------------------
                                                       Pension Benefits
(millions)                                             1998        1997
--------------------------------------------------------------------------------
Prepaid benefit cost                                $   2.2     $   3.2
Accrued benefit liability                            (195.3)      (50.6)
Intangible asset                                        0.2         0.2
Other comprehensive income                              0.2         0.2
--------------------------------------------------------------------------------
Net amount recognized                               $(192.7)    $ (47.0)
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
Non-U.S. pension plans with benefit obligations        Pension Benefits
in excess of assets (millions)                         1998        1997
--------------------------------------------------------------------------------
Projected benefit obligation, December 31            $192.5       $46.8
Accrued benefit obligation, December 31               186.3        45.1
Fair value of plan assets, December 31                  0.6          --
--------------------------------------------------------------------------------

     The components of pension cost are as follows:

--------------------------------------------------------------------------------
Non-U.S. defined-benefit                                   Pension Benefits
plans (millions)                                     1998       1997       1996
--------------------------------------------------------------------------------
Service cost of benefits earned
        during the year                           $   6.3    $   5.7    $   5.3
Interest cost on projected
        benefit obligation                           12.3        8.8        8.6
Expected return on plan assets                       (7.4)      (6.8)      (5.9)
Amortization of transition obligation                 0.3        0.3        0.7
Amortization of prior service cost (benefit)          0.4        0.4       (0.1)
Recognized net actuarial gain                        (0.2)      (0.2)      (0.1)
--------------------------------------------------------------------------------
Net periodic pension cost                         $  11.7    $   8.2    $   8.5
--------------------------------------------------------------------------------

     The funded status of non-U.S. defined-benefit plans was determined using the assumptions presented in the table below.

--------------------------------------------------------------------------------
                                                              Pension Benefits
Non-U.S. defined-benefit plans                                1998        1997
--------------------------------------------------------------------------------
Weighted-average assumption as of December 31:
Discount rate                                                 6.25%       7.00%
Expected return on plan assets                                6.25%       8.00%
Rate of compensation increase                                 3.50%       4.75%
--------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Treasury share changes for 1998, 1997 and 1996 are as follows:

--------------------------------------------------------------------------------
Years ended
December 31 (thousands)                       1998          1997          1996
--------------------------------------------------------------------------------
Common shares
Balance at beginning of year              11,759.5      10,714.6      15,014.1
Stock purchases(1)                           389.5       1,299.2       1,357.6
Stock issuance activity, net(2)             (292.3)       (254.3)     (5,657.1)
--------------------------------------------------------------------------------
Balance at end of year                    11,856.7      11,759.5      10,714.6
--------------------------------------------------------------------------------

Note 1: Includes small unsolicited buybacks of shares, shares received under share tax withholding transactions and open market purchases of stock through brokers.

Note 2: 1996 includes 5,057,400 shares issued as a result of conversion of preferred to common stock.

     In July 1996, the Board of Directors authorized the Company to repurchase
3.0 million shares of its common stock through the open market or through privately negotiated transactions, bringing the total authorized common share repurchases to 5.5 million shares. Under the total plan, Armstrong has repurchased approximately 4,017,000 shares through December 31, 1998, with a total cash outlay of $248.1 million, including 355,000 repurchased in 1998.

     In June 1998, the Company halted purchases of its common shares under the common share repurchase program in connection with its announcement to purchase Triangle Pacific and DLW.

     The balance of each component of other comprehensive income as of December 31, 1998, and December 31, 1997, is presented in the table below.

--------------------------------------------------------------------------------
(millions)                                                  1998         1997
--------------------------------------------------------------------------------
Foreign currency translation adjustments
   and hedging activities                                  $ 8.7        $ 1.7
Minimum pension liability adjustments                       16.7         14.5
--------------------------------------------------------------------------------
Total                                                      $25.4        $16.2
--------------------------------------------------------------------------------

     The related tax effects allocated to each component of other comprehensive income are presented in the table below.

--------------------------------------------------------------------------------
                                               Before-Tax     Tax     After-Tax
(millions)                                       Amount     Benefit    Amount
--------------------------------------------------------------------------------
Foreign currency translation
 adjustments and hedging activities               $ 7.0      $ 0.0      $ 7.0
Minimum pension liability adjustments              13.8       11.6        2.2
--------------------------------------------------------------------------------
Total                                             $20.8      $11.6      $ 9.2
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Other comprehensive income
reclassification adjustments (millions)                        1998        1997
--------------------------------------------------------------------------------
Unrealized holding gains arising during period               $ 12.8       $  --
Less:
        Reclassification adjustment for gains
           included in net income                             (12.8)         --
--------------------------------------------------------------------------------
Net unrealized gains on securities                           $  0.0       $  --
--------------------------------------------------------------------------------

PREFERRED STOCK PURCHASE RIGHTS PLAN

In 1996 the Board of Directors renewed the Company's 1986 shareholder rights plan and in connection therewith declared a distribution of one right for each share of the Company's common stock outstanding on and after January 19, 1996. In general, the rights become exercisable at $300 per right for a fractional share of a new series of Class A preferred stock 10 days after a person or group, other than certain affiliates of the Company, either acquires beneficial ownership of shares representing 20% or more of the voting power of the Company or announces a tender or exchange offer that could result in such person or group beneficially owning shares representing 28% or more of the voting power of the Company. If thereafter any person or group becomes the beneficial owner of 28% or more of the voting power of the Company or if the Company is the surviving company in a merger with a person or group that owns 20% or more of the voting power of the Company, then each owner of a right (other than such 20% shareholder) would be entitled to purchase shares of Company common stock having a value equal to twice the exercise price of the right. Should the Company be acquired in a merger or other business combination, or sell 50% or more of its assets or earnings power, each right would entitle the holder to purchase, at the exercise price, common shares of the acquirer having a value of twice the exercise price of the right. The exercise price was determined on the basis of the Board's view of the long-term value of the Company's common stock. The rights have no voting power nor do they entitle a holder to receive dividends. At the Company's option, the rights are redeemable prior to becoming exercisable at five cents per right. The rights expire on March 21, 2006.

SUPPLEMENTAL FINANCIAL INFORMATION

--------------------------------------------------------------------------------
Selected operating expenses (millions)           1998        1997       1996
--------------------------------------------------------------------------------
Maintenance and repair costs                 $  112.3    $  107.3   $  105.3
Research and development costs                   42.2        47.8       55.2
Advertising costs                                41.2        19.3       25.5
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Other expense (income), net (millions)           1998        1997       1996
--------------------------------------------------------------------------------
Interest and dividend income                 $   (3.3)   $   (4.9)  $   (6.5)
Foreign exchange, net loss                        0.5         0.5        1.2
Dal-Tile gain                                   (12.8)         --         --
Domco litigation expense                         12.3          --         --
Deferred compensation                             1.0         0.5         --
Discontinued businesses                           0.3         0.8       (2.8)
Minority interest                                (0.9)        0.6        0.3
Other                                             1.2         0.3        0.9
--------------------------------------------------------------------------------
Total                                        $   (1.7)   $   (2.2)  $   (6.9)
--------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------------------------------------------
(millions)                                       1998        1997       1996
--------------------------------------------------------------------------------
Interest paid                                $   48.6    $   23.5   $   20.7
Income taxes paid                            $   35.3    $   54.5   $   65.5
--------------------------------------------------------------------------------
Acquisitions:
  Fair value of assets acquired              $1,031.9    $   32.6   $     --
  Cost in excess of net assets acquired         948.3          --         --
Less:
  Liabilities assumed                           804.5        28.4         --
--------------------------------------------------------------------------------
Cash paid, net of cash acquired              $1,175.7    $    4.2   $     --
--------------------------------------------------------------------------------

LEASES

The Company rents certain real estate and equipment. Several leases include options for renewal or purchase and contain clauses for payment of real estate taxes and insurance. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. Rental expense was $26.1 million in 1998, $15.5 million in 1997, and $13.1 million in 1996.

Triangle Pacific leases a plant and related equipment in Beverly, West Virginia. The lease agreement contains a purchase option of $1 until 2018. As a result, the present value of the remaining future minimum lease payments is recorded as a capitalized lease asset and related capitalized lease obligation. Assets under this capital lease as included in the Consolidated Balance Sheets are as follows:

--------------------------------------------------------------------------------
(millions)                                                  1998         1997
--------------------------------------------------------------------------------
Land                                                       $ 3.8         $ --
Building                                                     4.5           --
Machinery and equipment                                     21.5           --
--------------------------------------------------------------------------------
Total assets                                               $29.8         $ --
--------------------------------------------------------------------------------
Less accumulated amortization                                4.8           --
--------------------------------------------------------------------------------
Net assets                                                 $25.0         $ --
--------------------------------------------------------------------------------

     Future minimum payments at December 31, 1998, by year and in the aggregate, under the Triangle Pacific lease and other operating leases having noncancelable lease terms in excess of one year were as follows:

--------------------------------------------------------------------------------
Scheduled minimum lease payments                       Capital     Operating
(millions)                                             leases       leases
--------------------------------------------------------------------------------
1999                                                   $ 2.0        $ 9.7
2000                                                     4.2          8.0
2001                                                     0.8          4.6
2002                                                     0.8          3.1
2003                                                     2.2          2.2
Thereafter                                               3.3         13.8
--------------------------------------------------------------------------------
Total                                                  $13.3        $41.4
--------------------------------------------------------------------------------

EARNINGS PER SHARE

The table below provides a reconciliation of the numerators and denominators of the basic and diluted per share calculations for earnings (loss) from continuing businesses.
--------------------------------------------------------------------------------
                                                 Earnings            Per-Share
Millions except for per-share data                (Loss)     Shares    Amount
--------------------------------------------------------------------------------
                            For the year ended 1998
--------------------------------------------------------------------------------
Basic Earnings (Loss) per Share
Earnings (loss) from continuing businesses       $ (9.3)      39.8    $(0.23)
--------------------------------------------------------------------------------
Diluted Earnings (Loss) per Share
Dilutive options                                               0.6
Earnings (loss) available for
        common shareholders                      $ (9.3)      40.4    $(0.23)/1/
--------------------------------------------------------------------------------
                            For the year ended 1997
--------------------------------------------------------------------------------
Basic Earnings per Share
Earnings from continuing businesses              $185.0       40.6    $ 4.55
--------------------------------------------------------------------------------
Diluted Earnings per Share
Dilutive options                                               0.4
Earnings available for common shareholders       $185.0       41.0    $ 4.50
--------------------------------------------------------------------------------
                            For the year ended 1996
--------------------------------------------------------------------------------
Earnings from continuing businesses              $164.8
Less: preferred stock dividends                     8.8
Plus: tax benefit on dividends paid on
  unallocated preferred shares                      2.0
--------------------------------------------------------------------------------
Basic Earnings per Share
Earnings available for common shareholders       $158.0       39.1    $ 4.04
--------------------------------------------------------------------------------
Earnings from continuing businesses              $164.8
Less: increased contribution to the ESOP
  assuming conversion of preferred
  shares to common                                  3.2
Less: net reduction in tax benefits assuming
  conversion of the ESOP preferred
  shares to common shareholders                     0.6
--------------------------------------------------------------------------------
Diluted Earnings per Share
Dilutive options                                               0.4
Common shares issuable under the ESOP                          2.6
Earnings available for common shareholders       $161.0       42.1    $ 3.82
--------------------------------------------------------------------------------
Note 1: Diluted earnings (loss) per share from continuing businesses for 1998 was antidilutive.

     In 1996 the employee stock ownership plan (ESOP) and retirement savings plan were merged resulting in the conversion of convertible preferred shares into common stock. Basic earnings per share for "Earnings from continuing businesses" in 1996 is determined by dividing the earnings, after deducting preferred dividends (net of tax benefits on unallocated shares), by the average number of common shares outstanding, including the converted ESOP shares from the conversion date forward. Diluted earnings per share for 1996 include the shares of common stock outstanding, the dilutive effect of stock options and the adjustments to common shares and earnings required to portray the convertible preferred ESOP shares on an "if-converted" basis prior to conversion.

ENVIRONMENTAL MATTERS

The Company incurred capital expenditures of approximately $6.7 million in 1998, $1.2 million in 1997 and $3.0 million in 1996 for environmental compliance and control facilities and anticipates comparable annual expenditures for those purposes for the years 1999 and 2000. The Company does not anticipate that it will incur significant capital expenditures in order to meet the requirements of the Clean Air Act of 1990 ("CAA") and the final implementing regulations promulgated by various state agencies. Until all new CAA regulatory requirements are known, uncertainty will remain regarding future estimates of capital expenditures.

     As with many industrial companies, Armstrong is currently involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"), and similar state laws at approximately 22 sites. In most cases, Armstrong is one of many potentially responsible parties ("PRPs") who have voluntarily agreed to jointly fund the required investigation and remediation of each site. With regard to some sites, however, Armstrong disputes the liability, the proposed remedy or the proposed cost allocation among the PRPs. Armstrong may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies. The Company is also remediating environmental contamination resulting from past industrial activity at certain of its current and former plant sites.

     Estimates of future liability are based on an evaluation of currently available facts regarding each individual site and consider factors including existing technology, presently enacted laws and regulations and prior Company experience in remediation of contaminated sites. Although current law imposes joint and several liability on all parties at any Superfund site, Armstrong's contribution to the remediation of these sites is expected to be limited by the number of other companies also identified as potentially liable for site costs. As a result, the Company's estimated liability reflects only the Company's expected share. In determining the probability of contribution, the Company considers the solvency of the parties, whether responsibility is being disputed, the terms of any existing agreements and experience regarding similar matters. The estimated liabilities do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset.

     Reserves of $18.3 million at December 31, 1998, and $9.3 million at December 31, 1997, were for potential environmental liabilities that the Company considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the amount of the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As a result, the Company has accrued, before agreed-to insurance coverage, $18.3 million to reflect its estimated undiscounted liability for environmental remediation. As assessments and remediation activities progress at each individual site, these liabilities are reviewed to reflect additional information as it becomes available.

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

LITIGATION AND RELATED MATTERS

ASBESTOS-RELATED LITIGATION

PERSONAL INJURY LITIGATION

The Company is one of many defendants in approximately 154,000 pending claims as of December 31, 1998, alleging personal injury from exposure to asbestos.

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

Amchem Settlement Class Action

Georgine v. Amchem ("Amchem") was a settlement class action filed in the Eastern
------------------
District of Pennsylvania on January 15, 1993, that included essentially all future personal injury claims against members of the Center for Claims Resolution ("Center"), including the Company. It was designed to establish a nonlitigation system for the resolution of such claims, and offered a method for prompt compensation to claimants who were occupationally exposed to asbestos if they met certain exposure and medical criteria. Compensation amounts were derived from historical settlement data and no punitive damages were to be paid. The settlement was designed to, among other things, minimize transactional costs, including attorneys' fees, expedite compensation to claimants with qualifying claims, and relieve the courts of the burden of handling future claims.

     The District Court, after exhaustive discovery and testimony, approved the settlement class action and issued a preliminary injunction that barred class members from pursuing claims against Center members in the tort system. The U.S. Court of Appeals for the Third Circuit reversed that decision, and the reversal was sustained by the U.S. Supreme Court on June 25, 1997, holding that the settlement class did not meet the requirements for class certification under Federal Rule of Civil Procedure 23. The preliminary injunction was vacated on July 21, 1997, resulting in the immediate reinstatement of enjoined cases and a loss of the bar against the filing of claims in the tort system. The Company believes that an alternative claims resolution mechanism similar to Amchem is likely to emerge.

Recent Events

During 1998, pending claims increased by 71,000 claims. This increase was higher than previously anticipated. The Company and its outside counsel believe the increase in claims filed during 1998 was partially due to acceleration of pending claims as a result of the Supreme Court's decision on Amchem and additional claims that had been filed in the tort system against other defendants (and not against Center members) while Amchem was pending.

Asbestos-Related Liability

The Company continually evaluates the nature and amount of recent claim settlements and their impact on the Company's projected asbestos resolution and defense costs. In doing so, the Company reviews, among other things, its recent and historical settlement amounts, the incidence of past claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it, the previous estimates based on the Amchem projection and its recent experience. Subject to the uncertainties, limitations and other factors referred to above and based upon its experience, the Company has estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. The Company's estimation of such liability that is probable and estimable through 2004 ranges from $424.7 million to $813 million. The Company has concluded that no amount within that range is more likely than any other, and therefore has reflected $424.7 million as a liability in the accompanying consolidated financial statements. This estimate includes an assumption that the number of new claims filed annually will be less than the number filed in 1998 as discussed above under "Recent Events." Of this amount, management expects to incur approximately $80.0 million in 1999 and has reflected this amount as a current liability. The Company believes it can reasonably estimate the number and nature of future claims that may be filed during the next six years. However for claims that may be filed beyond that period, management believes that the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, or the cost to resolve them. Accordingly, it is reasonably possible that the total exposure to personal injury claims may be greater than the recorded liability. The increase in recorded liability of $274.2 million in 1998 is primarily reflective of the increases in claims filed in 1998, recent settlement experience and current expectations about future claims.

     Because of the uncertainties related to the number of claims, the ultimate settlement amounts, and similar matters, it is extremely difficult to obtain reasonable estimates of the amount of the ultimate liability. The Company's evaluation of the range of probable liability is primarily based on known pending claims and an estimate of potential claims that are likely to occur and can be reasonably estimated. The estimate of likely claims to be filed in the future is subject to a greater degree of uncertainty each year into the future. As additional experience is gained regarding claims and settlements or other new information becomes available regarding the potential liability, the Company will reassess its potential liability and revise the estimates as appropriate.

     Because, among other things, payment of the liability will extend over many years, management believes that the potential additional costs for claims net of any potential insurance recoveries, will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in a future period.

CODEFENDANT BANKRUPTCIES

Certain codefendant companies have filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. As a consequence, litigation against them (with some exceptions) has been stayed or restricted. Due to the uncertainties involved, the long-term effect of these proceedings on the litigation cannot be predicted.

PROPERTY DAMAGE LITIGATION

The Company is also one of many defendants in eight pending claims as of December 31, 1998, brought by public and private building owners. These claims include allegations of damage to buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures, for removal and replacement of such products. Among the lawsuits that have been resolved are four class actions, which involve public and private schools, Michigan state public and private schools, colleges and universities, and private property owners who leased facilities to the federal government. The Company vigorously denies the validity of the allegations against it in these claims. These suits and claims are not handled by the Center. Insurance coverage has been resolved and is expected to cover almost all costs of these claims.

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

     The insurance carriers that provide personal injury products hazard, nonproducts or property damage coverages include the following: Reliance Insurance Company; Aetna (now Travelers) Casualty and Surety Company; Liberty Mutual Insurance Company; Travelers Insurance Company; Fireman's Fund Insurance Company; Insurance Company of North America; Lloyds of London; various London market companies; Fidelity and Casualty Insurance Company; First State Insurance Company; U.S. Fire Insurance Company; Home Insurance Company; Great American Insurance Company; American Home Assurance Company and National Union Fire Insurance Company (now part of AIG); Central National Insurance Company; Interstate Insurance Company; Puritan Insurance Company; and Commercial Union Insurance Company. Midland Insurance Company, an excess carrier that provided $25 million of personal injury coverage, certain London companies, and certain excess carriers providing only property damage coverage are insolvent. The Company is pursuing claims against insolvents in a number of forums.

Wellington Agreement

In 1985, the Company and 52 other companies (asbestos defendants and insurers) signed the Wellington Agreement. This Agreement settled nearly all disputes concerning personal injury insurance coverage with most of the Company's carriers, provided broad coverage for both defense and indemnity and addressed both products hazard and nonproducts (general liability) coverages.

California Insurance Coverage Lawsuit

Trial court decisions in the insurance lawsuit filed by the Company in California held that the trigger of coverage for personal injury claims was continuous from exposure through death or filing of a claim, that a triggered insurance policy should respond with full indemnification up to policy limits, and that any defense obligation ceases upon exhaustion of policy limits. Although not as comprehensive, another decision established favorable defense and indemnity coverage for property damage claims, providing coverage during the period of installation and any subsequent period in which a release of fibers occurred. The California appellate courts substantially upheld the trial court, and that insurance coverage litigation is now concluded. The Company has resolved most personal injury products hazard coverage matters with its solvent carriers through the Wellington Agreement, referred to above, or other settlements. In 1989, a settlement with a carrier having both primary and excess coverages provided for certain minimum and maximum percentages of costs for personal injury claims to be allocated to nonproducts (general liability) coverage, the percentage to be determined by negotiation or in alternative dispute resolution ("ADR").

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

Insurance Recovery Proceedings

A substantial portion of the Company's primary and excess insurance asset is nonproducts (general liability) insurance for personal injury claims, including among others, those that involve exposure during installation of asbestos materials. The Wellington Agreement and the 1989 settlement agreement referred to above have provisions for such coverage. An ADR process under the Wellington Agreement is underway against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and, for some policies, includes defense costs in addition to limits. The carriers have raised various defenses, including waiver, laches, statutes of limitations and contractual defenses. One primary carrier alleges that it is no longer bound by the Wellington Agreement, and another alleges that the Company agreed to limit its claims for nonproducts coverage against that carrier when the Wellington Agreement was signed. The ADR process is in the trial phase of binding arbitration. The Company has entered into a settlement with a number of the carriers resolving its access to coverage.

     Other proceedings against non-Wellington carriers may become necessary.

     An insurance asset in the amount of $264.8 million is recorded on the Consolidated Balance Sheet. Of this amount, approximately $26 million represents partial settlement for previous claims which will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.35%. The total amount recorded reflects the Company's belief in the availability of insurance in this amount, based upon the Company's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process which is in the trial phase of binding arbitration. Of the $264.8 million asset, $16.0 million has been recorded as a current asset reflecting management's estimate of the minimum insurance payments to be received in 1999.

CONCLUSIONS

The Company does not know how many claims will be filed against it in the future, or the details thereof or of pending suits not fully reviewed, or the defense and resolution costs that may ultimately result therefrom, or whether an alternative to the Amchem settlement vehicle may emerge, or the scope of its insurance coverage ultimately deemed available.

     The Company continually evaluates the nature and amount of recent claim settlements and their impact on the Company's projected asbestos resolution and defense costs. In doing so, the Company reviews, among other things, its recent and historical settlement amounts, the incidence of past claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it, the previous estimates based on the Amchem projection and its recent experience. Subject to the uncertainties, limitations and other factors referred to above and based upon its experience, the Company has estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. The Company's estimation of such liability that is probable and estimable through 2004 ranges from $424.7 million to $813 million. The Company has concluded that no amount within that range is more likely than any other, and therefore has reflected $424.7 million as a liability in the accompanying consolidated financial statements. Of this amount, management expects to incur approximately $80.0 million in 1999 and has reflected this amount as a current liability. The Company believes it can reasonably estimate the number and nature of future claims that may be filed during the next six years. However for claims that may be filed beyond that period, management believes that the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, or the cost to resolve them. Accordingly, it is reasonably possible that the total exposure to personal injury claims may be greater than the recorded liability. The increase in recorded liability of $274.2 million in 1998 is primarily reflective of the increases in claims filed in 1998, recent settlement experience and current expectations about future claims.

     Because of the uncertainties related to asbestos litigation, it is not possible to precisely estimate the number of personal injury claims that may ultimately be filed or their cost. It is reasonably possible there will be additional claims beyond management's estimates. Management believes that the potential additional costs for such additional claims, net of any potential insurance recoveries, will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in a future period.

     An insurance asset in the amount of $264.8 million is recorded on the Consolidated Balance Sheet and reflects the Company's belief in the availability of insurance in this amount, based upon the Company's success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies, and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through the ADR process, negotiation or litigation.

     The Company believes that a claims resolution mechanism alternative to the Amchem settlement will eventually emerge, but the liability is likely to be higher than the projection in Amchem.

     Subject to the uncertainties, limitations and other factors referred to elsewhere in this note and based upon its experience, the Company believes it is probable that substantially all of the defense and resolution costs of property damage claims will be covered by insurance.

     Even though uncertainties remain as to the potential number of unasserted claims and the liability resulting therefrom, and after consideration of the factors involved, including the ultimate scope of its insurance coverage, the Wellington Agreement and other settlements with insurance carriers, the results of the California insurance coverage litigation, the establishment of the Center, the likelihood that an alternative to the Amchem settlement will eventually emerge, and its experience, the Company believes the asbestos-related claims against the Company would not be material either to the financial condition of the Company or to its liquidity, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in such future period.

Independent auditors' report

The Board of Directors and Shareholders,
Armstrong World Industries, Inc.:

We have audited the consolidated financial statements of Armstrong World Industries, Inc., and subsidiaries as listed in the accompanying index on page
25. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index on page 25. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Armstrong World Industries, Inc., and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Philadelphia, PA
February 2, 1999

Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
           Financial Disclosure
           --------------------

Not applicable.
                                    PART III
                                    --------
Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Directors of the Registrant
---------------------------

The information appearing in the tabulation in the section captioned "Election of Directors" on pages 2-5 of the Company's 1999 Proxy Statement is incorporated by reference herein.

Executive Officers of the Registrant
------------------------------------

George A. Lorch* -- Age 57; Chairman of the Board since April 25, 1994; and President (Chief Executive Officer) since September 7, 1993; Executive Vice President, 1988-1993.

Marc R. Olivie -- Age 45; President, Worldwide Building Products Operations since October 15, 1996; and the following positions with Sara Lee Corporation (branded consumer products): President, Sara Lee Champion Europe, Inc. (Italy), March 1994-October 1996; Vice President, Corporate Development, Sara Lee/DE (Netherlands), September 1993-March 1994; Executive Director, Corporate Development, Sara Lee Corporation (Chicago, Illinois/France), April 1990-September 1993.

Robert J. Shannon, Jr. -- Age 50, President, Worldwide Floor Products Operations since February 1, 1997; President Floor Products Operations International February 1, 1996;-February 1, 1997; President American Olean Tile Company, Inc. March 1, 1992-December 29, 1995.

Ulrich J. Weimer -- Age 54; President, Armstrong Insulation Products since February 1, 1996; Geschaftsfuhrer, Armstrong World Industries G.m.b.H. since December 11, 1995; General Manager, Worldwide Insulation Products Operations, February 1, 1993-June 1, 1995.

Douglas L. Boles -- Age 41; Senior Vice President, Human Resources since March 1, 1996; and the following positions with PepsiCo (consumer products):
Vice President of Human Resources, Pepsi Foods International Europe Group (U.K.), June 1995-February 1996; Vice President of Human Resources, Walkers Snack Foods (U.K.), March 1994-June 1995; Vice President of Human Resources, Snack Ventures Europe (Netherlands), September 1992-March 1994.

Deborah K. Owen -- Age 47; Senior Vice President, Secretary and General Counsel since January 1, 1998; Attorney, Law Offices of Deborah K. Owen, Columbia, MD, September 1996-September 1997; Partner, Arent Fox Kintner Plotkin & Kahn, PLLC, Washington, DC, August 1994-August 1996; Commissioner, Federal Trade Commission, Washington, DC, October 1989-August 1994.

Frank A. Riddick, III -- Age 42; Senior Vice President, Finance and Chief Financial Officer since April 1995; and the following positions with FMC Corporation, Chicago, IL (chemicals, machinery): Controller, May 1993-March 1995; Treasurer, December 1990-May 1993.

Edward R. Case -- Age 52; Vice President and Controller since April 27, 1998; Vice President and Treasurer, May 8, 1996-April 26, 1998; and the following positions with Campbell Soup Company (branded food products): Director, Corporate Development, October 1994-May 1996; Director, Financial Planning, U.S. Soup, May 1993-September 1994; Deputy Treasurer, September 1991-April 1993.

E. Follin Smith -- Age 39; Vice President and Treasurer since August 1998; and the following positions with General Motors Corporation (automobile manufacturer): Chief Financial Officer, Delphi Chassis Systems, April 1997-July 1998; Assistant Treasurer, October 1994-April 1997; Vice President, Finance, General Motors Acceptance Corporation, May 1994-September 1994; Treasurer, General Motors of Canada Limited, June 1992-April 1994.

Dr. Bernd F. Pelz -- Age 55; President DLW Aktiengesellschaft since September 1998; Member of the Executive Board, DLW Aktiengesellschaft since April 1990, and its Chairman since October 1991.

Floyd F. Sherman -- Age 59; President, Wood Flooring and Cabinet Operations since July 24, 1998; and the following positions with Triangle Pacific Corp.:
Chairman of the Board and Chief Executive Officer since July 1992; President 1981-November 1994.

All information presented above is current as of March 1, 1999. The term of office for each Executive Officer in his or her present capacity is one year, and each such Executive Officer will serve until reelected or until a successor is elected at the annual meeting of directors which follows the annual shareholders' meeting. Each Executive Officer has been employed by the Company in excess of five continuous years with the exception of Messrs. Boles, Case, Olivie, Riddick, Sherman, Pelz and Mses. Owen and Smith.

(*)Member of the Executive Committee of the Board of Directors as of March 1, 1998.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

The information appearing in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" on page 9 of the Company's 1999 Proxy Statement is incorporated by reference herein.

Item 11.  Executive Compensation
--------------------------------

The information appearing in the sections captioned "Directors' Compensation" on pages 6-7 and "Executive Officers' Compensation," (other than the information contained under the subcaption "Performance Graph") and "Retirement Income Plan Benefits," on pages 12-17 of the Company's 1999 Proxy Statement is incorporated by reference herein.

Mr. Sherman, President, Wood Flooring and Cabinet Operations, one of the named executives in the Summary Compensation Table on page 12 of the Company's 1999 Proxy Statement, has entered into a change of control agreement with the Company. The change of control agreement is similar to the change of control agreements which are described under the caption Change in Control Agreements on page 13 of the Company's 1999 Proxy Statement, except that Mr. Sherman does not participate in the Company's defined benefit retirement plan or its split-dollar life insurance plan and his benefits under his agreement have been modified accordingly. This agreement was entered into after the Company's 1999 Proxy Statement went to print.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The information appearing in the sections captioned "Stock Ownership of Certain Beneficial Owners" on pages 17-18 and "Directors' and Executive Officers' Stock Ownership" on pages 8-9 of the Company's 1999 Proxy Statement is incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

The information appearing under the biography of H. Jesse Arnelle appearing on page 3 of the Company's 1999 Proxy Statement is incorporated by reference herein.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

The financial statements and schedule filed as a part of this Annual Report on Form 10-K are listed in the "Index to Financial Statements and Schedules" on page 25.

a.   The following exhibits are filed as a part of this Annual Report on Form
     10-K:
Exhibits
--------
No. 3(a) Registrant's By-laws, as amended effective March 9, 1998, are incorporated by reference herein from registrant's 1997 Annual Report on Form 10-K wherein they appear as Exhibit 3(a).

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

No. 4(b) Registrant's Retirement Savings and Stock Ownership Plan as amended and restated effective October 1, 1996, is incorporated by reference herein from registrant's 1996 Annual Report on Form 10-K where it appeared as Exhibit 4(b). *

No. 4(c) Registrant's Indenture, dated as of March 15, 1988, between the registrant and Morgan Guaranty Trust Company of New York, as Trustee, as to which The First National Bank of Chicago is successor trustee, is incorporated herein by reference from registrant's 1995 Annual Report on Form 10-K wherein it appeared as Exhibit 4(c).

No. 4(d) Registrant's Supplemental Indenture dated as of October 19, 1990, between the registrant and The First National Bank of Chicago, as Trustee, is incorporated by reference herein from registrant's 1994 Annual Report on Form 10-K wherein it appeared as Exhibit 4(d).

No. 4(e) Copy of registrant's Credit Agreement (364-day) dated as of October 29, 1998, among the registrant, The Chase Manhattan Bank as administrative agent, and listed banks.

No. 4(f) Copy of registrant's Credit Agreement (5-year) dated as of October 29, 1998, among the registrant, The Chase Manhattan Bank as administrative agent, and listed banks.

No. 4(g) Registrant's Indenture, dated as of August 6, 1996, between the Registrant and The Chase Manhattan Bank, formerly known as Chemical Bank, as successor to Mellon Bank, N.A., as Trustee, is incorporated herein by reference from registrant's registration statement on Form S-3/A dated August 14, 1996.

No. 4(h) Copy of portions of the registrant's Board of Directors' Pricing Committee's resolution establishing the terms and conditions of the issuance of $200,000,000 of 6.35% Senior Notes Due 2003 and $150,000,000 of 6 1/2% Senior Notes Due 2005.

No. 4(i) Copy of portions of the registrant's Board of Directors' Pricing Committee's resolution establishing the terms and conditions of the issuance of $180,000,000 7.45% Senior Quarterly Interest Bonds Due 2038.

No. 10(i)(a)    Registrant's Agreement Concerning Asbestos-Related Claims dated
                June 19, 1985, (the "Wellington Agreement") among the registrant and other companies is incorporated by reference herein from registrant's 1997 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(a).

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

No. 10(i)(d)    Copy of registrant's Amendment No. 1 to Credit Agreement
                included herein as Exhibit 10(i)(c).

No. 10(i)(e)    Agreement and Plan of Merger dated as of June 12, 1998, among the registrant, Triangle Pacific Corp., and Sapling Acquisition,
                Inc., is incorporated by reference herein from registrant's Form
                8-K filed on June 15, 1998, wherein it appeared as Exhibit 10.1.

No. 10(iii)(a)  Registrant's Long-Term Stock Option Plan for Key Employees, as
                amended, is incorporated by reference herein from registrant's 1995 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(a). *

No. 10(iii)(b)  Copy of agreement between DLW and Dr. Bernd F. Pelz, as amended.*

No. 10(iii)(c)  Registrant's Directors' Retirement Income Plan, as amended, is incorporated by reference herein from registrant's 1996 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(c). *

No. 10(iii)(d)  Copy of registrant's Management Achievement Plan for Key
                Executives, as amended December 14, 1998. *

No. 10(iii)(e)  Copy of registrant's Retirement Benefit Equity Plan (formerly known as the Excess Benefit Plan), as amended April 27, 1998. *

No.10(iii)(f)   Copy of registrant's Deferred Compensation Plan, as amended
                September 21, 1998. *

No.10(iii)(g)   Registrant's Employment Protection Plan for Salaried Employees
                of Armstrong World Industries, Inc., as amended, is incorporated by reference herein from registrant's 1994 Annual Report on Form
                10-K wherein it appeared as Exhibit 10(iii)(g). *

No. 10(iii)(h)  Registrant's Restricted Stock Plan For Nonemployee Directors, as
                amended, is incorporated by reference herein from registrant's 1996 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(h). *

No. 10(iii)(i)  Copy of registrant's Severance Pay Plan for Salaried Employees, as amended April 27, 1998. *

No. 10(iii)(j)  Copy of registrant's 1993 Long-Term Stock Incentive Plan as amended. *

No. 10(iii)(k)  Form of Agreement between the Company and certain of its
                Executive Officers, together with a schedule identifying those executives is incorporated by reference herein from registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1997, wherein it appeared as Exhibit 10, provided that a revised schedule, identifying the officers that are a party to that agreement, is filed herewith. *

No. 10(iii)(l)  Form of Indemnification Agreement between the registrant and each of the registrant's Nonemployee Directors, is incorporated by reference herein from registrant's 1996 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(l). *

No. 10(iii)(m)  Copy of registrant's Bonus Replacement Retirement Plan, dated as of January 1, 1998. *

No. 11(a)       Computation for basic earnings per share.

No. 11(b)       Computation for diluted earnings per share.

No. 21          List of the registrant's domestic and foreign subsidiaries.

No. 23          Consent of Independent Auditors.

No. 24          Powers of Attorney and authorizing resolutions.

No. 27          Financial Data Statement

                * Compensatory Plan

b. The following reports on Form 8-K were filed during the last quarter of 1998:

     1. On October 21, 1998, the registrant filed a current report on Form 8-K announcing its third quarter 1998 results.

     2. On November 2, 1998, the registrant filed a current report on Form 8-K announcing that it had completed an underwritten public offering under its existing shelf registration statement (File No. 333-6333) of $180 million aggregate principal amount of 7.45% Senior Quarterly Interest Bonds due 2038.

     3. On November 19, 1998, the registrant filed a current report on Form 8-K announcing its expectation to take a charge in the fourth quarter of 1998 of approximately $78 million primarily to reflect a work force reduction.


This 10-K contains certain "forward looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995). Among other things, they pertain to the Company's earnings, liquidity and financial condition; the ultimate outcome of the Company's asbestos-related litigation (including the likelihood that an alternative to the Amchem settlement will be negotiated); anticipated efficiencies relating to acquisitions; and certain operational matters. Words or phrases denoting the anticipated results of future events - such as "anticipate," "believe," "estimate," "expect," "will likely," "are expected to," "will continue," "project," and similar expressions that denote uncertainty - are intended to identify such forward-looking statements. Actual results may differ materially from anticipated future results: (1) as a result of risk and uncertainties identified in connection with those forward-looking statements, including those factors identified under the sections captioned "Outlook" in Management's Discussion and Analysis of Financial Condition and Results of Operations and those factors identified under the caption "Litigation and Related Matters" in the Notes to Consolidated Financial Statements in connection with the Company's asbestos-related litigation; (2) as a result of factors over which the Company has no control, including the strength of domestic and foreign economies, sales growth, competition and certain costs increases; or (3) if the factors on which the Company's conclusions are based do not conform to the Company's expectations.


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

                                         ARMSTRONG WORLD INDUSTRIES, INC.
                                         --------------------------------
                                         (Registrant)

                                         By    /s/ George A. Lorch
                                            ---------------------------
                                            Chairman

                                         Date   March 15, 1999
                                              -------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Directors and Principal Officers of the registrant:


George A. Lorch            Chairman and President
                           (Principal Executive Officer)
Frank A. Riddick, III      Senior Vice President, Finance
                           (Principal Financial Officer)
Edward R. Case             Vice President and Controller
                           (Principal Accounting Officer)
H. Jesse Arnelle           Director
Van C. Campbell            Director
Donald C. Clark            Director
Judith R. Haberkorn        Director
John A. Krol               Director
David M. LeVan             Director
James E. Marley            Director
David W. Raisbeck          Director
Jerre L. Stead             Director
                                        By     /s/ George A. Lorch
                                            ---------------------------
                                              (George A. Lorch, as
                                              attorney-in-fact and on his own
                                              behalf)
                                              As of March 15, 1999

                                                                     SCHEDULE II
                                                                     -----------


            Valuation and Qualifying Reserves of Accounts Receivable
            --------------------------------------------------------

                           For Years Ended December 31
                           ---------------------------
                              (amounts in millions)



Provision for Losses                        1998           1997         1996
--------------------                        ----           ----         ----

Balance at Beginning of Year               $   12.8      $  10.9      $   8.7
Additions Charged to Earnings                   7.2          7.3          5.4
Deductions                                     11.4          5.4          3.2
Balances acquired via acquisitions             12.0         --           --
Balance at End of Year                     $   20.6      $  12.8      $  10.9

--------------------------------------------------------------------------------
Provision for Discounts
-----------------------

Balance at Beginning of Year               $   24.7      $  24.0      $  20.3
Additions Charged to Earnings                  93.3         76.7         74.5
Deductions                                     88.8         76.0         70.8
Balance at End of Year                     $   29.2      $  24.7      $  24.0

--------------------------------------------------------------------------------
Total Provision for Discounts and Losses
----------------------------------------

Balance at Beginning of Year               $   37.5      $  34.9      $  29.0
Additions Charged to Earnings                 100.5         84.0         79.9
Deductions                                    100.2         81.4         74.0
Balances acquired via acquisitions             12.0         --           --
Balance at End of Year                     $   49.8      $  37.5      $  34.9

a.   The following exhibits are filed as a part of this Annual Report on Form
     10-K:
Exhibits
--------
No. 3(a) Registrant's By-laws, as amended effective March 9, 1998, are incorporated by reference herein from registrant's 1997 Annual Report on Form 10-K wherein they appear as Exhibit 3(a).

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

No. 4(b) Registrant's Retirement Savings and Stock Ownership Plan as amended and restated effective October 1, 1996, is incorporated by reference herein from registrant's 1996 Annual Report on Form 10-K where it appeared as Exhibit 4(b). *

No. 4(c) Registrant's Indenture, dated as of March 15, 1988, between the registrant and Morgan Guaranty Trust Company of New York, as Trustee, as to which The First National Bank of Chicago is successor trustee, is incorporated herein by reference from registrant's 1995 Annual Report on Form 10-K wherein it appeared as Exhibit 4(c).

No. 4(d) Registrant's Supplemental Indenture dated as of October 19, 1990, between the registrant and The First National Bank of Chicago, as Trustee, is incorporated by reference herein from registrant's 1994 Annual Report on Form 10-K wherein it appeared as Exhibit 4(d).

No. 4(e) Copy of registrant's Credit Agreement (364-day) dated as of October 29, 1998, among the registrant, The Chase Manhattan Bank as administrative agent, and listed banks.

No. 4(f) Copy of registrant's Credit Agreement (5-year) dated as of October 29, 1998, among the registrant, The Chase Manhattan Bank as administrative agent, and listed banks.

No. 4(g) Registrant's Indenture, dated as of August 6, 1996, between the Registrant and The Chase Manhattan Bank, formerly known as Chemical Bank, as successor to Mellon Bank, N.A., as Trustee, is incorporated herein by reference from registrant's registration statement on Form S-3/A dated August 14, 1996.

No. 4(h) Copy of portions of the registrant's Board of Directors' Pricing Committee's resolution establishing the terms and conditions of the issuance of $200,000,000 of 6.35% Senior Notes Due 2003 and $150,000,000 of 6 1/2% Senior Notes Due 2005.

No. 4(i) Copy of portions of the registrant's Board of Directors' Pricing Committee's resolution establishing the terms and conditions of the issuance of $180,000,000 7.45% Senior Quarterly Interest Bonds Due 2038.

No. 10(i)(a)    Registrant's Agreement Concerning Asbestos-Related Claims dated
                June 19, 1985, (the "Wellington Agreement") among the registrant and other companies is incorporated by reference herein from registrant's 1997 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(a).

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

No. 10(i)(d)    Copy of registrant's Amendment No. 1 to Credit Agreement
                included herein as Exhibit 10(i)(c).

No. 10(i)(e)    Agreement and Plan of Merger dated as of June 12, 1998, among the registrant, Triangle Pacific Corp., and Sapling Acquisition,
                Inc., is incorporated by reference herein from registrant's Form
                8-K filed on June 15, 1998, wherein it appeared as Exhibit 10.1.

No. 10(iii)(a)  Registrant's Long-Term Stock Option Plan for Key Employees, as
                amended, is incorporated by reference herein from registrant's 1995 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(a). *

No. 10(iii)(b)  Copy of agreement between DLW and Dr. Bernd F. Pelz, as amended.*

No. 10(iii)(c)  Registrant's Directors' Retirement Income Plan, as amended, is incorporated by reference herein from registrant's 1996 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(c). *

No. 10(iii)(d)  Copy of registrant's Management Achievement Plan for Key
                Executives, as amended December 14, 1998. *

No. 10(iii)(e)  Copy of registrant's Retirement Benefit Equity Plan (formerly known as the Excess Benefit Plan), as amended April 27, 1998. *

No.10(iii)(f)   Copy of registrant's Deferred Compensation Plan, as amended
                September 21, 1998. *

No.10(iii)(g)   Registrant's Employment Protection Plan for Salaried Employees
                of Armstrong World Industries, Inc., as amended, is incorporated by reference herein from registrant's 1994 Annual Report on Form
                10-K wherein it appeared as Exhibit 10(iii)(g). *

No. 10(iii)(h)  Registrant's Restricted Stock Plan For Nonemployee Directors, as
                amended, is incorporated by reference herein from registrant's 1996 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(h). *

No. 10(iii)(i)  Copy of registrant's Severance Pay Plan for Salaried Employees, as amended April 27, 1998. *

No. 10(iii)(j)  Copy of registrant's 1993 Long-Term Stock Incentive Plan as amended. *

No. 10(iii)(k)  Form of Agreement between the Company and certain of its
                Executive Officers, together with a schedule identifying those executives is incorporated by reference herein from registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1997, wherein it appeared as Exhibit 10, provided that a revised schedule, identifying the officers that are a party to that agreement, is filed herewith. *

No. 10(iii)(l)  Form of Indemnification Agreement between the registrant and each of the registrant's Nonemployee Directors, is incorporated by reference herein from registrant's 1996 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(l). *

No. 10(iii)(m)  Copy of registrant's Bonus Replacement Retirement Plan, dated as of January 1, 1998. *

No. 11(a)       Computation for basic earnings per share.

No. 11(b)       Computation for diluted earnings per share.

No. 21          List of the registrant's domestic and foreign subsidiaries.

No. 23          Consent of Independent Auditors.

No. 24          Powers of Attorney and authorizing resolutions.

No. 27          Financial Data Statement

                * Compensatory Plan