Form 10-Q
period 1999-03-31
ARMSTRONG WORLD INDUSTRIES INC
filed 1999-05-12
CIK 7431

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1999
                               -------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------

Commission file number                     1-2116
                      ------------------------------------------------------

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

Number of shares of registrant's common stock outstanding as of April 26, 1999 - 40,037,788

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

                                                            Three months
                                                           ended March 31
                                                           --------------
                                                         1999          1998
                                                         ----          ----
NET SALES                                              $ 829.1      $  543.1
Cost of goods sold                                       553.8         362.7
Selling, general and administrative expense              169.2         103.6
Goodwill amortization                                      6.1           0.4
Equity earnings from affiliates                           (3.9)         (0.7)
                                                       --------      --------
Operating income                                         103.9          77.1

Interest expense                                          26.7           6.6
Other income, net                                         (0.6)         (1.0)
                                                       --------      --------
Earnings before income taxes                              77.8          71.5
Income taxes                                              29.5          25.0
                                                       --------      --------

NET EARNINGS                                           $  48.3       $  46.5
                                                       ========      ========

Net earnings per share of common stock:
  Basic                                                $  1.21       $  1.17
  Diluted                                              $  1.20       $  1.15

Average number of common shares outstanding:
  Basic                                                   39.8          39.8
  Diluted                                                 40.2          40.5


See accompanying footnotes to the unaudited consolidated financial statements beginning on page 6.

               Armstrong World Industries, Inc., and Subsidiaries
                           Consolidated Balance Sheets
                           ---------------------------
                              (amounts in millions)

                                                       Unaudited
       Assets                                        March 31, 1999    December 31, 1998
       ------                                        --------------    -----------------
Current assets:
  Cash and cash equivalents                             $   36.6          $   38.2
  Accounts receivable less allowance                       477.1             440.4
  Inventories:
       Finished goods                                      260.0             251.2
       Work in process                                      53.9              51.5
       Raw materials and supplies                          151.7             162.4
                                                        --------          --------
         Total inventories                                 465.6             465.1
  Income tax benefits                                       48.0              52.5
  Net assets of businesses held for sale                    47.5              55.9
  Other current assets                                      86.3              69.0
                                                        --------          --------
         Total current assets                            1,161.1           1,121.1
Property, plant, and equipment                           2,609.2           2,623.9
  Less accumulated depreciation and amortization         1,128.0           1,121.9
                                                        --------          --------
         Net property, plant and equipment               1,481.2           1,502.0

Insurance for asbestos-related liabilities                 234.8             248.8
Investment in affiliates                                    43.7              41.8
Goodwill, net                                              958.4             965.4
Other intangibles, net                                      60.1              63.2
Other noncurrent assets                                    342.9             330.9
                                                        --------          --------
         Total assets                                   $4,282.2          $4,273.2
                                                        ========          ========

       Liabilities and Shareholders' Equity
       ------------------------------------
Current liabilities:
  Short-term debt                                          188.8          $  149.9
  Current installments of long-term debt                    32.6              32.9
  Accounts payable and accrued expenses                    536.0             544.8
  Income taxes                                              52.0              25.7
                                                        --------          --------
         Total current liabilities                         809.4             753.3

Long-term debt, less current installments                1,554.0           1,562.8
Employee Stock Ownership Plan (ESOP) loan guarantee        178.6             178.6
Postretirement and postemployment benefit liabilities      250.6             249.0
Pension benefit liabilities                                234.2             235.5
Asbestos-related liabilities                               269.4             344.8
Other long-term liabilities                                115.1             115.8
Deferred income taxes                                      112.8             107.6
Minority interest in subsidiaries                           15.3              16.1
                                                        --------          --------
         Total noncurrent liabilities                    2,730.0           2,810.2

Shareholders' equity:
  Common stock                                              51.9              51.9
  Capital in excess of par value                           173.6             173.0
  Reduction for ESOP loan guarantee                       (195.6)           (199.1)
  Retained earnings                                      1,286.5           1,257.0
  Accumulated other comprehensive loss                     (26.5)            (25.4)
  Treasury stock                                          (547.1)           (547.7)
                                                        --------          --------
         Total shareholders' equity                        742.8             709.7
                                                        --------          --------

         Total liabilities and shareholders' equity     $4,282.2          $4,273.2
                                                        ========          ========

See accompanying footnotes to the unaudited consolidated financial statements beginning on page 6.

               Armstrong World Industries, Inc., and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                 -----------------------------------------------
                              (amounts in millions)
                                    Unaudited

                                                       1999                    1998
                                                     --------                --------
Common stock, $1 par value:
---------------------------
Balance at beginning of year & March 31        $   51.9                $   51.9
                                               --------                --------

Capital in excess of par value:
Balance at beginning of year                   $  173.0                $  169.5
Stock issuances and other                           0.6                    (0.5)
                                               --------                --------
Balance at March 31                            $  173.6                $  169.0
                                               --------                --------

Reduction for ESOP loan guarantee:
----------------------------------
Balance at beginning of year                   $ (199.1)               $ (207.7)
Accrued compensation                                3.5                     1.9
                                               --------                --------
Balance at March 31                            $ (195.6)               $ (205.8)
                                               --------                --------

Retained earnings:
------------------
Balance at beginning of year                   $1,257.0                $1,339.6
Net earnings                                       48.3    $   48.3        46.5   $   46.5
Tax benefit on dividends paid on
  unallocated common shares                         0.4                     0.5
                                               --------                --------
  Total                                        $1,305.7                $1,386.6
Less common stock dividends                        19.2                    17.6
                                               --------                --------
Balance at March 31                            $1,286.5                $1,369.0
                                               --------                --------

Other comprehensive income (loss):
----------------------------------
Balance at beginning of year                   $  (25.4)               $  (16.2)
Foreign currency translation adjustments and
  hedging activities                                1.1                    (4.3)
Minimum pension liability adjustments              (2.2)                    6.0
                                               --------                --------
Total other comprehensive income                   (1.1)       (1.1)        1.7        1.7
                                               --------    --------    --------   --------
Balance at March 31                            $  (26.5)               $  (14.5)
                                               --------                --------

Comprehensive income:                                      $   47.2               $   48.2
---------------------                                      ========               ========

Less treasury stock at cost:
----------------------------
Balance at beginning of year                   $  547.7                $  526.5
Stock purchases                                     0.4                    19.7
Stock issuance activity, net                       (1.0)                   (6.6)
                                               --------                --------
Balance at March 31                               547.1                $  539.6
                                               --------                --------

Total shareholders' equity                     $  742.8                $  830.0
                                               ========                ========

See accompanying footnotes to the unaudited consolidated financial statements beginning on page 6.

               Armstrong World Industries, Inc., and Subsidiaries
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                              (amounts in millions)
                                    Unaudited

                                                           Three Months Ended
                                                                March 31
                                                           ------------------
                                                             1999       1998
                                                             ----       ----
Cash flows from operating activities:
   Net earnings                                            $  48.3    $  46.5
   Adjustments to reconcile net earnings to net cash
       provided by (used for) operating activities:
     Depreciation and amortization                            42.4       32.2
     Deferred income taxes                                    12.3        5.1
     Equity change in affiliates                              (1.1)       0.4
     Reorganization and restructuring payments                (9.4)      (2.5)
     Payments for asbestos-related claims,
       net of recoveries                                     (35.4)     (21.9)
     Changes in operating assets and liabilities net of
       effects of discontinued businesses, reorganizations
       and dispositions:
         (Increase) in receivables                           (54.9)     (41.3)
         Decrease (increase) in inventories                  (21.4)       1.9
         Decrease in other current assets                     14.4       11.1
         (Increase) in other noncurrent assets               (22.1)     (21.3)
         (Decrease) in accounts payable
           and accrued expenses                               (7.6)      (8.7)
         Increase in income taxes payable                     35.8       11.6
         Increase in other long-term liabilities              13.1        0.5
         Other, net                                            1.9        2.9
                                                           -------    -------
Net cash provided by operating activities                     16.3       16.5
                                                           -------    -------

Cash flows from investing activities:
   Purchases of property, plant and equipment                (36.4)     (26.2)
   Investment in computer software                            (3.0)      (4.2)
                                                           -------    -------
Net cash used for investing activities                       (39.4)     (30.4)
                                                           -------    -------

Cash flows from financing activities:
   Increase in short-term debt                                47.1       50.5
   Issuance of long-term debt                                   --       14.4
   Payments of long-term debt                                 (3.7)     (24.7)
   Cash dividends paid                                       (19.2)     (17.6)
   Purchase of common stock for the treasury, net             (0.4)     (19.7)
   Proceeds from exercised stock options                       0.4        4.3
   Other, net                                                 (1.0)      (1.2)
                                                           -------    -------
Net cash provided by financing activities                     23.2        6.0
                                                           -------    -------

Effect of exchange rate changes on cash and cash
   equivalents                                                (1.7)      (1.1)
                                                           -------    -------
Net decrease in cash and cash equivalents                  $  (1.6)   $  (9.0)
                                                           -------    -------
Cash and cash equivalents at beginning of period           $  38.2    $  57.9
                                                           -------    -------
Cash and cash equivalents at end of period                 $  36.6    $  48.9
                                                           -------    -------

See accompanying footnotes to the unaudited consolidated financial statements beginning on page 6.

Note 1. Operating results for the first quarter of 1999, as well as for the
------
corresponding period of 1998 included in this report, are unaudited. However, these results have been reviewed by the Company's independent public accountants, KPMG LLP, in accordance with the established professional standards and procedures for a limited review of interim financial information.

The accounting policies used in preparing these statements are the same as those used in preparing the Company's consolidated financial statements for the year ended December 31, 1998. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report and Form 10-K for the fiscal year ended December 31, 1998. In addition, beginning with the first quarter of 1999, the Company has adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." The adoption of this statement did not materially impact the Company's consolidated results, financial condition or long-term liquidity. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Three months' results are not necessarily indicative of annual earnings. The fiscal quarter of Triangle Pacific, acquired in 1998, ended on April 3, 1999. No events occurred between March 31 and April 3 at Triangle Pacific materially affecting the Company's financial position or results of operations.

Note 2.
------

INDUSTRY SEGMENTS

               Armstrong World Industries, Inc., and Subsidiaries
                         Industry Segment Financial Data
                         -------------------------------
                              (amounts in millions)

                                    Unaudited

                                                              Three Months
                                                             ended March 31
                                                             --------------
                                                          1999           1998
                                                          ----           ----
Net sales to external customers
-------------------------------
Floor coverings                                         $ 376.2        $ 276.3
Building products                                         189.7          188.2
Wood products                                             187.0            0.0
Insulation products                                        56.3           54.0
All other                                                  19.9           24.6
                                                        -------        -------
   Total sales to external customers                    $ 829.1        $ 543.1
                                                        =======        =======

Segment operating income (a):
----------------------------
Floor coverings                                         $  46.7        $  36.8
Building products                                          29.7           26.3
Wood products                                              18.5            0.0
Insulation products                                        10.2           10.0
All other                                                   1.9            0.8
                                                        -------        -------
   Total segment operating income                       $ 107.0        $  73.9
                                                        =======        =======
                                                       March 31      December 31
Segment Assets (a)(b):                                   1999           1998
                                                       --------       --------
   Floor coverings                                     $1,394.2       $1,373.2
   Building products                                      566.6          550.1
   Wood products                                        1,395.4        1,370.8
   Insulation products                                    170.0          174.6
   All other                                               63.8           67.9
                                                       --------       --------
     Total segment assets                              $3,590.0       $3,536.6
                                                       ========       ========

(a) The table below provides a reconciliation of segment information to total consolidated information.

                                                             Three Months
                                                            ended March 31
                                                            --------------
                                                         1999           1998
                                                         ----           ----
Operating income:
  Total segment operating income                        $ 107.0        $  73.9
  Unallocated corporate (expense) income                   (3.1)           3.2
                                                        -------        -------
Total consolidated operating income                     $ 103.9        $  77.1
                                                        =======        =======
                                                       March 31      December 31
Assets (b):                                              1999           1998
                                                         ----           ----
  Total segment assets                                 $3,590.6       $3,536.6
  Assets not assigned to business units                   692.2          736.6
                                                       --------       --------
Total consolidated assets                              $4,282.2       $4,273.2
                                                       ========       ========

(b) The Company restated the components of segment assets at December 31, 1998, reflecting a change in the composition of reportable segments.

Note 3.
------

ACQUISITIONS

During the third quarter of 1998, the Company acquired Triangle Pacific Corp. and DLW Aktiengesellschaft ("DLW"), a portion of which is held for resale. The Company has yet to complete final purchase price adjustments. The following table reflects the adjustment to the carrying value of the DLW businesses held for resale relating to interest allocation, profits and cash flows in the relevant businesses.

(amounts in millions)

Carrying value at December 31, 1998                                      $55.9
  Interest allocated January 1 - March 31, 1999                            0.6
  Adjustment to estimated sales proceeds                                  (4.4)
Effect of exchange rate change                                            (4.0)
Profits excluded from consolidated earnings                                0.1
Cash flows funded by parent                                               (0.7)
                                                                         -----
Carrying value at March 31, 1998                                         $47.5
                                                                         =====

Note 4.
------

REORGANIZATION AND RESTRUCTURING ACTIVITIES

Severance payments charged against reorganization and restructuring accruals were $9.4 million in the first three months of 1999 relating to the elimination of 301 positions. As of March 31, 1999, $13.1 million remained in these accruals primarily related to severance.

Note 5.
------

OTHER COMPREHENSIVE INCOME (LOSS)

Related tax effects allocated to each component of other comprehensive income
(loss) as of March 31, 1999

                                                   Before-     Tax       Net-of
(amounts in millions)                               Tax     (Expense)     Tax
                                                   Amount   or benefit   Amount
                                                   -------  ----------   ------
Foreign currency translation adjustments and
  hedging activities                                 1.1        0.0        1.1
Minimum pension liability adjustment                (3.6)       1.4       (2.2)
                                                     ---        ---        ---
Other comprehensive income (loss)                   (2.5)       1.4       (1.1)
                                                     ===        ===        ===

Note 6.
------

SUPPLEMENTAL FINANCIAL INFORMATION

Depreciation and amortization charged against earnings before income taxes amounted to $42.4 million in the three months ended March 31, 1999, and $32.2 million in the three months ended March 31, 1998.

Note 7.
------

SUPPLEMENTAL CASH FLOW INFORMATION

                                                           Three months ended
(amounts in millions)                                      March 31   March 31
                                                             1999       1999
                                                           --------   --------
Interest paid                                               $26.5        2.4
Income taxes paid (refunded)                                $(5.3)     $ 7.6


Note 8.
------

EARNINGS PER SHARE

The following table provides a reconciliation of the numerator and denominators of the basic and diluted per share calculations for net earnings.

(amounts in millions, except per share amounts)

                                       For the period ended March 31, 1999
                                       -----------------------------------
                                                                     Per-Share
                                      Earnings         Shares          Amount
                                      --------         ------          ------
Basic Earnings per Share
------------------------
Net earnings                           $ 48.3           39.8           $ 1.21
Dilutive options                                         0.4
                                                        ----
Diluted Earnings per Share
--------------------------
Net earnings available for common      $ 48.3           40.2           $ 1.20
                                       ======           ====           ======

                                       For the period ended March 31, 1999
                                       -----------------------------------
                                                                     Per-Share
                                      Earnings         Shares          Amount
                                      --------         ------          ------
Basic Earnings per Share
------------------------
Net earnings                           $ 46.5           39.8           $ 1.17
Dilutive options                                         0.7
                                                        ----
Diluted Earnings per Share
--------------------------
Net earnings available for common      $ 46.5           40.5           $ 1.15
                                       ======           ====           ======

Note 9.
------

OVERVIEW OF ASBESTOS-RELATED LEGAL PROCEEDINGS

Personal Injury Litigation

The Company is one of many defendants in approximately 164,000 pending claims as of March 31, 1999, alleging personal injury from exposure to asbestos. These claims are discussed more fully under the heading "Legal Proceedings" under Item 1 of Part II of this report, which should be read in conjunction with this note. The Company does not know how many claims will be filed against it in the future, nor the details thereof, nor of pending suits not fully reviewed, nor the defense and resolution costs that may ultimately result therefrom, nor whether an alternative to the Amchem settlement vehicle may emerge, nor the scope of its insurance coverage ultimately deemed available.

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

Amchem Settlement Class Action

Georgine v. Amchem ("Amchem") was a settlement class action filed in the Eastern District of Pennsylvania on January 15, 1993, that included essentially all future personal injury claims against members of the Center for Claims Resolution ("Center"), including the Company. It was designed to establish a nonlitigation system for the resolution of such claims, and offered a method for prompt compensation to claimants who were occupationally exposed to asbestos if they met certain exposure and medical criteria. Compensation amounts were derived from historical settlement data and no punitive damages were to be paid. The settlement was designed to, among other things, minimize transactional costs, including attorneys' fees, expedite compensation to claimants with qualifying claims, and relieve the courts of the burden of handling future claims.

The District Court, after exhaustive discovery and testimony, approved the settlement class action and issued a preliminary injunction that barred class members from pursuing claims against Center members in the tort system. The U.S. Court of Appeals for the Third Circuit reversed that decision, and the reversal was sustained by the U.S. Supreme Court on June 25, 1997, holding that the settlement class did not meet the requirements for class certification under Federal Rule of Civil Procedure 23. The preliminary injunction was vacated on July 21, 1997, resulting in the immediate reinstatement of enjoined cases and a loss of the bar against the filing of claims in the tort system. The Company believes that an alternative claims resolution mechanism similar to Amchem is likely to emerge, but the liability is likely to be higher than the projection in Amchem.

Post Amchem Claim Filings

During 1998, pending claims increased by 71,000 claims. The Company and its outside counsel believe the increase in claims filed during 1998 was partially due to acceleration of pending claims as a result of the Supreme Court's decision on Amchem and additional claims that had been filed in the tort system against other defendants (and not against Center members) while Amchem was pending. The Company continually assesses the assumptions it uses in its estimate of the range of liability that is probable and estimable. This estimate is highly uncertain due to the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. In the first quarter of 1999, 11,380 claims were filed. Based on this claims experience in the first quarter of 1999, there appear to have been favorable developments with respect to some assumptions, but in some respects less favorable developments than anticipated on average for 1999. The Company will continue to study the variables as experienced in 1999 in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable. The Company will evaluate whether any changes are required to its estimated liability as it receives additional claims experience.

Asbestos-Related Liability

The Company continually evaluates the nature and amount of recent claim settlements and their impact on the Company's projected asbestos resolution and defense costs. In doing so, the Company reviews, among other things, its recent and historical settlement amounts, the incidence of past claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it, the previous estimates based on the Amchem projection and its recent experience. Subject to the uncertainties, limitations and other variables referred to above and based upon its experience, the Company has estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. The Company's estimation of such liability that is probable and estimable through 2004 ranges from $389.4 million to $778.0 million. The Company has concluded that no amount within that range is more likely than any other, and therefore has reflected $389.4 million as a liability in the accompanying consolidated financial statements. Of this amount, management expects to incur approximately $120.0 million over the next 12 months and has reflected this amount as a current liability. This estimate includes an assumption that the number of new claims filed annually will be less than the number filed in 1998. The Company believes it can reasonably estimate the number and nature of future claims that may be filed through 2004. However, for claims that may be filed beyond that period, management believes that the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, or the cost to resolve them. Accordingly, it is reasonably possible that the total exposure to personal injury claims may be greater than the recorded liability.

Because of the uncertainties related to the number of claims, the ultimate settlement amounts, and similar matters, it is extremely difficult to obtain reasonable estimates of the amount of the ultimate liability. The Company's evaluation of the range of probable liability is primarily based on known pending claims and an estimate of potential claims that are likely to occur and can be reasonably estimated. The estimate of likely claims to be filed in the future is subject to an increasing degree of uncertainty each year into the future. As additional experience is gained regarding claims and settlements or other new information becomes available regarding the potential liability, the Company will reassess its potential liability and revise the estimates as appropriate.

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

The insurance carriers that provide personal injury products hazard, nonproducts or property damage coverages include the following: Reliance Insurance Company; Aetna (now Travelers) Casualty and Surety Company; Liberty Mutual Insurance Company; Travelers Insurance Company; Fireman's Fund Insurance Company; Insurance Company of North America; Lloyds of London; various London market companies; Fidelity and Casualty Insurance Company; First State Insurance Company; U.S. Fire Insurance Company; Home Insurance Company; Great American Insurance Company; American Home Assurance Company and National Union Fire Insurance Company (now part of AIG); Central National Insurance Company; Interstate Insurance Company; Puritan Insurance Company; and Commercial Union Insurance Company. An excess carrier that provided personal injury coverage, certain London companies, and certain excess carriers providing only property damage coverage are insolvent. The Company is pursuing claims against insolvents in a number of forums.

Insurance Recovery Proceedings

A substantial portion of the Company's primary and excess insurance asset is nonproducts (general liability) insurance for personal injury claims, including among others, those that involve exposure during installation of asbestos materials. The Wellington Agreement and the 1989 settlement agreement referred to above have provisions for such coverage. An alternative dispute resolution ("ADR") process under the Wellington Agreement is underway against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and, for some policies, includes defense costs in addition to limits. The carriers have raised various defenses, including waiver, laches, statutes of limitations and contractual defenses. One primary carrier alleges that it is no longer bound by the Wellington Agreement, and another alleges that the Company agreed to limit its claims for nonproducts coverage against that carrier when the Wellington Agreement was signed. The ADR process is in the trial phase of binding arbitration. On February 26, 1999, the Company received a preliminary decision in the initial phase of the trial proceeding of the ADR which was favorable to the Company on a number of issues related to insurance coverage. The decision, while favorable, relates to the initial phase of the ADR proceeding. The Company has not yet determined the financial implications of the decision. The Company has entered into a settlement with a number of the carriers resolving its access to coverage.

An insurance asset in the amount of $264.8 million is recorded on the Consolidated Balance Sheet. Of this amount, approximately $26.0 million represents partial settlement for previous claims which will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.35%. The total amount recorded reflects the Company's belief in the availability of insurance in this amount, based upon the Company's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process which is in the trial phase of binding arbitration. The Company continually evaluates the probable insurance asset to be recorded. Depending on further evaluation of the ADR decision, and activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the Company may revise its estimate and additional insurance assets may be recorded in a future period. Of the $264.8 million asset, $30.0 million has been recorded as a current asset reflecting management's estimate of the minimum insurance payments to be received in the next 12 months. However, the actual amount of payments to be received in the next 12 months is dependent upon the actual liability incurred and the nature and result of settlement discussions. Management estimates that the timing of future cash payments for the remainder of the recorded asset may extend beyond 10 years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
------  -----------------------------------------------------------------------
of Operations
-------------

Financial Condition
-------------------

As shown on the Consolidated Balance Sheets (see page 3), the Company had cash and cash equivalents of $36.6 million at March 31, 1999. Working capital was $351.7 million as of March 31, 1999, $16.1 million lower than the $367.8 million recorded at the end of 1998. The ratio of current assets to current liabilities was 1.43 to 1 as of March 31, 1999, decreasing slightly from the
1.49 to 1 ratio as of December 31, 1998.

Long-term debt, excluding the Company's guarantee of the ESOP loan, decreased slightly in the first three months of 1999. At March 31, 1999, long-term debt of $1,554.0 million, or 57.6 percent of total capital, compared with $1,562.8 million, or 59.3 percent of total capital, at the end of 1998. For the periods ended March 31, 1999, and December 31, 1998 ratios of total debt (including the Company's financing of the ESOP loan) as a percent of total capital were 72.5 percent and 73.1 percent, respectively.

As shown on the Consolidated Statements of Cash Flows (see page 5), net cash provided by operating activities for the three months ended March 31, 1999, was $16.3 million compared with $16.5 million for the comparable period in 1998.

Net cash used for investing activities was $39.4 million for the three months ended March 31, 1999, compared with $30.4 million in 1998. The increase of $9.0 million was primarily due to expenditures for property, plant and equipment for Triangle Pacific and DLW which were acquired in the third quarter of 1998.

Net cash provided by financing activities was $23.2 million for the three months ended March 31, 1999. For the three months ended March 31, 1998, net cash provided by financing activities was $6.0 million. The lower amount of cash from financing activities in 1998 reflected repurchases of common shares.

On March 16, 1999, a shelf registration statement on Form S-3 was filed with the Securities and Exchange Commission (declared effective March 24, 1999) pursuant to which the Company may issue from time to time up to $1.0 billion of debt and/or equity securities. It is management's opinion that the Company has sufficient financial strength to warrant the required support from lending institutions and financial markets.

The Company is constantly evaluating its various business units and may from time to time dispose of, or restructure, those units. On February 2, 1999, the Company announced its intent to form a joint venture in the worldwide technical insulation business with NMC (USA)/Nomaco (Belgium) and Thermaflex (Netherlands).

Asbestos-Related Litigation
---------------------------

The Company is involved in significant asbestos-related litigation which is described more fully under the heading "Legal Proceedings" under Item 1 of Part II of this report and which should be read in connection with this discussion and analysis. The Company does not know how many claims will be filed against it in the future, nor the details thereof, nor of pending suits not fully reviewed, nor the defense and resolution costs that may ultimately result therefrom, nor whether an alternative to the Amchem settlement vehicle (discussed in that Legal Proceedings item) may emerge, nor the scope of its insurance coverage ultimately deemed available.

The Company continually evaluates the nature and amount of recent claim settlements and their impact on the Company's projected asbestos resolution and defense costs. In doing so, the Company reviews, among other things, its recent and historical settlement amounts, the incidence of past claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it, the previous estimates based on the Amchem projection and its recent experience. Subject to the uncertainties, limitations and other variables referred to above and based upon its experience, the Company has estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. The Company's estimation of such liability that is probable and estimable through 2004 ranges from $389.4 million to $778.0 million. The Company has concluded that no amount within that range is more likely than any other, and therefore has reflected $389.4 million as a liability in the accompanying consolidated financial statements. Of this amount, management expects to incur approximately $120.0 million over the next 12 months and has reflected this amount as a current liability. This estimate includes an assumption that the number of new claims filed annually will be less than the number filed in 1998. The Company believes it can reasonably estimate the number and nature of future claims that may be filed through 2004.

However, for claims that may be filed beyond that period, management believes that the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, or the cost to resolve them. Accordingly, it is reasonably possible that the total exposure to personal injury claims may be greater than the recorded liability.

During 1998, pending claims increased by 71,000 claims. The Company and its outside counsel believe the increase in claims filed during 1998 was partially due to acceleration of pending claims as a result of the Supreme Court's decision on Amchem and additional claims that had been filed in the tort system against other defendants (and not against Center members) while Amchem was pending. The Company continually assesses the assumptions it uses in its estimate of the range of liability that is probable and estimable. This estimate is highly uncertain due to the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. In the first quarter of 1999, 11,380 claims were fi1ed. Based on this claims experience in the first quarter of 1999, there appear to have been favorable developments with respect to some assumptions, but in some respects less favorable developments than anticipated on average for 1999. The Company will continue to study the variables as experienced in 1999 in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable. The Company will evaluate whether any changes are required to its estimated liability as it receives additional claims experience.

Because of the uncertainties related to the number of claims, the ultimate settlement amounts, and similar matters, it is extremely difficult to obtain reasonable estimates of the amount of the ultimate liability. The Company's evaluation of the range of probable liability is primarily based on known pending claims and an estimate of potential claims that are likely to occur and can be reasonably estimated. The estimate of likely claims to be filed in the future is subject to an increasing degree of uncertainty each year into the future. As additional experience is gained regarding claims and settlements or other new information becomes available regarding the potential liability, the Company will reassess its potential liability and revise the estimates as appropriate.

Because, among other things, payment of the liability will extend over many years, management believes that the potential additional costs for claims, net of any potential insurance recoveries, will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in a future period.

An insurance asset in the amount of $264.8 million is recorded on the Consolidated Balance Sheet. Of this amount, approximately $26.0 million represents partial settlement for previous claims which will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.35%. The total amount recorded reflects the Company's belief in the availability of insurance in this amount, based upon the Company's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process which is in the trial phase of binding arbitration. The Company continually evaluates the probable insurance asset to be recorded. Depending on further evaluation of the ADR decision, and activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the Company may revise its estimate and additional insurance assets may be recorded in a future period. Of the $264.8 million asset, $30.0 million has been recorded as a current asset reflecting management's estimate of the minimum insurance payments to be received in the next 12 months. However, the actual amount of payments to be received in the next 12 months is dependent upon the actual liability incurred and the nature and result of settlement discussions. Management estimates that the timing of future cash payments for the remainder of the recorded asset may extend beyond 10 years.

Even though uncertainties remain as to the potential number of unasserted claims and the liability resulting therefrom, and after consideration of the variables involved, including the ultimate scope of its insurance coverage, the Wellington Agreement and other settlements with insurance carriers, the results of the California insurance coverage litigation, the establishment of the Center, the likelihood that an alternative to the Amchem settlement will eventually emerge, and its experience, the Company believes the asbestos-related claims against the Company will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in a future period.

Consolidated Results
--------------------

First-quarter net sales of $829.1 million were 52.7 percent higher when compared with net sales of $543.1 million in first quarter 1998. The growth reflects the acquisitions of Triangle Pacific ($187.0 million) and DLW ($121.4 million). Sales by the Company's preacquisition businesses were $520.7 million, which were $22.4 million, or 4.1 percent, below prior year as floor coverings sales decreased 7.8 percent and gasket sales decreased 21.6 percent.

First-quarter net earnings were $48.3 million compared with 1998's first-quarter net earnings of $46.5 million. Net earnings per diluted share were $1.20 compared with $1.15 per diluted share for the first quarter of 1998 while net earnings per basic share were $1.21 compared with $1.17 per basic share for the first quarter of 1998. Excluding Triangle Pacific and DLW, acquired in 1998, net earnings were $49.1 million or $1.22 per diluted share, an increase of 5.6 percent over 1998's net earnings of $46.5 million, or $1.15 per diluted share.

The cost of goods sold in the first quarter was 66.8 percent of sales, the same as in 1998. Excluding Triangle Pacific and DLW, Armstrong's base business cost of goods sold was 64.6%, or 2.2 percentage points better than 1998, driven primarily by significant cost reductions, including lower raw material costs, in floor coverings and building products.

Goodwill amortization was $6.1 million in the first quarter of 1999 compared with $0.4 million in the first quarter of 1998. This increase related to the acquisitions of Triangle Pacific and DLW. Interest expense was $26.7 million in the first quarter of 1999 compared with $6.6 million in the first quarter of 1998. This increase was due to additional long-term debt used to finance the acquisitions.

For the first-quarter 1999, the Company's effective tax rate of 37.9% was 2.9 percentage points higher than last year and 2.9 percentage points higher than the statutory rate of 35% primarily due to an increase in non-deductible goodwill amortization related to the acquisitions of Triangle Pacific and DLW.

Industry Segment Results:
------------------------

Floor coverings sales of $376.2 million in the first quarter included sales of $121.4 million from DLW. Excluding DLW, sales were $254.8 million, or 7.8 percent below last year. Sales in the Americas decreased 5.7 percent primarily due to the impact of a significant channel inventory build-up from new product introductions in 1998. In Europe, sales were down 18.5 percent while Pacific Rim sales declined 23.1 percent due to general economic conditions in these areas. Operating income of $46.7 million included $4.6 million of income from DLW. Excluding DLW, Armstrong's base business operating income of $42.1 million was
16.5 percent of sales compared with $36.8 million or 13.3 percent of sales in 1998. The operating margin improvement, excluding DLW, was primarily due to 1998's cost reduction activities and lower raw material and other costs. Operating results included a gain of approximately $1.2 million resulting from the settlement of inventory claims net of write-offs of slow moving inventory.

Building products record sales of $189.7 million increased 0.8 percent from $188.2 million in the first quarter of 1998. Americas sales were 1.4 percent higher as unit volume increases more than offset competitive pricing pressure and a less favorable mix. Sales to Russia and Central Europe were down 38.6 percent, or approximately $3.2 million, compared to first quarter 1998 due to general economic conditions in these areas. Operating income of $29.7 million increased $3.4 million over 1998 and was driven by the cost reduction activities announced in the fourth quarter of 1998 in addition to the growth in sales.

Wood products, comprising Triangle Pacific which was acquired in 1998, contributed $187.0 million to sales in the first quarter and was 8.6 percent ahead of the comparable period in 1998. Cabinet sales continued to benefit from improved sales mix and continuing cost reductions. Wood flooring sales were ahead of last year, but faced competitive pricing pressure primarily in unfinished strip products. Operating income of $18.5 million was below the comparable period in 1998 due to amortization of acquisition goodwill.

Insulation products sales of $56.3 million increased 4.3 percent over the same period in 1998 as sales in the Americas increased 11.6 percent while Pacific Rim sales improved 36.7 percent. Operating profit of $10.2 million was slightly ahead of last year as purchasing cost improvements and SG&A reductions offset declining prices.

Sales of $19.9 million in the All Other segment were down 19.1 percent over the same period in 1998. Gasket sales fell 21.6 percent reflecting the carryover impact of a fourth quarter 1998 sales promotion. Textile sales declined 15.2 percent due to continuing weakness in the Asian market. Operating income improved to $1.9 million as the absence of $2.2 million in Dal-Tile losses more than offset the effects of lower sales for gaskets and textiles.

Year-2000 Activities:
--------------------

The Company has continued its investments in hardware and software that is year-2000 compliant. A fully operational Enterprise Resource Planning system, implemented in phases over the last 4 years, has eliminated a major portion of the Company's year-2000 compliance risk by centralizing and replacing business critical systems including logistics, finance, human resources, payroll, and procurement. In addition, the Company has converted the remainder of its software and hardware information technology and non-information technology systems to minimize any exposure to year-2000 compliance failures, and is currently in the testing phase of conversion. Parallel work streams or "tracks" continue to complete the work required to repair or replace non-compliant systems and monitor the degree of year-2000 compliance by the Company's business partners including suppliers, customers, financial institutions, and utilities. The work streams encompass; (a) local projects to repair all internally developed and supported applications; (b) infrastructure projects to repair or replace all infrastructure components (e.g., mainframe and client server computer systems, networks, phone switches and personal computers); (c) remote projects to repair or replace all remote systems, including plant supported systems and applications including process line controls, HVAC systems, security systems, telecommunications systems, and other factory systems; and (d) a desktop spreadsheet and data base verification service to validate that all internally written applications are compliant.

The Year-2000 project includes several phases: an inventory phase to identify all software and hardware components potentially affected; an assessment phase to determine if identified components are compliant; a planning phase to establish plans to bring components into compliance; an execution phase to carryout actions determined during the planning phase; a testing phase to verify compliance; and a completion phase to bring the revised component into production. The local and infrastructure work streams have been substantially completed and are currently in the testing and completion phases. The remote work stream is at various phases depending upon the location with most locations currently in the testing phase, and all locations at or beyond the execution phase. Finally, the spreadsheet and database verification work stream is currently functional and available for use.

Total costs of the Year-2000 project worldwide are estimated to be $21.0 million through 1999. Actual costs through March 1999 were $12.3 million. Management believes that internally generated funds and existing sources of liquidity are sufficient to meet expected funding requirements for this project.

The Company is in the process of assessing, through direct contact and letters of inquiry with key suppliers and customers, the year-2000 compliance status of customers and suppliers. Responses to these contacts and letters are evaluated for compliance, the need for follow-up actions, or contingency plans based on business criticality. The evaluation of responses to date indicates that nearly all customers and suppliers are aware of and are taking steps to address the year-2000 issue. Until completion of this process, the Company cannot assess the potential impact, if any, that year-2000 non-compliance by customers and suppliers may have on the Company. Management believes the most reasonably-likely worst case scenario would be that a small number of vendors who are not critical to the operation of the Company's business will be unable to supply materials for a short time after January 1, 2000. Moreover, management is creating contingency plans to prepare for any reasonably-likely worst case scenarios, including manual operations, selection of alternative suppliers, early purchase of inventory and additional software repair.

New Accounting Pronouncements
-----------------------------

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

Cautionary Statements About Future Results
------------------------------------------

This discussion is provided under the Private Securities Litigation Reform Act of 1995. The Company's disclosures in reports filed with the SEC, including its 1998 Annual Report to Shareholders and other public comments contain certain written or oral forward-looking statements. Forward-looking statements provide the Company's expectations or forecasts of future events. These statements may be identified by the fact that they use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "outlook," and other words of similar meaning in discussions of future operating or financial performance. In particular, these include statements relating to future earnings per share, dividends, financial results, operating results, prospective products, future performance of current products, future sales or expenses, and the outcome of contingencies such as legal proceedings.

Any of these forward-looking statements may turn out to be wrong. Actual future results may vary materially. Consequently, no forward-looking statement can be guaranteed.

Many factors could cause the Company's actual results to differ materially from expected historical results. Such factors include:

     . the strength of end-use markets for the Company's building products in North America,
     .    levels of raw material and energy costs,
     . competitive pricing caused by global overcapacity for building products such as the Company's floors and ceilings,

     . economic and political disruptions in emerging markets and developing countries,
     .    integration of businesses acquired in 1998, and
     . the outcome of the asbestos, environmental and any other legal proceedings described in the notes to the Company's consolidated financial statements and/or in the "Legal Proceedings" sections of the Company's 10-K, 10-Q and 8-K filings with the SEC.

This should not be considered to be a complete list of all potential risks and uncertainties that might affect our future results. The Company undertakes no obligation to update any forward-looking statements. The related disclosures in the Company's report on Form 10-K filed in March 1999, and any further disclosures the Company makes in subsequent 10-Q, 8-K and 10-K reports to the SEC should also be consulted.

                       Independent Auditors' Review Report
                       -----------------------------------

The Board of Directors and Shareholders
Armstrong World Industries, Inc.:

We have reviewed the consolidated balance sheet of Armstrong World Industries, Inc., and subsidiaries as of March 31, 1999, and the related consolidated statements of earnings, cash flows and shareholders' equity for the three-month periods ended March 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Armstrong World Industries, Inc., and subsidiaries as of December 31, 1998, and the related consolidated statements of earnings, cash flows and shareholders' equity for the year then ended (not presented herein); and in our report dated February 2, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP



Philadelphia, Pennsylvania
May 10, 1999

                           Part II - Other Information
                           ---------------------------

Item 1.  Legal Proceedings
------   -----------------

ASBESTOS-RELATED LITIGATION

Personal Injury Litigation

The Company is one of many defendants in approximately 164,000 pending claims as of March 31, 1999, alleging personal injury from exposure to asbestos.

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

Amchem Settlement Class Action

Georgine v. Amchem ("Amchem") was a settlement class action filed in the Eastern District of Pennsylvania on January 15, 1993, that included essentially all future personal injury claims against members of the Center for Claims Resolution ("Center"), including the Company. It was designed to establish a nonlitigation system for the resolution of such claims, and offered a method for prompt compensation to claimants who were occupationally exposed to asbestos if they met certain exposure and medical criteria. Compensation amounts were derived from historical settlement data and no punitive damages were to be paid. The settlement was designed to, among other things, minimize transactional costs, including attorneys' fees, expedite compensation to claimants with qualifying claims, and relieve the courts of the burden of handling future claims.

The District Court, after exhaustive discovery and testimony, approved the settlement class action and issued a preliminary injunction that barred class members from pursuing claims against Center members in the tort system. The U.S. Court of Appeals for the Third Circuit reversed that decision, and the reversal was sustained by the U.S. Supreme Court on June 25, 1997, holding that the settlement class did not meet the requirements for class certification under Federal Rule of Civil Procedure 23. The preliminary injunction was vacated on July 21, 1997, resulting in the immediate reinstatement of enjoined cases and a loss of the bar against the filing of claims in the tort system. The Company believes that an alternative claims resolution mechanism similar to Amchem is likely to emerge, but the liability is likely to be higher than the projection in Amchem.

Post Amchem Claim Filings

During 1998, pending claims increased by 71,000 claims. The Company and its outside counsel believe the increase in claims filed during 1998 was partially due to acceleration of pending claims as a result of the Supreme Court's decision on Amchem and additional claims that had been filed in the tort system against other defendants (and not against Center members) while Amchem was pending. The Company continually assesses the assumptions it uses in its estimate of the range of liability that is probable and estimable. This estimate is highly uncertain due to the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. In the first quarter of 1999, 11,380 claims were fi1ed. Based on this claims experience in the first quarter of 1999, there appear to have been favorable developments with respect to some assumptions, but in some respects less favorable developments than anticipated on average for 1999. The Company will continue to study the variables as experienced in 1999 in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable. The Company will evaluate whether any changes are required to its estimated liability as it receives additional claims experience.

Asbestos-Related Liability

The Company continually evaluates the nature and amount of recent claim settlements and their impact on the Company's projected asbestos resolution and defense costs. In doing so, the Company reviews, among other things, its recent and historical settlement amounts, the incidence of past claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it, the previous estimates based on the Amchem projection and its recent experience. Subject to the uncertainties, limitations and other variables referred to above and based upon its experience, the Company has estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. The Company's estimation of such liability that is probable and estimable through 2004 ranges from $389.4 million to $778.0 million. The Company has concluded that no amount within that range is more likely than any other, and therefore has reflected $389.4 million as a liability in the consolidated financial statements filed in this report. Of this amount, management expects to incur approximately $120.0 million over the next 12 months and has reflected this amount as a current liability. This estimate includes an assumption that the number of new claims filed annually will be less than the number filed in 1998. The Company believes it can reasonably estimate the number and nature of future claims that may be filed through 2004. However for claims that may be filed beyond that period, management believes that the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, or the cost to resolve them. Accordingly, it is reasonably possible that the total exposure to personal injury claims may be greater than the recorded liability.

Because of the uncertainties related to the number of claims, the ultimate settlement amounts, and similar matters, it is extremely difficult to obtain reasonable estimates of the amount of the ultimate liability. The Company's evaluation of the range of probable liability is primarily based on known pending claims and an estimate of potential claims that are likely to occur and can be reasonably estimated. The estimate of likely claims to be filed in the future is subject to an increasing degree of uncertainty each year into the future. As additional experience is gained regarding claims and settlements or other new information becomes available regarding the potential liability, the Company will reassess its potential liability and revise the estimates as appropriate.

Because, among other things, payment of the liability will extend over many years, management believes that the potential additional costs for claims, net of any potential insurance recoveries, will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in a future period.

Codefendant Bankruptcies

Certain codefendant companies have filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. As a consequence, litigation against them (with some exceptions) has been stayed or restricted. Due to the uncertainties involved, the long-term effect of these proceedings on the litigation cannot be predicted.

Property Damage Litigation

The Company is also one of many defendants in eight pending claims as of March 31, 1999, brought by public and private building owners. These claims include allegations of damage to buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures, for removal and replacement of such products. Among the lawsuits that have been resolved are four class actions, which involve public and private schools, Michigan state public and private schools, colleges and universities, and private property owners who leased facilities to the federal government. The Company vigorously denies the validity of the allegations against it in these claims. These suits and claims are not handled by the Center. Insurance coverage has been resolved and is expected to cover almost all costs of these claims.

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

The insurance carriers that provide personal injury products hazard, nonproducts or property damage coverages include the following: Reliance Insurance Company; Aetna (now Travelers) Casualty and Surety Company; Liberty Mutual Insurance Company; Travelers Insurance Company; Fireman's Fund Insurance Company; Insurance Company of North America; Lloyds of London; various London market companies; Fidelity and Casualty Insurance Company; First State Insurance Company; U.S. Fire Insurance Company; Home Insurance Company; Great American Insurance Company; American Home Assurance Company and National Union Fire Insurance Company (now part of AIG); Central National Insurance Company; Interstate Insurance Company; Puritan Insurance Company; and Commercial Union Insurance Company. An excess carrier that provided personal injury coverage, certain London companies, and certain excess carriers providing only property damage coverage are insolvent. The Company is pursuing claims against insolvents in a number of forums.

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

Asbestos Claims Facility ("Facility") and Center for Claims Resolution
("Center")

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

An insurance asset in the amount of $264.8 million is recorded as an asset in the consolidated financial statements filed in this report. Of this amount, approximately $26.0 million represents partial settlement for previous claims which will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.35%. The total amount recorded reflects the Company's belief in the availability of insurance in this amount, based upon the Company's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process which is in the trial phase of binding arbitration. The Company continually evaluates the probable insurance asset to be recorded. Depending on further evaluation of the ADR decision, and activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the Company may revise its estimate and additional insurance assets may be recorded in a future period. Of the $264.8 million asset, $30.0 million has been recorded as a current asset reflecting management's estimate of the minimum insurance payments to be received in the next 12 months. However, the actual amount of payments to be received in the next 12 months is dependent upon the actual liability incurred and the nature and result of settlement discussions. Management estimates that the timing of future cash payments for the remainder of the recorded asset may extend beyond 10 years.

Conclusions

The Company does not know how many claims will be filed against it in the future, nor the details thereof, nor of pending suits not fully reviewed, nor the defense and resolution costs that may ultimately result therefrom, nor whether an alternative to the Amchem settlement vehicle may emerge, nor the scope of its insurance coverage ultimately deemed available.

The Company continually evaluates the nature and amount of recent claim settlements and their impact on the Company's projected asbestos resolution and defense costs. In doing so, the Company reviews, among other things, its recent and historical settlement amounts, the incidence of past claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it, the previous estimates based on the Amchem projection and its recent experience. Subject to the uncertainties, limitations and other variables referred to above and based upon its experience, the Company has estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. The Company's estimation of such liability that is probable and estimable through 2004 ranges from $389.4 million to $778.0 million. The Company has concluded that no amount within that range is more likely than any other, and therefore has reflected $389.4 million as a liability in the consolidated financial statements filed in this report. Of this amount, management expects to incur approximately $120.0 million over the next 12 months and has reflected this amount as a current liability. The Company believes it can reasonably estimate the number and nature of future claims that may be filed through 2004. However for claims that may be filed beyond that period, management believes that the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, or the cost to resolve them. Accordingly, it is reasonably possible that the total exposure to personal injury claims may be greater than the recorded liability. The Company continually assesses the assumptions it uses in its estimate of the range of liability that is probable and estimable. This estimate is highly uncertain due to the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. In the first quarter of 1999, another 11,380 claims were filed. Based on the claims experience in the first quarter of 1999, there appear to have been favorable developments with respect to some assumptions, but in some respects less favorable developments than anticipated on average for 1999. The Company will continue to study the variables as experienced in 1999 in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable. The Company will evaluate whether any changes are required to its estimated liability as it receives additional claims experience.

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

An insurance asset in the amount of $264.8 million is recorded in the Consolidated financial statements filed in this report and reflects the Company's belief in the availability of insurance in this amount, based upon the Company's success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies, and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through the ADR process, negotiation or litigation.

The Company believes that a claims resolution mechanism alternative to the Amchem settlement will eventually emerge, but the liability is likely to be higher than the projection in Amchem.

Subject to the uncertainties, limitations and other variables referred to elsewhere in this discussion and based upon its experience, the Company believes it is probable that substantially all of the defense and resolution costs of property damage claims will be covered by insurance.

Even though uncertainties remain as to the potential number of unasserted claims and the liability resulting therefrom, and after consideration of the variables involved, including the ultimate scope of its insurance coverage, the Wellington Agreement and other settlements with insurance carriers, the results of the California insurance coverage litigation, the establishment of the Center, the likelihood that an alternative to the Amchem settlement will eventually emerge, and its experience, the Company believes the asbestos-related claims against the Company will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in a future period.

ENVIRONMENTAL MATTERS
---------------------

The Company's operations are subject to federal, state, local and foreign environmental laws and regulations. As with many industrial companies, the Company is currently involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"), and similar state laws at approximately 22 sites. In most cases, the Company is one of many potentially responsible parties ("PRPs") who have voluntarily agreed to jointly fund the required investigation and remediation of each site. With regard to some sites, however, the Company disputes the liability, the proposed remedy or the proposed cost allocation among the PRPs. The Company may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies. The Company is also remediating environmental contamination resulting from past industrial activity at certain of its current and former plant sites.

Estimates of future liability are based on an evaluation of currently available facts regarding each individual site and consider factors including existing technology, presently enacted laws and regulations and prior Company experience in remediation of contaminated sites. Although current law may impose joint and several liability on all parties at any Superfund site, the Company's contribution to the remediation of these sites is expected to be limited by the number of other companies also identified as potentially liable for site costs. As a result, the Company's estimated liability reflects only the Company's expected share. In determining the probability of contribution, the Company considers the solvency of the parties, whether responsibility is being disputed, the terms of any existing agreements and experience regarding similar matters. The estimated liabilities do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset.

Liabilities of $17.6 million were recorded at March 31, 1999 for potential environmental liabilities that the Company considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the amount of the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each individual site, these liabilities are reviewed to reflect additional information as it becomes available.

Actual costs to be incurred at identified sites in the future may vary from estimates, given the inherent uncertainties in evaluating environmental liabilities. Subject to the imprecision in estimating environmental remediation costs, the Company believes that any sum it may have to pay in connection with environmental matters in excess of the amounts noted above would not have a material adverse effect on its financial condition, liquidity or results of operations, although the recording of future costs may be material to earnings in such future period.

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

     (a) The following exhibits are filed as a part of the Quarterly Report on Form 10-Q:

     Exhibits
     --------

     No. 15       Letter re Unaudited Interim Financial Information
     No. 27       Financial Data Schedule

     (b) The following reports on Form 8-K were filed during the quarter for which this report is filed:

          1. On March 2, 1999, the registrant filed a Current Report on Form 8-K/A amending the Current Report on Form 8-K filed on November 2, 1998, announcing that the registrant had completed an underwritten public offering of $180 million aggregate principal amount of 7.45 percent Senior Quarterly Interest Bonds due 2038.

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


Date:  May 12, 1999

                                 Exhibit Index
                                 -------------

Exhibit No.
-----------

No. 15            Letter re Unaudited Interim Financial Information

No. 27            Financial Data Schedule