Form 10-Q
period 1999-07-30
ARMSTRONG WORLD INDUSTRIES INC
filed 1999-08-12
CIK 7431

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


(Mark One)
[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1999
                               --------------------------------------

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               --------------------   --------------------------
Commission file number                     1-2116
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

Number of shares of registrant's common stock outstanding as of July 31, 1999 - 40,062,940

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
                                   Unaudited

                                                                Three months                          Six months
                                                                ended June 30                        ended June 30
                                                                -------------                        -------------
                                                            1999             1998              1999                1998
                                                            ----             ----              ----                ----
NET SALES                                                $   883.0        $   555.6        $   1,712.1        $   1,098.7
Cost of goods sold                                           575.7            361.8            1,129.5              724.5
Selling, general and administrative expense                  173.2            105.2              342.4              208.8
Goodwill amortization                                          6.0              0.3               12.1                0.7
Equity earnings from affiliates                               (4.0)            (4.6)              (7.9)              (5.3)
                                                         ---------        ---------        -----------        -----------
Operating income                                             132.1             92.9              236.0              170.0

Interest expense                                              26.4              7.0               53.1               13.6
Other (income) expenses, net                                  (7.3)             0.6               (7.9)              (0.4)
                                                         ---------        ---------        -----------        -----------
Earnings before income taxes                                 113.0             85.3              190.8              156.8
Income taxes                                                  40.2             29.2               69.7               54.2
                                                         ---------        ---------        -----------        -----------

NET EARNINGS                                             $    72.8        $    56.1        $     121.1        $     102.6
                                                         =========        =========        ===========        ===========

Net earnings per share of common stock:
  Basic                                                  $    1.83        $    1.41        $      3.04        $      2.58
  Diluted                                                $    1.81        $    1.38        $      3.01        $      2.53

Average number of common shares outstanding:
  Basic                                                       39.8             39.7               39.8               39.8
  Diluted                                                     40.2             40.5               40.2               40.5


See accompanying footnotes to the unaudited consolidated financial statements beginning on page 6.

              Armstrong World Industries, Inc., and Subsidiaries
                          Consolidated Balance Sheets
                          ---------------------------
                             (amounts in millions)


                                                                         Unaudited
       Assets                                                          June 30, 1999           December 31, 1998
       ------                                                          -------------           -----------------
Current assets:
   Cash and cash equivalents                                            $   56.9                   $   38.2
   Accounts receivable less allowance                                      481.2                      440.4
   Inventories:
       Finished goods                                                      246.1                      251.2
       Work in process                                                      50.0                       51.5
       Raw materials and supplies                                          140.1                      162.4
                                                                          ------                     ------
         Total inventories                                                 436.2                      465.1
   Income tax benefits                                                      50.3                       52.5
   Net assets of businesses held for sale                                    4.5                       55.9
   Other current assets                                                     63.4                       69.0
                                                                            ----                   --------
         Total current assets                                            1,092.5                    1,121.1
Property, plant, and equipment                                           2,738.1                    2,623.9
   Less accumulated depreciation and amortization                        1,318.2                    1,121.9
                                                                         -------                   --------
         Net property, plant and equipment                               1,419.9                    1,502.0

Insurance for asbestos-related liabilities                                 191.0                      248.8
Investment in affiliates                                                    57.4                       41.8
Goodwill, net                                                              946.0                      965.4
Other intangibles, net                                                      58.5                       63.2
Other noncurrent assets                                                    361.6                      330.9
                                                                        --------                    -------
         Total assets                                                   $4,126.9                   $4,273.2
                                                                        ========                   ========

       Liabilities and Shareholders' Equity
       ------------------------------------
Current liabilities:
   Short-term debt                                                      $   40.8                   $  149.9
   Current installments of long-term debt                                   55.5                       32.9
   Accounts payable and accrued expenses                                   542.0                      544.8
   Income taxes                                                             75.0                       25.7
                                                                          ------                   --------
         Total current liabilities                                         713.3                      753.3

Long-term debt, less current installments                                1,524.9                    1,562.8
Employee Stock Ownership Plan (ESOP) loan guarantee                        167.4                      178.6
Postretirement and postemployment benefit liabilities                      247.0                      249.0
Pension benefit liabilities                                                215.1                      235.5
Asbestos-related liabilities                                               229.9                      344.8
Other long-term liabilities                                                115.1                      115.8
Deferred income taxes                                                       98.8                      107.6
Minority interest in subsidiaries                                           12.5                       16.1
                                                                            ----                   --------
         Total noncurrent liabilities                                    2,610.7                    2,810.2

Shareholders' equity:
   Common stock                                                             51.9                       51.9
   Capital in excess of par value                                          175.2                      173.0
   Reduction for ESOP loan guarantee                                      (189.5)                    (199.1)
   Retained earnings                                                     1,340.6                    1,257.0
   Accumulated other comprehensive loss                                    (29.1)                     (25.4)
   Treasury stock                                                         (546.2)                    (547.7)
                                                                        ---------                  --------
         Total shareholders' equity                                        802.9                      709.7
                                                                        ---------                  --------

         Total liabilities and shareholders' equity                     $4,126.9                   $4,273.2
                                                                        ========                   ========

See accompanying footnotes to the unaudited consolidated financial statements beginning on page 6.

               Armstrong World Industries, Inc. and Subsidiaries

                Consolidated Statements of Shareholders' Equity
                -----------------------------------------------
                             (amounts in millions)

                                   Unaudited

                                                 1999                 1998
                                                 ----                 ----
Common stock $1 par value:
-------------------------

Balance at beginning of year & June 30         $   51.9            $    51.9
                                               --------            ---------

Capital in excess of par value:
------------------------------

Balance at beginning of year                   $  173.0            $   169.5
Stock issuances and other                           2.2                  0.0
                                               --------            ---------

Balance at June 30                             $  175.2            $   169.5
                                               --------            ---------

Reduction for ESOP loan guarantee:
---------------------------------

Balance at beginning of year                   $ (199.1)           $  (207.7)
Principal paid                                     11.2                 11.3
Loans to ESOP                                      (0.8)                (5.9)
Accrued compensation                               (0.8)                (0.6)
                                               --------            ---------

Balance at June 30                             $ (189.5)           $  (202.9)
                                               --------            ---------

Retained earnings:
-----------------

Balance at beginning of year                   $1,257.0            $ 1,339.6
Net earnings                                      121.1   $121.1       102.6   $102.6
Tax benefit on dividends paid on
  unallocated common shares                         0.9                  0.9
                                               --------            ---------

  Total                                        $1,379.0            $ 1,443.1
Less common stock dividends                        38.4                 36.8
                                               --------            ---------

Balance at June 30                             $1,340.6            $ 1,406.3
                                               --------            ---------
Accumulated other comprehensive
-------------------------------
  income (loss)
  ------------

Balance at beginning of year                   $  (25.4)           $   (16.2)

  Foreign currency translation
   adjustments and hedging activities              (5.0)                (5.5)
  Minimum pension liability adjustments             1.3                  5.3
                                               --------            ---------

Total other comprehensive income (loss)            (3.7)    (3.7)       (0.2)    (0.2)
                                               --------     ----   ---------     -----

Balance at June 30                             $  (29.1)           $   (16.4)
                                               --------            ---------

Comprehensive income                                      $117.4               $102.4
--------------------                                      ======               ======

Less treasury stock at cost:
---------------------------

Balance at beginning of year                   $  547.7            $   526.5
Stock purchases                                     0.7                 30.9
Stock issuance activity, net                       (2.2)                (9.4)
                                               --------            ---------

Balance at June 30                             $  546.2            $   548.0
                                               --------            ---------

Total shareholders' equity                     $  802.9            $   860.4
                                               ========            =========


See accompanying footnotes to the unaudited consolidated financial statements beginning on page 6.

              Armstrong World Industries, Inc., and Subsidiaries
               Consolidated Statements of Cash Flows--Unaudited
               ------------------------------------------------
                             (amounts in millions)
                                   Unaudited

                                                                                          Six Months Ended
                                                                                              June 30
                                                                                              -------
                                                                                       1999             1998
                                                                                       ----             ----
Cash flows from operating activities:
   Net earnings                                                                      $121.1          $ 102.6
   Adjustments to reconcile net earnings to net cash
       provided by (used for) operating activities:
     Depreciation and amortization                                                     83.3             64.2
     Gain on sale of business                                                          (7.5)              --
     Deferred income taxes                                                              2.5             11.4
     Equity change in affiliates                                                       (0.8)            (2.3)
     Reorganization and restructuring payments                                        (12.8)            (3.1)
     Payments for asbestos-related claims, net of recoveries                          (17.0)           (31.5)
Changes in operating assets and liabilities net of
   effects of restructuring and dispositions:
         Increase in receivables                                                      (66.7)           (30.2)
         Decrease (increase) in inventories                                            (7.1)             6.1
         Decrease in other current assets                                              29.4              5.0
         Increase in other noncurrent assets                                          (34.6)           (49.2)
         (Decrease) increase in accounts payable
           and accrued expenses                                                         5.0            (20.2)
         Increase in income taxes payable                                              49.1             15.3
         Increase in other long-term liabilities                                       11.2              1.9
         Other, net                                                                     1.1             (5.7)
                                                                                       ----             -----
Net cash provided by operating activities                                             156.2             64.3
                                                                                      -----             ----

Cash flows from investing activities:
   Purchases of property, plant and equipment                                         (73.0)           (52.6)
   Investment in computer software                                                     (5.2)           (12.2)
   Proceeds from sales of businesses                                                   78.4               --
   Proceeds from the sale of property, plant and equipment                              3.4              1.5
   Other, net                                                                          (0.2)              --
                                                                                       -----          -------

Net cash provided by (used for) investing activities                                    3.4            (63.3)
                                                                                       ----            ------

Cash flows from financing activities:
   (Decrease) increase in short-term debt                                             (99.1)            80.1
   Issuance of long-term debt                                                            --             14.4
   Payments of long-term debt                                                          (5.7)           (27.2)
   Cash dividends paid                                                                (38.4)           (36.8)
   Purchase of common stock for the treasury, net                                      (0.7)           (30.9)
   Proceeds from exercised stock options                                                1.2              7.4
   Other, net                                                                            --             (0.2)
                                                                                       -----            -----

Net cash provided by (used for) financing activities                                 (142.7)             6.8
                                                                                     -------             ---

Effect of exchange rate changes on cash and cash
   equivalents                                                                          1.8             (2.8)
                                                                                      -----             -----

Net decrease in cash and cash equivalents                                             $18.7            $ 5.0
                                                                                      -----            -----

Cash and cash equivalents at beginning of period                                      $38.2            $57.9
                                                                                      -----            -----

Cash and cash equivalents at end of period                                            $56.9            $62.9
                                                                                      =====            =====

See accompanying notes to the unaudited consolidated financial statements beginning on page 6.

Note 1. Operating results for the second quarter and first six months of 1999
------
compared with the corresponding periods of 1998 included in this report are unaudited. However, these results have been reviewed by the Company's independent public accountants in accordance with established professional standards and procedures for a limited review of interim financial information.

The accounting policies used in preparing these statements are the same as those used in preparing the Company's consolidated financial statements for the year ended December 31, 1998. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report and Form 10-K for the fiscal year ended December 31, 1998. In addition, beginning with the first quarter of 1999, the Company has adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." The adoption of this statement did not materially impact the Company's consolidated results, financial condition or long-term liquidity. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Three and six months' results are not necessarily indicative of annual earnings. The second fiscal quarter of Triangle Pacific, acquired in 1998, ended on July 3, 1999. No events occurred between June 30 and July 3 at Triangle Pacific materially affecting the Company's financial position or results of operations.


Note 2. INDUSTRY SEGMENTS
-------------------------
(amounts in millions)

                                                                Three months                    Six months
                                                                ended June 30                  ended June 30
Net sales to external customers                              1999           1998            1999           1998
-------------------------------                              ----           ----            ----           ----
Floor coverings                                            $ 402.3         $ 286.3        $ 778.5        $ 562.6
Building products                                            182.1           187.3          371.8          375.5
Wood products                                                218.9             0.0          405.9            0.0
Insulation products                                           55.7            57.6          112.0          111.6
All other                                                     24.0            24.4           43.9           49.0
                                                             ------         ------         ------         ------
Total sales to external customers                          $ 883.0         $ 555.6       $1,712.1       $1,098.7
                                                           =======         =======       ========       ========


Segment operating income (a)
----------------------------
Floor coverings                                             $ 59.0          $ 48.3         $105.7         $ 85.1
Building products                                             31.0            30.3           60.7           56.6
Wood products                                                 30.0             0.0           48.5            0.0
Insulation products                                           11.3            11.2           21.5           21.2
All other                                                      3.2             4.3            5.1            5.1
                                                              ----           -----          -----          -----
Total segment operating income                              $134.5          $ 94.1         $241.5         $168.0
                                                            ======          ======         ======         ======


                                                                                         June 30       December 31
Segment assets (a)(b)                                                                      1999           1998
---------------------                                                                      ----           ----
Floor coverings                                                                         $ 1,321.3       $1,373.2
Building products                                                                           554.6          550.1
Wood products                                                                             1,445.8        1,370.8
Insulation products                                                                         167.8          174.6
All other                                                                                    22.7           67.9
                                                                                            -----         ------
Total segment assets                                                                    $ 3,512.2       $3,536.6
                                                                                        =========       ========

(a) The table below provides a reconciliation of segment information to total consolidated information.


                                                                 Three months                   Six months
                                                                 ended June 30                 ended June 30
Operating income                                              1999          1998            1999           1998
                                                              ----          ----            ----           ----
   Total segment operating income                            $134.5         $ 94.1        $ 241.5        $ 168.0
   Unallocated corporate (expense) income                      (2.4)          (1.2)          (5.5)           2.0
                                                              ------        -------          -----         -----
Total consolidated operating income                          $132.1          $92.9         $236.0         $170.0
                                                             ======          =====         ======         ======

                                                      June 30        December 31
Assets                                                 1999             1998
                                                       ----             ----
   Total segment assets                             $3,512.2        $ 3,536.6
   Assets not assigned to business units               614.7            736.6
                                                       -----          -------
Total consolidated assets                           $4,126.9         $4,273.2
                                                    ========         ========

(b) The Company restated the components of segment assets at December 31, 1998, reflecting a change in the composition of reportable segments.


Note 3. DIVESTITURES
--------------------

On June 22, 1999, the Company sold its interest in the assets of Martin Surfacing, Inc. The Company acquired this interest as part of its acquisition of DLW Aktiengesellschaft ("DLW"), during the third quarter of 1998. There was no gain or loss on the transaction after consideration of purchase price allocations.

On June 30, 1999 the Company sold 65 percent of its ownership in Armstrong Industrial Specialties, Inc. ("AISI"), its gasket products subsidiary, to a group of investors including Citicorp Venture Capital Ltd. and the management of AISI for a cash purchase price of approximately $36.1 million. The sale resulted in a pretax and an after tax gain in Armstrong's second quarter of approximately $7.5 million, or $0.19 per share. The pretax and after tax gains are the same due to the realization of capital loss carryforwards. The amount of gain differs slightly from the $8.3 million estimated gain reported in the Company's 8-K filing of July 14, 1999 due to some post-closing adjustments.


Note 4. FINANCING
-----------------

On March 16, 1999, the Company filed a shelf registration statement for $1 billion of combined debt and equity securities.

On May 19, 1999, the Company completed an offering under the shelf registration statement of $200 million aggregate principal amount of 7.45% Senior Notes due 2029. The net proceeds from this offering were used to repay short-term indebtedness of the Company.


Note 5. ACQUISITIONS
--------------------

During the third quarter of 1998, the Company acquired Triangle Pacific Corp. and DLW, a portion of which was classified as held for resale. The Company has yet to complete the final purchase price adjustments. On May 28, 1999, the Company sold DLW's furniture business for total cash proceeds of $38.1 million. The following table reflects the adjustments to the carrying value of the DLW businesses held for resale relating to interest allocation, profits, cash flows and the sale in the relevant businesses:

(amounts in millions)

Carrying value at December 31, 1998                                   $55.9
Interest allocated January 1 - June 30, 1999                            1.0
Adjustment to estimated sales proceeds                                 (9.1)
Effect of exchange rate change                                         (4.9)
Losses excluded from consolidated earnings                             (0.6)
Cash flows funded by parent                                             0.3
Proceeds from sale                                                    (38.1)
                                                                      ------
Carrying value at June 30, 1999                                        $4.5
                                                                       ====

Note 6. REORGANIZATION AND RESTRUCTURING ACTIVITIES
---------------------------------------------------

Severance payments charged against reorganization and restructuring accruals were $12.8 million in the first six months of 1999 relating to the elimination of positions. As of June 30, 1999, $9.6 million remained in these accruals primarily related to severance, most of which is expected to be paid by year end.


Note 7. OTHER COMPREHENSIVE INCOME (LOSS)
-----------------------------------------

Related tax effects allocated to each component of other comprehensive income
(loss) as of June 30, 1999

                                                  Before                 Net of
                                                    Tax        Tax         Tax
(amounts in millions)                             Amount     Expense     Amount
                                                  ------     -------     ------
Foreign currency translation adjustments
    and hedging activities                        $(5.0)       0.0       $(5.0)
Minimum pension liability adjustment                2.0       (0.7)        1.3
                                                    ---       -----        ---
Other comprehensive income (loss)                 $(3.0)     $(0.7)      $(3.7)
                                                  ======     ======      ======


Note 8. SUPPLEMENTAL CASH FLOW INFORMATION
------------------------------------------

(amounts in millions)                                         Six months ended
                                                                   June 30
                                                             1999          1998
                                                             ----          ----

Interest paid                                              $ 51.1        $ 13.2
Income taxes paid, net                                     $ 11.1        $ 25.7


Note 9. EARNINGS PER SHARE
--------------------------

(amounts in millions, except per share data)


                                                   Three months ended                      Three months ended
                                                      June 30, 1999                           June 30, 1998
                                                                    Per share                               Per share
Basic earnings per share                   Earnings      Shares      Amount         Earnings     Shares        Amount
------------------------                   --------      ------      ------         --------     ------        ------
Net earnings                                $ 72.8       39.8       $ 1.83          $ 56.1        39.7       $ 1.41
Dilutive options                                          0.4                                      0.8
                                                          ---                                      ---

Diluted earnings per share
--------------------------
Net earnings available
 for common                                 $ 72.8       40.2       $ 1.81          $ 56.1        40.5       $ 1.38
                                                         ====                                     ====


                                                    Six months ended                        Six months ended
                                                      June 30, 1999                           June 30, 1998
                                                                    Per share                               Per share
Basic earnings per share                   Earnings      Shares      Amount         Earnings     Shares        Amount
------------------------                   --------      ------      ------         --------     ------        ------
Net earnings                               $ 121.1       39.8       $ 3.04         $ 102.6        39.8       $ 2.58
Dilutive options                                          0.4                                      0.7
                                                          ---                                      ---

Diluted earnings per share
--------------------------
Net earnings available
 for common                                $ 121.1       40.2       $ 3.01         $ 102.6        40.5       $ 2.53
                                                         ====                                     ====

Note 10. SUBSEQUENT EVENT
-------------------------

On July 29, 1999, the Company signed a definitive agreement to sell its Textile Products Operations to Day International Group, Inc. The closing of the transaction is expected to occur by year end. Consummation of the sale will occur after completion of due diligence inquiries by the buyer and the Company expects to incur a small after-tax loss from the sale. The textile operation employs about 224 people with facilities in Munster, Germany and Greenville, South Carolina.

Note 11. OVERVIEW OF ASBESTOS-RELATED LEGAL PROCEEDINGS
-------------------------------------------------------

Personal Injury Litigation

The Company is one of many defendants in approximately 167,400 pending claims as of June 30, 1999, alleging personal injury from exposure to asbestos. These claims are discussed more fully under the heading "Legal Proceedings" under Item 1 of Part II of this report, which should be read in conjunction with this note. The Company does not know how many claims will be filed against it in the future, nor the details thereof, nor of pending suits not fully reviewed, nor the defense and resolution costs that may ultimately result therefrom, nor whether an alternative to the Amchem settlement vehicle may emerge, nor the scope of its insurance coverage ultimately deemed available.

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

Post Amchem Claim Filings

During 1998, pending claims increased by 71,000 claims. The Company and its outside counsel believe the increase in claims filed during 1998 was partially due to acceleration of pending claims as a result of the Supreme Court's decision on Amchem and additional claims that had been filed in the tort system against other defendants (and not against Center members) while Amchem was pending. The Company continually assesses the assumptions it uses in its estimate of the range of liability that is probable and estimable. This estimate is highly uncertain due to the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. In the first and second quarters of 1999, 11,380 and 17,277 claims, respectively, were filed. Based on this claims experience in 1999, there appear to have been favorable developments with respect to some assumptions, but in some respects less favorable developments than anticipated on average for 1999. In particular, the number of new cases filed in 1999 is larger than the Company anticipated. The Company will continue to study the variables as experienced in 1999 in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable. The Company will evaluate whether any changes are required to its estimated probable liability as it receives additional information, including claims experience, which may result in the Company's estimate of the liability described below increasing.

Asbestos-Related Liability

The Company continually evaluates the nature and amount of recent claim settlements and their impact on the Company's projected asbestos resolution and defense costs. In doing so, the Company reviews, among other things, its recent and historical settlement amounts, the incidence of past claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it, the previous estimates based on the Amchem projection and its recent experience. Subject to the uncertainties, limitations and other variables referred to above and based upon its experience, the Company has estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. The Company's estimation of such liability that is probable and estimable through 2004 ranges from $349.9 million to $738.5 million. The Company has concluded that no amount within that range is more likely than any other, and therefore has reflected $349.9 million as a liability in the consolidated financial statements filed in this report. Of this amount, management expects to incur approximately $120.0 million over the next 12 months and has reflected this amount as a current liability. This estimate includes an assumption that the number of new claims filed annually will be less than the number filed in 1998. The Company believes it can reasonably estimate the number and nature of future claims that may be filed through 2004. However, for claims that may be filed beyond that period, management believes that the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, or the cost to resolve them. Accordingly, it is reasonably possible that the total exposure to personal injury claims may be greater than the recorded liability.

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

Insurance Recovery Proceedings

A substantial portion of the Company's primary and excess insurance asset is nonproducts (general liability) insurance for personal injury claims, including among others, those that involve exposure during installation of asbestos materials. The Wellington Agreement and the 1989 settlement agreement have provisions for such coverage. An ADR process under the Wellington Agreement is underway against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and, for some policies, includes defense costs in addition to limits. The carriers have raised various defenses, including waiver, laches, statutes of limitations and contractual defenses. One primary carrier alleges that it is no longer bound by the Wellington Agreement, and another alleges that the Company agreed to limit its claims for nonproducts coverage against that carrier when the Wellington Agreement was signed. The ADR process is in the trial phase of binding arbitration. On February 26, 1999, the Company received a preliminary decision in the initial phase of the trial proceeding of the ADR which was favorable to the Company on a number of issues related to insurance coverage. The decision, while favorable, relates to the initial phase of the ADR proceeding. The Company has not yet completely determined the financial implications of the decision. The Company has entered into a settlement with a number of the carriers resolving its access to coverage.

An insurance asset in the amount of $207.0 million is recorded as an asset in the consolidated financial statements filed in this report. Of this amount, approximately $21.0 million represents partial settlement for previous claims which will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.35%. The total amount recorded reflects the Company's belief in the availability of insurance in this amount, based upon the Company's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process which is in the trial phase of binding arbitration. The Company continually evaluates the probable insurance asset to be recorded. Depending on further evaluation of the ADR decision, and activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the Company may revise its estimate and additional insurance assets may be recorded in a future period. Of the $207.0 million asset, $16.0 million has been recorded as a current asset reflecting management's estimate of the minimum insurance payments to be received in the next 12 months. However, the actual amount of payments to be received in the next 12 months is dependent upon the actual liability incurred and the nature and result of settlement discussions. Management estimates that the timing of future cash payments for the remainder of the recorded asset may extend beyond 10 years.

                      Independent Auditors' Review Report
                      -----------------------------------

The Board of Directors and Shareholders
Armstrong World Industries, Inc.:

We have reviewed the consolidated balance sheet of Armstrong World Industries, Inc., and subsidiaries as of June 30, 1999, and the related consolidated statements of earnings for the three and six month periods ended June 30, 1999 and 1998, and the consolidated statements of cash flows and shareholders' equity for the six-month periods ended June 30, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management.

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

KPMG LLP


Philadelphia, Pennsylvania
July 29, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results
------  -----------------------------------------------------------------------
of Operations
-------------

Financial Condition
-------------------

As shown on the Consolidated Balance Sheet (see page 3), the Company had cash and cash equivalents of $56.9 million at June 30, 1999. Working capital was $379.2 million as of June 30, 1999, $11.4 million higher than the $367.8 million recorded at the end of 1998. The ratio of current assets to current liabilities was 1.53 to 1 as of June 30, 1999, compared with 1.49 to 1 as of December 31, 1998. The increase in this ratio from December 31, 1998, was primarily due to lower short-term debt balances.

Long-term debt, excluding the Company's guarantee of an ESOP loan, decreased slightly in the first six months of 1999. At June 30, 1999, long-term debt of $1,524.9 million, or 58.8 percent of total capital, compared with $1,562.8 million, or 59.3 percent of total capital, at the end of 1998. At June 30, 1999, and December 31, 1998 ratios of total debt (including the Company's guarantee of the ESOP loan) as a percent of total capital were 69.0 percent and 73.1 percent, respectively.

As shown on the Consolidated Statements of Cash Flows (see page 5), net cash provided by operating activities for the six months ended June 30, 1999, was $156.2 million compared with $64.3 million for the comparable period in 1998. The increase was due to several items including higher net income, higher depreciation and amortization, lower net payments for asbestos-related claims, a decrease in assets of businesses held for sale and an increase in income taxes payable.

Net cash provided by investing activities was $3.4 million for the six months ended June 30, 1999, compared with net cash used for investing activities $63.3 million for the six months ended June 30, 1998. The increase was primarily due to the proceeds from the sales of businesses in 1999.

Net cash used for financing activities was $142.7 million for the six months ended June 30, 1999 compared with net cash provided by financing activities of $6.8 million for the six months ended June 30, 1998. The decrease was primarily due to the $104.8 million net reduction of debt during the first six months of 1999 compared to the $67.3 million net increase in debt during the same period in 1998.

On March 16, 1999, a shelf registration statement on Form S-3 was filed with the Securities and Exchange Commission (declared effective March 24, 1999) pursuant to which the Company may issue from time to time up to $1.0 billion of debt and/or equity securities. On May 19, 1999, the Company completed an offering under the shelf registration statement of $200 million aggregate principal amount of 7.45% Senior Notes due 2029. The net proceeds from this offering were used to repay short-term indebtedness of the Company. It is management's opinion that the Company has sufficient financial strength to warrant the required support from lending institutions and financial markets.

The Company is constantly evaluating its various business units and may from time to time dispose of, or restructure, those units. On February 2, 1999, the Company announced its intent to form a joint venture in the worldwide technical insulation business with Nomaco (USA)/NMC (Belgium) and Thermaflex (Netherlands). Efforts to complete the formation of the joint venture are currently in process, including obtaining appropriate regulatory approval. On May 28, 1999, the Company sold its interest in the assets of DLW Aktiengesellschaft's ("DLW") furniture business, which was recorded as a business held for sale. On June 22, 1999, the Company sold its interest in the assets of Martin Surfacing, Inc. The Company acquired this interest as part of its acquisition of DLW, during the third quarter of 1998. On June 30, 1999, the Company sold 65% of its ownership in Armstrong Industrial Specialties, Inc. ("AISI"), its gasket products subsidiary, to a group of investors including Citicorp Venture Capital Ltd. and the management of AISI. On July 29, 1999, the Company signed a definitive agreement to sell its Textile Products Operations to Day International Group, Inc. The closing of the transaction is expected to occur by year end. Consummation of the sale will occur after completion of due diligence inquiries by the buyer.


Asbestos-Related Litigation
---------------------------

The Company is involved in significant asbestos-related litigation which is described more fully under the heading "Legal Proceedings" under Item 1 of Part II of this report and which should be read in connection with this discussion and analysis. The Company does not know how many claims will be filed against it in the future, nor the details thereof, nor of pending suits not fully reviewed, nor the defense and resolution costs that may ultimately result therefrom, nor whether an alternative to the Georgine v. Amchem ("Amchem")settlement vehicle (discussed in that Legal Proceedings item) may emerge, nor the scope of its insurance coverage ultimately deemed available.

The Company continually evaluates the nature and amount of recent claim settlements and their impact on the Company's projected asbestos resolution and defense costs. In doing so, the Company reviews, among other things, its recent and historical settlement amounts, the incidence of past claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it, the previous estimates based on the Amchem projection and its recent experience. Subject to the uncertainties, limitations and other variables referred to above and based upon its experience, the Company has estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. The Company's estimation of such liability that is probable and estimable through 2004 ranges from $349.9 million to $738.5 million. The Company has concluded that no amount within that range is more likely than any other, and therefore has reflected $349.9 million as a liability in the consolidated financial statements filed in this report. Of this amount, management expects to incur approximately $120.0 million over the next 12 months and has reflected this amount as a current liability. This estimate includes an assumption that the number of new claims filed annually will be less than the number filed in 1998. The Company believes it can reasonably estimate the number and nature of future claims that may be filed through 2004. However, for claims that may be filed beyond that period, management believes that the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, or the cost to resolve them. Accordingly, it is reasonably possible that the total exposure to personal injury claims may be greater than the recorded liability.

During 1998, pending claims increased by 71,000 claims. The Company and its outside counsel believe the increase in claims filed during 1998 was partially due to acceleration of pending claims as a result of the Supreme Court's decision on Amchem and additional claims that had been filed in the tort system against other defendants (and not against Center members) while Amchem was pending. The Company continually assesses the assumptions it uses in its estimate of the range of liability that is probable and estimable. This estimate is highly uncertain due to the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. In the first and second quarters of 1999, 11,380 and 17,277 claims, respectively, were filed. Based on this claims experience in 1999, there appear to have been favorable developments with respect to some assumptions, but in some respects less favorable developments than anticipated on average for 1999. In particular, the number of new cases filed in 1999 is larger than the Company anticipated. The Company will continue to study the variables as experienced in 1999 in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable. The Company will evaluate whether any changes are required to its estimated probable liability as it receives additional information, including claims experience, which may result in the Company's estimate of the liability described below increasing.

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

An insurance asset in the amount of $207.0 million is recorded as an asset in the consolidated financial statements filed in this report. Of this amount, approximately $21.0 million represents partial settlement for previous claims which will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.35 percent. The total amount recorded reflects the Company's belief in the availability of insurance in this amount, based upon the Company's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process which is in the trial phase of binding arbitration. The Company continually evaluates the probable insurance asset to be recorded. Depending on further evaluation of the ADR decision, and activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the Company may revise its estimate and additional insurance assets may be recorded in a future period. Of the $207.0 million asset, $16.0 million has been recorded as a current asset reflecting management's estimate of the minimum insurance payments to be received in the next 12 months. However, the actual amount of payments to be received in the next 12 months is dependent upon the actual liability incurred and the nature and result of settlement discussions. Management estimates that the timing of future cash payments for the remainder of the recorded asset may extend beyond 10 years.

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

Consolidated Results
--------------------

Second-quarter net sales of $883.0 million were 58.9 percent higher compared to net sales of $555.6 million in the second quarter of 1998. The growth reflects the acquisitions of Triangle Pacific ($218.9 million) and DLW ($124.1 million). Net sales by the Company's preacquisition businesses were $540.0 million, which were $15.6 million, or 2.8 percent below prior year as floor coverings and building products decreased 2.8 percent. Excluding the effect of foreign currency translation, net sales in the preacquisition businesses were down 1.9 percent from the same period of 1998.

Second-quarter net earnings of $72.8 million increased 29.8 percent from 1998's second-quarter net earnings of $56.1 million. The second-quarter 1999 results include an after-tax gain of $7.5 million from the sale of 65 percent of the Company's interest in AISI that was recorded in other income. Exclusive of this gain on sale, the second-quarter earnings would have been $65.3 million, or an increase of 16.4 percent. Net earnings per diluted share were $1.81 ($1.62 excluding the gain on sale of AISI) compared with $1.38 per diluted share for the second quarter of 1998. Net earnings per basic share were $1.83 ($1.64 excluding the gain on sale of AISI) compared with $1.41 per basic share for the second quarter of 1998.

The cost of goods sold in the second quarter was 65.2 percent of net sales, equal to the second quarter of 1998. Excluding Triangle Pacific and DLW, Armstrong's base business cost of goods sold was 62.8 percent, or 2.3 percentage points better than 1998, driven primarily by significant cost reductions, including lower raw material costs, in floor coverings and building products, a change in employee compensation policies which resulted in a $5.0 million benefit, partially offset by $3.3 million of costs associated with changes in the production location for some product lines. Although the Company has experienced lower prices for some of its raw materials costs, the Company anticipates some pricing pressure on certain raw materials in upcoming quarters.

Second-quarter SG&A expenses were 19.6 percent of net sales compared to 18.9 percent of net sales in last year's second quarter. The percentage increase is primarily due to the decrease in preacquisition business net sales.

Goodwill amortization was $6.0 million in the second quarter of 1999 compared with $0.3 million in the second quarter of 1998. This increase related to the acquisitions of Triangle Pacific and DLW. Interest expense was $26.4 million in the second quarter of 1999 compared with $7.0 million in the second quarter of 1998. This increase was due to additional long-term debt used to finance the acquisitions.

First-half 1999 net sales were $1,712.1 million, 55.8 percent higher than last year's first-half net sales of $1,098.7 million. The growth reflects the acquisitions of Triangle Pacific ($405.9 million) and DLW ($245.5 million). Net sales by the Company's preacquisition businesses were $1,060.7 million, which were $38.0 million, or 3.5 percent below prior year as floor coverings decreased
5.3 percent and building products decreased 1.0 percent.

First-half net earnings of $121.1 million increased 18.0 percent from 1998's first-half net earnings of $102.6 million. The first-half 1999 results include an after-tax gain of $7.5 million from the sale of 65 percent of the Company's interest in AISI that was recorded in other income. Exclusive of this gain on sale, the first-half earnings would have been $113.6 million, or an increase of
10.7 percent. Net earnings per diluted share were $3.01 ($2.82 excluding the gain on sale of AISI) compared with $2.53 per diluted share for the first half of 1998. Net earnings per basic share were $3.04 ($2.85 excluding the gain on sale of AISI) compared with $2.58 per basic share for the first half of 1998.

For the second quarter of 1999, the Company's effective tax rate was 35.6 percent compared with 34.2 percent in the same period of 1998. The 1999 first-half effective tax rate was 36.5 percent compared with 34.6 percent in the same period of 1998. The increases in the effective tax rates are due to the increase in non-deductible goodwill amortization related to the acquisitions of Triangle Pacific and DLW, partially offset by the realization of capital losses carried forward available to offset the gain on the divestiture of AISI.

Industry Segment Results:
------------------------

Floor coverings net sales of $402.3 million in the second quarter included $124.1 million from DLW. Excluding DLW, net sales were $278.2 million, or 2.8 percent below last year. Net sales in the Americas were flat as residential sheet mix improvements and record second quarter commercial tile net sales offset volume loss in residential tile. In Europe, net sales were down 21.9 percent primarily due to lower net sales to Eastern Europe and Russia and competitive pricing and lower volumes in Western Europe. Pacific Rim net sales increased 3.3 percent. Second-quarter operating income of $59.0 million included $8.8 million from DLW. Excluding DLW, Armstrong's base business operating income of $50.2 million was 18.0 percent of net sales compared to $48.3 million or 16.9 percent of net sales in 1998. The operating margin improvement, excluding DLW, was primarily due to 1998 cost reduction activities and lower raw material and other costs, an improved mix of residential sheet products and a change in employee compensation policies which resulted in a

$3.0 million benefit, partially offset by $3.3 million of costs associated with changes in the production location for some product lines.

Building products net sales of $182.1 million decreased 2.8 percent from $187.3 million in the second quarter of 1998. Americas net sales were 1.8 percent higher as residential unit volume and commercial net sales mix increases more than offset competitive pricing pressure. Net sales to Russia and Central Europe were down 27.7 percent compared to second quarter 1998, or approximately $2.3 million. Pacific Rim net sales declined 16.5 percent reflecting the weak economic situation in Asia versus a year ago. Operating income of $31.0 million increased $0.7 million over 1998 as cost improvements more than offset the decline in net sales. Operating margin of 17.0 percent of net sales compared favorably with 16.2 percent in 1998 primarily as a result of cost reduction activities announced in the fourth quarter of 1998 and lower raw material and other costs as well as a change in employee compensation policies which resulted in a $2.0 million benefit.

Wood Products, comprising Triangle Pacific (acquired in 1998), contributed $218.9 million to net sales in the second quarter. Net sales were 18.1 percent ahead of the comparable period in 1998, which was prior to the acquisition by Armstrong. Cabinet net sales grew 17.2 percent and continued to benefit from improved net sales mix and continuing cost reductions. Wood flooring net sales were 18.4 percent ahead of last year but continue to reflect competitive pricing pressure. Operating margin of 13.7 percent of net sales was above prior year despite the amortization of acquisition goodwill. Excluding the impact of goodwill, the operating margin would have been 16.0 percent of net sales versus
12.8 percent of net sales in 1998 on a comparable basis.

Insulation product net sales of $55.7 million declined 3.3 percent from the prior year as net sales in Europe declined 8.8 percent while net sales in the Americas increased 9.5 percent. Operating profit of $11.3 million was slightly ahead of last year as manufacturing cost improvements and SG&A reductions offset declining net sales.

Net sales of $24.0 million in the All Other segment were 1.6 percent below last year. Gasket net sales increased 2.4 percent while textile net sales declined
15.4 percent. Operating income declined $1.1 million as the absence of $1.4 million in Dal-Tile income more than offset improved performance at Gaskets and Textiles.

The increase in unallocated corporate expense of $1.2 million compared to last year was primarily due to acquisition integration costs partially offset by a higher pension credit.


Year-2000 Activities:
--------------------

The Company has continued its investments in hardware and software that is year-2000 compliant. A fully operational Enterprise Resource Planning system, implemented in phases over the last 4 years, has eliminated a major portion of the Company's year-2000 compliance risk by centralizing and replacing business critical systems including logistics, finance, human resources, payroll, and procurement. In addition, the Company has converted the remainder of its software and hardware information technology and non-information technology systems to minimize any exposure to year-2000 compliance failures, and is currently in the testing phase of conversion. Parallel work streams or "tracks" continue to complete the work required to repair or replace non-compliant systems and monitor the degree of year-2000 compliance by the Company's business partners including suppliers, customers, financial institutions, and utilities. The work streams encompass; (a) local projects to repair all internally developed and supported applications; (b) infrastructure projects to repair or replace all infrastructure components (e.g., mainframe and client server computer systems, networks, phone switches and personal computers); (c) remote projects to repair or replace all remote systems, including plant supported systems and applications including process line controls, HVAC systems, security systems, telecommunications systems, and other factory systems; (d) a desktop spreadsheet and data base verification service to validate that all internally written applications are compliant; and (e) contingency planning and event management by all business units to ensure business continuity should external year-2000 failures impact customers, suppliers, utilities, services or financial institutions.

The Year-2000 project includes several phases: an inventory phase to identify all software and hardware components potentially affected; an assessment phase to determine if identified components are compliant; a planning phase to establish plans to bring components into compliance; an execution phase to carryout actions determined during the planning phase; a testing phase to verify compliance; and a completion phase to bring the revised component into production. The local and infrastructure work streams have been substantially completed and are currently in the testing and completion phases. The remote work stream is at various phases depending upon the location with all locations currently in the testing or completion phase. The spreadsheet and database verification work stream is currently functional and available for use. Finally, the contingency planning and event management work streams are in the design phase with completion of both targeted for October 1999.

Total costs of the Year-2000 project worldwide are estimated to be $20.8 million through 1999. Actual costs through June 1999 were $15.3 million. Management believes that internally generated funds and existing sources of liquidity are sufficient to meet expected funding requirements for this project.

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

New Accounting Pronouncements:
------------------------------

In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement established accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In May 1999, the FASB delayed the effective date of this Statement to all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this standard is not expected to materially impact the Company's consolidated results, financial condition, or long-term liquidity.

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

Many factors could cause the Company's actual results to differ materially from expected historical results. Such factors include:

     . the strength of end-use markets for the Company's building products in North America,
     .    levels of raw material and energy costs,
     . competitive pricing caused by global overcapacity for building products such as the Company's floors and ceilings,
     . economic and political disruptions in emerging markets and developing countries,
     .    integration of businesses acquired in 1998, and
     . the outcome of the asbestos, environmental and any other legal proceedings as described in the notes to the Company's consolidated financial statements and/or in the "Legal Proceedings" sections of the Company's 10-K, 10-Q and 8-K filings with the SEC.

This should not be considered to be a complete list of all potential risks and uncertainties that might affect our future results. The Company undertakes no obligation to update any forward-looking statements. The related disclosures in the Company's report on Form 10-K filed in March 1999, in the Company's report on Form 10-Q filed in May 1999 and any further disclosures the Company makes in subsequent 10-Q, 8-K and 10-K reports to the SEC should also be consulted.

                          Part II - Other Information
                          ---------------------------

Item 1.  Legal Proceedings
-------  -----------------


ASBESTOS-RELATED LITIGATION

Personal Injury Litigation

The Company is one of many defendants in approximately 167,400 pending claims as of June 30, 1999, alleging personal injury from exposure to asbestos.

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

Post Amchem Claim Filings

During 1998, pending claims increased by 71,000 claims. The Company and its outside counsel believe the increase in claims filed during 1998 was partially due to acceleration of pending claims as a result of the Supreme Court's decision on Amchem and additional claims that had been filed in the tort system against other defendants (and not against Center members) while Amchem was pending. The Company continually assesses the assumptions it uses in its estimate of the range of liability that is probable and estimable. This estimate is highly uncertain due to the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. In the first and second quarters of 1999, 11,380 and 17,277 claims, respectively, were filed. Based on this claims experience in 1999, there appear to have been favorable developments with respect to some assumptions, but in some respects less favorable developments than anticipated on average for 1999. In particular, the number of new cases filed in 1999 is larger than the Company anticipated. The Company will continue to study the variables as experienced in 1999 in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable. The Company will evaluate whether any changes are required to its estimated probable liability as it receives additional information, including claims experience, which may result in the Company's estimate of the liability described below increasing.

Asbestos-Related Liability

The Company continually evaluates the nature and amount of recent claim settlements and their impact on the Company's projected asbestos resolution and defense costs. In doing so, the Company reviews, among other things, its recent and historical settlement amounts, the incidence of past claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it, the previous estimates based on the Amchem projection and its recent experience. Subject to the uncertainties, limitations and other variables referred to above and based upon its experience, the Company has estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. The Company's estimation of such liability that is probable and estimable through 2004 ranges from $349.9 million to $738.5 million. The Company has concluded that no amount within that range is more likely than any other, and therefore has reflected $349.9 million as a liability in the consolidated financial statements filed in this report. Of this amount, management expects to incur approximately $120.0 million over the next 12 months and has reflected this amount as a current liability. This estimate includes an assumption that the number of new claims filed annually will be less than the number filed in 1998. The Company believes it can reasonably estimate the number and nature of future claims that may be filed through 2004. However, for claims that may be filed beyond that period, management believes that the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, or the cost to resolve them. Accordingly, it is reasonably possible that the total exposure to personal injury claims may be greater than the recorded liability.

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

Property Damage Litigation

The Company is also one of many defendants in eight pending claims as of June 30, 1999, brought by public and private building owners. These claims include allegations of damage to buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures, for removal and replacement of such products. Among the lawsuits that have been resolved are four class actions, which involve public and private schools, Michigan state public and private schools, colleges and universities, and private property owners who leased facilities to the federal government. The Company vigorously denies the validity of the allegations against it in these claims. These suits and claims are not handled by the Center. Insurance coverage has been resolved and is expected to cover almost all costs of these claims.

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

Wellington Agreement

In 1985, the Company and 52 other companies (asbestos defendants and insurers)signed the Wellington Agreement. This Agreement settled nearly all disputes concerning personal injury insurance coverage with most of the Company's carriers, provided broad coverage for both defense and indemnity and addressed both products hazard and nonproducts (general liability) coverages.

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

Insurance Recovery Proceedings

A substantial portion of the Company's primary and excess insurance asset is nonproducts (general liability) insurance for personal injury claims, including among others, those that involve exposure during installation of asbestos materials. The Wellington Agreement and the 1989 settlement agreement referred to above have provisions for such coverage. An ADR process under the Wellington Agreement is underway against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and, for some policies, includes defense costs in addition to limits. The carriers have raised various defenses, including waiver, laches, statutes of limitations and contractual defenses. One primary carrier alleges that it is no longer bound by the Wellington Agreement, and another alleges that the Company agreed to limit its claims for nonproducts coverage against that carrier when the Wellington Agreement was signed. The ADR process is in the trial phase of binding arbitration. On February 26, 1999, the Company received a preliminary decision in the initial phase of the trial proceeding of the ADR which was favorable to the Company on a number of issues related to insurance coverage. The decision, while favorable, relates to the initial phase of the ADR proceeding. The Company has not yet completely determined the financial implications of the decision. The Company has entered into a settlement with a number of the carriers resolving its access to coverage.

Other proceedings against non-Wellington carriers may become necessary.

An insurance asset in the amount of $207.0 million is recorded as an asset in the consolidated financial statements filed in this report. Of this amount, approximately $21.0 million represents partial settlement for previous claims which will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.35%. The total amount recorded reflects the Company's belief in the availability of insurance in this amount, based upon the Company's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process which is in the trial phase of binding arbitration. The Company continually evaluates the probable insurance asset to be recorded. Depending on further evaluation of the ADR decision, and activities such as settlement discussions with insurance carriers party to the

ADR and those not party to the ADR, the Company may revise its estimate and additional insurance assets may be recorded in a future period. Of the $207.0 million asset, $16.0 million has been recorded as a current asset reflecting management's estimate of the minimum insurance payments to be received in the next 12 months. However, the actual amount of payments to be received in the next 12 months is dependent upon the actual liability incurred and the nature and result of settlement discussions. Management estimates that the timing of future cash payments for the remainder of the recorded asset may extend beyond 10 years.

Conclusions

The Company does not know how many claims will be filed against it in the future, nor the details thereof, nor of pending suits not fully reviewed, nor the defense and resolution costs that may ultimately result therefrom, nor whether an alternative to the Amchem settlement vehicle may emerge, nor the scope of its insurance coverage ultimately deemed available.

The Company continually evaluates the nature and amount of recent claim settlements and their impact on the Company's projected asbestos resolution and defense costs. In doing so, the Company reviews, among other things, its recent and historical settlement amounts, the incidence of past claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it, the previous estimates based on the Amchem projection and its recent experience. Subject to the uncertainties, limitations and other variables referred to above and based upon its experience, the Company has estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. The Company's estimation of such liability that is probable and estimable through 2004 ranges from $349.9 million to $738.5 million. The Company has concluded that no amount within that range is more likely than any other, and therefore has reflected $349.9 million as a liability in the consolidated financial statements filed in this report. Of this amount, management expects to incur approximately $120.0 million over the next 12 months and has reflected this amount as a current liability. The Company believes it can reasonably estimate the number and nature of future claims that may be filed through 2004. However for claims that may be filed beyond that period, management believes that the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, or the cost to resolve them. Accordingly, it is reasonably possible that the total exposure to personal injury claims may be greater than the recorded liability. The Company continually assesses the assumptions it uses in its estimate of the range of liability that is probable and estimable. This estimate is highly uncertain due to the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. In the first and second quarters of 1999, 11,380 and 17,277 claims, respectively, were filed. Based on claims experience in the first six months of 1999, there appear have been favorable developments with respect to some assumptions, but in some respects less favorable developments than anticipated on average for 1999. In particular, the number of new cases filed in 1999 is larger than the Company had anticipated. The Company will continue to study the variables as experienced in 1999 in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable. The Company will evaluate whether any changes are required to its estimated probable liability as it receives additional information, including claims experience, which may result in the Company's estimate of the liability described below increasing.


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

An insurance asset in the amount of $207.0 million is recorded in the consolidated financial statements filed in this report and reflects the Company's belief in the availability of insurance in this amount, based upon the Company's success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies, and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through the ADR process, negotiation or litigation.

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

ENVIRONMENTAL MATTERS
---------------------

The Company's operations are subject to federal, state, local and foreign environmental laws and regulations. As with many industrial companies, the Company is currently involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"), and similar state laws at approximately 22 sites. In most cases, the Company is one of many potentially responsible parties ("PRPs")who have voluntarily agreed to jointly fund the required investigation and remediation of each site. With regard to some sites, however, the Company disputes the liability, the proposed remedy or the proposed cost allocation among the PRPs. The Company may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies. The Company is also remediating environmental contamination resulting from past industrial activity at certain of its current and former plant sites.

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

Liabilities of $17.7 million were recorded at June 30, 1999 for potential environmental liabilities that the Company considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the amount of the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each individual site, these liabilities are reviewed to reflect additional information as it becomes available.

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

Item 4.  Submission of Matters to a Vote of the Security Holders
-------  -------------------------------------------------------

The Company held its annual meeting of shareholders on April 26, 1999. The vote on each matter presented to the shareholders was as follows:

     1.  Election of Directors
                                             For                     Withheld
                                             ---                     --------
     Class of 2001:
         Judith R. Haberkorn             33,471,238                 1,438,961

     Class of 2002:
         H. Jesse Arnelle                34,518,444                   399,349
         Donald C. Clark                 34,519,824                   399,349
         George A. Lorch                 34,494,281                   399,349

In addition, each of the following directors continued in office after the meeting: Van C. Campbell, John A. Krol, David W. Raisbeck, David M. LeVan, James
E. Marley and Jerre L. Stead.

     2.  Approval of the 1999 Long Term Incentive Plan

             For            Against            Abstain         Broker Non-votes
             ---            -------            -------         ----------------
         25,196,060        7,067,183           589,622            2,057,334


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

     (a) The following exhibits are filed as a part of the Quarterly Report on Form 10-Q:

     Exhibits
     --------
     No. 3        The Company's By-laws, as amended effective March 9, 1998
     No. 15       Letter re Unaudited Interim Financial Information
     No. 27       Financial Data Schedule


     (b) The following reports on Form 8-K were filed during the quarter for which this report is filed:

          (1) On May 14, 1999, the registrant filed a current report on Form 8-K announcing its completion of an offering under its existing shelf registration statement of $200 million aggregate principal amount of 7.45% Senior Notes due 2029.

          (2) On July 14, 1999, the registrant filed a current report on Form 8-K announcing its sale of 65% of its ownership in Armstrong Industrial Specialties, Inc. ("AISI"), its gasket products subsidiary, to a group of investors including Citicorp Venture Capital Ltd. and the management of AISI.

                                  Signatures
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Armstrong World Industries, Inc.



                                  By: /s/ D. K. Owen
                                     -------------------------------------------
                                        D. K. Owen, Senior Vice President,
                                            Secretary and General Counsel


                                  By: /s/ W. C. Rodruan
                                     -------------------------------------------
                                      W. C. Rodruan, Vice President and
                                       Controller (Principal Accounting Officer)


Date:  August 12, 1999

                                 Exhibit Index
                                 -------------

Exhibit No.
-----------

No. 3    The Company's By-laws, as amended effective March 9, 1998

No. 15   Letter re: Unaudited Interim Financial Information

No. 27   Financial Data Schedule