Form 10-Q
period 1999-09-30
ARMSTRONG WORLD INDUSTRIES INC
filed 1999-11-12
CIK 7431

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
        OF 1934


                For the quarterly period ended September 30, 1999


                                       OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934


                        For the transition period from_______ to______


                          Commission file number 1-2116
                                                 ------

                        ARMSTRONG WORLD INDUSTRIES, INC.
                        --------------------------------
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
                                                   -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                           Yes  X               No_____
                                              -----

Number of shares of registrant's common stock outstanding as of October 25, 1999
- 40,061,759

                         Part I - Financial Information
                         ------------------------------

Item 1 - Financial Statements
-----------------------------

               Armstrong World Industries, Inc., and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                 (amounts in millions except for per-share data)
                                    Unaudited

                                                                 Three Months Ended            Nine Months Ended
                                                                    September 30                  September 30
                                                                    ------------                  ------------
                                                                 1999          1998           1999            1998
                                                                 ----          ----           ----            ----
NET SALES                                                       $903.8        $821.6        $2,615.9        $1,920.3
Cost of goods sold                                               588.4         549.7         1,717.9         1,274.2
Selling, general and administrative expense                      170.7         148.7           513.1           357.3
Goodwill amortization                                              6.5           4.3            18.6             5.2
Equity earnings from affiliates                                   (5.2)         (5.0)          (13.1)          (10.3)
                                                                ------        ------        --------        --------
Operating income                                                 143.4         123.9           379.4           293.9

Interest expense                                                  25.8          22.7            78.9            36.3
Other (income) expenses, net                                       3.4           5.1            (4.5)            4.7
                                                                ------        ------        --------        --------
Earnings before income taxes                                     114.2          96.1           305.0           252.9
Income taxes                                                      42.5          34.6           112.2            88.8
                                                                ------        ------        --------        --------

NET EARNINGS                                                     $71.7         $61.5          $192.8          $164.1
                                                                ======        ======        ========        ========

Net earnings per share of common stock:
  Basic                                                          $1.80         $1.55           $4.84          $4.12
  Diluted                                                        $1.78         $1.53           $4.79          $4.06

Average number of common shares outstanding:
  Basic                                                           39.9          39.8            39.8            39.8
  Diluted                                                         40.2          40.2            40.2            40.4


See accompanying footnotes to the unaudited condensed consolidated financial statements beginning on page 6.

               Armstrong World Industries, Inc., and Subsidiaries
                      Condensed Consolidated Balance Sheets
                              (amounts in millions)

                                                                            Unaudited
               Assets                                                  September 30, 1999     December 31, 1998
               ------                                                  ------------------     -----------------
Current assets:
       Cash and cash equivalents                                          $     63.1              $     38.2
       Accounts receivable less allowance                                      514.6                   440.4
       Inventories:
            Finished goods                                                     237.7                   251.2
            Work in process                                                     49.2                    51.5
            Raw materials and supplies                                         141.9                   162.4
                                                                          ----------              ----------
               Total inventories                                               428.8                   465.1

       Income tax benefits                                                      54.8                    52.5
       Net assets of businesses held for sale                                    3.7                    55.9
       Other current assets                                                     55.1                    69.0
                                                                          ----------              ----------
               Total current assets                                          1,120.1                 1,121.1

Property, plant, and equipment                                               2,542.7                 2,623.9
       Less accumulated depreciation and amortization                        1,112.1                 1,121.9
                                                                          ----------              ----------
               Net property, plant and equipment                             1,430.6                 1,502.0

Insurance for asbestos-related liabilities                                     190.0                   248.8
Investment in affiliates                                                        59.1                    41.8
Goodwill, net                                                                  957.0                   965.4
Other intangibles, net                                                          53.7                    63.2
Other noncurrent assets                                                        385.9                   330.9
                                                                          ----------              ----------
               Total assets                                               $  4,196.4              $  4,273.2
                                                                          ==========              ==========

       Liabilities and Shareholders' Equity
       ------------------------------------
Current liabilities:
       Short-term debt                                                    $     94.7              $    149.9
       Current installments of long-term debt                                   33.1                    32.9
       Accounts payable and accrued expenses                                   619.5                   544.8
       Income taxes                                                            100.7                    25.7
                                                                          ----------              ----------
               Total current liabilities                                       848.0                   753.3

Long-term debt, less current installments                                    1,418.6                 1,562.8
Employee Stock Ownership Plan (ESOP) loan guarantee                            167.4                   178.6
Postretirement and postemployment benefit liabilities                          244.4                   249.0
Pension benefit liabilities                                                    221.7                   235.5
Asbestos-related liabilities                                                   193.7                   344.8
Other long-term liabilities                                                    114.3                   115.8
Deferred income taxes                                                          102.2                   107.6
Minority interest in subsidiaries                                               13.1                    16.1
                                                                          ----------              ----------
               Total noncurrent liabilities                                  2,475.4                 2,810.2

Shareholders' equity:
       Common stock                                                             51.9                    51.9
       Capital in excess of par value                                          178.9                   173.0
       Reduction for ESOP loan guarantee                                      (183.9)                 (199.1)
       Retained earnings                                                     1,393.5                 1,257.0
       Accumulated other comprehensive loss                                    (21.3)                  (25.4)
       Treasury stock                                                         (546.1)                 (547.7)
                                                                          ----------              ----------
               Total shareholders' equity                                      873.0                   709.7

               Total liabilities and shareholders' equity                 $  4,196.4              $  4,273.2
                                                                          ==========              ==========


See accompanying footnotes to the unaudited condensed consolidated financial statements beginning on page 6.

               Armstrong World Industries, Inc., and Subsidiaries
            Condensed Consolidated Statements of Shareholders' Equity
                              (amounts in millions)
                                    Unaudited

                                                               1999                   1998
                                                               ----                   ----
Common stock, $1 par value:
--------------------------
Balance at beginning of year & September 30                 $     51.9             $     51.9
                                                            ----------             ----------

Capital in excess of par value:
------------------------------
Balance at beginning of year                                $    173.0             $    169.5
Stock issuances and other                                          5.9                    2.2
                                                            ----------             ----------
Balance at September 30                                     $    178.9             $    171.7
                                                            ----------             ----------

Reduction for ESOP loan guarantee:
---------------------------------
Balance at beginning of year                                $   (199.1)            $   (207.7)
Principal paid                                                    11.2                   11.3
Loans to ESOP                                                     (0.8)                  (5.3)
Accrued compensation                                               4.8                    0.7
                                                            ----------             ----------
Balance at September 30                                     $   (183.9)            $   (201.0)
                                                            ----------             ----------

Retained earnings:
-----------------
Balance at beginning of year                                $  1,257.0             $  1,339.6
Net earnings                                                     192.8    $192.8        164.1  $164.1
Tax benefit on dividends paid on
  unallocated common shares                                        1.4                    1.3
                                                            ----------             ----------
  Total                                                     $  1,451.2             $  1,505.0
Less common stock dividends                                       57.7                   56.1
                                                            ----------             ----------
Balance at September 30                                     $  1,393.5             $  1,448.9
                                                            ----------             ----------

Accumulated other comprehensive income (loss)
---------------------------------------------
Balance at beginning of year                                $    (25.4)            $    (16.2)
  Foreign currency translation adjustments and
     hedging activities                                            1.1                    1.1
  Unrealized gain on available for sale securities                  --                   12.6
  Minimum pension liability adjustments                            3.0                    4.5
                                                            ----------             ----------
 Total other comprehensive income                                  4.1       4.1         18.2    18.2
                                                            ----------    ------   ----------  ------
Balance at September 30                                     $    (21.3)            $      2.0
                                                            ----------             ----------

Comprehensive income                                                      $196.9               $182.3
                                                                          ======               ======

Less treasury stock at cost:
---------------------------
Balance at beginning of year                                $    547.7             $    526.5
Stock purchases                                                    0.8                   31.2
Stock issuance activity, net                                      (2.4)                 (10.0)
                                                            ----------             ----------
Balance at September 30                                     $    546.1             $    547.7
                                                            ----------             ----------

Total shareholders' equity                                  $    873.0             $    925.8
                                                            ==========             ==========

See accompanying footnotes to the unaudited condensed consolidated financial statements beginning on page 6.

               Armstrong World Industries, Inc., and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                              (amounts in millions)
                                    Unaudited

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                         1999              1998
                                                                                         ----              ----
Cash flows from operating activities:
      Net earnings                                                                     $  192.8           $  164.1
      Adjustments to reconcile net earnings to net cash
            provided by operating activities:
        Depreciation and amortization                                                     124.9              100.4
        Gain on sale of businesses, net                                                    (1.8)                --
        Deferred income taxes                                                               3.3               17.1
        Equity change in affiliates                                                        (2.4)              (7.0)
        Gain on sale of investment in affiliates                                             --               (6.5)
        Reorganization and restructuring payments                                         (14.8)              (3.9)
        Payments for asbestos-related claims, net of recoveries                           (52.4)             (63.3)
Changes in operating assets and liabilities net of effects of reorganization, restructuring and dispositions:
        Increase in receivables                                                           (92.0)             (89.4)
        Decrease in inventories                                                             0.7               32.1
        Decrease in other current assets                                                   40.5                9.9
        Increase in other noncurrent assets                                               (58.6)             (64.2)
        Increase in accounts payable and accrued expenses                                  75.2               20.1
        Increase in income taxes payable                                                   74.2               34.8
        Increase in other long-term liabilities                                            14.3               11.4
        Other, net                                                                          0.6               (0.7)
                                                                                       --------           --------
Net cash provided by operating activities                                                 304.5              154.9
                                                                                       --------           --------

Cash flows from investing activities:
      Purchases of property, plant and equipment                                         (120.9)             (85.7)
      Investment in computer software                                                      (6.4)             (16.7)
      Acquisitions, net of cash acquired                                                   (3.8)           (1,152.6)
      Sale of Dal-Tile shares, net                                                           --               83.5
      Proceeds from sales of businesses                                                    87.6                 --
      Proceeds from the sale of property, plant and equipment                               3.5                1.8
      Other, net                                                                           (0.2)                --
                                                                                       --------           --------
Net cash used for investing activities                                                    (40.2)          (1,169.7)
                                                                                       --------           --------

Cash flows from financing activities:
      (Decrease) increase in short-term debt                                              (34.1)             858.0
      Issuance of long-term debt                                                          200.0              543.9
      Payments of long-term debt                                                         (347.6)            (277.6)
      Cash dividends paid                                                                 (57.7)             (56.1)
      Purchase of common stock for the treasury, net                                       (0.8)             (31.2)
      Proceeds from exercised stock options                                                 1.2                7.5
      Other, net                                                                           (0.3)               0.6
                                                                                       --------           --------
Net cash provided by (used for) financing activities                                     (239.3)           1,045.1
                                                                                       --------           --------

Effect of exchange rate changes on cash and cash equivalents                               (0.1)               2.8
                                                                                       --------           --------

Net increase in cash and cash equivalents                                              $   24.9           $   33.1
Cash and cash equivalents at beginning of period                                       $   38.2           $   57.9
                                                                                       --------           --------

Cash and cash equivalents at end of period                                             $   63.1           $   91.0
                                                                                       ========           ========

See accompanying notes to the unaudited condensed consolidated financial statements beginning on page 6.

Note 1. Operating results for the third quarter and first nine months of 1999 compared with the corresponding periods of 1998 included in this report are unaudited. However, these results have been reviewed by the Company's independent public accountants in accordance with established professional standards and procedures for a limited review of interim financial information.

The accounting policies used in preparing these statements are the same as those used in preparing the Company's consolidated financial statements for the year ended December 31, 1998. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report and Form 10-K for the fiscal year ended December 31, 1998. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Three and nine months' results are not necessarily indicative of annual earnings. The third fiscal quarter of Triangle Pacific, acquired in 1998, ended on October 2, 1999. No events occurred between September 30 and October 2 at Triangle Pacific materially affecting the Company's financial position or results of operations.


Note 2. INDUSTRY SEGMENTS
-------------------------
(amounts in millions)
                                                         Three months                             Nine months
                                                      ended September 30                      ended September 30
Net sales to external customers                    1999               1998                1999                  1998
-------------------------------                    ----               ----                ----                  ----

Floor coverings                                 $  429.2            $  375.0           $  1,207.7            $    937.6
Building products                                  200.0               196.7                571.8                 572.2
Wood products                                      210.0               167.3                615.9                 167.3
Insulation products                                 59.5                62.1                171.5                 173.7
All other                                            6.5                20.5                 50.4                  69.5
Intersegment eliminations                           (1.4)                 --                 (1.4)                   --
                                                --------            --------           ----------            ----------
Total sales to external customers               $  903.8            $  821.6           $  2,615.9            $  1,920.3
                                                ========            ========           ==========            ==========


Segment operating income (a)
----------------------------
Floor coverings                                 $   74.5            $   57.9           $    180.2            $    143.0
Building products                                   34.4                31.9                 95.1                  88.5
Wood products                                       22.1                17.3                 70.6                  17.3
Insulation products                                 14.1                14.5                 35.6                  35.7
All other                                            0.8                 1.7                  5.9                   6.8
                                                --------            --------           ----------            ----------
Total segment operating income                  $  145.9            $  123.3           $    387.4            $    291.3
                                                ========            ========           ==========            ==========


                                         September 30      December 31
Segment assets (a)(b)                        1999              1998
---------------------                        ----              ----
Floor coverings                           $  1,368.2        $  1,359.5
Building products                              558.8             550.1
Wood products                                1,311.0           1,279.0
Insulation products                            165.8             172.0
All other                                         --              67.6
                                          ----------        ----------
Total segment assets                      $  3,403.8        $  3,428.2
                                          ==========        ==========

(a) The table below provides a reconciliation of segment information to total consolidated information.

                                                             Three months                             Nine months
                                                          ended September 30                       ended September 30
Operating income                                      1999                 1998                1999                 1998
                                                      ----                 ----                ----                 ----
   Total segment operating income                   $  145.9             $  123.3            $  387.4             $  291.3
   Unallocated corporate (expense) income               (2.5)                 0.6                (8.0)                 2.6
                                                    --------             --------            --------             --------
Total consolidated operating income                 $  143.4             $  123.9            $  379.4             $  293.9
                                                    ========             ========            ========             ========

                                                 September 30       December 31
Assets                                               1999              1998
                                                     ----              ----
   Total segment assets                           $  3,403.8        $  3,428.2
   Assets not assigned to business units               792.6             845.0
                                                  ----------        ----------
Total consolidated assets                         $  4,196.4        $  4,273.2
                                                  ==========        ==========

(b) The Company reclassified certain components of segment assets at December 31, 1998, reflecting a change in the composition of reportable segments.


Note 3. DIVESTITURES
--------------------


On September 30, 1999, the Company completed the previously announced sale of its Textile Products Operations to Day International Group, Inc. The sale resulted in a pre-tax loss of $5.7 million ($3.6 million after tax, or $0.09 per diluted share) which was recorded in other income.


Note 4. ACQUISITIONS
--------------------

During the third quarter of 1998, the Company acquired Triangle Pacific Corp. and approximately 93% of DLW, a portion of which was classified as businesses held for resale. On May 28, 1999, the Company sold DLW's furniture business for total cash proceeds of $38.1 million. The Company completed substantially all of the final allocations of purchase price during the third quarter of 1999 resulting in a net increase in goodwill of $5.5 million. During 1999, the Company has continued to increase its ownership percentage in DLW.

The following table reflects the adjustments to the carrying value of the DLW businesses held for resale relating to interest allocation, profits, cash flows and the sale in the relevant businesses:

(amounts in millions)

Carrying value at December 31, 1998                                      $55.9
Interest allocated January 1 - September 30, 1999                          1.0
Adjustment to estimated sales proceeds                                    (9.1)
Effect of exchange rate change                                            (4.7)
Losses excluded from consolidated earnings                                (1.5)
Cash flows funded by parent                                                0.2
Proceeds from sale                                                       (38.1)
                                                                         ------
Carrying value at September 30, 1999                                     $ 3.7
                                                                         ======


Note 5. REORGANIZATION AND RESTRUCTURING ACTIVITIES
---------------------------------------------------

At December 31, 1998, the remaining accrual balance for reorganization and restructuring severance payments was $22.4 million. Severance payments charged against these accruals were $14.8 million in the first nine months of 1999 relating to the elimination of positions. As of September 30, 1999, $7.9 million remained in these accruals primarily related to severance, most of which is expected to be paid within the next twelve months. The remaining change in the accrual balance was due to foreign currency translation adjustments.

Note 6. OTHER COMPREHENSIVE INCOME
----------------------------------

The related tax effects allocated to each component of other comprehensive income for the nine months ended September 30, 1999 are as follows.

                                              Before                      Net of
                                                Tax           Tax          Tax
(amounts in millions)                         Amount        Expense       Amount
                                              ------        -------       ------

Foreign currency translation adjustments
    and hedging activities                     $  1.1           --        $  1.1
Minimum pension liability adjustment              4.7         (1.7)          3.0
                                               ------        -----        ------
Other comprehensive income                     $  5.8         (1.7)       $  4.1
                                               ======        =====        ======


Note 7. SUPPLEMENTAL CASH FLOW INFORMATION
------------------------------------------
(amounts in millions)              Nine Months Ended
                                     September 30
                                  1999           1998
                                  ----           ----
Interest paid                   $  74.9        $  24.7
Income taxes paid, net          $  21.1        $  28.9


Note 8. EARNINGS PER SHARE
--------------------------
(amounts in millions, except per share data)


                                                 Three months ended                             Three months ended
                                                 September 30, 1999                             September 30, 1998
                                                                    Per share                                       Per share
Basic earnings per share              Earnings         Shares        Amount            Earnings       Shares          Amount
------------------------              --------         ------        ------            --------       ------          ------
Net earnings                            $ 71.7         39.9         $ 1.80             $ 61.5          39.8          $ 1.55
Dilutive options                                        0.3                                             0.4
                                                        ---                                             ---
Diluted earnings per share
--------------------------
Net earnings
                                        $ 71.7         40.2         $ 1.78             $ 61.5          40.2          $ 1.53
                                                       ====                                            ====

                                                 Nine months ended                              Nine months ended
                                                 September 30, 1999                             September 30, 1998
                                                                    Per share                                       Per share
Basic earnings per share              Earnings         Shares        Amount            Earnings       Shares          Amount
------------------------              --------         ------        ------            --------       ------          ------
Net earnings                           $ 192.8         39.8         $ 4.84            $ 164.1          39.8          $ 4.12
Dilutive options                                        0.4                                             0.6
                                                        ---                                             ---

Diluted earnings per share
--------------------------
Net earnings
                                       $ 192.8         40.2         $ 4.79            $ 164.1          40.4          $ 4.06
                                                       ====                                            ====




Note 9. OVERVIEW OF ASBESTOS-RELATED LEGAL PROCEEDINGS
-------------------------------------------------------

Personal Injury Litigation

The Company is one of many defendants in approximately 182,000 pending claims as of September 30, 1999, alleging personal injury from exposure to asbestos. These claims are discussed more fully under the heading "Legal Proceedings" under Item 1 of Part II of this report, which should be read in conjunction with this note. The Company does not know how many claims will be filed against it in the future, nor the details thereof, nor of pending suits not fully reviewed, nor the defense and resolution costs that may ultimately result therefrom, nor whether an alternative to the Amchem settlement vehicle discussed below may emerge, nor the scope of its insurance coverage ultimately deemed available.

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

The District Court, after exhaustive discovery and testimony, approved the settlement class action and issued a preliminary injunction that barred class members from pursuing claims against Center members in the tort system. The U.S. Court of Appeals for the Third Circuit reversed that decision, and the reversal was sustained by the U.S. Supreme Court on September 25, 1997, holding that the settlement class did not meet the requirements for class certification under Federal Rule of Civil Procedure 23. The preliminary injunction was vacated on July 21, 1997, resulting in the immediate reinstatement of enjoined cases and a loss of the bar against the filing of claims in the tort system.

Post Amchem Claim Developments

During 1998, pending claims increased by 71,000 claims. The Company and its outside counsel believe the increase in claims filed during 1998 was partially due to acceleration of pending claims as a result of the Supreme Court's decision on Amchem and additional claims that had been filed in the tort system against other defendants (and not against Center members) while Amchem was pending. The Company continually assesses the assumptions it uses in its estimate of the range of liability that is probable and estimable. This estimate is highly uncertain due to the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. Claims experiences in the first nine months of 1999 have generally been unfavorable with respect to the Company's assumptions about the variables used in the estimate of its range of liability. In particular, the number of new cases filed in 1999 is larger than the Company anticipated. In the first nine months of 1999, approximately 40,200 claims were received and verified by the Center naming the Company as a defendant. However, at this point it is not clear whether the increase has more to do with recent events rather than a long-term trend. The Company will continue to study the variables as experienced in 1999 in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable.

The Company continues to seek broad-based settlements of claims through the Center. The Center is currently in negotiations that would address a substantial portion of currently pending claims and would provide medical and other criteria for the settlement of future claims. The Company is uncertain as to the ultimate success and timing of those negotiations.

Asbestos-Related Liability

The Company continually evaluates the nature and amount of recent claim settlements and their impact on the Company's projected asbestos resolution and defense costs. In doing so, the Company reviews, among other things, its recent and historical settlement amounts, the incidence of past claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it, the previous estimates based on the Amchem projection and its recent experience. Subject to the uncertainties, limitations and other variables referred to above and based upon its experience, the Company has estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. The Company's estimation of such liability that is probable and estimable through 2004 ranges from $313.7 million to $702.3 million. The Company has concluded that no amount within that range is more likely than any other, and therefore has reflected $313.7 million as a liability in the consolidated financial statements filed in this report. Of this amount, management expects to incur approximately $120.0 million over the next 12 months and has reflected this amount as a current liability. This estimate includes an assumption that the number of new claims filed annually will be less than the number filed in 1998. The Company believes it can reasonably estimate the number and nature of future claims that may be filed through 2004. However, for claims that may be filed beyond that period, management believes that the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, or the cost to resolve them. Accordingly, it is reasonably possible that the total exposure to personal injury claims may be greater than the estimated range of liability.

The Company is uncertain as to the ultimate success and timing of broad-based settlement discussions. However, if such discussions are successful or if unfavorable claims experiences continue, significant changes in the assumptions used in the estimation of the Company's liability may result. Such changes, if any, could lead to increases in the recorded liability. The Company's evaluation of the range of probable liability is primarily based on known pending claims and an estimate of potential claims that are likely to occur and can be reasonably estimated through 2004. The estimate of likely claims to be filed in the future is subject to an increasing degree of uncertainty each year into the future. As additional experience is gained regarding claims and such settlement discussions or other new information becomes available regarding the potential liability, the Company will reassess its potential liability and revise the estimates as appropriate.

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

Insurance Recovery Proceedings

A substantial portion of the Company's primary and excess insurance asset is nonproducts (general liability) insurance for personal injury claims, including among others, those that involve exposure during installation of asbestos materials. The Wellington Agreement and the 1989 settlement agreement have provisions for such coverage. An ADR process under the Wellington Agreement is underway against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and, for some policies, includes defense costs in addition to limits. The carriers have raised various defenses, including waiver, laches, statutes of limitations and contractual defenses. One primary carrier alleges that it is no longer bound by the Wellington Agreement, and another alleges that the Company agreed to limit its claims for nonproducts coverage against that carrier when the Wellington Agreement was signed. The ADR process is in the trial phase of binding arbitration. During 1999, the Company received preliminary decisions in the initial phases of the trial proceeding of the ADR which were generally favorable to the Company on a number of issues related to insurance coverage. The decisions, while generally favorable, relate to the initial phase of the ADR proceeding. The Company has not yet completely determined the financial implications of the decisions. The Company has entered into a settlement with a number of the carriers resolving its access to coverage.

An insurance asset in the amount of $206.0 million is recorded as an asset in the consolidated financial statements filed in this report. Of this amount, approximately $21.3 million represents partial settlement for previous claims which will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.35%. The total amount recorded reflects the Company's belief in the availability of insurance in this amount, based upon the Company's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process which is in the trial phase of binding arbitration. The Company continually evaluates the probable insurance asset to be recorded. Depending on further evaluation of the ADR decisions, and activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the Company may revise its estimate and additional insurance assets may be recorded in a future period. Of the $206.0 million asset, $16.0 million has been recorded as a current asset reflecting management's estimate of the minimum insurance payments to be received in the next 12 months. However, the actual amount of payments to be received in the next 12 months is dependent upon the actual liability incurred and the nature and result of settlement discussions. Management estimates that the timing of future cash payments for the remainder of the recorded asset may extend beyond 10 years.

                       Independent Auditors' Review Report
                       -----------------------------------

The Board of Directors and Shareholders
Armstrong World Industries, Inc.:

We have reviewed the condensed consolidated balance sheet of Armstrong World Industries, Inc., and subsidiaries as of September 30, 1999, and the related condensed consolidated statements of earnings for the three and nine-month periods ended September 30, 1999 and 1998, and the condensed consolidated statements of cash flows and shareholders' equity for the nine-month periods ended September 30, 1999 and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Armstrong World Industries, Inc., and subsidiaries as of December 31, 1998, and the related consolidated statements of earnings, cash flows and shareholders' equity for the year then ended (not presented herein); and in our report dated February 2, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP



Philadelphia, Pennsylvania
November 3, 1999

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

Financial Condition
-------------------

As shown on the Consolidated Balance Sheet (see page 3), the Company had cash and cash equivalents of $63.1 million at September 30, 1999. Working capital was $272.1 million as of September 30, 1999, $95.7 million lower than the $367.8 million recorded at the end of 1998. The ratio of current assets to current liabilities was 1.32 to 1 as of September 30, 1999, compared with 1.49 to 1 as of December 31, 1998. The decreases from December 31, 1998 were primarily due to higher current liabilities, primarily accounts payable and accrued expenses as well as income taxes payable.

Long-term debt, excluding the Company's guarantee of an ESOP loan, decreased in the first nine months of 1999. At September 30, 1999, long-term debt of $1,418.6 million, or 54.8 percent of total capital, compared with $1,562.8 million, or
59.3 percent of total capital, at the end of 1998. At September 30, 1999, and December 31, 1998 ratios of total debt (including the Company's guarantee of the ESOP loan) as a percent of total capital were 66.2 percent and 73.1 percent, respectively.

As shown on the Consolidated Statements of Cash Flows (see page 5), net cash provided by operating activities for the nine months ended September 30, 1999, was $304.5 million compared with $154.9 million for the comparable period in 1998. The increase was due to several items including higher net income, higher depreciation and amortization, an increase in accounts payable and accrued expenses and an increase in income taxes payable.

Net cash used for investing activities was $40.2 million for the nine months ended September 30, 1999, compared with $1,169.7 million for the nine months ended September 30, 1998. The decrease was primarily due to the acquisition of Triangle Pacific and DLW during the third quarter of 1998 and the proceeds from the sales of businesses in 1999.

Net cash used for financing activities was $239.3 million for the nine months ended September 30, 1999 compared with net cash provided by financing activities of $1,045.1 million for the nine months ended September 30, 1998. The decrease was primarily due to the $181.7 million net reduction of debt during the first nine months of 1999 compared to the $1,124.3 million net increase in debt during the same period in 1998.

The Company is constantly evaluating its various business units and may from time to time dispose of, or restructure, those units. On February 2, 1999, the Company announced its intent to form a joint venture in the worldwide technical insulation business with Nomaco (USA)/NMC (Belgium) and Thermaflex (Netherlands). Efforts to complete the formation of the joint venture are currently in process. However, the joint venture partners have temporarily withdrawn their merger petition from regulatory approval. The partners are considering new business proposals to enhance the proposed merger and expect to conclude this evaluation by year-end. On September 30, 1999, the Company completed its sale of its Textile Products Operations ("TPO") to Day International Group, Inc.

Asbestos-Related Litigation
---------------------------

The Company is involved in significant asbestos-related litigation which is described more fully under the heading "Legal Proceedings" under Item 1 of Part II of this report and which should be read in connection with this discussion and analysis. The Company does not know how many claims will be filed against it in the future, nor the details thereof, nor of pending suits not fully reviewed, nor the defense and resolution costs that may ultimately result therefrom, nor whether an alternative to the Georgine v. Amchem ("Amchem") settlement vehicle (discussed in that Legal Proceedings item) may emerge, nor the scope of its insurance coverage ultimately deemed available.

The Company continually evaluates the nature and amount of recent claim settlements and their impact on the Company's projected asbestos resolution and defense costs. In doing so, the Company reviews, among other things, its recent and historical settlement amounts, the incidence of past claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it, the previous estimates based on the Amchem projection and its recent experience. Subject to the uncertainties, limitations and other variables referred to above and based upon its experience, the Company has estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. The Company's estimation of such liability that is probable and estimable through 2004 ranges from $313.7 million to $702.3 million. The Company has concluded that no amount within that range is more likely than any other, and therefore has reflected $313.7 million as a liability in the consolidated financial statements filed in this report. Of this amount, management expects to incur approximately $120.0 million over the next 12 months and has reflected this amount as a current liability. This estimate includes an assumption that the number of new claims filed annually will be less than the number filed in 1998. The Company believes it can reasonably estimate the number and nature of future claims that may be filed through 2004. However, for claims that may be filed beyond that period, management believes that the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, or the cost to resolve them. Accordingly, it is reasonably possible that the total exposure to personal injury claims may be greater than the estimated range of liability.

During 1998, pending claims increased by 71,000 claims. The Company and its outside counsel believe the increase in claims filed during 1998 was partially due to acceleration of pending claims as a result of the Supreme Court's decision on Amchem and additional claims that had been filed in the tort system against other defendants (and not against Center members) while Amchem was pending. The Company continually assesses the assumptions it uses in its estimate of the range of liability that is probable and estimable. This estimate is highly uncertain due to the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. Claims experiences in the first nine months of 1999 have generally been unfavorable with respect to the Company's assumptions about the variables used in the estimate of its range of liability. In particular, the number of new cases filed in 1999 is larger than the Company anticipated. In the first nine months of 1999, approximately 40,200 claims were received and verified by the Center naming the Company as a defendant. However, at this point it is not clear whether the increase has more to do with recent events rather than a long-term trend. The Company will continue to study the variables as experienced in 1999 in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable.

The Company continues to seek broad-based settlements of claims through the Center. The Center is currently in negotiations that would address a substantial portion of currently pending claims and would provide medical and other criteria for the settlement of future claims. The Company is uncertain as to the ultimate success and timing of those negotiations. However, if such discussions are successful or if unfavorable claims experiences continue, significant changes in the assumptions used in the estimation of the Company's liability may result. Such changes, if any, could lead to increases in the recorded liability.

The Company's evaluation of the range of probable liability is primarily based on known pending claims and an estimate of potential claims that are likely to occur and can be reasonably estimated through 2004. The estimate of likely claims to be filed in the future is subject to an increasing degree of uncertainty each year into the future. As additional experience is gained regarding claims and settlements or other new information becomes available regarding the potential liability, the Company will reassess its potential liability and revise the estimates as appropriate.

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

An insurance asset in the amount of $206.0 million is recorded as an asset in the consolidated financial statements filed in this report. Of this amount, approximately $21.3 million represents partial settlement for previous claims which will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.35 percent. The total amount recorded reflects the Company's belief in the availability of insurance in this amount, based upon the Company's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process which is in the trial phase of binding arbitration. The Company continually evaluates the probable insurance asset to be recorded. Depending on further evaluation of the ADR decisions, and activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the Company may revise its estimate and additional insurance assets may be recorded in a future period. Of the $206.0 million asset, $16.0 million has been recorded as a current asset reflecting management's estimate of the minimum insurance payments to be received in the next 12 months. However, the actual amount of payments to be received in the next 12 months is dependent upon the actual liability incurred and the nature and result of settlement discussions. Management estimates that the timing of future cash payments for the remainder of the recorded asset may extend beyond 10 years.

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

Consolidated Results
--------------------

Third-quarter net sales of $903.8 million were 10.0 percent higher compared to net sales of $821.6 million in the third quarter of 1998. The growth reflects the acquisitions of Triangle Pacific (sales of $210.0 million in 1999 compared to $167.3 million in 1998) and DLW (sales of $136.4 million in 1999 compared to $63.9 million in 1998) during the third quarter of 1998. Net sales by the Company's preacquisition businesses were $557.4 million, which were $33.0 million, or 5.6 percent below prior year as floor coverings decreased 5.9 percent and gasket sales were absent due to the divestiture of 65% of Armstrong Industrial Specialties, Inc.
("AISI") on June 30, 1999.

Third-quarter net earnings of $71.7 million increased 16.6 percent from 1998's third-quarter net earnings of $61.5 million. The 1999 third quarter results include a pre-tax loss of $5.7 million ($3.6 million after tax) from the sale of TPO that was recorded in other income. The Company also recorded a $2.6 million pre-tax gain from proceeds from the demutualization of an insurance company with whom the Company has company-owned life insurance policies. The 1998 third quarter results include $12.3 million pre-tax for expenses related to activities involving Domco and Sommer-Allibert and a $6.5 million pre-tax and after tax gain on the sale of Dal-Tile shares. Net earnings per diluted share were $1.78 ($1.87 excluding the loss on sale of TPO) compared with $1.53 per diluted share for the third quarter of 1998. Net earnings per basic share were $1.80 ($1.89 excluding the loss on sale of TPO) compared with $1.55 per basic share for the third quarter of 1998.

The cost of goods sold in the third quarter was 65.1 percent of net sales compared to 66.9 percent of net sales in the third quarter of 1998. Excluding Triangle Pacific and DLW, Armstrong's base business cost of goods sold was 61.6 percent, or 2.5 percentage points better than 1998, driven primarily by significant cost reductions in floor coverings and building products arising from 1998's cost reduction activities and lower raw material and other costs. Although the Company has experienced lower prices for some of its raw materials costs, the Company anticipates some pricing pressure on certain raw materials in upcoming quarters.

Third-quarter SG&A expenses were 18.9 percent of net sales compared to 18.1 percent of net sales in last year's third quarter. The percentage increase is primarily due to the decrease in preacquisition business net sales.

Goodwill amortization was $6.5 million in the third quarter of 1999 compared with $4.3 million in the third quarter of 1998. Interest expense was $25.8 million in the third quarter of 1999 compared with $22.7 million in the third quarter of 1998. These increases are due to a full quarter's amortization and debt in 1999 for the acquisitions of Triangle Pacific and DLW compared to a partial quarter's amortization and debt in 1998.

Net sales for the first nine months of 1999 were $2,615.9 million, 36.2 percent higher than the net sales of $1,920.3 million for the same period of 1998. The growth reflects higher net sales of Triangle Pacific (sales of $615.9 million in 1999 compared to $167.3 million in 1998) and DLW (sales of $381.9 million in 1999 compared to $63.9 million in 1998) due to the acquisitions in the third quarter of 1998. Net sales by the Company's preacquisition businesses were $1,618.1 million, which were $71.0 million, or 4.2 percent below prior year as floor coverings decreased 5.5 percent and gasket sales were partially absent due to the divestiture on June 30, 1999.

Net earnings for the first nine months of $192.8 million increased 17.5 percent from the net earnings of $164.1 million for the same period of 1998. The first nine months 1999 results include an after-tax gain of $7.5 million from the sale of 65 percent of the Company's interest in AISI and an after tax loss of $3.6 million from the sale of TPO. Both of these transactions were recorded in other income. Exclusive of these divestitures, the net earnings for the first nine months of 1999 would have been $188.9 million, or an increase of 15.1 percent. Net earnings per diluted share were $4.79 ($4.69 excluding the sales of AISI and TPO) compared with $4.06 per diluted share for the first nine months of 1998. Net earnings per basic share were $4.84 ($4.74 excluding the sales of AISI and TPO) compared with $4.12 per basic share for the first nine months of 1998.

For the third quarter of 1999, the Company's effective tax rate was 37.2 percent compared with 36.0 percent in the same period of 1998. The effective tax rate for the first nine months of 1999 was 36.8 percent compared with 35.1 percent in the same period of 1998. The increases in the effective tax rates are due to the increase in non-deductible goodwill amortization related to the acquisitions of Triangle Pacific and DLW (third quarter and first nine months), partially offset by the realization of available capital losses carried forward.

Expected sales synergies from the 1998 acquisitions of Triangle Pacific and DLW have proceeded at a slower pace than originally anticipated. Weak results from European operations have negatively impacted 1999 results and the Company anticipates this condition continuing through the fourth quarter and into next year.

Industry Segment Results:
------------------------

Floor coverings net sales were $429.2 million and $375.0 million in the third quarter of 1999 and 1998, respectively. DLW contributed net sales of $136.4 million and $63.9 million in the third quarter of 1999 and 1998, respectively. Excluding DLW from both years, net sales of $292.8 million in the third quarter of 1999 were 5.9 percent below the net sales of $311.1 last year. Sales in the Americas were essentially flat as increased sales of commercial tile and residential sheet almost offset declines of residential tile, laminate, and commercial sheet. The residential sheet sales were driven by promotional programs to the wholesalers servicing the independent and retail store channel. Strong school business and improved shipping capabilities contributed to favorable wholesaler sales of commercial tile. European sales of $21.1 million reflected continued weak economic conditions and residential pricing pressure resulting from excess capacity and the lack of business in Russia. Pacific area sales of $9.7 million were 14.1% ahead of last year. Third-quarter operating income of $74.5 million in 1999 included $9.4 million from DLW. Third-quarter operating income of $57.9 million in 1998 included $0.2 million from DLW. Excluding DLW, Armstrong's base business operating income of $65.1 million was
22.2 percent of net sales compared to $57.7 million or 18.5 percent of net sales in 1998. This operating margin improvement was primarily due to implementation of actions related to 1998's cost reduction activities, lower manufacturing costs, and $3.6 million for an insurance settlement for a past product claim.

Building products net sales of $200.0 million increased 1.7 percent from $196.7 million in the third quarter of 1998 led by record sales of U.S. commercial ceilings. Net sales in Europe fell 7.7% due to weak Western European volumes and price losses across the region, as well as a negative effect of exchange rates. Pacific area net sales increased 9.6 percent with higher volumes, primarily in China, offsetting weaker prices across the region. Operating income of $34.4 million increased $2.5 million over 1998 due to cost improvements and increased net sales. Operating margin of 17.2 percent of net sales compared favorably with 16.2 percent in 1998 primarily as a result of cost reduction activities announced in the fourth quarter of 1998 and lower raw material and other costs.

Wood products, comprising Triangle Pacific (acquired in the third quarter of 1998), contributed $210.0 million to net sales in the third quarter of 1999 compared to net sales of $167.3 million in 1998. Net sales were 15.4 percent ahead of the comparable period in 1998, which was partially prior to the acquisition by Armstrong. Cabinet net sales grew 23.4 percent and continued to benefit from improved sales mix and continuing cost reductions. Wood flooring net sales were 12.9 percent ahead of last year but continue to reflect competitive pricing pressure. Operating margin of 10.5 percent of net sales was above prior year despite the increased amortization of acquisition goodwill and the impact of rising lumber prices. Excluding the impact of goodwill, the operating margin would have been 12.9 percent of net sales versus 10.4 percent of net sales in 1998 on a comparable basis.

Insulation product net sales of $59.5 million declined 4.2 percent from the prior year. Excluding the impact of foreign exchange rates, net sales were down only 1.0 percent versus the prior year. Net sales in Europe declined 7.7 percent while net sales in the Americas increased 11.6 percent. Operating profit of $14.1 million was slightly below last year as purchasing savings and other cost reductions partially offset declining net sales.

Net sales of $6.5 million in the All Other segment were 68.3 percent below last year primarily due to the sale of AISI. Operating income of $0.8 million reflected improved profitability from TPO and equity earnings from AISI.

Unallocated corporate expense of $2.5 million compared to unallocated corporate income of $0.6 million last year. This difference was primarily due to higher administrative and acquisition integration costs.


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

The Year-2000 project includes several phases: an inventory phase to identify all software and hardware components potentially affected; an assessment phase to determine if identified components are compliant; a planning phase to establish plans to bring components into compliance; an execution phase to carryout actions determined during the planning phase; a testing phase to verify compliance; and a completion phase to bring the revised component into production. The local and infrastructure work streams are in the completion phases. The remote work stream is in the final testing and completion phases. The spreadsheet and database verification work stream is currently functional and available for use. Finally, the contingency planning and event management work streams are in the final planning and completion phases.

Total costs of the Year-2000 project worldwide are estimated to be $20.4 million through 1999. Actual costs through September 1999 were $18.4 million. Management believes that internally generated funds and existing sources of liquidity are sufficient to meet expected funding requirements for this project.

The Company is in the process of assessing, through direct contact and letters of inquiry with key suppliers and customers, the year-2000 compliance status of customers and suppliers. Responses to these contacts and letters are evaluated for compliance, the need for follow-up actions, or contingency plans based on business criticality. The evaluation of responses to date indicates that nearly all customers and suppliers have substantially completed their year-2000 efforts. Until completion of this process, the Company cannot assess the potential impact, if any, that year-2000 non-compliance by customers and suppliers may have on the Company. Management believes the most reasonably-likely worst case scenario would be that a small number of vendors who are not critical to the operation of the Company's business will be unable to supply materials for a short time after January 1, 2000. Moreover, management is creating contingency plans to prepare for any reasonably-likely worst case scenarios, including manual operations, selection of alternative suppliers, early purchase of inventory and additional software repair.


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

Many factors could cause the Company's actual results to differ materially from expected historical results. Such factors include:

     . the strength of domestic and foreign end-use markets for the Company's products,
     .    levels of raw material and energy costs,
     . product and price competition caused by factors such as worldwide excess industry capacity,
     .    economic and political climate in emerging markets,
     .    interest, foreign exchange and effective tax rates
     .    successful integration of 1998 acquisitions, and
     . the outcome of asbestos, environmental and any other legal proceedings as described in the notes to the Company's consolidated financial statements and/or in the "Legal Proceedings" sections of the Company's 10-K, 10-Q and 8-K filings with the SEC.

This should not be considered to be a complete list of all potential risks and uncertainties that might affect our future results. The Company undertakes no obligation to update any forward-looking statements. The related disclosures in the Company's report on Form 10-K filed in March 1999, in the Company's reports on Form 10-Q filed in May and August of 1999 and any further disclosures the Company makes in subsequent 10-Q, 8-K and 10-K reports to the SEC should also be consulted.

                           Part II - Other Information
                           ---------------------------

Item 1.  Legal Proceedings
-------  -----------------


ASBESTOS-RELATED LITIGATION

Personal Injury Litigation


The Company is one of many defendants in approximately 182,000 pending claims as of September 30, 1999, alleging personal injury from exposure to asbestos.

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

The District Court, after exhaustive discovery and testimony, approved the settlement class action and issued a preliminary injunction that barred class members from pursuing claims against Center members in the tort system. The U.S. Court of Appeals for the Third Circuit reversed that decision, and the reversal was sustained by the U.S. Supreme Court on September 25, 1997, holding that the settlement class did not meet the requirements for class certification under Federal Rule of Civil Procedure 23. The preliminary injunction was vacated on July 21, 1997, resulting in the immediate reinstatement of enjoined cases and a loss of the bar against the filing of claims in the tort system.

Post Amchem Claim Developments

During 1998, pending claims increased by 71,000 claims. The Company and its outside counsel believe the increase in claims filed during 1998 was partially due to acceleration of pending claims as a result of the

Supreme Court's decision on Amchem and additional claims that had been filed in the tort system against other defendants (and not against Center members) while Amchem was pending. The Company continually assesses the assumptions it uses in its estimate of the range of liability that is probable and estimable. This estimate is highly uncertain due to the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. Claims experiences in the first nine months of 1999 have generally been unfavorable with respect to the Company's assumptions about the variables used in the estimate of its range of liability. In particular, the number of new cases filed in 1999 is larger than the Company anticipated. In the first nine months of 1999, approximately 40,200 claims were received and verified by the Center naming the Company as a defendant. However, at this point it is not clear whether the increase has more to do with recent events rather than a long-term trend. The Company will continue to study the variables as experienced in 1999 in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable.

The Company continues to seek broad-based settlements of claims through the Center. The Center is currently in negotiations that would address a substantial portion of currently pending claims and would provide medical and other criteria for the settlement of future claims. The Company is uncertain as to the ultimate success and timing of those negotiations.

Asbestos-Related Liability

The Company continually evaluates the nature and amount of recent claim settlements and their impact on the Company's projected asbestos resolution and defense costs. In doing so, the Company reviews, among other things, its recent and historical settlement amounts, the incidence of past claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it, the previous estimates based on the Amchem projection and its recent experience. Subject to the uncertainties, limitations and other variables referred to above and based upon its experience, the Company has estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. The Company's estimation of such liability that is probable and estimable through 2004 ranges from $313.7 million to $702.3 million. The Company has concluded that no amount within that range is more likely than any other, and therefore has reflected $313.7 million as a liability in the consolidated financial statements filed in this report. Of this amount, management expects to incur approximately $120.0 million over the next 12 months and has reflected this amount as a current liability. This estimate includes an assumption that the number of new claims filed annually will be less than the number filed in 1998. The Company believes it can reasonably estimate the number and nature of future claims that may be filed through 2004. However, for claims that may be filed beyond that period, management believes that the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, or the cost to resolve them. Accordingly, it is reasonably possible that the total exposure to personal injury claims may be greater than the estimated range of liability.

The Company is currently uncertain as to the ultimate success and timing of the broad-based settlement discussions. However, if such discussions are successful or if unfavorable claims experiences continue, significant changes in the assumptions used in the estimation of the Company's liability may result. Such changes, if any, could lead to increases in the recorded liability. The Company's evaluation of the range of probable liability is primarily based on known pending claims and an estimate of potential claims that are likely to occur and can be reasonably estimated through 2004. The estimate of likely claims to be filed in the future is subject to an increasing degree of uncertainty each year into the future. As additional experience is gained regarding claims and such settlement discussions or other new information becomes available regarding the potential liability, the Company will reassess its potential liability and revise the estimates as appropriate.

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

Property Damage Litigation

The Company is also one of many defendants in eight pending claims as of September 30, 1999, brought by public and private building owners. These claims include allegations of damage to buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures, for removal and replacement of such products. Among the lawsuits that have been resolved are four class actions, which involve public and private schools, Michigan state public and private schools, colleges and universities, and private property owners who leased facilities to the federal government. The Company vigorously denies the validity of the allegations against it in these claims. These suits and claims are not handled by the Center. Insurance coverage has been resolved and is expected to cover almost all costs of these claims.

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

Insurance Recovery Proceedings

A substantial portion of the Company's primary and excess insurance asset is nonproducts (general liability) insurance for personal injury claims, including among others, those that involve exposure during installation of asbestos materials. The Wellington Agreement and the 1989 settlement agreement referred to above have provisions for such coverage. An ADR process under the Wellington Agreement is underway against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and, for some policies, includes defense costs in addition to limits. The carriers have raised various defenses, including waiver, laches, statutes of limitations and contractual defenses. One primary carrier alleges that it is no longer bound by the Wellington Agreement, and another alleges that the Company agreed to limit its claims for nonproducts coverage against that carrier when the Wellington Agreement was signed. The ADR process is in the trial phase of binding arbitration. During 1999, the Company received preliminary decisions in the initial phases of the trial proceeding of the ADR which were generally favorable to the Company on a number of issues related to insurance coverage. The decisions, while generally favorable, relate to the initial phase of the ADR proceeding. The Company has not yet completely determined the financial implications of the decisions. The Company has entered into a settlement with a number of the carriers resolving its access to coverage.

Other proceedings against non-Wellington carriers may become necessary.

An insurance asset in the amount of $206.0 million is recorded as an asset in the consolidated financial statements filed in this report. Of this amount, approximately $21.3 million represents partial settlement for previous claims which will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.35%. The total amount recorded reflects the Company's belief in the availability of insurance in this amount, based upon the Company's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process which is in the trial phase of binding arbitration. The Company continually evaluates the probable insurance asset to be recorded. Depending on further evaluation of the ADR decisions, and activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the Company may revise its estimate and additional insurance assets may be recorded in a future period. Of the $206.0 million asset, $16.0 million has been recorded as a current asset reflecting management's estimate of the minimum insurance payments to be received in the next 12 months. However, the actual amount of payments to be received in the next 12 months is dependent upon the actual liability incurred and the nature and result of settlement discussions. Management estimates that the timing of future cash payments for the remainder of the recorded asset may extend beyond 10 years.

Conclusions

The Company does not know how many claims will be filed against it in the future, nor the details thereof, nor of pending suits not fully reviewed, nor the defense and resolution costs that may ultimately result therefrom, nor whether an alternative to the Amchem settlement vehicle may emerge, nor the scope of its insurance coverage ultimately deemed available.

The Company continually evaluates the nature and amount of recent claim settlements and their impact on the Company's projected asbestos resolution and defense costs. In doing so, the Company reviews, among other things, its recent and historical settlement amounts, the incidence of past claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it, the previous estimates based on the Amchem projection and its recent experience. Subject to the uncertainties, limitations and other variables referred to above and based upon its experience, the Company has estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. The Company's estimation of such liability that is probable and estimable through 2004 ranges from $313.7 million to $702.3 million. The Company has concluded that no amount within that range is more likely than any other, and therefore has reflected $313.7 million as a liability in the consolidated financial statements filed in this report. Of this amount, management expects to incur approximately $120.0 million over the next 12 months and has reflected this amount as a current liability. The Company believes it can reasonably estimate the number and nature of future claims that may be filed through 2004. However for claims that may be filed beyond that period, management believes that the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, or the cost to resolve them. Accordingly, it is reasonably possible that the total exposure to personal injury claims may be greater than the recorded liability. The Company continually assesses the assumptions it uses in its estimate of the range of liability that is probable and estimable. This estimate is highly uncertain due to the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. Claims experiences in the first nine months of 1999 have generally been unfavorable with respect to the Company's assumptions about the variables used in the estimate of its range of liability. In particular, the number of new cases filed in 1999 is larger than the Company anticipated. In the first nine months of 1999, approximately 40,200 claims were received and verified by the Center naming the Company as a defendant. However, at this point it is not clear whether the increase has more to do with recent events rather than a long-term trend. The Company will continue to study the variables as experienced in 1999 in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable.

The Company continues to seek broad-based settlements of claims through the Center. The Center is currently in negotiations that would address a substantial portion of currently pending claims and would provide medical and other criteria for the settlement of future claims. The Company is uncertain as to the ultimate success and timing of those negotiations. However, if such discussions are successful or if unfavorable claims experiences continue, significant changes in the assumptions used in the estimation of the Company's liability may result. Such changes, if any, could lead to increases in the recorded liability.

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

An insurance asset in the amount of $206.0 million is recorded in the consolidated financial statements filed in this report and reflects the Company's belief in the availability of insurance in this amount, based upon the Company's success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies, and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through the ADR process, negotiation or litigation.

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

Liabilities of $17.8 million were recorded at September 30, 1999 for potential environmental liabilities that the Company considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the amount of the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each individual site, these liabilities are reviewed to reflect additional information as it becomes available.

The estimated liabilities do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or probable of recovery through negotiation or litigation.

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

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

      (a) The following exhibits are filed as a part of the Quarterly Report on Form 10-Q:

   Exhibits
   --------
   No. 3      The Company's By-laws, as amended effective September 20, 1999
   No. 15     Letter re Unaudited Interim Financial Information
   No. 27     Financial Data Schedule

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Armstrong World Industries, Inc.



                                   By:    /s/ D. K. Owen
                                       -----------------------------------------
                                       D. K. Owen, Senior Vice President,
                                       Secretary and General Counsel


                                   By:   /s/ W. C. Rodruan
                                       -----------------------------------------
                                       W. C. Rodruan, Vice President and
                                       Controller (Principal Accounting Officer)


Date:  November 12, 1999

                                  Exhibit Index
                                  -------------

Exhibit No.
-----------

No. 3      The Company's By-laws, as amended effective September 20, 1999

No. 15     Letter re: Unaudited Interim Financial Information

No. 27     Financial Data Schedule