Form 10-K405
period 1999-12-31
ARMSTRONG WORLD INDUSTRIES INC
filed 2000-03-15
CIK 7431

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______  to  _______

                         Commission file number 1-2116
                                                ------

                        ARMSTRONG WORLD INDUSTRIES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


                  Pennsylvania                         23-0366390
        ---------------------------------------------------------------
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)             Identification No.)


P. O. Box 3001, Lancaster, Pennsylvania                 17604
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code      (717) 397-0611
                                                  -------------------------

Securities registered pursuant to Section 12(b) of the Act:


   Title of each class               Name of each exchange on which registered
   -------------------              -------------------------------------------

Common Stock ($1 par value)          New York Stock Exchange, Inc. (a)
Preferred Stock Purchase Rights      Pacific Stock Exchange, Inc. (b)
9-3/4% Debentures Due 2008           Philadelphia Stock Exchange, Inc. (b)
7.45% Senior Quarterly Interest
Bonds Due 2038
                                     (a)  All Classes
                                     (b)  Common Stock and Preferred Stock
                                          Purchase Rights only

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

[X]

The aggregate market value of the Common Stock of registrant held by non-affiliates of the registrant based on the closing price ($20.00 per share) on the New York Stock Exchange on February 18, 2000, was approximately $0.7 billion. As of February 18, 2000, the number of shares outstanding of registrant's Common Stock was 40,217,225. This amount includes the 2,467,759 shares of Common Stock as of December 31, 1999, held by Chase Manhattan Bank, as Trustee for the employee stock ownership accounts of the Company's Retirement Savings and Stock Ownership Plan.


          Documents Incorporated by Reference

Portions of the Proxy Statement dated March 22, 2000, relative to the May 1, 2000, annual meeting of the shareholders of registrant (the "Company's 2000 Proxy Statement") have been incorporated by reference into Part III of this Form 10-K Report.

                                     PART I
                                     ------


Item 1.  Business
-----------------

Armstrong World Industries, Inc. (Armstrong, which may be referred to as we, us or our) is a Pennsylvania corporation incorporated in 1891. We design, manufacture and sell interior finishings, most notably floor coverings and ceiling systems, around the world. Our products are sold primarily for use in the finishing, refurbishing and repair of residential, commercial and institutional buildings. We also design, manufacture and sell other products, including kitchen and bathroom cabinets and pipe insulation.

Industry Segments

Financial Information About Industry Segments

See Item 8, Note 2 to Consolidated Financial Statements for financial information on our reportable industry segments.

Narrative Description of Business

Armstrong designs, manufactures and sells interior finishings, including floor coverings, building products (primarily ceiling systems), wood products (primarily wood flooring and cabinets), and insulation products for the building and other industries. Our activities extend worldwide.

Floor Coverings

We are a worldwide manufacturer of floor coverings for the interiors of homes and commercial and institutional buildings, with a broad range of resilient flooring together with adhesives, installation and maintenance materials and accessories. Resilient flooring, in both sheet and tile forms, together with laminate flooring and linoleum, is made in a wide variety of types, designs, and colors. Included are types of flooring that offer such features as ease of installation, reduced maintenance (no-wax), and cushioning for greater underfoot comfort. Floor covering products are sold to the commercial, residential and institutional market segments through wholesalers, retailers (including large home centers and buying groups), contractors, and to the hotel/motel and manufactured homes industries.

Building Products

As a major producer of ceiling materials in the United States and abroad, we market both residential and commercial ceiling systems. Ceiling materials for the home are offered in a variety of types and designs. Most provide noise reduction and incorporate features intended to permit ease of installation. These residential ceiling products are sold through wholesalers and retailers (including large home centers). Commercial suspended ceiling systems, designed for use in shopping centers, offices, schools, hospitals, and other commercial and institutional settings, are available in numerous colors, performance characteristics and designs and offer characteristics such as acoustical control, accessibility to the plenum (the area above the ceiling), rated fire protection, and aesthetic appeal. We sell commercial ceiling materials and accessories, along with acoustical wall panels, to ceiling systems contractors and to resale distributors. Framework (grid) for our suspension ceiling systems products are manufactured and sold through a joint venture with Worthington Industries.

Wood Products

Armstrong, through our Triangle Pacific subsidiary, manufactures and sells hardwood flooring and other flooring, kitchen and bathroom cabinets and related products. These products are used primarily in residential new construction and remodeling, with some commercial applications such as retail stores and restaurants. Flooring sales are generally made through independent wholesale flooring distributors and retailers (including large home centers and buying groups). Cabinets are sold through both independent or company owned distributors.

Insulation Products

We manufacture insulation products for the technical insulation market. Insulation products are made in a wide variety of types and designs to satisfy various industrial and commercial applications with the majority of the products comprising closed cell flexible foams. A broad range of cladding and other related materials for the insulation contracting market are also produced. Insulation products are sold primarily throughout Europe and North America, with growing markets in Asia and South America.

All Other

During most of 1999, the "All Other" category in our financial reports included business units making a variety of specialty products for the automotive, textile and other industries worldwide. Gasket materials were manufactured for new and replacement use in the automotive, farm equipment, appliance, small engine, compressor and other industries. On June 30, 1999, we sold the gaskets operation, retaining a 35% interest in the business. Since the divestiture, we have accounted for the gaskets business under the equity method within the "All Other" segment. Textile products include parts and equipment sold to textile equipment manufacturers and textile mills. On September 30, 1999, we sold that business. From 1996 to 1998, we owned an equity interest in Dal-Tile International, Inc. which manufactured and sold ceramic tile products.

Major Customers

Our businesses principally sell our products through building products distributors, who re-sell our products to retailers, builders, contractors, installers and others. We also sell a significant portion of our products to home center chains and industry buying groups. For example, during 1999, we sold approximately $348 million of products to The Home Depot, Inc. These sales included floor coverings, building products, wood products and insulation products.

Raw Materials

Raw materials essential to our businesses are purchased worldwide in the ordinary course of business from numerous suppliers. The principal raw materials used by the Floor Coverings business include synthetic resins, plasticizers, PVC, latex, linseed oil, limestone, films, pigments and inks. The principal raw materials used by the Building Products business include mineral fibers and fillers, clays, starches, newspaper and perlite, as well as steel used in the ceiling grid manufacturing process. The principal raw materials used by the Wood Products business include oak lumber, veneer, acrylics, plywood, particleboard and fiberboard. The principal raw materials used by the Insulation business are rubber, fillers like antimontryoxid and foaming agents. We also purchase significant amounts of packaging materials for all of our products. In general, adequate supplies of raw materials were available to all of our businesses. No serious shortages or delays were encountered in 1999, and none are expected in 2000. We cannot guarantee that a significant shortage of one raw material or another will not occur, however.

Customers' orders for our products are typically for immediate shipment. Thus, in each business group, we keep sufficient inventory on hand to satisfy orders, or manufacture product to meet delivery dates specified in orders. As a result, there historically has been no material backlog in any industry segment.

Patents and Intellectual Property Rights

Patent protection is important to our business in the United States and other markets. Our competitive position has been enhanced by U.S and foreign patents on products and processes developed or perfected within Armstrong or obtained through acquisition or license. In addition, we also benefit from our trade secrets for certain products and processes.

Patent protection extends for varying periods according to the date of patent filing or grant and the legal term of a patent in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage, and the availability of legal remedies in the country. Although we consider that, in the aggregate, our patents and trade secrets constitute a valuable asset of material importance to our business, we do not regard any of our businesses as being materially dependent upon any single patent or trade secret, or any group of related patents or trade secrets.

Our products are sold around the world under numerous brand-name trademarks we consider in the aggregate to be of material importance. Certain of our trademarks, including without limitation house marks Armstrong, Bruce, Hartco, Robbins, and DLW, and product line marks Armaflex, Cirrus, Corlon, Execlon, Henry, Medintech, Natural Reflections, Solarian, ToughGuard, Traffic Zone, Ultima and WearMaster are important to our business because of their significant brand name recognition. Trademark protection continues in some countries as long as the mark is used; in other countries, as long as it is registered. Registrations are generally for fixed, but renewable, terms.

Competition

There is strong competition in all of the industry segments in which we do business. Competition in each industry segment and each geographic area where we do business includes numerous companies. Principal methods of competition include price, product performance and service. In addition, with the exception of insulation, product styling is a significant component of competition in our industry segments. Increasing competition in the U.S. from worldwide producers is apparent in our businesses. There is currently excess production capacity in various geographic markets, which tends to increase price competition.

Research & Development

Research and development activities are important and necessary in helping us to improve our products. Principal research and development functions include the development and improvement of products and manufacturing processes.

We spent $58.5 in 1999, $46.0 million in 1998 and $47.8 million in 1997 on research and development activities worldwide for our continuing businesses.

Environmental Matters

Most of Armstrong's manufacturing and certain of Armstrong's research facilities are affected by federal, state and local environmental laws. These laws relate to the discharge of materials or otherwise relate to the protection of the environment. Armstrong has made, and intends to continue to make, necessary expenditures for compliance with applicable laws. Armstrong incurred capital expenditures of approximately $5.5 million in 1999, $6.7 million in 1998 and $1.2 million in 1997 for environmental compliance and control facilities and anticipates annual expenditures for those purposes to continue within this range for the years 2000 and 2001. Armstrong does not anticipate that it will incur significant capital expenditures in order to meet the requirements of the Clean Air Act of 1990 and the final implementing regulations promulgated by various state agencies. Until all new regulatory requirements are known, uncertainty will remain regarding future estimates of capital expenditures.

As with many industrial companies, Armstrong is currently involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"), and similar state laws at approximately 22 sites. In most cases, Armstrong is one of many potentially responsible parties ("PRPs") who have voluntarily agreed to jointly fund the required investigation and remediation of each site. With regard to some sites, however, Armstrong disputes the liability, the proposed remedy or the proposed cost allocation among the PRPs. Armstrong may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies. Armstrong is also remediating environmental contamination resulting from past industrial activity at certain of its current and former plant sites.

Estimates of future liability are based on an evaluation of currently available facts regarding each individual site and consider factors including existing technology, presently enacted laws and regulations and prior company experience in remediation of contaminated sites. Although current law imposes joint and several liability on all parties at any Superfund site, Armstrong's contribution to the remediation of these sites is expected to be limited by the number of other companies also identified as potentially liable for site costs. As a result, Armstrong's estimated liability reflects only Armstrong's expected share. In determining the probability of contribution, Armstrong considers the solvency of the parties, whether responsibility is being disputed, the terms of any existing agreements and experience regarding similar matters.

Liabilities of $14.7 million at December 31, 1999, and $18.3 million at December 31, 1998, were for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the amount of the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each individual site, these liabilities are reviewed to reflect additional information as it becomes available.

The estimated liabilities do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or probable of recovery through negotiation or litigation.

Actual costs to be incurred at identified sites in the future may vary from the estimates, given the inherent uncertainties in evaluating environmental liabilities. Subject to the imprecision in estimating environmental remediation costs, Armstrong believes that any sum it may have to pay in connection with environmental matters in excess of the amounts noted above would not have a material adverse effect on its financial condition, liquidity or results of operations, although the recording of future costs may be material to earnings in such future period.

Employees

As of December 31, 1999, we had approximately 18,300 employees around the world, of whom approximately 6,600 are located outside of the United States. About 57% of our approximately 12,400 hourly or salaried production and maintenance employees in the United States are represented by labor unions.

Geographic Areas

See Item 8, Note 2 to Consolidated Financial Statements for financial information by geographic areas.

Our non-U.S. operations are subject to local government legislation involving restrictions on and transfers of investments, tariff restrictions, personnel administration, and other actions by foreign governments. In addition, consolidated earnings are subject to both U.S. and non-U.S. tax laws where those earnings originated outside of the U.S., and to the effects of currency fluctuations.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
-------------------------------------------------

(Cautionary Statements Under the Private Securities Litigation Reform Act of
1995)

Our disclosure and analysis in this report and in our 1999 Annual Report to Shareholders contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with discussions of future operating or financial performance. In particular, these include statements relating to future actions, prospective products, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

Any or all of our forward-looking statements in this report, in the 1999 Annual Report and in any other public statements we make may turn out to be wrong.
                                                  --- ---- --- -- -- -----
They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. However, you should consult any further disclosures we make on related subjects in our 10-Q, 8-K, 10-K or other reports filed with the SEC. Also note that we provide the following cautionary discussion of risks and uncertainties relevant to our businesses. These are some of the factors that we think could potentially cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect us. This discussion is provided in accordance with the Private Securities Litigation Reform Act of 1995.

 . Claims have been brought against us and our subsidiaries for various legal, environmental and tax matters. In particular, claims have been brought against us for alleged asbestos related personal injury and property damage. The ultimate outcome and impact of these claims could differ from the amounts recorded as liabilities on our balance sheet. Resolution of these cases affects cash flows, and future increases in the recorded liability could affect future results of operations. For more information on these matters, see the discussion of Legal Proceedings in Item 3 in this report.

 . Balancing investment to create future growth with the constraints of a price competitive market is a challenge. Our investments in research and development for future products could exceed corresponding sales growth.

 . Revenues and earnings could be affected by the level of success of new product introductions, as well as potential impacts from announced and potential future price increases for our exisiting products.

 . Much of our revenues and earnings are exposed to changes in foreign exchange rates. Almost one third of our revenues arise from international operations, and we expect that revenues and net income in 2000 will be affected by changes in exchange rates.

      Where practical, we try to reduce these effects by matching local currency revenues with costs and local currency assets with liabilities. We also manage foreign exchange risk with foreign currency forward contracts, and with purchased foreign currency options.
      We are subject to interest rate risk on our debt. However, we monitor interest rate trends and try to minimize the impact of rate changes. Due to our major acquisitions in 1998, and even after our debt reduction accomplishments since completion of the acquisitions, our debt level is higher than in prior years, and a good portion of it is financed through short term borrowings. A significant increase in interest rates would increase our borrowing costs.
      Notwithstanding our efforts to foresee and plan for the effects of changes in fiscal circumstances, we cannot predict with certainty all changes in currency and interest rates, inflation or other related factors affecting our businesses. For more information on these matters, see the discussion of Market Risk in Item 7A of this report.

 . International operations could be affected by changes in intellectual property legal protections and remedies, trade regulations, and procedures and actions affecting production, pricing and marketing of products, as well as by unstable governments and legal systems, intergovernmental disputes and possible nationalization.

 . Business combinations among our competitors could affect our competitive position in the hard surface floor covering, ceiling system and wood products businesses. Similarly, combinations or alliances among our major customers could increase their purchasing power in dealing with us. And, of course, if we ourselves should enter into one or more business combinations, our business, finances and capital structure could be affected.

 . Growth in costs and expenses, raw material price increases (for example increases in wood prices or in petroleum-based raw materials such as plasticizers or PVCs), energy cost increases, changes in distribution and product mix, and the impact of divestitures, restructuring and other unusual items that could result from evolving business strategies, and organizational restructuring could affect future results.

 . Revenues and earnings could be affected by various worldwide economic and political factors, including variations in residential and commercial building rates and economic growth rates in various areas of the world in which we do business. These factors could affect the end-use markets for our products in various parts of the world.

 . Revenues and earnings could be affected by the extent to which we successfully realize savings from the continued integration of our 1998 acquisitions of Triangle Pacific and DLW.

Item 2.  Properties
--------------------

Our world headquarters are in Lancaster, Pennsylvania. We own a 100 acre, multi-building campus comprising the site of our corporate headquarters, most operational headquarters, and our R&D operations. Altogether, our headquarters operations occupy over 986,000 square feet of floor space.

We produce and market our products and services throughout the world, owning and operating 58 manufacturing plants in 15 countries. Thirty-eight of these facilities are located throughout the United States. We also have an interest through joint ventures in 15 additional plants in 7 countries.

Floor covering products and adhesives are produced at 24 plants, with principal manufacturing facilities located in Pennsylvania, Illinois, Oklahoma, the U.K., and Germany. Building products are produced at 21 plants with principal facilities in Georgia, the Florida-Alabama Gulf Coast area, Pennsylvania, the U.K., and China. Wood products are produced at 16 plants, with principal facilities located in West Virginia, Tennessee and Pennsylvania. Insulation products are produced at 12 plants with principal facilities located in North Carolina and Germany.

Sales offices are leased and owned worldwide, and leased facilities are utilized to supplement Armstrong's owned warehousing facilities.

Productive capacity and the extent of utilization of our facilities are difficult to quantify with certainty because in any one facility, maximum capacity and utilization vary periodically depending upon the product that is being manufactured, and individual facilities manufacture multiple products. In this context, we estimate that the production facilities in each industry segment were effectively utilized during 1999 at 80% to 90% of overall productive capacity. Remaining productive capacity is sufficient to meet expected customer demands. We believe that our various facilities are adequate and suitable. Additional incremental investments in plant facilities are made as appropriate to balance capacity with anticipated demand, improve quality and service, and reduce costs.


Item 3.  Legal Proceedings
--------------------------

ASBESTOS-RELATED LITIGATION
Armstrong is a defendant in personal injury claims and property damage claims related to asbestos containing products.

PERSONAL INJURY CLAIMS
Nearly all claims seek general and punitive damages arising from alleged exposures, at various times, from World War II onward, to asbestos-containing products. Claims against Armstrong, which can involve allegations of negligence, strict liability, breach of warranty and conspiracy, primarily relate to Armstrong's involvement with asbestos-containing insulation products. Armstrong discontinued the sale of all such insulation products in 1969. In addition, other Armstrong products, such as gasket materials, have been named in some litigation. Claims may arise many years after first exposure to asbestos in light of the long latency period (up to 40 years) for asbestos-related injury. Product identification and determining exposure periods are difficult and uncertain. Armstrong believes that many current plaintiffs are unimpaired. Armstrong is involved in all stages of claims resolution and litigation, including individual trials, consolidated trials and appeals.

   Over the long history of asbestos litigation involving hundreds of companies, attention has been given by various parties to securing a comprehensive resolution of the litigation. In 1991, the Judicial Panel for Multidistrict Litigation ordered the transfer of federal cases to the Eastern District of Pennsylvania in Philadelphia for pretrial purposes. Armstrong supported this transfer. Some cases are periodically released for trial, although the issue of punitive damages is retained by the transferee court. That court has been instrumental in having the parties resolve large numbers of cases in various jurisdictions and has been receptive to different approaches to the resolution of claims. Claims filed in state courts have not been directly affected by the transfer.

Asbestos Claims Facility ("Facility") and Center for Claims Resolution
("Center")
The Facility was established to evaluate, settle, pay and defend all personal injury claims against member companies. Resolution and defense costs were allocated by formula. The Facility subsequently dissolved, and the Center was created in October 1988 by 21 former Facility members, including Armstrong. At December 31, 1999 there were 19 members of the Center. In January 2000, membership was reduced to 16 members. Insurance carriers, while not members, are represented ex officio on the Center's governing board and have agreed annually to provide a portion of the Center's operational costs. The Center adopted many of the conceptual features of the Facility and has addressed the claims in a manner consistent with the prompt, fair resolution of meritorious claims. Resolution and defense costs are allocated by formula to each of the member companies; adjustments over time have resulted in some increased share for Armstrong.

Amchem Settlement Class Action
Georgine v. Amchem ("Amchem") was a settlement class action filed in the Eastern District of Pennsylvania on January 15, 1993, that included essentially all future personal injury claims against members of the Center for Claims Resolution ("Center"), including Armstrong. It was designed to establish a nonlitigation system for the resolution of those claims, and offered a method for prompt compensation to claimants who were occupationally exposed to asbestos if they met certain exposure and medical criteria. Compensation amounts were derived from historical settlement data and no punitive damages were to be paid. The settlement was designed to, among other things, minimize transactional costs, including attorneys' fees; expedite compensation to claimants with qualifying claims; and relieve the courts of the burden of handling future claims.

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

Post Amchem Claim Developments
Armstrong is a defendant in approximately 175,600 pending personal injury claims as of December 31, 1999. During 1999, the Center received and verified approximately 51,000 claims naming Armstrong as a defendant (of which approximately 10,200 were received and verified in the fourth quarter).
   Armstrong continues to seek broad-based settlements of claims through the Center. The Center has recently reached agreements with several law firms that cover approximately 82,000 claims (or 41% of current claims) some of which are currently pending and some of which have yet to be filed. These agreements typically provide for multiyear payments for settlement of current claims and establish specific medical and other criteria for the settlement of future claims as well as annual limits on the number of claims that can be filed by these firms. These agreements also establish fixed settlement values for different asbestos-related medical conditions which are subject to periodic renegotiation over a period of 2 to 5 years. The plaintiff law firms are required to recommend settlements to their clients although future claimants are not legally obligated to accept the settlements. These agreements also provide for nominal payments to future claimants who are unimpaired but who are eligible for additional compensation if they develop a more serious asbestos-related illness. The Center can terminate an agreement with an individual law firm if a significant number of that firm's clients elect not to participate under the agreement. Negotiations with additional plaintiff law firms engaged in asbestos-related litigation that would resolve a substantial portion of the remaining pending claims are ongoing. The ultimate success and timing of those negotiations is uncertain.

Asbestos-Related Liability
In continually evaluating its estimated asbestos liability, Armstrong reviews, among other things, its recent and historical settlement amounts, the incidence of past and recent claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it and the status and results of broad-based settlement discussions. Based on this review, Armstrong has estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. Armstrong will continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable.

In the fourth quarter of 1999, Armstrong recorded a charge to increase its estimate of probable asbestos-related liability by $425.4 million. The revision in the estimated liability is attributable to many factors. The actual number of claims received in 1999 was higher than anticipated. Although we expect the number of claims to decrease in future years, we now expect that the total number of claims received will be higher than previously anticipated. Further, the Center has recently settled with some law firms at amounts higher than our original estimates pursuant to our broad-based settlement plan. In consideration of these factors, management has concluded that an increase in the estimated probable liability is required. Armstrong's estimate of such liability that is probable and estimable through 2005 ranges from $681.5 million to $1,337.9 million as of December 31, 1999. The range of probable and estimable liability reflects uncertainties in the number of future claims that will be filed, the outcome of the broad-based settlement negotiations and Armstrong's overall effective share of the Center's liabilities. Armstrong has concluded that no amount within that range is more likely than any other, and therefore has reflected $681.5 million as a liability in the consolidated financial statements in accordance with generally accepted accounting principles. Of this amount, management expects to incur asbestos liability payments of approximately $175.0 million over the next 12 months and has reflected $175.0 million as a current liability.

Armstrong's estimated range of liability is primarily based on known claims and an estimate of future claims that are likely to occur and can be reasonably estimated through 2005. This estimated range of liability assumes that the number of new claims filed annually will be less than the number filed in 1999. For claims that may be filed beyond 2005, management believes that the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, or the cost to resolve them. Accordingly, it is reasonably possible that the total exposure to personal injury claims may be greater than the estimated range of liability.

Although some settlements have already been reached, Armstrong is currently uncertain as to the ultimate success and timing of the remaining broad-based settlement discussions. However, if those discussions are unsuccessful or if unfavorable claims experiences continue, significant changes in the assumptions used in the estimate of Armstrong's liability may result. Those changes, if any, could lead to increases in the recorded liability. Because of the uncertainties related to the number of claims, the ultimate settlement amounts, and similar matters, it is extremely difficult to obtain reasonable estimates of the amount of the ultimate liability. As additional experience is gained regarding claims and such settlement discussions or other new information becomes available regarding the potential liability, Armstrong will reassess its potential liability and revise the estimates as appropriate.

Because, among other things, payment of the liability will extend over many years, management believes that the potential additional costs for claims, net of any potential insurance recoveries, will not have a material after-tax effect on the financial condition of Armstrong or its liquidity, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in a future period.

Codefendant Bankruptcies
Certain codefendant companies have filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. As a consequence, litigation against them (with some exceptions) has been stayed or restricted. Due to the uncertainties involved, the long-term effect of these proceedings on the litigation cannot be predicted.

Letters of Credit
As of December 31, 1999, Armstrong entered into $36.2 million of letters of credit to meet minimum collateral requirements established by the Center.

Property Damage Litigation
Armstrong is also one of many defendants in five pending claims as of December 31, 1999, that were filed by public and private building owners. These cases present allegations of damage to the plaintiffs' buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures, for removal and replacement of such products. Armstrong vigorously denies the validity of the allegations against it in these claims. These claims are not handled by the Center. Insurance coverage has been resolved and is expected to cover almost all costs of these claims.

Insurance Coverage
During relevant time periods, Armstrong purchased primary and excess insurance policies providing coverage for personal injury claims and property damage claims. Certain policies also provide coverage to ACandS, Inc., a former subsidiary of Armstrong. Armstrong and ACandS agreed to share certain coverage on a first-come first-served basis and to reserve for ACandS a certain amount of excess coverage.

Wellington Agreement
In 1985, Armstrong and 52 other companies (asbestos defendants and insurers) signed the Wellington Agreement. This Agreement settled disputes concerning personal injury insurance coverage with signatory carriers. It provides broad coverage for both defense and indemnity and applies to both products hazard and nonproducts (general liability) coverages. Armstrong has resolved most asbestos-related personal injury products hazard coverage matters with its solvent carriers through the Wellington Agreement or other settlements.

Insurance Recovery Proceedings
A substantial portion of Armstrong's primary and excess remaining insurance asset is nonproducts (general liability) insurance for personal injury claims including, among others, those that involve alleged exposure during Armstrong's installation of asbestos materials. An alternative dispute resolution ("ADR") procedure under the Wellington Agreement is under way against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to that coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and includes defense costs in addition to limits. The carriers have raised various defenses, including waiver, laches, statutes of limitations and contractual defenses. One primary carrier alleges that it is no longer bound by the Wellington Agreement, and another alleges that Armstrong agreed to limit its claims for nonproducts coverage against that carrier when the Wellington Agreement was signed. The ADR process is in the trial phase of binding arbitration. One insurer has taken the position that it is entitled to litigate in court certain issues in the ADR proceeding. During 1999, Armstrong received preliminary decisions in the initial phases of the trial proceeding of the ADR which were generally favorable to Armstrong on a number of issues related to insurance coverage. Because of the continuing ADR process and the possibilities for further proceedings on certain matters, Armstrong has not yet completely determined the financial implications of the decisions. Armstrong has entered into settlements with a number of the carriers resolving coverage issues.

Other proceedings against non-Wellington carriers may become necessary.

Insurance Asset
As with its estimated asbestos-related liability, Armstrong continually evaluates the probable insurance asset to be recorded. An insurance asset in the amount of $296.0 million is recorded as of December 31, 1999. Approximately $58.7 million was received in 1999 pursuant to existing settlements. The asset was also increased by $90.0 million in the fourth quarter of 1999 primarily as a result of insurance coverage in place related to the increase in the probable and estimable liability and recent settlements with certain carriers. Of the total insurance asset amount, approximately $78.3 million represents partial settlement for previous claims which will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.70%. The total amount recorded reflects Armstrong's belief in the availability of insurance in this amount, based upon Armstrong's success in insurance recoveries, recent settlement agreements that provide that coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. This insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process that is in the trial phase of binding arbitration. Depending on further progress of the ADR, and activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, Armstrong may revise its estimate and additional insurance assets may be recorded in a future period. Of the $296.0 million asset, $26.0 million has been recorded as a current asset reflecting management's estimate of the minimum insurance payments to be received in the next 12 months. However, the actual amount of payments to be received in the next 12 months could increase depending upon the nature and result of settlement discussions. Management estimates that the timing of future cash payments for the remainder of the recorded asset may extend beyond 10 years.

Cash Flow Impact
Armstrong paid $173.0 million for asbestos-related claims in 1999 compared to $101.5 million in 1998. Armstrong received $58.7 million in asbestos-related insurance recoveries in 1999 compared with $27.1 million in 1998. Armstrong currently expects to pay approximately $95.0 million to $115.0 million for asbestos-related claims and expenses in 2000, net of expected insurance recoveries and taxes.

CONCLUSION
In the fourth quarter of 1999, Armstrong recorded a net pretax charge of $335.4 million. This charge is the net of an increase in its estimated asbestos-related liability of $425.4 million and a $90.0 million increase in related insurance recoveries.

While some successful broad-based settlements have been reached with plaintiff law firms, Armstrong is uncertain as to the timing and number of any additional settlements to be reached.

Since many uncertainties exist surrounding asbestos litigation, Armstrong will continue to evaluate its asbestos-related estimated liability and corresponding estimated insurance recoveries asset as well as the underlying assumptions used to derive these amounts. The recorded liability and asset reflect the most recent available information as of this filing. However, it is reasonably possible that Armstrong's total exposure to personal injury claims may be greater than the recorded liability, and, accordingly future charges to income may be necessary. While Armstrong believes that potential future charges may be material to the periods in which they are taken, Armstrong does not believe the charges will have a material adverse effect on its financial position or liquidity.

ENVIRONMENTAL MATTERS
Most of Armstrong's manufacturing and certain of Armstrong's research facilities are affected by federal, state and local environmental laws. These laws relate to the discharge of materials or otherwise relate to the protection of the environment. Armstrong has made, and intends to continue to make, necessary expenditures for compliance with applicable laws. Armstrong incurred capital expenditures of approximately $5.5 million in 1999, $6.7 million in 1998 and $1.2 million in 1997 for environmental compliance and control facilities and anticipates annual expenditures for those purposes to continue within this range for the years 2000 and 2001. Armstrong does not anticipate that it will incur significant capital expenditures in order to meet the requirements of the Clean Air Act of 1990 and the final implementing regulations promulgated by various state agencies. Until all new regulatory requirements are known, uncertainty will remain regarding future estimates of capital expenditures.

As with many industrial companies, Armstrong is currently involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"), and similar state laws at approximately 22 sites. In most cases, Armstrong is one of many potentially responsible parties ("PRPs") who have voluntarily agreed to jointly fund the required investigation and remediation of each site. With regard to some sites, however, Armstrong disputes the liability, the proposed remedy or the proposed cost allocation among the PRPs. Armstrong may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies. Armstrong is also remediating environmental contamination resulting from past industrial activity at certain of its current and former plant sites.

Estimates of future liability are based on an evaluation of currently available facts regarding each individual site and consider factors including existing technology, presently enacted laws and regulations and prior company experience in remediation of contaminated sites. Although current law imposes joint and several liability on all parties at any Superfund site, Armstrong's contribution to the remediation of these sites is expected to be limited by the number of other companies also identified as potentially liable for site costs. As a result, Armstrong's estimated liability reflects only Armstrong's expected share. In determining the probability of contribution, Armstrong considers the solvency of the parties, whether responsibility is being disputed, the terms of any existing agreements and experience regarding similar matters.

Liabilities of $14.7 million at December 31, 1999, and $18.3 million at December 31, 1998, were for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the amount of the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each individual site, these liabilities are reviewed to reflect additional information as it becomes available.

The estimated liabilities do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or probable of recovery through negotiation or litigation.

Actual costs to be incurred at identified sites in the future may vary from the estimates, given the inherent uncertainties in evaluating environmental liabilities. Subject to the imprecision in estimating environmental remediation costs, Armstrong believes that any sum it may have to pay in connection with environmental matters in excess of the amounts noted above would not have a material adverse effect on its financial condition, liquidity or results of operations, although the recording of future costs may be material to earnings in such future period.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

Not applicable.


                                    PART II
                                    -------


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
Matters
-------

Armstrong's Common Stock is traded on the New York Stock Exchange, Inc., the Philadelphia Stock Exchange, Inc., and the Pacific Stock Exchange, Inc. As of March 1, 2000, there were approximately 6,500 holders of record of Armstrong's Common Stock.

During 1999, Armstrong issued a total of 2,400 shares of restricted Common Stock to nonemployee directors of Armstrong pursuant to Armstrong's Restricted Stock Plan for Nonemployee Directors. Given the small number of persons to whom these shares were issued, applicable restrictions on transfer and the information regarding Armstrong possessed by the directors, these shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended.



-------------------------------------------------------------------------------------------------------------------------
                                                                       First    Second    Third    Fourth    Total year
-------------------------------------------------------------------------------------------------------------------------
 Dividends per share of common stock                                    0.48      0.48      0.48      0.48          1.92
 Price range of common stock--high                                     64 5/16   59 11/16  60 7/8    45 1/8        64 5/16
 Price range of common stock--low                                      44 5/8    45        44 1/8    29            29
--------------------------------------------------------------------------------------------------------------------------
 Dividends per share of common stock                                    0.44      0.48     0.48      0.48          1.88
 Price range of common stock--high                                     87 7/8    90       68 3/8    70 1/4        90
 Price range of common stock--low                                      69 7/8    67 3/8   46 15/16  50 1/2        46 15/16
--------------------------------------------------------------------------------------------------------------------------

Item 6.  Selected Financial Data
---------------------------------

-------------------------------------------------------------------------------------------------------------------------
(Dollars in millions except for per-share data)   For year              1999       1998       1997      1996        1995
-------------------------------------------------------------------------------------------------------------------------
Net sales                                                             3,443.8    2,746.2     2,198.7   2,156.4    2,325.0
Cost of goods sold                                                    2,290.3    1,838.6     1,461.7   1,459.9    1,581.1
Total selling, general and administrative expenses and
  goodwill amortization                                                 708.5      532.7       385.3     413.2      457.0
Equity (earnings) loss from affiliates, net                             (16.8)     (13.8)       29.7     (19.1)      (6.2)
Reorganization and restructuring charges (reversals)                     (1.4)      74.6         --       46.5       71.8
Charge for asbestos liability, net                                      335.4       274.2        --        --         --
Loss from ceramic tile business formation/
  (gain) from sales of woodlands                                          --          --         --        --       177.2
Operating income (loss)                                                 127.8        39.9      322.0     255.9       44.1
Interest expense                                                        105.2        62.2       28.0      22.6       34.0
Other expense (income), net                                              (6.6)       (1.7)      (2.2)     (6.9)       1.9
Earnings (loss) from continuing businesses before
  income taxes                                                           29.2       (20.6)     296.2     240.2        8.2
Income tax expense (benefit)                                             14.9       (11.3)     111.2      75.4       (5.4)
Earnings (loss) from continuing businesses                               14.3        (9.3)     185.0     164.8       13.6
  As a percentage of sales                                                0.4%       -0.3%       8.4%      7.6%       0.6%
  As a percentage of average monthly assets (a)                           0.3%       -0.3%       9.0%      8.5%       0.7%
Earnings (loss) from continuing businesses


    applicable to common stock (b)                                       14.3        (9.3)     185.0     158.0       (0.7)
  Per common share -- basic (c)                                          0.36       (0.23)      4.55      4.04      (0.02)
  Per common share -- diluted (c)                                        0.36       (0.23)      4.50      3.82      (0.02)
Net earnings (loss)                                                      14.3        (9.3)     185.0     155.9      123.3
  As a percentage of sales                                                0.4%       -0.3%       8.4%      7.2%       5.3%
Net earnings (loss) applicable to common stock (b)                       14.3        (9.3)     185.0     149.1      109.0
  As a percentage of average shareholders' equity                         1.8%       -1.2%      22.3%     19.6%      15.0%
  Per common share -- basic (c)                                           0.36      (0.23)      4.55      3.81       2.94
  Per common share -- diluted (c)                                         0.36      (0.23)      4.50      3.61       2.68
Dividends declared per share of common stock                              1.92       1.88       1.72      1.56       1.40
Capital expenditures                                                     195.2      184.3      160.5     228.0      182.7
Aggregate cost of acquisitions                                             3.8    1,175.7        4.2        --       20.7
Total depreciation and amortization                                      169.2      142.7      132.7     123.7      123.1
Average number of employees -- continuing businesses                    18,419     13,881     10,643    10,572     13,433
Average number of common shares outstanding (millions)                    39.9       39.8       40.6      39.1       37.1
--------------------------------------------------------------------------------------------------------------------------
Year-end position
Working capital -- continuing businesses                                 244.9        367.8    128.5     243.5      346.8
Net property, plant and equipment -- continuing businesses             1,439.1      1,502.0    972.2     964.0      878.2
Total assets                                                           4,164.5      4,273.2  2,375.5   2,135.6    2,149.8
Net long-term debt                                                     1,412.9      1,562.8    223.1     219.4      188.3
Total debt as a percentage of total capital (d)                           71.2         73.1%    39.2%     37.2%      38.5%
Shareholders' equity                                                     679.2        709.7    810.6     790.0      775.0
Book value per share of common stock                                     16.87        17.57    20.20     19.19      20.10
Number of shareholders (e)                                               6,515        6,868    7,137     7,424      7,084
Common shares outstanding (millions)                                      40.3         39.8     40.1      41.2       36.9
Market value per common share                                           33 3/8      60 5/16   74 3/4    69 1/2         62
--------------------------------------------------------------------------------------------------------------------------

Notes:

(a) Assets exclude insurance recoveries for asbestos-related liabilities.

(b) After deducting preferred dividend requirements and adding the tax benefits for unallocated preferred shares.

(c) See definition of basic and diluted earnings per share on page 39.

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

Beginning in 1998, consolidated results include Armstrong's acquisitions of Triangle Pacific and DLW.


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
--------------


MANAGEMENT'S DISCUSSION AND ANALYSIS

1999 COMPARED WITH 1998

DIVESTITURES
On May 28, 1999, Armstrong sold DLW Aktiengesellschaft's ("DLW") furniture business for total cash proceeds of $38.1 million. Armstrong acquired this business as part of the acquisition of DLW in the third quarter of 1998 and had classified the business as held for sale. There was no gain or loss on the transaction.

On June 22, 1999, Armstrong sold its interest in the assets of Martin Surfacing, Inc. Armstrong acquired this interest as part of its acquisition of DLW during the third quarter of 1998. There was no material gain or loss on the transaction.

On June 30, 1999, Armstrong sold 65% of its ownership in Armstrong Industrial Specialties, Inc. ("AISI"), its gasket products subsidiary, to a group of investors including Citicorp Venture Capital Ltd. and the management of AISI for a cash purchase price of approximately $36.1 million. The sale resulted in a gain of approximately $6.0 million, or $0.15 per share, which was recorded in other income.

On September 30, 1999, Armstrong completed the sale of its Textile Products Operations to Day International Group, Inc. The sale resulted in a pretax loss of $5.0 million ($3.2 million after tax, or $0.08 per diluted share) which was recorded in other income.

FINANCING
On March 16, 1999, Armstrong filed a shelf registration statement for $1 billion of combined debt and equity securities. On May 19, 1999, Armstrong completed an offering under the shelf registration statement of $200 million aggregate principal amount of 7.45% Senior Notes due 2029. The net proceeds from this offering were used to repay other indebtedness of Armstrong.

On October 21, 1999, Armstrong renewed a bank credit facility for $450 million that expires in 364 days and cancelled a $300 million line of credit which was due to expire in 2001. Armstrong also has a $450 million line of credit which expires in 2003. There were no borrowings under these facilities at December 31, 1999.

FINANCIAL CONDITION
As shown on the Consolidated Balance Sheets on page 36, Armstrong had cash and cash equivalents of $35.6 million at December 31, 1999, compared with $38.2 million recorded at the end of 1998. The ratio of current assets to current liabilities was 1.31 to 1 as of December 31, 1999, compared with 1.49 to 1 as of December 31, 1998.

Long-term debt, excluding Armstrong's guarantee of an ESOP loan, decreased $149.9 million in 1999. At December 31, 1999, long-term debt of $1,412.9 million, or 60.0 percent of total capital, compared with $1,562.8 million, or
59.3 percent of total capital, at the end of 1998. At December 31, 1999, and December 31, 1998, ratios of total debt (including Armstrong's guarantee of an ESOP loan) as a percent of total capital were 71.2 percent and 73.1 percent, respectively.

As shown on the Consolidated Statements of Cash Flows on page 37, net cash provided by operating activities for the year ended December 31, 1999, was $344.2 million compared with $240.8 million in 1998. The increase is due to changes in working capital components, primarily an increase in accounts payable and accrued expenses.

Net cash used for investing activities was $62.0 million for the year ended December 31, 1999, compared with $1,198.3 million in 1998. The decrease was primarily due to expenditures for acquisitions in 1998 and the proceeds from the sales of businesses in 1999.

Net cash used for financing activities was $281.9 million for the year ended December 31, 1999, compared with net cash provided by financing activities of $937.3 million in 1998. The decrease was primarily due to the $202.1 million net reduction of debt during 1999 compared to the $1,039.5 million net increase in debt during 1998.

On October 15, 1999, Armstrong's ceiling grid joint venture with Worthington Industries, WAVE, made a $25 million payment to each partner. Armstrong applied the proceeds to debt reduction.

Armstrong is constantly evaluating its various business units and may from time to time dispose of, or restructure, those units. Armstrong is currently at different levels of divestiture discussions and evaluations related to three of its business units: insulation, floor installation products and its European carpet business. The anticipated after-tax proceeds from these divestitures is estimated to be $350 million to $450 million. See Divestitures section for discussion of businesses sold during 1999.

                                    [GRAPH]

ASBESTOS-RELATED LITIGATION
Armstrong is involved in significant asbestos-related litigation which is described more fully in Note 26 on pages 52-54 and which should be read in connection with this discussion and analysis. Armstrong is a defendant in approximately 175,600 pending personal injury claims as of December 31, 1999. During 1999, the Center for Claims Resolution ("Center") received and verified approximately 51,000 claims naming Armstrong as a defendant (of which approximately 10,200 were received and verified in the fourth quarter).

Armstrong continues to seek broad-based settlements of claims through the Center. The Center has recently reached agreements with several law firms that cover approximately 82,000 claims (or 41% of current claims) some of which are currently pending, and some of which have yet to be filed. These agreements typically provide for multiyear payments for settlement of current claims and establish specific medical and other criteria for the settlement of future claims as well as annual limits on the number of claims that can be filed by these firms. These agreements also establish specific settlement values for different asbestos-related medical conditions which are subject to periodic renegotiation over a period of 2 to 5 years. The plaintiff law firms are required to recommend settlements to their clients although future claimants are not legally obligated to accept the settlements. These agreements also provide for nominal payments to future claimants who are unimpaired but who are eligible for additional compensation if they develop a more serious asbestos-related illness. The Center can terminate an agreement with an individual law firm if a significant number of that firm's clients elect not to participate under the agreement. Negotiations with additional plaintiff law firms engaged in asbestos-related litigation that would resolve a substantial portion of the remaining pending claims are ongoing. The ultimate success and timing of those negotiations is uncertain.

In continually evaluating its estimated asbestos liability, Armstrong reviews, among other things, its recent and historical settlement amounts, the incidence of past and recent claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it and the status and results of broad-based settlement discussions. Based on this review, Armstrong has estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. Armstrong will continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable.

In the fourth quarter of 1999, Armstrong recorded a charge to increase its estimate of probable asbestos-related liability by $425.4 million. The revision in the estimated liability is attributable to many factors. The actual number of claims received in 1999 was higher than anticipated. Although we expect the number of claims to decrease in future years, we now expect that the total number of claims received will be higher than previously anticipated. Further, the Center has recently settled with some law firms at amounts higher than our original estimates pursuant to our broad-based settlement plan. In consideration of these factors, management has concluded that an increase in the estimated probable liability is required. Armstrong's estimate of such liability that is probable and estimable through 2005 ranges from $681.5 million to $1,337.9 million as of December 31, 1999. The range of probable and estimable liability reflects uncertainties in the number of future claims that will be filed, the outcome of the broad-based settlement negotiations and Armstrong's overall effective share of the Center's liabilities. Armstrong has concluded that no amount within that range is more likely than any other, and therefore has reflected $681.5 million as a liability in the consolidated financial statements in accordance with generally accepted accounting principles. Of this amount, management expects to incur asbestos liability payments of approximately $175.0 million over the next 12 months and has reflected $175.0 million as a current liability.

Armstrong's estimated range of liability is primarily based on known claims and an estimate of future claims that are likely to occur and can be reasonably estimated through 2005. This estimated range of liability assumes that the number of new claims filed annually will be less than the number filed in 1999. For claims that may be filed beyond 2005, management believes that the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, or the cost to resolve them. Accordingly, it is reasonably possible that the total exposure to personal injury claims may be greater than the estimated range of liability. Because of the uncertainties related to the number of claims, the ultimate settlement amounts, and similar matters, it is extremely difficult to obtain reasonable estimates of the amount of the ultimate liability. As additional experience is gained regarding claims and such settlement discussions or other new information becomes available regarding the potential liability, Armstrong will reassess its potential liability and revise the estimates as appropriate.

Although some settlements have already been reached, Armstrong is currently uncertain as to the ultimate success and timing of the remaining broad-based settlement discussions. However, if those discussions are unsuccessful or if unfavorable claims experiences continue, significant changes in the assumptions used in the estimate of Armstrong's liability may result. Those changes, if any, could lead to increases in the recorded liability.

Because, among other things, payment of the liability will extend over many years, management believes that the potential additional costs for claims, net of any potential insurance recoveries, will not have a material after-tax effect on the financial condition of Armstrong or its liquidity, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in a future period.
   As with its estimated asbestos-related liability, Armstrong continually evaluates the probable insurance asset to be recorded. An insurance asset in the amount of $296.0 million is recorded as of December 31, 1999. Approximately $58.7 million was received in 1999 pursuant to existing settlements. The asset was also increased by $90.0 million in the fourth quarter of 1999 primarily as a result of insurance coverage in place related to the increase in the probable and estimable liability and recent settlements with certain carriers. Of the total insurance asset amount, approximately $78.3 million represents partial settlement for previous claims which will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.70%. The total amount recorded reflects Armstrong's belief in the availability of insurance in this amount, based upon Armstrong's success in insurance recoveries, recent settlement agreements that provide that coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. This insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the Alternative Dispute Resolution ("ADR") process that is in the trial phase of binding arbitration. Depending on further progress of the ADR, and activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, Armstrong may revise its estimate and additional insurance assets may be recorded in a future period. Of the $296.0 million asset, $26.0 million has been recorded as a current asset reflecting management's estimate of the minimum insurance payments to be received in the next 12 months. However, the actual amount of payments to be received in the next 12 months could increase depending upon the nature and result of settlement discussions. Management estimates that the timing of future cash payments for the remainder of the recorded asset may extend beyond 10 years.

Armstrong paid $173.0 million for asbestos-related claims in 1999 compared to $101.5 million in 1998. Armstrong received $58.7 million in asbestos-related insurance recoveries in 1999 compared with $27.1 million in 1998. Armstrong currently expects to pay approximately $95.0 million to $115.0 million for asbestos-related claims and expenses in 2000, net of expected insurance recoveries and taxes.

Since many uncertainties exist surrounding asbestos litigation, Armstrong will continue to evaluate its asbestos-related estimated liability and corresponding estimated insurance recoveries asset as well as the underlying assumptions used to derive these amounts. The recorded liability and asset reflect the most recent available information as of this filing. However, it is reasonably possible that Armstrong's total exposure to personal injury claims may be greater than the recorded liability and, accordingly, future charges to income may be necessary. While Armstrong believes that potential future charges may be material to the periods in which they are taken, Armstrong does not believe the charges will have a material adverse effect on its financial position or liquidity.

CONSOLIDATED RESULTS
Net sales in 1999 of $3.44 billion were 25.4% higher when compared with net sales of $2.75 billion in 1998. Triangle Pacific contributed $822.6 million and $346.0 million of sales in 1999 and 1998 respectively, while DLW contributed $513.1 million and $193.0 million during the same periods.

Excluding these recent acquisitions, Armstrong sales of $2,108.1 million were $99.1 million, or 4.5%, below prior year of which $45.4 million related to the absence of gasket and textile sales, following the sale of those units in 1999. Floor coverings sales decreased 4.0%; Insulation products sales declined 1.9%; and Building products sales were down 0.6%. Further excluding the impact of the gaskets and textiles divestitures, Americas sales growth of 1.1% was offset by the European sales decline of 11.1% and the Pacific Area sales decline of 1.9%.

Armstrong reported net earnings of $14.3 million, or $0.36 per share, compared to a net loss of $9.3 million, or $0.23 per share in 1998. The 1999 and 1998 results include net after-tax charges of $218.0 million and $178.2 million, respectively, for increases in the estimated liability for asbestos-related claims, and the 1998 results include after-tax charges of $48.5 million for reorganization charges.

Cost of goods sold in 1999 was 66.5% of sales, lower than cost of goods sold of 67.0% in 1998. Excluding the effect of recent acquisitions, Armstrong's cost of goods sold was 63.5% in 1999 compared to 65.9% in 1998, due to cost reductions, manufacturing efficiencies and lower raw material costs.

Selling, general and administrative (SG&A) expenses in 1999 were $683.0 million, or 19.8% of sales. In 1998, SG&A expenses were $522.0 million, or 19.0% of sales.

Equity earnings from affiliates of $16.8 million improved $3.0 million reflecting primarily an improvement in the WAVE grid joint venture and the equity method accounting of AISI for the post sale period in 1999.

Goodwill amortization was $25.5 million for 1999 compared to $10.7 million in 1998 due to a full year of amortization related to the Triangle Pacific and DLW acquisitions.

Interest expense of $105.2 million in 1999 was higher than interest expense of $62.2 million in 1998 due to higher levels of short- and long-term debt due to a full year of acquisition related debt.

Other income includes a gain of $6.0 million on the divestiture of 65% of AISI and a loss of $5.0 million on the divestiture of Textile Products. Other income also reflects proceeds from the settlement of various legal actions totaling $3 million and a gain of $2.6 million resulting from the receipt of cash and stock in connection with the demutualization of an insurance company with whom Armstrong has company-owned life insurance policies and other items.

Armstrong's 1999 effective tax rate, excluding the effects of the asbestos charge, was 36.3% which was affected by nondeductible goodwill amortization. Armstrong's 1998 tax benefit was generated by the charge for the increase in asbestos liability, cost reduction and reorganization charges, and a tax benefit associated with the gain on the sale of the Dal-Tile shares, partially offset by the nondeductibility of goodwill.

INDUSTRY SEGMENT RESULTS

FLOOR COVERINGS
Worldwide floor coverings sales in 1999 of $1,593.0 million included sales of $513.1 million from DLW. Excluding DLW, sales were $1,079.9 million, or 4.0% below last year. Sales in the Americas were essentially flat versus 1998 as increased sales of commercial tile, installation products, and laminate were almost offset by declines of residential tile and residential and commercial sheet. The residential sheet decline was primarily due to lower sales in the manufactured homes channel and Canada. Sales in the traditional retail channel increased on higher unit volumes and improved product mix resulting from the success of new product introductions. Both residential and commercial channels experienced competitive pricing pressures during the year. European sales were 24.3% below prior year reflecting weak economic conditions and residential pricing pressure resulting from excess capacity and the lack of business in Russia. Pacific area sales were 2.0% ahead of last year.

                                    [GRAPH]




                                    [GRAPH]



Operating income of $217.4 million in 1999 compared to $176.5 million in 1998, excluding reorganization charges and reversals. Higher operating margins were primarily due to implementation of actions related to the 1998 cost reduction activities, lower raw material and other costs, an improved mix of residential sheet products. Additionally, operating results include $4.8 million for insurance settlements for past product claims, net of inventory write-offs mostly offset by $3.3 million of costs associated with changes in the production location for some product lines. The impact of changes in employee compensation policies resulted in a net benefit of $3.0 million.

Outlook
Sales in 2000 are expected to increase modestly due to a better mix and new products in the Americas in sheet flooring and laminates. European sales are anticipated to be slightly higher than 1999 due to some economic recovery. Operating income should remain stable as significant raw material price increases will offset most of the sales increases.

BUILDING PRODUCTS
Building products sales of $752.1 million compared to $756.8 million in 1998 as strong performance from the U.S. commercial business was offset by lower European sales and price pressure across most markets.

Operating income of $119.7 million compared to $116.6 million in 1998, excluding reorganization charges and reversals. The operating income increase reflected the impact of 1998 cost reduction activities and lower raw material and other costs. Results from Armstrong's WAVE grid joint venture with Worthington Industries continue to be strong, showing a 13% improvement over 1998.

Outlook
Sales in 2000 are expected to increase modestly in the Americas and Europe primarily due to anticipated volume and price increases. Operating income should increase in 2000 as higher volume offsets increasing manufacturing and SG&A costs.

WOOD PRODUCTS
Wood products sales of $822.6 million compared to $346.0 million in 1998. The increase is primarily due to a full year's sales in 1999 compared with about 5 months of sales in 1998 following the acquisition of Triangle Pacific.

Operating income of $85.0 million compared to $38.6 million from the date of acquisition in 1998.

On a comparable basis, sales and operating income for Triangle Pacific in 1999 were approximately 14.5% and 16.1% above the respective amounts reported by Triangle Pacific in 1998.

Outlook
Sales in 2000 are expected to increase significantly through a combination of volume and price increases. Although it is anticipated that lumber cost increases will exceed sales price increases, operating income should increase from the leveraging of sales over indirect operating costs.

INSULATION PRODUCTS
Sales of $225.7 million decreased from $230.0 million in 1998. Sales in Europe declined 5.5% while the Americas increased 11.6%. Operating income of $45.7 million decreased from $46.3 million in 1998, excluding reorganization charges, primarily due to lower sales.

Outlook
Modest sales volume growth is expected despite continuing price pressure. Operating income should remain close to the 1999 amount as the overall margins will be negatively impacted by lower prices and inflationary cost increases. Armstrong continues to pursue divestiture strategies for this business.

ALL OTHER
Sales reported in this segment comprise gasket materials and textile mill supplies. As discussed previously, Armstrong sold the textiles business and 65% of the gaskets business during 1999. Sales of $50.4 million decreased 47% compared to 1998. Operating income of $6.0 million compared with $9.1 million in 1998, excluding reorganization charges.

GEOGRAPHIC AREAS
Net sales in the Americas in 1999 were $2.39 billion, compared to $1.92 billion recorded in 1998. The increase in sales to customers in the United States and Canada was primarily due to a full year of Triangle Pacific sales. Net sales in Europe in 1999 were $905.8 million, compared to $699.3 million in 1998. Additional sales from DLW were somewhat offset by lower sales to Eastern Europe. Sales to the Pacific area and other foreign countries of $143.1 million were higher than sales of $124.9 million in 1998.

Long-lived assets in the Americas in 1999 were $1.00 billion compared to $1.01 billion in 1998. Long-lived assets in Europe in 1999 were $401.3 million compared to $451.7 million in 1998. The decrease primarily relates to currency exchange rate effects on German assets. Long-lived assets in the Pacific area in 1999 were $41.3 million compared to $41.2 million in 1998.

MARKET RISK
Armstrong is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices that could impact its results of operations and financial condition. Armstrong uses financial instruments, including fixed and variable rate debt, as well as swap, forward and option contracts to finance its operations and to hedge interest rate, currency and commodity exposures. Swap, forward and option contracts are entered into for periods consistent with underlying exposure and do not constitute positions independent of those exposures. Armstrong uses derivative financial instruments as risk management tools and not for speculative trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage Armstrong's exposure to nonperformance on such instruments.

INTEREST RATE SENSITIVITY
The table below provides information about Armstrong's long-term debt obligations as of December 31, 1999, and December 31, 1998. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents, which is Armstrong's reporting currency.

---------------------------------------------------------------------------------------
Expected
maturity date                                                          After
($ millions)      1999     2000     2001     2002     2003     2004     2004     Total
---------------------------------------------------------------------------------------
                             As of December 31, 1999
---------------------------------------------------------------------------------------
Long-term debt:
 Fixed rate         --    $31.1     $8.7     $0.8   $202.1     $1.3   $729.5    $973.5
 Avg. interest
  rate              --     7.73%    8.66%    7.23%    6.36%    3.51%    7.48%     7.26%
---------------------------------------------------------------------------------------
 Variable rate      --     $5.0     $2.0       --   $450.0       --    $18.5    $475.5
 Avg. interest
  rate              --     7.65%    7.65%      --     6.20%      --     4.89%     6.17%
---------------------------------------------------------------------------------------
Expected
maturity date                                                 After
($ millions)      1999     2000     2001     2002     2003     2003              Total
---------------------------------------------------------------------------------------
                             As of December 31, 1998
---------------------------------------------------------------------------------------
Long-term debt:
 Fixed rate      $28.9    $46.2   $ 29.7     $5.5   $206.5   $507.9             $824.7
 Avg. interest
  rate            5.19%    6.38%    5.46%    6.42%    6.36%    7.50%              6.99%
---------------------------------------------------------------------------------------
 Variable rate   $ 4.0    $ 5.0   $302.0       --   $450.0   $ 10.0             $771.0
 Avg. interest
  rate             7.0%     7.0%    5.71%      --     5.90%    4.00%              5.81%
---------------------------------------------------------------------------------------

   Armstrong manages its ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost effective manner, Armstrong, from time to time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed-upon notional amounts. In order to maintain the ratio of fixed to floating rate debt which management believes is appropriate, Armstrong entered into $150 million of interest rate swaps during 1999. Armstrong receives fixed rates and pays floating rates on these swaps. Details of outstanding swaps as of December 31, 1999 are as follows:

--------------------------------------------------------------------------------
Maturity Date     Notional         Pays        Receives      Market
($ millions)       Amount                                    Value
--------------------------------------------------------------------------------
Aug. 15, 2005      $100.0       3 mo. LIBOR      6.26%       ($3.5)
Aug. 15, 2003        50.0       3 mo. LIBOR      6.54%       ($0.6)
--------------------------------------------------------------------------------
Total              $150.0       3 mo. LIBOR      6.35%       ($4.1)
--------------------------------------------------------------------------------


EXCHANGE RATE SENSITIVITY
Armstrong manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. To a large extent, Armstrong's global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency revenues are offset by foreign currency expenses. At December 31, 1999, Armstrong's major foreign currency exposures are to the Canadian dollar, the Euro and the British pound.

Armstrong uses foreign currency forward exchange contracts and purchased options to reduce its exposure to the risk that the eventual net cash inflows and outflows, resulting from the sale of product to foreign customers and purchases from foreign suppliers, will be adversely affected by changes in exchange rates. These derivative instruments are used for firmly committed or forecasted transactions. These transactions allow Armstrong to further reduce its overall exposure to exchange rate movements, since the gains and losses on these contracts offset losses and gains on the transactions being hedged.

Armstrong also uses foreign currency forward exchange contracts to hedge exposures created by cross-currency inter-company loans.

The table below details Armstrong's outstanding currency instruments, all of which mature before December 2000.

--------------------------------------------------------------------------------
Notional Amount (millions)         December 31, 1999       December 31, 1998
--------------------------------------------------------------------------------
 Forward Contracts                      $ 309.8                 $ 507.5
 Purchased Options                          8.3                      --
--------------------------------------------------------------------------------
Fair Value (millions)
--------------------------------------------------------------------------------
 Forward Contracts                         $8.9                    $6.4
 Purchased Options                          0.2                      --
--------------------------------------------------------------------------------

COMMODITY PRICE SENSITIVITY
Armstrong purchases natural gas for use in the manufacture of ceiling tiles and, as a result, is exposed to movements in the price of natural gas. Armstrong has a policy of minimizing cost volatility by purchasing natural gas swap contracts. The table below provides information about Armstrong's natural gas swap contracts that are sensitive to changes in commodity prices. Notional amounts are in millions of Btu's (MMBtu) and weighted average contract prices. All contracts mature in or before December 2000.

--------------------------------------------------------------------------------
On Balance Sheet Commodity
Related Derivatives                        1999         2000           Total
--------------------------------------------------------------------------------
                             As of December 31, 1999
--------------------------------------------------------------------------------
Swap contracts (long):
  Contract amounts (MMBtu)                   --      950,000         950,000
  Weighted average price ($/MMBtu)           --        $2.43           $2.43
--------------------------------------------------------------------------------
                             As of December 31, 1998
--------------------------------------------------------------------------------
Swap contracts (long):
  Contract amounts (MMBtu)            2,350,000      250,000       2,600,000
  Weighted average price ($/MMBtu)        $2.15        $2.41           $2.17
--------------------------------------------------------------------------------

YEAR 2000 ACTIVITIES
As described in the Form 10-Q for the quarter ended September 30, 1999, Armstrong had developed plans to address potential exposures of its computer systems related to the year 2000. Since entering the year 2000, Armstrong has not experienced any significant disruptions to its business nor is it aware of any significant year 2000-related disruptions impacting its customers and suppliers. Furthermore, Armstrong did not experience any material impact on inventories at calendar year end. Armstrong will continue to monitor its systems and operations until it is reasonably assured that no significant business interruptions will occur as a result of any year 2000 issues.

Total costs of the year 2000 project were $19.8 million with no significant additional expense expected in 2000.

NEW ACCOUNTING PRONOUNCEMENTS
In September 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In May 1999, the FASB delayed the effective date of this statement to fiscal quarters of fiscal years beginning after June 15, 2000. Armstrong is currently analyzing the impact of this statement but the adoption of this statement is not expected to materially impact Armstrong's consolidated results, financial condition or long-term liquidity.

Beginning in the first quarter of 1999, Armstrong adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." The adoption of this statement did not materially impact Armstrong's consolidated results, financial condition or long-term liquidity.

1998 COMPARED WITH 1997

ACQUISITIONS
On July 22, 1998, Armstrong completed its acquisition of Triangle Pacific Corp. ("Triangle Pacific"). Triangle Pacific is a leading U.S. manufacturer of hardwood flooring and other flooring and related products and a substantial manufacturer of kitchen and bathroom cabinets. The acquisition, recorded under the purchase method of accounting, included the purchase of outstanding shares of common stock of Triangle Pacific at $55.50 per share which, plus acquisition costs, resulted in a total purchase price of $911.5 million. The purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on fair market value at the date of acquisition. The balance of $831.1 million was recorded as goodwill and is being amortized over forty years on a straight-line basis. During 1999, purchase price adjustments increased goodwill by $5.3 million.

Effective August 31, 1998, Armstrong acquired approximately 93% of the total share capital of DLW Aktiengesellschaft ("DLW"), a leading flooring manufacturer in Germany. The acquisition, recorded under the purchase method of accounting, included the purchase of 93% of the total share capital of DLW which, plus acquisition costs, resulted in a total purchase price of $289.9 million. During 1999, Armstrong increased its ownership percentage of DLW to approximately 96%. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on fair market value at the date of acquisition, while the balance of $117.2 million was recorded as goodwill and is being amortized over forty years on a straight-line basis. During 1999, purchase price adjustments increased goodwill by $5.2 million. In this purchase price allocation, $49.6 million was allocated to the estimable net realizable value of DLW's furniture business and of a carpet manufacturing business in the Netherlands which Armstrong identified as businesses held for sale. Earnings in these businesses, which have been excluded from Armstrong's operating results, were $0.4 million in 1998. Interest costs of $1.1 million were allocated to these businesses in 1998.

The operating results of these acquired businesses have been included in the Consolidated Statements of Earnings from the dates of acquisition. Triangle Pacific results are included in Armstrong's wood products segment and DLW results are included in Armstrong's floor coverings segment.

FINANCIAL CONDITION
As shown on the Consolidated Statements of Cash Flows on page 37, net cash provided by operating activities for the year ended December 31, 1998, was $240.8 million compared with $240.4 million in 1997.

Net cash used for investing activities was $1,198.3 million for the year ended December 31, 1998, compared with $146.6 million in 1997. The increase was primarily due to expenditures for acquisitions and was partially offset by the sale of Armstrong's investment in Dal-Tile.

Net cash provided by financing activities was $937.3 million for the year ended December 31, 1998, primarily due to the commercial paper issuance and the three public debt offerings mentioned above. In the prior year, net cash used for financing activities, including a net reduction in debt and the repurchase of common shares, was $98.6 million.

Under plans approved by Armstrong's Board of Directors for the repurchase of
5.5 million shares of common stock, Armstrong had repurchased approximately 4,017,000 shares through June 30, 1998. In June 1998, Armstrong halted open market purchases of its common shares upon the announcement of its intent to purchase Triangle Pacific and DLW.

CONSOLIDATED RESULTS
Net sales in 1998 of $2.75 billion were 24.9% higher when compared with net sales of $2.20 billion in 1997. Triangle Pacific contributed $346.0 million of sales and DLW $193.0 million of sales to Armstrong's business sales figure before acquisitions of $2.21 billion.

Sales were affected unfavorably by economic developments in emerging markets. For Armstrong's business before acquisitions, sales increased less than 1% in each of floor coverings, building products and insulation products. Pacific area sales were 13.5% below 1997, although insulation products increased both domestic sales and exports from its Panyu, China, plant. In Europe, despite a cessation of sales to Russia in August by all business units, floor coverings increased sales to other customers including those in Eastern Europe. In total, emerging market turmoil reduced 1998 sales by an estimated $14.7 million versus last year, with over three-quarters of this total from lower Russian sales.

Armstrong reported a net loss of $9.3 million, or $0.23 per share, including losses of $1.2 million related to Triangle Pacific and $2.8 million related to DLW as well as after-tax charges of $178.2 million for an increase in the estimated liability for asbestos-related claims and $48.5 million for cost savings and reorganization. These results compare to net earnings of $185.0 million, or $4.50 per diluted share, in 1997.

Cost of goods sold in 1998 was 67.0% of sales, higher than cost of goods sold of 66.5% in 1997. The change reflected required purchase price accounting adjustments related to Triangle Pacific and DLW. Armstrong's pre-acquisition business had a cost of goods sold of 65.9% in 1998 due to manufacturing efficiencies and lower raw material costs. The cost of goods sold also benefited from several efficiency and policy savings related to the implementation of the SAP Corporate Enterprise System, including a change in vacation policy resulting in a $5.2 million benefit in the fourth quarter.

Selling, general and administrative (SG&A) expenses in 1998 were $522.0 million, or 19% of sales, primarily reflecting higher advertising costs. In 1997, SG&A expenses were $383.5 million, or 17.4% of sales.

In the fourth-quarter 1998, a noncash pretax charge of $274.2 million, or $178.2 million after tax, was recorded for an increase in the estimated liability for asbestos-related claims. This change primarily arose from a greater-than-anticipated increase in personal injury filings since the Amchem class settlement was invalidated in 1997, Armstrong's assessment of future claims and recent settlements with plaintiffs' counsels. Armstrong also recognized cost reduction and reorganization charges of $65.6 million, or $42.6 million after tax. This charge encompassed severance and enhanced retirement benefits related to the termination of more than 650 positions, approximately 75% of which were salaried positions. In addition, Armstrong recorded an estimated loss of $9.0 million related to redundant flooring products machinery and equipment held for disposal. Reorganization actions include corporate and business unit staff reductions reflecting reorganization of engineering, research and development and product styling and design; realignment of support activities in connection with implementation of a new corporate logistics and financial software system; changes to production processes in Armstrong's Lancaster flooring plant; and elimination of redundant positions in formation of a new combined business organization for Floor Products, Corporate Retail Accounts and Installation Products. Approximately $28.6 million of the pretax amount is for cash expenditures for severance which will occur over the next 12 months. The remainder is a noncash charge for enhanced retirement benefits. Management believes that anticipated savings from the reorganization should permit recovery of these charges in approximately two years. Severance payments of $10.4 million in 1998 were made for the elimination of 209 positions related to 1996 and 1998 restructuring and reorganization actions.

Interest expense of $62.2 million in 1998 was higher than interest expense of $28.0 million in 1997 due to higher levels of short- and long-term debt used to finance acquisitions.

Armstrong's 1998 tax benefit was generated by the charge for the increase in asbestos liability, cost reduction and reorganization charges, and a tax benefit associated with the gain on the sale of the Dal-Tile shares, partially offset by the nondeductibility of goodwill in Armstrong's reported earnings.

INDUSTRY SEGMENT RESULTS

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

Operating income of $176.5 million in 1998, which excluded cost reduction and reorganization charges of $53.5 million and included a loss related to DLW of $0.7 million, compared to $186.5 million in 1997. Lower operating margins were due to pricing pressure in North America, an unfavorable product mix, and higher advertising expenses only partially offset by lower raw material and other costs. The cost reduction and reorganization charges of $53.5 million relate to reductions of hourly and salaried staff in the U.S. and foreign operations and changes to production processes in Armstrong's Lancaster flooring plant.

BUILDING PRODUCTS
Building products sales of $756.8 million were slightly higher than the $754.5 million in 1997, as strong sales in the U.S. commercial segments and a favorable mix were offset by weakness in emerging markets, principally Russia and the Pacific area, down 29.4% compared to 1997.

Operating income of $116.6 million, which excluded cost reduction and reorganization charges of $10.1 million, compared to $122.3 million in 1997. The operating income decline reflected weaker performance by the business's metal and soft fiber joint ventures in Europe and lower volumes to emerging markets, partially offset by lower raw material and other costs. Results from Armstrong's WAVE grid joint venture with Worthington Industries continue to be strong, showing an 11% improvement over 1997. The cost reduction and reorganization charges of $10.1 million relate to reductions of hourly and salaried staff in the U.S. and foreign operations.

WOOD PRODUCTS
This segment contributed $346.0 million to sales for the period from July 22, 1998, from which time Triangle Pacific's results were consolidated in Armstrong's financial statements. Sales for Triangle Pacific in 1998, although approximately 11% ahead of sales reported by Triangle Pacific in the comparable period in 1997, reflected competitive pricing pressures created by falling lumber prices and imported products.

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

GEOGRAPHIC AREAS
Net sales in the Americas in 1998 were $1.92 billion, compared to $1.52 billion recorded in 1997. The increase in sales to customers in the United States and Canada was primarily due to the addition of Triangle Pacific sales. For Armstrong's pre-acquisition business, sales growth continued to be strong in the U.S. home center channel. Net sales in Europe in 1998 were $699.3 million, compared to $548.5 million in 1997. Additional sales from DLW were somewhat offset by lower sales to Eastern Europe, most notably Russia. Sales to Scandinavian countries have continued to grow, reflecting increased sales from the Swedish flooring and ceiling joint ventures. Sales to the Pacific area and other foreign countries of $124.9 million were slightly below sales of $132.1 million in 1997.

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
-------------------------------------------------------------------

(See pages 26 to 28 under Item 7 above.)

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

ARMSTRONG WORLD INDUSTRIES, INC. AND SUBSIDIARIES

                   Index to Financial Statements and Schedule

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

Consolidated Financial Statements

   Consolidated Balance Sheets as of December 31, 1999 and 1998

   Consolidated Statements of Earnings for the Years Ended December 31, 1999, 1998, and 1997

   Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998, and 1997

   Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1999, 1998, and 1997

   Notes to Consolidated Financial Statements

Financial Statement Schedule

   Schedule II - Valuation and Qualifying Reserves


The following additional financial data should be read in conjunction with the financial statements. Schedules not included with this additional data have been omitted because they are not applicable or the required information is presented in the financial statements or the financial review.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------------
(millions except for per-share data)                                         First     Second       Third     Fourth  Total year
----------------------------------------------------------------------------------------------------------------------------------
1999    Net sales                                                          $ 829.1    $ 883.0     $ 903.8    $ 827.9    $3,443.8
        Gross profit                                                         275.3      307.3       315.4      255.5     1,153.5
        Net earnings (loss)                                                   48.3       72.8        71.7     (178.5)       14.3
        Per share of common stock:
                Basic:  Net earnings (loss)                                   1.21       1.83        1.80      (4.46)       0.36
                Diluted:  Net earnings (loss)                                 1.20       1.81        1.78      (4.46)       0.36
        Dividends per share of common stock                                   0.48       0.48        0.48       0.48        1.92
        Price range of common stock--high                                    64 5/16    59 11/16    60 7/8     45 1/8      64 5/16
        Price range of common stock--low                                     44 5/8     45          44 1/8     29          29
-----------------------------------------------------------------------------------------------------------------------------------
1998    Net sales                                                          $ 543.1    $ 555.6     $ 821.6    $ 825.9    $2,746.2
        Gross profit                                                         180.4      193.8       271.9      261.5       907.6
        Net earnings (loss)                                                   46.5       56.1        61.5     (173.4)       (9.3)
        Per share of common stock:
                Basic:  Net earnings (loss)                                   1.17       1.41        1.55      (4.36)      (0.23)
                Diluted:  Net earnings (loss)                                 1.15       1.38        1.53      (4.36)      (0.23)
        Dividends per share of common stock                                   0.44       0.48        0.48       0.48        1.88
        Price range of common stock--high                                    87 7/8     90          68 3/8     70 1/4      90
        Price range of common stock--low                                     69 7/8     67 3/8      46 15/16   50 1/2      46 15/16
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

Note: The sum of the quarterly earnings per-share data does not equal the total year amounts due to changes in the average shares outstanding and, for diluted data, the exclusion of the antidilutive effect in certain quarters. The increase in sales and net earnings from the second to the third quarter in 1998 reflects the Triangle Pacific and DLW acquisitions.


FOURTH QUARTER 1999 COMPARED
WITH FOURTH QUARTER 1998

Net sales of $827.9 million increased from sales of $825.9 million in the fourth quarter of 1998. Excluding the divestitures of the gaskets and textiles businesses, sales increased 3.5%. Wood products sales increased 15.7%. Floor coverings sales increased 1.8% as strong growth in sales to the Americas was offset by slower sales to emerging markets and competitive price pressures in Western Europe. Building products sales decreased 2.3% due to weaker unit volume in all major channels and lower pricing due to competitive pressures.

   An operating loss of $251.6 million compared to an operating loss of $254.0 million in the fourth quarter of 1998. Noncash pretax net charges of $335.4 million and $274.2 million were recorded in the fourth quarter of 1999 and 1998, respectively, for increases in the estimated liability net of the corresponding insurance asset for asbestos-related claims. An additional 1998 pretax charge of $74.6 million related primarily to reorganization of corporate and business unit staff positions. In 1999, $1.4 million of the 1998 pretax charge was reversed, related to severance accruals that were no longer necessary.

   For the fourth quarter, the cost of goods sold was 69.1% of sales compared to 68.3% in 1998. Excluding the acquisitions, Armstrong's cost of goods sold was 65.0% of sales, or 2.8 percentage points better than 1998, driven primarily by significant cost reductions in floor coverings and building products primarily arising from 1998's cost reduction activities.

   Other income includes a $1.5 million reduction of the gain on the second quarter sale of the gaskets business and a $0.7 million reduction of the loss on the third quarter sale of Textile Products. Other income also reflects proceeds from the settlement of various legal actions totaling $3 million, net of other items.

   Armstrong's effective tax rate in the fourth quarter of 1999 was (35.3)% compared to an effective tax rate of (36.6)% in the fourth quarter of 1998.

   A net loss of $178.5 million or $4.46 per diluted share compared to a net loss of $173.4 million or $4.36 per diluted share in fourth quarter 1998.

CONSOLIDATED STATEMENTS OF EARNINGS


Millions except for per-share data           Years ended December 31      1999      1998      1997
---------------------------------------------------------------------------------------------------
Net sales                                                             $3,443.8  $2,746.2  $2,198.7
Cost of goods sold                                                     2,290.3   1,838.6   1,461.7
---------------------------------------------------------------------------------------------------
Gross profit                                                           1,153.5     907.6     737.0
Selling, general and administrative expenses                             683.0     522.0     383.5
Equity (earnings) loss from affiliates, net                              (16.8)    (13.8)     29.7
Reorganization charges (reversals)                                        (1.4)     74.6        --
Charge for asbestos liability, net                                       335.4     274.2        --
Goodwill amortization                                                     25.5      10.7       1.8
---------------------------------------------------------------------------------------------------
Operating income                                                         127.8      39.9     322.0
Interest expense                                                         105.2      62.2      28.0
Other income, net                                                         (6.6)     (1.7)     (2.2)
---------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                                       29.2     (20.6)    296.2
Income tax expense (benefit)                                              14.9     (11.3)    111.2
---------------------------------------------------------------------------------------------------
Net earnings (loss)                                                   $   14.3  $   (9.3) $  185.0
===================================================================================================

Net earnings (loss) per share of common stock:
  Basic                                                               $   0.36  $  (0.23) $   4.55
===================================================================================================
  Diluted                                                             $   0.36  $  (0.23) $   4.50
===================================================================================================

The Notes to Consolidated Financial Statements, pages 39-54, are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS


Millions except for numbers of shares and per-share data      As of December 31          1999       1998
---------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                          $   35.6   $   38.2
  Accounts and notes receivable
    (less allowance for discounts and losses: 1999--$47.9; 1998--$49.8)                 436.0      440.4
  Inventories                                                                           429.7      465.1
  Deferred income taxes                                                                  40.6       43.2
  Net assets of businesses held for sale                                                  2.2       55.9
  Other current assets                                                                   85.8       78.3
---------------------------------------------------------------------------------------------------------
    Total current assets                                                              1,029.9    1,121.1
---------------------------------------------------------------------------------------------------------
Property, plant and equipment
    (less accumulated depreciation and amortization: 1999--$1,213.0; 1998--$1,121.9)  1,439.1    1,502.0
Insurance for asbestos-related liabilities, noncurrent                                  270.0      248.8
Investment in affiliates                                                                 34.2       41.8
Goodwill, net                                                                           935.1      965.4
Other intangibles, net                                                                   56.6       63.2
Other noncurrent assets                                                                 399.6      330.9
---------------------------------------------------------------------------------------------------------
Total assets                                                                         $4,164.5   $4,273.2
=========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                                                    $   70.9   $  149.9
  Current installments of long-term debt                                                 36.1       32.9
  Accounts payable and accrued expenses                                                 670.7      544.8
  Income taxes                                                                            7.3       25.7
---------------------------------------------------------------------------------------------------------
    Total current liabilities                                                           785.0      753.3
---------------------------------------------------------------------------------------------------------
Long-term debt, less current installments                                             1,412.9    1,562.8
Employee Stock Ownership Plan (ESOP) loan guarantee                                     155.3      178.6
Deferred income taxes                                                                    62.0      107.6
Postretirement and postemployment benefit liabilities                                   245.2      249.0
Pension benefit liabilities                                                             200.2      235.5
Asbestos-related long-term liabilities, noncurrent                                      506.5      344.8
Other long-term liabilities                                                             106.4      115.8
Minority interest in subsidiaries                                                        11.8       16.1
---------------------------------------------------------------------------------------------------------
    Total noncurrent liabilities                                                      2,700.3    2,810.2
---------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Common stock, $1 par value per share
    Authorized 200 million shares; issued 51,878,910 shares                              51.9       51.9
  Capital in excess of par value                                                        176.4      173.0
  Reduction for ESOP loan guarantee                                                    (190.3)    (199.1)
  Retained earnings                                                                   1,196.2    1,257.0
  Accumulated other comprehensive loss                                                  (16.5)     (25.4)
---------------------------------------------------------------------------------------------------------
                                                                                      1,217.7    1,257.4
---------------------------------------------------------------------------------------------------------
  Less common stock in treasury, at cost:
    1999--11,628,705 shares; 1998--11,856,721 shares                                    538.5      547.7
---------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                          679.2      709.7
---------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                           $4,164.5   $4,273.2
=========================================================================================================

The Notes to Consolidated Financial Statements, pages 39-54, are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Millions                         Years ended December 31                    1999      1998      1997
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings (loss)                                                   $   14.3  $   (9.3) $  185.0
  Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
    Depreciation and amortization                                          169.2     142.7     132.7
    Deferred income taxes                                                  (38.3)    (27.9)     24.2
    Equity (earnings) loss from affiliates, net                            (16.8)    (13.8)     29.7
    Gain on sale of business, net                                           (1.0)       --        --
    Gain on sale of investment in affiliates                                  --     (12.8)       --
    Reorganization charges (reversals)                                      (1.4)     74.6        --
    Reorganization and restructuring payments                              (16.9)    (11.2)    (18.6)
    Payments for asbestos-related claims, net of recoveries               (114.4)    (74.4)    (41.4)
    Charge for asbestos liability                                          335.4     274.2        --
    Changes in operating assets and liabilities net of effects of reorganizations, restructuring, acquisitions and dispositions:
     (Increase) decrease in receivables                                    (22.1)      3.5     (40.8)
     (Increase) decrease in inventories                                     (9.9)     44.4     (12.8)
     (Increase) decrease in other current assets                            29.3     (28.2)     10.5
     Increase in other noncurrent assets                                   (54.4)   (112.0)    (69.0)
     Increase (decrease) in accounts payable and accrued expenses           86.7     (19.4)     16.6
     Increase (decrease) in income taxes payable                           (18.5)     (2.7)     11.5
     Increase in other long-term liabilities                                12.1      26.0      23.2
  Other, net                                                                (9.1)    (12.9)    (10.4)
-----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                  344.2     240.8     240.4
-----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property, plant and equipment                              (183.6)   (159.7)   (141.7)
  Investment in computer software                                          (11.6)    (24.6)    (18.8)
  Proceeds from sales of businesses                                         88.3        --        --
  Proceeds from sale of land and facilities                                  7.9       2.7      24.3
  Acquisitions, net of cash acquired                                        (3.8) (1,175.7)     (4.2)
  Distributions from equity affiliates                                      40.8      11.4       6.2
  Investment in affiliates                                                    --     147.6     (12.4)
-----------------------------------------------------------------------------------------------------
Net cash used for investing activities                                     (62.0) (1,198.3)   (146.6)
-----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Increase (decrease) in short-term debt                                   (69.7)     24.2      69.3
  Issuance of long-term debt                                               200.0   1,293.9       7.2
  Reduction of long-term debt                                             (332.4)   (278.6)    (17.0)
  Cash dividends paid                                                      (76.9)    (75.3)    (70.0)
  Purchase of common stock for the treasury, net                            (1.3)    (31.8)    (89.2)
  Proceeds from exercised stock options                                      1.2       7.9       7.9
  Other, net                                                                (2.8)     (3.0)     (6.8)
-----------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                      (281.9)    937.3     (98.6)
-----------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                (2.9)      0.5      (2.7)
-----------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                               $   (2.6) $  (19.7) $   (7.5)
=====================================================================================================
Cash and cash equivalents at beginning of year                          $   38.2  $   57.9  $   65.4
=====================================================================================================
Cash and cash equivalents at end of year                                $   35.6  $   38.2  $   57.9
=====================================================================================================

The Notes to Consolidated Financial Statements, pages 39-54, are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


Millions except for per-share data             Years ended December 31          1999             1998                1997
----------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK, $1 PAR VALUE:
Balance at beginning and end of year                                        $   51.9         $   51.9            $   51.9
==================================================================================================================================

CAPITAL IN EXCESS OF PAR VALUE:
Balance at beginning of year                                                $  173.0         $  169.5            $  169.5
Stock issuances and other                                                        3.4              3.5                  --
----------------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                      $  176.4         $  173.0            $  169.5
==================================================================================================================================

REDUCTION FOR ESOP LOAN GUARANTEE:
Balance at beginning of year                                                $ (199.1)        $ (207.7)           $ (217.4)
Principal paid                                                                  23.3             23.2                19.6
Loans to ESOP                                                                  (12.8)           (10.1)               (5.5)
Interest on loans to ESOP                                                       (1.3)            (0.8)               (0.3)
Accrued compensation                                                            (0.4)            (3.7)               (4.1)
----------------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                      $ (190.3)        $ (199.1)           $ (207.7)
==================================================================================================================================

RETAINED EARNINGS:
Balance at beginning of year                                                $1,257.0         $1,339.6            $1,222.6
Net earnings (loss) for year                                                    14.3 $14.3       (9.3) $ (9.3)      185.0 $185.0
Tax benefit on dividends paid on
 unallocated ESOP common shares                                                  1.8              2.0                 2.0
----------------------------------------------------------------------------------------------------------------------------------
  Less: Common stock dividends (per share):
    $1.92 in 1999; $1.88 in 1998; $1.72 in 1997                                 76.9             75.3                70.0
----------------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                      $1,196.2         $1,257.0            $1,339.6
==================================================================================================================================

ACCUMULATED OTHER COMPREHENSIVE
 INCOME (LOSS):
Balance at beginning of year                                                $  (25.4)        $  (16.2)           $    9.9
Foreign currency translation adjustments
 and hedging activities                                                         (3.4)            (7.0)              (19.1)
Minimum pension liability adjustments                                           12.3             (2.2)               (7.0)
----------------------------------------------------------------------------------------------------------------------------------
Total other comprehensive income (loss)                                          8.9 $ 8.9       (9.2) $ (9.2)      (26.1) $(26.1)
----------------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                      $  (16.5)        $  (25.4)           $  (16.2)
==================================================================================================================================
COMPREHENSIVE INCOME (LOSS)                                                          $23.2             $(18.5)             $158.9
----------------------------------------------------------------------------------------------------------------------------------

LESS TREASURY STOCK AT COST:
Balance at beginning of year                                                $  547.7         $  526.5            $  446.5
Stock purchases                                                                  1.3             31.8                89.2
Stock issuance activity, net                                                   (10.5)           (10.6)               (9.2)
----------------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                      $  538.5         $  547.7            $  526.5
----------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                  $  679.2         $  709.7            $  810.6
==================================================================================================================================

The Notes to Consolidated Financial Statements, pages 39-54, are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates. These financial statements are prepared in accordance with
----------------
generally accepted accounting principles and include management estimates and judgments, where appropriate. Actual results may differ from these estimates.

Consolidation Policy. The consolidated financial statements and accompanying
--------------------
data in this report include the accounts of the parent Armstrong World Industries, Inc., and its domestic and foreign subsidiaries. All significant intercompany transactions have been eliminated from the consolidated financial statements. Certain prior year amounts have been reclassified to conform with the current year presentation.

Revenue Recognition. Armstrong records revenue from the sale of products and the
-------------------
related accounts receivable as title transfers, generally on the date of shipment. Provision is made for estimated applicable discounts and losses.

Earnings per Common Share. Basic earnings per share are computed by dividing the
-------------------------
earnings by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share reflect the potential dilution of securities that could share in earnings.

Advertising Costs. Armstrong recognizes advertising expenses as they are
-----------------
incurred.

Pension and Postretirement Benefits. Armstrong has plans that provide for
-----------------------------------
pension, medical and life insurance benefits to certain eligible employees when they retire from active service. Generally, Armstrong's practice is to fund the actuarially determined current service costs and the amounts necessary to amortize prior service obligations over periods ranging up to 30 years, but not in excess of the funding limitations.

Taxes. Deferred tax assets and liabilities are recognized using enacted tax
-----
rates for expected future tax consequences of events recognized in the financial statements or tax returns. The tax benefit for dividends paid on unallocated shares of stock held by an ESOP is recognized in shareholders' equity.

Cash and Cash Equivalents. Short-term investments that have maturities of three
-------------------------
months or less when purchased are considered to be cash equivalents.

Inventories. Inventories are valued at the lower of cost or market.
-----------
Approximately 43% of inventories at December 31, 1999 are valued using the last in, first out (LIFO) method. Other inventories are determined on a first in, first out (FIFO) method.

Long-Lived Assets. Property, plant and equipment values are stated at
-----------------
acquisition cost less accumulated depreciation and amortization. Depreciation charges for financial reporting purposes are determined on the straight-line basis at rates calculated to provide for the retirement of assets at the end of their useful lives as follows: buildings, 20 to 40 years; machinery and equipment, 3 to 15 years. Impairment losses are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. When assets are disposed of or retired, their costs and related depreciation are removed from the books, and any resulting gains or losses normally are reflected in "Selling, general and administrative expenses."

   Costs of the construction of certain long-term assets include capitalized interest which is amortized over the estimated useful life of the related asset. Capitalized interest was $4.3 million in 1999, $5.8 million in 1998 and $1.8 million in 1997.

Goodwill and Other Intangibles. Goodwill and other intangibles are amortized on
------------------------------
a straight-line basis. Goodwill is amortized over periods up to 40 years while other intangibles are amortized over periods up to 7 years. On a periodic basis, Armstrong estimates the future undiscounted cash flows of the businesses to which goodwill relates in order to ensure that the carrying value of goodwill and other intangibles has not been impaired.

Financial Instruments and Derivatives. Armstrong uses derivatives and other
-------------------------------------
financial instruments to diversify or offset the effect of currency, interest rate and commodity price variability.

   Armstrong may enter into foreign currency forward contracts to offset the effect of exchange rate changes on cash flow exposures denominated in foreign currencies. Such exposures include firm commitments with third parties and intercompany financial transactions.

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

   Armstrong may enter into interest rate swap agreements to alter the interest rate risk profile of outstanding debt, thus altering Armstrong's exposure to changes in interest rates. In these swaps, Armstrong agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to a notional principal amount. Any differences paid or received on interest rate swap agreements, when terminated, are recognized as adjustments to interest expense over the life of associated debt.

   Armstrong continuously monitors developments in the capital markets and only enters into currency and swap transactions with established counterparties having investment-grade ratings. Exposure to individual counterparties is controlled, and thus Armstrong considers the risk of counterparty default to be negligible.

NOTE 2. NATURE OF OPERATIONS

INDUSTRY SEGMENTS

------------------------------------------------------------------------------------------------------------------
                                                 For year ended 1999
------------------------------------------------------------------------------------------------------------------
                                                 Floor      Building     Wood     Insulation     All
(millions)                                     coverings    products   products    products     other      Totals
------------------------------------------------------------------------------------------------------------------
Net sales to external customers                 $1,593.0     $752.1    $  822.6     $225.7      $50.4    $3,443.8
Intersegment sales                                   2.7         --          --         --       20.7        23.4
Equity (earnings) loss from affiliates               0.1      (16.1)         --         --       (0.8)      (16.8)
Segment operating income                           217.4      119.7        85.0       45.7        6.0       473.8
Reorganization and restructuring reversals          (1.1)      (0.3)         --         --         --        (1.4)
Segment assets                                   1,477.6      535.1     1,308.0      155.8       16.0     3,492.5
Depreciation and amortization                       74.7       34.1        36.1       10.8        2.8       158.5
Equity investment                                    3.3       14.9          --         --       16.0        34.2
Capital additions                                   79.9       45.5        41.5        9.1        2.7       178.7
------------------------------------------------------------------------------------------------------------------
                                                 For year ended 1998
------------------------------------------------------------------------------------------------------------------
                                                 Floor      Building     Wood     Insulation     All
(millions)                                     coverings    products   products    products     other      Totals
------------------------------------------------------------------------------------------------------------------
Net sales to external customers                 $1,317.6     $756.8    $  346.0     $230.0      $95.8    $2,746.2
Intersegment sales                                    --         --          --         --       39.5        39.5
Equity (earnings) loss from affiliates               0.2      (14.2)         --         --        0.2       (13.8)
Segment operating income                           176.5      116.6        38.6       46.3        9.1       387.1
Reorganization charges                              53.5       10.1          --        0.2        1.9        65.7
Segment assets                                   1,359.5      550.1     1,279.0      172.0       67.6     3,428.2
Depreciation and amortization                       63.6       39.2        15.3       12.1        7.2       137.4
Equity investment                                    2.2       39.6          --         --         --        41.8
Capital additions                                   93.6       42.5        12.4       11.3        5.9       165.7
------------------------------------------------------------------------------------------------------------------
                                                 For year ended 1997
------------------------------------------------------------------------------------------------------------------
                                                 Floor      Building     Wood     Insulation     All
(millions)                                     coverings    products   products    products     other      Totals
------------------------------------------------------------------------------------------------------------------
Net sales to external customers                 $1,116.0     $754.5    $     --     $228.4      $99.8    $2,198.7
Intersegment sales                                    --         --          --         --       35.8        35.8
Equity (earnings) loss from affiliates               0.2      (12.9)         --         --       42.4        29.7
Segment operating income (loss)                    186.5      122.3          --       45.4       (2.6)      351.6
Segment assets                                     713.8      554.9          --      165.1      219.2     1,653.0
Depreciation and amortization                       65.5       37.5          --       12.0        9.6       124.6
Equity investment                                    2.5       36.7          --         --      135.7       174.9
Capital additions                                   76.6       54.4          --       13.4        3.1       147.5
------------------------------------------------------------------------------------------------------------------

   Segment information has been prepared in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." Segments were determined based on products and services provided by each segment. Accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance of the segments is evaluated on operating income before income taxes, excluding reorganization and restructuring charges, unusual gains and losses, and interest expense. Armstrong accounts for intersegment sales and transfers as if the sales or transfers were to third parties at current market prices.

   The floor coverings segment includes resilient flooring, adhesives, installation and maintenance materials and accessories sold to commercial and residential customers through wholesalers, retailers and contractors. To reduce interchannel conflict, distinctive resilient flooring products have been introduced to allow exclusive product offerings by our customers. Raw materials, especially plasticizers and resins, are a significant cost of resilient flooring products. Armstrong has no influence on the worldwide market prices of these materials and thus is subject to cost changes.

   The building products segment includes commercial and residential ceiling systems. Grid products, manufactured through Armstrong's WAVE joint venture with Worthington Industries, have become an important part of this business worldwide. Earnings from this joint venture are included in this segment's operating income and in "Equity Earnings from Affiliates" (see "Equity Investments" note on page 43). The major sales activity in this segment is commercial ceiling systems sold to resale distributors and contractors worldwide, with European sales having a significant impact. Ceiling systems for the residential home segment are sold through wholesalers and retailers, mainly in the United States. Through a joint venture with a Chinese partner, a plant in Shanghai manufactures ceilings for the Pacific area.

   The wood products segment is composed of Triangle Pacific Corp., a wholly owned subsidiary, a leading manufacturer of consumer wood products including hardwood flooring and cabinets. Products in this segment are used primarily in residential new construction and remodeling and commercial applications such as retail stores and restaurants. Approximately 35% of sales are from new construction which is more cyclical than remodeling activity. Triangle Pacific manufactures hardwood flooring under the brand names of Bruce, Hartco and Robbins while cabinets are manufactured under the brand names of Bruce and IXL.

   The insulation products segment includes flexible pipe insulation used in construction and in original equipment manufacturing. Sales are primarily in Europe, with Germany having the largest concentration due to its regulatory requirements. Strong competition exists in insulation since there are minimal barriers to entry into this market.

   During most of 1999, "all other" included business units making a variety of specialty products for the building, automotive, textile and other industries worldwide. Gasket materials are sold for new and replacement use in automotive, construction and farm equipment, appliance, small engine and compressor industries. On June 30, 1999, Armstrong sold 65% of the gaskets business. Since the divestiture, Armstrong has accounted for the gaskets business under the equity method within the "all other" segment. Textile mill supplies, including cots and aprons, are sold to equipment manufacturers and textile mills. On September 30, 1999, Armstrong sold the textiles business. From 1997 to 1998, Armstrong owned an equity interest in Dal-Tile International Inc. ("Dal-Tile"), whose ceramic tile products are sold through home centers, Dal-Tile sales service centers and independent distributors. In 1998, Armstrong sold its interest in Dal-Tile.

   During 1999, Armstrong recognized revenue of approximately $348 million from The Home Depot, Inc., from sales in the floor coverings, building products, wood products and insulation products segments.

   The table below provides a reconciliation of segment information to total consolidated information.

--------------------------------------------------------------------------------
(millions)                                        1999        1998         1997
--------------------------------------------------------------------------------
Net sales:
  Total segment sales                         $3,443.8    $2,746.2     $2,198.7
  Intersegment sales                              23.4        39.5         35.8
  Elimination of intersegment sales              (23.4)      (39.5)       (35.8)
--------------------------------------------------------------------------------
Total consolidated sales                      $3,443.8    $2,746.2     $2,198.7
================================================================================
Operating income:
  Total segment operating income              $  473.8    $  387.1     $  351.6
  Segment reorganization and
    restructuring (charges) reversals              1.4       (65.7)          --
  Corporate reorganization charges                  --        (8.9)          --
  Dal-Tile charge                                   --          --        (29.7)
  Asbestos liability charge                     (335.4)     (274.2)          --
  Unallocated corporate (expense) income         (12.0)        1.6          0.1
--------------------------------------------------------------------------------
Total consolidated operating income           $  127.8    $   39.9     $  322.0
================================================================================
Assets:
  Total assets for reportable segments        $3,492.5    $3,428.2     $1,653.0
  Assets not assigned to business segments       672.0       845.0        722.5
--------------------------------------------------------------------------------
Total consolidated assets                     $4,164.5    $4,273.2     $2,375.5
================================================================================
Other significant items:
  Depreciation and amortization expense:
    Segment totals                            $  158.5    $  137.4     $  124.6
    Unallocated corporate depreciation
     and amortization expense                     10.7         5.3          8.1
--------------------------------------------------------------------------------
Total consolidated depreciation and
  amortization expense                        $  169.2    $  142.7     $  132.7
--------------------------------------------------------------------------------
  Capital additions:
    Segment totals                            $  178.7    $  165.7     $  147.5
    Unallocated corporate capital additions       16.5        18.6         13.0
--------------------------------------------------------------------------------
Total consolidated capital additions          $  195.2    $  184.3     $  160.5
================================================================================

GEOGRAPHIC AREAS
--------------------------------------------------------------------------------
Net trade sales (millions)                        1999        1998         1997
--------------------------------------------------------------------------------
Americas:
    United States                             $2,246.8    $1,803.2     $1,412.2
    Canada                                       119.0        98.6         89.3
    Other Americas                                29.1        20.2         16.6
--------------------------------------------------------------------------------
  Total Americas                              $2,394.9    $1,922.0     $1,518.1
================================================================================
Europe:
    Germany                                   $  291.3    $  182.5     $  110.2
    England                                      144.1       142.5        130.3
    France                                        90.1        65.9         53.1
    Netherlands                                  101.4        57.0         33.1
    Other Europe                                 278.9       251.4        221.8
--------------------------------------------------------------------------------
  Total Europe                                $  905.8    $  699.3     $  548.5
================================================================================
Pacific area:
    China                                     $   33.1    $   35.5     $   26.1
    Australia                                     30.1        28.5         30.5
    Other Pacific area                            79.9        60.9         75.5
--------------------------------------------------------------------------------
  Total Pacific area                          $  143.1    $  124.9     $  132.1
================================================================================
Total net trade sales                         $3,443.8    $2,746.2     $2,198.7
================================================================================

    Sales are attributed to countries based on location of customer.

--------------------------------------------------------------------------------
Long-lived assets at December 31 (millions)       1999        1998         1997
--------------------------------------------------------------------------------
Americas:
    United States                             $  980.3    $  991.9     $  746.3
    Canada                                        16.1        17.1         20.5
    Other Americas                                 0.1         0.1          0.1
--------------------------------------------------------------------------------
  Total Americas                              $  996.5    $1,009.1     $  766.9
================================================================================
Europe:
    Germany                                   $  227.0    $  270.3     $   47.7
    England                                       52.7        52.7         54.7
    Netherlands                                   45.6        42.3         13.0
    Belgium                                       27.3        34.5           --
    France                                        13.8        15.9         15.1
    Sweden                                        15.2        14.2         11.3
    Other Europe                                  19.7        21.8         21.3
--------------------------------------------------------------------------------
  Total Europe                                $  401.3    $  451.7     $  163.1
================================================================================
Pacific area:
   China                                      $   33.7    $   34.0     $   34.0
   Other Pacific area                              7.6         7.2          8.2
--------------------------------------------------------------------------------
  Total Pacific area                          $   41.3    $   41.2     $   42.2
--------------------------------------------------------------------------------
Total long-lived assets                       $1,439.1    $1,502.0     $  972.2
================================================================================

NOTE 3. ACQUISITIONS

On July 22, 1998, Armstrong completed its acquisition of Triangle Pacific Corp. ("Triangle Pacific"), a Delaware corporation. Triangle Pacific is a leading U.S. manufacturer of hardwood flooring and other flooring and related products and a substantial manufacturer of kitchen and bathroom cabinets. The acquisition, recorded under the purchase method of accounting, resulted in a total purchase price of $911.5 million. The purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition. The balance of $831.1 million was recorded as goodwill and is being amortized over forty years on a straight-line basis. During 1999, purchase price adjustments increased goodwill by $5.3 million.

   Effective August 31, 1998, Armstrong acquired approximately 93% of the total share capital of DLW Aktiengesellschaft ("DLW"), a corporation organized under the laws of the Federal Republic of Germany. DLW is a leading flooring manufacturer in Germany. The acquisition, recorded under the purchase method of accounting, resulted in a total purchase price of $289.9 million. During 1999, Armstrong increased its ownership percentage in DLW to approximately 96%. A portion of the purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition while the balance of $117.2 million was recorded as goodwill and is being amortized over forty years on a straight-line basis. During 1999, purchase price adjustments increased goodwill by $5.2 million. In this purchase price allocation, $49.6 million was allocated to the estimable net realizable value of DLW's furniture business and a carpet manufacturing business in the Netherlands, which Armstrong identified as businesses held for sale. In May 1999, Armstrong sold the DLW furniture business for $38.1 million. The remaining business held for sale, a Dutch carpet manufacturing company, remained unsold at December 31, 1999. Armstrong still intends to dispose of this business, but has consolidated the results of operations from September 1, 1999. The net book value of this business as of December 31, 1999 is $2.2 million.

   The table below reflects the adjustment to the carrying value of the businesses held for sale relating to interest allocation, profits, cash flow and the impact of sale proceeds in 1999 and 1998.

--------------------------------------------------------------------------------
(millions)                                                     1999        1998
--------------------------------------------------------------------------------
Carrying value at January 1, 1999 and
August 31, 1998                                               $55.9       $49.6
  Interest allocated                                            1.0         1.1
  Adjustment to estimated sales proceeds                       (9.1)         --
  Effect of exchange rate change                               (4.9)        2.8
  Losses excluded from consolidated earnings                   (1.5)       (0.4)
  Cash flows funded by parent                                  (1.1)        2.8
  Proceeds from sale                                          (38.1)         --
--------------------------------------------------------------------------------
Carrying value at December 31                                 $ 2.2       $55.9
================================================================================

   The operating results of these acquired businesses have been included in the Consolidated Statements of Earnings from the dates of acquisition. Triangle Pacific's fiscal year ends on the Saturday closest to December 31, which was January 1, 2000 and January 2, 1999. No events occurred between December 31 and these dates at Triangle Pacific materially affecting Armstrong's financial position or results of operations.

   The table below reflects unaudited pro forma combined results of Armstrong, Triangle Pacific and DLW as if the acquisitions had taken place at the beginning of fiscal 1998 and 1997:

--------------------------------------------------------------------------------
(millions)                                                     1998        1997
--------------------------------------------------------------------------------
Net sales                                                  $3,479.8    $3,350.0
Net earnings                                                  (14.2)      173.2
Net earnings per diluted share                                (0.36)       4.22
================================================================================

   In management's opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisitions had been effective at the beginning of fiscal 1998 and 1997.

NOTE 4. DIVESTITURES

On May 28, 1999, Armstrong sold DLW's furniture business for total cash proceeds of $38.1 million. Armstrong acquired this business as part of the acquisition of DLW in the third quarter of 1998 and had classified the business as held for sale. There was no gain or loss on the transaction.

   On June 22, 1999, Armstrong sold its interest in the assets of Martin Surfacing, Inc. Armstrong acquired this interest as part of its acquisition of DLW during the third quarter of 1998. There was no material gain or loss on the transaction.

   On June 30, 1999, Armstrong sold 65% of its ownership in Armstrong Industrial Specialties, Inc. ("AISI"), its gasket products subsidiary, to a group of investors including Citicorp Venture Capital Ltd. and the management of AISI for a cash purchase price of approximately $36.1 million. The sale resulted in a gain of approximately $6.0 million, or $0.15 per share, which was recorded in other income.

   On September 30, 1999, Armstrong completed the sale of its Textile Products Operations to Day International Group, Inc. The sale resulted in a pretax loss of $5.0 million ($3.2 million after tax, or $0.08 per diluted share) which was recorded in other income.

NOTE 5. REORGANIZATION AND OTHER ACTIONS

In 1998, Armstrong recognized charges of $65.6 million, or $42.6 million after tax, related to severance and enhanced retirement benefits for more than 650 positions, approximately 75% of which were salaried positions. In addition, Armstrong recorded an estimated loss of $9.0 million, or $5.9 million after tax, related to redundant flooring products machinery disposed of in 1999. Approximately $28.6 million of the charge comprised cash expenditures for severance. The remainder was a noncash charge for enhanced retirement benefits.

   The following table summarizes activity in the reorganization and restructuring accruals for 1999:

--------------------------------------------------------------------------------
                      Beginning      Cash        Charges                Ending
(millions)             balance     payments    (reversals)     Other    balance
--------------------------------------------------------------------------------
1999                     $30.6      ($16.9)        ($1.4)       ($0.2)    $12.1
1998                      12.2       (10.4)         28.6          0.2      30.6
================================================================================

   The accrual reversal, which was made in the fourth quarter of 1999, was for future severance payments that were no longer necessary. The amount in "other" is primarily related to foreign currency translations.

   Substantially all of the remaining balance relates to terminated employees with extended payouts, most of which will be paid during 2000, and a noncancelable operating lease.

NOTE 6. EQUITY INVESTMENTS

Investments in affiliates were $34.2 million at December 31, 1999, a decrease of $7.6 million, reflecting the receipt of $25 million from Armstrong's WAVE joint venture with Worthington Industries, offset by the equity earnings of Armstrong's 50% interest in its WAVE joint venture and the remaining 35% interest in the gaskets business. Armstrong continues to purchase certain raw materials from the gaskets business under a long-term supply agreement.

   Equity earnings from affiliates for 1998 primarily comprised income from a 50% interest in the WAVE joint venture, Armstrong's share of a net loss at Dal-Tile and amortization of the excess of Armstrong's investment in Dal-Tile over the underlying equity in net assets. Equity losses from affiliates in 1997 included $8.4 million for Armstrong's share of operating losses incurred by Dal-Tile; a $29.7 million loss for Armstrong's share of a charge incurred by Dal-Tile, primarily for uncollectible receivables and overstocked inventories; and $4.3 million for the amortization of Armstrong's initial investment in Dal-Tile over the underlying equity in net assets.

NOTE 7. RECEIVABLES

--------------------------------------------------------------------------------
Accounts and notes receivable (millions)                          1999     1998
--------------------------------------------------------------------------------
Customers' receivables                                          $455.8   $462.9
Customers' notes                                                  13.4     15.5
Miscellaneous receivables                                         14.7     11.8
--------------------------------------------------------------------------------
                                                                 483.9    490.2
--------------------------------------------------------------------------------
Less allowance for discounts and losses                           47.9     49.8
--------------------------------------------------------------------------------
Net                                                             $436.0   $440.4
================================================================================

   Generally, Armstrong sells its products to select, preapproved customers whose businesses are directly affected by changes in economic and market conditions. Armstrong considers these factors and the financial condition of each customer when establishing its allowance for losses from doubtful accounts.

NOTE 8. INVENTORIES

Approximately 43% of Armstrong's total inventory in 1999 and 44% in 1998 were valued on a LIFO (last-in, first-out) basis. Inventory values were lower than would have been reported on a total FIFO (first-in, first-out) basis, by $48.3 million at the end of 1999 and $50.5 million at year-end 1998.

--------------------------------------------------------------------------------
Inventories (millions)                                            1999     1998
--------------------------------------------------------------------------------
Finished goods                                                  $275.6   $292.9
Goods in process                                                  44.9     52.0
Raw materials and supplies                                       160.5    176.6
--------------------------------------------------------------------------------
Less LIFO and other reserves                                      51.3     56.4
--------------------------------------------------------------------------------
Total                                                           $429.7   $465.1
================================================================================

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

--------------------------------------------------------------------------------
(millions)                                                     1999        1998
--------------------------------------------------------------------------------
Land                                                      $   111.8   $   111.5
Buildings                                                     616.7       549.8
Machinery and equipment                                     1,827.2     1,759.5
Construction in progress                                       96.4       203.1
--------------------------------------------------------------------------------
                                                            2,652.1     2,623.9
--------------------------------------------------------------------------------
Less accumulated depreciation
  and amortization                                          1,213.0     1,121.9
--------------------------------------------------------------------------------
Net                                                        $1,439.1    $1,502.0
================================================================================

NOTE 10. GOODWILL AND OTHER INTANGIBLES

--------------------------------------------------------------------------------
(millions)                                                      1999       1998
--------------------------------------------------------------------------------
Goodwill                                                       $985.6   $ 993.4
Less accumulated amortization                                    50.5      28.0
--------------------------------------------------------------------------------
Total goodwill                                                 $935.1   $ 965.4
================================================================================
Other intangibles                                              $ 79.3   $  78.7
Less accumulated amortization                                    22.7      15.5
--------------------------------------------------------------------------------
Total other intangibles                                        $ 56.6   $  63.2
================================================================================

   Goodwill and other intangibles decreased by $36.9 million, reflecting scheduled amortization of $35.1 million, final allocations of purchase price related to Triangle Pacific and DLW and foreign currency translations. Unamortized computer software costs included in other intangibles were $49.4 million at December 31, 1999, and $47.6 million at December 31, 1998.

NOTE 11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

--------------------------------------------------------------------------------
(millions)                                                      1999       1998
--------------------------------------------------------------------------------
Payables, trade and other                                     $308.4     $235.2
Asbestos-related claims, current portion (note 26)             175.0       80.0
Employment costs                                                71.3       82.5
Reorganization and severance payments                           12.1       30.6
Other                                                          103.9      116.5
--------------------------------------------------------------------------------
Total                                                         $670.7     $544.8
================================================================================

NOTE 12. DEBT

--------------------------------------------------------------------------------
                                                  Average              Average
                                                 year-end             year-end
                                                 interest             interest
($ millions)                               1999      rate       1998      rate
--------------------------------------------------------------------------------
Short-term debt:
  Commercial paper                      $  45.9      6.20%  $  104.1      6.20%
  Foreign banks                            25.0      5.82%      45.8      5.29%
--------------------------------------------------------------------------------
Total short-term debt                   $  70.9      6.07%  $  149.9      5.92%
--------------------------------------------------------------------------------
Long-term debt:
  Bank loans due 2000-2006              $  66.5      5.32%  $   91.9      4.96%
  Medium-term notes
    8.95-9% due 2000-2001                  25.6      8.96%      25.6      8.96%
  6.35% senior notes due 2003             199.9      6.35%     199.8      6.35%
  6.50% senior notes due 2005             149.7      6.50%     149.7      6.50%
  9.75% debentures due 2008               125.0      9.75%     125.0      9.75%
  7.45% senior notes due 2029             199.8      7.45%        --        --
  7.45% senior quarterly
    interest bonds due 2038               180.0      7.45%     180.0      7.45%
  Industrial development bonds             29.8      5.27%      31.2      4.67%
  Commercial paper, noncurrent            450.0      6.20%     750.0      6.20%
  Capital lease obligations                11.4      7.25%      13.3      7.25%
  Other                                    11.3      8.75%      29.2      7.28%
--------------------------------------------------------------------------------
Total long-term debt                   $1,449.0      6.90%  $1,595.7      6.64%
--------------------------------------------------------------------------------
Less current installments                  36.1      7.72%      32.9      5.54%
--------------------------------------------------------------------------------
Net long-term debt                     $1,412.9      6.88%  $1,562.8      6.66%
================================================================================

--------------------------------------------------------------------------------
Scheduled amortization of long-term debt (millions)
--------------------------------------------------------------------------------
2001                         $10.7           2003         $652.1
2002                           0.8           2004            1.3
--------------------------------------------------------------------------------

   On March 16, 1999, Armstrong filed a shelf registration statement for $1 billion of combined debt and equity securities. On May 19, 1999, Armstrong completed an offering under the shelf registration statement of $200 million aggregate principal amount of 7.45% senior notes due 2029. The net proceeds from this offering were used to repay other indebtedness of Armstrong.

   On October 21, 1999, Armstrong renewed a bank credit facility for $450 million that expires in 364 days and cancelled a $300 million line of credit which was due to expire in 2001. Armstrong also has a $450 million line of credit which expires in 2003. There were no borrowings under these facilities at December 31, 1999.

   The 7.45% senior quarterly interest bonds are callable in 2003 and have no sinking-fund requirements.

   Armstrong's 9.75% debentures, senior notes and medium-term notes are not redeemable until maturity and have no sinking-fund requirements.

   The industrial development bonds mature in 2004, 2009 and 2024.

   Other debt includes an $18.6 million zero-coupon note due in 2013 that had a carrying value of $3.2 million at December 31, 1999, and an effective interest rate of 13.4%.

   Armstrong has two unused credit agreements: a $450 million credit agreement expiring in October 2000 and a $450 million line of credit expiring in 2003. In addition, Armstrong's foreign subsidiaries have approximately $188.1 million of unused short-term lines of credit available from banks. The credit lines are subject to immaterial annual commitment fees. Armstrong intends to refinance a portion of its outstanding commercial paper balance on a long-term basis. Such intent is supported by the long-term line of credit. Accordingly, long-term debt includes $450 million and $750 million of commercial paper reclassified from short-term debt at December 31, 1999, and December 31, 1998, respectively.

   In order to maintain the ratio of fixed to floating rate debt which management believes is appropriate, Armstrong entered into $150 million of interest rate swaps during 1999. Armstrong receives fixed rates and pays floating rates on these swaps. Details of outstanding swaps as of December 31, 1999, are as follows:

--------------------------------------------------------------------------------
Maturity date                     Notional                                Market
($ millions)                        amount         Pays       Receives     value
--------------------------------------------------------------------------------
Aug. 15, 2005                       $100.0     3 mo. LIBOR      6.26%     ($3.5)
Aug. 15, 2003                         50.0     3 mo. LIBOR      6.54%     ($0.6)
--------------------------------------------------------------------------------
Total                               $150.0     3 mo. LIBOR      6.35%     ($4.1)
================================================================================

NOTE 13. FINANCIAL INSTRUMENTS

Armstrong does not hold or issue financial instruments for trading purposes. The estimated fair values of Armstrong's financial instruments are as follows:


--------------------------------------------------------------------------------
                                          1999  Estimated       1998  Estimated
(In millions at                       carrying       fair   carrying       fair
December 31)                            amount      value     amount      value
--------------------------------------------------------------------------------
Liabilities:
  Long-term debt                      $1,412.9   $1,356.9   $1,562.8   $1,606.1
Off-balance sheet financial
  instruments:
  Foreign currency
    contract obligations                    --   $    8.9         --   $    6.4
  Foreign currency options                  --        0.2         --         --
  Letters of credit/financial
    guarantees                              --      252.2         --      244.6
  Lines of credit                           --    1,088.1         --    1,458.9
  Interest rate swaps                       --       (4.1)        --         --
  Natural gas contracts                     --         --         --       (0.5)
--------------------------------------------------------------------------------

   Fair values were determined as follows:

   The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses, short-term debt and current installments of long-term debt approximate fair value because of the short-term maturity of these instruments.

   The fair value estimates of long-term debt were based upon quotes from major financial institutions taking into consideration current rates offered to Armstrong for debt of the same remaining maturities.

   Foreign currency contract obligations and options, as well as interest rate swaps, are estimated by obtaining quotes from major financial institutions.

   Letters of credit, financial guarantees and lines of credit amounts are based on the estimated cost to settle the obligations.

   Natural gas contract amounts are based on estimated cost to settle the contracts.

NOTE 14. INCOME TAXES

The tax effects of principal temporary differences between the carrying amounts of assets and liabilities and their tax bases are summarized in the table below. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize deferred tax assets except for certain net operating losses and capital loss carryforwards. Of the $57.7 million in capital loss carryforwards at December 31, 1999, $49.5 million will expire in 2001 and $8.2 million will expire in 2003. Of the $39.8 million in foreign net operating losses, $3.0 million will expire in 2003 and the remaining $36.8 million will be carried forward indefinitely. Valuation allowances decreased $4.0 million in 1999 primarily related to utilization of capital loss carryforwards in connection with the sale of the gaskets business (see Note 4).

--------------------------------------------------------------------------------
Deferred income taxes (millions)                                 1999      1998
--------------------------------------------------------------------------------
  Postretirement and postemployment benefits                  $ (86.4)  $ (87.7)
  Reorganization payments                                        (3.3)    (24.2)
  Asbestos-related liabilities                                 (238.5)   (150.3)
  Net operating losses                                          (16.0)    (25.1)
  Capital loss carryforwards                                    (20.2)    (21.3)
  Other                                                         (64.4)    (81.0)
--------------------------------------------------------------------------------
Total deferred tax assets                                     $(428.8)  $(389.6)
--------------------------------------------------------------------------------
Valuation allowance                                              25.5      29.5
--------------------------------------------------------------------------------
Net deferred tax assets                                       $(403.3)  $(360.1)
--------------------------------------------------------------------------------
  Accumulated depreciation                                    $ 203.6   $ 224.8
  Pension costs                                                  69.3      51.3
  Insurance for asbestos-related liabilities                    103.6      92.7
  Other                                                          48.2      55.7
--------------------------------------------------------------------------------
Total deferred income tax liabilities                         $ 424.7   $ 424.5
--------------------------------------------------------------------------------
Net deferred income tax liabilities                           $  21.4   $  64.4
--------------------------------------------------------------------------------
Deferred tax asset -- current                                   (40.6)    (43.2)
--------------------------------------------------------------------------------
Deferred income tax liability -- long term                    $  62.0   $ 107.6
================================================================================

--------------------------------------------------------------------------------
Details of taxes (millions)                           1999      1998       1997
--------------------------------------------------------------------------------
Earnings (loss) before income taxes:
  Domestic                                           $55.4    $(57.1)   $ 236.4
  Foreign                                             93.3      63.5       92.9
  Eliminations                                      (119.5)    (27.0)     (33.1)
--------------------------------------------------------------------------------
Total                                                $29.2    $(20.6)   $ 296.2
================================================================================
Income tax provision (benefit):
--------------------------------------------------------------------------------
  Current:
    Federal                                          $15.8    $ 11.2    $  46.8
    Foreign                                           22.8      21.7       35.7
    State                                              3.0       1.3        1.5
--------------------------------------------------------------------------------
  Total current                                       41.6      34.2       84.0
--------------------------------------------------------------------------------
  Deferred:
    Federal                                          (36.6)    (48.2)      30.9
    Foreign                                            9.4       2.3       (3.7)
    State                                              0.5       0.4         --
--------------------------------------------------------------------------------
  Total deferred                                     (26.7)    (45.5)      27.2
--------------------------------------------------------------------------------
Total income taxes                                   $14.9    $(11.3)   $ 111.2
================================================================================

   At December 31, 1999, unremitted earnings of subsidiaries outside the United States were $88.2 million (at December 31, 1999, balance sheet exchange rates) for which no U.S. taxes have been provided. If such earnings were to be remitted without offsetting tax credits in the United States, withholding taxes would be $5.3 million. Armstrong's intention, however, is to reinvest unremitted earnings permanently or to repatriate them only when it is tax effective to do so.

--------------------------------------------------------------------------------
Reconciliation to
U.S. statutory tax rate (millions)                       1999     1998     1997
--------------------------------------------------------------------------------
Tax expense (benefit) at statutory rate                 $10.2   $ (7.2)  $103.7
State income taxes, net of federal benefit                2.0      1.7      1.0
(Benefit) on ESOP dividend                               (1.3)    (1.2)    (0.9)
Tax on foreign and
  foreign-source income                                   2.8      0.6      1.1
Utilization of excess foreign tax credit                   --       --     (2.9)
Equity in (earnings) loss of affiliates                    --     (6.2)     9.9
Insurance programs                                       (0.6)    (1.0)    (0.8)
Goodwill                                                  7.1      3.3       --
Change in valuation allowance                            (4.0)      --       --
Other items                                              (1.3)    (1.3)     0.1
--------------------------------------------------------------------------------
Tax expense (benefit) at effective rate                 $14.9   $(11.3)  $111.2
================================================================================

--------------------------------------------------------------------------------
Other taxes (millions)                                   1999     1998     1997
--------------------------------------------------------------------------------
Payroll taxes                                           $88.6    $65.0    $50.7
Property, franchise and capital
  stock taxes                                           $24.3    $20.0    $16.6
--------------------------------------------------------------------------------

NOTE 15. OTHER LONG-TERM LIABILITIES

--------------------------------------------------------------------------------
(millions)                                                        1999     1998
--------------------------------------------------------------------------------
Deferred compensation                                           $ 42.8   $ 38.1
Other                                                             63.6     77.7
--------------------------------------------------------------------------------
Total other long-term liabilities                               $106.4   $115.8
================================================================================

NOTE 16. RETIREMENT SAVINGS AND STOCK OWNERSHIP PLAN (RSSOP)

In 1989, Armstrong established an Employee Stock Ownership Plan (ESOP) that borrowed $270 million from banks and insurance companies, repayable over 15 years and guaranteed by Armstrong. The ESOP used the proceeds to purchase 5,654,450 shares of a new series of convertible preferred stock issued by Armstrong. In 1996, the ESOP was merged with the Retirement Savings Plan for salaried employees (a defined-contribution pension plan) to form the Retirement Savings and Stock Ownership Plan (RSSOP). On July 31, 1996, the trustee of the ESOP converted the preferred stock held by the trust into approximately 5.1 million shares of common stock at a one-for-one ratio.

   The number of shares released for allocation to participant accounts is based on the proportion of principal and interest paid to the total amount of debt service remaining to be paid over the life of the borrowings. Through December 31, 1999, the RSSOP had allocated to participants a total of 2,294,000 shares and retired 1,126,000 shares. During 1999, Armstrong issued 199,000 treasury shares and the trustee purchased 33,000 shares on the open market as part of meeting the necessary funding requirements. As of December 31, 1999, there are approximately 2,467,000 shares in the RSSOP that have yet to be allocated to participants.

   All RSSOP shares are considered outstanding for earnings per share calculations. Dividends on allocated shares are credited to employee accounts while dividends on unallocated shares are used to satisfy debt service payments.

   The RSSOP currently covers parent company nonunion employees and some union employees.

   Armstrong's guarantee of the ESOP loan has been recorded as a long-term obligation and as a reduction of shareholders' equity on its Consolidated Balance Sheets.

--------------------------------------------------------------------------------
Details of ESOP debt service
payments (millions)                                      1999     1998     1997
--------------------------------------------------------------------------------
Common stock dividends paid                             $ 8.9    $ 9.0    $ 8.5
Employee contributions                                    7.7      9.8      9.7
Company contributions                                     8.9     11.4     14.7
Company loans to ESOP                                    12.9     10.1      5.5
--------------------------------------------------------------------------------
Debt service payments made
  by ESOP trustee                                       $38.4    $40.3    $38.4
================================================================================

   Armstrong recorded costs for the RSSOP of $13.1 million in 1999, $6.9 million in 1998 and $10.4 million in 1997.

   The trustee borrowed from Armstrong $12.9 million in 1999, $10.1 million in 1998 and $5.5 million in 1997. These loans were made to ensure that the financial arrangements provided to employees remain consistent with the original intent of the RSSOP.

NOTE 17. STOCK-BASED COMPENSATION PLANS

Awards under the 1993 Long-Term Stock Incentive Plan ("1993 Plan") may be in the form of stock options, stock appreciation rights in conjunction with stock options, performance restricted shares and restricted stock awards. No additional shares of common stock may be issued under the 1993 Plan.

   During 1999, Armstrong adopted the 1999 Long-Term Incentive Plan ("1999 Plan") which replaced the 1993 Plan. The 1999 Plan is similar to the 1993 Plan in that it provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, performance restricted shares and restricted stock awards. The 1999 Plan also incorporates stock awards and cash incentive awards. No more than 3,250,000 shares of common stock may be issued under the 1999 Plan, and no more than 300,000 of the shares may be awarded in the form of performance restricted shares, restricted stock awards or stock awards. No awards under the 1999 Plan will be granted after April 25, 2009. Pre-1999 grants made under predecessor plans will be governed under the provisions of those plans.

   Options are granted to purchase shares at prices not less than the closing market price of the shares on the dates the options were granted. The options generally become exercisable in one to three years and expire 10 years from the date of grant.

--------------------------------------------------------------------------------
Changes in option shares outstanding
(thousands except for share price)                       1999     1998     1997
--------------------------------------------------------------------------------
Option shares at beginning of year                    2,783.7  2,161.3  2,161.4
Options granted                                         829.7    914.8    286.8
Option shares exercised                                 (54.5)  (253.3)  (265.5)
Stock appreciation rights exercised                      (0.2)    (3.1)    (4.7)
Options cancelled                                       (49.2)   (36.0)   (16.7)
--------------------------------------------------------------------------------
Option shares at end of year                          3,509.5  2,783.7  2,161.3
Option shares exercisable at end
  of year                                             1,828.0  1,372.0  1,262.1
Shares available for grant                            3,307.3    789.7  1,585.5
--------------------------------------------------------------------------------
Weighted average price per share:
  Options outstanding                                  $58.48   $60.41   $54.01
  Options exercisable                                   57.12    52.38    46.88
  Options granted                                       50.70    70.43    69.63
  Option shares exercised                               36.17    41.68    39.10
--------------------------------------------------------------------------------

   The table below summarizes information about stock options outstanding at December 31, 1999.

--------------------------------------------------------------------------------
Stock options outstanding as of 12/31/99
(thousands except for life and share price)
--------------------------------------------------------------------------------
                  Options outstanding                      Options exercisable
            ----------------------------------------   -------------------------
Range         Number       Weighted-       Weighted-      Number      Weighted-
of          outstanding     average         average    exercisable      average
exercise        at         remaining       exercise         at         exercise
prices       12/31/99   contractual life     price       12/31/99        price
--------------------------------------------------------------------------------
$27-49         516.4          4.5           $40.20         474.4        $39.81
 49-53         779.9          9.1            50.98          19.6         51.53
 53-60         791.7          5.9            58.48         680.2         58.42
 60-70         779.5          7.1            65.55         424.5         65.53
 70-86         642.0          8.1            73.69         229.3         73.97
--------------------------------------------------------------------------------
             3,509.5                                     1,828.0
================================================================================

   Performance restricted shares issuable under the 1993 and 1999 plans entitle certain key executive employees to earn shares of Armstrong's common stock, but only if the total company or individual business units meet certain predetermined performance measures during defined performance periods (generally three years). At the end of performance periods, common stock awarded may carry additional restriction periods, during which time the shares will be held in custody by Armstrong until the expiration or termination of restrictions. Compensation expense will be charged to earnings over the performance period. Within performance periods at the end of 1999 were 6,280 unvested performance restricted shares outstanding and 535 accumulated dividend equivalent shares. No performance restricted share awards were earned based on the performance period ending December 31, 1999. Within restriction periods at the end of 1999 were 147,513 shares of restricted common stock outstanding based on performance periods ending prior to 1999 with 16,840 accumulated dividend equivalent shares.

   Restricted stock awards can be used for the purposes of recruitment, special recognition and retention of key employees. Awards for 21,700 shares of restricted stock were granted (excluding performance-based awards discussed above) during 1999. At the end of 1999, there were 122,935 restricted shares of common stock outstanding with 10,687 accumulated dividend equivalent shares.

   In 1996, Armstrong adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures. Had compensation cost for these plans been determined consistent with SFAS No. 123, Armstrong's net earnings and earnings per share would have been reduced to the following pro forma amounts.

--------------------------------------------------------------------------------
(millions)                                 1999     1998     1997
--------------------------------------------------------------------------------
Net earnings (loss):
  As reported                             $14.3   $ (9.3)  $185.0
  Pro forma                                 7.0    (16.1)   180.7
Basic earnings (loss) per share:
  As reported                              0.36    (0.23)    4.55
  Pro forma                                0.18    (0.40)    4.45
Diluted earnings (loss) per share:
  As reported                              0.36    (0.23)    4.50
  Pro forma                                0.17    (0.40)    4.39
--------------------------------------------------------------------------------

   The fair value of grants was estimated on the date of grant using the Black-Scholes option pricing model with the assumptions for 1999, 1998 and 1997 presented in the table below. The weighted-average fair value of stock options granted in 1999 was $9.75.

--------------------------------------------------------------------------------
                                           1999     1998     1997
--------------------------------------------------------------------------------
Risk-free interest rates                   6.34%    5.14%    6.21%
Dividend yield                             5.75%    3.03%    2.46%
Expected lives                           5 years  5 years  5 years
Volatility                                   28%      28%      19%
--------------------------------------------------------------------------------

   Because the SFAS No. 123 method of accounting has not been applied to grants prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

NOTE 18. EMPLOYEE COMPENSATION
Employee compensation is presented in the table below. Charges for severance costs and early retirement incentives to terminated employees have been excluded. The increase in employee compensation is primarily due to the acquisitions of Triangle Pacific and DLW.

--------------------------------------------------------------------------------
Employee compensation
cost summary (millions)                     1999     1998     1997
--------------------------------------------------------------------------------
Wages and salaries                        $722.8   $590.4   $494.7
Payroll taxes                               88.7     65.0     50.7
Pension credits                            (29.1)   (38.1)   (22.2)
Insurance and other benefit costs           64.1     60.0     51.9
Stock-based compensation                     4.2      5.0      9.6
--------------------------------------------------------------------------------
Total                                     $850.7   $682.3   $584.7
================================================================================

NOTE 19. PENSION AND OTHER BENEFIT PROGRAMS
Armstrong and a number of its subsidiaries have pension plans and postretirement medical and insurance benefit plans covering eligible employees worldwide.
   Armstrong also has defined-contribution pension plans (including the Retirement Savings and Stock Ownership Plan, as described on page 47) for eligible employees. Costs for these plans were $13.1 million in 1999, $6.9 million in 1998 and $10.4 million in 1997. Benefits from pension plans, which cover substantially all employees, are based on an employee's compensation and years of service. Pension plans are funded by Armstrong. Postretirement benefits are funded by Armstrong on a pay-as-you-go basis, with the retiree paying a portion of the cost for health care benefits by means of deductibles and contributions. Armstrong announced in 1989 and 1990 a 15-year phaseout of its health care benefits for certain future retirees. These future retirees include parent company nonunion employees and some union employees. Shares of RSSOP common stock are scheduled to be allocated to these employees, based on employee age and years to expected retirement, to help employees offset their future postretirement medical costs.
   The following tables summarize the balance sheet impact, as well as the benefit obligations, assets, funded status and rate assumptions associated with the pension and postretirement benefit plans. The plan assets are primarily stocks, mutual funds and bonds. Included in these assets were 1,426,751 shares of Armstrong common stock at year-end 1999 and 1998.

--------------------------------------------------------------------------------
                                                        Retiree Health and Life
U.S. defined-benefit                    Pension Benefits  Insurance Benefits
plans (millions)                         1999      1998     1999     1998
--------------------------------------------------------------------------------
Change in benefit
  obligation:
Benefit obligation as of
  January 1                          $1,163.5  $1,078.1  $ 262.5  $ 262.7
Service cost                             16.7      17.5      3.2      3.3
Interest cost                            76.6      72.6     17.0     17.2
Plan participants' contributions           --        --      2.6      2.3
Acquisition                                --      15.1       --       --
Effect of settlements                      --        --     (4.1)      --
Effect of special termination
  benefits                                1.7      38.1       --       --
Actuarial loss (gain)                   (96.4)     15.5    (24.9)    (1.0)
Benefits paid                           (82.7)    (73.4)   (23.0)   (22.0)
--------------------------------------------------------------------------------
Benefit obligation as
  of December 31                     $1,079.4  $1,163.5  $ 233.3  $ 262.5
================================================================================
Change in plan assets:
Fair value of plan assets as
  of January 1                       $1,874.9  $1,754.4       --       --
Actual return (loss)
  on plan assets                        (46.7)    180.3       --       --
Acquisition                                --      11.4       --       --
Employer contribution                     2.8       2.2  $  20.5  $  19.7
Plan participants' contributions           --        --      2.6      2.3
Benefits paid                           (82.7)    (73.4)   (23.1)   (22.0)
--------------------------------------------------------------------------------
Fair value of plan assets as
  of December 31                     $1,748.3  $1,874.9  $   0.0  $   0.0
================================================================================
Funded status                        $  668.9  $  711.4  $(233.3) $(262.5)
Unrecognized net actuarial
  loss (gain)                          (483.9)   (597.4)    23.0     48.8
Unrecognized transition asset           (14.5)    (20.7)      --       --
Unrecognized prior service
  cost (benefit)                         72.2      82.2     (5.1)    (6.0)
--------------------------------------------------------------------------------
Net amount recognized                $  242.7  $  175.5  $(215.4) $(219.7)
================================================================================

   The funded status of U.S. defined-benefit plans was determined using the assumptions presented in the table below.

--------------------------------------------------------------------------------
                                                         Retiree Health and Life
                                           Pension Benefits  Insurance Benefits
U.S. defined-benefit plans                   1999     1998     1999     1998
--------------------------------------------------------------------------------
Weighted-average
  assumption as of
  December 31:
Discount rate                                7.75%    6.75%    7.75%    6.75%
Expected return on plan assets               8.75%    8.75%     n/a      n/a
Rate of compensation increase                4.25%    3.75%    4.25%    3.75%
--------------------------------------------------------------------------------

   Amounts recognized in the Consolidated Balance Sheets consist of:
--------------------------------------------------------------------------------
                                                       Retiree Health and Life
                                       Pension Benefits   Insurance Benefits
(millions)                               1999     1998      1999     1998
--------------------------------------------------------------------------------
Prepaid benefit costs                  $264.2   $187.8       --       --
Accrued benefit liability               (30.2)   (40.2) $(215.4) $(219.7)
Intangible asset                          2.0      2.3       --       --
Other comprehensive income                6.7     25.6       --       --
--------------------------------------------------------------------------------
Net amount recognized                  $242.7   $175.5  $(215.4) $(219.7)
================================================================================

--------------------------------------------------------------------------------
U.S. pension plans with benefit obligations         Pension Benefits
in excess of assets (millions)                        1999     1998
--------------------------------------------------------------------------------
Retirement benefit equity plan
Projected benefit obligation, December 31            $34.9    $48.4
Accrued benefit obligation, December 31               30.2     40.2
Fair value of plan assets, December 31                  --       --
--------------------------------------------------------------------------------

   The components of pension credit are as follows:

--------------------------------------------------------------------------------
U.S. defined-benefit                                Pension Benefits
plans (millions)                                 1999     1998     1997
--------------------------------------------------------------------------------
Service cost of benefits earned
  during the year                             $  16.7  $  17.5  $  16.4
Interest cost on projected
  benefit obligation                             76.6     72.6     72.6
Expected return on plan assets                 (147.0)  (136.2)  (122.8)
Amortization of transition asset                 (6.2)    (6.2)    (6.2)
Amortization of prior service cost               10.0     10.0     10.0
Recognized net actuarial gain                   (17.3)   (18.4)   (13.6)
--------------------------------------------------------------------------------
Net periodic pension credit                   $ (67.2) $ (60.7) $ (43.6)
================================================================================

   Costs for other funded and unfunded pension plans were $5.9 million in 1999, $4.0 million in 1998 and $2.8 million in 1997.
   The components of postretirement benefit cost are as follows:

--------------------------------------------------------------------------------
U.S. defined-benefit               Retiree Health and Life Insurance Benefits
plans (millions)                                    1999     1998     1997
--------------------------------------------------------------------------------
Service cost of benefits earned
  during the year                                  $ 3.2    $ 3.3    $ 3.3
Interest cost on accumulated
  postretirement benefit obligation                 17.0     17.2     17.6
Amortization of prior service benefit               (0.9)    (0.9)    (0.9)
Recognized net actuarial loss                        0.6      1.3     1.24
--------------------------------------------------------------------------------
Net periodic postretirement benefit cost           $19.9    $20.9    $21.2
================================================================================

   For measurement purposes, a 7% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease 1% per year to an ultimate rate of 6% by the year 2000.
   Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

--------------------------------------------------------------------------------
U.S. retiree health and life                             One percentage point
insurance benefit plans (millions)                        Increase  Decrease
--------------------------------------------------------------------------------
Effect on total of service and interest cost
  components                                                $ 2.2    $ (1.8)
Effect on postretirement benefit obligation                  21.0     (17.6)
--------------------------------------------------------------------------------

   Armstrong has pension plans covering employees in a number of foreign countries that utilize assumptions that are consistent with, but not identical to, those of the U.S. plans. The following tables summarize the balance sheet impact as well as the benefit obligations, assets, funded status and rate assumptions associated with pension benefits.

--------------------------------------------------------------------------------
Non-U.S. defined-benefit                             Pension Benefits
plans (millions)                                       1999     1998
--------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation as of January 1                 $  325.1  $ 127.4
Service cost                                            8.4      6.2
Interest cost                                          18.1     12.3
Plan participants' contributions                        1.6      1.4
Acquisition                                              --    164.6
Divestitures                                           (2.6)      --
Effect of settlements                                    --     (0.5)
Effect of special termination benefits                  0.3      0.5
Foreign currency translation adjustment               (35.6)    12.8
Actuarial loss                                          0.9     10.2
Benefits paid                                         (15.6)    (9.8)
--------------------------------------------------------------------------------
Benefit obligation as of December 31               $  300.6  $ 325.1
================================================================================
Change in plan assets:
Fair value of plan assets as of January 1          $  147.1  $  95.5
Actual return on plan assets                           24.7     16.7
Acquisition                                              --     35.1
Employer contribution                                  13.1      6.2
Plan participants' contribution                         1.6      1.4
Foreign currency translation adjustment                (7.5)     2.0
Benefits paid                                         (15.6)    (9.8)
--------------------------------------------------------------------------------
Fair value of plan assets as of December 31        $  163.4  $ 147.1
================================================================================
Funded status                                      $ (137.2) $(178.0)
Unrecognized net actuarial gain                       (34.5)   (21.1)
Unrecognized transition obligation                      0.6      1.7
Unrecognized prior service cost                         4.7      4.9
--------------------------------------------------------------------------------
Net amount recognized                              $ (166.4) $(192.5)
================================================================================

   Amounts recognized in the Consolidated Balance Sheets consist of:

--------------------------------------------------------------------------------
                                                    Pension Benefits
(millions)                                           1999      1998
--------------------------------------------------------------------------------
Prepaid benefit cost                              $   3.0   $   2.2
Accrued benefit liability                          (169.5)   (195.1)
Intangible asset                                       --       0.2
Other comprehensive income                            0.1       0.2
--------------------------------------------------------------------------------
Net amount recognized                             $(166.4)  $(192.5)
================================================================================

--------------------------------------------------------------------------------
Non-U.S. pension plans with benefit obligations     Pension Benefits
in excess of assets (millions)                       1999      1998
--------------------------------------------------------------------------------
Projected benefit obligation, December 31          $203.8    $192.3
Accrued benefit obligation, December 31             162.2     186.2
Fair value of plan assets, December 31                2.8       0.6
--------------------------------------------------------------------------------

   The components of pension cost are as follows:

--------------------------------------------------------------------------------
Non-U.S. defined-benefit                                Pension Benefits
plans (millions)                                     1999     1998     1997
--------------------------------------------------------------------------------
Service cost of benefits earned
  during the year                                   $ 8.4    $ 6.2    $ 5.7
Interest cost on projected
  benefit obligation                                 18.1     12.3      8.8
Expected return on plan assets                       (8.0)    (7.4)    (6.8)
Amortization of transition obligation                 0.2      0.3      0.3
Amortization of prior service cost                    0.4      0.4      0.4
Recognized net actuarial gain                        (0.1)    (0.1)    (0.2)
--------------------------------------------------------------------------------
Net periodic pension cost                           $19.0    $11.7    $ 8.2
================================================================================

   The funded status of non-U.S. defined-benefit plans was determined using the assumptions presented in the table below.

--------------------------------------------------------------------------------
                                                    Pension Benefits
Non-U.S. defined-benefit plans                       1999     1998
--------------------------------------------------------------------------------
Weighted-average assumption
as of December 31:
Discount rate                                        6.50%    6.25%
Expected return on plan assets                       4.25%    6.25%
Rate of compensation increase                        3.75%    3.50%
--------------------------------------------------------------------------------

NOTE 20. LEASES
Armstrong rents certain real estate and equipment. Several leases include options for renewal or purchase and contain clauses for payment of real estate taxes and insurance. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. Rental expense was $21.4 million in 1999, $26.1 million in 1998 and $15.5 million in 1997.

   Triangle Pacific leases a plant and related equipment in Beverly, West Virginia. The lease agreement contains a purchase option of $1 until 2018. As a result, the present value of the remaining future minimum lease payments is recorded as a capitalized lease asset and related capitalized lease obligation. Assets under this capital lease as included in the Consolidated Balance Sheets are as follows:

--------------------------------------------------------------------------------
(millions)                                         1999    1998
--------------------------------------------------------------------------------
Land                                              $ 3.8    $ 3.8
Building                                            4.5      4.5
Machinery and equipment                            21.5     21.5
--------------------------------------------------------------------------------
Total assets                                      $29.8    $29.8
================================================================================
Less accumulated amortization                       6.2      4.8
--------------------------------------------------------------------------------
Net assets                                        $23.6    $25.0
================================================================================

   Future minimum payments at December 31, 1999, by year and in the aggregate, having noncancelable lease terms in excess of one year were as follows:

--------------------------------------------------------------------------------
Scheduled minimum lease payments    Capital     Operating
(millions)                           leases       leases
--------------------------------------------------------------------------------
2000                                  $ 4.3       $10.3
2001                                    0.8         7.5
2002                                    0.8         5.5
2003                                    2.2         4.5
2004                                    0.6         3.9
Thereafter                              2.6        20.0
--------------------------------------------------------------------------------
Total                                 $11.3       $51.7
--------------------------------------------------------------------------------

NOTE 21. SHAREHOLDERS' EQUITY
Treasury share changes for 1999, 1998 and 1997 are as follows:

--------------------------------------------------------------------------------
Years ended
December 31 (thousands)                         1999      1998      1997
--------------------------------------------------------------------------------
Common shares
Balance at beginning of year                11,856.7  11,759.5  10,714.6
Stock purchases(1)                              33.8     389.5   1,299.2
Stock issuance activity, net                  (261.8)   (292.3)   (254.3)
--------------------------------------------------------------------------------
Balance at end of year                      11,628.7  11,856.7  11,759.5
================================================================================

Note 1: Includes small unsolicited buybacks of shares, shares received under share tax withholding transactions and open market purchases of stock through brokers.

   In July 1996, the Board of Directors authorized Armstrong to repurchase 3.0 million shares of its common stock through the open market or through privately negotiated transactions, bringing the total authorized common share repurchases to 5.5 million shares. Under the total plan, Armstrong repurchased approximately 4,017,000 shares through December 31, 1998, with a total cash outlay of $248.1 million, including 355,000 repurchased in 1998.
   In June 1998, Armstrong halted purchases of its common shares under the common share repurchase program in connection with its announcement to purchase Triangle Pacific and DLW.
   The balance of each component of accumulated other comprehensive loss as of December 31, 1999, and December 31, 1998, is presented in the table below.

--------------------------------------------------------------------------------
(millions)                                             1999      1998
--------------------------------------------------------------------------------
Foreign currency translation adjustments
  and hedging activities                              $12.1     $ 8.7
Minimum pension liability adjustments                   4.4      16.7
--------------------------------------------------------------------------------
Total                                                 $16.5     $25.4
================================================================================

   The related tax effects allocated to each component of other comprehensive income are presented in the table below.

--------------------------------------------------------------------------------
                                            Before-Tax       Tax      After-Tax
(millions)                                    Amount       Benefit      Amount
--------------------------------------------------------------------------------
Foreign currency translation
  adjustments and hedging activities         $ (3.4)        $0.0        $(3.4)
Minimum pension liability adjustments          18.9          6.6         12.3
--------------------------------------------------------------------------------
Total                                        $ 15.5         $6.6        $ 8.9
================================================================================

--------------------------------------------------------------------------------
Other comprehensive income
reclassification adjustments (millions)                       1999     1998
--------------------------------------------------------------------------------
Unrealized holding gains arising during period                  --   $ 12.8
Less:
  Reclassification adjustment for gains
    included in net income                                      --    (12.8)
--------------------------------------------------------------------------------
Net unrealized gains on securities                              --   $  0.0
================================================================================

NOTE 22. PREFERRED STOCK PURCHASE RIGHTS PLAN
In 1996, the Board of Directors renewed Armstrong's 1986 shareholder rights plan and in connection therewith declared a distribution of one right for each share of Armstrong's common stock outstanding on and after January 19, 1996. In general, the rights become exercisable at $300 per right for a fractional share of a new series of Class A preferred stock 10 days after a person or group, other than certain affiliates of Armstrong, either acquires beneficial ownership of shares representing 20% or more of the voting power of Armstrong or announces a tender or exchange offer that could result in such person or group beneficially owning shares representing 28% or more of the voting power of Armstrong. If thereafter any person or group becomes the beneficial owner of 28% or more of the voting power of Armstrong or if Armstrong is the surviving company in a merger with a person or group that owns 20% or more of the voting power of Armstrong, then each owner of a right (other than such 20% shareholder) would be entitled to purchase shares of company common stock having a value equal to twice the exercise price of the right. Should Armstrong be acquired in a merger or other business combination, or sell 50% or more of its assets or earnings power, each right would entitle the holder to purchase, at the exercise price, common shares of the acquirer having a value of twice the exercise price of the right. The exercise price was determined on the basis of the Board's view of the long-term value of Armstrong's common stock. The rights have no voting power nor do they entitle a holder to receive dividends. At Armstrong's option, the rights are redeemable prior to becoming exercisable at five cents per right. The rights expire on March 21, 2006.

NOTE 23. SUPPLEMENTAL FINANCIAL INFORMATION

--------------------------------------------------------------------------------
Selected operating expenses (millions)               1999     1998     1997
--------------------------------------------------------------------------------
Maintenance and repair costs                       $118.7   $114.0   $107.3
Research and development costs                       58.5     46.0     47.8
Advertising costs                                    49.2     41.2     19.3
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Other expense (income), net (millions)               1999     1998     1997
--------------------------------------------------------------------------------
Interest and dividend income                       $ (2.0)  $ (3.3)  $ (4.9)
Gain on sale of businesses, net                      (1.0)      --       --
Demutualization proceeds                             (2.6)      --       --
Dal-Tile gain                                          --    (12.8)      --
Domco litigation expense                               --     12.3       --
Discontinued businesses                                --      0.3      0.8
Other                                                (1.0)     1.8      1.9
--------------------------------------------------------------------------------
Total                                              $ (6.6)  $ (1.7)  $ (2.2)
================================================================================

NOTE 24. SUPPLEMENTAL CASH FLOW INFORMATION

--------------------------------------------------------------------------------
(millions)                                           1999      1998     1997
--------------------------------------------------------------------------------
Interest paid                                      $105.1    $ 48.6   $ 23.5
Income taxes paid                                    50.9    $ 35.3   $ 54.5
--------------------------------------------------------------------------------
Acquisitions:
  Fair value of assets acquired                    $  3.8  $1,031.9   $ 32.6
  Cost in excess of net assets acquired                --     948.3       --
Less:
  Liabilities assumed                                  --     804.5     28.4
--------------------------------------------------------------------------------
Cash paid, net of cash acquired                    $  3.8  $1,175.7   $  4.2
--------------------------------------------------------------------------------

NOTE 25. EARNINGS (LOSS) PER SHARE
The table below provides a reconciliation of the numerators and denominators of the basic and diluted per share calculations for net earnings (loss).

--------------------------------------------------------------------------------
                                              Earnings           Per-Share
Millions except for per-share data              (Loss)    Shares    Amount
--------------------------------------------------------------------------------
                             For the year ended 1999
--------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
Net earnings                                   $ 14.3       39.9    $ 0.36
--------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE
Dilutive options                                             0.3
Net earnings                                   $ 14.3       40.2    $ 0.36
================================================================================
                             For the year ended 1998
--------------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER SHARE
Net earnings (loss)                            $ (9.3)      39.8    $(0.23)
--------------------------------------------------------------------------------
DILUTED EARNINGS (LOSS) PER SHARE
Dilutive options                                             0.6
Net earnings (loss)                            $ (9.3)      40.4    $(0.23)1
================================================================================
                             For the year ended 1997
--------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
Net earnings                                   $185.0       40.6    $ 4.55
--------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE
Dilutive options                                             0.4
Net earnings                                   $185.0       41.0    $ 4.50
================================================================================
Note 1: Diluted earnings (loss) per share for 1998 was antidilutive.

NOTE 26. LITIGATION AND RELATED MATTERS

ASBESTOS-RELATED LITIGATION
Armstrong is a defendant in personal injury claims and property damage claims related to asbestos containing products.

PERSONAL INJURY CLAIMS
Nearly all claims seek general and punitive damages arising from alleged exposures, at various times, from World War II onward, to asbestos-containing products. Claims against Armstrong, which can involve allegations of negligence, strict liability, breach of warranty and conspiracy, primarily relate to Armstrong's involvement with asbestos-containing insulation products. Armstrong discontinued the sale of all such insulation products in 1969. In addition, other Armstrong products, such as gasket materials, have been named in some litigation. Claims may arise many years after first exposure to asbestos in light of the long latency period (up to 40 years) for asbestos-related injury. Product identification and determining exposure periods are difficult and uncertain. Armstrong believes that many current plaintiffs are unimpaired. Armstrong is involved in all stages of claims resolution and litigation, including individual trials, consolidated trials and appeals.

   Over the long history of asbestos litigation involving hundreds of companies, attention has been given by various parties to securing a comprehensive resolution of the litigation. In 1991, the Judicial Panel for Multidistrict Litigation ordered the transfer of federal cases to the Eastern District of Pennsylvania in Philadelphia for pretrial purposes. Armstrong supported this transfer. Some cases are periodically released for trial, although the issue of punitive damages is retained by the transferee court. That court has been instrumental in having the parties resolve large numbers of cases in various jurisdictions and has been receptive to different approaches to the resolution of claims. Claims filed in state courts have not been directly affected by the transfer.

Asbestos Claims Facility ("Facility") and Center for Claims Resolution
("Center")
The Facility was established to evaluate, settle, pay and defend all personal injury claims against member companies. Resolution and defense costs were allocated by formula. The Facility subsequently dissolved, and the Center was created in October 1988 by 21 former Facility members, including Armstrong. At December 31, 1999 there were 19 members of the Center. In January 2000, membership was reduced to 16 members. Insurance carriers, while not members, are represented ex officio on the Center's governing board and have agreed annually to provide a portion of the Center's operational costs. The Center adopted many of the conceptual features of the Facility and has addressed the claims in a manner consistent with the prompt, fair resolution of meritorious claims. Resolution and defense costs are allocated by formula to each of the member companies; adjustments over time have resulted in some increased share for Armstrong.

Amchem Settlement Class Action
Georgine v. Amchem ("Amchem") was a settlement class action filed in the Eastern District of Pennsylvania on January 15, 1993, that included essentially all future personal injury claims against members of the Center for Claims Resolution ("Center"), including Armstrong. It was designed to establish a nonlitigation system for the resolution of those claims, and offered a method for prompt compensation to claimants who were occupationally exposed to asbestos if they met certain exposure and medical criteria. Compensation amounts were derived from historical settlement data and no punitive damages were to be paid. The settlement was designed to, among other things, minimize transactional costs, including attorneys' fees; expedite compensation to claimants with qualifying claims; and relieve the courts of the burden of handling future claims.
   The District Court, after exhaustive discovery and testimony, approved the settlement class action and issued a preliminary injunction that barred class members from pursuing claims against Center members in the tort system. The U.S. Court of Appeals for the Third Circuit reversed that decision, and the reversal was sustained by the U.S. Supreme Court on September 25, 1997, holding that the settlement class did not meet the requirements for class certification under Federal Rule of Civil Procedure 23. The preliminary injunction was vacated on July 21, 1997, resulting in the immediate reinstatement of enjoined cases and a loss of the bar against the filing of claims in the tort system.

Post Amchem Claim Developments
Armstrong is a defendant in approximately 175,600 pending personal injury claims as of December 31, 1999. During 1999, the Center received and verified approximately 51,000 claims naming Armstrong as a defendant (of which approximately 10,200 were received and verified in the fourth quarter).
   Armstrong continues to seek broad-based settlements of claims through the Center. The Center has recently reached agreements with several law firms that cover approximately 82,000 claims (or 41% of current claims) some of which are currently pending and some of which have yet to be filed. These agreements typically provide for multiyear payments for settlement of current claims and establish specific medical and other criteria for the settlement of future claims as well as annual limits on the number of claims that can be filed by these firms. These agreements also establish fixed settlement values for different asbestos-related medical conditions which are subject to periodic renegotiation over a period of 2 to 5 years. The plaintiff law firms are required to recommend settlements to their clients although future claimants are not legally obligated to accept the settlements. These agreements also provide for nominal payments to future claimants who are unimpaired but who are eligible for additional compensation if they develop a more serious asbestos-related illness. The Center can terminate an agreement with an individual law firm if a significant number of that firm's clients elect not to participate under the agreement. Negotiations with additional plaintiff law firms engaged in asbestos-related litigation that would resolve a substantial portion of the remaining pending claims are ongoing. The ultimate success and timing of those negotiations is uncertain.

Asbestos-Related Liability
In continually evaluating its estimated asbestos liability, Armstrong reviews, among other things, its recent and historical settlement amounts, the incidence of past and recent claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it and the status and results of broad-based settlement discussions. Based on this review, Armstrong has estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. Armstrong will continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable.
   In the fourth quarter of 1999, Armstrong recorded a charge to increase its estimate of probable asbestos-related liability by $425.4 million. The revision in the estimated liability is attributable to many factors. The actual number of claims received in 1999 was higher than anticipated. Although we expect the number of claims to decrease in future years, we now expect that the total number of claims received will be higher than previously anticipated. Further, the Center has recently settled with some law firms at amounts higher than our original estimates pursuant to our broad-based settlement plan. In consideration of these factors, management has concluded that an increase in the estimated probable liability is required. Armstrong's estimate of such liability that is probable and estimable through 2005 ranges from $681.5 million to $1,337.9 million as of December 31, 1999. The range of probable and estimable liability reflects uncertainties in the number of future claims that will be filed, the outcome of the broad-based settlement negotiations and Armstrong's overall effective share of the Center's liabilities. Armstrong has concluded that no amount within that range is more likely than any other, and therefore has reflected $681.5 million as a liability in the consolidated financial statements in accordance with generally accepted accounting principles. Of this amount, management expects to incur asbestos liability payments of approximately $175.0 million over the next 12 months and has reflected $175.0 million as a current liability.
   Armstrong's estimated range of liability is primarily based on known claims and an estimate of future claims that are likely to occur and can be reasonably estimated through 2005. This estimated range of liability assumes that the number of new claims filed annually will be less than the number filed in 1999. For claims that may be filed beyond 2005, management believes that the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, or the cost to resolve them. Accordingly, it is reasonably possible that the total exposure to personal injury claims may be greater than the estimated range of liability.
   Although some settlements have already been reached, Armstrong is currently uncertain as to the ultimate success and timing of the remaining broad-based settlement discussions. However, if those discussions are unsuccessful or if unfavorable claims experiences continue, significant changes in the assumptions used in the estimate of Armstrong's liability may result. Those changes, if any, could lead to increases in the recorded liability. Because of the uncertainties related to the number of claims, the ultimate settlement amounts, and similar matters, it is extremely difficult to obtain reasonable estimates of the amount of the ultimate liability. As additional experience is gained regarding claims and such settlement discussions or other new information becomes available regarding the potential liability, Armstrong will reassess its potential liability and revise the estimates as appropriate.
   Because, among other things, payment of the liability will extend over many years, management believes that the potential additional costs for claims, net of any potential insurance recoveries, will not have a material after-tax effect on the financial condition of Armstrong or its liquidity, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in a future period.

Codefendant Bankruptcies
Certain codefendant companies have filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. As a consequence, litigation against them (with some exceptions) has been stayed or restricted. Due to the uncertainties involved, the long-term effect of these proceedings on the litigation cannot be predicted.

Letters of Credit
As of December 31, 1999, Armstrong entered into $36.2 million of letters of credit to meet minimum collateral requirements established by the Center.

Property Damage Litigation
Armstrong is also one of many defendants in five pending claims as of December 31, 1999, that were filed by public and private building owners. These cases present allegations of damage to the plaintiffs' buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures, for removal and replacement of such products. Armstrong vigorously denies the validity of the allegations against it in these claims. These claims are not handled by the Center. Insurance coverage has been resolved and is expected to cover almost all costs of these claims.

Insurance Coverage
During relevant time periods, Armstrong purchased primary and excess insurance policies providing coverage for personal injury claims and property damage claims. Certain policies also provide coverage to ACandS, Inc., a former subsidiary of Armstrong. Armstrong and ACandS agreed to share certain coverage on a first-come first-served basis and to reserve for ACandS a certain amount of excess coverage.

Wellington Agreement
In 1985, Armstrong and 52 other companies (asbestos defendants and insurers) signed the Wellington Agreement. This Agreement settled disputes concerning personal injury insurance coverage with signatory carriers. It provides broad coverage for both defense and indemnity and applies to both products hazard and nonproducts (general liability) coverages. Armstrong has resolved most asbestos-related personal injury products hazard coverage matters with its solvent carriers through the Wellington Agreement or other settlements.

Insurance Recovery Proceedings
A substantial portion of Armstrong's primary and excess remaining insurance asset is nonproducts (general liability) insurance for personal injury claims including, among others, those that involve alleged exposure during Armstrong's installation of asbestos materials. An alternative dispute resolution ("ADR") procedure under the Wellington Agreement is under way against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to that coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and includes defense costs in addition to limits. The carriers have raised various defenses, including waiver, laches, statutes of limitations and contractual defenses. One primary carrier alleges that it is no longer bound by the Wellington Agreement, and another alleges that Armstrong agreed to limit its claims for nonproducts coverage against that carrier when the Wellington Agreement was signed. The ADR process is in the trial phase of binding arbitration. One insurer has taken the position that it is entitled to litigate in court certain issues in the ADR proceeding. During 1999, Armstrong received preliminary decisions in the initial phases of the trial proceeding of the ADR which were generally favorable to Armstrong on a number of issues related to insurance coverage. Because of the continuing ADR process and the possibilities for further proceedings on certain matters, Armstrong has not yet completely determined the financial implications of the decisions. Armstrong has entered into settlements with a number of the carriers resolving coverage issues.
   Other proceedings against non-Wellington carriers may become necessary.

Insurance Asset
As with its estimated asbestos-related liability, Armstrong continually evaluates the probable insurance asset to be recorded. An insurance asset in the amount of $296.0 million is recorded as of December 31, 1999. Approximately $58.7 million was received in 1999 pursuant to existing settlements. The asset was also increased by $90.0 million in the fourth quarter of 1999 primarily as a result of insurance coverage in place related to the increase in the probable and estimable liability and recent settlements with certain carriers. Of the total insurance asset amount, approximately $78.3 million represents partial settlement for previous claims which will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.70%. The total amount recorded reflects Armstrong's belief in the availability of insurance in this amount, based upon Armstrong's success in insurance recoveries, recent settlement agreements that provide that coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. This insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process that is in the trial phase of binding arbitration. Depending on further progress of the ADR, and activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, Armstrong may revise its estimate and additional insurance assets may be recorded in a future period. Of the $296.0 million asset, $26.0 million has been recorded as a current asset reflecting management's estimate of the minimum insurance payments to be received in the next 12 months. However, the actual amount of payments to be received in the next 12 months could increase depending upon the nature and result of settlement discussions. Management estimates that the timing of future cash payments for the remainder of the recorded asset may extend beyond 10 years.

Cash Flow Impact
Armstrong paid $173.0 million for asbestos-related claims in 1999 compared to $101.5 million in 1998. Armstrong received $58.7 million in asbestos-related insurance recoveries in 1999 compared with $27.1 million in 1998. Armstrong currently expects to pay approximately $95.0 million to $115.0 million for asbestos-related claims and expenses in 2000, net of expected insurance recoveries and taxes.

CONCLUSION
In the fourth quarter of 1999, Armstrong recorded a net pretax charge of $335.4 million. This charge is the net of an increase in its estimated asbestos-related liability of $425.4 million and a $90.0 million increase in related insurance recoveries.
   While some successful broad-based settlements have been reached with plaintiff law firms, Armstrong is uncertain as to the timing and number of any additional settlements to be reached.
   Since many uncertainties exist surrounding asbestos litigation, Armstrong will continue to evaluate its asbestos-related estimated liability and corresponding estimated insurance recoveries asset as well as the underlying assumptions used to derive these amounts. The recorded liability and asset reflect the most recent available information as of this filing. However, it is reasonably possible that Armstrong's total exposure to personal injury claims may be greater than the recorded liability, and, accordingly future charges to income may be necessary. While Armstrong believes that potential future charges may be material to the periods in which they are taken, Armstrong does not believe the charges will have a material adverse effect on its financial position or liquidity.

ENVIRONMENTAL MATTERS
Most of Armstrong's manufacturing and certain of Armstrong's research facilities are affected by federal, state and local environmental laws. These laws relate to the discharge of materials or otherwise relate to the protection of the environment. Armstrong has made, and intends to continue to make, necessary expenditures for compliance with applicable laws. Armstrong incurred capital expenditures of approximately $5.5 million in 1999, $6.7 million in 1998 and $1.2 million in 1997 for environmental compliance and control facilities and anticipates annual expenditures for those purposes to continue within this range for the years 2000 and 2001. Armstrong does not anticipate that it will incur significant capital expenditures in order to meet the requirements of the Clean Air Act of 1990 and the final implementing regulations promulgated by various state agencies. Until all new regulatory requirements are known, uncertainty will remain regarding future estimates of capital expenditures.
   As with many industrial companies, Armstrong is currently involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"), and similar state laws at approximately 22 sites. In most cases, Armstrong is one of many potentially responsible parties ("PRPs") who have voluntarily agreed to jointly fund the required investigation and remediation of each site. With regard to some sites, however, Armstrong disputes the liability, the proposed remedy or the proposed cost allocation among the PRPs. Armstrong may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies. Armstrong is also remediating environmental contamination resulting from past industrial activity at certain of its current and former plant sites.
   Estimates of future liability are based on an evaluation of currently available facts regarding each individual site and consider factors including existing technology, presently enacted laws and regulations and prior company experience in remediation of contaminated sites. Although current law imposes joint and several liability on all parties at any Superfund site, Armstrong's contribution to the remediation of these sites is expected to be limited by the number of other companies also identified as potentially liable for site costs. As a result, Armstrong's estimated liability reflects only Armstrong's expected share. In determining the probability of contribution, Armstrong considers the solvency of the parties, whether responsibility is being disputed, the terms of any existing agreements and experience regarding similar matters.
   Liabilities of $14.7 million at December 31, 1999, and $18.3 million at December 31, 1998, were for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the amount of the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each individual site, these liabilities are reviewed to reflect additional information as it becomes available.
   The estimated liabilities do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or probable of recovery through negotiation or litigation.
   Actual costs to be incurred at identified sites in the future may vary from the estimates, given the inherent uncertainties in evaluating environmental liabilities. Subject to the imprecision in estimating environmental remediation costs, Armstrong believes that any sum it may have to pay in connection with environmental matters in excess of the amounts noted above would not have a material adverse effect on its financial condition, liquidity or results of operations, although the recording of future costs may be material to earnings in such future period.

Independent auditors' report

The Board of Directors and Shareholders,
Armstrong World Industries, Inc.:

We have audited the consolidated financial statements of Armstrong World Industries, Inc., and subsidiaries as listed in the accompanying index on page
33. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index on page 33. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Armstrong World Industries, Inc., and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Philadelphia, Pennsylvania
February 2, 2000

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
---------------------

Not applicable.


                                   PART III
                                   --------


Item 10.  Directors and Executive Officers of the Registrant
-------------------------------------------------------------

Directors of the Registrant
----------------------------

The information appearing in the tabulation in the section captioned "Election of Directors" on pages 8-11 of the Company's 2000 Proxy Statement is incorporated by reference herein.

Executive Officers of the Registrant
-------------------------------------

George A. Lorch -- Age 58; Chairman of the Board since April 25, 1994; and President (Chief Executive Officer) since September 7, 1993; Member of the Executive Committee of the Board of Directors since March, 1988; Executive Vice President, 1988 to 1993; Group Vice President for Carpet Operations, 1983 to 1988.

Marc R. Olivie -- Age 46; President, Worldwide Building Products Operations since October 15, 1996; and the following positions with Sara Lee Corporation (branded consumer products): President, Sara Lee Champion Europe, Inc. (Italy), March 1994-October 1996; Vice President, Corporate Development, Sara Lee/DE (Netherlands), September 1993-March 1994.

Robert J. Shannon, Jr. -- Age 51, President, Worldwide Floor Products Operations since February 1, 1997; President Floor Products Operations International February 1, 1996,-February 1, 1997; President American Olean Tile Company, Inc. March 1, 1992-December 29, 1995.

Ulrich J. Weimer -- Age 55; President, Armstrong Insulation Products since February 1, 1996; Managing Director, Armstrong World Industries G.m.b.H. since December 11, 1995; General Manager, Worldwide Insulation Products Operations, February 1, 1993-June 1, 1995.

Douglas L. Boles -- Age 42; Executive Vice President, Human Resources since March 14, 2000; Senior Vice President, Human Resources since March 1, 1996; and the following positions with PepsiCo (consumer products): Vice President of Human Resources, Pepsi Foods International Europe Group (U.K.), June 1995-February 1996; Vice President of Human Resources, Walkers Snack Foods (U.K.), March 1994-June 1995; Vice President of Human Resources, Snack Ventures Europe (Netherlands), September 1992-March 1994.

Deborah K. Owen -- Age 48; Senior Vice President, Secretary and General Counsel since January 1, 1998; Attorney, Law Offices of Deborah K. Owen, Columbia, MD, September 1996-September 1997; Partner, Arent Fox Kintner Plotkin & Kahn, PLLC, Washington DC, August 1994-August 1996; Commissioner, Federal Trade Commission, Washington, DC, October 1989-August 1994.

Frank A. Riddick, III -- Age 43; Executive Vice President and Chief Operating Officer since March 14, 2000; Senior Vice President, Finance and Chief Financial Officer since April 1995; Controller FMC Corporation, Chicago, IL (chemicals, machinery), May 1993-March 1995.

William C. Rodruan -- Age 45; Vice President and Controller since July 26, 1999; Director, Corporate Transformation and Shared Services from February 1, 1997, through July 26, 1999; Vice President of Finance, Corporate Retail Accounts from July 1, 1994 through February 1, 1997.

E. Follin Smith -- Age 40; Senior Vice President and Chief Financial Officer since March 14, 2000; Vice President and Treasurer since August 1998; and the following positions with General Motors Corporation (automobile manufacturer):
Chief Financial Officer, Delphi Chassis Systems, April 1997-July 1998; Assistant Treasurer, October, 1994-April 1997; Vice President, Finance, General Motors Acceptance Corporation, May 1994-September 1994; Treasurer, General Motors of Canada Limited, June 1992-April 1994.

Dr. Bernd F. Pelz -- Age 56; President DLW Aktiengesellschaft since September 1998; Member of the Executive Board, DLW Aktiengesellschaft since April 1990, and its Chairman since October 1991.

Floyd F. Sherman -- Age 60; President, Wood Products Operations since July 24, 1998; and the following positions with Triangle Pacific Corp.: Chairman of the Board and Chief Executive Officer since July 1992; President 1981-November 1994.

Stephen E. Stockwell -- Age 54, Senior Vice President Floor Products, Americas, Residential Sales, since July 28, 1998; President, Corporate Retail Accounts Division, November 22, 1994 through July 28, 1998; Vice President, Corporate Retail Accounts, July 1, 1994 through November 22, 1994; General Manager, Residential Sales, Floor Division, January 26, 1994 through July 1, 1994; Field Sales Manager, Floor Division, 1988 through 1994.

All information presented above is current as of March 14, 2000. The term of office for each Executive Officer in his present capacity is one year, and each such Executive Officer will serve until reelected or until a successor is elected at the annual meeting of directors which follows the annual shareholders' meeting. Each Executive Officer has been employed by us in excess of five continuous years with the exception of Messrs. Olivie, Boles, Riddick, Pelz, Sherman and Mses. Owen and Smith.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

The information appearing in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" on page 15 of the Company's 2000 Proxy Statement is incorporated by reference herein.


Item 11.  Executive Compensation
---------------------------------

The information appearing in the sections captioned "Compensation of Directors" on page 12 and "Executive Officers' Compensation," (other than the information contained under the subcaption "Performance Graph") and "Retirement Income Plan Benefits," on pages 17-22 of the Company's 2000 Proxy Statement is incorporated by reference herein.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

The information appearing in the sections captioned "Stock Ownership of Certain Beneficial Owners" on pages 22-23 and "Directors' and Executive Officers' Stock Ownership" on pages 14-15 of the Company's 2000 Proxy Statement is incorporated by reference herein.


Item 13.  Certain Relationships and Related Transactions
---------------------------------------------------------

The information appearing under the heading "Transactions with Organizations Affiliated with Directors" appearing on page 23 of the Company's 2000 Proxy Statement is incorporated by reference herein.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
---------------------------------------------------------------------------

The financial statements and schedule filed as a part of this Annual Report on Form 10-K are listed in the "Index to Financial Statements and Schedules" on page 33.

a.  The following exhibits are filed as a part of this Annual Report on   Form
10-K:

                                    Exhibits
                                    --------

No. 3(a) Registrant's By-laws, as amended, effective September 20, 1999, are incorporated by reference herein from registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, wherein they appear as Exhibit 3.

No. 3(b) Registrant's restated Articles of Incorporation, as amended, are incorporated by reference herein from registrant's 1994 Annual Report on Form 10-K wherein they appear as Exhibit 3(b).

No. 4(a) Registrant's Rights Agreement effective as of March 21, 1996, between the registrant and Chemical Mellon Shareholder Services, L.L.C., as Rights Agent, relating to the registrant's Preferred Stock Purchase Rights is incorporated by reference herein from registrant's registration statement on Form 8-A/A dated March 15, 1996, wherein it appeared as Exhibit 4. American Stock Transfer and Trust Company is the successor Rights Agent under this Agreement.

No. 4(b) Registrant's Retirement Savings and Stock Ownership Plan effective as of October 1, 1996, as amended November 5, 1999. *

No. 4(c) Registrant's $450,000,000 Credit Agreement (5-year) dated as of October 29, 1998, among the registrant, The Chase Manhattan Bank, as administrative agent, and the banks listed therein, is incorporated herein by reference from registrant's 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(f).

No. 4(d) Registrant's Indenture, dated as of August 6, 1996, between the Registrant and The Chase Manhattan Bank, formerly known as Chemical Bank, as successor to Mellon Bank, N.A., as Trustee, is incorporated herein by reference from registrant's registration statement on Form S-3/A dated August 14, 1996, wherein it appeared as Exhibit 4.1.

No. 4(e) Copy of portions of the registrant's Board of Directors' Pricing Committee's resolutions establishing the terms and conditions of $200,000,000 of 6.35% Senior Notes Due 2003 and $150,000,000 of 6 1/2% Senior Notes Due 2005, is incorporated herein by reference from registrant's 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(h).

No. 4(f) Copy of portions of the registrant's Board of Directors' Pricing Committee's resolutions establishing the terms and conditions of $180,000,000 of 7.45% Senior Quarterly Interest Bonds Due 2038, is incorporated herein by reference from registrant's 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(i).

                 Registrant agrees to furnish to the Commission upon request copies of instruments defining the rights of holders of long-term debt of the registrant and its subsidiaries which are not filed herewith in accordance with applicable rules of the Commission because the total amount of securities authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.

No. 10(i)(a)     Registrant's Agreement Concerning Asbestos-Related Claims dated
                 June 19, 1985, (the "Wellington Agreement") among the registrant and other companies is incorporated by reference herein from registrant's 1997 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(a).

No. 10(i)(b)     Producer Agreement concerning Center for Claims Resolution, as amended, among the registrant and other companies.

No. 10(i)(c)     Indenture, dated as of March 15, 1988, between the registrant and Morgan Guaranty Trust Company of New York, as Trustee, as to which The First National Bank of Chicago is successor trustee, (relating to the registrant's $125 million 9-3/4%
                 Debentures due 2008 and Series A Medium Term Notes) is incorporated herein by reference from registrant's 1995 Annual
                 Report on Form 10-K wherein it appeared as Exhibit 4(c).

No. 10(i)(d)     Senior Indenture dated as of December 23, 1998 between
                 Registrant and First National Bank of Chicago, as Trustee, is incorporated herein by reference from the registrant's
                 Registration Statement on Form S-3 (File No. 333- 74501) dated
                 March 16, 1999, wherein it appeared as Exhibit 4.3.

No. 10(i)(e)     Global Note representing $200 million of 7.45% Senior Notes due
                 2029 is incorporated by reference herein from the registrant's
                 Current Report on Form 8-K which was filed with the Commission on May 29, 1999, wherein it appeared as Exhibit 4.2.

No. 10(i)(f)     Agreement and Plan of Merger dated as of June 12, 1998, among the registrant, Triangle Pacific Corp., and Sapling
                 Acquisition, Inc., is incorporated by reference herein from registrant's Form 8-K filed on June 15, 1998, wherein it appeared as Exhibit 10.1.

No. 10(i)(g)     Agreement and Plan of Merger, dated as of June 30, 1999 by and among AISI Acquisition Corp. and registrant and Armstrong
                 Industrial Specialties, Inc. is incorporated by reference herein from registrant's Current Report on Form 8- K filed on July 14, 1999, wherein it appeared as Exhibit 1.

No. 10(i)(h)     Registrant's $450,000,000 Credit Agreement (364-day) dated as of October 29, 1998, among the registrant, The Chase Manhattan
                 Bank as administrative agent, and listed banks, is incorporated herein by reference from registrant's 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(e).

No. 10(i)(i)     Amended and Restated Credit Agreement dated as of October 21,
                 1999, among the registrant, The Chase Manhattan Bank as administrative agent, and listed banks, which amends Exhibit
                 10(i)(h) in certain respects.

No. 10(iii)(a)   Registrant's Long-Term Stock Option Plan for Key Employees, as
                 amended, is incorporated by reference herein from registrant's
                 1995 Annual Report on Form 10-K wherein it appeared as Exhibit
                 10(iii)(a). *

No. 10(iii)(b)   Form of agreement between DLW and Dr. Bernd F. Pelz, as
                 amended. *

No. 10(iii)(c)   Registrant's Directors' Retirement Income Plan, as amended, is incorporated by reference herein from registrant's 1996 Annual
                 Report on Form 10-K wherein it appeared as Exhibit 10(iii)(c).
                 *

No. 10(iii)(d)   Registrant's Management Achievement Plan for Key Executives, as
                 amended December 13, 1999 *

No. 10(iii)(e)   Registrant's Retirement Benefit Equity Plan (formerly known as the Excess Benefit Plan), as amended January 1, 2000. *

No. 10(iii)(f)   Copy of Registrant's Deferred Compensation Plan, as amended
                 January 1, 2000. *

No. 10(iii)(g)   Registrant's Employment Protection Plan for Salaried Employees
                 of Armstrong World Industries, Inc., as amended, is
                 incorporated by reference herein from registrant's 1994 Annual
                 Report on Form 10-K wherein it appeared as Exhibit 10(iii)(g).
                 *

No. 10(iii)(h)   Registrant's Restricted Stock Plan For Nonemployee Directors,
                 as amended, is incorporated by reference herein from registrant's 1996 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(h).*

No. 10(iii)(i)   Registrant's Severance Pay Plan for Salaried Employees, as
                 amended July 13, 1998, is incorporated by reference herein from registrant's 1998 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(i). *

No. 10(iii)(j)   Registrant's 1999 Long-Term Stock Incentive Plan*

No. 10(iii)(k)   Form of Agreement between the Company and certain of its
                 Executive Officers, together with a schedule identifying those executives and the material differences among the agreements to which each executive is a party. *

No. 10(iii)(l)   Form of Indemnification Agreement between the registrant and each of the registrant's Directors, is incorporated by reference herein from registrant's 1996 Annual Report on Form
                 10-K wherein it appeared as Exhibit 10(iii)(l). *

No. 10(iii)(m)   Registrant's Bonus Replacement Retirement Plan, dated as of
                 January 1, 1998, as amended, is incorporated by reference herein from registrant's 1998 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(m). *

No. 10(iii)(n)   Copy of Employment Agreement between the registrant and George
                 A. Lorch dated as of December 13, 1999. *

No. 11(a)        Computation for basic earnings.

No. 11(b)        Computation for diluted earnings per share.

No. 12           Ratio of Earnings to Fixed Charges

No. 21           List of the registrant's domestic and foreign subsidiaries.

No. 23           Consent of Independent Auditors.

No. 24           Powers of Attorney and authorizing resolutions.

No. 27           Financial Data Statement

                 * Compensatory Plan

b. The following reports on Form 8-K were filed during the last quarter of 1999:

    None.

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

                                       ARMSTRONG WORLD INDUSTRIES, INC.
                                       --------------------------------
                                       (Registrant)

                                       By   /s/ George A. Lorch
                                          ----------------------------
                                          Chairman

                                       Date    March 15, 2000
                                            -------------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Directors and Principal Officers of the registrant:


George A. Lorch              Chairman and President
                             (Principal Executive Officer)
Frank A. Riddick, III        Senior Vice President, Finance
                             (Principal Financial Officer)
William C. Rodruan           Vice President and Controller
                             (Principal Accounting Officer)
H. Jesse Arnelle             Director
Van C. Campbell              Director
Donald C. Clark              Director
Judith R. Haberkorn          Director
John A. Krol                 Director
David M. LeVan               Director
James E. Marley              Director
David W. Raisbeck            Director
Jerre L. Stead               Director


                                       By      /s/ George A. Lorch
                                         ----------------------------------
                                             (George A. Lorch, as
                                             attorney-in-fact and on his own
                                             behalf)
                                             As of March 15, 2000

                                                                     SCHEDULE II
                                                                     -----------


            Valuation and Qualifying Reserves of Accounts Receivable
            --------------------------------------------------------

                           For Years Ended December 31
                          ---------------------------
                             (amounts in millions)



Provision for Losses                          1999      1998     1997
--------------------                        --------  --------  -------
Balance at Beginning of Year                $  18.2   $  12.8   $ 10.9
Additions Charged to Earnings                  12.1       7.2      7.3
Deductions                                     (5.0)    (11.4)    (5.4)
Balances via acquisitions/(divestitures)       (0.1)      9.6       --
                                            -------   -------   ------
Balance at End of Year                      $  25.2   $  18.2   $ 12.8
                                            =======   =======   ======
-----------------------------------------------------------------------
Provision for Discounts
-----------------------

Balance at Beginning of Year                $  31.6   $  24.7   $ 24.0
Additions Charged to Earnings                 112.4      93.3     76.7
Deductions                                   (120.8)    (88.8)   (76.0)
Balance via acquisitions/(divestitures)        (0.5)      2.4       --
                                            -------   -------   ------
Balance at End of Year                      $  22.7   $  31.6   $ 24.7
                                            =======   =======   ======
-----------------------------------------------------------------------
Total Provision for Discounts and Losses
----------------------------------------

Balance at Beginning of Year                $  49.8   $  37.5   $ 34.9
Additions Charged to Earnings                 124.5     100.5     84.0
Deductions                                   (125.8)   (100.2)   (81.4)
Balances via acquisitions/(divestitures)       (0.6)     12.0       --
                                            -------   -------   ------
Balance at End of Year                      $  47.9   $  49.8   $ 37.5
                                            =======   =======   ======

                                  EXHIBIT INDEX

No. 3(a) Registrant's By-laws, as amended, effective September 20, 1999, are incorporated by reference herein from registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, wherein they appear as Exhibit 3.

No. 3(b) Registrant's restated Articles of Incorporation, as amended, are incorporated by reference herein from registrant's 1994 Annual Report on Form 10-K wherein they appear as Exhibit 3(b).

No. 4(a) Registrant's Rights Agreement effective as of March 21, 1996, between the registrant and Chemical Mellon Shareholder Services, L.L.C., as Rights Agent, relating to the registrant's Preferred Stock Purchase Rights is incorporated by reference herein from registrant's registration statement on Form 8-A/A dated March 15, 1996, wherein it appeared as Exhibit 4. American Stock Transfer and Trust Company is the successor Rights Agent under this Agreement.

No. 4(b) Registrant's Retirement Savings and Stock Ownership Plan effective as of October 1, 1996, as amended November 5, 1999. *

No. 4(c) Registrant's $450,000,000 Credit Agreement (5-year) dated as of October 29, 1998, among the registrant, The Chase Manhattan Bank, as administrative agent, and the banks listed therein, is incorporated herein by reference from registrant's 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(f).

No. 4(d) Registrant's Indenture, dated as of August 6, 1996, between the Registrant and The Chase Manhattan Bank, formerly known as Chemical Bank, as successor to Mellon Bank, N.A., as Trustee, is incorporated herein by reference from registrant's registration statement on Form S-3/A dated August 14, 1996, wherein it appeared as Exhibit 4.1.

No. 4(e) Copy of portions of the registrant's Board of Directors' Pricing Committee's resolutions establishing the terms and conditions of $200,000,000 of 6.35% Senior Notes Due 2003 and $150,000,000 of 6 1/2% Senior Notes Due 2005, is incorporated herein by reference from registrant's 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(h).

No. 4(f) Copy of portions of the registrant's Board of Directors' Pricing Committee's resolutions establishing the terms and conditions of $180,000,000 of 7.45% Senior Quarterly Interest Bonds Due 2038, is incorporated herein by reference from registrant's 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(i).

                 Registrant agrees to furnish to the Commission upon request copies of instruments defining the rights of holders of long-term debt of the registrant and its subsidiaries which are not filed herewith in accordance with applicable rules of the Commission because the total amount of securities authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.

No. 10(i)(a)     Registrant's Agreement Concerning Asbestos-Related Claims dated
                 June 19, 1985, (the "Wellington Agreement") among the registrant and other companies is incorporated by reference herein from registrant's 1997 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(a).

No. 10(i)(b)     Producer Agreement concerning Center for Claims Resolution, as amended, among the registrant and other companies.

No. 10(i)(c)     Indenture, dated as of March 15, 1988, between the registrant and Morgan Guaranty Trust Company of New York, as Trustee, as to which The First National Bank of Chicago is successor trustee, (relating to the registrant's $125 million 9-3/4%
                 Debentures due 2008 and Series A Medium Term Notes) is incorporated herein by reference from registrant's 1995 Annual
                 Report on Form 10-K wherein it appeared as Exhibit 4(c).

No. 10(i)(d)     Senior Indenture dated as of December 23, 1998 between
                 Registrant and First National Bank of Chicago, as Trustee, is incorporated herein by reference from the registrant's
                 Registration Statement on Form S-3 (File No. 333- 74501) dated
                 March 16, 1999, wherein it appeared as Exhibit 4.3.

No. 10(i)(e)     Global Note representing $200 million of 7.45% Senior Notes due
                 2029 is incorporated by reference herein from the registrant's
                 Current Report on Form 8-K which was filed with the Commission on May 29, 1999, wherein it appeared as Exhibit 4.2.

No. 10(i)(f)     Agreement and Plan of Merger dated as of June 12, 1998, among the registrant, Triangle Pacific Corp., and Sapling
                 Acquisition, Inc., is incorporated by reference herein from registrant's Form 8-K filed on June 15, 1998, wherein it appeared as Exhibit 10.1.

No. 10(i)(g)     Agreement and Plan of Merger, dated as of June 30, 1999 by and among AISI Acquisition Corp. and registrant and Armstrong
                 Industrial Specialties, Inc. is incorporated by reference herein from registrant's Current Report on Form 8- K filed on July 14, 1999, wherein it appeared as Exhibit 1.

No. 10(i)(h)     Registrant's $450,000,000 Credit Agreement (364-day) dated as of October 29, 1998, among the registrant, The Chase Manhattan
                 Bank as administrative agent, and listed banks, is incorporated herein by reference from registrant's 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(e).

No. 10(i)(i)     Amended and Restated Credit Agreement dated as of October 21,
                 1999, among the registrant, The Chase Manhattan Bank as administrative agent, and listed banks, which amends Exhibit
                 10(i)(h) in certain respects.

No. 10(iii)(a)   Registrant's Long-Term Stock Option Plan for Key Employees, as
                 amended, is incorporated by reference herein from registrant's
                 1995 Annual Report on Form 10-K wherein it appeared as Exhibit
                 10(iii)(a). *

No. 10(iii)(b)   Form of agreement between DLW and Dr. Bernd F. Pelz, as
                 amended. *

No. 10(iii)(c)   Registrant's Directors' Retirement Income Plan, as amended, is incorporated by reference herein from registrant's 1996 Annual
                 Report on Form 10-K wherein it appeared as Exhibit
                 10(iii)(c). *

No. 10(iii)(d)   Registrant's Management Achievement Plan for Key Executives, as
                 amended December 13, 1999 *

No. 10(iii)(e)   Registrant's Retirement Benefit Equity Plan (formerly known as the Excess Benefit Plan), as amended January 1, 2000. *

No. 10(iii)(f)   Copy of Registrant's Deferred Compensation Plan, as amended
                 January 1, 2000. *

No. 10(iii)(g)   Registrant's Employment Protection Plan for Salaried Employees
                 of Armstrong World Industries, Inc., as amended, is incorporated by reference herein from registrant's 1994 Annual
                 Report on Form 10-K wherein it appeared as Exhibit
                 10(iii)(g). *

No. 10(iii)(h)   Registrant's Restricted Stock Plan For Nonemployee Directors,
                 as amended, is incorporated by reference herein from registrant's 1996 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(h).*

No. 10(iii)(i)   Registrant's Severance Pay Plan for Salaried Employees, as
                 amended July 13, 1998, is incorporated by reference herein from registrant's 1998 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(i). *

No. 10(iii)(j)   Registrant's 1999 Long-Term Stock Incentive Plan*

No. 10(iii)(k)   Form of Agreement between the Company and certain of its
                 Executive Officers, together with a schedule identifying those executives and the material differences among the agreements to which each executive is a party. *

No. 10(iii)(l)   Form of Indemnification Agreement between the registrant and each of the registrant's Directors, is incorporated by reference herein from registrant's 1996 Annual Report on Form
                 10-K wherein it appeared as Exhibit 10(iii)(l). *

No. 10(iii)(m)   Registrant's Bonus Replacement Retirement Plan, dated as of
                 January 1, 1998, as amended, is incorporated by reference herein from registrant's 1998 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(m). *

No. 10(iii)(n)   Copy of Employment Agreement between the registrant and George
                 A. Lorch dated as of December 13, 1999. *

No. 11(a)        Computation for basic earnings.

No. 11(b)        Computation for diluted earnings per share.

No. 12           Ratio of Earnings to Fixed Charges

No. 21           List of the registrant's domestic and foreign subsidiaries.

No. 23           Consent of Independent Auditors.

No. 24           Powers of Attorney and authorizing resolutions.

No. 27           Financial Data Statement

                 * Compensatory Plan