Form 10-Q
period 2000-03-31
ARMSTRONG WORLD INDUSTRIES INC
filed 2000-05-15
CIK 7431

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2000


                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _______  to  _______


                         Commission file number 1-2116
                                                ------


                       ARMSTRONG WORLD INDUSTRIES, INC.
                       --------------------------------
            (Exact name of registrant as specified in its charter)


       Pennsylvania                                        23-0366390
--------------------------------------------      ------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


P. O. Box 3001, Lancaster, Pennsylvania                        17604
--------------------------------------------      ------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code           (717) 397-0611
                                                    ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes  X      No_____
                                                  ----

Number of shares of registrant's common stock outstanding as of April 27, 2000 - 40,255,499

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

                                                                       Three Months Ended
                                                                            March 30
                                                                            --------
                                                                        2000        1999
                                                                        ----        ----
Net sales                                                              $773.3      $772.8
Cost of goods sold                                                      537.0       519.1
                                                                       ------      ------
Gross profit                                                            236.3       253.7

Selling, general and administrative expense                             165.7       157.8
Goodwill amortization                                                     6.1         6.1
Equity (earnings) from affiliates                                        (4.7)       (3.9)
                                                                       ------      ------
Operating income                                                         69.2        93.7

Interest expense                                                         25.9        26.7
Other (income) expenses, net                                              0.6        (0.6)
                                                                       ------      ------
Earnings from continuing operations before income taxes                  42.7        67.6
Income taxes                                                             16.7        26.4
                                                                       ------      ------

Earnings from continuing operations                                    $ 26.0      $ 41.2

Earnings from discontinued operations, net of
  income tax of $2.1 million in 2000 and $3.1 million in 1999             4.7         7.1
                                                                       ------      ------

Net earnings                                                           $ 30.7      $ 48.3
                                                                       ======      ======


Earnings per share of common stock, continuing operations:
  Basic                                                                $ 0.65      $ 1.03
  Diluted                                                              $ 0.65      $ 1.02

Earnings per share of common stock, discontinued operations:
  Basic                                                                $ 0.12      $ 0.18
  Diluted                                                              $ 0.11      $ 0.18

Net earnings per share of common stock:
  Basic                                                                $ 0.77      $ 1.21
  Diluted                                                              $ 0.76      $ 1.20

Average number of common shares outstanding:
  Basic                                                                  40.1        39.8
  Diluted                                                                40.3        40.2

See accompanying footnotes to the unaudited condensed consolidated financial statements beginning on page 6.

                             Armstrong World Industries, Inc., and Subsidiaries
                                    Condensed Consolidated Balance Sheets
                                            (amounts in millions)
                                                  Unaudited

          Assets                                            March 31, 2000           December 31, 1999
          ------                                            --------------           -----------------
Current assets:
      Cash and cash equivalents                             $   19.2                   $   26.6
      Accounts receivable less allowance                       429.3                      403.4
      Inventories:
           Finished goods                                      273.3                      257.9
           Work in process                                      43.1                       42.4
           Raw materials and supplies                          158.1                      154.6
                                                            --------                   --------
              Total gross inventories                          474.5                      454.9
            Less LIFO and other reserves                        49.3                       48.0
                                                            --------                   --------
              Total inventories                                425.2                      406.9

      Deferred income taxes                                     40.6                       40.6
      Net assets of discontinued operations                    103.9                       93.5
      Other current assets                                      79.7                       86.7
                                                            --------                   --------
              Total current assets                           1,097.9                    1,057.7

Property, plant, and equipment                               2,475.3                    2,481.1
      Less accumulated depreciation and amortization         1,138.0                    1,123.6
                                                            --------                   --------
              Net property, plant and equipment              1,337.3                    1,357.5

Insurance for asbestos-related liabilities, noncurrent         270.0                      270.0
Investment in affiliates                                        32.3                       34.2
Goodwill, net                                                  922.0                      935.1
Other intangibles, net                                          54.0                       54.9
Other noncurrent assets                                        390.2                      374.4
                                                            --------                   --------
              Total assets                                  $4,103.7                   $4,083.8
                                                            ========                   ========

      Liabilities and Shareholders' Equity
      ------------------------------------
Current liabilities:
      Short-term debt                                       $  229.9                   $   64.7
      Current installments of long-term debt                    31.2                       36.1
      Accounts payable and accrued expenses                    575.8                      636.2
      Income taxes                                               3.3                        2.1
                                                            --------                   --------
              Total current liabilities                        840.2                      739.1

Long-term debt, less current installments                    1,359.7                    1,412.9
Employee Stock Ownership Plan (ESOP) loan guarantee            155.3                      155.3
Postretirement and postemployment benefit liabilities          245.4                      244.5
Pension benefit liabilities                                    161.6                      166.2
Asbestos-related long-term liabilities                         470.0                      506.5
Other long-term liabilities                                    101.2                      105.4
Deferred income taxes                                           65.0                       62.9
Minority interest in subsidiaries                                9.9                       11.8
                                                            --------                   --------
              Total noncurrent liabilities                   2,568.1                    2,665.5

Shareholders' equity:
      Common stock                                              51.9                       51.9
      Capital in excess of par value                           180.6                      176.4
      Reduction for ESOP loan guarantee                       (185.4)                    (190.3)
      Retained earnings                                      1,207.9                    1,196.2
      Accumulated other comprehensive loss                     (21.7)                     (16.5)
      Treasury stock                                          (537.9)                    (538.5)
                                                            --------                   --------
              Total shareholders' equity                       695.4                      679.2
                                                            --------                   --------
              Total liabilities and shareholders' equity    $4,103.7                   $4,083.8
                                                            ========                   ========

See accompanying footnotes to the unaudited condensed consolidated financial statements beginning on page 6.

              Armstrong World Industries, Inc., and Subsidiaries
           Condensed Consolidated Statements of Shareholders' Equity
                             (amounts in millions)
                                   Unaudited

                                                                    2000                      1999
                                                                    ----                      ----
Common stock, $1 par value:
---------------------------
Balance at beginning of year & March 31                           $   51.9                  $   51.9
                                                                  --------                  --------

Capital in excess of par value:
-------------------------------
Balance at beginning of year                                      $  176.4                  $  173.0
Stock issuances and other                                              4.2                       0.6
                                                                  --------                  --------
Balance at March 31                                               $  180.6                  $  173.6
                                                                  --------                  --------

Reduction for ESOP loan guarantee:
----------------------------------
Balance at beginning of year                                      $ (190.3)                 $ (199.1)
Accrued compensation                                                   4.9                       3.5
                                                                  --------                  --------
Balance at March 31                                               $ (185.4)                 $ (195.6)
                                                                  --------                  --------

Retained earnings:
------------------
Balance at beginning of year                                      $1,196.2                  $1,257.0
Net earnings                                                          30.7     $ 30.7           48.3    $ 48.3
Tax benefit on dividends paid on
  unallocated common shares                                            0.3                       0.4
                                                                  --------                  --------
  Total                                                           $1,227.2                  $1,305.7
Less common stock dividends                                           19.3                      19.2
                                                                  --------                  --------
Balance at March 31                                               $1,207.9                  $1,286.5
                                                                  --------                  --------

Accumulated other comprehensive income (loss):
----------------------------------------------
Balance at beginning of year                                      $  (16.5)                 $  (25.4)
  Foreign currency translation adjustments and
     hedging activities                                               (5.2)                      1.1
  Minimum pension liability adjustments                                  -                      (2.2)
                                                                  --------                  --------
 Total other comprehensive income                                     (5.2)      (5.2)          (1.1)     (1.1)
                                                                  --------     ------       --------    ------
Balance at March 31                                               $  (21.7)                 $  (26.5)
                                                                  --------                  --------

Comprehensive income                                                           $ 25.5                   $ 47.2
--------------------                                                           ======                   ======

Less treasury stock at cost:
----------------------------
Balance at beginning of year                                      $  538.5                  $  547.7
Stock purchases                                                          -                       0.4
Stock issuance activity, net                                          (0.6)                     (1.0)
                                                                  --------                  --------
Balance at March 31                                               $  537.9                  $  547.1
                                                                  --------                  --------

Total shareholders' equity                                        $  695.4                  $  742.8
                                                                  ========                  ========

See accompanying footnotes to the unaudited condensed consolidated financial statements beginning on page 6.

              Armstrong World Industries, Inc., and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                             (amounts in millions)
                                   Unaudited

                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                                   2000            1999
                                                                                                   ----            ----
Cash flows from operating activities:
     Net earnings                                                                                 $ 30.7          $ 48.3
     Adjustments to reconcile net earnings to net cash
           provided by operating activities:
       Depreciation and amortization, continuing operations                                         39.5            39.7
       Depreciation and amortization, discontinued operations                                        2.5             2.7
       Deferred income taxes                                                                         5.0            12.1
       Equity earnings from affiliates                                                              (4.7)           (3.9)
       Reorganization and restructuring payments                                                    (1.8)           (9.4)
       Payments for asbestos-related claims, net of recoveries                                     (36.5)          (35.4)
       Increase in net assets of discontinued operations                                           (10.4)           (6.8)
Changes in operating assets and liabilities net of effects of reorganization, restructuring and dispositions:

       Increase in receivables                                                                     (34.5)          (53.2)
       Increase in inventories                                                                     (25.8)          (22.5)
       Decrease in other current assets                                                             14.8            22.8
       Increase in other noncurrent assets                                                         (19.9)          (25.0)
       Decrease in accounts payable and accrued expenses                                           (44.4)          (16.1)
       Increase in income taxes payable                                                              1.3            44.6
       Increase in other long-term liabilities                                                       6.6            15.7
       Other, net                                                                                    3.0             2.0
                                                                                                  ------          ------
Net cash provided by (used by) operating activities                                                (74.6)           15.6
                                                                                                  ------          ------

Cash flows from investing activities:
     Purchases of property, plant and equipment, continuing operations                             (29.3)          (35.0)
     Purchases of property, plant and equipment, discontinued operations                            (1.5)           (1.4)
     Investment in computer software                                                                (1.8)           (3.0)
     Distributions from equity affiliates                                                            5.0             2.8
     Proceeds from the sale of assets                                                                2.3               -
                                                                                                  ------          ------
Net cash used for investing activities                                                             (25.3)          (36.6)
                                                                                                  ------          ------

Cash flows from financing activities:
     Increase in short-term debt, net                                                              117.6            47.1
     Payments of long-term debt                                                                     (4.3)           (3.7)
     Cash dividends paid                                                                           (19.3)          (19.2)
     Purchase of common stock for the treasury, net                                                 (1.3)           (0.4)
     Proceeds from exercised stock options                                                           0.1             0.4
     Other, net                                                                                      1.5            (1.2)
                                                                                                  ------          ------
Net cash provided by financing activities                                                           94.3            23.0
                                                                                                  ------          ------

Effect of exchange rate changes on cash and cash equivalents                                        (1.8)           (1.7)
                                                                                                  ------          ------

Net increase (decrease) in cash and cash equivalents                                               ($7.4)         $  0.3
Cash and cash equivalents at beginning of period                                                  $ 26.6          $ 27.0
                                                                                                  ------          ------

Cash and cash equivalents at end of period                                                        $ 19.2          $ 27.3
                                                                                                  ======          ======

See accompanying notes to the unaudited condensed consolidated financial statements beginning on page 6.

Note 1. Operating results for the first quarter of 2000, compared with the
------
corresponding period of 1999 included in this report, are unaudited. However, these results have been reviewed by Armstrong's independent public accountants in accordance with established professional standards and procedures for a limited review of interim financial information. Armstrong announced an agreement to sell its Insulation Products segment on April 28, 2000 (see Note
2). Accordingly, the accompanying condensed consolidated financial statements reflect this business as a discontinued operation. Prior periods have been restated.

The accounting policies used in preparing these statements are the same as those used in preparing Armstrong's consolidated financial statements for the year ended December 31, 1999. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Armstrong's annual report and Form 10-K for the fiscal year ended December 31, 1999. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings. The first quarters of the wood products segment ended on April 1, 2000 and April 3, 1999. No events occurred between March 31 and these dates materially affecting Armstrong's financial position or results of operations.


Note 2. DISCONTINUED OPERATIONS
-------------------------------

On April 27, 2000, Armstrong entered into an agreement to sell all of the entities, assets and certain liabilities comprising its Insulation Products segment to Orion Einundvierzigste Beteiligungsgesellschaft Mbh, a subsidiary of the Dutch investment firm Gilde Investment Management N.V. for $280 million, subject to closing adjustments. The consideration includes approximately $250 million cash and $30 million in notes receivable. The notes receivable will be discounted to their fair market value of approximately $15.6 million. The consideration is primarily denominated in Euros and is subject to currency translation adjustments until closing. The transaction is expected to close by late May and result in an after tax gain of approximately $100 million, or $2.48 per share in Armstrong's second quarter.

The net assets of the Insulation Products segment are comprised of the following:

                                                March 31,  December 31,
                                                  2000         1999
                                                  ----         ----
       Cash                                     $   6.9      $  9.0
       Accounts receivable, net                    33.6        32.6
       Inventories, net                            21.3        22.8
       Property plant and equipment, net           78.7        81.6
       Short-term debt                             (6.4)       (6.2)
       Accounts payable and accrued expenses      (23.5)      (34.5)
       Pension liabilities                        (32.5)      (34.0)
       Other, net                                  25.8        22.2
                                                -------      ------

       Net assets of discontinued operations    $ 103.9      $ 93.5
                                                =======      ======

Note 3. INDUSTRY SEGMENTS
-------------------------
(amounts in millions)
                                                        Three months
                                                       ended March 31
Net sales to external customers                      2000             1999
-------------------------------                    ------           ------
Floor coverings                                    $368.5           $376.2
Building products                                   188.5            189.7
Wood products                                       216.3            187.0
All other                                             0.0             19.9
                                                   ------           ------
Total sales to external customers                  $773.3           $772.8
                                                   ======           ======

                                            Three months
                                           ended March 31
                                         2000             1999
                                         ----             ----
Segment operating income
------------------------
Floor coverings                        $ 29.7           $ 46.7
Building products                        25.7             29.7
Wood products                            17.9             18.5
All other                                 0.2              1.9
                                       ------           ------
Total segment operating income           73.5             96.8
Unallocated corporate expense            (4.3)            (3.1)
                                       ------           ------
Total consolidated operating income    $ 69.2           $ 93.7
                                       ======           ======

                                         March 31        December 31
Segment assets                             2000             1999
--------------                             ----             ----
Floor coverings                        $1,465.1         $1,477.6
Building products                         510.8            535.1
Wood products                           1,331.7          1,308.0
All other                                  16.1             16.0
                                       --------         --------
Total segment assets                    3,323.7          3,336.7
Assets not assigned to business units     780.0            747.1
                                       --------         --------
Total consolidated assets              $4,103.7         $4,083.8
                                       ========         ========


Note 4. REORGANIZATION AND RESTRUCTURING ACTIVITIES
---------------------------------------------------

The following table summarizes activity in the reorganization and restructuring accruals for the first quarter of 2000 and 1999:

                         Beginning         Cash                   Ending
(amounts in millions)     balance        payments      Other      balance
                          -------        ---------     ------     -------

2000                       $12.1          ($1.8)       ($0.2)       $10.1
1999                        30.6           (9.4)        (0.1)        21.1

The amount in "other" is primarily related to foreign currency translations. Substantially all of the remaining balance at March 31, 2000 relates to terminated employees with extended payouts, most of which will be paid during 2000, and a noncancelable operating lease.

Note 5. SUPPLEMENTAL CASH FLOW INFORMATION
------------------------------------------
(amounts in millions)                            Three Months Ended
                                                     March 31
                                                 2000       1999
                                                -----      -----
Interest paid                                   $25.5      $26.5
Income taxes paid (refunded), net               $10.2      $(5.3)


Note 6. EARNINGS PER SHARE
--------------------------

The difference between the average number of basic and diluted common shares outstanding is due to contingently issuable shares and the effect of dilutive stock options.

Note 7. OVERVIEW OF ASBESTOS-RELATED LEGAL PROCEEDINGS
------------------------------------------------------

Personal Injury Litigation

Armstrong is involved in significant asbestos-related litigation which is described more fully under the heading "Legal Proceedings" in Item 1 of Part II of this report which should be read in conjunction with this discussion and analysis. Armstrong is a defendant in approximately 172,200 pending personal injury claims as of March 31, 2000. During the first quarter of 2000, the Center for Claims Resolution ("Center") received and verified approximately 13,000 claims naming Armstrong as a defendant.

Asbestos-Related Liability

In continually evaluating its estimated asbestos-related liability, Armstrong reviews, among other things, its recent and historical settlement amounts, the incidence of past and recent claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it and the status and results of broad-based settlement discussions. Based on this review, Armstrong has estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. Armstrong will continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable.

Armstrong's estimation of its asbestos-related liability that is probable and estimable through 2005 ranges from $645.0 million to $1,301.4 million as of March 31, 2000. The range of probable and estimable liability reflects uncertainty in the number of future claims that will be filed and the cost to settle those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations and Armstrong's overall effective share of the ("Center's") liabilities. Armstrong has concluded that no amount within that range is more likely than any other, and therefore has reflected $645.0 million as a liability in the consolidated financial statements in accordance with generally accepted accounting principles. Of this amount, management expects to incur asbestos liability payments of approximately $175.0 million over the next 12 months and has reflected such amount as a current liability.

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

Although some settlements have already been reached, Armstrong is currently uncertain as to the ultimate success and timing of the remaining broad-based settlement discussions. However, if those discussions are unsuccessful or if unfavorable claims experiences occur, significant changes in the assumptions used in the estimate of Armstrong's liability may result. Those changes, if any, could lead to increases in the recorded liability.

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

Insurance Asset

As with its estimated asbestos related liability, Armstrong continually evaluates the probable insurance asset to be recorded. An insurance asset in the amount of $296.0 million is recorded as of March 31, 2000. No amounts were received in the first quarter of 2000 pursuant to existing settlements. Of the total amount, approximately $87.9 million represents partial settlement for previous claims which will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects Armstrong's belief in the availability of insurance in this amount, based upon Armstrong's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process that is in the trial phase of binding arbitration. Depending on further progress of the ADR, and activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, Armstrong may revise its estimate and additional insurance assets may be recorded in a future period. Of the $296.0 million asset, $26.0 million has been recorded as a current asset reflecting management's estimate of the minimum insurance payments to be received in the next 12 months. However, the actual amount of payments to be received in the next 12 months could increase dependent upon the nature and result of settlement discussions. Management estimates that the timing of future cash payments for the remainder of the recorded asset may extend beyond 10 years.


NOTE 8. - ENVIRONMENTAL LIABILITIES
-----------------------------------

Liabilities of $15.9 million and $14.7 million were recorded at March 31, 2000 and December 31, 1999, respectively, for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the amount of the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each individual site, these liabilities are reviewed to reflect additional information as it becomes available.

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

                      Independent Auditors' Review Report
                      -----------------------------------

The Board of Directors and Shareholders
Armstrong World Industries, Inc.:

We have reviewed the condensed consolidated balance sheet of Armstrong World Industries, Inc., and subsidiaries as of March 31, 2000, and the related condensed consolidated statements of earnings, cash flows and shareholders' equity for the three-month periods ended March 31, 2000 and 1999. These condensed consolidated financial statements are the responsibility of Armstrong's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Armstrong World Industries, Inc., and subsidiaries as of December 31, 1999, and the related consolidated statements of earnings, cash flows and shareholders' equity for the year then ended (not presented herein); and in our report dated February 2, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP



Philadelphia, Pennsylvania
April 28, 2000

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
of Operations
-------------

Financial Condition
-------------------

As shown on the condensed Consolidated Balance Sheets (see page 3), Armstrong had cash and cash equivalents of $19.2 million at March 31, 2000. Working capital was $257.7 million as of March 31, 2000, $60.9 million lower than the $318.6 million recorded at the end of 1999. The ratio of current assets to current liabilities was 1.31 to 1 as of March 31, 2000, compared with 1.43 to 1 as of December 31, 1999. The decreases from December 31, 1999 were due to higher short-term debt partially offset by lower accrued expenses, primarily due to annual incentive bonus payments made in the first quarter of 2000.

Long-term debt, excluding Armstrong's guarantee of an ESOP loan, decreased in the first quarter of 2000. At March 31, 2000, long-term debt of $1,359.7 million, or 55.0 percent of total capital, compared with $1,412.9 million, or
60.2 percent of total capital, at the end of 1999. At March 31, 2000, and December 31, 1999 ratios of total debt (including Armstrong's guarantee of the ESOP loan) as a percent of total capital were 71.9 percent and 71.1 percent, respectively.

As shown on the condensed Consolidated Statements of Cash Flows (see page 5), net cash used for operating activities for the three months ended March 31, 2000, was $74.6 million compared with net cash provided by operating activities of $15.6 million for the comparable period in 1999. The decrease was due to several items including lower net income, income taxes paid in the first quarter of 2000 compared to a net income tax refund in the first quarter of 1999 and a decrease in accrued expenses, primarily due to annual incentive bonus payments made in the first quarter of 2000.

Net cash used for investing activities was $25.3 million for the three months ended March 31, 2000, compared with $36.6 million for the three months ended March 31, 1999. The decrease was primarily due to lower capital spending and the proceeds from the sales of assets in 2000.

Net cash provided by financing activities was $94.3 million for the three months ended March 31, 2000 compared with $23.0 million for the three months ended March 31, 1999. The increase was primarily due to the $113.3 million net increase in debt during the first quarter of 2000 compared to the $43.4 million net increase in debt during the same period in 1999.

Armstrong is constantly evaluating its various business units and may from time to time dispose of, or restructure, those units. On April 27, 2000, Armstrong entered into an agreement to sell all of the entities, assets and certain liabilities comprising its Insulation Products segment to Orion Einundvierzigste Beteiligungsgesellschaft Mbh, a subsidiary of the Dutch investment firm Gilde Investment Management N.V. for $280 million, subject to closing adjustments. The consideration includes approximately $250 million cash and $30 million in notes receivable. The notes receivable will be discounted to their fair market value of approximately $15.6 million. The consideration is primarily denominated in Euros and is subject to currency translation adjustments until closing. The transaction is expected to close by late May and result in an after tax gain of approximately $100 million, or $2.48 per share in Armstrong's second quarter. Armstrong is also currently in divestiture discussions and evaluations related to its floor installation products division and its European carpet business.


Asbestos-Related Litigation
---------------------------

Armstrong is involved in significant asbestos-related litigation which is described more fully under the heading "Legal Proceedings" in Item 1 of Part II of this report which should be read in conjunction with this discussion and analysis. Armstrong is a defendant in approximately 172,200 pending personal injury claims as of March 31, 2000. During the first quarter of 2000, the Center for Claims Resolution ("Center") received and verified approximately 13,000 claims naming Armstrong as a defendant.

Armstrong continues to seek broad-based settlements of claims through the Center. To date, the Center has reached agreements with several law firms that cover approximately 97,000 claims (or 49% of current claims) some of which are currently pending and some of which have yet to be filed. These agreements typically provide for multiyear payments for settlement of current claims and establish specific medical and other criteria for the settlement of future claims as well as annual limits on the number of claims that can be filed by these firms. These agreements also establish fixed settlement values for different asbestos-related medical conditions which are subject to periodic re-negotiation over a period of 2 to 5 years. The plaintiff law firms are required to recommend settlements to their clients although future claimants are not legally obligated to accept the settlements. These agreements also provide for nominal payments to future claimants who are unimpaired but who are eligible for additional compensation if they develop a more serious asbestos-related illness. The Center can terminate an agreement with an individual law firm if a significant number of that firm's clients elect not to participate under the agreement. Negotiations with additional law firms engaged in asbestos-related litigation that would resolve a substantial portion of the remaining pending claims are ongoing. The ultimate success and timing of those negotiations is uncertain.

In continually evaluating its estimated asbestos-related liability, Armstrong reviews, among other things, its recent and historical settlement amounts, the incidence of past and recent claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it and the status and results of broad-based settlement discussions. Based on this review, Armstrong has estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. Armstrong will continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable.

Armstrong's estimation of its asbestos-related liability that is probable and estimable through 2005 ranges from $645.0 million to $1,301.4 million as of March 31, 2000. The range of probable and estimable liability reflects uncertainty in the number of future claims that will be filed and the cost to settle those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations and Armstrong's overall effective share of the Center's liabilities. Armstrong has concluded that no amount within that range is more likely than any other, and therefore has reflected $645.0 million as a liability in the consolidated financial statements in accordance with generally accepted accounting principles. Of this amount, management expects to incur asbestos liability payments of approximately $175.0 million over the next 12 months and has reflected such amount as a current liability.

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

As with its estimated asbestos related liability, Armstrong continually evaluates the probable insurance asset to be recorded. An insurance asset in the amount of $296.0 million is recorded as of March 31, 2000. No amounts were received in the first quarter of 2000 pursuant to existing settlements. Of the total amount, approximately $87.9 million represents partial settlement for previous claims which will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects Armstrong's belief in the availability of insurance in this amount, based upon Armstrong's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process that is in the trial phase of binding arbitration. Depending on further progress of the ADR, and activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, Armstrong may revise its estimate and additional insurance assets may be recorded in a future period. Of the $296.0 million asset, $26.0 million has been recorded as a current asset reflecting management's estimate of the minimum insurance payments to be received in the next 12 months. However, the actual amount of payments to be received in the next 12 months could increase dependent upon the nature and result of settlement discussions. Management estimates that the timing of future cash payments for the remainder of the recorded asset may extend beyond 10 years.

Armstrong paid $36.5 million for asbestos related claims in the first quarter of 2000 compared to $35.4 million in the first quarter of 1999. Armstrong did not receive any asbestos-related insurance recoveries during the first quarters of 2000 or 1999. Armstrong currently expects to pay approximately $80.0 million to $115.0 million for asbestos related claims and expenses in 2000, net of expected insurance recoveries and taxes.

While some successful broad-based settlements have been reached with plaintiff law firms, Armstrong is uncertain as to the timing and number of any additional settlements to be reached.

Since many uncertainties exist surrounding asbestos litigation, Armstrong will continue to evaluate its asbestos related estimated liability and corresponding estimated insurance recoveries asset as well as the underlying assumptions used to record these amounts. The recorded liability and asset reflect management's best estimate of probable amounts based on current information . However, it is reasonably possible that Armstrong's total exposure to personal injury claims may be greater than the recorded liability and accordingly future charges to income may be necessary. While Armstrong believes that potential future charges may be material to the periods in which they are taken, Armstrong does not believe the charges will have a material adverse effect on its financial position or liquidity.


Consolidated Results
--------------------

The following discussions of consolidated results are on a continuing operations basis.

First-quarter net sales of $773.3 million were essentially equal to net sales of $772.8 million in the first quarter of 1999. Floor coverings sales decreased 2.0%, wood products sales increased 15.7% and gaskets and textiles sales were absent in 2000 due to the divestiture of these businesses during the second and third quarters of 1999. Excluding the impact of the two 1999 divestitures, net sales increased 2.7%.

First-quarter earnings from continuing operations of $26.0 million decreased
36.9 percent from 1999's first-quarter earnings from continuing operations of $41.2 million. Earnings from continuing operations per diluted share were $0.65 compared with $1.02 per diluted share for the first quarter of 1999. Earnings from continuing operations per basic share were $0.65 compared with $1.03 per basic share for the first quarter of 1999.

The cost of goods sold in the first quarter was 69.4 percent of net sales compared to 67.2 percent of net sales in the first quarter of 1999. This increase was driven primarily by raw material increases in floor coverings and wood products. Our current expectations include some additional price increases for some floor products raw materials with peak pricing occurring in the third quarter.

First-quarter SG&A expenses were 21.4 percent of net sales compared to 20.4 percent of net sales in last year's first quarter. The percentage increase is primarily due to higher selling and advertising costs in some business segments, higher environmental remediation costs plus expenses related to the collection of some accounts receivable.

Armstrong's effective tax rate for continuing businesses was 39.1 percent for the first quarter of 2000 and 1999.

Expected sales synergies from the 1998 acquisitions of Triangle Pacific and DLW have proceeded at a slower pace than originally anticipated. In addition, weak results from European operations have negatively impacted first quarter 2000 results and Armstrong anticipates this condition continuing through the remainder of the year.

Industry Segment Results
------------------------

Floor coverings net sales were $368.5 million and $376.2 million in the first quarter of 2000 and 1999, respectively. Sales in the Americas increased 5.7% as demand for both residential and commercial products increased. European sales of $131.4 million were 12.3% below 1999 levels as a result of continued market weakness, lower prices and unfavorable foreign exchange. Pacific area sales were 23.3% ahead of last year.Operating income of $29.7 million was 8.1% of sales compared to $46.7 million in the first quarter of 1999, or 12.4% of sales. The operating margin reduction was driven primarily by higher manufacturing costs, particularly raw materials, and lower prices driven by competitive pressure in the Americas and Europe.

Building products net sales of $188.5 million decreased slightly from $189.7 million in the first quarter of 1999. Sales in the Americas increased 6.9% driven primarily by higher demand in all channels except Latin America. In Europe, sales decreased 14.1% primarily due to unfavorable foreign exchange and less favorable product mix. Pacific area sales were virtually flat versus 1999. Operating income declined $4.0 million to $25.7 million as improved volume and mix in the Americas was offset by price declines in both the Americas and Europe, higher manufacturing expense primarily from raw materials and higher advertising expense in support of the U.S. retail business. Overall operating margins decreased from 15.7% to 13.6%.

Wood products net sales of $216.3 million in the first quarter of 2000 compared to net sales of $187.0 million in 1999. Cabinet net sales grew 24.3 percent due to higher volume. Wood flooring net sales increased 13.0 percent versus 1999 driven primarily by volume growth and improved pricing. Operating margins declined from 9.9% to 8.3% primarily driven by increased lumber costs.

In the all other segment, net sales and operating income were down $19.9 million and $1.7 million, respectively due to the absence of the gaskets and textiles businesses that were sold in the second and third quarters of 1999.

The results of the Insulation Products segment have been shown as a discontinued business. Earnings from the Insulation business were $4.7 million in 2000 compared to $7.1 million in 1999 primarily due to lower sales.

Cautionary Statements About Future Results
------------------------------------------

This discussion is provided under the Private Securities Litigation Reform Act of 1995. Our disclosures in reports here and in other public comments contain forward-looking statements. These statements provide our expectations or forecasts of future eventsand can be identified by the use of words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "outlook," and others of similar meaning in discussions of future operating or financial performance. In particular, these include statements relating to future earnings per share, dividends, financial results, operating results, prospective products, future performance of current products, future sales or expenses, and the outcome of contingencies such as legal proceedings.

Any of these forward-looking statements may turn out to be wrong. Actual future results may vary materially. Consequently, no forward-looking statement can be guaranteed.

Many factors could cause our actual results to differ materially from those expected. These factors include:

     . our asbestos-related and any other litigation discussed in our filings with the SEC
     . variations in raw material and energy costs, and our success in achieving manufacturing efficiencies and price increases,
     .    our success in introducing new products,
     . product and price competition caused by factors such as worldwide excess industry capacity,
     .    interest, foreign exchange and effective tax rates

     .    integration of our 1998 acquisitions,
     .    business combinations among competitors and suppliers,
     . the strength of domestic and foreign end-use markets and improved efficiencies in the European flooring market, and
     . impacts to international operations caused by changes in intellectual property protections and trade regulations, and the political climate in emerging markets.


This should not be considered to be a complete list of all risks and uncertainties that might affect our future results. We undertake no obligation to update any forward-looking statement. Related disclosures in our most recent report on Form 10-K, in our reports on Form 10-Q and any further disclosures in subsequent 10-Q, 8-K and 10-K reports should also be consulted.

                          Part II - Other Information
                          ---------------------------

Item 1.  Legal Proceedings
------   -----------------

ASBESTOS-RELATED LITIGATION
---------------------------

The following is a summary update of asbestos-related litigation; see Note 26 to the financial statements of Armstrong's 1999 Form 10-K filing for additional information.

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

Armstrong is a defendant in approximately 172,200 pending personal injury claims as of March 31, 2000. During the first quarter of 2000, the Center for Claims Resolution ("Center") received and verified approximately 13,000 claims naming Armstrong as a defendant.

Armstrong continues to seek broad-based settlements of claims through the Center. To date, the Center has reached agreements with several law firms that cover approximately 97,000 claims (or 49% of current claims) some of which are currently pending and some of which have yet to be filed. These agreements typically provide for multiyear payments for settlement of current claims and establish specific medical and other criteria for the settlement of future claims as well as annual limits on the number of claims that can be filed by these firms. These agreements also establish fixed settlement values for different asbestos-related medical conditions which are subject to periodic re-negotiation over a period of 2 to 5 years. The plaintiff law firms are required to recommend settlements to their clients although future claimants are not legally obligated to accept the settlements. These agreements also provide for nominal payments to future claimants who are unimpaired but who are eligible for additional compensation if they develop a more serious asbestos-related illness. The Center can terminate an agreement with an individual law firm if a significant number of that firm's clients elect not to participate under the agreement. Negotiations with additional law firms engaged in asbestos-related litigation that would resolve a substantial portion of the remaining pending claims are ongoing. The ultimate success and timing of those negotiations is uncertain.

Asbestos-Related Liability

In continually evaluating its estimated asbestos-related liability, Armstrong reviews, among other things, its recent and historical settlement amounts, the incidence of past and recent claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it and the status and results of broad-based settlement discussions. Based on this review, Armstrong has estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. Armstrong will continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable.

Armstrong's estimation of its asbestos-related liability that is probable and estimable through 2005 ranges from $645.0 million to $1,301.4 million as of March 31, 2000. The range of probable and estimable liability reflects uncertainty in the number of future claims that will be filed and the cost to settle those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations and Armstrong's overall effective share of the Center's liabilities. Armstrong has concluded that no amount within that range is more likely than any other, and therefore has reflected $645.0 million as a liability in the consolidated financial statements in accordance with generally accepted accounting principles. Of this amount, management expects to incur asbestos liability payments of approximately $175.0 million over the next 12 months and has reflected such amount as a current liability.

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

Although some settlements have already been reached, Armstrong is currently uncertain as to the ultimate success and timing of the remaining broad-based settlement discussions. However, if those discussions are unsuccessful or if unfavorable claims experiences occur, significant changes in the assumptions used in the estimate of Armstrong's liability may result. Those changes, if any, could lead to increases in the recorded liability.

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

LETTERS OF CREDIT

As of March 31, 2000, Armstrong has secured $36.2 million of letters of credit to meet minimum collateral requirements established by the Center.

PROPERTY DAMAGE LITIGATION

Armstrong is also one of many defendants in six pending claims as of March 31, 2000, that were filed by public and private building owners. These cases present allegations of damage to the plaintiff's buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures, for removal and replacement of such products. Armstrong vigorously denies the validity of the allegations against it in these claims. These claims are not handled by the Center. Insurance coverage has been resolved and is expected to cover almost all costs of these claims.

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

Insurance Recovery Proceedings

A substantial portion of Armstrong's primary and excess remaining insurance asset is nonproducts (general liability) insurance for personal injury claims, including among others, those that involve alleged exposure during Armstrong's installation of asbestos materials. An alternative dispute resolution ("ADR") procedure under the Wellington Agreement is under way against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and includes defense costs in addition to limits. The carriers have raised various defenses, including waiver, laches, statutes of limitations and contractual defenses. One primary carrier alleges that it is no longer bound by the Wellington Agreement, and another alleges that Armstrong agreed to limit its claims for nonproducts coverage against that carrier when the Wellington Agreement was signed. The ADR process is in the trial phase of binding arbitration. One insurer has taken the position that it is entitled to litigate in court certain issues in the ADR proceeding. During 1999, Armstrong received preliminary decisions in the initial phases of the trial proceeding of the ADR which were generally favorable to Armstrong on a number of issues related to insurance coverage. Because of the continuing ADR process and the possibilities for appeal on certain matters, Armstrong has not yet completely determined the financial implications of the decisions. Armstrong has entered into settlements with a number of the carriers resolving its coverage issues.

Other proceedings against non-Wellington carriers may become necessary.

Insurance Asset

As with its estimated asbestos related liability, Armstrong continually evaluates the probable insurance asset to be recorded. An insurance asset in the amount of $296.0 million is recorded as of March 31, 2000. No amounts were received in the first quarter of 2000 pursuant to existing settlements. Of the total amount, approximately $87.9 million represents partial settlement for previous claims which will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects Armstrong's belief in the availability of insurance in this amount, based upon Armstrong's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process that is in the trial phase of binding arbitration. Depending on further progress of the ADR, and activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, Armstrong may revise its estimate and additional insurance assets may be recorded in a future period. Of the $296.0 million asset, $26.0 million has been recorded as a current asset reflecting management's estimate of the minimum insurance payments to be received in the next 12 months. However, the actual amount of payments to be received in the next 12 months could increase dependent upon the nature and result of settlement discussions. Management estimates that the timing of future cash payments for the remainder of the recorded asset may extend beyond 10 years.

CASH FLOW IMPACT

Armstrong paid $36.5 million for asbestos related claims in the first quarter of 2000 compared to $35.4 million in the first quarter of 1999. Armstrong did not receive any asbestos-related insurance recoveries during the first quarters of 2000 or 1999. Armstrong currently expects to pay approximately $80.0 million to $115.0 million for asbestos related claims and expenses in 2000, net of expected insurance recoveries and taxes.

CONCLUSION

While some successful broad-based settlements have been reached with plaintiff law firms, Armstrong is uncertain as to the timing and number of any additional settlements to be reached.

Since many uncertainties exist surrounding asbestos litigation, Armstrong will continue to evaluate its asbestos related estimated liability and corresponding estimated insurance recoveries asset as well as the underlying assumptions used to record these amounts. The recorded liability and asset reflect management's best estimate of probable amounts based on current information . However, it is reasonably possible that Armstrong's total exposure to personal injury claims may be greater than the recorded liability and accordingly future charges to income may be necessary. While Armstrong believes that potential future charges may be material to the periods in which they are taken, Armstrong does not believe the charges will have a material adverse effect on its financial position or liquidity.


ENVIRONMENTAL MATTERS
---------------------

Armstrong's operations are subject to federal, state, local and foreign environmental laws and regulations. As with many industrial companies, Armstrong is currently involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"), and
similar state laws at approximately 22 sites.   In most cases, Armstrong is one
of many potentially responsible parties ("PRPs") who have voluntarily agreed to jointly fund the required investigation and remediation of each site. With regard to some sites, however, Armstrong disputes the liability, the proposed remedy or the proposed cost allocation among the PRPs. Armstrong may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies. Armstrong is also remediating environmental contamination resulting from past industrial activity at certain of its current and former plant sites.

Estimates of future liability are based on an evaluation of currently available facts regarding each individual site and consider factors including existing technology, presently enacted laws and regulations and prior Armstrong experience in remediation of contaminated sites. Although current law may impose joint and several liability on all parties at any Superfund site, Armstrong's contribution to the remediation of these sites is expected to be limited by the number of other companies also identified as potentially liable for site costs. As a result, Armstrong's estimated liability reflects only Armstrong's expected share. In determining the probability of contribution, Armstrong considers the solvency of the parties, whether responsibility is being disputed, the terms of any existing agreements and experience regarding similar matters.

Liabilities of $15.9 million were recorded at March 31, 2000 for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the amount of the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each individual site, these liabilities are reviewed to reflect additional information as it becomes available.

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

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

  (a) The following exhibits are filed as a part of the Quarterly Report on Form 10-Q:

  Exhibits
  --------
  No. 15     Letter re Unaudited Interim Financial Information
  No. 27     Financial Data Schedule

  (b) A Form 8-K, dated February 2, 2000, was filed discussing the results of operations for the quarter and year ended December 31, 1999.

                                  Signatures
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Armstrong World Industries, Inc.


                              By:  /s/  Deborah K. Owen
                                  ----------------------------------------
                                   Deborah K. Owen, Senior Vice President,
                                   Secretary and General Counsel


                              By:  /s/ William C. Rodruan
                                  ----------------------------------------
                                   William C. Rodruan, Vice President and
                                   Controller (Principal Accounting Officer)


Date:  May 15, 2000

                                 Exhibit Index
                                 -------------

Exhibit No.
-----------

No. 15      Letter re: Unaudited Interim Financial Information

No. 27      Financial Data Schedule