Form 10-K
period 2000-12-30
ARMSTRONG WORLD INDUSTRIES INC
filed 2001-03-29
CIK 7431

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                            ARMSTRONG HOLDINGS, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                       333-32530             23-3033414
--------------------------------------------------------------------------------
(State or other jurisdiction of         Commission file      (I.R.S. Employer
incorporation or organization)              number           Identification No.)

P. O. Box 3001, Lancaster, Pennsylvania                        17604
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code           (717) 397-0611
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
Common Stock ($1 par value)           New York Stock Exchange, Inc. (a)
Preferred Stock Purchase Rights       Pacific Stock Exchange, Inc. (b)


                        ARMSTRONG WORLD INDUSTRIES, INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                        1-2116                23-0366390
--------------------------------------------------------------------------------
(State or other jurisdiction of         Commission file       (I.R.S. Employer
incorporation or organization)             number            Identification No.)

P. O. Box 3001, Lancaster, Pennsylvania                  17604
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code     (717) 397-0611
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchange on which registered
   -------------------                 -----------------------------------------
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

[ ]

The aggregate market value of the Common Stock of Armstrong Holdings, Inc. held by non-affiliates based on the closing price ($3.92 per share) on the New York Stock Exchange on February 16, 2001, was approximately $149.5 million. As of February 16, 2001, the number of shares outstanding of registrant's Common Stock was 40,831,200. This amount includes the 2,339,917 shares of Common Stock as of December 31, 2000, held by The Chase Manhattan Bank, as Trustee for the employee stock ownership accounts of the Company's Retirement Savings and Stock Ownership Plan.


Documents Incorporated by Reference
-----------------------------------

None

                                     PART I
                                     ------

Item 1.  Business
-----------------
Armstrong World Industries, Inc. ("AWI") is a Pennsylvania corporation incorporated in 1891, which together with its subsidiaries is referred to here as "Armstrong". Through its U.S. operations and U.S. and international subsidiaries, Armstrong designs, manufactures and sells interior finishings, most notably floor coverings and ceiling systems, around the world. Armstrong products are sold primarily for use in the finishing, refurbishing and repair of residential, commercial and institutional buildings. Armstrong also designs, manufactures and sells kitchen and bathroom cabinets.

Armstrong Holdings, Inc. (sometimes referred to as "AHI") is the publicly-held parent holding company of Armstrong. AHI became the parent company of Armstrong on May 1, 2000, following AWI shareholder approval of a plan of exchange under which each share of AWI was automatically exchanged for one share of AHI. AHI was formed for purposes of the share exchange and holds no other significant assets or operations apart from AWI and AWI's subsidiaries. Stock certificates that formerly represented shares of AWI were automatically converted into certificates representing the same number of shares of AHI. The publicly-held debt of AWI was not affected in the transaction. The following discussion of Armstrong's business is applicable to AHI and AWI.

Proceedings under Chapter 11
----------------------------
On December 6, 2000, AWI, the major operating subsidiary of AHI, filed a voluntary petition for relief ("the Filing") under Chapter 11 of the U.S. Bankruptcy Code ("the Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Court") in order to use the court-supervised reorganization process to achieve a resolution of its asbestos liability. Also filing under Chapter 11 were two of Armstrong's wholly-owned subsidiaries, Nitram Liquidators, Inc. and Desseaux Corporation of North America, Inc. The Chapter 11 cases are being jointly administered under case numbers 00-4469, 00-4470, and 00-4471 (the "Chapter 11 Cases").

AHI, and Armstrong's other subsidiaries, including Triangle Pacific Corp., WAVE (Armstrong's ceiling grid systems joint venture with Worthington Industries), Armstrong Canada, Armstrong DLW AG and its other non-U.S. operating subsidiaries were not a part of the Filing.

Like other companies involved in asbestos litigation, AWI has tried a number of different approaches to managing its asbestos liability, including negotiating broad-based settlements of claims and supporting efforts to find a legislative resolution. The number of new claims filed and the cost to settle claims, however, continued to escalate. In addition, liquidity concerns increased when Owens Corning Fiberglass filed for Chapter 11 protection on October 5, 2000. This hurt AWI's ability to obtain ongoing financing on acceptable terms. These were the principal factors which led to the decision to make the Filing.

AWI is operating its business and managing its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. Pursuant to the provisions of the Bankruptcy Code, AWI is not permitted to pay any claims or obligations which arose prior to the Filing date (prepetition claims) unless specifically authorized by the Court. Similarly, claimants may not enforce any claims against AWI that arose prior to the date of the Filing. In addition, as a debtor-in-possession, AWI has the right, subject to the Court's approval, to assume or reject any executory contracts and unexpired leases in existence at the date of the Filing. Parties having claims as a result of any such rejection may file claims with the Court which will be dealt with as part of the Chapter 11 Cases.

Two creditors' committees, one representing asbestos claimants and the other representing other unsecured creditors, have been appointed in the Chapter 11 Cases. In accordance with the provisions of the Bankruptcy Code they have the right to be heard on matters that come before the Court in the Chapter 11 Cases.

It is AWI's intention to address all of its prepetition claims, including all asbestos-related claims, in a plan of reorganization in its Chapter 11 Case. At this juncture, it is impossible to predict with any degree of certainty how such a plan will treat such claims and the impact AWI's Chapter 11 Case and any reorganization plan will have on the shares of common stock of AWI, all of which are held by AHI and along with AWI's operating subsidiaries are the only material asset of AHI. Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan which permits holders of equity interests to participate. The formulation and implementation of a plan of reorganization in the Chapter 11 Cases could take a significant period of time.

Financing
---------
The Court has approved a $300 million debtor-in-possession credit facility provided by a bank group led by The Chase Manhattan Bank (the "DIP Facility"). AWI believes that the DIP Facility, together with cash generated from operations, will be more than adequate to address its liquidity needs. As of February 28, 2001, AWI had $96.3 million of cash and cash equivalents in addition to cash held by its non-debtor subsidiaries. Borrowings under the DIP facility, if any, will constitute superpriority administrative expense claims in the Chapter 11 Cases.

Accounting Impact
-----------------
AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. Armstrong has implemented this guidance in the accompanying financial statements.

Pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. See
Note 4 for detail of the liabilities subject to compromise at December 31, 2000. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI's prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI's asbestos liability is also recorded in liabilities subject to compromise. See Note 29 for further discussion of AWI's asbestos liability.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization items. Accordingly, AWI recorded a total of $103.3 million as Reorganization Costs in December 2000, consisting of:


                                                                                              ($ millions)
                                                                                              ------------
Adjustment of net debt and debt issue costs to expected amount of allowed claim                    $ 42.0
ESOP related expenses                                                                                58.8
Professional fees                                                                                     2.6
Interest income, post petition                                                                       (0.3)
Other expenses directly related to bankruptcy, net                                                    0.2
                                                                                                   ------
Total Chapter 11 reorganization costs                                                              $103.3
                                                                                                   ======

To record prepetition debt at the face value or the amount of the expected allowed claims, AWI adjusted the amount of net debt and debt issue costs and recorded a pre-tax expense of $42.0 million.

ESOP related costs include a $43.3 million impairment charge related to amounts borrowed by the ESOP from Armstrong, the trustee of the ESOP. As described more fully in Note 19, Armstrong has not permitted further employee contributions to the ESOP. Therefore, it is expected that the ESOP will no longer have the ability to repay Armstrong money it previously borrowed. In addition, a $15.5 million expense was recorded related to interest and tax penalty guarantees owed to ESOP bondholders caused by the default on the ESOP bonds.

Professional fees represent legal and financial advisory expenses directly related to the Filing.

Interest income in the above table is from short-term investments of cash earned by AWI subsequent to the Filing.

As a result of the Filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession, AWI may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements.

Discontinued Operations
-----------------------
On May 31, 2000, Armstrong completed its sale of all of the entities, assets and certain liabilities comprising its Insulation Products segment to Orion Einundvierzigste Beteiligungsgesellschaft Mbh, a subsidiary of the Dutch investment firm Gilde Investment Management N.V. for $264 million. The transaction resulted in an after tax gain of $114.8 million, or $2.84 per share.

In February 2001, Armstrong determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001 entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. The proposed sale, while subject to certain approvals, including that of the Court, is expected to close in June 2001. Accordingly this segment has been classified as a discontinued operation in the accompanying consolidated financial statements. Prior year balances and results have been reclassified to reflect the net assets and results of discontinued operations. Based on the expected net realizable value of the business, Armstrong recorded a pretax net loss of $30.3 million in the fourth quarter of 2000, $19.5 million net of tax benefit.

Industry Segments
-----------------

Financial Information about Industry Segments
---------------------------------------------
See Item 8, Note 3 to Consolidated Financial Statements for financial information on Armstrong's reportable industry segments.

Narrative Description of Business
---------------------------------
Armstrong designs, manufactures and sells interior finishings, most notably floor coverings and ceiling systems around the world. Armstrong products are sold primarily for use in the finishing, refurbishing and repair of residential, commercial and institutional buildings. Armstrong also designs, manufactures and sells kitchen and bathroom cabinets.

Floor Coverings
---------------
Armstrong is a worldwide manufacturer of a broad range of resilient floor coverings for the interiors of homes and commercial and institutional buildings, which are sold with adhesives, installation and maintenance materials and accessories. Resilient flooring, in both sheet and tile forms, together with laminate flooring and linoleum, are sold in a wide variety of types, designs, and colors. Included are types of flooring that offer such features as ease of installation, reduced maintenance (no-wax), and cushioning for greater underfoot comfort. Floor covering products are sold to commercial, residential and institutional customers through wholesalers, retailers (including large home centers and buying groups), contractors, and to the hotel/motel and manufactured homes industries.

Building Products
-----------------
As a major producer of ceiling materials in the United States and abroad, Armstrong markets both residential and commercial ceiling systems. Ceiling materials for the home are offered in a variety of types and designs. Most provide noise reduction and incorporate features intended to permit ease of installation. These residential ceiling products are sold through wholesalers and retailers (including large home centers). Commercial suspended ceiling systems, designed for use in shopping centers, offices, schools, hospitals, and other commercial and institutional settings, are available in numerous colors, performance characteristics and designs and offer characteristics such as acoustical control, accessibility to the plenum (the area above the ceiling), rated fire protection, and aesthetic appeal. Armstrong sells commercial ceiling materials and accessories to ceiling systems contractors and to resale distributors. Framework (grid) products for Armstrong suspension ceiling systems products are manufactured through a joint venture with Worthington Industries and are sold by Armstrong.

Wood Products
-------------
Armstrong's Triangle Pacific subsidiary manufactures and sells hardwood flooring and other flooring, kitchen and bathroom cabinetry and related products. Armstrong also distributes laminate flooring products. These products are used primarily in residential new construction and remodeling, with some commercial applications such as stores and restaurants. Flooring sales are generally made through independent wholesale flooring distributors and retailers (including large home centers and buying groups). Cabinets are sold through both independent and Armstrong-owned distributors.

Major Customers
---------------
Armstrong businesses principally sell products through building products distributors, who re-sell our products to retailers, builders, contractors, installers and others. Armstrong also sells a significant portion of our products to home center chains and industry buying groups. For example, for 2000, Armstrong sales by all operations to The Home Depot, Inc. totaled approximately $373.2 million compared to approximately $344.8 million and $296.0 million in 1999 and 1998, respectively. No other customer accounted for more than 10% of Armstrong's revenue.

Raw Materials
-------------
Raw materials essential to Armstrong businesses are purchased worldwide in the ordinary course of business from numerous suppliers. The principal raw materials used by the Floor Coverings business include synthetic resins, plasticizers, PVC, latex, linseed oil, limestone, films, pigments and inks. The principal raw materials used by the Building Products business include mineral fibers and fillers, clays, starches, newspaper and perlite, as well as steel used in the ceiling grid manufacturing process. The principal raw materials used by the Wood Products business include oak lumber, veneer, acrylics, plywood, particleboard and fiberboard. Armstrong also purchases significant amounts of packaging materials for all products and uses substantial amounts of energy such as electricity and natural gas in our manufacturing operations. In general, adequate supplies of raw materials were available to all of Armstrong's businesses. Although prices for petroleum-based raw materials and energy were markedly higher in 2000, no serious shortages were encountered in 2000, and none are expected in 2001. Armstrong cannot guarantee that a significant shortage of one raw material or another will not occur, however.

Armstrong's California resilient tile manufacturing plant experienced serious disruptions into January 2001 due to the electric power supply shortage in that state. Armstrong rejected a lower-rate contract we had been operating under, which allowed for limited power cut-offs. Although Armstrong will now pay a slightly higher rate, we expect our plant will be less exposed to electric power shutdowns provided the state as a whole obtains adequate power supplies. Otherwise, production from this plant may have to be shifted to other facilities, resulting in undetermined capital expense and transportation costs.

Customers' orders for Armstrong products are typically for immediate shipment. Thus, in each business group, Armstrong keeps sufficient inventory on hand to satisfy orders, or manufacture product to meet delivery dates specified in orders. As a result, there historically has been no material backlog in any industry segment.

Patents and Intellectual Property Rights
----------------------------------------
Patent protection is important to Armstrong's business in the United States and other markets. Armstrong's competitive position has been enhanced by U.S. and foreign patents on products and processes developed or perfected within Armstrong or obtained through acquisition or license. In addition, Armstrong also benefits from our trade secrets for certain products and processes.

Patent protection extends for varying periods according to the date of patent filing or grant and the legal term of a patent in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage, and the availability of legal remedies in the country. Although Armstrong considers that, in the aggregate, our patents and trade secrets constitute a valuable asset of material importance to their business, they do not regard any of their businesses as being materially dependent upon any single patent or trade secret, or any group of related patents or trade secrets.

Armstrong products are sold around the world under numerous brand-name trademarks that are considered in the aggregate to be of material importance. Certain of Armstrong trademarks, including without limitation, house marks Armstrong, Bruce, Hartco, Robbins, and DLW, and product line marks Cirrus, Corlon, Cortega, Designer Solarian, Exelon, Fundamentals, I-Ceilings, Medintech, Natural Inspirations, ToughGuard, Traffic Zone and Ultima are important to Armstrong's business because of their significant brand name recognition. Trademark protection continues in some countries as long as the mark is used, in other countries, as long as it is registered. Registrations are generally for fixed, but renewable, terms.

Competition
-----------
There is strong competition in all of the industry segments in which Armstrong does business. Competition in each industry segment and each geographic area where Armstrong does business includes numerous companies. Principal methods of competition include price, product performance and service. In addition, product styling is a significant component of competition. Increasing competition in the U.S. from worldwide producers is apparent in Armstrong's businesses. There is currently excess production capacity in many geographic markets, which tends to increase price competition.

Research & Development
----------------------
Research and development ("R&D") activities are important and necessary in helping Armstrong improve its products. Principal research and development functions include the development and improvement of products and manufacturing processes.

Armstrong spent $60.0 million in 2000, $46.4 in 1999 and $36.7 million in 1998 on research and development activities worldwide.

Environmental Matters
---------------------
Most of Armstrong's manufacturing and certain of Armstrong's research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. Armstrong has made, and intends to continue to make, necessary expenditures for compliance with applicable environmental requirements at its operating facilities. Armstrong incurred capital expenditures of approximately $6.2 million in 2000, $5.5 million in 1999 and $6.7 million in 1998 associated with environmental compliance and control facilities. Armstrong anticipates that annual expenditures for those purposes will not change materially from recent experience. Armstrong does not anticipate that it will incur significant capital expenditures in order to meet the requirements of the Clean Air Act of 1990 and the final implementing regulations promulgated by various state agencies. However, applicable requirements under the Clean Air Act and other federal and state environmental laws continue to change. Until all new regulatory requirements are known, Armstrong cannot predict with certainty future capital expenditures associated with compliance with environmental requirements.

As with many industrial companies, Armstrong is currently involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"), and similar state laws at approximately 22 sites. In most cases, Armstrong is one of many potentially responsible parties ("PRPs") which have potential liability for the required investigation and remediation of each site, and which in some cases, have agreed to jointly fund that required investigation and remediation. With regard to some sites, however, Armstrong disputes the liability, the proposed remedy or the proposed cost allocation among the PRPs. Armstrong may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies. Armstrong has also been remediating environmental contamination resulting from past industrial activity at certain of its former plant sites. Armstrong's payments and remediation work on these sites is under review in light of the Chapter 11 Filing.

Estimates of Armstrong's future environmental liability at any of the Superfund sites or current or former plant sites are based on evaluations of currently available facts regarding each individual site and consider factors such as Armstrong's activities in conjunction with the site, existing technology, presently enacted laws and regulations and prior company experience in remediating contaminated sites. Although current law imposes joint and several liability on all parties at any Superfund site, Armstrong's contribution to the remediation of these sites is expected to be limited by the number of other companies also identified as potentially liable for site costs. As a result, Armstrong's estimated liability reflects only Armstrong's expected share. In determining the probability of contribution, Armstrong considers the solvency of the parties, whether liability is being disputed, the terms of any existing agreements and experience with similar matters. The Chapter 11 Cases also may affect the ultimate amount of such contributions.

Liabilities of $13.5 million at December 31, 2000 and $13.2 million at December 31, 1999 were for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $6.4 million of the December 31, 2000 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, such prepetition liabilities that do not preserve company assets are addressed in the context of the Chapter 11 Cases.

The estimated liabilities do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation.

Actual costs to be incurred at identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental liabilities. Subject to the imprecision in estimating environmental remediation costs, Armstrong believes that any sum it may have to pay in connection with environmental matters in excess of the amounts noted above would not have a material adverse effect on its financial condition, liquidity or results of operations, although the recording of future costs may be material to earnings in such future period.

Employees
---------
As of December 31, 2000, we had approximately 15,400 employees around the world, of whom approximately 3,800 are located outside of the United States. About 51% of the approximately 8,900 hourly or salaried production and maintenance employees in the United States are represented by labor unions.

Armstrong experienced a brief work stoppage at one of its Wood Products plants in 2000. Otherwise, Armstrong's employee and labor relations remained good. In the fall of 2001, Armstrong anticipates beginning negotiations on a new collective bargaining agreement with the International Association of Machinists and Aerospace Workers at its Lancaster, Pennsylvania plant.


Geographic Areas
----------------
See Item 8, Note 3 to Consolidated Financial Statements for financial information by geographic areas.

Armstrong's non-U.S. operations are subject to local government laws concerning restrictions on and transfers of investments, tariffs, personnel administration, and other matters. In addition, consolidated earnings that originate outside the U.S. are subject to both U.S. and non-U.S. tax laws and to certain exchange and currency controls and the effects of currency fluctuations.


Cautionary Factors That May Affect Future Results
-------------------------------------------------
(Cautionary Statements Under the Private Securities Litigation Reform Act of
 1995)

The disclosures and analysis in this report contain some forward-looking statements. This discussion about those statements is provided in accordance with the Private Securities Litigation Reform Act of 1995.

Forward-looking statements give current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with discussions of future operating or financial performance. In particular, these include statements relating to future actions, prospective products, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results. From time to time, Armstrong and/or AHI may also provide oral or written forward-looking statements in other materials released to the public.

Any or all of the forward-looking statements in this report and in any other public statements made may turn out to be wrong. They can be affected by inaccurate assumptions Armstrong and/or AHI might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

Armstrong and/or AHI undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. However, you should consult any further disclosures made by Armstrong and/or AHI on related subjects in 10-Q, 8-K, 10-K or other reports filed with the SEC. Also note the following cautionary discussion of risks and uncertainties relevant to Armstrong businesses. These are some of the factors that could potentially cause actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect Armstrong and/or AHI.

 .    Factors relating to AWI's Chapter 11 Filing, such as: the possible disruption of relationships with creditors, customers, suppliers and employees; the ultimate size of AWI's asbestos-related and other liabilities; the ability to confirm and implement a plan of reorganization; the availability of financing and refinancing for both AWI and its subsidiaries that are not parties to its Chapter 11 Filing; and AWI's ability to comply with covenants in its debtor in possession credit facility.

 .    Claims of undetermined merit and amount have been asserted against
     Armstrong and its subsidiaries for various legal, environmental and tax matters, including AWI's asbestos related litigation. For more information on these matters, see the discussion of Legal Proceedings in Item 3 in this report.

 .    Balancing investment to create future growth in the constraints of a price-competitive market is a challenge.

 .    Revenues and earnings can be affected by the level of success of new product introductions.

 .    Much of Armstrong's revenues and earnings are exposed to changes in foreign currency exchange rates. Where practical, Armstrong tries to reduce these effects by matching local currency revenues with costs and local currency assets with liabilities. Armstrong also manages foreign exchange risk with foreign currency forward contracts and with purchased foreign currency options.

 .    Notwithstanding Armstrong's efforts to foresee and plan for the effects of changes in fiscal circumstances, Armstrong cannot predict with certainty all changes in currency and interest rates, inflation or other related factors affecting Armstrong businesses. For more information on these matters, see the discussion of Market Risk in Item 7A of this report.

 .    International operations could be affected by changes in intellectual property legal protections and remedies, trade regulations, and procedures and actions affecting production, pricing and marketing of products, as well as by unstable governments and legal systems, intergovernmental disputes and possible nationalization.

 .    Business combinations among Armstrong's competitors or suppliers could affect Armstrong's competitive position in the hard surface floor covering, ceiling system and wood products businesses. Similarly, combinations or alliances among Armstrong's major customers could increase their purchasing power in dealing with Armstrong. And, of course, if Armstrong should enter into one or more business combinations, Armstrong's business, finances and capital structure could be affected.

 .    Growth in costs and expenses, raw material price increases (for example increases in wood prices or in petroleum-based raw materials such as plasticizers or PVCs), energy cost increases, changes in distribution and product mix, and the impact of divestitures, restructuring and other unusual items that could result from evolving business strategies and organizational restructuring could affect future results.

 .    Revenues and earnings could be affected by various worldwide economic and political factors, including improved efficiencies in the European flooring market and variations in residential and commercial building rates and economic growth rates in various areas of the world in which we do business. These factors could affect the end-use markets for Armstrong products in various parts of the world.

 .    Revenues and earnings could be affected by the extent to which Armstrong successfully achieves integration of and synergies from acquisitions.

 .    Availability of raw materials due to changes in business conditions that impact Armstrong's suppliers, including environmental conditions, laws and regulations and/or business decisions made by Armstrong's suppliers could affect future results.

 .    Revenues and earnings could be affected by business conditions that impact
     Armstrong's major customers and/or business decisions made by Armstrong's major customers.

Financial Information Filed With the Court
------------------------------------------
As previously disclosed, on December 6, 2000, AWI and two of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware ("the Court").

Armstrong reports its operating results and financial statements on a consolidated basis. These public reports are available through the U.S. Securities and Exchange Commission and other sources, and are also provided free of charge to investors who contact Armstrong. However, under applicable bankruptcy law, AWI is now required to file periodically with the Court various documents, including certain financial information on an unconsolidated basis. This information includes statements, schedules, and monthly operating reports in forms prescribed by Federal Bankruptcy Law.

Armstrong cautions that such materials are prepared according to requirements under Federal Bankruptcy Law. While they accurately provide then-current information required under Bankruptcy Law, they are nonetheless unconsolidated, unaudited, and are prepared in a format different from that used in Armstrong's consolidated financial statements filed under the securities laws. Accordingly, Armstrong believes the substance and format do not allow meaningful comparison with Armstrong's regular publicly-disclosed consolidated financial statements. The materials filed with the Court are not prepared for the purpose of providing a basis for an investment decision relating to the stock of AHI or the debt securities of AWI, or for comparison with other financial information filed with the SEC.

Notwithstanding, most of the Debtors' filings with the Court are available to the public at the office of the Clerk of the Bankruptcy Court. Those filings may also be obtained through private document retrieval services. Armstrong undertakes no obligation to make any further public announcement with respect to the documents filed with the Court or any matters referred to in them.


Item 2.  Properties
-------------------
Armstrong and AHI world headquarters are in Lancaster, Pennsylvania. Armstrong owns a 100-acre, multi-building campus comprising the site of our corporate headquarters, most operational headquarters, and our U.S. R&D operations and marketing and service headquarters. Altogether, our headquarters operations occupy over 986,000 square feet of floor space.

We produce and market Armstrong products and services throughout the world, owning and operating 44 manufacturing plants in 14 countries. Thirty-three of these facilities are located throughout the United States. In addition, Armstrong has an interest through joint ventures in 7 additional plants in 7 countries.

Floor covering products and adhesives are produced at 14 plants, with principal manufacturing facilities located in Pennsylvania, Illinois, Oklahoma, the U.K., and Germany. Building products are produced at 15 plants with principal facilities in Georgia, the Florida-Alabama Gulf Coast area, Pennsylvania, the U.K., and China. Wood products are produced at 16 plants, with principal facilities located in West Virginia, Tennessee and Pennsylvania.

Sales offices are leased and owned worldwide, and leased facilities are utilized to supplement Armstrong's owned warehousing facilities.

Productive capacity and the extent of utilization of Armstrong facilities are difficult to quantify with certainty because in any one facility, maximum capacity and utilization vary periodically depending upon the product that is being manufactured, and individual facilities manufacture multiple products. In this context, we estimate that the production facilities in each industry segment were effectively utilized during 2000 at 80% to 90% of overall productive capacity. Remaining productive capacity is sufficient to meet expected customer demands. Armstrong believes that our various facilities are adequate and suitable. Additional incremental investments in plant facilities are made as appropriate to balance capacity with anticipated demand, improve quality and service, and reduce costs.

Item 3.  Legal Proceedings
--------------------------

Asbestos-related Litigation
---------------------------
AWI is a defendant in personal injury claims and property damage claims related to asbestos containing products. On December 6, 2000, AWI filed a voluntary petition for relief ("the Filing") under Chapter 11 of the U.S. Bankruptcy Code to use the court supervised reorganization process to achieve a fair and final resolution of its asbestos liability. See Item 1 for further discussion.

Background
----------
AWI's involvement in asbestos litigation relates primarily to its participation in the insulation contracting business. From around 1910 to 1933, AWI manufactured and installed some high-temperature insulation products, including some that contained asbestos. In 1939, AWI expanded its contract installation service to provide a greater range of high and low temperature contracting services to its customers. AWI generally manufactured its own low temperature insulation products, but did not manufacture the high temperature products used in its contracting operations. Some of the high temperature products furnished and installed in the contracting operations contained asbestos.

Effective January 1, 1958, AWI separated its insulation contracting business into a separate, independent subsidiary, Armstrong Contracting and Supply Corporation ("ACandS"). From January 1, 1958 through August 31, 1969, ACandS operated as an independent subsidiary in the insulation contracting business. During this time period, AWI licensed certain tradenames and trademarks to ACandS, which ACandS placed on certain insulation products manufactured by others. Other than two specific products, AWI did not manufacture or sell any asbestos-containing thermal insulation products during this period. In August 1969, AWI sold the ACandS subsidiary to a group of ACandS management employees and ACandS continues to operate independently as a subsidiary of Irex Corporation. AWI had no involvement with any asbestos-containing insulation materials after 1969.

In addition, AWI manufactured some resilient flooring that contained encapsulated asbestos until the early 1980's. AWI also manufactured some gasket materials that contained encapsulated asbestos until the mid-1980's.

Personal Injury Litigation
--------------------------
Nearly all the asbestos-related personal injury lawsuits brought against AWI relate to alleged exposure to asbestos-containing high-temperature insulation products. The majority of these claims seek compensatory and punitive damages. Claims may arise many years after first exposure to asbestos in light of the decades long latency period for asbestos-related injury. Product identification and determining exposure periods are difficult and uncertain. Over the long history of asbestos litigation involving hundreds of companies, various parties have tried to secure a comprehensive resolution of the litigation. In 1991, the Judicial Panel for Multidistrict Litigation ordered the transfer of federal cases to the Eastern District of Pennsylvania in Philadelphia for pretrial purposes. AWI supported this transfer. Some cases are periodically released for trial, although the issue of punitive damages is retained by the transferee court. That court has been instrumental in having the parties resolve large numbers of cases from various jurisdictions and has been receptive to different approaches to the resolution of claims. Claims filed in state courts have not been directly affected by the transfer.

Amchem Settlement Class Action
------------------------------
Georgine v. Amchem ("Amchem") was a settlement class action filed in the Eastern District of Pennsylvania on January 15, 1993, that included essentially all future personal injury claims against members of the Center for Claims Resolution ("Center"), including AWI. It was designed to establish a nonlitigation system for the resolution of those claims, and offered a method for prompt compensation to claimants who were occupationally exposed to asbestos if they met certain exposure and medical criteria. Compensation amounts were derived from historical settlement data and no punitive damages were to be paid. The settlement was designed to, among other things, minimize transactional costs, including attorneys' fees; expedite compensation to claimants with qualifying claims; and relieve the courts of the burden of handling future claims. The District Court, after exhaustive discovery and testimony, approved the settlement class action and issued a preliminary injunction that barred class members from pursuing claims against Center members in the tort system. The U.S. Court of Appeals for the Third Circuit reversed that decision, and the reversal was sustained by the U.S. Supreme Court on September 25, 1997, holding that the settlement class did not meet the requirements for class certification under Federal Rule of Civil Procedure 23. The preliminary injunction was vacated on July 21, 1997, resulting in the immediate reinstatement of enjoined cases and a loss of the bar against the filing of claims in the tort system.

Asbestos Claims Facility ("Facility") and Center for Claims Resolution
----------------------------------------------------------------------
("Center")
----------
The Facility was established in 1985 to evaluate, settle, pay and defend all personal injury claims against member companies. Resolution and defense costs were allocated by formula. The Facility subsequently dissolved, and the Center was created in October 1988 by 21 former Facility members, including AWI. At the time of the Filing, there were 16 members of the Center, including AWI. Insurance carriers, while not members, are represented ex officio on the Center's governing board and have agreed annually to provide a portion of the Center's operational costs. The Center adopted many of the conceptual features of the Facility and has addressed the claims in a manner consistent with the prompt, fair resolution of meritorious claims. Resolution and defense costs are allocated by formula among the member companies; adjustments over time due to the departure of some members and other factors resulted in some increased share for AWI.

As a result of the Filing, AWI is no longer an active participant in the Center. The extent and amount of AWI liabilities as a result of its participation in the Center have not been determined, but will be determined in AWI's Chapter 11 Case.

Number of Claims
----------------
The number of claims naming AWI as a defendant ranged from about 16,400 to 31,100 per year during the period from 1989 to 1997. However, subsequent to this time and up to the Filing, claim filings significantly surpassed this average as approximately 87,500 and 50,700 claims were filed in 1998 and 1999 respectively. AWI had expected the number of claims to decline in 2000. However, during the first eleven months of 2000 prior to the Filing, the Center received and verified approximately 53,000 claims. Claims from major, established law firms did decline, but this decline was more than offset by claims from new or previously low-volume law firms.

Before filing under the Bankruptcy Code, AWI pursued broad-based settlements of claims through the Center. The Center had reached Strategic Settlement Program ("SSP") agreements with law firms that covered approximately 130,000 claims that named AWI as a defendant, including agreements with 17 law firms covering approximately 36,800 claims during the first eleven months of 2000. These agreements typically provided for multiyear payments for settlement of current claims and established specific medical and other criteria for the settlement of future claims as well as annual limits on the number of claims that can be filed by these firms. These agreements also established fixed settlement values for different asbestos-related medical conditions which were subject to periodic re-negotiation over a period of 2 to 5 years. The plaintiff law firms were required to recommend settlements to their clients although future claimants are not legally obligated to accept the settlements. These agreements also provided for nominal payments to future claimants who are unimpaired but who are eligible for additional compensation if they develop a more serious asbestos-related illness. The Center could terminate an agreement with an individual law firm if a significant number of that firm's clients elect not to participate under the agreement. For some agreements, the component of the agreement that covered future claims was subject to re-negotiation if members left the Center. As a result of the Filing, AWI's obligations with respect to these settlements will be determined in the context of its Chapter 11 Case.


Fourth Quarter 2000 Events
--------------------------
On October 5, 2000, Owens Corning Fiberglass ("OCF"), a manufacturer of insulation, filed for protection under Chapter 11 of the Bankruptcy Code to address its asbestos liability. This filing adversely impacted AWI's negotiations to obtain a 364-day credit facility which were underway at the time. This credit facility was to replace an existing $450 million credit facility that expired on October 19, 2000. Following the OCF filing, the potential participants in the new credit facility decided to reevaluate their credit exposures to AWI, primarily due to AWI's asbestos liability. AWI could not reach agreement on a new facility with acceptable terms. The existing $450 million credit facility expired on October 19, 2000.

Additionally, AWI was concerned that a possible upward bias in the settlement demands of asbestos plaintiffs would occur given the exit from the tort system of OCF, an important defendant in asbestos litigation.

As set forth above, AWI filed for relief under Chapter 11 of the Bankruptcy Code on December 6, 2000. As a result, holders of asbestos claims are stayed from continuing to prosecute pending litigation and from filing new lawsuits against AWI. In addition, AWI ceased making payments with respect to asbestos claims, including payments pursuant to the outstanding SSP agreements. A separate creditors committee representing the interests of asbestos claimants has been appointed in the Chapter 11 Cases.

As a result of the Filing, AWI's present and future asbestos liability will be addressed in the Chapter 11 Case rather than through the Center and a multitude of lawsuits in different jurisdictions throughout the U.S. AWI believes that the Chapter 11 process provides it with the opportunity to change its approach to its asbestos liability and comprehensively address that liability in one forum. It is anticipated that all present and future asbestos claims will be resolved in the Chapter 11 Case, which could take several years.

Asbestos-Related Personal Injury Liability
------------------------------------------
In evaluating its estimated asbestos-related personal injury liability prior to the Filing, AWI reviewed, among other things, recent and historical settlement amounts, the incidence of past and recent claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it and the status and results of broad-based settlement discussions. Based on this review, AWI estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. This estimate was highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that could affect the range of the liability.

AWI believes the range of probable and estimable liability is more uncertain now than previously. There are significant differences in the way the asbestos claims may be addressed under the bankruptcy process when compared to the tort system. Accordingly, AWI currently is unable to ascertain how prior experience with the number of claims and the amounts to settle claims will impact its ultimate liability in the context of its Chapter 11 Case.

As of September 30, 2000, AWI's estimate of its asbestos-related liability that was probable and estimable through 2006 ranged from $758.8 million to $1,363.3 million. AWI concluded that no amount within that range was more likely than any other and, therefore, reflected $758.8 million as a liability in the condensed consolidated financial statements in accordance with generally accepted accounting principles. Due to the increased uncertainty created as a result of the Filing, no change has been made to the previously recorded liability except to record payments of $68.2 million against that accrual in October and November 2000. The balance at December 31, 2000 is $690.6 million. It is reasonably possible, however, that the actual liability could be significantly higher than the recorded liability. As the Chapter 11 Cases proceed there should be more clarity as to the extent of the liability to be addressed in the Chapter 11 Cases.

Collateral Requirements
-----------------------
During 2000, AWI had secured a bond for $56.2 million to meet minimum collateral requirements established by the Center with respect to asbestos claims asserted against AWI. On October 27, 2000, the insurance company that underwrote the surety bond informed AWI and the Center of its intention not to renew the surety bond effective February 28, 2001. On February 6, 2001, the Center advised the surety of the Center's demand for payment of the face value of the bond. The surety filed a motion with the Court seeking to restrain the Center from drawing on the bond. The motion was not granted.

Property Damage Litigation
--------------------------
AWI is also one of many defendants in six pending property damage claims as of December 31, 2000 that were filed by public and private building owners. These cases present allegations of damage to the plaintiffs' buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures for removal and replacement of such products. In the second quarter of 2000, AWI was served with a lawsuit seeking class certification of Texas residents who own property with asbestos-containing products. This case includes allegations that AWI asbestos-containing products caused damage to buildings and generally seeks compensatory damages and equitable relief, including testing, reimbursement for removal and diminution of property value. AWI vigorously denies the validity of the allegations against it in these actions and, in any event, believes that any costs will be covered by insurance. Continued prosecution of these actions and the commencement of any new asbestos property damage actions are also stayed due to the Filing. Consistent with prior periods and due to increased uncertainty, AWI has not recorded any liability related to these claims.

Insurance Coverage
------------------
During relevant time periods, AWI purchased primary and excess insurance policies providing coverage for personal injury claims and property damage claims. Certain policies also provide coverage to ACandS, Inc., the former subsidiary of AWI discussed above under "Background". AWI and ACandS agreed to share certain coverage on a first-come first-served basis and to reserve for ACandS a certain amount of excess coverage.

Wellington Agreement
--------------------
In 1985, AWI and 52 other companies (asbestos defendants and insurers) signed the Wellington Agreement. This Agreement settled disputes concerning personal injury insurance coverage with signatory carriers. It provides broad coverage for both defense and indemnity and applies to both products hazard and nonproducts (general liability) coverages. Most of AWI resolutions of asbestos-related personal injury products hazard coverage matters with its solvent carriers has been achieved through the Wellington Agreement or other settlements.

Insurance Recovery Proceedings
------------------------------
A substantial portion of AWI's primary and excess remaining insurance asset is nonproducts (general liability) insurance for personal injury claims, including among others, those that involve alleged exposure during AWI's installation of asbestos insulation materials. AWI has entered into settlements with a number of the carriers resolving its coverage issues. However, an alternative dispute resolution ("ADR") procedure under the Wellington Agreement is under way against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and includes defense costs in addition to limits. The carriers have raised various defenses, including waiver, laches, statutes of limitations and contractual defenses. One primary carrier alleges that it is no longer bound by the Wellington Agreement, and another alleges that AWI agreed to limit its claims for nonproducts coverage against that carrier when the Wellington Agreement was signed. The ADR process is in the trial phase of binding arbitration. One insurer has taken the position that it is entitled to litigate in court certain issues in the ADR proceeding. During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the fourth quarter of 2000, a new trial judge was selected for the ADR. AWI is uncertain at this time as to the impact, if any, this change will have on the preliminary decisions of the initial phases of the ADR. Further, management believes that one of the carriers has been experiencing financial difficulties, which could affect its ability to pay any ultimate judgment. AWI has not adjusted the recorded asset amount at December 31, 2000 related to this carrier. Because of the continuing ADR process and the possibilities for appeal on certain matters, AWI has not yet completely determined the financial implications of the ADR proceedings.

Insurance Asset
---------------
An insurance asset in respect of asbestos personal injury claims in the amount of $268.3 million is recorded as of December 31, 2000. Of the total recorded asset, approximately $77.2 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI's belief in the availability of insurance in this amount, based upon AWI's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process that is in the trial phase of binding arbitration. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $86 million of the $268.3 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the liability and could decrease if the final amount of the liability decreases. Of the $268.3 million asset, $32.2 million has been recorded as a current asset reflecting management's estimate of the minimum insurance payments to be received in the next 12 months.

A significant part of the recorded asset relates to insurance that AWI believes is probable and will be obtained through settlements with the various carriers. Due to the Filing, the settlement process may be delayed, pending further clarification as to the asbestos liability. While AWI believes the Chapter 11 process will strengthen its position on resolving disputed insurance and may therefore result in higher settlement amounts than recorded, there has been no change in the recorded amounts due to the uncertainties created by the Filing. Accordingly, this asset could also change significantly based upon events which occur in the Court. Management estimates that the timing of future cash payments for the remainder of the recorded asset may extend beyond 10 years.

Income Statement Charges
------------------------
AWI recorded charges to increase its estimate of probable asbestos-related liability by $236.0 million in the second quarter of 2000, $335.4 million in 1999 and $274.2 million in 1998. Prior to 1998, charges to increase the liability were effectively offset by corresponding increases in related insurance recoveries.

Cash Flow Impact
----------------
AWI paid $226.9 million for asbestos-related claims in the first eleven months of 2000 compared to $173.0 million in all of 1999. AWI received $27.7 million in asbestos-related insurance recoveries during 2000 compared to $58.7 million during 1999. During the pending Chapter 11 cases, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI may continue to receive insurance proceeds under the terms of various settlement agreements.

Conclusion
----------
Many uncertainties exist surrounding the financial impact of AWI's involvement with asbestos litigation. These uncertainties include the impact of the Filing and the Chapter 11 process, the number of future claims to be filed, the impact of any potential legislation and the impact of the ADR proceedings on the insurance asset. Accordingly, AWI is not revising its previously recorded liability. However, it is reasonably possible that AWI's total exposure to personal injury asbestos claims may be significantly different than the recorded liability.


Environmental Matters
---------------------
Most of Armstrong's manufacturing and certain of Armstrong's research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. Armstrong has made, and intends to continue to make, necessary expenditures for compliance with applicable environmental requirements at its operating facilities. Armstrong incurred capital expenditures of approximately $6.2 million in 2000, $5.5 million in 1999 and $6.7 million in 1998 associated with environmental compliance and control facilities. Armstrong anticipates that annual expenditures for those purposes will not change materially from recent experience. Armstrong does not anticipate that it will incur significant capital expenditures in order to meet the requirements of the Clean Air Act of 1990 and the final implementing regulations promulgated by various state agencies. However, applicable requirements under the Clean Air Act and other federal and state environmental laws continue to change. Until all new regulatory requirements are known, Armstrong cannot predict with certainty future capital expenditures associated with compliance with environmental requirements.

As with many industrial companies, Armstrong is currently involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"), and similar state laws at approximately 22 sites. In most cases, Armstrong is one of many potentially responsible parties ("PRPs") which have potential liability for the required investigation and remediation of each site and who, in some cases, have agreed to jointly fund that required investigation and remediation. With regard to some sites, however, Armstrong disputes the liability, the proposed remedy or the proposed cost allocation among the PRPs. Armstrong may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies. Armstrong has also been remediating environmental contamination resulting from past industrial activity at certain of its former plant sites. Armstrong's payments and remediation work on these sites is under review in light of the Chapter 11 Filing.

Estimates of Armstrong's future environmental liability at any of the Superfund sites or current or former plant sites are based on an evaluation of currently available facts regarding each individual site and consider factors such as Armstrong's activities in conjunction with the site, existing technology, presently enacted laws and regulations and prior company experience in remediating contaminated sites. Although current law imposes joint and several liability on all parties at any Superfund site, Armstrong's contribution to the remediation of these sites is expected to be limited by the number of other companies also identified as potentially liable for site costs. As a result, Armstrong's estimated liability reflects only Armstrong's expected share. In determining the probability of contribution, Armstrong considers the solvency of the parties, whether liability is being disputed, the terms of any existing agreements and experience with similar matters. The Chapter 11 Cases also may affect the ultimate amount of such contributions.

Liabilities of $13.5 million at December 31, 2000 and $13.2 million at December 31, 1999 were for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $6.4 million of the December 31, 2000 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, such prepetition liabilities that do not preserve company assets are addressed in the context of the Chapter 11 Cases.

The estimated liabilities do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation.

Actual costs to be incurred at identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental liabilities. Subject to the imprecision in estimating environmental remediation costs, Armstrong believes that any sum it may have to pay in connection with environmental matters in excess of the amounts noted above would not have a material adverse effect on its financial condition, liquidity or results of operations, although the recording of future costs may be material to earnings in such future period.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
Not applicable.

                                    PART II
                                    -------

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

Armstrong Holding's Common Stock is traded on the New York Stock Exchange, Inc., the Philadelphia Stock Exchange, Inc., and the Pacific Stock Exchange, Inc. As of March 1, 2001, there were approximately 7,100 holders of record of Armstrong Holding's Common Stock.

During 2000, Armstrong issued a total of 1,200 shares of restricted Common Stock to nonemployee directors of Armstrong pursuant to Armstrong's Restricted Stock Plan for Nonemployee Directors. Given the small number of persons to whom these shares were issued, applicable restrictions on transfer and the information regarding Armstrong possessed by the directors, these shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended.

                            2000                                  First         Second        Third         Fourth      Total Year
                            ----                                  -----         ------        ------        ------      ----------
Dividends per share of common stock                               $0.48         $0.48         $0.48         $0.00         $1.44
Price range of common stock--high                                $36.81        $20.50        $17.38        $12.19        $36.81
Price range of common stock--low                                 $16.06        $15.30        $11.81         $0.75         $0.75

                            1999
                            ----
Dividends per share of common stock                               $0.48         $0.48         $0.48         $0.48         $1.92
Price range of common stock--high                                $64.31        $59.69        $60.88        $45.13        $64.31
Price range of common stock--low                                 $44.63        $45.00        $44.13        $29.00        $29.00

Item 6.  Selected Financial Data
--------------------------------
The following data is presented on a continuing operations basis.

(Dollars in millions except for per-share data)       For Year        2000         1999         1998         1997         1996
--------------------------------------------------------------        ----         ----         ----         ----         ----
Income statement data:
Net sales                                                             $3,003.8     $3,048.2    $ 2,496.1    $ 2,056.9    $ 2,012.3
Cost of goods sold                                                     2,197.7      2,080.8      1,718.3      1,410.6      1,397.5
Total selling, general and administrative expenses
    and goodwill amortization                                            570.2        581.7        453.7        340.0        374.0
Equity (earnings) loss from affiliates, net                             (18.0)       (16.8)       (13.8)         29.7       (19.1)
Restructuring and reorganization charges (reversals)                      18.0        (1.4)         74.4           --         46.5
Charge for asbestos liability, net                                       236.0        335.4        274.2           --           --
                                                                         -----        -----        -----           --           --
Operating income (loss)                                                  (0.1)         68.5       (10.7)        276.6        213.4
Interest expense                                                         101.6        104.0         61.4         28.0         22.6
Other (income), net                                                     (74.6)        (6.7)        (1.7)        (2.2)        (6.9)
                                                                        ------        -----        -----        -----        -----
Earnings (loss) from continuing operations before Chapter 11
     reorganization costs and income taxes                              (27.1)       (28.8)       (70.4)        250.8        197.7
Chapter 11 reorganization costs, net                                     103.3           --           --           --           --
                                                                         -----           --           --           --           --
Earnings (loss) from continuing operations before
     income taxes                                                      (130.4)       (28.8)       (70.4)        250.8        197.7
Income tax expense (benefit)                                            (41.4)        (4.8)       (24.9)         94.4         61.5
                                                                        ------        -----       ------         ----         ----
Earnings (loss) from continuing operations
    applicable to common stock (a)                                      (89.0)       (24.0)       (45.5)        156.4        136.2
    Per common share - basic (b)                                        (2.21)       (0.60)       (1.14)         3.85         3.48
    Per common share - diluted (b)                                      (2.21)       (0.60)       (1.14)         3.81         3.24
Net earnings (loss)                                                       12.2         14.3        (9.3)        185.0        155.9
Net earnings (loss) applicable to common stock (a)                        12.2         14.3        (9.3)        185.0        149.1
    Per common share - basic (b)                                          0.30         0.36       (0.23)         4.55         3.81
    Per common share - diluted (b)                                        0.30         0.36       (0.23)         4.50         3.61
Dividends declared per share of common stock                              1.44         1.92         1.88         1.72         1.56
Capital expenditures                                                     148.0        178.1        172.9        147.1        207.6
Aggregate cost of acquisitions                                             6.5          3.8      1,175.7          4.2           --
Depreciation and amortization                                            160.9        154.9        129.6        120.7        113.7
Average number of employees                                             15,472       15,561       13,406        9,280        9,188
Average number of common shares outstanding (millions)                    40.2         39.9         39.8         40.6         39.1
-----------------------------------------------------------------------------------------------------------------------------------
Balance sheet data (December 31):
Working capital                                                         $652.8       $328.1       $473.9       $201.3       $215.8
Net property, plant and equipment                                      1,253.5      1,292.0      1,337.0        885.6        871.8
Total assets                                                           3,874.6      3,981.4      4,086.8      2,296.4      2,049.7
Liabilities subject to compromise                                      2,385.2           --           --           --           --
Net long-term debt (c)                                                    56.8      1,389.1      1,537.2        223.1        219.4
Total debt as a percentage of total capital (d)                          10.9%        70.8%        72.6%        39.1%        36.8%
Shareholders' equity                                                    $665.1       $679.2       $709.7       $810.6       $790.0
Book value per share of common stock                                     16.30        16.87        17.57        20.20        19.19
Number of shareholders (e)                                               6,899        6,515        6,868        7,137        7,424
Common shares outstanding (millions)                                      40.8         40.3         39.8         40.1         41.2
Market value per common share                                            $2.06       $33.38       $60.31       $74.75       $69.50

Notes:
Prior period amounts reflect reclassifications to conform with Emerging Issue Task Force Issue Nos. 00-010 and 00-014 (See Note 2) and are presented on a continuing operations basis.

(a) After deducting preferred dividend requirements and adding the tax benefits for unallocated preferred shares.
(b) See definition of basic and diluted earnings per share in Note 2 to the consolidated financial statements.
(c)  2000 net long-term debt excludes debt subject to compromise.
(d) Total debt includes short-term debt, current installments of long-term debt, long-term debt and ESOP loan guarantee. Total capital includes total debt and total shareholders' equity.
(e) Includes one trustee who is the shareholder of record on behalf of approximately 6,000 to 6,500 employees for 1996.

From 1996 to July 1998, ceramic tile results were reported under the equity method, whereas prior to 1996, ceramic tile operations were reported on a consolidated or line item basis. From July 1998 to November 1998, ceramic tile operations were reported under the cost method.

Beginning in 1998, consolidated results include Armstrong's acquisitions of Triangle Pacific and DLW.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

The following discussion and analysis corresponds to AHI financial statements. Since there are no material differences between the financial statements of AHI and Armstrong, the following discussion and analysis pertains to both AHI and Armstrong.

2000 COMPARED WITH 1999
-----------------------

Proceedings under Chapter 11
----------------------------

On December 6, 2000, AWI, the major operating subsidiary of AHI, filed a voluntary petition for relief ("the Filing") under Chapter 11 of the U.S. Bankruptcy Code ("the Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Court") in order to use the court-supervised reorganization process to achieve a resolution of its asbestos liability. Also filing under Chapter 11 were two of Armstrong's wholly-owned subsidiaries, Nitram Liquidators, Inc. and Desseaux Corporation of North America, Inc. The Chapter 11 cases are being jointly administered under case numbers 00-4469, 00-4470, and 00-4471 (the "Chapter 11 Cases").

AHI, and Armstrong's other subsidiaries, including Triangle Pacific Corp., WAVE (Armstrong's ceiling grid systems joint venture with Worthington Industries), Armstrong Canada, Armstrong DLW AG and its other non-U.S. operating subsidiaries were not a part of the Filing.

Like other companies involved in asbestos litigation, AWI has tried a number of different approaches to managing its asbestos liability, including negotiating broad-based settlements of claims and supporting efforts to find a legislative resolution. The number of new claims filed and the cost to settle claims, however, continued to escalate. In addition, liquidity concerns increased when Owens Corning Fiberglass filed for Chapter 11 protection on October 5, 2000. This hurt AWI's ability to obtain ongoing financing on acceptable terms. These were the principal factors which led to the decision to make the Filing.

AWI is operating its business and managing its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. Pursuant to the provisions of the Bankruptcy Code, AWI is not permitted to pay any claims or obligations which arose prior to the Filing date (prepetition claims) unless specifically authorized by the Court. Similarly, claimants may not enforce any claims against AWI that arose prior to the date of the Filing. In addition, as a debtor-in-possession, AWI has the right, subject to the Court's approval, to assume or reject any executory contracts and unexpired leases in existence at the date of the Filing. Parties having claims as a result of any such rejection may file claims with the Court which will be dealt with as part of the Chapter 11 Cases.

Two creditors' committees, one representing asbestos claimants and the other representing other unsecured creditors, have been appointed in the Chapter 11 Cases. In accordance with the provisions of the Bankruptcy Code they have the right to be heard on matters that come before the Court in the Chapter 11 Cases.

It is AWI's intention to address all of its prepetition claims, including all asbestos-related claims, in a plan of reorganization in its Chapter 11 Case. At this juncture, it is impossible to predict with any degree of certainty how such a plan will treat such claims and the impact AWI's Chapter 11 Case and any reorganization plan will have on the shares of common stock of AWI, all of which are held by AHI and along with AWI's operating subsidiaries are the only material asset of AHI. Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan which permits holders of equity interests to participate. The formulation and implementation of a plan of reorganization in the Chapter 11 Cases could take a significant period of time.

Financing
---------
The Court has approved a $300 million debtor-in-possession credit facility provided by a bank group led by The Chase Manhattan Bank (the "DIP Facility"). AWI believes that the DIP Facility, together with cash generated from operations, will be more than adequate to address its liquidity needs. As of February 28, 2001, AWI had $96.3 million of cash and cash equivalents in addition to cash held by its non-debtor subsidiaries. Borrowings under the DIP facility, if any, will constitute superpriority administrative expense claims in the Chapter 11 Cases.

Accounting Impact
-----------------
AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. Armstrong has implemented this guidance in the accompanying financial statements.

Pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. See
Note 4 for detail of the liabilities subject to compromise at December 31, 2000. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI's prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI's asbestos liability is also recorded in liabilities subject to compromise. See Note 29 for further discussion of AWI's asbestos liability.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as reorganization items. Accordingly, AWI recorded a total of $103.3 million as Reorganization Costs in December 2000, consisting of:

                                                                    ($ millions)
                                                                     ----------
Adjustment of net debt and debt issue costs to expected amount
  of allowed claim                                                       $ 42.0
ESOP related expenses                                                      58.8
Professional fees                                                           2.6
Interest income, post petition                                             (0.3)
Other expenses directly related to bankruptcy, net                          0.2
                                                                         ------
Total Chapter 11 reorganization costs                                    $103.3
                                                                         ======

To record prepetition debt at the face value or the amount of the expected allowed claims, AWI adjusted the amount of net debt and debt issue costs and recorded a pre-tax expense of $42.0 million.

ESOP related costs include a $43.3 million impairment charge related to amounts borrowed by the ESOP from Armstrong, the trustee of the ESOP. As described more fully in Note 19, Armstrong has not permitted further employee contributions to the ESOP. Therefore, it is expected that the ESOP will no longer have the ability to repay Armstrong money it previously borrowed. In addition, a $15.5 million expense was recorded related to interest and tax penalty guarantees owed to ESOP bondholders caused by the default on the ESOP bonds.

Professional fees represent legal and financial advisory expenses directly related to the Filing.

Interest income in the above table is from short-term investments of cash earned by AWI subsequent to the Filing.

As a result of the Filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession, AWI may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements.

Discontinued Operations
-----------------------
On May 31, 2000, Armstrong completed its sale of all of the entities, assets and certain liabilities comprising its Insulation Products segment to Orion Einundvierzigste Beteiligungsgesellschaft Mbh, a subsidiary of the Dutch investment firm Gilde Investment Management N.V. for $264 million. The transaction resulted in an after tax gain of $114.8 million, or $2.84 per share.

In February 2001, Armstrong determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001 entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. The proposed sale, while subject to certain approvals, including that of the Court, is expected to close in June 2001. Accordingly this segment has been classified as a discontinued operation in the accompanying consolidated financial statements. Prior year balances and results have been reclassified to reflect the net assets and results of discontinued operations. Based on the expected net realizable value of the business, Armstrong recorded a pretax net loss of $30.3 million in the fourth quarter of 2000, $19.5 million net of tax benefit.

Other Divestitures
------------------
On July 31, 2000, Armstrong completed the sale of its Installation Products Group ("IPG") to subsidiaries of the German company Ardex GmbH, for $86 million in cash. Ardex purchased substantially all of the assets and liabilities of IPG including its shares of the W.W. Henry Company. The transaction resulted in an after tax gain of $44.1 million ($60.2 million pretax) or $1.09 per share and was recorded in other income. The financial results of IPG were reported as part of the floor coverings segment. The proceeds and gain are subject to a post-closing working capital adjustment, which Armstrong expects to finalize in the first half of 2001. Under the terms of the agreement and a related supply agreement, Armstrong agreed to purchase some of its installation products needs from Ardex for an initial term of eight years, subject to certain minimums for the first five years after the sale. The agreement also calls for price adjustments based upon changing market prices for raw materials, labor and energy costs.

Acquisitions
------------
On May 18, 2000, Armstrong acquired privately-held Switzerland-based Gema Holding AG ("Gema"), a leading manufacturer and installer of metal ceilings, for $6 million plus certain contingent consideration not to exceed $25.5 million based on results over the three year period ending December 31, 2002. Gema, with annual sales of nearly $50 million, has two manufacturing sites located in Austria and Switzerland and employs nearly 300 people. The acquisition has been recorded under the purchase method of accounting. The purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair market value at the date of acquisition. Contingent consideration, when and if paid, will be accounted for as additional purchase price. The fair market value of tangible and identifiable intangible assets acquired exceeded the purchase price by $24.2 million and this amount has been recorded as a reduction of the fair value of property, plant, and equipment.

Financial Condition
-------------------
As shown on the Consolidated Balance Sheets on page 39, Armstrong had cash and cash equivalents of $156.5 million at December 31, 2000, compared with $17.2 million at the end of 1999. The ratio of current assets to current liabilities was 3.24 to 1 as of December 31, 2000, compared with 1.47 to 1 as of December 31, 1999. The increases were primarily related to the Chapter 11 filing.

Long-term debt, excluding Armstrong's guarantee of an ESOP loan and debt subject to compromise, was $56.8 million, or 7.6 percent of total capital at December 31, 2000, compared with $1,389.1 million, or 59.7 percent of total capital, at the end of 1999. All outstanding pre-petition long-term debt of entities that filed for Chapter 11 protection has been classified as liabilities subject to compromise at December 31, 2000. At December 31, 2000, and December 31, 1999, ratios of total debt (including Armstrong's guarantee of an ESOP loan and excluding debt subject to compromise) as a percent of total capital were 10.9 percent and 70.8 percent, respectively. Given the current accounting of liabilities as subject to compromise, the comparison is not meaningful.

As shown on the Consolidated Statements of Cash Flows on page 41, net cash provided by operating activities for the year ended December 31, 2000, was $41.8 million compared with $338.1 million in 1999. The decrease was due to several items including lower net income excluding the gain on sale of businesses and changes in working capital, primarily accounts payable and accrued expenses.

Net cash provided by investing activities was $179.3 million for the year ended December 31, 2000, compared with net cash used for investing activities of $62.0 million in 1999. The increase was primarily due to proceeds from the sales of businesses in 2000.

Net cash used for financing activities was $78.1 million for the year ended December 31, 2000, compared with $281.9 million in 1999. The decrease was primarily due to net debt payments of $24.1 million in 2000 compared with net debt payments of $202.1 million in 1999.

DIP Facility
------------
The Court has approved a $300 million debtor-in-possession financing facility to be provided by a bank group led by the Chase Manhattan Bank. Borrowings under the DIP Facility constitute superpriority administrative expense claims in the Chapter 11 Cases. As of December 31, 2000, AWI has borrowed $5.0 million under the DIP Facility. The DIP Facility expires no later than December 6, 2002 and borrowings are limited to an adjusted amount of receivables, inventories and PP&E. Depending on the amount of borrowings, the DIP Facility carries a interest rate range of either Chase's Alternate Bank Rate plus 50 basis points to 100 basis points or LIBOR plus 150 basis points to 200 basis points. The DIP Facility also contains several covenants including, among other things, limits on asset sales, capital expenditures and a required ratio of debt to cash flow. Prior to final Court approval of the DIP Facility, which was obtained on February 7, 2001, AWI had preliminary available borrowings of $145 million as of December 31, 2000.

Asbestos-related litigation
---------------------------
AWI is a defendant in personal injury claims and property damage claims related to asbestos containing products. On December 6, 2000, AWI filed a voluntary petition for relief ("the Filing") under Chapter 11 of the U.S. Bankruptcy Code to use the court supervised reorganization process to achieve a fair and final resolution of its asbestos liability. See Item 1 for further discussion.

Background
----------
AWI's involvement in asbestos litigation relates primarily to its participation in the insulation contracting business. From around 1910 to 1933, AWI manufactured and installed some high-temperature insulation products, including some that contained asbestos. In 1939, AWI expanded its contract installation service to provide a greater range of high and low temperature contracting services to its customers. AWI generally manufactured its own low temperature insulation products, but did not manufacture the high temperature products used in its contracting operations. Some of the high temperature products furnished and installed in the contracting operations contained asbestos.

Effective January 1, 1958, AWI separated its insulation contracting business into a separate, independent subsidiary, Armstrong Contracting and Supply Corporation ("ACandS"). From January 1, 1958 through August 31, 1969, ACandS operated as an independent subsidiary in the insulation contracting business. During this time period, AWI licensed certain tradenames and trademarks to ACandS, which ACandS placed on certain insulation products manufactured by others. Other than two specific products, AWI did not manufacture or sell any asbestos-containing thermal insulation products during this period. In August 1969, AWI sold the ACandS subsidiary to a group of ACandS management employees and ACandS continues to operate independently as a subsidiary of Irex Corporation. AWI had no involvement with any asbestos-containing insulation materials after 1969.

In addition, AWI manufactured some resilient flooring that contained encapsulated asbestos until the early 1980's. AWI also manufactured some gasket materials that contained encapsulated asbestos until the mid-1980's.

Personal Injury Litigation
--------------------------
Nearly all the asbestos-related personal injury lawsuits brought against AWI relate to alleged exposure to asbestos-containing high-temperature insulation products. The majority of these claims seek compensatory and punitive damages. Claims may arise many years after first exposure to asbestos in light of the decades long latency period for asbestos-related injury. Product identification and determining exposure periods are difficult and uncertain. Over the long history of asbestos litigation involving hundreds of companies, various parties have tried to secure a comprehensive resolution of the litigation. In 1991, the Judicial Panel for Multidistrict Litigation ordered the transfer of federal cases to the Eastern District of Pennsylvania in Philadelphia for pretrial purposes. AWI supported this transfer. Some cases are periodically released for trial, although the issue of punitive damages is retained by the transferee court. That court has been instrumental in having the parties resolve large numbers of cases from various jurisdictions and has been receptive to different approaches to the resolution of claims. Claims filed in state courts have not been directly affected by the transfer.

Amchem Settlement Class Action
------------------------------
Georgine v. Amchem ("Amchem") was a settlement class action filed in the Eastern District of Pennsylvania on January 15, 1993, that included essentially all future personal injury claims against members of the Center for Claims Resolution ("Center"), including AWI. It was designed to establish a nonlitigation system for the resolution of those claims, and offered a method for prompt compensation to claimants who were occupationally exposed to asbestos if they met certain exposure and medical criteria. Compensation amounts were derived from historical settlement data and no punitive damages were to be paid. The settlement was designed to, among other things, minimize transactional costs, including attorneys' fees; expedite compensation to claimants with qualifying claims; and relieve the courts of the burden of handling future claims. The District Court, after exhaustive discovery and testimony, approved the settlement class action and issued a preliminary injunction that barred class members from pursuing claims against Center members in the tort system. The U.S. Court of Appeals for the Third Circuit reversed that decision, and the reversal was sustained by the U.S. Supreme Court on September 25, 1997, holding that the settlement class did not meet the requirements for class certification under Federal Rule of Civil Procedure 23. The preliminary injunction was vacated on July 21, 1997, resulting in the immediate reinstatement of enjoined cases and a loss of the bar against the filing of claims in the tort system.

Asbestos Claims Facility ("Facility") and Center for Claims Resolution
----------------------------------------------------------------------
("Center")
----------
The Facility was established in 1985 to evaluate, settle, pay and defend all personal injury claims against member companies. Resolution and defense costs were allocated by formula. The Facility subsequently dissolved, and the Center was created in October 1988 by 21 former Facility members, including AWI. At the time of the Filing, there were 16 members of the Center, including AWI. Insurance carriers, while not members, are represented ex officio on the Center's governing board and have agreed annually to provide a portion of the Center's operational costs. The Center adopted many of the conceptual features of the Facility and has addressed the claims in a manner consistent with the prompt, fair resolution of meritorious claims. Resolution and defense costs are allocated by formula among the member companies; adjustments over time due to the departure of some members and other factors resulted in some increased share for AWI.

As a result of the Filing, AWI is no longer an active participant in the Center. The extent and amount of AWI liabilities as a result of its participation in the Center have not been determined, but will be determined in AWI's Chapter 11 Case.

Number of Claims
----------------
The number of claims naming AWI as a defendant ranged from about 16,400 to 31,100 per year during the period from 1989 to 1997. However, subsequent to this time and up to the Filing, claim filings significantly surpassed this average as approximately 87,500 and 50,700 claims were filed in 1998 and 1999 respectively. AWI had expected the number of claims to decline in 2000. However, during the first eleven months of 2000 prior to the Filing, the Center received and verified approximately 53,000 claims. Claims from major, established law firms did decline, but this decline was more than offset by claims from new or previously low-volume law firms.

Before filing under the Bankruptcy Code, AWI pursued broad-based settlements of claims through the Center. The Center had reached Strategic Settlement Program ("SSP") agreements with law firms that covered approximately 130,000 claims that named AWI as a defendant, including agreements with 17 law firms covering approximately 36,800 claims during the first eleven months of 2000. These agreements typically provided for multiyear payments for settlement of current claims and established specific medical and other criteria for the settlement of future claims as well as annual limits on the number of claims that can be filed by these firms. These agreements also established fixed settlement values for different asbestos-related medical conditions which were subject to periodic re-negotiation over a period of 2 to 5 years. The plaintiff law firms were required to recommend settlements to their clients although future claimants are not legally obligated to accept the settlements. These agreements also provided for nominal payments to future claimants who are unimpaired but who are eligible for additional compensation if they develop a more serious asbestos-related illness. The Center could terminate an agreement with an individual law firm if a significant number of that firm's clients elect not to participate under the agreement. For some agreements, the component of the agreement that covered future claims was subject to re-negotiation if members left the Center. As a result of the Filing, AWI's obligations with respect to these settlements will be determined in the context of its Chapter 11 Case.

Fourth Quarter 2000 Events
--------------------------
On October 5, 2000, Owens Corning Fiberglass ("OCF"), a manufacturer of insulation, filed for protection under Chapter 11 of the Bankruptcy Code to address its asbestos liability. This filing adversely impacted AWI's negotiations to obtain a 364-day credit facility which were underway at the time. This credit facility was to replace an existing $450 million credit facility that expired on October 19, 2000. Following the OCF filing, the potential participants in the new credit facility decided to reevaluate their credit exposures to AWI, primarily due to AWI's asbestos liability. AWI could not reach agreement on a new facility with acceptable terms. The existing $450 million credit facility expired on October 19, 2000.

Additionally, AWI was concerned that a possible upward bias in the settlement demands of asbestos plaintiffs would occur given the exit from the tort system of OCF, an important defendant in asbestos litigation.

As set forth above, AWI filed for relief under Chapter 11 of the Bankruptcy Code on December 6, 2000. As a result, holders of asbestos claims are stayed from continuing to prosecute pending litigation and from filing new lawsuits against AWI. In addition, AWI ceased making payments with respect to asbestos claims, including payments pursuant to the outstanding SSP agreements. A separate creditors committee representing the interests of asbestos claimants has been appointed in the Chapter 11 Cases.

As a result of the Filing, AWI's present and future asbestos liability will be addressed in the Chapter 11 Case rather than through the Center and a multitude of lawsuits in different jurisdictions throughout the U.S. AWI believes that the Chapter 11 process provides it with the opportunity to change its approach to its asbestos liability and comprehensively address that liability in one forum. It is anticipated that all present and future asbestos claims will be resolved in the Chapter 11 Case, which could take several years.

Asbestos-Related Personal Injury Liability
------------------------------------------
In evaluating its estimated asbestos-related personal injury liability prior to the Filing, AWI reviewed, among other things, recent and historical settlement amounts, the incidence of past and recent claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it and the status and results of broad-based settlement discussions. Based on this review, AWI estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. This estimate was highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that could affect the range of the liability.

AWI believes the range of probable and estimable liability is more uncertain now than previously. There are significant differences in the way the asbestos claims may be addressed under the bankruptcy process when compared to the tort system. Accordingly, AWI currently is unable to ascertain how prior experience with the number of claims and the amounts to settle claims will impact its ultimate liability in the context of its Chapter 11 Case.

As of September 30, 2000, AWI's estimate of its asbestos-related liability that was probable and estimable through 2006 ranged from $758.8 million to $1,363.3 million. AWI concluded that no amount within that range was more likely than any other and, therefore, reflected $758.8 million as a liability in the condensed consolidated financial statements in accordance with generally accepted accounting principles. Due to the increased uncertainty created as a result of the Filing, no change has been made to the previously recorded liability except to record payments of $68.2 million against that accrual in October and November 2000. The balance at December 31, 2000 is $690.6 million. It is reasonably possible, however, that the actual liability could be significantly higher than the recorded liability. As the Chapter 11 Cases proceed there should be more clarity as to the extent of the liability to be addressed in the Chapter 11 Cases.

Collateral Requirements
-----------------------
During 2000, AWI had secured a bond for $56.2 million to meet minimum collateral requirements established by the Center with respect to asbestos claims asserted against AWI. On October 27, 2000, the insurance company that underwrote the surety bond informed AWI and the Center of its intention not to renew the surety bond effective February 28, 2001. On February 6, 2001, the Center advised the surety of the Center's demand for payment of the face value of the bond. The surety filed a motion with the Court seeking to restrain the Center from drawing on the bond. The motion was not granted.

Property Damage Litigation
--------------------------
AWI is also one of many defendants in six pending property damage claims as of December 31, 2000 that were filed by public and private building owners. These cases present allegations of damage to the plaintiffs' buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures for removal and replacement of such products. In the second quarter of 2000, AWI was served with a lawsuit seeking class certification of Texas residents who own property with asbestos-containing products. This case includes allegations that AWI asbestos-containing products caused damage to buildings and generally seeks compensatory damages and equitable relief, including testing, reimbursement for removal and diminution of property value. AWI vigorously denies the validity of the allegations against it in these actions and, in any event, believes that any costs will be covered by insurance. Continued prosecution of these actions and the commencement of any new asbestos property damage actions are also stayed due to the Filing. Consistent with prior periods and due to increased uncertainty, AWI has not recorded any liability related to these claims.

Insurance Coverage
------------------
During relevant time periods, AWI purchased primary and excess insurance policies providing coverage for personal injury claims and property damage claims. Certain policies also provide coverage to ACandS, Inc., the former subsidiary of AWI discussed above under "Background". AWI and ACandS agreed to share certain coverage on a first-come first-served basis and to reserve for ACandS a certain amount of excess coverage.

Wellington Agreement
--------------------
In 1985, AWI and 52 other companies (asbestos defendants and insurers) signed the Wellington Agreement. This Agreement settled disputes concerning personal injury insurance coverage with signatory carriers. It provides broad coverage for both defense and indemnity and applies to both products hazard and nonproducts (general liability) coverages. Most of AWI resolutions of asbestos-related personal injury products hazard coverage matters with its solvent carriers has been achieved through the Wellington Agreement or other settlements.

Insurance Recovery Proceedings
------------------------------
A substantial portion of AWI's primary and excess remaining insurance asset is nonproducts (general liability) insurance for personal injury claims, including among others, those that involve alleged exposure during AWI's installation of asbestos insulation materials. AWI has entered into settlements with a number of the carriers resolving its coverage issues. However, an alternative dispute resolution ("ADR") procedure under the Wellington Agreement is under way against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and includes defense costs in addition to limits. The carriers have raised various defenses, including waiver, laches, statutes of limitations and contractual defenses. One primary carrier alleges that it is no longer bound by the Wellington Agreement, and another alleges that AWI agreed to limit its claims for nonproducts coverage against that carrier when the Wellington Agreement was signed. The ADR process is in the trial phase of binding arbitration. One insurer has taken the position that it is entitled to litigate in court certain issues in the ADR proceeding. During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the fourth quarter of 2000, a new trial judge was selected for the ADR. AWI is uncertain at this time as to the impact, if any, this change will have on the preliminary decisions of the initial phases of the ADR. Further, management believes that one of the carriers has been experiencing financial difficulties, which could affect its ability to pay any ultimate judgment. AWI has not adjusted the recorded asset amount at December 31, 2000 related to this carrier. Because of the continuing ADR process and the possibilities for appeal on certain matters, AWI has not yet completely determined the financial implications of the ADR proceedings.

Insurance Asset
---------------
An insurance asset in respect of asbestos personal injury claims in the amount of $268.3 million is recorded as of December 31, 2000. Of the total recorded asset, approximately $77.2 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI's belief in the availability of insurance in this amount, based upon AWI's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process that is in the trial phase of binding arbitration. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $86 million of the $268.3 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the liability and could decrease if the final amount of the liability decreases. Of the $268.3 million asset, $32.2 million has been recorded as a current asset reflecting management's estimate of the minimum insurance payments to be received in the next 12 months.

A significant part of the recorded asset relates to insurance that AWI believes is probable and will be obtained through settlements with the various carriers. Due to the Filing, the settlement process may be delayed, pending further clarification as to the asbestos liability. While AWI believes the Chapter 11 process will strengthen its position on resolving disputed insurance and may therefore result in higher settlement amounts than recorded, there has been no change in the recorded amounts due to the uncertainties created by the Filing. Accordingly, this asset could also change significantly based upon events which occur in the Court. Management estimates that the timing of future cash payments for the remainder of the recorded asset may extend beyond 10 years.

Income Statement Charges
------------------------
AWI recorded charges to increase its estimate of probable asbestos-related liability by $236.0 million in the second quarter of 2000, $335.4 million in 1999 and $274.2 million in 1998. Prior to 1998, charges to increase the liability were effectively offset by corresponding increases in related insurance recoveries.

Cash Flow Impact
----------------
AWI paid $226.9 million for asbestos-related claims in the first eleven months of 2000 compared to $173.0 million in all of 1999. AWI received $27.7 million in asbestos-related insurance recoveries during 2000 compared to $58.7 million during 1999. During the pending Chapter 11 cases, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI may continue to receive insurance proceeds under the terms of various settlement agreements.

Conclusion
----------
Many uncertainties exist surrounding the financial impact of AWI's involvement with asbestos litigation. These uncertainties include the impact of the Filing and the Chapter 11 process, the number of future claims to be filed, the impact of any potential legislation and the impact of the ADR proceedings on the insurance asset. Accordingly, AWI is not revising its previously recorded liability. However, it is reasonably possible that AWI's total exposure to personal injury asbestos claims may be significantly different than the recorded liability.

Consolidated Results
--------------------
The following discussions of consolidated results are on a continuing operations basis.

Net sales in 2000 of $3.00 billion were 1.5% lower when compared with net sales of $3.05 billion in 1999. Excluding the impact of unfavorable foreign exchange rates in 2000 and the divestitures of the gasket and textile businesses in 1999, Armstrong sales were $65.2 million, or 2.2%, above the prior year. Floor coverings sales decreased 7.5%; Building products sales increased 5.4%; Wood products sales increased by 7.9%. Further excluding the 1999 divestitures, sales increased 1.0% in the Americas and declined 3.1% in the Pacific Area. European sales decreased 3.3% but would have increased 10.4% without the impact of unfavorable foreign exchange rates.

The loss from continuing operations in 2000 was $89.0 million or $2.21 per share. This included an after-tax charge of $153.4 million to increase the estimated liability for asbestos-related claims and an after-tax gain of $44.1 million from the sale of the Installation Products Group ("IPG"), which was part of the floor coverings segment.

Also included in 2000 was a pre-tax restructuring charge of $19.4 million, of which $8.6 million related to severance and enhanced retirement benefits for more than 180 positions (approximately 66% related to salaried positions) within the European Flooring business. Restructuring actions also included staff reductions due to the elimination of administrative positions, the consolidation and closing of sales offices in Europe and the closure of the Team Valley, England commercial tile plant. $2.6 million of the restructuring charge related to severance and enhanced retirement benefits for 15 salaried positions due to cost savings initiatives. These 15 eliminated positions were primarily in the U.S. The remaining $8.2 million of the restructuring charge primarily related to the remaining payments on a noncancelable operating lease for an office facility in the U.S. The employees who occupied this office facility are being relocated to the corporate headquarters. In addition, $1.4 million of the remaining accrual for the 1998 restructuring charge was reversed during 2000, comprising certain severance accruals that were no longer necessary as certain individuals remained employed by Armstrong. An additional restructuring charge of $5.4 million, covering 54 salaried positions, will be recorded in the first quarter of 2001 to continue these cost savings initiatives.

Armstrong also recorded $17.6 million to cost of goods sold in 2000 for write-downs of inventory and production-line assets that were not categorized as restructuring costs. The inventory write-downs were related to changes in product offerings while the write-downs of production-line assets primarily related to changes in production facilities and product offerings.

In addition, Armstrong recorded $10.1 million within selling, general and administrative expenses ("SG&A") expense for CEO and management transition costs during 2000. The components of this amount included hiring a new CEO, expenses related to the departure of the prior CEO, covenant agreements related to non-compete arrangements and other management transition costs. Armstrong had anticipated approximately $7.6 million of fourth quarter 2000 costs related to settlements of certain benefit plan obligations for former executive employees. Due to the Chapter 11 Filing, only $2.7 million of these costs were actually incurred in the fourth quarter of 2000.

Armstrong also recorded costs within SG&A of $3.8 million for severance payments to approximately 100 employees that could not be classified as restructuring costs and $2.3 million for fixed asset impairments related to the decision to vacate office space in the U.S.

Armstrong recorded $103.3 million of Chapter 11 reorganization costs. See Note 1 for details of the reorganization costs.

Excluding the items impacting the 2000 results discussed above, earnings from continuing operations for 2000 would have been $121.1 million, or $2.99 per share.

Effective November 1, 2000, an amendment to the Retirement Income Plan (RIP), a qualified US defined benefit plan, established an additional benefit known as the ESOP Pension Account to partially compensate active employee and retiree ESOP shareholders for the decline in the market value of AHI's stock. The effect of this amendment had no material impact to the financial position or results of operations in 2000, but will increase the benefit obligation by $88.7 million in 2001 and will decrease the 2001 pension credit by $13.0 million compared to prior periods.

The 1999 loss from continuing operations was $24.0 million, or $0.60 per share. This included an after-tax charge of $218.0 million to increase the estimated liability for asbestos-related claims, a $3.2 million loss from the sale of its textile products business, a $6.0 million gain from the sale of its gasket products subsidiary, a pre-tax restructuring reversal of $1.4 million and proceeds from the settlement of various legal actions totaling $3.0 million. Excluding these items, earnings from continuing operations for 1999 would have been $188.4 million, or $4.69 per share.

Armstrong reported net earnings of $12.2 million, or $0.30 per share in 2000, compared to net earnings of $14.3 million, or $0.36 per share in 1999.

Cost of goods sold in 2000 was 73.2% of sales, higher than cost of goods sold of 68.3% in 1999. Higher raw material costs primarily in floor coverings and wood products and higher energy costs in building products were the primary drivers of the increase.

SG&A expenses in 2000 were $546.3 million, or 18.2% of sales compared to $556.2 million, or 18.2% of sales in 1999. SG&A expenses in 2000 contained lower employee incentive bonus accruals and lower selling expense offset by CEO and management transition costs, expenses related to the reorganization of European flooring business, asset write-downs related to the decision to vacate office space in Lancaster, PA and inventory write-downs related to samples.

Equity earnings from affiliates of $18.0 million improved $1.2 million primarily reflecting an improvement in the WAVE ceiling grid joint venture.

Goodwill amortization was $23.9 million for 2000 compared to $25.5 million in 1999 primarily due to lower foreign currency exchange rates.

Interest expense of $101.6 million in 2000 was lower than interest expense of $104.0 million in 1999. In accordance with SOP 90-7, Armstrong did not record $6.0 million of contractual interest expense on prepetition debt after the Chapter 11 filing date.

Other income in 2000 includes a $60.2 million gain from the sale of IPG, which was part of the floor coverings segment and a gain of $5.2 million resulting from the demutualization of an insurance company with whom Armstrong has company-owned life insurance policies and other items. 1999 other income includes a $6.0 million gain on the divestiture of 65% of Armstrong Industrial Specialties, Inc. ("AISI"), a loss of $5.0 million on the divestiture of Textile Products, proceeds from the settlement of various legal actions totaling $3.0 million and a gain of $2.6 million resulting from the demutualization of an insurance company with whom Armstrong has company-owned life insurance policies and other items.

The 2000 effective tax rate benefit from continuing operations was 31.7% versus 16.7% for 1999. Excluding the impact of the asbestos charge, the gain on sale of Installation Products, the reorganization charge and other related expenses in 2000, the 2000 effective tax rate was 39.3%. Excluding the asbestos charge and the divestitures of the gaskets and textiles businesses, the 1999 effective tax rate from continuing operations was 37.8%. The increase was due to nondeductible goodwill and foreign source income.

New Accounting Pronouncements
-----------------------------
In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("FAS 138"), an amendment of FASB Statement No. 133 ("FAS 133"). FAS 138 amends some accounting and reporting standards contained in FAS 133 and also addresses a limited number of issues causing implementation difficulties in applying FAS 133. The statements provide for the recognition of a cumulative adjustment for an accounting change, as of the date of adoption. Armstrong has formed a team to identify and implement the appropriate systems and processes to adopt these statements effective January 1, 2001. No material transition adjustment will result from the adoption of the Statements.

In October 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB SFAS No. 125." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. This statement is effective March 2001. Armstrong does not anticipate any material impact on its financial statements from the adoption of this Statement.

INDUSTRY SEGMENT RESULTS
------------------------

Floor Coverings
---------------
Worldwide floor coverings sales in 2000 of $1,263.9 million were $101.8 million, or 7.5% below last year. Sales in the Americas were 4.3% below 1999. European sales were 17.7% below prior year as a result of unfavorable foreign exchange rate translation, lower prices and a less favorable mix driven by continued market weakness. Excluding the effects of foreign exchange rate translation, sales in Europe were 6.9% below last year. Pacific area sales were flat with last year.

Operating income of $78.8 million in 2000 compared to $204.6 million in 1999. Excluding expenses associated with reorganizing the European business, other management changes and the $7.5 million fourth quarter impairments of production line assets and samples inventory, the 2000 operating income was $107.3 million. 1999 operating income was $200.1 million excluding $4.8 million for insurance settlements for past product claims, net of inventory write-offs, $3.3 million of costs associated with changes in the production location for some product lines and a net benefit of $3.0 million from changes in employee compensation policies. The annual operating margin decline is primarily related to lower sales volume and the impact of higher production costs, primarily higher raw material prices.

Outlook
Sales in 2001 are expected to decrease modestly due to lower demand, particularly in the Americas. Operating income is expected to decline significantly due to the lower sales volume, continued price pressures on raw materials and increased promotional and product development spending.


Building Products
-----------------
Building products sales in 2000 were $837.2 million compared to $794.5 million in 1999. Excluding the sales impact of the Gema acquisition in 2000, sales increased 1.4%. Higher sales in the U.S., primarily in the U.S. commercial channel, were mostly offset by lower European sales. Pacific area sales increased 1.9%.

Operating income in 2000 was $113.9 million compared to $120.0 million in 1999. The operating income decrease was primarily related to higher natural gas prices, partially offset by positive earnings from the Gema acquisition. Results from Armstrong's WAVE grid joint venture with Worthington Industries continue to be strong, showing an 11% improvement over 1999.

Outlook
Sales in 2001 are expected to increase slightly as a full year's contribution from Gema will be offset by slightly lower sales from other products in Europe. Operating income is expected to decrease significantly due to a full year impact of anticipated higher natural gas prices.

Wood Products
-------------
Wood products sales in 2000 were $902.7 million compared to $836.5 million in 1999. Cabinet sales increased 5.1% due to higher volume. Wood flooring sales increased 8.5% versus 1999 driven primarily by volume growth and improved pricing. Operating income in 2000 was $74.3 million compared to $85.0 million in 1999. The decrease was due to higher lumber costs that offset sales volume growth.

Outlook
Sales in 2001 are expected to increase slightly from 2000 levels. Operating income is expected to decline slightly due to higher lumber price costs.

All Other
---------
Sales reported in this segment during 1999 comprised gasket materials (through June 30, 1999) and textile mill supplies (through September 30, 1999). As discussed previously, Armstrong sold the textiles business and 65% of the gaskets business during 1999. Operating income in 2000 related to Armstrong's remaining 35% interest in Interface Solutions Inc.

Geographic Areas
----------------
Net sales in the Americas in 2000 were $2.43 billion, compared to $2.45 billion in 1999. Net sales in Europe in 2000 were $463.5 million, compared to $489.9 million in 1999 due to lower floor coverings sales. Sales to the Pacific area and other foreign countries of $108.2 million compared to $111.7 million in 1999.

Long-lived assets in the Americas in 2000 were $975.1 million compared to $971.9 million in 1999. Long-lived assets in Europe in 2000 were $246.4 million compared to $285.2 million in 1999. The decrease was primarily due lower foreign currency exchange rates in 2000. Long-lived assets in the Pacific area in 2000 were $32.0 million compared to $34.9 million in 1999.

1999 COMPARED WITH 1998
-----------------------
The results for 1999 compared with 1998 have been restated to reflect continuing operations.

Divestitures
------------
On May 28, 1999, Armstrong's subsidiary, DLW, sold its furniture business for total cash proceeds of $38.1 million. Armstrong acquired this business as part of the acquisition of DLW in the third quarter of 1998 and had classified the business as held for sale. There was no gain or loss on the transaction.

On June 22, 1999, Armstrong sold its interest in the assets of Martin Surfacing, Inc. Armstrong acquired this interest as part of its acquisition of DLW during the third quarter of 1998. There was no material gain or loss on the transaction.

On June 30, 1999, Armstrong sold 65% of its ownership in AISI, its gasket products subsidiary, to a group of investors including Citicorp Venture Capital Ltd. and the management of AISI for a cash purchase price of approximately $36.1 million. The sale resulted in a gain of approximately $6.0 million, or $0.15 per share, which was recorded in other income.

On September 30, 1999, Armstrong completed the sale of its Textile Products Operations to Day International Group, Inc. The sale resulted in a loss of $3.2 million, or $0.08 per share, which was recorded in other income.

Financing
---------
On March 16, 1999, Armstrong filed a shelf registration statement for $1 billion of combined debt and equity securities. On May 19, 1999, Armstrong completed an offering under the shelf registration statement of $200 million aggregate principal amount of 7.45% Senior Notes due 2029. The net proceeds from this offering were used to repay other indebtedness of Armstrong.

On October 21, 1999, Armstrong renewed a bank credit facility for $450 million with a term of 364 days and cancelled a $300 million line of credit which was due to expire in 2001. Armstrong retained a $450 million line of credit which expires in 2003. There were no borrowings under these facilities at December 31, 1999.

Financial Condition
-------------------
As shown on the Consolidated Statements of Cash Flows on page 41, net cash provided by operating activities for the year ended December 31, 1999, was $338.1 million compared with $243.3 million in 1998. The increase is due to changes in working capital components, primarily an increase in accounts payable and accrued expenses.

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

Consolidated Results
--------------------
Net sales in 1999 of $3.05 billion were 22.1% higher when compared with net sales of $2.50 billion in 1998. Triangle Pacific contributed $836.5 million and $351.3 million of sales in 1999 and 1998 respectively, while DLW contributed $228.8 million and $69.9 million during the same periods.

Excluding these acquisitions, Armstrong sales of $1,982.9 million were $92.0 million, or 4.4%, below prior year of which $51.5 million related to the absence of gasket and textile sales, following the sale of those units in 1999. Floor coverings sales decreased 3.5%; and Building products sales were down 0.6%. Further excluding the impact of the gaskets and textiles divestitures, Americas sales growth of 1.8% was offset by the European sales decline of 21.3% and the Pacific Area sales decline of 4.8%.

Armstrong reported net earnings of $14.3 million, or $0.36 per share, compared to a net loss of $9.3 million, or $0.23 per share in 1998. The 1999 and 1998 results include net after-tax charges of $218.0 million and $178.2 million, respectively, for increases in the estimated liability for asbestos-related claims. The 1998 results include after-tax charges of $48.5 million for restructuring activities.

Cost of goods sold in 1999 was 68.3% of sales, lower than cost of goods sold of 68.8% in 1998. Excluding the effect of the 1998 acquisitions, Armstrong's cost of goods sold was 65.6% in 1999 and 67.8% in 1998.

SG&A expenses in 1999 were $556.2 million, or 18.2% of sales. In 1998, SG&A expenses were $443.0 million, or 17.7% of sales.

Equity earnings from affiliates of $16.8 million improved $3.0 million reflecting primarily an improvement in the WAVE grid joint venture and the equity method accounting of AISI for the post sale period in 1999.

Goodwill amortization was $25.5 million for 1999 compared to $10.7 million in 1998 due to a full year of amortization related to the Triangle Pacific and DLW acquisitions.

Interest expense of $104.0 million in 1999 was higher than interest expense of $61.4 million in 1998 due to higher levels of short- and long-term debt due to a full year of acquisition-related debt.

Other income in 1999 includes a gain of $6.0 million on the divestiture of 65% of AISI and a loss of $5.0 million on the divestiture of Textile Products. Other income in 1999 also reflects proceeds from the settlement of various legal actions totaling $3 million and a gain of $2.6 million resulting from the receipt of cash and stock in connection with the demutualization of an insurance company with whom Armstrong has company-owned life insurance policies and other items.

Armstrong's 1999 effective tax rate, excluding the effects of the asbestos charge, was 37.8% which was affected by nondeductible goodwill amortization. Armstrong's 1998 tax benefit was generated by the charge for the increase in asbestos liability, cost reduction and reorganization charges, and a tax benefit associated with the gain on the sale of the Dal-Tile shares, partially offset by the nondeductibility of goodwill.

Industry Segment Results
------------------------

Floor Coverings
---------------
Worldwide floor coverings sales in 1999 of $1,365.7 million included sales of $228.8 million from DLW. Excluding DLW, sales were $1,136.9 million, or 1.1% above last year. Sales in the Americas were essentially flat versus 1998 as increased sales of commercial tile, installation products, and laminate were almost offset by declines of residential tile and residential and commercial sheet. The residential sheet decline was primarily due to lower sales in the manufactured homes channel and Canada. Sales in the traditional retail channel increased on higher unit volumes and improved product mix resulting from the success of new product introductions. Both residential and commercial channels experienced competitive pricing pressures during the year. European sales were 24.3% below prior year reflecting weak economic conditions and residential pricing pressure resulting from excess capacity and the lack of business in Russia. Pacific area sales were 2.0% ahead of last year.

Operating income of $203.5 million in 1999 compared to $175.2 million in 1998, excluding restructuring charges and reversals. Higher operating margins were primarily due to implementation of actions related to the 1998 cost reduction activities, lower raw material and other costs, an improved mix of residential sheet products. Additionally, operating results include $4.8 million for insurance settlements for past product claims, net of inventory write-offs mostly offset by $3.3 million of costs associated with changes in the production location for some product lines. The impact of changes in employee compensation policies resulted in a net benefit of $3.0 million.

Building Products
-----------------
Building products sales in 1999 were $794.5 million compared to $799.0 million in 1998 as strong performance from the U.S. commercial business was offset by lower European sales and price pressure across most markets.

Operating income in 1999 was $119.7 million compared to $116.6 million in 1998, excluding restructuring charges and reversals. The operating income increase reflected the impact of 1998 cost reduction activities and lower raw material and other costs. Results from Armstrong's WAVE grid joint venture with Worthington Industries showed a 13% improvement over 1998.

Wood Products
-------------
Wood products sales in 1999 were $836.5 million compared to $351.3 million in 1998. The increase was primarily due to a full year's sales in 1999 compared with about 5 months of sales in 1998 following the acquisition of Triangle Pacific.

Operating income in 1999 was $85.0 million compared to $38.6 million from the date of acquisition in 1998.

On a comparable basis, sales and operating income for Triangle Pacific in 1999 were approximately 14.5% and 16.1% above the respective amounts reported by Triangle Pacific in 1998.

All Other
---------
Sales reported in this segment comprised gasket materials and textile mill supplies. As discussed previously, Armstrong sold the textiles business and 65% of the gaskets business during 1999. Sales of $51.5 million decreased 47.1% compared to 1998. Operating income of $6.0 million compared with $9.1 million in 1998, excluding restructuring charges.

Geographic Areas
----------------
Net sales in the Americas in 1999 were $2.45 billion, compared to $1.96 billion recorded in 1998. The increase in sales to customers in the United States and Canada was primarily due to a full year of Triangle Pacific sales. Net sales in Europe in 1999 were $489.9 million, compared to $417.1 million in 1998. Additional sales from DLW were somewhat offset by lower sales to Eastern Europe. Sales to the Pacific area and other foreign countries of $111.7 million compared to $117.3 million in 1998.

Long-lived assets in the Americas in 1999 were $971.9 million compared to $985.0 million in 1998. Long-lived assets in Europe in 1999 were $285.2 million compared to $315.4 million in 1998. The decrease primarily relates to currency exchange rate effects on German assets. Long-lived assets in the Pacific area in 1999 were $34.9 million compared to $36.6 million in 1998.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
-------------------------------------------------------------------

Market Risk
-----------
Armstrong is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices that could impact its results of operations and financial condition. Armstrong uses financial instruments, including fixed and variable rate debt, as well as swap, forward and option contracts to finance its operations and to hedge interest rate, currency and commodity exposures. Armstrong continuously monitors developments in the capital markets and only enters into currency and swap transactions with established counterparties having investment-grade ratings. Exposure to individual counterparties is controlled, and thus Armstrong considers the risk of counterparty default to be negligible. Swap, forward and option contracts are entered into for periods consistent with underlying exposure and do not constitute positions independent of those exposures. Armstrong uses derivative financial instruments as risk management tools and not for speculative trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage Armstrong's exposure to nonperformance on such instruments.

Interest Rate Sensitivity
-------------------------
Due to AWI's Chapter 11 Filing, all affected debt has been classified as liabilities subject to compromise. All such debt will be addressed in the context of the Chapter 11 Cases and during the pendency thereof, AWI does not expect to pay any principal, interest or other payments in respect thereof. The table below provides information about Armstrong's long-term debt obligations as of December 31, 2000, and December 31, 1999. The table presents principal cash flows and related weighted-average interest rates by pre-Filing scheduled maturity dates. Weighted-average variable rates are based on implied forward rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents, which is Armstrong's reporting currency. The amounts below as of December 31, 2000 reflect only post-petition debt and debt of entities that were not a part of the Chapter 11 Filing.


                                                                                                       After
Scheduled maturity date                       2001         2002        2003       2004       2005      2005        Total
                                              ----         ----        ----       ----       ----      ----        -----
($ millions)
------------
As of December 31, 2000
Long-term debt:
   Fixed rate                                     $6.1         $3.1       $3.1       $2.6      $1.0      $37.0        $52.9
   Avg. interest rate                            5.60%        5.34%      6.71%      4.89%     7.23%      5.70%        5.72%
------------------------------------------ ------------ ------------ ---------- ---------- --------- ---------- ------------
   Variable rate                                  $2.0           --         --         --        --      $10.0        $12.0
   Avg. interest rate                            7.65%           --         --         --        --      3.86%        4.49%

                                                                                                       After
                                              2000         2001        2002       2003       2004      2004        Total
                                              ----         ----        ----       ----       ----      ----        -----
As of December 31, 1999
Long-term debt:
   Fixed rate                                    $31.1         $8.7       $0.8     $202.1      $1.3     $705.7       $949.7
   Avg. interest rate                            7.73%        8.66%      7.23%      6.36%     3.51%      7.61%        7.35%
------------------------------------------ ------------ ------------ ---------- ---------- --------- ---------- ------------
   Variable rate                                  $5.0         $2.0         --     $450.0        --      $18.5       $475.5
   Avg. interest rate                            7.65%        7.65%         --      6.20%        --      4.89%        6.17%

Armstrong historically managed its ratio of fixed to floating rate debt with the objective of achieving a mix that management believed to be appropriate. To manage this mix in a cost effective manner, Armstrong, from time to time, entered into interest rate swap agreements, in which it agreed to exchange various combinations of fixed and/or variable interest rates based on agreed-upon notional amounts. In order to maintain the ratio of fixed to floating rate debt which management believed appropriate, Armstrong maintained $150 million of interest rate swaps during most of 2000. Armstrong received fixed rates and paid floating rates on these swaps. However, all but one of the interest rate swap agreements was terminated when Armstrong defaulted on its commercial paper obligations on November 22, 2000. Details of the outstanding swap agreement as of December 31, 2000 are as follows:


    Maturity Date             Notional                                                           Market
     ($ millions)              Amount                 Pays                Receives               Value
     ------------              ------                 ----                --------               -----
   Aug. 15, 2003               $20.0              3 mo. LIBOR              6.54%                  $0.3

This interest rate swap agreement was subsequently terminated by the counter-party on February 26, 2001.

Exchange Rate Sensitivity
-------------------------
Armstrong manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. To a large extent, Armstrong's global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. At December 31, 2000, Armstrong's major foreign currency exposures are to the Canadian dollar, the Euro and the British pound.

Armstrong has used foreign currency forward exchange contracts and purchased options to reduce its exposure to the risk that the eventual net cash inflows and outflows, resulting from the sale of product to foreign customers and purchases from foreign suppliers, will be adversely affected by changes in exchange rates. These derivative instruments are used for firmly committed or forecasted transactions. These transactions allow Armstrong to further reduce its overall exposure to exchange rate movements, since the gains and losses on these contracts offset losses and gains on the transactions being hedged.

Armstrong also used foreign currency forward exchange contracts to hedge exposures created by cross-currency inter-company loans.

The table below details Armstrong's outstanding currency instruments, all of which have scheduled maturity before December 31, 2001.


Notional Amount (millions)                         December 31, 2000            December 31, 1999
--------------------------                         -----------------            -----------------
   Forward Contracts                                     $20.4                        $295.6
   Purchased Options                                      --                           8.3
Fair Value (millions):
----------------------
   Forward Contracts                                     $0.2                          $9.4
   Purchased Options                                      --                           0.2


Commodity Price Sensitivity
---------------------------
Armstrong purchases natural gas for use in the manufacture of ceiling tiles and, as a result, is exposed to movements in the price of natural gas. Armstrong has a policy of minimizing cost volatility by purchasing natural gas swap contracts. The table below provides information about Armstrong's natural gas swap contracts that are sensitive to changes in commodity prices. Notional amounts are in millions of Btu's (MMBtu) and weighted average contract prices.


On balance sheet commodity related derivatives                    2000               2001               Total
                                                                  ----               ----               -----
As of December 31, 2000
-----------------------
Swap contracts (long):
   Contract amounts (MMBtu)                                        --                 --                  --
   Weighted average price ($/MMBtu)                                --                 --                  --

As of December 31, 1999
-----------------------
Swap contracts (long):
   Contract amounts (MMBtu)                                      950,000              --               950,000
   Weighted average price ($/MMBtu)                               $2.43               --                $2.43

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

ARMSTRONG HOLDINGS, INC. AND SUBSIDIARIES
-----------------------------------------

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2000 and 1999

Consolidated Statements of Earnings for the Years Ended December 31, 2000, 1999, and 1998

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2000, 1999, and 1998

Notes to Consolidated Financial Statements

Schedule II - Valuation and Qualifying Reserves


ARMSTRONG WORLD INDUSTRIES, INC. AND SUBSIDIARIES
-------------------------------------------------

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2000 and 1999

Consolidated Statements of Earnings for the Years Ended December 31, 2000, 1999, and 1998

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998

Consolidated Statements of Shareholder's Equity for the Years Ended December 31, 2000, 1999, and 1998

Notes to Consolidated Financial Statements

Schedule II - Valuation and Qualifying Reserves

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
ARMSTRONG HOLDINGS, INC.


(millions except for per share data)                    First           Second          Third          Fourth        Total year
------------------------------------                    -----           ------          -----          ------        ----------
2000    Net sales                                           $741.9          $799.6          $803.2         $659.1        $3,003.8
----
            Gross profit                                     214.4           235.5           219.4          136.8           806.1
            Net earnings (loss)                               30.7             7.5            74.3        (100.3)            12.2
            Per share of common stock:
               Basic:  Net earnings (loss)                    0.77            0.19            1.84         (2.48)            0.30
               Diluted:  Net earnings (loss)                  0.76            0.19            1.83         (2.48)            0.30
            Dividends per share of common stock               0.48            0.48            0.48             --            1.44
            Price range of common stock--high                 36.81           20.50           17.38          12.19           36.81
            Price range of common stock--low                  16.06           15.30           11.81           0.75            0.75

1999    Net sales                                           $732.4          $792.3          $800.7         $722.8        $3,048.2
----
            Gross profit                                     230.9           260.2           266.2          210.1           967.4
            Net earnings (loss)                               48.3            72.8            71.7        (178.5)            14.3
            Per share of common stock:
               Basic:  Net earnings (loss)                    1.21            1.83            1.80         (4.46)            0.36
               Diluted:  Net earnings (loss)                  1.20            1.81            1.78         (4.46)            0.36
            Dividends per share of common stock               0.48            0.48            0.48           0.48            1.92
            Price range of common stock--high                 64.31           59.69           60.88          45.13           64.31
            Price range of common stock--low                  44.63           45.00           44.13          29.00           29.00

Quarterly financial information for Armstrong is identical to the AHI information above except for net earnings (loss) which is detailed as follows. Per share information is not applicable to AWI since it does not have any publicly-traded stock.


(millions)                                                   First           Second          Third        Fourth        Total year
----------                                                   -----           ------          -----        ------        ----------
2000    Net earnings                                         $30.7             7.1           $74.3       ($100.3)           $11.8


Note: The net sales and gross profit amounts reported above are reported on a continuing operations basis. These amounts differ from those previously reported on Form 10-Q due to the discontinued operations of the Insulation Products segment and Textiles and Sports Flooring segment. Net sales are also impacted from the implementation of EITF Issue Nos. 00-010 and 00-014 (see Note 2). The sum of the quarterly earnings per share data does not equal the total year amounts due to changes in the average shares outstanding and, for diluted data, the exclusion of the antidilutive effect in certain quarters.

Fourth Quarter 2000 Compared With Fourth Quarter 1999
-----------------------------------------------------
Net sales of $659.1 million decreased from sales of $722.8 million in the fourth quarter of 1999. Wood products sales increased 1.7%. Floor coverings sales decreased 26.0% with sales in the Americas and Europe both down similar percentages. Americas sales declined due to a slow down in retail sales and significant inventory reductions within the wholesale and retail channels while European sales declined due to translation losses associated with weaker European currencies and lower pricing driven by excess industry capacity. Building products sales increased 8.7% due to the additional Gema sales.

A loss from continuing operations of $86.7 million in the fourth quarter of 2000 compared to a loss from continuing operations of $185.9 million in the fourth quarter of 1999. An additional 2000 pretax charge of $2.3 million primarily related to severance and enhanced retirement benefits for 15 corporate and line-of-business staff positions (all salaried positions) as a result of streamlining the organization to reflect staffing needs for current business conditions. The 2000 loss also reflects $3.8 million of lower ESOP compensation expense compared to 1999. A net pretax charge of $335.4 million was recorded in the fourth quarter of 1999 to increase the estimated liability net of the corresponding insurance asset for asbestos-related claims. In 1999, $1.4 million of the 1998 pretax reorganization charge was reversed, related to severance accruals that were no longer necessary.

For the fourth quarter, the cost of goods sold was 79.2% of sales compared to 70.9% in 1999. Excluding a $5.4 million charge to cost of goods sold in 2000 for write-downs of production-line assets related to the reorganization efforts that were not categorized as restructuring costs, the fourth quarter cost of goods sold was 78.4%. These write-downs of production-line assets primarily related to changes in production facilities and product offerings.

The fourth quarter of 2000 included $103.3 million in reorganization costs related to the Chapter 11 filing. See Item 1 for details of the reorganization costs.

Other income in 1999 includes a $1.5 million reduction of the gain on the second quarter sale of AISI and a $0.7 million reduction of the loss on the third quarter 1999 sale of Textile Products. Other income in 1999 also reflects proceeds from the settlement of various legal actions totaling $3.0 million, net of other items.

Armstrong's effective tax rate benefit in the fourth quarter of 2000 was 30.2% compared to an effective tax rate benefit of 35.2% in the fourth quarter of 1999.

A net loss of $100.3 million or $2.48 per share compared to a net loss of $178.5 million or $4.46 per share in the fourth quarter of 1999.

                   Armstrong Holdings, Inc., and Subsidiaries
                       Consolidated Statements of Earnings
                     (in millions, except per share amounts)


                                                                                                  Years Ended December 31
                                                                                                2000        1999        1998
                                                                                                ----        ----        ----
Net sales                                                                                       $3,003.8    $3,048.2    $2,496.1
Cost of goods sold                                                                               2,197.7     2,080.8     1,718.3
                                                                                                --------    --------    --------
Gross profit                                                                                       806.1       967.4       777.8

Selling, general and administrative expenses                                                       546.3       556.2       443.0
Charge for asbestos liability, net                                                                 236.0       335.4       274.2
Restructuring and reorganization charges (reversals)                                                18.0        (1.4)       74.4
Goodwill amortization                                                                               23.9        25.5        10.7
Equity (earnings) from affiliates, net                                                             (18.0)      (16.8)      (13.8)
                                                                                                   ------      ------      ------
Operating income (loss)                                                                             (0.1)       68.5       (10.7)

Interest expense (unrecorded contractual interest of $6.0 million in 2000)                         101.6       104.0        61.4
Other (income), net                                                                                (74.6)       (6.7)       (1.7)
                                                                                                   ------       -----       -----
Loss from continuing operations before Chapter 11 reorganization costs
    and income tax benefit                                                                         (27.1)      (28.8)      (70.4)
Chapter 11 reorganization costs, net                                                               103.3           -           -
                                                                                                  ------          --          --

Loss from continuing operations before income tax benefit                                         (130.4)      (28.8)      (70.4)
Income tax benefit                                                                                 (41.4)       (4.8)      (24.9)
                                                                                                   ------       -----      ------

Loss from continuing operations                                                                   ($89.0)     ($24.0)     ($45.5)
                                                                                                  -------     -------     -------

Income from discontinued operations, net of tax of $7.6, $19.7 and $13.6, respectively               5.9        38.3        36.2
Net gain on sale of discontinued operations, net of tax of $28.4                                    95.3           -           -
                                                                                                  ------          --          --
Earnings from discontinued operations                                                              101.2        38.3        36.2
                                                                                                  ------       -----       -----

Net earnings (loss)                                                                               $ 12.2       $14.3        ($9.3)
                                                                                                  ======      ======       ======

Loss per share of common stock, continuing operations:
  Basic                                                                                          $ (2.21)    $ (0.60)    $ (1.14)
  Diluted                                                                                        $ (2.21)    $ (0.60)    $ (1.14)

Earnings per share of common stock, discontinued operations:
  Basic                                                                                           $ 0.15      $ 0.96      $ 0.91
  Diluted                                                                                         $ 0.15      $ 0.96      $ 0.91

Earnings per share of common stock, gain on sale of discontinued operations:
  Basic                                                                                           $ 2.37         $ -         $ -
  Diluted                                                                                         $ 2.37         $ -         $ -

Net earnings (loss) per share of common stock:
  Basic                                                                                           $ 0.30      $ 0.36     $ (0.23)
  Diluted                                                                                         $ 0.30      $ 0.36     $ (0.23)

Average number of common shares outstanding:
  Basic                                                                                             40.2        39.9        39.8
  Diluted                                                                                           40.5        40.2        40.4



See accompanying notes to consolidated financial statements beginning on page
42.

                   Armstrong Holdings, Inc., and Subsidiaries
                           Consolidated Balance Sheets
                              (amounts in millions)


                                                                                           As of December 31,
            Assets                                                                          2000        1999
            ------                                                                          ----        ----
Current assets:
      Cash and cash equivalents                                                               $156.5       $17.2
      Accounts and notes receivable, net                                                       316.5       352.2
      Inventories, net                                                                         340.2       352.4
      Deferred income taxes                                                                      9.8        40.4
      Net assets of discontinued operations                                                     48.6       184.7
      Other current assets                                                                      72.4        74.7
                                                                                               -----       ----
              Total current assets                                                             944.0     1,021.6

Property, plant and equipment, less accumulated depreciation and
      amortization of $1,006.4 and $1,035.3 million, respectively                            1,253.5     1,292.0

Insurance receivable for asbestos-related liabilities, noncurrent                              236.1       270.0
Investment in affiliates                                                                        37.3        34.2
Goodwill, net                                                                                  846.0       898.4
Other intangibles, net                                                                          91.9        90.8
Deferred income tax assets, noncurrent                                                          22.5           -
Other noncurrent assets                                                                        443.3       374.4
                                                                                              ------      -----
              Total assets                                                                  $3,874.6    $3,981.4
                                                                                           =========   ========

      Liabilities and Shareholders' Equity
      ------------------------------------
Current liabilities:
      Short-term debt                                                                          $16.6       $65.9
      Current installments of long-term debt                                                     8.1        36.1
      Accounts payable and accrued expenses                                                    238.0       591.5
      Income taxes                                                                              28.5           -
                                                                                               -----          -
              Total current liabilities                                                        291.2       693.5
                                                                                              ------      -----

Liabilities subject to compromise                                                            2,385.2           -

Long-term debt, less current installments                                                       56.8     1,389.1
Employee Stock Ownership Plan (ESOP) loan guarantee                                                -       155.3
Postretirement and postemployment benefit liabilities                                          243.6       242.4
Pension benefit liabilities                                                                    154.7       168.3
Asbestos-related long-term liabilities, noncurrent                                                 -       506.5
Other long-term liabilities                                                                     71.1        91.5
Deferred income taxes                                                                              -        43.8
Minority interest in subsidiaries                                                                6.9        11.8
                                                                                                ----       ----
              Total noncurrent liabilities                                                   2,918.3     2,608.7

Shareholders' equity:
      Common stock, $1 par value per share
         Authorized 200 million shares; issued 51,878,910 shares                                51.9        51.9
      Capital in excess of par value                                                           162.2       176.4
      Reduction for ESOP loan guarantee                                                       (142.2)     (190.3)
      Retained earnings                                                                      1,151.5     1,196.2
      Accumulated other comprehensive loss                                                     (45.2)      (16.5)
      Less common stock in treasury, at cost
         2000 - 11,034,325 shares; 1999 - 11,628,705 shares                                   (513.1)     (538.5)
                                                                                              -------     -------
              Total shareholders' equity                                                       665.1       679.2
                                                                                              ------      -----

              Total liabilities and shareholders' equity                                    $3,874.6    $3,981.4
                                                                                            =========   ========


See accompanying notes to consolidated financial statements beginning on page
42.

                   Armstrong Holdings, Inc., and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                              (amounts in millions)


                                                              2000                   1999                       1998
                                                              ----                   ----                       ----
Common stock, $1 par value:
--------------------------
Balance at beginning and end of year                           $  51.9                  $ 51.9                    $ 51.9
                                                               -------                 -------                   ------

Capital in excess of par value:
------------------------------
Balance at beginning of year                                   $ 176.4                 $ 173.0                    $169.5
Stock issuances and other                                         (8.9)                    3.4                       3.5
Contribution of treasury stock to ESOP                            (5.3)                      -                         -
                                                                  -----                      -                         -
Balance at end of year                                         $ 162.2                 $ 176.4                    $173.0
                                                              --------                --------                   ------

Reduction for ESOP loan guarantee:
Balance at beginning of year                                   $(190.3)               $ (199.1)                 $ (207.7)
Principal paid                                                    13.2                    23.3                      23.2
Loans to ESOP                                                     (7.3)                  (12.8)                    (10.1)
Interest on loans to ESOP                                         (1.1)                   (1.3)                     (0.8)
Contribution of treasury stock to ESOP                            (4.1)                   (5.8)                        -
Impairment of loans to ESOP                                       43.3                       -                         -
Accrued compensation                                               4.1                     5.4                       (3.7)
                                                                  ----                    ----                      -----
Balance at end of year                                         $(142.2)               $ (190.3)                 $ (199.1)
                                                               --------               ---------                 ---------

Retained earnings:
Balance at beginning of year                                  $1,196.2               $ 1,257.0                  $1,339.6
Net earnings (loss) for year                                      12.2     $12.2          14.3     $14.3            (9.3)    $(9.3)
Tax benefit on dividends paid on unallocated
  ESOP common shares                                               1.2                     1.8                       2.0
                                                                  ----                    ----                      ---
  Total                                                       $1,209.6               $ 1,273.1                  $1,332.3
Less common stock dividends (per share)
  $1.44 in 2000; $1.92 in 1999; $1.88 in 1998                     58.1                    76.9                      75.3
                                                                  -----                   -----                     ----
Balance at end of year                                        $1,151.5               $ 1,196.2                  $1,257.0
                                                             ---------              ----------                 --------

Accumulated other comprehensive income (loss):
Balance at beginning of year                                   $ (16.5)                $ (25.4)                  $ (16.2)
  Foreign currency translation adjustments and
     hedging activities                                          (17.2)                   (3.4)                     (7.0)
  Unrealized loss on available for sale securities                (2.0)                      -                         -
  Minimum pension liability adjustments                           (9.5)                  12.3                       (2.2)
                                                                  -----                  -----                      -----
 Total other comprehensive income (loss)                         (28.7)    (28.7)         8.9       8.9             (9.2)     (9.2)
                                                                 ------    ------         ----      ----            -----     -----
Balance at end of year                                         $ (45.2)                $ (16.5)                  $ (25.4)
                                                               --------                --------                  --------

Comprehensive income (loss)                                              $ (16.5)                 $23.2                     $(18.5)
---------------------------                                              ========                 ======                    =======

Less treasury stock at cost:
Balance at beginning of year                                   $ 538.5                 $ 547.7                    $526.5
Stock purchases                                                    1.6                     1.3                      31.8
Stock issuance activity, net                                     (17.6)                   (2.6)                    (10.6)
Contribution of treasury stock to ESOP                            (9.4)                   (7.9)                        -
                                                                  -----                   -----                        -
Balance at end of year                                        $  513.1                 $ 538.5                    $547.7
                                                              --------                --------                   ------

Total shareholders' equity                                    $  665.1                 $ 679.2                    $709.7
                                                              ========                ========                   ======



See accompanying notes to consolidated financial statements beginning on page
42.

                   Armstrong Holdings, Inc., and Subsidiaries
                      Consolidated Statements of Cash Flows
                              (amounts in millions)


                                                                                              Years Ended December 31,
                                                                                           2000        1999         1998
                                                                                           ----        ----         ----
Cash flows from operating activities:
     Net earnings (loss)                                                                      $12.2       $14.3        ($9.3)
     Adjustments to reconcile net earnings (loss) to net cash
           provided by operating activities:
       Depreciation and amortization, continuing operations                                   160.9       154.9        129.6
       Depreciation and amortization, discontinued operations                                   7.6        14.3         13.1
       Gain on sale of businesses, net                                                       (183.9)       (1.0)           -
       Gain on sale of investments in affiliates                                                  -           -        (12.8)
       Deferred income taxes                                                                  (35.7)      (38.3)       (27.9)
       Equity earnings from affiliates, net                                                   (18.0)      (16.8)       (13.8)
       Chapter 11 reorganization costs, net                                                   103.3           -            -
       Chapter 11 reorganization costs paid                                                    (2.6)          -            -
       Restructuring and reorganization charges (reversals)                                    18.0        (1.4)        74.4
       Restructuring and reorganization payments                                               (7.9)      (16.9)       (11.2)
       Charge for asbestos liability, net                                                     236.0       335.4        274.2
       Payments for asbestos-related claims, net of recoveries                               (199.2)     (114.4)       (74.4)
       Decrease in net assets of discontinued operations                                       42.7        25.7          5.4
Changes in operating assets and liabilities net of effects of reorganizations, restructuring, acquisitions and dispositions
       (Increase)/decrease in receivables                                                      38.5       (26.9)         7.3
       (Increase)/decrease in inventories                                                      18.8       (22.0)        43.9
       (Increase)/decrease in other current assets                                            (10.6)       24.4        (30.1)
       Increase in other noncurrent assets                                                    (41.6)      (52.0)      (108.5)
       Increase/(decrease) in accounts payable and accrued expenses                          (119.6)       92.9        (23.2)
       Increase/(decrease) in income taxes payable                                             27.5       (15.8)        (6.5)
       Increase/(decrease) in other long-term liabilities                                     (23.8)        8.7         23.4
       Other, net                                                                              19.2       (27.0)       (10.3)
                                                                                              -----       ------       -----
Net cash provided by operating activities                                                      41.8       338.1        243.3
                                                                                              -----       ------       -----

Cash flows from investing activities:
     Purchases of property, plant and equipment, continuing operations                       (136.0)     (166.5)      (148.3)
     Purchases of property, plant and equipment, discontinued operations                      (14.1)      (17.1)       (11.4)
     Investment in computer software                                                          (12.0)      (11.6)       (24.6)
     Acquisitions, net of cash acquired                                                        (6.5)       (3.8)    (1,175.7)
     Investments in affiliates                                                                    -           -        147.6
     Distributions from equity affiliates                                                      12.7        40.8         11.4
     Proceeds from the sale of businesses                                                     329.9        88.3            -
     Proceeds from the sale of assets                                                           5.3         7.9          2.7
                                                                                               ----        ----          ---
Net cash provided by (used for) investing activities                                          179.3       (62.0)    (1,198.3)
                                                                                             ------       ------    ---------

Cash flows from financing activities:
     Increase/(decrease) in short-term debt, net                                               (4.5)      (69.7)        24.2
     Issuance of long-term debt                                                                 3.4       200.0      1,293.9
     Payments of long-term debt                                                               (23.0)     (332.4)      (278.6)
     Cash dividends paid                                                                      (58.1)      (76.9)       (75.3)
     Purchase of common stock for the treasury, net                                            (1.6)       (1.3)       (31.8)
     Proceeds from exercised stock options                                                      0.1         1.2          7.9
     Other, net                                                                                 5.6        (2.8)        (3.0)
                                                                                               ----        -----        -----
Net cash provided by (used for) financing activities                                          (78.1)     (281.9)       937.3
                                                                                              ------     -------       -----

Effect of exchange rate changes on cash and cash equivalents                                   (3.7)       (2.9)         0.5
                                                                                               -----       -----         ---

Net increase (decrease) in cash and cash equivalents                                         $139.3       ($8.7)      ($17.2)
Cash and cash equivalents at beginning of year                                               $ 17.2       $25.9        $43.1
                                                                                             ------      ------       ------

Cash and cash equivalents at end of year                                                     $156.5       $17.2        $25.9
                                                                                             =======      ======       =====


See accompanying notes to consolidated financial statements beginning on page
42.

NOTE 1. BUSINESS AND CHAPTER 11 REORGANIZATION
----------------------------------------------
Armstrong World Industries, Inc. ("AWI") is a Pennsylvania corporation incorporated in 1891, which together with its subsidiaries is referred to here as "Armstrong". Through its U.S. operations and U.S. and international subsidiaries, Armstrong designs, manufactures and sells interior finishings, most notably floor coverings and ceiling systems, around the world. Armstrong products are sold primarily for use in the finishing, refurbishing and repair of residential, commercial and institutional buildings. Armstrong also designs, manufactures and sells kitchen and bathroom cabinets.

Armstrong Holdings, Inc. (which together with its subsidiaries is referred to here as "AHI") is the publicly-held parent holding company of Armstrong. Armstrong Holdings, Inc. became the parent company of Armstrong on May 1, 2000, following AWI shareholder approval of a plan of exchange under which each share of AWI was automatically exchanged for one share of Armstrong Holdings, Inc.. Armstrong Holdings, Inc. was formed for purposes of the share exchange and holds no other significant assets or operations apart from AWI and AWI's subsidiaries. Stock certificates that formerly represented shares of AWI were automatically converted into certificates representing the same number of shares of Armstrong Holdings, Inc. The publicly-held debt of AWI was not affected in the transaction.

On December 6, 2000, AWI, the major operating subsidiary of AHI, filed a voluntary petition for relief ("the Filing") under Chapter 11 of the U.S. Bankruptcy Code ("the Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Court") in order to use the court-supervised reorganization process to achieve a resolution of its asbestos liability. Also filing under Chapter 11 were two of Armstrong's wholly-owned subsidiaries, Nitram Liquidators, Inc. and Desseaux Corporation of North America, Inc. The Chapter 11 cases are being jointly administered under case numbers 00-4469, 00-4470, and 00-4471 (the "Chapter 11 Cases").

AHI, and Armstrong's other subsidiaries, including Triangle Pacific Corp., WAVE (Armstrong's ceiling grid systems joint venture with Worthington Industries), Armstrong Canada, Armstrong DLW AG and its other non-U.S. operating subsidiaries were not a part of the Filing.

Like other companies involved in asbestos litigation, AWI has tried a number of different approaches to managing its asbestos liability, including negotiating broad-based settlements of claims and supporting efforts to find a legislative resolution. The number of new claims filed and the cost to settle claims, however, continued to escalate. In addition, liquidity concerns increased when Owens Corning Fiberglass filed for Chapter 11 protection on October 5, 2000. This hurt AWI's ability to obtain ongoing financing on acceptable terms. These were the principal factors which led to the decision to make the Filing.

AWI is operating its business and managing its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. Pursuant to the provisions of the Bankruptcy Code, AWI is not permitted to pay any claims or obligations which arose prior to the Filing date (prepetition claims) unless specifically authorized by the Court. Similarly, claimants may not enforce any claims against AWI that arose prior to the date of the Filing. In addition, as a debtor-in-possession, AWI has the right, subject to the Court's approval, to assume or reject any executory contracts and unexpired leases in existence at the date of the Filing. Parties having claims as a result of any such rejection may file claims with the Court which will be dealt with as part of the Chapter 11 Cases.

Two creditors' committees, one representing asbestos claimants and the other representing other unsecured creditors, have been appointed in the Chapter 11 Cases. In accordance with the provisions of the Bankruptcy Code they have the right to be heard on matters that come before the Court in the Chapter 11 Cases.

It is AWI's intention to address all of its prepetition claims, including all asbestos-related claims, in a plan of reorganization in its Chapter 11 Case. At this juncture, it is impossible to predict with any degree of certainty how such a plan will treat such claims and the impact AWI's Chapter 11 Case and any reorganization plan will have on the shares of common stock of AWI, all of which are held by AHI and along with AWI's operating subsidiaries are the only material asset of AHI. Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan which permits holders of equity interests to participate. The formulation and implementation of a plan of reorganization in the Chapter 11 Cases could take a significant period of time.

Financing
---------
The Court has approved a $300 million debtor-in-possession credit facility provided by a bank group led by The Chase Manhattan Bank (the "DIP Facility"). AWI believes that the DIP Facility, together with cash generated from operations, will be more than adequate to address its liquidity needs. As of February 28, 2001, AWI had $96.3 million of cash and cash equivalents in addition to cash held by its non-debtor subsidiaries. Borrowings under the DIP facility, if any, will constitute superpriority administrative expense claims in the Chapter 11 Cases.

Accounting Impact
-----------------
AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. Armstrong has implemented this guidance in the accompanying financial statements.

Pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. See
Note 4 for detail of the liabilities subject to compromise at December 31, 2000. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI's prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI's asbestos liability is also recorded in liabilities subject to compromise. See Note 29 for further discussion of AWI's asbestos liability.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization items. Accordingly, AWI recorded a total of $103.3 million as Reorganization Costs in December 2000, consisting of:


                                                                                              ($ millions)
                                                                                              ------------
Adjustment of net debt and debt issue costs to expected amount of allowed claim                    $ 42.0
ESOP related expenses                                                                                58.8
Professional fees                                                                                     2.6
Interest income, post petition                                                                       (0.3)
Other expenses directly related to bankruptcy, net                                                    0.2
                                                                                                   ------
Total Chapter 11 reorganization costs                                                              $103.3
                                                                                                   ======

To record prepetition debt at the face value or the amount of the expected allowed claims, AWI adjusted the amount of net debt and debt issue costs and recorded a pre-tax expense of $42.0 million.

ESOP related costs include a $43.3 million impairment charge related to amounts borrowed by the ESOP from Armstrong, the trustee of the ESOP. As described more fully in Note 19, Armstrong has not permitted further employee contributions to the ESOP. Therefore, it is expected that the ESOP will no longer have the ability to repay Armstrong money it previously borrowed. In addition, a $15.5 million expense was recorded related to interest and tax penalty guarantees owed to ESOP bondholders caused by the default on the ESOP bonds.

Professional fees represent legal and financial advisory expenses directly related to the Filing.

Interest income in the above table is from short-term investments of cash earned by AWI subsequent to the Filing.

As a result of the Filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession, AWI may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

Use of Estimates. These financial statements are prepared in accordance with
----------------
generally accepted accounting principles and include management estimates and judgments, where appropriate. Actual results may differ from these estimates.

Consolidation Policy. The consolidated financial statements and accompanying
--------------------
data in this report include the accounts of Armstrong Holdings, Inc., and its subsidiaries. All significant intercompany transactions have been eliminated from the consolidated financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

Revenue Recognition. AHI records revenue from the sale of products and the
-------------------
related accounts receivable as title transfers, generally on the date of shipment. Provision is made for estimated applicable discounts and losses.

Earnings (loss) per Common Share. Basic earnings (loss) per share are computed
--------------------------------
by dividing the earnings (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share reflect the potential dilution of securities that could share in earnings
(loss). The diluted earnings (loss) per share computations for some periods use the basic number of shares due to the loss from continuing operations.

Advertising Costs. AHI recognizes advertising expenses as they are incurred.
-----------------

Shipping and Handling Costs. Prior to 2000, AHI recorded some shipping and handling costs as a reduction to net sales. In 2000, AHI applied the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-010, "Accounting for Shipping and Handling Fees and Costs". Consequently, approximately $133.3 million of 2000 shipping and handling costs have been reclassified from net sales to cost of goods sold. All income statements presented have been restated to comply with this pronouncement by increasing net sales and cost of goods sold as follows: 1999 - $125.9 million and 1998 - $104.2 million. This change had no effect on gross margins or retained earnings as of any date.

Sales Incentives. Prior to 2000, AHI had been classifying most sales incentives
----------------
as a reduction of sales but was recording certain sales incentives as Selling General and Administrative ("SG&A") expenses. In accordance with EITF Issue No. 00-014, "Accounting for Certain Sales Incentives", AHI reclassified sales incentives from SG&A expense to net sales (reducing both) as follows: 2000 - $1.3 million; 1999 - $1.2 million; and 1998 - $1.1 million.

Pension and Postretirement Benefits. AHI has plans that provide for pension,
-----------------------------------
medical and life insurance benefits to certain eligible employees when they retire from active service. Generally, AHI's practice is to fund the actuarially determined current service costs and the amounts necessary to amortize prior service obligations over periods ranging up to 30 years, but not in excess of the funding limitations.

Taxes. Deferred tax assets and liabilities are recognized using enacted tax
-----
rates for expected future tax consequences of events recognized in the financial statements or tax returns. The tax benefit for dividends paid on unallocated shares of stock held by the ESOP is recognized in shareholders' equity.

Gains and Losses on Divestitures. AHI records the gain or loss on divested
--------------------------------
businesses in other income.


Cash and Cash Equivalents. Short-term investments that have maturities of three
-------------------------
months or less when purchased are considered to be cash equivalents.

Inventories. Inventories are valued at the lower of cost or market. Inventories
-----------
also include certain floor coverings samples.

Long-Lived Assets. Property, plant and equipment values are stated at
-----------------
acquisition cost less accumulated depreciation and amortization. Depreciation charges for financial reporting purposes are determined on the straight-line basis at rates calculated to provide for the retirement of assets at the end of their useful lives, generally as follows: buildings, 20 to 40 years; machinery and equipment, 3 to 20 years. Impairment losses are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. When assets are disposed of or retired, their costs and related depreciation are removed from the financial statements and any resulting gains or losses normally are reflected in "Selling, general and administrative expenses."

Costs of the construction of certain long-lived assets include capitalized interest which is amortized over the estimated useful life of the related asset. Capitalized interest was $0.4 million in 2000, $4.3 million in 1999 and $5.8 million in 1998.

Goodwill and Other Intangibles. Goodwill and other intangibles are amortized on
------------------------------
a straight-line basis over periods from 3 to 40 years. On a periodic basis, AHI estimates the future undiscounted cash flows of the businesses to which goodwill relates in order to ensure that the carrying value of goodwill and other intangibles has not been impaired.

Foreign Currency Transactions. Gains or losses on foreign-currency transactions
-----------------------------
are recognized through the statement of earnings. Amounts payable or receivable denominated in foreign currencies are revalued at the exchange rate prevailing at year-end.

Financial Instruments and Derivatives. AHI uses derivatives and other financial
-------------------------------------
instruments to diversify or offset the effect of currency, interest rate and commodity price variability.

AHI may enter into foreign currency forward contracts to offset the effect of exchange rate changes on cash flow exposures denominated in foreign currencies. Such exposures include firm commitments with third parties and intercompany financial transactions.

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

AHI may enter into interest rate swap agreements to alter the interest rate risk profile of outstanding debt, thus altering AHI's exposure to changes in interest rates. In these swaps, AHI agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to a notional principal amount. Any differences paid or received on interest rate swap agreements, when terminated, are recognized as adjustments to interest expense over the term of associated debt.


NOTE 3. NATURE OF OPERATIONS
----------------------------

Industry Segments
-----------------


              For the year ended 2000
              -----------------------
                                                       Floor       Building        Wood         All        Unallocated
(millions)                                           Coverings     products      products      other        Corporate       Totals
----------                                           ---------     --------      --------      -----        ---------       ------
Net sales to external customers                      $ 1,263.9     $ 837.2       $ 902.7          --               --    $ 3,003.8
Intersegment sales                                         4.2          --            --          --               --          4.2
Equity (earnings) from affiliates                           --      (17.9)            --       (0.1)               --       (18.0)
Segment operating income (loss)                           78.8       113.9          74.3         0.1        ($ 267.2)        (0.1)
Restructuring and reorganization charges,
   net of reversals                                        7.9         0.2           1.7          --              8.2         18.0
Segment assets                                           981.0       568.5       1,358.6        16.1            950.4      3,874.6
Depreciation and amortization                             70.1        32.8          37.0          --             21.0        160.9
Investment in affiliates                                   1.1        19.9            --        16.3               --         37.3
Capital additions                                         52.0        43.6          38.7          --             13.7        148.0


              For the year ended 1999
              -----------------------
                                                    Floor        Building         Wood         All       Unallocated
(millions)                                        coverings      products       products      other       Corporate       Totals
----------                                        ---------      --------       --------      -----       ---------       ------
Net sales to external customers                   $ 1,365.7        $ 794.5       $ 836.5      $ 51.5              --    $ 3,048.2
Intersegment sales                                      2.7             --            --        20.7              --         23.4
Equity (earnings) loss from affiliates                  0.1         (16.1)            --       (0.8)              --       (16.8)
Segment operating income (loss)                       204.6          120.0          85.0         6.0       ($ 347.1)         68.5
Restructuring and reorganization reversals            (1.1)          (0.3)            --          --              --        (1.4)
Segment assets                                      1,286.1          535.1       1,308.0        16.0           836.2      3,981.4
Depreciation and amortization                          71.2           34.1          36.1         2.8            10.7        154.9
Investment in affiliates                                3.3           14.9            --        16.0              --         34.2
Capital additions                                      71.9           45.5          41.5         2.7            16.5        178.1


              For the year ended 1998
                                                    Floor        Building         Wood         All        Unallocated
(millions)                                        coverings      products       products      other        Corporate       Totals
----------                                        ---------      --------       --------      -----        ---------       ------
Net sales to external customers                    $1,248.5        $ 799.0       $ 351.3      $ 97.3               --    $ 2,496.1
Intersegment sales                                       --             --            --        39.5               --         39.5
Equity (earnings) loss from affiliates                  0.2         (14.2)            --         0.2               --       (13.8)
Segment operating income (loss)                       121.7          106.5          38.6         7.2        ($ 284.7)       (10.7)
Reorganization charges                                 53.5           10.1            --         1.9              8.9         74.4
Segment assets                                      1,146.0          550.1       1,279.0        67.6          1,044.1      4,086.8
Depreciation and amortization                          62.6           39.2          15.3         7.2              5.3        129.6
Investment in affiliates                                2.2           39.6            --          --               --         41.8
Capital additions                                      93.5           42.5          12.4         5.9             18.6        172.9

Segments were determined based on products and services provided by each segment. Accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance of the segments is evaluated on operating income before income taxes, restructuring charges, unusual gains and losses, and interest expense. AHI accounts for inter-segment sales and transfers based upon its internal transfer pricing policy.

The floor coverings segment includes resilient flooring, adhesives, installation and maintenance materials and accessories sold to commercial and residential customers through wholesalers, retailers and contractors. To reduce interchannel conflict, distinctive resilient flooring products have been introduced to allow exclusive product offerings by our customers. Raw materials, especially plasticizers and resins, are a significant cost of resilient flooring products. AHI has no influence on the worldwide market prices of these materials and thus is subject to cost changes.

The building products segment includes commercial and residential ceiling systems. Grid products, manufactured through AHI's WAVE joint venture with Worthington Industries, have become an important part of this business worldwide. Earnings from this joint venture are included in this segment's operating income and in "Equity Earnings from Affiliates" (see Note 9). The major sales activity in this segment is commercial ceiling systems sold to resale distributors and contractors worldwide, with European sales having a significant impact. Ceiling systems for the residential home segment are sold through wholesalers and retailers, mainly in the United States. Through a joint venture with a Chinese partner, a plant in Shanghai manufactures ceilings for the Pacific area. During 2000, AHI acquired privately-held Switzerland-based Gema Holding AG ("Gema"), a manufacturer and installer of metal ceilings. See
Note 5 for further discussion.

The wood products segment is composed of Triangle Pacific Corp., a wholly owned subsidiary, a manufacturer of consumer wood products including hardwood flooring and cabinets. Products in this segment are used primarily in residential new construction and remodeling and commercial applications such as retail stores and restaurants. Approximately 35% of sales are from new construction which is more cyclical than remodeling activity. Triangle Pacific manufactures hardwood flooring under the brand names of Bruce, Hartco and Robbins while cabinets are manufactured under the brand names of Bruce and IXL.

During most of 1999, "all other" included business units making a variety of specialty products for the building, automotive, textile and other industries worldwide. Gasket materials were sold for new and replacement use in automotive, construction and farm equipment, appliance, small engine and compressor industries. On June 30, 1999, Armstrong sold 65% of the gaskets business. Since the divestiture, AHI has accounted for the gaskets business under the equity method within the "all other" segment. Textile mill supplies, including cots and aprons, were sold to equipment manufacturers and textile mills. On September 30, 1999, Armstrong sold the textiles business. From 1997 to 1998, Armstrong owned an equity interest in Dal-Tile International Inc. ("Dal-Tile"), whose ceramic tile products are sold through home centers, Dal-Tile sales service centers and independent distributors. In 1998, Armstrong sold its interest in Dal-Tile.

During 2000, AHI recognized revenue of approximately $373.2 million from The Home Depot, Inc., from sales in the floor coverings, building products and wood products segments compared to approximately $344.8 million and $296.0 million in 1999 and 1998, respectively. No other customer represented more than 10% of AHI's revenue.

The sales in the table below are allocated to geographic areas based upon the location of the customer.


Geographic Areas
----------------
 Net trade sales (millions)                                                   2000           1999           1998
 --------------------------                                                   ----           ----           ----
 Americas:
        United States                                                        $ 2,276.5       $ 2,296.4     $ 1,842.8
        Canada                                                                   129.1           123.0         100.4
        Other Americas                                                            26.5            27.2          18.5
                                                                                  ----            ----          ----
 Total Americas                                                              $ 2,432.1       $ 2,446.6     $ 1,961.7
                                                                             ---------       ---------     ---------

 Europe:
        England                                                                $ 103.3         $ 107.2        $ 60.8
        Germany                                                                  101.8           143.6          80.1
        France                                                                    50.4            54.4          62.9
        Italy                                                                     27.4            26.2          27.3
      Russia                                                                      22.5            12.0          22.9
        Other Europe                                                             158.1           146.5         163.1
                                                                                 -----           -----         -----
 Total Europe                                                                  $ 463.5         $ 489.9       $ 417.1
                                                                               -------         -------       -------

 Pacific area:
        China                                                                   $ 26.9          $ 24.2        $ 25.5
        Australia                                                                 24.4            27.2          29.2
        Other Pacific area                                                        56.9            60.3          62.6
                                                                                  ----            ----          ----
 Total Pacific area                                                            $ 108.2         $ 111.7       $ 117.3
                                                                               -------         -------       -------

 Total net trade sales                                                       $ 3,003.8       $ 3,048.2     $ 2,496.1
                                                                             =========       =========     =========


Long-lived assets (property, plant and equipment) at December 31
----------------------------------------------------------------
(millions)                                                                    2000           1999
----------                                                                    ----           ----
Americas:
        United States                                                          $ 960.8         $ 955.7
        Canada                                                                    14.2            16.1
        Other Americas                                                             0.1             0.1
                                                                                   ---             ---
Total Americas                                                                 $ 975.1         $ 971.9
                                                                               -------         -------

Europe:
        Germany                                                                $ 174.5         $ 196.5
        England                                                                   38.8            47.5
        Netherlands                                                               10.1            12.0
        France                                                                    11.9            13.8
        Sweden                                                                     9.4            15.2
        Other Europe                                                               1.7             0.2
                                                                                   ---             ---
Total Europe                                                                   $ 246.4         $ 285.2
                                                                               -------         -------

Pacific area:
        China                                                                   $ 26.2          $ 27.9
        Other Pacific area                                                         5.8             7.0
                                                                                   ---             ---
Total Pacific area                                                              $ 32.0          $ 34.9
                                                                                ------          ------

Total long-lived assets                                                      $ 1,253.5       $ 1,292.0
                                                                             =========       =========


NOTE 4. LIABILITIES SUBJECT TO COMPROMISE
-----------------------------------------
As a result of AWI's Chapter 11 filing (see Note 1), pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI's prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of AHI subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI's asbestos liability is also recorded in liabilities subject to compromise. See Note 29 for further discussion of AWI's asbestos liability.

Liabilities subject to compromise at December 31, 2000 are as follows:

(millions)                                                       2000
----------                                                       ----
Debt (at face value)                                              $ 1,400.4
Asbestos-related liability                                            690.6
Pre-petition trade payables                                            60.1
Pre-petition other payables and accrued interest                       76.4
ESOP loan guarantee                                                   157.7
                                                                      -----
Total liabilities subject to compromise                           $ 2,385.2
                                                                  =========

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

See Note 15 for detail of debt subject to compromise.


NOTE 5. ACQUISITIONS
--------------------
On May 18, 2000, AHI acquired privately-held Switzerland-based Gema Holding AG ("Gema"), a manufacturer and installer of metal ceilings, for $6 million plus certain contingent consideration not to exceed $25.5 million based on results over the three year period ending December 31, 2002. Gema, with annual sales of nearly $50 million, has two manufacturing sites located in Austria and Switzerland and employs nearly 300 people. The acquisition has been recorded under the purchase method of accounting. The purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair market value at the date of acquisition. Contingent consideration, when and if paid, will be accounted for as additional purchase price. The fair market value of tangible and identifiable intangible assets acquired exceeded the purchase price by $24.2 million and this amount has been recorded as a reduction of the fair value of property, plant and equipment.

On July 22, 1998, Armstrong completed its acquisition of Triangle Pacific Corp. ("Triangle Pacific"), a Delaware corporation. Triangle Pacific is a U.S. manufacturer of hardwood flooring and other flooring and related products and a manufacturer of kitchen and bathroom cabinets. The acquisition, recorded under the purchase method of accounting, resulted in a total purchase price of $911.5 million. The purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition. The balance of $792.8 million was recorded as goodwill and is being amortized over forty years on a straight-line basis. During 1999, purchase price adjustments increased goodwill by $5.3 million. During 2000, adjustments primarily related to pre-acquisition liabilities and property, plant and equipment values reduced goodwill by $1.4 million.

Effective August 31, 1998, Armstrong acquired approximately 93% of the total share capital of DLW Aktiengesellschaft ("DLW"), a corporation organized under the laws of the Federal Republic of Germany. DLW is a flooring manufacturer in Germany. The acquisition, recorded under the purchase method of accounting, resulted in a total purchase price of $289.9 million. During 1999, Armstrong increased its ownership percentage in DLW to approximately 96%. The purchase price was allocated to net tangible and identifiable intangible assets acquired based on the estimated fair market value at the date of acquisition. The balance of $117.2 million was recorded as goodwill and is being amortized over forty years on a straight-line basis. During 1999, purchase price adjustments increased goodwill by $5.2 million. During 2000, adjustments primarily related to pre-acquisition tax contingencies reduced goodwill by $8.9 million. In the initial purchase price allocation, $49.6 million was allocated to the estimable net realizable value of DLW's furniture business and a carpet manufacturing business in the Netherlands, which Armstrong identified as businesses held for sale. In May 1999, Armstrong sold the DLW furniture business for $38.1 million. The remaining business held for sale, a Dutch carpet manufacturing company, was sold during December 2000.

The operating results of these acquired businesses have been included in the consolidated statements of earnings from the dates of acquisition. Triangle Pacific's fiscal year ends on the Saturday closest to December 31, which was December 30, 2000, January 1, 2000 and January 2, 1999. No events occurred between December 31 and these dates at Triangle Pacific materially affecting AHI's financial position or results of operations.

The table below reflects unaudited pro forma combined results of AHI, Triangle Pacific and DLW as if the acquisitions had taken place at the beginning of fiscal 1998:

(millions, except per share data)                                     1998
-----------------------------------                                   ----
Net sales                                                             $ 2,874.9
Net earnings                                                              (14.2)
Net earnings per share                                                    (0.36)

In management's opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisitions had been effective at the beginning of fiscal 1998.


NOTE 6. DISCONTINUED OPERATIONS
-------------------------------
On May 31, 2000, AHI completed its sale of all of the entities, assets and certain liabilities comprising its Insulation Products segment to Orion Einundvierzigste Beteiligungsgesellschaft Mbh, a subsidiary of the Dutch investment firm Gilde Investment Management N.V. for $264 million. The transaction resulted in an after tax gain of $114.8 million, or $2.84 per share.

In February 2001, AHI determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001, entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. The proposed sale, while subject to certain approvals, including that of the Court, is expected to close in June 2001. Accordingly, this segment has been classified as a discontinued operation in the accompanying consolidated financial statements. Prior year balances and results have been reclassified to reflect the net assets and results of discontinued operations. Based on the expected net realizable value of the business, AHI recorded a pretax net loss of $30.3 million in the fourth quarter of 2000, $19.5 million net of tax benefit.

The following comprises the net assets of discontinued operations as of December 31, 2000 and 1999.


                                                                            2000               1999
                                                                            ----               ----
                  Cash                                                      $  2.6             $ 18.4
                  Accounts receivable, net                                    52.5               83.8
                  Inventories, net                                            59.7               77.4
                  Property plant and equipment, net                           67.5              147.1
                  Short-term debt                                            (19.3)              (5.0)
                  Long-term debt                                             (10.5)             (23.8)
                  Accounts payable and accrued expenses                      (54.0)             (79.2)
                  Pension liabilities                                         (3.3)             (36.8)
                  Other, net                                                 (12.1)               2.8
                  Adjustment to net realizable value                         (34.5)               --
                                                                             ------               --
                  Net assets of discontinued operations                     $ 48.6           $  184.7
                                                                            ======           ========


NOTE 7. OTHER DIVESTITURES
--------------------------
On July 31, 2000, AHI completed the sale of its Installation Products Group ("IPG") to subsidiaries of the German company Ardex GmbH, for $86 million in cash. Ardex purchased substantially all of the assets and liabilities of IPG including its shares of the W.W. Henry Company. The transaction resulted in a gain of $44.1 million ($60.2 million pretax) or $1.09 per share and was recorded in other income. The financial results of IPG were reported as part of the floor coverings segment. The proceeds and gain are subject to a post-closing working capital adjustment, which AHI expects to finalize in the first half of 2001. Under the terms of the agreement and a related supply agreement, AHI will purchase some of its installation products needs from Ardex for an initial term of eight years, subject to certain minimums for the first five years after the sale. The agreement also calls for price adjustments based upon changing market prices for raw materials, labor and energy costs.

On September 30, 1999, Armstrong completed the sale of its Textile Products Operations to Day International Group, Inc. The sale resulted in a loss of $3.2 million, or $0.08 per share, which was recorded in other income.

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

On May 28, 1999, Armstrong's subsidiary DLW sold its furniture business for total cash proceeds of $38.1 million. Armstrong acquired this business as part of the acquisition of DLW in the third quarter of 1998 and had classified the business as held for sale. There was no gain or loss on the transaction.


NOTE 8. RESTRUCTURING AND OTHER ACTIONS
---------------------------------------
A $19.4 million pre-tax reorganization charge was recorded in 2000, of which $8.6 million related to severance and enhanced retirement benefits for more than 180 positions (approximately 66% related to salaried positions) within the European Flooring business. Reorganization actions include staff reductions due to the elimination of administrative positions, the consolidation and closing of sales offices in Europe and the closure of the Team Valley, England commercial tile plant. $2.6 million of the charge related to severance and enhanced retirement benefits for 15 corporate and line-of-business staff positions (all salaried positions) as a result of streamlining the organization to reflect staffing needs for current business conditions. Of the $2.6 million, $0.1 million represented a non-cash charge for enhanced retirement benefits. The remaining $8.2 million of the charge primarily related to the remaining payments on a noncancelable operating lease for an office facility in the U.S. The employees who occupied this office facility are being relocated to the corporate headquarters.

In addition, $1.4 million of the remaining accrual for the $74.4 million 1998 reorganization charge was reversed in both 2000 and 1999, comprising certain severance accruals that were no longer necessary. The amount in "other" below primarily relates to foreign currency translation.

The following table summarizes activity in the restructuring accruals for 2000 and 1999:

                             Beginning        Cash                                                        Ending
(millions)                    Balance       Payments        Charges         Reversals         Other       Balance
----------                    -------       --------        -------         ---------         -----       -------
2000                           $12.1         ($7.9)          $19.3            ($1.4)         ($0.7)        $21.4
1999                            30.6         (16.9)             --             (1.4)          (0.2)         12.1

Substantially all of the remaining balance of the restructuring accrual as of December 31, 2000 relates to terminated employees with extended payouts, most of which will be paid during 2001, and two noncancelable operating leases which extend through 2005 and 2017.

AHI also recorded a $17.6 million charge to cost of goods sold in 2000 for write-downs of inventory and production-line assets related to the reorganization efforts that were not categorized as restructuring costs. The inventory write-downs were related to changes in product offerings while the write-downs of production-line assets primarily related to changes in production facilities and product offerings.

AHI also recorded costs within selling, general and administrative expense of $3.8 million for severance payments to approximately 100 employees that were not classified as restructuring costs and $2.3 million for fixed asset impairments related to the decision to vacate certain office space in the U.S.

In 1998, AHI recognized charges of $65.6 million, or $42.6 million after tax, related to severance and enhanced retirement benefits for more than 650 positions, approximately 75% of which were salaried positions. In addition, AHI recorded an estimated loss of $9.0 million, or $5.9 million after tax, related to redundant flooring products machinery disposed of in 1999. Approximately $28.6 million of the charge comprised cash expenditures for severance. The remainder was a non-cash charge for enhanced retirement benefits.

NOTE 9. EQUITY INVESTMENTS
--------------------------
Investments in affiliates were $37.3 million at December 31, 2000, an increase of $3.1 million, reflecting the equity earnings of AHI's 50% interest in its WAVE joint venture and its remaining 35% interest in Interface Solutions, Inc. ("ISI"). AHI continues to purchase certain raw materials from ISI under a long-term supply agreement.

Equity earnings from affiliates for 2000 and 1999 consisted primarily of income from a 50% interest in the WAVE joint venture and the 35% interest in ISI. Equity earnings from affiliates for 1998 primarily comprised income from a 50% interest in the WAVE joint venture, AHI's share of a net loss at Dal-Tile and amortization of the excess of AHI's investment in Dal-Tile over the underlying equity in net assets.

Condensed financial data for significant investments in affiliates accounted for under the equity method of accounting are summarized below:

(millions)                                                   2000          1999
----------                                                   ----          ----
Current assets                                             $ 68.3        $ 66.7
Non-current assets                                           34.4          37.8
Current liabilities                                          18.2          21.8
Non-current liabilities                                      50.4          57.7

(millions)                                                   2000          1999
----------                                                   ----          ----
Net sales                                                  $212.5        $202.3
Gross profit                                                 60.3          53.7
Net earnings                                                 35.5          32.3

NOTE 10. ACCOUNTS AND NOTES RECEIVABLE
--------------------------------------

(millions)                                                   2000          1999
----------                                                   ----          ----
Customer receivables                                      $ 349.1       $ 371.8
Customer notes                                               10.8           8.7
Miscellaneous receivables                                     7.7          15.4
Less allowance for discounts and losses                    (51.1)        (43.7)
                                                          -------       -------
Net accounts and notes receivable                         $ 316.5       $ 352.2
                                                          =======       =======

Generally, AHI sells its products to select, pre-approved customers whose businesses are directly affected by changes in economic and market conditions. AHI considers these factors and the financial condition of each customer when establishing its allowance for losses from doubtful accounts.


NOTE 11. INVENTORIES
--------------------
Approximately 48% of AHI's total inventory in 2000 and 49% in 1999 were valued on a LIFO (last-in, first-out) basis. Inventory values were lower than would have been reported on a total FIFO (first-in, first-out) basis, by $47.8 million at the end of 2000 and $45.6 million at year-end 1999.

(millions)                                                   2000          1999
----------                                                   ----          ----
Finished goods                                            $ 208.9       $ 225.7
Goods in process                                             39.6          34.3
Raw materials and supplies                                  143.5         140.3
Less LIFO and other reserves                               (51.8)        (47.9)
                                                          -------       -------
Total inventories, net                                    $ 340.2       $ 352.4
                                                          =======       =======

NOTE 12. PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

(millions)                                                   2000          1999
----------                                                   ----          ----
Land                                                   $     84.3    $     99.2
Buildings                                                   538.1         539.8
Machinery and equipment                                   1,569.3       1,601.0
Construction in progress                                     68.2          87.3
Less accumulated depreciation and amortization          (1,006.4)     (1,035.3)
                                                        ---------     ---------
Net property, plant and equipment                      $  1,253.5    $  1,292.0
                                                       ==========    ==========

NOTE 13.  GOODWILL AND OTHER INTANGIBLES
----------------------------------------

(millions)                                                   2000          1999
----------                                                   ----          ----
Goodwill                                                  $ 908.9       $ 950.1
Less accumulated amortization                              (62.9)        (51.7)
                                                          -------        ------
Total goodwill, net                                       $ 846.0       $ 898.4
                                                          =======       =======

Other intangibles                                         $ 121.7       $ 110.0
Less accumulated amortization                              (29.8)        (19.2)
                                                          -------       -------
Total other intangibles, net                              $  91.9       $  90.8
                                                          =======       =======

Goodwill decreased by $52.4 million in 2000, reflecting the elimination of goodwill attributable to IPG which was sold during 2000, tax valuation allowance reduction and other adjustments related to DLW (see Note 5), scheduled amortization of $23.9 million and foreign currency translations. Unamortized computer software costs included in other intangibles were $50.5 million at December 31, 2000, and $48.0 million at December 31, 1999.

NOTE 14. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
----------------------------------------------

(millions)                                                                                   2000           1999
----------                                                                                   ----           ----
Payables, trade and other                                                                 $ 142.3        $ 254.0
Employment costs                                                                             32.0           63.3
Reorganization and severance payments, current portion (see Note 8)                          12.5           12.1
Asbestos-related claims, current portion (see Note 29)                                          -          175.0
Other                                                                                        51.2           87.1
                                                                                          -------        -------
Total                                                                                     $ 238.0        $ 591.5
                                                                                          =======        =======

Certain accounts payable and accrued expenses have been categorized as liabilities subject to compromise (see Note 4).

NOTE 15. DEBT
-------------

                                                                                 Average                            Average
                                                                                 year-end                           year-end
($ millions)                                                     2000         interest rate         1999         Interest rate
------------                                                     ----         -------------         ----         -------------
  Borrowings under lines of credit                           $  450.0                 7.18%           --                    --
  DIP Facility                                                    5.0                 9.50%           --                    --
  Commercial paper                                               49.7                 6.75%     $  495.9                 6.20%
  Foreign banks                                                  11.7                 5.58%         20.0                 5.57%
  Bank loans due 2001-2006                                       44.5                 5.94%         42.7                 6.26%
  9.00% medium-term notes due 2001                                7.5                 9.00%         25.6                 8.96%
  6.35% senior notes due 2003                                   200.0                 6.35%        199.9                 6.35%
  6.50% senior notes due 2005                                   150.0                 6.50%        149.7                 6.50%
  9.75% debentures due 2008                                     125.0                 9.75%        125.0                 9.75%
  7.45% senior notes due 2029                                   200.0                 7.45%        199.8                 7.45%
  7.45% senior quarterly interest bonds due 2038                180.0                 7.45%        180.0                 7.45%
  Industrial development bonds                                   29.8                 4.97%         29.8                 5.27%
  Capital lease obligations                                       7.1                 7.25%         11.4                 7.25%
  Other                                                          21.6                12.34%         11.3                 8.75%
                                                             --------                ------     --------                 -----
Subtotal                                                      1,481.9                 7.27%      1,491.1                 6.92%
Less debt subject to compromise                               1,400.4                 7.35%           --                    --
Less current portion and short-term debt                         24.7                 6.69%        102.0                 6.61%
                                                             --------                ------     --------                 -----
Total long-term debt, less current portion                   $   56.8                 5.55%     $1,389.1                 6.94%
                                                             ========                ======     ========                 =====

Scheduled payments of long-term debt (millions)
2001        $ 8.1                    2004             $2.6
2002          3.1                    2005              1.0
2003          3.1

In accordance with SOP 90-7, AWI stopped recording interest expense on unsecured prepetition debt effective December 6, 2000.

Debt included in liabilities subject to compromise consisted of the following at December 31, 2000.

($ millions)                                                           2000
------------                                                           ----
    Borrowings under lines of credit                               $  450.0
    Commercial paper                                                   49.7
    9.00% medium-term notes due 2001                                    7.5
    6.35% senior notes due 2003                                       200.0
    6.50% senior notes due 2005                                       150.0
    9.75% debentures due 2008                                         125.0
    7.45% senior notes due 2029                                       200.0
    7.45% senior quarterly interest bonds due 2038                    180.0
    Industrial development bonds                                       19.5
    Other                                                              18.7
                                                                   --------
Total debt subject to compromise                                   $1,400.4
                                                                   ========

Borrowings under the DIP Facility, if any, will constitute superpriority administrative expense claims in the Chapter 11 Cases. As of December 31, 2000, AWI has borrowed $5.0 million under the DIP Facility. The DIP Facility expires no later than December 6, 2002 and borrowings are limited to an adjusted amount of receivables, inventories and property, plant and equipment. Depending on the amount of borrowings, the DIP Facility carries an interest rate range of either Chase's Alternate Bank Rate plus 50 basis points to 100 basis points or LIBOR plus 150 basis points to 200 basis points. The DIP Facility also contains several covenants including, among other things, limits on asset sales, capital expenditures and a required ratio of debt to cash flow. Prior to final Court approval of the DIP Facility, which was obtained on February 7, 2001, AWI had preliminary available borrowings of $145 million as of December 31, 2000.

On March 16, 1999, AWI filed a shelf registration statement for $1 billion of combined debt and equity securities. On May 19, 1999, AWI completed an offering under the shelf registration statement of $200 million aggregate principal amount of 7.45% senior notes due 2029. The net proceeds from this offering were used to repay other indebtedness of AWI.

Other debt includes an $18.6 million zero-coupon note due in 2013 that was fully amortized to its face value due to the Chapter 11 filing.

In addition, AHI's foreign subsidiaries have approximately $38.9 million of unused short-term lines of credit available from banks. The credit lines are subject to immaterial annual commitment fees.

In order to maintain the ratio of fixed to floating rate debt which management believes is appropriate, AHI maintained $150 million of interest rate swaps during most of 2000. AHI received fixed rates and paid floating rates on these swaps. However, all but one of the interest rate swap agreements was terminated when AHI defaulted on its commercial paper obligations on November 22, 2000. Details of the outstanding swap agreement as of December 31, 2000 are as follows:


                                                   Notional                                                         Market
Maturity date ($ millions)                          amount                 Pays               Receives               value
--------------------------                          ------                 ----               --------               -----
Aug. 15, 2003                                         $20.0            3 mo. LIBOR              6.54%                $0.3

This interest rate swap agreement was subsequently terminated by the counter-party on February 26, 2001.


NOTE 16. FINANCIAL INSTRUMENTS
------------------------------
AHI does not hold or issue financial instruments for trading purposes. The estimated fair values of AHI's financial instruments are as follows:


                                                          2000 carrying       Estimated        1999 carrying       Estimated
(In millions at December 31)                                 amount           fair value          amount          fair value
----------------------------                                 ------           ----------          ------          ----------
Liabilities:
    Debt subject to compromise                                   $1,400.4           $ 386.6                 --               --
    Long-term debt, including current portion                        64.9              64.9           $1,425.2         $1,369.2
Off-balance sheet financial instruments:
    Foreign currency contract obligations                              --               0.2                 --              9.4
    Foreign currency options                                           --                --                 --              0.2
    Letters of credit/financial guarantees                             --             165.6                 --            252.2
    Lines of credit                                                    --              39.1                 --          1,088.1
    Interest rate swaps                                                --               0.3                 --            (4.1)

Fair values were determined as follows:

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses, short-term debt and current installments of long-term debt approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt were based upon quotes from major financial institutions taking into consideration current rates offered to AHI for debt of the same remaining maturities. Foreign currency contract obligations and options, as well as interest rate swaps, are estimated by obtaining quotes from major financial institutions. Letters of credit, financial guarantees and lines of credit amounts are based on the estimated cost to settle the obligations.


NOTE 17. INCOME TAXES
---------------------
The tax effects of principal temporary differences between the carrying amounts of assets and liabilities and their tax bases are summarized in the table below. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize deferred tax assets except for certain foreign tax credit and net operating loss carryforwards for which AHI has provided a valuation allowance of $69.8 million. The $6.4 million of U.S. foreign tax credit will expire in 2005. AHI has $879.0 million of state net operating losses with expirations between 2001 and 2020, and $82.9 million of foreign net operating losses which will be carried forward indefinitely. The $1.3 million decrease in the valuation allowance is attributable to a $24.7 million decrease in foreign net operating loss and capital loss carryforwards in connection with the sale of the Insulation Products segment (see Note 6) and a $23.4 million increase due to unused state net operating loss and U.S. foreign tax credit.


Deferred income taxes (assets) liabilities (millions)                                          2000          1999
-----------------------------------------------------                                          ----          ----
    Postretirement and postemployment benefits                                                 ($ 92.0)      ($ 86.1)
    Chapter 11 reorganization costs and restructuring costs                                      (35.9)         (3.3)
    Asbestos-related liabilities                                                                (241.7)       (238.5)
    Foreign tax credit carryforward                                                               (6.4)            --
    Net operating losses                                                                         (94.6)        (62.2)
    Capital loss carryforwards                                                                       --        (20.2)
    Other                                                                                        (86.8)        (58.7)
                                                                                                 ------        ------
Total deferred tax assets                                                                       (557.4)       (469.0)
Valuation allowance                                                                                69.8          71.1
                                                                                                   ----          ----
Net deferred tax assets                                                                         (487.6)       (397.9)

    Accumulated depreciation                                                                      173.7         183.0
    Pension costs                                                                                 105.9          69.3
    Insurance for asbestos-related liabilities                                                     85.4         103.6
    Tax on unremitted earnings                                                                     27.0            --
    Other                                                                                          63.3          45.4
                                                                                                   ----          ----
Total deferred income tax liabilities                                                             455.3         401.3
                                                                                                  -----         -----
Net deferred income tax liabilities (assets)                                                     (32.3)           3.4
Income tax benefit - current                                                                      (9.8)        (40.4)
Deferred income tax liability (asset) - noncurrent                                              ($22.5)        $ 43.8
                                                                                                =======        ======

Details of taxes (millions)                                                     2000           1999          1998
---------------------------                                                     ----           ----          ----
Earnings (loss) from continuing operations before income taxes:
    Domestic                                                                    ($ 135.9)        $ 45.8      ($ 63.7)
    Foreign                                                                          15.4          44.9          20.4
    Eliminations                                                                    (9.9)       (119.5)        (27.1)
                                                                                    -----       -------        ------
Total                                                                           ($ 130.4)      ($ 28.8)      ($ 70.4)
                                                                                =========      ========      ========
Income tax provision (benefit):
    Current:
       Federal                                                                   ($ 12.2)        $ 15.8        $ 11.2
       Foreign                                                                        6.5           4.3           7.1
       State                                                                          1.8           3.0           1.3
                                                                                      ---           ---           ---
    Total current                                                                   (3.9)          23.1          19.6
                                                                                    -----          ----          ----
    Deferred:
        Federal                                                                    (32.7)        (36.6)        (48.2)
        Foreign                                                                     (5.1)           8.2           3.3
        State                                                                         0.3           0.5           0.4
                                                                                      ---           ---           ---
    Total deferred                                                                 (37.5)        (27.9)        (44.5)
                                                                                   ------        ------        ------
Total income taxes (benefit)                                                     ($ 41.4)       ($ 4.8)      ($ 24.9)
                                                                                 ========       =======      ========


At December 31, 2000, unremitted earnings of subsidiaries outside the U.S. were $169.0 million (at December 31, 2000 balance sheet exchange rates). AHI expects to repatriate $77.0 million of earnings and has provided $27.0 million of U.S. taxes. No U.S. taxes have been provided on the remaining unremitted earnings as it is AHI's intention to invest these earnings permanently. If such earnings were to be remitted without offsetting tax credits in the U.S., withholding taxes would be $4.2 million.


Reconciliation to U.S. statutory tax rate (millions)                            2000           1999          1998
----------------------------------------------------                            ----           ----          ----
Continuing operations tax (benefit) at statutory rate                             ($ 45.6)      ($ 10.0)      ($ 24.6)
State income taxes, net of federal benefit                                            1.8           2.0           1.7
(Benefit) on ESOP dividend                                                          (1.0)         (1.3)         (1.2)
Tax on foreign and  foreign-source income                                             2.9           3.4           4.4
Capital loss                                                                        (0.8)            --            --
Equity in (earnings) of affiliates                                                     --            --         (6.2)
Insurance programs                                                                    0.1         (0.6)         (1.0)
Goodwill                                                                              9.9           7.1           3.3
Change in valuation allowance                                                          --         (4.0)            --
Sale of subsidiary                                                                  (9.1)            --            --
Other items                                                                           0.4         (1.4)         (1.3)
                                                                                      ---         -----         -----
Tax expense (benefit) at effective rate                                          ($ 41.4)       ($ 4.8)      ($ 24.9)
                                                                                 ========       =======      ========

Other taxes (millions)                                                          2000           1999          1998
----------------------                                                          ----           ----          ----
Payroll taxes                                                                      $ 59.7        $ 66.8        $ 51.3
Property, franchise and capital stock taxes                                          26.2          24.0          19.6


NOTE 18. OTHER LONG-TERM LIABILITIES
-----------------------------------------


(millions)                                                                      2000           1999
----------                                                                      ----           ----
Deferred compensation                                                              $ 34.9        $ 42.8
Other                                                                                36.2          48.7
                                                                                     ----          ----
Total other long-term liabilities                                                   $71.1         $91.5
                                                                                    =====         =====


NOTE 19. RETIREMENT SAVINGS AND STOCK OWNERSHIP PLAN (RSSOP)
------------------------------------------------------------
In 1989, Armstrong established an Employee Stock Ownership Plan ("ESOP") that borrowed $270 million from banks and insurance companies, repayable over 15 years and guaranteed by AHI. The ESOP used the proceeds to purchase 5,654,450 shares of a new series of convertible preferred stock issued by Armstrong. In 1996, the ESOP was merged with the Retirement Savings Plan for salaried employees (a defined-contribution pension plan) to form the Retirement Savings and Stock Ownership Plan ("RSSOP"). On July 31, 1996, the trustee of the ESOP converted the preferred stock held by the trust into approximately 5.1 million shares of common stock at a one-for-one ratio.

The number of shares released for allocation to participant accounts has been based on the proportion of principal and interest paid to the total amount of debt service remaining to be paid over the life of the borrowings. Through December 31, 2000, the RSSOP allocated 2,676,000 shares to participants that remain outstanding, retired 1,318,000 shares, AHI issued 437,000 treasury shares and the trustee purchased 242,000 shares on the open market as part of meeting the necessary funding requirements. As of December 31, 2000, there were approximately 2,340,000 shares in the RSSOP that had yet to be allocated to participants.

All RSSOP shares are considered outstanding for earnings per share calculations. Historically, dividends on allocated shares were credited to employee accounts while dividends on unallocated shares were used to satisfy debt service payments.

The RSSOP currently covers parent company nonunion employees and some union employees.


Details of ESOP debt service payments (millions)                              2000              1999             1998
------------------------------------------------                              ----              ----             ----
Common stock dividends paid                                                        $ 4.5             $ 8.9            $ 9.0
Employee contributions                                                               1.2               7.7              9.8
Company contributions                                                                7.0               8.9             11.4
Company loans to ESOP                                                                7.3              12.9             10.1
                                                                                     ---              ----             ----
Debt service payments made by ESOP trustee                                        $ 20.0            $ 38.4           $ 40.3
                                                                                  ======            ======           ======

AHI recorded costs for the RSSOP of $10.5 million in 2000, $13.1 million in 1999 and $6.9 million in 1998.

The trustee borrowed from AHI $7.3 million in 2000, $12.9 million in 1999 and $10.1 million in 1998. These loans were made to ensure that the financial arrangements provided to employees remain consistent with the original intent of the RSSOP. Such loans receivable were included as a component of shareholders' equity. In December 2000, in connection with the Chapter 11 Filing of AWI and default on RSSOP loan obligations, AHI recorded an impairment charge of $43.3 million related to these loans. The impairment was recorded as a component of Chapter 11 reorganization costs.

On November 22, 2000, AHI failed to repay $50 million in commercial paper that was due. As a result, the remaining ESOP bond principal balance of $142.2 million became immediately payable along with a $15.5 million interest and tax make-whole premium. Additionally, the December 2000 ESOP debt service payment was not made. As a result of the Chapter 11 filing, Armstrong's ESOP loan guarantee of $157.7 million is now classified as a liability subject to compromise.

AHI has amended the RSSOP to provide for a cash match of employee contributions in lieu of the stock match. AHI recorded an expense of $0.5 million in 2000 related to the cash match. The RSSOP Plan document will be revised to reflect this change.


NOTE 20. STOCK-BASED COMPENSATION PLANS
---------------------------------------
Awards under the 1993 Long-Term Stock Incentive Plan ("1993 Plan") may be in the form of stock options, stock appreciation rights in conjunction with stock options, performance restricted shares and restricted stock awards. No additional shares of common stock may be issued under the 1993 Plan.

During 1999, AHI adopted the 1999 Long-Term Incentive Plan ("1999 Plan") which replaced the 1993 Plan. The 1999 Plan is similar to the 1993 Plan in that it provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, performance-restricted shares and restricted stock awards. The 1999 Plan also incorporates stock awards and cash incentive awards. No more than 3,250,000 shares of common stock may be issued under the 1999 Plan, and no more than 300,000 of the shares may be awarded in the form of performance restricted shares, restricted stock awards or stock awards. No awards under the 1999 Plan will be granted after April 25, 2009. Pre-1999 grants made under predecessor plans will be governed under the provisions of those plans.

During 2000, AHI adopted the Stock Award Plan ("2000 Plan") to enable stock awards and restricted stock awards to officers, key employees and non-employee directors. No more than 750,000 treasury shares may be awarded under the 2000 Plan. The 2000 Plan will remain in effect until the earlier of the grant of all the shares allowed under the plan or termination of the plan by the Board of Directors.

Approximately 1,702,000 stock options were cancelled as a result of a restricted stock for stock option exchange program offered to employees in 2000. Employees other than the CEO holding stock options were given a one-time opportunity to exchange their stock options with exercise prices above $50 per share for shares of AHI restricted stock based on specified conversion ratios. The shares issued under this exchange program were issued under the 2000 Plan and will be fully vested by August 2002. Expenses related to this event were $1.5 million in 2000.

Options are granted to purchase shares at prices not less than the closing market price of the shares on the dates the options are granted. The options generally become exercisable in one to three years and expire 10 years from the date of grant.



Changes in option shares outstanding
(thousands except for share price)                                          2000         1999         1998
----------------------------------                                          ----         ----         ----
Option shares at beginning of year                                           3,509.5      2,783.7     2,161.3
Options granted                                                              1,818.5        829.7       914.8
Option shares exercised                                                           --       (54.5)     (253.3)
Stock appreciation rights exercised                                               --        (0.2)       (3.1)
Options cancelled                                                          (2,550.5)       (49.2)      (36.0)
                                                                           ---------       ------      ------
Option shares at end of year                                                 2,777.5      3,509.5     2,783.7

Option shares exercisable at end of year                                       973.3      1,828.0     1,372.0
Shares available for grant                                                   4,068.7      3,307.3       789.7

Weighted average price per share:
    Options outstanding                                                       $30.69       $58.48      $60.41
    Options exercisable                                                        48.92        57.12       52.38
    Options granted                                                            18.24        50.70       70.43
    Option shares exercised                                                      N/A        36.17       41.68

The table below summarizes information about stock options outstanding at December 31, 2000.

Stock options outstanding as of December 31, 2000
(thousands except for life and share price)


                                             Options outstanding                         Options exercisable
                             ----------------------------------------------------- ---------------------------------
                                                   Weighted-         Weighted-
                                  Number            average           average           Number         Weighted-
Range of                        outstanding        remaining         exercise        exercisable        average
exercise prices                 at 12/31/00     contractual life       price         at 12/31/00     exercise price
---------------                 -----------     ----------------       -----         ------------    --------------
$1.19 - $18.00                           200.0        9.8             $ 8.78                   --                --
$18.01 - $19.50                        1,542.8        9.2              19.44                 64.6           $ 19.44
$19.51 - $46.00                          427.8        3.4              39.32                418.0             39.59
$46.01 - $60.00                          427.7        5.5              55.11                356.9             56.07
$60.01 - $84.00                          179.2        6.9              73.14                133.8             73.21
                                         -----                                              -----
                                       2,777.5                                              973.3
                                       =======                                              =====

Performance restricted shares issuable under the 1993 and 1999 plans entitle certain key executive employees to earn shares of AHI's common stock, but only if the total company or individual business units meet certain predetermined performance measures during defined performance periods (generally three years). At the end of performance periods, common stock awarded may carry additional restriction periods, during which time AHI will hold the shares in custody until the expiration or termination of restrictions. Compensation expense will be charged to earnings over the performance period. Within performance periods at the end of 2000 were 1,500 unvested performance restricted shares outstanding and 245 accumulated dividend equivalent shares. No performance restricted share awards were earned based on the performance period ending December 31, 2000. Within restriction periods at the end of 2000 were 22,028 shares of restricted common stock outstanding based on performance periods ending prior to 2000 with 3,599 accumulated dividend equivalent shares.

Restricted stock awards can be used for the purposes of recruitment, special recognition and retention of key employees. Awards for 444,443 shares of restricted stock were granted (excluding performance-based awards discussed above) during 2000. Of these restricted shares, 198,343 were granted under a restricted stock for stock option exchange program. At the end of 2000, there were 422,241 restricted shares of common stock outstanding with 11,769 accumulated dividend equivalent shares.

SFAS No. 123, "Accounting for Stock-Based Compensation," permits entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures. Had compensation cost for these plans been determined consistent with SFAS No. 123, AHI's net earnings and earnings per share would have been reduced to the following pro forma amounts.



(millions)                                                                  2000        1999        1998
----------                                                                  ----        ----        ----
Net earnings (loss):
--------------------
    As reported                                                               $12.2       $14.3     $ (9.3)
    Pro forma                                                                   5.8         7.0      (16.1)
Basic earnings (loss) per share:
    As reported                                                                0.30        0.36      (0.23)
    Pro forma                                                                  0.14        0.18      (0.40)
Diluted earnings (loss) per share:
    As reported                                                                0.30        0.36      (0.23)
    Pro forma                                                                  0.14        0.17      (0.40)

The fair value of grants was estimated on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions for 2000, 1999 and 1998 presented in the table below. The weighted-average fair value of stock options granted in 2000 was $2.08 per share.


                                                                             2000          1999          1998
                                                                             ----          ----          ----
Risk-free interest rate                                                         6.48%         6.34%         5.14%
Dividend yield                                                                  9.50%         5.75%         3.03%
Expected life                                                                 5 years       5 years       5 years
Volatility                                                                        28%           28%           28%

Because the SFAS No. 123 method of accounting has not been applied to grants prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.


NOTE 21. EMPLOYEE COMPENSATION
------------------------------
Employee compensation is presented in the table below. Charges for severance costs and early retirement incentives to terminated employees have been excluded. The increase in employee compensation from 1998 is primarily due to the acquisitions of Triangle Pacific and DLW.


Employee compensation cost summary (millions)                                2000           1999           1998
---------------------------------------------                                ----           ----           ----
Wages and salaries                                                             $ 631.9        $ 625.3        $516.8
Payroll taxes                                                                     59.7           66.8          51.3
Pension credits                                                                 (38.1)         (32.9)        (38.5)
Insurance and other benefit costs                                                 67.4           64.2          56.9
Stock-based compensation                                                           4.4            4.2           5.0
                                                                                 -----            ---           ---
Total                                                                          $ 725.3        $ 727.6        $591.5
                                                                               =======        =======        ======

NOTE 22. PENSION AND OTHER BENEFIT PROGRAMS
-------------------------------------------
AHI and a number of its subsidiaries have pension plans and postretirement medical and insurance benefit plans covering eligible employees worldwide. AHI also has defined-contribution pension plans (including the Retirement Savings and Stock Ownership Plan, as described in Note 19) for eligible employees. Benefits from pension plans, which cover substantially all employees, are based on an employee's compensation and years of service. Pension plans are funded by AHI. Postretirement benefits are funded by AHI on a pay-as-you-go basis, with the retiree paying a portion of the cost for health care benefits by means of deductibles and contributions. AHI announced in 1989 and 1990 a 15-year phase-out of its health care benefits for certain future retirees. These future retirees include parent company nonunion employees and some union employees. Shares of RSSOP common stock were allocated to eligible active employees through June 2000, based on employee age and years to expected retirement, to help employees offset their future postretirement medical costs. The RSSOP was amended in November 2000 to suspend future allocations and starting in December 2000, AHI used cash to fund this benefit.

Effective November 1, 2000, an amendment to the Retirement Income Plan (RIP), a qualified US defined benefit plan, established an additional benefit known as the ESOP Pension Account to partially compensate active employee and retiree ESOP shareholders for the decline in the market value of AHI's stock. The effect of this amendment had no material impact to the financial position or results of operations in 2000, but will increase the benefit obligation by $88.7 million in 2001. The RIP Plan document will be revised to reflect these changes.

The following tables summarize the balance sheet impact, as well as the benefit obligations, assets, funded status and rate assumptions associated with the pension and postretirement benefit plans. The plan assets are primarily stocks, mutual funds and bonds. Included in these assets were 1,426,751 shares of AHI common stock at year-end 2000 and 1999.


                                                                                       Retiree Health and Life
                                                             Pension Benefits             Insurance Benefits
                                                           -------------------         -----------------------
U.S. defined-benefit plans (millions)                      2000           1999            2000           1999
-------------------------------------                      ----           ----            ----           ----
Change in benefit obligation:
Benefit obligation as of January 1                         $ 1,079.4      $ 1,163.5         $ 233.3       $ 262.5
Service cost                                                    13.9           16.7             2.8           3.2
Interest cost                                                   84.0           76.6            18.7          17.0
Plan participants' contributions                                  --             --             3.4           2.6
Plan amendments                                                 25.8             --              --            --
Divestitures                                                   (4.0)             --           (0.1)            --
Effect of settlements                                          (5.9)             --              --         (4.1)
Effect of special termination benefits                           1.4            1.7              --            --
Actuarial loss (gain)                                           33.0         (96.4)            26.6        (24.9)
Benefits paid                                                 (95.2)         (82.7)          (26.1)        (23.0)
                                                              ------         ------          ------        ------
Benefit obligation as of December 31                       $ 1,132.4      $ 1,079.4         $ 258.6       $ 233.3
                                                           =========      =========         =======       =======

Change in plan assets:
Fair value of plan assets as of January 1                  $ 1,748.3      $ 1,874.9              --            --
Actual return (loss) on plan assets                            137.9         (46.7)              --            --
Divestitures                                                   (3.7)             --              --            --
Effect of settlements                                          (5.9)             --              --            --
Employer contribution                                            9.2            2.8          $ 22.7        $ 20.5
Plan participants' contributions                                  --             --             3.4           2.6
Benefits paid                                                 (95.2)         (82.7)          (26.1)        (23.1)
                                                              ------         ------          ------        ------
Fair value of plan assets as of December 31                $ 1,790.6      $ 1,748.3           $ 0.0         $ 0.0
                                                           =========      =========           =====         =====

Funded status                                                $ 658.2        $ 668.9       $ (258.6)      $(233.3)
Unrecognized net actuarial loss (gain)                       (422.7)        (483.9)            48.6          23.0
Unrecognized transition asset                                  (8.3)         (14.5)              --            --
Unrecognized prior service cost (benefit)                       86.1           72.2           (4.2)         (5.1)
                                                                ----           ----           -----         -----
Net amount recognized                                        $ 313.3        $ 242.7       $ (214.2)     $ (215.4)
                                                             =======        =======       =========     =========

The funded status of U.S. defined-benefit plans was determined using the assumptions presented in the table below.


                                                                                      Retiree Health and Life
                                                            Pension Benefits             Insurance Benefits
                                                           -------------------        -----------------------
U.S. defined-benefit plans                                 2000           1999          2000           1999
--------------------------                                 ----           ----          ----           ----
Weighted-average assumption as of
    December 31:
Discount rate                                                  7.50%         7.75%         7.50%           7.75%
Expected return on plan assets                                 9.50%         8.75%           n/a             n/a
Rate of compensation increase                                  4.25%         4.25%         4.25%           4.25%

Amounts recognized in the consolidated balance sheets consist of:
                                                                                      Retiree Health and Life
                                                            Pension Benefits            Insurance Benefits
                                                           -------------------        -----------------------
(millions)                                                 2000           1999          2000           1999
----------                                                 ----           ----          ----           ----
Prepaid benefit costs                                        $ 333.6       $ 264.2                            --
Accrued benefit liability                                     (34.5)        (30.2)     $ (214.2)       $ (215.4)
Intangible asset                                                 1.6           2.0            --              --
Other comprehensive income                                      12.6           6.7            --              --
                                                                ----           ---            --              --
Net amount recognized                                        $ 313.3       $ 242.7     $ (214.2)       $ (215.4)
                                                             =======       =======     =========       =========

                                                                                          Pension Benefits
                                                                                          ----------------
U.S. pension plans with benefit obligations in excess of assets (millions)              2000           1999
--------------------------------------------------------------------------              ----           ----
Retirement benefit equity plan:
------------------------------
Projected benefit obligation, December 31                                                 $ 44.7           $34.9
Accrued benefit obligation, December 31                                                     34.5            30.2
Fair value of plan assets, December 31                                                        --              --

The components of pension credit are as follows:
                                                                                   Pension Benefits
                                                                                   ----------------
U.S. defined-benefit plans (millions)                                     2000          1999           1998
-------------------------------------                                     ----          ----           ----
Service cost of benefits earned during the year                             $ 13.9        $ 16.7          $ 17.5
Interest cost on projected benefit obligation                                 84.0          76.6            72.6
Expected return on plan assets                                             (153.6)       (147.0)         (136.2)
Amortization of transition asset                                             (6.2)         (6.2)           (6.2)
Amortization of prior service cost                                            11.9          10.0            10.0
Recognized net actuarial gain                                               (13.9)        (17.3)          (18.4)
                                                                            ------        ------          ------
Net periodic pension credit                                               $ (63.9)      $ (67.2)        $ (60.7)
                                                                          ========      ========        ========

Costs for other funded and unfunded pension plans were $4.3 million in 2000, $3.9 million in 1999 and $3.6 million in 1998.
The components of postretirement benefit cost are as follows:

                                                                                  Retiree Health and
                                                                                  ------------------
                                                                                Life Insurance Benefits
                                                                                -----------------------
U.S. defined-benefit plans (millions)                                       2000         1999          1998
-------------------------------------                                       ----         ----          ----
Service cost of benefits earned during the year                                $ 2.8       $ 3.2           $ 3.3
Interest cost on accumulated postretirement benefit obligation                  18.7        17.0            17.2
Amortization of prior service benefit                                          (0.9)       (0.9)           (0.9)
Recognized net actuarial loss                                                    1.0         0.6             1.3
                                                                                 ---         ---             ---
Net periodic postretirement benefit cost                                      $ 21.6      $ 19.9          $ 20.9
                                                                              ======      ======          ======

For measurement purposes, a 6% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000 and all future years. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                                              One percentage point
                                                                                              --------------------
U.S. retiree health and life insurance benefit plans (millions)                              Increase       Decrease
---------------------------------------------------------------                              --------       --------
Effect on total of service and interest cost components                                            $ 2.1        $ (1.7)
Effect on postretirement benefit obligation                                                         21.0         (17.9)

AHI has pension plans covering employees in a number of foreign countries that utilize assumptions that are consistent with, but not identical to, those of the U.S. plans. The following tables summarize the balance sheet impact as well as the benefit obligations, assets, funded status and rate assumptions associated with pension benefits.


                                                                             Pension Benefits
                                                                             ----------------
Non-U.S. defined-benefit plans (millions)                                   2000          1999
-----------------------------------------                                   ----          ----
Change in benefit obligation:
Benefit obligation as of January 1                                           $ 262.8       $ 287.0
Service cost                                                                     5.2           6.7
Interest cost                                                                   12.5          16.2
Plan participants' contributions                                                 1.5           1.2
Plan amendments                                                                  0.7            --
Acquisitions                                                                    18.0            --
Divestitures                                                                   (0.5)         (2.6)
Effect of settlements                                                         (33.6)            --
Effect of special termination benefits                                         (0.7)           0.3
Foreign currency translation adjustment                                       (21.6)        (29.8)
Actuarial loss (gain)                                                           14.6         (1.3)
Benefits paid                                                                 (12.4)        (14.9)
                                                                              ------        ------
Benefit obligation as of December 31                                         $ 246.5       $ 262.8
                                                                             =======       =======

Change in plan assets:
Fair value of plan assets as of January 1                                    $ 123.8       $ 105.6
Actual return on plan assets                                                     0.4          21.9
Acquisitions                                                                    17.4            --
Divestitures                                                                   (0.5)            --
Employer contributions                                                          43.7          12.5
Plan participants' contributions                                                 1.5           1.2
Effect of settlements                                                         (33.6)            --
Foreign currency translation adjustment                                        (8.0)         (2.5)
Benefits paid                                                                 (12.4)        (14.9)
                                                                              ------        ------
Fair value of plan assets as of December 31                                  $ 132.3       $ 123.8
                                                                             =======       =======

Funded status                                                              $ (114.2)     $ (139.0)
Unrecognized net actuarial gain                                                (4.7)        (32.9)
Unrecognized transition obligation                                                --           0.4
Unrecognized prior service cost                                                  3.9           4.7
                                                                                 ---           ---
Net amount recognized                                                      $ (115.0)      $(166.8)
                                                                           =========      ========

Amounts recognized in the consolidated balance sheets consist of:

                                                                             Pension Benefits
                                                                             ----------------
(millions)                                                                  2000          1999
----------                                                                  ----          ----
Prepaid benefit cost                                                           $ 3.2         $ 2.6
Accrued benefit liability                                                    (123.9)       (169.5)
Intangible asset                                                                 0.1            --
Other comprehensive income                                                       5.6           0.1
                                                                                 ---           ---
Net amount recognized                                                      $ (115.0)     $ (166.8)
                                                                           =========     =========

Non-U.S. pension plans with benefit obligations                              Pension Benefits
                                                                             ----------------
in excess of assets (millions)                                              2000          1999
------------------------------                                              ----          ----
Projected benefit obligation, December 31                                    $ 125.3       $ 166.0
Accrued benefit obligation, December 31                                        122.2         159.9
Fair value of plan assets, December 31                                           0.6           0.6

The components of pension cost are as follows:

Non-U.S. defined-benefit plans (millions)                                   2000          1999
-----------------------------------------                                   ----          ----
Service cost of benefits earned during the year                                $ 5.2         $ 6.7
Interest cost on projected benefit obligation                                   12.5          16.2
Expected return on plan assets                                                 (7.7)         (6.1)
Amortization of transition obligation                                            0.1           0.2
Amortization of prior service cost                                               1.0           0.4
Recognized net actuarial gain                                                  (0.1)         (0.1)
                                                                               -----         -----
Net periodic pension cost                                                     $ 11.0         $17.3
                                                                              ======         =====
                                                                             Pension Benefits
                                                                             ----------------
Non-U.S. defined-benefit plans                                              2000          1999
------------------------------                                              ----          ----
Weighted-average assumption as of December 31:
Discount rate                                                                5.69%         6.50%
Expected return on plan assets                                               6.43%         4.25%
Rate of compensation increase                                                3.85%         3.75%

NOTE 23. LEASES
---------------
AHI rents certain real estate and equipment. Several leases include options for renewal or purchase and contain clauses for payment of real estate taxes and insurance. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. As part of the Chapter 11 Cases, AWI must decide whether to assume, assume and assign, or reject prepetition unexpired leases and other prepetition executory contracts. AWI has been granted an extension until August 6, 2001 by the Court to make these decisions with respect to prepetition unexpired leases of real property and this date may be further extended. With respect to prepetition executory contracts and unexpired leases not related to real estate, AWI has until confirmation of a reorganization plan to make these decisions unless such time is shortened by the Court. The accompanying financial statements do not reflect any adjustment related to assumption or rejection of such agreements.

Rental expense was $16.9 million in 2000, $19.3 million in 1999 and $24.7 million in 1998. Future minimum payments at December 31, 2000, by year and in the aggregate, having noncancelable lease terms in excess of one year were as follows:

                                                                            Capital       Operating
Scheduled minimum lease payments (millions)                                  leases         leases
-------------------------------------------                                  ------         ------
2001                                                                           $ 0.9        $  8.2
2002                                                                             1.0           5.1
2003                                                                             1.1           3.6
2004                                                                             2.1           2.8
2005                                                                             1.1           1.9
Thereafter                                                                       1.4           6.6
                                                                                 ---           ---
Total                                                                          $ 7.6        $ 28.2
                                                                               =====        ======
AHI has capital leases that have lease payments that extend until 2018. Assets under capital leases are included in the consolidated balance sheets as follows:

(millions)                                                                    2000          1999
----------                                                                     ----          ----
Land                                                                           $ 3.8          $3.8
Building                                                                         4.5           4.5
Machinery                                                                       26.2          21.5
Less accumulated amortization                                                 (12.1)         (6.2)
                                                                              ------         -----
Net assets                                                                    $ 22.4         $23.6
                                                                              ======         =====

NOTE 24. SHAREHOLDERS' EQUITY
-----------------------------
Treasury share changes for 2000, 1999 and 1998 are as follows:

Years ended December 31 (thousands)                                          2000           1999           1998
-----------------------------------                                          ----           ----           ----
Common shares
Balance at beginning of year                                                 11,628.7        11,856.7      11,759.5
Stock purchases (1)                                                              90.8            33.8         389.5
Stock issuance activity, net                                                  (685.2)         (261.8)       (292.3)
                                                                              -------         -------       -------
Balance at end of year                                                       11,034.3        11,628.7      11,856.7
                                                                             ========        ========      ========

Note 1: Includes small unsolicited buybacks of shares, shares received under share tax withholding transactions and open market purchases of stock through brokers.

In July 1996, the Board of Directors authorized Armstrong to repurchase 3.0 million shares of its common stock through the open market or through privately negotiated transactions, bringing the total authorized common share repurchases to 5.5 million shares. Under the total plan, Armstrong repurchased approximately 4,017,000 shares through December 31, 1998, with total cash outlay of $248.1 million, including 355,000 repurchased in 1998. In June 1998, Armstrong halted purchases of its common shares under the common share repurchase program in connection with its announcement to purchase Triangle Pacific and DLW.

The balance of each component of accumulated other comprehensive loss as of December 31, 2000, and December 31, 1999, is presented in the table below.


(millions)                                                                    2000         1999
----------                                                                    ----         ----
Foreign currency translation adjustments and hedging activities                 $ 29.3       $ 12.1
Unrealized loss on available for sale securities                                   2.0           --
Minimum pension liability adjustments                                             13.9          4.4
                                                                                  ----          ---
Total                                                                           $ 45.2       $ 16.5
                                                                                 =====        =====

The related tax effects allocated to each component of other comprehensive income (loss) are presented in the table below.

                                                                            Pre-tax        Tax         After tax
(millions)                                                                  amount       Benefit         amount
----------                                                                  ------       -------         ------
Foreign currency translation adjustments and hedging activities              ($ 17.2)            --        ($ 17.2)
Unrealized loss on available for sale securities                                (2.0)            --           (2.0)
Minimum pension liability adjustments                                          (13.4)         $ 3.9           (9.5)
                                                                               ------         -----           -----
Total                                                                        ($ 32.6)         $ 3.9        ($ 28.7)
                                                                             ========         =====        ========

NOTE 25. PREFERRED STOCK PURCHASE RIGHTS PLAN
---------------------------------------------
AHI has a shareholder rights plan under a Rights Agreement dated as of March 14, 2000 and in connection therewith distributed one right for each share of its common stock outstanding. In general, the rights become exercisable at $300 per right for a fractional share of a new series of Class A preferred stock 10 days after a person or group, other than certain affiliates of AHI either acquires beneficial ownership of shares representing 20% or more of the voting power of AHI or announces a tender or exchange offer that could result in such person or group beneficially owning shares representing 28% or more of the voting power of AHI. If thereafter any person or group becomes the beneficial owner of 28% or more of the voting power of AHI or if AHI is the surviving company in a merger with a person or group that owns 20% or more of the voting power of AHI, then each owner of a right (other than such 20% shareholder) would be entitled to purchase shares of company common stock having a value equal to twice the exercise price of the right. Should AHI be acquired in a merger or other business combination, or sell 50% or more of its assets or earnings power, each right would entitle the holder to purchase, at the exercise price, common shares of the acquirer having a value of twice the exercise price of the right. The exercise price was determined on the basis of the Board's view of the long-term value of AHI 's common stock. The rights have no voting power nor do they entitle a holder to receive dividends. At AHI's option, the rights are redeemable prior to becoming exercisable at five cents per right. The rights expire on March 21, 2006, unless extended or earlier redeemed by the AHI Board of Directors.

NOTE 26. SUPPLEMENTAL FINANCIAL INFORMATION
-------------------------------------------

Selected operating expenses (millions)                                        2000         1999         1998
--------------------------------------                                        ----         ----         ----
Maintenance and repair costs                                                 $ 112.0      $ 110.0      $ 107.8
Research and development costs                                                  60.0         46.4         36.7
Advertising costs                                                               37.6         39.4         38.1

Other expense (income), net (millions)
--------------------------------------
Interest and dividend income                                                 $ (5.5)      $ (2.0)      $ (3.3)
Gain on sale of businesses, net                                               (60.2)        (1.0)           --
Demutualization proceeds                                                       (5.2)        (2.6)           --
Dal-Tile gain                                                                     --           --       (12.8)
Domco litigation expense                                                          --           --         12.3
Foreign currency transaction gain                                              (6.0)        (0.4)          0.3
Other                                                                            2.3        (0.7)          1.8
                                                                                 ---        -----          ---
Total                                                                        $(74.6)      $ (6.7)       $(1.7)
                                                                             =======      =======       ======
NOTE 27. SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------
(millions)                                                                    2000         1999          1998
 ---------                                                                    ----         ----          ----
Interest paid                                                                 $100.4      $ 102.7       $ 48.2
Income taxes paid                                                               14.0         47.1         25.7
Acquisitions:
    Fair value of assets acquired                                             $ 55.6         $3.8     $1,031.9
    Cost in excess of net assets acquired                                         --           --        948.3
Less:
    Net assets in excess of consideration                                       24.2           --           --
    Liabilities assumed                                                         24.9           --        804.5
                                                                                ----           --        -----
Cash paid, net of cash acquired                                                $ 6.5         $3.8     $1,175.7
                                                                               =====         ====     ========

NOTE 28. LOSS PER SHARE FROM CONTINUING OPERATIONS
--------------------------------------------------
The table below provides a reconciliation of the numerators and denominators of the basic and diluted per share calculations for net loss. Diluted loss per share for each year was antidilutive.

                                                                              Net                         Per share
Millions except for per-share data                                            loss          Shares         amount
----------------------------------                                           ------         ------         ------
                                         For the year ended 2000
                                         -----------------------
BASIC LOSS PER SHARE
Loss from continuing operations                                             $ (89.0)           40.2       $ (2.21)
DILUTED LOSS PER SHARE
Dilutive options                                                                                0.3
                                                                                                ---
Loss from continuing operations                                             $ (89.0)           40.5       $ (2.21)
                                                                            ========           ====       ========
                                         For the year ended 1999
                                         -----------------------
BASIC LOSS PER SHARE
Loss from continuing operations                                              $(24.0)           39.9       $ (0.60)
DILUTED LOSS PER SHARE
Dilutive options                                                                                0.3
                                                                                                ---
Loss from continuing operations                                              $(24.0)           40.2       $ (0.60)
                                                                             =======           ====       ========
                                         For the year ended 1998
                                         -----------------------
BASIC LOSS PER SHARE
Loss from continuing operations                                              $(45.5)           39.8       $ (1.14)
DILUTED LOSS PER SHARE
Dilutive options                                                                                0.6
                                                                                                ---
Loss from continuing operations                                              $(45.5)           40.4       $ (1.14)
                                                                             =======           ====       ========

NOTE 29. LITIGATION AND RELATED MATTERS
---------------------------------------

Asbestos-related Litigation

AWI is a defendant in personal injury claims and property damage claims related to asbestos containing products. On December 6, 2000, AWI filed a voluntary petition for relief ("the Filing") under Chapter 11 of the U.S. Bankruptcy Code to use the court supervised reorganization process to achieve a fair and final resolution of its asbestos liability. See Item 1 for further discussion.

Background
----------
AWI's involvement in asbestos litigation relates primarily to its participation in the insulation contracting business. From around 1910 to 1933, AWI manufactured and installed some high-temperature insulation products, including some that contained asbestos. In 1939, AWI expanded its contract installation service to provide a greater range of high and low temperature contracting services to its customers. AWI generally manufactured its own low temperature insulation products, but did not manufacture the high temperature products used in its contracting operations. Some of the high temperature products furnished and installed in the contracting operations contained asbestos.

Effective January 1, 1958, AWI separated its insulation contracting business into a separate, independent subsidiary, Armstrong Contracting and Supply Corporation ("ACandS"). From January 1, 1958 through August 31, 1969, ACandS operated as an independent subsidiary in the insulation contracting business. During this time period, AWI licensed certain tradenames and trademarks to ACandS, which ACandS placed on certain insulation products manufactured by others. Other than two specific products, AWI did not manufacture or sell any asbestos-containing thermal insulation products during this period. In August 1969, AWI sold the ACandS subsidiary to a group of ACandS management employees and ACandS continues to operate independently as a subsidiary of Irex Corporation. AWI had no involvement with any asbestos-containing insulation materials after 1969.

In addition, AWI manufactured some resilient flooring that contained encapsulated asbestos until the early 1980's. AWI also manufactured some gasket materials that contained encapsulated asbestos until the mid-1980's.

Personal Injury Litigation
--------------------------
Nearly all the asbestos-related personal injury lawsuits brought against AWI relate to alleged exposure to asbestos-containing high-temperature insulation products. The majority of these claims seek compensatory and punitive damages. Claims may arise many years after first exposure to asbestos in light of the decades long latency period for asbestos-related injury. Product identification and determining exposure periods are difficult and uncertain. Over the long history of asbestos litigation involving hundreds of companies, various parties have tried to secure a comprehensive resolution of the litigation. In 1991, the Judicial Panel for Multidistrict Litigation ordered the transfer of federal cases to the Eastern District of Pennsylvania in Philadelphia for pretrial purposes. AWI supported this transfer. Some cases are periodically released for trial, although the issue of punitive damages is retained by the transferee court. That court has been instrumental in having the parties resolve large numbers of cases from various jurisdictions and has been receptive to different approaches to the resolution of claims. Claims filed in state courts have not been directly affected by the transfer.

Amchem Settlement Class Action
------------------------------
Georgine v. Amchem ("Amchem") was a settlement class action filed in the Eastern District of Pennsylvania on January 15, 1993, that included essentially all future personal injury claims against members of the Center for Claims Resolution ("Center"), including AWI. It was designed to establish a nonlitigation system for the resolution of those claims, and offered a method for prompt compensation to claimants who were occupationally exposed to asbestos if they met certain exposure and medical criteria. Compensation amounts were derived from historical settlement data and no punitive damages were to be paid. The settlement was designed to, among other things, minimize transactional costs, including attorneys' fees; expedite compensation to claimants with qualifying claims; and relieve the courts of the burden of handling future claims. The District Court, after exhaustive discovery and testimony, approved the settlement class action and issued a preliminary injunction that barred class members from pursuing claims against Center members in the tort system. The U.S. Court of Appeals for the Third Circuit reversed that decision, and the reversal was sustained by the U.S. Supreme Court on September 25, 1997, holding that the settlement class did not meet the requirements for class certification under Federal Rule of Civil Procedure 23. The preliminary injunction was vacated on July 21, 1997, resulting in the immediate reinstatement of enjoined cases and a loss of the bar against the filing of claims in the tort system.

Asbestos Claims Facility ("Facility") and Center for Claims Resolution
----------------------------------------------------------------------
("Center")
----------
The Facility was established in 1985 to evaluate, settle, pay and defend all personal injury claims against member companies. Resolution and defense costs were allocated by formula. The Facility subsequently dissolved, and the Center was created in October 1988 by 21 former Facility members, including AWI. At the time of the Filing, there were 16 members of the Center, including AWI. Insurance carriers, while not members, are represented ex officio on the Center's governing board and have agreed annually to provide a portion of the Center's operational costs. The Center adopted many of the conceptual features of the Facility and has addressed the claims in a manner consistent with the prompt, fair resolution of meritorious claims. Resolution and defense costs are allocated by formula among the member companies; adjustments over time due to the departure of some members and other factors resulted in some increased share for AWI.

As a result of the Filing, AWI is no longer an active participant in the Center. The extent and amount of AWI liabilities as a result of its participation in the Center have not been determined, but will be determined in AWI's Chapter 11 Case.

Number of Claims
----------------
The number of claims naming AWI as a defendant ranged from about 16,400 to 31,100 per year during the period from 1989 to 1997. However, subsequent to this time and up to the Filing, claim filings significantly surpassed this average as approximately 87,500 and 50,700 claims were filed in 1998 and 1999 respectively. AWI had expected the number of claims to decline in 2000. However, during the first eleven months of 2000 prior to the Filing, the Center received and verified approximately 53,000 claims. Claims from major, established law firms did decline, but this decline was more than offset by claims from new or previously low-volume law firms.

Before filing under the Bankruptcy Code, AWI pursued broad-based settlements of claims through the Center. The Center had reached Strategic Settlement Program ("SSP") agreements with law firms that covered approximately 130,000 claims that named AWI as a defendant, including agreements with 17 law firms covering approximately 36,800 claims during the first eleven months of 2000. These agreements typically provided for multiyear payments for settlement of current claims and established specific medical and other criteria for the settlement of future claims as well as annual limits on the number of claims that can be filed by these firms. These agreements also established fixed settlement values for different asbestos-related medical conditions which were subject to periodic re-negotiation over a period of 2 to 5 years. The plaintiff law firms were required to recommend settlements to their clients although future claimants are not legally obligated to accept the settlements. These agreements also provided for nominal payments to future claimants who are unimpaired but who are eligible for additional compensation if they develop a more serious asbestos-related illness. The Center could terminate an agreement with an individual law firm if a significant number of that firm's clients elect not to participate under the agreement. For some agreements, the component of the agreement that covered future claims was subject to re-negotiation if members left the Center. As a result of the Filing, AWI's obligations with respect to these settlements will be determined in the context of its Chapter 11 Case.


Fourth Quarter 2000 Events
--------------------------
On October 5, 2000, Owens Corning Fiberglass ("OCF"), a manufacturer of insulation, filed for protection under Chapter 11 of the Bankruptcy Code to address its asbestos liability. This filing adversely impacted AWI's negotiations to obtain a 364-day credit facility which were underway at the time. This credit facility was to replace an existing $450 million credit facility that expired on October 19, 2000. Following the OCF filing, the potential participants in the new credit facility decided to reevaluate their credit exposures to AWI, primarily due to AWI's asbestos liability. AWI could not reach agreement on a new facility with acceptable terms. The existing $450 million credit facility expired on October 19, 2000.

Additionally, AWI was concerned that a possible upward bias in the settlement demands of asbestos plaintiffs would occur given the exit from the tort system of OCF, an important defendant in asbestos litigation.

As set forth above, AWI filed for relief under Chapter 11 of the Bankruptcy Code on December 6, 2000. As a result, holders of asbestos claims are stayed from continuing to prosecute pending litigation and from filing new lawsuits against AWI. In addition, AWI ceased making payments with respect to asbestos claims, including payments pursuant to the outstanding SSP agreements. A separate creditors committee representing the interests of asbestos claimants has been appointed in the Chapter 11 Cases.

As a result of the Filing, AWI's present and future asbestos liability will be addressed in the Chapter 11 Case rather than through the Center and a multitude of lawsuits in different jurisdictions throughout the U.S. AWI believes that the

Chapter 11 process provides it with the opportunity to change its approach to its asbestos liability and comprehensively address that liability in one forum. It is anticipated that all present and future asbestos claims will be resolved in the Chapter 11 Case, which could take several years.

Asbestos-Related Personal Injury Liability
------------------------------------------
In evaluating its estimated asbestos-related personal injury liability prior to the Filing, AWI reviewed, among other things, recent and historical settlement amounts, the incidence of past and recent claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it and the status and results of broad-based settlement discussions. Based on this review, AWI estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. This estimate was highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that could affect the range of the liability.

AWI believes the range of probable and estimable liability is more uncertain now than previously. There are significant differences in the way the asbestos claims may be addressed under the bankruptcy process when compared to the tort system. Accordingly, AWI currently is unable to ascertain how prior experience with the number of claims and the amounts to settle claims will impact its ultimate liability in the context of its Chapter 11 Case.

As of September 30, 2000, AWI's estimate of its asbestos-related liability that was probable and estimable through 2006 ranged from $758.8 million to $1,363.3 million. AWI concluded that no amount within that range was more likely than any other and, therefore, reflected $758.8 million as a liability in the condensed consolidated financial statements in accordance with generally accepted accounting principles. Due to the increased uncertainty created as a result of the Filing, no change has been made to the previously recorded liability except to record payments of $68.2 million against that accrual in October and November 2000. The balance at December 31, 2000 is $690.6 million. It is reasonably possible, however, that the actual liability could be significantly higher than the recorded liability. As the Chapter 11 Cases proceed there should be more clarity as to the extent of the liability to be addressed in the Chapter 11 Cases.

Collateral Requirements
-----------------------
During 2000, AWI had secured a bond for $56.2 million to meet minimum collateral requirements established by the Center with respect to asbestos claims asserted against AWI. On October 27, 2000, the insurance company that underwrote the surety bond informed AWI and the Center of its intention not to renew the surety bond effective February 28, 2001. On February 6, 2001, the Center advised the surety of the Center's demand for payment of the face value of the bond. The surety filed a motion with the Court seeking to restrain the Center from drawing on the bond. The motion was not granted.

Property Damage Litigation
--------------------------
AWI is also one of many defendants in six pending property damage claims as of December 31, 2000 that were filed by public and private building owners. These cases present allegations of damage to the plaintiffs' buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures for removal and replacement of such products. In the second quarter of 2000, AWI was served with a lawsuit seeking class certification of Texas residents who own property with asbestos-containing products. This case includes allegations that AWI asbestos-containing products caused damage to buildings and generally seeks compensatory damages and equitable relief, including testing, reimbursement for removal and diminution of property value. AWI vigorously denies the validity of the allegations against it in these actions and, in any event, believes that any costs will be covered by insurance. Continued prosecution of these actions and the commencement of any new asbestos property damage actions are also stayed due to the Filing. Consistent with prior periods and due to increased uncertainty, AWI has not recorded any liability related to these claims.

Insurance Coverage
------------------
During relevant time periods, AWI purchased primary and excess insurance policies providing coverage for personal injury claims and property damage claims. Certain policies also provide coverage to ACandS, Inc., the former subsidiary of AWI discussed above under "Background". AWI and ACandS agreed to share certain coverage on a first-come first-served basis and to reserve for ACandS a certain amount of excess coverage.

Wellington Agreement
--------------------
In 1985, AWI and 52 other companies (asbestos defendants and insurers) signed the Wellington Agreement. This Agreement settled disputes concerning personal injury insurance coverage with signatory carriers. It provides broad coverage for both defense and indemnity and applies to both products hazard and nonproducts (general liability) coverages. Most of AWI resolutions of asbestos-related personal injury products hazard coverage matters with its solvent carriers has been achieved through the Wellington Agreement or other settlements.

Insurance Recovery Proceedings
------------------------------
A substantial portion of AWI's primary and excess remaining insurance asset is nonproducts (general liability) insurance for personal injury claims, including among others, those that involve alleged exposure during AWI's installation of asbestos insulation materials. AWI has entered into settlements with a number of the carriers resolving its coverage issues. However, an alternative dispute resolution ("ADR") procedure under the Wellington Agreement is under way against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and includes defense costs in addition to limits. The carriers have raised various defenses, including waiver, laches, statutes of limitations and contractual defenses. One primary carrier alleges that it is no longer bound by the Wellington Agreement, and another alleges that AWI agreed to limit its claims for nonproducts coverage against that carrier when the Wellington Agreement was signed. The ADR process is in the trial phase of binding arbitration. One insurer has taken the position that it is entitled to litigate in court certain issues in the ADR proceeding. During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the fourth quarter of 2000, a new trial judge was selected for the ADR. AWI is uncertain at this time as to the impact, if any, this change will have on the preliminary decisions of the initial phases of the ADR. Further, management believes that one of the carriers has been experiencing financial difficulties, which could affect its ability to pay any ultimate judgment. AWI has not adjusted the recorded asset amount at December 31, 2000 related to this carrier. Because of the continuing ADR process and the possibilities for appeal on certain matters, AWI has not yet completely determined the financial implications of the ADR proceedings.

Insurance Asset
---------------
An insurance asset in respect of asbestos personal injury claims in the amount of $268.3 million is recorded as of December 31, 2000. Of the total recorded asset, approximately $77.2 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI's belief in the availability of insurance in this amount, based upon AWI's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process that is in the trial phase of binding arbitration. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $86 million of the $268.3 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the liability and could decrease if the final amount of the liability decreases. Of the $268.3 million asset, $32.2 million has been recorded as a current asset reflecting management's estimate of the minimum insurance payments to be received in the next 12 months.

A significant part of the recorded asset relates to insurance that AWI believes is probable and will be obtained through settlements with the various carriers. Due to the Filing, the settlement process may be delayed, pending further clarification as to the asbestos liability. While AWI believes the Chapter 11 process will strengthen its position on resolving disputed insurance and may therefore result in higher settlement amounts than recorded, there has been no change in the recorded amounts due to the uncertainties created by the Filing. Accordingly, this asset could also change significantly based upon events which occur in the Court. Management estimates that the timing of future cash payments for the remainder of the recorded asset may extend beyond 10 years.

Income Statement Charges
------------------------
AWI recorded charges to increase its estimate of probable asbestos-related liability by $236.0 million in the second quarter of 2000, $335.4 million in 1999 and $274.2 million in 1998. Prior to 1998, charges to increase the liability were effectively offset by corresponding increases in related insurance recoveries.

Cash Flow Impact
----------------
AWI paid $226.9 million for asbestos-related claims in the first eleven months of 2000 compared to $173.0 million in all of 1999. AWI received $27.7 million in asbestos-related insurance recoveries during 2000 compared to $58.7 million during 1999. During the pending Chapter 11 cases, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI may continue to receive insurance proceeds under the terms of various settlement agreements.

Conclusion
----------
Many uncertainties exist surrounding the financial impact of AWI's involvement with asbestos litigation. These uncertainties include the impact of the Filing and the Chapter 11 process, the number of future claims to be filed, the impact of any potential legislation and the impact of the ADR proceedings on the insurance asset. Accordingly, AWI is not revising its previously recorded liability. However, it is reasonably possible that AWI's total exposure to personal injury asbestos claims may be significantly different than the recorded liability.


Environmental Matters

Most of Armstrong's manufacturing and certain of Armstrong's research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. Armstrong has made, and intends to continue to make, necessary expenditures for compliance with applicable environmental requirements at its operating facilities. Armstrong incurred capital expenditures of approximately $6.2 million in 2000, $5.5 million in 1999 and $6.7 million in 1998 associated with environmental compliance and control facilities. Armstrong anticipates that annual expenditures for those purposes will not change materially from recent experience. Armstrong does not anticipate that it will incur significant capital expenditures in order to meet the requirements of the Clean Air Act of 1990 and the final implementing regulations promulgated by various state agencies. However, applicable requirements under the Clean Air Act and other federal and state environmental laws continue to change. Until all new regulatory requirements are known, Armstrong cannot predict with certainty future capital expenditures associated with compliance with environmental requirements.

As with many industrial companies, Armstrong is currently involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"), and similar state laws at approximately 22 sites. In most cases, Armstrong is one of many potentially responsible parties ("PRPs") who have potential liability for the required investigation and remediation of each site and who, in some cases, have agreed to jointly fund that required investigation and remediation. With regard to some sites, however, Armstrong disputes the liability, the proposed remedy or the proposed cost allocation among the PRPs. Armstrong may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies. Armstrong has also been remediating environmental contamination resulting from past industrial activity at certain of its former plant sites. Armstrong's payments and remediation work on these sites is under review under light of the Chapter 11 Filing.

Estimates of Armstrong's future environmental liability at any of the Superfund sites or current or former plant sites are based on evaluations of currently available facts regarding each individual site and consider factors such as Armstrong's activities in conjunction with the site, existing technology, presently enacted laws and regulations and prior company experience in remediating contaminated sites. Although current law imposes joint and several liability on all parties at any Superfund site, Armstrong's contribution to the remediation of these sites is expected to be limited by the number of other companies also identified as potentially liable for site costs. As a result, Armstrong's estimated liability reflects only Armstrong's expected share. In determining the probability of contribution, Armstrong considers the solvency of the parties, whether liability is being disputed, the terms of any existing agreements and experience with similar matters. The Chapter 11 Cases also may affect the ultimate amount of such contributions.

Liabilities of $13.5 million at December 31, 2000 and $13.2 million at December 31, 1999 were for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $6.4 million of the December 31, 2000 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, such pre-petition liabilities that do not preserve company assets are addressed in the context of the Chapter 11 Cases. The estimated liabilities do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation.

Actual costs to be incurred at identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental liabilities. Subject to the imprecision in estimating environmental remediation costs,

Armstrong believes that any sum it may have to pay in connection with environmental matters in excess of the amounts noted above would not have a material adverse effect on its financial condition, liquidity or results of operations, although the recording of future costs may be material to earnings in such future period.


Note 30 - DIFFERENCES BETWEEN ARMSTRONG HOLDINGS INC. AND ARMSTRONG WORLD
-------------------------------------------------------------------------
          INDUSTRIES, INC.
          ----------------

The difference between the financial statements of AHI and Armstrong is primarily due to transactions related to the formation of Armstrong Holdings, Inc. and stock activity.

                          Independent Auditors' Report

The Board of Directors and Shareholders,
Armstrong Holdings, Inc.:

We have audited the accompanying consolidated financial statements of Armstrong Holdings, Inc. and subsidiaries ("the Company") as listed in the accompanying index on page 35. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index on page 35. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Armstrong Holdings, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, three of the Company's domestic subsidiaries, including Armstrong World Industries, Inc., the Company's major operating subsidiary, filed separate voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court on December 6, 2000. Armstrong World Industries, Inc. has also defaulted on certain debt obligations. Although these operating subsidiaries are currently operating their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court, the continuation of their businesses as going concerns is contingent upon, among other things, the ability to formulate a plan of reorganization which will gain approval of the creditors and confirmation by the Bankruptcy Court. The filing under Chapter 11 and the resulting increased uncertainty regarding the Company's potential asbestos liabilities, as discussed in Note 29 of the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of these uncertainties.


KPMG LLP

February 26, 2001
Philadelphia, Pennsylvania

          Armstrong World Industries, Inc., and Subsidiaries
                       Consolidated Statements of Earnings
                     (in millions, except per share amounts)


                                                                                                      Years Ended December 31
                                                                                                   2000        1999         1998
                                                                                                   ----        ----         ----
Net sales                                                                                        $3,003.8    $3,048.2     $2,496.1
Cost of goods sold                                                                                2,197.7     2,080.8      1,718.3
                                                                                                 --------    --------     --------
Gross profit                                                                                        806.1       967.4        777.8

Selling, general and administrative expenses                                                        545.8       556.2        443.0
Charge for asbestos liability, net                                                                  236.0       335.4        274.2
Restructuring and reorganization charges (reversals)                                                 18.0        (1.4)        74.4
Goodwill amortization                                                                                23.9        25.5         10.7
Equity (earnings) from affiliates, net                                                              (18.0)      (16.8)       (13.8)
                                                                                                 --------    --------     --------
Operating income (loss)                                                                               0.4        68.5        (10.7)

Interest expense (unrecorded contractual interest of $6.0 million in 2000)                          101.6       104.0         61.4
Other (income), net                                                                                 (74.6)       (6.7)        (1.7)
                                                                                                 --------    --------     --------
Loss from continuing operations before Chapter 11 reorganization costs
    and income tax benefit                                                                          (26.6)      (28.8)       (70.4)
Chapter 11 reorganization costs, net                                                                103.3           -            -
                                                                                                 --------    --------     --------

Loss from continuing operations before income tax benefit                                          (129.9)      (28.8)       (70.4)
Income tax benefit                                                                                  (40.5)       (4.8)       (24.9)
                                                                                                 --------    --------     --------

Loss from continuing operations                                                                    ($89.4)     ($24.0)      ($45.5)
                                                                                                 --------    --------     --------

Income from discontinued operations, net of tax of $7.6, $19.7 and $13.6, respectively                5.9        38.3         36.2
Net gain on sale of discontinued operations, net of tax of $28.4                                     95.3           -            -
                                                                                                 --------    --------     --------
Earnings from discontinued operations                                                               101.2        38.3         36.2
                                                                                                 --------    --------     --------

Net earnings (loss)                                                                                 $11.8       $14.3         ($9.3)

                                                                                                 ========    ========     =========


See accompanying notes to consolidated financial statements beginning on page
77.

               Armstrong World Industries, Inc., and Subsidiaries
                           Consolidated Balance Sheets
                              (amounts in millions)


                                                                                               As of December 31,
            Assets                                                                             2000         1999
            ------                                                                             ----         ----
Current assets:
      Cash and cash equivalents                                                              $ 156.5    $   17.2
      Accounts and notes receivable, net                                                       316.5       352.2
      Inventories, net                                                                         340.2       352.4
      Deferred income taxes                                                                      9.8        40.4
      Net assets of discontinued operations                                                     48.6       184.7
      Other current assets                                                                      72.3        74.7
                                                                                            --------    --------
              Total current assets                                                             943.9     1,021.6

Property, plant and equipment, less accumulated depreciation and
      amortization of $1,006.4 and $1,035.3 million, respectively                            1,253.5     1,292.0

Insurance receivable for asbestos-related liabilities, noncurrent                              236.1       270.0
Investment in affiliates                                                                        37.3        34.2
Goodwill, net                                                                                  846.0       898.4
Other intangibles, net                                                                          91.9        90.8
Deferred income tax assets, noncurrent                                                          22.5           -
Other noncurrent assets                                                                        443.3       374.4
                                                                                            --------    --------
              Total assets                                                                  $3,874.5    $3,981.4
                                                                                           =========    ========

      Liabilities and Shareholder's Equity
      ------------------------------------
Current liabilities:
      Short-term debt                                                                          $16.6       $65.9
      Current installments of long-term debt                                                     8.1        36.1
      Accounts payable and accrued expenses                                                    238.0       591.5
      Income taxes                                                                              30.0           -
                                                                                            --------    --------
              Total current liabilities                                                        292.7       693.5
                                                                                            --------    --------

Liabilities subject to compromise                                                            2,390.2           -

Long-term debt, less current installments                                                       56.8     1,389.1
Employee Stock Ownership Plan (ESOP) loan guarantee                                                -       155.3
Postretirement and postemployment benefit liabilities                                          243.6       242.4
Pension benefit liabilities                                                                    154.7       168.3
Asbestos-related long-term liabilities, noncurrent                                                 -       506.5
Other long-term liabilities                                                                     71.1        91.5
Deferred income taxes                                                                              -        43.8
Minority interest in subsidiaries                                                                6.9        11.8
                                                                                            --------    --------
              Total noncurrent liabilities                                                   2,923.3     2,608.7

Shareholder's equity:
      Common stock, $1 par value per share
         Authorized 200 million shares; issued 51,878,910 shares                                51.9        51.9
      Capital in excess of par value                                                           173.4       176.4
      Reduction for ESOP loan guarantee                                                       (142.2)     (190.3)
      Retained earnings                                                                      1,149.1     1,196.2
      Accumulated other comprehensive loss                                                     (45.2)      (16.5)
      Less common stock in treasury, at cost
         2000 - 11,393,170 shares; 1999 - 11,628,705 shares                                   (528.5)     (538.5)
                                                                                            --------    --------
              Total shareholder's equity                                                       658.5       679.2
                                                                                            --------    --------
              Total liabilities and shareholder's equity                                    $3,874.5    $3,981.4
                                                                                            ========    ========


See accompanying notes to consolidated financial statements beginning on page
77.

               Armstrong World Industries, Inc., and Subsidiaries
                 Consolidated Statements of Shareholder's Equity
                              (amounts in millions)


                                                                2000                   1999                       1998
                                                                ----                   ----                       ----
Common stock, $1 par value:
Balance at beginning and end of year                          $   51.9               $    51.9                  $   51.9
                                                              --------               ---------                  --------

Capital in excess of par value:
Balance at beginning of year                                   $ 176.4               $   173.0                  $  169.5
Stock issuances and other                                          2.3                     3.4                       3.5
Contribution of treasury stock to ESOP                            (5.3)                      -                         -
                                                              --------               ---------                  --------
Balance at end of year                                         $ 173.4               $   176.4                  $  173.0
                                                              --------               ---------                  --------

Reduction for ESOP loan guarantee:
Balance at beginning of year                                   $(190.3)              $  (199.1)                 $ (207.7)
Principal paid                                                    13.2                    23.3                      23.2
Loans to ESOP                                                     (7.3)                  (12.8)                    (10.1)
Interest on loans to ESOP                                         (1.1)                   (1.3)                     (0.8)
Contribution of treasury stock to ESOP                            (4.1)                   (5.8)                        -
Impairment of loans to ESOP                                       43.3                       -                         -
Accrued compensation                                               4.1                     5.4                      (3.7)
                                                              --------               ---------                  --------
Balance at end of year                                         $(142.2)              $  (190.3)                 $ (199.1)
                                                              --------               ---------                  --------

Retained earnings:
Balance at beginning of year                                  $1,196.2               $ 1,257.0                  $1,339.6
Net earnings (loss) for year                                      11.8   $  11.8          14.3     $  14.3          (9.3)  $ (9.3)
Tax benefit on dividends paid on unallocated
  ESOP common shares                                               1.2                     1.8                       2.0
                                                              --------               ---------                  --------
  Total                                                       $1,209.2               $ 1,273.1                  $1,332.3

Less rights redemptions                                            2.0                       -                         -
Less common stock dividends (per share)
  $1.44 in 2000; $1.92 in 1999; $1.88 in 1998                     58.1                    76.9                      75.3
                                                              --------               ---------                  --------
Balance at end of year                                        $1,149.1               $ 1,196.2                  $1,257.0
                                                              --------               ---------                  --------
Accumulated other comprehensive income (loss):
Balance at beginning of year                                  $  (16.5)              $   (25.4)                 $  (16.2)
  Foreign currency translation adjustments and
     hedging activities                                          (17.2)                   (3.4)                     (7.0)
  Unrealized loss on available for sale securities                (2.0)                      -                         -
  Minimum pension liability adjustments                           (9.5)                   12.3                      (2.2)
                                                              --------               ---------                  --------
 Total other comprehensive income (loss)                         (28.7)    (28.7)          8.9         8.9          (9.2)    (9.2)
                                                              --------   -------     ---------     -------      --------   ------
Balance at end of year                                        $  (45.2)              $   (16.5)                 $  (25.4)
                                                              --------               ---------                  --------
Comprehensive income (loss)                                              $ (16.9)                  $  23.2                 $(18.5)
                                                                         =======                   =======                 ======
Less treasury stock at cost:
Balance at beginning of year                                  $  538.5               $   547.7                    $526.5
Stock purchases                                                      -                     1.3                      31.8
Stock issuance activity, net                                      (0.6)                   (2.6)                    (10.6)
Contribution of treasury stock to ESOP                            (9.4)                   (7.9)                        -
                                                              --------               ---------                  --------
Balance at end of year                                        $  528.5               $   538.5                  $  547.7
                                                              --------               ---------                  --------

Total shareholder's equity                                    $  658.5               $   679.2                  $  709.7
                                                              ========               =========                  ========

See accompanying notes to consolidated financial statements beginning on page
77.

               Armstrong World Industries, Inc., and Subsidiaries
                      Consolidated Statements of Cash Flows
                              (amounts in millions)


                                                                                             Years Ended December 31,
                                                                                           2000        1999         1998
                                                                                           ----        ----         ----
Cash flows from operating activities:
     Net earnings (loss)                                                                    $11.8       $14.3        ($9.3)
     Adjustments to reconcile net earnings (loss) to net cash
           provided by operating activities:
       Depreciation and amortization, continuing operations                                 160.9       154.9        129.6
       Depreciation and amortization, discontinued operations                                 7.6        14.3         13.1
       Gain on sale of businesses, net                                                     (183.9)       (1.0)           -
       Gain on sale of investments in affiliates                                                -           -        (12.8)
       Deferred income taxes                                                                (35.7)      (38.3)       (27.9)
       Equity earnings from affiliates, net                                                 (18.0)      (16.8)       (13.8)
       Chapter 11 reorganization costs, net                                                 103.3           -            -
       Chapter 11 reorganization costs paid                                                  (2.6)          -            -
       Restructuring and reorganization charges (reversals)                                  18.0        (1.4)        74.4
       Restructuring and reorganization payments                                             (7.9)      (16.9)       (11.2)
       Charge for asbestos liability, net                                                   236.0       335.4        274.2
       Payments for asbestos-related claims, net of recoveries                             (199.2)     (114.4)       (74.4)
       Decrease in net assets of discontinued operations                                     42.7         25.7         5.4
Changes in operating assets and liabilities net of effects of reorganizations, restructuring, acquisitions and dispositions
       (Increase)/decrease in receivables                                                    38.5        (26.9)        7.3
       (Increase)/decrease in inventories                                                    18.8        (22.0)       43.9
       (Increase)/decrease in other current assets                                          (10.6)        24.4       (30.1)
       Increase in other noncurrent assets                                                  (41.6)       (52.0)     (108.5)
       Increase/(decrease) in accounts payable and accrued expenses                        (119.6)        92.9       (23.2)
       Increase/(decrease) in income taxes payable                                           29.2        (15.8)       (6.5)
       Increase/(decrease) in other long-term liabilities                                   (23.8)         8.7        23.4
       Other, net                                                                            17.9        (27.0)      (10.3)
                                                                                         --------      -------     -------
Net cash provided by operating activities                                                    41.8        338.1       243.3
                                                                                         --------      -------     -------

Cash flows from investing activities:
     Purchases of property, plant and equipment, continuing operations                     (136.0)     (166.5)      (148.3)
     Purchases of property, plant and equipment, discontinued operations                    (14.1)      (17.1)       (11.4)
     Investment in computer software                                                        (12.0)      (11.6)       (24.6)
     Acquisitions, net of cash acquired                                                      (6.5)       (3.8)    (1,175.7)
     Investments in affiliates                                                                  -           -        147.6
     Distributions from equity affiliates                                                    12.7        40.8         11.4
     Proceeds from the sale of businesses                                                   329.9        88.3            -
     Proceeds from the sale of assets                                                         5.3         7.9          2.7
                                                                                             ----        ----         ----
Net cash provided by (used for) investing activities                                        179.3        (62.0)   (1,198.3)
                                                                                           ------       ------   ---------

Cash flows from financing activities:
     Increase/(decrease) in short-term debt, net                                             (4.5)       (69.7)       24.2
     Issuance of long-term debt                                                               3.4        200.0     1,293.9
     Payments of long-term debt                                                             (23.0)      (332.4)     (278.6)
     Cash dividends paid                                                                    (58.1)       (76.9)      (75.3)
     Purchase of common stock for the treasury, net                                          (1.6)        (1.3)      (31.8)
     Proceeds from exercised stock options                                                    0.1          1.2         7.9
     Other, net                                                                               5.6         (2.8)       (3.0)
                                                                                         --------      -------     -------
Net cash provided by (used for) financing activities                                        (78.1)      (281.9)      937.3
                                                                                         --------      -------     -------

Effect of exchange rate changes on cash and cash equivalents                                 (3.7)        (2.9)        0.5
                                                                                         --------      -------     -------

Net increase (decrease) in cash and cash equivalents                                     $  139.3        ($8.7)     ($17.2)
Cash and cash equivalents at beginning of year                                           $   17.2      $  25.9     $  43.1
                                                                                         --------      -------     -------

Cash and cash equivalents at end of year                                                 $  156.5      $ 17.2      $  25.9
                                                                                         ========      ======      =======

See accompanying notes to consolidated financial statements beginning on page
77.

NOTE 1. BUSINESS AND CHAPTER 11 REORGANIZATION
----------------------------------------------
Armstrong World Industries, Inc. ("AWI") is a Pennsylvania corporation incorporated in 1891, which together with its subsidiaries is referred to here as "Armstrong". Through its U.S. operations and U.S. and international subsidiaries, Armstrong designs, manufactures and sells interior finishings, most notably floor coverings and ceiling systems, around the world. Armstrong products are sold primarily for use in the finishing, refurbishing and repair of residential, commercial and institutional buildings. Armstrong also designs, manufactures and sells kitchen and bathroom cabinets.

Armstrong Holdings, Inc. (which together with its subsidiaries is referred to here as "AHI") is the publicly-held parent holding company of Armstrong. Armstrong Holdings, Inc. became the parent company of Armstrong on May 1, 2000, following AWI shareholder approval of a plan of exchange under which each share of AWI was automatically exchanged for one share of Armstrong Holdings, Inc. Armstrong Holdings, Inc. was formed for purposes of the share exchange and holds no other significant assets or operations apart from AWI and AWI's subsidiaries. Stock certificates that formerly represented shares of AWI were automatically converted into certificates representing the same number of shares of Armstrong Holdings, Inc. The publicly-held debt of AWI was not affected in the transaction.

On December 6, 2000, AWI, the major operating subsidiary of AHI, filed a voluntary petition for relief ("the Filing") under Chapter 11 of the U.S. Bankruptcy Code ("the Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Court") in order to use the court-supervised reorganization process to achieve a resolution of its asbestos liability. Also filing under Chapter 11 were two of Armstrong's wholly-owned subsidiaries, Nitram Liquidators, Inc. and Desseaux Corporation of North America, Inc. The Chapter 11 cases are being jointly administered under case numbers 00-4469, 00-4470, and 00-4471 (the "Chapter 11 Cases").

AHI, and Armstrong's other subsidiaries, including Triangle Pacific Corp., WAVE (Armstrong's ceiling grid systems joint venture with Worthington Industries), Armstrong Canada, Armstrong DLW AG and its other non-U.S. operating subsidiaries were not a part of the Filing.

Like other companies involved in asbestos litigation, AWI has tried a number of different approaches to managing its asbestos liability, including negotiating broad-based settlements of claims and supporting efforts to find a legislative resolution. The number of new claims filed and the cost to settle claims, however, continued to escalate. In addition, liquidity concerns increased when Owens Corning Fiberglass filed for Chapter 11 protection on October 5, 2000. This hurt AWI's ability to obtain ongoing financing on acceptable terms. These were the principal factors which led to the decision to make the Filing.

AWI is operating its business and managing its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. Pursuant to the provisions of the Bankruptcy Code, AWI is not permitted to pay any claims or obligations which arose prior to the Filing date (prepetition claims) unless specifically authorized by the Court. Similarly, claimants may not enforce any claims against AWI that arose prior to the date of the Filing. In addition, as a debtor-in-possession, AWI has the right, subject to the Court's approval, to assume or reject any executory contracts and unexpired leases in existence at the date of the Filing. Parties having claims as a result of any such rejection may file claims with the Court which will be dealt with as part of the Chapter 11 Cases.

Two creditors' committees, one representing asbestos claimants and the other representing other unsecured creditors, have been appointed in the Chapter 11 Cases. In accordance with the provisions of the Bankruptcy Code they have the right to be heard on matters that come before the Court in the Chapter 11 Cases.

It is AWI's intention to address all of its prepetition claims, including all asbestos-related claims, in a plan of reorganization in its Chapter 11 Case. At this juncture, it is impossible to predict with any degree of certainty how such a plan will treat such claims and the impact AWI's Chapter 11 Case and any reorganization plan will have on the shares of common stock of AWI, all of which are held by AHI and along with AWI's operating subsidiaries are the only material asset of AHI. Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan which permits holders of equity interests to participate. The formulation and implementation of a plan of reorganization in the Chapter 11 Cases could take a significant period of time.

Financing
---------
The Court has approved a $300 million debtor-in-possession credit facility provided by a bank group led by The Chase Manhattan Bank (the "DIP Facility"). AWI believes that the DIP Facility, together with cash generated from operations, will be more than adequate to address its liquidity needs. As of February 28, 2001, AWI had $96.3 million of cash and cash equivalents in addition to cash held by its non-debtor subsidiaries. Borrowings under the DIP facility, if any, will constitute superpriority administrative expense claims in the Chapter 11 Cases.

Accounting Impact
-----------------
AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. Armstrong has implemented this guidance in the accompanying financial statements.

Pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. See
Note 4 for detail of the liabilities subject to compromise at December 31, 2000. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI's prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI's asbestos liability is also recorded in liabilities subject to compromise. See Note 27 for further discussion of AWI's asbestos liability.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization items. Accordingly, AWI recorded a total of $103.3 million as Reorganization Costs in December 2000, consisting of:


                                                                                              ($ millions)
                                                                                              -----------
Adjustment of net debt and debt issue costs to expected amount of allowed claim                    $ 42.0
ESOP related expenses                                                                                58.8
Professional fees                                                                                     2.6
Interest income, post petition                                                                       (0.3)
Other expenses directly related to bankruptcy, net                                                    0.2
                                                                                                 --------
Total Chapter 11 reorganization costs                                                            $  103.3
                                                                                                 ========

To record prepetition debt at the face value or the amount of the expected allowed claims, AWI adjusted the amount of net debt and debt issue costs and recorded a pre-tax expense of $42.0 million.

ESOP related costs include a $43.3 million impairment charge related to amounts borrowed by the ESOP from Armstrong, the trustee of the ESOP. As described more fully in Note 19, Armstrong has not permitted further employee contributions to the ESOP. Therefore, it is expected that the ESOP will no longer have the ability to repay Armstrong money it previously borrowed. In addition, a $15.5 million expense was recorded related to interest and tax penalty guarantees owed to ESOP bondholders caused by the default on the ESOP bonds.

Professional fees represent legal and financial advisory expenses directly related to the Filing.

Interest income in the above table is from short-term investments of cash earned by AWI subsequent to the Filing.

As a result of the Filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession, AWI may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

Use of Estimates. These financial statements are prepared in accordance with
----------------
generally accepted accounting principles and include management estimates and judgments, where appropriate. Actual results may differ from these estimates.

Consolidation Policy. The consolidated financial statements and accompanying
--------------------
data in this report include the accounts of Armstrong World Industries, Inc., and its subsidiaries. All significant intercompany transactions have been eliminated from the consolidated financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

Revenue Recognition. Armstrong records revenue from the sale of products and the
-------------------
related accounts receivable as title transfers, generally on the date of shipment. Provision is made for estimated applicable discounts and losses.

Earnings (loss) per Common Share. Basic earnings (loss) per share are computed
--------------------------------
by dividing the earnings (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share reflect the potential dilution of securities that could share in earnings
(loss). The diluted earnings (loss) per share computations for some periods use the basic number of shares due to the loss from continuing operations.

Advertising Costs. Armstrong recognizes advertising expenses as they are
-----------------
incurred.

Shipping and Handling Costs. Prior to 2000, Armstrong recorded some shipping and
---------------------------
handling costs as a reduction to net sales. In 2000, Armstrong applied the provisions of EITF Issue No. 00-010, "Accounting for Shipping and Handling Fees and Costs". Consequently, approximately $133.3 million of 2000 shipping and handling costs have been reclassified from net sales to cost of goods sold. All income statements presented have been restated to comply with this pronouncement by increasing net sales and cost of goods sold as follows: 1999 - $125.9 million and 1998 - $104.2 million. This change had no effect on gross margin or retained earnings as of any date.

Sales Incentives. Prior to 2000, Armstrong had been classifying most sales
----------------
incentives as a reduction of sales but was recording certain sales incentives as Selling, General and Administrative ("SG&A") expenses. In accordance with EITF Issue No. 00-014, "Accounting for Certain Sales Incentives", Armstrong reclassified sales incentives from SG&A expense to net sales (reducing both) as follows: 2000 - $1.3 million; 1999 - $1.2 million; and 1998 - $1.1 million.

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

Taxes. Deferred tax assets and liabilities are recognized using enacted tax
-----
rates for expected future tax consequences of events recognized in the financial statements or tax returns. The tax benefit for dividends paid on unallocated shares of stock held by the ESOP is recognized in shareholders' equity.

Gains and Losses on Divestitures. Armstrong records the gain or loss on divested
--------------------------------
businesses in other income.

Cash and Cash Equivalents. Short-term investments that have maturities of three
-------------------------
months or less when purchased are considered to be cash equivalents.

Inventories. Inventories are valued at the lower of cost or market. Inventories
-----------
also include certain floor covering samples.

Long-Lived Assets. Property, plant and equipment values are stated at
-----------------
acquisition cost less accumulated depreciation and amortization. Depreciation charges for financial reporting purposes are determined on the straight-line basis at rates calculated to provide for the retirement of assets at the end of their useful lives, generally as follows: buildings, 20 to 40 years; machinery and equipment, 3 to 20 years. Impairment losses are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. When assets are disposed of or retired, their costs and related depreciation are removed from the financial statements and any resulting gains or losses normally are reflected in "Selling, general and administrative expenses."

Costs of the construction of certain long-lived assets include capitalized interest which is amortized over the estimated useful life of the related asset. Capitalized interest was $0.4 million in 2000, $4.3 million in 1999 and $5.8 million in 1998.

Goodwill and Other Intangibles. Goodwill and other intangibles are amortized on
------------------------------
a straight-line basis over periods from 3 to 40 years. On a periodic basis, Armstrong estimates the future undiscounted cash flows of the businesses to which goodwill relates in order to ensure that the carrying value of goodwill and other intangibles has not been impaired.

Foreign Currency Transactions. Gains or losses on foreign-currency transactions
-----------------------------
are recognized through the statement of earnings. Amounts payable or receivable denominated in foreign currencies are revalued at the exchange rate prevailing at year-end.

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

Armstrong may enter into interest rate swap agreements to alter the interest rate risk profile of outstanding debt, thus altering Armstrong's exposure to changes in interest rates. In these swaps, Armstrong agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to a notional principal amount. Any differences paid or received on interest rate swap agreements, when terminated, are recognized as adjustments to interest expense over the term of associated debt.


NOTE 3. NATURE OF OPERATIONS
----------------------------
Industry Segments
-----------------

              For the year ended 2000
              -----------------------
                                                    Floor         Building        Wood         All        Unallocated
(millions)                                        coverings       products      products      other        Corporate       Totals
----------                                        ---------       --------      --------      -----        ---------       ------
Net sales to external customers                    $ 1,263.9       $ 837.2       $ 902.7          --               --    $ 3,003.8
Intersegment sales                                       4.2            --            --          --               --          4.2
Equity (earnings) from affiliates                         --         (17.9)           --        (0.1)              --        (18.0)
Segment operating income (loss)                         78.8         113.9          74.3         0.1         ($ 266.7)         0.4
Restructuring and reorganization charges,
  net of reversals                                       7.9           0.2           1.7          --              8.2         18.0
Segment assets                                         981.0         568.5       1,358.6        16.1            950.3      3,874.5
Depreciation and amortization                           70.1          32.8          37.0          --             21.0        160.9
Investment in affiliates                                 1.1          19.9            --        16.3               --         37.3
Capital additions                                       52.0          43.6          38.7          --             13.7        148.0

              For the year ended 1999
              -----------------------
                                                    Floor        Building         Wood         All       Unallocated
(millions)                                        coverings      products       products      other       Corporate       Totals
----------                                        ---------      --------       --------      -----       ---------       ------
Net sales to external customers                   $ 1,365.7        $ 794.5       $ 836.5      $ 51.5              --    $ 3,048.2
Intersegment sales                                      2.7             --            --        20.7              --         23.4
Equity (earnings) loss from affiliates                  0.1         (16.1)            --       (0.8)              --       (16.8)
Segment operating income (loss)                       204.6          120.0          85.0         6.0       ($ 347.1)         68.5
Restructuring and reorganization reversals            (1.1)          (0.3)            --          --              --        (1.4)
Segment assets                                      1,286.1          535.1       1,308.0        16.0           836.2       3981.4
Depreciation and amortization                          71.2           34.1          36.1         2.8            10.7        154.9
Investment in affiliates                                3.3           14.9            --        16.0              --         34.2
Capital additions                                      71.9           45.5          41.5         2.7            16.5        178.1

              For the year ended 1998
              -----------------------
                                                    Floor        Building         Wood         All        Unallocated
(millions)                                        coverings      products       products      other        Corporate       Totals
----------                                        ---------      --------       --------      -----        ---------       ------
Net sales to external customers                    $1,248.5        $ 799.0       $ 351.3      $ 97.3               --    $ 2,496.1
Intersegment sales                                       --             --            --        39.5               --         39.5
Equity (earnings) loss from affiliates                  0.2         (14.2)            --         0.2               --       (13.8)
Segment operating income (loss)                       121.7          106.5          38.6         7.2        ($ 284.7)       (10.7)
Reorganization charges                                 53.5           10.1            --         1.9              8.9         74.4
Segment assets                                      1,146.0          550.1       1,279.0        67.6          1,044.1      4,086.8
Depreciation and amortization                          62.6           39.2          15.3         7.2              5.3        129.6
Investment in affiliates                                2.2           39.6            --          --               --         41.8
Capital additions                                      93.5           42.5          12.4         5.9             18.6        172.9

Segments were determined based on products and services provided by each segment. Accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance of the segments is evaluated on operating income before income taxes, restructuring charges, unusual gains and losses, and interest expense. Armstrong accounts for inter-segment sales and transfers based upon its internal transfer pricing policy.

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

The building products segment includes commercial and residential ceiling systems. Grid products, manufactured through Armstrong's WAVE joint venture with Worthington Industries, have become an important part of this business worldwide. Earnings from this joint venture are included in this segment's operating income and in "Equity Earnings from Affiliates" (see Note 9). The major sales activity in this segment is commercial ceiling systems sold to resale distributors and contractors worldwide, with European sales having a significant impact. Ceiling systems for the residential home segment are sold through wholesalers and retailers, mainly in the United States. Through a joint venture with a Chinese partner, a plant in Shanghai manufactures ceilings for the Pacific area. During 2000, Armstrong acquired privately-held Switzerland-based Gema Holding AG ("Gema"), a manufacturer and installer of metal ceilings. See Note 5 for further discussion.

The wood products segment is composed of Triangle Pacific Corp., a wholly owned subsidiary, a manufacturer of consumer wood products including hardwood flooring and cabinets. Products in this segment are used primarily in residential new construction and remodeling and commercial applications such as retail stores and restaurants. Approximately 35% of sales are from new construction which is more cyclical than remodeling activity. Triangle Pacific manufactures hardwood flooring under the brand names of Bruce, Hartco and Robbins while cabinets are manufactured under the brand names of Bruce and IXL.

During most of 1999, "all other" included business units making a variety of specialty products for the building, automotive, textile and other industries worldwide. Gasket materials were sold for new and replacement use in automotive, construction and farm equipment, appliance, small engine and compressor industries. On June 30, 1999, Armstrong sold 65% of the gaskets business. Since the divestiture, Armstrong has accounted for the gaskets business under the equity method within the "all other" segment. Textile mill supplies, including cots and aprons, were sold to equipment manufacturers and textile mills. On September 30, 1999, Armstrong sold the textiles business. From 1997 to 1998, Armstrong owned an equity interest in Dal-Tile International Inc. ("Dal-Tile"), whose ceramic tile products are sold through home centers, Dal-Tile sales service centers and independent distributors. In 1998, Armstrong sold its interest in Dal-Tile.

During 2000, Armstrong recognized revenue of approximately $373.2 million from The Home Depot, Inc., from sales in the floor coverings, building products and wood products segments compared to approximately $344.8 million and $296.0 million in 1999 and 1998, respectively. No other single customer represented more than 10% of Armstrong's revenue.

The sales in the table below are allocated to the geographic areas based upon location of the customer.

Geographic Areas
----------------
 Net trade sales (millions)                                                   2000           1999           1998
 --------------------------                                                   ----           ----           ----

 Americas:
        United States                                                        $ 2,276.5       $ 2,296.4     $ 1,842.8
        Canada                                                                   129.1           123.0         100.4
        Other Americas                                                            26.5            27.2          18.5
                                                                                  ----            ----          ----
 Total Americas                                                              $ 2,432.1       $ 2,446.6     $ 1,961.7
                                                                             ---------       ---------     ---------

 Europe:
        England                                                                $ 103.3         $ 107.2        $ 60.8
        Germany                                                                  101.8           143.6          80.1
        France                                                                    50.4            54.4          62.9
        Italy                                                                     27.4            26.2          27.3
        Russia                                                                    22.5            12.0          22.9
        Other Europe                                                             158.1           146.5         163.1
                                                                                 -----           -----         -----
 Total Europe                                                                  $ 463.5         $ 489.9       $ 417.1
                                                                               -------         -------       -------

 Pacific area:
        China                                                                   $ 26.9          $ 24.2        $ 25.5
        Australia                                                                 24.4            27.2          29.2
        Other Pacific area                                                        56.9            60.3          62.6
                                                                                  ----            ----          ----
 Total Pacific area                                                            $ 108.2         $ 111.7       $ 117.3
                                                                               -------         -------       -------

Total net trade sales                                                        $ 3,003.8       $ 3,048.2     $ 2,496.1
                                                                             =========       =========     =========

Long-lived assets (property, plant and equipment) at December 31
----------------------------------------------------------------
(millions)                                                                    2000           1999
----------                                                                    ----           ----
Americas:
        United States                                                          $ 960.8         $ 955.7
        Canada                                                                    14.2            16.1
        Other Americas                                                             0.1             0.1
                                                                                   ---             ---
Total Americas                                                                 $ 975.1         $ 971.9
                                                                               -------         -------

Europe:
        Germany                                                                $ 174.5         $ 196.5
        England                                                                   38.8            47.5
        Netherlands                                                               10.1            12.0
        France                                                                    11.9            13.8
        Sweden                                                                     9.4            15.2
        Other Europe                                                               1.7             0.2
                                                                                   ---             ---
Total Europe                                                                   $ 246.4         $ 285.2
                                                                               -------         -------

Pacific area:
        China                                                                   $ 26.2          $ 27.9
        Other Pacific area                                                         5.8             7.0
                                                                                   ---             ---
Total Pacific area                                                              $ 32.0          $ 34.9
                                                                                ------          ------

Total long-lived assets                                                      $ 1,253.5       $ 1,292.0
                                                                             =========       =========

NOTE 4. LIABILITIES SUBJECT TO COMPROMISE
-----------------------------------------
As a result of AWI's Chapter 11 filing (see note 1), pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI's prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI's asbestos liability is also recorded in liabilities subject to compromise. See Note 27 for further discussion of AWI's asbestos liability.

Liabilities subject to compromise at December 31, 2000 are as follows:

(millions)                                                       2000
----------                                                       ----
Debt (at face value)                                              $ 1,400.4
Asbestos-related liability                                            690.6
Pre-petition trade payables                                            60.1
Pre-petition other payables and accrued interest                       76.4
Amounts due to affiliates                                               5.0
ESOP loan guarantee                                                   157.7
                                                                      -----
Total liabilities subject to compromise                           $ 2,390.2
                                                                  =========

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

See Note 15 for detail of debt subject to compromise.

NOTE 5. ACQUISITIONS
--------------------
On May 18, 2000, Armstrong acquired privately-held Switzerland-based Gema Holding AG ("Gema"), a manufacturer and installer of metal ceilings, for $6 million plus certain contingent consideration not to exceed $25.5 million, based on results for the three years ended December 31, 2002. Gema, with annual sales of nearly $50 million, has two manufacturing sites located in Austria and Switzerland and employs nearly 300 people. The acquisition has been recorded under the purchase method of accounting. The purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair market value at the date of acquisition. Contingent consideration, when and if paid, will be accounted for as additional purchase price. The fair market value of tangible and identifiable intangible assets acquired exceeded the purchase price by $24.2 million and this amount has been recorded as a reduction of the fair value of property, plant and equipment.

On July 22, 1998, Armstrong completed its acquisition of Triangle Pacific Corp. ("Triangle Pacific"), a Delaware corporation. Triangle Pacific is a U.S. manufacturer of hardwood flooring and other flooring and related products and a manufacturer of kitchen and bathroom cabinets. The acquisition, recorded under the purchase method of accounting, resulted in a total purchase price of $911.5 million. The purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition. The balance of $792.8 million was recorded as goodwill and is being amortized over forty years on a straight-line basis. During 1999, purchase price adjustments increased goodwill by $5.3 million. During 2000, adjustments primarily related to pre-acquisition liabilities and property, plant and equipment values reduced goodwill by $1.4 million.

Effective August 31, 1998, Armstrong acquired approximately 93% of the total share capital of DLW Aktiengesellschaft ("DLW"), a corporation organized under the laws of the Federal Republic of Germany. DLW is a flooring manufacturer in Germany. The acquisition, recorded under the purchase method of accounting, resulted in a total purchase price of $289.9 million. During 1999, Armstrong increased its ownership percentage in DLW to approximately 96%. The purchase price was allocated to net tangible and identifiable intangible assets acquired based on the estimated fair market value at the date of acquisition. The balance of $117.2 million was recorded as goodwill and is being amortized over forty years on a straight-line basis. During 1999, purchase price adjustments increased goodwill by $5.2 million. During 2000, adjustments primarily related to pre-acquisition tax contingencies reduced goodwill by $8.9 million. In the initial purchase price allocation, $49.6 million was allocated to the estimable net realizable value of DLW's furniture business and a carpet manufacturing business in the Netherlands, which Armstrong identified as businesses held for sale. In May 1999, Armstrong sold the DLW furniture business for $38.1 million. The remaining business held for sale, a Dutch carpet manufacturing company, was sold during December 2000.

The operating results of these acquired businesses have been included in the consolidated statements of earnings from the dates of acquisition. Triangle Pacific's fiscal year ends on the Saturday closest to December 31, which was December 30, 2000, January 1, 2000 and January 2, 1999. No events occurred between December 31 and these dates at Triangle Pacific materially affecting Armstrong's financial position or results of operations.

The table below reflects unaudited pro forma combined results of Armstrong, Triangle Pacific and DLW as if the acquisitions had taken place at the beginning of fiscal 1998:

(millions, except per share data)                                 1998
---------------------------------                                 ----
Net sales                                                        $ 2,874.9
Net earnings                                                        (14.2)
Net earnings per share                                              (0.36)

In management's opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisitions had been effective at the beginning of fiscal 1998.

NOTE 6. DISCONTINUED OPERATIONS
-------------------------------
On May 31, 2000, Armstrong completed its sale of all of the entities, assets and certain liabilities comprising its Insulation Products segment to Orion Einundvierzigste Beteiligungsgesellschaft Mbh, a subsidiary of the Dutch investment firm Gilde Investment Management N.V. for $264 million. The transaction resulted in an after tax gain of $114.8 million, or $2.84 per share.

In February 2001, Armstrong determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001, entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. The proposed sale, while subject to certain approvals, including that of the Court, is expected to close in June 2001. Accordingly, this segment has been classified as a discontinued operation in the accompanying consolidated financial statements. Prior year balances and results have been reclassified to reflect the net assets and results of discontinued operations. Based on the expected net realizable value of the business, Armstrong recorded a pretax net loss of $30.3 million in the fourth quarter of 2000, $19.5 million net of tax benefit.

The following comprises the net assets of discontinued operations as of December 31, 2000 and 1999.

                                                        2000             1999
                                                        ----             ----
    Cash                                              $  2.6           $ 18.4
    Accounts receivable, net                            52.5             83.8
    Inventories, net                                    59.7             77.4
    Property plant and equipment, net                   67.5            147.1
    Short-term debt                                    (19.3)            (5.0)
    Long-term debt                                     (10.5)           (23.8)
    Accounts payable and accrued expenses              (54.0)           (79.2)
    Pension liabilities                                 (3.3)           (36.8)
    Other, net                                         (12.1)             2.8
    Adjustment to net realizable value                 (34.5)              --
                                                      ------           ------
    Net assets of discontinued operations             $ 48.6           $184.7
                                                      ======           ======

NOTE 7. OTHER DIVESTITURES
--------------------------
On July 31, 2000, Armstrong completed the sale of its Installation Products Group ("IPG") to subsidiaries of the German company Ardex GmbH, for $86 million in cash. Ardex purchased substantially all of the assets and liabilities of IPG including its shares of the W.W. Henry Company. The transaction resulted in a gain of $44.1 million ($60.2 million pretax) or $1.09 per share and was recorded in other income. The financial results of IPG were reported as part of the floor coverings segment. The proceeds and gain are subject to a post-closing working capital adjustment, which Armstrong expects to finalize in the first half of 2001. Under the terms of the agreement and a related supply agreement, Armstrong will purchase some of its installation products needs from Ardex for an initial term of eight years, subject to certain minimums for the first five years after the sale. The agreement also calls for price adjustments based upon changing market prices for raw materials, labor and energy costs.

On September 30, 1999, Armstrong completed the sale of its Textile Products Operations to Day International Group, Inc. The sale resulted in a loss of $3.2 million, or $0.08 per share, which was recorded in other income.

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

On May 28, 1999, Armstrong's subsidiary DLW sold its furniture business for total cash proceeds of $38.1 million. Armstrong acquired this business as part of the acquisition of DLW in the third quarter of 1998 and had classified the business as held for sale. There was no gain or loss on the transaction.

NOTE 8. RESTRUCTURING AND OTHER ACTIONS
---------------------------------------
A $19.4 million pre-tax reorganization charge was recorded in 2000, of which $8.6 million related to severance and enhanced retirement benefits for more than 180 positions (approximately 66% related to salaried positions) within the European Flooring business. Reorganization actions include staff reductions due to the elimination of administrative positions, the consolidation and closing of sales offices in Europe and the closure of the Team Valley, England commercial tile plant. $2.6 million of the charge related to severance and enhanced retirement benefits for 15 corporate and line-of-business staff positions (all salaried positions) as a result of streamlining the organization to reflect staffing needs for current business conditions. Of the $2.6 million, $0.1 million represented a non-cash charge for enhanced retirement benefits. The remaining $8.2 million of the charge primarily related to the remaining payments on a noncancelable operating lease for an office facility in the U.S. The employees who occupied this office facility are being relocated to the corporate headquarters.

In addition, $1.4 million of the remaining accrual for the $74.4 million 1998 reorganization charge was reversed in both 2000 and 1999, comprising certain severance accruals that were no longer necessary. The amount in "other" below primarily relates to foreign currency translation.

The following table summarizes activity in the restructuring accruals for 2000 and 1999:

                                  Beginning        Cash                                                        Ending
(millions)                         Balance       Payments        Charges         Reversals         Other       Balance
----------                         -------       --------        -------         ---------         -----       -------
2000                                $12.1         ($7.9)         $ 19.3            ($1.4)         ($0.7)       $ 21.4
1999                                 30.6         (16.9)             --             (1.4)          (0.2)         12.1

Substantially all of the remaining balance of the restructuring accrual as of December 31, 2000 relates to terminated employees with extended payouts, most of which will be paid during 2001, and two noncancelable operating leases which extend through 2005 and 2017.

Armstrong also recorded a $17.6 million charge to cost of goods sold in 2000 for write-downs of inventory and production-line assets related to the reorganization efforts that were not categorized as restructuring costs. The inventory write-downs were related to changes in product offerings while the write-downs of production-line assets primarily related to changes in production facilities and product offerings.

Armstrong also recorded costs within selling, general and administrative expense of $3.8 million for severance payments to approximately 100 employees that were not classified as restructuring costs and $2.3 million for fixed asset impairments related to the decision to vacate certain office space in the U.S.

In 1998, Armstrong recognized charges of $65.6 million, or $42.6 million after tax, related to severance and enhanced retirement benefits for more than 650 positions, approximately 75% of which were salaried positions. In addition, Armstrong recorded an estimated loss of $9.0 million, or $5.9 million after tax, related to redundant flooring products machinery disposed of in 1999. Approximately $28.6 million of the charge comprised cash expenditures for severance. The remainder was a non-cash charge for enhanced retirement benefits.

NOTE 9. EQUITY INVESTMENTS
--------------------------
Investments in affiliates were $37.3 million at December 31, 2000, an increase of $3.1 million, reflecting the equity earnings of Armstrong's 50% interest in its WAVE joint venture and its remaining 35% interest in Interface Solutions, Inc. ("ISI"). Armstrong continues to purchase certain raw materials from ISI under a long-term supply agreement.

Equity earnings from affiliates for 2000 and 1999 consisted primarily of income from a 50% interest in the WAVE joint venture and the 35% interest in ISI. Equity earnings from affiliates for 1998 primarily comprised income from a 50% interest in the WAVE joint venture, Armstrong's share of a net loss at Dal-Tile and amortization of the excess of Armstrong's investment in Dal-Tile over the underlying equity in net assets.

Condensed financial data for significant investments in affiliates accounted for under the equity method of accounting are summarized below:
(millions)                                               2000          1999
----------                                               ----          ----
Current assets                                         $ 68.3        $ 66.7
Non-current assets                                       34.4          37.8
Current liabilities                                      18.2          21.8
Non-current liabilities                                  50.4          57.7

(millions)                                               2000          1999
----------                                               ----          ----
Net sales                                              $212.5        $202.3
Gross profit                                             60.3          53.7
Net earnings                                             35.5          32.3

NOTE 10. ACCOUNTS AND NOTES RECEIVABLE
--------------------------------------

(millions)                                                  2000          1999
----------                                                  ----          ----
Customer receivables                                     $ 349.1       $ 371.8
Customer notes                                              10.8           8.7
Miscellaneous receivables                                    7.7          15.4
Less allowance for discounts and losses                   (51.1)        (43.7)
                                                          ------        ------
Net accounts and notes receivable                        $ 316.5       $ 352.2
                                                         =======       =======

Generally, Armstrong sells its products to select, pre-approved customers whose businesses are directly affected by changes in economic and market conditions. Armstrong considers these factors and the financial condition of each customer when establishing its allowance for losses from doubtful accounts.

NOTE 11. INVENTORIES
--------------------
Approximately 48% of Armstrong's total inventory in 2000 and 49% in 1999 were valued on a LIFO (last-in, first-out) basis. Inventory values were lower than would have been reported on a total FIFO (first-in, first-out) basis, by $47.8 million at the end of 2000 and $45.6 million at year-end 1999.

(millions)                                                  2000          1999
----------                                                  ----          ----
Finished goods                                           $ 208.9       $ 225.7
Goods in process                                            39.6          34.3
Raw materials and supplies                                 143.5         140.3
Less LIFO and other reserves                              (51.8)        (47.9)
                                                          ------        ------
Total inventories, net                                   $ 340.2       $ 352.4
                                                         =======       =======

NOTE 12. PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

(millions)                                                  2000          1999
----------                                                  ----          ----
Land                                                      $ 84.3        $ 99.2
Buildings                                                  538.1         539.8
Machinery and equipment                                  1,569.3       1,601.0
Construction in progress                                    68.2          87.3
Less accumulated depreciation and amortization         (1,006.4)     (1,035.3)
                                                       ---------     ---------
Net property, plant and equipment                      $ 1,253.5     $ 1,292.0
                                                       =========     =========

NOTE 13.  GOODWILL AND OTHER INTANGIBLES
----------------------------------------

(millions)                                                  2000          1999
----------                                                  ----          ----
Goodwill                                                  $908.9        $950.1
Less accumulated amortization                             (62.9)        (51.7)
                                                          ------        ------
Total goodwill, net                                      $ 846.0        $898.4
                                                         =======        ======

Other intangibles                                        $ 121.7        $110.0
Less accumulated amortization                             (29.8)        (19.2)
                                                          ------        ------
Total other intangibles, net                              $ 91.9         $90.8
                                                          ======         =====

Goodwill decreased by $52.4 million in 2000, reflecting the elimination of goodwill attributable to IPG which was sold during 2000, tax valuation allowance reduction and other adjustments related to DLW (see Note 5), scheduled amortization of $23.9 million and foreign currency translations. Unamortized computer software costs included in other intangibles were $50.5 million at December 31, 2000, and $48.0 million at December 31, 1999.

NOTE 14. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
----------------------------------------------

(millions)                                                                      2000          1999
----------                                                                      ----          ----
Payables, trade and other                                                    $ 142.3       $ 254.0
Employment costs                                                                32.0          63.3
Reorganization and severance payments, current portion (see Note 8)             12.5          12.1
Asbestos-related claims, current portion (see Note 27)                             -         175.0
Other                                                                           51.2          87.1
                                                                                ----          ----
Total                                                                        $ 238.0       $ 591.5
                                                                             =======       =======

Certain accounts payable and accrued expenses have been categorized as liabilities subject to compromise (see Note 4).

NOTE 15. DEBT
-------------

                                                                                 Average                            Average
                                                                                 year-end                           year-end
($ millions)                                                     2000         interest rate         1999         Interest rate
------------                                                     ----         -------------         ----         -------------
  Borrowings under lines of credit                                  $ 450.0             7.18%               --               --
  DIP Facility                                                          5.0             9.50%               --               --
  Commercial paper                                                     49.7             6.75%          $ 495.9            6.20%
  Foreign banks                                                        11.7             5.58%             20.0            5.57%
  Bank loans due 2001-2006                                             44.5             5.94%             42.7            6.26%
  9.00% medium-term notes due 2001                                      7.5             9.00%             25.6            8.96%
  6.35% senior notes due 2003                                         200.0             6.35%            199.9            6.35%
  6.50% senior notes due 2005                                         150.0             6.50%            149.7            6.50%
  9.75% debentures due 2008                                           125.0             9.75%            125.0            9.75%
  7.45% senior notes due 2029                                         200.0             7.45%            199.8            7.45%
  7.45% senior quarterly interest bonds due 2038                      180.0             7.45%            180.0            7.45%
  Industrial development bonds                                         29.8             4.97%             29.8            5.27%
  Capital lease obligations                                             7.1             7.25%             11.4            7.25%
  Other                                                                21.6            12.34%             11.3            8.75%
                                                                       ----            ------             ----  -         -----
Subtotal                                                            1,481.9             7.27%          1,491.1            6.92%
Less debt subject to compromise                                     1,400.4             7.35%               --               --
Less current portion and short-term debt                               24.7             6.69%            102.0            6.61%
                                                                       ----             -----            -----            -----
Total long-term debt, less current portion                           $ 56.8             5.55%        $ 1,389.1            6.94%
                                                                     ======             =====        =========            =====

Scheduled payment of long-term debt (million)
    2001       $ 8.1                 2004         $ 2.6
    2002         3.1                 2005           1.0
    2003         3.1

In accordance with SOP 90-7, AWI stopped recording interest expense on unsecured prepetition debt effective December 6, 2000.

Debt included in liabilities subject to compromise consisted of the following at December 31, 2000.

($ millions)                                                     2000
------------                                                     ----
    Borrowings under lines of credit                                $ 450.0
    Commercial paper                                                   49.7
    9.00% medium-term notes due 2001                                    7.5
    6.35% senior notes due 2003                                       200.0
    6.50% senior notes due 2005                                       150.0
    9.75% debentures due 2008                                         125.0
    7.45% senior notes due 2029                                       200.0
    7.45% senior quarterly interest bonds due 2038                    180.0
    Industrial development bonds                                       19.5
    Other                                                              18.7
                                                                       ----
Total debt subject to compromise                                   $1,400.4
                                                                   ========

Borrowings under the DIP Facility, if any, will constitute superpriority administrative expense claims in the Chapter 11 Cases. As of December 31, 2000, AWI has borrowed $5.0 million under the DIP Facility. The DIP Facility expires no later than December 6, 2002 and borrowings are limited to an adjusted amount of receivables, inventories and property, plant and equipment. Depending on the amount of borrowings, the DIP Facility carries an interest rate range of either Chase's Alternate Bank Rate plus 50 basis points to 100 basis points or LIBOR plus 150 basis points to 200 basis points. The DIP Facility also contains several covenants including, among other things, limits on asset sales, capital expenditures and a required ratio of debt to cash flow. Prior to final Court approval of the DIP Facility, which was obtained on February 7, 2001, AWI had preliminary available borrowings of $145 million as of December 31, 2000.

On March 16, 1999, AWI filed a shelf registration statement for $1 billion of combined debt and equity securities. On May 19, 1999, AWI completed an offering under the shelf registration statement of $200 million aggregate principal amount of 7.45% senior notes due 2029. The net proceeds from this offering were used to repay other indebtedness of AWI.

Other debt includes an $18.6 million zero-coupon note due in 2013 that was fully amortized to its face value due to the Chapter 11 filing.

In addition, Armstrong's foreign subsidiaries have approximately $38.9 million of unused short-term lines of credit available from banks. The credit lines are subject to immaterial annual commitment fees.

In order to maintain the ratio of fixed to floating rate debt which management believes is appropriate, Armstrong maintained $150 million of interest rate swaps during most of 2000. Armstrong received fixed rates and paid floating rates on these swaps. However, all but one of the interest rate swap agreements was terminated when Armstrong defaulted on its commercial paper obligations on November 22, 2000. Details of the outstanding swap agreement as of December 31, 2000 are as follows:

                                                   Notional                                                         Market
Maturity date ($ millions)                           amount                Pays               Receives               value
--------------------------                         --------                ----               --------              ------
Aug. 15, 2003                                         $20.0            3 mo. LIBOR              6.54%                $0.3

This interest rate swap agreement was subsequently terminated by the counter-party on February 26, 2001.

NOTE 16. FINANCIAL INSTRUMENTS
------------------------------
Armstrong does not hold or issue financial instruments for trading purposes. The estimated fair values of Armstrong's financial instruments are as follows:

                                                          2000 carrying       Estimated        1999 carrying      Estimated
(In millions at December 31)                                 amount           fair value          amount          fair value
----------------------------                                 ------           ----------          ------          ----------
Liabilities:
    Debt subject to compromise                                   $1,400.4           $ 386.6                 --              --
    Long-term debt, including current portion                        64.9              64.9           $1,425.2        $1,369.2
Off-balance sheet financial instruments:
    Foreign currency contract obligations                              --               0.2                 --             9.4
    Foreign currency options                                           --                --                 --             0.2
    Letters of credit/financial guarantees                             --             165.6                 --           252.2
    Lines of credit                                                    --              39.1                 --         1,088.1
    Interest rate swaps                                                --               0.3                 --           (4.1)

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

NOTE 17. INCOME TAXES
---------------------
The tax effects of principal temporary differences between the carrying amounts of assets and liabilities and their tax bases are summarized in the table below. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize deferred tax assets except for certain foreign tax credit and net operating loss carryforwards for which Armstrong has provided a valuation allowance of $69.8 million. The $6.4 million of U.S. foreign tax credit will expire in 2005. Armstrong has $879.0 million of state net operating losses with expirations between 2001 and 2020, and $82.9 million of foreign net operating losses which will be carried forward indefinitely. The $1.3 million decrease in the valuation allowance is attributable to a $24.7 million decrease in foreign net operating loss and capital loss carryforwards in connection with the sale of the Insulation Products segment (see Note 6) and a $23.4 million increase due to unused state net operating loss and U.S. foreign tax credit.

Deferred income taxes (millions)                                                               2000          1999
--------------------------------                                                               ----          ----
    Postretirement and postemployment benefits                                                 ($ 92.0)        (86.1)
    Chapter 11 reorganization costs and restructuring costs                                      (35.9)         (3.3)
    Asbestos-related liabilities                                                                (241.7)       (238.5)
    Foreign tax credit carryforward                                                               (6.4)            --
    Net operating losses                                                                         (94.6)        (62.2)
    Capital loss carryforwards                                                                       --        (20.2)
    Other                                                                                        (86.8)        (58.7)
                                                                                                 ------        ------
Total deferred tax assets                                                                       (557.4)       (469.0)
Valuation allowance                                                                                69.8          71.1
                                                                                                   ----          ----
Net deferred tax assets                                                                         (487.6)       (397.9)

    Accumulated depreciation                                                                      173.7         183.0
    Pension costs                                                                                 105.9          69.3
    Insurance for asbestos-related liabilities                                                     85.4         103.6
    Tax on unremitted earnings                                                                     27.0            --
                                                                                                                 ----
    Other                                                                                          63.3          45.4
                                                                                                   ----          ----
Total deferred income tax liabilities                                                             455.3         401.3
                                                                                                  -----         -----
Net deferred income tax liabilities (assets)                                                     (32.3)           3.4
Income tax benefit - current                                                                      (9.8)        (40.4)
Deferred income tax liability (asset) -noncurrent                                               ($22.5)        $ 43.8
                                                                                                =======        ======

Details of taxes (millions)                                                     2000           1999          1998
---------------------------                                                     ----           ----          ----
Earnings (loss) from continuing operations before income taxes:
    Domestic                                                                    ($ 135.4)         45.8         (63.7)
    Foreign                                                                         15.4          44.9          20.4
    Eliminations                                                                    (9.9)       (119.5)        (27.1)
                                                                                    -----       -------        ------
Total                                                                           ($ 129.9)      ($ 28.8)      ($ 70.4)
                                                                                =========      ========      ========
Income tax provision (benefit):
    Current:
       Federal                                                                   ($ 11.3)       $ 15.8          11.2
       Foreign                                                                       6.5           4.3           7.1
       State                                                                         1.8           3.0           1.3
                                                                                     ---           ---           ---
    Total current                                                                   (3.0)         23.1          19.6
    Deferred:
        Federal                                                                    (32.7)        (36.6)        (48.2)
        Foreign                                                                     (5.1)          8.2           3.3
        State                                                                        0.3           0.5           0.4
                                                                                     ---           ---           ---
    Total deferred                                                                 (37.5)        (27.9)        (44.5)
                                                                                   ------        ------        ------
Total income taxes (benefit)                                                     ($ 40.5)       ($ 4.8)      ($ 24.9)
                                                                                 ========       =======      ========

At December 31, 2000, unremitted earnings of subsidiaries outside the U.S. were $169.0 million (at December 31, 2000 balance sheet exchange rates). Armstrong expects to repatriate $77.0 million of earnings and has provided $27.0 million of U.S. taxes. No U.S. taxes have been provided on the remaining unremitted earnings as it is Armstrong's intention to invest these earnings permanently. If such earnings were to be remitted without offsetting tax credits in the U.S., withholding taxes would be $4.2 million.


Reconciliation to U.S. statutory tax rate (millions)                              2000           1999          1998
----------------------------------------------------                              ----           ----          ----
Continuing operations tax (benefit) at statutory rate                             ($ 45.5)      ($ 10.0)      ($ 24.6)
State income taxes, net of federal benefit                                            1.8           2.0           1.7
(Benefit) on ESOP dividend                                                          (1.0)         (1.3)         (1.2)
Tax on foreign and  foreign-source income                                             2.9           3.4           4.4
Capital loss                                                                        (0.8)            --            --
Equity in (earnings) of affiliates                                                     --            --         (6.2)
Insurance programs                                                                    0.1         (0.6)         (1.0)
Goodwill                                                                              9.9           7.1           3.3
Change in valuation allowance                                                          --         (4.0)            --
Sale of subsidiary                                                                  (9.1)            --            --
Other items                                                                           1.2         (1.4)         (1.3)
                                                                                      ---         -----         -----
Tax expense (benefit) at effective rate                                          ($ 40.5)      ($  4.8)      ($ 24.9)
                                                                                 ========      ========      ========

Other taxes (millions)                                                               2000          1999          1998
----------------------                                                               ----          ----          ----
Payroll taxes                                                                      $ 59.7        $ 66.8        $ 51.3
Property, franchise and capital stock taxes                                          26.2          24.0          19.6


NOTE 18. OTHER LONG-TERM LIABILITIES
------------------------------------


(millions)                                                                          2000           1999
----------                                                                          ----           ----
Deferred compensation                                                              $ 34.9        $ 42.8
Other                                                                                36.2          48.7
                                                                                     ----          ----
Total other long-term liabilities                                                  $ 71.1        $ 91.5
                                                                                   ======        ======


NOTE 19. RETIREMENT SAVINGS AND STOCK OWNERSHIP PLAN (RSSOP)
------------------------------------------------------------
In 1989, Armstrong established an Employee Stock Ownership Plan ("ESOP") that borrowed $270 million from banks and insurance companies, repayable over 15 years and guaranteed by Armstrong. The ESOP used the proceeds to purchase 5,654,450 shares of a new series of convertible preferred stock issued by Armstrong. In 1996, the ESOP was merged with the Retirement Savings Plan for salaried employees (a defined-contribution pension plan) to form the Retirement Savings and Stock Ownership Plan ("RSSOP"). On July 31, 1996, the trustee of the ESOP converted the preferred stock held by the trust into approximately 5.1 million shares of common stock at a one-for-one ratio.

The number of shares released for allocation to participant accounts has been based on the proportion of principal and interest paid to the total amount of debt service remaining to be paid over the life of the borrowings. Through December 31, 2000, the RSSOP allocated 2,676,000 shares to participants that remain outstanding, retired 1,318,000 shares, Armstrong issued 437,000 treasury shares and the trustee purchased 242,000 shares on the open market as part of meeting the necessary funding requirements. As of December 31, 2000, there were approximately 2,340,000 shares in the RSSOP that had yet to be allocated to participants.

All RSSOP shares are considered outstanding for earnings per share calculations. Historically, dividends on allocated shares were credited to employee accounts while dividends on unallocated shares were used to satisfy debt service payments.

The RSSOP currently covers parent company nonunion employees and some union employees.


Details of ESOP debt service payments (millions)                                   2000              1999             1998
------------------------------------------------                                   ----              ----             ----
Common stock dividends paid                                                       $  4.5            $  8.9           $  9.0
Employee contributions                                                               1.2               7.7              9.8
Company contributions                                                                7.0               8.9             11.4
Company loans to ESOP                                                                7.3              12.9             10.1
                                                                                     ---              ----             ----
Debt service payments made by ESOP trustee                                        $ 20.0            $ 38.4           $ 40.3
                                                                                  ======            ======           ======

Armstrong recorded costs for the RSSOP of $10.5 million in 2000, $13.1 million in 1999 and $6.9 million in 1998.

The trustee borrowed from Armstrong $7.3 million in 2000, $12.9 million in 1999 and $10.1 million in 1998. These loans were made to ensure that the financial arrangements provided to employees remain consistent with the original intent of the RSSOP. Such loans receivable were included as a component of shareholder's equity. In December 2000 in connection with the Chapter 11 Filing of AWI and default on RSSOP loan obligations, Armstrong recorded an impairment charge of $43.3 million related to these loans. The impairment was recorded as a component of Chapter 11 reorganization costs.

On November 22, 2000, Armstrong failed to repay $50 million in commercial paper that was due. As a result, the remaining ESOP bond principal balance of $142.2 million became immediately payable, along with a $15.5 million interest and tax make-whole premium. Additionally, the December 2000 ESOP debt service payment was not made. As a result of the Chapter 11 filing, Armstrong's ESOP loan guarantee of $157.7 million is now classified as a liability subject to compromise.

Armstrong has amended the RSSOP to provide for a cash match of employee contributions in lieu of the stock match. Armstrong recorded an expense of $0.5 million in 2000 related to the cash match. The RSSOP Plan document will be revised to reflect this change.


NOTE 20. STOCK-BASED COMPENSATION PLANS
---------------------------------------
Awards under the 1993 Long-Term Stock Incentive Plan ("1993 Plan") may be in the form of stock options, stock appreciation rights in conjunction with stock options, performance restricted shares and restricted stock awards. No additional shares of common stock may be issued under the 1993 Plan.

During 1999, Armstrong adopted the 1999 Long-Term Incentive Plan ("1999 Plan") which replaced the 1993 Plan. The 1999 Plan is similar to the 1993 Plan in that it provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, performance-restricted shares and restricted stock awards. The 1999 Plan also incorporates stock awards and cash incentive awards. No more than 3,250,000 shares of common stock may be issued under the 1999 Plan, and no more than 300,000 of the shares may be awarded in the form of performance restricted shares, restricted stock awards or stock awards. No awards under the 1999 Plan will be granted after April 25, 2009. Pre-1999 grants made under predecessor plans will be governed under the provisions of those plans.

During 2000, Armstrong adopted the Stock Award Plan ("2000 Plan") to enable stock awards and restricted stock awards to officers, key employees and non-employee directors. No more than 750,000 treasury shares may be awarded under the 2000 Plan. The 2000 Plan will remain in effect until the earlier of the grant of all the shares allowed under the plan or termination of the plan by the Board of Directors.

Approximately 1,702,000 stock options were cancelled as a result of a restricted stock for stock option exchange program offered to employees in 2000. Employees other than the CEO holding stock options were given a one-time opportunity to exchange their stock options with exercise prices above $50 per share for shares of Armstrong restricted stock based on specified conversion ratios. The shares issued under this exchange program were issued under the 2000 Plan and will be fully vested by August 2002. Expenses related to this event were $1.5 million in 2000.

Options are granted to purchase shares at prices not less than the closing market price of the shares on the dates the options are granted. The options generally become exercisable in one to three years and expire 10 years from the date of grant.



Changes in option shares outstanding
(thousands except for share price)                                          2000         1999         1998
----------------------------------                                          ----         ----         ----
Option shares at beginning of year                                           3,509.5      2,783.7     2,161.3
Options granted                                                              1,818.5        829.7       914.8
Option shares exercised                                                           --       (54.5)     (253.3)
Stock appreciation rights exercised                                               --        (0.2)       (3.1)
Options cancelled                                                          (2,550.5)       (49.2)      (36.0)
                                                                           ---------    ---------   ---------
Option shares at end of year                                                 2,777.5      3,509.5     2,783.7

Option shares exercisable at end of year                                       973.3      1,828.0     1,372.0
Shares available for grant                                                   4,068.7      3,307.3       789.7

Weighted average price per share:
    Options outstanding                                                       $30.69       $58.48      $60.41
    Options exercisable                                                        48.92        57.12       52.38
    Options granted                                                            18.24        50.70       70.43
    Option shares exercised                                                      N/A        36.17       41.68


The table below summarizes information about stock options outstanding at December 31, 2000.

Stock options outstanding as of December 31, 2000
(thousands except for life and share price)


                                             Options outstanding                         Options exercisable
                             ----------------------------------------------------- ---------------------------------
                                                   Weighted-         Weighted-
                                  Number            average           average          Number         Weighted-
Range of                        outstanding        remaining         exercise       exercisable        average
exercise prices                 at 12/31/00     contractual life       price        at 12/31/00     exercise price
---------------                 -----------     ----------------       -----        -----------     --------------
$1.19 - $18.00                        200.0           9.8             $ 8.78                 --                 --
$18.01 - $19.50                     1,542.8           9.2              19.44               64.6            $ 19.44
$19.51 - $46.00                       427.8           3.4              39.32              418.0              39.59
$46.01 - $60.00                       427.7           5.5              55.11              356.9              56.07
$60.01 - $84.00                       179.2           6.9              73.14              133.8              73.21
                                    -------                                               -----
                                    2,777.5                                               973.3
                                    =======                                               =====

Performance restricted shares issuable under the 1993 and 1999 plans entitle certain key executive employees to earn shares of Armstrong's common stock, but only if the total company or individual business units meet certain predetermined performance measures during defined performance periods (generally three years). At the end of performance periods, common stock awarded may carry additional restriction periods, during which time Armstrong will hold the shares in custody until the expiration or termination of restrictions. Compensation expense will be charged to earnings over the performance period. Within performance periods at the end of 2000 were 1,500 unvested performance restricted shares outstanding and 245 accumulated dividend equivalent shares. No performance restricted share awards were earned based on the performance period ending December 31, 2000. Within restriction periods at the end of 2000 were 22,028 shares of restricted common stock outstanding based on performance periods ending prior to 2000 with 3,599 accumulated dividend equivalent shares.

Restricted stock awards can be used for the purposes of recruitment, special recognition and retention of key employees. Awards for 444,443 shares of restricted stock were granted (excluding performance-based awards discussed above) during 2000. Of these restricted shares, 198,343 were granted under a restricted stock for stock option exchange program. At the end of 2000, there were 422,241 restricted shares of common stock outstanding with 11,769 accumulated dividend equivalent shares.

SFAS No. 123, "Accounting for Stock-Based Compensation," permits entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures. Had compensation cost for these plans been determined consistent with SFAS No. 123, Armstrong's net earnings would have been reduced to the following pro forma amounts.



(millions)                                                                  2000        1999        1998
----------                                                                  ----        ----        ----
Net earnings (loss):
--------------------
    As reported                                                             $11.8       $14.3     $ (9.3)
    Pro forma                                                                 5.4         7.0      (16.1)

The fair value of grants was estimated on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions for 2000, 1999 and 1998 presented in the table below. The weighted-average fair value of stock options granted in 2000 was $2.08 per share.


                                                                             2000          1999          1998
                                                                             ----          ----          ----
Risk-free interest rate                                                      6.48%         6.34%         5.14%
Dividend yield                                                               9.50%         5.75%         3.03%
Expected life                                                             5 years       5 years       5 years
Volatility                                                                     28%           28%           28%

Because the SFAS No. 123 method of accounting has not been applied to grants prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.


NOTE 21. EMPLOYEE COMPENSATION
------------------------------
Employee compensation is presented in the table below. Charges for severance costs and early retirement incentives to terminated employees have been excluded. The increase in employee compensation from 1998 is primarily due to the acquisitions of Triangle Pacific and DLW.


Employee compensation cost summary (millions)                                2000           1999           1998
---------------------------------------------                                ----           ----           ----
Wages and salaries                                                         $ 631.9        $ 625.3        $ 516.8
Payroll taxes                                                                 59.7           66.8           51.3
Pension credits                                                              (38.1)         (32.9)         (38.5)
Insurance and other benefit costs                                             67.4           64.2           56.9
Stock-based compensation                                                       4.4            4.2            5.0
                                                                           -------        -------        =======
Total                                                                      $ 725.3        $ 727.6        $ 591.5
                                                                           =======        =======        =======


NOTE 22. PENSION AND OTHER BENEFIT PROGRAMS
-------------------------------------------
Armstrong and a number of its subsidiaries have pension plans and postretirement medical and insurance benefit plans covering eligible employees worldwide. Armstrong also has defined-contribution pension plans (including the Retirement Savings and Stock Ownership Plan, as described in Note 19) for eligible employees. Benefits from pension plans, which cover substantially all employees, are based on an employee's compensation and years of service. Pension plans are funded by Armstrong. Postretirement benefits are funded by Armstrong on a pay-as-you-go basis, with the retiree paying a portion of the cost for health care benefits by means of deductibles and contributions. Armstrong announced in 1989 and 1990 a 15-year phase-out of its health care benefits for certain future retirees. These future retirees include parent company nonunion employees and some union employees. Shares of RSSOP common stock were allocated to eligible active employees through June 2000, based on employee age and years to expected retirement, to help employees offset their future postretirement medical costs. The RSSOP was amended in November 2000 to suspend future allocations and starting in December 2000, Armstrong used cash to fund this benefit.

Effective November 1, 2000, an amendment to the Retirement Income Plan (RIP), a qualified US defined benefit plan, established an additional benefit known as the ESOP Pension Account to partially compensate active employee and retiree ESOP shareholders for the decline in the market value of AHI's stock. The effect of this amendment had no material impact to the financial position or results of operations in 2000, but will increase the benefit obligation by $88.7 million in 2001. The RIP Plan document will be revised to reflect these changes.

The following tables summarize the balance sheet impact, as well as the benefit obligations, assets, funded status and rate assumptions associated with the pension and postretirement benefit plans. The plan assets are primarily stocks, mutual funds and bonds. Included in these assets were 1,426,751 shares of Armstrong common stock at year-end 2000 and 1999.


                                                                                       Retiree Health and Life
                                                             Pension Benefits             Insurance Benefits
                                                             ----------------             ------------------
U.S. defined-benefit plans (millions)                      2000           1999            2000           1999
-------------------------------------                      ----           ----            ----           ----
Change in benefit obligation:
Benefit obligation as of January 1                         $ 1,079.4      $ 1,163.5         $ 233.3       $ 262.5
Service cost                                                    13.9           16.7             2.8           3.2
Interest cost                                                   84.0           76.6            18.7          17.0
Plan participants' contributions                                  --             --             3.4           2.6
Plan amendments                                                 25.8             --              --            --
Divestitures                                                   (4.0)             --           (0.1)            --
Effect of settlements                                          (5.9)             --              --         (4.1)
Effect of special termination benefits                           1.4            1.7              --            --
Actuarial loss (gain)                                           33.0         (96.4)            26.6        (24.9)
Benefits paid                                                 (95.2)         (82.7)          (26.1)        (23.0)
                                                           ---------      ---------         -------       -------
Benefit obligation as of December 31                       $ 1,132.4      $ 1,079.4         $ 258.6       $ 233.3
                                                           =========      =========         =======       =======

Change in plan assets:
Fair value of plan assets as of January 1                  $ 1,748.3      $ 1,874.9              --            --
Actual return (loss) on plan assets                            137.9         (46.7)              --            --
Divestitures                                                   (3.7)             --              --            --
Effect of settlements                                          (5.9)             --              --            --
Employer contribution                                            9.2            2.8          $ 22.7        $ 20.5
Plan participants' contributions                                  --             --             3.4           2.6
Benefits paid                                                 (95.2)         (82.7)          (26.1)        (23.1)
                                                           ---------      ---------         -------       -------
Fair value of plan assets as of December 31                $ 1,790.6      $ 1,748.3         $   0.0       $   0.0
                                                           =========      =========         =======       =======

Funded status                                                $ 658.2        $ 668.9       $ (258.6)      $(233.3)
Unrecognized net actuarial loss (gain)                       (422.7)        (483.9)            48.6          23.0
Unrecognized transition asset                                  (8.3)         (14.5)              --            --
Unrecognized prior service cost (benefit)                       86.1           72.2           (4.2)         (5.1)
                                                           ---------      ---------       ---------     ---------
Net amount recognized                                      $   313.3      $   242.7       $ (214.2)     $ (215.4)
                                                           =========      =========       =========     =========

The funded status of U.S. defined-benefit plans was determined using the assumptions presented in the table below.


                                                                                      Retiree Health and Life
                                                            Pension Benefits             Insurance Benefits
U.S. defined-benefit plans                                 2000           1999          2000           1999
--------------------------                                 ----           ----          ----           ----
Weighted-average assumption as of
    December 31:
Discount rate                                                  7.50%         7.75%         7.50%           7.75%
Expected return on plan assets                                 9.50%         8.75%           n/a             n/a
Rate of compensation increase                                  4.25%         4.25%         4.25%           4.25%

Amounts recognized in the consolidated balance sheets consist of:
                                                                                      Retiree Health and Life
                                                            Pension Benefits            Insurance Benefits
                                                            ----------------            ------------------
(millions)                                                 2000           1999          2000           1999
----------                                                 ----           ----          ----           ----
Prepaid benefit costs                                        $ 333.6       $ 264.2                            --
Accrued benefit liability                                     (34.5)        (30.2)     $ (214.2)       $ (215.4)
Intangible asset                                                 1.6           2.0            --              --
Other comprehensive income                                      12.6           6.7            --              --
                                                             -------       -------     ---------       ---------
Net amount recognized                                        $ 313.3       $ 242.7     $ (214.2)       $ (215.4)
                                                             =======       =======     =========       =========

                                                                                             Pension Benefits
                                                                                             ----------------
U.S. pension plans with benefit obligations in excess of assets (millions)                 2000             1999
--------------------------------------------------------------------------                 ----             ----
Retirement benefit equity plan:
------------------------------
Projected benefit obligation, December 31                                                 $ 44.7           $34.9
Accrued benefit obligation, December 31                                                     34.5            30.2
Fair value of plan assets, December 31                                                        --              --

The components of pension credit are as follows:
                                                                                      Pension Benefits
                                                                                      ----------------
U.S. defined-benefit plans (millions)                                      2000            1999           1998
-------------------------------------                                      ----            ----           ----
Service cost of benefits earned during the year                             $ 13.9        $ 16.7          $ 17.5
Interest cost on projected benefit obligation                                 84.0          76.6            72.6
Expected return on plan assets                                             (153.6)       (147.0)         (136.2)
Amortization of transition asset                                             (6.2)         (6.2)           (6.2)
Amortization of prior service cost                                            11.9          10.0            10.0
Recognized net actuarial gain                                               (13.9)        (17.3)          (18.4)
                                                                            ------        ------          ------
Net periodic pension credit                                               $ (63.9)      $ (67.2)        $ (60.7)
                                                                          ========      ========        ========

Costs for other funded and unfunded pension plans were $4.3 million in 2000, $3.9 million in 1999 and $3.6 million in 1998. The components of postretirement benefit cost are as follows:



                                                                                    Retiree Health and
                                                                                    ------------------
                                                                                  Life Insurance Benefits
                                                                                  -----------------------
U.S. defined-benefit plans (millions)                                         2000         1999          1998
-------------------------------------                                         ----         ----          ----
Service cost of benefits earned during the year                              $ 2.8         $ 3.2           $ 3.3
Interest cost on accumulated postretirement benefit obligation                18.7          17.0            17.2
Amortization of prior service benefit                                        (0.9)         (0.9)           (0.9)
Recognized net actuarial loss                                                  1.0           0.6             1.3
                                                                               ---           ---             ---
Net periodic postretirement benefit cost                                    $ 21.6        $ 19.9          $ 20.9
                                                                            ======        ======          ======

For measurement purposes, a 6% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000 and all future years. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:


                                                                                            One percentage point
                                                                                            --------------------
U.S. retiree health and life insurance benefit plans (millions)                           Increase       Decrease
---------------------------------------------------------------                           --------       --------
Effect on total of service and interest cost components                                    $ 2.1         $ (1.7)
Effect on postretirement benefit obligation                                                 21.0          (17.9)

Armstrong has pension plans covering employees in a number of foreign countries that utilize assumptions that are consistent with, but not identical to, those of the U.S. plans. The following tables summarize the balance sheet impact as well as the benefit obligations, assets, funded status and rate assumptions associated with pension benefits.

                                                                             Pension Benefits
Non-U.S. defined-benefit plans (millions)                                   2000          1999
-----------------------------------------                                   ----          ----
Change in benefit obligation:
Benefit obligation as of January 1                                           $ 262.8       $ 287.0
Service cost                                                                     5.2           6.7
Interest cost                                                                   12.5          16.2
Plan participants' contributions                                                 1.5           1.2
Plan amendments                                                                  0.7            --
Acquisitions                                                                    18.0            --
Divestitures                                                                   (0.5)         (2.6)
Effect of settlements                                                         (33.6)            --
Effect of special termination benefits                                         (0.7)           0.3
Foreign currency translation adjustment                                       (21.6)        (29.8)
Actuarial loss (gain)                                                           14.6         (1.3)
Benefits paid                                                                 (12.4)        (14.9)
                                                                              ------        ------
Benefit obligation as of December 31                                         $ 246.5       $ 262.8
                                                                             =======       =======

Change in plan assets:
Fair value of plan assets as of January 1                                    $ 123.8       $ 105.6
Actual return on plan assets                                                     0.4          21.9
Acquisitions                                                                    17.4            --
Divestitures                                                                   (0.5)            --
Employer contributions                                                          43.7          12.5
Plan participants' contributions                                                 1.5           1.2
Effect of settlements                                                         (33.6)            --
Foreign currency translation adjustment                                        (8.0)         (2.5)
Benefits paid                                                                 (12.4)        (14.9)
                                                                              ------        ------
Fair value of plan assets as of December 31                                  $ 132.3       $ 123.8
                                                                             =======       =======

Funded status                                                              $ (114.2)     $ (139.0)
Unrecognized net actuarial gain                                                (4.7)        (32.9)
Unrecognized transition obligation                                                --           0.4
Unrecognized prior service cost                                                  3.9           4.7
                                                                                 ---           ---
Net amount recognized                                                      $ (115.0)      $(166.8)
                                                                          =========      ========

Amounts recognized in the consolidated balance sheets consist of:


                                                                             Pension Benefits
                                                                             ----------------
(millions)                                                                  2000          1999
----------                                                                  ----          ----
Prepaid benefit cost                                                           $ 3.2         $ 2.6
Accrued benefit liability                                                    (123.9)       (169.5)
Intangible asset                                                                 0.1            --
Other comprehensive income                                                       5.6           0.1
                                                                                 ---           ---
Net amount recognized                                                      $ (115.0)     $ (166.8)
                                                                           =========     =========

Non-U.S. pension plans with benefit obligations                              Pension Benefits
                                                                             ----------------
in excess of assets (millions)                                              2000          1999
------------------------------                                              ----          ----
Projected benefit obligation, December 31                                    $ 125.3       $ 166.0
Accrued benefit obligation, December 31                                        122.2         159.9
Fair value of plan assets, December 31                                           0.6           0.6

The components of pension cost are as follows:


Non-U.S. defined-benefit plans (millions)                                   2000          1999
-----------------------------------------                                   ----          ----
Service cost of benefits earned during the year                                $ 5.2         $ 6.7
Interest cost on projected benefit obligation                                   12.5          16.2
Expected return on plan assets                                                 (7.7)         (6.1)
Amortization of transition obligation                                            0.1           0.2
Amortization of prior service cost                                               1.0           0.4
Recognized net actuarial gain                                                  (0.1)         (0.1)
                                                                               -----         -----
Net periodic pension cost                                                     $ 11.0         $17.3
                                                                              ======         =====

                                                                             Pension Benefits
                                                                             ----------------
Non-U.S. defined-benefit plans                                              2000          1999
------------------------------                                              ----          ----
Weighted-average assumption as of December 31:
Discount rate                                                                  5.69%         6.50%
Expected return on plan assets                                                 6.43%         4.25%
Rate of compensation increase                                                  3.85%         3.75%


NOTE 23. LEASES
---------------
Armstrong rents certain real estate and equipment. Several leases include options for renewal or purchase and contain clauses for payment of real estate taxes and insurance. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. As part of the Chapter 11 Cases, AWI must decide whether to assume, assume and assign, or reject prepetition unexpired leases and other prepetition executory contracts. AWI has been granted an extension until August 6, 2001 by the Court to make these decisions with respect to prepetition unexpired leases of real property and this date may be further extended. With respect to prepetition executory contracts and unexpired leases not related to real estate, AWI has until confirmation of a reorganization plan to make these decisions unless such time is shortened by the Court. The accompanying financial statements do not reflect any adjustment related to assumption or rejection of such agreements.

Rental expense was $16.9 million in 2000, $19.3 million in 1999 and $24.7 million in 1998. Future minimum payments at December 31, 2000, by year and in the aggregate, having noncancelable lease terms in excess of one year were as follows:


                                                                           Capital       Operating
Scheduled minimum lease payments (millions)                                 leases         Leases
-------------------------------------------                                 ------         ------
2001                                                                            $ 0.9           $ 8.2
2002                                                                              1.0             5.1
2003                                                                              1.1             3.6
2004                                                                              2.1             2.8
2005                                                                              1.1             1.9
Thereafter                                                                        1.4             6.6
                                                                                  ---             ---
Total                                                                           $ 7.6          $ 28.2
                                                                                =====          ======

Armstrong has capital leases that have lease payments that extend until 2018. Assets under capital leases are included in the consolidated balance sheets as follows:


(millions)                                                                  2000          1999
----------                                                                  ----          ----
Land                                                                      $  3.8         $ 3.8
Building                                                                     4.5           4.5
Machinery                                                                   26.2          21.5
Less accumulated amortization                                             (12.1)         (6.2)
                                                                          ------         -----
Net assets                                                                $ 22.4         $23.6
                                                                          ======         =====


NOTE 24. SHAREHOLDER'S EQUITY
-----------------------------
Treasury share changes for 2000, 1999 and 1998 are as follows:


Years ended December 31 (thousands)                                          2000           1999           1998
-----------------------------------                                          ----           ----           ----
Common shares
Balance at beginning of year                                                 11,628.7        11,856.7      11,759.5
Stock purchases (1)                                                              56.4            33.8         389.5
Stock issuance activity, net                                                  (291.9)         (261.8)       (292.3)
                                                                             --------        --------      --------
Balance at end of year                                                       11,393.2        11,628.7      11,856.7
                                                                             ========        ========      ========

Note 1: Includes small unsolicited buybacks of shares, shares received under share tax withholding transactions and open market purchases of stock through brokers.

In July 1996, the Board of Directors authorized Armstrong to repurchase 3.0 million shares of its common stock through the open market or through privately negotiated transactions, bringing the total authorized common share repurchases to 5.5 million shares. Under the total plan, Armstrong repurchased approximately 4,017,000 shares through December 31, 1998, with total cash outlay of $248.1 million, including 355,000 repurchased in 1998. In June 1998, Armstrong halted purchases of its common shares under the common share repurchase program in connection with its announcement to purchase Triangle Pacific and DLW.

The balance of each component of accumulated other comprehensive loss as of December 31, 2000, and December 31, 1999, is presented in the table below.


(millions)                                                                       2000         1999
----------                                                                       ----         ----
Foreign currency translation adjustments and hedging activities                 $ 29.3       $ 12.1
Unrealized loss on available for sale securities                                   2.0           --
Minimum pension liability adjustments                                             13.9          4.4
                                                                                ------       ------
Total                                                                           $ 45.2       $ 16.5
                                                                                ======       ======

The related tax effects allocated to each component of other comprehensive income (loss) presented in the table below.


                                                                              Pre-tax        Tax         After tax
(millions)                                                                    Amount       Benefit         amount
----------                                                                    ------       -------         ------
Foreign currency translation adjustments and hedging activities              ($ 17.2)            --        ($ 17.2)
Unrealized loss on available for sale securities                                (2.0)            --           (2.0)
Minimum pension liability adjustments                                          (13.4)         $ 3.9           (9.5)
                                                                              -------         -----        --------
Total                                                                        ($ 32.6)         $ 3.9        ($ 28.7)
                                                                             ========         =====        ========

NOTE 25. SUPPLEMENTAL FINANCIAL INFORMATION
-------------------------------------------


Selected operating expenses (millions)                                         2000         1999         1998
--------------------------------------                                         ----         ----         ----
Maintenance and repair costs                                                 $ 112.0      $ 110.0      $ 107.8
Research and development costs                                                  60.0         46.4         36.7
Advertising costs                                                               37.6         39.4         38.1

Other expense (income), net (millions)
-------------------------------------

Interest and dividend income                                                 $ (5.5)      $ (2.0)      $ (3.3)
Gain on sale of businesses, net                                               (60.2)        (1.0)           --
Demutualization proceeds                                                       (5.2)        (2.6)           --
Dal-Tile gain                                                                     --           --       (12.8)
Domco litigation expense                                                          --           --         12.3
Foreign currency transaction gain                                              (6.0)        (0.4)          0.3
Other                                                                            2.3        (0.7)          1.8
                                                                             -------      -------      -------
Total                                                                        $(74.6)      $ (6.7)      $ (1.7)
                                                                             =======      =======       ======


NOTE 26. SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

(millions)                                                                  2000         1999          1998
 ---------                                                                  ----         ----          ----
Interest paid                                                                $ 100.4      $ 102.7       $   48.2
Income taxes paid                                                               14.0         47.1           25.7
Acquisitions:
    Fair value of assets acquired                                            $  55.6      $   3.8       $1,031.9
    Cost in excess of net assets acquired                                         --           --          948.3
Less:
    Net assets in excess of consideration                                       24.2           --             --
    Liabilities assumed                                                         24.9           --          804.5
                                                                              ------      -------       --------
Cash paid, net of cash acquired                                              $   6.5      $   3.8       $1,175.7
                                                                              ======      =======       ========


NOTE 27. LITIGATION AND RELATED MATTERS
---------------------------------------
Asbestos-related Litigation

AWI is a defendant in personal injury claims and property damage claims related to asbestos containing products. On December 6, 2000, AWI filed a voluntary petition for relief ("the Filing") under Chapter 11 of the U.S. Bankruptcy Code to use the court supervised reorganization process to achieve a fair and final resolution of its asbestos liability. See Item 1 for further discussion.

Background
----------
AWI's involvement in asbestos litigation relates primarily to its participation in the insulation contracting business. From around 1910 to 1933, AWI manufactured and installed some high-temperature insulation products, including some that contained asbestos. In 1939, AWI expanded its contract installation service to provide a greater range of high and low temperature contracting services to its customers. AWI generally manufactured its own low temperature insulation products, but did not manufacture the high temperature products used in its contracting operations. Some of the high temperature products furnished and installed in the contracting operations contained asbestos.

Effective January 1, 1958, AWI separated its insulation contracting business into a separate, independent subsidiary, Armstrong Contracting and Supply Corporation ("ACandS"). From January 1, 1958 through August 31, 1969, ACandS operated as an independent subsidiary in the insulation contracting business. During this time period, AWI licensed certain tradenames and trademarks to ACandS, which ACandS placed on certain insulation products manufactured by others. Other than two specific products, AWI did not manufacture or sell any asbestos-containing thermal insulation products during this period. In August 1969, AWI sold the ACandS subsidiary to a group of ACandS management employees and ACandS continues to operate independently as a subsidiary of Irex Corporation. AWI had no involvement with any asbestos-containing insulation materials after 1969.

In addition, AWI manufactured some resilient flooring that contained encapsulated asbestos until the early 1980's. AWI also manufactured some gasket materials that contained encapsulated asbestos until the mid-1980's.

Personal Injury Litigation
--------------------------
Nearly all the asbestos-related personal injury lawsuits brought against AWI relate to alleged exposure to asbestos-containing high-temperature insulation products. The majority of these claims seek compensatory and punitive damages. Claims may arise many years after first exposure to asbestos in light of the decades long latency period for asbestos-related injury. Product identification and determining exposure periods are difficult and uncertain. Over the long history of asbestos litigation involving hundreds of companies, various parties have tried to secure a comprehensive resolution of the litigation. In 1991, the Judicial Panel for Multidistrict Litigation ordered the transfer of federal cases to the Eastern District of Pennsylvania in Philadelphia for pretrial purposes. AWI supported this transfer. Some cases are periodically released for trial, although the issue of punitive damages is retained by the transferee court. That court has been instrumental in having the parties resolve large numbers of cases from various jurisdictions and has been receptive to different approaches to the resolution of claims. Claims filed in state courts have not been directly affected by the transfer.

Amchem Settlement Class Action
------------------------------
Georgine v. Amchem ("Amchem") was a settlement class action filed in the Eastern District of Pennsylvania on January 15, 1993, that included essentially all future personal injury claims against members of the Center for Claims Resolution ("Center"), including AWI. It was designed to establish a nonlitigation system for the resolution of those claims, and offered a method for prompt compensation to claimants who were occupationally exposed to asbestos if they met certain exposure and medical criteria. Compensation amounts were derived from historical settlement data and no punitive damages were to be paid. The settlement was designed to, among other things, minimize transactional costs, including attorneys' fees; expedite compensation to claimants with qualifying claims; and relieve the courts of the burden of handling future claims. The District Court, after exhaustive discovery and testimony, approved the settlement class action and issued a preliminary injunction that barred class members from pursuing claims against Center members in the tort system. The U.S. Court of Appeals for the Third Circuit reversed that decision, and the reversal was sustained by the U.S. Supreme Court on September 25, 1997, holding that the settlement class did not meet the requirements for class certification under Federal Rule of Civil Procedure 23. The preliminary injunction was vacated on July 21, 1997, resulting in the immediate reinstatement of enjoined cases and a loss of the bar against the filing of claims in the tort system.

Asbestos Claims Facility ("Facility") and Center for Claims Resolution
----------------------------------------------------------------------
("Center")
----------
The Facility was established in 1985 to evaluate, settle, pay and defend all personal injury claims against member companies. Resolution and defense costs were allocated by formula. The Facility subsequently dissolved, and the Center was created in October 1988 by 21 former Facility members, including AWI. At the time of the Filing, there were 16 members of the Center, including AWI. Insurance carriers, while not members, are represented ex officio on the Center's governing board and have agreed annually to provide a portion of the Center's operational costs. The Center adopted many of the conceptual features of the Facility and has addressed the claims in a manner consistent with the prompt, fair resolution of meritorious claims. Resolution and defense costs are allocated by formula among the member companies; adjustments over time due to the departure of some members and other factors resulted in some increased share for AWI.

As a result of the Filing, AWI is no longer an active participant in the Center. The extent and amount of AWI liabilities as a result of its participation in the Center have not been determined, but will be determined in AWI's Chapter 11 Case.

Number of Claims
----------------
The number of claims naming AWI as a defendant ranged from about 16,400 to 31,100 per year during the period from 1989 to 1997. However, subsequent to this time and up to the Filing, claim filings significantly surpassed this average as approximately 87,500 and 50,700 claims were filed in 1998 and 1999 respectively. AWI had expected the number of claims to decline in 2000. However, during the first eleven months of 2000 prior to the Filing, the Center received and verified approximately 53,000 claims. Claims from major, established law firms did decline, but this decline was more than offset by claims from new or previously low-volume law firms.

Before filing under the Bankruptcy Code, AWI pursued broad-based settlements of claims through the Center. The Center had reached Strategic Settlement Program ("SSP") agreements with law firms that covered approximately 130,000 claims that named AWI as a defendant, including agreements with 17 law firms covering approximately 36,800 claims during the first eleven months of 2000. These agreements typically provided for multiyear payments for settlement of current claims and established specific medical and other criteria for the settlement of future claims as well as annual limits on the number of claims that can be filed by these firms. These agreements also established fixed settlement values for different asbestos-related medical conditions which were subject to periodic re-negotiation over a period of 2 to 5 years. The plaintiff law firms were required to recommend settlements to their clients although future claimants are not legally obligated to accept the settlements. These agreements also provided for nominal payments to future claimants who are unimpaired but who are eligible for additional compensation if they develop a more serious asbestos-related illness. The Center could terminate an agreement with an individual law firm if a significant number of that firm's clients elect not to participate under the agreement. For some agreements, the component of the agreement that covered future claims was subject to re-negotiation if members left the Center. As a result of the Filing, AWI's obligations with respect to these settlements will be determined in the context of its Chapter 11 Case.


Fourth Quarter 2000 Events
--------------------------
On October 5, 2000, Owens Corning Fiberglass ("OCF"), a manufacturer of insulation, filed for protection under Chapter 11 of the Bankruptcy Code to address its asbestos liability. This filing adversely impacted AWI's negotiations to obtain a 364-day credit facility which were underway at the time. This credit facility was to replace an existing $450 million credit facility that expired on October 19, 2000. Following the OCF filing, the potential participants in the new credit facility decided to reevaluate their credit exposures to AWI, primarily due to AWI's asbestos liability. AWI could not reach agreement on a new facility with acceptable terms. The existing $450 million credit facility expired on October 19, 2000.

Additionally, AWI was concerned that a possible upward bias in the settlement demands of asbestos plaintiffs would occur given the exit from the tort system of OCF, an important defendant in asbestos litigation.

As set forth above, AWI filed for relief under Chapter 11 of the Bankruptcy Code on December 6, 2000. As a result, holders of asbestos claims are stayed from continuing to prosecute pending litigation and from filing new lawsuits against AWI. In addition, AWI ceased making payments with respect to asbestos claims, including payments pursuant to the outstanding SSP agreements. A separate creditors committee representing the interests of asbestos claimants has been appointed in the Chapter 11 Cases.

As a result of the Filing, AWI's present and future asbestos liability will be addressed in the Chapter 11 Case rather than through the Center and a multitude of lawsuits in different jurisdictions throughout the U.S. AWI believes that the Chapter 11 process provides it with the opportunity to change its approach to its asbestos liability and comprehensively address that liability in one forum. It is anticipated that all present and future asbestos claims will be resolved in the Chapter 11 Case, which could take several years.

Asbestos-Related Personal Injury Liability
------------------------------------------
In evaluating its estimated asbestos-related personal injury liability prior to the Filing, AWI reviewed, among other things, recent and historical settlement amounts, the incidence of past and recent claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it and the status and results of broad-based settlement discussions. Based on this review, AWI estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. This estimate was highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that could affect the range of the liability.

AWI believes the range of probable and estimable liability is more uncertain now than previously. There are significant differences in the way the asbestos claims may be addressed under the bankruptcy process when compared to the tort system. Accordingly, AWI currently is unable to ascertain how prior experience with the number of claims and the amounts to settle claims will impact its ultimate liability in the context of its Chapter 11 Case.

As of September 30, 2000, AWI's estimate of its asbestos-related liability that was probable and estimable through 2006 ranged from $758.8 million to $1,363.3 million. AWI concluded that no amount within that range was more likely than any other and, therefore, reflected $758.8 million as a liability in the condensed consolidated financial statements in accordance with generally accepted accounting principles. Due to the increased uncertainty created as a result of the Filing, no change has been made to the previously recorded liability except to record payments of $68.2 million against that accrual in October and November 2000. The balance at December 31, 2000 is $690.6 million. It is reasonably possible, however, that the actual liability could be significantly higher than the recorded liability. As the Chapter 11 Cases proceed there should be more clarity as to the extent of the liability to be addressed in the Chapter 11 Cases.

Collateral Requirements
-----------------------
During 2000, AWI had secured a bond for $56.2 million to meet minimum collateral requirements established by the Center with respect to asbestos claims asserted against AWI. On October 27, 2000, the insurance company that underwrote the surety bond informed AWI and the Center of its intention not to renew the surety bond effective February 28, 2001. On February 6, 2001, the Center advised the surety of the Center's demand for payment of the face value of the bond. The surety filed a motion with the Court seeking to restrain the Center from drawing on the bond. The motion was not granted.

Property Damage Litigation
--------------------------
AWI is also one of many defendants in six pending property damage claims as of December 31, 2000 that were filed by public and private building owners. These cases present allegations of damage to the plaintiffs' buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures for removal and replacement of such products. In the second quarter of 2000, AWI was served with a lawsuit seeking class certification of Texas residents who own property with asbestos-containing products. This case includes allegations that AWI asbestos-containing products caused damage to buildings and generally seeks compensatory damages and equitable relief, including testing, reimbursement for removal and diminution of property value. AWI vigorously denies the validity of the allegations against it in these actions and, in any event, believes that any costs will be covered by insurance. Continued prosecution of these actions and the commencement of any new asbestos property damage actions are also stayed due to the Filing. Consistent with prior periods and due to increased uncertainty, AWI has not recorded any liability related to these claims.

Insurance Coverage
------------------
During relevant time periods, AWI purchased primary and excess insurance policies providing coverage for personal injury claims and property damage claims. Certain policies also provide coverage to ACandS, Inc., the former subsidiary of AWI discussed above under "Background". AWI and ACandS agreed to share certain coverage on a first-come first-served basis and to reserve for ACandS a certain amount of excess coverage.

Wellington Agreement
--------------------
In 1985, AWI and 52 other companies (asbestos defendants and insurers) signed the Wellington Agreement. This Agreement settled disputes concerning personal injury insurance coverage with signatory carriers. It provides broad coverage for both defense and indemnity and applies to both products hazard and nonproducts (general liability) coverages. Most of AWI resolutions of asbestos-related personal injury products hazard coverage matters with its solvent carriers has been achieved through the Wellington Agreement or other settlements.

Insurance Recovery Proceedings
------------------------------
A substantial portion of AWI's primary and excess remaining insurance asset is nonproducts (general liability) insurance for personal injury claims, including among others, those that involve alleged exposure during AWI's installation of asbestos insulation materials. AWI has entered into settlements with a number of the carriers resolving its coverage issues. However, an alternative dispute resolution ("ADR") procedure under the Wellington Agreement is under way against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and includes defense costs in addition to limits. The carriers have raised various defenses, including waiver, laches, statutes of limitations and contractual defenses. One primary carrier alleges that it is no longer bound by the Wellington Agreement, and another alleges that AWI agreed to limit its claims for nonproducts coverage against that carrier when the Wellington Agreement was signed. The ADR process is in the trial phase of binding arbitration. One insurer has taken the position that it is entitled to litigate in court certain issues in the ADR proceeding. During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the fourth quarter of 2000, a new trial judge was selected for the ADR. AWI is uncertain at this time as to the impact, if any, this change will have on the preliminary decisions of the initial phases of the ADR. Further, management believes that one of the carriers has been experiencing financial difficulties, which could affect its ability to pay any ultimate judgment. AWI has not adjusted the recorded asset amount at December 31, 2000 related to this carrier. Because of the continuing ADR process and the possibilities for appeal on certain matters, AWI has not yet completely determined the financial implications of the ADR proceedings.

Insurance Asset
---------------
An insurance asset in respect of asbestos personal injury claims in the amount of $268.3 million is recorded as of December 31, 2000. Of the total recorded asset, approximately $77.2 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI's belief in the availability of insurance in this amount, based upon AWI's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process that is in the trial phase of binding arbitration. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $86 million of the $268.3 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the liability and could decrease if the final amount of the liability decreases. Of the $268.3 million asset, $32.2 million has been recorded as a current asset reflecting management's estimate of the minimum insurance payments to be received in the next 12 months.

A significant part of the recorded asset relates to insurance that AWI believes is probable and will be obtained through settlements with the various carriers. Due to the Filing, the settlement process may be delayed, pending further clarification as to the asbestos liability. While AWI believes the Chapter 11 process will strengthen its position on resolving disputed insurance and may therefore result in higher settlement amounts than recorded, there has been no change in the recorded amounts due to the uncertainties created by the Filing. Accordingly, this asset could also change significantly based upon events which occur in the Court. Management estimates that the timing of future cash payments for the remainder of the recorded asset may extend beyond 10 years.

Income Statement Charges
------------------------
AWI recorded charges to increase its estimate of probable asbestos-related liability by $236.0 million in the second quarter of 2000, $335.4 million in 1999 and $274.2 million in 1998. Prior to 1998, charges to increase the liability were effectively offset by corresponding increases in related insurance recoveries.

Cash Flow Impact
----------------
AWI paid $226.9 million for asbestos-related claims in the first eleven months of 2000 compared to $173.0 million in all of 1999. AWI received $27.7 million in asbestos-related insurance recoveries during 2000 compared to $58.7 million during 1999. During the pending Chapter 11 cases, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI may continue to receive insurance proceeds under the terms of various settlement agreements.

Conclusion
----------
Many uncertainties exist surrounding the financial impact of AWI's involvement with asbestos litigation. These uncertainties include the impact of the Filing and the Chapter 11 process, the number of future claims to be filed, the impact of any potential legislation and the impact of the ADR proceedings on the insurance asset. Accordingly, AWI is not revising its previously recorded liability. However, it is reasonably possible that AWI's total exposure to personal injury asbestos claims may be significantly different than the recorded liability.


Environmental Matters

Most of Armstrong's manufacturing and certain of Armstrong's research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. Armstrong has made, and intends to continue to make, necessary expenditures for compliance with applicable environmental requirements at its operating facilities. Armstrong incurred capital expenditures of approximately $6.2 million in 2000, $5.5 million in 1999 and $6.7 million in 1998 associated with environmental compliance and control facilities. Armstrong anticipates that annual expenditures for those purposes will not change materially from recent experience. Armstrong does not anticipate that it will incur significant capital expenditures in order to meet the requirements of the Clean Air Act of 1990 and the final implementing regulations promulgated by various state agencies. However, applicable requirements under the Clean Air Act and other federal and state environmental laws continue to change. Until all new regulatory requirements are known, Armstrong cannot predict with certainty future capital expenditures associated with compliance with environmental requirements.

As with many industrial companies, Armstrong is currently involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"), and similar state laws at approximately 22 sites. In most cases, Armstrong is one of many potentially responsible parties ("PRPs") who have potential liability for the required investigation and remediation of each site and who, in some cases, have agreed to jointly fund that required investigation and remediation. With regard to some sites, however, Armstrong disputes the liability, the proposed remedy or the proposed cost allocation among the PRPs. Armstrong may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies. Armstrong has also been remediating environmental contamination resulting from past industrial activity at certain of its former plant sites. Armstrong's payments and remediation work on these sites is under review under light of our Chapter 11 filing.

Estimates of Armstrong's future environmental liability at any of the Superfund sites or current or former plant sites are based on evaluations of currently available facts regarding each individual site and consider factors such as Armstrong's activities in conjunction with the site, existing technology, presently enacted laws and regulations and prior company experience in remediating contaminated sites. Although current law imposes joint and several liability on all parties at any Superfund site, Armstrong's contribution to the remediation of these sites is expected to be limited by the number of other companies also identified as potentially liable for site costs. As a result, Armstrong's estimated liability reflects only Armstrong's expected share. In determining the probability of contribution, Armstrong considers the solvency of the parties, whether liability is being disputed, the terms of any existing agreements and experience with similar matters. The Chapter 11 Cases also may affect the ultimate amount of such contributions.

Liabilities of $13.5 million at December 31, 2000 and $13.2 million at December 31, 1999 were for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $6.4 million of the December 31, 2000 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, such pre-petition liabilities that do not preserve company assets are addressed in the context of the Chapter 11 Cases. The estimated liabilities do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation.

Actual costs to be incurred at identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental liabilities. Subject to the imprecision in estimating environmental remediation costs, Armstrong believes that any sum it may have to pay in connection with environmental matters in excess of the amounts noted above would not have a material adverse effect on its financial condition, liquidity or results of operations, although the recording of future costs may be material to earnings in such future period.


Note 28 - DIFFERENCES BETWEEN ARMSTRONG HOLDINGS INC. AND ARMSTRONG WORLD
-------------------------------------------------------------------------
INDUSTRIES, INC.
----------------

The difference between the financial statements of AHI and Armstrong is primarily due to transactions related to the formation of Armstrong Holdings, Inc. and stock activity.

                          Independent Auditors' Report

The Board of Directors,
Armstrong World Industries, Inc.:

We have audited the accompanying consolidated financial statements of Armstrong World Industries, Inc. and subsidiaries ("the Company") as listed in the accompanying index on page 35. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index on page 35. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Armstrong World Industries, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company and two of its domestic subsidiaries filed separate voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court on December 6, 2000. The Company has also defaulted on certain debt obligations. Although the Company and these operating subsidiaries are currently operating their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court, the continuation of their businesses as going concerns is contingent upon, among other things, the ability to formulate a plan of reorganization which will gain approval of the creditors and confirmation by the Bankruptcy Court. The filing under Chapter 11 and the resulting increased uncertainty regarding the Company's potential asbestos liabilities, as discussed in Note 27 of the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of these uncertainties.


KPMG LLP

February 26, 2001
Philadelphia, Pennsylvania

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

Not applicable.


                                    PART III
                                    --------

Item 10.  Directors and Executive Officers
------------------------------------------

The following information is current as of March 1, 2001. Each Executive Officer serves a one-year term until reelected or until his or her earlier death, resignation, retirement or replacement.

Directors of Armstrong Holdings, Inc.
-------------------------------------

H. Jesse Arnelle - Age 67; Director since 1995, Member -- Audit Committee and Finance Committee. Mr. Arnelle is Of Counsel with the law firm of Womble, Carlyle, Sandridge & Rice since October 1997 and former senior partner and co-founder of Arnelle, Hastie, McGee, Willis & Greene, a San Francisco-based corporate law firm from which he retired in 1996. He is a graduate of Pennsylvania State University and the Dickinson School of Law. Armstrong has retained Womble, Carlyle, Sandridge and Rice for many years, including 2000. Mr. Arnelle served as Vice Chairman (1992-1995) and Chairman (1996-1998) of the Board of Trustees of the Pennsylvania State University. He serves on the Boards of Waste Management, Inc., FPL Group, Inc., Eastman Chemical Company, Textron, Inc. and Gannett Corporation.

Van C. Campbell - Age 62; Director since 1991, Member -- Audit Committee and Finance Committee (Chairman); Former Vice Chairman, Corning Incorporated. Mr. Campbell graduated from Cornell University and holds an MBA degree from Harvard University. He retired in 1999 as Vice Chairman of Corning Incorporated (glass and ceramic products) and a member of its Board of Directors. He also serves on the Boards of Covance Inc., and Quest Diagnostics Incorporated. Mr. Campbell is a Trustee of the Corning Museum of Glass.

Donald C. Clark - Age 69; Director since 1996, Member -- Board Affairs and Governance Committee (Chairman) and Management Development and Compensation Committee. Former Chairman of the Board, Household International, Inc. Mr. Clark is a graduate of Clarkson University and Northwestern University where he earned his MBA degree. He joined Household International, Inc. (consumer financial services) in 1955 and, after holding a number of managerial and executive positions, was elected Chief Executive Officer in 1982 and Chairman of the Board in 1984. In 1994, he relinquished the title of Chief Executive Officer and retired as a Director and Chairman of the Board in May 1996, as a result of reaching Household's mandatory retirement age for employee directors. Mr. Clark is a life trustee of Northwestern University and Chairman of the Board of Trustees of Clarkson University. He is also a Director of The PMI Group, Inc. and a life director of Evanston Northwestern Healthcare.

Judith R. Haberkorn - Age 54; Director since July 1998, Member -- Board Affairs and Governance Committee and Management Development and Compensation Committee. Retired President - Consumer Sales and Service, Bell Atlantic. Ms. Haberkorn is a graduate of Briarcliff (N.Y.) College and completed the Advanced Management Program at Harvard Business School. From 1998 until her retirement in June 2000, she served as President - Consumer Sales & Service for Bell Atlantic (telecommunications). She previously served as President - Public & Operator Services (1997-1998), also at Bell Atlantic, and Vice President - Material Management (1990-1997) for NYNEX Telesector Resources Group (telecommunications). Ms. Haberkorn is a director of Enesco Corporation and serves on the advisory board of Norfolk Southern. She is the chair of the Committee of 200 and a member of The International Women's Forum and The Harvard Business School Network of Women Alumnae. She is a Vice President Emerita of The Harvard Business School Alumni Advisory Board and a member of the Visiting Committee.

John A. Krol - Age 64; Director since February 1998, Member -- Board Affairs and Governance Committee and Management Development and Compensation Committee; Former Chairman of the Board, E.I. du Pont de Nemours and Company. Mr. Krol is a graduate of Tufts University where he also received a master's degree in chemistry. From 1997 until his retirement in 1998, he was Chairman of the Board of DuPont (chemicals, fibers, petroleum, life sciences and diversified businesses), which he joined in 1963, and where he also served as Chief Executive Officer (1995-1998), President (1995-1997), Vice Chairman (1992-1995), and Senior Vice President of DuPont Fibers (1990-1992). He is a director of Mead Corporation, Milliken & Company and Molecular Circuitry Inc. Mr. Krol also serves on the Boards of Trustees of the Tufts University and the University of Delaware, and the corporate liaison board of the American Chemical Society. He is on the advisory Boards of Teijin Limited and Bechtel Corporation. He is a trustee of the Hagley Museum and the U.S. Council for International Business. He is also president of GEM: The National Consortium for Graduate Degrees for Minorities in Engineering and Science, Inc.

David M. Levan - Age 55; Director since February 1998, Member -- Board Affairs and Governance Committee and Management Development and Compensation Committee. Former Chairman, President and Chief Executive Officer, Conrail, Inc. Mr. LeVan is a graduate of Gettysburg College and the Harvard University Advanced Management Program. From May 1996 until his retirement in August 1998, he served as Chairman, President and Chief Executive Officer of Conrail (rail freight transportation), which he joined in 1978, and where he also served as Chief Operating Officer (1994-1996), Executive Vice President (1993-1994), and in various Senior Vice President positions (1990-1993). Mr. LeVan is a member of the Board of Trustees of Gettysburg College. He is also a member of the Board of the Philadelphia Fire Department Historical Corporation.

Michael D. Lockhart - Age 51; Director, Chairman of the Board and Chief Executive Office since August 2000. Director since November 2000 and Chairman since March 2001 of Armstrong World Industries, Inc. Mr. Lockhart previously served as Chairman and Chief Executive Officer of General Signal (a diversified manufacturer) headquartered in Stamford, CT from September 1995 until it was acquired in October 1998. He joined General Signal as President and Chief Operating Officer in September 1994. From 1981 until 1994, Mr. Lockhart worked for General Electric in various executive capacities in the GE Credit Corporation (now GE Capital), GE Transportation Systems and GE Aircraft Engines. He is a trustee of The Committee for Economic Development and a member of the Business Council for the Graduate School of Business at the University of Chicago.

James E. Marley - Age 65; Director 1988; Member -- Audit Committee (Chairman) and Finance Committee and Director of Armstrong World Industries, Inc. Former Chairman of the Board, AMP Incorporated. Mr. Marley is a graduate of Pennsylvania State University and earned a master's degree in mechanical engineering from Drexel University. From 1993 until his retirement (August
1998), he served as Chairman of the Board of AMP Incorporated (electrical/electronic connection devices), which he joined in 1963 and where he served as President and Chief Operating Officer (1990-1992) and President (1986-1990). He also serves on the Board of Arvin Meritor, Inc.

David W. Raisbeck - Age 51; Director since 1997, Member -- Audit Committee and Finance Committee. Vice Chairman, Cargill, Incorporated. Mr. Raisbeck is a graduate of Iowa State University and the executive MBA program at the University of Southern California. He joined Cargill, Incorporated (agricultural trading and processing businesses) in 1971 and has held a variety of merchandising and management positions focused primarily in the commodity and the financial trading businesses. Mr. Raisbeck was elected President of Cargill's Trading Sector in June 1993, a Director of Cargill's Board in August 1994, Executive Vice President in August 1995 and Vice Chairman in November 1999. He is a member of the Executive Committee and the ESOP Committee of the Cargill Board. He also serves as a Director of Eastman Chemical. Mr. Raisbeck is a member of the Chicago Mercantile Exchange and Minneapolis Grain Exchange. He is a governor of the Iowa State University Foundation and a member of the Dean's Advisory Council for the College of Business at Iowa State University. He serves on the board of the Greater Minneapolis YMCA.

Jerre L. Stead - Age 58; Director since 1992, Member -- Board Affairs and Governance Committee and Management Development and Compensation Committee (Chairman). Retired Chairman and Chief Executive Officer, Ingram Micro, Inc. Mr. Stead is a graduate of the University of Iowa and was a participant in the Advanced Management Program, Harvard Business School. From August 1996 until June 2000, he served as Chairman and Chief Executive Officer of Ingram Micro, Inc. (technology products and services). During 1995, he served as Chairman, President and Chief Executive Officer of Legent Corporation (integrated product and service software solutions) until its sale late in 1995. He was Executive Vice President, American Telephone and Telegraph Company (telecommunications) and Chairman and Chief Executive Officer of AT&T Global Information Solutions (computers and communicating), formerly NCR Corp. (1993-1994). He was President of AT&T Global Business Communications Systems (communications) (1991-1993) and Chairman, President and Chief Executive Officer (1989-1991) and President (1987-1989) of Square D Company (industrial control and electrical distribution products). In addition, he held numerous positions during a 21-year career at Honeywell. He is a Director of Thomas & Betts, Conexant Systems, Inc., Brightpoint Inc. and Mobility Electronics, Inc.


Executive Officers of Armstrong Holdings, Inc.
----------------------------------------------

Michael D. Lockhart - (See description, above.)

Frank A. Riddick, III - Age 44; Chief Executive Officer, Triangle Pacific Corp. since November 2000; President and Chief Operating Officer, Armstrong Holdings, Inc. since August 2000. Previously Executive Vice President and Chief Operating Officer since February 2000 and Senior Vice President, Finance and Chief Financial Officer, Armstrong World Industries, Inc. since April 1995; Controller FMC Corporation, Chicago, IL (chemicals, machinery), May 1993 - March 1995.

Matthew J. Angello - Age 41; Senior Vice President, Corporate Human Resources since October 2000. Previously Vice President, Human Resources, Floor Products Operations, Armstrong World Industries, Inc. since January 1997; Vice President and Senior Director, Human Resources, The Restaurant Company (food service) since 1992.

John N. Rigas - Age 52; Senior Vice President, Secretary and General Counsel since November 2000. Previously Deputy General Counsel-Litigation, Armstrong World Industries, Inc. since March 1999; worked for Dow Corning Corporation (specialty chemical company) from October 1982 until March 1999, his last title being Senior Managing Counsel.

E. Follin Smith - Age 41; Senior Vice President and Chief Financial Officer since March 2000. Previously Vice President and Treasurer, Armstrong World Industries, Inc. since August 1998; and the following positions with General Motors Corporation (automobile manufacturer): Chief Financial Officer, Delphi Chassis Systems, April 1997-July 1998; Assistant Treasurer, October 1994-April 1997; Vice President Finance, General Motors Acceptance Corporation, May 1994-September 1994; Treasurer, General Motors of Canada Limited, June 1992-April 1994.

William C. Rodruan - Age 46; Vice President and Controller since July 1999. Previously Director, Corporate Transformation and Shared Services since February 1997 and Vice President of Finance, Corporate Retail Accounts, Armstrong World Industries, Inc. since July 1994.

Michael B. Shaffer - Age 34; Vice President Consulting and Audit Staff since March 2001. Previously held the following positions with General Electric and GE Capital (industrial manufacturing and financial services): Senior Vice President, National Trailer Storage, April 1999-February 2001; Senior Vice President, Quality, November 1998-April 1999; Manager, Financial Planning and Analysis, January 1997-November 1998; Manager, Sourcing Finance and Product Costing, October 1994-January 1997.


Directors of Armstrong World Industries, Inc. (See descriptions, above.)
------------------------------------------------------------------------

Michael D. Lockhart

James E. Marley

John N. Rigas

Executive Officers of Armstrong World Industries, Inc.
------------------------------------------------------

Michael D. Lockhart - (See description, above.)

Marc R. Olivie - Age 47; President and Chief Executive Officer, Armstrong Floor Products Operations and Corporate President since October 2000. Previously, President, Worldwide Building Products Operations since October 1996; and the following positions with Sara Lee Corporation (branded consumer products):
President, Sara Lee Champion Europe, Inc. (Italy), March 1994-October 1996; Vice President, Corporate Development, Sara Lee/DE (Netherlands), September 1993-March 1994.

Stephen J. Senkowski - Age 50; President and Chief Executive Officer, Armstrong Building Products Operations since October 2000. Previously, Senior Vice President-Americas, Building Products Operations, since April 2000; President/Chief Executive Officer, WAVE since July 1997; Vice President, Innovation Process, Building Products Operations since 1994.

Floyd F. Sherman -Age 61; President, July 1998 - November 2000 and Chairman of the Board since 1992 and Chief Executive Officer, July 1992-November 2000; President, 1981-November 1994, Triangle Pacific Corp.

William C. Rodruan - (See description, above.)

E. Follin Smith - (See description, above.)

Stephen E. Stockwell - Age 55; Vice President, Corporate Alliances since December 2000. Previously Senior Vice President Floor Products, Americas, Residential Sales, since July 1998; President, Corporate Retail Accounts Division, November 1994-July 1998; Vice President, Corporate Retail Accounts, July 1994-November 1994; General Manager, Residential Sales, Floor Division, January 1994-July 1994; Field Sales Manager, Floor Division, 1988-1994.

Michael B. Shaffer - (See description, above.)

Involvement in Certain Legal Proceedings
----------------------------------------
On December 6, 2000, AWI and two of Armstrong's wholly owned subsidiaries, Nitram Liquidators, Inc. and Desseaux Corporation of North America, Inc., filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Several of AHI's officers and directors are also officers or directors of AWI or the subsidiaries of Armstrong which filed for reorganization under Chapter 11. In addition, all present directors of AHI were or are directors of AWI within the past year. As such, these executive officers and directors have been associated with a corporation that filed a petition under the federal bankruptcy laws within the last five years.


Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
Section 16(a) of the Securities Exchange Act of 1934 requires the registrant's officers and directors, and persons who own more than ten percent of the shares of Common Stock outstanding, to file periodic reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on a review of copies of these reports furnished to Armstrong and AHI, Armstrong and AHI believe all of these reports were filed in a timely manner except as follows: George A. Lorch failed to timely report on a Form 4 the distribution of 14,915 shares of restricted stock on October 19, 2000. The grant had previously been reported on a Form 5 filed on January 31, 1997 as the acquisition of a derivative security. The vesting and distribution of this restricted stock should have been reported on a Form 4 as a settlement of a derivative security. This transaction was subsequently reported on a Form 5 on February 12, 2001.

Item 11.  Executive Compensation
--------------------------------

Executive Officers' Compensation
--------------------------------
The following table shows the compensation received by the Chief Executive Officers and the four other highest paid individuals who served as executive officers of AHI or Armstrong during 2000. The data reflects compensation for services rendered to AHI and Armstrong and their subsidiaries in each of the last three fiscal years in the positions disclosed in Item 10.

                      TABLE 1: SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------------
                                                                                            LONG-TERM
                                                  ANNUAL        COMPENSATION              COMPENSATION
                                              ------------------------------------------------------------------------

                                                                                              Awards            Payout
                                                                                    ----------------------------------
                                                                         Other         AHI           AHI
                                                                         Annual     Restricted    Securities               All Other
                                                                         Compen-      Stock       Underlying    LTIP        Compen-
Name and  Current                     Year     Salary        Bonus       sation       Awards        Options/   Payouts      sation
Principal Position                              ($)          ($)/3/      ($)/4/       ($)/5/        SARs(#)     ($)         ($)/6/
------------------------------------------------------------------------------------------------------------------------------------
M. D. Lockhart                        2000    321,212/1/   5,401,640     -----       2,456,250       200,000    -----          -----
Chairman and
Chief Executive Officer, AHI;
Chairman, Armstrong
------------------------------------------------------------------------------------------------------------------------------------
G. A. Lorch                           2000    756,667/2/           -     -----           -----       168,000    -----         50,520
Advisor to the                        1999    792,500      1,831,780                                 115,000                  86,558
Chairman and Chief Executive          1998    752,500      1,007,339                                  93,000                  64,247
Officer, AHI; formerly Chairman
and Chief Executive Officer of
Armstrong and AWI through August
7, 2000
------------------------------------------------------------------------------------------------------------------------------------
M. R. Olivie                          2000    392,875        565,144     -----           -----        60,000    -----         32,421
President & Chief Executive           1999    343,125        362,147                                  25,000                  33,708
Officer, Armstrong Floor Products     1998    327,750        237,236                                  20,300                  15,433
Operations and Corporate
President, Armstrong
------------------------------------------------------------------------------------------------------------------------------------
F. A. Riddick, III                    2000    508,182        184,398     -----         818,750        90,000    -----         24,513
President and Chief                   1999    390,000        665,680                   254,688        40,000                  21,596
Operating Officer, AHI; President     1998    354,000        364,448                                  75,600                  11,249
& Chief Executive Officer,
Triangle Pacific
------------------------------------------------------------------------------------------------------------------------------------
F. F. Sherman                         2000    536,250         31,576    60,828           -----        70,000    -----         15,702
Chairman Triangle Pacific             1999    518,750        638,685    60,892                        37,000                  27,346
                                      1998    360,772        310,660                                  50,000                  29,074
------------------------------------------------------------------------------------------------------------------------------------
S. J. Senkowski                       2000    219,583        309,322     -----           -----        13,000    -----          6,104
President & Chief Executive           1999    133,830        172,925                                   6,500                   4,800
Officer, Armstrong Worldwide          1998    120,960        138,311                                   3,460                   5,798
Building Products Operations
------------------------------------------------------------------------------------------------------------------------------------

/1/ Mr. Lockhart's employment with the company commenced August 7, 2000.

/2/ Mr. Lorch resigned as Chairman and Chief Executive Officer of AHI and Armstrong on August 7, 2000, when he became Advisor to the Chairman and CEO. Mr. Lorch retired December 1, 2000.

/3/ The amounts disclosed include the following items:

Mr. Lockhart had a guaranteed bonus for 2000 along with a $5,000,000 signing bonus. Messrs. Olivie, Riddick and Senkowski received supplemental bonuses of $250,000, $200,000 and $175,000 respectively. Mr. Olivie received $100,000 as a contract bonus for his new position as President & Chief Executive Officer of Armstrong Floor Products Operations.

/4/ Mr. Sherman received a car allowance of $56,736 in 1999 and in 2000. Otherwise, the aggregate value of personal benefits received by these officers did not exceed the lesser of $50,000 or 10% of combined salary and bonus.

/5/ The number and value of restricted stock held by each as of February 16, 2001, is as follows: Michael D. Lockhart - 150,000 ($588,000); Marc R. Olivie - 5,290 ($20,763) and Frank A. Riddick, III - 59,653 ($233,840). In 2000, Mr.
Lockhart and Mr. Riddick received restricted stock awards of 150,000 and 50,000 shares respectively valued at the amounts disclosed on the grant date. These shares vest and become free of restrictions four years from the grant date.

/6/ Includes above-market interest credited to each individual's Armstrong Deferred Compensation Plan account: Floyd F. Sherman - $252 and Stephen J. Senkowski $97.

     Includes the following vested amount in the Retirement Savings and Stock Ownership Plan for members' Equity and Match Accounts: George A. Lorch - $2,762; Marc R. Olivie - $4,805; Frank A. Riddick, III - $2,481; and Stephen J. Senkowski - $2,882.

     Includes the following amount of non-elective contribution by Armstrong to each individual's Bonus Replacement Retirement Plan Account: George A. Lorch - $19,500; Marc R. Olivie - $18,500 and Frank A. Riddick, III - $17,600. This contribution results in a corresponding reduction in the amount of the executive's Management Achievement Plan payment.

     Includes the following present value costs of Armstrong's portion of 2000 premiums for split-dollar life insurance: George A. Lorch - $28,258; Marc R. Olivie - $9,116; Frank A. Riddick, III - $4,432; and Stephen J. Senkowski - $3,125. The executives waived future participation in the Armstrong-paid group term life insurance program as a condition to participate in the split-dollar life insurance program.

     Mr. Sherman had taxable income of $15,400 related to life insurance benefits provided by Triangle Pacific Corp.

Change in Control Agreements
----------------------------
Armstrong and AHI have entered into change in control ("CIC") agreements with a group of senior executives, including the officers named in the Summary Compensation Table. These agreements provide severance benefits in the event of a change in control of AHI. The purpose of the agreements is to foster the continued employment for key executives in the face of a possible change in control of AHI.

The severance benefits are payable if the executive is involuntarily terminated or terminates employment for good reason within three years following a change in control. Good reason to terminate employment exists if there are significant changes in the nature of the employment following the change in control. For example, a reduction in compensation, a change in responsibility, or a relocation of the place of employment would constitute significant changes. For the most senior officers, the agreement includes a provision where the executive may choose to terminate employment for any reason during the thirty-day period beginning twelve months following a qualifying change in control and receive severance benefits. The qualifying change in control must meet the definitions in (2) and (3) shown below. The agreement has an automatic renewal feature, meaning the agreements will continue in effect unless either Armstrong, AHI or the executive elects not to extend the agreement.

For the purposes of these agreements, a change in control includes the following: (1) acquisition by a person (excluding certain qualified owners) of beneficial ownership of 20% or more of AHI's common stock; (2) change in the composition of the Board of AHI, so that existing Board members and their approved successors do not constitute a majority of the Board; (3) consummation of a merger or consolidation of AHI, unless shareholders of voting securities immediately prior to the merger or consolidation continue to hold 66-2/3% or more of the voting securities of the resulting entity; and (4) shareholder approval of a liquidation or dissolution of AHI or sale of substantially all of AHI's assets.

Severance benefits under the agreements depend on the position the executive holds, but generally include: (1) a lump severance payment equal to two or three times the sum of the officer's annual base salary and the higher of either (a) the officer's highest annual bonus earned in the three years prior to termination or prior to the change in control or (b) the annual target bonus for the year in which the change in control occurs; (2) a lump payment of the portion of the target incentive award calculated by multiplying the target award by the fractional number of months completed in the performance award period;
(3) payment of remaining premium payments for split-dollar life insurance policies; (4) enhanced retirement benefits payable as a lump sum; (5) continuation of life, disability, accident and health insurance benefits for three years following termination; (6) full reimbursement for the payment of excise taxes; and (7) payment of legal fees in connection with a good faith dispute involving the agreement.

Employment Agreements
---------------------
AHI and Armstrong amended their employment agreement with George A. Lorch as of August 7, 2000. The terms of this agreement were subsequently amended whereby Mr. Lorch continued employment in a non-executive capacity through November 30, 2000 at a base salary of $835,000 per year. Following Mr. Lorch's retirement on December 1, 2000, he agreed to provide consulting services to AHI through January 31, 2003 with compensation of $1.8 million due on February 1, 2001 and $125,000 per quarter beginning February 1, 2001 with the final payment due November 1, 2002. If AHI terminates the employment and consulting agreement with Mr. Lorch without "cause" or if Mr. Lorch terminates his employment and consulting engagement for "good reason," Mr. Lorch is entitled to all amounts payable under the agreement through January 31, 2003. Mr. Lorch's employment agreement also contains a non-competition provision that bars him from competing with AHI or any subsidiaries or affiliates for an additional two years. Mr. Lorch also entered into a Stock Option Surrender Agreement with AHI, under which he agreed to cancel options to purchase 559,380 shares of Armstrong stock in exchange for a payment of $1.0 million on February 1, 2001. In February 2001, subject to court approval in AWI's Chapter 11 case, the parties agreed to (i) void the Stock Option Surrender Agreement; (ii) extend Mr. Lorch's non-competition period an additional 2 years; and (iii) increase the $1.8 million payment referenced above to $2.8 million.

AHI and Armstrong entered into a three-year employment agreement with Michael D. Lockhart, effective August 7, 2000, in which Mr. Lockhart agreed to serve as Chairman of the Board and Chief Executive Officer of AHI at an initial base salary of $800,000 per year and a $5,000,000 one-time signing bonus. Portions of the signing bonus must be repaid to AHI if Mr. Lockhart terminates employment for any reason other than death, disability or good reason or is terminated for cause. The employment agreement is automatically renewed for an additional one-year term on the third anniversary of the date of the agreement and each successive anniversary, unless AHI gives notice not to extend the agreement at least 180 days prior to the anniversary date. If AHI terminates the employment agreement with Mr. Lockhart without "cause" or if Mr. Lockhart terminates his employment for "good reason" prior to the third year of the employment contact, Mr. Lockhart is entitled to receive (1) a lump-sum cash payment equal to his base salary, plus the higher of (i) his target bonus in the year of termination, or (ii) the highest bonus award earned during the last three years, including the year of termination, multiplied by either the number of years remaining in his employment agreement or by two ("2"), whichever is larger and (2) continuation of certain benefits for a period equal to the greater of two years or the remaining term of the agreement. If AHI terminates the employment agreement with Mr. Lockhart without "cause" or if Mr. Lockhart terminates his employment for "good reason" after the third year of the employment contact, Mr. Lockhart is entitled to receive (1) a lump-sum cash payment equal to his base salary, plus the higher of (i) his target bonus in the year of termination, or
(ii) the highest bonus award earned during the last three years, including the year of termination, multiplied by either the number of years remaining in his employment agreement or by one ("1"), whichever is larger and (2) continuation of certain benefits. Mr. Lockhart's employment agreement also contains a non-competition provision that bars him from competing with AHI or any subsidiaries or affiliates for a period of two years following his termination. The agreement also provides Mr. Lockhart with the opportunity to participate in all short-term and long-term incentive plans offered by AHI and Armstrong, including an annual cash incentive opportunity and an annual long-term incentive award under the company's stock incentive plan. The value of the long-term incentive award on the grant date is 150% of Mr. Lockhart's target annual cash compensation for the year.

AHI and Frank A. Riddick, III entered into a three-year employment agreement effective August 7, 2000, in which Mr. Riddick agreed to serve as President and Chief Operating Officer of AHI. In November 2000, Armstrong, Triangle Pacific Corp. and Mr. Riddick entered into an employment agreement to allow Mr. Riddick to also serve as Chief Executive Officer of Triangle Pacific Corp., a wholly-owned subsidiary of AHI and Armstrong. This employment agreement provides Mr. Riddick an initial base salary of $600,000 and is automatically renewed for an additional one-year term on the second anniversary of the date of the agreement and each successive anniversary, unless notice not to extend the period is provided by Triangle Pacific Corp. or by Mr. Riddick at least 180 days prior to the anniversary date. A special cash retention payment of $250,000 is payable December 28, 2001, provided Mr. Riddick is still employed by AHI, or has been terminated without "cause". If Triangle Pacific Corp. terminates the employment agreement with Mr. Riddick without "cause" or if Mr. Riddick terminates his employment for "good reason" during the term of the agreement, Mr. Riddick is entitled to receive (1) a lump-sum cash payment equal to three ("3") times the sum of his base salary plus the higher of (i) his target bonus in the year of termination, or (ii) the highest bonus award earned during the last three years, including the year of termination and (2) continuation of certain benefits for three years. If Triangle Pacific Corp. terminates the employment agreement with Mr. Riddick without "cause" or if Mr. Riddick terminates his employment for "good reason" at the end of the term of the agreement, Mr. Riddick is entitled to receive (1) a lump-sum cash payment equal to one and one-half ("1.5") times the sum of his base salary plus the higher of (i) his target bonus in the year of termination, or (ii) the highest bonus award earned during the last three years, including the year of termination and (2) continuation of certain benefits. Mr. Riddick's employment agreements also contain non-competition provisions that bar him from competing with AHI or any subsidiaries or affiliates for a period of two years following his termination. The agreement with Triangle Pacific Corp. and Armstrong also provides Mr. Riddick with the opportunity to participate in all short-term and long-term incentive plans offered to senior officers of Armstrong.

AHI and Armstrong entered into an employment agreement with Marc R. Olivie, effective October 1, 2000 and ending December 31, 2003. Mr. Olivie agreed to serve as President and Chief Executive Officer, Armstrong Floor Products Operations, Armstrong at an initial base salary of $500,000 and a one-time cash payment of $100,000. A special cash retention payment of $250,000 is payable December 28, 2001, provided Mr. Olivie is still employed by Armstrong or AHI, or has been terminated without "cause." If Armstrong terminates the employment agreement with Mr. Olivie without "cause" or if Mr. Olivie terminates his employment for "good reason," Mr. Olivie is entitled to receive a cash payment equal to the greater of (1) his base salary plus the target bonuses Mr. Olivie would have earned over the term of the agreement or (2) $1,100,000, and continuation of certain benefits for three years. If Mr. Olivie gives 90 days notice to voluntarily terminate his employment at the end of the term of the agreement, he will receive a $1,100,000 severance payment. Mr. Olivie's employment agreement also contains a non-competition provision that bars him from competing with AHI or any subsidiaries or affiliates for a period of two years following his termination. The agreement also provides Mr. Olivie with the opportunity to participate in the Management Achievement Plan. He will receive $500,000 in lieu of participation in any award in 2001, but will participate in long-term incentive plans for 2002-2003.

Severance Pay Plan for Salaried Employees
-----------------------------------------
A Severance Pay Plan for AWI Salaried Employees was adopted in 1990. This plan is designed to cushion the effects of unemployment for certain salaried employees. The benefits are payable if a covered employee is terminated under certain circumstances. All salaried employees of AHI and AWI, including four of the executive officers named in the Summary Compensation Table, are eligible to participate in the plan. A participant will be entitled to severance pay if they are terminated and an exclusion does not apply. The employee is not entitled to severance pay if the reason for the termination is the following: (1) voluntary separation; (2) the employee accepts employment with the successor organization in connection with the sale of a plant, unit, division or subsidiary; (3) the employee rejects the offer of a similar position with comparable compensation in the same geographic area, made by AHI or AWI, their subsidiaries or any successor organization; or (4) misconduct or unsatisfactory performance. Severance benefits will be offset by payments made under CIC agreements or individual employment agreements.

Under the plan, the scheduled amount of the payment is based on the employee's length of service, reason for termination and cash compensation level. The amount of the payment ranges from a minimum of two weeks' pay (base salary plus target bonus) to a maximum of 52 weeks' pay. Effective July 2, 2001, a new schedule of payments applies that ranges from a minimum of two weeks' base salary to a maximum of 39 weeks' base salary. Subject to certain limitations, benefits may be paid by salary continuation or lump-sum payments. A participant may also choose a combination of periodic and lump-sum payments. The Severance Pay Committee retains the right to depart from the severance pay schedule where factors justify an upward or downward adjustment in the level of benefits. In no event may the severance benefit exceed two times the participant's annual compensation.

                 TABLE 2:OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table sets forth information regarding the grant of stock options during 2000 under AHI's Long-Term Stock Incentive Plan to each of the named executives:

----------------------------------------------------------------------------------------------------------------
                                Individual Grants
----------------------------------------------------------------------------------------------------------------
                       AHI Securities   Percent of Total
                         Underlying       Options/SARs
                        Options/SARs       Granted To        Exercise Or                          Grant Date
                         Granted/1/       Employees In        Base Price        Expiration     Present Value/2/
        Name                (#)            Fiscal Year        ($/share)            Date               ($)
----------------------------------------------------------------------------------------------------------------
M. D. Lockhart                 100,000        5.6%                  16.3750      8/07/10                 83,387
----------------------------------------------------------------------------------------------------------------
M. D. Lockhart                 100,000        5.6%                   1.1875      12/07/10                22,659
----------------------------------------------------------------------------------------------------------------
G. A. Lorch                    168,000        9.3%                  19.4375      2/28/10                205,451
----------------------------------------------------------------------------------------------------------------
M. R. Olivie                    60,000        3.3%                  19.4375      2/28/10                 75,519
----------------------------------------------------------------------------------------------------------------
F. A. Riddick, III              90,000        5.0%                  19.4375      2/28/10                111,610
----------------------------------------------------------------------------------------------------------------
F. F. Sherman                   70,000        3.9%                  19.4375      2/28/10                 87,549
----------------------------------------------------------------------------------------------------------------
S. J. Senkowski                 13,000        0.7%                  19.4375      2/28/10                 18,448
----------------------------------------------------------------------------------------------------------------

/1/ These options become exercisable in equal installments at one, two and three years from the date of grant. The exceptions are in the case of death or disability and a defined change in control event. All stock options become exercisable immediately upon a change in control of AHI.

/2/ In accordance with Securities and Exchange Commission rules, the numbers in the column titled "Grant Date Present Value" were determined using the Black-Scholes model. These are not AHI or Armstrong's predictions. However, the following material weighted-average assumptions and adjustments were necessary:
(1) an option term of five years; (2) a volatility of 28%; (3) a dividend yield of 8.55%; (4) a risk free interest rate of 6.28%; and (5) a reduction of 17% to reflect the possibility that the above stock options will be forfeited prior to the expiration date.

     Whether these options ever have actual value will depend on the future market price of AHI's stock. We cannot forecast this with any reasonable certainty.

          TABLE 3: AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth information regarding the exercise of AHI stock options during 2000 and the unexercised options held as of the end of 2000 by each of the named executives.

-------------------------------------------------------------------------------------------------------------------------
                         AHI Shares     Value Realized        Securities Underlying            Value of Unexercised
                        Acquired On    (market price at    Unexercised Options/SARs At     In-The-Money Options/SARs At
                          Exercise       exercise less           Fiscal Year-End                 Fiscal Year-End
                                        exercise price)                (#)                             ($)
-------------------------------------------------------------------------------------------------------------------------
        Name                (#)               ($)           Exercisable    Unexercisable    Exercisable    Unexercisable
-------------------------------------------------------------------------------------------------------------------------
M. D. Lockhart                  0                0                 0           200,000             0             87,500
-------------------------------------------------------------------------------------------------------------------------
G. A. Lorch                     0                0            51,300           168,000             0                  0
-------------------------------------------------------------------------------------------------------------------------
M. R. Olivie                    0                0                 0            60,000             0                  0
-------------------------------------------------------------------------------------------------------------------------
F. A. Riddick, III              0                0            30,000            90,000             0                  0
-------------------------------------------------------------------------------------------------------------------------
F. F. Sherman                   0                0                 0            70,000             0                  0
-------------------------------------------------------------------------------------------------------------------------
S. J. Senkowski                 0                0             1,655            13,000             0                  0
-------------------------------------------------------------------------------------------------------------------------

RETIREMENT INCOME PLAN BENEFITS

The following table shows the estimated pension benefits payable to a participant at normal retirement age under Armstrong's Retirement Income Plan and Retirement Benefit Equity Plan. The Retirement Income Plan is a qualified defined benefit pension plan. The Retirement Benefit Equity Plan is a partially funded, nonqualified supplemental pension plan. It provides participants with benefits that would otherwise be denied by reason of certain Internal

Revenue Code limitations on qualified plan benefits. The amounts shown in Table 4 are based on compensation that is covered under the plans and years of service with Armstrong and its subsidiaries. Mr. Sherman does not participate in the Retirement Income Plan. Mr. Sherman participates in the Triangle Pacific Corp. Salaried Employees Profit Sharing Plan and the Triangle Pacific Corp Supplemental Profit Sharing and Deferred Compensation Plan.

            TABLE 4: ANNUAL RETIREMENT BENEFIT BASED ON SERVICE/1/

-------------------------------------------------------------------------------------------------------------------
Average Final                   15            20              25             30             35              40
Compensation/2/                Years         Years           Years          Years          Years           Years
-------------------------------------------------------------------------------------------------------------------
             $200,000         $44,000        $58,000        $73,000         $87,000       $102,000        $114,000
-------------------------------------------------------------------------------------------------------------------
             $400,000         $90,000       $120,000       $150,000        $180,000       $210,000        $234,000
-------------------------------------------------------------------------------------------------------------------
             $600,000        $137,000       $182,000       $228,000        $273,000       $319,000        $355,000
-------------------------------------------------------------------------------------------------------------------
             $800,000        $183,000       $244,000       $305,000        $366,000       $427,000        $475,000
-------------------------------------------------------------------------------------------------------------------
           $1,000,000        $230,000       $306,000       $383,000        $459,000       $536,000        $596,000
-------------------------------------------------------------------------------------------------------------------
           $1,200,000        $276,000       $368,000       $460,000        $552,000       $644,000        $716,000
-------------------------------------------------------------------------------------------------------------------
           $1,400,000        $323,000       $430,000       $538,000        $645,000       $753,000        $837,000
-------------------------------------------------------------------------------------------------------------------
           $1,600,000        $369,000       $492,000       $615,000        $738,000       $861,000        $957,000
-------------------------------------------------------------------------------------------------------------------
           $1,800,000        $416,000       $554,000       $693,000        $831,000       $970,000      $1,078,000
-------------------------------------------------------------------------------------------------------------------
           $2,000,000        $462,000       $616,000       $770,000        $924,000     $1,078,000      $1,198,000
-------------------------------------------------------------------------------------------------------------------
           $2,200,000        $509,000       $678,000       $848,000       $1,017,00     $1,187,000      $1,319,000
-------------------------------------------------------------------------------------------------------------------
           $2,400,000        $555,000       $740,000       $925,000      $1,110,000     $1,295,000      $1,439,000
-------------------------------------------------------------------------------------------------------------------
           $2,600,000        $602,000       $802,000     $1,003,000      $1,203,000     $1,404,000      $1,560,000
-------------------------------------------------------------------------------------------------------------------
           $2,800,000        $648,000       $864,000     $1,080,000      $1,296,000     $1,512,000      $1,680,000
-------------------------------------------------------------------------------------------------------------------
           $3,000,000        $695,000       $926,000     $1,158,000      $1,389,000     $1,621,000      $1,801,000
-------------------------------------------------------------------------------------------------------------------

/1/ Benefits shown assume retirement in 2000. The benefits are computed as a straight life annuity beginning at age 65 and are not subject to deduction for Social Security or other offsets.

/2/ Calculated as the average annual compensation in the three highest paid years during the 10 years prior to retirement. Annual compensation equals the total of the amounts reported under the columns captioned "Salary" and "Bonus" in the Summary Compensation Table as well as Armstrong contributions under the Bonus Replacement Retirement Plan.

     The 2000 annual compensation and estimated years of service for plan purposes for each of the executives named in the Summary Compensation Table were as follows: Michael D. Lockhart - $321,212 (0.4 years); George A. Lorch - $2,607,947 (37.5 years); Marc R. Olivie - $773,522 (24.2 years); Frank A.
Riddick, III - $1,191,462 (20.8 years) and Steven J. Senkowski - $310,766 (27.6 years). Mr. Lockhart receives two years of service credit for every one year of actual service toward the calculation of his pension benefits under the Retirement Benefit Equity Plan. Messrs. Riddick and Olivie's estimated years of service include 15 and 20 years, respectively, of credit for prior service awarded to them upon their employment with Armstrong. The Armstrong retirement benefit will be reduced by the value of any defined benefit pension payable by previous employers for the respective period of the prior service credit.

     Special provisions apply if the Retirement Income Plan is terminated within five years following an Extraordinary Event, as this item is defined in the Plan. In that event, Plan liabilities will first be satisfied; then, remaining Plan assets will be applied to increase retirement income to employees. The amount of the increase is based on the assumption that the employee would have continued employment with Armstrong until retirement. The executives named in the Summary Compensation Table, except for Mr. Sherman, would be entitled to this benefit.

     Special provisions also apply in the event that a salaried member is terminated other than for cause or resigns for good reason, as those terms are defined in the plan, within two years following a change in control of Armstrong. If those members have at least 10 years of service and are at least 50 years in age, they would be eligible for early retirement without certain normal reductions applying. Those members would also receive some Social Security replacement benefits. Members with 15 or more years of service would also receive credit under the plan for an additional five years of service.

Compensation of Directors
-------------------------
AHI and Armstrong pay directors who are not employees a retainer of $50,000 per year. Shared directors receive only a single retainer. AHI and Armstrong nonemployee directors receive $1,200 for each Board meeting and $1,000 for each Committee (other than Executive Committee) meeting attended. Nonemployee members of AHI's Executive Committee receive an annual fee of $3,000. AHI and Armstrong also pay $2,500 per day plus reasonable expenses to directors for special assignments in connection with Board activity. Additionally, AHI pays an annual fee of $3,000 to each Committee chairperson.

AHI and Armstrong do not separately compensate directors who are officers or employees of AHI or Armstrong for services rendered as a director.

Discontinuation of Director's Retirement Benefits
-------------------------------------------------
In 1995, the Board discontinued the Directors Retirement Income Plan for directors who joined the Board after January 1, 1996. The four current directors who were then eligible for participation in the plan subsequently elected to opt out of participation. Consequently, no current director is eligible to participate in this plan. Under the plan, if a director attained six years of Board service, the director qualified for retirement benefits after leaving the Board. The annual retirement benefit equaled the Board retainer in effect on the date of termination. The benefit is payable for a period equal to the length of the director's Board service, but ceases upon a director's death. Messrs. Arnelle, Campbell, Marley and Stead elected to discontinue plan participation and waive their right to accrued benefits. As a result, they became eligible to receive phantom shares of AHI common stock. They each received an award of 200 phantom shares on January 1, 1996, and were to continue to receive 200 phantom shares every January 1 until attaining 12 years of Board service. On February 26, 2001, the Board amended the deferred compensation plan to discontinue the annual award of 200 phantom shares. In addition, they each received a phantom share award to replace the value of the accrued benefit the director elected to forfeit. This award was the greater of (1) 200 shares times the number of full years of Board service as of January 1, 1996, or (2) the number of shares whose fair market value as of January 1, 1996, equaled the present value of benefits accrued under the Directors' Retirement Income Plan.

Restricted Stock Plan for Nonemployee Directors
-----------------------------------------------
On February 26, 2001, the Board terminated the Restricted Stock Plan for Non-Employee Directors. Under this plan, each nonemployee director received an award of 200 shares of restricted common stock upon becoming a director and annual awards each July 1st. For 2000, each non-employee director was eligible to receive an award of 400 shares. All shares previously awarded have been distributed to the Directors.

Each nonemployee director has the right to receive dividends on, and has voting power with respect to, the shares.

Nonstatutory Stock Option Alternatives
--------------------------------------
Beginning in 1998, each director could elect to receive nonstatutory stock options instead of receiving other forms of compensation. Each year, a director could separately elect to receive stock options in lieu of each of the following year's: (1) scheduled cash payments; (2) phantom share award; and (3) award of common stock under the Restricted Stock Plan for Non-Employee Directors. This election must be made not later than December 1 in the year preceding the payment year.

The resulting stock options: (1) are granted at fair market value; (2) have a ten-year option term; (3) are immediately exercisable; and (4) are transferable for the benefit of an immediate family member.

For 2000, the following directors elected to receive the following stock options in lieu of other compensation:

Mr. Campbell - 2,010; Mr. Clark - 5,560; Ms. Haberkorn - 3,250 and Mr. LeVan - 5,260

Management Development and Compensation Committee
-------------------------------------------------
The Management Development and Compensation Committee members are Jerre L. Stead (Chairman); Donald C. Clark; Judith R. Haberkorn; John A. Krol; and David M. LeVan. The Management Development and Compensation Committee establishes the overall philosophy and policies governing compensation programs, including those subject to Section 162(m) of the Internal Revenue Code, for AHI and Armstrong management.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

Stock Ownership of Certain Beneficial Owners
--------------------------------------------
AHI indirectly owns all of the capital stock of Armstrong. The following table sets forth each person or entity that may be deemed to have beneficial ownership of more than 5% of the outstanding common stock of AHI. This table shows ownership as of December 31, 2000, and is based upon information furnished to AHI. All Armstrong stock is owned by AHI, except for 11.6 million shares in Armstrong's treasury.

-------------------------------------------------------------------------------------
Name And Address Of Beneficial       Amount And Nature Of       Percent Of Class
Owner                                Beneficial Ownership       Outstanding/1/

-------------------------------------------------------------------------------------
Chase Manhattan Bank/2/                  2,339,917                 5.73%
4 Chase Metrotech Center
18th Floor West
Brooklyn, NY  11245
-------------------------------------------------------------------------------------
Dimensional Fund Advisors/3/             2,124,000                 5.20%
1299 Ocean Ave., 11th floor,
Santa Monica, CA  90401
-------------------------------------------------------------------------------------

/1/ In accordance with applicable rules of the Securities and Exchange Commission, this percentage is based upon the total 40,844,585 shares of AHI common stock that were outstanding on December 31, 2000.

/2/ Chase Manhattan Bank serves as the trustee of the employee stock ownership portion of the Retirement Savings and Stock Ownership Plan (the "RSSOP"). In that capacity, Chase Manhattan Bank may be deemed to be the beneficial owner of 2,339,917 shares, or 5.73% of AHI outstanding shares. Chase Manhattan Bank holds shared voting power and no investment power with respect to these shares. Chase Manhattan Bank votes shares which are allocated to participant's accounts under the RSSOP in accordance with the participant's direction. Shares which are unallocated under the RSSOP and allocated shares for which the trustee does not receive directions are voted by the trustee in the same proportion as the directed shares are voted. In the event of a tender offer for the stock in the RSSOP, the trustee is required to tender unallocated shares in the same proportion that allocated shares are tendered. Chase Manhattan Bank disclaims beneficial ownership of all shares that have been allocated to the individual accounts of employee participants in the RSSOP for which directions are received.

/3/ Dimensional Fund Advisors Inc., advises that it is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, that furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the "Funds." In its role as investment advisor or manager, Dimensional advises that it possesses voting and/or investment power over the securities of the Issuer described in this schedule that are owned by the Funds. All securities reported in this schedule are owned by the Funds. Dimensional Fund Advisors Inc. disclaims beneficial ownership of such securities.

Security Ownership of Management
--------------------------------
The following table shows the amount of AHI stock that each director, each individual named in the Summary Compensation Table, and all directors and executive officers owned as a group. The ownership rights in these shares consist of sole voting and investment power, except where otherwise indicated. This information is as of February 16, 2001. No Armstrong World Industries, Inc. stock is owned by anyone.

------------------------------------------------------------------------------------------------------
Name                                         Stock Options
                                             Exercisable w/in    Total Beneficial    Deferred Stock
                                 Stock/1/    60 days             Ownership           Units/2/
------------------------------------------------------------------------------------------------------
H. Jesse Arnelle                      1,946                   0               1,946             1,703
------------------------------------------------------------------------------------------------------
Van C. Campbell                       2,200               5,330               7,530             9,915
------------------------------------------------------------------------------------------------------
Donald C. Clark                       4,448              12,080              16,528             1,894
------------------------------------------------------------------------------------------------------
Judith R. Haberkorn                     772               4,970               5,742             1,910
------------------------------------------------------------------------------------------------------
John A. Krol                          1,020               2,990               4,010               644
------------------------------------------------------------------------------------------------------
David M. LeVan                        5,644              11,500              17,144               301
------------------------------------------------------------------------------------------------------
Michael D. Lockhart                 151,500                   0             151,500                 0
------------------------------------------------------------------------------------------------------
James E. Marley                       4,285               1,410               5,695             8,086
------------------------------------------------------------------------------------------------------
Marc R. Olivie                       25,437              20,000              45,437             9,303
------------------------------------------------------------------------------------------------------
David W. Raisbeck                     1,024                   0               1,024            11,880
------------------------------------------------------------------------------------------------------
Frank A. Riddick, III                91,507              60,000             151,507             1,687
------------------------------------------------------------------------------------------------------
Stephen J. Senkowski                  3,881               5,988               9,869             1,327
------------------------------------------------------------------------------------------------------
Floyd F. Sherman                     15,712              23,333              39,045                 0
------------------------------------------------------------------------------------------------------
Jerre L. Stead                        4,400               3,260               7,660             2,094
------------------------------------------------------------------------------------------------------
Directors and executive             362,184             199,769             561,953            53,952
officers as a group (19
persons)
------------------------------------------------------------------------------------------------------

/1/ Includes the following shares held by each nonemployee director under AHI's Restricted Stock Plan for Non-Employee Directors: H. Jesse Arnelle - 1,400; Van
C. Campbell - 2,000; Donald C. Clark - 1,100; Judith R. Haberkorn - 600; John A. Krol - 900; David M. LeVan - 600; James E. Marley - 2,100; David W. Raisbeck - 900; Jerre L. Stead - 1,900. Each director holds voting but not investment power in these shares. The directors may also forfeit their rights to these shares in certain events.

Includes the following shares that may be deemed to be owned by the employee through the employee stock ownership accounts of AHI's Retirement Savings and Stock Ownership Plan ("RSSOP"): Frank A. Riddick, III - 1,272; Marc R. Olivie - 1,278; Stephen J. Senkowski - 2,062; and executive officers as a group - 11,734. Each of the above individuals and each member of the group holds shared voting power with AHI and no investment power with respect to these shares.

Includes the following shares indirectly owned and held in the savings accounts of the RSSOP accounts of the following individuals: Frank A. Riddick, III - 1,188; Marc R. Olivie - 3,301; Stephen J. Senkowski - 38 and executive officers as a group - 6,086.

Includes the following shares indirectly owned and held in the Bonus Replacement Retirement Plan accounts: Marc R. Olivie - 1,538 and executive officers as a group - 1,830.

Included also are 100 shares Jerre L. Stead owns jointly with his wife.

For each director, the shares listed under the "Total Beneficial Ownership" column represent less than 1.0% ownership of the outstanding shares on February 16, 2001. All current directors and officers as a group beneficially own 1.38% of the outstanding shares on February 16, 2001.

/2/ Includes phantom shares held in a stock subaccount under the Deferred Compensation Plan. The participants have no voting or investment power.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------
During 2000, AWI had various business arrangements with organizations with which certain directors are affiliated. However, none of those arrangements were material to either AWI or any of those organizations. Moreover, those transactions were pursuant to arm's length negotiations in the ordinary course of business and on terms we believe to be fair.

                                    PART IV
                                    -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

The financial statements filed as a part of this Annual Report on Form 10-K are listed in the "Index to Financial Statements and Schedules" on page 35.

a.  The following exhibits are filed as a part of this Annual Report on Form
    10-K:

                                   Exhibits
                                   --------
No.  3(a)           Armstrong Holdings, Inc.'s Amended and Restated Articles of
                    Incorporation are incorporated herein by reference from
                    Exhibit 3.1(i) to Armstrong Holdings, Inc.'s Report on Form
                    8-K dated May 9, 2000.

No. 3(b)            Armstrong Holdings, Inc.'s Bylaws, effective May 1, 2000.

No. 3(c) Armstrong World Industries, Inc.'s restated Articles of Incorporation, as amended, are incorporated by reference herein from Armstrong World Industries, Inc.'s 1994 Annual Report on Form 10-K wherein they appear as Exhibit 3(b).

No. 3(d)            Armstrong World Industries, Inc.'s Bylaws as amended
                    November 9, 2000.

No.  4(a)           Armstrong Holdings, Inc.'s Shareholder Summary of Rights to
                    Purchase Preferred Stock dated as of March, 14, 2000 is incorporated by reference herein from Armstrong Holdings, Inc.'s registration statement on Form 8-K dated May 9, 2000, wherein it appeared as Exhibit 99.2.

No.4(b) Armstrong World Industries, Inc.'s Retirement Savings and Stock Ownership Plan effective as of October 1, 1996, as amended November 5, 1999 is incorporated by reference herein from Armstrong World Industries, Inc.'s 1999 Annual Report on Form 10-K wherein it appeared as Exhibit 4(b). *

No. 4(c) Armstrong World Industries, Inc.'s $450,000,000 Credit Agreement (5-year) dated as of October 29, 1998, among Armstrong World Industries, Inc., The Chase Manhattan Bank, as administrative agent, and the banks listed therein, is incorporated herein by reference from Armstrong World Industries, Inc.'s 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(f).

No. 4(d) Armstrong World Industries, Inc.'s Indenture, dated as of August 6, 1996, between Armstrong World Industries, Inc. and The Chase Manhattan Bank, formerly known as Chemical Bank, as successor to Mellon Bank, N.A., as Trustee, is incorporated herein by reference from Armstrong World Industries, Inc.'s registration statement on Form S-3/A dated August 14, 1996, wherein it appeared as Exhibit 4.1.

No 4(e) Instrument of Resignation, Appointment and Acceptance dated as of December 1, 2000 among Armstrong World Industries, Inc., The Chase Manhattan Bank and Wells Fargo Bank Minnesota, National Association, regarding Armstrong World Industries, Inc.'s Indenture, dated as of August 6, 1996, between Armstrong World Industries, Inc. and The Chase Manhattan Bank, formerly known as Chemical Bank, as successor to Mellon Bank, N.A., as Trustee.

No. 4(f) Copy of portions of Armstrong World Industries, Inc.'s Board of Directors' Pricing Committee's resolutions establishing the terms and conditions of $200,000,000 of 6.35% Senior Notes Due 2003 and $150,000,000 of 6 1/2% Senior Notes Due 2005, is incorporated herein by reference from Armstrong World Industries, Inc.'s 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(h).

No. 4(g) Copy of portions of Armstrong World Industries, Inc.'s Board of Directors' Pricing Committee's resolutions establishing the terms and conditions of $180,000,000 of 7.45% Senior Quarterly Interest Bonds Due 2038, is incorporated herein by reference from Armstrong World Industries, Inc.'s 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(i).

No. 4(h) Note Purchase Agreement dated June 19, 1989 for 8.43% Series A Guaranteed Serial ESOP Notes due 1989 -2001 and 9.00% Series B Guaranteed Serial ESOP Notes due 2000-2004 for the

                    Armstrong World Industries, Inc. Employee Stock Ownership Plan ("Share in Success Plan") Trust, with Armstrong World Industries, Inc. as guarantor is incorporated by reference herein from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.'s registration statement on Form 10-Q for the quarter ended September 30, 2000, wherein it appeared as
                    Exhibit 4(a).

No. 4(i) Armstrong World Industries, Inc.'s $300,000,000 Revolving Credit and Guarantee Agreement dated December 6, 2000, between Armstrong World Industries, Inc. and The Chase Manhattan Bank and the banks referenced therein; the First Amendment to this Agreement, dated February 2, 2001; and the Amendment Letter to this Agreement, dated February 28, 2001.

                    Armstrong Holdings, Inc. and Armstrong World Industries, Inc. agree to furnish to the Commission upon request copies of instruments defining the rights of holders of long-term debt of the registrants and their subsidiaries which are not filed herewith in accordance with applicable rules of the Commission because the total amount of securities authorized thereunder does not exceed 10% of the total assets of the registrants and their subsidiaries on a consolidated basis.

No. 10(i)(a)        Armstrong World Industries, Inc.'s Agreement Concerning
                    Asbestos-Related Claims dated June 19, 1985, (the
                    "Wellington Agreement") among Armstrong World Industries,
                    Inc. and other companies is incorporated by reference herein from Armstrong World Industries, Inc.'s 1997 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(a).

No. 10(i)(b)        Producer Agreement concerning Center for Claims Resolution, as amended, among Armstrong World Industries, Inc. and other companies is incorporated by reference herein from Armstrong
                    World Industries, Inc.'s 1999 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(b).

No. 10(i)(c)        Indenture, dated as of March 15, 1988, between Armstrong
                    World Industries, Inc. and Morgan Guaranty Trust Company of
                    New York, as Trustee, as to which The First National Bank of
                    Chicago is successor trustee, (relating to Armstrong World
                    Industries, Inc.'s $125 million 9-3/4% Debentures due 2008 and Series A Medium Term Notes) is incorporated herein by reference from Armstrong World Industries, Inc.'s 1995
                    Annual Report on Form 10-K wherein it appeared as Exhibit
                    4(c).

No. 10(i)(d)        Senior Indenture dated as of December 23, 1998 between
                    Armstrong World Industries, Inc. and First National Bank of
                    Chicago, as Trustee, is incorporated herein by reference from Armstrong World Industries, Inc.'s Registration
                    Statement on Form S-3 (File No. 333- 74501) dated March 16,
                    1999, wherein it appeared as Exhibit 4.3.

No. 10(i)(e)        Global Note representing $200 million of 7.45% Senior Notes due 2029 is incorporated by reference herein from Armstrong
                    World Industries, Inc.'s Report on Form 8-K which was filed with the Commission on May 29, 1999, wherein it appeared as
                    Exhibit 4.2.

No. 10(i)(f)        Agreement and Plan of Merger dated as of June 12, 1998,
                    among Armstrong World Industries, Inc., Triangle Pacific
                    Corp., and Sapling Acquisition, Inc., is incorporated by reference herein from Armstrong World Industries, Inc.'s
                    Form 8-K filed on June 15, 1998, wherein it appeared as
                    Exhibit 10.1.

No. 10(i)(g)        Agreement and Plan of Merger, dated as of June 30, 1999 by and among AISI Acquisition Corp. and Armstrong World
                    Industries, Inc and Armstrong Industrial Specialties, Inc.
                    is incorporated by reference herein from Armstrong World
                    Industries, Inc.'s Report on Form 8- K filed on July 14,
                    1999, wherein it appeared as Exhibit 1.

No. 10(iii)(a)      Armstrong World Industries, Inc.'s Long-Term Stock Option
                    Plan for Key Employees, as amended, is incorporated by reference herein from Armstrong World Industries, Inc.'s
                    1995 Annual Report on Form 10-K wherein it appeared as
                    Exhibit 10(iii)(a). *

No. 10(iii)(b)      Armstrong World Industries, Inc.'s Long Term Stock Incentive
                    Plan is incorporated by reference herein from Armstrong
                    World Industries, Inc.'s 1998 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(j). *

No. 10(iii)(c)      Armstrong World Industries, Inc.'s Directors' Retirement
                    Income Plan, as amended, is incorporated by reference herein from Armstrong World Industries, Inc.'s 1996 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(c).*

No. 10(iii)(d)      Armstrong World Industries, Inc. and Armstrong Holdings,
                    Inc.'s Management Achievement Plan for Key Executives, as amended February 26, 2001. *

No. 10(iii)(e)      Armstrong Wold Industries, Inc.'s Retirement Benefit Equity
                    Plan (formerly known as the Excess Benefit Plan), as amended
                    January 1, 2000 is incorporated by reference herein from Armstrong World Industries, Inc.'s 1999 Annual Report on
                    Form 10-K wherein it appeared as Exhibit 10(iii)(e).*

No. 10(iii)(f)      Armstrong Holdings, Inc.'s Deferred Compensation Plan, as
                    amended May 1, 2000.*

No. 10(iii)(g)      Armstrong World Industries, Inc.'s Employment Protection
                    Plan for Salaried Employees of Armstrong World Industries,
                    Inc., as amended, is incorporated by reference herein from Armstrong World Industries, Inc.'s 1994 Annual Report on
                    Form 10-K wherein it appeared as Exhibit 10(iii)(g).*

No. 10(iii)(h)      Armstrong World Industries, Inc.'s Restricted Stock Plan For
                    Non-employee Directors, as amended, is incorporated by reference herein from Armstrong World Industries, Inc.'s
                    1996 Annual Report on Form 10-K wherein it appeared as
                    Exhibit 10(iii)(h).*

No. 10(iii)(i)      Armstrong World Industries, Inc.'s Severance Pay Plan for
                    Salaried Employees, as amended October 31, 2000.*

No. 10(iii)(j)      Armstrong World Industries, Inc.'s 1999 Long Term Stock
                    Incentive Plan is incorporated by reference herein from Armstrong World Industries, Inc.'s 1999 Annual Report on
                    Form 10-K wherein it appeared as Exhibit 10(iii)(j).*

No. 10(iii)(k)      Form of Agreement between Armstrong World Industries, Inc.
                    and certain of its Executive Officers, together with a
                    schedule identifying those executives and the material differences among the agreements to which each executive is a party.*

No. 10(iii)(l)      Agreement between Armstrong Holdings, Inc. and Michael D.
                    Lockhart, dated August 7, 2000 is incorporated by reference herein from Armstrong Holdings, Inc. and Armstrong World
                    Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, wherein it appeared as
                    Exhibit 10(e).*

No. 10(iii)(m)      Form of Indemnification Agreement between Armstrong
                    Holdings, Inc., Armstrong World Industries, Inc. and certain of its Directors and Officers, together with a schedule identifying those Directors and Officers, is incorporated by reference herein from Armstrong Holdings, Inc. and Armstrong
                    World Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, wherein it appeared as
                    Exhibit 10(iii)(a).*

No. 10(iii)(n)      Amended and Restated Employment and Consulting Agreement
                    between Armstrong Holdings, Inc., Armstrong World
                    Industries, Inc. and George A. Lorch dated February 2001.*

No. 10(iii)(o)      Form of Indemnification Agreement between Armstrong
                    Holdings, Inc. and certain of its Directors and Officers dated October 20, 2000, together with a schedule identifying those Directors and Officers and the material differences among the agreements to which each executive is a party.*

No. 10(iii)(p)      Form of Indemnification Agreement between Armstrong World
                    Industries, Inc. and certain of its Directors and Officers, together with a schedule identifying those Directors and Officers dated October 20, 2000 and the material differences among the agreements to which each executive is a party.*

No. 10(iii)(q)      Armstrong World Industries, Inc.'s Bonus Replacement
                    Retirement Plan, dated as of January 1, 1998, as amended, is incorporated by reference herein from Armstrong World
                    Industries, Inc.'s 1998 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(m).*

No. 10(iii)(r)      Copy of Employment Agreement between the Armstrong World
                    Industries, Inc. and George A. Lorch dated as of December
                    13, 1999 is incorporated herein by reference from Armstrong
                    World Industries, Inc.'s 1999 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(n).*

No. 10(iii)(s)      Amended and Restated Employment and Consulting Agreement
                    between Armstrong Holdings, Inc., Armstrong World
                    Industries, Inc. and George A. Lorch dated August 7, 2000 and as amended October 30, 2000 is incorporated herein by reference from Armstrong Holdings, Inc. and Armstrong World
                    Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as
                    Exhibit 10(c).*

No. 10(iii)(t)      Employment Agreement between Armstrong Holdings, Inc. and
                    Michael D. Lockhart dated August 7, 2000 is incorporated herein by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.'s Quarterly Report on Form
                    10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(a).*

No. 10(iii)(u)      Employment Agreement between Armstrong Holdings, Inc. and
                    Frank A. Riddick, III dated August 7, 2000 is incorporated herein by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.'s Quarterly Report on Form
                    10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(b).*

No. 10(iii)(v)      Employment Agreement between Triangle Pacific Corp. and
                    Armstrong World Industries, Inc. and Frank A. Riddick, III dated November 14, 2000.*

No. 10(iii)(w)      Amendment to Employment Agreement between Armstrong
                    Holdings, Inc. and Frank A. Riddick, III dated November 14,
                    2000.*

No. 10(iii)(x)      Employment Agreement between Armstrong World Industries,
                    Inc. and Marc R. Olivie, dated October 1, 2000.*

No. 10(iii)(y)      Armstrong Holdings, Inc.'s Stock Award Plan is incorporated by reference herein from Armstrong Holdings, Inc.'s registration statement on form S-8 filed August 16, 2000, wherein it appeared as Exhibit 4.1.*

No. 10(iii)(z)      Terms of Restricted Stock for Stock Option Exchange Program
                    Offered to Employees and Schedule of Participating Officers is incorporated by reference herein from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(i).*

No. 10(iii)(aa)     Management Services Agreement between Armstrong Holdings,
                    Inc. and Armstrong World Industries, Inc., dated August 7,
                    2000 is incorporated by reference herein from Armstrong
                    Holdings, Inc. and Armstrong World Industries, Inc.'s
                    Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 2000 wherein it appeared as Exhibit 10(g).*

No. 10(iii)(bb)     Agreement between Armstrong Holdings, Inc. and Armstrong
                    World Industries, Inc. and Triangle Pacific Corp. dated
                    November 14, 2000.*

No. 10(iii)(cc)     Stock Option Surrender Agreement between Armstrong Holdings,
                    Inc. and George A. Lorch, dated September 25, 2000 is incorporated by reference herein from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(d).*

No. 11(a)           Computation for basic earnings.

No. 11(b)           Computation for diluted earnings per share.

No. 21 List of Armstrong Holdings, Inc. and Armstrong World Industries, Inc.'s domestic and foreign subsidiaries.

No. 23              Consent of Independent Auditors.

No. 24              Powers of Attorney and authorizing resolutions.

                    * Compensatory Plan

b. The following reports on Form 8-K were filed during the last quarter of 2000:

     On November 27, 2000, the registrant filed a report on Form 8-K discussing Armstrong World Industries Inc.'s failure to repay $50 million in commercial paper that was due November 22, 2000.

     On December 7, 2000, the registrant filed a report on Form 8-K reporting that Armstrong World Industries Inc., Nitram Liquidators, Inc. and Desseaux North America, Inc. filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code with the United States Bankruptcy Court for the District of Delaware in Wilmington.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ARMSTRONG HOLDINGS, INC.
                       ------------------------
                       (Registrant)

                       By   /s/ Michael D. Lockhart
                         --------------------------
                            Chairman and Chief Executive Officer

                       Date:   March 29, 2001
                       ----------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant AHI and in the capacities and on the dates indicated.

Directors and Principal Officers of the registrant AHI:

Michael D. Lockhart       Chairman and Chief Executive Officer
                          (Principal Executive Officer)
E. Follin Smith           Senior Vice President and Chief Financial Officer
                          (Principal Financial Officer)
William C. Rodruan        Vice President and Controller
                          (Principal Accounting Officer)
H. Jesse Arnelle          Director
Van C. Campbell           Director
Donald C. Clark           Director
Judith R. Haberkorn       Director
John A. Krol              Director
David M. LeVan            Director
James E. Marley           Director
David W. Raisbeck         Director
Jerre L. Stead            Director

                       By:  /s/  Michael D. Lockhart
                       -----------------------------
                       (Michael D. Lockhart, as
                       attorney-in-fact for AHI directors and on his own behalf) As of March 29, 2001

                       By:  /s/ E. Follin Smith
                       ------------------------
                       (E. Follin Smith)
                       As of March 29, 2001

                       By:  /s/ William C. Rodruan
                       ---------------------------
                       (William C. Rodruan)
                       As of March 29, 2001

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

                       ARMSTRONG WORLD INDUSTRIES, INC.
                       --------------------------------
                       (Registrant)

                       By   /s/ Michael D. Lockhart
                       ----------------------------
                            Chairman and Chief Executive Officer

                       Date:   March 29, 2001
                       ----------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant Armstrong and in the capacities and on the dates indicated.

Directors and Principal Officers of the registrant Armstrong:

Michael D. Lockhart       Director and Chairman
                          (Principal Executive Officer)
E. Follin Smith           Senior Vice President and Chief Financial Officer
                          (Principal Financial Officer)
William C. Rodruan        Vice President and Controller
                          (Principal Accounting Officer)
James E. Marley           Director
John N. Rigas             Director

                       By:  /s/  Michael D. Lockhart
                       -----------------------------
                       (Michael D. Lockhart, as
                       attorney-in-fact for James E. Marley and on his own
                          behalf)
                       As of March 29, 2001

                       By:  /s/ E. Follin Smith
                       ------------------------
                       (E. Follin Smith)
                       As of March 29, 2001

                       By:  /s/ William C. Rodruan
                       ---------------------------
                       (William C. Rodruan)
                       As of March 29, 2001

                       By:  /s/ John N. Rigas
                       ----------------------
                       (John N. Rigas)
                       As of March 29, 2001

                                  SCHEDULE II
                                  -----------

         Armstrong Holdings, Inc. and Armstrong World Industries, Inc.
           Valuation and Qualifying Reserves of Accounts Receivable
           --------------------------------------------------------

                          For Years Ended December 31
                          ---------------------------
                             (amounts in millions)

Provision for Losses                                                            2000           1999         1998
--------------------                                                            ----           ----         ----
Balance at beginning of year                                                  $  21.6        $  15.0      $  10.1
Additions Charged to earnings                                                    13.1           10.2          6.1
Deductions                                                                      (10.7)          (3.5)       (10.8)
Balances via acquisitions/(divestitures)                                          0.0           (0.1)         9.6
                                                                              -------        -------      -------
Balance at end of year                                                        $  24.0        $  21.6      $  15.0
                                                                              =======        =======      =======

Provision for Discounts
-----------------------
Balance at beginning of year                                                  $  22.1        $  31.3      $  24.5
Additions charged to earnings                                                   271.7          257.6        208.6
Deductions                                                                     (267.7)        (266.3)      (204.2)
Balance via acquisitions/(divestitures)                                           1.0           (0.5)         2.4
                                                                              -------        -------      -------
Balance at end of year                                                        $  27.1        $  22.1      $  31.3
                                                                              =======        =======      =======

Total Provision for Discounts and Losses
----------------------------------------
Balance at beginning of year                                                  $  43.7        $  46.3      $  34.6
Additions charged to earnings                                                   284.8          267.8        214.7
Deductions                                                                     (278.4)        (269.8)      (215.0)
Balances via acquisitions/(divestitures)                                          1.0           (0.6)        12.0
                                                                              -------        -------      -------
Balance at end of year                                                        $  51.1        $  43.7      $  46.3
                                                                              =======        =======      =======

                                 EXHIBIT INDEX
                                 -------------

No. 3(a) Armstrong Holdings, Inc.'s Amended and Restated Articles of Incorporation are incorporated herein by reference from
                    Exhibit 3.1(i) to Armstrong Holdings, Inc.'s Report on Form 8-K dated May 9, 2000.

No. 3(b)            Armstrong Holdings, Inc.'s Bylaws, effective May 1, 2000.

No. 3(c) Armstrong World Industries, Inc.'s restated Articles of Incorporation, as amended, are incorporated by reference herein from Armstrong World Industries, Inc.'s 1994 Annual Report on Form 10-K wherein they appear as Exhibit 3(b).

No. 3(d)            Armstrong World Industries, Inc.'s Bylaws as amended
                    November 9, 2000.

No. 4(a) Armstrong Holdings, Inc.'s Shareholder Summary of Rights to Purchase Preferred Stock dated as of March, 14, 2000 is incorporated by reference herein from Armstrong Holdings, Inc.'s registration statement on Form 8-K dated May 9, 2000, wherein it appeared as Exhibit 99.2.

No. 4(b) Armstrong World Industries, Inc.'s Retirement Savings and Stock Ownership Plan effective as of October 1, 1996, as amended November 5, 1999 is incorporated by reference herein from Armstrong World Industries, Inc.'s 1999 Annual Report on Form 10-K wherein it appeared as Exhibit 4(b). *

No. 4(c) Armstrong World Industries, Inc.'s $450,000,000 Credit Agreement (5-year) dated as of October 29, 1998, among Armstrong World Industries, Inc., The Chase Manhattan Bank, as administrative agent, and the banks listed therein, is incorporated herein by reference from Armstrong World Industries, Inc.'s 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(f).

No. 4(d) Armstrong World Industries, Inc.'s Indenture, dated as of August 6, 1996, between Armstrong World Industries, Inc. and The Chase Manhattan Bank, formerly known as Chemical Bank, as successor to Mellon Bank, N.A., as Trustee, is incorporated herein by reference from Armstrong World Industries, Inc.'s registration statement on Form S-3/A dated August 14, 1996, wherein it appeared as Exhibit 4.1.

No. 4(e) Instrument of Resignation, Appointment and Acceptance dated as of December 1, 2000 among Armstrong World Industries, Inc., The Chase Manhattan Bank and Wells Fargo Bank Minnesota, National Association, regarding Armstrong World Industries, Inc.'s Indenture, dated as of August 6, 1996, between Armstrong World Industries, Inc. and The Chase Manhattan Bank, formerly known as Chemical Bank, as successor to Mellon Bank, N.A., as Trustee.

No. 4(f) Copy of portions of Armstrong World Industries, Inc.'s Board of Directors' Pricing Committee's resolutions establishing the terms and conditions of $200,000,000 of 6.35% Senior Notes Due 2003 and $150,000,000 of 6 1/2% Senior Notes Due 2005, is incorporated herein by reference from Armstrong World Industries, Inc.'s 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(h).

No. 4(g) Copy of portions of Armstrong World Industries, Inc.'s Board of Directors' Pricing Committee's resolutions establishing the terms and conditions of $180,000,000 of 7.45% Senior Quarterly Interest Bonds Due 2038, is incorporated herein by reference from Armstrong World Industries, Inc.'s 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(i).

No. 4(h) Note Purchase Agreement dated June 19, 1989 for 8.43% Series A Guaranteed Serial ESOP Notes due 1989 -2001 and 9.00% Series B Guaranteed Serial ESOP Notes due 2000-2004 for the Armstrong World Industries, Inc. Employee Stock Ownership Plan ("Share in Success Plan") Trust, with Armstrong World Industries, Inc. as guarantor is incorporated by reference herein from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.'s registration statement on Form 10-Q for the quarter ended September 30, 2000, wherein it appeared as
                    Exhibit 4(a).

No. 4(i) Armstrong World Industries, Inc.'s $300,000,000 Revolving Credit and Guarantee Agreement dated December 6, 2000, between Armstrong World Industries, Inc. and The Chase Manhattan Bank and the banks referenced therein; the First Amendment to this Agreement, dated February 2, 2001; and the Amendment Letter to this Agreement, dated February 28, 2001.

                    Armstrong Holdings, Inc. and Armstrong World Industries, Inc. agree to furnish to the Commission upon request copies of instruments defining the rights of holders of long-term debt of the registrants and their subsidiaries which are not filed herewith in accordance with applicable rules of the Commission because the total amount of securities authorized thereunder does not exceed 10% of the total assets of the registrants and their subsidiaries on a consolidated basis.

No. 10(i)(a)        Armstrong World Industries, Inc.'s Agreement Concerning
                    Asbestos-Related Claims dated June 19, 1985, (the
                    "Wellington Agreement") among Armstrong World Industries,
                    Inc. and other companies is incorporated by reference herein from Armstrong World Industries, Inc.'s 1997 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(a).

No. 10(i)(b)        Producer Agreement concerning Center for Claims Resolution, as amended, among Armstrong World Industries, Inc. and other companies is incorporated by reference herein from Armstrong
                    World Industries, Inc.'s 1999 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(b).

No. 10(i)(c)        Indenture, dated as of March 15, 1988, between Armstrong
                    World Industries, Inc. and Morgan Guaranty Trust Company of
                    New York, as Trustee, as to which The First National Bank of
                    Chicago is successor trustee, (relating to Armstrong World
                    Industries, Inc.'s $125 million 9-3/4% Debentures due 2008 and Series A Medium Term Notes) is incorporated herein by reference from Armstrong World Industries, Inc.'s 1995
                    Annual Report on Form 10-K wherein it appeared as Exhibit
                    4(c).

No. 10(i)(d)        Senior Indenture dated as of December 23, 1998 between
                    Armstrong World Industries, Inc. and First National Bank of
                    Chicago, as Trustee, is incorporated herein by reference from Armstrong World Industries, Inc.'s Registration
                    Statement on Form S-3 (File No. 333-74501) dated March 16,
                    1999, wherein it appeared as Exhibit 4.3.

No. 10(i)(e)        Global Note representing $200 million of 7.45% Senior Notes due 2029 is incorporated by reference herein from Armstrong
                    World Industries, Inc.'s Report on Form 8-K which was filed with the Commission on May 29, 1999, wherein it appeared as
                    Exhibit 4.2.

No. 10(i)(f)        Agreement and Plan of Merger dated as of June 12, 1998,
                    among Armstrong World Industries, Inc., Triangle Pacific
                    Corp., and Sapling Acquisition, Inc., is incorporated by reference herein from Armstrong World Industries, Inc.'s
                    Form 8-K filed on June 15, 1998, wherein it appeared as
                    Exhibit 10.1.

No. 10(i)(g)        Agreement and Plan of Merger, dated as of June 30, 1999 by and among AISI Acquisition Corp. and Armstrong World
                    Industries, Inc and Armstrong Industrial Specialties, Inc.
                    is incorporated by reference herein from Armstrong World
                    Industries, Inc.'s Report on Form 8- K filed on July 14,
                    1999, wherein it appeared as Exhibit 1.

No. 10(iii)(a)      Armstrong World Industries, Inc.'s Long-Term Stock Option
                    Plan for Key Employees, as amended, is incorporated by reference herein from Armstrong World Industries, Inc.'s
                    1995 Annual Report on Form 10-K wherein it appeared as
                    Exhibit 10(iii)(a). *

No. 10(iii)(b)      Armstrong World Industries, Inc.'s Long Term Stock Incentive
                    Plan is incorporated by reference herein from Armstrong
                    World Industries, Inc.'s 1998 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(j). *

No. 10(iii)(c)      Armstrong World Industries, Inc.'s Directors' Retirement
                    Income Plan, as amended, is incorporated by reference herein from Armstrong World Industries, Inc.'s 1996 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(c).*

No. 10(iii)(d)      Armstrong World Industries, Inc. and Armstrong Holdings,
                    Inc.'s Management Achievement Plan for Key Executives, as amended February 26, 2001. *

No. 10(iii)(e)      Armstrong World Industries, Inc.'s Retirement Benefit Equity
                    Plan (formerly known as the Excess Benefit Plan), as amended
                    January 1, 2000 is incorporated by reference herein from Armstrong World Industries, Inc.'s 1999 Annual Report on
                    Form 10-K wherein it appeared as Exhibit 10(iii)(e).*

No. 10(iii)(f)      Armstrong Holdings, Inc.'s Deferred Compensation Plan, as
                    amended May 1, 2000.*

No. 10(iii)(g)      Armstrong World Industries, Inc.'s Employment Protection
                    Plan for Salaried Employees of Armstrong World Industries,
                    Inc., as amended, is incorporated by reference herein from Armstrong World Industries, Inc.'s 1994 Annual Report on
                    Form 10-K wherein it appeared as Exhibit 10(iii)(g). *

No. 10(iii)(h)      Armstrong World Industries, Inc.'s Restricted Stock Plan For
                    Non-employee Directors, as amended, is incorporated by reference herein from Armstrong World Industries, Inc.'s
                    1996 Annual Report on Form 10-K wherein it appeared as
                    Exhibit 10(iii)(h). *

No. 10(iii)(i)      Armstrong World Industries, Inc.'s Severance Pay Plan for
                    Salaried Employees, as amended October 31, 2000. *

No. 10(iii)(j)      Armstrong World Industries, Inc.'s 1999 Long Term Stock
                    Incentive Plan is incorporated by reference herein from Armstrong World Industries, Inc.'s 1999 Annual Report on
                    Form 10-K wherein it appeared as Exhibit 10(iii)(j).*

No. 10(iii)(k)      Form of Agreement between Armstrong World Industries, Inc.
                    and certain of its Executive Officers, together with a
                    schedule identifying those executives and the material differences among the agreements to which each executive is a party. *

No. 10(iii)(l)      Agreement between Armstrong Holdings, Inc. and Michael D.
                    Lockhart, dated August 7, 2000 is incorporated by reference herein from Armstrong Holdings, Inc. and Armstrong World
                    Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, wherein it appeared as
                    Exhibit 10(e). *

No. 10(iii)(m)      Form of Indemnification Agreement between Armstrong
                    Holdings, Inc., Armstrong World Industries, Inc. and certain of its Directors and Officers, together with a schedule identifying those Directors and Officers, is incorporated by reference herein from Armstrong Holdings, Inc. and Armstrong
                    World Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, wherein it appeared as
                    Exhibit 10(iii)(a). *

No. 10(iii)(n)      Amended and Restated Employment and Consulting Agreement
                    between Armstrong Holdings, Inc., Armstrong World
                    Industries, Inc. and George A. Lorch dated February 2001. *

No. 10(iii)(o)      Form of Indemnification Agreement between Armstrong
                    Holdings, Inc. and certain of its Directors and Officers dated October 20, 2000, together with a schedule identifying those Directors and Officers and the material differences among the agreements to which each executive is a party. *

No. 10(iii)(p)      Form of Indemnification Agreement between Armstrong World
                    Industries, Inc. and certain of its Directors and Officers, together with a schedule identifying those Directors and Officers dated October 20, 2000 and the material differences among the agreements to which each executive is a party. *

No. 10(iii)(q)      Armstrong World Industries, Inc.'s Bonus Replacement
                    Retirement Plan, dated as of January 1, 1998, as amended, is incorporated by reference herein from Armstrong World
                    Industries, Inc.'s 1998 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(m). *

No. 10(iii)(r)      Copy of Employment Agreement between the Armstrong World
                    Industries, Inc. and George A. Lorch dated as of December
                    13, 1999 is incorporated herein by reference from Armstrong
                    World Industries, Inc.'s 1999 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(n). *

No. 10(iii)(s)      Amended and Restated Employment and Consulting Agreement
                    between Armstrong Holdings, Inc., Armstrong World
                    Industries, Inc. and George A. Lorch dated August 7, 2000 and as amended October 30, 2000 is incorporated herein by reference from Armstrong Holdings, Inc. and Armstrong World

                    Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as
                    Exhibit 10(c). *

No. 10(iii)(t)      Employment Agreement between Armstrong Holdings, Inc. and
                    Michael D. Lockhart dated August 7, 2000 is incorporated herein by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.'s Quarterly Report on Form
                    10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(a). *

No. 10(iii)(u)      Employment Agreement between Armstrong Holdings, Inc. and
                    Frank A. Riddick, III dated August 7, 2000 is incorporated herein by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.'s Quarterly Report on Form
                    10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(b). *

No. 10(iii)(v)      Employment Agreement between Triangle Pacific Corp. and
                    Armstrong World Industries, Inc. and Frank A. Riddick, III dated November 14, 2000. *

No. 10(iii)(w)      Amendment to Employment Agreement between Armstrong
                    Holdings, Inc. and Frank A. Riddick, III dated November 14,
                    2000. *

No. 10(iii)(x)      Employment Agreement between Armstrong World Industries,
                    Inc. and Marc R. Olivie dated October 1, 2000. *

No. 10(iii)(y)      Armstrong Holdings, Inc.'s Stock Award Plan is incorporated by reference herein from Armstrong Holdings, Inc.'s registration statement on form S-8 filed August 16, 2000, wherein it appeared as Exhibit 4.1. *

No. 10(iii)(z)      Terms of Restricted Stock for Stock Option Exchange Program
                    Offered to Employees and Schedule of Participating Officers is incorporated by reference herein from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(i). *

No. 10(iii)(aa)     Management Services Agreement between Armstrong Holdings,
                    Inc. and Armstrong World Industries, Inc., dated August 7,
                    2000 is incorporated by reference herein from Armstrong
                    Holdings, Inc. and Armstrong World Industries, Inc.'s
                    Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 2000 wherein it appeared as Exhibit 10(g). *

No. 10(iii)(bb)     Agreement between Armstrong Holdings, Inc. and Armstrong
                    World Industries, Inc. and Triangle Pacific Corp. dated
                    November 14, 2000. *

No. 10(iii)(cc)     Stock Option Surrender Agreement between Armstrong Holdings,
                    Inc. and George A. Lorch, dated September 25, 2000 is incorporated by reference herein from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(d). *

No. 11(a)           Computation for basic earnings.

No. 11(b)           Computation for diluted earnings per share.

No. 21 List of Armstrong Holdings, Inc. and Armstrong World Industries, Inc.'s domestic and foreign subsidiaries.

No. 23              Consent of Independent Auditors.

No. 24              Powers of Attorney and authorizing resolutions.

                    * Compensatory Plan