Form 10-Q
period 2001-03-31
ARMSTRONG WORLD INDUSTRIES INC
filed 2001-05-08
CIK 7431

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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
                                                   -----------------------------

Armstrong World Industries, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore participating in the filing of this form in the reduced disclosure format permitted by such Instructions.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes  X               No_____
                                     ------


Number of shares of Armstrong Holdings, Inc.'s common stock outstanding as of April 30, 2001 - 40,818,066

                         Part 1 - Financial Information
                         ------------------------------

Item 1 - Financial Statements
-----------------------------

                   Armstrong Holdings, Inc., and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                     (in millions, except per share amounts)
                                    Unaudited



                                                                                             Three Months Ended
                                                                                                  March 31
                                                                                             ------------------
                                                                                           2001              2000
                                                                                         -------           -------
Net sales                                                                                $ 716.5           $ 735.3
Cost of goods sold                                                                         538.1             527.5
                                                                                         -------           -------
Gross profit                                                                               178.4             207.8

Selling, general and administrative expenses                                               130.7             139.1
Restructuring and reorganization charges                                                     5.4                 -
Goodwill amortization                                                                        5.7               6.0
Equity (earnings) from affiliates, net                                                      (4.4)             (4.7)
                                                                                         -------           -------
Operating income                                                                            41.0              67.4

Interest expense (unrecorded contractual interest of $21.4 in 2001)                          3.1              25.9
Other (income) expense, net                                                                 (3.9)              0.6
                                                                                         -------           -------
Earnings from continuing operations before Chapter 11 reorganization costs
    and income tax expense                                                                  41.8              40.9
Chapter 11 reorganization costs, net                                                         3.0                 -
                                                                                         -------           -------
Earnings from continuing operations before income tax expense                               38.8              40.9
Income tax expense                                                                          15.2              15.9
                                                                                         -------           -------
Earnings from continuing operations                                                      $  23.6           $  25.0
                                                                                         -------           -------

Income from discontinued operations, net of tax of $2.9                                        -               5.7
Net loss on expected disposal of discontinued operations, net of tax of $0.0                (3.3)                -
                                                                                         -------           -------
Earnings (loss) from discontinued operations                                                (3.3)              5.7
                                                                                         -------           -------

Net earnings                                                                             $  20.3           $  30.7
                                                                                         =======           =======

Earnings per share of common stock, continuing operations:
  Basic                                                                                  $  0.58           $  0.62
  Diluted                                                                                $  0.58           $  0.62

Earnings per share of common stock, discontinued operations:
  Basic                                                                                  $     -           $  0.14
  Diluted                                                                                $     -           $  0.14

Loss per share of common stock, loss on expected disposal of discontinued
operations:
  Basic                                                                                  $ (0.08)          $     -
  Diluted                                                                                $ (0.08)          $     -

Net earnings per share of common stock:
  Basic                                                                                  $  0.50           $  0.77
  Diluted                                                                                $  0.50           $  0.76

Average number of common shares outstanding:
  Basic                                                                                     40.4              40.1
  Diluted                                                                                   40.8              40.3


See accompanying notes to the unaudited condensed consolidated financial statements beginning on page 6.

                   Armstrong Holdings, Inc., and Subsidiaries
                      Condensed Consolidated Balance Sheets
                     (amounts in millions except share data)

                                                                                Unaudited
             Assets                                                           March 31, 2001     December 31, 2000
             ------                                                           --------------     -----------------
Current assets:
       Cash and cash equivalents                                                    $134.1               $156.5
       Accounts and notes receivable, net                                            373.8                316.5
       Inventories, net                                                              363.2                340.2
       Deferred income taxes                                                           9.5                  9.8
       Net assets of discontinued operations                                          48.4                 48.6
       Other current assets                                                           84.3                 72.4
                                                                                ----------           ----------
               Total current assets                                                1,013.3                944.0

Property, plant and equipment, less accumulated depreciation and
       amortization of $1,021.6 and $1,006.4, respectively                         1,233.4              1,253.5

Insurance receivable for asbestos-related liabilities, noncurrent                    230.1                236.1
Investment in affiliates                                                              36.4                 37.3
Goodwill, net                                                                        836.0                846.0
Other intangibles, net                                                                90.1                 91.9
Deferred income tax assets, noncurrent                                                14.5                 22.5
Other noncurrent assets                                                              455.5                443.3
                                                                                ----------           ----------
               Total assets                                                       $3,909.3             $3,874.6
                                                                                ==========           ==========

       Liabilities and Shareholders' Equity
       ------------------------------------
Current liabilities:
       Short-term debt                                                               $11.3                $16.6
       Current installments of long-term debt                                          6.9                  8.1
       Accounts payable and accrued expenses                                         266.9                238.0
       Income taxes                                                                   36.8                 28.5
                                                                                ----------           ----------
               Total current liabilities                                             321.9                291.2
                                                                                ----------           ----------

Liabilities subject to compromise                                                  2,375.5              2,385.2

Long-term debt, less current installments                                             54.7                 56.8
Postretirement and postemployment benefit liabilities                                243.9                243.6
Pension benefit liabilities                                                          149.0                154.7
Other long-term liabilities                                                           68.0                 71.1
Minority interest in subsidiaries                                                      7.0                  6.9
                                                                                ----------           ----------
               Total noncurrent liabilities                                        2,898.1              2,918.3

Shareholders' equity:
       Common stock, $1 par value per share
          Authorized 200 million shares; issued 51,878,910 shares                     51.9                 51.9
       Capital in excess of par value                                                166.3                162.2
       Reduction for ESOP loan guarantee                                            (142.2)              (142.2)
       Retained earnings                                                           1,171.8              1,151.5
       Accumulated other comprehensive loss                                          (45.5)               (45.2)
       Treasury stock                                                               (513.0)              (513.1)
                                                                                ----------           ----------
               Total shareholders' equity                                            689.3                665.1
                                                                                ----------           ----------

               Total liabilities and shareholders' equity                         $3,909.3             $3,874.6
                                                                                ==========           ==========


See accompanying notes to the unaudited condensed consolidated financial statements beginning on page 6.

                   Armstrong Holdings, Inc., and Subsidiaries
            Condensed Consolidated Statements of Shareholders' Equity
                   (amounts in millions except per share data)
                                    Unaudited

                                                                                    2001                   2000
                                                                                    ----                   ----
Common stock, $1 par value:
--------------------------
Balance at beginning of year and March 31                                         $   51.9               $   51.9
                                                                                  --------               --------

Capital in excess of par value:
------------------------------
Balance at beginning of year                                                      $  162.2               $  176.4
Stock issuances and other                                                              4.1                    4.2
                                                                                  --------               --------
Balance at March 31                                                               $  166.3               $  180.6
                                                                                  --------               --------

Reduction for ESOP loan guarantee:
---------------------------------
Balance at beginning of year                                                      $ (142.2)              $ (190.3)
Accrued compensation                                                                     -                    4.9
                                                                                  --------               --------
Balance at March 31                                                               $ (142.2)              $ (185.4)
                                                                                  --------               --------

Retained earnings:
-----------------
Balance at beginning of year                                                      $1,151.5               $1,196.2
Net earnings for three months                                                         20.3      $  20.3      30.7      $  30.7
Tax benefit on dividends paid on unallocated ESOP common shares                          -                    0.3
                                                                                  --------               --------
  Total                                                                           $1,171.8               $1,227.2
Less common stock dividends                                                              -                   19.3
                                                                                  --------               --------
Balance at March 31                                                               $1,171.8               $1,207.9
                                                                                  --------               --------

Accumulated other comprehensive income (loss):
---------------------------------------------
Balance at beginning of year                                                      $  (45.2)              $  (16.5)
  Foreign currency translation adjustments                                            (2.9)                  (5.2)
  Derivative gain, net                                                                 0.7                      -
  Minimum pension liability adjustments                                                1.9                      -
                                                                                  --------               --------
 Total other comprehensive (loss)                                                     (0.3)        (0.3)     (5.2)        (5.2)
                                                                                  --------               --------
Balance at March 31                                                               $  (45.5)              $  (21.7)
                                                                                  --------               --------

Comprehensive income                                                                            $  20.0                $  25.5
--------------------                                                                            =======                =======

Less treasury stock at cost:
---------------------------
Balance at beginning of year                                                      $  513.1               $  538.5
Stock issuance activity, net                                                          (0.1)                  (0.6)
                                                                                  --------               --------
Balance at March 31                                                               $  513.0               $  537.9
                                                                                  --------               --------

Total shareholders' equity                                                        $  689.3               $  695.4
                                                                                  ========               ========


See accompanying notes to the unaudited condensed consolidated financial statements beginning on page 6.

                  Armstrong Holdings, Inc., and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                             (amounts in millions)
                                   Unaudited

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                      2001          2000
                                                                                      ----          ----
Cash flows from operating activities:
 Net earnings                                                                        $20.3         $30.7
 Adjustments to reconcile net earnings to net cash
      used for operating activities:
  Depreciation and amortization, continuing operations                                37.3          38.6
  Depreciation and amortization, discontinued operations                               -             3.4
  Loss on expected disposal of discontinued operations                                 3.3           -
  Deferred income taxes                                                                8.3           5.0
  Equity earnings from affiliates, net                                                (4.4)         (4.7)
  Chapter 11 reorganization costs, net                                                 3.0           -
  Chapter 11 reorganization costs paid                                                (0.6)          -
  Restructuring and reorganization charges                                             5.4           -
  Restructuring and reorganization payments                                           (4.3)         (1.8)
  Payments for asbestos-related claims, net of recoveries                              -           (36.5)
  Decrease in net assets of discontinued operations                                    0.2           3.1
Changes in operating assets and liabilities net of effects of reorganizations, restructuring and dispositions
  Increase in receivables                                                            (63.5)        (42.6)
  Increase in inventories                                                            (30.3)        (23.3)
  (Increase)/decrease in other current assets                                         (6.4)         15.0
  Increase in other noncurrent assets                                                (13.1)        (20.1)
  Increase/(decrease) in accounts payable and accrued expenses                        37.6         (55.0)
  Increase in income taxes payable                                                     6.6           1.3
  Increase/(decrease) in other long-term liabilities                                  (2.8)         16.0
  Other, net                                                                           2.8          (1.1)
                                                                                  --------       -------
Net cash used for operating activities                                                (0.6)        (72.0)
                                                                                  --------       -------

Cash flows used for investing activities;
  Purchases of property, plant and equipment, continuing operations                  (19.9)        (28.1)
  Purchases of property, plant and equipment, discontinued operations                 (1.1)         (2.7)
  Investment in computer software                                                     (1.9)         (1.8)
  Distributions from equity affiliates                                                 5.0           5.0
  Other, net                                                                           0.5           2.3
                                                                                  --------       -------
Net cash used for operating activities                                               (17.4)        (25.3)
                                                                                  --------       -------

Cash flows from financing activities;
  Increase/(decrease) in short-term debt, net                                         (4.3)        117.6
  Payments of long-term debt                                                          (3.2)         (4.3)
  Cash dividends paid                                                                  -           (19.3)
  Purchase of common stock for the treasury, net                                       -            (1.3)
  Proceeds from exercised stock options                                                -             0.1
  Other, net                                                                           4.6           1.5
                                                                                  --------       -------
Net cash provided by (used for) financing activites                                   (2.9)         94.3
                                                                                  --------       -------
Effect of exchange rate changes on cash and cash equivalents                          (1.5)         (1.8)
                                                                                  --------       -------
Net decrease in cash and cash equivalents                                           ($22.4)        ($4.8)
Cash and cash equivalents at beginning of year                                      $156.5         $17.2
                                                                                  --------       -------
Cash and cash equivalents at end of period                                          $134.1         $12.4
                                                                                  ========       =======

See accompanying notes to the unaudited condensed consolidated financial statements beginning on page 6.

Note 1. BASIS OF PRESENTATION
-----------------------------
Armstrong World Industries, Inc. ("AWI") is a Pennsylvania corporation incorporated in 1891, which together with its subsidiaries is referred to here as "Armstrong". Armstrong Holdings, Inc. (sometimes referred to as "AHI") is the publicly-held parent holding company of Armstrong. AHI became the parent company of Armstrong on May 1, 2000, following AWI shareholder approval of a plan of exchange under which each share of AWI was automatically exchanged for one share of AHI. AHI was formed for purposes of the share exchange and holds no other significant assets or operations apart from AWI and AWI's subsidiaries. Stock certificates that formerly represented shares of AWI were automatically converted into certificates representing the same number of shares of AHI. The publicly-held debt of AWI was not affected in the transaction.

The accompanying condensed consolidated financial statements contain the financial results of AHI. Financial statements of Armstrong are shown due to the existence of publicly-traded debt. Since AHI was not a publicly traded company and had no operations prior to May 1, 2000, the first quarter of 2000 results of operations and financial condition of Armstrong are used for comparative purposes. See Note 12 for discussion of the financial statement differences between Armstrong Holdings, Inc. and Armstrong World Industries, Inc.

Operating results for the first quarter of 2001, compared with the corresponding period of 2000 included in this report, are unaudited. However, these condensed consolidated financial statements have been reviewed by AHI's independent public accountants in accordance with established professional standards and procedures for a limited review of interim financial information.

In February 2001, AHI determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001 entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. Starting with the fourth quarter of 2000, this segment has been classified as a discontinued operation. Prior year balances and results have been reclassified to reflect the net assets and results of discontinued operations.

In the fourth quarter of 2000, AHI applied the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-010, "Accounting for Shipping and Handling Fees and Costs". Consequently, approximately $31.7 million of first quarter 2000 shipping and handling costs have been reclassified from net sales to cost of goods sold. This change had no effect on gross margins or retained earnings as of any date.

In accordance with EITF Issue No. 00-014, "Accounting for Certain Sales Incentives", AHI reclassified certain sales incentives from Selling, General and Administrative ("SG&A") expense to net sales (reducing both) by $0.3 million in the first quarter of 2000. In accordance with EITF Issue No. 00-022, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future," AHI reclassified sales volume incentives from SG&A expense to net sales (reducing both) by $6.7 million in the first quarter of 2000.

The accounting policies used in preparing these statements are the same as those used in preparing AHI's consolidated financial statements for the year ended December 31, 2000. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in AHI's Form 10-K for the fiscal year ended December 31, 2000. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings. The first quarters of the wood products segment ended on March 31, 2001 and April 1, 2000. No events occurred between March 31, 2000 and April 1, 2000 materially affecting AHI's financial position or results of operations.

Note 2. CHAPTER 11 REORGANIZATION
---------------------------------
Proceedings under Chapter 11
----------------------------
On December 6, 2000, AWI, the major operating subsidiary of AHI, filed a voluntary petition for relief ("the Filing") under Chapter 11 of the U.S. Bankruptcy Code ("the Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Court") in order to use the court-supervised reorganization process to achieve a resolution of its asbestos liability. Also filing under Chapter 11 were two of Armstrong's wholly-owned subsidiaries, Nitram Liquidators, Inc. ("Nitram") and Desseaux Corporation of North America, Inc. ("Desseaux," and together with AWI and Nitram, the "Debtors"). The

Chapter 11 cases are being jointly administered under case numbers 00-4469, 00-4470, and 00-4471 (the "Chapter 11 Case").

AWI is operating its business and managing its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. Pursuant to the provisions of the Bankruptcy Code, AWI is not permitted to pay any claims or obligations which arose prior to the Filing date (prepetition claims) unless specifically authorized by the Court. Similarly, claimants may not enforce any claims against AWI that arose prior to the date of the Filing unless specifically authorized by the Court. In addition, as a debtor-in-possession, AWI has the right, subject to the Court's approval, to assume or reject any executory contracts and unexpired leases in existence at the date of the Filing. Parties having claims as a result of any such rejection may file claims with the Court which will be dealt with as part of the Chapter 11 Case.

Two creditors' committees, one representing asbestos claimants and the other representing other unsecured creditors, have been appointed in the Chapter 11 Case. In accordance with the provisions of the Bankruptcy Code they have the right to be heard on matters that come before the Court in the Chapter 11 Case.

It is AWI's intention to address all of its prepetition claims, including all asbestos-related claims, in a plan of reorganization in its Chapter 11 Case. At this juncture, it is impossible to predict with any degree of certainty how such a plan will treat such claims and the impact AWI's Chapter 11 Case and any reorganization plan will have on the shares of common stock of AWI, all of which are held by AHI and, along with AWI's operating subsidiaries, are the only material asset of AHI. Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan which permits holders of equity interests to participate. The formulation and implementation of a plan of reorganization in the Chapter 11 Case could take a significant period of time. Currently, AWI has the exclusive right to file a plan of reorganization until October 5, 2001, and this date may be further extended by the Court.

Bar Date for Filing Claims
--------------------------
In connection with the Chapter 11 Cases, the Court has set August 31, 2001 as the last date by which holders of prepetition claims against the Debtors must file their claims. Any holder of a claim that is required to file a claim by such deadline and does not do so will be barred from asserting such claim against any of the Debtors and will not participate in any distribution in any of the Chapter 11 Cases on account of such claim. This deadline to file claims does not apply to asbestos-related personal injury claims (other than a claim for contribution, indemnity, reimbursement, or subrogation). A bar date for asbestos-related personal injury claims has not been set.

Financing
---------
As of March 31, 2001, AWI had no outstanding debt borrowings under its $300 million debtor-in-possession credit facility (the "DIP Facility") and AWI had $87.5 million of cash and cash equivalents in addition to cash held by its non-debtor subsidiaries. AWI believes that the DIP Facility, together with cash generated from operations, will be more than adequate to address its liquidity needs. Borrowings under the DIP Facility, if any, will constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact
-----------------
AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. AHI has implemented this guidance in the accompanying condensed consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. See
Note 4 for detail of the liabilities subject to compromise at March 31, 2001 and December 31, 2000. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI's prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI's asbestos liability is also recorded in liabilities subject to compromise. See
Note 10 for further discussion of AWI's asbestos liability.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs. Accordingly, AWI recorded a total of $3.0 million as Chapter 11 reorganization costs in the first three months of 2001, consisting of:


                                                              ($ millions)
                                                              ------------
Professional fees                                                   $ 5.8
Interest income, post petition                                       (1.7)
Reductions to prepetition liabilities                                (1.9)
Other expenses directly related to bankruptcy, net                    0.8
                                                                 --------
Total Chapter 11 reorganization costs, net                           $3.0
                                                                     ====

Professional fees represent legal and financial advisory expenses directly related to the Filing.

Interest income in the above table is from short-term investments of cash earned by AWI subsequent to the Filing.

Reductions to prepetition liabilities represent the difference between the prepetition invoiced amount and the actual cash payment made to certain vendors due to negotiated settlements. These payments of prepetition obligations were made pursuant to authority granted by the Court.

As a result of the Filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession, AWI may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the condensed consolidated financial statements.

Note 3. DISCONTINUED OPERATIONS
-------------------------------
In February 2001, AHI determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001 entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. Negotiations are still ongoing with the private equity investor at this time. AHI expects to conclude negotiations sometime in the second quarter of 2001 and will then be able to establish a likely closing date. Starting with the fourth quarter of 2000, this segment has been classified as a discontinued operation. Prior year balances and results have been reclassified to reflect the net assets and results of discontinued operations. Based on the expected net realizable value of the business, AHI recorded a pretax net loss of $30.3 million in the fourth quarter of 2000, $19.5 million net of tax benefit. AHI also recorded an additional loss of $3.3 million (with no tax benefit) in the first quarter of 2001, as a result of price adjustments resulting from the ongoing negotiations.

The following comprises the net assets of discontinued operations as of March 31, 2001 and December 31, 2000

    (amounts in millions)                     March 31, 2001   December 31, 2000
                                              --------------   -----------------
    Cash                                           $ 2.8              $ 2.6
    Accounts receivable, net                        46.3               52.5
    Inventories, net                                64.1               59.7
    Property plant and equipment, net               63.0               67.5
    Short-term and long-term debt                  (23.2)             (29.8)
    Accounts payable and accrued expenses          (47.6)             (54.0)
    Pension liabilities                             (3.3)              (3.3)
    Other, net                                     (15.9)             (12.1)
    Adjustment to net realizable value             (37.8)             (34.5)
                                                  ------             ------
    Net assets of discontinued operations         $ 48.4            $  48.6
                                                  ======            =======

Note 4. LIABILITIES SUBJECT TO COMPROMISE
-----------------------------------------
As a result of AWI's Chapter 11 filing (see Note 2), pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the condensed consolidated balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI's prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of AHI subsidiaries not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI's asbestos liability is also recorded in liabilities subject to compromise. See Note 10 for further discussion of AWI's asbestos liability.

Liabilities subject to compromise at March 31, 2001 and December 31, 2000 are as follows:

(amounts in millions)                                 March 31,     December 31,
                                                         2001           2000
                                                         ----           ----
Debt (at face value)                                   $ 1,400.7      $ 1,400.4
Asbestos-related liability                                 690.6          690.6
Prepetition trade payables                                  54.1           60.1
Prepetition other payables and accrued interest             72.4           76.4
ESOP loan guarantee                                        157.7          157.7
                                                           -----          -----
Total liabilities subject to compromise                $ 2,375.5      $ 2,385.2
                                                       =========      =========

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

Note 5. INDUSTRY SEGMENTS
-------------------------
(amounts in millions)                                  Three months
                                                      ended March 31
Net sales to external customers                    2001              2000
-------------------------------                    ----              ----
Floor coverings                                   $291.1            $316.5
Building products                                  216.4             198.9
Wood products                                      209.0             219.9
                                                   -----             -----
Total sales to external customers                $ 716.5           $ 735.3
                                                 =======           =======

                                                       Three months
                                                      ended March 31
Segment operating income (loss)                     2001              2000
-------------------------------                     ----              ----
Floor coverings                                    $20.2             $28.0
Building products                                   18.5              25.7
Wood products                                        9.7              17.9
All other                                             -                0.2
                                                 -------            ------
Total segment operating income                      48.4              71.8
Unallocated corporate (expense)                     (7.4)             (4.4)
                                                 ---------            -----
Total consolidated operating income              $  41.0            $ 67.4
                                                 =======            ======

                                                  March 31,       December 31,
Segment assets                                      2001              2000
--------------                                      ----              ----
Floor coverings                                  $1,023.7            $981.0
Building products                                   557.3             568.5
Wood products                                     1,366.4           1,358.6
All other                                            16.1              16.1
                                                  -------          --------
Total segment assets                              2,963.5           2,924.2
Assets not assigned to business units               945.8             950.4
                                                  -------             -----
Total consolidated assets                       $ 3,909.3         $ 3,874.6
                                                =========         =========

Note 6.  INVENTORY
------------------

(amounts in millions)                  March 31, 2001      December 31, 2000
---------------------                  --------------      -----------------
Finished goods                              $ 231.2               $ 208.9
Goods in process                               41.4                  39.6
Raw materials and supplies                    144.3                 143.5
Less LIFO and other reserves                  (53.7)                (51.8)
                                              ------                ------
Total inventories, net                      $ 363.2               $ 340.2
                                            =======               =======

Note 7. RESTRUCTURING AND OTHER ACTIONS
---------------------------------------
The following table summarizes activity in the reorganization and restructuring accruals for the first three months of 2001 and 2000:

                                        Beginning         Cash                                        Ending
(amounts in millions)                    balance        payments       Charges        Other           balance
                                         -------        --------       -------        -----           -------
2001                                      $21.4          ($4.3)         $3.8         ($0.6)            $20.3
2000                                       12.1           (1.8)          -            (0.2)             10.1

A $5.4 million pretax restructuring charge was recorded in the first quarter of 2001. The charge related to severance and enhanced retirement benefits for more than 50 corporate and line-of-business salaried staff positions, as a result of streamlining the organization, to reflect staffing needs for current business conditions. This streamlining is expected to result in lower selling, general and administrative expenses of approximately $4.9 million per year. Of the $5.4 million, $1.6 million represented a non-cash charge for enhanced retirement benefits, which is accounted for as a reduction of the prepaid pension asset.

The amount in "other" is primarily related to foreign currency translation.

Most of the remaining balance at March 31, 2001 relates to terminated employees with extended payouts, the majority of which will be paid during 2001, and two noncancelable operating leases, which extend through 2005 and 2017.

Note 8. DERIVATIVE FINANCIAL INSTRUMENTS
----------------------------------------
Effective January 1, 2001, AHI adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting FAS 133 as of January 1, 2001 was not material to AHI's financial statements.

AHI is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices that could impact its results of operations and financial condition. AHI uses financial instruments, including fixed and variable rate debt, as well as swap, forward and option contracts to finance its operations and to hedge interest rate, currency and commodity exposures. AHI continuously monitors developments in the capital markets and only enters into currency and swap transactions with established counter-parties having investment-grade ratings. Swap, forward and option contracts are entered into for periods consistent with underlying exposure and do not constitute positions independent of those exposures. AHI uses derivative financial instruments as risk management tools and not for speculative trading purposes.

Interest Rate Risk - Due to AWI's Chapter 11 Filing, all affected debt has been
------------------
classified as liabilities subject to compromise. All such debt will be addressed in the context of the Chapter 11 Case and during the pendency thereof, AWI does not expect to pay any principal, interest or other payments in respect thereof. However, AHI also has post-petition debt and debt of entities that were not a part of the Chapter 11 filing. AHI managed its ratio of fixed to floating rate debt with the objective of achieving a mix that management believed to be appropriate. To manage this mix in a cost-effective manner, AHI, from time to time, entered into interest rate swap agreements, in which it agreed to exchange various combinations of fixed and/or variable interest rates based on agreed-upon notional amounts. At December 31, 2000, AHI maintained a $20 million interest rate swap. AHI received a fixed rate and paid a floating rate on this swap. This interest rate swap agreement was terminated by the counter-party on February 26, 2001. This agreement was classified as a fair value hedge, and its impact on reported earnings was a $0.6 million gain in the first quarter of 2001, which was recorded within Chapter 11 reorganization costs.

Currency Rate Risk - AHI manufactures and sells its products in a number of
------------------
countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. To a large extent, AHI's global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. At March 31, 2001, AHI's major foreign currency exposures are to the Canadian dollar, the euro and the British pound.

AHI has used foreign currency forward exchange contracts and purchased options to reduce its exposure to the risk that the eventual net cash inflows and outflows, resulting from the sale of product to foreign customers and purchases from foreign suppliers, will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. These transactions allow AHI to further reduce its overall exposure to exchange rate movements, since the gains and losses on these contracts offset losses and gains on the transactions being hedged. Gains and losses on these instruments are deferred in other comprehensive income until the underlying transaction is recognized in earnings. The net fair value of these instruments at March 31, 2001 was a $1.0 million asset, all of which is expected to be charged to earnings in the next twelve months. The earnings impact is reported in either net sales or cost of goods sold to match the underlying transaction being hedged. The earnings impact of these hedges was immaterial during the first quarter of 2001.

AHI also uses foreign currency forward exchange contracts to hedge exposures created by cross-currency inter-company loans. The underlying inter-company loans are classified as short-term and translation adjustments related to these loans are recorded in other income. The related derivative contracts are classified as fair value hedges and the offsetting gains and losses on these contracts are also recorded in other income. The fair value of these instruments at March 31, 2001 was a $2.7 million asset, all of which is expected to be charged to earnings in the next twelve months. The earnings impact of these hedges, recorded in other income, was a $7.3 million gain during the first quarter of 2001 which substantially offsets the first quarter 2001 translation adjustment of the underlying inter-company loans.

Commodity Price Risk - AHI purchases natural gas for use in the manufacture of
--------------------
many of its products and, as a result, is exposed to movements in the price of natural gas. AHI has a policy of minimizing cost volatility by purchasing natural gas forward and option contracts. These market instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying products are sold. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of products sold immediately. The fair value of these instruments at March 31, 2001 was a $2.0 million asset, all of which is expected to be charged to earnings in the next twelve months. The earnings impact of these hedges, recorded in cost of goods sold, was a $2.2 million expense during the first quarter of 2001. The earnings impact of the ineffective portion of these hedges was immaterial during the first quarter of 2001.

Note 9. SUPPLEMENTAL CASH FLOW INFORMATION
------------------------------------------
(amounts in millions)                                     Three Months Ended
                                                               March 31
                                                          2001         2000
                                                          ----         ----
Interest paid                                            $ 0.7        $ 25.3
Income taxes paid (refunded), net                       ($ 0.4)        $ 9.9

Note 10. OVERVIEW OF ASBESTOS-RELATED LEGAL PROCEEDINGS
-------------------------------------------------------
Asbestos-related Litigation
---------------------------
The following is a summary update of asbestos-related litigation; see Item 3 of Armstrong's 2000 Form 10-K filing for additional information.

AWI is a defendant in personal injury claims and property damage claims related to asbestos containing products. On December 6, 2000, AWI filed a voluntary petition for relief ("the Filing") under Chapter 11 of the U.S. Bankruptcy Code to use the court supervised reorganization process to achieve a fair and final resolution of its asbestos liability. See Note 2 for further discussion.

Asbestos Claims
---------------
Before filing for relief under the Bankruptcy Code, AWI pursued broad-based settlements of claims through the Center for Claims Resolution (the "Center"). The Center had reached Strategic Settlement Program ("SSP") agreements with law firms that covered approximately 130,000 claims that named AWI as a defendant. As a result of the Filing, AWI's obligations with respect to these settlements will be determined in its Chapter 11 Case.

Due to the Filing, holders of asbestos claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against AWI. In addition, AWI ceased making payments with respect to asbestos claims, including payments pursuant to the outstanding SSP agreements. A separate creditors' committee representing the interests of asbestos claimants has been appointed in the Chapter 11 Case.

AWI's present and future asbestos liability will be addressed in its Chapter 11 Case rather than through the Center and a multitude of lawsuits in different jurisdictions throughout the U.S. AWI believes that the Chapter 11 process provides it with the opportunity to comprehensively address its asbestos liability in one forum. It is anticipated that all present and future asbestos claims will be resolved in the Chapter 11 Case, which could take several years.

Asbestos-Related Personal Injury Liability
------------------------------------------
In evaluating its estimated asbestos-related personal injury liability prior to the Filing, AWI reviewed, among other things, recent and historical settlement amounts, the incidence of past and recent claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it and the status and results of broad-based settlement discussions. Based on this review, AWI estimated its cost to defend and resolve probable asbestos-related personal injury claims. This estimate was highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that could affect the range of the liability.

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

As of September 30, 2000, AWI's estimate of its asbestos-related liability that was probable and estimable through 2006 ranged from $758.8 million to $1,363.3 million. AWI concluded that no amount within that range was more likely than any other and, therefore, reflected $758.8 million as a liability in the condensed consolidated financial statements in accordance with generally accepted accounting principles. Due to the increased uncertainty created as a result of the Filing, no change has been made to the previously recorded liability except to record payments of $68.2 million against that accrual in October and November 2000. The asbestos-related liability balance recorded at March 31, 2001 and December 31, 2000 is $690.6 million, which is recorded in liabilities subject to compromise. It is reasonably possible, however, that the actual liability could be significantly higher than the recorded liability. As the Chapter 11 Case proceeds there should be more clarity as to the extent of the liability.

Collateral Requirements
-----------------------
During 2000, AWI had secured a bond for $56.2 million to meet minimum collateral requirements established by the Center with respect to asbestos claims asserted against AWI. On October 27, 2000, the insurance company that underwrote the surety bond informed AWI and the Center of its intention not to renew the surety bond effective February 28, 2001. On February 6, 2001, the Center advised the surety of the Center's demand for payment of the face value of the bond. The surety filed a motion with the Court seeking to restrain the Center from drawing on the bond. The motion was not granted. On March 28, 2001, the surety filed an amended complaint in the Court seeking similar relief. The Center has filed a motion to dismiss the amended complaint. The Court has not yet ruled on the Center's motion or the complaint. In addition, on April 27, 2001, AWI filed a complaint and a motion with the Court seeking an order, among other things, enjoining the Center from drawing on the bond or, in the event the Center is permitted to draw on the bond, requiring that the proceeds of any such draw be deposited into a Court-approved account subject to further order of the Court. The Court has not yet ruled on these matters.

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

Insurance Recovery Proceedings
------------------------------
A substantial portion of AWI's primary and excess remaining insurance asset is nonproducts (general liability) insurance for personal injury claims, including among others, those that involve alleged exposure during AWI's installation of asbestos insulation materials. AWI has entered into settlements with a number of the carriers resolving its coverage issues. However, an alternative dispute resolution ("ADR") procedure is under way against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and includes defense costs in addition to limits.

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the third quarter of 2000, it was determined that a new trial judge should be selected for the ADR. A new trial judge has been selected but the new judge is not scheduled to hear motions until June 2001. It is uncertain at this time if the new proceedings will have any impact on the preliminary decisions of the initial phases of the ADR.

One of the carriers has been experiencing financial difficulties, which could affect its ability to pay any ultimate judgment. AWI will continue to assess this situation and will adjust its recorded asset when and if it determines that the insurance receivable related to this carrier is no longer probable of recovery.

Insurance Asset
---------------
An insurance asset in respect of asbestos personal injury claims in the amount of $268.3 million is recorded as of March 31, 2001 and December 31, 2000. Of the total recorded asset at March 31, 2001, approximately $78.2 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI's belief in the availability of insurance in this amount, based upon AWI's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process that is in the trial phase of binding arbitration. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (a former AWI subsidiary that was sold in August 1969) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $85 million of the $268.3 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the liability and could decrease if the final amount of the liability decreases. Of the $268.3 million asset, $38.2 million has been recorded as a current asset as of March 31, 2001 reflecting management's estimate of the minimum insurance payments to be received in the next 12 months.

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

Cash Flow Impact
----------------
As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related claims in the first quarter of 2001. In the first quarter of 2000, AWI paid $36.5 million for asbestos-related claims. AWI did not receive any asbestos-related insurance recoveries during the first quarter of 2001 or 2000. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI may continue to receive insurance proceeds under the terms of various settlement agreements.

Conclusion
----------
Many uncertainties exist surrounding the financial impact of AWI's involvement with asbestos litigation. These uncertainties include the impact of the Filing and the Chapter 11 process, the number of future claims to be filed, the impact of any potential legislation, the impact of the ADR proceedings on the insurance asset and the financial condition of AWI's insurance carriers. AWI has not revised its previously recorded liability for asbestos-related personal injury claims or its previously recorded insurance asset. AWI will continue to review its asbestos-related liability periodically, although it is likely that no changes will be made to the liability until later in the Chapter 11 Case as significant developments arise. It is reasonably possible that AWI's total exposure to asbestos-related personal injury claims may be significantly different than the recorded liability. Any adjustment to the estimated liability or insurance asset could be material to the results of operations in the period recorded.

Note 11. ENVIRONMENTAL LIABILITIES
----------------------------------
Liabilities of $13.1 million and $13.5 million were recorded at March 31, 2001 and December 31, 2000, respectively, for potential environmental liabilities that AHI considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the amount of the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each individual site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $6.4 million of the March 31, 2001 and December 31, 2000 environmental liabilities are classified as prepetition liabilities subject to compromise. The estimated liabilities do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the condensed consolidated financial statements and are either available through settlement or probable of recovery through negotiation or litigation.

Actual costs to be incurred at identified sites may vary from estimates, given the inherent uncertainties in evaluating environmental liabilities. Subject to the imprecision in estimating environmental remediation costs, AHI believes that any sum it may have to pay in connection with environmental matters in excess of the amounts noted above would not have a material adverse effect on its financial condition, liquidity or results of operations, although the recording of future costs may be material to earnings in such future periods.

Note 12. DIFFERENCES BETWEEN ARMSTRONG HOLDINGS INC. AND ARMSTRONG WORLD
------------------------------------------------------------------------
         INDUSTRIES, INC.
         ----------------

The difference between the condensed consolidated financial statements is primarily due to transactions related to the formation of Armstrong Holdings, Inc. and stock activity.

Note 13. SUBSEQUENT EVENT
On April 18, 2001, the Court approved AWI's motion to reject a lease for office space that AWI had previously occupied as a tenant. However, the landlord has filed a motion to alter or amend the order approving AWI's rejection of the lease and revoke such approval. The Court has not rendered any decision with respect to the landlord's motion. AHI had recorded a liability for this lease as part of the third quarter 2000 restructuring actions and the remaining balance as of March 31, 2001 was $7.6 million. Any reversal of this liability arising as a result of rejecting the lease under Chapter 11 proceedings will be recorded in Chapter 11 reorganization costs.

Note 14. EARNINGS PER SHARE
The difference between the average number of basic and diluted common shares outstanding is due to contingently issuable shares and the effect of dilutive stock options. Earnings per share components may not add due to rounding.

                     Independent Accountant's Review Report
                     --------------------------------------

The Board of Directors and Shareholders
Armstrong Holdings, Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of Armstrong Holdings, Inc., and subsidiaries as of March 31, 2001, and the related condensed consolidated statements of earnings, cash flows and shareholders' equity for the three-month periods ended March 31, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the condensed consolidated financial statements, three of the Company's domestic subsidiaries, including Armstrong World Industries, Inc., the Company's major operating subsidiary, filed separate voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United State Bankruptcy Court on December 6, 2000. Armstrong World Industries, Inc. has also defaulted on certain debt obligations. Although these operating subsidiaries are currently operating their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court, the continuation of their businesses as going concerns is contingent upon, among other things, the ability to formulate a plan of reorganization which will gain approval of the creditors and confirmation by the Bankruptcy Court. The filing under Chapter 11 and the resulting increased uncertainty regarding the Company's potential asbestos liabilities, as discussed in Note 10 of the condensed consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Armstrong Holdings, Inc., and subsidiaries as of December 31, 2000, and the related consolidated statements of earnings, cash flows and shareholders' equity for the year then ended (not presented herein); and in our report dated February 26, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Our report dated February 26, 2001, on the consolidated financial statements of Armstrong Holdings, Inc., and subsidiaries as of and for the year ended December 31, 2000, also contains an explanatory paragraph that states that the filing under Chapter 11 and the increased uncertainty regarding the Company's potential asbestos liability raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated balance sheet as of December 31, 2000, does not include any adjustments that might result from the outcome of these uncertainties.

KPMG LLP



Philadelphia, Pennsylvania
May 4, 2001

               Armstrong World Industries, Inc., and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                              (amounts in millions)
                                    Unaudited


                                                                                          Three Months Ended
                                                                                               March 31
                                                                                               --------
                                                                                          2001          2000
                                                                                          ----          ----
Net sales                                                                                $716.5        $735.3
Cost of goods sold                                                                        538.1         527.5
                                                                                       --------      --------
Gross profit                                                                              178.4         207.8

Selling, general and administrative expenses                                              130.7         139.1
Restructuring and reorganization charges                                                    5.4           -
Goodwill amortization                                                                       5.7           6.0
Equity (earnings) from affiliates, net                                                     (4.4)         (4.7)
                                                                                       --------      --------
Operating income                                                                           41.0          67.4

Interest expense (unrecorded contractual interest of $21.4 in 2001)                         3.1          25.9
Other (income) expense, net                                                                (3.9)          0.6
                                                                                       --------      --------
Earnings from continuing operations before Chapter 11 reorganization costs
    and income tax expense                                                                 41.8          40.9
Chapter 11 reorganization costs, net                                                        3.0           -
                                                                                       --------      --------
Earnings from continuing operations before income tax expense                              38.8          40.9
Income tax expense                                                                         15.2          15.9
                                                                                       --------      --------
Earnings from continuing operations                                                       $23.6         $25.0
                                                                                       --------      --------

Income from discontinued operations, net of tax of $2.9                                     -             5.7
Net (loss) on expected disposal of discontinued operations, net of tax of $0.0             (3.3)          -
                                                                                       --------      --------
Earnings (loss) from discontinued operations                                               (3.3)          5.7
                                                                                       --------      --------

Net earnings                                                                              $20.3         $30.7
                                                                                       ========      ========

See accompanying notes to the unaudited condensed consolidated financial statements beginning on page 21.

               Armstrong World Industries, Inc., and Subsidiaries
                      Condensed Consolidated Balance Sheets
                     (amounts in millions except share data)


                                                                                   Unaudited
             Assets                                                              March 31, 2001      December 31, 2000
             ------                                                              --------------      -----------------
Current assets:
       Cash and cash equivalents                                                      $134.1               $156.5
       Accounts and notes receivable, net                                              373.8                316.5
       Inventories, net                                                                363.2                340.2
       Deferred income taxes                                                             9.5                  9.8
       Net assets of discontinued operations                                            48.4                 48.6
       Other current assets                                                             84.3                 72.3
                                                                                  ----------           ----------
               Total current assets                                                  1,013.3                943.9

Property, plant and equipment, less accumulated depreciation and
       amortization of $1,021.6 and $1,006.4, respectively                           1,233.4              1,253.5

Insurance receivable for asbestos-related liabilities, noncurrent                      230.1                236.1
Investment in affiliates                                                                36.4                 37.3
Goodwill, net                                                                          836.0                846.0
Other intangibles, net                                                                  90.1                 91.9
Deferred income tax assets, noncurrent                                                  14.5                 22.5
Other noncurrent assets                                                                455.5                443.3
                                                                                  ----------           ----------
               Total assets                                                         $3,909.3             $3,874.5
                                                                                  ==========           ==========

       Liabilities and Shareholder's Equity
       ------------------------------------

Current liabilities:
       Short-term debt                                                                 $11.3                $16.6
       Current installments of long-term debt                                            6.9                  8.1
       Accounts payable and accrued expenses                                           266.9                238.0
       Short-term amounts due to affiliates                                              4.3                  -
       Income taxes                                                                     38.3                 30.0
                                                                                  ----------           ----------
               Total current liabilities                                               327.7                292.7
                                                                                  ----------           ----------

Liabilities subject to compromise                                                    2,380.5              2,390.2

Long-term debt, less current installments                                               54.7                 56.8
Postretirement and postemployment benefit liabilities                                  243.9                243.6
Pension benefit liabilities                                                            149.0                154.7
Other long-term liabilities                                                             68.0                 71.1
Minority interest in subsidiaries                                                        7.0                  6.9
                                                                                  ----------           ----------
               Total noncurrent liabilities                                          2,903.1              2,923.3

Shareholder's equity:
       Common stock, $1 par value per share
          Authorized 200 million shares; issued 51,878,910 shares                       51.9                 51.9
       Capital in excess of par value                                                  173.4                173.4
       Reduction for ESOP loan guarantee                                              (142.2)              (142.2)
       Retained earnings                                                             1,169.4              1,149.1
       Accumulated other comprehensive loss                                            (45.5)               (45.2)
       Treasury stock                                                                 (528.5)              (528.5)
                                                                                  ----------           ----------
               Total shareholder's equity                                              678.5                658.5
                                                                                  ----------           ----------

               Total liabilities and shareholder's equity                           $3,909.3             $3,874.5
                                                                                  ==========           ==========


See accompanying notes to the unaudited condensed consolidated financial statements beginning on page 21.

               Armstrong World Industries, Inc., and Subsidiaries
            Condensed Consolidated Statements of Shareholder's Equity
                   (amounts in millions except per share data)
                                    Unaudited

                                                                                        2001                    2000
                                                                                        ----                    ----
Common stock, $1 par value:
---------------------------
Balance at beginning of year and March 31                                            $   51.9               $   51.9
                                                                                     ---------              ---------

Capital in excess of par value:
-------------------------------
Balance at beginning of year                                                         $  173.4               $  176.4
Stock issuances and other                                                                  -                     4.2
                                                                                     ---------              ---------
Balance at March 31                                                                  $  173.4               $  180.6
                                                                                     ---------              ---------

Reduction for ESOP loan guarantee:
----------------------------------
Balance at beginning of year                                                         $ (142.2)              $ (190.3)
Accrued compensation                                                                       -                     4.9
                                                                                     ---------              ---------
Balance at March 31                                                                  $ (142.2)                (185.4)
                                                                                     ---------              ---------

Retained earnings:
------------------
Balance at beginning of year                                                         $1,149.1               $1,196.2
Net earnings for three months                                                            20.3     $ 20.3        30.7     $ 30.7
Tax benefit on dividends paid on unallocated ESOP common shares                            -                     0.3
                                                                                     ---------              ---------
  Total                                                                              $1,169.4               $1,227.2
Less common stock dividends                                                                -                    19.3
                                                                                     ---------              ---------
Balance at March 31                                                                  $1,169.4               $1,207.9
                                                                                     ---------              ---------

Accumulated other comprehensive income (loss):
----------------------------------------------
Balance at beginning of year                                                         $  (45.2)              $  (16.5)
  Foreign currency translation adjustments                                               (2.9)                  (5.2)
  Derivative gain, net                                                                    0.7                     -
  Minimum pension liability adjustments                                                   1.9                     -
                                                                                     ---------              ---------
 Total other comprehensive (loss)                                                        (0.3)      (0.3)       (5.2)      (5.2)
                                                                                     ---------   --------   ---------   --------
Balance at March 31                                                                  $  (45.5)              $  (21.7)
                                                                                     ---------              ---------

Comprehensive income                                                                              $ 20.0                 $ 25.5
--------------------                                                                             ========               ========

Less treasury stock at cost:
----------------------------
Balance at beginning of year                                                         $  528.5               $  538.5
Stock issuance activity, net                                                               -                    (0.6)
                                                                                     ---------              ---------
Balance at March 31                                                                  $  528.5               $  537.9
                                                                                     ---------              ---------

Total shareholder's equity                                                           $  678.5               $  695.4
                                                                                     =========              =========

See accompanying notes to the unaudited condensed consolidated financial statements beginning on page 21.

               Armstrong World Industries, Inc., and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                              (amounts in millions)
                                    Unaudited


                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                    2001              2000
                                                                                    ----              ----
Cash flows from operating activities:
     Net earnings                                                                    $20.3             $30.7
     Adjustments to reconcile net earnings to net cash
           used for operating activities:
       Depreciation and amortization, continuing operations                           37.3              38.6
       Depreciation and amortization, discontinued operations                          -                 3.4
       Loss on expected disposal of discontinued operations                            3.3               -
       Deferred income taxes                                                           8.3               5.0
       Equity earnings from affiliates, net                                           (4.4)             (4.7)
       Chapter 11 reorganization costs, net                                            3.0               -
       Chapter 11 reorganization costs paid                                           (0.6)              -
       Restructuring and reorganization charges                                        5.4               -
       Restructuring and reorganization payments                                      (4.3)             (1.8)
       Payments for asbestos-related claims, net of recoveries                         -               (36.5)
       Decrease in net assets of discontinued operations                               0.2               3.1
Changes in operating assets and liabilities net of effects of reorganizations, restructuring and dispositions
       Increase in receivables                                                       (63.5)            (42.6)
       Increase in inventories                                                       (30.3)            (23.3)
       (Increase)/decrease in other current assets                                    (6.4)             15.0
       Increase in other noncurrent assets                                           (13.1)            (20.1)
       Increase/(decrease) in accounts payable and accrued expenses                   37.6             (55.0)
       Increase in income taxes payable                                                6.6               1.3
       Increase/(decrease) in other long-term liabilities                             (2.8)             16.0
       Other, net                                                                      2.8              (1.1)
                                                                                  --------          --------
Net cash used for operating activities                                                (0.6)            (72.0)
                                                                                  --------          --------

Cash flows used for investing activities:
     Purchases of property, plant and equipment, continuing operations               (19.9)            (28.1)
     Purchases of property, plant and equipment, discontinued operations              (1.1)             (2.7)
     Investment in computer software                                                  (1.9)             (1.8)
     Distributions from equity affiliates                                              5.0               5.0
     Proceeds from the sale of assets                                                  0.5               2.3
                                                                                  --------          --------
Net cash used for investing activities                                               (17.4)            (25.3)
                                                                                  --------          --------

Cash flows from financing activities:
     Increase/(decrease) in short-term debt, net                                      (4.3)            117.6
     Payments of long-term debt                                                       (3.2)             (4.3)
     Cash dividends paid                                                               -               (19.3)
     Purchase of common stock for the treasury, net                                    -                (1.3)
     Proceeds from exercised stock options                                             -                 0.1
     Other, net                                                                        4.6               1.5
                                                                                  --------          --------
Net cash provided by (used for) financing activities                                  (2.9)             94.3
                                                                                  --------          --------

Effect of exchange rate changes on cash and cash equivalents                          (1.5)             (1.8)
                                                                                  --------          --------

Net decrease in cash and cash equivalents                                           ($22.4)            ($4.8)
Cash and cash equivalents at beginning of year                                      $156.5             $17.2
                                                                                  --------          --------

Cash and cash equivalents at end of period                                          $134.1             $12.4
                                                                                  ========          ========

See accompanying notes to the unaudited condensed consolidated financial statements beginning on page 21.

Note 1. BASIS OF PRESENTATION
-----------------------------
Armstrong World Industries, Inc. ("AWI") is a Pennsylvania corporation incorporated in 1891, which together with its subsidiaries is referred to here as "Armstrong". Armstrong Holdings, Inc. (sometimes referred to as "AHI") is the publicly-held parent holding company of Armstrong. AHI became the parent company of Armstrong on May 1, 2000, following AWI shareholder approval of a plan of exchange under which each share of AWI was automatically exchanged for one share of AHI. AHI was formed for purposes of the share exchange and holds no other significant assets or operations apart from AWI and AWI's subsidiaries. Stock certificates that formerly represented shares of AWI were automatically converted into certificates representing the same number of shares of AHI. The publicly-held debt of AWI was not affected in the transaction.

The accompanying condensed consolidated financial statements contain the financial results of Armstrong. Financial statements of Armstrong are shown due to the existence of publicly-traded debt. See Note 12 for discussion of the financial statement differences between Armstrong Holdings, Inc. and Armstrong World Industries, Inc.

Operating results for the first quarter of 2001, compared with the corresponding period of 2000 included in this report, are unaudited.

In February 2001, Armstrong determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001 entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. Starting with the fourth quarter of 2000, this segment has been classified as a discontinued operation. Prior year balances and results have been reclassified to reflect the net assets and results of discontinued operations.

In the fourth quarter of 2000, Armstrong applied the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-010, "Accounting for Shipping and Handling Fees and Costs". Consequently, approximately $31.7 million of first quarter 2000 shipping and handling costs have been reclassified from net sales to cost of goods sold. This change had no effect on gross margins or retained earnings as of any date.

In accordance with EITF Issue No. 00-014, "Accounting for Certain Sales Incentives", Armstrong reclassified certain sales incentives from Selling, General and Administrative ("SG&A") expense to net sales (reducing both) by $0.3 million in the first quarter of 2000. In accordance with EITF Issue No. 00-022, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future," Armstrong reclassified sales volume incentives from SG&A expense to net sales (reducing both) by $6.7 million in the first quarter of 2000.

The accounting policies used in preparing these statements are the same as those used in preparing Armstrong's consolidated financial statements for the year ended December 31, 2000. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Armstrong's Form 10-K for the fiscal year ended December 31, 2000. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings. The first quarters of the wood products segment ended on March 31, 2001 and April 1, 2000. No events occurred between March 31, 2000 and April 1, 2000 materially affecting Armstrong's financial position or results of operations.

Note 2. CHAPTER 11 REORGANIZATION
---------------------------------
Proceedings under Chapter 11
----------------------------
On December 6, 2000, AWI, the major operating subsidiary of AHI, filed a voluntary petition for relief ("the Filing") under Chapter 11 of the U.S. Bankruptcy Code ("the Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Court") in order to use the court-supervised reorganization process to achieve a resolution of its asbestos liability. Also filing under Chapter 11 were two of Armstrong's wholly-owned subsidiaries, Nitram Liquidators, Inc. ("Nitram") and Desseaux Corporation of North America, Inc. ("Desseaux," and together with AWI and Nitram, the "Debtors"). The Chapter 11 cases are being jointly administered under case numbers 00-4469, 00-4470, and 00-4471 (the "Chapter 11 Case").

AWI is operating its business and managing its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. Pursuant to the provisions of the Bankruptcy Code, AWI is not permitted to pay any claims or obligations which arose prior to the Filing date (prepetition claims) unless specifically authorized by the Court. Similarly, claimants may not enforce any claims against AWI that arose prior to the date of the Filing unless specifically authorized by the Court. In addition, as a debtor-in-possession, AWI has the right, subject to the Court's approval, to assume or reject any executory contracts and unexpired leases in existence at the date of the Filing. Parties having claims as a result of any such rejection may file claims with the Court which will be dealt with as part of the Chapter 11 Case.

Two creditors' committees, one representing asbestos claimants and the other representing other unsecured creditors, have been appointed in the Chapter 11 Case. In accordance with the provisions of the Bankruptcy Code they have the right to be heard on matters that come before the Court in the Chapter 11 Case.

It is AWI's intention to address all of its prepetition claims, including all asbestos-related claims, in a plan of reorganization in its Chapter 11 Case. At this juncture, it is impossible to predict with any degree of certainty how such a plan will treat such claims and the impact AWI's Chapter 11 Case and any reorganization plan will have on the shares of common stock of AWI, all of which are held by AHI and, along with AWI's operating subsidiaries, are the only material asset of Armstrong. Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan which permits holders of equity interests to participate. The formulation and implementation of a plan of reorganization in the Chapter 11 Case could take a significant period of time. Currently, AWI has the exclusive right to file a plan of reorganization until October 5, 2001, and this date may be further extended by the Court.

Bar Date for Filing Claims
--------------------------
In connection with the Chapter 11 Cases, the Court has set August 31, 2001 as the last date by which holders of prepetition claims against the Debtors must file their claims. Any holder of a claim that is required to file a claim by such deadline and does not do so will be barred from asserting such claim against any of the Debtors and will not participate in any distribution in any of the Chapter 11 Cases on account of such claim. This deadline to file claims does not apply to asbestos-related personal injury claims (other than a claim for contribution, indemnity, reimbursement, or subrogation). A bar date for asbestos-related personal injury claims has not been set.

Financing
---------
As of March 31, 2001, AWI had no outstanding debt borrowings under its $300 million debtor-in-possession credit facility (the "DIP Facility") and AWI had $87.5 million of cash and cash equivalents in addition to cash held by its non-debtor subsidiaries. AWI believes that the DIP Facility, together with cash generated from operations, will be more than adequate to address its liquidity needs. Borrowings under the DIP Facility, if any, will constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact
-----------------
AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. Armstrong has implemented this guidance in the accompanying condensed consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. See
Note 4 for detail of the liabilities subject to compromise at March 31, 2001 and December 31, 2000. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI's prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI's asbestos liability is also recorded in liabilities subject to compromise. See Note 10 for further discussion of AWI's asbestos liability.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs. Accordingly, AWI recorded a total of $3.0 million as Chapter 11 reorganization costs in the first three months of 2001, consisting of:

                                                                ($ millions)
                                                                ------------
Professional fees                                                     $ 5.8
Interest income, post petition                                         (1.7)
Reductions to prepetition liabilities                                  (1.9)
Other expenses directly related to bankruptcy, net                      0.8
                                                                      -----
Total Chapter 11 reorganization costs, net                             $3.0
                                                                       ====

Professional fees represent legal and financial advisory expenses directly related to the Filing.

Interest income in the above table is from short-term investments of cash earned by AWI subsequent to the Filing.

Reductions to prepetition liabilities represent the difference between the prepetition invoiced amount and the actual cash payment made to certain vendors due to negotiated settlements. These payments of prepetition obligations were made pursuant to authority granted by the Court.

As a result of the Filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession, AWI may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the condensed consolidated financial statements.

Note 3. DISCONTINUED OPERATIONS
-------------------------------
In February 2001, Armstrong determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001 entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. Negotiations are still ongoing with the private equity investor as this time. Armstrong expects to conclude negotiations sometime in the second quarter of 2001 and will then be able to establish a likely closing date. Starting with the fourth quarter of 2000, this segment has been classified as a discontinued operation. Prior year balances and results have been reclassified to reflect the net assets and results of discontinued operations. Based on the expected net realizable value of the business, Armstrong recorded a pretax net loss of $30.3 million in the fourth quarter of 2000, $19.5 million net of tax benefit. Armstrong also recorded an additional loss of $3.3 million (with no tax benefit) in the first quarter of 2001, as a result of price adjustments resulting from the ongoing negotiations.

The following comprises the net assets of discontinued operations as of March 31, 2001 and December 31, 2000.

   (amounts in millions)                      March 31, 2001   December 31, 2000
                                              --------------   -----------------
   Cash                                            $ 2.8              $ 2.6
   Accounts receivable, net                         46.3               52.5
   Inventories, net                                 64.1               59.7
   Property plant and equipment, net                63.0               67.5
   Short-term and long-term debt                   (23.2)             (29.8)
   Accounts payable and accrued expenses           (47.6)             (54.0)
   Pension liabilities                              (3.3)              (3.3)
   Other, net                                      (15.9)             (12.1)
   Adjustment to net realizable value              (37.8)             (34.5)
                                                   ------             ------
   Net assets of discontinued operations           $ 48.4             $  48.6
                                                   ======             =======

Note 4. LIABILITIES SUBJECT TO COMPROMISE
-----------------------------------------
As a result of AWI's Chapter 11 filing (see Note 2), pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the condensed consolidated balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI's prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI's asbestos liability is also recorded in liabilities subject to compromise. See Note 10 for further discussion of AWI's asbestos liability.

Liabilities subject to compromise at March 31, 2001 and December 31, 2000 are as follows:

(amounts in millions)                               March 31,     December 31,
                                                       2001           2000
                                                       ----           ----
Debt (at face value)                               $ 1,400.7        $ 1,400.4
Asbestos-related liability                             690.6            690.6
Prepetition trade payables                              54.1             60.1
Prepetition other payables and accrued interest         72.4             76.4
ESOP loan guarantee                                    157.7            157.7
Amounts due to affiliates                                5.0             5.0
                                                         ---             ---
Total liabilities subject to compromise            $ 2,380.5        $ 2,390.2
                                                   =========        =========

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

Note 5. INDUSTRY SEGMENTS
-------------------------
(amounts in millions)                                  Three months
                                                      ended March 31
Net sales to external customers                    2001              2000
-------------------------------                    ----              ----
Floor coverings                                   $291.1            $316.5
Building products                                  216.4             198.9
Wood products                                      209.0             219.9
                                                   -----             -----
Total sales to external customers                $ 716.5           $ 735.3
                                                 =======           =======

                                                       Three months
                                                      ended March 31
Segment operating income (loss)                    2001              2000
-------------------------------                    ----              ----
Floor coverings                                    $20.2             $28.0
Building products                                   18.5              25.7
Wood products                                        9.7              17.9
All other                                             -                0.2
                                                 -------            ------
Total segment operating income                      48.4              71.8
Unallocated corporate (expense)                     (7.4)             (4.4)
                                                    -----             -----
Total consolidated operating income              $  41.0            $ 67.4
                                                 =======            ======

                                                  March 31,       December 31,
Segment assets                                      2001              2000
--------------                                      ----              ----
Floor coverings                                 $ 1,023.7            $981.0
Building products                                   557.3             568.5
Wood products                                     1,366.4           1,358.6
All other                                            16.1              16.1
                                                    -----          --------
Total segment assets                              2,963.5           2,924.2
Assets not assigned to business units               945.8             950.3
                                                    -----             -----
Total consolidated assets                       $ 3,909.3         $ 3,874.5
                                                =========         =========

Note 6.  INVENTORY
------------------

(amounts in millions)                 March 31, 2001       December 31, 2000
---------------------                 --------------       -----------------
Finished goods                             $ 231.2                $ 208.9
Goods in process                              41.4                   39.6
Raw materials and supplies                   144.3                  143.5
Less LIFO and other reserves                 (53.7)                 (51.8)
                                             ------                 ------
Total inventories, net                     $ 363.2                $ 340.2
                                           =======                =======

Note 7. RESTRUCTURING AND OTHER ACTIONS
---------------------------------------
The following table summarizes activity in the reorganization and restructuring accruals for the first three months of 2001 and 2000:


                                        Beginning         Cash                                        Ending
(amounts in millions)                    balance        payments       Charges        Other           balance
                                         -------        --------       -------        -----           -------
2001                                      $21.4          ($4.3)         $3.8         ($0.6)            $20.3
2000                                       12.1           (1.8)          -            (0.2)             10.1

A $5.4 million pretax restructuring charge was recorded in the first quarter of 2001. The charge related to severance and enhanced retirement benefits for more than 50 corporate and line-of-business salaried staff positions, as a result of streamlining the organization, to reflect staffing needs for current business conditions. This streamlining is expected to result in lower selling, general and administrative expenses of approximately $4.9 million per year. Of the $5.4 million, $1.6 million represented a non-cash charge for enhanced retirement benefits, which is accounted for as a reduction of the prepaid pension asset.

The amount in "other" is primarily related to foreign currency translation.

Most of the remaining balance at March 31, 2001 relates to terminated employees with extended payouts, the majority of which will be paid during 2001, and two noncancelable operating leases, which extend through 2005 and 2017.

Note 8. DERIVATIVE FINANCIAL INSTRUMENTS
----------------------------------------
Effective January 1, 2001, Armstrong adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting FAS 133 as of January 1, 2001 was not material to Armstrong's financial statements.

Armstrong is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices that could impact its results of operations and financial condition. Armstrong uses financial instruments, including fixed and variable rate debt, as well as swap, forward and option contracts to finance its operations and to hedge interest rate, currency and commodity exposures. Armstrong continuously monitors developments in the capital markets and only enters into currency and swap transactions with established counter-parties having investment-grade ratings. Swap, forward and option contracts are entered into for periods consistent with underlying exposure and do not constitute positions independent of those exposures. Armstrong uses derivative financial instruments as risk management tools and not for speculative trading purposes.

Interest Rate Risk - Due to AWI's Chapter 11 Filing, all affected debt has been
------------------
classified as liabilities subject to compromise. All such debt will be addressed in the context of the Chapter 11 Case and during the pendency thereof, AWI does not expect to pay any principal, interest or other payments in respect thereof. However, Armstrong also has post-petition debt and debt of entities that were not a part of the Chapter 11 filing. Armstrong managed its ratio of fixed to floating rate debt with the objective of achieving a mix that management believed to be appropriate. To manage this mix in a cost-effective manner, Armstrong, from time to time, entered into interest rate swap agreements, in which it agreed to exchange various combinations of fixed and/or variable interest rates based on agreed-upon notional amounts. At December 31, 2000, Armstrong maintained a $20 million interest rate swap. Armstrong received a fixed rate and paid a floating rate on this swap. This interest rate swap agreement was terminated by the counter-party on February 26, 2001. This agreement was classified as a fair value hedge, and its impact on reported earnings was a $0.6 million gain in the first quarter of 2001, which was recorded within Chapter 11 reorganization costs.

Currency Rate Risk - Armstrong manufactures and sells its products in a number
------------------
of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. To a large extent, Armstrong's global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. At March 31, 2001, Armstrong's major foreign currency exposures are to the Canadian dollar, the euro and the British pound.

Armstrong has used foreign currency forward exchange contracts and purchased options to reduce its exposure to the risk that the eventual net cash inflows and outflows, resulting from the sale of product to foreign customers and purchases from foreign suppliers, will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. These transactions allow Armstrong to further reduce its overall exposure to exchange rate movements, since the gains and losses on these contracts offset losses and gains on the transactions being hedged. Gains and losses on these instruments are deferred in other comprehensive income until the underlying transaction is recognized in earnings. The net fair value of these instruments at March 31, 2001 was a $1.0 million asset, all of which is expected to be charged to earnings in the next twelve months. The earnings impact is reported in either net sales or cost of goods sold to match the underlying transaction being hedged. The earnings impact of these hedges was immaterial during the first quarter of 2001.

Armstrong also uses foreign currency forward exchange contracts to hedge exposures created by cross-currency inter-company loans. The underlying inter-company loans are classified as short-term and translation adjustments related to these loans are recorded in other income. The related derivative contracts are classified as fair value hedges and the offsetting gains and losses on these contracts are also recorded in other income. The fair value of these instruments at March 31, 2001 was a $2.7 million asset, all of which is expected to be charged to earnings in the next twelve months. The earnings impact of these hedges, recorded in other income, was a $7.3 million gain during the first quarter of 2001 which substantially offsets the first quarter 2001 translation adjustment of the underlying inter-company loans.

Commodity Price Risk - Armstrong purchases natural gas for use in the
--------------------
manufacture of many of its products and, as a result, is exposed to movements in the price of natural gas. Armstrong has a policy of minimizing cost volatility by purchasing natural gas forward and option contracts. These market instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying products are sold. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of products sold immediately. The fair value of these instruments at March 31, 2001 was a $2.0 million asset, all of which is expected to be charged to earnings in the next twelve months. The earnings impact of these hedges, recorded in cost of goods sold, was a $2.2 million expense during the first quarter of 2001. The earnings impact of the ineffective portion of these hedges was immaterial during the first quarter of 2001.

Note 9. SUPPLEMENTAL CASH FLOW INFORMATION
------------------------------------------
(amounts in millions)                              Three Months Ended
                                                        March 31
                                                   2001         2000
                                                   ----         ----
Interest paid                                     $ 0.7        $ 25.3
Income taxes paid (refunded), net                ($ 0.4)        $ 9.9

Note 10. OVERVIEW OF ASBESTOS-RELATED LEGAL PROCEEDINGS
-------------------------------------------------------
Asbestos-related Litigation
---------------------------
The following is a summary update of asbestos-related litigation; see Item 3 of Armstrong's 2000 Form 10-K filing for additional information.

AWI is a defendant in personal injury claims and property damage claims related to asbestos containing products. On December 6, 2000, AWI filed a voluntary petition for relief ("the Filing") under Chapter 11 of the U.S. Bankruptcy Code to use the court supervised reorganization process to achieve a fair and final resolution of its asbestos liability. See Note 2 for further discussion.

Asbestos Claims
---------------
Before filing for relief under the Bankruptcy Code, AWI pursued broad-based settlements of claims through the Center for Claims Resolution (the "Center"). The Center had reached Strategic Settlement Program ("SSP") agreements with law firms that covered approximately 130,000 claims that named AWI as a defendant. As a result of the Filing, AWI's obligations with respect to these settlements will be determined in its Chapter 11 Case.

Due to the Filing, holders of asbestos claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against AWI. In addition, AWI ceased making payments with respect to asbestos claims, including payments pursuant to the outstanding SSP agreements. A separate creditors' committee representing the interests of asbestos claimants has been appointed in the Chapter 11 Case.

AWI's present and future asbestos liability will be addressed in its Chapter 11 Case rather than through the Center and a multitude of lawsuits in different jurisdictions throughout the U.S. AWI believes that the Chapter 11 process provides it with the opportunity to comprehensively address its asbestos liability in one forum. It is anticipated that all present and future asbestos claims will be resolved in the Chapter 11 Case, which could take several years.

Asbestos-Related Personal Injury Liability
------------------------------------------
In evaluating its estimated asbestos-related personal injury liability prior to the Filing, AWI reviewed, among other things, recent and historical settlement amounts, the incidence of past and recent claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it and the status and results of broad-based settlement discussions. Based on this review, AWI estimated its cost to defend and resolve probable asbestos-related personal injury claims. This estimate was highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that could affect the range of the liability.

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

As of September 30, 2000, AWI's estimate of its asbestos-related liability that was probable and estimable through 2006 ranged from $758.8 million to $1,363.3 million. AWI concluded that no amount within that range was more likely than any other and, therefore, reflected $758.8 million as a liability in the condensed consolidated financial statements in accordance with generally accepted accounting principles. Due to the increased uncertainty created as a result of the Filing, no change has been made to the previously recorded liability except to record payments of $68.2 million against that accrual in October and November 2000. The asbestos-related liability balance recorded at March 31, 2001 and December 31, 2000 is $690.6 million, which is recorded in liabilities subject to compromise. It is reasonably possible, however, that the actual liability could be significantly higher than the recorded liability. As the Chapter 11 Case proceeds there should be more clarity as to the extent of the liability.

Collateral Requirements
-----------------------
During 2000, AWI had secured a bond for $56.2 million to meet minimum collateral requirements established by the Center with respect to asbestos claims asserted against AWI. On October 27, 2000, the insurance company that underwrote the surety bond informed AWI and the Center of its intention not to renew the surety bond effective February 28, 2001. On February 6, 2001, the Center advised the surety of the Center's demand for payment of the face value of the bond. The surety filed a motion with the Court seeking to restrain the Center from drawing on the bond. The motion was not granted. On March 28, 2001, the surety filed an amended complaint in the Court seeking similar relief. The Center has filed a motion to dismiss the amended complaint. The Court has not yet ruled on the Center's motion or on the complaint. In addition, on April 27, 2001, AWI filed a complaint and a motion with the Court seeking an order, among other things, enjoining the Center from drawing on the bond or, in the event the Center is permitted to draw on the bond, requiring that the proceeds of any such draw be deposited into a Court-approved account subject to further order of the Court. The Court has not yet ruled on these matters.

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

Insurance Recovery Proceedings
------------------------------
A substantial portion of AWI's primary and excess remaining insurance asset is nonproducts (general liability) insurance for personal injury claims, including among others, those that involve alleged exposure during AWI's installation of asbestos insulation materials. AWI has entered into settlements with a number of the carriers resolving its coverage issues. However, an alternative dispute resolution ("ADR") procedure is under way against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and includes defense costs in addition to limits.

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the third quarter of 2000, it was determined that a new trial judge should be selected for the ADR. A new trial judge has been selected but the new judge is not scheduled to hear motions until June 2001. It is uncertain at this time if the new proceedings will have any impact on the preliminary decisions of the initial phases of the ADR.

One of the carriers has been experiencing financial difficulties, which could affect its ability to pay any ultimate judgment. AWI will continue to assess this situation and will adjust its recorded asset when and if it determines that the insurance receivable related to this carrier is no longer probable of recovery.

Insurance Asset
---------------
An insurance asset in respect of asbestos personal injury claims in the amount of $268.3 million is recorded as of March 31, 2001 and December 31, 2000. Of the total recorded asset at March 31, 2001, approximately $78.2 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI's belief in the availability of insurance in this amount, based upon AWI's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process that is in the trial phase of binding arbitration. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (a former AWI subsidiary that was sold in August 1969) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $85 million of the $268.3 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the liability and could decrease if the final amount of the liability decreases. Of the $268.3 million asset, $38.2 million has been recorded as a current asset as of March 31, 2001 reflecting management's estimate of the minimum insurance payments to be received in the next 12 months.

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

Cash Flow Impact
----------------
As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related claims in the first quarter of 2001. In the first quarter of 2000, AWI paid $36.5 million for asbestos-related claims. AWI did not receive any asbestos-related insurance recoveries during the first quarter of 2001 or 2000. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI may continue to receive insurance proceeds under the terms of various settlement agreements.

Conclusion
----------
Many uncertainties exist surrounding the financial impact of AWI's involvement with asbestos litigation. These uncertainties include the impact of the Filing and the Chapter 11 process, the number of future claims to be filed, the impact of any potential legislation, the impact of the ADR proceedings on the insurance asset and the financial condition of AWI's insurance carriers. AWI has not revised its previously recorded liability for asbestos-related personal injury claims or its previously recorded insurance asset. AWI will continue to review its asbestos-related liability periodically, although it is likely that no changes will be made to the liability until later in the Chapter 11 Case as significant developments arise. It is reasonably possible that AWI's total exposure to asbestos-related personal injury claims may be significantly different than the recorded liability. Any adjustment to the estimated liability or insurance asset could be material to the results of operations in the period recorded.

Note 11. ENVIRONMENTAL LIABILITIES
----------------------------------
Liabilities of $13.1 million and $13.5 million were recorded at March 31, 2001 and December 31, 2000, respectively, for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the amount of the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each individual site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $6.4 million of the March 31, 2001 and December 31, 2000 environmental liabilities are classified as prepetition liabilities subject to compromise. The estimated liabilities do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the condensed consolidated financial statements and are either available through settlement or probable of recovery through negotiation or litigation.

Actual costs to be incurred at identified sites may vary from estimates, given the inherent uncertainties in evaluating environmental liabilities. Subject to the imprecision in estimating environmental remediation costs, Armstrong believes that any sum it may have to pay in connection with environmental matters in excess of the amounts noted above would not have a material adverse effect on its financial condition, liquidity or results of operations, although the recording of future costs may be material to earnings in such future periods.

Note 12. DIFFERENCES BETWEEN ARMSTRONG HOLDINGS INC. AND ARMSTRONG WORLD
------------------------------------------------------------------------
     INDUSTRIES, INC.
     ----------------
The difference between the condensed consolidated financial statements is primarily due to transactions related to the formation of Armstrong Holdings, Inc. and stock activity.

Note 13. SUBSEQUENT EVENT
-------------------------
On April 18, 2001, the Court approved AWI's motion to reject a lease for office space that AWI had previously occupied as a tenant. However, the landlord has filed a motion to alter or amend the order approving AWI's rejection of the lease and revoke such approval. The Court has not rendered any decision with respect to the landlord's motion. Armstrong had recorded a liability for this lease as part of the third quarter 2000 restructuring actions and the remaining balance as of March 31, 2001 was $7.6 million. Any reversal of this liability as a result of rejecting the lease under Chapter 11 proceedings will be recorded in Chapter 11 reorganization costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
------- -----------------------------------------------------------------------
of Operations
-------------
The following discussion and analysis correspond to Armstrong Holdings, Inc. See Notes 1, 2, 3 and 12 to the unaudited condensed consolidated financial statements for further discussion.

Proceedings under Chapter 11
----------------------------
On December 6, 2000, AWI, the major operating subsidiary of AHI, filed a voluntary petition for relief ("the Filing") under Chapter 11 of the U.S. Bankruptcy Code ("the Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Court") in order to use the court-supervised reorganization process to achieve a resolution of its asbestos liability. Also filing under Chapter 11 were two of Armstrong's wholly-owned subsidiaries, Nitram Liquidators, Inc. ("Nitram") and Desseaux Corporation of North America, Inc. ("Desseaux," and together with AWI and Nitram, the "Debtors"). The Chapter 11 cases are being jointly administered under case numbers 00-4469, 00-4470, and 00-4471 (the "Chapter 11 Case").

AWI is operating its business and managing its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. Pursuant to the provisions of the Bankruptcy Code, AWI is not permitted to pay any claims or obligations which arose prior to the Filing date (prepetition claims) unless specifically authorized by the Court. Similarly, claimants may not enforce any claims against AWI that arose prior to the date of the Filing unless specifically authorized by the Court. In addition, as a debtor-in-possession, AWI has the right, subject to the Court's approval, to assume or reject any executory contracts and unexpired leases in existence at the date of the Filing. Parties having claims as a result of any such rejection may file claims with the Court which will be dealt with as part of the Chapter 11 Case.

Two creditors' committees, one representing asbestos claimants and the other representing other unsecured creditors, have been appointed in the Chapter 11 Case. In accordance with the provisions of the Bankruptcy Code they have the right to be heard on matters that come before the Court in the Chapter 11 Case.

It is AWI's intention to address all of its prepetition claims, including all asbestos-related claims, in a plan of reorganization in its Chapter 11 Case. At this juncture, it is impossible to predict with any degree of certainty how such a plan will treat such claims and the impact AWI's Chapter 11 Case and any reorganization plan will have on the shares of common stock of AWI, all of which are held by AHI and, along with AWI's operating subsidiaries, are the only material asset of AHI. Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan which permits holders of equity interests to participate. The formulation and implementation of a plan of reorganization in the Chapter 11 Case could take a significant period of time. Currently, AWI has the exclusive right to file a plan of reorganization until October 5, 2001, and this date may be further extended by the Court.

Bar Date for Filing Claims
--------------------------
In connection with the Chapter 11 Cases, the Court has set August 31, 2001 as the last date by which holders of prepetition claims against the Debtors must file their claims. Any holder of a claim that is required to file a claim by such deadline and does not do so will be barred from asserting such claim against any of the Debtors and will not participate in any distribution in any of the Chapter 11 Cases on account of such claim. This deadline to file claims does not apply to asbestos-related personal injury claims (other than a claim for contribution, indemnity, reimbursement, or subrogation). A bar date for asbestos-related personal injury claims has not been set.

Financing
---------
As of March 31, 2001, AWI had no outstanding debt borrowings under its $300 million debtor-in-possession credit facility (the "DIP Facility") and AWI had $87.5 million of cash and cash equivalents in addition to cash held by its non-debtor subsidiaries. AWI believes that the DIP Facility, together with cash generated from operations, will be more than adequate to address its liquidity needs. Borrowings under the DIP Facility, if any, will constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact
-----------------
AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. Armstrong has implemented this guidance in the accompanying condensed consolidated financial statements.

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

Discontinued Operations
-----------------------
In February 2001, AHI determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001 entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. Negotiations are still ongoing with the private equity investor at this time. AHI expects to conclude negotiations sometime in the second quarter of 2001 and will then be able to establish a likely closing date. Starting with the fourth quarter of 2000, this segment has been classified as a discontinued operation. Prior year balances and results have been reclassified to reflect the net assets and results of discontinued operations. Based on the expected net realizable value of the business, AHI recorded a pretax net loss of $30.3 million in the fourth quarter of 2000, $19.5 million net of tax benefit, and a further loss of $3.3 million (with no tax benefit) in the first quarter of 2001 as a result of price adjustments resulting from the ongoing negotiations.

Other Divestitures
------------------
On July 31, 2000, AHI completed the sale of its Installation Products Group ("IPG") to subsidiaries of the German company Ardex GmbH, for $86 million in cash. Ardex purchased substantially all of the assets and liabilities of IPG including its shares of the W.W. Henry Company. The transaction resulted in a gain of $44.1 million ($60.2 million pretax) or $1.09 per share in 2000 and was recorded in other income. The financial results of IPG were reported as part of the floor coverings segment. The proceeds and gain are subject to a post-closing working capital adjustment, which AHI expects to finalize during 2001.

Financial Condition
-------------------
As shown on the condensed Consolidated Balance Sheets (see page 3), AHI had cash and cash equivalents of $134.1 million at March 31, 2001. Working capital was $691.4 million as of March 31, 2001, $38.6 million higher than the $652.8 million recorded at the end of 2000. The ratio of current assets to current liabilities was 3.15 to 1 as of March 31, 2001, compared with 3.24 to 1 as of December 31, 2000.

Long-term debt, excluding AHI's guarantee of an ESOP loan and debt subject to compromise, decreased in the first quarter of 2001. At March 31, 2001, long-term debt of $54.7 million, or 7.2 percent of total capital, compared with $56.8 million, or 7.6 percent of total capital, at the end of 2000. At March 31, 2001, and December 31, 2000, the ratios of total debt (excluding debt subject to compromise) as a percent of total capital were 9.6 percent and 10.9 percent, respectively. Given the current accounting of liabilities as subject to compromise, the comparison to historical numbers is not meaningful.

As shown on the condensed Consolidated Statements of Cash Flows (see page 5), net cash used for operating activities for the three months ended March 31, 2001, was $0.6 million compared with net cash used of $72.0 million for the comparable period in 2000. The decrease was primarily due to the absence of payments for asbestos-related claims in 2001 as compared to $36.5 million in the first quarter of 2000, and changes in working capital, primarily accounts payable and accrued expenses.

Net cash used for investing activities was $17.4 million for the three months ended March 31, 2001, compared with net cash used of $25.3 million for the three months ended March 31, 2000. The decrease was primarily due to higher purchases of property, plant and equipment in 2000 versus 2001.

Net cash used for financing activities was $2.9 million for the three months ended March 31, 2001 compared with net cash provided by financing activities of $94.3 million for the three months ended March 31, 2000. The decrease was primarily due to a $113.3 million net increase in debt in the first three months of 2000.

DIP Facility
------------
The Court has approved a $300 million debtor-in-possession financing facility provided by a bank group led by The Chase Manhattan Bank. Borrowings under the DIP Facility constitute superpriority administrative expense claims in the Chapter 11 Cases. As of March 31, 2001, AWI had no debt borrowings under the DIP Facility compared with borrowings of $5.0 million as of December 31, 2000. The DIP Facility expires no later than December 6, 2002 and borrowings are limited to an adjusted amount of receivables, inventories and property, plant and equipment. Depending on the amount of borrowings, the DIP Facility carries an interest rate range of either Chase's Alternate Base Rate plus 50 basis points to 100 basis points or LIBOR plus 150 basis points to 200 basis points. The DIP Facility also contains several covenants including, among other things, limits on asset sales, capital expenditures and a required ratio of debt to cash flow.

Asbestos-related Litigation
---------------------------
The following is a summary update of asbestos-related litigation; see Item 3 of Armstrong's 2000 Form 10-K filing for additional information.

AWI is a defendant in personal injury claims and property damage claims related to asbestos containing products. On December 6, 2000, AWI filed a voluntary petition for relief ("the Filing") under Chapter 11 of the U.S. Bankruptcy Code to use the court supervised reorganization process to achieve a fair and final resolution of its asbestos liability. See Note 2 for further discussion.

Asbestos Claims
---------------
Before filing for relief under the Bankruptcy Code, AWI pursued broad-based settlements of claims through the Center for Claims Resolution (the "Center"). The Center had reached Strategic Settlement Program ("SSP") agreements with law firms that covered approximately 130,000 claims that named AWI as a defendant. As a result of the Filing, AWI's obligations with respect to these settlements will be determined in its Chapter 11 Case.

Due to the Filing, holders of asbestos claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against AWI. In addition, AWI ceased making payments with respect to asbestos claims, including payments pursuant to the outstanding SSP agreements. A separate creditors' committee representing the interests of asbestos claimants has been appointed in the Chapter 11 Case.

AWI's present and future asbestos liability will be addressed in its Chapter 11 Case rather than through the Center and a multitude of lawsuits in different jurisdictions throughout the U.S. AWI believes that the Chapter 11 process provides it with the opportunity to comprehensively address its asbestos liability in one forum. It is anticipated that all present and future asbestos claims will be resolved in the Chapter 11 Case, which could take several years.

Asbestos-Related Personal Injury Liability
------------------------------------------
In evaluating its estimated asbestos-related personal injury liability prior to the Filing, AWI reviewed, among other things, recent and historical settlement amounts, the incidence of past and recent claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it and the status and results of broad-based settlement discussions. Based on this review, AWI estimated its cost to defend and resolve probable asbestos-related personal injury claims. This estimate was highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that could affect the range of the liability.

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

As of September 30, 2000, AWI's estimate of its asbestos-related liability that was probable and estimable through 2006 ranged from $758.8 million to $1,363.3 million. AWI concluded that no amount within that range was more likely than any other and, therefore, reflected $758.8 million as a liability in the condensed consolidated financial statements in accordance with generally accepted accounting principles. Due to the increased uncertainty created as a result of the Filing, no change has been made to the previously recorded liability except to record payments of $68.2 million against that accrual in October and November 2000. The asbestos-related liability balance recorded at March 31, 2001 and December 31, 2000 is $690.6 million, which is recorded in liabilities subject to compromise. It is reasonably possible, however, that the actual liability could be significantly higher than the recorded liability. As the Chapter 11 Case proceeds there should be more clarity as to the extent of the liability.

Collateral Requirements
-----------------------
During 2000, AWI had secured a bond for $56.2 million to meet minimum collateral requirements established by the Center with respect to asbestos claims asserted against AWI. On October 27, 2000, the insurance company that underwrote the surety bond informed AWI and the Center of its intention not to renew the surety bond effective February 28, 2001. On February 6, 2001, the Center advised the surety of the Center's demand for payment of the face value of the bond. The surety filed a motion with the Court seeking to restrain the Center from drawing on the bond. The motion was not granted. On March 28, 2001, the surety filed an amended complaint in the Court seeking similar relief. The Center has filed a motion to dismiss the amended complaint. The Court has not yet ruled on the Center's motion or on the complaint. In addition, on April 27, 2001, AWI filed a complaint and a motion with the Court seeking an order, among other things, enjoining the Center from drawing on the bond or, in the event the Center is permitted to draw on the bond, requiring that the proceeds of any such draw be deposited into a Court-approved account subject to further order of the Court. The Court has not yet ruled on these matters.

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

Insurance Recovery Proceedings
------------------------------
A substantial portion of AWI's primary and excess remaining insurance asset is nonproducts (general liability) insurance for personal injury claims, including among others, those that involve alleged exposure during AWI's installation of asbestos insulation materials. AWI has entered into settlements with a number of the carriers resolving its coverage issues. However, an alternative dispute resolution ("ADR") procedure is under way against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and includes defense costs in addition to limits.

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the third quarter of 2000, it was determined that a new trial judge should be selected for the ADR. A new trial judge has been selected but the new judge is not scheduled to hear motions until June 2001. It is uncertain at this time if the new proceedings will have any impact on the preliminary decisions of the initial phases of the ADR.

One of the carriers has been experiencing financial difficulties, which could affect its ability to pay any ultimate judgment. AWI will continue to assess this situation and will adjust its recorded asset when and if it determines that the insurance receivable related to this carrier is no longer probable of recovery.

Insurance Asset
---------------
An insurance asset in respect of asbestos personal injury claims in the amount of $268.3 million is recorded as of March 31, 2001 and December 31, 2000. Of the total recorded asset at March 31, 2001, approximately $78.2 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI's belief in the availability of insurance in this amount, based upon AWI's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process that is in the trial phase of binding arbitration. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (a former AWI subsidiary that was sold in August 1969) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $85 million of the $268.3 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the liability and could decrease if the final amount of the liability decreases. Of the $268.3 million asset, $38.2 million has been recorded as a current asset as of March 31, 2001 reflecting management's estimate of the minimum insurance payments to be received in the next 12 months.

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

Cash Flow Impact
----------------
As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related claims in the first quarter of 2001. In the first quarter of 2000, AWI paid $36.5 million for asbestos-related claims. AWI did not receive any asbestos-related insurance recoveries during the first quarter of 2001 or 2000. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI may continue to receive insurance proceeds under the terms of various settlement agreements.

Conclusion
----------
Many uncertainties exist surrounding the financial impact of AWI's involvement with asbestos litigation. These uncertainties include the impact of the Filing and the Chapter 11 process, the number of future claims to be filed, the impact of any potential legislation, the impact of the ADR proceedings on the insurance asset and the financial condition of AWI's insurance carriers. AWI has not revised its previously recorded liability for asbestos-related personal injury claims or its previously recorded insurance asset. AWI will continue to review its asbestos-related liability periodically, although it is likely that no changes will be made to the liability until later in the Chapter 11 Case as significant developments arise. It is reasonably possible that AWI's total exposure to asbestos-related personal injury claims may be significantly different than the recorded liability. Any adjustment to the estimated liability or insurance asset could be material to the results of operations in the period recorded.

Consolidated Results
--------------------
The following discussions of consolidated results are on a continuing operations basis.

First-quarter 2001 net sales of $716.5 million from continuing operations were 2.6% lower than in the first quarter of 2000. Excluding the unfavorable effects of foreign exchange rates, the impact of the IPG divestiture and the Gema acquisition which substantially offset each other, net sales decreased 1.3%. Building products sales increased 8.8% primarily due to the second quarter 2000 acquisition of the European metal ceilings subsidiary, Gema. Wood products sales decreased 5.0%. Sales in the floor coverings segment decreased 8.0%, due mainly to the IPG divestiture, lower sales volume in the Americas and the impact of unfavorable foreign exchange rates in Europe.

First-quarter 2001 earnings from continuing operations were $23.6 million or $0.58 per share. The first quarter of 2001 included a pretax restructuring charge of $5.4 million related to severance and enhanced retirement benefits for more than 50 corporate and line-of-business salaried staff positions. In addition, Armstrong recorded $3.0 million of net Chapter 11 reorganization costs. See Note 2 for details of the Chapter 11 reorganization costs. First quarter 2000 earnings from continuing operations were $25.0 million, or $0.62 per share.

The cost of goods sold in the first quarter was 75.1% of net sales compared to 71.7% of net sales in the first quarter of 2000. Higher energy costs in building products and higher raw material costs mainly in floor coverings and wood products were the primary drivers of the increase.

First-quarter 2001 selling, general and administrative expenses were 18.2 percent of net sales compared to 18.9 percent of net sales in last year's first quarter due to lower selling expense in all business segments. Also, there were expenses in the first quarter of 2000 related to environmental remediation and collection of accounts receivable that did not occur in the first quarter of 2001.

Interest expense of $3.1 million was $22.8 million lower than the amount recorded in the first quarter of 2000. In accordance with SOP 90-7, Armstrong did not record $21.4 million of contractual interest expense on prepetition debt in the first quarter of 2001.

Other income, net of $3.9 million in the first quarter of 2001 compared to other expense, net of $0.6 million in the first quarter of 2000. The 2001 other income was primarily due to fair value gains related to foreign currency forward exchange contracts.

The effective tax rate from continuing operations for the first quarter was 39.2% versus 38.9% for the first quarter of 2000.

Effective November 1, 2000, an amendment to the Retirement Income Plan (RIP), a qualified US defined benefit plan, established an additional benefit known as the Employee Stock Ownership Plan (ESOP) Pension Account to partially compensate active employee and retiree ESOP shareholders for the decline in the market value of AHI's stock. The effect of this amendment had no material impact to the financial position or results of operations in 2000, but increased the benefit obligation by $79.6 million in 2001 and decreased the first quarter 2001 pension credit by $2.9 million compared to the first quarter of 2000.

Industry Segment Results
------------------------
Floor coverings net sales were $291.1 million and $316.5 million in the first quarter of 2001 and 2000, respectively. Net sales in the Americas decreased 8.1% compared to the prior year, due to the third quarter 2000 IPG divestiture and lower sales volume of residential sheet products. European net sales in 2001 were 11.2% below 2000 levels primarily as a result of unfavorable foreign exchange rates. Excluding the unfavorable effects of foreign exchange rates, net sales in Europe were 3.9% below last year primarily due to price pressure and unfavorable mix for cushion vinyl products, as well as a slowdown in the German construction market. Pacific area net sales in 2001 decreased 2.7% versus the first quarter of 2000. Operating income in 2001 was $20.2 million compared to $28.0 million in the first quarter of 2000. The lower earnings are primarily due to the lower sales volumes and the impact of higher raw material prices, which were partially offset by operating cost reductions. Included in 2001 operating income was a $2.2 million inventory obsolescence charge related to residential sheet products, which Armstrong decided to discontinue during the first quarter, substantially offset by a $1.8 million volume purchase rebate. In addition, 2001 operating income included $1.9 million of employee severance costs related to restructuring efforts.

Building products net sales in 2001 of $216.4 million increased from $198.9 million in the first quarter of 2000. Excluding the impact of unfavorable foreign exchange rates and the Gema acquisition in the second quarter of 2000, net sales increased 5.7%, due to price and mix improvements in the Americas and volume growth in Europe. In the Americas, net sales increased 2.9%, due primarily to higher sales in the commercial channel. In Europe, net sales increased 23.6%, primarily due to incremental sales from Gema, our metal ceilings subsidiary acquired during the second quarter of 2000. Pacific area net sales in 2001 were flat versus 2000. Operating income decreased $7.2 million to $18.5 million in the first quarter of 2001, due to higher energy costs, which were partially offset by improved volume and increased prices in the

Americas, and earnings from the Gema acquisition. 2001 operating income also included $1.1 million of employee severance costs related to restructuring efforts.

Wood products net sales of $209.0 million in the first quarter of 2001 compared to net sales of $219.9 million in the first quarter of 2000. Wood flooring net sales decreased 5.3% versus 2000 primarily due to lower sales to the independent dealer channel. Cabinet net sales decreased 4.0% due to the softening market. Operating income declined to $9.7 million in the first quarter of 2001 from $17.9 million in the first quarter of 2000, due to lower sales volume combined with higher lumber costs.

Unallocated corporate expense for the first quarter of 2001 of $7.4 million increased $3.0 million versus the first quarter of 2000, primarily due to $2.4 million of employee severance costs, related to restructuring efforts.

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

 .    Claims of undetermined merit and amount have been asserted against
     Armstrong and its subsidiaries for various legal, environmental and tax matters, including AWI's asbestos related litigation. For more information on these matters, see the discussion of Legal Proceedings in Part II, Item 1 in this report.

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

                          Part II - Other Information
                          ---------------------------

Item 1. Legal Proceedings
------- -----------------

ASBESTOS-RELATED LITIGATION
---------------------------

The following is a summary update of asbestos-related litigation; see Note 29 to the financial statements of Armstrong's 2000 Form 10-K filing for additional information.

Armstrong World Industries, Inc. is a defendant in personal injury claims and property damage claims related to asbestos containing products. In the discussion in this Item, "Armstrong" means Armstrong World Industries, Inc.

Asbestos-related Litigation
---------------------------
The following is a summary update of asbestos-related litigation; see Item 3 of Armstrong's 2000 Form 10-K filing for additional information.

AWI is a defendant in personal injury claims and property damage claims related to asbestos containing products. On December 6, 2000, AWI filed a voluntary petition for relief ("the Filing") under Chapter 11 of the U.S. Bankruptcy Code to use the court supervised reorganization process to achieve a fair and final resolution of its asbestos liability. See Note 2 for further discussion.

Asbestos Claims
---------------
Before filing for relief under the Bankruptcy Code, AWI pursued broad-based settlements of claims through the Center for Claims Resolution (the "Center"). The Center had reached Strategic Settlement Program ("SSP") agreements with law firms that covered approximately 130,000 claims that named AWI as a defendant. As a result of the Filing, AWI's obligations with respect to these settlements will be determined in its Chapter 11 Case.

Due to the Filing, holders of asbestos claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against AWI. In addition, AWI ceased making payments with respect to asbestos claims, including payments pursuant to the outstanding SSP agreements. A separate creditors' committee representing the interests of asbestos claimants has been appointed in the Chapter 11 Case.

AWI's present and future asbestos liability will be addressed in its Chapter 11 Case rather than through the Center and a multitude of lawsuits in different jurisdictions throughout the U.S. AWI believes that the Chapter 11 process provides it with the opportunity to comprehensively address its asbestos liability in one forum. It is anticipated that all present and future asbestos claims will be resolved in the Chapter 11 Case, which could take several years.

Asbestos-Related Personal Injury Liability
------------------------------------------
In evaluating its estimated asbestos-related personal injury liability prior to the Filing, AWI reviewed, among other things, recent and historical settlement amounts, the incidence of past and recent claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it and the status and results of broad-based settlement discussions. Based on this review, AWI estimated its cost to defend and resolve probable asbestos-related personal injury claims. This estimate was highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that could affect the range of the liability.

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

As of September 30, 2000, AWI's estimate of its asbestos-related liability that was probable and estimable through 2006 ranged from $758.8 million to $1,363.3 million. AWI concluded that no amount within that range was more likely than any other and, therefore, reflected $758.8 million as a liability in the condensed consolidated financial statements in accordance with generally accepted accounting principles. Due to the increased uncertainty created as a result of the Filing, no change has been made to the previously recorded liability except to record payments of $68.2 million against that accrual in October and November 2000. The asbestos-related liability balance recorded at March 31, 2001 and December 31, 2000 is $690.6 million, which is recorded in liabilities subject to compromise. It is reasonably possible, however, that the actual liability could be significantly higher than the recorded liability. As the Chapter 11 Case proceeds there should be more clarity as to the extent of the liability.

Collateral Requirements
-----------------------
During 2000, AWI had secured a bond for $56.2 million to meet minimum collateral requirements established by the Center with respect to asbestos claims asserted against AWI. On October 27, 2000, the insurance company that underwrote the surety bond informed AWI and the Center of its intention not to renew the surety bond effective February 28, 2001. On February 6, 2001, the Center advised the surety of the Center's demand for payment of the face value of the bond. The surety filed a motion with the Court seeking to restrain the Center from drawing on the bond. The motion was not granted. On March 28, 2001, the surety filed an amended complaint in the Court seeking similar relief. The Center has filed a motion to dismiss the amended complaint. The Court has not yet ruled on the Center's motion or on the complaint. In addition, on April 27, 2001, AWI filed a complaint and a motion with the Court seeking an order, among other things, enjoining the Center from drawing on the bond or, in the event the Center is permitted to draw on the bond, requiring that the proceeds of any such draw be deposited into a Court-approved account subject to further order of the Court. The Court has not yet ruled on these matters.

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

Insurance Recovery Proceedings
------------------------------
A substantial portion of AWI's primary and excess remaining insurance asset is nonproducts (general liability) insurance for personal injury claims, including among others, those that involve alleged exposure during AWI's installation of asbestos insulation materials. AWI has entered into settlements with a number of the carriers resolving its coverage issues. However, an alternative dispute resolution ("ADR") procedure is under way against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and includes defense costs in addition to limits.

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the third quarter of 2000, it was determined that a new trial judge should be selected for the ADR. A new trial judge has been selected but the new judge is not scheduled to hear motions until June 2001. It is uncertain at this time if the new proceedings will have any impact on the preliminary decisions of the initial phases of the ADR.

One of the carriers has been experiencing financial difficulties, which could affect its ability to pay any ultimate judgment. AWI will continue to assess this situation and will adjust its recorded asset when and if it determines that the insurance receivable related to this carrier is no longer probable of recovery.

Insurance Asset
----------------
An insurance asset in respect of asbestos personal injury claims in the amount of $268.3 million is recorded as of March 31, 2001 and December 31, 2000. Of the total recorded asset at March 31, 2001, approximately $78.2 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI's belief in the availability of insurance in this amount, based upon AWI's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process that is in the trial phase of binding arbitration. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (a former AWI subsidiary that was sold in August 1969) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $85 million of the $268.3 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the liability and could decrease if the final amount of the liability decreases. Of the $268.3 million asset, $38.2 million has been recorded as a current asset as of March 31, 2001 reflecting management's estimate of the minimum insurance payments to be received in the next 12 months.

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

Cash Flow Impact
----------------
As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related claims in the first quarter of 2001. In the first quarter of 2000, AWI paid $36.5 million for asbestos-related claims. AWI did not receive any asbestos-related insurance recoveries during the first quarter of 2001 or 2000. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI may continue to receive insurance proceeds under the terms of various settlement agreements.

Conclusion
----------
Many uncertainties exist surrounding the financial impact of AWI's involvement with asbestos litigation. These uncertainties include the impact of the Filing and the Chapter 11 process, the number of future claims to be filed, the impact of any potential legislation, the impact of the ADR proceedings on the insurance asset and the financial condition of AWI's insurance carriers. AWI has not revised its previously recorded liability for asbestos-related personal injury claims or its previously recorded insurance asset. AWI will continue to review its asbestos-related liability periodically, although it is likely that no changes will be made to the liability until later in the Chapter 11 Case as significant developments arise. It is reasonably possible that AWI's total exposure to asbestos-related personal injury claims may be significantly different than the recorded liability. Any adjustment to the estimated liability or insurance asset could be material to the results of operations in the period recorded.

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

Estimates of future liability are based on an evaluation of currently available facts regarding each individual site and consider factors including existing technology, presently enacted laws and regulations and prior Armstrong experience in remediation of contaminated sites. Although current law may impose joint and several liability on all parties at any Superfund site, Armstrong's contribution to the remediation of these sites is expected to be limited by the number of other companies also identified as potentially liable for site costs. As a result, Armstrong's estimated liability reflects only Armstrong's expected share. In determining the probability of contribution, Armstrong considers the solvency of the parties, whether responsibility is being disputed, the terms of any existing agreements and experience regarding similar matters. The Chapter 11 Cases may also affect the ultimate amount of such contributions.

Liabilities of $13.1 million were recorded at March 31, 2001 for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the amount of the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each individual site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 filing, $6.4 million of the March 31, 2001 environmental liabilities are classified as prepetition liabilities subject to compromise. The estimated liabilities do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the condensed consolidated financial statements and are either available through settlement or probable of recovery through negotiation or litigation.

Actual costs to be incurred at identified sites in the future may vary from estimates, given the inherent uncertainties in evaluating environmental liabilities. Subject to the imprecision in estimating environmental remediation costs, Armstrong believes that any sum it may have to pay in connection with environmental matters in excess of the amounts noted above would not have a material adverse effect on its financial condition, liquidity or results of operations, although the recording of future costs may be material to earnings in such future periods.

Item 6. -  Exhibits and Reports on Form 8-K
-------    --------------------------------

     (a) The following exhibits are filed as a part of the Quarterly Report on Form 10-Q:

     Exhibits
     --------

     No. 10 Amendment to employment agreement between Armstrong Holdings Inc. and Michael D. Lockhart dated August 7, 2000. *

     No. 15   Letter re Unaudited Interim Financial Information

              * Compensatory Plan

     (b) The following report on Form 8-K was filed during the first quarter of 2001.

     A Form 8-K dated March 22, 2001 was filed discussing documents required to be submitted periodically to the Bankruptcy Court.

                                  Signatures
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Armstrong Holdings, Inc.
                               Armstrong World Industries, Inc.

                          By:  /s/ Leonard A. Campanaro
                               --------------------------------------------
                               Leonard A. Campanaro, Senior Vice President,
                               Chief Financial Officer

                          By:  /s/ John N. Rigas
                               -------------------------------------
                               John N. Rigas, Senior Vice President,
                               Secretary and General Counsel

                          By:  /s/ William C. Rodruan
                               -----------------------------------------
                               William C. Rodruan, Vice President and
                               Controller (Principal Accounting Officer)

Date:  May 8, 2001

                                 Exhibit Index
                                 -------------

Exhibit No.
-----------

No. 10 Amendment to employment agreement between Armstrong Holdings Inc. and Michael D. Lockhart dated August 7, 2000. *

No. 15   Letter re: Unaudited Interim Financial Information

         * Compensatory Plan