Form 10-Q
period 2001-06-30
ARMSTRONG WORLD INDUSTRIES INC
filed 2001-08-06
CIK 7431

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

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
                                  Yes  X      No
                                     ------     ------


Number of shares of Armstrong Holdings, Inc.'s common stock outstanding as of July 31, 2001 - 40,800,542

                         Part 1 - Financial Information
                         ------------------------------

Item 1 - Financial Statements
-----------------------------

                   Armstrong Holdings, Inc., and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                     (in millions, except per share amounts)
                                    Unaudited

                                                                                        Three Months Ended        Six Months Ended
                                                                                              June 30                  June 30
                                                                                              -------                  -------
                                                                                         2001        2000         2001        2000
                                                                                         ----        ----         ----        ----
Net sales                                                                               $748.6      $791.9     $1,465.1    $1,527.2
Cost of goods sold                                                                       551.2       564.0      1,089.3     1,091.5
                                                                                        ------      ------     --------    --------
Gross profit                                                                             197.4       227.9        375.8       435.7

Selling, general and administrative expenses                                             133.1       121.2        263.8       260.3
Charge for asbestos liability, net                                                         6.0       236.0          6.0       236.0
Restructuring and reorganization charges (reversals), net                                 (1.3)          -          4.1           -
Goodwill amortization                                                                      5.7         6.0         11.4        12.0
Equity (earnings) from affiliates, net                                                    (4.6)       (4.5)        (9.0)       (9.2)
                                                                                        ------      ------     --------    --------
Operating income (loss)                                                                   58.5      (130.8)        99.5       (63.4)


Interest expense (unrecorded contractual interest of $21.5, $0.0, $42.9, and $0.0)         3.2        27.9          6.3        53.8
Other (income) expense, net                                                                2.6        (5.4)        (1.3)       (4.8)
                                                                                        ------      ------     --------    --------
Earnings (loss) from continuing operations before Chapter 11 reorganization (income)
    costs and income tax expense (benefit)                                                52.7      (153.3)        94.5      (112.4)

Chapter 11 reorganization (income) costs, net                                             (0.5)          -          2.5           -
                                                                                        ------      ------     --------    --------
Earnings (loss) from continuing operations before income tax expense (benefit)            53.2      (153.3)        92.0      (112.4)

Income tax expense (benefit)                                                              20.2       (50.7)        35.4       (34.8)
                                                                                        ------      ------     --------    --------
Earnings (loss) from continuing operations                                               $33.0     ($102.6)       $56.6      ($77.6)
                                                                                        ------      ------     --------    --------

Income from discontinued operations, net of tax of $2.5 and $5.4                             -         3.7            -         9.4
Gain (loss) on sale of discontinued operations, net of tax of $0.0, $41.9, $0.0,
 and $41.9                                                                                (0.9)      106.4         (0.9)      106.4
Net loss on expected disposal of discontinued operations, net of tax of $0.0                 -           -         (3.3)          -
                                                                                        ------      ------     --------    --------
Earnings (loss) from discontinued operations                                              (0.9)      110.1         (4.2)      115.8
                                                                                        ------      ------     --------    --------
Net earnings                                                                            $ 32.1      $  7.5     $   52.4    $   38.2
                                                                                        ======      ======     ========    ========

Earnings (loss) per share of common stock, continuing operations:
  Basic                                                                                 $ 0.82      $(2.55)    $   1.40    $  (1.94)

  Diluted                                                                               $ 0.81      $(2.55)    $   1.38    $  (1.94)

Earnings per share of common stock, discontinued operations:
  Basic                                                                                 $    -      $ 0.09     $      -    $   0.23
  Diluted                                                                               $    -      $ 0.09     $      -    $   0.23

Earnings (loss) per share of common stock, sale of discontinued operations:
  Basic                                                                                 $(0.02)     $ 2.65     $  (0.02)   $   2.65
  Diluted                                                                               $(0.02)     $ 2.65     $  (0.02)   $   2.65

Loss per share of common stock, expected disposal of discontinued operations:
  Basic                                                                                 $    -      $    -     $  (0.08)   $      -
  Diluted                                                                               $    -      $    -     $  (0.08)   $      -

Net earnings per share of common stock:
  Basic                                                                                 $ 0.79      $ 0.19     $   1.30    $   0.95
  Diluted                                                                               $ 0.78      $ 0.19     $   1.28    $   0.95

Average number of common shares outstanding:
  Basic                                                                                   40.4        40.2         40.4        40.1
  Diluted                                                                                 40.9        40.3         40.9        40.3

See accompanying notes to the unaudited condensed consolidated financial statements beginning on page 6.

                   Armstrong Holdings, Inc., and Subsidiaries
                      Condensed Consolidated Balance Sheets
                     (amounts in millions except share data)

                                                                                 Unaudited
             Assets                                                            June 30, 2001           December 31, 2000
             ------                                                            -------------           -----------------
Current assets:
       Cash and cash equivalents                                               $   177.5                 $   156.5
       Accounts and notes receivable, net                                          362.4                     316.5
       Inventories, net                                                            396.4                     340.2
       Deferred income taxes                                                        10.6                       9.8
       Net assets of discontinued operations                                        57.3                      48.6
       Other current assets                                                         85.1                      72.4
                                                                               ---------                 ---------
               Total current assets                                              1,089.3                     944.0

Property, plant and equipment, less accumulated depreciation and
       amortization of $1,039.5 and $1,006.4, respectively                       1,216.8                   1,253.5

Insurance receivable for asbestos-related liabilities, noncurrent                  208.1                     236.1
Investment in affiliates                                                            36.7                      37.3
Goodwill, net                                                                      832.0                     846.0
Other intangibles, net                                                              89.7                      91.9
Deferred income tax assets, noncurrent                                               4.8                      22.5
Other noncurrent assets                                                            466.3                     443.3
                                                                               ---------                 ---------
               Total assets                                                    $ 3,943.7                 $ 3,874.6
                                                                               =========                 =========

       Liabilities and Shareholders' Equity
       ------------------------------------
Current liabilities:
       Short-term debt                                                         $    11.1                 $    16.6
       Current installments of long-term debt                                        4.7                       8.1
       Accounts payable and accrued expenses                                       292.0                     238.0
       Income taxes                                                                 46.2                      28.5
                                                                               ---------                 ---------
               Total current liabilities                                           354.0                     291.2
                                                                               ---------                 ---------
Liabilities subject to compromise                                                2,360.0                   2,385.2

Long-term debt, less current installments                                           51.5                      56.8
Postretirement and postemployment benefit liabilities                              244.0                     243.6
Pension benefit liabilities                                                        144.9                     154.7
Other long-term liabilities                                                         68.9                      71.1
Minority interest in subsidiaries                                                    7.9                       6.9
                                                                               ---------                 ---------
               Total noncurrent liabilities                                      2,877.2                   2,918.3

Shareholders' equity:
       Common stock, $1 par value per share
          Authorized 200 million shares; issued 51,878,910 shares                   51.9                      51.9
       Capital in excess of par value                                              166.4                     162.2
       Reduction for ESOP loan guarantee                                          (142.2)                   (142.2)
       Retained earnings                                                         1,203.9                   1,151.5
       Accumulated other comprehensive loss                                        (54.5)                    (45.2)
       Treasury stock                                                             (513.0)                   (513.1)
                                                                               ---------                 ---------
               Total shareholders' equity                                          712.5                     665.1
                                                                               ---------                 ---------

               Total liabilities and shareholders' equity                      $ 3,943.7                 $ 3,874.6
                                                                               =========                 =========

   See accompanying notes to the unaudited condensed consolidated financial statements beginning on page 6.

                  Armstrong Holdings, Inc., and Subsidiaries
           Condensed Consolidated Statements of Shareholders' Equity
                  (amounts in millions except per share data)
                                   Unaudited

                                                                               2001                   2000
                                                                               ----                   ----
Common stock, $1 par value:
---------------------------
Balance at beginning of year and June 30                                    $   51.9              $    51.9
                                                                            ---------             ---------

Capital in excess of par value:
-------------------------------
Balance at beginning of year                                                $  162.2              $   176.4
Stock issuances and other                                                        4.2                    4.3
Contribution of treasury stock to ESOP                                             -                   (5.3)
                                                                            ---------             ---------
Balance at June 30                                                          $  166.4              $   175.4
                                                                            ---------             ---------

Reduction for ESOP loan guarantee:
----------------------------------
Balance at beginning of year                                                $ (142.2)             $  (190.3)
Principal paid                                                                     -                   13.2
Loans to ESOP                                                                      -                   (7.3)
Contribution of treasury stock to ESOP                                             -                   (4.1)
Accrued compensation                                                               -                    3.1
                                                                            ---------             ---------
Balance at June 30                                                          $ (142.2)             $  (185.4)
                                                                            ---------             ---------

Retained earnings:
------------------
Balance at beginning of year                                                $1,151.5              $ 1,196.2
Net earnings for six months                                                     52.4     $52.4         38.2     $38.2
Tax benefit on dividends paid on unallocated ESOP common shares                    -                    0.7
                                                                            ---------             ---------
  Total                                                                     $1,203.9              $ 1,235.1
Less common stock dividends                                                        -                   38.6
                                                                            ---------             ---------
Balance at June 30                                                          $1,203.9              $ 1,196.5
                                                                            ---------             ---------

Accumulated other comprehensive income (loss):
----------------------------------------------
Balance at beginning of year                                                $  (45.2)             $   (16.5)
  Foreign currency translation adjustments                                     (10.5)                  (2.1)
  Derivative gain, net                                                          (1.4)                     -
  Investment impairment                                                          2.0                      -
  Unrealized loss on available for sale securities                                 -                   (2.5)
  Minimum pension liability adjustments                                          0.6                    (2.1)
                                                                            ---------             ---------
 Total other comprehensive (loss)                                               (9.3)     (9.3)        (6.7)     (6.7)
                                                                            ---------     -----   ---------      -----
Balance at June 30                                                          $  (54.5)             $   (23.2)
                                                                            ---------             ---------

Comprehensive income                                                                   $   43.1                  $31.5
--------------------                                                                     ======                  =====

Less treasury stock at cost:
----------------------------
Balance at beginning of year                                                $  513.1              $   538.5
Stock issuance activity, net                                                    (0.1)                  (0.6)
Contribution of treasury stock to ESOP                                             -                   (9.4)
                                                                            ---------             ---------
Balance at June 30                                                          $  513.0              $   528.5
                                                                            ---------             ---------

Total shareholders' equity                                                  $  712.5              $   686.7
                                                                            =========             =========

See accompanying notes to the unaudited condensed consolidated financial statements beginning on page 6.

                   Armstrong Holdings, Inc., and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                             (amounts in millions)
                                    Unaudited

                                                                                                    Six Months Ended
                                                                                                        June 30,
                                                                                                    2001        2000
                                                                                                    ----        ----
Cash flows from operating activities:
     Net earnings                                                                                    $  52.4       $38.2
     Adjustments to reconcile net earnings to net cash
           provided by (used for) operating activities:
       Depreciation and amortization, continuing operations                                             75.0        77.6
       Depreciation and amortization, discontinued operations                                              -         5.7
       (Gain) loss on sale of businesses                                                                 0.9      (148.3)
       Loss on expected disposal of discontinued operations                                              3.3           -
       Deferred income taxes                                                                            16.9       (14.1)
       Equity earnings from affiliates, net                                                             (9.0)       (9.2)
       Chapter 11 reorganization costs, net                                                              2.5           -
       Chapter 11 reorganization payments                                                               (6.6)          -
       Restructuring and reorganization charges                                                          4.1           -
       Restructuring and reorganization payments                                                        (6.6)       (2.2)
       Recoveries (payments) for asbestos-related claims, net                                           16.0       (67.3)
       Charge for asbestos liability, net                                                                6.0       236.0
       Decrease in net assets of businesses held for sale                                                  -         2.2
       (Increase)/decrease in net assets of discontinued operations                                     (8.7)       16.5
Changes in operating assets and liabilities net of effects of reorganizations, restructuring and dispositions
       Increase in receivables                                                                         (55.1)      (62.0)
       Increase in inventories                                                                         (67.8)      (27.7)
       Increase in other current assets                                                                 (9.2)       (8.1)
       Increase in other noncurrent assets                                                             (34.0)      (18.8)
       Increase/(decrease) in accounts payable and accrued expenses                                     67.9       (71.4)
       Increase in income taxes payable                                                                 17.7        12.0
       Decrease in other long-term liabilities                                                          (2.0)       (0.3)
       Other, net                                                                                       10.5         5.6
                                                                                                     -------      ------
Net cash provided by (used for) operating activities                                                    74.2       (35.6)
                                                                                                     -------      ------

Cash flows used for investing activities:
     Purchases of property, plant and equipment, continuing operations                                 (42.3)      (60.5)
     Purchases of property, plant and equipment, discontinued operations                                (2.8)       (8.1)
     Investment in computer software                                                                    (4.2)       (5.5)
     Acquisitions, net of cash acquired                                                                    -        (8.8)
     Distributions from equity affiliates                                                                9.0         6.6
     Purchase of outstanding minority interest                                                          (5.4)          -
     Proceeds from the sale of assets                                                                    0.4         3.1
     Proceeds from the sale of businesses                                                                 -        238.4
                                                                                                     -------      ------
Net cash provided by (used for) investing activities                                                   (45.3)      165.2
                                                                                                     -------      ------

Cash flows from financing activities:
     Increase/(decrease) in short-term debt, net                                                        (3.1)       50.2
     Payments of long-term debt                                                                         (1.6)     (148.7)
     Cash dividends paid                                                                                   -       (38.6)
     Purchase of common stock for the treasury, net                                                     (0.1)       (1.3)
     Other, net                                                                                         (0.8)         -
                                                                                                     -------      ------
Net cash used for financing activities                                                                  (5.6)     (138.4)
                                                                                                     -------      ------

Effect of exchange rate changes on cash and cash equivalents                                            (2.3)       (0.7)
                                                                                                     -------      ------

Net increase/(decrease) in cash and cash equivalents                                                   $21.0       ($9.5)
Cash and cash equivalents at beginning of year                                                       $ 156.5      $ 17.2
                                                                                                     -------      ------

Cash and cash equivalents at end of period                                                           $ 177.5       $ 7.7
                                                                                                     ========      =====

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

Operating results for the second quarter of 2001, compared with the corresponding period of 2000 included in this report, are unaudited. However, these condensed consolidated financial statements have been reviewed by AHI's independent public accountants in accordance with established professional standards and procedures for a limited review of interim financial information.

In February 2001, AHI determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001 entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. On June 12, 2001, negotiations with this investor were terminated. However, AHI still plans to complete the disposition of this segment in the first quarter of 2002. Accordingly, this segment is classified as a discontinued operation. Prior year balances and results have been reclassified to reflect the net assets and results of discontinued operations.

Starting with the fourth quarter of 2000, AHI applied the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-010, "Accounting for Shipping and Handling Fees and Costs". Consequently, approximately $34.3 million of second quarter 2000 shipping and handling costs have been reclassified from net sales to cost of goods sold. This change had no effect on gross margins or retained earnings as of any date.

In accordance with EITF Issue No. 00-014, "Accounting for Certain Sales Incentives", AHI reclassified certain sales incentives from Selling, General and Administrative ("SG&A") expense to net sales (reducing both) by $0.3 million in the second quarter of 2000. In accordance with EITF Issue No. 00-022, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future," AHI reclassified sales volume incentives from SG&A expense to net sales (reducing both) by $7.6 million in the second quarter of 2000.

The accounting policies used in preparing these statements are the same as those used in preparing AHI's consolidated financial statements for the year ended December 31, 2000. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in AHI's Form 10-K for the fiscal year ended December 31, 2000. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings. The second quarters of the wood products segment ended on June 30, 2001 and July 1, 2000. No events occurred between June 30, 2000 and July 1, 2000 materially affecting AHI's financial position or results of operations.

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

Three creditors' committees, one representing personal injury asbestos claimants, one representing property damage asbestos claimants, and the other representing other unsecured creditors, have been appointed in the Chapter 11 Case. In accordance with the provisions of the Bankruptcy Code, they have the right to be heard on matters that come before the Court in the Chapter 11 Case.

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

Bar Date for Filing Claims
--------------------------

In connection with the Chapter 11 Cases, the Court has set August 31, 2001 as the last date by which holders of prepetition claims against the Debtors must file their claims. Any holder of a claim that is required to file a claim by such deadline and does not do so will be barred from asserting such claim against any of the Debtors and will not participate in any distribution in any of the Chapter 11 Cases on account of such claim. This deadline to file claims does not apply to asbestos-related personal injury claims (other than a claim for contribution, indemnity, reimbursement, or subrogation). A bar date for asbestos-related personal injury claims has not been set. The deadline for claims from the U. S. Internal Revenue Service has been extended to December 31, 2001.

Financing
---------

On May 31, 2001, AWI reduced the amount of its debtor-in-possession credit facility (the "DIP Facility") from $300 million to $200 million. As of June 30, 2001, AWI had no outstanding debt borrowings under the DIP Facility and AWI had $110.6 million of cash and cash equivalents in addition to cash held by its non-debtor subsidiaries. AWI believes that the DIP Facility, together with cash generated from operations, will be more than adequate to address its liquidity needs. Borrowings under the DIP Facility, if any, will constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact
-----------------

AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. AHI has implemented this guidance in the accompanying condensed consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. See
Note 5 for detail of the liabilities subject to compromise at June 30, 2001 and December 31, 2000. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI's prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI's asbestos liability is also recorded in liabilities subject to compromise. See Note 10 for further discussion of AWI's asbestos liability.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs. Accordingly, AWI recorded the following Chapter 11 reorganization activities in the second quarter and first six months of 2001:


                                                             Three Months Ended          Six Months Ended
(amounts in millions)                                           June 30, 2001              June 30, 2001
---------------------                                           -------------              -------------
Professional fees                                                  $ 6.1                     $ 11.9
Interest income, post petition                                      (1.0)                      (2.7)
Reductions to prepetition liabilities                               (0.1)                      (2.0)
Termination of prepetition lease obligation                         (5.9)                      (5.9)
Other expenses directly related to bankruptcy, net                   0.4                        1.2
                                                                  ------                      -----
Total Chapter 11 reorganization costs (income), net               $ (0.5)                     $ 2.5
                                                                  =======                     =====

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

Termination of prepetition lease obligation represents the reversal of an accrual for future lease payments for office space in the U.S. that AWI will not pay due to the termination of the lease contract. This amount was previously accrued in the third quarter of 2000 as part of a restructuring charge when the decision to vacate the premises was made.

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

Note 3. DISCONTINUED OPERATIONS
-------------------------------

In February 2001, AHI determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001 entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. On June 12, 2001, negotiations with this investor were terminated. However, AHI still plans to complete the disposition of this segment in the first quarter of 2002. Accordingly, this segment is classified as a discontinued operation.

Prior year balances and results have been reclassified to reflect the net assets and results of this segment as discontinued operations. Based on the expected net realizable value of the business, AHI recorded a pretax net loss of $30.3 million in the fourth quarter of 2000, $19.5 million net of tax benefit. AHI also recorded an additional loss of $3.3 million (with no tax benefit) in the first quarter of 2001, as a result of price adjustments resulting from the negotiations.

The following comprises the net assets of discontinued operations as of June 30, 2001 and December 31, 2000


       (amounts in millions)                               June 30, 2001      December 31, 2000
                                                           -------------      -----------------
       Cash                                                    $ 3.0                 $ 2.6
       Accounts receivable, net                                 47.0                  52.5
       Inventories, net                                         63.8                  59.7
       Property plant and equipment, net                        62.2                  67.5
       Short-term and long-term debt                           (17.4)                (29.8)
       Accounts payable and accrued expenses                   (43.8)                (54.0)
       Pension liabilities                                      (3.3)                 (3.3)
       Other, net                                              (16.4)                (12.1)
       Adjustment to net realizable value                      (37.8)                (34.5)
                                                              ------               -------
       Net assets of discontinued operations                  $ 57.3               $  48.6
                                                              ======               =======

During the second quarter of 2001, AHI recorded a pretax loss of $0.9 million related to its May 31, 2000 divestiture of its Insulation Products segment, which was previously reported as a discontinued operation. This loss resulted from certain post-closing adjustments.

Note 4. ACQUISITIONS
--------------------

On May 15, 2001, Armstrong Enterprises, Inc., an indirect subsidiary of AHI, entered into an agreement with Skanska A.B. to purchase Skanska's 49% minority equity interest in Armstrong World Industries A.B. The purchase price of $5.0 million was allocated to goodwill.

Note 5. LIABILITIES SUBJECT TO COMPROMISE
-----------------------------------------

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

Liabilities subject to compromise at June 30, 2001 and December 31, 2000 are as follows:


(amounts in millions)                                           June 30,               December 31,
                                                                  2001                     2000
                                                                  ----                     ----
Debt (at face value)                                            $ 1,400.7                 $ 1,400.4
Asbestos-related liability                                          690.6                     690.6
Prepetition trade payables                                           53.9                      60.1
Prepetition other payables and accrued interest                      57.1                      76.4
ESOP loan guarantee                                                 157.7                     157.7
                                                                ---------                 ---------
Total liabilities subject to compromise                         $ 2,360.0                 $ 2,385.2
                                                                =========                 =========

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

Note 6. INDUSTRY SEGMENTS
-------------------------

(amounts in millions)                                  Three months                         Six months
                                                       ended June 30                       ended June 30
Net sales to external customers                    2001              2000              2001            2000
-------------------------------                  -------           -------           -------        ----------
Floor coverings                                  $ 308.3           $ 340.0         $   599.4        $    656.5
Building products                                  206.5             203.0             422.9             401.9
Wood products                                      233.8             248.9             442.8             468.8
                                                 -------           -------         ---------         ---------
Total sales to external customers                $ 748.6           $ 791.9         $ 1,465.1         $ 1,527.2
                                                 =======           =======         =========         =========


                                                       Three months                         Six months
                                                       ended June 30                       ended June 30
Segment operating income (loss)                    2001              200              2001              2000
-------------------------------                  -------          --------           -------           -------
Floor coverings                                  $  27.8          $   44.7           $  48.0           $  72.7
Building products                                   25.7              31.2              44.2              56.9
Wood products                                       14.1              29.2              23.8              47.1
All other                                            0.5              (0.1)              0.5               0.1
                                                 -------          --------           -------          ---------
Total segment operating income                      68.1             105.0             116.5             176.8
Charge for asbestos liability, net                  (6.0)           (236.0)             (6.0)           (236.0)
Unallocated corporate income (expense)              (3.6)              0.2             (11.0)             (4.2)
                                                 -------          --------           -------          ---------
Total consolidated operating income (loss)       $  58.5          $ (130.8)          $  99.5          $  (63.4)
                                                 =======          =========          =======          =========


                                                                                    June 30,        December 31,
Segment assets                                                                        2001              2000
--------------                                                                     ---------        -----------
Floor coverings                                                                    $   937.3        $     897.6
Building products                                                                      539.9              568.5
Wood products                                                                        1,402.2            1,358.6
All other                                                                               16.5               16.3
                                                                                   ---------        -----------
Total segment assets                                                                 2,895.9            2,841.0
Assets not assigned to business units                                                1,047.8            1,033.6
                                                                                   ---------        -----------
Total consolidated assets                                                          $ 3,943.7        $   3,874.6
                                                                                   =========        ===========

Prior year amounts for floor coverings, all other, and assets not assigned to business units have been reclassified to reflect the reallocation of certain assets.

Note 7.  INVENTORY
------------------


(amounts in millions)                                                      June 30, 2001           December 31, 2000
                                                                           -------------           -----------------
Finished goods                                                                  $ 255.0                   $ 208.9
Goods in process                                                                   39.1                      39.6
Raw materials and supplies                                                        155.4                     143.5
Less LIFO and other reserves                                                      (53.1)                    (51.8)
                                                                                -------                   -------
Total inventories, net                                                          $ 396.4                   $ 340.2
                                                                                =======                   =======

Note 8. RESTRUCTURING AND OTHER ACTIONS
---------------------------------------

The following table summarizes activity in the reorganization and restructuring accruals which are reported within accounts payable and accrued expenses, for the first six months of 2001 and 2000:

                                Beginning      Cash                                                   Ending
(amounts in millions)            balance     payments      Charges       Reversals      Other         balance
                                 -------     --------      -------       ---------      -----         -------
2001                             $21.4        ($6.6)        $3.8          ($1.3)       ($6.7)         $ 10.6
2000                              12.1         (2.2)         -              -           (0.6)            9.3

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

In the second quarter of 2001, a $1.1 million reversal was recorded related to a formerly occupied building for which AHI no longer believes it will incur any additional costs. In addition, $0.2 million of the remaining accrual for the first quarter 2001 reorganization was reversed, comprising certain severance accruals that were no longer necessary as certain individuals remained employed by AHI.

The amount in "other" is primarily related to the termination of an operating lease for an office facility in the U.S. These lease costs were previously accrued in the third quarter of 2000 as part of the restructuring charge when the decision to vacate the premises was made. The $5.9 million reversal is recorded as a reduction of Chapter 11 reorganization costs in accordance with SOP 90-7. See Note 2 for further discussion. The remaining amount in "other" is related to foreign currency translation.

Most of the remaining balance at June 30, 2001 relates to terminated employees with extended payouts, the majority of which will be paid during 2001, and a noncancelable operating lease, which extends through 2017.

Note 9. SUPPLEMENTAL CASH FLOW INFORMATION
------------------------------------------

(amounts in millions)                                    Six Months Ended
                                                              June 30
                                                       2001          2000
                                                       -----        ------
Interest paid                                          $ 1.5        $ 53.5
Income taxes paid, net                                 $ 1.7        $ 17.1

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

Due to the Filing, holders of asbestos claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against AWI. In addition, AWI ceased making payments with respect to asbestos claims, including payments pursuant to the outstanding SSP agreements. A separate creditors' committee representing the interests of personal injury asbestos claimants has been appointed in the Chapter 11 Case.

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

As of September 30, 2000, AWI's estimate of its asbestos-related liability that was probable and estimable through 2006 ranged from $758.8 million to $1,363.3 million. AWI concluded that no amount within that range was more likely than any other and, therefore, reflected $758.8 million as a liability in the condensed consolidated financial statements in accordance with generally accepted accounting principles. Due to the increased uncertainty created as a result of the Filing, no change has been made to the previously recorded liability except to record payments of $68.2 million against that accrual in October and November 2000. The asbestos-related liability balance recorded at June 30, 2001 and December 31, 2000 is $690.6 million, which is recorded in liabilities subject to compromise. It is reasonably possible, however, that the actual liability could be significantly higher than the recorded liability. As the Chapter 11 Case proceeds, there should be more clarity as to the extent of the liability.

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

Property Damage Litigation
--------------------------

AWI is also one of many defendants in six pending property damage claims as of June 30, 2001 that were filed by public and private building owners. These cases present allegations of damage to the plaintiffs' buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures for removal and replacement of such products. In the second quarter of 2000, AWI was served with a lawsuit seeking class certification of Texas residents who own property with asbestos-containing products. This case includes allegations that AWI asbestos-containing products caused damage to buildings and generally seeks compensatory damages and equitable relief, including testing, reimbursement for removal and diminution of property value. AWI vigorously denies the validity of the allegations against it in these actions and, in any event, believes that any costs will be covered by insurance. Continued prosecution of these actions and the commencement of any new asbestos property damage actions are also stayed due to the Filing. Consistent with prior periods and due to increased uncertainty, AWI has not recorded any liability related to these claims. A separate creditors' committee representing the interests of property damage asbestos claimants has been appointed in the Chapter 11 Case.

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

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the third quarter of 2000, it was determined that a new trial judge should be selected for the ADR. A new trial judge has been selected and initial motions were heard in June 2001. It is uncertain at this time if the new proceedings will have any impact on the preliminary decisions of the initial phases of the ADR. Additionally, one of the insurance carriers has been experiencing financial difficulties and was placed under an order of rehabilitation by a state insurance department during the second quarter.

Insurance Asset
---------------

An insurance asset in respect of asbestos personal injury claims in the amount of $246.3 million is recorded as of June 30, 2001 compared to $268.3 million as of December 31, 2000. The reduction is due to cash receipts during the second quarter of 2001 and management's current assessment of probable insurance recoveries. Of the total recorded asset at June 30, 2001, approximately $63.3 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI's belief in the availability of insurance in this amount, based upon AWI's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process that is in the trial phase of binding arbitration. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (a former AWI subsidiary that was sold in August 1969) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $84 million of the $246.3 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the liability and could decrease if the final amount of the liability decreases. Of the $246.3 million asset, $38.2 million has been recorded as a current asset as of June 30, 2001 reflecting management's estimate of the minimum insurance payments to be received in the next 12 months.

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

Cash Flow Impact
----------------

As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related claims in the first six months of 2001. In the first six months of 2000, AWI paid $95.0 million for asbestos-related claims. AWI received $16.0 million in asbestos-related insurance recoveries during the first six months of 2001 compared to $27.7 million during the first six months of 2000. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI may continue to receive insurance proceeds under the terms of various settlement agreements.

Conclusion
----------

Many uncertainties exist surrounding the financial impact of AWI's involvement with asbestos litigation. These uncertainties include the impact of the Filing and the Chapter 11 process, the number of future claims to be filed, the impact of any potential legislation, the impact of the ADR proceedings on the insurance asset and the financial condition of AWI's insurance carriers. AWI has not revised its previously recorded liability for asbestos-related personal injury claims. In the second quarter of 2001, AWI reduced its previously recorded insurance asset by $16.0 million for cash receipts and by $6.0 million for management's current assessment of probable insurance recoveries. The $6.0 million reduction was recorded as a charge for asbestos liability, net in the accompanying condensed consolidated statement of earnings. AWI will continue to review its asbestos-related liability periodically, although it is likely that no changes will be made to the liability until later in the Chapter 11 Case as significant developments arise. It is reasonably possible that AWI's total exposure to asbestos-related personal injury claims may be significantly different than the recorded liability. Any adjustment to the estimated liability or insurance asset could be material to the results of operations in the period recorded.

Note 11. - ENVIRONMENTAL LIABILITIES
------------------------------------

Liabilities of $13.1 million and $13.5 million were recorded at June 30, 2001 and December 31, 2000, respectively, for potential environmental liabilities that AHI considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the amount of the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each individual site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $6.4 million of the June 30, 2001 and December 31, 2000 environmental liabilities are classified as prepetition liabilities subject to compromise. The estimated liabilities do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the condensed consolidated financial statements and are either available through settlement or probable of recovery through negotiation or litigation.

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

Note 12 - DIFFERENCES BETWEEN ARMSTRONG HOLDINGS AND ARMSTRONG WORLD INDUSTRIES,
--------------------------------------------------------------------------------
             INC.
             ----

The difference between the condensed consolidated financial statements is primarily due to transactions related to the formation of Armstrong Holdings, Inc. and stock activity.

Note 13 - EARNINGS PER SHARE
----------------------------

The difference between the average number of basic and diluted common shares outstanding is due to contingently issuable shares and the effect of dilutive stock options. Earnings per share components may not add due to rounding. The diluted earnings per share calculations for 2000 use the basic number of shares due to the loss on continuing operations.

                     Independent Accountant's Review Report
                     --------------------------------------

The Board of Directors and Shareholders
Armstrong Holdings, Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of Armstrong Holdings, Inc., and subsidiaries as of June 30, 2001, and the related condensed consolidated statements of earnings for the three and six-month periods ended June 30, 2001 and 2000, and the condensed consolidated statements of cash flows and shareholders' equity for the six-month periods ended June 30, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

Our report dated February 26, 2001, on the consolidated financial statements of Armstrong Holdings, Inc., and subsidiaries as of and for the year ended December 31, 2000, also contains an explanatory paragraph that states that the filing under Chapter 11 and the resulting increased uncertainty regarding the Company's potential asbestos liability raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated balance sheet as of December 31, 2000, does not include any adjustments that might result from the outcome of these uncertainties.

/s/  KPMG LLP


Philadelphia, Pennsylvania
August 3, 2001

               Armstrong World Industries, Inc., and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                              (amounts in millions)
                                    Unaudited

                                                                                       Three Months Ended      Six Months Ended
                                                                                             June 30               June 30
                                                                                             -------               -------
                                                                                       2001        2000        2001        2000
                                                                                       ----        ----        ----        ----
Net sales                                                                                $748.6      $791.9    $1,465.1    $1,527.2
Cost of goods sold                                                                        551.2       564.0     1,089.3     1,091.5
                                                                                         ------      ------    --------    --------
Gross profit                                                                              197.4       227.9       375.8       435.7

Selling, general and administrative expenses                                              133.1       120.7       263.8       259.8
Charge for asbestos liability, net                                                          6.0       236.0         6.0       236.0
Restructuring and reorganization charges (reversals), net                                  (1.3)          -         4.1           -
Goodwill amortization                                                                       5.7         6.0        11.4        12.0
Equity (earnings) from affiliates, net                                                     (4.6)       (4.5)       (9.0)       (9.2)

                                                                                         ------      ------    --------    --------
Operating income (loss)                                                                    58.5      (130.3)       99.5       (62.9)


Interest expense (unrecorded contractual interest of $21.5, $0.0, $42.9, and $0.0)          3.2        27.9         6.3        53.8
Other (income) expense, net                                                                 2.6        (5.4)       (1.3)       (4.8)
                                                                                         ------      ------    --------    --------

Earnings (loss) from continuing operations before Chapter 11 reorganization (income)
    costs and income tax expense (benefit)                                                 52.7      (152.8)       94.5      (111.9)
Chapter 11 reorganization (income) costs, net                                              (0.5)         -          2.5          -
                                                                                         ------      ------    --------    --------
Earnings (loss) from continuing operations before income tax expense (benefit)             53.2      (152.8)       92.0      (111.9)

Income tax expense (benefit)                                                               20.2       (50.5)       35.4       (34.6)
                                                                                         ------      ------    --------    --------

Earnings (loss) from continuing operations                                               $33.0      ($102.3)     $56.6       ($77.3)
                                                                                         ------      ------    --------    --------


Income from discontinued operations, net of tax of $2.5 and $5.4                              -         3.7           -         9.4
Gain (loss) on sale of discontinued operations, net of tax of $0.0, $41.9, $0.0, and
 $41.9                                                                                     (0.9)      106.4        (0.9)      106.4
Net loss on expected disposal of discontinued operations, net of tax of $0.0                 -           -         (3.3)         -
                                                                                         ------      ------    --------    --------
Earnings (loss) from discontinued operations                                               (0.9)      110.1        (4.2)      115.8
                                                                                         ------      ------    --------    --------


Net earnings                                                                              $32.1        $7.8       $52.4       $38.5
                                                                                         ======      ======    ========    ========


See accompanying notes to the unaudited condensed consolidated financial statements beginning on page 20.

               Armstrong World Industries, Inc., and Subsidiaries
                      Condensed Consolidated Balance Sheets
                     (amounts in millions except share data)

                                                                            Unaudited
             Assets                                                       June 30, 2001            December 31, 2000
             ------                                                       -------------            -----------------
Current assets:
       Cash and cash equivalents                                              $  177.5                  $  156.5
       Accounts and notes receivable, net                                        362.4                     316.5
       Inventories, net                                                          396.4                     340.2
       Deferred income taxes                                                      10.6                       9.8
       Net assets of discontinued operations                                      57.3                      48.6
       Other current assets                                                       85.1                      72.3
                                                                              --------                  --------
               Total current assets                                            1,089.3                     943.9

Property, plant and equipment, less accumulated depreciation and
       amortization of $1,039.5 and $1,006.4, respectively                     1,216.8                   1,253.5

Insurance receivable for asbestos-related liabilities, noncurrent                208.1                     236.1
Investment in affiliates                                                          36.7                      37.3
Goodwill, net                                                                    832.0                     846.0
Other intangibles, net                                                            89.7                      91.9
Deferred income tax assets, noncurrent                                             4.8                      22.5
Other noncurrent assets                                                          466.3                     443.3
                                                                              --------                  --------
               Total assets                                                   $3,943.7                  $3,874.5
                                                                              =========                 ========

       Liabilities and Shareholder's Equity
       ------------------------------------
Current liabilities:
       Short-term debt                                                           $11.1                  $   16.6
       Current installments of long-term debt                                      4.7                       8.1
       Accounts payable and accrued expenses                                     292.0                     238.0
       Short-term amounts due to affiliates                                        4.4                         -
       Income taxes                                                               47.7                      30.0
                                                                              --------                  --------
               Total current liabilities                                         359.9                     292.7
                                                                              --------                  --------

Liabilities subject to compromise                                              2,365.0                   2,390.2

Long-term debt, less current installments                                         51.5                      56.8
Postretirement and postemployment benefit liabilities                            244.0                     243.6
Pension benefit liabilities                                                      144.9                     154.7
Other long-term liabilities                                                       68.9                      71.1
Minority interest in subsidiaries                                                  7.9                       6.9
                                                                              --------                  --------
               Total noncurrent liabilities                                    2,882.2                   2,923.3

Shareholder's equity:
       Common stock, $1 par value per share
          Authorized 200 million shares; issued 51,878,910 shares                 51.9                      51.9
       Capital in excess of par value                                            173.4                     173.4
       Reduction for ESOP loan guarantee                                        (142.2)                   (142.2)
       Retained earnings                                                       1,201.5                   1,149.1
       Accumulated other comprehensive loss                                      (54.5)                    (45.2)
       Treasury stock                                                           (528.5)                   (528.5)
                                                                              --------                  --------
               Total shareholder's equity                                        701.6                     658.5
                                                                              --------                  --------

               Total liabilities and shareholder's equity                     $3,943.7                  $3,874.5
                                                                              ========                  ========

See accompanying notes to the unaudited condensed consolidated financial statements beginning on page 20.

              Armstrong World Industries, Inc., and Subsidiaries
           Condensed Consolidated Statements of Shareholder's Equity
                  (amounts in millions except per share data)
                                   Unaudited

                                                                                2001                    2000
                                                                                ----                    ----
Common stock, $1 par value:
---------------------------
Balance at beginning of year and June 30                                       $   51.9                $   51.9
                                                                               --------                --------

Capital in excess of par value:
-------------------------------
Balance at beginning of year                                                   $  173.4                $  176.4
Stock issuances and other                                                             -                     4.2
Contribution of treasury stock to ESOP                                                -                    (5.3)
                                                                               --------                --------
Balance at June 30                                                             $  173.4                $  175.3
                                                                               --------                --------

Reduction for ESOP loan guarantee:
----------------------------------
Balance at beginning of year                                                   $ (142.2)               $ (190.3)
Principal paid                                                                        -                    13.2
Loans to ESOP                                                                         -                    (7.3)
Contribution of treasury stock to ESOP                                                -                    (4.1)
Accrued compensation                                                                  -                     3.1
                                                                               --------                --------
Balance at June 30                                                             $ (142.2)               $ (185.4)
                                                                               --------                --------

Retained earnings:
------------------
Balance at beginning of year                                                   $1,149.1                $1,196.2
Net earnings for six months                                                        52.4      $52.4         38.5    $ 38.5
Tax benefit on dividends paid on unallocated ESOP common shares                       -                     0.7
                                                                               --------                --------
  Total                                                                        $1,201.5                $1,235.4
Less rights redemptions                                                               -                     2.0
Less common stock dividends                                                           -                    38.6
                                                                               --------                --------
Balance at June 30                                                             $1,201.5                $1,194.8
                                                                               --------                --------

Accumulated other comprehensive income (loss):
----------------------------------------------
Balance at beginning of year                                                   $  (45.2)               $  (16.5)
  Foreign currency translation adjustments                                        (10.5)                   (2.1)
  Derivative gain, net                                                             (1.4)                      -
  Investment impairment                                                             2.0                       -
  Unrealized loss on available for sale securities                                    -                    (2.5)
  Minimum pension liability adjustments                                             0.6                    (2.1)
                                                                               --------                --------
 Total other comprehensive (loss)                                                  (9.3)      (9.3)        (6.7)     (6.7)
                                                                               --------       -----    --------      -----
Balance at June 30                                                             $  (54.5)               $  (23.2)
                                                                               --------                --------

Comprehensive income                                                                         $43.1                 $ 31.8
--------------------                                                                         =====                 ======

Less treasury stock at cost:
----------------------------
Balance at beginning of year                                                   $  528.5                $  538.5
Stock issuance activity, net                                                          -                    (0.6)
Contribution of treasury stock to ESOP                                               -                     (9.4)
                                                                               --------                --------
Balance at June 30                                                             $  528.5                $  528.5
                                                                               --------                --------

Total shareholder's equity                                                     $  701.6                $  684.9
                                                                               ========                ========


See accompanying notes to the unaudited condensed consolidated financial statements beginning on page 20.

               Armstrong World Industries, Inc., and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                              (amounts in millions)
                                    Unaudited

                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                                    2001             2000
                                                                                                    ----             ----
Cash flows from operating activities:
     Net earnings                                                                                      $52.4            $38.5
     Adjustments to reconcile net earnings to net cash
           provided by (used for) operating activities:
       Depreciation and amortization, continuing operations                                             75.0             77.6
       Depreciation and amortization, discontinued operations                                              -              5.7
       (Gain) loss on sale of businesses                                                                 0.9           (148.3)
       Loss on expected disposal of discontinued operations                                              3.3                -
       Deferred income taxes                                                                            16.9            (14.1)
       Equity earnings from affiliates, net                                                             (9.0)            (9.2)
       Chapter 11 reorganization costs, net                                                              2.5                -
       Chapter 11 reorganization payments                                                               (6.6)               -
       Restructuring and reorganization charges                                                          4.1                -
       Restructuring and reorganization payments                                                        (6.6)            (2.2)
       Recoveries (payments) for asbestos-related claims, net                                           16.0            (67.3)
       Charge for asbestos liability, net                                                                6.0            236.0
       Decrease in net assets of businesses held for sale                                                  -              2.2
       (Increase)/decrease in net assets of discontinued operations                                     (8.7)            16.5
Changes in operating assets and liabilities net of effects of reorganizations, restructuring and dispositions
       Increase in receivables                                                                         (55.1)           (62.0)
       Increase in inventories                                                                         (67.8)           (27.7)
       Increase in other current assets                                                                 (9.2)            (8.1)
       Increase in other noncurrent assets                                                             (34.0)           (18.8)
       Increase/(decrease) in accounts payable and accrued expenses                                     67.9            (71.4)
       Increase in income taxes payable                                                                 17.7             11.8
       Decrease in other long-term liabilities                                                          (2.0)            (0.4)
       Other, net                                                                                       10.5              5.6
                                                                                                      ------           ------
Net cash provided by (used for) operating activities                                                    74.2            (35.6)
                                                                                                      ------           ------

Cash flows used for investing activities:
     Purchases of property, plant and equipment, continuing operations                                 (42.3)           (60.5)
     Purchases of property, plant and equipment, discontinued operations                                (2.8)            (8.1)
     Investment in computer software                                                                    (4.2)            (5.5)
     Acquisitions, net of cash acquired                                                                    -             (8.8)
     Distributions from equity affiliates                                                                9.0              6.6
     Purchase of outstanding minority interest                                                          (5.4)               -
     Proceeds from the sale of assets                                                                    0.4              3.1
     Proceeds from the sale of businesses                                                                  -            238.4
                                                                                                      ------           ------
Net cash provided by (used for) investing activities                                                   (45.3)           165.2
                                                                                                      ------           ------

Cash flows from financing activities:
     Increase/(decrease) in short-term debt, net                                                        (3.1)            50.2
     Payments of long-term debt                                                                         (1.6)          (148.7)
     Cash dividends paid                                                                                   -            (38.6)
     Purchase of common stock for the treasury, net                                                        -             (1.3)
     Other, net                                                                                         (0.9)               -
                                                                                                      ------           ------
Net cash used for financing activities                                                                  (5.6)          (138.4)
                                                                                                      ------           ------

Effect of exchange rate changes on cash and cash equivalents                                            (2.3)            (0.7)
                                                                                                      ------           ------

Net increase/(decrease) in cash and cash equivalents                                                   $21.0            ($9.5)
Cash and cash equivalents at beginning of year                                                         156.5             17.2
                                                                                                      ------           ------

Cash and cash equivalents at end of period                                                            $177.5             $7.7
                                                                                                      ======           ======

See accompanying notes to the unaudited condensed consolidated financial statements beginning on page 20.

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

Operating results for the second quarter of 2001, compared with the corresponding period of 2000 included in this report, are unaudited.

In February 2001, Armstrong determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001 entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. On June 12, 2001, negotiations with this investor were terminated. However, Armstrong still plans to complete the disposition of this segment in the first quarter of 2002. Accordingly, this segment is classified as a discontinued operation. Prior year balances and results have been reclassified to reflect the net assets and results of discontinued operations.

Starting with the fourth quarter of 2000, Armstrong applied the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-010, "Accounting for Shipping and Handling Fees and Costs". Consequently, approximately $34.3 million of second quarter 2000 shipping and handling costs have been reclassified from net sales to cost of goods sold. This change had no effect on gross margins or retained earnings as of any date.

In accordance with EITF Issue No. 00-014, "Accounting for Certain Sales Incentives", Armstrong reclassified certain sales incentives from Selling, General and Administrative ("SG&A") expense to net sales (reducing both) by $0.3 million in the second quarter of 2000. In accordance with EITF Issue No. 00-022, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future," Armstrong reclassified sales volume incentives from SG&A expense to net sales (reducing both) by $7.6 million in the second quarter of 2000.

The accounting policies used in preparing these statements are the same as those used in preparing Armstrong's consolidated financial statements for the year ended December 31, 2000. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Armstrong's Form 10-K for the fiscal year ended December 31, 2000. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings. The second quarters of the wood products segment ended on June 30, 2001 and July 1, 2000. No events occurred between June 30, 2000 and July 1, 2000 materially affecting Armstrong's financial position or results of operations.

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

Three creditors' committees, one representing personal injury asbestos claimants, one representing property damage asbestos claimants, and the other representing other unsecured creditors, have been appointed in the Chapter 11 Case. In accordance with the provisions of the Bankruptcy Code, they have the right to be heard on matters that come before the Court in the Chapter 11 Case.

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

Bar Date for Filing Claims
--------------------------
In connection with the Chapter 11 Cases, the Court has set August 31, 2001 as the last date by which holders of prepetition claims against the Debtors must file their claims. Any holder of a claim that is required to file a claim by such deadline and does not do so will be barred from asserting such claim against any of the Debtors and will not participate in any distribution in any of the Chapter 11 Cases on account of such claim. This deadline to file claims does not apply to asbestos-related personal injury claims (other than a claim for contribution, indemnity, reimbursement, or subrogation). A bar date for asbestos-related personal injury claims has not been set. The deadline for claims from the U. S. Internal Revenue Service has been extended to December 31, 2001.

Financing
---------
On May 31, 2001, AWI reduced the amount of its debtor-in-possession credit facility (the "DIP Facility") from $300 million to $200 million. As of June 30, 2001, AWI had no outstanding debt borrowings under the DIP Facility and AWI had $110.6 million of cash and cash equivalents in addition to cash held by its non-debtor subsidiaries. AWI believes that the DIP Facility, together with cash generated from operations, will be more than adequate to address its liquidity needs. Borrowings under the DIP Facility, if any, will constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact
-----------------
AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. Armstrong has implemented this guidance in the accompanying condensed consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. See
Note 5 for detail of the liabilities subject to compromise at June 30, 2001 and December 31, 2000. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI's prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI's asbestos liability is also recorded in liabilities subject to compromise. See Note 10 for further discussion of AWI's asbestos liability.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs. Accordingly, AWI recorded the following Chapter 11 reorganization activities in the second quarter and first six months of 2001:


                                                             Three Months Ended          Six Months Ended
(amounts in millions)                                           June 30, 2001              June 30, 2001
---------------------                                           -------------              -------------
Professional fees                                                  $ 6.1                      $11.9
Interest income, post petition                                      (1.0)                      (2.7)
Reductions to prepetition liabilities                               (0.1)                      (2.0)
Termination of prepetition lease obligation                         (5.9)                      (5.9)
Other expenses directly related to bankruptcy, net                   0.4                        1.2
                                                                   -----                        ---
Total Chapter 11 reorganization costs (income), net                $(0.5)                     $ 2.5
                                                                  =======                     =====

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

Termination of prepetition lease obligation represents the reversal of an accrual for future lease payments for office space in the U.S. that AWI will not pay due to the termination of the lease contract. This amount was previously accrued in the third quarter of 2000 as part of a restructuring charge when the decision to vacate the premises was made.

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

Note 3. DISCONTINUED OPERATIONS
-------------------------------
In February 2001, Armstrong determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001 entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. On June 12, 2001, negotiations with this investor were terminated. However, Armstrong still plans to complete the disposition of this segment in the first quarter of 2002. Accordingly, this segment is classified as a discontinued operation.

Prior year balances and results have been reclassified to reflect the net assets and results of this segment as discontinued operations. Based on the expected net realizable value of the business, Armstrong recorded a pretax net loss of $30.3 million in the fourth quarter of 2000, $19.5 million net of tax benefit. Armstrong also recorded an additional loss of $3.3 million (with no tax benefit) in the first quarter of 2001, as a result of price adjustments resulting from the negotiations.

The following comprises the net assets of discontinued operations as of June 30, 2001 and December 31, 2000.


       (amounts in millions)                               June 30, 2001      December 31, 2000
                                                           -------------      -----------------
       Cash                                                    $ 3.0                 $ 2.6
       Accounts receivable, net                                 47.0                  52.5
       Inventories, net                                         63.8                  59.7
       Property plant and equipment, net                        62.2                  67.5
       Short-term and long-term debt                           (17.4)                (29.8)
       Accounts payable and accrued expenses                   (43.8)                (54.0)
       Pension liabilities                                      (3.3)                 (3.3)
       Other, net                                              (16.4)                (12.1)
       Adjustment to net realizable value                      (37.8)                (34.5)
                                                               ------                ------
       Net assets of discontinued operations                   $57.3                 $48.6
                                                               ======                ======

During the second quarter of 2001, Armstrong recorded a pretax loss of $0.9 million related to its May 31, 2000 divestiture of its Insulation Products segment, which was previously reported as a discontinued operation. This loss resulted from certain post-closing adjustments.

Note 4. ACQUISITIONS
--------------------
On May 15, 2001, Armstrong Enterprises, Inc., an indirect subsidiary of Armstrong, entered into an agreement with Skanska A.B. to purchase Skanska's 49% minority equity interest in Armstrong World Industries A.B. The purchase price of $5.0 million was allocated to goodwill.

Note 5. LIABILITIES SUBJECT TO COMPROMISE
-----------------------------------------
As a result of AWI's Chapter 11 filing (see Note 2), pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the condensed consolidated balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI's prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI's asbestos liability is also recorded in liabilities subject to compromise. See Note 10 for further discussion of AWI's asbestos liability.

Liabilities subject to compromise at June 30, 2001 and December 31, 2000 are as follows:


(amounts in millions)                                           June 30,               December 31,
                                                                  2001                     2000
                                                                  ----                     ----
Debt (at face value)                                            $ 1,400.7                 $ 1,400.4
Asbestos-related liability                                          690.6                     690.6
Prepetition trade payables                                           53.9                      60.1
Prepetition other payables and accrued interest                      57.1                      76.4
ESOP loan guarantee                                                 157.7                     157.7
Amounts due to affiliates                                             5.0                       5.0
                                                                      ---                       ---
Total liabilities subject to compromise                         $ 2,365.0                 $ 2,390.2
                                                                =========                 =========

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

Note 6. INDUSTRY SEGMENTS
-------------------------


(amounts in millions)                                  Three months                         Six months
                                                       ended June 30                       ended June 30
Net sales to external customers                    2001              2000              2001              2000
-------------------------------                    ----              ----              ----              ----
Floor coverings                                  $ 308.3           $ 340.0         $   599.4         $   656.5
Building products                                  206.5             203.0             422.9             401.9
Wood products                                      233.8             248.9             442.8             468.8
                                                   -----             -----             -----             -----
Total sales to external customers                $ 748.6           $ 791.9         $ 1,465.1         $ 1,527.2
                                                 =======           =======         =========         =========


                                                       Three months                         Six months
                                                       ended June 30                       ended June 30
Segment operating income (loss)                    2001              2000              2001              2000
-------------------------------                    ----              ----              ----              ----
Floor coverings                                $    27.8            $ 44.7           $  48.0           $  72.7
Building products                                   25.7              31.2              44.2              56.9
Wood products                                       14.1              29.2              23.8              47.1
All other                                            0.5              (0.1)              0.5               0.1
                                                   -----           --------           ------           -------
Total segment operating income                      68.1             105.0             116.5             176.8
Charge for asbestos liability, net                  (6.0)           (236.0)             (6.0)           (236.0)
Unallocated corporate income (expense)              (3.6)              0.7             (11.0)             (3.7)
                                                ---------              ---             ------           -------
Total consolidated operating income (loss)       $  58.5          $ (130.3)          $  99.5          $  (62.9)
                                                 =======          =========          =======          =========


                                                                                     June 30,        December 31,
Segment assets                                                                         2001              2000
--------------                                                                         ----              ----
Floor coverings                                                                    $   937.3         $   897.6
Building products                                                                      539.9             568.5
Wood products                                                                        1,402.2           1,358.6
All other                                                                               16.5              16.3
                                                                                   ---------         ---------
Total segment assets                                                                 2,895.9           2,841.0
Assets not assigned to business units                                                1,047.8           1,033.5
                                                                                   ---------         ---------
Total consolidated assets                                                          $ 3,943.7         $ 3,874.5
                                                                                   =========         =========

Prior year amounts for floor coverings, all other, and assets not assigned to business units have been reclassified to reflect the reallocation of certain assets.

Note 7.  INVENTORY
------------------


(amounts in millions)                                                      June 30, 2001           December 31, 2000
                                                                           -------------           -----------------
Finished goods                                                                  $ 255.0                   $ 208.9
Goods in process                                                                   39.1                      39.6
Raw materials and supplies                                                        155.4                     143.5
Less LIFO and other reserves                                                      (53.1)                    (51.8)
                                                                                  ------                    ------
Total inventories, net                                                          $ 396.4                   $ 340.2
                                                                                =======                   =======

Note 8. RESTRUCTURING AND OTHER ACTIONS
---------------------------------------
The following table summarizes activity in the reorganization and restructuring accruals, which are reported in accounts payable and accrued expenses, for the first six months of 2001 and 2000:

                           Beginning      Cash                                                        Ending
(amounts in millions)       balance     payments         Charges       Reversals        Other         balance
                            -------     --------         -------       ---------        -----         -------

2001                        $21.4        ($6.6)           $3.8          ($1.3)         ($6.7)          $10.6
2000                         12.1         (2.2)            -              -             (0.6)            9.3

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

In the second quarter of 2001, a $1.1 million reversal was recorded related to a formerly occupied building for which Armstrong no longer believes it will incur any additional costs. In addition, $0.2 million of the remaining accrual for the first quarter 2001 reorganization was reversed, comprising certain severance accruals that were no longer necessary as certain individuals remained employed by Armstrong.

The amount in "other" is primarily related to the termination of an operating lease for an office facility in the U.S. These lease costs were previously accrued in the third quarter of 2000 as part of the restructuring charge when the decision to vacate the premises was made. The $5.9 million reversal is recorded as a reduction of Chapter 11 reorganization costs in accordance with SOP 90-7. See Note 2 for further discussion. The remaining amount in "other" is related to foreign currency translation.

Most of the remaining balance at June 30, 2001 relates to terminated employees with extended payouts, the majority of which will be paid during 2001, and a noncancelable operating lease, which extends through 2017.

Note 9. SUPPLEMENTAL CASH FLOW INFORMATION
------------------------------------------
(amounts in millions)                                      Six Months Ended
                                                                June 30
                                                          2001         2000
                                                          ----         ----
Interest paid                                            $ 1.5        $ 53.5
Income taxes paid, net                                   $ 1.7        $ 17.1

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

Due to the Filing, holders of asbestos claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against AWI. In addition, AWI ceased making payments with respect to asbestos claims, including payments pursuant to the outstanding SSP agreements. A separate creditors' committee representing the interests of personal injury asbestos claimants has been appointed in the Chapter 11 Case.

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

As of September 30, 2000, AWI's estimate of its asbestos-related liability that was probable and estimable through 2006 ranged from $758.8 million to $1,363.3 million. AWI concluded that no amount within that range was more likely than any other and, therefore, reflected $758.8 million as a liability in the condensed consolidated financial statements in accordance with generally accepted accounting principles. Due to the increased uncertainty created as a result of the Filing, no change has been made to the previously recorded liability except to record payments of $68.2 million against that accrual in October and November 2000. The asbestos-related liability balance recorded at June 30, 2001 and December 31, 2000 is $690.6 million, which is recorded in liabilities subject to compromise. It is reasonably possible, however, that the actual liability could be significantly higher than the recorded liability. As the Chapter 11 Case proceeds, there should be more clarity as to the extent of the liability.

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

Property Damage Litigation
--------------------------
AWI is also one of many defendants in six pending property damage claims as of June 30, 2001 that were filed by public and private building owners. These cases present allegations of damage to the plaintiffs' buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures for removal and replacement of such products. In the second quarter of 2000, AWI was served with a lawsuit seeking class certification of Texas residents who own property with asbestos-containing products. This case includes allegations that AWI asbestos-containing products caused damage to buildings and generally seeks compensatory damages and equitable relief, including testing, reimbursement for removal and diminution of property value. AWI vigorously denies the validity of the allegations against it in these actions and, in any event, believes that any costs will be covered by insurance. Continued prosecution of these actions and the commencement of any new asbestos property damage actions are also stayed due to the Filing. Consistent with prior periods and due to increased uncertainty, AWI has not recorded any liability related to these claims. A separate creditors' committee representing the interests of property damage asbestos claimants has been appointed in the Chapter 11 Case.

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

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the third quarter of 2000, it was determined that a new trial judge should be selected for the ADR. A new trial judge has been selected and initial motions were heard in June 2001. It is uncertain at this time if the new proceedings will have any impact on the preliminary decisions of the initial phases of the ADR. Additionally, one of the insurance carriers has been experiencing financial difficulties and was placed under an order of rehabilitation by a state insurance department during the second quarter.

Insurance Asset
---------------
An insurance asset in respect of asbestos personal injury claims in the amount of $246.3 million is recorded as of June 30, 2001 compared to $268.3 million as of December 31, 2000. The reduction is due to cash receipts during the second quarter of 2001 and management's current assessment of probable insurance recoveries. Of the total recorded asset at June 30, 2001, approximately $63.3 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI's belief in the availability of insurance in this amount, based upon AWI's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process that is in the trial phase of binding arbitration. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (a former AWI subsidiary that was sold in August 1969) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $84 million of the $246.3 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the liability and could decrease if the final amount of the liability decreases. Of the $246.3 million asset, $38.2 million has been recorded as a current asset as of June 30, 2001 reflecting management's estimate of the minimum insurance payments to be received in the next 12 months.

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

Cash Flow Impact
----------------
As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related claims in the first six months of 2001. In the first six months of 2000, AWI paid $95.0 million for asbestos-related claims. AWI received $16.0 million in asbestos-related insurance recoveries during the first six months of 2001 compared to $27.7 million during the first six months of 2000. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI may continue to receive insurance proceeds under the terms of various settlement agreements.

Conclusion
----------
Many uncertainties exist surrounding the financial impact of AWI's involvement with asbestos litigation. These uncertainties include the impact of the Filing and the Chapter 11 process, the number of future claims to be filed, the impact of any potential legislation, the impact of the ADR proceedings on the insurance asset and the financial condition of AWI's insurance carriers. AWI has not revised its previously recorded liability for asbestos-related personal injury claims. In the second quarter of 2001, AWI reduced its previously recorded insurance asset by $16.0 million for cash receipts and by $6.0 million for management's current assessment of probable insurance recoveries. The $6.0 million reduction was recorded as a charge for asbestos liability, net in the accompanying condensed consolidated statement of earnings. AWI will continue to review its asbestos-related liability periodically, although it is likely that no changes will be made to the liability until later in the Chapter 11 Case as significant developments arise. It is reasonably possible that AWI's total exposure to asbestos-related personal injury claims may be significantly different than the recorded liability. Any adjustment to the estimated liability or insurance asset could be material to the results of operations in the period recorded.

Note 11. - ENVIRONMENTAL LIABILITIES
------------------------------------
Liabilities of $13.1 million and $13.5 million were recorded at June 30, 2001 and December 31, 2000, respectively, for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the amount of the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each individual site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $6.4 million of the June 30, 2001 and December 31, 2000 environmental liabilities are classified as prepetition liabilities subject to compromise. The estimated liabilities do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the condensed consolidated financial statements and are either available through settlement or probable of recovery through negotiation or litigation.

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

Note 12 - DIFFERENCES BETWEEN ARMSTRONG HOLDINGS AND ARMSTRONG WORLD INDUSTRIES,
--------------------------------------------------------------------------------
            INC.
            ----
The difference between the condensed consolidated financial statements is primarily due to transactions related to the formation of Armstrong Holdings, Inc. and stock activity.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
         of Operations
         --------------

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

Three creditors' committees, one representing personal injury asbestos claimants, one representing property damage asbestos claimants, and the other representing other unsecured creditors, have been appointed in the Chapter 11 Case. In accordance with the provisions of the Bankruptcy Code, they have the right to be heard on matters that come before the Court in the Chapter 11 Case.

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

Bar Date for Filing Claims
--------------------------
In connection with the Chapter 11 Cases, the Court has set August 31, 2001 as the last date by which holders of prepetition claims against the Debtors must file their claims. Any holder of a claim that is required to file a claim by such deadline and does not do so will be barred from asserting such claim against any of the Debtors and will not participate in any distribution in any of the Chapter 11 Cases on account of such claim. This deadline to file claims does not apply to asbestos-related personal injury claims (other than a claim for contribution, indemnity, reimbursement, or subrogation). A bar date for asbestos-related personal injury claims has not been set. The deadline for claims from the U. S. Internal Revenue Service has been extended to December 31, 2001.

Financing
---------
On May 31, 2001, AWI reduced the amount of its debtor-in-possession credit facility (the "DIP Facility") from $300 million to $200 million. As of June 30, 2001, AWI had no outstanding debt borrowings under the DIP Facility and AWI had $110.6 million of cash and cash equivalents in addition to cash held by its non-debtor subsidiaries. AWI believes that the DIP Facility, together with cash generated from operations, will be more than adequate to address its liquidity needs. Borrowings under the DIP Facility, if any, will constitute superpriority administrative expense claims in the Chapter 11 Case.

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

Discontinued Operations
-----------------------
In February 2001, AHI determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001 entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. On June 12, 2001, negotiations with this investor were terminated. However, AHI still plans to complete the disposition of this segment in the first quarter of 2002. Accordingly, this segment is classified as a discontinued operation.

Prior year balances and results have been reclassified to reflect the net assets and results of this segment as discontinued operations. Based on the expected net realizable value of the business, AHI recorded a pretax net loss of $30.3 million in the fourth quarter of 2000, $19.5 million net of tax benefit. AHI also recorded an additional loss of $3.3 million (with no tax benefit) in the first quarter of 2001, as a result of price adjustments resulting from the negotiations.

During the second quarter of 2001, AHI recorded a pretax loss of $0.9 million related to its May 31, 2000 divestiture of its Insulation Products segment. This loss resulted from certain post-closing adjustments.

Other Divestitures
------------------
On July 31, 2000, AHI completed the sale of its Installation Products Group ("IPG") to subsidiaries of the German company Ardex GmbH, for $86 million in cash. Ardex purchased substantially all of the assets and liabilities of IPG including its shares of the W.W. Henry Company. The transaction resulted in a gain of $44.1 million ($60.2 million pretax) or $1.09 per share in 2000 and was recorded in other income. The financial results of IPG were reported as part of the floor coverings segment. The proceeds and gain are subject to a post-closing working capital adjustment.

Financial Condition
-------------------
As shown on the condensed Consolidated Balance Sheets (see page 3), AHI had cash and cash equivalents of $177.5 million at June 30, 2001. Working capital was $735.3 million as of June 30, 2001, $82.5 million higher than the $652.8 million recorded at the end of 2000. The ratio of current assets to current liabilities was 3.08 to 1 as of June 30, 2001, compared with 3.24 to 1 as of December 31, 2000. The decrease in the ratio is primarily attributable to an increase in accounts payable and accrued expenses which offset the increase in accounts receivable and inventory.

Long-term debt, excluding Armstrong's guarantee of an ESOP loan and debt subject to compromise, decreased in the first half of 2001. At June 30, 2001, long-term debt of $51.5 million, or 6.6 percent of total capital, compared with $56.8 million, or 7.6 percent of total capital, at the end of 2000. At June 30, 2001, and December 31, 2000 ratios of total debt (excluding debt subject to compromise) as a percent of total capital were 8.6 percent and 10.9 percent, respectively.

As shown on the condensed Consolidated Statements of Cash Flows (see page 5), net cash provided by operating activities for the six months ended June 30, 2001, was $74.2 million compared with net cash used for operating activities of $35.6 million for the comparable period in 2000. The increase was primarily due to the absence of asbestos-related claims payments in 2001 and changes in accounts payable and accrued expenses.

Net cash used for investing activities was $45.3 million for the six months ended June 30, 2001, compared with net cash provided by investing activities of $165.2 million for the six months ended June 30, 2000. The decrease in cash provided was primarily due to the receipt of proceeds from the sale of the Insulation Products segment in 2000.

Net cash used for financing activities was $5.6 million for the six months ended June 30, 2001 compared with $138.4 million for the six months ended June 30, 2000. The decrease in cash used was primarily due to a decrease in payments of debt and no dividend payments in 2001.

DIP Facility
------------
The Court previously approved a $300 million debtor-in-possession financing facility provided by a bank group led by The Chase Manhattan Bank. On May 31, 2001, AWI reduced the amount of the facility to $200 million. Borrowings under the DIP Facility constitute superpriority administrative expense claims in the Chapter 11 Cases. As of June 30, 2001, AWI had no debt borrowings under the DIP Facility compared with borrowings of $5.0 million as of December 31, 2000. The DIP Facility expires no later than December 6, 2002 and borrowings are limited to an adjusted amount of receivables, inventories and property, plant and equipment. Depending on the amount of borrowings, the DIP Facility carries an interest rate range of either Chase's Alternate Base Rate plus 50 basis points to 100 basis points or LIBOR plus 150 basis points to 200 basis points. The DIP Facility also contains several covenants including, among other things, limits on asset sales, capital expenditures and a required ratio of debt to cash flow.

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

Due to the Filing, holders of asbestos claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against AWI. In addition, AWI ceased making payments with respect to asbestos claims, including payments pursuant to the outstanding SSP agreements. A separate creditors' committee representing the interests of personal injury asbestos claimants has been appointed in the Chapter 11 Case.

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

As of September 30, 2000, AWI's estimate of its asbestos-related liability that was probable and estimable through 2006 ranged from $758.8 million to $1,363.3 million. AWI concluded that no amount within that range was more likely than any other and, therefore, reflected $758.8 million as a liability in the condensed consolidated financial statements in accordance with generally accepted accounting principles. Due to the increased uncertainty created as a result of the Filing, no change has been made to the previously recorded liability except to record payments of $68.2 million against that accrual in October and November 2000. The asbestos-related liability balance recorded at June 30, 2001 and December 31, 2000 is $690.6 million, which is recorded in liabilities subject to compromise. It is reasonably possible, however, that the actual liability could be significantly higher than the recorded liability. As the Chapter 11 Case proceeds, there should be more clarity as to the extent of the liability.

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

Property Damage Litigation
--------------------------
AWI is also one of many defendants in six pending property damage claims as of June 30, 2001 that were filed by public and private building owners. These cases present allegations of damage to the plaintiffs' buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures for removal and replacement of such products. In the second quarter of 2000, AWI was served with a lawsuit seeking class certification of Texas residents who own property with asbestos-containing products. This case includes allegations that AWI asbestos-containing products caused damage to buildings and generally seeks compensatory damages and equitable relief, including testing, reimbursement for removal and diminution of property value. AWI vigorously denies the validity of the allegations against it in these actions and, in any event, believes that any costs will be covered by insurance. Continued prosecution of these actions and the commencement of any new asbestos property damage actions are also stayed due to the Filing. Consistent with prior periods and due to increased uncertainty, AWI has not recorded any liability related to these claims. A separate creditors' committee representing the interests of property damage asbestos claimants has been appointed in the Chapter 11 Case.

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

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the third quarter of 2000, it was determined that a new trial judge should be selected for the ADR. A new trial judge has been selected and initial motions were heard in June 2001. It is uncertain at this time if the new proceedings will have any impact on the preliminary decisions of the initial phases of the ADR. Additionally, one of the insurance carriers has been experiencing financial difficulties and was placed under an order of rehabilitation by a state insurance department during the second quarter.

Insurance Asset
---------------
An insurance asset in respect of asbestos personal injury claims in the amount of $246.3 million is recorded as of June 30, 2001 compared to $268.3 million as of December 31, 2000. The reduction is due to cash receipts during the second quarter of 2001 and management's current assessment of probable insurance recoveries. Of the total recorded asset at June 30, 2001, approximately $63.3 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI's belief in the availability of insurance in this amount, based upon AWI's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process that is in the trial phase of binding arbitration. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (a former AWI subsidiary that was sold in August 1969) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $84 million of the $246.3 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the liability and could decrease if the final amount of the liability decreases. Of the $246.3 million asset, $38.2 million has been recorded as a current asset as of June 30, 2001 reflecting management's estimate of the minimum insurance payments to be received in the next 12 months.

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

Cash Flow Impact
----------------
As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related claims in the first six months of 2001. In the first six months of 2000, AWI paid $95.0 million for asbestos-related claims. AWI received $16.0 million in asbestos-related insurance recoveries during the first six months of 2001 compared to $27.7 million during the first six months of 2000. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI may continue to receive insurance proceeds under the terms of various settlement agreements.

Conclusion
----------
Many uncertainties exist surrounding the financial impact of AWI's involvement with asbestos litigation. These uncertainties include the impact of the Filing and the Chapter 11 process, the number of future claims to be filed, the impact of any potential legislation, the impact of the ADR proceedings on the insurance asset and the financial condition of AWI's insurance carriers. AWI has not revised its previously recorded liability for asbestos-related personal injury claims. In the second quarter of 2001, AWI reduced its previously recorded insurance asset by $16.0 million for cash receipts and by $6.0 million for management's current assessment of probable insurance recoveries. The $6.0 million reduction was recorded as a charge for asbestos liability, net in the accompanying condensed consolidated statement of earnings. AWI will continue to review its asbestos-related liability periodically, although it is likely that no changes will be made to the liability until later in the Chapter 11 Case as significant developments arise. It is reasonably possible that AWI's total exposure to asbestos-related personal injury claims may be significantly different than the recorded liability. Any adjustment to the estimated liability or insurance asset could be material to the results of operations in the period recorded.

Consolidated Results
--------------------
The following discussions of consolidated results are on a continuing operations basis.

Second-quarter 2001 net sales of $748.6 million from+ continuing operations were 5.5% lower than in the second quarter of 2000. Excluding the effects of unfavorable foreign exchange rates, the impact of the third-quarter 2000 IPG divestiture and the impact of the second-quarter 2000 Gema acquisition, net sales decreased 3.7%. Wood products sales decreased 6.1% due to lower volume and weaker pricing. Floor coverings sales decreased 9.3% due mainly to the IPG divestiture and lower sales volumes in residential sheet and commercial tile products. Building products sales increased 1.7% as a result of the Gema acquisition partially offset by a decline in commercial volume.

Second-quarter 2001 earnings from continuing operations were $33.0 million or $0.81 per share, compared to 2000's second-quarter loss from continuing operations of $102.6 million or $2.55 per share. A $6.0 million non-cash pre-tax charge was recorded in the second quarter of 2001 related to management's current assessment of probable asbestos-related insurance asset recoveries, A $236.0 million non-cash pre-tax charge for an increase in the estimate of probable liability for asbestos-related claims was recorded in the second quarter of 2000 and resulted in an after-tax net earnings impact of $153.4 million or $3.81 per share. The second-quarter 2000 results also include a pre-tax gain of $5.2 million or $0.08 per share from the demutualization of an insurance company with whom AHI had company-owned life insurance policies, which was recorded in other income. Excluding the asbestos charge and the demutualization gain, earnings from continuing operations for the second quarter of 2000 would have been $47.4 million, or $1.18 per share.

The cost of goods sold in the second quarter of 2001 was 73.6 % of net sales compared to 71.2% of net sales in the second quarter of 2000. This increase was driven primarily by higher raw material costs, mainly in floor coverings and wood products, and higher energy costs in building products.

Second-quarter 2001 selling, general and administrative expenses were 17.8 percent of net sales compared to 15.3 percent of net sales in last year's second quarter. The percentage increase is primarily due to an increase in advertising expenses and to retention compensation expense in 2001.

Interest expense of $3.2 million was $24.7 million lower than the amount recorded in the second quarter of 2000. In accordance with SOP 90-7, Armstrong did not record $21.5 million of contractual interest expense on prepetition debt in the second quarter of 2001.

Other expense, net of $2.6 million in the second quarter of 2001 compared to other income, net of $5.4 million in the second quarter of 2000. The 2001 other expense was primarily due to a $3.2 million non-cash charge resulting from the impairment of investments. The 2000 other income was primarily due to a gain from the demutualization of an insurance company with whom AHI had company-owned life insurance policies.

The effective tax rate from continuing operations was 38.0% and 38.6% for the second quarter of 2001 and 2000, respectively, excluding the impact of the asbestos charge in 2000.

First-half 2001 net sales were $1,465.1 million, 4.1 percent lower than last year's first-half net sales of $1,527.2 million. Excluding the unfavorable effects of foreign exchange rates, the impact of the IPG divestiture and the impact of the Gema acquisition, net sales decreased 2.6%.

Interest expense of $6.3 million was $47.5 million lower than the amount recorded in the first half of 2001. In accordance with SOP 90-7, Armstrong did not record $42.9 million of contractual interest expense on prepetition debt in the first half of 2001.

The first-half earnings from continuing operations of $56.6 million or $1.38 per share compared to 2000's first-half loss from continuing operations of $77.6 million or $1.94 per share. Excluding the asbestos charge and the demutualization gain, earnings from continuing operations for the first half of 2000 would have been $72.4 million, or $1.80 per share.

Excluding the impact of the asbestos charge in 2000, Armstrong's effective tax rate for continuing businesses was 38.5% and 38.7% for the first half of 2001 and 2000, respectively.

Effective November 1, 2000, an amendment to the Retirement Income Plan (RIP), a qualified US defined benefit plan, established an additional benefit known as the Employee Stock Ownership Plan (ESOP) Pension Account to partially compensate active employee and retiree ESOP shareholders for the decline in the market value of AHI's stock. The effect of this amendment had no material impact to the financial position or results of operations in 2000, but increased the benefit obligation by $79.6 million in 2001 and decreased the first half 2001 pension credit by $5.8 million compared to the first half of 2000.

Industry Segment Results
------------------------
The following discussion of industry segment results compares the second quarter of 2001 with the second quarter of 2000.

Floor coverings net sales were $308.3 million and $340.0 million in 2001 and 2000, respectively. Net sales in the Americas decreased 7.6% from prior year as a result of the IPG divestiture and lower sales volumes of residential sheet and commercial tile products. European net sales were 11.2% below 2000 levels as a result of weaker sales of cushion vinyl products. Excluding the unfavorable effects of foreign exchange rates net sales in Europe were 4.2% below last year. Pacific area sales decreased $2.6 million versus 2000. Operating income of $27.8 million in 2001 compared to $44.7 million in 2000. The operating income reduction was driven primarily by the impact of the IPG divestiture and lower sales volumes, which were partially offset by operating cost reductions.

Building products net sales of $206.5 million in 2001 increased from $203.0 million in 2000. Excluding the incremental sales from Gema, sales decreased 2.0%. Americas sales were flat versus 2000 as improved product mix and price levels offset the effect of lower volume. In Europe, excluding the incremental sales from Gema and the impact of unfavorable foreign exchange rates, sales increased 2.5%. Pacific area sales decreased 6.3% versus 2000 as a result of unfavorable product mix. Operating income decreased $5.5 million to $25.7 million in 2001 primarily due to higher energy costs partially offset by favorable product mix and price.

Wood products net sales of $233.8 million in 2001 compared to net sales of $248.9 million in 2000. Cabinet sales were flat versus 2000. Wood flooring sales decreased 7.5% versus 2000, driven primarily by lower volume and weaker pricing. Operating income declined to $14.1 million in 2001 from $29.2 million in 2000 primarily driven by lower sales volume combined with higher lumber costs.

Unallocated corporate expense of $3.6 million in 2001 compared to $0.2 million of income in 2000, primarily due to retention compensation expense in 2001.

Recent Accounting Pronouncements
--------------------------------
In the second quarter of 2001, the Emerging Issues Task Force ("EITF") released EITF Issue No. 00-025, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." This pronouncement requires consideration paid to a reseller or retailer to be shown as a reduction of revenue unless the vendor receives an identifiable separate benefit and that benefit's fair value can be reasonably estimated. This pronouncement will be effective January 1, 2002. AHI is evaluating the effects of implementation, if any, on its financial statements.

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. AHI will be required to test goodwill and intangible assets for impairment in accordance with the provisions of Statement 142 within the first quarter of 2002. Impairment losses, if any, will be measured as of January 1, 2002 and recognized as the cumulative effect of a change in accounting principle in the first quarter of 2002. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." AHI is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002.

As of January 1, 2002, AHI expects to have unamortized goodwill of approximately $820 million and unamortized identifiable intangible assets in the amount of $86 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $23.9 million and $11.4 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on AHI's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

 .    Factors relating to AWI's Chapter 11 Filing, such as: the possible disruption of relationships with creditors, customers, distribution network, suppliers and employees; the ultimate size of AWI's asbestos-related and other liabilities; the ability to confirm and implement a plan of reorganization; the availability of financing and refinancing for both AWI and its subsidiaries that are not parties to its Chapter 11 Filing; and AWI's ability to comply with covenants in its debtor in possession credit facility.

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

 .    Revenues and earnings could be affected by business conditions that impact
     Armstrong's major customers/distribution network and/or business decisions made by Armstrong's major customers/distribution network.

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

Due to the Filing, holders of asbestos claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against AWI. In addition, AWI ceased making payments with respect to asbestos claims, including payments pursuant to the outstanding SSP agreements. A separate creditors' committee representing the interests of personal injury asbestos claimants has been appointed in the Chapter 11 Case.

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

As of September 30, 2000, AWI's estimate of its asbestos-related liability that was probable and estimable through 2006 ranged from $758.8 million to $1,363.3 million. AWI concluded that no amount within that range was more likely than any other and, therefore, reflected $758.8 million as a liability in the condensed consolidated financial statements in accordance with generally accepted accounting principles. Due to the increased uncertainty created as a result of the Filing, no change has been made to the previously recorded liability except to record payments of $68.2 million against that accrual in October and November 2000. The asbestos-related liability balance recorded at June 30, 2001 and December 31, 2000 is $690.6 million, which is recorded in liabilities subject to compromise. It is reasonably possible, however, that the actual liability could be significantly higher than the recorded liability. As the Chapter 11 Case proceeds, there should be more clarity as to the extent of the liability.

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

Property Damage Litigation
--------------------------
AWI is also one of many defendants in six pending property damage claims as of June 30, 2001 that were filed by public and private building owners. These cases present allegations of damage to the plaintiffs' buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures for removal and replacement of such products. In the second quarter of 2000, AWI was served with a lawsuit seeking class certification of Texas residents who own property with asbestos-containing products. This case includes allegations that AWI asbestos-containing products caused damage to buildings and generally seeks compensatory damages and equitable relief, including testing, reimbursement for removal and diminution of property value. AWI vigorously denies the validity of the allegations against it in these actions and, in any event, believes that any costs will be covered by insurance. Continued prosecution of these actions and the commencement of any new asbestos property damage actions are also stayed due to the Filing. Consistent with prior periods and due to increased uncertainty, AWI has not recorded any liability related to these claims. A separate creditors' committee representing the interests of property damage asbestos claimants has been appointed in the Chapter 11 Case.

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

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the third quarter of 2000, it was determined that a new trial judge should be selected for the ADR. A new trial judge has been selected and initial motions were heard in June 2001. It is uncertain at this time if the new proceedings will have any impact on the preliminary decisions of the initial phases of the ADR. Addtionally, one of the insurance carriers has been experiencing financial difficulties and was placed under an order of rehabilitation by a state insurance department during the second quarter.

Insurance Asset
---------------
An insurance asset in respect of asbestos personal injury claims in the amount of $246.3 million is recorded as of June 30, 2001 compared to $268.3 million as of December 31, 2000. The reduction is due to cash receipts during the second quarter of 2001 and management's current assessment of probable insurance recoveries. Of the total recorded asset at June 30, 2001, approximately $63.3 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI's belief in the availability of insurance in this amount, based upon AWI's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process that is in the trial phase of binding arbitration. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (a former AWI subsidiary that was sold in August 1969) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $84 million of the $246.3 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the liability and could decrease if the final amount of the liability decreases. Of the $246.3 million asset, $38.2 million has been recorded as a current asset as of June 30, 2001 reflecting management's estimate of the minimum insurance payments to be received in the next 12 months.

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

Cash Flow Impact
----------------
As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related claims in the first six months of 2001. In the first six months of 2000, AWI paid $95.0 million for asbestos-related claims. AWI received $16.0 million in asbestos-related insurance recoveries during the first six months of 2001 compared to $27.7 million during the first six months of 2000. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI may continue to receive insurance proceeds under the terms of various settlement agreements.

Conclusion
----------
Many uncertainties exist surrounding the financial impact of AWI's involvement with asbestos litigation. These uncertainties include the impact of the Filing and the Chapter 11 process, the number of future claims to be filed, the impact of any potential legislation, the impact of the ADR proceedings on the insurance asset and the financial condition of AWI's insurance carriers. AWI has not revised its previously recorded liability for asbestos-related personal injury claims. In the second quarter of 2001, AWI reduced its previously recorded insurance asset by $16.0 million for cash receipts and by $6.0 million for management's current assessment of probable insurance recoveries. The $6.0 million reduction was recorded as a charge for asbestos liability, net in the accompanying condensed consolidated statement of earnings. AWI will continue to review its asbestos-related liability periodically, although it is likely that no changes will be made to the liability until later in the Chapter 11 Case as significant developments arise. It is reasonably possible that AWI's total exposure to asbestos-related personal injury claims may be significantly different than the recorded liability. Any adjustment to the estimated liability or insurance asset could be material to the results of operations in the period recorded.

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

Liabilities of $13.1 million were recorded at June 30, 2001 for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the amount of the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each individual site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 filing, $6.4 million of the June 30, 2001 environmental liabilities are classified as prepetition liabilities subject to compromise. The estimated liabilities do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the condensed consolidated financial statements and are either available through settlement or probable of recovery through negotiation or litigation.

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

Item 5. -  Other Information
---------  -----------------

Shareholder Proposals and Director Nominations for 2001 Annual Meeting
----------------------------------------------------------------------

Our 2001 Annual Meeting of Shareholders is currently scheduled to be held on December 10, 2001, which is more than 30 calendar days after the anniversary of our prior annual meeting. As a result, the deadline for submissions of shareholder proposals and director nominations relating to the 2001 Annual Meeting has changed from the dates specified in last year's proxy statement.

If a shareholder intends to present a proposal for action at the 2001 Annual Meeting and wishes to have such proposal considered for inclusion in the Company's proxy materials in reliance on Rule 14a-8 under the Securities Exchange Act of 1934, the proposal must be submitted in writing and received by the Secretary of the Company by August 22, 2001. Such proposal must also meet the other requirements of the rules of the Securities and Exchange Commission relating to shareholders' proposals.

The Company's bylaws establish an advance notice procedure with regard to certain matters, including shareholder proposals and nominations of individuals for election to the Board of Directors. In general, notice of a shareholder proposal or a director nomination for an annual meeting must be received by the Company within fifteen days after public announcement of the date of the annual meeting and must contain specified information and conform to certain requirements, as set forth in the bylaws. Therefore, any shareholder proposal or nomination for the 2001 annual meeting will need to be received by the Company by August 22, 2001. If the presiding officer at any shareholders' meeting determines that a shareholder proposal or director nomination was not made in accordance with the bylaws, the Company may disregard such proposal or nomination.

In addition, if a shareholder submits a proposal outside of Rule 14a-8 for the 2001 Annual Meeting and the proposal fails to comply with the advance notice procedure prescribed by the bylaws, then the Company's proxy may confer discretionary authority on the persons being appointed as proxies on behalf of the Board of Directors to vote on the proposal. Proposals and nominations should be addressed to the Secretary of the Company, John N. Rigas, Armstrong Holdings, Inc., 2500 Columbia Ave., Lancaster, PA 17603. A shareholder may obtain a copy of the relevant portions of the Company's bylaws by making a written request to the Secretary of the Company.

Item 6. -  Exhibits and Reports on Form 8-K
------     --------------------------------

     (a) The following exhibits are filed as a part of the Quarterly Report on Form 10-Q:

     Exhibits
     --------

     No. 4 Armstrong World Industries, Inc.'s Retirement Savings and Stock Ownership Plan effective as of October 1, 1996, as amended April 12, 2001.*

     No. 10 Employment agreement between Armstrong World Industries, Inc. and Chan W. Galbato dated May 2, 2001

     No. 15    Letter re Unaudited Interim Financial Information


*Compensatory Plan.


     (b)  No reports on Form 8-K were filed during the second quarter of 2001.

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

                                    Armstrong Holdings, Inc.
                                    Armstrong World Industries, Inc.


                              By:    /s/  Leonard A. Campanaro
                                    --------------------------
                                    Leonard A. Campanaro, Senior Vice President,
                                    Chief Financial Officer


                              By:    /s/  John N. Rigas
                                    --------------------------
                                    John N. Rigas, Senior Vice President,
                                    Secretary and General Counsel


                              By:    /s/ William C. Rodruan
                                    --------------------------
                                    William C. Rodruan, Vice President and
                                    Controller (Principal Accounting Officer)


Date:  August 6, 2001

                                  Exhibit Index
                                  -------------

Exhibit No.
-----------

No. 4 Armstrong World Industries, Inc.'s Retirement Savings and Stock Ownership Plan effective as of October 1, 1996, as amended April 12, 2001.*

No. 10 Employment agreement between Armstrong World Industries, Inc. and Chan W. Galbato dated May 2, 2001

No. 15         Letter re: Unaudited Interim Financial Information



*Compensatory Plan.