Form 10-Q
period 2001-09-30
ARMSTRONG WORLD INDUSTRIES INC; ARMSTRONG HOLDINGS INC /PA/
filed 2001-11-09
CIK 7431, 1109304

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

               For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                             Yes  X       No_____
                                -----


Number of shares of Armstrong Holdings, Inc.'s common stock outstanding as of November 1, 2001 - 40,748,268

                        Part 1 - Financial Information
                        ------------------------------

Item 1 - Financial Statements
-----------------------------

                  Armstrong Holdings, Inc., and Subsidiaries
                 Condensed Consolidated Statements of Earnings
                    (in millions, except per share amounts)
                                   Unaudited

                                                                                      Three Months Ended       Nine Months Ended
                                                                                         September 30             September 30
                                                                                         ------------             ------------
                                                                                       2001        2000         2001        2000
                                                                                       ----        ----         ----        ----
Net sales                                                                           $   804.7   $   864.1    $ 2,398.9   $ 2,527.8
Cost of goods sold                                                                      605.8       632.7      1,782.7     1,816.3
                                                                                    ---------   ---------    ---------   ---------
Gross profit                                                                            198.9       231.4        616.2       711.5

Selling, general and administrative expenses                                            149.9       146.5        449.3       446.9
Charge for asbestos liability, net                                                       16.0          --         22.0       236.0
Restructuring and reorganization charges (reversals), net                                (1.1)       15.7          3.0        15.7
Goodwill amortization                                                                     5.7         5.9         17.1        18.2
Equity (earnings) from affiliates, net                                                   (4.5)       (4.9)       (13.5)      (14.1)
                                                                                    ---------   ---------    ---------   ---------
Operating income                                                                         32.9        68.2        138.3         8.8

Interest expense (unrecorded contractual interest of $21.6, $0.0,
    $64.5, and $0.0)                                                                      3.3        26.0         10.2        79.8
Other (income) expense, net                                                               1.3       (61.6)         0.6       (67.0)
                                                                                    ---------   ---------    ---------   ---------
Earnings (loss) from continuing operations before Chapter 11 reorganization
    costs and income tax expense (benefit)                                               28.3       103.8        127.5        (4.0)
Chapter 11 reorganization costs, net                                                      3.7          --          6.2          --
                                                                                    ---------   ---------    ---------   ---------
Earnings (loss) from continuing operations before income tax expense (benefit)           24.6       103.8        121.3        (4.0)
Income tax expense (benefit)                                                             10.3        31.8         47.3        (0.8)
                                                                                    ---------   ---------    ---------   ---------
Earnings (loss) from continuing operations                                          $    14.3   $    72.0    $    74.0   $    (3.2)
                                                                                    ---------   ---------    ---------   ---------

Income from discontinued operations, net of tax of $3.2                                    --          --           --         7.0
Gain (loss) on sale of discontinued operations, net of tax of $0.0, $0.9,
    $0.0, and $42.8                                                                      (0.2)        2.3         (1.1)      108.7
Reversal of loss on expected disposal of discontinued operations, net of
    tax of $10.7                                                                         27.1          --         24.0          --
Net loss on expected disposal of discontinued operations, net of tax of $0.0               --          --         (3.3)         --
                                                                                    ---------   ---------    ---------   ---------
Earnings from discontinued operations                                                    26.9         2.3         19.6       115.7
                                                                                    ---------   ---------    ---------   ---------

Net earnings                                                                        $    41.2   $    74.3    $    93.6   $   112.5
                                                                                    =========   =========    =========   =========

Earnings (loss) per share of common stock, continuing operations:
  Basic                                                                             $    0.35   $    1.79    $    1.83   $   (0.08)
  Diluted                                                                           $    0.35   $    1.77    $    1.81   $   (0.08)

Earnings per share of common stock, discontinued operations:
  Basic                                                                             $    0.66   $    0.06    $    0.49   $    2.88
  Diluted                                                                           $    0.66   $    0.06    $    0.48   $    2.88

Net earnings per share of common stock:
  Basic                                                                             $    1.02   $    1.84    $    2.32   $    2.80
  Diluted                                                                           $    1.01   $    1.83    $    2.29   $    2.80

Average number of common shares outstanding:
  Basic                                                                                  40.5        40.3         40.4        40.2
  Diluted                                                                                40.8        40.7         40.8        40.4


See accompanying notes to the unaudited condensed consolidated financial statements beginning on page 6.

                   Armstrong Holdings, Inc., and Subsidiaries
                      Condensed Consolidated Balance Sheets
                     (amounts in millions except share data)

                                                                                   Unaudited
          Assets                                                               September 30, 2001    December 31, 2000
          ------                                                               ------------------    -----------------
Current assets:
     Cash and cash equivalents                                                     $    255.5            $    159.1
     Accounts and notes receivable, net                                                 392.9                 369.0
     Inventories, net                                                                   481.2                 399.9
     Deferred income taxes                                                               11.9                  10.0
     Other current assets                                                                66.8                  84.0
                                                                                   ----------            ----------
             Total current assets                                                     1,208.3               1,022.0

Property, plant and equipment, less accumulated depreciation and
     amortization of $1,165.5 and $1,091.0, respectively                              1,286.0               1,321.0

Insurance receivable for asbestos-related liabilities, noncurrent                       192.1                 236.1
Investment in affiliates                                                                 36.8                  37.3
Goodwill, net                                                                           833.6                 846.0
Other intangibles, net                                                                   88.6                  92.7
Deferred income tax assets, noncurrent                                                   --                     6.8
Other noncurrent assets                                                                 481.3                 443.3
                                                                                   ----------            ----------
             Total assets                                                          $  4,126.7            $  4,005.2
                                                                                   ==========            ==========

     Liabilities and Shareholders' Equity
     ------------------------------------
Current liabilities:
     Short-term debt                                                               $     28.6            $     35.9
     Current installments of long-term debt                                               5.1                   8.1
     Accounts payable and accrued expenses                                              338.9                 292.0
     Income taxes                                                                        60.6                  30.7
     Accrued loss on expected disposal of discontinued operations                        --                    34.5
                                                                                   ----------            ----------
             Total current liabilities                                                  433.2                 401.2
                                                                                   ----------            ----------

Liabilities subject to compromise                                                     2,358.2               2,385.2

Long-term debt, less current installments                                                53.3                  67.3
Postretirement and postemployment benefit liabilities                                   243.3                 244.8
Pension benefit liabilities                                                             159.2                 156.8
Other long-term liabilities                                                              83.1                  77.9
Deferred income taxes                                                                    19.7                  --
Minority interest in subsidiaries                                                         8.8                   6.9
                                                                                   ----------            ----------
             Total noncurrent liabilities                                             2,925.6               2,938.9

Shareholders' equity:
     Common stock, $1 par value per share
        Authorized 200 million shares; issued 51,878,910 shares                          51.9                  51.9
     Capital in excess of par value                                                     168.3                 162.2
     Reduction for ESOP loan guarantee                                                 (142.2)               (142.2)
     Retained earnings                                                                1,245.1               1,151.5
     Accumulated other comprehensive loss                                               (42.0)                (45.2)
     Treasury stock                                                                    (513.2)               (513.1)
                                                                                   ----------            ----------
             Total shareholders' equity                                                 767.9                 665.1
                                                                                   ----------            ----------

             Total liabilities and shareholders' equity                            $  4,126.7            $  4,005.2
                                                                                   ==========            ==========

See accompanying notes to the unaudited condensed consolidated financial statements beginning on page 6.

                  Armstrong Holdings, Inc., and Subsidiaries
           Condensed Consolidated Statements of Shareholders' Equity
                  (amounts in millions except per share data)
                                   Unaudited

                                                                                   2001                        2000
                                                                                   ----                        ----
Common stock, $1 par value:
--------------------------
Balance at beginning of year and September 30                                   $     51.9                  $     51.9
                                                                                ----------                  ----------

Capital in excess of par value:
------------------------------
Balance at beginning of year                                                    $    162.2                  $    176.4
Stock issuances and other                                                              6.1                        (4.2)
Contribution of treasury stock to ESOP                                                  --                        (5.3)
                                                                                ----------                  ----------
Balance at September 30                                                         $    168.3                  $    166.9
                                                                                ----------                  ----------

Reduction for ESOP loan guarantee:
---------------------------------
Balance at beginning of year                                                    $   (142.2)                 $   (190.3)
Principal paid                                                                          --                        13.2
Loans to ESOP                                                                           --                        (7.3)
Contribution of treasury stock to ESOP                                                  --                        (4.1)
Accrued compensation                                                                    --                         8.0
                                                                                ----------                  ----------
Balance at September 30                                                         $   (142.2)                 $   (180.5)
                                                                                ----------                  ----------

Retained earnings:
-----------------
Balance at beginning of year                                                    $  1,151.5                  $  1,196.2
Net earnings for nine months                                                          93.6    $     93.6         112.5    $   112.5
Tax benefit on dividends paid on unallocated ESOP common shares                         --                         0.7
                                                                                ----------                  ----------
  Total                                                                         $  1,245.1                  $  1,309.4
Less common stock dividends                                                             --                        58.1
                                                                                ----------                  ----------
Balance at September 30                                                         $  1,245.1                  $  1,251.3
                                                                                ----------                  ----------

Accumulated other comprehensive income (loss):
---------------------------------------------
Balance at beginning of year                                                    $    (45.2)                 $    (16.5)
  Foreign currency translation adjustments                                             5.6                       (13.5)
  Derivative loss, net                                                                (3.6)                         --
  Investment impairment                                                                2.0                          --
  Unrealized loss on available for sale securities                                      --                        (2.5)
  Minimum pension liability adjustments                                               (0.8)                       (3.2)
                                                                                ----------                  ----------
  Total other comprehensive income (loss)                                              3.2           3.2         (19.2)       (19.2)
                                                                                ----------    ----------    ----------    ---------
Balance at September 30                                                         $    (42.0)                 $    (35.7)
                                                                                ----------                  ----------

Comprehensive income                                                                          $     96.8                  $    93.3
--------------------                                                                          ==========                  =========

Less treasury stock at cost:
---------------------------
Balance at beginning of year                                                    $    513.1                  $    538.5
Stock purchases                                                                        0.2                         1.4
Stock issuance activity, net                                                          (0.1)                      (11.9)
Contribution of treasury stock to ESOP                                                  --                        (9.4)
                                                                                ----------                  ----------
Balance at September 30                                                         $    513.2                  $    518.6
                                                                                ----------                  ----------

Total shareholders' equity                                                      $    767.9                  $    735.3
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

                  Armstrong Holdings, Inc., and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                             (amounts in millions)
                                   Unaudited

                                                                               Nine Months Ended
                                                                                  September 30,
                                                                                2001         2000
                                                                                ----         ----
Cash flows from operating activities:
  Net earnings                                                                $   93.6    $  112.5
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
    Depreciation and amortization, continuing operations                         114.5       125.7
    Depreciation and amortization, discontinued operations                          --         3.9
    (Gain) loss on sale of businesses                                              0.9      (211.3)
    Reversal of loss on expected disposal of discontinued operations             (31.4)         --
    Deferred income taxes                                                         24.6         1.6
    Equity earnings from affiliates, net                                         (13.5)      (14.1)
    Chapter 11 reorganization costs, net                                           6.2          --
    Chapter 11 reorganization payments                                            (9.9)         --
    Restructuring and reorganization charges                                       3.0          --
    Restructuring and reorganization payments                                     (9.3)       (2.9)
    Impairment of long-lived assets                                                8.4          --
    Recoveries (payments) for asbestos-related claims, net                        32.2      (131.0)
    Charge for asbestos liability, net                                            22.0       236.0
    Increase in net assets of businesses held for sale                              --        (0.3)
Changes in operating assets and liabilities net of effects of reorganizations, restructuring and dispositions
    Increase in receivables                                                      (26.6)      (67.5)
    Increase in inventories                                                      (83.9)      (30.2)
    (Increase) decrease in other current assets                                    9.7       (11.1)
    Increase in other noncurrent assets                                          (49.3)      (44.0)
    Increase in accounts payable and accrued expenses                             49.0         4.9
    Increase in income taxes payable                                              28.6        29.1
    Increase (decrease) in other long-term liabilities                             7.0        (8.7)
    Other, net                                                                     8.9        24.4
                                                                              --------    --------
Net cash provided by operating activities                                        184.7        17.0
                                                                              --------    --------

Cash flows used for investing activities:
    Purchases of property, plant and equipment, continuing operations            (71.3)     (107.8)
    Purchases of property, plant and equipment, discontinued operations             --        (2.8)
    Investment in computer software                                               (8.4)       (8.5)
    Acquisitions, net of cash acquired                                              --        (6.5)
    Distributions from equity affiliates                                          13.5        11.1
    Purchase of outstanding minority interest                                     (5.6)         --
    Proceeds from the sale of assets                                               5.7         3.3
    Proceeds from the sale of businesses                                            --       329.3
                                                                              --------    --------
Net cash provided by (used for) investing activities                             (66.1)      218.1
                                                                              --------    --------

Cash flows from financing activities:
    Decrease in short-term debt, net                                              (6.8)      (42.8)
    Payments of long-term debt                                                   (11.4)     (127.2)
    Cash dividends paid                                                             --       (58.1)
    Purchase of common stock for the treasury, net                                (0.2)       (1.4)
    Proceeds from exercised stock options                                           --         0.1
    Other, net                                                                    (3.1)        5.9
                                                                              --------    --------
Net cash used for financing activities                                           (21.5)     (223.5)
                                                                              --------    --------

Effect of exchange rate changes on cash and cash equivalents                      (0.7)       (4.6)
                                                                              --------    --------

Net increase in cash and cash equivalents                                     $   96.4    $    7.0
Cash and cash equivalents at beginning of year                                   159.1        26.6
                                                                              --------    --------

Cash and cash equivalents at end of period                                    $  255.5    $   33.6
                                                                              ========    ========

See accompanying notes to the unaudited condensed consolidated financial statements beginning on page 6.

Note 1. BASIS OF PRESENTATION
-----------------------------

Armstrong World Industries, Inc. ("AWI") is a Pennsylvania corporation incorporated in 1891, which together with its subsidiaries is referred to here as "Armstrong". Armstrong Holdings, Inc. (sometimes referred to as "AHI") is the publicly held parent holding company of Armstrong. AHI became the parent company of Armstrong on May 1, 2000, following AWI shareholder approval of a plan of exchange under which each share of AWI was automatically exchanged for one share of AHI. AHI was formed for purposes of the share exchange and holds no other significant assets or operations apart from AWI and AWI's subsidiaries. Stock certificates that formerly represented shares of AWI were automatically converted into certificates representing the same number of shares of AHI. The publicly held debt of AWI was not affected in the transaction.

The accompanying condensed consolidated financial statements contain the financial results of AHI. Financial statements of Armstrong are shown due to the existence of publicly traded debt. See Note 11 for discussion of the financial statement differences between Armstrong Holdings, Inc. and Armstrong World Industries, Inc.

Operating results for the third quarter of 2001, compared with the corresponding period of 2000 included in this report, are unaudited. However, these condensed consolidated financial statements have been reviewed by AHI's independent public accountants in accordance with established professional standards and procedures for a limited review of interim financial information.

In February 2001, AHI determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001 entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. Based on these events, the segment was classified as a discontinued operation starting with the fourth quarter of 2000. On June 12, 2001, negotiations with this investor were terminated. During the third quarter of 2001, AHI terminated its plans to permanently exit this segment. This decision was based on the difficulty encountered in selling the business and a recent review of the business, industry and overall economy conducted by new senior management. Accordingly, this segment is no longer classified as a discontinued operation and amounts have been reclassified into operations as required by Emerging Issues Task Force ("EITF") Issue No. 90-16 - "Accounting for Discontinued Operations Subsequently Retained". See Note 3 for further discussion.

Starting with the fourth quarter of 2000, AHI applied the provisions of EITF Issue No. 00-010, "Accounting for Shipping and Handling Fees and Costs". Consequently, approximately $36.8 million of third quarter 2000 ($107.6 million for the first nine months of 2000) shipping and handling costs have been reclassified from net sales to cost of goods sold. This change had no effect on gross margins or retained earnings as of any date.

In accordance with EITF Issue No. 00-014, "Accounting for Certain Sales Incentives", AHI reclassified certain sales incentives from Selling, General and Administrative ("SG&A") expense to net sales (reducing both) by $0.3 million in the third quarter of 2000 ($0.9 million for the first nine months of 2000). In accordance with EITF Issue No. 00-022, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future," AHI reclassified sales volume incentives from SG&A expense to net sales (reducing both) by $8.0 million in the third quarter of 2000 ($22.0 million for the first nine months of 2000).

The accounting policies used in preparing these statements are the same as those used in preparing AHI's consolidated financial statements for the year ended December 31, 2000. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in AHI's Form 10-K for the fiscal year ended December 31, 2000. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings. The third quarters of the wood products segment ended on September 29, 2001 and September 30, 2000. No events occurred between September 29, 2001 and September 30, 2001 materially affecting AHI's financial position or results of operations.

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

It is AWI's intention to address all of its prepetition claims, including all asbestos-related claims, in a plan of reorganization in its Chapter 11 Case. At this juncture, it is impossible to predict with any degree of certainty how such a plan will treat such claims and the impact AWI's Chapter 11 Case and any reorganization plan will have on the shares of common stock of AWI, all of which are held by AHI and, along with AWI's operating subsidiaries, are the only material asset of AHI. Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan which permits holders of equity interests to participate. The formulation and implementation of a plan of reorganization in the Chapter 11 Case could take a significant period of time. Currently, AWI has the exclusive right to file a plan of reorganization until April 5, 2002, and this date may be further extended by the Court.

Bar Date for Filing Claims
--------------------------

Earlier this year, the Bankruptcy Court granted AWI's motion to establish August 31, 2001 as the bar date for all claims against AWI except for those arising from asbestos-related personal injury assertions. A bar date is the date by which claims against AWI must be filed if the claimants wish to receive any distribution from the Chapter 11 proceedings. The Bankruptcy Court later extended the bar date for claims from the U.S. Internal Revenue Service until December 31, 2001 and claims from several environmental agencies until the fourth quarter of 2001. Further, the Court allowed the time to file claims related to asbestos property damage to continue beyond August 31, 2001 and has yet to rule on an end date for these claims. A bar date for asbestos-related personal injury claims has not been set.

Approximately 4,000 proofs of claim totaling approximately $5.7 billion alleging a right to payment from AWI were filed in response to the August 31, 2001 bar date. AWI is investigating these claims to determine their validity.

In its initial review of the filed claims, AWI has identified approximately 900 claims totaling $1.4 billion that it believes should be disallowed by the Bankruptcy Court. These claims appear to be duplicate filings, amendments to previously filed claims or claims that are not related to AWI. AWI has filed a motion to dismiss these claims. While the Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed as part of the Chapter 11 process, management believes that the possibility of these claims being allowed is remote.

In addition to the categories of claims described above, AWI has also received approximately 1,000 proofs of claim totaling approximately $1.8 billion that are associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI's participation in the Center for Claims Resolution ("the Center").. As the bar date of

August 31, 2001 did not pertain to direct asbestos-related personal injury claims, AWI will address all asbestos-related claims in the future within the Chapter 11 process. See further discussion regarding AWI's liability for asbestos-related matters in Note 9.

AWI also received approximately 100 proofs of claim totaling approximately $0.6 billion alleging a right to payment because of asbestos-related property damage. Most of these claims are new to AWI, many of which were submitted without any or with insufficient documentation to assess their validity. AWI expects to vigorously defend any asserted asbestos-related property damage claims in the Bankruptcy Court. Further, AWI believes that it has a significant amount of existing insurance coverage available for asbestos-related property damage liability, with the amount ultimately available dependent upon, among other things, the profile of the claims that may be allowed by the Bankruptcy Court. AWI's history of property damage litigation prior to the Chapter 11 filing is described in Note 9.

AWI received approximately 2,000 claims totaling approximately $1.9 billion alleging a right to payment for financing, environmental, trade debt and other claims. For these categories of claims, AWI has previously recorded approximately $1.6 billion in liabilities.

AWI will require several months to complete its evaluation of the claims submitted by the August 31, 2001 bar date. AWI has recorded liability amounts for those claims it believes to be probable of being allowed by the Court. At this time, it is impossible to assess precisely which claims will ultimately be allowed by the Bankruptcy Court. It is reasonably possible the amount of claims ultimately allowed by the Court in excess of amounts presently recorded by AWI could be material to AWI's financial position and the results of its operations. However, it is not possible to determine a reasonable range of possible liability with any reasonable degree of accuracy, due to the uncertainties of the Chapter 11 process, the in-progress state of AWI's investigation of submitted claims and the lack of documentation submitted in support of many claims.

Financing
---------

As of September 30, 2001, AWI had no outstanding debt borrowings under its $200 million debtor-in-possession credit facility (the "DIP Facility") and AWI had $168.4 million of cash and cash equivalents in addition to cash held by its non-debtor subsidiaries. AWI believes that the DIP Facility, together with cash generated from operations, will be more than adequate to address its liquidity needs. Borrowings under the DIP Facility, if any, will constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact
-----------------

AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. AHI has implemented this guidance in the accompanying condensed consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. See
Note 4 for detail of the liabilities subject to compromise at September 30, 2001 and December 31, 2000. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI's prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI's asbestos liability is also recorded in liabilities subject to compromise. See Note 9 for further discussion of AWI's asbestos liability.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs. Accordingly, AWI recorded the following Chapter 11 reorganization activities in the third quarter and first nine months of 2001:


                                                        Three Months Ended    Nine Months Ended
(amounts in millions)                                   September 30, 2001    September 30, 2001
---------------------                                   ------------------    ------------------
Professional fees                                             $ 5.3                  $17.2
Interest income, post petition                                 (1.3)                  (4.0)
Reductions to prepetition liabilities                             -                   (2.0)
Termination of prepetition lease obligation                       -                   (5.9)
Other (income) expense directly related to bankruptcy, net     (0.3)                   0.9
                                                              -----                  -----
Total Chapter 11 reorganization costs, net                    $ 3.7                  $ 6.2
                                                              =====                  =====

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


Note 3. DISCONTINUED OPERATIONS
-------------------------------

In February 2001, AHI determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001 entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. Based on these events, the segment was classified as a discontinued operation starting with the fourth quarter of 2000. On June 12, 2001, negotiations with this investor were terminated. During the third quarter of 2001, AHI terminated its plans to permanently exit this segment. This decision was based on the difficulty encountered in selling the business and a recent review of the business, industry and overall economy conducted by new senior management. Accordingly, this segment is no longer classified as a discontinued operation and amounts have been reclassified into operations as required by EITF Issue No. 90-16 - "Accounting for Discontinued Operations Subsequently Retained". All prior periods have been reclassified to conform to the current presentation.

The following financial information pertains to the Textiles and Sports Flooring segment as of and for the year ended December 31, 2000.


(amounts in millions)
       Total revenues                                             $277.0
       Total operating income                                        0.9
       Total assets                                                200.3
       Total liabilities                                           142.6

The following financial information pertains to the Textiles and Sports Flooring segment for the periods ended September 30.

                                          Three Months          Nine Months
                                       Ended September 30    Ended September 30
(amounts in millions)                    2001       2000       2001       2000
                                         ----       ----       ----       ----
       Total revenues                   $72.1      $68.9     $200.9     $205.1
       Total operating income (loss)     (7.2)      (2.6)      (1.3)       1.1

Based on the expected net realizable value of the business determined during the negotiations to sell the business, AHI had recorded a pretax net loss of $30.3 million in the fourth quarter of 2000 (net of a $4.2 million gain on the sale of a component of this segment that was classified as a business held for sale), $19.5 million net of tax benefit. AHI also had recorded an additional net loss of $3.3 million in the first quarter of 2001, as a result of price adjustments resulting from the negotiations. Concurrent with the decision to no longer classify the business as a discontinued operation, the remaining accrued loss of $37.8 million ($27.1 million net of tax) has been reversed in the third quarter of 2001 and is recorded as part of earnings from discontinued operations. Additionally, the segment's net income for the first and second quarter of 2001 has been reclassified into income from continuing operations for those periods.

During the third quarter of 2001, AHI concluded there were indicators of impairment related to certain assets in this segment, and accordingly, an impairment evaluation was conducted at the end of the third quarter under the guidelines of SFAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This evaluation led to an impairment charge of $8.4 million, representing the excess of book value over estimated fair value which was determined using a net discounted cash flows approach. The charge was included in cost of sales. The impairment was related to property, plant and equipment that produce certain products for which AHI anticipates lower demand in the future. Additionally, an inventory write-down of $2.1 million was also recorded in the third quarter of 2001 within cost of sales related to certain products that will no longer be sold.

On May 31, 2000, Armstrong completed its sale of all of the entities, assets and certain liabilities comprising its Insulation Products segment to Orion Einundvierzigste Beteiligungsgesellschaft Mbh, a subsidiary of the Dutch investment firm Gilde Investment Management N.V. for $264 million. The transaction resulted in an after tax gain of $106.4 million, or $2.64 per share in Armstrong's second quarter. An after tax gain on sale of $2.3 million recorded in the third quarter of 2000 related to certain accrual and post-closing adjustments. During the second quarter of 2001, AHI recorded a pretax loss of $0.9 million related to its divestiture of its Insulation Products segment. This loss resulted from certain post-closing adjustments.


Note 4. LIABILITIES SUBJECT TO COMPROMISE
-----------------------------------------

As a result of AWI's Chapter 11 filing (see Note 2), pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the condensed consolidated balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI's prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of AHI subsidiaries not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI's asbestos-related liability is also recorded in liabilities subject to compromise. See Note 9 for further discussion of AWI's asbestos-related liability. See Note 2 for further discussion of claims received at the August 31, 2001 bar date.

Liabilities subject to compromise at September 30, 2001 and December 31, 2000 are as follows:

(amounts in millions)                               September 30,   December 31,
                                                        2001           2000
                                                        ----           ----
Debt (at face value)                                  $1,400.7       $1,400.4
Asbestos-related liability                               690.6          690.6
Prepetition trade payables                                52.1           60.1
Prepetition other payables and accrued interest           57.1           76.4
ESOP loan guarantee                                      157.7          157.7
                                                      --------       --------
Total liabilities subject to compromise               $2,358.2       $2,385.2
                                                      ========       ========

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.


Note 5. INDUSTRY SEGMENTS
-------------------------

(amounts in millions)                        Three months                  Nine months
                                          ended September 30            ended September 30
Net sales to external customers              2001       2000            2001           2000
-------------------------------              ----       ----            ----           ----
Floor coverings                            $303.3     $349.1        $  902.7       $1,005.6
Building products                           215.1      225.9           638.3          628.1
Wood products                               214.2      220.2           657.0          689.0
Textiles and sports flooring                 72.1       68.9           200.9          205.1
                                           ------     ------        --------       --------
Total sales to external customers          $804.7     $864.1        $2,398.9       $2,527.8
                                           ======     ======        ========       ========

                                             Three months                  Nine months
                                          ended September 30            ended September 30
Segment operating income (loss)              2001       2000            2001           2000
---------------------------------------      ----       ----            ----           ----
Floor coverings                            $ 29.1     $ 35.2        $   77.1       $  108.2
Building products                            31.1       35.4            75.3           92.3
Wood products                                (1.8)      18.5            22.0           65.6
Textiles and sports flooring                 (7.2)      (2.6)           (1.3)           1.1
All other                                     0.2        0.4             0.7            0.5
                                           ------     ------        --------       --------
Total segment operating income               51.4       86.9           173.8          267.7
Charge for asbestos liability, net          (16.0)         -           (22.0)        (236.0)
Unallocated corporate (expense)              (2.5)     (18.7)          (13.5)         (22.9)
                                           ------     ------        --------       --------
Total consolidated operating income        $ 32.9     $ 68.2        $  138.3       $    8.8
                                           ======     ======        ========       ========

                                                                   September 30,   December 31,
Segment assets                                                         2001           2000
--------------                                                         ----        --------
Floor coverings                                                     $  949.7       $  897.6
Building products                                                      544.4          568.5
Wood products                                                        1,400.4        1,358.7
Textiles and sports flooring                                           191.7          200.3
All other                                                               16.7           16.3
                                                                    --------       --------
Total segment assets                                                 3,102.9        3,041.4
Assets not assigned to business units                                1,023.8          963.8
                                                                    --------       --------
Total consolidated assets                                           $4,126.7       $4,005.2
                                                                    ========       ========

Prior year amounts for floor coverings, all other, and assets not assigned to business units have been reclassified to reflect the reallocation of certain assets.

Note 6.  INVENTORY
------------------

(amounts in millions)                                      September 30, 2001   December 31, 2000
                                                           ------------------   -----------------
Finished goods                                                    $290.1             $244.7
Goods in process                                                    53.3               49.0
Raw materials and supplies                                         190.4              158.0
Less LIFO and other reserves                                       (52.6)             (51.8)
                                                                  ------             ------
Total inventories, net                                            $481.2             $399.9
                                                                  ======             ======

Note 7. RESTRUCTURING AND OTHER ACTIONS
---------------------------------------

The following table summarizes activity in the reorganization and restructuring accruals which are reported within accounts payable and accrued expenses, for the first nine months of 2001 and 2000:

                         Beginning    Cash                                    Ending
(amounts in millions)     balance   payments   Charges   Reversals   Other    balance
                          -------   --------   -------   ---------   ------   -------
2001                       $22.2     ($9.3)     $ 4.1      ($2.7)    ($6.2)    $ 8.1
2000                        12.1      (2.9)      15.7          -      (1.0)     23.9

A $5.4 million pre-tax restructuring charge was recorded in the first quarter of 2001. The charge related to severance and enhanced retirement benefits for more than 50 corporate and line-of-business salaried staff positions, as a result of streamlining the organization, to reflect staffing needs for current business conditions. This streamlining is expected to result in lower selling, general and administrative expenses of approximately $4.9 million per year. Of the $5.4 million, $1.6 million represented a non-cash charge for enhanced retirement benefits, which is accounted for as a reduction of the prepaid pension asset.

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

In the third quarter of 2001, a $1.4 million reversal was recorded related to certain severance and benefit accruals that were no longer necessary and a $0.3 million pre-tax charge was recorded for additional severance payments (bringing the total 2001 charge reflected in the table above to $4.1 million).

The amount in "other" is primarily related to the termination of an operating lease for an office facility in the U.S. These lease costs were previously accrued in the third quarter of 2000 as part of the restructuring charge when the decision to vacate the premises was made. The lease was rejected as part of the Chapter 11 process. Accordingly, the $5.9 million reversal is recorded as a reduction of Chapter 11 reorganization costs in accordance with SOP 90-7. See
Note 2 for further discussion. The remaining amount in "other" is related to foreign currency translation.

A $17.0 million pre-tax reorganization charge was recorded in the third quarter of 2000, of which $8.6 million related to severance and enhanced retirement benefits for more than 180 positions (approximately 66% related to salaried positions) within the European Flooring business. Reorganization actions include staff reductions due to the elimination of administrative positions, the consolidation and closing of sales offices in Europe and the closure of the Team Valley, England commercial tile plant. The remaining portion of the reorganization charge primarily related to the remaining payments on a noncancelable operating lease for an office facility in the U.S. The employees who occupied this office facility were relocated to the corporate headquarters.

Armstrong also recorded a $12.2 million charge to cost of goods sold in the third quarter of 2000 for write-downs of inventory and production-line assets that were not categorized as reorganization costs related to the European reorganization efforts. The inventory write-downs were related to changes in product offerings while the write-downs of production-line assets primarily related to changes in production facilities and product offerings.

Most of the remaining balance at September 30, 2001 relates to a noncancelable operating lease, which extends through 2017 and severance for terminated employees with extended payouts, the majority of which will be paid by the second quarter of 2002.


Note 8. SUPPLEMENTAL CASH FLOW INFORMATION
------------------------------------------
(amounts in millions)                                        Nine Months Ended
                                                                September 30
                                                              2001       2000
                                                              ----       ----
Interest paid                                                $ 3.0      $76.3
Income taxes paid, net                                         2.1       11.1

Note 9. OVERVIEW OF ASBESTOS-RELATED LEGAL PROCEEDINGS
------------------------------------------------------
Asbestos-related Litigation
---------------------------

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

As of September 30, 2000, AWI's estimate of its asbestos-related liability that was probable and estimable through 2006 ranged from $758.8 million to $1,363.3 million. AWI concluded that no amount within that range was more likely than any other and, therefore, reflected $758.8 million as a liability in the condensed consolidated financial statements in accordance with generally accepted accounting principles. Due to the increased uncertainty created as a result of the Filing, no change has been made to the previously recorded liability except to record payments of $68.2 million against that accrual in October and November 2000. The asbestos-related liability balance recorded at September 30, 2001 and December 31, 2000 is $690.6 million, which is recorded in liabilities subject to compromise. It is reasonably possible, however, that the actual liability could be significantly higher than the recorded liability. As the Chapter 11 Case proceeds, there should be more clarity as to the extent of the liability.

Collateral Requirements
------------------------

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

Property Damage Litigation
--------------------------

Over the years, AWI was one of many defendants in asbestos-related property damage claims that were filed by public and private building owners, with six claims pending as of June 30, 2001. The claims that were resolved resulted in aggregate payments of less than $10 million and were entirely covered by insurance. The pending cases present allegations of damage to the plaintiffs' buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures for removal and replacement of such products. In the second quarter of 2000, AWI was served with a lawsuit seeking class certification of Texas residents who own property with asbestos-containing products. This case includes allegations that AWI asbestos-containing products caused damage to buildings and generally seeks compensatory damages and equitable relief, including testing, reimbursement for removal and diminution of property value. AWI vigorously denies the validity of the allegations against it in these actions and, in any event, believes that any costs will be covered by insurance. Continued prosecution of these actions and the commencement of any new asbestos property damage actions are stayed due to the Filing. Consistent with prior periods and due to increased uncertainty, AWI has not recorded any liability related to these claims as of September 30, 2001. See Note 2 for further discussion of the property damage claims received by the general claims bar date of the Chapter 11 Case. A separate creditors' committee representing the interests of property damage asbestos claimants has been appointed in the Chapter 11 Case.

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

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the first quarter of 2001, a new trial judge was selected for the ADR. Initial motions were heard in June 2001. It is uncertain at this time if the new proceedings will have any impact on the preliminary decisions of the initial phases of the ADR. Additionally, one of the insurance carriers, Reliance Insurance Company, was placed under an order of rehabilitation by a state insurance department during May 2001 and an order of liquidation during October 2001.

Insurance Asset
---------------

An insurance asset in respect of asbestos personal injury claims in the amount of $214.1 million is recorded as of September 30, 2001 compared to $268.3 million as of December 31, 2000. The reduction is due to cash receipts during the second and third quarters of 2001 and management's current assessment of probable insurance recoveries, which included the order of liquidation for Reliance Insurance Company. Of the total recorded asset at September 30, 2001, approximately $48.4 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI's belief in the availability of insurance in this amount, based upon AWI's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process that is in the trial phase of binding arbitration. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (a former AWI subsidiary that was sold in August 1969) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $83 million of the $214.1 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the liability and could decrease if the final amount of the liability decreases. Of the $214.1 million asset, $22.0 million has been recorded as a current asset as of September 30, 2001 reflecting management's estimate of the minimum insurance payments to be received in the next 12 months.

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

Cash Flow Impact
----------------

As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related claims in the first nine months of 2001. In the first nine months of 2000, AWI paid $158.7 million for asbestos-related claims. AWI received $32.2 million in asbestos-related insurance recoveries during the first nine months of 2001 compared to $27.7 million during the first nine months of 2000. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI may continue to receive insurance proceeds under the terms of various settlement agreements.

Conclusion
----------

Many uncertainties exist surrounding the financial impact of AWI's involvement with asbestos litigation. These uncertainties include the impact of the Filing and the Chapter 11 process, the number of future claims to be filed, the impact of any potential legislation, the impact of the ADR proceedings on the insurance asset and the financial condition of AWI's insurance carriers. AWI has not revised its previously recorded liability for asbestos-related personal injury claims. In the third quarter of 2001, AWI reduced its previously recorded insurance asset by $16.2 million for cash receipts and by $16.0 million for management's current assessment of probable insurance recoveries. The $16.0 million reduction was recorded as a charge for asbestos liability, net in the accompanying condensed consolidated statement of earnings. AWI will continue to review its asbestos-related liability periodically, although it is likely that no changes will be made to the liability until later in the Chapter 11 Case as significant developments arise. It is reasonably possible that AWI's total exposure to asbestos-related personal injury claims may be significantly different than the recorded liability. Any adjustment to the estimated liability or insurance asset could be material to the financial statements.


Note 10. - ENVIRONMENTAL LIABILITIES
------------------------------------

Liabilities of $15.5 million were recorded at September 30, 2001 and December 31, 2000, respectively, for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the amount of the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each individual site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $6.4 million of the September 30, 2001 and December 31, 2000 environmental liabilities are classified as prepetition liabilities subject to compromise.
The estimated liabilities do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the condensed consolidated financial statements and are either available through settlement or probable of recovery through negotiation or litigation.

Actual costs to be incurred at identified sites may vary from estimates, given the inherent uncertainties in evaluating environmental liabilities. Subject to the imprecision in estimating environmental remediation costs, Armstrong believes that any sum it may have to pay in connection with environmental matters in excess of the amounts noted above would not have a material adverse effect on its financial condition, or liquidity, although the recording of future costs may be material to earnings in such future periods.


Note 11 - DIFFERENCES BETWEEN ARMSTRONG HOLDINGS AND ARMSTRONG WORLD INDUSTRIES,
--------------------------------------------------------------------------------
           INC.
           ----

The difference between the condensed consolidated financial statements is primarily due to transactions related to the formation of Armstrong Holdings, Inc. and stock activity.


Note 12 - EARNINGS PER SHARE
----------------------------

On November 7 2001, Armstrong announced a reorganization to consolidate the operations of its Floor Coverings organization with its Wood Products flooring organization. This consolidation is intended to create one integrated flooring business. Chan Galbato, currently President and CEO of Armstrong Flooring Products, will head the new organization. Frank Riddick, currently Armstrong's President and Chief Operating Officer as well as President and CEO of Armstrong Wood Products, will resign from his positions effective immediately. Costs associated with this reorganization will be incurred over the next several quarters.


Note 13 - EARNINGS PER SHARE
----------------------------

The difference between the average number of basic and diluted common shares outstanding is due to contingently issuable shares and the effect of dilutive stock options. Earnings per share components may not add due to rounding. The diluted earnings per share calculations for the first nine months of 2000 use the basic number of shares due to the loss on continuing operations.

                    Independent Accountant's Review Report
                    --------------------------------------

The Board of Directors and Shareholders
Armstrong Holdings, Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of Armstrong Holdings, Inc., and subsidiaries as of September 30, 2001, and the related condensed consolidated statements of earnings for the three and nine-month periods ended September 30, 2001 and 2000, and the condensed consolidated statements of cash flows and shareholders' equity for the nine-month periods ended September 30, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the condensed consolidated financial statements, three of the Company's domestic subsidiaries, including Armstrong World Industries, Inc., the Company's major operating subsidiary, filed separate voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court on December 6, 2000. Armstrong World Industries, Inc. has also defaulted on certain debt obligations. Although these operating subsidiaries are currently operating their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court, the continuation of their businesses as going concerns is contingent upon, among other things, the ability to formulate a plan of reorganization which will gain approval of the creditors and confirmation by the Bankruptcy Court. The filing under Chapter 11 and the resulting increased uncertainty regarding the Company's potential asbestos liabilities, as discussed in Note 9 of the condensed consolidated financial statements, raise uncertainty about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

/s/  KPMG LLP


Philadelphia, Pennsylvania
November 5, 2001

              Armstrong World Industries, Inc., and Subsidiaries
                 Condensed Consolidated Statements of Earnings
                             (amounts in millions)
                                   Unaudited

                                                                                           Three Months Ended  Nine Months Ended
                                                                                              September 30        September 30
                                                                                              ------------        ------------
                                                                                            2001       2000      2001      2000
                                                                                            ----       ----      ----      ----
Net sales                                                                                  $804.7     $864.1   $2,398.9   $2,527.8
Cost of goods sold                                                                          605.8      632.7    1,782.7    1,816.3
                                                                                           ------     ------   --------   --------
Gross profit                                                                                198.9      231.4      616.2      711.5

Selling, general and administrative expenses                                                149.9      146.5      449.3      446.4
Charge for asbestos liability, net                                                           16.0          -       22.0      236.0
Restructuring and reorganization charges (reversals), net                                    (1.1)      15.7        3.0       15.7
Goodwill amortization                                                                         5.7        5.9       17.1       18.2
Equity (earnings) from affiliates, net                                                       (4.5)      (4.9)     (13.5)     (14.1)
                                                                                           ------     ------   --------   --------
Operating income                                                                             32.9       68.2      138.3        9.3

Interest expense (unrecorded contractual interest of $21.6, $0.0, $64.5, and $0.0)            3.3       26.0       10.2       79.8
Other (income) expense, net                                                                   1.3      (61.6)       0.6      (67.0)
                                                                                           ------     ------   --------   --------
Earnings (loss) from continuing operations before Chapter 11 reorganization
    costs and income tax expense (benefit)                                                   28.3      103.8      127.5       (3.5)
Chapter 11 reorganization costs, net                                                          3.7          -        6.2          -
                                                                                           ------     ------   --------   --------
Earnings (loss) from continuing operations before income tax expense (benefit)               24.6      103.8      121.3       (3.5)
Income tax expense (benefit)                                                                 10.3       31.8       47.3       (0.6)
                                                                                           ------     ------   --------   --------
Earnings (loss) from continuing operations                                                 $ 14.3     $ 72.0   $   74.0   $   (2.9)
                                                                                           ------     ------   --------   --------

Income from discontinued operations, net of tax of $0.0 and $3.2                                -          -          -        7.0
Gain (loss) on sale of discontinued operations, net of tax of $0.0, $0.9, $0.0, and $42.8    (0.2)       2.3       (1.1)     108.7
Reversal of expected loss on disposal of discontinued operations                             27.1                  24.0
Net loss on expected disposal of discontinued operations, net of tax of $0.0                    -          -       (3.3)         -
                                                                                           ------     ------   --------   --------
Earnings from discontinued operations                                                        26.9        2.3       19.6      115.7
                                                                                           ------     ------   --------   --------

Net earnings                                                                               $ 41.2     $ 74.3   $   93.6   $  112.8
                                                                                           ------     ------   --------   --------

See accompanying notes to the unaudited condensed consolidated financial statements beginning on page 22.

              Armstrong World Industries, Inc., and Subsidiaries
                     Condensed Consolidated Balance Sheets
                    (amounts in millions except share data)

                                                                                          Unaudited
       Assets                                                                         September 30, 2001        December 31, 2000
       ------                                                                         ------------------        -----------------
Current assets:
       Cash and cash equivalents                                                            $  255.5                $   159.1
       Accounts and notes receivable, net                                                      392.9                    369.0
       Inventories, net                                                                        481.2                    399.9
       Deferred income taxes                                                                    11.9                     10.0
       Other current assets                                                                     66.8                     84.0
                                                                                            --------                ---------
               Total current assets                                                          1,208.3                  1,022.0

Property, plant and equipment, less accumulated depreciation and
       amortization of $1,165.5 and $1,091.0, respectively                                   1,286.0                  1,321.0

Insurance receivable for asbestos-related liabilities, noncurrent                              192.1                    236.1
Investment in affiliates                                                                        36.8                     37.3
Goodwill, net                                                                                  833.6                    846.0
Other intangibles, net                                                                          88.6                     92.7
Deferred income tax assets, noncurrent                                                             -                      6.8
Other noncurrent assets                                                                        481.3                    443.3
                                                                                            --------                ---------
               Total assets                                                                 $4,126.7                $ 4,005.2
                                                                                            ========                =========

       Liabilities and Shareholder's Equity
       ------------------------------------
Current liabilities:
       Short-term debt                                                                      $   28.6                $    35.9
       Current installments of long-term debt                                                    5.1                      8.1
       Accounts payable and accrued expenses                                                   338.9                    292.0
       Short-term amounts due to affiliates                                                      8.2                      2.4
       Income taxes                                                                             62.3                     32.2
       Accrued loss on expected disposal of discontinued operations                                -                     34.5
                                                                                            --------                ---------
               Total current liabilities                                                       443.1                    405.1
                                                                                            --------                ---------

Liabilities subject to compromise                                                            2,362.9                  2,389.9

Long-term debt, less current installments                                                       53.3                     67.3
Postretirement and postemployment benefit liabilities                                          243.3                    244.8
Pension benefit liabilities                                                                    159.2                    156.8
Other long-term liabilities                                                                     83.1                     77.9
Deferred income taxes                                                                           19.7                        -
Minority interest in subsidiaries                                                                8.8                      6.9
                                                                                            --------                ---------
               Total noncurrent liabilities                                                  2,930.3                  2,943.6

Shareholder's equity:
       Common stock, $1 par value per share
          Authorized 200 million shares; issued 51,878,910 shares                               51.9                     51.9
       Capital in excess of par value                                                          173.4                    173.4
       Reduction for ESOP loan guarantee                                                      (142.2)                  (142.2)
       Retained earnings                                                                     1,240.7                  1,147.1
       Accumulated other comprehensive loss                                                    (42.0)                   (45.2)
       Treasury stock                                                                         (528.5)                  (528.5)
                                                                                            --------                ---------
               Total shareholder's equity                                                      753.3                    656.5
                                                                                            --------                ---------

               Total liabilities and shareholder's equity                                   $4,126.7                $ 4,005.2
                                                                                            ========                =========

See accompanying notes to the unaudited condensed consolidated financial statements beginning on page 22.

              Armstrong World Industries, Inc., and Subsidiaries
           Condensed Consolidated Statements of Shareholder's Equity
                  (amounts in millions except per share data)
                                   Unaudited

                                                                               2001                      2000
                                                                               ----                      ----
Common stock, $1 par value:
---------------------------
Balance at beginning of year and September 30                               $    51.9                  $    51.9
                                                                            ---------                  ---------

Capital in excess of par value:
-------------------------------
Balance at beginning of year                                                $   173.4                  $   176.4
Stock issuances and other                                                           -                        4.7
Contribution of treasury stock to ESOP                                              -                       (5.3)
                                                                            ---------                  ---------
Balance at September 30                                                     $   173.4                  $   175.8
                                                                            ---------                  ---------

Reduction for ESOP loan guarantee:
----------------------------------
Balance at beginning of year                                                $  (142.2)                 $  (190.3)
Principal paid                                                                      -                       13.2
Loans to ESOP                                                                       -                       (7.3)
Contribution of treasury stock to ESOP                                              -                       (4.1)
Accrued compensation                                                                -                        8.0
                                                                            ---------                  ---------
Balance at September 30                                                     $  (142.2)                 $  (180.5)
                                                                            ---------                  ---------

Retained earnings:
------------------
Balance at beginning of year                                                $ 1,149.1                  $ 1,196.2
Net earnings for nine months                                                     93.6     $    93.6        112.8    $112.8
Adjustment for prior period intercompany dividend                                (2.0)                         -
Tax benefit on dividends paid on unallocated ESOP common shares                     -                        0.7
                                                                            ---------                  ---------
  Total                                                                     $ 1,240.7                  $ 1,309.7
Less rights redemptions                                                             -                        2.0
Less common stock dividends                                                         -                       60.1
                                                                            ---------                  ---------
Balance at September 30                                                     $ 1,240.7                  $ 1,247.6
                                                                            ---------                  ---------

Accumulated other comprehensive income (loss):
----------------------------------------------
Balance at beginning of year                                                $   (45.2)                 $   (16.5)
  Foreign currency translation adjustments                                        5.6                      (13.5)
  Derivative loss, net                                                           (3.6)                         -
  Investment impairment                                                           2.0                          -
  Unrealized loss on available for sale securities                                  -                       (2.5)
  Minimum pension liability adjustments                                          (0.8)                      (3.2)
                                                                            ---------                  ---------
  Total other comprehensive (loss)                                                3.2           3.2        (19.2)    (19.2)
                                                                            ---------     ---------    ---------    ------
Balance at September 30                                                     $   (42.0)                 $   (35.7)
                                                                            ---------                  ---------

Comprehensive income                                                                      $    96.8                 $ 93.6
--------------------                                                                      =========                 ======

Less treasury stock at cost:
----------------------------
Balance at beginning of year                                                $   528.5                  $   538.5
Stock purchases                                                                     -                          -
Stock issuance activity, net                                                        -                       (0.6)
Contribution of treasury stock to ESOP                                              -                       (9.4)
                                                                            ---------                  ---------
Balance at September 30                                                     $   528.5                  $   528.5
                                                                            ---------                  ---------

Total shareholder's equity                                                  $   753.3                  $   730.6
                                                                            =========                  =========

See accompanying notes to the unaudited condensed consolidated financial statements beginning on page 22.

              Armstrong World Industries, Inc., and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                             (amounts in millions)
                                   Unaudited

                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                                    2001             2000
                                                                                                    ----             ----
Cash flows from operating activities:
     Net earnings                                                                                  $  93.6          $ 112.8
     Adjustments to reconcile net earnings to net cash
           provided by operating activities:
       Depreciation and amortization, continuing operations                                          114.5            125.7
       Depreciation and amortization, discontinued operations                                            -              3.9
       (Gain) loss on sale of businesses                                                               0.9           (211.3)
       Reversal of los on expected disposal of discontinued operations                               (31.4)               -
       Deferred income taxes                                                                          24.6              1.6
       Equity earnings from affiliates, net                                                          (13.5)           (14.1)
       Chapter 11 reorganization costs, net                                                            6.2                -
       Chapter 11 reorganization payments                                                             (9.9)               -
       Restructuring and reorganization charges                                                        3.0                -
       Restructuring and reorganization payments                                                      (9.3)            (2.9)
       Impairment of long-lived assets                                                                 8.4                -
       Recoveries (payments) for asbestos-related claims, net                                         32.2           (131.0)
       Charge for asbestos liability, net                                                             22.0            236.0
       Increase in net assets of businesses held for sale                                                -             (0.3)
Changes in operating assets and liabilities net of effects of reorganizations, restructuring and dispositions
       Increase in receivables                                                                       (26.6)           (67.5)
       Increase in inventories                                                                       (83.9)           (30.2)
       (Increase) decrease in other current assets                                                     9.7            (11.1)
       Increase in other noncurrent assets                                                           (49.3)           (44.0)
       Increase in accounts payable and accrued expenses                                              49.0              4.9
       Increase in income taxes payable                                                               28.6             29.1
       Increase (decrease) in other long-term liabilities                                              7.0             (8.7)
       Other, net                                                                                      8.9             24.1
                                                                                                   -------          -------
Net cash provided by operating activities                                                            184.7             17.0
                                                                                                   -------          -------

Cash flows used for investing activities:
     Purchases of property, plant and equipment, continuing operations                               (71.3)          (107.8)
     Purchases of property, plant and equipment, discontinued operations                                 -             (2.8)
     Investment in computer software                                                                  (8.4)            (8.5)
     Acquisitions, net of cash acquired                                                                  -             (6.5)
     Distributions from equity affiliates                                                             13.5             11.1
     Purchase of outstanding minority interest                                                        (5.6)               -
     Proceeds from the sale of assets                                                                  5.7              3.3
     Proceeds from the sale of businesses                                                                -            329.3
                                                                                                   -------          -------
Net cash provided by (used for) investing activities                                                 (66.1)           218.1
                                                                                                   -------          -------

Cash flows from financing activities:
     Decrease in short-term debt, net                                                                 (6.8)           (42.8)
     Payments of long-term debt                                                                      (11.4)          (127.2)
     Cash dividends paid                                                                                 -            (58.1)
     Purchase of common stock for the treasury, net                                                   (0.2)            (1.4)
     Proceeds from exercised stock options                                                               -              0.1
     Other, net                                                                                       (3.1)             5.9
                                                                                                   -------          -------
Net cash used for financing activities                                                               (21.5)          (223.5)
                                                                                                   -------          -------

Effect of exchange rate changes on cash and cash equivalents                                          (0.7)            (4.6)
                                                                                                   -------          -------

Net increase in cash and cash equivalents                                                          $  96.4          $   7.0
Cash and cash equivalents at beginning of year                                                       159.1             26.6
                                                                                                   -------          -------

Cash and cash equivalents at end of period                                                         $ 255.5          $  33.6
                                                                                                   =======          =======

See accompanying notes to the unaudited condensed consolidated financial statements beginning on page 22.

Note 1. BASIS OF PRESENTATION
-----------------------------
Armstrong World Industries, Inc. ("AWI") is a Pennsylvania corporation incorporated in 1891, which together with its subsidiaries is referred to here as "Armstrong". Armstrong Holdings, Inc. (sometimes referred to as "AHI") is the publicly held parent holding company of Armstrong. AHI became the parent company of Armstrong on May 1, 2000, following AWI shareholder approval of a plan of exchange under which each share of AWI was automatically exchanged for one share of AHI. AHI was formed for purposes of the share exchange and holds no other significant assets or operations apart from AWI and AWI's subsidiaries. Stock certificates that formerly represented shares of AWI were automatically converted into certificates representing the same number of shares of AHI. The publicly held debt of AWI was not affected in the transaction.

The accompanying condensed consolidated financial statements contain the financial results of Armstrong. Financial statements of Armstrong are shown due to the existence of publicly traded debt. See Note 11 for discussion of the financial statement differences between Armstrong Holdings, Inc. and Armstrong World Industries, Inc.

Operating results for the third quarter of 2001, compared with the corresponding period of 2000 included in this report, are unaudited.

In February 2001, Armstrong determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001 entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. Based on these events, the segment was classified as a discontinued operation starting with the fourth quarter of 2000. On June 12, 2001, negotiations with this investor were terminated. During the third quarter of 2001, Armstrong terminated its plans to permanently exit this segment. This decision was based on the difficulty encountered in selling the business and a recent review of the business, industry and overall economy conducted by new senior management. Accordingly, this segment is no longer classified as a discontinued operation and amounts have been reclassified into operations as required by Emerging Issues Task Force ("EITF") Issue No. 90-16 - "Accounting for Discontinued Operations Subsequently Retained". See Note 3 for further discussion.

Starting with the fourth quarter of 2000, Armstrong applied the provisions of EITF Issue No. 00-010, "Accounting for Shipping and Handling Fees and Costs". Consequently, approximately $36.8 million of third quarter 2000 ($107.6 million for the first nine months of 2000) shipping and handling costs have been reclassified from net sales to cost of goods sold. This change had no effect on gross margins or retained earnings as of any date.

In accordance with EITF Issue No. 00-014, "Accounting for Certain Sales Incentives", Armstrong reclassified certain sales incentives from Selling, General and Administrative ("SG&A") expense to net sales (reducing both) by $0.3 million in the third quarter of 2000($0.9 million for the first nine months of 2000). In accordance with EITF Issue No. 00-022, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future," Armstrong reclassified sales volume incentives from SG&A expense to net sales (reducing both) by $8.0 million in the third quarter of 2000 ($22.0 million for the first nine months of 2000).

The accounting policies used in preparing these statements are the same as those used in preparing Armstrong's consolidated financial statements for the year ended December 31, 2000. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Armstrong's Form 10-K for the fiscal year ended December 31, 2000. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings. The third quarters of the wood products segment ended on September 29, 2001 and September 30, 2000. No events occurred between September 29, 2001 and September 30, 2001 materially affecting Armstrong's financial position or results of operations.

Note 2. CHAPTER 11 REORGANIZATION
---------------------------------
On December 6, 2000, AWI, the major operating subsidiary of AHI, filed a voluntary petition for relief ("the Filing") under Chapter 11 of the U.S. Bankruptcy Code ("the Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Court") in order to use the court-supervised reorganization process to achieve a resolution of its asbestos liability. Also filing under Chapter 11 were two of Armstrong's wholly-owned subsidiaries, Nitram Liquidators, Inc. ("Nitram") and Desseaux Corporation of North America, Inc. ("Desseaux," and together with AWI and Nitram, the "Debtors"). The Chapter 11 cases are being jointly administered under case numbers 00-4469, 00-4470, and 00-4471 (the "Chapter 11 Case").

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

It is AWI's intention to address all of its prepetition claims, including all asbestos-related claims, in a plan of reorganization in its Chapter 11 Case. At this juncture, it is impossible to predict with any degree of certainty how such a plan will treat such claims and the impact AWI's Chapter 11 Case and any reorganization plan will have on the shares of common stock of AWI, all of which are held by AHI and, along with AWI's operating subsidiaries, are the only material asset of AHI. Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan which permits holders of equity interests to participate. The formulation and implementation of a plan of reorganization in the Chapter 11 Case could take a significant period of time. Currently, AWI has the exclusive right to file a plan of reorganization until April 5, 2002, and this date may be further extended by the Court.

Bar Date for Filing Claims
--------------------------
Earlier this year, the Bankruptcy Court granted AWI's motion to establish August 31, 2001 as the bar date for all claims against AWI except for those arising from asbestos-related personal injury assertions. A bar date is the date by which claims against AWI must be filed if the claimants wish to receive any distribution from the Chapter 11 proceedings. The Bankruptcy Court later extended the bar date for claims from the U.S. Internal Revenue Service until December 31, 2001 and claims from several environmental agencies until the fourth quarter of 2001. Further, the Court allowed the time to file claims related to asbestos property damage to continue beyond August 31, 2001 and has yet to rule on an end date for these claims. A bar date for asbestos-related personal injury claims has not been set.

Approximately 4,000 proofs of claim totaling approximately $5.7 billion alleging a right to payment from AWI were filed in response to the August 31, 2001 bar date. AWI is investigating these claims to determine their validity.

In its initial review of the filed claims, AWI has identified approximately 900 claims totaling $1.4 billion that it believes should be disallowed by the Bankruptcy Court. These claims appear to be duplicate filings, amendments to previously filed claims or claims that are not related to AWI. AWI has filed a motion to dismiss these claims. While the Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed as part of the Chapter 11 process,management believes that the possibility of these claims being allowed is remote.

In addition to the categories of claims described above, AWI has also received approximately 1,000 proofs of claim totaling approximately $1.8 billion that are associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI's participation in the Center for Claims Resolution ("the Center").. As the bar date of

August 31, 2001 did not pertain to direct asbestos-related personal injury claims, AWI will address asbestos-related claims in the future within the Chapter 11 process. See further discussion regarding AWI's liability for asbestos-related matters in Note 9.

AWI also received approximately 100 proofs of claim totaling approximately $0.6 billion alleging a right to payment because of asbestos-related property damage. Most of these claims are new to AWI, many of which were submitted without any or with insufficient documentation to assess their validity. AWI expects to vigorously defend any asserted asbestos-related property damage claims in the Bankruptcy Court. Further, AWI believes that it has a significant amount of existing insurance coverage available for asbestos-related property damage liability, with the amount ultimately available dependent upon, among other things, the profile of the claims that may be allowed by the Bankruptcy Court. AWI's history of property damage litigation prior to the Chapter 11 filing is described in Note 9.

AWI received approximately 2,000 claims totaling approximately $1.9 billion alleging a right to payment for financing, environmental, trade debt and other claims. For these categories of claims, AWI has previously recorded approximately $1.6 billion in liabilities.

AWI will require several months to complete its evaluation of the claims submitted by the August 31, 2001 bar date. AWI has recorded liability amounts for those claims it believes to be probable of being allowed by the Court. At this time, it is impossible to assess precisely which claims will ultimately be allowed by the Bankruptcy Court. It is reasonably possible the amount of claims ultimately allowed by the Court in excess of amounts presently recorded by AWI could be material to AWI's financial position and the results of its operations. However, it is not possible to determine a reasonable range of possible liability with any reasonable degree of accuracy, due to the uncertainties of the Chapter 11 process, the in-progress state of AWI's investigation of submitted claims and the lack of documentation submitted in support of many claims.

Financing
---------
As of September 30, 2001, AWI had no outstanding debt borrowings under its $200 million debtor-in-possession credit facility (the "DIP Facility") and AWI had $168.4 million of cash and cash equivalents in addition to cash held by its non-debtor subsidiaries. AWI believes that the DIP Facility, together with cash generated from operations, will be more than adequate to address its liquidity needs. Borrowings under the DIP Facility, if any, will constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact
-----------------
AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. AHI has implemented this guidance in the accompanying condensed consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. See
Note 4 for detail of the liabilities subject to compromise at September 30, 2001 and December 31, 2000. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI's prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI's asbestos liability is also recorded in liabilities subject to compromise. See Note 9 for further discussion of AWI's asbestos liability.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs. Accordingly, AWI recorded the following Chapter 11 reorganization activities in the third quarter and first nine months of 2001:

                                                              Three Months Ended    Nine Months Ended
(amounts in millions)                                         September 30, 2001   September 30, 2001
---------------------                                         ------------------   ------------------
Professional fees                                                    $ 5.3              $17.2
Interest income, post petition                                        (1.3)              (4.0)
Reductions to prepetition liabilities                                    -               (2.0)
Termination of prepetition lease obligation                              -               (5.9)
Other (income) expense directly related to bankruptcy, net            (0.3)               0.9
                                                                     -----              -----
Total Chapter 11 reorganization costs, net                           $ 3.7              $ 6.2
                                                                     =====              =====

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


Note 3. DISCONTINUED OPERATIONS
-------------------------------
In February 2001, Armstrong determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001 entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. Based on these events, the segment was classified as a discontinued operation starting with the fourth quarter of 2000. On June 12, 2001, negotiations with this investor were terminated. During the third quarter of 2001, Armstrong terminated its plans to permanently exit this segment. This decision was based on the difficulty encountered in selling the business and a recent review of the business, industry and overall economy conducted by new senior management. Accordingly, this segment is no longer classified as a discontinued operation and amounts have been reclassified into operations as required by EITF Issue No. 90-16 - "Accounting for Discontinued Operations Subsequently Retained". All prior periods have been reclassified to conform to the current presentation.

The following financial information pertains to the Textiles and Sports Flooring segment as of and for the year ended December 31, 2000.

(amounts in millions)
       Total revenues                       $277.0
       Total operating income                  0.9
       Total assets                          200.3
       Total liabilities                     142.6

The following financial information pertains to the Textiles and Sports Flooring segment for the periods ended September 30.

                                          Three Months          Nine Months
                                       Ended September 30   Ended September 30
(amounts in millions)                     2001      2000      2001       2000
                                          ----      ----     ------     ------
       Total revenues                    $72.1     $68.9     $200.9     $205.1
       Total operating income (loss)      (7.2)     (2.6)      (1.3)       1.1

Based on the expected net realizable value of the business determined during the negotiations to sell the business, Armstrong had recorded a pretax net loss of $30.3 million in the fourth quarter of 2000 (net of a $4.2 million gain on the sale of a component of this segment that was classified as a business held for sale), $19.5 million net of tax benefit. Armstrong also had recorded an additional net loss of $3.3 million in the first quarter of 2001, as a result of price adjustments resulting from the negotiations. Concurrent with the decision to no longer classify the business as a discontinued operation, the remaining accrued loss of $37.8 million ($27.1 million net of tax) has been reversed in the third quarter of 2001 and is recorded as part of earnings from discontinued operations. Additionally, the segment's net income for the first and second quarter of 2001 has been reclassified into income from continuing operations for those periods.

During the third quarter of 2001, AHI concluded there were indicators of impairment related to certain assets in this segment, and accordingly, an impairment evaluation was conducted at the end of the third quarter under the guidelines of SFAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This evaluation led to an impairment charge of $8.4 million, representing the excess of book value over estimated fair value which was determined using a net discounted cash flows approach. The charge was included in cost of sales. The impairment was related to property, plant and equipment that produce certain products for which Armstrong anticipates lower demand in the future. Additionally, an inventory write-down of $2.1 million was also recorded in the third quarter of 2001 within cost of sales related to certain products that will no longer be sold.

On May 31, 2000, Armstrong completed its sale of all of the entities, assets and certain liabilities comprising its Insulation Products segment to Orion Einundvierzigste Beteiligungsgesellschaft Mbh, a subsidiary of the Dutch investment firm Gilde Investment Management N.V. for $264 million. The transaction resulted in an after tax gain of $106.4 million, or $2.64 per share in Armstrong's second quarter. An after tax gain on sale of $2.3 million recorded in the third quarter of 2000 related to certain accrual and post-closing adjustments. During the second quarter of 2001, AHI recorded a pretax loss of $0.9 million related to its divestiture of its Insulation Products segment. This loss resulted from certain post-closing adjustments.


Note 4. LIABILITIES SUBJECT TO COMPROMISE
-----------------------------------------
As a result of AWI's Chapter 11 filing (see Note 2), pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the condensed consolidated balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI's prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI's asbestos-related liability is also recorded in liabilities subject to compromise. See Note 9 for further discussion of AWI's asbestos-related liability. See Note 2 for further discussion of claims received at the August 31, 2001 bar date.


Liabilities subject to compromise at September 30, 2001 and December 31, 2000 are as follows:

(amounts in millions)                               September 30,  December 31,
                                                         2001          2000
                                                         ----          ----
Debt (at face value)                                   $1,400.7      $1,400.4
Asbestos-related liability                                690.6         690.6
Prepetition trade payables                                 52.1          60.1
Prepetition other payables and accrued interest            57.1          76.4
ESOP loan guarantee                                       157.7         157.7
Amounts due affiliates                                      4.7           4.7
                                                       --------      --------
Total liabilities subject to compromise                $2,362.9      $2,389.9
                                                       ========      ========

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

Note 5. INDUSTRY SEGMENTS
-------------------------

(amounts in millions)                        Three months                 Nine months
                                          ended September 30           ended September 30
Net sales to external customers             2001        2000           2001          2000
-------------------------------             ----        ----           ----          ----
Floor coverings                           $303.3      $349.1       $  902.7      $1,005.6
Building products                          215.1       225.9          638.3         628.1
Wood products                              214.2       220.2          657.0         689.0
Textiles and sports flooring                72.1        68.9          200.9         205.1
                                          ------      ------       --------      --------
Total sales to external customers         $804.7      $864.1       $2,398.9      $2,527.8
                                          ======      ======       ========      ========

                                             Three months                 Nine months
                                          ended September 30           ended September 30
Segment operating income (loss)             2001        2000           2001          2000
-------------------------------             ----        ----           ----          ----
Floor coverings                           $  29.1     $ 35.2      $    77.1      $  108.2
Building products                            31.1       35.4           75.3          92.3
Wood products                                (1.8)      18.5           22.0          65.6
Textiles and sports flooring                 (7.2)      (2.6)          (1.3)          1.1
All other                                     0.2        0.4            0.7           0.5
                                           ------     ------      ---------      --------
Total segment operating income               51.4       86.9          173.8         267.7
Charge for asbestos liability, net          (16.0)         -          (22.0)       (236.0)
Unallocated corporate (expense)              (2.5)     (18.7)         (13.5)        (22.4)
                                           ------     ------      ---------      --------
Total consolidated operating income        $ 32.9     $ 68.2      $   138.3      $    9.3
                                           ======     ======      =========      ========

                                                                  September 30,  December 31,
Segment assets                                                       2001           2000
--------------                                                       ----           ----
Floor coverings                                                   $   949.7      $  897.6
Building products                                                     544.4         568.5
Wood products                                                       1,400.4       1,358.7
Textiles and sports flooring                                          191.7         200.3
All other                                                              16.7          16.3
                                                                  ---------      --------
Total segment assets                                                3,102.9       3,041.4
Assets not assigned to business units                               1,023.8         963.8
                                                                  ---------      --------
Total consolidated assets                                         $ 4,126.7      $4,005.2
                                                                  =========      ========

Prior year amounts for floor coverings, all other, and assets not assigned to business units have been reclassified to reflect the reallocation of certain assets.

Note 6.  INVENTORY
------------------

(amounts in millions)                       September 30, 2001     December 31, 2000
                                            ------------------     -----------------
Finished goods                                     $290.1                 $244.7
Goods in process                                     53.3                   49.0
Raw materials and supplies                          190.4                  158.0
Less LIFO and other reserves                        (52.6)                 (51.8)
                                                   ------                 ------
Total inventories, net                             $481.2                 $399.9
                                                   ======                 ======

Note 7. RESTRUCTURING AND OTHER ACTIONS
---------------------------------------
The following table summarizes activity in the reorganization and restructuring accruals which are reported within accounts payable and accrued expenses, for the first nine months of 2001 and 2000:

                         Beginning    Cash                                  Ending
(amounts in millions)     balance   payments  Charges  Reversals   Other   balance
                          -------   --------  -------  ---------  ------   -------
2001                       $22.2     ($9.3)    $ 4.1     ($2.7)   ($6.2)    $ 8.1
2000                        12.1      (2.9)     15.7         -     (1.0)     23.9

A $5.4 million pre-tax restructuring charge was recorded in the first quarter of 2001. The charge related to severance and enhanced retirement benefits for more than 50 corporate and line-of-business salaried staff positions, as a result of streamlining the organization, to reflect staffing needs for current business conditions. This streamlining is expected to result in lower selling, general and administrative expenses of approximately $4.9 million per year. Of the $5.4 million, $1.6 million represented a non-cash charge for enhanced retirement benefits, which is accounted for as a reduction of the prepaid pension asset.

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

In the third quarter of 2001, a $1.4 million reversal was recorded related to certain severance and benefit accruals that were no longer necessary and a $0.3 million pre-tax charge was recorded for additional severance payments (bringing the total 2001 charge reflected in the table above to $4.1 million).

The amount in "other" is primarily related to the termination of an operating lease for an office facility in the U.S. These lease costs were previously accrued in the third quarter of 2000 as part of the restructuring charge when the decision to vacate the premises was made. The lease was rejected as part of the Chapter 11 process. Accordingly, the $5.9 million reversal is recorded as a reduction of Chapter 11 reorganization costs in accordance with SOP 90-7. See
Note 2 for further discussion. The remaining amount in "other" is related to foreign currency translation.

A $17.0 million pre-tax reorganization charge was recorded in the third quarter of 2000, of which $8.6 million related to severance and enhanced retirement benefits for more than 180 positions (approximately 66% related to salaried positions) within the European Flooring business. Reorganization actions include staff reductions due to the elimination of administrative positions, the consolidation and closing of sales offices in Europe and the closure of the Team Valley, England commercial tile plant. The remaining portion of the reorganization charge primarily related to the remaining payments on a noncancelable operating lease for an office facility in the U.S. The employees who occupied this office facility were relocated to the corporate headquarters.

Armstrong also recorded a $12.2 million charge to cost of goods sold in the third quarter of 2000 for write-downs of inventory and production-line assets that were not categorized as reorganization costs related to the European reorganization efforts. The inventory write-downs were related to changes in product offerings while the write-downs of production-line assets primarily related to changes in production facilities and product offerings.

Most of the remaining balance at September 30, 2001 relates to a noncancelable operating lease, which extends through 2017 and severance for terminated employees with extended payouts, the majority of which will be paid by the second quarter of 2002.


Note 8. SUPPLEMENTAL CASH FLOW INFORMATION
------------------------------------------
(amounts in millions)                          Nine Months Ended
                                                 September 30
                                                 2001      2000
                                                -----     -----
Interest paid                                   $ 3.0     $76.3
Income taxes paid, net                            2.1      11.1

Note 9. OVERVIEW OF ASBESTOS-RELATED LEGAL PROCEEDINGS
------------------------------------------------------
Asbestos-related Litigation
---------------------------
The following is a summary update of asbestos-related litigation; see Item 3 of Armstrong's 2000 Form 10-K filing for additional information.

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

As of September 30, 2000, AWI's estimate of its asbestos-related liability that was probable and estimable through 2006 ranged from $758.8 million to $1,363.3 million. AWI concluded that no amount within that range was more likely than any other and, therefore, reflected $758.8 million as a liability in the condensed consolidated financial statements in accordance with generally accepted accounting principles. Due to the increased uncertainty created as a result of the Filing, no change has been made to the previously recorded liability except to record payments of $68.2 million against that accrual in October and November 2000. The asbestos-related liability balance recorded at September 30, 2001 and December 31, 2000 is $690.6 million, which is recorded in liabilities subject to compromise. It is reasonably possible, however, that the actual liability could be significantly higher than the recorded liability. As the Chapter 11 Case proceeds, there should be more clarity as to the extent of the liability.

Collateral Requirements
------------------------
During 2000, AWI had secured a bond for $56.2 million to meet minimum collateral requirements established by the Center with respect to asbestos claims asserted against AWI. On October 27, 2000, the insurance company that underwrote the surety bond informed AWI and the Center of its intention not to renew the surety bond effective February 28, 2001. On February 6, 2001, the Center advised the surety of the Center's demand for payment of the face value of the bond. The surety filed a motion with the Court seeking to restrain the Center from drawing on the bond. The motion was not granted. On March 28, 2001, the surety filed an amended complaint in the Court seeking similar relief. The Center has filed a motion to dismiss the amended complaint. The Court has not yet ruled on the Center's motion or the complaint. In addition, on April 27, 2001, AWI filed a complaint and a motion with the Court seeking an order, among other things, enjoining the Center from drawing on the bond or, in the event the Center is permitted to draw on the bond, requiring that the proceeds of any such draw be deposited into a Court-approved account subject to further order of the Court. The Court has not yet ruled on these matters.

Property Damage Litigation
--------------------------
Over the years, AWI was one of many defendants in asbestos-related property damage claims that were filed by public and private building owners, with six claims pending as of June 30, 2001. The claims that were resolved resulted in aggregate payments of less than $10 million and were entirely covered by insurance. The pending cases present allegations of damage to the plaintiffs' buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures for removal and replacement of such products. In the second quarter of 2000, AWI was served with a lawsuit seeking class certification of Texas residents who own property with asbestos-containing products. This case includes allegations that AWI asbestos-containing products caused damage to buildings and generally seeks compensatory damages and equitable relief, including testing, reimbursement for removal and diminution of property value. AWI vigorously denies the validity of the allegations against it in these actions and, in any event, believes that any costs will be covered by insurance. Continued prosecution of these actions and the commencement of any new asbestos
property damage actions are stayed due to the Filing.   Consistent with prior
periods and due to increased uncertainty, AWI has not recorded any liability related to these claims as of September 30, 2001. See Note 2 for further discussion of the property damage claims received by the general claims bar date of the Chapter 11 Case. A separate creditors' committee representing the interests of property damage asbestos claimants has been appointed in the Chapter 11 Case.

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

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the first quarter of 2001, a new trial judge was selected for the ADR. Initial motions were heard in June 2001. It is uncertain at this time if the new proceedings will have any impact on the preliminary decisions of the initial phases of the ADR. Additionally, one of the insurance carriers, Reliance Insurance Company, was placed under an order of rehabilitation by a state insurance department during May 2001 and an order of liquidation during October 2001.

Insurance Asset
---------------
An insurance asset in respect of asbestos personal injury claims in the amount of $214.1 million is recorded as of September 30, 2001 compared to $268.3 million as of December 31, 2000. The reduction is due to cash receipts during the second and third quarters of 2001 and management's current assessment of probable insurance recoveries, which included the order of liquidation for Reliance Insurance Company. Of the total recorded asset at September 30, 2001, approximately $48.4 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI's belief in the availability of insurance in this amount, based upon AWI's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process that is in the trial phase of binding arbitration. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (a former AWI subsidiary that was sold in August 1969) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $83 million of the $214.1 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the liability and could decrease if the final amount of the liability decreases. Of the $214.1 million asset, $22.0 million has been recorded as a current asset as of September 30, 2001 reflecting management's estimate of the minimum insurance payments to be received in the next 12 months.

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

Cash Flow Impact
----------------
As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related claims in the first nine months of 2001. In the first nine months of 2000, AWI paid $158.7 million for asbestos-related claims. AWI received $32.2 million in asbestos-related insurance recoveries during the first nine months of 2001 compared to $27.7 million during the first nine months of 2000. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI may continue to receive insurance proceeds under the terms of various settlement agreements.

Conclusion
----------
Many uncertainties exist surrounding the financial impact of AWI's involvement with asbestos litigation. These uncertainties include the impact of the Filing and the Chapter 11 process, the number of future claims to be filed, the impact of any potential legislation, the impact of the ADR proceedings on the insurance asset and the financial condition of AWI's insurance carriers. AWI has not revised its previously recorded liability for asbestos-related personal injury claims. In the third quarter of 2001, AWI reduced its previously recorded insurance asset by $16.2 million for cash receipts and by $16.0 million for management's current assessment of probable insurance recoveries. The $16.0 million reduction was recorded as a charge for asbestos liability, net in the accompanying condensed consolidated statement of earnings. AWI will continue to review its asbestos-related liability periodically, although it is likely that no changes will be made to the liability until later in the Chapter 11 Case as significant developments arise. It is reasonably possible that AWI's total exposure to asbestos-related personal injury claims may be significantly different than the recorded liability. Any adjustment to the estimated liability or insurance asset could be material to the financial statements.


Note 10. - ENVIRONMENTAL LIABILITIES
------------------------------------
Liabilities of $15.5 million were recorded at September 30, 2001 and December 31, 2000, respectively, for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the amount of the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each individual site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $6.4 million of the September 30, 2001 and December 31, 2000 environmental liabilities are classified as prepetition liabilities subject to compromise.
The estimated liabilities do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the condensed consolidated financial statements and are either available through settlement or probable of recovery through negotiation or litigation.

Actual costs to be incurred at identified sites may vary from estimates, given the inherent uncertainties in evaluating environmental liabilities. Subject to the imprecision in estimating environmental remediation costs, Armstrong believes that any sum it may have to pay in connection with environmental matters in excess of the amounts noted above would not have a material adverse effect on its financial condition, or liquidity, although the recording of future costs may be material to earnings in such future periods.


Note 11 - DIFFERENCES BETWEEN ARMSTRONG HOLDINGS AND ARMSTRONG WORLD INDUSTRIES,
--------------------------------------------------------------------------------
          INC.
          ----
The difference between the condensed consolidated financial statements is primarily due to transactions related to the formation of Armstrong Holdings, Inc. and stock activity.


Note 12 - EARNINGS PER SHARE
----------------------------
On November 7 2001, Armstrong announced a reorganization to consolidate the operations of its Floor Coverings organization with its Wood Products flooring organization. This consolidation is intended to create one integrated flooring business. Chan Galbato, currently President and CEO of Armstrong Flooring Products, will head the new organization. Frank Riddick, currently Armstrong's President and Chief Operating Officer as well as President and CEO of Armstrong Wood Products, will resign from his positions effective immediately. Costs associated with this reorganization will be incurred over the next several quarters.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
of Operations
-------------

The following discussion and analysis correspond to Armstrong Holdings, Inc. See Notes 1, 2, 3 and 11 to the unaudited condensed consolidated financial statements for further discussion.

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

It is AWI's intention to address all of its prepetition claims, including all asbestos-related claims, in a plan of reorganization in its Chapter 11 Case. At this juncture, it is impossible to predict with any degree of certainty how such a plan will treat such claims and the impact AWI's Chapter 11 Case and any reorganization plan will have on the shares of common stock of AWI, all of which are held by AHI and, along with AWI's operating subsidiaries, are the only material asset of AHI. Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan which permits holders of equity interests to participate. The formulation and implementation of a plan of reorganization in the Chapter 11 Case could take a significant period of time. Currently, AWI has the exclusive right to file a plan of reorganization until April 5, 2002, and this date may be further extended by the Court.

Bar Date for Filing Claims
--------------------------
Earlier this year, the Bankruptcy Court granted AWI's motion to establish August 31, 2001 as the bar date for all claims against AWI except for those arising from asbestos-related personal injury assertions. A bar date is the date by which claims against AWI must be filed if the claimants wish to receive any distribution from the Chapter 11 proceedings. The Bankruptcy Court later extended the bar date for claims from the U.S. Internal Revenue Service until December 31, 2001 and claims from several environmental agencies until the fourth quarter of 2001. Further, the Court allowed the time to file claims related to asbestos property damage to continue beyond August 31, 2001 and has yet to rule on an end date for these claims. A bar date for asbestos-related personal injury claims has not been set.

Approximately 4,000 proofs of claim totaling approximately $5.7 billion alleging a right to payment from AWI were filed in response to the August 31, 2001 bar date. AWI is investigating these claims to determine their validity.

In its initial review of the filed claims, AWI has identified approximately 900 claims totaling $1.4 billion that it believes should be disallowed by the Bankruptcy Court. These claims appear to be duplicate filings, amendments to previously filed claims or claims that are not related to AWI. AWI has filed a motion to dismiss these claims. While the Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed as part of the Chapter 11 process, management believes that the possibility of these claims being allowed is remote.

In addition to the categories of claims described above, AWI has also received approximately 1,000 proofs of claim totaling approximately $1.8 billion that are associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI's participation in the Center for Claims Resolution ("the Center"). As the bar date of August 31, 2001 did not pertain to direct asbestos-related personal injury claims, AWI will address all asbestos-related personal injury claims in the future within the Chapter 11 process. See further discussion regarding AWI's liability for asbestos-related matters in Note 9.

AWI also received approximately 100 proofs of claim totaling approximately $0.6 billion alleging a right to payment because of asbestos-related property damage. Most of these claims are new to AWI, many of which were submitted without any or with insufficient documentation to assess their validity. AWI expects to vigorously defend any asserted asbestos-related property damage claims in the Bankruptcy Court. Further, AWI believes that it has a significant amount of existing insurance coverage available for asbestos-related property damage liability, with the amount ultimately available dependent upon, among other things, the profile of the claims that may be allowed by the Bankruptcy Court. AWI's history of property damage litigation prior to the Chapter 11 filing is described in Note 9.

AWI received approximately 2,000 claims totaling approximately $1.9 billion alleging a right to payment for financing, environmental, trade debt and other claims. For these categories of claims, AWI has previously recorded approximately $1.6 billion in liabilities.

AWI will require several months to complete its evaluation of the claims submitted by the August 31, 2001 bar date. AWI has recorded liability amounts for those claims it believes to be probable of being allowed by the Court. At this time, it is impossible to assess precisely which claims will ultimately be allowed by the Bankruptcy Court. It is reasonably possible the amount of claims ultimately allowed by the Court in excess of amounts presently recorded by AWI could be material to AWI's financial position and the results of its operations. However, it is not possible to determine a reasonable range of possible liability with any reasonable degree of accuracy, due to the uncertainties of the Chapter 11 process, the in-progress state of AWI's investigation of submitted claims and the lack of documentation submitted in support of many claims.

Financing
---------
As of September 30, 2001, AWI had no outstanding debt borrowings under its $200 million debtor-in-possession credit facility (the "DIP Facility") and AWI had $168.4 million of cash and cash equivalents in addition to cash held by its non-debtor subsidiaries. AWI believes that the DIP Facility, together with cash generated from operations, will be more than adequate to address its liquidity needs. Borrowings under the DIP Facility, if any, will constitute superpriority administrative expense claims in the Chapter 11 Case.

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

Discontinued Operations
-----------------------
In February 2001, AHI determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001 entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. Based on these events, the segment was classified as a discontinued operation starting with the fourth quarter of 2000. On June 12, 2001, negotiations with this investor were terminated. During the third quarter of 2001, AHI terminated its plans to permanently exit this segment. This decision was based on the difficulty encountered in selling the business and a recent review of the business, industry and overall economy conducted by new senior management. Accordingly, this segment is no longer classified as a discontinued operation and amounts have been reclassified into operations as required by EITF Issue No. 90-16 - "Accounting for Discontinued Operations Subsequently Retained". All prior periods have been reclassified to conform to the current presentation.

Based on the expected net realizable value of the business determined during the negotiations to sell the business, AHI had recorded a pretax net loss of $30.3 million in the fourth quarter of 2000 (net of a $4.2 million gain on sale of a component of this segment that was classified as a business held for sale), $19.5 million net of tax benefit. AHI also had recorded an additional net loss of $3.3 million in the first quarter of 2001, as a result of price adjustments resulting from the negotiations. Concurrent with the decision to no longer classify the business as a discontinued operation, the remaining accrued loss of $37.8 million ($27.1 million net of tax) has been reversed in the third quarter of 2001 and is recorded as part of earnings from discontinued operations. Additionally, the segment's net income for the first and second quarter of 2001 has been reclassified into income from continuing operations for those periods.

During the third quarter of 2001, AHI concluded there were indicators of impairment related to certain assets in this segment, and accordingly, an impairment evaluation was conducted at the end of the third quarter under the guidelines of SFAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This evaluation led to an impairment charge of $8.4 million, representing the excess of book value over estimated fair value which was determined using a net discounted cash flows approach. The charge was included in cost of sales. The impairment was related to property, plant and equipment that produces certain products for which AHI anticipates lower demand in the future. Additionally, an inventory write-down of $2.1 million was also recorded in the third quarter of 2001 within cost of sales related to certain products that will no longer be sold.

On May 31, 2000, Armstrong completed its sale of all of the entities, assets and certain liabilities comprising its Insulation Products segment to Orion Einundvierzigste Beteiligungsgesellschaft Mbh, a subsidiary of the Dutch investment firm Gilde Investment Management N.V. for $264 million. The transaction resulted in an after tax gain of $106.4 million, or $2.64 per share in Armstrong's second quarter. An after tax gain on sale of $2.3 million recorded in the third quarter of 2000 related to certain accrual and post-closing adjustments. During the second quarter of 2001, AHI recorded a pretax loss of $0.9 million related to its divestiture of its Insulation Products segment. This loss resulted from certain post-closing adjustments.

Other Divestitures
------------------
On July 31, 2000, AHI completed the sale of its Installation Products Group ("IPG") to subsidiaries of the German company Ardex GmbH, for $86 million in cash. Ardex purchased substantially all of the assets and liabilities of IPG including its shares of the W.W. Henry Company. The transaction resulted in a gain of $44.1 million ($60.2 million pre-tax) or $1.09 per share in 2000 and was recorded in other income. The financial results of IPG were reported as part of the floor coverings segment. The proceeds and gain are subject to a post-closing working capital adjustment.

Financial Condition
-------------------
As shown on the condensed Consolidated Balance Sheets (see page 3), AHI had cash and cash equivalents of $255.5 million at September 30, 2001. Working capital was $775.1 million as of September 30, 2001, $154.3 million higher than the $620.8 million recorded at the end of 2000. The ratio of current assets to current liabilities was 2.79 to 1 as of September 30, 2001, compared with 2.55 to 1 as of December 31, 2000. The increase in the ratio is primarily attributable to higher cash and inventory partially offset by higher accounts payable and accrued expenses.

Long-term debt, excluding Armstrong's guarantee of an Employee Stock Ownership Plan ("ESOP") loan and debt subject to compromise, decreased in the first nine months of 2001. At September 30, 2001, long-term debt of $53.3 million, or 6.2% of total capital, compared with $67.3 million, or 8.7% of total capital, at the end of 2000. At September 30, 2001, and December 31, 2000 ratios of total debt (excluding debt subject to compromise) as a percent of total capital were 10.2% and 14.3%, respectively.

As shown on the condensed Consolidated Statements of Cash Flows (see page 5), net cash provided by operating activities for the nine months ended September 30, 2001, was $184.7 million compared with $17.0 million for the comparable period in 2000. The increase was primarily due to the absence of asbestos-related claims payments in 2001.

Net cash used for investing activities was $66.1 million for the nine months ended September 30, 2001, compared with net cash provided by investing activities of $218.1 million for the nine months ended September 30, 2000. The decrease was primarily due to the receipt of proceeds from the sale of the Insulation Products Segment and the IPG in 2000 partially offset by lower capital spending.

Net cash used for financing activities was $21.5 million for the nine months ended September 30, 2001 compared with $223.5 million for the nine months ended September 30, 2000. The decrease in cash used was primarily due to a decrease in payments of debt and no dividend payments in 2001.

DIP Facility
------------
The Court previously approved a $300 million debtor-in-possession financing facility provided by a bank group led by The Chase Manhattan Bank. On May 31, 2001, AWI reduced the amount of the facility to $200 million. Borrowings under the DIP Facility constitute superpriority administrative expense claims in the Chapter 11 Cases. As of September 30, 2001, AWI had no debt borrowings under the DIP Facility compared with borrowings of $5.0 million as of December 31, 2000. The DIP Facility expires no later than December 6, 2002 and borrowings are limited to an adjusted amount of receivables, inventories and property, plant and equipment. Depending on the amount of borrowings, the DIP Facility carries an interest rate range of either Chase's Alternate Base Rate plus 50 basis points to 100 basis points or LIBOR plus 150 basis points to 200 basis points. The DIP Facility also contains several covenants including, among other things, limits on asset sales, capital expenditures and a required ratio of debt to cash flow.

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

As of September 30, 2000, AWI's estimate of its asbestos-related liability that was probable and estimable through 2006 ranged from $758.8 million to $1,363.3 million. AWI concluded that no amount within that range was more likely than any other and, therefore, reflected $758.8 million as a liability in the condensed consolidated financial statements in accordance with generally accepted accounting principles. Due to the increased uncertainty created as a result of the Filing, no change has been made to the previously recorded liability except to record payments of $68.2 million against that accrual in October and November 2000. The asbestos-related liability balance recorded at September 30, 2001 and December 31, 2000 is $690.6 million, which is recorded in liabilities subject to compromise. It is reasonably possible, however, that the actual liability could be significantly higher than the recorded liability. As the Chapter 11 Case proceeds, there should be more clarity as to the extent of the liability.

Collateral Requirements
------------------------
During 2000, AWI had secured a bond for $56.2 million to meet minimum collateral requirements established by the Center with respect to asbestos claims asserted against AWI. On October 27, 2000, the insurance company that underwrote the surety bond informed AWI and the Center of its intention not to renew the surety bond effective February 28, 2001. On February 6, 2001, the Center advised the surety of the Center's demand for payment of the face value of the bond. The surety filed a motion with the Court seeking to restrain the Center from drawing on the bond. The motion was not granted. On March 28, 2001, the surety filed an amended complaint in the Court seeking similar relief. The Center has filed a motion to dismiss the amended complaint. The Court has not yet ruled on the Center's motion or the complaint. In addition, on April 27, 2001, AWI filed a complaint and a motion with the Court seeking an order, among other things, enjoining the Center from drawing on the bond or, in the event the Center is permitted to draw on the bond, requiring that the proceeds of any such draw be deposited into a Court-approved account subject to further order of the Court. The Court has not yet ruled on these matters.

Property Damage Litigation
--------------------------
Over the years, AWI was one of many defendants in asbestos-related property damage claims that were filed by public and private building owners, with six claims pending as of June 30, 2001. The claims that were resolved resulted in aggregate payments of less than $10 million and were entirely covered by insurance. The pending cases present allegations of damage to the plaintiffs' buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures for removal and replacement of such products. In the second quarter of 2000, AWI was served with a lawsuit seeking class certification of Texas residents who own property with asbestos-containing products. This case includes allegations that AWI asbestos-containing products caused damage to buildings and generally seeks compensatory damages and equitable relief, including testing, reimbursement for removal and diminution of property value. AWI vigorously denies the validity of the allegations against it in these actions and, in any event, believes that any costs will be covered by insurance. Continued prosecution of these actions and the commencement of any new asbestos property damage actions are stayed due to the Filing. Consistent with prior periods and due to increased uncertainty, AWI has not recorded any liability related to these claims as of September 30, 2001. See Note 2 for further discussion of the property damage claims received by the general claims bar date of the Chapter 11 Case. A separate creditors' committee representing the interests of property damage asbestos claimants has been appointed in the Chapter 11 Case.

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

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the first quarter of 2001, a new trial judge was selected for the ADR. Initial motions were heard in June 2001. It is uncertain at this time if the new proceedings will have any impact on the preliminary decisions of the initial phases of the ADR. Additionally, one of the insurance carriers, Reliance Insurance Company, was placed under an order of rehabilitation by a state insurance department during May 2001 and an order of liquidation during October 2001.

Insurance Asset
---------------
An insurance asset in respect of asbestos personal injury claims in the amount of $214.1 million is recorded as of September 30, 2001 compared to $268.3 million as of December 31, 2000. The reduction is due to cash receipts during the second and third quarters of 2001 and management's current assessment of probable insurance recoveries, which included the order of liquidation for Reliance Insurance Company. Of the total recorded asset at September 30, 2001, approximately $48.4 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI's belief in the availability of insurance in this amount, based upon AWI's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process that is in the trial phase of binding arbitration. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (a former AWI subsidiary that was sold in August 1969) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $83 million of the $214.1 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the liability and could decrease if the final amount of the liability decreases. Of the $214.1 million asset, $22.0 million has been recorded as a current asset as of September 30, 2001 reflecting management's estimate of the minimum insurance payments to be received in the next 12 months.

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

Cash Flow Impact
----------------
As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related claims in the first nine months of 2001. In the first nine months of 2000, AWI paid $158.7 million for asbestos-related claims. AWI received $32.2 million in asbestos-related insurance recoveries during the first nine months of 2001 compared to $27.7 million during the first nine months of 2000. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI may continue to receive insurance proceeds under the terms of various settlement agreements.

Conclusion
----------
Many uncertainties exist surrounding the financial impact of AWI's involvement with asbestos litigation. These uncertainties include the impact of the Filing and the Chapter 11 process, the number of future claims to be filed, the impact of any potential legislation, the impact of the ADR proceedings on the insurance asset and the financial condition of AWI's insurance carriers. AWI has not revised its previously recorded liability for asbestos-related personal injury claims. In the third quarter of 2001, AWI reduced its previously recorded insurance asset by $16.2 million for cash receipts and by $16.0 million for management's current assessment of probable insurance recoveries. The $16.0 million reduction was recorded as a charge for asbestos liability, net in the accompanying condensed consolidated statement of earnings. AWI will continue to review its asbestos-related liability periodically, although it is likely that no changes will be made to the liability until later in the Chapter 11 Case as significant developments arise. It is reasonably possible that AWI's total exposure to asbestos-related personal injury claims may be significantly different than the recorded liability. Any adjustment to the estimated liability or insurance asset could be material to the financial statements.

Consolidated Results
--------------------
The following discussions of consolidated results are on a continuing operations basis.

Third-quarter 2001 net sales of $804.7 million were 6.9% lower than in the third quarter of 2000. Excluding the effects of unfavorable foreign exchange rates and the impact of the third-quarter 2000 IPG divestiture, net sales decreased 5.7%. Floor coverings sales decreased 13.1% due mainly to lower sales volume in the Americas and the IPG divestiture. Building products sales decreased 4.8% due to lower sales volume in the U.S. commercial market. Wood products sales decreased 2.7% due to lower flooring sales, partially offset by higher cabinet sales. Textiles and sports flooring sales increased 4.6% primarily from improved service levels of sports flooring products.

Third-quarter 2001 earnings from continuing operations were $14.3 million or $0.35 per share, compared to $72.0 million or $1.77 per share in the third quarter of 2000. An $8.4 million pre-tax charge was recorded in the third quarter of 2001 related to an impairment evaluation of fixed assets of the Textiles and Sports Flooring business. Additionally, a $16.0 million non-cash pre-tax charge was recorded in the third quarter of 2001 related to management's current assessment of probable asbestos-related insurance asset recoveries.

Economic conditions continued to weaken in the third quarter, particularly in September, resulting in pricing pressure and lower sales volume. Armstrong anticipates economic conditons will continue to pressure pricing and sales volume in the fourth quarter of 2001.

The third-quarter 2000 results included a pre-tax gain of $59.9 million from the sale of IPG, which was part of the floor coverings segment.

The third quarter of 2000 included a pre-tax reorganization charge of $17.0 million, of which $8.6 million related to severance and enhanced retirement benefits for more than 180 positions within the European Flooring business. Reorganization actions included staff reductions due to the elimination of administrative positions, the consolidation and closing of sales offices in Europe and the closure of the Team Valley, England commercial tile plant. The remaining portion of the reorganization charge primarily related to remaining payments on a noncancelable operating lease for an office facility in the U.S. In addition, $1.3 million of the remaining accrual for the 1998 reorganization charge was reversed, comprising certain severance accruals that were no longer necessary as certain individuals remained employed by Armstrong.

Armstrong also recorded a $12.2 million charge to cost of goods sold in the third quarter of 2000 for write-downs of inventory and production-line assets that were not categorized as reorganization costs related to the European reorganization efforts. The inventory write-downs were related to changes in product offerings while the write-downs of production-line assets primarily related to changes in production facilities and product offerings.

In addition, Armstrong recorded $11.2 million within Selling General and Administrative ("SG&A") expense for CEO and management transition costs during the third quarter of 2000. The components of this amount included hiring a new CEO, expenses related to the departure of the prior CEO, covenant agreements related to non-compete arrangements and other management transition costs.

Armstrong also recorded $2.3 million in the third quarter of 2000 within SG&A expense for fixed asset impairments related to the decision to vacate office space in the U.S.

Excluding these items discussed above, earnings from continuing operations for the third quarter of 2000 would have been $54.5 million, or $1.34 per diluted share.

The cost of goods sold in the third quarter of 2001 was 75.3% of net sales compared to 73.2% of net sales in the third quarter of 2000. This increase was driven primarily by the impairment charge and inventory write-down in the textiles and sports flooring segment and lower sales in most businesses.

Third-quarter 2001 SG&A expenses were 18.6% of net sales compared to 17.0% of net sales in last year's third quarter. The percentage increase is primarily due to lower sales volume coupled with higher promotional and selling expenses in floor coverings and wood products.

Interest expense of $3.3 million was $22.7 million lower than the amount recorded in the third quarter of 2000. In accordance with SOP 90-7, Armstrong did not record $21.6 million of contractual interest expense on prepetition debt in the third quarter of 2001.

Other expense, net of $1.3 million in the third quarter of 2001 compared to other income, net of $61.6 million in the third quarter of 2000. The third-quarter 2001 amount includes a $2.0 million impairment charge of a note receivable related to a previous divestiture. The third-quarter 2000 amount includes a pre-tax gain of $59.9 million from the sale of the IPG business.

The effective tax rate from continuing operations was 41.9% and 30.6% for the third quarter of 2001 and 2000, respectively. Excluding the impact of the gain on sale of IPG, the reorganization charge and other related expenses in 2000, the 2000 third quarter effective tax rate was 36.1%. The increase was due to the impact of lower profit on permanent differences between book and tax.

Net sales for the first nine months of 2001 were $2,398.9 million or 5.1% lower than net sales of $2,527.8 million during the first nine months of 2000. Excluding the unfavorable effects of foreign exchange rates and the impact of the IPG divestiture and the second-quarter 2000 Gema acquisition, net sales decreased 3.9%.

Interest expense of $10.2 million was $69.6 million lower than the amount recorded in the first nine months of 2000. In accordance with SOP 90-7, Armstrong did not record $64.5 million of contractual interest expense on prepetition debt in the first half of 2001.

Net earnings from continuing operations of $74.0 million or $1.81 per share in the first nine months of 2001 compared to a net loss from continuing operations of $3.2 million or $0.08 per share in the first nine months of 2000. Excluding the third quarter 2000 items described above (gain on the sale of IPG, costs associated with the reorganization of the European flooring business and CEO and management transition costs), the second quarter 2000 asbestos charge and a second quarter demutualization gain, earnings from continuing operations for the first nine months of 2000 would have been $129.3 million, or $3.20 per diluted share.

The effective tax rate from continuing businesses was 39.0% and 20.0% for the first nine months of 2001 and 2000, respectively. Excluding the impact of the gain on sale of IPG, the reorganization charge and other related expenses in 2000, the 2000 effective tax rate was 37.8%.

Effective November 1, 2000, an amendment to the Retirement Income Plan (RIP), a qualified US defined benefit plan, established an additional benefit known as the ESOP Pension Account to partially compensate active employee and retiree ESOP shareholders for the decline in the market value of AHI's stock. The effect of this amendment had no material impact to the financial position or results of operations in 2000, but increased the benefit obligation by $79.6 million in 2001 and decreased the 2001 pension credit by $8.7 million during the first nine months compared to the first half of 2000.

Industry Segment Results
------------------------
The following discussion of industry segment results compares the third quarter of 2001 with the third quarter of 2000.

Floor coverings net sales were $303.3 million and $349.1 million in 2001 and 2000, respectively. Net sales in the Americas decreased 14.0% from prior year as a result of lower volume of laminate and commercial tile and the IPG divestiture. Excluding the unfavorable effects of foreign exchange rates, net sales in Europe were 5.4% below last year as a result of weaker sales of cushion vinyl and linoleum products. Pacific area sales decreased $1.6 million versus 2000. Operating income of $29.1 million in 2001 compared to $35.2 million in 2000. Excluding expenses associated with reorganizing the European business and other management changes, operating income was $56.7 million in 2000. The operating income reduction was driven primarily by lower sales volume and higher selling and promotional expenses, partially offset by lower raw material and production costs.

Building products net sales of $215.1 million in 2001 decreased from $225.9 million in 2000. Sales in the Americas decreased 5.3% versus 2000 due to lower sales in the commercial construction market. Excluding the impact of unfavorable foreign exchange rates, sales in Europe were flat versus 2000. Pacific area sales decreased $1.8 million versus 2000. Operating income decreased $4.3 million to $31.1 million in 2001 primarily due to lower sales volume.

Wood products net sales of $214.2 million in 2001 compared to net sales of $220.2 million in 2000. Wood flooring sales decreased 5.4% versus 2000, driven primarily by lower sales to independent wholesalers offset by higher sales to the home center market. Cabinet sales increased 8.8% versus 2000 as unit volume increased to independent distributors. A third quarter operating loss of $1.8 million in 2001 compared to operating income of $18.5 million in 2000. The decrease was primarily driven by lower sales volume in wood flooring, competitive pricing pressure and higher selling and promotional expenses.

Textiles and sports flooring net sales of $72.1 million in the third quarter of 2001 were 4.6% higher than last year primarily from improved service levels of sports flooring products. An operating loss of $7.2 million in the third quarter of 2001 was incurred compared to an operating loss of $2.6 million in 2000. The 2001 operating loss was due to an $8.4 million fixed asset impairment charge and a $2.1 million inventory write-down.

Unallocated corporate expense of $2.5 million in 2001 compared to $18.7 million of expense in 2000. The 2000 expense includes $19.7 million in expenses related to the CEO transition and other management changes and the decision to vacate an office facility in the U.S.

Recent Accounting Pronouncements
--------------------------------
In the third quarter of 2001, the Emerging Issues Task Force ("EITF") released EITF Issue No. 00-025, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." This pronouncement requires consideration paid to a reseller or retailer to be shown as a reduction of revenue unless the vendor receives an identifiable separate benefit and that benefit's fair value can be reasonably estimated. This pronouncement will be effective January 1, 2002. AHI is evaluating the effects of implementation, if any, on its financial statements.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001 as well as all purchase method business combinations completed after September 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. AHI will be required to test goodwill and intangible assets for impairment in accordance with the provisions of Statement 142 within the first quarter of 2002. Impairment losses, if any, will be measured as of January 1, 2002 and recognized as the cumulative effect of a change in accounting principle in the first quarter of 2002. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." AHI is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002.

As of January 1, 2002, AHI expects to have unamortized goodwill of approximately $820 million and unamortized identifiable intangible assets in the amount of $86 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $23.9 million and $17.1 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on AHI's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." The statement establishes standards for accounting for an obligation associated with the retirement of a long-lived asset. The standard is effective for fiscal years beginning after June 15, 2002. Adoption of this statement is not expected to have a material impact on the consolidated results of operations or financial condition.

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which provides guidance on the accounting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Armstrong is currently analyzing the impact of this statement.


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

As of September 30, 2000, AWI's estimate of its asbestos-related liability that was probable and estimable through 2006 ranged from $758.8 million to $1,363.3 million. AWI concluded that no amount within that range was more likely than any other and, therefore, reflected $758.8 million as a liability in the condensed consolidated financial statements in accordance with generally accepted accounting principles. Due to the increased uncertainty created as a result of the Filing, no change has been made to the previously recorded liability except to record payments of $68.2 million against that accrual in October and November 2000. The asbestos-related liability balance recorded at September 30, 2001 and December 31, 2000 is $690.6 million, which is recorded in liabilities subject to compromise. It is reasonably possible, however, that the actual liability could be significantly higher than the recorded liability. As the Chapter 11 Case proceeds, there should be more clarity as to the extent of the liability.

Collateral Requirements
------------------------
During 2000, AWI had secured a bond for $56.2 million to meet minimum collateral requirements established by the Center with respect to asbestos claims asserted against AWI. On October 27, 2000, the insurance company that underwrote the surety bond informed AWI and the Center of its intention not to renew the surety bond effective February 28, 2001. On February 6, 2001, the Center advised the surety of the Center's demand for payment of the face value of the bond. The surety filed a motion with the Court seeking to restrain the Center from drawing on the bond. The motion was not granted. On March 28, 2001, the surety filed an amended complaint in the Court seeking similar relief. The Center has filed a motion to dismiss the amended complaint. The Court has not yet ruled on the Center's motion or the complaint. In addition, on April 27, 2001, AWI filed a complaint and a motion with the Court seeking an order, among other things, enjoining the Center from drawing on the bond or, in the event the Center is permitted to draw on the bond, requiring that the proceeds of any such draw be deposited into a Court-approved account subject to further order of the Court. The Court has not yet ruled on these matters.

Property Damage Litigation
--------------------------
Over the years, AWI was one of many defendants in asbestos-related property damage claims that were filed by public and private building owners, with six claims pending as of June 30, 2001. The claims that were resolved resulted in aggregate payments of less than $10 million and were entirely covered by insurance. The pending cases present allegations of damage to the plaintiffs' buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures for removal and replacement of such products. In the second quarter of 2000, AWI was served with a lawsuit seeking class certification of Texas residents who own property with asbestos-containing products. This case includes allegations that AWI asbestos-containing products caused damage to buildings and generally seeks compensatory damages and equitable relief, including testing, reimbursement for removal and diminution of property value. AWI vigorously denies the validity of the allegations against it in these actions and, in any event, believes that any costs will be covered by insurance. Continued prosecution of these actions and the commencement of any new asbestos property damage actions are stayed due to the Filing. Consistent with prior periods and due to increased uncertainty, AWI has not recorded any liability related to these claims as of September 30, 2001. See Note 2 for further discussion of the property damage claims received by the general claims bar date of the Chapter 11 Case. A separate creditors' committee representing the interests of property damage asbestos claimants has been appointed in the Chapter 11 Case.

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

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the first quarter of 2001, a new trial judge was selected for the ADR. Initial motions were heard in June 2001. It is uncertain at this time if the new proceedings will have any impact on the preliminary decisions of the initial phases of the ADR. Additionally, one of the insurance carriers, Reliance Insurance Company, was placed under an order of rehabilitation by a state insurance department during May 2001 and an order of liquidation during October 2001.

Insurance Asset
---------------
An insurance asset in respect of asbestos personal injury claims in the amount of $214.1 million is recorded as of September 30, 2001 compared to $268.3 million as of December 31, 2000. The reduction is due to cash receipts during the second and third quarters of 2001 and management's current assessment of probable insurance recoveries, which included the order of liquidation for Reliance Insurance Company. Of the total recorded asset at September 30, 2001, approximately $48.4 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI's belief in the availability of insurance in this amount, based upon AWI's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process that is in the trial phase of binding arbitration. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (a former AWI subsidiary that was sold in August 1969) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $83 million of the $214.1 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the liability and could decrease if the final amount of the liability decreases. Of the $214.1 million asset, $22.0 million has been recorded as a current asset as of September 30, 2001 reflecting management's estimate of the minimum insurance payments to be received in the next 12 months.

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

Cash Flow Impact
----------------
As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related claims in the first nine months of 2001. In the first nine months of 2000, AWI paid $158.7 million for asbestos-related claims. AWI received $32.2 million in asbestos-related insurance recoveries during the first nine months of 2001 compared to $27.7 million during the first nine months of 2000. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI may continue to receive insurance proceeds under the terms of various settlement agreements.

Conclusion
----------
Many uncertainties exist surrounding the financial impact of AWI's involvement with asbestos litigation. These uncertainties include the impact of the Filing and the Chapter 11 process, the number of future claims to be filed, the impact of any potential legislation, the impact of the ADR proceedings on the insurance asset and the financial condition of AWI's insurance carriers. AWI has not revised its previously recorded liability for asbestos-related personal injury claims. In the third quarter of 2001, AWI reduced its previously recorded insurance asset by $16.2 million for cash receipts and by $16.0 million for management's current assessment of probable insurance recoveries. The $16.0 million reduction was recorded as a charge for asbestos liability, net in the accompanying condensed consolidated statement of earnings. AWI will continue to review its asbestos-related liability periodically, although it is likely that no changes will be made to the liability until later in the Chapter 11 Case as significant developments arise. It is reasonably possible that AWI's total exposure to asbestos-related personal injury claims may be significantly different than the recorded liability. Any adjustment to the estimated liability or insurance asset could be material to the financial statements.

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

Liabilities of $15.5 million were recorded at September 30, 2001 for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the amount of the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each individual site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 filing, $6.4 million of the September 30, 2001 environmental liabilities are classified as prepetition liabilities subject to compromise. The estimated liabilities do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the condensed consolidated financial statements and are either available through settlement or probable of recovery through negotiation or litigation.

Actual costs to be incurred at identified sites in the future may vary from estimates, given the inherent uncertainties in evaluating environmental liabilities. Subject to the imprecision in estimating environmental remediation costs, Armstrong believes that any sum it may have to pay in connection with environmental matters in excess of the amounts noted above would not have a material adverse effect on its financial condition, or liquidity, although the recording of future costs may be material to earnings in such future periods.

Item 6. -  Exhibits and Reports on Form 8-K
------     --------------------------------

    (a) The following exhibits are filed as a part of the Quarterly Report on Form 10-Q:

    Exhibits
    --------

    No. 15   Letter re Unaudited Interim Financial Information


    (b)    No reports on Form 8-K were filed during the third quarter of 2001.

                                  Signatures
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Armstrong Holdings, Inc.
                              Armstrong World Industries, Inc.


                         By:  /s/  Leonard A. Campanaro
                              -------------------------------
                              Leonard A. Campanaro, Senior Vice President,
                              Chief Financial Officer


                         By:  /s/  John N. Rigas
                              -------------------------------
                              John N. Rigas, Senior Vice President,
                              Secretary and General Counsel


                         By:  /s/ William C. Rodruan
                              -------------------------------
                              William C. Rodruan, Vice President and
                              Controller (Principal Accounting Officer)


Date:  November 9, 2001

                                 Exhibit Index
                                 -------------

Exhibit No.
-----------

No. 15         Letter re: Unaudited Interim Financial Information