Form 10-K
period 2001-12-31
ARMSTRONG WORLD INDUSTRIES INC; ARMSTRONG HOLDINGS INC /PA/
filed 2002-03-08
CIK 7431, 1109304

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                        ARMSTRONG WORLD INDUSTRIES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                     1-2116              23-0366390
--------------------------------------------------------------------------------
(State or other jurisdiction of        Commission file      (I.R.S. Employer
incorporation or organization)             number          Identification No.)

P. O. Box 3001, Lancaster, Pennsylvania                          17604
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code        (717) 397-0611
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                            Name of each exchange on which registered
   -------------------                            -----------------------------------------
9-3/4% Debentures Due 2008                        New York Stock Exchange, Inc.
7.45% Senior Quarterly Interest Bonds Due 2038

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

[_]

The aggregate market value of the Common Stock of Armstrong Holdings, Inc. held by non-affiliates based on the closing price ($3.40 per share) on the New York Stock Exchange (trading symbol ACK) on February 15, 2002, was approximately $117.2 million. As of February 15, 2002, the number of shares outstanding of registrant's Common Stock was 40,702,072. This amount includes the 1,911,533 shares of Common Stock as of December 31, 2001, held by JPMorgan Chase Bank, as Trustee for the employee stock ownership accounts of the Company's Retirement Savings and Stock Ownership Plan.

Documents Incorporated by Reference
-----------------------------------

None

                                TABLE OF CONTENTS
                                -----------------

           SECTION                                                                                        PAGES
           -------                                                                                        -----
           Cautionary Factors ......................................................................      4 - 5


           PART I
           ------

Item 1.    Business ................................................................................     6 - 13

Item 2.    Properties ..............................................................................         14

Item 3.    Legal Proceedings .......................................................................    14 - 17

Item 4.    Submission of Matters to a Vote of Security Holders .....................................         18


           PART II
           -------

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters ...............         19

Item 6.    Selected Financial Data .................................................................         20

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations ...    21 - 38

Item 7a.   Quantitative and Qualitative Disclosure about Market Risk ...............................    39 - 40

Item 8.    Financial Statements and Supplementary Data
                  Index to Financial Statements and Schedules ......................................         41
                  Quarterly Financial Information ..................................................    42 - 43
                  Armstrong Holdings, Inc. and Subsidiaries ........................................    44 - 81
                  Armstrong World Industries, Inc. and Subsidiaries ................................   82 - 118

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ....        119


           PART III
           --------

Item 10.   Directors and Executive Officers ........................................................  120 - 123

Item 11.   Executive Compensation ..................................................................  124 - 130

Item 12.   Security Ownership of Certain Beneficial Owners and Management ..........................  130 - 131

Item 13.   Certain Relationships and Related Transactions ..........................................        131


           PART IV
           -------

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K .........................  132 - 139

Cautionary Factors That May Affect Future Results
-------------------------------------------------
(Cautionary Statements Under the Private Securities Litigation Reform Act of
1995)

The disclosures and analysis in this report contain some forward-looking statements. This discussion about those statements is provided in accordance with the Private Securities Litigation Reform Act of 1995.

Forward-looking statements give current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with discussions of future operating or financial performance. In particular, these include statements relating to future actions, prospective products, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results. From time to time, we may also provide oral or written forward-looking statements in other materials released to the public.

Any or all of the forward-looking statements in this report and in any other public statements made may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. However, you should consult any further disclosures we make on related subjects in 10-Q, 8-K, 10-K or other reports filed with the SEC. Also note the following cautionary discussion of risks and uncertainties relevant to our businesses. These are some of the factors that could potentially cause actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect our businesses.

..    Factors relating to Armstrong World Industries, Inc.'s ("AWI") Chapter 11
     Filing, such as: the possible disruption of relationships with creditors, customers, suppliers and employees; the ultimate size of AWI's asbestos-related and other liabilities; the ability to confirm and implement a plan of reorganization; the availability of financing and refinancing for both AWI and its subsidiaries that are not parties to its Chapter 11 Filing; and AWI's ability to comply with covenants in its debtor-in-possesion credit facility (the "DIP Facility").

..    Claims of undetermined merit and amount have been asserted against us for various legal, environmental and tax matters, including AWI's asbestos related litigation. For more information on these matters, see the discussion of Legal Proceedings in Item 3 in this report.

..    Balancing investment to create future growth in the constraints of a price-competitive market is a challenge.

..    Revenues and earnings can be affected by the level of success of new product introductions.

..    Much of our revenues and earnings are exposed to changes in foreign currency exchange rates. Where practical, we try to reduce these effects by matching local currency revenues with costs and local currency assets with liabilities. We also manage foreign exchange risk with foreign currency forward contracts and with purchased foreign currency options.

..    Notwithstanding our efforts to foresee and plan for the effects of changes in fiscal circumstances, we cannot predict with certainty all changes in currency and interest rates, inflation or other related factors affecting our businesses. For example, an economic downturn may lead our customers to delay or cancel construction plans. For more information on these matters, see the discussion of Market Risk in Item 7A of this report.

..    International operations could be affected by changes in intellectual property legal protections and remedies, trade regulations, and procedures and actions affecting production, pricing and marketing of products, as well as by unstable governments and legal systems, intergovernmental disputes and possible nationalization.

..    Business combinations among our competitors or suppliers could affect our competitive position in the hard surface floor covering, textile and sports flooring, wood flooring, ceiling system and wood cabinet businesses. Similarly, combinations or alliances among our major customers could increase their purchasing power in dealing with us. And, of course, if we should enter into one or more business combinations, our business, finances and capital structure could be affected.

..    Growth in costs and expenses, raw material price increases (for example increases in wood prices or in petroleum-based raw materials such as plasticizers or PVCs), energy cost increases, changes in distribution and product mix, and the impact of divestitures, restructuring and other unusual items that could result from evolving business strategies and organizational restructuring could affect future results.

..    Revenues and earnings could be affected by various worldwide economic and political factors, including improved efficiencies in the European flooring market, variations in residential and commercial building rates, and economic growth rates in various areas of the world in which we do business. These factors could affect the end-use markets for our products in various parts of the world.

..    Revenues and earnings could be affected by the extent to which we successfully achieve integration of and synergies from acquisitions.

..    Availability of raw materials, energy, water and sourced products due to changes in business and legal conditions that impact our suppliers, including environmental conditions, laws and regulations, litigation involving our suppliers and/or business decisions made by our suppliers could affect future results.

..    Revenues and earnings could be affected by business decisions and business conditions that impact our major customers and distribution network.

                                     PART I
                                     ------

ITEM 1.  BUSINESS
-----------------
Armstrong World Industries, Inc. ("AWI") is a Pennsylvania corporation incorporated in 1891, which together with its subsidiaries is referred to here as "Armstrong". Through its U.S. operations and U.S. and international subsidiaries, Armstrong designs, manufactures and sells flooring products (resilient, wood, carpeting and sports flooring), as well as ceiling systems, around the world. Armstrong products are sold primarily for use in the finishing, refurbishing and repair of residential, commercial and institutional buildings. Armstrong also designs, manufactures and sells kitchen and bathroom cabinets.

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

AWI is operating its business and managing its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. Pursuant to the provisions of the Bankruptcy Code, AWI is not permitted to pay any claims or obligations which arose prior to the Filing date (prepetition claims) unless specifically authorized by the Court. Similarly, claimants may not enforce any claims against AWI that arose prior to the date of the Filing unless specifically authorized by the Court. In addition, as a debtor-in-possession, AWI has the right, subject to the Court's approval, to assume or reject any executory contracts and unexpired leases in existence at the date of the Filing. Parties having claims as a result of any such rejection may file claims with the Court, which will be dealt with as part of the Chapter 11 Case.

Three creditors' committees, one representing asbestos personal injury claimants, one representing asbestos property damage claimants, and the other representing other unsecured creditors, have been appointed in the Chapter 11 Case. In accordance with the provisions of the Bankruptcy Code, they have the right to be heard on matters that come before the Court in the Chapter 11 Case.

During the fourth quarter of 2001, U.S. Third Circuit Court of Appeals assigned U.S. District Judge Alfred M. Wolin of New Jersey to preside over the Chapter 11 Case in the District of Delaware. Judge Wolin also presides over four other asbestos-related Chapter 11 cases pending in the District of Delaware. Judge Wolin retained issues relating to asbestos personal injury claims and referred other asbestos-related issues and bankruptcy-related matters to U.S. Bankruptcy Judge Randall J. Newsome.

AWI intends to address all prepetition claims, including all asbestos-related claims, in a plan of reorganization in its Chapter 11 Case. At this time, it is impossible to predict how such a plan will treat such claims and how a plan will impact the value of shares of common stock of AHI. Under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full or unless creditors accept a reorganization plan which permits holders of equity interests to participate. The formulation and implementation of a plan of reorganization in the Chapter 11 Case could take a significant period of time. Currently, AWI has the exclusive right to file a plan of reorganization until October 4, 2002, and this date may be further extended by the Court.

AWI believes that progress is being made in the negotiations with the asbestos personal injury claimants and the unsecured creditors committees with respect to reaching resolution of the principal elements of a reorganization plan. However, it is not possible to predict whether these negotiations will be successful. Therefore, the timing of resolution of the Chapter 11 Case remains highly uncertain.

Bar Date for Filing Claims
--------------------------
The Court established August 31, 2001 as the bar date for all claims against AWI except for certain specified claims. A bar date is the date by which claims against AWI must be filed if the claimants wish to participate in any distribution from the Chapter 11 Case. The Court extended the bar date for claims from the U.S. Internal Revenue Service until March 29, 2002 and for claims from several environmental agencies until the second quarter of 2002. In March 2002, the Court ruled that the time to file claims related to asbestos property damage would not be further extended, but allowed certain alleged holders of asbestos property damage claims to file a class proof of claim against AWI. Upon such filing, the Court will later determine whether the proposed class should be certified. A bar date for asbestos-related personal injury claims has not been set.

Approximately 4,400 proofs of claim totaling approximately $6.0 billion alleging a right to payment from AWI were filed with the Court in response to the August 31, 2001 bar date, which are discussed below. AWI continues to investigate claims to determine their validity. The Court will ultimately determine liability amounts that will be allowed as part of the Chapter 11 process

In its ongoing review of the filed claims, AWI already identified and successfully objected to approximately 900 claims totaling $1.4 billion. These claims were, primarily, duplicate filings, amendments to previously filed claims or claims that are not related to AWI. The Court disallowed these claims with prejudice in January 2002.

In addition to the objected claims described above, approximately 1,000 proofs of claim totaling approximately $1.9 billion were filed with the Court that are associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI's participation in the Center for Claims Resolution ("the Center"). As stated above, the bar date of August 31, 2001 did not apply to asbestos-related personal injury claims. AWI will address all asbestos-related claims in the future within the Chapter 11 process. See further discussion regarding AWI's liability for asbestos-related matters in
Item 3.

Approximately 500 proofs of claim totaling approximately $0.8 billion alleging asbestos-related property damage were filed with the Court. Most of these claims are new to AWI and many were submitted with insufficient documentation to assess their validity. AWI has petitioned the Court to disallow approximately 50 claims totaling approximately $0.5 billion. AWI expects to continue vigorously defending any asserted asbestos-related property damage claims in the Court. AWI believes that it has a significant amount of existing insurance coverage available for asbestos-related property damage liability, with the amount ultimately available dependent upon, among other things, the profile of the claims that may be allowed by the Court. AWI's history of property damage litigation prior to the Chapter 11 filing is described in Item 3.

Approximately 2,000 claims totaling approximately $1.9 billion alleging a right to payment for financing, environmental, trade debt and other claims were filed with the Court. AWI has identified approximately 200 of these claims totaling approximately $20 million that it believes should be disallowed by the Court. For these categories of claims, AWI has previously recorded approximately $1.6 billion in liabilities. AWI continues to investigate the claims to determine their validity.

AWI continues to evaluate claims. AWI has recorded liability amounts for those claims that can be reasonably estimated and for which it believes are probable of being allowed by the Court. At this time, it is impossible to reasonably estimate the value of all the claims that will ultimately be allowed by the Court. However, it is likely the value of the claims ultimately allowed by the Court will be in excess of amounts presently recorded by AWI and will be material to AWI's financial position and the results of its operations. However, AWI is not able to determine a range of possible liability with any reasonable degree of accuracy, due to the uncertainties of the Chapter 11 process, the in-progress state of AWI's investigation of submitted claims and the lack of documentation submitted in support of many claims.

Financing
---------
As of December 31, 2001, AWI had no outstanding debt borrowings under its $200 million debtor-in-possession credit facility (the "DIP Facility") and AWI had $193.8 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. As of December 31, 2001, AWI had approximately $8.4 million in letters of credit which were issued pursuant to the DIP Facility. Borrowings are limited to an adjusted amount of receivables, inventories and PP&E. AWI believes that the DIP Facility, together with cash generated from operations, will be more than adequate to address its liquidity needs. Borrowings under the DIP Facility, if any, and obligations to reimburse draws upon the letters of credit constitute superpriority administrative expense claims in the Chapter 11 Case. The DIP Facility is scheduled to expire on December 6, 2002.

Accounting Impact
-----------------
AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. See
Note 4 in the Consolidated Financial Statements for detail of the liabilities subject to compromise at December 31, 2001 and 2000. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI's prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI's estimated liability for personal injury asbestos claims is also recorded in liabilities subject to compromise. See Item 3 for further discussion of AWI's asbestos liability.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities in the fourth quarter and full year of 2001:

                                                                  Three Months Ended       Year Ended
(millions)                                                        December 31, 2001    December 31, 2001
----------                                                       -------------------- -------------------
Professional fees                                                       $   7.3              $  24.5
Interest income, post petition                                             (1.1)                (5.1)
Reductions to prepetition liabilities                                         -                 (2.0)
Termination of prepetition lease obligation                                   -                 (5.9)
Other (income) expense directly related to bankruptcy, net                  0.1                  1.0
                                                                        -------              -------
Total Chapter 11 reorganization costs, net                              $   6.3              $  12.5
                                                                        =======              =======

Professional fees represent legal and financial advisory fees and expenses directly related to the Filing.

Interest income in the above table is from short-term investments of cash earned by AWI subsequent to the Filing.

Reductions to prepetition liabilities represent the difference between the prepetition invoiced amount and the actual cash payment made to certain vendors due to negotiated settlements. These payments of prepetition obligations were made pursuant to authority granted by the Court.

Termination of prepetition lease obligation represents the reversal of an accrual for future lease payments for office space in the U.S. that AWI will not pay due to the rejection of the lease contract in the Chapter 11 Case. This amount was previously accrued in the third quarter of 2000 as part of a restructuring charge when the decision to vacate the premises was made.

As a result of the Filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession, AWI may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements.

Discontinued Operations
-----------------------
In February 2001, AHI determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001 entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. Based on these events, the segment was classified as a discontinued operation starting with the fourth quarter of 2000. On June 12, 2001, negotiations with this investor were terminated. During the third quarter of 2001, AHI terminated its plans to permanently exit this segment. This decision was based on the difficulty encountered in selling the business and a new review of the business, industry and overall economy conducted by new senior management. Accordingly, this segment is no longer classified as a discontinued operation and amounts have been reclassified into operations as required by Emerging Issues Task Force ("EITF") Issue No. 90-16 - "Accounting for Discontinued Operations Subsequently Retained". All previous periods have been reclassified to conform to the current presentation.

On May 31, 2000, Armstrong completed its sale of all of the entities, assets and certain liabilities comprising its Insulation Products segment to Orion Einundvierzigste Beteiligungsgesellschaft Mbh, a subsidiary of the Dutch investment firm Gilde Investment Management N.V. for $264 million. The transaction resulted in an after tax gain of $114.8 million, or $2.86 per share in 2000.

See Note 6 in the Consolidated Financial Statements for further discussion of discontinued operations.

Industry Segments
-----------------

Financial Information about Industry Segments
---------------------------------------------
See Note 3 in the Consolidated Financial Statements for financial information on Armstrong's reportable industry segments.

Narrative Description of Business
---------------------------------
Armstrong conducts its business through the following business segments:

Resilient Flooring
------------------
Armstrong is a worldwide manufacturer of a broad range of resilient floor coverings for homes and commercial and institutional buildings, which are sold with adhesives, installation and maintenance materials and accessories. Resilient flooring, in both sheet and tile forms, together with laminate flooring and linoleum, are sold in a wide variety of types, designs, and colors. Included are types of flooring that offer such features as ease of installation, reduced maintenance (no-wax), and cushioning for greater underfoot comfort. Resilient flooring products are sold to commercial, residential and institutional customers through wholesalers, retailers (including large home centers and buying groups), contractors, and to the hotel/motel and manufactured homes industries.

Building Products
-----------------
The Building Products segment includes commercial and residential ceiling systems. Commercial suspended ceiling systems, designed for use in shopping centers, offices, schools, hospitals, and other commercial and institutional settings, are available in numerous colors, performance characteristics and designs and offer characteristics such as acoustical control, accessibility to the plenum (the area above the ceiling), rated fire protection, and aesthetic appeal. Armstrong sells commercial ceiling materials and accessories to ceiling systems contractors and to resale distributors. Ceiling materials for the home provide noise reduction and incorporate features intended to permit ease of installation. These residential ceiling products are sold through wholesalers and retailers (including large home centers). Framework (grid) products for Armstrong suspension ceiling systems products are manufactured through a joint venture with Worthington Industries and are sold by both Armstrong and the joint venture.

Wood Flooring
-------------
The Wood Flooring segment manufactures and distributes wood and other flooring products. The Wood Flooring segment also distributes laminate flooring products. These products are used primarily in residential new construction and remodeling, with some commercial applications such as stores and restaurants. Wood Flooring sales are generally made through independent wholesale flooring distributors and retailers (including large home centers and buying groups) under the brand names Bruce, Hartco and Robbins.

Cabinets
--------
The Cabinets segment manufactures kitchen and bathroom cabinetry and related products, which are used primarily in residential new construction and remodeling. Cabinets are sold through both independent and Armstrong-owned distributors under the brand names Bruce and IXL.

Textiles & Sports Flooring
--------------------------
The Textiles and Sports Flooring business segment manufactures carpeting and sports flooring products that are mainly sold in Europe. The carpeting products consist principally of carpet tiles and broadloom used in commercial applications as well as the leisure and travel industry. The sports flooring products include artificial turf surfaces and indoor gymnasium floors. Both product groups are sold through wholesalers, retailers and contractors.

Major Customers
---------------
Armstrong businesses principally sell products through building products distributors, who re-sell our products to retailers, builders, contractors, installers and others. Armstrong also sells a significant portion of our products to home center chains and industry buying groups. For example, in 2001, Armstrong sales to The Home Depot, Inc. totaled approximately $340.8 million compared to approximately $373.2 million and $344.8 million in 2000 and 1999, respectively. No other customer accounted for more than 10% of Armstrong's revenue.

Raw Materials
-------------
Raw materials essential to Armstrong businesses are purchased worldwide in the ordinary course of business from numerous suppliers. The principal raw materials used in each business include:

Business                      Principal Raw Materials
--------------------------    --------------------------------------------------

Resilient Flooring            Synthetic resins, plasticizers, PVC, latex,
                              linseed oil, limestone, films, pigments and inks

Building Products             Mineral fibers and fillers, clays, starches,
                              newspaper, and perlite, as well as steel used in the production of metal ceilings and manufacturing of ceiling grids

Wood Flooring                 Lumber, veneer, acrylics, and plywood

Cabinets Lumber, veneer, plywood, particleboard and fiberboard

Textiles and Sports           Yarn, latex, bitumen and wool
Flooring

Armstrong also purchases significant amounts of packaging materials for all products and uses substantial amounts of energy such as electricity and natural gas and water in our manufacturing operations. In general, adequate supplies of raw materials were available to all of Armstrong's businesses. Armstrong cannot guarantee that a significant shortage of one raw material or another will not occur, however.

Customers' orders for Armstrong products are typically for immediate shipment. Thus, in each business group, Armstrong keeps sufficient inventory on hand to satisfy orders, or manufactures product to meet delivery dates specified in orders. As a result, there historically has been no material backlog in any industry segment.

Patent and Intellectual Property Rights
---------------------------------------
Patent protection is important to Armstrong's business in the United States and other markets. Armstrong's competitive position has been enhanced by U.S. and foreign patents on products and processes developed or perfected within Armstrong or obtained through acquisition or license. In addition, Armstrong also benefits from our trade secrets for certain products and processes.

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

Armstrong products are sold around the world under numerous brand-name trademarks that are considered in the aggregate to be of material importance. Certain of Armstrong trademarks, including without limitation, house marks Armstrong, Bruce, Hartco, Robbins, and DLW, and product line marks Ceramaguard, Cirrus, Corlon, Cortega, Designer Solarian, Excelon, Fundamentals, i-Ceilings, Medintech, Minatone, Natural Inspirations, Second Look, Swiftlock, ToughGuard, Traffic Zone, Travertone and Ultima are important to Armstrong's business because of their significant brand name recognition. Trademark protection continues in some countries as long as the mark is used, in other countries, as long as it is registered. Registrations are generally for fixed, but renewable, terms.

Competition
-----------
There is strong competition in all of the industry segments in which Armstrong does business. Competition in each industry segment and each geographic area where Armstrong does business includes numerous companies. Principal methods of competition include price, product performance and service. In addition, product styling is a significant component of competition. Increasing competition in the U.S. from worldwide producers is apparent in Armstrong's businesses. Over recent years, there has continued to be excess production capacity in many geographic markets, which tends to increase price competition.

Research & Development
----------------------
Research and development ("R&D") activities are important and necessary in helping Armstrong improve its products. Principal research and development functions include the development and improvement of products and manufacturing processes.

Armstrong spent $56.3 million in 2001, $60.3 million in 2000 and $48.9 million in 1999 on research and development activities worldwide.

Environmental Matters
---------------------
Most of Armstrong's manufacturing and certain of Armstrong's research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. Armstrong has made, and intends to continue to make, necessary expenditures for compliance with applicable environmental requirements at its operating facilities. Armstrong incurred capital expenditures of approximately $8.4 million in 2001, $6.2 million in 2000 and $5.5 million in 1999 associated with environmental compliance and control facilities. Armstrong anticipates that annual expenditures for those purposes will not change materially from recent experience. Armstrong does not anticipate that it will incur significant capital expenditures in order to meet the requirements of the Clean Air Act of 1990 and the final implementing regulations promulgated by various state agencies. However, applicable requirements under the Clean Air Act and other federal and state environmental laws continue to change. Until all new regulatory requirements are known, Armstrong cannot predict with certainty future capital expenditures associated with compliance with environmental requirements.

As with many industrial companies, Armstrong is currently involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"), and similar state laws at approximately 22 sites. In most cases, Armstrong is one of many potentially responsible parties ("PRPs") which have potential liability for the required investigation and remediation of each site, and which in some cases, have agreed to jointly fund that required investigation and remediation. With regard to some sites, however, Armstrong disputes the liability, the proposed remedy or the proposed cost allocation among the PRPs. Armstrong may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies. Armstrong has also been remediating environmental contamination resulting from past industrial activity at certain of its former plant sites. AWI's payments and remediation work on such sites for which AWI is the potentially responsible party is under review in light of the Chapter 11 Filing. The bar date for claims from several environmental agencies has been extended into the second quarter of 2002.

Estimates of Armstrong's future environmental liability at any of the Superfund sites or current or former plant sites are based on evaluations of currently available facts regarding each individual site and consider factors such as Armstrong's activities in conjunction with the site, existing technology, presently enacted laws and regulations and prior company experience in remediating contaminated sites. Although current law imposes joint and several liability on all parties at any Superfund site, Armstrong's contribution to the remediation of these sites is expected to be limited by the number of other companies also identified as potentially liable for site costs. As a result, Armstrong's estimated liability reflects only Armstrong's expected share. In determining the probability of contribution, Armstrong considers the solvency of the parties, whether liability is being disputed, the terms of any existing agreements and experience with similar matters. The Chapter 11 Case also may affect the ultimate amount of such contributions.

Liabilities of $16.6 million at December 31, 2001 and $15.4 million at December 31, 2000 were for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $6.4 million of the December 31, 2001 and December 31, 2000 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, such prepetition liabilities that do not preserve company assets are addressed in the Chapter 11 Case.

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

Employees
---------
As of December 31, 2001, we had approximately 16,700 full and part-time employees around the world, of whom approximately 5,100 are located outside of the United States. About 52% of the approximately 8,500 hourly or salaried production and maintenance employees in the United States are represented by labor unions.

Armstrong employee and labor relations remained good in 2001. In the fall of 2001, Armstrong concluded negotiation of a collective bargaining agreement with the International Association of Machinists and Aerospace Workers at its Lancaster, Pennsylvania plant. Throughout 2002, Armstrong will begin individual negotiations of several collective bargaining agreements covering most of its other represented locations.

Geographic Areas
----------------
See Note 3 in the Consolidated Financial Statements for financial information by geographic areas.

Armstrong's non-U.S. operations are subject to local government laws concerning restrictions on and transfers of investments, tariffs, personnel administration, and other matters. In addition, consolidated earnings that originate outside the U.S. are subject to both U.S. and non-U.S. tax laws, to certain exchange and currency controls, and to the effects of currency fluctuations.

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

Armstrong cautions that such materials are prepared according to requirements under Federal Bankruptcy Law. While they accurately provide then-current information required under Bankruptcy Law, they are nonetheless unconsolidated, unaudited, and are prepared in a format different from that used in Armstrong's consolidated financial statements filed under the securities laws. Accordingly, Armstrong believes the substance and format do not allow meaningful comparison with Armstrong's regular publicly disclosed consolidated financial statements. The materials filed with the Court are not prepared for the purpose of providing a basis for an investment decision relating to the stock of AHI or the debt securities of AWI, or for comparison with other financial information filed with the SEC.

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

We produce and market Armstrong products and services throughout the world, owning and operating 50 manufacturing plants in 15 countries. Twenty-nine of these facilities are located throughout the United States. In addition, Armstrong has an interest through joint ventures in 9 additional plants in 5 countries.

                    Number of
Business Segment     Plants     Location of Principal Facilities
----------------   -----------  -----------------------------------------

Resilient Flooring     14       California, Illinois, Oklahoma, Pennsylvania,
                                Canada, Germany, Sweden and the U.K.

Building Products      15       Alabama, Florida, Georgia, Oregon, Pennsylvania,
                                China, France, Germany and the U.K.

Wood Flooring          13       Arkansas, Tennessee, Texas and West Virginia

Cabinets                3       Nebraska, Pennsylvania and Tennessee

Textiles and            5       Belgium, Germany and The Netherlands
Sports Flooring

Sales offices are leased and owned worldwide, and leased facilities are utilized to supplement Armstrong's owned warehousing facilities.

Productive capacity and the extent of utilization of Armstrong facilities are difficult to quantify with certainty because in any one facility, maximum capacity and utilization vary periodically depending upon the product that is being manufactured, and individual facilities manufacture multiple products. Armstrong believes its facilities have sufficient productive capacity to meet its current and anticipated future needs. Armstrong believes that its various facilities are adequate and suitable. Additional incremental investments in plant facilities are made as appropriate to balance capacity with anticipated demand, improve quality and service, and reduce costs.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------
Asbestos-related Litigation
---------------------------
AWI is a defendant in personal injury claims and property damage claims related to asbestos containing products. On December 6, 2000, AWI filed a voluntary petition for relief ("the Filing") under Chapter 11 of the U.S. Bankruptcy Code to use the court supervised reorganization process to achieve a final resolution of its asbestos liability.

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

Asbestos-Related Personal Injury Claims
---------------------------------------
Before filing for relief under the Bankruptcy Code, AWI pursued broad-based settlements of asbestos-related personal injury claims through the Center for Claims Resolution (the "Center"). The Center had reached Strategic Settlement Program ("SSP") agreements with law firms that covered approximately 130,000 claims that named AWI as a defendant. As a result of the Filing, AWI's obligations with respect to payments called for under these settlements will be determined in its Chapter 11 Case.

Due to the Filing, holders of asbestos-related personal injury claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against AWI. In addition, AWI ceased making payments with respect to asbestos-related personal injury claims, including payments pursuant to the outstanding SSP agreements. A separate creditors' committee representing the interests of asbestos personal injury claimants has been appointed in the Chapter 11 Case.

AWI's present and future asbestos liability will be addressed in its Chapter 11 Case rather than through the Center and a multitude of lawsuits in different jurisdictions throughout the U.S. AWI believes that the Chapter 11 process provides it with the opportunity to comprehensively address its asbestos-related personal injury liability in one forum. It is anticipated that all present and future asbestos-related personal injury claims will be resolved in the Chapter 11 Case.

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

AWI believes the range of probable and estimable liability is more uncertain now than previously. There are significant differences in the way the asbestos-related personal injury claims may be addressed under the bankruptcy process when compared to the tort system. Accordingly, AWI currently is unable to ascertain how prior experience with the number of claims and the amounts to settle claims will impact its ultimate liability in the context of its Chapter 11 Case.

As of September 30, 2000, AWI had recorded a liability of $758.8 million for its asbestos-related personal injury liability that it determined was probable and estimable through 2006. Due to the increased uncertainty created as a result of the Filing, no change has been made to the previously recorded liability except to record payments of $68.2 million against that accrual in October and November 2000. The asbestos-related personal injury liability balance recorded at December 31, 2001 and December 31, 2000 is $690.6 million, which is recorded in liabilities subject to compromise. Due to the uncertainties created as a result of the Filing and how the liability may be resolved, it is not possible to reasonably estimate the ultimate liability. It is likely, however, that the actual liability will be significantly higher than the recorded liability. As the Chapter 11 Case proceeds, there should be more clarity as to the extent of the liability.

Collateral Requirements
-----------------------
During 2000, AWI had secured a bond for $56.2 million to meet minimum collateral requirements established by the Center with respect to asbestos-related personal injury claims asserted against AWI. On October 27, 2000, the insurance company that underwrote the surety bond informed AWI and the Center of its intention not to renew the surety bond effective February 28, 2001. On February 6, 2001, the Center advised the surety of the Center's demand for payment of the face value of the bond. The surety filed a motion with the Court seeking to restrain the Center from drawing on the bond. The motion was not granted. On March 28, 2001, the surety filed an amended complaint in the Court seeking similar relief. The Center has filed a motion to dismiss the amended complaint. The Court has not yet ruled on the Center's motion or the complaint. In addition, on April 27, 2001, AWI filed a complaint and a motion with the Court seeking an order, among other things, enjoining the Center from drawing on the bond or, in the event the Center is permitted to draw on the bond, requiring that the proceeds of any such draw be deposited into a Court-approved account subject to further order of the Court. Recently, Judge Alfred M. Wolin of the Federal District Court for the District of New Jersey, who is also presiding over AWI's Chapter 11 Case, indicated he would determine these matters. Judge Wolin has not yet ruled on these matters.

Asbestos-Related property Damage Litigation
-------------------------------------------
Over the years, AWI was one of many defendants in asbestos-related property damage claims that were filed by public and private building owners, with six claims pending as of June 30, 2001. The previous claims that were resolved prior to the Filing resulted in aggregate indemnity obligations of less than $10 million. To date, all payments of these obligations have been entirely covered by insurance. The pending cases present allegations of damage to the plaintiffs' buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures for removal and replacement of such products. In the second quarter of 2000, AWI was served with a lawsuit seeking class certification of Texas residents who own property with asbestos-containing products. This case includes allegations that AWI asbestos-containing products caused damage to buildings and generally seeks compensatory damages and equitable relief, including testing, reimbursement for removal and diminution of property value. AWI vigorously denies the validity of the allegations against it in these actions and, in any event, believes that any costs will be covered by insurance. Continued prosecution of these actions and the commencement of any new asbestos property damage actions are stayed due to the Filing. In March 2002, the Court allowed certain alleged holders of asbestos property damage claims to file a class proof of claim against AWI. Upon such filing, the Court will later determine whether the proposed class should be certified. Consistent with prior periods and due to increased uncertainty, AWI has not recorded any liability related to these claims as of December 31, 2001. See Item 1 for further discussion of the property damage claims received by the August 31, 2001 claims bar date in the Chapter 11 Case. A separate creditors' committee representing the interests of property damage asbestos claimants has been appointed in the Chapter 11 Case.

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

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the first quarter of 2001, a new trial judge was selected for the ADR. The new trial judge conducted hearings in 2001 and determined not to rehear matters decided by the previous judge. In the first quarter of 2002, the new trial judge concluded the ADR trial proceeding with findings in favor of AWI on substantially all key issues. The trial proceeding is subject to an appeal as part of the ADR process. One of the insurance carriers, Reliance Insurance Company, was placed under an order of rehabilitation by a state insurance department during May 2001 and an order of liquidation during October 2001.

Another insurer (Century Indemnity Company), who previously settled its coverage issues with AWI, has made some of its required payments under the settlement to a trust of which AWI is a beneficiary. During January 2002, this insurer filed an adversary action in AWI's Chapter 11 Case. Among other things, the action requests the Court to (1) declare that the settlement agreement is an executory contract and to compel assumption or rejection of the agreement; (2) declare that the insurer need not make its present and future scheduled payments unless AWI assumes the agreement; (3) declare that the insurer is entitled to indemnification from AWI against any liabilities that the insurer may incur in certain unrelated litigation in which the insurer is involved; and (4) enjoin the disposition of funds previously paid by the insurer to the trust pending an adjudication of the insurer's rights. AWI believes it is highly unlikely the insurer will prevail in this matter.

Insurance Asset
---------------
An insurance asset in respect of asbestos personal injury claims in the amount of $214.1 million is recorded as of December 31, 2001 compared to $268.3 million as of December 31, 2000. The reduction is due to cash receipts during the second and third quarters of 2001 and management's current assessment of probable insurance recoveries, which included the order of liquidation for Reliance Insurance Company. Of the total recorded asset at December 31, 2001, approximately $49.0 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects

AWI's belief in the availability of insurance in this amount, based upon AWI's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $82 million of the $214.1 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the liability. Of the $214.1 million asset, $22.0 million has been recorded as a current asset as of December 31, 2001 reflecting management's estimate of the minimum insurance payments to be received in the next 12 months.

A significant part of the recorded asset relates to insurance that AWI believes is probable and will be obtained through settlements with the various carriers. Due to the Filing, the settlement process may be delayed, pending further clarification as to the asbestos liability. While AWI believes the Chapter 11 process will strengthen its position on resolving disputed insurance and may therefore result in higher settlement amounts than recorded, there has been no increase in the recorded amounts due to the uncertainties created by the Filing. Accordingly, this asset could also change significantly based upon events which occur in the Court. Management estimates that the timing of future cash payments for the recorded asset may extend beyond 10 years.

Cash Flow Impact
----------------
As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related claims in December 2000 and all of 2001. In the first eleven months of 2000, AWI paid $226.9 million for asbestos-related claims. AWI received $32.2 million in asbestos-related insurance recoveries during 2001 compared to $27.7 million in 2000. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements.

Conclusion
----------
Many uncertainties exist surrounding the financial impact of AWI's involvement with asbestos litigation. These uncertainties include the impact of the Filing and the Chapter 11 process, the number of future claims to be filed, the impact of any potential legislation, the impact of the ADR proceedings on the insurance asset and the financial condition of AWI's insurance carriers. AWI has not revised its previously recorded liability for asbestos-related personal injury claims. During 2001, AWI reduced its previously recorded insurance asset by $32.2 million for cash receipts and by $22.0 million for management's current assessment of probable insurance recoveries. The $22.0 million reduction was recorded as a charge for asbestos liability, net, in the accompanying consolidated statement of earnings. AWI will continue to review its asbestos-related liability periodically, although it is likely that no changes will be made to the liability until later in the Chapter 11 Case as significant developments arise. Although not estimable, it is likely that AWI's total exposure to asbestos-related personal injury claims will be significantly higher than the recorded liability. Any adjustment to the estimated liability or insurance asset could be material to the financial statements.

Environmental Matters
---------------------
See discussion of Environmental Matters under Item 1 of this report.

Other Litigation
----------------
About 350 former Armstrong employees that were separated in two divestitures in 2000 have brought a purported class action against the Retirement Committee of AWI, named and unnamed members of the Retirement Committee, and the Retirement Savings and Stock Ownership Plan (RSSOP). The case is pending in the United States District Court (Eastern District of PA). A similar proof of claim has been filed against AWI in the Chapter 11 Case. Plaintiffs allege breach of Employee Retirement Income Security Act (ERISA) fiduciary duties and other violations of ERISA pertaining to losses in their RSSOP accounts, which were invested in Armstrong common stock. Losses are alleged to be in the range of several million dollars. AHI believes there are strong substantive defenses to the allegations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

AHI's Annual Meeting of Shareholders was held December 10, 2001. The only matter addressed at the meeting was the election of three directors. The following three directors whose terms expired at the 2001 annual meeting were re-elected:
Judith R. Haberkorn; James E. Marley; Jerre L. Stead. Continuing directors include: H. Jesse Arnelle; Donald C. Clark; Michael D. Lockhart; Van C. Campbell; John A. Krol; David W. Raisbeck; M. Edward Sellers.

The following table shows the voting tallies for each of the nominees:

  ---------------------------------------------------------------------------------------------------
  Director                      Votes cast for   Votes withheld/cast    Number of abstentions and
                                                 against                broker non-votes
  ---------------------------------------------------------------------------------------------------
  Judith R. Haberkorn             29,427,301           968,156                      0
  ---------------------------------------------------------------------------------------------------
  James E. Marley                 29,443,375           952,082                      0
  ---------------------------------------------------------------------------------------------------
  Jerre L. Stead                  29,426,391           969,066                      0
  ---------------------------------------------------------------------------------------------------

                                     PART II
                                     -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
MATTERS
-------

Armstrong Holding's Common Stock is traded on the New York Stock Exchange, Inc. As of February 15, 2002, there were approximately 7,213 holders of record of Armstrong Holding's Common Stock.

During 2001, Armstrong issued a total of 2,472 shares of restricted Common Stock to nonemployee directors of Armstrong pursuant to Armstrong's Restricted Stock Plan for Nonemployee Directors. Given the small number of persons to whom these shares were issued, applicable restrictions on transfer and the information regarding Armstrong possessed by the directors, these shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended.

                            2001                     First     Second     Third     Fourth     Total Year
                            ----                   --------- ---------- --------- ---------- --------------
Dividends per share of common stock                   $ 0.00    $ 0.00     $ 0.00    $ 0.00        $ 0.00
Price range of common stock--high                     $ 5.69    $ 4.05     $ 3.74    $ 3.80        $ 5.69
Price range of common stock--low                      $ 2.06    $ 3.20     $ 2.20    $ 2.34        $ 2.06

                            2000
                            ----

Dividends per share of common stock                   $ 0.48    $ 0.48     $ 0.48    $ 0.00        $ 1.44
Price range of common stock--high                     $36.81    $20.50     $17.38    $12.19        $36.81
Price range of common stock--low                      $16.06    $15.30     $11.81    $ 0.75        $ 0.75

The DIP Facility stipulates that AWI will not declare or pay any dividends, directly or indirectly.

Pursuant to a review of the stock exchange listings of AHI, management concluded that the listing with the New York Stock Exchange is sufficient to maintain an effective and liquid market for AHI's securities. On February 25, 2002, the Board of Directors authorized management to voluntarily de-list AHI's common stock from the Philadelphia and Pacific stock exchanges.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The following data is presented for continuing operations.

(Dollars in millions except for per-share data)       For Year       2001          2000          1999          1998          1997
--------------------------------------------------------------    ----------   -----------    ----------    ----------    ----------
Income statement data:
Net sales                                                         $ 3,135.4    $  3,249.4     $ 3,322.9     $ 2,592.9     $ 2,115.4
Cost of goods sold                                                  2,361.8       2,384.8       2,290.5       1,805.7       1,498.3
Selling, general and administrative expenses                          596.2         597.2         607.8         447.8         309.2
Charge for asbestos liability, net                                     22.0         236.0         335.4         274.2            --
Restructuring and reorganization charges (reversals), net               9.0          18.8          (1.4)         74.4            --
Goodwill amortization                                                  22.8          23.9          25.5          10.7           1.6
Equity (earnings) loss from affiliates, net                           (16.5)        (18.0)        (16.8)        (13.8)         29.7
                                                                  ----------   -----------    ----------    ----------    ----------
Operating income (loss)                                               140.1           6.7          81.9          (6.1)        276.6
Interest expense                                                       13.1         102.9         105.2          62.2          28.0
Other (income), net                                                    (1.2)        (76.7)         (6.6)         (1.7)         (2.2)
                                                                  ----------   -----------    ----------    ----------    ----------
Earnings (loss) from continuing operations before
     Chapter 11 reorganization costs and income taxes                 128.2         (19.5)        (16.7)        (66.6)        250.8
Chapter 11 reorganization costs, net                                   12.5         103.3            --            --            --
                                                                  ----------   -----------    ----------    ----------    ----------
Earnings (loss) from continuing operations before
     income taxes                                                     115.7        (122.8)        (16.7)        (66.6)        250.8
Income tax expense (benefit)                                           42.5         (37.7)         (0.5)        (23.6)         94.4
                                                                  ----------   -----------    ----------    ----------    ----------
Earnings (loss) from continuing operations                             73.2         (85.1)        (16.2)        (43.0)        156.4
    Per common share - basic (a)                                       1.81         (2.12)        (0.41)        (1.08)         3.85
    Per common share - diluted (a)                                     1.79         (2.12)        (0.41)        (1.08)         3.81
Net earnings (loss)                                                    92.8          12.2          14.3          (9.3)        185.0
    Per common share - basic (a)                                       2.29          0.30          0.36         (0.23)         4.55
    Per common share - diluted (a)                                     2.27          0.30          0.36         (0.23)         4.50
-----------------------------------------------------------------------------------------------------------------------------------
Dividends declared per share of common stock                             --          1.44          1.92          1.88          1.72
Capital expenditures                                                  127.8         159.1         186.6         175.0         147.1
Aggregate cost of acquisitions, net of cash acquired                    5.6           6.5           3.8       1,175.7           4.2
Depreciation and amortization                                         156.8         164.4         158.4         131.1         120.7
Average number of employees                                          16,777        16,456        16,912        13,865         9,280
Average number of common shares outstanding (millions)                 40.5          40.2          39.9          39.8          40.6
------------------------------------------------------------------------------------------------------------------------------------
Balance sheet data (December 31):
Working capital                                                   $   749.9    $    610.4     $   314.6     $   445.4     $   201.3
Net property, plant and equipment                                   1,283.7       1,321.0       1,357.5       1,411.9         885.6
Total assets                                                        4,034.4       4,005.2       4,081.6       4,183.9       2,296.4
Liabilities subject to compromise                                   2,357.6       2,385.2            --            --            --
Net long-term debt (b)                                                 50.3          56.9       1,412.9       1,562.8         223.1
Total debt as a percentage of total capital (c)                         9.0%         14.3%         69.0%         73.0%         39.1%
Shareholders' equity                                              $   760.4    $    665.1     $   679.2     $   709.7     $   810.6
Book value per share of common stock                                  18.68         16.30         16.87         17.57         20.20
Number of shareholders                                                7,162         6,899         6,515         6,868         7,137
Common shares outstanding (millions)                                   40.7          40.8          40.3          39.8          40.1
Market value per common share                                     $    3.41    $     2.06     $   33.38     $   60.31     $   74.75


Notes:

Prior period amounts reflect reclassifications to conform with Emerging Issue Task Force Issue Nos. 00-010, 00-014 and 00-022 (see Note 2 in the Consolidated Financial Statements).

(a) See definition of basic and diluted earnings per share in Note 2 in the Consolidated Financial Statements.
(b)  2001 and 2000 net long-term debt excludes debt subject to compromise.
(c) Total debt includes short-term debt, current installments of long-term debt and long-term debt, but excludes debt subject to compromise in 2001 and 2000. Total capital includes total debt and total shareholders' equity.

From 1997 to July 1998, ceramic tile results were reported under the equity method. From July 1998 to November 1998, ceramic tile operations were reported under the cost method. Beginning in 1998, consolidated results include Armstrong's acquisitions of Triangle Pacific (now reported as Wood Flooring and Cabinets) and DLW (included in Resilient Flooring).

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

2001 COMPARED WITH 2000
-----------------------

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

AWI is operating its business and managing its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. Pursuant to the provisions of the Bankruptcy Code, AWI is not permitted to pay any claims or obligations which arose prior to the Filing date (prepetition claims) unless specifically authorized by the Court. Similarly, claimants may not enforce any claims against AWI that arose prior to the date of the Filing unless specifically authorized by the Court. In addition, as a debtor-in-possession, AWI has the right, subject to the Court's approval, to assume or reject any executory contracts and unexpired leases in existence at the date of the Filing. Parties having claims as a result of any such rejection may file claims with the Court, which will be dealt with as part of the Chapter 11 Case.

Three creditors' committees, one representing asbestos personal injury claimants, one representing asbestos property damage claimants, and the other representing other unsecured creditors, have been appointed in the Chapter 11 Case. In accordance with the provisions of the Bankruptcy Code, they have the right to be heard on matters that come before the Court in the Chapter 11 Case.

During the fourth quarter of 2001, U.S. Third Circuit Court of Appeals assigned U.S. District Judge Alfred M. Wolin of New Jersey to preside over the Chapter 11 Case in the District of Delaware. Judge Wolin also presides over four other asbestos-related Chapter 11 cases pending in the District of Delaware. Judge Wolin retained issues relating to asbestos personal injury claims and referred other asbestos-related issues and bankruptcy-related matters to U.S. Bankruptcy Judge Randall J. Newsome.

AWI intends to address all prepetition claims, including all asbestos-related claims, in a plan of reorganization in its Chapter 11 Case. At this time, it is impossible to predict how such a plan will treat such claims and how a plan will impact the value of shares of common stock of AHI. Under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full or unless creditors accept a reorganization plan which permits holders of equity interests to participate. The formulation and implementation of a plan of reorganization in the Chapter 11 Case could take a significant period of time. Currently, AWI has the exclusive right to file a plan of reorganization until October 4, 2002, and this date may be further extended by the Court.

AWI believes that progress is being made in the negotiations with the asbestos personal injury claimants and the unsecured creditors committees with respect to reaching resolution of the principal elements of a reorganization plan. However, it is not possible to predict whether these negotiations will be successful. Therefore, the timing of resolution of the Chapter 11 Case remains highly uncertain.

Bar Date for Filing Claims
--------------------------
The Court established August 31, 2001 as the bar date for all claims against AWI except for certain specified claims. A bar date is the date by which claims against AWI must be filed if the claimants wish to participate in any distribution from the Chapter 11 Case. The Court extended the bar date for claims from the U.S. Internal Revenue Service until March 29, 2002 and for claims from several environmental agencies until the second quarter of 2002. In March 2002, the Court ruled that the time to file claims related to asbestos property damage would not be further extended, but allowed certain alleged holders of asbestos property damage claims to file a class proof of claim against AWI. Upon such filing, the Court will later determine whether the proposed class should be certified. A bar date for asbestos-related personal injury claims has not been set.

Approximately 4,400 proofs of claim totaling approximately $6.0 billion alleging a right to payment from AWI were filed with the Court in response to the August 31, 2001 bar date, which are discussed below. AWI continues to investigate claims to determine their validity. The Court will ultimately determine liability amounts that will be allowed as part of the Chapter 11 process

In its ongoing review of the filed claims, AWI already identified and successfully objected to approximately 900 claims totaling $1.4 billion. These claims were, primarily, duplicate filings, amendments to previously filed claims or claims that are not related to AWI. The Court disallowed these claims with prejudice in January 2002.

In addition to the objected claims described above, approximately 1,000 proofs of claim totaling approximately $1.9 billion were filed with the Court that are associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI's participation in the Center for Claims Resolution ("the Center"). As stated above, the bar date of August 31, 2001 did not apply to asbestos-related personal injury claims. AWI will address all asbestos-related claims in the future within the Chapter 11 process. See further discussion regarding AWI's liability for asbestos-related matters in
Item 3.

Approximately 500 proofs of claim totaling approximately $0.8 billion alleging asbestos-related property damage were filed with the Court. Most of these claims are new to AWI and many were submitted with insufficient documentation to assess their validity. AWI has petitioned the Court to disallow approximately 50 claims totaling approximately $0.5 billion. AWI expects to continue vigorously defending any asserted asbestos-related property damage claims in the Court. AWI believes that it has a significant amount of existing insurance coverage available for asbestos-related property damage liability, with the amount ultimately available dependent upon, among other things, the profile of the claims that may be allowed by the Court. AWI's history of property damage litigation prior to the Chapter 11 filing is described in Item 3.

Approximately 2,000 claims totaling approximately $1.9 billion alleging a right to payment for financing, environmental, trade debt and other claims were filed with the Court. AWI has identified approximately 200 of these claims totaling approximately $20 million that it believes should be disallowed by the Court. For these categories of claims, AWI has previously recorded approximately $1.6 billion in liabilities. AWI continues to investigate the claims to determine their validity.

AWI continues to evaluate claims. AWI has recorded liability amounts for those claims that can be reasonably estimated and for which it believes are probable of being allowed by the Court. At this time, it is impossible to reasonably estimate the value of all the claims that will ultimately be allowed by the Court. However, it is likely the value of the claims ultimately allowed by the Court will be in excess of amounts presently recorded by AWI and will be material to AWI's financial position and the results of its operations. However, AWI is not able to determine a range of possible liability with any reasonable degree of accuracy, due to the uncertainties of the Chapter 11 process, the in-progress state of AWI's investigation of submitted claims and the lack of documentation submitted in support of many claims.

Financing
---------
As of December 31, 2001, AWI had no outstanding debt borrowings under its $200 million debtor-in-possession credit facility (the "DIP Facility") and AWI had $193.8 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. As of December 31, 2001, AWI had approximately $8.4 million in letters of credit which were issued pursuant to the DIP Facility. Borrowings are limited to an adjusted amount of receivables, inventories and PP&E. AWI believes that the DIP Facility, together with cash generated from operations, will be more than adequate to address its liquidity needs. Borrowings under the DIP Facility, if any, and obligations to reimburse draws upon the letters of credit constitute superpriority administrative expense claims in the Chapter 11 Case. The DIP Facility is scheduled to expire on December 6, 2002.

Accounting Impact
-----------------
AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. See
Note 4 in the Consolidated Financial Statements for detail of the liabilities subject to compromise at December 31, 2001 and 2000. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI's prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI's estimated liability for personal injury asbestos claims is also recorded in liabilities subject to compromise. See Item 3 for further discussion of AWI's asbestos liability.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities in the fourth quarter and full year of 2001:

                                                                    Three Months Ended        Year Ended
(millions)                                                           December 31, 2001    December 31, 2001
                                                                     -----------------    -----------------
Professional fees                                                         $   7.3              $  24.5
Interest income, post petition                                               (1.1)                (5.1)
Reductions to prepetition liabilities                                         -                   (2.0)
Termination of prepetition lease obligation                                   -                   (5.9)
Other (income) expense directly related to bankruptcy, net                    0.1                  1.0
                                                                          -------              -------
Total Chapter 11 reorganization costs, net                                $   6.3              $  12.5
                                                                          =======              =======


Professional fees represent legal and financial advisory fees and expenses directly related to the Filing.

Interest income in the above table is from short-term investments of cash earned by AWI subsequent to the Filing.

Reductions to prepetition liabilities represent the difference between the prepetition invoiced amount and the actual cash payment made to certain vendors due to negotiated settlements. These payments of prepetition obligations were made pursuant to authority granted by the Court.

Termination of prepetition lease obligation represents the reversal of an accrual for future lease payments for office space in the U.S. that AWI will not pay due to the rejection of the lease contract in the Chapter 11 Case. This amount was previously accrued in the third quarter of 2000 as part of a restructuring charge when the decision to vacate the premises was made.

As a result of the Filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession, AWI may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements.

Discontinued Operations
-----------------------
In February 2001, AHI determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001 entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. Based on these events, the segment was classified as a discontinued operation starting with the fourth quarter of 2000. On June 12, 2001, negotiations with this investor were terminated. During the third quarter of 2001, AHI terminated its plans to permanently exit this segment. This decision was based on the difficulty encountered in selling the business and a new review of the business, industry and overall economy conducted by new senior management. Accordingly, this segment is no longer classified as a discontinued operation and amounts have been reclassified into operations as required by Emerging Issue Task Force ("EITF") Issue No. 90-16 - "Accounting for Discontinued Operations Subsequently Retained". All prior periods have been reclassified to conform to the current presentation.

Based on the expected net realizable value of the business determined during the negotiations to sell the business, AHI had recorded a pretax net loss of $34.5 million in the fourth quarter of 2000, $23.8 million net of tax benefit. AHI also had recorded an additional net loss of $3.3 million in the first quarter of 2001, as a result of price adjustments resulting from the negotiations. Concurrent with the decision to no longer classify the business as a discontinued operation, the remaining accrued loss of $37.8 million ($27.1 million net of tax) was reversed in the third quarter of 2001 and recorded as part of earnings from discontinued operations. Additionally, the segment's net income of $3.1 million for the first and second quarter of 2001 was reclassified into earnings from continuing operations for those periods.

During the third quarter of 2001, AHI concluded there were indicators of impairment related to certain assets in this segment, and accordingly, an impairment evaluation was conducted at the end of the third quarter under the guidelines of SFAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This evaluation led to an impairment charge of $8.4 million, representing the excess of book value over estimated fair value which was determined using a net discounted cash flows approach. The charge was included in cost of sales. The impairment was related to property, plant and equipment that produce certain products for which AHI anticipates lower demand in the future. Additionally, an inventory write-down of $2.1 million was recorded in the third quarter of 2001 within cost of sales related to certain products that will no longer be sold.

On May 31, 2000, Armstrong completed its sale of all of the entities, assets and certain liabilities comprising its Insulation Products segment to Orion Einundvierzigste Beteiligungsgesellschaft Mbh, a subsidiary of the Dutch investment firm Gilde Investment Management N.V. for $264 million. The transaction resulted in an after tax gain of $114.8 million, or $2.86 per share in 2000. During 2001, AHI recorded a pretax loss of $1.1 million related to its divestiture of its Insulation Products segment. This loss resulted from certain post-closing adjustments.

Other Divestitures
------------------
On July 31, 2000, Armstrong completed the sale of its Installation Products Group ("IPG") to subsidiaries of the German company Ardex GmbH, for $86 million in cash. Ardex purchased substantially all of the assets and liabilities of IPG including its shares of the W.W. Henry Company. The transaction resulted in an after tax gain of $44.1 million ($60.2 million pretax) or $1.10 per share and was recorded in other income. The financial results of IPG were reported as part of the Resilient Flooring segment. The proceeds and gain are subject to a post-closing working capital adjustment. Under the terms of the agreement and a related supply agreement, Armstrong agreed to purchase some of its installation products needs from Ardex for an initial term of eight years, subject to certain minimums for the first five years after the sale. The agreement also calls for price adjustments based upon changing market prices for raw materials, labor and energy costs.

In November 2000, Armstrong sold a component of its Textiles and Sports Flooring segment. As this divestiture included a business classified as held for sale since its July 1998 acquisition, Armstrong had been recording the 2000 operating losses of this business within selling, general and administrative ("SG&A") expense. The overall 2000 impact was a reduction of SG&A expense of $0.7 million.

Acquisitions
------------
On May 18, 2000, Armstrong acquired privately-held Switzerland-based Gema Holding AG ("Gema"), a leading manufacturer and installer of metal ceilings, for $6 million plus certain contingent consideration not to exceed $25.5 million based on results over the three year period ending December 31, 2002. Gema has two manufacturing sites located in Austria and Switzerland and employs nearly 300 people. The acquisition was recorded under the purchase method of accounting. The purchase price was allocated to the assets acquired and the liabilities assumed based on the estimated fair market value at the date of acquisition. Contingent consideration, when and if paid, will be accounted for as additional purchase price. The fair market value of tangible and identifiable intangible assets acquired exceeded the purchase price by $24.2 million and this amount was recorded as a reduction of the fair value of property, plant, and equipment.

During 2001, AHI spent $5.6 million to purchase some of the remaining minority interest of already-consolidated entities within the Resilient Flooring segment. Approximately $5.0 million of the purchase price was allocated to goodwill.

Financial Condition and Liquidity
---------------------------------
As shown on the Consolidated Balance Sheets, Armstrong had cash and cash equivalents of $277.4 million at December 31, 2001, compared with $159.1 million at the end of 2000. The ratio of current assets to current liabilities was 3.06 to 1 as of December 31, 2001, compared with 2.48 to 1 as of December 31, 2000. The increases were primarily the result of: cash increases, due to no payments on liabilities subject to compromise in 2001, except approximately $9.7 million made to certain vendors in negotiated settlements and authorized by the Court for payment; and $92.3 million less of interest payments during 2001 compared to 2000; and larger inventory balances; and reductions in short-term debt.

Long-term debt, excluding debt subject to compromise, was $50.3 million, or 6.0% of total capital at December 31, 2001, compared with $56.9 million, or 7.3% of total capital, at the end of 2000. All other outstanding prepetition long-term debt is owed by entities that filed for Chapter 11 protection, and therefore has been classified as liabilities subject to compromise at December 31, 2001 and 2000.

As shown on the Consolidated Statements of Cash Flows, net cash provided by operating activities for the year ended December 31, 2001, was $272.1 million compared with $27.8 million in 2000. The increase was primarily due to the absence of asbestos-related claims payments in 2001.

Net cash used for investing activities was $113.9 million for the year ended December 31, 2001, compared with cash provided by investing activities of $179.3 million in 2000. The decrease was primarily due to $329.9 million of proceeds from the sales of businesses in 2000.

Net cash used for financing activities was $37.9 million for the year ended December 31, 2001, compared with $70.9 million in 2000. The decrease was primarily due to no dividend payments in 2001, compared with $58.1 million of dividend payments in 2000, offset by net debt payments of $33.4 million in 2001 compared with net debt payments of $16.9 million in 2000.

AHI's liquidity needs for operations vary throughout the year. Therefore, AHI retains lines of credit to draw upon as needed to meet these needs. In 2001, the DIP Facility was available, but was not needed or used.

DIP Facility
------------
The Court previously approved a $300 million the DIP Facility provided by a bank group led by the J P Morgan Chase Bank. During the second quarter of 2001, AWI reduced the amount of the DIP Facility to $200 million. Borrowings under the DIP Facility, if any, and obligations to reimburse draws upon the letters of credit constitute a superpriority administrative expense claim in the Chapter 11 Case. As of December 31, 2001, AWI had no borrowings under the DIP Facility, but had approximately $8.4 million in letters of credit which were issued pursuant to the DIP Facility. Borrowings are limited to an adjusted amount of receivables, inventories and PP&E. Depending on the amount of borrowings, the DIP Facility carries an interest rate range of either J P Morgan Chase's Alternate Bank Rate plus 50 to 100 basis points or LIBOR plus 150 to 200 basis points. The DIP Facility also contains several covenants including, among other things, limits on asset sales, capital expenditures and a required ratio of debt to cash flow. The DIP Facility is scheduled to expire on December 6, 2002.

Asbestos-related litigation
---------------------------
AWI is a defendant in personal injury claims and property damage claims related to asbestos containing products. On December 6, 2000, AWI filed a voluntary petition for relief ("the Filing") under Chapter 11 of the U.S. Bankruptcy Code to use the court supervised reorganization process to achieve a final resolution of its asbestos liability.

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

Asbestos-Related Personal Injury Claims
---------------------------------------
Before filing for relief under the Bankruptcy Code, AWI pursued broad-based settlements of asbestos-related personal injury claims through the Center for Claims Resolution (the "Center"). The Center had reached Strategic Settlement Program ("SSP") agreements with law firms that covered approximately 130,000 claims that named AWI as a defendant. As a result of the Filing, AWI's obligations with respect to payments called for under these settlements will be determined in its Chapter 11 Case.

Due to the Filing, holders of asbestos-related personal injury claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against AWI. In addition, AWI ceased making payments with respect to asbestos-related personal injury claims, including payments pursuant to the outstanding SSP agreements. A separate creditors' committee representing the interests of asbestos personal injury claimants has been appointed in the Chapter 11 Case.

AWI's present and future asbestos liability will be addressed in its Chapter 11 Case rather than through the Center and a multitude of lawsuits in different jurisdictions throughout the U.S. AWI believes that the Chapter 11 process provides it with the opportunity to comprehensively address its asbestos-related personal injury liability in one forum. It is anticipated that all present and future asbestos-related personal injury claims will be resolved in the Chapter 11 Case.

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

AWI believes the range of probable and estimable liability is more uncertain now than previously. There are significant differences in the way the asbestos-related personal injury claims may be addressed under the bankruptcy process when compared to the tort system. Accordingly, AWI currently is unable to ascertain how prior experience with the number of claims and the amounts to settle claims will impact its ultimate liability in the context of its Chapter 11 Case.

As of September 30, 2000, AWI had recorded a liability of $758.8 million for its asbestos-related personal injury liability that it determined was probable and estimable through 2006. Due to the increased uncertainty created as a result of the Filing, no change has been made to the previously recorded liability except to record payments of $68.2 million against that accrual in October and November 2000. The asbestos-related personal injury liability balance recorded at December 31, 2001 and December 31, 2000 is $690.6 million, which is recorded in liabilities subject to compromise. Due to the uncertainties created as a result of the Filing and how the liability may be resolved, it is not possible to reasonably estimate the ultimate liability. It is likely, however, that the actual liability will be significantly higher than the recorded liability. As the Chapter 11 Case proceeds, there should be more clarity as to the extent of the liability.

Collateral Requirements
-----------------------
During 2000, AWI had secured a bond for $56.2 million to meet minimum collateral requirements established by the Center with respect to asbestos-related personal injury claims asserted against AWI. On October 27, 2000, the insurance company that underwrote the surety bond informed AWI and the Center of its intention not to renew the surety bond effective February 28, 2001. On February 6, 2001, the Center advised the surety of the Center's demand for payment of the face value of the bond. The surety filed a motion with the Court seeking to restrain the Center from drawing on the bond. The motion was not granted. On March 28, 2001, the surety filed an amended complaint in the Court seeking similar relief. The Center has filed a motion to dismiss the amended complaint. The Court has not yet ruled on the Center's motion or the complaint. In addition, on April 27, 2001, AWI filed a complaint and a motion with the Court seeking an order, among other things, enjoining the Center from drawing on the bond or, in the event the

Center is permitted to draw on the bond, requiring that the proceeds of any such draw be deposited into a Court-approved account subject to further order of the Court. Recently, Judge Alfred M. Wolin of the Federal District Court for the District of New Jersey, who is also presiding over AWI's Chapter 11 Case, indicated he would determine these matters. Judge Wolin has not yet ruled on these matters.

Asbestos-Related property Damage Litigation
------------------------------------------- Over the years, AWI was one of many defendants in asbestos-related property damage claims that were filed by public and private building owners, with six claims pending as of June 30, 2001. The previous claims that were resolved prior to the Filing resulted in aggregate indemnity obligations of less than $10 million. To date, all payments of these obligations have been entirely covered by insurance. The pending cases present allegations of damage to the plaintiffs' buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures for removal and replacement of such products. In the second quarter of 2000, AWI was served with a lawsuit seeking class certification of Texas residents who own property with asbestos-containing products. This case includes allegations that AWI asbestos-containing products caused damage to buildings and generally seeks compensatory damages and equitable relief, including testing, reimbursement for removal and diminution of property value. AWI vigorously denies the validity of the allegations against it in these actions and, in any event, believes that any costs will be covered by insurance. Continued prosecution of these actions and the commencement of any new asbestos property damage actions are stayed due to the Filing. In March 2002, the Court allowed certain alleged holders of asbestos property damage claims to file a class proof of claim against AWI. Upon such filing, the Court will later determine whether the proposed class should be certified. Consistent with prior periods and due to increased uncertainty, AWI has not recorded any liability related to these claims as of December 31, 2001. See Item 1 for further discussion of the property damage claims received by the August 31, 2001 claims bar date in the Chapter 11 Case. A separate creditors' committee representing the interests of property damage asbestos claimants has been appointed in the Chapter 11 Case.

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

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the first quarter of 2001, a new trial judge was selected for the ADR. The new trial judge conducted hearings in 2001 and determined not to rehear matters decided by the previous judge. In the first quarter of 2002, the new trial judge concluded the ADR trial proceeding with findings in favor of AWI on substantially all key issues. The trial proceeding is subject to an appeal as part of the ADR process. One of the insurance carriers, Reliance Insurance Company, was placed under an order of rehabilitation by a state insurance department during May 2001 and an order of liquidation during October 2001.

Another insurer (Century Indemnity Company), who previously settled its coverage issues with AWI, has made some of its required payments under the settlement to a trust of which AWI is a beneficiary. During January 2002, this insurer filed an adversary action in AWI's Chapter 11 Case. Among other things, the action requests the Court to (1) declare that the settlement agreement is an executory contract and to compel assumption or rejection of the agreement; (2) declare that the insurer need not make its present and future scheduled payments unless AWI assumes the agreement; (3) declare that the insurer is entitled to indemnification from AWI against any liabilities that the insurer may incur in certain unrelated litigation in which the insurer is involved; and (4) enjoin the disposition of funds previously paid by the insurer to the trust pending an adjudication of the insurer's rights. AWI believes it is highly unlikely the insurer will prevail in this matter.

Insurance Asset
---------------
An insurance asset in respect of asbestos personal injury claims in the amount of $214.1 million is recorded as of December 31, 2001 compared to $268.3 million as of December 31, 2000. The reduction is due to cash receipts during the second and third quarters of 2001 and management's current assessment of probable insurance recoveries, which included the order of liquidation for Reliance Insurance Company. Of the total recorded asset at December 31,

2001, approximately $49.0 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI's belief in the availability of insurance in this amount, based upon AWI's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $82 million of the $214.1 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the liability. Of the $214.1 million asset, $22.0 million has been recorded as a current asset as of December 31, 2001 reflecting management's estimate of the minimum insurance payments to be received in the next 12 months.

A significant part of the recorded asset relates to insurance that AWI believes is probable and will be obtained through settlements with the various carriers. Due to the Filing, the settlement process may be delayed, pending further clarification as to the asbestos liability. While AWI believes the Chapter 11 process will strengthen its position on resolving disputed insurance and may therefore result in higher settlement amounts than recorded, there has been no increase in the recorded amounts due to the uncertainties created by the Filing. Accordingly, this asset could also change significantly based upon events which occur in the Court. Management estimates that the timing of future cash payments for the recorded asset may extend beyond 10 years.

Cash Flow Impact
----------------
As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related claims in December 2000 and all of 2001. In the first eleven months of 2000, AWI paid $226.9 million for asbestos-related claims. AWI received $32.2 million in asbestos-related insurance recoveries during 2001 compared to $27.7 million in 2000. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements.

Conclusion
----------
Many uncertainties exist surrounding the financial impact of AWI's involvement with asbestos litigation. These uncertainties include the impact of the Filing and the Chapter 11 process, the number of future claims to be filed, the impact of any potential legislation, the impact of the ADR proceedings on the insurance asset and the financial condition of AWI's insurance carriers. AWI has not revised its previously recorded liability for asbestos-related personal injury claims. During 2001, AWI reduced its previously recorded insurance asset by $32.2 million for cash receipts and by $22.0 million for management's current assessment of probable insurance recoveries. The $22.0 million reduction was recorded as a charge for asbestos liability, net, in the accompanying consolidated statement of earnings. AWI will continue to review its asbestos-related liability periodically, although it is likely that no changes will be made to the liability until later in the Chapter 11 Case as significant developments arise. Although not estimable, it is likely that AWI's total exposure to asbestos-related personal injury claims will be significantly higher than the recorded liability. Any adjustment to the estimated liability or insurance asset could be material to the financial statements.

Consolidated Results
--------------------
The following discussions of consolidated results are on a continuing operations basis.

Net sales in 2001 of $3.14 billion were 3.5% lower when compared with net sales of $3.25 billion in 2000. Resilient Flooring net sales decreased 6.0%. Building Products net sales decreased by 0.3%. Wood Flooring net sales decreased by 4.4%. Cabinets increased by 3.2%. Textiles and Sports Flooring decreased 5.1%. Net sales decreased 3.5%, 1.3% and 18.0% in the Americas, Europe, and the Pacific Area, respectively. Excluding the effect of foreign exchange, Europe net sales increased 3.1%. (See Industry Segment Results for further discussion.)

Operating income in 2001 was $140.1 million compared to $6.7 million in 2000. (See Industry Segment Results for further discussion.)

Cost of goods sold in 2001 was 75.3% of net sales, compared to cost of goods sold of 73.4% in 2000. In 2001, the Textiles and Sports Flooring segment recorded an $8.4 million impairment charge on certain assets to cost of goods sold and a $2.1 million charge for write-downs related to certain products that will no longer be sold. Excluding these charges, cost of goods sold was 75.0% in 2001. In 2000, excluding a $17.6 million charge to cost of goods sold for write-downs of production-line assets related to the reorganization efforts that were not categorized as restructuring costs, the cost of goods sold was 72.9%. These write-downs of production-line assets primarily related to changes in production facilities and product offerings. While the amount of cost of goods sold in 2001 was lower than 2000, it did not decrease enough to maintain the same percentage of net sales as in 2000. Increases in the price of raw materials, such as natural gas and wood, offset the general savings experienced in cost of goods sold due to the lower sales.

SG&A expenses in 2001 were $596.2 million, or 19.0% of net sales compared to $597.2 million, or 18.4% of net sales in 2000. While 2001 net sales decreased from 2000 amounts, a significant amount of sales and promotional expense, including branding and market development, was incurred in 2001, primarily in the Resilient and Wood Flooring segments. Additionally, 2001 contained higher employee incentive bonus accruals than 2000. These items resulted in an increase in SG&A as a percentage of net sales. SG&A expenses in 2000 contained $18.3 million for CEO and management transition costs, expenses related to the reorganization of European flooring business, asset write-downs related to the decision to vacate office space in Lancaster, PA and write-downs related to product samples.

During 2001, Armstrong recorded non-cash charges of $22.0 million related to management's current assessment of probable asbestos-related insurance asset recoveries. 2000 included a $236.0 million non-cash charge to increase the asbestos-related liability.

Armstrong also recorded net restructuring costs of $9.0 million in 2001, which included $11.8 for severance payments and pension benefits for approximately 75 employees, including the former Chief Operating Officer of AHI, and a $1.7 million reversal of previous restructuring charges for certain severance accruals that were no longer necessary as certain individuals remained employed by Armstrong. These reorganizations are expected to result in lower manufacturing costs of approximately $0.3 million per year and lower SG&A expenses of approximately $7.1 million per year. AHI expects to record an additional charge of approximately $0.6 million in the first quarter of 2002 related to a further streamlining of the textiles and sports flooring business. Armstrong also reversed $1.1 million related to a formerly occupied building for which AHI no longer believes it will incur any additional costs. This compares to net restructuring and reorganization charges in 2000 of $18.8 million, which included $12.0 million for severance payments and pension benefits for approximately 200 employees and a $1.4 million reversal, comprising severance accruals that were no longer necessary as certain individuals remained employed by Armstrong. In 2000, Armstrong also recorded a $8.2 charge primarily related to the remaining payments on a noncancelable-operating lease for an office facility in the U.S.

Interest expense of $13.1 million in 2001 was lower than interest expense of $102.9 million in 2000. In accordance with SOP 90-7, Armstrong did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $86.0 million in 2001 and $6.0 million in 2000.

Other income, net of $1.2 million in 2001 included a gain of $3.5 million resulting from the demutualization of an insurance company (Prudential Insurance Co.) with whom Armstrong has company-owned life insurance policies, a loss of $3.2 million resulting from the impairment of certain equity investments, and a $2.0 million impairment charge of a note receivable related to a previous divestiture. Other income, net in 2000 of $76.7 million includes a $60.2 million gain from the sale of IPG, which was part of the Resilient Flooring segment, a gain of $5.2 million resulting from the demutualization of an insurance company (Metropolitan Life Insurance Company) with whom Armstrong has company-owned life insurance policies and $7.0 million from foreign currency transaction gains.

Armstrong recorded $12.5 million of Chapter 11 reorganization costs, net in 2001 compared to $103.3 million in 2000. See Item 1 for details of the Chapter 11 reorganization costs, net.

Earnings from continuing operations in 2001 were $73.2 million, or $1.79 per diluted share, which compares to a loss of $85.1 million, or $2.12 per share, in 2000.

Effective November 1, 2000, an amendment to the Retirement Income Plan (RIP), a qualified U.S. defined benefit plan, established an additional benefit known as the ESOP Pension Account to partially compensate active employee and retiree ESOP shareholders for the decline in the market value of AHI's Stock. The effect of this amendment had no material impact to the financial position or results of operations in 2000, but increased the benefit obligation by $92.2 million and decreased the pension credit by $11.7 million in 2001. The RIP document was revised to reflect these changes.

The 2001 effective tax rate from continuing operations was 36.7% versus a tax benefit rate of 30.7% for 2000. Excluding the impact of the asbestos charge, the gain on sale of IPG, the restructuring charges and other related expenses and the Chapter 11 reorganization costs, net in 2000, the 2000 effective tax rate was 39.6%.

The decrease from 39.6% to 36.7%, was due to improved foreign tax credit utilization and lower foreign taxes partially offset by the negative impact of lower earnings on permanent differences between book and tax. In addition, the 2001 tax provision reflects the reversal of certain state tax and other accruals no longer required due to completion of state tax audit and/or the expiration of statutes of limitation partially offset by certain non-deductible expenses.

Armstrong reported net earnings of $92.8 million, or $2.27 per diluted share in 2001, compared to net earnings of $12.2 million, or $0.30 per share in 2000.

New Accounting Pronouncements
-----------------------------
In the third quarter of 2001, the Emerging Issues Task Force ("EITF") released EITF Issue No. 00-025, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." This pronouncement requires consideration paid to a reseller or retailer to be shown as a reduction of revenue unless the vendor receives an identifiable separate benefit and that benefit's fair value can be reasonably estimated. This pronouncement is effective January 1, 2002. AHI anticipates reclassifying approximately $1.9 million of annual costs previously recorded as selling, general and administrative expenses to net sales. The change will have no effect on operating margins or retained earnings as of any date.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Impairment losses, if any, will be measured as of January 1, 2002 and recognized as the cumulative effect of a change in accounting principle in 2002. Statement 142 will also require that intangible assets with determinable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of FAS 141 in the third quarter of 2001 had no impact on AHI's financial statements. AHI is required to adopt the provisions of Statement 142 effective January 1, 2002. AHI will be required to test goodwill for impairment in accordance with the provisions of Statement 142 and record any impairment charges to any affected assets by the end of 2002.

As of January 1, 2002, AHI has unamortized goodwill of $822.8 million and unamortized identifiable intangible assets in the amount of $89.0 million, all of which will be subject to the transition provisions of Statement 142. Amortization expense related to goodwill was $22.8 million for the year ended December 31, 2001. Armstrong is currently in the process of analyzing the impact of Statement 142. The Wood Flooring segment has $717.2 million of unamortized goodwill on its books as of December 31, 2001. Based on preliminary assessments of the impact of adopting Statement 142, AHI believes that a significant portion of this goodwill will be considered impaired under the new accounting standard. AHI has not yet determined the amount of any impairment, but expects to complete its analysis, including valuations of tangible and intangible assets, in the first half of 2002. Due to the complexity, timing and scale of the process, AHI is currently unable to precisely determine the amount of the goodwill impairment charge but expects the impairment charge in 2002 to be in excess of $300 million.

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." The statement establishes standards for accounting for an obligation associated with the retirement of a long-lived asset. The standard is effective for fiscal years beginning after June 15, 2002. While AHI is finalizing its review of this statement, adoption of this statement is not expected to have a material impact on AHI's consolidated results of operations or financial condition.

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which provides guidance on the accounting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. While AHI is finalizing its review of this statement, adoption of this statement is not expected to have a material impact on AHI's consolidated results of operations or financial condition.

INDUSTRY SEGMENT RESULTS
------------------------

Resilient Flooring
------------------
Resilient Flooring net sales were $1,162.3 million and $1,236.3 million in 2001 and 2000, respectively. Net sales in the Americas decreased 5.0% from the prior year as a result of lower sales of commercial tile (volume and pricing pressure) and residential sheet products (product mix) and the impact of the third quarter 2000 IPG divestiture.

Excluding the impact of the IPG divestiture, sales in the Americas decreased 2.6%. Excluding the unfavorable effects of foreign exchange rates, net sales in Europe were 3.7% below last year primarily due to weaker sales of cushion vinyl products. Pacific area net sales decreased $4.9 million versus 2000. Operating income of $70.8 million in 2001 compared to $80.4 million in 2000. Operating income in 2001 includes $2.8 million of income from the reversal of previously accrued potential preference claims that have been resolved as well as $2.8 million of environmental and building demolition expenses at one manufacturing facility. Excluding expenses associated with reorganizing the European business and other management changes, operating income was $108.9 million in 2000. The operating income reduction was driven primarily by lower sales and higher selling and promotional expenses, including brand and market development expenses and the impact of the IPG divestiture, partially offset by lower production costs.

Outlook
Net sales in 2002 are expected to increase slightly over 2001 due to higher retail growth through the independent channel and the introduction of new products. Operating income is expected to also increase due to the impact of higher sales, improved manufacturing productivity and lower selling and promotional expenses offsetting rising medical costs.

Building Products
-----------------
Building Products net sales of $830.7 million in 2001 decreased slightly from $833.3 million in 2000 as the full year impact of the Gema acquisition helped to offset the slow down experienced in the commercial construction markets. Excluding the net sales of Gema, net sales decreased 2.9%. Net sales in the Americas decreased 2.4% versus 2000 due to unit volume in the U.S. commercial business partially offset by improvements in the price/product mix as well as sales from new product lines. Excluding the impact of unfavorable foreign exchange rates and incremental net sales from Gema, net sales in Europe remained flat compared to 2000. Pacific area net sales decreased $4.1 million versus 2000. Operating income decreased $21.5 million to $92.4 million in 2001 primarily due to higher energy costs and lower unit volume.

Outlook
Net sales in 2002 are expected to decline slightly, because the slowdown in commercial construction around the world is expected to continue with some recovery not anticipated until late in the year. Operating income is expected to remain essentially flat, as cost reduction initiatives and product mix improvements offset the impact of lower demand and higher medical costs.

Wood Flooring
-------------
Wood Flooring net sales of $654.3 million in 2001 decreased from net sales of $684.6 million in 2000. This 4.4% decrease was driven primarily by lower sales volume and pricing within the independent wholesaler channel. Operating income of $0.9 million in 2001 compared to operating income of $57.8 million in 2000. The decrease was primarily driven by competitive pricing pressure, lower sales, higher lumber costs, product quality issues, and higher selling and promotional expenses.

Outlook
Net sales in 2002 are expected to increase slightly over 2001 due to anticipated volume gains in the home center market. Operating income is expected to increase significantly due to improved manufacturing productivity, anticipated stable lumber prices, improved quality and the impact of higher sales.

Cabinets
--------
Cabinets net sales of $225.2 million in 2001 increased from net sales of $218.2 million in 2000 due to a favorable product mix and volume growth. Operating income of $15.2 million in 2001 compared to operating income of $16.5 million in 2000. Excluding restructuring charges of $1.1 million in 2001, operating income was $16.3 million, which is comparable to 2000. The 2001 net sales increase was offset by higher selling expenses and additional allocations of general and administrative expenses shared with the Wood Flooring segment.

Outlook
Net sales in 2002 are expected to remain flat with 2001. Flat sales, nominal cost inflation and improved operating costs are expected to result in a slight increase in operating income.

Textiles and Sports Flooring
----------------------------
Textiles and Sports Flooring net sales of $262.9 million in 2001 compared to $277.0 million in 2000. Excluding the impact of unfavorable foreign exchange rates, net sales decreased 2.2% primarily due to a weak European market.

An operating loss of $0.7 million in 2001 was incurred compared to operating income of $5.2 million in 2000. The 2001 operating loss was due to an $8.4 million fixed asset impairment charge and a $2.1 million inventory write-down recorded during the third quarter. Excluding these charges, 2001 operating income would have been $9.8 million. Operating income in 2000 included approximately $3.0 million for employee severance accruals.

Outlook
Net sales in 2002 are expected to remain consistent with 2001. Operating income is expected to remain consistent with the 2001 amount, excluding the $8.4 million fixed asset impairment charge and the $2.1 million inventory write-down.

Other
-----
Excluding charges for asbestos liability, net, unallocated corporate expense of $16.8 million in 2001 compared to $31.2 million of expense in 2000. The 2001 expense includes a U.S. pension credit of $56.8 million compared to a 2000 credit of $63.9 million. The 2000 expense also includes $19.7 million in expenses related to the CEO transition and other management changes and the decision to vacate an office facility in the U.S.

Outlook
Unallocated corporate expenses for 2002 will be negatively affected by a $25.0 million lower pension credit due to the combination of a lower discount rate and lower expected long-term return on plan assets, and by higher medical costs, due primarily to the lower discount rate and increase of medical inflation rate, affecting retiree medical costs.

Geographic Areas
----------------
Net sales of $2.32 billion in the Americas in 2001 were lower, compared to $2.41 billion in 2000, primarily due to lower Resilient Flooring sales. Net sales in Europe in 2001 were $711.2 million, compared to $720.3 million in 2000, as the full year impact of the Gema acquisition partially offset declines in the Resilient Flooring and Building Products segments. Net sales to the Pacific area of $99.6 million compared to $121.4 million in 2000 due to volume declines in the Resilient Flooring and Building Products segments.

Long-lived assets in the Americas in 2001 were $962.3 million compared to $974.6 million in 2000. Long-lived assets in Europe in 2001 were $291.4 million compared to $314.4 million in 2000. The decrease was primarily due to an $8.4 million fixed asset impairment charge in the Textiles and Sports Flooring segment and the divestiture of certain physical assets. Long-lived assets in the Pacific area in 2001 were $30.0 million compared to $32.0 million in 2000.

2000 COMPARED WITH 1999
-----------------------
The results for 2000 compared with 1999 have been reclassified to reflect continuing operations.

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

In November 2000, Armstrong sold a component of its Textiles and Sports Flooring segment. As this divestiture included a business classified as held for sale since its July 1998 acquisition, Armstrong had been recording the 2000 operating losses of this business within SG&A expense. The overall 2000 impact was a reduction of SG&A expense of $0.7 million.

Financial Condition
-------------------
As shown on the Consolidated Statements of Cash Flows, net cash provided by operating activities for the year ended December 31, 2000, was $27.8 million compared with $347.5 million in 1999. The decrease was due to several items including lower net income excluding the gain on sale of businesses and changes in working capital, primarily accounts payable and accrued expenses.

Net cash provided by investing activities was $179.3 million for the year ended December 31, 2000, compared with net cash used for investing activities of $62.0 million in 1999. The increase was primarily due to significantly higher proceeds from the sales of businesses in 2000 than in 1999.

Net cash used for financing activities was $70.9 million for the year ended December 31, 2000, compared with $281.9 million in 1999. The decrease was primarily due to net debt payments of $16.9 million in 2000 compared with net debt payments of $202.1 million in 1999.

Consolidated Results
--------------------
Net sales in 2000 of $3.25 billion were slightly lower compared with net sales of $3.32 billion in 1999. Excluding the impact of unfavorable foreign exchange rates in 2000 and the divestitures of the gasket and textile businesses in 1999, net sales in 2000 were $79.7 million, or 2.5% above 1999. Resilient Flooring net sales decreased 7.0%. Building Products net sales increased 5.2%. Wood Flooring net sales increased 8.8%. Cabinets net sales increased 5.3%. Textiles and Sports Flooring net sales decreased 11.6%. Further, excluding the 1999 divestitures, sales increased 1.0% in the Americas and declined 3.1% in the Pacific Area. European sales decreased 4.9%, but would have increased 11.9% without the impact of unfavorable foreign exchange rates.

Operating income in 2000 was $6.7 million compared to operating income of $81.9 million in 1999.

Cost of goods sold in 2000 was 73.4% of net sales, compared to cost of goods sold of 68.9% in 1999. Higher raw material costs primarily in Resilient Flooring, Wood Flooring and Cabinets and higher energy costs in Building Products were the primary drivers of the increase. Armstrong also recorded $17.6 million to cost of goods sold in 2000 for write-downs of inventory and production-line assets that were not categorized as restructuring costs. The inventory write-downs were related to changes in product offerings while the write-downs of production-line assets primarily related to changes in production facilities and product offerings.

SG&A expenses in 2000 were $597.2, or 18.4% of net sales. In 1999, SG&A expenses were $607.8 million, or 18.3% of net sales. SG&A expenses in 2000 contained lower employee incentive bonus accruals and lower selling expense offset by CEO and management transition costs, expenses related to the reorganization of European flooring business, asset write-downs related to the decision to vacate office space in Lancaster, PA and inventory write-downs related to samples.

Armstrong recorded charges to increase the estimated liability for asbestos-related claims of $236.0 million in 2000 and $335.4 million in 1999.

In 2000, Armstrong recorded restructuring and reorganization charges of $18.8 million, which is described in the 2001 Compared to 2000 - Consolidated Results. This compares to a reversal of $1.4 million recorded in 1999 related to certain severance and benefit accruals that were no longer necessary.

Interest expense of $102.9 million in 2000 was lower than interest expense of $105.2 million in 1999. In accordance with SOP 90-7, in 2000 Armstrong did not record $6.0 million of contractual interest expense on prepetition debt after the Chapter 11 filing date.

Other income, net in 2000 of $76.7 million includes a $60.2 million gain from the sale of IPG, which was part of the Resilient Flooring segment, a gain of $5.2 million resulting from the demutualization of an insurance company (Metropolitan Life Insurance Company) with whom Armstrong has company-owned life insurance policies, and $7.0 million from foreign currency translation gains. Other income, net in 1999 of $6.6 million includes a gain of $6.0 million on the divestiture of 65% of AISI and a loss of $5.0 million on the divestiture of Textile Products. Other income in 1999 also reflects proceeds from the settlement of various legal actions totaling $3 million and a gain of $2.6 million resulting from the demutualization of an insurance company (Manulife) with whom Armstrong has company-owned life insurance policies.

During 2000, Armstrong recorded $103.3 million of Chapter 11 reorganization costs, net. See Item 1 for details of the Chapter 11 reorganization costs, net.

Armstrong's 2000 effective tax rate benefit from continuing operations was 30.7% versus 3.0% for 1999. Excluding the impact of the asbestos charge, the gain on sale of Installation Products, the reorganization charge and other related expense in 2000, the 2000 effective tax rate was 39.6%. Excluding the asbestos charge and the divestitures of the gaskets and textiles businesses, the 1999 effective tax rate from continuing operations was 37.7%. The increase was due to nondeductible goodwill and foreign source income.

Armstrong reported net earnings of $12.2 million, or $0.30 per share in 2000, compared to net earnings of $14.3 million, or $0.36 per share in 1999.

INDUSTRY SEGMENT RESULTS
------------------------

Resilient Flooring
------------------
Resilient Flooring net sales in 2000 of $1,236.3 million were $93.5 million, or 7.0%, below prior year. Net sales in the Americas were 4.3% below 1999. European net sales were 17.7% below prior year as a result of unfavorable foreign exchange rate translation, lower prices and a less favorable mix driven by continued market weakness. Excluding the effects of foreign exchange rate translation, net sales in Europe were 6.9% below last year. Pacific area net sales were flat with 1999.

Operating income of $80.4 million in 2000 compared to $211.2 million in 1999. Excluding expenses associated with reorganizing the European business, other management changes and the $7.5 million fourth quarter impairments of production line assets and samples inventory, the 2000 operating income was $108.9 million. 1999 operating income was $206.7 million excluding $4.8 million for insurance settlements for past product claims, net of inventory write-offs, $3.3 million of costs associated with changes in the production location for some product lines and a net benefit of $3.0 million from changes in employee compensation policies. The annual operating margin decline is primarily related to lower sales volume and the impact of higher production costs, primarily higher raw material prices.

Building Products
-----------------
Building Products net sales in 2000 were $833.3 million compared to $791.8 million in 1999. Excluding the impact of the Gema acquisition in 2000, net sales increased 1.4%. Higher sales in the U.S., primarily in the U.S. commercial channel, were mostly offset by lower European sales. Pacific area net sales increased 1.9%.

Operating income in 2000 was $113.9 million compared to $120.0 million in 1999. The operating income decrease was primarily related to higher natural gas prices, partially offset by positive earnings from the Gema acquisition. Results from Armstrong's WAVE grid joint venture with Worthington Industries improved 11% over 1999.

Wood Flooring
-------------
Wood Flooring net sales in 2000 were $684.6 million compared to $629.3 million in 1999, driven primarily by volume growth and improved pricing. Operating income in 2000 was $57.8 million compared to $62.8 million in 1999. The decrease was due to higher lumber costs that offset sales volume growth.

Cabinets
--------
Cabinets net sales in 2000 were $218.2 million compared to $207.2 million in 1999, due to higher volume. Operating income in 2000 was $16.5 million compared to $22.2 million in 1999. The decrease was due to higher costs that offset sales volume growth.

Textiles and Sports Flooring
----------------------------
Textiles and Sports Flooring net sales in 2000 were $277.0 million compared to $313.3 million in 1999. The reduction was primarily due to the unfavorable effects of foreign exchange rates, and the impact of the second quarter 1999 divestiture of Martin Surfacing, Inc. Operating income in 2000 was $5.2 million compared to $11.7 million in 1999. The decline in operating income was due to lower sales and increased general and administrative expenses, which included approximately $3.0 million of employee severance accruals in 2000.

All Other
---------
Net sales reported in this segment during 1999 comprised gasket materials (through June 30, 1999) and textile mill supplies (through September 30, 1999). Armstrong sold the textiles business and 65% of the gaskets business during 1999. Operating income in 2000 related to Armstrong's remaining 35% interest in Interface Solutions Inc.

Excluding charges for asbestos liability, net, unallocated corporate expense of $31.2 million in 2000 compared to $16.6 million of expense in 1999. The 2000 expense includes $19.7 million in expenses related to the CEO transition and other management changes and the decision to vacate an office facility in the U.S.

Geographic Areas
----------------
Net sales in the Americas in 2000 were $2.41 billion, compared to $2.44 billion in 1999. Net sales in Europe in 2000 were $720.3 million, compared to $757.4 million in 1999 due to lower Resilient Flooring sales. Net sales in the Pacific area of $121.4 million compared to $129.1 million in 1999.

Long-lived assets in the Americas in 2000 were $974.6 million compared to $971.9 million in 1999. Long-lived assets in Europe in 2000 were $314.4 million compared to $350.7 million in 1999. The decrease was primarily due lower foreign currency exchange rates in 2000. Long-lived assets in the Pacific area in 2000 were $32.0 million compared to $34.9 million in 1999.

Critical Accounting Policies
----------------------------
AHI utilizes estimates to record many items including asbestos-related liability and insurance asset recoveries, allowances for bad debts, inventory obsolescence and lower of cost or market changes, warranty, workers compensation, general liability and environmental claims. In assessing approximate estimates, management considers all known relevant information and confers with outside parties, including outside counsel, where appropriate.

The following are the critical accounting policies that management believes could have a significant impact to the financial statements if the estimates and judgments used by management turn out to be incorrect based on the actual outcome of future events covered by these estimates.

Asbestos Related Estimates - Prior to its Chapter 11 Filing, AWI estimated its
--------------------------
probable asbestos-related personal injury liability based upon a variety of factors including historical settlement amounts, the incidence of past claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it and the status and results of broad-based settlement discussions. AWI believes its previous range of probable and estimable liability is more uncertain now than before. There are significant differences in the way the asbestos-related personal injury claims may be addressed under the bankruptcy process when compared to the tort system. Accordingly, AWI currently is unable to estimate its ultimate liability in the context of its Chapter 11 Case. Although not estimable, it is likely that the actual liability will be significantly higher than the recorded liability. As the Chapter 11 Case proceeds, there should be more clarity as to the extent of the liability.

Additionally, AHI has recorded $214.1 million of estimated insurance recoveries as of December 31, 2001 related to its asbestos liability. Of the total recorded asset at December 31, 2001, approximately $49.0 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. Approximately $82 million of the $214.1 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the asbestos liability. The total amount recorded reflects the belief in the availability of insurance in this amount, based upon prior success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process. The estimate of probable recoveries may be revised depending on the developments in the matters discussed above as well as events that occur in AWI's Chapter 11 Case.

U.S. Pension Credit - Due to the significantly overfunded status of AHI's U.S.
-------------------
pension plan, AHI recorded a U.S. pension credit of $56.8 million, $63.9 million and $67.2 million in 2001, 2000 and 1999, respectively. These amounts have been consistently calculated and determined based upon a number of assumptions. These assumptions are determined in accordance with FASB Statement No. 87 - "Employers' Accounting for Pensions" ("FAS 87"). Each assumption represents management's best estimate of anticipated future experience. The assumptions that have the most significant impact on reported results are the discount rate and the estimated long-term return on plan assets.

The discount rate is used in the measurement of the retirement liabilities and the interest cost component of net periodic pension cost. AHI's actuary provides the modified duration of AHI's liabilities. Using this approach, management determines the appropriate discount rate by referencing the yield on high quality fixed income securities of a similar duration as well as the yield for Moody's AA-rated corporate bonds. As of December 31, 2001, AHI assumed a discount rate of 7.00%.

The expected long-term return on plan assets represents a long-term view (approximately 5-10 years) of the estimated investment return performance of the pension plan's assets that will be used to satisfy future retirement benefit payments. This percentage is determined by analyzing the composition and allocation of the assets in the pension plan, the current performance and expectation of future performance. AHI also receives input from investment professionals and academic sources for outside opinions on the expected performance of the equity and bond markets. As of December 31, 2001, AHI assumed a return on plan assets of 8.75%.

Actual results that differ from these estimates are captured as actuarial gains/losses and will be amortized into future earnings over the expected remaining service period of active plan participants in accordance with FAS 87. Changes in assumptions could have significant effects on credits to be recognized in future years. As discussed previously, 2002 operating income will be negatively affected by a $25.0 million lower pension credit due to the combination of a lower discount rate and lower expected long-term return on plan assets.

Impairments of Tangible and Intangible Assets - AHI periodically reviews
---------------------------------------------
significant tangible and intangible assets, including goodwill, for impairment under the guidelines of FASB Statement No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". In accordance with this Statement, AHI reviews its businesses for indicators of impairment such as operating losses and/or negative cash flows. If an indication of impairment exists, AHI will estimate future undiscounted cash flows for comparison to the carrying value of the asset. If the cumulative estimated undiscounted cash flows are less than the carrying value of the asset, AHI records an impairment loss equal to the difference between the fair value and carrying value of the asset. These cash flow estimates are based on management's best estimates and rely on information available at the time of the analysis. Actual cash flows that do not materialize in the manner that management estimates could lead to significant future impairments, if the actual cash flows are lower than originally estimated.

During 2001, AHI recorded an impairment charge of $8.4 million in cost of sales within the Textiles and Sports Flooring. The impairment was related to property, plant and equipment that produce certain products for which AHI anticipates lower demand in the future.

Sales-related Accruals - AHI provides direct customer and end-user warranties
----------------------
for its products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. Generally, the terms of these warranties range up to 25 years and provide for the repair or replacement of the defective product. AHI collects and analyzes warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales.

AHI also maintains numerous customer relationships that incorporate sales incentive programs, primarily volume rebates and promotions. The rebates will vary by customer, but usually include tiered incentives based on the level of customer's purchases. Certain promotional allowances are also tied to customer purchase volumes. AHI estimates the amount of expected annual sales during the course of the year and uses the projected sales amount to estimate the cost of the incentive programs.

The amount of actual experience related to these accruals could differ significantly from the estimated amounts. If this occurs, AHI will adjust its accruals accordingly. AHI maintained sales-related accruals of $63.0 million and $59.2 million as of December 31, 2001 and 2000, respectively. AHI records the costs of these accruals as a reduction of gross sales.

Contractual Obligations
-----------------------
As part of its normal operations, AHI enters into numerous contractual obligations that require specific payments during the term of the various agreements. The following table includes amounts ongoing under contractual obligations existing as of December 31, 2001. Only known payments that are merely dependent on the passage of time are included. Obligations from contracts that contain minimum payment amounts are shown at the minimum payment amount. Contracts that still require performance to be rendered by AHI or the counter-party, or have variable payment structures without minimum payments, are excluded. Amounts are presented below based upon the currently scheduled payment terms. Actual future payments may differ from the amounts presented below due to changes in payment terms or events leading to payments in addition to the minimum contractual amounts.

(millions)                                 2002      2003      2004      2005     2006   Thereafter   Total
----------                                ------    ------    ------    ------   ------  ----------  -------
Long-Term Debt/(1)/                       $  6.1    $  1.2    $  3.0    $  1.1   $ 15.6   $  29.4    $  56.4
Capital Lease Obligations/(2)/               1.3       1.4       2.5       1.5      0.9       0.8        8.4
Operating Lease Obligations/(2)/             9.9       7.3       5.6       3.2      2.3      10.1       38.4
Unconditional Purchase Obligations/(3)/      1.9       3.0       3.0       1.8       --        --        9.7
Other Long-Term Obligations/(4)/             5.6       2.9       1.8        --       --        --       10.3
                                          ------    ------    ------    ------   ------   -------    -------
Total Contractual Obligations             $ 24.8    $ 15.8    $ 15.9    $  7.6   $ 18.8   $  40.3    $ 123.2
                                          ======    ======    ======    ======   ======   =======    =======

/(1)/ Payments for long-term debt obligations exclude debt subject to compromise.
/(2)/ Capital and operating lease obligations include the minimum lease payments due under existing lease agreements with noncancelable lease terms in excess of one year. AWI has issued financial guarantees to assure payment on behalf of AWI's subsidiaries in the event of default on various debt and lease obligations in the table above. AHI and AWI have not issued any guarantees on behalf of joint-venture or unrelated businesses.
/(3)/ Unconditional purchase obligations include purchase contracts whereby AHI must make guaranteed minimum payments of a specified amount regardless of how little material is actually purchased ("take or pay" contracts). Included in this amount are payments due to Ardex, the purchaser of Armstrong's former adhesive business that was divested in 2000, under a supply agreement. See "Related Parties" section for further discussion.
/(4)/ Other long-term obligations include payments under employee service and severance agreements as well as retainer payments to advisors within the Chapter 11 Case.

As of December 31, 2001, Armstrong maintained agreements with the lending institutions of several of its distributors. Under these agreements, if a distributor were to default on its borrowings and the lender foreclosed on the assets, the bank could return a large part of any Armstrong product still at the distributor (subject to certain quality and roll size minimums) for a refund of original cost. At December 31, 2001, the maximum inventory amount that Armstrong could have been required to accept back was less than $10 million. No claim has been made under any of these agreements and AHI does not anticipate any such claims in the future.

As part of its executive compensation plan, AHI offers certain executives the ability to participate in a split-dollar insurance program where AHI is responsible for remitting the premiums. As of December 31, 2001, AHI carried a cash surrender value asset of $4.6 million related to this program. Should AHI discontinue making premium payments, the affected insured executives have the right to the entire policy cash surrender value. AHI has no intention of discontinuing these payments at this time.

AHI utilizes other commercial commitments in order to ensure that adequate funds are available to meet operating requirements. Letters of credit are issued to third party suppliers, insurance and financial institutions and can only be drawn upon in the event of AHI's failure to pay its obligations to the beneficiary. This table summarizes the commitments AHI has available for use and has outstanding. Standby letters of credit are currently arranged through AWI's DIP Facility with JP Morgan Chase. Certain standby letters of credit arranged with Wachovia prior to the Filing have been renewed at their schedule expiration date.


                                    Total        Less
Other Commercial                   Amounts      Than 1     1 - 3     4 - 5    Over 5
Commitments                       Committed      Year      Years     Years    Years
------------------------------    ---------     ------     -----     -----    ------
Standby Letter of Credit            $45.5       $45.5       --         --       --

In addition, AHI has lines of credit totaling $239.6 million, of which $22.6 million was used at December 31, 2001 and $217.0 million was available to ensure funds are available to meet operating requirements.

Related Parties
---------------
Armstrong sold 65% of its ownership in its gasket products subsidiary, (now known as Interface Solutions, Inc. or "ISI") on June 30, 1999. Armstrong still retains 35% ownership of this business as of December 31, 2001. As part of the divestiture, Armstrong agreed to continue to purchase a portion of the felt products used in the manufacturing of resilient flooring from ISI for an initial term of eight years. Currently, Armstrong is required to purchase at least 75% of its felt requirements from ISI. The purchase price for these felt products was initially set during the divestiture negotiations and were roughly equivalent to the prevailing market prices from other suppliers at that time. The sale agreement also stipulated quarterly felt price adjustments that are based upon changing market prices for the felt. Since July 1, 1999, the felt price increases and decreases have been immaterial. Armstrong can purchase felt products from another supplier if ISI's prices are more than 10% higher than another supplier's prices. Armstrong continues to monitor the relationship of ISI's prices to other suppliers. Armstrong and ISI are required to cooperate in product reformulation and new product development, but Armstrong is free to seek alternatives to felt products. Additionally, Armstrong receives nominal monthly payments from ISI for some logistics and administrative services under an agreement that expires in 2002. ISI has filed a proof of claim in Armstrong's Chapter 11 Case requesting payment for Armstrong's prepetition obligations. This claim is treated as an unsecured creditor claim.

Armstrong sold its flooring adhesives business, IPG, to a subsidiary of a German company ("Ardex") on July 31, 2000. Under the terms of the sale agreement and a related supply agreement, Armstrong agreed to purchase some of its adhesives from Ardex for an initial term of eight years, subject to certain minimums for the first five years after the sale. Failure to meet the required minimum purchase levels would result in Armstrong paying Ardex a penalty of between 12% and 23% of the purchase shortfall. Armstrong has met the minimum purchase requirements through 2001 and believes that it is likely that the minimum purchase amount will be met in the future. The agreement also calls for price adjustments based upon changing market prices for raw materials, labor and energy costs. Ardex and Armstrong are currently in negotiations regarding the term and raw material pricing under the supply agreement, environmental liabilities and post-closing working capital adjustments. Ardex has filed a proof of claim in Armstrong's Chapter 11 Case requesting payment for Armstrong's prepetition obligations. This claim is treated as an unsecured creditor claim.

Armstrong purchases some grid products from WAVE, its 50%-owned joint venture with Worthington Industries. The total amount of these purchases was approximately $38 million, $41 million and $42 million for the years ended December 31, 2001, 2000 and 1999, respectively. Armstrong also provides certain selling and administrative processing services to WAVE for which it receives reimbursement. Additionally, WAVE leases certain land and buildings from Armstrong. The terms of these transactions are such that there is no material profit recorded by Armstrong when they occur.

Armstrong receives nominal monthly payments from Armacell, the purchaser of its former Insulation Products business, for some logistics and administrative services under an agreement that currently expires in 2002.

As discussed in Item 13, AHI did not have any material related party transactions with any of its outside directors.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
-------------------------------------------------------------------

Market Risk
-----------
Armstrong is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices that could impact its results of operations and financial condition. Armstrong uses financial instruments, including fixed and variable rate debt, as well as swap, forward and option contracts to finance its operations and to hedge interest rate, currency and commodity exposures. Armstrong regularly monitors developments in the capital markets and only enters into currency and swap transactions with established counterparties having investment-grade ratings. Exposure to individual counterparties is controlled, and thus Armstrong considers the risk of counterparty default to be negligible. Swap, forward and option contracts are entered into for periods consistent with underlying exposure and do not constitute positions independent of those exposures. Armstrong uses derivative financial instruments as risk management tools and not for speculative trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage Armstrong's exposure to nonperformance on such instruments.

Interest Rate Sensitivity
-------------------------
Due to AWI's Chapter 11 Filing, all affected debt has been classified as liabilities subject to compromise. All such debt will be addressed in the Chapter 11 Case and during the pendency thereof, AWI does not expect to pay any principal, interest or other payments in respect thereof. The table below provides information about Armstrong's long-term debt obligations as of December 31, 2001, and December 31, 2000. The table presents principal cash flows and related weighted-average interest rates by scheduled maturity dates. Weighted-average variable rates are based on implied forward rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents, which is Armstrong's reporting currency. The amounts below reflect only post-petition debt and debt of entities that are not a part of the Chapter 11 Filing.

                                                                                                           After
Scheduled maturity date                           2002         2003        2004       2005       2006      2007        Total
                                                  ----         ----        ----       ----       ----      ----        -----
($ millions)
------------
As of December 31, 2001
Long-term debt:
   Fixed rate                                    $ 6.1        $ 1.2      $ 3.0      $ 1.1     $15.6      $19.4        $46.4
   Avg. interest rate                             6.12%        5.26%      6.34%      7.50%     6.04%      5.37%        5.80%
-----------------------------------------------------------------------------------------------------------------------------
   Variable rate                                    --           --         --         --        --      $10.0        $10.0
   Avg. interest rate                               --           --         --         --        --       2.20%        2.20%

                                                                                                          After
                                                  2001         2002       2003       2004      2005       2006        Total
                                                  ----         ----       ----       ----      ----       ----        -----
As of December 31, 2000
Long-term debt:
   Fixed rate                                    $16.5        $ 3.1      $ 3.2      $ 2.6     $ 1.0      $37.0        $63.4
   Avg. interest rate                             5.48%        5.44%      6.98%      4.99%     7.63%      6.08%        5.92%
-----------------------------------------------------------------------------------------------------------------------------
   Variable rate                                 $ 2.0           --         --         --        --      $10.0        $12.0
   Avg. interest rate                             7.65%          --         --         --        --       5.30%        5.69%

Armstrong historically managed its ratio of fixed to floating rate debt with the objective of achieving a mix that management believed to be appropriate. To manage this mix in a cost effective manner, Armstrong, from time to time, entered into interest rate swap agreements, in which it agreed to exchange various combinations of fixed and/or variable interest rates based on agreed-upon notional amounts. Because a significant portion of Armstrong's pre-Chapter 11 debt has been classified as liabilities subject to compromise to be addressed in the Chapter 11 Case, Armstrong does not currently maintain any interest rate swap agreements.

Exchange Rate Sensitivity
-------------------------
Armstrong manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. To a large extent, Armstrong's global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. At December 31, 2001, Armstrong's major foreign currency exposures are to the Canadian dollar, the Euro and the British pound.

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

Armstrong also has used foreign currency forward exchange contracts to hedge exposures created by cross-currency inter-company loans.

The table below details Armstrong's outstanding currency instruments, all of which have scheduled maturity before December 31, 2002.

Notional Amount (millions):        December 31, 2001         December 31, 2000
---------------------------        -----------------         -----------------
   Forward contracts                     $189.9                    $36.1
Fair Value (millions):
----------------------
   Forward contracts                     $  1.7                    $ 1.7

Commodity Price Sensitivity
---------------------------
Armstrong purchases natural gas for use in the manufacture of ceiling tiles and other products, as well as to heat many of its facilities. As a result, Armstrong is exposed to movements in the price of natural gas. Armstrong has a policy of minimizing natural gas cost volatility through derivative instruments, including swap contracts, purchased call options, and zero-cash collars. The table below provides information about Armstrong's natural gas contracts as of December 31, 2001 that are sensitive to changes in commodity prices. Notional amounts are in millions of Btu's (MMBtu) and price ranges. As of December 31, 2000, there were no outstanding natural gas contracts.

                                                                           Maturing in:
                                                        ---------------------------------------------------
On balance sheet commodity related derivatives              2002               2003               Total
                                                        -------------      -------------      -------------
As of December 31, 2001
-----------------------
Zero-cash collars:
   Contract amounts (MMBtu)                               5,500,000          1,740,000          7,240,000
   Contract price range ($/MMBtu)                       $3.54 - $4.40      $2.89 - $4.23      $2.89 - $4.40
   Liabilities at fair value (millions)                     $4.8               $0.4                $5.2

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
-------------------------------------------

ARMSTRONG HOLDINGS, INC. AND SUBSIDIARIES
-----------------------------------------

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Earnings for the Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

Schedule II - Valuation and Qualifying Reserves

ARMSTRONG WORLD INDUSTRIES, INC. AND SUBSIDIARIES
-------------------------------------------------

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Earnings for the Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Shareholder's Equity for the Years Ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

Schedule II - Valuation and Qualifying Reserves

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
ARMSTRONG HOLDINGS, INC.

(millions except for per share data)                   First        Second         Third         Fourth    Total year
------------------------------------                  -------       -------       -------       -------    ----------
2001    Net sales                                     $ 780.3       $ 813.9       $ 804.7       $ 736.5    $  3,135.4
----
        Gross profit                                    197.6         219.7         198.9         157.4         773.6
        Net earnings (loss)                              20.3          32.1          41.2          (0.8)         92.8
        Per share of common stock:
           Basic:  Net earnings (loss)                   0.50          0.79          1.02         (0.02)         2.29
           Diluted:  Net earnings (loss)                 0.50          0.78          1.01         (0.02)         2.27
        Dividends per share of common stock              0.00          0.00          0.00          0.00          0.00
        Price range of common stock--high                5.69          4.05          3.74          3.80          5.69
        Price range of common stock--low                 2.06          3.20          2.20          2.34          2.06

2000    Net sales                                     $ 800.3       $ 863.4       $ 864.1       $ 721.6    $  3,249.4
----
        Gross profit                                    229.5         250.6         231.4         153.1         864.6
        Net earnings (loss)                              30.7           7.5          74.3        (100.3)         12.2
        Per share of common stock:
           Basic:  Net earnings (loss)                   0.77          0.19          1.84         (2.48)         0.30
           Diluted:  Net earnings (loss)                 0.76          0.19          1.83         (2.48)         0.30
        Dividends per share of common stock              0.48          0.48          0.48          0.00          1.44
        Price range of common stock--high               36.81         20.50         17.38         12.19         36.81
        Price range of common stock--low                16.06         15.30         11.81          0.75          0.75

Quarterly financial information for Armstrong is identical to the AHI information above except for net 2000 earnings (loss) which is detailed below. Per share information is not applicable to AWI since it does not have any publicly traded stock.

(millions)                                             First        Second         Third         Fourth    Total year
----------                                            -------       ------        -------       --------   ----------
2000    Net earnings                                  $  30.7       $  7.1        $  74.3       ($100.3)   $     11.8

The difference between the net earnings of AHI and Armstrong in the second quarter of 2000 is primarily due to transactions that occurred related to the formation of Armstrong Holdings, Inc.

Note: The net sales and gross profit amounts reported above are reported on a continuing operations basis. These amounts differ from those previously reported on Form 10-Q due to the reporting of discontinued operations. Net sales are also impacted from the implementation of EITF Issue Nos. 00-010, 00-014 and 00-022 (see Note 2). The sum of the quarterly earnings per share data does not equal the total year amounts due to changes in the average shares outstanding and, for diluted data, the exclusion of the antidilutive effect in certain quarters.

Fourth Quarter 2001 Compared With Fourth Quarter 2000
-----------------------------------------------------
Net sales of $736.5 million increased from sales of $721.6 million in the fourth quarter of 2000. Resilient Flooring and Cabinet sales increased by 12.5% and 11.5%, respectively. Resilient Flooring sales in the Americas increased 18.2% due to improved volumes and price mix, while Europe experienced a slight increase of 1.4%. Cabinet sales increased due to favorable product mix and volume growth. Textiles and Sports Flooring decreased 13.8% due to the weak European market and a decline in demand from the leisure and travel industry. Building Products decreased 6.2% due to a soft U.S. commercial market. Wood Flooring increased 1.8% due to higher sales to the independent channel, while sales to the home center market were flat.

Operating income from continuing operations of $1.8 million in the fourth quarter of 2001 compared to an operating loss from continuing operations of $2.1 million in the fourth quarter of 2000. This increase was due to increased sales and decreased SG&A expenses, offset by increased net restructuring costs.

For the fourth quarter, the cost of goods sold was 78.6% of sales in 2001 compared to 78.8% in 2000. In 2000, excluding a $5.4 million charge to cost of goods sold for write-downs of production-line assets related to the reorganization efforts that were not categorized as restructuring costs, the fourth quarter cost of goods sold was

78.1%. These write-downs of production-line assets primarily related to changes in production facilities and product offerings.

During the fourth quarter of 2001, a charge of $5.5 million was recorded to revise management's best estimate for the accrual of workers compensation claims. Additionally, the fourth quarter of 2001 includes $2.8 million of income from the reversal of previously-accrued potential preference claims that have been resolved, as well as $2.8 million of environmental and building demolition expenses at one manufacturing facility.

Operating income in the fourth quarter of 2000 included a $4.2 million gain from the divestiture of a component of the Textiles and Sports Flooring segment.

The fourth quarter of 2001 included $6.3 million in Chapter 11 reorganization costs, net compared to $103.3 million in the fourth quarter of 2000. See Item 1 for further details.

Other income, net in 2001 included a $3.5 million gain from the demutualization of an insurance company (Prudential Insurance Co.) with whom Armstrong has company-owned life insurance policies.

When compared to the fourth quarter of 2000, the tax benefit rate for the fourth quarter 2001 increased from 31.1% to 85.7% due primarily to the impact of lower operating losses on permanent differences between book and tax. Other items accounting for the remaining increase in the tax benefit rate included improved foreign tax credit utilization and lower foreign taxes. The 2001 tax provision reflects the reversal of certain state tax and other accruals no longer required due to the completion of state tax audits and/or expiration of statutes of limitation partially offset by certain nondeductible expenses.

A net loss of $0.8 million, or $0.02 per share, in the fourth quarter of 2001 compared to a net loss of $100.3 million, or $2.48 per share, in the fourth quarter of 2000.

                   Armstrong Holdings, Inc., and Subsidiaries
                       Consolidated Statements of Earnings
                     (in millions, except per share amounts)

                                                                                                         Years Ended December 31
                                                                                                       2001       2000       1999
                                                                                                       ----       ----       ----
Net sales                                                                                            $3,135.4   $3,249.4  $3,322.9
Cost of goods sold                                                                                    2,361.8    2,384.8   2,290.5
                                                                                                     --------   --------  --------
Gross profit                                                                                            773.6      864.6   1,032.4

Selling, general and administrative expenses                                                            596.2      597.2     607.8
Charge for asbestos liability, net                                                                       22.0      236.0     335.4
Restructuring and reorganization charges (reversals), net                                                 9.0       18.8      (1.4)
Goodwill amortization                                                                                    22.8       23.9      25.5
Equity (earnings) from affiliates, net                                                                  (16.5)     (18.0)    (16.8)
                                                                                                     --------   --------  --------
Operating income                                                                                        140.1        6.7      81.9

Interest expense (unrecorded contractual interest of $86.0, $6.0 and $0.0)                               13.1      102.9     105.2
Other (income), net                                                                                      (1.2)     (76.7)     (6.6)
                                                                                                     --------   --------  --------
Income (loss) from continuing operations before Chapter 11 reorganization costs
    and income tax expense (benefit)                                                                    128.2      (19.5)    (16.7)
Chapter 11 reorganization costs, net                                                                     12.5      103.3         -
                                                                                                     --------   --------  --------

Earnings (loss) from continuing operations before income tax expense (benefit)                          115.7     (122.8)    (16.7)
Income tax expense (benefit)                                                                             42.5      (37.7)     (0.5)
                                                                                                     --------   --------  --------

Earnings (loss) from continuing operations                                                           $   73.2   $  (85.1) $  (16.2)
                                                                                                     --------   --------  --------

Income from discontinued operations, net of tax of $0.0, $3.9 and $15.4, respectively                       -        6.3      30.5
Gain (loss) on sale of discontinued operations, net of tax of $0.0 and $39.2, respectively               (1.1)     114.8         -
Net loss on expected disposal of discontinued operations, net of tax of $0.0 and $10.7, respectively     (3.3)     (23.8)        -
Net reversal of loss on discontinued operations no longer to be disposed, net of tax of $10.7            24.0          -         -
                                                                                                     --------   --------  --------
Earnings from discontinued operations                                                                    19.6       97.3      30.5
                                                                                                     --------   --------  --------

Net earnings                                                                                         $   92.8   $   12.2  $   14.3
                                                                                                     ========   ========  ========

Earnings (loss) per share of common stock, continuing operations:
  Basic                                                                                              $   1.81   $  (2.12) $  (0.41)
  Diluted                                                                                            $   1.79   $  (2.12) $  (0.41)

Earnings per share of common stock, discontinued operations:
  Basic                                                                                              $   0.48   $   2.42  $   0.76
  Diluted                                                                                            $   0.48   $   2.42  $   0.76

Net earnings per share of common stock:
  Basic                                                                                              $   2.29   $   0.30  $   0.36
  Diluted                                                                                            $   2.27   $   0.30  $   0.36

Average number of common shares outstanding:
  Basic                                                                                                  40.5       40.2      39.9
  Diluted                                                                                                40.8       40.5      40.2

See accompanying notes to consolidated financial statements beginning on page
48.

                   Armstrong Holdings, Inc., and Subsidiaries
                           Consolidated Balance Sheets
            (amounts in millions, except share and per share amounts)

                                                                                        As of December 31,
             Assets                                                                     2001         2000
             ------                                                                     ----         ----
Current assets:
     Cash and cash equivalents                                                       $  277.4      $  159.1
     Accounts and notes receivable, net                                                 316.5         369.0
     Inventories, net                                                                   443.1         399.9
     Deferred income taxes                                                               11.5          10.0
     Other current assets                                                                65.8          84.0
                                                                                     --------      --------
          Total current assets                                                        1,114.3       1,022.0

Property, plant and equipment, less accumulated depreciation and
     amortization of $1,143.3 and $1,091.0, respectively                              1,283.7       1,321.0

Insurance receivable for asbestos-related liabilities, noncurrent                       192.1         236.1
Prepaid pension costs                                                                   391.1         337.4
Investment in affiliates                                                                 39.6          37.3
Goodwill, net                                                                           822.8         846.0
Other intangibles, net                                                                   89.0          92.7
Deferred income tax assets, noncurrent                                                      -           6.8
Other noncurrent assets                                                                 101.8         105.9
                                                                                     --------      --------
          Total assets                                                               $4,034.4      $4,005.2
                                                                                     ========      ========

     Liabilities and Shareholders' Equity
     ------------------------------------
Current liabilities:
     Short-term debt                                                                 $   18.9        $ 35.9
     Current installments of long-term debt                                               6.1          18.5
     Accounts payable and accrued expenses                                              298.6         292.0
     Income taxes                                                                        40.8          30.7
     Accrued loss on expected disposal of discontinued operations                           -          34.5
                                                                                     --------      --------
          Total current liabilities                                                     364.4         411.6
                                                                                     --------      --------

Liabilities subject to compromise                                                     2,357.6       2,385.2

Long-term debt, less current installments                                                50.3          56.9
Postretirement and postemployment benefit liabilities                                   242.7         244.8
Pension benefit liabilities                                                             147.2         156.8
Other long-term liabilities                                                              84.6          77.9
Deferred income taxes                                                                    18.4             -
Minority interest in subsidiaries                                                         8.8           6.9
                                                                                     --------      --------
          Total noncurrent liabilities                                                2,909.6       2,928.5

Shareholders' equity:
     Common stock, $1 par value per share
       Authorized 200 million shares; issued 51,878,910 shares                           51.9          51.9
     Capital in excess of par value                                                     166.8         162.2
     Reduction for ESOP loan guarantee                                                 (142.2)       (142.2)
     Retained earnings                                                                1,244.3       1,151.5
     Accumulated other comprehensive loss                                               (47.1)        (45.2)
     Less common stock in treasury, at cost
       2001 - 11,176,617 shares; 2000 - 11,034,325 shares                              (513.3)       (513.1)
                                                                                     --------      --------
          Total shareholders' equity                                                    760.4         665.1
                                                                                     --------      --------

          Total liabilities and shareholders' equity                                 $4,034.4      $4,005.2
                                                                                     ========      ========

See accompanying notes to consolidated financial statements beginning on page
48.

                   Armstrong Holdings, Inc., and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                 (amounts in millions, except per share amounts)

                                                                       2001                   2000                  1999
                                                                       ----                   ----                  ----
Common stock, $1 par value:
--------------------------
Balance at beginning and end of year                                $    51.9              $   51.9              $   51.9
                                                                    ---------              --------              --------

Capital in excess of par value:
------------------------------
Balance at beginning of year                                        $   162.2              $  176.4              $  173.0
Stock issuances and other                                                 4.6                  (8.9)                  3.4
Contribution of treasury stock to ESOP                                      -                  (5.3)                    -
                                                                    ---------              --------              --------
Balance at end of year                                              $   166.8              $  162.2              $  176.4
                                                                    ---------              --------              --------

Reduction for ESOP loan guarantee:
---------------------------------
Balance at beginning of year                                        $  (142.2)             $ (190.3)             $ (199.1)
Principal paid                                                              -                  13.2                  23.3
Loans to ESOP                                                               -                  (7.3)                (12.8)
Interest on loans to ESOP                                                   -                  (1.1)                 (1.3)
Contribution of treasury stock to ESOP                                      -                  (4.1)                 (5.8)
Impairment of loans to ESOP                                                 -                  43.3                     -
Accrued compensation                                                        -                   4.1                   5.4
                                                                    ---------              --------              --------
Balance at end of year                                              $  (142.2)             $ (142.2)             $ (190.3)
                                                                    ---------              --------              --------

Retained earnings:
-----------------
Balance at beginning of year                                        $ 1,151.5              $1,196.2              $1,257.0
Net earnings for year                                                    92.8   $   92.8       12.2   $   12.2       14.3   $   14.3
Tax benefit on dividends paid on unallocated ESOP common shares             -                   1.2                   1.8
                                                                    ---------              --------              --------
  Total                                                             $ 1,244.3              $1,209.6              $1,273.1
Less common stock dividends (per share
  $0.00 in 2001; $1.44 in 2000; $1.92 in 1999)                              -                  58.1                  76.9
                                                                    ---------              --------              --------
Balance at end of year                                              $ 1,244.3              $1,151.5              $1,196.2
                                                                    ---------              --------              --------

Accumulated other comprehensive income (loss):
---------------------------------------------
Balance at beginning of year                                        $   (45.2)             $  (16.5)             $  (25.4)
  Foreign currency translation adjustments                               (3.3)                (17.2)                 (3.4)
  Derivative loss, net                                                   (3.3)                    -                     -
  Impairment loss on available for sale securities                        2.0                     -                     -
  Unrealized loss on available for sale securities                          -                  (2.0)                    -
  Minimum pension liability adjustments                                   2.7                  (9.5)                 12.3
                                                                    ---------              --------              --------
 Total other comprehensive income (loss)                                 (1.9)      (1.9)     (28.7)     (28.7)       8.9        8.9
                                                                    ---------   --------   --------   --------   --------   --------
Balance at end of year                                              $   (47.1)             $  (45.2)             $  (16.5)
                                                                    ---------              --------              --------

Comprehensive income (loss)                                                     $   90.9              $  (16.5)             $   23.2
--------------------------                                                      ========              ========              ========

Less treasury stock at cost:
---------------------------
Balance at beginning of year                                        $   513.1              $  538.5              $  547.7
Stock purchases                                                           0.3                   1.6                   1.3
Stock issuance activity, net                                             (0.1)                (17.6)                 (2.6)
Contribution of treasury stock to ESOP                                      -                  (9.4)                 (7.9)
                                                                    ---------              --------              --------
Balance at end of year                                              $   513.3              $  513.1              $  538.5
                                                                    ---------              --------              --------

Total shareholders' equity                                          $   760.4              $  665.1              $  679.2
                                                                    =========              ========              ========

See accompanying notes to consolidated financial statements beginning on page
48.

                   Armstrong Holdings, Inc., and Subsidiaries
                      Consolidated Statements of Cash Flows
                              (amounts in millions)

                                                                                           Years Ended December 31,
                                                                                       2001         2000         1999
                                                                                     --------     --------     --------
Cash flows from operating activities:
     Net earnings                                                                    $   92.8     $   12.2     $   14.3
     Adjustments to reconcile net earnings to net cash
           provided by operating activities:
       Depreciation and amortization, continuing operations                             156.8        164.4        158.4
       Depreciation and amortization, discontinued operations                               -          4.1         10.8
       Loss (gain) on sale of businesses, net                                             0.9       (183.9)        (1.0)
       Reversal of loss on expected disposal of discontinued business                   (31.4)           -            -
       Deferred income taxes                                                             23.7        (35.7)       (38.3)
       Equity (earnings) from affiliates, net                                           (16.5)       (18.0)       (16.8)
       Chapter 11 reorganization costs, net                                              12.5        103.3            -
       Chapter 11 reorganization costs payments                                         (15.0)        (2.6)           -
       Restructuring and reorganization charges (reversals)                               9.0         18.8         (1.4)
       Restructuring and reorganization payments                                        (14.1)        (7.9)       (16.9)
       Recoveries (payments) for asbestos-related claims, net                            32.2       (199.2)      (114.4)
       Charge for asbestos liability, net                                                22.0        236.0        335.4
       Impairment of long-lived assets                                                    8.4            -            -
       Decrease in net assets of discontinued operations                                    -            -          0.6
Changes in operating assets and liabilities net of effects of reorganizations, restructuring, acquisitions and dispositions
       (Increase)/decrease in receivables                                                45.3         37.2        (23.1)
       (Increase)/decrease in inventories                                               (50.2)        13.8         (9.9)
       (Increase)/decrease in other current assets                                       23.9        (12.6)        30.1
       (Increase) in other noncurrent assets                                            (60.4)       (41.6)       (52.6)
       Increase/(decrease) in accounts payable and accrued expenses                      10.6        (76.6)        86.0
       Increase/(decrease) in income taxes payable                                       10.1         25.9        (12.2)
       Increase/(decrease) in other long-term liabilities                                 3.7        (27.0)        15.1
       Other, net                                                                         7.8         17.2        (16.6)
                                                                                     --------     --------     --------
Net cash provided by operating activities                                               272.1         27.8        347.5
                                                                                     --------     --------     --------

Cash flows from investing activities:
     Purchases of property, plant and equipment, continuing operations                 (112.9)      (147.1)      (175.0)
     Purchases of property, plant and equipment, discontinued operations                    -         (3.0)        (8.6)
     Investment in computer software                                                    (14.9)       (12.0)       (11.6)
     Acquisitions, net of cash acquired                                                  (5.6)        (6.5)        (3.8)
     Distributions from equity affiliates                                                13.5         12.7         40.8
     Proceeds from the sale of businesses                                                   -        329.9         88.3
     Proceeds from the sale of assets                                                     6.0          5.3          7.9
                                                                                     --------     --------     --------
Net cash (used for) provided by investing activities                                   (113.9)       179.3        (62.0)
                                                                                     --------     --------     --------

Cash flows from financing activities:
     Increase/(decrease) in short-term debt, net                                        (15.8)        16.0        (69.7)
     Issuance of long-term debt                                                             -          3.4        200.0
     Payments of long-term debt                                                         (17.6)       (36.3)      (332.4)
     Cash dividends paid                                                                    -        (58.1)       (76.9)
     Purchase of common stock for the treasury, net                                      (0.3)        (1.6)        (1.3)
     Proceeds from exercised stock options                                                  -          0.1          1.2
     Other, net                                                                          (4.2)         5.6         (2.8)
                                                                                     --------     --------     --------
Net cash used for financing activities                                                  (37.9)       (70.9)      (281.9)
                                                                                     --------     --------     --------

Effect of exchange rate changes on cash and cash equivalents                             (2.0)        (3.7)        (2.9)
                                                                                     --------     --------     --------

Net increase in cash and cash equivalents                                            $  118.3     $  132.5     $    0.7
Cash and cash equivalents at beginning of year                                          159.1         26.6         25.9
                                                                                     --------     --------     --------

Cash and cash equivalents at end of year                                             $  277.4     $  159.1     $   26.6
                                                                                     ========     ========     ========

See accompanying notes to consolidated financial statements beginning on page
48.

                    Armstrong Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

NOTE 1. BUSINESS AND CHAPTER 11 REORGANIZATION
----------------------------------------------
Armstrong World Industries, Inc. ("AWI") is a Pennsylvania corporation incorporated in 1891, which together with its subsidiaries is referred to here as "Armstrong". Through its U.S. operations and U.S. and international subsidiaries, Armstrong designs, manufactures and sells flooring products (resilient, wood, carpeting and sports flooring) as well as ceiling systems, around the world. Armstrong products are sold primarily for use in the finishing, refurbishing and repair of residential, commercial and institutional buildings. Armstrong also designs, manufactures and sells kitchen and bathroom cabinets.

Armstrong Holdings, Inc. (which together with its subsidiaries is referred to here as "AHI") is the publicly held parent holding company of Armstrong. Armstrong Holdings, Inc. became the parent company of Armstrong on May 1, 2000, following AWI shareholder approval of a plan of exchange under which each share of AWI was automatically exchanged for one share of Armstrong Holdings, Inc. Armstrong Holdings, Inc. was formed for purposes of the share exchange and holds no other significant assets or operations apart from AWI and AWI's subsidiaries. Stock certificates that formerly represented shares of AWI were automatically converted into certificates representing the same number of shares of Armstrong Holdings, Inc. The publicly held debt of AWI was not affected in the transaction.

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

AWI is operating its business and managing its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. Pursuant to the provisions of the Bankruptcy Code, AWI is not permitted to pay any claims or obligations which arose prior to the Filing date (prepetition claims) unless specifically authorized by the Court. Similarly, claimants may not enforce any claims against AWI that arose prior to the date of the Filing unless specifically authorized by the Court. In addition, as a debtor-in-possession, AWI has the right, subject to the Court's approval, to assume or reject any executory contracts and unexpired leases in existence at the date of the Filing. Parties having claims as a result of any such rejection may file claims with the Court, which will be dealt with as part of the Chapter 11 Case.

Three creditors' committees, one representing asbestos personal injury claimants, one representing asbestos property damage claimants, and the other representing other unsecured creditors, have been appointed in the Chapter 11 Case. In accordance with the provisions of the Bankruptcy Code, they have the right to be heard on matters that come before the Court in the Chapter 11 Case.

During the fourth quarter of 2001, U.S. Third Circuit Court of Appeals assigned U.S. District Judge Alfred M. Wolin of New Jersey to preside over the Chapter 11 Case in the District of Delaware. Judge Wolin also presides over four other asbestos-related Chapter 11 cases pending in the District of Delaware. Judge Wolin retained issues relating to asbestos personal injury claims and referred other asbestos-related issues and bankruptcy-related matters to U.S. Bankruptcy Judge Randall J. Newsome.

AWI intends to address all prepetition claims, including all asbestos-related claims, in a plan of reorganization in its Chapter 11 Case. At this time, it is impossible to predict how such a plan will treat such claims and how a plan will impact the value of shares of common stock of AHI. Under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full or unless creditors accept a reorganization plan which permits holders of equity interests to participate. The formulation and implementation of a plan of reorganization in the Chapter 11 Case could take a significant period of time. Currently, AWI has the exclusive right to file a plan of reorganization until October 4, 2002, and this date may be further extended by the Court.

AWI believes that progress is being made in the negotiations with the asbestos personal injury claimants and the unsecured creditors committees with respect to reaching resolution of the principal elements of a reorganization plan. However, it is not possible to predict whether these negotiations will be successful. Therefore, the timing of resolution of the Chapter 11 Case remains highly uncertain.

Bar Date for Filing Claims
--------------------------
The Court established August 31, 2001 as the bar date for all claims against AWI except for certain specified claims. A bar date is the date by which claims against AWI must be filed if the claimants wish to participate in any distribution from the Chapter 11 Case. The Court extended the bar date for claims from the U.S. Internal Revenue Service until March 29, 2002 and for claims from several environmental agencies until the second quarter of 2002. In March 2002, the Court ruled that the time to file claims related to asbestos property damage would not be further extended, but allowed certain alleged holders of asbestos property damage claims to file a class proof of claim against AWI. Upon such filing, the Court will later determine whether the proposed class should be certified. A bar date for asbestos-related personal injury claims has not been set.

Approximately 4,400 proofs of claim totaling approximately $6.0 billion alleging a right to payment from AWI were filed with the Court in response to the August 31, 2001 bar date, which are discussed below. AWI continues to investigate claims to determine their validity. The Court will ultimately determine liability amounts that will be allowed as part of the Chapter 11 process

In its ongoing review of the filed claims, AWI already identified and successfully objected to approximately 900 claims totaling $1.4 billion. These claims were, primarily, duplicate filings, amendments to previously filed claims or claims that are not related to AWI. The Court disallowed these claims with prejudice in January 2002.

In addition to the objected claims described above, approximately 1,000 proofs of claim totaling approximately $1.9 billion were filed with the Court that are associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI's participation in the Center for Claims Resolution ("the Center"). As stated above, the bar date of August 31, 2001 did not apply to asbestos-related personal injury claims. AWI will address all asbestos-related claims in the future within the Chapter 11 process. See further discussion regarding AWI's liability for asbestos-related matters in
Note 28.

Approximately 500 proofs of claim totaling approximately $0.8 billion alleging asbestos-related property damage were filed with the Court. Most of these claims are new to AWI and many were submitted with insufficient documentation to assess their validity. AWI has petitioned the Court to disallow approximately 50 claims totaling approximately $0.5 billion. AWI expects to continue vigorously defending any asserted asbestos-related property damage claims in the Court. AWI believes that it has a significant amount of existing insurance coverage available for asbestos-related property damage liability, with the amount ultimately available dependent upon, among other things, the profile of the claims that may be allowed by the Court. AWI's history of property damage litigation prior to the Chapter 11 filing is described in Note 28.

Approximately 2,000 claims totaling approximately $1.9 billion alleging a right to payment for financing, environmental, trade debt and other claims were filed with the Court. AWI has identified approximately 200 of these claims totaling approximately $20 million that it believes should be disallowed by the Court. For these categories of claims, AWI has previously recorded approximately $1.6 billion in liabilities. AWI continues to investigate the claims to determine their validity.

AWI continues to evaluate claims. AWI has recorded liability amounts for those claims that can be reasonably estimated and for which it believes are probable of being allowed by the Court. At this time, it is impossible to reasonably estimate the value of all the claims that will ultimately be allowed by the Court. However, it is likely the value of the claims ultimately allowed by the Court will be in excess of amounts presently recorded by AWI and will be material to AWI's financial position and the results of its operations. However, AWI is not able to determine a range of possible liability with any reasonable degree of accuracy, due to the uncertainties of the Chapter 11 process, the in-progress state of AWI's investigation of submitted claims and the lack of documentation submitted in support of many claims.

Financing
---------
As of December 31, 2001, AWI had no outstanding debt borrowings under its $200 million debtor-in-possession credit facility (the "DIP Facility") and AWI had $193.8 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. As of December 31, 2001, AWI had approximately $8.4 million in letters of credit which were issued pursuant to the DIP Facility. Borrowings are limited to an adjusted amount of receivables, inventories and PP&E. AWI believes that the DIP Facility, together with cash generated from operations, will be more than adequate to address its liquidity needs. Borrowings under the DIP Facility, if any, and obligations to reimburse draws upon the letters of credit constitute superpriority administrative expense claims in the Chapter 11 Case. The DIP Facility is scheduled to expire on December 6, 2002.

Accounting Impact
-----------------
AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. See
Note 4 for detail of the liabilities subject to compromise at December 31, 2001 and 2000. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI's prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI's estimated liability for personal injury asbestos claims is also recorded in liabilities subject to compromise. See Note 28 for further discussion of AWI's asbestos liability.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities in the fourth quarter and full year of 2001:

                                                             Three Months Ended            Year Ended
(millions)                                                    December 31, 2001         December 31, 2001
---------                                                     -----------------         -----------------
Professional fees                                                  $   7.3                    $  24.5
Interest income, post petition                                        (1.1)                      (5.1)
Reductions to prepetition liabilities                                    -                       (2.0)
Termination of prepetition lease obligation                              -                       (5.9)
Other (income) expense directly related to bankruptcy, net             0.1                        1.0
                                                                   -------                    -------
Total Chapter 11 reorganization costs, net                         $   6.3                    $  12.5
                                                                   =======                    =======

Professional fees represent legal and financial advisory fees and expenses directly related to the Filing.

Interest income in the above table is from short-term investments of cash earned by AWI subsequent to the Filing.

Reductions to prepetition liabilities represent the difference between the prepetition invoiced amount and the actual cash payment made to certain vendors due to negotiated settlements. These payments of prepetition obligations were made pursuant to authority granted by the Court.

Termination of prepetition lease obligation represents the reversal of an accrual for future lease payments for office space in the U.S. that AWI will not pay due to the rejection of the lease contract in the Chapter 11 Case. This amount was previously accrued in the third quarter of 2000 as part of a restructuring charge when the decision to vacate the premises was made.

As a result of the Filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession, AWI may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

Use of Estimates. These financial statements are prepared in accordance with
----------------
generally accepted accounting principles and include management estimates and judgments, where appropriate. Management utilizes estimates to record many items including asbestos-related liabilities and insurance asset recoveries and reserves for bad debts, inventory obsolescence, warranty, workers compensation, general liability and environmental claims. Management determines the amount of necessary reserves based upon all known relevant information. Management also confers with outside parties, including outside counsel, where appropriate. Actual results may differ from these estimates.

Consolidation Policy. The consolidated financial statements and accompanying
--------------------
data in this report include the accounts of AHI and its majority-owned subsidiaries. All significant intercompany transactions have been eliminated from the consolidated financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

Revenue Recognition. Substantially all of AHI revenue from the sale of products
-------------------
and the related accounts receivable is recorded as title transfers, generally on the date of shipment. A provision is made for the estimated cost of rebates and promotional programs that includes some estimates of applicable sales. Provisions for estimated discounts and bad debt losses are based on knowledge of specific customers and a review of outstanding accounts receivable balances.

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

Segments. AHI accounts for operating business segments based upon products and
--------
services provided in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." See Note 3 for segment descriptions and required disclosure.

Advertising Costs. AHI recognizes advertising expenses as they are incurred.
-----------------

Shipping and Handling Costs. Starting with the fourth quarter of 2000, AHI
---------------------------
applied the provisions of EITF Issue No. 00-010, "Accounting for Shipping and Handling Fees and Costs". Consequently, in 2000 shipping and handling costs of approximately $141.8 million and $136.6 million in 2000 and 1999, respectively, have been reclassified from net sales to cost of goods sold (increasing both). This change had no effect on gross margins or retained earnings as of any date.

Sales Incentives. In accordance with EITF Issue No. 00-014, "Accounting for
----------------
Certain Sales Incentives", in 2000 AHI reclassified certain sales incentives from Selling, General and Administrative ("SG&A") expense to net sales (reducing both) by $1.3 million and $1.2 million in 2000 and 1999, respectively. In accordance with EITF Issue No. 00-022, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future," in 2001 AHI reclassified certain sales volume incentives from SG&A expense to net sales (reducing both) by $30.0 million and $30.6 million in 2000 and 1999, respectively.

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

Gains and Losses on Divestitures. AHI generally records the gain or loss on
--------------------------------
divested businesses in other income. Cash and Cash Equivalents. Short-term investments that have maturities of three months or less when purchased are considered to be cash equivalents.

Inventories. Inventories are valued at the lower of cost or market. Inventories
-----------
also include certain resilient flooring samples used in ongoing sales and marketing activities.

Long-Lived Assets. Property, plant and equipment values are stated at
-----------------
acquisition cost less accumulated depreciation and amortization. Depreciation charges for financial reporting purposes are determined on the straight-line basis at rates calculated to provide for the retirement of assets at the end of their useful lives, generally as follows: buildings, 20 to 40 years; machinery and equipment, 3 to 20 years. Impairment losses are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. For purposes of calculating any impairment, fair values are determined using a net discounted cash flows approach. When assets are disposed of or retired, their costs and related depreciation are removed from the financial statements and any resulting gains or losses normally are reflected in "Selling, general and administrative expenses."

Costs of the construction of certain long-lived assets include capitalized interest which is amortized over the estimated useful life of the related asset. There was no capitalized interest recorded in 2001 due to the Chapter 11 Filing. Capitalized interest was $0.4 million in 2000 and $4.3 million in 1999.

Goodwill and Other Intangibles. Goodwill and other intangibles are amortized on
------------------------------
a straight-line basis over periods from 3 to 40 years. On a periodic basis, AHI estimates the future undiscounted cash flows of the businesses to which goodwill relates in order to ensure that the carrying value of goodwill and other intangibles has not been impaired.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Impairment losses, if any, will be measured as of January 1, 2002 and recognized as the cumulative effect of a change in accounting principle in 2002. Statement 142 will also require that intangible assets with determinable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of FAS 141 in the third quarter of 2001 had no impact on AHI's financial statements. AHI is required to adopt the provisions of Statement 142 effective January 1, 2002. AHI will be required to test goodwill for impairment in accordance with the provisions of Statement 142 and record any impairment charges to any affected assets by the end of 2002.

As of January 1, 2002, AHI has unamortized goodwill of $822.8 million and unamortized identifiable intangible assets in the amount of $89.0 million, all of which will be subject to the transition provisions of Statement 142. Amortization expense related to goodwill was $22.8, $23.9 and $25.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. Armstrong is currently in the process of analyzing the impact of Statement 142. The Wood Flooring segment has $717.2 million of unamortized goodwill on its books as of December 31, 2001. Based on preliminary assessments of the impact of adopting Statement 142, AHI believes that a significant portion of this goodwill will be considered impaired under the new accounting standard. AHI has not yet determined the amount of any impairment, but expects to complete its analysis, including valuations of tangibles and intangible assets, in the first half of 2002. Due to the complexity, timing and scale of the process, AHI is currently unable to precisely determine the amount of the goodwill impairment charge but expects the impairment charge in 2002 to be in excess of $300 million.

Foreign Currency Transactions. Assets and liabilities of AHI's subsidiaries
-----------------------------
operating outside the United States, which account in a functional currency other than US dollars, are translated using the year end exchange rate. Revenues and expenses are translated at the average exchange rates effective during the year. Foreign currency translation gains or losses are included as a component of accumulated other comprehensive income (loss) within shareholders' equity. Gains or losses on foreign currency transactions are recognized through the statement of earnings.

Financial Instruments and Derivatives. AHI uses derivatives and other financial
-------------------------------------
instruments to diversify or offset the effect of currency, interest rate and commodity price variability. See Note 17 for further discussion.

Fiscal Periods. The fiscal years of the Wood Flooring and Cabinets segments end
--------------
on the Saturday closest to December 31, which was December 29, 2001, December 30, 2000, and January 2, 2000. No events occurred between these dates and December 31 materially affecting AHI's financial position or results of operations.

NOTE 3. NATURE OF OPERATIONS
----------------------------
Industry Segments
-----------------

                                                                                      Textiles
                                                                                         &
      For the year ended 2001         Resilient     Building    Wood                   Sports     All      Unallocated
      -----------------------
                                      Flooring      Products    Flooring   Cabinets   Flooring   Other      Corporate       Total
                                      --------      --------    --------   --------   --------   -----      ---------       -----
(millions)
---------
Net sales to external customers      $1,162.3       $ 830.7     $ 654.3     $ 225.2   $ 262.9        -               -     $3,135.4
Equity (earnings) from affiliates        (0.1)        (16.1)          -           -         -   $ (0.3)              -        (16.5)
Segment operating income (loss)          70.8          92.4         0.9        15.2      (0.7)     0.3        $  (38.8)       140.1
Restructuring and reorganization
  charges, net of reversals               0.2           1.1         4.1         1.1       1.2        -             1.3          9.0
Segment assets                          867.6         527.0     1,260.6       108.0     162.9     16.3         1,092.0      4,034.4
Depreciation and amortization            57.3          33.0        36.0         2.3       4.7        -            23.5        156.8
Investment in affiliates                  0.9          22.4           -           -         -     16.3               -         39.6
Capital additions                        43.9          32.2        22.7         2.1       8.6        -            18.3        127.8

                                                                                      Textiles
                                                                                         &
      For the year ended 2000         Resilient     Building    Wood                   Sports     All      Unallocated
      -----------------------
                                      Flooring      Products    Flooring   Cabinets   Flooring   Other      Corporate       Total
                                      --------      --------    --------   --------   --------   -----      ---------       -----
(millions)
 --------
Net sales to external customers      $1,236.3       $ 833.3     $ 684.6     $ 218.2   $ 277.0        -               -     $3,249.4
Intersegment sales                        4.2             -           -           -         -        -               -          4.2
Equity (earnings) from affiliates           -         (17.9)          -           -         -   $ (0.1)              -        (18.0)
Segment operating income (loss)          80.4         113.9        57.8        16.5       5.2      0.1        $ (267.2)         6.7
Restructuring and reorganization
 charges, net of reversals                7.9           0.2         1.3         0.4       0.8        -             8.2         18.8
Segment assets                          897.6         568.5     1,255.1       103.5     200.3     16.3           963.9      4,005.2
Depreciation and amortization            70.1          32.8        34.7         2.3       3.5        -            21.0        164.4
Investment in affiliates                  1.1          19.9           -           -         -     16.3               -         37.3
Capital additions                        52.0          43.6        32.5         6.2      11.1        -            13.7        159.1

                                                                                      Textiles
                                                                                         &
      For the year ended 1999         Resilient     Building    Wood                   Sports     All      Unallocated
      -----------------------
                                      Flooring      Products    Flooring   Cabinets   Flooring   Other      Corporate       Total
                                      --------      --------    --------   --------   --------   -----      ---------       -----
(millions)
---------
Net sales to external  customers     $1,329.8       $ 791.8     $ 629.3    $ 207.2   $ 313.3    $ 51.5              -     $3,322.9
Intersegment sales                        2.7             -           -          -         -      20.7              -         23.4
Equity (earnings) from affiliates         0.1         (16.1)          -          -         -      (0.8)             -        (16.8)
Segment operating income (loss)         211.2         120.0        62.8       22.2      11.7       6.0       $ (352.0)        81.9
Restructuring and reorganization
  reversals                              (1.1)         (0.3)          -          -         -         -              -         (1.4)
Segment assets                        1,071.4         535.1     1,206.3      101.7     211.2      16.0          939.9      4,081.6
Depreciation and amortization            71.2          34.1        33.9        2.2       3.5       2.8           10.7        158.4
Investment in affiliates                  3.3          14.9           -          -         -      16.0              -         34.2
Capital additions                        71.9          45.5        34.8        6.7       8.5       2.7           16.5        186.6

Due to certain management and organizational changes during the fourth quarter of 2001, AHI redefined its segments and reclassified all prior periods to conform with the current presentation. Accordingly, AHI recognized Wood Flooring and Cabinets as separate reportable segments. Previously, these segments were reported together as Wood Products.

Accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance of the segments is evaluated on operating income before income taxes, restructuring charges, unusual gains and losses, and interest expense. AHI accounts for intersegment sales and transfers based upon its internal transfer pricing policy.

Resilient Flooring
------------------
Armstrong is a worldwide manufacturer of a broad range of resilient floor coverings for homes and commercial and institutional buildings, which are sold with adhesives, installation and maintenance materials and accessories. Resilient flooring, in both sheet and tile forms, together with laminate flooring and linoleum, are sold in a wide variety of types, designs, and colors. Included are types of flooring that offer such features as ease of installation, reduced maintenance (no-wax), and cushioning for greater underfoot comfort. Resilient flooring products are sold to commercial, residential and institutional customers through wholesalers, retailers (including large home centers and buying groups), contractors, and to the hotel/motel and manufactured homes industries.

Building Products
-----------------
The Building Products segment includes commercial and residential ceiling systems. Commercial suspended ceiling systems, designed for use in shopping centers, offices, schools, hospitals, and other commercial and institutional settings, are available in numerous colors, performance characteristics and designs and offer characteristics such as acoustical control, accessibility to the plenum (the area above the ceiling), rated fire protection, and aesthetic appeal. Armstrong sells commercial ceiling materials and accessories to ceiling systems contractors and to resale distributors. Ceiling materials for the home provide noise reduction and incorporate features intended to permit ease of installation. These residential ceiling products are sold through wholesalers and retailers (including large home centers). Framework (grid) products for Armstrong suspension ceiling systems products are manufactured through a joint venture with Worthington Industries and are sold by both Armstrong and the joint venture. Through a joint venture with a Chinese partner, a plant in Shanghai manufactures ceilings for the Pacific area. During 2000, AHI acquired privately held Switzerland-based Gema Holding AG ("Gema"), a manufacturer and installer of metal ceilings. See Note 5 for further discussion.

Wood Flooring
-------------
The Wood Flooring segment manufactures and distributes wood and other flooring products. The Wood Flooring segment also distributes laminate flooring products. These products are used primarily in residential new construction and remodeling, with some commercial applications such as stores and restaurants. Wood Flooring sales are generally made through independent wholesale flooring distributors and retailers (including large home centers and buying groups) under the brand names Bruce, Hartco and Robbins.

Cabinets
--------
The Cabinets segment manufactures kitchen and bathroom cabinetry and related products, which are used primarily in residential new construction and remodeling. Cabinets are sold through both independent and Armstrong-owned distributors under the brand names Bruce and IXL.

Textiles & Sports Flooring
--------------------------
The Textiles and Sports Flooring business segment manufactures carpeting and sports flooring products that are mainly sold in Europe. The carpeting products consist principally of carpet tiles and broadloom used in commercial applications as well as the leisure and travel industry. The sports flooring products include artificial turf surfaces and indoor gymnasium floors. Both product groups are sold through wholesalers, retailers and contractors.

All Other
---------
During most of 1999, "all other" included business units making a variety of specialty products for the building, automotive, textile and other industries worldwide. Gasket materials were sold for new and replacement use in automotive, construction and farm equipment, appliance, small engine and compressor industries. On June 30, 1999, Armstrong sold 65% of the gaskets business. Since the divestiture, AHI has accounted for the gaskets business under the equity method within the "all other" segment. Textile mill supplies, including cots and aprons, were sold to equipment manufacturers and textile mills. On September 30, 1999, Armstrong sold the textiles business.

Concentration of Credit Risk
----------------------------
During 2001, AHI recognized revenue of approximately $340.8 million from The Home Depot, Inc., from sales in the resilient flooring, building products and wood flooring segments compared to approximately $373.2 million and $344.8 million in 2000 and 1999, respectively. No other customer represented more than 10% of AHI's revenue.

The sales in the table below are allocated to geographic areas based upon the location of the customer.

Geographic Areas
----------------
Net trade sales (millions)             2001           2000           1999
--------------------------          ----------     ----------     ----------

Americas:
    United States                   $  2,187.6     $  2,259.5     $  2,291.4
    Canada                               113.5          122.7          118.8
    Other Americas                        23.5           25.5           26.2
                                    ----------     ----------     ----------
Total Americas                      $  2,324.6     $  2,407.7     $  2,436.4
                                    ----------     ----------     ----------
Europe:
    England                         $    133.7     $    130.3     $    141.6
    France                                67.8           74.6           80.5
    Germany                              182.2          191.6          213.3
    Italy                                 31.1           31.9           35.6
    Netherlands                           87.1           92.5          106.0
    Russia                                25.9           21.1           11.8
    Switzerland                           34.1           22.0            8.4
    Other Europe                         149.3          156.3          160.2
                                    ----------     ----------     ----------
Total Europe                        $    711.2     $    720.3     $    757.4
                                    ----------     ----------     -----------
Pacific area:
    Australia                       $     25.3     $     24.7     $     28.1
    China                                 24.1           27.7           23.9
    Other Pacific area                    50.2           69.0           77.1
                                    ----------     ----------     ----------
Total Pacific area                  $     99.6     $    121.4     $    129.1
                                    ----------     ----------     ----------

Total net trade sales               $  3,135.4     $  3,249.4     $  3,322.9
                                    ==========     ==========     ==========

Long-lived assets (property, plant and equipment)
-------------------------------------------------
 at December 31 (millions)                       2001              2000
 -------------------------                    ----------        ----------
Americas:
    United States                             $    947.6        $    960.3
    Canada                                          14.6              14.2
    Other Americas                                   0.1               0.1
                                              ----------        ----------
Total Americas                                $    962.3        $    974.6
                                              ----------        ----------
Europe:
    Germany                                   $    166.9        $    178.6
    England                                         35.7              39.3
    Netherlands                                     41.0              43.3
    Belgium                                         23.8              30.2
    France                                          11.5              11.9
    Sweden                                           8.0               9.4
    Other Europe                                     4.5               1.7
                                              ----------        ----------
Total Europe                                  $    291.4        $    314.4
                                              ----------        ----------
Pacific area:
    China                                     $     24.6        $     26.2
    Other Pacific area                               5.4               5.8
                                              ----------        ----------
Total Pacific area                            $     30.0        $     32.0
                                              ----------        ----------
Total long-lived assets                       $  1,283.7        $  1,321.0
                                              ==========        ==========

NOTE 4. LIABILITIES SUBJECT TO COMPROMISE
-----------------------------------------
As a result of AWI's Chapter 11 filing (see Note 1), pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI's prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of AHI subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI's asbestos liability is also recorded in liabilities subject to compromise. Prior to its Chapter 11 Filing, AWI estimated its probable asbestos-related personal injury liability based upon a variety of factors including historical settlement amounts, the incidence of past claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it and the status and results of broad-based settlement discussions. AWI believes its previous range of probable and estimable liability is more uncertain now than before. There are significant differences in the way the asbestos-related personal injury claims may be addressed under the bankruptcy process when compared to the tort system. Accordingly, AWI currently is unable to estimate its ultimate liability in the context of its Chapter 11 Case. Although not estimable, it is likely that the actual liability will be significantly higher than the recorded liability. As the Chapter 11 Case proceeds, there should be more clarity as to the extent of the liability. See Note 28 for further discussion of AWI's asbestos liability.

Liabilities subject to compromise at December 31, 2001 and December 31, 2000 are as follows:

(millions)                                           2001               2000
 --------                                          ---------          --------
Debt (at face value)                               $ 1,400.7          $1,400.4
Asbestos-related liability                             690.6             690.6
Prepetition trade payables                              52.2              60.1
Prepetition other payables and accrued interest         56.4              76.4
ESOP loan guarantee                                    157.7             157.7
                                                   ---------          --------
Total liabilities subject to compromise            $ 2,357.6          $2,385.2
                                                   =========          ========

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

See Note 15 for detail of debt subject to compromise.

NOTE 5. ACQUISITIONS
--------------------
On May 18, 2000, AHI acquired privately-held Switzerland-based Gema Holding AG ("Gema"), a manufacturer and installer of metal ceilings, for $6 million plus certain contingent consideration not to exceed $25.5 million based on results over the three year period ending December 31, 2002. Gema has two manufacturing sites located in Austria and Switzerland and employs nearly 300 people. The acquisition was recorded under the purchase method of accounting. The purchase price was allocated to the assets acquired and the liabilities assumed based on the estimated fair market value at the date of acquisition. Contingent consideration, when and if paid, will be accounted for as additional purchase price. The fair market value of tangible and identifiable intangible assets acquired exceeded the purchase price by $24.2 million and this amount was recorded as a reduction of the fair value of property, plant and equipment.

During 2001, AHI spent $5.6 million to purchase some of the remaining minority interest of already-consolidated entities within the Resilient Flooring segment. Approximately $5.0 million of the purchase price was allocated to goodwill.

NOTE 6. DISCONTINUED OPERATIONS
-------------------------------
In February 2001, AHI determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001 entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. Based on these events, the segment was classified as a discontinued operation starting with the fourth quarter of 2000. On June 12, 2001, negotiations with this investor were terminated. During the third quarter of 2001, AHI terminated its plans to permanently exit this segment. This decision was based on the difficulty encountered in selling the business and a new review of the business, industry and overall economy conducted by new senior management. Accordingly, this segment is no longer classified as a discontinued operation and amounts have been reclassified into operations as required by EITF Issue No. 90-16 - "Accounting for Discontinued Operations

Subsequently Retained". All prior periods have been reclassified to conform to the current presentation. In addition to the information provided in Note 3, the Textiles and Sports Flooring segment had liabilities of $142.6 million as of December 31, 2000.

Based on the expected net realizable value of the business determined during the negotiations to sell the business, AHI had recorded a pretax net loss of $34.5 million in the fourth quarter of 2000, $23.8 million net of tax benefit. AHI also had recorded an additional net loss of $3.3 million in the first quarter of 2001, as a result of price adjustments resulting from the negotiations. Concurrent with the decision to no longer classify the business as a discontinued operation, the remaining accrued loss of $37.8 million ($27.1 million net of tax) was reversed in the third quarter of 2001 and recorded as part of earnings from discontinued operations. Additionally, the segment's net income of $3.1 million for the first and second quarter of 2001 was reclassified into earnings from continuing operations for those periods.

During the third quarter of 2001, AHI concluded there were indicators of impairment related to certain assets in this segment, and accordingly, an impairment evaluation was conducted at the end of the third quarter under the guidelines of SFAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This evaluation led to an impairment charge of $8.4 million, representing the excess of book value over estimated fair value which was determined using a net discounted cash flows approach. The charge was included in cost of sales. The impairment was related to property, plant and equipment that produce certain products for which AHI anticipates lower demand in the future. Additionally, an inventory write-down of $2.1 million was recorded in the third quarter of 2001 within cost of sales related to certain products that will no longer be sold.

On May 31, 2000, Armstrong completed its sale of all of the entities, assets and certain liabilities comprising its Insulation Products segment to Orion Einundvierzigste Beteiligungsgesellschaft Mbh, a subsidiary of the Dutch investment firm Gilde Investment Management N.V. for $264 million. The transaction resulted in an after tax gain of $114.8 million, or $2.86 per share in 2000. During 2001, AHI recorded a pretax loss of $1.1 million related to its divestiture of its Insulation Products segment. This loss resulted from certain post-closing adjustments.

NOTE 7. OTHER DIVESTITURES
--------------------------
In November 2000, Armstrong sold a component of its Textiles and Sports Flooring segment. As this divestiture included a business classified as held for sale since its July 1998 acquisition, Armstrong had been recording the 2000 operating losses of this business within SG&A expense. The overall 2000 impact was a reduction of SG&A expense of $0.7 million.

On July 31, 2000, AHI completed the sale of its Installation Products Group ("IPG") to subsidiaries of the German company Ardex GmbH, for $86 million in cash. Ardex purchased substantially all of the assets and liabilities of IPG including its shares of the W.W. Henry Company. The transaction resulted in a gain of $44.1 million ($60.2 million pretax) or $1.10 per share and was recorded in other income. The financial results of IPG were reported as part of the Resilient Flooring segment. The proceeds and gain are subject to a post-closing working capital adjustment. Under the terms of the agreement and a related supply agreement, AHI will purchase some of its installation products needs from Ardex for an initial term of eight years, subject to certain minimums for the first five years after the sale. The agreement also calls for price adjustments based upon changing market prices for raw materials, labor and energy costs.

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

NOTE 8. RESTRUCTURING AND OTHER ACTIONS
---------------------------------------

The following table summarizes activity in the restructuring accruals for 2001 and 2000:

                                  Beginning        Cash                                                        Ending
(millions)                         Balance       Payments        Charges         Reversals         Other       Balance
----------                      -------------  ------------  ---------------  ----------------  -----------  -----------
2001                                $ 22.2        $ (14.1)       $  9.7          $  (2.8)         $  (6.1)      $  8.9
2000                                  12.1           (7.9)         20.1             (1.4)            (0.7)        22.2

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

In the third quarter of 2001, a $1.4 million reversal was recorded related to certain 2000 severance and benefit accruals that were no longer necessary and a $0.3 million pre-tax charge was recorded for additional severance payments.

A $6.1 million pre-tax restructuring charge was recorded in the fourth quarter of 2001. $5.2 million of the charge, which was allocated between Wood Flooring and Cabinets, related to severance and enhanced retirement benefits for six salaried employees, as a result of the on-going integration of the wood flooring and resilient flooring operations. Of the $5.2 million, $0.5 million represented non-cash charges for enhanced retirement benefits, which is accounted for as a reduction of the prepaid pension asset, and accelerated vesting of restricted stock awards. The remaining $0.9 million of the $6.1 million charge related to severance benefits for more than twenty positions in the textiles and sports flooring business, as a result of streamlining the organization. Also in the fourth quarter of 2001, a $0.1 million reversal was recorded related to certain severance and benefit accruals that were no longer necessary.

The amount in "other" is primarily related to the termination of an operating lease for an office facility in the U.S. These lease costs were previously accrued in the third quarter of 2000 as part of the restructuring charge when the decision to vacate the premises was made. The lease was rejected as part of the Chapter 11 process. Accordingly, the $5.9 million reversal is recorded as a reduction of Chapter 11 reorganization costs in accordance with SOP 90-7. See
Note 1 for further discussion. The remaining amount in "other" is related to foreign currency translation.

Substantially all of the remaining balance of the restructuring accrual as of December 31, 2001 relates to a noncancelable-operating lease, which extends through 2017, and severance for terminated employees with extended payouts, the majority of which will be paid by the second quarter of 2002.

A $20.2 million pre-tax reorganization charge was recorded in 2000, of which $9.4 million related to severance and enhanced retirement benefits for more than 180 positions (approximately 66% related to salaried positions) within the European resilient flooring and textiles and sports flooring businesses. Reorganization actions include staff reductions due to the elimination of administrative positions, the consolidation and closing of sales offices in Europe and the closure of the Team Valley, England commercial tile plant. $2.6 million of the charge related to severance and enhanced retirement benefits for 15 corporate and line-of-business staff positions (all salaried positions) as a result of streamlining the organization to reflect staffing needs for current business conditions. Of the $2.6 million, $0.1 million represented a non-cash charge for enhanced retirement benefits. $8.2 million of the charge primarily related to the remaining payments on a noncancelable-operating lease for an office facility in the U.S. The employees who occupied this office facility were relocated to the corporate headquarters.

In addition, $1.4 million of the remaining accrual for the $74.4 million 1998 reorganization charge was reversed in 2000, comprising certain severance accruals that were no longer necessary.

AHI also recorded a $17.6 million charge to cost of goods sold in 2000 for write-downs of inventory and production-line assets related to the reorganization efforts that were not categorized as restructuring costs. The inventory write-downs were related to changes in product offerings, while the write-downs of production-line assets primarily related to changes in production facilities and product offerings.

During 2000, AHI also recorded costs within selling, general and administrative expense of $3.8 million for severance payments to approximately 100 employees, that were not classified as restructuring costs, and $2.3 million for fixed asset impairments related to the decision to vacate certain office space in the U.S.

NOTE 9. EQUITY INVESTMENTS
--------------------------
Investments in affiliates were $39.6 million at December 31, 2001, an increase of $2.3 million, primarily reflecting the equity earnings of AHI's 50% interest in its WAVE joint venture and its remaining 35% interest in Interface Solutions, Inc. ("ISI"). AHI continues to purchase certain raw materials from ISI under a long-term supply agreement. Equity earnings from affiliates for 2001, 2000 and 1999 consisted primarily of income from a 50% interest in the WAVE joint venture and the 35% interest in ISI.

AHI purchases some grid products from WAVE, its 50%-owned joint venture with Worthington Industries. The total amount of these purchases was approximately $38 million, $41 million and $42 million for the years ended December 31, 2001, 2000 and 1999, respectively. AHI also provides certain selling and administrative processing services to WAVE for which it receives reimbursement. Additionally, WAVE leases certain land and buildings from AHI. The terms of these transactions are such that there is no material profit recorded by AHI when they occur.

Condensed financial data for significant investments in affiliates accounted for under the equity method of accounting are summarized below:

(millions)                                                                       2001         2000
----------                                                                     --------     --------
Current assets                                                                 $ 72.4       $  68.3
Non-current assets                                                               32.3          34.4
Current liabilities                                                              15.0          18.2
Long-term debt                                                                   50.0          50.0
Other non-current liabilities                                                     1.2           0.4

(millions)                                                                       2001         2000         1999
----------                                                                     --------     --------     --------
Net sales                                                                      $  200.1     $  212.2     $  202.1
Gross profit                                                                       57.1         60.3         53.7
Net earnings                                                                       32.3         35.5         32.3

NOTE 10. ACCOUNTS AND NOTES RECEIVABLE
--------------------------------------

(millions)                                                                                     2001        2000
----------                                                                                   --------    --------
Customer receivables                                                                         $  343.5    $  401.0
Customer notes                                                                                    7.7        10.8
Miscellaneous receivables                                                                        14.5         8.3
Less allowance for discounts and losses                                                         (49.2)      (51.1)
                                                                                             --------    --------
Net accounts and notes receivable                                                            $  316.5    $  369.0
                                                                                             ========    ========

Generally, AHI sells its products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. AHI considers these factors and the financial condition of each customer when establishing its allowance for losses from doubtful accounts.

NOTE 11. INVENTORIES
--------------------
Approximately 41% of AHI's total inventory in 2001 and 42% in 2000 were valued on a LIFO (last-in, first-out) basis. Inventory values were lower than would have been reported on a total FIFO (first-in, first-out) basis, by $46.2 million at the end of 2001 and $47.8 million at year-end 2000.

(millions)                                                                                     2001          2000
----------                                                                                  ---------     ---------
Finished goods                                                                              $   269.6     $   244.7
Goods in process                                                                                 45.8          49.0
Raw materials and supplies                                                                      182.9         158.0
Less LIFO and other reserves                                                                    (55.2)        (51.8)
                                                                                            ---------     ---------
Total inventories, net                                                                      $   443.1     $   399.9
                                                                                            =========     =========

NOTE 12. PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

(millions)                                                                                    2001           2000
----------                                                                                  ---------     ---------
Land                                                                                        $    85.6     $    92.4
Buildings                                                                                       582.8         571.6
Machinery and equipment                                                                       1,698.2       1,676.2
Construction in progress                                                                         60.4          71.8
Less accumulated depreciation and amortization                                               (1,143.3)     (1,091.0)
                                                                                            ---------     ---------
Net property, plant and equipment                                                           $ 1,283.7     $ 1,321.0
                                                                                            =========     =========

NOTE 13.  GOODWILL AND OTHER INTANGIBLES
----------------------------------------

(millions)                                                                                    2001           2000
----------                                                                                  ---------     ---------
Goodwill                                                                                    $  907.7      $   908.9
Less accumulated amortization                                                                  (84.9)         (62.9)
Total goodwill, net                                                                         $  822.8      $   846.0
                                                                                            --------      ---------

Other intangibles                                                                           $  128.1      $   122.8
Less accumulated amortization                                                                  (39.1)         (30.1)
                                                                                            ---------     ---------
Total other intangibles, net                                                                $   89.0      $    92.7
                                                                                            =========     =========

Goodwill decreased by $23.2 million in 2001, primarily reflecting scheduled amortization of $22.8 million. Unamortized computer software costs included in other intangibles were $50.3 million at December 31, 2001, and $50.7 million at December 31, 2000. See Note 2 for discussion of the impact of FASB Statement No. 142 "Goodwill and Other Intangible Assets."

NOTE 14. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
----------------------------------------------

(millions)                                                                                    2001          2000
----------                                                                                  ---------     ---------
Payables, trade and other                                                                   $   179.0     $   175.2
Employment costs                                                                                 47.5          41.2
Reorganization and severance payments, current portion (see Note 8)                               2.0           2.7
Other                                                                                            70.1          72.9
                                                                                            ---------     ---------
Total accounts payable and accrued expenses                                                 $   298.6     $   292.0
                                                                                            =========     =========

Certain other accounts payable and accrued expenses have been categorized as liabilities subject to compromise (see Note 4).

NOTE 15. DEBT
-------------
(See Note 4 regarding treatment of prepetition debt.)

                                                                                  Average                        Average
                                                                                  year-end                       year-end
($ millions)                                                          2001      interest rate       2000       interest rate
------------                                                        --------   ---------------    --------    ---------------
  Borrowings under lines of credit                                  $  450.0              7.18%   $  450.0               7.18%
  DIP Facility                                                             -                 -         5.0               9.50%
  Commercial paper                                                      50.0              6.75%       49.7               6.75%
  Foreign banks                                                         18.9              5.16%       31.0               6.00%
  Bank loans due 2002-2006                                              39.5              5.47%       55.0               5.77%
  9.00% medium-term notes due 2001                                       7.5              9.00%        7.5               9.00%
  6.35% senior notes due 2003                                          200.0              6.35%      200.0               6.35%
  6.50% senior notes due 2005                                          150.0              6.50%      150.0               6.50%
  9.75% debentures due 2008                                            125.0              9.75%      125.0               9.75%
  7.45% senior notes due 2029                                          200.0              7.45%      200.0               7.45%
  7.45% senior quarterly interest bonds due 2038                       180.0              7.45%      180.0               7.45%
  Industrial development bonds                                          21.0              4.95%       21.3               5.64%
  Capital lease obligations                                              6.3              7.25%        7.1               7.25%
  Other                                                                 27.8             10.56%       30.1              10.27%
                                                                    --------   ---------------    --------    ---------------
Subtotal                                                             1,476.0              7.24%    1,511.7               7.24%
Less debt subject to compromise                                      1,400.7              7.35%    1,400.4               7.35%
Less current portion and short-term debt                                25.0              6.01%       54.4               6.22%
                                                                    --------   ---------------    --------    ---------------
Total long-term debt, less current portion                          $   50.3              4.92%   $   56.9               5.51%
                                                                    ========   ===============    ========    ===============

Approximately $42.8 million of the $75.3 million of total debt not subject to compromise outstanding as of December 31, 2001 was secured with buildings and other assets. As of December 31, 2000, approximately $58.9 million of the $111.3 million of total debt not subject to compromise outstanding was secured with buildings and other assets.

Scheduled payments of long-term debt, excluding debt subject to compromise (millions):

     2002                $ 6.1                 2005           $ 1.1
     2003                  1.2                 2006            15.6
     2004                  3.0

In accordance with SOP 90-7, AWI stopped recording interest expense on unsecured prepetition debt effective December 6, 2000.

Debt from the table above included in liabilities subject to compromise consisted of the following at December 31, 2001 and 2000.

($ millions)                                            2001           2000
------------                                          ---------     ----------
   Borrowings under lines of credit                   $   450.0     $    450.0
   Commercial paper                                        50.0           49.7
   9.00% medium-term notes due 2001                         7.5            7.5
   6.35% senior notes due 2003                            200.0          200.0
   6.50% senior notes due 2005                            150.0          150.0
   9.75% debentures due 2008                              125.0          125.0
   7.45% senior notes due 2029                            200.0          200.0
   7.45% senior quarterly interest bonds due 2038         180.0          180.0
   Industrial development bonds                            11.0           11.0
   Other                                                   27.2           27.2
                                                      ---------      ---------
Total debt subject to compromise                      $ 1,400.7      $ 1,400.4
                                                      =========      =========

Borrowings under the DIP Facility, if any, and obligations to reimburse draws upon the letters of credit constitute a superpriority administrative expense claim in the Chapter 11 Case. The $5.0 million which was outstanding under the DIP Facility as of December 31, 2000 (drawn to pay fees related to implementation of the DIP Facility) was repaid in January of 2001. At December 31, 2001, AWI had no borrowings under the DIP Facility, but did have approximately $8.4 million in letters of credit issued pursuant to the DIP Facility. Borrowings under the DIP Facility are limited to an adjusted amount of receivables, inventories and property, plant and equipment. Depending on the amount of borrowings, the DIP Facility carries an interest rate range of either JP Morgan Chase's Alternate Bank Rate plus 50 to 100 basis points or LIBOR plus 150 to 200 basis points. The DIP Facility also contains several covenants including, among other things, limits on dividends and asset sales, capital expenditures and a required ratio of debt to cash flow. The DIP Facility is scheduled to expire on December 6, 2002.

On May 19, 1999, AWI completed a public offering of $200 million aggregate principal amount of 7.45% senior notes due 2029. The net proceeds from this offering were used to repay other indebtedness of AWI.

Other debt includes an $18.6 million zero-coupon note due in 2013 that was fully amortized to its face value due to the Chapter 11 filing.

In addition, AHI's foreign subsidiaries have approximately $25.4 million of unused short-term lines of credit available from banks. The credit lines are subject to immaterial annual commitment fees.

In order to maintain the ratio of fixed to floating rate debt which management believes is appropriate, AHI maintained $150 million of interest rate swaps during most of 2000. AHI received fixed rates and paid floating rates on these swaps. However, all but one of the interest rate swap agreements was terminated when AHI defaulted on its commercial paper obligations on November 22, 2000. The interest rate swap which had been outstanding at December 31, 2000 in the notional amount of $20.0 million was terminated by the counter-party on February 26, 2001. There are no interest rate swap agreements outstanding at December 31, 2001.

NOTE 16. FINANCIAL INSTRUMENTS
------------------------------
AHI does not hold or issue financial instruments for trading purposes. The estimated fair values of AHI's financial instruments are as follows:

                                                                  2001                        2000
                                                        --------------------------   ---------------------------
                                                         Carrying      Estimated      Carrying       Estimated
(millions at December 31)                                 amount       fair value      amount       fair value
-------------------------                               -----------   ------------   -----------   -------------
Assets:
    Foreign currency contract obligations                $     1.7    $      1.7             --             --
Liabilities:
    Debt subject to compromise                             1,400.7         739.6     $  1,400.4       $  386.6
    Long-term debt, including current portion                 56.4          56.4           75.4           75.4
    Natural gas contracts                                      5.2           5.2             --             --
Off-balance sheet financial instruments:
    Foreign currency contract obligations                       --            --             --            1.7
    Interest rate swaps                                         --            --             --            0.3

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses, short-term debt and current installments of long-term debt approximate, fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt were based upon quotes from major financial institutions taking into consideration current rates offered to AHI for debt of the same remaining maturities. Foreign currency contract obligations and options, as well as interest rate swap fair values, are estimated by obtaining quotes from major financial institutions.

AHI utilizes lines of credit and other commercial commitments in order to ensure that adequate funds are available to meet operating requirements. On December 31, 2001, AHI had available lines of credit totaling $217.0 million and letters of credit totaling $45.5 million. Lines of credit include AHI's foreign subsidiaries unused short-term lines of credit of approximately $25.4 million and the available DIP Facility of $191.6 million. Letters of credit are issued to third party suppliers, insurance and financial institutions and can only be drawn upon in the event of AHI's failure to pay its obligations to the beneficiary. Standby letters of credit are currently arranged through AWI's DIP Facility with JP Morgan Chase. Certain standby letters of credit arranged with Wachovia prior to the Filing have been renewed at their scheduled expiration date.

NOTE 17. DERIVATIVE FINANCIAL INSTRUMENTS
-----------------------------------------
Effective January 1, 2001, AHI adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting FAS 133 as of January 1, 2001 was not material to AHI's financial statements.

AHI is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices that could impact its results of operations and financial condition. AHI uses financial instruments, including fixed and variable rate debt, as well as swap, forward and option contracts to finance its operations and to hedge interest rate, currency and commodity exposures. AHI regularly monitors developments in the capital markets and only enters into currency and swap transactions with established counter-parties having investment grade ratings. Swap, forward and option contracts are entered into for periods consistent with underlying exposure and do not constitute positions independent of those exposures. AHI uses derivative financial instruments as risk management tools and not for speculative trading purposes.

Interest Rate Risk - Due to AWI's Chapter 11 Filing, all affected debt was
------------------
classified as liabilities subject to compromise. All such debt will be addressed in the Chapter 11 Case and during the pendency thereof, AWI does not expect to pay any principal, interest or other payments in respect thereof. However, AHI also has debt of entities that were not a part of the Chapter 11 filing, which are being paid on schedule. At December 31, 2001, AHI had no open interest rate swap contracts. Prior to the Chapter 11 filing, AHI managed its ratio of fixed to floating rate debt with the objective of achieving a mix that management believed to be appropriate. To manage this mix in a cost-effective manner, AHI, from time to time, entered into interest rate swap agreements, in which it agreed to exchange various combinations of fixed and/or variable interest rates based on agreed-upon notional amounts.

Currency Rate Risk - AHI manufactures and sells its products in a number of
------------------
countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. To a large extent, AHI's global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. At December 31, 2001, AHI's major foreign currency exposures are to the Canadian dollar, the Euro and the British pound.

AHI has used foreign currency forward exchange contracts and purchased options to reduce its exposure to the risk that the eventual net cash inflows and outflows, resulting from the sale of product to foreign customers and purchases from foreign suppliers, will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. These transactions allow AHI to further reduce its overall exposure to exchange rate movements, since the gains and losses on these contracts offset losses and gains on the transactions being hedged. Gains and losses on these instruments are deferred in other comprehensive income until the underlying transaction is recognized in earnings. The net fair value of these instruments at December 31, 2001 was an asset of less than $0.1 million, all of which is expected to be charged to earnings in the next twelve months. The earnings impact is reported in either net sales or cost of goods sold to match the underlying transaction being hedged. The earnings impact of these hedges was not material during 2001.

AHI also uses foreign currency forward exchange contracts to hedge exposures created by cross-currency inter-company loans. The underlying inter-company loans are classified as short-term and translation adjustments related to these loans are recorded in other income. The related derivative contracts are classified as fair value hedges and the offsetting gains and losses on these contracts are also recorded in other income. The fair value of these instruments at December 31, 2001 was a $1.7 million asset, all of which is expected to be charged to earnings in the next twelve months. During 2001, the net earnings impact of these hedges was $0.5 million, recorded in other income, which was comprised of a gain of approximately $8.6 million from the foreign currency forward exchange contracts substantially offset by the 2001 translation adjustment of approximately $8.1 million for the underlying inter-company loans.

Commodity Price Risk - AHI purchases natural gas for use in the manufacture of
--------------------
many of its products and to heat many of its facilities. As a result, AHI is exposed to movements in the price of natural gas. AHI has a policy of minimizing cost volatility by purchasing natural gas forward contracts, option contracts, and zero-cash collars. These instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying products are sold. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The fair value of these instruments at December 31, 2001 was a $5.2 million liability, of which $4.8 million is expected to be charged to earnings in the next twelve months. The earnings impact of these hedges, recorded in cost of goods sold, was a $8.8 million expense during 2001. The earnings impact of the ineffective portion of these hedges was not material during 2001.

NOTE 18. INCOME TAXES
---------------------
The tax effects of principal temporary differences between the carrying amounts of assets and liabilities and their tax bases are summarized in the table below. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize deferred tax assets, except for certain foreign tax credit and net operating loss carryforwards for which AHI has provided a valuation allowance of $95.8 million. The $8.6 million of U.S. foreign tax credit will expire in 2005. AHI has $1,058.3 million of state net operating losses with expirations between 2002 and 2021, and $110.1 million of foreign net operating losses, which will be carried forward indefinitely. The valuation allowance increased by $26.0 million primarily because of additional foreign and state net operating losses in addition to increases in foreign tax credits and other basis adjustments.

Deferred income tax assets (liabilities) (millions)                                             2001         2000
---------------------------------------------------                                         ----------    ----------
    Postretirement and postemployment benefits                                              $     86.5    $     92.0
    Chapter 11 reorganization costs and restructuring costs                                       19.6          35.9
    Asbestos-related liabilities                                                                 241.7         241.7
    Foreign tax credit carryforward                                                                8.6           6.4
    Net operating losses                                                                         119.8          94.6
    Other                                                                                         79.0          87.3
                                                                                            ----------    ----------
Total deferred tax assets                                                                        555.2         557.9
Valuation allowance                                                                              (95.8)        (69.8)
                                                                                            ----------    ----------
Net deferred tax assets                                                                          459.4         488.1

    Accumulated depreciation                                                                    (186.6)       (181.1)
    Pension costs                                                                               (118.1)       (106.4)
    Insurance for asbestos-related liabilities                                                   (72.1)        (85.4)
    Tax on unremitted earnings                                                                   (27.0)        (27.0)
    Other                                                                                        (62.5)        (71.4)
                                                                                            ----------    ----------
Total deferred income tax liabilities                                                           (466.3)       (471.3)
                                                                                            ----------    ----------
Net deferred income tax (liabilities) assets                                                      (6.9)         16.8
Deferred income tax asset - current                                                               11.5          10.0
                                                                                            ----------    ----------
Deferred income tax (liability) asset - noncurrent                                          $    (18.4)   $      6.8
                                                                                            ==========    ==========

Details of taxes (millions)                                                     2001           2000         1999
---------------------------                                                   ---------     ---------     ---------
Earnings (loss) from continuing operations before income taxes:
    Domestic                                                                  $   117.1     $  (135.9)    $    45.8
    Foreign                                                                        14.1          23.0          57.0
    Eliminations                                                                  (15.5)         (9.9)       (119.5)
                                                                              ---------     ---------     ---------
Total                                                                         $   115.7     $  (122.8)    $   (16.7)
                                                                              =========     =========     =========
Income tax provision (benefit):
    Current:
       Federal                                                                $     5.0     $   (12.2)    $    15.8
       Foreign                                                                     13.2           7.6           6.6
       State                                                                       (0.6)          1.8           3.0
                                                                              ---------     ---------     ---------
    Total current                                                                  17.6          (2.8)         25.4
                                                                              ---------     ---------     ---------
    Deferred:
        Federal                                                                    33.3         (32.7)        (36.6)
        Foreign                                                                    (8.4)         (2.5)         10.2
        State                                                                        --           0.3           0.5
                                                                              ---------     ---------     ---------
    Total deferred                                                                 24.9         (34.9)        (25.9)
                                                                              ---------     ---------     ---------
Total income taxes (benefit)                                                  $    42.5     $   (37.7)    $    (0.5)
                                                                              =========     =========     =========

At December 31, 2001, unremitted earnings of subsidiaries outside the U.S. were $259.2 million (at December 31, 2001 balance sheet exchange rates). AHI expects to repatriate $77.0 million of earnings for which $27.0 million of U.S. taxes were provided in 2000. No U.S. taxes have been provided on the remaining unremitted earnings as it is AHI's intention to invest these earnings permanently. If such earnings were to be remitted without offsetting tax credits in the U.S., withholding taxes would be $5.8 million. The 2001 tax provision reflects the reversal of certain state tax and other accruals no longer required due to the completion of state tax audits and/or expiration of statutes of limitation partially offset by certain nondeductible expenses.

Reconciliation to U.S. statutory tax rate (millions)                             2001         2000        1999
----------------------------------------------------                           --------     --------    --------
Continuing operations tax (benefit) at statutory rate                          $   40.5     $  (43.4)   $   (5.8)
State income taxes, net of federal benefit                                          2.0          1.8         2.0
(Benefit) on ESOP dividend                                                           --         (1.0)       (1.3)
Tax on foreign and  foreign-source income                                          (6.5)         4.4         3.4
Goodwill                                                                            6.7          9.9         7.1
Change in valuation allowance                                                        --           --        (4.0)
Sale of subsidiary                                                                   --         (9.1)         --
Other items, net                                                                   (0.2)        (0.3)       (1.9)
                                                                               --------     --------    --------
Tax expense (benefit) at effective rate                                        $   42.5     $  (37.7)   $   (0.5)
                                                                               ========     ========    ========
Other taxes (millions)                                                           2001         2000        1999
----------------------                                                         --------     --------    --------
Payroll taxes                                                                  $   74.2     $   73.9    $   81.1
Property, franchise and capital stock taxes                                        15.7         20.0        15.9

NOTE 19. OTHER LONG-TERM LIABILITIES
------------------------------------

(millions)                                                  2001         2000
----------                                                --------     --------
Long-term deferred compensation arrangements              $   42.2     $   44.9
Environmental liabilities not subject to compromise           10.2          8.8
Other                                                         32.2         24.2
                                                          --------     --------
Total other long-term liabilities                         $   84.6     $   77.9
                                                          ========     ========

NOTE 20. RETIREMENT SAVINGS AND STOCK OWNERSHIP PLAN (RSSOP)
------------------------------------------------------------
In 1989, Armstrong established an Employee Stock Ownership Plan ("ESOP") that borrowed $270 million from banks and insurance companies, repayable over 15 years and guaranteed by AWI. The ESOP used the proceeds to purchase 5,654,450 shares of a new series of convertible preferred stock issued by Armstrong. In 1996, the ESOP was merged with the Retirement Savings Plan for salaried employees (a defined-contribution pension plan) to form the Retirement Savings and Stock Ownership Plan ("RSSOP"). On July 31, 1996, the trustee of the ESOP converted the preferred stock held by the trust into approximately 5.1 million shares of common stock at a one-for-one ratio.

The number of shares released for allocation to participant accounts has been based on the proportion of principal and interest paid to the total amount of debt service remaining to be paid over the life of the borrowings. Through December 31, 2001, the RSSOP allocated 2,732,000 shares to participants that remain outstanding, participants retired 1,693,000 shares, AHI contributed an additional 437,000 shares from its treasury and the trustee purchased 243,000 shares on the open market to allocate to employees. As of December 31, 2001, there were approximately 1,912,000 shares in the RSSOP that had yet to be allocated to participants.

All RSSOP shares are considered outstanding for earnings per share calculations. Historically, dividends on allocated shares were credited to employee accounts while dividends on unallocated shares were used to satisfy debt service payments.

The RSSOP currently covers parent company nonunion employees and some union employees.

Details of ESOP debt service payments (millions)             2000      1999
------------------------------------------------           --------  --------
Common stock dividends paid                                 $  4.5    $  8.9
Employee contributions                                         1.2       7.7
Company contributions                                          7.0       8.9
Company loans to ESOP                                          7.3      12.9
                                                            ------    ------
Debt service payments made by ESOP trustee                  $ 20.0    $ 38.4
                                                            ======    ======

AHI recorded costs for the RSSOP of $3.5 million in 2001, $10.5 million in 2000 and $13.1 million in 1999, which related to company contributions.

On November 22, 2000, AWI failed to repay $50 million in commercial paper that was due. Subsequently, the remaining ESOP bond principal balance of $142.2 million became immediately payable along with a $15.5 million interest and tax make-whole premium. ESOP debt service payments had not been made since June 2000. As a result of the Chapter 11 filing, AWI's guarantee of these ESOP loan obligations of $157.7 million is now classified as a liability subject to compromise.

During the fourth quarter of 2000, AWI amended the RSSOP to provide for a cash match of employee contributions in lieu of the stock match. AHI recorded an expense of $3.5 million in 2001 and $0.5 million in 2000 related to the cash match.

The trustee borrowed from AWI $7.3 million in 2000 and $12.9 million in 1999. These loans were made to ensure that the financial arrangements provided to employees remained consistent with the original intent of the RSSOP. Such loans receivable were included as a component of shareholders' equity. In December 2000, in connection with the Chapter 11 Filing of AWI and default on RSSOP loan obligations, AHI recorded an impairment charge of $43.3 million related to these loans receivable in view of the fact that the only asset of the RSSOP consisted of the stock of AHI which had diminished substantially in value. The impairment was recorded as a component of Chapter 11 reorganization costs. In July 2001, the Court in AWI's Chapter 11 Case authorized the Board of Directors of Armstrong to forgive the entire amount of all principal and interest on outstanding loans to the RSSOP.

NOTE 21. STOCK-BASED COMPENSATION PLANS
---------------------------------------
Awards under the 1993 Long-Term Stock Incentive Plan ("1993 Plan") were made in the form of stock options, stock appreciation rights in conjunction with stock options, performance restricted shares and restricted stock awards. No additional awards may be issued under the 1993 Plan.

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

Approximately 1,702,000 stock options were cancelled as a result of a restricted stock for stock option exchange program offered to employees in 2000. Employees other than the CEO holding stock options were given a one-time opportunity to exchange their stock options with exercise prices above $50 per share for shares of AHI restricted stock based on specified conversion ratios. The shares issued under this exchange program were issued under the 2000 Plan and will be fully vested by August 2002. Expenses related to this event were $0.7 million in 2001 and $1.5 million in 2000.

Options are granted to purchase shares at prices not less than the closing market price of the shares on the dates the options are granted. The options generally become exercisable in one to three years and expire 10 years from the date of grant.

Changes in option shares outstanding
(thousands except for share price)                2001       2000         1999
----------------------------------              --------   ---------    --------
Option shares at beginning of year              2,777.5     3,509.5     2,783.7
Options granted                                   100.0     1,818.5       829.7
Option shares exercised                              --          --       (54.5)
Stock appreciation rights exercised                  --          --        (0.2)
Options cancelled                                (194.9)   (2,550.5)      (49.2)
                                                --------   ---------    --------
Option shares at end of year                    2,682.6     2,777.5     3,509.5

Option shares exercisable at end of year        1,551.7       973.3     1,828.0
Shares available for grant                      4,161.5     4,068.7     3,307.3

Weighted average price per share:
    Options outstanding                        $  30.36   $   30.69    $  58.48
    Options exercisable                           39.51       48.92       57.12
    Options granted                                3.60       18.24       50.70
    Option shares exercised                         N/A         N/A       36.17

The table below summarizes information about stock options outstanding at December 31, 2001.
(thousands except for life and share price)

                                               Options outstanding                       Options exercisable
                             -----------------------------------------------------  --------------------------------
                                                   Weighted-
                                  Number            average           Weighted-         Number       Weighted-
Range of                        outstanding        remaining           average       exercisable      average
exercise prices                 at 12/31/01     contractual life   exercise price    at 12/31/01   exercise price
---------------                 -----------     ----------------   --------------    -----------   --------------
$1.19 - $18.00                       300.0            8.9             $ 7.05               66.7         $ 8.78
$18.01 - $19.50                    1,382.3            8.2              19.44              525.7          19.44
$19.51 - $46.00                      393.4            2.6              40.09              387.9          40.28
$46.01 - $60.00                      427.7            4.5              55.11              393.9          55.57
$60.01 - $84.00                      179.2            5.9              73.14              177.5          73.17
                                ----------                                           ----------
                                   2,682.6                                              1,551.7
                                ==========                                           ==========

Performance restricted shares issuable under the 1993 and 1999 plans entitle certain key executive employees to earn shares of AHI's common stock, but only if the total company or individual business units meet certain predetermined performance measures during defined performance periods (generally three years). At the end of performance periods, common stock awarded may carry additional restriction periods, during which time AHI will hold the shares in custody until the expiration or termination of restrictions. Compensation expense is charged to earnings over the performance period. There were only 563 shares of performance restricted common stock outstanding at December 31, 2001, with no accumulated dividend equivalent shares. The performance period for these shares has ended, but the restriction period does not end until 2002.

Restricted stock awards can be used for the purposes of recruitment, special recognition and retention of key employees. No award of restricted stock shares was granted in 2001. At the end of 2001, there were 195,934 restricted shares of common stock outstanding with 4,720 accumulated dividend equivalent shares.

SFAS No. 123, "Accounting for Stock-Based Compensation," permits entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures. Had compensation costs for these plans been determined consistent with SFAS No. 123, AHI's net earnings and earnings per share would have been reduced to the following pro forma amounts.

(millions)                                        2001        2000        1999
----------                                      --------    --------    --------
Net earnings:
-------------
    As reported                                  $92.8       $12.2       $14.3
    Pro forma                                     90.6         7.0         7.0

Basic earnings per share:
-------------------------
    As reported                                   2.29        0.30        0.36
    Pro forma                                     2.24        0.17        0.18

Diluted earnings per share:
---------------------------
    As reported                                   2.27        0.30        0.36
    Pro forma                                     2.22        0.17        0.17

The fair value of grants was estimated on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions for 2001, 2000 and 1999 presented in the table below. The weighted-average fair value of stock options granted in 2001, 2000 and 1999 was $1.21, $2.08 and $9.75 per share, respectively.

                                                  2001        2000        1999
                                                --------    --------    --------
Risk-free interest rate                            4.57%       6.48%       6.34%
Dividend yield                                        0%       9.50%       5.75%
Expected life                                    5 years     5 years     5 years
Volatility                                           28%         28%         28%

Because the SFAS No. 123 method of accounting has not been applied to grants prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

NOTE 22. EMPLOYEE COMPENSATION
------------------------------
Employee compensation is presented in the table below. Charges for severance costs and early retirement incentives to terminated employees (otherwise recorded as restructuring charges) have been excluded.

Employee compensation cost (millions)             2001        2000        1999
-------------------------------------           --------    --------    --------
Wages and salaries                              $ 685.3     $ 669.3     $ 669.9
Payroll taxes                                      74.2        73.9        81.1
Pension credits, net                              (32.0)      (38.4)      (29.7)
Insurance and other benefit costs                  92.3        70.8        64.2
Stock-based compensation                            2.7         4.4         4.2
                                                --------    --------    --------
Total                                           $ 822.5     $ 780.0     $ 789.7
                                                ========    ========    ========

The increases in insurance and other benefit costs are primarily related to increased medical benefit costs.

NOTE 23. PENSION AND OTHER BENEFIT PROGRAMS
-------------------------------------------
Armstrong and a number of its subsidiaries have pension plans and postretirement medical and insurance benefit plans covering eligible employees worldwide. Armstrong also has defined-contribution pension plans (including the Retirement Savings and Stock Ownership Plan, as described in Note 20) for eligible employees. Benefits from pension plans, which cover substantially all employees, are based on an employee's compensation and years of service. When necessary, pension plans are funded by Armstrong. Postretirement benefits are funded by Armstrong on a pay-as-you-go basis, with the retiree paying a portion of the cost for health care benefits by means of deductibles and contributions. Armstrong announced in 1989 and 1990 a 15-year phase-out of its health care benefits for certain future retirees. These future retirees include parent company nonunion employees and some union employees. Shares of RSSOP common stock were allocated to eligible active employees through June 2000, based on employee age and years to expected retirement, to help employees offset their future postretirement medical costs. The RSSOP was amended in November 2000 to suspend future allocations and in December 2000, Armstrong used cash to fund this benefit. In 2001, an equity share allocation was made to all eligible active full-time employees as of July 26, 2001. The allocation was made as a result of Armstrong's forgiveness of loans receivable from the RSSOP.

Effective November 1, 2000, an amendment to the Retirement Income Plan (RIP), a qualified U.S. defined benefit plan, established an additional benefit known as the ESOP Pension Account to partially compensate active employee and retiree ESOP shareholders for the decline in the market value of AHI's stock. The effect of this amendment had no material impact to the financial position or results of operations in 2000, but increased the benefit obligation by $92.2 million and decreased the pension credit by $11.7 million in 2001. The RIP document was revised to reflect these changes.

The following tables summarize the balance sheet impact, as well as the benefit obligations, assets, funded status and rate assumptions associated with the pension and postretirement benefit plans. The plan assets are primarily stocks, mutual funds and bonds. Included in these assets were 1,426,751 shares of AHI common stock at year-end 2001 and 2000. The pension benefits disclosures include both the RIP and the Retirement Benefit Equity Plan, which is a nonqualified, unfunded plan designed to provide pension benefits in excess of the limits defined under Sections 415 and 401(a)(17) of the Internal Revenue Code.

                                                                                      Retiree Health and Life
                                                             Pension Benefits           Insurance Benefits
                                                         ------------------------     -----------------------
U.S. defined-benefit plans (millions)                      2001           2000          2001           2000
-------------------------------------                    ---------      ---------     --------       --------
Change in benefit obligation:
Benefit obligation as of January 1                       $ 1,132.4      $ 1,079.4     $  258.6       $  233.3
Service cost                                                  14.9           13.9          3.5            2.8
Interest cost                                                 93.0           84.0         20.1           18.7
Plan participants' contributions                                --             --          3.7            3.4
Plan amendments                                               79.6           25.8           --             --
Divestitures                                                    --           (4.0)          --           (0.1)
Effect of settlements                                           --           (5.9)          --             --
Effect of special termination benefits                         2.9            1.4           --             --
Actuarial gain                                                92.7           33.0        128.6           26.6
Benefits paid                                                (91.1)         (95.2)       (29.9)         (26.1)
                                                         ---------      ---------     --------       --------
Benefit obligation as of December 31                     $ 1,324.4      $ 1,132.4     $  384.6       $  258.6
                                                         =========      =========     ========       ========

Change in plan assets:
Fair value of plan assets as of January 1                $ 1,790.6      $ 1,748.3           --             --
Actual return on plan assets                                  32.9          137.9           --             --
Divestitures                                                    --           (3.7)          --             --
Effect of settlements                                           --           (5.9)          --             --
Employer contribution                                          3.5            9.2     $   26.2       $   22.7
Plan participants' contributions                               ---             --          3.7            3.4
Benefits paid                                                (91.1)         (95.2)       (29.9)         (26.1)
                                                         ---------      ---------     --------       --------
Fair value of plan assets as of December 31              $ 1,735.9      $ 1,790.6     $    0.0       $    0.0
                                                         =========      =========     ========       ========

Funded status                                            $   411.5      $   658.2     $ (384.6)      $ (258.6)
Unrecognized net actuarial loss (gain)                      (187.2)        (422.7)       160.8           48.6
Unrecognized transition asset                                 (2.1)          (8.3)          --             --
Unrecognized prior service cost (benefit)                    148.5           86.1          9.9           (4.2)
                                                         ---------      ---------     --------       --------
Net amount recognized                                    $   370.7      $   313.3     $ (213.9)      $ (214.2)
                                                         =========      =========     ========       ========

The funded status of U.S. defined-benefit plans was determined using the assumptions presented in the table below.

                                                                                 Retiree Health and Life
                                                            Pension Benefits       Insurance Benefits
                                                        -----------------------  -----------------------
U.S. defined-benefit plans                                 2001         2000        2001         2000
--------------------------                              ----------   ----------  ----------   ----------
Weighted-average assumption as of
    December 31:
Discount rate                                                7.00%        7.50%       7.00%        7.50%
Expected return on plan assets                               8.75%        9.50%         n/a          n/a
Rate of compensation increase                                4.00%        4.25%       4.00%        4.25%

Amounts recognized in the consolidated balance sheets consist of:

                                                                                 Retiree Health and Life
                                                           Pension Benefits        Insurance Benefits
                                                        -----------------------  -----------------------
(millions)                                                 2001         2000        2001         2000
----------                                              ----------   ----------  ----------   ----------
Prepaid benefit costs                                    $ 386.9       $ 333.6
Accrued benefit liability                                  (30.4)        (34.5)   $ (213.9)    $ (214.2)
Intangible asset                                             1.2           1.6          --           --
Other comprehensive income                                  13.0          12.6          --           --
                                                        ----------   ----------  ----------   ----------
Net amount recognized                                    $ 370.7       $ 313.3    $ (213.9)    $ (214.2)
                                                        ==========   ==========  ==========   ==========

                                                                                    Pension Benefits
                                                                                 -----------------------
U.S. pension plans with benefit obligations in excess of assets (millions)          2001         2000
--------------------------------------------------------------------------       ----------   ----------
Projected benefit obligation, December 31                                            $ 33.2       $ 44.7
Accrued benefit obligation, December 31                                                30.4         34.5
Fair value of plan assets, December 31                                                   --           --

The above table relates to the Retirement Benefit Equity Plan, which is a nonqualified, unfunded plan designed to provide pension benefits in excess of the limits defined under Sections 415 and 401(a)(17) of the Internal Revenue Code.

The components of pension credit are as follows:

                                                                                Pension Benefits
                                                                    ----------------------------------------
U.S. defined-benefit plans (millions)                                   2001         2000           1999
-------------------------------------                               -----------  -------------  ------------
Service cost of benefits earned during the year                       $  14.9       $  13.9       $  16.7
Interest cost on projected benefit obligation                            93.0          84.0          76.6
Expected return on plan assets                                         (164.4)       (153.6)       (147.0)
Amortization of transition asset                                         (6.2)         (6.2)         (6.2)
Amortization of prior service cost                                       17.5          11.9          10.0
Recognized net actuarial gain                                           (11.6)        (13.9)        (17.3)
                                                                    -----------  -------------  ------------
Net periodic pension credit                                           $ (56.8)      $ (63.9)      $ (67.2)
                                                                    ===========  =============  ============

Costs for other funded and unfunded pension plans were $11.8 million in 2001, $5.6 million in 2000 and $7.1 million in 1999.

The components of postretirement benefit cost are as follows:

                                                                                Retiree Health and
                                                                             Life Insurance Benefits
                                                                    ----------------------------------------
U.S. defined-benefit plans (millions)                                    2001         2000          1999
-------------------------------------                               -----------  -------------  ------------
Service cost of benefits earned during the year                       $    3.5       $   2.8       $   3.2
Interest cost on accumulated postretirement benefit obligation            20.1          18.7          17.0
Amortization of prior service cost (benefit)                               0.3          (0.9)         (0.9)
Recognized net actuarial loss                                              2.2           1.0           0.6
                                                                    -----------  -------------  ------------
Net periodic postretirement benefit cost                              $   26.1       $  21.6       $  19.9
                                                                    ===========  =============  ============

For measurement purposes, an average rate of 12% annual increase in the per capita cost of covered health care benefits was assumed for 2002, decreasing 1% per year to an ultimate rate of 6%. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                                  One percentage point
                                                                              -----------------------------
U.S. retiree health and life insurance benefit plans (millions)                  Increase       Decrease
---------------------------------------------------------------               -------------- --------------
Effect on total of service and interest cost components                           $  2.4         $  (2.0)
Effect on postretirement benefit obligation                                         36.5           (30.8)

AHI has pension plans covering employees in a number of foreign countries that utilize assumptions that are consistent with, but not identical to, those of the U.S. plans. The following tables summarize the balance sheet impact as well as the benefit obligations, assets, funded status and rate assumptions associated with pension benefits.

                                                            Pension Benefits
                                                         ----------------------
Non-U.S. defined-benefit plans (millions)                  2001          2000
-----------------------------------------                --------      --------
Change in benefit obligation:
Benefit obligation as of January 1                       $ 290.8       $ 300.6
Service cost                                                 7.9           7.2
Interest cost                                               15.5          14.6
Plan participants' contributions                             2.2           2.1
Plan amendments                                              1.8           0.7
Acquisitions                                                  --          22.7
Divestitures                                                  --          (0.6)
Effect of settlements                                         --         (33.6)
Effect of special termination benefits                       0.3          (0.7)
Foreign currency translation adjustment                    (11.2)        (24.4)
Actuarial loss (gain)                                       (8.4)         15.3
Benefits paid                                              (13.6)        (13.1)
                                                         --------      --------
Benefit obligation as of December 31                     $ 285.3       $ 290.8
                                                         ========      ========

Change in plan assets:
Fair value of plan assets as of January 1                $ 179.2       $ 163.4
Actual return on plan assets                               (18.1)          2.4
Acquisitions                                                  --          22.1
Divestitures                                                  --          (0.6)
Employer contributions                                      11.8          44.4
Plan participants' contributions                             2.2           2.1
Effect of settlements                                         --         (33.6)
Foreign currency translation adjustment                     (4.7)         (7.9)
Benefits paid                                              (13.6)        (13.1)
                                                         --------      --------
Fair value of plan assets as of December 31              $ 156.8       $ 179.2
                                                         ========      ========

Funded status                                            $(128.5)      $(111.6)
Unrecognized net actuarial gain                             13.5          (3.6)
Unrecognized transition obligation (asset)                   0.2          (1.3)
Unrecognized prior service cost                              5.7           3.9
                                                         --------      --------
Net amount recognized                                    $(109.1)      $(112.6)
                                                         ========      ========

Amounts recognized in the consolidated balance sheets consist of:

                                                            Pension Benefits
                                                         ----------------------
(millions)                                                 2001          2000
----------                                               --------      --------
Prepaid benefit cost                                     $    5.9      $    5.6
Accrued benefit liability                                  (121.3)       (126.0)
Intangible asset                                              0.7           0.1
Other comprehensive income                                    5.6           7.7
                                                         --------      --------
Net amount recognized                                    $ (109.1)     $ (112.6)
                                                         ========      ========

Non-U.S. pension plans with benefit obligations             Pension Benefits
                                                         ----------------------
in excess of assets (millions)                             2001          2000
------------------------------                           --------      --------
Projected benefit obligation, December 31                $  124.7      $  128.7
Accrued benefit obligation, December 31                     119.5         124.3
Fair value of plan assets, December 31                        2.3           2.7

The components of pension cost are as follows:

Non-U.S. defined-benefit plans (millions)                   2001          2000           1999
-----------------------------------------                ---------     ---------      ---------
Service cost of benefits earned during the year          $    7.9      $    7.2       $    8.4
Interest cost on projected benefit obligation                15.5          14.6           18.1
Expected return on plan assets                              (11.0)         (9.9)          (8.0)
Amortization of transition obligation                         0.3           0.2            0.2
Amortization of prior service cost                            0.4           1.0            0.4
Recognized net actuarial gain                                (0.1)         (0.1)          (0.1)
                                                         ---------     ---------      ---------
Net periodic pension cost                                $   13.0      $   13.0       $   19.0
                                                         =========     =========      =========

The funded status of Non-U.S. defined-benefit plans was determined using the following assumptions:

                                                            Pension Benefits
                                                         -----------------------
Non-U.S. defined-benefit plans                              2001          2000
------------------------------                           ---------     ---------
Weighted-average assumption as of December 31:
Discount rate                                                5.49%         5.69%
Expected return on plan assets                               5.57%         6.43%
Rate of compensation increase                                3.71%         3.85%

NOTE 24. LEASES
---------------
AHI rents certain real estate and equipment. Several leases include options for renewal or purchase, and contain clauses for payment of real estate taxes and insurance. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. As part of the Chapter 11 Case, AWI must decide whether to assume, assume and assign, or reject prepetition unexpired leases and other prepetition executory contracts. AWI has been granted an extension until April 8, 2002 by the Court to make these decisions with respect to prepetition unexpired leases of real property and this date may be further extended. With respect to prepetition executory contracts and unexpired leases not related to real estate, AWI has until confirmation of a reorganization plan to make these decisions unless such time is shortened by the Court. The accompanying financial statements do not reflect any adjustment related to assumption or rejection of such agreements.

Rental expense was $15.7 million in 2001, $17.7 million in 2000 and $19.5 million in 1999. Future minimum payments at December 31, 2001, by year and in the aggregate, having noncancelable lease terms in excess of one year were as follows:

                                                         Capital     Operating
Scheduled minimum lease payments (millions)              Leases        Leases
-------------------------------------------            ----------- -------------
2002                                                         $ 1.3        $  9.9
2003                                                           1.4           7.3
2004                                                           2.5           5.6
2005                                                           1.5           3.2
2006                                                           0.9           2.3
Thereafter                                                     0.8          10.1
                                                       ----------- -------------
Total                                                        $ 8.4        $ 38.4
                                                       =========== =============

AHI has capital leases that have lease payments that extend until 2018. Assets under capital leases are included in the consolidated balance sheets as follows:


(millions)                                                 2001        2000
----------                                             ----------- -------------
Land                                                     $   3.8     $     3.8
Building                                                     4.1           4.5
Machinery                                                   26.1          26.2
Less accumulated amortization                              (10.0)        (12.1)
                                                       ----------- -------------
Net assets                                               $  24.0     $    22.4
                                                       =========== =============


NOTE 25. SHAREHOLDERS' EQUITY
-----------------------------
Treasury share changes for 2001, 2000 and 1999 are as follows:

Years ended December 31 (thousands)                        2001        2000          1999
-----------------------------------                    ----------- ------------- -------------
Common shares
  Balance at beginning of year                           11,034.3     11,628.7      11,856.7
  Stock purchases                                           145.3         90.8          33.8
  Stock issuance activity, net                               (3.0)      (685.2)       (261.8)
                                                       ----------- ------------- -------------
  Balance at end of year                                 11,176.6     11,034.3      11,628.7
                                                       =========== ============= =============

Stock purchases include small unsolicited buybacks of shares, shares received under share tax withholding transactions and open market purchases of stock through brokers.

The balance of each component of accumulated other comprehensive loss as of December 31, 2001 and 2000, is presented in the table below.


(millions)                                                    2001        2000
----------                                                  --------    --------
Foreign currency translation adjustments                     $ 32.6      $ 29.3
Derivative loss, net                                            3.3          --
Unrealized loss on available for sale securities                 --         2.0
Minimum pension liability adjustments                          11.2        13.9
                                                            -------     -------
Total                                                        $ 47.1      $ 45.2
                                                            =======     =======

The related tax effects allocated to each component of other comprehensive income (loss) are presented in the table below.

(millions)                                                   Pre-tax       Tax       After tax
----------                                                    amount     Benefit       amount
                                                             -------     -------     ---------
Foreign currency translation adjustments                     $ (3.3)     $   --       $  (3.3)
Derivative loss, net                                           (5.1)        1.8          (3.3)
Impairment loss on available for sale securities                2.0          --           2.0
Minimum pension liability adjustments                           0.9         1.8           2.7
                                                             -------     -------     ---------
Total                                                        $ (5.5)     $  3.6       $  (1.9)
                                                             =======     =======     =========

NOTE 26. SUPPLEMENTAL FINANCIAL INFORMATION
-------------------------------------------
(millions)
 --------
Selected operating expenses                                    2001        2000         1999
---------------------------                                  -------     -------     ---------
Maintenance and repair costs                                 $ 112.2     $ 114.6     $  113.1
Research and development costs                                  56.3        60.3         48.9
Advertising costs                                               49.8        43.7         47.0

Other expense (income), net

Interest and dividend income                                 $  (2.8)    $  (5.6)    $   (2.1)
Loss (gain) on sale of businesses, net                           0.3       (60.2)        (1.0)
Demutualization proceeds                                        (3.5)       (5.2)        (2.6)
Foreign currency transaction gain                               (0.5)       (7.0)        (0.2)
Impairment loss on available for sale securities                 3.2          --           --
Impairment of note receivable from previous divestiture          2.0          --           --
Other                                                            0.1         1.3         (0.7)
                                                             -------     -------     ---------
Total                                                        $  (1.2)    $ (76.7)      $ (6.6)
                                                             =======     =======     =========

NOTE 27. SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

(millions)                                                     2001        2000         1999
 ---------                                                   -------     -------     ---------
Interest paid                                                $   9.2     $ 101.5     $  104.5
Income taxes paid                                               13.3        14.7         48.2
Acquisitions:
    Fair value of assets acquired                            $   0.6     $  55.6     $    3.8
    Cost in excess of net assets acquired                        5.0          --           --
    Less:
    Net assets in excess of consideration                         --        24.2           --
    Liabilities assumed                                           --        24.9           --
                                                             -------     -------     ---------
Cash paid, net of cash acquired                              $   5.6     $   6.5     $    3.8
                                                             =======     =======     =========

NOTE 28. LITIGATION AND RELATED MATTERS
---------------------------------------

Asbestos-related litigation

AWI is a defendant in personal injury claims and property damage claims related to asbestos containing products. On December 6, 2000, AWI filed a voluntary petition for relief ("the Filing") under Chapter 11 of the U.S. Bankruptcy Code to use the court supervised reorganization process to achieve a final resolution of its asbestos liability.

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

Asbestos-Related Personal Injury Claims
---------------------------------------
Before filing for relief under the Bankruptcy Code, AWI pursued broad-based settlements of asbestos-related personal injury claims through the Center for Claims Resolution (the "Center"). The Center had reached Strategic Settlement Program ("SSP") agreements with law firms that covered approximately 130,000 claims that named AWI as a defendant. As a result of the Filing, AWI's obligations with respect to payments called for under these settlements will be determined in its Chapter 11 Case.

Due to the Filing, holders of asbestos-related personal injury claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against AWI. In addition, AWI ceased making payments with respect to asbestos-related personal injury claims, including payments pursuant to the outstanding SSP agreements. A separate creditors' committee representing the interests of asbestos personal injury claimants has been appointed in the Chapter 11 Case.

AWI's present and future asbestos liability will be addressed in its Chapter 11 Case rather than through the Center and a multitude of lawsuits in different jurisdictions throughout the U.S. AWI believes that the Chapter 11 process provides it with the opportunity to comprehensively address its asbestos-related personal injury liability in one forum. It is anticipated that all present and future asbestos-related personal injury claims will be resolved in the Chapter 11 Case.

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

AWI believes the range of probable and estimable liability is more uncertain now than previously. There are significant differences in the way the asbestos-related personal injury claims may be addressed under the bankruptcy process when compared to the tort system. Accordingly, AWI currently is unable to ascertain how prior experience with the number of claims and the amounts to settle claims will impact its ultimate liability in the context of its Chapter 11 Case.

As of September 30, 2000, AWI had recorded a liability of $758.8 million for its asbestos-related personal injury liability that it determined was probable and estimable through 2006. Due to the increased uncertainty created as a result of the Filing, no change has been made to the previously recorded liability except to record payments of $68.2 million against that accrual in October and November 2000. The asbestos-related personal injury liability balance recorded at December 31, 2001 and December 31, 2000 is $690.6 million, which is recorded in liabilities subject to compromise. Due to the uncertainties created as a result of the Filing and how the liability may be resolved, it is not possible to reasonably estimate the ultimate liability. It is likely, however, that the actual liability will be significantly higher than the recorded liability. As the Chapter 11 Case proceeds, there should be more clarity as to the extent of the liability.

Collateral Requirements
-----------------------
During 2000, AWI had secured a bond for $56.2 million to meet minimum collateral requirements established by the Center with respect to asbestos-related personal injury claims asserted against AWI. On October 27, 2000, the insurance company that underwrote the surety bond informed AWI and the Center of its intention not to renew the surety bond effective February 28, 2001. On February 6, 2001, the Center advised the surety of the Center's demand for payment of the face value of the bond. The surety filed a motion with the Court seeking to restrain the Center from drawing on the bond. The motion was not granted. On March 28, 2001, the surety filed an amended complaint in the Court seeking similar relief. The Center has filed a motion to dismiss the amended complaint. The Court has not yet ruled on the Center's motion or the complaint. In addition, on April 27, 2001, AWI filed a complaint and a motion with the Court seeking an order, among other things, enjoining the Center from drawing on the bond or, in the event the Center is permitted to draw on the bond, requiring that the proceeds of any such draw be deposited into a Court-approved account subject to further order of the Court. Recently, Judge Alfred M. Wolin of the Federal District Court for the District of New Jersey, who is also presiding over AWI's Chapter 11 Case, indicated he would determine these matters. Judge Wolin has not yet ruled on these matters.

Asbestos-Related property Damage Litigation
-------------------------------------------
Over the years, AWI was one of many defendants in asbestos-related property damage claims that were filed by public and private building owners, with six claims pending as of June 30, 2001. The previous claims that were resolved prior to the Filing resulted in aggregate indemnity obligations of less than $10 million. To date, all payments of these obligations have been entirely covered by insurance. The pending cases present allegations of damage to the plaintiffs' buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures for removal and replacement of such products. In the second quarter of 2000, AWI was served with a lawsuit seeking class certification of Texas residents who own property with asbestos-containing products. This case includes allegations that AWI asbestos-containing products caused damage to buildings and generally seeks compensatory damages and equitable relief, including testing, reimbursement for removal and diminution of property value. AWI vigorously denies the validity of the allegations against it in these actions and, in any event, believes that any costs will be covered by insurance. Continued prosecution of these actions and the commencement of any new asbestos property damage actions are stayed due to the Filing. In March 2002, the Court allowed certain alleged holders of asbestos property damage claims to file a class proof of claim against AWI. Upon such filing, the Court will later determine whether the proposed class should be certified. Consistent with prior periods and due to increased uncertainty, AWI has not recorded any liability related to these claims as of December 31, 2001. See Note 1 for further discussion of the property damage claims received by the August 31, 2001 claims bar date in the Chapter 11 Case. A separate creditors' committee representing the interests of property damage asbestos claimants has been appointed in the Chapter 11 Case.


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

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the first quarter of 2001, a new trial judge was selected for the ADR. The new trial judge conducted hearings in 2001 and determined not to rehear matters decided by the previous judge. In the first quarter of 2002, the new trial judge concluded the ADR trial proceeding with findings in favor of AWI on substantially all key issues. The trial proceeding is subject to an appeal as part of the ADR process. One of the insurance carriers, Reliance Insurance Company, was placed under an order of rehabilitation by a state insurance department during May 2001 and an order of liquidation during October 2001.

Another insurer (Century Indemnity Company), who previously settled its coverage issues with AWI, has made some of its required payments under the settlement to a trust of which AWI is a beneficiary. During January 2002, this insurer filed an adversary action in AWI's Chapter 11 Case. Among other things, the action requests the Court to (1) declare that the settlement agreement is an executory contract and to compel assumption or rejection of the agreement; (2) declare that the insurer need not make its present and future scheduled payments unless AWI assumes the agreement; (3) declare that the insurer is entitled to indemnification from AWI against any liabilities that the insurer may incur in certain unrelated litigation in which the insurer is involved; and (4) enjoin the disposition of funds previously paid by the insurer to the trust pending an adjudication of the insurer's rights. AWI believes it is highly unlikely the insurer will prevail in this matter.

Insurance Asset
---------------
An insurance asset in respect of asbestos personal injury claims in the amount of $214.1 million is recorded as of December 31, 2001 compared to $268.3 million as of December 31, 2000. The reduction is due to cash receipts during the second and third quarters of 2001 and management's current assessment of probable insurance recoveries, which included the order of liquidation for Reliance Insurance Company. Of the total recorded asset at December 31, 2001, approximately $49.0 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI's belief in the availability of insurance in this amount, based upon AWI's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $82 million of the $214.1 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the liability. Of the $214.1 million asset, $22.0 million has been recorded as a current asset as of December 31, 2001 reflecting management's estimate of the minimum insurance payments to be received in the next 12 months.

A significant part of the recorded asset relates to insurance that AWI believes is probable and will be obtained through settlements with the various carriers. Due to the Filing, the settlement process may be delayed, pending further clarification as to the asbestos liability. While AWI believes the Chapter 11 process will strengthen its position on resolving disputed insurance and may therefore result in higher settlement amounts than recorded, there has been no increase in the recorded amounts due to the uncertainties created by the Filing. Accordingly, this asset could also change significantly based upon events which occur in the Court. Management estimates that the timing of future cash payments for the recorded asset may extend beyond 10 years.

Cash Flow Impact
----------------
As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related claims in December 2000 and all of 2001. In the first eleven months of 2000, AWI paid $226.9 million for asbestos-related claims. AWI received $32.2 million in asbestos-related insurance recoveries during 2001 compared to $27.7 million in 2000. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements.

Conclusion
----------
Many uncertainties exist surrounding the financial impact of AWI's involvement with asbestos litigation. These uncertainties include the impact of the Filing and the Chapter 11 process, the number of future claims to be filed, the impact of any potential legislation, the impact of the ADR proceedings on the insurance asset and the financial condition of AWI's insurance carriers. AWI has not revised its previously recorded liability for asbestos-related personal injury claims. During 2001, AWI reduced its previously recorded insurance asset by $32.2 million for cash receipts and by $22.0 million for management's current assessment of probable insurance recoveries. The $22.0 million reduction was recorded as a charge for asbestos liability, net, in the accompanying consolidated statement of earnings. AWI will continue to review its asbestos-related liability periodically, although it is likely that no changes will be made to the liability until later in the Chapter 11 Case as significant developments arise. Although not estimable, it is likely that AWI's total exposure to asbestos-related personal injury claims will be significantly higher than the recorded liability. Any adjustment to the estimated liability or insurance asset could be material to the financial statements.

Environmental Matters

Most of Armstrong's manufacturing and certain of Armstrong's research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. Armstrong has made, and intends to continue to make, necessary expenditures for compliance with applicable environmental requirements at its operating facilities. Armstrong incurred capital expenditures of approximately $8.4 million in 2001, $6.2 million in 2000 and $5.5 million in 1999 associated with environmental compliance and control facilities. Armstrong anticipates that annual expenditures for those purposes will not change materially from recent experience. Armstrong does not anticipate that it will incur significant capital expenditures in order to meet the requirements of the Clean Air Act of 1990 and the final implementing regulations promulgated by various state agencies. However, applicable requirements under the Clean Air Act and other federal and state environmental laws continue to change. Until all new regulatory requirements are known, Armstrong cannot predict with certainty future capital expenditures associated with compliance with environmental requirements.

As with many industrial companies, Armstrong is currently involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"), and similar state laws at approximately 22 sites. In most cases, Armstrong is one of many potentially responsible parties ("PRPs") who have potential liability for the required investigation and remediation of each site and who, in some cases, have agreed to jointly fund that required investigation and remediation. With regard to some sites, however, Armstrong disputes the liability, the proposed remedy or the proposed cost allocation among the PRPs. Armstrong may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies. Armstrong has also been remediating environmental contamination resulting from past industrial activity at certain of its former plant sites. AWI's payments and remediation work on such sites for which AWI is the potentially responsible party is under review in light of the Chapter 11 Filing. The bar date for claims from several environmental agencies has been extended into the second quarter of 2002.

Estimates of Armstrong's future environmental liability at any of the Superfund sites or current or former plant sites are based on evaluations of currently available facts regarding each individual site and consider factors such as Armstrong's activities in conjunction with the site, existing technology, presently enacted laws and regulations and prior company experience in remediating contaminated sites. Although current law imposes joint and several liability on all parties at any Superfund site, Armstrong's contribution to the remediation of these sites is expected to be limited by the number of other companies also identified as potentially liable for site costs. As a result, Armstrong's estimated liability reflects only Armstrong's expected share. In determining the probability of contribution, Armstrong considers the solvency of the parties, whether liability is being disputed, the terms of any existing agreements and experience with similar matters. The Chapter 11 Case also may affect the ultimate amount of such contributions.

Liabilities of $16.6 million at December 31, 2001 and $15.4 million at December 31, 2000 were for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $6.4 million of the December 31, 2001 and December 31, 2000 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, such prepetition liabilities that do not preserve company assets are addressed in the Chapter 11 Case.

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

Other Litigation

About 350 former Armstrong employees that were separated in two divestitures in 2000 have brought a purported class action against the Retirement Committee of AWI, named and unnamed members of the Retirement Committee, and the Retirement Savings and Stock Ownership Plan (RSSOP). The case is pending in the United States District Court (Eastern District of PA). A similar proof of claim has been filed against AWI in the Chapter 11 Case. Plaintiffs allege breach of Employee Retirement Income Security Act (ERISA) fiduciary duties and other violations of ERISA pertaining to losses in their RSSOP accounts, which were invested in Armstrong common stock. Losses are alleged to be in the range of several million dollars. AHI believes there are strong substantive defenses to the allegations.

NOTE 29 - DIFFERENCES BETWEEN ARMSTRONG HOLDINGS INC. AND ARMSTRONG WORLD
-------------------------------------------------------------------------
          INDUSTRIES, INC.
          ----------------
The difference between the financial statements of AHI and Armstrong is primarily due to transactions that occurred in 2000 related to the formation of Armstrong Holdings, Inc. and stock activity.

NOTE 30. EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS
-------------------------------------------------------------
The table below provides a reconciliation of the numerators and denominators of the basic and diluted per share calculations for net earnings (loss). The diluted earnings (loss) per share computations for 2000 and 1999 use the basic number of shares due to the loss from continuing operations.

                                                                              Net                          Per share
Millions except for per-share data                                      Earnings/(Loss)       Shares        Amount
----------------------------------                                      ---------------     ----------   ------------
                                          For the year ended 2001
                                          -----------------------
BASIC EARNINGS PER SHARE
Earnings from continuing operations                                       $    73.2               40.5    $    1.81
DILUTED EARNINGS PER SHARE
Dilutive options                                                                                   0.3        (0.02)
                                                                          ---------          ---------    ---------
Earnings from continuing operations                                       $    73.2               40.8    $    1.79
                                                                          =========          =========    =========
                                          For the year ended 2000
                                          -----------------------
BASIC LOSS PER SHARE
Loss from continuing operations                                           $   (85.1)              40.2    $   (2.12)
DILUTED LOSS PER SHARE
Dilutive options                                                                                   0.3
                                                                          ---------          ---------    ---------
Loss from continuing operations                                           $   (85.1)              40.5    $   (2.12)
                                                                          =========          =========    =========
                                          For the year ended 1999
                                          -----------------------
BASIC LOSS PER SHARE
Loss from continuing operations                                           $   (16.2)              39.9    $   (0.41)
DILUTED LOSS PER SHARE
Dilutive options                                                                                   0.3
                                                                          ---------          ---------    ---------
Loss from continuing operations                                           $   (16.2)              40.2    $   (0.41)
                                                                          =========          =========    =========

NOTE 31. PREFERRED STOCK PURCHASE RIGHTS PLAN
---------------------------------------------
AHI has a shareholder rights plan under a Rights Agreement dated as of March 14, 2000 and in connection therewith distributed one right for each share of its common stock outstanding. In general, the rights become exercisable at $300 per right for a fractional share of a new series of Class A preferred stock 10 days after a person or group, other than certain affiliates of AHI either acquires beneficial ownership of shares representing 20% or more of the voting power of AHI or announces a tender or exchange offer that could result in such person or group beneficially owning shares representing 28% or more of the voting power of AHI. If thereafter any person or group becomes the beneficial owner of 28% or more of the voting power of AHI, or if AHI is the surviving company in a merger with a person or group that owns 20% or more of the voting power of AHI, then each owner of a right (other than such 20% shareholder) would be entitled to purchase shares of company common stock having a value equal to twice the exercise price of the right. Should AHI be acquired in a merger or other business combination, or sell 50% or more of its assets or earnings power, each right would entitle the holder to purchase, at the exercise price, common shares of the acquirer having a value of twice the exercise price of the right. The exercise price was determined on the basis of the Board's view of the long-term value of AHI `s common stock. The rights have no voting power nor do they entitle a holder to receive dividends. At AHI's option, the rights are redeemable prior to becoming exercisable at five cents per right. The rights expire on March 21, 2006, unless extended or earlier redeemed by the AHI Board of Directors.

                          Independent Auditors' Report

The Board of Directors and Shareholders,
Armstrong Holdings, Inc.:

We have audited the accompanying consolidated financial statements of Armstrong Holdings, Inc. and subsidiaries ("the Company") as listed in the accompanying index on page 41. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index on page 41. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Armstrong Holdings, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the consolidated financial statements, three of the Company's domestic subsidiaries, including Armstrong World Industries, Inc., the Company's major operating subsidiary, filed separate voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court on December 6, 2000. Armstrong World Industries, Inc. has also defaulted on certain debt obligations. Although these operating subsidiaries are currently operating their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court, the continuation of their businesses as going concerns is contingent upon, among other things, the ability to formulate a plan of reorganization which will gain approval of the creditors and confirmation by the Bankruptcy Court. The filing under Chapter 11 and the resulting increased uncertainty regarding the Company's potential asbestos liabilities, as discussed in Note 28 of the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of these uncertainties.




/s/ KPMG LLP

February 22, 2002
Philadelphia, Pennsylvania

               Armstrong World Industries, Inc., and Subsidiaries
                       Consolidated Statements of Earnings
                     (in millions, except per share amounts)

                                                                                                         Years Ended December 31
                                                                                                       2001        2000       1999
                                                                                                       ----        ----       ----
Net sales                                                                                            $3,135.4   $3,249.4   $3,322.9
Cost of goods sold                                                                                    2,361.8    2,384.8    2,290.5
                                                                                                     --------   --------   --------
Gross profit                                                                                            773.6      864.6    1,032.4

Selling, general and administrative expenses                                                            596.2      596.7      607.8
Charge for asbestos liability, net                                                                       22.0      236.0      335.4
Restructuring and reorganization charges (reversals), net                                                 9.0       18.8       (1.4)
Goodwill amortization                                                                                    22.8       23.9       25.5
Equity (earnings) from affiliates, net                                                                  (16.5)     (18.0)     (16.8)
                                                                                                     --------   --------   --------
Operating income                                                                                        140.1        7.2       81.9

Interest expense (unrecorded contractual interest of $86.0, $6.0 and $0.0)                               13.1      102.9      105.2
Other (income), net                                                                                      (1.2)     (76.7)      (6.6)
                                                                                                     --------   --------   --------
Income (loss) from continuing operations before Chapter 11 reorganization costs
    and income tax expense (benefit)                                                                    128.2      (19.0)     (16.7)
Chapter 11 reorganization costs, net                                                                     12.5      103.3          -
                                                                                                     --------   --------   --------

Earnings (loss) from continuing operations before income tax expense (benefit)                          115.7     (122.3)     (16.7)
Income tax expense (benefit)                                                                             42.5      (36.8)      (0.5)
                                                                                                     --------   --------   --------

Earnings (loss) from continuing operations                                                           $   73.2   $  (85.5)  $  (16.2)
                                                                                                     --------   --------   --------

Income from discontinued operations, net of tax of $0.0, $3.9 and $15.4, respectively                       -        6.3       30.5
Gain (loss) on sale of discontinued operations, net of tax of $0.0 and $39.2, respectively               (1.1)     114.8          -
Net loss on expected disposal of discontinued operations, net of tax of $0.0 and $10.7, respectively     (3.3)     (23.8)         -
Net reversal of loss on discontinued operations no longer to be disposed, net of tax of $10.7            24.0          -          -
                                                                                                     --------   --------   --------
Earnings from discontinued operations                                                                    19.6       97.3       30.5
                                                                                                     --------   --------   --------

Net earnings                                                                                         $   92.8   $   11.8   $   14.3
                                                                                                     ========   ========   ========

See accompanying notes to consolidated financial statements beginning on page
86.

               Armstrong World Industries, Inc., and Subsidiaries
                           Consolidated Balance Sheets
            (amounts in millions, except share and per share amounts)

                                                                                           As of December 31,
            Assets                                                                          2001         2000
            ------                                                                          ----         ----
Current assets:
      Cash and cash equivalents                                                         $   277.4    $   159.1
      Accounts and notes receivable, net                                                    316.5        369.0
      Inventories, net                                                                      443.1        399.9
      Deferred income taxes                                                                  11.5         10.0
      Other current assets                                                                   65.8         84.0
                                                                                        ---------    ---------
              Total current assets                                                        1,114.3      1,022.0

Property, plant and equipment, less accumulated depreciation and
      amortization of $1,143.3 and $1,091.0, respectively                                 1,283.7      1,321.0

Insurance receivable for asbestos-related liabilities, noncurrent                           192.1        236.1
Prepaid pension costs                                                                       391.1        337.4
Investment in affiliates                                                                     39.6         37.3
Goodwill, net                                                                               822.8        846.0
Other intangibles, net                                                                       89.0         92.7
Deferred income tax assets, noncurrent                                                          -          6.8
Other noncurrent assets                                                                     101.8        105.9
                                                                                        ---------    ---------
              Total assets                                                              $ 4,034.4    $ 4,005.2
                                                                                        =========    =========

      Liabilities and Shareholder's Equity
      ------------------------------------
Current liabilities:
      Short-term debt                                                                   $    18.9    $    35.9
      Current installments of long-term debt                                                  6.1         18.5
      Accounts payable and accrued expenses                                                 298.6        292.0
      Short-term amounts due to affiliates                                                    8.4          2.4
      Income taxes                                                                           41.0         32.2
      Accrued loss on expected disposal of discontinued operations                              -         34.5
                                                                                        ---------    ---------
              Total current liabilities                                                     373.0        415.5
                                                                                        ---------    ---------

Liabilities subject to compromise                                                         2,362.2      2,389.9

Long-term debt, less current installments                                                    50.3         56.9
Postretirement and postemployment benefit liabilities                                       242.7        244.8
Pension benefit liabilities                                                                 147.2        156.8
Other long-term liabilities                                                                  84.6         77.9
Deferred income taxes                                                                        18.4            -
Minority interest in subsidiaries                                                             8.8          6.9
                                                                                        ---------    ---------
              Total noncurrent liabilities                                                2,914.2      2,933.2

Shareholder's equity:
      Common stock, $1 par value per share
         Authorized 200 million shares; issued 51,878,910 shares                             51.9         51.9
      Capital in excess of par value                                                        173.2        173.4
      Reduction for ESOP loan guarantee                                                    (142.2)      (142.2)
      Retained earnings                                                                   1,239.9      1,147.1
      Accumulated other comprehensive loss                                                  (47.1)       (45.2)
      Less common stock in treasury, at cost
         2001 and 2000 - 11,393,170 shares                                                 (528.5)      (528.5)
                                                                                        ---------    ---------
              Total shareholder's equity                                                    747.2        656.5
                                                                                        ---------    ---------

              Total liabilities and shareholder's equity                                $ 4,034.4    $ 4,005.2
                                                                                        =========    =========

See accompanying notes to consolidated financial statements beginning on page
86.

               Armstrong World Industries, Inc., and Subsidiaries
                 Consolidated Statements of Shareholder's Equity
                 (amounts in millions, except per share amounts)

                                                                        2001                  2000                   1999
                                                                        ----                  ----                   ----
Common stock, $1 par value:
--------------------------
Balance at beginning and end of year                                  $   51.9             $    51.9             $   51.9
                                                                      --------               -------             --------

Capital in excess of par value:
------------------------------
Balance at beginning of year                                          $  173.4             $   176.4             $  173.0
Stock issuances and other                                                 (0.2)                  2.3                  3.4
Contribution of treasury stock to ESOP                                       -                  (5.3)                   -
                                                                      --------             ---------             --------
Balance at end of year                                                $  173.2             $   173.4             $  176.4
                                                                      --------             ---------             --------

Reduction for ESOP loan guarantee:
---------------------------------
Balance at beginning of year                                          $ (142.2)            $  (190.3)            $ (199.1)
Principal paid                                                               -                  13.2                 23.3
Loans to ESOP                                                                -                  (7.3)               (12.8)
Interest on loans to ESOP                                                    -                  (1.1)                (1.3)
Contribution of treasury stock to ESOP                                       -                  (4.1)                (5.8)
Impairment of loans to ESOP                                                  -                  43.3                    -
Accrued compensation                                                         -                   4.1                  5.4
                                                                      --------             ---------             --------
Balance at end of year                                                $ (142.2)            $  (142.2)            $ (190.3)
                                                                      --------             ---------             --------

Retained earnings:
-----------------
Balance at beginning of year                                          $1,147.1             $ 1,196.2             $1,257.0
Net earnings for year                                                     92.8   $   92.8       11.8   $   11.8      14.3    $ 14.3
Tax benefit on dividends paid on unallocated ESOP common shares              -                   1.2                  1.8
                                                                      --------             ---------             --------
  Total                                                               $1,239.9             $ 1,209.2             $1,273.1
Less rights redemptions                                                      -                   2.0                    -
Less common stock dividends (per share
  $0.00 in 2001; $1.44 in 2000; $1.92 in 1999)                               -                  60.1                 76.9
                                                                      --------             ---------             --------
Balance at end of year                                                $1,239.9             $ 1,147.1             $1,196.2
                                                                      --------             ---------             --------

Accumulated other comprehensive income (loss):
---------------------------------------------
Balance at beginning of year                                          $  (45.2)            $   (16.5)            $  (25.4)
  Foreign currency translation adjustments                                (3.3)                (17.2)                (3.4)
  Derivative loss, net                                                    (3.3)                    -                    -
  Impairment loss on available for sale securities                         2.0                     -                    -
  Unrealized loss on available for sale securities                           -                  (2.0)                   -
  Minimum pension liability adjustments                                    2.7                  (9.5)                12.3
                                                                      --------             ---------             --------
 Total other comprehensive income (loss)                                  (1.9)      (1.9)     (28.7)     (28.7)      8.9       8.9
                                                                      --------   --------  ---------   --------  --------    ------
Balance at end of year                                                $  (47.1)            $   (45.2)            $  (16.5)
                                                                      --------             ---------             --------

Comprehensive income (loss)                                                      $   90.9              $  (16.9)             $ 23.2
---------------------------                                                      --------              --------              ------

Less treasury stock at cost:
---------------------------
Balance at beginning of year                                          $  528.5             $   538.5             $  547.7
Stock purchases                                                              -                     -                  1.3
Stock issuance activity, net                                                 -                  (0.6)                (2.6)
Contribution of treasury stock to ESOP                                       -                  (9.4)                (7.9)
                                                                      --------             ---------             --------
Balance at end of year                                                $  528.5             $   528.5             $  538.5
                                                                      --------             ---------             --------

Total shareholder's equity                                            $  747.2             $   656.5             $  679.2
                                                                      ========             =========             ========

See accompanying notes to consolidated financial statements beginning on page
86.

               Armstrong World Industries, Inc., and Subsidiaries
                      Consolidated Statements of Cash Flows
                              (amounts in millions)

                                                                                                      Years Ended December 31,
                                                                                                   2001        2000        1999
                                                                                                   ----        ----        ----
Cash flows from operating activities:
  Net earnings                                                                                   $   92.8    $   11.8    $   14.3
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
    Depreciation and amortization, continuing operations                                            156.8       164.4       158.4
    Depreciation and amortization, discontinued operations                                              -         4.1        10.8
    Loss (gain) on sale of businesses, net                                                            0.9      (183.9)       (1.0)
    Reversal of loss on expected disposal of discontinued business                                  (31.4)          -           -
    Deferred income taxes                                                                            23.7       (35.7)      (38.3)
    Equity (earnings) from affiliates, net                                                          (16.5)      (18.0)      (16.8)
    Chapter 11 reorganization costs, net                                                             12.5       103.3           -
    Chapter 11 reorganization costs payments                                                        (15.0)       (2.6)          -
    Restructuring and reorganization charges (reversals)                                              9.0        18.8        (1.4)
    Restructuring and reorganization payments                                                       (14.1)       (7.9)      (16.9)
    Recoveries (payments) for asbestos-related claims, net                                           32.2      (199.2)     (114.4)
    Charge for asbestos liability, net                                                               22.0       236.0       335.4
    Impairment of long-lived assets                                                                   8.4           -           -
    Decrease in net assets of discontinued operations                                                   -           -         0.6
Changes in operating assets and liabilities net of effects of reorganizations, restructuring, acquisitions and dispositions
    (Increase)/decrease in receivables                                                               45.3        37.2       (23.1)
    (Increase)/decrease in inventories                                                              (50.2)       13.8        (9.9)
    (Increase)/decrease in other current assets                                                      23.9       (12.6)       30.1
    (Increase) in other noncurrent assets                                                           (60.4)      (41.6)      (52.6)
    Increase/(decrease) in accounts payable and accrued expenses                                     10.6       (75.8)       86.0
    Increase/(decrease) in income taxes payable                                                      10.1        27.6       (12.2)
    Increase/(decrease) in other long-term liabilities                                                3.7       (27.0)       15.1
    Other, net                                                                                        7.8        15.1       (16.6)
                                                                                                 --------    --------    --------
Net cash provided by operating activities                                                           272.1        27.8       347.5
                                                                                                 --------    --------    --------

Cash flows from investing activities:
  Purchases of property, plant and equipment, continuing operations                                (112.9)     (147.1)     (175.0)
  Purchases of property, plant and equipment, discontinued operations                                   -        (3.0)       (8.6)
  Investment in computer software                                                                   (14.9)      (12.0)      (11.6)
  Acquisitions, net of cash acquired                                                                 (5.6)       (6.5)       (3.8)
  Distributions from equity affiliates                                                               13.5        12.7        40.8
  Proceeds from the sale of businesses                                                                  -       329.9        88.3
  Proceeds from the sale of assets                                                                    6.0         5.3         7.9
                                                                                                 --------    --------    --------
Net cash provided by (used for) investing activities                                               (113.9)     179.3        (62.0)
                                                                                                 --------    --------    --------

Cash flows from financing activities:
  Increase/(decrease) in short-term debt, net                                                       (15.8)       16.0       (69.7)
  Issuance of long-term debt                                                                            -         3.4       200.0
  Payments of long-term debt                                                                        (17.6)      (36.3)     (332.4)
  Cash dividends paid                                                                                   -       (58.1)      (76.9)
  Purchase of common stock for the treasury, net                                                        -        (1.6)       (1.3)
  Proceeds from exercised stock options                                                                 -         0.1         1.2
  Other, net                                                                                         (4.5)        5.6        (2.8)
                                                                                                 --------    --------    --------
Net cash used for financing activities                                                              (37.9)      (70.9)     (281.9)
                                                                                                 --------    --------    --------

Effect of exchange rate changes on cash and cash equivalents                                         (2.0)       (3.7)       (2.9)
                                                                                                 --------    --------    --------

Net increase in cash and cash equivalents                                                        $  118.3    $  132.5    $    0.7
Cash and cash equivalents at beginning of year                                                      159.1        26.6        25.9
                                                                                                 --------    --------    --------

Cash and cash equivalents at end of year                                                         $  277.4    $  159.1    $   26.6
                                                                                                 ========    ========    ========

See accompanying notes to consolidated financial statements beginning on page
86.

               Armstrong World Industries, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

NOTE 1. BUSINESS AND CHAPTER 11 REORGANIZATION
----------------------------------------------
Armstrong World Industries, Inc. ("AWI") is a Pennsylvania corporation incorporated in 1891, which together with its subsidiaries is referred to here as "Armstrong". Through its U.S. operations and U.S. and international subsidiaries, Armstrong designs, manufactures and sells flooring products (resilient, wood, carpeting and sports flooring) as well as ceiling systems, around the world. Armstrong products are sold primarily for use in the finishing, refurbishing and repair of residential, commercial and institutional buildings. Armstrong also designs, manufactures and sells kitchen and bathroom cabinets.

Armstrong Holdings, Inc. (which together with its subsidiaries is referred to here as "AHI") is the publicly held parent holding company of Armstrong. Armstrong Holdings, Inc. became the parent company of Armstrong on May 1, 2000, following AWI shareholder approval of a plan of exchange under which each share of AWI was automatically exchanged for one share of Armstrong Holdings, Inc. Armstrong Holdings, Inc. was formed for purposes of the share exchange and holds no other significant assets or operations apart from AWI and AWI's subsidiaries. Stock certificates that formerly represented shares of AWI were automatically converted into certificates representing the same number of shares of Armstrong Holdings, Inc. The publicly held debt of AWI was not affected in the transaction.

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

AWI is operating its business and managing its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. Pursuant to the provisions of the Bankruptcy Code, AWI is not permitted to pay any claims or obligations which arose prior to the Filing date (prepetition claims) unless specifically authorized by the Court. Similarly, claimants may not enforce any claims against AWI that arose prior to the date of the Filing unless specifically authorized by the Court. In addition, as a debtor-in-possession, AWI has the right, subject to the Court's approval, to assume or reject any executory contracts and unexpired leases in existence at the date of the Filing. Parties having claims as a result of any such rejection may file claims with the Court, which will be dealt with as part of the Chapter 11 Case.

Three creditors' committees, one representing asbestos personal injury claimants, one representing asbestos property damage claimants, and the other representing other unsecured creditors, have been appointed in the Chapter 11 Case. In accordance with the provisions of the Bankruptcy Code, they have the right to be heard on matters that come before the Court in the Chapter 11 Case.

During the fourth quarter of 2001, U.S. Third Circuit Court of Appeals assigned U.S. District Judge Alfred M. Wolin of New Jersey to preside over the Chapter 11 Case in the District of Delaware. Judge Wolin also presides over four other asbestos-related Chapter 11 cases pending in the District of Delaware. Judge Wolin retained issues relating to asbestos personal injury claims and referred other asbestos-related issues and bankruptcy-related matters to U.S. Bankruptcy Judge Randall J. Newsome.

AWI intends to address all prepetition claims, including all asbestos-related claims, in a plan of reorganization in its Chapter 11 Case. At this time, it is impossible to predict how such a plan will treat such claims and how a plan will impact the value of shares of common stock of AHI. Under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full or unless creditors accept a reorganization plan which permits holders of equity interests to participate. The formulation and implementation of a plan of reorganization in the Chapter 11 Case could take a significant period of time. Currently, AWI has the exclusive right to file a plan of reorganization until October 4, 2002, and this date may be further extended by the Court.

AWI believes that progress is being made in the negotiations with the asbestos personal injury claimants and the unsecured creditors committees with respect to reaching resolution of the principal elements of a reorganization plan. However, it is not possible to predict whether these negotiations will be successful. Therefore, the timing of resolution of the Chapter 11 Case remains highly uncertain.

Bar Date for Filing Claims
--------------------------
The Court established August 31, 2001 as the bar date for all claims against AWI except for certain specified claims. A bar date is the date by which claims against AWI must be filed if the claimants wish to participate in any distribution from the Chapter 11 Case. The Court extended the bar date for claims from the U.S. Internal Revenue Service until March 29, 2002 and for claims from several environmental agencies until the second quarter of 2002. In March 2002, the Court ruled that the time to file claims related to asbestos property damage would not be further extended, but allowed certain alleged holders of asbestos property damage claims to file a class proof of claim against AWI. Upon such filing, the court will later determine whether the proposed class should be certified. A bar date for asbestos-related personal injury claims has not been set.

Approximately 4,400 proofs of claim totaling approximately $6.0 billion alleging a right to payment from AWI were filed with the Court in response to the August 31, 2001 bar date, which are discussed below. AWI continues to investigate claims to determine their validity. The Court will ultimately determine liability amounts that will be allowed as part of the Chapter 11 process

In its ongoing review of the filed claims, AWI already identified and successfully objected to approximately 900 claims totaling $1.4 billion. These claims were, primarily, duplicate filings, amendments to previously filed claims or claims that are not related to AWI. The Court disallowed these claims with prejudice in January 2002.

In addition to the objected claims described above, approximately 1,000 proofs of claim totaling approximately $1.9 billion were filed with the Court that are associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI's participation in the Center for Claims Resolution ("the Center"). As stated above, the bar date of August 31, 2001 did not apply to asbestos-related personal injury claims. AWI will address all asbestos-related claims in the future within the Chapter 11 process. See further discussion regarding AWI's liability for asbestos-related matters in
Note 28.

Approximately 500 proofs of claim totaling approximately $0.8 billion alleging asbestos-related property damage were filed with the Court. Most of these claims are new to AWI and many were submitted with insufficient documentation to assess their validity. AWI has petitioned the Court to disallow approximately 50 claims totaling approximately $0.5 billion. AWI expects to continue vigorously defending any asserted asbestos-related property damage claims in the Court. AWI believes that it has a significant amount of existing insurance coverage available for asbestos-related property damage liability, with the amount ultimately available dependent upon, among other things, the profile of the claims that may be allowed by the Court. AWI's history of property damage litigation prior to the Chapter 11 filing is described in Note 28.

Approximately 2,000 claims totaling approximately $1.9 billion alleging a right to payment for financing, environmental, trade debt and other claims were filed with the Court. AWI has identified approximately 200 of these claims totaling approximately $20 million that it believes should be disallowed by the Court. For these categories of claims, AWI has previously recorded approximately $1.6 billion in liabilities. AWI continues to investigate the claims to determine their validity.

AWI continues to evaluate claims. AWI has recorded liability amounts for those claims that can be reasonably estimated and for which it believes are probable of being allowed by the Court. At this time, it is impossible to reasonably estimate the value of all the claims that will ultimately be allowed by the Court. However, it is likely the value of the claims ultimately allowed by the Court will be in excess of amounts presently recorded by AWI and will be material to AWI's financial position and the results of its operations. However, AWI is not able to determine a range of possible liability with any reasonable degree of accuracy, due to the uncertainties of the Chapter 11 process, the in-progress state of AWI's investigation of submitted claims and the lack of documentation submitted in support of many claims.

Financing
---------
As of December 31, 2001, AWI had no outstanding debt borrowings under its $200 million debtor-in-possession credit facility (the "DIP Facility") and AWI had $193.8 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. As of December 31, 2001, AWI had approximately $8.4 million in letters of credit which were issued pursuant to the DIP Facility. Borrowings are limited to an adjusted amount of receivables, inventories and PP&E. AWI believes that the DIP Facility, together with cash generated from operations, will be more than adequate to address its liquidity needs. Borrowings under the DIP Facility, if any, and obligations to reimburse draws upon the letters of credit constitute superpriority administrative expense claims in the Chapter 11 Case. The DIP Facility is scheduled to expire on December 6, 2002.

Accounting Impact
-----------------
AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. See
Note 4 for detail of the liabilities subject to compromise at December 31, 2001 and 2000. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI's prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI's estimated liability for personal injury asbestos claims is also recorded in liabilities subject to compromise. See Note 28 for further discussion of AWI's asbestos liability.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities in the fourth quarter and full year of 2001:

                                                              Three Months Ended            Year Ended
(millions)                                                    December 31, 2001         December 31, 2001
----------                                                  ----------------------    ---------------------
Professional fees                                                  $    7.3                  $   24.5
Interest income, post petition                                         (1.1)                     (5.1)
Reductions to prepetition liabilities                                     -                      (2.0)
Termination of prepetition lease obligation                               -                      (5.9)
Other (income) expense directly related to bankruptcy, net              0.1                       1.0
                                                                   --------                  --------
Total Chapter 11 reorganization costs, net                         $    6.3                  $   12.5
                                                                   ========                  ========

Professional fees represent legal and financial advisory fees and expenses directly related to the Filing.

Interest income in the above table is from short-term investments of cash earned by AWI subsequent to the Filing.

Reductions to prepetition liabilities represent the difference between the prepetition invoiced amount and the actual cash payment made to certain vendors due to negotiated settlements. These payments of prepetition obligations were made pursuant to authority granted by the Court.

Termination of prepetition lease obligation represents the reversal of an accrual for future lease payments for office space in the U.S. that AWI will not pay due to the rejection of the lease contract in the Chapter 11 Case. This amount was previously accrued in the third quarter of 2000 as part of a restructuring charge when the decision to vacate the premises was made.

As a result of the Filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession, AWI may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

Use of Estimates.  These financial statements are prepared in accordance with
----------------
generally accepted accounting principles and include management estimates and judgments, where appropriate. Management utilizes estimates to record many items including asbestos-related liabilities and insurance asset recoveries and reserves for bad debts, inventory obsolescence, warranty, workers compensation, general liability and environmental claims. Management determines the amount of necessary reserves based upon all known relevant information. Management also confers with outside parties, including outside counsel, where appropriate. Actual results may differ from these estimates.

Consolidation Policy.  The consolidated financial statements and accompanying
--------------------
data in this report include the accounts of Armstrong and its majority-owned subsidiaries. All significant intercompany transactions have been eliminated from the consolidated financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

Revenue Recognition.  Substantially all of Armstrong revenue from the sale of
-------------------
products and the related accounts receivable is recorded as title transfers, generally on the date of shipment. A provision is made for the estimated cost of rebates and promotional programs that includes some estimates of applicable sales. Provisions for estimated discounts and bad debt losses are based on knowledge of specific customers and a review of outstanding accounts receivable balances.

Segments.  AHI accounts for operating business segments based upon products and
--------
services provided in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." See Note 3 for segment descriptions and required disclosure.

Advertising Costs.  Armstrong recognizes advertising expenses as they are
-----------------
incurred.

Shipping and Handling Costs.  Starting with the fourth quarter of 2000,
---------------------------
Armstrong applied the provisions of EITF Issue No. 00-010, "Accounting for Shipping and Handling Fees and Costs". Consequently, in 2000 shipping and handling costs of approximately $141.8 million and $136.6 million in 2000 and 1999, respectively, have been reclassified from net sales to cost of goods sold (increasing both). This change had no effect on gross margins or retained earnings as of any date.

Sales Incentives.  In accordance with EITF Issue No. 00-014, "Accounting for
----------------
Certain Sales Incentives", in 2000 Armstrong reclassified certain sales incentives from Selling, General and Administrative ("SG&A") expense to net sales (reducing both) by $1.3 million and $1.2 million in 2000 and 1999, respectively. In accordance with EITF Issue No. 00-022, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future," in 2001 Armstrong reclassified certain sales volume incentives from SG&A expense to net sales (reducing both) by $30.0 million and $30.6 million in 2000 and 1999, respectively.

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

Taxes.  Deferred tax assets and liabilities are recognized using enacted tax
-----
rates for expected future tax consequences of events recognized in the financial statements or tax returns. The tax benefit for dividends paid on unallocated shares of stock held by the ESOP was recognized in shareholder's equity.

Gains and Losses on Divestitures.  Armstrong generally records the gain or loss
--------------------------------
on divested businesses in other income.

Cash and Cash Equivalents.  Short-term investments that have maturities of three
-------------------------
months or less when purchased are considered to be cash equivalents.

Inventories.  Inventories are valued at the lower of cost or market. Inventories
-----------
also include certain resilient flooring samples used in ongoing sales and marketing activities.

Long-Lived Assets.  Property, plant and equipment values are stated at
-----------------
acquisition cost less accumulated depreciation and amortization. Depreciation charges for financial reporting purposes are determined on the straight-line basis at rates calculated to provide for the retirement of assets at the end of their useful lives, generally as follows: buildings, 20 to 40 years; machinery and equipment, 3 to 20 years. Impairment losses are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. For purposes of calculating an impairment, fair values are determined using a net discounted cash flows approach. When assets are disposed of or retired, their costs and related depreciation are removed from the financial statements and any resulting gains or losses normally are reflected in "Selling, general and administrative expenses."

Costs of the construction of certain long-lived assets include capitalized interest which is amortized over the estimated useful life of the related asset. There was no capitalized interest recorded in 2001 due to the Chapter 11 Filing. Capitalized interest was $0.4 million in 2000 and $4.3 million in 1999.

Goodwill and Other Intangibles.  Goodwill and other intangibles are amortized on
------------------------------
a straight-line basis over periods from 3 to 40 years. On a periodic basis, Armstrong estimates the future undiscounted cash flows of the businesses to which goodwill relates in order to ensure that the carrying value of goodwill and other intangibles has not been impaired.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Impairment losses, if any, will be measured as of January 1, 2002 and recognized as the cumulative effect of a change in accounting principle in 2002. Statement 142 will also require that intangible assets with determinable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of FAS 141 in the third quarter of 2001 had no impact on Armstrong's financial statements. Armstrong is required to adopt the provisions of Statement 142 effective January 1, 2002. Armstrong will be required to test goodwill for impairment in accordance with the provisions of Statement 142 and record any impairment charges to any affected assets by the end of 2002.

As of January 1, 2002, Armstrong has unamortized goodwill of $822.8 million and unamortized identifiable intangible assets in the amount of $89.0 million, all of which will be subject to the transition provisions of Statement 142. Amortization expense related to goodwill was $22.8, $23.9 and $25.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. Armstrong is currently in the process of analyzing the impact of Statement 142. The Wood Flooring segment has $717.2 million of unamortized goodwill on its books as of December 31, 2001. Based on preliminary assessments of the impact of adopting Statement 142, Armstrong believes that a significant portion of this goodwill will be considered impaired under the new accounting standard. Armstrong has not yet determined the amount of any impairment, but expects to complete its analysis, including valuations of tangibles and intangible assets, in the first half of 2002. Due to the complexity, timing and scale of the process, Armstrong is currently unable to precisely determine the amount of the goodwill impairment charge but estimates the impairment charge in 2002 to be in excess of $300 million.

Foreign Currency Transactions.  Assets and liabilities of Armstrong's
-----------------------------

subsidiaries operating outside the United States, which account in a functional currency other than US dollars, are translated using the year end exchange rate. Revenues and expenses are translated at the average exchange rates effective during the year. Foreign currency translation gains or losses are included as a component of accumulated other comprehensive income (loss) within shareholders' equity. Gains or losses on foreign currency transactions are recognized through the statement of earnings.

Financial Instruments and Derivatives.  Armstrong uses derivatives and other
-------------------------------------
financial instruments to diversify or offset the effect of currency, interest rate and commodity price variability. See Note 17 for further discussion.

Fiscal Periods. The fiscal years of the Wood Flooring and Cabinets segments end
--------------
on the Saturday closest to December 31, which was December 29, 2001, December 30, 2000, and January 2, 2000. No events occurred between these dates and December 31 materially affecting Armstrong's financial position or results of operations.

NOTE 3. NATURE OF OPERATIONS
----------------------------
Industry Segments
-----------------


        For the year ended 1999                                                         Textiles
        -----------------------            Resilient   Building     Wood                & Sports    All       Unallocated
                                            Flooring   Products   Flooring   Cabinets   Flooring   Other       Corporate     Total
                                          ----------- ---------- ---------- ---------- ---------- -------    ------------- --------
(millions)
----------
Net sales to external customers             $1,162.3    $ 830.7   $  654.3    $ 225.2    $ 262.9        -              -   $3,135.4
Equity (earnings) from affiliates               (0.1)     (16.1)         -          -          -  $  (0.3)             -      (16.5)
Segment operating income (loss)                 70.8       92.4        0.9       15.2       (0.7)     0.3       $  (38.8)     140.1
Restructuring and reorganization
  charges, net of reversals                      0.2        1.1        4.1        1.1        1.2        -            1.3        9.0
Segment assets                                 867.6      527.0    1,260.6      108.0      162.9     16.3        1,092.0    4,034.4
Depreciation and amortization                   57.3       33.0       36.0        2.3        4.7        -           23.5      156.8
Investment in affiliates                         0.9       22.4          -          -          -     16.3              -       39.6
Capital additions                               43.9       32.2       22.7        2.1        8.6        -           18.3      127.8


        For the year ended 2000                                                         Textiles
        -----------------------            Resilient   Building     Wood                & Sports    All       Unallocated
                                            Flooring   Products   Flooring   Cabinets   Flooring   Other       Corporate     Total
                                          ----------- ---------- ---------- ---------- ---------- -------    ------------- --------
(millions)
----------
Net sales to external customers             $1,236.3    $ 833.3   $  684.6    $ 218.2    $ 277.0        -              -   $3,249.4
Intersegment sales                               4.2          -          -          -          -        -              -        4.2
Equity (earnings) from affiliates                  -      (17.9)         -          -          -  $  (0.1)             -      (18.0)
Segment operating income (loss)                 80.4      113.9       57.8       16.5        5.2      0.1       $ (266.7)       7.2
Restructuring and reorganization
  charges, net of reversals                      7.9        0.2        1.3        0.4        0.8        -            8.2       18.8
Segment assets                                 897.6      568.5    1,255.1      103.5      200.3     16.3          963.9    4,005.2
Depreciation and amortization                   70.1       32.8       34.7        2.3        3.5        -           21.0      164.4
Investment in affiliates                         1.1       19.9          -          -          -     16.3              -       37.3
Capital additions                               52.0       43.6       32.5        6.2       11.1        -           13.7      159.1



        For the year ended 1999                                                         Textiles
        -----------------------            Resilient   Building     Wood                & Sports    All       Unallocated
                                            Flooring   Products   Flooring   Cabinets   Flooring   Other       Corporate     Total
                                          ----------- ---------- ---------- ---------- ---------- -------    ------------- --------
(millions)
----------
Net sales to external  customers            $1,329.8    $ 791.8   $  629.3    $ 207.2    $ 313.3  $  51.5              -   $3,322.9
Intersegment sales                               2.7          -          -          -          -     20.7              -       23.4
Equity (earnings) from affiliates                0.1      (16.1)         -          -          -     (0.8)             -      (16.8)
Segment operating income (loss)                211.2      120.0       62.8       22.2       11.7      6.0       $ (352.0)      81.9
Restructuring and reorganization
  reversals                                     (1.1)      (0.3)         -          -          -        -              -       (1.4)
Segment assets                               1,071.4      535.1    1,206.3      101.7      211.2     16.0          939.9    4,081.6
Depreciation and amortization                   71.2       34.1       33.9        2.2        3.5      2.8           10.7      158.4
Investment in affiliates                         3.3       14.9          -          -          -     16.0              -       34.2
Capital additions                               71.9       45.5       34.8        6.7        8.5      2.7           16.5      186.6

Due to certain management and organizational changes during the fourth quarter of 2001, Armstrong redefined its segments and reclassified all prior periods to conform with the current presentation. Accordingly, Armstrong recognized Wood Flooring and Cabinets as separate reportable segments. Previously, these segments were reported together as Wood Products.

Accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance of the segments is evaluated on operating income before income taxes, restructuring charges, unusual gains and losses, and interest expense. Armstrong accounts for intersegment sales and transfers based upon its internal transfer pricing policy.

Resilient Flooring
------------------
Armstrong is a worldwide manufacturer of a broad range of resilient floor coverings for homes and commercial and institutional buildings, which are sold with adhesives, installation and maintenance materials and accessories. Resilient flooring, in both sheet and tile forms, together with laminate flooring and linoleum, are sold in a wide variety of types, designs, and colors. Included are types of flooring that offer such features as ease of installation, reduced maintenance (no-wax), and cushioning for greater underfoot comfort. Resilient flooring products are sold to commercial, residential and institutional customers through wholesalers, retailers (including large home centers and buying groups), contractors, and to the hotel/motel and manufactured homes industries.

Building Products
-----------------
The Building Products segment includes commercial and residential ceiling systems. Commercial suspended ceiling systems, designed for use in shopping centers, offices, schools, hospitals, and other commercial and institutional settings, are available in numerous colors, performance characteristics and designs and offer characteristics such as acoustical control, accessibility to the plenum (the area above the ceiling), rated fire protection, and aesthetic appeal. Armstrong sells commercial ceiling materials and accessories to ceiling systems contractors and to resale distributors. Ceiling materials for the home provide noise reduction and incorporate features intended to permit ease of installation. These residential ceiling products are sold through wholesalers and retailers (including large home centers). Framework (grid) products for Armstrong suspension ceiling systems products are manufactured through a joint venture with Worthington Industries and are sold by both Armstrong and the joint venture. Through a joint venture with a Chinese partner, a plant in Shanghai manufactures ceilings for the Pacific area. During 2000, Armstrong acquired privately held Switzerland-based Gema Holding AG ("Gema"), a manufacturer and installer of metal ceilings. See Note 5 for further discussion.

Wood Flooring
-------------
The Wood Flooring segment manufactures and distributes wood and other flooring products. The Wood Flooring segment also distributes laminate flooring products. These products are used primarily in residential new construction and remodeling, with some commercial applications such as stores and restaurants. Wood Flooring sales are generally made through independent wholesale flooring distributors and retailers (including large home centers and buying groups) under the brand names Bruce, Hartco and Robbins.

Cabinets
--------
The Cabinets segment manufactures kitchen and bathroom cabinetry and related products, which are used primarily in residential new construction and remodeling. Cabinets are sold through both independent and Armstrong-owned distributors under the brand names Bruce and IXL.

Textiles & Sports Flooring
--------------------------
The Textiles and Sports Flooring business segment manufactures carpeting and sports flooring products that are mainly sold in Europe. The carpeting products consist principally of carpet tiles and broadloom used in commercial applications as well as the leisure and travel industry. The sports flooring products include artificial turf surfaces and indoor gymnasium floors. Both product groups are sold through wholesalers, retailers and contractors.

All Other
---------
During most of 1999, "all other" included business units making a variety of specialty products for the building, automotive, textile and other industries worldwide. Gasket materials were sold for new and replacement use in automotive, construction and farm equipment, appliance, small engine and compressor industries. On June 30, 1999, Armstrong sold 65% of the gaskets business. Since the divestiture, Armstrong has accounted for the gaskets business under the equity method within the "all other" segment. Textile mill supplies, including cots and aprons, were sold to equipment manufacturers and textile mills. On September 30, 1999, Armstrong sold the textiles business.

Concentration of Credit Risk
----------------------------
During 2001, Armstrong recognized revenue of approximately $340.8 million from The Home Depot, Inc., from sales in the resilient flooring, building products and wood flooring segments compared to approximately $373.2 million and $344.8 million in 2000 and 1999, respectively. No other customer represented more than 10% of Armstrong's revenue.

The sales in the table below are allocated to geographic areas based upon the location of the customer.

Geographic Areas
----------------
 Net trade sales (millions)                                            2001            2000            1999
 --------------------------                                          ---------       ---------       ---------
 Americas:
        United States                                                $ 2,187.6       $ 2,259.5       $ 2,291.4
        Canada                                                           113.5           122.7           118.8
        Other Americas                                                    23.5            25.5            26.2
                                                                     ---------       ---------       ---------
 Total Americas                                                      $ 2,324.6       $ 2,407.7       $ 2,436.4
                                                                     ---------       ---------       ---------

 Europe:
        England                                                      $   133.7       $   130.3       $   141.6
        France                                                            67.8            74.6            80.5
        Germany                                                          182.2           191.6           213.3
        Italy                                                             31.1            31.9            35.6
        Netherlands                                                       87.1            92.5           106.0
        Russia                                                            25.9            21.1            11.8
        Switzerland                                                       34.1            22.0             8.4
        Other Europe                                                     149.3           156.3           160.2
                                                                     ---------       ---------       ---------
 Total Europe                                                        $   711.2       $   720.3       $   757.4
                                                                     ---------       ---------       ---------

 Pacific area:
        Australia                                                    $    25.3       $    24.7       $    28.1
        China                                                             24.1            27.7            23.9
        Other Pacific area                                                50.2            69.0            77.1
                                                                     ---------       ---------       ---------
 Total Pacific area                                                  $    99.6       $   121.4       $   129.1
                                                                     ---------       ---------       ---------

 Total net trade sales                                               $ 3,135.4       $ 3,249.4       $ 3,322.9
                                                                     =========       =========       =========

Long-lived assets (property, plant and equipment)
-------------------------------------------------
 at December 31 (millions)                                                       2001              2000
 -------------------------                                                    ----------        ----------
Americas:
        United States                                                          $   947.6        $   960.3
        Canada                                                                      14.6             14.2
        Other Americas                                                               0.1              0.1
                                                                               ---------        ---------
Total Americas                                                                 $   962.3        $   974.6
                                                                               ---------        ---------

Europe:
        Germany                                                                $   166.9        $   178.6
        England                                                                     35.7             39.3
        Netherlands                                                                 41.0             43.3
        Belgium                                                                     23.8             30.2
        France                                                                      11.5             11.9
        Sweden                                                                       8.0              9.4
        Other Europe                                                                 4.5              1.7
                                                                               ---------        ---------
Total Europe                                                                   $   291.4        $   314.4
                                                                               ---------        ---------

Pacific area:
        China                                                                  $    24.6        $    26.2
        Other Pacific area                                                           5.4              5.8
                                                                               ---------        ---------
Total Pacific area                                                             $    30.0        $    32.0
                                                                               ---------        ---------

Total long-lived assets                                                        $ 1,283.7        $ 1,321.0
                                                                               =========        =========


NOTE 4. LIABILITIES SUBJECT TO COMPROMISE
-----------------------------------------
As a result of AWI's Chapter 11 filing (see Note 1), pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI's prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI's asbestos liability is also recorded in liabilities subject to compromise. Prior to its Chapter 11 Filing, AWI estimated its probable asbestos-related personal injury liability based upon a variety of factors including historical settlement amounts, the incidence of past claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it and the status and results of broad-based settlement discussions. AWI believes its previous range of probable and estimable liability is more uncertain now than before. There are significant differences in the way the asbestos-related personal injury claims may be addressed under the bankruptcy process when compared to the tort system. Accordingly, AWI currently is unable to estimate its ultimate liability in the context of its Chapter 11 Case. Although not estimable, it is likely that the actual liability will be significantly higher than the recorded liability. As the Chapter 11 Case proceeds, there should be more clarity as to the extent of the liability. See Note 28 for further discussion of AWI's asbestos liability.

Liabilities subject to compromise at December 31, 2001 and December 31, 2000 are as follows:

(millions)                                                 2001          2000
----------                                               --------      --------
Debt (at face value)                                     $1,400.7      $1,400.4
Asbestos-related liability                                  690.6         690.6
Prepetition trade payables                                   52.2          60.1
Prepetition other payables and accrued interest              56.4          76.4
Amounts due to affiliates                                     4.6           4.7
ESOP loan guarantee                                         157.7         157.7
                                                         --------      --------
Total liabilities subject to compromise                  $2,362.2      $2,389.9
                                                         ========      ========

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

See Note 15 for detail of debt subject to compromise.

NOTE 5. ACQUISITIONS
--------------------
On May 18, 2000, Armstrong acquired privately-held Switzerland-based Gema Holding AG ("Gema"), a manufacturer and installer of metal ceilings, for $6 million plus certain contingent consideration not to exceed $25.5 million based on results over the three year period ending December 31, 2002. Gema has two manufacturing sites located in Austria and Switzerland and employs nearly 300 people. The acquisition was recorded under the purchase method of accounting. The purchase price was allocated to the assets acquired and the liabilities assumed based on the estimated fair market value at the date of acquisition. Contingent consideration, when and if paid, will be accounted for as additional purchase price. The fair market value of tangible and identifiable intangible assets acquired exceeded the purchase price by $24.2 million and this amount was recorded as a reduction of the fair value of property, plant and equipment.

During 2001, Armstrong spent $5.6 million to purchase some of the remaining minority interest of already-consolidated entities within the Resilient Flooring segment. Approximately $5.0 million of the purchase price was allocated to goodwill.

NOTE 6. DISCONTINUED OPERATIONS
-------------------------------
In February 2001, Armstrong determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001 entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. Based on these events, the segment was classified as a discontinued operation starting with the fourth quarter of 2000. On June 12, 2001, negotiations with this investor were terminated. During the third quarter of 2001, Armstrong terminated its plans to permanently exit this segment. This decision was based on the difficulty encountered in selling the business and a new review of the business, industry and overall economy conducted by new senior management. Accordingly, this segment is no longer classified as a discontinued operation and amounts have been reclassified into operations as required by EITF Issue No. 90-16 - "Accounting for Discontinued Operations Subsequently Retained". All prior periods have been reclassified to conform to the current presentation. In addition to the information provided in Note 3, the Textiles and Sports Flooring segment had liabilities of $142.6 million as of December 31, 2000.

Based on the expected net realizable value of the business determined during the negotiations to sell the business, Armstrong had recorded a pretax net loss of $34.5 million in the fourth quarter of 2000, $23.8 million net of tax benefit. Armstrong also had recorded an additional net loss of $3.3 million in the first quarter of 2001, as a result of price adjustments resulting from the negotiations. Concurrent with the decision to no longer classify the business as a discontinued operation, the remaining accrued loss of $37.8 million ($27.1 million net of tax) was reversed in the third quarter of 2001 and recorded as part of earnings from discontinued operations. Additionally, the segment's net income of $3.1 million for the first and second quarter of 2001 was reclassified into earnings from continuing operations for those periods.

During the third quarter of 2001, Armstrong concluded there were indicators of impairment related to certain assets in this segment, and accordingly, an impairment evaluation was conducted at the end of the third quarter under the guidelines of SFAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This evaluation led to an impairment charge of $8.4 million, representing the excess of book value over estimated fair value which was determined using a net discounted cash flows approach. The charge was included in cost of sales. The impairment was related to property, plant and equipment that produce certain products for which Armstrong anticipates lower demand in the future. Additionally, an inventory write-down of $2.1 million was recorded in the third quarter of 2001 within cost of sales related to certain products that will no longer be sold.

On May 31, 2000, Armstrong completed its sale of all of the entities, assets and certain liabilities comprising its Insulation Products segment to Orion Einundvierzigste Beteiligungsgesellschaft Mbh, a subsidiary of the Dutch investment firm Gilde Investment Management N.V. for $264 million. The transaction resulted in an after tax gain of $114.8 million in 2000. During 2001, AHI recorded a pretax loss of $1.1 million related to its divestiture of its Insulation Products segment. This loss resulted from certain post-closing adjustments.

NOTE 7. OTHER DIVESTITURES
--------------------------
In November 2000, Armstrong sold a component of its Textiles and Sports Flooring segment. As this divestiture included a business classified as held for sale since its July 1998 acquisition, Armstrong had been recording the 2000 operating losses of this business within SG&A expense. The overall 2000 impact was a reduction of SG&A expense of $0.7 million.

On July 31, 2000, Armstrong completed the sale of its Installation Products Group ("IPG") to subsidiaries of the German company Ardex GmbH, for $86 million in cash. Ardex purchased substantially all of the assets and liabilities of IPG including its shares of the W.W. Henry Company. The transaction resulted in a gain of $44.1 million ($60.2 million pretax) and was recorded in other income. The financial results of IPG were reported as part of the Resilient Flooring segment. The proceeds and gain are subject to a post-closing working capital adjustment. Under the terms of the agreement and a related supply agreement, Armstrong will purchase some of its installation products needs from Ardex for an initial term of eight years, subject to certain minimums for the first five years after the sale. The agreement also calls for price adjustments based upon changing market prices for raw materials, labor and energy costs.

On September 30, 1999, Armstrong completed the sale of its Textile Products Operations to Day International Group, Inc. The sale resulted in a loss of $3.2 million, which was recorded in other income.

On June 30, 1999, Armstrong sold 65% of its ownership in Armstrong Industrial Specialties, Inc. ("AISI"), its gasket products subsidiary, to a group of investors including Citicorp Venture Capital Ltd. and the management of AISI for a cash purchase price of approximately $36.1 million. The sale resulted in a gain of approximately $6.0 million, which was recorded in other income.

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

NOTE 8. RESTRUCTURING AND OTHER ACTIONS
---------------------------------------

The following table summarizes activity in the restructuring accruals for 2001 and 2000:

                                  Beginning        Cash                                                      Ending
(millions)                         Balance       Payments        Charges         Reversals       Other       Balance
----------                      -------------  ------------   -------------    -------------  -----------  -----------
2001                              $ 22.2         $ (14.1)        $  9.7           $  (2.8)      $  (6.1)      $  8.9
2000                                12.1            (7.9)          20.1              (1.4)         (0.7)        22.2

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

In the third quarter of 2001, a $1.4 million reversal was recorded related to certain 2000 severance and benefit accruals that were no longer necessary and a $0.3 million pre-tax charge was recorded for additional severance payments.

A $6.1 million pre-tax restructuring charge was recorded in the fourth quarter of 2001. $5.2 million of the charge, which was allocated between Wood Flooring and Cabinets, related to severance and enhanced retirement benefits for six salaried employees, as a result of the on-going integration of the wood flooring and resilient flooring operations. Of the $5.2 million, $0.5 million represented non-cash charges for enhanced retirement benefits, which is accounted for as a reduction of the prepaid pension asset, and accelerated vesting of restricted stock awards. The remaining $0.9 million of the $6.1 million charge related to severance benefits for more than twenty positions in the textiles and sports flooring business, as a result of streamlining the organization. Also in the fourth quarter of 2001, a $0.1 million reversal was recorded related to certain severance and benefit accruals that were no longer necessary.

The amount in "other" is primarily related to the termination of an operating lease for an office facility in the U.S. These lease costs were previously accrued in the third quarter of 2000 as part of the restructuring charge when the decision to vacate the premises was made. The lease was rejected as part of the Chapter 11 process. Accordingly, the $5.9 million reversal is recorded as a reduction of Chapter 11 reorganization costs in accordance with SOP 90-7. See
Note 1 for further discussion. The remaining amount in "other" is related to foreign currency translation.

Substantially all of the remaining balance of the restructuring accrual as of December 31, 2001 relates to a noncancelable-operating lease, which extends through 2017, and severance for terminated employees with extended payouts, the majority of which will be paid by the second quarter of 2002.

A $20.2 million pre-tax reorganization charge was recorded in 2000, of which $9.4 million related to severance and enhanced retirement benefits for more than 180 positions (approximately 66% related to salaried positions) within the European resilient flooring and textiles and sports flooring businesses. Reorganization actions include staff reductions due to the elimination of administrative positions, the consolidation and closing of sales offices in Europe and the closure of the Team Valley, England commercial tile plant. $2.6 million of the charge related to severance and enhanced retirement benefits for 15 corporate and line-of-business staff positions (all salaried positions) as a result of streamlining the organization to reflect staffing needs for current business conditions. Of the $2.6 million, $0.1 million represented a non-cash charge for enhanced retirement benefits. $8.2 million of the charge primarily related to the remaining payments on a noncancelable-operating lease for an office facility in the U.S. The employees who occupied this office facility were relocated to the corporate headquarters.

In addition, $1.4 million of the remaining accrual for the $74.4 million 1998 reorganization charge was reversed in 2000, comprising certain severance accruals that were no longer necessary.

Armstrong also recorded a $17.6 million charge to cost of goods sold in 2000 for write-downs of inventory and production-line assets related to the reorganization efforts that were not categorized as restructuring costs. The inventory write-downs were related to changes in product offerings, while the write-downs of production-line assets primarily related to changes in production facilities and product offerings.

During 2000, Armstrong also recorded costs within selling, general and administrative expense of $3.8 million for severance payments to approximately 100 employees, that were not classified as restructuring costs, and $2.3 million for fixed asset impairments related to the decision to vacate certain office space in the U.S.

NOTE 9. EQUITY INVESTMENTS
--------------------------
Investments in affiliates were $39.6 million at December 31, 2001, an increase of $2.3 million, primarily reflecting the equity earnings of Armstrong's 50% interest in its WAVE joint venture and its remaining 35% interest in Interface Solutions, Inc. ("ISI"). Armstrong continues to purchase certain raw materials from ISI under a long-term supply agreement. Equity earnings from affiliates for 2001, 2000 and 1999 consisted primarily of income from a 50% interest in the WAVE joint venture and the 35% interest in ISI.

Armstrong purchases some grid products from WAVE, its 50%-owned joint venture with Worthington Industries. The total amount of these purchases was approximately $38 million, $41 million and $42 million for the years ended December 31, 2001, 2000 and 1999, respectively. Armstrong also provides certain selling and administrative processing services to WAVE for which it receives reimbursement. Additionally, WAVE leases certain land and buildings from Armstrong. The terms of these transactions are such that there is no material profit recorded by Armstrong when they occur.

Condensed financial data for significant investments in affiliates accounted for under the equity method of accounting are summarized below:

(millions)                                 2001            2000
----------                               --------        --------
Current assets                             $ 72.4          $ 68.3
Non-current assets                           32.3            34.4
Current liabilities                          15.0            18.2
Long-term debt                               50.0            50.0
Other non-current liabilities                 1.2             0.4


(millions)                                 2001            2000           1999
----------                               --------        --------       --------
Net sales                                 $ 200.1         $ 212.2        $ 202.1
Gross profit                                 57.1            60.3           53.7
Net earnings                                 32.3            35.5           32.3


NOTE 10. ACCOUNTS AND NOTES RECEIVABLE
--------------------------------------

(millions)                                 2001            2000
----------                               --------        --------
Customer receivables                      $ 343.5         $ 401.0
Customer notes                                7.7            10.8
Miscellaneous receivables                    14.5             8.3
Less allowance for discounts and losses     (49.2)          (51.1)
                                         ---------       ---------
Net accounts and notes receivable         $ 316.5         $ 369.0
                                         =========       =========

Generally, Armstrong sells its products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. Armstrong considers these factors and the financial condition of each customer when establishing its allowance for losses from doubtful accounts.

NOTE 11. INVENTORIES
--------------------
Approximately 41% of Armstrong's total inventory in 2001 and 42% in 2000 were valued on a LIFO (last-in, first-out) basis. Inventory values were lower than would have been reported on a total FIFO (first-in, first-out) basis, by $46.2 million at the end of 2001 and $47.8 million at year-end 2000.

(millions)                                                                        2001         2000
----------                                                                    ----------  -----------
Finished goods                                                                 $  269.6      $ 244.7
Goods in process                                                                   45.8         49.0
Raw materials and supplies                                                        182.9        158.0
Less LIFO and other reserves                                                      (55.2)       (51.8)
                                                                              ----------  -----------
Total inventories, net                                                         $  443.1      $ 399.9
                                                                              ==========  ===========

NOTE 12. PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

(millions)                                                                       2001         2000
----------                                                                    ----------  -----------
Land                                                                          $    85.6   $     92.4
Buildings                                                                         582.8        571.6
Machinery and equipment                                                         1,698.2      1,676.2
Construction in progress                                                           60.4         71.8
Less accumulated depreciation and amortization                                 (1,143.3)    (1,091.0)
                                                                              ----------  -----------
Net property, plant and equipment                                             $ 1,283.7   $  1,321.0
                                                                              ==========  ===========

NOTE 13.  GOODWILL AND OTHER INTANGIBLES
----------------------------------------

(millions)                                                                       2001         2000
----------                                                                    ----------  -----------
Goodwill                                                                       $  907.7      $ 908.9
Less accumulated amortization                                                     (84.9)       (62.9)
                                                                              ----------  -----------
Total goodwill, net                                                            $  822.8      $ 846.0
                                                                              ==========  ==========

Other intangibles                                                              $  128.1      $ 122.8
Less accumulated amortization                                                     (39.1)       (30.1)
                                                                              ----------  -----------
Total other intangibles, net                                                   $   89.0      $  92.7
                                                                              ==========  ===========

Goodwill decreased by $23.2 million in 2001, primarily reflecting scheduled amortization of $22.8 million. Unamortized computer software costs included in other intangibles were $50.3 million at December 31, 2001, and $50.7 million at December 31, 2000. See Note 2 for discussion of the impact of FASB Statement No. 142 "Goodwill and Other Intangible Assets."

NOTE 14. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
----------------------------------------------

(millions)                                                                       2001         2000
----------                                                                    ----------    ---------
Payables, trade and other                                                      $  179.0      $ 175.2
Employment costs                                                                   47.5         41.2
Reorganization and severance payments, current portion (see Note 8)                 2.0          2.7
Other                                                                              70.1         72.9
                                                                              ----------    ---------
Total accounts payable and accrued expenses                                    $  298.6      $ 292.0
                                                                              ==========    =========

Certain other accounts payable and accrued expenses have been categorized as liabilities subject to compromise (see Note 4).

NOTE 15. DEBT
-------------
(See Note 4 regarding treatment of prepetition debt.)

                                                                                   Average                       Average
                                                                                   year-end                      year-end
($ millions)                                                        2001        interest rate      2000      Interest rate
------------                                                     ----------    --------------    --------   --------------
  Borrowings under lines of credit                                  $ 450.0             7.18%     $ 450.0            7.18%
  DIP Facility                                                            -                 -         5.0            9.50%
  Commercial paper                                                     50.0             6.75%        49.7            6.75%
  Foreign banks                                                        18.9             5.16%        31.0            6.00%
  Bank loans due 2002-2006                                             39.5             5.47%        55.0            5.77%
  9.00% medium-term notes due 2001                                      7.5             9.00%         7.5            9.00%
  6.35% senior notes due 2003                                         200.0             6.35%       200.0            6.35%
  6.50% senior notes due 2005                                         150.0             6.50%       150.0            6.50%
  9.75% debentures due 2008                                           125.0             9.75%       125.0            9.75%
  7.45% senior notes due 2029                                         200.0             7.45%       200.0            7.45%
  7.45% senior quarterly interest bonds due 2038                      180.0             7.45%       180.0            7.45%
  Industrial development bonds                                         21.0             4.95%        21.3            5.64%
  Capital lease obligations                                             6.3             7.25%         7.1            7.25%
  Other                                                                27.8            10.56%        30.1           10.27%
                                                                 ----------    --------------    --------   --------------
Subtotal                                                            1,476.0             7.24%     1,511.7            7.24%
Less debt subject to compromise                                     1,400.7             7.35%     1,400.4            7.35%
Less current portion and short-term debt                               25.0             6.01%        54.4            6.22%
                                                                 ----------    --------------    --------   --------------
Total long-term debt, less current portion                           $ 50.3             4.92%      $ 56.9            5.51%
                                                                 ==========    ==============    ========   ==============

Approximately $42.8 million of the $75.3 million of total debt not subject to compromise outstanding as of December 31, 2001 was secured with buildings and other assets. As of December 31, 2000, approximately $58.9 million of the $111.3 million of total debt not subject to compromise outstanding was secured with buildings and other assets.

Scheduled payments of long-term debt, excluding debt subject to compromise (millions)

      2002       $ 6.1        2005          $ 1.1
      2003         1.2        2006           15.6
      2004         3.0

In accordance with SOP 90-7, AWI stopped recording interest expense on unsecured prepetition debt effective December 6, 2000.

Debt from the table above included in liabilities subject to compromise consisted of the following at December 31, 2001 and 2000.

($ millions)                                                         2001            2000
------------                                                      ---------       ---------
    Borrowings under lines of credit                              $   450.0       $   450.0
    Commercial paper                                                   50.0            49.7
    9.00% medium-term notes due 2001                                    7.5             7.5
    6.35% senior notes due 2003                                       200.0           200.0
    6.50% senior notes due 2005                                       150.0           150.0
    9.75% debentures due 2008                                         125.0           125.0
    7.45% senior notes due 2029                                       200.0           200.0
    7.45% senior quarterly interest bonds due 2038                    180.0           180.0
    Industrial development bonds                                       11.0            11.0
    Other                                                              27.2            27.2
                                                                  ---------       ---------
Total debt subject to compromise                                  $ 1,400.7       $ 1,400.4
                                                                  =========       =========

Borrowings under the DIP Facility, if any, and obligations to reimburse draws upon the letters of credit constitute a superpriority administrative expense claim in the Chapter 11 Case. The $5.0 million which was outstanding under the DIP Facility as of December 31, 2000 (drawn to pay fees related to implementation of the DIP Facility) was repaid in January of 2001. At December 31, 2001, AWI had no borrowings under the DIP Facility, but did have approximately $8.4 million in letters of credit issued pursuant to the DIP Facility. Borrowings under the DIP Facility are limited to an adjusted amount of receivables, inventories and property, plant and equipment. Depending on the amount of borrowings, the DIP Facility carries an interest rate range of either JP Morgan Chase's Alternate Bank Rate plus 50 to 100 basis points or LIBOR plus 150 to 200 basis points. The DIP Facility also contains several covenants including, among other things, limits on dividends and asset sales, capital expenditures and a required ratio of debt to cash flow. The DIP Facility is scheduled to expire on December 6, 2002.

On May 19, 1999, AWI completed a public offering of $200 million aggregate principal amount of 7.45% senior notes due 2029. The net proceeds from this offering were used to repay other indebtedness of AWI.

Other debt includes an $18.6 million zero-coupon note due in 2013 that was fully amortized to its face value due to the Chapter 11 filing.

In addition, Armstrong's foreign subsidiaries have approximately $25.4 million of unused short-term lines of credit available from banks. The credit lines are subject to immaterial annual commitment fees.

In order to maintain the ratio of fixed to floating rate debt which management believes is appropriate, Armstrong maintained $150 million of interest rate swaps during most of 2000. Armstrong received fixed rates and paid floating rates on these swaps. However, all but one of the interest rate swap agreements was terminated when Armstrong defaulted on its commercial paper obligations on November 22, 2000. The interest rate swap which had been outstanding at December 31, 2000 in the notional amount of $20.0 million was terminated by the counter-party on February 26, 2001. There are no interest rate swap agreements outstanding at December 31, 2001.

NOTE 16. FINANCIAL INSTRUMENTS
------------------------------
Armstrong does not hold or issue financial instruments for trading purposes. The estimated fair values of Armstrong's financial instruments are as follows:

                                                                       2001                                2000
                                                        --------------------------------     --------------------------------
                                                            Carrying          Estimated          Carrying          Estimated
(millions at December 31)                                    amount          fair value           amount          fair value
-------------------------                               ----------------   -------------     ---------------   --------------
Assets:
    Foreign currency contract obligations                $        1.7       $        1.7                --                 --
Liabilities:
    Debt subject to compromise                                1,400.7              739.6         $ 1,400.4           $  386.6
    Long-term debt, including current portion                    56.4               56.4              75.4               75.4
    Natural gas contracts                                         5.2                5.2                --                 --
Off-balance sheet financial instruments:
    Foreign currency contract obligations                          --                 --                --                1.7
    Interest rate swaps                                            --                 --                --                0.3

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses, short-term debt and current installments of long-term debt approximate, fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt were based upon quotes from major financial institutions taking into consideration current rates offered to Armstrong for debt of the same remaining maturities. Foreign currency contract obligations and options, as well as interest rate swap fair values, are estimated by obtaining quotes from major financial institutions.

Armstrong utilizes lines of credit and other commercial commitments in order to ensure that adequate funds are available to meet operating requirements. On December 31, 2001, Armstrong had available lines of credit totaling $217.0 million and letters of credit totaling $45.5 million. Lines of credit include Armstrong's foreign subsidiaries unused short-term lines of credit of approximately $25.4 million and the available DIP Facility of $191.6 million. Letters of credit are issued to third party suppliers, insurance and financial institutions and can only be drawn upon in the event of Armstrong's failure to pay its obligations to the beneficiary. Standby letters of credit are currently arranged through AWI's DIP Facility with JP Morgan Chase. Certain standby letters of credit arranged with Wachovia prior to the Filing have been renewed at their scheduled expiration date.

NOTE 17. DERIVATIVE FINANCIAL INSTRUMENTS
-----------------------------------------
Effective January 1, 2001, Armstrong adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting FAS 133 as of January 1, 2001 was not material to Armstrong's financial statements.

Armstrong is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices that could impact its results of operations and financial condition. Armstrong uses financial instruments, including fixed and variable rate debt, as well as swap, forward and option contracts to finance its operations and to hedge interest rate, currency and commodity exposures. Armstrong regularly monitors developments in the capital markets and only enters into currency and swap transactions with established counter-parties having investment grade ratings. Swap, forward and option contracts are entered into for periods consistent with underlying exposure and do not constitute positions independent of those exposures. Armstrong uses derivative financial instruments as risk management tools and not for speculative trading purposes.

Interest Rate Risk - Due to AWI's Chapter 11 Filing, all affected debt was
------------------
classified as liabilities subject to compromise. All such debt will be addressed in the Chapter 11 Case and during the pendency thereof, AWI does not expect to pay any principal, interest or other payments in respect thereof. However, Armstrong also has debt of entities that were not a part of the Chapter 11 filing, which are being paid on schedule. At December 31, 2001, Armstrong had no open interest rate swap contracts. Prior to the Chapter 11 filing, Armstrong managed its ratio of fixed to floating rate debt with the objective of achieving a mix that management believed to be appropriate. To manage this mix in a cost-effective manner, Armstrong, from time to time, entered into interest rate swap agreements, in which it agreed to exchange various combinations of fixed and/or variable interest rates based on agreed-upon notional amounts.

Currency Rate Risk - Armstrong manufactures and sells its products in a number
------------------
of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. To a large extent, Armstrong's global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. At December 31, 2001, Armstrong's major foreign currency exposures are to the Canadian dollar, the Euro and the British pound.

Armstrong has used foreign currency forward exchange contracts and purchased options to reduce its exposure to the risk that the eventual net cash inflows and outflows, resulting from the sale of product to foreign customers and purchases from foreign suppliers, will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. These transactions allow Armstrong to further reduce its overall exposure to exchange rate movements, since the gains and losses on these contracts offset losses and gains on the transactions being hedged. Gains and losses on these instruments are deferred in other comprehensive income until the underlying transaction is recognized in earnings. The net fair value of these instruments at December 31, 2001 was an asset of less than $0.1 million, all of which is expected to be charged to earnings in the next twelve months. The earnings impact is reported in either net sales or cost of goods sold to match the underlying transaction being hedged. The earnings impact of these hedges was not material during 2001.

Armstrong also uses foreign currency forward exchange contracts to hedge exposures created by cross-currency inter-company loans. The underlying inter-company loans are classified as short-term and translation adjustments related to these loans are recorded in other income. The related derivative contracts are classified as fair value hedges and the offsetting gains and losses on these contracts are also recorded in other income. The fair value of these instruments at December 31, 2001 was a $1.7 million asset, all of which is expected to be charged to earnings in the next twelve months. During 2001, the net earnings impact of these hedges was $0.5 million, recorded in other income, which was comprised of a gain of approximately $8.6 million from the foreign currency forward exchange contracts, substantially offset by the 2001 translation adjustment of approximately $8.1 million for the underlying inter-company loans.

Commodity Price Risk - Armstrong purchases natural gas for use in the
--------------------
manufacture of many of its products and to heat many of its facilities. As a result, Armstrong is exposed to movements in the price of natural gas. Armstrong has a policy of minimizing cost volatility by purchasing natural gas forward contracts, option contracts, and zero-cash collars. These instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying products are sold. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The fair value of these instruments at December 31, 2001 was a $5.2 million liability, of which $4.8 million is expected to be charged to earnings in the next twelve months. The earnings impact of these hedges, recorded in cost of goods sold, was a $8.8 million expense during 2001. The earnings impact of the ineffective portion of these hedges was not material during 2001.

NOTE 18. INCOME TAXES
---------------------
The tax effects of principal temporary differences between the carrying amounts of assets and liabilities and their tax bases are summarized in the table below. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize deferred tax assets, except for certain foreign tax credit and net operating loss carryforwards for which Armstrong has provided a valuation allowance of $95.8 million. The $8.6 million of U.S. foreign tax credit will expire in 2005. Armstrong has $1,058.3 million of state net operating losses with expirations between 2002 and 2021, and $110.1 million of foreign net operating losses, which will be carried forward indefinitely. The valuation allowance increased by $26.0 million primarily because of additional foreign and state net operating losses in addition to increases in foreign tax credits and other basis adjustments.

Deferred income tax assets (liabilities) (millions)                                            2001          2000
---------------------------------------------------                                         ----------    ----------
    Postretirement and postemployment benefits                                              $     86.5    $     92.0
    Chapter 11 reorganization costs and restructuring costs                                       19.6          35.9
    Asbestos-related liabilities                                                                 241.7         241.7
    Foreign tax credit carryforward                                                                8.6           6.4
    Net operating losses                                                                         119.8          94.6
    Other                                                                                         79.0          87.3
                                                                                            ----------    ----------
Total deferred tax assets                                                                        555.2         557.9
Valuation allowance                                                                              (95.8)        (69.8)
                                                                                            ----------    ----------
Net deferred tax assets                                                                          459.4         488.1

    Accumulated depreciation                                                                    (186.6)       (181.1)
    Pension costs                                                                               (118.1)       (106.4)
    Insurance for asbestos-related liabilities                                                   (72.1)        (85.4)
    Tax on unremitted earnings                                                                   (27.0)        (27.0)
    Other                                                                                        (62.5)        (71.4)
                                                                                            ----------    ----------
Total deferred income tax liabilities                                                           (466.3)       (471.3)
                                                                                            ----------    ----------
Net deferred income tax (liabilities) assets                                                      (6.9)         16.8
Deferred income tax - asset - current                                                             11.5          10.0
                                                                                            ----------    ----------
Deferred income tax (liability) asset - noncurrent                                          $    (18.4)   $      6.8
                                                                                            ==========    ==========

Details of taxes (millions)                                                     2001           2000          1999
---------------------------                                                   ---------     ----------    ----------
Earnings (loss) from continuing operations before income taxes:
    Domestic                                                                  $   117.1      $  (135.4)   $     45.8
    Foreign                                                                        14.1           23.0          57.0
    Eliminations                                                                  (15.5)          (9.9)       (119.5)
                                                                              ---------     ----------    ----------
Total                                                                         $   115.7      $  (122.3)   $    (16.7)
                                                                              =========     ==========    ==========
Income tax provision (benefit):
    Current:
       Federal                                                                $     5.0      $   (11.3)   $     15.8
       Foreign                                                                     13.2            7.6           6.6
       State                                                                       (0.6)           1.8           3.0
                                                                              ---------     ----------    ----------
    Total current                                                                  17.6           (1.9)         25.4
                                                                              ---------     ----------    ----------
    Deferred:
        Federal                                                                    33.3          (32.7)        (36.6)
        Foreign                                                                    (8.4)          (2.5)         10.2
        State                                                                        --            0.3           0.5
                                                                              ---------     ----------    ----------
    Total deferred                                                                 24.9          (34.9)        (25.9)
                                                                              ---------     ----------    ----------
Total income taxes (benefit)                                                  $    42.5      $   (36.8)   $     (0.5)
                                                                              =========     ==========    ==========

At December 31, 2001, unremitted earnings of subsidiaries outside the U.S. were $259.2 million (at December 31, 2001 balance sheet exchange rates). Armstrong expects to repatriate $77.0 million of earnings for which $27.0 million of U.S. taxes were provided in 2000. No U.S. taxes have been provided on the remaining unremitted earnings as it is Armstrong's intention to invest these earnings permanently. If such earnings were to be remitted without offsetting tax credits in the U.S., withholding taxes would be $5.8 million. The 2001 tax provision reflects the reversal of certain state tax and other accruals no longer required due to the completion of state tax audits and/or expiration of statutes of limitation partially offset by certain nondeductible expenses.

Reconciliation to U.S. statutory tax rate (millions)                             2001           2000           1999
----------------------------------------------------                           --------       --------       --------
Continuing operations tax (benefit) at statutory rate                           $  40.5       $  (43.3)      $   (5.8)
State income taxes, net of federal benefit                                          2.0            1.8            2.0
(Benefit) on ESOP dividend                                                           --           (1.0)          (1.3)
Tax on foreign and  foreign-source income                                          (6.5)           4.4            3.4
Goodwill                                                                            6.7            9.9            7.1
Change in valuation allowance                                                        --             --           (4.0)
Sale of subsidiary                                                                   --           (9.1)            --
Other items, net                                                                   (0.2)           0.5           (1.9)
                                                                                -------       --------       --------
Tax expense (benefit) at effective rate                                         $  42.5       $  (36.8)      $   (0.5)
                                                                                =======       ========       ========

Other taxes (millions)                                                           2001           2000           1999
----------------------                                                         --------       --------       --------
Payroll taxes                                                                   $  74.2       $   73.9       $   81.1
Property, franchise and capital stock taxes                                        15.7           20.0           15.9

NOTE 19. OTHER LONG-TERM LIABILITIES
------------------------------------

(millions)                                                                       2001           2000
----------                                                                     --------       --------
Long-term deferred compensation arrangements                                    $  42.2       $   44.9
Environment liabilities not subject to compromise                                  10.2            8.8
Other                                                                              32.2           24.2
                                                                                -------       --------
Total other long-term liabilities                                               $  84.6       $   77.9
                                                                                =======       ========

NOTE 20. RETIREMENT SAVINGS AND STOCK OWNERSHIP PLAN (RSSOP)
------------------------------------------------------------
In 1989, Armstrong established an Employee Stock Ownership Plan ("ESOP") that borrowed $270 million from banks and insurance companies, repayable over 15 years and guaranteed by Armstrong. The ESOP used the proceeds to purchase 5,654,450 shares of a new series of convertible preferred stock issued by Armstrong. In 1996, the ESOP was merged with the Retirement Savings Plan for salaried employees (a defined-contribution pension plan) to form the Retirement Savings and Stock Ownership Plan ("RSSOP"). On July 31, 1996, the trustee of the ESOP converted the preferred stock held by the trust into approximately 5.1 million shares of common stock at a one-for-one ratio.

The number of shares released for allocation to participant accounts has been based on the proportion of principal and interest paid to the total amount of debt service remaining to be paid over the life of the borrowings. Through December 31, 2001, the RSSOP allocated 2,732,000 shares to participants that remain outstanding, participants retired 1,693,000 shares, Armstrong contributed an additional 437,000 shares from its treasury and the trustee purchased 243,000 shares on the open market to allocate to employees. As of December 31, 2001, there were approximately 1,912,000 shares in the RSSOP that had yet to be allocated to participants.

All RSSOP shares are considered outstanding for earnings per share calculations. Historically, dividends on allocated shares were credited to employee accounts while dividends on unallocated shares were used to satisfy debt service payments.

The RSSOP currently covers parent company nonunion employees and some union employees.

Details of ESOP debt service payments (millions)                             2000         1999
------------------------------------------------                            -------      -------
Common stock dividends paid                                                  $  4.5       $  8.9
Employee contributions                                                          1.2          7.7
Company contributions                                                           7.0          8.9
Company loans to ESOP                                                           7.3         12.9
                                                                             ------       ------
Debt service payments made by ESOP trustee                                   $ 20.0       $ 38.4
                                                                             ======       ======

Armstrong recorded costs for the RSSOP of $3.5 million in 2001, $10.5 million in 2000 and $13.1 million in 1999, which related to company contributions.

On November 22, 2000, Armstrong failed to repay $50 million in commercial paper that was due. Subsequently, the remaining ESOP bond principal balance of $142.2 million became immediately payable along with a $15.5 million interest and tax make-whole premium. ESOP debt service payments had not been made since June 2000. As a result of the Chapter 11 filing, AWI's guarantee of these ESOP loan obligations of $157.7 million is now classified as a liability subject to compromise.

During the fourth quarter of 2000, Armstrong amended the RSSOP to provide for a cash match of employee contributions in lieu of the stock match. Armstrong recorded an expense of $3.5 million in 2001 and $0.5 million in 2000 related to the cash match.

The trustee borrowed from Armstrong $7.3 million in 2000 and $12.9 million in 1999. These loans were made to ensure that the financial arrangements provided to employees remained consistent with the original intent of the RSSOP. Such loans receivable were included as a component of shareholders' equity. In December 2000, in connection with the Chapter 11 Filing of AWI and default on RSSOP loan obligations, Armstrong recorded an impairment charge of $43.3 million related to these loans receivable in view of the fact that the only asset of the RSSOP consisted of the stock of AHI which had diminished substantially in value. The impairment was recorded as a component of Chapter 11 reorganization costs, net. In July 2001, the Court in AWI's Chapter 11 Case authorized the Board of Directors of Armstrong to forgive the entire amount of all principal and interest on outstanding loans to the RSSOP.

NOTE 21. STOCK-BASED COMPENSATION PLANS
---------------------------------------
Awards under the 1993 Long-Term Stock Incentive Plan ("1993 Plan") were made in the form of stock options, stock appreciation rights in conjunction with stock options, performance restricted shares and restricted stock awards. No additional awards may be issued under the 1993 Plan.

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

Approximately 1,702,000 stock options were cancelled as a result of a restricted stock for stock option exchange program offered to employees in 2000. Employees other than the CEO holding stock options were given a one-time opportunity to exchange their stock options with exercise prices above $50 per share for shares of AHI restricted stock based on specified conversion ratios. The shares issued under this exchange program were issued under the 2000 Plan and will be fully vested by August 2002. Expenses related to this event were $0.7 million in 2001 and $1.5 million in 2000.

Options are granted to purchase shares at prices not less than the closing market price of the shares on the dates the options are granted. The options generally become exercisable in one to three years and expire 10 years from the date of grant.

Changes in option shares outstanding
(thousands except for share price)                                          2001          2000          1999
----------------------------------                                        -------       --------      --------
Option shares at beginning of year                                        2,777.5        3,509.5       2,783.7
Options granted                                                             100.0        1,818.5         829.7
Option shares exercised                                                        --             --         (54.5)
Stock appreciation rights exercised                                            --             --          (0.2)
Options cancelled                                                          (194.9)      (2,550.5)        (49.2)
                                                                          -------       --------      --------
Option shares at end of year                                              2,682.6        2,777.5       3,509.5

Option shares exercisable at end of year                                  1,551.7          973.3       1,828.0
Shares available for grant                                                4,161.5        4,068.7       3,307.3

Weighted average price per share:
    Options outstanding                                                  $  30.36      $   30.69      $  58.48
    Options exercisable                                                     39.51          48.92         57.12
    Options granted                                                          3.60          18.24         50.70
    Option shares exercised                                                   N/A            N/A         36.17

The table below summarizes information about stock options outstanding at December 31, 2001. (thousands except for life and share price)

                                              Options outstanding                               Options exercisable
                             -------------------------------------------------------     -----------------------------------
                                                   Weighted-
                                  Number            average           Weighted-              Number           Weighted-
Range of                        outstanding        remaining           average             exercisable         average
exercise prices                 at 12/31/01     contractual life   exercise price          at 12/31/01     exercise price
---------------                 -----------     ----------------   --------------          -----------     --------------
$1.19 - $18.00                       300.0            8.9               $   7.05                 66.7          $   8.78
$18.01 - $19.50                    1,382.3            8.2                  19.44                525.7             19.44
$19.51 - $46.00                      393.4            2.6                  40.09                387.9             40.28
$46.01 - $60.00                      427.7            4.5                  55.11                393.9             55.57
$60.01 - $84.00                      179.2            5.9                  73.14                177.5             73.17
                                 ---------                                                  ---------
                                   2,682.6                                                    1,551.7
                                 =========                                                  =========

Performance restricted shares issuable under the 1993 and 1999 plans entitle certain key executive employees to earn shares of AHI's common stock, but only if the total company or individual business units meet certain predetermined performance measures during defined performance periods (generally three years). At the end of performance periods, common stock awarded may carry additional restriction periods, during which time Armstrong will hold the shares in custody until the expiration or termination of restrictions. Compensation expense is charged to earnings over the performance period. There were only 563 shares of performance restricted common stock outstanding at December 31, 2001, with no accumulated dividend equivalent shares. The performance period for these shares has ended, but the restriction period does not end until 2002.

Restricted stock awards can be used for the purposes of recruitment, special recognition and retention of key employees. No award of restricted stock shares was granted in 2001. At the end of 2001, there were 195,934 restricted shares of common stock outstanding with 4,720 accumulated dividend equivalent shares.

SFAS No. 123, "Accounting for Stock-Based Compensation," permits entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings disclosures. Had compensation costs for these plans been determined consistent with SFAS No. 123, Armstrong's net earnings would have been reduced to the following pro forma amounts.

(millions)                                          2001       2000      1999
----------                                        --------  ---------  --------
Net earnings:
-------------
    As reported                                      $92.8      $11.8     $14.3
    Pro forma                                         90.6        5.4       7.0

The fair value of grants was estimated on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions for 2001, 2000 and 1999 presented in the table below. The weighted-average fair value of stock options granted in 2001, 2000 and 1999 was $1.21, $2.08 and $9.75 per share, respectively.

                                                    2001      2000       1999
                                                  --------  ---------  --------
Risk-free interest rate                               4.57%      6.48%     6.34%
Dividend yield                                           0%      9.50%     5.75%
Expected life                                       5 years    5 years   5 years
Volatility                                              28%        28%       28%

Because the SFAS No. 123 method of accounting has not been applied to grants prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

NOTE 22. EMPLOYEE COMPENSATION
------------------------------
Employee compensation is presented in the table below. Charges for severance costs and early retirement incentives to terminated employees (otherwise recorded as restructuring charges) have been excluded.

Employee compensation cost (millions)               2001      2000       1999
-------------------------------------             --------  ---------  --------
Wages and salaries                                 $ 685.3    $ 669.3   $ 669.9
Payroll taxes                                         74.2       73.9      81.1
Pension credits, net                                 (32.0)     (38.4)    (29.7)
Insurance and other benefit costs                     92.3       70.8      64.2
Stock-based compensation                               2.7        4.4       4.2
                                                  --------  ---------  --------
Total                                              $ 822.5    $ 780.0   $ 789.7
                                                  ========  =========  ========

The increases in insurance and other benefit costs are primarily related to increased medical benefit costs.

NOTE 23. PENSION AND OTHER BENEFIT PROGRAMS
-------------------------------------------
Armstrong and a number of its subsidiaries have pension plans and postretirement medical and insurance benefit plans covering eligible employees worldwide. Armstrong also has defined-contribution pension plans (including the Retirement Savings and Stock Ownership Plan, as described in Note 20) for eligible employees. Benefits from pension plans, which cover substantially all employees, are based on an employee's compensation and years of service. Pension plans are funded by Armstrong. Postretirement benefits are funded by Armstrong on a pay-as-you-go basis, with the retiree paying a portion of the cost for health care benefits by means of deductibles and contributions. Armstrong announced in 1989 and 1990 a 15-year phase-out of its health care benefits for certain future retirees. These future retirees include parent company nonunion employees and some union employees. Shares of RSSOP common stock were allocated to eligible active employees through June 2000, based on employee age and years to expected retirement, to help employees offset their future postretirement medical costs. The RSSOP was amended in November 2000 to suspend future allocations and in December 2000, Armstrong used cash to fund this benefit. In 2001, an equity share allocation was made to all eligible active full-time employees as of July 26, 2001. The allocation was made as a result of Armstrong's forgiveness of loans receivable from the RSSOP.

Effective November 1, 2000, an amendment to the Retirement Income Plan (RIP), a qualified U.S. defined benefit plan, established an additional benefit known as the ESOP Pension Account to partially compensate active employee and retiree ESOP shareholders for the decline in the market value of AHI'S stock. The effect of this amendment had no material impact to the financial position or results of operations in 2000, but increased the benefit obligation by $92.2 million and decreased the pension credit by $11.7 million in 2001. The RIP document was revised to reflect these changes.

The following tables summarize the balance sheet impact, as well as the benefit obligations, assets, funded status and rate assumptions associated with the pension and postretirement benefit plans. The plan assets are primarily stocks, mutual funds and bonds. Included in these assets were 1,426,751 shares of AHI common stock at year-end 2001 and 2000. The pension benefits disclosures include both the RIP and the Retirement Benefit Equity Plan, which is a nonqualified, unfunded plan designed to provide pension benefits in excess of the limits defined under Sections 415 and 401(a)(17) of the Internal Revenue Code.

                                                                                      Retiree Health and Life
                                                             Pension Benefits            Insurance Benefits
                                                         ------------------------   ----------------------------
U.S. defined-benefit plans (millions)                       2001           2000         2001             2000
-------------------------------------                    ---------      ---------   -----------      -----------
Change in benefit obligation:
Benefit obligation as of January 1                       $ 1,132.4     $  1,079.4   $     258.6      $     233.3
Service cost                                                  14.9           13.9           3.5              2.8
Interest cost                                                 93.0           84.0          20.1             18.7
Plan participants' contributions                                --             --           3.7              3.4
Plan amendments                                               79.6           25.8            --               --
Divestitures                                                    --           (4.0)           --             (0.1)
Effect of settlements                                           --           (5.9)           --               --
Effect of special termination benefits                         2.9            1.4            --               --
Actuarial gain                                                92.7           33.0         128.6             26.6
Benefits paid                                                (91.1)         (95.2)        (29.9)           (26.1)
                                                         ---------     ----------   -----------      -----------
Benefit obligation as of December 31                     $ 1,324.4     $  1,132.4   $     384.6      $     258.6
                                                         =========     ==========   ===========      ===========
Change in plan assets:
Fair value of plan assets as of January 1                $ 1,790.6     $  1,748.3            --               --
Actual return on plan assets                                  32.9          137.9            --               --
Divestitures                                                    --           (3.7)           --               --
Effect of settlements                                           --           (5.9)           --               --
Employer contribution                                          3.5            9.2   $      26.2      $      22.7
Plan participants' contributions                               ---             --           3.7              3.4
Benefits paid                                                (91.1)         (95.2)        (29.9)           (26.1)
                                                         ---------     ----------   -----------      -----------
Fair value of plan assets as of December 31              $ 1,735.9     $  1,790.6   $       0.0      $       0.0
                                                         =========     ==========   ===========      ===========

Funded status                                            $   411.5     $    658.2   $    (384.6)     $    (258.6)
Unrecognized net actuarial loss (gain)                      (187.2)        (422.7)        160.8             48.6
Unrecognized transition asset                                 (2.1)          (8.3)           --               --
Unrecognized prior service cost (benefit)                    148.5           86.1           9.9             (4.2)
                                                         ---------     ----------   -----------      -----------
Net amount recognized                                    $   370.7     $    313.3   $    (213.9)     $    (214.2)
                                                         =========     ==========   ===========      ===========


The funded status of U.S. defined-benefit plans was determined using the assumptions presented in the table below.

                                                                          Retiree Health and Life
                                                  Pension Benefits           Insurance Benefits
                                                  -----------------       -----------------------
U.S. defined-benefit plans                         2001       2000         2001            2000
--------------------------                        ------     ------       ------         --------
Weighted-average assumption as of
    December 31:
Discount rate                                     7.00%       7.50%         7.00%           7.50%
Expected return on plan assets                    8.75%       9.50%           n/a             n/a
Rate of compensation increase                     4.00%       4.25%         4.00%           4.25%

Amounts recognized in the consolidated balance sheets consist of:

                                                                                      Retiree Health and Life
                                                              Pension Benefits           Insurance Benefits
                                                          -----------------------     -----------------------
(millions)                                                  2001           2000          2001          2000
----------                                                --------       --------     ---------     ---------
Prepaid benefit costs                                     $ 386.9        $ 333.6
Accrued benefit liability                                   (30.4)         (34.5)     $ (213.9)     $ (214.2)
Intangible asset                                              1.2            1.6            --            --
Other comprehensive income                                   13.0           12.6            --            --
                                                          -------        -------      --------      --------
Net amount recognized                                     $ 370.7        $ 313.3      $ (213.9)     $ (214.2)
                                                          =======        =======      ========      ========

                                                                                       Pension Benefits
                                                                                     ----------------------
U.S. pension plans with benefit obligations in excess of assets (millions)            2001            2000
--------------------------------------------------------------------------           ------          ------
Projected benefit obligation, December 31                                            $ 33.2          $ 44.7
Accrued benefit obligation, December 31                                                30.4            34.5
Fair value of plan assets, December 31                                                   --              --

The above table relates to the Retirement Benefit Equity Plan, which is a nonqualified, unfunded plan designed to provide pension benefits in excess of the limits defined under Sections 415 and 401(a)(17) of the Internal Revenue Code.

The components of pension credit are as follows:

                                                                                   Pension Benefits
                                                                          -----------------------------------
U.S. defined-benefit plans (millions)                                      2001          2000           1999
-------------------------------------                                     -------      --------       -------
Service cost of benefits earned during the year                          $  14.9       $  13.9       $  16.7
Interest cost on projected benefit obligation                               93.0          84.0          76.6
Expected return on plan assets                                            (164.4)       (153.6)       (147.0)
Amortization of transition asset                                            (6.2)         (6.2)         (6.2)
Amortization of prior service cost                                          17.5          11.9          10.0
Recognized net actuarial gain                                              (11.6)        (13.9)        (17.3)
                                                                         --------      --------      --------
Net periodic pension credit                                              $ (56.8)      $ (63.9)      $ (67.2)
                                                                         ========      ========      ========

Costs for other funded and unfunded pension plans were $11.8 million in 2001, $5.6 million in 2000 and $7.1 million in 1999.

The components of postretirement benefit cost are as follows:

                                                                                   Retiree Health and
                                                                                Life Insurance Benefits
                                                                            ---------------------------------
U.S. defined-benefit plans (millions)                                        2001          2000        1999
-------------------------------------                                       ------        -------     -------
Service cost of benefits earned during the year                             $  3.5        $  2.8      $  3.2
Interest cost on accumulated postretirement benefit obligation                20.1          18.7        17.0
Amortization of prior service cost (benefit)                                   0.3          (0.9)       (0.9)
Recognized net actuarial loss                                                  2.2           1.0         0.6
                                                                            ------        -------     -------
Net periodic postretirement benefit cost                                    $ 26.1        $ 21.6      $ 19.9
                                                                            ======        =======     =======

For measurement purposes, an average rate of 12% annual increase in the per capita cost of covered health care benefits was assumed for 2002, decreasing 1% per year to an ultimate rate of 6%. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                                     One percentage point
                                                                                    ----------------------
U.S. retiree health and life insurance benefit plans (millions)                     Increase      Decrease
---------------------------------------------------------------                     --------      --------
Effect on total of service and interest cost components                               $ 2.4        $ (2.0)
Effect on postretirement benefit obligation                                            36.5         (30.8)

AHI has pension plans covering employees in a number of foreign countries that utilize assumptions that are consistent with, but not identical to, those of the U.S. plans. The following tables summarize the balance sheet impact as well as the benefit obligations, assets, funded status and rate assumptions associated with pension benefits.

                                                          Pension Benefits
                                                       ----------------------
Non-U.S. defined-benefit plans (millions)                2001          2000
-----------------------------------------              --------      --------
Change in benefit obligation:
Benefit obligation as of January 1                     $ 290.8       $ 300.6
Service cost                                               7.9           7.2
Interest cost                                             15.5          14.6
Plan participants' contributions                           2.2           2.1
Plan amendments                                            1.8           0.7
Acquisitions                                              --            22.7
Divestitures                                              --            (0.6)
Effect of settlements                                     --           (33.6)
Effect of special termination benefits                     0.3          (0.7)
Foreign currency translation adjustment                  (11.2)        (24.4)
Actuarial loss (gain)                                     (8.4)         15.3
Benefits paid                                            (13.6)        (13.1)
                                                       -------       -------
Benefit obligation as of December 31                   $ 285.3       $ 290.8
                                                       =======       =======

Change in plan assets:
Fair value of plan assets as of January 1              $ 179.2       $ 163.4
Actual return on plan assets                             (18.1)          2.4
Acquisitions                                                --          22.1
Divestitures                                                --          (0.6)
Employer contributions                                    11.8          44.4
Plan participants' contributions                           2.2           2.1
Effect of settlements                                       --         (33.6)
Foreign currency translation adjustment                   (4.7)         (7.9)
Benefits paid                                            (13.6)        (13.1)
                                                       -------       -------
Fair value of plan assets as of December 31            $ 156.8       $ 179.2
                                                       =======       =======

Funded status                                          $(128.5)      $(111.6)
Unrecognized net actuarial gain                           13.5          (3.6)
Unrecognized transition obligation (asset)                 0.2          (1.3)
Unrecognized prior service cost                            5.7           3.9
                                                       -------       -------
Net amount recognized                                  $(109.1)      $(112.6)
                                                       =======       =======

Amounts recognized in the consolidated balance sheets consist of:

                                                             Pension Benefits
                                                          ---------------------
(millions)                                                  2001         2000
----------                                                --------     --------
Prepaid benefit cost                                      $    5.9     $    5.6
Accrued benefit liability                                   (121.3)      (126.0)
Intangible asset                                               0.7          0.1
Other comprehensive income                                     5.6          7.7
                                                          --------     --------
Net amount recognized                                     $ (109.1)    $ (112.6)
                                                          ========     ========

                                                             Pension Benefits
Non-U.S. pension plans with benefit obligations           ---------------------
in excess of assets (millions)                              2001         2000
------------------------------                            --------     --------
Projected benefit obligation, December 31                 $  124.7     $  128.7
Accrued benefit obligation, December 31                      119.5        124.3
Fair value of plan assets, December 31                         2.3          2.7

The components of pension cost are as follows:

Non-U.S. defined-benefit plans (millions)                   2001         2000          1999
-----------------------------------------                 --------     --------      --------
Service cost of benefits earned during the year           $   7.9       $  7.2        $  8.4
Interest cost on projected benefit obligation                15.5         14.6          18.1
Expected return on plan assets                              (11.0)        (9.9)         (8.0)
Amortization of transition obligation                         0.3          0.2           0.2
Amortization of prior service cost                            0.4          1.0           0.4
Recognized net actuarial gain                                (0.1)        (0.1)         (0.1)
                                                          -------       ------        ------
Net periodic pension cost                                 $  13.0       $ 13.0        $ 19.0
                                                          =======       ======        ======

The funded status of Non-U.S. defined-benefit plans was determined using the following assumptions:

                                                              Pension Benefits
                                                            -------------------
Non-U.S. defined-benefit plans                               2001         2000
------------------------------                              ------       ------
Weighted-average assumption as of December 31:
Discount rate                                               5.49%         5.69%
Expected return on plan assets                              5.57%         6.43%
Rate of compensation increase                               3.71%         3.85%


NOTE 24. LEASES
---------------
Armstrong rents certain real estate and equipment. Several leases include options for renewal or purchase, and contain clauses for payment of real estate taxes and insurance. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. As part of the Chapter 11 Case, AWI must decide whether to assume, assume and assign, or reject prepetition unexpired leases and other prepetition executory contracts. AWI has been granted an extension until April 8, 2002 by the Court to make these decisions with respect to prepetition unexpired leases of real property and this date may be further extended. With respect to prepetition executory contracts and unexpired leases not related to real estate, AWI has until confirmation of a reorganization plan to make these decisions unless such time is shortened by the Court. The accompanying financial statements do not reflect any adjustment related to assumption or rejection of such agreements.

Rental expense was $15.7 million in 2001, $17.7 million in 2000 and $19.5 million in 1999. Future minimum payments at December 31, 2001, by year and in the aggregate, having noncancelable lease terms in excess of one year were as follows:

                                                       Capital     Operating
Scheduled minimum lease payments (millions)            Leases        Leases
-------------------------------------------            -------     ---------
2002                                                    $ 1.3        $  9.9
2003                                                      1.4           7.3
2004                                                      2.5           5.6
2005                                                      1.5           3.2
2006                                                      0.9           2.3
Thereafter                                                0.8          10.1
                                                        -----        ------
Total                                                   $ 8.4        $ 38.4
                                                        =====        ======

AHI has capital leases that have lease payments that extend until 2018. Assets under capital leases are included in the consolidated balance sheets as follows:

(millions)                                                2001         2000
----------                                              -------      -------
Land                                                    $  3.8       $  3.8
Building                                                   4.1          4.5
Machinery                                                 26.1         26.2
Less accumulated amortization                            (10.0)       (12.1)
                                                        ------       ------
Net assets                                              $ 24.0       $ 22.4
                                                        ======       ======


NOTE 25. SHAREHOLDERS' EQUITY
-----------------------------
Treasury share changes for 2001, 2000 and 1999 are as follows:

Years ended December 31 (thousands)                       2001           2000            1999
-----------------------------------                     --------      ---------       ---------
Common shares
Balance at beginning of year                            11,393.2      11,628.7        11,856.7
Stock purchases                                               --          56.4            33.8
Stock issuance activity, net                                  --        (291.9)         (261.8)
                                                        --------      ---------       ---------
Balance at end of year                                  11,393.2      11,393.2        11,628.7
                                                        ========      =========       =========

Stock purchases include small unsolicited buybacks of shares, shares received under share tax withholding transactions and open market purchases of stock through brokers.

The balance of each component of accumulated other comprehensive loss as of December 31, 2001 and 2000, is presented in the table below.

(millions)                                               2001          2000
----------                                              ------        ------
Foreign currency translation adjustments                $ 32.6        $ 29.3
Derivative loss, net                                       3.3            --
Unrealized loss on available for sale securities            --           2.0
Minimum pension liability adjustments                     11.2          13.9
                                                        ------        ------
Total                                                   $ 47.1        $ 45.2
                                                        ======        ======

The related tax effects allocated to each component of other comprehensive income (loss) are presented in the table below.

                                                          Pre-tax         Tax      After tax
(millions)                                                 amount       Benefit     amount
----------                                                --------      -------    ---------
Foreign currency translation adjustments                  $  (3.3)      $   --     $  (3.3)
Derivative loss, net                                         (5.1)         1.8        (3.3)
Impairment loss on available for sale securities              2.0           --         2.0
Minimum pension liability adjustments                         0.9          1.8         2.7
                                                          -------       ------     -------
Total                                                     $  (5.5)      $  3.6     $  (1.9)
                                                          =======       ======     =======

NOTE 26. SUPPLEMENTAL FINANCIAL INFORMATION
-------------------------------------------

(millions)
---------
Selected operating expenses                                 2001         2000         1999
---------------------------                               --------     -------      --------
Maintenance and repair costs                              $ 112.2      $ 114.6      $ 113.1
Research and development costs                               56.3         60.3         48.9
Advertising costs                                            49.8         43.7         47.0

Other expense (income), net
---------------------------
Interest and dividend income                              $  (2.8)     $  (5.6)     $  (2.1)
Loss (gain) on sale of businesses, net                        0.3        (60.2)        (1.0)
Demutualization proceeds                                     (3.5)        (5.2)        (2.6)
Foreign currency transaction gain                            (0.5)        (7.0)        (0.2)
Impairment loss on available for sale securities              3.2           --           --
Impairment of note receivable from previous divestiture       2.0           --           --
Other                                                         0.1          1.3         (0.7)
                                                          -------      -------      -------
Total                                                     $  (1.2)     $ (76.7)     $  (6.6)
                                                          =======      =======      =======

NOTE 27. SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

(millions)                                                 2001        2000           1999
----------                                                -----       ------         ------
Interest paid                                             $ 9.2       $101.5         $104.5
Income taxes paid                                          13.3         14.7           48.2
Acquisitions:
    Fair value of assets acquired                         $ 0.6       $ 55.6         $  3.8
    Cost in excess of net assets acquired                   5.0           --             --
    Less:
    Net assets in excess of consideration                    --         24.2             --
    Liabilities assumed                                      --         24.9             --
                                                          -----       ------         ------
Cash paid, net of cash acquired                           $ 5.6       $  6.5         $  3.8
                                                          =====       ======         ======

NOTE 28. LITIGATION AND RELATED MATTERS
---------------------------------------

Asbestos-related litigation

AWI is a defendant in personal injury claims and property damage claims related to asbestos containing products. On December 6, 2000, AWI filed a voluntary petition for relief ("the Filing") under Chapter 11 of the U.S. Bankruptcy Code to use the court supervised reorganization process to achieve a final resolution of its asbestos liability.

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

Asbestos-Related Personal Injury Claims
---------------------------------------
Before filing for relief under the Bankruptcy Code, AWI pursued broad-based settlements of asbestos-related personal injury claims through the Center for Claims Resolution (the "Center"). The Center had reached Strategic Settlement Program ("SSP") agreements with law firms that covered approximately 130,000 claims that named AWI as a defendant. As a result of the Filing, AWI's obligations with respect to payments called for under these settlements will be determined in its Chapter 11 Case.

Due to the Filing, holders of asbestos-related personal injury claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against AWI. In addition, AWI ceased making payments with respect to asbestos-related personal injury claims, including payments pursuant to the outstanding SSP agreements. A separate creditors' committee representing the interests of asbestos personal injury claimants has been appointed in the Chapter 11 Case.

AWI's present and future asbestos liability will be addressed in its Chapter 11 Case rather than through the Center and a multitude of lawsuits in different jurisdictions throughout the U.S. AWI believes that the Chapter 11 process provides it with the opportunity to comprehensively address its asbestos-related personal injury liability in one forum. It is anticipated that all present and future asbestos-related personal injury claims will be resolved in the Chapter 11 Case.

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

AWI believes the range of probable and estimable liability is more uncertain now than previously. There are significant differences in the way the asbestos-related personal injury claims may be addressed under the bankruptcy process when compared to the tort system. Accordingly, AWI currently is unable to ascertain how prior experience with the number of claims and the amounts to settle claims will impact its ultimate liability in the context of its Chapter 11 Case.

As of September 30, 2000, AWI had recorded a liability of $758.8 million for its asbestos-related personal injury liability that it determined was probable and estimable through 2006. Due to the increased uncertainty created as a result of the Filing, no change has been made to the previously recorded liability except to record payments of $68.2 million against that accrual in October and November 2000. The asbestos-related personal injury liability balance recorded at December 31, 2001 and December 31, 2000 is $690.6 million, which is recorded in liabilities subject to compromise. Due to the uncertainties created as a result of the Filing and how the liability may be resolved, it is not possible to reasonably estimate the ultimate liability. It is likely, however, that the actual liability will be significantly higher than the recorded liability. As the Chapter 11 Case proceeds, there should be more clarity as to the extent of the liability.

Collateral Requirements
-----------------------
During 2000, AWI had secured a bond for $56.2 million to meet minimum collateral requirements established by the Center with respect to asbestos-related personal injury claims asserted against AWI. On October 27, 2000, the insurance company that underwrote the surety bond informed AWI and the Center of its intention not to renew the surety bond effective February 28, 2001. On February 6, 2001, the Center advised the surety of the Center's demand for payment of the face value of the bond. The surety filed a motion with the Court seeking to restrain the Center from drawing on the bond. The motion was not granted. On March 28, 2001, the surety filed an amended complaint in the Court seeking similar relief. The Center has filed a motion to dismiss the amended complaint. The Court has not yet ruled on the Center's motion or the complaint. In addition, on April 27, 2001, AWI filed a complaint and a motion with the Court seeking an order, among other things, enjoining the Center from drawing on the bond or, in the event the Center is permitted to draw on the bond, requiring that the proceeds of any such draw be deposited into a Court-approved account subject to further order of the Court. Recently, Judge Alfred M. Wolin of the Federal District Court for the District of New Jersey, who is also presiding over AWI's Chapter 11 Case, indicated he would determine these matters. Judge Wolin has not yet ruled on these matters.

Asbestos-Related Property Damage Litigation
-------------------------------------------
Over the years, AWI was one of many defendants in asbestos-related property damage claims that were filed by public and private building owners, with six claims pending as of June 30, 2001. The previous claims that were resolved prior to the Filing resulted in aggregate indemnity obligations of less than $10 million. To date, all payments of these obligations have been entirely covered by insurance. The pending cases present allegations of damage to the plaintiffs' buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures for removal and replacement of such products. In the second quarter of 2000, AWI was served with a lawsuit seeking class certification of Texas residents who own property with asbestos-containing products. This case includes allegations that AWI asbestos-containing products caused damage to buildings and generally seeks compensatory damages and equitable relief, including testing, reimbursement for removal and diminution of property value. AWI vigorously denies the validity of the allegations against it in these actions and, in any event, believes that any costs will be covered by insurance. Continued prosecution of these actions and the commencement of any new asbestos property damage actions are stayed due to the Filing. In March 2002, the Court allowed certain alleged holders of asbestos property damage claims to file a class proof of claim against AWI. Upon such filing, the Court will later determine whether the proposed class should be certified. Consistent with prior periods and due to increased uncertainty, AWI has not recorded any liability related to these claims as of December 31, 2001. See Note 1 for further discussion of the property damage claims received by the August 31, 2001 claims bar date in the Chapter 11 Case. A separate creditors' committee representing the interests of property damage asbestos claimants has been appointed in the Chapter 11 Case.

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

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the first quarter of 2001, a new trial judge was selected for the ADR. The new trial judge conducted hearings in 2001 and determined not to rehear matters decided by the previous judge. In the first quarter of 2002, the new trial judge concluded the ADR trial proceeding with findings in favor of AWI on substantially all key issues. The trial proceeding is subject to an appeal as part of the ADR process. One of the insurance carriers, Reliance Insurance Company, was placed under an order of rehabilitation by a state insurance department during May 2001 and an order of liquidation during October 2001.

Another insurer (Century Indemnity Company), who previously settled its coverage issues with AWI, has made some of its required payments under the settlement to a trust of which AWI is a beneficiary. During January 2002, this insurer filed an adversary action in AWI's Chapter 11 Case. Among other things, the action requests the Court to (1) declare that the settlement agreement is an executory contract and to compel assumption or rejection of the agreement; (2) declare that the insurer need not make its present and future scheduled payments unless AWI assumes the agreement; (3) declare that the insurer is entitled to indemnification from AWI against any liabilities that the insurer may incur in certain unrelated litigation in which the insurer is involved; and (4) enjoin the disposition of funds previously paid by the insurer to the trust pending an adjudication of the insurer's rights. AWI believes it is highly unlikely the insurer will prevail in this matter.

Insurance Asset
---------------
An insurance asset in respect of asbestos personal injury claims in the amount of $214.1 million is recorded as of December 31, 2001 compared to $268.3 million as of December 31, 2000. The reduction is due to cash receipts during the second and third quarters of 2001 and management's current assessment of probable insurance recoveries, which included the order of liquidation for Reliance Insurance Company. Of the total recorded asset at December 31, 2001, approximately $49.0 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI's belief in the availability of insurance in this amount, based upon AWI's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $82 million of the $214.1 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the liability. Of the $214.1 million asset, $22.0 million has been recorded as a current asset as of December 31, 2001 reflecting management's estimate of the minimum insurance payments to be received in the next 12 months.

A significant part of the recorded asset relates to insurance that AWI believes is probable and will be obtained through settlements with the various carriers. Due to the Filing, the settlement process may be delayed, pending further clarification as to the asbestos liability. While AWI believes the Chapter 11 process will strengthen its position on resolving disputed insurance and may therefore result in higher settlement amounts than recorded, there has been no increase in the recorded amounts due to the uncertainties created by the Filing. Accordingly, this asset could also change significantly based upon events which occur in the Court. Management estimates that the timing of future cash payments for the recorded asset may extend beyond 10 years.

Cash Flow Impact
----------------
As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related claims in December 2000 and all of 2001. In the first eleven months of 2000, AWI paid $226.9 million for asbestos-related claims. AWI received $32.2 million in asbestos-related insurance recoveries during 2001 compared to $27.7 million in 2000. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements.

Conclusion
----------
Many uncertainties exist surrounding the financial impact of AWI's involvement with asbestos litigation. These uncertainties include the impact of the Filing and the Chapter 11 process, the number of future claims to be filed, the impact of any potential legislation, the impact of the ADR proceedings on the insurance asset and the financial condition of AWI's insurance carriers. AWI has not revised its previously recorded liability for asbestos-related personal injury claims. During 2001, AWI reduced its previously recorded insurance asset by $32.2 million for cash receipts and by $22.0 million for management's current assessment of probable insurance recoveries. The $22.0 million reduction was recorded as a charge for asbestos liability, net, in the accompanying consolidated statement of earnings. AWI will continue to review its asbestos-related liability periodically, although it is likely that no changes will be made to the liability until later in the Chapter 11 Case as significant developments arise. Although not estimable, it is likely that AWI's total exposure to asbestos-related personal injury claims will be significantly higher than the recorded liability. Any adjustment to the estimated liability or insurance asset could be material to the financial statements.

Environmental Matters

Most of Armstrong's manufacturing and certain of Armstrong's research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. Armstrong has made, and intends to continue to make, necessary expenditures for compliance with applicable environmental requirements at its operating facilities. Armstrong incurred capital expenditures of approximately $8.4 million in 2001, $6.2 million in 2000 and $5.5 million in 1999 associated with environmental compliance and control facilities. Armstrong anticipates that annual expenditures for those purposes will not change materially from recent experience. Armstrong does not anticipate that it will incur significant capital expenditures in order to meet the requirements of the Clean Air Act of 1990 and the final implementing regulations promulgated by various state agencies. However, applicable requirements under the Clean Air Act and other federal and state environmental laws continue to change. Until all new regulatory requirements are known, Armstrong cannot predict with certainty future capital expenditures associated with compliance with environmental requirements.

As with many industrial companies, Armstrong is currently involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"), and similar state laws at approximately 22 sites. In most cases, Armstrong is one of many potentially responsible parties ("PRPs") who have potential liability for the required investigation and remediation of each site and who, in some cases, have agreed to jointly fund that required investigation and remediation. With regard to some sites, however, Armstrong disputes the liability, the proposed remedy or the proposed cost allocation among the PRPs. Armstrong may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies. Armstrong has also been remediating environmental contamination resulting from past industrial activity at certain of its former plant sites. AWI's payments and remediation work on such sites for which AWI is the potentially responsible party is under review in light of the Chapter 11 Filing. The bar date for claims from several environmental agencies has been extended into the second quarter of 2002.

Estimates of Armstrong's future environmental liability at any of the Superfund sites or current or former plant sites are based on evaluations of currently available facts regarding each individual site and consider factors such as Armstrong's activities in conjunction with the site, existing technology, presently enacted laws and regulations and prior company experience in remediating contaminated sites. Although current law imposes joint and several liability on all parties at any Superfund site, Armstrong's contribution to the remediation of these sites is expected to be limited by the number of other companies also identified as potentially liable for site costs. As a result, Armstrong's estimated liability reflects only Armstrong's expected share. In determining the probability of contribution, Armstrong considers the solvency of the parties, whether liability is being disputed, the terms of any existing agreements and experience with similar matters. The Chapter 11 Case also may affect the ultimate amount of such contributions.

Liabilities of $16.6 million at December 31, 2001 and $15.4 million at December 31, 2000 were for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $6.4 million of the December 31, 2001 and December 31, 2000 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, such prepetition liabilities that do not preserve company assets are addressed in the Chapter 11 Case.

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

Other Litigation

About 350 former Armstrong employees that were separated in two divestitures in 2000 have brought a purported class action against the Retirement Committee of AWI, named and unnamed members of the Retirement Committee, and the Retirement Savings and Stock Ownership Plan (RSSOP). The case is pending in the United States District Court (Eastern District of PA). A similar proof of claim has been filed against AWI in the Chapter 11 Case. Plaintiffs allege breach of ERISA fiduciary duties and other violations of ERISA pertaining to losses in their RSSOP accounts, which were invested in Armstrong common stock. Losses are alleged to be in the range of several million dollars. Armstrong believes there are strong substantive defenses to the allegations.

NOTE 29 - DIFFERENCES BETWEEN ARMSTRONG HOLDINGS INC. AND ARMSTRONG WORLD
-------------------------------------------------------------------------
          INDUSTRIES, INC.
          ----------------
The difference between the financial statements of AHI and Armstrong is primarily due to transactions that occurred in 2000 related to the formation of Armstrong Holdings, Inc. and stock activity.

                          Independent Auditors' Report

The Board of Directors,
Armstrong World Industries, Inc.:

We have audited the accompanying consolidated financial statements of Armstrong World Industries, Inc. and subsidiaries ("the Company") as listed in the accompanying index on page 41. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index on page 41. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Armstrong World Industries, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the consolidated financial statements, the Company and two of its domestic subsidiaries filed separate voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court on December 6, 2000. The Company has also defaulted on certain debt obligations. Although the Company and these operating subsidiaries are currently operating their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court, the continuation of their businesses as going concerns is contingent upon, among other things, the ability to formulate a plan of reorganization which will gain approval of the creditors and confirmation by the Bankruptcy Court. The filing under Chapter 11 and the resulting increased uncertainty regarding the Company's potential asbestos liabilities, as discussed in Note 28 of the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of these uncertainties.

/s/ KPMG LLP

February 22, 2002
Philadelphia, Pennsylvania

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

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
------------------------------------------

The following information is current as of January 31, 2002. Each executive officer serves a one-year term until reelected or until his or her earlier death, resignation, retirement or replacement.

Directors of Armstrong Holdings, Inc.
-------------------------------------
H. Jesse Arnelle - Age 68; Director since July 1995; Member--Audit Committee and Finance Committee. Mr. Arnelle is Of Counsel with the law firm of Womble Carlyle Sandridge & Rice, PLLC since October 1997 and former senior partner and co-founder of Arnelle, Hastie, McGee, Willis & Greene, a San Francisco-based corporate law firm from which he retired in 1996. He is a graduate of Pennsylvania State University and the Dickinson School of Law. Armstrong has retained Womble Carlyle Sandridge & Rice, PLLC for many years, including 2001 and 2002. Mr. Arnelle served as Vice Chairman (1992-1995) and Chairman (1996-1998) of the Board of Trustees of the Pennsylvania State University. He serves on the Boards of Waste Management, Inc., FPL Group, Inc., Eastman Chemical Company, Textron, Inc., Gannett Corporation and Metropolitan Life's Series Fund Board.

Van C. Campbell - Age 63; Director since March 1991; Member--Audit Committee and Finance Committee (Chairman). Mr. Campbell graduated from Cornell University and holds an MBA degree from Harvard University. He retired in 1999 as Vice Chairman of Corning Incorporated (glass and ceramic products) and a member of its Board of Directors. He also serves on the Board of Quest Diagnostics Incorporated. Mr. Campbell is a Trustee of the Corning Museum of Glass.

Donald C. Clark - Age 70; Director since April 1996; Member--Board Affairs and Governance Committee (Chairman) and Management Development and Compensation Committee. Mr. Clark is a graduate of Clarkson University and Northwestern University where he earned his MBA degree. He joined Household International, Inc. (consumer financial services) in 1955 and, after holding a number of managerial and executive positions, was elected Chief Executive Officer in 1982 and Chairman of the Board in 1984. In 1994, he relinquished the title of Chief Executive Officer and retired as a Director and Chairman of the Board in May 1996, as a result of reaching Household's mandatory retirement age for employee directors. Mr. Clark is a life trustee of Northwestern University and Chairman of the Board of Trustees of Clarkson University. He is also a Director of The PMI Group, Inc. and a life director of Evanston Northwestern Healthcare.

Judith R. Haberkorn - Age 55; Director since July 1998; Member--Board Affairs and Governance Committee and Management Development and Compensation Committee. Ms. Haberkorn is a graduate of Briarcliff (N.Y.) College and completed the Advanced Management Program at Harvard Business School. From 1998 until her retirement in June 2000, she served as President - Consumer Sales & Service for Bell Atlantic (telecommunications). She previously served as President - Public & Operator Services (1997-1998), also at Bell Atlantic, and Vice President - Material Management (1990-1997) for NYNEX Telesector Resources Group (telecommunications). Ms. Haberkorn is a director of Enesco Corporation and serves on the advisory board of Norfolk Southern. She is chair Emerita of the Committee of 200 and a member of The International Women's Forum and The Harvard Business School Network of Women Alumnae. She is a Vice President Emerita of the Harvard Business School Alumni Advisory Board and a member of the Visiting Committee.

John A. Krol - Age 65; Director since February 1998; Member--Board Affairs and Governance Committee and Management Development and Compensation Committee. Mr. Krol is a graduate of Tufts University where he also received a master's degree in chemistry. From 1997 until his retirement in 1998, he was Chairman of the Board of DuPont (chemicals, fibers, petroleum, life sciences and diversified businesses), which he joined in 1963, and where he also served as Chief Executive Officer (1995-1998), Vice Chairman (1992-1995), and Senior Vice President of DuPont Fibers (1990-1992). He is a director of Mead Corporation, Milliken & Company, Molecular Circuitry, Inc. and ACE Limited Insurance Co. Mr. Krol also serves on the Boards of Trustees of the Tufts University and the University of Delaware. He is on the advisory Boards of Teijin Limited and Bechtel Corporation. He is a trustee of the Hagley Museum. He is also the former president of GEM: The National Consortium for Graduate Degrees for Minorities in Engineering and Science, Inc.

Michael D. Lockhart - Age 52; Chairman of the Board and Chief Executive Officer of AHI since August 2000. Director since November 2000 and Chairman of the Board and President since March 2001 of Armstrong World Industries, Inc. Mr. Lockhart previously served as Chairman and Chief Executive Officer of General Signal (a diversified manufacturer) headquartered in Stamford, Connecticut from September 1995 until it was acquired in October 1998. He joined General Signal as President and Chief Operating Officer in September 1994. From 1981 until 1994, Mr. Lockhart worked for General Electric in various executive capacities in the GE Credit Corporation (now GE Capital), GE Transportation Systems and GE Aircraft Engines. He is a member of the Business Council for the Graduate School of Business at the University of Chicago.

James E. Marley - Age 66; Director since November 1988; Member--Audit Committee (Chairman) and Finance Committee, also Director--Armstrong World Industries, Inc. Mr. Marley is a graduate of Pennsylvania State University and earned a master's degree in mechanical engineering from Drexel University. From 1993 until his retirement (August 1998), he served as Chairman of the Board of AMP Incorporated (electrical/electronic connection devices), which he joined in 1963 and where he served as President and Chief Operating Officer (1990-1992) and President (1986-1990). He also serves on the Board of Arvin Meritor, Inc.

David W. Raisbeck - Age 52; Director since July 1997; Member--Audit Committee and Finance Committee. Mr. Raisbeck is a graduate of Iowa State University and the executive MBA program at the University of Southern California. He joined Cargill, Incorporated (agricultural trading and processing businesses) in 1971 and has held a variety of merchandising and management positions focused primarily in the commodity and the financial trading businesses. Mr. Raisbeck was elected President of Cargill's Trading Sector in June 1993, a director of Cargill's Board in August 1994, Executive Vice President in August 1995 and Vice Chairman in November 1999. He is a member of the Executive Committee and the ESOP Committee of the Cargill Board. He also serves as a Director of Eastman Chemical. Mr. Raisbeck is a member of the Chicago Mercantile Exchange and Minneapolis Grain Exchange. He is a governor of the Iowa State University Foundation and a member of the Dean's Advisory Council for the College of Business at Iowa State University. He serves on the board of the Greater Minneapolis YMCA.

M. Edward Sellers - Age 57; Director since May 2001; Member - Board Affairs and Governance Committee and Management Development and Compensation Committee. Mr. Sellers is a graduate of Vanderbilt University and received his MBA from Harvard Business School. Mr. Sellers joined Blue Cross and Blue Shield of South Carolina (a health, life, property and casualty insurance company with related services and functions) in 1987, serving as President and Chief Operating Officer until 1992 when he assumed the role of President and Chief Executive Officer. He served as past Chairman of the Board of the South Carolina State Chamber of Commerce, Chairman of the Board of Columbia College and Chairman of the Palmetto Business Forum. He also serves on the following Boards: Open Networks Technologies, Inc.; Palmetto Conservation Foundation; National Bank of South Carolina; American Red Cross; ETV (Educational Television) Endowment of South Carolina; Central Carolina Economic Development Alliance and Central Carolina Community Foundation.

Jerre L. Stead - Age 59; Director since April 1992; Member--Board Affairs and Governance Committee and Management Development and Compensation Committee (Chairman). Mr. Stead is a graduate of the University of Iowa and was a participant in the Advanced Management Program, Harvard Business School. From August 1996 until June 2000 he served as Chairman and Chief Executive Officer of Ingram Micro, Inc. (technology products and services). During 1995, he served as Chairman, President and Chief Executive Officer of Legent Corporation (integrated product and service software solutions) until its sale late in 1995. He was Executive Vice President, American Telephone and Telegraph Company (telecommunications) and Chairman and Chief Executive Officer of AT&T Global Information Solutions (computers and communicating), formerly NCR Corp. (1993-1994). He was President of AT&T Global Business Communications Systems (communications) (1991-1993) and Chairman, President and Chief Executive Officer (1989-1991) and President (1987-1989) of Square D Company (industrial control and electrical distribution products). In addition, he held numerous positions during a 21-year career at Honeywell. He is a Director of Thomas & Betts, Conexant Systems, Inc., Brightpoint Inc. and Mobility Electronics, Inc. Mr. Stead is also Chairman of the Board and Director of WorkWell Systems, Inc.

Executive Officers of Armstrong Holdings, Inc.
----------------------------------------------
Michael D. Lockhart - (See description, above.)

Matthew J. Angello - Age 42; Senior Vice President, Corporate Human Resources since October 2000. Previously Vice President, Human Resources, Floor Products Operations, Armstrong World Industries, Inc. January 1997 - September 2000; Vice President and Senior Director, Human Resources, The Restaurant Company (food service) 1992 - January 1997.

Leonard A. Campanaro - Age 53; Senior Vice President and Chief Financial Officer since April 2001. Previously President, Chief Operating Officer and board member of Harsco Corporation (provider of industrial services and products) January 1998 - July 2000. Served Harsco for over 20 years in a variety of financial and operations positions before assuming the role of President of Harsco, served as Senior Vice President and Chief Financial Officer from 1992-1997.

John N. Rigas - Age 52; Senior Vice President, Secretary and General Counsel since November 2000. Senior Vice President, Secretary and General Counsel of Armstrong World Industries, Inc. since May 2001. Previously Deputy General Counsel-Litigation, Armstrong World Industries, Inc. March 1999 - November 2000; worked for Dow Corning Corporation (specialty chemical company) October 1982 - March 1999, his last title being Senior Managing Counsel.

Stephen E. Stockwell - Age 56; Senior Vice President, Armstrong Strategic Relations since February 2002. Senior Vice President, Armstrong Strategic Relations, Armstrong World Industries, Inc. since July 2001. Previously served Armstrong World Industries, Inc. as Vice President, Corporate Alliances, December 2000 - June 2001; Senior Vice President, Floor Products, Americas, Residential Sales, July 1998 - December 2000; President, Corporate Retail Accounts Division, November 1994 - July 1998; Vice President, Corporate Retail Accounts, July 1994 - November 1994; General Manager, Residential Sales, Floor Division, January 1994 - July 1994; Field Sales Manager, Floor Division, 1988-1994.

April L. Thornton - Age 40; Senior Vice President and Chief Marketing Officer since April 2001. Previously Vice President, Marketing and Sales for Capitol Wire, Inc. (online interactive news service) May 2000 - March 2001; Vice President, Marketing, Worldwide Building Products Operations, Armstrong World Industries, Inc. September 1997 - May 2000; Marketing Director, New Beverage Product Strategy and Development, Pepsi Cola Company (snack food, soft drink and juice) April 1992 - August 1997.

William C. Rodruan - Age 47; Vice President and Controller since July 1999. Previously Director, Corporate Transformation and Shared Services February 1997
- July 1999 and Vice President of Finance, Corporate Retail Accounts, Armstrong World Industries, Inc. July 1994 - February 1997.

Barry M. Sullivan - Age 56; Vice President and Treasurer since February 2002. Vice President and Treasurer of Armstrong World Industries, Inc. since May 2001. Previously Vice President and Treasurer for RailWorks Corporation (engineering and construction firm focused on rail transit) January 2000 - May 2001; Vice President and Treasurer for Harsco Corporation (provider of industrial services and products) October 1993 - September 1999.

Directors of Armstrong World Industries, Inc.
---------------------------------------------
Michael D. Lockhart - (See description, above.)

James E. Marley - (See description, above.)

John. N. Rigas - (See description, above.)

Executive Officers of Armstrong World Industries, Inc.
------------------------------------------------------
Michael D. Lockhart - (See description, above.)

Chuck Engle - Age 58; President and Chief Executive Officer, Armstrong Cabinet Products, Armstrong World Industries, Inc. since February 2002. Previously held the following positions with Armstrong Wood Products, Inc.: President, Cabinet Division, from January 1996 - February 2002; Vice President, Sales, from September 1979 - January 1996; Sales Representative from August 1972 to September 1979.

Chan W. Galbato - Age 39; President and Chief Executive Officer, Armstrong Floor Products, Armstrong World Industries, Inc. since July 2001. Previously, President and Chief Executive Officer of ChoiceParts LLC (provider of integrated virtual exchange services for auto parts industry) from June 2000 - June 2001. Held senior management positions at various divisions of General Electric, including most recently President and Chief Executive Officer of Coregis (GE capital insurance company) February 1999 - June 2000.

Stephen J. Senkowski - Age 50; President and Chief Executive Officer, Armstrong Building Products Operations, Armstrong World Industries, Inc. since October 2000. Previously, Senior Vice President, Americas, Building Products Operations, Armstrong World Industries, Inc. April 2000 - October 2000; President/Chief Executive Officer, WAVE July 1997 - April 2000; Vice President, Innovation Process, Building Products Operations 1994 - July 1997.

Stephen E. Stockwell - (See description, above.)

Leonard A. Campanaro - (See description, above.)

John N. Rigas - (See description, above.)

William C. Rodruan - (See description, above.)


Involvement in Certain Legal Proceedings
----------------------------------------
On December 6, 2000, the Company's subsidiary, Armstrong World Industries, Inc. and two of Armstrong World Industries' wholly-owned subsidiaries, Nitram Liquidators, Inc. and Desseaux Corporation of North America, Inc., filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Several of the Company's officers and directors are also officers or directors of Armstrong World Industries or the subsidiaries of Armstrong World Industries that filed for reorganization under Chapter 11. In addition, all present directors of the Company, except Mr. Sellers, were or are directors of Armstrong World Industries. As such, these executive officers and directors have been associated with a corporation that filed a petition under the federal bankruptcy laws within the last five years.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
Securities and Exchange Commission ("SEC") regulations require Company directors and executive officers, and any persons beneficially owning more than ten percent of its common stock to report to the SEC their ownership of this stock and any changes in that ownership. SEC regulations also require these persons to furnish the Company with copies of these reports. The proxy rules require the Company to report any failure to timely file those reports in the previous fiscal year.

Based solely upon review of copies of reports furnished to the Company and written representations from its directors and executive officers that no other reports were required, the Company believes that all of these filing requirements were satisfied by Armstrong's directors and executive officers during 2001.

Item 11.  Executive Compensation
--------------------------------

Executive Officers' Compensation
--------------------------------
The following table shows the compensation received by the Chief Executive Officer and the four other highest paid individuals who served as executive officers during 2001. The data reflects compensation for services rendered to AHI and Armstrong and its subsidiaries in each of the last three fiscal years.

                       TABLE 1: SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------------------------------------------------------------
                                                 ANNUAL COMPENSATION                    LONG-TERM COMPENSATION
                                           --------------------------------------------------------------------------
                                                                                          Awards              Payout
                                                                                 ------------------------------------
                                                                     Other       AHI            AHI
                                                                     Annual      Restricted     Securities               All Other
                                                                     Compen-     Stock          Underlying    LTIP       Compen
Name and Current                Year       Salary       Bonus        sation      Awards         Options/      Payouts    -sation
Principal Position                         ($)          ($)/3/       ($)/4/      ($)/5/         SARs(#)       ($)        ($)/6/
----------------------------------- ------------ --------------- ---------- ------------- --------------- ---------- ------------
M. D. Lockhart,                 2001       845,000        941,188    178,955          ----      100,000          ----       20,276
Chairman of the                 2000       321,212      5,401,640       ----     2,456,250      200,000         -----          115
Board and Chief
Executive Officer of
AHI;  Director,
Chairman of the
Board and President
of Armstrong
----------------------------------------------------------------------------------------------------------------------------------
C. W. Galbato, President        2001       234,375/1/     965,000     99,015          ----         ----          ----           18
and Chief Executive
Officer, Armstrong Floor
Products, Armstrong
----------------------------------------------------------------------------------------------------------------------------------
S. J. Senkowski,                2001       376,250        387,523       ----          ----         ----          ----       22,098
President and Chief             2000       219,583        309,322       ----        26,804       13,000          ----        6,104
Executive Officer,              1999       133,830        172,925       ----          ----        6,500          ----        4,800
Armstrong Building
Products, Armstrong
----------------------------------------------------------------------------------------------------------------------------------
A. L. Thornton, Senior          2001       195,985/2/     460,000       ----          ----         ----          ----           95
Vice President and Chief        2000        75,275         16,989       ----        38,875       10,250          ----           45
Marketing Officer, AHI          1999       181,779        131,661       ----          ----        5,110          ----       15,120
----------------------------------------------------------------------------------------------------------------------------------
M. J. Angello, Senior           2001       336,250        296,162       ----          ----         ----          ----       21,880
Vice President, Corporate       2000       227,122        147,500       ----        41,319       10,570          ----       18,107
Human Resources, AHI            1999       189,375        172,254       ----        25,469        5,500          ----        17,72
----------------------------------------------------------------------------------------------------------------------------------

  /1/ Mr. Galbato's employment commenced June 25, 2001.
  /2/ Ms. Thornton had a break in company service from May 23, 2000 to March 30,
      2001.
  /3/ The amounts disclosed for 2001 include payments under the Management
      Achievement Plan and where applicable, signing bonuses and cash retention payments.
  /4/ Except for the income related to Mr. Lockhart and Mr. Galbato during 2001, the aggregate value does not exceed the lesser of $50,000 or 10% of shown salary and bonus. Mr. Lockhart had relocation income of $83,333 and income related to personal use of company aircraft of $48,596. Mr. Galbato had relocation income of $98,092.
  /5/ The number and value of restricted stock held by each as of January 31, 2002 is as follows: M. D. Lockhart - 100,000 ($359,000); S. J. Senkowski - 668 ($2,398); M. J. Angello - 2,160 ($7,755).
  /6/ Includes the following amount of non-elective contribution by Armstrong to each individual's Bonus Replacement Retirement Plan account: M. D. Lockhart - $20,000; S. J. Senkowski - $19,647; M. J. Angello - $19,332.

     Includes the following present value costs of Armstrong's portion of 2001 premiums for split-dollar life insurance: S. J. Senkowski - $2,451; M. J. Angello - $2,370.

     Includes the following amount in the Retirement Savings and Stock Ownership Plan for members Equity and Match accounts: M. D. Lockhart - $325; C. W. Galbato - $325; S. J. Senkowski - $4,853; A. L. Thornton - $4,244; M. J. Angello - $5,168.

     Includes taxable income related to company-paid term life insurance benefits: M. D. Lockhart - $276; C. W. Galbato - $18; A. L. Thornton - $95.

     Includes above market interest of $178 credited to M. J. Angello's Armstrong Deferred Compensation Plan account.

Change in Control Agreements
----------------------------
Armstrong and AHI have entered into change in control ("CIC") agreements with a group of senior executives, including M. D. Lockhart, S. J. Senkowski and M. J. Angello. These agreements provide severance benefits in the event of a change in control of AHI or its major subsidiary, Armstrong World Industries, Inc. The purpose of the agreements is to foster stability in AHI's management ranks in the face of a possible change in control.

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

Severance benefits under the agreements depend on the position the executive holds, but generally include: (1) a lump severance payment equal to two or three times the sum of the officer's annual base salary and the higher of either (a) the officer's highest annual bonus earned in the three years prior to termination or prior to the change in control, or (b) the annual target bonus for the year in which the change in control occurs; (2) a lump payment of the portion of the target incentive award calculated by multiplying the target award by the fractional number of months completed in the performance award period;
(3) payment of remaining premium payments for split-dollar life insurance policies; (4) enhanced retirement benefits payable as a lump sum; (5) continuation of life, disability, accident and health insurance benefits for three years following termination; (6) full reimbursement for the payment of excise taxes; and (7) payment of legal fees in connection with a good faith dispute involving the agreement.

The Court in Armstrong World Industries' Chapter 11 case authorized Armstrong World Industries to assume the CIC agreements subject to certain modifications. The modifications limit in certain respects (i) what constitutes a change in control under the CIC agreements; and (ii) with respect to the CIC agreements for the most senior officers, what constitutes a qualifying change of control that would enable the executive to terminate employment.

Employment Agreements
---------------------
AHI and Armstrong World Industries entered into a three-year employment agreement with Michael D. Lockhart effective August 7, 2000, in which Mr. Lockhart agreed to serve as Chairman of the Board and Chief Executive Officer of AHI at an initial base salary of $800,000 per year and a $5,000,000 one-time signing bonus. This contract was subsequently approved by the Court in Armstrong World Industries' Chapter 11 case. Portions of the signing bonus must be repaid to AHI if Mr. Lockhart terminates employment for any reason other than death, disability or good reason or is terminated for cause. The employment agreement is automatically renewed for an additional one-year term on the third anniversary of the date of the agreement and each successive anniversary, unless AHI gives notice not to extend the agreement at least 180 days prior to the anniversary date. If AHI terminates the employment agreement with Mr. Lockhart without "cause" or if Mr. Lockhart terminates his employment for "good reason" prior to the third year of the employment contract, Mr. Lockhart is entitled to receive (1) a lump-sum cash payment equal to his base salary, plus the higher of (i) his target bonus in the year of termination, or
(ii) the highest bonus award earned during the last three years, including the year of termination, multiplied by either the number of years remaining in his employment agreement or by two ("2"), whichever is larger and (2) continuation of certain benefits for a period equal to the greater of two years or the remaining term of the agreement. If AHI terminates the employment agreement with Mr. Lockhart without "cause" or if Mr. Lockhart terminates his employment for "good reason" after the third year of the employment contact, Mr. Lockhart is entitled to receive (1) a lump-sum cash payment equal to his base salary, plus the higher of (i) his bonus in the year of termination at target performance levels, or (ii) the highest bonus award paid during the last three years, multiplied by either the number of years remaining in his employment agreement or by one ("1"), whichever is larger and (2) continuation of certain benefits. Mr. Lockhart's employment agreement also contains a non-competition provision that bars him from competing with AHI or any subsidiaries or affiliates for a period of two years following his termination. The agreement also provides Mr. Lockhart with the opportunity to participate in all short-term and long-term incentive plans offered by AHI and Armstrong World Industries, including an annual cash incentive opportunity and an annual long-term incentive award under AHI's long-term incentive plan. The agreement further provides that the value of his annual long-term incentive award on the grant date is required to equal 150% of Mr. Lockhart's target annual cash compensation for the year.

Armstrong World Industries entered into an employment agreement with Chan W. Galbato effective May 2, 2001, that was subsequently approved by the Court in its Chapter 11 Case. In the contract, Mr. Galbato agreed to serve as President and Chief Executive Officer of Armstrong Floor Products Operations at an initial base salary of $450,000 per year and a $200,000 one-time signing bonus. The signing bonus must be repaid to Armstrong World Industries if Mr. Galbato voluntarily terminates employment within one year of his start date. Mr. Galbato is eligible to participate in the Management Achievement Plan with a minimum bonus of $270,000 for 2001. The agreement also provides Mr. Galbato the opportunity to participate in long-term incentive plans offered to senior officers. The agreement calls for severance pay for Mr. Galbato at one and one-half times the sum of the base salary and target bonus, provided that during the period of the Chapter 11 reorganization, Mr. Galbato is eligible to participate at the maximum level in the cash retention and enhanced severance benefit programs of Armstrong World Industries.

Severance Pay Plan for Salaried Employees
-----------------------------------------
The Severance Pay Plan for Armstrong World Industries' Salaried Employees was adopted in 1990. This plan is designed to cushion the effects of unemployment for certain salaried employees. The benefits are payable if a covered employee is terminated under certain circumstances. All salaried employees of AHI and Armstrong World Industries, including the officers named in the Summary Compensation Table, are eligible to participate in the plan. A participant will be entitled to severance pay if they are terminated and an exclusion does not apply. The employee is not entitled to severance pay if the reason for the termination is the following: (1) voluntary separation; (2) the employee accepts employment with the successor organization in connection with the sale of a plant, unit, division or subsidiary; (3) the employee rejects the offer of a similar position with comparable compensation in the same geographic area made by AHI or Armstrong World Industries, their subsidiaries or any successor organization; or (4) misconduct or unsatisfactory performance. Severance benefits will be offset by payments made under CIC agreements or individual employment agreements.

Under the plan, the scheduled amount of the payment is based on the employee's length of service, reason for termination and base salary level. The amount of the payment ranges from a minimum of two weeks base salary to a maximum of 39 weeks base salary. Subject to certain limitations, benefits may be paid by salary continuation or lump sum payments. A participant may also choose a combination of periodic and lump-sum payments. The Severance Pay Committee retains the right to depart from the severance pay schedule where factors justify an upward or downward adjustment in the level of benefits. In no event may the severance benefit exceed two times the participant's annual compensation.

                 TABLE 2: OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table sets forth information regarding the grant of stock options during 2001 under Armstrong's Long-Term Stock Incentive Plan to each of the named executives:

--------------------------------------------------------------------------------------------------------------
                                               Individual Grants
--------------------------------------------------------------------------------------------------------------
                           AHI Securities     Percent of
                           Underlying         Total Options/
                           Options/SARs       SARs Granted       Exercise Or                     Grant Date
                           Granted/1/         To Employees       Base Price        Expiration    Present
Name                       (#)                In Fiscal Year     ($/share)         Date          Value/2/ ($)
--------------------------------------------------------------------------------------------------------------
M. D. Lockhart                 100,000             100%            3.60             4/7/11        $121,000
--------------------------------------------------------------------------------------------------------------

/1/ These options were granted in M. D. Lockhart's August 2000 employment agreement and become exercisable in equal installments at one, two and three years from the date of grant. The exceptions are in the case of death or disability and a defined change in control event. All stock options become exercisable immediately upon a change in control of AHI.

/2/ In accordance with Securities and Exchange Commission rules, the numbers in the column titled, "Grant Date Present Value" were determined using the Black-Scholes model. These are not AHI or Armstrong's predictions. However, the following material weighted-average assumptions and adjustments were necessary:
(1) an option term of five years; (2) a volatility of 28%; (3) a dividend yield of 0%; and (4) a risk free interest rate of 4.57%.

Whether these options ever have actual value will depend on the future market price of AHI's stock. We cannot forecast this with any reasonable certainty.

          TABLE 3: AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth information regarding the exercise of stock options during 2001 and the unexercised options held as of the end of 2001 by each of the named executives:

----------------------------------------------------------------------------------------------------------------------------
                                                          Securities Underlying           Value of Unexercised In-The-Money
                                       Value Realized     Unexercised Options/SARs At     Options/SARs At Fiscal Year-End
                         AHI Shares    (market price at   Fiscal Year-End (#)             ($)
                         Acquired      exercise less    --------------------------------------------------------------------
                         On Exercise   exercise price)    Exercisable   Unexercisable     Exercisable    Unexercisable
----------------------------------------------------------------------------------------------------------------------------
M. D. Lockhart                0                0             66,666          233,334          74,083          148,167
----------------------------------------------------------------------------------------------------------------------------
C. W. Galbato                 0                0                0               0               0                0
----------------------------------------------------------------------------------------------------------------------------
S.J. Senkowski                0                0              5,988           8,667             0                0
----------------------------------------------------------------------------------------------------------------------------
M.J. Angello                  0                0              3,523           7,047             0                0
----------------------------------------------------------------------------------------------------------------------------
A.L. Thornton                 0                0                0               0               0                0
----------------------------------------------------------------------------------------------------------------------------

          TABLE 4: LONG TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR

The following table sets forth information regarding the long-term incentive plan awards during 2001 to each of the named executives:

--------------------------------------------------------------------------------------------------------------
     Name               Performance Period      Estimated Future Payouts Under Non-Stock Price-Based Plans/1/
                        Until Maturation or   ----------------------------------------------------------------
                              Payout              Threshold ($)       Target ($)           Maximum ($)
--------------------------------------------------------------------------------------------------------------
M. D. Lockhart         1/1/2001 - 12/31/2002         810,000          2,700,000          See footnote 2.
--------------------------------------------------------------------------------------------------------------
C. W. Galbato          1/1/2001 - 12/31/2002         270,000            900,000          See footnote 2.
--------------------------------------------------------------------------------------------------------------
S. J. Senkowski        1/1/2001 - 12/31/2002         210,000            700,000          See footnote 2.
--------------------------------------------------------------------------------------------------------------
M. J. Angello          1/1/2001 - 12/31/2002         112,140            373,800          See footnote 2.
--------------------------------------------------------------------------------------------------------------
A. L. Thornton         1/1/2001 - 12/31/2002          62,400            208,000          See footnote 2.
--------------------------------------------------------------------------------------------------------------

/1/ Cash incentive awards will be earned on the basis of cumulative operating income (adjusted for working capital variance from budget) for 2001 and 2002 measured against a pre-established target. The target and actual results exclude the impact of interest expense/income, bankruptcy-related expense/income, restructuring charges and significant unusual items. The Management Development and Compensation Committee has established an award achievement schedule that sets an upper limit on the payment amount at varying levels of financial performance. The threshold payout requires that Armstrong achieve 70% of the operating income target. Cash payments earned will be paid in early 2003.

/2/ Under the terms of the 1999 Long Term Incentive Plan, the maximum amount payable to any one participant pursuant to a Cash Incentive Award with respect to any one year is $3 million.

RETIREMENT INCOME PLAN BENEFITS

The following table shows the estimated pension benefits payable to a participant at normal retirement age under Armstrong's Retirement Income Plan and Retirement Benefit Equity Plan. The Retirement Income Plan is a qualified defined benefit pension plan. The Retirement Benefit Equity Plan is an unfunded, nonqualified supplemental pension plan. It provides participants with benefits that would otherwise be denied by reason of certain Internal Revenue Code limitations on qualified plan benefits. The amounts shown in Table 5 are based on compensation that is covered under the plans and years of service with Armstrong and its subsidiaries.

                           TABLE 5: PENSION PLAN TABLE
                  ANNUAL RETIREMENT BENEFIT BASED ON SERVICE/1/

-------------------------------------------------------------------------------------------------------------
Renumeration/2/         15            20             25            30             35              40
                        Years         Years          Years         Years          Years           Years
-------------------------------------------------------------------------------------------------------------
     $  200,000         $ 44,000      $ 58,000       $ 73,000      $   87,000     $  102,000      $  114,000
-------------------------------------------------------------------------------------------------------------
     $  400,000         $ 90,000      $120,000       $150,000      $  180,000     $  210,000      $  234,000
-------------------------------------------------------------------------------------------------------------
     $  600,000         $137,000      $182,000       $228,000      $  273,000     $  319,000      $  355,000
-------------------------------------------------------------------------------------------------------------
     $  800,000         $183,000      $244,000       $305,000      $  366,000     $  427,000      $  475,000
-------------------------------------------------------------------------------------------------------------
     $1,000,000         $230,000      $306,000       $383,000      $  459,000     $  536,000      $  596,000
-------------------------------------------------------------------------------------------------------------
     $1,200,000         $276,000      $368,000       $460,000      $  552,000     $  644,000      $  716,000
-------------------------------------------------------------------------------------------------------------
     $1,400,000         $323,000      $430,000       $538,000      $  645,000     $  753,000      $  837,000
-------------------------------------------------------------------------------------------------------------
     $1,600,000         $369,000      $492,000       $615,000      $  738,000     $  861,000      $  957,000
-------------------------------------------------------------------------------------------------------------
     $1,800,000         $416,000      $554,000       $693,000      $  831,000     $  970,000      $1,078,000
-------------------------------------------------------------------------------------------------------------
     $2,000,000         $462,000      $616,000       $770,000      $  924,000     $1,078,000      $1,198,000
-------------------------------------------------------------------------------------------------------------
     $2,200,000         $509,000      $678,000       $848,000      $1,017,000     $1,187,000      $1,319,000
-------------------------------------------------------------------------------------------------------------

/1/ Benefits shown assume retirement in 2001. The benefits are computed as a straight life annuity beginning at age 65 and are not subject to deduction for Social Security or other offsets.

/2/ Calculated as the average annual compensation in the three highest paid years during the 10 years prior to retirement. Annual compensation equals the total of the amounts reported under the columns captioned "Salary" and "Bonus" in the Summary Compensation Table (excluding the signing bonuses and cash retention payments) as well as Armstrong contributions under the Bonus Replacement Retirement Plan.

The 2001 annual compensation and estimated years of service for plan purposes for each of the executives named in the Summary Compensation Table were as follows:

M. D. Lockhart - $1,246,640 (2.8 years); C.W. Galbato - $234,375 (11.5 years);
S. J. Senkowski - $636,451 (28.6 years); M.J. Angello - $498,750 (18.9 years)
and A. L. Thornton - $195,985 (13.4 years). Mr. Lockhart receives two years of service credit for every one year of actual service toward the calculation of his pension benefits under the Retirement Benefit Equity Plan. Estimated years of service include credit for prior service awarded to C.W. Galbato (11 years), M.J. Angello (14 years) and A. L. Thornton (10 years) upon their employment with Armstrong. The Armstrong retirement benefit will be reduced by the value of any defined benefit pension payable by previous employers for the respective period of the prior service credit.

Special provisions apply if the Retirement Income Plan is terminated within five years following an Extraordinary Event, as this item is defined in the Plan. In that event, Plan liabilities will first be satisfied; then, remaining Plan assets will be applied to increase retirement income to employees. The amount of the increase is based on the assumption that the employee would have continued employment with Armstrong until retirement. The executives named in the Summary Compensation Table would be entitled to this benefit.

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

Compensation of  Directors
--------------------------
AHI and Armstrong do not separately compensate directors who are employees for services as a director. AHI and Armstrong pay directors a retainer of $50,000 per year. Shared directors receive only a single retainer. AHI directors receive $1,200 for each Board and $1,000 for each Committee (other than Executive Committee) meeting attended. Shared directors receive $1,200 for each Armstrong Board meeting attended and $1,000 for each Committee meeting attended only when there is no AHI Board or Committee meeting held on the same day. Directors of the AHI Executive Committee and AHI committee chairpersons receive an annual fee of $3,000. AHI and Armstrong directors are paid $2,500 per day plus reasonable expenses for special assignments in connection with Board activity.

Management Development and Compensation Committee
-------------------------------------------------
The Management Development and Compensation Committee members are Jerre L. Stead (Chairperson); Donald C. Clark; Judith R. Haberkorn; John A. Krol; and M. Edward Sellers. The Management Development and Compensation Committee establishes the overall philosophy and policies governing compensation programs, including those subject to Section 162(m) of the Internal Revenue Code, for AHI and Armstrong management.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

Stock Ownership of Certain Beneficial Owners

AHI indirectly owns all of the capital stock of Armstrong. The following table1 sets forth, as of December 31, 2001, each person or entity known to AHI that may be deemed to have beneficial ownership of more than 5% of the outstanding AHI common stock. All Armstrong stock is owned by AHI, except for 11.6 million shares in Armstrong's treasury.

        --------------------------------------------------------------------------------
        Name And Address Of Beneficial       Amount And Nature Of       Percent Of Class
        Owner                                Beneficial Ownership       Outstanding/2/
        --------------------------------------------------------------------------------
        JP Morgan Chase/3/
        270 Park Ave.                             6,056,748                 14.89%
        New York, NY 10017
        --------------------------------------------------------------------------------

/1/ In accordance with applicable rules of the Securities and Exchange Commission, this information is based on Section 13(g) information filed in February 2002.

/2 In accordance with applicable rules of the Securities and Exchange Commission, this percentage is based upon the total 40,702,293 shares of AHI's common stock that were outstanding on December 31, 2001.

/3/ JP Morgan Chase serves as the trustee of the Armstrong World Industries, Inc. Master Retirement Plan and the trustee of the Stock Ownership Armstrong Holdings Stock Fund of the Retirement Savings and Stock Ownership Plan (RSSOP). As trustee, JP Morgan Chase may be deemed to be the beneficial owner of 6,056,748 shares held in the trusts. JP Morgan Chase is obligated to vote, tender, or exchange any Common Stock beneficially owned by the RSSOP Trust as directed by participants in RSSOP. JP Morgan Chase votes these shares in accordance with the participant's direction. Shares that are unallocated and any allocated shares for which no instructions are received, are voted in the same proportion as the shares of Common Stock for which instructions are received. JP Morgan Chase directly votes the shares beneficially owned by the Master Retirement Plan.

Security Ownership of Management
--------------------------------
The following table shows the amount of AHI stock that each director (and nominee), each individual named in the Summary Compensation Table and all directors and executive officers owned as a group. The ownership rights in these shares consist of sole voting and investment power, except where otherwise indicated. This information is as of January 31, 2002.

        -----------------------------------------------------------------------------------------------------------
                                                           Stock Options
                                                            Exercisable       Total Beneficial      Deferred Stock
                     Name                 Stock/1/         w/in 60 days           Ownership             Units/2/
        -----------------------------------------------------------------------------------------------------------
        H. Jesse Arnelle                     2,358                    0                  2,358               1,703
        -----------------------------------------------------------------------------------------------------------
        Van C. Campbell                      2,200                5,330                  7,530               9,915
        -----------------------------------------------------------------------------------------------------------
        Donald C. Clark                      4,448               12,080                 16,528               1,794
        -----------------------------------------------------------------------------------------------------------
        Judith R. Haberkorn                  1,184                4,970                  6,154               1.910
        -----------------------------------------------------------------------------------------------------------
        John A. Krol                         1,433                2,990                  4,423                 644
        -----------------------------------------------------------------------------------------------------------
        Michael D. Lockhart                128,375               66,666                195,041                   0
        -----------------------------------------------------------------------------------------------------------
        James E. Marley                      4,697                1,410                  6,107               8,086
        -----------------------------------------------------------------------------------------------------------
        David W. Raibeck                     1,436                    0                  1,436              11,880
        -----------------------------------------------------------------------------------------------------------
        M. Edward Sellers                        0                    0                      0                   0
        -----------------------------------------------------------------------------------------------------------
        Jerre L. Stead                       4,400                3,260                  7,660               2,094
        -----------------------------------------------------------------------------------------------------------
        Chan W. Galbato                      3,750                    0                  3,750                   0
        -----------------------------------------------------------------------------------------------------------
        Stephen J. Senkowski                 1,484               10,321                 11,805               1,327
        -----------------------------------------------------------------------------------------------------------
        Matthew J. Angello.                  3,204                7,046                 10,250                 596
        -----------------------------------------------------------------------------------------------------------
        April L. Thornton                      232                    0                    232                   0
        -----------------------------------------------------------------------------------------------------------
        Director and officers as a
        group (20 persons)                 178,405              174,492                352,897              42,356
        -----------------------------------------------------------------------------------------------------------

/1/ Includes the following shares that may be determined to be owned by the employee through the employee stock ownership accounts of AHI's Retirement Savings and Stock Ownership Plan ("RSSOP"): M. D. Lockhart - 124; C. W. Galbato
- 124; S. J. Senkowski - 2,186; A. L. Thornton - 1,030; M. J. Angello - 1,407;
and executive officers as a group - 10,460.
    Includes the following shares indirectly owned and held in the savings accounts of the RSSOP accounts of the following individuals: S. J. Senkowski - 38; A. L. Thornton - 310; M. J. Angello - 563; and executive officers as a group
- 1,909.
    Includes the following shares indirectly owned and held in the Bonus Replacement Retirement Plan accounts: A. L. Thornton -9; M. J. Angello - 292; and executive officers as group - 301.

/2/ Includes phantom shares held in a stock subaccount under the Deferred Compensation Plan. The participants have no voting or investment power.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
Mr. H. Jesse Arnelle is Of Counsel with the law firm of Womble Carlyle Sandridge & Rice, PLLC. Armstrong has retained Womble Carlyle Sandridge & Rice, PLLC for many years, including 2001 and 2002.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

The financial statements filed as a part of this Annual Report on Form 10-K are listed in the "Index to Financial Statements and Schedules" on page 41.

a.  The following exhibits are filed as a part of this Annual Report on Form
10-K:

                                    Exhibits
                                    --------
  No. 3(a) Armstrong Holdings, Inc.'s Amended and Restated Articles of Incorporation are incorporated herein by reference from Exhibit 3.1(i) to Armstrong Holdings, Inc.'s Report on Form 8-K dated May 9, 2000.

  No. 3(b) Armstrong Holdings, Inc.'s Bylaws, effective May 1, 2000 incorporated herein by reference from 2000 Annual Report on Form 10-K wherein they appear as Exhibit 3(b).

  No. 3(c) Armstrong World Industries, Inc.'s restated Articles of Incorporation, as amended, are incorporated by reference herein from Armstrong World Industries, Inc.'s 1994 Annual Report on Form 10-K wherein they appear as Exhibit 3(b).

  No. 3(d) Armstrong World Industries, Inc.'s Bylaws as amended November 9, 2000 incorporated herein by reference from 2000 Annual Report on Form 10-K wherein they appear as Exhibit 3(d).

  No. 4(a) Armstrong Holdings, Inc.'s Shareholder Summary of Rights to Purchase Preferred Stock dated as of March, 14, 2000 is incorporated by reference herein from Armstrong Holdings, Inc.'s registration statement on Form 8-K dated May 9, 2000, wherein it appeared as Exhibit 99.2.

  No. 4(b) Armstrong World Industries, Inc.'s Retirement Savings and Stock Ownership Plan effective as of October 1, 1996, as amended April 12, 2001 is incorporated by reference herein from Armstrong World Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, wherein it appeared as Exhibit 4.*

  No. 4(c) Armstrong World Industries, Inc.'s $450,000,000 Credit Agreement (5-year) dated as of October 29, 1998, among Armstrong World Industries, Inc., The Chase Manhattan Bank, as administrative agent, and the banks listed therein, is incorporated herein by reference from Armstrong World Industries, Inc.'s 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(f).

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

  No. 4(e) Instrument of Resignation, Appointment and Acceptance dated as of December 1, 2000 among Armstrong World Industries, Inc., The Chase Manhattan Bank and Wells Fargo Bank Minnesota, National Association, regarding Armstrong World Industries, Inc.'s Indenture, dated as of August 6, 1996, between Armstrong World Industries, Inc. and The Chase Manhattan Bank, formerly known as Chemical Bank, as successor to Mellon Bank, N.A., as Trustee, is incorporated herein by reference from 2000 Annual Report on Form 10-K wherein they appear as Exhibit 4(e).

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

No. 4(i) Armstrong World Industries, Inc.'s $300,000,000 Revolving Credit and Guarantee Agreement dated December 6, 2000, between Armstrong World Industries, Inc. and The Chase Manhattan Bank and the banks referenced therein; the First Amendment to this Agreement, dated February 2, 2001; and the Amendment Letter to this Agreement, dated February 28, 2001, is incorporated herein by reference from 2000 Annual Report on Form 10-K wherein they appear as Exhibit 4(i).

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

  No. 10(iii)(c)    Armstrong World Industries, Inc.'s Directors' Retirement
                    Income Plan, as amended, is incorporated by reference herein from Armstrong World Industries, Inc.'s 1996 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(c).*

  No. 10(iii)(d)    Armstrong World Industries, Inc. and Armstrong Holdings,
                    Inc.'s Management Achievement Plan for Key Executives, as amended February 26, 2001, is incorporated herein by reference from 2000 Annual Report on Form 10-K wherein they appear as Exhibit 10(iii)(d). *

  No. 10(iii)(e)    Armstrong World Industries, Inc.'s Retirement Benefit Equity
                    Plan (formerly known as the Excess Benefit Plan), as amended
                    January 1, 2000 is incorporated by reference herein from Armstrong World Industries, Inc.'s 1999 Annual Report on
                    Form 10-K wherein it appeared as Exhibit 10(iii)(e).*

  No. 10(iii)(f)    Armstrong Holdings, Inc.'s Deferred Compensation Plan, as
                    amended May 1, 2000, is incorporated herein by reference from 2000 Annual Report on Form 10-K wherein they appear as
                    Exhibit 10(iii)(f).*

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

  No. 10(iii)(i)    Armstrong World Industries, Inc.'s Severance Pay Plan for
                    Salaried Employees, as amended October 31, 2000, is incorporated herein by reference from 2000 Annual Report on Form 10-K wherein they appear as Exhibit 10(iii)(i). *

  No. 10(iii)(j)    Armstrong World Industries, Inc.'s 1999 Long Term Stock
                    Incentive Plan is incorporated by reference herein from Armstrong World Industries, Inc.'s 1999 Annual Report on
                    Form 10-K wherein it appeared as Exhibit 10(iii)(j).*

  No. 10(iii)(k)    Form of Agreement between Armstrong World Industries, Inc.
                    and certain of its Executive Officers, together with a
                    schedule identifying those executives and the material differences among the agreements to which each executive is a party, is incorporated herein by reference from 2000
                    Annual Report on Form 10-K wherein they appear as Exhibit
                    10(iii)(k). *

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

  No. 10(iii)(n)    Amendment to August 7, 2000 employment agreement between
                    Armstrong Holdings, Inc. and Michael D. Lockhart is incorporated by reference herein from Armstrong Holdings, Inc. and

                    Armstrong World Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, wherein it appeared as Exhibit 10. *

  No. 10(iii)(o)    Form of Indemnification Agreement between Armstrong
                    Holdings, Inc. and certain of its Directors and Officers dated October 20, 2000, together with a schedule identifying those Directors and Officers and the material differences among the agreements to which each executive is a party, is incorporated herein by reference from 2000 Annual Report on Form 10-K wherein they appear as Exhibit 10(iii)(o). *

  No. 10(iii)(p)    Form of Indemnification Agreement between Armstrong World
                    Industries, Inc. and certain of its Directors and Officers, together with a schedule identifying those Directors and Officers dated October 20, 2000 and the material differences among the agreements to which each executive is a party, is incorporated herein by reference from 2000 Annual Report on Form 10-K wherein they appear as Exhibit 10(iii)(p). *

  No. 10(iii)(q)    Armstrong World Industries, Inc.'s Bonus Replacement
                    Retirement Plan, dated as of January 1, 1998, as amended, is incorporated by reference herein from Armstrong World
                    Industries, Inc.'s 1998 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(m). *

  No. 10(iii)(r)    Employment agreement between Armstrong World Industries,
                    Inc. and Chan W. Galbato dated May 2, 2001 is incorporated by reference herein from Armstrong World Industries, Inc.'s
                    Quarterly Report on Form 10-Q for the quarter ended June 30,
                    2001, wherein it appeared as Exhibit 10. *

  No. 10(iii)(s)    Form of Indemnification Agreement between Armstrong
                    Holdings, Inc. and M. Edward Sellers, dated May 1, 2001.

  No. 10(iii)(t)    Employment Agreement between Armstrong Holdings, Inc. and
                    Michael D. Lockhart dated August 7, 2000 is incorporated herein by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.'s Quarterly Report on Form
                    10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(a). *

  No. 10(iii)(u)    Order Authorizing and Approving Retention Program for Key
                    Employees and Approving Assumption of Executory Contracts dated April 18, 2001.

  No. 10(iii)(v)    Armstrong Holdings, Inc.'s Stock Award Plan is incorporated by reference herein from Armstrong Holdings, Inc.'s registration statement on form S-8 filed August 16, 2000, wherein it appeared as Exhibit 4.1. *

  No. 10(iii)(w)    Terms of Restricted Stock for Stock Option Exchange Program
                    Offered to Employees and Schedule of Participating Officers is incorporated by reference herein from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(i). *

  No. 10(iii)(x)    Management Services Agreement between Armstrong Holdings,
                    Inc. and Armstrong World Industries, Inc., dated August 7,
                    2000 is incorporated by reference herein from Armstrong
                    Holdings, Inc. and Armstrong World Industries, Inc.'s
                    Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 2000 wherein it appeared as Exhibit 10(g).
                    World Industries, Inc. and Triangle Pacific Corp. dated
                    November 14, 2000 is incorporated herein by reference from 2000 Annual Report on Form 10-K wherein they appear as
                    Exhibit 10(iii)(bb). *

  No. 11(a)         Computation for basic earnings per share.

  No. 11(b)         Computation for diluted earnings per share.

  No. 21 List of Armstrong Holdings, Inc. and Armstrong World Industries, Inc.'s domestic and foreign subsidiaries.

  No. 23        Consent of Independent Auditors.

  No. 24        Powers of Attorney and authorizing resolutions.

  * Compensatory Plan

b.  No reports on Form 8-K were filed during the last quarter of 2001.

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

                                  ARMSTRONG HOLDINGS, INC.
                                  ------------------------
                                  (Registrant)


                                  By: /s/ Michael D. Lockhart
                                  ---------------------------
                                  Chairman and Chief Executive Officer


                                  Date: March 8, 2002
                                  --------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant AHI and in the capacities and on the dates indicated.

Directors and Principal Officers of the registrant AHI:

Michael D. Lockhart          Chairman and Chief Executive Officer
                             (Principal Executive Officer)

Leonard A. Campanaro         Senior Vice President and Chief Financial Officer
                             (Principal Financial Officer)

William C. Rodruan           Vice President and Controller
                             (Principal Accounting Officer)

H. Jesse Arnelle             Director

Van C. Campbell              Director

Donald C. Clark              Director

Judith R. Haberkorn          Director

John A. Krol                 Director

James E. Marley              Director

David W. Raisbeck            Director

M. Edward Sellers            Director

Jerre L. Stead               Director


                                  By: /s/ Michael D. Lockhart
                                  ---------------------------
                                  (Michael D. Lockhart, as
                                  attorney-in-fact for AHI directors and on his own behalf)
                                  As of March 8, 2002


                                  By: /s/ Leonard A. Campanaro
                                  ----------------------------
                                  (Leonard A. Campanaro)
                                  As of March 8, 2002


                                  By: /s/ William C. Rodruan
                                  --------------------------
                                  (William C. Rodruan)
                                   As of March 8, 2002

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


                                  ARMSTRONG WORLD INDUSTRIES, INC.
                                  --------------------------------
                                  (Registrant)

                                   By: /s/ Michael D. Lockhart
                                   ---------------------------
                                   Chairman and Chief Executive Officer

                                   Date: March 8, 2002
                                   --------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant Armstrong and in the capacities and on the dates indicated.

Directors and Principal Officers of the registrant Armstrong:

Michael D. Lockhart         Director and Chairman
                            (Principal Executive Officer)

Leonard A. Campanaro        Senior Vice President and Chief Financial Officer
                            (Principal Financial Officer)

William C. Rodruan          Vice President and Controller
                            (Principal Accounting Officer)

James E. Marley             Director

John N. Rigas               Director



                                  By: /s/ Michael D. Lockhart
                                  ---------------------------
                                  (Michael D. Lockhart, as
                                  attorney-in-fact for James E. Marley and
                                  on his own behalf)
                                  As of March 8, 2002


                                  By: /s/ Leonard A. Campanaro
                                  ----------------------------
                                  (Leonard A. Campanaro)
                                  As of March 8, 2002


                                  By: /s/ William C. Rodruan
                                  --------------------------
                                  (William C. Rodruan)
                                  As of March 8, 2002


                                  By: /s/ John N. Rigas
                                  ---------------------
                                  (John N. Rigas)
                                  As of March 8, 2002

                                   SCHEDULE II
                                   -----------

          Armstrong Holdings, Inc. and Armstrong World Industries, Inc.
            Valuation and Qualifying Reserves of Accounts Receivable
            --------------------------------------------------------

                           For Years Ended December 31
                           ---------------------------
                              (amounts in millions)

Provision for Losses                                     2001          2000           1999
--------------------                                   --------      --------      ---------
Balance at beginning of year                           $   24.0      $   21.6      $    15.0
Additions Charged to earnings                              12.8          13.4           11.6
Deductions                                                (17.4)        (11.0)          (4.9)
Balances via acquisitions/(divestitures)                   --            --             (0.1)
                                                       --------      --------      ---------
Balance at end of year                                 $   19.4      $   24.0      $    21.6
                                                       ========      ========      =========

Provision for Discounts
-----------------------
Balance at beginning of year                           $   27.1      $   22.1      $    31.3
Additions charged to earnings                             258.4         258.5          247.7
Deductions                                               (255.7)       (254.5)        (256.4)
Balance via acquisitions/(divestitures)                    --             1.0           (0.5)
                                                       --------      --------      ---------
Balance at end of year                                 $   29.8      $   27.1      $    22.1
                                                       ========      ========      =========

Total Provision for Discounts and Losses
----------------------------------------
Balance at beginning of year                           $   51.1      $   43.7      $    46.3
Additions charged to earnings                             271.2         271.9          259.3
Deductions                                               (273.1)       (265.5)        (261.3)
Balances via acquisitions/(divestitures)                   --             1.0           (0.6)
                                                       --------      --------      ---------
Balance at end of year                                 $   49.2      $   51.1      $    43.7
                                                       ========      ========      =========