Form 10-Q
period 2002-03-31
ARMSTRONG WORLD INDUSTRIES INC
filed 2002-04-30
CIK 7431

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        For the transition period from       to
                                                      ------   ------

                            ARMSTRONG HOLDINGS, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                333-32530              23-3033414
--------------------------------------------------------------------------------
(State or other jurisdiction of   Commission file        (I.R.S. Employer
 incorporation or organization)       number            Identification No.)

P.O. Box 3001, Lancaster, Pennsylvania                          17604
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code            (717) 397-0611
                                                  ------------------------------


                        ARMSTRONG WORLD INDUSTRIES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                  1-2116               23-0366390
--------------------------------------------------------------------------------
(State or other jurisdiction of   Commission file        (I.R.S. Employer
 incorporation or organization)       number            Identification No.)

P.O. Box 3001, Lancaster, Pennsylvania                          17604
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code            (717) 397-0611
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
                                    Yes  X                    No
                                       ------                   ------

Number of shares of Armstrong Holdings, Inc.'s common stock outstanding as of April 15, 2002 - 40,696,857

                               TABLE OF CONTENTS
                               -----------------

SECTION                                                                    PAGES
-------                                                                    -----

Cautionary Factors.........................................................3 - 4

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.    Condensed Consolidated Financial Statements
                Armstrong Holdings, Inc. and Subsidiaries.................5 - 22
                Independent Accountants' Review Report........................23
                Armstrong World Industries, Inc. and Subsidiaries........24 - 40

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................41 - 50

PART II - OTHER INFORMATION
---------------------------

Item 1.    Legal Proceedings.............................................51 - 55
Item 6.    Exhibits and Reports on Form 8-K...................................56


Signatures ...................................................................57

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

..    Factors relating to Armstrong World Industries, Inc.'s ("AWI") Chapter 11
     Filing, such as: the possible disruption of relationships with creditors, customers, suppliers and employees; the ultimate size of AWI's asbestos-related and other liabilities; the ability to confirm and implement a plan of reorganization; the availability of financing and refinancing for both AWI and its subsidiaries that are not parties to its Chapter 11 Filing; and AWI's ability to comply with covenants in its debtor-in-possession credit facility (the "DIP Facility").

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

..    Much of our revenues and earnings are exposed to changes in foreign currency exchange rates. Where practical, we try to reduce these effects by matching local currency revenues with costs and local currency assets with liabilities. We also manage foreign exchange risk with foreign currency forward contracts.

..    Notwithstanding our efforts to foresee and plan for the effects of changes in fiscal circumstances, we cannot predict with certainty all changes in currency and interest rates, inflation or other related factors affecting our businesses. For example, an economic downturn may lead our customers to delay or cancel construction plans. For more information on these matters, see the discussion of Market Risk in Item 7A of Armstrong Holdings, Inc. 2001 Form 10-K.

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

                         Part 1 - Financial Information
                         ------------------------------

                          Item 1 - Financial Statements
                          -----------------------------

                   Armstrong Holdings, Inc., and Subsidiaries
                 Condensed Consolidated Statements of Earnings
                    (in millions, except per share amounts)
                                   Unaudited

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                 2002          2001
                                                                                 ----          ----
Net sales                                                                     $    747.6    $    779.9
Cost of goods sold                                                                 553.4         582.4
                                                                              ----------    ----------
Gross profit                                                                       194.2         197.5

Selling, general and administrative expenses                                       158.6         147.5
Restructuring and reorganization charges, net                                        0.5           5.4
Goodwill amortization                                                                 --           5.7
Equity (earnings) from affiliates, net                                              (5.4)         (4.4)
                                                                              ----------    ----------
Operating income                                                                    40.5          43.3

Interest expense (unrecorded contractual interest of $21.4 and $21.4)                3.5           3.4
Other (income), net                                                                 (0.5)         (3.8)
                                                                              ----------    ----------
Income from continuing operations before Chapter 11 reorganization costs
    and income tax expense                                                          37.5          43.7
Chapter 11 reorganization costs, net                                                 6.2           3.0
                                                                              ----------    ----------

Earnings from continuing operations before income tax expense                       31.3          40.7
Income tax expense                                                                   9.4          15.5
                                                                              ----------    ----------

Earnings from continuing operations                                            $    21.9    $     25.2
                                                                              ----------    ----------

Net loss on expected disposal of discontinued operations, net of tax of $0.0          --          (3.3)
Net reversal of income on discontinued operations no longer to be disposed,
   net of tax of $0.3                                                                 --          (1.6)
                                                                              ----------    ----------
Loss from discontinued operations                                                     --          (4.9)
                                                                              ----------    ----------

Net earnings                                                                   $    21.9    $     20.3
                                                                              ==========    ==========

Earnings per share of common stock, continuing operations:
  Basic                                                                        $    0.54    $     0.62
  Diluted                                                                      $    0.54    $     0.62

Loss per share of common stock, discontinued operations:
  Basic                                                                        $      --    $    (0.12)
  Diluted                                                                      $      --    $    (0.12)

Net earnings per share of common stock:
  Basic                                                                        $    0.54    $     0.50
  Diluted                                                                      $    0.54    $     0.50

Average number of common shares outstanding:
  Basic                                                                             40.5          40.4
  Diluted                                                                           40.7          40.8


See accompanying notes to condensed consolidated financial statements beginning on page 9.

                   Armstrong Holdings, Inc., and Subsidiaries
                      Condensed Consolidated Balance Sheets
                     (amounts in millions except share data)

                                                                      Unaudited
                                Assets                              March 31, 2002    December 31, 2001
                                ------                              --------------    -----------------
Current assets:
         Cash and cash equivalents                                    $    261.7          $    277.4
         Accounts and notes receivable, net                                357.9               316.5
         Inventories, net                                                  465.3               443.1
         Deferred income taxes                                              11.5                11.5
         Other current assets                                               65.8                65.8
                                                                      ----------          ----------
                 Total current assets                                    1,162.2             1,114.3

Property, plant and equipment, less accumulated depreciation and
         amortization of $1,174.8 and $1,143.3, respectively             1,257.1             1,278.6

Insurance receivable for asbestos-related liabilities, noncurrent          190.1               192.1
Prepaid pension costs                                                      401.8               391.1
Investment in affiliates                                                    42.0                39.6
Goodwill, net                                                              815.7               822.8
Other intangibles, net                                                      96.3                94.1
Other noncurrent assets                                                    103.1               101.8
                                                                      ----------          ----------
                 Total assets                                         $  4,068.3          $  4,034.4
                                                                      ==========          ==========
         Liabilities and Shareholders' Equity
         ------------------------------------
Current liabilities:
         Short-term debt                                              $     23.0          $     18.9
         Current installments of long-term debt                              5.8                 6.1
         Accounts payable and accrued expenses                             293.7               298.6
         Income taxes                                                       52.7                40.8
                                                                      ----------          ----------
                 Total current liabilities                                 375.2               364.4
                                                                      ----------          ----------

Liabilities subject to compromise                                        2,358.6             2,357.6

Long-term debt, less current installments                                   48.5                50.3
Postretirement and postemployment benefit liabilities                      243.3               242.7
Pension benefit liabilities                                                146.8               147.2
Other long-term liabilities                                                 85.8                84.6
Deferred income taxes                                                       18.4                18.4
Minority interest in subsidiaries                                            8.9                 8.8
                                                                      ----------          ----------
                 Total noncurrent liabilities                            2,910.3             2,909.6

Shareholders' equity:
         Common stock, $1 par value per share
            Authorized 200 million shares; issued 51,878,910 shares         51.9                51.9
         Capital in excess of par value                                    167.4               166.8
         Reduction for ESOP loan guarantee                                (142.2)             (142.2)
         Retained earnings                                               1,266.2             1,244.3
         Accumulated other comprehensive loss                              (47.2)              (47.1)
         Less common stock in treasury, at cost
            2002 - 11,181,872 shares; 2001 - 11,176,617 shares            (513.3)             (513.3)
                                                                      ----------          ----------
                 Total shareholders' equity                                782.8               760.4
                                                                      ----------          ----------

                 Total liabilities and shareholders' equity           $  4,068.3          $  4,034.4
                                                                      ==========          ==========

See accompanying notes to condensed consolidated financial statements beginning on page 9.

                   Armstrong Holdings, Inc., and Subsidiaries
            Condensed Consolidated Statements of Shareholders' Equity
                   (amounts in millions except per share data)
                                    Unaudited

                                                    2002                     2001
                                                    ----                     ----
Common stock, $1 par value:
--------------------------
Balance at beginning of year and March 31        $     51.9                $     51.9
                                                 ----------                ----------

Capital in excess of par value:
------------------------------
Balance at beginning of year                     $    166.8                $    162.2
Stock issuances and other                               0.6                       4.1
                                                 ----------                ----------
Balance at March 31                              $    167.4                $    166.3
                                                 ----------                ----------

Reduction for ESOP loan guarantee:
---------------------------------
Balance at beginning of year and March 31        $   (142.2)               $   (142.2)
                                                 ----------                ----------

Retained earnings:
-----------------
Balance at beginning of year                     $  1,244.3                $  1,151.5
Net earnings for the three months                      21.9      $  21.9         20.3       $  20.3
                                                 ----------                ----------
Balance at March 31                              $  1,266.2                $  1,171.8
                                                 ----------                ----------

Accumulated other comprehensive income (loss):
---------------------------------------------
Balance at beginning of year                     $    (47.1)               $    (45.2)
  Foreign currency translation adjustments             (2.6)                     (1.3)
  Derivative gain, net                                  3.0                       0.7
  Minimum pension liability adjustments                (0.5)                      1.9
                                                 ----------                ----------
 Total other comprehensive income (loss)               (0.1)        (0.1)         1.3           1.3
                                                 ----------      -------   ----------      --------
Balance at March 31                              $    (47.2)                $   (43.9)
                                                 ----------                ----------

Comprehensive income (loss)                                      $  21.8                   $   21.6
---------------------------                                      =======                   ========

Less treasury stock at cost:
---------------------------
Balance at beginning of year                     $    513.3                 $   513.1
Stock issuance activity, net                              -                      (0.1)
                                                 ----------                 ---------
Balance at March 31                              $    513.3                 $   513.0
                                                 ----------                 ---------

Total shareholders' equity                       $    782.8                 $   690.9
                                                 ==========                 =========


See accompanying notes to condensed consolidated financial statements beginning on page 9.

                  Armstrong Holdings, Inc., and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                             (amounts in millions)
                                   Unaudited

                                                                            Three Months Ended
                                                                                 March 31,
                                                                              2002       2001
                                                                              ----       ----
Cash flows from operating activities:
  Net earnings                                                              $   21.9  $   20.3
  Adjustments to reconcile net earnings to net cash
      provided by operating activities:
    Depreciation and amortization                                               32.4      38.4
    Loss on expected disposal of discontinued operations                         -         3.3
    Deferred income taxes                                                        -         7.6
    Equity (earnings) from affiliates, net                                      (5.4)     (4.4)
    Chapter 11 reorganization costs, net                                         6.2       3.0
    Chapter 11 reorganization payments                                          (4.7)     (0.6)
    Restructuring and reorganization charges, net                                0.5       5.4
    Restructuring and reorganization payments                                   (0.7)     (4.3)
Changes in operating assets and liabilities net of effects of reorganizations, restructuring, acquisitions and dispositions
    Increase in receivables                                                    (42.2)    (58.1)
    Increase in inventories                                                    (17.1)    (34.7)
    (Increase)/decrease in other current assets                                  2.0      (3.0)
    Increase in other noncurrent assets and prepaid pension costs              (12.9)    (10.4)
    Increase/(decrease) in accounts payable and accrued expenses                (4.3)     32.0
    Increase in income taxes payable                                            11.9       2.9
    Increase in other long-term liabilities                                      2.9       6.0
    Other, net                                                                   6.9       2.2
                                                                            --------  --------
Net cash (used for) provided by operating activities                            (2.6)      5.6
                                                                            --------  --------

Cash flows from investing activities:
    Purchases of property, plant and equipment and computer software           (21.4)    (22.9)
    Distributions from equity affiliates                                         3.0       5.0
    Proceeds from the sale of assets                                             3.2       0.6
                                                                            --------  --------
Net cash used for investing activities                                         (15.2)    (17.3)
                                                                            --------  --------

Cash flows from financing activities:
    Increase/(decrease) in short-term debt, net                                  4.1     (10.3)
    Payments of long-term debt                                                  (0.5)     (3.2)
    Other, net                                                                  (1.1)      4.7
                                                                            --------  --------
Net cash provided by (used for) financing activities                             2.5      (8.8)
                                                                            --------  --------

Effect of exchange rate changes on cash and cash equivalents                    (0.4)     (1.7)
                                                                            --------  --------

Net decrease in cash and cash equivalents                                   $  (15.7) $  (22.2)
Cash and cash equivalents at beginning of year                                 277.4     159.1
                                                                            --------  --------

Cash and cash equivalents at end of period                                  $  261.7  $  136.9
                                                                            ========  ========

See accompanying notes to condensed consolidated financial statements beginning on page 9.

                    Armstrong Holdings Inc., and Subsidiaries
              Notes to Condensed Consolidated Financial Statements


NOTE 1.  BASIS OF PRESENTATION
------------------------------
Armstrong World Industries, Inc. ("AWI") is a Pennsylvania corporation incorporated in 1891, which together with its subsidiaries is referred to here as "Armstrong". Through its U.S. operations and U.S. and international subsidiaries, Armstrong designs, manufactures and sells flooring products (resilient, wood, carpeting and sports flooring) as well as ceiling systems, around the world. Armstrong products are sold primarily for use in the finishing, refurbishing and repair of residential, commercial and institutional buildings. Armstrong also designs, manufactures and sells kitchen and bathroom cabinets to single and multi family home builders and remodelers.

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

Operating results for the first quarter of 2002 and the corresponding period of 2001 included in this report are unaudited. However, these condensed consolidated financial statements have been reviewed by AHI's independent public accountants in accordance with established professional standards and procedures for a limited review of interim financial information. Certain prior year amounts have been reclassified to conform to the current year presentation.

In February 2001, AHI determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001 entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. Based on these events, the segment was classified as a discontinued operation starting with the fourth quarter of 2000. On June 12, 2001, negotiations with this investor were terminated. During the third quarter of 2001, AHI terminated its plans to permanently exit this segment. This decision was based on the difficulty encountered in selling the business and a new review of the business, industry and overall economy conducted by new senior management. Accordingly, this segment is no longer classified as a discontinued operation and amounts have been reclassified into operations as required by EITF Issue No. 90-16 - "Accounting for Discontinued Operations Subsequently Retained". All prior periods have been reclassified to conform to the current presentation. See Note 5 for further information.

In accordance with the Emerging Issues Task Force ("EITF") Issue No. 00-025, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer," effective January 1, 2002, AHI has reclassified $0.5 million from selling, general and administrative expenses to a reduction of net sales for the first quarter of 2001.

Effective January 1, 2002, AHI adopted Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), related to the nonamortization of goodwill and certain intangibles. AHI expects to finalize its adoption in the second quarter of 2002. See Note 7.

Effective January 1, 2002, AHI adopted Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") which provides guidance on the accounting for the impairment or disposal of long-lived assets. AHI's current results of operations or financial position have not been affected.

The accounting policies used in preparing these statements are the same as those used in preparing AHI's consolidated financial statements for the year ended December 31, 2001. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in AHI's Form 10-K for the fiscal year ended December 31, 2001. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings. The first quarters of the Wood Flooring and Cabinets segments ended on March 30, 2002 and March 31, 2001. No events occurred between March 30, 2002 and March 31, 2002 materially affecting AHI's financial position or results of operations.


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

Bar Date for Filing Claims
--------------------------
The Court established August 31, 2001 as the bar date for all claims against AWI except for certain specified claims. A bar date is the date by which claims against AWI must be filed if the claimants wish to participate in any distribution from the Chapter 11 Case. The Court extended the bar date for claims from the U.S. Internal Revenue Service until March 29, 2002, which AWI expects will be extended to June 28,

2002, and for claims from several environmental agencies until the second quarter of 2002. In March 2002, the Court ruled that the time to file claims related to asbestos property damage would not be further extended, but allowed certain alleged holders of asbestos property damage claims to file a class proof of claim against AWI. The Court set schedules to determine whether the proposed class should be certified and whether asbestos-containing resilient floor covering products give rise to property damage liability. A bar date for asbestos-related personal injury claims has not been set.

Approximately 4,500 proofs of claim (including late-filed claims) totaling approximately $6.0 billion alleging a right to payment from AWI were filed with the Court in response to the August 31, 2001 bar date, which are discussed below. AWI continues to investigate claims to determine their validity. The Court will ultimately determine liability amounts that will be allowed as part of the Chapter 11 process.

In its ongoing review of the filed claims, AWI already identified and successfully objected to approximately 1,100 claims totaling $1.5 billion. These claims were, primarily, duplicate filings, claims that were subsequently amended or claims that are not related to AWI. The Court disallowed these claims with prejudice.

In addition to the objected claims described above, approximately 1,000 proofs of claim totaling approximately $1.8 billion are pending with the Court that are associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI's participation in the Center for Claims Resolution ("the Center"). As stated above, the bar date of August 31, 2001 did not apply to asbestos-related personal injury claims. AWI will address all asbestos-related claims in the future within the Chapter 11 process. See further discussion regarding AWI's liability for asbestos-related matters in
Note 10 of the condensed consolidated financial statements.

Approximately 600 proofs of claim totaling approximately $0.9 billion alleging asbestos-related property damage are pending with the Court. Most of these claims are new to AWI and many were submitted with insufficient documentation to assess their validity. AWI petitioned the Court to disallow approximately 50 claims totaling approximately $0.5 billion. The Court denied AWI's motion and will address the validity of these claims at a future date. AWI expects to continue vigorously defending any asserted asbestos-related property damage claims in the Court. AWI believes that it has a significant amount of existing insurance coverage available for asbestos-related property damage liability, with the amount ultimately available dependent upon, among other things, the profile of the claims that may be allowed by the Court. AWI's history of property damage litigation prior to the Chapter 11 filing is described in Note 10 of the condensed consolidated financial statements.

Approximately 1,800 claims totaling approximately $1.8 billion alleging a right to payment for financing, environmental, trade debt and other claims are pending with the Court. For these categories of claims, AWI has previously recorded approximately $1.6 billion in liabilities. AWI continues to investigate the claims to determine their validity.

AWI continues to evaluate claims filed in the Chapter 11 Case. AWI has recorded liability amounts for those claims that can be reasonably estimated and for which it believes are probable of being allowed by the Court. At this time, it is impossible to reasonably estimate the value of all the claims that will ultimately be allowed by the Court. However, it is likely the value of the claims ultimately allowed by the Court will be in excess of amounts presently recorded by AWI and will be material to AWI's financial position and the results of its operations. However, AWI is not able to determine a range of possible liability with any reasonable degree of accuracy, due to the uncertainties of the Chapter 11 process, the in-progress state of AWI's investigation of submitted claims and the lack of documentation submitted in support of many claims.

Financing
---------
As of March 31, 2002, AWI had no outstanding debt borrowings under its $200 million debtor-in-possession credit facility (the "DIP Facility") and AWI had $177.6 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. As of March 31, 2002, AWI had approximately $9.9 million in letters of credit which were issued pursuant to the DIP Facility. Borrowings are limited to an adjusted amount of receivables, inventories and PP&E. AWI believes that the DIP Facility, together with cash generated from operations, will be more than adequate to address its liquidity needs. Borrowings under the DIP Facility, if any, and obligations to reimburse draws upon the letters of credit constitute superpriority administrative expense claims in the Chapter 11 Case. The DIP Facility is scheduled to expire on December 6, 2002.

Accounting Impact
-----------------
AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying condensed consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. See
Note 3 for detail of the liabilities subject to compromise at March 31, 2002 and December 31, 2001. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI's prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI's estimated liability for personal injury asbestos claims is also recorded in liabilities subject to compromise. See Note 10 for further discussion of AWI's asbestos liability.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities in the first quarter of 2002 and 2001:

                                                               Three Months Ended            Three Months Ended
(amounts in millions)                                            March 31, 2002                March 31, 2001
---------------------                                        --------------------          ---------------------
Professional fees                                                     $  6.9                       $  5.8
Interest income, post petition                                          (0.8)                        (1.7)
Reductions to prepetition liabilities                                      -                         (1.9)
Other expense directly related to bankruptcy, net                        0.1                          0.8
                                                                     --------                     ---------
Total Chapter 11 reorganization costs, net                            $  6.2                       $  3.0
                                                                     ========                     =========

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

Liabilities subject to compromise at March 31, 2002 and December 31, 2001 are as follows:

(amounts in millions)                             March 31,       December 31,
                                                    2002              2001
                                                 ------------    -------------
Debt (at face value)                              $  1,400.7      $  1,400.7
Asbestos-related liability                             690.6           690.6
Prepetition trade payables                              53.5            52.2
Prepetition other payables and accrued interest         56.1            56.4
ESOP loan guarantee                                    157.7           157.7
                                                 ------------    -------------
Total liabilities subject to compromise           $  2,358.6      $  2,357.6
                                                 ============    =============

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

NOTE 4. INDUSTRY SEGMENTS
-------------------------

(amounts in millions)
                                                        Three Months
                                                       Ended March 31,
Net sales to external customers                     2002            2001
-------------------------------                  ------------   ------------
Resilient Flooring                                 $  280.9       $  291.1
Building Products                                     195.5          216.1
Wood Flooring                                         160.9          154.9
Cabinets                                               56.3           54.1
Textiles & Sports Flooring                             54.0           63.7
                                                 ------------   ------------
Total sales to external customers                  $  747.6       $  779.9
                                                 ============   ============

                                               Three Months Ended March 31,
Segment operating income (loss)                   2002               2001
-------------------------------               -----------        -----------
Resilient Flooring                              $  18.8            $  20.2
Building Products                                  22.7               18.5
Wood Flooring                                       8.7                5.2
Cabinets                                            3.2                4.5
Textiles & Sports Flooring                         (1.9)               2.3
All Other                                           0.6                 --
                                              -----------        -----------
Total segment operating income                     52.1               50.7
Unallocated Corporate expense                     (11.6)              (7.4)
                                              -----------        -----------
Total consolidated operating income             $  40.5            $  43.3
                                              ===========        ===========


                                                March 31,        December 31,
Segment assets                                    2002               2001
--------------                                -------------     -------------
Resilient Flooring                              $   883.1         $   867.6
Building Products                                   528.4             527.0
Wood Flooring                                     1,262.3           1,260.6
Cabinets                                            113.3             108.0
Textiles & Sports Flooring                          169.2             162.9
All Other                                            17.0              16.3
                                              -------------     -------------
Total segment assets                              2,973.3           2,942.4
Assets not assigned to segments                   1,095.0           1,092.0
                                              -------------     -------------
Total consolidated assets                       $ 4,068.3         $ 4,034.4
                                              =============     =============



NOTE 5. DISCONTINUED OPERATIONS
-------------------------------
In February 2001, AHI determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001 entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. Based on these events, the segment was classified as a discontinued operation starting with the fourth quarter of 2000. On June 12, 2001, negotiations with this investor were terminated. During the third quarter of 2001, AHI terminated its plans to permanently exit this segment. This decision was based on the difficulty encountered in selling the business and a new review of the business, industry and overall economy conducted by new senior management. Accordingly, this segment is no longer classified as a discontinued operation and amounts have been reclassified into operations as required by EITF Issue No. 90-16 - "Accounting for Discontinued Operations Subsequently Retained". All prior periods have been reclassified to conform to the current presentation.

Based on the expected net realizable value of the business determined during the negotiations to sell the business, AHI recorded a pretax net loss of $34.5 million in the fourth quarter of 2000, $23.8 million net of tax benefit. AHI also recorded an additional net loss of $3.3 million in the first quarter of 2001, as a result of price adjustments resulting from the negotiations. Concurrent with the decision to no longer classify the business as a discontinued operation, the remaining accrued loss of $37.8 million ($27.1 million net of tax) was reversed in the third quarter of 2001 and recorded as part of earnings from discontinued operations. Additionally, the segment's net income of $1.6 million for the first quarter of 2001 was reclassified into earnings from continuing operations for that period.

NOTE 6. INVENTORY
-----------------

(amounts in millions)              March 31, 2002            December 31, 2001
---------------------              --------------            -----------------
Finished goods                        $  292.8                    $  269.6
Goods in process                          54.0                        45.8
Raw materials and supplies               179.7                       182.9
Less LIFO and other reserves             (61.2)                      (55.2)
                                    -------------              -------------
Total inventories, net                $  465.3                    $  443.1
                                    =============              =============

NOTE 7. GOODWILL AND INTANGIBLE ASSETS
--------------------------------------
Effective January 1, 2002, AHI adopted Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Impairment losses, if any, will be measured as of January 1, 2002 and recognized as the cumulative effect of a change in accounting principle in 2002. FAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

As of January 1, 2002, AHI had unamortized goodwill of $822.8 million, of which $717.2 million was attributable to the Wood Flooring segment. Based on preliminary assessments of the impact of adopting FAS 142, AHI believes that a significant portion of the Wood Flooring segment goodwill will be considered impaired under the new accounting standard. AHI has not yet determined the amount of any impairment, but expects to complete its analysis in the second quarter of 2002. Due to the complexity, timing and scale of the process, AHI is currently unable to precisely determine the amount of the goodwill impairment charge. However, due to additional valuation information received and analysis performed, AHI currently expects the impairment charge to be in excess of $500 million.

As of January 1, 2002, AHI had unamortized identifiable intangible assets of $94.1 million. The following table details amounts related to AHI's intangible assets as of March 31, 2002.

                                                      March 31, 2002
                                             ---------------------------------
(amounts in millions)                        Gross Carrying      Accumulated
                                                 Amount          Amortization
                                             ---------------    --------------
Amortized intangible assets
---------------------------
  Computer software                               $ 89.2            $ (30.8)
  Land use rights and other                          3.6               (0.7)
                                             ---------------     -------------
  Total                                           $ 92.8            $ (31.5)
                                             ---------------     =============
Unamortized intangible assets
-----------------------------
  Trademarks and brand names                      $ 35.0
                                             ---------------

Total intangible assets                          $ 127.8
                                             ===============

Aggregate Amortization Expense
------------------------------
For the three months ended March 31, 2002          $ 3.1

The annual amortization expense expected for the years 2002 through 2006 is as follows:

(amounts in millions)

2002       $ 13.6                   2005       $ 9.5
2003         13.0                   2006         6.0
2004         11.1

Comparison to prior year "As Adjusted"
--------------------------------------
The following table presents prior year reported amounts adjusted to eliminate the effect of goodwill and certain identifiable intangible asset amortization in accordance with FAS 142.

                                                          Three Months
                                                         Ended March 31,
                                                       2002           2001
                                                     ---------      ---------
(in millions except for per share amounts)
Reported net income                                    $ 21.9         $ 20.3
Add back:  Goodwill amortization                         -               5.7
Add back:  Trademark and brand names amortization        -               0.2
                                                      --------       --------
Adjusted net income                                    $ 21.9         $ 26.2
                                                      ========       ========

Basic net earnings per share:
  Reported net income                                  $ 0.54         $ 0.50
  Goodwill amortization                                  -              0.14
  Trademark and brand names amortization                 -              0.01
                                                      --------       --------
  Adjusted net income                                  $ 0.54         $ 0.65
                                                      ========       ========

Diluted net earnings per share:
  Reported net income                                  $ 0.54         $ 0.50
  Goodwill amortization                                  -              0.14
  Trademark and brand names amortization                 -              0.00
                                                      --------       --------
  Adjusted net income                                  $ 0.54         $ 0.64
                                                      ========       ========

NOTE 8. RESTRUCTURING AND OTHER ACTIONS
---------------------------------------
The following table summarizes activity in the reorganization and restructuring accruals for the first three months of 2002 and 2001:

(amounts in millions)     Beginning          Cash                                    Ending
                           Balance         Payments      Charges        Other        Balance
                          ---------        --------      -------      --------       -------
2002                      $   8.9         $  (0.7)       $  0.5       $  (0.1)       $  8.6
2001                         22.2            (4.3)          3.8          (0.6)         21.1

A $0.5 million pretax restructuring charge was recorded in the first quarter of 2002. The charge related to severance benefits for eleven employees in the Textiles and Sports Flooring segment, to reflect staffing needs for current business conditions and continued efforts initiated in the fourth quarter of 2001.

A $5.4 million pretax restructuring charge was recorded in the first quarter of 2001. The charge related to severance and enhanced retirement benefits for more than 50 corporate and line-of-business salaried staff positions, to reflect staffing needs for current business conditions. Of the $5.4 million, $1.6 million represented a non-cash charge for enhanced retirement benefits, which is accounted for as a reduction of the prepaid pension asset.

The amount in "other" is primarily related to foreign currency translation.

Substantially all of the remaining balance of the restructuring accrual as of March 31, 2002 relates to a noncancelable-operating lease, which extends through 2017, and severance for terminated employees with extended payouts, the majority of which will be paid by the fourth quarter of 2002.


NOTE 9. SUPPLEMENTAL CASH FLOW INFORMATION
------------------------------------------

(amounts in millions)                                    Three Months Ended
                                                              March 31,
                                                          2002         2001
                                                        --------     --------
Interest paid                                            $  2.0       $  1.2
Income taxes paid (refunded), net                        $  0.5       $ (0.4)


NOTE 10. OVERVIEW OF ASBESTOS-RELATED LEGAL PROCEEDINGS
-------------------------------------------------------
Asbestos-related Litigation
---------------------------
The following is a summary update of asbestos-related litigation; see Item 3 of Armstrong's 2001 Form 10-K filing for additional information.

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

As of September 30, 2000, AWI had recorded a liability of $758.8 million for its asbestos-related personal injury liability that it determined was probable and estimable through 2006. Due to the increased uncertainty created as a result of the Filing, no change has been made to the previously recorded liability except to record payments of $68.2 million against that accrual in October and November 2000. The asbestos-related personal injury liability balance recorded at March 31, 2002 and December 31, 2001 is $690.6 million, which is recorded in liabilities subject to compromise. Due to the uncertainties created as a result of the Filing and how the liability may be resolved, it is not possible to reasonably estimate the ultimate liability. It is likely, however, that the actual liability will be significantly higher than the recorded liability. As the Chapter 11 Case proceeds, there should be more clarity as to the extent of the liability.

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

Asbestos-Related Property Damage Litigation
-------------------------------------------
Over the years, AWI was one of many defendants in asbestos-related property damage claims that were filed by public and private building owners, with six claims pending as of June 30, 2001. The previous claims that were resolved prior to the Filing resulted in aggregate indemnity obligations of less than $10 million. To date, all payments of these obligations have been entirely covered by insurance. The pending cases present allegations of damage to the plaintiffs' buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures for removal and replacement of such products. In the second quarter of 2000, AWI was served with a lawsuit seeking class certification of Texas residents who own property with asbestos-containing products. This case includes allegations that AWI asbestos-containing products caused damage to buildings and generally seeks compensatory damages and equitable relief, including testing, reimbursement for removal and diminution of property value. AWI vigorously denies the validity of the allegations against it in these actions and, in any event, believes that any costs will be covered by insurance. Continued prosecution of these actions and the commencement of any new asbestos property damage actions are stayed due to the Filing. In March 2002, the Court allowed certain alleged holders of asbestos property damage claims to file a class proof of claim against AWI. The Court set schedules to determine whether the proposed class should be certified and whether asbestos-containing resilient floor covering products give rise to property damage liability. Consistent with prior periods and due to increased uncertainty, AWI has not recorded any liability related to these claims as of December 31, 2001. See Note 2 for further discussion of the property damage claims in response to the August 31, 2001 claims bar date in the Chapter 11 Case. A separate creditors' committee representing the interests of property damage asbestos claimants has been appointed in the Chapter 11 Case.

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

Insurance Asset
---------------
An insurance asset in respect of asbestos personal injury claims in the amount of $214.1 million is recorded as of March 31, 2002 and December 31, 2001. Of the total recorded asset at December 31, 2001, approximately $49.5 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI's belief in the availability of insurance in this amount, based upon AWI's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $82 million of the $214.1 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the liability. Of the $214.1 million asset, $24.0 million has been recorded as a current asset as of March 31, 2002 reflecting management's estimate of the minimum insurance payments to be received in the next 12 months.

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

Cash Flow Impact
----------------
As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related claims in 2002 or 2001. AWI did not receive any asbestos-related insurance recoveries during the first quarter of 2002 or 2001. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements.

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


NOTE 11. ENVIRONMENTAL LIABILITIES
----------------------------------
Most of Armstrong's manufacturing and certain of Armstrong's research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. Armstrong has made, and intends to continue to make, necessary expenditures for compliance with applicable environmental requirements at its operating facilities. Armstrong anticipates that annual expenditures for those purposes will not change materially from recent experience. Armstrong does not anticipate that it will incur significant capital expenditures in order to meet the requirements of the Clean Air Act of 1990 and the final implementing regulations promulgated by various state agencies. However, applicable requirements under the Clean Air Act and other federal and state environmental laws continue to change. Until all new regulatory requirements are known, Armstrong cannot predict with certainty future capital expenditures associated with compliance with environmental requirements.

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

Liabilities of $16.2 million at March 31, 2002 and $16.6 million at December 31, 2001 were for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $6.4 million of the March 31, 2002 and December 31, 2001 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, such prepetition liabilities that do not preserve company assets are addressed in the Chapter 11 Case.

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

NOTE 12. DIFFERENCES BETWEEN ARMSTRONG HOLDINGS INC. AND ARMSTRONG WORLD
------------------------------------------------------------------------
          INDUSTRIES, INC.
          ----------------
The difference between the condensed consolidated financial statements is primarily due to stock activity and intercompany transactions.


NOTE 13. EARNINGS PER SHARE
---------------------------
The difference between the average number of basic and diluted common shares outstanding is due to contingently issuable shares and the effect of dilutive stock options. Earnings per share components may not add due to rounding.

                     Independent Accountants' Review Report
                     --------------------------------------

The Board of Directors and Shareholders
Armstrong Holdings, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Armstrong Holdings, Inc., and subsidiaries ("the Company") as of March 31, 2002, and the related condensed consolidated statements of earnings, cash flows and shareholders' equity for the three-month periods ended March 31, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Armstrong Holdings, Inc., and subsidiaries as of December 31, 2001, and the related consolidated statements of earnings, cash flows and shareholders' equity for the year then ended (not presented herein); and in our report dated February 22, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Our report dated February 22, 2002, on the consolidated financial statements of Armstrong Holdings, Inc., and subsidiaries as of and for the year ended December 31, 2001, contains an explanatory paragraph that states that three of the Company's domestic subsidiaries, including Armstrong World Industries, Inc., the Company's major operating subsidiary, filed separate voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court on December 6, 2000, and that the filing under Chapter 11 and the increased uncertainty regarding the Company's potential asbestos liability raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated balance sheet as of December 31, 2001, does not include any adjustments that might result from the outcome of these uncertainties.

/s/ KPMG LLP

Philadelphia, Pennsylvania
April 29, 2002

               Armstrong World Industries, Inc., and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                     (in millions, except per share amounts)
                                    Unaudited

                                                                                Three Months Ended
                                                                                    March 31,
                                                                                 2002      2001
                                                                                 ----      ----
Net sales                                                                      $  747.6  $  779.9
Cost of goods sold                                                                553.4     582.4
                                                                               --------  --------
Gross profit                                                                      194.2     197.5

Selling, general and administrative expenses                                      158.6     147.5
Restructuring and reorganization charges, net                                       0.5       5.4
Goodwill amortization                                                               -         5.7
Equity (earnings) from affiliates, net                                             (5.4)     (4.4)
                                                                               --------  --------
Operating income                                                                   40.5      43.3

Interest expense (unrecorded contractual interest of $21.4 and $21.4)               3.5       3.4
Other (income), net                                                                (0.5)     (3.8)
                                                                               --------  --------
Income from continuing operations before Chapter 11 reorganization costs
    and income tax expense                                                         37.5      43.7
Chapter 11 reorganization costs, net                                                6.2       3.0
                                                                               --------  --------

Earnings from continuing operations before income tax expense                      31.3      40.7
Income tax expense                                                                  9.4      15.5
                                                                               --------  --------

Earnings from continuing operations                                            $   21.9  $   25.2
                                                                               --------  --------

Net loss on expected disposal of discontinued operations, net of tax of $0.0        -        (3.3)
Net reversal of income on discontinued operations no longer to be disposed,
   net of tax of $0.3                                                               -        (1.6)
                                                                               --------  --------
Loss from discontinued operations                                                   -        (4.9)
                                                                               --------  --------

Net earnings                                                                   $   21.9  $   20.3
                                                                               ========  ========


See accompanying notes to condensed consolidated financial statements beginning on page 28.

               Armstrong World Industries, Inc., and Subsidiaries
                     Condensed Consolidated Balance Sheets
                    (amounts in millions except share data)

                                                                     Unaudited
                   Assets                                          March 31, 2002  December 31, 2001
                   ------                                          --------------  -----------------
Current assets:
         Cash and cash equivalents                                    $    261.7      $    277.4
         Accounts and notes receivable, net                                357.9           316.5
         Inventories, net                                                  465.3           443.1
         Deferred income taxes                                              11.5            11.5
         Other current assets                                               65.8            65.8
                                                                      ----------      ----------
                 Total current assets                                    1,162.2         1,114.3

Property, plant and equipment, less accumulated depreciation and
         amortization of $1,174.8 and $1,143.3, respectively             1,257.1         1,278.6

Insurance receivable for asbestos-related liabilities, noncurrent          190.1           192.1
Prepaid pension costs                                                      401.8           391.1
Investment in affiliates                                                    42.0            39.6
Goodwill, net                                                              815.7           822.8
Other intangibles, net                                                      96.3            94.1
Other noncurrent assets                                                    103.1           101.8
                                                                      ----------      ----------
                 Total assets                                         $  4,068.3      $  4,034.4
                                                                      ==========      ==========

         Liabilities and Shareholder's Equity
Current liabilities:
         Short-term debt                                              $     23.0      $     18.9
         Current installments of long-term debt                              5.8             6.1
         Accounts payable and accrued expenses                             293.7           298.6
         Short-term amounts due to affiliates                                9.0             8.4
         Income taxes                                                       52.9            41.0
                                                                      ----------      ----------
                 Total current liabilities                                 384.4           373.0
                                                                      ----------      ----------

Liabilities subject to compromise                                        2,363.2         2,362.2

Long-term debt, less current installments                                   48.5            50.3
Postretirement and postemployment benefit liabilities                      243.3           242.7
Pension benefit liabilities                                                146.8           147.2
Other long-term liabilities                                                 85.8            84.6
Deferred income taxes                                                       18.4            18.4
Minority interest in subsidiaries                                            8.9             8.8
                                                                      ----------      ----------
                 Total noncurrent liabilities                            2,914.9         2,914.2

Shareholder's equity:
         Common stock, $1 par value per share
            Authorized 200 million shares; issued 51,878,910 shares         51.9            51.9
         Capital in excess of par value                                    173.2           173.2
         Reduction for ESOP loan guarantee                                (142.2)         (142.2)
         Retained earnings                                               1,261.8         1,239.9
         Accumulated other comprehensive loss                              (47.2)          (47.1)
         Less common stock in treasury, at cost
            2002 and 2001 - 11,393,170 shares                             (528.5)         (528.5)
                                                                      ----------      ----------
                 Total shareholder's equity                                769.0           747.2
                                                                      ----------      ----------

                 Total liabilities and shareholder's equity           $  4,068.3      $  4,034.4
                                                                      ==========      ==========


See accompanying notes to condensed consolidated financial statements beginning on page 28.

               Armstrong World Industries, Inc., and Subsidiaries
           Condensed Consolidated Statements of Shareholder's Equity
                  (amounts in millions except per share data)
                                   Unaudited

                                                      2002                  2001
                                                      ----                  ----
Common stock, $1 par value:
--------------------------
Balance at beginning of year and March 31        $     51.9            $     51.9
                                                 ----------            ----------

Capital in excess of par value:
------------------------------
Balance at beginning of year and March 31        $    173.2            $    173.4
                                                 ----------            ----------

Reduction for ESOP loan guarantee:
---------------------------------
Balance at beginning of year and March 31        $   (142.2)           $   (142.2)
                                                 ----------            ----------

Retained earnings:
-----------------
Balance at beginning of year                     $  1,239.9            $  1,147.1
Net earnings for the three months                      21.9  $ 21.9          20.3      $ 20.3
                                                 ----------            ----------
Balance at March 31                              $  1,261.8            $  1,167.4
                                                 ----------            ----------

Accumulated other comprehensive income (loss):
---------------------------------------------
Balance at beginning of year                     $    (47.1)           $    (45.2)
  Foreign currency translation adjustments             (2.6)                 (1.3)
  Derivative gain, net                                  3.0                   0.7
  Minimum pension liability adjustments                (0.5)                  1.9
                                                 ----------            ----------
 Total other comprehensive income (loss)               (0.1)   (0.1)          1.3         1.3
                                                 ----------  ------    ----------      ------
Balance at March 31                              $    (47.2)           $    (43.9)
                                                 ----------            ----------

Comprehensive income (loss)                                  $ 21.8                    $ 21.6
---------------------------                                  ======                    ======

Less treasury stock at cost:
---------------------------
Balance at beginning of year and March 31        $    528.5            $    528.5
                                                 ----------            ----------
Total shareholder's equity                       $    769.0            $    678.1
                                                 ==========            ==========



See accompanying notes to condensed consolidated financial statements beginning on page 28.

               Armstrong World Industries, Inc., and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                             (amounts in millions)
                                   Unaudited

                                                                            Three Months Ended
                                                                                 March 31,
                                                                              2002      2001
                                                                              ----      ----
Cash flows from operating activities:
         Net earnings                                                       $   21.9  $   20.3
         Adjustments to reconcile net earnings to net cash
               provided by operating activities:
           Depreciation and amortization                                        32.4      38.4
           Loss on expected disposal of discontinued operations                  -         3.3
           Deferred income taxes                                                 -         7.6
           Equity (earnings) from affiliates, net                               (5.4)     (4.4)
           Chapter 11 reorganization costs, net                                  6.2       3.0
           Chapter 11 reorganization payments                                   (4.7)     (0.6)
           Restructuring and reorganization charges, net                         0.5       5.4
           Restructuring and reorganization payments                            (0.7)     (4.3)
Changes in operating assets and liabilities net of effects of reorganizations, restructuring, acquisitions and dispositions
           Increase in receivables                                             (42.2)    (58.1)
           Increase in inventories                                             (17.1)    (34.7)
           (Increase)/decrease in other current assets                           2.0      (3.0)
           Increase in other noncurrent assets and prepaid pension costs       (12.9)    (10.4)
           Increase/(decrease) in accounts payable and accrued expenses         (4.3)     32.0
           Increase in income taxes payable                                     11.9       2.9
           Increase in other long-term liabilities                               2.9       6.0
           Other, net                                                            6.9       2.2
                                                                            --------  --------
Net cash (used for) provided by operating activities                            (2.6)      5.6
                                                                            --------  --------

Cash flows from investing activities:
         Purchases of property, plant and equipment and computer software      (21.4)    (22.9)
         Distributions from equity affiliates                                    3.0       5.0
         Proceeds from the sale of assets                                        3.2       0.6
                                                                            --------  --------
Net cash used for investing activities                                         (15.2)    (17.3)
                                                                            --------  --------

Cash flows from financing activities:
         Increase/(decrease) in short-term debt, net                             4.1     (10.3)
         Payments of long-term debt                                             (0.5)     (3.2)
         Other, net                                                             (1.1)      4.7
                                                                            --------  --------
Net cash provided by (used for) financing activities                             2.5      (8.8)
                                                                            --------  --------

Effect of exchange rate changes on cash and cash equivalents                    (0.4)     (1.7)
                                                                            --------  --------

Net decrease in cash and cash equivalents                                   $  (15.7) $  (22.2)
Cash and cash equivalents at beginning of year                                 277.4     159.1
                                                                            --------  --------

Cash and cash equivalents at end of period                                  $  261.7  $  136.9
                                                                            ========  ========

See accompanying notes to condensed consolidated financial statements beginning on page 28.

               Armstrong World Industries, Inc., and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

NOTE 1.  BASIS OF PRESENTATION
------------------------------
Armstrong World Industries, Inc. ("AWI") is a Pennsylvania corporation incorporated in 1891, which together with its subsidiaries is referred to here as "Armstrong". Through its U.S. operations and U.S. and international subsidiaries, Armstrong designs, manufactures and sells flooring products (resilient, wood, carpeting and sports flooring) as well as ceiling systems, around the world. Armstrong products are sold primarily for use in the finishing, refurbishing and repair of residential, commercial and institutional buildings. Armstrong also designs, manufactures and sells kitchen and bathroom cabinets to single and multi family home builders and remodelers.

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

Operating results for the first quarter of 2002 and the corresponding period of 2001 included in this report are unaudited. Certain prior year amounts have been reclassified to conform to the current year presentation.

In February 2001, Armstrong determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001 entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. Based on these events, the segment was classified as a discontinued operation starting with the fourth quarter of 2000. On June 12, 2001, negotiations with this investor were terminated. During the third quarter of 2001, Armstrong terminated its plans to permanently exit this segment. This decision was based on the difficulty encountered in selling the business and a new review of the business, industry and overall economy conducted by new senior management. Accordingly, this segment is no longer classified as a discontinued operation and amounts have been reclassified into operations as required by EITF Issue No. 90-16 - "Accounting for Discontinued Operations Subsequently Retained". All prior periods have been reclassified to conform to the current presentation. See Note 5 for further information.

In accordance with the Emerging Issues Task Force ("EITF") Issue No. 00-025, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer," effective January 1, 2002, Armstrong has reclassified $0.5 million from selling, general and administrative expenses to a reduction of net sales for the first quarter of 2001.

Effective January 1, 2002, Armstrong adopted Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), related to the nonamortization of goodwill and certain intangibles. Armstrong expects to finalize its adoption in the second quarter of 2002. See Note 7.

Effective January 1, 2002, Armstrong adopted Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") which provides guidance on the accounting for the impairment or disposal of long-lived assets. Armstrong's current results of operations or financial position have not been affected.

The accounting policies used in preparing these statements are the same as those used in preparing Armstrong's consolidated financial statements for the year ended December 31, 2001. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in AHI's Form 10-K for the fiscal year ended December 31, 2001. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings. The first quarters of the Wood Flooring and Cabinets segments ended on March 30, 2002 and March 31, 2001. No events occurred between March 30, 2002 and March 31, 2002 materially affecting Armstrong's financial position or results of operations.


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

Bar Date for Filing Claims
--------------------------
The Court established August 31, 2001 as the bar date for all claims against AWI except for certain specified claims. A bar date is the date by which claims against AWI must be filed if the claimants wish to participate in any distribution from the Chapter 11 Case. The Court extended the bar date for claims from the U.S. Internal Revenue Service until March 29, 2002, which AWI expects will be extended to June 28, 2002, and for claims from several environmental agencies until the second quarter of 2002. In March 2002, the Court ruled that the time to file claims related to asbestos property damage would not be further extended, but allowed certain alleged holders of asbestos property damage claims to file a class proof of claim against AWI. The Court set schedules to determine whether the proposed class should be certified and whether asbestos-containing resilient floor covering products give rise to property damage liability. A bar date for asbestos-related personal injury claims has not been set.

Approximately 4,500 proofs of claim (including late-filed claims) totaling approximately $6.0 billion alleging a right to payment from AWI were filed with the Court in response to the August 31, 2001 bar date, which are discussed below. AWI continues to investigate claims to determine their validity. The Court will ultimately determine liability amounts that will be allowed as part of the Chapter 11 process.

In its ongoing review of the filed claims, AWI already identified and successfully objected to approximately 1,100 claims totaling $1.5 billion. These claims were, primarily, duplicate filings, claims that were subsequently amended or claims that are not related to AWI. The Court disallowed these claims with prejudice.

In addition to the objected claims described above, approximately 1,000 proofs of claim totaling approximately $1.8 billion are pending with the Court that are associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI's participation in the Center for Claims Resolution ("the Center"). As stated above, the bar date of August 31, 2001 did not apply to asbestos-related personal injury claims. AWI will address all asbestos-related claims in the future within the Chapter 11 process. See further discussion regarding AWI's liability for asbestos-related matters in
Note 10 of the condensed consolidated financial statements.

Approximately 600 proofs of claim totaling approximately $0.9 billion alleging asbestos-related property damage are pending with the Court. Most of these claims are new to AWI and many were submitted with insufficient documentation to assess their validity. AWI petitioned the Court to disallow approximately 50 claims totaling approximately $0.5 billion. The Court denied AWI's motion and will address the validity of these claims at a future date. AWI expects to continue vigorously defending any asserted asbestos-related property damage claims in the Court. AWI believes that it has a significant amount of existing insurance coverage available for asbestos-related property damage liability, with the amount ultimately available dependent upon, among other things, the profile of the claims that may be allowed by the Court. AWI's history of property damage litigation prior to the Chapter 11 filing is described in Note 10 of the condensed consolidated financial statements.

Approximately 1,800 claims totaling approximately $1.8 billion alleging a right to payment for financing, environmental, trade debt and other claims are pending with the Court. For these categories of claims, AWI has previously recorded approximately $1.6 billion in liabilities. AWI continues to investigate the claims to determine their validity.

AWI continues to evaluate claims filed in the Chapter 11 Case. AWI has recorded liability amounts for those claims that can be reasonably estimated and for which it believes are probable of being allowed by the Court. At this time, it is impossible to reasonably estimate the value of all the claims that will ultimately be allowed by the Court. However, it is likely the value of the claims ultimately allowed by the Court will be in excess of amounts presently recorded by AWI and will be material to AWI's financial position and the results of its operations. However, AWI is not able to determine a range of possible liability with any reasonable degree of accuracy, due to the uncertainties of the Chapter 11 process, the in-progress state of AWI's investigation of submitted claims and the lack of documentation submitted in support of many claims.

Financing
---------
As of March 31, 2002, AWI had no outstanding debt borrowings under its $200 million debtor-in-possession credit facility (the "DIP Facility") and AWI had $177.6 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. As of March 31, 2002, AWI had approximately $9.9 million in letters of credit which were issued pursuant to the DIP Facility. Borrowings are limited to an adjusted amount of receivables, inventories and PP&E. AWI believes that the DIP Facility, together with cash generated from operations, will be more than adequate to address its liquidity needs. Borrowings under the DIP Facility, if any, and obligations to reimburse draws upon the letters of credit constitute superpriority administrative expense claims in the Chapter 11 Case. The DIP Facility is scheduled to expire on December 6, 2002.

Accounting Impact
-----------------
AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying condensed consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. See
Note 3 for detail of the liabilities subject to compromise at March 31, 2002 and December 31, 2001. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI's prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI's estimated liability for personal injury asbestos claims is also recorded in liabilities subject to compromise. See Note 10 for further discussion of AWI's asbestos liability.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities in the first quarter of 2002 and 2001:

                                                           Three Months Ended     Three Months Ended
(amounts in millions)                                        March 31, 2002         March 31, 2001
---------------------                                     --------------------   --------------------
Professional fees                                                 $  6.9                $  5.8
Interest income, post petition                                      (0.8)                 (1.7)
Reductions to prepetition liabilities                                  -                  (1.9)
Other expense directly related to bankruptcy, net                    0.1                   0.8
                                                                 --------              ---------
Total Chapter 11 reorganization costs, net                        $  6.2                $  3.0
                                                                 ========              =========

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

Liabilities subject to compromise at March 31, 2002 and December 31, 2001 are as follows:

(amounts in millions)                                  March 31,        December 31,
                                                         2002              2001
                                                      -----------      ------------
Debt (at face value)                                   $ 1,400.7        $ 1,400.7
Asbestos-related liability                                 690.6            690.6
Prepetition trade payables                                  53.5             52.2
Prepetition other payables and accrued interest             56.1             56.4
Amounts due to affiliates                                    4.6              4.6
ESOP loan guarantee                                        157.7            157.7
                                                       ---------        ---------
Total liabilities subject to compromise                $ 2,363.2        $ 2,362.2
                                                       =========        =========

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

NOTE 4. INDUSTRY SEGMENTS
-------------------------

(amounts in millions)
                                                           Three Months
                                                          Ended March 31,
Net sales to external customers                       2002              2001
-------------------------------                    ----------        ----------
Resilient Flooring                                  $  280.9          $  291.1
Building Products                                      195.5             216.1
Wood Flooring                                          160.9             154.9
Cabinets                                                56.3              54.1
Textiles & Sports Flooring                              54.0              63.7
                                                   ----------        ----------
Total sales to external customers                    $ 747.6           $ 779.9
                                                   ==========        ==========

                                                 Three Months Ended March 31,
Segment operating income (loss)                     2002              2001
-------------------------------                  ----------        ----------
Resilient Flooring                                 $ 18.8            $ 20.2
Building Products                                    22.7              18.5
Wood Flooring                                         8.7               5.2
Cabinets                                              3.2               4.5
Textiles & Sports Flooring                           (1.9)              2.3
All Other                                             0.6                --
                                                 ----------        ----------
Total segment operating income                       52.1              50.7
Unallocated Corporate expense                       (11.6)             (7.4)
                                                 ----------        ----------
Total consolidated operating income                $ 40.5            $ 43.3
                                                 ==========        ==========


                                                   March 31,        December 31,
Segment assets                                       2002               2001
--------------                                   -------------     -------------
Resilient Flooring                                 $   883.1         $   867.6
Building Products                                      528.4             527.0
Wood Flooring                                        1,262.3           1,260.6
Cabinets                                               113.3             108.0
Textiles & Sports Flooring                             169.2             162.9
All Other                                               17.0              16.3
                                                 -------------     -------------
Total segment assets                                 2,973.3           2,942.4
Assets not assigned to segments                      1,095.0           1,092.0
                                                 -------------     -------------
Total consolidated assets                          $ 4,068.3         $ 4,034.4
                                                 =============     =============



NOTE 5. DISCONTINUED OPERATIONS
-------------------------------
In February 2001, Armstrong determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001 entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. Based on these events, the segment was classified as a discontinued operation starting with the fourth quarter of 2000. On June 12, 2001, negotiations with this investor were terminated. During the third quarter of 2001, Armstrong terminated its plans to permanently exit this segment. This decision was based on the difficulty encountered in selling the business and a new review of the business, industry and overall economy conducted by new senior management. Accordingly, this segment is no longer classified as a discontinued operation and amounts have been reclassified into operations as required by EITF Issue No. 90-16 - "Accounting for Discontinued Operations Subsequently Retained". All prior periods have been reclassified to conform to the current presentation.

Based on the expected net realizable value of the business determined during the negotiations to sell the business, Armstrong recorded a pretax net loss of $34.5 million in the fourth quarter of 2000, $23.8 million net of tax benefit. Armstrong also recorded an additional net loss of $3.3 million in the first quarter of 2001, as a result of price adjustments resulting from the negotiations. Concurrent with the decision to no longer classify the business as a discontinued operation, the remaining accrued loss of $37.8 million ($27.1 million net of tax) was reversed in the third quarter of 2001 and recorded as part of earnings from discontinued operations. Additionally, the segment's net income of $1.6 million for the first quarter of 2001 was reclassified into earnings from continuing operations for that period.

NOTE 6.  INVENTORY
------------------

(amounts in millions)                 March 31, 2002           December 31, 2001
---------------------                 --------------           -----------------
Finished goods                            $  292.8                  $  269.6
Goods in process                              54.0                      45.8
Raw materials and supplies                   179.7                     182.9
Less LIFO and other reserves                 (61.2)                    (55.2)
                                        ------------              ------------
Total inventories, net                    $  465.3                  $  443.1
                                        ============              ============



NOTE 7. GOODWILL AND INTANGIBLE ASSETS
--------------------------------------
Effective January 1, 2002, Armstrong adopted Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Impairment losses, if any, will be measured as of January 1, 2002 and recognized as the cumulative effect of a change in accounting principle in 2002. FAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

As of January 1, 2002, Armstrong had unamortized goodwill of $822.8 million, of which $717.2 million was attributable to the Wood Flooring segment. Based on preliminary assessments of the impact of adopting FAS 142, Armstrong believes that a significant portion of the Wood Flooring segment goodwill will be considered impaired under the new accounting standard. Armstrong has not yet determined the amount of any impairment, but expects to complete its analysis in the second quarter of 2002. Due to the complexity, timing and scale of the process, Armstrong is currently unable to precisely determine the amount of the goodwill impairment charge. However, due to additional valuation information received and analysis performed, Armstrong currently expects the impairment charge to be in excess of $500 million.

As of January 1, 2002, Armstrong had unamortized identifiable intangible assets of $94.1 million. The following table details amounts related to Armstrong's intangible assets as of March 31, 2002.

                                                           March 31, 2002
                                                   -----------------------------
(amounts in millions)                              Gross Carrying   Accumulated
                                                       Amount       Amortization
                                                   --------------   ------------
Amortized intangible assets
---------------------------
  Computer software                                    $ 89.2          $ (30.8)
  Land use rights and other                               3.6             (0.7)
                                                   -------------    ------------
  Total                                                $ 92.8          $ (31.5)
                                                   -------------    ============
Unamortized intangible assets
-----------------------------
  Trademarks and brand names                           $ 35.0
                                                   -------------

Total intangible assets                               $ 127.8
                                                   =============

Aggregate Amortization Expense
------------------------------
For the three months ended March 31, 2002               $ 3.1

The annual amortization expense expected for the years 2002 through 2006 is as follows:

(amounts in millions)

2002       $ 13.6                   2005       $ 9.5
2003         13.0                   2006         6.0
2004         11.1

Comparison to prior year "As Adjusted"
--------------------------------------
The following table presents prior year reported amounts adjusted to eliminate the effect of goodwill and certain identifiable intangible asset amortization in accordance with FAS 142.

                                                               Three Months
                                                              Ended March 31,
                                                            2002          2001
                                                         ---------     ---------
     (in millions except for per share amounts)
     Reported net income                                    $ 21.9        $ 20.3
     Add back:  Goodwill amortization                           --           5.7
     Add back:  Trademark and brand names amortization          --           0.2
                                                          --------      --------
     Adjusted net income                                    $ 21.9        $ 26.2
                                                          ========      ========

NOTE 8. RESTRUCTURING AND OTHER ACTIONS
---------------------------------------
The following table summarizes activity in the reorganization and restructuring accruals for the first three months of 2002 and 2001:

(amounts in millions)      Beginning      Cash                            Ending
                            Balance     Payments    Charges     Other    Balance
                           ---------    --------    -------     -----    -------
2002                         $ 8.9       $ (0.7)      $ 0.5   $ (0.1)     $ 8.6
2001                          22.2         (4.3)        3.8     (0.6)      21.1

A $0.5 million pretax restructuring charge was recorded in the first quarter of 2002. The charge related to severance benefits for eleven employees in the Textiles and Sports Flooring segment, to reflect staffing needs for current business conditions and continued efforts initiated in the fourth quarter of 2001.

A $5.4 million pretax restructuring charge was recorded in the first quarter of 2001. The charge related to severance and enhanced retirement benefits for more than 50 corporate and line-of-business salaried staff positions, to reflect staffing needs for current business conditions. Of the $5.4 million, $1.6 million represented a non-cash charge for enhanced retirement benefits, which is accounted for as a reduction of the prepaid pension asset.

The amount in "other" is primarily related to foreign currency translation.

Substantially all of the remaining balance of the restructuring accrual as of March 31, 2002 relates to a noncancelable-operating lease, which extends through 2017, and severance for terminated employees with extended payouts, the majority of which will be paid by the fourth quarter of 2002.


NOTE 9. SUPPLEMENTAL CASH FLOW INFORMATION
------------------------------------------

(amounts in millions)                                   Three Months Ended
                                                             March 31,
                                                         2002         2001
                                                      ----------   ----------
Interest paid                                           $  2.0       $  1.2
Income taxes paid (refunded), net                       $  0.5       $ (0.4)


NOTE 10. OVERVIEW OF ASBESTOS-RELATED LEGAL PROCEEDINGS
-------------------------------------------------------
Asbestos-related Litigation
---------------------------
The following is a summary update of asbestos-related litigation; see Item 3 of Armstrong's 2001 Form 10-K filing for additional information.

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

As of September 30, 2000, AWI had recorded a liability of $758.8 million for its asbestos-related personal injury liability that it determined was probable and estimable through 2006. Due to the increased uncertainty created as a result of the Filing, no change has been made to the previously recorded liability except to record payments of $68.2 million against that accrual in October and November 2000. The asbestos-related personal injury liability balance recorded at March 31, 2002 and December 31, 2001 is $690.6 million, which is recorded in liabilities subject to compromise. Due to the uncertainties created as a result of the Filing and how the liability may be resolved, it is not possible to reasonably estimate the ultimate liability. It is likely, however, that the actual liability will be significantly higher than the recorded liability. As the Chapter 11 Case proceeds, there should be more clarity as to the extent of the liability.

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

Asbestos-Related property Damage Litigation
-------------------------------------------
Over the years, AWI was one of many defendants in asbestos-related property damage claims that were filed by public and private building owners, with six claims pending as of June 30, 2001. The previous claims that were resolved prior to the Filing resulted in aggregate indemnity obligations of less than $10 million. To date, all payments of these obligations have been entirely covered by insurance. The pending cases present allegations of damage to the plaintiffs' buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures for removal and replacement of such products. In the second quarter of 2000, AWI was served with a lawsuit seeking class certification of Texas residents who own property with asbestos-containing products. This case includes allegations that AWI asbestos-containing products caused damage to buildings and generally seeks compensatory damages and equitable relief, including testing, reimbursement for removal and diminution of property value. AWI vigorously denies the validity of the allegations against it in these actions and, in any event, believes that any costs will be covered by insurance. Continued prosecution of these actions and the commencement of any new asbestos property damage actions are stayed due to the Filing. In March 2002, the Court allowed certain alleged holders of asbestos property damage claims to file a class proof of claim against AWI. The Court set schedules to determine whether the proposed class should be certified and whether asbestos-containing resilient floor covering products give rise to property damage liability. Consistent with prior periods and due to increased uncertainty, AWI has not recorded any liability related to these claims as of December 31, 2001. See Note 2 for further discussion of the property damage claims in response to the August 31, 2001 claims bar date in the Chapter 11 Case. A separate creditors' committee representing the interests of property damage asbestos claimants has been appointed in the Chapter 11 Case.

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

Insurance Asset
---------------
An insurance asset in respect of asbestos personal injury claims in the amount of $214.1 million is recorded as of March 31, 2002 and December 31, 2001. Of the total recorded asset at December 31, 2001, approximately $49.5 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI's belief in the availability of insurance in this amount, based upon AWI's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $82 million of the $214.1 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the liability. Of the $214.1 million asset, $24.0 million has been recorded as a current asset as of March 31, 2002 reflecting management's estimate of the minimum insurance payments to be received in the next 12 months.

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

Cash Flow Impact
----------------
As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related claims in 2002 or 2001. AWI did not receive any asbestos-related insurance recoveries during the first quarter of 2002 or 2001. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements.

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


NOTE 11. ENVIRONMENTAL LIABILITIES
----------------------------------
Most of Armstrong's manufacturing and certain of Armstrong's research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. Armstrong has made, and intends to continue to make, necessary expenditures for compliance with applicable environmental requirements at its operating facilities. Armstrong anticipates that annual expenditures for those purposes will not change materially from recent experience. Armstrong does not anticipate that it will incur significant capital expenditures in order to meet the requirements of the Clean Air Act of 1990 and the final implementing regulations promulgated by various state agencies. However, applicable requirements under the Clean Air Act and other federal and state environmental laws continue to change. Until all new regulatory requirements are known, Armstrong cannot predict with certainty future capital expenditures associated with compliance with environmental requirements.

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

Liabilities of $16.2 million at March 31, 2002 and $16.6 million at December 31, 2001 were for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $6.4 million of the March 31, 2002 and December 31, 2001 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, such prepetition liabilities that do not preserve company assets are addressed in the Chapter 11 Case.

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


NOTE 12. DIFFERENCES BETWEEN ARMSTRONG HOLDINGS INC. AND ARMSTRONG WORLD
------------------------------------------------------------------------
          INDUSTRIES, INC.
          ----------------
The difference between the condensed consolidated financial statements is primarily due to stock activity and intercompany transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

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

Bar Date for Filing Claims
--------------------------
The Court established August 31, 2001 as the bar date for all claims against AWI except for certain specified claims. A bar date is the date by which claims against AWI must be filed if the claimants wish to participate in any distribution from the Chapter 11 Case. The Court extended the bar date for claims from the U.S. Internal Revenue Service until March 29, 2002, which AWI expects will be extended to June 28, 2002, and for claims from several environmental agencies until the second quarter of 2002. In March 2002, the Court ruled that the time to file claims related to asbestos property damage would not be further extended, but allowed certain alleged holders of asbestos property damage claims to file a class proof of claim against AWI. The Court set schedules to determine whether the proposed class should be certified and whether asbestos-containing resilient floor covering products give rise to property damage liability. A bar date for asbestos-related personal injury claims has not been set.

Approximately 4,500 proofs of claim (including late-filed claims) totaling approximately $6.0 billion alleging a right to payment from AWI were filed with the Court in response to the August 31, 2001 bar date, which are discussed below. AWI continues to investigate claims to determine their validity. The Court will ultimately determine liability amounts that will be allowed as part of the Chapter 11 process.

In its ongoing review of the filed claims, AWI already identified and successfully objected to approximately 1,100 claims totaling $1.5 billion. These claims were, primarily, duplicate filings, claims that were subsequently amended or claims that are not related to AWI. The Court disallowed these claims with prejudice.

In addition to the objected claims described above, approximately 1,000 proofs of claim totaling approximately $1.8 billion are pending with the Court that are associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI's participation in the Center for Claims Resolution ("the Center"). As stated above, the bar date of August 31, 2001 did not apply to asbestos-related personal injury claims. AWI will address all asbestos-related claims in the future within the Chapter 11 process. See further discussion regarding AWI's liability for asbestos-related matters in
Note 10 of the condensed consolidated financial statements.

Approximately 600 proofs of claim totaling approximately $0.9 billion alleging asbestos-related property damage are pending with the Court. Most of these claims are new to AWI and many were submitted with insufficient documentation to assess their validity. AWI petitioned the Court to disallow approximately 50 claims totaling approximately $0.5 billion. The Court denied AWI's motion and will address the validity of these claims at a future date. AWI expects to continue vigorously defending any asserted asbestos-related property damage claims in the Court. AWI believes that it has a significant amount of existing insurance coverage available for asbestos-related property damage liability, with the amount ultimately available dependent upon, among other things, the profile of the claims that may be allowed by the Court. AWI's history of property damage litigation prior to the Chapter 11 filing is described in Note 10 of the condensed consolidated financial statements.

Approximately 1,800 claims totaling approximately $1.8 billion alleging a right to payment for financing, environmental, trade debt and other claims are pending with the Court. For these categories of claims, AWI has previously recorded approximately $1.6 billion in liabilities. AWI continues to investigate the claims to determine their validity.

AWI continues to evaluate claims filed in the Chapter 11 Case. AWI has recorded liability amounts for those claims that can be reasonably estimated and for which it believes are probable of being allowed by the Court. At this time, it is impossible to reasonably estimate the value of all the claims that will ultimately be allowed by the Court. However, it is likely the value of the claims ultimately allowed by the Court will be in excess of amounts presently recorded by AWI and will be material to AWI's financial position and the results of its operations. However, AWI is not able to determine a range of possible liability with any reasonable degree of accuracy, due to the uncertainties of the Chapter 11 process, the in-progress state of AWI's investigation of submitted claims and the lack of documentation submitted in support of many claims.

Financing
---------
As of March 31, 2002, AWI had no outstanding debt borrowings under its $200 million debtor-in-possession credit facility (the "DIP Facility") and AWI had $177.6 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. As of March 31, 2002, AWI had approximately $9.9 million in letters of credit which were issued pursuant to the DIP Facility. Borrowings are limited to an adjusted amount of receivables, inventories and PP&E. AWI believes that the DIP Facility, together with cash generated from operations, will be more than adequate to address its liquidity needs. Borrowings under the DIP Facility, if any, and obligations to reimburse draws upon the letters of credit constitute superpriority administrative expense claims in the Chapter 11 Case. The DIP Facility is scheduled to expire on December 6, 2002.

Accounting Impact
-----------------
AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying condensed consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. See
Note 3 for detail of the liabilities subject to compromise at March 31, 2002 and December 31, 2001. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI's prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI's estimated liability for personal injury asbestos claims is also recorded in liabilities subject to compromise. See Note 10 for further discussion of AWI's asbestos liability.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities in the first quarter of 2002 and 2001:

                                                        Three Months Ended    Three Months Ended
(amounts in millions)                                     March 31, 2002        March 31, 2001
---------------------                                  --------------------  --------------------
Professional fees                                              $  6.9               $  5.8
Interest income, post petition                                   (0.8)                (1.7)
Reductions to prepetition liabilities                              --                 (1.9)
Other expense directly related to bankruptcy, net                 0.1                  0.8
                                                             ----------           ----------
Total Chapter 11 reorganization costs, net                     $  6.2               $  3.0
                                                             ==========           ==========

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

Financial Condition and Liquidity
---------------------------------
As shown on the condensed consolidated balance sheets, Armstrong had cash and cash equivalents of $261.7 million at March 31, 2002. Working capital was $787.0 million as of March 31, 2002, $37.1 million higher than the $749.9 million recorded at the end of 2001. The ratio of current assets to current liabilities was 3.10 to 1 as of March 31, 2002, compared with 3.06 to 1 as of December 31, 2001. The increases were primarily the result of higher accounts receivable and inventory balances, offset by a decrease in cash and an increase in income taxes payable.

Long-term debt, excluding debt subject to compromise, was $48.5 million, or 5.6% of total capital at March 31, 2002, compared with $50.3 million, or 6.0% of total capital, at the end of 2001. All other outstanding prepetition long-term debt is owed by entities that filed for Chapter 11 protection, and therefore has been classified as liabilities subject to compromise at March 31, 2002 and December 31, 2001.

As shown on the condensed consolidated statements of cash flows, net cash used for operating activities for the three months ended March 31, 2002, was $2.6 million compared with cash provided by operating activities of $5.6 million for the comparable period in 2001. The increase in cash used was primarily due to the net effect of comparatively smaller increases in receivables and inventories as offset by decreases in accounts payable and accrued expenses.

Net cash used for investing activities was $15.2 million for the three months ended March 31, 2002, compared with net cash used for investing activities of $17.3 million for the three months ended March 31, 2001. The decrease was primarily due to lower purchases of property, plant and equipment and computer software.

Net cash provided by financing activities was $2.5 million for the three months ended March 31, 2002 compared with cash used for financing activities of $8.8 million for the three months ended March 31, 2001. The decrease in cash used was primarily due to increased short-term debt.

AHI's liquidity needs for operations vary throughout the year. Therefore, AHI retains lines of credit to draw upon as needed to meet these needs. There were no outstanding borrowings under the DIP Facility as of March 31, 2002 or March 31, 2001.

Asbestos-related Litigation
---------------------------
The following is a summary update of asbestos-related litigation; see Item 3 of Armstrong's 2001 Form 10-K filing for additional information.

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

As of September 30, 2000, AWI had recorded a liability of $758.8 million for its asbestos-related personal injury liability that it determined was probable and estimable through 2006. Due to the increased uncertainty created as a result of the Filing, no change has been made to the previously recorded liability except to record payments of $68.2 million against that accrual in October and November 2000. The asbestos-related personal injury liability balance recorded at March 31, 2002 and December 31, 2001 is $690.6 million, which is recorded in liabilities subject to compromise. Due to the uncertainties created as a result of the Filing and how the liability may be resolved, it is not possible to reasonably estimate the ultimate liability. It is likely, however, that the actual liability will be significantly higher than the recorded liability. As the Chapter 11 Case proceeds, there should be more clarity as to the extent of the liability.

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

Asbestos-Related property Damage Litigation
-------------------------------------------
Over the years, AWI was one of many defendants in asbestos-related property damage claims that were filed by public and private building owners, with six claims pending as of June 30, 2001. The previous claims that were resolved prior to the Filing resulted in aggregate indemnity obligations of less than $10 million. To date, all payments of these obligations have been entirely covered by insurance. The pending cases present allegations of damage to the plaintiffs' buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures for removal and replacement of such products. In the second quarter of 2000, AWI was served with a lawsuit seeking class certification of Texas residents who own property with asbestos-containing products. This case includes allegations that AWI asbestos-containing products caused damage to buildings and generally seeks compensatory damages and equitable relief, including testing, reimbursement for removal and diminution of property value. AWI vigorously denies the validity of the allegations against it in these actions and, in any event, believes that any costs will be covered by insurance. Continued prosecution of these actions and the commencement of any new asbestos property damage actions are stayed due to the Filing. In March 2002, the Court allowed certain alleged holders of asbestos property damage claims to file a class proof of claim against AWI. The Court set schedules to determine whether the proposed class should be certified and whether asbestos-containing resilient floor covering products give rise to property damage liability. Consistent with prior periods and due to increased uncertainty, AWI has not recorded any liability related to these claims as of December 31, 2001. See Note 2 for further discussion of the property damage claims in response to the August 31, 2001 claims bar date in the Chapter 11 Case. A separate creditors' committee representing the interests of property damage asbestos claimants has been appointed in the Chapter 11 Case.

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

Insurance Asset
---------------
An insurance asset in respect of asbestos personal injury claims in the amount of $214.1 million is recorded as of March 31, 2002 and December 31, 2001. Of the total recorded asset at December 31, 2001, approximately $49.5 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI's belief in the availability of insurance in this amount, based upon AWI's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $82 million of the $214.1 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the liability. Of the $214.1 million asset, $24.0 million has been recorded as a current asset as of March 31, 2002 reflecting management's estimate of the minimum insurance payments to be received in the next 12 months.

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

Cash Flow Impact
----------------
As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related claims in 2002 or 2001. AWI did not receive any asbestos-related insurance recoveries during the first quarter of 2002 or 2001. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements.

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

New Accounting Pronouncements
-----------------------------
In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." The statement establishes standards for accounting for an obligation associated with the retirement of a long-lived asset. The standard is effective for fiscal years beginning after June 15, 2002. While AHI is finalizing its review of this statement, adoption of this statement is not expected to have a material impact on AHI's consolidated results of operations or financial condition.

Consolidated Results
--------------------
The following discussions of consolidated results are on a continuing operations basis.

Net sales in the first quarter of 2002 of $747.6 million were 4.1% lower compared with net sales of $779.9 million in the first quarter of 2001. Resilient Flooring net sales decreased 3.5%. Building Products net sales decreased by 9.5%. Wood Flooring net sales increased by 3.9%. Cabinets increased by 4.1%. Textiles and Sports Flooring decreased 15.2%. Net sales decreased 0.8%, 12.5% and 15.2% in the Americas, Europe, and the Pacific Area, respectively. Excluding the effect of foreign exchange rates, consolidated net sales decreased 3.0% and Europe net sales decreased 8.6%. (See Industry Segment Results for further discussion.)

Operating income in the first quarter of 2002 was $40.5 million compared to $43.3 million in the first quarter of 2001. (See Industry Segment Results for further discussion.) The first quarter of 2002 was negatively impacted by a $4.9 million decreased pension credit. The first quarter of 2001 includes $5.7 million of goodwill amortization, which, as a result of adopting FAS 142 effective January 1, 2002, is no longer amortizable and has no corresponding cost in 2002. See Note 7 of the condensed consolidated financial statements for further discussion of FAS 142.

Cost of goods sold for the first quarter of 2002 was 74.0% of net sales, compared to 74.7% for the first quarter of 2001. The percent reduction was due to decreases in raw material and energy costs, partially offset by the impact of lower sales and higher medical costs. Cost of goods sold in the first quarter of 2002 was negatively impacted by a $2.6 million decreased pension credit, offset by changes in long-term disability benefit policies for certain employees that resulted in a benefit of $4.2 million.

Selling, general and administrative ("SG&A") expenses in the first quarter of 2002 were $158.6 million or 21.2% of net sales, compared to $147.5 million or 18.9% of net sales in the first quarter of 2001. The increase in SG&A was primarily due to higher overall advertising and medical expenses and a $2.3 million decreased pension credit, partially offset by the impact of changes in long-term disability benefit policies for certain employees that resulted in a benefit of $1.1 million during the first quarter of 2002. The first quarter 2001 includes $0.2 million of amortization on intangible assets, which, as a result of adopting FAS 142 effective January 1, 2002, is no longer amortizable and has no corresponding cost in 2002. See Note 7 of the condensed consolidated financial statements for further discussion of FAS 142.

Armstrong also recorded net restructuring costs of $0.5 million in the first quarter of 2002, which included severance benefits for eleven employees in the Textiles and Sports Flooring segment, as a result of further streamlining of the organization. This reorganization is expected to result in $0.3 million annual savings. This charge continued the efforts initiated in the fourth quarter of 2001. Restructuring charges in the first quarter of 2001 were $5.4 million, relating to severance and enhanced retirement benefits for more than 50 corporate and line-of-business salaried staff positions, as a result of streamlining the organization, to reflect staffing needs for current business conditions.

Interest expense of $3.5 million in the first quarter of 2002 was slightly higher than interest expense of $3.4 million in the first quarter of 2001. In accordance with SOP 90-7, Armstrong did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $21.4 million in the first quarters of 2002 and 2001.

Other income, net was $0.5 million in the first quarter of 2002 compared to $3.8 million for the first quarter of 2001. The 2001 other income, net was primarily due to fair value gains related to foreign currency exchange forward contracts.

Armstrong recorded $6.2 million of Chapter 11 reorganization costs, net in the first quarter of 2002 compared to $3.0 million in the first quarter of 2001. See "Proceedings Under Chapter 11" for details of the Chapter 11 reorganization costs, net.

Earnings from continuing operations in the first quarter of 2002 were $21.9 million, or $0.54 per diluted share, compared to adjusted earnings from continuing operations (excluding $5.9 million of amortization on goodwill and certain intangible assets) of $31.1 million, or $0.76 per diluted share, in the first quarter of 2001.

The effective tax rate from continuing operations for the first quarter of 2002 was 30.0% versus 38.1% for the first quarter of 2001. This decrease was related to a reduction in a valuation allowance provided against deferred taxes on foreign tax credit carryforwards due to the enhanced ability to claim these credits and the elimination of the negative tax impact recorded in 2001 on non-deductible goodwill amortization. These two benefits were offset partially by an increase for state taxes related primarily to certain benefits recorded in 2001.

Net earnings were $21.9 million, or $0.54 per diluted share for the first quarter of 2002, compared to adjusted net earnings (excluding $5.9 million of amortization on goodwill and certain intangible assets) of $26.2 million, or $0.64 per diluted share in the first quarter of 2001.

Industry Segment Results
------------------------

Resilient Flooring
------------------
Resilient Flooring net sales were $280.9 million and $291.1 million in the first quarter 2002 and 2001, respectively. This 3.5% decrease primarily resulted from an increase in the Americas net sales of 1.1%, offset by decreases due to a soft European market and unfavorable effects of foreign exchange rates. Excluding the effects of foreign exchange rates, Resilient Flooring net sales decreased 2.4%. The Americas increase in net sales was due to higher sales of residential sheet products, offset by decreases in the remaining product categories. Excluding the effects of foreign exchange rates, net sales in Europe were 9.4% below the first quarter of 2001 due to lower sales volume in Germany and Sweden. Pacific Area net sales decreased $0.8 million versus the 2001 period. Operating income of $18.8 million in the first quarter of 2002 compared to $20.2 million in the first quarter of 2001. This decrease was the net effect of lower net sales and higher medical and advertising expenses, partially offset by lower raw material costs. The impact of changes in long-term disability benefit policies for certain employees resulted in a benefit of $3.1 million during the first quarter of 2002. Operating income in the first quarter of 2001 also included $1.9 million of employee severance costs related to restructuring efforts.

Building Products
-----------------
Building Products net sales of $195.5 million in the first quarter of 2002 decreased from $216.1 million in the first quarter of 2001 primarily due to volume declines in commercial construction markets. Operating income increased $4.2 million to $22.7 million in first quarter of 2002 as lower energy costs outweighed the impact of the sales volume decline. The impact of changes in long-term disability benefit policies for certain employees resulted in a benefit of $1.2 million during the first quarter of 2002. Operating income in the first quarter of 2001 also included $1.1 million of employee severance costs related to restructuring efforts.

Wood Flooring
-------------
Wood Flooring net sales of $160.9 million in the first quarter of 2002 increased from net sales of $154.9 million in the first quarter of 2001. This 3.9% increase was driven primarily by increased volume in both independent and large home center distributors. Operating income of $8.7 million in the first quarter of 2002 compared to operating income of $5.2 million in the first quarter of 2001. Excluding $4.9 million of goodwill amortization expense recorded in the first quarter of 2001, operating income would have been $10.1 million. The decrease in operating income was primarily driven by higher selling and advertising expenses, partially offset by higher sales and lower lumber costs.

Cabinets
--------
Cabinets net sales of $56.3 million in the first quarter of 2002 increased from net sales of $54.1 million in the first quarter of 2001 due to a favorable product mix. Operating income of $3.2 million in the first quarter of 2002 compared to operating income of $4.5 million in the first quarter of 2001. The decrease was related to higher labor costs, including post retirement benefits.

Textiles and Sports Flooring
----------------------------
Textiles and Sports Flooring net sales of $54.0 million decreased in the first quarter of 2002 compared to $63.7 million in the first quarter of 2001. Excluding the impact of unfavorable foreign exchange rates, net sales decreased 10.7% primarily due to the weak European market negatively impacting sales volume. An operating loss of $1.9 million in the first quarter of 2002 was incurred compared to operating income of $2.3 million in the first quarter of 2001, primarily due to the impact of lower sales volume. Operating income in the first quarter of 2002 also included $0.5 million of employee severance costs related to restructuring efforts.

All Other
---------
The All Other segment contributed operating income of $0.6 million for the first quarter of 2002 resulting from the equity investment in Interface Solutions, Inc. There was no operating income or loss for the comparable period of 2001.

Unallocated Corporate Expense
-----------------------------
Unallocated corporate expense of $11.6 million in the first quarter of 2002 compared to $7.4 million in the first quarter of 2001. This increase resulted primarily due to a $4.9 million decreased pension credit and by higher unallocated administrative expenses. Additionally, the first quarter of 2001 included $2.4 million of employee severance costs related to restructuring efforts.

                           Part II - Other Information
                           ---------------------------

Item 1.  Legal Proceedings
-------  -----------------

ASBESTOS-RELATED LITIGATION
---------------------------
The following is a summary update of asbestos-related litigation; see Item 3 of Armstrong's 2001 Form 10-K filing for additional information.

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

As of September 30, 2000, AWI had recorded a liability of $758.8 million for its asbestos-related personal injury liability that it determined was probable and estimable through 2006. Due to the increased uncertainty created as a result of the Filing, no change has been made to the previously recorded liability except to record payments of $68.2 million against that accrual in October and November 2000. The asbestos-related personal injury liability balance recorded at March 31, 2002 and December 31, 2001 is $690.6 million, which is recorded in liabilities subject to compromise. Due to the uncertainties created as a result of the Filing and how the liability may be resolved, it is not possible to reasonably estimate the ultimate liability. It is likely, however, that the actual liability will be significantly higher than the recorded liability. As the Chapter 11 Case proceeds, there should be more clarity as to the extent of the liability.

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

Asbestos-Related Property Damage Litigation
-------------------------------------------
Over the years, AWI was one of many defendants in asbestos-related property damage claims that were filed by public and private building owners, with six claims pending as of June 30, 2001. The previous claims that were resolved prior to the Filing resulted in aggregate indemnity obligations of less than $10 million. To date, all payments of these obligations have been entirely covered by insurance. The pending cases present allegations of damage to the plaintiffs' buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures for removal and replacement of such products. In the second quarter of 2000, AWI was served with a lawsuit seeking class certification of Texas residents who own property with asbestos-containing products. This case includes allegations that AWI asbestos-containing products caused damage to buildings and generally seeks compensatory damages and equitable relief, including testing, reimbursement for removal and diminution of property value. AWI vigorously denies the validity of the allegations against it in these actions and, in any event, believes that any costs will be covered by insurance. Continued prosecution of these actions and the commencement of any new asbestos property damage actions are stayed due to the Filing. In March 2002, the Court allowed certain alleged holders of asbestos property damage claims to file a class proof of claim against AWI. The Court set schedules to determine whether the proposed class should be certified and whether asbestos-containing resilient floor covering products give rise to property damage liability. Consistent with prior periods and due to increased uncertainty, AWI has not recorded any liability related to these claims as of December 31, 2001. See Note 2 for further discussion of the property damage claims in response to the August 31, 2001 claims bar date in the Chapter 11 Case. A separate creditors' committee representing the interests of property damage asbestos claimants has been appointed in the Chapter 11 Case.

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

Insurance Asset
---------------
An insurance asset in respect of asbestos personal injury claims in the amount of $214.1 million is recorded as of March 31, 2002 and December 31, 2001. Of the total recorded asset at December 31, 2001, approximately $49.5 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI's belief in the availability of insurance in this amount, based upon AWI's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $82 million of the $214.1 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the liability. Of the $214.1 million asset, $24.0 million has been recorded as a current asset as of March 31, 2002 reflecting management's estimate of the minimum insurance payments to be received in the next 12 months.

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

Cash Flow Impact
----------------
As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related claims in 2002 or 2001. AWI did not receive any asbestos-related insurance recoveries during the first quarter of 2002 or 2001. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements.

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

Liabilities of $16.2 million at March 31, 2002 and $16.6 million at December 31, 2001 were for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $6.4 million of the March 31, 2002 and December 31, 2001 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, such prepetition liabilities that do not preserve company assets are addressed in the Chapter 11 Case.

The estimated liabilities do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation.

Actual costs to be incurred at identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental liabilities. Subject to the imprecision in estimating environmental remediation costs, Armstrong believes that any sum it may have to pay in connection with environmental matters in excess of the amounts noted above would not have a material adverse effect on its financial condition or liquidity, although the recording of future costs may be material to earnings in such future period.

Item 6. - Exhibits and Reports on Form 8-K
------- - --------------------------------

     (a) The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

             Exhibits
             --------

             No.  15 Awareness Letter from Independent Auditors

     (b)  No reports on Form 8-K were filed in the first quarter of 2002.

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

                                   Armstrong Holdings, Inc.
                                   Armstrong World Industries, Inc.

                          By:       /s/ Leonard A. Campanaro
                                   --------------------------------------------
                                   Leonard A. Campanaro, Senior Vice President,
                                   Chief Financial Officer


                          By:       /s/ John N. Rigas
                                   -------------------------------------
                                   John N. Rigas, Senior Vice President,
                                   Secretary and General Counsel


                         By:       /s/ William C. Rodruan
                                  -----------------------------------------
                                  William C. Rodruan, Vice President and
                                  Controller (Principal Accounting Officer)


Date:  April 30, 2002

                                  Exhibit Index
                                  -------------

Exhibit No.
-----------

No. 15            Awareness Letter from Independent Auditors