Form 10-Q
period 2002-06-30
ARMSTRONG WORLD INDUSTRIES INC; ARMSTRONG HOLDINGS INC /PA/
filed 2002-08-08
CIK 7431, 1109304

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ___________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes  X              No_____
                                                  ---

Number of shares of Armstrong Holdings, Inc.'s common stock outstanding as of July 15, 2002 - 40,690,456.

                                TABLE OF CONTENTS
                                -----------------

SECTION                                                                          PAGES
-------                                                                          -----
Cautionary Factors ...........................................................   3 - 4


PART I - FINANCIAL INFORMATION
------------------------------
Item 1.    Condensed Consolidated Financial Statements
                 Armstrong Holdings, Inc., and Subsidiaries ..................   5 - 23
                 Independent Accountants' Review Report ......................       24
                 Armstrong World Industries, Inc., and Subsidiaries ..........  25 - 43

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations .........................................  44 - 54



PART II - OTHER INFORMATION
---------------------------
Item 1.    Legal Proceedings .................................................  55 - 60

Item 6.    Exhibits and Reports on Form 8-K ..................................       61



Signatures ...................................................................       62

Cautionary Factors That May Affect Future Results
(Cautionary Statements Under the Private Securities Litigation Reform Act of
1995)

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

We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. However, you should consult any further disclosures we make on related subjects in Forms 10-Q, 8-K, 10-K or other reports filed with the SEC. Also note the following cautionary discussion of risks and uncertainties relevant to our businesses. These are some of the factors that could potentially cause actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect our businesses.

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

..    A portion of our revenues and earnings are exposed to changes in foreign currency exchange rates.

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

..    International operations could be affected by changes in intellectual property legal protections and remedies, trade regulations, tariff classifications or duty rates, and procedures and actions affecting production, pricing and marketing of products, as well as by unstable governments and legal systems, intergovernmental disputes and possible nationalization.

..    Business combinations among our competitors or suppliers could affect our competitive position in any of our business units. Similarly, combinations or alliances among our major customers could increase their purchasing power in dealing with us. And, of course, if we should enter into one or more business combinations, our business, finances and capital structure could be affected.

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

..    Revenues and earnings could be affected by various worldwide economic and political factors, changes in the competitive structures of the markets, variations in residential and commercial construction rates, and economic growth rates in various areas of the world in which we do business. These factors could affect the end-use markets for our products in various parts of the world.

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

..    Revenues and earnings could be affected by business decisions and business conditions that impact our major customers and distribution network. For example, a significant portion of our revenue in North America comes from sales to major home center retailers. Changes in their buying decisions could affect our sales and profits.

                         Part 1 - Financial Information
                         ------------------------------
                         Item 1 - Financial Statements
                         ------------------------------

                   Armstrong Holdings, Inc., and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                     (in millions, except per share amounts)
                                    Unaudited

                                                                                      Three Months Ended        Six Months Ended
                                                                                           June 30,                 June 30,
                                                                                      2002          2001        2002         2001
                                                                                      ----          ----        ----         ----
Net sales                                                                            $   825.2  $   814.2  $   1,572.8  $   1,594.1
Cost of goods sold                                                                       617.6      594.0      1,171.0      1,176.4
                                                                                     ---------  ---------  -----------  -----------
Gross profit                                                                             207.6      220.2        401.8        417.7

Selling, general and administrative expenses                                             156.3      152.3        314.9        299.8
Charge for asbestos liability, net                                                           -        6.0            -          6.0
Restructuring and reorganization charges (reversals), net                                  2.2       (1.3)         2.7          4.1
Goodwill amortization                                                                        -        5.7            -         11.4
Equity (earnings) from affiliates, net                                                    (6.5)      (4.6)       (11.9)        (9.0)
                                                                                     ---------  ---------  -----------  -----------
Operating income                                                                          55.6       62.1         96.1        105.4

Interest expense (unrecorded contractual interest
  of $21.4, $21.5, $42.8, and $42.9)                                                       3.3        3.5          6.8          6.9
Other (income) expense, net                                                               (0.1)       3.1         (0.6)        (0.7)
Chapter 11 reorganization costs (income), net                                              6.3       (0.5)        12.5          2.5
                                                                                     ---------  ---------  -----------  -----------

Earnings from continuing operations before income taxes and
  cumulative effect of a change in accounting principle                                   46.1       56.0         77.4         96.7
Income tax expense                                                                        18.4       21.5         27.8         37.0
                                                                                     ---------  ---------  -----------  -----------
Earnings from continuing operations before cumulative
  effect of a change in accounting principle                                              27.7       34.5         49.6         59.7
Cumulative effect of a change in accounting principle, net of tax of $2.2                    -          -       (593.8)           -
                                                                                     ---------  ---------  -----------  -----------

Earnings (loss) from continuing operations                                           $    27.7  $    34.5  $    (544.2) $      59.7
                                                                                     ---------  ---------  -----------  -----------
Net loss on sale of discontinued business, net of tax of $0.0                                -       (0.9)           -         (0.9)
Net loss on expected disposal of discontinued operations, net of tax of $0.0                 -          -            -         (3.3)
Net reversal of income on discontinued operations no longer
  to be disposed, net of tax of $1.3 and $1.6                                                -       (1.5)           -         (3.1)
                                                                                     ---------  ---------  -----------  -----------
Loss from discontinued operations                                                            -       (2.4)           -         (7.3)
                                                                                     ---------  ---------  -----------  -----------

Net earnings (loss)                                                                  $    27.7  $    32.1  $    (544.2) $      52.4
                                                                                     =========  =========  ===========  ===========
Earnings per share of common stock, continuing operations before cumulative effect of a change in accounting principle:
    Basic                                                                            $    0.68  $    0.85  $      1.22  $      1.48
    Diluted                                                                          $    0.68  $    0.84  $      1.22  $      1.46

Loss per share of common stock, cumulative effect of a change in accounting principle:
    Basic                                                                            $       -  $       -  $    (14.66) $         -
    Diluted                                                                          $       -  $       -  $    (14.66) $         -

Loss per share of common stock, discontinued operations:
    Basic                                                                            $       -  $   (0.06) $         -  $     (0.18)
    Diluted                                                                          $       -  $   (0.06) $         -  $     (0.18)

Net earnings (loss) per share of common stock:
    Basic                                                                            $    0.68  $    0.79  $    (13.44) $      1.30
    Diluted                                                                          $    0.68  $    0.78  $    (13.44) $      1.28

Average number of common shares outstanding:
    Basic                                                                                 40.5       40.4         40.5         40.4
    Diluted                                                                               40.7       40.9         40.7         40.9

See accompanying notes to condensed consolidated financial statements beginning on page 9.

                   Armstrong Holdings, Inc., and Subsidiaries
                      Condensed Consolidated Balance Sheets
                     (amounts in millions except share data)

                                                                                  Unaudited
                                    Assets                                      June 30, 2002     December 31, 2001
                                    ------                                      -------------     -----------------
Current assets:
 Cash and cash equivalents                                                        $    345.5           $    277.4
 Accounts and notes receivable, net                                                    389.8                316.5
 Inventories, net                                                                      458.1                443.1
 Deferred income taxes                                                                  11.5                 11.5
 Other current assets                                                                   73.0                 64.1
                                                                                  ----------           ----------
         Total current assets                                                        1,277.9              1,112.6

Property, plant and equipment, less accumulated depreciation and
 amortization of $1,233.6 and $1,143.3, respectively                                 1,284.8              1,278.6

Insurance receivable for asbestos-related liabilities, noncurrent                      174.1                192.1
Prepaid pension costs                                                                  415.5                392.9
Investment in affiliates                                                                43.6                 39.6
Goodwill, net                                                                          235.2                822.8
Other intangibles, net                                                                  90.5                 94.1
Other noncurrent assets                                                                108.9                105.4
                                                                                  ----------           ----------
         Total assets                                                             $  3,630.5           $  4,038.1
                                                                                  ==========           ==========

 Liabilities and Shareholders' Equity
 ------------------------------------
Current liabilities:
 Short-term debt                                                                  $     29.7           $     18.9
 Current installments of long-term debt                                                  6.7                  6.1
 Accounts payable and accrued expenses                                                 350.2                298.6
 Income taxes                                                                           59.4                 40.8
                                                                                  ----------           ----------
         Total current liabilities                                                     446.0                364.4
                                                                                  ----------           ----------

Liabilities subject to compromise                                                    2,358.4              2,357.6

Long-term debt, less current installments                                               50.6                 50.3
Postretirement and postemployment benefit liabilities                                  249.8                244.4
Pension benefit liabilities                                                            168.7                148.9
Other long-term liabilities                                                             87.3                 84.9
Deferred income taxes                                                                   16.8                 18.4
Minority interest in subsidiaries                                                        9.1                  8.8
                                                                                  ----------           ----------
         Total noncurrent liabilities                                                2,940.7              2,913.3

Shareholders' equity:
 Common stock, $1 par value per share
    Authorized 200 million shares; issued 51,878,910 shares                             51.9                 51.9
 Capital in excess of par value                                                        167.4                166.8
 Reduction for ESOP loan guarantee                                                    (142.2)              (142.2)
 Retained earnings                                                                     700.1              1,244.3
 Accumulated other comprehensive loss                                                  (20.1)               (47.1)
 Less common stock in treasury, at cost
    2002 - 11,181,872 shares; 2001 - 11,176,617 shares                                (513.3)              (513.3)
                                                                                  ----------           ----------
         Total shareholders' equity                                                    243.8                760.4
                                                                                  ----------           ----------

         Total liabilities and shareholders' equity                               $  3,630.5           $  4,038.1
                                                                                  ==========           ==========


See accompanying notes to condensed consolidated financial statements beginning on page 9.

                   Armstrong Holdings, Inc., and Subsidiaries
            Condensed Consolidated Statements of Shareholders' Equity
                   (amounts in millions except per share data)
                                    Unaudited

                                                                       2002                   2001
                                                                       ----                   ----
Common stock, $1 par value:
--------------------------
Balance at beginning of year and June 30                          $     51.9                $    51.9
                                                                  ----------                ---------

Capital in excess of par value:
------------------------------
Balance at beginning of year                                      $    166.8                $   162.2
Stock issuances and other                                                0.6                      4.2
                                                                  ----------                ---------
Balance at June 30                                                $    167.4                $   166.4
                                                                  ----------                ---------

Reduction for ESOP loan guarantee:
---------------------------------
Balance at beginning of year and June 30                          $   (142.2)               $  (142.2)
                                                                  ----------                ---------

Retained earnings:
-----------------
Balance at beginning of year                                      $  1,244.3                $ 1,151.5
Net earnings (loss) for the six months                                (544.2)   $(544.2)         52.4   $ 52.4
                                                                  ----------                ---------
Balance at June 30                                                $    700.1                $ 1,203.9
                                                                  ----------                ---------

Accumulated other comprehensive income (loss):
---------------------------------------------
Balance at beginning of year                                      $    (47.1)               $   (45.2)
  Foreign currency translation adjustments                              26.1                     (7.4)
  Derivative gain (loss), net                                            3.8                     (1.4)
  Investment impairment                                                    -                      2.0
  Minimum pension liability adjustments                                 (2.9)                     0.6
                                                                  ----------                ---------
  Total other comprehensive income (loss)                               27.0       27.0          (6.2)    (6.2)
                                                                  ----------      -----     ---------     -----
Balance at June 30                                                $    (20.1)               $   (51.4)
                                                                  ----------                ---------

Comprehensive income (loss)                                                     $(517.2)                $ 46.2
---------------------------                                                     =======                 ======
Less treasury stock at cost:
---------------------------
Balance at beginning of year                                      $    513.3                $   513.1
Stock purchases                                                            -                     (0.1)
                                                                  ----------                ---------
Balance at June 30                                                $    513.3                $   513.0
                                                                  ----------                ---------

Total shareholders' equity                                        $    243.8                $   715.6
                                                                  ==========                =========

See accompanying notes to condensed consolidated financial statements beginning on page 9.

                   Armstrong Holdings, Inc., and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                              (amounts in millions)
                                    Unaudited

                                                                        Six Months Ended
                                                                             June 30,
                                                                        2002        2001
                                                                        ----        ----
Cash flows from operating activities:
 Net (loss) earnings                                                 $ (544.2)   $   52.4
 Adjustments to reconcile net earnings to net cash
     provided by operating activities:
   Cumulative effect of a change in accounting principle, net           593.8           -
   Depreciation and amortization                                         66.2        77.3
   Loss on expected disposal of discontinued operations                     -         3.3
   Loss on sale of businesses, net                                          -         0.9
   Deferred income taxes                                                 (1.6)       16.0
   Equity (earnings) from affiliates, net                               (11.9)       (9.0)
   Chapter 11 reorganization costs, net                                  12.5         2.5
   Chapter 11 reorganization payments                                   (10.0)       (6.6)
   Restructuring and reorganization charges, net                          2.7         4.1
   Restructuring and reorganization payments                             (0.9)       (7.4)
   Recoveries for asbestos-related claims, net                           16.0        16.0
   Charge for asbestos liability, net                                       -         6.0
Changes in operating assets and liabilities net of effects of reorganizations, restructuring, acquisitions and dispositions
   Increase in receivables                                              (59.7)      (52.4)
   (Increase)/decrease in inventories                                     5.2       (72.3)
   Increase in other current assets                                      (7.4)       (5.4)
   Increase in other noncurrent assets and prepaid pension costs        (22.1)      (33.8)
   Increase in accounts payable and accrued expenses                     36.0        58.8
   Increase in income taxes payable                                      18.6        12.5
   Increase in other long-term liabilities                               10.9         6.5
   Other, net                                                            (8.6)       17.5
                                                                     --------    --------
Net cash provided by operating activities                                95.5        86.9
                                                                     --------    --------

Cash flows from investing activities:
   Purchases of property, plant and equipment and computer software     (48.1)      (49.3)
   Acquisitions, net of cash acquired                                       -        (5.4)
   Distributions from equity affiliates                                   8.0         9.0
   Proceeds from the sale of assets                                       3.3         0.7
                                                                     --------    --------
Net cash used for investing activities                                  (36.8)      (45.0)
                                                                     --------    --------

Cash flows from financing activities:
   Increase/(decrease) in short-term debt, net                            8.8       (15.5)
   Payments of long-term debt                                            (1.9)       (0.7)
   Other, net                                                            (1.1)       (1.7)
                                                                     --------    --------
Net cash provided by (used for) financing activities                      5.8       (17.9)
                                                                     --------    --------

Effect of exchange rate changes on cash and cash equivalents              3.6        (2.6)
                                                                     --------    --------

Net increase in cash and cash equivalents                            $   68.1    $   21.4
Cash and cash equivalents at beginning of period                        277.4       159.1
                                                                     --------    --------

Cash and cash equivalents at end of period                           $  345.5    $  180.5
                                                                     ========    ========

See accompanying notes to condensed consolidated financial statements beginning on page 9.

                    Armstrong Holdings Inc., and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

NOTE 1.  BASIS OF PRESENTATION

Armstrong World Industries, Inc. ("AWI") is a Pennsylvania corporation incorporated in 1891, which together with its subsidiaries is referred to here as "Armstrong". Through its U.S. operations and U.S. and international subsidiaries, Armstrong designs, manufactures and sells flooring products (resilient, wood, carpeting and sports flooring) as well as ceiling systems, around the world. Armstrong products are sold primarily for use in the finishing, refurbishing and repair of residential, commercial and institutional buildings. Armstrong also designs, manufactures and sells kitchen and bathroom cabinets to single and multi family homebuilders and remodelers.

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

Operating results for the second quarter and first half of 2002 and the corresponding periods of 2001 included in this report are unaudited. However, these condensed consolidated financial statements have been reviewed by AHI's independent public accountants in accordance with established professional standards and procedures for a limited review of interim financial information. Certain prior year amounts have been reclassified to conform to the current year presentation.

In February 2001, AHI determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001 entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. Based on these events, the segment was classified as a discontinued operation starting with the fourth quarter of 2000. On June 12, 2001, negotiations with this investor were terminated. During the third quarter of 2001, AHI terminated its plans to permanently exit this segment. This decision was based on the difficulty encountered in selling the business, the changed cash needs of AHI and a review of our European strategy. Accordingly, this segment is no longer classified as a discontinued operation and amounts have been reclassified into operations as required by EITF Issue No. 90-16 - "Accounting for Discontinued Operations Subsequently Retained". All prior periods have been reclassified to conform to the current presentation. See Note 5 for further information.

In accordance with the Emerging Issues Task Force ("EITF") Issue No. 00-025, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer," effective January 1, 2002, AHI has reclassified $0.5 million and $0.3 million from selling, general and administrative expenses to a reduction of net sales for the first and second quarters of 2001, respectively.

Effective January 1, 2002, AHI adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." In the second quarter of 2002, AHI completed an assessment of goodwill and recorded a non-cash transitional impairment charge of $596.0 million ($593.8 million, net of tax) as of January 1, 2002. See Note 7 for further information.

Effective January 1, 2002, AHI adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which provides guidance on the accounting for the impairment or disposal of long-lived assets. AHI's current results of operations and financial position have not been affected.

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

NOTE 2.  CHAPTER 11 REORGANIZATION

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

AWI intends to address all prepetition claims, including all asbestos-related claims, in a plan of reorganization in its Chapter 11 Case. At this time, it is impossible to accurately predict how such a plan will treat such claims and how a plan will impact the value of shares of common stock of AHI. Under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full or unless creditors accept a reorganization plan which permits holders of equity interests to participate. The formulation and implementation of a plan of reorganization in the Chapter 11 Case could take a significant period of time. Currently, AWI has the exclusive right to file a plan of reorganization until October 4, 2002, and this date may be further extended by the Court.

Since AHI and AWI filed their Form 10-Q for the quarterly period ended March 31, 2002, there has been no substantive progress in AWI's negotiations with the asbestos personal injury claimants and the unsecured creditors committees with respect to the principal elements of a reorganization plan. It is not possible to predict whether these negotiations will be successful. Therefore, the timing of resolution of the Chapter 11 Case remains highly uncertain.

Bar Date for Filing Claims

The Court established August 31, 2001 as the bar date for all claims against AWI except for certain specified claims. A bar date is the date by which claims against AWI must be filed if the claimants wish to participate in any distribution from the Chapter 11 Case. The Court had extended the bar date for claims from the U.S. Internal Revenue Service until June 28, 2002, and a proof of claim was received. The Court has also extended the bar date for claims from several environmental agencies until the third quarter of 2002. In March 2002, the Court allowed certain alleged holders of asbestos property damage claims to file a class proof of claim against AWI. In July 2002, the Court denied the certification of the proposed class and held that the plaintiffs' proof of claim shall only be effective as to the named claimants. A bar date for asbestos-related personal injury claims has not been set.

Approximately 4,500 proofs of claim (including late-filed claims) totaling approximately $6.0 billion alleging a right to payment from AWI were filed with the Court in response to the August 31, 2001 bar date, which are discussed below. AWI continues to investigate claims. The Court will ultimately determine liability amounts that will be allowed as part of the Chapter 11 process.

In its ongoing review of the filed claims, AWI has identified and successfully objected to approximately 1,200 claims totaling $1.6 billion. These claims were, primarily, duplicate filings, claims that were subsequently amended or claims that are not related to AWI. The Court disallowed these claims with prejudice.

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

Approximately 600 proofs of claim totaling approximately $0.8 billion alleging asbestos-related property damage are pending with the Court. Most of these claims were new to AWI and many were submitted with insufficient documentation to assess their validity. As part of determining whether AWI asbestos containing resilient floor covering products give rise to property damage liability, the Court will conduct an initial hearing on September 26 - 27, 2002 to decide the type of scientific testing allowable under the Federal Rules of Evidence to prove or disprove whether such products cause building contamination. AWI expects to continue vigorously defending any asserted asbestos-related property damage claims in the Court. AWI believes that it has a significant amount of existing insurance coverage available for asbestos-related property damage liability, with the amount ultimately available dependent upon, among other things, the profile of the claims that may be allowed by the Court. AWI's history of property damage litigation prior to the Chapter 11 filing is described in Note 10 of the condensed consolidated financial statements.

Approximately 1,700 claims totaling approximately $1.8 billion alleging a right to payment for financing, environmental, trade debt and other claims are pending with the Court. For these categories of claims, AWI has previously recorded approximately $1.6 billion in liabilities. AWI continues to investigate the claims to determine their validity.

AWI continues to evaluate claims filed in the Chapter 11 Case. AWI has recorded liability amounts for claims whose value can be reasonably estimated and which it believes are probable of being allowed by the Court. At this time, it is impossible to reasonably estimate the value of all the claims that will ultimately be allowed by the Court. However, it is likely the value of the claims ultimately allowed by the Court will be in excess of amounts presently recorded by AWI and will be material to AWI's financial position and the results of its operations. However, AWI is not able to determine a range of possible liability with any reasonable degree of accuracy, due to the uncertainties of the Chapter 11 process, the in-progress state of AWI's investigation of submitted claims and the lack of documentation submitted in support of many claims.

Financing

As of June 30, 2002, AWI had no outstanding debt borrowings under its $200 million debtor-in-possession credit facility (the "DIP Facility") and AWI had $200.1 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. As of June 30, 2002, AWI had approximately $19.6 million in letters of credit which were issued pursuant to the DIP Facility. Borrowings are limited to an adjusted amount of receivables, inventories and PP&E. AWI believes that the DIP Facility, together with cash on hand and generated from operations, will be adequate to address its foreseeable liquidity needs. Borrowings under the DIP Facility, if any, and obligations to reimburse draws upon the letters of credit constitute superpriority administrative expense claims in the Chapter 11 Case. The DIP Facility is scheduled to expire on December 6, 2002.

Accounting Impact

AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying condensed consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. See
Note 3 for detail of the liabilities subject to compromise at June 30, 2002 and December 31, 2001. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI's prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI's estimated liability for personal injury asbestos claims is also recorded in liabilities subject to compromise. See Note 10 for further discussion of AWI's asbestos liability.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities in the first six months of 2002 and 2001:

                                                        Six Months Ended       Six Months Ended
(amounts in millions)                                     June 30, 2002         June 30, 2001
---------------------                                 --------------------   --------------------
Professional fees                                             $ 14.0                $ 11.9
Interest income, post petition                                  (1.7)                 (2.7)
Reductions to prepetition liabilities                              -                  (2.0)
Termination of prepetition lease obligation                        -                  (5.9)
Other expense directly related to bankruptcy, net                0.2                   1.2
                                                             --------              ---------
Total Chapter 11 reorganization costs, net                    $ 12.5                $  2.5
                                                             ========              =========

Professional fees represent legal and financial advisory fees and expenses directly related to the Filing.

Interest income is earned from short-term investments of cash by AWI subsequent to the Filing.

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

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE

As a result of AWI's Chapter 11 filing (see Note 2), pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI's prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of AHI subsidiaries not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI's asbestos liability is also recorded in liabilities subject to compromise. Prior to its Chapter 11 Filing, AWI estimated a range for the asbestos-related personal injury liability AWI would most likely be subject to during the following six years, based upon a variety of factors including historical settlement amounts, the incidence of past claims, the mix of the injuries of the plaintiffs, the number of cases pending against AWI and the status and results of broad-based settlement discussions. This range was large due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that could have affected AWI's liability. AWI concluded that no amount within the range was more likely than any other, and therefore reflected the low end of the range as the liability in the condensed consolidated financial statements, in accordance with generally accepted accounting principles. The Chapter 11 process will address AWI's total liability for asbestos related personal injury claims, which AWI never believed it could accurately estimate. There are significant differences between the way asbestos-related personal injury claims may be addressed in the bankruptcy process and the historical way AWI's claims were resolved. Accordingly, AWI continues to be unable to accurately estimate its total liability for asbestos-related personal injury claims. It is likely that the total liability will be significantly higher than the recorded liability and that this increased liability will be material to the financial statements. See
Note 10 for further discussion of AWI's asbestos liability.

Liabilities subject to compromise at June 30, 2002 and December 31, 2001 are as follows:

(amounts in millions)                                                  June 30,            December 31,
                                                                         2002                  2001
                                                                      ---------            ------------
Debt (at face value)                                                  $ 1,400.7             $ 1,400.7
Asbestos-related liability                                                690.6                 690.6
Prepetition trade payables                                                 53.6                  52.2
Prepetition other payables and accrued interest                            55.8                  56.4
ESOP loan guarantee                                                       157.7                 157.7
                                                                      ---------             ---------
Total liabilities subject to compromise                               $ 2,358.4             $ 2,357.6
                                                                      =========             =========

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

NOTE 4.  SEGMENT RESULTS

(amounts in millions)
                                                 Three Months Ended June 30,             Six Months Ended June 30,
Net sales to external customers                   2002                2001               2002                2001
-------------------------------                  -------            -------           ---------           ---------
Resilient Flooring                               $ 303.5            $ 308.3           $   584.4           $   599.4
Building Products                                  205.1              206.4               400.6               422.5
Wood Flooring                                      190.0              174.1               350.9               329.0
Cabinets                                            66.5               60.3               122.8               114.4
Textiles and Sports Flooring                        60.1               65.1               114.1               128.8
                                                 -------            -------           ---------           ---------
Total sales to external customers                $ 825.2            $ 814.2           $ 1,572.8           $ 1,594.1
                                                 =======            =======           =========           =========

                                                  Three Months Ended June 30,            Six Months Ended June 30,
Segment operating income (loss)                     2002              2001                2002               2001
-------------------------------                    -------          -------             --------            -------
Resilient Flooring                                 $  20.8          $  27.7             $   39.6            $  47.9
Building Products                                     24.5             25.7                 47.2               44.2
Wood Flooring                                         18.5              8.5                 27.2               13.7
Cabinets                                               0.6              5.6                  3.8               10.1
Textiles and Sports Flooring                          (0.3)             3.6                 (2.2)               5.9
All Other                                              0.8              0.5                  1.4                0.5
                                                   -------          -------             --------            -------
Total segment operating income                        64.9             71.6                117.0              122.3
Charge for asbestos liability, net                       -             (6.0)                   -               (6.0)
Unallocated Corporate (expense)                       (9.3)            (3.5)               (20.9)             (10.9)
                                                   -------          -------             --------            -------
Total consolidated operating income                $  55.6          $  62.1             $   96.1            $ 105.4
                                                   =======          =======             ========            =======

                                                              June 30,            December 31,
Segment assets                                                  2002                  2001
--------------                                               ---------            ------------
Resilient Flooring                                           $   917.0              $   867.6
Building Products                                                546.7                  527.0
Wood Flooring                                                    652.4                1,260.6
Cabinets                                                         112.6                  108.0
Textiles and Sports Flooring                                     197.9                  165.5
All Other                                                         17.7                   16.3
                                                             ---------              ---------
Total segment assets                                           2,444.3                2,945.0
Assets not assigned to segments                                1,186.2                1,093.1
                                                             ---------              ---------
Total consolidated assets                                    $ 3,630.5              $ 4,038.1
                                                             =========              =========

The decrease in the assets of the Wood Flooring segment is primarily due to the $590.0 million goodwill impairment write down recorded as a cumulative effect of a change in accounting principle as of January 1, 2002. See Note 7 for further details.

NOTE 5.  DISCONTINUED OPERATIONS

In February 2001, AHI determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001 entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. Based on these events, the segment was classified as a discontinued operation starting with the fourth quarter of 2000. On June 12, 2001, negotiations with this investor were terminated. During the third quarter of 2001, AHI terminated its plans to permanently exit this segment. This decision was based on the difficulty encountered in selling the business, the changed cash needs of AHI and a review of our European strategy. Accordingly, this segment is no longer classified as a discontinued operation and amounts have been reclassified into operations as required by EITF Issue No. 90-16 - "Accounting for Discontinued Operations Subsequently Retained". All prior periods have been reclassified to conform to the current presentation.

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

NOTE 6.  INVENTORIES

(amounts in millions)                     June 30, 2002       December 31, 2001
---------------------                     -------------       -----------------
Finished goods                               $  288.2              $  269.6
Goods in process                                 59.2                  45.8
Raw materials and supplies                      174.3                 182.9
Less LIFO and other reserves                    (63.6)                (55.2)
                                             --------              --------
Total inventories, net                       $  458.1              $  443.1
                                             ========              ========
NOTE 7.  GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2002, AHI adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. FAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment.

As of January 1, 2002, AHI had unamortized goodwill of $822.8 million, of which $717.2 million was attributable to the Wood Flooring segment. In the second quarter of 2002, AHI completed the assessment of goodwill and recorded a $590.0 million non-cash transitional impairment charge related to the Wood Flooring segment. The impairment charge is presented in the income statement as a cumulative effect of a change in accounting principle as of January 1, 2002. The impairment charge arose from the Wood Flooring segment's fair value being lower than its carrying value. The Wood Flooring segment's fair value was determined using a combination of discounted cash flows, values implicit in precedent business combinations of similar companies in the building products industry and stock market multiples of publicly-traded flooring companies. The fair value was negatively affected by lower operating profits and cash flows than were assumed at the time of the acquisition in 1998. The shortfalls were caused by a combination of lower sales plus higher manufacturing costs. Under previous accounting rules, no goodwill impairment would have been recorded at January 1, 2002.

The following table represents the changes in goodwill since December 31, 2001.

(amounts in millions)
Goodwill by segment                  January 1, 2002       Adjustments, net/(1)/    Impairments      June 30, 2002
-------------------                  ---------------       ---------------------   -------------     -------------
Resilient Flooring                         $   82.9               $   1.4              $      -           $  84.3
Building Products                              10.1                   1.0                     -              11.1
Wood Flooring                                 717.2                     -                (590.0)            127.2
Cabinets                                       12.6                     -                     -              12.6
                                            -------               -------              --------           -------
Total consolidated goodwill                 $ 822.8               $   2.4              $ (590.0)          $ 235.2
                                            =======               =======              ========           =======

/(1)/ Primarily consists of the effects of foreign exchange and resolution of pre-acquisition tax and other contingencies.

As of January 1, 2002, AHI had unamortized identifiable intangible assets of $94.1 million. It was determined that the fair value of one of Wood Flooring's trademarks was lower than its carrying value. The fair value of the trademark was estimated using a discounted cash flow methodology. Accordingly, a non-cash transitional impairment charge of $6.0 million ($3.8 million, net of tax) was calculated and is presented in the income statement as a cumulative effect of a change in accounting principle as of January 1, 2002.

The following table details amounts related to AHI's intangible assets as of June 30, 2002.

                                                        June 30, 2002
                                             --------------------------------
(amounts in millions)                        Gross Carrying      Accumulated
                                                 Amount          Amortization
                                             --------------      ------------
Amortized intangible assets
---------------------------
  Computer software                                 $ 93.9             $ 35.3
  Land use rights and other                            3.6                0.7
                                                    ------             ------
  Total                                             $ 97.5             $ 36.0
                                                    ------             ======
Unamortized intangible assets
-----------------------------
  Trademarks and brand names                        $ 29.0
                                                    ------
Total intangible assets                             $126.5
                                                    ======
Aggregate Amortization Expense
------------------------------
For the six months ended June 30, 2002              $  6.6

The annual amortization expense expected for the years 2002 through 2006 is as follows:

(amounts in millions)

2002       $ 14.8                 2005      $ 10.0
2003         13.7                 2006         6.5
2004         11.8

Comparison to prior year "As Adjusted"

The following table presents prior year reported amounts adjusted to eliminate the effect of goodwill and certain identifiable intangible asset amortization in accordance with FAS 142.

(in millions except per share amounts)                              Three Months Ended          Six Months Ended
                                                                         June 30,                    June 30,
                                                                    2002          2001          2002          2001
                                                                   ------        ------      --------        ------
Reported net income (loss)                                          $ 27.7        $ 32.1      $ (544.2)       $ 52.4
Add back:  Goodwill amortization                                         -           5.7             -          11.4
Add back:  Trademark and brand names amortization                        -           0.2             -           0.4
                                                                    ------        ------      --------        ------
Adjusted net income (loss)                                          $ 27.7        $ 38.0      $ (544.2)       $ 64.2
                                                                    ======        ======      ========        ======
Basic net earnings (loss) per share:
  Reported net income (loss)                                        $ 0.68        $ 0.79      $ (13.44)       $ 1.30
  Goodwill amortization                                                  -          0.14             -          0.28
  Trademark and brand names amortization                                 -          0.01             -          0.01
                                                                    ------        ------      --------        ------
  Adjusted net income (loss)                                        $ 0.68        $ 0.94      $ (13.44)       $ 1.59
                                                                    ======        ======      ========        ======
Diluted net earnings (loss) per share:
  Reported net income (loss)                                        $ 0.68        $ 0.78      $ (13.44)       $ 1.28
  Goodwill amortization                                                  -          0.14             -          0.28
  Trademark and brand names amortization                                 -          0.01             -          0.01
                                                                    ------        ------      --------        ------
  Adjusted net income (loss)                                        $ 0.68        $ 0.93      $ (13.44)       $ 1.57
                                                                    ======        ======      ========        ======

NOTE 8.  RESTRUCTURING AND OTHER ACTIONS

The following table summarizes activity in the reorganization and restructuring accruals for the first six months of 2002 and 2001:

(amounts in millions)              Beginning        Cash                                              Ending
                                    Balance       Payments    Charges    Reversals       Other        Balance
                                    --------      --------    -------    ---------       -----        -------
2002                                $   8.9        $  (0.9)     $  2.3       $   -       $ 0.4       $  10.7
2001                                   22.2           (7.4)        3.8        (1.3)       (6.7)         10.6

A $0.5 million pretax restructuring charge was recorded in the first quarter of 2002. The charge related to severance benefits for eleven employees in the Textiles and Sports Flooring segment, to reflect staffing needs for current business conditions and continued efforts initiated in the fourth quarter of 2001.

A $2.2 million pretax restructuring charge was recorded in the second quarter of 2002. The charge primarily related to severance benefits for approximately 120 employees in the European Resilient Flooring business due to a slow European economy and a consolidation of worldwide research and development activities. Of the $2.2 million, $0.4 million represented a non-cash charge for enhanced retirement benefits, which is accounted for as an increase to pension benefit liabilities.

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

The amount in "other" for 2002 is primarily related to foreign currency translation. In 2001, the amount in "other" is primarily related to the termination of an operating lease for an office facility in the U.S. These lease costs were previously accrued in the third quarter of 2000 as part of the restructuring charge when the decision to vacate the premises was made. The $5.9 million reversal is recorded as a reduction of Chapter 11 reorganization costs in accordance with SOP 90-7. See Note 2 for further discussion. The remaining amount in "other" is related to foreign currency translation.

Substantially all of the remaining balance of the restructuring accrual as of June 30, 2002 relates to rental commitments for unused space under the terms of a noncancelable-operating lease, which extends through 2017, and severance for terminated employees with extended payouts, the majority of which will be paid by the fourth quarter of 2002.

NOTE 9.  SUPPLEMENTAL CASH FLOW INFORMATION

(amounts in millions)                                  Three Months Ended      Six Months Ended
                                                            June 30,                June 30,
                                                       2002          2001        2002         2001
                                                      ------        -----       ------       -----
Interest paid                                         $  1.6        $ 1.0       $  3.6       $ 2.2
Income taxes paid, net                                $ 12.4        $ 2.2       $ 12.9       $ 1.8

NOTE 10.  LITIGATION AND RELATED MATTERS

OVERVIEW OF ASBESTOS-RELATED LEGAL PROCEEDINGS
Asbestos-related Litigation

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

Asbestos-Related Personal Injury Claims

Prior to filing for relief under the Bankruptcy Code, AWI was a member of the Center for Claims Resolution (the "Center") which handled the defense and settlement of asbestos-related personal injury claims on behalf of its members. The Center pursued broad-based settlements of asbestos-related personal injury claims under the Strategic Settlement Program ("SSP") and had reached agreements with law firms that covered approximately 130,000 claims that named AWI as a defendant.

Due to the Filing, holders of asbestos-related personal injury claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against AWI. In addition, AWI ceased making payments to the Center with respect to asbestos-related personal injury claims, including payments pursuant to the outstanding SSP agreements. AWI's obligations with respect to payments called for under these settlements will be determined in its Chapter 11 Case.

A creditors' committee representing the interests of asbestos personal injury claimants has been appointed in the Chapter 11 Case. AWI's present and future asbestos liability will be addressed in its Chapter 11 Case rather than through the Center and a multitude of lawsuits in different jurisdictions throughout the U.S. It is anticipated that all of AWI's present and future asbestos-related personal injury claims will be resolved in the Chapter 11 Case.

Asbestos-Related Personal Injury Liability

In evaluating its potential asbestos-related personal injury liability prior to the Filing, AWI reviewed information provided by the Center including, among other things, recent and historical settlement amounts, the incidence of past and recent claims, the mix of the injuries of the plaintiffs, the number of cases pending against it and the status and results of broad-based settlement discussions. Based on this review, AWI developed an estimated range for its cost to defend and resolve asbestos-related personal injury claims for six years, through 2006. This estimated range was large due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that could have affected AWI's actual liability for this period. AWI concluded that no amount within the range was more likely than any other, and therefore reflected the low end of the range as the liability in the condensed consolidated financial statements, in accordance with generally accepted accounting principles.

It is expected that the Chapter 11 process will deal with all current and future asbestos-related personal injury claims against AWI. There are significant differences between the way the asbestos-related personal injury claims may be addressed under the bankruptcy process and the historical way AWI's claims were resolved. Therefore, AWI is unable to accurately predict what the Chapter 11 process will determine is AWI's total liability nor reasonably estimate a range of liability for asbestos-related personal injury claims.

As of September 30, 2000, AWI had recorded a liability of $758.8 million for its asbestos-related personal injury liability that it determined was probable and estimable through 2006. Due to the increased uncertainty created as a result of the Filing, no change has been made to the previously recorded liability except to record payments of $68.2 million against that accrual in October and November 2000. The asbestos-related personal injury liability balance recorded at June 30, 2002 and December 31, 2001 is $690.6 million, which is recorded in liabilities subject to compromise. It is likely that the total liability as determined in the Chapter 11 process will be significantly higher than the recorded liability and the liability will be material to the financial statements.

Collateral Requirements

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

Asbestos-Related property Damage Litigation

Over the years, AWI was one of many defendants in asbestos-related property damage claims that were filed by public and private building owners, with six claims pending as of June 30, 2001. The claims that were resolved prior to the Filing resulted in aggregate indemnity obligations of less than $10 million. To date, all payments of these obligations have been entirely covered by insurance. The pending cases present allegations of damage to the plaintiffs' buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures for removal and replacement of such products. In the second quarter of 2000, AWI was served with a lawsuit seeking class certification of Texas residents who own property with asbestos-containing products. This case includes allegations that AWI asbestos-containing products caused damage to buildings and generally seeks compensatory damages and equitable relief, including testing, reimbursement for removal and diminution of property value. AWI vigorously denies the validity of the allegations against it in these actions and, in any event, believes that any costs will be covered by insurance. Continued prosecution of these actions and the commencement of any new asbestos property damage actions are stayed due to the Filing. In March 2002, the Court allowed certain alleged holders of asbestos property damage claims to file a class proof of claim against AWI. In July 2002, the Court denied the certification of the proposed class and held that the plaintiffs' proof of claim shall only be effective as to the named claimants. As part of determining whether AWI asbestos containing resilient floor covering products give rise to property damage liability, the Court will conduct an initial hearing on September 26 - 27, 2002 to decide the type of scientific testing allowable under the Federal Rules of Evidence to prove or disprove whether such products cause building contamination.

Consistent with prior periods and due to increased uncertainty, AWI has not recorded any liability related to these claims as of June 30, 2002. See Note 2 for further discussion of the property damage claims in response to the August 31, 2001 claims bar date in the Chapter 11 Case. A separate creditors' committee representing the interests of property damage asbestos claimants has been appointed in the Chapter 11 Case.

Insurance Recovery Proceedings

A substantial portion of AWI's primary and excess remaining insurance asset is nonproducts (general liability) insurance for personal injury claims, including among others, those that involve alleged exposure during AWI's installation of asbestos insulation materials. AWI has entered into settlements with a number of the carriers resolving its coverage issues. However, an alternative dispute resolution ("ADR") procedure was commenced against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and includes defense costs in addition to limits.

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the first quarter of 2001, a new trial judge was selected for the ADR. The new trial judge conducted hearings in 2001 and determined not to rehear matters decided by the previous judge. In the first quarter of 2002, the new trial judge concluded the ADR trial proceeding with findings in favor of AWI on substantially all key issues. Liberty Mutual, the only insurer that is still a party to the ADR, has appealed that final judgment. Appellate argument is scheduled for October 2002. In July 2002, AWI filed a lawsuit against Liberty Mutual in the Federal District Court for the Eastern District of Pennsylvania seeking, among other things, a declaratory judgment with respect to certain policy issues not subject to binding ADR.

One of the insurance carriers, Reliance Insurance Company, was placed under an order of liquidation by a state insurance department during October 2001 due to financial difficulties. The order of liquidation prohibits Reliance from making any claim payments under the insurance policies until the liquidation occurs. AWI intends to file a proof of claim against Reliance by the December 2003 deadline. It is uncertain when AWI will receive proceeds from Reliance under these insurance policies.

Another insurer (Century Indemnity Company), who previously settled its coverage issues with AWI, has made some of its required payments under the settlement to a trust of which AWI is a beneficiary. During January 2002, this insurer filed an adversary action in AWI's Chapter 11 Case. Among other things, the action requests the Court to (1) declare that the settlement agreement is an executory contract and to compel assumption or rejection of the agreement; (2) declare that the insurer need not make its present and future scheduled payments unless AWI assumes the agreement; (3) declare that the insurer is entitled to indemnification from AWI against any liabilities that the insurer may incur in certain unrelated litigation in which the insurer is involved; and (4) enjoin the disposition of funds previously paid by the insurer to the trust pending an adjudication of the insurer's rights. These issues are before the Court for determination and AWI believes it is highly unlikely the insurer will prevail in this matter.

Insurance Asset

An insurance asset in respect of asbestos personal injury claims in the amount of $198.1 million is recorded as of June 30, 2002 compared to $214.1 million as of December 31, 2001. Of the total recorded asset at June 30, 2002, approximately $35.3 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI's belief in the availability of insurance in this amount, based upon AWI's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $80 million of the $198.1 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the liability. Of the $198.1 million asset, $24.0 million has been recorded as a current asset as of June 30, 2002 reflecting management's estimate of the minimum insurance payments to be received in the next 12 months.

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

Cash Flow Impact

As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related claims in 2002 or 2001. AWI received $16.0 million in asbestos-related insurance recoveries during the first six months of 2002 and 2001. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements.

Conclusion

Many uncertainties exist about the financial impact of AWI's involvement with asbestos litigation. These uncertainties include the impact of the Filing and the Chapter 11 process, the number of future claims to be filed, the ultimate value of the asbestos liability, the impact of any potential legislation, the impact of the ADR proceedings on the insurance asset and the financial condition of AWI's insurance carriers. AWI has not revised its previously recorded liability for asbestos-related personal injury claims. It is likely that no changes will be made to the liability until later in the Chapter 11 Case. Although not currently estimable, AWI's total exposure to asbestos-related personal injury claims is likely to be significantly higher than the recorded liability and to be material to the financial statements. Any adjustment to the insurance asset could be material to the financial statements.

ENVIRONMENTAL LIABILITIES

Most of Armstrong's manufacturing and certain of Armstrong's research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. Armstrong has made, and intends to continue to make, necessary expenditures for compliance with applicable environmental requirements at its operating facilities. Armstrong anticipates that annual expenditures for those purposes will not change materially from recent experience. However, applicable federal and state environmental laws continue to change. Until all new regulatory requirements are known, Armstrong cannot predict with certainty future capital expenditures associated with compliance with environmental requirements.

As with many industrial companies, Armstrong is currently involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"), and similar state laws at approximately 22 sites. In most cases, Armstrong is one of many potentially responsible parties ("PRPs") which have potential liability for the required investigation and remediation of each site, and which in some cases, have agreed to jointly fund that required investigation and remediation. With regard to some sites, however, Armstrong disputes the liability, the proposed remedy or the proposed cost allocation among the PRPs. Armstrong may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies. Armstrong has also been remediating environmental contamination resulting from past industrial activity at certain of its former plant sites. AWI's payments and remediation work on such sites for which AWI is the potentially responsible party is under review in light of the Chapter 11 Filing. The bar date for claims from several environmental agencies has been extended into the third quarter of 2002.

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

AWI is subject to a unilateral order by the Oregon Department of Environmental Quality ("DEQ") to conduct a remedial investigation and feasibility study and any necessary remedial design and action at its St. Helens, Oregon facility, as well as the adjacent Scappoose Bay. AWI has denied liability for the Scappoose Bay, but has cooperated with the DEQ regarding its owned property. Other potentially responsible parties who are not yet subject to orders by the DEQ include former site owners Owens Corning ("OC") and Kaiser Gypsum Company, Inc. Owens Corning has entered into a settlement in principle with the DEQ. Pursuant to the proposed settlement, OC will make a lump sum payment to the DEQ in exchange for contribution protection (including protection against common law and statutory contribution claims by AWI against OC) and a covenant not to sue. AWI is currently negotiating with the DEQ regarding how these funds will be made available for the investigation and remedial action for the site. AWI has recorded an environmental liability with respect to the St. Helens remedial investigations and feasibility study at its facility, but not for Scappoose Bay because AWI continues to dispute responsibility for any contamination in Scappoose Bay.

Liabilities of $17.0 million at June 30, 2002 and $16.6 million at December 31, 2001 were for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $6.4 million of the June 30, 2002 and December 31, 2001 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the condensed consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation.

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

PATENT INFRINGEMENT CLAIMS

Armstrong is a defendant in lawsuits brought by two groups of plaintiffs claiming patent infringement related to some of Armstrong's laminate and resilient sheet flooring products. The plaintiffs have claimed unspecified monetary damages in these claims. Additionally, Armstrong is being defended and indemnified by its supplier in the laminate products claim. Armstrong denies the allegations and believes it will prevail in these matters.

FORMER EMPLOYEES CLAIM

About 370 former Armstrong employees that were separated in two divestitures in 2000 have brought two purported class actions against the Retirement Committee of AWI, certain current and former members of the Retirement Committee, the Retirement Savings and Stock Ownership Plan (RSSOP), AHI and the trustee bank of the RSSOP. The cases are pending in the United States District Court (Eastern District of PA). A similar proof of claim has been filed against AWI in the Chapter 11 Case. Plaintiffs allege breach of Employee Retirement Income Security Act (ERISA) fiduciary duties and other violations of ERISA pertaining to losses in their RSSOP accounts, which were invested in Armstrong common stock. Losses are alleged to be in the range of several million dollars. AHI believes there are substantive defenses to the allegations.

OTHER CLAIMS

Additionally, AHI, through AWI and AWI's subsidiaries, is involved in various other claims and legal actions involving product liability, patent infringement, employment law issues and other actions arising in the ordinary course of business. While complete assurance cannot be given to the outcome of these claims, AHI does not expect that any sum that its subsidiaries may have to pay in connection with these matters will have a materially adverse effect on its consolidated financial position or liquidity, however it could be material to the results of operations in the particular period that a matter is resolved.

NOTE 11.  ACQUISITIONS

During 2001, AHI spent $5.4 million to purchase some of the remaining minority equity interest of majority owned entities consolidated within the Resilient Flooring segment. Approximately $5.0 million of the purchase price was allocated to goodwill.

NOTE 12. DIFFERENCES BETWEEN ARMSTRONG HOLDINGS INC. AND ARMSTRONG WORLD INDUSTRIES, INC.

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

                     Independent Accountants' Review Report

The Board of Directors and Shareholders
Armstrong Holdings, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Armstrong Holdings, Inc., and subsidiaries ("the Company") as of June 30, 2002, and the related condensed consolidated statements of earnings for the three and six-month periods ended June 30, 2002 and 2001, and the condensed consolidated statements of cash flows and shareholders' equity for the six-month periods ended June 30, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania
August 6, 2002

               Armstrong World Industries, Inc., and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                                  (in millions)
                                    Unaudited

                                                                                     Three Months Ended         Six Months Ended
                                                                                          June 30,                   June 30,
                                                                                     2002         2001          2002         2001
                                                                                     ----         ----          ----         ----
Net sales                                                                         $  825.2     $  814.2      $  1,572.8  $  1,594.1
Cost of goods sold                                                                   617.6        594.0         1,171.0     1,176.4
                                                                                  --------     --------      ----------  ----------
Gross profit                                                                         207.6        220.2           401.8       417.7

Selling, general and administrative expenses                                         156.3        152.3           314.9       299.8
Charge for asbestos liability, net                                                       -          6.0               -         6.0
Restructuring and reorganization charges (reversals), net                              2.2         (1.3)            2.7         4.1
Goodwill amortization                                                                    -          5.7               -        11.4
Equity (earnings) from affiliates, net                                                (6.5)        (4.6)          (11.9)       (9.0)
                                                                                  --------     --------      ----------  ----------
Operating income                                                                      55.6         62.1            96.1       105.4

Interest expense (unrecorded contractual interest
    of $21.4, $21.5, $42.8, and $42.9)                                                 3.3          3.5             6.8         6.9
Other (income) expense, net                                                           (0.1)         3.1            (0.6)       (0.7)
Chapter 11 reorganization costs (income), net                                          6.3         (0.5)           12.5         2.5
                                                                                  --------     --------      ----------  ----------

Earnings from continuing operations before income taxes and
  cumulative effect of a change in accounting principle                               46.1         56.0            77.4        96.7
Income tax expense                                                                    18.4         21.5            27.8        37.0
                                                                                  --------     --------      ----------  ----------

Earnings from continuing operations before cumulative
  effect of a change in accounting principle                                          27.7         34.5            49.6        59.7
Cumulative effect of a change in accounting principle, net of tax of $2.2                -            -          (593.8)          -
                                                                                  --------     --------      ----------  ----------
Earnings (loss) from continuing operations                                        $   27.7     $   34.5      $   (544.2) $     59.7
                                                                                  --------     --------      ----------  ----------
Net loss on sale of discontinued business, net of tax of $0.0
                                                                                         -         (0.9)              -        (0.9)
Net loss on expected disposal of discontinued operations, net of tax of $0.0
                                                                                         -            -               -        (3.3)
Net reversal of income on discontinued operations no longer
   to be disposed, net of tax of $1.3 and $1.6                                           -         (1.5)              -        (3.1)
                                                                                  --------     --------      ----------  ----------
Loss from discontinued operations                                                        -         (2.4)              -        (7.3)
                                                                                  --------     --------      ----------  ----------

Net earnings (loss)                                                               $   27.7     $   32.1      $   (544.2) $     52.4
                                                                                  ========     ========      ==========  ==========

See accompanying notes to condensed consolidated financial statements beginning on page 29.

               Armstrong World Industries, Inc., and Subsidiaries
                      Condensed Consolidated Balance Sheets
                     (amounts in millions except share data)

                                                                            Unaudited
                                    Assets                                June 30, 2002    December 31, 2001
                                    ------                                -------------    -----------------
Current assets:
 Cash and cash equivalents                                                $    345.5         $    277.4
 Accounts and notes receivable, net                                            389.8              316.5
 Inventories, net                                                              458.1              443.1
 Deferred income taxes                                                          11.5               11.5
 Other current assets                                                           73.0               64.1
                                                                          ----------         ----------
         Total current assets                                                1,277.9            1,112.6

Property, plant and equipment, less accumulated depreciation and
 amortization of $1,233.6 and $1,143.3, respectively                         1,284.8            1,278.6

Insurance receivable for asbestos-related liabilities, noncurrent              174.1              192.1
Prepaid pension costs                                                          415.5              392.9
Investment in affiliates                                                        43.6               39.6
Goodwill, net                                                                  235.2              822.8
Other intangibles, net                                                          90.5               94.1
Other noncurrent assets                                                        108.9              105.4
                                                                          ----------         ----------
         Total assets                                                     $  3,630.5         $  4,038.1
                                                                          ==========         ==========

Liabilities and Shareholder's Equity
------------------------------------
Current liabilities:
 Short-term debt                                                          $     29.7         $     18.9
 Current installments of long-term debt                                          6.7                6.1
 Accounts payable and accrued expenses                                         350.2              298.6
 Short term amounts due to affiliates                                            9.0                8.4
 Income taxes                                                                   59.6               41.0
                                                                          ----------         ----------
         Total current liabilities                                             455.2              373.0
                                                                          ----------         ----------

Liabilities subject to compromise                                            2,363.0            2,362.2

Long-term debt, less current installments                                       50.6               50.3
Postretirement and postemployment benefit liabilities                          249.8              244.4
Pension benefit liabilities                                                    168.7              148.9
Other long-term liabilities                                                     87.3               84.9
Deferred income taxes                                                           16.8               18.4
Minority interest in subsidiaries                                                9.1                8.8
                                                                          ----------         ----------
         Total noncurrent liabilities                                        2,945.3            2,917.9

Shareholder's equity:

 Common stock, $1 par value per share
    Authorized 200 million shares; issued 51,878,910 shares                     51.9               51.9
 Capital in excess of par value                                                173.2              173.2
 Reduction for ESOP loan guarantee                                            (142.2)            (142.2)
 Retained earnings                                                             695.7            1,239.9
 Accumulated other comprehensive loss                                          (20.1)             (47.1)
 Less common stock in treasury, at cost
    2002 and 2001 11,393,170 shares                                           (528.5)            (528.5)
                                                                          ----------         ----------
         Total shareholder's equity                                            230.0              747.2
                                                                          ----------         ----------

         Total liabilities and shareholder's equity                       $  3,630.5         $  4,038.1
                                                                          ==========         ==========

See accompanying notes to condensed consolidated financial statements beginning on page 29.

               Armstrong World Industries, Inc., and Subsidiaries
           Condensed Consolidated Statements of Shareholder's Equity
                   (amounts in millions except per share data)
                                    Unaudited

                                                                        2002                        2001
                                                                        ----                        ----
Common stock, $1 par value:
---------------------------
Balance at beginning of year and June 30                           $      51.9                  $      51.9
                                                                   -----------                  -----------

Capital in excess of par value:
-------------------------------
Balance at beginning of year an June 30                            $     173.2                  $     173.4
                                                                   -----------                  -----------

Reduction for ESOP loan guarantee:
----------------------------------
Balance at beginning of year and June 30                           $    (142.2)                 $    (142.2)
                                                                   -----------                  -----------

Retained earnings:
------------------
Balance at beginning of year                                       $   1,239.9                  $   1,147.1
Net earnings (loss) for the six months                                  (544.2)   $(544.2)             52.4    $ 52.4
                                                                   -----------                  -----------
Balance at June 30                                                 $     695.7                  $   1,199.5
                                                                   -----------                  -----------

Accumulated other comprehensive income (loss):
----------------------------------------------
Balance at beginning of year                                       $     (47.1)                 $     (45.2)
  Foreign currency translation adjustments                                26.1                         (7.4)
  Derivative gain (loss), net                                              3.8                         (1.4)
  Investment impairment                                                      -                          2.0
  Minimum pension liability adjustments                                   (2.9)                         0.6
                                                                   -----------                  -----------
  Total other comprehensive income (loss)                                 27.0       27.0              (6.2)     (6.2)
                                                                   -----------    -------       -----------    ------
Balance at June 30                                                 $     (20.1)                 $     (51.4)
                                                                   -----------                  -----------

Comprehensive income (loss)                                                       $(517.2)                     $ 46.2
---------------------------                                                       =======                      ======

Less treasury stock at cost:
---------------------------
Balance at beginning of year and June 30                           $     528.5                  $     528.5
                                                                   -----------                  -----------

Total shareholder's equity                                         $     230.0                  $     702.7
                                                                   ===========                  ===========



See accompanying notes to condensed consolidated financial statements beginning on page 29.

               Armstrong World Industries, Inc., and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                              (amounts in millions)
                                    Unaudited

                                                                         Six Months Ended
                                                                             June 30,
                                                                         2002        2001
                                                                         ----        ----
Cash flows from operating activities:
  Net (loss) earnings                                                 $ (544.2)   $   52.4
  Adjustments to reconcile net earnings to net cash
       provided by operating activities:
   Cumulative effect of a change in accounting principle, net            593.8           -
   Depreciation and amortization                                          66.2        77.3
   Loss on expected disposal of discontinued operations                      -         3.3
   Loss on sale of businesses, net                                           -         0.9
   Deferred income taxes                                                  (1.6)       16.0
   Equity (earnings) from affiliates, net                                (11.9)       (9.0)
   Chapter 11 reorganization costs, net                                   12.5         2.5
   Chapter 11 reorganization payments                                    (10.0)       (6.6)
   Restructuring and reorganization charges, net                           2.7         4.1
   Restructuring and reorganization payments                              (0.9)       (7.4)
   Recoveries for asbestos-related claims, net                            16.0        16.0
   Charge for asbestos liability, net                                        -         6.0
Changes in operating assets and liabilities net of effects of reorganizations, restructuring, acquisitions and dispositions
   Increase in receivables                                               (59.7)      (52.4)
   (Increase)/decrease in inventories                                      5.2       (72.3)
   Increase in other current assets                                       (7.4)       (5.4)
   Increase in other noncurrent assets and prepaid pension costs         (22.1)      (33.8)
   Increase in accounts payable and accrued expenses                      36.0        58.8
   Increase in income taxes payable                                       18.6        12.5
   Increase in other long-term liabilities                                10.9         6.5
   Other, net                                                             (8.6)       17.5
                                                                      --------    --------
Net cash provided by operating activities                                 95.5        86.9
                                                                      --------    --------

Cash flows from investing activities:
  Purchases of property, plant and equipment and computer software       (48.1)      (49.3)
  Acquisitions, net of cash acquired                                         -        (5.4)
  Distributions from equity affiliates                                     8.0         9.0
  Proceeds from the sale of assets                                         3.3         0.7
                                                                      --------    --------
Net cash used for investing activities                                   (36.8)      (45.0)
                                                                      --------    --------

Cash flows from financing activities:
  Increase/(decrease) in short-term debt, net                              8.8       (15.5)
  Payments of long-term debt                                              (1.9)       (0.7)
  Other, net                                                              (1.1)       (1.7)
                                                                      --------    --------
Net cash provided by (used for) financing activities                       5.8       (17.9)
                                                                      --------    --------

Effect of exchange rate changes on cash and cash equivalents               3.6        (2.6)
                                                                      --------    --------

Net increase in cash and cash equivalents                             $   68.1    $   21.4
Cash and cash equivalents at beginning of period                         277.4       159.1
                                                                      --------    --------

Cash and cash equivalents at end of period                            $  345.5    $  180.5
                                                                      ========    ========

See accompanying notes to condensed consolidated financial statements beginning on page 29.

                Armstrong World Industries Inc., and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

NOTE 1.  BASIS OF PRESENTATION

Armstrong World Industries, Inc. ("AWI") is a Pennsylvania corporation incorporated in 1891, which together with its subsidiaries is referred to here as "Armstrong". Through its U.S. operations and U.S. and international subsidiaries, Armstrong designs, manufactures and sells flooring products (resilient, wood, carpeting and sports flooring) as well as ceiling systems, around the world. Armstrong products are sold primarily for use in the finishing, refurbishing and repair of residential, commercial and institutional buildings. Armstrong also designs, manufactures and sells kitchen and bathroom cabinets to single and multi family homebuilders and remodelers.

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

Operating results for the second quarter and first half of 2002 and the corresponding periods of 2001 included in this report are unaudited. Certain prior year amounts have been reclassified to conform to the current year presentation.

In February 2001, Armstrong determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001 entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. Based on these events, the segment was classified as a discontinued operation starting with the fourth quarter of 2000. On June 12, 2001, negotiations with this investor were terminated. During the third quarter of 2001, Armstrong terminated its plans to permanently exit this segment. This decision was based on the difficulty encountered in selling the business, the changed cash needs of Armstrong and a review of our European strategy. Accordingly, this segment is no longer classified as a discontinued operation and amounts have been reclassified into operations as required by EITF Issue No. 90-16 - "Accounting for Discontinued Operations Subsequently Retained". All prior periods have been reclassified to conform to the current presentation. See Note 5 for further information.

In accordance with the Emerging Issues Task Force ("EITF") Issue No. 00-025, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer," effective January 1, 2002, Armstrong has reclassified $0.5 million and $0.3 million from selling, general and administrative expenses to a reduction of net sales for the first and second quarters of 2001, respectively.

Effective January 1, 2002, Armstrong adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." In the second quarter of 2002, Armstrong completed an assessment of goodwill and recorded a non-cash transitional impairment charge of $596.0 million ($593.8 million, net of tax) as of January 1, 2002. See Note 7 for further information.

Effective January 1, 2002, Armstrong adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which provides guidance on the accounting for the impairment or disposal of long-lived assets. Armstrong's current results of operations and financial position have not been affected.

The accounting policies used in preparing these statements are the same as those used in preparing Armstrong's consolidated financial statements for the year ended December 31, 2001. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Armstrong's Form 10-K for the fiscal year ended December 31, 2001. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings.

NOTE 2.  CHAPTER 11 REORGANIZATION

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

AWI intends to address all prepetition claims, including all asbestos-related claims, in a plan of reorganization in its Chapter 11 Case. At this time, it is impossible to accurately predict how such a plan will treat such claims and how a plan will impact the value of shares of common stock of AHI. Under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full or unless creditors accept a reorganization plan which permits holders of equity interests to participate. The formulation and implementation of a plan of reorganization in the Chapter 11 Case could take a significant period of time. Currently, AWI has the exclusive right to file a plan of reorganization until October 4, 2002, and this date may be further extended by the Court.

Since AHI and AWI filed their Form 10-Q for the quarterly period ended March 31, 2002, there has been no substantive progress in AWI's negotiations with the asbestos personal injury claimants and the unsecured creditors committees with respect to the principal elements of a reorganization plan. It is not possible to predict whether these negotiations will be successful. Therefore, the timing of resolution of the Chapter 11 Case remains highly uncertain.

Bar Date for Filing Claims

The Court established August 31, 2001 as the bar date for all claims against AWI except for certain specified claims. A bar date is the date by which claims against AWI must be filed if the claimants wish to participate in any distribution from the Chapter 11 Case. The Court had extended the bar date for claims from the U.S. Internal Revenue Service until June 28, 2002, and a proof of claim was received. The Court has also extended the bar date for claims from several environmental agencies until the third quarter of 2002. In March 2002, the Court allowed certain alleged holders of asbestos property damage claims to file a class proof of claim against AWI. In July 2002, the Court denied the certification of the proposed class and held that the plaintiffs' proof of claim shall only be effective as to the named claimants. A bar date for asbestos-related personal injury claims has not been set.

Approximately 4,500 proofs of claim (including late-filed claims) totaling approximately $6.0 billion alleging a right to payment from AWI were filed with the Court in response to the August 31, 2001 bar date, which are discussed below. AWI continues to investigate claims. The Court will ultimately determine liability amounts that will be allowed as part of the Chapter 11 process.

In its ongoing review of the filed claims, AWI has identified and successfully objected to approximately 1,200 claims totaling $1.6 billion. These claims were, primarily, duplicate filings, claims that were subsequently amended or claims that are not related to AWI. The Court disallowed these claims with prejudice.

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

Approximately 600 proofs of claim totaling approximately $0.8 billion alleging asbestos-related property damage are pending with the Court. Most of these claims were new to AWI and many were submitted with insufficient documentation to assess their validity. As part of determining whether AWI asbestos containing resilient floor covering products give rise to property damage liability, the Court will conduct an initial hearing on September 26 - 27, 2002 to decide the type of scientific testing allowable under the Federal Rules of Evidence to prove or disprove whether such products cause building contamination. AWI expects to continue vigorously defending any asserted asbestos-related property damage claims in the Court. AWI believes that it has a significant amount of existing insurance coverage available for asbestos-related property damage liability, with the amount ultimately available dependent upon, among other things, the profile of the claims that may be allowed by the Court. AWI's history of property damage litigation prior to the Chapter 11 filing is described in Note 10 of the condensed consolidated financial statements.

Approximately 1,700 claims totaling approximately $1.8 billion alleging a right to payment for financing, environmental, trade debt and other claims are pending with the Court. For these categories of claims, AWI has previously recorded approximately $1.6 billion in liabilities. AWI continues to investigate the claims to determine their validity.

AWI continues to evaluate claims filed in the Chapter 11 Case. AWI has recorded liability amounts for claims whose value can be reasonably estimated and which it believes are probable of being allowed by the Court. At this time, it is impossible to reasonably estimate the value of all the claims that will ultimately be allowed by the Court. However, it is likely the value of the claims ultimately allowed by the Court will be in excess of amounts presently recorded by AWI and will be material to AWI's financial position and the results of its operations. However, AWI is not able to determine a range of possible liability with any reasonable degree of accuracy, due to the uncertainties of the Chapter 11 process, the in-progress state of AWI's investigation of submitted claims and the lack of documentation submitted in support of many claims.

Financing

As of June 30, 2002, AWI had no outstanding debt borrowings under its $200 million debtor-in-possession credit facility (the "DIP Facility") and AWI had $200.1 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. As of June 30, 2002, AWI had approximately $19.6 million in letters of credit which were issued pursuant to the DIP Facility. Borrowings are limited to an adjusted amount of receivables, inventories and PP&E. AWI believes that the DIP Facility, together with cash on hand and generated from operations, will be adequate to address its foreseeable liquidity needs. Borrowings under the DIP Facility, if any, and obligations to reimburse draws upon the letters of credit constitute superpriority administrative expense claims in the Chapter 11 Case. The DIP Facility is scheduled to expire on December 6, 2002.

Accounting Impact

AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying condensed consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. See
Note 3 for detail of the liabilities subject to compromise at June 30, 2002 and December 31, 2001. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI's prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI's estimated liability for personal injury asbestos claims is also recorded in liabilities subject to compromise. See Note 10 for further discussion of AWI's asbestos liability.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities in the first six months of 2002 and 2001:

                                                       Six Months Ended     Six Months Ended
(amounts in millions)                                    June 30, 2002       June 30, 2001
---------------------                                  ----------------     ----------------
Professional fees                                            $ 14.0              $ 11.9
Interest income, post petition                                 (1.7)               (2.7)
Reductions to prepetition liabilities                             -                (2.0)
Termination of prepetition lease obligation                       -                (5.9)
Other expense directly related to bankruptcy, net               0.2                 1.2
                                                            -------             -------
Total Chapter 11 reorganization costs, net                   $ 12.5               $ 2.5
                                                            =======             =======

Professional fees represent legal and financial advisory fees and expenses directly related to the Filing.

Interest income is earned from short-term investments of cash by AWI subsequent to the Filing.

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

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE

As a result of AWI's Chapter 11 filing (see Note 2), pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI's prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of AHI subsidiaries not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI's asbestos liability is also recorded in liabilities subject to compromise. Prior to its Chapter 11 Filing, AWI estimated a range for the asbestos-related personal injury liability AWI would most likely be subject to during the following six years, based upon a variety of factors including historical settlement amounts, the incidence of past claims, the mix of the injuries of the plaintiffs, the number of cases pending against AWI and the status and results of broad-based settlement discussions. This range was large due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that could have affected AWI's liability. AWI concluded that no amount within the range was more likely than any other, and therefore reflected the low end of the range as the liability in the condensed consolidated financial statements, in accordance with generally accepted accounting principles. The Chapter 11 process will address AWI's total liability for asbestos-related personal injury claims, which AWI never believed it could accurately estimate. There are significant differences between the way asbestos-related personal injury claims may be addressed in the bankruptcy process and the historical way AWI's claims were resolved. Accordingly, AWI continues to be unable to accurately estimate its total liability for asbestos-related personal injury claims. It is likely that the total liability will be significantly higher than the recorded liability and that this increased liability will be material to the financial statements. See
Note 10 for further discussion of AWI's asbestos liability.

Liabilities subject to compromise at June 30, 2002 and December 31, 2001 are as follows:

(amounts in millions)                                 June 30,      December 31,
                                                       2002             2001
                                                     ---------      ------------
Debt (at face value)                                 $ 1,400.7       $ 1,400.7
Asbestos-related liability                               690.6           690.6
Prepetition trade payables                                53.6            52.2
Prepetition other payables and accrued interest           55.8            56.4
Amounts due to affiliates                                  4.6             4.6
ESOP loan guarantee                                      157.7           157.7
                                                     ---------      ----------
Total liabilities subject to compromise              $ 2,363.0       $ 2,362.2
                                                     =========      ==========

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

NOTE 4.  SEGMENT RESULTS
(amounts in millions)
                                    Three Months Ended June 30, Six Months Ended June 30,
Net sales to external customers        2002            2001        2002          2001
-------------------------------      -------         --------    --------      --------
Resilient Flooring                   $ 303.5         $  308.3    $  584.4      $  599.4
Building Products                      205.1            206.4       400.6         422.5
Wood Flooring                          190.0            174.1       350.9         329.0
Cabinets                                66.5             60.3       122.8         114.4
Textiles and Sports Flooring            60.1             65.1       114.1         128.8
                                     -------         --------    --------      --------
Total sales to external customers    $ 825.2         $  814.2    $1,572.8      $1,594.1
                                     =======         ========    ========      ========


                                    Three Months Ended June 30, Six Months Ended June 30,
Segment operating income (loss)        2002            2001       2002           2001
-------------------------------      -------         --------    --------      --------
Resilient Flooring                   $  20.8         $   27.7    $   39.6      $   47.9
Building Products                       24.5             25.7        47.2          44.2
Wood Flooring                           18.5              8.5        27.2          13.7
Cabinets                                 0.6              5.6         3.8          10.1
Textiles and Sports Flooring            (0.3)             3.6        (2.2)          5.9
All Other                                0.8              0.5         1.4           0.5
                                     -------         --------    --------      --------
Total segment operating income          64.9             71.6       117.0         122.3
Charge for asbestos liability, net         -             (6.0)          -          (6.0)
Unallocated Corporate (expense)         (9.3)            (3.5)      (20.9)        (10.9)
                                     -------         --------    --------      --------
Total consolidated operating income  $  55.6         $   62.1    $   96.1      $  105.4
                                     =======         ========    ========      ========

                                                   June 30,    December 31,
Segment assets                                       2002          2001
--------------                                    ---------    ------------
Resilient Flooring                                $   917.0    $      867.6
Building Products                                     546.7           527.0
Wood Flooring                                         652.4         1,260.6
Cabinets                                              112.6           108.0
Textiles and Sports Flooring                          197.9           165.5
All Other                                              17.7            16.3
                                                  ---------    ------------
Total segment assets                                2,444.3         2,945.0
Assets not assigned to segments                     1,186.2         1,093.1
                                                  ---------    ------------
Total consolidated assets                         $ 3,630.5    $    4,038.1
                                                  =========    ============

The decrease in the assets of the Wood Flooring segment is primarily due to the $590.0 million goodwill impairment write down recorded as a cumulative effect of a change in accounting principle as of January 1, 2002. See Note 7 for further details.

NOTE 5.  DISCONTINUED OPERATIONS
In February 2001, Armstrong determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001 entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. Based on these events, the segment was classified as a discontinued operation starting with the fourth quarter of 2000. On June 12, 2001, negotiations with this investor were terminated. During the third quarter of 2001, Armstrong terminated its plans to permanently exit this segment. This decision was based on the difficulty encountered in selling the business, the changed cash needs of Armstrong and a review of our European strategy. Accordingly, this segment is no longer classified as a discontinued operation and amounts have been reclassified into operations as required by EITF Issue No. 90-16 - "Accounting for Discontinued Operations Subsequently Retained". All prior periods have been reclassified to conform to the current presentation.

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

NOTE 6.  INVENTORIES

(amounts in millions)                      June 30, 2002    December 31, 2001
---------------------                      -------------    -----------------
Finished goods                                $  288.2          $  269.6
Goods in process                                  59.2              45.8
Raw materials and supplies                       174.3             182.9
Less LIFO and other reserves                     (63.6)            (55.2)
                                              --------          --------
Total inventories, net                        $  458.1          $  443.1
                                              ========          ========

NOTE 7. GOODWILL AND INTANGIBLE ASSETS
Effective January 1, 2002, Armstrong adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. FAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment.

As of January 1, 2002, Armstrong had unamortized goodwill of $822.8 million, of which $717.2 million was attributable to the Wood Flooring segment. In the second quarter of 2002, Armstrong completed the assessment of goodwill and recorded a $590.0 million non-cash transitional impairment charge related to the Wood Flooring segment. The impairment charge is presented in the income statement as a cumulative effect of a change in accounting principle as of January 1, 2002. The impairment charge arose from the Wood Flooring segment's fair value being lower than its carrying value. The Wood Flooring segment's fair value was determined using a combination of discounted cash flows, values implicit in precedent business combinations of similar companies in the building products industry and stock market multiples of publicly-traded flooring companies. The fair value was negatively affected by lower operating profits and cash flows than were assumed at the time of the acquisition in 1998. The shortfalls were caused by a combination of lower sales plus higher manufacturing costs. Under previous accounting rules, no goodwill impairment would have been recorded at January 1, 2002.

The following table represents the changes in goodwill since December 31, 2001.

(amounts in millions)
Goodwill by segment         January 1, 2002 Adjustments, net/(1)/ Impairments  June 30, 2002
-------------------         --------------- --------------------- -----------  -------------
Resilient Flooring                 $   82.9             $     1.4    $      -       $   84.3
Building Products                      10.1                   1.0           -           11.1
Wood Flooring                         717.2                     -      (590.0)         127.2
Cabinets                               12.6                     -           -           12.6
                            --------------- --------------------- -----------  -------------
Total consolidated goodwill        $  822.8             $     2.4    $ (590.0)      $  235.2
                            =============== ===================== ===========  =============

/(1)/ Primarily consists of the effects of foreign exchange and resolution of pre-acquisition tax and other contingencies.

As of January 1, 2002, Armstrong had unamortized identifiable intangible assets of $94.1 million. It was determined that the fair value of one of Wood Flooring's trademarks was lower than its carrying value. The fair value of the trademark was estimated using a discounted cash flow methodology. Accordingly, a non-cash transitional impairment charge of $6.0 million ($3.8 million, net of tax) was calculated and is presented in the income statement as a cumulative effect of a change in accounting principle as of January 1, 2002.

The following table details amounts related to Armstrong's intangible assets as of June 30, 2002.

                                              June 30, 2002
                                       ----------------------------
(amounts in millions)                  Gross Carrying  Accumulated
                                           Amount      Amortization
                                       --------------  ------------
Amortized intangible assets
---------------------------
  Computer software                           $  93.9     $    35.3
  Land use rights and other                       3.6           0.7
                                      ---------------  ------------
  Total                                       $  97.5     $    36.0
                                      ---------------  ------------
Unamortized intangible assets
-----------------------------
  Trademarks and brand names                  $  29.0
                                      ---------------

Total intangible assets                       $ 126.5
                                      ===============

Aggregate Amortization Expense
------------------------------
For the six months ended June 30, 2002        $   6.6

The annual amortization expense expected for the years 2002 through 2006 is as follows:

(amounts in millions)

2002       $ 14.8           2005      $ 10.0
2003         13.7           2006         6.5
2004         11.8

Comparison to prior year "As Adjusted"

The following table presents prior year reported amounts adjusted to eliminate the effect of goodwill and certain identifiable intangible asset amortization in accordance with FAS 142.

(amounts in millions)                                         Three Months Ended           Six Months Ended
                                                                   June 30,                    June 30,
                                                              2002          2001          2002          2001
                                                            --------      ---------    ----------    ---------
Reported net income (loss)                                    $ 27.7        $ 32.1      $ (544.2)       $ 52.4
Add back:  Goodwill amortization                                   -           5.7             -          11.4
Add back:  Trademark and brand names amortization                  -           0.2             -           0.4
                                                              ------        ------      --------        ------
Adjusted net income (loss)                                    $ 27.7        $ 38.0      $ (544.2)       $ 64.2
                                                              ======        ======      ========        ======


NOTE 8.  RESTRUCTURING AND OTHER ACTIONS

The following table summarizes activity in the reorganization and restructuring accruals for the first six months of 2002 and 2001:

(amounts in millions)      Beginning        Cash                                           Ending
                            Balance       Payments      Charges     Reversals    Other     Balance
                          -----------    ----------    ---------   -----------  -------   ----------
2002                        $   8.9       $  (0.9)      $  2.3       $    -      $  0.4     $  10.7
2001                           22.2          (7.4)         3.8         (1.3)       (6.7)       10.6

A $0.5 million pretax restructuring charge was recorded in the first quarter of 2002. The charge related to severance benefits for eleven employees in the Textiles and Sports Flooring segment, to reflect staffing needs for current business conditions and continued efforts initiated in the fourth quarter of 2001.

A $2.2 million pretax restructuring charge was recorded in the second quarter of 2002. The charge primarily related to severance benefits for approximately 120 employees in the European Resilient Flooring business due to a slow European economy and a consolidation of worldwide research and development activities. Of the $2.2 million, $0.4 million represented a non-cash charge for enhanced retirement benefits, which is accounted for as an increase to pension benefit liabilities.

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

The amount in "other" for 2002 is primarily related to foreign currency translation. In 2001, the amount in "other" is primarily related to the termination of an operating lease for an office facility in the U.S. These lease costs were previously accrued in the third quarter of 2000 as part of the restructuring charge when the decision to vacate the premises was made. The $5.9 million reversal is recorded as a reduction of Chapter 11 reorganization costs in accordance with SOP 90-7. See Note 2 for further discussion. The remaining amount in "other" is related to foreign currency translation.

Substantially all of the remaining balance of the restructuring accrual as of June 30, 2002 relates to rental commitments for unused space under the terms of a noncancelable-operating lease, which extends through 2017, and severance for terminated employees with extended payouts, the majority of which will be paid by the fourth quarter of 2002.

NOTE 9.  SUPPLEMENTAL CASH FLOW INFORMATION

(amounts in millions)            Three Months Ended          Six Months Ended
                                       June 30,                  June 30,
                                   2002      2001             2002      2001
                                  ------    -------         -------    ------
Interest paid                     $  1.6    $ 1.0           $   3.6     $ 2.2
Income taxes paid, net            $ 12.4    $ 2.2           $  12.9     $ 1.8


NOTE 10.  LITIGATION AND RELATED MATTERS

OVERVIEW OF ASBESTOS-RELATED LEGAL PROCEEDINGS

Asbestos-related Litigation

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

Asbestos-Related Personal Injury Claims

Prior to filing for relief under the Bankruptcy Code, AWI was a member of the Center for Claims Resolution (the "Center") which handled the defense and settlement of asbestos-related personal injury claims on behalf of its members. The Center pursued broad-based settlements of asbestos-related personal injury claims under the Strategic Settlement Program ("SSP") and had reached agreements with law firms that covered approximately 130,000 claims that named AWI as a defendant.

Due to the Filing, holders of asbestos-related personal injury claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against AWI. In addition, AWI ceased making payments to the Center with respect to asbestos-related personal injury claims, including payments pursuant to the outstanding SSP agreements. AWI's obligations with respect to payments called for under these settlements will be determined in its Chapter 11 Case.

A creditors' committee representing the interests of asbestos personal injury claimants has been appointed in the Chapter 11 Case. AWI's present and future asbestos liability will be addressed in its Chapter 11 Case rather than through the Center and a multitude of lawsuits in different jurisdictions throughout the U.S. It is anticipated that all of AWI's present and future asbestos-related personal injury claims will be resolved in the Chapter 11 Case.

Asbestos-Related Personal Injury Liability

In evaluating its potential asbestos-related personal injury liability prior to the Filing, AWI reviewed information provided by the Center including, among other things, recent and historical settlement amounts, the incidence of past and recent claims, the mix of the injuries of the plaintiffs, the number of cases pending against it and the status and results of broad-based settlement discussions. Based on this review, AWI developed an estimated range for its cost to defend and resolve asbestos-related personal injury claims for six years, through 2006. This estimated range was large due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that could have affected AWI's actual liability for this period. AWI concluded that no amount within the range was more likely than any other, and therefore reflected the low end of the range as the liability in the condensed consolidated financial statements, in accordance with generally accepted accounting principles.

It is expected that the Chapter 11 process will deal with all current and future asbestos-related personal injury claims against AWI. There are significant differences between the way the asbestos-related personal injury claims may be addressed under the bankruptcy process and the historical way AWI's claims were resolved. Therefore AWI is unable to accurately predict what the Chapter 11 process will determine is AWI's total liability nor reasonably estimate a range of liability for asbestos-related personal injury claims.

As of September 30, 2000, AWI had recorded a liability of $758.8 million for its asbestos-related personal injury liability that it determined was probable and estimable through 2006. Due to the increased uncertainty created as a result of the Filing, no change has been made to the previously recorded liability except to record payments of $68.2 million against that accrual in October and November 2000. The asbestos-related personal injury liability balance recorded at June 30, 2002 and December 31, 2001 is $690.6 million, which is recorded in liabilities subject to compromise. It is likely that the total liability as determined in the Chapter 11 process will be significantly higher than the recorded liability and the liability will be material to the financial statements.

Collateral Requirements

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

Asbestos-Related property Damage Litigation

Over the years, AWI was one of many defendants in asbestos-related property damage claims that were filed by public and private building owners, with six claims pending as of June 30, 2001. The claims that were resolved prior to the Filing resulted in aggregate indemnity obligations of less than $10 million. To date, all payments of these obligations have been entirely covered by insurance. The pending cases present allegations of damage to the plaintiffs' buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures for removal and replacement of such products. In the second quarter of 2000, AWI was served with a lawsuit seeking class certification of Texas residents who own property with asbestos-containing products. This case includes allegations that AWI asbestos-containing products caused damage to buildings and generally seeks compensatory damages and equitable relief, including testing, reimbursement for removal and diminution of property value. AWI vigorously denies the validity of the allegations against it in these actions and, in any event, believes that any costs will be covered by insurance. Continued prosecution of these actions and the commencement of any new asbestos property damage actions are stayed due to the Filing. In March 2002, the Court allowed certain alleged holders of asbestos property damage claims to file a class proof of claim against AWI. In July 2002, the Court denied the certification of the proposed class and held that the plaintiffs' proof of claim shall only be effective as to the named claimants. As part of determining whether AWI asbestos containing resilient floor covering products give rise to property damage liability, the Court will conduct an initial hearing on September 26 - 27, 2002 to decide the type of scientific testing allowable under the Federal Rules of Evidence to prove or disprove whether such products cause building contamination.

Consistent with prior periods and due to increased uncertainty, AWI has not recorded any liability related to these claims as of June 30, 2002. See Note 2 for further discussion of the property damage claims in response to the August 31, 2001 claims bar date in the Chapter 11 Case. A separate creditors' committee representing the interests of property damage asbestos claimants has been appointed in the Chapter 11 Case.

Insurance Recovery Proceedings

A substantial portion of AWI's primary and excess remaining insurance asset is nonproducts (general liability) insurance for personal injury claims, including among others, those that involve alleged exposure during AWI's installation of asbestos insulation materials. AWI has entered into settlements with a number of the carriers resolving its coverage issues. However, an alternative dispute resolution ("ADR") procedure was commenced against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and includes defense costs in addition to limits.

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the first quarter of 2001, a new trial judge was selected for the ADR. The new trial judge conducted hearings in 2001 and determined not to rehear matters decided by the previous judge. In the first quarter of 2002, the new trial judge concluded the ADR trial proceeding with findings in favor of AWI on substantially all key issues. Liberty Mutual, the only insurer that is still a party to the ADR, has appealed that final judgment. Appellate argument is scheduled for October 2002. In July 2002, AWI filed a lawsuit against Liberty Mutual in the Federal District Court for the Eastern District of Pennsylvania seeking, among other things, a declaratory judgment with respect to certain policy issues not subject to binding ADR.

One of the insurance carriers, Reliance Insurance Company, was placed under an order of liquidation by a state insurance department during October 2001 due to financial difficulties. The order of liquidation prohibits Reliance from making any claim payments under the insurance policies until the liquidation occurs. AWI intends to file a proof of claim against Reliance by the December 2003 deadline. It is uncertain when AWI will receive proceeds from Reliance under these insurance policies.

Another insurer (Century Indemnity Company), who previously settled its coverage issues with AWI, has made some of its required payments under the settlement to a trust of which AWI is a beneficiary. During January 2002, this insurer filed an adversary action in AWI's Chapter 11 Case. Among other things, the action requests the Court to (1) declare that the settlement agreement is an executory contract and to compel assumption or rejection of the agreement; (2) declare that the insurer need not make its present and future scheduled payments unless AWI assumes the agreement; (3) declare that the insurer is entitled to indemnification from AWI against any liabilities that the insurer may incur in certain unrelated litigation in which the insurer is involved; and (4) enjoin the disposition of funds previously paid by the insurer to the trust pending an adjudication of the insurer's rights. These issues are before the Court for determination and AWI believes it is highly unlikely the insurer will prevail in this matter.

Insurance Asset

An insurance asset in respect of asbestos personal injury claims in the amount of $198.1 million is recorded as of June 30, 2002 compared to $214.1 million as of December 31, 2001. Of the total recorded asset at June 30, 2002, approximately $35.3 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI's belief in the availability of insurance in this amount, based upon AWI's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $80 million of the $198.1 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the liability. Of the $198.1 million asset, $24.0 million has been recorded as a current asset as of June 30, 2002 reflecting management's estimate of the minimum insurance payments to be received in the next 12 months.

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

Cash Flow Impact

As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related claims in 2002 or 2001. AWI received $16.0 million in asbestos-related insurance recoveries during the first six months of 2002 and 2001. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements.

Conclusion

Many uncertainties exist about the financial impact of AWI's involvement with asbestos litigation. These uncertainties include the impact of the Filing and the Chapter 11 process, the number of future claims to be filed, the ultimate value of the asbestos liability, the impact of any potential legislation, the impact of the ADR proceedings on the insurance asset and the financial condition of AWI's insurance carriers. AWI has not revised its previously recorded liability for asbestos-related personal injury claims. It is likely that no changes will be made to the liability until later in the Chapter 11 Case. Although not currently estimable, AWI's total exposure to asbestos-related personal injury claims is likely to be significantly higher than the recorded liability and to be material to the financial statements. Any adjustment to the insurance asset could be material to the financial statements.

ENVIRONMENTAL LIABILITIES

Most of Armstrong's manufacturing and certain of Armstrong's research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. Armstrong has made, and intends to continue to make, necessary expenditures for compliance with applicable environmental requirements at its operating facilities. Armstrong anticipates that annual expenditures for those purposes will not change materially from recent experience. However, applicable federal and state environmental laws continue to change. Until all new regulatory requirements are known, Armstrong cannot predict with certainty future capital expenditures associated with compliance with environmental requirements.

As with many industrial companies, Armstrong is currently involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"), and similar state laws at approximately 22 sites. In most cases, Armstrong is one of many potentially responsible parties ("PRPs") which have potential liability for the required investigation and remediation of each site, and which in some cases, have agreed to jointly fund that required investigation and remediation. With regard to some sites, however, Armstrong disputes the liability, the proposed remedy or the proposed cost allocation among the PRPs. Armstrong may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies. Armstrong has also been remediating environmental contamination resulting from past industrial activity at certain of its former plant sites. AWI's payments and remediation work on such sites for which AWI is the potentially responsible party is under review in light of the Chapter 11 Filing. The bar date for claims from several environmental agencies has been extended into the third quarter of 2002.

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

AWI is subject to a unilateral order by the Oregon Department of Environmental Quality ("DEQ") to conduct a remedial investigation and feasibility study and any necessary remedial design and action at its St. Helens, Oregon facility, as well as the adjacent Scappoose Bay. AWI has denied liability for the Scappoose Bay, but has cooperated with the DEQ regarding its owned property. Other potentially responsible parties who are not yet subject to orders by the DEQ include former site owners Owens Corning ("OC") and Kaiser Gypsum Company, Inc. Owens Corning has entered into a settlement in principle with the DEQ. Pursuant to the proposed settlement, OC will make a lump sum payment to the DEQ in exchange for contribution protection (including protection against common law and statutory contribution claims by AWI against OC) and a covenant not to sue. AWI is currently negotiating with the DEQ regarding how these funds will be made available for the investigation and remedial action for the site. AWI has recorded an environmental liability with respect to the St. Helens remedial investigations and feasibility study at its facility, but not for Scappoose Bay because AWI continues to dispute responsibility for any contamination in Scappoose Bay.

Liabilities of $17.0 million at June 30, 2002 and $16.6 million at December 31, 2001 were for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $6.4 million of the June 30, 2002 and December 31, 2001 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the condensed consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation.

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

PATENT INFRINGEMENT CLAIMS

Armstrong is a defendant in lawsuits brought by two groups of plaintiffs claiming patent infringement related to some of Armstrong's laminate and resilient sheet flooring products. The plaintiffs have claimed unspecified monetary damages in these claims. Additionally, Armstrong is being defended and indemnified by its supplier in the laminate products claim. Armstrong denies the allegations and believes it will prevail in these matters.

FORMER EMPLOYEES CLAIM

About 370 former Armstrong employees that were separated in two divestitures in 2000 have brought two purported class actions against the Retirement Committee of AWI, certain current and former members of the Retirement Committee, the Retirement Savings and Stock Ownership Plan (RSSOP), AHI and the trustee bank of the RSSOP. The cases are pending in the United States District Court (Eastern District of PA). A similar proof of claim has been filed against AWI in the Chapter 11 Case. Plaintiffs allege breach of Employee Retirement Income
Security Act (ERISA) fiduciary duties and other violations of ERISA pertaining to losses in their RSSOP accounts, which were invested in Armstrong common stock. Losses are alleged to be in the range of several million dollars. AHI believes there are substantive defenses to the allegations.

OTHER CLAIMS

Additionally, Armstrong is involved in various other claims and legal actions involving product liability, patent infringement, employment law issues and other actions arising in the ordinary course of business. While complete assurance cannot be given to the outcome of these claims, Armstrong does not expect that any sum that it may have to pay in connection with these matters will have a materially adverse effect on its consolidated financial position or liquidity, however it could be material to the results of operations in the particular period that a matter is resolved.

NOTE 11.  ACQUISITIONS

During 2001, Armstrong spent $5.4 million to purchase some of the remaining minority equity interest of majority owned entities consolidated within the Resilient Flooring segment. Approximately $5.0 million of the purchase price was allocated to goodwill.

NOTE 12. DIFFERENCES BETWEEN ARMSTRONG HOLDINGS INC. AND ARMSTRONG WORLD INDUSTRIES, INC.

The difference between the condensed consolidated financial statements is primarily due to stock activity and intercompany transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

AWI intends to address all prepetition claims, including all asbestos-related claims, in a plan of reorganization in its Chapter 11 Case. At this time, it is impossible to accurately predict how such a plan will treat such claims and how a plan will impact the value of shares of common stock of AHI. Under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full or unless creditors accept a reorganization plan which permits holders of equity interests to participate. The formulation and implementation of a plan of reorganization in the Chapter 11 Case could take a significant period of time. Currently, AWI has the exclusive right to file a plan of reorganization until October 4, 2002, and this date may be further extended by the Court.

Since AHI and AWI filed their Form 10-Q for the quarterly period ended March 31, 2002, there has been no substantive progress in AWI's negotiations with the asbestos personal injury claimants and the unsecured creditors committees with respect to the principal elements of a reorganization plan. It is not possible to predict whether these negotiations will be successful. Therefore, the timing of resolution of the Chapter 11 Case remains highly uncertain.

Bar Date for Filing Claims

The Court established August 31, 2001 as the bar date for all claims against AWI except for certain specified claims. A bar date is the date by which claims against AWI must be filed if the claimants wish to participate in any distribution from the Chapter 11 Case. The Court had extended the bar date for claims from the U.S. Internal Revenue Service until June 28, 2002, and a proof of claim was received. The Court has also extended the bar date for claims from several environmental agencies until the third quarter of 2002. In March 2002, the Court allowed certain alleged holders of asbestos property damage claims to file a class proof of claim against AWI. In July 2002, the Court denied the certification of the proposed class and held that the plaintiffs' proof of claim shall only be effective as to the named claimants. A bar date for asbestos-related personal injury claims has not been set.

Approximately 4,500 proofs of claim (including late-filed claims) totaling approximately $6.0 billion alleging a right to payment from AWI were filed with the Court in response to the August 31, 2001 bar date, which are discussed below. AWI continues to investigate claims. The Court will ultimately determine liability amounts that will be allowed as part of the Chapter 11 process.

In its ongoing review of the filed claims, AWI has identified and successfully objected to approximately 1,200 claims totaling $1.6 billion. These claims were, primarily, duplicate filings, claims that were subsequently amended or claims that are not related to AWI. The Court disallowed these claims with prejudice.

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

Approximately 600 proofs of claim totaling approximately $0.8 billion alleging asbestos-related property damage are pending with the Court. Most of these claims were new to AWI and many were submitted with insufficient documentation to assess their validity. As part of determining whether AWI asbestos containing resilient floor covering products give rise to property damage liability, the Court will conduct an initial hearing on September 26 - 27, 2002 to decide the type of scientific testing allowable under the Federal Rules of Evidence to prove or disprove whether such products cause building contamination. AWI expects to continue vigorously defending any asserted asbestos-related property damage claims in the Court. AWI believes that it has a significant amount of existing insurance coverage available for asbestos-related property damage liability, with the amount ultimately available dependent upon, among other things, the profile of the claims that may be allowed by the Court. AWI's history of property damage litigation prior to the Chapter 11 filing is described in Note 10 of the condensed consolidated financial statements.

Approximately 1,700 claims totaling approximately $1.8 billion alleging a right to payment for financing, environmental, trade debt and other claims are pending with the Court. For these categories of claims, AWI has previously recorded approximately $1.6 billion in liabilities. AWI continues to investigate the claims to determine their validity.

AWI continues to evaluate claims filed in the Chapter 11 Case. AWI has recorded liability amounts for claims whose value can be reasonably estimated and which it believes are probable of being allowed by the Court. At this time, it is impossible to reasonably estimate the value of all the claims that will ultimately be allowed by the Court. However, it is likely the value of the claims ultimately allowed by the Court will be in excess of amounts presently recorded by AWI and will be material to AWI's financial position and the results of its operations. However, AWI is not able to determine a range of possible liability with any reasonable degree of accuracy, due to the uncertainties of the Chapter 11 process, the in-progress state of AWI's investigation of submitted claims and the lack of documentation submitted in support of many claims.

Financing

As of June 30, 2002, AWI had no outstanding debt borrowings under its $200 million debtor-in-possession credit facility (the "DIP Facility") and AWI had $200.1 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. As of June 30, 2002, AWI had approximately $19.6 million in letters of credit which were issued pursuant to the DIP Facility. Borrowings are limited to an adjusted amount of receivables, inventories and PP&E. AWI believes that the DIP Facility, together with cash on hand and generated from operations, will be adequate to address its foreseeable liquidity needs. Borrowings under the DIP Facility, if any, and obligations to reimburse draws upon the letters of credit constitute superpriority administrative expense claims in the Chapter 11 Case. The DIP Facility is scheduled to expire on

December 6, 2002. AWI is in discussions to extend the DIP Facility but at a reduced amount, since AWI does not foresee the need for a facility at the $200 million level.

Accounting Impact

AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying condensed consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. See
Note 3 for detail of the liabilities subject to compromise at June 30, 2002 and December 31, 2001. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI's prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI's estimated liability for personal injury asbestos claims is also recorded in liabilities subject to compromise. See Note 10 for further discussion of AWI's asbestos liability.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities in the first six months of 2002 and 2001:

                                                    Six Months Ended   Six Months Ended
(amounts in millions)                                 June 30, 2002     June 30, 2001
---------------------                               ----------------  -----------------
Professional fees                                         $ 14.0            $ 11.9
Interest income, post petition                              (1.7)             (2.7)
Reductions to prepetition liabilities                          -              (2.0)
Termination of prepetition lease obligation                    -              (5.9)
Other expense directly related to bankruptcy, net            0.2               1.2
                                                         -------           --------
Total Chapter 11 reorganization costs, net                $ 12.5            $  2.5
                                                         =======           ========

s
Professional fees represent legal and financial advisory fees and expenses directly related to the Filing.

Interest income is earned from short-term investments of cash by AWI subsequent to the Filing.

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

Employee Relations

AHI has approximately 4,400 employees represented by labor unions in the United States. Currently, approximately 1,500 of these employees, at three manufacturing facilities, are working under expired contracts. AHI is currently negotiating these collective bargaining agreements. However, the timing of a resolution is not determinable and a work stoppage is possible. The actual effects of either event could have a material adverse impact on the operations of the business.

Financial Condition and Liquidity

Armstrong had cash and cash equivalents of $345.5 million at June 30, 2002. Working capital was $831.9 million as of June 30, 2002, $83.7 million higher than the $748.2 million recorded at the end of 2001. The ratio of current assets to current liabilities was 2.87 to 1 as of June 30, 2002, compared with 3.05 to 1 as of December 31, 2001. The decrease was primarily the result of increases in accounts payable and accrued expenses.

Long-term debt, excluding debt subject to compromise, was $50.6 million, or 15.3% of total capital at June 30, 2002, compared with $50.3 million, or 6.0% of total capital, at the end of 2001. All other outstanding prepetition long-term debt is owed by entities that filed for Chapter 11 protection, and therefore has been classified as liabilities subject to compromise at June 30, 2002 and December 31, 2001.

Net cash provided by operating activities for the six months ended June 30, 2002, was $95.5 million compared to $86.9 million for the comparable period in 2001. The increase in cash provided by operations was primarily due to favorable changes in net working capital, primarily inventory balances.

Net cash used for investing activities was $36.8 million for the six months ended June 30, 2002, compared to $45.0 million for the six months ended June 30, 2001. The decrease was primarily due to 2001 purchases of some of the remaining minority equity interest of majority owned entities consolidated within the Resilient Flooring segment.

Net cash provided by financing activities was $5.8 million for the six months ended June 30, 2002 compared with cash used for financing activities of $17.9 million for the six months ended June 30, 2001. The increase in cash was primarily due to increases in short-term debt.

AHI's liquidity needs for operations vary throughout the year. Therefore, AHI retains lines of credit to draw upon as needed to meet these needs. There were no outstanding borrowings under the DIP Facility as of June 30, 2002 or June 30, 2001. As of June 30, 2002, approximately $19.6 million in letters of credit were issued pursuant to the DIP Facility. Borrowings are limited to an adjusted amount of receivables, inventories and PP&E. AHI believes that the DIP Facility, together with cash on hand and generated from operations, will be adequate to address foreseeable liquidity needs.

Asbestos-related Litigation

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

Asbestos-Related Personal Injury Claims

Prior to filing for relief under the Bankruptcy Code, AWI was a member of the Center for Claims Resolution (the "Center") which handled the defense and settlement of asbestos-related personal injury claims on behalf of its members. The Center pursued broad-based settlements of asbestos-related personal injury claims under the Strategic Settlement Program ("SSP") and had reached agreements with law firms that covered approximately 130,000 claims that named AWI as a defendant.

Due to the Filing, holders of asbestos-related personal injury claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against AWI. In addition, AWI ceased making payments to the Center with respect to asbestos-related personal injury claims, including payments pursuant to the outstanding SSP agreements. AWI's obligations with respect to payments called for under these settlements will be determined in its Chapter 11 Case.

A creditors' committee representing the interests of asbestos personal injury claimants has been appointed in the Chapter 11 Case. AWI's present and future asbestos liability will be addressed in its Chapter 11 Case rather than through the Center and a multitude of lawsuits in different jurisdictions throughout the U.S. It is anticipated that all of AWI's present and future asbestos-related personal injury claims will be resolved in the Chapter 11 Case.

Asbestos-Related Personal Injury Liability

In evaluating its potential asbestos-related personal injury liability prior to the Filing, AWI reviewed information provided by the Center including, among other things, recent and historical settlement amounts, the incidence of past and recent claims, the mix of the injuries of the plaintiffs, the number of cases pending against it and the status and results of broad-based settlement discussions. Based on this review, AWI developed an estimated range for its cost to defend and resolve asbestos-related personal injury claims for six years, through 2006. This estimated range was large due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that could have affected AWI's actual liability for this period. AWI concluded that no amount within the range was more likely than any other, and therefore reflected the low end of the range as the liability in the condensed consolidated financial statements, in accordance with generally accepted accounting principles.

It is expected that the Chapter 11 process will deal with all current and future asbestos-related personal injury claims against AWI. There are significant differences between the way the asbestos-related personal injury claims may be addressed under the bankruptcy process and the historical way AWI's claims were resolved. Therefore AWI is unable to accurately predict what the Chapter 11 process will determine is AWI's total liability nor reasonably estimate a range of liability for asbestos-related personal injury claims.

As of September 30, 2000, AWI had recorded a liability of $758.8 million for its asbestos-related personal injury liability that it determined was probable and estimable through 2006. Due to the increased uncertainty created as a result of the Filing, no change has been made to the previously recorded liability except to record payments of $68.2 million against that accrual in October and November 2000. The asbestos-related personal injury liability balance recorded at June 30, 2002 and December 31, 2001 is $690.6 million, which is recorded in liabilities subject to compromise. It is likely that the total liability as determined in the Chapter 11 process will be significantly higher than the recorded liability and the liability will be material to the financial statements.

Collateral Requirements

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

Asbestos-Related property Damage Litigation

Over the years, AWI was one of many defendants in asbestos-related property damage claims that were filed by public and private building owners, with six claims pending as of June 30, 2001. The claims that were resolved prior to the Filing resulted in aggregate indemnity obligations of less than $10 million. To date, all payments of these obligations have been entirely covered by insurance. The pending cases present allegations of damage to the plaintiffs' buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures for removal and replacement of such products. In the second quarter of 2000, AWI was served with a lawsuit seeking class certification of Texas residents who own property with asbestos-containing products. This case includes allegations that AWI asbestos-containing products caused damage to buildings and generally seeks compensatory damages and equitable relief, including testing, reimbursement for removal and diminution of property value. AWI vigorously denies the validity of the allegations against it in these actions and, in any event, believes that any costs will be covered by insurance. Continued prosecution of these actions and the commencement of any new asbestos property damage actions are stayed due to the Filing. In March 2002, the Court allowed certain alleged holders of asbestos property damage claims to file a class proof of claim against AWI. In July 2002, the Court denied the certification of the proposed class and held that the plaintiffs' proof of claim shall only be effective as to the named claimants. As part of determining whether AWI asbestos containing resilient floor covering products give rise to property damage liability, the Court will conduct an initial hearing on September 26 - 27, 2002 to decide the type of scientific testing allowable under the Federal Rules of Evidence to prove or disprove whether such products cause building contamination.

Consistent with prior periods and due to increased uncertainty, AWI has not recorded any liability related to these claims as of June 30, 2002. See Note 2 for further discussion of the property damage claims in response to the August 31, 2001 claims bar date in the Chapter 11 Case. A separate creditors' committee representing the interests of property damage asbestos claimants has been appointed in the Chapter 11 Case.

Insurance Recovery Proceedings

A substantial portion of AWI's primary and excess remaining insurance asset is nonproducts (general liability) insurance for personal injury claims, including among others, those that involve alleged exposure during AWI's installation of asbestos insulation materials. AWI has entered into settlements with a number of the carriers resolving its coverage issues. However, an alternative dispute resolution ("ADR") procedure was commenced against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and includes defense costs in addition to limits.

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the first quarter of 2001, a new trial judge was selected for the ADR. The new trial judge conducted hearings in 2001 and determined not to rehear matters decided by the previous judge. In the first quarter of 2002, the new trial judge concluded the ADR trial proceeding with findings in favor of AWI on substantially all key issues. Liberty Mutual, the only insurer that is still a party to the ADR, has appealed that final judgment. Appellate argument is scheduled for October 2002. In July 2002, AWI filed a lawsuit against Liberty Mutual in the Federal District Court for the Eastern District of Pennsylvania seeking, among other things, a declaratory judgment with respect to certain policy issues not subject to binding ADR.

One of the insurance carriers, Reliance Insurance Company, was placed under an order of liquidation by a state insurance department during October 2001 due to financial difficulties. The order of liquidation prohibits Reliance from making any claim payments under the insurance policies until the liquidation occurs. AWI intends to file a proof of claim against Reliance by the December 2003 deadline. It is uncertain when AWI will receive proceeds from Reliance under these insurance policies.

Another insurer (Century Indemnity Company), who previously settled its coverage issues with AWI, has made some of its required payments under the settlement to a trust of which AWI is a beneficiary. During January 2002, this insurer filed an adversary action in AWI's Chapter 11 Case. Among other things, the action requests the Court to (1) declare that the settlement agreement is an executory contract and to compel assumption or rejection of the agreement; (2) declare that the insurer need not make its present and future scheduled payments unless AWI assumes the agreement; (3) declare that the insurer is entitled to indemnification from AWI against any liabilities that the insurer may incur in certain unrelated litigation in which the insurer is involved; and (4) enjoin the disposition of funds previously paid by the insurer to the trust pending an adjudication of the insurer's rights. These issues are before the Court for determination and AWI believes it is highly unlikely the insurer will prevail in this matter.

Insurance Asset

An insurance asset in respect of asbestos personal injury claims in the amount of $198.1 million is recorded as of June 30, 2002 compared to $214.1 million as of December 31, 2001. Of the total recorded asset at June 30, 2002, approximately $35.3 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI's belief in the availability of insurance in this amount, based upon AWI's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $80 million of the $198.1 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the liability. Of the $198.1 million asset, $24.0 million has been recorded as a current asset as of June 30, 2002 reflecting management's estimate of the minimum insurance payments to be received in the next 12 months.

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

Cash Flow Impact

As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related claims in 2002 or 2001. AWI received $16.0 million in asbestos-related insurance recoveries during the first six months of 2002 and 2001. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements.

Conclusion

Many uncertainties exist about the financial impact of AWI's involvement with asbestos litigation. These uncertainties include the impact of the Filing and the Chapter 11 process, the number of future claims to be filed, the ultimate value of the asbestos liability, the impact of any potential legislation, the impact of the ADR proceedings on the insurance asset and the financial condition of AWI's insurance carriers. AWI has not revised its previously recorded liability for asbestos-related personal injury claims. It is likely that no changes will be made to the liability until later in the Chapter 11 Case. Although not currently estimable, AWI's total exposure to asbestos-related personal injury claims is likely to be significantly higher than the recorded liability and to be material to the financial statements. Any adjustment to the insurance asset could be material to the financial statements.

New Accounting Pronouncements

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." The statement establishes standards for accounting for an obligation associated with the retirement of a long-lived asset. The standard is effective for fiscal years beginning after June 15, 2002. While AHI is finalizing its review of this statement, adoption of this statement is not expected to have a material impact on AHI's consolidated results of operations or financial condition.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Statements No. 4 and 64 related to the extinguishments of debt, Statement 44 related to intangible assets of motor carrier industries and Statement 13 relates to leases. Adoption of this standard is not expected to have a material impact on AHI's consolidated results of operations or financial condition.

Consolidated Results

The following discussions of consolidated results are on a continuing operations basis.

Quarterly Comparison of 2002 and 2001

Net sales in the second quarter of 2002 of $825.2 million were 1.4% higher compared with net sales of $814.2 million in the second quarter of 2001. Resilient Flooring net sales decreased 1.6%. Building Products net sales decreased by 0.6%. Wood Flooring net sales increased by 9.1%. Cabinets increased by 10.3%. Textiles and Sports Flooring decreased by 7.7%. Net sales increased by 2.2% in the Americas and decreased by 1.1% in Europe, with the Pacific Area increasing by $1.1 million. Excluding the effects of favorable foreign exchange rates, consolidated net sales increased by 0.4%, with Europe net sales decreasing by 5.0% and Pacific Area net sales increasing by $0.8 million. (See Segment Results for further discussion.)

Operating income in the second quarter of 2002 was $55.6 million compared to $62.1 million in the second quarter of 2001. Weak results in Europe, coupled with a reduced pension credit, higher medical costs and competitive pricing pressures in the Americas were the primary causes for the year-to-year decline. (See Segment Results for further discussion.) The effects of foreign exchange rates improved operating income in the second quarter of 2002 by approximately $0.7 million. The second quarter of 2001 includes $5.7 million of goodwill amortization, which, as a result of adopting FAS 142 effective January 1, 2002, is no longer amortizable and has no corresponding cost in 2002. See Note 7 of the condensed consolidated financial statements for further discussion of FAS 142.

Cost of goods sold for the second quarter of 2002 was 74.8% of net sales, compared to 73.0% for the second quarter of 2001. The percent increase was primarily due to unfavorable sales price and mix, higher medical costs, a lower pension credit and manufacturing inefficiencies, partially offset by higher volume and lower raw material and energy costs.

SG&A expenses in the second quarter of 2002 were $156.3 million or 18.9% of net sales, compared to $152.3 million or 18.7% of net sales in the second quarter of 2001. The increase in SG&A was primarily due to higher overall advertising and medical expenses and a $1.8 million decreased pension credit during the second quarter of 2002, partially offset by a $2.0 million reversal of previously accrued franchise taxes that are no longer necessary based on a favorable tax ruling in the second quarter of 2002.

A $6.0 million non-cash pre-tax charge was recorded in the second quarter of 2001 related to management's assessment of probable asbestos-related insurance asset recoveries. There was no charge recorded in the second quarter of 2002.

Armstrong also recorded net restructuring costs of $2.2 million in the second quarter of 2002, which primarily included severance benefits for approximately 120 employees in the European resilient flooring business, due to a slow European economy and a consolidation of worldwide research and development activities. This reorganization is expected to result in $5.5 million annual savings. Restructuring reversals of $1.3 million in the second quarter of 2001 related to a formerly occupied building for which AHI will no longer incur any additional costs and to a remaining accrual from the first quarter 2001 reorganization, comprising severances no longer necessary as certain individuals remained employed by AHI.

Interest expense of $3.3 million in the second quarter of 2002 was slightly lower than interest expense of $3.5 million in the second quarter of 2001. In accordance with SOP 90-7, Armstrong did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $21.4 million and $21.5 million in the second quarter of 2002 and 2001, respectively.

Other (income) expense, net was $0.1 million of income in the second quarter of 2002 compared to $3.1 million of expense for the second quarter of 2001. The 2001 other expense, net was primarily due to a $3.2 million non-cash charge resulting from the impairment of investments.

Armstrong recorded $6.3 million of Chapter 11 reorganization costs, net in the second quarter of 2002 compared to a net gain of $0.5 million in the second quarter of 2001. See preceding section, "Proceedings under Chapter 11," for further discussion.

Earnings from continuing operations in the second quarter of 2002 were $27.7 million, or $0.68 per diluted share, compared to adjusted earnings from continuing operations (excluding $5.9 million of amortization on goodwill and certain intangible assets) of $40.4 million, or $0.99 per diluted share, in the second quarter of 2001.

The effective tax rate from continuing operations for the second quarter of 2002 was 39.9% versus 38.4% for the second quarter of 2001. This increase was related to an increase in nondeductible bankruptcy costs, an increase in state taxes primarily related to certain benefits recorded in 2001 and increases in the valuation allowances against foreign net operating loss carryforwards. These increases were offset partially by the reversal of certain tax reserves of $5.7 million due to the favorable settlement of tax audits and the elimination of the negative tax impact recorded in 2001 on goodwill amortization.

Net earnings were $27.7 million, or $0.68 per diluted share for the second quarter of 2002, compared to adjusted net earnings (excluding $5.9 million of amortization on goodwill and certain intangible assets) of $38.0 million, or $0.93 per diluted share in the second quarter of 2001.

Six Months Ending June 30 Comparison of 2002 and 2001

Net sales in the first half of 2002 of $1,572.8 million were 1.3% lower compared with net sales of $1,594.1 million in the first half of 2001. Resilient Flooring net sales decreased 2.5%. Building Products net sales decreased by 5.2%. Wood Flooring net sales increased by 6.7%. Cabinets increased by 7.3%. Textiles and Sports Flooring decreased by 11.4%. Net sales increased by 0.7% in the Americas and decreased 6.9% and 4.1% in Europe and the Pacific Area, respectively.

Operating income in the first half of 2002 was $96.1 million compared to $105.4 million in the second quarter of 2001. The first half of 2001 includes $11.4 million of goodwill amortization, which, as a result of adopting FAS 142 effective January 1, 2002, is no longer amortizable and has no corresponding cost in 2002. The decrease in operating income is generally due to decreased net sales, increased medical expenses and a $9.1 million lower U.S. pension credit.

Changes in foreign exchange rates had an insignificant impact on comparative net sales and operating income.

The 2002 cumulative effect of a change in accounting principle of $593.8 million (net of $2.2 million tax) or $14.66 per share, was due to a non-cash transitional impairment charge in accordance with FAS 142 as discussed in Note 7.

A net loss of $544.2 million, or $13.44 per share was recorded for the first half of 2002, compared to adjusted net earnings (excluding $11.8 million of amortization on goodwill and certain intangible assets) of $64.2 million, or $1.57 per diluted share in the first half of 2001.

Segment Results

Quarterly Comparison of 2002 and 2001

Resilient Flooring

Resilient Flooring net sales were $303.5 million and $308.3 million in the second quarter 2002 and 2001, respectively. This 1.6% decrease primarily resulted from a decrease in the Americas net sales of 1.8%, due to lower net sales of residential tile and laminate, offset by increased net sales of residential sheet and commercial tile. Excluding the effects of favorable foreign exchange rates, Europe decreased 2.1%, primarily due to lower sales of linoleum products, while the Pacific Area increased $1.5 million.

Operating income of $20.8 million in the second quarter of 2002 compared to $27.7 million in the second quarter of 2001. This decrease was due to lower net sales, and higher manufacturing and medical expenses, partially offset by lower raw material costs and lower selling and advertising expenses. Operating income in the second quarter of 2002 also included $2.2 million of employee severance costs related to restructuring efforts in Europe, while 2001 included a $0.2 million reversal of previously recorded restructuring charges.

Building Products

Building Products net sales of $205.1 million in the second quarter of 2002 decreased from $206.4 million in the second quarter of 2001. Excluding the effects of favorable foreign exchange rates, net sales decreased 2.1%, primarily due to weak construction markets in both the U.S. and Europe. Operating income decreased $1.2 million to $24.5 million in the second quarter of 2002 due to decreased net sales and unfavorable product mix, partially offset by lower energy costs.

Wood Flooring

Wood Flooring net sales of $190.0 million in the second quarter of 2002 increased from net sales of $174.1 million in the second quarter of 2001. This 9.1% increase was driven primarily by increased volume in large home center retailers. Operating income of $18.5 million in the second quarter of 2002 compared to operating income of $8.5 million in the second quarter of 2001. Excluding $5.0 million of goodwill amortization expense recorded in the second quarter of 2001, operating income would have been $13.5 million. The increase in operating income was driven by higher net sales and lower lumber costs, partially offset by increased personnel costs associated with field sales and customer service.

Cabinets

Cabinets net sales of $66.5 million in the second quarter of 2002 increased from net sales of $60.3 million in the second quarter of 2001 due to increased volume. Operating income of $0.6 million in the second quarter of 2002 compared to operating income of $5.6 million in the second quarter of 2001. $2.5 million of the decrease was related to an inventory writedown, resulting from the completion of a book-to-physical inventory analysis. Substantially all of this inventory writedown relates to prior periods. Other factors leading to the decrease in operating income were unfavorable product mix, an additional accrual for product claims of $1.0 million and higher labor and advertising costs.

Textiles and Sports Flooring

Textiles and Sports Flooring net sales of $60.1 million decreased in the second quarter of 2002 compared to $65.1 million in the second quarter of 2001. Excluding the effects of favorable foreign exchange rates, net sales decreased 11.1% due to the weak European market. An operating loss of $0.3 million in the second quarter of 2002 was incurred compared to operating income of $3.6 million in the second quarter of 2001, primarily due to the impact of lower sales volume and higher manufacturing costs.


All Other

The All Other segment contributed operating income of $0.8 million and $0.5 million for the second quarter of 2002 and 2001, respectively, resulting from an equity investment in Interface Solutions, Inc.

Unallocated Corporate Expense

Unallocated corporate expense of $9.3 million in the second quarter of 2002 compared to $3.5 million in the second quarter of 2001. The second quarter of 2002 included a $4.2 million decreased pension credit and higher unallocated administrative expenses, partially offset by a $2.0 million reversal of previously accrued franchise taxes that are no longer necessary based on a favorable tax ruling in the second quarter of 2002. The second quarter of 2001 included a $1.1 million benefit from reversal of a reserve related to a formerly occupied building for which Armstrong will no longer incur any additional costs.

                           Part II - Other Information

Item 1.  Legal Proceedings

OVERVIEW OF ASBESTOS-RELATED LEGAL PROCEEDINGS

Asbestos-related Litigation

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

Asbestos-Related Personal Injury Claims

Prior to filing for relief under the Bankruptcy Code, AWI was a member of the Center for Claims Resolution (the "Center") which handled the defense and settlement of asbestos-related personal injury claims on behalf of its members. The Center pursued broad-based settlements of asbestos-related personal injury claims under the Strategic Settlement Program ("SSP") and had reached agreements with law firms that covered approximately 130,000 claims that named AWI as a defendant.

Due to the Filing, holders of asbestos-related personal injury claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against AWI. In addition, AWI ceased making payments to the Center with respect to asbestos-related personal injury claims, including payments pursuant to the outstanding SSP agreements. AWI's obligations with respect to payments called for under these settlements will be determined in its Chapter 11 Case.

A creditors' committee representing the interests of asbestos personal injury claimants has been appointed in the Chapter 11 Case. AWI's present and future asbestos liability will be addressed in its Chapter 11 Case rather than through the Center and a multitude of lawsuits in different jurisdictions throughout the U.S. It is anticipated that all of AWI's present and future asbestos-related personal injury claims will be resolved in the Chapter 11 Case.

Asbestos-Related Personal Injury Liability

In evaluating its potential asbestos-related personal injury liability prior to the Filing, AWI reviewed information provided by the Center including, among other things, recent and historical settlement amounts, the incidence of past and recent claims, the mix of the injuries of the plaintiffs, the number of cases pending against it and the status and results of broad-based settlement discussions. Based on this review, AWI developed an estimated range for its cost to defend and resolve asbestos-related personal injury claims for six years, through 2006. This estimated range was large due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that could have affected AWI's actual liability for this period. AWI concluded that no amount within the range was more likely than any other, and therefore reflected the low end of the range as the liability in the condensed consolidated financial statements, in accordance with generally accepted accounting principles.

It is expected that the Chapter 11 process will deal with all current and future asbestos-related personal injury claims against AWI. There are significant differences between the way the asbestos-related personal injury claims may be addressed under the bankruptcy process and the historical way AWI's claims were resolved. Therefore AWI is unable to accurately predict what the Chapter 11 process will determine is AWI's total liability nor reasonably estimate a range of liability for asbestos-related personal injury claims.

As of September 30, 2000, AWI had recorded a liability of $758.8 million for its asbestos-related personal injury liability that it determined was probable and estimable through 2006. Due to the increased uncertainty created as a result of the Filing, no change has been made to the previously recorded liability except to record payments of $68.2 million against that accrual in October and November 2000. The asbestos-related personal injury liability balance recorded at June 30, 2002 and December 31, 2001 is $690.6 million, which is recorded in liabilities subject to compromise. It is likely that the total liability as determined in the Chapter 11 process will be significantly higher than the recorded liability and the liability will be material to the financial statements.

Collateral Requirements

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

Asbestos-Related property Damage Litigation

Over the years, AWI was one of many defendants in asbestos-related property damage claims that were filed by public and private building owners, with six claims pending as of June 30, 2001. The claims that were resolved prior to the Filing resulted in aggregate indemnity obligations of less than $10 million. To date, all payments of these obligations have been entirely covered by insurance. The pending cases present allegations of damage to the plaintiffs' buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures for removal and replacement of such products. In the second quarter of 2000, AWI was served with a lawsuit seeking class certification of Texas residents who own property with asbestos-containing products. This case includes allegations that AWI asbestos-containing products caused damage to buildings and generally seeks compensatory damages and equitable relief, including testing, reimbursement for removal and diminution of property value. AWI vigorously denies the validity of the allegations against it in these actions and, in any event, believes that any costs will be covered by insurance. Continued prosecution of these actions and the commencement of any new asbestos property damage actions are stayed due to the Filing. In March 2002, the Court allowed certain alleged holders of asbestos property damage claims to file a class proof of claim against AWI. In July 2002, the Court denied the certification of the proposed class and held that the plaintiffs' proof of claim shall only be effective as to the named claimants. As part of determining whether AWI asbestos containing resilient floor covering products give rise to property damage liability, the Court will conduct an initial hearing on September 26 - 27, 2002 to decide the type of scientific testing allowable under the Federal Rules of Evidence to prove or disprove whether such products cause building contamination.

Consistent with prior periods and due to increased uncertainty, AWI has not recorded any liability related to these claims as of June 30, 2002. See Note 2 for further discussion of the property damage claims in response to the August 31, 2001 claims bar date in the Chapter 11 Case. A separate creditors' committee representing the interests of property damage asbestos claimants has been appointed in the Chapter 11 Case.

Insurance Recovery Proceedings

A substantial portion of AWI's primary and excess remaining insurance asset is nonproducts (general liability) insurance for personal injury claims, including among others, those that involve alleged exposure during AWI's installation of asbestos insulation materials. AWI has entered into settlements with a number of the carriers resolving its coverage issues. However, an alternative dispute resolution ("ADR") procedure was commenced against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and includes defense costs in addition to limits.

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the first quarter of 2001, a new trial judge was selected for the ADR. The new trial judge conducted hearings in 2001 and determined not to rehear matters decided by the previous judge. In the first quarter of 2002, the new trial judge concluded the ADR trial proceeding with findings in favor of AWI on substantially all key issues. Liberty Mutual, the only insurer that is still a party to the ADR, has appealed that final judgment. Appellate argument is scheduled for October 2002. In July 2002, AWI filed a lawsuit against Liberty Mutual in the Federal District Court for the Eastern District of Pennsylvania seeking, among other things, a declaratory judgment with respect to certain policy issues not subject to binding ADR.

One of the insurance carriers, Reliance Insurance Company, was placed under an order of liquidation by a state insurance department during October 2001 due to financial difficulties. The order of liquidation prohibits Reliance from making any claim payments under the insurance policies until the liquidation occurs. AWI intends to file a proof of claim against Reliance by the December 2003 deadline. It is uncertain when AWI will receive proceeds from Reliance under these insurance policies.

Another insurer (Century Indemnity Company), who previously settled its coverage issues with AWI, has made some of its required payments under the settlement to a trust of which AWI is a beneficiary. During January 2002, this insurer filed an adversary action in AWI's Chapter 11 Case. Among other things, the action requests the Court to (1) declare that the settlement agreement is an executory contract and to compel assumption or rejection of the agreement; (2) declare that the insurer need not make its present and future scheduled payments unless AWI assumes the agreement; (3) declare that the insurer is entitled to indemnification from AWI against any liabilities that the insurer may incur in certain unrelated litigation in which the insurer is involved; and (4) enjoin the disposition of funds previously paid by the insurer to the trust pending an adjudication of the insurer's rights. These issues are before the Court for determination and AWI believes it is highly unlikely the insurer will prevail in this matter.

Insurance Asset

An insurance asset in respect of asbestos personal injury claims in the amount of $198.1 million is recorded as of June 30, 2002 compared to $214.1 million as of December 31, 2001. Of the total recorded asset at June 30, 2002, approximately $35.3 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI's belief in the availability of insurance in this amount, based upon AWI's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $80 million of the $198.1 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the liability. Of the $198.1 million asset, $24.0 million has been recorded as a current asset as of June 30, 2002 reflecting management's estimate of the minimum insurance payments to be received in the next 12 months.

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

Cash Flow Impact

As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related claims in 2002 or 2001. AWI received $16.0 million in asbestos-related insurance recoveries during the first six months of 2002 and 2001. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements.

Conclusion

Many uncertainties exist about the financial impact of AWI's involvement with asbestos litigation. These uncertainties include the impact of the Filing and the Chapter 11 process, the number of future claims to be filed, the ultimate value of the asbestos liability, the impact of any potential legislation, the impact of the ADR proceedings on the insurance asset and the financial condition of AWI's insurance carriers. AWI has not revised its previously recorded liability for asbestos-related personal injury claims. It is likely that no changes will be made to the liability until later in the Chapter 11 Case. Although not currently estimable, AWI's total exposure to asbestos-related personal injury claims is likely to be significantly higher than the recorded liability and to be material to the financial statements. Any adjustment to the insurance asset could be material to the financial statements.

ENVIRONMENTAL LIABILITIES

Most of Armstrong's manufacturing and certain of Armstrong's research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. Armstrong has made, and intends to continue to make, necessary expenditures for compliance with applicable environmental requirements at its operating facilities. Armstrong anticipates that annual expenditures for those purposes will not change materially from recent experience. However, applicable federal and state environmental laws continue to change. Until all new regulatory requirements are known, Armstrong cannot predict with certainty future capital expenditures associated with compliance with environmental requirements.

As with many industrial companies, Armstrong is currently involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"), and similar state laws at approximately 22 sites. In most cases, Armstrong is one of many potentially responsible parties ("PRPs") which have potential liability for the required investigation and remediation of each site, and which in some cases, have agreed to jointly fund that required investigation and remediation. With regard to some sites, however, Armstrong disputes the liability, the proposed remedy or the proposed cost allocation among the PRPs. Armstrong may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies. Armstrong has also been remediating environmental contamination resulting from past industrial activity at certain of its former plant sites. AWI's payments and remediation work on such sites for which AWI is the potentially responsible party is under review in light of the Chapter 11 Filing. The bar date for claims from several environmental agencies has been extended into the third quarter of 2002.

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

AWI is subject to a unilateral order by the Oregon Department of Environmental Quality ("DEQ") to conduct a remedial investigation and feasibility study and any necessary remedial design and action at its St. Helens, Oregon facility, as well as the adjacent Scappoose Bay. AWI has denied liability for the Scappoose Bay, but has cooperated with the DEQ regarding its owned property. Other potentially responsible parties who are not yet subject to orders by the DEQ include former site owners Owens Corning ("OC") and Kaiser Gypsum Company, Inc. Owens Corning has entered into a settlement in principle with the DEQ. Pursuant to the proposed settlement, OC will make a lump sum payment to the DEQ in exchange for contribution protection (including protection against common law and statutory contribution claims by AWI against OC) and a covenant not to sue. AWI is currently negotiating with the DEQ regarding how these funds will be made available for the investigation and remedial action for the site. AWI has recorded an environmental liability with respect to the St. Helens remedial investigations and feasibility study at its facility, but not for Scappoose Bay because AWI continues to dispute responsibility for any contamination in Scappoose Bay.

Liabilities of $17.0 million at June 30, 2002 and $16.6 million at December 31, 2001 were for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $6.4 million of the June 30, 2002 and December 31, 2001 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the condensed consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation.

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

PATENT INFRINGEMENT CLAIMS

Armstrong is a defendant in lawsuits brought by two groups of plaintiffs claiming patent infringement related to some of Armstrong's laminate and resilient sheet flooring products. The plaintiffs have claimed unspecified monetary damages in these claims. Additionally, Armstrong is being defended and indemnified by its supplier in the laminate products claim. Armstrong denies the allegations and believes it will prevail in these matters.

FORMER EMPLOYEES CLAIM

About 370 former Armstrong employees that were separated in two divestitures in 2000 have brought two purported class actions against the Retirement Committee of AWI, certain current and former members of the Retirement Committee, the Retirement Savings and Stock Ownership Plan (RSSOP), AHI and the trustee bank of the RSSOP. The cases are pending in the United States District Court (Eastern District of PA). A similar proof of claim has been filed against AWI in the Chapter 11 Case. Plaintiffs allege breach of Employee Retirement Income Security Act (ERISA) fiduciary duties and other violations of ERISA pertaining to losses in their RSSOP accounts, which were invested in Armstrong common stock. Losses are alleged to be in the range of several million dollars. AHI believes there are substantive defenses to the allegations.

OTHER CLAIMS

Additionally, AHI, through AWI and AWI's subsidiaries, is involved in various other claims and legal actions involving product liability, patent infringement, employment law issues and other actions arising in the ordinary course of business. While complete assurance cannot be given to the outcome of these claims, AHI does not expect that any sum that its subsidiaries may have to pay in connection with these matters will have a materially adverse effect on its consolidated financial position or liquidity, however it could be material to the results of operations in the particular period that a matter is resolved.

Item 6.  -  Exhibits and Reports on Form 8-K

        (a) The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

                 Exhibits

                 No. 10 Form of Amendment of Restricted Stock Award Agreements between AHI and the following executive officers: M.D. Lockhart, M.J. Angello, C.A. Engle, S.J. Senkowski, and W.C. Rodruan.

                 No. 15      Awareness Letter from Independent Auditors

                 No. 99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                             Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

                 No. 99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                             Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.


        (b)  No reports on Form 8-K were filed in the second quarter of 2002.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Armstrong Holdings, Inc.
                                   Armstrong World Industries, Inc.

                             By:   /s/ Leonard A. Campanaro
                                   ---------------------------------------------
                                   Leonard A. Campanaro, Senior Vice President,
                                   Chief Financial Officer

                             By:   /s/ John N. Rigas
                                   ---------------------------------------------
                                   John N. Rigas, Senior Vice President,
                                   Secretary and General Counsel

                             By:   /s/ William C. Rodruan
                                   ---------------------------------------------
                                   William C. Rodruan, Vice President and
                                   Controller (Principal Accounting Officer)

Date:  August 8, 2002

                                  Exhibit Index

Exhibit No.

No. 10 Form of Amendment of Restricted Stock Award Agreements between AHI and the following executive officers: M.D. Lockhart, M.J. Angello, C.A. Engle, S.J. Senkowski, and W.C. Rodruan.

No. 15    Awareness Letter from Independent Auditors

No. 99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

No. 99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.