Form 10-Q
period 2003-03-31
ARMSTRONG WORLD INDUSTRIES INC; ARMSTRONG HOLDINGS INC /PA/
filed 2003-05-09
CIK 7431, 1109304

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

ARMSTRONG HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	333-32530	23-3033414
(State or other jurisdiction of incorporation or organization)	Commission file number	(I.R.S. Employer Identification No.)

P. O. Box 3001, Lancaster, Pennsylvania		17604
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code	(717) 397-0611

ARMSTRONG WORLD INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	1-2116	23-0366390
(State or other jurisdiction of incorporation or organization)	Commission file number	(I.R.S. Employer Identification No.)

P. O. Box 3001, Lancaster, Pennsylvania		17604
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code	(717) 397-0611

Armstrong World Industries, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore participating in the filing of this form in the reduced disclosure format permitted by such Instructions.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Number of shares of Armstrong Holdings, Inc.’s common stock outstanding as of April 16, 2003 — 40,670,637.

Cautionary Factors That May Affect Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

The disclosures and analysis in this report contain some forward-looking statements. This discussion about those statements is provided in accordance with the Private Securities Litigation Reform Act of 1995.

Forward-looking statements give current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with discussions of future operating or financial performance. In particular, these include statements relating to future actions, prospective products, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results. From time to time, we may also provide oral or written forward-looking statements in other materials released to the public.

Any or all of the forward-looking statements made in this report and in any other public statements may turn out to be incorrect. They can be affected by inaccurate assumptions we may make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. However, you should consult any further disclosures we make on related subjects in Forms 10-Q, 8-K, 10-K or other reports filed with the SEC. Other factors besides those listed here could also adversely affect our businesses.

These are some of the factors that could potentially cause actual results to differ materially from expected and historical results:

Chapter 11 Filing

•	Factors relating to Armstrong World Industries, Inc.’s (“AWI”) Chapter 11 Filing, such as: the possible disruption of relationships with creditors, customers, suppliers and employees; the ultimate size of AWI’s asbestos-related and other liabilities; the ability to confirm and implement a plan of reorganization; the availability of financing and refinancing for both AWI and its subsidiaries that are not parties to its Chapter 11 Filing; and AWI’s ability to comply with covenants in its debtor-in-possession credit facility (the “DIP Facility”).

Legal Claims

•	Claims of undetermined merit and amount which have been asserted against us for various legal matters, including AWI’s asbestos related litigation. For more information on these matters, see the discussion of Legal Proceedings in Part II, Item 1 in this report.

Business Environment

•	Changes in demand for public and private commercial and residential building construction and renovation, laws and regulations, foreign currency and interest rates, inflation or other related factors affecting our businesses. Despite our efforts to foresee and plan for the effects of changes in these circumstances, we can not predict their impact with certainty. For example, economic weakness can lead customers to delay or cancel construction plans or could lead to further industry overcapacity. For more information on these matters, see the discussion of Market Risk in Item 7A of Armstrong Holdings, Inc. 2002 Form 10-K.

•	Business combinations among our competitors or suppliers, which could affect our competitive position in any of our business units. Similarly, combinations or alliances among our major customers could increase their purchasing power in dealing with us. If we should enter into one or more business combinations, our business, finances and capital structure could be affected.

•	The level of success of our new product introductions and those of our competitors.

•	The extent to which we successfully achieve integration of and synergies from acquisitions as well as the impact of divestitures, restructuring and other unusual items that may result from evolving business strategies and organizational restructuring.

Retail Environment

•	Business decisions and business conditions that affect our major customers and distribution networks. For example, a significant portion of our revenue in North America comes from sales to major home center retailers.

•	Increased retail trade consolidation, especially in markets such as the United States, could make us more dependent upon key retailers whose relative bargaining strength may increase.

•	Changes in the policies of our retail trade customers, such as inventory shifts or fluctuations, limitations on access to shelf space and other conditions. Many of our customers, particularly our high-volume retail trade customers, have engaged with us in continuous efforts to reduce their inventory levels and improve delivery fulfillment.

International

•	Various worldwide economic and political factors, changes in the competitive structures of the markets, credit risks in emerging markets, variations in residential and commercial construction rates, and economic growth rates in various areas of the world in which we do business. These factors could affect the end-use markets for our products in various parts of the world.

•	Changes in intellectual property legal protections and remedies, trade regulations, tariff classifications or duty rates, and procedures and actions affecting production, pricing and marketing of products, intergovernmental disputes, possible nationalization and unstable governments and legal systems.

•	Changes in exchange rates can significantly affect our reported results from one period to the next.

Raw Materials

•	Availability of raw materials, energy, water and sourced products due to changes in business and legal conditions that impact our suppliers, including environmental conditions, laws and regulations, litigation involving our suppliers, transportation disruptions and/or business decisions made by our suppliers.

•	Raw material price increases (for example price increases in hardwood lumber, limestone or petroleum-based raw materials such as plasticizers or PVCs), energy cost increases (for example price increases in natural gas), and changes in distribution and product mix.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings

(amounts in millions, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Net sales	$774.9	$748.0
Cost of goods sold	608.4	553.8

Gross profit	166.5	194.2

Selling, general and administrative expenses	157.3	158.6
Restructuring and reorganization charges, net	3.2	0.5
Equity (earnings) from affiliates, net	(5.3)	(5.4)

Operating income	11.3	40.5

Interest expense (unrecorded contractual interest of $24.7 and $24.7)	2.8	3.5
Other non-operating expense	1.3	0.7
Other non-operating (income)	(0.8)	(1.2)
Chapter 11 reorganization costs, net	4.0	6.2

Earnings before income taxes and cumulative effect of a change in accounting principle	4.0	31.3

Income tax expense	2.1	9.4

Earnings before cumulative effect of a change in accounting principle	1.9	21.9
Cumulative effect of a change in accounting principle, net of tax of $2.2	—	(593.8)

Net earnings (loss)	$1.9	$(571.9)

Earnings per share of common stock, before cumulative effect of a change in accounting principle:
Basic	$0.05	$0.54
Diluted	$0.05	$0.54

Loss per share of common stock, cumulative effect of a change in accounting principle:
Basic	$—	$(14.66)
Diluted	$—	$(14.66)

Net earnings (loss) per share of common stock:
Basic	$0.05	$(14.12)
Diluted	$0.05	$(14.12)

Average number of common shares outstanding:
Basic	40.5	40.5
Diluted	40.7	40.7

See accompanying notes to condensed consolidated financial statements beginning on page 9.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	(unaudited) March 31, 2003	December 31, 2002
Assets
Current Assets:
Cash and cash equivalents	$304.7	$380.0
Accounts and notes receivable, net	369.5	332.4
Inventories, net	478.0	443.4
Deferred income taxes	14.7	14.7
Other current assets	92.1	85.4

Total current assets	1,259.0	1,255.9
Property, plant and equipment, less accumulated depreciation and amortization of $1,317.4 and $1,263.8, respectively	1,297.9	1,303.7

Insurance receivable for asbestos-related liabilities, noncurrent	174.1	174.1
Prepaid pension costs	439.0	435.2
Investment in affiliates	46.4	43.9
Goodwill, net	230.3	227.6
Other intangibles, net	85.9	87.9
Deferred income taxes, noncurrent	869.7	869.7
Other noncurrent assets	106.5	106.8

Total assets	$4,508.8	$4,504.8

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$3.5	$12.3
Current installments of long-term debt	8.2	6.7
Accounts payable and accrued expenses	354.3	359.3
Income taxes	24.2	26.0

Total current liabilities	390.2	404.3

Liabilities subject to compromise	4,861.8	4,861.1

Long-term debt, less current installments	42.3	39.9
Postretirement and postemployment benefit liabilities	255.4	255.1
Pension benefit liabilities	192.0	185.9
Other long-term liabilities	74.7	75.0
Deferred income taxes	20.7	20.7
Minority interest in subsidiaries	9.5	9.5

Total noncurrent liabilities	5,456.4	5,447.2

Shareholders’ equity (deficit):
Common stock, $1 par value per share
Authorized 200 million shares; issued 51,878,910 shares	51.9	51.9
Capital in excess of par value	168.1	167.6
Reduction for ESOP loan guarantee	(142.2)	(142.2)
Accumulated deficit	(896.6)	(898.5)
Accumulated other comprehensive loss	(5.7)	(12.2)
Less common stock in treasury, at cost 2003 – 11,208,273 shares; 2002 – 11,201,326 shares	(513.3)	(513.3)

Total shareholders’ deficit	(1,337.8)	(1,346.7)

Total liabilities and shareholders’ equity	$4,508.8	$4,504.8

See accompanying notes to condensed consolidated financial statements beginning on page 9.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except per share amounts)

(unaudited)

	2003		2002
Common stock, $1 par value:
Balance at beginning of year and March 31	$51.9		$51.9

Capital in excess of par value:
Balance at beginning of year	$167.6		$166.8
Stock issuances and other	0.5		0.6

Balance at March 31	$168.1		$167.4

Reduction for ESOP loan guarantee:
Balance at beginning of year and March 31	$(142.2)		$(142.2)

Retained earnings (accumulated deficit):
Balance at beginning of year	$(898.5)		$1,244.3
Net earnings (loss) for year	1.9	$1.9	(571.9)	$(571.9)

Balance at March 31	$(896.6)		$672.4

Accumulated other comprehensive income (loss):
Balance at beginning of year	$(12.2)		$(47.1)
Foreign currency translation adjustments	5.9		(2.6)
Derivative gain, net	0.8		3.0
Minimum pension liability adjustments	(0.2)		(0.5)

Total other comprehensive income (loss)	6.5	6.5	(0.1)	(0.1)

Balance at March 31	$(5.7)		$(47.2)

Comprehensive income (loss)		$8.4		$(572.0)

Less treasury stock at cost:
Balance at beginning of year and March 31	$513.3		$513.3

Total shareholders’ equity (deficit)	$(1,337.8)		$189.0

See accompanying notes to condensed consolidated financial statements beginning on page 9.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net earnings/(loss)	$1.9	$(571.9)
Adjustments to reconcile net earnings (loss) to net cash used for operating activities:
Cumulative effect of change in accounting principle, net	—	593.8
Depreciation and amortization	35.2	32.4
Equity (earnings) from affiliates, net	(5.3)	(5.4)
Chapter 11 reorganization costs, net	4.0	6.2
Chapter 11 reorganization costs payments	(6.6)	(4.7)
Restructuring and reorganization charges, net of reversals	3.2	0.5
Restructuring and reorganization payments	(0.6)	(0.7)
Changes in operating assets and liabilities net of effects of reorganizations and restructuring
(Increase) in receivables	(33.6)	(41.7)
(Increase) in inventories	(31.3)	(17.6)
(Increase)/decrease in other current assets	(4.4)	2.3
(Increase) in other noncurrent assets	(2.8)	(12.9)
(Decrease) in accounts payable and accrued expenses	(7.7)	(2.1)
Increase/(decrease) in income taxes payable	(1.6)	11.9
Increase/(decrease) in other long-term liabilities	(0.4)	0.4
Other, net	(3.8)	6.9

Net cash (used for) operating activities	(53.8)	(2.6)

Cash flow from investing activities:
Purchases of property, plant and equipment and computer software	(21.7)	(21.4)
Distributions from equity affiliates	3.0	3.0
Proceeds from the sale of assets	1.8	3.2

Net cash (used for) investing activities	(16.9)	(15.2)

Cash flows from financing activities:
Increase/(decrease) in short-term debt, net	(4.9)	4.1
Payments of long-term debt	(0.7)	(0.5)
Other, net	(0.1)	(1.1)

Net cash (used for) provided by financing activities	(5.7)	2.5

Effect of exchange rate changes on cash and cash equivalents	1.1	(0.4)

Net (decrease) in cash and cash equivalents	$(75.3)	$(15.7)
Cash and cash equivalents at beginning of year	380.0	277.4

Cash and cash equivalents at end of period	$304.7	$261.7

See accompanying notes to condensed consolidated financial statements beginning on page 9.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891, which together with its subsidiaries is referred to here as “Armstrong”. Through its U.S. operations and U.S. and international subsidiaries, Armstrong designs, manufactures and sells flooring products (resilient, wood, carpeting and sports flooring) as well as ceiling systems, around the world. Armstrong products are sold primarily for use in the finishing, refurbishing and repair of residential, commercial and institutional buildings. Armstrong also designs, manufactures and sells kitchen and bathroom cabinets to single and multi-family homebuilders and remodelers.

Armstrong Holdings, Inc. (which together with its subsidiaries is referred to here as “AHI”) is the publicly held parent holding company of Armstrong. Armstrong Holdings, Inc. became the parent company of Armstrong on May 1, 2000, following AWI shareholder approval of a plan of exchange under which each share of AWI was automatically exchanged for one share of Armstrong Holdings, Inc. Armstrong Holdings, Inc. was formed for purposes of the share exchange and holds no other significant assets or operations apart from AWI and AWI’s subsidiaries. Stock certificates that formerly represented shares of AWI were automatically converted into certificates representing the same number of shares of Armstrong Holdings, Inc. The publicly held debt of AWI was not affected in the transaction.

The accounting policies used in preparing these statements are the same as those used in preparing AHI’s consolidated financial statements for the year ended December 31, 2002, which includes the accounts of AHI and its majority-owned subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in AHI’s Form 10-K for the fiscal year ended December 31, 2002. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

Operating results for the first quarter of 2003 and the corresponding period of 2002 included in this report are unaudited. However, these condensed consolidated financial statements have been reviewed by independent public accountants in accordance with established professional standards and procedures for a limited review of interim financial information. Certain prior year amounts have been reclassified to conform to the current year presentation.

Effective January 1, 2003, AHI adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which provides guidance on the accounting and disclosure for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. AHI’s current results of operations and financial position have not been affected.

Effective January 1, 2003, AHI adopted SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities,” which addresses accounting for restructuring and similar costs. This standard affects the timing of expenses associated with restructurings, but is not expected to change the long-term results of operations and financial position.

Effective January 1, 2003, AHI adopted Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” which provides guidance on the accounting for consideration received from a vendor. AHI’s current results of operations and financial position have not been affected.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The disclosure requirements were adopted December 31, 2002. The recognition and initial measurement provisions were adopted January 1, 2003. AHI’s current results of operations and financial position have not been affected.

Effective December 31, 2002, AHI adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which requires the following disclosure in annual and interim reports. The following table illustrates the effect on net income and earnings per share if AHI had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-based Compensation,” to stock-based employee compensation.

	Three Months Ended March 31,
	2003	2002
Net income (loss), as reported	$1.9	$(571.9)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.1	0.2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.1)	(0.5)

Pro forma net income (loss)	$1.9	$(572.2)

Earnings (loss) per share:
Basic – as reported	$0.05	$(14.12)
Basic – pro forma	$0.05	$(14.13)
Diluted – as reported	$0.05	$(14.12)
Diluted – pro forma	$0.05	$(14.13)

NOTE 2. CHAPTER 11 REORGANIZATION

On December 6, 2000, AWI, the major operating subsidiary of AHI, filed a voluntary petition for relief (the “Filing”) under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”) in order to use the court-supervised reorganization process to achieve a resolution of its asbestos liability. Also filing under Chapter 11 were two of Armstrong’s wholly-owned subsidiaries, Nitram Liquidators, Inc. (“Nitram”) and Desseaux Corporation of North America, Inc. (“Desseaux,” and together with AWI and Nitram, the “Debtors”). The Chapter 11 cases are being jointly administered under case numbers 00-4469, 00-4470, and 00-4471 (the “Chapter 11 Case”).

AWI is operating its business and managing its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. Pursuant to the provisions of the Bankruptcy Code, AWI is not permitted to pay any claims or obligations which arose prior to the Filing date (prepetition claims) unless specifically authorized by the Court. Similarly, claimants may not enforce any claims against AWI that arose prior to the date of the Filing unless specifically authorized by the Court. In addition, as a debtor-in-possession, AWI has the right, subject to the Court’s approval, to assume or reject any executory contracts and unexpired leases in existence at the date of the Filing. Parties having claims as a result of any such rejection may file claims with the Court, which will be dealt with as part of the Chapter 11 Case.

Three creditors’ committees, one representing asbestos personal injury claimants (the “Asbestos Personal Injury Claimants’ Committee”), one representing asbestos property damage claimants (the “Asbestos Property Damage Committee”), and the other representing other unsecured creditors (the “Unsecured Creditors’ Committee”), have been appointed in the Chapter 11 Case. In addition, an individual has been appointed to represent the interests of future asbestos personal injury claimants (the “Future Claimants’ Representative”). In accordance with the provisions of the Bankruptcy Code, these parties have the right to be heard on matters that come before the Court in the Chapter 11 Case.

Plan of Reorganization

On November 4, 2002, AWI filed a Plan of Reorganization with the Court. AWI has since filed several amended plans of reorganization with the Court, along with selected exhibits. The latest amended Plan of Reorganization, with certain exhibits, was filed on May 1, 2003 (as so amended, it is referred to in this report as the “POR”). The POR has been endorsed by AHI’s Board of Directors and is supported by the Asbestos Personal Injury Claimants’ Committee, the Unsecured Creditors’ Committee and the Future Claimants’ Representative. At present, AWI has not yet reached agreement with the Asbestos Property Damage Committee with respect to the terms and provisions of the POR. The POR provides for AWI to continue to conduct its existing lines of business with a reorganized capital structure, under which, among other things, its existing shares will be cancelled and new common shares and notes will be issued to its unsecured creditors and to a trust to be established under the POR for the benefit of current and future asbestos personal injury claimants, in full satisfaction of their claims against AWI, as further discussed below. The POR excludes Armstrong’s Nitram and Desseaux subsidiaries. Implementation of the POR and the treatment of claims and interests as provided therein are subject to confirmation of the POR in accordance with the provisions of the Bankruptcy Code. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain.

Disclosure Statement

On December 20, 2002, a proposed disclosure statement with respect to the POR was filed with the Court. On December 26, 2002, AWI filed projected financial information with the Court as an exhibit to the disclosure statement (therein known as “Exhibit C”). An initial hearing to consider the adequacy of the proposed disclosure statement was held on February 28, 2003. As a result of negotiations and hearings before the Court, AWI has since filed several amended disclosure statements with the Court. The latest amended Disclosure Statement was filed on May 1, 2003 (as so amended, it is referred to in this report as the “Disclosure Statement”). Hearings to consider the adequacy of the Disclosure Statement were held on April 4 and May 2, 2003. Additional discussions on the adequacy of the Disclosure Statement are expected to occur with the Court on May 19, 2003. At the May 2, 2003 hearing, AWI advised the Court that it believed that certain revisions were now needed to the projected financial information for reorganized AWI that was included as Exhibit C to the disclosure statement as previously filed. This projected financial information was based on factual information available to AWI and its advisors, and on work done and assumptions made, in December 2002 and assumed an effective date of the Plan of July 1, 2003. In light of developments regarding AWI’s business since December 2002 and current economic and financial conditions, AWI is now undertaking to revise and update this projected financial information. AWI will file with the Court as soon as practicable a revised Exhibit C to be included with the Disclosure Statement. The revised projected financial information would be in substantially the same form as that previously filed. AWI did not indicate at the hearing the substance of the revisions that would be made but did indicate that the differences in the revised projected financial performance of reorganized AWI from that presented in the previously submitted information would be adverse and that the magnitude of the differences would be material. At the hearing, the Court took approval of the Disclosure Statement under advisement, pending AWI’s filing of revised projected financial information and consideration of other matters.

As indicated in the Disclosure Statement and its exhibits, the projected financial information and various estimates of value therein discussed (as previously submitted or as to be revised) should not be regarded as representations or warranties by AWI, AHI or any other person as to the accuracy of such information or that any such projection or valuation will be realized. The information in the Disclosure Statement, including the projected financial information and estimates of value, was prepared by AWI and its financial advisors. This information has not been audited or reviewed by independent accountants. The Disclosure Statement discusses the significant assumptions used in preparation of the projected financial information and estimates of value, which will be updated and further discussed in the revised projected financial information.

The discussions of the POR and Disclosure Statement in this report are qualified by reference to the full text of those documents as filed with the Court and filed for reference purposes with the Securities and Exchange Commission. The POR and Disclosure Statement are available at www.armstrongplan.com, where additional information will be posted as it becomes available.

Objections to the Disclosure Statement

Several parties involved in the Chapter 11 Case filed objections to the Disclosure Statement with the Court. Objections were filed by, among others, Liberty Mutual Insurance Company, the Center for Claims Resolution, Travelers Indemnity Company and Travelers Casualty and Surety Company, Wells Fargo Bank Minnesota, N.A., as Indenture Trustee, and the Unofficial Committee of Select Asbestos Claimants. The Court heard and resolved these objections at the February 28, April 4 and May 2, 2003 hearings. Objections to future amended disclosure statements may still be filed.

Asbestos Personal Injury Trust

A principal feature of the POR is the creation of a trust (the “Asbestos PI Trust”), pursuant to section 524(g) of the Bankruptcy Code, to which all present and future asbestos-related personal injury claims, including contribution claims of co-defendants, will be channeled. In accordance with the “524(g) injunction” to be issued by the Court in connection with the confirmation of the POR, various entities will be protected from suit on account of present and future asbestos-related personal injury claims. These entities include, among others, AWI, reorganized AWI, AHI, AWI’s affiliates, and their respective officers and directors. Claims resolution procedures to be utilized by the Asbestos PI Trust have been developed. These procedures will govern the allowance and payment by the Asbestos PI Trust of all present and future asbestos-related personal injury claims. The Asbestos PI Trust will be funded with AWI’s rights to insurance providing coverage for asbestos-related personal injury claims, as well as a share of cash, notes, and common stock to be issued under the POR to creditors, as described below.

Consideration to Be Distributed under the POR

The Asbestos PI Trust and the holders of unsecured claims will share in the POR consideration that is made up of the following components:

•	Available Cash, which is comprised of:
•	Cash available on the effective date of the POR after reserving up to $100 million to fund ongoing operations and making provisions for certain required payments under the POR,
•	Any cash drawn, at AWI’s sole discretion, under an exit finance facility for the purpose of funding distributions under the POR, and
•	Certain insurance proceeds related to environmental matters
•	Plan Notes of reorganized AWI with a term of 5 to 10 years and/or net proceeds from any private offerings of debt securities, and
•	Substantially all of the outstanding common stock of reorganized AWI

The total amount of Plan Notes will be the greater of (i) $1.125 billion less Available Cash and (ii) $775 million. However, AWI will use reasonable efforts to issue one or more private offerings of debt securities on, or as soon as practicable after, the Effective Date that would yield net proceeds at least equal to the amount of the Plan Notes prescribed by the Plan. If the private offerings are successful, the Plan Notes would not be issued. If the offerings yield proceeds less than the amount of the Plan Notes prescribed by the Plan, AWI will issue Plan Notes equal to the difference. The private offerings, if issued, will not be registered under the Securities Act of 1933 and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements.

The POR provides that unsecured creditors, other than convenience creditors described below, will receive their pro rata share of:

•	34.43% of the new common stock,
•	34.43% of the first $1.05 billion of
•	Up to $300 million of Available Cash and
•	The principal amount of each series of Plan Notes and/or net cash proceeds from any private debt offerings of debt securities.
•	60% of the next $50 million of Available Cash and, if such Available Cash is less than $50 million, then 60% of each series of Plan Notes and/or net cash proceeds from any private debt offerings of debt securities, in an amount equal to the difference between $50 million and the amount of such Available Cash, and
•	34.43% of the remaining amount of Available Cash and each series of Plan Notes and/or net cash proceeds from any private debt offerings of debt securities.

The remaining amount of new common stock, Available Cash and Plan Notes and/or net cash proceeds from any private debt offerings of debt securities will be distributed to the Asbestos PI Trust.

Under the POR, unsecured creditors whose claims (other than debt securities) are less than $10,000 or who elect to reduce their claims to $10,000 will be treated as “convenience creditors” and will receive payment of 75% of their allowed claim amount in cash.

Asbestos property damage claims that are still disputed as of the effective date of the POR will be channeled to a separate trust (“Asbestos PD Trust”) under the POR. If the class of asbestos property damage claimants votes to accept the POR, the Asbestos PD Trust will be funded with $0.5 million to $2.0 million in cash based upon the number of disputed claims (which will be funded exclusively from the proceeds of insurance). If the class of asbestos property damage claimants rejects the POR, the Court will estimate the aggregate value of asbestos property damage claims, and the Asbestos PD Trust will be funded exclusively with rights to insurance in an amount sufficient to provide for payment in full of asbestos property damage claims, up to the aggregate amount estimated by the Court. However, if less than 25 disputed asbestos property damage claims remain outstanding as of the effective date of the POR, AWI may elect, in its sole discretion, to litigate the merits of each remaining asbestos property damage claim before the Court and pay any allowed claim in full, in cash, from insurance proceeds rather than channel the asbestos property damage claims to the Asbestos PD Trust.

Under the POR, the existing equity interests in AWI will be cancelled. The POR provides for the distribution, with respect to existing equity, of warrants to purchase shares of reorganized AWI (the “Warrants”). The terms of the Warrants will be provided in an exhibit to the POR. The Warrants:

•	Would constitute 5% of the common stock of reorganized AWI on a fully diluted basis, upon exercise of all the Warrants;
•	Would have a 7-year exercisable term from the effective date of the POR; and
•	Would contain an exercise price equal to 125% of the per share equity value of reorganized AWI, as agreed among the financial advisers for AWI, the Asbestos Personal Injury Claimants’ Committee, the Unsecured Creditors’ Committee, and the Future Claimants’ Representative, and which will be set forth in the Court-approved disclosure statement for the POR.

The Warrants are estimated to have a value on the effective date of the POR of approximately $40 million to $50 million.

AHI’s shareholders will not be entitled to vote on the POR. However, AHI’s shareholders will be sent a copy of the disclosure statement, when it is finalized and approved by the Court. If the POR is implemented, the only value that will be available to AHI shareholders is their ratable share of the Warrants. AHI intends to distribute the Warrants to its shareholders if AHI’s Plan of Dissolution (see discussion below) is approved by AHI’s shareholders.

Valuation of Reorganized AWI for Purposes of the POR

In the Disclosure Statement, assuming an Effective Date of the POR of July 1, 2003, and based on estimates of the fair value of reorganized AWI, the total value of consideration to be distributed to the Asbestos PI Trust, other than the asbestos product liability insurance policies, will be approximately $2.1 billion, and the total value of consideration to be distributed to holders of allowed unsecured claims (other than convenience claims) will be approximately $1.1 billion. Based upon the estimated value of the POR consideration and AWI’s estimate that unsecured claims allowed by the Court (other than convenience claims) will total approximately $1.65 billion, AWI estimates that holders of allowed unsecured claims (other than convenience claims) will receive a recovery having a value equal to approximately 66.5% of their allowed claims. AWI’s estimates of the consideration and potential recoveries are based upon many assumptions, including:

•	The estimated reorganization value for AWI is between $2.7 billion and $3.3 billion (with a midpoint of $3.0 billion);
•	The estimated equity value of new common stock is between $25.60 and $34.40 per share with a midpoint of $30.00 per share (assuming a distribution of 67.5 million shares of new common stock to holders of unsecured claims and the Asbestos PI Trust);
•	The Plan Notes will be in the aggregate principal amount of $775 million and are worth their face value
•	AWI expects to have Available Cash of approximately $350 million; and
•	The estimated value of the Warrants is between $40 million and $50 million

These estimates were based in part on the projected financial information that was previously filed as Exhibit C to the Disclosure Statement. These projections are being revised and at the May 2 Court hearing on the Disclosure Statement AWI indicated that it expected that, based on the revised projected financial information, the estimated range of reorganization value of reorganized AWI would be reduced to a degree that would not be immaterial and that, correspondingly, under the Plan the estimated recoveries that would be achieved by creditors of AWI and estimated value of the Warrants would be reduced.

AHI’s Plan of Dissolution, Winding Up and Distribution (“Plan of Dissolution”)

In connection with the consummation of the POR, the existing equity interests in AWI will be cancelled, the common stock of reorganized AWI will be issued to AWI’s unsecured creditors and the Asbestos PI Trust and the Warrants will be issued to AHI (or a wholly-owned subsidiary of AHI). The Board of Directors of AHI has determined that it is not practicable for AHI to continue in operation as an on-going business owning the Warrants, which will then be AHI’s only asset. The POR contemplates, and the Board of Directors of AHI has approved and recommended, that AHI shareholders voluntarily dissolve AHI and adopt a plan for winding up its affairs in accordance with Pennsylvania law and, subject to completion of AHI’s winding up, distributing the Warrants to the shareholders. A special meeting of AHI shareholders will be called to vote on the Plan of Liquidation shortly after approval of the Disclosure Statement, and appropriate materials regarding such meeting will be sent to AHI’s shareholders. If the Plan of Dissolution is not approved by AHI’s shareholders, AHI will not distribute the Warrants to AHI’s shareholders and the Board of Directors will determine how to proceed under the circumstances. One alternative in such event may be for AHI to seek involuntary dissolution by order of, and under the supervision of, a Pennsylvania court. The POR provides that reorganized AWI will pay costs and expenses incurred in connection with seeking AHI shareholder approval of the Plan of Dissolution and, if so approved, of administering AHI’s Plan of Dissolution. Reorganized AWI will otherwise have no responsibility for AHI’s on-going costs. More information regarding the contemplated dissolution and winding up of AHI and the Plan of Dissolution will be made available to AHI shareholders in the future.

Next Steps in the Chapter 11 Process

Following the Court’s approval of a disclosure statement, the POR will be submitted to the appropriate parties in interest in AWI’s Chapter 11 Case for voting. Implementation of the POR is subject to voting and its confirmation in accordance with the provisions of the Bankruptcy Code. AWI believes that if the Disclosure Statement is approved in May 2003, a hearing on the confirmation of the POR will likely occur in the third quarter of 2003. Of course, there can be no certainty that all such events will occur, or if they do, that they will occur in accordance with such timeframes.

Common Stock and Debt Securities

As a result of AWI filing the Plan of Reorganization on November 4, 2002, the New York Stock Exchange stopped trading on the Exchange of the common stock of AHI (traded under the ticker symbol “ACK”) and two debt securities of AWI (traded under the ticker symbols “AKK” and “ACK 08”). AHI’s common stock has resumed trading in the over-the-counter (OTC) Bulletin Board under the ticker symbol “ACKHQ” and one of AWI’s debt securities has resumed trading under the ticker symbol “AKKWQ”.

Bar Date for Filing Claims

The Court established August 31, 2001 as the bar date for all claims against AWI except for asbestos-related personal injury claims and certain other specified claims. A bar date is the date by which claims against AWI must be filed if the claimants wish to participate in any distribution in the Chapter 11 Case. The Court has extended the bar date for claims from several environmental agencies until the second quarter of 2003. On March 1, 2002, the Court allowed certain holders of alleged asbestos property damage claims to file a class proof of claim against AWI and extended the bar date for asbestos property damage claims to March 20, 2002. In July 2002, the Court denied the certification of the proposed class and held that the plaintiffs’ proof of claim shall only be effective as to the named claimants. A bar date for asbestos-related personal injury claims (other than claims for contribution, indemnification, or subrogation) has not been set.

Approximately 4,600 proofs of claim (including late-filed claims) totaling approximately $6.2 billion alleging a right to payment from AWI were filed with the Court in response to the August 31, 2001 bar date, which are discussed below. AWI continues to investigate claims. The Court will ultimately determine liability amounts that will be allowed as part of the Chapter 11 process.

In its ongoing review of the filed claims, AWI has identified and successfully objected to approximately 1,500 claims totaling $1.7 billion. These claims were primarily duplicate filings, claims that were subsequently amended or claims that are not related to AWI. The Court disallowed these claims with prejudice.

Approximately 1,000 proofs of claim totaling approximately $1.8 billion are pending with the Court that are associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI’s participation in the Center for Claims Resolution (the “Center”). As stated above, the bar date of August 31, 2001 did not apply to asbestos-related personal injury claims other than claims for contribution, indemnification, or subrogation. The POR contemplates that all asbestos-related personal injury claims, including claims for contribution, indemnification, or subrogation, will be addressed in the future pursuant to the procedures to be developed in connection with the POR. See further discussion regarding AWI’s liability for asbestos-related matters in Note 10.

During the first quarter of 2003, AWI settled approximately 360 property damage claims that alleged damages of $0.2 billion, for approximately $2 million, which will be funded by insurance. The Court approved this settlement on April 4, 2003.

After consideration of the settled property damage claims discussed above, approximately 100 proofs of claim totaling approximately $0.6 billion alleging asbestos-related property damage are pending with the Court. Most of these claims were new to AWI and many were submitted with insufficient documentation to assess their validity. As part of determining whether AWI asbestos containing resilient floor covering products give rise to property damage liability, the Court conducted an initial hearing on September 26 – 27, 2002 to decide the type of scientific testing allowable under the Federal Rules of Evidence to prove or disprove whether such products cause building contamination. On October 22, 2002, the Court granted AWI’s requested relief and ruled that the methodology offered by the Asbestos Property Damage Committee in support of its claims is not a scientifically valid method of quantifying the level of asbestos contamination in a building. On November 1, 2002, the Court directed that all property damage claimants provide, in support of their claims, substantiation that Armstrong flooring products were used in the claimants’ buildings. The Court’s deadline for submission of such product identification documentation was February 10, 2003. Any amounts to be paid are expected to be funded by insurance. Only 26 of these approximately 100 remaining property damage claims submitted product identification by the February 10, 2003 deadline referred to above and AWI filed an objection with the Court to dismiss the approximately 75 claims without product identification. Although AWI continues to vigorously defend any asserted asbestos-related property damage claims in the Court, AWI is negotiating to settle all of the remaining property damage claims. AWI believes that it has a significant amount of existing insurance coverage available for asbestos-related property damage liability, with the amount ultimately available dependent upon, among other things, the profile of the claims that may be allowed by the Court. AWI’s history of property damage litigation prior to the Chapter 11 filing is described in Note 10.

Approximately 1,600 claims totaling approximately $1.9 billion alleging a right to payment for financing, environmental, trade debt and other claims are pending with the Court. For these categories of claims, AWI has previously recorded approximately $1.6 billion in liabilities. AWI continues to investigate the claims to determine their validity.

AWI continues to evaluate claims filed in the Chapter 11 Case. AWI has recorded liability amounts for claims whose value can be reasonably estimated and which it believes are probable of being allowed by the Court. During the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase its estimate of probable asbestos-related liability for personal injury claims based on the developments in the Chapter 11 Case. See Note 10 for further discussion. At this time, it is impossible to reasonably estimate the value of all the claims that will ultimately be allowed by the Court. However, it is likely the value of the claims ultimately allowed by the Court will be different than amounts presently recorded by AWI and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and make changes to the recorded liability if and when it is appropriate.

Financing

On November 1, 2002, the Court announced it had approved AWI’s motion to reduce the amount of its debtor-in-possession credit facility (the “DIP Facility”) from $200 million to $75 million, eliminate the revolving credit borrowing feature, retain the letter of credit issuance facility and extend the maturity date to December 8, 2003. As of March 31, 2003, AWI had approximately $28.5 million in letters of credit which were issued pursuant to the DIP Facility. As of March 31, 2003, AWI had $132.1 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. The increase from the $76.4 million of cash and cash equivalents at December 31, 2002 is primarily due to an intercompany dividend payment of $105 million to AWI from a wholly owned non-debtor subsidiary partially offset by cash used in operations during the first quarter of 2003. The intercompany dividend payment does not affect Armstrong’s consolidated cash balance. AWI believes that cash on hand and generated from operations and dividends from its subsidiaries, together with lines of credit and the DIP Facility, will be adequate to address its foreseeable liquidity needs. Obligations under the DIP Facility, including reimbursement of draws under the letters of credit, if any, constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact

AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. See Note 4 for detail of the liabilities subject to compromise at March 31, 2003 and December 31, 2002. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI’s estimated liability for asbestos-related personal injury claims is also recorded in liabilities subject to compromise. See Note 10 for further discussion of AWI’s asbestos liability.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities during the first quarter of 2003 and 2002:

(amounts in millions)	2003	2002
Professional fees	$5.1	$6.9
Interest income, post petition	(0.9)	(0.8)
Reductions to prepetition liabilities	(0.3)	—
Other expense directly related to bankruptcy, net	0.1	0.1

Total Chapter 11 reorganization costs, net	$4.0	$6.2

Professional fees represent legal and financial advisory fees and expenses directly related to the Filing.

Interest income is earned from short-term investments of cash subsequent to the Filing. Reductions to prepetition liabilities represent Court approved settlements of prepetition liabilities. As a result of the Filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession, AWI may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Although a POR and Disclosure Statement have been filed with the Court, implementation of the POR is subject to confirmation of the POR in accordance with the provisions of the Bankruptcy Code. AWI is unable to predict when and if the POR will be confirmed. Therefore, the timing and terms of a resolution of the Chapter 11 Case remain uncertain. Further, a confirmed plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements.

NOTE 3. SEGMENT RESULTS

(amounts in millions)

	Three Months Ended March 31,
Net sales to external customers	2003	2002
Resilient Flooring	$286.7	$281.3
Wood Flooring	167.2	160.9
Textiles and Sports Flooring	62.0	54.0
Building Products	207.1	195.5
Cabinets	51.9	56.3

Total sales to external customers	$774.9	$748.0

	Three Months Ended March 31,
Segment operating income (loss)	2003	2002
Resilient Flooring	$17.6	$18.8
Wood Flooring	2.2	8.7
Textiles and Sports Flooring	(6.0)	(1.9)
Building Products	17.8	22.7
Cabinets	(3.6)	3.2
All Other	0.4	0.6

Total segment operating income	28.4	52.1
Unallocated Corporate (expense)	(17.1)	(11.6)

Total consolidated operating income	$11.3	$40.5

	March 31,	December 31,
Segment assets	2003	2002
Resilient Flooring	$932.1	$890.7
Wood Flooring	623.7	619.7
Textiles and Sports Flooring	213.0	203.4
Building Products	551.4	544.6
Cabinets	121.7	116.6
All Other	19.0	18.4

Total segment assets	2,460.9	2,393.4
Assets not assigned to segments	2,047.9	2,111.4

Total consolidated assets	$4,508.8	$4,504.8

NOTE 4. LIABILITIES SUBJECT TO COMPROMISE

As a result of AWI’s Chapter 11 filing (see Note 2), pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of AHI subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI’s asbestos liability is also recorded in liabilities subject to compromise. See Note 2 for further discussion on how the Chapter 11 process may address AWI’s liabilities subject to compromise and Note 10 for further discussion of AWI’s asbestos liability.

Liabilities subject to compromise at March 31, 2003 and December 31, 2002 are as follows:

(amounts in millions)

	March 31, 2003	December 31, 2002
Debt (at face value)	$1,400.7	$1,400.7
Asbestos-related liability	3,190.6	3,190.6
Prepetition trade payables	51.7	51.7
Prepetition other payables and accrued interest	61.1	60.4
ESOP loan guarantee	157.7	157.7

Total liabilities subject to compromise	$4,861.8	$4,861.1

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

NOTE 5. INVENTORIES

(amounts in millions)

	March 31, 2003	December 31, 2002
Finished goods	$326.3	$294.3
Goods in process	53.4	46.6
Raw materials and supplies	171.0	172.1
Less LIFO and other reserves	(72.7)	(69.6)

Total inventories, net	$478.0	$443.4

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

The following table represents the changes in goodwill for the first quarter of 2003.

(amounts in millions)

Goodwill by segment	January 1, 2003	Adjustments, net(1)	Impairments	March 31, 2003
Resilient Flooring	$89.3	$2.5	$—	$91.8
Wood Flooring	113.8	—	—	113.8
Building Products	11.9	0.2	—	12.1
Cabinets	12.6	—	—	12.6

Total consolidated goodwill	$227.6	$2.7	$—	$230.3

(1)	Primarily consists of the effects of foreign exchange.

The following table details amounts related to AHI’s intangible assets as of March 31, 2003 and December 31, 2002.

	March 31, 2003		December 31, 2002
(amounts in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Computer software	$102.7	$48.8	$100.6	$44.7
Land use rights and other	3.6	0.8	3.6	0.7

Total	$106.3	$49.6	$104.2	$45.4

Unamortized intangible assets
Trademarks and brand names	$29.2		$29.1

Total intangible assets	$135.5		$133.3

Aggregate Amortization Expense
For the three months ended March 31, 2003	$4.0
For the three months ended March 31, 2002	$3.1

NOTE 7. RESTRUCTURING AND OTHER ACTIONS

The following table summarizes activity in the reorganization and restructuring accruals for the first three months of 2003 and 2002. The net amount of charges and reversals in the table may not agree to the income statement due to non-cash charges for enhanced retirement benefits that did not affect the restructuring accrual accounts.

(amounts in millions)	Beginning Balance	Cash Payments	Charges	Reversals	Other	Ending Balance
2003	$9.1	$(0.6)	$3.2	$—	$(0.2)	$11.5
2002	8.9	(0.7)	0.5	—	(0.1)	8.6

A $3.2 million restructuring charge was recorded in the first quarter of 2003. The charge related to severance benefits for approximately 52 employees in the Textiles and Sports Flooring ($2.3 million) and Resilient Flooring ($0.9 million) segments, as part of the restructuring plan to consolidate certain functions in the European flooring business.

A $0.5 million restructuring charge was recorded in the first quarter of 2002. The charge related to severance benefits for eleven employees in the Textiles and Sports Flooring segment to reflect staffing needs for current business conditions and continued efforts initiated in the fourth quarter of 2001.

The amount in “other” for 2003 and 2002 is primarily related to foreign currency translation.

Substantially all of the remaining balance of the restructuring accrual as of March 31, 2003 relates to a noncancelable-operating lease, which extends through 2017, and severance for terminated employees with extended payouts, the majority of which will be paid by the third quarter of 2003.

NOTE 8. PRODUCT WARRANTIES

AHI provides direct customer and end-user warranties for its products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. Generally, the terms of these warranties range up to 25 years and provide for the repair or replacement of the defective product. AHI collects and analyzes warranty claims data with a focus on the historical amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table illustrates the activity for product warranties for the first quarters of 2003 and 2002:

(millions)	2003	2002
Balance at January 1	$22.7	$19.2
Reductions for payments	(10.6)	(8.6)
Current year warranty accruals	10.5	8.5
Preexisting warranty accrual changes	—	—
Effects of foreign exchange translation	0.1	(0.1)

Balance at March 31	$22.7	$19.0

NOTE 9. SUPPLEMENTAL CASH FLOW INFORMATION

(amounts in millions)

	Three Months Ended March 31,
	2003	2002
Interest paid	$ 0.7	$ 1.5
Income taxes paid, net	$ 5.5	$ 0.7

The increase in taxes paid resulted from lower tax refunds in 2003 compared to 2002.

NOTE 10. LITIGATION AND RELATED MATTERS

ASBESTOS-RELATED LITIGATION

The following is a summary update of asbestos-related litigation; see Item 3 of AHI’s 2002 Form 10-K filing for additional information.

AWI is a defendant in personal injury cases and property damage cases related to asbestos containing products. On December 6, 2000, AWI filed a voluntary petition for relief (“the Filing”) under Chapter 11 of the U.S. Bankruptcy Code to use the court supervised reorganization process to achieve a final resolution of its asbestos liability.

Asbestos-Related Personal Injury Claims

Prior to filing for relief under the Bankruptcy Code, AWI was a member of the Center for Claims Resolution (the “Center”) which handled the defense and settlement of asbestos-related personal injury claims on behalf of its members. The Center pursued broad-based settlements of asbestos-related personal injury claims under the Strategic Settlement Program (“SSP”) and had reached agreements with law firms that covered approximately 130,000 claims that named AWI as a defendant.

Due to the Filing, holders of asbestos-related personal injury claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against AWI. In addition, AWI ceased making payments to the Center with respect to asbestos-related personal injury claims, including payments pursuant to the outstanding SSP agreements. AWI’s obligations with respect to payments called for under these settlements will be determined in its Chapter 11 Case.

A creditors’ committee representing the interests of asbestos personal injury claimants and an individual representing the interests of future personal injury claimants have been appointed in the Chapter 11 Case.

AWI’s present and future asbestos liability will be addressed in its Chapter 11 Case rather than through the Center and a multitude of lawsuits in different jurisdictions throughout the U.S. It is anticipated that all of AWI’s current and future asbestos-related personal injury claims will be resolved in the Chapter 11 Case.

Asbestos-Related Personal Injury Liability

In March 2003, AWI filed an amended Plan of Reorganization and disclosure statement and in April 2003, AWI filed a further amended Plan of Reorganization (“POR”). The POR represents the product of negotiations with and is supported by the Asbestos Personal Injury Claimants’ Committee, the Unsecured Creditors’ Committee and the Future Claimants’ Representative. Based upon the events that occurred through early March 2003, management concluded that it could reasonably estimate its probable liability for asbestos-related current and future personal injury claims. Accordingly, in the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase the liability. The recorded asbestos-related liability of approximately $3.2 billion at March 31, 2003 and December 31, 2002, which was treated as subject to compromise, represents the estimated amount of liability that is implied based upon the negotiated resolution reflected in the POR, the total consideration expected to be paid to the Asbestos PI Trust pursuant to the POR and a recovery value percentage for the allowed claims of the Asbestos PI Trust that is equal to the estimated recovery value percentage for the allowed non-asbestos unsecured claims. Pursuant to the POR, all current and future asbestos-related personal injury claims will be channeled to the Asbestos PI Trust for resolution and, upon emergence from Chapter 11, reorganized AWI will not have any responsibility for the claims or participate in their resolution.

AWI is unable to predict when and if this POR will be confirmed. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded liability are possible and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and make changes to the recorded liability if and when it is appropriate.

The $2.5 billion, fourth quarter 2002, charge to increase the asbestos-related personal injury liability was before recognition of gains from the settlement of liabilities subject to compromise, which will arise at a later date as a consequence of the Chapter 11 process.

Collateral Requirements

During 2000, AWI had secured a bond for $56.2 million to meet minimum collateral requirements established by the Center with respect to asbestos-related personal injury claims asserted against AWI. On October 27, 2000, the insurance company that underwrote the surety bond informed AWI and the Center of its intention not to renew the surety bond effective February 28, 2001. On February 6, 2001, the Center advised the surety of the Center’s demand for payment of the face value of the bond. The surety filed a motion with the Court seeking to restrain the Center from drawing on the bond. The motion was not granted. On March 28, 2001, the surety filed an amended complaint in the Court seeking similar relief. In addition, on April 27, 2001, AWI filed a complaint and a motion with the Court seeking an order, among other things, enjoining the Center from drawing on the bond or, in the event the Center is permitted to draw on the bond, requiring that the proceeds of any such draw be deposited into a Court-approved account subject to further order of the Court. Judge Alfred M. Wolin of the Federal District Court for the District of New Jersey (the “District Court”), who is also presiding over AWI’s Chapter 11 Case, indicated he would determine these matters. In the spring of 2002, the surety and the Center agreed to voluntarily dismiss the surety’s complaint against the Center in light of AWI’s filing of its complaint. The parties filed cross-motions for summary judgment with respect to the issue of whether the Center is entitled to draw on the surety bond. On March 28, 2003, the District Court granted in part the Center’s motion for summary judgment, and rejected certain defenses to the Center’s attempt to draw on the surety bond. The District Court further ruled that the surety bond did not cover settlements with asbestos claimants that were not documented as of the Filing. On April 7, 2003, the Center filed a motion, which is still pending, to vacate that portion of the District Court’s opinion that ruled that the surety bond does not cover any settlement not documented as of the Filing. The District Court will determine at a future date what amount, if any, the Center will be allowed to draw on the surety bond. If the Center is allowed to draw on the surety bond, the surety’s claim against AWI will be channeled to the Asbestos PI Trust. See Note 2 for further discussion of the Asbestos PI Trust. The District Court has requested additional briefing on AWI’s argument that the surety bond is invalid for failure to include a material term.

Asbestos-Related Property Damage Litigation

Over the years, AWI was one of many defendants in asbestos-related property damage claims that were filed by public and private building owners, with six claims pending as of June 30, 2001. The claims that were resolved prior to the Filing resulted in aggregate indemnity obligations of less than $10 million. To date, all payments of these obligations have been entirely covered by insurance. The pending cases present allegations of damage to the plaintiffs’ buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures for removal and replacement of such products. In the second quarter of 2000, AWI was served with a lawsuit seeking class certification of Texas residents who own property with asbestos-containing products. This case includes allegations that AWI asbestos-containing products caused damage to buildings and generally seeks compensatory damages and equitable relief, including testing, reimbursement for removal and diminution of property value. AWI vigorously denies the validity of the allegations against it in these actions and, in any event, believes that any costs will be covered by insurance.

Continued prosecution of these actions and the commencement of any new asbestos property damage actions are stayed due to the Filing. In March 2002, the Court allowed certain alleged holders of asbestos property damage claims to file a class proof of claim against AWI. In July 2002, the Court denied the certification of the proposed class and held that the plaintiffs’ proof of claim shall only be effective as to the named claimants. The plaintiffs’ motion for leave to appeal to the U.S. District Court was denied by Judge Wolin on October 3, 2002. As part of determining whether AWI asbestos containing resilient floor covering products give rise to property damage liability, the Court conducted an initial hearing on September 26 – 27, 2002 to decide the type of scientific testing allowable under the Federal Rules of Evidence to prove or disprove whether such products cause building contamination. On October 22, 2002, the Court granted AWI’s requested relief and ruled that the methodology offered by the Asbestos Property Damage Committee in support of its claims is not a scientifically valid method of quantifying the level of asbestos contamination in a building. On November 1, 2002, the Court directed that all property damage claimants provide, in support of their claims, substantiation that Armstrong flooring products were used in the claimants’ buildings. The Court’s deadline for submission of such product identification documentation was February 10, 2003. Prior to the Court’s deadline, AWI reached an agreement in principle to settle approximately 360 property damage claims, which alleged damages of $0.2 billion, for $2 million, which will be funded by insurance. The Court approved this settlement on April 4, 2003. Approximately 100 property damage claims totaling $0.6 billion remain unresolved. Only 26 of these 100 remaining property damage claims submitted product identification by the February 10, 2003 deadline referred to above and AWI has filed an objection with the Court regarding the approximately 75 claims without product identification. Although AWI continues to vigorously defend any asserted asbestos-related property damage claims in the Court, AWI is negotiating to settle all of the remaining property damage claims.

Consistent with prior periods and due to uncertainty, AWI has not recorded any liability related to asbestos-related property damage claims as of March 31, 2003. See Note 2 for further discussion of property damage claims in the Chapter 11 Case. A separate creditors’ committee representing the interests of property damage asbestos claimants has been appointed in the Chapter 11 Case.

Insurance Recovery Proceedings

A substantial portion of AWI’s primary and excess remaining insurance asset is nonproducts (general liability) insurance for personal injury claims, including among others, those that involve alleged exposure during AWI’s installation of asbestos insulation materials. AWI has entered into settlements with a number of the carriers resolving its coverage issues. However, an alternative dispute resolution (“ADR”) procedure was commenced against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and includes defense costs in addition to limits.

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the first quarter of 2001, a new trial judge was selected for the ADR. The new trial judge conducted hearings in 2001 and determined not to rehear matters decided by the previous judge. In the first quarter of 2002, the new trial judge concluded the ADR trial proceeding with findings in favor of AWI on substantially all key issues. Liberty Mutual, the only insurer that is still a party to the ADR, has appealed that final judgment. Appellate argument originally scheduled for October 2002 was adjourned and was held on March 11, 2003. In July 2002, AWI filed a lawsuit against Liberty Mutual in the Federal District Court for the Eastern District of Pennsylvania seeking, among other things, a declaratory judgment with respect to certain policy issues not subject to binding ADR.

One of the insurance carriers, Reliance Insurance Company, was placed under an order of liquidation by the Pennsylvania Insurance Department during October 2001 due to financial difficulties. The order of liquidation prohibits Reliance from making any claim payments under the insurance policies until the liquidation occurs. AWI intends to file a proof of claim against Reliance by the December 2003 deadline. It is uncertain when AWI will receive proceeds from Reliance under these insurance policies.

Another insurer, Century Indemnity Company, who previously settled its coverage issues with AWI, has made some of its required payments under the settlement to a trust of which AWI is a beneficiary. During January 2002, this insurer filed an adversary action in AWI’s Chapter 11 Case. Among other things, the action requests the Court to (1) declare that the settlement agreement is an executory contract and to compel assumption or rejection of the agreement; (2) declare that the insurer need not make its present and future scheduled payments unless AWI assumes the agreement; (3) declare that the insurer is entitled to indemnification from AWI against any liabilities that the insurer may incur in certain unrelated litigation in which the insurer is involved; and (4) enjoin the disposition of funds previously paid by the insurer to the trust pending an adjudication of the insurer’s rights. These issues are before the Court for determination and AWI believes it is highly unlikely the insurer will prevail in this matter.

On March 5, 2003, the New Hampshire Insurance Department placed The Home Insurance Company (“Home”) under an order of rehabilitation. Less than $10 million of AWI’s recorded insurance asset is based on policies with Home, which management believes is still probable of recovery.

Insurance Asset

An insurance asset in respect of asbestos personal injury claims in the amount of $198.1 million is recorded as of March 31, 2003 and December 31, 2002. Of the total recorded asset at March 31, 2003, approximately $36.0 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI’s belief in the availability of insurance in this amount, based upon AWI’s success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $79 million of the $198.1 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the liability. Of the $198.1 million asset, $24.0 million has been recorded as a current asset as of March 31, 2003 reflecting management’s estimate of the minimum insurance payments to be received in the next 12 months. As of April 2003, approximately $8.0 million of the $24.0 million current asset is past due based on a previous settlement agreement. AWI believes collection of the full amount is still probable and therefore has not established a reserve against these receivables.

A significant part of the recorded asset relates to insurance that AWI believes is probable and will be obtained through settlements with the various carriers. Although AWI revised its recorded asbestos liability for personal injury claims by $2.5 billion in the fourth quarter of 2002, there was no increase recorded in the estimated insurance recovery asset. While AWI believes that the process of resolving disputed insurance coverage may result in higher settlement amounts than recorded, there has been no increase in the recorded amounts due to the uncertainties remaining in the process. Accordingly, this asset could change significantly based upon resolution of the issues. Management estimates that the timing of future cash payments for the recorded asset may extend beyond 10 years.

Cash Flow Impact

As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related claims in the first quarter of 2003 or 2002. Additionally, AWI did not receive any asbestos-related insurance recoveries during the first quarter of 2003 or 2002. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements.

Potential Legislation

The media recently reported that progress is being made among some industry groups, insurers, labor unions and members of the United States Congress, on reaching a comprehensive legislative approach to the asbestos litigation issue through a proposed national privately funded trust. While members of the United States Congress reportedly are reviewing this proposal, there has been no formal bill submitted for consideration. There is uncertainty as to whether this or any other proposal will become law, and what impact, if any, there might be on AWI’s asbestos liability and/or AWI’s Chapter 11 Case. Prior efforts to enact asbestos legislation have not been successful.

Conclusion

Many uncertainties continue to exist about the matters impacting AWI’s asbestos-related liability and insurance asset. These uncertainties include the impact of the Filing and the Chapter 11 process, the number of future claims to be filed, the ultimate value of the asbestos liability, the impact of any potential legislation, the impact of the ADR proceedings on the insurance asset and the financial condition of AWI’s insurance carriers. Additionally, although a POR and Disclosure Statement have been filed with the Court, implementation of the POR is subject to confirmation of the POR in accordance with the provisions of the Bankruptcy Code. AWI is unable to predict when and if the POR will be confirmed. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded liability and insurance asset are possible and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability and insurance asset in light of future developments in the Chapter 11 Case and make changes to the recorded amounts if and when it is appropriate.

ENVIRONMENTAL LIABILITIES

Most of Armstrong’s manufacturing and certain of Armstrong’s research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. Armstrong has made, and intends to continue to make, necessary expenditures for compliance with applicable environmental requirements at its operating facilities. Armstrong anticipates that annual expenditures for those purposes will not change materially from recent experience. However, applicable environmental laws continue to change. As a result of continuous changes in regulatory requirements, Armstrong cannot predict with certainty future capital expenditures associated with compliance with environmental requirements.

Armstrong is involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”), and similar state laws at approximately 22 sites. In most cases, Armstrong is one of many potentially responsible parties (“PRPs”) which have potential liability for the required investigation and remediation of each site and which, in some cases, have agreed to jointly fund that required investigation and remediation. With regard to some sites, however, Armstrong disputes the liability, the proposed remedy or the proposed cost allocation among the PRPs. Armstrong may have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.

Armstrong has been remediating environmental contamination resulting from past industrial activity at certain of its former plant sites. AWI’s payments and remediation work on such sites for which AWI is the potentially responsible party is under review in light of the Chapter 11 Filing. The bar date for claims from several environmental agencies has been extended into the second quarter of 2003.

Estimates of Armstrong’s future environmental liability at the Superfund sites and current or former plant sites are based on evaluations of currently available facts regarding each individual site and consider factors such as Armstrong’s activities in conjunction with the site, existing technology, presently enacted laws and regulations and prior company experience in remediating contaminated sites. Although current law imposes joint and several liability on all parties at Superfund sites, Armstrong’s contribution to the remediation of these sites is expected to be limited by the number of other companies also identified as potentially liable for site remediation. As a result, Armstrong’s estimated liability reflects only Armstrong’s expected share. In determining the probability of contribution, Armstrong considers the solvency of the parties, whether liability is being disputed, the terms of any existing agreements and experience with similar matters. The Chapter 11 Case also may affect the ultimate amount of such contributions.

AWI is subject to a unilateral order by the Oregon Department of Environmental Quality (“DEQ”) to conduct a remedial investigation and feasibility study and any necessary remedial design and action at its St. Helens, Oregon facility, as well as the adjacent Scappoose Bay. AWI has denied liability for the Scappoose Bay, but has cooperated with the DEQ regarding its owned property. Other potentially responsible parties who are not yet subject to orders by the DEQ include former site owners Owens Corning (“OC”) and Kaiser Gypsum Company, Inc. OC has entered into a settlement with the DEQ. Pursuant to the settlement, OC will make a lump sum payment to the DEQ in exchange for contribution protection (including protection against common law and statutory contribution claims by AWI against OC) and a covenant not to sue. AWI has negotiated with the DEQ how these funds will be made available for the investigation and remedial action for the site. AWI has recorded an environmental liability with respect to the St. Helens remedial investigations and feasibility study at its facility, but not for Scappoose Bay because AWI continues to dispute responsibility for any contamination in Scappoose Bay.

Liabilities of $21.2 million at March 31, 2003 and December 31, 2002 were for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $11.4 million of the March 31, 2003 and December 31, 2002 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $3.1 million and $3.3 million at March 31, 2003 and December 31, 2002, respectively.

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

PATENT INFRINGEMENT CLAIMS

Armstrong is a defendant in three related lawsuits claiming patent infringement related to some of Armstrong’s laminate products. The plaintiffs have claimed unspecified monetary damages. Armstrong is being defended and indemnified by its supplier for all costs and potential damages related to the litigation.

FORMER EMPLOYEES CLAIM

About 370 former Armstrong employees that were separated in two business divestitures in 2000 have brought two purported class actions against the Retirement Committee of AWI, certain current and former members of the Retirement Committee, the Retirement Savings and Stock Ownership Plan (RSSOP), AHI and the trustee bank of the RSSOP. The cases are pending in the United States District Court (Eastern District of PA). Similar proofs of claim have been filed against AWI in the Chapter 11 Case. Plaintiffs allege breach of Employee Retirement Income Security Act (ERISA) fiduciary duties and other violations of ERISA pertaining to losses in their RSSOP accounts, which were invested in Armstrong common stock.

While AHI believes there are substantive defenses to the allegations and while denying liability, AWI reached an agreement to settle this matter. The full amount of the settlement will be allocated among the approximate 370 former employees. AWI’s portion of the settlement is $1.0 million, which will be treated as convenience claims in the Chapter 11 Case. The settlement was approved by the Bankruptcy Court on March 31, 2003; final approval is required by the United States District Court (Eastern District of PA). Based upon the Bankruptcy Court’s approval of the settlement, AWI recorded a $1.0 million charge in the first quarter of 2003 as an other non-operating expense.

DEPARTMENT OF LABOR DISCUSSIONS

Subsequent to an audit by the United States Department of Labor (“DOL”), Armstrong has been informed that the DOL is challenging the validity of the use of certain contributions, in the approximate aggregate amount of $33.4 million, to fund debt payments made by the Armstrong Employee Stock Ownership Plan (“ESOP”), as provided for by that plan. Armstrong is cooperating with the DOL to address its questions and concerns about those transactions. Armstrong believes that it fully complied with all applicable laws and regulations governing the plan, and therefore has not recorded any liability related to this matter.

OTHER CLAIMS

Additionally, AHI, through AWI and AWI’s subsidiaries, is involved in various other claims and legal actions involving product liability, patent infringement, distributor termination, employment law issues and other actions arising in the ordinary course of business. While complete assurance cannot be given to the outcome of these claims, AHI does not expect that any sum that may have to be paid in connection with these matters will have a materially adverse effect on its consolidated financial position or liquidity, however it could be material to the results of operations in the particular period in which a matter is resolved.

NOTE 11. DIFFERENCES BETWEEN ARMSTRONG HOLDINGS INC. AND ARMSTRONG WORLD

INDUSTRIES, INC.

The difference between the condensed consolidated financial statements is primarily due to stock activity and intercompany transactions.

NOTE 12. EARNINGS PER SHARE

The difference between the average number of basic and diluted common shares outstanding is due to contingently issuable shares. Earnings per share components may not add due to rounding.

Independent Accountants’ Review Report

The Board of Directors and Shareholders

Armstrong Holdings, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Armstrong Holdings, Inc., and subsidiaries (“the Company”) as of March 31, 2003, and the related condensed consolidated statements of earnings for the three-month periods ended March 31, 2003 and 2002, and the related condensed consolidated statements of cash flows and shareholders’ equity for the three-month periods ended March 31, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Armstrong Holdings, Inc., and subsidiaries as of December 31, 2002, and the related consolidated statements of earnings, cash flows and shareholders’ equity for the year then ended (not presented herein); and in our report dated March 14, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Our report dated March 14, 2003, on the consolidated financial statements of Armstrong Holdings, Inc., and subsidiaries as of and for the year ended December 31, 2002, contains an explanatory paragraph that states that three of the Company’s domestic subsidiaries, including Armstrong World Industries, Inc., the Company’s major operating subsidiary, filed separate voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court on December 6, 2000, and that the filing under Chapter 11 and the increased uncertainty regarding the Company’s potential asbestos liability raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated balance sheet as of December 31, 2002, does not include any adjustments that might result from the outcome of these uncertainties.

/s/ KPMG LLP

Philadelphia, Pennsylvania

May 8, 2003

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings

(amounts in millions)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Net sales	$774.9	$748.0
Cost of goods sold	608.4	553.8

Gross profit	166.5	194.2

Selling, general and administrative expenses	157.3	158.6
Restructuring and reorganization charges, net	3.2	0.5
Equity (earnings) from affiliates, net	(5.3)	(5.4)

Operating income	11.3	40.5

Interest expense (unrecorded contractual interest of $24.7 and $24.7)	2.8	3.5
Other non-operating expense	1.3	0.7
Other non-operating (income)	(0.8)	(1.2)
Chapter 11 reorganization costs, net	4.0	6.2

Earnings before income taxes and cumulative effect of a change in accounting principle	4.0	31.3

Income tax expense	2.1	9.4

Earnings before cumulative effect of a change in accounting principle	1.9	21.9

Cumulative effect of a change in accounting principle, net of tax of $2.2	—	(593.8)

Net earnings (loss)	$1.9	$(571.9)

See accompanying notes to condensed consolidated financial statements beginning on page 33.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	(unaudited) March 31, 2003	December 31, 2002
Assets
Current Assets:
Cash and cash equivalents	$304.7	$380.0
Accounts and notes receivable, net	369.5	332.4
Inventories, net	478.0	443.4
Deferred income taxes	14.7	14.7
Other current assets	92.1	85.4

Total current assets	1,259.0	1,255.9
Property, plant and equipment, less accumulated depreciation and amortization of $1,317.4 and $1,263.8, respectively	1,297.9	1,303.7
Insurance receivable for asbestos-related liabilities, noncurrent	174.1	174.1
Prepaid pension costs	439.0	435.2
Investment in affiliates	46.4	43.9
Goodwill, net	230.3	227.6
Other intangibles, net	85.9	87.9
Deferred income taxes, noncurrent	869.7	869.7
Other noncurrent assets	106.5	106.8

Total assets	$4,508.8	$4,504.8

Liabilities and Shareholder’s Equity
Current liabilities:
Short-term debt	$3.5	$12.3
Current installments of long-term debt	8.2	6.7
Accounts payable and accrued expenses	354.3	359.3
Short-term amounts due to affiliates	10.0	9.4
Income taxes	24.2	26.1

Total current liabilities	400.2	413.8
Liabilities subject to compromise	4,866.5	4,865.8
Long-term debt, less current installments	42.3	39.9
Postretirement and postemployment benefit liabilities	255.4	255.1
Pension benefit liabilities	192.0	185.9
Other long-term liabilities	74.7	75.0
Deferred income taxes	20.8	20.8
Minority interest in subsidiaries	9.5	9.5

Total noncurrent liabilities	5,461.2	5,452.0
Shareholder’s equity (deficit):
Common stock, $1 par value per share Authorized 200 million shares; issued 51,878,910 shares	51.9	51.9
Capital in excess of par value	172.9	172.9
Reduction for ESOP loan guarantee	(142.2)	(142.2)
Accumulated deficit	(901.0)	(902.9)
Accumulated other comprehensive loss	(5.7)	(12.2)
Less common stock in treasury, at cost 2003 and 2002 – 11,393,170 shares	(528.5)	(528.5)

Total shareholder’s deficit	(1,352.6)	(1,361.0)

Total liabilities and shareholder’s equity	$4,508.8	$4,504.8

See accompanying notes to condensed consolidated financial statements beginning on page 33.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholder’s Equity

(amounts in millions, except per share amounts)

(unaudited)

	2003		2002
Common stock, $1 par value:
Balance at beginning of year and March 31	$51.9		$51.9

Capital in excess of par value:
Balance at beginning of year and March 31	$172.9		$173.2

Reduction for ESOP loan guarantee:
Balance at beginning of year and March 31	$(142.2)		$(142.2)

Retained earnings (accumulated deficit):
Balance at beginning of year	$(902.9)		$1,239.9
Net earnings (loss) for year	1.9	$1.9	(571.9)	$(571.9)

Balance at March 31	$(901.0)		$668.0

Accumulated other comprehensive income (loss):
Balance at beginning of year	$(12.2)		$(47.1)
Foreign currency translation adjustments	5.9		(2.6)
Derivative gain, net	0.8		3.0
Minimum pension liability adjustments	(0.2)		(0.5)

Total other comprehensive income (loss)	6.5	6.5	(0.1)	(0.1)

Balance at March 31	$(5.7)		$(47.2)

Comprehensive income (loss)		$8.4		$(572.0)

Less treasury stock at cost:
Balance at beginning of year and March 31	$528.5		$528.5

Total shareholder’s equity (deficit)	$(1,352.6)		$175.2

See accompanying notes to condensed consolidated financial statements beginning on page 33.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net earnings/(loss)	$1.9	$(571.9)
Adjustments to reconcile net earnings (loss) to net cash used for operating activities:
Cumulative effect of change in accounting principle, net	—	593.8
Depreciation and amortization	35.2	32.4
Equity (earnings) from affiliates, net	(5.3)	(5.4)
Chapter 11 reorganization costs, net	4.0	6.2
Chapter 11 reorganization costs payments	(6.6)	(4.7)
Restructuring and reorganization charges, net of reversals	3.2	0.5
Restructuring and reorganization payments	(0.6)	(0.7)
Changes in operating assets and liabilities net of effects of reorganizations and restructuring
(Increase) in receivables	(33.6)	(41.7)
(Increase) in inventories	(31.3)	(17.6)
(Increase)/decrease in other current assets	(4.4)	2.3
(Increase) in other noncurrent assets	(2.8)	(12.9)
(Decrease) in accounts payable and accrued expenses	(7.7)	(2.1)
Increase/(decrease) in income taxes payable	(1.7)	11.9
Increase/(decrease) in other long-term liabilities	(0.4)	0.4
Other, net	(3.7)	6.9

Net cash (used for) operating activities	(53.8)	(2.6)

Cash flow from investing activities:
Purchases of property, plant and equipment and computer software	(21.7)	(21.4)
Distributions from equity affiliates	3.0	3.0
Proceeds from the sale of assets	1.8	3.2

Net cash (used for) investing activities	(16.9)	(15.2)

Cash flows from financing activities:
Increase/(decrease) in short-term debt, net	(4.9)	4.1
Payments of long-term debt	(0.7)	(0.5)
Other, net	(0.1)	(1.1)

Net cash (used for) provided by financing activities	(5.7)	2.5

Effect of exchange rate changes on cash and cash equivalents	1.1	(0.4)

Net (decrease) in cash and cash equivalents	$(75.3)	$(15.7)
Cash and cash equivalents at beginning of year	380.0	277.4

Cash and cash equivalents at end of period	$304.7	$261.7

See accompanying notes to condensed consolidated financial statements beginning on page 33.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891, which together with its subsidiaries is referred to here as “Armstrong”. Through its U.S. operations and U.S. and international subsidiaries, Armstrong designs, manufactures and sells flooring products (resilient, wood, carpeting and sports flooring) as well as ceiling systems, around the world. Armstrong products are sold primarily for use in the finishing, refurbishing and repair of residential, commercial and institutional buildings. Armstrong also designs, manufactures and sells kitchen and bathroom cabinets to single and multi-family homebuilders and remodelers.

Armstrong Holdings, Inc. (which together with its subsidiaries is referred to here as “AHI”) is the publicly held parent holding company of Armstrong. Armstrong Holdings, Inc. became the parent company of Armstrong on May 1, 2000, following AWI shareholder approval of a plan of exchange under which each share of AWI was automatically exchanged for one share of Armstrong Holdings, Inc. Armstrong Holdings, Inc. was formed for purposes of the share exchange and holds no other significant assets or operations apart from AWI and AWI’s subsidiaries. Stock certificates that formerly represented shares of AWI were automatically converted into certificates representing the same number of shares of Armstrong Holdings, Inc. The publicly held debt of AWI was not affected in the transaction.

The accounting policies used in preparing these statements are the same as those used in preparing Armstrong’s consolidated financial statements for the year ended December 31, 2002, which includes the accounts of Armstrong and its majority-owned subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Armstrong’s Form 10-K for the fiscal year ended December 31, 2002. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

Operating results for the first quarter of 2003 and the corresponding period of 2002 included in this report are unaudited. Certain prior year amounts have been reclassified to conform to the current year presentation.

Effective January 1, 2003, Armstrong adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which provides guidance on the accounting and disclosure for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Armstrong’s current results of operations and financial position have not been affected.

Effective January 1, 2003, Armstrong adopted SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities,” which addresses accounting for restructuring and similar costs. This standard affects the timing of expenses associated with restructurings, but is not expected to change the long-term results of operations and financial position.

Effective January 1, 2003, Armstrong adopted Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” which provides guidance on the accounting for consideration received from a vendor. Armstrong’s current results of operations and financial position have not been affected.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The disclosure requirements were adopted December 31, 2002. The recognition and initial measurement provisions were adopted January 1, 2003. Armstrong’s current results of operations and financial position have not been affected.

Effective December 31, 2002, Armstrong adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which requires the following disclosure in annual and interim reports. The following table illustrates the effect on net income if Armstrong had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-based Compensation,” to stock-based employee compensation.

	Three Months Ended March 31,
	2003	2002
Net income (loss), as reported	$1.9	$(571.9)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.1	0.2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.1)	(0.5)

Pro forma net income (loss)	$1.9	$(572.2)

NOTE 2. CHAPTER 11 REORGANIZATION

On December 6, 2000, AWI, the major operating subsidiary of AHI, filed a voluntary petition for relief (the “Filing”) under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”) in order to use the court-supervised reorganization process to achieve a resolution of its asbestos liability. Also filing under Chapter 11 were two of Armstrong’s wholly-owned subsidiaries, Nitram Liquidators, Inc. (“Nitram”) and Desseaux Corporation of North America, Inc. (“Desseaux,” and together with AWI and Nitram, the “Debtors”). The Chapter 11 cases are being jointly administered under case numbers 00-4469, 00-4470, and 00-4471 (the “Chapter 11 Case”).

AWI is operating its business and managing its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. Pursuant to the provisions of the Bankruptcy Code, AWI is not permitted to pay any claims or obligations which arose prior to the Filing date (prepetition claims) unless specifically authorized by the Court. Similarly, claimants may not enforce any claims against AWI that arose prior to the date of the Filing unless specifically authorized by the Court. In addition, as a debtor-in-possession, AWI has the right, subject to the Court’s approval, to assume or reject any executory contracts and unexpired leases in existence at the date of the Filing. Parties having claims as a result of any such rejection may file claims with the Court, which will be dealt with as part of the Chapter 11 Case.

Three creditors’ committees, one representing asbestos personal injury claimants (the “Asbestos Personal Injury Claimants’ Committee”), one representing asbestos property damage claimants (the “Asbestos Property Damage Committee”), and the other representing other unsecured creditors (the “Unsecured Creditors’ Committee”), have been appointed in the Chapter 11 Case. In addition, an individual has been appointed to represent the interests of future asbestos personal injury claimants (the “Future Claimants’ Representative”). In accordance with the provisions of the Bankruptcy Code, these parties have the right to be heard on matters that come before the Court in the Chapter 11 Case.

Plan of Reorganization

On November 4, 2002, AWI filed a Plan of Reorganization with the Court. AWI has since filed several amended plans of reorganization with the Court, along with selected exhibits. The latest amended Plan of Reorganization, with certain exhibits, was filed on May 1, 2003 (as so amended, it is referred to in this report as the “POR”). The POR has been endorsed by AHI’s Board of Directors and is supported by the Asbestos Personal Injury Claimants’ Committee, the Unsecured Creditors’ Committee and the Future Claimants’ Representative. At present, AWI has not yet reached agreement with the Asbestos Property Damage Committee with respect to the terms and provisions of the POR. The POR provides for AWI to continue to conduct its existing lines of business with a reorganized capital structure, under which, among other things, its existing shares will be cancelled and new common shares and notes will be issued to its unsecured creditors and to a trust to be established under the POR for the benefit of current and future asbestos personal injury claimants, in full satisfaction of their claims against AWI, as further discussed below. The POR excludes Armstrong’s Nitram and Desseaux subsidiaries. Implementation of the POR and the treatment of claims and interests as provided therein are subject to confirmation of the POR in accordance with the provisions of the Bankruptcy Code. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain.

Disclosure Statement

On December 20, 2002, a proposed disclosure statement with respect to the POR was filed with the Court. On December 26, 2002, AWI filed projected financial information with the Court as an exhibit to the disclosure statement (therein known as “Exhibit C”). An initial hearing to consider the adequacy of the proposed disclosure statement was held on February 28, 2003. As a result of negotiations and hearings before the Court, AWI has since filed several amended disclosure statements with the Court. The latest amended Disclosure Statement was filed on May 1, 2003 (as so amended, it is referred to in this report as the “Disclosure Statement”). Hearings to consider the adequacy of the Disclosure Statement were held on April 4 and May 2, 2003. Additional discussions on the adequacy of the Disclosure Statement are expected to occur with the Court on May 19, 2003. At the May 2, 2003 hearing, AWI advised the Court that it believed that certain revisions were now needed to the projected financial information for reorganized AWI that was included as Exhibit C to the disclosure statement as previously filed. This projected financial information was based on factual information available to AWI and its advisors, and on work done and assumptions made, in December 2002 and assumed an effective date of the Plan of July 1, 2003. In light of developments regarding AWI’s business since December 2002 and current economic and financial conditions, AWI is now undertaking to revise and update this projected financial information. AWI will file with the Court as soon as practicable a revised Exhibit C to be included with the Disclosure Statement. The revised projected financial information would be in substantially the same form as that previously filed. AWI did not indicate at the hearing the substance of the revisions that would be made but did indicate that the differences in the revised projected financial performance of reorganized AWI from that presented in the previously submitted information would be adverse and that the magnitude of the differences would be material. At the hearing, the Court took approval of the Disclosure Statement under advisement, pending AWI’s filing of revised projected financial information and consideration of other matters.

As indicated in the Disclosure Statement and its exhibits, the projected financial information and various estimates of value therein discussed (as previously submitted or as to be revised) should not be regarded as representations or warranties by AWI, AHI or any other person as to the accuracy of such information or that any such projection or valuation will be realized. The information in the Disclosure Statement, including the projected financial information and estimates of value, was prepared by AWI and its financial advisors. This information has not been audited or reviewed by independent accountants. The Disclosure Statement discusses the significant assumptions used in preparation of the projected financial information and estimates of value, which will be updated and further discussed in the revised projected financial information.

The discussions of the POR and Disclosure Statement in this report are qualified by reference to the full text of those documents as filed with the Court and filed for reference purposes with the Securities and Exchange Commission. The POR and Disclosure Statement are available at www.armstrongplan.com, where additional information will be posted as it becomes available.

Objections to the Disclosure Statement

Several parties involved in the Chapter 11 Case filed objections to the Disclosure Statement with the Court. Objections were filed by, among others, Liberty Mutual Insurance Company, the Center for Claims Resolution, Travelers Indemnity Company and Travelers Casualty and Surety Company, Wells Fargo Bank Minnesota, N.A., as Indenture Trustee, and the Unofficial Committee of Select Asbestos Claimants. The Court heard and resolved these objections at the February 28, April 4 and May 2, 2003 hearings. Objections to future amended disclosure statements may still be filed.

Asbestos Personal Injury Trust

A principal feature of the POR is the creation of a trust (the “Asbestos PI Trust”), pursuant to section 524(g) of the Bankruptcy Code, to which all present and future asbestos-related personal injury claims, including contribution claims of co-defendants, will be channeled. In accordance with the “524(g) injunction” to be issued by the Court in connection with the confirmation of the POR, various entities will be protected from suit on account of present and future asbestos-related personal injury claims. These entities include, among others, AWI, reorganized AWI, AHI, AWI’s affiliates, and their respective officers and directors. Claims resolution procedures to be utilized by the Asbestos PI Trust have been developed. These procedures will govern the allowance and payment by the Asbestos PI Trust of all present and future asbestos-related personal injury claims. The Asbestos PI Trust will be funded with AWI’s rights to insurance providing coverage for asbestos-related personal injury claims, as well as a share of cash, notes, and common stock to be issued under the POR to creditors, as described below.

Consideration to Be Distributed under the POR

The Asbestos PI Trust and the holders of unsecured claims will share in the POR consideration that is made up of the following components:

•	Available Cash, which is comprised of:
•	Cash available on the effective date of the POR after reserving up to $100 million to fund ongoing operations and making provisions for certain required payments under the POR,
•	Any cash drawn, at AWI’s sole discretion, under an exit finance facility for the purpose of funding distributions under the POR, and
•	Certain insurance proceeds related to environmental matters
•	Plan Notes of reorganized AWI with a term of 5 to 10 years and/or net proceeds from any private offerings of debt securities, and
•	Substantially all of the outstanding common stock of reorganized AWI

The total amount of Plan Notes will be the greater of (i) $1.125 billion less Available Cash and (ii) $775 million. However, AWI will use reasonable efforts to issue one or more private offerings of debt securities on, or as soon as practicable after, the Effective Date that would yield net proceeds at least equal to the amount of the Plan Notes prescribed by the Plan. If the private offerings are successful, the Plan Notes would not be issued. If the offerings yield proceeds less than the amount of the Plan Notes prescribed by the Plan, AWI will issue Plan Notes equal to the difference. The private offerings, if issued, will not be registered under the Securities Act of 1933 and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements.

The POR provides that unsecured creditors, other than convenience creditors described below, will receive their pro rata share of:

•	34.43% of the new common stock,
•	34.43% of the first $1.05 billion of
•	Up to $300 million of Available Cash and
•	The principal amount of each series of Plan Notes and/or net cash proceeds from any private debt offerings of debt securities.
•	60% of the next $50 million of Available Cash and, if such Available Cash is less than $50 million, then 60% of each series of Plan Notes and/or net cash proceeds from any private debt offerings of debt securities, in an amount equal to the difference between $50 million and the amount of such Available Cash, and
•	34.43% of the remaining amount of Available Cash and each series of Plan Notes and/or net cash proceeds from any private debt offerings of debt securities.

The remaining amount of new common stock, Available Cash and Plan Notes and/or net cash proceeds from any private debt offerings of debt securities will be distributed to the Asbestos PI Trust.

Under the POR, unsecured creditors whose claims (other than debt securities) are less than $10,000 or who elect to reduce their claims to $10,000 will be treated as “convenience creditors” and will receive payment of 75% of their allowed claim amount in cash.

Asbestos property damage claims that are still disputed as of the effective date of the POR will be channeled to a separate trust (“Asbestos PD Trust”) under the POR. If the class of asbestos property damage claimants votes to accept the POR, the Asbestos PD Trust will be funded with $0.5 million to $2.0 million in cash based upon the number of disputed claims (which will be funded exclusively from the proceeds of insurance). If the class of asbestos property damage claimants rejects the POR, the Court will estimate the aggregate value of asbestos property damage claims, and the Asbestos PD Trust will be funded exclusively with rights to insurance in an amount sufficient to provide for payment in full of asbestos property damage claims, up to the aggregate amount estimated by the Court. However, if less than 25 disputed asbestos property damage claims remain outstanding as of the effective date of the POR, AWI may elect, in its sole discretion, to litigate the merits of each remaining asbestos property damage claim before the Court and pay any allowed claim in full, in cash, from insurance proceeds rather than channel the asbestos property damage claims to the Asbestos PD Trust.

Under the POR, the existing equity interests in AWI will be cancelled. The POR provides for the distribution, with respect to existing equity, of warrants to purchase shares of reorganized AWI (the “Warrants”). The terms of the Warrants will be provided in an exhibit to the POR. The Warrants:

•	Would constitute 5% of the common stock of reorganized AWI on a fully diluted basis, upon exercise of all the Warrants;
•	Would have a 7-year exercisable term from the effective date of the POR; and
•	Would contain an exercise price equal to 125% of the per share equity value of reorganized AWI, as agreed among the financial advisers for AWI, the Asbestos Personal Injury Claimants’ Committee, the Unsecured Creditors’ Committee, and the Future Claimants’ Representative, and which will be set forth in the Court-approved disclosure statement for the POR.

The Warrants are estimated to have a value on the effective date of the POR of approximately $40 million to $50 million.

AHI’s shareholders will not be entitled to vote on the POR. However, AHI’s shareholders will be sent a copy of the disclosure statement, when it is finalized and approved by the Court. If the POR is implemented, the only value that will be available to AHI shareholders is their ratable share of the Warrants. AHI intends to distribute the Warrants to its shareholders if AHI’s Plan of Dissolution (see discussion below) is approved by AHI’s shareholders.

Valuation of Reorganized AWI for Purposes of the POR

In the Disclosure Statement, assuming an Effective Date of the POR of July 1, 2003, and based on estimates of the fair value of reorganized AWI, the total value of consideration to be distributed to the Asbestos PI Trust, other than the asbestos product liability insurance policies, will be approximately $2.1 billion, and the total value of consideration to be distributed to holders of allowed unsecured claims (other than convenience claims) will be approximately $1.1 billion. Based upon the estimated value of the POR consideration and AWI’s estimate that unsecured claims allowed by the Court (other than convenience claims) will total approximately $1.65 billion, AWI estimates that holders of allowed unsecured claims (other than convenience claims) will receive a recovery having a value equal to approximately 66.5% of their allowed claims. AWI’s estimates of the consideration and potential recoveries are based upon many assumptions, including:

•	The estimated reorganization value for AWI is between $2.7 billion and $3.3 billion (with a midpoint of $3.0 billion);
•	The estimated equity value of new common stock is between $25.60 and $34.40 per share with a midpoint of $30.00 per share (assuming a distribution of 67.5 million shares of new common stock to holders of unsecured claims and the Asbestos PI Trust);
•	The Plan Notes will be in the aggregate principal amount of $775 million and are worth their face value
•	AWI expects to have Available Cash of approximately $350 million; and
•	The estimated value of the Warrants is between $40 million and $50 million

These estimates were based in part on the projected financial information that was previously filed as Exhibit C to the Disclosure Statement. These projections are being revised and at the May 2 Court hearing on the Disclosure Statement AWI indicated that it expected that, based on the revised projected financial information, the estimated range of reorganization value of reorganized AWI would be reduced to a degree that would not be immaterial and that, correspondingly, under the Plan the estimated recoveries that would be achieved by creditors of AWI and estimated value of the Warrants would be reduced.

AHI’s Plan of Dissolution, Winding Up and Distribution (“Plan of Dissolution”)

In connection with the consummation of the POR, the existing equity interests in AWI will be cancelled, the common stock of reorganized AWI will be issued to AWI’s unsecured creditors and the Asbestos PI Trust and the Warrants will be issued to AHI (or a wholly-owned subsidiary of AHI). The Board of Directors of AHI has determined that it is not practicable for AHI to continue in operation as an on-going business owning the Warrants, which will then be AHI’s only asset. The POR contemplates, and the Board of Directors of AHI has approved and recommended, that AHI shareholders voluntarily dissolve AHI and adopt a plan for winding up its affairs in accordance with Pennsylvania law and, subject to completion of AHI’s winding up, distributing the Warrants to the shareholders. A special meeting of AHI shareholders will be called to vote on the Plan of Liquidation shortly after approval of the Disclosure Statement, and appropriate materials regarding such meeting will be sent to AHI’s shareholders. If the Plan of Dissolution is not approved by AHI’s shareholders, AHI will not distribute the Warrants to AHI’s shareholders and the Board of Directors will determine how to proceed under the circumstances. One alternative in such event may be for AHI to seek involuntary dissolution by order of, and under the supervision of, a Pennsylvania court. The POR provides that reorganized AWI will pay costs and expenses incurred in connection with seeking AHI shareholder approval of the Plan of Dissolution and, if so approved, of administering AHI’s Plan of Dissolution. Reorganized AWI will otherwise have no responsibility for AHI’s on-going costs. More information regarding the contemplated dissolution and winding up of AHI and the Plan of Dissolution will be made available to AHI shareholders in the future.

Next Steps in the Chapter 11 Process

Following the Court’s approval of a disclosure statement, the POR will be submitted to the appropriate parties in interest in AWI’s Chapter 11 Case for voting. Implementation of the POR is subject to voting and its confirmation in accordance with the provisions of the Bankruptcy Code. AWI believes that if the Disclosure Statement is approved in May 2003, a hearing on the confirmation of the POR will likely occur in the third quarter of 2003. Of course, there can be no certainty that all such events will occur, or if they do, that they will occur in accordance with such timeframes.

Common Stock and Debt Securities

As a result of AWI filing the Plan of Reorganization on November 4, 2002, the New York Stock Exchange stopped trading on the Exchange of the common stock of AHI (traded under the ticker symbol “ACK”) and two debt securities of AWI (traded under the ticker symbols “AKK” and “ACK 08”). AHI’s common stock has resumed trading in the over-the-counter (OTC) Bulletin Board under the ticker symbol “ACKHQ” and one of AWI’s debt securities has resumed trading under the ticker symbol “AKKWQ”.

Bar Date for Filing Claims

The Court established August 31, 2001 as the bar date for all claims against AWI except for asbestos-related personal injury claims and certain other specified claims. A bar date is the date by which claims against AWI must be filed if the claimants wish to participate in any distribution in the Chapter 11 Case. The Court has extended the bar date for claims from several environmental agencies until the second quarter of 2003. On March 1, 2002, the Court allowed certain holders of alleged asbestos property damage claims to file a class proof of claim against AWI and extended the bar date for asbestos property damage claims to March 20, 2002. In July 2002, the Court denied the certification of the proposed class and held that the plaintiffs’ proof of claim shall only be effective as to the named claimants. A bar date for asbestos-related personal injury claims (other than claims for contribution, indemnification, or subrogation) has not been set.

Approximately 4,600 proofs of claim (including late-filed claims) totaling approximately $6.2 billion alleging a right to payment from AWI were filed with the Court in response to the August 31, 2001 bar date, which are discussed below. AWI continues to investigate claims. The Court will ultimately determine liability amounts that will be allowed as part of the Chapter 11 process.

In its ongoing review of the filed claims, AWI has identified and successfully objected to approximately 1,500 claims totaling $1.7 billion. These claims were primarily duplicate filings, claims that were subsequently amended or claims that are not related to AWI. The Court disallowed these claims with prejudice.

Approximately 1,000 proofs of claim totaling approximately $1.8 billion are pending with the Court that are associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI’s participation in the Center for Claims Resolution (the “Center”). As stated above, the bar date of August 31, 2001 did not apply to asbestos-related personal injury claims other than claims for contribution, indemnification, or subrogation. The POR contemplates that all asbestos-related personal injury claims, including claims for contribution, indemnification, or subrogation, will be addressed in the future pursuant to the procedures to be developed in connection with the POR. See further discussion regarding AWI’s liability for asbestos-related matters in Note 10.

During the first quarter of 2003, AWI settled approximately 360 property damage claims that alleged damages of $0.2 billion, for approximately $2 million, which will be funded by insurance. The Court approved this settlement on April 4, 2003.

After consideration of the settled property damage claims discussed above, approximately 100 proofs of claim totaling approximately $0.6 billion alleging asbestos-related property damage are pending with the Court. Most of these claims were new to AWI and many were submitted with insufficient documentation to assess their validity. As part of determining whether AWI asbestos containing resilient floor covering products give rise to property damage liability, the Court conducted an initial hearing on September 26 – 27, 2002 to decide the type of scientific testing allowable under the Federal Rules of Evidence to prove or disprove whether such products cause building contamination. On October 22, 2002, the Court granted AWI’s requested relief and ruled that the methodology offered by the Asbestos Property Damage Committee in support of its claims is not a scientifically valid method of quantifying the level of asbestos contamination in a building. On November 1, 2002, the Court directed that all property damage claimants provide, in support of their claims, substantiation that Armstrong flooring products were used in the claimants’ buildings. The Court’s deadline for submission of such product identification documentation was February 10, 2003. Any amounts to be paid are expected to be funded by insurance. Only 26 of these approximately 100 remaining property damage claims submitted product identification by the February 10, 2003 deadline referred to above and AWI filed an objection with the Court to dismiss the approximately 75 claims without product identification. Although AWI continues to vigorously defend any asserted asbestos-related property damage claims in the Court, AWI is negotiating to settle all of the remaining property damage claims. AWI believes that it has a significant amount of existing insurance coverage available for asbestos-related property damage liability, with the amount ultimately available dependent upon, among other things, the profile of the claims that may be allowed by the Court. AWI’s history of property damage litigation prior to the Chapter 11 filing is described in Note 10.

Approximately 1,600 claims totaling approximately $1.9 billion alleging a right to payment for financing, environmental, trade debt and other claims are pending with the Court. For these categories of claims, AWI has previously recorded approximately $1.6 billion in liabilities. AWI continues to investigate the claims to determine their validity.

AWI continues to evaluate claims filed in the Chapter 11 Case. AWI has recorded liability amounts for claims whose value can be reasonably estimated and which it believes are probable of being allowed by the Court. During the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase its estimate of probable asbestos-related liability for personal injury claims based on the developments in the Chapter 11 Case. See Note 10 for further discussion. At this time, it is impossible to reasonably estimate the value of all the claims that will ultimately be allowed by the Court. However, it is likely the value of the claims ultimately allowed by the Court will be different than amounts presently recorded by AWI and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and make changes to the recorded liability if and when it is appropriate.

Financing

On November 1, 2002, the Court announced it had approved AWI’s motion to reduce the amount of its debtor-in-possession credit facility (the “DIP Facility”) from $200 million to $75 million, eliminate the revolving credit borrowing feature, retain the letter of credit issuance facility and extend the maturity date to December 8, 2003. As of March 31, 2003, AWI had approximately $28.5 million in letters of credit which were issued pursuant to the DIP Facility. As of March 31, 2003, AWI had $132.1 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. The increase from the $76.4 million of cash and cash equivalents at December 31, 2002 is primarily due to an intercompany dividend payment of $105 million to AWI from a wholly owned non-debtor subsidiary partially offset by cash used in operations during the first quarter of 2003. The intercompany dividend payment does not affect Armstrong’s consolidated cash balance. AWI believes that cash on hand and generated from operations and dividends from its subsidiaries, together with lines of credit and the DIP Facility, will be adequate to address its foreseeable liquidity needs. Obligations under the DIP Facility, including reimbursement of draws under the letters of credit, if any, constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact

AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. See Note 4 for detail of the liabilities subject to compromise at March 31, 2003 and December 31, 2002. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI’s estimated liability for asbestos-related personal injury claims is also recorded in liabilities subject to compromise. See Note 10 for further discussion of AWI’s asbestos liability.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities during the first quarter of 2003 and 2002:

(amounts in millions)	2003	2002
Professional fees	$5.1	$6.9
Interest income, post petition	(0.9)	(0.8)
Reductions to prepetition liabilities	(0.3)	—
Other expense directly related to bankruptcy, net	0.1	0.1

Total Chapter 11 reorganization costs, net	$4.0	$6.2

Professional fees represent legal and financial advisory fees and expenses directly related to the Filing.

Interest income is earned from short-term investments of cash subsequent to the Filing. Reductions to prepetition liabilities represent Court approved settlements of prepetition liabilities. As a result of the Filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession, AWI may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Although a POR and Disclosure Statement have been filed with the Court, implementation of the POR is subject to confirmation of the POR in accordance with the provisions of the Bankruptcy Code. AWI is unable to predict when and if the POR will be confirmed. Therefore, the timing and terms of a resolution of the Chapter 11 Case remain uncertain. Further, a confirmed plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements.

NOTE 3. SEGMENT RESULTS

(amounts in millions)

	Three Months Ended March 31,
Net sales to external customers5	2003	2002
Resilient Flooring	$286.7	$281.3
Wood Flooring	167.2	160.9
Textiles and Sports Flooring	62.0	54.0
Building Products	207.1	195.5
Cabinets	51.9	56.3

Total sales to external customers	$774.9	$748.0

	Three Months Ended March 31,
Segment operating income (loss)	2003	2002
Resilient Flooring	$17.6	$18.8
Wood Flooring	2.2	8.7
Textiles and Sports Flooring	(6.0)	(1.9)
Building Products	17.8	22.7
Cabinets	(3.6)	3.2
All Other	0.4	0.6

Total segment operating income	28.4	52.1
Unallocated Corporate (expense)	(17.1)	(11.6)

Total consolidated operating income	$11.3	$40.5

Segment assets	March 31, 2003	December 31, 2002
Resilient Flooring	$932.1	$890.7
Wood Flooring	623.7	619.7
Textiles and Sports Flooring	213.0	203.4
Building Products	551.4	544.6
Cabinets	121.7	116.6
All Other	19.0	18.4

Total segment assets	2,460.9	2,393.4
Assets not assigned to segments	2,047.9	2,111.4

Total consolidated assets	$4,508.8	$4,504.8

NOTE 4. LIABILITIES SUBJECT TO COMPROMISE

As a result of AWI’s Chapter 11 filing (see Note 2), pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI’s asbestos liability is also recorded in liabilities subject to compromise. See Note 2 for further discussion on how the Chapter 11 process may address AWI’s liabilities subject to compromise and Note 10 for further discussion of AWI’s asbestos liability.

Liabilities subject to compromise at March 31, 2003 and December 31, 2002 are as follows:

(amounts in millions)

	March 31, 2003	December 31, 2002
Debt (at face value)	$1,400.7	$1,400.7
Asbestos-related liability	3,190.6	3,190.6
Prepetition trade payables	51.7	51.7
Prepetition other payables and accrued interest	61.1	60.4
Amounts due to affiliates	4.7	4.7
ESOP loan guarantee	157.7	157.7

Total liabilities subject to compromise	$4,866.5	$4,865.8

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

NOTE 5. INVENTORIES

(amounts in millions)

	March 31, 2003	December 31, 2002
Finished goods	$326.3	$294.3
Goods in process	53.4	46.6
Raw materials and supplies	171.0	172.1
Less LIFO and other reserves	(72.7)	(69.6)

Total inventories, net	$478.0	$443.4

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

The following table represents the changes in goodwill for the first quarter of 2003.

(amounts in millions)

Goodwill by segment	January 1, 2003	Adjustments, net(1)	Impairments	March 31, 2003
Resilient Flooring	$89.3	$2.5	$—	$91.8
Wood Flooring	113.8	—	—	113.8
Building Products	11.9	0.2	—	12.1
Cabinets	12.6	—	—	12.6

Total consolidated goodwill	$227.6	$2.7	$—	$230.3

(1)	Primarily consists of the effects of foreign exchange.

The following table details amounts related to Armstrong’s intangible assets as of March 31, 2003 and December 31, 2002.

	March 31, 2003		December 31, 2002
(amounts in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Computer software	$102.7	$48.8	$100.6	$44.7
Land use rights and other	3.6	0.8	3.6	0.7

Total	$106.3	$49.6	$104.2	$45.4

Unamortized intangible assets
Trademarks and brand names	$ 29.2		$ 29.1

Total intangible assets	$135.5		$133.3

Aggregate Amortization Expense
For the three months ended March 31, 2003	$ 4.0
For the three months ended March 31, 2002	$ 3.1

NOTE 7. RESTRUCTURING AND OTHER ACTIONS

The following table summarizes activity in the reorganization and restructuring accruals for the first three months of 2003 and 2002. The net amount of charges and reversals in the table may not agree to the income statement due to non-cash charges for enhanced retirement benefits that did not affect the restructuring accrual accounts.

(amounts in millions)	Beginning Balance	Cash Payments	Charges	Reversals	Other	Ending Balance
2003	$ 9.1	$ (0.6)	$ 3.2	$ —	$ (0.2)	$ 11.5
2002	8.9	(0.7)	0.5	—	(0.1)	8.6

A $3.2 million restructuring charge was recorded in the first quarter of 2003. The charge related to severance benefits for approximately 52 employees in the Textiles and Sports Flooring ($2.3 million) and Resilient Flooring ($0.9 million) segments, as part of the restructuring plan to consolidate certain functions in the European flooring business.

A $0.5 million restructuring charge was recorded in the first quarter of 2002. The charge related to severance benefits for eleven employees in the Textiles and Sports Flooring segment to reflect staffing needs for current business conditions and continued efforts initiated in the fourth quarter of 2001.

The amount in “other” for 2003 and 2002 is primarily related to foreign currency translation.

Substantially all of the remaining balance of the restructuring accrual as of March 31, 2003 relates to a noncancelable-operating lease, which extends through 2017, and severance for terminated employees with extended payouts, the majority of which will be paid by the third quarter of 2003.

NOTE 8. PRODUCT WARRANTIES

Armstrong provides direct customer and end-user warranties for its products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. Generally, the terms of these warranties range up to 25 years and provide for the repair or replacement of the defective product. Armstrong collects and analyzes warranty claims data with a focus on the historical amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table illustrates the activity for product warranties for the first quarters of 2003 and 2002:

(millions)	2003	2002
Balance at January 1	$22.7	$19.2
Reductions for payments	(10.6)	(8.6)
Current year warranty accruals	10.5	8.5
Preexisting warranty accrual changes	—	—
Effects of foreign exchange translation	0.1	(0.1)

Balance at March 31	$22.7	$19.0

NOTE 9. SUPPLEMENTAL CASH FLOW INFORMATION

(amounts in millions)	Three Months Ended March 31,
	2003	2002
Interest paid	$0.7	$1.5
Income taxes paid, net	$5.5	$0.7

The increase in taxes paid resulted from lower tax refunds in 2003 compared to 2002.

NOTE 10. LITIGATION AND RELATED MATTERS

ASBESTOS-RELATED LITIGATION

The following is a summary update of asbestos-related litigation; see Item 3 of Armstrong’s 2002 Form 10-K filing for additional information.

AWI is a defendant in personal injury cases and property damage cases related to asbestos containing products. On December 6, 2000, AWI filed a voluntary petition for relief (“the Filing”) under Chapter 11 of the U.S. Bankruptcy Code to use the court supervised reorganization process to achieve a final resolution of its asbestos liability.

Asbestos-Related Personal Injury Claims

Prior to filing for relief under the Bankruptcy Code, AWI was a member of the Center for Claims Resolution (the “Center”) which handled the defense and settlement of asbestos-related personal injury claims on behalf of its members. The Center pursued broad-based settlements of asbestos-related personal injury claims under the Strategic Settlement Program (“SSP”) and had reached agreements with law firms that covered approximately 130,000 claims that named AWI as a defendant.

Due to the Filing, holders of asbestos-related personal injury claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against AWI. In addition, AWI ceased making payments to the Center with respect to asbestos-related personal injury claims, including payments pursuant to the outstanding SSP agreements. AWI’s obligations with respect to payments called for under these settlements will be determined in its Chapter 11 Case.

A creditors’ committee representing the interests of asbestos personal injury claimants and an individual representing the interests of future personal injury claimants have been appointed in the Chapter 11 Case.

AWI’s present and future asbestos liability will be addressed in its Chapter 11 Case rather than through the Center and a multitude of lawsuits in different jurisdictions throughout the U.S. It is anticipated that all of AWI’s current and future asbestos-related personal injury claims will be resolved in the Chapter 11 Case.

Asbestos-Related Personal Injury Liability

In March 2003, AWI filed an amended Plan of Reorganization and disclosure statement and in April 2003, AWI filed a further amended Plan of Reorganization (“POR”). The POR represents the product of negotiations with and is supported by the Asbestos Personal Injury Claimants’ Committee, the Unsecured Creditors’ Committee and the Future Claimants’ Representative. Based upon the events that occurred through early March 2003, management concluded that it could reasonably estimate its probable liability for asbestos-related current and future personal injury claims. Accordingly, in the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase the liability. The recorded asbestos-related liability of approximately $3.2 billion at March 31, 2003 and December 31, 2002, which was treated as subject to compromise, represents the estimated amount of liability that is implied based upon the negotiated resolution reflected in the POR, the total consideration expected to be paid to the Asbestos PI Trust pursuant to the POR and a recovery value percentage for the allowed claims of the Asbestos PI Trust that is equal to the estimated recovery value percentage for the allowed non-asbestos unsecured claims. Pursuant to the POR, all current and future asbestos-related personal injury claims will be channeled to the Asbestos PI Trust for resolution and, upon emergence from Chapter 11, reorganized AWI will not have any responsibility for the claims or participate in their resolution.

AWI is unable to predict when and if this POR will be confirmed. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded liability are possible and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and make changes to the recorded liability if and when it is appropriate.

The $2.5 billion, fourth quarter 2002, charge to increase the asbestos-related personal injury liability was before recognition of gains from the settlement of liabilities subject to compromise, which will arise at a later date as a consequence of the Chapter 11 process.

Collateral Requirements

During 2000, AWI had secured a bond for $56.2 million to meet minimum collateral requirements established by the Center with respect to asbestos-related personal injury claims asserted against AWI. On October 27, 2000, the insurance company that underwrote the surety bond informed AWI and the Center of its intention not to renew the surety bond effective February 28, 2001. On February 6, 2001, the Center advised the surety of the Center’s demand for payment of the face value of the bond. The surety filed a motion with the Court seeking to restrain the Center from drawing on the bond. The motion was not granted. On March 28, 2001, the surety filed an amended complaint in the Court seeking similar relief. In addition, on April 27, 2001, AWI filed a complaint and a motion with the Court seeking an order, among other things, enjoining the Center from drawing on the bond or, in the event the Center is permitted to draw on the bond, requiring that the proceeds of any such draw be deposited into a Court-approved account subject to further order of the Court. Judge Alfred M. Wolin of the Federal District Court for the District of New Jersey (the “District Court”), who is also presiding over AWI’s Chapter 11 Case, indicated he would determine these matters. In the spring of 2002, the surety and the Center agreed to voluntarily dismiss the surety’s complaint against the Center in light of AWI’s filing of its complaint. The parties filed cross-motions for summary judgment with respect to the issue of whether the Center is entitled to draw on the surety bond. On March 28, 2003, the District Court granted in part the Center’s motion for summary judgment, and rejected certain defenses to the Center’s attempt to draw on the surety bond. The District Court further ruled that the surety bond did not cover settlements with asbestos claimants that were not documented as of the Filing. On April 7, 2003, the Center filed a motion, which is still pending, to vacate that portion of the District Court’s opinion that ruled that the surety bond does not cover any settlement not documented as of the Filing. The District Court will determine at a future date what amount, if any, the Center will be allowed to draw on the surety bond. If the Center is allowed to draw on the surety bond, the surety’s claim against AWI will be channeled to the Asbestos PI Trust. See Note 2 for further discussion of the Asbestos PI Trust. The District Court has requested additional briefing on AWI’s argument that the surety bond is invalid for failure to include a material term.

Asbestos-Related Property Damage Litigation

Over the years, AWI was one of many defendants in asbestos-related property damage claims that were filed by public and private building owners, with six claims pending as of June 30, 2001. The claims that were resolved prior to the Filing resulted in aggregate indemnity obligations of less than $10 million. To date, all payments of these obligations have been entirely covered by insurance. The pending cases present allegations of damage to the plaintiffs’ buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures for removal and replacement of such products. In the second quarter of 2000, AWI was served with a lawsuit seeking class certification of Texas residents who own property with asbestos-containing products. This case includes allegations that AWI asbestos-containing products caused damage to buildings and generally seeks compensatory damages and equitable relief, including testing, reimbursement for removal and diminution of property value. AWI vigorously denies the validity of the allegations against it in these actions and, in any event, believes that any costs will be covered by insurance.

Continued prosecution of these actions and the commencement of any new asbestos property damage actions are stayed due to the Filing. In March 2002, the Court allowed certain alleged holders of asbestos property damage claims to file a class proof of claim against AWI. In July 2002, the Court denied the certification of the proposed class and held that the plaintiffs’ proof of claim shall only be effective as to the named claimants. The plaintiffs’ motion for leave to appeal to the U.S. District Court was denied by Judge Wolin on October 3, 2002. As part of determining whether AWI asbestos containing resilient floor covering products give rise to property damage liability, the Court conducted an initial hearing on September 26 – 27, 2002 to decide the type of scientific testing allowable under the Federal Rules of Evidence to prove or disprove whether such products cause building contamination. On October 22, 2002, the Court granted AWI’s requested relief and ruled that the methodology offered by the Asbestos Property Damage Committee in support of its claims is not a scientifically valid method of quantifying the level of asbestos contamination in a building. On November 1, 2002, the Court directed that all property damage claimants provide, in support of their claims, substantiation that Armstrong flooring products were used in the claimants’ buildings. The Court’s deadline for submission of such product identification documentation was February 10, 2003. Prior to the Court’s deadline, AWI reached an agreement in principle to settle approximately 360 property damage claims, which alleged damages of $0.2 billion, for $2 million, which will be funded by insurance. The Court approved this settlement on April 4, 2003. Approximately 100 property damage claims totaling $0.6 billion remain unresolved. Only 26 of these 100 remaining property damage claims submitted product identification by the February 10, 2003 deadline referred to above and AWI has filed an objection with the Court regarding the approximately 75 claims without product identification. Although AWI continues to vigorously defend any asserted asbestos-related property damage claims in the Court, AWI is negotiating to settle all of the remaining property damage claims.

Consistent with prior periods and due to uncertainty, AWI has not recorded any liability related to asbestos-related property damage claims as of March 31, 2003. See Note 2 for further discussion of property damage claims in the Chapter 11 Case. A separate creditors’ committee representing the interests of property damage asbestos claimants has been appointed in the Chapter 11 Case.

Insurance Recovery Proceedings

A substantial portion of AWI’s primary and excess remaining insurance asset is nonproducts (general liability) insurance for personal injury claims, including among others, those that involve alleged exposure during AWI’s installation of asbestos insulation materials. AWI has entered into settlements with a number of the carriers resolving its coverage issues. However, an alternative dispute resolution (“ADR”) procedure was commenced against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and includes defense costs in addition to limits.

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the first quarter of 2001, a new trial judge was selected for the ADR. The new trial judge conducted hearings in 2001 and determined not to rehear matters decided by the previous judge. In the first quarter of 2002, the new trial judge concluded the ADR trial proceeding with findings in favor of AWI on substantially all key issues. Liberty Mutual, the only insurer that is still a party to the ADR, has appealed that final judgment. Appellate argument originally scheduled for October 2002 was adjourned and was held on March 11, 2003. In July 2002, AWI filed a lawsuit against Liberty Mutual in the Federal District Court for the Eastern District of Pennsylvania seeking, among other things, a declaratory judgment with respect to certain policy issues not subject to binding ADR.

One of the insurance carriers, Reliance Insurance Company, was placed under an order of liquidation by the Pennsylvania Insurance Department during October 2001 due to financial difficulties. The order of liquidation prohibits Reliance from making any claim payments under the insurance policies until the liquidation occurs. AWI intends to file a proof of claim against Reliance by the December 2003 deadline. It is uncertain when AWI will receive proceeds from Reliance under these insurance policies.

Another insurer, Century Indemnity Company, who previously settled its coverage issues with AWI, has made some of its required payments under the settlement to a trust of which AWI is a beneficiary. During January 2002, this insurer filed an adversary action in AWI’s Chapter 11 Case. Among other things, the action requests the Court to (1) declare that the settlement agreement is an executory contract and to compel assumption or rejection of the agreement; (2) declare that the insurer need not make its present and future scheduled payments unless AWI assumes the agreement; (3) declare that the insurer is entitled to indemnification from AWI against any liabilities that the insurer may incur in certain unrelated litigation in which the insurer is involved; and (4) enjoin the disposition of funds previously paid by the insurer to the trust pending an adjudication of the insurer’s rights. These issues are before the Court for determination and AWI believes it is highly unlikely the insurer will prevail in this matter.

On March 5, 2003, the New Hampshire Insurance Department placed The Home Insurance Company (“Home”) under an order of rehabilitation. Less than $10 million of AWI’s recorded insurance asset is based on policies with Home, which management believes is still probable of recovery.

Insurance Asset

An insurance asset in respect of asbestos personal injury claims in the amount of $198.1 million is recorded as of March 31, 2003 and December 31, 2002. Of the total recorded asset at March 31, 2003, approximately $36.0 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI’s belief in the availability of insurance in this amount, based upon AWI’s success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $79 million of the $198.1 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the liability. Of the $198.1 million asset, $24.0 million has been recorded as a current asset as of March 31, 2003 reflecting management’s estimate of the minimum insurance payments to be received in the next 12 months. As of April 2003, approximately $8.0 million of the $24.0 million current asset is past due based on a previous settlement agreement. AWI believes collection of the full amount is still probable and therefore has not established a reserve against these receivables.

A significant part of the recorded asset relates to insurance that AWI believes is probable and will be obtained through settlements with the various carriers. Although AWI revised its recorded asbestos liability for personal injury claims by $2.5 billion in the fourth quarter of 2002, there was no increase recorded in the estimated insurance recovery asset. While AWI believes that the process of resolving disputed insurance coverage may result in higher settlement amounts than recorded, there has been no increase in the recorded amounts due to the uncertainties remaining in the process. Accordingly, this asset could change significantly based upon resolution of the issues. Management estimates that the timing of future cash payments for the recorded asset may extend beyond 10 years.

Cash Flow Impact

As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related claims in the first quarter of 2003 or 2002. Additionally, AWI did not receive any asbestos-related insurance recoveries during the first quarter of 2003 or 2002. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements.

Potential Legislation

The media recently reported that progress is being made among some industry groups, insurers, labor unions and members of the United States Congress, on reaching a comprehensive legislative approach to the asbestos litigation issue through a proposed national privately funded trust. While members of the United States Congress reportedly are reviewing this proposal, there has been no formal bill submitted for consideration. There is uncertainty as to whether this or any other proposal will become law, and what impact, if any, there might be on AWI’s asbestos liability and/or AWI’s Chapter 11 Case. Prior efforts to enact asbestos legislation have not been successful.

Conclusion

Many uncertainties continue to exist about the matters impacting AWI’s asbestos-related liability and insurance asset. These uncertainties include the impact of the Filing and the Chapter 11 process, the number of future claims to be filed, the ultimate value of the asbestos liability, the impact of any potential legislation, the impact of the ADR proceedings on the insurance asset and the financial condition of AWI’s insurance carriers. Additionally, although a POR and Disclosure Statement have been filed with the Court, implementation of the POR is subject to confirmation of the POR in accordance with the provisions of the Bankruptcy Code. AWI is unable to predict when and if the POR will be confirmed. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded liability and insurance asset are possible and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability and insurance asset in light of future developments in the Chapter 11 Case and make changes to the recorded amounts if and when it is appropriate.

ENVIRONMENTAL LIABILITIES

Most of Armstrong’s manufacturing and certain of Armstrong’s research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. Armstrong has made, and intends to continue to make, necessary expenditures for compliance with applicable environmental requirements at its operating facilities. Armstrong anticipates that annual expenditures for those purposes will not change materially from recent experience. However, applicable environmental laws continue to change. As a result of continuous changes in regulatory requirements, Armstrong cannot predict with certainty future capital expenditures associated with compliance with environmental requirements.

Armstrong is involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”), and similar state laws at approximately 22 sites. In most cases, Armstrong is one of many potentially responsible parties (“PRPs”) which have potential liability for the required investigation and remediation of each site and which, in some cases, have agreed to jointly fund that required investigation and remediation. With regard to some sites, however, Armstrong disputes the liability, the proposed remedy or the proposed cost allocation among the PRPs. Armstrong may have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.

Armstrong has been remediating environmental contamination resulting from past industrial activity at certain of its former plant sites. AWI’s payments and remediation work on such sites for which AWI is the potentially responsible party is under review in light of the Chapter 11 Filing. The bar date for claims from several environmental agencies has been extended into the second quarter of 2003.

Estimates of Armstrong’s future environmental liability at the Superfund sites and current or former plant sites are based on evaluations of currently available facts regarding each individual site and consider factors such as Armstrong’s activities in conjunction with the site, existing technology, presently enacted laws and regulations and prior company experience in remediating contaminated sites. Although current law imposes joint and several liability on all parties at Superfund sites, Armstrong’s contribution to the remediation of these sites is expected to be limited by the number of other companies also identified as potentially liable for site remediation. As a result, Armstrong’s estimated liability reflects only Armstrong’s expected share. In determining the probability of contribution, Armstrong considers the solvency of the parties, whether liability is being disputed, the terms of any existing agreements and experience with similar matters. The Chapter 11 Case also may affect the ultimate amount of such contributions.

AWI is subject to a unilateral order by the Oregon Department of Environmental Quality (“DEQ”) to conduct a remedial investigation and feasibility study and any necessary remedial design and action at its St. Helens, Oregon facility, as well as the adjacent Scappoose Bay. AWI has denied liability for the Scappoose Bay, but has cooperated with the DEQ regarding its owned property. Other potentially responsible parties who are not yet subject to orders by the DEQ include former site owners Owens Corning (“OC”) and Kaiser Gypsum Company, Inc. OC has entered into a settlement with the DEQ. Pursuant to the settlement, OC will make a lump sum payment to the DEQ in exchange for contribution protection (including protection against common law and statutory contribution claims by AWI against OC) and a covenant not to sue. AWI has negotiated with the DEQ how these funds will be made available for the investigation and remedial action for the site. AWI has recorded an environmental liability with respect to the St. Helens remedial investigations and feasibility study at its facility, but not for Scappoose Bay because AWI continues to dispute responsibility for any contamination in Scappoose Bay.

Liabilities of $21.2 million at March 31, 2003 and December 31, 2002 were for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $11.4 million of the March 31, 2003 and December 31, 2002 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $3.1 million and $3.3 million at March 31, 2003 and December 31, 2002, respectively.

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

PATENT INFRINGEMENT CLAIMS

Armstrong is a defendant in three related lawsuits claiming patent infringement related to some of Armstrong’s laminate products. The plaintiffs have claimed unspecified monetary damages. Armstrong is being defended and indemnified by its supplier for all costs and potential damages related to the litigation.

FORMER EMPLOYEES CLAIM

About 370 former Armstrong employees that were separated in two business divestitures in 2000 have brought two purported class actions against the Retirement Committee of AWI, certain current and former members of the Retirement Committee, the Retirement Savings and Stock Ownership Plan (RSSOP), AHI and the trustee bank of the RSSOP. The cases are pending in the United States District Court (Eastern District of PA). Similar proofs of claim have been filed against AWI in the Chapter 11 Case. Plaintiffs allege breach of Employee Retirement Income Security Act (ERISA) fiduciary duties and other violations of ERISA pertaining to losses in their RSSOP accounts, which were invested in Armstrong common stock.

While AHI believes there are substantive defenses to the allegations and while denying liability, AWI reached an agreement to settle this matter. The full amount of the settlement will be allocated among the approximate 370 former employees. AWI’s portion of the settlement is $1.0 million, which will be treated as convenience claims in the Chapter 11 Case. The settlement was approved by the Bankruptcy Court on March 31, 2003; final approval is required by the United States District Court (Eastern District of PA). Based upon the Bankruptcy Court’s approval of the settlement, AWI recorded a $1.0 million charge in the first quarter of 2003 as an other non-operating expense.

DEPARTMENT OF LABOR DISCUSSIONS

Subsequent to an audit by the United States Department of Labor (“DOL”), Armstrong has been informed that the DOL is challenging the validity of the use of certain contributions, in the approximate aggregate amount of $33.4 million, to fund debt payments made by the Armstrong Employee Stock Ownership Plan (“ESOP”), as provided for by that plan. Armstrong is cooperating with the DOL to address its questions and concerns about those transactions. Armstrong believes that it fully complied with all applicable laws and regulations governing the plan, and therefore has not recorded any liability related to this matter.

OTHER CLAIMS

Additionally, Armstrong is involved in various other claims and legal actions involving product liability, patent infringement, distributor termination, employment law issues and other actions arising in the ordinary course of business. While complete assurance cannot be given to the outcome of these claims, Armstrong does not expect that any sum that may have to be paid in connection with these matters will have a materially adverse effect on its consolidated financial position or liquidity, however it could be material to the results of operations in the particular period in which a matter is resolved.

NOTE 11. DIFFERENCES BETWEEN ARMSTRONG HOLDINGS INC. AND ARMSTRONG WORLD

INDUSTRIES, INC.

The difference between the condensed consolidated financial statements is primarily due to stock activity and intercompany transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis corresponds to AHI financial statements. Since there are no material differences between the financial statements of AHI and Armstrong, the following discussion and analysis pertains to both AHI and Armstrong.

Proceedings under Chapter 11

On December 6, 2000, AWI, the major operating subsidiary of AHI, filed a voluntary petition for relief (the “Filing”) under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”) in order to use the court-supervised reorganization process to achieve a resolution of its asbestos liability. Also filing under Chapter 11 were two of Armstrong’s wholly-owned subsidiaries, Nitram Liquidators, Inc. (“Nitram”) and Desseaux Corporation of North America, Inc. (“Desseaux,” and together with AWI and Nitram, the “Debtors”). The Chapter 11 cases are being jointly administered under case numbers 00-4469, 00-4470, and 00-4471 (the “Chapter 11 Case”).

AWI is operating its business and managing its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. Pursuant to the provisions of the Bankruptcy Code, AWI is not permitted to pay any claims or obligations which arose prior to the Filing date (prepetition claims) unless specifically authorized by the Court. Similarly, claimants may not enforce any claims against AWI that arose prior to the date of the Filing unless specifically authorized by the Court. In addition, as a debtor-in-possession, AWI has the right, subject to the Court’s approval, to assume or reject any executory contracts and unexpired leases in existence at the date of the Filing. Parties having claims as a result of any such rejection may file claims with the Court, which will be dealt with as part of the Chapter 11 Case.

Three creditors’ committees, one representing asbestos personal injury claimants (the “Asbestos Personal Injury Claimants’ Committee”), one representing asbestos property damage claimants (the “Asbestos Property Damage Committee”), and the other representing other unsecured creditors (the “Unsecured Creditors’ Committee”), have been appointed in the Chapter 11 Case. In addition, an individual has been appointed to represent the interests of future asbestos personal injury claimants (the “Future Claimants’ Representative”). In accordance with the provisions of the Bankruptcy Code, these parties have the right to be heard on matters that come before the Court in the Chapter 11 Case.

Plan of Reorganization

On November 4, 2002, AWI filed a Plan of Reorganization with the Court. AWI has since filed several amended plans of reorganization with the Court, along with selected exhibits. The latest amended Plan of Reorganization, with certain exhibits, was filed on May 1, 2003 (as so amended, it is referred to in this report as the “POR”). The POR has been endorsed by AHI’s Board of Directors and is supported by the Asbestos Personal Injury Claimants’ Committee, the Unsecured Creditors’ Committee and the Future Claimants’ Representative. At present, AWI has not yet reached agreement with the Asbestos Property Damage Committee with respect to the terms and provisions of the POR. The POR provides for AWI to continue to conduct its existing lines of business with a reorganized capital structure, under which, among other things, its existing shares will be cancelled and new common shares and notes will be issued to its unsecured creditors and to a trust to be established under the POR for the benefit of current and future asbestos personal injury claimants, in full satisfaction of their claims against AWI, as further discussed below. The POR excludes Armstrong’s Nitram and Desseaux subsidiaries. Implementation of the POR and the treatment of claims and interests as provided therein are subject to confirmation of the POR in accordance with the provisions of the Bankruptcy Code. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain.

Disclosure Statement

On December 20, 2002, a proposed disclosure statement with respect to the POR was filed with the Court. On December 26, 2002, AWI filed projected financial information with the Court as an exhibit to the disclosure statement (therein known as “Exhibit C”). An initial hearing to consider the adequacy of the proposed disclosure statement was held on February 28, 2003. As a result of negotiations and hearings before the Court, AWI has since filed several amended disclosure statements with the Court. The latest amended Disclosure Statement was filed on May 1, 2003 (as so amended, it is referred to in this report as the “Disclosure Statement”). Hearings to consider the adequacy of the Disclosure Statement were held on April 4 and May 2, 2003. Additional discussions on the adequacy of the Disclosure Statement are expected to occur with the Court on May 19, 2003. At the May 2, 2003 hearing, AWI advised the Court that it believed that certain revisions were now needed to the projected financial information for reorganized AWI that was included as Exhibit C to the disclosure statement as previously filed. This projected financial information was based on factual information available to AWI and its advisors, and on work done and assumptions made, in December 2002 and assumed an effective date of the Plan of July 1, 2003. In light of developments regarding AWI’s business since December 2002 and current economic and financial conditions, AWI is now undertaking to revise and update this projected financial information. AWI will file with the Court as soon as practicable a revised Exhibit C to be included with the Disclosure Statement. The revised projected financial information would be in substantially the same form as that previously filed. AWI did not indicate at the hearing the substance of the revisions that would be made but did indicate that the differences in the revised projected financial performance of reorganized AWI from that presented in the previously submitted information would be adverse and that the magnitude of the differences would be material. At the hearing, the Court took approval of the Disclosure Statement under advisement, pending AWI’s filing of revised projected financial information and consideration of other matters.

As indicated in the Disclosure Statement and its exhibits, the projected financial information and various estimates of value therein discussed (as previously submitted or as to be revised) should not be regarded as representations or warranties by AWI, AHI or any other person as to the accuracy of such information or that any such projection or valuation will be realized. The information in the Disclosure Statement, including the projected financial information and estimates of value, was prepared by AWI and its financial advisors. This information has not been audited or reviewed by independent accountants. The Disclosure Statement discusses the significant assumptions used in preparation of the projected financial information and estimates of value, which will be updated and further discussed in the revised projected financial information.

The discussions of the POR and Disclosure Statement in this report are qualified by reference to the full text of those documents as filed with the Court and filed for reference purposes with the Securities and Exchange Commission. The POR and Disclosure Statement are available at www.armstrongplan.com, where additional information will be posted as it becomes available.

Objections to the Disclosure Statement

Several parties involved in the Chapter 11 Case filed objections to the Disclosure Statement with the Court. Objections were filed by, among others, Liberty Mutual Insurance Company, the Center for Claims Resolution, Travelers Indemnity Company and Travelers Casualty and Surety Company, Wells Fargo Bank Minnesota, N.A., as Indenture Trustee, and the Unofficial Committee of Select Asbestos Claimants. The Court heard and resolved these objections at the February 28, April 4 and May 2, 2003 hearings. Objections to future amended disclosure statements may still be filed.

Asbestos Personal Injury Trust

A principal feature of the POR is the creation of a trust (the “Asbestos PI Trust”), pursuant to section 524(g) of the Bankruptcy Code, to which all present and future asbestos-related personal injury claims, including contribution claims of co-defendants, will be channeled. In accordance with the “524(g) injunction” to be issued by the Court in connection with the confirmation of the POR, various entities will be protected from suit on account of present and future asbestos-related personal injury claims. These entities include, among others, AWI, reorganized AWI, AHI, AWI’s affiliates, and their respective officers and directors. Claims resolution procedures to be utilized by the Asbestos PI Trust have been developed. These procedures will govern the allowance and payment by the Asbestos PI Trust of all present and future asbestos-related personal injury claims. The Asbestos PI Trust will be funded with AWI’s rights to insurance providing coverage for asbestos-related personal injury claims, as well as a share of cash, notes, and common stock to be issued under the POR to creditors, as described below.

Consideration to Be Distributed under the POR

The Asbestos PI Trust and the holders of unsecured claims will share in the POR consideration that is made up of the following components:

•	Available Cash, which is comprised of:
•	Cash available on the effective date of the POR after reserving up to $100 million to fund ongoing operations and making provisions for certain required payments under the POR,
•	Any cash drawn, at AWI’s sole discretion, under an exit finance facility for the purpose of funding distributions under the POR, and
•	Certain insurance proceeds related to environmental matters
•	Plan Notes of reorganized AWI with a term of 5 to 10 years and/or net proceeds from any private offerings of debt securities, and
•	Substantially all of the outstanding common stock of reorganized AWI

The total amount of Plan Notes will be the greater of (i) $1.125 billion less Available Cash and (ii) $775 million. However, AWI will use reasonable efforts to issue one or more private offerings of debt securities on, or as soon as practicable after, the Effective Date that would yield net proceeds at least equal to the amount of the Plan Notes prescribed by the Plan. If the private offerings are successful, the Plan Notes would not be issued. If the offerings yield proceeds less than the amount of the Plan Notes prescribed by the Plan, AWI will issue Plan Notes equal to the difference. The private offerings, if issued, will not be registered under the Securities Act of 1933 and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements.

The POR provides that unsecured creditors, other than convenience creditors described below, will receive their pro rata share of:

•	34.43% of the new common stock,
•	34.43% of the first $1.05 billion of
•	Up to $300 million of Available Cash and
•	The principal amount of each series of Plan Notes and/or net cash proceeds from any private debt offerings of debt securities.
•	60% of the next $50 million of Available Cash and, if such Available Cash is less than $50 million, then 60% of each series of Plan Notes and/or net cash proceeds from any private debt offerings of debt securities, in an amount equal to the difference between $50 million and the amount of such Available Cash, and
•	34.43% of the remaining amount of Available Cash and each series of Plan Notes and/or net cash proceeds from any private debt offerings of debt securities.

The remaining amount of new common stock, Available Cash and Plan Notes and/or net cash proceeds from any private debt offerings of debt securities will be distributed to the Asbestos PI Trust.

Under the POR, unsecured creditors whose claims (other than debt securities) are less than $10,000 or who elect to reduce their claims to $10,000 will be treated as “convenience creditors” and will receive payment of 75% of their allowed claim amount in cash.

Asbestos property damage claims that are still disputed as of the effective date of the POR will be channeled to a separate trust (“Asbestos PD Trust”) under the POR. If the class of asbestos property damage claimants votes to accept the POR, the Asbestos PD Trust will be funded with $0.5 million to $2.0 million in cash based upon the number of disputed claims (which will be funded exclusively from the proceeds of insurance). If the class of asbestos property damage claimants rejects the POR, the Court will estimate the aggregate value of asbestos property damage claims, and the Asbestos PD Trust will be funded exclusively with rights to insurance in an amount sufficient to provide for payment in full of asbestos property damage claims, up to the aggregate amount estimated by the Court. However, if less than 25 disputed asbestos property damage claims remain outstanding as of the effective date of the POR, AWI may elect, in its sole discretion, to litigate the merits of each remaining asbestos property damage claim before the Court and pay any allowed claim in full, in cash, from insurance proceeds rather than channel the asbestos property damage claims to the Asbestos PD Trust.

Under the POR, the existing equity interests in AWI will be cancelled. The POR provides for the distribution, with respect to existing equity, of warrants to purchase shares of reorganized AWI (the “Warrants”). The terms of the Warrants will be provided in an exhibit to the POR. The Warrants:

•	Would constitute 5% of the common stock of reorganized AWI on a fully diluted basis, upon exercise of all the Warrants;
•	Would have a 7-year exercisable term from the effective date of the POR; and
•	Would contain an exercise price equal to 125% of the per share equity value of reorganized AWI, as agreed among the financial advisers for AWI, the Asbestos Personal Injury Claimants’ Committee, the Unsecured Creditors’ Committee, and the Future Claimants’ Representative, and which will be set forth in the Court-approved disclosure statement for the POR.

The Warrants are estimated to have a value on the effective date of the POR of approximately $40 million to $50 million.

AHI’s shareholders will not be entitled to vote on the POR. However, AHI’s shareholders will be sent a copy of the disclosure statement, when it is finalized and approved by the Court. If the POR is implemented, the only value that will be available to AHI shareholders is their ratable share of the Warrants. AHI intends to distribute the Warrants to its shareholders if AHI’s Plan of Dissolution (see discussion below) is approved by AHI’s shareholders.

Valuation of Reorganized AWI for Purposes of the POR

In the Disclosure Statement, assuming an Effective Date of the POR of July 1, 2003, and based on estimates of the fair value of reorganized AWI, the total value of consideration to be distributed to the Asbestos PI Trust, other than the asbestos product liability insurance policies, will be approximately $2.1 billion, and the total value of consideration to be distributed to holders of allowed unsecured claims (other than convenience claims) will be approximately $1.1 billion. Based upon the estimated value of the POR consideration and AWI’s estimate that unsecured claims allowed by the Court (other than convenience claims) will total approximately $1.65 billion, AWI estimates that holders of allowed unsecured claims (other than convenience claims) will receive a recovery having a value equal to approximately 66.5% of their allowed claims. AWI’s estimates of the consideration and potential recoveries are based upon many assumptions, including:

•	The estimated reorganization value for AWI is between $2.7 billion and $3.3 billion (with a midpoint of $3.0 billion);
•	The estimated equity value of new common stock is between $25.60 and $34.40 per share with a midpoint of $30.00 per share (assuming a distribution of 67.5 million shares of new common stock to holders of unsecured claims and the Asbestos PI Trust);
•	The Plan Notes will be in the aggregate principal amount of $775 million and are worth their face value
•	AWI expects to have Available Cash of approximately $350 million; and
•	The estimated value of the Warrants is between $40 million and $50 million

These estimates were based in part on the projected financial information that was previously filed as Exhibit C to the Disclosure Statement. These projections are being revised and at the May 2 Court hearing on the Disclosure Statement AWI indicated that it expected that, based on the revised projected financial information, the estimated range of reorganization value of reorganized AWI would be reduced to a degree that would not be immaterial and that, correspondingly, under the Plan the estimated recoveries that would be achieved by creditors of AWI and estimated value of the Warrants would be reduced.

AHI’s Plan of Dissolution, Winding Up and Distribution (“Plan of Dissolution”)

In connection with the consummation of the POR, the existing equity interests in AWI will be cancelled, the common stock of reorganized AWI will be issued to AWI’s unsecured creditors and the Asbestos PI Trust and the Warrants will be issued to AHI (or a wholly-owned subsidiary of AHI). The Board of Directors of AHI has determined that it is not practicable for AHI to continue in operation as an on-going business owning the Warrants, which will then be AHI’s only asset. The POR contemplates, and the Board of Directors of AHI has approved and recommended, that AHI shareholders voluntarily dissolve AHI and adopt a plan for winding up its affairs in accordance with Pennsylvania law and, subject to completion of AHI’s winding up, distributing the Warrants to the shareholders. A special meeting of AHI shareholders will be called to vote on the Plan of Liquidation shortly after approval of the Disclosure Statement, and appropriate materials regarding such meeting will be sent to AHI’s shareholders. If the Plan of Dissolution is not approved by AHI’s shareholders, AHI will not distribute the Warrants to AHI’s shareholders and the Board of Directors will determine how to proceed under the circumstances. One alternative in such event may be for AHI to seek involuntary dissolution by order of, and under the supervision of, a Pennsylvania court. The POR provides that reorganized AWI will pay costs and expenses incurred in connection with seeking AHI shareholder approval of the Plan of Dissolution and, if so approved, of administering AHI’s Plan of Dissolution. Reorganized AWI will otherwise have no responsibility for AHI’s on-going costs. More information regarding the contemplated dissolution and winding up of AHI and the Plan of Dissolution will be made available to AHI shareholders in the future.

Next Steps in the Chapter 11 Process

Following the Court’s approval of a disclosure statement, the POR will be submitted to the appropriate parties in interest in AWI’s Chapter 11 Case for voting. Implementation of the POR is subject to voting and its confirmation in accordance with the provisions of the Bankruptcy Code. AWI believes that if the Disclosure Statement is approved in May 2003, a hearing on the confirmation of the POR will likely occur in the third quarter of 2003. Of course, there can be no certainty that all such events will occur, or if they do, that they will occur in accordance with such timeframes.

Common Stock and Debt Securities

As a result of AWI filing the Plan of Reorganization on November 4, 2002, the New York Stock Exchange stopped trading on the Exchange of the common stock of AHI (traded under the ticker symbol “ACK”) and two debt securities of AWI (traded under the ticker symbols “AKK” and “ACK 08”). AHI’s common stock has resumed trading in the over-the-counter (OTC) Bulletin Board under the ticker symbol “ACKHQ” and one of AWI’s debt securities has resumed trading under the ticker symbol “AKKWQ”.

Bar Date for Filing Claims

The Court established August 31, 2001 as the bar date for all claims against AWI except for asbestos-related personal injury claims and certain other specified claims. A bar date is the date by which claims against AWI must be filed if the claimants wish to participate in any distribution in the Chapter 11 Case. The Court has extended the bar date for claims from several environmental agencies until the second quarter of 2003. On March 1, 2002, the Court allowed certain holders of alleged asbestos property damage claims to file a class proof of claim against AWI and extended the bar date for asbestos property damage claims to March 20, 2002. In July 2002, the Court denied the certification of the proposed class and held that the plaintiffs’ proof of claim shall only be effective as to the named claimants. A bar date for asbestos-related personal injury claims (other than claims for contribution, indemnification, or subrogation) has not been set.

Approximately 4,600 proofs of claim (including late-filed claims) totaling approximately $6.2 billion alleging a right to payment from AWI were filed with the Court in response to the August 31, 2001 bar date, which are discussed below. AWI continues to investigate claims. The Court will ultimately determine liability amounts that will be allowed as part of the Chapter 11 process.

In its ongoing review of the filed claims, AWI has identified and successfully objected to approximately 1,500 claims totaling $1.7 billion. These claims were primarily duplicate filings, claims that were subsequently amended or claims that are not related to AWI. The Court disallowed these claims with prejudice.

Approximately 1,000 proofs of claim totaling approximately $1.8 billion are pending with the Court that are associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI’s participation in the Center for Claims Resolution (the “Center”). As stated above, the bar date of August 31, 2001 did not apply to asbestos-related personal injury claims other than claims for contribution, indemnification, or subrogation. The POR contemplates that all asbestos-related personal injury claims, including claims for contribution, indemnification, or subrogation, will be addressed in the future pursuant to the procedures to be developed in connection with the POR. See further discussion regarding AWI’s liability for asbestos-

related matters in Note 10 of the condensed consolidated financial statements.

During the first quarter of 2003, AWI settled approximately 360 property damage claims that alleged damages of $0.2 billion, for approximately $2 million, which will be funded by insurance. The Court approved this settlement on April 4, 2003.

After consideration of the settled property damage claims discussed above, approximately 100 proofs of claim totaling approximately $0.6 billion alleging asbestos-related property damage are pending with the Court. Most of these claims were new to AWI and many were submitted with insufficient documentation to assess their validity. As part of determining whether AWI asbestos containing resilient floor covering products give rise to property damage liability, the Court conducted an initial hearing on September 26 – 27, 2002 to decide the type of scientific testing allowable under the Federal Rules of Evidence to prove or disprove whether such products cause building contamination. On October 22, 2002, the Court granted AWI’s requested relief and ruled that the methodology offered by the Asbestos Property Damage Committee in support of its claims is not a scientifically valid method of quantifying the level of asbestos contamination in a building. On November 1, 2002, the Court directed that all property damage claimants provide, in support of their claims, substantiation that Armstrong flooring products were used in the claimants’ buildings. The Court’s deadline for submission of such product identification documentation was February 10, 2003. Any amounts to be paid are expected to be funded by insurance. Only 26 of these approximately 100 remaining property damage claims submitted product identification by the February 10, 2003 deadline referred to above and AWI filed an objection with the Court to dismiss the approximately 75 claims without product identification. Although AWI continues to vigorously defend any asserted asbestos-related property damage claims in the Court, AWI is negotiating to settle all of the remaining property damage claims. AWI believes that it has a significant amount of existing insurance coverage available for asbestos-related property damage liability, with the amount ultimately available dependent upon, among other things, the profile of the claims that may be allowed by the Court. AWI’s history of property damage litigation prior to the Chapter 11 filing is described in Note 10 of the condensed consolidated financial statements.

Approximately 1,600 claims totaling approximately $1.9 billion alleging a right to payment for financing, environmental, trade debt and other claims are pending with the Court. For these categories of claims, AWI has previously recorded approximately $1.6 billion in liabilities. AWI continues to investigate the claims to determine their validity.

AWI continues to evaluate claims filed in the Chapter 11 Case. AWI has recorded liability amounts for claims whose value can be reasonably estimated and which it believes are probable of being allowed by the Court. During the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase its estimate of probable asbestos-related liability for personal injury claims based on the developments in the Chapter 11 Case. See Note 10 of the condensed consolidated financial statements for further discussion. At this time, it is impossible to reasonably estimate the value of all the claims that will ultimately be allowed by the Court. However, it is likely the value of the claims ultimately allowed by the Court will be different than amounts presently recorded by AWI and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and make changes to the recorded liability if and when it is appropriate.

Financing

On November 1, 2002, the Court announced it had approved AWI’s motion to reduce the amount of its debtor-in-possession credit facility (the “DIP Facility”) from $200 million to $75 million, eliminate the revolving credit borrowing feature, retain the letter of credit issuance facility and extend the maturity date to December 8, 2003. As of March 31, 2003, AWI had approximately $28.5 million in letters of credit which were issued pursuant to the DIP Facility. As of March 31, 2003, AWI had $132.1 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. The increase from the $76.4 million of cash and cash equivalents at December 31, 2002 is primarily due to an intercompany dividend payment of $105 million to AWI from a wholly owned non-debtor subsidiary partially offset by cash used in operations during the first quarter of 2003. The intercompany dividend payment does not affect Armstrong’s consolidated cash balance. AWI believes that cash on hand and generated from operations and dividends from its subsidiaries, together with lines of credit and the DIP Facility, will be adequate to address its foreseeable liquidity needs. Obligations under the DIP Facility, including reimbursement of draws under the letters of credit, if any, constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact

AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. See Note 4 of the condensed consolidated financial statements for detail of the liabilities subject to compromise at March 31, 2003 and December 31, 2002. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI’s estimated liability for asbestos-related personal injury claims is also recorded in liabilities subject to compromise. See Note 10 of the condensed consolidated financial statements for further discussion of AWI’s asbestos liability.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities during the first quarter of 2003 and 2002:

(amounts in millions)	2003	2002
Professional fees	$5.1	$6.9
Interest income, post petition	(0.9)	(0.8)
Reductions to prepetition liabilities	(0.3)	—
Other expense directly related to bankruptcy, net	0.1	0.1

Total Chapter 11 reorganization costs, net	$4.0	$6.2

Professional fees represent legal and financial advisory fees and expenses directly related to the Filing.

Interest income is earned from short-term investments of cash subsequent to the Filing. Reductions to prepetition liabilities represent Court approved settlements of prepetition liabilities. As a result of the Filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession, AWI may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Although a POR and Disclosure Statement have been filed with the Court, implementation of the POR is subject to confirmation of the POR in accordance with the provisions of the Bankruptcy Code. AWI is unable to predict when and if the POR will be confirmed. Therefore, the timing and terms of a resolution of the Chapter 11 Case remain uncertain. Further, a confirmed plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements.

Employee Relations

Currently, approximately 800 Wood Flooring employees, who work at two manufacturing facilities but are covered under one union agreement, are working under expired contracts. The timing of resolutions is not determinable and work stoppages are possible. The actual effects could have a material adverse impact on the operations of the business.

Financial Condition and Liquidity

Armstrong had cash and cash equivalents of $304.7 million and $380.0 million at March 31, 2003 and December 31, 2002, respectively. The ratio of current assets to current liabilities was 3.23 to 1 as of March 31, 2003, compared with 3.11 to 1 as of December 31, 2002.

Long-term debt, excluding debt subject to compromise, was $42.3 million at March 31, 2003, compared with $39.9 million at the end of 2002. All other outstanding prepetition long-term debt is owed by entities that filed for Chapter 11 protection, and therefore has been classified as liabilities subject to compromise at March 31, 2003 and December 31, 2002.

Net cash used for operating activities for the three months ended March 31, 2003 was $53.8 million compared to $2.6 million for the comparable period in 2002. The increase in cash used for operations was primarily due to decreased operating income, comparatively larger increases in inventories and the net effect of comparatively larger decreases in accounts payable and accrued expenses, and the effect of tax payments and accruals.

Net cash used for investing activities was $16.9 million for the three months ended March 31, 2003, compared to $15.2 million for the three months ended March 31, 2002. The increase in net cash used was primarily due to a reduction in cash received from proceeds from the sale of assets.

Net cash used for financing activities was $5.7 million for the three months ended March 31, 2003 compared to cash provided by financing activities of $2.5 million for the three months ended March 31, 2002. The increase in cash used was primarily due to payments of short-term debt.

AHI’s liquidity needs for operations vary throughout the year. Therefore, AHI retains lines of credit to draw upon as needed to meet these needs. Additionally, AHI has letter of credit issuance capabilities under the DIP Facility. AHI believes that cash on hand and from operations, together with lines of credit and the DIP Facility, will be adequate to address its foreseeable liquidity needs.

Asbestos-related Litigation

The following is a summary update of asbestos-related litigation; see Item 3 of AHI’s 2002 Form 10-K filing for additional information.

AWI is a defendant in personal injury cases and property damage cases related to asbestos containing products. On December 6, 2000, AWI filed a voluntary petition for relief (“the Filing”) under Chapter 11 of the U.S. Bankruptcy Code to use the court supervised reorganization process to achieve a final resolution of its asbestos liability.

Asbestos-Related Personal Injury Claims

Prior to filing for relief under the Bankruptcy Code, AWI was a member of the Center for Claims Resolution (the “Center”) which handled the defense and settlement of asbestos-related personal injury claims on behalf of its members. The Center pursued broad-based settlements of asbestos-related personal injury claims under the Strategic Settlement Program (“SSP”) and had reached agreements with law firms that covered approximately 130,000 claims that named AWI as a defendant.

Due to the Filing, holders of asbestos-related personal injury claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against AWI. In addition, AWI ceased making payments to the Center with respect to asbestos-related personal injury claims, including payments pursuant to the outstanding SSP agreements. AWI’s obligations with respect to payments called for under these settlements will be determined in its Chapter 11 Case.

A creditors’ committee representing the interests of asbestos personal injury claimants and an individual representing the interests of future personal injury claimants have been appointed in the Chapter 11 Case. AWI’s present and future asbestos liability will be addressed in its Chapter 11 Case rather than through the Center and a multitude of lawsuits in different jurisdictions throughout the U.S. It is anticipated that all of AWI’s current and future asbestos-related personal injury claims will be resolved in the Chapter 11 Case.

Asbestos-Related Personal Injury Liability

In March 2003, AWI filed an amended Plan of Reorganization and disclosure statement and in April 2003, AWI filed a further amended Plan of Reorganization (“POR”). The POR represents the product of negotiations with and is supported by the Asbestos Personal Injury Claimants’ Committee, the Unsecured Creditors’ Committee and the Future Claimants’ Representative. Based upon the events that occurred through early March 2003, management concluded that it could reasonably estimate its probable liability for asbestos-related current and future personal injury claims. Accordingly, in the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase the liability. The recorded asbestos-related liability of approximately $3.2 billion at March 31, 2003 and December 31, 2002, which was treated as subject to compromise, represents the estimated amount of liability that is implied based upon the negotiated resolution reflected in the POR, the total consideration expected to be paid to the Asbestos PI Trust pursuant to the POR and a recovery value percentage for the allowed claims of the Asbestos PI Trust that is equal to the estimated recovery value percentage for the allowed non-asbestos unsecured claims. Pursuant to the POR, all current and future asbestos-related personal injury claims will be channeled to the Asbestos PI Trust for resolution and, upon emergence from Chapter 11, reorganized AWI will not have any responsibility for the claims or participate in their resolution.

AWI is unable to predict when and if this POR will be confirmed. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded liability are possible and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and make changes to the recorded liability if and when it is appropriate.

The $2.5 billion, fourth quarter 2002, charge to increase the asbestos-related personal injury liability was before recognition of gains from the settlement of liabilities subject to compromise, which will arise at a later date as a consequence of the Chapter 11 process.

Collateral Requirements

During 2000, AWI had secured a bond for $56.2 million to meet minimum collateral requirements established by the Center with respect to asbestos-related personal injury claims asserted against AWI. On October 27, 2000, the insurance company that underwrote the surety bond informed AWI and the Center of its intention not to renew the surety bond effective February 28, 2001. On February 6, 2001, the Center advised the surety of the Center’s demand for payment of the face value of the bond. The surety filed a motion with the Court seeking to restrain the Center from drawing on the bond. The motion was not granted. On March 28, 2001, the surety filed an amended complaint in the Court seeking similar relief. In addition, on April 27, 2001, AWI filed a complaint and a motion with the Court seeking an order, among other things, enjoining the Center from drawing on the bond or, in the event the Center is permitted to draw on the bond, requiring that the proceeds of any such draw be deposited into a Court-approved account subject to further order of the Court. Judge Alfred M. Wolin of the Federal District Court for the District of New Jersey (the “District Court”), who is also presiding over AWI’s Chapter 11 Case, indicated he would determine these matters. In the spring of 2002, the surety and the Center agreed to voluntarily dismiss the surety’s complaint against the Center in light of AWI’s filing of its complaint. The parties filed cross-motions for summary judgment with respect to the issue of whether the Center is entitled to draw on the surety bond. On March 28, 2003, the District Court granted in part the Center’s motion for summary judgment, and rejected certain defenses to the Center’s attempt to draw on the surety bond. The District Court further ruled that the surety bond did not cover settlements with asbestos claimants that were not documented as of the Filing. On April 7, 2003, the Center filed a motion, which is still pending, to vacate that portion of the District Court’s opinion that ruled that the surety bond does not cover any settlement not documented as of the Filing. The District Court will determine at a future date what amount, if any, the Center will be allowed to draw on the surety bond. If the Center is allowed to draw on the surety bond, the surety’s claim against AWI will be channeled to the Asbestos PI Trust. See Note 2 of the condensed consolidated financial statements for further discussion of the Asbestos PI Trust. The District Court has requested additional briefing on AWI’s argument that the surety bond is invalid for failure to include a material term.

Asbestos-Related Property Damage Litigation

Over the years, AWI was one of many defendants in asbestos-related property damage claims that were filed by public and private building owners, with six claims pending as of June 30, 2001. The claims that were resolved prior to the Filing resulted in aggregate indemnity obligations of less than $10 million. To date, all payments of these obligations have been entirely covered by insurance. The pending cases present allegations of damage to the plaintiffs’ buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures for removal and replacement of such products. In the second quarter of 2000, AWI was served with a lawsuit seeking class certification of Texas residents who own property with asbestos-containing products. This case includes allegations that AWI asbestos-containing products caused damage to buildings and generally seeks compensatory damages and equitable relief, including testing, reimbursement for removal and diminution of property value. AWI vigorously denies the validity of the allegations against it in these actions and, in any event, believes that any costs will be covered by insurance.

Continued prosecution of these actions and the commencement of any new asbestos property damage actions are stayed due to the Filing. In March 2002, the Court allowed certain alleged holders of asbestos property damage claims to file a class proof of claim against AWI. In July 2002, the Court denied the certification of the proposed class and held that the plaintiffs’ proof of claim shall only be effective as to the named claimants. The plaintiffs’ motion for leave to appeal to the U.S. District Court was denied by Judge Wolin on October 3, 2002. As part of determining whether AWI asbestos containing resilient floor covering products give rise to property damage liability, the Court conducted an initial hearing on September 26 – 27, 2002 to decide the type of scientific testing allowable under the Federal Rules of Evidence to prove or disprove whether such products cause building contamination. On October 22, 2002, the Court granted AWI’s requested relief and ruled that the methodology offered by the Asbestos Property Damage Committee in support of its claims is not a scientifically valid method of quantifying the level of asbestos contamination in a building. On November 1, 2002, the Court directed that all property damage claimants provide, in support of their claims, substantiation that Armstrong flooring products were used in the claimants’ buildings. The Court’s deadline for submission of such product identification documentation was February 10, 2003. Prior to the Court’s deadline, AWI reached an agreement in principle to settle approximately 360 property damage claims, which alleged damages of $0.2 billion, for $2 million, which will be funded by insurance. The Court approved this settlement on April 4, 2003. Approximately 100 property damage claims totaling $0.6 billion remain unresolved. Only 26 of these 100 remaining property damage claims submitted product identification by the February 10, 2003 deadline referred to above and AWI has filed an objection with the Court regarding the approximately 75 claims without product identification. Although AWI continues to vigorously defend any asserted asbestos-related property damage claims in the Court, AWI is negotiating to settle all of the remaining property damage claims.

Consistent with prior periods and due to uncertainty, AWI has not recorded any liability related to asbestos-related property damage claims as of March 31, 2003. See Note 2 of the condensed consolidated financial statements for further discussion of property damage claims in the Chapter 11

Case. A separate creditors’ committee representing the interests of property damage asbestos claimants has been appointed in the Chapter 11 Case.

Insurance Recovery Proceedings

A substantial portion of AWI’s primary and excess remaining insurance asset is nonproducts (general liability) insurance for personal injury claims, including among others, those that involve alleged exposure during AWI’s installation of asbestos insulation materials. AWI has entered into settlements with a number of the carriers resolving its coverage issues. However, an alternative dispute resolution (“ADR”) procedure was commenced against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and includes defense costs in addition to limits.

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the first quarter of 2001, a new trial judge was selected for the ADR. The new trial judge conducted hearings in 2001 and determined not to rehear matters decided by the previous judge. In the first quarter of 2002, the new trial judge concluded the ADR trial proceeding with findings in favor of AWI on substantially all key issues. Liberty Mutual, the only insurer that is still a party to the ADR, has appealed that final judgment. Appellate argument originally scheduled for October 2002 was adjourned and was held on March 11, 2003. In July 2002, AWI filed a lawsuit against Liberty Mutual in the Federal District Court for the Eastern District of Pennsylvania seeking, among other things, a declaratory judgment with respect to certain policy issues not subject to binding ADR.

One of the insurance carriers, Reliance Insurance Company, was placed under an order of liquidation by the Pennsylvania Insurance Department during October 2001 due to financial difficulties. The order of liquidation prohibits Reliance from making any claim payments under the insurance policies until the liquidation occurs. AWI intends to file a proof of claim against Reliance by the December 2003 deadline. It is uncertain when AWI will receive proceeds from Reliance under these insurance policies.

Another insurer, Century Indemnity Company, who previously settled its coverage issues with AWI, has made some of its required payments under the settlement to a trust of which AWI is a beneficiary. During January 2002, this insurer filed an adversary action in AWI’s Chapter 11 Case. Among other things, the action requests the Court to (1) declare that the settlement agreement is an executory contract and to compel assumption or rejection of the agreement; (2) declare that the insurer need not make its present and future scheduled payments unless AWI assumes the agreement; (3) declare that the insurer is entitled to indemnification from AWI against any liabilities that the insurer may incur in certain unrelated litigation in which the insurer is involved; and (4) enjoin the disposition of funds previously paid by the insurer to the trust pending an adjudication of the insurer’s rights. These issues are before the Court for determination and AWI believes it is highly unlikely the insurer will prevail in this matter.

On March 5, 2003, the New Hampshire Insurance Department placed The Home Insurance Company (“Home”) under an order of rehabilitation. Less than $10 million of AWI’s recorded insurance asset is based on policies with Home, which management believes is still probable of recovery.

Insurance Asset

An insurance asset in respect of asbestos personal injury claims in the amount of $198.1 million is recorded as of March 31, 2003 and December 31, 2002. Of the total recorded asset at March 31, 2003, approximately $36.0 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI’s belief in the availability of insurance in this amount, based upon AWI’s success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the

ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $79 million of the $198.1 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the liability. Of the $198.1 million asset, $24.0 million has been recorded as a current asset as of March 31, 2003 reflecting management’s estimate of the minimum insurance payments to be received in the next 12 months. As of April 2003, approximately $8.0 million of the $24.0 million current asset is past due based on a previous settlement agreement. AWI believes collection of the full amount is still probable and therefore has not established a reserve against these receivables.

A significant part of the recorded asset relates to insurance that AWI believes is probable and will be obtained through settlements with the various carriers. Although AWI revised its recorded asbestos liability for personal injury claims by $2.5 billion in the fourth quarter of 2002, there was no increase recorded in the estimated insurance recovery asset. While AWI believes that the process of resolving disputed insurance coverage may result in higher settlement amounts than recorded, there has been no increase in the recorded amounts due to the uncertainties remaining in the process. Accordingly, this asset could change significantly based upon resolution of the issues. Management estimates that the timing of future cash payments for the recorded asset may extend beyond 10 years.

Cash Flow Impact

As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related claims in the first quarter of 2003 or 2002. Additionally, AWI did not receive any asbestos-related insurance recoveries during the first quarter of 2003 or 2002. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements.

Potential Legislation

The media recently reported that progress is being made among some industry groups, insurers, labor unions and members of the United States Congress, on reaching a comprehensive legislative approach to the asbestos litigation issue through a proposed national privately funded trust. While members of the United States Congress reportedly are reviewing this proposal, there has been no formal bill submitted for consideration. There is uncertainty as to whether this or any other proposal will become law, and what impact, if any, there might be on AWI’s asbestos liability and/or AWI’s Chapter 11 Case. Prior efforts to enact asbestos legislation have not been successful.

Conclusion

Many uncertainties continue to exist about the matters impacting AWI’s asbestos-related liability and insurance asset. These uncertainties include the impact of the Filing and the Chapter 11 process, the number of future claims to be filed, the ultimate value of the asbestos liability, the impact of any potential legislation, the impact of the ADR proceedings on the insurance asset and the financial condition of AWI’s insurance carriers. Additionally, although a POR and Disclosure Statement have been filed with the Court, implementation of the POR is subject to confirmation of the POR in accordance with the provisions of the Bankruptcy Code. AWI is unable to predict when and if the POR will be confirmed. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded liability and insurance asset are possible and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability and insurance asset in light of future developments in the Chapter 11 Case and make changes to the recorded amounts if and when it is appropriate.

Quarterly Comparison of Results of Operations for 2003 and 2002

References to performance excluding the effects of foreign exchange are non-GAAP measures. Management believes that this information improves the comparability of business performance by excluding the impacts of changes in foreign exchange rates when translating comparable foreign currency amounts.

Consolidated Results of Operations

Net sales in the first quarter of 2003 of $774.9 million were 3.6% higher compared with net sales of $748.0 million in the first quarter of 2002. Net sales decreased in the Americas by 0.4%, which was offset by increases of 17.4% in Europe and $3.6 million in the Pacific Area. Excluding the effects of favorable foreign exchange rates of $35.3 million, consolidated net sales decreased by 1.1% primarily due to lower sales volume, with Europe net sales decreasing by 2.9% and Pacific Area net sales increasing by $2.7 million. (See Segment Results for further discussion.)

Cost of goods sold for the first quarter of 2003 was 78.5% of net sales, compared to 74.0% for the first quarter of 2002. The percent increase was primarily due to higher raw material costs, particularly lumber, natural gas and oil-based materials, and a decreased U. S. pension credit. Additionally, 2002 benefited by $4.2 million from changes in long-term disability benefit policies for certain employees.

Selling, general and administrative expenses (SG&A) in the first quarter of 2003 were $157.3 million or 20.3% of net sales, compared to $158.6 million or 21.2% of net sales in the first quarter of 2002. The reduction in SG&A was primarily due to lower advertising expenses, offset by a decreased U. S. pension credit.

Armstrong recorded a restructuring charge of $3.2 million in the first quarter of 2003. The charge related to severance benefits for approximately 52 employees in the Textiles and Sports Flooring and Resilient Flooring segments, as part of the restructuring plan to consolidate certain functions in the European flooring business. This reorganization is expected to result in $3.6 million of annual savings. In the first quarter of 2002, Armstrong recorded net restructuring costs of $0.5 million, which included severance benefits for eleven employees in the Textiles and Sports Flooring segment, as a result of streamlining the organization.

Operating income in the first quarter of 2003 was $11.3 million, compared to $40.5 million in the first quarter of 2002. The net effect of exchange rates on operating income was $0.4 million. This decrease in operating income is primarily related to the above-mentioned lower net sales and higher raw material costs, a $6.4 million decreased U. S. pension credit and the changes in long-term disability benefit policies that benefited 2002 results by $5.3 million, partially offset by decreased advertising expenses. (See Segment Results for further discussion.)

Interest expense of $2.8 million in the first quarter of 2003 was slightly lower than interest expense of $3.5 million in the first quarter of 2002 due to less debt outstanding. In accordance with SOP 90-7, Armstrong did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $24.7 million in the first quarters of 2003 and 2002.

Other non-operating expense was $1.3 million in the first quarter of 2003, compared to $0.7 million for the first quarter of 2002. The increase was due to the recording of a $1.0 million settlement which was approved by the bankruptcy court on April 4, 2003. See “Former Employees Claim” in Note 10 of the condensed consolidated financial statements for information on this settlement. Other non-operating income was $0.8 million in the first quarter of 2003 compared to $1.2 million for the first quarter of 2002. The decrease was due to lower interest income, resulting from lower interest rates.

Armstrong recorded $4.0 million of Chapter 11 reorganization costs, net in the first quarter of 2003, compared to a net expense of $6.2 million in the first quarter of 2002. See preceding section, “Proceedings under Chapter 11,” for further discussion.

The effective tax rate for the first quarter of 2003 was 52.5% versus 30.0% for the first quarter of 2002. The effective tax rate for the first quarter of 2002 included a reduction in a valuation allowance provided against deferred taxes on foreign tax credit carryforwards due to an enhanced ability to claim these credits. The remaining increase in the effective tax rate is due to increases in certain non-deductible items and higher state income taxes.

As discussed in Armstrong’s 10-K for 2002, the German government was considering tax legislation which would have limited Armstrong’s ability to utilize tax loss carryforwards in Germany. The legislation adopted on April 11, 2003 excluded the items which would have potentially impaired Armstrong’s German deferred tax assets.

The 2002 cumulative effect of a change in accounting principle of $593.8 million (net of $2.2 million tax) was due to a non-cash transitional impairment charge related to goodwill and one trademark in the Wood Flooring segment in accordance with FAS 142.

Net earnings were $1.9 million in the first quarter of 2003, compared to a net loss of $571.9 million in the first quarter of 2002.

Segment Results of Operations

Resilient Flooring

Resilient Flooring net sales were $286.7 million in the first quarter of 2003 and $281.3 million in the first quarter of 2002. This 1.9% increase primarily resulted from favorable foreign exchange rates. Americas net sales decreased 0.9% due primarily to lower volume from weaker markets. Excluding the effects of favorable foreign exchange rates of $10.4 million, Europe decreased 2.6%, primarily due to the effects of weak European markets, while the Pacific Area increased $1.8 million.

Operating income of $17.6 million in the first quarter of 2003 compared to $18.8 million in the first quarter of 2002. This decrease was due to increases in raw material costs and a 2002 benefit of $3.1 million related to changes in long-term disability benefit policies for certain employees, partially offset by decreases in selling and advertising expenses. Additionally, 2003 included $0.9 million of restructuring charges.

Wood Flooring

Wood Flooring net sales of $167.2 million in the first quarter of 2003 increased from net sales of $160.9 million in the first quarter of 2002. This 3.9% increase was driven primarily by increased volume and an improved mix of products.

Operating income of $2.2 million in the first quarter of 2003 compared to $8.7 million in the first quarter of 2002. The decrease in operating income primarily resulted from increases in lumber and manufacturing costs, partially offset by sales growth and cost improvements in selling and administrative expenses and the impact of higher sales.

Textiles and Sports Flooring

Textiles and Sports Flooring net sales of $62.0 million increased in the first quarter of 2003 compared to $54.0 million in the first quarter of 2002. Excluding the effects of favorable foreign exchange rates of $12.3 million, net sales decreased 6.5% due to weak European markets.

An operating loss of $6.0 million in the first quarter of 2003 was incurred compared to an operating loss of $1.9 million in the first quarter of 2002. The change was primarily due to restructuring charges of $2.3 million in 2003 as compared to $0.5 million in 2002, a $1.5 million charge for inventory obsolescence in 2003 and the negative effects of lower net sales, when excluding the effect of favorable foreign exchange rates.

Building Products

Building Products net sales of $207.1 million in the first quarter of 2003 increased from $195.5 million in the first quarter of 2002. Excluding the effects of favorable foreign exchange rates of $12.6 million, net sales decreased 0.5%, primarily due to lower sales volume in the U.S. and European commercial markets, partially offset by gains in the emerging markets of eastern Europe.

Operating income of $17.8 million in the first quarter of 2003 compared to $22.7 million in the first quarter of 2002. This decrease resulted from increases in natural gas costs, higher administrative expenses and a 2002 benefit of $1.2 million related to changes in long-term disability benefit policies for certain employees.

Cabinets

Cabinets net sales of $51.9 million in the first quarter of 2003 decreased from net sales of $56.3 million in the first quarter of 2002 due primarily to reductions in volume. An operating loss of $3.6 million in the first quarter of 2003 compared to operating income of $3.2 million in the first quarter of 2002. This decrease was primarily due to the negative effects of lower net sales, increases in raw material costs and inventory obsolescence.

All Other

The All Other segment contributed operating income of $0.4 million and $0.6 million for the first quarter of 2003 and 2002, respectively, reflecting the equity investment in Interface Solutions, Inc.

Unallocated Corporate Expense

Unallocated corporate expense of $17.1 million in the first quarter of 2003 increased from $11.6 million in the first quarter of 2002 primarily due to a $6.4 million decreased U.S. pension credit.

Item 3. Quantitative and Qualitative Disclosures and Market Risk

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in AHI’s 2002 Form 10-K filing. There have been no significant changes in our financial instruments or market risk exposures from the amounts and descriptions disclosed therein.

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, AHI and AWI (together referred to as “the Companies”) carried out an evaluation, under the supervision and with the participation of the Companies’ management, including the Companies’ Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Companies’ disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Companies’ disclosure controls and procedures are effective.

There were no significant changes in the Companies’ internal controls or in other factors that could significantly affect these controls subsequent to the date of our most recent evaluation.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

OVERVIEW OF ASBESTOS-RELATED LEGAL PROCEEDINGS

The following is a summary update of asbestos-related litigation; see Item 3 of AHI’s 2002 Form 10-K filing for additional information.

AWI is a defendant in personal injury cases and property damage cases related to asbestos containing products. On December 6, 2000, AWI filed a voluntary petition for relief (“the Filing”) under Chapter 11 of the U.S. Bankruptcy Code to use the court supervised reorganization process to achieve a final resolution of its asbestos liability.

Asbestos-Related Personal Injury Claims

Prior to filing for relief under the Bankruptcy Code, AWI was a member of the Center for Claims Resolution (the “Center”) which handled the defense and settlement of asbestos-related personal injury claims on behalf of its members. The Center pursued broad-based settlements of asbestos-related personal injury claims under the Strategic Settlement Program (“SSP”) and had reached agreements with law firms that covered approximately 130,000 claims that named AWI as a defendant.

Due to the Filing, holders of asbestos-related personal injury claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against AWI. In addition, AWI ceased making payments to the Center with respect to asbestos-related personal injury claims, including payments pursuant to the outstanding SSP agreements. AWI’s obligations with respect to payments called for under these settlements will be determined in its Chapter 11 Case.

A creditors’ committee representing the interests of asbestos personal injury claimants and an individual representing the interests of future personal injury claimants have been appointed in the Chapter 11 Case. AWI’s present and future asbestos liability will be addressed in its Chapter 11 Case rather than through the Center and a multitude of lawsuits in different jurisdictions throughout the U.S. It is anticipated that all of AWI’s current and future asbestos-related personal injury claims will be resolved in the Chapter 11 Case.

Asbestos-Related Personal Injury Liability

In March 2003, AWI filed an amended Plan of Reorganization and disclosure statement and in April 2003, AWI filed a further amended Plan of Reorganization (“POR”). The POR represents the product of negotiations with and is supported by the Asbestos Personal Injury Claimants’ Committee, the Unsecured Creditors’ Committee and the Future Claimants’ Representative. Based upon the events that occurred through early March 2003, management concluded that it could reasonably estimate its probable liability for asbestos-related current and future personal injury claims. Accordingly, in the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase the liability. The recorded asbestos-related liability of approximately $3.2 billion at March 31, 2003 and December 31, 2002, which was treated as subject to compromise, represents the estimated amount of liability that is implied based upon the negotiated resolution reflected in the POR, the total consideration expected to be paid to the Asbestos PI Trust pursuant to the POR and a recovery value percentage for the allowed claims of the Asbestos PI Trust that is equal to the estimated recovery value percentage for the allowed non-asbestos unsecured claims. Pursuant to the POR, all current and future asbestos-related personal injury claims will be channeled to the Asbestos PI Trust for resolution and, upon emergence from Chapter 11, reorganized AWI will not have any responsibility for the claims or participate in their resolution.

AWI is unable to predict when and if this POR will be confirmed. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded liability are possible and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and make changes to the recorded liability if and when it is appropriate.

The $2.5 billion, fourth quarter 2002, charge to increase the asbestos-related personal injury liability was before recognition of gains from the settlement of liabilities subject to compromise, which will arise at a later date as a consequence of the Chapter 11 process.

Collateral Requirements

During 2000, AWI had secured a bond for $56.2 million to meet minimum collateral requirements established by the Center with respect to asbestos-related personal injury claims asserted against AWI. On October 27, 2000, the insurance company that underwrote the surety bond informed AWI and the Center of its intention not to renew the surety bond effective February 28, 2001. On February 6, 2001, the Center advised the surety of the Center’s demand for payment of the face value of the bond. The surety filed a motion with the Court seeking to restrain the Center from drawing on the bond. The motion was not granted. On March 28, 2001, the surety filed an amended complaint in the Court seeking similar relief. In addition, on April 27, 2001, AWI filed a complaint and a motion with the Court seeking an order, among other things, enjoining the Center from drawing on the bond or, in the event the Center is permitted to draw on the bond, requiring that the proceeds of any such draw be deposited into a Court-approved account subject to further order of the Court. Judge Alfred M. Wolin of the Federal District Court for the District of New Jersey (the “District Court”), who is also presiding over AWI’s Chapter 11 Case, indicated he would determine these matters. In the spring of 2002, the surety and the Center agreed to voluntarily dismiss the surety’s complaint against the Center in light of AWI’s filing of its complaint. The parties filed cross-motions for summary judgment with respect to the issue of whether the Center is entitled to draw on the surety bond. On March 28, 2003, the District Court granted in part the Center’s motion for summary judgment, and rejected certain defenses to the Center’s attempt to draw on the surety bond. The District Court further ruled that the surety bond did not cover settlements with asbestos claimants that were not documented as of the Filing. On April 7, 2003, the Center filed a motion, which is still pending, to vacate that portion of the District Court’s opinion that ruled that the surety bond does not cover any settlement not documented as of the Filing. The District Court will determine at a future date what amount, if any, the Center will be allowed to draw on the surety bond. If the Center is allowed to draw on the surety bond, the surety’s claim against AWI will be channeled to the Asbestos PI Trust. See Note 2 of the condensed consolidated financial statements for further discussion of the Asbestos PI Trust. The District Court has requested additional briefing on AWI’s argument that the surety bond is invalid for failure to include a material term.

Asbestos-Related Property Damage Litigation

Over the years, AWI was one of many defendants in asbestos-related property damage claims that were filed by public and private building owners, with six claims pending as of June 30, 2001. The claims that were resolved prior to the Filing resulted in aggregate indemnity obligations of less than $10 million. To date, all payments of these obligations have been entirely covered by insurance. The pending cases present allegations of damage to the plaintiffs’ buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures for removal and replacement of such products. In the second quarter of 2000, AWI was served with a lawsuit seeking class certification of Texas residents who own property with asbestos-containing products. This case includes allegations that AWI asbestos-containing products caused damage to buildings and generally seeks compensatory damages and equitable relief, including testing, reimbursement for removal and diminution of property value. AWI vigorously denies the validity of the allegations against it in these actions and, in any event, believes that any costs will be covered by insurance.

Continued prosecution of these actions and the commencement of any new asbestos property damage actions are stayed due to the Filing. In March 2002, the Court allowed certain alleged holders of asbestos property damage claims to file a class proof of claim against AWI. In July 2002, the Court denied the certification of the proposed class and held that the plaintiffs’ proof of claim shall only be effective as to the named claimants. The plaintiffs’ motion for leave to appeal to the U.S. District Court was denied by Judge Wolin on October 3, 2002. As part of determining whether AWI asbestos containing resilient floor covering products give rise to property damage liability, the Court conducted an initial hearing on September 26 – 27, 2002 to decide the type of scientific testing allowable under the Federal Rules of Evidence to prove or disprove whether such products cause building contamination. On October 22, 2002, the Court granted AWI’s requested relief and ruled that the methodology offered by the Asbestos Property Damage Committee in support of its claims is not a scientifically valid method of quantifying the level of asbestos contamination in a building. On November 1, 2002, the Court directed that all property damage claimants provide, in support of their claims, substantiation that Armstrong flooring products were used in the claimants’ buildings. The Court’s deadline for submission of such product identification documentation was February 10, 2003. Prior to the Court’s deadline, AWI reached an agreement in principle to settle approximately 360 property damage claims, which alleged damages of $0.2 billion, for $2 million, which will be funded by insurance. The Court approved this settlement on April 4, 2003. Approximately 100 property damage claims totaling $0.6 billion remain unresolved. Only 26 of these 100 remaining property damage claims submitted product identification by the February 10, 2003 deadline referred to above and AWI has filed an objection with the Court regarding the approximately 75 claims without product identification. Although AWI continues to vigorously defend any asserted asbestos-related property damage claims in the Court, AWI is negotiating to settle all of the remaining property damage claims.

Consistent with prior periods and due to uncertainty, AWI has not recorded any liability related to asbestos-related property damage claims as of March 31, 2003. See Note 2 of the condensed consolidated financial statements for further discussion of property damage claims in the Chapter 11 Case. A separate creditors’ committee representing the interests of property damage asbestos claimants has been appointed in the Chapter 11 Case.

Insurance Recovery Proceedings

A substantial portion of AWI’s primary and excess remaining insurance asset is nonproducts (general liability) insurance for personal injury claims, including among others, those that involve alleged exposure during AWI’s installation of asbestos insulation materials. AWI has entered into settlements with a number of the carriers resolving its coverage issues. However, an alternative dispute resolution (“ADR”) procedure was commenced against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and includes defense costs in addition to limits.

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the first quarter of 2001, a new trial judge was selected for the ADR. The new trial judge conducted hearings in 2001 and determined not to rehear matters decided by the previous judge. In the first quarter of 2002, the new trial judge concluded the ADR trial proceeding with findings in favor of AWI on substantially all key issues. Liberty Mutual, the only insurer that is still a party to the ADR, has appealed that final judgment. Appellate argument originally scheduled for October 2002 was adjourned and was held on March 11, 2003. In July 2002, AWI filed a lawsuit against Liberty Mutual in the Federal District Court for the Eastern District of Pennsylvania seeking, among other things, a declaratory judgment with respect to certain policy issues not subject to binding ADR.

One of the insurance carriers, Reliance Insurance Company, was placed under an order of liquidation by the Pennsylvania Insurance Department during October 2001 due to financial difficulties. The order of liquidation prohibits Reliance from making any claim payments under the insurance policies until the liquidation occurs. AWI intends to file a proof of claim against Reliance by the December 2003 deadline. It is uncertain when AWI will receive proceeds from Reliance under these insurance policies.

Another insurer, Century Indemnity Company, who previously settled its coverage issues with AWI, has made some of its required payments under the settlement to a trust of which AWI is a beneficiary. During January 2002, this insurer filed an adversary action in AWI’s Chapter 11 Case. Among other things, the action requests the Court to (1) declare that the settlement agreement is an executory contract and to compel assumption or rejection of the agreement; (2) declare that the insurer need not make its present and future scheduled payments unless AWI assumes the agreement; (3) declare that the insurer is entitled to indemnification from AWI against any liabilities that the insurer may incur in certain unrelated litigation in which the insurer is involved; and (4) enjoin the disposition of funds previously paid by the insurer to the trust pending an adjudication of the insurer’s rights. These issues are before the Court for determination and AWI believes it is highly unlikely the insurer will prevail in this matter.

On March 5, 2003, the New Hampshire Insurance Department placed The Home Insurance Company (“Home”) under an order of rehabilitation. Less than $10 million of AWI’s recorded insurance asset is based on policies with Home, which management believes is still probable of recovery.

Insurance Asset

An insurance asset in respect of asbestos personal injury claims in the amount of $198.1 million is recorded as of March 31, 2003 and December 31, 2002. Of the total recorded asset at March 31, 2003, approximately $36.0 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI’s belief in the availability of insurance in this amount, based upon AWI’s success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $79 million of the $198.1 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the liability. Of the $198.1 million asset, $24.0 million has been recorded as a current asset as of March 31, 2003 reflecting management’s estimate of the minimum insurance payments to be received in the next 12 months. As of April 2003, approximately $8.0 million of the $24.0 million current asset is past due based on a previous settlement agreement. AWI believes collection of the full amount is still probable and therefore has not established a reserve against these receivables.

A significant part of the recorded asset relates to insurance that AWI believes is probable and will be obtained through settlements with the various carriers. Although AWI revised its recorded asbestos liability for personal injury claims by $2.5 billion in the fourth quarter of 2002, there was no increase recorded in the estimated insurance recovery asset. While AWI believes that the process of resolving disputed insurance coverage may result in higher settlement amounts than recorded, there has been no increase in the recorded amounts due to the uncertainties remaining in the process. Accordingly, this asset could change significantly based upon resolution of the issues. Management estimates that the timing of future cash payments for the recorded asset may extend beyond 10 years.

Cash Flow Impact

As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related claims in the first quarter of 2003 or 2002. Additionally, AWI did not receive any asbestos-related insurance recoveries during the first quarter of 2003 or 2002. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements.

Potential Legislation

The media recently reported that progress is being made among some industry groups, insurers, labor unions and members of the United States Congress, on reaching a comprehensive legislative approach to the asbestos litigation issue through a proposed national privately funded trust. While members of the United States Congress reportedly are reviewing this proposal, there has been no formal bill submitted for consideration. There is uncertainty as to whether this or any other proposal will become law, and what impact, if any, there might be on AWI’s asbestos liability and/or AWI’s Chapter 11 Case. Prior efforts to enact asbestos legislation have not been successful.

Conclusion

Many uncertainties continue to exist about the matters impacting AWI’s asbestos-related liability and insurance asset. These uncertainties include the impact of the Filing and the Chapter 11 process, the number of future claims to be filed, the ultimate value of the asbestos liability, the impact of any potential legislation, the impact of the ADR proceedings on the insurance asset and the financial condition of AWI’s insurance carriers. Additionally, although a POR and Disclosure Statement have been filed with the Court, implementation of the POR is subject to confirmation of the POR in accordance with the provisions of the Bankruptcy Code. AWI is unable to predict when and if the POR will be confirmed. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded liability and insurance asset are possible and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability and insurance asset in light of future developments in the Chapter 11 Case and make changes to the recorded amounts if and when it is appropriate.

ENVIRONMENTAL LIABILITIES

Most of Armstrong’s manufacturing and certain of Armstrong’s research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. Armstrong has made, and intends to continue to make, necessary expenditures for compliance with applicable environmental requirements at its operating facilities. Armstrong anticipates that annual expenditures for those purposes will not change materially from recent experience. However, applicable environmental laws continue to change. As a result of continuous changes in regulatory requirements, Armstrong cannot predict with certainty future capital expenditures associated with compliance with environmental requirements.

Armstrong is involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”), and similar state laws at approximately 22 sites. In most cases, Armstrong is one of many potentially responsible parties (“PRPs”) which have potential liability for the required investigation and remediation of each site and which, in some cases, have agreed to jointly fund that required investigation and remediation. With regard to some sites, however, Armstrong disputes the liability, the proposed remedy or the proposed cost allocation among the PRPs. Armstrong may have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.

Armstrong has been remediating environmental contamination resulting from past industrial activity at certain of its former plant sites. AWI’s payments and remediation work on such sites for which AWI is the potentially responsible party is under review in light of the Chapter 11 Filing. The bar date for claims from several environmental agencies has been extended into the second quarter of 2003.

Estimates of Armstrong’s future environmental liability at the Superfund sites and current or former plant sites are based on evaluations of currently available facts regarding each individual site and consider factors such as Armstrong’s activities in conjunction with the site, existing technology, presently enacted laws and regulations and prior company experience in remediating contaminated sites. Although current law imposes joint and several liability on all parties at Superfund sites, Armstrong’s contribution to the remediation of these sites is expected to be limited by the number of other companies also identified as potentially liable for site remediation. As a result, Armstrong’s estimated liability reflects only Armstrong’s expected share. In determining the probability of contribution, Armstrong considers the solvency of the parties, whether liability is being disputed, the terms of any existing agreements and experience with similar matters. The Chapter 11 Case also may affect the ultimate amount of such contributions.

AWI is subject to a unilateral order by the Oregon Department of Environmental Quality (“DEQ”) to conduct a remedial investigation and feasibility study and any necessary remedial design and action at its St. Helens, Oregon facility, as well as the adjacent Scappoose Bay. AWI has denied liability for the Scappoose Bay, but has cooperated with the DEQ regarding its owned property. Other potentially responsible parties who are not yet subject to orders by the DEQ include former site owners Owens Corning (“OC”) and Kaiser Gypsum Company, Inc. OC has entered into a settlement with the DEQ. Pursuant to the settlement, OC will make a lump sum payment to the DEQ in exchange for contribution protection (including protection against common law and statutory contribution claims by AWI against OC) and a covenant not to sue. AWI has negotiated with the DEQ how these funds will be made available for the investigation and remedial action for the site. AWI has recorded an environmental liability with respect to the St. Helens remedial investigations and feasibility study at its facility, but not for Scappoose Bay because AWI continues to dispute responsibility for any contamination in Scappoose Bay.

Liabilities of $21.2 million at March 31, 2003 and December 31, 2002 were for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $11.4 million of the March 31, 2003 and December 31, 2002 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $3.1 million and $3.3 million at March 31, 2003 and December 31, 2002, respectively.

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

PATENT INFRINGEMENT CLAIMS

Armstrong is a defendant in three related lawsuits claiming patent infringement related to some of Armstrong’s laminate products. The plaintiffs have claimed unspecified monetary damages. Armstrong is being defended and indemnified by its supplier for all costs and potential damages related to the litigation.

FORMER EMPLOYEES CLAIM

About 370 former Armstrong employees that were separated in two business divestitures in 2000 have brought two purported class actions against the Retirement Committee of AWI, certain current and former members of the Retirement Committee, the Retirement Savings and Stock Ownership Plan (RSSOP), AHI and the trustee bank of the RSSOP. The cases are pending in the United States District Court (Eastern District of PA). Similar proofs of claim have been filed against AWI in the Chapter 11 Case. Plaintiffs allege breach of Employee Retirement Income Security Act (ERISA) fiduciary duties and other violations of ERISA pertaining to losses in their RSSOP accounts, which were invested in Armstrong common stock.

While AHI believes there are substantive defenses to the allegations and while denying liability, AWI reached an agreement to settle this matter. The full amount of the settlement will be allocated among the approximate 370 former employees. AWI’s portion of the settlement is $1.0 million, which will be treated as convenience claims in the Chapter 11 Case. The settlement was approved by the Bankruptcy Court on March 31, 2003; final approval is required by the United States District Court (Eastern District of PA). Based upon the Bankruptcy Court’s approval of the settlement, AWI recorded a $1.0 million charge in the first quarter of 2003 as an other non-operating expense.

DEPARTMENT OF LABOR DISCUSSIONS

Subsequent to an audit by the United States Department of Labor (“DOL”), Armstrong has been informed that the DOL is challenging the validity of the use of certain contributions, in the approximate aggregate amount of $33.4 million, to fund debt payments made by the Armstrong Employee Stock Ownership Plan (“ESOP”), as provided for by that plan. Armstrong is cooperating with the DOL to address its questions and concerns about those transactions. Armstrong believes that it fully complied with all applicable laws and regulations governing the plan, and therefore has not recorded any liability related to this matter.

OTHER CLAIMS

Additionally, AHI, through AWI and AWI’s subsidiaries, is involved in various other claims and legal actions involving product liability, patent infringement, distributor termination, employment law issues and other actions arising in the ordinary course of business. While complete assurance cannot be given to the outcome of these claims, AHI does not expect that any sum that may have to be paid in connection with these matters will have a materially adverse effect on its consolidated financial position or liquidity, however it could be material to the results of operations in the particular period in which a matter is resolved.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

Exhibits

No. 2(a)	First Amended Plan of Reorganization submitted to the Court is incorporated by reference from the Form 8-K filed on March 14, 2003.

No. 2(b)	Disclosure Statement submitted to the Court is incorporated by reference from the Form 8-K filed on March 14, 2003.

No. 2(c)	Second Amended Plan of Reorganization submitted to the Court is incorporated by reference from the Form 8-K filed on April 3, 2003.

No. 2(d)	Third Amended Plan of Reorganization submitted to the Court is incorporated by reference from the Form 8-K filed on May 2, 2003.

No. 2(e)	Disclosure Statement submitted to the Court is incorporated by reference from the Form 8-K filed on May 2, 2003.

No. 10	Consulting Agreement between Gerard L. Glenn and Armstrong World Industries, Inc. dated March 29, 2003.

No. 15	Awareness Letter from Independent Accountants

No. 99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

No. 99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) The following Current Reports were filed on Form 8-K since the fourth quarter of 2002.

1)	On March 14, 2003, a Current Report was filed under Item 9 of Form 8-K related to the First Amended Plan of Reorganization and Disclosure Statement submitted to the Court.

2)	On April 3, 2003, a Current Report was filed under Item 9 of Form 8-K related to the Second Amended Plan of Reorganization submitted to the Court.

3)	On May 2, 2003, a Current Report was filed under Item 5 of Form 8-K related to the Third Amended Plan of Reorganization and Disclosure Statement submitted to the Court.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Armstrong Holdings, Inc.
Armstrong World Industries, Inc.

By:	/S/ LEONARD A. CAMPANARO
Leonard A. Campanaro, Senior Vice President and Chief Financial Officer

By:	/S/ JOHN N. RIGAS
John N. Rigas, Senior Vice President, Secretary and General Counsel

By:	/S/ WILLIAM C. RODRUAN
William C. Rodruan, Vice President and Controller (Principal Accounting Officer)

Date: May 8, 2003

I, Michael D. Lockhart, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Armstrong Holdings, Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

/s/ MICHAEL D. LOCKHART

Michael D. Lockhart

Chairman and Chief Executive Officer

I, Leonard A. Campanaro, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Armstrong Holdings, Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   May 8, 2003

/s/    LEONARD A. CAMPANARO

Leonard A. Campanaro

Sr. Vice President and Chief Financial Officer

I, Michael D. Lockhart, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Armstrong World Industries, Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   May 8, 2003

/s/    MICHAEL D. LOCKHART

Michael D. Lockhart

Chairman, Chief Executive Officer and President

I, Leonard A. Campanaro, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Armstrong World Industries, Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   May 8, 2003

/s/    LEONARD A. CAMPANARO

Leonard A. Campanaro

Sr. Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.

No. 2(a)	First Amended Plan of Reorganization submitted to the Court is incorporated by reference from the Form 8-K filed on March 14, 2003

No. 2(b)	Disclosure Statement submitted to the Court is incorporated by reference from the Form 8-K filed on March 14, 2003

No. 2(c)	Second Amended Plan of Reorganization submitted to the Court is incorporated by reference from the Form 8-K filed on April 3, 2003

No. 2(d)	Third Amended Plan of Reorganization submitted to the Court is incorporated by reference from the Form 8-K filed on May 2, 2003

No. 2(e)	Disclosure Statement submitted to the Court is incorporated by reference from the Form 8-K filed on May 2, 2003

No. 15	Awareness Letter from Independent Accountants

No. 10	Consulting Agreement between Gerard L. Glenn and Armstrong World Industries, Inc. dated March 29, 2003.

No. 99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

No. 99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002