Form 10-Q
period 2003-06-30
ARMSTRONG WORLD INDUSTRIES INC; ARMSTRONG HOLDINGS INC /PA/
filed 2003-08-08
CIK 7431, 1109304

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                          to

ARMSTRONG HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	333-32530	23-3033414
(State or other jurisdiction	Commission file number	(I.R.S. Employer
of incorporation or organization)		Identification No.)

P. O. Box 3001, Lancaster, Pennsylvania	17604
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (717) 397-0611

ARMSTRONG WORLD INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	1-2116	23-0366390
(State or other jurisdiction	Commission file number	(I.R.S. Employer
of incorporation or organization)		Identification No.)

P. O. Box 3001, Lancaster, Pennsylvania	17604
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Number of shares of Armstrong Holdings, Inc.’s common stock outstanding as of August 4, 2003 - 40,669,278.

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

These are some of the factors that could potentially cause actual results to differ materially from expected and historical results:

Chapter 11 Filing

•	Factors relating to Armstrong World Industries, Inc.’s (“AWI”) Chapter 11 Filing, such as: the possible disruption of relationships with creditors, customers, suppliers and employees; the ultimate size of AWI’s asbestos-related and other liabilities; the ability to confirm and implement a plan of reorganization; the availability of financing and refinancing for both AWI and its subsidiaries that are not parties to its Chapter 11 Filing; and AWI’s ability to comply with covenants in its debtor-in-possession credit facility (the “DIP Facility”).

Legal Claims

•	Claims of undetermined merit and amount which have been asserted against us for various legal matters, including asbestos related litigation and claims. For more information on these matters, see the discussion of Legal Proceedings in Part II, Item 1 in this report.

Business Environment

•	Changes in demand for public and private commercial and residential building construction and renovation, laws and regulations, foreign currency and interest rates, inflation or other related factors affecting our businesses. Despite our efforts to foresee and plan for the effects of changes in these circumstances, we can not predict their impact with certainty. For example, economic weakness can lead customers to delay or cancel construction plans or could lead to further industry overcapacity. For more information on these matters, see the discussion of Market Risk in Item 7A of Armstrong Holdings, Inc. 2002 Form 10-K.

•	Business combinations among our competitors or suppliers, which could affect our competitive position in any of our business units. Similarly, combinations or alliances among our major customers could increase their purchasing power in dealing with us. If we should enter into one or more business combinations, our business, finances and capital structure could be affected.

•	The level of success of our new product introductions and those of our competitors.

•	The extent to which we successfully achieve integration of and synergies from acquisitions as well as the impact of divestitures, restructuring and other unusual items that may result from evolving business strategies and organizational restructuring.

Retail Environment

•	Business decisions and business conditions that affect our major customers and distribution networks. For example, a significant portion of our revenue in North America comes from sales to major home center retailers.

•	Increased retail trade consolidation, especially in markets such as the United States, could make us more dependent upon key retailers whose relative bargaining strength may increase.

•	Changes in the policies and marketing strategies of our retail trade customers, such as inventory shifts or fluctuations, limitations on access to shelf space and other conditions. Many of our customers, particularly our high-volume retail trade customers, have engaged with us in continuous efforts to reduce their inventory levels and improve delivery fulfillment.

International

•	Various worldwide economic and political factors, changes in the competitive structures of the markets, credit risks in emerging markets, variations in residential and commercial construction rates, and economic growth rates in various areas of the world in which we do business. These factors could affect the end-use markets for our products in various parts of the world.

•	Changes in intellectual property legal protections and remedies, trade regulations, tariff classifications or duty rates, and procedures and actions affecting production, pricing and marketing of products, intergovernmental disputes, possible nationalization and unstable governments and legal systems.

•	Changes in exchange rates can significantly affect our reported results from one period to the next.

Raw Materials

•	Availability of raw materials, energy, water and sourced products due to changes in business and legal conditions that impact our suppliers, including environmental conditions, laws and regulations, litigation involving our suppliers, transportation disruptions and/or business decisions made by our suppliers.

•	Raw material price increases (for example price increases in hardwood lumber, limestone or petroleum-based raw materials such as plasticizers or PVCs), energy cost increases (for example price increases in natural gas), and changes in distribution and product mix.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings

(amounts in millions, except per share amounts)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales	$826.9	$825.7	$1,601.8	$1,573.7
Cost of goods sold	646.5	618.1	1,254.9	1,171.9

Gross profit	180.4	207.6	346.9	401.8
Selling, general and administrative expenses	146.0	156.3	303.3	314.9
Charge for asbestos liability, net	73.0	—	73.0	—
Restructuring and reorganization charges, net	0.9	2.2	4.1	2.7
Equity (earnings) from affiliates, net	(6.1)	(6.5)	(11.4)	(11.9)

Operating income (loss)	(33.4)	55.6	(22.1)	96.1
Interest expense (unrecorded contractual interest of $24.8, $24.8, $49.5 and $49.5, respectively)	2.6	3.3	5.4	6.8
Other non-operating expense	1.2	1.1	2.5	1.8
Other non-operating (income)	(0.9)	(1.2)	(1.7)	(2.4)
Chapter 11 reorganization costs, net	5.9	6.3	9.9	12.5

Earnings (loss) before income taxes and cumulative effect of a change in accounting principle	(42.2)	46.1	(38.2)	77.4
Income tax expense (benefit)	(7.9)	18.4	(5.8)	27.8

Earnings (loss) before cumulative effect of a change in accounting principle	(34.3)	27.7	(32.4)	49.6
Cumulative effect of a change in accounting principle, net of tax of $2.2	—	—	—	(593.8)

Net earnings (loss)	$(34.3)	$27.7	$(32.4)	$(544.2)

Earnings (loss) per share of common stock, before cumulative effect of a change in accounting principle:
Basic	$(0.85)	$0.68	$(0.80)	$1.22
Diluted	$(0.85)	$0.68	$(0.80)	$1.22
Loss per share of common stock, cumulative effect of a change in accounting principle:
Basic	$—	$—	$—	$(14.66)
Diluted	$—	$—	$—	$(14.66)
Net earnings (loss) per share of common stock:
Basic	$(0.85)	$0.68	$(0.80)	$(13.44)
Diluted	$(0.85)	$0.68	$(0.80)	$(13.44)
Average number of common shares outstanding:
Basic	40.5	40.5	40.5	40.5
Diluted	40.7	40.7	40.7	40.7

See accompanying notes to condensed consolidated financial statements beginning on page 9.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	Unaudited June 30, 2003	December 31, 2002
Assets
Current Assets:
Cash and cash equivalents	$318.9	$380.0
Accounts and notes receivable, net	407.7	332.4
Inventories, net	484.4	443.4
Deferred income taxes	14.8	14.7
Other current assets	83.3	85.4

Total current assets	1,309.1	1,255.9
Property, plant and equipment, less accumulated depreciation and amortization of $1,350.2 and $1,263.8, respectively	1,303.8	1,303.7
Insurance receivable for asbestos-related liabilities, noncurrent	104.1	174.1
Prepaid pension costs	443.0	435.2
Investment in affiliates	48.6	43.9
Goodwill, net	237.2	227.6
Other intangibles, net	83.9	88.6
Deferred income taxes, noncurrent	895.3	869.7
Other noncurrent assets	108.8	106.1

Total assets	$4,533.8	$4,504.8

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$9.4	$12.3
Current installments of long-term debt	8.5	6.7
Accounts payable and accrued expenses	351.5	359.3
Income taxes	39.0	26.0

Total current liabilities	408.4	404.3
Liabilities subject to compromise	4,867.6	4,861.1
Long-term debt, less current installments	42.2	39.9
Postretirement and postemployment benefit liabilities	257.1	255.1
Pension benefit liabilities	203.6	185.9
Other long-term liabilities	75.3	75.0
Deferred income taxes	21.0	20.7
Minority interest in subsidiaries	9.7	9.5

Total noncurrent liabilities	5,476.5	5,447.2
Shareholders’ equity (deficit):
Common stock, $1 par value per share
Authorized 200 million shares; issued 51,878,910 shares	51.9	51.9
Capital in excess of par value	168.1	167.6
Reduction for ESOP loan guarantee	(142.2)	(142.2)
Accumulated deficit	(930.9)	(898.5)
Accumulated other comprehensive income (loss)	15.3	(12.2)
Less common stock in treasury, at cost 2003 – 11,208,273 shares; 2002 – 11,201,326 shares	(513.3)	(513.3)

Total shareholders’ deficit	(1,351.1)	(1,346.7)

Total liabilities and shareholders’ equity	$4,533.8	$4,504.8

See accompanying notes to condensed consolidated financial statements beginning on page 9.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except per share amounts)

Unaudited

	2003		2002
Common stock, $1 par value:
Balance at beginning of year and June 30	$51.9		$51.9

Capital in excess of par value:
Balance at beginning of year	$167.6		$166.8
Stock issuances and other	0.5		0.6

Balance at June 30	$168.1		$167.4

Reduction for ESOP loan guarantee:
Balance at beginning of year and June 30	$(142.2)		$(142.2)

Retained earnings (accumulated deficit):
Balance at beginning of year	$(898.5)		$1,244.3
Net loss for year	(32.4)	$(32.4)	(544.2)	$(544.2)

Balance at June 30	$(930.9)		$700.1

Accumulated other comprehensive income (loss):
Balance at beginning of year	$(12.2)		$(47.1)
Foreign currency translation adjustments	28.5		26.1
Derivative gain, net	0.4		3.8
Minimum pension liability adjustments	(1.4)		(2.9)

Total other comprehensive income	27.5	27.5	27.0	27.0

Balance at June 30	$15.3		$(20.1)

Comprehensive loss		$(4.9)		$(517.2)

Less treasury stock at cost:
Balance at beginning of year and June 30	$513.3		$513.3

Total shareholders’ equity (deficit)	$(1,351.1)		$243.8

See accompanying notes to condensed consolidated financial statements beginning on page 9.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(32.4)	$(544.2)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Cumulative effect of change in accounting principle, net	—	593.8
Depreciation and amortization	70.7	66.2
Deferred income taxes	(25.4)	(2.5)
Equity (earnings) from affiliates, net	(11.4)	(11.9)
Chapter 11 reorganization costs, net	9.9	12.5
Chapter 11 reorganization costs payments	(12.9)	(10.0)
Restructuring and reorganization charges, net of reversals	4.1	2.7
Restructuring and reorganization payments	(2.1)	(0.9)
Asbestos-related insurance recoveries	14.0	16.0
Charge for asbestos liability, net	73.0	—
Cash effect of hedging activities	(11.6)	(8.4)
Changes in operating assets and liabilities net of effects of reorganizations and restructuring
(Increase) in receivables	(62.6)	(59.3)
(Increase)/decrease in inventories	(28.4)	4.8
(Increase) in other current assets	(2.0)	(6.7)
(Increase) in other noncurrent assets	(7.5)	(22.1)
Increase/(decrease) in accounts payable and accrued expenses	(23.4)	32.5
Increase in income taxes payable	12.8	18.6
Increase in other long-term liabilities	3.0	5.2
Other, net	(0.4)	9.2

Net cash (used for) provided by operating activities	(32.6)	95.5

Cash flows from investing activities:
Purchases of property, plant and equipment and computer software	(39.6)	(48.1)
Distributions from equity affiliates	7.0	8.0
Proceeds from the sale of assets	1.8	3.3

Net cash (used for) investing activities	(30.8)	(36.8)

Cash flows from financing activities:
Increase in short-term debt, net	0.4	8.8
Payments of long-term debt	(2.3)	(1.9)
Other, net	—	(1.1)

Net cash (used for) provided by financing activities	(1.9)	5.8

Effect of exchange rate changes on cash and cash equivalents	4.2	3.6

Net (decrease) increase in cash and cash equivalents	$(61.1)	$68.1
Cash and cash equivalents at beginning of year	380.0	277.4

Cash and cash equivalents at end of period	$318.9	$345.5

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

Operating results for the second quarter and six months of 2003 and the corresponding periods of 2002 included in this report are unaudited. However, these condensed consolidated financial statements have been reviewed by independent public accountants in accordance with established professional standards and procedures for a limited review of interim financial information. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Effective May 31, 2003, AHI adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which addresses accounting for certain financial instruments with characteristics of both liabilities and equity. AHI’s current results of operations and financial position have not been affected.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” The requirements for variable interest entities created after January 31, 2003 were adopted on February 1, 2003. AHI’s current results of operations and financial position have not been affected. The requirements for existing variable interest entities are effective July 1, 2003. While AHI is finalizing its review, adoption on July 1, 2003 is not anticipated to have an impact on AHI’s consolidated results of operations or financial condition.

Effective December 31, 2002, AHI adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which requires the following disclosure in annual and interim reports. The following table illustrates the effect on net income (loss) and earnings (loss) per share if AHI had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-based Compensation,” to stock-based employee compensation.

(amounts in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$(34.3)	$27.7	$(32.4)	$(544.2)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	0.2	0.1	0.4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.1)	(0.2)	(0.2)	(0.7)

Pro forma net income (loss)	$(34.4)	$27.7	$(32.5)	$(544.5)

Earnings (loss) per share:
Basic – as reported	$(0.85)	$0.68	$(0.80)	$(13.44)
Basic – pro forma	$(0.85)	$0.68	$(0.80)	$(13.44)
Diluted – as reported	$(0.85)	$0.68	$(0.80)	$(13.44)
Diluted – pro forma	$(0.85)	$0.68	$(0.80)	$(13.44)

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

Plan of Reorganization

On November 4, 2002, AWI filed a Plan of Reorganization with the Court. AWI has since filed several amended plans of reorganization with the Court, along with selected exhibits. The latest amended Plan of Reorganization, with certain exhibits, was filed on May 23, 2003 (as so amended, it is referred to in this report as the “POR”). The POR has been endorsed by AHI’s Board of Directors and is supported by the Asbestos Personal Injury Claimants’ Committee, the Unsecured Creditors’ Committee and the Future Claimants’ Representative. At present, AWI has not yet reached agreement with the Asbestos Property Damage Committee with respect to the terms and provisions of the POR. The POR was mailed to creditors for voting in June 2003. The Court has established September 22, 2003 as the deadline for creditors to vote on the POR and to file objections to the POR. The POR provides for AWI to continue to conduct its existing lines of business with a reorganized capital structure, under which, among other things, its existing shares will be cancelled and new common shares and notes will be issued to its unsecured creditors and to a trust to be established under the POR for the benefit of current and future asbestos personal injury claimants, in full satisfaction of their claims against AWI, as further discussed below. The POR excludes Armstrong’s Nitram and Desseaux subsidiaries. Implementation of the POR and the treatment of claims and interests as provided therein are subject to confirmation of the POR in accordance with the provisions of the Bankruptcy Code. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain.

Disclosure Statement

On December 20, 2002, a proposed disclosure statement with respect to the POR was filed with the Court. On December 26, 2002, AWI filed projected financial information with the Court as an exhibit to the disclosure statement (therein known as “Exhibit C”). Following various amendments, on May 30, 2003, the Court approved the Disclosure Statement (as so amended, it is referred to in this report as the “Disclosure Statement”) and it was distributed by AWI with the POR for creditor voting on the POR in June 2003.

As indicated in the Disclosure Statement and its exhibits, the projected financial information and various estimates of value therein discussed (as previously submitted or as to be revised) should not be regarded as representations or warranties by AWI, AHI or any other person as to the accuracy of such information or that any such projection or valuation will be realized. The information in the Disclosure Statement, including the projected financial information and estimates of value, was prepared by AWI and its financial advisors. This information has not been audited or reviewed by independent accountants. The Disclosure Statement discusses the significant assumptions used in preparation of the projected financial information and estimates of value.

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

Consideration to Be Distributed under the POR

The Asbestos PI Trust and the holders of unsecured claims will share in the POR consideration that is made up of the following components:

•	Available Cash, which is comprised of:

•	Cash available on the effective date of the POR after reserving up to $100 million to fund ongoing operations and making provisions for certain required payments under the POR,

•	Any cash drawn, at AWI’s sole discretion, under an exit finance facility for the purpose of funding distributions under the POR, and

•	Certain insurance proceeds related to environmental matters

•	Plan Notes of reorganized AWI and/or net proceeds from any private offerings of debt securities, and

•	Substantially all of the outstanding common stock of reorganized AWI

The total amount of Plan Notes will be the greater of (i) $1.125 billion less Available Cash and (ii) $775 million. However, AWI will use reasonable efforts to issue one or more private offerings of debt securities on, or as soon as practicable after, the Effective Date that would yield net proceeds at least equal to the amount of the Plan Notes prescribed by the Plan. If the private offerings are successful, the Plan Notes would not be issued. If the offerings yield proceeds less than the amount of the Plan Notes prescribed by the Plan, AWI will issue Plan Notes equal to the difference. The private offerings, if issued, will not be registered under the Securities Act of 1933 and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. If only the Plan Notes are issued, AWI expects to issue three series of Plan Notes with the following terms:

•	$275 million of Plan Notes with a five-year maturity with a floating interest rate

•	$250 million of Plan Notes with a seven-year maturity with a fixed interest rate

•	$250 million of Plan Notes with a ten-year maturity with a fixed interest rate

The POR provides that unsecured creditors, other than convenience creditors described below, will receive their pro rata share of:

•	34.43% of the new common stock,

•	34.43% of the first $1.05 billion of

•	Up to $300 million of Available Cash and

•	The principal amount of each series of Plan Notes and/or net cash proceeds from any private debt offerings of debt securities.

•	60% of the next $50 million of Available Cash and, if such Available Cash is less than $50 million, then 60% of each series of Plan Notes and/or net cash proceeds from any private debt offerings of debt securities, in an amount equal to the difference between $50 million and the amount of such Available Cash, and

•	34.43% of the remaining amount of Available Cash and each series of Plan Notes and/or net cash proceeds from any private debt offerings of debt securities.

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

Under the POR, the existing equity interests in AWI will be cancelled. The POR provides for the distribution, with respect to existing equity, of warrants to purchase shares of reorganized AWI (the “Warrants”). The terms of the Warrants will be provided in an exhibit to the POR. The Warrants:

•	Would constitute 5% of the common stock of reorganized AWI on a fully diluted basis, upon exercise of all the Warrants;

•	Would have a scheduled 7-year exercisable term from the effective date of the POR; and

•	Would contain an exercise price equal to 125% of the per share equity value of reorganized AWI, as agreed among the financial advisers for AWI, the Asbestos Personal Injury Claimants’ Committee, the Unsecured Creditors’ Committee, and the Future Claimants’ Representative, and which will be set forth in the Court-approved disclosure statement for the POR.

The Warrants are estimated to have a value on the effective date of the POR of approximately $35 million to $40 million. Whether any value will be realized from the Warrants will depend on circumstances after they are issued, particularly whether the market value of the reorganized AWI’s new common stock reaches a value in excess of the exercise price of the Warrants during the period that they may be exercised.

AHI’s shareholders will not be entitled to vote on the POR. However, AHI’s shareholders will be sent a copy of the disclosure statement. If the POR is implemented, the only value that will be available to AHI shareholders is their ratable share of the Warrants. AHI intends to distribute the Warrants to its shareholders if AHI’s Plan of Dissolution (see discussion below) is approved by AHI’s shareholders.

Valuation of Reorganized AWI for Purposes of the POR

In the Disclosure Statement, assuming an Effective Date of the POR of July 1, 2003, and based on estimates of the fair value of reorganized AWI, the total value of consideration to be distributed to the Asbestos PI Trust, other than the asbestos product liability insurance policies, will be approximately $1.8 billion, and the total value of consideration to be distributed to holders of allowed unsecured claims (other than convenience claims) will be approximately $0.9 billion. Based upon the estimated value of the POR consideration and AWI’s estimate that unsecured claims allowed by the Court (other than convenience claims) will total approximately $1.65 billion, AWI estimates that holders of allowed unsecured claims (other than convenience claims) will receive a recovery having a value equal to approximately 59.5% of their allowed claims. AWI’s estimates of the consideration and potential recoveries are based upon many assumptions, including:

•	The estimated reorganization value for AWI is between $2.4 billion and $3.0 billion (with a midpoint of $2.7 billion);

•	The estimated equity value of new common stock is between $24.66 and $35.30 per share with a midpoint of $30.00 per share (assuming a distribution of 56.4 million shares of new common stock to holders of unsecured claims and the Asbestos PI Trust);

•	The Plan Notes will be in the aggregate principal amount of $775 million and are worth their face value

•	AWI expects to have Available Cash of approximately $350 million; and

•	The estimated value of the Warrants is between $35 million and $40 million

The estimated reorganization value was reduced from previously reported amounts based on revised projected financial information that incorporated updated economic conditions.

AHI’s Plan of Dissolution, Winding Up and Distribution (“Plan of Dissolution”)

In connection with the consummation of the POR, the existing equity interests in AWI will be cancelled, the common stock of reorganized AWI will be issued to AWI’s unsecured creditors and the Asbestos PI Trust and the Warrants will be issued to AHI (or a wholly-owned subsidiary of AHI). The Board of Directors of AHI has determined that it is not practicable for AHI to continue in operation as an on-going business owning the Warrants, which will then be AHI’s only asset. The POR contemplates, and the Board of Directors of AHI has approved and recommended, that AHI shareholders voluntarily dissolve AHI and adopt a plan for winding up its affairs in accordance with Pennsylvania law and, subject to completion of AHI’s winding up, distributing the Warrants to the shareholders. A special meeting of AHI shareholders will be called to vote on the Plan of Liquidation in the fall of 2003, and appropriate materials regarding such meeting will be sent to AHI’s shareholders. If the Plan of Dissolution is not approved by AHI’s shareholders, AHI will not distribute the Warrants to AHI’s shareholders and the Board of Directors will determine how to proceed under the circumstances. One alternative in such event may be for AHI to seek involuntary dissolution by order of, and under the supervision of, a Pennsylvania court. The POR provides that reorganized AWI will pay costs and expenses incurred in connection with seeking AHI shareholder approval of the Plan of Dissolution and, if so approved, of administering AHI’s Plan of Dissolution. Reorganized AWI will otherwise have no responsibility for AHI’s on-going costs. More information regarding the contemplated dissolution and winding up of AHI and the Plan of Dissolution will be made available to AHI shareholders in the future.

Next Steps in the Chapter 11 Process

Following the creditor voting, the Court will hold a hearing to consider confirmation of the POR. It is anticipated that such hearing will be in mid-November, 2003. Of course, there can be no certainty that all such events will occur, or if they do, that they will occur in accordance with such timeframes.

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

Bar Date for Filing Claims

The Court established August 31, 2001 as the bar date for all claims against AWI except for asbestos-related personal injury claims and certain other specified claims. A bar date is the date by which claims against AWI must be filed if the claimants wish to participate in any distribution in the Chapter 11 Case. The Court has extended the bar date for claims from several environmental agencies until the third quarter of 2003. A bar date for asbestos-related personal injury claims (other than claims for contribution, indemnification, or subrogation) has been rendered unnecessary under the terms of the POR, which defers such filings until the establishment of a trust to administer such claims.

Approximately 4,600 proofs of claim (including late-filed claims) totaling approximately $6.2 billion alleging a right to payment from AWI were filed with the Court in response to the August 31, 2001 bar date, which are discussed below. AWI continues to investigate claims. The Court will ultimately determine liability amounts that will be allowed as part of the Chapter 11 process.

In its ongoing review of the filed claims, AWI has identified and successfully objected to approximately 1,900 claims totaling $2.0 billion. These claims were primarily duplicate filings, claims that were subsequently amended or claims that are not related to AWI. The Court disallowed these claims with prejudice.

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

During the first quarter of 2003, AWI settled approximately 360 property damage claims that alleged damages of $0.2 billion, for approximately $2 million, which will be funded by insurance. The Court approved this settlement on April 4, 2003. During the second quarter of 2003, AWI reached an agreement in principle to settle the remaining approximately 100 property damage claims that alleged damages of $0.6 billion, for approximately $7 million, which is to be funded by insurance. This agreement has been filed with the Court, but has not yet been approved. See Note 10 for further discussion of property damage litigation.

Approximately 1,200 claims totaling approximately $1.6 billion alleging a right to payment for financing, environmental, trade debt and other claims are pending with the Court. For these categories of claims, AWI has previously recorded approximately $1.6 billion in liabilities. AWI continues to investigate the claims to determine their validity.

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

Financing

On November 1, 2002, the Court announced it had approved AWI’s motion to reduce the amount of its debtor-in-possession credit facility (the “DIP Facility”) from $200 million to $75 million, eliminate the revolving credit borrowing feature, retain the letter of credit issuance facility and extend the maturity date to December 8, 2003. As of June 30, 2003, AWI had approximately $33.6 million in letters of credit which were issued pursuant to the DIP Facility. As of June 30, 2003, AWI had $192.6 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. AWI believes that cash on hand and generated from operations and dividends from its subsidiaries, together with lines of credit and the DIP Facility, will be adequate to address its foreseeable liquidity needs. Obligations under the DIP Facility, including reimbursement of draws under the letters of credit, if any, constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact

AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. See Note 4 for detail of the liabilities subject to compromise at June 30, 2003 and December 31, 2002. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI’s estimated liability for asbestos-related personal injury claims is also recorded in liabilities subject to compromise. See Note 10 for further discussion of AWI’s asbestos liability.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities during the first six months of 2003 and 2002:

(amounts in millions)	2003	2002
Professional fees	$12.0	$14.0
Interest income, post petition	(1.7)	(1.7)
Reductions to prepetition liabilities	(0.5)	—
Other expense directly related to bankruptcy, net	0.1	0.2

Total Chapter 11 reorganization costs, net	$9.9	$12.5

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

NOTE 3. SEGMENT RESULTS

(amounts in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Net sales to external customers	2003	2002	2003	2002
Resilient Flooring	$308.3	$304.0	$595.0	$585.3
Wood Flooring	181.6	190.0	348.8	350.9
Textiles and Sports Flooring	67.1	60.1	129.1	114.1
Building Products	216.7	205.1	423.8	400.6
Cabinets	53.2	66.5	105.1	122.8

Total sales to external customers	$826.9	$825.7	$1,601.8	$1,573.7

	Three Months Ended June 30,		Six Months Ended June 30,
Segment operating income (loss)	2003	2002	2003	2002
Resilient Flooring	$19.1	$20.8	$36.7	$39.6
Wood Flooring	5.7	18.5	7.9	27.2
Textiles and Sports Flooring	(3.1)	(0.3)	(9.1)	(2.2)
Building Products	27.8	24.5	45.6	47.2
Cabinets	(2.4)	0.6	(6.0)	3.8
All Other	0.5	0.8	0.9	1.4

Total segment operating income	47.6	64.9	76.0	117.0
Unallocated Corporate (expense)	(81.0)	(9.3)	(98.1)	(20.9)

Total consolidated operating income (loss)	$(33.4)	$55.6	$(22.1)	$96.1

Segment assets	June 30, 2003	December 31, 2002
Resilient Flooring	$958.9	$890.7
Wood Flooring	637.6	619.7
Textiles and Sports Flooring	216.4	203.4
Building Products	561.2	544.6
Cabinets	117.7	116.6
All Other	19.5	18.4

Total segment assets	2,511.3	2,393.4
Assets not assigned to segments	2,022.5	2,111.4

Total consolidated assets	$4,533.8	$4,504.8

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

Liabilities subject to compromise at June 30, 2003 and December 31, 2002 are as follows:

(amounts in millions)	June 30, 2003	December 31, 2002
Debt (at face value)	$1,400.7	$1,400.7
Asbestos-related liability	3,199.6	3,190.6
Prepetition trade payables	50.8	51.7
Prepetition other payables and accrued interest	58.8	60.4
ESOP loan guarantee	157.7	157.7

Total liabilities subject to compromise	$4,867.6	$4,861.1

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

NOTE 5. INVENTORIES

(amounts in millions)	June 30, 2003	December 31, 2002
Finished goods	$338.3	$294.3
Goods in process	52.9	46.6
Raw materials and supplies	169.7	172.1
Less LIFO and other reserves	(76.5)	(69.6)

Total inventories, net	$484.4	$443.4

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

The following table represents the changes in goodwill since December 31, 2002.

(amounts in millions)

Goodwill by segment	January 1, 2003	Adjustments, net(1)	Impairments	June 30, 2003
Resilient Flooring	$89.3	$8.6	$—	$97.9
Wood Flooring	113.8	—	—	113.8
Building Products	11.9	1.0	—	12.9
Cabinets	12.6	—	—	12.6

Total consolidated goodwill	$227.6	$9.6	$—	$237.2

(1)	Effects of foreign exchange

The following table details amounts related to AHI’s intangible assets as of June 30, 2003 and December 31, 2002.

	June 30, 2003		December 31, 2002
(amounts in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Computer software	$104.1	$52.8	$100.6	$44.7
Land use rights and other	4.4	0.9	4.4	0.8

Total	$108.5	$53.7	$105.0	$45.5

Unamortized intangible assets
Trademarks and brand names	$29.1		$29.1

Total intangible assets	$137.6		$134.1

Aggregate Amortization Expense
For the six months ended June 30, 2003		$7.9
For the six months ended June 30, 2002		$6.6

NOTE 7. RESTRUCTURING AND OTHER ACTIONS

The following table summarizes activity in the reorganization and restructuring accruals for the first six months of 2003 and 2002. The net amount of charges and reversals in the table may not agree to the amounts as reported in the income statement because the income statement includes non-cash charges for enhanced retirement benefits that did not affect the restructuring accrual accounts summarized below.

(amounts in millions)	Beginning Balance	Cash Payments	Charges	Reversals	Other	Ending Balance
2003	$9.1	(2.1)	4.5	(0.4)	0.4	$11.5
2002	8.9	(0.9)	2.3	—	0.4	10.7

A $3.2 million restructuring charge was recorded in the first quarter of 2003. The charge related to severance benefits for approximately 52 employees in the Textiles and Sports Flooring ($2.3 million) and Resilient Flooring ($0.9 million) segments, as part of the restructuring plan to consolidate certain functions in the European flooring business.

A $1.3 million restructuring charge was recorded in the second quarter of 2003. The charge related primarily to severance benefits for approximately 11 employees in the Textiles and Sports Flooring ($0.7 million) and Resilient Flooring ($0.6 million) segments, as part of the continuing restructuring plan to consolidate certain functions in the European flooring business. In addition, $0.4 million of the remaining accrual from the second quarter 2002 charge in the Resilient Flooring segment was reversed, comprising certain severance accruals that were no longer necessary.

A $0.5 million restructuring charge was recorded in the first quarter of 2002. The charge related to severance benefits for 11 employees in the Textiles and Sports Flooring segment to reflect staffing needs for prevailing business conditions and continued efforts initiated in the fourth quarter of 2001.

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

Substantially all of the remaining balance of the restructuring accrual as of June 30, 2003 relates to a noncancelable-operating lease, which extends through 2017, and severance for terminated employees with extended payouts, the majority of which will be paid by the second quarter of 2004.

NOTE 8. PRODUCT WARRANTIES

AHI provides direct customer and end-user warranties for its products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. Generally, the terms of these warranties range up to 25 years and provide for the repair or replacement of the defective product. AHI collects and analyzes warranty claims data with a focus on the historical amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table illustrates the activity for product warranties for the first six months of 2003 and 2002:

(amounts in millions)	2003	2002
Balance at January 1	$22.7	$19.2
Reductions for payments	(20.9)	(17.4)
Current year warranty accruals	21.7	17.9
Preexisting warranty accrual changes	(0.1)	(0.3)
Effects of foreign exchange translation	0.8	0.8

Balance at June 30	$24.2	$20.2

NOTE 9. SUPPLEMENTAL CASH FLOW INFORMATION

(amounts in millions)	Six Months Ended June 30,
	2003	2002
Interest paid	$1.6	$2.8
Income taxes paid, net	$10.7	$12.9

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

Asbestos-Related Personal Injury Liability

In March 2003, AWI filed an amended Plan of Reorganization and disclosure statement and in May 2003, AWI filed a further amended Plan of Reorganization (“POR”). The POR represents the product of negotiations with and is supported by the Asbestos Personal Injury Claimants’ Committee, the Unsecured Creditors’ Committee and the Future Claimants’ Representative. Based upon the events that occurred through early March 2003, management concluded that it could reasonably estimate its probable liability for asbestos-related current and future personal injury claims. Accordingly, in the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase the liability. The recorded asbestos-related liability for personal injury claims of approximately $3.2 billion at June 30, 2003 and December 31, 2002, which was treated as subject to compromise, represents the estimated amount of liability that is implied based upon the negotiated resolution reflected in the POR, the total consideration expected to be paid to the Asbestos PI Trust pursuant to the POR and a recovery value percentage for the allowed claims of the Asbestos PI Trust that is equal to the estimated recovery value percentage for the allowed non-asbestos unsecured claims. Pursuant to the POR, all current and future asbestos-related personal injury claims will be channeled to the Asbestos PI Trust for resolution and, upon emergence from Chapter 11, reorganized AWI will not have any responsibility for the claims or participate in their resolution.

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

Collateral Requirements

During 2000, AWI had secured a bond for $56.2 million to meet minimum collateral requirements established by the Center with respect to asbestos-related personal injury claims asserted against AWI. On October 27, 2000, the insurance company that underwrote the surety bond informed AWI and the Center of its intention not to renew the surety bond effective February 28, 2001. On February 6, 2001, the Center advised the surety of the Center’s demand for payment of the face value of the bond. The surety filed a motion with the Court seeking to restrain the Center from drawing on the bond. The motion was not granted. On March 28, 2001, the surety filed an amended complaint in the Court seeking similar relief. In addition, on April 27, 2001, AWI filed a complaint and a motion with the Court seeking an order, among other things, enjoining the Center from drawing on the bond or, in the event the Center is permitted to draw on the bond, requiring that the proceeds of any such draw be deposited into a Court-approved account subject to further order of the Court. Judge Alfred M. Wolin of the Federal District Court for the District of New Jersey (the “District Court”), who is also presiding over AWI’s Chapter 11 Case, indicated he would determine these matters. In the spring of 2002, the surety and the Center agreed to voluntarily dismiss the surety’s complaint against the Center in light of AWI’s filing of its complaint. The parties filed cross-motions for summary judgment with respect to the issue of whether the Center is entitled to draw on the surety bond. On March 28, 2003, the District Court granted in part the Center’s motion for summary judgment, and rejected certain defenses to the Center’s attempt to draw on the surety bond. The District Court further ruled that the surety bond did not cover settlements with asbestos claimants that were not documented as of the Filing. On April 7, 2003, the Center filed a motion to vacate that portion of the District Court’s opinion that ruled that the surety bond does not cover any settlement not documented as of the Filing. On July 9, 2003, the District Court granted AWI’s motion for summary judgment in favor of AWI, dismissing the Center’s claims against AWI on the basis that the surety bond is unenforceable.

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

Continued prosecution of these actions and the commencement of any new asbestos property damage actions are stayed due to the Filing. A separate creditors’ committee representing the interests of property damage asbestos claimants was appointed in the Chapter 11 Case. In March 2002, the Court allowed certain alleged holders of asbestos property damage claims to file a class proof of claim against AWI. In July 2002, the Court denied the certification of the proposed class and held that the plaintiffs’ proof of claim shall only be effective as to the named claimants. The plaintiffs’ motion for leave to appeal to the U.S. District Court was denied by Judge Wolin on October 3, 2002. As part of determining whether AWI asbestos containing resilient floor covering products give rise to property damage liability, the Court conducted an initial hearing on September 26 – 27, 2002 to decide the type of scientific testing allowable under the Federal Rules of Evidence to prove or disprove whether such products cause building contamination. On October 22, 2002, the Court granted AWI’s requested relief and ruled that the methodology offered by the Asbestos Property Damage Committee in support of its claims is not a scientifically valid method of quantifying the level of asbestos contamination in a building. On November 1, 2002, the Court directed that all property damage claimants provide, in support of their claims, substantiation that Armstrong flooring products were used in the claimants’ buildings. The Court’s deadline for submission of such product identification documentation was February 10, 2003. Prior to the Court’s deadline, AWI reached an agreement in principle to settle approximately 360 property damage claims, which alleged damages of $0.2 billion, for $2 million, which will be funded by insurance. The Court approved this settlement on April 4, 2003. During the second quarter of 2003, AWI reached an agreement in principle to settle the remaining approximately 100 property damage claims that alleged damages of $0.6 billion, for approximately $7 million, which is to be funded by insurance. This agreement has been filed with the Court, but has not yet been approved.

Due to the agreements discussed above, AWI has recorded a liability (and an equal insurance asset) of $9 million related to asbestos-related property damage claims as of June 30, 2003.

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

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the first quarter of 2001, a new trial judge was selected for the ADR. The new trial judge conducted hearings in 2001 and determined not to rehear matters decided by the previous judge. In the first quarter of 2002, the new trial judge concluded the ADR trial proceeding with findings in favor of AWI on substantially all key issues. Liberty Mutual, the only insurer that is still a party to the ADR, appealed that final judgment. Appellate argument was held on March 11, 2003. On July 30, 2003, the appellate arbitrators ruled that AWI’s claims against certain Liberty Mutual policies were barred by the statute of limitations. The ruling did not address the merits of any of the other issues Liberty Mutual raised in its appeal. Based on that unfavorable ruling, AWI concluded that $73 million of previously recorded insurance assets were no longer probable of recovery. AWI has filed a request with the appellate panel for a rehearing. AWI was also ordered to reimburse Liberty Mutual for certain costs and administration fees that Liberty Mutual incurred during the ADR. The amount of these costs and fees are unknown and AWI is currently unable to estimate the amount.

In July 2002, AWI filed a lawsuit against Liberty Mutual in the Federal District Court for the Eastern District of Pennsylvania seeking, among other things, a declaratory judgment with respect to certain policy issues not subject to binding ADR. The Federal District Court has not yet set a schedule to hear this matter.

One of the insurance carriers, Reliance Insurance Company, was placed under an order of liquidation by the Pennsylvania Insurance Department during October 2001 due to financial difficulties. The order of liquidation prohibits Reliance from making any claim payments under the insurance policies until the liquidation occurs. AWI filed a proof of claim against Reliance during July 2003. It is uncertain when AWI will receive proceeds from Reliance under these insurance policies.

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

On June 13, 2003, the New Hampshire Insurance Department placed The Home Insurance Company (“Home”) under an order of liquidation. Less than $10 million of AWI’s recorded insurance asset is based on policies with Home, which management believes is still probable of recovery. AWI intends to file a proof of claim against Home by the June 2004 deadline. It is uncertain when AWI will receive proceeds from Home under these insurance policies.

Insurance Asset

An insurance asset in respect of asbestos claims in the amount of $120.1 million is recorded as of June 30, 2003 compared to $198.1 million recorded at December 31, 2002. During the second quarter of 2003, AWI reduced its previously recorded insurance asset for asbestos-related personal injury claims by $73 million reflecting management’s current assessment of probable insurance recoveries in light of the ADR appellate panel decision. The $73 million was recorded as a charge for asbestos liability, net, in the accompanying condensed consolidated statement of earnings. Also during the second quarter of 2003, $14 million of asbestos personal injury insurance recoveries were received and $9 million of an insurance asset was recorded for asbestos property damage claims based on agreements reached during the first half of 2003.

Of the total $111.1 million recorded asset for asbestos personal injury claims at June 30, 2003, approximately $22.0 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI’s belief in the availability of insurance in this amount, based upon AWI’s success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation or litigation. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $79 million of the $111.1 million asset for asbestos personal injury claims is determined from agreed coverage in place and is therefore directly related to the amount of the liability. Of the $111.1 million, $16.0 million has been recorded as a current asset as of June 30, 2003 reflecting management’s estimate of the minimum insurance payments to be received in the next 12 months. As of July 2003, approximately $8.0 million of the $16.0 million current asset is past due based on a previous settlement agreement. AWI believes collection of the full amount is still probable and therefore has not established a reserve against these receivables.

AWI believes that the process of pursuing disputed insurance coverage may result in additional settlement amounts than already recorded. However, many uncertainties remain in this process. AWI did not increase the estimated insurance recovery asset in the fourth quarter of 2002, when it revised its recorded asbestos liability for personal injury claims by $2.5 billion, due to these uncertainties..

Cash Flow Impact

As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related claims in the first six months of 2003 or 2002. AWI received asbestos-related insurance recoveries of $14.0 million and $16.0 million, respectively during the first six months of 2003 and 2002. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements. Management estimates that the timing of future cash recoveries of the recorded asset may extend beyond 10 years.

Potential Legislation

The media has been reporting that progress is being made among some industry groups, insurers, labor unions and members of the United States Congress, on reaching a comprehensive legislative approach to the asbestos litigation issue through a proposed national privately funded trust. The United States Senate Judiciary Committee has recently reached an agreement to submit a bill in the coming weeks for consideration by the full Senate. There is uncertainty as to whether this or any other proposal will become law, and what impact, if any, there might be on AWI’s asbestos liability and/or AWI’s Chapter 11 Case. Prior efforts to enact asbestos legislation have not been successful.

Conclusion

Many uncertainties continue to exist about the matters impacting AWI’s asbestos-related liability and insurance asset. These uncertainties include the impact of the Filing and the Chapter 11 process, the number of future claims to be filed, the ultimate value of the asbestos liability, the impact of any potential legislation, the impact of the ADR proceedings on the insurance asset and the financial condition of AWI’s insurance carriers. During 2003, AWI has not revised its previously recorded liability for asbestos-related personal injury claims. However, during the second quarter of 2003, AWI reduced its previously recorded insurance asset for asbestos-related personal injury claims by $73 million reflecting management’s current assessment of probable insurance recoveries based on the unfavorable ruling by the ADR appellate panel.

Additionally, although a POR and Disclosure Statement have been filed with the Court and submitted for voting by creditors, implementation of the POR is subject to the creditors’ vote and confirmation of the POR in accordance with the provisions of the Bankruptcy Code. AWI is unable to predict when and if the POR will be confirmed. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded liability and insurance asset are possible and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability and insurance asset in light of future developments in the Chapter 11 Case and make changes to the recorded amounts if and when it is appropriate.

NON-CHAPTER 11 ASBESTOS-RELATED LITIGATION

An Armstrong domestic subsidiary that is not a party to the Chapter 11 case is a defendant in one asbestos-related litigation matter pending in California state court. It is asserted that the plaintiff was exposed to asbestos for over 40 years in various occupations, including while aboard various ships in the 1940s and 1950s, and as a result died from an asbestos-related disease. It is alleged that the Armstrong subsidiary is a “successor in interest” to a company that owned one of these vessels. The case, which has multiple defendants, has been scheduled for trial in November 2003. Armstrong denies liability and is aggressively defending the matter. Armstrong has not recorded any liability for this matter.

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

Armstrong is involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”), and similar state laws at approximately 23 sites. In most cases, Armstrong is one of many potentially responsible parties (“PRPs”) which have potential liability for the required investigation and remediation of each site and which, in some cases, have agreed to jointly fund that required investigation and remediation. With regard to some sites, however, Armstrong disputes the liability, the proposed remedy or the proposed cost allocation among the PRPs. Armstrong may have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.

Armstrong has been remediating environmental contamination resulting from past industrial activity at certain of its former plant sites. AWI’s payments and remediation work on such sites for which AWI is the potentially responsible party is under review in light of the Chapter 11 Filing. The bar date for claims from several environmental agencies has been extended into the third quarter of 2003.

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

In July 2003, the United States Environmental Protection Agency (“EPA”) notified Armstrong, as a PRP at a particular Superfund site, of the EPA’s estimate of the site’s future cleanup costs, with its assessment of AWI’s share of the costs being a range of $17.8 million to $26.2 million. AWI is currently reviewing this matter but disputes the assessment. While AWI believes that it is probable that it has some liability for this matter, AWI cannot estimate the range of its probable liability for this site due to the timing of the EPA notification and has therefore not recorded a liability. Management will continue to review the matter and record a liability when it can be reasonably estimated, which is expected to be no earlier than the fourth quarter of 2003.

AWI is subject to a unilateral order by the Oregon Department of Environmental Quality (“DEQ”) to conduct a remedial investigation and feasibility study and any necessary remedial design and action at its St. Helens, Oregon facility, as well as the adjacent Scappoose Bay. AWI has denied liability for the Scappoose Bay, but has cooperated with the DEQ regarding its owned property. Other potentially responsible parties who are not yet subject to orders by the DEQ include former site owners Owens Corning (“OC”) and Kaiser Gypsum Company, Inc. (“Kaiser”). AWI has entered into an agreement with Kaiser for the sharing of costs and responsibilities with respect to the remedial investigation, feasibility study and remedy selection at the site. OC has entered into a settlement with the DEQ. Pursuant to the settlement, OC will make a lump sum payment to the DEQ in exchange for contribution protection (including protection against common law and statutory contribution claims by AWI against OC) and a covenant not to sue. AWI has negotiated with the DEQ how these funds will be made available for the investigation and remedial action for the site. AWI has recorded an environmental liability with respect to the St. Helens remedial investigations and feasibility study at its facility, but not for Scappoose Bay because AWI continues to dispute responsibility for any contamination in Scappoose Bay.

Liabilities of $21.5 million at June 30, 2003 and $21.2 million at December 31, 2002 were for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $11.4 million of the June 30, 2003 and December 31, 2002 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $3.1 million and $3.3 million at June 30, 2003 and December 31, 2002, respectively.

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

FORMER EMPLOYEES CLAIM

Former Armstrong employees that were separated in two business divestitures in 2000 brought two purported class actions against the Retirement Committee of AWI, certain current and former members of the Retirement Committee, the Retirement Savings and Stock Ownership Plan (RSSOP), AHI and the trustee bank of the RSSOP. Plaintiffs allege breach of Employee Retirement Income Security Act (ERISA) fiduciary duties and other violations of ERISA pertaining to losses in their RSSOP accounts, which were invested in Armstrong common stock.

While Armstrong believes there are substantive defenses to the allegations and while denying liability, an agreement was reached to settle this matter. Contributors to the settlement are AWI, its insurer and the trustee bank of the RSSOP. The full amount of the settlement will be allocated among approximately 370 former employees. AWI’s portion of the settlement is $1.0 million, which will be treated as convenience claims in the Chapter 11 Case. The settlement was approved by the Bankruptcy Court on March 31, 2003 and by the United States District Court (Eastern District of PA) on June 16, 2003. Based upon the Bankruptcy Court’s approval of the settlement, AWI recorded a $1.0 million charge in the first quarter of 2003 as an other non-operating expense.

DEPARTMENT OF LABOR DISCUSSIONS

Subsequent to an audit by the United States Department of Labor (“DOL”), Armstrong was informed that the DOL was challenging the validity of the use of certain contributions, in the approximate aggregate amount of $33.4 million, to fund debt payments made by the Armstrong Employee Stock Ownership Plan (“ESOP”), as provided for by that plan. Armstrong is cooperating with the DOL to address its questions and concerns about those transactions. Armstrong believes that it fully complied with all applicable laws and regulations governing the plan. Armstrong and the DOL have reached an agreement in principle subject to certain conditions, including approval by the Bankruptcy Court, to resolve this matter with a funding to the ESOP of $1.5 million, which will be distributed to plan participants in accordance with terms of the agreement. A portion of the agreement will be funded by insurance and third parties. Due to the uncertainty of resolving these conditions, Armstrong has not yet recorded any liability related to this matter.

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

NOTE 11. SUBSEQUENT EVENT

In July 2003, AHI announced its plans to close the Wood Flooring manufacturing location in Port Gibson, Mississippi, effective September 2003, due to excess production capacity. The production will be transferred to another Wood Flooring location and will result in a net reduction of approximately 130 positions. It is expected that charges of approximately $15 million will be recorded during the second half of 2003 to cover equipment write-downs and severance.

NOTE 12. DIFFERENCES BETWEEN ARMSTRONG HOLDINGS, INC. AND ARMSTRONG WORLD INDUSTRIES, INC.

The difference between the condensed consolidated financial statements is primarily due to stock activity and intercompany transactions.

NOTE 13. EARNINGS PER SHARE

The difference between the average number of basic and diluted common shares outstanding is due to contingently issuable shares. Earnings per share components may not add due to rounding.

Independent Accountants’ Review Report

The Board of Directors and Shareholders

Armstrong Holdings, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Armstrong Holdings, Inc., and subsidiaries (“the Company”) as of June 30, 2003, and the related condensed consolidated statements of earnings for the three and six-month periods ended June 30, 2003 and 2002, and the related condensed consolidated statements of cash flows and shareholders’ equity for the six-month periods ended June 30, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

August 6, 2003

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings

(amounts in millions)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales	$826.9	$825.7	$1,601.8	$1,573.7
Cost of goods sold	646.5	618.1	1,254.9	1,171.9

Gross profit	180.4	207.6	346.9	401.8
Selling, general and administrative expenses	146.0	156.3	303.3	314.9
Charge for asbestos liability, net	73.0	—	73.0	—
Restructuring and reorganization charges, net	0.9	2.2	4.1	2.7
Equity (earnings) from affiliates, net	(6.1)	(6.5)	(11.4)	(11.9)

Operating income (loss)	(33.4)	55.6	(22.1)	96.1
Interest expense (unrecorded contractual interest of $24.8, $24.8, $49.5 and $49.5, respectively)	2.6	3.3	5.4	6.8
Other non-operating expense	1.2	1.1	2.5	1.8
Other non-operating (income)	(0.9)	(1.2)	(1.7)	(2.4)
Chapter 11 reorganization costs, net	5.9	6.3	9.9	12.5

Earnings (loss) before income taxes and cumulative effect of a change in accounting principle	(42.2)	46.1	(38.2)	77.4
Income tax expense (benefit)	(7.9)	18.4	(5.8)	27.8

Earnings (loss) before cumulative effect of a change in accounting principle	(34.3)	27.7	(32.4)	49.6
Cumulative effect of a change in accounting principle, net of tax of $2.2	—	—	—	(593.8)

Net earnings (loss)	$(34.3)	$27.7	$(32.4)	$(544.2)

See accompanying notes to condensed consolidated financial statements beginning on page 33.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	Unaudited June 30, 2003	December 31, 2002
Assets
Current Assets:
Cash and cash equivalents	$318.9	$380.0
Accounts and notes receivable, net	407.7	332.4
Inventories, net	484.4	443.4
Deferred income taxes	14.8	14.7
Other current assets	83.3	85.4

Total current assets	1,309.1	1,255.9
Property, plant and equipment, less accumulated depreciation and amortization of $1,350.2 and $1,263.8, respectively	1,303.8	1,303.7
Insurance receivable for asbestos-related liabilities, noncurrent	104.1	174.1
Prepaid pension costs	443.0	435.2
Investment in affiliates	48.6	43.9
Goodwill, net	237.2	227.6
Other intangibles, net	83.9	88.6
Deferred income taxes, noncurrent	895.3	869.7
Other noncurrent assets	108.8	106.1

Total assets	$4,533.8	$4,504.8

Liabilities and Shareholder’s Equity
Current liabilities:
Short-term debt	$9.4	$12.3
Current installments of long-term debt	8.5	6.7
Accounts payable and accrued expenses	351.5	359.3
Short term amounts due to affiliates	10.0	9.4
Income taxes	39.0	26.1

Total current liabilities	418.4	413.8
Liabilities subject to compromise	4,872.3	4,865.8
Long-term debt, less current installments	42.2	39.9
Postretirement and postemployment benefit liabilities	257.1	255.1
Pension benefit liabilities	203.6	185.9
Other long-term liabilities	75.3	75.0
Deferred income taxes	21.1	20.8
Minority interest in subsidiaries	9.7	9.5

Total noncurrent liabilities	5,481.3	5,452.0
Shareholder’s equity (deficit):
Common stock, $1 par value per share Authorized 200 million shares; issued 51,878,910 shares	51.9	51.9
Capital in excess of par value	172.9	172.9
Reduction for ESOP loan guarantee	(142.2)	(142.2)
Accumulated deficit	(935.3)	(902.9)
Accumulated other comprehensive income (loss)	15.3	(12.2)
Less common stock in treasury, at cost 2003 and 2002 – 11,393,170 shares	(528.5)	(528.5)

Total shareholder’s deficit	(1,365.9)	(1,361.0)

Total liabilities and shareholder’s equity	$4,533.8	$4,504.8

See accompanying notes to condensed consolidated financial statements beginning on page 33.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholder’s Equity

(amounts in millions, except per share amounts)

Unaudited

	2003		2002
Common stock, $1 par value:
Balance at beginning of year and June 30	$51.9		$51.9

Capital in excess of par value:
Balance at beginning of year and June 30	$172.9		$173.2

Reduction for ESOP loan guarantee:
Balance at beginning of year and June 30	$(142.2)		$(142.2)

Retained earnings (accumulated deficit):
Balance at beginning of year	$(902.9)		$1,239.9
Net loss for year	(32.4)	$(32.4)	(544.2)	$(544.2)

Balance at June 30	$(935.3)		$695.7

Accumulated other comprehensive income (loss):
Balance at beginning of year	$(12.2)		$(47.1)
Foreign currency translation adjustments	28.5		26.1
Derivative gain, net	0.4		3.8
Minimum pension liability adjustments	(1.4)		(2.9)

Total other comprehensive income	27.5	27.5	27.0	27.0

Balance at June 30	$15.3		$(20.1)

Comprehensive loss		$(4.9)		$(517.2)

Less treasury stock at cost:
Balance at beginning of year and June 30	$528.5		$528.5

Total shareholder’s equity (deficit)	$(1,365.9)		$230.0

See accompanying notes to condensed consolidated financial statements beginning on page 33.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(32.4)	$(544.2)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Cumulative effect of change in accounting principle, net	—	593.8
Depreciation and amortization	70.7	66.2
Deferred income taxes	(25.4)	(2.5)
Equity (earnings) from affiliates, net	(11.4)	(11.9)
Chapter 11 reorganization costs, net	9.9	12.5
Chapter 11 reorganization costs payments	(12.9)	(10.0)
Restructuring and reorganization charges, net of reversals	4.1	2.7
Restructuring and reorganization payments	(2.1)	(0.9)
Asbestos-related insurance recoveries	14.0	16.0
Charge for asbestos liability, net	73.0	—
Cash effect of hedging activities	(11.6)	(8.4)
Changes in operating assets and liabilities net of effects of reorganizations and restructuring
(Increase) in receivables	(62.6)	(59.3)
(Increase)/decrease in inventories	(28.4)	4.8
(Increase) in other current assets	(2.0)	(6.7)
(Increase) in other noncurrent assets	(7.5)	(22.1)
Increase/(decrease) in accounts payable and accrued expenses	(23.4)	32.5
Increase in income taxes payable	12.7	18.6
Increase in other long-term liabilities	3.0	5.2
Other, net	(0.3)	9.2

Net cash (used for) provided by operating activities	(32.6)	95.5

Cash flows from investing activities:
Purchases of property, plant and equipment and computer software	(39.6)	(48.1)
Distributions from equity affiliates	7.0	8.0
Proceeds from the sale of assets	1.8	3.3

Net cash (used for) investing activities	(30.8)	(36.8)

Cash flows from financing activities:
Increase in short-term debt, net	0.4	8.8
Payments of long-term debt	(2.3)	(1.9)
Other, net	—	(1.1)

Net cash (used for) provided by financing activities	(1.9)	5.8

Effect of exchange rate changes on cash and cash equivalents	4.2	3.6

Net (decrease) increase in cash and cash equivalents	$(61.1)	$68.1
Cash and cash equivalents at beginning of year	380.0	277.4

Cash and cash equivalents at end of period	$318.9	$345.5

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

Operating results for the second quarter and six months of 2003 and the corresponding periods of 2002 included in this report are unaudited. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Effective May 31, 2003, Armstrong adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which addresses accounting for certain financial instruments with characteristics of both liabilities and equity. AHI’s current results of operations and financial position have not been affected.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” The requirements for variable interest entities created after January 31, 2003 were adopted on February 1, 2003. Armstrong’s current results of operations and financial position have not been affected. The requirements for existing variable interest entities are effective July 1, 2003. While Armstrong is finalizing its review, adoption on July 1, 2003 is not anticipated to have an impact on Armstrong’s consolidated results of operations or financial condition.

Effective December 31, 2002, Armstrong adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which requires the following disclosure in annual and interim reports. The following table illustrates the effect on net income (loss) if Armstrong had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-based Compensation,” to stock-based employee compensation.

(amounts in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$(34.3)	$27.7	$(32.4)	$(544.2)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	0.2	0.1	0.4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.1)	(0.2)	(0.2)	(0.7)

Pro forma net income (loss)	$(34.4)	$27.7	$(32.5)	$(544.5)

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

Plan of Reorganization

On November 4, 2002, AWI filed a Plan of Reorganization with the Court. AWI has since filed several amended plans of reorganization with the Court, along with selected exhibits. The latest amended Plan of Reorganization, with certain exhibits, was filed on May 23, 2003 (as so amended, it is referred to in this report as the “POR”). The POR has been endorsed by AHI’s Board of Directors and is supported by the Asbestos Personal Injury Claimants’ Committee, the Unsecured Creditors’ Committee and the Future Claimants’ Representative. At present, AWI has not yet reached agreement with the Asbestos Property Damage Committee with respect to the terms and provisions of the POR. The POR was mailed to creditors for voting in June 2003. The Court has established September 22, 2003 as the deadline for creditors to vote on the POR and to file objections to the POR. The POR provides for AWI to continue to conduct its existing lines of business with a reorganized capital structure, under which, among other things, its existing shares will be cancelled and new common shares and notes will be issued to its unsecured creditors and to a trust to be established under the POR for the benefit of current and future asbestos personal injury claimants, in full satisfaction of their claims against AWI, as further discussed below. The POR excludes Armstrong’s Nitram and Desseaux subsidiaries. Implementation of the POR and the treatment of claims and interests as provided therein are subject to confirmation of the POR in accordance with the provisions of the Bankruptcy Code. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain.

Disclosure Statement

On December 20, 2002, a proposed disclosure statement with respect to the POR was filed with the Court. On December 26, 2002, AWI filed projected financial information with the Court as an exhibit to the disclosure statement (therein known as “Exhibit C”). Following various amendments, on May 30, 2003, the Court approved the Disclosure Statement (as so amended, it is referred to in this report as the “Disclosure Statement”) and it was distributed by AWI with the POR for creditor voting on the POR in June 2003.

As indicated in the Disclosure Statement and its exhibits, the projected financial information and various estimates of value therein discussed (as previously submitted or as to be revised) should not be regarded as representations or warranties by AWI, AHI or any other person as to the accuracy of such information or that any such projection or valuation will be realized. The information in the Disclosure Statement, including the projected financial information and estimates of value, was prepared by AWI and its financial advisors. This information has not been audited or reviewed by independent accountants. The Disclosure Statement discusses the significant assumptions used in preparation of the projected financial information and estimates of value.

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

Consideration to Be Distributed under the POR

The Asbestos PI Trust and the holders of unsecured claims will share in the POR consideration that is made up of the following components:

•	Available Cash, which is comprised of:

•	Cash available on the effective date of the POR after reserving up to $100 million to fund ongoing operations and making provisions for certain required payments under the POR,

•	Any cash drawn, at AWI’s sole discretion, under an exit finance facility for the purpose of funding distributions under the POR, and

•	Certain insurance proceeds related to environmental matters

•	Plan Notes of reorganized AWI and/or net proceeds from any private offerings of debt securities, and

•	Substantially all of the outstanding common stock of reorganized AWI

The total amount of Plan Notes will be the greater of (i) $1.125 billion less Available Cash and (ii) $775 million. However, AWI will use reasonable efforts to issue one or more private offerings of debt securities on, or as soon as practicable after, the Effective Date that would yield net proceeds at least equal to the amount of the Plan Notes prescribed by the Plan. If the private offerings are successful, the Plan Notes would not be issued. If the offerings yield proceeds less than the amount of the Plan Notes prescribed by the Plan, AWI will issue Plan Notes equal to the difference. The private offerings, if issued, will not be registered under the Securities Act of 1933 and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. If only the Plan Notes are issued, AWI expects to issue three series of Plan Notes with the following terms:

•	$275 million of Plan Notes with a five-year maturity with a floating interest rate

•	$250 million of Plan Notes with a seven-year maturity with a fixed interest rate

•	$250 million of Plan Notes with a ten-year maturity with a fixed interest rate

The POR provides that unsecured creditors, other than convenience creditors described below, will receive their pro rata share of:

•	34.43% of the new common stock,

•	34.43% of the first $1.05 billion of

•	Up to $300 million of Available Cash and

•	The principal amount of each series of Plan Notes and/or net cash proceeds from any private debt offerings of debt securities.

•	60% of the next $50 million of Available Cash and, if such Available Cash is less than $50 million, then 60% of each series of Plan Notes and/or net cash proceeds from any private debt offerings of debt securities, in an amount equal to the difference between $50 million and the amount of such Available Cash, and

•	34.43% of the remaining amount of Available Cash and each series of Plan Notes and/or net cash proceeds from any private debt offerings of debt securities.

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

Under the POR, the existing equity interests in AWI will be cancelled. The POR provides for the distribution, with respect to existing equity, of warrants to purchase shares of reorganized AWI (the “Warrants”). The terms of the Warrants will be provided in an exhibit to the POR. The Warrants:

•	Would constitute 5% of the common stock of reorganized AWI on a fully diluted basis, upon exercise of all the Warrants;

•	Would have a scheduled 7-year exercisable term from the effective date of the POR; and

•	Would contain an exercise price equal to 125% of the per share equity value of reorganized AWI, as agreed among the financial advisers for AWI, the Asbestos Personal Injury Claimants’ Committee, the Unsecured Creditors’ Committee, and the Future Claimants’ Representative, and which will be set forth in the Court-approved disclosure statement for the POR.

The Warrants are estimated to have a value on the effective date of the POR of approximately $35 million to $40 million. Whether any value will be realized from the Warrants will depend on circumstances after they are issued, particularly whether the market value of the reorganized AWI’s new common stock reaches a value in excess of the exercise price of the Warrants during the period that they may be exercised.

AHI’s shareholders will not be entitled to vote on the POR. However, AHI’s shareholders will be sent a copy of the disclosure statement. If the POR is implemented, the only value that will be available to AHI shareholders is their ratable share of the Warrants. AHI intends to distribute the Warrants to its shareholders if AHI’s Plan of Dissolution (see discussion below) is approved by AHI’s shareholders.

Valuation of Reorganized AWI for Purposes of the POR

In the Disclosure Statement, assuming an Effective Date of the POR of July 1, 2003, and based on estimates of the fair value of reorganized AWI, the total value of consideration to be distributed to the Asbestos PI Trust, other than the asbestos product liability insurance policies, will be approximately $1.8 billion, and the total value of consideration to be distributed to holders of allowed unsecured claims (other than convenience claims) will be approximately $0.9 billion. Based upon the estimated value of the POR consideration and AWI’s estimate that unsecured claims allowed by the Court (other than convenience claims) will total approximately $1.65 billion, AWI estimates that holders of allowed unsecured claims (other than convenience claims) will receive a recovery having a value equal to approximately 59.5% of their allowed claims. AWI’s estimates of the consideration and potential recoveries are based upon many assumptions, including:

•	The estimated reorganization value for AWI is between $2.4 billion and $3.0 billion (with a midpoint of $2.7 billion);

•	The estimated equity value of new common stock is between $24.66 and $35.30 per share with a midpoint of $30.00 per share (assuming a distribution of 56.4 million shares of new common stock to holders of unsecured claims and the Asbestos PI Trust);

•	The Plan Notes will be in the aggregate principal amount of $775 million and are worth their face value

•	AWI expects to have Available Cash of approximately $350 million; and

•	The estimated value of the Warrants is between $35 million and $40 million

The estimated reorganization value was reduced from previously reported amounts based on revised projected financial information that incorporated updated economic conditions.

AHI’s Plan of Dissolution, Winding Up and Distribution (“Plan of Dissolution”)

In connection with the consummation of the POR, the existing equity interests in AWI will be cancelled, the common stock of reorganized AWI will be issued to AWI’s unsecured creditors and the Asbestos PI Trust and the Warrants will be issued to AHI (or a wholly-owned subsidiary of AHI). The Board of Directors of AHI has determined that it is not practicable for AHI to continue in operation as an on-going business owning the Warrants, which will then be AHI’s only asset. The POR contemplates, and the Board of Directors of AHI has approved and recommended, that AHI shareholders voluntarily dissolve AHI and adopt a plan for winding up its affairs in accordance with Pennsylvania law and, subject to completion of AHI’s winding up, distributing the Warrants to the shareholders. A special meeting of AHI shareholders will be called to vote on the Plan of Liquidation in the fall of 2003, and appropriate materials regarding such meeting will be sent to AHI’s shareholders. If the Plan of Dissolution is not approved by AHI’s shareholders, AHI will not distribute the Warrants to AHI’s shareholders and the Board of Directors will determine how to proceed under the circumstances. One alternative in such event may be for AHI to seek involuntary dissolution by order of, and under the supervision of, a Pennsylvania court. The POR provides that reorganized AWI will pay costs and expenses incurred in connection with seeking AHI shareholder approval of the Plan of Dissolution and, if so approved, of administering AHI’s Plan of Dissolution. Reorganized AWI will otherwise have no responsibility for AHI’s on-going costs. More information regarding the contemplated dissolution and winding up of AHI and the Plan of Dissolution will be made available to AHI shareholders in the future.

Next Steps in the Chapter 11 Process

Following the creditor voting, the Court will hold a hearing to consider confirmation of the POR. It is anticipated that such hearing will be in mid-November, 2003. Of course, there can be no certainty that all such events will occur, or if they do, that they will occur in accordance with such timeframes.

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

Bar Date for Filing Claims

The Court established August 31, 2001 as the bar date for all claims against AWI except for asbestos-related personal injury claims and certain other specified claims. A bar date is the date by which claims against AWI must be filed if the claimants wish to participate in any distribution in the Chapter 11 Case. The Court has extended the bar date for claims from several environmental agencies until the third quarter of 2003. A bar date for asbestos-related personal injury claims (other than claims for contribution, indemnification, or subrogation) has been rendered unnecessary under the terms of the POR, which defers such filings until the establishment of a trust to administer such claims.

Approximately 4,600 proofs of claim (including late-filed claims) totaling approximately $6.2 billion alleging a right to payment from AWI were filed with the Court in response to the August 31, 2001 bar date, which are discussed below. AWI continues to investigate claims. The Court will ultimately determine liability amounts that will be allowed as part of the Chapter 11 process.

In its ongoing review of the filed claims, AWI has identified and successfully objected to approximately 1,900 claims totaling $2.0 billion. These claims were primarily duplicate filings, claims that were subsequently amended or claims that are not related to AWI. The Court disallowed these claims with prejudice.

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

During the first quarter of 2003, AWI settled approximately 360 property damage claims that alleged damages of $0.2 billion, for approximately $2 million, which will be funded by insurance. The Court approved this settlement on April 4, 2003. During the second quarter of 2003, AWI reached an agreement in principle to settle the remaining approximately 100 property damage claims that alleged damages of

$0.6 billion, for approximately $7 million, which is to be funded by insurance. This agreement has been filed with the Court, but has not yet been approved. See Note 10 for further discussion of property damage litigation.

Approximately 1,200 claims totaling approximately $1.6 billion alleging a right to payment for financing, environmental, trade debt and other claims are pending with the Court. For these categories of claims, AWI has previously recorded approximately $1.6 billion in liabilities. AWI continues to investigate the claims to determine their validity.

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

Financing

On November 1, 2002, the Court announced it had approved AWI’s motion to reduce the amount of its debtor-in-possession credit facility (the “DIP Facility”) from $200 million to $75 million, eliminate the revolving credit borrowing feature, retain the letter of credit issuance facility and extend the maturity date to December 8, 2003. As of June 30, 2003, AWI had approximately $33.6 million in letters of credit which were issued pursuant to the DIP Facility. As of June 30, 2003, AWI had $192.6 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. AWI believes that cash on hand and generated from operations and dividends from its subsidiaries, together with lines of credit and the DIP Facility, will be adequate to address its foreseeable liquidity needs. Obligations under the DIP Facility, including reimbursement of draws under the letters of credit, if any, constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact

AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. See Note 4 for detail of the liabilities subject to compromise at June 30, 2003 and December 31, 2002. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI’s estimated liability for asbestos-related personal injury claims is also recorded in liabilities subject to compromise. See Note 10 for further discussion of AWI’s asbestos liability.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities during the first six months of 2003 and 2002:

(amounts in millions)	2003	2002
Professional fees	$12.0	$14.0
Interest income, post petition	(1.7)	(1.7)
Reductions to prepetition liabilities	(0.5)	—
Other expense directly related to bankruptcy, net	0.1	0.2

Total Chapter 11 reorganization costs, net	$9.9	$12.5

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

NOTE 3. SEGMENT RESULTS

(amounts in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Net sales to external customers	2003	2002	2003	2002
Resilient Flooring	$308.3	$304.0	$595.0	$585.3
Wood Flooring	181.6	190.0	348.8	350.9
Textiles and Sports Flooring	67.1	60.1	129.1	114.1
Building Products	216.7	205.1	423.8	400.6
Cabinets	53.2	66.5	105.1	122.8

Total sales to external customers	$826.9	$825.7	$1,601.8	$1,573.7

	Three Months Ended June 30,		Six Months Ended June 30,
Segment operating income (loss)	2003	2002	2003	2002
Resilient Flooring	$19.1	$20.8	$36.7	$39.6
Wood Flooring	5.7	18.5	7.9	27.2
Textiles and Sports Flooring	(3.1)	(0.3)	(9.1)	(2.2)
Building Products	27.8	24.5	45.6	47.2
Cabinets	(2.4)	0.6	(6.0)	3.8
All Other	0.5	0.8	0.9	1.4

Total segment operating income	47.6	64.9	76.0	117.0
Unallocated Corporate (expense)	(81.0)	(9.3)	(98.1)	(20.9)

Total consolidated operating income (loss)	$(33.4)	$55.6	$(22.1)	$96.1

	June 30,	December 31,
Segment assets	2003	2002
Resilient Flooring	$958.9	$890.7
Wood Flooring	637.6	619.7
Textiles and Sports Flooring	216.4	203.4
Building Products	561.2	544.6
Cabinets	117.7	116.6
All Other	19.5	18.4

Total segment assets	2,511.3	2,393.4
Assets not assigned to segments	2,022.5	2,111.4

Total consolidated assets	$4,533.8	$4,504.8

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

Liabilities subject to compromise at June 30, 2003 and December 31, 2002 are as follows:

(amounts in millions)	June 30, 2003	December 31, 2002
Debt (at face value)	$1,400.7	$1,400.7
Asbestos-related liability	3,199.6	3,190.6
Prepetition trade payables	50.8	51.7
Prepetition other payables and accrued interest	58.8	60.4
Amounts due to affiliates	4.7	4.7
ESOP loan guarantee	157.7	157.7

Total liabilities subject to compromise	$4,872.3	$4,865.8

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

NOTE 5. INVENTORIES

(amounts in millions)	June 30, 2003	December 31, 2002
Finished goods	$338.3	$294.3
Goods in process	52.9	46.6
Raw materials and supplies	169.7	172.1
Less LIFO and other reserves	(76.5)	(69.6)

Total inventories, net	$484.4	$443.4

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

The following table represents the changes in goodwill since December 31, 2002.

(amounts in millions)

Goodwill by segment	January 1, 2003	Adjustments, net(1)	Impairments	June 30, 2003
Resilient Flooring	$89.3	$8.6	$—	$97.9
Wood Flooring	113.8	—	—	113.8
Building Products	11.9	1.0	—	12.9
Cabinets	12.6	—	—	12.6

Total consolidated goodwill	$227.6	$9.6	$—	$237.2

(1)	Effects of foreign exchange

The following table details amounts related to Armstrong’s intangible assets as of June 30, 2003 and December 31, 2002.

	June 30, 2003		December 31, 2002
(amounts in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Computer software	$104.1	$52.8	$100.6	$44.7
Land use rights and other	4.4	0.9	4.4	0.8

Total	$108.5	$53.7	$105.0	$45.5

Unamortized intangible assets
Trademarks and brand names	$29.1		$29.1

Total intangible assets	$137.6		$134.1

Aggregate Amortization Expense
For the six months ended June 30, 2003	$7.9
For the six months ended June 30, 2002	$6.6

NOTE 7. RESTRUCTURING AND OTHER ACTIONS

The following table summarizes activity in the reorganization and restructuring accruals for the first six months of 2003 and 2002. The net amount of charges and reversals in the table may not agree to the amounts as reported in the income statement because the income statement includes non-cash charges for enhanced retirement benefits that did not affect the restructuring accrual accounts summarized below.

(amounts in millions)	Beginning Balance	Cash Payments	Charges	Reversals	Other	Ending Balance
2003	$9.1	(2.1)	4.5	(0.4)	0.4	$11.5
2002	8.9	(0.9)	2.3	—	0.4	10.7

A $3.2 million restructuring charge was recorded in the first quarter of 2003. The charge related to severance benefits for approximately 52 employees in the Textiles and Sports Flooring ($2.3 million) and Resilient Flooring ($0.9 million) segments, as part of the restructuring plan to consolidate certain functions in the European flooring business.

A $1.3 million restructuring charge was recorded in the second quarter of 2003. The charge related primarily to severance benefits for approximately 11 employees in the Textiles and Sports Flooring ($0.7 million) and Resilient Flooring ($0.6 million) segments, as part of the continuing restructuring plan to consolidate certain functions in the European flooring business. In addition, $0.4 million of the remaining accrual from the second quarter 2002 charge in the Resilient Flooring segment was reversed, comprising certain severance accruals that were no longer necessary.

A $0.5 million restructuring charge was recorded in the first quarter of 2002. The charge related to severance benefits for 11 employees in the Textiles and Sports Flooring segment to reflect staffing needs for prevailing business conditions and continued efforts initiated in the fourth quarter of 2001.

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

Substantially all of the remaining balance of the restructuring accrual as of June 30, 2003 relates to a noncancelable-operating lease, which extends through 2017, and severance for terminated employees with extended payouts, the majority of which will be paid by the second quarter of 2004.

NOTE 8. PRODUCT WARRANTIES

Armstrong provides direct customer and end-user warranties for its products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. Generally, the terms of these warranties range up to 25 years and provide for the repair or replacement of the defective product. Armstrong collects and analyzes warranty claims data with a focus on the historical amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table illustrates the activity for product warranties for the first six months of 2003 and 2002:

(amounts in millions)	2003	2002
Balance at January 1	$22.7	$19.2
Reductions for payments	(20.9)	(17.4)
Current year warranty accruals	21.7	17.9
Preexisting warranty accrual changes	(0.1)	(0.3)
Effects of foreign exchange translation	0.8	0.8

Balance at June 30	$24.2	$20.2

NOTE 9. SUPPLEMENTAL CASH FLOW INFORMATION

(amounts in millions)	Six Months Ended June 30,
	2003	2002
Interest paid	$1.6	$2.8
Income taxes paid, net	$10.7	$12.9

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

Asbestos-Related Personal Injury Liability

In March 2003, AWI filed an amended Plan of Reorganization and disclosure statement and in May 2003, AWI filed a further amended Plan of Reorganization (“POR”). The POR represents the product of negotiations with and is supported by the Asbestos Personal Injury Claimants’ Committee, the Unsecured Creditors’ Committee and the Future Claimants’ Representative. Based upon the events that occurred through early March 2003, management concluded that it could reasonably estimate its probable liability for asbestos-related current and future personal injury claims. Accordingly, in the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase the liability. The recorded asbestos-related liability for personal injury claims of approximately $3.2 billion at June 30, 2003 and December 31, 2002, which was treated as subject to compromise, represents the estimated amount of liability that is implied based upon the negotiated resolution reflected in the POR, the total consideration expected to be paid to the Asbestos PI Trust pursuant to the POR and a recovery value percentage for the allowed claims of the Asbestos PI Trust that is equal to the estimated recovery value percentage for the allowed non-asbestos unsecured claims. Pursuant to the POR, all current and future asbestos-related personal injury claims will be channeled to the Asbestos PI Trust for resolution and, upon emergence from Chapter 11, reorganized AWI will not have any responsibility for the claims or participate in their resolution.

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

Collateral Requirements

During 2000, AWI had secured a bond for $56.2 million to meet minimum collateral requirements established by the Center with respect to asbestos-related personal injury claims asserted against AWI. On October 27, 2000, the insurance company that underwrote the surety bond informed AWI and the Center of its intention not to renew the surety bond effective February 28, 2001. On February 6, 2001, the Center advised the surety of the Center’s demand for payment of the face value of the bond. The surety filed a motion with the Court seeking to restrain the Center from drawing on the bond. The motion was not granted. On March 28, 2001, the surety filed an amended complaint in the Court seeking similar relief. In addition, on April 27, 2001, AWI filed a complaint and a motion with the Court seeking an order, among other things, enjoining the Center from drawing on the bond or, in the event the Center is permitted to draw on the bond, requiring that the proceeds of any such draw be deposited into a Court-approved account subject to further order of the Court. Judge Alfred M. Wolin of the Federal District Court for the District of New Jersey (the “District Court”), who is also presiding over AWI’s Chapter 11 Case, indicated he would determine these matters. In the spring of 2002, the surety and the Center agreed to voluntarily dismiss the surety’s complaint against the Center in light of AWI’s filing of its complaint. The parties filed cross-motions for summary judgment with respect to the issue of whether the Center is entitled to draw on the surety bond. On March 28, 2003, the District Court granted in part the Center’s motion for summary judgment, and rejected certain defenses to the Center’s attempt to draw on the surety bond. The District Court further ruled that the surety bond did not cover settlements with asbestos claimants that were not documented as of the Filing. On April 7, 2003, the Center filed a motion to vacate that portion of the District Court’s opinion that ruled that the surety bond does not cover any settlement not documented as of the Filing. On July 9, 2003, the District Court granted AWI’s motion for summary judgment in favor of AWI, dismissing the Center’s claims against AWI on the basis that the surety bond is unenforceable.

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

Continued prosecution of these actions and the commencement of any new asbestos property damage actions are stayed due to the Filing. A separate creditors’ committee representing the interests of property damage asbestos claimants was appointed in the Chapter 11 Case. In March 2002, the Court allowed certain alleged holders of asbestos property damage claims to file a class proof of claim against AWI. In July 2002, the Court denied the certification of the proposed class and held that the plaintiffs’ proof of claim shall only be effective as to the named claimants. The plaintiffs’ motion for leave to appeal to the U.S. District Court was denied by Judge Wolin on October 3, 2002. As part of determining whether AWI asbestos containing resilient floor covering products give rise to property damage liability, the Court conducted an initial hearing on September 26 – 27, 2002 to decide the type of scientific testing allowable under the Federal Rules of Evidence to prove or disprove whether such products cause building contamination. On October 22, 2002, the Court granted AWI’s requested relief and ruled that the methodology offered by the Asbestos Property Damage Committee in support of its claims is not a scientifically valid method of quantifying the level of asbestos contamination in a building. On November 1, 2002, the Court directed that all property damage claimants provide, in support of their claims, substantiation that Armstrong flooring products were used in the claimants’ buildings. The Court’s deadline for submission of such product identification documentation was February 10, 2003. Prior to the Court’s deadline, AWI reached an agreement in principle to settle approximately 360 property damage claims, which alleged damages of $0.2 billion, for $2 million, which will be funded by insurance. The Court approved this settlement on April 4, 2003. During the second quarter of 2003, AWI reached an agreement in principle to settle the remaining approximately 100 property damage claims that alleged damages of $0.6 billion, for approximately $7 million, which is to be funded by insurance. This agreement has been filed with the Court, but has not yet been approved.

Due to the agreements discussed above, AWI has recorded a liability (and an equal insurance asset) of $9 million related to asbestos-related property damage claims as of June 30, 2003.

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

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the first quarter of 2001, a new trial judge was selected for the ADR. The new trial judge conducted hearings in 2001 and determined not to rehear matters decided by the previous judge. In the first quarter of 2002, the new trial judge concluded the ADR trial proceeding with findings in favor of AWI on substantially all key issues. Liberty Mutual, the only insurer that is still a party to the ADR, appealed that final judgment. Appellate argument was held on March 11, 2003. On July 30, 2003, the appellate arbitrators ruled that AWI’s claims against certain Liberty Mutual policies were barred by the statute of limitations. The ruling did not address the merits of any of the other issues Liberty Mutual raised in its appeal. Based on that unfavorable ruling, AWI concluded that $73 million of previously recorded insurance assets were no longer probable of recovery. AWI has filed a request with the appellate panel for a rehearing. AWI was also ordered to reimburse Liberty Mutual for certain costs and administration fees that Liberty Mutual incurred during the ADR. The amount of these costs and fees are unknown and AWI is currently unable to estimate the amount.

In July 2002, AWI filed a lawsuit against Liberty Mutual in the Federal District Court for the Eastern District of Pennsylvania seeking, among other things, a declaratory judgment with respect to certain policy issues not subject to binding ADR. The Federal District Court has not yet set a schedule to hear this matter.

One of the insurance carriers, Reliance Insurance Company, was placed under an order of liquidation by the Pennsylvania Insurance Department during October 2001 due to financial difficulties. The order of liquidation prohibits Reliance from making any claim payments under the insurance policies until the liquidation occurs. AWI filed a proof of claim against Reliance during July 2003. It is uncertain when AWI will receive proceeds from Reliance under these insurance policies.

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

On June 13, 2003, the New Hampshire Insurance Department placed The Home Insurance Company (“Home”) under an order of liquidation. Less than $10 million of AWI’s recorded insurance asset is based on policies with Home, which management believes is still probable of recovery. AWI intends to file a proof of claim against Home by the June 2004 deadline. It is uncertain when AWI will receive proceeds from Home under these insurance policies.

Insurance Asset

An insurance asset in respect of asbestos claims in the amount of $120.1 million is recorded as of June 30, 2003 compared to $198.1 million recorded at December 31, 2002. During the second quarter of 2003, AWI reduced its previously recorded insurance asset for asbestos-related personal injury claims by $73 million reflecting management’s current assessment of probable insurance recoveries in light of the ADR appellate panel decision. The $73 million was recorded as a charge for asbestos liability, net, in the accompanying condensed consolidated statement of earnings. Also during the second quarter of 2003, $14 million of asbestos personal injury insurance recoveries were received and $9 million of an insurance asset was recorded for asbestos property damage claims based on agreements reached during the first half of 2003.

Of the total $111.1 million recorded asset for asbestos personal injury claims at June 30, 2003, approximately $22.0 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI’s belief in the availability of insurance in this amount, based upon AWI’s success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation or litigation. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $79 million of the $111.1 million asset for asbestos personal injury claims is determined from agreed coverage in place and is therefore directly related to the amount of the liability. Of the $111.1 million, $16.0 million has been recorded as a current asset as of June 30, 2003 reflecting management’s estimate of the minimum insurance payments to be received in the next 12 months. As of July 2003, approximately $8.0 million of the $16.0 million current asset is past due based on a previous settlement agreement. AWI believes collection of the full amount is still probable and therefore has not established a reserve against these receivables.

AWI believes that the process of pursuing disputed insurance coverage may result in additional settlement amounts than already recorded. However, many uncertainties remain in this process. AWI did not increase the estimated insurance recovery asset in the fourth quarter of 2002, when it revised its recorded asbestos liability for personal injury claims by $2.5 billion, due to these uncertainties

Cash Flow Impact

As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related claims in the first six months of 2003 or 2002. AWI received asbestos-related insurance recoveries of $14.0 million and $16.0 million, respectively during the first six months of 2003 and 2002. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements. Management estimates that the timing of future cash recoveries of the recorded asset may extend beyond 10 years.

Potential Legislation

The media has been reporting that progress is being made among some industry groups, insurers, labor unions and members of the United States Congress, on reaching a comprehensive legislative approach to the asbestos litigation issue through a proposed national privately funded trust. The United States Senate Judiciary Committee has recently reached an agreement to submit a bill in the coming weeks for consideration by the full Senate. There is uncertainty as to whether this or any other proposal will become law, and what impact, if any, there might be on AWI’s asbestos liability and/or AWI’s Chapter 11 Case. Prior efforts to enact asbestos legislation have not been successful.

Conclusion

Many uncertainties continue to exist about the matters impacting AWI’s asbestos-related liability and insurance asset. These uncertainties include the impact of the Filing and the Chapter 11 process, the number of future claims to be filed, the ultimate value of the asbestos liability, the impact of any potential legislation, the impact of the ADR proceedings on the insurance asset and the financial condition of AWI’s insurance carriers. During 2003, AWI has not revised its previously recorded liability for asbestos-related personal injury claims. However, during the second quarter of 2003, AWI reduced its previously recorded insurance asset for asbestos-related personal injury claims by $73 million reflecting management’s current assessment of probable insurance recoveries based on the unfavorable ruling by the ADR appellate panel.

Additionally, although a POR and Disclosure Statement have been filed with the Court and submitted for voting by creditors, implementation of the POR is subject to the creditors’ vote and confirmation of the POR in accordance with the provisions of the Bankruptcy Code. AWI is unable to predict when and if the POR will be confirmed. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded liability and insurance asset are possible and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability and insurance asset in light of future developments in the Chapter 11 Case and make changes to the recorded amounts if and when it is appropriate.

NON-CHAPTER 11 ASBESTOS-RELATED LITIGATION

An Armstrong domestic subsidiary that is not a party to the Chapter 11 case is a defendant in one asbestos-related litigation matter pending in California state court. It is asserted that the plaintiff was exposed to asbestos for over 40 years in various occupations, including while aboard various ships in the 1940s and 1950s, and as a result died from an asbestos-related disease. It is alleged that the Armstrong subsidiary is a “successor in interest” to a company that owned one of these vessels. The case, which has multiple defendants, has been scheduled for trial in November 2003. Armstrong denies liability and is aggressively defending the matter. Armstrong has not recorded any liability for this matter.

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

Armstrong is involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”), and similar state laws at approximately 23 sites. In most cases, Armstrong is one of many potentially responsible parties (“PRPs”) which have potential liability for the required investigation and remediation of each site and which, in some cases, have agreed to jointly fund that required investigation and remediation. With regard to some sites, however, Armstrong disputes the liability, the proposed remedy or the proposed cost allocation among the PRPs. Armstrong may have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.

Armstrong has been remediating environmental contamination resulting from past industrial activity at certain of its former plant sites. AWI’s payments and remediation work on such sites for which AWI is the potentially responsible party is under review in light of the Chapter 11 Filing. The bar date for claims from several environmental agencies has been extended into the third quarter of 2003.

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

In July 2003, the United States Environmental Protection Agency (“EPA”) notified Armstrong, as a PRP at a particular Superfund site, of the EPA’s estimate of the site’s future cleanup costs, with its assessment of AWI’s share of the costs being a range of $17.8 million to $26.2 million. AWI is currently reviewing this matter but disputes the assessment. While AWI believes that it is probable that it has some liability for this matter, AWI cannot estimate the range of its probable liability for this site due to the timing of the EPA notification and has therefore not recorded a liability. Management will continue to review the matter and record a liability when it can be reasonably estimated, which is expected to be no earlier than the fourth quarter of 2003.

AWI is subject to a unilateral order by the Oregon Department of Environmental Quality (“DEQ”) to conduct a remedial investigation and feasibility study and any necessary remedial design and action at its St. Helens, Oregon facility, as well as the adjacent Scappoose Bay. AWI has denied liability for the Scappoose Bay, but has cooperated with the DEQ regarding its owned property. Other potentially responsible parties who are not yet subject to orders by the DEQ include former site owners Owens Corning (“OC”) and Kaiser Gypsum Company, Inc. (“Kaiser”). AWI has entered into an agreement with Kaiser for the sharing of costs and responsibilities with respect to the remedial investigation, feasibility study and remedy selection at the site. OC has entered into a settlement with the DEQ. Pursuant to the settlement, OC will make a lump sum payment to the DEQ in exchange for contribution protection (including protection against common law and statutory contribution claims by AWI against OC) and a covenant not to sue. AWI has negotiated with the DEQ how these funds will be made available for the investigation and remedial action for the site. AWI has recorded an environmental liability with respect to the St. Helens remedial investigations and feasibility study at its facility, but not for Scappoose Bay because AWI continues to dispute responsibility for any contamination in Scappoose Bay.

Liabilities of $21.5 million at June 30, 2003 and $21.2 million at December 31, 2002 were for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $11.4 million of the June 30, 2003 and December 31, 2002 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $3.1 million and $3.3 million at June 30, 2003 and December 31, 2002, respectively.

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

FORMER EMPLOYEES CLAIM

Former Armstrong employees that were separated in two business divestitures in 2000 brought two purported class actions against the Retirement Committee of AWI, certain current and former members of the Retirement Committee, the Retirement Savings and Stock Ownership Plan (RSSOP), AHI and the trustee bank of the RSSOP. Plaintiffs allege breach of Employee Retirement Income Security Act (ERISA) fiduciary duties and other violations of ERISA pertaining to losses in their RSSOP accounts, which were invested in Armstrong common stock.

While Armstrong believes there are substantive defenses to the allegations and while denying liability, an agreement was reached to settle this matter. Contributors to the settlement are AWI, its insurer and the trustee bank of the RSSOP. The full amount of the settlement will be allocated among approximately 370 former employees. AWI’s portion of the settlement is $1.0 million, which will be treated as convenience claims in the Chapter 11 Case. The settlement was approved by the Bankruptcy Court on March 31, 2003 and by the United States District Court (Eastern District of PA) on June 16, 2003. Based upon the Bankruptcy Court’s approval of the settlement, AWI recorded a $1.0 million charge in the first quarter of 2003 as an other non-operating expense.

DEPARTMENT OF LABOR DISCUSSIONS

Subsequent to an audit by the United States Department of Labor (“DOL”), Armstrong was informed that the DOL was challenging the validity of the use of certain contributions, in the approximate aggregate amount of $33.4 million, to fund debt payments made by the Armstrong Employee Stock Ownership Plan (“ESOP”), as provided for by that plan. Armstrong is cooperating with the DOL to address its questions and concerns about those transactions. Armstrong believes that it fully complied with all applicable laws and regulations governing the plan. Armstrong and the DOL have reached an agreement in principle subject to certain conditions, including approval by the Bankruptcy Court, to resolve this matter with a funding to the ESOP of $1.5 million, which will be distributed to plan participants in accordance with terms of the agreement. A portion of the agreement will be funded by insurance and third parties. Due to the uncertainty of resolving these conditions, Armstrong has not yet recorded any liability related to this matter.

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

NOTE 11. SUBSEQUENT EVENT

In July 2003, Armstrong announced its plans to close the Wood Flooring manufacturing location in Port Gibson, Mississippi, effective September 2003, due to excess production capacity. The production will be transferred to another Wood Flooring location and will result in a net reduction of approximately 130 positions. It is expected that charges of approximately $15 million will be recorded during the second half of 2003 to cover equipment write-downs and severance.

NOTE 12. DIFFERENCES BETWEEN ARMSTRONG HOLDINGS, INC. AND ARMSTRONG WORLD INDUSTRIES, INC.

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

Plan of Reorganization

On November 4, 2002, AWI filed a Plan of Reorganization with the Court. AWI has since filed several amended plans of reorganization with the Court, along with selected exhibits. The latest amended Plan of Reorganization, with certain exhibits, was filed on May 23, 2003 (as so amended, it is referred to in this report as the “POR”). The POR has been endorsed by AHI’s Board of Directors and is supported by the Asbestos Personal Injury Claimants’ Committee, the Unsecured Creditors’ Committee and the Future Claimants’ Representative. At present, AWI has not yet reached agreement with the Asbestos Property Damage Committee with respect to the terms and provisions of the POR. The POR was mailed to creditors for voting in June 2003. The Court has established September 22, 2003 as the deadline for creditors to vote on the POR and to file objections to the POR. The POR provides for AWI to continue to conduct its existing lines of business with a reorganized capital structure, under which, among other things, its existing shares will be cancelled and new common shares and notes will be issued to its unsecured creditors and to a trust to be established under the POR for the benefit of current and future asbestos personal injury claimants, in full satisfaction of their claims against AWI, as further discussed below. The POR excludes Armstrong’s Nitram and Desseaux subsidiaries. Implementation of the POR and the treatment of claims and interests as provided therein are subject to confirmation of the POR in accordance with the provisions of the Bankruptcy Code. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain.

Disclosure Statement

On December 20, 2002, a proposed disclosure statement with respect to the POR was filed with the Court. On December 26, 2002, AWI filed projected financial information with the Court as an exhibit to the disclosure statement (therein known as “Exhibit C”). Following various amendments, on May 30, 2003, the Court approved the Disclosure Statement (as so amended, it is referred to in this report as the “Disclosure Statement”) and it was distributed by AWI with the POR for creditor voting on the POR in June 2003.

As indicated in the Disclosure Statement and its exhibits, the projected financial information and various estimates of value therein discussed (as previously submitted or as to be revised) should not be regarded as representations or warranties by AWI, AHI or any other person as to the accuracy of such information or that any such projection or valuation will be realized. The information in the Disclosure Statement, including the projected financial information and estimates of value, was prepared by AWI and its financial advisors. This information has not been audited or reviewed by independent accountants. The Disclosure Statement discusses the significant assumptions used in preparation of the projected financial information and estimates of value.

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

Consideration to Be Distributed under the POR

The Asbestos PI Trust and the holders of unsecured claims will share in the POR consideration that is made up of the following components:

•	Available Cash, which is comprised of:

•	Cash available on the effective date of the POR after reserving up to $100 million to fund ongoing operations and making provisions for certain required payments under the POR,

•	Any cash drawn, at AWI’s sole discretion, under an exit finance facility for the purpose of funding distributions under the POR, and

•	Certain insurance proceeds related to environmental matters

•	Plan Notes of reorganized AWI and/or net proceeds from any private offerings of debt securities, and

•	Substantially all of the outstanding common stock of reorganized AWI

The total amount of Plan Notes will be the greater of (i) $1.125 billion less Available Cash and (ii) $775 million. However, AWI will use reasonable efforts to issue one or more private offerings of debt securities on, or as soon as practicable after, the Effective Date that would yield net proceeds at least equal to the amount of the Plan Notes prescribed by the Plan. If the private offerings are successful, the Plan Notes would not be issued. If the offerings yield proceeds less than the amount of the Plan Notes prescribed by the Plan, AWI will issue Plan Notes equal to the difference. The private offerings, if issued, will not be registered under the Securities Act of 1933 and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. If only the Plan Notes are issued, AWI expects to issue three series of Plan Notes with the following terms:

•	$275 million of Plan Notes with a five-year maturity with a floating interest rate

•	$250 million of Plan Notes with a seven-year maturity with a fixed interest rate

•	$250 million of Plan Notes with a ten-year maturity with a fixed interest rate

The POR provides that unsecured creditors, other than convenience creditors described below, will receive their pro rata share of:

•	34.43% of the new common stock,

•	34.43% of the first $1.05 billion of

•	Up to $300 million of Available Cash and

•	The principal amount of each series of Plan Notes and/or net cash proceeds from any private debt offerings of debt securities.

•	60% of the next $50 million of Available Cash and, if such Available Cash is less than $50 million, then 60% of each series of Plan Notes and/or net cash proceeds from any private debt offerings of debt securities, in an amount equal to the difference between $50 million and the amount of such Available Cash, and

•	34.43% of the remaining amount of Available Cash and each series of Plan Notes and/or net cash proceeds from any private debt offerings of debt securities.

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

Under the POR, the existing equity interests in AWI will be cancelled. The POR provides for the distribution, with respect to existing equity, of warrants to purchase shares of reorganized AWI (the “Warrants”). The terms of the Warrants will be provided in an exhibit to the POR. The Warrants:

•	Would constitute 5% of the common stock of reorganized AWI on a fully diluted basis, upon exercise of all the Warrants;

•	Would have a scheduled 7-year exercisable term from the effective date of the POR; and

•	Would contain an exercise price equal to 125% of the per share equity value of reorganized AWI, as agreed among the financial advisers for AWI, the Asbestos Personal Injury Claimants’ Committee, the Unsecured Creditors’ Committee, and the Future Claimants’ Representative, and which will be set forth in the Court-approved disclosure statement for the POR.

The Warrants are estimated to have a value on the effective date of the POR of approximately $35 million to $40 million. Whether any value will be realized from the Warrants will depend on circumstances after they are issued, particularly whether the market value of the reorganized AWI’s new common stock reaches a value in excess of the exercise price of the Warrants during the period that they may be exercised.

AHI’s shareholders will not be entitled to vote on the POR. However, AHI’s shareholders will be sent a copy of the disclosure statement. If the POR is implemented, the only value that will be available to AHI shareholders is their ratable share of the Warrants. AHI intends to distribute the Warrants to its shareholders if AHI’s Plan of Dissolution (see discussion below) is approved by AHI’s shareholders.

Valuation of Reorganized AWI for Purposes of the POR

In the Disclosure Statement, assuming an Effective Date of the POR of July 1, 2003, and based on estimates of the fair value of reorganized AWI, the total value of consideration to be distributed to the Asbestos PI Trust, other than the asbestos product liability insurance policies, will be approximately $1.8 billion, and the total value of consideration to be distributed to holders of allowed unsecured claims (other than convenience claims) will be approximately $0.9 billion. Based upon the estimated value of the POR consideration and AWI’s estimate that unsecured claims allowed by the Court (other than convenience claims) will total approximately $1.65 billion, AWI estimates that holders of allowed unsecured claims (other than convenience claims) will receive a recovery having a value equal to approximately 59.5% of their allowed claims. AWI’s estimates of the consideration and potential recoveries are based upon many assumptions, including:

•	The estimated reorganization value for AWI is between $2.4 billion and $3.0 billion (with a midpoint of $2.7 billion);

•	The estimated equity value of new common stock is between $24.66 and $35.30 per share with a midpoint of $30.00 per share (assuming a distribution of 56.4 million shares of new common stock to holders of unsecured claims and the Asbestos PI Trust);

•	The Plan Notes will be in the aggregate principal amount of $775 million and are worth their face value

•	AWI expects to have Available Cash of approximately $350 million; and

•	The estimated value of the Warrants is between $35 million and $40 million

The estimated reorganization value was reduced from previously reported amounts based on revised projected financial information that incorporated updated economic conditions.

AHI’s Plan of Dissolution, Winding Up and Distribution (“Plan of Dissolution”)

In connection with the consummation of the POR, the existing equity interests in AWI will be cancelled, the common stock of reorganized AWI will be issued to AWI’s unsecured creditors and the Asbestos PI Trust and the Warrants will be issued to AHI (or a wholly-owned subsidiary of AHI). The Board of Directors of AHI has determined that it is not practicable for AHI to continue in operation as an on-going business owning the Warrants, which will then be AHI’s only asset. The POR contemplates, and the Board of Directors of AHI has approved and recommended, that AHI shareholders voluntarily dissolve AHI and adopt a plan for winding up its affairs in accordance with Pennsylvania law and, subject to completion of AHI’s winding up, distributing the Warrants to the shareholders. A special meeting of AHI shareholders will be called to vote on the Plan of Liquidation in the fall of 2003, and appropriate materials regarding such meeting will be sent to AHI’s shareholders. If the Plan of Dissolution is not approved by AHI’s shareholders, AHI will not distribute the Warrants to AHI’s shareholders and the Board of Directors will determine how to proceed under the circumstances. One alternative in such event may be for AHI to seek involuntary dissolution by order of, and under the supervision of, a Pennsylvania court. The POR provides that reorganized AWI will pay costs and expenses incurred in connection with seeking AHI shareholder approval of the Plan of Dissolution and, if so approved, of administering AHI’s Plan of Dissolution. Reorganized AWI will otherwise have no responsibility for AHI’s on-going costs. More information regarding the contemplated dissolution and winding up of AHI and the Plan of Dissolution will be made available to AHI shareholders in the future.

Next Steps in the Chapter 11 Process

Following the creditor voting, the Court will hold a hearing to consider confirmation of the POR. It is anticipated that such hearing will be in mid-November, 2003. Of course, there can be no certainty that all such events will occur, or if they do, that they will occur in accordance with such timeframes.

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

Bar Date for Filing Claims

The Court established August 31, 2001 as the bar date for all claims against AWI except for asbestos-related personal injury claims and certain other specified claims. A bar date is the date by which claims against AWI must be filed if the claimants wish to participate in any distribution in the Chapter 11 Case. The Court has extended the bar date for claims from several environmental agencies until the third quarter of 2003. A bar date for asbestos-related personal injury claims (other than claims for contribution, indemnification, or subrogation) has been rendered unnecessary under the terms of the POR, which defers such filings until the establishment of a trust to administer such claims.

Approximately 4,600 proofs of claim (including late-filed claims) totaling approximately $6.2 billion alleging a right to payment from AWI were filed with the Court in response to the August 31, 2001 bar date, which are discussed below. AWI continues to investigate claims. The Court will ultimately determine liability amounts that will be allowed as part of the Chapter 11 process.

In its ongoing review of the filed claims, AWI has identified and successfully objected to approximately 1,900 claims totaling $2.0 billion. These claims were primarily duplicate filings, claims that were subsequently amended or claims that are not related to AWI. The Court disallowed these claims with prejudice.

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

During the first quarter of 2003, AWI settled approximately 360 property damage claims that alleged damages of $0.2 billion, for approximately $2 million, which will be funded by insurance. The Court approved this settlement on April 4, 2003. During the second quarter of 2003, AWI reached an agreement in principle to settle the remaining approximately 100 property damage claims that alleged damages of $0.6 billion, for approximately $7 million, which is to be funded by insurance. This agreement has been filed with the Court, but has not yet been approved. See Note 10 for further discussion of property damage litigation.

Approximately 1,200 claims totaling approximately $1.6 billion alleging a right to payment for financing, environmental, trade debt and other claims are pending with the Court. For these categories of claims, AWI has previously recorded approximately $1.6 billion in liabilities. AWI continues to investigate the claims to determine their validity.

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

Financing

On November 1, 2002, the Court announced it had approved AWI’s motion to reduce the amount of its debtor-in-possession credit facility (the “DIP Facility”) from $200 million to $75 million, eliminate the revolving credit borrowing feature, retain the letter of credit issuance facility and extend the maturity date to December 8, 2003. As of June 30, 2003, AWI had approximately $33.6 million in letters of credit which were issued pursuant to the DIP Facility. As of June 30, 2003, AWI had $192.6 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. AWI believes that cash on hand and generated from operations and dividends from its subsidiaries, together with lines of credit and the DIP Facility, will be adequate to address its foreseeable liquidity needs. Obligations under the DIP Facility, including reimbursement of draws under the letters of credit, if any, constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact

AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. See Note 4 for detail of the liabilities subject to compromise at June 30, 2003 and December 31, 2002. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI’s estimated liability for asbestos-related personal injury claims is also recorded in liabilities subject to compromise. See Note 10 for further discussion of AWI’s asbestos liability.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities during the first six months of 2003 and 2002:

(amounts in millions)	2003	2002
Professional fees	$12.0	$14.0
Interest income, post petition	(1.7)	(1.7)
Reductions to prepetition liabilities	(0.5)	—
Other expense directly related to bankruptcy, net	0.1	0.2

Total Chapter 11 reorganization costs, net	$9.9	$12.5

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

Employee Relations

Approximately 33% of AHI’s employees are represented by labor unions in the United States. At the time of this filing, all of these employees are working under current collective bargaining agreements.

Financial Condition and Liquidity

Armstrong had cash and cash equivalents of $318.9 million and $380.0 million at June 30, 2003 and December 31, 2002, respectively. The ratio of current assets to current liabilities was 3.21 to 1 as of June 30, 2003, compared with 3.11 to 1 as of December 31, 2002.

Net cash used for operating activities for the six months ended June 30, 2003 was $32.6 million compared to net cash provided by operations of $95.5 million for the comparable period in 2002. Decreased accounts payable and accrued expenses, lower operating results and increased inventory were the primary contributors to increased use of cash.

Net cash used for investing activities was $30.8 million for the six months ended June 30, 2003, compared to $36.8 million for the six months ended June 30, 2002. The decrease in net cash used was primarily due to lower purchases of fixed assets.

Net cash used for financing activities was $1.9 million for the six months ended June 30, 2003 compared to net cash provided by financing activities of $5.8 million for the six months ended June 30, 2002. The decrease was primarily due to lower short term debt issuances.

Short-term and long-term debt, excluding debt subject to compromise, was $60.1 million at June 30, 2003, compared with $58.9 million at the end of 2002. All other outstanding prepetition long-term debt is owed by entities that filed for Chapter 11 protection, and therefore has been classified as liabilities subject to compromise at June 30, 2003 and December 31, 2002.

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

Asbestos-Related Personal Injury Liability

In March 2003, AWI filed an amended Plan of Reorganization and disclosure statement and in May 2003, AWI filed a further amended Plan of Reorganization (“POR”). The POR represents the product of negotiations with and is supported by the Asbestos Personal Injury Claimants’ Committee, the Unsecured Creditors’ Committee and the Future Claimants’ Representative. Based upon the events that occurred through early March 2003, management concluded that it could reasonably estimate its probable liability for asbestos-related current and future personal injury claims. Accordingly, in the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase the liability. The recorded asbestos-related liability for personal injury claims of approximately $3.2 billion at June 30, 2003 and December 31, 2002, which was treated as subject to compromise, represents the estimated amount of liability that is implied based upon the negotiated resolution reflected in the POR, the total consideration expected to be paid to the Asbestos PI Trust pursuant to the POR and a recovery value percentage for the allowed claims of the Asbestos PI Trust that is equal to the estimated recovery value percentage for the allowed non-asbestos unsecured claims. Pursuant to the POR, all current and future asbestos-related personal injury claims will be channeled to the Asbestos PI Trust for resolution and, upon emergence from Chapter 11, reorganized AWI will not have any responsibility for the claims or participate in their resolution.

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

Collateral Requirements

During 2000, AWI had secured a bond for $56.2 million to meet minimum collateral requirements established by the Center with respect to asbestos-related personal injury claims asserted against AWI. On October 27, 2000, the insurance company that underwrote the surety bond informed AWI and the Center of its intention not to renew the surety bond effective February 28, 2001. On February 6, 2001, the Center advised the surety of the Center’s demand for payment of the face value of the bond. The surety filed a motion with the Court seeking to restrain the Center from drawing on the bond. The motion was not granted. On March 28, 2001, the surety filed an amended complaint in the Court seeking similar relief. In addition, on April 27, 2001, AWI filed a complaint and a motion with the Court seeking an order, among other things, enjoining the Center from drawing on the bond or, in the event the Center is permitted to draw on the bond, requiring that the proceeds of any such draw be deposited into a Court-approved account subject to further order of the Court. Judge Alfred M. Wolin of the Federal District Court for the District of New Jersey (the “District Court”), who is also presiding over AWI’s Chapter 11 Case, indicated he would determine these matters. In the spring of 2002, the surety and the Center agreed to voluntarily dismiss the surety’s complaint against the Center in light of AWI’s filing of its complaint. The parties filed cross-motions for summary judgment with respect to the issue of whether the Center is entitled to draw on the surety bond. On March 28, 2003, the District Court granted in part the Center’s motion for summary judgment, and rejected certain defenses to the Center’s attempt to draw on the surety bond. The District Court further ruled that the surety bond did not cover settlements with asbestos claimants that were not documented as of the Filing. On April 7, 2003, the Center filed a motion to vacate that portion of the District Court’s opinion that ruled that the surety bond does not cover any settlement not documented as of the Filing. On July 9, 2003, the District Court granted AWI’s motion for summary judgment in favor of AWI, dismissing the Center’s claims against AWI on the basis that the surety bond is unenforceable.

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

Continued prosecution of these actions and the commencement of any new asbestos property damage actions are stayed due to the Filing. A separate creditors’ committee representing the interests of property damage asbestos claimants was appointed in the Chapter 11 Case. In March 2002, the Court allowed certain alleged holders of asbestos property damage claims to file a class proof of claim against AWI. In July 2002, the Court denied the certification of the proposed class and held that the plaintiffs’ proof of claim shall only be effective as to the named claimants. The plaintiffs’ motion for leave to appeal to the U.S. District Court was denied by Judge Wolin on October 3, 2002. As part of determining whether AWI asbestos containing resilient floor covering products give rise to property damage liability, the Court conducted an initial hearing on September 26 – 27, 2002 to decide the type of scientific testing allowable under the Federal Rules of Evidence to prove or disprove whether such products cause building contamination. On October 22, 2002, the Court granted AWI’s requested relief and ruled that the methodology offered by the Asbestos Property Damage Committee in support of its claims is not a scientifically valid method of quantifying the level of asbestos contamination in a building. On November 1, 2002, the Court directed that all property damage claimants provide, in support of their claims, substantiation that Armstrong flooring products were used in the claimants’ buildings. The Court’s deadline for submission of such product identification documentation was February 10, 2003. Prior to the Court’s deadline, AWI reached an agreement in principle to settle approximately 360 property damage claims, which alleged damages of $0.2 billion, for $2 million, which will be funded by insurance. The Court approved this settlement on April 4, 2003. During the second quarter of 2003, AWI reached an agreement in principle to settle the remaining approximately 100 property damage claims that alleged damages of $0.6 billion, for approximately $7 million, which is to be funded by insurance. This agreement has been filed with the Court, but has not yet been approved.

Due to the agreements discussed above, AWI has recorded a liability (and an equal insurance asset) of $9 million related to asbestos-related property damage claims as of June 30, 2003.

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

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the first quarter of 2001, a new trial judge was selected for the ADR. The new trial judge conducted hearings in 2001 and determined not to rehear matters decided by the previous judge. In the first quarter of 2002, the new trial judge concluded the ADR trial proceeding with findings in favor of AWI on substantially all key issues. Liberty Mutual, the only insurer that is still a party to the ADR, appealed that final judgment. Appellate argument was held on March 11, 2003. On July 30, 2003, the appellate arbitrators ruled that AWI’s claims against certain Liberty Mutual policies were barred by the statute of limitations. The ruling did not address the merits of any of the other issues Liberty Mutual raised in its appeal. Based on that unfavorable ruling, AWI concluded that $73 million of previously recorded insurance assets were no longer probable of recovery. AWI has filed a request with the appellate panel for a rehearing. AWI was also ordered to reimburse Liberty Mutual for certain costs and administration fees that Liberty Mutual incurred during the ADR. The amount of these costs and fees are unknown and AWI is currently unable to estimate the amount.

In July 2002, AWI filed a lawsuit against Liberty Mutual in the Federal District Court for the Eastern District of Pennsylvania seeking, among other things, a declaratory judgment with respect to certain policy issues not subject to binding ADR. The Federal District Court has not yet set a schedule to hear this matter.

One of the insurance carriers, Reliance Insurance Company, was placed under an order of liquidation by the Pennsylvania Insurance Department during October 2001 due to financial difficulties. The order of liquidation prohibits Reliance from making any claim payments under the insurance policies until the liquidation occurs. AWI filed a proof of claim against Reliance during July 2003. It is uncertain when AWI will receive proceeds from Reliance under these insurance policies.

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

On June 13, 2003, the New Hampshire Insurance Department placed The Home Insurance Company (“Home”) under an order of liquidation. Less than $10 million of AWI’s recorded insurance asset is based on policies with Home, which management believes is still probable of recovery. AWI intends to file a proof of claim against Home by the June 2004 deadline. It is uncertain when AWI will receive proceeds from Home under these insurance policies.

Insurance Asset

An insurance asset in respect of asbestos claims in the amount of $120.1 million is recorded as of June 30, 2003 compared to $198.1 million recorded at December 31, 2002. During the second quarter of 2003, AWI reduced its previously recorded insurance asset for asbestos-related personal injury claims by $73 million reflecting management’s current assessment of probable insurance recoveries in light of the ADR appellate panel decision. The $73 million was recorded as a charge for asbestos liability, net, in the accompanying condensed consolidated statement of earnings. Also during the second quarter of 2003, $14 million of asbestos personal injury insurance recoveries were received and $9 million of an insurance asset was recorded for asbestos property damage claims based on agreements reached during the first half of 2003.

Of the total $111.1 million recorded asset for asbestos personal injury claims at June 30, 2003, approximately $22.0 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI’s belief in the availability of insurance in this amount, based upon AWI’s success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation or litigation. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $79 million of the $111.1 million asset for asbestos personal injury claims is determined from agreed coverage in place and is therefore directly related to the amount of the liability. Of the $111.1 million, $16.0 million has been recorded as a current asset as of June 30, 2003 reflecting management’s estimate of the minimum insurance payments to be received in the next 12 months. As of July 2003, approximately $8.0 million of the $16.0 million current asset is past due based on a previous settlement agreement. AWI believes collection of the full amount is still probable and therefore has not established a reserve against these receivables.

AWI believes that the process of pursuing disputed insurance coverage may result in additional settlement amounts than already recorded. However, many uncertainties remain in this process. AWI did not increase the estimated insurance recovery asset in the fourth quarter of 2002, when it revised its recorded asbestos liability for personal injury claims by $2.5 billion, due to these uncertainties..

Cash Flow Impact

As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related claims in the first six months of 2003 or 2002. AWI received asbestos-related insurance recoveries of $14.0 million and $16.0 million, respectively during the first six months of 2003 and 2002. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements. Management estimates that the timing of future cash recoveries of the recorded asset may extend beyond 10 years.

Potential Legislation

The media has been reporting that progress is being made among some industry groups, insurers, labor unions and members of the United States Congress, on reaching a comprehensive legislative approach to the asbestos litigation issue through a proposed national privately funded trust. The United States Senate Judiciary Committee has recently reached an agreement to submit a bill in the coming weeks for consideration by the full Senate. There is uncertainty as to whether this or any other proposal will become law, and what impact, if any, there might be on AWI’s asbestos liability and/or AWI’s Chapter 11 Case. Prior efforts to enact asbestos legislation have not been successful.

Conclusion

Many uncertainties continue to exist about the matters impacting AWI’s asbestos-related liability and insurance asset. These uncertainties include the impact of the Filing and the Chapter 11 process, the number of future claims to be filed, the ultimate value of the asbestos liability, the impact of any potential legislation, the impact of the ADR proceedings on the insurance asset and the financial condition of AWI’s insurance carriers. During 2003, AWI has not revised its previously recorded liability for asbestos-related personal injury claims. However, during the second quarter of 2003, AWI reduced its previously recorded insurance asset for asbestos-related personal injury claims by $73 million reflecting management’s current assessment of probable insurance recoveries based on the unfavorable ruling by the ADR appellate panel.

Additionally, although a POR and Disclosure Statement have been filed with the Court and submitted for voting by creditors, implementation of the POR is subject to the creditors’ vote and confirmation of the POR in accordance with the provisions of the Bankruptcy Code. AWI is unable to predict when and if the POR will be confirmed. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded liability and insurance asset are possible and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability and insurance asset in light of future developments in the Chapter 11 Case and make changes to the recorded amounts if and when it is appropriate.

Quarterly Comparison of Results of Operations for 2003 and 2002

References to performance excluding the effects of foreign exchange are non-GAAP measures. Management believes that this information improves the comparability of business performance by excluding the impacts of changes in foreign exchange rates when translating comparable foreign currency amounts.

Consolidated Results of Operations

Net sales in the second quarter of 2003 of $826.9 million were 0.1% higher compared with net sales of $825.7 million in the second quarter of 2002. Net sales decreased in the Americas by 2.7%, which was offset by increases of 9.8% in Europe and $2.8 million in the Pacific Area. Excluding the favorable effects of foreign exchange rates of $42.1 million, consolidated net sales decreased by 4.7%, primarily due to lower sales volume, with Europe net sales decreasing by 10.4% and Pacific Area net sales increasing by $1.9 million. (See Segment Results for further discussion.)

Cost of goods sold for the second quarter of 2003 was 78.2% of net sales, compared to 74.9% for the second quarter of 2002. The percent increase was primarily due to higher raw material costs, particularly lumber, petroleum-based materials and natural gas, higher costs of foreign sourced products and a decreased U. S. pension credit.

Selling, general and administrative expenses (SG&A) in the second quarter of 2003 were $146.0 million or 17.7% of net sales, compared to $156.3 million or 18.9% of net sales in the second quarter of 2002. The reduction in SG&A was primarily due to lower selling and advertising expenses and reductions in estimated employee bonus accruals, which included the reversal of $5.2 million accrued in prior periods, offset by a decreased U. S. pension credit. The 2002 period included a $2.0 million reversal of previously accrued franchise taxes that were no longer necessary.

During the second quarter of 2003, AHI recorded a non-cash charge of $73.0 million related to management’s current assessment of probable asbestos-related insurance asset recoveries. See the preceding section, “Asbestos-Related Litigation,” for further discussion.

Armstrong recorded a restructuring charge of $1.3 million in the second quarter of 2003. The charge related to severance benefits for approximately 11 employees in the Textiles and Sports Flooring ($0.7 million) and Resilient Flooring ($0.6 million) segments, as part of the continuing plan to consolidate certain functions in the European flooring business. This reorganization is expected to result in $0.8 million of annual savings. In addition, $0.4 million of the remaining accrual from the second quarter 2002 charge in the Resilient Flooring segment was reversed, comprising certain severance accruals that were no longer necessary. Comparatively, in the second quarter of 2002, Armstrong recorded net restructuring costs of $2.2 million, which included severance benefits for approximately 120 employees in the European resilient flooring business, due to a slow European economy and a consolidation of worldwide research and development activities.

An operating loss of $33.4 million was recorded in the second quarter of 2003, compared to operating income of $55.6 million in the second quarter of 2002. The decrease in operating results from 2002 is primarily due to the above-mentioned 2003 non-cash charge of $73.0 million related to management’s current assessment of probable asbestos-related insurance asset recoveries. Also contributing to the second quarter 2003 operating results were higher raw material costs and a $7.1 million decreased U. S.

pension credit, partially offset by reductions in SG&A. (See Segment Results for further discussion.) Operating loss for the second quarter of 2003 benefited by approximately $0.4 million due to the effect of foreign exchange rates.

Interest expense of $2.6 million in the second quarter of 2003 compared to $3.3 million in the second quarter of 2002, with the change primarily due to less debt outstanding during the quarter. In accordance with SOP 90-7, Armstrong has not recorded contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $24.8 million and $24.8 million in the second quarters of 2003 and 2002, respectively.

Other non-operating expense was $1.2 million in the second quarter of 2003, compared to $1.1 million for the second quarter of 2002. 2003 included an increase to an accrual related to the termination of an operating lease for an office facility vacated in 2000. 2002 included the write-down of a receivable related to a 2000 divestiture. Other non-operating income was $0.9 million in the second quarter of 2003 compared to $1.2 million for the second quarter of 2002. The decrease was due to lower interest income, resulting from lower interest rates and lower cash and cash equivalents.

Armstrong recorded $5.9 million of Chapter 11 reorganization costs, net in the second quarter of 2003, compared to $6.3 million in the second quarter of 2002.

The effective tax rate for the second quarter of 2003 was a tax benefit rate of 18.7% versus a tax expense rate of 39.9% for the second quarter of 2002, based on a pre-tax loss of $42.2 million in 2003 compared to pre-tax earnings of $46.1 million in 2002. The change in the rate was due to the impact of permanent differences on a pre-tax loss compared to pre-tax earnings, the favorable settlement of tax audits in 2002, an increase in state income taxes in 2003 and additional valuation allowances against foreign net operating loss carryforwards in 2002.

A net loss of $34.3 million was recorded in the second quarter of 2003, compared to net earnings of $27.7 million in the second quarter of 2002.

Segment Results of Operations

Resilient Flooring

Resilient Flooring net sales were $308.3 million in the second quarter of 2003 and $304.0 million in the second quarter of 2002. 2003 sales compared to 2002 were favorably impacted by $12.8 million from the effects of foreign exchange rates in translation. Americas net sales increased 1.5% due primarily to volume. Excluding the favorable effects of foreign exchange rates, Europe decreased 13.3%, primarily due to the effects of weak European markets on volume, while the Pacific Area increased $1.0 million.

Operating income of $19.1 million in the second quarter of 2003 compared to $20.8 million in the second quarter of 2002. This decrease was primarily due to increases in raw material costs and sourced product costs and a shift in demand to lower margin products, partially offset by lower SG&A expenses. Additionally, 2002 included $2.2 million of net restructuring charges.

Wood Flooring

Wood Flooring net sales of $181.6 million in the second quarter of 2003 decreased from net sales of $190.0 million in the second quarter of 2002. This 4.4% decrease was driven primarily by lower sales volume.

Operating income of $5.7 million in the second quarter of 2003 compared to $18.5 million in the second quarter of 2002. The decrease in operating income primarily resulted from increases in lumber and manufacturing costs and lower sales volumes, partially offset by lower selling expenses.

Textiles and Sports Flooring

Textiles and Sports Flooring net sales of $67.1 million increased in the second quarter of 2003 compared to $60.1 million in the second quarter of 2002. Excluding the favorable effects of foreign exchange rates of $15.3 million, net sales decreased 11.0% due to weak European markets.

An operating loss of $3.1 million in the second quarter of 2003 was incurred compared to an operating loss of $0.3 million in the second quarter of 2002. The increased loss was primarily due to lower sales volume and competitive pricing pressures, partially offset by lower selling and advertising costs.

Building Products

Building Products net sales of $216.7 million in the second quarter of 2003 increased from $205.1 million in the second quarter of 2002. Excluding the favorable effects of foreign exchange rates of $14.1 million, net sales decreased 1.1%, primarily due to lower sales volume in the commercial markets.

Operating income of $27.8 million in the second quarter of 2003 compared to $24.5 million in the second quarter of 2002. This increase resulted from improved production expenses and lower SG&A expenses, partially offset by increased natural gas costs.

Cabinets

Cabinets net sales of $53.2 million in the second quarter of 2003 decreased from net sales of $66.5 million in the second quarter of 2002 due primarily to reductions in volume. An operating loss of $2.4 million in the second quarter of 2003 compared to operating income of $0.6 million in the second quarter of 2002. This decrease was primarily due to the negative effects of lower net sales. Included in the 2002 operating income was a $2.5 million write-down, resulting from the completion of a book-to-physical inventory analysis, and an additional accrual for product claims of $1.0 million.

All Other

The All Other segment contributed operating income of $0.5 million and $0.8 million for the second quarter of 2003 and 2002, respectively, reflecting the equity investment in Interface Solutions, Inc.

Unallocated Corporate Expense

Unallocated corporate expense of $81.0 million in the second quarter of 2003 increased from $9.3 million in the second quarter of 2002. 2003 included the above-mentioned non-cash charge of $73.0 million related to management’s current assessment of probable asbestos-related insurance asset recoveries. 2003 also included reductions in estimated employee bonus accruals, which included the reversal of $3.5 million accrued in prior periods, offset by a $7.1 million decreased U.S. pension credit. 2002 included the reversal of $2.0 million of franchise taxes that were no longer necessary.

Six Months Ending June 30 Comparison of 2003 and 2002

Net sales for the first six months of 2003 of $1,601.8 million were 1.8% higher compared with net sales of $1,573.7 million for the first six months of 2002. Resilient Flooring net sales increased 1.7%. Wood Flooring net sales decreased by 0.6%. Textiles and Sports Flooring increased by 13.1%. Building Products net sales increased by 5.8%. Cabinets decreased by 14.4%. Net sales in the Americas decreased 1.6%. Excluding the favorable effects of foreign exchange rates of $77.4 million, consolidated net sales decreased 3.0%, with European net sales decreasing by 6.8% and Pacific Area net sales increasing by $4.6 million.

An operating loss of $22.1 was recorded for the first six months of 2003, compared to operating income of $96.1 million for the first six months of 2002. The 2003 operating loss included the above-mentioned non-cash charge of $73.0 million related to management’s current assessment of probable asbestos-related insurance asset recoveries. Also contributing to the 2003 operating results were increased raw material costs, a $13.5 million decreased U.S. pension credit and lower sales volume, partially offset by lower selling and advertising expenses and lower production costs. Operating loss for the first six months of 2003 benefited by approximately $0.7 million due to the effect of foreign exchange rates.

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

A net loss of $32.4 million was recorded for the first six months of 2003, compared to a net loss of $544.2 million in the first six months of 2002.

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

As of June 30, 2003, AHI and AWI (together referred to as “the Companies”) carried out an evaluation, under the supervision and with the participation of the Companies’ management, including the Companies’ Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Companies’ disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Companies’ disclosure controls and procedures are effective.

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

Asbestos-Related Personal Injury Liability

In March 2003, AWI filed an amended Plan of Reorganization and disclosure statement and in May 2003, AWI filed a further amended Plan of Reorganization (“POR”). The POR represents the product of negotiations with and is supported by the Asbestos Personal Injury Claimants’ Committee, the Unsecured Creditors’ Committee and the Future Claimants’ Representative. Based upon the events that occurred through early March 2003, management concluded that it could reasonably estimate its probable liability for asbestos-related current and future personal injury claims. Accordingly, in the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase the liability. The recorded asbestos-related liability for personal injury claims of approximately $3.2 billion at June 30, 2003 and December 31, 2002, which was treated as subject to compromise, represents the estimated amount of liability that is implied based upon the negotiated resolution reflected in the POR, the total consideration expected to be paid to the Asbestos PI Trust pursuant to the POR and a recovery value percentage for the allowed claims of the Asbestos PI Trust that is equal to the estimated recovery value percentage for the allowed non-asbestos unsecured claims. Pursuant to the POR, all current and future asbestos-related personal injury claims will be channeled to the Asbestos PI Trust for resolution and, upon emergence from Chapter 11, reorganized AWI will not have any responsibility for the claims or participate in their resolution.

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

Collateral Requirements

During 2000, AWI had secured a bond for $56.2 million to meet minimum collateral requirements established by the Center with respect to asbestos-related personal injury claims asserted against AWI. On October 27, 2000, the insurance company that underwrote the surety bond informed AWI and the Center of its intention not to renew the surety bond effective February 28, 2001. On February 6, 2001, the Center advised the surety of the Center’s demand for payment of the face value of the bond. The surety filed a motion with the Court seeking to restrain the Center from drawing on the bond. The motion was not granted. On March 28, 2001, the surety filed an amended complaint in the Court seeking similar relief. In addition, on April 27, 2001, AWI filed a complaint and a motion with the Court seeking an order, among other things, enjoining the Center from drawing on the bond or, in the event the Center is permitted to draw on the bond, requiring that the proceeds of any such draw be deposited into a Court-approved account subject to further order of the Court. Judge Alfred M. Wolin of the Federal District Court for the District of New Jersey (the “District Court”), who is also presiding over AWI’s Chapter 11 Case, indicated he would determine these matters. In the spring of 2002, the surety and the Center agreed to voluntarily dismiss the surety’s complaint against the Center in light of AWI’s filing of its complaint. The parties filed cross-motions for summary judgment with respect to the issue of whether the Center is entitled to draw on the surety bond. On March 28, 2003, the District Court granted in part the Center’s motion for summary judgment, and rejected certain defenses to the Center’s attempt to draw on the surety bond. The District Court further ruled that the surety bond did not cover settlements with asbestos claimants that were not documented as of the Filing. On April 7, 2003, the Center filed a motion to vacate that portion of the District Court’s opinion that ruled that the surety bond does not cover any settlement not documented as of the Filing. On July 9, 2003, the District Court granted AWI’s motion for summary judgment in favor of AWI, dismissing the Center’s claims against AWI on the basis that the surety bond is unenforceable.

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

Continued prosecution of these actions and the commencement of any new asbestos property damage actions are stayed due to the Filing. A separate creditors’ committee representing the interests of property damage asbestos claimants was appointed in the Chapter 11 Case. In March 2002, the Court allowed certain alleged holders of asbestos property damage claims to file a class proof of claim against AWI. In July 2002, the Court denied the certification of the proposed class and held that the plaintiffs’ proof of claim shall only be effective as to the named claimants. The plaintiffs’ motion for leave to appeal to the U.S. District Court was denied by Judge Wolin on October 3, 2002. As part of determining whether AWI asbestos containing resilient floor covering products give rise to property damage liability, the Court conducted an initial hearing on September 26 – 27, 2002 to decide the type of scientific testing allowable under the Federal Rules of Evidence to prove or disprove whether such products cause building contamination. On October 22, 2002, the Court granted AWI’s requested relief and ruled that the methodology offered by the Asbestos Property Damage Committee in support of its claims is not a scientifically valid method of quantifying the level of asbestos contamination in a building. On November 1, 2002, the Court directed that all property damage claimants provide, in support of their claims, substantiation that Armstrong flooring products were used in the claimants’ buildings. The Court’s deadline for submission of such product identification documentation was February 10, 2003. Prior to the Court’s deadline, AWI reached an agreement in principle to settle approximately 360 property damage claims, which alleged damages of $0.2 billion, for $2 million, which will be funded by insurance. The Court approved this settlement on April 4, 2003. During the second quarter of 2003, AWI reached an agreement in principle to settle the remaining approximately 100 property damage claims that alleged damages of $0.6 billion, for approximately $7 million, which is to be funded by insurance. This agreement has been filed with the Court, but has not yet been approved.

Due to the agreements discussed above, AWI has recorded a liability (and an equal insurance asset) of $9 million related to asbestos-related property damage claims as of June 30, 2003.

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

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the first quarter of 2001, a new trial judge was selected for the ADR. The new trial judge conducted hearings in 2001 and determined not to rehear matters decided by the previous judge. In the first quarter of 2002, the new trial judge concluded the ADR trial proceeding with findings in favor of AWI on substantially all key issues. Liberty Mutual, the only insurer that is still a party to the ADR, appealed that final judgment. Appellate argument was held on March 11, 2003. On July 30, 2003, the appellate arbitrators ruled that AWI’s claims against certain Liberty Mutual policies were barred by the statute of limitations. The ruling did not address the merits of any of the other issues Liberty Mutual raised in its appeal. Based on that unfavorable ruling, AWI concluded that $73 million of previously recorded insurance assets were no longer probable of recovery. AWI has filed a request with the appellate panel for a rehearing. AWI was also ordered to reimburse Liberty Mutual for certain costs and administration fees that Liberty Mutual incurred during the ADR. The amount of these costs and fees are unknown and AWI is currently unable to estimate the amount.

In July 2002, AWI filed a lawsuit against Liberty Mutual in the Federal District Court for the Eastern District of Pennsylvania seeking, among other things, a declaratory judgment with respect to certain policy issues not subject to binding ADR. The Federal District Court has not yet set a schedule to hear this matter.

One of the insurance carriers, Reliance Insurance Company, was placed under an order of liquidation by the Pennsylvania Insurance Department during October 2001 due to financial difficulties. The order of liquidation prohibits Reliance from making any claim payments under the insurance policies until the liquidation occurs. AWI filed a proof of claim against Reliance during July 2003. It is uncertain when AWI will receive proceeds from Reliance under these insurance policies.

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

On June 13, 2003, the New Hampshire Insurance Department placed The Home Insurance Company (“Home”) under an order of liquidation. Less than $10 million of AWI’s recorded insurance asset is based on policies with Home, which management believes is still probable of recovery. AWI intends to file a proof of claim against Home by the June 2004 deadline. It is uncertain when AWI will receive proceeds from Home under these insurance policies.

Insurance Asset

An insurance asset in respect of asbestos claims in the amount of $120.1 million is recorded as of June 30, 2003 compared to $198.1 million recorded at December 31, 2002. During the second quarter of 2003, AWI reduced its previously recorded insurance asset for asbestos-related personal injury claims by $73 million reflecting management’s current assessment of probable insurance recoveries in light of the ADR appellate panel decision. The $73 million was recorded as a charge for asbestos liability, net, in the accompanying condensed consolidated statement of earnings. Also during the second quarter of 2003, $14 million of asbestos personal injury insurance recoveries were received and $9 million of an insurance asset was recorded for asbestos property damage claims based on agreements reached during the first half of 2003.

Of the total $111.1 million recorded asset for asbestos personal injury claims at June 30, 2003, approximately $22.0 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI’s belief in the availability of insurance in this amount, based upon AWI’s success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation or litigation. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $79 million of the $111.1 million asset for asbestos personal injury claims is determined from agreed coverage in place and is therefore directly related to the amount of the liability. Of the $111.1 million, $16.0 million has been recorded as a current asset as of June 30, 2003 reflecting management’s estimate of the minimum insurance payments to be received in the next 12 months. As of July 2003, approximately $8.0 million of the $16.0 million current asset is past due based on a previous settlement agreement. AWI believes collection of the full amount is still probable and therefore has not established a reserve against these receivables.

AWI believes that the process of pursuing disputed insurance coverage may result in additional settlement amounts than already recorded. However, many uncertainties remain in this process. AWI did not increase the estimated insurance recovery asset in the fourth quarter of 2002, when it revised its recorded asbestos liability for personal injury claims by $2.5 billion, due to these uncertainties..

Cash Flow Impact

As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related claims in the first six months of 2003 or 2002. AWI received asbestos-related insurance recoveries of $14.0 million and $16.0 million, respectively during the first six months of 2003 and 2002. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements. Management estimates that the timing of future cash recoveries of the recorded asset may extend beyond 10 years.

Potential Legislation

The media has been reporting that progress is being made among some industry groups, insurers, labor unions and members of the United States Congress, on reaching a comprehensive legislative approach to the asbestos litigation issue through a proposed national privately funded trust. The United States Senate Judiciary Committee has recently reached an agreement to submit a bill in the coming weeks for consideration by the full Senate. There is uncertainty as to whether this or any other proposal will become law, and what impact, if any, there might be on AWI’s asbestos liability and/or AWI’s Chapter 11 Case. Prior efforts to enact asbestos legislation have not been successful.

Conclusion

Many uncertainties continue to exist about the matters impacting AWI’s asbestos-related liability and insurance asset. These uncertainties include the impact of the Filing and the Chapter 11 process, the number of future claims to be filed, the ultimate value of the asbestos liability, the impact of any potential legislation, the impact of the ADR proceedings on the insurance asset and the financial condition of AWI’s insurance carriers. During 2003, AWI has not revised its previously recorded liability for asbestos-related personal injury claims. However, during the second quarter of 2003, AWI reduced its previously recorded insurance asset for asbestos-related personal injury claims by $73 million reflecting management’s current assessment of probable insurance recoveries based on the unfavorable ruling by the ADR appellate panel.

Additionally, although a POR and Disclosure Statement have been filed with the Court and submitted for voting by creditors, implementation of the POR is subject to the creditors’ vote and confirmation of the POR in accordance with the provisions of the Bankruptcy Code. AWI is unable to predict when and if the POR will be confirmed. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded liability and insurance asset are possible and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability and insurance asset in light of future developments in the Chapter 11 Case and make changes to the recorded amounts if and when it is appropriate.

NON-CHAPTER 11 ASBESTOS-RELATED LITIGATION

An Armstrong domestic subsidiary that is not a party to the Chapter 11 case is a defendant in one asbestos-related litigation matter pending in California state court. It is asserted that the plaintiff was exposed to asbestos for over 40 years in various occupations, including while aboard various ships in the 1940s and 1950s, and as a result died from an asbestos-related disease. It is alleged that the Armstrong subsidiary is a “successor in interest” to a company that owned one of these vessels. The case, which has multiple defendants, has been scheduled for trial in November 2003. Armstrong denies liability and is aggressively defending the matter. Armstrong has not recorded any liability for this matter.

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

Armstrong is involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”), and similar state laws at approximately 23 sites. In most cases, Armstrong is one of many potentially responsible parties (“PRPs”) which have potential liability for the required investigation and remediation of each site and which, in some cases, have agreed to jointly fund that required investigation and remediation. With regard to some sites, however, Armstrong disputes the liability, the proposed remedy or the proposed cost allocation among the PRPs. Armstrong may have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.

Armstrong has been remediating environmental contamination resulting from past industrial activity at certain of its former plant sites. AWI’s payments and remediation work on such sites for which AWI is the potentially responsible party is under review in light of the Chapter 11 Filing. The bar date for claims from several environmental agencies has been extended into the third quarter of 2003.

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

In July 2003, the United States Environmental Protection Agency (“EPA”) notified Armstrong, as a PRP at a particular Superfund site, of the EPA’s estimate of the site’s future cleanup costs, with its assessment of AWI’s share of the costs being a range of $17.8 million to $26.2 million. AWI is currently reviewing this matter but disputes the assessment. While AWI believes that it is probable that it has some liability for this matter, AWI cannot estimate the range of its probable liability for this site due to the timing of the EPA notification and has therefore not recorded a liability. Management will continue to review the matter and record a liability when it can be reasonably estimated, which is expected to be no earlier than the fourth quarter of 2003.

AWI is subject to a unilateral order by the Oregon Department of Environmental Quality (“DEQ”) to conduct a remedial investigation and feasibility study and any necessary remedial design and action at its St. Helens, Oregon facility, as well as the adjacent Scappoose Bay. AWI has denied liability for the Scappoose Bay, but has cooperated with the DEQ regarding its owned property. Other potentially responsible parties who are not yet subject to orders by the DEQ include former site owners Owens Corning (“OC”) and Kaiser Gypsum Company, Inc. (“Kaiser”). AWI has entered into an agreement with Kaiser for the sharing of costs and responsibilities with respect to the remedial investigation, feasibility study and remedy selection at the site. OC has entered into a settlement with the DEQ. Pursuant to the settlement, OC will make a lump sum payment to the DEQ in exchange for contribution protection (including protection against common law and statutory contribution claims by AWI against OC) and a covenant not to sue. AWI has negotiated with the DEQ how these funds will be made available for the investigation and remedial action for the site. AWI has recorded an environmental liability with respect to the St. Helens remedial investigations and feasibility study at its facility, but not for Scappoose Bay because AWI continues to dispute responsibility for any contamination in Scappoose Bay.

Liabilities of $21.5 million at June 30, 2003 and $21.2 million at December 31, 2002 were for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $11.4 million of the June 30, 2003 and December 31, 2002 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $3.1 million and $3.3 million at June 30, 2003 and December 31, 2002, respectively.

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

FORMER EMPLOYEES CLAIM

Former Armstrong employees that were separated in two business divestitures in 2000 brought two purported class actions against the Retirement Committee of AWI, certain current and former members of the Retirement Committee, the Retirement Savings and Stock Ownership Plan (RSSOP), AHI and the trustee bank of the RSSOP. Plaintiffs allege breach of Employee Retirement Income Security Act (ERISA) fiduciary duties and other violations of ERISA pertaining to losses in their RSSOP accounts, which were invested in Armstrong common stock.

While Armstrong believes there are substantive defenses to the allegations and while denying liability, an agreement was reached to settle this matter. Contributors to the settlement are AWI, its insurer and the trustee bank of the RSSOP. The full amount of the settlement will be allocated among approximately 370 former employees. AWI’s portion of the settlement is $1.0 million, which will be treated as convenience claims in the Chapter 11 Case. The settlement was approved by the Bankruptcy Court on March 31, 2003 and by the United States District Court (Eastern District of PA) on June 16, 2003. Based upon the Bankruptcy Court’s approval of the settlement, AWI recorded a $1.0 million charge in the first quarter of 2003 as an other non-operating expense.

DEPARTMENT OF LABOR DISCUSSIONS

Subsequent to an audit by the United States Department of Labor (“DOL”), Armstrong was informed that the DOL was challenging the validity of the use of certain contributions, in the approximate aggregate amount of $33.4 million, to fund debt payments made by the Armstrong Employee Stock Ownership Plan (“ESOP”), as provided for by that plan. Armstrong is cooperating with the DOL to address its questions and concerns about those transactions. Armstrong believes that it fully complied with all applicable laws and regulations governing the plan. Armstrong and the DOL have reached an agreement in principle subject to certain conditions, including approval by the Bankruptcy Court, to resolve this matter with a funding to the ESOP of $1.5 million, which will be distributed to plan participants in accordance with terms of the agreement. A portion of the agreement will be funded by insurance and third parties. Due to the uncertainty of resolving these conditions, Armstrong has not yet recorded any liability related to this matter.

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

Item 6.	Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

Exhibits

No. 2(a)	First Amended Plan of Reorganization submitted to the Court is incorporated by reference from the Form 8-K filed on March 14, 2003.

No. 2(b)	Disclosure Statement submitted to the Court is incorporated by reference from the Form 8-K filed on March 14, 2003.

No. 2(c)	Second Amended Plan of Reorganization submitted to the Court is incorporated by reference from the Form 8-K filed on April 3, 2003.

No. 2(d)	Third Amended Plan of Reorganization submitted to the Court is incorporated by reference from the Form 8-K filed on May 2, 2003.

No. 2(e)	Disclosure Statement submitted to the Court is incorporated by reference from the Form 8-K filed on May 2, 2003.

No. 2(f)	Fourth Amended Plan of Reorganization submitted to the Court is incorporated by reference from the Form 8-K filed on May 23, 2003.

No. 2(g)	Disclosure Statement submitted to the Court is incorporated by reference from the Form 8-K filed on May 23, 2003.

No. 15	Awareness Letter from Independent Accountants

No. 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

No. 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

No. 31.3	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

No. 31.4	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

No. 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

No. 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) The following Current Reports were filed on Form 8-K since the first quarter of 2003.

1)	On May 2, 2003 a current report was filed under Item 5 of Form 8-K related to the Third Amended Plan of Reorganization submitted to the court.

2)	On May 9, 2003, a current report was furnished under Item 9 of Form 8-K related to a press release dated May 9, 2003 regarding financial results for the fiscal quarter ended March 31, 2003.

3)	On May 23, a current report was filed under Item 5 of Form 8-K related to the Fourth Amended Plan of Reorganization submitted to the Court and Item 7 related to a press release dated May 23, 2003.

4)	On May 30, 2003 a current report was filed under Item 5 of Form 8-K related to the Court’s approval of the Disclosure Statement for distribution by AWI and related procedures for creditor voting on the Plan of Reorganization and Item 7 related to a press release dated May 30, 2003.

5)	On July 31, 2003 a current report was filed under Item 5 of Form 8-K related to a press release dated July 30, 2003 regarding a change in the leadership of the Armstrong Flooring Products operations.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMSTRONG HOLDINGS, INC. ARMSTRONG WORLD INDUSTRIES, INC.

By:	/s/ LEONARD A. CAMPANARO
Leonard A. Campanaro Senior Vice President and Chief Financial Officer

By:	/s/ JOHN N. RIGAS
John N. Rigas Senior Vice President, Secretary and General Counsel

By:	/s/ WILLIAM C. RODRUAN
William C. Rodruan Vice President and Controller (Principal Accounting Officer)

Date: August 8, 2003

Exhibit Index

Exhibit No.
No. 2(a)	First Amended Plan of Reorganization submitted to the Court is incorporated by reference from the Form 8-K filed on March 14, 2003.

No. 2(b)	Disclosure Statement submitted to the Court is incorporated by reference from the Form 8-K filed on March 14, 2003.

No. 2(c)	Second Amended Plan of Reorganization submitted to the Court is incorporated by reference from the Form 8-K filed on April 3, 2003.

No. 2(d)	Third Amended Plan of Reorganization submitted to the Court is incorporated by reference from the Form 8-K filed on May 2, 2003.

No. 2(e)	Disclosure Statement submitted to the Court is incorporated by reference from the Form 8-K filed on May 2, 2003.

No. 2(f)	Fourth Amended Plan of Reorganization submitted to the Court is incorporated by reference from the Form 8-K filed on May 23, 2003.

No. 2(g)	Disclosure Statement submitted to the Court is incorporated by reference from the Form 8-K filed on May 23, 2003.

No. 15	Awareness Letter from Independent Accountants

No. 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

No. 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

No. 31.3	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

No. 31.4	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

No. 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

No. 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002