Form 10-Q
period 2003-09-30
ARMSTRONG WORLD INDUSTRIES INC; ARMSTRONG HOLDINGS INC /PA/
filed 2003-10-31
CIK 7431, 1109304

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Number of shares of Armstrong Holdings, Inc.’s common stock outstanding as of October 16, 2003 - 40,668,892.

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

These are some of the factors that could potentially cause actual results to differ materially from expected and historical results:

Chapter 11 Filing

•	Factors relating to Armstrong World Industries, Inc.’s (“AWI”) Chapter 11 Filing, such as: the possible disruption of relationships with creditors, customers, suppliers and employees; the ultimate size of AWI’s asbestos-related and other liabilities; the ability to confirm and implement a plan of reorganization; the availability of financing and refinancing for both AWI and its subsidiaries that are not parties to its Chapter 11 Filing; and AWI’s ability to comply with covenants in its debtor-in-possession credit facility (the “DIP Facility”).

Legal Claims

•	Claims of undetermined merit and amount which have been asserted against us for various legal matters, including AWI’s asbestos related litigation. For more information on these matters, see the discussion of Legal Proceedings in Part II, Item 1 in this report.

Business Environment

•	Changes in demand for public and private commercial and residential building construction and renovation, laws and regulations, foreign currency and interest rates, inflation or other related factors affecting our businesses. Despite our efforts to foresee and plan for the effects of changes in these circumstances, we can not predict their impact with certainty. For example, economic weakness can lead customers to delay or cancel construction plans or could lead to further industry overcapacity. For more information on these matters, see the discussion of Market Risk in Item 7A of Armstrong Holdings, Inc. 2002 Form 10-K.

•	Business combinations among our competitors or suppliers, which could affect our competitive position in any of our business units. Similarly, combinations or alliances among our major customers could increase their purchasing power in dealing with us. If we should enter into one or more business combinations, our business, finances and capital structure could be affected.

•	The level of success of our new product introductions and those of our competitors.

•	The extent to which we successfully achieve integration of and synergies from acquisitions as well as the impact of divestitures, restructuring and other unusual items that may result from evolving business strategies and organizational restructuring.

Retail Environment

•	Business decisions and business conditions that affect our major customers and distribution networks. For example, a significant portion of our revenue in North America comes from sales to major home center retailers.

•	Increased retail trade consolidation, especially in markets such as the United States, could make us more dependent upon key retailers whose relative bargaining strength may increase.

•	Changes in the policies and marketing strategies of our retail trade customers, such as inventory shifts or fluctuations, limitations on access to shelf space and other conditions. Many of our customers, particularly major home center retailers, have engaged with us in continuous efforts to reduce their inventory levels and improve delivery fulfillment.

International

•	Various worldwide economic and political factors, changes in the competitive structures of the markets, credit risks in emerging markets, variations in residential and commercial construction rates, and economic growth rates in various areas of the world in which we do business. These factors could affect the end-use markets for our products in various parts of the world.

•	Changes in intellectual property legal protections and remedies, trade regulations, tariff classifications or duty rates, and procedures and actions affecting production, pricing and marketing of products, intergovernmental disputes, possible nationalization and unstable governments and legal systems.

•	Changes in exchange rates can significantly affect our reported results from one period to the next.

Raw Materials

•	Availability of raw materials, energy, water and sourced products due to changes in business and legal conditions that impact our suppliers, including environmental conditions, laws and regulations, litigation involving our suppliers, transportation disruptions and/or business decisions made by our suppliers.

•	Raw material price increases (for example price increases in hardwood lumber, limestone or petroleum-based raw materials such as plasticizers or PVCs), energy cost increases (for example price increases in natural gas), and changes in transportation costs.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings

(amounts in millions, except per share amounts)

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	$851.4	$846.5	$2,453.2	$2,420.2
Cost of goods sold	677.9	640.9	1,932.8	1,812.8

Gross profit	173.5	205.6	520.4	607.4

Selling, general and administrative expenses	151.1	160.0	454.4	474.9
Charge for asbestos liability, net	8.0	—	81.0	—
Restructuring and reorganization charges (reversals), net	2.7	(0.6)	6.8	2.1
Equity (earnings) from affiliates, net	(6.1)	(6.2)	(17.5)	(18.1)

Operating income (loss)	17.8	52.4	(4.3)	148.5

Interest expense (unrecorded contractual interest of $24.9, $24.9, $74.4 and $74.4, respectively)	2.7	3.7	8.1	10.5
Other non-operating expense	4.5	0.8	7.0	2.6
Other non-operating (income)	(1.0)	(1.2)	(2.7)	(3.6)
Chapter 11 reorganization costs, net	6.3	6.6	16.2	19.1

Earnings (loss) before income taxes and cumulative effect of a change in accounting principle	5.3	42.5	(32.9)	119.9

Income tax expense	10.0	13.1	4.2	40.9

Earnings (loss) before cumulative effect of a change in accounting principle	(4.7)	29.4	(37.1)	79.0

Cumulative effect of a change in accounting principle, net of tax of $2.2	—	—	—	(593.8)

Net earnings (loss)	$(4.7)	$29.4	$(37.1)	$(514.8)

Earnings (loss) per share of common stock, before cumulative effect of a change in accounting principle:
Basic	$(0.12)	$0.73	$(0.92)	$1.95
Diluted	$(0.12)	$0.72	$(0.92)	$1.94

Loss per share of common stock, cumulative effect of a change in accounting principle:
Basic	$—	$—	$—	$(14.66)
Diluted	$—	$—	$—	$(14.66)

Net earnings (loss) per share of common stock:
Basic	$(0.12)	$0.73	$(0.92)	$(12.71)
Diluted	$(0.12)	$0.72	$(0.92)	$(12.71)

Average number of common shares outstanding:
Basic	40.5	40.5	40.5	40.5
Diluted	40.7	40.7	40.7	40.7

See accompanying notes to condensed consolidated financial statements beginning on page 9.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	Unaudited September 30, 2003	December 31, 2002
Assets
Current Assets:
Cash and cash equivalents	$425.9	$380.0
Accounts and notes receivable, net	377.8	332.4
Inventories, net	461.1	435.5
Deferred income taxes	17.3	14.7
Other current assets	84.9	93.3

Total current assets	1,367.0	1,255.9

Property, plant and equipment, less accumulated depreciation and amortization of $1,383.6 and $1,263.8, respectively	1,257.7	1,303.7

Insurance receivable for asbestos-related liabilities, noncurrent	95.1	174.1
Prepaid pension costs	447.0	435.2
Investment in affiliates	49.7	43.9
Goodwill, net	237.3	227.6
Other intangibles, net	81.0	88.6
Deferred income taxes, noncurrent	901.3	869.7
Other noncurrent assets	108.3	106.1

Total assets	$4,544.4	$4,504.8

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$5.0	$12.3
Current installments of long-term debt	8.4	6.7
Accounts payable and accrued expenses	348.9	351.6
Income taxes	57.3	26.0

Total current liabilities	419.6	396.6

Liabilities subject to compromise	4,868.3	4,861.1

Long-term debt, less current installments	41.6	39.9
Postretirement and postemployment benefit liabilities	259.5	255.1
Pension benefit liabilities	204.2	185.9
Other long-term liabilities	82.2	82.7
Deferred income taxes	17.7	20.7
Minority interest in subsidiaries	9.6	9.5

Total noncurrent liabilities	5,483.1	5,454.9

Shareholders’ equity (deficit):
Common stock, $1 par value per share Authorized 200 million shares; issued 51,878,910 shares	51.9	51.9
Capital in excess of par value	168.1	167.6
Reduction for ESOP loan guarantee	(142.2)	(142.2)
Accumulated deficit	(935.6)	(898.5)
Accumulated other comprehensive income (loss)	12.8	(12.2)
Less common stock in treasury, at cost 2003 – 11,210,018 shares; 2002 – 11,201,326 shares	(513.3)	(513.3)

Total shareholders’ deficit	(1,358.3)	(1,346.7)

Total liabilities and shareholders’ equity	$4,544.4	$4,504.8

See accompanying notes to condensed consolidated financial statements beginning on page 9.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except per share amounts)

Unaudited

	2003		2002
Common stock, $1 par value:
Balance at beginning of year and September 30	$51.9		$51.9

Capital in excess of par value:
Balance at beginning of year	$167.6		$166.8
Stock issuances and other	0.5		1.1

Balance at September 30	$168.1		$167.9

Reduction for ESOP loan guarantee:
Balance at beginning of year and September 30	$(142.2)		$(142.2)

Retained earnings (accumulated deficit):
Balance at beginning of year	$(898.5)		$1,244.3
Net (loss) for nine months	(37.1)	$(37.1)	(514.8)	$(514.8)

Balance at September 30	$(935.6)		$729.5

Accumulated other comprehensive income (loss):
Balance at beginning of year	$(12.2)		$(47.1)
Foreign currency translation adjustments	28.7		22.7
Derivative (loss) gain, net	(2.1)		4.8
Minimum pension liability adjustments	(1.6)		(3.4)

Total other comprehensive income	25.0	25.0	24.1	24.1

Balance at September 30	$12.8		$(23.0)

Comprehensive (loss)		$(12.1)		$(490.7)

Less treasury stock at cost:
Balance at beginning of year and September 30	$(513.3)		$(513.3)

Total shareholders’ equity (deficit)	$(1,358.3)		$270.8

See accompanying notes to condensed consolidated financial statements beginning on page 9.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net (loss)	$(37.1)	$(514.8)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net	—	593.8
Depreciation and amortization	129.9	100.9
Deferred income taxes	(35.6)	4.3
Equity (earnings) from affiliates, net	(17.5)	(18.1)
Chapter 11 reorganization costs, net	16.2	19.1
Chapter 11 reorganization costs payments	(19.6)	(17.0)
Restructuring and reorganization charges, net of reversals	6.8	2.1
Restructuring and reorganization payments	(3.4)	(1.2)
Asbestos-related insurance recoveries	23.0	16.0
Payments for asbestos related claims	(9.0)	—
Charge for asbestos liability, net	81.0	—
Cash effect of hedging activities	(9.7)	(17.4)
Changes in operating assets and liabilities net of effects of reorganizations and restructuring
(Increase) in receivables	(32.8)	(75.0)
(Increase)/decrease in inventories	(13.3)	33.8
(Increase) in other current assets	(0.7)	(7.6)
(Increase) in other noncurrent assets	(11.2)	(32.4)
Increase/(decrease) in accounts payable and accrued expenses	(14.4)	45.7
Increase in income taxes payable	31.1	0.2
Increase in other long-term liabilities	6.5	6.0
Other, net	0.4	12.1

Net cash provided by operating activities	90.6	150.5

Cash flows from investing activities:
Purchases of property, plant and equipment and computer software	(55.6)	(79.6)
Distributions from equity affiliates	12.0	15.0
Proceeds from the sale of assets	1.8	3.3

Net cash (used for) investing activities	(41.8)	(61.3)

Cash flows from financing activities:
Increase/(decrease) in short-term debt, net	(3.8)	1.6
Payments of long-term debt	(3.1)	(2.5)
Other, net	(0.6)	(0.6)

Net cash (used for) financing activities	(7.5)	(1.5)

Effect of exchange rate changes on cash and cash equivalents	4.6	4.8

Net increase in cash and cash equivalents	$45.9	$92.5
Cash and cash equivalents at beginning of year	380.0	277.4

Cash and cash equivalents at end of period	$425.9	$369.9

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

Operating results for the third quarter and nine months of 2003 and the corresponding periods of 2002 included in this report are unaudited. However, these condensed consolidated financial statements have been reviewed by independent public accountants in accordance with established professional standards and procedures for a limited review of interim financial information. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Effective July 1, 2003, AHI adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which addresses accounting for certain financial instruments with characteristics of both liabilities and equity. AHI’s current results of operations and financial position have not been affected.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” The requirements for variable interest entities created after January 31, 2003 were adopted on February 1, 2003. AHI’s current results of operations and financial position have not been affected. The FASB deferred the effective date of the requirements for existing variable interest entities until the fourth quarter of 2003. While AHI is finalizing its review, adoption in the fourth quarter of 2003 is not anticipated to have an impact on AHI’s consolidated results of operations or financial position.

NOTE 2. STOCK-BASED COMPENSATION

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

(amounts in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$(4.7)	$29.4	$(37.1)	$(514.8)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	0.1	0.1	0.5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(0.2)	(0.2)	(0.9)

Pro forma net income (loss)	$(4.7)	$29.3	$(37.2)	$(515.2)

Earnings (loss) per share:
Basic – as reported	$(0.12)	$0.73	$(0.92)	$(12.71)
Basic – pro forma	$(0.12)	$0.72	$(0.92)	$(12.72)

Diluted – as reported	$(0.12)	$0.72	$(0.92)	$(12.71)
Diluted – pro forma	$(0.12)	$0.72	$(0.92)	$(12.72)

NOTE 3. CHAPTER 11 REORGANIZATION

On December 6, 2000, AWI, the major operating subsidiary of AHI, filed a voluntary petition for relief (the “Filing”) under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”) in order to use the court-supervised reorganization process to achieve a resolution of the AWI asbestos liability. Also filing under Chapter 11 were two of Armstrong’s wholly-owned subsidiaries, Nitram Liquidators, Inc. (“Nitram”) and Desseaux Corporation of North America, Inc. (“Desseaux,” and together with AWI and Nitram, the “Debtors”). The Chapter 11 cases are being jointly administered under case numbers 00-4469, 00-4470, and 00-4471 (the “Chapter 11 Case”).

AHI, and Armstrong’s other subsidiaries, including Triangle Pacific Corp. (now Armstrong Wood Products Inc.), WAVE (Armstrong’s ceiling grid systems joint venture with Worthington Industries), Armstrong Canada, Armstrong DLW AG and its other non-U.S. operating subsidiaries were not a part of the Filing. Asbestos-related claims against any of these non-debtor entities are not addressed in the Chapter 11 proceedings unless they are personal injury derivative liabilities of AWI.

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

Three creditors’ committees, one representing asbestos personal injury claimants (the “Asbestos Personal Injury Claimants’ Committee”), one representing asbestos property damage claimants (the “Asbestos Property Damage Committee”), and the other representing other unsecured creditors (the “Unsecured Creditors’ Committee”), were appointed in the Chapter 11 Case. Based on the settlement of all remaining asbestos-related property damage claims as described below, the Asbestos Property Damage Committee has been disbanded. In addition, an individual has been appointed to represent the interests of future asbestos personal injury claimants (the “Future Claimants’ Representative”). In accordance with the provisions of the Bankruptcy Code, these parties have the right to be heard on matters that come before the Court in the Chapter 11 Case.

Plan of Reorganization

On November 4, 2002, AWI filed a Plan of Reorganization with the Court. AWI has since filed several amended plans of reorganization with the Court, along with selected exhibits. The fourth amended Plan of Reorganization, with certain exhibits, was filed on May 23, 2003 (as so amended, it is referred to in this report as the “POR”). The POR has been endorsed by AHI’s Board of Directors and is supported by the Asbestos Personal Injury Claimants’ Committee, the Unsecured Creditors’ Committee and the Future Claimants’ Representative. The POR provides for AWI to continue to conduct its existing lines of business with a reorganized capital structure, under which, among other things, its existing shares will be cancelled and new common shares and notes will be issued to its unsecured creditors and to a trust to be established under the POR for the benefit of AWI’s current and future asbestos personal injury claimants, in full satisfaction of their claims against AWI, as further discussed below. The POR excludes Armstrong’s Nitram and Desseaux subsidiaries.

The POR was mailed to creditors for voting in June 2003. The Court extended the deadline for creditors to vote on the POR from September 22, 2003 to October 31, 2003. The Court received 17 objections to the POR from creditors by the September 22, 2003 deadline. AWI has resolved or filed responses to these objections and believes that many of these objections will be addressed prior to the Confirmation hearing. Technical modifications to the fourth amended Plan of Reorganization were filed on October 17, 2003.

Implementation of the POR and the treatment of claims and interests as provided therein are subject to confirmation of the POR in accordance with the provisions of the Bankruptcy Code. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. See “Next Steps in the Chapter 11 Process” section for further discussion.

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

Asbestos Personal Injury Trust

A principal feature of the POR is the creation of a trust (the “Asbestos PI Trust”), pursuant to section 524(g) of the Bankruptcy Code, to which all AWI present and future asbestos-related personal injury claims, including contribution claims of co-defendants, will be channeled. In accordance with the “524(g) injunction” to be issued by the Court in connection with the confirmation of the POR, various entities will be protected from suit on account of AWI present and future asbestos-related personal injury claims. These entities include, among others, AWI, reorganized AWI, AHI, AWI’s affiliates, and their respective officers and directors. Claims resolution procedures to be utilized by the Asbestos PI Trust have been developed. These procedures will govern the allowance and payment by the Asbestos PI Trust of these AWI present and future asbestos-related personal injury claims. The Asbestos PI Trust will be funded with AWI’s rights to insurance providing coverage for asbestos-related personal injury claims, as well as a share of cash, notes, and common stock to be issued under the POR to creditors, as described below.

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

However, proceeds received under any private offering of debt securities and/or secured term loan borrowings, shall be excluded from the determination of Available Cash.

•	Plan Notes of reorganized AWI and/or net proceeds from any private offerings of debt securities, and

•	Substantially all of the new common stock of reorganized AWI

The total amount of Plan Notes will be the greater of (i) $1.125 billion less Available Cash and (ii) $775 million. However, AWI will use reasonable efforts to issue one or more private offerings of debt securities on, or as soon as practicable after, the Effective Date that would yield net proceeds at least equal to the amount of the Plan Notes prescribed by the Plan. If the private offerings are successful, the Plan Notes would not be issued. If the offerings yield proceeds less than the amount of the Plan Notes prescribed by the Plan, AWI will issue Plan Notes equal to the difference. The private offerings, if issued, will not be registered under the Securities Act of 1933 and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. If only the Plan Notes are issued, AWI expects to issue an aggregate amount of $775 million Plan Notes. These Plan Notes will consist of (i) a tranche of notes with a seven-year maturity and a fixed interest rate, (ii) a tranche of notes with a ten-year maturity and a fixed interest rate and (iii) a tranche of floating rate notes with a maturity of not less than five years, but no more than ten years, structured in a manner similar to, and as liquid as, marketable bank debt which satisfy the requirements of the POR and are on terms and conditions that are mutually satisfactory to AWI and the Asbestos PI Claimants’ Committee, the Future Claimants’ Representative, and, if unsecured claimants, other than convenience claimants, vote to accept the POR, the Unsecured Creditors’ Committee.

The POR provides that unsecured creditors, other than convenience creditors described below, will receive their pro rata share of:

•	34.43% of the new common stock of reorganized AWI,

•	34.43% of the first $1.05 billion of

•	Up to $300 million of Available Cash and

•	The principal amount of each series of Plan Notes and/or net cash proceeds from any private debt offerings of debt securities.

•	60% of the next $50 million of Available Cash and, if such Available Cash is less than $50 million, then 60% of each series of Plan Notes and/or net cash proceeds from any private debt offerings of debt securities, in an amount equal to the difference between $50 million and the amount of such Available Cash, and

•	34.43% of the remaining amount of Available Cash and each series of Plan Notes and/or net cash proceeds from any private debt offerings of debt securities.

The remaining amount of new common stock of reorganized AWI, Available Cash and Plan Notes and/or net cash proceeds from any private debt offerings of debt securities will be distributed to the Asbestos PI Trust.

Under the POR, unsecured creditors whose claims (other than debt securities) are less than $10,000 or who elect to reduce their claims to $10,000 will be treated as “convenience creditors” and will receive payment of 75% of their allowed claim amount in cash.

Under the POR, the existing equity interests in AWI will be cancelled. The POR provides for the distribution, with respect to existing equity, of warrants to purchase shares of reorganized AWI (the “Warrants”). The terms of the Warrants are provided in an exhibit to the POR. The Warrants:

•	Would constitute 5% of the common stock of reorganized AWI on a fully diluted basis, upon exercise of all the Warrants;

•	Would have a scheduled 7-year exercisable term from the effective date of the POR; and

•	Would contain an exercise price equal to 125% of the per share equity value of reorganized AWI, as agreed among the financial advisers for AWI, the Asbestos Personal Injury Claimants’ Committee, the Unsecured Creditors’ Committee, and the Future Claimants’ Representative, as set forth in the Court-approved disclosure statement for the POR.

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

AHI’s shareholders are not entitled to vote on the POR. However, AHI’s shareholders have been sent a copy of the Disclosure Statement. If the POR is implemented, the only value that will be available to AHI shareholders is their ratable share of the Warrants. AHI intends to distribute the Warrants to its shareholders if AHI’s Plan of Dissolution (see discussion below) is approved by AHI’s shareholders.

Valuation of Reorganized AWI for Purposes of the POR

In the Disclosure Statement, which assumed an Effective Date of the POR of July 1, 2003, and based on estimates of the fair value of reorganized AWI, the total value of consideration to be distributed to the Asbestos PI Trust, other than the asbestos product liability insurance policies, will be approximately $1.8 billion, and the total value of consideration to be distributed to holders of allowed unsecured claims (other than convenience claims) will be approximately $0.9 billion. Based upon the estimated value of the POR consideration and AWI’s estimate that unsecured claims allowed by the Court (other than convenience claims) will total approximately $1.65 billion, AWI estimates that holders of allowed unsecured claims (other than convenience claims) will receive a recovery having a value equal to approximately 59.5% of their allowed claims. AWI’s estimates of the consideration and potential recoveries are based upon many assumptions, including:

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

AHI’s Plan of Dissolution, Winding Up and Distribution (“Plan of Dissolution”)

In connection with the consummation of the POR, the existing equity interests in AWI will be cancelled, the new common stock of reorganized AWI will be issued to AWI’s unsecured creditors and the Asbestos PI Trust and the Warrants will be issued to AHI (or a wholly-owned subsidiary of AHI). The Board of Directors of AHI has determined that it is not practicable for AHI to continue in operation as an on-going business owning the Warrants, which will then be AHI’s only asset. The POR contemplates, and the Board of Directors of AHI has approved and recommended, that AHI shareholders voluntarily dissolve AHI and adopt a plan for winding up its affairs in accordance with Pennsylvania law and, subject to completion of AHI’s winding up, distributing the Warrants to the shareholders. A special meeting of AHI shareholders has been called to vote on the Plan of Liquidation on December 3, 2003, and appropriate materials regarding such meeting have been sent to AHI’s shareholders. If the Plan of Dissolution is not approved by AHI’s shareholders, AHI will not distribute the Warrants to AHI’s shareholders and the Board of Directors will determine how to proceed under the circumstances. One alternative in such event may be for AHI to seek involuntary dissolution by order of, and under the supervision of, a Pennsylvania court. The POR provides that reorganized AWI will pay costs and expenses incurred in connection with seeking AHI shareholder approval of the Plan of Dissolution and, if so approved, of administering AHI’s Plan of Dissolution. Reorganized AWI will otherwise have no responsibility for AHI’s on-going costs.

Other Matters

In another company’s asbestos-related Chapter 11 case, a motion for recusal has been filed against Judge Alfred M. Wolin, who is jointly administering the asbestos issues in five companies’ Chapter 11 cases, including AWI. Judge Wolin has not yet ruled on the recusal motion. AWI is uncertain as to the merits of the motion, and what impact, if any, this motion will have on AWI’s Chapter 11 proceedings.

Next Steps in the Chapter 11 Process

Following the creditor voting, the Court will hold a hearing to consider confirmation of the POR. It is anticipated that such hearing will be on November 17 and 18, 2003. If the Court confirms the POR in November, AWI could emerge from Chapter 11 protection as soon as the end of 2003. Of course, there can be no certainty that all such events will occur, or if they do, that they will occur in accordance with such timeframes.

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

Bar Date for Filing Claims

The Court established August 31, 2001 as the bar date for all claims against AWI except for asbestos-related personal injury claims and certain other specified claims. A bar date is the date by which claims against AWI must be filed if the claimants wish to participate in any distribution in the Chapter 11 Case. The Court had extended the bar date for claims from several environmental agencies until the third quarter of 2003. A bar date for asbestos-related personal injury claims (other than claims for contribution, indemnification, or subrogation) has been rendered unnecessary under the terms of the POR, which defers such filings until the establishment of a trust to administer such claims.

Approximately 4,700 proofs of claim (including late-filed claims) totaling approximately $6.3 billion alleging a right to payment from AWI were filed with the Court in response to the August 31, 2001 bar date, which are discussed below. AWI continues to investigate claims. The Court will ultimately determine liability amounts that will be allowed as part of the Chapter 11 process.

In its ongoing review of the filed claims, AWI has identified and successfully objected to approximately 2,000 claims totaling $2.1 billion. These claims were primarily duplicate filings, claims that were subsequently amended or claims that are not related to AWI. The Court disallowed these claims with prejudice.

Approximately 1,000 proofs of claim totaling approximately $1.8 billion are pending with the Court that are associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI’s participation in the Center for Claims Resolution (the “Center”). As stated above, the bar date of August 31, 2001 did not apply to asbestos-related personal injury claims other than claims for contribution, indemnification, or subrogation. The POR contemplates that all AWI asbestos-related personal injury claims, including claims for contribution, indemnification, or subrogation, will be addressed in the future pursuant to the procedures to be developed in connection with the POR. See further discussion regarding AWI’s liability for asbestos-related matters in Note 11.

During the first six months of 2003, AWI settled all of the approximately 460 remaining property damage claims that alleged damages of $0.8 billion, for approximately $9 million. Payments to claimants were made during the third quarter of 2003 and were funded by insurance. See Note 10 for further discussion of property damage litigation.

Approximately 1,200 claims totaling approximately $1.6 billion alleging a right to payment for financing, environmental, trade debt and other claims are pending with the Court. For these categories of claims, AWI has previously recorded approximately $1.6 billion in liabilities. AWI continues to investigate the claims to determine their validity.

AWI continues to evaluate claims filed in the Chapter 11 Case. AWI has recorded liability amounts for claims whose value can be reasonably estimated and which it believes are probable of being allowed by the Court. During the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase its estimate of probable asbestos-related liability for personal injury claims based on the developments in the Chapter 11 Case. See Note 11 for further discussion. At this time, it is impossible to reasonably estimate the value of all the claims that will ultimately be allowed by the Court. However, it is likely the value of the claims ultimately allowed by the Court will be different than amounts presently recorded by AWI and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and make changes to the recorded liability if and when it is appropriate.

Financing

On November 1, 2002, the Court announced it had approved AWI’s motion to reduce the amount of its debtor-in-possession credit facility (the “DIP Facility”) from $200 million to $75 million, eliminate the revolving credit borrowing feature, retain the letter of credit issuance facility and extend the maturity date to December 8, 2003. On September 29, 2003, the Court approved the extension of the maturity date of the DIP Facility to December 8, 2004. As of September 30, 2003, AWI had approximately $32.6 million in letters of credit which were issued pursuant to the DIP Facility. As of September 30, 2003, AWI had $263.2 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. AWI believes that cash on hand and generated from operations and dividends from its subsidiaries, together with lines of credit and the DIP Facility, will be adequate to address its foreseeable liquidity needs. Obligations under the DIP Facility, including reimbursement of draws under the letters of credit, if any, constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact

AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. See Note 5 for detail of the liabilities subject to compromise at September 30, 2003 and December 31, 2002. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI’s estimated liability for asbestos-related personal injury claims is also recorded in liabilities subject to compromise. See Note 11 for further discussion of AWI’s asbestos liability.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities during the first nine months of 2003 and 2002:

(amounts in millions)	2003	2002
Professional fees	$19.0	$22.5
Interest income, post petition	(2.4)	(2.7)
Reductions to prepetition liabilities	(0.5)	(0.9)
Other expense directly related to bankruptcy, net	0.1	0.2

Total Chapter 11 reorganization costs, net	$16.2	$19.1

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

NOTE 4. SEGMENT RESULTS

(amounts in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
Net sales to external customers	2003	2002	2003	2002
Resilient Flooring	$315.6	$315.1	$910.6	$900.4
Wood Flooring	183.7	180.3	532.5	531.2
Textiles and Sports Flooring	73.3	68.6	202.4	182.7
Building Products	227.9	225.8	651.7	626.4
Cabinets	50.9	56.7	156.0	179.5

Total sales to external customers	$851.4	$846.5	$2,453.2	$2,420.2

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment operating income (loss)	2003	2002	2003	2002
Resilient Flooring	$20.8	$21.5	$57.5	$61.1
Wood Flooring	(9.9)	10.0	(2.0)	37.2
Textiles and Sports Flooring	0.2	(1.1)	(8.9)	(3.3)
Building Products	32.4	34.6	78.0	81.8
Cabinets	(3.2)	(0.3)	(9.2)	3.5
All Other	0.5	0.5	1.4	1.9

Total segment operating income	40.8	65.2	116.8	182.2
Unallocated Corporate (expense)	(23.0)	(12.8)	(121.1)	(33.7)

Total consolidated operating Income (loss)	$17.8	$52.4	$(4.3)	$148.5

Segment assets	September 30, 2003	December 31, 2002
Resilient Flooring	$917.1	$890.7
Wood Flooring	614.5	619.7
Textiles and Sports Flooring	212.6	203.4
Building Products	551.4	544.6
Cabinets	110.3	116.6
All Other	20.0	18.4

Total segment assets	2,425.9	2,393.4
Assets not assigned to segments	2,118.5	2,111.4

Total consolidated assets	$4,544.4	$4,504.8

NOTE 5. LIABILITIES SUBJECT TO COMPROMISE

As a result of AWI’s Chapter 11 filing (see Note 3), pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of AHI subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI’s asbestos liability is also recorded in liabilities subject to compromise. See Note 3 for further discussion on how the Chapter 11 process may address AWI’s liabilities subject to compromise and Note 11 for further discussion of AWI’s asbestos liability.

Liabilities subject to compromise at September 30, 2003 and December 31, 2002 are as follows:

(amounts in millions)	September 30, 2003	December 31, 2002
Debt (at face value)	$1,400.7	$1,400.7
Asbestos-related liability	3,190.6	3,190.6
Prepetition trade payables	58.7	51.7
Prepetition other payables and accrued interest	60.6	60.4
ESOP loan guarantee	157.7	157.7

Total liabilities subject to compromise	$4,868.3	$4,861.1

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

NOTE 6. INVENTORIES

(amounts in millions)

	September 30, 2003	December 31, 2002
Finished goods	$328.5	$294.3
Goods in process	51.8	44.8
Raw materials and supplies	158.4	166.0
Less LIFO and other reserves	(77.6)	(69.6)

Total inventories, net	$461.1	$435.5

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

The following table represents the changes in goodwill since December 31, 2002.

(amounts in millions)

Goodwill by segment	January 1, 2003	Adjustments, net(1)	Impairments	September 30, 2003
Resilient Flooring	$89.3	$8.7	$—	$98.0
Wood Flooring	113.8	—	—	113.8
Building Products	11.9	1.0	—	12.9
Cabinets	12.6	—	—	12.6

Total consolidated goodwill	$227.6	$9.7	$—	$237.3

(1)	Effects of foreign exchange

The following table details amounts related to AHI’s intangible assets as of September 30, 2003 and December 31, 2002.

	September 30, 2003		December 31, 2002
(amounts in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Computer software	$101.3	$53.0	$100.6	$44.7
Land use rights and other	4.4	0.9	4.4	0.8

Total	$105.7	$53.9	$105.0	$45.5

Unamortized intangible assets
Trademarks and brand names	$29.2		$29.1

Total intangible assets	$134.9		$134.1

Aggregate Amortization Expense
For the nine months ended September 30, 2003	$12.2
For the nine months ended September 30, 2002	$10.4

NOTE 8. RESTRUCTURING AND OTHER ACTIONS

In July 2003, AHI announced its plans to close the Wood Flooring manufacturing location in Port Gibson, Mississippi, effective September 2003, due to excess production capacity. The production has been transferred to another Wood Flooring location, resulting in a net reduction of approximately 145 positions. Charges of $15.6 million, primarily related to accelerated depreciation, were recorded in the third quarter of 2003 as a component of cost of sales.

A $3.7 million restructuring charge was recorded in the third quarter of 2003. The charge related primarily to severance benefits for approximately 72 employees in a Textiles and Sports Flooring plant in the Netherlands, as part of the continuing 2002 restructuring plan to consolidate certain functions in the European flooring business. Separately, $0.8 million of the remaining reserve related to a noncancelable operating lease in the U.K. was reversed in the Unallocated Corporate segment as a result of reaching agreement with outside parties on future rent increases and disputed rent payments by a sublessee. $0.2 million of the remaining accruals from the second quarter 2003 and second quarter 2002 charges in the Resilient Flooring segment was also reversed, comprising certain severance accruals that were no longer necessary.

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

In the third quarter of 2002, $0.6 million of the remaining accrual related to the first quarter 2002 and fourth quarter 2001 charges in the Textiles and Sports Flooring segment was reversed, comprising certain severance accruals that were no longer necessary.

A $2.2 million restructuring charge was recorded in the second quarter of 2002. The charge primarily related to severance benefits for approximately 120 employees in the European Resilient Flooring business due to a slow European economy and a consolidation of worldwide research and development activities. Of the $2.2 million, $0.4 million represented a non-cash charge for enhanced retirement benefits, which is accounted for as an increase to pension benefit liabilities.

A $0.5 million restructuring charge was recorded in the first quarter of 2002. The charge related to severance benefits for 11 employees in the Textiles and Sports Flooring segment to reflect staffing needs for current business conditions and continued efforts initiated in the fourth quarter of 2001.

The following table summarizes activity in the reorganization and restructuring accruals for the first nine months of 2003 and 2002. The net amount of charges and reversals in the table does not agree to the income statement due to non-cash charges for enhanced retirement benefits that did not affect the restructuring accrual accounts.

(amounts in millions)	Beginning Balance	Cash Payments	Charges	Reversals	Other	Ending Balance
2003	$9.1	(3.4)	8.2	(1.4)	0.6	$13.1
2002	8.9	(1.2)	2.3	(0.6)	0.3	9.7

The amount in “other” for 2003 and 2002 is primarily related to foreign currency translation.

Substantially all of the remaining balance of the restructuring accrual as of September 30, 2003 relates to a noncancelable-operating lease, which extends through 2017, and severance for terminated employees with extended payouts, the majority of which will be paid by the second quarter of 2004.

NOTE 9. PRODUCT WARRANTIES

AHI provides direct customer and end-user warranties for its products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. Generally, the terms of these warranties range up to 25 years and provide for the repair or replacement of the defective product. AHI collects and analyzes warranty claims data with a focus on the historical amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table illustrates the activity for product warranties for the first nine months of 2003 and 2002:

(amounts in millions)	2003	2002
Balance at January 1	$22.7	$19.2
Reductions for payments	(29.5)	(27.4)
Current year warranty accruals	31.0	29.2
Preexisting warranty accrual changes	(0.3)	(0.3)
Effects of foreign exchange translation	0.9	0.8

Balance at September 30	$24.8	$21.5

NOTE 10. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
(amounts in millions)	2003	2002
Interest paid	$2.6	$4.2
Income taxes paid, net	$12.5	$35.9

NOTE 11. LITIGATION AND RELATED MATTERS

ASBESTOS-RELATED LITIGATION

The following is a summary update of asbestos-related litigation; see Item 3 of AHI’s 2002 Form 10-K filing for additional information.

AWI, the major operating subsidiary of AHI, is a defendant in personal injury cases and property damage cases related to asbestos containing products. On December 6, 2000, AWI filed a voluntary petition for relief (“the Filing”) under Chapter 11 of the U.S. Bankruptcy Code to use the court supervised reorganization process to achieve a resolution of the AWI asbestos liability.

AHI, and Armstrong’s other subsidiaries, including Triangle Pacific Corp. (now Armstrong Wood Products Inc.), WAVE (Armstrong’s ceiling grid systems joint venture with Worthington Industries), Armstrong Canada, Armstrong DLW AG and its other non-U.S. operating subsidiaries were not a part of the Filing. Asbestos-related claims against any of these non-debtor entities are not addressed in the Chapter 11 proceedings unless they are personal injury derivative liabilities of AWI.

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

Asbestos-Related Personal Injury Liability

In March 2003, AWI filed an amended Plan of Reorganization and disclosure statement and in May 2003, AWI filed a further amended Plan of Reorganization (“POR”). The POR represents the product of negotiations with and is supported by the Asbestos Personal Injury Claimants’ Committee, the Unsecured Creditors’ Committee and the Future Claimants’ Representative. Based upon the events that occurred through early March 2003, management concluded that it could reasonably estimate its probable liability for AWI’s current and future asbestos-related personal injury claims. Accordingly, in the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase the liability. The recorded asbestos-related liability for personal injury claims of approximately $3.2 billion at September 30, 2003 and December 31, 2002, which was treated as subject to compromise, represents the estimated amount of liability that is implied based upon the negotiated resolution reflected in the POR, the total consideration expected to be paid to the Asbestos PI Trust pursuant to the POR and a recovery value percentage for the allowed claims of the Asbestos PI Trust that is equal to the estimated recovery value percentage for the allowed non-asbestos unsecured claims. Pursuant to the POR, all AWI current and future asbestos-related personal injury claims against AWI and other protected parties, as defined by the POR, will be channeled to the Asbestos PI Trust for resolution and, upon emergence from Chapter 11, reorganized AWI will not have any responsibility for the claims or participate in their resolution. Claims against non-debtor companies, including Armstrong domestic and foreign subsidiaries, will not be channeled to the Asbestos PI Trust unless they are derivative liabilities of AWI. For a complete description of the protection from asbestos claims, please read the POR.

It is anticipated that the Court will hold a hearing to consider confirmation of the POR on November 17 and 18, 2003. However, AWI is unable to predict when and if this POR will be confirmed. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded liability are possible and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and make changes to the recorded liability if and when it is appropriate.

The $2.5 billion, fourth quarter 2002, charge to increase the asbestos-related personal injury liability was before recognition of gains from the settlement of liabilities subject to compromise, which will arise at a later date as a consequence of the Chapter 11 process.

Collateral Requirements

During 2000, AWI had secured a bond for $56.2 million to meet minimum collateral requirements established by the Center with respect to asbestos-related personal injury claims asserted against AWI. On October 27, 2000, the insurance company that underwrote the surety bond informed AWI and the Center of its intention not to renew the surety bond effective February 28, 2001. On February 6, 2001, the Center advised the surety of the Center’s demand for payment of the face value of the bond. The surety filed a motion with the Court seeking to restrain the Center from drawing on the bond. The motion was not granted. On March 28, 2001, the surety filed an amended complaint in the Court seeking similar relief. In addition, on April 27, 2001, AWI filed a complaint and a motion with the Court seeking an order, among other things, enjoining the Center from drawing on the bond or, in the event the Center is permitted to draw on the bond, requiring that the proceeds of any such draw be deposited into a Court-approved account subject to further order of the Court. Judge Alfred M. Wolin of the Federal District Court for the District of New Jersey (the “District Court”), who is also presiding over AWI’s Chapter 11 Case, indicated he would determine these matters. In the spring of 2002, the surety and the Center agreed to voluntarily dismiss the surety’s complaint against the Center in light of AWI’s filing of its complaint. The parties filed cross-motions for summary judgment with respect to the issue of whether the Center is entitled to draw on the surety bond. On March 28, 2003, the District Court granted in part the Center’s motion for summary judgment, and rejected certain defenses to the Center’s attempt to draw on the surety bond. The District Court further ruled that the surety bond did not cover settlements with asbestos claimants that were not documented as of the Filing. On April 7, 2003, the Center filed a motion to vacate that portion of the District Court’s opinion that ruled that the surety bond does not cover any settlement not documented as of the Filing. On July 9, 2003, the District Court granted AWI’s motion for summary judgment in favor of AWI, dismissing the Center’s claims against AWI on the basis that the surety bond is unenforceable. During October 2003, AWI, the Asbestos Personal Injury Claimants’ Committee and the Unsecured Creditors’ Committee reached an agreement to settle claims from the Center and the surety bond insurance company. As a result, AWI recorded $8.0 million in the third quarter of 2003 as a charge for asbestos liability, net.

Asbestos-Related Property Damage Litigation

Over the years, AWI was one of many defendants in asbestos-related property damage claims that were filed by public and private building owners, with six claims pending as of June 30, 2001. The claims that were resolved prior to the Filing resulted in aggregate indemnity obligations of less than $10 million, which were entirely covered by insurance

The commencement of any new asbestos property damage actions are stayed due to the Filing. A separate creditors’ committee representing the interests of property damage asbestos claimants was appointed in the Chapter 11 Case. Approximately 600 proofs of claim were filed with the Court in response to the March 1, 2002 bar date for asbestos-related property damage claims. See Note 3 for further discussion. As part of determining whether AWI asbestos containing resilient floor covering products give rise to property damage liability, the Court conducted an initial hearing on September 26 – 27, 2002 to decide the type of scientific testing allowable under the Federal Rules of Evidence to prove or disprove whether such products cause building contamination. On October 22, 2002, the Court granted AWI’s requested relief and ruled that the methodology offered by the Asbestos Property Damage Committee in support of its claims is not a scientifically valid method of quantifying the level of asbestos contamination in a building. On November 1, 2002, the Court directed that all property damage claimants provide, in support of their claims, substantiation that Armstrong flooring products were used in the claimants’ buildings. The Court’s deadline for submission of such product identification documentation was February 10, 2003. During the first six months of 2003, AWI settled all of the approximately 460 remaining property damage claims that alleged damages of $800 million, for approximately $9 million. Payments to claimants were made during the third quarter of 2003 and were funded by insurance. Based on the settlement of all remaining asbestos-related property damage claims, the Asbestos Property Damage Committee has been disbanded.

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

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the first quarter of 2001, a new trial judge was selected for the ADR. The new trial judge conducted hearings in 2001 and determined not to rehear matters decided by the previous judge. In the first quarter of 2002, the new trial judge concluded the ADR trial proceeding with findings in favor of AWI on substantially all key issues. Liberty Mutual, the only insurer that is still a party to the ADR, appealed that final judgment. Appellate argument was held on March 11, 2003. On July 30, 2003, the appellate arbitrators ruled that AWI’s claims against certain Liberty Mutual policies were barred by the statute of limitations. The ruling did not address the merits of any of the other issues Liberty Mutual raised in its appeal. Based on that unfavorable ruling, AWI concluded that $73 million of previously recorded insurance assets were no longer probable of recovery. AWI was also ordered to reimburse Liberty Mutual for certain costs and administration fees that Liberty Mutual incurred during the ADR. The amount of these costs and fees are unknown and AWI is currently unable to estimate the amount. Based upon an AWI request, the appellate panel has scheduled a rehearing for November 21, 2003.

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

Another insurer, Century Indemnity Company, who previously settled its coverage issues with AWI, has made some of its required payments under the settlement to a trust of which AWI is a beneficiary. During January 2002, this insurer filed an adversary action in AWI’s Chapter 11 Case. Among other things, the action requests the Court to (1) declare that the settlement agreement is an executory contract and to compel assumption or rejection of the agreement; (2) declare that the insurer need not make its present and future scheduled payments unless AWI assumes the agreement; (3) declare that the insurer is entitled to indemnification from AWI against any liabilities that the insurer may incur in certain unrelated litigation in which the insurer is involved; and (4) enjoin the disposition of funds previously paid by the insurer to the trust pending an adjudication of the insurer’s rights. On October 7, 2003, the Court ruled that Century must pay the past due amounts plus interest. Century has appealed the Court’s ruling.

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

Insurance Asset

An insurance asset in respect of asbestos claims in the amount of $111.1 million is recorded as of September 30, 2003 compared to $198.1 million recorded at December 31, 2002. During the second quarter of 2003, AWI reduced its previously recorded insurance asset for asbestos-related personal injury claims by $73 million reflecting management’s current assessment of probable insurance recoveries in light of the ADR appellate panel decision. The $73 million was recorded as a charge for asbestos liability, net, in the accompanying condensed consolidated statement of earnings. Also during the second quarter of 2003, the insurance asset was lowered by $14 million for asbestos-related personal injury insurance recoveries. Further, the insurance asset was increased by $9 million to reflect agreements reached during the first half of 2003 for asbestos property damage claims. During the third quarter of 2003, AWI received $9.0 million of insurance proceeds related to the asbestos property damage claims.

Approximately $22.0 million of the total $111.1 million recorded insurance asset at September 30, 2003 represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI’s belief that insurance proceeds will be recovered in this amount, based upon AWI’s success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation or litigation. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $79 million of the $111.1 million asset is determined from agreed coverage in place. Of the $111.1 million, $16.0 million has been recorded as a current asset as of September 30, 2003 reflecting management’s estimate of the minimum insurance payments to be received in the next 12 months. As of October 2003, approximately $8.0 million of the $16.0 million current asset is past due. AWI believes collection of the full amount is still probable and therefore has not established a reserve against these receivables.

AWI believes that the process of pursuing disputed insurance coverage may result in additional settlement amounts than already recorded. However, many uncertainties remain in this process, therefore, AWI did not increase the estimated insurance recovery asset in the fourth quarter of 2002, when it revised its recorded asbestos liability for personal injury claims by $2.5 billion.

Cash Flow Impact

As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related personal injury claims in the first nine months of 2003 or 2002. During the first nine months of 2003 and 2002, AWI received asbestos-related personal injury insurance recoveries of $14.0 million and $16.0 million, respectively. During the third quarter of 2003, AWI paid $9.0 million for asbestos-related property damage claims and received $9.0 million of insurance proceeds related to these claims. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements. Management estimates that the timing of future cash recoveries of the recorded asset may extend beyond 10 years.

Potential Legislation

The media has been reporting that progress is being made among some industry groups, insurers, labor unions and members of the United States Congress, on agreeing to comprehensive legislation to resolve asbestos litigation issues through a proposed national privately funded trust. While the United States Senate Judiciary Committee reached an agreement on a proposed bill in July 2003, negotiations continue on a final bill to submit for consideration by the full Senate. There is uncertainty as to whether this or any other proposal will become law, and what impact, if any, there might be on AWI’s asbestos liability and/or AWI’s Chapter 11 Case. Prior efforts to enact asbestos legislation have not been successful.

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

NON-CHAPTER 11 ASBESTOS-RELATED LITIGATION

Historically, Armstrong non-debtor companies, including Armstrong domestic and foreign subsidiaries, have been involved in defending and resolving some third party and other asbestos-related claims. Currently, an Armstrong domestic non-debtor subsidiary is a defendant in two third party asbestos-related litigation matters pending in California state court. It is asserted that the plaintiffs were exposed to asbestos for many years in various occupations, including while aboard various ships in the 1940s , and as a result contracted various asbestos-related diseases. It is alleged that the Armstrong subsidiary is a “successor in interest” to a company that, at certain times, allegedly owned some of these vessels. The cases have multiple defendants. Another case that was scheduled for trial in November 2003 has been dismissed. Armstrong denies liability and is aggressively defending the matters. Armstrong has not recorded any liability for these matters. Management does not expect that any sum that may have to be paid in connection with these two matters will have a material adverse effect on its consolidated results of operations or liquidity.

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

Armstrong is involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”), and similar state laws at approximately 24 sites. In most cases, Armstrong is one of many potentially responsible parties (“PRPs”) which have potential liability for the required investigation and remediation of each site and which, in some cases, have agreed to jointly fund that required investigation and remediation. With regard to some sites, however, Armstrong disputes the liability, the proposed remedy or the proposed cost allocation among the PRPs. Armstrong may have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.

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

AWI’s payments and remediation work on such sites for which AWI is the potentially responsible party is under review in light of the Chapter 11 Filing. The bar date for claims from several environmental agencies expired during the third quarter of 2003. AWI received an unliquidated proof of claim from the United States Environmental Protection Agency (“EPA”).

In July 2003, the EPA notified Armstrong, as a PRP at a particular Superfund site, of the EPA’s estimate of the site’s future cleanup costs, with its assessment of AWI’s share of the costs being a range of $17.8 million to $26.2 million. AWI is currently reviewing this matter but disputes the assessment.

Management is currently in discussions with the EPA to resolve the unliquidated proof of claim against AWI. Upon further analysis of the sites being discussed, management estimated that AWI’s probable share of the sites’ future cleanup costs is $3.1 million. AWI recorded a charge of $2.4 million within selling, general and administrative expense in the third quarter of 2003 to increase its liability to this new estimate.

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

Liabilities of $23.6 million at September 30, 2003 and $21.2 million at December 31, 2002 were for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $12.8 million of the September 30, 2003 and $11.4 million of the December 31, 2002 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $2.5 million and $3.3 million at September 30, 2003 and December 31, 2002, respectively.

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

FORMER EMPLOYEES CLAIM

Former Armstrong employees that were separated from the company in two business divestitures in 2000 brought two purported class actions against the Retirement Committee of AWI, certain current and former members of the Retirement Committee, the Retirement Savings and Stock Ownership Plan (RSSOP), AHI and the trustee bank of the RSSOP. Plaintiffs alleged breach of Employee Retirement Income Security Act (ERISA) fiduciary duties and other violations of ERISA pertaining to losses in their RSSOP accounts, which were invested in Armstrong common stock.

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

DEPARTMENT OF LABOR DISCUSSIONS

Subsequent to an audit by the United States Department of Labor (“DOL”), Armstrong was informed that the DOL was challenging the validity of the use of certain contributions, in the approximate aggregate amount of $33.4 million, to fund debt payments made by the Armstrong Employee Stock Ownership Plan (“ESOP”), as provided for by that plan. Armstrong and the DOL reached a settlement to resolve this matter with a funding to the ESOP of $1.5 million, which will be distributed to plan participants in accordance with terms of the agreement. Insurance and third parties will fund $0.9 million of the settlement. In the third quarter of 2003, Armstrong recorded a liability of $1.5 million and a receivable of $0.9 million as a selling, general and administrative expense to represent Armstrong’s $0.6 million funding of the settlement, which will be paid in the fourth quarter of 2003.

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

NOTE 12. SUBSEQUENT EVENT

In October 2003, AHI announced its plans to close a Wood Flooring manufacturing location in Warren, Arkansas, effective December 2003, due to excess production capacity. Approximately 130 employees work at the plant. It is expected that charges of approximately $8 million will be recorded during the fourth quarter of 2003 to cover accelerated depreciation and severance.

NOTE 13. DIFFERENCES BETWEEN ARMSTRONG HOLDINGS, INC. AND ARMSTRONG WORLD INDUSTRIES, INC.

The difference between the condensed consolidated financial statements is primarily due to stock activity and intercompany transactions.

NOTE 14. EARNINGS PER SHARE

The difference between the average number of basic and diluted common shares outstanding is due to contingently issuable shares. Earnings per share components may not add due to rounding.

Independent Accountants’ Review Report

The Board of Directors and Shareholders

Armstrong Holdings, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Armstrong Holdings, Inc., and subsidiaries (“the Company”) as of September 30, 2003, and the related condensed consolidated statements of earnings for the three and nine-month periods ended September 30, 2003 and 2002, and the related condensed consolidated statements of cash flows and shareholders’ equity for the nine-month periods ended September 30, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

October 30, 2003

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings

(amounts in millions)

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	$851.4	$846.5	$2,453.2	$2,420.2
Cost of goods sold	677.9	640.9	1,932.8	1,812.8

Gross profit	173.5	205.6	520.4	607.4

Selling, general and administrative expenses	151.1	160.0	454.4	474.9
Charge for asbestos liability, net	8.0	—	81.0	—
Restructuring and reorganization charges (reversals), net	2.7	(0.6)	6.8	2.1
Equity (earnings) from affiliates, net	(6.1)	(6.2)	(17.5)	(18.1)

Operating income (loss)	17.8	52.4	(4.3)	148.5

Interest expense (unrecorded contractual interest of $24.9, $24.9, $74.4 and $74.4, respectively)	2.7	3.7	8.1	10.5
Other non-operating expense	4.5	0.8	7.0	2.6
Other non-operating (income)	(1.0)	(1.2)	(2.7)	(3.6)
Chapter 11 reorganization costs, net	6.3	6.6	16.2	19.1

Earnings (loss) before income taxes and cumulative effect of a change in accounting principle	5.3	42.5	(32.9)	119.9

Income tax expense	10.0	13.1	4.2	40.9

Earnings (loss) before cumulative effect of a change in accounting principle	(4.7)	29.4	(37.1)	79.0

Cumulative effect of a change in accounting principle, net of tax of $2.2	—	—	—	(593.8)

Net earnings (loss)	$(4.7)	$29.4	$(37.1)	$(514.8)

See accompanying notes to condensed consolidated financial statements beginning on page 34.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions)

	Unaudited September 30, 2003	December 31, 2002
Assets
Current Assets:
Cash and cash equivalents	$425.9	$380.0
Accounts and notes receivable, net	377.8	332.4
Inventories, net	461.1	435.5
Deferred income taxes	17.3	14.7
Other current assets	84.9	93.3

Total current assets	1,367.0	1,255.9

Property, plant and equipment, less accumulated depreciation and amortization of $1,383.6 and $1,263.8, respectively	1,257.7	1,303.7

Insurance receivable for asbestos-related liabilities, noncurrent	95.1	174.1
Prepaid pension costs	447.0	435.2
Investment in affiliates	49.7	43.9
Goodwill, net	237.3	227.6
Other intangibles, net	81.0	88.6
Deferred income taxes, noncurrent	901.3	869.7
Other noncurrent assets	108.3	106.1

Total assets	$4,544.4	$4,504.8

Liabilities and Shareholder’s Equity
Current liabilities:
Short-term debt	$5.0	$12.3
Current installments of long-term debt	8.4	6.7
Accounts payable and accrued expenses	348.9	351.6
Short term amounts due to affiliates	10.0	9.4
Income taxes	57.3	26.1

Total current liabilities	429.6	406.1

Liabilities subject to compromise	4,873.0	4,865.8

Long-term debt, less current installments	41.6	39.9
Postretirement and postemployment benefit liabilities	259.5	255.1
Pension benefit liabilities	204.2	185.9
Other long-term liabilities	82.2	82.7
Deferred income taxes	17.8	20.8
Minority interest in subsidiaries	9.6	9.5

Total noncurrent liabilities	5,487.9	5,459.7

Shareholder’s equity (deficit):
Common stock, $1 par value per share Authorized 200 million shares; issued 51,878,910 shares	51.9	51.9
Capital in excess of par value	172.9	172.9
Reduction for ESOP loan guarantee	(142.2)	(142.2)
Accumulated deficit	(940.0)	(902.9)
Accumulated other comprehensive income (loss)	12.8	(12.2)
Less common stock in treasury, at cost 2003 and 2002 – 11,393,170 shares	(528.5)	(528.5)

Total shareholder’s deficit	(1,373.1)	(1,361.0)

Total liabilities and shareholder’s equity	$4,544.4	$4,504.8

See accompanying notes to condensed consolidated financial statements beginning on page 34.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholder’s Equity

(amounts in millions)

Unaudited

	2003		2002
Common stock, $1 par value:
Balance at beginning of year and September 30	$51.9		$51.9

Capital in excess of par value:
Balance at beginning of year and September 30	$172.9		$173.2

Reduction for ESOP loan guarantee:
Balance at beginning of year and September 30	$(142.2)		$(142.2)

Retained earnings (accumulated deficit):
Balance at beginning of year	$(902.9)		$1,239.9
Net (loss) for nine months	(37.1)	$(37.1)	(514.8)	$(514.8)

Balance at September 30	$(940.0)		$725.1

Accumulated other comprehensive income (loss):
Balance at beginning of year	$(12.2)		$(47.1)
Foreign currency translation adjustments	28.7		22.7
Derivative (loss) gain, net	(2.1)		4.8
Minimum pension liability adjustments	(1.6)		(3.4)

Total other comprehensive income	25.0	25.0	24.1	24.1

Balance at September 30	$12.8		$(23.0)

Comprehensive (loss)		$(12.1)		$(490.7)

Less treasury stock at cost:
Balance at beginning of year and September 30	$(528.5)		$(528.5)

Total shareholder’s equity (deficit)	$(1,373.1)		$256.5

See accompanying notes to condensed consolidated financial statements beginning on page 34.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net (loss)	$(37.1)	$(514.8)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net	—	593.8
Depreciation and amortization	129.9	100.9
Deferred income taxes	(35.6)	4.3
Equity (earnings) from affiliates, net	(17.5)	(18.1)
Chapter 11 reorganization costs, net	16.2	19.1
Chapter 11 reorganization costs payments	(19.6)	(17.0)
Restructuring and reorganization charges, net of reversals	6.8	2.1
Restructuring and reorganization payments	(3.4)	(1.2)
Asbestos-related insurance recoveries	23.0	16.0
Payments for asbestos related claims	(9.0)	—
Charge for asbestos liability, net	81.0	—
Cash effect of hedging activities	(9.7)	(17.4)
Changes in operating assets and liabilities net of effects of reorganizations and restructuring
(Increase) in receivables	(32.8)	(75.0)
(Increase)/decrease in inventories	(13.3)	33.8
(Increase) in other current assets	(0.7)	(7.6)
(Increase) in other noncurrent assets	(11.2)	(32.4)
Increase/(decrease) in accounts payable and accrued expenses	(14.4)	45.7
Increase in income taxes payable	31.0	0.2
Increase in other long-term liabilities	6.5	6.0
Other, net	0.5	12.1

Net cash provided by operating activities	90.6	150.5

Cash flows from investing activities:
Purchases of property, plant and equipment and computer software	(55.6)	(79.6)
Distributions from equity affiliates	12.0	15.0
Proceeds from the sale of assets	1.8	3.3

Net cash (used for) investing activities	(41.8)	(61.3)

Cash flows from financing activities:
Increase/(decrease) in short-term debt, net	(3.8)	1.6
Payments of long-term debt	(3.1)	(2.5)
Other, net	(0.6)	(0.6)

Net cash (used for) financing activities	(7.5)	(1.5)

Effect of exchange rate changes on cash and cash equivalents	4.6	4.8

Net increase in cash and cash equivalents	$45.9	$92.5
Cash and cash equivalents at beginning of year	380.0	277.4

Cash and cash equivalents at end of period	$425.9	$369.9

See accompanying notes to condensed consolidated financial statements beginning on page 34.

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

Operating results for the third quarter and nine months of 2003 and the corresponding periods of 2002 included in this report are unaudited. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Effective July 1, 2003, Armstrong adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which addresses accounting for certain financial instruments with characteristics of both liabilities and equity. Armstrong’s current results of operations and financial position have not been affected.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” The requirements for variable interest entities created after January 31, 2003 were adopted on February 1, 2003. Armstrong’s current results of operations and financial position have not been affected. The FASB deferred the effective date of the requirements for existing variable interest entities until the fourth quarter of 2003. While Armstrong is finalizing its review, adoption in the fourth quarter of 2003 is not anticipated to have an impact on Armstrong’s consolidated results of operations or financial position.

NOTE 2. STOCK-BASED COMPENSATION

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2003	2002	2003	2002
Net income (loss), as reported	$(4.7)	$29.4	$(37.1)	$(514.8)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	0.1	0.1	0.5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(0.2)	(0.2)	(0.9)

Pro forma net income (loss)	$(4.7)	$29.3	$(37.2)	$(515.2)

NOTE 3. CHAPTER 11 REORGANIZATION

On December 6, 2000, AWI, the major operating subsidiary of AHI, filed a voluntary petition for relief (the “Filing”) under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”) in order to use the court-supervised reorganization process to achieve a resolution of the AWI asbestos liability. Also filing under Chapter 11 were two of Armstrong’s wholly-owned subsidiaries, Nitram Liquidators, Inc. (“Nitram”) and Desseaux Corporation of North America, Inc. (“Desseaux,” and together with AWI and Nitram, the “Debtors”). The Chapter 11 cases are being jointly administered under case numbers 00-4469, 00-4470, and 00-4471 (the “Chapter 11 Case”).

AHI, and Armstrong’s other subsidiaries, including Triangle Pacific Corp. (now Armstrong Wood Products Inc.), WAVE (Armstrong’s ceiling grid systems joint venture with Worthington Industries), Armstrong Canada, Armstrong DLW AG and its other non-U.S. operating subsidiaries were not a part of the Filing. Asbestos-related claims against any of these non-debtor entities are not addressed in the Chapter 11 proceedings unless they are personal injury derivative liabilities of AWI.

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

Three creditors’ committees, one representing asbestos personal injury claimants (the “Asbestos Personal Injury Claimants’ Committee”), one representing asbestos property damage claimants (the “Asbestos Property Damage Committee”), and the other representing other unsecured creditors (the “Unsecured Creditors’ Committee”), were appointed in the Chapter 11 Case. Based on the settlement of all remaining asbestos-related property damage claims as described below, the Asbestos Property Damage Committee has been disbanded. In addition, an individual has been appointed to represent the interests of future asbestos personal injury claimants (the “Future Claimants’ Representative”). In accordance with the provisions of the Bankruptcy Code, these parties have the right to be heard on matters that come before the Court in the Chapter 11 Case.

Plan of Reorganization

On November 4, 2002, AWI filed a Plan of Reorganization with the Court. AWI has since filed several amended plans of reorganization with the Court, along with selected exhibits. The fourth amended Plan of Reorganization, with certain exhibits, was filed on May 23, 2003 (as so amended, it is referred to in this report as the “POR”). The POR has been endorsed by AHI’s Board of Directors and is supported by the Asbestos Personal Injury Claimants’ Committee, the Unsecured Creditors’ Committee and the Future Claimants’ Representative. The POR provides for AWI to continue to conduct its existing lines of business with a reorganized capital structure, under which, among other things, its existing shares will be cancelled and new common shares and notes will be issued to its unsecured creditors and to a trust to be established under the POR for the benefit of AWI’s current and future asbestos personal injury claimants, in full satisfaction of their claims against AWI, as further discussed below. The POR excludes Armstrong’s Nitram and Desseaux subsidiaries.

The POR was mailed to creditors for voting in June 2003. The Court extended the deadline for creditors to vote on the POR from September 22, 2003 to October 31, 2003. The Court received 17 objections to the POR from creditors by the September 22, 2003 deadline. AWI has resolved or filed responses to these objections and believes that many of these objections will be addressed prior to the Confirmation hearing. Technical modifications to the fourth amended Plan of Reorganization were filed on October 17, 2003.

Implementation of the POR and the treatment of claims and interests as provided therein are subject to confirmation of the POR in accordance with the provisions of the Bankruptcy Code. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. See “Next Steps in the Chapter 11 Process” section for further discussion.

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

Asbestos Personal Injury Trust

A principal feature of the POR is the creation of a trust (the “Asbestos PI Trust”), pursuant to section 524(g) of the Bankruptcy Code, to which all AWI present and future asbestos-related personal injury claims, including contribution claims of co-defendants, will be channeled. In accordance with the “524(g) injunction” to be issued by the Court in connection with the confirmation of the POR, various entities will be protected from suit on account of AWI present and future asbestos-related personal injury claims. These entities include, among others, AWI, reorganized AWI, AHI, AWI’s affiliates, and their respective officers and directors. Claims resolution procedures to be utilized by the Asbestos PI Trust have been developed. These procedures will govern the allowance and payment by the Asbestos PI Trust of these AWI present and future asbestos-related personal injury claims. The Asbestos PI Trust will be funded with AWI’s rights to insurance providing coverage for asbestos-related personal injury claims, as well as a share of cash, notes, and common stock to be issued under the POR to creditors, as described below.

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

However, proceeds received under any private offering of debt securities and/or secured term loan borrowings, shall be excluded from the determination of Available Cash.

•	Plan Notes of reorganized AWI and/or net proceeds from any private offerings of debt securities, and

•	Substantially all of the new common stock of reorganized AWI

The total amount of Plan Notes will be the greater of (i) $1.125 billion less Available Cash and (ii) $775 million. However, AWI will use reasonable efforts to issue one or more private offerings of debt securities on, or as soon as practicable after, the Effective Date that would yield net proceeds at least equal to the amount of the Plan Notes prescribed by the Plan. If the private offerings are successful, the Plan Notes would not be issued. If the offerings yield proceeds less than the amount of the Plan Notes prescribed by the Plan, AWI will issue Plan Notes equal to the difference. The private offerings, if issued, will not be registered under the Securities Act of 1933 and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. If only the Plan Notes are issued, AWI expects to issue an aggregate amount of $775 million Plan Notes. These Plan Notes will consist of (i) a tranche of notes with a seven-year maturity and a fixed interest rate, (ii) a tranche of notes with a ten-year maturity and a fixed interest rate and (iii) a tranche of floating rate notes with a maturity of not less than five years, but no more than ten years, structured in a manner similar to, and as liquid as, marketable bank debt which satisfy the requirements of the POR and are on terms and conditions that are mutually satisfactory to AWI and the Asbestos PI Claimants’ Committee, the Future Claimants’ Representative, and, if unsecured claimants, other than convenience claimants, vote to accept the POR, the Unsecured Creditors’ Committee.

The POR provides that unsecured creditors, other than convenience creditors described below, will receive their pro rata share of:

•	34.43% of the new common stock of reorganized AWI,

•	34.43% of the first $1.05 billion of

•	Up to $300 million of Available Cash and

•	The principal amount of each series of Plan Notes and/or net cash proceeds from any private debt offerings of debt securities.

•	60% of the next $50 million of Available Cash and, if such Available Cash is less than $50 million, then 60% of each series of Plan Notes and/or net cash proceeds from any private debt offerings of debt securities, in an amount equal to the difference between $50 million and the amount of such Available Cash, and

•	34.43% of the remaining amount of Available Cash and each series of Plan Notes and/or net cash proceeds from any private debt offerings of debt securities.

The remaining amount of new common stock of reorganized AWI, Available Cash and Plan Notes and/or net cash proceeds from any private debt offerings of debt securities will be distributed to the Asbestos PI Trust.

Under the POR, unsecured creditors whose claims (other than debt securities) are less than $10,000 or who elect to reduce their claims to $10,000 will be treated as “convenience creditors” and will receive payment of 75% of their allowed claim amount in cash.

Under the POR, the existing equity interests in AWI will be cancelled. The POR provides for the distribution, with respect to existing equity, of warrants to purchase shares of reorganized AWI (the “Warrants”). The terms of the Warrants are provided in an exhibit to the POR. The Warrants:

•	Would constitute 5% of the common stock of reorganized AWI on a fully diluted basis, upon exercise of all the Warrants;

•	Would have a scheduled 7-year exercisable term from the effective date of the POR; and

•	Would contain an exercise price equal to 125% of the per share equity value of reorganized AWI, as agreed among the financial advisers for AWI, the Asbestos Personal Injury Claimants’ Committee, the Unsecured Creditors’ Committee, and the Future Claimants’ Representative, as set forth in the Court-approved disclosure statement for the POR.

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

AHI’s shareholders are not entitled to vote on the POR. However, AHI’s shareholders have been sent a copy of the Disclosure Statement. If the POR is implemented, the only value that will be available to AHI shareholders is their ratable share of the Warrants. AHI intends to distribute the Warrants to its shareholders if AHI’s Plan of Dissolution (see discussion below) is approved by AHI’s shareholders.

Valuation of Reorganized AWI for Purposes of the POR

In the Disclosure Statement, which assumed an Effective Date of the POR of July 1, 2003, and based on estimates of the fair value of reorganized AWI, the total value of consideration to be distributed to the Asbestos PI Trust, other than the asbestos product liability insurance policies, will be approximately $1.8 billion, and the total value of consideration to be distributed to holders of allowed unsecured claims (other than convenience claims) will be approximately $0.9 billion. Based upon the estimated value of the POR consideration and AWI’s estimate that unsecured claims allowed by the Court (other than convenience claims) will total approximately $1.65 billion, AWI estimates that holders of allowed unsecured claims (other than convenience claims) will receive a recovery having a value equal to approximately 59.5% of their allowed claims. AWI’s estimates of the consideration and potential recoveries are based upon many assumptions, including:

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

AHI’s Plan of Dissolution, Winding Up and Distribution (“Plan of Dissolution”)

In connection with the consummation of the POR, the existing equity interests in AWI will be cancelled, the new common stock of reorganized AWI will be issued to AWI’s unsecured creditors and the Asbestos PI Trust and the Warrants will be issued to AHI (or a wholly-owned subsidiary of AHI). The Board of Directors of AHI has determined that it is not practicable for AHI to continue in operation as an on-going business owning the Warrants, which will then be AHI’s only asset. The POR contemplates, and the Board of Directors of AHI has approved and recommended, that AHI shareholders voluntarily dissolve AHI and adopt a plan for winding up its affairs in accordance with Pennsylvania law and, subject to completion of AHI’s winding up, distributing the Warrants to the shareholders. A special meeting of AHI shareholders has been called to vote on the Plan of Liquidation on December 3, 2003, and appropriate materials regarding such meeting have been sent to AHI’s shareholders. If the Plan of Dissolution is not approved by AHI’s shareholders, AHI will not distribute the Warrants to AHI’s shareholders and the Board of Directors will determine how to proceed under the circumstances. One alternative in such event may be for AHI to seek involuntary dissolution by order of, and under the supervision of, a Pennsylvania court. The POR provides that reorganized AWI will pay costs and expenses incurred in connection with seeking AHI shareholder approval of the Plan of Dissolution and, if so approved, of administering AHI’s Plan of Dissolution. Reorganized AWI will otherwise have no responsibility for AHI’s on-going costs. .

Other Matters

In another company’s asbestos-related Chapter 11 case, a motion for recusal has been filed against Judge Alfred M. Wolin, who is jointly administering the asbestos issues in five companies’ Chapter 11 cases, including AWI. Judge Wolin has not yet ruled on the recusal motion. AWI is uncertain as to the merits of the motion, and what impact, if any, this motion will have on AWI’s Chapter 11 proceedings.

Next Steps in the Chapter 11 Process

Following the creditor voting, the Court will hold a hearing to consider confirmation of the POR. It is anticipated that such hearing will be on November 17 and 18, 2003. If the Court confirms the POR in November, AWI could emerge from Chapter 11 protection as soon as the end of 2003. Of course, there can be no certainty that all such events will occur, or if they do, that they will occur in accordance with such timeframes.

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

Bar Date for Filing Claims

The Court established August 31, 2001 as the bar date for all claims against AWI except for asbestos-related personal injury claims and certain other specified claims. A bar date is the date by which claims against AWI must be filed if the claimants wish to participate in any distribution in the Chapter 11 Case. The Court had extended the bar date for claims from several environmental agencies until the third quarter of 2003. A bar date for asbestos-related personal injury claims (other than claims for contribution, indemnification, or subrogation) has been rendered unnecessary under the terms of the POR, which defers such filings until the establishment of a trust to administer such claims.

Approximately 4,700 proofs of claim (including late-filed claims) totaling approximately $6.3 billion alleging a right to payment from AWI were filed with the Court in response to the August 31, 2001 bar date, which are discussed below. AWI continues to investigate claims. The Court will ultimately determine liability amounts that will be allowed as part of the Chapter 11 process.

In its ongoing review of the filed claims, AWI has identified and successfully objected to approximately 2,000 claims totaling $2.1 billion. These claims were primarily duplicate filings, claims that were subsequently amended or claims that are not related to AWI. The Court disallowed these claims with prejudice.

Approximately 1,000 proofs of claim totaling approximately $1.8 billion are pending with the Court that are associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI’s participation in the Center for Claims Resolution (the “Center”). As stated above, the bar date of August 31, 2001 did not apply to asbestos-related personal injury claims other than claims for contribution, indemnification, or subrogation. The POR contemplates that all AWI asbestos-related personal injury claims, including claims for contribution, indemnification, or subrogation, will be addressed in the future pursuant to the procedures to be developed in connection with the POR. See further discussion regarding AWI’s liability for asbestos-related matters in Note 11.

During the first six months of 2003, AWI settled all of the approximately 460 remaining property damage claims that alleged damages of $0.8 billion, for approximately $9 million. Payments to claimants were made during the third quarter of 2003 and were funded by insurance. See Note 10 for further discussion of property damage litigation.

Approximately 1,200 claims totaling approximately $1.6 billion alleging a right to payment for financing, environmental, trade debt and other claims are pending with the Court. For these categories of claims, AWI has previously recorded approximately $1.6 billion in liabilities. AWI continues to investigate the claims to determine their validity.

AWI continues to evaluate claims filed in the Chapter 11 Case. AWI has recorded liability amounts for claims whose value can be reasonably estimated and which it believes are probable of being allowed by the Court. During the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase its estimate of probable asbestos-related liability for personal injury claims based on the developments in the Chapter 11 Case. See Note 11 for further discussion. At this time, it is impossible to reasonably estimate the value of all the claims that will ultimately be allowed by the Court. However, it is likely the value of the claims ultimately allowed by the Court will be different than amounts presently recorded by AWI and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and make changes to the recorded liability if and when it is appropriate.

Financing

On November 1, 2002, the Court announced it had approved AWI’s motion to reduce the amount of its debtor-in-possession credit facility (the “DIP Facility”) from $200 million to $75 million, eliminate the revolving credit borrowing feature, retain the letter of credit issuance facility and extend the maturity date to December 8, 2003. On September 29, 2003, the Court approved the extension of the maturity date of the DIP Facility to December 8, 2004. As of September 30, 2003, AWI had approximately $32.6 million in letters of credit which were issued pursuant to the DIP Facility. As of September 30, 2003, AWI had $263.2 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. AWI believes that cash on hand and generated from operations and dividends from its subsidiaries, together with lines of credit and the DIP Facility, will be adequate to address its foreseeable liquidity needs. Obligations under the DIP Facility, including reimbursement of draws under the letters of credit, if any, constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact

AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. See Note 5 for detail of the liabilities subject to compromise at September 30, 2003 and December 31, 2002. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI’s estimated liability for asbestos-related personal injury claims is also recorded in liabilities subject to compromise. See Note 11 for further discussion of AWI’s asbestos liability.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities during the first nine months of 2003 and 2002:

(amounts in millions)	2003	2002
Professional fees	$19.0	$22.5
Interest income, post petition	(2.4)	(2.7)
Reductions to prepetition liabilities	(0.5)	(0.9)
Other expense directly related to bankruptcy, net	0.1	0.2

Total Chapter 11 reorganization costs, net	$16.2	$19.1

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

NOTE 4. SEGMENT RESULTS

(amounts in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
Net sales to external customers	2003	2002	2003	2002
Resilient Flooring	$315.6	$315.1	$910.6	$900.4
Wood Flooring	183.7	180.3	532.5	531.2
Textiles and Sports Flooring	73.3	68.6	202.4	182.7
Building Products	227.9	225.8	651.7	626.4
Cabinets	50.9	56.7	156.0	179.5

Total sales to external customers	$851.4	$846.5	$2,453.2	$2,420.2

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment operating income (loss)	2003	2002	2003	2002
Resilient Flooring	$20.8	$21.5	$57.5	$61.1
Wood Flooring	(9.9)	10.0	(2.0)	37.2
Textiles and Sports Flooring	0.2	(1.1)	(8.9)	(3.3)
Building Products	32.4	34.6	78.0	81.8
Cabinets	(3.2)	(0.3)	(9.2)	3.5
All Other	0.5	0.5	1.4	1.9

Total segment operating income	40.8	65.2	116.8	182.2
Unallocated Corporate (expense)	(23.0)	(12.8)	(121.1)	(33.7)

Total consolidated operating Income (loss)	$17.8	$52.4	$(4.3)	$148.5

Segment assets	September 30, 2003	December 31, 2002
Resilient Flooring	$917.1	$890.7
Wood Flooring	614.5	619.7
Textiles and Sports Flooring	212.6	203.4
Building Products	551.4	544.6
Cabinets	110.3	116.6
All Other	20.0	18.4

Total segment assets	2,425.9	2,393.4
Assets not assigned to segments	2,118.5	2,111.4

Total consolidated assets	$4,544.4	$4,504.8

NOTE 5. LIABILITIES SUBJECT TO COMPROMISE

As a result of AWI’s Chapter 11 filing (see Note 3), pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI’s asbestos liability is also recorded in liabilities subject to compromise. See Note 3 for further discussion on how the Chapter 11 process may address AWI’s liabilities subject to compromise and Note 11 for further discussion of AWI’s asbestos liability.

Liabilities subject to compromise at September 30, 2003 and December 31, 2002 are as follows:

(amounts in millions)	September 30, 2003	December 31, 2002
Debt (at face value)	$1,400.7	$1,400.7
Asbestos-related liability	3,190.6	3,190.6
Prepetition trade payables	58.7	51.7
Prepetition other payables and accrued interest	60.6	60.4
Amounts due to affiliates	4.7	4.7
ESOP loan guarantee	157.7	157.7

Total liabilities subject to compromise	$4,873.0	$4,865.8

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

NOTE 6. INVENTORIES

(amounts in millions)

	September 30, 2003	December 31, 2002
Finished goods	$328.5	$294.3
Goods in process	51.8	44.8
Raw materials and supplies	158.4	166.0
Less LIFO and other reserves	(77.6)	(69.6)

Total inventories, net	$461.1	$435.5

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

The following table represents the changes in goodwill since December 31, 2002.

(amounts in millions)

Goodwill by segment	January 1, 2003	Adjustments, net(1)	Impairments	September 30, 2003
Resilient Flooring	$89.3	$8.7	$—	$98.0
Wood Flooring	113.8	—	—	113.8
Building Products	11.9	1.0	—	12.9
Cabinets	12.6	—	—	12.6

Total consolidated goodwill	$227.6	$9.7	$—	$237.3

(1)	Effects of foreign exchange

The following table details amounts related to Armstrong’s intangible assets as of September 30, 2003 and December 31, 2002.

	September 30, 2003		December 31, 2002
(amounts in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Computer software	$101.3	$53.0	$100.6	$44.7
Land use rights and other	4.4	0.9	4.4	0.8

Total	$105.7	$53.9	$105.0	$45.5

Unamortized intangible assets
Trademarks and brand names	$29.2		$29.1

Total intangible assets	$134.9		$134.1

Aggregate Amortization Expense
For the nine months ended September 30, 2003	$12.2
For the nine months ended September 30, 2002	$10.4

NOTE 8. RESTRUCTURING AND OTHER ACTIONS

In July 2003, Armstrong announced its plans to close the Wood Flooring manufacturing location in Port Gibson, Mississippi, effective September 2003, due to excess production capacity. The production has been transferred to another Wood Flooring location, resulting in a net reduction of approximately 145 positions. Charges of $15.6 million, primarily related to accelerated depreciation, were recorded in the third quarter of 2003 as a component of cost of sales.

A $3.7 million restructuring charge was recorded in the third quarter of 2003. The charge related primarily to severance benefits for approximately 72 employees in a Textiles and Sports Flooring plant in the Netherlands, as part of the continuing 2002 restructuring plan to consolidate certain functions in the European flooring business. Separately, $0.8 million of the remaining reserve related to a noncancelable operating lease in the U.K. was reversed in the Unallocated Corporate segment as a result of reaching agreement with outside parties on future rent increases and disputed rent payments by a sublessee. $0.2 million of the remaining accruals from the second quarter 2003 and second quarter 2002 charges in the Resilient Flooring segment was also reversed, comprising certain severance accruals that were no longer necessary.

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

In the third quarter of 2002, $0.6 million of the remaining accrual related to the first quarter 2002 and fourth quarter 2001 charges in the Textiles and Sports Flooring segment was reversed, comprising certain severance accruals that were no longer necessary.

A $2.2 million restructuring charge was recorded in the second quarter of 2002. The charge primarily related to severance benefits for approximately 120 employees in the European Resilient Flooring business due to a slow European economy and a consolidation of worldwide research and development activities. Of the $2.2 million, $0.4 million represented a non-cash charge for enhanced retirement benefits, which is accounted for as an increase to pension benefit liabilities.

A $0.5 million restructuring charge was recorded in the first quarter of 2002. The charge related to severance benefits for 11 employees in the Textiles and Sports Flooring segment to reflect staffing needs for current business conditions and continued efforts initiated in the fourth quarter of 2001.

The following table summarizes activity in the reorganization and restructuring accruals for the first nine months of 2003 and 2002. The net amount of charges and reversals in the table does not agree to the income statement due to non-cash charges for enhanced retirement benefits that did not affect the restructuring accrual accounts.

(amounts in millions)	Beginning Balance	Cash Payments	Charges	Reversals	Other	Ending Balance
2003	$9.1	(3.4)	8.2	(1.4)	0.6	$13.1
2002	8.9	(1.2)	2.3	(0.6)	0.3	9.7

The amount in “other” for 2003 and 2002 is primarily related to foreign currency translation.

Substantially all of the remaining balance of the restructuring accrual as of September 30, 2003 relates to a noncancelable-operating lease, which extends through 2017, and severance for terminated employees with extended payouts, the majority of which will be paid by the second quarter of 2004.

NOTE 9. PRODUCT WARRANTIES

Armstrong provides direct customer and end-user warranties for its products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. Generally, the terms of these warranties range up to 25 years and provide for the repair or replacement of the defective product. Armstrong collects and analyzes warranty claims data with a focus on the historical amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table illustrates the activity for product warranties for the first nine months of 2003 and 2002:

(amounts in millions)	2003	2002
Balance at January 1	$22.7	$19.2
Reductions for payments	(29.5)	(27.4)
Current year warranty accruals	31.0	29.2
Preexisting warranty accrual changes	(0.3)	(0.3)
Effects of foreign exchange translation	0.9	0.8

Balance at September 30	$24.8	$21.5

NOTE 10. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
(amounts in millions)	2003	2002
Interest paid	$2.6	$4.2
Income taxes paid, net	$12.5	$35.9

NOTE 11. LITIGATION AND RELATED MATTERS

ASBESTOS-RELATED LITIGATION

The following is a summary update of asbestos-related litigation; see Item 3 of Armstrong’s 2002 Form 10-K filing for additional information.

AWI, the major operating subsidiary of AHI, is a defendant in personal injury cases and property damage cases related to asbestos containing products. On December 6, 2000, AWI filed a voluntary petition for relief (“the Filing”) under Chapter 11 of the U.S. Bankruptcy Code to use the court supervised reorganization process to achieve a resolution of the AWI asbestos liability.

AHI, and Armstrong’s other subsidiaries, including Triangle Pacific Corp. (now Armstrong Wood Products Inc.), WAVE (Armstrong’s ceiling grid systems joint venture with Worthington Industries), Armstrong Canada, Armstrong DLW AG and its other non-U.S. operating subsidiaries were not a part of the Filing. Asbestos-related claims against any of these non-debtor entities are not addressed in the Chapter 11 proceedings unless they are personal injury derivative liabilities of AWI.

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

Asbestos-Related Personal Injury Liability

In March 2003, AWI filed an amended Plan of Reorganization and disclosure statement and in May 2003, AWI filed a further amended Plan of Reorganization (“POR”). The POR represents the product of negotiations with and is supported by the Asbestos Personal Injury Claimants’ Committee, the Unsecured Creditors’ Committee and the Future Claimants’ Representative. Based upon the events that occurred through early March 2003, management concluded that it could reasonably estimate its probable liability for AWI’s current and future asbestos-related personal injury claims. Accordingly, in the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase the liability. The recorded asbestos-related liability for personal injury claims of approximately $3.2 billion at September 30, 2003 and December 31, 2002, which was treated as subject to compromise, represents the estimated amount of liability that is implied based upon the negotiated resolution reflected in the POR, the total consideration expected to be paid to the Asbestos PI Trust pursuant to the POR and a recovery value percentage for the allowed claims of the Asbestos PI Trust that is equal to the estimated recovery value percentage for the allowed non-asbestos unsecured claims. Pursuant to the POR, all AWI current and future asbestos-related personal injury claims against AWI and other protected parties, as defined by the POR, will be channeled to the Asbestos PI Trust for resolution and, upon emergence from Chapter 11, reorganized AWI will not have any responsibility for the claims or participate in their resolution. Claims against non-debtor companies, including Armstrong domestic and foreign subsidiaries, will not be channeled to the Asbestos PI Trust unless they are derivative liabilities of AWI. For a complete description of the protection from asbestos claims, please read the POR.

It is anticipated that the Court will hold a hearing to consider confirmation of the POR on November 17 and 18, 2003. However, AWI is unable to predict when and if this POR will be confirmed. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded liability are possible and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and make changes to the recorded liability if and when it is appropriate.

The $2.5 billion, fourth quarter 2002, charge to increase the asbestos-related personal injury liability was before recognition of gains from the settlement of liabilities subject to compromise, which will arise at a later date as a consequence of the Chapter 11 process.

Collateral Requirements

During 2000, AWI had secured a bond for $56.2 million to meet minimum collateral requirements established by the Center with respect to asbestos-related personal injury claims asserted against AWI. On October 27, 2000, the insurance company that underwrote the surety bond informed AWI and the Center of its intention not to renew the surety bond effective February 28, 2001. On February 6, 2001, the Center advised the surety of the Center’s demand for payment of the face value of the bond. The surety filed a motion with the Court seeking to restrain the Center from drawing on the bond. The motion was not granted. On March 28, 2001, the surety filed an amended complaint in the Court seeking similar relief. In addition, on April 27, 2001, AWI filed a complaint and a motion with the Court seeking an order, among other things, enjoining the Center from drawing on the bond or, in the event the Center is permitted to draw on the bond, requiring that the proceeds of any such draw be deposited into a Court-approved account subject to further order of the Court. Judge Alfred M. Wolin of the Federal District Court for the District of New Jersey (the “District Court”), who is also presiding over AWI’s Chapter 11 Case, indicated he would determine these matters. In the spring of 2002, the surety and the Center agreed to voluntarily dismiss the surety’s complaint against the Center in light of AWI’s filing of its complaint. The parties filed cross-motions for summary judgment with respect to the issue of whether the Center is entitled to draw on the surety bond. On March 28, 2003, the District Court granted in part the Center’s motion for summary judgment, and rejected certain defenses to the Center’s attempt to draw on the surety bond. The District Court further ruled that the surety bond did not cover settlements with asbestos claimants that were not documented as of the Filing. On April 7, 2003, the Center filed a motion to vacate that portion of the District Court’s opinion that ruled that the surety bond does not cover any settlement not documented as of the Filing. On July 9, 2003, the District Court granted AWI’s motion for summary judgment in favor of AWI, dismissing the Center’s claims against AWI on the basis that the surety bond is unenforceable. During October 2003, AWI, the Asbestos Personal Injury Claimants’ Committee and the Unsecured Creditors’ Committee reached an agreement to settle claims from the Center and the surety bond insurance company. As a result, AWI recorded $8.0 million in the third quarter of 2003 as a charge for asbestos liability, net.

Asbestos-Related Property Damage Litigation

Over the years, AWI was one of many defendants in asbestos-related property damage claims that were filed by public and private building owners, with six claims pending as of June 30, 2001. The claims that were resolved prior to the Filing resulted in aggregate indemnity obligations of less than $10 million, which were entirely covered by insurance

The commencement of any new asbestos property damage actions are stayed due to the Filing. A separate creditors’ committee representing the interests of property damage asbestos claimants was appointed in the Chapter 11 Case. Approximately 600 proofs of claim were filed with the Court in response to the March 1, 2002 bar date for asbestos-related property damage claims. See Note 3 for further discussion. As part of determining whether AWI asbestos containing resilient floor covering products give rise to property damage liability, the Court conducted an initial hearing on September 26 – 27, 2002 to decide the type of scientific testing allowable under the Federal Rules of Evidence to prove or disprove whether such products cause building contamination. On October 22, 2002, the Court granted AWI’s requested relief and ruled that the methodology offered by the Asbestos Property Damage Committee in support of its claims is not a scientifically valid method of quantifying the level of asbestos contamination in a building. On November 1, 2002, the Court directed that all property damage claimants provide, in support of their claims, substantiation that Armstrong flooring products were used in the claimants’ buildings. The Court’s deadline for submission of such product identification documentation was February 10, 2003. During the first six months of 2003, AWI settled all of the approximately 460 remaining property damage claims that alleged damages of $800 million, for approximately $9 million. Payments to claimants were made during the third quarter of 2003 and were funded by insurance. Based on the settlement of all remaining asbestos-related property damage claims, the Asbestos Property Damage Committee has been disbanded.

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

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the first quarter of 2001, a new trial judge was selected for the ADR. The new trial judge conducted hearings in 2001 and determined not to rehear matters decided by the previous judge. In the first quarter of 2002, the new trial judge concluded the ADR trial proceeding with findings in favor of AWI on substantially all key issues. Liberty Mutual, the only insurer that is still a party to the ADR, appealed that final judgment. Appellate argument was held on March 11, 2003. On July 30, 2003, the appellate arbitrators ruled that AWI’s claims against certain Liberty Mutual policies were barred by the statute of limitations. The ruling did not address the merits of any of the other issues Liberty Mutual raised in its appeal. Based on that unfavorable ruling, AWI concluded that $73 million of previously recorded insurance assets were no longer probable of recovery. AWI was also ordered to reimburse Liberty Mutual for certain costs and administration fees that Liberty Mutual incurred during the ADR. The amount of these costs and fees are unknown and AWI is currently unable to estimate the amount. Based upon an AWI request, the appellate panel has scheduled a rehearing for November 21, 2003.

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

Another insurer, Century Indemnity Company, who previously settled its coverage issues with AWI, has made some of its required payments under the settlement to a trust of which AWI is a beneficiary. During January 2002, this insurer filed an adversary action in AWI’s Chapter 11 Case. Among other things, the action requests the Court to (1) declare that the settlement agreement is an executory contract and to compel assumption or rejection of the agreement; (2) declare that the insurer need not make its present and future scheduled payments unless AWI assumes the agreement; (3) declare that the insurer is entitled to indemnification from AWI against any liabilities that the insurer may incur in certain unrelated litigation in which the insurer is involved; and (4) enjoin the disposition of funds previously paid by the insurer to the trust pending an adjudication of the insurer’s rights. On October 7, 2003, the Court ruled that Century must pay the past due amounts plus interest. Century has appealed the Court’s ruling.

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

Insurance Asset

An insurance asset in respect of asbestos claims in the amount of $111.1 million is recorded as of September 30, 2003 compared to $198.1 million recorded at December 31, 2002. During the second quarter of 2003, AWI reduced its previously recorded insurance asset for asbestos-related personal injury claims by $73 million reflecting management’s current assessment of probable insurance recoveries in light of the ADR appellate panel decision. The $73 million was recorded as a charge for asbestos liability, net, in the accompanying condensed consolidated statement of earnings. Also during the second quarter of 2003, the insurance asset was lowered by $14 million for asbestos-related personal injury insurance recoveries. Further, the insurance asset was increased by $9 million to reflect agreements reached during the first half of 2003 for asbestos property damage claims. During the third quarter of 2003, AWI received $9.0 million of insurance proceeds related to the asbestos property damage claims.

Approximately $22.0 million of the total $111.1 million recorded insurance asset at September 30, 2003 represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI’s belief that insurance proceeds will be recovered in this amount, based upon AWI’s success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation or litigation. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $79 million of the $111.1 million asset is determined from agreed coverage in place. Of the $111.1 million, $16.0 million has been recorded as a current asset as of September 30, 2003 reflecting management’s estimate of the minimum insurance payments to be received in the next 12 months. As of October 2003, approximately $8.0 million of the $16.0 million current asset is past due. AWI believes collection of the full amount is still probable and therefore has not established a reserve against these receivables.

AWI believes that the process of pursuing disputed insurance coverage may result in additional settlement amounts than already recorded. However, many uncertainties remain in this process, therefore, AWI did not increase the estimated insurance recovery asset in the fourth quarter of 2002, when it revised its recorded asbestos liability for personal injury claims by $2.5 billion.

Cash Flow Impact

As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related personal injury claims in the first nine months of 2003 or 2002. During the first nine months of 2003 and 2002, AWI received asbestos-related personal injury insurance recoveries of $14.0 million and $16.0 million, respectively. During the third quarter of 2003, AWI paid $9.0 million for asbestos-related property damage claims and received $9.0 million of insurance proceeds related to these claims. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements. Management estimates that the timing of future cash recoveries of the recorded asset may extend beyond 10 years.

Potential Legislation

The media has been reporting that progress is being made among some industry groups, insurers, labor unions and members of the United States Congress, on agreeing to comprehensive legislation to resolve asbestos litigation issues through a proposed national privately funded trust. While the United States Senate Judiciary Committee reached an agreement on a proposed bill in July 2003, negotiations continue on a final bill to submit for consideration by the full Senate. There is uncertainty as to whether this or any other proposal will become law, and what impact, if any, there might be on AWI’s asbestos liability and/or AWI’s Chapter 11 Case. Prior efforts to enact asbestos legislation have not been successful.

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

NON-CHAPTER 11 ASBESTOS-RELATED LITIGATION

Historically, Armstrong non-debtor companies, including Armstrong domestic and foreign subsidiaries, have been involved in defending and resolving some third party and other asbestos-related claims. Currently, an Armstrong domestic non-debtor subsidiary is a defendant in two third party asbestos-related litigation matters pending in California state court. It is asserted that the plaintiffs were exposed to asbestos for many years in various occupations, including while aboard various ships in the 1940s , and as a result contracted various asbestos-related diseases. It is alleged that the Armstrong subsidiary is a “successor in interest” to a company that, at certain times, allegedly owned some of these vessels. The cases have multiple defendants. Another case that was scheduled for trial in November 2003 has been dismissed. Armstrong denies liability and is aggressively defending the matters. Armstrong has not recorded any liability for these matters. Management does not expect that any sum that may have to be paid in connection with these two matters will have a material adverse effect on its consolidated results of operations or liquidity.

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

Armstrong is involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”), and similar state laws at approximately 24 sites. In most cases, Armstrong is one of many potentially responsible parties (“PRPs”) which have potential liability for the required investigation and remediation of each site and which, in some cases, have agreed to jointly fund that required investigation and remediation. With regard to some sites, however, Armstrong disputes the liability, the proposed remedy or the proposed cost allocation among the PRPs. Armstrong may have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.

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

AWI’s payments and remediation work on such sites for which AWI is the potentially responsible party is under review in light of the Chapter 11 Filing. The bar date for claims from several environmental agencies expired during the third quarter of 2003. AWI received an unliquidated proof of claim from the United States Environmental Protection Agency (“EPA”).

In July 2003, the EPA notified Armstrong, as a PRP at a particular Superfund site, of the EPA’s estimate of the site’s future cleanup costs, with its assessment of AWI’s share of the costs being a range of $17.8 million to $26.2 million. AWI is currently reviewing this matter but disputes the assessment.

Management is currently in discussions with the EPA to resolve the unliquidated proof of claim against AWI. Upon further analysis of the sites being discussed, management estimated that AWI’s probable share of the sites’ future cleanup costs is $3.1 million. AWI recorded a charge of $2.4 million within selling, general and administrative expense in the third quarter of 2003 to increase its liability to this new estimate.

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

Liabilities of $23.6 million at September 30, 2003 and $21.2 million at December 31, 2002 were for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $12.8 million of the September 30, 2003 and $11.4 million of the December 31, 2002 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $2.5 million and $3.3 million at September 30, 2003 and December 31, 2002, respectively.

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

FORMER EMPLOYEES CLAIM

Former Armstrong employees that were separated from the company in two business divestitures in 2000 brought two purported class actions against the Retirement Committee of AWI, certain current and former members of the Retirement Committee, the Retirement Savings and Stock Ownership Plan (RSSOP), AHI and the trustee bank of the RSSOP. Plaintiffs alleged breach of Employee Retirement Income Security Act (ERISA) fiduciary duties and other violations of ERISA pertaining to losses in their RSSOP accounts, which were invested in Armstrong common stock.

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

DEPARTMENT OF LABOR DISCUSSIONS

Subsequent to an audit by the United States Department of Labor (“DOL”), Armstrong was informed that the DOL was challenging the validity of the use of certain contributions, in the approximate aggregate amount of $33.4 million, to fund debt payments made by the Armstrong Employee Stock Ownership Plan (“ESOP”), as provided for by that plan. Armstrong and the DOL reached a settlement to resolve this matter with a funding to the ESOP of $1.5 million, which will be distributed to plan participants in accordance with terms of the agreement. Insurance and third parties will fund $0.9 million of the settlement. In the third quarter of 2003, Armstrong recorded a liability of $1.5 million and a receivable of $0.9 million as a selling, general and administrative expense to represent Armstrong’s $0.6 million funding of the settlement, which will be paid in the fourth quarter of 2003.

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

NOTE 12. SUBSEQUENT EVENT

In October 2003, Armstrong announced its plans to close a Wood Flooring manufacturing location in Warren, Arkansas, effective December 2003, due to excess production capacity. Approximately 130 employees work at the plant. It is expected that charges of approximately $8 million will be recorded during the fourth quarter of 2003 to cover accelerated depreciation and severance.

NOTE 13. DIFFERENCES BETWEEN ARMSTRONG HOLDINGS, INC. AND ARMSTRONG WORLD INDUSTRIES, INC.

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

Proceedings under Chapter 11

On December 6, 2000, AWI, the major operating subsidiary of AHI, filed a voluntary petition for relief (the “Filing”) under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”) in order to use the court-supervised reorganization process to achieve a resolution of the AWI asbestos liability. Also filing under Chapter 11 were two of Armstrong’s wholly-owned subsidiaries, Nitram Liquidators, Inc. (“Nitram”) and Desseaux Corporation of North America, Inc. (“Desseaux,” and together with AWI and Nitram, the “Debtors”). The Chapter 11 cases are being jointly administered under case numbers 00-4469, 00-4470, and 00-4471 (the “Chapter 11 Case”).

AHI, and Armstrong’s other subsidiaries, including Triangle Pacific Corp. (now Armstrong Wood Products Inc.), WAVE (Armstrong’s ceiling grid systems joint venture with Worthington Industries), Armstrong Canada, Armstrong DLW AG and its other non-U.S. operating subsidiaries were not a part of the Filing. Asbestos-related claims against any of these non-debtor entities are not addressed in the Chapter 11 proceedings unless they are personal injury derivative liabilities of AWI.

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

Three creditors’ committees, one representing asbestos personal injury claimants (the “Asbestos Personal Injury Claimants’ Committee”), one representing asbestos property damage claimants (the “Asbestos Property Damage Committee”), and the other representing other unsecured creditors (the “Unsecured Creditors’ Committee”), were appointed in the Chapter 11 Case. Based on the settlement of all remaining asbestos-related property damage claims as described below, the Asbestos Property Damage Committee has been disbanded. In addition, an individual has been appointed to represent the interests of future asbestos personal injury claimants (the “Future Claimants’ Representative”). In accordance with the provisions of the Bankruptcy Code, these parties have the right to be heard on matters that come before the Court in the Chapter 11 Case.

Plan of Reorganization

On November 4, 2002, AWI filed a Plan of Reorganization with the Court. AWI has since filed several amended plans of reorganization with the Court, along with selected exhibits. The fourth amended Plan of Reorganization, with certain exhibits, was filed on May 23, 2003 (as so amended, it is referred to in this report as the “POR”). The POR has been endorsed by AHI’s Board of Directors and is supported by the Asbestos Personal Injury Claimants’ Committee, the Unsecured Creditors’ Committee and the Future Claimants’ Representative. The POR provides for AWI to continue to conduct its existing lines of business with a reorganized capital structure, under which, among other things, its existing shares will be cancelled and new common shares and notes will be issued to its unsecured creditors and to a trust to be established under the POR for the benefit of AWI’s current and future asbestos personal injury claimants, in full satisfaction of their claims against AWI, as further discussed below. The POR excludes Armstrong’s Nitram and Desseaux subsidiaries.

The POR was mailed to creditors for voting in June 2003. The Court extended the deadline for creditors to vote on the POR from September 22, 2003 to October 31, 2003. The Court received 17 objections to the POR from creditors by the September 22, 2003 deadline. AWI has resolved or filed responses to these objections and believes that many of these objections will be addressed prior to the Confirmation hearing. Technical modifications to the fourth amended Plan of Reorganization were filed on October 17, 2003.

Implementation of the POR and the treatment of claims and interests as provided therein are subject to confirmation of the POR in accordance with the provisions of the Bankruptcy Code. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. See “Next Steps in the Chapter 11 Process” section for further discussion.

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

Asbestos Personal Injury Trust

A principal feature of the POR is the creation of a trust (the “Asbestos PI Trust”), pursuant to section 524(g) of the Bankruptcy Code, to which all AWI present and future asbestos-related personal injury claims, including contribution claims of co-defendants, will be channeled. In accordance with the “524(g) injunction” to be issued by the Court in connection with the confirmation of the POR, various entities will be protected from suit on account of AWI present and future asbestos-related personal injury claims. These entities include, among others, AWI, reorganized AWI, AHI, AWI’s affiliates, and their respective officers and directors. Claims resolution procedures to be utilized by the Asbestos PI Trust have been developed. These procedures will govern the allowance and payment by the Asbestos PI Trust of these AWI present and future asbestos-related personal injury claims. The Asbestos PI Trust will be funded with AWI’s rights to insurance providing coverage for asbestos-related personal injury claims, as well as a share of cash, notes, and common stock to be issued under the POR to creditors, as described below.

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

However, proceeds received under any private offering of debt securities and/or secured term loan borrowings, shall be excluded from the determination of Available Cash.

•	Plan Notes of reorganized AWI and/or net proceeds from any private offerings of debt securities, and

•	Substantially all of the new common stock of reorganized AWI

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

If only the Plan Notes are issued, AWI expects to issue an aggregate amount of $775 million Plan Notes. These Plan Notes will consist of (i) a tranche of notes with a seven-year maturity and a fixed interest rate, (ii) a tranche of notes with a ten-year maturity and a fixed interest rate and (iii) a tranche of floating rate notes with a maturity of not less than five years, but no more than ten years, structured in a manner similar to, and as liquid as, marketable bank debt which satisfy the requirements of the POR and are on terms and conditions that are mutually satisfactory to AWI and the Asbestos PI Claimants’ Committee, the Future Claimants’ Representative, and, if unsecured claimants, other than convenience claimants, vote to accept the POR, the Unsecured Creditors’ Committee.

The POR provides that unsecured creditors, other than convenience creditors described below, will receive their pro rata share of:

•	34.43% of the new common stock of reorganized AWI,

•	34.43% of the first $1.05 billion of

•	Up to $300 million of Available Cash and

•	The principal amount of each series of Plan Notes and/or net cash proceeds from any private debt offerings of debt securities.

•	60% of the next $50 million of Available Cash and, if such Available Cash is less than $50 million, then 60% of each series of Plan Notes and/or net cash proceeds from any private debt offerings of debt securities, in an amount equal to the difference between $50 million and the amount of such Available Cash, and

•	34.43% of the remaining amount of Available Cash and each series of Plan Notes and/or net cash proceeds from any private debt offerings of debt securities.

The remaining amount of new common stock of reorganized AWI, Available Cash and Plan Notes and/or net cash proceeds from any private debt offerings of debt securities will be distributed to the Asbestos PI Trust.

Under the POR, unsecured creditors whose claims (other than debt securities) are less than $10,000 or who elect to reduce their claims to $10,000 will be treated as “convenience creditors” and will receive payment of 75% of their allowed claim amount in cash.

Under the POR, the existing equity interests in AWI will be cancelled. The POR provides for the distribution, with respect to existing equity, of warrants to purchase shares of reorganized AWI (the “Warrants”). The terms of the Warrants are provided in an exhibit to the POR. The Warrants:

•	Would constitute 5% of the common stock of reorganized AWI on a fully diluted basis, upon exercise of all the Warrants;

•	Would have a scheduled 7-year exercisable term from the effective date of the POR; and

•	Would contain an exercise price equal to 125% of the per share equity value of reorganized AWI, as agreed among the financial advisers for AWI, the Asbestos Personal Injury Claimants’ Committee, the Unsecured Creditors’ Committee, and the Future Claimants’ Representative, as set forth in the Court-approved disclosure statement for the POR.

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

AHI’s shareholders are not entitled to vote on the POR. However, AHI’s shareholders have been sent a copy of the Disclosure Statement. If the POR is implemented, the only value that will be available to AHI shareholders is their ratable share of the Warrants. AHI intends to distribute the Warrants to its shareholders if AHI’s Plan of Dissolution (see discussion below) is approved by AHI’s shareholders.

Valuation of Reorganized AWI for Purposes of the POR

In the Disclosure Statement, which assumed an Effective Date of the POR of July 1, 2003, and based on estimates of the fair value of reorganized AWI, the total value of consideration to be distributed to the Asbestos PI Trust, other than the asbestos product liability insurance policies, will be approximately $1.8 billion, and the total value of consideration to be distributed to holders of allowed unsecured claims (other than convenience claims) will be approximately $0.9 billion. Based upon the estimated value of the POR consideration and AWI’s estimate that unsecured claims allowed by the Court (other than convenience claims) will total approximately $1.65 billion, AWI estimates that holders of allowed unsecured claims (other than convenience claims) will receive a recovery having a value equal to approximately 59.5% of their allowed claims. AWI’s estimates of the consideration and potential recoveries are based upon many assumptions, including:

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

AHI’s Plan of Dissolution, Winding Up and Distribution (“Plan of Dissolution”)

In connection with the consummation of the POR, the existing equity interests in AWI will be cancelled, the new common stock of reorganized AWI will be issued to AWI’s unsecured creditors and the Asbestos PI Trust and the Warrants will be issued to AHI (or a wholly-owned subsidiary of AHI). The Board of Directors of AHI has determined that it is not practicable for AHI to continue in operation as an on-going business owning the Warrants, which will then be AHI’s only asset. The POR contemplates, and the Board of Directors of AHI has approved and recommended, that AHI shareholders voluntarily dissolve AHI and adopt a plan for winding up its affairs in accordance with Pennsylvania law and, subject to completion of AHI’s winding up, distributing the Warrants to the shareholders. A special meeting of AHI shareholders has been called to vote on the Plan of Liquidation on December 3, 2003, and appropriate materials regarding such meeting have been sent to AHI’s shareholders. If the Plan of Dissolution is not approved by AHI’s shareholders, AHI will not distribute the Warrants to AHI’s shareholders and the Board of Directors will determine how to proceed under the circumstances. One alternative in such event may be for AHI to seek involuntary dissolution by order of, and under the supervision of, a Pennsylvania court. The POR provides that reorganized AWI will pay costs and expenses incurred in connection with seeking AHI shareholder approval of the Plan of Dissolution and, if so approved, of administering AHI’s Plan of Dissolution. Reorganized AWI will otherwise have no responsibility for AHI’s on-going costs.

Other Matters

In another company’s asbestos-related Chapter 11 case, a motion for recusal has been filed against Judge Alfred M. Wolin, who is jointly administering the asbestos issues in five companies’ Chapter 11 cases, including AWI. Judge Wolin has not yet ruled on the recusal motion. AWI is uncertain as to the merits of the motion, and what impact, if any, this motion will have on AWI’s Chapter 11 proceedings.

Next Steps in the Chapter 11 Process

Following the creditor voting, the Court will hold a hearing to consider confirmation of the POR. It is anticipated that such hearing will be on November 17 and 18, 2003. If the Court confirms the POR in November, AWI could emerge from Chapter 11 protection as soon as the end of 2003. Of course, there can be no certainty that all such events will occur, or if they do, that they will occur in accordance with such timeframes.

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

Bar Date for Filing Claims

The Court established August 31, 2001 as the bar date for all claims against AWI except for asbestos-related personal injury claims and certain other specified claims. A bar date is the date by which claims against AWI must be filed if the claimants wish to participate in any distribution in the Chapter 11 Case. The Court had extended the bar date for claims from several environmental agencies until the third quarter of 2003. A bar date for asbestos-related personal injury claims (other than claims for contribution, indemnification, or subrogation) has been rendered unnecessary under the terms of the POR, which defers such filings until the establishment of a trust to administer such claims.

Approximately 4,700 proofs of claim (including late-filed claims) totaling approximately $6.3 billion alleging a right to payment from AWI were filed with the Court in response to the August 31, 2001 bar date, which are discussed below. AWI continues to investigate claims. The Court will ultimately determine liability amounts that will be allowed as part of the Chapter 11 process.

In its ongoing review of the filed claims, AWI has identified and successfully objected to approximately 2,000 claims totaling $2.1 billion. These claims were primarily duplicate filings, claims that were subsequently amended or claims that are not related to AWI. The Court disallowed these claims with prejudice.

Approximately 1,000 proofs of claim totaling approximately $1.8 billion are pending with the Court that are associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI’s participation in the Center for Claims Resolution (the “Center”). As stated above, the bar date of August 31, 2001 did not apply to asbestos-related personal injury claims other than claims for contribution, indemnification, or subrogation. The POR contemplates that all AWI asbestos-related personal injury claims, including claims for contribution, indemnification, or subrogation, will be addressed in the future pursuant to the procedures to be developed in connection with the POR. See further discussion regarding AWI’s liability for asbestos-related matters in Note 11.

During the first six months of 2003, AWI settled all of the approximately 460 remaining property damage claims that alleged damages of $0.8 billion, for approximately $9 million. Payments to claimants were made during the third quarter of 2003 and were funded by insurance. See Note 10 for further discussion of property damage litigation.

Approximately 1,200 claims totaling approximately $1.6 billion alleging a right to payment for financing, environmental, trade debt and other claims are pending with the Court. For these categories of claims, AWI has previously recorded approximately $1.6 billion in liabilities. AWI continues to investigate the claims to determine their validity.

AWI continues to evaluate claims filed in the Chapter 11 Case. AWI has recorded liability amounts for claims whose value can be reasonably estimated and which it believes are probable of being allowed by the Court. During the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase its estimate of probable asbestos-related liability for personal injury claims based on the developments in the Chapter 11 Case. See Note 11 for further discussion. At this time, it is impossible to reasonably estimate the value of all the claims that will ultimately be allowed by the Court. However, it is likely the value of the claims ultimately allowed by the Court will be different than amounts presently recorded by AWI and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and make changes to the recorded liability if and when it is appropriate.

Financing

On November 1, 2002, the Court announced it had approved AWI’s motion to reduce the amount of its debtor-in-possession credit facility (the “DIP Facility”) from $200 million to $75 million, eliminate the revolving credit borrowing feature, retain the letter of credit issuance facility and extend the maturity date to December 8, 2003. On September 29, 2003, the Court approved the extension of the maturity date of the DIP Facility to December 8, 2004. As of September 30, 2003, AWI had approximately $32.6 million in letters of credit which were issued pursuant to the DIP Facility. As of September 30, 2003, AWI had $263.2 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. AWI believes that cash on hand and generated from operations and dividends from its subsidiaries, together with lines of credit and the DIP Facility, will be adequate to address its foreseeable liquidity needs. Obligations under the DIP Facility, including reimbursement of draws under the letters of credit, if any, constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact

AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. See Note 5 for detail of the liabilities subject to compromise at September 30, 2003 and December 31, 2002. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI’s estimated liability for asbestos-related personal injury claims is also recorded in liabilities subject to compromise. See Note 11 for further discussion of AWI’s asbestos liability.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities during the first nine months of 2003 and 2002:

(amounts in millions)	2003	2002
Professional fees	$19.0	$22.5
Interest income, post petition	(2.4)	(2.7)
Reductions to prepetition liabilities	(0.5)	(0.9)
Other expense directly related to bankruptcy, net	0.1	0.2

Total Chapter 11 reorganization costs, net	$16.2	$19.1

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

Employee Relations

Approximately 33% of AHI’s worldwide employees are represented by labor unions in the United States. At the time of this filing, all of these employees are working under current collective bargaining agreements.

Financial Condition and Liquidity

Armstrong had cash and cash equivalents of $425.9 million and $380.0 million at September 30, 2003 and December 31, 2002, respectively. The ratio of current assets to current liabilities was 3.26 to 1 as of September 30, 2003, compared with 3.17 to 1 as of December 31, 2002.

Net cash provided by operating activities for the nine months ended September 30, 2003 was $90.6 million compared to net cash provided by operations of $150.5 million for the comparable period in 2002. Decreased accounts payable, lower operating results (see “Quarterly Comparison of Results of Operations”), and increased inventory were the primary contributors to the lower cash provided by operations.

Net cash used for investing activities was $41.8 million for the nine months ended September 30, 2003, compared to $61.3 million for the nine months ended September 30, 2002. The decrease in net cash used was primarily due to lower purchases of fixed assets.

Net cash used for financing activities was $7.5 million for the nine months ended September 30, 2003 compared to net cash used for financing activities of $1.5 million for the nine months ended September 30, 2002. The increase was primarily due to payments on short term debt.

Short-term and long-term debt, excluding debt subject to compromise, was $55.0 million at September 30, 2003, compared with $58.9 million at the end of 2002. All other outstanding prepetition long-term debt is owed by entities that filed for Chapter 11 protection, and therefore has been classified as liabilities subject to compromise at September 30, 2003 and December 31, 2002.

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

AWI, the major operating subsidiary of AHI, is a defendant in personal injury cases and property damage cases related to asbestos containing products. On December 6, 2000, AWI filed a voluntary petition for relief (“the Filing”) under Chapter 11 of the U.S. Bankruptcy Code to use the court supervised reorganization process to achieve a resolution of the AWI asbestos liability.

AHI, and Armstrong’s other subsidiaries, including Triangle Pacific Corp. (now Armstrong Wood Products Inc.), WAVE (Armstrong’s ceiling grid systems joint venture with Worthington Industries), Armstrong Canada, Armstrong DLW AG and its other non-U.S. operating subsidiaries were not a part of the Filing. Asbestos-related claims against any of these non-debtor entities are not addressed in the Chapter 11 proceedings unless they are personal injury derivative liabilities of AWI.

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

Asbestos-Related Personal Injury Liability

In March 2003, AWI filed an amended Plan of Reorganization and disclosure statement and in May 2003, AWI filed a further amended Plan of Reorganization (“POR”). The POR represents the product of negotiations with and is supported by the Asbestos Personal Injury Claimants’ Committee, the Unsecured Creditors’ Committee and the Future Claimants’ Representative. Based upon the events that occurred through early March 2003, management concluded that it could reasonably estimate its probable liability for AWI’s current and future asbestos-related personal injury claims. Accordingly, in the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase the liability. The recorded asbestos-related liability for personal injury claims of approximately $3.2 billion at September 30, 2003 and December 31, 2002, which was treated as subject to compromise, represents the estimated amount of liability that is implied based upon the negotiated resolution reflected in the POR, the total consideration expected to be paid to the Asbestos PI Trust pursuant to the POR and a recovery value percentage for the allowed claims of the Asbestos PI Trust that is equal to the estimated recovery value percentage for the allowed non-asbestos unsecured claims. Pursuant to the POR, all AWI current and future asbestos-related personal injury claims against AWI and other protected parties, as defined by the POR, will be channeled to the Asbestos

PI Trust for resolution and, upon emergence from Chapter 11, reorganized AWI will not have any responsibility for the claims or participate in their resolution. Claims against non-debtor companies, including Armstrong domestic and foreign subsidiaries, will not be channeled to the Asbestos PI Trust unless they are derivative liabilities of AWI. For a complete description of the protection from asbestos claims, please read the POR.

It is anticipated that the Court will hold a hearing to consider confirmation of the POR on November 17 and 18, 2003. However, AWI is unable to predict when and if this POR will be confirmed. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded liability are possible and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and make changes to the recorded liability if and when it is appropriate.

The $2.5 billion, fourth quarter 2002, charge to increase the asbestos-related personal injury liability was before recognition of gains from the settlement of liabilities subject to compromise, which will arise at a later date as a consequence of the Chapter 11 process.

Collateral Requirements

During 2000, AWI had secured a bond for $56.2 million to meet minimum collateral requirements established by the Center with respect to asbestos-related personal injury claims asserted against AWI. On October 27, 2000, the insurance company that underwrote the surety bond informed AWI and the Center of its intention not to renew the surety bond effective February 28, 2001. On February 6, 2001, the Center advised the surety of the Center’s demand for payment of the face value of the bond. The surety filed a motion with the Court seeking to restrain the Center from drawing on the bond. The motion was not granted. On March 28, 2001, the surety filed an amended complaint in the Court seeking similar relief. In addition, on April 27, 2001, AWI filed a complaint and a motion with the Court seeking an order, among other things, enjoining the Center from drawing on the bond or, in the event the Center is permitted to draw on the bond, requiring that the proceeds of any such draw be deposited into a Court-approved account subject to further order of the Court. Judge Alfred M. Wolin of the Federal District Court for the District of New Jersey (the “District Court”), who is also presiding over AWI’s Chapter 11 Case, indicated he would determine these matters. In the spring of 2002, the surety and the Center agreed to voluntarily dismiss the surety’s complaint against the Center in light of AWI’s filing of its complaint. The parties filed cross-motions for summary judgment with respect to the issue of whether the Center is entitled to draw on the surety bond. On March 28, 2003, the District Court granted in part the Center’s motion for summary judgment, and rejected certain defenses to the Center’s attempt to draw on the surety bond. The District Court further ruled that the surety bond did not cover settlements with asbestos claimants that were not documented as of the Filing. On April 7, 2003, the Center filed a motion to vacate that portion of the District Court’s opinion that ruled that the surety bond does not cover any settlement not documented as of the Filing. On July 9, 2003, the District Court granted AWI’s motion for summary judgment in favor of AWI, dismissing the Center’s claims against AWI on the basis that the surety bond is unenforceable. During October 2003, AWI, the Asbestos Personal Injury Claimants’ Committee and the Unsecured Creditors’ Committee reached an agreement to settle claims from the Center and the surety bond insurance company. As a result, AWI recorded $8.0 million in the third quarter of 2003 as a charge for asbestos liability, net.

Asbestos-Related Property Damage Litigation

Over the years, AWI was one of many defendants in asbestos-related property damage claims that were filed by public and private building owners, with six claims pending as of June 30, 2001. The claims that were resolved prior to the Filing resulted in aggregate indemnity obligations of less than $10 million, which were entirely covered by insurance

The commencement of any new asbestos property damage actions are stayed due to the Filing. A separate creditors’ committee representing the interests of property damage asbestos claimants was appointed in the Chapter 11 Case. Approximately 600 proofs of claim were filed with the Court in response to the March 1, 2002 bar date for asbestos-related property damage claims. See Note 3 for further discussion. As part of determining whether AWI asbestos containing resilient floor covering products give rise to property damage liability, the Court conducted an initial hearing on September 26 – 27, 2002 to decide the type of scientific testing allowable under the Federal Rules of Evidence to prove or disprove whether such products cause building contamination. On October 22, 2002, the Court granted AWI’s requested relief and ruled that the methodology offered by the Asbestos Property Damage Committee in support of its claims is not a scientifically valid method of quantifying the level of asbestos contamination in a building. On November 1, 2002, the Court directed that all property damage claimants provide, in support of their claims, substantiation that Armstrong flooring products were used in the claimants’ buildings. The Court’s deadline for submission of such product identification documentation was February 10, 2003. During the first six months of 2003, AWI settled all of the approximately 460 remaining property damage claims that alleged damages of $800 million, for approximately $9 million. Payments to claimants were made during the third quarter of 2003 and were funded by insurance. Based on the settlement of all remaining asbestos-related property damage claims, the Asbestos Property Damage Committee has been disbanded.

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

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the first quarter of 2001, a new trial judge was selected for the ADR. The new trial judge conducted hearings in 2001 and determined not to rehear matters decided by the previous judge. In the first quarter of 2002, the new trial judge concluded the ADR trial proceeding with findings in favor of AWI on substantially all key issues. Liberty Mutual, the only insurer that is still a party to the ADR, appealed that final judgment. Appellate argument was held on March 11, 2003. On July 30, 2003, the appellate arbitrators ruled that AWI’s claims against certain Liberty Mutual policies were barred by the statute of limitations. The ruling did not address the merits of any of the other issues Liberty Mutual raised in its appeal. Based on that unfavorable ruling, AWI concluded that $73 million of previously recorded insurance assets were no longer probable of recovery. AWI was also ordered to reimburse Liberty Mutual for certain costs and administration fees that Liberty Mutual incurred during the ADR. The amount of these costs and fees are unknown and AWI is currently unable to estimate the amount. Based upon an AWI request, the appellate panel has scheduled a rehearing for November 21, 2003.

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

Another insurer, Century Indemnity Company, who previously settled its coverage issues with AWI, has made some of its required payments under the settlement to a trust of which AWI is a beneficiary. During January 2002, this insurer filed an adversary action in AWI’s Chapter 11 Case. Among other things, the action requests the Court to (1) declare that the settlement agreement is an executory contract and to compel assumption or rejection of the agreement; (2) declare that the insurer need not make its present and future scheduled payments unless AWI assumes the agreement; (3) declare that the insurer is entitled to indemnification from AWI against any liabilities that the insurer may incur in certain unrelated litigation in which the insurer is involved; and (4) enjoin the disposition of funds previously paid by the insurer to the trust pending an adjudication of the insurer’s rights. On October 7, 2003, the Court ruled that Century must pay the past due amounts plus interest. Century has appealed the Court’s ruling.

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

Insurance Asset

An insurance asset in respect of asbestos claims in the amount of $111.1 million is recorded as of September 30, 2003 compared to $198.1 million recorded at December 31, 2002. During the second quarter of 2003, AWI reduced its previously recorded insurance asset for asbestos-related personal injury claims by $73 million reflecting management’s current assessment of probable insurance recoveries in light of the ADR appellate panel decision. The $73 million was recorded as a charge for asbestos liability, net, in the accompanying condensed consolidated statement of earnings. Also during the second quarter of 2003, the insurance asset was lowered by $14 million for asbestos-related personal injury insurance recoveries. Further, the insurance asset was increased by $9 million to reflect agreements reached during the first half of 2003 for asbestos property damage claims. During the third quarter of 2003, AWI received $9.0 million of insurance proceeds related to the asbestos property damage claims.

Approximately $22.0 million of the total $111.1 million recorded insurance asset at September 30, 2003 represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI’s belief that insurance proceeds will be recovered in this amount, based upon AWI’s success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation or litigation. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $79 million of the $111.1 million asset is determined from agreed coverage in place. Of the $111.1 million, $16.0 million has been recorded as a current asset as of September 30, 2003 reflecting management’s estimate of the minimum insurance payments to be received in the next 12 months. As of October 2003, approximately $8.0 million of the $16.0 million current asset is past due. AWI believes collection of the full amount is still probable and therefore has not established a reserve against these receivables.

AWI believes that the process of pursuing disputed insurance coverage may result in additional settlement amounts than already recorded. However, many uncertainties remain in this process, therefore, AWI did not increase the estimated insurance recovery asset in the fourth quarter of 2002, when it revised its recorded asbestos liability for personal injury claims by $2.5 billion.

Cash Flow Impact

As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related personal injury claims in the first nine months of 2003 or 2002. During the first nine months of 2003 and 2002, AWI received asbestos-related personal injury insurance recoveries of $14.0 million and $16.0 million, respectively. During the third quarter of 2003, AWI paid $9.0 million for asbestos-related property damage claims and received $9.0 million of insurance proceeds related to these claims. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements. Management estimates that the timing of future cash recoveries of the recorded asset may extend beyond 10 years.

Potential Legislation

The media has been reporting that progress is being made among some industry groups, insurers, labor unions and members of the United States Congress, on agreeing to comprehensive legislation to resolve asbestos litigation issues through a proposed national privately funded trust. While the United States Senate Judiciary Committee reached an agreement on a proposed bill in July 2003, negotiations continue on a final bill to submit for consideration by the full Senate. There is uncertainty as to whether this or any other proposal will become law, and what impact, if any, there might be on AWI’s asbestos liability and/or AWI’s Chapter 11 Case. Prior efforts to enact asbestos legislation have not been successful.

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

Consolidated Results of Operations

Net sales in the third quarter of 2003 of $851.4 million were 0.6% higher compared with net sales of $846.5 million in the third quarter of 2002. Net sales increased in the Americas by 0.4%, in Europe by 1.4% and by $0.9 million in the Pacific Area. Excluding the favorable effects of foreign exchange rates of $28.2 million, consolidated net sales decreased by 2.7%, primarily due to lower sales volume, with Europe net sales decreasing by 10.5% and Pacific Area net sales decreasing by $0.5 million. See “Segment Results” for further discussion.

Cost of goods sold for the third quarter of 2003 was 79.6% of net sales, compared to 75.7% for the third quarter of 2002. This percent increase was primarily due to costs related to the closing of a Wood Flooring facility, higher raw material costs (particularly lumber and natural gas), costs related to exiting a product line, higher costs of foreign sourced products and a decreased U. S. pension credit. See “Segment Results” for further discussion.

Selling, general and administrative expenses (SG&A) in the third quarter of 2003 were $151.1 million or 17.7% of net sales, compared to $160.0 million or 18.9% of net sales in the third quarter of 2002. The reduction in SG&A was primarily due to lower selling and advertising costs and lower estimated employee bonus accruals. Offsetting the lower costs were a decreased U.S. pension credit, $2.8 million impairment of an office building determined to be held for sale, a $2.4 million charge for some environmental liabilities (see “Note 11. Litigation and Other Matters, Environmental Liabilities”) and increased non-restructuring severance costs.

Armstrong recorded an $8.0 million charge for asbestos liability, net related to an asbestos related claim settlement. See preceding section, “Asbestos-related Litigation,” for further discussion.

Armstrong recorded a restructuring charge of $3.7 million in the third quarter of 2003. The charge related to severance benefits for approximately 72 employees in a Textiles and Sports Flooring plant in the Netherlands, as part of the continuing 2002 restructuring plan to consolidate certain functions in the European flooring business. The initiatives recorded in the first nine months of 2003 under this restructuring plan are expected to result in $6.0 million of annual savings. Separately, $0.8 million of the remaining reserve related to a noncancelable operating lease in the U.K. was reversed in the Unallocated Corporate segment as a result of reaching agreement with outside parties on future rent increases and disputed rent payments by a sublessee. $0.2 million of the remaining accruals from the second quarter 2003 and second quarter 2002 charges in the Resilient Flooring segment was also reversed, comprising certain severance accruals that were no longer necessary. Comparatively, in the third quarter of 2002, Armstrong reversed $0.6 million of restructuring costs relating to prior period charges in the Textiles and Sports Flooring segment, comprising certain severance accruals that were no longer necessary.

Operating income in the third quarter of 2003 was $17.8 million, compared to $52.4 million in the third quarter of 2002. The decrease in operating income from 2002 is primarily related to $26.0 million of costs associated with closing certain manufacturing facilities and ceasing production of a Resilient Flooring product line. Also contributing to the decrease were the effects of lower sales, higher raw material costs, an $8.0 million charge related to an asbestos related claim settlement (see “Asbestos-related Litigation”), and a $6.8 million decreased U. S. pension credit, which were partially offset by reductions in SG&A expenses. Operating income for the third quarter of 2003 benefited by approximately $1.1 million due to the effect of foreign exchange rates.

Interest expense of $2.7 million in the third quarter of 2003, compared to $3.7 million in the third quarter of 2002, with the change primarily due to lower amortization of fees associated with the DIP Facility and less debt outstanding during the quarter. In accordance with SOP 90-7, Armstrong has not recorded contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $24.9 million in the third quarters of 2003 and 2002.

Other non-operating expense was $4.5 million in the third quarter of 2003, compared to $0.8 million for the third quarter of 2002. 2003 included a $2.1 million impairment of a receivable related to a 2000 divestiture and $1.2 million of foreign exchange related costs. Other non-operating income was $1.0 million in the third quarter of 2003 compared to $1.2 million or the third quarter of 2002. The decrease was due to lower interest income.

Armstrong recorded $6.3 million of Chapter 11 reorganization costs, net in the third quarter of 2003, compared to a net expense of $6.6 million in the third quarter of 2002. See “Proceedings under Chapter 11” for further discussion.

The effective tax rate for the third quarter of 2003 was 188.7% versus 30.8% for the third quarter of 2002. The increase was primarily related to the impact of permanent differences (primarily Chapter 11 reorganization costs) on a significantly smaller amount of pre-tax earnings in 2003, higher overall foreign tax rates caused by increased valuation allowances for foreign losses generated during 2003 and the favorable settlement of tax audits in 2002.

A net loss of $4.7 million was experienced in the third quarter of 2003, compared to net earnings of $29.4 million in the third quarter of 2002.

Segment Results of Operations

Resilient Flooring

Resilient Flooring net sales were $315.6 million in the third quarter of 2003 and $315.1 million in the third quarter of 2002. 2003 sales compared to 2002 were favorably impacted by $9.4 million from the effects of foreign exchange rates in translation. Americas net sales increased 1.7% primarily due to price gains and increased volume in certain products. Excluding the favorable effects of foreign exchange rates, Europe decreased 14.4%, primarily due to the effects of weak European markets on volume, while the Pacific Area increased $0.1 million.

Operating income of $20.8 million in the third quarter of 2003 compared to $21.5 million in the third quarter of 2002. This decrease was primarily due to $5.4 million of costs related to ceasing production of its residential stencil product line and overall lower sales volume, offset by lower selling and advertising expenses.

Wood Flooring

Wood Flooring net sales of $183.7 million in the third quarter of 2003 increased from net sales of $180.3 million in the third quarter of 2002. This 1.9% increase was driven primarily by improved pricing and increased volume in certain products.

In July 2003, AHI announced its plans to close the Wood Flooring manufacturing location in Port Gibson, Mississippi, effective September 2003, due to excess production capacity. The production has been transferred to another Wood Flooring location, resulting in a net reduction of approximately 145 positions. Charges of $15.6 million, primarily related to accelerated depreciation, were recorded in the third quarter of 2003.

An operating loss of $9.9 million was experienced in the third quarter of 2003, compared to operating income of $10.0 million in the third quarter of 2002. The decrease in operating results primarily resulted from the closing of the Port Gibson facility (described above), increases in lumber and manufacturing costs and a $2.0 million impairment of the office building determined to be held for sale, partially offset by lower selling expenses.

Textiles and Sports Flooring

Textiles and Sports Flooring net sales of $73.3 million increased in the third quarter of 2003, compared to $68.6 million in the third quarter of 2002. Excluding the favorable effects of foreign exchange rates of $9.6 million, net sales decreased 6.3% due to weak European markets.

Operating income of $0.2 million in the third quarter of 2003, compared to an operating loss of $1.1 million in the third quarter of 2002. The increase in operating results was primarily due to lower selling and advertising costs and improved manufacturing costs, partially offset by lower sales volume. 2003 included a restructuring charge of $3.7 million, while 2002 included a $0.6 million restructuring reversal.

Building Products

Building Products net sales of $227.9 million in the third quarter of 2003 increased from $225.8 million in the third quarter of 2002. Excluding the favorable effects of foreign exchange rates of $9.2 million, net sales decreased 3.0%, primarily due to lower sales volume in commercial markets, partially offset by improved pricing in the U.S. commercial market.

Operating income of $32.4 million in the third quarter of 2003, compared to $34.6 million in the third quarter of 2002. This decrease resulted from lower sales volume and increased natural gas costs, partially offset by improved production expenses and improved pricing in the U.S. commercial market. Operating income for the third quarter of 2003 benefited by approximately $1.2 million due to the effect of foreign exchange rates.

Cabinets

Cabinets net sales of $50.9 million in the third quarter of 2003 decreased from net sales of $56.7 million in the third quarter of 2002, due primarily to reductions in volume.

An operating loss of $3.2 million in the third quarter of 2003 compared to an operating loss of $0.3 million in the third quarter of 2002. This decrease in operating results was primarily due to the negative effects of lower net sales. Additionally, Cabinets recorded a $0.8 million impairment related to the office building determined to be held for sale.

All Other

The All Other segment contributed operating income of $0.5 million for the third quarters of 2003 and 2002, reflecting the equity investment in Interface Solutions, Inc.

Unallocated Corporate Expense

Unallocated corporate expense of $23.0 million in the third quarter of 2003 increased from $12.8 million in the third quarter of 2002 primarily due to an $8.0 million charge related to an asbestos claim settlement (see “Asbestos-related Litigation”), a $6.8 million decreased U.S. pension credit, and a $2.4 million charge for some environmental liabilities (see “Note 11. Litigation and Other Matters, Environmental Liabilities”), partially offset by reductions in estimated employee bonus accruals and reduced advertising expenses.

Nine Months Ending September 30 Comparison of 2003 and 2002

Net sales for the first nine months of 2003 of $2,453.2 million were 1.4% higher compared with net sales of $2,420.2 million for the first nine months of 2002. Resilient Flooring net sales increased 1.1%. Wood Flooring net sales increased by 0.2%. Textiles and Sports Flooring increased by 10.8%. Building Products net sales increased by 4.0%. Cabinets decreased by 13.1%. Net sales in the Americas decreased 0.9%. Excluding the favorable effects of foreign exchange rates of $105.6 million, consolidated net sales decreased 2.9%, with European net sales decreasing by 8.1% and Pacific Area net sales increasing by $4.1 million.

An operating loss of $4.3 million was experienced for the first nine months of 2003, compared to operating income of $148.5 million for the first nine months of 2002. This decline in operating results was primarily due to $81.0 million of asbestos-related charges (see “Asbestos-related Litigation”), lower sales volume, increased raw material costs, $26.0 million of costs associated with closing certain manufacturing facilities and ceasing production of a Resilient Flooring product line, and a $20.3 million decreased U.S. pension credit. These decreases were partially offset by lower SG&A expenses. Operating income for the first nine months of 2003 benefited by approximately $1.8 million due to the effect of foreign exchange rates.

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

A net loss of $37.1 million was recorded for the first nine months of 2003, compared to a net loss of $514.8 million in the first nine months of 2002.

Item 3. Quantitative and Qualitative Disclosures and Market Risk

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in AHI’s 2002 Form 10-K filing. There have been no significant changes in our financial instruments or market risk exposures from the amounts and descriptions disclosed therein.

Item 4. Controls and Procedures

As of September 30, 2003, AHI and AWI (together referred to as “the Companies”) carried out an evaluation, under the supervision and with the participation of the Companies’ management, including the Companies’ Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Companies’ disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Companies’ disclosure controls and procedures are effective.

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

AWI, the major operating subsidiary of AHI, is a defendant in personal injury cases and property damage cases related to asbestos containing products. On December 6, 2000, AWI filed a voluntary petition for relief (“the Filing”) under Chapter 11 of the U.S. Bankruptcy Code to use the court supervised reorganization process to achieve a resolution of the AWI asbestos liability.

AHI, and Armstrong’s other subsidiaries, including Triangle Pacific Corp. (now Armstrong Wood Products Inc.), WAVE (Armstrong’s ceiling grid systems joint venture with Worthington Industries), Armstrong Canada, Armstrong DLW AG and its other non-U.S. operating subsidiaries were not a part of the Filing. Asbestos-related claims against any of these non-debtor entities are not addressed in the Chapter 11 proceedings unless they are personal injury derivative liabilities of AWI.

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

Asbestos-Related Personal Injury Liability

In March 2003, AWI filed an amended Plan of Reorganization and disclosure statement and in May 2003, AWI filed a further amended Plan of Reorganization (“POR”). The POR represents the product of negotiations with and is supported by the Asbestos Personal Injury Claimants’ Committee, the Unsecured Creditors’ Committee and the Future Claimants’ Representative. Based upon the events that occurred through early March 2003, management concluded that it could reasonably estimate its probable liability for AWI’s current and future asbestos-related personal injury claims. Accordingly, in the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase the liability. The recorded asbestos-related liability for personal injury claims of approximately $3.2 billion at September 30, 2003 and December 31, 2002, which was treated as subject to compromise, represents the estimated amount of liability that is implied based upon the negotiated resolution reflected in the POR, the total consideration expected to be paid to the Asbestos PI Trust pursuant to the POR and a recovery value percentage for the allowed claims of the Asbestos PI Trust that is equal to the estimated recovery value percentage for the allowed non-asbestos unsecured claims. Pursuant to the POR, all AWI current and future asbestos-related personal injury claims against AWI and other protected parties, as defined by the POR, will be channeled to the Asbestos

PI Trust for resolution and, upon emergence from Chapter 11, reorganized AWI will not have any responsibility for the claims or participate in their resolution. Claims against non-debtor companies, including Armstrong domestic and foreign subsidiaries, will not be channeled to the Asbestos PI Trust unless they are derivative liabilities of AWI. For a complete description of the protection from asbestos claims, please read the POR.

It is anticipated that the Court will hold a hearing to consider confirmation of the POR on November 17 and 18, 2003. However, AWI is unable to predict when and if this POR will be confirmed. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded liability are possible and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and make changes to the recorded liability if and when it is appropriate.

The $2.5 billion, fourth quarter 2002, charge to increase the asbestos-related personal injury liability was before recognition of gains from the settlement of liabilities subject to compromise, which will arise at a later date as a consequence of the Chapter 11 process.

Collateral Requirements

During 2000, AWI had secured a bond for $56.2 million to meet minimum collateral requirements established by the Center with respect to asbestos-related personal injury claims asserted against AWI. On October 27, 2000, the insurance company that underwrote the surety bond informed AWI and the Center of its intention not to renew the surety bond effective February 28, 2001. On February 6, 2001, the Center advised the surety of the Center’s demand for payment of the face value of the bond. The surety filed a motion with the Court seeking to restrain the Center from drawing on the bond. The motion was not granted. On March 28, 2001, the surety filed an amended complaint in the Court seeking similar relief. In addition, on April 27, 2001, AWI filed a complaint and a motion with the Court seeking an order, among other things, enjoining the Center from drawing on the bond or, in the event the Center is permitted to draw on the bond, requiring that the proceeds of any such draw be deposited into a Court-approved account subject to further order of the Court. Judge Alfred M. Wolin of the Federal District Court for the District of New Jersey (the “District Court”), who is also presiding over AWI’s Chapter 11 Case, indicated he would determine these matters. In the spring of 2002, the surety and the Center agreed to voluntarily dismiss the surety’s complaint against the Center in light of AWI’s filing of its complaint. The parties filed cross-motions for summary judgment with respect to the issue of whether the Center is entitled to draw on the surety bond. On March 28, 2003, the District Court granted in part the Center’s motion for summary judgment, and rejected certain defenses to the Center’s attempt to draw on the surety bond. The District Court further ruled that the surety bond did not cover settlements with asbestos claimants that were not documented as of the Filing. On April 7, 2003, the Center filed a motion to vacate that portion of the District Court’s opinion that ruled that the surety bond does not cover any settlement not documented as of the Filing. On July 9, 2003, the District Court granted AWI’s motion for summary judgment in favor of AWI, dismissing the Center’s claims against AWI on the basis that the surety bond is unenforceable. During October 2003, AWI, the Asbestos Personal Injury Claimants’ Committee and the Unsecured Creditors’ Committee reached an agreement to settle claims from the Center and the surety bond insurance company. As a result, AWI recorded $8.0 million in the third quarter of 2003 as a charge for asbestos liability, net.

Asbestos-Related Property Damage Litigation

Over the years, AWI was one of many defendants in asbestos-related property damage claims that were filed by public and private building owners, with six claims pending as of June 30, 2001. The claims that were resolved prior to the Filing resulted in aggregate indemnity obligations of less than $10 million, which were entirely covered by insurance

The commencement of any new asbestos property damage actions are stayed due to the Filing. A separate creditors’ committee representing the interests of property damage asbestos claimants was appointed in the Chapter 11 Case. Approximately 600 proofs of claim were filed with the Court in response to the March 1, 2002 bar date for asbestos-related property damage claims. See Note 3 for further discussion. As part of determining whether AWI asbestos containing resilient floor covering products give rise to property damage liability, the Court conducted an initial hearing on September 26 – 27, 2002 to decide the type of scientific testing allowable under the Federal Rules of Evidence to prove or disprove whether such products cause building contamination. On October 22, 2002, the Court granted AWI’s requested relief and ruled that the methodology offered by the Asbestos Property Damage Committee in support of its claims is not a scientifically valid method of quantifying the level of asbestos contamination in a building. On November 1, 2002, the Court directed that all property damage claimants provide, in support of their claims, substantiation that Armstrong flooring products were used in the claimants’ buildings. The Court’s deadline for submission of such product identification documentation was February 10, 2003. During the first six months of 2003, AWI settled all of the approximately 460 remaining property damage claims that alleged damages of $800 million, for approximately $9 million. Payments to claimants were made during the third quarter of 2003 and were funded by insurance. Based on the settlement of all remaining asbestos-related property damage claims, the Asbestos Property Damage Committee has been disbanded.

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

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the first quarter of 2001, a new trial judge was selected for the ADR. The new trial judge conducted hearings in 2001 and determined not to rehear matters decided by the previous judge. In the first quarter of 2002, the new trial judge concluded the ADR trial proceeding with findings in favor of AWI on substantially all key issues. Liberty Mutual, the only insurer that is still a party to the ADR, appealed that final judgment. Appellate argument was held on March 11, 2003. On July 30, 2003, the appellate arbitrators ruled that AWI’s claims against certain Liberty Mutual policies were barred by the statute of limitations. The ruling did not address the merits of any of the other issues Liberty Mutual raised in its appeal. Based on that unfavorable ruling, AWI concluded that $73 million of previously recorded insurance assets were no longer probable of recovery. AWI was also ordered to reimburse Liberty Mutual for certain costs and administration fees that Liberty Mutual incurred during the ADR. The amount of these costs and fees are unknown and AWI is currently unable to estimate the amount. Based upon an AWI request, the appellate panel has scheduled a rehearing for November 21, 2003.

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

Another insurer, Century Indemnity Company, who previously settled its coverage issues with AWI, has made some of its required payments under the settlement to a trust of which AWI is a beneficiary. During January 2002, this insurer filed an adversary action in AWI’s Chapter 11 Case. Among other things, the action requests the Court to (1) declare that the settlement agreement is an executory contract and to compel assumption or rejection of the agreement; (2) declare that the insurer need not make its present and future scheduled payments unless AWI assumes the agreement; (3) declare that the insurer is entitled to indemnification from AWI against any liabilities that the insurer may incur in certain unrelated litigation in which the insurer is involved; and (4) enjoin the disposition of funds previously paid by the insurer to the trust pending an adjudication of the insurer’s rights. On October 7, 2003, the Court ruled that Century must pay the past due amounts plus interest. Century has appealed the Court’s ruling.

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

Insurance Asset

An insurance asset in respect of asbestos claims in the amount of $111.1 million is recorded as of September 30, 2003 compared to $198.1 million recorded at December 31, 2002. During the second quarter of 2003, AWI reduced its previously recorded insurance asset for asbestos-related personal injury claims by $73 million reflecting management’s current assessment of probable insurance recoveries in light of the ADR appellate panel decision. The $73 million was recorded as a charge for asbestos liability, net, in the accompanying condensed consolidated statement of earnings. Also during the second quarter of 2003, the insurance asset was lowered by $14 million for asbestos-related personal injury insurance recoveries. Further, the insurance asset was increased by $9 million to reflect agreements reached during the first half of 2003 for asbestos property damage claims. During the third quarter of 2003, AWI received $9.0 million of insurance proceeds related to the asbestos property damage claims.

Approximately $22.0 million of the total $111.1 million recorded insurance asset at September 30, 2003 represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI’s belief that insurance proceeds will be recovered in this amount, based upon AWI’s success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation or litigation. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $79 million of the $111.1 million asset is determined from agreed coverage in place. Of the $111.1 million, $16.0 million has been recorded as a current asset as of September 30, 2003 reflecting management’s estimate of the minimum insurance payments to be received in the next 12 months. As of October 2003, approximately $8.0 million of the $16.0 million current asset is past due. AWI believes collection of the full amount is still probable and therefore has not established a reserve against these receivables.

AWI believes that the process of pursuing disputed insurance coverage may result in additional settlement amounts than already recorded. However, many uncertainties remain in this process, therefore, AWI did not increase the estimated insurance recovery asset in the fourth quarter of 2002, when it revised its recorded asbestos liability for personal injury claims by $2.5 billion.

Cash Flow Impact

As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related personal injury claims in the first nine months of 2003 or 2002. During the first nine months of 2003 and 2002, AWI received asbestos-related personal injury insurance recoveries of $14.0 million and $16.0 million, respectively. During the third quarter of 2003, AWI paid $9.0 million for asbestos-related property damage claims and received $9.0 million of insurance proceeds related to these claims. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements. Management estimates that the timing of future cash recoveries of the recorded asset may extend beyond 10 years.

Potential Legislation

The media has been reporting that progress is being made among some industry groups, insurers, labor unions and members of the United States Congress, on agreeing to comprehensive legislation to resolve asbestos litigation issues through a proposed national privately funded trust. While the United States Senate Judiciary Committee reached an agreement on a proposed bill in July 2003, negotiations continue on a final bill to submit for consideration by the full Senate. There is uncertainty as to whether this or any other proposal will become law, and what impact, if any, there might be on AWI’s asbestos liability and/or AWI’s Chapter 11 Case. Prior efforts to enact asbestos legislation have not been successful.

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

NON-CHAPTER 11 ASBESTOS-RELATED LITIGATION

Historically, Armstrong non-debtor companies, including Armstrong domestic and foreign subsidiaries, have been involved in defending and resolving some third party and other asbestos-related claims. Currently, an Armstrong domestic non-debtor subsidiary is a defendant in two third party asbestos-related litigation matters pending in California state court. It is asserted that the plaintiffs were exposed to asbestos for many years in various occupations, including while aboard various ships in the 1940s , and as a result contracted various asbestos-related diseases. It is alleged that the Armstrong subsidiary is a “successor in interest” to a company that, at certain times, allegedly owned some of these vessels. The cases have multiple defendants. Another case that was scheduled for trial in November 2003 has been dismissed. Armstrong denies liability and is aggressively defending the matters. Armstrong has not recorded any liability for these matters. Management does not expect that any sum that may have to be paid in connection with these two matters will have a material adverse effect on its consolidated results of operations or liquidity.

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

Armstrong is involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”), and similar state laws at approximately 24 sites. In most cases, Armstrong is one of many potentially responsible parties (“PRPs”) which have potential liability for the required investigation and remediation of each site and which, in some cases, have agreed to jointly fund that required investigation and remediation. With regard to some sites, however, Armstrong disputes the liability, the proposed remedy or the proposed cost allocation among the PRPs. Armstrong may have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.

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

AWI’s payments and remediation work on such sites for which AWI is the potentially responsible party is under review in light of the Chapter 11 Filing. The bar date for claims from several environmental agencies expired during the third quarter of 2003. AWI received an unliquidated proof of claim from the United States Environmental Protection Agency (“EPA”).

In July 2003, the EPA notified Armstrong, as a PRP at a particular Superfund site, of the EPA’s estimate of the site’s future cleanup costs, with its assessment of AWI’s share of the costs being a range of $17.8 million to $26.2 million. AWI is currently reviewing this matter but disputes the assessment.

Management is currently in discussions with the EPA to resolve the unliquidated proof of claim against AWI. Upon further analysis of the sites being discussed, management estimated that AWI’s probable share of the sites’ future cleanup costs is $3.1 million. AWI recorded a charge of $2.4 million within selling, general and administrative expense in the third quarter of 2003 to increase its liability to this new estimate.

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

Liabilities of $23.6 million at September 30, 2003 and $21.2 million at December 31, 2002 were for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $12.8 million of the September 30, 2003 and $11.4 million of the December 31, 2002 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $2.5 million and $3.3 million at September 30, 2003 and December 31, 2002, respectively.

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

FORMER EMPLOYEES CLAIM

Former Armstrong employees that were separated from the company in two business divestitures in 2000 brought two purported class actions against the Retirement Committee of AWI, certain current and former members of the Retirement Committee, the Retirement Savings and Stock Ownership Plan (RSSOP), AHI and the trustee bank of the RSSOP. Plaintiffs alleged breach of Employee Retirement Income Security Act (ERISA) fiduciary duties and other violations of ERISA pertaining to losses in their RSSOP accounts, which were invested in Armstrong common stock.

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

DEPARTMENT OF LABOR DISCUSSIONS

Subsequent to an audit by the United States Department of Labor (“DOL”), Armstrong was informed that the DOL was challenging the validity of the use of certain contributions, in the approximate aggregate amount of $33.4 million, to fund debt payments made by the Armstrong Employee Stock Ownership Plan (“ESOP”), as provided for by that plan. Armstrong and the DOL reached a settlement to resolve this matter with a funding to the ESOP of $1.5 million, which will be distributed to plan participants in accordance with terms of the agreement. Insurance and third parties will fund $0.9 million of the settlement. In the third quarter of 2003, Armstrong recorded a liability of $1.5 million and a receivable of $0.9 million as a selling, general and administrative expense to represent Armstrong’s $0.6 million funding of the settlement, which will be paid in the fourth quarter of 2003.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

Exhibits

No. 2(a)	Fourth Amended Plan of Reorganization submitted to the Court is incorporated by reference from the Form 8-K filed on May 23, 2003.

No. 2(b)	Disclosure Statement submitted to the Court is incorporated by reference from the Form 8-K filed on May 23, 2003.

No. 2(c)	Exhibits to the Fourth Amended Plan of Reorganization submitted to the Court are incorporated by reference from the Form 8-K filed on September 8, 2003.

No. 2(d)	Armstrong Holdings, Inc. Plan of Dissolution, Winding Up and Distribution as approved by the Board on April 28, 2003 is incorporated by reference from Exhibit A to the Proxy Statement of Armstrong Holdings, Inc. filed on October 16, 2003.

No. 10	Form of Indemnification Agreement between Armstrong World Industries, Inc. and the following executive officers: L. A. Campanaro, D. G. Gordon, and B. M. Sullivan.

No. 15	Awareness Letter from Independent Accountants

No. 31.1	Certification of Principal Executive Officer of Armstrong Holdings, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.2	Certification of Principal Financial Officer of Armstrong Holdings, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.3	Certification of Principal Executive Officer of Armstrong World Industries, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.4	Certification of Principal Financial Officer of Armstrong World Industries, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 32.1	Certification of Chief Executive Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No. 32.2	Certification of Chief Financial Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	The following Current Reports were filed on Form 8-K since the second quarter of 2003.

1)	On July 31, 2003 a current report was filed under Item 5 of Form 8-K related to a press release dated July 30, 2003 regarding a change in the leadership of the Armstrong Flooring Products operations.

2)	On August 11, 2003, a current report was furnished under Item 12 of Form 8-K related to a press release dated August 8, 2003 regarding financial results for the fiscal quarter ended June 30, 2003.

3)	On September 2, 2003, a current report was filed under Item 5 of Form 8-K and Regulation FD related to the Court’s approval of extending the deadline until October 17, 2003 for creditors and claimants to vote on the Plan of Reorganization.

4)	On September 8, 2003, a current report was filed under Item 5 of Form 8-K and Regulation FD related to certain Exhibits to Armstrong World Industries, Inc.’s Fourth Amended Plan of Reorganization. A copy of the Fourth Amended Plan of Reorganization and a copy of the Disclosure Statement were filed on current report Form 8-K dated May 23, 2003. The exhibits to the plan filed with the Court include: (i) The form of the articles of incorporation and bylaws for AWI as it will be reorganized under the plan, (ii) The form of stockholder and registration rights agreement, (iii) The form of warrant agreement with respect to the warrants to be issued under the plan to Holdings, (iv) The form of the indentures for the three issues of notes of reorganized AWI which may be issued under the plan, and (v) The form of the long-term incentive plan to be established for management of the reorganized company.

5)	On October 13, 2003, a current report was filed under Item 5 of Form 8-K and Regulation FD related to the Court’s approval of extending the deadline for creditors and claimants to vote on the Plan of Reorganization. The voting deadline is October 31, 2003; it was previously October 17, 2003.

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
William C. Rodruan, Vice President and Controller (Principal Accounting Officer)

Date: October 30, 2003

Exhibit Index

Exhibit No.

No. 2(a)	Fourth Amended Plan of Reorganization submitted to the Court is incorporated by reference from the Form 8-K filed on May 23, 2003.

No. 2(b)	Disclosure Statement submitted to the Court is incorporated by reference from the Form 8-K filed on May 23, 2003.

No. 2(c)	Exhibits to the Fourth Amended Plan of Reorganization submitted to the Court are incorporated by reference from the Form 8-K filed on September 8, 2003.

No. 2(d)	Armstrong Holdings, Inc. Plan of Dissolution, Winding Up and Distribution as approved by the Board on April 28, 2003 is incorporated by reference from Exhibit A to the Proxy Statement of Armstrong Holdings, Inc. filed on October 16, 2003.

No. 10	Form of Indemnification Agreement between Armstrong World Industries, Inc. and the following executive officers: L. A. Campanaro, D. G. Gordon, and B. M. Sullivan.

No. 15	Awareness Letter from Independent Accountants

No. 31.1	Certification of Principal Executive Officer of Armstrong Holdings, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.2	Certification of Principal Financial Officer of Armstrong Holdings, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.3	Certification of Principal Executive Officer of Armstrong World Industries, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.4	Certification of Principal Financial Officer of Armstrong World Industries, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 32.1	Certification of Chief Executive Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No. 32.2	Certification of Chief Financial Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.