Form 10-K
period 2003-12-31
ARMSTRONG WORLD INDUSTRIES INC; ARMSTRONG HOLDINGS INC /PA/
filed 2004-03-04
CIK 7431, 1109304

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Yes ☐     No ☒

The aggregate market value of the Common Stock of Armstrong Holdings, Inc. held by non-affiliates based on the closing price ($1.98 per share) on the over-the-counter (OTC) Bulletin Board (trading symbol ACKHQ) on June 30, 2003, was approximately $73.9 million. As of February 10, 2004, the number of shares outstanding of registrant’s Common Stock was 40,668,892. This amount includes the 1,911,533 shares of Common Stock as of December 31, 2003, held by JPMorgan Chase Bank, as Trustee for the employee stock ownership accounts of the company’s Retirement Savings and Stock Ownership Plan.

Documents Incorporated by Reference

None

Cautionary Factors That May Affect Future Results

This report and other written reports and oral statements made from time to time by the company may contain cautionary or “forward looking statements” as defined in the Private Securities Litigation Reform Act of 1995.

These statements can be identified by the use of the words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words of similar meaning. In particular, these include statements relating to intentions, beliefs or current expectations concerning, among other things, future performance, results of operations, the outcome of contingencies such as legal proceedings, and financial conditions. Forward-looking statements give current expectations or forecasts of future events. They do not relate strictly to historical or current facts.

Any or all of the forward-looking statements made in this report and in any other public statements may turn out to be incorrect. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that actual future results of operations may vary materially from forward looking statements. Any forward-looking statements made in this report speak only as of the date of such statement. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. However, you should consult any further disclosures we make on related subjects in Forms 10-Q, 8-K, 10-K or other reports filed with the Securities and Exchange Commission.

It is not possible to predict or identify all factors that could potentially cause actual results to differ materially from expected and historical results. Some such factors are:

Chapter 11

•	Factors relating to Armstrong World Industries, Inc.’s (“AWI”) Chapter 11 Filing, such as: the possible disruption of relationships with creditors, customers, suppliers and employees; the ultimate size of AWI’s asbestos-related and other liabilities; the ability to confirm and implement a plan of reorganization; the availability of financing and refinancing for both AWI and its subsidiaries that are not parties to its Chapter 11 Filing; legislation that might affect AWI’s liabilities; and AWI’s ability to comply with covenants in its debtor-in-possession credit facility (the “DIP Facility”).

•	Factors relating to AWI’s emergence from bankruptcy, such as emergence-related costs; AWI’s debt service costs for debt planned to be issued to finance its plan of reorganization and to meet operating cash requirements after emergence. Debt service costs will affect net income and cash flow.

•	Covenants in the Agreements governing our anticipated emergence-related debt may impose restrictions that limit operating and financial flexibility.

Business Environment

•	Our business is cyclical in nature and is affected by the same economic factors that affect the residential, office, commercial and institutional renovation and construction industries in general, such as the availability of credit, consumer confidence, changes in interest rates, governmental budgets and general economic conditions. Despite our efforts to foresee and plan for the effects of changes in these circumstances, we cannot predict their impact with certainty. For example, economic weakness can lead customers to delay or cancel construction plans or could lead to further industry overcapacity. For more information on these matters, see the discussion of Market Risk in Item 7A of this report.

•	The major markets for our products, particularly in the renovation and construction industries, are highly competitive. Business combinations among our competitors or suppliers could affect our competitive position in any of our business units. Competition from foreign competitors who have lower cost structure than us is a threat in the flooring business. Similarly, combinations or alliances among our major customers could increase their purchasing power in dealing with us. If we should enter into one or more business combinations, our business, finances and capital structure could be affected.

•	The level of success of our new product introductions and those of our competitors will impact our market share, as well as new patents.

•	The extent to which we successfully achieve integration of and synergies from acquisitions as well as the impact of divestitures, plant closings, including the ability to derive cost savings, and other unusual items that may result from evolving business strategies and organizational restructuring.

Sales Environment

•	We have several key customers and the loss of one of these customers could affect our financial performance. Although builders, dealers and other retailers represent other channels of distribution for our products, the loss of a significant portion of sales from a major customer would have a material adverse impact on our results of operations.

•	Business decisions made by our major customers and business conditions that affect our major customers and distribution networks may adversely affect our business.

•	Increased retail trade consolidation, especially in markets such as the United States, could make us more dependent upon key retailers whose relative bargaining strength may increase.

•	We are affected by changes in the policies and marketing strategies of our retail trade customers, such as inventory shifts or fluctuations, limitations on access to shelf space and other conditions. Many of our customers, particularly major home center retailers, have engaged with us in continuous efforts to reduce their inventory levels and improve delivery fulfillment.

•	Profitability can be affected by changes over time in consumer preferences for one type of product versus another. This may create a shift in demand from products with higher margins to those with lower margins or to products we do not sell.

International

•	We face political, social and economic risks related to our international operations which can negatively affect our business, operating results, profitability and financial condition. The risk of war and terrorism may adversely affect the economy and the demand for our products.

•	Various worldwide economic and political factors, such as changes in the competitive structures of the markets, credit risks in emerging markets, variations in residential and commercial construction rates, and economic growth rates in various areas of the world in which we do business could affect the end-use markets for our products.

•	Profitability can be affected by margin erosion if sales shift to developing markets with lower profitability.

•	Changes in intellectual property legal protections and remedies, trade regulations, tariff classifications or duty rates, and procedures and actions affecting production, pricing and marketing of products, intergovernmental disputes, possible nationalization and unstable governments and legal systems could impact our business.

•	Fluctuations in exchange rates, particularly the Euro, can significantly affect our reported results from one period to the next. Tax inefficiencies in repatriating cash flow from non-U.S. subsidiaries could adversely affect us.

Legal Claims

•	Claims of undetermined merit and amount have been asserted against us for various legal matters, including asbestos-related litigation and claims. We could face potential product liability or warranty claims relating to products we manufacture or distribute. For more information on these matters, see the discussion of Legal Proceedings in Part I, Item 3 in this report.

Raw Materials and Sourced Products

•	The availability of raw materials, energy, water and sourced products due to changes in conditions that impact our suppliers, including environmental conditions, laws and regulations, litigation involving our suppliers, transportation disruptions and/or business decisions made by our suppliers may have an adverse impact on our results of operations.

•	We purchase a significant amount of certain raw materials, such as lumber, veneers, PVC resin, plasticizers, mineral fibers and natural gas. Prices of these raw materials, as well as transportation costs, can change dramatically and can have a significant adverse impact on our manufacturing costs.

Environmental Regulations

•	We are subject to a wide variety of increasingly complex and stringent federal, state and local laws and regulations pertinent to our operations. Changes in environmental regulations that affect our business could lead to significant, unforeseen expenses.

PART I

ITEM 1.	BUSINESS

General

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891. Armstrong Holdings, Inc. is a Delaware corporation and the publicly held parent holding company of AWI. AHI’s only significant asset and operation is its indirect ownership, through Armstrong Worldwide, Inc., of all of the capital stock of AWI. We include separate financial statements for Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries in this report because both companies have public securities that are registered under the Securities Exchange Act of 1934. The difference between the financial statements of Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries is primarily due to transactions that occurred in 2000 related to the formation of Armstrong Holdings, Inc. and to employee compensation-related stock activity. However, there are no differences in the income statements of AHI and AWI and its subsidiaries and minimal differences in the remaining three financial statements of each entity. Due to the lack of material differences in the financial statements, when we refer in this document to Armstrong Holdings, Inc. and its subsidiaries as “AHI,” “Armstrong,” “we,” “us,” and “ourselves,” we are also effectively referring to AWI and its subsidiaries. We use the term “AWI” when we are referring solely to Armstrong World Industries, Inc.

We maintain a Web site at http://www.armstrong.com. Information contained on our website is not incorporated into this document. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports and other information about us are available free of charge through this website as soon as reasonably practicable after the reports are electronically filed with the Securities and Exchange Commission (“SEC”).

We are a leading global producer of flooring products and ceiling systems for use primarily in the construction and renovation of residential, commercial and institutional buildings. Through our United States (“U.S.”) operations and U.S. and international subsidiaries, we design, manufacture and sell flooring products (resilient, wood, carpeting and sports flooring) and ceiling systems (primarily mineral fiber, fiberglass and metal), around the world. We also design, manufacture and sell kitchen and bathroom cabinets in the U.S. We own and operate 44 manufacturing plants in 12 countries, including 26 plants located throughout the United States. Through WAVE, our joint venture with Worthington Industries, Inc., we also have an interest in 8 additional plants in 5 countries that produce suspension system (grid) products for our ceiling systems.

Our business strategy focuses on product innovation, product quality and customer service. In our businesses, these factors are the primary determinants of market share gain or loss. Our objective is to ensure that anyone buying a floor or ceiling can find an Armstrong product that meets their needs. Our cabinet strategy is more focused – on stock cabinets in select geographic markets. In these segments, we have the same objectives: high quality, good customer service and products that meet our customers’ needs. Our markets are very competitive, which limits our pricing flexibility. This requires that we increase our productivity each year – both in our plants and in our administration of the businesses.

Chapter 11 Proceeding

On December 6, 2000, AWI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to use the court-supervised reorganization process to achieve a resolution of its asbestos liability. Also filing under Chapter 11 were two of AWI’s wholly-owned subsidiaries, Nitram Liquidators, Inc. and Desseaux Corporation of North America, Inc. The Chapter 11 cases are being jointly administered under case number 00-4471 (the “Chapter 11 Case”). AWI is operating its business and managing its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. See Note 1 of the Consolidated Financial Statements for information on the Chapter 11 Case and Note 32 of the Consolidated Financial Statements for information on asbestos litigation.

Reportable Segments

Resilient Flooring — produces a broad range of floor coverings for homes and commercial and institutional buildings. Resilient Flooring products include vinyl sheet, vinyl tile, linoleum flooring and luxury vinyl tile. In addition, our Resilient Flooring segment sources and sells laminate products, adhesives, installation and maintenance materials and accessories, and has recently introduced ceramic tile products. Resilient Flooring products are offered in a wide variety of types, designs, and colors, and provide ease of installation and reduced maintenance (no-wax). We sell these products to wholesalers, large home centers, retailers, contractors, and to the manufactured homes industry.

Wood Flooring — produces wood flooring products for use in new residential construction and renovation, with some commercial applications in stores, restaurants and high-end offices. The product offering includes solid wood (pre-finished or unfinished) and engineered wood floors in various wood species (with oak being the primary species of choice). Virtually all of our Wood Flooring’s sales are in the U.S. Our Wood Flooring products are generally sold to independent wholesale flooring distributors and large home centers under the brand names Bruce®, Hartco® and Robbins®.

Textiles and Sports Flooring (“TSF”) — produces carpeting and sports flooring products that are sold mainly in Europe. Carpeting products consist principally of carpet tiles and broadloom used in commercial applications and in the leisure and travel industry. Sports flooring products include artificial turf and other sports surfaces. Our TSF products are sold primarily through retailers, contractors, distributors and other industrial businesses.

Building Products — produces suspended mineral fiber, soft fiber and metal ceiling systems for use in commercial, institutional and residential settings. In addition, our Building Products segment sources and sells wood ceiling systems. The products are available in numerous colors, performance characteristics and designs, and offer attributes such as acoustical control, rated fire protection, and aesthetic appeal. Commercial ceiling materials and accessories are sold to ceiling systems contractors and to resale distributors. Residential ceiling products are sold through wholesalers and retailers (including large home centers). Suspension system (grid) products manufactured by WAVE are sold by both Armstrong and the WAVE joint venture.

Cabinets — produces kitchen and bathroom cabinetry and related products, which are used primarily in the U.S. residential new construction and renovation markets. Through our system of company-owned and independent distribution centers and through direct sales to builders, our Cabinets segment provides design, fabrication and installation services to single and multi-family homebuilders, remodelers and consumers under the brand names IXL®, Bruce® and Armstrong™.

We also report on two other segments, All Other (which relates to a corporate equity investment) and Unallocated Corporate Expense.

The following chart illustrates the breakdown of our consolidated net sales for the year ended December 31, 2003 by segment:

2003 Consolidated Net Sales By Segment

(in $ millions)

See Note 3 of the Consolidated Financial Statements for additional financial information on our reportable segments.

Markets

The major markets we compete in are as follows:

North American Residential markets. The North American residential markets account for nearly one-half of our total consolidated net sales. Our Resilient Flooring, Wood Flooring, Building Products and Cabinets segments sell products for use in the home. Homeowners have a multitude of finishing solution options for every room in their house. For flooring, they can choose from our vinyl and wood products, for which we are the market’s largest provider, or from our laminate and recently introduced ceramic products. We compete directly with other domestic and international suppliers of these products. Our flooring products also compete with carpet, which we do not offer in this market. Our ceiling products compete against mineral fiber and fiberglass products from other manufacturers, as well as drywall installations. In the kitchen and bath areas, we compete with thousands of other cabinet manufacturers that include large diversified corporations as well as small local craftsmen.

Our products are used in new home construction and existing home renovation work. Industry estimates are that existing home renovation (also known as replacement / remodel) work represents approximately two-thirds of the total North American residential market opportunity. Key U.S. statistics that indicate market opportunity include existing home sales (a key indicator for renovation opportunity), housing starts, housing completions, interest rates and consumer confidence. For our Resilient Flooring and Wood Flooring products, we believe there is some longer-term correlation between these statistics and our revenue, especially with the new construction statistics, after reflecting a lag period between change in construction activity and our operating results of approximately several months. However, we believe that consumers’ preferences for product type, style, color, availability and affordability also significantly impact our revenue. Further, changes in inventory levels and product focus at national home centers, which are our largest customers, can also significantly impact our revenue. Sales of our ceiling products in this market appear to follow the trend of existing home sales, with a several month lag period between change in existing home sales and our operating results.

North American Commercial markets. The North American commercial markets account for approximately one-fourth of our total consolidated net sales. Many of our products, primarily ceilings and Resilient Flooring, are used in commercial and institutional buildings. Our revenue opportunities come from new construction as well as renovation of existing buildings. Renovation work is estimated to represent more than two-thirds of the total North American commercial market opportunity. We focus on four major segments of commercial building – office, education, retail and healthcare, as most of our revenue in these markets comes from these building segments. We monitor U.S. construction starts (an indicator of U.S. monthly construction activity that provides us a reasonable indication of upcoming opportunity) and follow new projects. We have found that our revenue from new construction can lag behind construction starts by as much as one year. We also monitor office vacancy rates and general employment levels, which can indicate movement in renovation and new construction opportunities. We believe that these statistics, taking into account the time-lag effect, provide a reasonable indication of our future revenue opportunity from these markets.

Non-North American markets. The non-North American markets account for approximately one-fourth of our total consolidated net sales. The vast majority of our revenues generated outside of North America are commercial in nature. For the countries in which we have significant revenue, we monitor various national statistics (such as GDP) as well as known new projects. Revenues come primarily from new construction and renovation work.

The following table provides an estimate of our segments’ 2003 net sales, by major markets.

(Estimated percentages of individual segment’s sales)	North American Residential	North American Commercial	Non-North American	Total
Resilient Flooring	50%	30%	20%	100%
Wood Flooring	95%	5%	—	100%
Textiles & Sports Flooring	—	—	100%	100%
Building Products	10%	50%	40%	100%
Cabinets	100%	—	—	100%

Geographic Areas

We sell our products in more than 80 countries. Approximately 73% of our 2003 revenue was derived from sales in the Americas, the vast majority of which came in North America (primarily the United States and Canada). The following chart illustrates the breakdown of our consolidated net sales for the year ended December 31, 2003 by region, based on where the sale was made:

2003 Consolidated Net Sales by Region

(in $ million)

See Note 3 of the Consolidated Financial Statements for financial information by geographic areas.

Customers

We have used our market positions and brand recognition to develop long-standing relationships with our customers. We principally sell products through building materials distributors, who re-sell our products to retailers, builders, contractors, installers and others. In the retail market, which sells to end-users in the light commercial and residential segments, we have important relationships with major national retailers such as The Home Depot, Inc. and Lowe’s Companies, Inc. In the residential market, which is experiencing consolidation within the homebuilding industry, we have important relationships with major homebuilders and buying groups. In the commercial market, we are a long-standing supplier to several building materials distributors who in turn sell our products to major national contractors and to national subcontractors’ alliances.

In 2003, our net sales to The Home Depot, Inc. and Lowe’s Companies, Inc. were $400.0 million and $318.7 million, respectively. In 2002 and 2001, our net sales to The Home Depot, Inc., were $380.3 million and $340.8 million, respectively. Our net sales to Lowe’s Companies, Inc. in years prior to 2003 were less than 10% of our total consolidated net sales. No other customers accounted for 10% or more of our total consolidated net sales.

The following charts illustrate the estimated breakdown of our 2003 consolidated net sales geographically by distribution channel:

2003 Americas Sales by Customer Type	2003 Non-Americas Sales by Customer Type

Competition

There is strong competition in all of the reportable segments in which we do business. Principal methods of competition include product performance, product styling, service and price. Competition in the U.S. markets comes from both domestic manufacturers and international producers. Additionally, some of our products compete with alternative products in certain markets, such as our resilient, laminate and wood flooring products competing with carpet products, and our ceiling products competing with drywall. Over recent years, there has continued to be excess industry capacity in many geographic markets, which tends to increase price competition. The following companies are our primary competitors, none of which we view as dominant in the general market place:

Flooring segments – Congoleum Corporation, Mannington Mills, Inc., Mohawk Industries, Inc., Pergo AB, Shaw Industries, Inc., Tarkett AG and Wilsonart International.

Building Products – Celotex Limited, Chicago Metallic Corporation, Knauf AMF GmbH & Co. KG, Odenwald Faserplattenwerk GmbH, Rockfon A/S and USG Corporation.

Cabinets – American Woodmark Corporation, Fortune Brands, Inc. and Masco Corporation

Raw Materials

Raw materials essential to our businesses are purchased worldwide in the ordinary course of business from numerous suppliers. The principal raw materials used in each business include the following:

Business	Principal Raw Materials
Resilient Flooring	Polyvinylchloride (“PVC”) resins and films, plasticizers, backings, limestone, pigments, linseed oil, inks and stabilizers

Wood Flooring	Hardwood lumber, veneer, coatings, and stains

Textiles and Sports Flooring	Yarn, latex, bitumen and wool

Building Products	Mineral fibers, perlite, soft fibers, waste paper, clays, starches, and steel used in the production of metal ceilings and for our joint venture’s manufacturing of ceiling grids

Cabinets	Lumber, veneer, plywood, particleboard, fiberboard and components, such as doors and countertops

We also purchase significant amounts of packaging materials for all products and use substantial amounts of energy, such as electricity and natural gas, and water in our manufacturing operations.

In general, adequate supplies of raw materials are available to all of our businesses. However, availability can change for a number of reasons, including environmental conditions, laws and regulations, shifts in demand by other industries competing for the same materials, transportation disruptions and/or business decisions made by, or events that affect, our suppliers. There is no assurance that a significant shortage of raw materials will not occur.

Prices for certain high usage raw materials can fluctuate dramatically. Cost increases for these materials can have a significant adverse impact on our manufacturing costs. Given the competitiveness of our markets, we may not be able to recover the increased manufacturing costs through increasing selling prices to our customers.

Sourced Products

Some of the products that we sell are sourced from third parties. The primary sourced products include laminate, wood flooring, vinyl tile and ceramic products, specialized ceiling products, and installation-related products and accessories for some of our manufactured products. For certain sourced products, the majority of our purchases come from one supplier. Sales of sourced products represented approximately 10% of our total consolidated revenue in both 2003 and 2002.

We purchase some of our sourced products from suppliers that are located outside of the U.S. The costs for these products are exposed to changes in foreign currency exchange rates, which can adversely affect our reported results from one period to the next. Our largest foreign currency exposure for sourced products is to the Euro.

In general, we believe we have adequate supplies of sourced products. We cannot guarantee that a significant shortage will not occur.

Hedging

We use financial instruments to hedge currency exposures, for raw material and sourced product purchases, and commodity exposures for natural gas. We use derivative financial instruments as risk management tools and not for speculative trading purposes. See “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” for more information.

Patent and Intellectual Property Rights

Patent protection is important to our business in the U.S. and other markets. Our competitive position has been enhanced by U.S. and foreign patents on products and processes developed or perfected within Armstrong or obtained through acquisitions and licenses. In addition, we also benefit from our trade secrets for certain products and processes.

Patent protection extends for varying periods according to the date of patent filing or grant and the legal term of a patent in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage, and the availability of legal remedies in the country. Although we consider that, in the aggregate, our patents, licenses and trade secrets constitute a valuable asset of material importance to our business, we do not regard any of our businesses as being materially dependent upon any single patent or trade secret, or any group of related patents or trade secrets.

Certain of our trademarks, including without limitation, house marks , Armstrong™, Bruce®, Hartco®, Robbins®, and DLW™, and product line marks Allwood™, Cirrus®, Corlon®, Cortega®, Designer Solarian®, Excelon®, Fundamentals®, i-ceilings®, IXL®, Medintech®, Natural Inspirations™, Nature’s Gallery™, Second Look®, Solarian®, SuperLock™, SwiftLock™, ToughGuard® and Ultima™ are important to our business because of their significant brand name recognition. Trademark protection continues in some countries as long as the mark is used, and continues in other countries, as long as the mark is registered. Registrations are generally for fixed, but renewable, terms.

Employees

As of December 31, 2003, we had approximately 15,200 full-time and part-time employees worldwide, with approximately 10,600 employees located in the United States. Approximately 10,000 of the 15,200 are production and maintenance employees, of whom approximately 7,400 are located in the U.S. and 2,600 located outside the U.S. Approximately 69% of the production and maintenance employees in the U.S. are represented by labor unions. This percentage includes all production and maintenance employees at our plants and warehouses where labor unions exist, regardless of whether or not the employees actually pay union dues. About 71% of our total international employees are represented by labor unions.

Research & Development

Research and development (“R&D”) activities are important and necessary in helping us improve our products’ competitiveness. Principal R&D functions include the development and improvement of products and manufacturing processes. We spent $44.4 million in 2003, $49.2 million in 2002 and $56.3 million in 2001 on R&D activities worldwide.

Environmental Matters

Most of our manufacturing and certain of our research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. We have made, and intend to continue to make, necessary expenditures for compliance with applicable environmental requirements at our operating facilities.

We are involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and similar state “Superfund” laws at approximately 26 sites. We have also been remediating environmental contamination resulting from past industrial activity at certain of our former plant sites. Certain of AWI’s environmental liabilities are subject to discharge through its Chapter 11 Case while others are not. Those environmental obligations that AWI has with respect to property that it owns or operates are likely to be unaffected by the Chapter 11 Case. Therefore, AWI will be required to continue meeting its ongoing environmental compliance obligations at the properties that AWI owns and operates.

See Note 32 of the Consolidated Financial Statements for a full description of our environmental matters.

Information Filed With the Bankruptcy Court

Under applicable bankruptcy law, AWI is required to file periodically with the Bankruptcy Court various documents, including certain financial information on an unconsolidated basis. This information includes statements, schedules, and monthly operating reports in forms prescribed by Federal Bankruptcy Law. We caution that such materials are prepared according to requirements under Federal Bankruptcy Law. While they accurately provide then-current information required under Federal Bankruptcy Law, they are nonetheless unconsolidated, unaudited, and are prepared in a format different from that used in our consolidated financial statements filed under the securities laws. Accordingly, we believe the substance and format do not allow meaningful comparison with our regular publicly disclosed consolidated financial statements. The materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to the stock of AHI or the debt securities of AWI, or for comparison with other financial information filed with the SEC.

Notwithstanding the foregoing, most of AWI’s filings with the Bankruptcy Court are available to the public at the office of the Clerk of the Bankruptcy Court. Those filings may also be obtained through private document retrieval services. We undertake no obligation to make any further public announcement with respect to the documents filed with the Bankruptcy Court or any matters referred to in them.

See Note 1 of the Consolidated Financial Statements for discussions of the information that AWI has filed with the Bankruptcy Court.

ITEM 2.	PROPERTIES

Our world headquarters are in Lancaster, Pennsylvania. We own a 100-acre, multi-building campus comprising the site of our corporate headquarters, most operational headquarters, our U.S. R&D operations and marketing and service headquarters. Altogether, our headquarters’ operations occupy approximately one million square feet of floor space.

We produce and market Armstrong products and services throughout the world, owning and operating 44 manufacturing plants in 12 countries as of December 31, 2003. Twenty-six of these facilities are located throughout the United States. In addition, Armstrong has an interest through a joint venture in 8 additional plants in 5 countries.

Business Segment	Number of Plants	Location of Principal Facilities
Resilient Flooring	13	California, Illinois, Mississippi, Oklahoma, Pennsylvania, Australia, Canada, Germany, Sweden and the U.K.

Wood Flooring	10	Arkansas, Kentucky, Tennessee, Texas and West Virginia

Textiles and Sports Flooring	3	Belgium, Germany and The Netherlands

Building Products	15	Alabama, Florida, Georgia, Oregon, Pennsylvania, China, France, Germany and the U.K.

Cabinets	3	Nebraska, Pennsylvania and Tennessee

Sales offices are leased and owned worldwide, and leased facilities are utilized to supplement our owned warehousing facilities.

For information on plants that were closed during 2003, see Note 15 of the Consolidated Financial Statements and “Item 7. Management Discussion and Analysis—Cost Reduction Initiatives.” In January 2004, we announced that we will cease production at one of our Building Products plants by the end of 2004. See Note 33 of the Consolidated Financial Statements.

Productive capacity and the extent of utilization of our facilities are difficult to quantify with certainty. In any one facility, maximum capacity and utilization vary periodically depending upon the product that is being manufactured, and individual facilities manufacture multiple products. We believe our facilities have sufficient production capacity to meet anticipated needs for the next two to three years. Additional incremental investments in plant facilities are made as appropriate to balance capacity with anticipated demand, improve quality and service, and to reduce costs.

ITEM 3.	LEGAL PROCEEDINGS

See Note 32 of the Consolidated Financial Statements for a full description of our legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special meeting on January 7, 2004, shareholders of Armstrong Holdings, Inc. voted to approve a Plan of Dissolution for that company. The dissolution will occur following AWI’s Chapter 11 Plan of Reorganization (POR) becoming effective.

See “AHI’s Plan of Dissolution” in Note 1 of the Consolidated Financial Statements for a description of the dissolution.

The holders of 22,468,250 shares of common stock were represented at the January 7, 2004 meeting, which constituted over 55% of the outstanding shares. These shares were voted as follows on the proposal for dissolution:

FOR -	17,183,055

AGAINST -	4,818,280

The balance of the shares represented (about 466,900) abstained.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As a result of filing the POR on November 4, 2002, the New York Stock Exchange stopped trading on the Exchange of the common stock of AHI (traded under the ticker symbol “ACK”). As of November 14, 2002, Armstrong Holding’s common stock trades on the over-the-counter (OTC) Bulletin Board under the ticker symbol (ACKHQ). As of February 10, 2004, there were approximately 7,039 holders of record of Armstrong Holding’s Common Stock.

2003	First	Second	Third	Fourth	Total Year
Price range of common stock—high	$0.83	$2.33	$3.04	$2.00	$3.04
Price range of common stock—low	$0.37	$0.53	$1.26	$0.80	$0.37
2002
Price range of common stock—high	$4.10	$3.82	$1.98	$1.85	$4.10
Price range of common stock—low	$2.70	$1.79	$1.28	$0.24	$0.24

There were no dividends declared or paid during 2003 or 2002. The DIP Facility stipulates that AWI will not declare or pay any dividends either directly or indirectly and bankruptcy law bars dividends by companies in Chapter 11.

ITEM 6.	SELECTED FINANCIAL DATA

The following data is presented for continuing operations.

(Dollars in millions except for per-share data) For Year	2003	2002	2001	2000	1999
Income statement data
Net sales	$3,259.0	$3,172.3	$3,138.7	$3,248.9	$3,322.0
Cost of goods sold	2,597.4	2,404.5	2,364.7	2,386.2	2,291.5
Selling, general and administrative expenses	603.1	624.9	596.6	595.3	605.9
Charge for asbestos liability, net	81.0	2,500.0	22.0	236.0	335.4
Restructuring and reorganization charges (reversals), net	8.6	1.9	9.0	18.8	(1.4)
Goodwill amortization	—	—	22.8	23.9	25.5
Equity (earnings) from affiliates, net	(20.7)	(21.7)	(16.5)	(18.0)	(16.8)

Operating income (loss)	(10.4)	(2,337.3)	140.1	6.7	81.9
Interest expense	10.3	13.8	13.1	102.9	105.2
Other non-operating expense	15.7	8.2	11.8	3.7	10.4
Other non-operating (income)	(4.8)	(6.0)	(13.0)	(80.4)	(17.0)
Chapter 11 reorganization costs, net	9.4	23.5	12.5	103.3	—
Income tax expense (benefit)	(1.7)	(827.8)	42.5	(37.7)	(0.5)

Earnings (loss) from continuing operations before cumulative change in accounting principle	(39.3)	(1,549.0)	73.2	(85.1)	(16.2)
Per common share – basic (a)	(0.97)	(38.25)	1.81	(2.12)	(0.41)
Per common share – diluted (a)	(0.97)	(38.25)	1.79	(2.12)	(0.41)
Cumulative effect of a change in accounting principle, Net of tax of $2.2	—	(593.8)	—	—	—

Net earnings (loss)	(39.3)	(2,142.8)	92.8	12.2	14.3
Per common share – basic (a)	(0.97)	(52.91)	2.29	0.30	0.36
Per common share – diluted (a)	(0.97)	(52.91)	2.27	0.30	0.36
Dividends declared per share of common stock	—	—	—	$1.44	$1.92

(Dollars in millions except for per-share data) For Year	2003	2002	2001	2000	1999
Average number of common shares outstanding (millions)	40.5	40.5	40.5	40.2	39.9
Average number of employees	15,800	16,700	16,800	16,500	16,900

Balance sheet data (December 31)
Working capital	$943.3	$859.3	$748.0	$618.3	$322.5
Total assets	4,647.8	4,504.8	4,038.1	4,005.2	4,081.6
Liabilities subject to compromise	4,858.5	4,861.1	2,357.6	2,385.2	—
Net long-term debt (b)	39.4	39.9	50.3	56.9	1,412.9
Shareholders’ equity (deficit)	(1,330.2)	(1,346.7)	760.4	665.1	679.2

Notes:

(a)	See definition of basic and diluted earnings per share in Note 2 of the Consolidated Financial Statements.

(b)	2003, 2002, 2001 and 2000 net long-term debt excludes debt subject to compromise.

Certain prior year amounts have been reclassified to conform to the current year presentation. See Note 2 of the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Separate financial statements for AHI and AWI and its subsidiaries are included in this document because both have outstanding public securities. However, there are no differences in the income statement and minimal differences in the remaining three financial statements. Due to the lack of differences in the financial statements, the following discussion and analysis pertains to both AHI and AWI and its subsidiaries.

This discussion should be read in conjunction with the financial statements and the accompanying notes included elsewhere in this Form 10-K. It contains forward-looking statements based on our current expectations, which are inherently subject to risks and uncertainties. Actual results and the timing of certain events may differ significantly from those referred to in such forward-looking statements. We undertake no obligation beyond what is required under applicable securities law to publicly update or revise any forward-looking statement to reflect current or future events or circumstances, including those set forth in the section entitled “Cautionary Factors” and elsewhere in this Form 10-K.

References to performance excluding the translation effect of changes in foreign exchange rates, and operating income prior to asbestos-related charges and goodwill amortization, are non-GAAP measures. We believe that this information improves the comparability of business performance by excluding the impacts of changes in foreign exchange rates when translating comparable foreign currency amounts, the impacts of charges related to our prepetition asbestos liability and the change in accounting for goodwill. We calculate the translation effect of foreign exchange rates by applying the current year’s foreign exchange rates to the equivalent period’s foreign currency amounts as reported in the prior year.

OVERVIEW

We are a leading global producer of flooring products and ceiling systems for use primarily in the construction and renovation of residential, commercial and institutional buildings. Through our United States (“U.S.”) operations and U.S. and international subsidiaries, we design, manufacture and sell flooring products (resilient, wood, carpeting and sports flooring) and ceiling systems (primarily mineral fiber, fiberglass and metal), around the world. We also design, manufacture and sell kitchen and bathroom cabinets in the U.S. We own and operate 44 manufacturing plants in 12 countries, including 26 plants located throughout the United States. Through WAVE, our joint venture with Worthington Industries, Inc., we also have an interest in 8 additional plants in 5 countries that produce suspension system (grid) products for our ceiling systems.

We report our financial results through the following segments: Resilient Flooring, Wood Flooring, Textiles and Sports Flooring, Building Products, Cabinets, All Other and Unallocated Corporate Expense. See “Reportable Segment Results” for additional financial information on our segments.

See “Item 1. Business” for a description of our segments, customers, markets and other information about our business.

On December 6, 2000, AWI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to use the court-supervised reorganization process to achieve a resolution of its asbestos liability. Also filing under Chapter 11 were two of AWI’s wholly-owned subsidiaries, Nitram Liquidators, Inc. and Desseaux Corporation of North America, Inc. The Chapter 11 cases are being jointly administered under case number 00-4471 (the “Chapter 11 Case”). AWI is operating its business and managing its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Proceedings Under Chapter 11” for information on the Chapter 11 Case and Note 32 of the Consolidated Financial Statements for information on asbestos litigation.

Our consolidated net sales for 2003 were approximately $3.26 billion, which were approximately 3% greater than consolidated net sales in 2002. After excluding the translation effect of changes in foreign exchange rates, net sales in 2003 declined by approximately 2% from net sales in 2002. Operating income prior to asbestos-related charges was approximately $71 million in 2003, as compared to approximately $163 million in 2002. Cash and cash equivalents increased by approximately $104 million of cash in 2003, which was slightly higher than the cash increase in 2002. In 2003:

•	Demand for Resilient Flooring products continued to shift from high-end vinyl products to lower margin vinyl and laminate products, and to Wood Flooring products, for both new construction and renovation.

•	Resilient Flooring’s performance in commercial markets was mixed, but was helped by our good position in product offering and service.

•	Building Products generated good results in North America, despite lower sales in a difficult commercial market.

•	Both Resilient Flooring and Building Products experienced lower sales in Europe but profitable growth in the Pacific area.

•	We incurred significant cost increases for certain items, such as the cost of lumber.

•	We implemented several initiatives to improve our cost structure and enhance our competitive position, the cost of which adversely affected 2003’s results.

•	We reduced the amount of capital investment activities, in consideration of both market conditions and the cost reduction initiatives.

Factors Affecting Revenues

Markets. We compete in building material markets around the world. The majority of our sales opportunity is in the North American and European markets. During 2003, these markets experienced the following:

•	In the North American residential market, housing construction remained very strong, with approximately 1.85 million housing units started in 2003 compared to approximately 1.7 million in 2002. Sales of existing homes were also very strong in 2003, with approximately 6.1 million homes sold in 2003 compared to approximately 5.56 million in 2002. A key consideration in changes in market segments is that margins for products sold into new construction tend to be lower than those sold into the renovation segment.

For several years, the amount of vinyl flooring products, measured as a percent of the total residential flooring market, has been declining, while laminate, ceramic and hardwood flooring products have increased. This trend of changing consumer preferences for flooring also continued in 2003. For 2004, we estimate the residential replacement markets will be flat to up slightly, but it is unlikely that new construction demand will exceed record 2003 levels. Further, we expect the category of vinyl products to continue to decline in units sold, while laminate, ceramic and hardwood flooring should continue to increase.

•	In the North American commercial market, we estimate that the overall market declined in 2003 by approximately 3-4% compared to 2002, with renovation declining slightly and construction starts in the office, healthcare and education segments declining by approximately 12%, 7% and 6%, respectively. Retail construction starts increased by approximately 9%. Industry statistics indicate that commercial starts will marginally improve in 2004, with improvements anticipated in retail, office and health care, while the education segment will decline slightly. Further, indications are for a decline in office vacancy rates, which could also positively impact the renovation segment of this market.

•	In Europe, we experienced significant market slowdown in the Western European countries, especially in Germany and the U.K. The economic environment has adversely impacted both price and volume. While Germany is a very important European market for Resilient Flooring and Textiles and Sports Flooring, it is not a significant market for Building Products. As a result, performance of the flooring segments in Western Europe has suffered more than that of Building Products. At the same time, we benefited from growth in opportunities in Eastern Europe, particularly Russia. In 2004, we anticipate marginal improvement in the Western Europe markets and difficult growth conditions in Eastern Europe.

Quality and Customer Service. Our quality and customer service is a critical component of the total value proposition we offer our customers. In 2003, we experienced the following:

•	In Wood Flooring, our sales increased during the year, but not as much as the market grew. This was partly the result of product quality that was not competitive. Our quality did not decline, but the quality of competing products improved substantially, led by imported engineered wood flooring products.

Since the middle of 2003, we have had Six Sigma teams working on improving our wood product quality. The dimensional consistency of our products (both solid and engineered) is dramatically better. The number of defects a customer might find in a typical order has declined by almost 70%, and are now at a rate that is equal to or better than industry norms.

•	In Cabinets, we experienced severe customer service problems starting in 2002. As a result of this, we lost sales opportunities in 2003 as the customers decided to source their products from other suppliers.

Customer service (product quality, on-time performance) has been restored to excellent levels. For the three months ending January 31, 2004, we shipped an average of 98% of our orders on time and complete. We are slowly regaining the trust of our customers.

•	In Building Products we continued to provide our customers with extremely high levels of quality and customer service.

Pricing Initiatives. During 2003, increased costs for raw materials, labor and labor-related expenses, energy and other areas caused us to initiate several price increases to our customers. The most significant of these increases included the following.

•	In Resilient Flooring, we implemented price increases for selected U.S. commercial products in July. We also implemented an increase on selected U.S. residential products in November.

•	In Wood Flooring, we implemented a price increase on solid wood products in April. We also announced another increase on solid wood products that became effective in November 2003 and January 2004, depending on the customer channel.

•	In Building Products, a price increase was announced for most commercial acoustical ceiling products in the North American markets, effective July 1. Price increases on certain products to our large home center customers in the U.S. were implemented in August and September. We also increased prices for certain U.S. residential-oriented products sold through distribution in July. An additional increase for most commercial products was announced in the fourth quarter of 2003, which became effective January 1, 2004.

•	In Cabinets, we announced price increases in September to our retail customers depending on the market conditions in the different geographic areas. At the same time, we also increased prices to our builder customers.

In certain cases, price increases actually realized were less than the announced price increases, as we had to adjust to competitive actions and changing market conditions. Also during 2003, we made several price concessions in some of our segments and geographic regions, again to respond to competition and market conditions. Sales were also adversely affected due to reducing our Euro-based prices to compete with U.S. producers’ U.S. dollar-based selling prices in Europe.

We estimate that the various pricing actions provided a net increase to our total consolidated net sales in 2003 compared to 2002 by approximately $12 million.

Asbestos-Related Charges

During 2003, we reduced our previously recorded insurance asset for asbestos-related personal injury claims by $73 million, reflecting management’s current assessment of probable insurance recoveries based upon an unfavorable ruling in an alternative dispute resolution procedure. We also recorded an $8 million charge to reflect an agreement to settle claims from the Center for Claims Resolution and a surety bond insurance company. During 2002, we recorded a $2.5 billion charge to increase our estimate of probable asbestos-related liability. All amounts are reflected as a charge to asbestos liability, net. See “Asbestos-Related Litigation” in this section for additional information.

Factors Affecting Operating Costs

Operating Expenses. Our operating expenses consist of direct production (principally raw materials, labor and energy) and manufacturing overhead costs, costs to purchase sourced products and selling, general and administrative expenses (“SG&A”).

Our largest individual raw material expenditures are for lumber and veneers, PVC, backings for various flooring products and plasticizers. Fluctuations in the prices of these raw materials are generally beyond our control and have a direct impact on our financial results. The most significant change in raw material costs in 2003 was for hardwood lumber used by Wood Flooring. Starting in late 2002 and continuing throughout 2003, lumber prices increased, as the availability of lumber for flooring decreased due to poor weather conditions for timbering and reductions in industry saw mill capacity, while demand for the lumber (for flooring and other products such as railroad ties and pallets) remained strong. Our cost for acquiring lumber in 2003 was approximately $40 million greater than in 2002. Since December 2003, lumber costs have continued to increase. We believe that lumber costs for the year 2004 could exceed those in 2003, with the amount of increase dependent on the same factors that impacted costs in 2003.

PVC is an oil-based raw material and is used in many industries. Generally, we experience cost pressures on PVC when energy prices increase and when industrial demand for the material increases to support a growing economy. The cost to purchase PVC resins and film increased by approximately $9 million in 2003 compared to 2002.

We consume large quantities of energy in our manufacturing processes, in particular natural gas in our mineral fiber ceilings manufacturing process. Costs for natural gas have increased significantly over the past several years. In 2003, we incurred approximately $7 million of additional costs for natural gas compared to 2002.

Year over year, we normally incur additional costs in production wages and non-production salaries due to wage and salary rate increases. This increased cost in 2003 compared to 2002 was approximately $30 million.

Our 2003 costs also increased by approximately $28 million compared to 2002 due to a lower U.S. pension credit. This resulted primarily from changes in actuarial assumptions. We do not anticipate a material change in the net periodic pension credit in 2004.

Cost Reduction Initiatives. During 2003, we implemented several manufacturing and organizational changes to improve our cost structure and enhance our competitive position. Specifically:

•	We ceased production of our residential stencil product line.

•	We closed two Wood Flooring facilities that manufactured engineered wood floors, consolidating their production volume into another Wood Flooring facility.

•	We closed a Textiles and Sports Flooring plant in The Netherlands as part of the continuing 2002 restructuring plan.

•	We consolidated several sales, operational and administrative support organizations throughout our company to more effectively manage the business. This consolidation included integrating our Resilient Flooring and Wood Flooring organizations that manage the Americas markets.

The costs for these initiatives incurred in 2003 totaled approximately $55 million, of which approximately $33 million was for accelerated depreciation (reported as a component of cost of goods sold and SG&A). The remaining amount was primarily for severances (reported as a component of cost of goods sold, restructuring or SG&A) and related inventory obsolescence (reported as a component of cost of goods sold). These initiatives also reduced our headcount (see “Overview – Employees”). The expenses associated with the 2003 cost reduction initiatives, by segment, are as follows:

2003 Expenses for Cost Reduction Initiatives
(amounts in millions)	Accelerated Depreciation	Other	Total Expenses
Resilient Flooring	$7.0	$6.3	$13.3
Wood Flooring	24.6	3.6	28.2
Textiles & Sports Flooring	0.3	7.2	7.5
Building Products	—	2.1	2.1
Cabinets	0.8	—	0.8
Corporate Unallocated	—	2.8	2.8

Total Consolidated	$32.7	$22.0	$54.7

We also implemented several initiatives in 2002, primarily for reorganizing our flooring organizations in Europe. The cost of these initiatives was approximately $2 million. We believe that the incremental cost savings in 2004 generated from both years’ initiatives will be approximately $30 million.

We anticipate implementing additional cost reduction actions in 2004. In January 2004, we announced that we will cease production at our Building Products plant in The Netherlands by the end of 2004, subject to positive advice from the Works Council, in order to eliminate excess capacity for serving the European markets.

Factors Affecting Cash Flow

Historically, excluding the cash demands for asbestos-related claims in 2000 and prior years, we typically generate positive cash flow from our operating activities. The amount of cash generated in any one period is dependent on a number of factors, including the amount of operating profit generated and the amount of working capital (such as inventory, receivables and payables) required to operate our businesses. We typically invest in property, plant & equipment (“PP&E”) and computer software.

During 2003, our cash and cash equivalents balance increased by $104.3 million, which was $1.7 million more than during 2002. The increase was primarily due to reducing PP&E and computer software purchases. In consideration of both market conditions and cost reduction initiatives, we elected to defer or stop certain investments, resulting in approximately $47 million less spending in 2003 than in 2002. We believe the decision to reduce our investing activities has not, and will not, negatively impact our business. We anticipate using more cash for investing activities in 2004 than was used in 2003, but less than the amounts used in 2002 or recent prior years.

We used approximately $10 million less in financing activities during 2003 than in 2002, primarily due to lower short-term debt payment requirements in 2003.

Operating activities generated $165.8 million of net cash, which was approximately $58 million less than in 2002. Cash generated from the net earnings, after adjusting for non-cash charges, restructuring and reorganization activities, accounted for the decline, primarily from the increased operating costs discussed above. The amount by which operating assets and liabilities (primarily receivables, inventories and payables) were reduced’ was greater than the reductions achieved in 2002.

Employees

As of December 31, 2003, we had approximately 15,200 full-time and part-time employees worldwide. This compares to approximately 16,300 employees as of December 31, 2002. The reduction of employees in 2003 is primarily due to the previously described cost reduction initiatives.

During 2003, we negotiated 11 collective bargaining agreements, with one location experiencing a five day work stoppage. There was no negative effect on the business as a result of the work stoppage. Throughout 2004, collective bargaining agreements covering certain employees at eight plants and two warehouses will expire. As of the date of this filing, approximately 330 employees at one plant are working under an expired contract. The timing of resolution is uncertain and a work stoppage at this location is possible. A work stoppage, if one should occur, could have a significant effect on the results of operations during the period of the event.

CRITICAL ACCOUNTING POLICIES

Many accounting entries require us to make estimates. These entries include asbestos-related liability, insurance assets, allowances for bad debts, inventory obsolescence and lower of cost or market charges, warranty, workers compensation, general liability and environmental claims. When preparing an entry that requires an estimate to be made, we determine what factors are most likely to affect the estimate. We gather information relevant to these factors from inside and outside the company. This information is evaluated and an estimate is made.

The following are the critical accounting policies that management believes could have a significant impact to the financial statements if the estimates and judgments used by management turn out to be incorrect. In addition, management has discussed the application of these critical accounting policies with our Audit Committee.

Asbestos-related Estimates –We record contingent liabilities, including asbestos-related liabilities, when a loss is probable and the amount of loss can be reasonably estimated. Prior to its Chapter 11 Filing, AWI estimated its probable asbestos-related personal injury liability based upon a variety of factors including historical settlement amounts, the incidence of past claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it and the status and results of broad-based settlement discussions. As of September 30, 2000, AWI had recorded a liability of $758.8 million for its asbestos-related personal injury liability that it determined was probable and estimable through 2006. Due to the increased uncertainty created as a result of the Filing, the only change made to the previously recorded liability through the third quarter of 2002 was to record October and November 2000 payments of $68.2 million against the accrual. The asbestos-related personal injury liability balance recorded at December 31, 2001 was $690.6 million, which was recorded in liabilities subject to compromise.

AWI filed an initial POR and disclosure statement with respect to the POR during the fourth quarter of 2002. In March 2003, AWI filed an amended POR and disclosure statement. Based upon the foregoing, the discussions AWI had with the different creditors’ committees and the hearings held before the Bankruptcy Court, management believed that it was reasonably likely that the asbestos-related personal injury liability would be satisfied substantially in the manner set forth in the POR. As a result, AWI concluded that it could reasonably estimate its probable liability for current and future asbestos-related personal injury claims. Accordingly, in the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase the liability in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). The recorded asbestos-related liability for personal injury claims of approximately $3.2 billion at December 31, 2003 and 2002, which was treated as a liability subject to compromise, represents the estimated amount of liability that is implied based upon the negotiated resolution reflected in the POR, the total consideration expected to be paid to the Asbestos PI Trust pursuant to the POR and a recovery value percentage for the allowed claims of the Asbestos PI Trust that is equal to the estimated recovery value percentage for the allowed non-asbestos unsecured claims. See “Asbestos-Related Litigation” for further discussion on the Asbestos PI Trust and the treatment of asbestos-related claims under the POR.

AWI is unable to predict when and if the POR will be confirmed and, if confirmed, when the POR will be implemented. See “Recent Developments and Next Steps in the Chapter 11 Process”. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded asbestos-related personal injury liability are possible and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and make changes to the recorded liability if and when it is appropriate.

Additionally, AWI has a recorded asset of $103.1 million as of December 31, 2003 representing estimated insurance recoveries related to its asbestos liability. Of the total recorded asset at December 31, 2003, approximately $14.0 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. Approximately $79 million of the $103.1 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the asbestos liability. During the second quarter of 2003, AWI reduced its previously recorded insurance asset for asbestos-related personal injury claims by $73 million reflecting management’s current assessment of probable insurance recoveries in light of an unfavorable ruling in an alternative dispute resolution procedure. See “Asbestos-Related Litigation” for further discussion.

The total amount of the estimated insurance recoveries asset recorded reflects the belief in the availability of insurance in this amount, based upon prior success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. In our opinion, such insurance is either available through settlement or probable of recovery through negotiation or litigation. Although AWI revised its recorded asbestos liability by $2.5 billion in the fourth quarter of 2002, no increase has been recorded in the estimated insurance recovery asset. While we believe that the process of pursuing disputed insurance coverage may result in additional settlement amounts beyond those recorded, there has been no increase in the recorded amounts due to the uncertainties remaining in the process. The estimate of probable recoveries may be revised depending on the developments in the matters discussed above as well as events that occur in AWI’s Chapter 11 Case.

U.S. Pension Credit and Postretirement Benefit Costs – We maintain pension and postretirement plans throughout the world, with the most significant plans located in the U.S. Our defined benefit pension and postretirement benefit costs are developed from actuarial valuations. These valuations are calculated using a number of assumptions. These assumptions are determined in accordance with generally accepted accounting principles (“GAAP”). Each assumption represents management’s best estimate of the future. The assumptions that have the most significant impact on reported results are the discount rate, the estimated long-term return on plan assets and the estimated inflation in health care costs. These assumptions are updated annually at the beginning of the year and applied in the valuations recorded for that year.

The discount rate is used to determine retirement liabilities and to determine the interest cost component of net periodic pension and postretirement cost. Our actuary provides the expected modified duration of the liabilities. Management determines the appropriate discount rate by referencing the yield on investment grade fixed-income securities of a similar duration (14 years) to that of the expected liabilities, as well as the yield for Moody’s AA-rated long-term corporate bonds. As of December 31, 2003, we assumed a discount rate of 6.00% compared with a discount rate of 6.50% as of December 31, 2002 for the U.S. plans. This decrease is consistent with the decline in U.S. corporate bond yields during the year. The effects of the decreased discount rate, which increases our liabilities, will be amortized against earnings as described below. A one-quarter percentage point decrease in the discount rate would reduce 2004 operating income by $0.8 million, while a one-quarter percentage point increase in the discount rate would increase 2004 operating income by $0.8 million.

Effective January 1, 2003, we updated the mortality table used in our U.S. pension and postretirement benefit cost calculations to reflect more current information. The new table (RP2000) is based upon actual 1990 to 1994 general population mortality rates, with improvements projected to 2003. The impact of this change was a $4.7 million reduction in 2003 operating income.

We have two U.S. defined benefit pension plans, a qualified funded plan and a nonqualified unfunded plan. For the funded plan, the expected long-term return on plan assets represents a long-term view of the future estimated investment return on plan assets. This percentage is determined based on allocation of plan assets among asset classes and input from investment professionals and academic sources on the expected performance of the equity and bond markets over approximately 10 to 20 years. Over the last 10 years, the annualized return on the fund was approximately 9.8% compared to an average expected return of 8.75%. The expected long-term return on plan assets used in determining our 2003 U.S. pension credit was 8.00%. The actual return on plan assets achieved for 2003 was 24.4%. In accordance with GAAP, this excess will be amortized into earnings as described below. We do not expect to be required to make cash contributions to the qualified funded plan during 2004. We have assumed a return on plan assets during 2004 of 8.00%. A one-quarter percentage point increase or decrease in this assumption would increase or decrease 2004 operating income by approximately $4.6 million. Contributions to the unfunded plan were $3.2 million in 2003 and are made on a monthly basis to fund benefit payments. We estimate the contributions to be approximately $3 million in 2004. See Note 18 of the Consolidated Financial Statements for more details.

The estimated inflation in health care costs represents a long-term view (approximately 5-10 years) of the expected inflation in our postretirement health care costs. We separately estimate expected health care cost increases for pre-65 retirees and post-65 retirees due to the influence of Medicare coverage at age 65, as illustrated below:

	Assumptions			Actual
	Post 65	Pre 65	Overall	Post 65	Pre 65	Overall
2002	13%	11%	12%	5%	11%	6%
2003	12	10	11	7	7	7
2004	11	9	10

In accordance with GAAP, the difference between the actual and expected health care costs is amortized into earnings as described below. The overall percentage of health care cost increases are estimated to decrease by 1 percentage point per year until 2008, after which it is constant at 6%. A one percentage point increase in the assumed health care cost trend rate would reduce 2004 operating income by $3.1 million, while a one percentage point decrease in the assumed health care cost trend rate would increase 2004 operating income by $3.0 million. See Note 18 of the Consolidated Financial Statements for more details.

Actual results that differ from the estimates made for a year are captured as actuarial gains/losses and are amortized into future earnings over the expected remaining service period of plan participants, which ranges from 12 to 15 years depending on the participants in the plan, in accordance with GAAP. Changes in assumptions could have significant effects on earnings in future years.

We recorded U.S. pension credits of $11.6 million, $39.2 million and $56.8 million in 2003, 2002 and 2001, respectively, reflecting the net overfunded status of our U.S. pension plans at year-end and the amortization into earnings as described above of the difference between our actual costs for each such year and certain prior years and the estimates used at the beginning of such years in the valuation of our costs. We recorded U.S. postretirement benefit costs of $36.8 million, $45.1 million and $26.2 million in 2003, 2002 and 2001, respectively.

Impairments of Tangible and Intangible Assets – We periodically review significant tangible and intangible assets, including goodwill, for impairment under the guidelines of the Financial Accounting Standards Board (“FASB”) Statement Nos. 142 – “Goodwill and Other Intangible Assets” and 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with these Statements, we review our businesses for indicators of impairment such as operating losses and/or negative cash flows. If an indication of impairment exists, we estimate the fair value and compare it to the carrying value of the asset. If the fair value is less than the carrying value of the asset, we record an impairment equal to the difference between the fair value and carrying value of the asset. The cash flow estimates are based on management’s analysis of information available at the time of the estimate. Actual cash flows lower than the estimate would lead to significant future impairments.

Subsequent to our initial FAS 142 transition charge, our assessments have indicated that goodwill and intangible assets have not been impaired. In the second quarter of 2002, we completed an assessment of goodwill and intangible assets and recorded a non-cash transitional impairment charge of $596.0 million ($593.8 million, net of tax) as of January 1, 2002. See Note 12 of the Consolidated Financial Statements for further information.

During 2003 and 2002, we recorded accelerated depreciation for fixed asset impairment charges of $39.9 million and $4.8 million, respectively, in cost of goods sold and SG&A throughout our business segments. In 2003, $23.0 million of these impairment charges primarily related to the announced closure of 4 plant locations. See Note 12 of the Consolidated Financial Statements for further discussion. In 2002, these impairments related primarily to idle property, plant and equipment.

During 2001, we recorded an impairment charge of $8.4 million in cost of goods sold within Textiles and Sports Flooring. The impairment was related to property, plant and equipment that produce certain products for which we anticipated lower demand.

Sales-related Accruals – We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. Generally, the terms of these warranties range up to 25 years and provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historical amount of claims, the products involved, the amount of time between the warranty claims and the products’ respective sales and the amount of current sales.

We also maintain numerous customer relationships that incorporate different sales incentive programs (primarily volume rebates and promotions). The rebates vary by customer and usually include tiered incentives based on the level of customers’ purchases. Certain promotional allowances are also tied to customer purchase volumes. We estimate the amount of expected annual sales during the course of the year and use the projected sales amount to estimate the cost of the incentive programs. For sales incentive programs that are on the same calendar basis as our fiscal calendar, actual sales information is used in the year-end accruals.

The amount of actual experience related to these accruals could differ significantly from the estimated amounts during the year. If this occurs, we adjust our accruals accordingly. We maintained sales-related accruals of $76.7 million and $72.6 million as of December 31, 2003 and 2002, respectively. We record the costs of these accruals as a reduction of gross sales.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106,” which increases disclosure requirements. Disclosure requirements for U.S. pension and other postretirement benefit plans have been adopted in this Form 10-K as required. Disclosure requirements for foreign plans and estimated present value of future benefit payments will be adopted in 2004 as required. As this standard only impacts disclosures, the adoption of this standard will not have a material impact on our consolidated results of operations or financial condition.

RESULTS OF OPERATIONS

Unless otherwise indicated, net sales in these results of operations are reported based upon the location where the sale was made.

2003 COMPARED TO 2002

CONSOLIDATED RESULTS

	(amounts in millions)		Favorable/(Unfavorable)
	2003	2002	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Net Sales:
Americas	$2,390.8	$2,368.1	1.0%	0.6%
Europe	786.3	732.9	7.3%	(8.8)%
Pacific	81.9	71.3	14.9%	7.5%

Total Consolidated Net Sales	$3,259.0	$3,172.3	2.7%	(1.7)%
Operating (Loss)	$(10.4)	$(2,337.3)	Favorable	Favorable
Operating Income, prior to charge for asbestos liability, net	$70.6	$162.7	(56.6%)	(57.2)%
Operating Income Margin, prior to charge for asbestos liability, net	2.2%	5.1%

(1)	Excludes favorable foreign exchange rate effect in translation of $142.5 million on net sales and $2.3 million on operating income.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Americas increased by 0.6%, primarily as a result of sales increases of laminate flooring, amendments to agreements with independent U.S. resilient flooring distributors (see Resilient Flooring below) and price increases implemented on certain products. Despite the volume gains from laminate flooring, overall unit volume of our products declined, primarily due to lower activity in the U.S. commercial construction markets and the residential floor covering market shift away from vinyl products (see “Overview – Factors Affecting Revenue”).

Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets declined by 8.8%, primarily as a result of the weak economic conditions in our primary selling markets and the loss of market share for some of our resilient products due to customer service and pricing issues. Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific area increased by $5.7 million, primarily as a result of stronger sales in Australia and China.

Cost of goods sold in 2003 was 79.7% of net sales, compared to 75.8% in 2002. The 3.9 percentage point increase was primarily due to approximately $58 million for increased raw material and energy costs, $33 million of expenses related to our 2003 cost reduction initiatives, wage and salary inflation and approximately $12 million from a decreased U.S. pension credit (see “Overview – Factors Affecting Operating Costs”).

SG&A expenses in 2003 were $603.1 million, or 18.5% of net sales compared to $624.9 million, or 19.7% of net sales in 2002. Excluding the translation effect of changes in foreign exchange rates, SG&A expenses in 2003 declined by approximately $60 million from 2002 SG&A expenses, primarily due to reductions in expenditures (principally in selling and advertising expenses and partially as a result of the 2002 and 2003 cost reduction initiatives) and by approximately $22 million of lower incentive compensation costs, partially offset by approximately $16 million from a reduced U.S. pension credit and by approximately $12 million of expenses related to our 2003 cost reduction initiatives.

During 2003, we reduced our previously recorded insurance asset for asbestos-related personal injury claims by $73 million, reflecting management’s current assessment of probable insurance recoveries based upon an unfavorable ruling in an alternative dispute resolution procedure. We also recorded an $8 million charge to reflect an agreement to settle claims from the Center for Claims Resolution and a surety bond insurance company. During 2002, we recorded a $2.5 billion charge to increase our estimate of probable asbestos-related liability. All amounts are reflected as a charge to asbestos liability, net. See “Asbestos-Related Litigation” in this section for additional information.

We recorded net restructuring charges of $8.6 million in 2003, which included $10.4 million for severance and other benefits for approximately 470 employees and a $1.8 million reversal of previous restructuring charges for certain severance and lease obligation accruals that were no longer necessary. In 2002, we recorded net restructuring costs of $1.9 million, which included $2.7 million for severance benefits for approximately 130 employees and a $0.8 million reversal of previous restructuring charges for certain severance accruals that were no longer necessary. These restructuring efforts and their expenses are part of the cost reduction initiatives undertaken during 2003 and 2002 (see “Overview – Factors Affecting Operating Costs”), which are expected to provide incremental cost savings in 2004 of approximately $30 million.

We incurred an operating loss of $10.4 million in 2003, compared to an operating loss of $2,337.3 million in 2002. Operating income prior to the asbestos-related charges for 2003 and 2002 was $70.6 million and $162.7 million, respectively.

Interest expense was $10.3 million in 2003, compared to $13.8 million in 2002. The decrease in interest expense is due to lower fees on the reduced DIP facility, lower interest rate differentials on foreign exchange hedging instruments and lower average outstanding debt amounts at our non-Chapter 11 subsidiaries. In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $95.1 million in 2003 and $99.9 million in 2002.

Other non-operating expense of $15.7 million in 2003 was $7.5 million higher than the $8.2 million expense recorded in 2002. The increase was due to $9.6 million of expenses for impairing several notes receivable related to certain previous divestitures and $2.3 million of additional foreign currency transaction losses, while in 2002 a $5.3 million charge for environmental expense related to a divested business was incurred.

Other non-operating income in 2003 was $4.8 million compared to $6.0 million in 2002. The reduction was due to lower interest rate returns on invested cash and lower foreign currency transaction gains, partially offset by interest income received from asbestos-related insurance proceeds received in the fourth quarter.

Chapter 11 reorganization costs, net in 2003 were $9.4 million, which was $14.1 million less than the $23.5 million amount recorded in 2002. The decrease is primarily due to a $12.1 million reduction to liabilities subject to compromise for the write down of a zero coupon note due to an agreement with the holder of the note that reduced the allowed amount of the note.

The effective tax rate benefit for 2003 was 4.2% versus 34.8% for 2002. The decreased tax benefit was primarily due to the impact of permanent differences (primarily Chapter 11 reorganization costs) on the significantly smaller amount of pre-tax loss in 2003, and higher overall foreign tax rates caused by increased valuation allowances for foreign losses generated during 2003.

A net loss of $39.3 million was recorded for 2003, compared to a net loss of $2,142.8 million for 2002.

REPORTABLE SEGMENT RESULTS

Resilient Flooring

	(amounts in millions)		Favorable/(Unfavorable)
	2003	2002	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Net Sales:
Americas	$935.1	$914.8	2.2%	1.6%
Europe	206.4	204.3	1.0%	(13.9)%
Pacific	40.0	33.2	20.5%	9.9%

Total Segment Net Sales	$1,181.5	$1,152.3	2.5%	(1.2)%
Operating Income	$55.9	$64.5	(13.3)%	(13.5)%
Operating Income Margin	4.7%	5.6%

(1)	Excludes favorable foreign exchange rate effect in translation of $43.9 million on net sales and $0.1 million on operating income.

Net sales in the Americas increased primarily due to the effects of amendments to agreements with independent U.S. distributors, made in the fourth quarter of 2002, related to sales of certain products to large home centers. Sales are recorded under these agreements when the products are shipped from the distributor’s location to the home center. Approximately $19.2 million of revenue was recorded in 2003 for products shipped to these distributors during the fourth quarter of 2002, under the amended terms. Sales of our vinyl products to the residential market decreased by approximately 10%, primarily from the residential floor covering market shift away from vinyl products (see “Overview – Factors Affecting Revenues”) and from increased imports of competitive product from low cost producers. Sales of our vinyl products to the commercial market increased by approximately 3%, primarily due to a July price increase on certain vinyl sheet products, new product introductions and from sales of higher priced tile products. Laminate sales increased by approximately 37%, primarily from the strong laminate product category growth in the floor covering market.

Excluding the translation effect of changes in foreign exchange rates, net sales in Europe decreased by approximately 14%. Significant market weakness in certain key countries, principally Germany, and loss of market share in some countries due to customer service issues and a reluctance to be price competitive accounted for the decrease. Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific area increased by $3.6 million, primarily from strong sales in Australia.

Operating income in 2003 declined from 2002, with lower sales volumes in the higher margin vinyl products and in the Western European markets, increased costs to purchase PVC, wage and salary inflation increases and certain European manufacturing inefficiencies being the primary contributors to the decrease. Additionally, charges for the cost reduction initiatives (see “Overview – Factors Affecting Operating Costs”) accounted for approximately $11 million of the decrease. Partially offsetting the negative effects of these items were operating income gains from the increase in laminate sales, the effects of the amendments to agreements with independent U.S. distributors discussed above, and significant reductions in SG&A costs in the U.S. and in Europe, which resulted from restructuring and cost reduction initiatives implemented in 2002 and 2003, and reduced spending on advertising.

Wood Flooring

	(amounts in millions)		Favorable/ (Unfavorable)
	2003	2002
Total Segment Net Sales(1)	$738.6	$719.3	2.7%
Operating (Loss) / Income	$(4.0)	$53.0	Unfavorable
Operating (Loss) / Income Margin	(0.5)%	7.4%

(1)	Virtually all Wood Flooring products are sold in the Americas, primarily in the U.S.

Net sales in 2003 increased by $19.3 million. Units sold declined by approximately 3%, with unfinished solid floors declining by approximately 60% as we elected to limit our output of this product and engineered floors declining by 2% due to certain quality issues experienced primarily early in 2003 and an increase of imports from low cost competitors. Units sold of pre-finished solid floors increased by approximately 8%, primarily from the strong U.S. new home construction market. Net sales were also positively impacted by the price increases implemented on the solid floor products (see “Overview – Factors Affecting Revenues”).

Operating results declined by $57.0 million. The increased cost for acquiring lumber, the expenses for implementing the cost reduction initiatives (see “Overview – Factors Affecting Operating Expenses”) and improving quality, and other increases in manufacturing expenses were the primary reasons for the decline. Partially offsetting these increased expenses were gains from the selling price increases and reduced expenditures in SG&A, the latter partially as an effect of the cost reduction initiatives.

Textiles and Sports Flooring (“TSF”)

	(amounts in millions)		Favorable/(Unfavorable)
	2003	2002	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Total Segment Net Sales	$271.9	$247.2	10.0%	(8.4)%
Operating (Loss)	$(9.8)	$(4.7)	Unfavorable	Unfavorable
Operating (Loss) Margin	(3.6)%	(1.9)%

(1)	Excludes favorable foreign exchange rate effect in translation of $49.8 million on net sales and $1.1 million on operating income.

Excluding the translation effect of changes in foreign exchange rates, net sales decreased by approximately 8%, primarily from volume declines in our carpet products, due to weak economic conditions in our primary selling markets, and price concessions that were required to meet competitive pressures. Net sales of our sports flooring products increased by approximately 3%.

An operating loss in 2003 exceeded the loss in 2002, primarily due to reduced net sales (excluding the favorable translation effect of foreign exchange rates) and the expenses related to the cost reduction initiatives (see “Overview – Factors Affecting Operating Costs”). Partially offsetting these factors were reduced manufacturing expenses and lower SG&A expenditures.

Building Products

	(amounts in millions)		Favorable/(Unfavorable)
	2003	2002	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Net Sales:
Americas	$515.6	$511.8	0.7%	0.0%
Europe	304.7	276.7	10.1%	(4.9)%
Pacific	41.9	38.1	10.0%	5.3%

Total Segment Net Sales	$862.2	$826.6	4.3%	(1.5)%
Operating Income	$95.2	$96.5	(1.4)%	(5.4)%
Operating Income Margin	11.0%	11.7%

(1)	Excludes favorable foreign exchange rate effect in translation of $48.9 million on net sales and $4.1 million on operating income.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Americas were virtually unchanged from 2002 levels. Unit volume to the U.S. Commercial markets declined by approximately 3%, primarily due to market conditions (see “Overview – Factors Affecting Revenues”). Offsetting the impact from the lower volume were price increases implemented in July 2003 on most commercial products. Net sales also benefited from price increases to the large home centers in the U.S. Residential markets.

Excluding the translation effect of changes in foreign exchange rates, net sales in Europe declined by approximately 5% from 2002. Net sales of mineral fiber products declined by approximately 4%. Units sold of these products, which constitute the majority of our European sales, were virtually unchanged. However, the volume of mineral fiber product sold to Western European countries declined by approximately 7%, primarily due to lower commercial market activity, while volume sold to the emerging markets of Eastern Europe (primarily Russia) increased by approximately 14% due to construction growth in these markets. Products sold to the emerging markets tend to have lower margin than products sold in Western Europe. Excluding the translation effect of changes in foreign exchange rates, net sales of metal ceilings declined by approximately 12%, primarily from weak market conditions in Switzerland and some loss of market share in Asia.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific area increased by $2.1 million due to strong activity in Australia and growth in the China market.

Excluding the translation effect of changes in foreign exchange rates, operating income declined by $5.4 million, as lower sales volume, increased energy costs, wage and salary inflation, price concessions in Europe and expenses for cost reduction initiatives (see “Overview – Factors Affecting Operating Costs”) were only partially offset by the positive effects of the price increases in the U.S. and manufacturing cost improvements.

Cabinets

	(amounts in millions)		(Unfavorable)
	2003	2002
Total Segment Net Sales(1)	$204.8	$226.9	(9.7)%
Operating (Loss)	$(11.1)	$(3.9)	Unfavorable
Operating (Loss) Margin	(5.4)%	(1.7)%

(1)	All Cabinet products are sold in the Americas, primarily in the U.S.

Net sales in 2003 declined from 2002, primarily due to customer service issues. Starting in the second half of 2002, we were unable to complete on time certain customers’ orders due to shortages in sourced cabinet components. Consequently, we lost sales opportunities in 2003, as the customers decided to source their cabinets from other suppliers. During 2003, steps were taken to correct these inefficiencies, and incremental improvements were realized throughout the year. The reductions in volume were partially offset by a shift in customer preference to our higher priced plywood product and from the September 2003 price increase (see “Overview – Factors Affecting Revenues”).

Operating results declined by $7.2 million from 2002 to 2003. Included in the 2002 operating loss of $3.9 million was $6.8 million of charges for inventory write-downs. Excluding the 2002 write-downs, operating results declined by $14.0 million from 2002 to 2003, primarily due to the effects of the lower net sales. Partially offsetting the decline were lower selling expenses.

All Other

The All Other segment contributed operating income of $0.3 million and $2.1 million for 2003 and 2002, respectively, reflecting the equity in earnings from the investment in Interface Solutions, Inc. Approximately $1 million of the decline was due to an adjustment to the equity in earnings for prior years.

Unallocated Corporate Expense

Unallocated corporate expense of $136.9 million in 2003 decreased from $2,544.8 million in 2002. This decrease was primarily due to non-cash asbestos-related charges, with 2003 including $81.0 million and 2002 including $2.5 billion (see “Overview – Asbestos-Related Charges” and “Note 32. Litigation and Other Matters, Asbestos”). Excluding these charges, unallocated corporate expense increased in 2003 by $11.1 million, primarily from our U.S. pension credit decreasing by approximately $28 million (see “Overview – Factors Affecting Operating Costs”), by approximately $4 million to increase a medical liability accrual, severances related to the cost reduction initiatives (see “Overview – Factors Affecting Operating Costs”) and by a $2.5 million charge for certain environmental liabilities (see “Note 32. Litigation and Other Matters, Environmental Liabilities”), partially offset by reductions in employee incentive compensation accruals, reduced expenditures in our corporate staff departments and gains in the value of insurance policies related to deferred compensation plans.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

As shown on the Consolidated Statements of Cash Flows, our cash and cash equivalents balance increased by $104.3 million in 2003, compared to a $102.6 million increase in 2002. Versus 2002, the decline in net cash provided by operating activities in 2003 compared to 2002 was more than offset by less net cash used for investing and financing activities.

Operating activities in 2003 generated $165.8 million of net cash, $57.7 million less than 2002. Cash generated from net earnings, after adjusting for non-cash charges, restructuring and reorganization activities declined by $68.3 million, primarily from the increased operating costs discussed above. Reductions in the amount of net operating assets and liabilities, primarily receivables, inventories and payables were greater than the reductions achieved in 2002 by $10.6 million.

Net cash used for investing activities was $57.2 million in 2003, compared to $104.1 million in 2002, with the decrease due to reduced PP&E and computer software purchases. In consideration of both market conditions and cost reduction initiatives, we elected to defer or stop certain investments, resulting in approximately $47 million less spending in 2003 than in 2002. We believe the decision to reduce our investing activities has not, and will not, negatively impact our business. We anticipate using more cash for investing activities in 2004 than was used in 2003, but less than the amounts used in 2002 or recent prior years.

Net cash used for financing activities was $14.1 million in 2003, compared to $23.8 million in 2002, with the decrease due primarily to lower short-term debt payment requirements in 2003 than in 2002.

Balance Sheet and Liquidity

Changes in significant balance sheet accounts and groups of accounts from December 31, 2002 to December 31, 2003 are as follows:

(amounts in millions)	As of December 31,
	2003	2002	Increase
Cash and cash equivalents	$484.3	$380.0	$104.3
Current assets	$1,358.8	$1,255.9	$102.9

The increase in cash and cash equivalents was described above (see “Cash Flow”). The increase in current assets was primarily due to the increase in cash and cash equivalents, as moderate changes in receivable and inventory balances offset each other.

(amounts in millions)	As of December 31,
	2003	2002	(Decrease)
Property, plant and equipment, less accumulated depreciation and amortization (“PP&E”)	$1,267.3	$1,303.7	$(36.4)

The decrease in PP&E was due to lower investments in 2003 and increased depreciation from closure of certain facilities as part of cost reduction initiatives (see “Overview – Factors Affecting Operating Costs”), partially offset by the impact of translating foreign locations’ balances at weaker U.S. dollar exchange rates.

(amounts in millions)	As of December 31,
	2003	2002	(Decrease)
Short-term debt and current installments of long-term debt	$12.1	$19.0	$(6.9)
Long-term debt	$39.4	$39.9	$(0.5)

The table above represents debt owed by subsidiaries that are not participating in the Chapter 11 Case. All other outstanding prepetition long-term debt is owed by entities that filed for Chapter 11 protection, and therefore has been classified as liabilities subject to compromise at December 31, 2003 and 2002.

DIP Facility

AWI has a $75 million debtor-in-possession credit facility that currently is limited to issuances of letters of credit. This facility was scheduled to mature on December 8, 2003, but the maturity date was extended to December 8, 2004 with approval of the Bankruptcy Court, granted on September 29, 2003. Obligations to reimburse drawings under the letters of credit constitute a super-priority administrative expense claim in the Chapter 11 Case. There were no outstanding borrowings under the DIP Credit Facility as of December 31, 2003 or 2002 but, as of December 31, 2003 and 2002, AWI had approximately $22.8 million and $28.7 million, respectively, in letters of credit outstanding that were issued pursuant to the DIP Credit Facility. The DIP Credit Facility also contains several covenants including, among other things, limits on asset sales and capital expenditures and a required ratio of debt to cash flow. We are in compliance with all of the DIP Facility covenants. The covenants have not impaired our operating ability. In connection with implementation of the POR, we expect to replace this facility with a new facility that would provide reorganized Armstrong with greater borrowing capacity and which will have debt covenants yet to be defined. In the event the POR has not been implemented by December 8, 2004, we will pursue a third extension of the facility.

Liquidity

Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal needs, if required. For certain international operations, we had lines of credit of $45.9 million at December 31, 2003, of which $9.6 million was used and $36.3 million was available. However, these lines of credit are uncommitted, and poor operating results or credit concerns at the related foreign subsidiaries could result in the lines being withdrawn by the lenders. One credit provider has indicated they wish us to seek alternative financing for a credit line equivalent to approximately $6 million by the fourth quarter of 2004. The credit line is not in violation of any covenants. We believe that we will be able to obtain replacement financing. Additionally, we have letter of credit issuance capabilities under the DIP facility (described above). We believe that cash on hand and generated from operations, together with lines of credit and the DIP facility, will be adequate to address our foreseeable liquidity needs in the normal course of business operations and for scheduled non-filer debt obligations. Cash and liquidity needs will change significantly at the time of emergence, the timing of which remains uncertain. AWI’s POR provides a plan to meet these requirements (see “Note 1 – Business and Chapter 11 Reorganization, Consideration to be Distributed Under the POR”).

2002 COMPARED WITH 2001

CONSOLIDATED RESULTS

The following discussions of consolidated results are on a continuing operations basis.

	(amounts in millions)		Favorable/(Unfavorable)
	2002	2001	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Net Sales:
Americas	$2,368.1	$2,324.0	1.9%	2.0%
Europe	732.9	743.6	(1.4)%	(5.9)%
Pacific	71.3	71.1	0.3%	(1.5)%

Total Consolidated Net Sales	$3,172.3	$3,138.7	1.1%	(0.0)%
Operating (Loss) / Income	$(2,337.3)	$140.1	Unfavorable	Unfavorable
Operating Income, prior to charge for asbestos liability, net and goodwill amortization	$162.7	$184.9	(12.0)%	(12.0)%
Operating Income Margin, prior to charge for asbestos liability, net and goodwill amortization	5.1%	5.9%

(1)	Excludes foreign exchange rate effect in translation of $35.1 million on net sales and $(0.1) million on operating income.

Net sales in 2002 increased in the Americas due to increased sales by the Wood Flooring segment. Excluding the translation effect of changes in foreign exchange rates, net sales in Europe decreased by approximately 6%, with declines experienced in Resilient Flooring and Textiles and Sports Flooring partially offset by increases in Building Products sales. Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Area decreased by $1.1 million. (See Reportable Segment Results for further discussion.)

Cost of goods sold in 2002 was 75.8% of net sales, compared to cost of goods sold of 75.3% of net sales in 2001. The half percentage point increase was primarily due to higher manufacturing and medical costs and a $9.6 million decreased U.S. pension credit, which were partially offset by lower raw material and energy costs. Also, costs of goods sold in 2002 included $16.5 million of fixed asset impairment charges and inventory adjustments throughout the business segments and in 2001 included $10.5 million of fixed asset impairments and inventory write-downs within the Textiles and Sports Flooring segment.

SG&A expenses in 2002 were $624.9 million, or 19.7% of net sales compared to $596.6 million, or 19.0% of net sales in 2001. The increase was primarily due to a $8.0 million decreased U.S. pension credit, $6.4 million of non-restructuring severance costs, higher medical costs, $2.9 million of additional research and development expense and increased management incentive compensation costs, partially offset by decreased advertising expense.

During 2002, we recorded a non-cash asbestos charge of $2.5 billion to increase our estimate of probable asbestos-related liability. During 2001, we recorded non-cash charges of $22.0 million related to a revision of management’s estimate of probable asbestos-related insurance asset recoveries. See Note 32 of the Consolidated Financial Statements for further discussion.

We recorded net restructuring costs of $1.9 million in 2002, which included $2.7 million for severance benefits for approximately 130 employees and a $0.8 million reversal of previous restructuring charges for certain severance accruals that were no longer necessary. These restructuring efforts are expected to result in $5.5 million of annual cost savings. In 2001, we recorded net restructuring costs of $9.0 million, which included $11.8 million for severance payments and pension benefits for approximately 75 employees, including the former Chief Operating Officer of AHI, and a $1.7 million reversal of previous restructuring charges for certain severance accruals that were no longer necessary as certain individuals remained employed by Armstrong. We also reversed $1.1 million related to a formerly occupied building, due to a revised estimate of the building’s future costs.

In accordance with FAS 142, which was effective January 1, 2002, goodwill is no longer amortized. As such, 2002 includes no goodwill amortization, which compares to $22.8 million of goodwill amortization in 2001.

An operating loss in 2002 was $2,337.3 million compared to operating income of $140.1 million in 2001 (see Reportable Segment Results for further discussion). Operating income prior to the charge for asbestos reserves for 2002 was $162.7 million. Operating income prior to goodwill amortization and the asbestos-related insurance asset recovery charge for 2001 was $184.9 million.

Interest expense of $13.8 million in 2002 was higher than interest expense of $13.1 million in 2001, due to higher average outstanding borrowings among our non-Chapter 11 subsidiaries. In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $99.9 million in 2002 and $100.2 million in 2001.

Other non-operating expense of $8.2 million in 2002 was lower than other non-operating expense of $11.8 million in 2001. The reduction was due to $3.5 million of less foreign currency transaction losses than in 2002, a loss of $3.2 million in 2001 resulting from the impairment of certain equity investments, and a $2.0 million impairment charge in 2001 of a note receivable related to a previous divestiture, which were offset by a $5.3 million charge in 2002 for environmental expense related to a divested business.

Other non-operating income of $6.0 million in 2002 was lower than other non-operating income of $13.0 million in 2001. The reduction was due to a gain recorded in 2001 of $3.5 million resulting from the demutualization of an insurance company (Prudential Insurance Co.), with whom we have company-owned life insurance policies, and $3.6 million of less foreign currency transaction gains in 2002 versus 2001.

We recorded $23.5 million of Chapter 11 reorganization costs, net in 2002, compared to $12.5 million in 2001. See Note 1 of the Consolidated Financial Statements.

The 2002 effective tax rate benefit from continuing operations was 34.8% compared with an effective tax rate of 36.7% for 2001. The reduction in the effective rate benefit was due to an increase in permanent book/tax differences in 2002, partially offset by a favorable change in reserves for audit settlements. The 2002 cumulative effect of a change in accounting principle of $593.8 million (net of $2.2 million tax) was due to a non-cash transitional impairment charge in accordance with FAS 142 as discussed in Note 12 of the Consolidated Financial Statements.

A net loss of $2,142.8 million was recorded for 2002, compared to net earnings $92.8 million in 2001.

REPORTABLE SEGMENT RESULTS

Resilient Flooring

	(amounts in millions)		Favorable/(Unfavorable)
	2002	2001	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Net Sales:
Americas	$914.8	$918.9	(0.4)%	(0.4)%
Europe	204.3	214.4	(4.7)%	(8.6)%
Pacific	33.2	30.9	7.4%	4.4%

Total Segment Net Sales	$1,152.3	$1,164.2	(1.0)%	(1.8)%
Operating Income	$64.5	$70.8	(8.9)%	(8.3)%
Operating Income Margin	5.6%	6.1%

(1)	Excludes favorable foreign exchange rate effect in translation of $9.4 million on net sales and $0.5 million on operating income.

Net sales in the Americas decreased by 0.4% primarily due to the effects of amendments to distribution agreements described below and reductions in price, partially offset by increases in volume in the independent retailer channel. Excluding the translation effect of changes in foreign exchange rates, net sales in Europe decreased by approximately 9%, primarily due to weak European markets, particularly Germany. Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific area increased by $1.4 million.

Operating income of $64.5 million in 2002 declined from $70.8 million in 2001, primarily due to the effects of amendments to distribution agreements described below and fixed asset impairment charges of $2.7 million, which was partially offset by $3.1 million of lower cost from changes in certain employee benefits. Operating income in 2001 included $2.4 million of goodwill amortization, $2.8 million of income from the reversal of previously accrued potential preference claims that have been resolved and $2.8 million of environmental and building demolition expenses at one manufacturing facility.

During the fourth quarter of 2002, we amended the agreements with our independent U.S. distributors related to sales of certain products to large home center retailers. Sales are recorded under these agreements when the products are shipped from the distributor’s location to these retailers. Approximately $19.2 million of revenue, the equivalent of approximately 1.6% of Resilient Flooring net sales in 2002, and $7.4 million of operating income were recorded in 2003 for products shipped to these distributors during the fourth quarter of 2002.

Wood Flooring

	(amounts in millions)
	2002	2001	Favorable
Total Segment Net Sales(1)	$719.3	$655.3	9.8%
Operating Income	$53.0	$0.9	Favorable
Operating Income Margin	7.4%	0.1%

(1)	Virtually all Wood Flooring products are sold in the Americas, primarily in the U.S.

Wood Flooring net sales in 2002 increased by approximately 10% from net sales in 2001, primarily due to increased volume, the impact of more effective promotional campaigns, and improved product mix in both the independent wholesaler channel and with large home center retailers.

Operating income was $53.0 million in 2002, compared to $0.9 million in 2001. Excluding $19.8 million of goodwill amortization expense recorded in 2001, operating income in 2001 would have been $20.7 million. The increase in operating income was driven by higher net sales, improved production efficiencies, lower lumber costs, lower selling expense, and a change in vacation policy resulting in a $1.9 million benefit, which were partially offset by $2.5 million of costs related to exiting a product line, and increased medical costs. Operating income in 2001 also included $4.1 million of employee severance costs related to restructuring efforts.

Textiles and Sports Flooring

	(amounts in millions)		(Unfavorable)
	2002	2001	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Total Segment Net Sales	$247.2	$262.9	(6.0)%	(10.2)%
Operating (Loss)	$(4.7)	$(0.7)	Unfavorable	Unfavorable
Operating (Loss) Margin	(1.9)%	(0.3)%

(1)	Excludes favorable foreign exchange rate effect in translation of $12.5 million on net sales and $0.5 million on operating loss.

Excluding the translation effect of changes in foreign exchange rates, net sales decreased by approximately 10% due to the weak European market, particularly in Germany. An operating loss of $4.7 million in 2002 was incurred, compared to an operating loss of $0.7 million in 2001. The increased loss was primarily due to the unfavorable impact of lower net sales and a $1.5 million product warranty claims provision. 2002 included restructuring reversals of $0.3 million, compared to restructuring charges of $1.2 million in 2001. Additionally, 2001 included a fixed asset impairment charge of $8.4 million and a $2.1 million inventory write-down.

Building Products

	(amounts in millions)		Favorable/(Unfavorable)
	2002	2001	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Net Sales:
Americas	$511.8	$528.4	(3.1)%	(3.1)%
Europe	276.7	262.4	5.5%	0.4%
Pacific	38.1	40.2	(5.2)%	(6.2)%

Total Segment Net Sales	$826.6	$831.0	(0.5)%	(2.1)%
Operating Income	$96.5	$92.4	4.4%	3.3%
Operating Income Margin	11.7%	11.1%

(1)	Excludes favorable foreign exchange rate effect in translation of $13.3 million on net sales and $1.0 million on operating income.

Excluding the translation effect of changes in foreign exchange rates, net sales decreased by approximately 2%, primarily due to lower volume in the U.S. commercial market. Operating income increased by $4.1 million to $96.5 million in 2002, primarily due to lower energy costs and lower selling expenses.

Cabinets

	(amounts in millions)
	2002	2001	Favorable/ (Unfavorable)
Total Segment Net Sales(1)	$226.9	$225.3	0.7%
Operating (Loss) Income	$(3.9)	$15.2	Unfavorable
Operating (Loss) / Income Margin	(1.7)%	6.8%

(1)	All Cabinet products are sold in the Americas, primarily in the U.S.

Net sales in 2002 increased from net sales in 2001, due primarily to increased volume. An operating loss of $3.9 million in 2002 compared to operating income of $15.2 million in 2001. This decline resulted primarily from approximately $11 million of increased manufacturing costs for material, labor and supply chain inefficiencies, and approximately $7 million in charges for inventory write-downs.

All Other

The All Other segment contributed operating income of $2.1 million and $0.3 million for 2002 and 2001, respectively, reflecting the equity earnings from the investment in Interface Solutions, Inc.

Unallocated Corporate Expense

Unallocated corporate expense of $2,544.8 million in 2002 increased from $38.8 million in 2001, primarily due to a $2.5 billion non-cash asbestos charge, $17.6 million decreased U.S. pension credit, increased professional and advertising expenses, and increased management incentive compensation costs.

FINANCIAL CONDITION AND LIQUIDITY

As shown on the Consolidated Statements of Cash Flows, net cash provided by operating activities for the year ended December 31, 2002, was $223.5 million compared with $272.1 million in 2001. The decrease was primarily due to an increase in income taxes paid and lower asbestos insurance asset recoveries.

Net cash used for investing activities was $104.1 million for the year ended December 31, 2002, compared with $113.9 million in 2001. The decrease was primarily due to $5.6 million spent in 2001 to purchase some of the remaining minority equity interest of majority owned entities consolidated within the Resilient Flooring segment.

Net cash used for financing activities was $23.8 million for the year ended December 31, 2002, compared with $37.9 million in 2001. The decrease was primarily due to lower payments of long-term debt.

ACQUISITIONS AND DISPOSITIONS

Discontinued Operations

In February 2001, we determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001 entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. Based on these events, the segment was classified as a discontinued operation starting with the fourth quarter of 2000. On June 12, 2001, negotiations with this investor were terminated. During the third quarter of 2001, we terminated our plans to permanently exit this segment. This decision was based on the difficulty encountered in selling the business and a new review of the business, industry and overall economy conducted by new senior management. Accordingly, this segment is no longer classified as a discontinued operation and amounts have been reclassified into operations as required by Emerging Issues Task Force (“EITF”) Issue No. 90-16 – “Accounting for Discontinued Operations Subsequently Retained”. All previous periods have been reclassified to conform to the current presentation.

See Note 6 of the Consolidated Financial Statements for further discussion of discontinued operations.

Other Divestitures

In July 2000, we sold our Installation Products Group to subsidiaries of the German company Ardex GmbH. During February 2003, we reached a settlement with Ardex on several open issues related to the sale and the ongoing supply agreement between Ardex and Armstrong. The settlement allowed for the payment of a pre-petition liability to Ardex with a discount, adjusted the pricing for our adhesives purchases, eliminated a minimum purchase requirement and resolved environmental remediation disputes. Under the settlement, Ardex filed a proof of claim related to environmental remediation in AWI’s Chapter 11 Case, which has been treated as an allowed unsecured claim. This claim resulted in a fourth quarter 2002 charge of $5.3 million, which was recorded in other non-operating expense.

Acquisitions

During 2001, we spent $5.6 million to purchase some of the remaining minority interest of already-consolidated entities within the Resilient Flooring segment. Approximately $5.0 million of the purchase price was allocated to goodwill.

On May 18, 2000, we acquired privately-held Switzerland-based Gema Holding AG (“Gema”), a manufacturer and installer of metal ceilings, for $6 million plus certain contingent consideration not to exceed $25.5 million, based on results over the three year period ending December 31, 2002. In accordance with the purchase agreement, the former owners of Gema were advised that the contingent consideration was $2.0 million. The former owners did not accept such calculation. Therefore, as permitted by the agreement, the contingent consideration calculation will be reviewed by a third party.

The Gema acquisition was recorded under the purchase method of accounting. The purchase price was allocated to the assets acquired and the liabilities assumed based on the estimated fair market value at the date of acquisition. The fair market value of tangible and identifiable intangible net assets acquired exceeded the purchase price by $24.2 million and this amount was recorded as a reduction of the fair value of property, plant and equipment. Contingent consideration of $2.0 million was accounted for as additional purchase price in the third quarter of 2003, with a corresponding amount recorded in accounts payable.

CONTRACTUAL OBLIGATIONS

As part of our normal operations, we enter into numerous contractual obligations that require specific payments during the term of the various agreements. The following table includes amounts ongoing under contractual obligations existing as of December 31, 2003. Only known payments that are dependent solely on the passage of time are included. Obligations under contracts that contain minimum payment amounts are shown at the minimum payment amount. Contracts that have variable payment structures without minimum payments are excluded. Purchase orders that are entered into in the normal course of business are also excluded because they are generally cancelable and not legally binding. Amounts are presented below based upon the currently scheduled payment terms. Actual future payments may differ from the amounts presented below due to changes in payment terms or events leading to payments in addition to the minimum contractual amounts.

(amounts in millions)	2004	2005	2006	2007	2008	Thereafter	Total
Long-Term Debt (1)	$8.2	$8.6	$6.7	$2.5	$2.1	$19.5	$47.6
Capital Lease Obligations (2)	1.2	1.6	1.0	0.7	0.3	0.1	4.9
Operating Lease Obligations (2)	15.7	12.0	9.4	5.8	4.1	10.9	57.9
Unconditional Purchase Obligations (3)(4)	9.8	6.3	2.9	0.8	0.2	0.3	20.3
Other Long-Term Obligations (5)	6.0	0.2	0.2	0.1	0.1	—	6.6

Total Contractual Obligations	40.9	28.7	20.2	9.9	6.8	30.8	$137.3

(1)	Payments for long-term debt obligations exclude debt subject to compromise.

(2)	Capital and operating lease obligations include the minimum lease payments due under existing lease agreements with noncancelable lease terms in excess of one year. We have issued financial guarantees to assure payment on behalf of our subsidiaries in the event of default on various debt and lease obligations in the table above. We have not issued any guarantees on behalf of joint-venture or unrelated businesses.

(3)	Unconditional purchase obligations include (a) purchase contracts whereby we must make guaranteed minimum payments of a specified amount regardless of how little material is actually purchased (“take or pay” contracts) and (b) service agreements.

(4)	Unconditional purchase obligations exclude contracts entered into during the normal course of business that are non-cancelable and have fixed per unit fees, but where the monthly commitment varies based upon usage. Cellular phone contracts are an example.

(5)	Other long-term obligations include payments under employee service and severance agreements as well as retainer payments to advisors within the Chapter 11 Case.

As of December 31, 2003, we maintained agreements with the lending institutions of two of our distributors. Under these agreements, if a distributor were to default on its borrowings and the lender foreclosed on the assets, the bank could return a large part of any of our products still at the distributor (subject to certain quality and roll size minimums) for a refund of original cost. One agreement expired February 2004 and the remaining agreement will expire in September 2004. At December 31, 2003, the amount of inventory held at the remaining distributor was approximately $3.8 million. No claim has been made under any of these agreements and we do not anticipate any such claims in the future. As such, no liability has been recorded for these agreements.

We are party to supply agreements, some of which require the purchase of inventory remaining at the supplier upon termination of the agreement. The last such agreement will expire on October 31, 2005. Had these agreements terminated at December 31, 2003, Armstrong would have been obligated to purchase approximately $7.4 million of inventory. Historically, due to production planning, we have not had to purchase material amounts of product at the end of similar contracts. Accordingly, no liability has been recorded for these guarantees.

As part of our executive compensation plan, certain current and former executives participate in a split-dollar insurance program where we are responsible for remitting the premiums. Since 1998, the program was closed to new participants. As of December 31, 2003, we carried a cash surrender value asset of $6.0 million related to this program. Should we discontinue making premium payments, the insured executives have the right to the entire policy cash surrender value. In light of the Sarbanes-Oxley Act, we believe it is inappropriate to make the premium payments for three of the executives participating in this plan. As a result, beginning in 2003, we have required these three individuals to make the premium payments to continue the policy.

We utilize other commercial commitments in order to ensure that adequate funds are available to meet operating requirements. Letters of credit are issued to third party suppliers, insurance and financial institutions and can only be drawn upon in the event of our failure to pay our obligations to the beneficiary. This table summarizes the commitments we have available for use. Letters of credit are currently arranged through AWI’s DIP Facility, lead managed by JP Morgan Chase. Certain letters of credit arranged with Wachovia Bank prior to the Filing were renewed at their scheduled expiration date.

Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 – 3 Years	4 – 5 Years	Over 5 Years
Letters of Credit	$62.6	$62.0	$0.6	—	—

In addition, we have lines of credit for certain international operations totaling $45.9 million, of which $9.6 million was used at December 31, 2003 and $36.3 million was available to ensure funds are available to meet operating requirements.

In disposing of assets through mid 2000, AWI and some subsidiaries had entered into contracts that included various indemnity provisions, covering such matters as taxes, environmental liabilities and asbestos and other litigation. Some of these contracts had exposure limits, but many did not. Due to the nature of the indemnities, there is no way to estimate the potential maximum exposure under these contracts. As a debtor-in-possession, for those contracts that are still executory where AWI was the sole guarantor, AWI anticipates rejecting those contracts. Parties that timely file claims with respect to such contracts will have such claims addressed in AWI’s Chapter 11 Case. AWI cannot estimate the value of any potential claims that will ultimately be allowed by the Bankruptcy Court. See Item 1 regarding Proceedings under Chapter 11.

Subsidiaries that are not part of the Chapter 11 Filing also entered into certain contracts that included various indemnity provisions similar to those described above. Since these subsidiaries are not part of the Chapter 11 Filing, these contracts continue to be in effect. Some of these contracts had exposure limits, but many did not. Due to the nature of the indemnities, there is no way to estimate the potential maximum exposure under all these contracts. For contracts under which an indemnity claim has been received, a liability of $1.4 million has been recorded as of December 31, 2003. See Item 3 regarding Litigation for additional information.

In September 1999, we sold our Textiles Products operations. As part of the divestiture agreement, we transferred certain liabilities and assets to the purchaser to cover pension payments earned by the work force as of the sale date. We also reimburse the purchaser for such pension payments that are not covered by the pension assets. In addition, we agreed to reimburse the purchaser for the tax impact of our reimbursement of the pension payments. This agreement has no termination date. As of December 31, 2003, we maintained a $1.4 million liability for this guarantee and the maximum payments could be approximately $3.3 million, excluding any amounts paid for tax reimbursement.

See Notes 4 and 24 to the Consolidated Financial Statements for a discussion of the ESOP loan guarantee.

RELATED PARTIES

We sold 65% of our ownership in our gasket products subsidiary (now known as Interface Solutions, Inc. or “ISI”) on June 30, 1999. We still retain 35% ownership of this business as of December 31, 2003. As part of the divestiture, we agreed to continue to purchase a portion of the felt products used in the manufacturing of resilient flooring from ISI for an initial term of eight years. The sale agreement also stipulated quarterly felt price adjustments that are based upon changing market prices for the felt. In October 2002, the agreement was amended to include a cap on increases for 2003 and 2004. Currently, we are required to purchase at least 75% of our felt requirements from ISI. We can purchase felt products from another supplier if ISI’s prices are more than 10% higher than another supplier’s prices. Armstrong and ISI are required to cooperate in product reformulation and new product development, but we are free to seek alternatives to felt products. Additionally, we receive nominal monthly payments from ISI for some logistics and administrative services. ISI had filed a proof of claim in AWI’s Chapter 11 Case requesting payment for AWI’s prepetition obligations. This matter was settled in November 2002 with ISI agreeing to withdraw its proof of claim upon the consummation of the POR, subject to certain terms and conditions.

See “Other Divestitures” for a discussion of our relationship with Ardex.

We purchase some grid products from WAVE, our 50%-owned joint venture with Worthington Industries. The total amount of these purchases was approximately $51 million, $44 million and $40 million for the years ended December 31, 2003, 2002 and 2001, respectively. We also provide certain selling and administrative processing services to WAVE for which we receive reimbursement. Additionally, WAVE leases certain land and buildings from us.

Material related party transactions with executives and outside directors are discussed in “Item 13. Certain Relationships and Related Transactions.”.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Market Risk

We are exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices that could impact our results of operations and financial condition. We use swap, forward and option contracts to hedge currency and commodity exposures. We regularly monitor developments in the capital markets and only enter into currency and swap transactions with established counterparties having investment-grade ratings. Exposure to individual counterparties is controlled, and thus we consider the risk of counterparty default to be negligible. Swap, forward and option contracts are entered into for periods consistent with underlying exposure and do not constitute positions independent of those exposures. We use derivative financial instruments as risk management tools and not for speculative trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions and energy companies in order to manage our exposure to potential nonperformance on such instruments.

Interest Rate Sensitivity

Due to AWI’s Chapter 11 Filing, all affected debt has been classified as liabilities subject to compromise. All such debt will be addressed in the Chapter 11 Case. While operating as a debtor-in-possession, AWI does not expect to pay any principal, interest or other payments on this debt unless approved by the Bankruptcy Court. However, we also have debt of entities that were not a part of the Chapter 11 Filing, which are being paid on schedule. The table below provides information about our long-term debt obligations as of December 31, 2003 and December 31, 2002, including payment requirements and related weighted-average interest rates by scheduled maturity dates. Weighted-average variable rates are based on implied forward rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents, which is our reporting currency. The amounts below reflect only post-petition debt and debt of entities that are not a part of the Chapter 11 Filing.

Scheduled maturity date (amounts in millions)	2004	2005	2006	2007	2008	After 2009	Total
As of December 31, 2003
Long-term debt:
Fixed rate	$8.0	$8.4	$6.5	$2.3	$1.9	$8.5	$35.6
Avg. interest rate	6.00%	6.02%	5.93%	5.82%	5.44%	6.55%	6.08%

Variable rate	$0.2	$0.2	$0.2	$0.2	$0.2	$11.0	$12.0
Avg. interest rate	0.88%	0.88%	0.88%	0.88%	0.88%	1.50%	1.44%

Scheduled maturity date (amounts in millions)	2003	2004	2005	2006	2007	After 2008	Total
As of December 31, 2002
Long-term debt:
Fixed rate	$6.2	$7.1	$6.2	$4.6	$1.4	$8.0	$33.5
Avg. interest rate	6.34%	6.57%	6.45%	6.41%	7.17%	6.74%	6.54%

Variable rate	$0.5	$0.5	$0.5	$0.5	$0.2	$10.9	$13.1
Avg. interest rate	3.01%	2.77%	2.77%	2.77%	1.25%	1.80%	1.95%

Exchange Rate Sensitivity

We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. At December 31, 2003, Armstrong’s major foreign currency exposures are to the Euro, the Canadian dollar and the British pound.

We have used foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows, resulting from the sale of product to foreign customers and purchases from foreign suppliers, will be adversely affected by changes in exchange rates. These derivative instruments are used for firmly committed or forecasted transactions. These transactions allow us to further reduce our overall exposure to exchange rate movements, since the gains and losses on these contracts offset losses and gains on the transactions being hedged.

We also have used foreign currency forward exchange contracts to hedge exposures created by cross-currency inter-company loans.

The table below details our outstanding currency instruments as of December 31, 2003 and 2002. All the instruments outstanding as of December 31, 2003 have scheduled maturity before dates before March 31, 2005.

	Maturing in:
(amounts in millions)	2004	2005	Total
Forward contracts
As of December 31, 2003
Notional Amount	$368.5	$10.6	$379.1
Fair Value (Liability)	$(1.0)	—	$(1.0)

	Maturing in:
	2003	2004	Total
As of December 31, 2002
Notional Amount	$277.5	—	$277.5
Fair Value (Liability)	$(4.6)	—	$(4.6)

Commodity Price Sensitivity

We purchase natural gas for use in the manufacture of ceiling tiles and other products, as well as to heat many of our facilities. As a result, we are exposed to movements in the price of natural gas. We have a policy of minimizing natural gas cost volatility through derivative instruments, including swap contracts, purchased call options, and zero-cash collars. The table below provides information about our natural gas contracts as of December 31, 2003 and 2002 that are sensitive to changes in commodity prices. Notional amounts and price ranges are in millions of Btu’s (MMBtu).

	Maturing in:
	2004	2005	Total
On balance sheet commodity related derivatives
As of December 31, 2003
Contract amounts (MMBtu)	5,180,000	1,730,000	6,910,000
Contract price range ($/MMBtu)	$3.68 -$6.00	$4.46 -$5.95	$3.68 -$6.00
Assets at fair value (millions)	$3.1	$0.4	$3.5

	Maturing in:
	2003	2004	Total
As of December 31, 2002
Contract amounts (MMBtu)	5,250,000	1,840,000	7,090,000
Contract price range ($/MMBtu)	$2.83 -$4.95	$3.68 -$5.00	$2.83 -$5.00
Assets at fair value (millions)	$3.3	$0.6	$3.9

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARMSTRONG HOLDINGS, INC. AND SUBSIDIARIES

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Earnings for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders’ Equity (Deficit) for the Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Independent Auditors’ Report

Schedule II - Valuation and Qualifying Reserves

ARMSTRONG WORLD INDUSTRIES, INC. AND SUBSIDIARIES

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Earnings for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Shareholder’s Equity (Deficit) for the Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Independent Auditors’ Report

Schedule II - Valuation and Qualifying Reserves

QUARTERLY FINANCIAL INFORMATION

ARMSTRONG HOLDINGS, INC.

(millions except for per share data)	First	Second	Third	Fourth	Total year
2003
Net sales	$774.9	$826.9	$851.4	$805.8	$3,259.0
Gross profit	166.5	180.4	174.0	140.7	661.6
Net earnings (loss)	1.9	(34.3)	(4.7)	(2.2)	(39.3)
Per share of common stock:
Basic	0.05	(0.85)	(0.12)	(0.05)	(0.97)
Diluted	0.05	(0.85)	(0.12)	(0.05)	(0.97)
Price range of common stock—high	$0.83	$2.33	$3.04	$2.00	$3.04
Price range of common stock—low	$0.37	$0.53	$1.26	$0.80	$0.37
2002
Net sales	$748.0	$825.7	$846.5	$752.1	$3,172.3
Gross profit	194.2	207.6	205.6	160.4	767.8
Earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	21.9	27.7	29.4	(1,628.0)	(1,549.0)
Per share of common stock:
Basic	0.54	0.68	0.73	(40.20)	(38.25)
Diluted	0.54	0.68	0.72	(40.20)	(38.25)
Net earnings (loss)	(571.9)	27.7	29.4	(1,628.0)	(2,142.8)
Per share of common stock:
Basic	(14.12)	0.68	0.73	(40.20)	(52.91)
Diluted	(14.12)	0.68	0.72	(40.20)	(52.91)
Price range of common stock—high	4.10	3.82	1.98	1.85	4.10
Price range of common stock—low	2.70	1.79	1.28	0.24	0.24

There were no dividends paid in 2003 or 2002. The DIP Facility stipulates that AWI will not declare or pay any dividends either directly or indirectly and bankruptcy law bars dividends by companies in Chapter 11.

Note: The net sales and gross profit amounts reported above are reported on a continuing operations basis and may differ from previously reported amounts due to reclassifications to conform with current presentation. The sum of the quarterly earnings per share data may not equal the total year amounts due to changes in the average shares outstanding and, for diluted data, the exclusion of the antidilutive effect in certain quarters.

Fourth Quarter 2003 Compared With Fourth Quarter 2002

Net sales of $805.8 million in the fourth quarter of 2003 increased from net sales of $752.1 million in the fourth quarter of 2002, an increase of 7.1%. Excluding the favorable effects of foreign exchange rates of $36.9 million, net sales increased 2.1% primarily due to lower sales volume. Resilient Flooring net sales increased 7.5% due to the effects of amendments to agreements with independent U.S. distributors, made in the fourth quarter of 2002, related to sales of certain product to large home centers (see Results of Operations of Management’s Discussion and Analysis). Wood Flooring net sales increased by 9.6% due to overall increases in volume and price. Textiles and Sports Flooring increased 7.8%, but excluding the favorable effects of foreign exchange rates of $12.6 million, decreased 9.9% due to lower sales volume and pricing. Building Products net sales increased by 5.1% due to favorable effects of foreign exchange and price increases. Cabinets increased by 3.0% due to lower discounts and increased pricing. Net sales increased 7.2% and 5.4% in the Americas and Europe, respectively, with the Pacific area increasing $3.9 million. Excluding the favorable effects of foreign exchange rates of $31.7 million, Europe net sales decreased 9.9%.

For the fourth quarter of 2003, the cost of goods sold was 82.5% of sales, compared to 78.7% in 2002. The 3.8 percentage point increase was primarily due to increased raw material and energy costs and a decreased U.S. pension credit. Fixed asset impairment charges and inventory adjustments were $15.3 million and $9.3 million in the fourth quarter of 2003 and 2002, respectively.

Selling, general and administrative (SG&A) expenses for the fourth quarter of 2003 were $148.7 million as compared to $150.0 million for the fourth quarter of 2001. The decrease is primarily due to a $3.0 million reduction to environmental liabilities (see Note 32 of the Consolidated Financial Statements) and reducing selling and advertising expenses, offset by a decreased U.S. pension credit and increased medical accruals.

The fourth quarter of 2002 included a non-cash asbestos charge of $2.5 billion to increase our estimate of probable asbestos-related liability. See Note 32 of the Consolidated Financial Statements.

An operating loss from continuing operations of $6.1 million in the fourth quarter of 2003 compared to an operating loss of $2,485.8 million in the fourth quarter of 2002. Operating income prior to the asbestos charge in the fourth quarter of 2002 was $14.2 million.

Other non-operating expense in the fourth quarter of 2003 of $8.7 million compared to $5.6 million in 2002. This increase was due to $7.5 million of expense for impairing certain note receivables related to previous divestitures, while in 2002 a $5.3 million charge for environmental expense related to a divested business was incurred.

Chapter 11 reorganization costs, net was income of $6.8 million in the fourth quarter of 2003, compared to expense of $4.4 million in the same period of 2002. The change is primarily due to a $12.1 million write down of a zero coupon note due to an agreement with the holder of the note that reduced the allowed amount of the note.

The effective tax rate benefit for the fourth quarter of 2003 was 72.8% compared to a tax benefit rate of 34.8% for the same period of 2002. The income tax benefit was primarily related to the reduced impact of permanent differences (primarily Chapter 11 reorganization costs) on a significantly smaller amount of pre-tax loss in 2003, offset by higher overall foreign tax rates caused by increased valuation allowances for foreign losses generated during 2003.

Net loss of $2.2 million in the fourth quarter of 2003 compared to net loss of $1,628.0 million in the fourth quarter of 2002.

Armstrong Holdings, Inc., and Subsidiaries

Consolidated Statements of Earnings

(amounts in millions, except per share amounts)

	Years Ended December 31,
	2003	2002	2001
Net sales	$3,259.0	$3,172.3	$3,138.7
Cost of goods sold	2,597.4	2,404.5	2,364.7

Gross profit	661.6	767.8	774.0
Selling, general and administrative expenses	603.1	624.9	596.6
Charge for asbestos liability, net	81.0	2,500.0	22.0
Restructuring and reorganization charges, net	8.6	1.9	9.0
Goodwill amortization	—	—	22.8
Equity (earnings) from affiliates, net	(20.7)	(21.7)	(16.5)

Operating income (loss)	(10.4)	(2,337.3)	140.1
Interest expense (unrecorded contractual interest of $95.1, $99.9 and $100.2, respectively)	10.3	13.8	13.1
Other non-operating expense	15.7	8.2	11.8
Other non-operating (income)	(4.8)	(6.0)	(13.0)
Chapter 11 reorganization costs, net	9.4	23.5	12.5

Earnings (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	(41.0)	(2,376.8)	115.7
Income tax expense (benefit)	(1.7)	(827.8)	42.5

Earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	(39.3)	(1,549.0)	73.2
Cumulative effect of a change in accounting principle, net of tax of $2.2	—	(593.8)	—

Earnings (loss) from continuing operations	$(39.3)	$(2,142.8)	$73.2
(Loss) on sale of discontinued operations	—	—	(1.1)
Net loss on expected disposal of discontinued operations	—	—	(3.3)
Net reversal of income on discontinued operations no longer to be disposed of, net of tax of $10.7	—	—	24.0

Earnings from discontinued operations	—	—	19.6

Net earnings (loss)	$(39.3)	$(2,142.8)	$92.8

Earnings (loss) per share of common stock, continuing operations before cumulative effect of a change in accounting principle:
Basic	$(0.97)	$(38.25)	$1.81
Diluted	$(0.97)	$(38.25)	$1.79
Loss per share of common stock, cumulative effect of a change in accounting principle:
Basic	—	$(14.66)	—
Diluted	—	$(14.66)	—
Earnings per share of common stock, discontinued operations:
Basic	—	—	$0.48
Diluted	—	—	$0.48
Net earnings (loss) per share of common stock:
Basic	$(0.97)	$(52.91)	$2.29
Diluted	$(0.97)	$(52.91)	$2.27
Average number of common shares outstanding:
Basic	40.5	40.5	40.5
Diluted	40.7	40.7	40.8

See accompanying notes to consolidated financial statements beginning on page 53.

Armstrong Holdings, Inc., and Subsidiaries

Consolidated Balance Sheets

(amounts in millions, except share data)

	December 31, 2003	December 31, 2002
Assets
Current Assets:
Cash and cash equivalents	$484.3	$380.0
Accounts and notes receivable, net	315.4	332.4
Inventories, net	454.4	435.5
Deferred income taxes	19.2	14.7
Other current assets	85.5	93.3

Total current assets	1,358.8	1,255.9
Property, plant and equipment, less accumulated depreciation and amortization of $1,434.8 and $1,263.8, respectively	1,267.3	1,303.7
Insurance receivable for asbestos-related liabilities, noncurrent	95.1	174.1
Prepaid pension costs	455.1	435.2
Investment in affiliates	48.9	43.9
Goodwill, net	244.1	227.6
Other intangibles, net	79.0	88.6
Deferred income taxes, noncurrent	988.3	869.7
Other noncurrent assets	111.2	106.1

Total assets	$4,647.8	$4,504.8

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$3.9	$12.3
Current installments of long-term debt	8.2	6.7
Accounts payable and accrued expenses	354.2	351.6
Income taxes	45.9	26.0
Deferred income taxes	3.3	—

Total current liabilities	415.5	396.6
Liabilities subject to compromise	4,858.5	4,861.1
Long-term debt, less current installments	39.4	39.9
Postretirement and postemployment benefit liabilities	262.3	255.1
Pension benefit liabilities	216.4	185.9
Other long-term liabilities	81.2	82.7
Deferred income taxes	95.0	20.7
Minority interest in subsidiaries	9.7	9.5

Total noncurrent liabilities	5,562.5	5,454.9
Shareholders’ equity (deficit):
Common stock, $1 par value per share Authorized 200 million shares; issued 51,878,910 shares	51.9	51.9
Capital in excess of par value	167.9	167.6
Reduction for ESOP loan guarantee	(142.2)	(142.2)
Accumulated deficit	(937.8)	(898.5)
Accumulated other comprehensive income (loss)	43.3	(12.2)
Less common stock in treasury, at cost 2003 – 11,210,018 shares; 2002 – 11,201,326 shares	(513.3)	(513.3)

Total shareholders’ (deficit)	(1,330.2)	(1,346.7)

Total liabilities and shareholders’ equity	$4,647.8	$4,504.8

See accompanying notes to consolidated financial statements beginning on page 53.

Armstrong Holdings, Inc., and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(amounts in millions, except per share amounts)

	2003		2002		2001
Common stock, $1 par value:
Balance at beginning and end of year	$51.9		$51.9		$51.9

Capital in excess of par value:
Balance at beginning of year	$167.6		$166.8		$162.2
Stock issuances and other	0.3		0.8		4.6

Balance at December 31	$167.9		$167.6		$166.8

Reduction for ESOP loan guarantee:
Balance at beginning and end of year	$(142.2)		$(142.2)		$(142.2)

Retained earnings (accumulated deficit):
Balance at beginning of year	$(898.5)		$1,244.3		$1,151.5
Net earnings (loss) for year	(39.3)	$(39.3)	(2,142.8)	$(2,142.8)	92.8	$92.8

Balance at end of year	$(937.8)		$(898.5)		$1,244.3

Accumulated other comprehensive income (loss):
Balance at beginning of year	$(12.2)		$(47.1)		$(45.2)
Foreign currency translation adjustments	56.8		37.7		(3.3)
Derivative (loss) gain, net	(0.3)		6.9		(3.3)
Realized loss on available for sale securities	—		—		2.0
Minimum pension liability adjustments	(1.0)		(9.7)		2.7

Total other comprehensive income (loss)	55.5	55.5	34.9	34.9	(1.9)	(1.9)

Balance at end of year	$43.3		$(12.2)		$(47.1)

Comprehensive income (loss)		$16.2		$(2,107.9)		$90.9

Less treasury stock at cost:
Balance at beginning of year	$(513.3)		$(513.3)		$(513.1)
Stock purchases	—		—		(0.3)
Stock issuance activity, net					0.1

Balance at beginning and end of year	$(513.3)		$(513.3)		$(513.3)

Total shareholders’ equity (deficit)	$(1,330.2)		$(1,346.7)		$760.4

See accompanying notes to consolidated financial statements beginning on page 53.

Armstrong Holdings, Inc., and Subsidiaries

Consolidated Statements of Cash Flows

(amounts in millions)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(39.3)	$(2,142.8)	$92.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net	—	593.8	—
Depreciation and amortization	173.6	136.7	156.8
Loss on sale of business, net	—	—	0.9
Reversal of loss on expected disposal of discontinued business	—	—	(31.4)
Deferred income taxes	(51.5)	(870.4)	23.7
Equity (earnings) from affiliates, net	(20.7)	(21.7)	(16.5)
Chapter 11 reorganization costs, net	9.4	23.5	12.5
Chapter 11 reorganization costs payments	(25.8)	(23.0)	(15.0)
Restructuring and reorganization charges, net of reversals	8.6	1.9	9.0
Restructuring and reorganization payments	(8.7)	(2.1)	(14.1)
Asbestos-related insurance recoveries	31.0	16.0	32.2
Payments for asbestos-related claims	(9.0)	—	—
Charge for asbestos liability, net	81.0	2,500.0	22.0
Cash effect of hedging activities	(27.0)	(22.0)	(2.0)
Increase (decrease) in cash from change in:
Receivables	40.6	11.7	45.8
Inventories	6.6	18.1	(50.7)
Other current assets	(4.6)	(16.1)	27.5
Other noncurrent assets	(18.6)	(42.0)	(71.0)
Accounts payable and accrued expenses	(15.6)	29.0	9.8
Income taxes payable	21.9	0.2	10.1
Other long-term liabilities	4.0	11.9	3.0
Other, net	9.9	20.8	26.7

Net cash provided by operating activities	165.8	223.5	272.1

Cash flows from investing activities:
Purchases of property, plant and equipment and computer software	(78.1)	(125.1)	(127.8)
Acquisitions, net of cash required	—	—	(5.6)
Distributions from equity affiliates	16.0	17.5	13.5
Proceeds from the sale of assets	4.9	3.5	6.0

Net cash (used for) investing activities	(57.2)	(104.1)	(113.9)

Cash flows from financing activities:
(Decrease) in short-term debt, net	(5.3)	(13.9)	(15.8)
Payments of long-term debt	(8.2)	(9.0)	(17.6)
Purchase of common stock for the treasury, net	—	—	(0.3)
Other, net	(0.6)	(0.9)	(4.2)

Net cash (used for) financing activities	(14.1)	(23.8)	(37.9)

Effect of exchange rate changes on cash and cash equivalents	9.8	7.0	(2.0)

Net increase in cash and cash equivalents	$104.3	$102.6	$118.3
Cash and cash equivalents at beginning of year	$380.0	$277.4	$159.1

Cash and cash equivalents at end of period	$484.3	$380.0	$277.4

See accompanying notes to consolidated financial statements beginning on page 53.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1. BUSINESS AND CHAPTER 11 REORGANIZATION

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891. Armstrong Holdings, Inc. is a Delaware corporation and the publicly held parent holding company of AWI. AHI’s only significant asset and operation is its indirect ownership, through Armstrong Worldwide, Inc., of all of the capital stock of AWI. Due to the lack of material differences in the financial statements, when we refer in this document to AHI and its subsidiaries as “AHI,” “Armstrong,” “we,” “us,” and “ourselves,” we are also effectively referring to AWI and its subsidiaries. We use the term “AWI” when we are referring solely to Armstrong World Industries, Inc.

Proceedings under Chapter 11

On December 6, 2000, AWI, the major operating subsidiary of AHI, filed a voluntary petition for relief (the “Filing”) under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to use the court-supervised reorganization process to achieve a resolution of the AWI’s asbestos-related liability. Also filing under Chapter 11 were two of AWI’s wholly-owned subsidiaries, Nitram Liquidators, Inc. (“Nitram”) and Desseaux Corporation of North America, Inc. (“Desseaux”). The Chapter 11 cases are being jointly administered under case number 00-4471 (the “Chapter 11 Case”). Shortly after its commencement, the Chapter 11 Case was assigned to Judge Randall J. Newsome until the termination of his appointment as a visiting judge in the District of Delaware on December 31, 2003. On January 6, 2004, the Chapter 11 Case was reassigned to Judge Judith K. Fitzgerald.

AHI and all of AWI’s other direct and indirect subsidiaries, including Armstrong Wood Products Inc. (formerly Triangle Pacific Corp.), WAVE (AWI’s ceiling grid systems joint venture with Worthington Industries, Inc.), Armstrong Canada, and Armstrong DLW AG, were not a part of the Filing and accordingly, except for any asbestos-related liability that also relates, directly or indirectly, to the pre-Filing activities of AWI, the liabilities, including asbestos-related liability if any, of such companies will not be resolved in AWI’s Chapter 11 Case. See below under “The Asbestos Personal Injury Trust” and Note 32 under “Asbestos-Related Litigation”.

AWI is operating its business and managing its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. Pursuant to the provisions of the Bankruptcy Code, AWI is not permitted to pay any claims or obligations which arose prior to the Filing date (prepetition claims) unless specifically authorized by the Bankruptcy Court. Similarly, claimants may not enforce any claims against AWI that arose prior to the date of the Filing unless specifically authorized by the Bankruptcy Court. In addition, as a debtor-in-possession, AWI has the right, subject to the Bankruptcy Court’s approval, to assume or reject any executory contracts and unexpired leases in existence at the date of the Filing. Some of these have been specifically assumed and others have been specifically rejected already in the course of the Chapter 11 Case. In the plan of reorganization which it has proposed, as described below, AWI has indicated the other executory contracts and unexpired leases that it intends to assume or reject upon consummation of the plan; any not specifically assumed under the plan will be rejected upon consummation of the plan. Parties having claims as a result of the rejection of a contract may file claims with the Bankruptcy Court, which will be dealt with as part of the Chapter 11 Case.

Three creditors’ committees, one representing asbestos personal injury claimants (the “Asbestos Personal Injury Claimants’ Committee”), one representing asbestos property damage claimants (the “Asbestos Property Damage Committee”), and the other representing other unsecured creditors (the “Unsecured Creditors’ Committee”), were appointed in the Chapter 11 Case. In addition, an individual was appointed to represent the interests of future asbestos personal injury claimants (the “Future Claimants’ Representative”). In accordance with the provisions of the Bankruptcy Code, these parties have the right to be heard on matters that come before the Bankruptcy Court in the Chapter 11 Case. Upon resolution of all asbestos property damage claims, as described under Asbestos-Related Property Damage Litigation, the Asbestos Property Damage Committee was disbanded.

Plan of Reorganization

On November 4, 2002, AWI filed a Plan of Reorganization with the Bankruptcy Court. During 2003, AWI filed several amendments to the plan with the Bankruptcy Court, along with various exhibits. The Fourth Amended Plan of Reorganization, with certain exhibits, was filed on May 23, 2003 (and, as so amended and as modified by modifications filed with the Bankruptcy Court on October 17, 2003 and November 10, 2003, is referred to in this report as the “POR”). The POR provides for AWI to continue to conduct its existing lines of business with a reorganized capital structure, under which, among other things, its existing shares of stock will be cancelled and new common shares and notes will be issued to its unsecured creditors and to a trust, as further discussed below, to be established under the POR for the benefit of AWI’s current and future asbestos-related personal injury claimants, in full satisfaction of their claims against AWI. References in this report to “reorganized Armstrong” are to AWI as it would be reorganized under the POR, and its subsidiaries collectively. The POR excludes AWI’s Nitram and Desseaux subsidiaries, neither of which is material to Armstrong and which are pursuing separate resolutions of their Chapter 11 cases that are expected to result in the winding up of their affairs.

During 2003, the POR was submitted for a vote by AWI’s creditors for its approval. It was approved by each creditor class that was entitled to vote on the POR except the class of unsecured creditors. On November 17 and 18, 2003, the Bankruptcy Court held a hearing on confirmation of the Plan and on December 19, 2003, issued proposed findings of fact and conclusions of law and a proposed order confirming the POR, notwithstanding the rejection of the POR by the class of unsecured creditors. On December 29, 2003, the Unsecured Creditors’ Committee filed an objection to the Bankruptcy Court’s proposed findings of fact and conclusions of law and the proposed order of confirmation of the POR. This objection remains pending with the U.S. District Court. Confirmation of the POR requires action of the U.S. District Court, as well as the Bankruptcy Court, in accordance with the Bankruptcy Code. At this time, the District Court judge involved in the Chapter 11 Case has stayed all proceedings before him concerning the Chapter 11 Case. See “Recent Developments and Next Steps in the Chapter 11 Process.”

Disclosure Statement

In connection with the vote of creditors on the POR, AWI was required to prepare a disclosure statement concerning its business and the POR, including certain projected financial information assuming an Effective Date of the POR as July 1, 2003, intended to demonstrate to the Bankruptcy Court the feasibility of the POR and AWI’s ability to continue operations upon its emergence from Chapter 11. On May 30, 2003, the Bankruptcy Court approved the disclosure statement for distribution to parties in interest in the Chapter 11 Case. The projected financial information included in the disclosure statement was updated in certain respects by information submitted to the Bankruptcy Court in connection with the Bankruptcy Court’s November 2003 hearing on confirmation of the POR. The projected financial information was prepared for the limited purposes of consideration by the Bankruptcy Court, creditors and other parties in interest in the Chapter 11 Case of matters pertinent to the case. As indicated in the disclosure statement, the projected financial information and various estimates of value therein provided should not be regarded as representations or warranties by AWI, AHI or any other person. There is no assurance that any such projection or valuation will be realized. The projected financial information and estimates of value were prepared by AWI and its financial advisors and have not been audited or reviewed by independent accountants. The projections will not be updated on an ongoing basis. At the time they were prepared, the projections reflected numerous assumptions concerning reorganized Armstrong’s anticipated future performance and with respect to prevailing and anticipated market and economic conditions, which were and remain beyond our control and which may not materialize. Projections are inherently subject to significant and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections may be wrong in a material respect. Actual results may vary significantly from those contemplated by the projections.

Asbestos Personal Injury Trust

A principal feature of the POR is the creation of a trust (the “Asbestos P I Trust”), pursuant to section 524(g) of the Bankruptcy Code, for the purpose of addressing AWI’s personal injury (including wrongful death) asbestos-related liability. All present and future asbestos-related personal injury claims against AWI, including contribution claims of co-defendants, arising directly or indirectly out of AWI’s pre-Filing use of or other activities involving asbestos will be channeled to the Asbestos P I Trust.

In accordance with the “524(g) injunction” to be issued by the District Court in connection with the confirmation of the POR, various entities will be protected from such present and future AWI asbestos-related personal injury claims. These entities include, among others, AWI as it will be reorganized, AHI, AWI’s subsidiaries and other affiliates (as defined in the POR), and their respective officers and directors. Upon emergence from Chapter 11, AWI will not have any responsibility for these claims (including claims against AWI based solely on its ownership of a subsidiary or other affiliate), nor will it participate in their resolution.

However, although AWI’s domestic and foreign subsidiaries and other affiliates will be protected parties, asbestos-related personal injury claims against them will be channeled to the Asbestos P I Trust only to the extent such claims directly or indirectly relate to the pre-Filing manufacturing, installation, distribution or other activities of AWI, or AWI’s ownership of the subsidiaries or affiliates (as distinguished from independent activities of the subsidiaries or affiliates). See Note 32 under “Asbestos-Related Litigation.”

In addition, workers’ compensation claims brought against AWI or its subsidiaries or other affiliates will not be channeled to the Asbestos P I Trust and will remain subject to the workers’ compensation process. Workers’ compensation law provides that the employer is responsible for evaluation, medical treatment and lost wages as a result of a job-related injury. Historically, workers’ compensation claims against AWI or its subsidiaries have not been significant in number or amount, and AWI has continued to honor its obligations with respect to such claims during the Chapter 11 Case. Currently, AWI has only three pending workers’ compensation claims involving alleged asbestos exposure.

There also is uncertainty as to proceedings, if any, brought in certain foreign jurisdictions with respect to the effect of the 524(g) injunction in precluding the assertion in such jurisdictions of asbestos-related personal injury claims, proceedings related thereto or the enforcement of judgments rendered in such proceedings.

Management believes neither AWI nor its subsidiaries or other affiliates is subject to asbestos-related personal injury claims, material in amount to reorganized Armstrong, that would not be channeled to the Asbestos P I Trust.

Consideration to Be Distributed under the POR (unaudited)

The Asbestos P I Trust and the holders of allowed unsecured claims will share in the following consideration to be distributed under the POR:

•	AWI’s “Available Cash,” which is defined in the POR as:

•	Cash available on the effective date of the POR after reserving up to $100 million (as determined by AWI) to fund ongoing operations and making provisions for certain required payments under the POR,

•	Any cash drawn, at AWI’s sole discretion, under a credit facility to be established as provided by the POR for the purpose of funding distributions under the POR, and

•	Certain insurance proceeds related to environmental matters

However, proceeds received under any private offering of debt securities and/or secured term loan borrowings made, as permitted by the POR, in connection with consummation of the POR shall be excluded from the determination of Available Cash.

•	Plan Notes of AWI as further described below or net cash proceeds from any private offerings of debt securities issued in lieu thereof, and

•	Substantially all of the new common stock of AWI.

The total amount of Plan Notes will be the greater of (i) $1.125 billion less Available Cash and (ii) $775 million. However, AWI will use reasonable efforts to issue one or more private offerings of debt securities on, or as soon as practicable after, the Effective Date that would yield net proceeds at least equal to the amount of the Plan Notes prescribed by the Plan. If the private offerings are successful, the Plan Notes would not be issued. If the offerings yield proceeds less than the amount of the Plan Notes prescribed by the Plan, Plan Notes equal to the difference will be issued. If only the Plan Notes are issued, reorganized Armstrong expects to issue an aggregate amount of $775 million of Plan Notes. These Plan Notes will consist of (i) a tranche of notes with a seven-year maturity and a fixed interest rate, (ii) a tranche of notes with a ten-year maturity and a fixed interest rate and (iii) a tranche of floating rate notes with a maturity of not less than five years, but no more than ten years, structured in a manner similar to, and as liquid as, marketable bank debt which satisfy the requirements of the POR and are on terms and conditions that are satisfactory to AWI, the Asbestos Personal Injury Claimants’ Committee, and the Future Claimants’ Representative. To the extent Plan Notes of more than one type are issued, a pro rata share of each tranche will be issued to the Asbestos P I Trust and the holders of unsecured claims.

The POR provides that unsecured creditors, other than convenience creditors described below, will receive their pro rata share of:

•	34.43% of the new common stock of reorganized Armstrong,

•	34.43% of the first $1.05 billion of all the cash and Plan Notes to be distributed under the POR to unsecured creditors (other than convenience creditors) and the Asbestos P I Trust, in the form of:

•	Up to $300 million of Available Cash and

•	The balance in principal amount of Plan Notes or in net cash proceeds from any private offerings of debt securities made in lieu of issuing Plan Notes.

•	60% of the next $50 million of Available Cash but, if such Available Cash is less than $50 million, then 60% of the balance in Plan Notes or in net cash proceeds from any private offerings of debt securities made in lieu of issuing Plan Notes, and

•	34.43% of the remaining amount of any Available Cash and any Plan Notes up to the maximum amount of Plan Notes provided to be issued under the POR, or net cash proceeds from any private offerings of debt securities made in lieu of issuing such Plan Notes.

The remaining amount of new common stock of reorganized Armstrong, Available Cash and Plan Notes or net cash proceeds from any private offerings of debt securities made in lieu of issuing Plan Notes will be distributed to the Asbestos P I Trust.

Under the POR, unsecured creditors whose claims (other than claims on debt securities) are less than $10,000 or who elect to reduce their claims to $10,000 will be treated as “convenience creditors” and will receive payment of 75% of their allowed claim amount in cash (which payments will reduce the amount of Available Cash).

Under the POR, the existing equity interests in AWI (including all of its outstanding shares of common stock) will be cancelled. The POR provides for the distribution of warrants to purchase shares of reorganized Armstrong (the “Warrants”) to the holders of AWI’s existing common stock. The terms of the Warrants are provided in an exhibit to the POR. The Warrants:

•	would permit the purchase of 5% of the common stock of reorganized Armstrong on a fully diluted basis, upon exercise of all the Warrants;

•	would be exercisable at any time during the seven years after the effective date of the POR; and

•	would permit the purchase of shares at an exercise price of $37.50, which is equal to 125% of the $30.00 per share equity value of reorganized Armstrong, as agreed among the financial advisers for AWI, the Asbestos Personal Injury Claimants’ Committee, the Unsecured Creditors’ Committee, and the Future Claimants’ Representative, as set forth in the Bankruptcy Court-approved disclosure statement for the POR (as further described below).

Whether any value will be realized from the Warrants will depend on whether the market value of reorganized Armstrong’s new common stock reaches a value in excess of the exercise price of the Warrants during the period that they may be exercised.

AHI’s shareholders were not entitled to vote on the POR. However, AHI’s shareholders were sent the Disclosure Statement and POR. If the POR is implemented, the only value that will be available to AHI shareholders is their ratable share of the Warrants available upon the contemplated dissolution of AHI. See AHI’s Plan of Dissolution below.

Valuation of Consideration to be Distributed under the POR (unaudited)

Based upon many assumptions, see Disclosure Statement discussion above, AWI estimated a $2.7 billion value for reorganized Armstrong, which is the mid-point of the range of estimated values of $2.4 billion and $3.0 billion. AWI’s estimated value of the consideration to be distributed under the POR to the Asbestos P I Trust, holders of allowed unsecured claims and AWI’s existing common stock, is:

•	New common stock at $30 a share, which is the approximate mid-point of the range of estimated values of $24.66 and $35.30 per share, assuming a distribution of 56.4 million shares of new common stock to holders of unsecured claims and the Asbestos P I Trust;

•	Plan Notes in the aggregate principal amount of $775 million, that are worth their face value;

•	Available Cash of approximately $350 million that AWI expects to have; and

•	Warrants with an estimated value of between $35 million and $40 million.

•	The total value of the consideration to be distributed to the Asbestos P I Trust, other than rights under asbestos non-product liability insurance policies, has been estimated to be approximately $1.8 billion, and the total value of consideration to be distributed to holders of allowed unsecured claims (other than convenience claims) has been estimated to be approximately $0.9 billion. Based upon the estimated value of the POR consideration, and upon AWI’s estimate that unsecured claims allowed by the Bankruptcy Court (other than convenience claims) will total approximately $1.65 billion, AWI estimated that holders of allowed unsecured claims (other than convenience claims) will receive a recovery having a value equal to approximately 59.5% of their allowed claims.

AHI’s Plan of Dissolution, Winding Up and Distribution (“Plan of Dissolution”)

In connection with the implementation of the POR, the Warrants will be issued to AHI (or a wholly-owned subsidiary of AHI). The Board of Directors of AHI has determined that it is not practicable for AHI to continue in operation as an on-going business owning the Warrants, which will then be AHI’s only asset. Accordingly, the Board of Directors of AHI approved and recommended to AHI shareholders the Plan of Dissolution, whereby AHI will voluntarily dissolve and wind up its affairs in accordance with Pennsylvania law and, subject to completion of AHI’s winding up (including the satisfaction of any liabilities of AHI), distribute any remaining Warrants to the shareholders. At a special meeting of AHI shareholders held on January 7, 2004, the Plan of Dissolution was approved by the AHI shareholders. The POR provides that AWI will pay the costs and expenses incurred in connection with administering AHI’s Plan of Dissolution.

Recent Developments and Next Steps in the Chapter 11 Process

In order for the POR to be confirmed, the U.S. District Court must issue findings of fact and conclusions of law in support of confirmation of the POR, enter or affirm an order confirming the POR and issue the “524(g) injunction” which is part of the POR. In certain other companies’ asbestos-related Chapter 11 cases, motions for recusal were filed in 2003 against U.S. District Court Judge Alfred M. Wolin, who is jointly administering with the Bankruptcy Court the asbestos-related issues in the Chapter 11 cases of five companies, including AWI. The Unsecured Creditors’ Committee requested that in the event Judge Wolin is recused in the other cases, he also be recused in AWI’s case. Judge Wolin has stayed further proceedings in all five cases before him, including AWI’s Chapter 11 Case. On February 2, 2004, Judge Wolin denied the motions for recusal. An appeal of Judge Wolin’s ruling is currently pending, with oral argument before the U.S. Court of Appeals for the Third Circuit scheduled for April 19, 2004. AWI is uncertain as to the impact, if any, beyond the present delay in confirmation of the POR that the motions and appeal will have on AWI’s Chapter 11 proceedings, and when confirmation of the POR will be considered by the U.S. District Court is uncertain.

Common Stock and Debt Securities

As a result of AWI filing the Plan of Reorganization on November 4, 2002, the New York Stock Exchange stopped trading on the Exchange of the common stock of AHI (traded under the ticker symbol “ACK”) and two debt securities of AWI (traded under the ticker symbols “AKK” and “ACK 08”). AHI’s common stock resumed trading in the over-the-counter (OTC) Bulletin Board under the ticker symbol “ACKHQ” and one of AWI’s debt securities resumed trading under the ticker symbol “AKKWQ”.

Bar Date for Filing Claims

The Bankruptcy Court established August 31, 2001 as the bar date for all claims against AWI except for asbestos-related personal injury claims and certain other specified claims. A bar date is the date by which claims against AWI must be filed if the claimants wish to participate in any distribution in the Chapter 11 Case. A bar date for asbestos-related personal injury claims (other than claims for contribution, indemnification, or subrogation) has been rendered unnecessary under the terms of the POR, which defers the filings of such claims until the Asbestos P I Trust is established to administer such claims.

Approximately 4,800 proofs of claim (including late-filed claims) totaling approximately $6.3 billion, alleging a right to payment from AWI, were filed with the Bankruptcy Court in response to the August 31, 2001 bar date. The disposition of these claims under the POR is discussed below. AWI continues the process of investigating and resolving these claims. The Bankruptcy Court will ultimately determine the claims and related liability amounts that will be allowed as part of the Chapter 11 process if the parties cannot agree.

In its ongoing review of the filed claims, AWI to date has objected to approximately 2,100 claims totaling $2.4 billion. The Bankruptcy Court disallowed these claims with prejudice.

Approximately 1,100 proofs of claim totaling approximately $1.5 billion are pending with the Bankruptcy Court that are associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI’s participation in the Center for Claims Resolution. As stated above, the bar date of August 31, 2001 did not apply to asbestos-related personal injury claims other than claims for contribution, indemnification, or subrogation. The POR contemplates that all AWI asbestos-related personal injury claims, including claims for contribution, indemnification, or subrogation, will be addressed in the future pursuant to the procedures relating to the Asbestos P I Trust developed in connection with the POR. See further discussion regarding AWI’s liability for asbestos-related matters in Note 32.

During the first six months of 2003, AWI settled all of the approximately 460 remaining property damage claims that alleged damages of $800 million, for approximately $9 million. Payments to claimants were made during the third quarter of 2003 and were funded by insurance. See Note 32 for further discussion of property damage litigation.

Approximately 1,200 claims totaling approximately $1.6 billion alleging a right to payment for financing, environmental, trade debt and other claims remain. For these categories of claims, AWI has previously recorded approximately $1.6 billion in liabilities.

AWI has recorded liability amounts for claims that can be reasonably estimated and which it does not contest or believes are probable of being allowed by the Bankruptcy Court. During the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase its estimate of probable asbestos-related liability for personal injury claims based on the developments in the Chapter 11 Case. See Note 32 for further discussion. The final value of all the claims that will ultimately be allowed by the Bankruptcy Court is not known at this time. However, it is likely the value of the claims ultimately allowed by the Bankruptcy Court will be different than amounts presently recorded by AWI and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and make changes to the recorded liability if and when it is appropriate.

Financing

AWI’s current debtor-in-possession credit facility (“DIP Facility”), which extends to December 8, 2004, constitutes a $75 million letter of credit facility. At AWI’s request, the previous revolving loan feature was dropped since it had never been used. As of December 31, 2003, AWI had approximately $22.8 million in letters of credit which were issued pursuant to the DIP Facility. As of December 31, 2003, AWI had $323.2 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. AWI believes that cash on hand and generated from operations and dividends from its subsidiaries, together with subsidiary lines of credit and the DIP Facility, will be adequate to address its foreseeable liquidity needs. Obligations under the DIP Facility, including reimbursement of draws under the letters of credit, if any, constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact

AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate pre-Filing liabilities that are subject to compromise and report them separately on the balance sheet. See Note 4 for detail of the liabilities subject to compromise at December 31, 2003 and 2002. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s pre-Filing debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of AWI subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI’s estimated liability for asbestos-related personal injury claims is also recorded in liabilities subject to compromise. See Note 32 for further discussion of AWI’s asbestos liability.

Additional pre-Filing claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities during 2003 and 2002:

(amounts in millions)	2003	2002	2001
Professional fees	$25.2	$27.8	$24.5
Interest income, post-Filing	(3.4)	(3.5)	(5.1)
Reductions to pre-Filing liabilities	(12.9)	(1.1)	(2.0)
Termination of pre-Filing lease obligation	—	—	(5.9)
Other expense directly related to bankruptcy, net	0.5	0.3	1.0

Total Chapter 11 reorganization costs, net	$9.4	$23.5	$12.5

Professional fees represent legal and financial advisory fees and expenses directly related to the Filing.

Interest income is earned from short-term investments subsequent to the Filing.

Reductions to pre-Filing liabilities represent Bankruptcy Court approved settlements of prepetition liabilities. In 2003, AWI reached an agreement with the holder of a zero coupon note on the amount of its allowed claim. This agreement reduced the previously accrued liability by $12.1 million.

Termination of pre-Filing lease obligation represents the reversal of an accrual for future lease payments for office space in the U.S. that AWI will not pay due to the termination of the lease contract. This amount was previously accrued in the third quarter of 2000 as part of a restructuring charge when the decision to vacate the premises was made.

As a result of the Filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession, AWI may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements.

If and when the POR is confirmed and made effective, reorganized AWI’s consolidated financial statements will change materially in amounts and classifications through the implementation of the Fresh Start Accounting rules of SOP 97-7.

Conclusion

Although the POR has been developed, implementation of the POR is subject to confirmation of the POR in accordance with the provisions of the Bankruptcy Code and satisfaction after consummation of certain conditions, as provided by the POR. AWI is unable to predict when and if the POR will be confirmed. Therefore, the timing and terms of a resolution of the Chapter 11 Case remain uncertain.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy. The consolidated financial statements and accompanying data in this report include the accounts of AHI and its majority-owned subsidiaries. The results of less than majority owned subsidiaries are accounted for under the equity method. All significant intercompany transactions have been eliminated from the consolidated financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates. These financial statements are prepared in accordance with generally accepted accounting principles and include management estimates and judgments, where appropriate. Management utilizes estimates to record many items including asbestos-related liabilities and insurance assets, allowances for bad debts, inventory obsolescence and lower of cost or market charges, warranty, workers compensation, general liability and environmental claims. When preparing an estimate, management determines the amount based upon considering all known relevant information. Management also confers with outside parties, including outside counsel, where appropriate. Actual results may differ from these estimates.

Revenue Recognition. We recognize revenue from the sale of products and the related accounts receivable no earlier than the date on which title transfers, generally on the date of shipment. A provision is made for the estimated cost of rebates and promotional programs. Provisions for estimated discounts and bad debt losses are based on knowledge of specific customers and a review of outstanding accounts receivable balances.

Sales Incentives. Sales incentives are reflected as a reduction of net sales for all periods presented.

Shipping and Handling Costs. Shipping and handling costs are reflected in cost of goods sold for all periods presented.

Advertising Costs. We recognize advertising expenses as they are incurred.

Pension and Postretirement Benefits. We have benefit plans that provide for pension, medical and life insurance benefits to certain eligible employees when they retire from active service. Generally, our practice is to fund the actuarially determined current service costs and the amounts necessary to amortize prior service obligations over periods ranging up to 30 years, but not in excess of the funding limitations.

Taxes. The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Deferred tax assets and liabilities are recognized using enacted tax rates for expected future tax consequences of events recognized in the financial statements or tax returns. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Earnings (loss) per Common Share. Basic earnings (loss) per share are computed by dividing the earnings (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share reflect the potential dilution of securities that could share in the earnings (loss). The diluted earnings (loss) per share computations for some periods use the basic number of shares due to the loss from continuing operations.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and short-term investments that have maturities of three months or less when purchased.

Concentration of Credit. We principally sell products to customers in the building products industries, in various geographic regions. In 2003, our net sales to The Home Depot, Inc. and Lowe’s Companies, Inc. were $400.0 million and $318.7 million, respectively. In 2002 and 2001, our net sales to Home Depot, Inc. were $380.3 million and $340.8 million, respectively. Our net sales to Lowe’s Companies, Inc. in years prior to 2003 were less than 10% of our total consolidated net sales. No other customer accounted for 10% or more of our total consolidated net sales.

There are no significant concentrations of credit risk other than with two home center customers who represent 23% and 22% of our trade receivables as of December 31, 2003 and 2002, respectively. We continuously evaluate the creditworthiness of our customers and generally do not require collateral.

Inventories. Inventories are valued at the lower of cost or market. Inventories also include certain resilient flooring samples used in ongoing sales and marketing activities.

Property and Depreciation. Property, plant and equipment values are stated at acquisition cost less accumulated depreciation and amortization. Depreciation charges for financial reporting purposes are determined on the straight-line basis at rates calculated to provide for the retirement of assets at the end of their useful lives, generally as follows: buildings, 20 to 40 years; machinery and equipment, 3 to 20 years.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective January 1, 2002, impairment losses are recorded when indicators of impairment are present, such as operating losses and/or negative cash flows. For purposes of calculating any impairment, we estimate the fair value and compare it to the carrying value of the asset. If the fair value is less than the carrying value of the asset, we record an impairment equal to the difference between the fair value and carrying value of the asset. When assets are disposed of or retired, their costs and related depreciation are removed from the financial statements and any resulting gains or losses normally are reflected in Selling, general and administrative expenses (SG&A).

Costs of the construction of certain property include capitalized interest which is amortized over the estimated useful life of the related asset. There was no capitalized interest recorded in 2003, 2002 and 2001 due to the Chapter 11 Filing.

Goodwill and Other Intangibles. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Our annual impairment test is performed in the fourth quarter. FAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment. See Note 12 for disclosure on goodwill and other intangibles.

Contingent Liabilities. In the context of the Chapter 11 Case, contingent liabilities, including claims that became known after the Filing, are recorded on the basis of the expected amount of the allowed claim in accordance with SOP 90-7 as opposed to the amount for which a claim may be settled.

Foreign Currency Transactions. Assets and liabilities of our subsidiaries operating outside the United States, which account in a functional currency other than US dollars, are translated using the year end exchange rate. Revenues and expenses are translated at the average exchange rates effective during the year. Foreign currency translation gains or losses are included as a component of accumulated other comprehensive income (loss) within shareholders’ equity. Gains or losses on foreign currency transactions are recognized through the statement of earnings.

Financial Instruments and Derivatives. From time to time, we use derivatives and other financial instruments to diversify or offset the effect of currency, interest rate and commodity price variability. See Note 19 for further discussion.

Stock-based Employee Compensation. At December 31, 2003, we had three stock-based employee compensation plans, which are described more fully in Note 25. We account for these plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-based Compensation,” to stock-based employee compensation.

	2003	2002	2001
Net income (loss), as reported	$(39.3)	$(2,142.8)	$92.8
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.1	0.6	1.8
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.2)	(1.1)	(4.0)

Pro forma net income (loss)	$(39.4)	$(2,143.3)	$90.6

Earnings (loss) per share:
Basic – as reported	$(0.97)	$(52.91)	$2.29
Basic – pro forma	$(0.97)	$(52.92)	$2.24
Diluted – as reported	$(0.97)	$(52.91)	$2.27
Diluted – pro forma	$(0.97)	$(52.92)	$2.22

Fiscal Periods. Prior to 2003, the fiscal years of the Wood Flooring and Cabinets segments ended on the Saturday closest to December 31, which was December 28, 2002 and December 29, 2001. No events had occurred between these dates and December 31 materially affecting our financial position or results of operations. During 2003, the Wood Flooring and Cabinets segments transitioned to a calendar quarter and year end. The effect of this transition on our comparative financial information was immaterial.

New Accounting Standards

In December 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This standard amends the disclosure requirements of SFAS 132 to require additional disclosures about assets, obligations, cash flow and net periodic benefit cost. The revised standard is effective in 2003, except for foreign plans, and the related disclosures have been included in Note 18.

Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which provides guidance on the accounting and disclosure for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Our current results of operations and financial position have not been affected.

Effective January 1, 2003, we adopted SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities,” which addresses accounting for restructuring and similar costs. This standard affects the timing of expenses associated with restructurings, but is not expected to change the long-term results of operations and financial position.

Effective July 1, 2003, we adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which addresses accounting for certain financial instruments with characteristics of both liabilities and equity. Our current results of operations and financial position have not been affected.

Effective with revenue arrangements entered into after June 30, 2003, we adopted Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides the criteria for identifying and allocating separate units of accounting related to revenue arrangements with multiple deliverables. Our current results of operations and financial position have not been affected.

Effective January 1, 2003, we adopted Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” which provides guidance on the accounting for consideration received from a vendor. Our current results of operations and financial position have not been affected.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The disclosure requirements were adopted December 31, 2002. The recognition and initial measurement provisions were adopted January 1, 2003. Our current results of operations and financial position have not been affected.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” The requirements for variable interest entities created after January 31, 2003 were adopted on February 1, 2003. Our current results of operations and financial position have not been affected. In December 2003, a modification to FIN 46 was issued (FIN 46R) which delayed the effective date until no later than fiscal periods ending after March 15, 2004 and provided additional technical clarifications to implementation issues. We currently do not have any variable interest entities as defined in FIN 46R. We do not expect that the adoption of this statement will have a material impact on our consolidated financial statements.

NOTE 3. NATURE OF OPERATIONS

Reportable Segments

For the year ended 2003	Resilient Flooring	Wood Flooring	Textiles & Sports Flooring	Building Products	Cabinets	All Other	Unallocated Corporate	Total
(amounts in millions)
Net sales to external customers	$1,181.5	$738.6	$271.9	$862.2	$204.8	—	—	$3,259.0
Equity loss (earnings) from affiliates	0.4	—	—	(20.8)	—	$(0.3)	—	(20.7)
Segment operating income (loss)	55.9	(4.0)	(9.8)	95.2	(11.1)	0.3	(136.9)	(10.4)
Restructuring and reorganization charges, net of reversals	1.2	0.8	7.4	—	—	—	(0.8)	8.6
Segment assets	915.3	576.6	207.1	551.5	102.3	18.8	2,276.2	4,647.8
Depreciation and amortization	61.7	42.8	5.2	34.0	3.2	—	26.7	173.6
Investment in affiliates	0.6	—	—	29.5	—	18.8	—	48.9
Capital additions	26.5	17.3	3.4	22.3	1.6	—	7.0	78.1

For the year ended 2002	Resilient Flooring	Wood Flooring	Textiles & Sports Flooring	Building Products	Cabinets	All Other	Unallocated Corporate	Total
(amounts in millions)
Net sales to external customers	$1,152.3	$719.3	$247.2	$826.6	$226.9	—	—	$3,172.3
Equity loss (earnings) from affiliates	0.1	—	—	(19.7)	—	$(2.1)	—	(21.7)
Segment operating income (loss)	64.5	53.0	(4.7)	96.5	(3.9)	2.1	$(2,544.8)	(2,337.3)
Restructuring and reorganization charges, net of reversals	2.2	—	(0.3)	—	—	—	—	1.9
Segment assets	890.7	619.7	203.4	544.6	116.6	18.4	2,111.4	4,504.8
Depreciation and amortization	54.7	16.8	5.6	32.2	2.2	—	25.2	136.7
Investment in affiliates	0.9	—	—	24.6	—	18.4	—	43.9
Capital additions	39.0	22.9	4.1	28.5	6.0	—	24.6	125.1

For the year ended 2001	Resilient Flooring	Wood Flooring	Textiles & Sports Flooring	Building Products	Cabinets	All Other	Unallocated Corporate	Total
(amounts in millions)
Net sales to external customers	$1,164.2	$655.3	$262.9	$831.0	$225.3	—	—	$3,138.7
Equity (earnings) from affiliates	(0.1)	—	—	(16.1)	—	$(0.3)	—	(16.5)
Segment operating income (loss)	70.8	0.9	(0.7)	92.4	15.2	0.3	$(38.8)	140.1
Restructuring and reorganization charges, net of reversals	0.2	4.1	1.2	1.1	1.1	—	1.3	9.0
Segment assets	855.3	1,260.6	177.7	527.0	108.0	16.3	1,093.2	4,038.1
Depreciation and amortization	57.3	36.0	4.7	33.0	2.3	—	23.5	156.8
Investment in affiliates	0.9	—	—	22.4	—	16.3	—	39.6
Capital additions	43.9	22.7	8.6	32.2	2.1	—	18.3	127.8

Accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance of the segments is evaluated on operating income before income taxes, unusual gains and losses, and interest expense.

The 2002 decrease in the assets of the Wood Flooring segment is primarily due to the $596.0 million ($593.8 million, net of tax) goodwill and intangible asset impairment write down recorded as a cumulative effect of a change in accounting principle as of January 1, 2002. See Note 12 for further details.

The 2002 increase in the assets of the Unallocated Corporate segment is primarily due to the $869.7 million increase in the deferred tax asset primarily created by the fourth quarter 2002 asbestos charge described in Notes 1 and 32.

Resilient Flooring — produces a broad range of floor coverings for homes and commercial and institutional buildings. Resilient Flooring products include vinyl sheet, vinyl tile, linoleum flooring and luxury vinyl tile. In addition, our Resilient Flooring segment sources and sells laminate products, adhesives, installation and maintenance materials and accessories, and has recently introduced ceramic tile products. Resilient Flooring products are offered in a wide variety of types, designs, and colors, and provide ease of installation and reduced maintenance (no-wax). We sell these products to wholesalers, large home centers, retailers, contractors, and to the manufactured homes industry.

Wood Flooring — produces wood flooring products for use in new residential construction and renovation, with some commercial applications in stores, restaurants and high-end offices. The product offering includes solid wood (pre-finished or unfinished) and engineered wood floors in various wood species (with oak being the primary species of choice). Virtually all of our Wood Flooring’s sales are in the U.S. Our Wood Flooring products are generally sold to independent wholesale flooring distributors and large home centers under the brand names Bruce®, Hartco® and Robbins®.

Textiles and Sports Flooring (“TSF”) — produces carpeting and sports flooring products that are sold mainly in Europe. Carpeting products consist principally of carpet tiles and broadloom used in commercial applications and in the leisure and travel industry. Sports flooring products include artificial turf and other sports surfaces. Our TSF products are sold primarily through retailers, contractors, distributors and other industrial businesses.

Building Products — produces suspended mineral fiber, soft fibers and metal ceiling systems for use in commercial, institutional and residential settings. In addition, our Building Products segment sources and sells wood ceiling systems. The products are available in numerous colors, performance characteristics and designs, and offer attributes such as acoustical control, rated fire protection, and aesthetic appeal. Commercial ceiling materials and accessories are sold to ceiling systems contractors and to resale distributors. Residential ceiling products are sold through wholesalers and retailers (including large home centers). Suspension system (grid) products manufactured by WAVE are sold by both Armstrong and the WAVE joint venture.

Cabinets — produces kitchen and bathroom cabinetry and related products, which are used primarily in the U.S. residential new construction and renovation markets. Through our system of company-owned and independent distribution centers and through direct sales to builders, our Cabinets segment provides design, fabrication and installation services to single and multi-family homebuilders, remodelers and consumers under the brand names IXL®, Bruce® and Armstrong™.

All Other — contributes operating income related to the equity investment in Interface Solutions, Inc.

Unallocated Corporate — includes expenses that have not been allocated to the business units. The most significant of these expenses relate to asbestos charges as discussed in Note 32.

The sales in the table below are allocated to geographic areas based upon the location of the customer.

Geographic Areas Net trade sales (amounts in millions)	2003	2002	2001
Americas:
United States	$2,247.3	$2,229.1	$2,188.1
Canada	125.8	120.5	114.4
Other Americas	24.8	26.4	23.5

Total Americas	$2,397.9	$2,376.0	$2,326.0

Europe:
Germany	$178.2	$172.6	$182.2
England	125.5	129.8	135.6
France	80.3	69.3	67.8
Netherlands	76.1	69.8	73.8
Italy	37.0	33.2	31.1
Switzerland	35.4	36.8	34.1
Russia	33.2	27.2	25.9
Spain	33.2	26.2	12.5
Belgium	20.6	19.9	16.2
Sweden	19.5	15.8	15.9
Other Europe	104.0	89.7	118.0

Total Europe	$743.0	$690.3	$713.1

Pacific area:
Australia	$35.3	$27.2	$25.3
China	26.1	22.9	24.1
Other Pacific area	56.7	55.9	50.2

Total Pacific area	$118.1	$106.0	$99.6

Total net trade sales	$3,259.0	$3,172.3	$3,138.7

Long-lived assets (property, plant and equipment), net at December 31 (amounts in millions)	2003	2002
Americas:
United States	$848.5	$930.9
Canada	15.0	14.1

Total Americas	$863.5	$945.0

Europe:
Belgium	$32.8	$25.4
England	38.1	39.2
France	15.9	13.9
Germany	224.0	192.5
Netherlands	42.1	42.8
Sweden	10.8	10.0
Other Europe	11.1	5.8

Total Europe	$374.8	$329.6

Pacific area:
China	$22.0	$23.2
Other Pacific area	7.0	5.9

Total Pacific area	$29.0	$29.1

Total long-lived assets, net	$1,267.3	$1,303.7

NOTE 4. LIABILITIES SUBJECT TO COMPROMISE

As a result of AWI’s Chapter 11 Filing (see Note 1), pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of our subsidiaries that are not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI’s asbestos liability is also recorded in liabilities subject to compromise. During the fourth quarter of 2002, AWI recorded a non-cash charge of $2.5 billion to increase its estimate of probable asbestos-related liability. See Note 1 for further discussion on how the Chapter 11 process may address AWI’s liabilities subject to compromise and Note 32 for further discussion of AWI’s asbestos liability.

Liabilities subject to compromise at December 31, 2003 and December 31, 2002 are as follows:

(amounts in millions)	2003	2002
Debt (at face value)	$1,388.6	$1,400.7
Asbestos-related liability	3,190.6	3,190.6
Prepetition trade payables	58.9	51.7
Prepetition other payables and accrued interest	62.7	60.4
ESOP loan guarantee	157.7	157.7

Total liabilities subject to compromise	$4,858.5	$4,861.1

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

See Note 17 for detail of debt subject to compromise.

NOTE 5. ACQUISITIONS

During 2001, we spent $5.6 million to purchase some of the remaining minority interest of already-consolidated entities within the Resilient Flooring segment. Approximately $5.0 million of the purchase price was allocated to goodwill.

On May 18, 2000, we acquired privately-held Switzerland-based Gema Holding AG (“Gema”), a manufacturer and installer of metal ceilings, for $6 million plus certain contingent consideration not to exceed $25.5 million, based on results over the three year period ending December 31, 2002. In accordance with the purchase agreement, the former owners of Gema were advised that the contingent consideration was $2.0 million. The former owners did not accept such calculation. Therefore, as permitted by the agreement, the contingent consideration calculation will be reviewed by a third party.

The Gema acquisition was recorded under the purchase method of accounting. The purchase price was allocated to the assets acquired and the liabilities assumed based on the estimated fair market value at the date of acquisition. The fair market value of tangible and identifiable intangible net assets acquired exceeded the purchase price by $24.2 million and this amount was recorded as a reduction of the fair value of property, plant and equipment. Contingent consideration of $2.0 million was accounted for as additional purchase price in the third quarter of 2003, with a corresponding amount recorded in accounts payable.

NOTE 6. DISCONTINUED OPERATIONS

In February 2001, we determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001 entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. Based on these events, the segment was classified as a discontinued operation starting with the fourth quarter of 2000. On June 12, 2001, negotiations with this investor were terminated. During the third quarter of 2001, we terminated our plans to permanently exit this segment. This decision was based on the difficulty encountered in selling the business and a new review of the business, industry and overall economy conducted by new senior management. Accordingly, this segment is no longer classified as a discontinued operation and amounts have been reclassified into operations as required by EITF Issue No. 90-16 – “Accounting for Discontinued Operations Subsequently Retained”.

Based on the expected net realizable value of the business determined during the negotiations to sell the business, we had recorded a pretax net loss of $34.5 million in the fourth quarter of 2000, $23.8 million net of tax benefit. We also had recorded an additional net loss of $3.3 million in the first quarter of 2001, as a result of price adjustments resulting from the negotiations. Concurrent with the decision to no longer classify the business as a discontinued operation, the remaining accrued loss of $37.8 million ($27.1 million net of tax) was reversed in the third quarter of 2001 and recorded as part of earnings from discontinued operations. Additionally, the segment’s net income of $3.1 million for the first and second quarter of 2001 was reclassified into earnings from continuing operations for those periods.

During the third quarter of 2001, we concluded there were indicators of impairment related to certain assets in this segment, and accordingly, an impairment evaluation was conducted. This evaluation led to an impairment charge of $8.4 million, representing the excess of book value over estimated fair value which was determined using a net discounted cash flows approach. The charge was included in cost of sales. The impairment was related to property, plant and equipment that produce certain products for which we anticipate lower demand in the future. Additionally, an inventory write-down of $2.1 million was recorded in the third quarter of 2001 within cost of sales related to certain products that will no longer be sold.

NOTE 7. OTHER DIVESTITURES

In July 2000, we sold our Installation Products Group to subsidiaries of the German company Ardex GmbH. During February 2003, we reached a settlement with Ardex on several open issues. The settlement allowed for the payment of a pre-petition liability to Ardex with a discount, adjusted the pricing for our adhesives purchases, eliminated a minimum purchase requirement and resolved environmental remediation disputes. Under the settlement, Ardex filed a proof of claim related to environmental remediation in AWI’s Chapter 11 Case, which will be treated as an allowed unsecured claim. This claim resulted in a fourth quarter 2002 charge of $5.3 million, which was recorded in other non-operating expense.

NOTE 8. ACCOUNTS AND NOTES RECEIVABLE

(amounts in millions)	2003	2002
Customer receivables	$358.4	$370.0
Customer notes	6.2	6.9
Miscellaneous receivables	17.0	17.2
Less allowance for discounts and losses	(66.2)	(61.7)

Net accounts and notes receivable	$315.4	$332.4

Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

NOTE 9. INVENTORIES

Approximately 39% and 42% of our total inventory in 2003 and 2002 was valued on a LIFO (last-in, first-out) basis. The remaining approximately 60% of our total inventory was valued on a FIFO (first-in, first-out) basis. Inventory values were lower than would have been reported on a total FIFO (first-in, first-out) basis, by $62.0 million at the end of 2003 and $52.6 million at year-end 2002.

(amounts in millions)	2003	2002
Finished goods	$330.7	$294.3
Goods in process	40.6	44.8
Raw materials and supplies	165.3	166.0
Less LIFO and other reserves	(82.2)	(69.6)

Total inventories, net	$454.4	$435.5

NOTE 10. PROPERTY, PLANT AND EQUIPMENT

(amounts in millions)	2003	2002
Land	$105.4	$94.3
Buildings	659.7	624.9
Machinery and equipment	1,893.7	1,786.0
Construction in progress	43.3	62.3
Less accumulated depreciation and amortization	(1,434.8)	(1,263.8)

Net property, plant and equipment	$1,267.3	$1,303.7

NOTE 11. EQUITY INVESTMENTS

Investments in affiliates were $48.9 million at December 31, 2003, an increase of $5.0 million, reflecting the equity earnings of our 50% interest in our WAVE joint venture and our remaining 35% interest in Interface Solutions, Inc. (“ISI”). We continue to purchase certain raw materials from ISI under a long-term supply agreement. Equity earnings from affiliates for 2003, 2002 and 2001 consisted primarily of income from a 50% interest in the WAVE joint venture and the 35% interest in ISI.

We purchase some grid products from WAVE, our 50%-owned joint venture with Worthington Industries. The total amount of these purchases was approximately $51 million, $44 million and $40 million for the years ended December 31, 2003, 2002 and 2001, respectively. We also provide certain selling and administrative processing services to WAVE for which we receive reimbursement. Additionally, WAVE leases certain land and buildings from us.

Condensed financial data for significant investments in affiliates accounted for under the equity method of accounting are summarized below:

(amounts in millions)	2003	2002
Current assets	$93.1	$82.1
Non-current assets	32.3	31.6
Current liabilities	65.1	16.0
Long-term debt	—	50.0
Other non-current liabilities	3.0	3.0

(amounts in millions)	2003	2002	2001
Net sales	$213.8	$201.4	$200.1
Gross profit	63.7	61.2	57.1
Net earnings	41.7	39.2	32.3

NOTE 12. GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. FAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment.

As of January 1, 2002, we had unamortized goodwill of $822.8 million, of which $717.2 million was attributable to the Wood Flooring segment. In the second quarter of 2002, we completed the assessment of goodwill and recorded a $590.0 million non-cash transitional impairment charge related to the Wood Flooring segment. The impairment charge is presented in the income statement as a cumulative effect of a change in accounting principle as of January 1, 2002. The impairment charge arose from the Wood Flooring segment’s fair value being lower than our carrying value. The Wood Flooring segment’s fair value was determined using a combination of discounted cash flows, values implicit in precedent business combinations of similar companies in the building products industry and stock market multiples of publicly-traded flooring companies. The fair value was negatively affected by lower operating profits and cash flows than were assumed at the time of the acquisition in 1998. The shortfalls were caused by a combination of lower sales plus higher manufacturing costs. Under previous accounting rules, no goodwill impairment would have been recorded at January 1, 2002.

In the fourth quarter of 2003, we completed our annual assessment of goodwill as required by FAS 142 and determined there was no impairment.

The following table represents the changes in goodwill since December 31, 2001.

(amounts in millions) Goodwill by segment	January 1, 2002	Adjustments, net(1)	Impairments	December 31, 2002
Resilient Flooring	$82.9	$6.4		$89.3
Wood Flooring	717.2	(13.4)	$(590.0)	113.8
Building Products	10.1	1.8	—	11.9
Cabinets	12.6	—	—	12.6

Total consolidated goodwill	$822.8	$(5.2)	$(590.0)	$227.6

(1)	Primarily consists of the effects of foreign exchange and resolution of pre-acquisition tax and other contingencies.

The following table represents the changes in goodwill since December 31, 2002.

(amounts in millions) Goodwill by segment	January 1, 2003	Adjustments, net(1)	Impairments	December 31, 2003
Resilient Flooring	$89.3	$17.8	$—	$107.1
Wood Flooring	113.8	(3.4)		110.4
Building Products	11.9	2.1		14.0
Cabinets	12.6			12.6

Total consolidated goodwill	$227.6	$16.5	$—	$244.1

(1)	Primarily consists of the effects of foreign exchange and resolution of pre-acquisition tax contingencies.

As of January 1, 2002, we had unamortized identifiable intangible assets of $94.1 million. It was determined that the fair value of one of Wood Flooring’s trademarks was lower than its carrying value. The fair value of the trademark was estimated using a discounted cash flow methodology. Accordingly, a non-cash transitional impairment charge of $6.0 million ($3.8 million, net of tax) was calculated and is presented in the income statement as a cumulative effect of a change in accounting principle as of January 1, 2002.

The following table details amounts related to our intangible assets as of December 31, 2003.

	December 31, 2003		December 31, 2002
(amounts in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Computer software	$104.1	$57.7	$100.6	$44.7
Land use rights and other	4.4	0.9	4.4	0.8

Total	$108.5	$58.6	$105.0	$45.5

Unamortized intangible assets
Trademarks and brand names	29.1		29.1

Total intangible assets	$137.6		$134.1

Aggregate Amortization Expense
For the year ended December 31	$15.5		$14.8

Amortization charges for computer software are determined on a straight-line basis at rates calculated to provide for the retirement of assets at the end of their useful lives, generally 3 to 7 years.

The annual amortization expense expected for the years 2004 through 2008 is as follows:

2004	$14.8
2005	13.2
2006	8.7
2007	3.7
2008	3.4

Comparison to prior year “As Adjusted”

The following table presents prior year reported amounts adjusted to eliminate the effect of goodwill and certain identifiable intangible asset amortization in accordance with FAS 142.

(in millions except per share amounts)	December 31,
	2003	2002	2001
Reported net income (loss)	$(39.3)	$(2,142.8)	$92.8
Add back: Goodwill amortization	—	—	22.8
Add back: Trademark and brand names amortization	—	—	0.8

Adjusted net income (loss)	$(39.3)	$(2,142.8)	$116.4

Basic net earnings (loss) per share:
Reported net income (loss)	$(0.97)	$(52.91)	$2.29
Goodwill amortization	—	—	0.56
Trademark and brand names amortization	—	—	0.02

Adjusted net income (loss)	$(0.97)	$(52.91)	$2.87

Diluted net earnings (loss) per share:
Reported net income (loss)	$(0.97)	$(52.91)	$2.27
Goodwill amortization	—	—	0.56
Trademark and brand names amortization	—	—	0.02

Adjusted net income (loss)	$(0.97)	$(52.91)	$2.85

NOTE 13. OTHER NON-CURRENT ASSETS

(amounts in millions)	2003	2002
Cash surrender value of company owned life insurance policies	$62.1	$58.8
Long term notes receivable	27.9	22.4
Other	21.2	24.9

Total other non-current assets	$111.2	$106.1

NOTE 14. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

(amounts in millions)	2003	2002
Payables, trade and other	$221.9	$206.6
Employment costs	41.8	65.8
Reorganization and severance expenses	3.4	1.9
Other	87.1	77.3

Total accounts payable and accrued expenses	$354.2	$351.6

Certain other accounts payable and accrued expenses have been categorized as liabilities subject to compromise (see Note 4).

NOTE 15. RESTRUCTURING AND OTHER ACTIONS

Restructuring charges of $1.7 million were recorded in the fourth quarter of 2003. $1.2 million related to severance and retirement benefits for employees in Textiles and Sports Flooring ($1.0 million) and Resilient Flooring ($0.2 million) segments, as part of the restructuring plan to consolidate certain functions in the European flooring business. Of the $1.2 million, $0.3 million represented a non-cash charge for retirement benefits, which is accounted for as a reduction of the prepaid pension asset. $0.3 million of the charge related to the closing of a Wood Flooring manufacturing location in Warren, Arkansas. Approximately 120 employees were impacted by this plant closure. The remaining $0.2 million of the charge related to the closing of a Resilient Flooring plant in Baroda, India. Approximately 70 employees were impacted by this plant closure. In addition, $0.4 of the remaining accruals from the 2003 charges in the Textiles and Sports Flooring ($0.3 million) and Resilient Flooring ($0.1 million) segments was reversed, comprising certain severance accruals that were no longer necessary.

In July 2003, we announced our plans to close the Wood Flooring manufacturing location in Port Gibson, Mississippi, effective September 2003, due to excess production capacity. The production has been transferred to another Wood Flooring location, resulting in a net reduction of approximately 145 positions. A $0.5 million restructuring charge was recorded for severance benefits. In addition, a charge of $15.1 million, related to accelerated depreciation, was recorded in the third quarter of 2003 as a component of cost of goods sold. Further analysis of the remaining fair value of certain fixed assets in the fourth quarter of 2003 lead to an additional charge to cost of goods sold of $0.8 million.

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

In the fourth quarter of 2002 and in the third quarter of 2002, $0.2 million and $0.6 million, respectively, of the remaining accrual related to the first quarter 2002 and fourth quarter 2001 charges in the Textiles and Sports Flooring segment was reversed, comprising certain severance accruals that were no longer necessary.

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

(amounts in millions)	Beginning Balance	Cash Payments	Charges	Reversals	Other	Ending Balance
2003	$9.1	$(8.7)	$10.1	$(1.8)	$1.3	$10.0
2002	8.9	(2.1)	2.3	(0.8)	0.8	9.1

The amount in “other” for 2003 and 2002 is primarily related to foreign currency translation.

Substantially all of the remaining balance of the restructuring accrual as of December 31, 2003 relates to a noncancelable-operating lease, which extends through 2017, and severance for terminated employees with extended payouts, the majority of which will be paid by the second quarter of 2004.

NOTE 16. INCOME TAXES

The tax effects of principal temporary differences between the carrying amounts of assets and liabilities and their tax bases are summarized in the table below. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize deferred tax assets, except for certain foreign tax credit, state and foreign net operating loss carryforwards and other basis adjustments for which we have provided a valuation allowance of $222.4 million. The $2.3 million of U.S. foreign tax credits will expire in 2005. We have $1,351.6 million of state net operating loss carryforwards with expirations between 2004 and 2023, and $268.1 million of foreign net operating loss carryforwards, which will be carried forward indefinitely. The valuation allowance decreased by $6.4 million in 2003 primarily due to the expiration of the state net operating loss carryforwards offset by additional foreign net operating losses.

Deferred income tax assets (liabilities) (amounts in millions)	2003	2002
Postretirement and postemployment benefits	$91.0	$88.4
Chapter 11 reorganization costs and restructuring costs	16.4	17.9
Asbestos-related liabilities	1,153.9	1,153.5
Foreign tax credit carryforward	2.3	4.9
Net operating losses	211.2	205.5
Other	135.4	96.5

Total deferred tax assets	1,610.2	1,566.7
Valuation allowance	(222.4)	(228.8)

Net deferred tax assets	1,387.8	1,337.9
Accumulated depreciation	(200.6)	(175.4)
Pension credit	(144.1)	(138.5)
Insurance for asbestos-related liabilities	(33.2)	(66.5)
Tax on unremitted earnings	(27.0)	(27.0)
Other	(73.7)	(66.8)

Total deferred income tax liabilities	(478.6)	(474.2)

Net deferred income tax assets	$909.2	$863.7

Deferred income taxes have been classified in the Consolidated Balance Sheet as:
Deferred income tax asset – current	$19.2	$14.7
Deferred income tax asset – non-current	988.3	869.7
Deferred income tax liability – current	(3.3)	—
Deferred income tax liability – non-current	(95.0)	(20.7)

Net deferred income tax assets (liabilities)	$909.2	$863.7

Details of taxes (amounts in millions)	2003	2002	2001
Earnings (loss) from continuing operations before income taxes:
Domestic	$(53.9)	$(2,398.0)	$117.1
Foreign	17.6	21.2	14.1
Eliminations	(4.7)	—	(15.5)

Total	$(41.0)	$(2,376.8)	$115.7

Income tax provision (benefit):
Current:
Federal	$25.1	$35.2	$5.0
Foreign	20.8	10.6	13.2
State	3.9	1.4	(0.6)

Total current	49.8	47.2	17.6

Deferred:
Federal	(41.5)	(874.1)	33.3
Foreign	(9.3)	(1.6)	(8.4)
State	(0.7)	0.7	—

Total deferred	(51.5)	(875.0)	24.9

Total income taxes (benefit)	$(1.7)	$(827.8)	$42.5

At December 31, 2003, unremitted earnings of subsidiaries outside the U.S. were $294.9 million (at December 31, 2003 balance sheet foreign exchange rates). We expect to repatriate $77.0 million of earnings for which $27.0 million of U.S. taxes were provided in 2000. No U.S. taxes have been provided on the remaining unremitted earnings as we intend to invest these earnings permanently. If such earnings were to be remitted without offsetting tax credits in the U.S., withholding taxes would be $7.5 million. The 2003, 2002 and 2001 tax provisions reflect the reversal of certain state and foreign tax and other accruals no longer required due to the completion of tax audits and/or expiration of statutes of limitation partially offset by certain nondeductible expenses.

Reconciliation to U.S. statutory tax rate (amounts in millions)	2003	2002	2001
Continuing operations tax (benefit) at statutory rate	$(14.4)	$(831.9)	$40.5
State income taxes, net of federal benefit	0.4	1.7	(1.9)
Foreign losses	7.8	7.2	1.1
Tax on foreign and foreign-source income	(4.9)	(15.9)	(8.4)
Goodwill amortization	—	—	6.7
Permanent book/tax differences	9.3	10.8	5.9
Other items, net	0.1	0.3	(1.4)

Tax expense (benefit) at effective rate	$(1.7)	$(827.8)	$42.5

Other taxes (amounts in millions)	2003	2002	2001
Payroll taxes	$79.1	$77.3	$74.2
Property, franchise and capital stock taxes	15.8	12.6	16.3

NOTE 17. DEBT

(See Note 4 regarding treatment of prepetition debt.)

(amounts in millions)	2003	Average year-end interest rate	2002	Average year-end interest rate
Borrowings under lines of credit	$450.0	7.18%	$450.0	7.18%
Commercial paper	50.0	6.75%	50.0	6.75%
Foreign banks	3.9	3.62%	12.3	4.58%
Bank loans due 2004-2015	34.1	5.65%	30.6	5.95%
9.00% medium-term notes due 2001	7.5	9.00%	7.5	9.00%
6.35% senior notes due 2003	200.0	6.35%	200.0	6.35%
6.50% senior notes due 2005	150.0	6.50%	150.0	6.50%
9.75% debentures due 2008	125.0	9.75%	125.0	9.75%
7.45% senior notes due 2029	200.0	7.45%	200.0	7.45%
7.45% senior quarterly interest bonds due 2038	180.0	7.45%	180.0	7.45%
Industrial development bonds	21.0	3.85%	21.0	4.00%
Capital lease obligations	3.3	7.63%	5.6	7.63%
Other	15.3	8.56%	27.6	10.65%

Subtotal	1,440.1	7.20%	1,459.6	7.26%
Less debt subject to compromise	1,388.6	7.29%	1,400.7	7.35%
Less current portion and short-term debt	12.1	5.13%	19.0	5.14%

Total long-term debt, less current portion	$39.4	4.72%	$39.9	5.10%

Approximately $37.0 million of the $51.5 million of total debt not subject to compromise outstanding as of December 31, 2003 was secured with buildings and other assets. Approximately $35.2 million of the $58.9 million of total debt not subject to compromise outstanding as of December 31, 2002 was secured with buildings and other assets.

Scheduled payments of long-term debt, excluding debt subject to compromise (amounts in millions):

2004	$8.2
2005	8.6
2006	6.7
2007	$2.5
2008	2.1

Debt from the table above included in liabilities subject to compromise consisted of the following at December 31, 2003 and 2002.

(amounts in millions)	2003	2002
Borrowings under lines of credit	$450.0	$450.0
Commercial paper	50.0	50.0
9.00% medium-term notes due 2001	7.5	7.5
6.35% senior notes due 2003	200.0	200.0
6.50% senior notes due 2005	150.0	150.0
9.75% debentures due 2008	125.0	125.0
7.45% senior notes due 2029	200.0	200.0
7.45% senior quarterly interest bonds due 2038	180.0	180.0
Industrial development bonds	11.0	11.0
Other	15.1	27.2

Total debt subject to compromise	$1,388.6	$1,400.7

On November 1, 2002, the Bankruptcy Court announced it had approved AWI’s motion to reduce the amount of its DIP Facility from $200 million to $75 million, eliminate the revolving credit borrowing feature, retain the letter of credit issuance facility and extend the maturity date to December 8, 2003. On September 29, 2003, the Bankruptcy Court announced it had approved AWI’s motion to extend the maturity date from December 8, 2003, to December 8, 2004, on its $75 million DIP Credit Facility that is limited to issuances of letters of credit. Obligations under the DIP Facility to reimburse drawings under the letters of credit constitute a super-priority administrative expense claim in the Chapter 11 Case. As of December 31, 2003 and 2002, AWI had approximately $22.8 million and $28.7 million, respectively, in letters of credit that were issued under the DIP Facility.

Other debt includes a $6.5 million zero-coupon note due in 2013 that was fully accreted to its face value of $18.6 million during 2000 due to the Chapter 11 Filing. This zero-coupon note was subsequently reduced by $12.1 million in December 2003 due to an agreement reached between AWI and the holder of the note as to the claim amount.

In addition, certain foreign subsidiaries have approximately $36.3 million of unused short-term lines of credit available from banks. The credit lines are subject to immaterial annual commitment fees.

NOTE 18. PENSION AND OTHER BENEFIT PROGRAMS

We have defined benefit pension plans and postretirement medical and insurance benefit plans covering eligible employees worldwide. We also have defined-contribution pension plans for eligible employees. Benefits from defined benefit pension plans, which cover substantially all employees worldwide, are based primarily on an employee’s compensation and years of service. We fund our pension plans as and when required. We fund postretirement benefits on a pay-as-you-go basis, with the retiree paying a portion of the cost for health care benefits by means of deductibles and contributions. We announced in 1989 and 1990 a 15-year phase-out of health care benefits for certain future retirees. These future retirees include parent company nonunion employees and some union employees.

Medicare Act

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“The Act”) became law in the United States. The Act expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligible participants starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligible participants with a range of options for coordinating with the new government-sponsored program. These options include supplementing the government program on a secondary payor basis or accepting a direct subsidy from the government to support a portion of the cost of the employer’s program.

Pursuant to guidance from the FASB, we have chosen to defer recognition of the potential effects of the Act in these 2003 disclosures. Therefore, the retiree health obligations and costs reported in the financial statements do not yet reflect any potential impact of the Act. FASB guidance, when issued, is likely to require the company to change previously reported information.

We will review our retiree health care strategy in light of the Act. In 2003, we paid approximately $8 million for prescription drug coverage for our Medicare-eligible retirees. We anticipate that our retiree health costs could be reduced in the future.

UNITED STATES PLANS

The following tables summarize the balance sheet impact of the pension and postretirement benefit plans, as well as the related benefit obligations, assets, funded status and rate assumptions. The pension benefits disclosures include both the Retirement Income Plan (RIP) and the Retirement Benefit Equity Plan, which is a nonqualified, unfunded plan designed to provide pension benefits in excess of the limits defined under Sections 415 and 401(a)(17) of the Internal Revenue Code.

We use a December 31 measurement date for our U.S. defined benefit plans.

	Pension Benefits		Retiree Health and Life Insurance Benefits
U.S. defined-benefit plans (amounts in millions)	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligation as of January 1	$1,423.4	$1,324.4	$458.2	$386.6
Service cost	21.8	17.2	3.4	5.6
Interest cost	91.8	89.1	26.2	28.1
Plan participants’ contributions	—	—	4.6	4.0
Plan amendments	20.2	0.7	(60.0)	(0.5)
Actuarial loss	111.2	83.5	38.0	64.5
Benefits paid	(97.6)	(91.5)	(33.8)	(30.1)

Benefit obligation as of December 31	$1,570.8	$1,423.4	$436.6	$458.2

Change in plan assets:
Fair value of plan assets as of January 1	$1,603.6	$1,735.9
Actual return on plan assets – gain/(loss)	373.7	(43.8)
Employer contribution	3.2	3.0	$29.2	$26.1
Plan participants’ contributions	—	—	4.6	4.0
Benefits paid	(97.6)	(91.5)	(33.8)	(30.1)

Fair value of plan assets as of December 31	$1,882.9	$1,603.6	$0.0	$0.0

Funded status of the plans	$312.1	$180.2	$(436.6)	$(458.2)
Unrecognized net actuarial loss (gain)	(18.5)	100.9	240.3	215.0
Unrecognized prior service cost	134.2	131.9	(45.9)	9.1

Net asset/(liability) recognized	$427.8	$413.0	$(242.2)	$(234.1)

	Pension Benefits		Retiree Health and Life Insurance Benefits
U.S. defined-benefit plans	2003	2002	2003	2002
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.00%	6.50%	6.00%	6.50%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.50%	7.00%	6.50%	7.00%
Expected return on plan assets	8.00%	8.75%	n/a	n/a
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

Investment Policies

The RIP’s primary investment objective is to increase the ratio of RIP assets to liabilities by maximizing the long-term return on investments while minimizing the likelihood of cash contributions over the next 5-10 years. This is to be achieved by (a) investing primarily in publicly-traded equities, (b) limiting return volatility by diversifying investments among additional asset classes with differing expected rates of return and return correlations, and (c) investing a portion of RIP assets in a bond portfolio whose duration is roughly equal to the duration of RIP liabilities. Derivatives may be used either to implement investment positions efficiently or to hedge risk but not to create investment leverage.

Each asset class utilized by the RIP has a targeted asset allocation. The table below shows the asset allocation target and the December 31, 2003 and 2002 position for each asset class:

	Target Weight at December 31, 2003	Position at December 31,
Asset Class		2003	2002
Domestic equity	41%	43%	40%
International equity	22%	25%	21%
High yield bonds	5%	6%	6%
Long duration bonds	25%	22%	27%
Real estate	7%	1%	1%
Other fixed income	0%	3%	5%

Domestic equity includes AHI common stock in the amounts of $1.6 million (0.08% of total RIP assets) and $0.5 million (0.03% of total RIP assets) at December 31, 2003 and 2002, respectively.

Basis of Rate-of-Return Assumption

Long-term asset class return forecasts were obtained from several investment firms. The forecasts were averaged to come up with consensus passive return forecasts for each asset class. An incremental component was added for the expected return from active management based both on the RIP’s experience and on historical information obtained from the RIP’s investment consultants. These forecast gross returns were reduced by estimated management fees and expenses, yielding a long-term return forecast of 8.00% per annum.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Retiree Health and Life Insurance Benefits
(amounts in millions)	2003	2002	2003	2002
Prepaid benefit costs	$445.8	$428.9
Accrued benefit liability	(38.3)	(33.3)	$(242.2)	$(234.1)
Intangible asset	0.8	1.0	—	—
Other comprehensive income	19.5	16.4	—	—

Net asset/(liability) recognized	$427.8	$413.0	$(242.2)	$(234.1)

The accumulated benefit obligation for the U.S. defined benefit pension plans was $1,464.1 million and $1,364.9 million at December 31, 2003 and 2002, respectively.

	Pension Benefits
U.S. pension plans with benefit obligations in excess of assets (millions)	2003	2002
Projected benefit obligation, December 31	$43.4	$35.5
Accrued benefit obligation, December 31	38.3	33.3
Fair value of plan assets, December 31	—	—

The above table relates to the Retirement Benefit Equity Plan, which is a nonqualified, unfunded plan designed to provide pension benefits in excess of the limits defined under Sections 415 and 401(a)(17) of the Internal Revenue Code.

The components of pension credit are as follows:

	Pension Benefits
U.S. defined-benefit plans (amounts in millions)	2003	2002	2001
Service cost of benefits earned during the year	$21.8	$17.2	$14.9
Interest cost on projected benefit obligation	91.8	89.1	93.0
Expected return on plan assets	(144.5)	(154.4)	(164.4)
Amortization of transition asset	—	(2.1)	(6.2)
Amortization of prior service cost	17.9	17.6	17.5
Amortization of net actuarial loss/(gain)	1.4	(6.6)	(11.6)

Net periodic pension credit	$(11.6)	$(39.2)	$(56.8)

The components of postretirement benefits cost are as follows:

	Retiree Health and Life Insurance Benefits
U.S. defined-benefit plans (amounts in millions)	2003	2002	2001
Service cost of benefits earned during the year	$3.4	$5.6	$3.6
Interest cost on accumulated postretirement benefit obligation	26.2	28.1	20.2
Amortization of prior service cost (benefit)	(5.1)	0.2	0.3
Amortization of net actuarial loss	12.3	11.2	2.1

Net periodic postretirement benefit cost	$36.8	$45.1	$26.2

For measurement purposes, an average rate of 10% annual increase in the per capita cost of covered health care benefits was assumed for 2004, decreasing 1% per year to an ultimate rate of 6%. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One percentage point
U.S. retiree health and life insurance benefit plans (amounts in millions)	Increase	Decrease
Effect on total of service and interest cost components	$1.9	$(1.7)
Effect on postretirement benefit obligation	25.4	(22.2)

We expect to contribute $3.5 million to our U.S. defined benefit pension plans and $29.4 million to our U.S. other postretirement benefit plans in 2004.

NON-U.S. PLANS

We have defined benefit pension plans covering employees in a number of foreign countries that utilize assumptions which are consistent with, but not identical to, those of the U.S. plans. The following tables summarize the balance sheet impact of foreign pension benefit plans, as well as the related benefit obligations, assets, funded status and rate assumptions.

	Pension Benefits
Non-U.S. defined-benefit plans (amounts in millions)	2003	2002
Change in benefit obligation:
Benefit obligation as of January 1	$340.1	$283.6
Service cost	8.2	8.1
Interest cost	19.4	15.9
Plan participants’ contributions	2.8	2.3
Plan amendments	(5.7)	0.1
Effect of settlements and curtailments	(0.9)	0.1
Foreign currency translation adjustment	57.1	44.3
Actuarial loss (gain)	2.4	4.0
Benefits paid	(19.6)	(18.3)

Benefit obligation as of December 31	$403.8	$340.1

Change in plan assets:
Fair value of plan assets as of January 1	$153.7	$156.8
Actual return on plan assets gain/(loss)	19.4	(20.9)
Employer contributions	19.4	15.1
Plan participants’ contributions	2.8	2.3
Foreign currency translation adjustment	24.7	18.7
Benefits paid	(19.6)	(18.3)

Fair value of plan assets as of December 31	$200.4	$153.7

Funded status of the plans	$(203.4)	$(186.4)
Unrecognized net actuarial loss	53.0	53.4
Unrecognized transition obligation	(0.1)	0.2
Unrecognized prior service (benefit) cost	(0.5)	5.9

Net liability recognized	$(151.0)	$(126.9)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits
(amounts in millions)	2003	2002
Prepaid benefit cost	$9.3	$6.3
Accrued benefit liability	(178.1)	(152.6)
Intangible asset	3.5	3.9
Other comprehensive income	14.3	15.5

Net liability recognized	$(151.0)	$(126.9)

	Pension Benefits
Non-U.S. pension plans with benefit obligations in excess of assets (millions)	2003	2002
Projected benefit obligation, December 31	$335.0	$340.1
Accrued benefit obligation, December 31	300.6	300.2
Fair value of plan assets, December 31	131.2	153.7

The components of pension cost are as follows:

Non-U.S. defined-benefit plans (amounts in millions)	2003	2002	2001
Service cost of benefits earned during the year	$8.2	$8.1	$7.9
Interest cost on projected benefit obligation	19.4	15.9	15.4
Expected return on plan assets	(12.8)	(11.2)	(11.0)
Amortization of transition obligation	0.3	0.1	0.4
Amortization of prior service cost	0.6	0.6	0.2
Amortization of net actuarial loss	0.5	0.2	—

Net periodic pension cost	$16.2	$13.7	$12.9

The funded status of non-U.S. defined-benefit plans was determined using the following assumptions:

	Pension Benefits
Non-U.S. defined-benefit plans	2003	2002
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.40%	5.50%
Rate of compensation increase	3.40%	3.40%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.50%	5.50%
Expected return on plan assets	6.40%	6.40%
Rate of compensation increase	3.40%	3.70%

Costs for other defined contribution benefit plans and multiemployer pension plans were $11.3 million in 2003, $9.9 million in 2002, and $11.9 million in 2001.

NOTE 19. FINANCIAL INSTRUMENTS

We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments are as follows:

	2003		2002
(millions at December 31)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets/(Liabilities):
Debt subject to compromise	$(1,388.6)	$(752.2)	$(1,400.7)	$(600.2)
Long-term debt, including current portion	(47.6)	(47.6)	(46.6)	(46.6)
Foreign currency contract obligations	(1.0)	(1.0)	(4.6)	(4.6)
Natural gas contracts	3.5	3.5	3.9	3.9

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses, short-term debt and current installments of long-term debt approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt were based upon quotes from major financial institutions taking into consideration current rates offered to us for debt of the same remaining maturities. The fair value estimates of foreign currency contract obligations are estimated from national exchange quotes. The fair value estimates of natural gas contracts are estimated by obtaining quotes from major financial institutions and energy companies.

We utilize lines of credit and other commercial commitments in order to ensure that adequate funds are available to meet operating requirements. On December 31, 2003, our foreign subsidiaries had available lines of credit totaling $45.9 million, of which $9.6 million was used, leaving $36.3 million of unused lines of credit for borrowing on December 31, 2003.

On December 31, 2003, we had outstanding letters of credit totaling $62.6 million, of which $22.8 million was issued under the DIP Facility. The DIP Facility had $52.2 million that remained available for issuance of letters of credit as of December 31, 2003. Letters of credit are issued to third party suppliers, insurance and financial institutions and can only be drawn upon in the event of our failure to pay our obligations to the beneficiary. Letters of credit are currently arranged through AWI’s DIP Facility, lead managed by JP Morgan Chase. Certain letters of credit arranged with Wachovia Bank prior to the Filing remain outstanding.

NOTE 20. DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices that could impact our results of operations and financial condition. We use swap, forward and option contracts to hedge currency and commodity exposures. We regularly monitor developments in the capital markets and only enter into currency and swap transactions with established counter-parties having investment grade ratings. Exposure to individual counterparties is controlled, and thus we consider the risk of counterparty default to be negligible. Swap, forward and option contracts are entered into for periods consistent with underlying exposure and do not constitute positions independent of those exposures. We use derivative financial instruments as risk management tools and not for speculative trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions and energy companies in order to manage our exposure to potential nonperformance on such instruments.

Interest Rate Risk – Due to AWI’s Chapter 11 Filing, all affected debt was classified as liabilities subject to compromise and there were no open interest rate derivatives as of December 31, 2003 and 2002.

Currency Rate Risk – We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. At December 31, 2003, our major foreign currency exposures are to the Euro, the Canadian dollar and the British pound.

We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows, resulting from the sale of product to foreign customers and purchases from foreign suppliers, will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. These transactions allow us to further reduce our overall exposure to exchange rate movements, since the gains and losses on these contracts offset losses and gains on the transactions being hedged. Gains and losses on these instruments are deferred in other comprehensive income until the underlying transaction is recognized in earnings. The net fair value of these instruments at December 31, 2003 was an asset of $1.6 million, all of which is expected to be taken to earnings in the next twelve months. The earnings impact is reported in either net sales, cost of goods sold or other expense to match the underlying transaction being hedged. The earnings impact of these hedges was a $1.2 million gain during 2003.

We also use foreign currency forward exchange contracts to hedge exposures created by cross-currency inter-company loans. The underlying inter-company loans are classified as short-term and translation adjustments related to these loans are recorded in other income. The related derivative contracts are classified as fair value hedges and the offsetting gains and losses on these contracts are also recorded in other income. The fair value of these instruments at December 31, 2003 was a $2.6 million liability, all of which is expected to be taken to earnings in the next twelve months. During 2003, the net earnings impact of these hedges was a loss of $0.1 million, recorded in other income, which was comprised of a loss of approximately $32.2 million from the foreign currency forward exchange contracts substantially offset by the 2003 translation adjustment of approximately $32.1 million for the underlying inter-company loans.

Commodity Price Risk – We purchase natural gas for use in the manufacture of ceiling tiles and other products and to heat many of our facilities. As a result, we are exposed to movements in the price of natural gas. We have a policy of minimizing cost volatility by purchasing natural gas forward contracts, purchased call options, and zero-cash collars. These instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying products are sold. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The fair value of these instruments at December 31, 2003 was a $3.5 million asset, of which $3.1 million is expected to be taken to earnings in the next twelve months. The earnings impact of hedges that matured during 2003, recorded in cost of goods sold, was $7.8 million of income. The earnings impact of the ineffective portion of these hedges was not material during 2003.

NOTE 21. GUARANTEES

As of December 31, 2003, we maintained agreements with the lending institutions of two of our distributors. Under these agreements, if a distributor were to default on its borrowings and the lender foreclosed on the assets, the bank could return a large part of any of our products still at the distributor (subject to certain quality and roll size minimums) for a refund of original cost. One agreement expired February 2004 and the remaining agreement will expire in September 2004. At December 31, 2003, the amount of inventory held at the remaining distributor was approximately $3.8 million. No claim has been made under any of these agreements and we do not anticipate any such claims in the future. As such, no liability has been recorded for these agreements.

In disposing of assets through mid 2000, AWI and some subsidiaries had entered into contracts that included various indemnity provisions, covering such matters as taxes, environmental liabilities and asbestos and other litigation. Some of these contracts had exposure limits, but many did not. Due to the nature of the indemnities, it is not possible to estimate the potential maximum exposure under these contracts. As a debtor-in-possession, for those contracts that are still executory where AWI was the sole guarantor, AWI anticipates rejecting those contracts. Parties that timely file claims with respect to such contracts will have such claims addressed in AWI’s Chapter 11 Case. AWI cannot estimate the value of any potential claims that will ultimately be allowed by the Bankruptcy Court. See Item 1 regarding Proceedings under Chapter 11.

Subsidiaries that are not part of the Chapter 11 Filing also entered into certain contracts that included various indemnity provisions similar to those described above. Since these subsidiaries are not part of the Chapter 11 Filing, these contracts continue to be in effect. Some of these contracts had exposure limits, but many did not. Due to the nature of the indemnities, it is not possible to estimate the potential maximum exposure under all these contracts. For contracts under which an indemnity claim has been received, a liability of $1.4 million has been recorded as of December 31, 2003. See Item 3 regarding Litigation for additional information.

In September 1999, we sold our Textiles Products operations. As part of the divestiture agreement, we transferred certain liabilities and assets to the purchaser to cover pension payments earned by the work force as of the sale date. We also reimburse the purchaser for such pension payments that are not covered by the pension assets. In addition, we agreed to reimburse the purchaser for the tax impact of our reimbursement of the pension payments. This agreement has no termination date. As of December 31, 2003, we maintained a $1.4 million liability for this guarantee and the maximum payments could be approximately $3.3 million, excluding any amounts paid for tax reimbursement.

See Notes 4 and 24 for a discussion of the ESOP loan guarantee.

NOTE 22. PRODUCT WARRANTIES

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. Generally, the terms of these warranties range up to 25 years and provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for product warranties for 2003 and 2002:

(amounts in millions)	2003	2002
Balance at beginning of year	$22.7	$19.2
Reductions for payments	(38.9)	(38.5)
Current year warranty accruals	40.6	41.8
Preexisting warranty accrual changes	(0.3)	(1.2)
Effects of foreign exchange translation	1.8	1.4

Balance at end of year	$25.9	$22.7

NOTE 23. OTHER LONG-TERM LIABILITIES

(amounts in millions)	2003	2002
Long-term deferred compensation arrangements	$41.1	$41.5
Environmental liabilities not subject to compromise	8.4	9.8
Other	31.7	31.4

Total other long-term liabilities	$81.2	$82.7

NOTE 24. RETIREMENT SAVINGS AND STOCK OWNERSHIP PLAN (RSSOP)

In 1989, we established an Employee Stock Ownership Plan (“ESOP”) that borrowed $270 million from banks and insurance companies, repayable over 15 years and guaranteed by AWI. The ESOP used the proceeds to purchase 5,654,450 shares of a new series of convertible preferred stock issued by Armstrong. In 1996, the ESOP was merged with the Retirement Savings Plan for salaried employees (a defined-contribution pension plan) to form the Retirement Savings and Stock Ownership Plan (“RSSOP”). On July 31, 1996, the trustee of the ESOP converted the preferred stock held by the trust into approximately 5.1 million shares of common stock at a one-for-one ratio.

The number of shares released for allocation to participant accounts has been based on the proportion of principal and interest paid to the total amount of debt service remaining to be paid over the life of the borrowings. Through December 31, 2003, the RSSOP allocated 2,374,000 shares to participants that remain outstanding, participants retired 2,049,000 shares, AHI contributed an additional 437,000 shares from its treasury and the trustee purchased 243,000 shares on the open market to allocate to employees. As of December 31, 2003, there were approximately 1,912,000 shares in the RSSOP that had yet to be allocated to participants.

All RSSOP shares are considered outstanding for earnings per share calculations. Historically, dividends on allocated shares were credited to employee accounts while dividends on unallocated shares were used to satisfy debt service payments.

We recorded costs for the RSSOP of $5.6 million in 2003, $4.5 million in 2002 and $3.5 million in 2001, which related to company cash matching contributions.

See Note 32 for information regarding an audit of the RSSOP by the U.S. Department of Labor.

The RSSOP currently covers parent company nonunion employees, some parent company union employees, Wood Flooring salaried employees, and Cabinets salaried employees.

On November 22, 2000, AWI failed to repay $50 million in commercial paper that was due. Subsequently, the remaining ESOP bond principal balance of $142.2 million became immediately payable along with a $15.5 million interest and tax make-whole premium. ESOP debt service payments have not been made since June 2000. As a result of the Chapter 11 Filing, AWI’s guarantee of these ESOP loan obligations of $157.7 million is now classified as a liability subject to compromise.

NOTE 25. STOCK-BASED COMPENSATION PLANS

Awards under the 1993 Long-Term Stock Incentive Plan (“1993 Plan”) were made in the form of stock options, stock appreciation rights in conjunction with stock options, performance restricted shares and restricted stock awards. No additional awards may be issued under the 1993 Plan.

During 1999, we adopted the 1999 Long-Term Incentive Plan (“1999 Plan”) which replaced the 1993 Plan. The 1999 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, performance-restricted shares and restricted stock awards. The 1999 Plan also incorporates stock awards and cash incentive awards. No more than 3,250,000 shares of common stock may be issued under the 1999 Plan, and no more than 300,000 of the shares may be awarded in the form of performance restricted shares, restricted stock awards or stock awards. The 1999 Plan does not allow awards to be granted after April 25, 2009. Pre-1999 grants made under predecessor plans will be governed under the provisions of those plans.

During 2000, we adopted the Stock Award Plan (“2000 Plan”) to enable stock awards and restricted stock awards to officers, key employees and non-employee directors. No more than 750,000 treasury shares may be awarded under the 2000 Plan. The 2000 Plan will remain in effect until the earlier of the grant of all the shares allowed under the plan or termination of the plan by the Board of Directors.

All of the three plans discussed above will be terminated upon the effective date of AWI’s plan of reorganization.

Approximately 1,702,000 stock options were cancelled as a result of a restricted stock for stock option exchange program offered to employees in 2000. Employees other than the CEO holding stock options were given a one-time opportunity to exchange their stock options with exercise prices above $50 per share for shares of AHI restricted stock based on specified conversion ratios. The shares issued under this exchange program were issued under the 2000 Plan and were fully vested by August 2002. Expenses related to this event were $0.1 million in 2002 and $0.7 million in 2001.

Options are granted to purchase shares at prices not less than the closing market price of the shares on the dates the options are granted. The options generally become exercisable in one to three years and expire 10 years from the date of grant.

Changes in option shares outstanding (thousands except for share price)	2003	2002	2001
Option shares at beginning of year	2,508.8	2,682.6	2,777.5
Options granted	—	—	100.0
Option shares exercised	—	—	—
Options cancelled	(131.9)	(173.8)	(194.9)

Option shares at end of year	2,376.9	2,508.8	2,682.6
Option shares exercisable at end of year	2,343.6	1,963.5	1,551.7
Shares available for grant	4,425.8	4,285.6	4,161.5
Weighted average price per share:
Options outstanding	$30.62	$30.52	$30.36
Options exercisable	$31.01	34.50	39.51
Options granted	N/A	N/A	3.60
Option shares exercised	N/A	N/A	N/A

The table below summarizes information about stock options outstanding at December 31, 2003.

(thousands except for life and share price)

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at 12/31/03	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable at 12/31/03	Weighted- average exercise price
$1.19 - $18.00	300.0	6.9	$7.05	266.7	$7.49
$18.01 - $19.50	1,256.2	6.2	19.44	1,256.2	19.44
$19.51 - $49.00	274.9	1.8	45.26	274.9	45.26
$49.01 - $69.00	366.6	2.3	56.49	366.6	56.49
$69.01 - $84.00	179.2	3.9	73.14	179.2	73.14

	2,376.9			2,343.6

Restricted stock awards can be used for the purposes of recruitment, special recognition and retention of key employees. No award of restricted stock shares was granted in 2003. At the end of 2003, there were 121,313 restricted shares of common stock outstanding with 1,026 accumulated dividend equivalent shares.

SFAS No. 123, “Accounting for Stock-Based Compensation,” permits entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures. Had compensation costs for these plans been determined consistent with SFAS No. 123, our net earnings and earnings per share would have been reduced to the following pro forma amounts.

(amounts in millions)	2003	2002	2001
Net earnings (loss):
As reported	$(39.3)	$(2,142.8)	$92.8
Pro forma	$(39.4)	(2,143.3)	90.6
Basic earnings (loss) per share:
As reported	$(0.97)	(52.91)	2.29
Pro forma	$(0.97)	(52.92)	2.24
Diluted earnings (loss) per share:
As reported	$(0.97)	(52.91)	2.27
Pro forma	$(0.97)	(52.92)	2.22

The fair value of grants was estimated on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions for 2001 presented in the table below. The weighted-average fair value of stock options granted in 2001 was $1.21 per share. There were no stock options granted in 2003 and 2002.

2001
Risk-free interest rate	4.57%
Dividend yield	0%
Expected life	5 years
Volatility	28%

NOTE 26. EMPLOYEE COMPENSATION

Employee compensation is presented in the table below. Charges for severance costs and early retirement incentives to terminated employees (otherwise recorded as restructuring charges) have been excluded.

Employee compensation cost (amounts in millions)	2003	2002	2001
Wages and salaries	$711.4	$707.9	$685.3
Payroll taxes	79.1	77.3	74.2
Pension expense (credits), net	15.9	(15.6)	(32.0)
Insurance and other benefit costs	112.4	106.7	92.3
Stock-based compensation	0.2	0.9	2.7

Total	$919.0	$877.2	$822.5

The increases in insurance and other benefit costs are primarily related to increased medical benefit costs.

NOTE 27. LEASES

We rent certain real estate and equipment. Several leases include options for renewal or purchase, and contain clauses for payment of real estate taxes and insurance. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. As part of the Chapter 11 Case, AWI must decide whether to assume, assume and assign, or reject prepetition unexpired leases and other prepetition executory contracts. AWI has been granted an extension through and including the date on which an order confirming the Plan is entered by the U.S. District Court for the District of Delaware to make these decisions with respect to prepetition unexpired leases of real property.

With respect to prepetition executory contracts and unexpired leases not related to real estate, AWI has until confirmation of a reorganization plan to make these decisions unless such time is shortened by the Bankruptcy Court. The accompanying financial statements do not reflect any adjustment related to assumption or rejection of such agreements.

Rental expense was $19.9 million in 2003, $20.5 million in 2002 and $19.1 million in 2001. Future minimum payments at December 31, 2003, by year and in the aggregate, having noncancelable lease terms in excess of one year were as follows:

Scheduled minimum lease payments (amounts in millions)	Capital Leases	Operating Leases
2004	$1.2	$15.7
2005	1.6	12.0
2006	1.0	9.4
2007	0.7	5.8
2008	0.3	4.1
Thereafter	0.1	10.9

Total	$4.9	$57.9

We have capital leases that have lease payments that extend until 2018. Assets under capital leases are included in the consolidated balance sheets as follows:

(amounts in millions)	2003	2002
Land	$3.8	$3.8
Building	4.1	4.1
Machinery	25.8	25.2
Less accumulated amortization	(11.6)	(9.5)

Net assets	$22.1	$23.6

NOTE 28. SHAREHOLDERS’ EQUITY

Treasury share changes for 2003, 2002 and 2001 are as follows:

Years ended December 31 (thousands)	2003	2002	2001
Common shares
Balance at beginning of year	11,201.3	11,176.6	11,034.3
Stock purchases and other	8.7	24.7	145.3
Stock issuance activity, net	—	—	(3.0)

Balance at end of year	11,210.0	11,201.3	11,176.6

Stock purchases and other represent shares received under stock-based compensation plan forfeitures and share tax withholding transactions.

The balance of each component of accumulated other comprehensive income (loss) as of December 31, 2003 and 2002 is presented in the table below.

(amounts in millions)	2003	2002
Foreign currency translation adjustments	$61.9	$5.1
Derivative gain, net	3.3	3.6
Minimum pension liability adjustments	(21.9)	(20.9)

Accumulated other comprehensive income/(loss)	$43.3	$(12.2)

The related tax effects allocated to each component of other comprehensive income (loss) for 2003 are presented in the table below.

(amounts in millions)	Pre-tax Amount	Tax Expense (Benefit)	After tax Amount
Foreign currency translation adjustments	$56.8	—	$56.8
Derivative (loss), net	(0.4)	0.1	(0.3)
Minimum pension liability adjustments	(1.7)	0.7	(1.0)

Total other comprehensive income	$54.7	$0.8	$55.5

NOTE 29. SUPPLEMENTAL FINANCIAL INFORMATION

(amounts in millions) Selected operating expenses	2003	2002	2001
Maintenance and repair costs	$107.8	$110.7	$112.2
Research and development costs	44.4	49.2	56.3
Advertising costs	32.7	41.2	49.8
Other non-operating expense
Foreign currency translation loss, net of hedging activity	$2.6	$0.3	$3.8
Impairment of note receivable from previous divestitures	9.6	0.2	2.0
Former employees claim settlement	1.0	—	—
Impairment loss on available for sale securities	—	—	3.2
Other	2.5	7.7	2.8

Total	$15.7	$8.2	$11.8

Other non-operating income
Interest income	$3.5	$4.8	$4.8
Interest on asbestos receivable payment	1.1	—	—
Demutualization proceeds	—	0.2	3.5
Foreign currency translation gain, net of hedging activity	0.1	0.7	4.3
Other	0.1	0.3	0.4

Total	$4.8	$6.0	$13.0

NOTE 30. SUPPLEMENTAL CASH FLOW INFORMATION

(amounts in millions)	2003	2002	2001
Interest paid	$4.9	$5.9	$8.4
Income taxes paid, net of refunds	27.5	44.4	13.3
Acquisitions:
Fair value of assets acquired	—	—	0.6
Cost in excess of net assets acquired	—	—	5.0

Acquisitions cash paid, net of cash acquired	—	—	$5.6

NOTE 31. RELATED PARTIES

We sold 65% of our ownership in our gasket products subsidiary, (now known as Interface Solutions, Inc. or “ISI”) on June 30, 1999. We still retain 35% ownership of this business as of December 31, 2003. As part of the divestiture, we agreed to continue to purchase a portion of the felt products used in the manufacturing of resilient flooring from ISI for an initial term of eight years. Currently, we are required to purchase at least 75% of our felt requirements from ISI. The sale agreement also stipulated quarterly felt price adjustments that are based upon changing market prices for the felt. In October 2002, the agreement was amended to include a cap on increases for 2003 and 2004. We can purchase felt products from another supplier if ISI’s prices are more than 10% higher than another supplier’s prices. Armstrong and ISI are required to cooperate in product reformulation and new product development, but we are free to seek alternatives to felt products. Additionally, we receive nominal monthly payments from ISI for some logistics and administrative services. ISI had filed a proof of claim in Armstrong’s Chapter 11 Case requesting payment for our prepetition obligations. This matter was settled in November 2002 with ISI agreeing to withdraw its proof of claim upon the consummation of the POR, subject to certain terms and conditions.

See discussion of Ardex in Note 7.

See discussion of WAVE in Note 11.

NOTE 32. LITIGATION AND RELATED MATTERS ASBESTOS-RELATED LITIGATION

Prior to December 6, 2000, AWI, the major operating subsidiary of AHI, had been named as a defendant in personal injury cases and property damage cases related to asbestos-containing products. On December 6, 2000, AWI filed a voluntary petition for relief (“the Filing”) under Chapter 11 of the U.S. Bankruptcy Code to use the court-supervised reorganization process to achieve a resolution of AWI’s asbestos-related liability.

Two of AWI’s domestic subsidiaries also commenced Chapter 11 proceedings at the time of the Filing. AHI and all of AWI’s other direct and indirect subsidiaries, including Armstrong Wood Products Inc. (formerly Triangle Pacific Corp.), WAVE (Armstrong’s ceiling grid systems joint venture with Worthington Industries, Inc.), Armstrong Canada and Armstrong DLW AG were not a part of the Filing and accordingly the liabilities, including asbestos-related liability if any, of such companies arising out of their own activities will not be resolved in AWI’s Chapter 11 Case except for any asbestos-related liability that also relates, directly or indirectly, to the pre-Filing activities of AWI.

Asbestos-Related Personal Injury Claims

Prior to the Filing, AWI was a member of the Center for Claims Resolution (the “CCR”) which handled the defense and settlement of asbestos-related personal injury claims on behalf of its members. The CCR pursued broad-based settlements of asbestos-related personal injury claims under the Strategic Settlement Program (“SSP”) and had reached agreements with law firms that covered approximately 130,000 claims that named AWI as a defendant.

Due to the Filing, holders of asbestos-related personal injury claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against AWI. In addition, AWI ceased making payments to the CCR with respect to asbestos-related personal injury claims, including payments pursuant to the outstanding SSP agreements. A creditors’ committee representing the interests of asbestos-related personal injury claimants and an individual representing the interests of future claimants have been appointed in the Chapter 11 Case. AWI’s present and future asbestos-related liability will be addressed in its Chapter 11 Case. See Note 1 regarding AWI’s Chapter 11 proceeding.

During 2003, AWI and the other parties in its Chapter 11 Case reached agreement on a plan of reorganization that addresses how all of AWI’s pre-Filing liabilities are to be settled. Several amendments to the plan of reorganization were filed, culminating in the Fourth Amended Plan of Reorganization filed with the Bankruptcy Court on May 23, 2003, which was modified by modifications filed with the Bankruptcy Court on October 17, 2003 and November 10, 2003, and is referred to in this report as the “POR”. A principal feature of the POR is the creation of a trust (the “Asbestos P I Trust”), pursuant to section 524(g) of the Bankruptcy Code, for the purpose of addressing AWI’s personal injury (including wrongful death) asbestos-related liability. Based upon events through early March 2003, primarily the parties’ agreement on the basic terms of the POR’s treatment of AWI’s asbestos-related liabilities, management concluded that it could reasonably estimate its probable liability for AWI’s current and future asbestos-related personal injury claims. Accordingly, in the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase the balance sheet liability. The recorded asbestos-related liability for personal injury claims of approximately $3.2 billion at December 31, 2003 and 2002, which was treated as subject to compromise, represents the estimated amount of liability that is implied based upon the negotiated resolution reflected in the POR, the total consideration expected to be paid to the Asbestos P I Trust pursuant to the POR and an assumption for this purpose that the recovery value percentage for the allowed claims of the Asbestos P I Trust that is equal to the estimated recovery value percentage for the allowed non-asbestos unsecured claims. See Note 1 regarding the consideration to be distributed pursuant to the POR.

Pursuant to the POR, all present and future asbestos-related personal injury claims against AWI, including contribution claims of co-defendants, arising directly or indirectly out of AWI’s pre-Filing use of or other activities involving asbestos will be channeled to the Asbestos P I Trust. In accordance with the 524(g) injunction to be issued by the District Court in connection with the confirmation of the POR, various entities will be protected from such present and future asbestos-related personal injury claims. These entities include, among others, AWI as it will be reorganized, AHI, AWI’s subsidiaries and other affiliates (as defined in the POR), and their respective officers and directors. Upon emergence from Chapter 11, AWI will not have any responsibility for these claims (including claims against AWI based solely on its ownership of a subsidiary or other affiliate), nor will it participate in their resolution.

However, although AWI’s domestic and foreign subsidiaries and other affiliates will be protected parties, asbestos-related personal injury claims against them will be channeled to the Asbestos P I Trust only to the extent such claims directly or indirectly relate to the manufacturing, installation, distribution or other activities of AWI or are based solely on AWI’s ownership of the subsidiaries or other affiliates (as distinguished from independent activities of the subsidiaries or affiliates). Currently, two asbestos-related personal injury litigations allegedly arising out of such independent activities are pending, both against the same domestic subsidiary of AWI and in California state court; these actions have not been stayed as a result of the Filing. It is asserted that the plaintiffs were exposed to asbestos for many years in various occupations, including while aboard various ships in the 1940s and 1950s, and as a result contracted various asbestos-related diseases. It is alleged that the subsidiary is a “successor in interest” to a company that, at certain times before the company was owned by AWI, allegedly owned some of these vessels. These claims will not be channeled to the Asbestos P I Trust under the POR inasmuch as they do not involve activities of AWI. Both cases have multiple defendants. The subsidiary denies liability and is aggressively defending the matters. AWI has not recorded any liability for these matters. Management does not expect that any sum that may have to be paid in connection with these matters will be material to Armstrong.

In addition, workers’ compensation claims brought against AWI or its subsidiaries or other affiliates will not be channeled to the Asbestos P I Trust and will remain subject to the workers’ compensation process. Historically, workers’ compensation claims against AWI and its subsidiaries have not been significant in number or amount and AWI has continued to honor its obligations with respect to such claims during the Chapter 11 Case. Workers’ compensation law provides that the employer is responsible for evaluation, medical treatment and lost wages as a result of a job-related injury. Currently, AWI has only three pending workers’ compensation claims involving alleged asbestos exposure.

There also is uncertainty as to proceedings, if any, brought in certain foreign jurisdictions with respect to the effect of the 524(g) injunction in precluding the assertion in such jurisdictions of asbestos-related personal injury claims, proceedings related thereto or the enforcement of judgments rendered in such proceedings.

Management believes that neither AWI nor any of its subsidiaries or other affiliates is subject to any asbestos-related personal injury claims that would not be channeled to the Asbestos P I Trust and that are of a magnitude that, individually or collectively, would be material to reorganized Armstrong.

Before the POR may be implemented, it must be confirmed by order of the Bankruptcy Court and the U.S. District Court. In addition, consummation of the POR is subject to the satisfaction after confirmation of certain conditions, as provided by the POR. See Note 1 for discussion of recent developments and the next steps in AWI’s Chapter 11 process. AWI is unable to predict when and if the POR will be confirmed and implemented. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded asbestos-related liability are possible and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and make changes to the recorded liability if and when it is appropriate.

Collateral Requirements

Prior to the Filing in 2000, AWI had secured a bond for $56.2 million to meet minimum collateral requirements established by the CCR with respect to asbestos-related personal injury claims asserted against AWI. On October 27, 2000, the insurance company that underwrote the surety bond informed AWI and the CCR of its intention not to renew the surety bond effective February 28, 2001. On February 6, 2001, the CCR advised the surety of the CCR’s demand for payment of the face value of the bond. The surety filed a motion with the Bankruptcy Court seeking to restrain the CCR from drawing on the bond. The motion was not granted. On March 28, 2001, the surety filed an amended complaint in the Bankruptcy Court seeking similar relief. In addition, on April 27, 2001, AWI filed a complaint and a motion with the Bankruptcy Court seeking an order, among other things, enjoining the CCR from drawing on the bond or, in the event the CCR was permitted to draw on the bond, requiring that the proceeds of any such draw be deposited into a Court-approved account subject to further order of the Bankruptcy Court. Following further proceedings, during October 2003, AWI, the Asbestos Personal Injury Claimants’ Committee and the Unsecured Creditors’ Committee reached an agreement to settle all claims with the CCR and the surety bond insurance company. As a result, AWI recorded $8.0 million in the third quarter of 2003 as a charge for asbestos liability, net.

Asbestos-Related Property Damage Litigation

Over the years, AWI was one of many defendants in asbestos-related property damage claims that were filed by public and private building owners. The claims that were resolved prior to the Filing resulted in aggregate indemnity obligations of less than $10 million, which were entirely covered by insurance.

A separate creditors’ committee representing the interests of asbestos-related property damage claimants was appointed in the Chapter 11 Case. Approximately 600 proofs of claim were filed with the Bankruptcy Court in response to the March 1, 2002 bar date for asbestos-related property damage claims (see Note 32 for further discussion.) On November 1, 2002, the Bankruptcy Court directed that all property damage claimants provide, in support of their claims, substantiation that Armstrong flooring products were used in the claimants’ buildings. The Bankruptcy Court’s deadline for submission of such product identification documentation was February 10, 2003. Claims that did not comply with the Bankruptcy Court’s November 1, 2002 ruling were disallowed. During the first six months of 2003, AWI settled all of the approximately 460 remaining property damage claims for approximately $9 million. Payments to claimants were made during the third quarter of 2003 and were funded by insurance. Based on the settlement of all remaining asbestos-related property damage claims, the Asbestos Property Damage Committee has been disbanded, and the actions that were pending against AWI as of the Filing, and all claims which were pursued in the Chapter 11 Case with respect to asbestos-related property damage have been dismissed.

Insurance Recovery Proceedings

A substantial portion of AWI’s primary and remaining excess insurance asset is nonproducts (general liability) insurance for personal injury claims. AWI has entered into settlements with a number of the carriers resolving its coverage issues. However, an alternative dispute resolution (“ADR”) procedure was commenced against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and includes defense costs in addition to limits.

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the first quarter of 2001, a new trial judge was selected for the ADR. The new trial judge conducted hearings in 2001 and determined not to rehear matters decided by the previous judge. In the first quarter of 2002, the trial judge concluded the ADR trial proceeding with findings in favor of AWI on substantially all key issues. Liberty Mutual, the only insurer that is still a party to the ADR, appealed that final judgment. Appellate argument was held on March 11, 2003. On July 30, 2003, the appellate arbitrators ruled that AWI’s claims against certain Liberty Mutual policies were barred by the statute of limitations. The ruling did not address the merits of any of the other issues Liberty Mutual raised in its appeal. Based on that unfavorable ruling, AWI concluded that insurance assets of $73 million were no longer probable of recovery. AWI was also ordered to reimburse Liberty Mutual for certain costs and administration fees that Liberty Mutual incurred during the ADR. The amount of these costs and fees is unknown and AWI is currently unable to estimate the amount. Based upon an AWI request, the appellate panel held a rehearing on November 21, 2003. In January 2004, the appellate panel upheld its initial ruling. On February 4, 2004, AWI filed a motion in the U.S. District Court for the Eastern District of Pennsylvania to vacate the rulings of the appellate panel.

In July 2002, AWI filed a lawsuit against Liberty Mutual in the U.S. District Court for the Eastern District of Pennsylvania seeking, among other things, a declaratory judgment with respect to certain policy issues not subject to binding ADR. The U.S. District Court has not yet set a schedule to hear this matter.

Another insurer, Century Indemnity Company, who previously settled its coverage issues with AWI, had made some of its required payments under the settlement to a trust of which AWI is a beneficiary. During January 2002, this insurer filed an adversary action in AWI’s Chapter 11 Case disputing its payment obligations. On October 7, 2003, the Bankruptcy Court ruled that Century must pay the past due amounts plus interest. Century made the required payment in December 2003.

On June 13, 2003, the New Hampshire Insurance Department placed The Home Insurance Company (“Home”) under an order of liquidation. Less than $10 million of AWI’s recorded insurance asset is based on policies with Home, which management believes is probable of recovery. AWI intends to file a proof of claim against Home by the June 2004 deadline. It is uncertain when AWI will receive proceeds from Home under these insurance policies.

Insurance Asset

An insurance asset in respect of asbestos claims in the amount of $103.1 million was recorded as of December 31, 2003 compared to $198.1 million recorded at December 31, 2002. During the second quarter of 2003, AWI reduced its previously recorded insurance asset for asbestos-related personal injury claims by $73 million reflecting management’s assessment of probable insurance recoveries in light of the ADR appellate panel decision. The $73 million was recorded as a charge for asbestos liability, net, in the accompanying consolidated statement of earnings. Additionally, the insurance asset was increased by $9 million to reflect agreements reached during the first half of 2003 for asbestos property damage claims. During the second, third and fourth quarters of 2003, AWI received $14.0, $9.0 and $8.0 million, respectively, of insurance proceeds related to the asbestos claims.

Approximately $14.0 million of the total $103.1 million recorded insurance asset at December 31, 2003 represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI’s belief that insurance proceeds will be recovered in this amount, based upon AWI’s success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation or litigation in our opinion. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with AC and S (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $79 million of the $103.1 million asset is determined from agreed coverage in place. Of the $103.1 million, $8.0 million has been recorded as a current asset as of December 31, 2003 reflecting management’s estimate of the minimum insurance payments to be received in the next 12 months.

Many uncertainties remain in the insurance recovery process, therefore, AWI did not increase the estimated insurance recovery asset in the fourth quarter of 2002, when it revised its recorded asbestos liability for personal injury claims by $2.5 billion, in 2002, nor was any change warranted in 2003.

Cash Flow Impact

As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related personal injury claims in 2003, 2002 or 2001. During 2003, 2002 and 2001, AWI received asbestos-related personal injury insurance recoveries of $22.0 million, $16.0 million and $32.2 million, respectively. During 2003, AWI paid $9.0 million for asbestos-related property damage claims and received $9.0 million of insurance proceeds related to these claims. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements. Management estimates that the timing of future cash recoveries of the recorded asset may extend beyond 10 years.

Potential Legislation

In July 2003, the United States Senate Judiciary Committee reached an agreement on a proposed bill for comprehensive legislation to resolve asbestos litigation issues through a national asbestos-claimants trust, funded by industry and its insurers (the FAIR Act). However, no legislation was passed during 2003. In late 2003, Senator Frist, the Senate Majority Leader, announced that consideration of the FAIR Act and a vote in the Senate would occur by the end of March 2004. There is uncertainty as to whether the current or any other proposal will become law, and what impact there might be on AWI’s asbestos liability and/or AWI’s Chapter 11 Case. Prior efforts to enact asbestos legislation have not been successful.

Conclusion

Many uncertainties continue to exist about the matters impacting AWI’s asbestos-related liability and insurance asset. These uncertainties include when and if the POR will be confirmed by the U.S. District Court, the impact of any potential legislation, and the financial condition of AWI’s insurance carriers. Additionally, if the POR is confirmed, AWI is unable to predict when it will be implemented. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded liability and insurance asset are possible and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability and insurance asset in light of future developments in the Chapter 11 Case and make changes to the recorded amounts if and when it is appropriate.

ENVIRONMENTAL MATTERS

Environmental Expenditures

Most of our manufacturing and certain of our research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. We make expenditures necessary for compliance with applicable environmental requirements at our operating facilities. We incurred expenditures of approximately $3.7 million in 2003, $4.5 million in 2002, and $6.8 million in 2001 associated with environmental compliance and control facilities. As a result of continuous changes in regulatory requirements, we cannot predict with certainty future expenditures associated with compliance with environmental requirements.

Environmental Remediation

Summary

We are involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and similar state “Superfund” laws at approximately 26 sites. In most cases, we are one of many potentially responsible parties (“PRPs”) which have potential liability for the required investigation and remediation of each site and which, in some cases, have agreed to jointly fund that required investigation and remediation. With regard to some sites, however, we dispute the liability, the proposed remedy or the proposed cost allocation among the PRPs. We may have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.

We have also been remediating environmental contamination resulting from past industrial activity at certain of our former plant sites. Estimates of our future environmental liability at the Superfund sites and current or former plant sites are based on evaluations of currently available facts regarding each individual site and consider factors such as our activities in conjunction with the site, existing technology, presently enacted laws and regulations and prior company experience in remediating contaminated sites. Although current law imposes joint and several liability on all parties at Superfund sites, our contribution to the remediation of these sites is expected to be limited by the number of other companies also identified as potentially liable for site remediation. As a result, our estimated liability reflects only our expected share. In determining the probability of contribution, we consider the solvency of the parties, whether liability is being disputed, the terms of any existing agreements and experience with similar matters. Additionally, the Chapter 11 Case also may affect the ultimate amount of such contributions.

Effects of Chapter 11

Certain of AWI’s environmental liabilities are subject to discharge through its Chapter 11 Case while others are not. Those environmental obligations that AWI has with respect to property that it owns or operates are likely to be unaffected by the Chapter 11 Case. Therefore, AWI will be required to continue meeting its on-going environmental compliance obligations at the properties that AWI owns and operates. AWI will also be required to address the effects of any contamination at those sites, even if the contamination predated Chapter 11 Filing. In addition, AWI may be obligated to remedy the off-site impact of activities that occurred on the properties it owns and operates.

AWI’s payments and remediation work on such sites for which AWI is the PRP is under review in light of the Chapter 11 Filing. The bar date for claims from the United States Environmental Protection Agency (“EPA”) expired during the third quarter of 2003. AWI received an unliquidated proof of claim from the EPA.

Monetary claims with respect to properties that AWI does not own or operate (such as formerly owned sites, or landfills to which AWI’s waste was taken) may be discharged in AWI’s Chapter 11 Case. Accordingly, claims brought by the federal or a state agency alleging that AWI should reimburse the claimant for money that it spent cleaning up a site which AWI does not own or operate would be subject to discharge, provided the claimant received proper notice of the bankruptcy and bar date. The same would be true for monetary claims by private parties, such as other PRPs with respect to multiple party sites. Under the POR, the Superfund sites at which AWI is alleged to be a PRP are being treated as unsecured liabilities subject to compromise. Other Superfund sites relate to entities that are not part of AWI’s Chapter 11 Case and therefore will not be discharged.

In addition to the right to sue for reimbursement of the money it spends, CERCLA also gives the federal government the right to sue for an injunction compelling a defendant to perform a cleanup. Several state statutes give similar injunctive rights to those States. Bankruptcy law is unsettled as to whether these injunctive rights are dischargeable or not. Thus, according to some cases, while a governmental agency’s right to require AWI to reimburse it for the costs of cleaning up a site may be dischargeable, the same government agency’s right to compel us to spend our money cleaning up the same site may not be, even though the financial impact to AWI would be the same in both instances.

AWI’s strategy has been to try to resolve as many of its environmental liabilities through its Chapter 11 Case as possible. AWI has been negotiating with the Department of Justice and the EPA to reach a global environmental settlement on approximately 30 sites. AWI has asked the federal government to agree, as it did in other settlements with debtors in their bankruptcies, to covenant not to sue us for either monetary or injunctive relief, in exchange for an allowed claim amount in the bankruptcy with respect to known claims concerning sites that AWI does not own or operate. Under the proposed settlement, AWI would have contribution protection under CERCLA with respect to private party claims. In addition, AWI would have the benefit of the discharge as to monetary claims. At this point, the parties are still in the process of negotiating the settlement.

If no global settlement is reached, AWI anticipates that it will ask the Bankruptcy Court to determine the amount of the EPA proof of claim and grant a discharge. At that time, the government may seek to have the amount of its claim determined as the total cost of cleanup under a theory of joint and several liability, not just AWI’s share. As discussed above, although the government’s right to monetary relief is subject to discharge, there is uncertainty in the law as to whether the government’s right to injunctive relief would also be subject to discharge.

Specific Events

In the fourth quarter of 2003, we reduced the environmental liability by $3.0 million, recording this as a reduction of SG&A expense in our Resilient Flooring segment. This reduction was the result of a change in our estimate of probable liability at four plants in Europe.

In the third quarter of 2003, we recorded a charge of $2.4 million within SG&A expense based on an analysis of the sites being discussed in the EPA global settlement Management estimated that AWI’s probable share of the sites’ future cleanup costs is $3.1 million and we increased our liability to this new estimate.

In 2001, the EPA notified AWI that we may be a PRP at the Peterson Puritan site. However, AWI did not learn that the EPA may consider it a substantial contributor of waste to the site until July 2003. At which time, the EPA notified AWI of the EPA’s estimate of the site’s future cleanup costs, with its assessment of AWI’s share of the costs being a range of $17.8 million to $26.2 million. Subsequently, AWI presented information to the EPA indicating that AWI’s share should be much lower. Presently, the parties are continuing to negotiate. The EPA has not initiated any formal proceedings against AWI with respect to this site, other than sending information requests to AWI and filing a proof of claim in AWI’s Chapter 11 Case. AWI continues to review this matter but disputes the assessment. As discussed above (Effects of Chapter 11), management is currently in discussions with the Department of Justice and the EPA to reach a global environmental settlement, which would resolve the proof of claim against AWI, including this site.

AWI is subject to a unilateral order by the Oregon Department of Environmental Quality (“DEQ”) to conduct a remedial investigation and feasibility study and any necessary remedial design and action at its St. Helens, Oregon facility, as well as the adjacent Scappoose Bay. AWI has denied liability for the Scappoose Bay, but has cooperated with the DEQ regarding its owned property. Other potentially responsible parties who are not yet subject to orders by the DEQ include former site owners Owens Corning (“OC”) and Kaiser Gypsum Company, Inc. (“Kaiser”). AWI has entered into an agreement with Kaiser for the sharing of costs and responsibilities with respect to the remedial investigation, feasibility study and remedy selection at the site. OC has entered into a settlement with the DEQ. Pursuant to the settlement, OC has made a lump sum payment to the DEQ in exchange for contribution protection

(including protection against common law and statutory contribution claims by AWI against OC) and a covenant not to sue. AWI has negotiated with the DEQ as to how these funds will be made available for the investigation and remediation of the site. AWI has recorded an environmental liability with respect to the investigation and feasibility study at its St. Helen’s facility, but not for Scappoose Bay because AWI continues to dispute responsibility for contamination of Scappoose Bay.

Summary of Financial Position

Liabilities of $21.2 million at December 31, 2003 and 2002 were for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $12.8 million of the December 31, 2003 and $11.4 million of the December 31, 2002 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $2.5 million and $3.3 million at December 31, 2003 and December 31, 2002, respectively.

Actual costs to be incurred at identified sites may vary from our estimates. Based on our current knowledge of the identified sites, we believe that any sum we may have to pay in connection with environmental matters in excess of the amounts noted above would not have a material adverse effect on our financial condition, or liquidity, although the recording of future costs may be material to earnings in such future period. For the year ended December 31, 2003, our net expense was less than $0.1 million. For the years ended December 31, 2002 and 2001, our net expense was $4.5 million and $2.1 million, respectively.

PATENT INFRINGEMENT CLAIMS

We are a defendant in two related lawsuits claiming patent infringement related to some of our laminate products. The plaintiffs have claimed unspecified monetary damages. We are being defended and indemnified by our supplier for all costs and potential damages related to the litigation.

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

An agreement was reached to settle this matter. Contributors to the settlement were AWI, its insurer and the trustee bank of the RSSOP. The full amount of the settlement was allocated in December 2003 among approximately 370 former employees. AWI’s portion of the settlement is $1.0 million, which will be treated as convenience claims in the Chapter 11 Case. The settlement was approved by the Bankruptcy Court on March 31, 2003 and by the United States District Court (Eastern District of PA) on June 16, 2003. Based upon the Bankruptcy Court’s approval of the settlement, AWI recorded a $1.0 million charge in the first quarter of 2003 as an other non-operating expense.

DEPARTMENT OF LABOR SETTLEMENT

Subsequent to an audit by the United States Department of Labor (“DOL”), we were informed that the DOL was challenging the validity of the use of certain contributions, in the approximate aggregate amount of $33.4 million, to fund debt payments made by the Armstrong Employee Stock Ownership Plan (“ESOP”), as provided for by that plan. We reached a settlement with the DOL to resolve this matter with a funding to the ESOP of $1.5 million, which was distributed to plan participants in accordance with terms of the agreement in February 2004. Insurance and third parties funded $0.9 million of the settlement. Both the accrual of $1.5 million expense and $0.9 million insurance receivable was recorded in the third quarter of 2003 as a SG&A expense.

OTHER CLAIMS

Additionally, we are involved in various other claims and legal actions involving product liability, patent infringement, distributor termination, employment law issues and other actions arising in the ordinary course of business. While complete assurance cannot be given to the outcome of these claims, we do not expect that any sum that may have to be paid in connection with these matters will have a materially adverse effect on our consolidated financial position or liquidity, however it could be material to the results of operations in the particular period in which a matter is resolved.

NOTE 33. SUBSEQUENT EVENTS

In January 2004, we announced our plans to cease production at the Building Products manufacturing location in Hoogezand, The Netherlands by the end of December 2004, subject to positive advice from the local works council, due to excess production capacity in the European mineral and soft fiber ceiling industry. It is planned that the production will be transferred to another Building Products location in Münster, Germany and will result in a net reduction of approximately 72 positions. It is expected that charges of approximately $18 million will be recorded during 2004, primarily to cover equipment write-downs, plant closure activities, transition costs for shifting production capabilities to another European facility and severances.

NOTE 34. DIFFERENCES BETWEEN ARMSTRONG HOLDINGS INC. AND ARMSTRONG WORLD INDUSTRIES, INC.

The difference between the financial statements of AHI and Armstrong is primarily due to transactions that occurred in 2000 related to the formation of Armstrong Holdings, Inc. and employee compensation-related stock activity.

NOTE 35. EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS

The table below provides a reconciliation of the numerators and denominators of the basic and diluted per share calculations for net earnings (loss). The diluted earnings (loss) per share computations for 2003 and 2002 use the basic number of shares due to the loss from continuing operations.

Millions except for per-share data	Net Earnings/ (Loss)	Shares	Per share Amount
For the year ended 2003
BASIC LOSS PER SHARE
Loss from continuing operations	$(39.3)	40.5	$(0.97)
DILUTED LOSS PER SHARE
Dilutive options		0.2

Loss from continuing operations	$(39.3)	40.7	$(0.97)

For the year ended 2002
BASIC LOSS PER SHARE
Loss from continuing operations	$(2,142.8)	40.5	$(52.91)
DILUTED LOSS PER SHARE
Dilutive options		0.2

Loss from continuing operations	$(2,142.8)	40.7	$(52.91)

For the year ended 2001
BASIC EARNINGS PER SHARE
Earnings from continuing operations	$73.2	40.5	$1.81
DILUTED EARNINGS PER SHARE
Dilutive options		0.3	(0.02)

Earnings from continuing operations	$73.2	40.8	$1.79

NOTE 36. PREFERRED STOCK PURCHASE RIGHTS PLAN

AHI has a shareholder rights plan under a Rights Agreement dated as of March 14, 2000 and in connection therewith distributed one right for each share of its common stock outstanding. In general, the rights become exercisable at $300 per right for a fractional share of a new series of Class A preferred stock 10 days after a person or group, other than certain affiliates of AHI either acquires beneficial ownership of shares representing 20% or more of the voting power of AHI or announces a tender or exchange offer that could result in such person or group beneficially owning shares representing 28% or more of the voting power of AHI. Currently, one right is attached to each share of common stock and trades automatically with the share of common stock. When exercisable, the rights may trade separately from the common stock. If thereafter any person or group becomes the beneficial owner of 28% or more of the voting power of AHI, or if AHI is the surviving company in a merger with a person or group that owns 20% or more of the voting power of AHI, then each owner of a right (other than such 20% shareholder) would be entitled to purchase shares of company common stock having a value equal to twice the exercise price of the right. Should AHI be acquired in a merger or other business combination, or sell 50% or more of its assets or earnings power, each right would entitle the holder to purchase, at the exercise price, common shares of the acquirer having a value of twice the exercise price of the right. The exercise price was determined on the basis of the Board’s view of the long-term value of AHI’s common stock. The rights have no voting power nor do they entitle a holder to receive dividends. At AHI’s option, the rights are redeemable prior to becoming exercisable at five cents per right. The rights expire on March 21, 2006, unless extended or earlier redeemed by the AHI Board of Directors. If the POR discussed in Note 1 is approved and becomes effective, and the proposed dissolution of AHI is effected, the rights will be cancelled along with the related shares of AHI common stock.

Independent Auditors’ Report

The Board of Directors and Shareholders,

Armstrong Holdings, Inc.:

We have audited the accompanying consolidated financial statements of Armstrong Holdings, Inc. and subsidiaries (“the Company”) as listed in the accompanying index on page 46. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index on page 46. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Armstrong Holdings, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the consolidated financial statements, three of the Company’s domestic subsidiaries, including Armstrong World Industries, Inc., the Company’s major operating subsidiary, filed separate voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court on December 6, 2000. Armstrong World Industries, Inc. has also defaulted on certain debt obligations. Although these operating subsidiaries are currently operating their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court, the continuation of their businesses as going concerns is contingent upon, among other things, the ability to formulate a plan of reorganization which will gain approval of the creditors and confirmation by the Bankruptcy Court. The filing under Chapter 11 and the resulting increased uncertainty regarding the Company’s potential asbestos liabilities, as discussed in Note 32 of the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 12 of the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets in 2002.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 25, 2004

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Earnings

(amounts in millions, except per share amounts)

	Years Ended December 31,
	2003	2002	2001
Net sales	$3,259.0	$3,172.3	$3,138.7
Cost of goods sold	2,597.4	2,404.5	2,364.7

Gross profit	661.6	767.8	774.0
Selling, general and administrative expenses	603.1	624.9	596.6
Charge for asbestos liability, net	81.0	2,500.0	22.0
Restructuring and reorganization charges, net	8.6	1.9	9.0
Goodwill amortization	—	—	22.8
Equity (earnings) from affiliates, net	(20.7)	(21.7)	(16.5)

Operating income (loss)	(10.4)	(2,337.3)	140.1
Interest expense (unrecorded contractual interest of $95.1, $99.9 and $100.2, respectively)	10.3	13.8	13.1
Other non-operating expense	15.7	8.2	11.8
Other non-operating (income)	(4.8)	(6.0)	(13.0)
Chapter 11 reorganization costs, net	9.4	23.5	12.5

Earnings (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	(41.0)	(2,376.8)	115.7
Income tax expense (benefit)	(1.7)	(827.8)	42.5

Earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	(39.3)	(1,549.0)	73.2
Cumulative effect of a change in accounting principle, net of tax of $2.2	—	(593.8)	—

Earnings (loss) from continuing operations	$(39.3)	$(2,142.8)	$73.2
(Loss) on sale of discontinued operations	—	—	(1.1)
Net loss on expected disposal of discontinued operations	—	—	(3.3)
Net reversal of income on discontinued operations no longer to be disposed of, net of tax of $10.7	—	—	24.0

Earnings from discontinued operations	—	—	19.6

Net earnings (loss)	$(39.3)	$(2,142.8)	$92.8

See accompanying notes to consolidated financial statements beginning on page 106.

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Balance Sheets

(amounts in millions, except share data)

	December 31, 2003	December 31, 2002
Assets
Current Assets:
Cash and cash equivalents	$484.3	$380.0
Accounts and notes receivable, net	315.4	332.4
Inventories, net	454.4	435.5
Deferred income taxes	19.2	14.7
Other current assets	85.5	93.3

Total current assets	1,358.8	1,255.9
Property, plant and equipment, less accumulated depreciation and amortization of $1,434.8 and $1,263.8, respectively	1,267.3	1,303.7
Insurance receivable for asbestos-related liabilities, noncurrent	95.1	174.1
Prepaid pension costs	455.1	435.2
Investment in affiliates	48.9	43.9
Goodwill, net	244.1	227.6
Other intangibles, net	79.0	88.6
Deferred income taxes, noncurrent	988.3	869.7
Other noncurrent assets	111.2	106.1

Total assets	$4,647.8	$4,504.8

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$3.9	$12.3
Current installments of long-term debt	8.2	6.7
Accounts payable and accrued expenses	354.2	351.6
Short term amounts due to affiliates	10.0	9.4
Income taxes	45.9	26.1
Deferred income taxes	3.3	—

Total current liabilities	425.5	406.1
Liabilities subject to compromise	4,863.2	4,865.8
Long-term debt, less current installments	39.4	39.9
Postretirement and postemployment benefit liabilities	262.3	255.1
Pension benefit liabilities	216.4	185.9
Other long-term liabilities	81.2	82.7
Deferred income taxes	95.1	20.8
Minority interest in subsidiaries	9.7	9.5

Total noncurrent liabilities	5,567.3	5,459.7
Shareholder’s equity (deficit):
Common stock, $1 par value per share Authorized 200 million shares; issued 51,878,910 shares	51.9	51.9
Capital in excess of par value	172.7	172.9
Reduction for ESOP loan guarantee	(142.2)	(142.2)
Accumulated deficit	(942.2)	(902.9)
Accumulated other comprehensive income (loss)	43.3	(12.2)
Less common stock in treasury, at cost 2003 and 2002 – 11,393,170 shares	(528.5)	(528.5)

Total shareholder’s (deficit)	(1,345.0)	(1,361.0)

Total liabilities and shareholder’s equity	$4,647.8	$4,504.8

See accompanying notes to consolidated financial statements beginning on page 106.

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Shareholder’s Equity

(amounts in millions, except per share amounts)

	2003		2002		2001
Common stock, $1 par value:
Balance at beginning and end of year	$51.9		$51.9		$51.9

Capital in excess of par value:
Balance at beginning of year	$172.9		$173.2		$173.4
Stock issuances and other	(0.2)		(0.3)		(0.2)

Balance at December 31	$172.7		$172.9		$173.2

Reduction for ESOP loan guarantee:
Balance at beginning and end of year	$(142.2)		$(142.2)		$(142.2)

Retained earnings (accumulated deficit):
Balance at beginning of year	$(902.9)		$1,239.9		$1,147.1
Net earnings (loss) for year	(39.3)	$(39.3)	(2,142.8)	$(2,142.8)	92.8	$92.8

Balance at end of year	$(942.2)		$(902.9)		$1,239.9

Accumulated other comprehensive income (loss):
Balance at beginning of year	$(12.2)		$(47.1)		$(45.2)
Foreign currency translation adjustments	56.8		37.7		(3.3)
Derivative (loss) gain, net	(0.3)		6.9		(3.3)
Realized loss on available for sale securities	—		—		2.0
Minimum pension liability adjustments	(1.0)		(9.7)		2.7

Total other comprehensive income (loss)	55.5	55.5	34.9	34.9	(1.9)	(1.9)

Balance at end of year	$43.3		$(12.2)		$(47.1)

Comprehensive income (loss)		$16.2		$(2,107.9)		$90.9

Less treasury stock at cost:
Balance at beginning and end of year	$(528.5)		$(528.5)		$(528.5)

Total shareholder’s equity (deficit)	$(1,345.0)		$(1,361.0)		$747.2

See accompanying notes to consolidated financial statements beginning on page 106.

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Cash Flows

(amounts in millions)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(39.3)	$(2,142.8)	$92.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net	—	593.8	—
Depreciation and amortization	173.6	136.7	156.8
Loss on sale of business, net	—	—	0.9
Reversal of loss on expected disposal of discontinued business	—	—	(31.4)
Deferred income taxes	(51.5)	(870.4)	23.7
Equity (earnings) from affiliates, net	(20.7)	(21.7)	(16.5)
Chapter 11 reorganization costs, net	9.4	23.5	12.5
Chapter 11 reorganization costs payments	(25.8)	(23.0)	(15.0)
Restructuring and reorganization charges, net of reversals	8.6	1.9	9.0
Restructuring and reorganization payments	(8.7)	(2.1)	(14.1)
Asbestos-related insurance recoveries	31.0	16.0	32.2
Payments for asbestos-related claims	(9.0)	—	—
Charge for asbestos liability, net	81.0	2,500.0	22.0
Cash effect of hedging activities	(27.0)	(22.0)	(2.0)
Increase (decrease) in cash from change in:
Receivables	40.6	11.7	45.8
Inventories	6.6	18.1	(50.7)
Other current assets	(4.6)	(16.1)	27.5
Other noncurrent assets	(18.6)	(42.0)	(71.0)
Accounts payable and accrued expenses	(15.6)	29.0	9.8
Income taxes payable	21.9	0.2	10.1
Other long-term liabilities	4.0	11.9	3.0
Other, net	9.9	20.8	26.7

Net cash provided by operating activities	165.8	223.5	272.1

Cash flows from investing activities:
Purchases of property, plant and equipment and computer software	(78.1)	(125.1)	(127.8)
Acquisitions, net of cash required	—	—	(5.6)
Distributions from equity affiliates	16.0	17.5	13.5
Proceeds from the sale of assets	4.9	3.5	6.0

Net cash (used for) investing activities	(57.2)	(104.1)	(113.9)

Cash flows from financing activities:
(Decrease) in short-term debt, net	(5.3)	(13.9)	(15.8)
Payments of long-term debt	(8.2)	(9.0)	(17.6)
Purchase of common stock for the treasury, net	—	—	(0.3)
Other, net	(0.6)	(0.9)	(4.2)

Net cash (used for) financing activities	(14.1)	(23.8)	(37.9)

Effect of exchange rate changes on cash and cash equivalents	9.8	7.0	(2.0)

Net increase in cash and cash equivalents	$104.3	$102.6	$118.3
Cash and cash equivalents at beginning of year	$380.0	$277.4	$159.1

Cash and cash equivalents at end of period	$484.3	$380.0	$277.4

See accompanying notes to consolidated financial statements beginning on page 106.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1. BUSINESS AND CHAPTER 11 REORGANIZATION

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891. Armstrong Holdings, Inc. is a Delaware corporation and the publicly held parent holding company of AWI. AHI’s only significant asset and operation is its indirect ownership, through Armstrong Worldwide, Inc., of all of the capital stock of AWI. Due to the lack of material differences in the financial statements, when we refer in this document to AHI and its subsidiaries as “AHI,” “Armstrong,” “we,” “us,” and “ourselves,” we are also effectively referring to AWI and its subsidiaries. We use the term “AWI” when we are referring solely to Armstrong World Industries, Inc.

Proceedings under Chapter 11

On December 6, 2000, AWI, the major operating subsidiary of AHI, filed a voluntary petition for relief (the “Filing”) under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to use the court-supervised reorganization process to achieve a resolution of the AWI’s asbestos-related liability. Also filing under Chapter 11 were two of AWI’s wholly-owned subsidiaries, Nitram Liquidators, Inc. (“Nitram”) and Desseaux Corporation of North America, Inc. (“Desseaux”). The Chapter 11 cases are being jointly administered under case number 00-4471 (the “Chapter 11 Case”). Shortly after its commencement, the Chapter 11 Case was assigned to Judge Randall J. Newsome until the termination of his appointment as a visiting judge in the District of Delaware on December 31, 2003. On January 6, 2004, the Chapter 11 Case was reassigned to Judge Judith K. Fitzgerald.

AHI and all of AWI’s other direct and indirect subsidiaries, including Armstrong Wood Products Inc. (formerly Triangle Pacific Corp.), WAVE (AWI’s ceiling grid systems joint venture with Worthington Industries, Inc.), Armstrong Canada, and Armstrong DLW AG, were not a part of the Filing and accordingly, except for any asbestos-related liability that also relates, directly or indirectly, to the pre-Filing activities of AWI, the liabilities, including asbestos-related liability if any, of such companies will not be resolved in AWI’s Chapter 11 Case. See below under “The Asbestos Personal Injury Trust” and Note 32 under “Asbestos-Related Litigation”.

AWI is operating its business and managing its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. Pursuant to the provisions of the Bankruptcy Code, AWI is not permitted to pay any claims or obligations which arose prior to the Filing date (prepetition claims) unless specifically authorized by the Bankruptcy Court. Similarly, claimants may not enforce any claims against AWI that arose prior to the date of the Filing unless specifically authorized by the Bankruptcy Court. In addition, as a debtor-in-possession, AWI has the right, subject to the Bankruptcy Court’s approval, to assume or reject any executory contracts and unexpired leases in existence at the date of the Filing. Some of these have been specifically assumed and others have been specifically rejected already in the course of the Chapter 11 Case. In the plan of reorganization which it has proposed, as described below, AWI has indicated the other executory contracts and unexpired leases that it intends to assume or reject upon consummation of the plan; any not specifically assumed under the plan will be rejected upon consummation of the plan. Parties having claims as a result of the rejection of a contract may file claims with the Bankruptcy Court, which will be dealt with as part of the Chapter 11 Case.

Three creditors’ committees, one representing asbestos personal injury claimants (the “Asbestos Personal Injury Claimants’ Committee”), one representing asbestos property damage claimants (the “Asbestos Property Damage Committee”), and the other representing other unsecured creditors (the “Unsecured Creditors’ Committee”), were appointed in the Chapter 11 Case. In addition, an individual was appointed to represent the interests of future asbestos personal injury claimants (the “Future Claimants’ Representative”). In accordance with the provisions of the Bankruptcy Code, these parties have the right to be heard on matters that come before the Bankruptcy Court in the Chapter 11 Case. Upon resolution of all asbestos property damage claims, as described under Asbestos-Related Property Damage Litigation, the Asbestos Property Damage Committee was disbanded.

Plan of Reorganization

On November 4, 2002, AWI filed a Plan of Reorganization with the Bankruptcy Court. During 2003, AWI filed several amendments to the plan with the Bankruptcy Court, along with various exhibits. The Fourth Amended Plan of Reorganization, with certain exhibits, was filed on May 23, 2003 (and, as so amended and as modified by modifications filed with the Bankruptcy Court on October 17, 2003 and November 10, 2003, is referred to in this report as the “POR”). The POR provides for AWI to continue to conduct its existing lines of business with a reorganized capital structure, under which, among other things, its existing shares of stock will be cancelled and new common shares and notes will be issued to its unsecured creditors and to a trust, as further discussed below, to be established under the POR for the benefit of AWI’s current and future asbestos-related personal injury claimants, in full satisfaction of their claims against AWI. References in this report to “reorganized Armstrong” are to AWI as it would be reorganized under the POR, and its subsidiaries collectively. The POR excludes AWI’s Nitram and Desseaux subsidiaries, neither of which is material to Armstrong and which are pursuing separate resolutions of their Chapter 11 cases that are expected to result in the winding up of their affairs.

During 2003, the POR was submitted for a vote by AWI’s creditors for its approval. It was approved by each creditor class that was entitled to vote on the POR except the class of unsecured creditors. On November 17 and 18, 2003, the Bankruptcy Court held a hearing on confirmation of the Plan and on December 19, 2003, issued proposed findings of fact and conclusions of law and a proposed order confirming the POR, notwithstanding the rejection of the POR by the class of unsecured creditors. On December 29, 2003, the Unsecured Creditors’ Committee filed an objection to the Bankruptcy Court’s proposed findings of fact and conclusions of law and the proposed order of confirmation of the POR. This objection remains pending with the U.S. District Court. Confirmation of the POR requires action of the U.S. District Court, as well as the Bankruptcy Court, in accordance with the Bankruptcy Code. At this time, the District Court judge involved in the Chapter 11 Case has stayed all proceedings before him concerning the Chapter 11 Case. See “Recent Developments and Next Steps in the Chapter 11 Process.”

Disclosure Statement

In connection with the vote of creditors on the POR, AWI was required to prepare a disclosure statement concerning its business and the POR, including certain projected financial information assuming an Effective Date of the POR as July 1, 2003, intended to demonstrate to the Bankruptcy Court the feasibility of the POR and AWI’s ability to continue operations upon its emergence from Chapter 11. On May 30, 2003, the Bankruptcy Court approved the disclosure statement for distribution to parties in interest in the Chapter 11 Case. The projected financial information included in the disclosure statement was updated in certain respects by information submitted to the Bankruptcy Court in connection with the Bankruptcy Court’s November 2003 hearing on confirmation of the POR. The projected financial information was prepared for the limited purposes of consideration by the Bankruptcy Court, creditors and other parties in interest in the Chapter 11 Case of matters pertinent to the case. As indicated in the disclosure statement, the projected financial information and various estimates of value therein provided should not be regarded as representations or warranties by AWI, AHI or any other person. There is no assurance that any such projection or valuation will be realized. The projected financial information and estimates of value were prepared by AWI and its financial advisors and have not been audited or reviewed by independent accountants. The projections will not be updated on an ongoing basis. At the time they were prepared, the projections reflected numerous assumptions concerning reorganized Armstrong’s anticipated future performance and with respect to prevailing and anticipated market and economic conditions, which were and remain beyond our control and which may not materialize. Projections are inherently subject to significant and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections may be wrong in a material respect. Actual results may vary significantly from those contemplated by the projections.

Asbestos Personal Injury Trust

A principal feature of the POR is the creation of a trust (the “Asbestos P I Trust”), pursuant to section 524(g) of the Bankruptcy Code, for the purpose of addressing AWI’s personal injury (including wrongful death) asbestos-related liability. All present and future asbestos-related personal injury claims against AWI, including contribution claims of co-defendants, arising directly or indirectly out of AWI’s pre-Filing use of or other activities involving asbestos will be channeled to the Asbestos P I Trust.

In accordance with the “524(g) injunction” to be issued by the District Court in connection with the confirmation of the POR, various entities will be protected from such present and future AWI asbestos-related personal injury claims. These entities include, among others, AWI as it will be reorganized, AHI, AWI’s subsidiaries and other affiliates (as defined in the POR), and their respective officers and directors. Upon emergence from Chapter 11, AWI will not have any responsibility for these claims (including claims against AWI based solely on its ownership of a subsidiary or other affiliate), nor will it participate in their resolution.

However, although AWI’s domestic and foreign subsidiaries and other affiliates will be protected parties, asbestos-related personal injury claims against them will be channeled to the Asbestos P I Trust only to the extent such claims directly or indirectly relate to the pre-Filing manufacturing, installation, distribution or other activities of AWI, or AWI’s ownership of the subsidiaries or affiliates (as distinguished from independent activities of the subsidiaries or affiliates). See Note 32 under “Asbestos-Related Litigation.”

In addition, workers’ compensation claims brought against AWI or its subsidiaries or other affiliates will not be channeled to the Asbestos P I Trust and will remain subject to the workers’ compensation process. Workers’ compensation law provides that the employer is responsible for evaluation, medical treatment and lost wages as a result of a job-related injury. Historically, workers’ compensation claims against AWI or its subsidiaries have not been significant in number or amount, and AWI has continued to honor its obligations with respect to such claims during the Chapter 11 Case. Currently, AWI has only three pending workers’ compensation claims involving alleged asbestos exposure.

There also is uncertainty as to proceedings, if any, brought in certain foreign jurisdictions with respect to the effect of the 524(g) injunction in precluding the assertion in such jurisdictions of asbestos-related personal injury claims, proceedings related thereto or the enforcement of judgments rendered in such proceedings.

Management believes neither AWI nor its subsidiaries or other affiliates is subject to asbestos-related personal injury claims, material in amount to reorganized Armstrong, that would not be channeled to the Asbestos P I Trust.

Consideration to Be Distributed under the POR (unaudited)

The Asbestos P I Trust and the holders of allowed unsecured claims will share in the following consideration to be distributed under the POR:

•	AWI’s “Available Cash,” which is defined in the POR as:

•	Cash available on the effective date of the POR after reserving up to $100 million (as determined by AWI) to fund ongoing operations and making provisions for certain required payments under the POR,

•	Any cash drawn, at AWI’s sole discretion, under a credit facility to be established as provided by the POR for the purpose of funding distributions under the POR, and

•	Certain insurance proceeds related to environmental matters

However, proceeds received under any private offering of debt securities and/or secured term loan borrowings made, as permitted by the POR, in connection with consummation of the POR shall be excluded from the determination of Available Cash.

•	Plan Notes of AWI as further described below or net cash proceeds from any private offerings of debt securities issued in lieu thereof, and

•	Substantially all of the new common stock of AWI.

The total amount of Plan Notes will be the greater of (i) $1.125 billion less Available Cash and (ii) $775 million. However, AWI will use reasonable efforts to issue one or more private offerings of debt securities on, or as soon as practicable after, the Effective Date that would yield net proceeds at least equal to the amount of the Plan Notes prescribed by the Plan. If the private offerings are successful, the Plan Notes would not be issued. If the offerings yield proceeds less than the amount of the Plan Notes prescribed by the Plan, Plan Notes equal to the difference will be issued. If only the Plan Notes are issued, reorganized Armstrong expects to issue an aggregate amount of $775 million of Plan Notes. These Plan Notes will consist of (i) a tranche of notes with a seven-year maturity and a fixed interest rate, (ii) a tranche of notes with a ten-year maturity and a fixed interest rate and (iii) a tranche of floating rate notes with a maturity of not less than five years, but no more than ten years, structured in a manner similar to, and as liquid as, marketable bank debt which satisfy the requirements of the POR and are on terms and conditions that are satisfactory to AWI, the Asbestos Personal Injury Claimants’ Committee, and the Future Claimants’ Representative. To the extent Plan Notes of more than one type are issued, a pro rata share of each tranche will be issued to the Asbestos P I Trust and the holders of unsecured claims.

The POR provides that unsecured creditors, other than convenience creditors described below, will receive their pro rata share of:

•	34.43% of the new common stock of reorganized Armstrong,

•	34.43% of the first $1.05 billion of all the cash and Plan Notes to be distributed under the POR to unsecured creditors (other than convenience creditors) and the Asbestos P I Trust, in the form of:

•	Up to $300 million of Available Cash and

•	The balance in principal amount of Plan Notes or in net cash proceeds from any private offerings of debt securities made in lieu of issuing Plan Notes.

•	60% of the next $50 million of Available Cash but, if such Available Cash is less than $50 million, then 60% of the balance in Plan Notes or in net cash proceeds from any private offerings of debt securities made in lieu of issuing Plan Notes, and

•	34.43% of the remaining amount of any Available Cash and any Plan Notes up to the maximum amount of Plan Notes provided to be issued under the POR, or net cash proceeds from any private offerings of debt securities made in lieu of issuing such Plan Notes.

The remaining amount of new common stock of reorganized Armstrong, Available Cash and Plan Notes or net cash proceeds from any private offerings of debt securities made in lieu of issuing Plan Notes will be distributed to the Asbestos P I Trust.

Under the POR, unsecured creditors whose claims (other than claims on debt securities) are less than $10,000 or who elect to reduce their claims to $10,000 will be treated as “convenience creditors” and will receive payment of 75% of their allowed claim amount in cash (which payments will reduce the amount of Available Cash).

Under the POR, the existing equity interests in AWI (including all of its outstanding shares of common stock) will be cancelled. The POR provides for the distribution of warrants to purchase shares of reorganized Armstrong (the “Warrants”) to the holders of AWI’s existing common stock. The terms of the Warrants are provided in an exhibit to the POR. The Warrants:

•	would permit the purchase of 5% of the common stock of reorganized Armstrong on a fully diluted basis, upon exercise of all the Warrants;

•	would be exercisable at any time during the seven years after the effective date of the POR; and

•	would permit the purchase of shares at an exercise price of $37.50, which is equal to 125% of the $30.00 per share equity value of reorganized Armstrong, as agreed among the financial advisers for AWI, the Asbestos Personal Injury Claimants’ Committee, the Unsecured Creditors’ Committee, and the Future Claimants’ Representative, as set forth in the Bankruptcy Court-approved disclosure statement for the POR (as further described below).

Whether any value will be realized from the Warrants will depend on whether the market value of reorganized Armstrong’s new common stock reaches a value in excess of the exercise price of the Warrants during the period that they may be exercised.

AHI’s shareholders were not entitled to vote on the POR. However, AHI’s shareholders were sent the Disclosure Statement and POR. If the POR is implemented, the only value that will be available to AHI shareholders is their ratable share of the Warrants available upon the contemplated dissolution of AHI. See AHI’s Plan of Dissolution below.

Valuation of Consideration to be Distributed under the POR (unaudited)

Based upon many assumptions, see Disclosure Statement discussion above, AWI estimated a $2.7 billion value for reorganized Armstrong, which is the mid-point of the range of estimated values of $2.4 billion and $3.0 billion. AWI’s estimated value of the consideration to be distributed under the POR to the Asbestos P I Trust, holders of allowed unsecured claims and AWI’s existing common stock, is:

•	New common stock at $30 a share, which is the approximate mid-point of the range of estimated values of $24.66 and $35.30 per share, assuming a distribution of 56.4 million shares of new common stock to holders of unsecured claims and the Asbestos P I Trust;

•	Plan Notes in the aggregate principal amount of $775 million, that are worth their face value;

•	Available Cash of approximately $350 million that AWI expects to have; and

•	Warrants with an estimated value of between $35 million and $40 million.

•	The total value of the consideration to be distributed to the Asbestos P I Trust, other than rights under asbestos non-product liability insurance policies, has been estimated to be approximately $1.8 billion, and the total value of consideration to be distributed to holders of allowed unsecured claims (other than convenience claims) has been estimated to be approximately $0.9 billion. Based upon the estimated value of the POR consideration, and upon AWI’s estimate that unsecured claims allowed by the Bankruptcy Court (other than convenience claims) will total approximately $1.65 billion, AWI estimated that holders of allowed unsecured claims (other than convenience claims) will receive a recovery having a value equal to approximately 59.5% of their allowed claims.

AHI’s Plan of Dissolution, Winding Up and Distribution (“Plan of Dissolution”)

In connection with the implementation of the POR, the Warrants will be issued to AHI (or a wholly-owned subsidiary of AHI). The Board of Directors of AHI has determined that it is not practicable for AHI to continue in operation as an on-going business owning the Warrants, which will then be AHI’s only asset. Accordingly, the Board of Directors of AHI approved and recommended to AHI shareholders the Plan of Dissolution, whereby AHI will voluntarily dissolve and wind up its affairs in accordance with Pennsylvania law and, subject to completion of AHI’s winding up (including the satisfaction of any liabilities of AHI), distribute any remaining Warrants to the shareholders. At a special meeting of AHI shareholders held on January 7, 2004, the Plan of Dissolution was approved by the AHI shareholders. The POR provides that AWI will pay the costs and expenses incurred in connection with administering AHI’s Plan of Dissolution.

Recent Developments and Next Steps in the Chapter 11 Process

In order for the POR to be confirmed, the U.S. District Court must issue findings of fact and conclusions of law in support of confirmation of the POR, enter or affirm an order confirming the POR and issue the “524(g) injunction” which is part of the POR. In certain other companies’ asbestos-related Chapter 11 cases, motions for recusal were filed in 2003 against U.S. District Court Judge Alfred M. Wolin, who is jointly administering with the Bankruptcy Court the asbestos-related issues in the Chapter 11 cases of five companies, including AWI. The Unsecured Creditors’ Committee requested that in the event Judge Wolin is recused in the other cases, he also be recused in AWI’s case. Judge Wolin has stayed further proceedings in all five cases before him, including AWI’s Chapter 11 Case. On February 2, 2004, Judge Wolin denied the motions for recusal. An appeal of Judge Wolin’s ruling is currently pending, with oral argument before the U.S. Court of Appeals for the Third Circuit scheduled for April 19, 2004. AWI is uncertain as to the impact, if any, beyond the present delay in confirmation of the POR that the motions and appeal will have on AWI’s Chapter 11 proceedings, and when confirmation of the POR will be considered by the U.S. District Court is uncertain.

Common Stock and Debt Securities

As a result of AWI filing the Plan of Reorganization on November 4, 2002, the New York Stock Exchange stopped trading on the Exchange of the common stock of AHI (traded under the ticker symbol “ACK”) and two debt securities of AWI (traded under the ticker symbols “AKK” and “ACK 08”). AHI’s common stock resumed trading in the over-the-counter (OTC) Bulletin Board under the ticker symbol “ACKHQ” and one of AWI’s debt securities resumed trading under the ticker symbol “AKKWQ”.

Bar Date for Filing Claims

The Bankruptcy Court established August 31, 2001 as the bar date for all claims against AWI except for asbestos-related personal injury claims and certain other specified claims. A bar date is the date by which claims against AWI must be filed if the claimants wish to participate in any distribution in the Chapter 11 Case. A bar date for asbestos-related personal injury claims (other than claims for contribution, indemnification, or subrogation) has been rendered unnecessary under the terms of the POR, which defers the filings of such claims until the Asbestos P I Trust is established to administer such claims.

Approximately 4,800 proofs of claim (including late-filed claims) totaling approximately $6.3 billion, alleging a right to payment from AWI, were filed with the Bankruptcy Court in response to the August 31, 2001 bar date. The disposition of these claims under the POR is discussed below. AWI continues the process of investigating and resolving these claims. The Bankruptcy Court will ultimately determine the claims and related liability amounts that will be allowed as part of the Chapter 11 process if the parties cannot agree.

In its ongoing review of the filed claims, AWI to date has objected to approximately 2,100 claims totaling $2.4 billion. The Bankruptcy Court disallowed these claims with prejudice.

Approximately 1,100 proofs of claim totaling approximately $1.5 billion are pending with the Bankruptcy Court that are associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI’s participation in the Center for Claims Resolution. As stated above, the bar date of August 31, 2001 did not apply to asbestos-related personal injury claims other than claims for contribution, indemnification, or subrogation. The POR contemplates that all AWI asbestos-related personal injury claims, including claims for contribution, indemnification, or subrogation, will be addressed in the future pursuant to the procedures relating to the Asbestos P I Trust developed in connection with the POR. See further discussion regarding AWI’s liability for asbestos-related matters in Note 32.

During the first six months of 2003, AWI settled all of the approximately 460 remaining property damage claims that alleged damages of $800 million, for approximately $9 million. Payments to claimants were made during the third quarter of 2003 and were funded by insurance. See Note 32 for further discussion of property damage litigation.

Approximately 1,200 claims totaling approximately $1.6 billion alleging a right to payment for financing, environmental, trade debt and other claims remain. For these categories of claims, AWI has previously recorded approximately $1.6 billion in liabilities.

AWI has recorded liability amounts for claims that can be reasonably estimated and which it does not contest or believes are probable of being allowed by the Bankruptcy Court. During the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase its estimate of probable asbestos-related liability for personal injury claims based on the developments in the Chapter 11 Case. See Note 32 for further discussion. The final value of all the claims that will ultimately be allowed by the Bankruptcy Court is not known at this time. However, it is likely the value of the claims ultimately allowed by the Bankruptcy Court will be different than amounts presently recorded by AWI and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and make changes to the recorded liability if and when it is appropriate.

Financing

AWI’s current debtor-in-possession credit facility (“DIP Facility”), which extends to December 8, 2004, constitutes a $75 million letter of credit facility. At AWI’s request, the previous revolving loan feature was dropped since it had never been used. As of December 31, 2003, AWI had approximately $22.8 million in letters of credit which were issued pursuant to the DIP Facility. As of December 31, 2003, AWI had $323.2 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. AWI believes that cash on hand and generated from operations and dividends from its subsidiaries, together with subsidiary lines of credit and the DIP Facility, will be adequate to address its foreseeable liquidity needs. Obligations under the DIP Facility, including reimbursement of draws under the letters of credit, if any, constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact

AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate pre-Filing liabilities that are subject to compromise and report them separately on the balance sheet. See Note 4 for detail of the liabilities subject to compromise at December 31, 2003 and 2002. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s pre-Filing debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of AWI subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI’s estimated liability for asbestos-related personal injury claims is also recorded in liabilities subject to compromise. See Note 32 for further discussion of AWI’s asbestos liability.

Additional pre-Filing claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities during 2003 and 2002:

(amounts in millions)	2003	2002	2001
Professional fees	$25.2	$27.8	$24.5
Interest income, post-Filing	(3.4)	(3.5)	(5.1)
Reductions to pre-Filing liabilities	(12.9)	(1.1)	(2.0)
Termination of pre-Filing lease obligation	—	—	(5.9)
Other expense directly related to bankruptcy, net	0.5	0.3	1.0

Total Chapter 11 reorganization costs, net	$9.4	$23.5	$12.5

Professional fees represent legal and financial advisory fees and expenses directly related to the Filing.

Interest income is earned from short-term investments subsequent to the Filing.

Reductions to pre-Filing liabilities represent Bankruptcy Court approved settlements of prepetition liabilities. In 2003, AWI reached an agreement with the holder of a zero coupon note on the amount of its allowed claim. This agreement reduced the previously accrued liability by $12.1 million.

Termination of pre-Filing lease obligation represents the reversal of an accrual for future lease payments for office space in the U.S. that AWI will not pay due to the termination of the lease contract. This amount was previously accrued in the third quarter of 2000 as part of a restructuring charge when the decision to vacate the premises was made.

As a result of the Filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession, AWI may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements.

If and when the POR is confirmed and made effective, reorganized AWI’s consolidated financial statements will change materially in amounts and classifications through the implementation of the Fresh Start Accounting rules of SOP 97-7.

Conclusion

Although the POR has been developed, implementation of the POR is subject to confirmation of the POR in accordance with the provisions of the Bankruptcy Code and satisfaction after consummation of certain conditions, as provided by the POR. AWI is unable to predict when and if the POR will be confirmed. Therefore, the timing and terms of a resolution of the Chapter 11 Case remain uncertain.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy. The consolidated financial statements and accompanying data in this report include the accounts of AHI and its majority-owned subsidiaries. The results of less than majority owned subsidiaries are accounted for under the equity method. All significant intercompany transactions have been eliminated from the consolidated financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates. These financial statements are prepared in accordance with generally accepted accounting principles and include management estimates and judgments, where appropriate. Management utilizes estimates to record many items including asbestos-related liabilities and insurance assets, allowances for bad debts, inventory obsolescence and lower of cost or market charges, warranty, workers compensation, general liability and environmental claims. When preparing an estimate, management determines the amount based upon considering all known relevant information. Management also confers with outside parties, including outside counsel, where appropriate. Actual results may differ from these estimates.

Revenue Recognition. We recognize revenue from the sale of products and the related accounts receivable no earlier than the date on which title transfers, generally on the date of shipment. A provision is made for the estimated cost of rebates and promotional programs. Provisions for estimated discounts and bad debt losses are based on knowledge of specific customers and a review of outstanding accounts receivable balances.

Sales Incentives. Sales incentives are reflected as a reduction of net sales for all periods presented.

Shipping and Handling Costs. Shipping and handling costs are reflected in cost of goods sold for all periods presented.

Advertising Costs. We recognize advertising expenses as they are incurred.

Pension and Postretirement Benefits. We have benefit plans that provide for pension, medical and life insurance benefits to certain eligible employees when they retire from active service. Generally, our practice is to fund the actuarially determined current service costs and the amounts necessary to amortize prior service obligations over periods ranging up to 30 years, but not in excess of the funding limitations.

Taxes. The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Deferred tax assets and liabilities are recognized using enacted tax rates for expected future tax consequences of events recognized in the financial statements or tax returns. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and short-term investments that have maturities of three months or less when purchased.

Concentration of Credit. We principally sell products to customers in the building products industries, in various geographic regions. In 2003, our net sales to The Home Depot, Inc. and Lowe’s Companies, Inc. were $400.0 million and $318.7 million, respectively. In 2002 and 2001, our net sales to Home Depot, Inc. were $380.3 million and $340.8 million, respectively. Our net sales to Lowe’s Companies, Inc. in years prior to 2003 were less than 10% of our total consolidated net sales. No other customer accounted for 10% or more of our total consolidated net sales.

There are no significant concentrations of credit risk other than with two home center customers who represent 23% and 22% of our trade receivables as of December 31, 2003 and 2002, respectively. We continuously evaluate the creditworthiness of our customers and generally do not require collateral.

Inventories. Inventories are valued at the lower of cost or market. Inventories also include certain resilient flooring samples used in ongoing sales and marketing activities.

Property and Depreciation. Property, plant and equipment values are stated at acquisition cost less accumulated depreciation and amortization. Depreciation charges for financial reporting purposes are determined on the straight-line basis at rates calculated to provide for the retirement of assets at the end of their useful lives, generally as follows: buildings, 20 to 40 years; machinery and equipment, 3 to 20 years.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective January 1, 2002, impairment losses are recorded when indicators of impairment are present, such as operating losses and/or negative cash flows. For purposes of calculating any impairment, we estimate the fair value and compare it to the carrying value of the asset. If the fair value is less than the carrying value of the asset, we record an impairment equal to the difference between the fair value and carrying value of the asset. When assets are disposed of or retired, their costs and related depreciation are removed from the financial statements and any resulting gains or losses normally are reflected in Selling, general and administrative expenses (SG&A).

Costs of the construction of certain property include capitalized interest which is amortized over the estimated useful life of the related asset. There was no capitalized interest recorded in 2003, 2002 and 2001 due to the Chapter 11 Filing.

Goodwill and Other Intangibles. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Our annual impairment test is performed in the fourth quarter. FAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment. See Note 12 for disclosure on goodwill and other intangibles.

Contingent Liabilities. In the context of the Chapter 11 Case, contingent liabilities, including claims that became known after the Filing, are recorded on the basis of the expected amount of the allowed claim in accordance with SOP 90-7 as opposed to the amount for which a claim may be settled.

Foreign Currency Transactions. Assets and liabilities of our subsidiaries operating outside the United States, which account in a functional currency other than US dollars, are translated using the year end exchange rate. Revenues and expenses are translated at the average exchange rates effective during the year. Foreign currency translation gains or losses are included as a component of accumulated other comprehensive income (loss) within shareholder’s equity. Gains or losses on foreign currency transactions are recognized through the statement of earnings.

Financial Instruments and Derivatives. From time to time, we use derivatives and other financial instruments to diversify or offset the effect of currency, interest rate and commodity price variability. See Note 19 for further discussion.

Stock-based Employee Compensation. At December 31, 2003, we had three stock-based employee compensation plans, which are described more fully in Note 25. We account for these plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The following table illustrates the effect on net income if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-based Compensation,” to stock-based employee compensation.

	2003	2002	2001
Net income (loss), as reported	$(39.3)	$(2,142.8)	$92.8
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.1	0.6	1.8
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.2)	(1.1)	(4.0)

Pro forma net income (loss)	$(39.4)	$(2,143.3)	$90.6

Fiscal Periods. Prior to 2003, the fiscal years of the Wood Flooring and Cabinets segments ended on the Saturday closest to December 31, which was December 28, 2002 and December 29, 2001. No events had occurred between these dates and December 31 materially affecting our financial position or results of operations. During 2003, the Wood Flooring and Cabinets segments transitioned to a calendar quarter and year end. The effect of this transition on our comparative financial information was immaterial.

New Accounting Standards

In December 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This standard amends the disclosure requirements of SFAS 132 to require additional disclosures about assets, obligations, cash flow and net periodic benefit cost. The revised standard is effective in 2003, except for foreign plans, and the related disclosures have been included in Note 18.

Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which provides guidance on the accounting and disclosure for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Our current results of operations and financial position have not been affected.

Effective January 1, 2003, we adopted SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities,” which addresses accounting for restructuring and similar costs. This standard affects the timing of expenses associated with restructurings, but is not expected to change the long-term results of operations and financial position.

Effective July 1, 2003, we adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which addresses accounting for certain financial instruments with characteristics of both liabilities and equity. Our current results of operations and financial position have not been affected.

Effective with revenue arrangements entered into after June 30, 2003, we adopted Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides the criteria for identifying and allocating separate units of accounting related to revenue arrangements with multiple deliverables. Our current results of operations and financial position have not been affected.

Effective January 1, 2003, we adopted Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” which provides guidance on the accounting for consideration received from a vendor. Our current results of operations and financial position have not been affected.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The disclosure requirements were adopted December 31, 2002. The recognition and initial measurement provisions were adopted January 1, 2003. Our current results of operations and financial position have not been affected.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” The requirements for variable interest entities created after January 31, 2003 were adopted on February 1, 2003. Our current results of operations and financial position have not been affected. In December 2003, a modification to FIN 46 was issued (FIN 46R) which delayed the effective date until no later than fiscal periods ending after March 15, 2004 and provided additional technical clarifications to implementation issues. We currently do not have any variable interest entities as defined in FIN 46R. We do not expect that the adoption of this statement will have a material impact on our consolidated financial statements.

NOTE 3. NATURE OF OPERATIONS

Reportable Segments

For the year ended 2003	Resilient Flooring	Wood Flooring	Textiles & Sports Flooring	Building Products	Cabinets	All Other	Unallocated Corporate	Total
(amounts in millions)
Net sales to external customers	$1,181.5	$738.6	$271.9	$862.2	$204.8	—	—	$3,259.0
Equity loss (earnings) from affiliates	0.4	—	—	(20.8)	—	$(0.3)	—	(20.7)
Segment operating income (loss)	55.9	(4.0)	(9.8)	95.2	(11.1)	0.3	(136.9)	(10.4)
Restructuring and reorganization charges, net of reversals	1.2	0.8	7.4	—	—	—	(0.8)	8.6
Segment assets	915.3	576.6	207.1	551.5	102.3	18.8	2,276.2	4,647.8
Depreciation and amortization	61.7	42.8	5.2	34.0	3.2	—	26.7	173.6
Investment in affiliates	0.6	—	—	29.5	—	18.8	—	48.9
Capital additions	26.5	17.3	3.4	22.3	1.6	—	7.0	78.1

For the year ended 2002	Resilient Flooring	Wood Flooring	Textiles & Sports Flooring	Building Products	Cabinets	All Other	Unallocated Corporate	Total
(amounts in millions)
Net sales to external customers	$1,152.3	$719.3	$247.2	$826.6	$226.9	—	—	$3,172.3
Equity loss (earnings) from affiliates	0.1	—	—	(19.7)	—	$(2.1)	—	(21.7)
Segment operating income (loss)	64.5	53.0	(4.7)	96.5	(3.9)	2.1	$(2,544.8)	(2,337.3)
Restructuring and reorganization charges, net of reversals	2.2	—	(0.3)	—	—	—	—	1.9
Segment assets	890.7	619.7	203.4	544.6	116.6	18.4	2,111.4	4,504.8
Depreciation and amortization	54.7	16.8	5.6	32.2	2.2	—	25.2	136.7
Investment in affiliates	0.9	—	—	24.6	—	18.4	—	43.9
Capital additions	39.0	22.9	4.1	28.5	6.0	—	24.6	125.1

For the year ended 2001	Resilient Flooring	Wood Flooring	Textiles & Sports Flooring	Building Products	Cabinets	All Other	Unallocated Corporate	Total
(amounts in millions)
Net sales to external customers	$1,164.2	$655.3	$262.9	$831.0	$225.3	—	—	$3,138.7
Equity (earnings) from affiliates	(0.1)	—	—	(16.1)	—	$(0.3)	—	(16.5)
Segment operating income (loss)	70.8	0.9	(0.7)	92.4	15.2	0.3	$(38.8)	140.1
Restructuring and reorganization charges, net of reversals	0.2	4.1	1.2	1.1	1.1	—	1.3	9.0
Segment assets	855.3	1,260.6	177.7	527.0	108.0	16.3	1,093.2	4,038.1
Depreciation and amortization	57.3	36.0	4.7	33.0	2.3	—	23.5	156.8
Investment in affiliates	0.9	—	—	22.4	—	16.3	—	39.6
Capital additions	43.9	22.7	8.6	32.2	2.1	—	18.3	127.8

Accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance of the segments is evaluated on operating income before income taxes, unusual gains and losses, and interest expense.

The 2002 decrease in the assets of the Wood Flooring segment is primarily due to the $596.0 million ($593.8 million, net of tax) goodwill and intangible asset impairment write down recorded as a cumulative effect of a change in accounting principle as of January 1, 2002. See Note 12 for further details.

The 2002 increase in the assets of the Unallocated Corporate segment is primarily due to the $869.7 million increase in the deferred tax asset primarily created by the fourth quarter 2002 asbestos charge described in Notes 1 and 32.

Resilient Flooring — produces a broad range of floor coverings for homes and commercial and institutional buildings. Resilient Flooring products include vinyl sheet, vinyl tile, linoleum flooring and luxury vinyl tile. In addition, our Resilient Flooring segment sources and sells laminate products, adhesives, installation and maintenance materials and accessories, and has recently introduced ceramic tile products. Resilient Flooring products are offered in a wide variety of types, designs, and colors, and provide ease of installation and reduced maintenance (no-wax). We sell these products to wholesalers, large home centers, retailers, contractors, and to the manufactured homes industry.

Wood Flooring — produces wood flooring products for use in new residential construction and renovation, with some commercial applications in stores, restaurants and high-end offices. The product offering includes solid wood (pre-finished or unfinished) and engineered wood floors in various wood species (with oak being the primary species of choice). Virtually all of our Wood Flooring’s sales are in the U.S. Our Wood Flooring products are generally sold to independent wholesale flooring distributors and large home centers under the brand names Bruce®, Hartco® and Robbins®.

Textiles and Sports Flooring (“TSF”) — produces carpeting and sports flooring products that are sold mainly in Europe. Carpeting products consist principally of carpet tiles and broadloom used in commercial applications and in the leisure and travel industry. Sports flooring products include artificial turf and other sports surfaces. Our TSF products are sold primarily through retailers, contractors, distributors and other industrial businesses.

Building Products — produces suspended mineral fiber, soft fibers and metal ceiling systems for use in commercial, institutional and residential settings. In addition, our Building Products segment sources and sells wood ceiling systems. The products are available in numerous colors, performance characteristics and designs, and offer attributes such as acoustical control, rated fire protection, and aesthetic appeal. Commercial ceiling materials and accessories are sold to ceiling systems contractors and to resale distributors. Residential ceiling products are sold through wholesalers and retailers (including large home centers). Suspension system (grid) products manufactured by WAVE are sold by both Armstrong and the WAVE joint venture.

Cabinets — produces kitchen and bathroom cabinetry and related products, which are used primarily in the U.S. residential new construction and renovation markets. Through our system of company-owned and independent distribution centers and through direct sales to builders, our Cabinets segment provides design, fabrication and installation services to single and multi-family homebuilders, remodelers and consumers under the brand names IXL®, Bruce® and Armstrong™.

All Other — contributes operating income related to the equity investment in Interface Solutions, Inc.

Unallocated Corporate — includes expenses that have not been allocated to the business units. The most significant of these expenses relate to asbestos charges as discussed in Note 32.

The sales in the table below are allocated to geographic areas based upon the location of the customer.

Geographic Areas Net trade sales (amounts in millions)	2003	2002	2001
Americas:
United States	$2,247.3	$2,229.1	$2,188.1
Canada	125.8	120.5	114.4
Other Americas	24.8	26.4	23.5

Total Americas	$2,397.9	$2,376.0	$2,326.0

Europe:
Germany	$178.2	$172.6	$182.2
England	125.5	129.8	135.6
France	80.3	69.3	67.8
Netherlands	76.1	69.8	73.8
Italy	37.0	33.2	31.1
Switzerland	35.4	36.8	34.1
Russia	33.2	27.2	25.9
Spain	33.2	26.2	12.5
Belgium	20.6	19.9	16.2
Sweden	19.5	15.8	15.9
Other Europe	104.0	89.7	118.0

Total Europe	$743.0	$690.3	$713.1

Pacific area:
Australia	$35.3	$27.2	$25.3
China	26.1	22.9	24.1
Other Pacific area	56.7	55.9	50.2

Total Pacific area	$118.1	$106.0	$99.6

Total net trade sales	$3,259.0	$3,172.3	$3,138.7

Long-lived assets (property, plant and equipment), net at December 31 (amounts in millions)	2003	2002
Americas:
United States	$848.5	$930.9
Canada	15.0	14.1

Total Americas	$863.5	$945.0

Europe:
Belgium	$32.8	$25.4
England	38.1	39.2
France	15.9	13.9
Germany	224.0	192.5
Netherlands	42.1	42.8
Sweden	10.8	10.0
Other Europe	11.1	5.8

Total Europe	$374.8	$329.6

Pacific area:
China	$22.0	$23.2
Other Pacific area	7.0	5.9

Total Pacific area	$29.0	$29.1

Total long-lived assets, net	$1,267.3	$1,303.7

NOTE 4. LIABILITIES SUBJECT TO COMPROMISE

As a result of AWI’s Chapter 11 Filing (see Note 1), pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of our subsidiaries that are not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI’s asbestos liability is also recorded in liabilities subject to compromise. During the fourth quarter of 2002, AWI recorded a non-cash charge of $2.5 billion to increase its estimate of probable asbestos-related liability. See Note 1 for further discussion on how the Chapter 11 process may address AWI’s liabilities subject to compromise and Note 32 for further discussion of AWI’s asbestos liability.

Liabilities subject to compromise at December 31, 2003 and December 31, 2002 are as follows:

(amounts in millions)	2003	2002
Debt (at face value)	$1,388.6	$1,400.7
Asbestos-related liability	3,190.6	3,190.6
Prepetition trade payables	58.9	51.7
Prepetition other payables and accrued interest	62.7	60.4
Amounts due to affiliates	4.7	4.7
ESOP loan guarantee	157.7	157.7

Total liabilities subject to compromise	$4,863.2	$4,865.8

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

See Note 17 for detail of debt subject to compromise.

NOTE 5. ACQUISITIONS

During 2001, we spent $5.6 million to purchase some of the remaining minority interest of already-consolidated entities within the Resilient Flooring segment. Approximately $5.0 million of the purchase price was allocated to goodwill.

On May 18, 2000, we acquired privately-held Switzerland-based Gema Holding AG (“Gema”), a manufacturer and installer of metal ceilings, for $6 million plus certain contingent consideration not to exceed $25.5 million, based on results over the three year period ending December 31, 2002. In accordance with the purchase agreement, the former owners of Gema were advised that the contingent consideration was $2.0 million. The former owners did not accept such calculation. Therefore, as permitted by the agreement, the contingent consideration calculation will be reviewed by a third party.

The Gema acquisition was recorded under the purchase method of accounting. The purchase price was allocated to the assets acquired and the liabilities assumed based on the estimated fair market value at the date of acquisition. The fair market value of tangible and identifiable intangible net assets acquired exceeded the purchase price by $24.2 million and this amount was recorded as a reduction of the fair value of property, plant and equipment. Contingent consideration of $2.0 million was accounted for as additional purchase price in the third quarter of 2003, with a corresponding amount recorded in accounts payable.

NOTE 6. DISCONTINUED OPERATIONS

In February 2001, we determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001 entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. Based on these events, the segment was classified as a discontinued operation starting with the fourth quarter of 2000. On June 12, 2001, negotiations with this investor were terminated. During the third quarter of 2001, we terminated our plans to permanently exit this segment. This decision was based on the difficulty encountered in selling the business and a new review of the business, industry and overall economy conducted by new senior management. Accordingly, this segment is no longer classified as a discontinued operation and amounts have been reclassified into operations as required by EITF Issue No. 90-16 – “Accounting for Discontinued Operations Subsequently Retained”.

Based on the expected net realizable value of the business determined during the negotiations to sell the business, we had recorded a pretax net loss of $34.5 million in the fourth quarter of 2000, $23.8 million net of tax benefit. We also had recorded an additional net loss of $3.3 million in the first quarter of 2001, as a result of price adjustments resulting from the negotiations. Concurrent with the decision to no longer classify the business as a discontinued operation, the remaining accrued loss of $37.8 million ($27.1 million net of tax) was reversed in the third quarter of 2001 and recorded as part of earnings from discontinued operations. Additionally, the segment’s net income of $3.1 million for the first and second quarter of 2001 was reclassified into earnings from continuing operations for those periods.

During the third quarter of 2001, we concluded there were indicators of impairment related to certain assets in this segment, and accordingly, an impairment evaluation was conducted. This evaluation led to an impairment charge of $8.4 million, representing the excess of book value over estimated fair value which was determined using a net discounted cash flows approach. The charge was included in cost of sales. The impairment was related to property, plant and equipment that produce certain products for which we anticipate lower demand in the future. Additionally, an inventory write-down of $2.1 million was recorded in the third quarter of 2001 within cost of sales related to certain products that will no longer be sold.

NOTE 7. OTHER DIVESTITURES

In July 2000, we sold our Installation Products Group to subsidiaries of the German company Ardex GmbH. During February 2003, we reached a settlement with Ardex on several open issues. The settlement allowed for the payment of a pre-petition liability to Ardex with a discount, adjusted the pricing for our adhesives purchases, eliminated a minimum purchase requirement and resolved environmental remediation disputes. Under the settlement, Ardex filed a proof of claim related to environmental remediation in AWI’s Chapter 11 Case, which will be treated as an allowed unsecured claim. This claim resulted in a fourth quarter 2002 charge of $5.3 million, which was recorded in other non-operating expense.

NOTE 8. ACCOUNTS AND NOTES RECEIVABLE

(amounts in millions)	2003	2002
Customer receivables	$358.4	$370.0
Customer notes	6.2	6.9
Miscellaneous receivables	17.0	17.2
Less allowance for discounts and losses	(66.2)	(61.7)

Net accounts and notes receivable	$315.4	$332.4

Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

NOTE 9. INVENTORIES

Approximately 39% and 42% of our total inventory in 2003 and 2002 was valued on a LIFO (last-in, first-out) basis. The remaining approximately 60% of our total inventory was valued on a FIFO (first-in, first-out) basis. Inventory values were lower than would have been reported on a total FIFO (first-in, first-out) basis, by $62.0 million at the end of 2003 and $52.6 million at year-end 2002.

(amounts in millions)	2003	2002
Finished goods	$330.7	$294.3
Goods in process	40.6	44.8
Raw materials and supplies	165.3	166.0
Less LIFO and other reserves	(82.2)	(69.6)

Total inventories, net	$454.4	$435.5

NOTE 10. PROPERTY, PLANT AND EQUIPMENT

(amounts in millions)	2003	2002
Land	$105.4	$94.3
Buildings	659.7	624.9
Machinery and equipment	1,893.7	1,786.0
Construction in progress	43.3	62.3
Less accumulated depreciation and amortization	(1,434.8)	(1,263.8)

Net property, plant and equipment	$1,267.3	$1,303.7

NOTE 11. EQUITY INVESTMENTS

Investments in affiliates were $48.9 million at December 31, 2003, an increase of $5.0 million, reflecting the equity earnings of our 50% interest in our WAVE joint venture and our remaining 35% interest in Interface Solutions, Inc. (“ISI”). We continue to purchase certain raw materials from ISI under a long-term supply agreement. Equity earnings from affiliates for 2003, 2002 and 2001 consisted primarily of income from a 50% interest in the WAVE joint venture and the 35% interest in ISI.

We purchase some grid products from WAVE, our 50%-owned joint venture with Worthington Industries. The total amount of these purchases was approximately $51 million, $44 million and $40 million for the years ended December 31, 2003, 2002 and 2001, respectively. We also provide certain selling and administrative processing services to WAVE for which we receive reimbursement. Additionally, WAVE leases certain land and buildings from us.

Condensed financial data for significant investments in affiliates accounted for under the equity method of accounting are summarized below:

(amounts in millions)	2003	2002
Current assets	$93.1	$82.1
Non-current assets	32.3	31.6
Current liabilities	65.1	16.0
Long-term debt	—	50.0
Other non-current liabilities	3.0	3.0

(amounts in millions)	2003	2002	2001
Net sales	$213.8	$201.4	$200.1
Gross profit	63.7	61.2	57.1
Net earnings	41.7	39.2	32.3

NOTE 12. GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. FAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment.

As of January 1, 2002, we had unamortized goodwill of $822.8 million, of which $717.2 million was attributable to the Wood Flooring segment. In the second quarter of 2002, we completed the assessment of goodwill and recorded a $590.0 million non-cash transitional impairment charge related to the Wood Flooring segment. The impairment charge is presented in the income statement as a cumulative effect of a change in accounting principle as of January 1, 2002. The impairment charge arose from the Wood Flooring segment’s fair value being lower than our carrying value. The Wood Flooring segment’s fair value was determined using a combination of discounted cash flows, values implicit in precedent business combinations of similar companies in the building products industry and stock market multiples of publicly-traded flooring companies. The fair value was negatively affected by lower operating profits and cash flows than were assumed at the time of the acquisition in 1998. The shortfalls were caused by a combination of lower sales plus higher manufacturing costs. Under previous accounting rules, no goodwill impairment would have been recorded at January 1, 2002.

In the fourth quarter of 2003, we completed our annual assessment of goodwill as required by FAS 142 and determined there was no impairment.

The following table represents the changes in goodwill since December 31, 2001.

(amounts in millions) Goodwill by segment	January 1, 2002	Adjustments, net(1)	Impairments	December 31, 2002
Resilient Flooring	$82.9	$6.4		$89.3
Wood Flooring	717.2	(13.4)	$(590.0)	113.8
Building Products	10.1	1.8	—	11.9
Cabinets	12.6	—	—	12.6

Total consolidated goodwill	$822.8	$(5.2)	$(590.0)	$227.6

(2)	Primarily consists of the effects of foreign exchange and resolution of pre-acquisition tax and other contingencies.

The following table represents the changes in goodwill since December 31, 2002.

(amounts in millions) Goodwill by segment	January 1, 2003	Adjustments, net(1)	Impairments	December 31, 2003
Resilient Flooring	$89.3	$17.8	$—	$107.1
Wood Flooring	113.8	(3.4)		110.4
Building Products	11.9	2.1		14.0
Cabinets	12.6			12.6

Total consolidated goodwill	$227.6	$16.5	$—	$244.1

(1)	Primarily consists of the effects of foreign exchange and resolution of pre-acquisition tax contingencies.

As of January 1, 2002, we had unamortized identifiable intangible assets of $94.1 million. It was determined that the fair value of one of Wood Flooring’s trademarks was lower than its carrying value. The fair value of the trademark was estimated using a discounted cash flow methodology. Accordingly, a non-cash transitional impairment charge of $6.0 million ($3.8 million, net of tax) was calculated and is presented in the income statement as a cumulative effect of a change in accounting principle as of January 1, 2002.

The following table details amounts related to our intangible assets as of December 31, 2003.

	December 31, 2003		December 31, 2002
(amounts in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Computer software	$104.1	$57.7	$100.6	$44.7
Land use rights and other	4.4	0.9	4.4	0.8

Total	$108.5	$58.6	$105.0	$45.5

Unamortized intangible assets
Trademarks and brand names	29.1		29.1

Total intangible assets	$137.6		$134.1

Aggregate Amortization Expense
For the year ended December 31	$15.5		$14.8

Amortization charges for computer software are determined on a straight-line basis at rates calculated to provide for the retirement of assets at the end of their useful lives, generally 3 to 7 years.

The annual amortization expense expected for the years 2004 through 2008 is as follows:

2004	$14.8
2005	13.2
2006	8.7
2007	3.7
2008	3.4

Comparison to prior year “As Adjusted”

The following table presents prior year reported amounts adjusted to eliminate the effect of goodwill and certain identifiable intangible asset amortization in accordance with FAS 142.

(amounts in millions)	December 31,
	2003	2002	2001
Reported net income (loss)	$(39.3)	$(2,142.8)	$92.8
Add back: Goodwill amortization	—	—	22.8
Add back: Trademark and brand names amortization	—	—	0.8

Adjusted net income (loss)	$(39.3)	$(2,142.8)	$116.4

NOTE 13. OTHER NON-CURRENT ASSETS

(amounts in millions)	2003	2002
Cash surrender value of company owned life insurance policies	$62.1	$58.8
Long term notes receivable	27.9	22.4
Other	21.2	24.9

Total other non-current assets	$111.2	$106.1

NOTE 14. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

(amounts in millions)	2003	2002
Payables, trade and other	$221.9	$206.6
Employment costs	41.8	65.8
Reorganization and severance expenses	3.4	1.9
Other	87.1	77.3

Total accounts payable and accrued expenses	$354.2	$351.6

Certain other accounts payable and accrued expenses have been categorized as liabilities subject to compromise (see Note 4).

NOTE 15. RESTRUCTURING AND OTHER ACTIONS

Restructuring charges of $1.7 million were recorded in the fourth quarter of 2003. $1.2 million related to severance and retirement benefits for employees in Textiles and Sports Flooring ($1.0 million) and Resilient Flooring ($0.2 million) segments, as part of the restructuring plan to consolidate certain functions in the European flooring business. Of the $1.2 million, $0.3 million represented a non-cash charge for retirement benefits, which is accounted for as a reduction of the prepaid pension asset. $0.3 million of the charge related to the closing of a Wood Flooring manufacturing location in Warren, Arkansas. Approximately 120 employees were impacted by this plant closure. The remaining $0.2 million of the charge related to the closing of a Resilient Flooring plant in Baroda, India. Approximately 70 employees were impacted by this plant closure. In addition, $0.4 of the remaining accruals from the 2003 charges in the Textiles and Sports Flooring ($0.3 million) and Resilient Flooring ($0.1 million) segments was reversed, comprising certain severance accruals that were no longer necessary.

In July 2003, we announced our plans to close the Wood Flooring manufacturing location in Port Gibson, Mississippi, effective September 2003, due to excess production capacity. The production has been transferred to another Wood Flooring location, resulting in a net reduction of approximately 145 positions. A $0.5 million restructuring charge was recorded for severance benefits. In addition, a charge of $15.1 million, related to accelerated depreciation, was recorded in the third quarter of 2003 as a component of cost of goods sold. Further analysis of the remaining fair value of certain fixed assets in the fourth quarter of 2003 lead to an additional charge to cost of goods sold of $0.8 million.

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

In the fourth quarter of 2002 and in the third quarter of 2002, $0.2 million and $0.6 million, respectively, of the remaining accrual related to the first quarter 2002 and fourth quarter 2001 charges in the Textiles and Sports Flooring segment was reversed, comprising certain severance accruals that were no longer necessary.

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

(amounts in millions)	Beginning Balance	Cash Payments	Charges	Reversals	Other	Ending Balance
2003	$9.1	$(8.7)	$10.1	$(1.8)	$1.3	$10.0
2002	8.9	(2.1)	2.3	(0.8)	0.8	9.1

The amount in “other” for 2003 and 2002 is primarily related to foreign currency translation.

Substantially all of the remaining balance of the restructuring accrual as of December 31, 2003 relates to a noncancelable-operating lease, which extends through 2017, and severance for terminated employees with extended payouts, the majority of which will be paid by the second quarter of 2004.

NOTE 16. INCOME TAXES

The tax effects of principal temporary differences between the carrying amounts of assets and liabilities and their tax bases are summarized in the table below. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize deferred tax assets, except for certain foreign tax credit, state and foreign net operating loss carryforwards and other basis adjustments for which we have provided a valuation allowance of $222.4 million. The $2.3 million of U.S. foreign tax credits will expire in 2005. We have $1,351.6 million of state net operating loss carryforwards with expirations between 2004 and 2023, and $268.1 million of foreign net operating loss carryforwards, which will be carried forward indefinitely. The valuation allowance decreased by $6.4 million in 2003 primarily due to the expiration of the state net operating loss carryforwards offset by additional foreign net operating losses.

Deferred income tax assets (liabilities) (amounts in millions)	2003	2002
Postretirement and postemployment benefits	$91.0	$88.4
Chapter 11 reorganization costs and restructuring costs	16.4	17.9
Asbestos-related liabilities	1,153.9	1,153.5
Foreign tax credit carryforward	2.3	4.9
Net operating losses	211.2	205.5
Other	135.3	96.4

Total deferred tax assets	1,610.1	1,566.6
Valuation allowance	(222.4)	(228.8)

Net deferred tax assets	1,387.7	1,337.8
Accumulated depreciation	(200.6)	(175.4)
Pension credit	(144.1)	(138.5)
Insurance for asbestos-related liabilities	(33.2)	(66.5)
Tax on unremitted earnings	(27.0)	(27.0)
Other	(73.7)	(66.8)

Total deferred income tax liabilities	(478.6)	(474.2)

Net deferred income tax assets	$909.1	$863.6

Deferred income taxes have been classified in the Consolidated Balance Sheet as:
Deferred income tax asset – current	$19.2	$14.7
Deferred income tax asset – non-current	988.3	869.7
Deferred income tax liability – current	(3.3)	—
Deferred income tax liability – non-current	(95.1)	(20.8)

Net deferred income tax assets (liabilities)	$909.1	$863.6

Details of taxes (amounts in millions)	2003	2002	2001
Earnings (loss) from continuing operations before income taxes:
Domestic	$(53.9)	$(2,398.0)	$117.1
Foreign	17.6	21.2	14.1
Eliminations	(4.7)	—	(15.5)

Total	$(41.0)	$(2,376.8)	$115.7

Income tax provision (benefit):
Current:
Federal	$25.1	$35.2	$5.0
Foreign	20.8	10.6	13.2
State	3.9	1.4	(0.6)

Total current	49.8	47.2	17.6

Deferred:
Federal	(41.5)	(874.1)	33.3
Foreign	(9.3)	(1.6)	(8.4)
State	(0.7)	0.7	—

Total deferred	(51.5)	(875.0)	24.9

Total income taxes (benefit)	$(1.7)	$(827.8)	$42.5

At December 31, 2003, unremitted earnings of subsidiaries outside the U.S. were $294.9 million (at December 31, 2003 balance sheet foreign exchange rates). We expect to repatriate $77.0 million of earnings for which $27.0 million of U.S. taxes were provided in 2000. No U.S. taxes have been provided on the remaining unremitted earnings as we intend to invest these earnings permanently. If such earnings were to be remitted without offsetting tax credits in the U.S., withholding taxes would be $7.5 million. The 2003, 2002 and 2001 tax provisions reflect the reversal of certain state and foreign tax and other accruals no longer required due to the completion of tax audits and/or expiration of statutes of limitation partially offset by certain nondeductible expenses.

Reconciliation to U.S. statutory tax rate (amounts in millions)	2003	2002	2001
Continuing operations tax (benefit) at statutory rate	$(14.4)	$(831.9)	$40.5
State income taxes, net of federal benefit	0.4	1.7	(1.9)
Foreign losses	7.8	7.2	1.1
Tax on foreign and foreign-source income	(4.9)	(15.9)	(8.4)
Goodwill amortization	—	—	6.7
Permanent book/tax differences	9.3	10.8	5.9
Other items, net	0.1	0.3	(1.4)

Tax expense (benefit) at effective rate	$(1.7)	$(827.8)	$42.5

Other taxes (amounts in millions)	2003	2002	2001
Payroll taxes	$79.1	$77.3	$74.2
Property, franchise and capital stock taxes	15.8	12.6	16.3

NOTE 17. DEBT

(See Note 4 regarding treatment of prepetition debt.)

(amounts in millions)	2003	Average year-end interest rate	2002	Average year-end interest rate
Borrowings under lines of credit	$450.0	7.18%	$450.0	7.18%
Commercial paper	50.0	6.75%	50.0	6.75%
Foreign banks	3.9	3.62%	12.3	4.58%
Bank loans due 2004-2015	34.1	5.65%	30.6	5.95%
9.00% medium-term notes due 2001	7.5	9.00%	7.5	9.00%
6.35% senior notes due 2003	200.0	6.35%	200.0	6.35%
6.50% senior notes due 2005	150.0	6.50%	150.0	6.50%
9.75% debentures due 2008	125.0	9.75%	125.0	9.75%
7.45% senior notes due 2029	200.0	7.45%	200.0	7.45%
7.45% senior quarterly interest bonds due 2038	180.0	7.45%	180.0	7.45%
Industrial development bonds	21.0	3.85%	21.0	4.00%
Capital lease obligations	3.3	7.63%	5.6	7.63%
Other	15.3	8.56%	27.6	10.65%

Subtotal	1,440.1	7.20%	1,459.6	7.26%
Less debt subject to compromise	1,388.6	7.29%	1,400.7	7.35%
Less current portion and short-term debt	12.1	5.13%	19.0	5.14%

Total long-term debt, less current portion	$39.4	4.72%	$39.9	5.10%

Approximately $37.0 million of the $51.5 million of total debt not subject to compromise outstanding as of December 31, 2003 was secured with buildings and other assets. Approximately $35.2 million of the $58.9 million of total debt not subject to compromise outstanding as of December 31, 2002 was secured with buildings and other assets.

Scheduled payments of long-term debt, excluding debt subject to compromise (amounts in millions):

2004	$8.2
2005	8.6
2006	6.7
2007	$2.5
2008	2.1

Debt from the table above included in liabilities subject to compromise consisted of the following at December 31, 2003 and 2002.

(amounts in millions)	2003	2002
Borrowings under lines of credit	$450.0	$450.0
Commercial paper	50.0	50.0
9.00% medium-term notes due 2001	7.5	7.5
6.35% senior notes due 2003	200.0	200.0
6.50% senior notes due 2005	150.0	150.0
9.75% debentures due 2008	125.0	125.0
7.45% senior notes due 2029	200.0	200.0
7.45% senior quarterly interest bonds due 2038	180.0	180.0
Industrial development bonds	11.0	11.0
Other	15.1	27.2

Total debt subject to compromise	$1,388.6	$1,400.7

On November 1, 2002, the Bankruptcy Court announced it had approved AWI’s motion to reduce the amount of its DIP Facility from $200 million to $75 million, eliminate the revolving credit borrowing feature, retain the letter of credit issuance facility and extend the maturity date to December 8, 2003. On September 29, 2003, the Bankruptcy Court announced it had approved AWI’s motion to extend the maturity date from December 8, 2003, to December 8, 2004, on its $75 million DIP Credit Facility that is limited to issuances of letters of credit. Obligations under the DIP Facility to reimburse drawings under the letters of credit constitute a super-priority administrative expense claim in the Chapter 11 Case. As of December 31, 2003 and 2002, AWI had approximately $22.8 million and $28.7 million, respectively, in letters of credit that were issued under the DIP Facility.

Other debt includes a $6.5 million zero-coupon note due in 2013 that was fully accreted to its face value of $18.6 million during 2000 due to the Chapter 11 Filing. This zero-coupon note was subsequently reduced by $12.1 million in December 2003 due to an agreement reached between AWI and the holder of the note as to the claim amount.

In addition, certain foreign subsidiaries have approximately $36.3 million of unused short-term lines of credit available from banks. The credit lines are subject to immaterial annual commitment fees.

NOTE 18. PENSION AND OTHER BENEFIT PROGRAMS

We have defined benefit pension plans and postretirement medical and insurance benefit plans covering eligible employees worldwide. We also have defined-contribution pension plans for eligible employees. Benefits from defined benefit pension plans, which cover substantially all employees worldwide, are based primarily on an employee’s compensation and years of service. We fund our pension plans as and when required. We fund postretirement benefits on a pay-as-you-go basis, with the retiree paying a portion of the cost for health care benefits by means of deductibles and contributions. We announced in 1989 and 1990 a 15-year phase-out of health care benefits for certain future retirees. These future retirees include parent company nonunion employees and some union employees.

Medicare Act

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“The Act”) became law in the United States. The Act expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligible participants starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligible participants with a range of options for coordinating with the new government-sponsored program. These options include supplementing the government program on a secondary payor basis or accepting a direct subsidy from the government to support a portion of the cost of the employer’s program.

Pursuant to guidance from the FASB, we have chosen to defer recognition of the potential effects of the Act in these 2003 disclosures. Therefore, the retiree health obligations and costs reported in the financial statements do not yet reflect any potential impact of the Act. FASB guidance, when issued, is likely to require the company to change previously reported information.

We will review our retiree health care strategy in light of the Act. In 2003, we paid approximately $8 million for prescription drug coverage for our Medicare-eligible retirees. We anticipate that our retiree health costs could be reduced in the future.

UNITED STATES PLANS

The following tables summarize the balance sheet impact of the pension and postretirement benefit plans, as well as the related benefit obligations, assets, funded status and rate assumptions. The pension benefits disclosures include both the Retirement Income Plan (RIP) and the Retirement Benefit Equity Plan, which is a nonqualified, unfunded plan designed to provide pension benefits in excess of the limits defined under Sections 415 and 401(a)(17) of the Internal Revenue Code.

We use a December 31 measurement date for our U.S. defined benefit plans.

	Pension Benefits		Retiree Health and Life Insurance Benefits
U.S. defined-benefit plans (amounts in millions)	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligation as of January 1	$1,423.4	$1,324.4	$458.2	$386.6
Service cost	21.8	17.2	3.4	5.6
Interest cost	91.8	89.1	26.2	28.1
Plan participants’ contributions	—	—	4.6	4.0
Plan amendments	20.2	0.7	(60.0)	(0.5)
Actuarial loss	111.2	83.5	38.0	64.5
Benefits paid	(97.6)	(91.5)	(33.8)	(30.1)

Benefit obligation as of December 31	$1,570.8	$1,423.4	$436.6	$458.2

Change in plan assets:
Fair value of plan assets as of January 1	$1,603.6	$1,735.9
Actual return on plan assets – gain/(loss)	373.7	(43.8)
Employer contribution	3.2	3.0	$29.2	$26.1
Plan participants’ contributions	—	—	4.6	4.0
Benefits paid	(97.6)	(91.5)	(33.8)	(30.1)

Fair value of plan assets as of December 31	$1,882.9	$1,603.6	$0.0	$0.0

Funded status of the plans	$312.1	$180.2	$(436.6)	$(458.2)
Unrecognized net actuarial loss (gain)	(18.5)	100.9	240.3	215.0
Unrecognized prior service cost	134.2	131.9	(45.9)	9.1

Net asset/(liability) recognized	$427.8	$413.0	$(242.2)	$(234.1)

	Pension Benefits		Retiree Health and Life Insurance Benefits
U.S. defined-benefit plans	2003	2002	2003	2002
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.00%	6.50%	6.00%	6.50%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.50%	7.00%	6.50%	7.00%
Expected return on plan assets	8.00%	8.75%	n/a	n/a
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

Investment Policies

The RIP’s primary investment objective is to increase the ratio of RIP assets to liabilities by maximizing the long-term return on investments while minimizing the likelihood of cash contributions over the next 5-10 years. This is to be achieved by (a) investing primarily in publicly-traded equities, (b) limiting return volatility by diversifying investments among additional asset classes with differing expected rates of return and return correlations, and (c) investing a portion of RIP assets in a bond portfolio whose duration is roughly equal to the duration of RIP liabilities. Derivatives may be used either to implement investment positions efficiently or to hedge risk but not to create investment leverage.

Each asset class utilized by the RIP has a targeted asset allocation. The table below shows the asset allocation target and the December 31, 2003 and 2002 position for each asset class:

	Target Weight at December 31, 2003	Position at December 31,
Asset Class		2003	2002
Domestic equity	41%	43%	40%
International equity	22%	25%	21%
High yield bonds	5%	6%	6%
Long duration bonds	25%	22%	27%
Real estate	7%	1%	1%
Other fixed income	0%	3%	5%

Domestic equity includes AHI common stock in the amounts of $1.6 million (0.08% of total RIP assets) and $0.5 million (0.03% of total RIP assets) at December 31, 2003 and 2002, respectively.

Basis of Rate-of-Return Assumption

Long-term asset class return forecasts were obtained from several investment firms. The forecasts were averaged to come up with consensus passive return forecasts for each asset class. An incremental component was added for the expected return from active management based both on the RIP’s experience and on historical information obtained from the RIP’s investment consultants. These forecast gross returns were reduced by estimated management fees and expenses, yielding a long-term return forecast of 8.00% per annum.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Retiree Health and Life Insurance Benefits
(amounts in millions)	2003	2002	2003	2002
Prepaid benefit costs	$445.8	$428.9
Accrued benefit liability	(38.3)	(33.3)	$(242.2)	$(234.1)
Intangible asset	0.8	1.0	—	—
Other comprehensive income	19.5	16.4	—	—

Net asset/(liability) recognized	$427.8	$413.0	$(242.2)	$(234.1)

The accumulated benefit obligation for the U.S. defined benefit pension plans was $1,464.1 million and $1,364.9 million at December 31, 2003 and 2002, respectively.

	Pension Benefits
U.S. pension plans with benefit obligations in excess of assets (millions)	2003	2002
Projected benefit obligation, December 31	$43.4	$35.5
Accrued benefit obligation, December 31	38.3	33.3
Fair value of plan assets, December 31	—	—

The above table relates to the Retirement Benefit Equity Plan, which is a nonqualified, unfunded plan designed to provide pension benefits in excess of the limits defined under Sections 415 and 401(a)(17) of the Internal Revenue Code.

The components of pension credit are as follows:

	Pension Benefits
U.S. defined-benefit plans (amounts in millions)	2003	2002	2001
Service cost of benefits earned during the year	$21.8	$17.2	$14.9
Interest cost on projected benefit obligation	91.8	89.1	93.0
Expected return on plan assets	(144.5)	(154.4)	(164.4)
Amortization of transition asset	—	(2.1)	(6.2)
Amortization of prior service cost	17.9	17.6	17.5
Amortization of net actuarial loss/(gain)	1.4	(6.6)	(11.6)

Net periodic pension credit	$(11.6)	$(39.2)	$(56.8)

The components of postretirement benefits cost are as follows:

	Retiree Health and Life Insurance Benefits
U.S. defined-benefit plans (amounts in millions)	2003	2002	2001
Service cost of benefits earned during the year	$3.4	$5.6	$3.6
Interest cost on accumulated postretirement benefit obligation	26.2	28.1	20.2
Amortization of prior service cost (benefit)	(5.1)	0.2	0.3
Amortization of net actuarial loss	12.3	11.2	2.1

Net periodic postretirement benefit cost	$36.8	$45.1	$26.2

For measurement purposes, an average rate of 10% annual increase in the per capita cost of covered health care benefits was assumed for 2004, decreasing 1% per year to an ultimate rate of 6%. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One percentage point
U.S. retiree health and life insurance benefit plans (amounts in millions)	Increase	Decrease
Effect on total of service and interest cost components	$1.9	$(1.7)
Effect on postretirement benefit obligation	25.4	(22.2)

We expect to contribute $3.5 million to our U.S. defined benefit pension plans and $29.4 million to our U.S. other postretirement benefit plans in 2004.

NON-U.S. PLANS

We have defined benefit pension plans covering employees in a number of foreign countries that utilize assumptions which are consistent with, but not identical to, those of the U.S. plans. The following tables summarize the balance sheet impact of foreign pension benefit plans, as well as the related benefit obligations, assets, funded status and rate assumptions.

	Pension Benefits
Non-U.S. defined-benefit plans (amounts in millions)	2003	2002
Change in benefit obligation:
Benefit obligation as of January 1	$340.1	$283.6
Service cost	8.2	8.1
Interest cost	19.4	15.9
Plan participants’ contributions	2.8	2.3
Plan amendments	(5.7)	0.1
Effect of settlements and curtailments	(0.9)	0.1
Foreign currency translation adjustment	57.1	44.3
Actuarial loss (gain)	2.4	4.0
Benefits paid	(19.6)	(18.3)

Benefit obligation as of December 31	$403.8	$340.1

Change in plan assets: Fair value of plan assets as of January 1	$153.7	$156.8
Actual return on plan assets gain/(loss)	19.4	(20.9)
Employer contributions	19.4	15.1
Plan participants’ contributions	2.8	2.3
Foreign currency translation adjustment	24.7	18.7
Benefits paid	(19.6)	(18.3)

Fair value of plan assets as of December 31	$200.4	$153.7

Funded status of the plans	$(203.4)	$(186.4)
Unrecognized net actuarial loss	53.0	53.4
Unrecognized transition obligation	(0.1)	0.2
Unrecognized prior service (benefit) cost	(0.5)	5.9

Net liability recognized	$(151.0)	$(126.9)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits
(amounts in millions)	2003	2002
Prepaid benefit cost	$9.3	$6.3
Accrued benefit liability	(178.1)	(152.6)
Intangible asset	3.5	3.9
Other comprehensive income	14.3	15.5

Net liability recognized	$(151.0)	$(126.9)

	Pension Benefits
Non-U.S. pension plans with benefit obligations in excess of assets (millions)	2003	2002
Projected benefit obligation, December 31	$335.0	$340.1
Accrued benefit obligation, December 31	300.6	300.2
Fair value of plan assets, December 31	131.2	153.7

The components of pension cost are as follows:

Non-U.S. defined-benefit plans (amounts in millions)	2003	2002	2001
Service cost of benefits earned during the year	$8.2	$8.1	$7.9
Interest cost on projected benefit obligation	19.4	15.9	15.4
Expected return on plan assets	(12.8)	(11.2)	(11.0)
Amortization of transition obligation	0.3	0.1	0.4
Amortization of prior service cost	0.6	0.6	0.2
Amortization of net actuarial loss	0.5	0.2	—

Net periodic pension cost	$16.2	$13.7	$12.9

The funded status of non-U.S. defined-benefit plans was determined using the following assumptions:

	Pension Benefits
Non-U.S. defined-benefit plans	2003	2002
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.40%	5.50%
Rate of compensation increase	3.40%	3.40%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.50%	5.50%
Expected return on plan assets	6.40%	6.40%
Rate of compensation increase	3.40%	3.70%

Costs for other defined contribution benefit plans and multiemployer pension plans were $11.3 million in 2003, $9.9 million in 2002, and $11.9 million in 2001.

NOTE 19. FINANCIAL INSTRUMENTS

We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments are as follows:

	2003		2002
(millions at December 31)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets/(Liabilities):
Debt subject to compromise	$(1,388.6)	$(752.2)	$(1,400.7)	$(600.2)
Long-term debt, including current portion	(47.6)	(47.6)	(46.6)	(46.6)
Foreign currency contract obligations	(1.0)	(1.0)	(4.6)	(4.6)
Natural gas contracts	3.5	3.5	3.9	3.9

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses, short-term debt and current installments of long-term debt approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt were based upon quotes from major financial institutions taking into consideration current rates offered to us for debt of the same remaining maturities. The fair value estimates of foreign currency contract obligations are estimated from national exchange quotes. The fair value estimates of natural gas contracts are estimated by obtaining quotes from major financial institutions and energy companies.

We utilize lines of credit and other commercial commitments in order to ensure that adequate funds are available to meet operating requirements. On December 31, 2003, our foreign subsidiaries had available lines of credit totaling $45.9 million, of which $9.6 million was used, leaving $36.3 million of unused lines of credit for borrowing on December 31, 2003.

On December 31, 2003, we had outstanding letters of credit totaling $62.6 million, of which $22.8 million was issued under the DIP Facility. The DIP Facility had $52.2 million that remained available for issuance of letters of credit as of December 31, 2003. Letters of credit are issued to third party suppliers, insurance and financial institutions and can only be drawn upon in the event of our failure to pay our obligations to the beneficiary. Letters of credit are currently arranged through AWI’s DIP Facility, lead managed by JP Morgan Chase. Certain letters of credit arranged with Wachovia Bank prior to the Filing remain outstanding.

NOTE 20. DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices that could impact our results of operations and financial condition. We use swap, forward and option contracts to hedge currency and commodity exposures. We regularly monitor developments in the capital markets and only enter into currency and swap transactions with established counter-parties having investment grade ratings. Exposure to individual counterparties is controlled, and thus we consider the risk of counterparty default to be negligible. Swap, forward and option contracts are entered into for periods consistent with underlying exposure and do not constitute positions independent of those exposures. We use derivative financial instruments as risk management tools and not for speculative trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions and energy companies in order to manage our exposure to potential nonperformance on such instruments.

Interest Rate Risk - Due to AWI’s Chapter 11 Filing, all affected debt was classified as liabilities subject to compromise and there were no open interest rate derivatives as of December 31, 2003 and 2002.

Currency Rate Risk - We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. At December 31, 2003, our major foreign currency exposures are to the Euro, the Canadian dollar and the British pound.

We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows, resulting from the sale of product to foreign customers and purchases from foreign suppliers, will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. These transactions allow us to further reduce our overall exposure to exchange rate movements, since the gains and losses on these contracts offset losses and gains on the transactions being hedged. Gains and losses on these instruments are deferred in other comprehensive income until the underlying transaction is recognized in earnings. The net fair value of these instruments at December 31, 2003 was an asset of $1.6 million, all of which is expected to be taken to earnings in the next twelve months. The earnings impact is reported in either net sales, cost of goods sold or other expense to match the underlying transaction being hedged. The earnings impact of these hedges was a $1.2 million gain during 2003.

We also use foreign currency forward exchange contracts to hedge exposures created by cross-currency inter-company loans. The underlying inter-company loans are classified as short-term and translation adjustments related to these loans are recorded in other income. The related derivative contracts are classified as fair value hedges and the offsetting gains and losses on these contracts are also recorded in other income. The fair value of these instruments at December 31, 2003 was a $2.6 million liability, all of which is expected to be taken to earnings in the next twelve months. During 2003, the net earnings impact of these hedges was a loss of $0.1 million, recorded in other income, which was comprised of a loss of approximately $32.2 million from the foreign currency forward exchange contracts substantially offset by the 2003 translation adjustment of approximately $32.1 million for the underlying inter-company loans.

Commodity Price Risk - We purchase natural gas for use in the manufacture of ceiling tiles and other products and to heat many of our facilities. As a result, we are exposed to movements in the price of natural gas. We have a policy of minimizing cost volatility by purchasing natural gas forward contracts, purchased call options, and zero-cash collars. These instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying products are sold. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The fair value of these instruments at December 31, 2003 was a $3.5 million asset, of which $3.1 million is expected to be taken to earnings in the next twelve months. The earnings impact of hedges that matured during 2003, recorded in cost of goods sold, was $7.8 million of income. The earnings impact of the ineffective portion of these hedges was not material during 2003.

NOTE 21. GUARANTEES

As of December 31, 2003, we maintained agreements with the lending institutions of two of our distributors. Under these agreements, if a distributor were to default on its borrowings and the lender foreclosed on the assets, the bank could return a large part of any of our products still at the distributor (subject to certain quality and roll size minimums) for a refund of original cost. One agreement expired February 2004 and the remaining agreement will expire in September 2004. At December 31, 2003, the amount of inventory held at the remaining distributor was approximately $3.8 million. No claim has been made under any of these agreements and we do not anticipate any such claims in the future. As such, no liability has been recorded for these agreements.

In disposing of assets through mid 2000, AWI and some subsidiaries had entered into contracts that included various indemnity provisions, covering such matters as taxes, environmental liabilities and asbestos and other litigation. Some of these contracts had exposure limits, but many did not. Due to the nature of the indemnities, it is not possible to estimate the potential maximum exposure under these contracts. As a debtor-in-possession, for those contracts that are still executory where AWI was the sole guarantor, AWI anticipates rejecting those contracts. Parties that timely file claims with respect to such contracts will have such claims addressed in AWI’s Chapter 11 Case. AWI cannot estimate the value of any potential claims that will ultimately be allowed by the Bankruptcy Court. See Item 1 regarding Proceedings under Chapter 11.

Subsidiaries that are not part of the Chapter 11 Filing also entered into certain contracts that included various indemnity provisions similar to those described above. Since these subsidiaries are not part of the Chapter 11 Filing, these contracts continue to be in effect. Some of these contracts had exposure limits, but many did not. Due to the nature of the indemnities, it is not possible to estimate the potential maximum exposure under all these contracts. For contracts under which an indemnity claim has been received, a liability of $1.4 million has been recorded as of December 31, 2003. See Item 3 regarding Litigation for additional information.

In September 1999, we sold our Textiles Products operations. As part of the divestiture agreement, we transferred certain liabilities and assets to the purchaser to cover pension payments earned by the work force as of the sale date. We also reimburse the purchaser for such pension payments that are not covered by the pension assets. In addition, we agreed to reimburse the purchaser for the tax impact of our reimbursement of the pension payments. This agreement has no termination date. As of December 31, 2003, we maintained a $1.4 million liability for this guarantee and the maximum payments could be approximately $3.3 million, excluding any amounts paid for tax reimbursement.

See Notes 4 and 24 for a discussion of the ESOP loan guarantee.

NOTE 22. PRODUCT WARRANTIES

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. Generally, the terms of these warranties range up to 25 years and provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for product warranties for 2003 and 2002:

(amounts in millions)	2003	2002
Balance at beginning of year	$22.7	$19.2
Reductions for payments	(38.9)	(38.5)
Current year warranty accruals	40.6	41.8
Preexisting warranty accrual changes	(0.3)	(1.2)
Effects of foreign exchange translation	1.8	1.4

Balance at end of year	$25.9	$22.7

NOTE 23. OTHER LONG-TERM LIABILITIES

(amounts in millions)	2003	2002
Long-term deferred compensation arrangements	$41.1	$41.5
Environmental liabilities not subject to compromise	8.4	9.8
Other	31.7	31.4

Total other long-term liabilities	$81.2	$82.7

NOTE 24. RETIREMENT SAVINGS AND STOCK OWNERSHIP PLAN (RSSOP)

In 1989, we established an Employee Stock Ownership Plan (“ESOP”) that borrowed $270 million from banks and insurance companies, repayable over 15 years and guaranteed by AWI. The ESOP used the proceeds to purchase 5,654,450 shares of a new series of convertible preferred stock issued by Armstrong. In 1996, the ESOP was merged with the Retirement Savings Plan for salaried employees (a defined-contribution pension plan) to form the Retirement Savings and Stock Ownership Plan (“RSSOP”). On July 31, 1996, the trustee of the ESOP converted the preferred stock held by the trust into approximately 5.1 million shares of common stock at a one-for-one ratio.

The number of shares released for allocation to participant accounts has been based on the proportion of principal and interest paid to the total amount of debt service remaining to be paid over the life of the borrowings. Through December 31, 2003, the RSSOP allocated 2,374,000 shares to participants that remain outstanding, participants retired 2,049,000 shares, AHI contributed an additional 437,000 shares from its treasury and the trustee purchased 243,000 shares on the open market to allocate to employees. As of December 31, 2003, there were approximately 1,912,000 shares in the RSSOP that had yet to be allocated to participants.

All RSSOP shares are considered outstanding for earnings per share calculations. Historically, dividends on allocated shares were credited to employee accounts while dividends on unallocated shares were used to satisfy debt service payments.

We recorded costs for the RSSOP of $5.6 million in 2003, $4.5 million in 2002 and $3.5 million in 2001, which related to company cash matching contributions.

See Note 32 for information regarding an audit of the RSSOP by the U.S. Department of Labor.

The RSSOP currently covers parent company nonunion employees, some parent company union employees, Wood Flooring salaried employees, and Cabinets salaried employees.

On November 22, 2000, AWI failed to repay $50 million in commercial paper that was due. Subsequently, the remaining ESOP bond principal balance of $142.2 million became immediately payable along with a $15.5 million interest and tax make-whole premium. ESOP debt service payments have not been made since June 2000. As a result of the Chapter 11 Filing, AWI’s guarantee of these ESOP loan obligations of $157.7 million is now classified as a liability subject to compromise.

NOTE 25. STOCK-BASED COMPENSATION PLANS

Awards under the 1993 Long-Term Stock Incentive Plan (“1993 Plan”) were made in the form of stock options, stock appreciation rights in conjunction with stock options, performance restricted shares and restricted stock awards. No additional awards may be issued under the 1993 Plan.

During 1999, we adopted the 1999 Long-Term Incentive Plan (“1999 Plan”) which replaced the 1993 Plan. The 1999 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, performance-restricted shares and restricted stock awards. The 1999 Plan also incorporates stock awards and cash incentive awards. No more than 3,250,000 shares of common stock may be issued under the 1999 Plan, and no more than 300,000 of the shares may be awarded in the form of performance restricted shares, restricted stock awards or stock awards. The 1999 Plan does not allow awards to be granted after April 25, 2009. Pre-1999 grants made under predecessor plans will be governed under the provisions of those plans.

During 2000, we adopted the Stock Award Plan (“2000 Plan”) to enable stock awards and restricted stock awards to officers, key employees and non-employee directors. No more than 750,000 treasury shares may be awarded under the 2000 Plan. The 2000 Plan will remain in effect until the earlier of the grant of all the shares allowed under the plan or termination of the plan by the Board of Directors.

All of the three plans discussed above will be terminated upon the effective date of AWI’s plan of reorganization.

Approximately 1,702,000 stock options were cancelled as a result of a restricted stock for stock option exchange program offered to employees in 2000. Employees other than the CEO holding stock options were given a one-time opportunity to exchange their stock options with exercise prices above $50 per share for shares of AHI restricted stock based on specified conversion ratios. The shares issued under this exchange program were issued under the 2000 Plan and were fully vested by August 2002. Expenses related to this event were $0.1 million in 2002 and $0.7 million in 2001.

Options are granted to purchase shares at prices not less than the closing market price of the shares on the dates the options are granted. The options generally become exercisable in one to three years and expire 10 years from the date of grant.

Changes in option shares outstanding (thousands except for share price)	2003	2002	2001
Option shares at beginning of year	2,508.8	2,682.6	2,777.5
Options granted	—	—	100.0
Option shares exercised	—	—	—
Options cancelled	(131.9)	(173.8)	(194.9)

Option shares at end of year	2,376.9	2,508.8	2,682.6
Option shares exercisable at end of year	2,343.6	1,963.5	1,551.7
Shares available for grant	4,425.8	4,285.6	4,161.5
Weighted average price per share:
Options outstanding	$30.62	$30.52	$30.36
Options exercisable	$31.01	34.50	39.51
Options granted	N/A	N/A	3.60
Option shares exercised	N/A	N/A	N/A

The table below summarizes information about stock options outstanding at December 31, 2003.

(thousands except for life and share price)

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at 12/31/03	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable at 12/31/03	Weighted- average exercise price
$1.19 - $18.00	300.0	6.9	$7.05	266.7	$7.49
$18.01 - $19.50	1,256.2	6.2	19.44	1,256.2	19.44
$19.51 - $49.00	274.9	1.8	45.26	274.9	45.26
$49.01 - $69.00	366.6	2.3	56.49	366.6	56.49
$69.01 - $84.00	179.2	3.9	73.14	179.2	73.14

	2,376.9			2,343.6

Restricted stock awards can be used for the purposes of recruitment, special recognition and retention of key employees. No award of restricted stock shares was granted in 2003. At the end of 2003, there were 121,313 restricted shares of common stock outstanding with 1,026 accumulated dividend equivalent shares.

SFAS No. 123, “Accounting for Stock-Based Compensation,” permits entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings disclosures. Had compensation costs for these plans been determined consistent with SFAS No. 123, our net earnings would have been reduced to the following pro forma amounts.

(amounts in millions)	2003	2002	2001
Net earnings (loss):
As reported	$(39.3)	$(2,142.8)	$92.8
Pro forma	$(39.4)	(2,143.3)	90.6

The fair value of grants was estimated on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions for 2001 presented in the table below. The weighted-average fair value of stock options granted in 2001 was $1.21 per share. There were no stock options granted in 2003 and 2002.

2001
Risk-free interest rate	4.57%
Dividend yield	0%
Expected life	5 years
Volatility	28%

NOTE 26. EMPLOYEE COMPENSATION

Employee compensation is presented in the table below. Charges for severance costs and early retirement incentives to terminated employees (otherwise recorded as restructuring charges) have been excluded.

Employee compensation cost (amounts in millions)	2003	2002	2001
Wages and salaries	$711.4	$707.9	$685.3
Payroll taxes	79.1	77.3	74.2
Pension expense (credits), net	15.9	(15.6)	(32.0)
Insurance and other benefit costs	112.4	106.7	92.3
Stock-based compensation	0.2	0.9	2.7

Total	$919.0	$877.2	$822.5

The increases in insurance and other benefit costs are primarily related to increased medical benefit costs.

NOTE 27. LEASES

We rent certain real estate and equipment. Several leases include options for renewal or purchase, and contain clauses for payment of real estate taxes and insurance. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. As part of the Chapter 11 Case, AWI must decide whether to assume, assume and assign, or reject prepetition unexpired leases and other prepetition executory contracts. AWI has been granted an extension through and including the date on which an order confirming the Plan is entered by the U.S. District Court for the District of Delaware to make these decisions with respect to prepetition unexpired leases of real property. With respect to prepetition executory contracts and unexpired leases not related to real estate, AWI has until confirmation of a reorganization plan to make these decisions unless such time is shortened by the Bankruptcy Court. The accompanying financial statements do not reflect any adjustment related to assumption or rejection of such agreements.

Rental expense was $19.9 million in 2003, $20.5 million in 2002 and $19.1 million in 2001. Future minimum payments at December 31, 2003, by year and in the aggregate, having noncancelable lease terms in excess of one year were as follows:

Scheduled minimum lease payments (amounts in millions)	Capital Leases	Operating Leases
2004	$1.2	$15.7
2005	1.6	12.0
2006	1.0	9.4
2007	0.7	5.8
2008	0.3	4.1
Thereafter	0.1	10.9

Total	$4.9	$57.9

We have capital leases that have lease payments that extend until 2018. Assets under capital leases are included in the consolidated balance sheets as follows:

(amounts in millions)	2003	2002
Land	$3.8	$3.8
Building	4.1	4.1
Machinery	25.8	25.2
Less accumulated amortization	(11.6)	(9.5)

Net assets	$22.1	$23.6

NOTE 28. SHAREHOLDER’S EQUITY

Treasury shares were unchanged at 11,393,170 for 2003, 2002 and 2001.

Stock purchases and other represent shares received under stock-based compensation plan forfeitures and share tax withholding transactions.

The balance of each component of accumulated other comprehensive income (loss) as of December 31, 2003 and 2002 is presented in the table below.

(amounts in millions)	2003	2002
Foreign currency translation adjustments	$61.9	$5.1
Derivative gain, net	3.3	3.6
Minimum pension liability adjustments	(21.9)	(20.9)

Accumulated other comprehensive income/(loss)	$43.3	$(12.2)

The related tax effects allocated to each component of other comprehensive income (loss) for 2003 are presented in the table below.

(amounts in millions)	Pre-tax Amount	Tax Expense (Benefit)	After tax Amount
Foreign currency translation adjustments	$56.8	—	$56.8
Derivative (loss), net	(0.4)	0.1	(0.3)
Minimum pension liability adjustments	(1.7)	0.7	(1.0)

Total other comprehensive income	$54.7	$0.8	$55.5

NOTE 29. SUPPLEMENTAL FINANCIAL INFORMATION

(amounts in millions) Selected operating expenses	2003	2002	2001
Maintenance and repair costs	$107.8	$110.7	$112.2
Research and development costs	44.4	49.2	56.3
Advertising costs	32.7	41.2	49.8
Other non-operating expense
Foreign currency translation loss, net of hedging activity	$2.6	$0.3	$3.8
Impairment of note receivable from previous divestitures	9.6	0.2	2.0
Former employees claim settlement	1.0	—	—
Impairment loss on available for sale securities	—	—	3.2
Other	2.5	7.7	2.8

Total	$15.7	$8.2	$11.8

Other non-operating income
Interest income	$3.5	$4.8	$4.8
Interest on asbestos receivable payment	1.1	—	—
Demutualization proceeds	—	0.2	3.5
Foreign currency translation gain, net of hedging activity	0.1	0.7	4.3
Other	0.1	0.3	0.4

Total	$4.8	$6.0	$13.0

NOTE 30. SUPPLEMENTAL CASH FLOW INFORMATION

(amounts in millions)	2003	2002	2001
Interest paid	$4.9	$5.9	$8.4
Income taxes paid, net of refunds	27.5	44.4	13.3
Acquisitions:
Fair value of assets acquired	—	—	0.6
Cost in excess of net assets acquired	—	—	5.0

Acquisitions cash paid, net of cash acquired	—	—	$5.6

NOTE 31. RELATED PARTIES

We sold 65% of our ownership in our gasket products subsidiary, (now known as Interface Solutions, Inc. or “ISI”) on June 30, 1999. We still retain 35% ownership of this business as of December 31, 2003. As part of the divestiture, we agreed to continue to purchase a portion of the felt products used in the manufacturing of resilient flooring from ISI for an initial term of eight years. Currently, we are required to purchase at least 75% of our felt requirements from ISI. The sale agreement also stipulated quarterly felt price adjustments that are based upon changing market prices for the felt. In October 2002, the agreement was amended to include a cap on increases for 2003 and 2004. We can purchase felt products from another supplier if ISI’s prices are more than 10% higher than another supplier’s prices. Armstrong and ISI are required to cooperate in product reformulation and new product development, but we are free to seek alternatives to felt products. Additionally, we receive nominal monthly payments from ISI for some logistics and administrative services. ISI had filed a proof of claim in Armstrong’s Chapter 11 Case requesting payment for our prepetition obligations. This matter was settled in November 2002 with ISI agreeing to withdraw its proof of claim upon the consummation of the POR, subject to certain terms and conditions.

See discussion of Ardex in Note 7.

See discussion of WAVE in Note 11.

NOTE 32. LITIGATION AND RELATED MATTERS ASBESTOS-RELATED LITIGATION

Prior to December 6, 2000, AWI, the major operating subsidiary of AHI, had been named as a defendant in personal injury cases and property damage cases related to asbestos-containing products. On December 6, 2000, AWI filed a voluntary petition for relief (“the Filing”) under Chapter 11 of the U.S. Bankruptcy Code to use the court-supervised reorganization process to achieve a resolution of AWI’s asbestos-related liability.

Two of AWI’s domestic subsidiaries also commenced Chapter 11 proceedings at the time of the Filing. AHI and all of AWI’s other direct and indirect subsidiaries, including Armstrong Wood Products Inc. (formerly Triangle Pacific Corp.), WAVE (Armstrong’s ceiling grid systems joint venture with Worthington Industries, Inc.), Armstrong Canada and Armstrong DLW AG were not a part of the Filing and accordingly the liabilities, including asbestos-related liability if any, of such companies arising out of their own activities will not be resolved in AWI’s Chapter 11 Case except for any asbestos-related liability that also relates, directly or indirectly, to the pre-Filing activities of AWI.

Asbestos-Related Personal Injury Claims

Prior to the Filing, AWI was a member of the Center for Claims Resolution (the “CCR”) which handled the defense and settlement of asbestos-related personal injury claims on behalf of its members. The CCR pursued broad-based settlements of asbestos-related personal injury claims under the Strategic Settlement Program (“SSP”) and had reached agreements with law firms that covered approximately 130,000 claims that named AWI as a defendant.

Due to the Filing, holders of asbestos-related personal injury claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against AWI. In addition, AWI ceased making payments to the CCR with respect to asbestos-related personal injury claims, including payments pursuant to the outstanding SSP agreements. A creditors’ committee representing the interests of asbestos-related personal injury claimants and an individual representing the interests of future claimants have been appointed in the Chapter 11 Case. AWI’s present and future asbestos-related liability will be addressed in its Chapter 11 Case. See Note 1 regarding AWI’s Chapter 11 proceeding.

During 2003, AWI and the other parties in its Chapter 11 Case reached agreement on a plan of reorganization that addresses how all of AWI’s pre-Filing liabilities are to be settled. Several amendments to the plan of reorganization were filed, culminating in the Fourth Amended Plan of Reorganization filed with the Bankruptcy Court on May 23, 2003, which was modified by modifications filed with the Bankruptcy Court on October 17, 2003 and November 10, 2003, and is referred to in this report as the “POR”. A principal feature of the POR is the creation of a trust (the “Asbestos P I Trust”), pursuant to section 524(g) of the Bankruptcy Code, for the purpose of addressing AWI’s personal injury (including wrongful death) asbestos-related liability. Based upon events through early March 2003, primarily the parties’ agreement on the basic terms of the POR’s treatment of AWI’s asbestos-related liabilities, management concluded that it could reasonably estimate its probable liability for AWI’s current and future asbestos-related personal injury claims. Accordingly, in the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase the balance sheet liability. The recorded asbestos-related liability for personal injury claims of approximately $3.2 billion at December 31, 2003 and 2002, which was treated as subject to compromise, represents the estimated amount of liability that is implied based upon the negotiated resolution reflected in the POR, the total consideration expected to be paid to the Asbestos P I Trust pursuant to the POR and an assumption for this purpose that the recovery value percentage for the allowed claims of the Asbestos P I Trust that is equal to the estimated recovery value percentage for the allowed non-asbestos unsecured claims. See Note 1 regarding the consideration to be distributed pursuant to the POR.

Pursuant to the POR, all present and future asbestos-related personal injury claims against AWI, including contribution claims of co-defendants, arising directly or indirectly out of AWI’s pre-Filing use of or other activities involving asbestos will be channeled to the Asbestos P I Trust. In accordance with the 524(g) injunction to be issued by the District Court in connection with the confirmation of the POR, various entities will be protected from such present and future asbestos-related personal injury claims. These entities include, among others, AWI as it will be reorganized, AHI, AWI’s subsidiaries and other affiliates (as defined in the POR), and their respective officers and directors. Upon emergence from Chapter 11, AWI will not have any responsibility for these claims (including claims against AWI based solely on its ownership of a subsidiary or other affiliate), nor will it participate in their resolution.

However, although AWI’s domestic and foreign subsidiaries and other affiliates will be protected parties, asbestos-related personal injury claims against them will be channeled to the Asbestos P I Trust only to the extent such claims directly or indirectly relate to the manufacturing, installation, distribution or other activities of AWI or are based solely on AWI’s ownership of the subsidiaries or other affiliates (as distinguished from independent activities of the subsidiaries or affiliates). Currently, two asbestos-related personal injury litigations allegedly arising out of such independent activities are pending, both against the same domestic subsidiary of AWI and in California state court; these actions have not been stayed as a result of the Filing. It is asserted that the plaintiffs were exposed to asbestos for many years in various occupations, including while aboard various ships in the 1940s and 1950s, and as a result contracted various asbestos-related diseases. It is alleged that the subsidiary is a “successor in interest” to a company that, at certain times before the company was owned by AWI, allegedly owned some of these vessels. These claims will not be channeled to the Asbestos P I Trust under the POR inasmuch as they do not involve activities of AWI. Both cases have multiple defendants. The subsidiary denies liability and is aggressively defending the matters. AWI has not recorded any liability for these matters. Management does not expect that any sum that may have to be paid in connection with these matters will be material to Armstrong.

In addition, workers’ compensation claims brought against AWI or its subsidiaries or other affiliates will not be channeled to the Asbestos P I Trust and will remain subject to the workers’ compensation process. Historically, workers’ compensation claims against AWI and its subsidiaries have not been significant in number or amount and AWI has continued to honor its obligations with respect to such claims during the Chapter 11 Case. Workers’ compensation law provides that the employer is responsible for evaluation, medical treatment and lost wages as a result of a job-related injury. Currently, AWI has only three pending workers’ compensation claims involving alleged asbestos exposure.

There also is uncertainty as to proceedings, if any, brought in certain foreign jurisdictions with respect to the effect of the 524(g) injunction in precluding the assertion in such jurisdictions of asbestos-related personal injury claims, proceedings related thereto or the enforcement of judgments rendered in such proceedings.

Management believes that neither AWI nor any of its subsidiaries or other affiliates is subject to any asbestos-related personal injury claims that would not be channeled to the Asbestos P I Trust and that are of a magnitude that, individually or collectively, would be material to reorganized Armstrong.

Before the POR may be implemented, it must be confirmed by order of the Bankruptcy Court and the U.S. District Court. In addition, consummation of the POR is subject to the satisfaction after confirmation of certain conditions, as provided by the POR. See Note 1 for discussion of recent developments and the next steps in AWI’s Chapter 11 process. AWI is unable to predict when and if the POR will be confirmed and implemented. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded asbestos-related liability are possible and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and make changes to the recorded liability if and when it is appropriate.

Collateral Requirements

Prior to the Filing in 2000, AWI had secured a bond for $56.2 million to meet minimum collateral requirements established by the CCR with respect to asbestos-related personal injury claims asserted against AWI. On October 27, 2000, the insurance company that underwrote the surety bond informed AWI and the CCR of its intention not to renew the surety bond effective February 28, 2001. On February 6, 2001, the CCR advised the surety of the CCR’s demand for payment of the face value of the bond. The surety filed a motion with the Bankruptcy Court seeking to restrain the CCR from drawing on the bond. The motion was not granted. On March 28, 2001, the surety filed an amended complaint in the Bankruptcy Court seeking similar relief. In addition, on April 27, 2001, AWI filed a complaint and a motion with the Bankruptcy Court seeking an order, among other things, enjoining the CCR from drawing on the bond or, in the event the CCR was permitted to draw on the bond, requiring that the proceeds of any such draw be deposited into a Court-approved account subject to further order of the Bankruptcy Court. Following further proceedings, during October 2003, AWI, the Asbestos Personal Injury Claimants’ Committee and the Unsecured Creditors’ Committee reached an agreement to settle all claims with the CCR and the surety bond insurance company. As a result, AWI recorded $8.0 million in the third quarter of 2003 as a charge for asbestos liability, net.

Asbestos-Related Property Damage Litigation

Over the years, AWI was one of many defendants in asbestos-related property damage claims that were filed by public and private building owners. The claims that were resolved prior to the Filing resulted in aggregate indemnity obligations of less than $10 million, which were entirely covered by insurance.

A separate creditors’ committee representing the interests of asbestos-related property damage claimants was appointed in the Chapter 11 Case. Approximately 600 proofs of claim were filed with the Bankruptcy Court in response to the March 1, 2002 bar date for asbestos-related property damage claims (see Note 32 for further discussion.) On November 1, 2002, the Bankruptcy Court directed that all property damage claimants provide, in support of their claims, substantiation that Armstrong flooring products were used in the claimants’ buildings. The Bankruptcy Court’s deadline for submission of such product identification documentation was February 10, 2003. Claims that did not comply with the Bankruptcy Court’s November 1, 2002 ruling were disallowed. During the first six months of 2003, AWI settled all of the approximately 460 remaining property damage claims for approximately $9 million. Payments to claimants were made during the third quarter of 2003 and were funded by insurance. Based on the settlement of all remaining asbestos-related property damage claims, the Asbestos Property Damage Committee has been disbanded, and the actions that were pending against AWI as of the Filing, and all claims which were pursued in the Chapter 11 Case with respect to asbestos-related property damage have been dismissed.

Insurance Recovery Proceedings

A substantial portion of AWI’s primary and remaining excess insurance asset is nonproducts (general liability) insurance for personal injury claims. AWI has entered into settlements with a number of the carriers resolving its coverage issues. However, an alternative dispute resolution (“ADR”) procedure was commenced against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and includes defense costs in addition to limits.

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the first quarter of 2001, a new trial judge was selected for the ADR. The new trial judge conducted hearings in 2001 and determined not to rehear matters decided by the previous judge. In the first quarter of 2002, the trial judge concluded the ADR trial proceeding with findings in favor of AWI on substantially all key issues. Liberty Mutual, the only insurer that is still a party to the ADR, appealed that final judgment. Appellate argument was held on March 11, 2003. On July 30, 2003, the appellate arbitrators ruled that AWI’s claims against certain Liberty Mutual policies were barred by the statute of limitations. The ruling did not address the merits of any of the other issues Liberty Mutual raised in its appeal. Based on that unfavorable ruling, AWI concluded that insurance assets of $73 million were no longer probable of recovery. AWI was also ordered to reimburse Liberty Mutual for certain costs and administration fees that Liberty Mutual incurred during the ADR. The amount of these costs and fees is unknown and AWI is currently unable to estimate the amount. Based upon an AWI request, the appellate panel held a rehearing on November 21, 2003. In January 2004, the appellate panel upheld its initial ruling. On February 4, 2004, AWI filed a motion in the U.S. District Court for the Eastern District of Pennsylvania to vacate the rulings of the appellate panel.

In July 2002, AWI filed a lawsuit against Liberty Mutual in the U.S. District Court for the Eastern District of Pennsylvania seeking, among other things, a declaratory judgment with respect to certain policy issues not subject to binding ADR. The U.S. District Court has not yet set a schedule to hear this matter.

Another insurer, Century Indemnity Company, who previously settled its coverage issues with AWI, had made some of its required payments under the settlement to a trust of which AWI is a beneficiary. During January 2002, this insurer filed an adversary action in AWI’s Chapter 11 Case disputing its payment obligations. On October 7, 2003, the Bankruptcy Court ruled that Century must pay the past due amounts plus interest. Century made the required payment in December 2003.

On June 13, 2003, the New Hampshire Insurance Department placed The Home Insurance Company (“Home”) under an order of liquidation. Less than $10 million of AWI’s recorded insurance asset is based on policies with Home, which management believes is probable of recovery. AWI intends to file a proof of claim against Home by the June 2004 deadline. It is uncertain when AWI will receive proceeds from Home under these insurance policies.

Insurance Asset

An insurance asset in respect of asbestos claims in the amount of $103.1 million was recorded as of December 31, 2003 compared to $198.1 million recorded at December 31, 2002. During the second quarter of 2003, AWI reduced its previously recorded insurance asset for asbestos-related personal injury claims by $73 million reflecting management’s assessment of probable insurance recoveries in light of the ADR appellate panel decision. The $73 million was recorded as a charge for asbestos liability, net, in the accompanying consolidated statement of earnings. Additionally, the insurance asset was increased by $9 million to reflect agreements reached during the first half of 2003 for asbestos property damage claims. During the second, third and fourth quarters of 2003, AWI received $14.0, $9.0 and $8.0 million, respectively, of insurance proceeds related to the asbestos claims.

Approximately $14.0 million of the total $103.1 million recorded insurance asset at December 31, 2003 represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI’s belief that insurance proceeds will be recovered in this amount, based upon AWI’s success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation or litigation in our opinion. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $79 million of the $103.1 million asset is determined from agreed coverage in place. Of the $103.1 million, $8.0 million has been recorded as a current asset as of December 31, 2003 reflecting management’s estimate of the minimum insurance payments to be received in the next 12 months.

Many uncertainties remain in the insurance recovery process, therefore, AWI did not increase the estimated insurance recovery asset in the fourth quarter of 2002, when it revised its recorded asbestos liability for personal injury claims by $2.5 billion, in 2002, nor was any change warranted in 2003.

Cash Flow Impact

As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related personal injury claims in 2003, 2002 or 2001. During 2003, 2002 and 2001, AWI received asbestos-related personal injury insurance recoveries of $22.0 million, $16.0 million and $32.2 million, respectively. During 2003, AWI paid $9.0 million for asbestos-related property damage claims and received $9.0 million of insurance proceeds related to these claims. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements. Management estimates that the timing of future cash recoveries of the recorded asset may extend beyond 10 years.

Potential Legislation

In July 2003, the United States Senate Judiciary Committee reached an agreement on a proposed bill for comprehensive legislation to resolve asbestos litigation issues through a national asbestos-claimants trust, funded by industry and its insurers (the FAIR Act). However, no legislation was passed during 2003. In late 2003, Senator Frist, the Senate Majority Leader, announced that consideration of the FAIR Act and a vote in the Senate would occur by the end of March 2004. There is uncertainty as to whether the current or any other proposal will become law, and what impact there might be on AWI’s asbestos liability and/or AWI’s Chapter 11 Case. Prior efforts to enact asbestos legislation have not been successful.

Conclusion

Many uncertainties continue to exist about the matters impacting AWI’s asbestos-related liability and insurance asset. These uncertainties include when and if the POR will be confirmed by the U.S. District Court, the impact of any potential legislation, and the financial condition of AWI’s insurance carriers. Additionally, if the POR is confirmed, AWI is unable to predict when it will be implemented. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded liability and insurance asset are possible and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability and insurance asset in light of future developments in the Chapter 11 Case and make changes to the recorded amounts if and when it is appropriate.

ENVIRONMENTAL MATTERS

Environmental Expenditures

Most of our manufacturing and certain of our research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. We make expenditures necessary for compliance with applicable environmental requirements at our operating facilities. We incurred expenditures of approximately $3.7 million in 2003, $4.5 million in 2002, and $6.8 million in 2001 associated with environmental compliance and control facilities. As a result of continuous changes in regulatory requirements, we cannot predict with certainty future expenditures associated with compliance with environmental requirements.

Environmental Remediation

Summary

We are involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and similar state “Superfund” laws at approximately 26 sites. In most cases, we are one of many potentially responsible parties (“PRPs”) which have potential liability for the required investigation and remediation of each site and which, in some cases, have agreed to jointly fund that required investigation and remediation. With regard to some sites, however, we dispute the liability, the proposed remedy or the proposed cost allocation among the PRPs. We may have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.

We have also been remediating environmental contamination resulting from past industrial activity at certain of our former plant sites. Estimates of our future environmental liability at the Superfund sites and current or former plant sites are based on evaluations of currently available facts regarding each individual site and consider factors such as our activities in conjunction with the site, existing technology, presently enacted laws and regulations and prior company experience in remediating contaminated sites.

Although current law imposes joint and several liability on all parties at Superfund sites, our contribution to the remediation of these sites is expected to be limited by the number of other companies also identified as potentially liable for site remediation. As a result, our estimated liability reflects only our expected share. In determining the probability of contribution, we consider the solvency of the parties, whether liability is being disputed, the terms of any existing agreements and experience with similar matters. Additionally, the Chapter 11 Case also may affect the ultimate amount of such contributions.

Effects of Chapter 11

Certain of AWI’s environmental liabilities are subject to discharge through its Chapter 11 Case while others are not. Those environmental obligations that AWI has with respect to property that it owns or operates are likely to be unaffected by the Chapter 11 Case. Therefore, AWI will be required to continue meeting its on-going environmental compliance obligations at the properties that AWI owns and operates. AWI will also be required to address the effects of any contamination at those sites, even if the contamination predated Chapter 11 Filing. In addition, AWI may be obligated to remedy the off-site impact of activities that occurred on the properties it owns and operates.

AWI’s payments and remediation work on such sites for which AWI is the PRP is under review in light of the Chapter 11 Filing. The bar date for claims from the United States Environmental Protection Agency (“EPA”) expired during the third quarter of 2003. AWI received an unliquidated proof of claim from the EPA.

Monetary claims with respect to properties that AWI does not own or operate (such as formerly owned sites, or landfills to which AWI’s waste was taken) may be discharged in AWI’s Chapter 11 Case. Accordingly, claims brought by the federal or a state agency alleging that AWI should reimburse the claimant for money that it spent cleaning up a site which AWI does not own or operate would be subject to discharge, provided the claimant received proper notice of the bankruptcy and bar date. The same would be true for monetary claims by private parties, such as other PRPs with respect to multiple party sites. Under the POR, the Superfund sites at which AWI is alleged to be a PRP are being treated as unsecured liabilities subject to compromise. Other Superfund sites relate to entities that are not part of AWI’s Chapter 11 Case and therefore will not be discharged.

In addition to the right to sue for reimbursement of the money it spends, CERCLA also gives the federal government the right to sue for an injunction compelling a defendant to perform a cleanup. Several state statutes give similar injunctive rights to those States. Bankruptcy law is unsettled as to whether these injunctive rights are dischargeable or not. Thus, according to some cases, while a governmental agency’s right to require AWI to reimburse it for the costs of cleaning up a site may be dischargeable, the same government agency’s right to compel us to spend our money cleaning up the same site may not be, even though the financial impact to AWI would be the same in both instances.

AWI’s strategy has been to try to resolve as many of its environmental liabilities through its Chapter 11 Case as possible. AWI has been negotiating with the Department of Justice and the EPA to reach a global environmental settlement on approximately 30 sites. AWI has asked the federal government to agree, as it did in other settlements with debtors in their bankruptcies, to covenant not to sue us for either monetary or injunctive relief, in exchange for an allowed claim amount in the bankruptcy with respect to known claims concerning sites that AWI does not own or operate. Under the proposed settlement, AWI would have contribution protection under CERCLA with respect to private party claims. In addition, AWI would have the benefit of the discharge as to monetary claims. At this point, the parties are still in the process of negotiating the settlement.

If no global settlement is reached, AWI anticipates that it will ask the Bankruptcy Court to determine the amount of the EPA proof of claim and grant a discharge. At that time, the government may seek to have the amount of its claim determined as the total cost of cleanup under a theory of joint and several liability, not just AWI’s share. As discussed above, although the government’s right to monetary relief is subject to discharge, there is uncertainty in the law as to whether the government’s right to injunctive relief would also be subject to discharge.

Specific Events

In the fourth quarter of 2003, we reduced the environmental liability by $3.0 million, recording this as a reduction of SG&A expense in our Resilient Flooring segment. This reduction was the result of a change in our estimate of probable liability at four plants in Europe.

In the third quarter of 2003, we recorded a charge of $2.4 million within SG&A expense based on an analysis of the sites being discussed in the EPA global settlement Management estimated that AWI’s probable share of the sites’ future cleanup costs is $3.1 million and we increased our liability to this new estimate.

In 2001, the EPA notified AWI that we may be a PRP at the Peterson Puritan site. However, AWI did not learn that the EPA may consider it a substantial contributor of waste to the site until July 2003. At which time, the EPA notified AWI of the EPA’s estimate of the site’s future cleanup costs, with its assessment of AWI’s share of the costs being a range of $17.8 million to $26.2 million. Subsequently, AWI presented information to the EPA indicating that AWI’s share should be much lower. Presently, the parties are continuing to negotiate. The EPA has not initiated any formal proceedings against AWI with respect to this site, other than sending information requests to AWI and filing a proof of claim in AWI’s Chapter 11 Case. AWI continues to review this matter but disputes the assessment. As discussed above (Effects of Chapter 11), management is currently in discussions with the Department of Justice and the EPA to reach a global environmental settlement, which would resolve the proof of claim against AWI, including this site.

AWI is subject to a unilateral order by the Oregon Department of Environmental Quality (“DEQ”) to conduct a remedial investigation and feasibility study and any necessary remedial design and action at its St. Helens, Oregon facility, as well as the adjacent Scappoose Bay. AWI has denied liability for the Scappoose Bay, but has cooperated with the DEQ regarding its owned property. Other potentially responsible parties who are not yet subject to orders by the DEQ include former site owners Owens Corning (“OC”) and Kaiser Gypsum Company, Inc. (“Kaiser”). AWI has entered into an agreement with Kaiser for the sharing of costs and responsibilities with respect to the remedial investigation, feasibility study and remedy selection at the site. OC has entered into a settlement with the DEQ. Pursuant to the settlement, OC has made a lump sum payment to the DEQ in exchange for contribution protection (including protection against common law and statutory contribution claims by AWI against OC) and a covenant not to sue. AWI has negotiated with the DEQ as to how these funds will be made available for the investigation and remediation of the site. AWI has recorded an environmental liability with respect to the investigation and feasibility study at its St. Helen’s facility, but not for Scappoose Bay because AWI continues to dispute responsibility for contamination of Scappoose Bay.

Summary of Financial Position

Liabilities of $21.2 million at December 31, 2003 and 2002 were for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $12.8 million of the December 31, 2003 and $11.4 million of the December 31, 2002 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $2.5 million and $3.3 million at December 31, 2003 and December 31, 2002, respectively.

Actual costs to be incurred at identified sites may vary from our estimates. Based on our current knowledge of the identified sites, we believe that any sum we may have to pay in connection with environmental matters in excess of the amounts noted above would not have a material adverse effect on our financial condition, or liquidity, although the recording of future costs may be material to earnings in such future period. For the year ended December 31, 2003, our net expense was less than $0.1 million. For the years ended December 31, 2002 and 2001, our net expense was $4.5 million and $2.1 million, respectively.

PATENT INFRINGEMENT CLAIMS

We are a defendant in two related lawsuits claiming patent infringement related to some of our laminate products. The plaintiffs have claimed unspecified monetary damages. We are being defended and indemnified by our supplier for all costs and potential damages related to the litigation.

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

An agreement was reached to settle this matter. Contributors to the settlement were AWI, its insurer and the trustee bank of the RSSOP. The full amount of the settlement was allocated in December 2003 among approximately 370 former employees. AWI’s portion of the settlement is $1.0 million, which will be treated as convenience claims in the Chapter 11 Case. The settlement was approved by the Bankruptcy Court on March 31, 2003 and by the United States District Court (Eastern District of PA) on June 16, 2003. Based upon the Bankruptcy Court’s approval of the settlement, AWI recorded a $1.0 million charge in the first quarter of 2003 as an other non-operating expense.

DEPARTMENT OF LABOR SETTLEMENT

Subsequent to an audit by the United States Department of Labor (“DOL”), we were informed that the DOL was challenging the validity of the use of certain contributions, in the approximate aggregate amount of $33.4 million, to fund debt payments made by the Armstrong Employee Stock Ownership Plan (“ESOP”), as provided for by that plan. We reached a settlement with the DOL to resolve this matter with a funding to the ESOP of $1.5 million, which was distributed to plan participants in accordance with terms of the agreement in February 2004. Insurance and third parties funded $0.9 million of the settlement. Both the accrual of $1.5 million expense and $0.9 million insurance receivable was recorded in the third quarter of 2003 as a SG&A expense.

OTHER CLAIMS

Additionally, we are involved in various other claims and legal actions involving product liability, patent infringement, distributor termination, employment law issues and other actions arising in the ordinary course of business. While complete assurance cannot be given to the outcome of these claims, we do not expect that any sum that may have to be paid in connection with these matters will have a materially adverse effect on our consolidated financial position or liquidity, however it could be material to the results of operations in the particular period in which a matter is resolved.

NOTE 33. SUBSEQUENT EVENTS

In January 2004, we announced our plans to cease production at the Building Products manufacturing location in Hoogezand, The Netherlands by the end of December 2004, subject to positive advice from the local works council, due to excess production capacity in the European mineral and soft fiber ceiling industry. It is planned that the production will be transferred to another Building Products location in Münster, Germany and will result in a net reduction of approximately 72 positions. It is expected that charges of approximately $18 million will be recorded during 2004, primarily to cover equipment write-downs, plant closure activities, transition costs for shifting production capabilities to another European facility and severances.

NOTE 34. DIFFERENCES BETWEEN ARMSTRONG HOLDINGS INC. AND ARMSTRONG WORLD INDUSTRIES, INC.

The difference between the financial statements of AHI and Armstrong is primarily due to transactions that occurred in 2000 related to the formation of Armstrong Holdings, Inc. and employee compensation-related stock activity.

Independent Auditors’ Report

The Board of Directors,

Armstrong World Industries, Inc.:

We have audited the accompanying consolidated financial statements of Armstrong World Industries, Inc. and subsidiaries (“the Company”) as listed in the accompanying index on page 46. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index on page 46. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Armstrong World Industries, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the consolidated financial statements, the Company and two of its domestic subsidiaries filed separate voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court on December 6, 2000. The Company has also defaulted on certain debt obligations. Although the Company and these operating subsidiaries are currently operating their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court, the continuation of their businesses as going concerns is contingent upon, among other things, the ability to formulate a plan of reorganization which will gain approval of the creditors and confirmation by the Bankruptcy Court. The filing under Chapter 11 and the resulting increased uncertainty regarding the Company’s potential asbestos liabilities, as discussed in Note 32 of the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 12 of the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets in 2002.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 25, 2004

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A:	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures . The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting . No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

Codes of Ethics

Armstrong has followed a code of ethics for many years. The company began in a small cork-cutting shop in 1860 in Pittsburgh under its Founder, Thomas Armstrong. He was determined that his company act with fairness and in the “balanced best interests (of) customers, stockholders, employees, suppliers, community neighbors, government and the general public.”

Thomas Armstrong was among the first American entrepreneurs to discard the old business maxim of caveat emptor—”Let the buyer beware”—and replace it by practicing the principle of “Let the buyer have faith”, which became an enduring motto for Armstrong.

To memorialize this ethical foundation, in 1960 Armstrong adopted its Operating Principles which incorporate the philosophy of Thomas Armstrong and his successors:

•	To respect the dignity and inherent rights of the individual human being in all dealings with people.

•	To maintain high moral and ethical standards to reflect honesty, integrity, reliability, and forthrightness in all relationships.

•	To reflect the tenets of good taste and common courtesy in all attitudes, words and deeds.

•	To serve fairly and in proper balance the interests of all groups associated with the business – customers, stockholders, employees, suppliers, community neighbors, government and the public.

In 1992, Armstrong built on these Operating Principles and established its “Code of Business Conduct”, which all employees, including the Chief Executive Officer, the Chief Financial Officer and the Controller, are required to observe. That Code was updated in 2000, when the current version was introduced.

In 2002, we adopted an additional “Code of Ethics for Financial Professionals”, which applies to all professionals in Armstrong’s finance and controller functions worldwide, including the Chief Financial Officer, the Controller, and the financial management of each of its business units.

These two Codes and the Armstrong policies that they incorporate contain written standards to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.	full, fair, accurate, timely, and understandable disclosure in reports and documents filed with the SEC and in other public communications;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of Code violations to an appropriate person; and

5.	accountability for adherence to the Codes.

These Codes (and any amendments or waivers that may be allowed) are available to the public through Armstrong’s internet web site at www.armstrong.com.

Armstrong Holdings Inc. Board of Directors

With the exception of the Chairman, the members of the Board of AHI are independent within the meaning of Rule 10A-3 under the Securities Exchange Act of 1934. All members of the Audit, Compensation and Nominating and Governance Committees are independent.

Audit Committee Financial Expert

The Board of Directors of Armstrong Holdings, Inc. has determined that the company has at least two Audit Committee Financial Experts serving on its Audit Committee, namely Van C. Campbell and John J. Roberts. Messrs. Campbell and Roberts are also independent, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the 1934 Securities Exchange Act (“SEC”). Additionally, all of the members of the Audit Committee are independent within the meaning of Rule 10A-3 under the Securities Exchange Act of 1934.

Under the applicable SEC standard, an audit committee financial expert means a person who has the following attributes:

(i)	An understanding of generally accepted accounting principles and financial statements;

(ii)	The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

(iii)	Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant’s financial statements, or experience actively supervising one or more persons engaged in such activities;

(iv)	An understanding of internal controls and procedures for financial reporting; and

(v)	An understanding of audit committee functions.

Director Information

The following information is current as of January 31, 2004.

Directors of Armstrong Holdings, Inc.

H. Jesse Arnelle – Age 70; Director since July 1995; Member—Audit Committee. Mr. Arnelle is Of Counsel with the law firm of Womble Carlyle Sandridge & Rice, PLLC since October 1997 and former senior partner and co-founder of Arnelle, Hastie, McGee, Willis & Greene, a San Francisco-based corporate law firm from which he retired in 1996. He is a graduate of Pennsylvania State University and the Dickinson School of Law. Armstrong has retained Womble Carlyle Sandridge & Rice, PLLC for many years, including 2002 and 2003. Mr. Arnelle served as Vice Chairman (1992-1995) and Chairman (1996-1998) of the Board of Trustees of the Pennsylvania State University. He serves on the Boards of FPL Group, Inc., Eastman Chemical Company, URS Corporation, Textron, Inc., Gannett Corporation and Metropolitan Life Series Fund.

Van C. Campbell – Age 65; Director since March 1991; Member—Audit Committee (Audit Committee Financial Expert). Mr. Campbell graduated from Cornell University and holds an MBA degree from Harvard University. He retired in 1999 as Vice Chairman of Corning Incorporated (glass and ceramic products) and a member of its Board of Directors. Mr. Campbell is a Trustee Emeritus of the Corning Museum of Glass and a Director of the Charleston Symphony and Gibbes Museum.

Judith R. Haberkorn – Age 57; Director since July 1998; Member—Nominating and Governance Committee (Chair) and Management Development and Compensation Committee. Ms. Haberkorn is a graduate of Briarcliff (N.Y.) College and completed the Advanced Management Program at Harvard Business School. From 1998 until her retirement in June 2000, she served as President – Consumer Sales & Service for Bell Atlantic (telecommunications). She previously served as President – Public & Operator Services (1997-1998), also at Bell Atlantic, and Vice President – Material Management (1990-1997) for NYNEX Telesector Resources Group (telecommunications). Ms. Haberkorn is a director of Enesco Corporation and MCI (as of February 2004) and serves on the advisory board of Norfolk Southern. She is chair of the Committee of 200 and a member of The International Women’s Forum and The Harvard Business School Network of Women Alumnae. She is a Vice President Emerita of the Harvard Business School Alumni Advisory Board and a member of the Visiting Committee.

John A. Krol – Age 67; Director since February 1998; Member—Nominating and Governance Committee and Management Development and Compensation Committee. Mr. Krol is a graduate of Tufts University where he also received a master’s degree in chemistry. From 1997 until his retirement in 1998, he was Chairman of the Board of DuPont (chemicals, fibers, petroleum, life sciences and diversified businesses), which he joined in 1963 and where he also served as Chief Executive Officer (1995-1998), Vice Chairman (1992-1995) and Senior Vice President of DuPont Fibers (1990-1992). He is a director of Mead Westvaco Corporation, Milliken & Company, Tyco International Ltd. and ACE Limited Insurance Co. Mr. Krol also serves on the Boards of Trustees of the University of Delaware, and is Trustee Emeritus of Tufts University. He is on the advisory Boards of Teijin Limited and Bechtel Corporation. He is also the former president of GEM: The National Consortium for Graduate Degrees for Minorities in Engineering and Sciences, Inc.

Michael D. Lockhart – Age 54; Chairman of the Board and Chief Executive Officer of AHI since August 2000. Director since November 2000 and Chairman of the Board and President since March 2001 of Armstrong World Industries, Inc. Mr. Lockhart previously served as Chairman and Chief Executive Officer of General Signal (a diversified manufacturer) headquartered in Stamford, Connecticut from September 1995 until it was acquired in October 1998. He joined General Signal as President and Chief Operating Officer in September 1994. From 1981 until 1994, Mr. Lockhart worked for General Electric in various executive capacities in the GE Credit Corporation (now GE Capital), GE Transportation Systems and GE Aircraft Engines. He is a member of the Business Council for the Graduate School of Business at the University of Chicago.

James E. Marley – Age 68; Director since November 1988; Member—Audit Committee (Chairman), also Director—Armstrong World Industries, Inc. Mr. Marley is a graduate of Pennsylvania State University and earned a master’s degree in mechanical engineering from Drexel University. From 1993 until his retirement (August 1998), he served as Chairman of the Board of AMP Incorporated (electrical/electronic connection devices), which he joined in 1963 and where he served as President and Chief Operating Officer (1990-1992) and President (1986-1990). He also serves on the Board of Arvin Meritor, Inc.

Ruth M. Owades – Age 55; Director since April 2002; Member – Nominating and Governance Committee and Management Development and Compensation Committee. Ms. Owades is a graduate of Scripps College in Claremont, California and earned an MBA from Harvard Business School. She was a Fulbright Scholar in Strasbourg, France. Since 2002, she has served as the President of Owades Enterprises, LLC. (marketing enterprise having the rights to four new patented consumer products). She was the founder and CEO (1989-2001) of Calyx & Corolla (first fresh flower catalog and internet company). She was also the founder and CEO of Gardener’s Eden (a catalog of gardening tools and accessories). Ms. Owades is a director of Providian Financial Corporation and The J. Jill Group, Inc. She also serves as a member of the Board of Associates of Harvard Business School, the Board of Trustees of Scripps College, the Council on Competitiveness, the Committee of 200 and the Advisory Boards of Versura Inc. and Insolia, LLC.

John J. Roberts – Age 58; Director since April 2003; Member – Audit Committee. Mr. Roberts served as Global Managing Partner for Pricewaterhouse Coopers LLP from 1998 until his retirement in June 2002. Mr. Roberts held numerous positions at Coopers & Lybrand LLP from 1967 until its merger with Pricewaterhouse in 1998. From 1994 to 1998 Mr. Roberts served as one of three members of the Office of the Chairman of Coopers & Lybrand’s United States operations. Prior to that time, Mr. Roberts held other positions at Coopers & Lybrand, including Deputy Vice Chairman, Vice Chairman and Managing Partner. Mr. Roberts is a graduate of Drexel University. He serves on the Boards of Directors and Audit Committees of Safeguard Scientifics, Inc. and the Pennsylvania Real Estate Investment Trust. He is also a Trustee of Drexel University.

M. Edward Sellers – Age 59; Director since April 2001; Member – Audit Committee. Mr. Sellers is a graduate of Vanderbilt University and received his MBA from Harvard Business School. Mr. Sellers joined Blue Cross Blue Shield of South Carolina and The Companion Group of Companies (a health, life, property and casualty insurance company with related services and functions) in 1987, serving as President and Chief Operating Officer until 1992 when he assumed the role of President and Chief Executive Officer. In 2001, he was named Chairman. He currently serves as Chairman of the Palmetto Business Forum, ETU Endowment and the S.C. Council on Competitiveness. He is past Chairman of the Board of the South Carolina State Chamber of Commerce and Chairman of the Board of Columbia College. He also serves on the following Boards: Open Networks Technologies, Inc.; Palmetto Conservation Foundation; National Bank of South Carolina; American Red Cross; ETV (Educational Television) Endowment of South Carolina and Central Carolina Economic Development Alliance.

Jerre L. Stead – Age 61; Director since April 1992; Member—Nominating and Governance Committee and Management Development and Compensation Committee (Chairman). Mr. Stead is a graduate of the University of Iowa and was a participant in the Advanced Management Program, Harvard Business School. From August 1996 until June 2000 he served as Chairman and Chief Executive Officer of Ingram Micro, Inc. (technology products and services). During 1995, he served as Chairman, President and Chief Executive Officer of Legent Corporation (integrated product and service software solutions) until its sale late in 1995. He was Executive Vice President, American Telephone and Telegraph Company (telecommunications) and Chairman and Chief Executive Officer of AT&T Global Information Solutions (computers and communicating), formerly NCR Corp. (1993-1994). He was President of AT&T Global Business Communications Systems (communications) (1991-1993) and Chairman, President and Chief Executive Officer (1989-1991) and President (1987-1989) of Square D Company (industrial control and electrical distribution products). In addition, he held numerous positions during a 21-year career at Honeywell. He is a Director of Thomas & Betts, Conexant Systems, Inc., Brightpoint Inc., Mobility Electronics, Inc. and Mindspeed, Inc.

Directors of Armstrong World Industries, Inc.

Michael D. Lockhart - (See description, above.)

James E. Marley - (See description, above.)

John N. Rigas – (See description, below.)

Executive Officer Information

The following information is current as of January 31, 2004. Each executive officer serves a one-year term until reelected or until the earlier of his death, resignation, retirement or replacement.

Executive Officers of Armstrong Holdings, Inc.

Michael D. Lockhart - (See description, above.)

Matthew J. Angello – Age 44; Senior Vice President, Corporate Human Resources since October 2000. Previously Vice President, Human Resources, Floor Products Operations, Armstrong World Industries, Inc. January 1997 – September 2000; Vice President and Senior Director, Human Resources, The Restaurant Company (food service) 1992 – January 1997.

Leonard A. Campanaro – Age 55; Senior Vice President and Chief Financial Officer since April 2001. Previously President, Chief Operating Officer and board member of Harsco Corporation (provider of industrial services and products) January 1998 – July 2000. Served Harsco for over 20 years in a variety of financial and operations positions before assuming the role of President of Harsco, served as Senior Vice President and Chief Financial Officer from 1992-1997.

John N. Rigas – Age 54; Senior Vice President, Secretary and General Counsel since November 2000. Senior Vice President, Secretary and General Counsel of Armstrong World Industries, Inc. since May 2001. Previously Deputy General Counsel-Litigation, Armstrong World Industries, Inc. March 1999 –

November 2000; worked for Dow Corning Corporation (specialty chemical company) October 1982 – March 1999, his last title being Senior Managing Counsel.

William C. Rodruan – Age 49; Vice President and Controller since July 1999. Previously Director, Corporate Transformation and Shared Services, Armstrong World Industries, Inc. February 1997 – July 1999 and Vice President of Finance, Corporate Retail Accounts, Armstrong World Industries, Inc. July 1994 – February 1997.

Barry M. Sullivan – Age 58; Vice President and Treasurer since May 2001. Previously Vice President and Treasurer for RailWorks Corporation (engineering and construction firm focused on rail) January 2000 – May 2001; Vice President and Treasurer for Harsco Corporation (provider of industrial services and products) October 1993 – September 1999.

Executive Officers of Armstrong World Industries, Inc.

Michael D. Lockhart – (See description, above.)

Matthew J. Angello – (See description, above.)

Leonard A. Campanaro – (See description, above.)

David E. Gordon – Age 37; President and Chief Executive Officer, Armstrong Cabinet Products, Armstrong World Industries, Inc. since October 2002. Previously, Vice President of Marketing, Cabinet Products, Armstrong Wood Products, Inc, Armstrong World Industries, Inc. February 2001 – September 2002; Director, Business Development, Armstrong World Industries, Inc. May 2000 – January 2001; Project Manager, e-Business Team, Armstrong World Industries, Inc. October 2000 – December 2000.

John N. Rigas – (See description, above.)

William C. Rodruan – (See description, above.)

Stephen J. Senkowski – Age 52; President and Chief Executive Officer, Armstrong Building Products, Armstrong World Industries, Inc. since October 2000. Previously, Senior Vice President, Americas, Building Products Operations, Armstrong World Industries, Inc. April 2000 – October 2000; President/Chief Executive Officer, WAVE July 1997 – April 2000; Vice President, Innovation Process, Building Products Operations 1994 – July 1997.

Barry M. Sullivan – (See description, above.)

Involvement in Certain Legal Proceedings

On December 6, 2000, AWI and two of Armstrong World Industries’ wholly-owned subsidiaries, Nitram Liquidators, Inc. and Desseaux Corporation of North America, Inc., filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Therefore, individuals who were or are executive officers and directors of AWI have been associated with a corporation that filed a petition under the federal bankruptcy laws within the last five years. With the exception of Mr. Sellers, Ms. Owades and Mr. Roberts, all present directors of AHI were or are directors of AWI.

Section 16(a) Beneficial Ownership Reporting Compliance

Securities and Exchange Commission (“SEC”) regulations require company directors and executive officers, and any persons beneficially owning more than ten percent of its common stock to report to the SEC their ownership of this stock and any changes in that ownership. SEC regulations also require these persons to furnish the company with copies of these reports. The proxy rules require the company to report any failure to timely file those reports in the previous fiscal year.

Based solely upon review of copies of reports furnished to us and written representations from its directors and executive officers that no other reports were required, we believe that all of these filing requirements were satisfied by Armstrong’s directors and executive officers during 2003.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Officer’s Compensation

The following table shows the compensation received by the Chief Executive Officer and the four other highest paid individuals who served as executive officers during 2003. The data reflects compensation for services rendered to AHI and AWI and its subsidiaries in each of the last three fiscal years.

TABLE 1: SUMMARY COMPENSATION TABLE

	Year	ANNUAL COMPENSATION			LONG-TERM COMPENSATION				All Other Compen -sation ($)[5]
		Salary ($)	Bonus ($)[1]	Other Annual Compen- sation ($)[2]	Awards		Payout
Name and Current Principal Position					AHI Restricted Stock Awards ($)[3]	AHI Securities Underlying Options/ SARs(#)	LTIP Payouts ($)
M. D. Lockhart Chairman of the Board and Chief Executive Officer of AHI; Director Chairman of the Board and President of AWI	2003 2002 2001	905,000 860,000 845,000	— 1,055,000 941,188	127,779 79,978 178,341	— — —	— — 100,000	1,359,200 2,241,000 —	[4]	6,276 25,776 20,276

S. J. Senkowski President and Chief Executive Officer, Armstrong Building Products, AHI & AWI	2003 2002 2001	426,250 385,000 376,250	535,798 634,500 387,523	— — —	— — —	— — —	— 721,000 —		25,143 27,588 26,626

M. J. Angello Senior Vice President, Corporate Human Resources, AHI & AWI	2003 2002 2001	350,500 340,000 336,250	347,225 474,700 296,162	— — —	— — —	— — —	— 310,254 —		13,225 27,778 26,724

J. N. Rigas, Senior Vice President, Secretary and General Counsel, AHI & AWI	2003 2002 2001	345,000 330,000 322,500	330,000 640,875 292,325	— — —	— — —	— — —	— 355,350 —		6,276 25,776 24,451

W. C. Rodruan Vice President and Controller, AHI & AWI	2003 2002 2001	260,625 256,800 252,600	267,474 353,100 214,000	— — —	— — —	— — —	— 159,360 —		16,246 25,740 24,930

1)	The amounts disclosed for 2003 include payments under the Management Achievement Plan and, where applicable, cash retention payments.

2)	Except for the income related to Mr. Lockhart during 2003, the aggregate value does not exceed the lesser of $50,000 or 10% of shown salary and bonus. Mr. Lockhart had income of $80,513 related to the personal use of the company aircraft and related tax assistance of $40,101.

3)	The number and value of restricted stock held by each executive as of January 31, 2004 follows: M. D. Lockhart – 100,000 ($114,000); S.J. Senkowski – 668 ($762); M. J. Angello – 2,160 ($2,463); W. C. Rodruan – 1,447 ($1,649).

4)	The amount disclosed is the payout for the 2002 Long-Term Cash Incentive Award.

5)	The amounts disclosed for 2003 include:

a)	Non-elective contribution by Armstrong to each individual’s Bonus Replacement Retirement Plan account:
S. J. Senkowski - $20,000, M. J. Angello - $7,225 and W. C. Rodruan - $10,674.

b)	Match Account contributions under the Retirement Savings and Stock Ownership Plan; M.D. Lockhart - $6,000; S.J. Senkowski - $5,143; M. J. Angello - $6,000; J. N. Rigas - $6,000; W. C. Rodruan - $5,572.

c)	Taxable income related to company-paid life insurance benefits: M. D. Lockhart - $276; J. N. Rigas - $276.

Change in Control Agreements

Armstrong and AHI have entered into change in control (“CIC”) agreements with a group of senior executives, including M. D. Lockhart, S. J. Senkowski, J. N. Rigas, M. J. Angello and W. C. Rodruan. These agreements provide severance benefits in the event of a change in control of AHI or its major subsidiary, Armstrong World Industries, Inc. The purpose of the agreements is to foster stability in AHI’s management ranks in the face of a possible change in control.

The severance benefits are payable if the executive is involuntarily terminated or terminates employment for good reason within three years following a change in control. Good reason to terminate employment exists if there are significant changes in the nature of the employment following the change in control. For example, a reduction in compensation, a change in responsibility, or a relocation of the place of employment would constitute significant changes. For the most senior officers, the agreement includes a provision where the executive may choose to terminate employment for any reason during the thirty-day period beginning twelve months following a qualifying change in control and receive severance benefits. The qualifying change in control must meet the definitions in (2) and (3) shown below. The agreement has an automatic renewal feature, meaning the agreements will continue in effect unless either one of Armstrong, AHI or the executive elects not to extend the agreement.

For the purposes of these agreements, a change in control includes the following: (1) acquisition by a person (excluding certain qualified owners) of beneficial ownership of 20% or more of AHI’s common stock; (2) change in the composition of the Board of AHI, so that existing Board members and their approved successors do not constitute a majority of the Board; (3) consummation of a merger or consolidation of AHI, unless shareholders of voting securities immediately prior to the merger or consolidation continue to hold 66-2/3% or more of the voting securities of the resulting entity; and (4) shareholder approval of a liquidation or dissolution of AHI or sale of substantially all of AHI’s assets.

Severance benefits under the agreements depend on the position the executive holds, but generally include: (1) a lump severance payment equal to two or three times the sum of the officer’s annual base salary and the higher of either (a) the officer’s highest annual bonus earned in the three years prior to termination or prior to the change in control, or (b) the annual target bonus for the year in which the change in control occurs; (2) a lump-sum payment of the portion of the target incentive award calculated by multiplying the target award by the fractional number of months completed in the performance award period; (3) payment of remaining premium payments for split-dollar life insurance policies; (4) enhanced retirement benefits payable as a lump sum; (5) continuation of life, disability, accident and health insurance benefits for three years following termination; (6) full reimbursement for the payment of excise taxes; and (7) payment of legal fees in connection with a good faith dispute involving the agreement.

The Bankruptcy Court in Armstrong World Industries’ Chapter 11 Case authorized Armstrong World Industries to assume the CIC agreements subject to certain modifications. The modifications limit in certain respects (i) what constitutes a change in control under the CIC agreements; and (ii) with respect to the CIC agreements for the most senior officers, what constitutes a qualifying change of control that would enable the executive to terminate employment. If the POR discussed in Item 1 of this 10-K report is approved and becomes effective, the issuance of the stock of AWI according to the provisions of the POR will constitute a change in control under the CIC agreements.

Employment Agreements

AHI and Armstrong World Industries entered into a three-year employment agreement with Michael D. Lockhart effective August 7, 2000, in which Mr. Lockhart agreed to serve as Chairman of the Board and Chief Executive Officer of AHI at an initial base salary of $800,000 per year and a $5,000,000 one-time signing bonus. This contract was subsequently approved by the Bankruptcy Court in Armstrong World Industries’ Chapter 11 Case. The employment agreement was automatically renewed for an additional one-year term on the third anniversary of the date of the agreement and will renew for an additional one-year term on each successive anniversary, unless AHI gives notice not to extend the agreement at least 180 days prior to the anniversary date. If AHI terminates the employment agreement with Mr. Lockhart without “cause” or if Mr. Lockhart terminates his employment for “good reason”, Mr. Lockhart is entitled to receive (1) a lump-sum cash payment equal to his base salary, plus the higher of (i) his bonus in the year of termination at target performance levels, or (ii) the highest bonus award paid during the last three years, multiplied by either the number of years remaining in his employment agreement or by one (“1”), whichever is larger and (2) continuation of certain benefits for the remainder of the term of his employment agreement. Mr. Lockhart’s employment agreement also contains a non-competition provision that bars him from competing with AHI or any subsidiaries or affiliates for a period of two years following his termination. The agreement also provides Mr. Lockhart with the opportunity to participate in all short-term and long-term incentive plans offered by AHI and AWI, including an annual cash incentive opportunity and an annual long-term incentive award under AHI’s long-term incentive plan. The agreement further provides that the value of his annual long-term incentive award on the grant date is required to equal 150% of Mr. Lockhart’s target annual cash compensation for the year.

Severance Pay Plan for Salaried Employees

The Severance Pay Plan for Armstrong World Industries’ Salaried Employees was adopted in 1990. This plan is designed to cushion the effects of unemployment for certain salaried employees. The benefits are payable if a covered employee is terminated under certain circumstances. All salaried employees of AHI and Armstrong World Industries, including the officers named in the Summary Compensation Table, are eligible to participate in the plan. A participant will be entitled to severance pay if they are terminated and an exclusion does not apply. The employee is not entitled to severance pay if the reason for the termination is the following: (1) voluntary separation; (2) the employee accepts employment with the successor organization in connection with the sale of a plant, unit, division or subsidiary; (3) the employee rejects the offer of a position in the same geographic area at a base salary of at least 90% of the employee’s current salary made by AHI or Armstrong World Industries, their subsidiaries or any successor organization; (4) misconduct; or (5) unsatisfactory performance, unless otherwise approved by the Severance Pay Committee. Severance benefits will be offset by payments made under CIC agreements or individual employment agreements.

Under the plan, the scheduled amount of the payment is based on the employee’s length of service, reason for termination and base salary level. The amount of the payment ranges from a minimum of two weeks base salary to a maximum of 39 weeks base salary. Subject to certain limitations, benefits may be paid by salary continuation or lump sum payments. A participant may also choose a combination of periodic and lump-sum payments. The Severance Pay Committee retains the right to depart from the severance pay schedule where factors justify an upward or downward adjustment in the level of benefits. In no event may the severance benefit exceed two times the participant’s annual compensation.

TABLE 2: OPTION/SAR GRANTS IN LAST FISCAL YEAR

There was no grant of stock options or any other equity-based awards during 2003 under any of Armstrong’s stock-based compensation plans. No equity compensation awards have been made since AWI’s Chapter 11 Filing in December 2000.

TABLE 3: AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth information regarding the exercise of stock options during 2003 and the unexercised options held as of the end of 2003 by each of the named executives:

	AHI Shares Acquired On Exercise	Value Realized (market price at exercise less exercise price)	Securities Underlying Unexercised Options/SARs At Fiscal Year-End (#)		Value of Unexercised In- The-Money Options/SARs At Fiscal Year-End ($)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
M. D. Lockhart	0	0	266,666	33,334	0	0
S. J. Senkowski	0	0	14,655	0	0	0
M. J. Angello	0	0	17,000	0	0	0
J. N. Rigas	0	0	10,570	0	0	0
W. C. Rodruan	0	0	14,600	0	0	0

TABLE 4: LONG TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR

There were no long-term incentive awards granted during 2003.

BENEFITS FROM RETIREMENT PLANS

The following table shows the estimated pension benefits payable to a participant at normal retirement age under Armstrong’s Retirement Income Plan and Retirement Benefit Equity Plan. The Retirement Income Plan is a qualified defined benefit pension plan. The Retirement Benefit Equity Plan is an unfunded, nonqualified supplemental pension plan. It provides participants with benefits that would otherwise be denied by reason of certain Internal Revenue Code limitations on qualified plan benefits. The amounts shown in Table 5 are based on compensation that is covered under the plans and years of service with AWI and its subsidiaries.

TABLE 5: PENSION PLAN TABLE

ANNUAL RETIREMENT BENEFIT BASED ON SERVICE1

Remuneration[2]	15 Years	20 Years	25 Years	30 Years	35 Years	40 Years
$200,000	$44,000	$58,000	$72,000	$87,000	$101,000	$113,000
$400,000	$90,000	$120,000	$150,000	$180,000	$209,000	$233,000
$600,000	$137,000	$182,000	$227,000	$273,000	$318,000	$354,000
$800,000	$183,000	$244,000	$305,000	$366,000	$426,000	$474,000
$1,000,000	$230,000	$306,000	$382,000	$459,000	$535,000	$595,000
$1,200,000	$276,000	$368,000	$460,000	$552,000	$643,000	$715,000
$1,400,000	$323,000	$430,000	$537,000	$645,000	$752,000	$836,000
$1,600,000	$369,000	$492,000	$615,000	$738,000	$860,000	$956,000
$1,800,000	$416,000	$554,000	$692,000	$831,000	$969,000	$1,077,000
$2,000,000	$462,000	$616,000	$770,000	$924,000	$1,077,000	$1,197,000
$2,200,000	$509,000	$678,000	$847,000	$1,017,000	$1,186,000	$1,318,000

1.	Benefits shown assume retirement in 2003. The benefits are computed as a straight life annuity beginning at age 65 and are not subject to deduction for Social Security or other offsets.

2.	Calculated as the average annual compensation in the three highest paid years during the 10 years prior to retirement. Annual compensation equals the total of the amounts reported under the columns captioned “Salary” and “Bonus” in the Summary Compensation Table (excluding cash retention payments) as well as Armstrong contributions under the Bonus Replacement Retirement Plan.

The 2003 annual compensation and estimated years of service for plan purposes for each of the executives named in the Summary Compensation Table were as follows:

M. D. Lockhart - $1,980,000 (6.8 years); S. J. Senkowski - $657,250 (30.6 years); M.J. Angello - $505,200 (20.9 years); J. N. Rigas - $580,875 (21.8 years) and W. C. Rodruan - $376,925 (27.6 years). Mr. Lockhart receives two years of service credit for every one year of actual service toward the calculation of his pension benefits under the Retirement Benefit Equity Plan. Estimated years of service include credit for prior service awarded to M.J. Angello (14 years) and J. N. Rigas (17 years) upon their employment with Armstrong. The Armstrong retirement benefit will be reduced by the value of any defined benefit pension payable by previous employers for the respective period of the prior service credit.

Special provisions apply if the Retirement Income Plan is terminated within five years following an Extraordinary Event, as this item is defined in the plan. In that event, plan liabilities will first be satisfied; then, remaining plan assets will be applied to increase retirement income to employees. The amount of the increase is based on the assumption that the employee would have continued employment with Armstrong until retirement. The named executives in the Summary Compensation Table would be entitled to this benefit.

Pension enhancement provisions apply in the event that a salaried member is terminated other than for cause or resigns for good reason, as those terms are defined in the plan, within two years following a change in control of AHI. If those members have at least 10 years of service and are at least 50 years in age, they would be eligible for early retirement without certain normal reductions applying. Members with 15 or more years of service would also receive credit under the plan for an additional five years of service. Effective March 1, 2004, salaried members will cease to accrue additional pension benefits under these pension enhancement provisions and no such benefits will be paid from the Retirement Benefit Equity Plan.

Compensation of Directors

AHI and Armstrong do not separately compensate directors who are employees for services as a director. AHI and Armstrong pay directors who are not employees a retainer of $50,000 per year. Shared directors receive only a single retainer. AHI directors receive $1,200 for each Board and $1,000 for each Committee meeting attended. Shared directors receive $1,200 for each Armstrong Board meeting attended and $1,000 for each Committee meeting attended only when there is no AHI Board or Committee meeting held on the same day. The Audit Committee chairman receives an annual fee of $20,000 and the chairpersons of the Management Development and Compensation Committee, and the Nominating and Governance Committee each receive an annual fee of $10,000. Other committee members receive the following annual fees: Audit-$10,000; Management Development and Compensation Committee-$5,000; and Nominating and Governance Committee-$5,000. AHI and Armstrong directors who are not employees are paid $2,500 per day plus reasonable expenses for special assignments in connection with Board activity.

Management Development and Compensation Committee

The Management Development and Compensation Committee members are Jerre L. Stead (Chairman); Judith R. Haberkorn; John A. Krol; and Ruth M. Owades. The Management Development and Compensation Committee establishes the overall philosophy and policies governing compensation programs, including those subject to Section 162(m) of the Internal Revenue Code, for AHI and Armstrong management.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Stock Ownership of Certain Beneficial Owners

AHI indirectly owns all of the capital stock of AWI. The following table1 sets forth, as of December 31, 2003, each person or entity known to AHI that may be deemed to have beneficial ownership of more than 5% of the outstanding AHI common stock.

Name And Address Of Beneficial Owner	Amount And Nature Of Beneficial Ownership	Percent Of Class Outstanding[2]
JP Morgan Chase[3] 270 Park Ave. New York, NY 10017	5,712,422	14.05%

Royce & Associates, LLC 1414 Avenue of the Americas New York, NY 10019	2,419,500	5.95%

Leon G. Cooperman[4] 88 Pine Street Wall Street Plaza New York, NY 10005	2,136,400	5.3%

1.	In accordance with applicable rules of the Securities and Exchange Commission, this information is based on Schedule 13(g) information filed in February 2004.

2.	In accordance with applicable rules of the Securities and Exchange Commission, this percentage is based upon the total 40,668,892 shares of AHI’s common stock that were outstanding on December 31, 2003.

3.	JP Morgan Chase serves as the trustee of the Armstrong World Industries, Inc. Master Retirement Plan and the trustee of the Stock Ownership Armstrong Holdings Stock Fund of the Retirement Savings and Stock Ownership Plan (RSSOP). As trustee, JP Morgan Chase may be deemed to be the beneficial owner of 5,712,422 shares held in the trusts. JP Morgan Chase is obligated to vote, tender, or exchange any Common Stock beneficially owned by the RSSOP Trust as directed by participants in RSSOP. JP Morgan Chase votes these shares in accordance with the participant’s direction. Shares that are unallocated and any allocated shares for which no instructions are received, are voted in the same proportion as the shares of Common Stock for which instructions are received. JP Morgan Chase directly votes the shares beneficially owned by the Master Retirement Plan.

4.	Leon G. Cooperman, individually, as managing member of Omega Associates, LLC and as President of Omega Advisors, Inc. In accordance with applicable rules of the Securities and Exchange Commission, this information is based on Schedule 13(g) information as of December 31, 2003 filed by Mr. Cooperman.

Security Ownership of Management

The following table shows the amount of AHI stock that each director, each individual named in the Summary Compensation Table and all directors and executive officers owned as a group. The ownership rights in these shares consist of sole voting and investment power, except where otherwise indicated. No named individual beneficially owns 1% or more of the outstanding common shares. Collectively, all of the directors and executive officers as a group beneficially own 1.16% of the outstanding common shares. This information is as of January 31, 2004.

Name	Stock[1]	Stock Options Exercisable w/in 60 days	Total Beneficial Ownership	Deferred Stock Units [2]
H. Jesse Arnelle	2,044	—	2,044	1,689
Van C. Campbell	2,200	5,330	7,530	9,915
Judith R. Haberkorn	1,084	4,970	6,054	1,910
John A. Krol	121	2,990	3,111	644
Michael D. Lockhart	100,124	266,666	366,790	—
James E. Marley	3,022	1,410	4,432	8,086
Ruth M. Owades	5,000	—	5,000	—
John. J. Roberts	—	—	—	—
M. Edward Sellers	—	—	—	—
Jerre L. Stead	4,400	3,260	7,660	2,094
Stephen J. Senkowski	3,235	14,655	17,890	1,327
Matthew J. Angello	2,262	10,570	12,832	596
John N. Rigas	979	17,000	17,979	—
William C. Rodruan	4,356	14,600	18,956	283
Director and officers as a group (17 persons)	134,579	342,751	477,330	26,544

1.	Includes the following shares that may be determined to be owned by the employee through the employee stock ownership accounts of AHI’s Retirement Savings and Stock Ownership Plan (“RSSOP”): M. D. Lockhart – 124; S. J. Senkowski – 2,186; M. J. Angello – 1,407; J. N. Rigas – 979; W. C. Rodruan – 2,135 and executive officers as a group – 11,398.

Includes the following shares indirectly owned and held in the savings accounts of the RSSOP accounts of the following individuals: S. J. Senkowski – 38; M. J. Angello; 563; W. C. Rodruan – 782 and executive officers as a group – 2,029.

Includes the following shares indirectly owned and held in the Bonus Replacement Retirement Plan accounts: M. J. Angello – 292 and executive officers as a group – 301.

2.	Includes phantom shares held in a stock subaccount under the Deferred Compensation Plan. The participants have no voting or investment power.

Equity Compensation Plan Information

The following table provides information as of December 31, 2003 on securities that were authorized for issuance under pre December 2000 grants pursuant to equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights(1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,357,687	$30.81	4,425,784
Equity compensation plans not approved by security holders(2)	108,260	—	504,443

Total	2,465,947	$29.46	4,930,227

(1)	Restricted stock included in weighted-average exercise price as $0 because it has no exercise price.

(2)	The Stock Award Plan was adopted by the AHI Board of Directors effective July 24, 2000. The original purpose of the plan was to promote the long-term success of AHI by providing a portion of the compensation for officers, directors and key employees in shares of common stock pursuant to the terms of the plan. The plan is administered by the Management Development and Compensation Committee and provides for the grant of Restricted Stock Awards and Stock Awards which may be subject to certain terms and conditions established by the Committee. The awards were to be used for the purposes of recruitment, recognition and retention of eligible participants.

No equity-based compensation has been granted since AWI filed for relief under Chapter 11.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. H. Jesse Arnelle is Of Counsel with the law firm of Womble Carlyle Sandridge & Rice, PLLC. Armstrong has retained Womble Carlyle Sandridge & Rice, PLLC for many years, including 2002 and 2003.

During 2003, Stratford Management Company, Inc. purchased products from our Cabinets segment in the amount of $136,713. The President of Stratford Management Co. is the brother of David E. Gordon, President of our Cabinets segment. The transactions were all in the ordinary course of business.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of AHI’s annual financial statements for 2003 and 2002, and fees billed for other services rendered by KPMG LLP. For the purposes of this table, audit fees are for services rendered in connection with the audit of AHI’s financial statements as of and for the year ended December 31, 2003, for which a portion of the billings occurred or will occur in 2004. In 2003, all but $13,000 of the fees were pre-approved by the Audit Committee.

(amounts in 000’s)	2003	2002
Audit Fees	$3,500	$3,660
Audit Related Fees(1)	760	770

Audit and Audit Related Fees	4,260	4,430
Tax Fees(2)	1,480	2,220
All Other Fees(3)	890	2,240

Total Fees	$6,630	$8,890

1)	Audit Related Fees consisted principally of fees for audits of financial statements of certain employee benefit plans, accounting research assistance on technical topics (including Chapter 11 related accounting issues), and international financial reporting standards at some foreign locations and other issues with respect to foreign statutory financial statements.

2)	Tax Fees consisted of fees for tax consultation and tax compliance services.

3)	All Other Fees consist primarily of fees for Chapter 11 corporate recovery assistance services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The financial statements filed as a part of this Annual Report on Form 10-K are listed in the “Index to Financial Statements and Schedules” on page 46.

a.	The following exhibits are filed as a part of this Annual Report on Form 10-K:

Exhibits

No. 2(a)	Armstrong World Industries, Inc.’s Fourth Amended Plan of Reorganization submitted to the Bankruptcy Court for the District of Delaware is incorporated by reference from the Current Report filed on Form 8-K on May 23, 2003, and as modified by modifications filed with the Bankruptcy Court on October 17, 2003 and November 10, 2003.

No. 2(b)	Armstrong World Industries, Inc.’s Disclosure Statement submitted to the U.S. District Court for the District of Delaware is incorporated by reference from the Current Report filed on Form 8-K on May 23, 2003.

No. 2(c)	Certain Exhibits to Armstrong World Industries, Inc.’s Fourth Amended Plan of Reorganization submitted to the U.S. District Court for the District of Delaware are incorporated by reference from the Current Report filed on Form 8-K on September 8, 2003.

No. 2(d)	Armstrong World Industries, Inc.’s Revised Projected Financial Information submitted to the U.S. Bankruptcy Court for the District of Delaware, constituting Exhibit C to the Disclosure Statement, is incorporated by reference from the Current Report filed on Form 8-K on November 20, 2003 wherein it appeared as Exhibit 99.1.

No. 2(e)	Armstrong Holdings, Inc. Plan of Dissolution, Winding Up and Distribution is incorporated by reference from Exhibit A to the Proxy Statement of Armstrong Holdings, Inc. filed on October 16, 2003.

No. 3(a)	Armstrong Holdings, Inc.’s Amended and Restated Articles of Incorporation are incorporated herein by reference from Exhibit 3.1(i) to Armstrong Holdings, Inc.’s Report on Form 8-K dated May 9, 2000.

No. 3(b)	Armstrong Holdings, Inc.’s Bylaws, effective May 1, 2000 are incorporated herein by reference from 2000 Annual Report on Form 10-K wherein they appear as Exhibit 3(b).

No. 3(c)	Armstrong World Industries, Inc.’s restated Articles of Incorporation, as amended, are incorporated by reference herein from Armstrong World Industries, Inc.’s 1994 Annual Report on Form 10-K wherein they appear as Exhibit 3(b).

No. 3(d)	Armstrong World Industries, Inc.’s Bylaws as amended November 9, 2000 are incorporated herein by reference from 2000 Annual Report on Form 10-K wherein they appear as Exhibit 3(d).

No. 4(a)	Armstrong Holdings, Inc.’s Shareholder Summary of Rights to Purchase Preferred Stock dated as of March, 14, 2000 is incorporated by reference herein from Armstrong Holdings, Inc.’s registration statement on Form 8-K dated May 9, 2000, wherein it appeared as Exhibit 99.2.

No. 4(b)	Armstrong World Industries, Inc.’s Retirement Savings and Stock Ownership Plan effective as of October 1, 1996, as amended April 12, 2001 is incorporated by reference herein from Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, wherein it appeared as Exhibit 4.*

No. 4(c)	Armstrong World Industries, Inc.’s $450,000,000 Credit Agreement (5-year) dated as of October 29, 1998, among Armstrong World Industries, Inc., The Chase Manhattan Bank, as administrative agent, and the banks listed therein, is incorporated herein by reference from Armstrong World Industries, Inc.’s 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(f).

No. 4(d)	Armstrong World Industries, Inc.’s Indenture, dated as of August 6, 1996, between Armstrong World Industries, Inc. and The Chase Manhattan Bank, formerly known as Chemical Bank, as successor to Mellon Bank, N.A., as Trustee, is incorporated herein by reference from Armstrong World Industries, Inc.’s registration statement on Form S-3/A dated August 14, 1996, wherein it appeared as Exhibit 4.1.

No. 4(e)	Instrument of Resignation, Appointment and Acceptance dated as of December 1, 2000 among Armstrong World Industries, Inc., The Chase Manhattan Bank and Wells Fargo Bank Minnesota, National Association, regarding Armstrong World Industries, Inc.’s Indenture, dated as of August 6, 1996, between Armstrong World Industries, Inc. and The Chase Manhattan Bank, formerly known as Chemical Bank, as successor to Mellon Bank, N.A., as Trustee, is incorporated herein by reference from 2000 Annual Report on Form 10-K wherein they appear as Exhibit 4(e).

No. 4(f)	Copy of portions of Armstrong World Industries, Inc.’s Board of Directors’ Pricing Committee’s resolutions establishing the terms and conditions of $200,000,000 of 6.35% Senior Notes Due 2003 and $150,000,000 of 6 1/2% Senior Notes Due 2005, is incorporated herein by reference from Armstrong World Industries, Inc.’s 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(h).

No. 4(g)	Copy of portions of Armstrong World Industries, Inc.’s Board of Directors’ Pricing Committee’s resolutions establishing the terms and conditions of $180,000,000 of 7.45% Senior Quarterly Interest Bonds Due 2038, is incorporated herein by reference from Armstrong World Industries, Inc.’s 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(i).

No. 4(h)	Note Purchase Agreement dated June 19, 1989 for 8.43% Series A Guaranteed Serial ESOP Notes due 1989 –2001 and 9.00% Series B Guaranteed Serial ESOP Notes due 2000-2004 for the Armstrong World Industries, Inc. Employee Stock Ownership Plan (“Share in Success Plan”) Trust, with Armstrong World Industries, Inc. as guarantor is incorporated by reference herein from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s registration statement on Form 10-Q for the quarter ended September 30, 2000, wherein it appeared as Exhibit 4(a).

No. 4(i)	Armstrong World Industries, Inc.’s $300,000,000 Revolving Credit and Guarantee Agreement dated December 6, 2000, between Armstrong World Industries, Inc. and The Chase Manhattan Bank and the banks referenced therein; the First Amendment to this Agreement, dated February 2, 2001; and the Amendment Letter to this Agreement, dated February 28, 2001, is incorporated herein by reference from 2000 Annual Report on Form 10-K wherein they appear as Exhibit 4(i).

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

No. 4(j)	Amendment to Armstrong World Industries, Inc.’s Debtor in Possession Credit Facility dated October 31, 2003.

No. 4(k)	Indenture, dated as of March 15, 1988, between Armstrong World Industries, Inc. and Morgan Guaranty Trust Company of New York, as Trustee, as to which The First National Bank of Chicago is successor trustee, (relating to Armstrong World Industries, Inc.’s $125 million 9-3/4% Debentures due 2008 and Series A Medium Term Notes) is incorporated herein by reference from Armstrong World Industries, Inc.’s 1995 Annual Report on Form 10-K wherein it appeared as Exhibit 4(c). (SEC File No. 1-2116)

No. 4(l)	Senior Indenture dated as of December 23, 1998 between Armstrong World Industries, Inc. and First National Bank of Chicago, as Trustee, is incorporated herein by reference from Armstrong World Industries, Inc.’s Registration Statement on Form S-3 (File No. 333- 74501) dated March 16, 1999, wherein it appeared as Exhibit 4.3.

No. 4(m)	Global Note representing $200 million of 7.45% Senior Notes due 2029 is incorporated by reference herein from Armstrong World Industries, Inc.’s Report on Form 8-K which was filed with the Commission on May 29, 1999, wherein it appeared as Exhibit 4.2.

No. 4(n)	Agreement and Plan of Merger, dated as of June 30, 1999 by and among AISI Acquisition Corp. and Armstrong World Industries, Inc and Armstrong Industrial Specialties, Inc. is incorporated by reference herein from Armstrong World Industries, Inc.’s Report on Form 8- K filed on July 14, 1999, wherein it appeared as Exhibit 1.

No. 10(i)(a)	Armstrong World Industries, Inc.’s Agreement Concerning Asbestos-Related Claims dated June 19, 1985, (the “Wellington Agreement”) among Armstrong World Industries, Inc. and other companies is incorporated by reference herein from Armstrong World Industries, Inc.’s 1997 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(a). (SEC File No. 1-2116)

No. 10(i)(b)	Producer Agreement concerning Center for Claims Resolution, as amended, among Armstrong World Industries, Inc. and other companies is incorporated by reference herein from Armstrong World Industries, Inc.’s 1999 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(b).

No. 10(iii)(a)	Armstrong World Industries, Inc.’s Long Term Stock Incentive Plan is incorporated by reference herein from Armstrong World Industries, Inc.’s 1998 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(j). *

No. 10(iii)(b)	Armstrong World Industries, Inc.’s Directors’ Retirement Income Plan, as amended, is incorporated by reference herein from Armstrong World Industries, Inc.’s 1996 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(c).* (SEC File No. 1-2116)

No. 10(iii)(c)	Armstrong World Industries, Inc. and Armstrong Holdings, Inc.’s Management Achievement Plan for Key Executives, as amended February 26, 2001, is incorporated herein by reference from 2000 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(d). *

No. 10(iii)(d)	Armstrong World Industries, Inc.’s Retirement Benefit Equity Plan (formerly known as the Excess Benefit Plan), as amended January 1, 2000 is incorporated by reference herein from Armstrong World Industries, Inc.’s 1999 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(e).*

No. 10(iii)(e)	Armstrong Holdings, Inc.’s Deferred Compensation Plan, as amended May 1, 2000, is incorporated herein by reference from 2000 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(f).*

No. 10(iii)(f)	Armstrong World Industries, Inc.’s Employment Protection Plan for Salaried Employees of Armstrong World Industries, Inc., as amended, is incorporated by reference herein from Armstrong World Industries, Inc.’s 1994 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(g). * (SEC File No. 1-2116)

No. 10(iii)(g)	Armstrong World Industries, Inc.’s Restricted Stock Plan For Non-employee Directors, as amended, is incorporated by reference herein from Armstrong World Industries, Inc.’s 1996 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(h). * (SEC File No. 1-2116)

No. 10(iii)(h)	Armstrong World Industries, Inc.’s Severance Pay Plan for Salaried Employees, as amended January 1, 2003. *

No. 10(iii)(i)	Armstrong World Industries, Inc.’s 1999 Long Term Stock Incentive Plan is incorporated by reference herein from Armstrong World Industries, Inc.’s 1999 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(j).*

No. 10(iii)(j)	Form of Change in Control Agreement between Armstrong World Industries, Inc. and certain of its officers is incorporated herein by reference from 2000 Annual Report on Form 10-K wherein they appear as Exhibit 10(iii)(k), together with a schedule identifying those executives and the material differences among the agreements to which each executive is a party. *

No. 10(iii)(k)	Change in Control Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart, dated August 7, 2000 is incorporated by reference herein from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, wherein it appeared as Exhibit 10(e). *

No. 10(iii)(l)	Form of Indemnification Agreement between Armstrong Holdings, Inc., Armstrong World Industries, Inc. and Messrs. Arnelle, Campbell, Krol, Marley, Stead and Ms. Owades, is incorporated by reference herein from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, wherein it appeared as Exhibit 10(iii)(a). *

No. 10(iii)(m)	Form of Indemnification Agreement between Armstrong Holdings, Inc. and certain of its Directors and Officers dated October 20, 2000 is incorporated herein by reference from 2000 Annual Report on Form 10-K wherein they appear as Exhibit 10(iii)(o), together with a schedule identifying those Directors and Officers and the material differences among the agreements to which each executive is a party. *

No. 10(iii)(n)	Form of Indemnification Agreement between Armstrong World Industries, Inc. and certain of its Directors and Officers is incorporated herein by reference from 2000 Annual Report on Form 10-K wherein they appear as Exhibit 10(iii)(p), together with a schedule identifying those Directors and Officers dated October 20, 2000 and the material differences among the agreements to which each executive is a party. *

No. 10(iii)(o)	Form of Indemnification Agreement between Armstrong Holdings, Inc. and M. Edward Sellers, dated May 1, 2001 is incorporated herein by reference from 2001 Annual Report of Form 10-K wherein it appeared as Exhibit 10(iii)(s).*

No. 10(iii)(p)	Form of Indemnification Agreement between Armstrong World Industries, Inc. and Leonard A. Campanaro, David E. Gordon and Barry M. Sullivan, is incorporated herein by reference from Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, wherein it appeared as Exhibit 10.*

No. 10(iii)(q)	Form of Indemnification Agreement between Armstrong Holdings, Inc. and Armstrong World Industries, Inc. and Ms. Ruth M. Owades and Mr. John J. Roberts.*

No. 10(iii)(r)	Armstrong World Industries, Inc.’s Bonus Replacement Retirement Plan, dated as of January 1, 1998, as amended, is incorporated by reference herein from Armstrong World Industries, Inc.’s 1998 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(m). *

No. 10(iii)(s)

Employment Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart dated August 7, 2000 is incorporated herein by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as

Exhibit 10(a). *

No. 10(iii)(t)

Amendment to August 7, 2000 employment agreement between Armstrong Holdings, Inc. and Michael D. Lockhart is incorporated by reference herein from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, wherein it appeared as

Exhibit 10. *

No. 10(iii)(u)	Order Authorizing and Approving Retention Program for Key Employees and Approving Assumption of Executory Contracts dated April 18, 2001 is incorporated herein by reference from 2001 Annual Report of Form 10-K wherein it appeared as Exhibit 10(iii)(u).

No. 10(iii)(v)	Armstrong Holdings, Inc.’s Stock Award Plan is incorporated by reference herein from Armstrong Holdings, Inc.’s registration statement on Form S-8 filed August 16, 2000, wherein it appeared as Exhibit 4.1. *

No. 10(iii)(w)	Terms of Restricted Stock for Stock Option Exchange Program Offered to Employees and Schedule of Participating Officers is incorporated by reference herein from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(i). *

No. 10(iii)(x)	Management Services Agreement between Armstrong Holdings, Inc. and Armstrong World Industries, Inc., dated August 7, 2000 is incorporated by reference herein from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(g). *

No. 10(iii)(y)	Agreement between Armstrong Holdings, Inc. and Armstrong World Industries, Inc. and Triangle Pacific Corp. dated November 14, 2000 is incorporated herein by reference from 2000 Annual Report on Form 10-K wherein they appear as Exhibit 10(iii)(bb). *

No. 10(iii)(z)	Form of Amendment of Restricted Stock Award Agreements between AHI and the following executive officers: M.D. Lockhart, M.J. Angello, S.J. Senkowski and W.C. Rodruan dated July 22, 2002 is incorporated herein by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 wherein it appeared as Exhibit 10.

No. 10(iii)(aa)	Settlement and Release Agreement between Armstrong Holdings, Inc., Armstrong Worldwide, Inc. and Armstrong World Industries, Inc. dated May 9, 2003.

No. 11(a)	Computation for basic earnings per share.

No. 11(b)	Computation for diluted earnings per share.

No. 14	The Code of Business Conduct and the Code of Ethics for Financial Professionals, as mentioned in Item 10 of this Report are available through Armstrong’s internet web site at www.armstrong.com

No. 21	List of Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s domestic and foreign subsidiaries.

No. 23	Consent of Independent Auditors.

No. 24	Power of Attorney and authorizing resolution.

No. 31.1	Certification of Principal Executive Officer of Armstrong Holdings, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.2	Certification of Principal Financial Officer of Armstrong Holdings, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.3	Certification of Principal Executive Officer of Armstrong World Industries, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.4	Certification of Principal Financial Officer of Armstrong World Industries, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 32.1	Certification of Chief Executive Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No. 32.2	Certification of Chief Financial Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Contract or Compensatory Plan

b.	The following Current Reports were filed on Form 8-K since the third quarter of 2003.

1)	On October 15, 2003, a Current Report was filed under Item 5 of Form 8-K and Regulation FD related to the Bankruptcy Court’s approval of extending the deadline for creditors and claimants to vote on the Plan of Reorganization. The voting deadline was extended from October 17, 2003 to October 31, 2003.

2)	On October 31 2003, a Current Report was filed under Item 12 of Form 8-K related to a press release of the same date regarding financial results for the fiscal quarter ended September 30, 2003.

3)	On November 20, 2003, a Current Report was filed under Items 5 and 7 of Form 8-K and Regulation FD related to a press release concerning a hearing in its Chapter 11 Case, wherein the court proposed findings of fact and conclusions of law that would dismiss all remaining objections and approve the Plan of Reorganization. In connection with the hearing, AWI filed revised projected financial information. The revised information updated the projected financial information AWI previously filed with the Bankruptcy Court attached as Exhibit C to the Disclosure Statement of May 23, 2003.

4)	On December 1, 2003, a Current Report was filed under Items 5 and 7 of Form 8-K and Regulation FD related to a press release of the same date regarding the postponement of its special meeting of shareholders to January 7, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMSTRONG HOLDINGS, INC.
(Registrant)

By:	/s/ Michael D. Lockhart

Chairman and Chief Executive Officer

Date: February 23, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant AHI and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael D. Lockhart Michael D. Lockhart	Chairman and Chief Executive Officer (Principal Executive Officer)	February 23, 2004

/s/ Leonard A. Campanaro Leonard A. Campanaro	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2004

/s/ William C. Rodruan William C. Rodruan	Vice President and Controller (Chief Accounting Officer)	February 23, 2004

/s/ H. Jesse Arnelle H. Jesse Arnelle	Director	February 23, 2004

/s/ Van C. Campbell Van C. Campbell	Director	February 23, 2004

/s/ Judith R. Haberkorn Judith R. Haberkorn	Director	February 23, 2004

/s/ John A. Krol John A. Krol	Director	February 23, 2004

/s/ James E. Marley James E. Marley	Director	February 23, 2004

/s/ Ruth M. Owades Ruth M. Owades	Director	February 23, 2004

/s/ John J. Roberts John J. Roberts	Director	February 23, 2004

/s/ Michael D. Lockhart on behalf of M. Edward Sellers M. Edward Sellers	Director	February 23, 2004

/s/ Jerre L. Stead Jerre L. Stead	Director	February 23, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMSTRONG WORLD INDUSTRIES, INC.
(Registrant)

By:	/s/ Michael D. Lockhart

Chairman, Chief Executive Officer and President

Date: February 23, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant Armstrong and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael D. Lockhart Michael D. Lockhart	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 23, 2004

/s/ Leonard A. Campanaro Leonard A. Campanaro	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2004

/s/ William C. Rodruan William C. Rodruan	Vice President and Controller (Chief Accounting Officer)	February 23, 2004

/s/ James E. Marley James E. Marley	Director	February 23, 2004

/s/ John N. Rigas John N. Rigas	Director	February 23, 2004

SCHEDULE II

Armstrong Holdings, Inc. and Armstrong World Industries, Inc.

Valuation and Qualifying Reserves of Accounts Receivable

For Years Ended December 31

(amounts in millions)

	2003	2002	2001
Provision for Losses
Balance at beginning of year	$20.3	$22.0	$24.6
Additions charged to earnings	6.4	7.8	8.4
Deductions	(7.8)	(9.5)	(11.0)

Balance at end of year	$18.9	$20.3	$22.0

Provision for Discounts
Balance at beginning of year	$41.4	$36.6	$33.9
Additions charged to earnings	242.7	247.4	258.4
Deductions	(236.8)	(242.6)	(255.7)

Balance at end of year	$47.3	$41.4	$36.6

Total Provision for Discounts and Losses
Balance at beginning of year	$61.7	$58.6	$58.5
Additions charged to earnings	249.1	255.2	266.8
Deductions	(244.6)	(252.1)	(266.7)

Balance at end of year	$66.2	$61.7	$58.6

Exhibit Index

Exhibit No.

No. 2(a)	Armstrong World Industries, Inc.’s Fourth Amended Plan of Reorganization submitted to the Bankruptcy Court for the District of Delaware is incorporated by reference from the Current Report filed on Form 8-K on May 23, 2003, and as modified by modifications filed with the Bankruptcy Court on October 17, 2003 and November 10, 2003.

No. 4(j)	Amendment to Armstrong World Industries, Inc.’s Debtor in Possession Credit Facility dated October 31, 2003.

No. 10(iii)(h)	Armstrong World Industries, Inc.’s Severance Pay Plan for Salaried Employees, as amended January 1, 2003.

No. 10(iii)(j)	Form of Change in Control Agreement between Armstrong World Industries, Inc. and certain of its officers is incorporated herein by reference from 2000 Annual Report on Form 10-K wherein they appear as Exhibit 10(iii)(k), together with a schedule identifying those executives and the material differences among the agreements to which each executive is a party.

No. 10(iii)(m)	Form of Indemnification Agreement between Armstrong Holdings, Inc. and certain of its Directors and Officers dated October 20, 2000 is incorporated herein by reference from 2000 Annual Report on Form 10-K wherein they appear as Exhibit 10(iii)(o), together with a schedule identifying those Directors and Officers and the material differences among the agreements to which each executive is a party.

No. 10(iii)(n)	Form of Indemnification Agreement between Armstrong World Industries, Inc. and certain of its Directors and Officers is incorporated herein by reference from 2000 Annual Report on Form 10-K wherein they appear as Exhibit 10(iii)(p), together with a schedule identifying those Directors and Officers dated October 20, 2000 and the material differences among the agreements to which each executive is a party.

No. 10(iii)(q)	Form of Indemnification Agreement between Armstrong Holdings, Inc. and Armstrong World Industries, Inc. and Ms. Ruth M. Owades and Mr. John J. Roberts.

No. 10(iii)(aa)	Settlement and Release Agreement between Armstrong Holdings, Inc., Armstrong Worldwide, Inc. and Armstrong World Industries, Inc. dated May 9, 2003.

No. 11(a)	Computation for basic earnings per share.

No. 11(b)	Computation for diluted earnings per share.

No. 21	List of Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s domestic and foreign subsidiaries.

No. 23	Consent of Independent Auditors.

No. 24	Power of Attorney and authorizing resolution.

Exhibit Index

Exhibit No.

No. 31.1	Certification of Principal Executive Officer of Armstrong Holdings, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.2	Certification of Principal Financial Officer of Armstrong Holdings, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.3	Certification of Principal Executive Officer of Armstrong World Industries, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.4	Certification of Principal Financial Officer of Armstrong World Industries, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 32.1	Certification of Chief Executive Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No. 32.2	Certification of Chief Financial Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.