Form 10-Q
period 2004-03-31
ARMSTRONG WORLD INDUSTRIES INC; ARMSTRONG HOLDINGS INC /PA/
filed 2004-04-29
CIK 7431, 1109304

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☒     No ☐

Number of shares of Armstrong Holdings, Inc.’s common stock outstanding as of April 19, 2004 - 40,668,892.

Cautionary Factors That May Affect Future Results

This report and other written reports and oral statements made from time to time by the company may contain cautionary or “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.

These statements can be identified by the use of words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words of similar meaning. In particular, these include statements relating to intentions, beliefs or current expectations concerning, among other things, future performance, results of operations, the outcome of contingencies such as legal proceedings, and financial conditions. Forward-looking statements give current expectations or forecasts of future events. They do not relate strictly to historical or current facts.

Any or all of the forward-looking statements made in this report and in any other public statements may turn out to be incorrect. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that actual future results of operations may vary materially from forward-looking statements. Any forward-looking statements made in this report speak only as of the date of such statement. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. However, you should consult any further disclosures we make on related subjects in Forms 10-Q, 8-K, 10-K or other reports filed with the Securities and Exchange Commission.

It is not possible to predict or identify all factors that could potentially cause actual results to differ materially from expected and historical results. Some such factors are:

Chapter 11

•	Factors relating to Armstrong World Industries, Inc.’s (“AWI”) Chapter 11 Filing, such as: the possible disruption of relationships with creditors, customers, suppliers and employees; the ultimate size of AWI’s asbestos-related and other liabilities; the ability to confirm and implement a plan of reorganization; the availability of financing and refinancing for both AWI and its subsidiaries that are not parties to its Chapter 11 Filing; legislation that might affect AWI’s liabilities; and AWI’s ability to comply with covenants in its debtor-in-possession credit facility (the “DIP Facility”).

•	Factors relating to AWI’s emergence from bankruptcy, such as emergence-related costs and AWI’s debt service costs for debt to be issued pursuant to the plan of reorganization. Debt service costs will affect net income and cash flow.

•	Covenants in the agreements governing our anticipated, emergence-related debt may impose restrictions that limit operating and financial flexibility.

Business Environment

•	Our business is cyclical in nature and is affected by the same economic factors that affect the residential, office, commercial and institutional renovation and construction industries in general, such as the availability of credit, consumer confidence, changes in interest rates, governmental budgets and general economic conditions. Despite our efforts to foresee and plan for the effects of changes in these circumstances, we cannot predict their impact with certainty. For example, economic weakness can lead customers to delay or cancel construction plans or could lead to further industry overcapacity. For more information on these matters, see the discussion of Market Risk in Item 7A of our 2003 Form 10-K.

•	The major markets for our products, particularly in the renovation and construction industries, are highly competitive. Business combinations among our competitors or suppliers could affect our competitive position in any of our business units. Competition from foreign competitors who have lower cost structures than we have is a threat in the flooring business. Similarly, combinations or alliances among our major customers could increase their purchasing power in dealing with us. If we should enter into one or more business combinations, our business, finances and capital structure could be affected.

•	The level of success of our new product introductions, as well as new patents, and those of our competitors will impact our competitive position.

•	The extent to which we successfully achieve integration of and synergies from acquisitions as well as the impact of divestitures, plant closings, including the ability to derive cost savings, and other unusual items that may result from evolving business strategies and organizational restructuring.

Sales Environment

•	We have several key customers and the loss of one of these customers could affect our financial performance. Although builders, dealers and other retailers represent other channels of distribution for our products, the loss of a significant portion of sales from a major customer would have a material adverse impact on our results of operations.

•	Business decisions made by our major customers and business conditions that affect our major customers and distribution networks may adversely affect our business.

•	Increased retail trade consolidation, especially in markets such as the United States, could make us more dependent upon key retailers whose relative bargaining strength may increase.

•	We are affected by changes in the policies and marketing strategies of our retail trade customers, such as inventory shifts or fluctuations, limitations on access to shelf space and other conditions. Many of our customers, particularly major home center retailers, have engaged with us in continuous efforts to reduce their inventory levels and improve delivery fulfillment.

•	Profitability can be affected by changes over time in consumer preferences for one type of product versus another. This may create a shift in demand from products with higher margins to those with lower margins or to products we do not sell.

International

•	We face political, social and economic risks related to our international operations which can negatively affect our business, operating results, profitability and financial condition. The risk of war and terrorism may adversely affect the economy and the demand for our products.

•	Various worldwide economic and political factors, such as changes in the competitive structures of the markets, credit risks in emerging markets, variations in residential and commercial construction rates, and economic growth rates in various areas of the world in which we do business could affect the end-use markets for our products.

•	Profitability can be affected by margin erosion to the extent that sales shift to developing markets with lower profitability.

•	Changes in intellectual property legal protections and remedies, trade regulations, tariff classifications or duty rates, and procedures and actions affecting production, pricing and marketing of products, intergovernmental disputes, possible nationalization and unstable governments and legal systems could impact our business.

•	Fluctuations in exchange rates can significantly affect our reported results from one period to the next. Tax inefficiencies and currency exchange controls in repatriating cash flow from non-U.S. subsidiaries could adversely affect us.

Raw Materials and Sourced Products

•	The availability of raw materials, energy, water and sourced products due to changes in conditions that impact our suppliers, including environmental conditions, laws and regulations, litigation involving our suppliers, transportation disruptions, force majeure events and/or business decisions made by our suppliers may have an adverse impact on our results of operations.

•	We purchase a significant amount of certain raw materials, such as lumber, veneers, PVC resin, plasticizers, mineral fibers and natural gas. Prices of these raw materials, as well as transportation costs, can change dramatically and can have a significant adverse impact on our manufacturing costs.

Environmental and Safety Regulations

•	We are subject to a wide variety of increasingly complex and stringent federal, state and local laws and regulations. Changes in regulations that affect our business could lead to significant, unforeseen expenditures.

Labor Contracts

•	A significant portion of our employees in production are represented under labor contracts, with a variety of unions both domestic and international, which are generally multi-year in nature and expire at varying dates. Resolution of expiring contracts can never be assured and work stoppages are possible at plants with expired contacts. Should a work stoppage occur, it could have a significant effect to the results of operations, at least during the period of the event.

Legal Claims

•	Claims of undetermined merit and amount have been asserted against us for various legal matters, including asbestos-related litigation and claims. We could face potential product liability or warranty claims relating to products we manufacture or distribute. For more information on these matters, see the discussion of Legal Proceedings in Part II, Item 1 in this report.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings

(amounts in millions, except per share amounts)

Unaudited

	Three Months Ended March 31,
	2004	2003
Net sales	$845.0	$774.9
Cost of goods sold	661.4	608.4

Gross profit	183.6	166.5
Selling, general and administrative expenses	148.4	157.3
Restructuring and reorganization charges, net	2.0	3.2
Equity (earnings) from affiliates, net	(6.6)	(5.3)

Operating income	39.8	11.3
Interest expense (unrecorded contractual interest of $21.7 and $24.8)	2.2	2.8
Other non-operating expense	1.9	1.3
Other non-operating (income)	(1.2)	(0.8)
Chapter 11 reorganization costs, net	2.5	4.0

Earnings before income taxes	34.4	4.0
Income tax expense	16.7	2.1

Net earnings	$17.7	$1.9

Net earnings per share of common stock:
Basic	$0.44	$0.05
Diluted	$0.43	$0.05
Average number of common shares outstanding:
Basic	40.5	40.5
Diluted	40.7	40.7

See accompanying notes to condensed consolidated financial statements beginning on page 10.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	Unaudited March 31, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$436.1	$484.3
Accounts and notes receivable, net	388.4	315.4
Inventories, net	462.6	454.4
Deferred income taxes	18.8	19.2
Other current assets	88.2	85.5

Total current assets	1,394.1	1,358.8
Property, plant and equipment, less accumulated depreciation and amortization of $1,440.4 and $1,434.8, respectively	1,243.0	1,267.3
Insurance receivable for asbestos-related liabilities, noncurrent	95.1	95.1
Prepaid pension costs	460.7	455.1
Investment in affiliates	55.6	48.9
Goodwill, net	241.1	244.1
Other intangibles, net	76.7	79.0
Deferred income taxes, noncurrent	988.8	988.3
Other noncurrent assets	111.0	111.2

Total assets	$4,666.1	$4,647.8

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$8.8	$3.9
Current installments of long-term debt	7.8	8.2
Accounts payable and accrued expenses	359.0	354.2
Income taxes	42.1	45.9
Deferred income taxes	3.3	3.3

Total current liabilities	421.0	415.5
Liabilities subject to compromise	4,857.6	4,858.5
Long-term debt, less current installments	38.0	39.4
Postretirement and postemployment benefit liabilities	263.4	262.3
Pension benefit liabilities	212.5	216.4
Other long-term liabilities	83.9	81.2
Deferred income taxes	95.0	95.0
Minority interest in subsidiaries	9.5	9.7

Total noncurrent liabilities	5,559.9	5,562.5
Shareholders’ equity (deficit):
Common stock, $1 par value per share Authorized 200 million shares; issued 51,878,910 shares	51.9	51.9
Capital in excess of par value	167.9	167.9
Reduction for ESOP loan guarantee	(142.2)	(142.2)
Accumulated deficit	(920.1)	(937.8)
Accumulated other comprehensive income	41.0	43.3
Less common stock in treasury, at cost 2004 and 2003 – 11,210,018 shares	(513.3)	(513.3)

Total shareholders’ (deficit)	(1,314.8)	(1,330.2)

Total liabilities and shareholders’ equity	$4,666.1	$4,647.8

See accompanying notes to condensed consolidated financial statements beginning on page 10.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except per share amounts)

Unaudited

	2004		2003
Common stock, $1 par value:
Balance at beginning of year and March 31	$51.9		$51.9

Capital in excess of par value:
Balance at beginning of year	$167.9		$167.6
Stock issuances and other	—		0.5

Balance at March 31	$167.9		$168.1

Reduction for ESOP loan guarantee:
Balance at beginning of year and March 31	$(142.2)		$(142.2)

Retained earnings (accumulated deficit):
Balance at beginning of year	$(937.8)		$(898.5)
Net earnings for period	17.7	$17.7	1.9	$1.9

Balance at March 31	$(920.1)		$(896.6)

Accumulated other comprehensive income (loss):
Balance at beginning of year	$43.3		$(12.2)
Foreign currency translation adjustments	(1.9)		5.9
Derivative (loss) gain, net	(0.5)		0.8
Minimum pension liability adjustments	0.1		(0.2)

Total other comprehensive income (loss)	(2.3)	(2.3)	6.5	6.5

Balance at March 31	$41.0		$(5.7)

Comprehensive income		$15.4		$8.4

Less treasury stock at cost:
Balance at beginning of year and March 31	$(513.3)		$(513.3)

Total shareholders’ (deficit)	$(1,314.8)		$(1,337.8)

See accompanying notes to condensed consolidated financial statements beginning on page 10.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$17.7	$1.9
Adjustments to reconcile net earnings to net cash used for operating activities:
Depreciation and amortization	34.9	35.2
Deferred income taxes	0.3	—
Equity (earnings) from affiliates, net	(6.6)	(5.3)
Chapter 11 reorganization costs, net	2.5	4.0
Chapter 11 reorganization costs payments	(6.9)	(6.6)
Restructuring and reorganization charges, net of reversals	2.0	3.2
Restructuring and reorganization payments	(1.2)	(0.6)
Cash effect of hedging activities	2.6	(2.6)
Increase (decrease) in cash from change in:
Receivables	(75.6)	(33.6)
Inventories	(10.9)	(31.3)
Other current assets	0.3	(4.4)
Other noncurrent assets	(6.9)	(2.8)
Accounts payable and accrued expenses	12.6	(6.2)
Income taxes payable	(3.8)	(1.6)
Other long-term liabilities	3.7	(0.4)
Other, net	(1.3)	(2.7)

Net cash (used for) operating activities	(36.6)	(53.8)

Cash flow from investing activities:
Purchases of property, plant and equipment and computer software	(16.7)	(21.7)
Distributions from equity affiliates	—	3.0
Proceeds from the sale of assets	0.9	1.8

Net cash (used for) investing activities	(15.8)	(16.9)

Cash flows from financing activities:
Increase/(decrease) in short-term debt, net	5.1	(4.9)
Payments of long-term debt	(0.7)	(0.7)
Other, net	(0.2)	(0.1)

Net cash provided by (used for) financing activities	4.2	(5.7)

Effect of exchange rate changes on cash and cash equivalents	—	1.1

Net (decrease) in cash and cash equivalents	$(48.2)	$(75.3)
Cash and cash equivalents at beginning of year	484.3	380.0

Cash and cash equivalents at end of period	$436.1	$304.7

See accompanying notes to condensed consolidated financial statements beginning on page 10.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891. Armstrong Holdings, Inc. is a Delaware corporation and the publicly held parent holding company of AWI. Armstrong Holdings, Inc.’s only significant asset and operation is its indirect ownership, through Armstrong Worldwide, Inc., of all of the capital stock of AWI. We include separate financial statements for Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries in this report because both companies have public securities that are registered under the Securities Exchange Act of 1934. The difference between the financial statements of Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries is primarily due to transactions that occurred in 2000 related to the formation of Armstrong Holdings, Inc. and to employee compensation-related stock activity. However, there are no differences in the income statements presented in this report for Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries, and minimal differences in the remaining three financial statements of each entity. Due to the lack of material differences in the financial statements, when we refer in this document to Armstrong Holdings, Inc. and its subsidiaries as “AHI,” “Armstrong,” “we,” “us,” and “ourselves,” we are also effectively referring to AWI and its subsidiaries. We use the term “AWI” when we are referring solely to Armstrong World Industries, Inc.

The accounting policies used in preparing these statements are the same as those used in preparing AHI’s condensed consolidated financial statements for the year ended December 31, 2003, which includes the accounts of AHI and its majority-owned subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in AHI’s Form 10-K for the fiscal year ended December 31, 2003. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

Operating results for the first quarter of 2004 and the corresponding period of 2003 included in this report are unaudited. However, these condensed consolidated financial statements have been reviewed by independent public accountants in accordance with established professional standards and procedures for a limited review of interim financial information. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

	Three Months Ended March 31,
(amounts in millions)	2004	2003
Net income, as reported	$17.7	$1.9
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	0.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(0.1)

Pro forma net income	$17.7	$1.9

Earnings per share:
Basic – as reported	$0.44	$0.05
Basic – pro forma	$0.44	$0.05

Diluted – as reported	$0.43	$0.05
Diluted – pro forma	$0.43	$0.05

NOTE 2. CHAPTER 11 REORGANIZATION

Proceedings under Chapter 11

On December 6, 2000, AWI, the major operating subsidiary of AHI, filed a voluntary petition for relief (the “Filing”) under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to use the court-supervised reorganization process to achieve a resolution of the AWI’s asbestos-related liability. Also filing under Chapter 11 were two of AWI’s wholly-owned subsidiaries, Nitram Liquidators, Inc. (“Nitram”) and Desseaux Corporation of North America, Inc. (“Desseaux”). The Chapter 11 cases are being jointly administered under case number 00-4471 (the “Chapter 11 Case”). Shortly after its commencement, the Chapter 11 Case was assigned to Judge Randall J. Newsome. His appointment as a visiting judge in the District of Delaware ended on December 31, 2003. On January 6, 2004, the Chapter 11 Case was reassigned to Judge Judith K. Fitzgerald.

AHI and all of AWI’s other direct and indirect subsidiaries, including Armstrong Wood Products Inc. (formerly Triangle Pacific Corp.), WAVE (AWI’s ceiling grid systems joint venture with Worthington Industries, Inc.), Armstrong Canada, and Armstrong DLW AG, were not a part of the Filing and accordingly, except for any asbestos-related liability that also relates, directly or indirectly, to the pre-Filing activities of AWI, the liabilities, including asbestos-related liability if any, of such companies will not be resolved in AWI’s Chapter 11 Case. See below under “The Asbestos Personal Injury Trust” and Note 11 under “Asbestos-Related Litigation”.

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

Three creditors’ committees, one representing asbestos personal injury claimants (the “Asbestos Personal Injury Claimants’ Committee”), one representing asbestos property damage claimants (the “Asbestos Property Damage Committee”), and the other representing other unsecured creditors (the “Unsecured Creditors’ Committee”), were appointed in the Chapter 11 Case. In addition, an individual was appointed to represent the interests of future asbestos personal injury claimants (the “Future Claimants’ Representative”). In accordance with the provisions of the Bankruptcy Code, these parties have the right to be heard on matters that come before the Bankruptcy Court in the Chapter 11 Case. Upon resolution of all asbestos property damage claims, the Asbestos Property Damage Committee was disbanded.

Plan of Reorganization

On November 4, 2002, AWI filed a Plan of Reorganization with the Bankruptcy Court. During 2003, AWI filed several amendments to the plan with the Bankruptcy Court, along with various exhibits. The Fourth Amended Plan of Reorganization, with certain exhibits, was filed on May 23, 2003 and, as so amended and as modified by modifications filed with the Bankruptcy Court on October 17, 2003 and November 10, 2003, is referred to in this report as the “POR”. The POR provides for AWI to continue to conduct its existing lines of business with a reorganized capital structure under which, among other things, its existing shares of stock will be cancelled and new common shares and notes will be issued to its unsecured creditors and to a trust, as further discussed below, to be established under the POR for the benefit of AWI’s current and future asbestos-related personal injury claimants, in full satisfaction of their claims against AWI. References in this report to “reorganized Armstrong” are to AWI as it would be reorganized under the POR, and its subsidiaries collectively. The POR excludes AWI’s Nitram and Desseaux subsidiaries, neither of which is material to Armstrong and which are pursuing separate resolutions of their Chapter 11 cases that are expected to result in the winding up of their affairs.

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

However, although AWI’s domestic and foreign subsidiaries and other affiliates will be protected parties, asbestos-related personal injury claims against them will be channeled to the Asbestos P I Trust only to the extent such claims directly or indirectly relate to the pre-Filing manufacturing, installation, distribution or other activities of AWI, or AWI’s ownership of the subsidiaries or affiliates (as distinguished from independent activities of the subsidiaries or affiliates). See Note 11 under “Asbestos-Related Litigation.”

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

The total amount of Plan Notes will be the greater of (i) $1.125 billion less Available Cash and (ii) $775 million. However, AWI will use reasonable efforts to issue one or more private offerings of debt securities on, or as soon as practicable after, the Effective Date. These offerings are to yield net proceeds at least equal to the amount of the Plan Notes prescribed by the Plan. If the private offerings are successful, the Plan Notes would not be issued. If the offerings yield proceeds less than the amount of the Plan Notes prescribed by the Plan, Plan Notes equal to the difference will be issued. If only the Plan Notes are issued, reorganized Armstrong expects to issue an aggregate amount of $775 million of Plan Notes. These Plan Notes will consist of (i) a tranche of notes with a seven-year maturity and a fixed interest rate, (ii) a tranche of notes with a ten-year maturity and a fixed interest rate and (iii) a tranche of floating rate notes with a maturity of not less than five years, but no more than ten years, structured in a manner similar to, and as liquid as, marketable bank debt which satisfy the requirements of the POR and are on terms and conditions that are satisfactory to AWI, the Asbestos Personal Injury Claimants’ Committee, and the Future Claimants’ Representative. To the extent Plan Notes of more than one type are issued, a pro rata share of each tranche will be issued to the Asbestos P I Trust and the holders of unsecured claims.

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

Valuation of Consideration to be Distributed under the POR (unaudited)

Based upon many assumptions (see Disclosure Statement discussion above), to calculate the value of consideration to be distributed, AWI used $2.7 billion as the value of reorganized Armstrong. This is the mid-point of the range of estimated values of $2.4 billion and $3.0 billion that was estimated by AWI and its financial advisors. AWI’s estimated value of the consideration to be distributed under the POR to the Asbestos P I Trust, holders of allowed unsecured claims and AWI’s existing common stock, is:

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

Recent Developments and Next Steps in the Chapter 11 Process

In order for the POR to be confirmed, the U.S. District Court must issue findings of fact and conclusions of law in support of confirmation of the POR, enter or affirm an order confirming the POR and issue the “524(g) injunction” which is part of the POR. In certain other companies’ asbestos-related Chapter 11 cases, motions for recusal were filed in 2003 against U.S. District Court Judge Alfred M. Wolin, who is jointly administering with the Bankruptcy Court the asbestos-related issues in the Chapter 11 cases of five companies, including AWI. The Unsecured Creditors’ Committee requested that in the event Judge Wolin is recused in the other cases, he also be recused in AWI’s case. Judge Wolin has stayed further proceedings in all five cases before him, including AWI’s Chapter 11 Case. On February 2, 2004, Judge Wolin denied the motions for recusal. An appeal of Judge Wolin’s ruling is currently pending, and the U.S. Court of Appeals for the Third Circuit heard oral argument on the appeal on April 19, 2004. AWI is uncertain as to the impact, if any, beyond the present delay in confirmation of the POR that the motions and appeal will have on AWI’s Chapter 11 proceedings. When confirmation of the POR will be considered by the U.S. District Court is uncertain.

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

AWI has recorded liability amounts for claims that can be reasonably estimated and which it does not contest or believes are probable of being allowed by the Bankruptcy Court. The final value of all the claims that will ultimately be allowed by the Bankruptcy Court is not known at this time. However, it is likely the value of the claims ultimately allowed by the Bankruptcy Court will be different than amounts presently recorded by AWI. This difference could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and make changes to the recorded liability if and when it is appropriate.

Financing

AWI’s current debtor-in-possession credit facility (“DIP Facility”), which extends to December 8, 2004, constitutes a $75 million letter of credit facility. At AWI’s request, the previous revolving loan feature was dropped since it had never been used. As of March 31, 2004, AWI had approximately $25.0 million in letters of credit which were issued pursuant to the DIP Facility. As of March 31, 2004, AWI had $281.3 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. AWI believes that cash on hand and generated from operations and dividends from its subsidiaries, together with subsidiary lines of credit and the DIP Facility, will be adequate to address its foreseeable liquidity needs. Obligations under the DIP Facility, including reimbursement of draws under the letters of credit, if any, constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact

AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate pre-Filing liabilities that are subject to compromise and report them separately on the balance sheet. See Note 4 for detail of the liabilities subject to compromise at March 31, 2004 and December 31, 2003. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s pre-Filing debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of AWI subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI’s estimated liability for asbestos-related personal injury claims is also recorded in liabilities subject to compromise. See Note 11 for further discussion of AWI’s asbestos liability.

Additional pre-Filing claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities during the first quarters of 2004 and 2003:

(amounts in millions)	2004	2003
Professional fees	$3.3	$5.1
Interest income, post-Filing	(0.8)	(0.9)
Reductions to pre-Filing liabilities	—	(0.3)
Other expense directly related to bankruptcy, net	—	0.1

Total Chapter 11 reorganization costs, net	$2.5	$4.0

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

If and when the POR is confirmed and made effective, reorganized AWI’s consolidated financial statements will change materially in amounts and classifications through the implementation of the Fresh Start Accounting rules of SOP 90-7.

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

NOTE 3. SEGMENT RESULTS

	Three Months Ended March 31,
(amounts in millions)	2004	2003
Net sales to external customers
Resilient Flooring	$304.1	$286.7
Wood Flooring	197.4	167.2
Textiles and Sports Flooring	62.3	62.0
Building Products	230.0	207.1
Cabinets	51.2	51.9

Total sales to external customers	$845.0	$774.9

	Three Months Ended March 31,
	2004	2003
Segment operating income (loss)
Resilient Flooring	$15.5	$17.6
Wood Flooring	10.3	2.2
Textiles and Sports Flooring	(1.9)	(6.0)
Building Products	27.2	17.8
Cabinets	0.6	(3.6)
All Other	0.5	0.4

Total segment operating income	52.2	28.4
Unallocated Corporate (expense)	(12.4)	(17.1)

Total consolidated operating income	$39.8	$11.3

	March 31, 2004	December 31, 2003
Segment assets
Resilient Flooring	$942.2	$915.3
Wood Flooring	602.4	576.6
Textiles and Sports Flooring	209.6	207.1
Building Products	558.8	551.5
Cabinets	101.6	102.3
All Other	19.5	18.8

Total segment assets	2,434.1	2,371.6
Assets not assigned to segments	2,232.0	2,276.2

Total consolidated assets	$4,666.1	$4,647.8

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

Liabilities subject to compromise at March 31, 2004 and December 31, 2003 are as follows:

(amounts in millions)	March 31, 2004	December 31, 2003
Debt (at face value)(1)	$1,388.6	$1,388.6
Asbestos-related liability	3,190.6	3,190.6
Prepetition trade payables	59.0	58.9
Prepetition other payables and accrued interest	61.7	62.7
ESOP loan guarantee	157.7	157.7

Total liabilities subject to compromise	$4,857.6	$4,858.5

(1)	In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $21.7 million in the first quarter of 2004 and $24.8 million in the first quarter of 2003.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

NOTE 5. INVENTORIES

(amounts in millions)	March 31, 2004	December 31, 2003
Finished goods	$339.8	$330.7
Goods in process	46.8	40.6
Raw materials and supplies	163.6	165.3
Less LIFO and other reserves	(87.6)	(82.2)

Total inventories, net	$462.6	$454.4

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

The following table represents the changes in goodwill for the first quarter of 2004.

(amounts in millions)	January 1, 2004	Adjustments, net(1)	Impairments	March 31, 2004
Goodwill by segment
Resilient Flooring	$107.1	$(2.7)	$—	$104.4
Wood Flooring	110.4	—	—	110.4
Building Products	14.0	(0.3)	—	13.7
Cabinets	12.6	—	—	12.6

Total consolidated goodwill	$244.1	$(3.0)	$—	$241.1

(1)	Primarily consists of the effects of foreign exchange.

The following table details amounts related to AHI’s intangible assets as of March 31, 2004 and December 31, 2003.

	March 31, 2004		December 31, 2003
(amounts in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Computer software	$104.3	$60.3	$104.1	$57.7
Land use rights and other	4.4	0.9	4.4	0.9

Total	$108.7	$61.2	$108.5	$58.6

Unamortized intangible assets
Trademarks and brand names	$29.2		$29.1

Total intangible assets	$137.9		$137.6

Aggregate Amortization Expense

For the three months ended March 31, 2004	$3.8
For the three months ended March 31, 2003	$4.0

NOTE 7. RESTRUCTURING AND OTHER ACTIONS

Net restructuring charges of $2.0 million recorded in the first quarter of 2004 included charges of $2.4 million and reversals of $0.4 million. Substantially all of $2.4 million charges related to estimated severance benefits and related costs for approximately 130 employees in the Building Products manufacturing location in Hoogezand, The Netherlands. The closure of this facility is estimated to be complete by December 2004, subject to positive advice from the local works council. The production will be transferred to another Building Products location in Münster, Germany and will result in a net reduction of approximately 72 positions. The $0.4 million of reversals comprised certain severance accruals that were no longer necessary in the remaining accruals from the 2003 and 2002 charges in the Textiles and Sports Flooring ($0.2 million) and Resilient Flooring ($0.2 million) segments.

A $3.2 million restructuring charge was recorded in the first quarter of 2003. The charge related to severance benefits for approximately 52 employees in the Textiles and Sports Flooring ($2.3 million) and Resilient Flooring ($0.9 million) segments, as part of the restructuring plan to consolidate certain functions in the European flooring business.

The following table summarizes activity in the reorganization and restructuring accruals for the first three months of 2004 and 2003.

(amounts in millions)	Beginning Balance	Cash Payments	Charges	Reversals	Other	Ending Balance
2004	$10.0	$(1.2)	$2.4	$(0.4)	$0.1	$10.9
2003	9.1	(0.6)	3.2	—	(0.2)	11.5

The amount in “other” for 2004 and 2003 is primarily related to foreign currency translation.

Substantially all of the remaining balance of the restructuring accrual as of March 31, 2004 relates to a noncancelable operating lease, which extends through 2017, and severance for terminated employees with extended payouts, the majority of which will be paid by 2005.

NOTE 8. PENSIONS

Following are the components of net periodic benefit costs:

	Three Months Ended March 31,
(amounts in millions)	2004	2003
U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$5.8	$5.4
Interest cost on projected benefit obligation	22.8	22.9
Expected return on plan assets	(36.9)	(36.1)
Amortization of prior service cost	4.3	4.5
Recognized net actuarial loss	0.4	0.4

Net periodic pension (credit)	$(3.6)	$(2.9)

Retiree Health and Life Insurance Benefits
Service cost of benefits earned	$0.9	$0.8
Interest cost on projected benefit obligation	6.3	6.6
Amortization of prior service benefit	(1.4)	(1.3)
Recognized net actuarial loss	3.2	3.1

Net periodic postretirement benefit cost	$9.0	$9.2

	Three Months Ended March 31,
(amounts in millions)	2004	2003
Non-U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$2.5	$1.9
Interest cost on projected benefit obligation	5.3	4.4
Expected return on plan assets	(3.7)	(2.9)
Amortization of transition obligation	—	0.1
Amortization of prior service cost	0.1	0.1
Recognized net actuarial loss	0.1	0.1

Net periodic pension cost	$4.3	$3.7

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

Pursuant to guidance from the FASB, we have chosen to defer recognition of the potential effects of the Act. Therefore, the retiree health obligations and costs reported in the financial statements do not yet reflect any potential impact of the Act. FASB guidance, when issued, is likely to require the company to change previously reported information.

We will review our retiree health care strategy in light of the Act. We anticipate that our retiree health costs could be reduced in the future.

NOTE 9. PRODUCT WARRANTIES

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. Generally, the terms of these warranties range up to 25 years and provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historical amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table illustrates the activity for product warranties for the first quarters of 2004 and 2003:

(amounts in millions)	2004	2003
Balance at January 1	$25.5	$22.3
Reductions for payments	(9.8)	(10.6)
Current year warranty accruals	9.5	10.5
Preexisting warranty accrual changes	(0.2)	—
Effects of foreign exchange translation	(0.2)	0.3

Balance at March 31	$24.8	$22.5

NOTE 10. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
(amounts in millions)	2004	2003
Interest paid	$0.4	$0.8
Income taxes paid, net	$15.6	$5.4

NOTE 11. LITIGATION AND RELATED MATTERS

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

Asbestos-Related Personal Injury Claims

Prior to the Filing, AWI was a member of the Center for Claims Resolution (the “CCR”), which handled the defense and settlement of asbestos-related personal injury claims on behalf of its members. The CCR pursued broad-based settlements of asbestos-related personal injury claims under the Strategic Settlement Program (“SSP”) and had reached agreements with law firms that covered approximately 130,000 claims that named AWI as a defendant.

Due to the Filing, holders of asbestos-related personal injury claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against AWI. In addition, AWI ceased making payments to the CCR with respect to asbestos-related personal injury claims, including payments pursuant to the outstanding SSP agreements. A creditors’ committee representing the interests of asbestos-related personal injury claimants and an individual representing the interests of future claimants have been appointed in the Chapter 11 Case. AWI’s present and future asbestos-related liability will be addressed in its Chapter 11 Case. See Note 2 regarding AWI’s Chapter 11 proceeding.

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

However, although AWI’s domestic and foreign subsidiaries and other affiliates will be protected parties, asbestos-related personal injury claims against them will be channeled to the Asbestos P I Trust only to the extent such claims directly or indirectly relate to the manufacturing, installation, distribution or other activities of AWI or are based solely on AWI’s ownership of the subsidiaries or other affiliates (as distinguished from independent activities of the subsidiaries or affiliates). Currently, four asbestos-related personal injury litigations against subsidiaries of AWI allegedly arising out of such independent activities are pending.

These claims will not be channeled to the Asbestos P I Trust under the POR inasmuch as they do not involve activities of AWI. The cases have multiple defendants. The subsidiaries deny liability and are aggressively defending the matters. AWI has not recorded any liability for these matters. Management does not expect that any sum that may have to be paid in connection with these matters will be material to Armstrong.

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

Before the POR may be implemented, it must be confirmed by order of the Bankruptcy Court and the U.S. District Court. In addition, consummation of the POR is subject to the satisfaction after confirmation of certain conditions, as provided by the POR. See Note 2 for discussion of recent developments and the next steps in AWI’s Chapter 11 process. AWI is unable to predict when and if the POR will be confirmed and implemented. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded asbestos-related liability are possible and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and make changes to the recorded liability if and when it is appropriate.

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

Insurance Asset

An insurance asset in respect of asbestos claims in the amount of $103.1 million was recorded as of March 31, 2004 and December 31, 2003. Approximately $14 million of the total $103.1 million asset represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI’s belief that insurance proceeds will be recovered in this amount, based upon AWI’s success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation or litigation in our opinion. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $79 million of the $103.1 million asset is determined from agreed coverage in place. Of the $103.1 million, $8.0 million has been recorded as a current asset as of March 31, 2004 reflecting management’s estimate of the minimum insurance payments to be received in the next 12 months.

Many uncertainties remain in the insurance recovery process, therefore, AWI did not increase the estimated insurance recovery asset in the first quarters of 2004 and 2003.

Cash Flow Impact

As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related personal injury claims in the first quarters of 2004 and 2003. Additionally, AWI did not receive any asbestos-related insurance recoveries during the first quarters of 2004 and 2003. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements. Management estimates that the timing of future cash recoveries of the recorded asset may extend beyond 10 years.

Potential Legislation

On April 6, 2004, S.2290 (Fairness in Asbestos Injury Resolution Act of 2004) was introduced in the Senate. On April 22, 2004, proponents of the bill failed to obtain sufficient votes to pass a cloture motion to bring the bill to the Senate floor, which effectively stopped the bill from being considered. Since April 22, the Senate leadership has agreed to a series of mediated negotiations to explore whether a compromise on the merits of the bill can be reached. There is uncertainty as to whether the current or any other proposal will become law, and what impact there might be on AWI’s asbestos liability and/or AWI’s Chapter 11 Case. Prior efforts to enact asbestos legislation have not been successful.

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

AWI’s payments and remediation work on such sites for which AWI is a PRP is under review in light of the Chapter 11 Filing. The bar date for claims from the United States Environmental Protection Agency (“EPA”) expired during the third quarter of 2003. AWI received an unliquidated proof of claim from the EPA.

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

Specific Events

In 2001, the EPA notified AWI that it may be a PRP at the Peterson Puritan site. However, AWI did not learn that the EPA may consider it a substantial contributor of waste to the site until July 2003. At which time, the EPA notified AWI of the EPA’s estimate of the site’s future cleanup costs, with its assessment of AWI’s share of the costs being a range of $17.8 million to $26.2 million. Subsequently, AWI presented information to the EPA indicating that AWI’s share should be much lower. Presently, the parties are continuing to negotiate. The EPA has not initiated any formal proceedings against AWI with respect to this site, other than sending information requests to AWI and filing a proof of claim in AWI’s Chapter 11 Case. AWI continues to review this matter but disputes the assessment. As discussed above (Effects of Chapter 11), management is currently in discussions with the Department of Justice and the EPA to reach a global environmental settlement, which would resolve the proof of claim against AWI, including this site.

AWI is subject to a unilateral order by the Oregon Department of Environmental Quality (“DEQ”) to conduct a remedial investigation and feasibility study and any necessary remedial design and action at its St. Helens, Oregon facility, as well as the adjacent Scappoose Bay. AWI has denied liability for Scappoose Bay, but has cooperated with the DEQ regarding its owned property. Other potentially responsible parties who are not yet subject to orders by the DEQ include former site owners Owens Corning (“OC”) and Kaiser Gypsum Company, Inc. (“Kaiser”). AWI has entered into an agreement with Kaiser for the sharing of costs and responsibilities with respect to the remedial investigation, feasibility study and remedy selection at the site. OC has entered into a settlement with the DEQ. Pursuant to the settlement, OC has made a lump sum payment to the DEQ in exchange for contribution protection (including protection against common law and statutory contribution claims by AWI against OC) and a covenant not to sue. AWI has negotiated with the DEQ as to how these funds will be made available for the investigation and remediation of the site. AWI has recorded an environmental liability with respect to the investigation and feasibility study at its St. Helen’s facility, but not for Scappoose Bay because AWI continues to dispute responsibility for contamination of Scappoose Bay.

Summary of Financial Position

Liabilities of $22.0 million and $21.2 million at March 31, 2004 and December 31, 2003, respectively, were for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $12.8 million of the March 31, 2004 and December 31, 2003 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the condensed consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $2.4 million and $2.5 million at March 31, 2004 and December 31, 2003, respectively.

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

NOTE 14.	SUBSEQUENT EVENT

On April 23, 2004, a key U.S. supplier of PVC resins to Armstrong had a substantial portion of one of its plants destroyed in an explosion. PVC resins are a key raw material for manufacturing vinyl flooring, and this plant represented a sizeable portion of the capacity for these resins in the U.S. We are trying to secure alternative sources of supply of the resins. We are also evaluating product formulation changes that would reduce the use of the resins. However, temporary disruption in manufacturing certain vinyl flooring products may occur. The costs of raw materials and of producing the reformulated products may rise. These factors may have a material impact on future results of operations. During the first quarter of 2004, sales of the products affected by this event amounted to approximately $167 million. At this time, we are unsure of the timing of a resolution and the actual impact of this event on our operations.

Independent Accountants’ Review Report

The Board of Directors and Shareholders

Armstrong Holdings, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Armstrong Holdings, Inc., and subsidiaries (“the Company”) as of March 31, 2004, and the related condensed consolidated statements of earnings for the three-month periods ended March 31, 2004 and 2003, and the related condensed consolidated statements of cash flows and shareholders’ equity for the three-month periods ended March 31, 2004 and 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Armstrong Holdings, Inc., and subsidiaries as of December 31, 2003, and the related consolidated statements of earnings, cash flows and shareholders’ equity for the year then ended (not presented herein); and in our report dated February 25, 2004, we expressed an unqualified opinion on those consolidated financial statements. Our report dated February 25, 2004 contains an explanatory paragraph that states that three of the Company’s domestic subsidiaries, including Armstrong World Industries, Inc., the Company’s major operating subsidiary, filed separate voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court on December 6, 2000, and that the filing under Chapter 11 and the increased uncertainty regarding the Company’s potential asbestos liability raise substantial doubt about the Company’s ability to continue as a going concern. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Philadelphia, Pennsylvania

April 28, 2004

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings

(amounts in millions, except per share amounts)

Unaudited

	Three Months Ended March 31,
	2004	2003
Net sales	$845.0	$774.9
Cost of goods sold	661.4	608.4

Gross profit	183.6	166.5
Selling, general and administrative expenses	148.4	157.3
Restructuring and reorganization charges, net	2.0	3.2
Equity (earnings) from affiliates, net	(6.6)	(5.3)

Operating income	39.8	11.3
Interest expense (unrecorded contractual interest of $21.7 and $24.8)	2.2	2.8
Other non-operating expense	1.9	1.3
Other non-operating (income)	(1.2)	(0.8)
Chapter 11 reorganization costs, net	2.5	4.0

Earnings before income taxes	34.4	4.0
Income tax expense	16.7	2.1

Net earnings	$17.7	$1.9

See accompanying notes to condensed consolidated financial statements beginning on page 36.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	Unaudited March 31, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$436.1	$484.3
Accounts and notes receivable, net	388.4	315.4
Inventories, net	462.6	454.4
Deferred income taxes	18.8	19.2
Other current assets	88.2	85.5

Total current assets	1,394.1	1,358.8
Property, plant and equipment, less accumulated depreciation and amortization of $1,440.4 and $1,434.8, respectively	1,243.0	1,267.3
Insurance receivable for asbestos-related liabilities, noncurrent	95.1	95.1
Prepaid pension costs	460.7	455.1
Investment in affiliates	55.6	48.9
Goodwill, net	241.1	244.1
Other intangibles, net	76.7	79.0
Deferred income taxes, noncurrent	988.8	988.3
Other noncurrent assets	111.0	111.2

Total assets	$4,666.1	$4,647.8

Liabilities and Shareholder’s Equity
Current liabilities:
Short-term debt	$8.8	$3.9
Current installments of long-term debt	7.8	8.2
Accounts payable and accrued expenses	359.0	354.2
Short-term amounts due to affiliates	9.8	10.0
Income taxes	42.1	45.9
Deferred income taxes	3.3	3.3

Total current liabilities	430.8	425.5
Liabilities subject to compromise	4,862.3	4,863.2
Long-term debt, less current installments	38.0	39.4
Postretirement and postemployment benefit liabilities	263.4	262.3
Pension benefit liabilities	212.5	216.4
Other long-term liabilities	83.9	81.2
Deferred income taxes	95.1	95.1
Minority interest in subsidiaries	9.5	9.7

Total noncurrent liabilities	5,564.7	5,567.3
Shareholder’s equity (deficit):
Common stock, $1 par value per share Authorized 200 million shares; issued 51,878,910 shares	51.9	51.9
Capital in excess of par value	172.9	172.7
Reduction for ESOP loan guarantee	(142.2)	(142.2)
Accumulated deficit	(924.5)	(942.2)
Accumulated other comprehensive income	41.0	43.3
Less common stock in treasury, at cost 2004 and 2003 – 11,393,170 shares	(528.5)	(528.5)

Total shareholder’s (deficit)	(1,329.4)	(1,345.0)

Total liabilities and shareholder’s equity	$4,666.1	$4,647.8

See accompanying notes to condensed consolidated financial statements beginning on page 36.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholder’s Equity

(amounts in millions, except per share amounts)

Unaudited

	2004		2003
Common stock, $1 par value:
Balance at beginning of year and March 31	$51.9		$51.9

Capital in excess of par value:
Balance at beginning of year	$172.7		$172.9
Stock issuances and other	0.2		—

Balance at March 31	$172.9		$172.9

Reduction for ESOP loan guarantee:
Balance at beginning of year and March 31	$(142.2)		$(142.2)

Retained earnings (accumulated deficit):
Balance at beginning of year	$(942.2)		$(902.9)
Net earnings for period	17.7	$17.7	1.9	$1.9

Balance at March 31	$(924.5)		$(901.0)

Accumulated other comprehensive income (loss):
Balance at beginning of year	$43.3		$(12.2)
Foreign currency translation adjustments	(1.9)		5.9
Derivative (loss) gain, net	(0.5)		0.8
Minimum pension liability adjustments	0.1		(0.2)

Total other comprehensive income (loss)	(2.3)	(2.3)	6.5	6.5

Balance at March 31	$41.0		$(5.7)

Comprehensive income		$15.4		$8.4

Less treasury stock at cost:
Balance at beginning of year and March 31	$(528.5)		$(528.5)

Total shareholder’s (deficit)	$(1,329.4)		$(1,352.6)

See accompanying notes to condensed consolidated financial statements beginning on page 36.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$17.7	$1.9
Adjustments to reconcile net earnings to net cash used for operating activities:
Depreciation and amortization	34.9	35.2
Deferred income taxes	0.3	—
Equity (earnings) from affiliates, net	(6.6)	(5.3)
Chapter 11 reorganization costs, net	2.5	4.0
Chapter 11 reorganization costs payments	(6.9)	(6.6)
Restructuring and reorganization charges, net of reversals	2.0	3.2
Restructuring and reorganization payments	(1.2)	(0.6)
Cash effect of hedging activities	2.6	(2.6)
Increase (decrease) in cash from change in:
Receivables	(75.6)	(33.6)
Inventories	(10.9)	(31.3)
Other current assets	0.3	(4.4)
Other noncurrent assets	(6.9)	(2.8)
Accounts payable and accrued expenses	12.6	(6.2)
Income taxes payable	(3.8)	(1.7)
Other long-term liabilities	3.7	(0.4)
Other, net	(1.3)	(2.6)

Net cash (used for) operating activities	(36.6)	(53.8)

Cash flow from investing activities:
Purchases of property, plant and equipment and computer software	(16.7)	(21.7)
Distributions from equity affiliates	—	3.0
Proceeds from the sale of assets	0.9	1.8

Net cash (used for) investing activities	(15.8)	(16.9)

Cash flows from financing activities:
Increase/(decrease) in short-term debt, net	5.1	(4.9)
Payments of long-term debt	(0.7)	(0.7)
Other, net	(0.2)	(0.1)

Net cash provided by (used for) financing activities	4.2	(5.7)

Effect of exchange rate changes on cash and cash equivalents	—	1.1

Net (decrease) in cash and cash equivalents	$(48.2)	$(75.3)
Cash and cash equivalents at beginning of year	484.3	380.0

Cash and cash equivalents at end of period	$436.1	$304.7

See accompanying notes to condensed consolidated financial statements beginning on page 36.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891. Armstrong Holdings, Inc. is a Delaware corporation and the publicly held parent holding company of AWI. Armstrong Holdings, Inc.’s only significant asset and operation is its indirect ownership, through Armstrong Worldwide, Inc., of all of the capital stock of AWI. We include separate financial statements for Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries in this report because both companies have public securities that are registered under the Securities Exchange Act of 1934. The difference between the financial statements of Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries is primarily due to transactions that occurred in 2000 related to the formation of Armstrong Holdings, Inc. and to employee compensation-related stock activity. However, there are no differences in the income statements presented in this report for Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries, and minimal differences in the remaining three financial statements of each entity. Due to the lack of material differences in the financial statements, when we refer in this document to Armstrong Holdings, Inc. and its subsidiaries as “AHI,” “Armstrong,” “we,” “us,” and “ourselves,” we are also effectively referring to AWI and its subsidiaries. We use the term “AWI” when we are referring solely to Armstrong World Industries, Inc.

The accounting policies used in preparing these statements are the same as those used in preparing AHI’s condensed consolidated financial statements for the year ended December 31, 2003, which includes the accounts of AHI and its majority-owned subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in AHI’s Form 10-K for the fiscal year ended December 31, 2003. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

Operating results for the first quarter of 2004 and the corresponding period of 2003 included in this report are unaudited. However, these condensed consolidated financial statements have been reviewed by independent public accountants in accordance with established professional standards and procedures for a limited review of interim financial information. Certain prior year amounts have been reclassified to conform to the current year presentation.

Effective December 31, 2002, AHI adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which requires the following disclosure in annual and interim reports. The following table illustrates the effect on net income if AHI had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-based Compensation,” to stock-based employee compensation.

	Three Months Ended March 31,
(amounts in millions)	2004	2003
Net income, as reported	$17.7	$1.9
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	0.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(0.1)

Pro forma net income	$17.7	$1.9

NOTE 2. CHAPTER 11 REORGANIZATION

Proceedings under Chapter 11

On December 6, 2000, AWI, the major operating subsidiary of AHI, filed a voluntary petition for relief (the “Filing”) under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to use the court-supervised reorganization process to achieve a resolution of the AWI’s asbestos-related liability. Also filing under Chapter 11 were two of AWI’s wholly-owned subsidiaries, Nitram Liquidators, Inc. (“Nitram”) and Desseaux Corporation of North America, Inc. (“Desseaux”). The Chapter 11 cases are being jointly administered under case number 00-4471 (the “Chapter 11 Case”). Shortly after its commencement, the Chapter 11 Case was assigned to Judge Randall J. Newsome. His appointment as a visiting judge in the District of Delaware ended on December 31, 2003. On January 6, 2004, the Chapter 11 Case was reassigned to Judge Judith K. Fitzgerald.

AHI and all of AWI’s other direct and indirect subsidiaries, including Armstrong Wood Products Inc. (formerly Triangle Pacific Corp.), WAVE (AWI’s ceiling grid systems joint venture with Worthington Industries, Inc.), Armstrong Canada, and Armstrong DLW AG, were not a part of the Filing and accordingly, except for any asbestos-related liability that also relates, directly or indirectly, to the pre-Filing activities of AWI, the liabilities, including asbestos-related liability if any, of such companies will not be resolved in AWI’s Chapter 11 Case. See below under “The Asbestos Personal Injury Trust” and Note 11 under “Asbestos-Related Litigation”.

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

Three creditors’ committees, one representing asbestos personal injury claimants (the “Asbestos Personal Injury Claimants’ Committee”), one representing asbestos property damage claimants (the “Asbestos

Property Damage Committee”), and the other representing other unsecured creditors (the “Unsecured Creditors’ Committee”), were appointed in the Chapter 11 Case. In addition, an individual was appointed to represent the interests of future asbestos personal injury claimants (the “Future Claimants’ Representative”). In accordance with the provisions of the Bankruptcy Code, these parties have the right to be heard on matters that come before the Bankruptcy Court in the Chapter 11 Case. Upon resolution of all asbestos property damage claims, the Asbestos Property Damage Committee was disbanded.

Plan of Reorganization

On November 4, 2002, AWI filed a Plan of Reorganization with the Bankruptcy Court. During 2003, AWI filed several amendments to the plan with the Bankruptcy Court, along with various exhibits. The Fourth Amended Plan of Reorganization, with certain exhibits, was filed on May 23, 2003 and, as so amended and as modified by modifications filed with the Bankruptcy Court on October 17, 2003 and November 10, 2003, is referred to in this report as the “POR”. The POR provides for AWI to continue to conduct its existing lines of business with a reorganized capital structure under which, among other things, its existing shares of stock will be cancelled and new common shares and notes will be issued to its unsecured creditors and to a trust, as further discussed below, to be established under the POR for the benefit of AWI’s current and future asbestos-related personal injury claimants, in full satisfaction of their claims against AWI. References in this report to “reorganized Armstrong” are to AWI as it would be reorganized under the POR, and its subsidiaries collectively. The POR excludes AWI’s Nitram and Desseaux subsidiaries, neither of which is material to Armstrong and which are pursuing separate resolutions of their Chapter 11 cases that are expected to result in the winding up of their affairs.

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

However, although AWI’s domestic and foreign subsidiaries and other affiliates will be protected parties, asbestos-related personal injury claims against them will be channeled to the Asbestos P I Trust only to the extent such claims directly or indirectly relate to the pre-Filing manufacturing, installation, distribution or other activities of AWI, or AWI’s ownership of the subsidiaries or affiliates (as distinguished from independent activities of the subsidiaries or affiliates). See Note 11 under “Asbestos-Related Litigation.”

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

The total amount of Plan Notes will be the greater of (i) $1.125 billion less Available Cash and (ii) $775 million. However, AWI will use reasonable efforts to issue one or more private offerings of debt securities on, or as soon as practicable after, the Effective Date. These offerings are to yield net proceeds at least equal to the amount of the Plan Notes prescribed by the Plan. If the private offerings are successful, the Plan Notes would not be issued. If the offerings yield proceeds less than the amount of the Plan Notes prescribed by the Plan, Plan Notes equal to the difference will be issued. If only the Plan Notes are issued, reorganized Armstrong expects to issue an aggregate amount of $775 million of Plan Notes. These Plan Notes will consist of (i) a tranche of notes with a seven-year maturity and a fixed interest rate, (ii) a tranche of notes with a ten-year maturity and a fixed interest rate and (iii) a tranche of floating rate notes with a maturity of not less than five years, but no more than ten years, structured in a manner similar to, and as liquid as, marketable bank debt which satisfy the requirements of the POR and are on terms and conditions that are satisfactory to AWI, the Asbestos Personal Injury Claimants’ Committee, and the Future Claimants’ Representative. To the extent Plan Notes of more than one type are issued, a pro rata share of each tranche will be issued to the Asbestos P I Trust and the holders of unsecured claims.

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

Valuation of Consideration to be Distributed under the POR (unaudited)

Based upon many assumptions (see Disclosure Statement discussion above), to calculate the value of consideration to be distributed, AWI used $2.7 billion as the value of reorganized Armstrong. This is the mid-point of the range of estimated values of $2.4 billion and $3.0 billion that was estimated by AWI and its financial advisors. AWI’s estimated value of the consideration to be distributed under the POR to the Asbestos P I Trust, holders of allowed unsecured claims and AWI’s existing common stock, is:

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

Recent Developments and Next Steps in the Chapter 11 Process

In order for the POR to be confirmed, the U.S. District Court must issue findings of fact and conclusions of law in support of confirmation of the POR, enter or affirm an order confirming the POR and issue the “524(g) injunction” which is part of the POR. In certain other companies’ asbestos-related Chapter 11 cases, motions for recusal were filed in 2003 against U.S. District Court Judge Alfred M. Wolin, who is jointly administering with the Bankruptcy Court the asbestos-related issues in the Chapter 11 cases of five companies, including AWI. The Unsecured Creditors’ Committee requested that in the event Judge Wolin is recused in the other cases, he also be recused in AWI’s case. Judge Wolin has stayed further proceedings in all five cases before him, including AWI’s Chapter 11 Case. On February 2, 2004, Judge Wolin denied the motions for recusal. An appeal of Judge Wolin’s ruling is currently pending, and the U.S. Court of Appeals for the Third Circuit heard oral argument on the appeal on April 19, 2004. AWI is uncertain as to the impact, if any, beyond the present delay in confirmation of the POR that the motions and appeal will have on AWI’s Chapter 11 proceedings. When confirmation of the POR will be considered by the U.S. District Court is uncertain.

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

AWI has recorded liability amounts for claims that can be reasonably estimated and which it does not contest or believes are probable of being allowed by the Bankruptcy Court. The final value of all the claims that will ultimately be allowed by the Bankruptcy Court is not known at this time. However, it is likely the value of the claims ultimately allowed by the Bankruptcy Court will be different than amounts presently recorded by AWI. This difference could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and make changes to the recorded liability if and when it is appropriate.

Financing

AWI’s current debtor-in-possession credit facility (“DIP Facility”), which extends to December 8, 2004, constitutes a $75 million letter of credit facility. At AWI’s request, the previous revolving loan feature was dropped since it had never been used. As of March 31, 2004, AWI had approximately $25.0 million in letters of credit which were issued pursuant to the DIP Facility. As of March 31, 2004, AWI had $281.3 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. AWI believes that cash on hand and generated from operations and dividends from its subsidiaries, together with subsidiary lines of credit and the DIP Facility, will be adequate to address its foreseeable liquidity needs. Obligations under the DIP Facility, including reimbursement of draws under the letters of credit, if any, constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact

AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate pre-Filing liabilities that are subject to compromise and report them separately on the balance sheet. See Note 4 for detail of the liabilities subject to compromise at March 31, 2004 and December 31, 2003. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s pre-Filing debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of AWI subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI’s estimated liability for asbestos-related personal injury claims is also recorded in liabilities subject to compromise. See Note 11 for further discussion of AWI’s asbestos liability.

Additional pre-Filing claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities during the first quarters of 2004 and 2003:

(amounts in millions)	2004	2003
Professional fees	$3.3	$5.1
Interest income, post-Filing	(0.8)	(0.9)
Reductions to pre-Filing liabilities	—	(0.3)
Other expense directly related to bankruptcy, net	—	0.1

Total Chapter 11 reorganization costs, net	$2.5	$4.0

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

If and when the POR is confirmed and made effective, reorganized AWI’s consolidated financial statements will change materially in amounts and classifications through the implementation of the Fresh Start Accounting rules of SOP 90-7.

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

NOTE 3. SEGMENT RESULTS

	Three Months Ended March 31,
(amounts in millions)	2004	2003
Net sales to external customers
Resilient Flooring	$304.1	$286.7
Wood Flooring	197.4	167.2
Textiles and Sports Flooring	62.3	62.0
Building Products	230.0	207.1
Cabinets	51.2	51.9

Total sales to external customers	$845.0	$774.9

	Three Months Ended March 31,
	2004	2003
Segment operating income (loss)
Resilient Flooring	$15.5	$17.6
Wood Flooring	10.3	2.2
Textiles and Sports Flooring	(1.9)	(6.0)
Building Products	27.2	17.8
Cabinets	0.6	(3.6)
All Other	0.5	0.4

Total segment operating income	52.2	28.4
Unallocated Corporate (expense)	(12.4)	(17.1)

Total consolidated operating income	$39.8	$11.3

	March 31, 2004	December 31, 2003
Segment assets
Resilient Flooring	$942.2	$915.3
Wood Flooring	602.4	576.6
Textiles and Sports Flooring	209.6	207.1
Building Products	558.8	551.5
Cabinets	101.6	102.3
All Other	19.5	18.8

Total segment assets	2,434.1	2,371.6
Assets not assigned to segments	2,232.0	2,276.2

Total consolidated assets	$4,666.1	$4,647.8

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

Liabilities subject to compromise at March 31, 2004 and December 31, 2003 are as follows:

(amounts in millions)	March 31, 2004	December 31, 2003
Debt (at face value)(1)	$1,388.6	$1,388.6
Asbestos-related liability	3,190.6	3,190.6
Prepetition trade payables	59.0	58.9
Prepetition other payables and accrued interest	61.7	62.7
Amounts due to affiliates	4.7	4.7
ESOP loan guarantee	157.7	157.7

Total liabilities subject to compromise	$4,862.3	$4,863.2

(1)	In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $21.7 million in the first quarter of 2004 and $24.8 million in the first quarter of 2003.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

NOTE 5. INVENTORIES

(amounts in millions)	March 31, 2004	December 31, 2003
Finished goods	$339.8	$330.7
Goods in process	46.8	40.6
Raw materials and supplies	163.6	165.3
Less LIFO and other reserves	(87.6)	(82.2)

Total inventories, net	$462.6	$454.4

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

The following table represents the changes in goodwill for the first quarter of 2004.

(amounts in millions)	January 1, 2004	Adjustments, net(1)	Impairments	March 31, 2004
Goodwill by segment
Resilient Flooring	$107.1	$(2.7)	$—	$104.4
Wood Flooring	110.4	—	—	110.4
Building Products	14.0	(0.3)	—	13.7
Cabinets	12.6	—	—	12.6

Total consolidated goodwill	$244.1	$(3.0)	$—	$241.1

(1)	Primarily consists of the effects of foreign exchange.

The following table details amounts related to AHI’s intangible assets as of March 31, 2004 and December 31, 2003.

	March 31, 2004		December 31, 2003
(amounts in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Computer software	$104.3	$60.3	$104.1	$57.7
Land use rights and other	4.4	0.9	4.4	0.9

Total	$108.7	$61.2	$108.5	$58.6

Unamortized intangible assets
Trademarks and brand names	$29.2		$29.1

Total intangible assets	$137.9		$137.6

Aggregate Amortization Expense

For the three months ended March 31, 2004	$3.8
For the three months ended March 31, 2003	$4.0

NOTE 7. RESTRUCTURING AND OTHER ACTIONS

Net restructuring charges of $2.0 million recorded in the first quarter of 2004 included charges of $2.4 million and reversals of $0.4 million. Substantially all of $2.4 million charges related to estimated severance benefits and related costs for approximately 130 employees in the Building Products manufacturing location in Hoogezand, The Netherlands. The closure of this facility is estimated to be complete by December 2004, subject to positive advice from the local works council. The production will be transferred to another Building Products location in Münster, Germany and will result in a net reduction of approximately 72 positions. The $0.4 million of reversals comprised certain severance accruals that were no longer necessary in the remaining accruals from the 2003 and 2002 charges in the Textiles and Sports Flooring ($0.2 million) and Resilient Flooring ($0.2 million) segments.

A $3.2 million restructuring charge was recorded in the first quarter of 2003. The charge related to severance benefits for approximately 52 employees in the Textiles and Sports Flooring ($2.3 million) and Resilient Flooring ($0.9 million) segments, as part of the restructuring plan to consolidate certain functions in the European flooring business.

The following table summarizes activity in the reorganization and restructuring accruals for the first three months of 2004 and 2003.

(amounts in millions)	Beginning Balance	Cash Payments	Charges	Reversals	Other	Ending Balance
2004	$10.0	$(1.2)	$2.4	$(0.4)	$0.1	$10.9
2003	9.1	(0.6)	3.2	—	(0.2)	11.5

The amount in “other” for 2004 and 2003 is primarily related to foreign currency translation.

Substantially all of the remaining balance of the restructuring accrual as of March 31, 2004 relates to a noncancelable operating lease, which extends through 2017, and severance for terminated employees with extended payouts, the majority of which will be paid by 2005.

NOTE 8. PENSIONS

Following are the components of net periodic benefit costs:

	Three Months Ended March 31,
(amounts in millions)	2004	2003
U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$5.8	$5.4
Interest cost on projected benefit obligation	22.8	22.9
Expected return on plan assets	(36.9)	(36.1)
Amortization of prior service cost	4.3	4.5
Recognized net actuarial loss	0.4	0.4

Net periodic pension (credit)	$(3.6)	$(2.9)

Retiree Health and Life Insurance Benefits
Service cost of benefits earned	$0.9	$0.8
Interest cost on projected benefit obligation	6.3	6.6
Amortization of prior service benefit	(1.4)	(1.3)
Recognized net actuarial loss	3.2	3.1

Net periodic postretirement benefit cost	$9.0	$9.2

	Three Months Ended March 31,
(amounts in millions)	2004	2003
Non-U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$2.5	$1.9
Interest cost on projected benefit obligation	5.3	4.4
Expected return on plan assets	(3.7)	(2.9)
Amortization of transition obligation	—	0.1
Amortization of prior service cost	0.1	0.1
Recognized net actuarial loss	0.1	0.1

Net periodic pension cost	$4.3	$3.7

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

Pursuant to guidance from the FASB, we have chosen to defer recognition of the potential effects of the Act. Therefore, the retiree health obligations and costs reported in the financial statements do not yet reflect any potential impact of the Act. FASB guidance, when issued, is likely to require the company to change previously reported information.

We will review our retiree health care strategy in light of the Act. We anticipate that our retiree health costs could be reduced in the future.

NOTE 9. PRODUCT WARRANTIES

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. Generally, the terms of these warranties range up to 25 years and provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historical amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table illustrates the activity for product warranties for the first quarters of 2004 and 2003:

(amounts in millions)	2004	2003
Balance at January 1	$25.5	$22.3
Reductions for payments	(9.8)	(10.6)
Current year warranty accruals	9.5	10.5
Preexisting warranty accrual changes	(0.2)	—
Effects of foreign exchange translation	(0.2)	0.3

Balance at March 31	$24.8	$22.5

NOTE 10. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
(amounts in millions)	2004	2003
Interest paid	$0.4	$0.8
Income taxes paid, net	$15.6	$5.4

NOTE 11. LITIGATION AND RELATED MATTERS ASBESTOS-RELATED LITIGATION

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

Asbestos-Related Personal Injury Claims

Prior to the Filing, AWI was a member of the Center for Claims Resolution (the “CCR”), which handled the defense and settlement of asbestos-related personal injury claims on behalf of its members. The CCR pursued broad-based settlements of asbestos-related personal injury claims under the Strategic Settlement Program (“SSP”) and had reached agreements with law firms that covered approximately 130,000 claims that named AWI as a defendant.

Due to the Filing, holders of asbestos-related personal injury claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against AWI. In addition, AWI ceased making payments to the CCR with respect to asbestos-related personal injury claims, including payments pursuant to the outstanding SSP agreements. A creditors’ committee representing the interests of asbestos-related personal injury claimants and an individual representing the interests of future claimants have been appointed in the Chapter 11 Case. AWI’s present and future asbestos-related liability will be addressed in its Chapter 11 Case. See Note 2 regarding AWI’s Chapter 11 proceeding.

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

However, although AWI’s domestic and foreign subsidiaries and other affiliates will be protected parties, asbestos-related personal injury claims against them will be channeled to the Asbestos P I Trust only to the extent such claims directly or indirectly relate to the manufacturing, installation, distribution or other activities of AWI or are based solely on AWI’s ownership of the subsidiaries or other affiliates (as distinguished from independent activities of the subsidiaries or affiliates). Currently, four asbestos-related personal injury litigations against subsidiaries of AWI allegedly arising out of such independent activities are pending.

These claims will not be channeled to the Asbestos P I Trust under the POR inasmuch as they do not involve activities of AWI. The cases have multiple defendants. The subsidiaries deny liability and are aggressively defending the matters. AWI has not recorded any liability for these matters. Management does not expect that any sum that may have to be paid in connection with these matters will be material to Armstrong.

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

Before the POR may be implemented, it must be confirmed by order of the Bankruptcy Court and the U.S. District Court. In addition, consummation of the POR is subject to the satisfaction after confirmation of certain conditions, as provided by the POR. See Note 2 for discussion of recent developments and the next steps in AWI’s Chapter 11 process. AWI is unable to predict when and if the POR will be confirmed and implemented. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded asbestos-related liability are possible and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and make changes to the recorded liability if and when it is appropriate.

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

Insurance Asset

An insurance asset in respect of asbestos claims in the amount of $103.1 million was recorded as of March 31, 2004 and December 31, 2003. Approximately $14 million of the total $103.1 million asset represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI’s belief that insurance proceeds will be recovered in this amount, based upon AWI’s success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation or litigation in our opinion. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $79 million of the $103.1 million asset is determined from agreed coverage in place. Of the $103.1 million, $8.0 million has been recorded as a current asset as of March 31, 2004 reflecting management’s estimate of the minimum insurance payments to be received in the next 12 months.

Many uncertainties remain in the insurance recovery process, therefore, AWI did not increase the estimated insurance recovery asset in the first quarters of 2004 and 2003.

Cash Flow Impact

As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related personal injury claims in the first quarters of 2004 and 2003. Additionally, AWI did not receive any asbestos-related insurance recoveries during the first quarters of 2004 and 2003. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements. Management estimates that the timing of future cash recoveries of the recorded asset may extend beyond 10 years.

Potential Legislation

On April 6, 2004, S.2290 (Fairness in Asbestos Injury Resolution Act of 2004) was introduced in the Senate. On April 22, 2004, proponents of the bill failed to obtain sufficient votes to pass a cloture motion to bring the bill to the Senate floor, which effectively stopped the bill from being considered. Since April 22, the Senate leadership has agreed to a series of mediated negotiations to explore whether a compromise on the merits of the bill can be reached. There is uncertainty as to whether the current or any other proposal will become law, and what impact there might be on AWI’s asbestos liability and/or AWI’s Chapter 11 Case. Prior efforts to enact asbestos legislation have not been successful.

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

AWI’s payments and remediation work on such sites for which AWI is a PRP is under review in light of the Chapter 11 Filing. The bar date for claims from the United States Environmental Protection Agency (“EPA”) expired during the third quarter of 2003. AWI received an unliquidated proof of claim from the EPA.

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

Specific Events

In 2001, the EPA notified AWI that it may be a PRP at the Peterson Puritan site. However, AWI did not learn that the EPA may consider it a substantial contributor of waste to the site until July 2003. At which time, the EPA notified AWI of the EPA’s estimate of the site’s future cleanup costs, with its assessment of AWI’s share of the costs being a range of $17.8 million to $26.2 million. Subsequently, AWI presented information to the EPA indicating that AWI’s share should be much lower. Presently, the parties are continuing to negotiate. The EPA has not initiated any formal proceedings against AWI with respect to this site, other than sending information requests to AWI and filing a proof of claim in AWI’s Chapter 11 Case. AWI continues to review this matter but disputes the assessment. As discussed above (Effects of Chapter 11), management is currently in discussions with the Department of Justice and the EPA to reach a global environmental settlement, which would resolve the proof of claim against AWI, including this site.

AWI is subject to a unilateral order by the Oregon Department of Environmental Quality (“DEQ”) to conduct a remedial investigation and feasibility study and any necessary remedial design and action at its St. Helens, Oregon facility, as well as the adjacent Scappoose Bay. AWI has denied liability for Scappoose Bay, but has cooperated with the DEQ regarding its owned property. Other potentially responsible parties who are not yet subject to orders by the DEQ include former site owners Owens Corning (“OC”) and Kaiser Gypsum Company, Inc. (“Kaiser”). AWI has entered into an agreement with Kaiser for the sharing of costs and responsibilities with respect to the remedial investigation, feasibility study and remedy selection at the site. OC has entered into a settlement with the DEQ. Pursuant to the settlement, OC has made a lump sum payment to the DEQ in exchange for contribution protection (including protection against common law and statutory contribution claims by AWI against OC) and a covenant not to sue. AWI has negotiated with the DEQ as to how these funds will be made available for the investigation and remediation of the site. AWI has recorded an environmental liability with respect to the investigation and feasibility study at its St. Helen’s facility, but not for Scappoose Bay because AWI continues to dispute responsibility for contamination of Scappoose Bay.

Summary of Financial Position

Liabilities of $22.0 million and $21.2 million at March 31, 2004 and December 31, 2003, respectively, were for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $12.8 million of the March 31, 2004 and December 31, 2003 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the condensed consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $2.4 million and $2.5 million at March 31, 2004 and December 31, 2003, respectively.

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

NOTE 13. SUBSEQUENT EVENT

On April 23, 2004, a key U.S. supplier of PVC resins to Armstrong had a substantial portion of one of its plants destroyed in an explosion. PVC resins are a key raw material for manufacturing vinyl flooring, and this plant represented a sizeable portion of the capacity for these resins in the U.S. We are trying to secure alternative sources of supply of the resins. We are also evaluating product formulation changes that would reduce the use of the resins. However, temporary disruption in manufacturing certain vinyl flooring products may occur. The costs of raw materials and of producing the reformulated products may rise. These factors may have a material impact on future results of operations. During the first quarter of 2004, sales of the products affected by this event amounted to approximately $167 million. At this time, we are unsure of the timing of a resolution and the actual impact of this event on our operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891. Armstrong Holdings, Inc. is a Delaware corporation and the publicly held parent holding company of AWI. Armstrong Holdings, Inc.’s only significant asset and operation is its indirect ownership, through Armstrong Worldwide, Inc., of all of the capital stock of AWI. The following discussion and analysis pertains to both Armstrong Holdings, Inc. and its subsidiaries and Armstrong World Industries and its subsidiaries due to the lack of material differences in the financial statements, as explained in Note 1 of the Condensed Consolidated Financial Statements. Due to the lack of material differences in the financial statements, when we refer in this document to Armstrong Holdings, Inc. and its subsidiaries as “AHI,” “Armstrong,” “we,” “us,” and “ourselves,” we are also effectively referring to AWI and its subsidiaries. We use the term “AWI” when we are referring solely to Armstrong World Industries, Inc.

References to performance excluding the translation effect of changes in foreign exchange rates are non-GAAP measures. We believe that this information improves the comparability of business performance by excluding the impacts of changes in foreign exchange rates when translating comparable foreign currency amounts. We calculate the translation effect of foreign exchange rates by applying the current year’s foreign exchange rates to the equivalent period’s foreign currency amounts as reported in the prior year.

This discussion should be read in conjunction with the financial statements and the accompanying notes included elsewhere in this Form 10-Q. It contains forward-looking statements based on our current expectations, which are inherently subject to risks and uncertainties. Actual results and the timing of certain events may differ significantly from those referred to in such forward-looking statements. We undertake no obligation beyond what is required under applicable securities law to publicly update or revise any forward-looking statement to reflect current or future events or circumstances, including those set forth in the section entitled “Cautionary Factors” and elsewhere in this Form 10-Q.

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

On December 6, 2000, AWI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to use the court-supervised reorganization process to achieve a resolution of its asbestos liability. Also filing under Chapter 11 were two of AWI’s wholly-owned subsidiaries, Nitram Liquidators, Inc. and Desseaux Corporation of North America, Inc. The Chapter 11 cases are being jointly administered under case number 00-4471 (the “Chapter 11 Case”). AWI is operating its business and managing its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. See Note 2 of the Condensed Consolidated Financial Statements for information on the Chapter 11 Case and Note 11 of the Condensed Consolidated Financial Statements for information on asbestos litigation.

Reportable Segments

Resilient Flooring — produces a broad range of floor coverings for homes and commercial and institutional buildings. Resilient Flooring products include vinyl sheet, vinyl tile, linoleum flooring and luxury vinyl tile. In addition, our Resilient Flooring segment sources and sells laminate flooring products, adhesives, installation and maintenance materials and accessories, and has recently introduced ceramic tile products. Resilient Flooring products are offered in a wide variety of types, designs, and colors, and provide ease of installation and reduced maintenance (no-wax). We sell these products to wholesalers, large home centers, retailers, contractors, and to the manufactured homes industry.

Wood Flooring — produces wood flooring products for use in new residential construction and renovation, with some commercial applications in stores, restaurants and high-end offices. The product offering includes solid wood (pre-finished or unfinished) and engineered wood floors in various wood species (with oak being the primary species of choice). Virtually all of our Wood Flooring’s sales are in North America. Our Wood Flooring products are generally sold to independent wholesale flooring distributors and large home centers under the brand names Bruce®, Hartco® and Robbins®.

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

Building Products — produces suspended mineral fiber, soft fiber and metal ceiling systems for use in commercial, institutional and residential settings. In addition, our Building Products segment sources and sells wood ceiling systems. The products are available in numerous colors, performance characteristics and designs, and offer attributes such as acoustical control, rated fire protection, and aesthetic appeal. Commercial ceiling materials and accessories are sold to ceiling systems contractors and to resale distributors. Residential ceiling products are sold through wholesalers and retailers (including large home centers), primarily in North America. Suspension system (grid) products manufactured by WAVE are sold by both Armstrong and the WAVE joint venture.

Cabinets — produces kitchen and bathroom cabinetry and related products, which are used primarily in the U.S. residential new construction and renovation markets. Through our system of company-owned and independent distribution centers and through direct sales to builders, our Cabinets segment provides design, fabrication and installation services to single and multi-family homebuilders, remodelers and consumers under the brand names Armstrong™, Bruce®, and IXL®.

We also report on two other segments, All Other (which relates to a corporate equity investment) and Unallocated Corporate Expense.

See Note 3 of the Condensed Consolidated Financial Statements for additional financial information on our reportable segments.

Financial highlights for the first quarter of 2004:

	(amounts in millions)		Favorable
	Three Months Ended March 31,		As Reported	Excluding Effects of Foreign Exchange Rates
	2004	2003
Total Consolidated Net Sales	$845.0	$774.9	9.0%	4.4%
Operating Income	$39.8	$11.3	Favorable	Favorable
(Use) of cash	$(48.2)	$(75.3)	Favorable	Favorable

In the first quarter of 2004:

•	We experienced strong demand for our products in the North American residential and commercial markets.

•	Our sales performance in Europe was mixed, but generally down from the prior year. Sales of Resilient Flooring and TSF products were especially impacted by the German economy.

•	We incurred cost increases for some of our essential raw materials, particularly for lumber.

•	We benefited from the cost reduction initiatives, implemented in prior years, through reduced operating costs.

Factors Affecting Revenues

Markets. We compete in building material markets around the world. The majority of our sales opportunity is in the North American and European markets. During the first quarter of 2004, these markets experienced the following:

•	In the North American residential market, housing activity remained strong. As a result of construction starting on approximately 1.85 million housing units in 2003, compared to approximately 1.7 million in 2002, U.S. single family housing completions in the first quarter of 2004 were approximately 10% higher than in the first quarter of 2003 (our products tend to be installed towards the latter stages of the housing construction process). Housing starts in the first quarter of 2004 declined approximately 4% from fourth quarter 2003 levels but increased approximately 10% from the first quarter of 2003.

Sales of existing homes totaled approximately 6.1 million homes in 2003, compared to approximately 5.6 million homes in 2002, and were especially strong during the August to October months. Allowing for the usual lag period of several months for renovation-related expenditures, this three month peak of activity helped U.S. retail sales of building materials in the first quarter of 2004 increase significantly over sales levels in the first quarter of 2003.

•	The North American commercial market grew. Two indicators of renovation opportunity: the dollar value of large renovation projects and total office employment, reported increases compared to the first quarter of 2003. Other indicators, such as private investment in new non-residential structures, the value of large commercial additions, and new commercial construction starts have also shown favorable trends.

The increased demand for steel and a shortage of coke created a steel shortage in the U.S. An extended steel shortage could cause U.S. construction starts to be delayed or postponed, which could reduce our commercial sales. To-date, sales of our commercial products have not been impacted by the shortage. The steel shortage has increased raw material costs for our WAVE joint venture. This increase has been largely offset by price increases.

•	We experienced weaker markets in Western Europe, especially in Germany. This has adversely impacted both price and volume. Germany is a very important market for Resilient Flooring and Textiles and Sports Flooring; it is not as important for Building Products.

Quality and Customer Service. Our quality and customer service are critical components of our total value proposition. In the first quarter of 2004, we experienced the following:

•	One of our U.S. distributors of resilient and wood flooring products incurred significant order, shipment and invoice processing problems after converting to a new computer system. These problems caused customer service issues for independent retailers and home centers. In April, the distributor resolved its problems. We believe that our financial results in future periods will not be materially affected by these problems.

•	We experienced a surge in orders for solid wood flooring products in the fourth quarter of 2003, and incoming orders in the first quarter of 2004 were substantially higher than those received in the first quarter of 2003. Our performance in fulfilling these orders has been less than satisfactory. We are increasing capacity and our lumber inventory, and expect to return to normal customer service performance levels in the third quarter.

•	In a broad industry competition, we were recognized with “Best Service” awards from National Floor Trends in the categories of Wood Flooring, Resilient Flooring and Training Programs.

•	For us, a key measure of quality is a safe workplace environment. Our initiatives have continued to reduced injuries. OSHA recordable injuries have been reduced significantly in the first quarter compared to the same period last year, reflecting a 46% improvement, to an OSHA rate of 2.3 . Similarly, the reduction in lost time injuries reflects a 63% improvement, to an OSHA rate of 0.4. These results are on almost eight million hours worked globally during each of the periods.

Pricing Initiatives. In the second, third and fourth quarters of 2003, increased costs for raw materials, labor and labor-related expenses, energy and other areas caused us to increase prices. These initiatives increased net sales in the first quarter 2004 compared to the first quarter of 2003. The most significant pricing actions were:

•	In Resilient Flooring, we implemented price increases for selected U.S. commercial products in July 2003. We also implemented an increase on selected U.S. residential products in November 2003.

•	In Wood Flooring, we implemented a price increase on solid wood products in April 2003. We also announced increases on solid wood products that became effective in November 2003 and January 2004.

•	In Building Products, a price increase was announced for most commercial acoustical ceiling products in the North American markets, effective July 1, 2003. Price increases on certain products to our large home center customers in the U.S. were implemented in August and September of 2003. We also increased prices for certain U.S. residential-oriented products sold through distribution in July 2003. An additional increase for most commercial products was announced in the fourth quarter of 2003, which became effective January 1, 2004.

•	In Cabinets, we announced price increases in September 2003 to our retail customers and our builder and distributor customers.

During the first four months of 2004, the most significant pricing actions were:

•	In Resilient Flooring, we announced a price increase in April for commercial vinyl composition tile products, to be effective later in the second quarter.

•	In Wood Flooring, we announced a price increase in April for selected solid hardwood products, to be effective later in the second quarter.

•	In Building Products, a price increase was announced in April for most commercial acoustical ceiling products in the U.S. market, to be effective July 1, 2004.

In certain cases, price increases actually realized were less than the announced price increases because we had to adjust to competitive actions and changing market conditions. Also during the first quarter of 2004, we made several price concessions for certain products in some of our segments and geographic regions, again to respond to competitive conditions.

The pricing actions described above increased consolidated net sales in the first quarter of 2004 approximately $13 million, when compared to the first quarter of 2003.

Factors Affecting Operating Costs

Operating Expenses. Our operating expenses consist of direct production (principally raw materials, labor and energy) and manufacturing overhead costs, costs to purchase sourced products and selling, general and administrative expenses (“SG&A”).

Our most important commodities are lumber and veneers, PVC, backings for various flooring products and plasticizers. We also consume large quantities of energy in our manufacturing processes, in particular natural gas in our mineral fiber ceilings manufacturing process. Fluctuations in the prices of these components of our production processes are generally beyond our control and have a direct impact on our financial results. In the first quarter of 2004, we experienced the following:

•	Prices for hardwood lumber increased from the second quarter of 2003 through the first quarter of 2004, as the availability of lumber for flooring decreased due to poor weather conditions for timbering and reductions in industry saw mill capacity, while demand for the lumber (for flooring and other products such as railroad ties and pallets) remained strong. Our cost for acquiring lumber in the first quarter of 2004 was approximately $13 million greater than in the first quarter of 2003. Lumber costs for the year 2004 are likely to exceed those in 2003.

•	PVC is a widely used oil-based raw material. We experience cost pressures on PVC when energy prices increase and when industrial demand for the material increases. The PVC resins and film prices increased by approximately $1.4 million in the first quarter of 2004 compared to the first quarter of 2003. We believe the cost for such oil-based raw materials will continue to increase during 2004.

•	Costs for natural gas have increased significantly over the past several years. In the first quarter of 2004, we incurred approximately $0.6 million of additional costs for natural gas compared to the first quarter of 2003.

Production wages and non-production salaries increased approximately $6 million in the first quarter of 2004, compared to the first quarter of 2003.

Cost Reduction Initiatives. During 2003, we implemented several manufacturing and organizational changes to improve our cost structure and enhance our competitive position. Specifically:

•	We ceased production of our residential stencil vinyl flooring product line in the third quarter.

•	We closed two Wood Flooring facilities that manufactured engineered wood floors, one in each of the third and fourth quarters, consolidating their production volume into another Wood Flooring facility.

•	We closed a Textiles and Sports Flooring plant in The Netherlands in the third quarter.

•	We consolidated several sales, operational and administrative support organizations throughout our company. This consolidation included integrating our U.S. Resilient Flooring and Wood Flooring organizations.

We incurred $4.7 million in costs during the first quarter of 2003 for implementing these initiatives, as follows:

First Quarter 2003 Expenses for Cost Reduction Initiatives

(amounts in millions)	SG&A	Restructuring	Total Expenses
Resilient Flooring	$0.1	$0.9	$1.0
Wood Flooring	0.7		0.7
Textiles & Sports Flooring		2.3	2.3
Corporate Unallocated	0.7		0.7

Total Consolidated	$1.5	$3.2	$4.7

During the first quarter of 2004, we announced that we will cease production at our Building Products plant in The Netherlands by the end of 2004, subject to positive advice from the local works council. We recorded costs of $3.0 million in the first quarter of 2004 for this action, of which $2.3 million was recorded as restructuring (for estimated severances) and $0.7 million was recorded as cost of goods sold (primarily for accelerated depreciation).

Factors Affecting Cash Flow

Historically, excluding the cash demands for asbestos-related claims in 2000 and prior years, we typically generate positive cash flow during a calendar year from our operating activities. The amount of cash generated in any year, or in the quarters of any year, is dependent on a number of factors, including the amount of operating profit generated and the amount of working capital (such as inventory, receivables and payables) required to operate our businesses. We typically invest in property, plant & equipment (“PP&E”) and computer software throughout a calendar year.

During the first quarter of 2004, our cash and cash equivalents balance decreased by $48.2 million, compared to a $75.3 million decrease during the same period of 2003. The year-to-year improvement was due primarily to less cash used in operating activities, with $36.6 million used in 2004 and $53.8 million used in 2003. Increases in receivables and inventories accounted for the majority of the cash used in operating activities in both years. We benefited from increased net earnings and additional accounts payable and accrued expenses in 2004, compared to 2003. Cash increased by $9.9 million from the year-to-year change in financing activities, primarily due to certain subsidiaries that are not participating in our Chapter 11 Case borrowing $5.1 million in short-term debt in 2004 while they reduced borrowings by $4.9 million in 2003.

Employee Relations

As of March 31, 2004, we had approximately 15,000 full-time and part-time employees worldwide, compared to approximately 16,400 employees as of March 31, 2003. The decrease in employment was primarily caused by our implementing the above mentioned cost reduction initiatives.

As of the date of this filing, approximately 330 employees at one plant are working under an expired contract. The timing of resolution is uncertain, and a work stoppage at this location is possible. A work stoppage could have a significant effect on the results of operations during the period of the event.

RESULTS OF OPERATIONS

Unless otherwise indicated, net sales in these results of operations are reported based upon the location where the sale was made.

FIRST QUARTER 2004 COMPARED TO FIRST QUARTER 2003

CONSOLIDATED RESULTS

	(amounts in millions)		Favorable/(Unfavorable)
	Three Months Ended March 31,		As Reported	Excluding Effects of Foreign Exchange Rates(1)
	2004	2003
Net Sales:
Americas	$618.3	$567.8	8.9%	8.3%
Europe	204.4	189.6	7.8%	(6.8)%
Pacific	22.3	17.5	27.4%	14.4%

Total Consolidated Net Sales	$845.0	$774.9	9.0%	4.4%
Operating Income	$39.8	$11.3	Favorable	Favorable
Operating Income Margin	4.7%	1.5%

(1)	Excludes favorable foreign exchange rate effect in translation of $34.6 million on net sales and $0.7 million on operating income.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Americas increased by over 8%, primarily from increased demand of our products in both the residential and commercial markets. Resilient Flooring, Wood Flooring and Building Products each experienced unit volume growth for the quarter.

Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets declined by approximately 7%, primarily as a result of the weak economic conditions in selected selling markets. Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific area increased by over 14%, primarily as a result of stronger sales in China.

Cost of goods sold in the first quarter of 2004 was 78.3% of net sales, compared to 78.5% in the same period of 2003. The 0.2 percentage point decrease was primarily due to the favorable impacts of the above-mentioned cost reduction initiatives, partially offset by increased raw material and labor costs. Additionally, we recorded $0.7 million of costs in 2004 as a result of announcing our intentions to cease production at the Building Products manufacturing location in Hoogezand, The Netherlands by the end of December 2004, subject to positive advice from the local works council.

SG&A expenses in the first quarter of 2004 were $148.4 million, or 17.6% of net sales compared to $157.3 million, or 20.3% of net sales in the first quarter of 2003. Excluding the translation effect of changes in foreign exchange rates of $9.1 million, SG&A expenses in the first quarter of 2004 declined by $18.0 million from first quarter 2003 SG&A expenses, primarily as a result of the cost reduction initiatives described above.

We recorded a net restructuring charge of $2.0 million in the first quarter of 2004, primarily due to plans to cease production at the Building Products manufacturing location in Hoogezand, The Netherlands by the end of December 2004, subject to positive advice from the local works council. This action is being taken as we have excess production capacity in the European mineral and soft fiber ceiling industry. It is planned that the production will be transferred to another Building Products location in Münster, Germany and will result in a net reduction of approximately 72 positions. We expect to incur approximately $15 million of additional charges related to this plant closure during the remainder of 2004 for accelerated depreciation of equipment, plant closure activities, transition costs for shifting production capabilities to another European facility and severances. This cost reduction initiative is expected to result in $7.6 million in annual savings. In the first quarter of 2003, we recorded a restructuring charge of $3.2 million. The charge related to severance benefits for approximately 52 employees in the Textiles and Sports Flooring and Resilient Flooring segments, as part of the restructuring plan to consolidate certain functions in the European flooring business.

Equity earnings from affiliates, primarily from our WAVE joint venture, was $6.6 million in the first quarter of 2004, as compared to $5.3 million in the same period of 2003.

Operating income of $39.8 million in the first quarter of 2004 compared to operating income of $11.3 million in 2003.

Interest expense was $2.2 million in the first quarter of 2004, compared to $2.8 million in 2003. The decrease in interest expense is due primarily to interest rate differentials for foreign currency hedging activity. In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $21.7 million in the first quarter of 2004 and $24.8 million in the same period of 2003.

Other non-operating expense of $1.9 million in the first quarter of 2004 was $0.6 million higher than the $1.3 million expense recorded in 2003, primarily due to increasing our environmental and other long-term liabilities, which were both related to previous divestitures. Offsetting these increases was a $1 million charge recorded in 2003 for settling a claim from former employees.

Other non-operating income in the first quarter of 2004 was $1.2 million compared to $0.8 million in 2003.

Chapter 11 reorganization costs, net in the first quarter of 2004 were $2.5 million, which was $1.5 million less than the $4.0 million amount recorded in 2003. The decrease is primarily due to less professional fees.

The effective tax rate for the first quarter of 2004 was 48.5% versus 52.5% for 2003. The decreased tax rate was primarily due to lower overall state tax expense, partially offset by higher foreign tax caused by increased valuation allowances provided against net operating loss carryforwards.

Net income of $17.7 million was recorded for the first quarter of 2004, compared to net income of $1.9 million for 2003.

REPORTABLE SEGMENT RESULTS

Resilient Flooring

	(amounts in millions)		Favorable/(Unfavorable)
	Three Months Ended March 31,		As Reported	Excluding Effects of Foreign Exchange Rates(1)
	2004	2003
Net Sales:
Americas	$235.0	$225.5	4.2%	3.5%
Europe	57.2	52.3	9.4%	(5.5)%
Pacific	11.9	8.9	33.7%	16.7%

Total Segment Net Sales	$304.1	$286.7	6.1%	2.1%
Operating Income	$15.5	$17.6	(11.9)%	(13.9)%
Operating Income Margin	5.1%	6.1%

(1)	Excludes favorable foreign exchange rate effect in translation of $11.1 million on net sales and $0.4 million on operating income.

Net sales in the Americas increased approximately 4%. Sales of our vinyl products to the commercial market increased by approximately 10%, primarily due to a July 2003 price increase on certain vinyl sheet products, new product introductions and from sales of higher priced tile products. Sales of our vinyl products to the residential market increased by approximately 3%, primarily due to increased volume. Laminate sales decreased approximately 2%, primarily from new product introductions favorably impacting sales in the first quarter of 2003.

Excluding the translation effect of changes in foreign exchange rates, net sales in Europe decreased by approximately 6%. Significant market weakness in certain key countries, principally Germany, accounted for the decrease. Excluding the translation effect of changes in foreign exchange rates of $1.3 million, net sales in the Pacific area increased by $1.7 million.

Operating income in the first quarter of 2004 declined from the same period 2003, due to lower sales in Western European markets, increased costs to purchase PVC, wage and salary inflation increases and certain European manufacturing inefficiencies.

Wood Flooring

	(amounts in millions)
	Three Months Ended March 31,		Favorable
	2004	2003
Total Segment Net Sales(1)	$197.4	$167.2	18.1%
Operating Income	$10.3	$2.2	Favorable
Operating Income Margin	5.2%	1.3%

(1)	Virtually all Wood Flooring products are sold in the Americas, primarily in the U.S.

Net sales in the first quarter of 2004 increased by $30.2 million. Units sold of pre-finished solid and engineered floors increased by approximately 16% and 6%, respectively, primarily from the strong U.S. new home construction market. Net sales were also positively impacted by the price increases implemented on the solid wood flooring products (see “Overview – Factors Affecting Revenues”).

Operating income increased by $8.1 million, primarily due to the sales volume gains, and lower manufacturing overhead costs resulting from the previously described cost reduction initiatives. In the first quarter of 2004, higher lumber costs offset substantially all of the benefits realized from higher selling prices.

Textiles and Sports Flooring (“TSF”)

	(amounts in millions)		Favorable/(Unfavorable)
	Three Months Ended March 31,		As Reported	Excluding Effects of Foreign Exchange Rates(1)
	2004	2003
Total Segment Net Sales	$62.3	$62.0	0.5%	(14.1)%
Operating (Loss)	$(1.9)	$(6.0)	68.3%	72.9%
Operating (Loss) Margin	(3.0)%	(9.7)%

(1)	Excludes favorable foreign exchange rate effect in translation of $10.5 million on net sales and $1.0 million on operating income.

Excluding the translation effect of changes in foreign exchange rates, net sales decreased by approximately 14%, primarily from volume declines in our carpet products, due to weak economic conditions in our primary markets, and lower prices to meet competitive pressures.

An operating loss in the first quarter of 2004 was less than the loss in the same period of 2003, primarily due to reduced manufacturing overhead and SG&A costs resulting from the previously described cost reduction initiatives. Additionally, TSF recorded a $2.3 million restructuring charge in the first quarter of 2003, compared to a net reversal of $0.1 million for restructuring activities in 2004.

Building Products

	(amounts in millions)		Favorable/(Unfavorable)
	Three Months Ended March 31,		As Reported	Excluding Effects of Foreign Exchange Rates(1)
	2004	2003
Net Sales:
Americas	$135.6	$124.3	9.1%	7.9%
Europe	84.0	74.2	13.2%	(1.2)%
Pacific	10.4	8.6	20.9%	11.8%

Total Segment Net Sales	$230.0	$207.1	11.1%	4.5%
Operating Income	$27.2	$17.8	52.8%	40.9%
Operating Income Margin	11.8%	8.6%

(1)	Excludes favorable foreign exchange rate effect in translation of $12.9 million on net sales and $1.5 million on operating income.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Americas increased by almost 8%. Unit volume to the U.S. Commercial markets increased by approximately 9%, primarily due to market conditions. Net sales also benefited from the July 2003 and January 2004 price increases. Offsetting these gains was lower sales of products for the residential market.

Excluding the translation effect of changes in foreign exchange rates, net sales in Europe declined by approximately 1% from 2003. The volume of mineral fiber product sold to Western European countries declined by approximately 4%, primarily due to lower commercial market activity. Meanwhile, volume sold to the emerging markets of Eastern Europe (primarily Russia) increased by approximately 5%, due to construction growth in these markets. Products sold to the emerging markets tend to have lower margin than products sold in Western Europe. Excluding the translation effect of changes in foreign exchange rates, net sales of metal ceilings increased by approximately 8%, primarily from growth in certain countries.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific area increased by $1.1 million due to strong activity in the China, Southeast Asia and Australian markets.

Excluding the translation effect of changes in foreign exchange rates, operating income increased by $7.9 million, primarily due to the improved sales activity in the Americas, favorable production efficiencies and higher equity earnings from our WAVE joint venture. Partially offsetting these gains were costs associated with the cost reduction initiative in The Netherlands and increased energy costs.

Cabinets

	(amounts in millions)
	Three Months Ended March 31,		Favorable/ (Unfavorable)
	2004	2003
Total Segment Net Sales(1)	$51.2	$51.9	(1.3)%
Operating Income / (Loss)	$0.6	$(3.6)	Favorable
Operating Income / (Loss) Margin	1.2%	(6.9)%

(1)	All Cabinet products are sold in the Americas, primarily in the U.S.

Net sales in the first quarter of 2004 decreased from the same period in 2003, primarily due to lower sales at company-owned distribution centers. Operating results improved by $4.2 million from the first quarter of 2003 to the same period of 2004, primarily due to selling price increases, and lower manufacturing overhead and SG&A costs, partially offset by sales volume declines.

All Other

The All Other segment contributed operating income of $0.5 million and $0.4 million for the first quarters of 2004 and 2003, respectively, reflecting the equity in earnings from the investment in Interface Solutions, Inc.

Unallocated Corporate Expense

Unallocated corporate expense of $12.4 million in the first quarter of 2004 decreased from $17.1 million in 2003. This decrease was primarily due to lower administrative expenses, an increase in our U.S. pension credit of approximately $0.7 million and reduced costs for incentive programs.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

As shown on the Condensed Consolidated Statements of Cash Flows, our cash and cash equivalents balance decreased by $48.2 million in the first quarter of 2004, compared to a $75.3 million decrease in 2003.

Operating activities in the first quarter of 2004 used $36.6 million of net cash, compared to using $53.8 million in the same period of 2003. Net earnings of $17.7 million in 2004 were $15.8 million higher than net earnings in 2003. We had a greater increase in accounts receivable in 2004, compared to 2003, primarily due to the rise in sales and selected changes in terms of sale to meet competition. We had a smaller increase in inventories in 2004, compared to 2003, primarily due to increased sales. Also in operating assets and liabilities, we had an increase in accounts payable and accrued expenses in 2004, compared to a decrease in 2003, primarily due to increased accruals for incentive compensation.

Net cash used for investing activities was $15.8 million in the first quarter of 2004, compared to $16.9 million in 2003. While we invested $5.0 million less in 2004 in purchases of property, plant, equipment and software, we also received $3.9 million less in distributions from our equity affiliates and from sale of assets.

Net cash totaling $4.2 million was provided by our financing activities in the first quarter of 2004, compared to $5.7 million used in the same period of 2003. The year-to-year change of $9.9 million was primarily due to certain subsidiaries that are not participating in our Chapter 11 Case borrowing $5.1 million in short-term debt in 2004, while in 2003 they reduced borrowings by $4.9 million.

Balance Sheet and Liquidity

Changes in significant balance sheet accounts and groups of accounts from December 31, 2003 to March 31, 2004 are as follows:

(amounts in millions)	March 31, 2004	December 31, 2003	Increase/ (Decrease)
Cash and cash equivalents	$436.1	$484.3	$(48.2)
Current assets, excluding cash and cash equivalents	958.0	874.5	83.5

Current assets	$1,394.1	$1,358.8	$35.3

The decrease in cash and cash equivalents was described above (see “Cash Flow”). The increase in current assets, excluding cash and cash equivalents was primarily due to the increase in receivable and inventory balances described above.

(amounts in millions)	March 31, 2004	December 31, 2003	(Decrease)
Property, plant and equipment, less accumulated depreciation and amortization (“PP&E”)	$1,243.0	$1,267.3	$(24.3)

The decrease in PP&E was primarily due to expenditures in the first quarter of 2004 being less than depreciation and amortization.

DIP Facility

AWI has a $75 million debtor-in-possession credit facility that currently is limited to issuances of letters of credit. This facility is scheduled to mature on December 8, 2004. Obligations to reimburse drawings under the letters of credit constitute a super-priority administrative expense claim in the Chapter 11 Case. There were no outstanding borrowings under the DIP Credit Facility as of March 31, 2004 or December 31, 2003 but, as of March 31, 2004 and December 31, 2003, AWI had $25.0 million and $22.8 million, respectively, in letters of credit outstanding that were issued pursuant to the DIP Credit Facility. The DIP Credit Facility also contains several covenants including, among other things, limits on asset sales and capital expenditures and a required ratio of debt to cash flow. We are in compliance with all of the DIP Facility covenants. The covenants have not impaired our operating ability. In connection with implementation of the POR, we expect to replace this facility with a new facility that would provide reorganized Armstrong with greater borrowing capacity and which will have debt covenants yet to be negotiated. In the event the POR has not been implemented by December 8, 2004, we will pursue a third extension of the facility.

Liquidity

Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal needs, if required. For certain international operations, we had lines of credit of $45.7 million at March 31, 2004, of which $19.2 million was used and $26.5 million was available. However, these lines of credit are uncommitted, and poor operating results or credit concerns at the related foreign subsidiaries could result in the lines being withdrawn by the lenders. One credit provider has indicated they wish us to seek alternative financing for a credit line equivalent to approximately $6 million by the fourth quarter of 2004. The credit line is not in violation of any covenants. We believe that we will be able to obtain replacement financing. Additionally, we have letter of credit issuance capabilities under the DIP facility (described above). We believe that cash on hand and generated from operations, together with lines of credit and the DIP facility, will be adequate to address our foreseeable liquidity needs in the normal course of business operations and for scheduled non-filer debt obligations. Cash and liquidity needs will change significantly at the time of emergence, the timing of which remains uncertain. AWI’s POR provides a plan to meet these requirements (see “Note 2 – Proceedings Under Chapter 11”).

ACQUISITIONS AND DISPOSITIONS

There were no significant acquisition or disposition activities in the first quarters of 2004 and 2003.

Item 3.	Quantitative and Qualitative Disclosures and Market Risk

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in AHI’s 2003 Form 10-K filing. There have been no significant changes in our financial instruments or market risk exposures from the amounts and descriptions disclosed therein.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures . The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting . No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 11 of the Condensed Consolidated Financial Statements for a full description of our legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

At a special meeting on January 7, 2004, shareholders of Armstrong Holdings, Inc. voted to approve a Plan of Dissolution for that company. The dissolution will occur following AWI’s Chapter 11 Plan of Reorganization (POR) becoming effective.

See “AHI’s Plan of Dissolution” in Note 2 of the Condensed Consolidated Financial Statements for a description of the dissolution.

The holders of 22,468,250 shares of common stock were represented at the January 7, 2004 meeting, which constituted over 55% of the outstanding shares. These shares were voted as follows on the proposal for dissolution:

FOR -	17,183,055
AGAINST -	4,818,280

The balance of the shares represented (about 466,900) abstained.

Item 5.	Other Information

(a) Principal Accounting Services

Audit Committee Administration of the Engagement

The Audit Committee of Armstrong Holdings, Inc.’s Board of Directors recently appointed KPMG LLP as our independent auditor for 2004, following a review of KPMG’s independence by the Committee. Previously, the Audit Committee adopted a policy and procedures that require pre-approval by them of any services provided by the firm that serves as our independent auditor. Per the policy, management cannot engage the independent auditor for any services without the Audit Committee’s pre-approval. Further, the Audit Committee delegates to the Committee chair the authority to pre-approve services not exceeding 5% of the total audit fees for the year for purposes of handling emergency needs, with a report to the full Committee of such approvals at its next meeting. The policy and procedures comply with Section 10A(i) of the Securities Exchange Act of 1934.

(b) Procedures for Recommendation of Nominees to the Board of Directors

Armstrong Holdings, Inc.’s Board of Directors has established three permanent committees. These are the Nominating and Governance Committee, the Management Development and Compensation Committee, and the Audit Committee. A description of each Committee and its charter are available on our Corporate Governance web pages at www.armstrong.com under “About Armstrong” – “Corporate Governance.” Members of each Committee are required to meet the independence standard prescribed in Armstrong’s Corporate Governance Principles, and the standard prescribed by NASDAQ in order to remain eligible for a committee.

The charter of the Nominating and Governance Committee delegates to the Committee responsibility for identifying and evaluating director candidates, evaluating the performance of the Board, overseeing director independence and related-party relationships, and directing new director orientation and ongoing director education.

Policy Regarding Consideration of Director Candidates

In February, the Nominating and Governance Committee charter as well as Armstrong’s Corporate Governance Principles were amended. These Principles along with the charters of the Board Committees are part of the framework for the governance of the Company, and are available on Armstrong’s Corporate Governance web pages mentioned above.

Also in February, the Nominating and Governance Committee approved a “Process for Evaluation of Director Candidates” which is included as Exhibit 99.1 to this report. Shareholders who wish to suggest an individual for service on the Board of Directors are requested to review that Process and the “Qualifications for Armstrong Directors” and “Position Description for an Armstrong Director” which are available at that same website and are included in this report as Exhibits 99.2 and 99.3.

Submitting Recommendations for Director Candidates

Shareholders are requested to submit any suggestions for Board candidates by mail to: Armstrong Holdings, Inc., Attention: Corporate Secretary, P. O. Box 3001, Lancaster, PA 17604, or by e-mail at the address specified on the Corporate Governance web pages mentioned above.

In your letter or e-mail, please supply this information:

•	The full name, address, education and professional experience of the individual and why you believe this person will be a good director.

•	The consent of the individual to be considered and to serve if elected.

•	The individual’s assessment of their qualifications and independence under SEC, NASDAQ, and Articles II and III of Armstrong’s Corporate Governance Principles.

•	The number of shares of Armstrong stock and the amount of Armstrong bonds held by the individual, and by the person(s) supporting the individual.

You may be contacted for further information to assist the Committee evaluation.

Summary of Director Candidate Evaluation Process

The Company’s process for evaluating Board candidates is noted above. All director candidates, whether suggested by shareholders or otherwise, are evaluated under that same general process. Each evaluation process ultimately follows its own unique path, but the basic elements are the same. It entails consideration of broad composition issues, such as the alignment of Board competence with the Company’s business and strategy. The Board’s objective is to assemble a matrix of individuals (the number is established under Company governance documents) who possess, in the aggregate, the skills and background needed on the Board, having due consideration for the nature of the Company’s operations and the qualities of its management. Independence, meaning the ability to serve the interests of the Company and its shareholders without compromise, is required of every director. In addition, the Company (under the Armstrong Corporate Governance Principles) and NASDAQ have each established more rigorous objective independence criteria that a substantial majority of the Board are required to meet. The Armstrong Corporate Governance Principles also spell out other important qualifications for Board members.

The Nominating and Governance Committee begins an evaluation with a vision of the profile of the desired Board. Then, individual qualities and specific desired background, skills, experience, and competencies are considered. Candidates’ interest is assessed and they supply personal and professional background information, and cooperate to verify their education, professional record and personal history. They are screened against criteria the Committee establishes periodically for open or upcoming positions. Those candidates that are judged best qualified are interviewed by the Nominating Committee, the Chairman and, as the process proceeds, other Board members. Nominating Committee members discuss candidates and make a recommendation to the Board, which makes the final decision.

Although all suggestions are considered, shareholders are encouraged to submit suggested candidates as soon as possible to allow them the fullest consideration. This allows them to be properly researched, broadly evaluated and carefully weighed against other candidates in time for the Nominating Committee to make its recommendations to the Board. See the related instructions on our Corporate Governance web pages for more information.

Item 6.	Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

Exhibits

No. 2(a)	Armstrong World Industries, Inc.’s Fourth Amended Plan of Reorganization submitted to the Bankruptcy Court for the District of Delaware, and as modified by modifications filed with the Bankruptcy Court on October 17, 2003 and November 10, 2003 is incorporated by reference from the 2003 Annual Report on Form 10-K wherein it appeared as Exhibit 2(a).

No 2(b)	Armstrong World Industries, Inc.’s Disclosure Statement submitted to the U.S. District Court for the District of Delaware is incorporated by reference from the Current Report filed on Form 8-K on May 23, 2003.

No. 2(c)	Certain Exhibits to Armstrong World Industries, Inc.’s Fourth Amended Plan of Reorganization submitted to the U.S. District Court for the District of Delaware are incorporated by reference from the Current Report filed on Form 8-K on September 8, 2003.

No. 2(d)	Armstrong World Industries, Inc.’s Revised Projected Financial Information submitted to the U.S. Bankruptcy Court for the District of Delaware, constituting Exhibit C to the Disclosure Statement, is incorporated by reference from the Current Report filed on Form 8-K on November 20, 2003 wherein it appeared as Exhibit 99.1.

No. 2(e)	Armstrong Holdings, Inc. Plan of Dissolution, Winding Up and Distribution is incorporated by reference from Exhibit A to the Proxy Statement of Armstrong Holdings, Inc. filed on October 16, 2003.

No. 3(a)	Armstrong Holdings, Inc.’s Amended and Restated Articles of Incorporation are incorporated by reference from Exhibit 3.1(i) to Armstrong Holdings, Inc.’s Report on Form 8-K dated May 9, 2000.

No. 3(b)	Armstrong Holdings, Inc.’s Bylaws, effective May 1, 2000 are incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 3(b).

No. 3(c)	Armstrong World Industries, Inc.’s restated Articles of Incorporation, as amended, are incorporated by reference from Armstrong World Industries, Inc.’s 1994 Annual Report on Form 10-K wherein they appear as Exhibit 3(b).

No. 3(d)	Armstrong World Industries, Inc.’s Bylaws as amended November 9, 2000 are incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 3(d).

No. 4(a)	Armstrong Holdings, Inc.’s Shareholder Summary of Rights to Purchase Preferred Stock dated as of March, 14, 2000 is incorporated by reference from Armstrong Holdings, Inc.’s registration statement on Form 8-K dated May 9, 2000, wherein it appeared as Exhibit 99.2.

No. 4(b)	Armstrong World Industries, Inc.’s Retirement Savings and Stock Ownership Plan effective as of October 1, 1996, as amended April 12, 2001 is incorporated by reference from Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, wherein it appeared as Exhibit 4.*

No. 4(c)	Armstrong World Industries, Inc.’s $450,000,000 Credit Agreement (5-year) dated as of October 29, 1998, among Armstrong World Industries, Inc., The Chase Manhattan Bank, as administrative agent, and the banks listed therein, is incorporated by reference from Armstrong World Industries, Inc.’s 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(f).

No. 4(d)	Armstrong World Industries, Inc.’s Indenture, dated as of August 6, 1996, between Armstrong World Industries, Inc. and The Chase Manhattan Bank, formerly known as Chemical Bank, as successor to Mellon Bank, N.A., as Trustee, is incorporated by reference from Armstrong World Industries, Inc.’s registration statement on Form S-3/A dated August 14, 1996, wherein it appeared as Exhibit 4.1.

No 4(e)	Instrument of Resignation, Appointment and Acceptance dated as of December 1, 2000 among Armstrong World Industries, Inc., The Chase Manhattan Bank and Wells Fargo Bank Minnesota, National Association, regarding Armstrong World Industries, Inc.’s Indenture, dated as of August 6, 1996, between Armstrong World Industries, Inc. and The Chase Manhattan Bank, formerly known as Chemical Bank, as successor to Mellon Bank, N.A., as Trustee, is incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 4(e).

No. 4(f)	Copy of portions of Armstrong World Industries, Inc.’s Board of Directors’ Pricing Committee’s resolutions establishing the terms and conditions of $200,000,000 of 6.35% Senior Notes Due 2003 and $150,000,000 of 6 1/2% Senior Notes Due 2005, is incorporated by reference from Armstrong World Industries, Inc.’s 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(h).

No. 4(g)	Copy of portions of Armstrong World Industries, Inc.’s Board of Directors’ Pricing Committee’s resolutions establishing the terms and conditions of $180,000,000 of 7.45% Senior Quarterly Interest Bonds Due 2038, is incorporated by reference from Armstrong World Industries, Inc.’s 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(i).

No. 4(h)	Note Purchase Agreement dated June 19, 1989 for 8.43% Series A Guaranteed Serial ESOP Notes due 1989 –2001 and 9.00% Series B Guaranteed Serial ESOP Notes due 2000-2004 for the Armstrong World Industries, Inc. Employee Stock Ownership Plan (“Share in Success Plan”) Trust, with Armstrong World Industries, Inc. as guarantor is incorporated by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s registration statement on Form 10-Q for the quarter ended September 30, 2000, wherein it appeared as Exhibit 4(a).

No. 4(i)	Armstrong World Industries, Inc.’s $300,000,000 Revolving Credit and Guarantee Agreement dated December 6, 2000, between Armstrong World Industries, Inc. and The Chase Manhattan Bank and the banks referenced therein; the First Amendment to this Agreement, dated February 2, 2001; and the Amendment Letter to this Agreement, dated February 28, 2001, are incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 4(i).

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

No. 4(j)	Amendment to Armstrong World Industries, Inc.’s Debtor in Possession Credit Facility dated October 31, 2003 is incorporated by reference from the 2003 Annual Report on Form 10-K wherein it appeared as Exhibit 4(j).

No. 4(k)	Indenture, dated as of March 15, 1988, between Armstrong World Industries, Inc. and Morgan Guaranty Trust Company of New York, as Trustee, as to which The First National Bank of Chicago is successor trustee, (relating to Armstrong World Industries, Inc.’s $125 million 9-3/4% Debentures due 2008 and Series A Medium Term Notes) is incorporated by reference from Armstrong World Industries, Inc.’s 1995 Annual Report on Form 10-K wherein it appeared as Exhibit 4(c). (SEC File No. 1-2116)

No. 4(l)	Senior Indenture dated as of December 23, 1998 between Armstrong World Industries, Inc. and First National Bank of Chicago, as Trustee, is incorporated by reference from Armstrong World Industries, Inc.’s Registration Statement on Form S-3 (File No. 333-74501) dated March 16, 1999, wherein it appeared as Exhibit 4.3.

No. 4(m)	Global Note representing $200 million of 7.45% Senior Notes due 2029 is incorporated by reference from Armstrong World Industries, Inc.’s Report on Form 8-K which was filed with the Commission on May 29, 1999, wherein it appeared as Exhibit 4.2.

No. 4(n)	Agreement and Plan of Merger, dated as of June 30, 1999 by and among AISI Acquisition Corp. and Armstrong World Industries, Inc. and Armstrong Industrial Specialties, Inc. is incorporated by reference from Armstrong World Industries, Inc.’s Report on Form 8-K filed on July 14, 1999, wherein it appeared as Exhibit 1.

No. 10(i)(a)	Armstrong World Industries, Inc.’s Agreement Concerning Asbestos-Related Claims dated June 19, 1985, (the “Wellington Agreement”) among Armstrong World Industries, Inc. and other companies is incorporated by reference from Armstrong World Industries, Inc.’s 1997 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(a). (SEC File No. 1-2116)

No. 10(i)(b)	Producer Agreement concerning Center for Claims Resolution, as amended, among Armstrong World Industries, Inc. and other companies is incorporated by reference from Armstrong World Industries, Inc.’s 1999 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(b).

No. 10(iii)(a)	Armstrong World Industries, Inc.’s Long Term Stock Incentive Plan is incorporated by reference from Armstrong World Industries, Inc.’s 1998 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(j). *

No. 10(iii)(b)	Armstrong World Industries, Inc.’s Directors’ Retirement Income Plan, as amended, is incorporated by reference from Armstrong World Industries, Inc.’s 1996 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(c).* (SEC File No. 1-2116)

No. 10(iii)(c)	Armstrong World Industries, Inc. and Armstrong Holdings, Inc.’s Management Achievement Plan for Key Executives, as amended February 26, 2001, is incorporated by reference from the 2000 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(d). *

No. 10(iii)(d)	Armstrong World Industries, Inc.’s Retirement Benefit Equity Plan (formerly known as the Excess Benefit Plan), as amended January 1, 2000, is incorporated by reference from Armstrong World Industries, Inc.’s 1999 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(e).*

No. 10(iii)(e)	Armstrong Holdings, Inc.’s Deferred Compensation Plan, as amended May 1, 2000, is incorporated by reference from the 2000 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(f).*

No. 10(iii)(f)	Armstrong World Industries, Inc.’s Employment Protection Plan for Salaried Employees of Armstrong World Industries, Inc., as amended, is incorporated by reference from Armstrong World Industries, Inc.’s 1994 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(g). * (SEC File No. 1-2116)

No. 10(iii)(g)	Armstrong World Industries, Inc.’s Restricted Stock Plan For Non-employee Directors, as amended, is incorporated by reference from Armstrong World Industries, Inc.’s 1996 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(h). * (SEC File No. 1-2116)

No. 10(iii)(h)	Armstrong World Industries, Inc.’s Severance Pay Plan for Salaried Employees, as amended January 1, 2003, is incorporated by reference from the 2003 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(h).*

No. 10(iii)(i)	Armstrong World Industries, Inc.’s 1999 Long Term Stock Incentive Plan is incorporated by reference from Armstrong World Industries, Inc.’s 1999 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(j).*

No. 10(iii)(j)	Form of Change in Control Agreement between Armstrong World Industries, Inc. and certain of its officers is incorporated herein by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 10(iii)(k), together with a schedule identifying those executives and the material differences among the agreements to which each executive is a party is incorporated by reference from the 2003 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(j). *

No. 10(iii)(k)	Change in Control Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart, dated August 7, 2000 is incorporated by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, wherein it appeared as Exhibit 10(e). *

No. 10(iii)(l)	Form of Indemnification Agreement between Armstrong Holdings, Inc., Armstrong World Industries, Inc. and Messrs. Arnelle, Campbell, Krol, Marley, Stead and Ms. Owades, is incorporated by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, wherein it appeared as Exhibit 10(iii)(a). *

No. 10(iii)(m)	Form of Indemnification Agreement between Armstrong Holdings, Inc. and certain of its Directors and Officers dated October 20, 2000 is incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 10(iii)(o), together with a schedule identifying those Directors and Officers and the material differences among the agreements to which each executive is a party is incorporated by reference from the 2003 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(m).*

No. 10(iii)(n)	Form of Indemnification Agreement between Armstrong World Industries, Inc. and certain of its Directors and Officers is incorporated herein by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 10(iii)(p), together with a schedule dated October 20, 2000, identifying those Directors and Officers and the material differences among the agreements to which each executive is a party is incorporated by reference from the 2003 Annual Report on From 10-K where it appeared as Exhibit 10 (iii)(n). *

No. 10(iii)(o)	Form of Indemnification Agreement between Armstrong Holdings, Inc. and M. Edward Sellers, dated May 1, 2001 is incorporated herein by reference from the 2001 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(s).*

No. 10(iii)(p)	Form of Indemnification Agreement between Armstrong World Industries, Inc. and Leonard A. Campanaro, David E. Gordon and Barry M. Sullivan, is incorporated by reference from Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, wherein it appeared as Exhibit 10.*

No. 10(iii)(q)	Form of Indemnification Agreement between Armstrong Holdings, Inc. and Armstrong World Industries, Inc. and Ms. Ruth M. Owades and Mr. John J. Roberts is incorporated by reference from the 2003 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(q).*

No. 10(iii)(r)	Armstrong World Industries, Inc.’s Bonus Replacement Retirement Plan, dated as of January 1, 1998, as amended, is incorporated by reference from Armstrong World Industries, Inc.’s 1998 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(m). *

No. 10(iii)(s)	Employment Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart dated August 7, 2000 is incorporated by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(a). *

No. 10(iii)(t)	Amendment to August 7, 2000 Employment Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart is incorporated by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, wherein it appeared as Exhibit 10. *

No. 10(iii)(u)	Order Authorizing and Approving Retention Program for Key Employees and Approving Assumption of Executory Contracts dated April 18, 2001 is incorporated by reference from the 2001 Annual Report of Form 10-K wherein it appeared as Exhibit 10(iii)(u).

No. 10(iii)(v)	Armstrong Holdings, Inc.’s Stock Award Plan is incorporated by reference from Armstrong Holdings, Inc.’s registration statement on Form S-8 filed August 16, 2000, wherein it appeared as Exhibit 4.1. *

No. 10(iii)(w)	Terms of Restricted Stock for Stock Option Exchange Program Offered to Employees and Schedule of Participating Officers is incorporated by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(i). *

No. 10(iii)(x)	Management Services Agreement between Armstrong Holdings, Inc. and Armstrong World Industries, Inc., dated August 7, 2000 is incorporated by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(g). *

No. 10(iii)(y)	Agreement between Armstrong Holdings, Inc. and Armstrong World Industries, Inc. and Triangle Pacific Corp. dated November 14, 2000 is incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 10(iii)(bb). *

No. 10(iii)(z)	Form of Amendment of Restricted Stock Award Agreements between AHI and the following executive officers: M.D. Lockhart, M.J. Angello, S.J. Senkowski and W.C. Rodruan dated July 22, 2002 is incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 wherein it appeared as Exhibit 10.

No. 10(iii)(aa)	Settlement and Release Agreement between Armstrong Holdings, Inc., Armstrong Worldwide, Inc. and Armstrong World Industries, Inc. dated May 9, 2003 is incorporated by reference from the 2003 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(aa).*

No. 14	The Code of Business Conduct and the Code of Ethics for Financial Professionals are available through Armstrong’s internet web site at www.armstrong.com.

No. 15	Awareness Letter from Independent Auditors.

No. 31.1	Certification of Principal Executive Officer of Armstrong Holdings, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.2	Certification of Principal Financial Officer of Armstrong Holdings, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.3	Certification of Principal Executive Officer of Armstrong World Industries, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.4	Certification of Principal Financial Officer of Armstrong World Industries, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 32.1	Certification of Chief Executive Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No. 32.2	Certification of Chief Financial Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No. 99.1	Armstrong Process for Evaluation of Director Candidates.

No. 99.2	Armstrong Director Responsibilities and Qualifications

No. 99.3	Position Description for an Armstrong Director.

*	Compensatory Plan or Management Contract

(b) The following Current Reports were filed on Form 8-K since the fourth quarter of 2003.

1)	On March 5, 2004, a Current Report was filed under Item 12 of Form 8-K related to a press release dated March 4, 2004, regarding financial results for fiscal quarter ended December 31, 2003.

2)	On April 2, 2004, a Current Report was filed under Item 5 of Form 8-K related to a press release of the same date announcing the retirement of two directors of Armstrong Holdings, Inc.

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

William C. Rodruan, Vice President and Controller (Principal Accounting Officer)

Date: April 29, 2004

EXHIBIT INDEX

Exhibit No.

No. 15	Awareness Letter from Independent Auditors.

No. 31.1	Certification of Principal Executive Officer of Armstrong Holdings, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.2	Certification of Principal Financial Officer of Armstrong Holdings, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.3	Certification of Principal Executive Officer of Armstrong World Industries, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.4	Certification of Principal Financial Officer of Armstrong World Industries, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 32.1	Certification of Chief Executive Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No. 32.2	Certification of Chief Financial Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No. 99.1	Armstrong Process for Evaluation of Director Candidates.

No. 99.2	Armstrong Director Responsibilities and Qualifications

No. 99.3	Position Description for an Armstrong Director.