Form 10-Q
period 2004-06-30
ARMSTRONG WORLD INDUSTRIES INC; ARMSTRONG HOLDINGS INC /PA/
filed 2004-07-29
CIK 7431, 1109304

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☒    No ☐

Number of shares of Armstrong Holdings, Inc.’s common stock outstanding as of July 19, 2004 - 40,668,892.

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

It is not possible to predict or identify all factors that could potentially cause actual results to differ materially from expected and historical results. Some such factors are:

Chapter 11

•	Factors relating to Armstrong World Industries, Inc.’s (“AWI”) Chapter 11 Filing, such as: the possible disruption of relationships with creditors, customers, suppliers and employees; the ultimate size of AWI’s asbestos-related and other liabilities; the ability to confirm and implement a plan of reorganization; the availability of financing and refinancing for both AWI and its subsidiaries that are not parties to its Chapter 11 Filing; legislation that might affect AWI’s liabilities; and AWI’s ability to comply with covenants in its debtor-in-possession credit facility (the “DIP Facility”).

•	Factors relating to AWI’s emergence from bankruptcy, such as emergence-related costs and AWI’s debt service costs for debt to be issued pursuant to the plan of reorganization. Debt service costs will affect net income and cash flow.

•	Covenants in the agreements governing our anticipated, emergence-related debt may impose restrictions that limit operating and financial flexibility.

Business Environment

•	Our business is cyclical in nature and is affected by the same economic factors that affect the residential, office, commercial and institutional renovation and construction industries in general, such as the availability of credit, consumer confidence, changes in interest rates, governmental budgets and general economic conditions. Despite our efforts to foresee and plan for the effects of changes in these circumstances, we cannot predict their impact with certainty. For example, economic weakness can lead customers to delay or cancel construction plans or could lead to further industry overcapacity. For more information on these matters, see the discussion of Market Risk in Item 7A of our 2003 Form 10-K.

•	The major markets for our products, particularly in the renovation and construction industries, are highly competitive. Business combinations among our competitors or suppliers could affect our competitive position in any of our business units. Competition from foreign competitors who have lower cost structures than we have is a threat in the flooring business. Similarly, combinations or alliances among our major customers could increase their purchasing power in dealing with us. If we should enter into one or more business combinations, our business, finances and capital structure could be affected.

•	The level of success of our new product introductions, as well as new patents, and those of our competitors will impact our competitive position.

•	The extent to which we successfully achieve integration of and synergies from acquisitions as well as the impact of divestitures, plant closings, including the ability to derive cost savings, and other unusual items that may result from evolving business strategies and organizational restructuring will impact our results of operations.

•	Changes in the stock and bond markets could adversely affect the valuation of assets and projected benefit obligations in the related accounting of, and the funding requirements for, our pension plans.

Sales Environment

•	We have several key customers and the loss of one of these customers could affect our financial performance. Although builders, dealers and other retailers represent other channels of distribution for our products, the loss of a significant portion of sales from a major customer would have a material adverse impact on our results of operations.

•	Business decisions made by our major customers and business conditions that affect our major customers and distribution networks may adversely affect our business.

•	Increased retail trade consolidation, especially in markets such as the United States, could make us more dependent upon key retailers whose relative bargaining strength may increase.

•	We are affected by changes in the policies and marketing strategies of our retail trade customers, such as inventory shifts or fluctuations, limitations on access to shelf space and other conditions. Many of our customers, particularly major home center retailers, have engaged with us in continuous efforts to reduce their inventory levels and improve delivery fulfillment.

•	Profitability can be affected by changes over time in consumer preferences for one type of product versus another. This may create a shift in demand from products with higher margins to those with lower margins or to products we do not sell.

•	We may be unable to increase prices to our customers when our costs increase.

International

•	We face political, social and economic risks related to our international operations which can negatively affect our business, operating results, profitability and financial condition. The risk of war and terrorism may adversely affect the economy and the demand for our products.

•	Various worldwide economic and political factors, such as changes in the competitive structures of the markets, credit risks in emerging markets, variations in residential and commercial construction rates, and economic growth rates in various areas of the world in which we do business could affect the end-use markets for our products.

•	Profitability can be affected by margin erosion to the extent that sales shift to developing markets with lower profitability.

•	Changes in intellectual property legal protections and remedies, trade regulations, tariff classifications or duty rates, and procedures and actions affecting production, pricing and marketing of products, intergovernmental disputes, possible nationalization and unstable governments and legal systems could impact our business.

•	Fluctuations in exchange rates can significantly affect our reported results from one period to the next. Tax inefficiencies and currency exchange controls in repatriating cash flow from non-U.S. subsidiaries could adversely affect us.

Raw Materials and Sourced Products

•	The availability of raw materials, energy, water and sourced products due to changes in conditions that impact our suppliers, including environmental conditions, laws and regulations, litigation involving our suppliers, transportation disruptions, force majeure events and/or business decisions made by our suppliers may have an adverse impact on our results of operations.

•	We purchase a significant amount of certain raw materials, such as lumber, veneers, PVC resin, plasticizers, mineral fibers and natural gas. Prices of these raw materials, as well as transportation costs, can change dramatically and can have a significant adverse impact on our manufacturing costs.

Labor Contracts

•	A significant portion of our employees in production are represented under labor contracts, with a variety of unions both domestic and international, which are generally multi-year in nature and expire at varying dates. Resolution of expiring contracts can never be assured and work stoppages are possible at plants with expired contacts. Should a work stoppage occur, it could have a significant effect to the results of operations, at least during the period of the event.

Legal

•	Claims of undetermined merit and amount have been asserted against us for various legal matters, including asbestos-related litigation and claims. We could face potential product liability or warranty claims relating to products we manufacture or distribute. For more information on these matters, see the discussion of Legal Proceedings in Part II, Item 1 in this report.

•	We are subject to a wide variety of increasingly complex and stringent federal, state and local laws and regulations. Changes in laws and regulations, including accounting standards, taxation requirements, and environmental and safety regulations, that affect our business could lead to significant, unforeseen expenditures.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings

(amounts in millions, except per share amounts)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$903.5	$826.9	$1,748.5	$1,601.8
Cost of goods sold	687.1	646.5	1,347.5	1,254.9

Gross profit	216.4	180.4	401.0	346.9
Selling, general and administrative expenses	162.3	146.0	309.9	303.3
Charge for asbestos liability, net	—	73.0	—	73.0
Goodwill impairment	60.0	—	60.0	—
Restructuring and reorganization charges, net	1.1	0.9	3.1	4.1
Equity (earnings) from affiliates, net	(10.6)	(6.1)	(17.2)	(11.4)

Operating income/(loss)	3.6	(33.4)	45.2	(22.1)
Interest expense (unrecorded contractual interest of $21.7, $25.0, $43.4, $49.8)	2.2	2.6	4.4	5.4
Other non-operating expense	1.6	1.2	3.5	2.5
Other non-operating (income)	(1.1)	(0.9)	(2.3)	(1.7)
Chapter 11 reorganization costs, net	1.8	5.9	4.3	9.9

Earnings/(loss) before income taxes	(0.9)	(42.2)	35.3	(38.2)
Income tax expense/(benefit)	13.6	(7.9)	30.2	(5.8)

Net earnings/(loss)	$(14.5)	$(34.3)	$5.1	$(32.4)

Net earnings/(loss) per share of common stock:
Basic	$(0.36)	$(0.85)	$0.13	$(0.80)
Diluted	$(0.36)	$(0.85)	$0.13	$(0.80)
Average number of common shares outstanding:
Basic	40.5	40.5	40.5	40.5
Diluted	40.7	40.7	40.7	40.7

See accompanying notes to condensed consolidated financial statements beginning on page 10.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	Unaudited June 30, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$494.3	$484.3
Accounts and notes receivable, net	381.2	315.4
Inventories, net	475.9	454.4
Deferred income taxes	19.1	19.2
Other current assets	90.0	85.5

Total current assets	1,460.5	1,358.8
Property, plant and equipment, less accumulated depreciation and amortization of $1,464.3 and $1,434.8, respectively	1,224.3	1,267.3
Insurance receivable for asbestos-related liabilities, noncurrent	87.1	95.1
Prepaid pension costs	466.1	455.1
Investment in affiliates	66.2	48.9
Goodwill, net	181.0	244.1
Other intangibles, net	76.0	79.0
Deferred income taxes, noncurrent	989.2	988.3
Other noncurrent assets	112.3	111.2

Total assets	$4,662.7	$4,647.8

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$17.2	$3.9
Current installments of long-term debt	7.4	8.2
Accounts payable and accrued expenses	378.4	354.2
Income taxes	26.3	45.9
Deferred income taxes	3.3	3.3

Total current liabilities	432.6	415.5
Liabilities subject to compromise	4,862.1	4,858.5
Long-term debt, less current installments	35.5	39.4
Postretirement and postemployment benefit liabilities	261.9	262.3
Pension benefit liabilities	211.6	216.4
Other long-term liabilities	84.6	81.2
Deferred income taxes	95.0	95.0
Minority interest in subsidiaries	9.9	9.7

Total noncurrent liabilities	5,560.6	5,562.5
Shareholders’ equity (deficit):
Common stock, $1 par value per share Authorized 200 million shares; issued 51,878,910 shares	51.9	51.9
Capital in excess of par value	167.9	167.9
Reduction for ESOP loan guarantee	(142.2)	(142.2)
Accumulated deficit	(932.7)	(937.8)
Accumulated other comprehensive income	37.9	43.3
Less common stock in treasury, at cost 2004 and 2003 – 11,210,018 shares	(513.3)	(513.3)

Total shareholders’ (deficit)	(1,330.5)	(1,330.2)

Total liabilities and shareholders’ equity	$4,662.7	$4,647.8

See accompanying notes to condensed consolidated financial statements beginning on page 10.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except per share amounts)

Unaudited

	2004		2003
Common stock, $1 par value:
Balance at beginning of year and June 30	$51.9		$51.9

Capital in excess of par value:
Balance at beginning of year	$167.9		$167.6
Stock issuances and other	—		0.5

Balance at June 30	$167.9		$168.1

Reduction for ESOP loan guarantee:
Balance at beginning of year and June 30	$(142.2)		$(142.2)

Retained earnings (accumulated deficit):
Balance at beginning of year	$(937.8)		$(898.5)
Net earnings/(loss) for period	5.1	$5.1	(32.4)	$(32.4)

Balance at June 30	$(932.7)		$(930.9)

Accumulated other comprehensive income (loss):
Balance at beginning of year	$43.3		$(12.2)
Foreign currency translation adjustments	(6.0)		28.5
Derivative gain, net	0.4		0.4
Minimum pension liability adjustments	0.2		(1.4)

Total other comprehensive income (loss)	(5.4)	(5.4)	27.5	27.5

Balance at June 30	$37.9		$15.3

Comprehensive (loss)		$(0.3)		$(4.9)

Less treasury stock at cost:
Balance at beginning of year and June 30	$(513.3)		$(513.3)

Total shareholders’ (deficit)	$(1,330.5)		$(1,351.1)

See accompanying notes to condensed consolidated financial statements beginning on page 10.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$5.1	$(32.4)
Adjustments to reconcile net earnings to net cash used for operating activities:
Depreciation and amortization	70.1	70.7
Deferred income taxes	(0.2)	(25.4)
Equity (earnings) from affiliates, net	(17.2)	(11.4)
Chapter 11 reorganization costs, net	4.3	9.9
Chapter 11 reorganization costs payments	(10.5)	(12.9)
Restructuring and reorganization charges, net of reversals	3.1	4.1
Restructuring and reorganization payments	(1.6)	(2.1)
Goodwill impairment	60.0	—
Asbestos-related insurance recoveries	4.5	14.0
Charge for asbestos liability, net	—	73.0
Cash effect of hedging activities	7.0	(11.6)
Increase (decrease) in cash from change in:
Receivables	(69.2)	(62.6)
Inventories	(25.0)	(28.4)
Other current assets	3.8	(2.0)
Other noncurrent assets	(14.0)	(7.5)
Accounts payable and accrued expenses	35.6	(23.4)
Income taxes payable	(19.5)	12.8
Other long-term liabilities	6.2	3.0
Other, net	(3.8)	(0.4)

Net cash provided by (used for) operating activities	38.7	(32.6)

Cash flow from investing activities:
Purchases of property, plant and equipment and computer software	(38.6)	(39.6)
Distributions from equity affiliates	—	7.0
Proceeds from the sale of assets	1.2	1.8

Net cash (used for) investing activities	(37.4)	(30.8)

Cash flows from financing activities:
Increase in short-term debt, net	13.5	0.4
Payments of long-term debt	(3.6)	(2.3)
Other, net	(0.3)	—

Net cash provided by (used for) financing activities	9.6	(1.9)

Effect of exchange rate changes on cash and cash equivalents	(0.9)	4.2

Net increase (decrease) in cash and cash equivalents	$10.0	$(61.1)
Cash and cash equivalents at beginning of year	484.3	380.0

Cash and cash equivalents at end of period	$494.3	$318.9

See accompanying notes to condensed consolidated financial statements beginning on page 10.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

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

Operating results for the second quarter and first six months of 2004 and the corresponding periods of 2003 included in this report are unaudited. However, these condensed consolidated financial statements have been reviewed by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) for a limited review of interim financial information. Certain prior year amounts have been reclassified to conform to the current year presentation.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

The following disclosure is provided in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. The following table illustrates the effect on net income and earnings per share if AHI had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-based Compensation,” to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income/(loss), as reported	$(14.5)	$(34.3)	$5.1	$(32.4)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	0.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(0.1)	—	(0.2)

Pro forma net income/(loss)	$(14.5)	$(34.4)	$5.1	$(32.5)

Earnings/(loss) per share:
Basic – as reported	$(0.36)	$(0.85)	$0.13	$(0.80)
Basic – pro forma	$(0.36)	$(0.85)	$0.13	$(0.80)
Diluted – as reported	$(0.36)	$(0.85)	$0.13	$(0.80)
Diluted – pro forma	$(0.36)	$(0.85)	$0.13	$(0.80)

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

AHI and all of AWI’s other direct and indirect subsidiaries, including Armstrong Wood Products Inc. (formerly Triangle Pacific Corp.), WAVE (AWI’s ceiling grid systems joint venture with Worthington Industries, Inc.), Armstrong Canada, and Armstrong DLW AG, were not a part of the Filing and accordingly, except for any asbestos-related liability that also relates, directly or indirectly, to the pre-Filing activities of AWI, the liabilities, including asbestos-related liability if any, of such companies will not be resolved in AWI’s Chapter 11 Case. See below under “The Asbestos Personal Injury Trust” and Note 12 under “Asbestos-Related Litigation”.

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

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

During 2003, the POR was submitted for a vote by AWI’s creditors for its approval. It was approved by each creditor class that was entitled to vote on the POR except the class of unsecured creditors. On November 17 and 18, 2003, the Bankruptcy Court held a hearing on confirmation of the Plan and on December 19, 2003, issued proposed findings of fact and conclusions of law and a proposed order confirming the POR, notwithstanding the rejection of the POR by the class of unsecured creditors. On December 29, 2003, the Unsecured Creditors’ Committee filed an objection to the Bankruptcy Court’s proposed findings of fact and conclusions of law and the proposed order of confirmation of the POR. This objection remains pending with the U.S. District Court. The Bankruptcy Code requires action of the U.S. District Court, in addition to that of the Bankruptcy Court, to approve the POR. Proceedings in the U.S. District Court were stayed in late 2003, due to a controversy relating to the judge. A new judge was assigned to the case, and proceedings are expected to resume after the judge assesses the status of the case. See “Recent Developments and Next Steps in the Chapter 11 Process.”

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

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

However, although AWI’s domestic and foreign subsidiaries and other affiliates will be protected parties, asbestos-related personal injury claims against them will be channeled to the Asbestos P I Trust only to the extent such claims directly or indirectly relate to the pre-Filing manufacturing, installation, distribution or other activities of AWI, or AWI’s ownership of the subsidiaries or affiliates (as distinguished from independent activities of the subsidiaries or affiliates). See Note 12 under “Asbestos-Related Litigation.”

In addition, workers’ compensation claims brought against AWI or its subsidiaries or other affiliates will not be channeled to the Asbestos P I Trust and will remain subject to the workers’ compensation process. Workers’ compensation law provides that the employer is responsible for evaluation, medical treatment and lost wages as a result of a job-related injury. Historically, workers’ compensation claims against AWI or its subsidiaries have not been significant in number or amount, and AWI has continued to honor its obligations with respect to such claims during the Chapter 11 Case. Currently, AWI has four pending workers’ compensation claims and its’ UK subsidiary has four employer liability claims involving alleged asbestos exposure.

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Under the POR, unsecured creditors whose claims (other than claims on debt securities) are less than $10 thousand or who elect to reduce their claims to $10 thousand will be treated as “convenience creditors” and will receive payment of 75% of their allowed claim amount in cash (which payments will reduce the amount of Available Cash).

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

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

Recent Developments and Next Steps in the Chapter 11 Process

In order for the POR to be confirmed, the U.S. District Court must issue findings of fact and conclusions of law in support of confirmation of the POR, enter or affirm an order confirming the POR and issue the “524(g) injunction” which is part of the POR. In certain other companies’ asbestos-related Chapter 11 cases, motions for recusal were filed in 2003 against U.S. District Court Judge Alfred M. Wolin, who was jointly administering with the Bankruptcy Court the asbestos-related issues in the Chapter 11 cases of five companies, including AWI. As a result of these motions, Judge Wolin stayed proceedings in all five cases before him, including AWI’s Chapter 11 Case. Judge Wolin retired from the bench effective June 30, 2004. Judge Eduardo C. Robreno was assigned to the AWI case. Judge Robreno directed that a status report be filed with him by July 28, 2004. AWI is uncertain when confirmation of the POR will be considered by the U.S. District Court.

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

Approximately 1,100 proofs of claim totaling approximately $1.5 billion are pending with the Bankruptcy Court that are associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI’s participation in the Center for Claims Resolution. As stated above, the bar date of August 31, 2001 did not

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

apply to asbestos-related personal injury claims other than claims for contribution, indemnification, or subrogation. The POR contemplates that all AWI asbestos-related personal injury claims, including claims for contribution, indemnification, or subrogation, will be addressed in the future pursuant to the procedures relating to the Asbestos P I Trust developed in connection with the POR. See further discussion regarding AWI’s liability for asbestos-related matters in Note 12.

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

Financing

AWI has a $75 million debtor-in-possession credit facility that currently is limited to issuances of letters of credit. This facility is scheduled to mature on December 8, 2004. As of June 30, 2004, AWI had approximately $37.3 million in letters of credit, which were issued pursuant to the DIP Facility. As of June 30, 2004, AWI had $313.1 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. AWI believes that cash on hand and generated from operations and dividends from its subsidiaries, together with subsidiary lines of credit and the DIP Facility, will be adequate to address its foreseeable liquidity needs. Obligations under the DIP Facility, including reimbursement of draws under the letters of credit, if any, constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact

AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate pre-Filing liabilities that are subject to compromise and report them separately on the balance sheet. See Note 5 for detail of the liabilities subject to compromise at June 30, 2004 and December 31, 2003. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s pre-Filing debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of AWI subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI’s estimated liability for asbestos-related personal injury claims is also recorded in liabilities subject to compromise. See Note 12 for further discussion of AWI’s asbestos liability.

Additional pre-Filing claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities through June 30 of 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Professional fees	$2.7	$6.9	$6.0	$12.0
Interest income, post-Filing	(0.9)	(0.8)	(1.7)	(1.7)
Reductions to pre-Filing liabilities	—	(0.2)	—	(0.5)
Other expense directly related to bankruptcy, net	—	—	—	0.1

Total Chapter 11 reorganization costs, net	$1.8	$5.9	$4.3	$9.9

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

If and when the POR is confirmed and made effective, reorganized AWI’s condensed consolidated financial statements will change materially in amounts and classifications through the implementation of the fresh start accounting rules of SOP 90-7.

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 3. SEGMENT RESULTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales to external customers
Resilient Flooring	$321.9	$308.3	$626.0	$595.0
Wood Flooring	214.1	181.6	411.5	348.8
Textiles and Sports Flooring	65.1	67.1	127.4	129.1
Building Products	247.3	216.7	477.3	423.8
Cabinets	55.1	53.2	106.3	105.1

Total sales to external customers	$903.5	$826.9	$1,748.5	$1,601.8

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Segment operating income/(loss)
Resilient Flooring	$(39.5)	$19.1	$(23.4)	$36.7
Wood Flooring	21.1	5.7	31.4	7.9
Textiles and Sports Flooring	(1.7)	(3.1)	(3.6)	(9.1)
Building Products	38.4	27.8	66.3	45.6
Cabinets	1.5	(2.4)	2.1	(6.0)
All Other	0.8	0.5	1.3	0.9

Total segment operating income	20.6	47.6	74.1	76.0
Unallocated Corporate (expense)	(17.0)	(81.0)	(28.9)	(98.1)

Total consolidated operating income/(loss)	$3.6	$(33.4)	$45.2	$(22.1)

	June 30, 2004	December 31, 2003

Segment assets
Resilient Flooring	$863.3	$915.3
Wood Flooring	614.2	576.6
Textiles and Sports Flooring	212.3	207.1
Building Products	568.4	551.5
Cabinets	100.7	102.3
All Other	20.3	18.8

Total segment assets	2,379.2	2,371.6
Assets not assigned to segments	2,283.5	2,276.2

Total consolidated assets	$4,662.7	$4,647.8

NOTE 4. INCOME TAX EXPENSE/(BENEFIT)

Tax expense of $13.6 million recorded in the second quarter represents the estimated effective tax rate for 2004 applied against quarterly pre-tax income of $59.1 million, which is the amount of income exclusive of the impact of the nontaxable $60 million goodwill impairment. The resulting second quarter tax rate of 23% is lower than the statutory US Federal and state rate primarily because of special tax benefits recorded to reflect the overall favorable settlement of tax audits during the quarter.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 5. LIABILITIES SUBJECT TO COMPROMISE

As a result of AWI’s Chapter 11 filing (see Note 2), pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of AHI subsidiaries not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI’s asbestos liability is also recorded in liabilities subject to compromise. See Note 2 for further discussion on how the Chapter 11 process may address AWI’s liabilities subject to compromise and Note 12 for further discussion of AWI’s asbestos liability.

Liabilities subject to compromise at June 30, 2004 and December 31, 2003 are as follows:

	June 30, 2004	December 31, 2003
Debt (at face value)(1)	$1,388.6	$1,388.6
Asbestos-related liability	3,190.6	3,190.6
Prepetition trade payables	58.9	58.9
Prepetition other payables and accrued interest	66.3	62.7
ESOP loan guarantee	157.7	157.7

Total liabilities subject to compromise	$4,862.1	$4,858.5

(1)	In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $21.7 million and $43.4 million in the second quarter and first six months of 2004, respectively, and $25.0 million and $49.8 million in the second quarter and the first six months of 2003, respectively.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

NOTE 6. INVENTORIES

	June 30, 2004	December 31, 2003
Finished goods	$338.2	$330.7
Goods in process	46.2	40.6
Raw materials and supplies	177.8	165.3
Less LIFO and other reserves	(86.3)	(82.2)

Total inventories, net	$475.9	$454.4

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

As of January 1, 2004, we had goodwill of approximately $244 million. Approximately $107 million of this consolidated goodwill amount was attributable to our European resilient flooring reporting unit, which comprises wholly-owned and majority-owned subsidiaries and is reported within the Resilient Flooring reporting segment. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill be tested for impairment at least annually. Based on an assessment of financial projections incorporated in our annual strategic plan process which was prepared in the second quarter of 2004, we recently concluded that an indication of impairment exists for the European resilient flooring goodwill. Continuing price declines and volume shortfalls related to our European resilient flooring products are causing significant operating losses, and we have revised our projections accordingly. We calculated a preliminary estimate of the European resilient flooring reporting unit’s fair value using discounted cash flows. Based on this preliminary fair value calculation, we recorded a non-cash goodwill impairment loss of $60 million in the second quarter of 2004. During the second half of 2004, we will complete the valuation process for the significant assets and liabilities of the European resilient flooring business. Any adjustment to the estimated impairment loss based on the completion of these valuations could be material to our results of operations and will be recorded during the second half of 2004.

The following table represents the changes in goodwill for the first six months of 2004.

	January 1, 2004	Adjustments, net(1)	Impairments	June 30, 2004
Goodwill by segment
Resilient Flooring	$107.1	$(2.8)	$(60.0)	$44.3
Wood Flooring	110.4			110.4
Building Products	14.0	(0.3)		13.7
Cabinets	12.6			12.6

Total consolidated goodwill	$244.1	$(3.1)	$(60.0)	$181.0

(1)	Primarily consists of the effects of foreign exchange.

The following table details amounts related to AHI’s intangible assets as of June 30, 2004 and December 31, 2003.

	June 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Computer software	$107.5	$64.1	$104.1	$57.7
Land use rights and other	4.4	1.0	4.4	0.9

Total	$111.9	$65.1	$108.5	$58.6

Unamortized intangible assets
Trademarks and brand names	$29.2		$29.1

Other intangible assets, gross	$141.1		$137.6

Aggregate Amortization Expense
For the six months ended June 30, 2004		$7.8
For the six months ended June 30, 2003		$7.9

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 8. RESTRUCTURING AND OTHER ACTIONS

Net restructuring charges of $1.1 million recorded in the second quarter of 2004 included charges of $1.6 million and reversals of $0.5 million. The charges of $1.6 million related to estimated severance and related costs for approximately 130 employees in the Building Products manufacturing location in Hoogezand, The Netherlands. The closure of this facility is estimated to be complete by the first quarter of 2005, subject to positive advice from the local works council. The production will be transferred to another Building Products location in Münster, Germany and will result in a net reduction of approximately 72 positions. The $0.5 million of reversals comprises certain severance accruals that were no longer necessary in the remaining accruals from the 2003 charges in the Textiles and Sports Flooring ($0.2 million) and Resilient Flooring ($0.3 million) segments.

Net restructuring charges of $2.0 million recorded in the first quarter of 2004 included charges of $2.4 million and reversals of $0.4 million. Substantially all of the $2.4 million charges related to estimated severance benefits and related costs for the Building Products manufacturing location in Hoogezand, The Netherlands described above. The $0.4 million of reversals comprised certain severance accruals that were no longer necessary in the remaining accruals from the 2003 and 2002 charges in the Textiles and Sports Flooring ($0.2 million) and Resilient Flooring ($0.2 million) segments.

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

The following table summarizes activity in the reorganization and restructuring accruals for the first six months of 2004 and 2003.

	Beginning Balance	Cash Payments	Charges	Reversals	Other	Ending Balance
2004	$10.0	$(1.6)	$4.0	$(0.9)	$0.1	$11.6
2003	9.1	(2.1)	4.5	(0.4)	0.4	11.5

The amount in “other” for 2004 and 2003 is primarily related to foreign currency translation.

Substantially all of the remaining balance of the restructuring accrual as of June 30, 2004 relates to a noncancelable operating lease, which extends through 2017, and severance for terminated employees with extended payouts, the majority of which will be paid by 2005.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 9. PENSIONS

Following are the components of net periodic benefit costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$5.8	$5.5	$11.6	$10.9
Interest cost on projected benefit obligation	22.9	23.0	45.7	45.9
Expected return on plan assets	(37.0)	(36.1)	(73.9)	(72.2)
Amortization of prior service cost	4.4	4.4	8.7	8.9
Recognized net actuarial loss	0.4	0.3	0.8	0.7

Net periodic pension (credit)	$(3.5)	$(2.9)	$(7.1)	$(5.8)

Retiree Health and Life Insurance Benefits
Service cost of benefits earned	$0.6	$0.9	$1.3	$1.7
Interest cost on projected benefit obligation	5.5	6.5	11.0	13.1
Amortization of prior service benefit	(1.4)	(1.3)	(2.8)	(2.6)
Recognized net actuarial loss	2.5	3.1	4.9	6.2

Net periodic postretirement benefit cost	$7.2	$9.2	$14.4	$18.4

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Non-U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$2.2	$2.2	$4.7	$4.1
Interest cost on projected benefit obligation	5.2	5.1	10.5	9.5
Expected return on plan assets	(3.6)	(3.4)	(7.3)	(6.3)
Amortization of transition obligation	—	—	—	0.1
Amortization of prior service cost	—	0.2	0.1	0.3
Recognized net actuarial loss	0.1	0.1	0.2	0.2

Net periodic pension cost	$3.9	$4.2	$8.2	$7.9

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

Pursuant to guidance issued in the second quarter of 2004 by the FASB, we elected to begin recording the effect of the Act in the second quarter. The Act affects both operating income and balance sheet liabilities over time. Since the Act is effective retroactive to January 1, 2004 and the total year benefit is expected to be $7 million, operating income for the six months ended June 30, 2004 benefited by $3.5 million. The $3.5 million benefit was evenly apportioned between the first and second quarters and was recorded in cost of goods sold ($1.9 million) and selling, general and administrative expenses (“SG&A”)($1.6 million). The remaining amount of the $7 million annual benefit will be recorded in the third and fourth quarters. The reduction in the accumulated postretirement benefit obligation related to the Medicare benefit is expected to be $52.4 million.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 10. PRODUCT WARRANTIES

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. Generally, the terms of these warranties range up to 25 years and provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historical amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table illustrates the activity for product warranties for the first six months of 2004 and 2003:

	2004	2003
Balance at January 1	$25.5	$22.3
Reductions for payments	(18.9)	(20.9)
Current year warranty accruals	18.7	21.7
Preexisting warranty accrual changes	(0.6)	(0.1)
Effects of foreign exchange translation	(0.2)	0.7

Balance at June 30	$24.5	$23.7

NOTE 11. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2004	2003
Interest paid	$1.3	$1.7
Income taxes paid, net	$49.4	$10.6

The increase in income taxes paid related primarily to estimated federal tax payments made in the second quarter of 2004.

NOTE 12. LITIGATION AND RELATED MATTERS

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

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

However, although AWI’s domestic and foreign subsidiaries and other affiliates will be protected parties, asbestos-related personal injury claims against them will be channeled to the Asbestos P I Trust only to the extent such claims directly or indirectly relate to the manufacturing, installation, distribution or other activities of AWI or are based solely on AWI’s ownership of the subsidiaries or other affiliates (as distinguished from independent activities of the subsidiaries or affiliates). Currently, three asbestos-related personal injury litigations against subsidiaries of AWI allegedly arising out of such independent activities are pending.

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

In addition, workers’ compensation claims brought against AWI or its subsidiaries or other affiliates will not be channeled to the Asbestos P I Trust and will remain subject to the workers’ compensation process. Historically, workers’ compensation claims against AWI and its subsidiaries have not been significant in number or amount and AWI has continued to honor its obligations with respect to such claims during the Chapter 11 Case. Workers’ compensation law provides that the employer is responsible for evaluation, medical treatment and lost wages as a result of a job-related injury. Currently, AWI has only four pending workers’ compensation claims and its’ UK subsidiary has four employer liability claims involving alleged asbestos exposure.

There also is uncertainty as to proceedings, if any, brought in certain foreign jurisdictions with respect to the effect of the 524(g) injunction in precluding the assertion in such jurisdictions of asbestos-related personal injury claims, proceedings related thereto or the enforcement of judgments rendered in such proceedings.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

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

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the first quarter of 2001, a new trial judge was selected for the ADR. The new trial judge conducted hearings in 2001 and determined not to rehear matters decided by the previous judge. In the first quarter of 2002, the trial judge concluded the ADR trial proceeding with findings in favor of AWI on substantially all key issues. Liberty Mutual, the only insurer that is still a party to the ADR, appealed that final judgment. Appellate argument was held on March 11, 2003. On July 30, 2003, the appellate arbitrators ruled that AWI’s claims against certain Liberty Mutual policies were barred by the statute of limitations. The ruling did not address the merits of any of the other issues Liberty Mutual raised in its appeal. Based on that unfavorable ruling, AWI concluded that insurance assets of $73 million were no longer probable of recovery. AWI was also ordered to reimburse Liberty Mutual for certain costs and administration fees that Liberty Mutual incurred during the ADR. The amount of these costs and fees is in dispute and AWI is currently unable to estimate the amount. Based upon an AWI request, the appellate panel held a rehearing on November 21, 2003. In January 2004, the appellate panel upheld its initial ruling. On February 4, 2004, AWI filed a motion in the U.S. District Court for the Eastern District of Pennsylvania to vacate the rulings of the appellate panel.

In July 2002, AWI filed a lawsuit against Liberty Mutual in the U.S. District Court for the Eastern District of Pennsylvania seeking, among other things, a declaratory judgment with respect to certain policy issues not subject to binding ADR. The U.S. District Court has not yet set a schedule to hear this matter.

On June 13, 2003, the New Hampshire Insurance Department placed The Home Insurance Company (“Home”) under an order of liquidation. Less than $10 million of AWI’s recorded insurance asset is based on policies with Home, which management believes is probable of recovery. AWI filed a proof of claim against Home during June 2004. It is uncertain when AWI will receive proceeds from Home under these insurance policies.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Insurance Asset

An insurance asset in respect of asbestos claims in the amount of $98.6 million was recorded as of June 30, 2004 compared to $103.1 million recorded as of December 31, 2003. The total amount recorded reflects AWI’s belief that insurance proceeds will be recovered in this amount, based upon AWI’s success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance, in our opinion, is either available through settlement or probable of recovery through negotiation or litigation. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $79 million of the $98.6 million asset is determined from agreed coverage in place. Of the $98.6 million, $11.5 million has been recorded as a current asset as of June 30, 2004 reflecting management’s estimate of the minimum insurance payments to be received in the next 12 months.

Many uncertainties remain in the insurance recovery process, therefore, AWI did not increase the estimated insurance recovery asset in the second quarter of 2004. During the second quarter of 2003, $9 million of an insurance asset was recorded for asbestos property damage claims based on agreements reached during the first half of 2003.

Cash Flow Impact

As a result of the Chapter 11 Filing, AWI has not made any payments for asbestos-related personal injury claims since the fourth quarter of 2000. AWI received asbestos-related insurance recoveries of $4.5 million and $14.0 million, respectively, during the first six months of 2004 and 2003. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements. Management estimates that the timing of future cash recoveries of the recorded asset may extend beyond 10 years.

Potential Legislation

On April 6, 2004, S.2290 (Fairness in Asbestos Injury Resolution Act of 2004) was introduced in the Senate. On April 22, 2004, proponents of the bill failed to obtain sufficient votes to pass a cloture motion to bring the bill to the Senate floor, which effectively stopped the bill from being considered. Since April 22, the Senate leadership has been involved in negotiations to explore whether a compromise on the merits of the bill can be reached; to date there has been no resolution. There is uncertainty as to whether the current or any other proposal will become law, and what impact there might be on AWI’s asbestos liability and/or AWI’s Chapter 11 Case. Prior efforts to enact asbestos legislation have not been successful.

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

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

Effects of Chapter 11

Certain of AWI’s environmental liabilities are subject to discharge through its Chapter 11 Case while others are not. AWI’s payments and remediation work on such sites for which AWI is a PRP is under review in light of the Chapter 11 Filing. The bar date for claims from the United States Environmental Protection Agency (“EPA”) expired during the third quarter of 2003. AWI received an unliquidated proof of claim from the EPA. Those environmental obligations that AWI has with respect to property that it owns or operates are likely to be unaffected by the Chapter 11 Case. Therefore, AWI will be required to continue meeting its on-going environmental compliance obligations at the properties that AWI owns or operates. AWI will also be required to address the effects of any contamination at those sites, even if the contamination predated Chapter 11 Filing. In addition, AWI may be obligated to remedy the off-site impact of activities that occurred on the properties it owns and operates.

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

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

AWI’s strategy has been to try to resolve as many of its environmental liabilities through its Chapter 11 Case as possible. AWI has been negotiating with the Department of Justice and the EPA to reach an environmental settlement on approximately 30 sites. AWI has asked the federal government to agree, as it did in other settlements with debtors in their bankruptcies, to covenant not to sue us for either monetary or injunctive relief, in exchange for an allowed claim amount in the bankruptcy with respect to known claims concerning sites that AWI does not own or operate. Under the proposed settlement, AWI would have contribution protection under CERCLA with respect to private party claims. In addition, AWI would have the benefit of the discharge as to monetary claims. At this point, the parties are still in the process of negotiating a settlement.

If no settlement is reached, AWI anticipates that it will ask the Bankruptcy Court to determine the amount of the EPA proof of claim and grant a discharge. At that time, the government may seek to have the amount of its claim determined as the total cost of cleanup under a theory of joint and several liability, not just AWI’s share. As discussed above, although the government’s right to monetary relief is subject to discharge, there is uncertainty in the law as to whether the government’s right to injunctive relief would also be subject to discharge.

Specific Events

In 2001, the EPA notified AWI that it may be a PRP at the Peterson Puritan site. However, AWI did not learn that the EPA may consider it a substantial contributor of waste to the site until July 2003. At that time, the EPA notified AWI of the EPA’s estimate of the site’s future cleanup costs, with its assessment of AWI’s share of the costs being a range of $17.8 million to $26.2 million. Subsequently, AWI presented information to the EPA indicating that AWI’s share should be much lower. Presently, the parties are continuing to negotiate. The EPA has not initiated any formal proceedings against AWI with respect to this site, other than sending information requests to AWI and filing a proof of claim in AWI’s Chapter 11 Case. AWI continues to review this matter but disputes the assessment. As discussed above (Effects of Chapter 11), management is currently in discussions with the Department of Justice and the EPA to reach an environmental settlement, which may resolve the proof of claim against AWI, including this site.

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Summary of Financial Position

Liabilities of $25.3 million and $21.2 million at June 30, 2004 and December 31, 2003, respectively, were for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. The majority of this increase relates to developments in the Peterson Puritan site described in “Specific Events” above. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $16.3 million of the June 30, 2004 and $12.8 million of the December 31, 2003 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the condensed consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $2.4 million and $2.5 million at June 30, 2004 and December 31, 2003, respectively.

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

DEPARTMENT OF LABOR SETTLEMENT

Subsequent to an audit by the United States Department of Labor (“DOL”), we were informed that the DOL was challenging the validity of the use of certain contributions, in the approximate aggregate amount of $33.4 million, to fund debt payments made by the Armstrong Employee Stock Ownership Plan (“ESOP”), as provided for by that plan. We reached a settlement with the DOL to resolve this matter with a funding to the ESOP of $1.5 million, which was distributed to plan participants in accordance with terms of the agreement in February 2004. Insurance and third parties funded $0.9 million of the settlement. Both the accrual of $1.5 million expense and $0.9 million insurance receivable were recorded in the third quarter of 2003 in SG&A.

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

Independent Registered Public Accounting Firm Review Report

The Board of Directors and Shareholders

Armstrong Holdings, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Armstrong Holdings, Inc., and subsidiaries (“the Company”) as of June 30, 2004, and the related condensed consolidated statements of earnings for the three- and six- month periods ended June 30, 2004 and 2003, and the related condensed consolidated statements of cash flows and shareholders’ equity for the six-month periods ended June 30, 2004 and 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Armstrong Holdings, Inc., and subsidiaries as of December 31, 2003, and the related consolidated statements of earnings, cash flows and shareholders’ equity for the year then ended (not presented herein); and in our report dated February 25, 2004, we expressed an unqualified opinion on those consolidated financial statements. Our report dated February 25, 2004 contains an explanatory paragraph that states that three of the Company’s domestic subsidiaries, including Armstrong World Industries, Inc., the Company’s major operating subsidiary, filed separate voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court on December 6, 2000, and that the filing under Chapter 11 and the increased uncertainty regarding the Company’s potential asbestos liability raise substantial doubt about the Company’s ability to continue as a going concern. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Philadelphia, Pennsylvania

July 28, 2004

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings

(amounts in millions)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$903.5	$826.9	$1,748.5	$1,601.8
Cost of goods sold	687.1	646.5	1,347.5	1,254.9

Gross profit	216.4	180.4	401.0	346.9
Selling, general and administrative expenses	162.3	146.0	309.9	303.3
Charge for asbestos liability, net	—	73.0	—	73.0
Goodwill impairment	60.0	—	60.0	—
Restructuring and reorganization charges, net	1.1	0.9	3.1	4.1
Equity (earnings) from affiliates, net	(10.6)	(6.1)	(17.2)	(11.4)

Operating income/(loss)	3.6	(33.4)	45.2	(22.1)
Interest expense (unrecorded contractual interest of $21.7, $25.0, $43.4, $49.8)	2.2	2.6	4.4	5.4
Other non-operating expense	1.6	1.2	3.5	2.5
Other non-operating (income)	(1.1)	(0.9)	(2.3)	(1.7)
Chapter 11 reorganization costs, net	1.8	5.9	4.3	9.9

Earnings/(loss) before income taxes	(0.9)	(42.2)	35.3	(38.2)
Income tax expense/(benefit)	13.6	(7.9)	30.2	(5.8)

Net earnings/(loss)	$(14.5)	$(34.3)	$5.1	$(32.4)

See accompanying notes to condensed consolidated financial statements beginning on page 37.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	Unaudited June 30, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$494.3	$484.3
Accounts and notes receivable, net	381.2	315.4
Inventories, net	475.9	454.4
Deferred income taxes	19.1	19.2
Other current assets	90.0	85.5

Total current assets	1,460.5	1,358.8
Property, plant and equipment, less accumulated depreciation and amortization of $1,464.3 and $1,434.8, respectively	1,224.3	1,267.3
Insurance receivable for asbestos-related liabilities, noncurrent	87.1	95.1
Prepaid pension costs	466.1	455.1
Investment in affiliates	66.2	48.9
Goodwill, net	181.0	244.1
Other intangibles, net	76.0	79.0
Deferred income taxes, noncurrent	989.2	988.3
Other noncurrent assets	112.3	111.2

Total assets	$4,662.7	$4,647.8

Liabilities and Shareholder’s Equity
Current liabilities:
Short-term debt	$17.2	$3.9
Current installments of long-term debt	7.4	8.2
Accounts payable and accrued expenses	378.4	354.2
Short term amounts due to affiliates	9.8	10.0
Income taxes	26.3	45.9
Deferred income taxes	3.3	3.3

Total current liabilities	442.4	425.5
Liabilities subject to compromise	4,866.8	4,863.2
Long-term debt, less current installments	35.5	39.4
Postretirement and postemployment benefit liabilities	261.9	262.3
Pension benefit liabilities	211.6	216.4
Other long-term liabilities	84.6	81.2
Deferred income taxes	95.1	95.1
Minority interest in subsidiaries	9.9	9.7

Total noncurrent liabilities	5,565.4	5,567.3
Shareholder’s equity (deficit):
Common stock, $1 par value per share Authorized 200 million shares; issued 51,878,910 shares	51.9	51.9
Capital in excess of par value	172.9	172.7
Reduction for ESOP loan guarantee	(142.2)	(142.2)
Accumulated deficit	(937.1)	(942.2)
Accumulated other comprehensive income	37.9	43.3
Less common stock in treasury, at cost 2004 and 2003 – 11,393,170 shares	(528.5)	(528.5)

Total shareholder’s (deficit)	(1,345.1)	(1,345.0)

Total liabilities and shareholder’s equity	$4,662.7	$4,647.8

See accompanying notes to condensed consolidated financial statements beginning on page 37.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholder’s Equity

(amounts in millions, except per share amounts)

Unaudited

	2004		2003
Common stock, $1 par value:
Balance at beginning of year and June 30	$51.9		$51.9

Capital in excess of par value:
Balance at beginning of year	$172.7		$172.9
Stock issuances and other	0.2		—

Balance at June 30	$172.9		$172.9

Reduction for ESOP loan guarantee:
Balance at beginning of year and June 30	$(142.2)		$(142.2)

Retained earnings (accumulated deficit):
Balance at beginning of year	$(942.2)		$(902.9)
Net earnings/(loss) for period	5.1	$5.1	(32.4)	$(32.4)

Balance at June 30	$(937.1)		$(935.3)

Accumulated other comprehensive income (loss):
Balance at beginning of year	$43.3		$(12.2)
Foreign currency translation adjustments	(6.0)		28.5
Derivative gain, net	0.4		0.4
Minimum pension liability adjustments	0.2		(1.4)

Total other comprehensive income (loss)	(5.4)	(5.4)	27.5	27.5

Balance at June 30	$37.9		$15.3

Comprehensive (loss)		$(0.3)		$(4.9)

Less treasury stock at cost:
Balance at beginning of year and June 30	$(528.5)		$(528.5)

Total shareholder’s (deficit)	$(1,345.1)		$(1,365.9)

See accompanying notes to condensed consolidated financial statements beginning on page 37.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$5.1	$(32.4)
Adjustments to reconcile net earnings to net cash used for operating activities:
Depreciation and amortization	70.1	70.7
Deferred income taxes	(0.2)	(25.4)
Equity (earnings) from affiliates, net	(17.2)	(11.4)
Chapter 11 reorganization costs, net	4.3	9.9
Chapter 11 reorganization costs payments	(10.5)	(12.9)
Restructuring and reorganization charges, net of reversals	3.1	4.1
Restructuring and reorganization payments	(1.6)	(2.1)
Goodwill impairment	60.0	—
Asbestos-related insurance recoveries	4.5	14.0
Charge for asbestos liability, net	—	73.0
Cash effect of hedging activities	7.0	(11.6)
Increase (decrease) in cash from change in:
Receivables	(69.2)	(62.6)
Inventories	(25.0)	(28.4)
Other current assets	3.8	(2.0)
Other noncurrent assets	(14.0)	(7.5)
Accounts payable and accrued expenses	35.6	(23.4)
Income taxes payable	(19.5)	12.7
Other long-term liabilities	6.2	3.0
Other, net	(3.8)	(0.3)

Net cash provided by (used for) operating activities	38.7	(32.6)

Cash flow from investing activities:
Purchases of property, plant and equipment and computer software	(38.6)	(39.6)
Distributions from equity affiliates	—	7.0
Proceeds from the sale of assets	1.2	1.8

Net cash (used for) investing activities	(37.4)	(30.8)

Cash flows from financing activities:
Increase in short-term debt, net	13.5	0.4
Payments of long-term debt	(3.6)	(2.3)
Other, net	(0.3)	—

Net cash provided by (used for) financing activities	9.6	(1.9)

Effect of exchange rate changes on cash and cash equivalents	(0.9)	4.2

Net increase (decrease) in cash and cash equivalents	$10.0	$(61.1)
Cash and cash equivalents at beginning of year	484.3	380.0

Cash and cash equivalents at end of period	$494.3	$318.9

See accompanying notes to condensed consolidated financial statements beginning on page 37.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

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

Operating results for the second quarter and first six months of 2004 and the corresponding periods of 2003 included in this report are unaudited. Certain prior year amounts have been reclassified to conform to the current year presentation.

The following disclosure is provided in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. The following table illustrates the effect on net income if AHI had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-based Compensation,” to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income/(loss), as reported	$(14.5)	$(34.3)	$5.1	$(32.4)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	0.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(0.1)	—	(0.2)

Pro forma net income/(loss)	$(14.5)	$(34.4)	$5.1	$(32.5)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

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

AHI and all of AWI’s other direct and indirect subsidiaries, including Armstrong Wood Products Inc. (formerly Triangle Pacific Corp.), WAVE (AWI’s ceiling grid systems joint venture with Worthington Industries, Inc.), Armstrong Canada, and Armstrong DLW AG, were not a part of the Filing and accordingly, except for any asbestos-related liability that also relates, directly or indirectly, to the pre-Filing activities of AWI, the liabilities, including asbestos-related liability if any, of such companies will not be resolved in AWI’s Chapter 11 Case. See below under “The Asbestos Personal Injury Trust” and Note 12 under “Asbestos-Related Litigation”.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

under the POR, and its subsidiaries collectively. The POR excludes AWI’s Nitram and Desseaux subsidiaries, neither of which is material to Armstrong and which are pursuing separate resolutions of their Chapter 11 cases that are expected to result in the winding up of their affairs.

During 2003, the POR was submitted for a vote by AWI’s creditors for its approval. It was approved by each creditor class that was entitled to vote on the POR except the class of unsecured creditors. On November 17 and 18, 2003, the Bankruptcy Court held a hearing on confirmation of the Plan and on December 19, 2003, issued proposed findings of fact and conclusions of law and a proposed order confirming the POR, notwithstanding the rejection of the POR by the class of unsecured creditors. On December 29, 2003, the Unsecured Creditors’ Committee filed an objection to the Bankruptcy Court’s proposed findings of fact and conclusions of law and the proposed order of confirmation of the POR. This objection remains pending with the U.S. District Court. The Bankruptcy Code requires action of the U.S. District Court, in addition to that of the Bankruptcy Court, to approve the POR. Proceedings in the U.S. District Court were stayed in late 2003, due to a controversy relating to the judge. A new judge was assigned to the case, and proceedings are expected to resume after the judge assesses the status of the case. See “Recent Developments and Next Steps in the Chapter 11 Process.”

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

However, although AWI’s domestic and foreign subsidiaries and other affiliates will be protected parties, asbestos-related personal injury claims against them will be channeled to the Asbestos P I Trust only to the extent such claims directly or indirectly relate to the pre-Filing manufacturing, installation, distribution or other activities of AWI, or AWI’s ownership of the subsidiaries or affiliates (as distinguished from independent activities of the subsidiaries or affiliates). See Note 12 under “Asbestos-Related Litigation.”

In addition, workers’ compensation claims brought against AWI or its subsidiaries or other affiliates will not be channeled to the Asbestos P I Trust and will remain subject to the workers’ compensation process. Workers’ compensation law provides that the employer is responsible for evaluation, medical treatment and lost wages as a result of a job-related injury. Historically, workers’ compensation claims against AWI or its subsidiaries have not been significant in number or amount, and AWI has continued to honor its obligations with respect to such claims during the Chapter 11 Case. Currently, AWI has four pending workers’ compensation claims and its’ UK subsidiary has four employer liability claims involving alleged asbestos exposure.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

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

Under the POR, unsecured creditors whose claims (other than claims on debt securities) are less than $10 thousand or who elect to reduce their claims to $10 thousand will be treated as “convenience creditors” and will receive payment of 75% of their allowed claim amount in cash (which payments will reduce the amount of Available Cash).

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

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

Recent Developments and Next Steps in the Chapter 11 Process

In order for the POR to be confirmed, the U.S. District Court must issue findings of fact and conclusions of law in support of confirmation of the POR, enter or affirm an order confirming the POR and issue the “524(g) injunction” which is part of the POR. In certain other companies’ asbestos-related Chapter 11 cases, motions for recusal were filed in 2003 against U.S. District Court Judge Alfred M. Wolin, who was jointly administering with the Bankruptcy Court the asbestos-related issues in the Chapter 11 cases of five companies, including AWI. As a result of these motions, Judge Wolin stayed proceedings in all five cases before him, including AWI’s Chapter 11 Case. Judge Wolin retired from the bench effective June 30, 2004. Judge Eduardo C. Robreno was assigned to the AWI case. Judge Robreno directed that a status report be filed with him by July 28, 2004. AWI is uncertain when confirmation of the POR will be considered by the U.S. District Court.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

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

Approximately 1,100 proofs of claim totaling approximately $1.5 billion are pending with the Bankruptcy Court that are associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI’s participation in the Center for Claims Resolution. As stated above, the bar date of August 31, 2001 did not apply to asbestos-related personal injury claims other than claims for contribution, indemnification, or subrogation. The POR contemplates that all AWI asbestos-related personal injury claims, including claims for contribution, indemnification, or subrogation, will be addressed in the future pursuant to the procedures relating to the Asbestos P I Trust developed in connection with the POR. See further discussion regarding AWI’s liability for asbestos-related matters in Note 12.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Financing

AWI has a $75 million debtor-in-possession credit facility that currently is limited to issuances of letters of credit. This facility is scheduled to mature on December 8, 2004. As of June 30, 2004, AWI had approximately $37.3 million in letters of credit, which were issued pursuant to the DIP Facility. As of June 30, 2004, AWI had $313.1 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. AWI believes that cash on hand and generated from operations and dividends from its subsidiaries, together with subsidiary lines of credit and the DIP Facility, will be adequate to address its foreseeable liquidity needs. Obligations under the DIP Facility, including reimbursement of draws under the letters of credit, if any, constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact

AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate pre-Filing liabilities that are subject to compromise and report them separately on the balance sheet. See Note 5 for detail of the liabilities subject to compromise at June 30, 2004 and December 31, 2003. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s pre-Filing debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of AWI subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI’s estimated liability for asbestos-related personal injury claims is also recorded in liabilities subject to compromise. See Note 12 for further discussion of AWI’s asbestos liability.

Additional pre-Filing claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities through June 30 of 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Professional fees	$2.7	$6.9	$6.0	$12.0
Interest income, post-Filing	(0.9)	(0.8)	(1.7)	(1.7)
Reductions to pre-Filing liabilities	—	(0.2)	—	(0.5)
Other expense directly related to bankruptcy, net	—	—	—	0.1

Total Chapter 11 reorganization costs, net	$1.8	$5.9	$4.3	$9.9

Professional fees represent legal and financial advisory fees and expenses directly related to the Filing.

Interest income is earned from short-term investments subsequent to the Filing.

Reductions to pre-Filing liabilities represent Bankruptcy Court approved settlements of prepetition liabilities.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

As a result of the Filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession, AWI may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements.

If and when the POR is confirmed and made effective, reorganized AWI’s condensed consolidated financial statements will change materially in amounts and classifications through the implementation of the fresh start accounting rules of SOP 90-7.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 3. SEGMENT RESULTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales to external customers
Resilient Flooring	$321.9	$308.3	$626.0	$595.0
Wood Flooring	214.1	181.6	411.5	348.8
Textiles and Sports Flooring	65.1	67.1	127.4	129.1
Building Products	247.3	216.7	477.3	423.8
Cabinets	55.1	53.2	106.3	105.1

Total sales to external customers	$903.5	$826.9	$1,748.5	$1,601.8

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Segment operating income/(loss)
Resilient Flooring	$(39.5)	$19.1	$(23.4)	$36.7
Wood Flooring	21.1	5.7	31.4	7.9
Textiles and Sports Flooring	(1.7)	(3.1)	(3.6)	(9.1)
Building Products	38.4	27.8	66.3	45.6
Cabinets	1.5	(2.4)	2.1	(6.0)
All Other	0.8	0.5	1.3	0.9

Total segment operating income	20.6	47.6	74.1	76.0
Unallocated Corporate (expense)	(17.0)	(81.0)	(28.9)	(98.1)

Total consolidated operating income/(loss)	$3.6	$(33.4)	$45.2	$(22.1)

	June 30, 2004	December 31, 2003

Segment assets
Resilient Flooring	$863.3	$915.3
Wood Flooring	614.2	576.6
Textiles and Sports Flooring	212.3	207.1
Building Products	568.4	551.5
Cabinets	100.7	102.3
All Other	20.3	18.8

Total segment assets	2,379.2	2,371.6
Assets not assigned to segments	2,283.5	2,276.2

Total consolidated assets	$4,662.7	$4,647.8

NOTE 4. INCOME TAX EXPENSE/(BENEFIT)

Tax expense of $13.6 million recorded in the second quarter represents the estimated effective tax rate for 2004 applied against quarterly pre-tax income of $59.1 million, which is the amount of income exclusive of the impact of the nontaxable $60 million goodwill impairment. The resulting second quarter tax rate of 23% is lower than the statutory US Federal and state rate primarily because of special tax benefits recorded to reflect the overall favorable settlement of tax audits during the quarter.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 5. LIABILITIES SUBJECT TO COMPROMISE

As a result of AWI’s Chapter 11 filing (see Note 2), pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of AHI subsidiaries not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI’s asbestos liability is also recorded in liabilities subject to compromise. See Note 2 for further discussion on how the Chapter 11 process may address AWI’s liabilities subject to compromise and Note 12 for further discussion of AWI’s asbestos liability.

Liabilities subject to compromise at June 30, 2004 and December 31, 2003 are as follows:

	June 30, 2004	December 31, 2003

Debt (at face value)(1)	$1,388.6	$1,388.6
Asbestos-related liability	3,190.6	3,190.6
Prepetition trade payables	58.9	58.9
Prepetition other payables and accrued interest	66.3	62.7
Amounts due to affiliates	4.7	4.7
ESOP loan guarantee	157.7	157.7

Total liabilities subject to compromise	$4,866.8	$4,863.2

(1)	In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $21.7 million and $43.4 million in the second quarter and first six months of 2004, respectively, and $25.0 million and $49.8 million in the second quarter and the first six months of 2003, respectively.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

NOTE 6. INVENTORIES

	June 30, 2004	December 31, 2003
Finished goods	$338.2	$330.7
Goods in process	46.2	40.6
Raw materials and supplies	177.8	165.3
Less LIFO and other reserves	(86.3)	(82.2)

Total inventories, net	$475.9	$454.4

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

As of January 1, 2004, we had goodwill of approximately $244 million. Approximately $107 million of this consolidated goodwill amount was attributable to our European resilient flooring reporting unit, which comprises wholly-owned and majority-owned subsidiaries and is reported within the Resilient Flooring reporting segment. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill be tested for impairment at least annually. Based on an assessment of financial projections incorporated in our annual strategic plan process which was prepared in the second quarter of 2004, we recently concluded that an indication of impairment exists for the European resilient flooring goodwill. Continuing price declines and volume shortfalls related to our European resilient flooring products are causing significant operating losses, and we have revised our projections accordingly. We calculated a preliminary estimate of the European resilient flooring reporting unit’s fair value using discounted cash flows. Based on this preliminary fair value calculation, we recorded a non-cash goodwill impairment loss of $60 million in the second quarter of 2004. During the second half of 2004, we will complete the valuation process for the significant assets and liabilities of the European resilient flooring business. Any adjustment to the estimated impairment loss based on the completion of these valuations could be material to our results of operations and will be recorded during the second half of 2004.

The following table represents the changes in goodwill for the first six months of 2004.

	January 1, 2004	Adjustments, net(1)	Impairments	June 30, 2004
Goodwill by segment
Resilient Flooring	$107.1	$(2.8)	$(60.0)	$44.3
Wood Flooring	110.4			110.4
Building Products	14.0	(0.3)		13.7
Cabinets	12.6			12.6

Total consolidated goodwill	$244.1	$(3.1)	$(60.0)	$181.0

(1)	Primarily consists of the effects of foreign exchange.

The following table details amounts related to AHI’s intangible assets as of June 30, 2004 and December 31, 2003.

	June 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Computer software	$107.5	$64.1	$104.1	$57.7
Land use rights and other	4.4	1.0	4.4	0.9

Total	$111.9	$65.1	$108.5	$58.6

Unamortized intangible assets
Trademarks and brand names	$29.2		$29.1

Other intangible assets, gross	$141.1		$137.6

Aggregate Amortization Expense
For the six months ended June 30, 2004	$7.8
For the six months ended June 30, 2003	$7.9

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 8. RESTRUCTURING AND OTHER ACTIONS

Net restructuring charges of $1.1 million recorded in the second quarter of 2004 included charges of $1.6 million and reversals of $0.5 million. The charges of $1.6 million related to estimated severance and related costs for approximately 130 employees in the Building Products manufacturing location in Hoogezand, The Netherlands. The closure of this facility is estimated to be complete by the first quarter of 2005, subject to positive advice from the local works council. The production will be transferred to another Building Products location in Münster, Germany and will result in a net reduction of approximately 72 positions. The $0.5 million of reversals comprises certain severance accruals that were no longer necessary in the remaining accruals from the 2003 charges in the Textiles and Sports Flooring ($0.2 million) and Resilient Flooring ($0.3 million) segments.

Net restructuring charges of $2.0 million recorded in the first quarter of 2004 included charges of $2.4 million and reversals of $0.4 million. Substantially all of the $2.4 million charges related to estimated severance benefits and related costs for the Building Products manufacturing location in Hoogezand, The Netherlands described above. The $0.4 million of reversals comprised certain severance accruals that were no longer necessary in the remaining accruals from the 2003 and 2002 charges in the Textiles and Sports Flooring ($0.2 million) and Resilient Flooring ($0.2 million) segments.

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

The following table summarizes activity in the reorganization and restructuring accruals for the first six months of 2004 and 2003.

	Beginning Balance	Cash Payments	Charges	Reversals	Other	Ending Balance
2004	$10.0	$(1.6)	$4.0	$(0.9)	$0.1	$11.6
2003	9.1	(2.1)	4.5	(0.4)	0.4	11.5

The amount in “other” for 2004 and 2003 is primarily related to foreign currency translation.

Substantially all of the remaining balance of the restructuring accrual as of June 30, 2004 relates to a noncancelable operating lease, which extends through 2017, and severance for terminated employees with extended payouts, the majority of which will be paid by 2005.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 9. PENSIONS

Following are the components of net periodic benefit costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$5.8	$5.5	$11.6	$10.9
Interest cost on projected benefit obligation	22.9	23.0	45.7	45.9
Expected return on plan assets	(37.0)	(36.1)	(73.9)	(72.2)
Amortization of prior service cost	4.4	4.4	8.7	8.9
Recognized net actuarial loss	0.4	0.3	0.8	0.7

Net periodic pension (credit)	$(3.5)	$(2.9)	$(7.1)	$(5.8)

Retiree Health and Life Insurance Benefits
Service cost of benefits earned	$0.6	$0.9	$1.3	$1.7
Interest cost on projected benefit obligation	5.5	6.5	11.0	13.1
Amortization of prior service benefit	(1.4)	(1.3)	(2.8)	(2.6)
Recognized net actuarial loss	2.5	3.1	4.9	6.2

Net periodic postretirement benefit cost	$7.2	$9.2	$14.4	$18.4

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Non-U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$2.2	$2.2	$4.7	$4.1
Interest cost on projected benefit obligation	5.2	5.1	10.5	9.5
Expected return on plan assets	(3.6)	(3.4)	(7.3)	(6.3)
Amortization of transition obligation	—	—	—	0.1
Amortization of prior service cost	—	0.2	0.1	0.3
Recognized net actuarial loss	0.1	0.1	0.2	0.2

Net periodic pension cost	$3.9	$4.2	$8.2	$7.9

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

Pursuant to guidance issued in the second quarter of 2004 by the FASB, we elected to begin recording the effect of the Act in the second quarter. The Act affects both operating income and balance sheet liabilities over time. Since the Act is effective retroactive to January 1, 2004 and the total year benefit is expected to be $7 million, operating income for the six months ended June 30, 2004 benefited by $3.5 million. The $3.5 million benefit was evenly apportioned between the first and second quarters and was recorded in cost of goods sold ($1.9 million) and selling, general and administrative expenses (“SG&A”)($1.6 million). The remaining amount of the $7 million annual benefit will be recorded in the third and fourth quarters. The reduction in the accumulated postretirement benefit obligation related to the Medicare benefit is expected to be $52.4 million.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 10. PRODUCT WARRANTIES

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. Generally, the terms of these warranties range up to 25 years and provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historical amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table illustrates the activity for product warranties for the first six months of 2004 and 2003:

	2004	2003
Balance at January 1	$25.5	$22.3
Reductions for payments	(18.9)	(20.9)
Current year warranty accruals	18.7	21.7
Preexisting warranty accrual changes	(0.6)	(0.1)
Effects of foreign exchange translation	(0.2)	0.7

Balance at June 30	$24.5	$23.7

NOTE 11. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2004	2003
Interest paid	$1.3	$1.7
Income taxes paid, net	$49.4	$10.6

The increase in income taxes paid related primarily to estimated federal tax payments made in the second quarter of 2004.

NOTE 12. LITIGATION AND RELATED MATTERS

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

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

However, although AWI’s domestic and foreign subsidiaries and other affiliates will be protected parties, asbestos-related personal injury claims against them will be channeled to the Asbestos P I Trust only to the extent such claims directly or indirectly relate to the manufacturing, installation, distribution or other activities of AWI or are based solely on AWI’s ownership of the subsidiaries or other affiliates (as distinguished from independent activities of the subsidiaries or affiliates). Currently, three asbestos-related personal injury litigations against subsidiaries of AWI allegedly arising out of such independent activities are pending.

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

In addition, workers’ compensation claims brought against AWI or its subsidiaries or other affiliates will not be channeled to the Asbestos P I Trust and will remain subject to the workers’ compensation process. Historically, workers’ compensation claims against AWI and its subsidiaries have not been significant in number or amount and AWI has continued to honor its obligations with respect to such claims during the Chapter 11 Case. Workers’ compensation law provides that the employer is responsible for evaluation, medical treatment and lost wages as a result of a job-related injury. Currently, AWI has only four pending workers’ compensation claims and its’ UK subsidiary has four employer liability claims involving alleged asbestos exposure.

There also is uncertainty as to proceedings, if any, brought in certain foreign jurisdictions with respect to the effect of the 524(g) injunction in precluding the assertion in such jurisdictions of asbestos-related personal injury claims, proceedings related thereto or the enforcement of judgments rendered in such proceedings.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

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

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the first quarter of 2001, a new trial judge was selected for the ADR. The new trial judge conducted hearings in 2001 and determined not to rehear matters decided by the previous judge. In the first quarter of 2002, the trial judge concluded the ADR trial proceeding with findings in favor of AWI on substantially all key issues. Liberty Mutual, the only insurer that is still a party to the ADR, appealed that final judgment. Appellate argument was held on March 11, 2003. On July 30, 2003, the appellate arbitrators ruled that AWI’s claims against certain Liberty Mutual policies were barred by the statute of limitations. The ruling did not address the merits of any of the other issues Liberty Mutual raised in its appeal. Based on that unfavorable ruling, AWI concluded that insurance assets of $73 million were no longer probable of recovery. AWI was also ordered to reimburse Liberty Mutual for certain costs and administration fees that Liberty Mutual incurred during the ADR. The amount of these costs and fees is in dispute and AWI is currently unable to estimate the amount. Based upon an AWI request, the appellate panel held a rehearing on November 21, 2003. In January 2004, the appellate panel upheld its initial ruling. On February 4, 2004, AWI filed a motion in the U.S. District Court for the Eastern District of Pennsylvania to vacate the rulings of the appellate panel.

In July 2002, AWI filed a lawsuit against Liberty Mutual in the U.S. District Court for the Eastern District of Pennsylvania seeking, among other things, a declaratory judgment with respect to certain policy issues not subject to binding ADR. The U.S. District Court has not yet set a schedule to hear this matter.

On June 13, 2003, the New Hampshire Insurance Department placed The Home Insurance Company (“Home”) under an order of liquidation. Less than $10 million of AWI’s recorded insurance asset is based on policies with Home, which management believes is probable of recovery. AWI filed a proof of claim against Home during June 2004. It is uncertain when AWI will receive proceeds from Home under these insurance policies.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Insurance Asset

An insurance asset in respect of asbestos claims in the amount of $98.6 million was recorded as of June 30, 2004 compared to $103.1 million recorded as of December 31, 2003. The total amount recorded reflects AWI’s belief that insurance proceeds will be recovered in this amount, based upon AWI’s success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance, in our opinion, is either available through settlement or probable of recovery through negotiation or litigation. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $79 million of the $98.6 million asset is determined from agreed coverage in place. Of the $98.6 million, $11.5 million has been recorded as a current asset as of June 30, 2004 reflecting management’s estimate of the minimum insurance payments to be received in the next 12 months.

Many uncertainties remain in the insurance recovery process, therefore, AWI did not increase the estimated insurance recovery asset in the second quarter of 2004. During the second quarter of 2003, $9 million of an insurance asset was recorded for asbestos property damage claims based on agreements reached during the first half of 2003.

Cash Flow Impact

As a result of the Chapter 11 Filing, AWI has not made any payments for asbestos-related personal injury claims since the fourth quarter of 2000. AWI received asbestos-related insurance recoveries of $4.5 million and $14.0 million, respectively, during the first six months of 2004 and 2003. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements. Management estimates that the timing of future cash recoveries of the recorded asset may extend beyond 10 years.

Potential Legislation

On April 6, 2004, S.2290 (Fairness in Asbestos Injury Resolution Act of 2004) was introduced in the Senate. On April 22, 2004, proponents of the bill failed to obtain sufficient votes to pass a cloture motion to bring the bill to the Senate floor, which effectively stopped the bill from being considered. Since April 22, the Senate leadership has been involved in negotiations to explore whether a compromise on the merits of the bill can be reached; to date there has been no resolution. There is uncertainty as to whether the current or any other proposal will become law, and what impact there might be on AWI’s asbestos liability and/or AWI’s Chapter 11 Case. Prior efforts to enact asbestos legislation have not been successful.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

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

Effects of Chapter 11

Certain of AWI’s environmental liabilities are subject to discharge through its Chapter 11 Case while others are not. AWI’s payments and remediation work on such sites for which AWI is a PRP is under review in light of the Chapter 11 Filing. The bar date for claims from the United States Environmental Protection Agency (“EPA”) expired during the third quarter of 2003. AWI received an unliquidated proof of claim from the EPA. Those environmental obligations that AWI has with respect to property that it owns or operates are likely to be unaffected by the Chapter 11 Case. Therefore, AWI will be required to continue meeting its on-going environmental compliance obligations at the properties that AWI owns or operates. AWI will also be required to address the effects of any contamination at those sites, even if the contamination predated Chapter 11 Filing. In addition, AWI may be obligated to remedy the off-site impact of activities that occurred on the properties it owns and operates.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

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

AWI’s strategy has been to try to resolve as many of its environmental liabilities through its Chapter 11 Case as possible. AWI has been negotiating with the Department of Justice and the EPA to reach an environmental settlement on approximately 30 sites. AWI has asked the federal government to agree, as it did in other settlements with debtors in their bankruptcies, to covenant not to sue us for either monetary or injunctive relief, in exchange for an allowed claim amount in the bankruptcy with respect to known claims concerning sites that AWI does not own or operate. Under the proposed settlement, AWI would have contribution protection under CERCLA with respect to private party claims. In addition, AWI would have the benefit of the discharge as to monetary claims. At this point, the parties are still in the process of negotiating a settlement.

If no settlement is reached, AWI anticipates that it will ask the Bankruptcy Court to determine the amount of the EPA proof of claim and grant a discharge. At that time, the government may seek to have the amount of its claim determined as the total cost of cleanup under a theory of joint and several liability, not just AWI’s share. As discussed above, although the government’s right to monetary relief is subject to discharge, there is uncertainty in the law as to whether the government’s right to injunctive relief would also be subject to discharge.

Specific Events

In 2001, the EPA notified AWI that it may be a PRP at the Peterson Puritan site. However, AWI did not learn that the EPA may consider it a substantial contributor of waste to the site until July 2003. At that time, the EPA notified AWI of the EPA’s estimate of the site’s future cleanup costs, with its assessment of AWI’s share of the costs being a range of $17.8 million to $26.2 million. Subsequently, AWI presented information to the EPA indicating that AWI’s share should be much lower. Presently, the parties are continuing to negotiate. The EPA has not initiated any formal proceedings against AWI with respect to this site, other than sending information requests to AWI and filing a proof of claim in AWI’s Chapter 11 Case. AWI continues to review this matter but disputes the assessment. As discussed above (Effects of Chapter 11), management is currently in discussions with the Department of Justice and the EPA to reach an environmental settlement, which may resolve the proof of claim against AWI, including this site.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Summary of Financial Position

Liabilities of $25.3 million and $21.2 million at June 30, 2004 and December 31, 2003, respectively, were for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. The majority of this increase relates to developments in the Peterson Puritan site described in “Specific Events” above. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $16.3 million of the June 30, 2004 and $12.8 million of the December 31, 2003 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the condensed consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $2.4 million and $2.5 million at June 30, 2004 and December 31, 2003, respectively.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

DEPARTMENT OF LABOR SETTLEMENT

Subsequent to an audit by the United States Department of Labor (“DOL”), we were informed that the DOL was challenging the validity of the use of certain contributions, in the approximate aggregate amount of $33.4 million, to fund debt payments made by the Armstrong Employee Stock Ownership Plan (“ESOP”), as provided for by that plan. We reached a settlement with the DOL to resolve this matter with a funding to the ESOP of $1.5 million, which was distributed to plan participants in accordance with terms of the agreement in February 2004. Insurance and third parties funded $0.9 million of the settlement. Both the accrual of $1.5 million expense and $0.9 million insurance receivable were recorded in the third quarter of 2003 in SG&A.

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

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891. Armstrong Holdings, Inc. is a Delaware corporation and the publicly held parent holding company of AWI. Armstrong Holdings, Inc.’s only significant asset and operation is its indirect ownership, through Armstrong Worldwide, Inc., of all of the capital stock of AWI. The following discussion and analysis pertains to both Armstrong Holdings, Inc. and its subsidiaries and Armstrong World Industries, Inc. and its subsidiaries due to the lack of material differences in the financial statements, as explained in Note 1 of the Condensed Consolidated Financial Statements. Due to the lack of material differences in the financial statements, when we refer in this document to Armstrong Holdings, Inc. and its subsidiaries as “AHI,” “Armstrong,” “we,” “us,” and “ourselves,” we are also effectively referring to AWI and its subsidiaries. We use the term “AWI” when we are referring solely to Armstrong World Industries, Inc.

References to performance excluding the translation effect of changes in foreign exchange rates are non-GAAP measures. We believe that this information improves the comparability of business performance by excluding the impacts of changes in foreign exchange rates when translating comparable foreign currency amounts. We calculate the translation effect of foreign exchange rates by applying the current year’s foreign exchange rates to the equivalent period’s foreign currency amounts as reported in the prior year. Additionally, we reference operating income prior to the charge for asbestos liability, net and the goodwill impairment. We believe that this non-GAAP reference provides a clearer picture of our operating performance.

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

Our business strategy focuses on product innovation, product quality and customer service. In our businesses, these factors are the primary determinants of market share gain or loss. Our objective is to ensure that the vast majority of people buying a floor or ceiling can find an Armstrong product that meets their needs. Our cabinet strategy is more focused – we sell stock cabinets in select geographic markets. In all our business segments, we have the same objectives: high quality, good customer service and products that meet our customers’ needs. Our markets are very competitive, which limits our pricing flexibility. This makes very important increasing our productivity each year – both in our plants and in our administration of the businesses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

On December 6, 2000, AWI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to use the court-supervised reorganization process to achieve a resolution of its asbestos liability. Also filing under Chapter 11 were two of AWI’s wholly-owned subsidiaries, Nitram Liquidators, Inc. and Desseaux Corporation of North America, Inc. The Chapter 11 cases are being jointly administered under case number 00-4471 (the “Chapter 11 Case”). AWI is operating its business and managing its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. See Note 2 of the Condensed Consolidated Financial Statements for information on the Chapter 11 Case and Note 12 of the Condensed Consolidated Financial Statements for information on asbestos litigation.

Reportable Segments

Resilient Flooring — produces a broad range of floor coverings for homes and commercial and institutional buildings. Resilient Flooring products include vinyl sheet, vinyl tile, linoleum flooring and luxury vinyl tile. In addition, our Resilient Flooring segment sources and sells laminate flooring products, adhesives, installation and maintenance materials and accessories, and has recently introduced ceramic tile products. Resilient Flooring products are offered in a wide variety of types, designs, and colors, and provide ease of installation. Many products offer reduced maintenance (no-wax). We sell these products to wholesalers, large home centers, retailers, contractors, and to the manufactured homes industry.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Financial highlights for the second quarter and first six months of 2004:

			Change is Favorable
	2004	2003	As Reported	Excluding Effects of Foreign Exchange Rates
Three months ending June 30
Total Consolidated Net Sales	$903.5	$826.9	9.3%	7.1%
Operating Income/(Loss)	$3.6	$(33.4)	Favorable	Favorable
Charge for Asbestos Liability, Net	—	(73.0)
Goodwill Impairment	(60.0)	—
Operating Income prior to Charge for Asbestos Liability, Net and Goodwill Impairment	$63.6	$39.6	60.6%	56.7%
Net increase in cash and cash equivalents	$58.2	$14.2	Favorable
Six months ending June 30
Total Consolidated Net Sales	$1,748.5	$1,601.8	9.2%	5.8%
Operating Income/(Loss)	$45.2	$(22.1)	Favorable	Favorable
Charge for Asbestos Liability, Net	—	(73.0)
Goodwill Impairment	(60.0)	—

Operating Income prior to Charge for Asbestos Liability, Net and Goodwill Impairment	$105.2	$50.9	Favorable	Favorable
Net increase (decrease) in cash and cash equivalents	$10.0	$(61.1)	Favorable

In the second quarter of 2004:

•	We continued to experience strong demand for our products in the North American residential and commercial markets.

•	Our sales performance in Europe was mixed, but overall up from the prior year. Sales of TSF products fell short of 2003 levels.

•	We incurred higher raw material costs, particularly for lumber and PVC resins.

•	We benefited from operating cost reduction initiatives implemented in prior years.

•	We recorded a $60 million non-cash goodwill impairment loss in Resilient Flooring related to our European resilient flooring reporting unit (see Note 7).

•	Cash and cash equivalents improved significantly due to higher operating income and better working capital efficiency.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Factors Affecting Revenues

Markets. We compete in building material markets around the world. The majority of our sales opportunity is in the North American and European markets. During the second quarter of 2004, these markets experienced the following, according to U.S. Government and industry reports:

•	In the North American residential market, housing activity remained strong. As a result of increased amount of construction starts in the second half of 2003, compared to the same period in 2002, U.S. single family housing completions in the second quarter of 2004 were approximately 15% higher than in the second quarter of 2003 (our products tend to be installed towards the latter stages of the housing construction process). U.S. housing starts in the second quarter of 2004 were approximately 10% above the second quarter of 2003.

U.S. retail sales of building materials, garden equipment and supply stores (an indicator of home renovation activity) increased significantly in the second quarter of 2004 over sales levels in the second quarter of 2003. This was partially due to strong sales of existing homes during the August to October months in 2003, after allowing for the usual lag for renovation-related expenditures.

•	The North American commercial market grew, primarily due to increased renovation activity. Two indicators of renovation opportunity, the dollar value of large renovation projects and total office employment, reported increases compared to the second quarter of 2003.

•	The increased demand for steel and a shortage of coke has created a steel shortage in the U.S. The steel shortage has increased raw material costs for our WAVE joint venture. This increase has been largely offset by price increases. Additionally, several North American iron-ore mines have recently experienced work stoppages. Protracted stoppages may also negatively affect steel costs and availability. An extended steel shortage could cause U.S. construction starts to be delayed or postponed, which could reduce our commercial sales. To-date, sales of our commercial products have not been impacted by the shortage.

Quality and Customer Service. Our quality and customer service are critical components of our total value proposition. In 2004, we experienced the following:

•	We experienced a surge in orders for solid wood flooring products in the fourth quarter of 2003, and incoming orders in the first six months of 2004 for solid and engineered wood flooring products were substantially higher than those received in the first six months of 2003. Our performance in fulfilling these orders has been less than satisfactory. We are increasing our capacity and lumber inventory in order to improve customer service performance levels.

•	In April 2004, a key U.S. supplier of PVC resins to Armstrong had a substantial portion of one of its plants destroyed in an explosion. PVC resins are a key raw material for manufacturing vinyl flooring, and this plant represented a sizeable portion of the capacity for these resins in the U.S. We identified and qualified alternate suppliers. These additional suppliers, together with various manufacturing initiatives, have allowed us to operate without significant disruptions to customer supply.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Pricing Initiatives. In the second, third and fourth quarters of 2003, increased costs for raw materials, labor and labor-related expenses, energy and other areas led us to increase prices. These initiatives increased net sales in the first six months of 2004 compared to the first six months of 2003. The most significant pricing actions were:

•	In Resilient Flooring, we implemented price increases for selected U.S. commercial products in July 2003. We also implemented an increase on selected U.S. residential products in November 2003.

•	In Wood Flooring, we implemented a price increase on solid wood products in April 2003. We also announced increases on solid wood products that became effective in November 2003 and January 2004.

•	In Building Products, a price increase was announced for most commercial acoustical ceiling products in the North American markets, effective July 1, 2003. Price increases on certain products to our large home center customers in the U.S. were implemented in August and September of 2003. We also increased prices for certain U.S. residential-oriented products sold through distribution in July 2003. An additional increase for most commercial products was announced in the fourth quarter of 2003, which became effective January 1, 2004.

•	In Cabinets, we announced price increases in September 2003 to our retail customers and our builder and distributor customers.

During the first seven months of 2004, the most significant pricing actions were:

•	In Resilient Flooring, we announced a price increase in April for commercial vinyl composition tile products, effective later in the second quarter and third quarter. Additionally, in June, we announced a price increase on selected residential and commercial vinyl sheet flooring products, to be effective in the third quarter.

•	In Wood Flooring, we announced a price increase in April for selected solid hardwood products, which was effective in the second quarter. Additionally, in the second quarter, we lowered prices for selected engineered hardwood products in response to imported and domestic competitive products.

•	In Building Products, a price increase was announced in April for most commercial acoustical ceiling products in the U.S. market, effective July 1, 2004. In May and June, price increases were announced for certain products to our large home center customers and for residential-oriented products through distribution, to be effective through the second half.

•	In Cabinets, we announced price increases to our retail customers and our builder and distributor customers that became effective in June.

In certain cases, price increases actually realized were less than the announced price increases because we had to adjust to competitive actions and changing market conditions. Also during the first six months of 2004, we made several price concessions for certain products in some of our segments and geographic regions, again to respond to competitive conditions.

The pricing actions described above increased consolidated net sales in the second quarter of 2004 by approximately $20 million and in the first six months of 2004 by approximately $33 million, when compared to the same periods of 2003.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Factors Affecting Operating Costs

Operating Expenses. Our operating expenses consist of direct production costs (principally raw materials, labor and energy) and manufacturing overhead costs, costs to purchase sourced products and SG&A.

Our most important commodities are lumber and veneers, PVC, backings for various flooring products and plasticizers. We also consume large quantities of energy in our manufacturing processes, in particular natural gas in our mineral fiber ceilings manufacturing process. Fluctuations in the prices of these components of our production processes are generally beyond our control and have a direct impact on our financial results. In the second quarter of 2004, we experienced the following:

•	Prices for hardwood lumber increased from the second quarter of 2003 through the first quarter of 2004, as the availability of lumber for flooring decreased due to poor weather conditions for timbering and reductions in industry saw mill capacity, while demand for the lumber (for flooring and other products such as railroad ties and pallets) remained strong. In the second quarter of 2004, lumber prices were relatively consistent with those of the first quarter. We have been able to partially reduce the impact of the year-over-year increased costs through an improved procurement process. However, our cost for acquiring lumber in the second quarter of 2004 was approximately $9 million greater than in the second quarter of 2003 and approximately $22 million greater in the six month comparative period. Lumber costs for the year 2004 will exceed those in 2003.

•	PVC is a widely used oil-based raw material. We experience cost pressures on PVC when energy prices increase and when industrial demand for the material increases. PVC resin and film prices increased by approximately $3 million in the second quarter of 2004 compared to the second quarter of 2003 and increased approximately $4.4 million in the six month comparative period. A portion of this increase resulted from the supplier’s plant explosion discussed above in “Quality and Customer Service.” We believe the cost for these oil-based raw materials will continue to exceed those in 2003.

•	Costs for natural gas have increased significantly over the past several years. In the second quarter of 2004, we incurred approximately $1.7 million of additional costs for natural gas compared to the second quarter of 2003 and approximately $2.7 million more in the six month comparative period.

Production wages and non-production salaries increased approximately $6 million and $12 million for the second quarter and first six months of 2004, respectively, compared to the same periods in 2003.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) became law in the United States. Pursuant to accounting guidance on the Act issued in the second quarter of 2004, we elected to begin recording the effect of the Act in the second quarter. Since the Act is effective retroactive to January 1, 2004 and the total year benefit will be $7 million, operating income for the six months ended June 30, 2004 benefited by $3.5 million. This benefit was evenly apportioned between the first and second quarters and was recorded in cost of goods sold ($1.9 million) and SG&A ($1.6 million).

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Cost Reduction Initiatives. During 2003, we implemented several manufacturing and organizational changes to improve our cost structure and enhance our competitive position. Specifically:

•	We ceased production of our residential stencil vinyl flooring product line in the third quarter.

•	We closed two Wood Flooring facilities that manufactured engineered wood floors, one in each of the third and fourth quarters, consolidating their production volume into another Wood Flooring facility.

•	We closed a Textiles and Sports Flooring plant in The Netherlands in the third quarter.

•	We consolidated several sales, operational and administrative support organizations throughout our company. This consolidation included integrating our U.S. Resilient Flooring and Wood Flooring organizations.

We incurred the following costs in 2003 for implementing these initiatives:

	Cost of Goods Sold	SG&A	Restructuring	Total Expenses
Three months ended June 30, 2003
Resilient Flooring	$—	$0.3	$0.2	$0.5
Wood Flooring	—	0.4	—	0.4
Textiles & Sports Flooring	—	—	0.7	0.7
Building Products	0.1	0.2	—	0.3
Corporate Unallocated	—	0.9	—	0.9

Total Consolidated	$0.1	$1.8	$0.9	$2.8

Six months ended June 30, 2003
Resilient Flooring	$—	$0.4	$1.1	$1.5
Wood Flooring	—	1.1	—	1.1
Textiles & Sports Flooring	—	—	3.0	3.0
Building Products	0.1	0.2	—	0.3
Corporate Unallocated	—	1.6	—	1.6

Total Consolidated	$0.1	$3.3	$4.1	$7.5

During 2004, we announced that we will cease production at our Building Products plant in The Netherlands, subject to positive advice from the local works council. We anticipate ceasing production in early 2005. We recorded the following costs to-date in 2004 for this initiative, with the cost of goods sold being primarily for accelerated depreciation:

	Cost of Goods Sold	Restructuring	Total Expenses
Three months ended June 30, 2004
Building Products	$0.7	$1.6	$2.3

Total Consolidated	$0.7	$1.6	$2.3

Six months ended June 30, 2004
Building Products	$1.4	$3.9	$5.3

Total Consolidated	$1.4	$3.9	$5.3

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

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

During the first six months of 2004, our cash and cash equivalents balance increased by $10.0 million, compared to a $61.1 million decrease during the same period of 2003. The year-to-year improvement was due primarily to $38.7 million of cash being provided by operating activities in 2004, compared to $32.6 million of cash being used in 2003, with increased net earnings and additional accounts payable and accrued expenses accounting for the majority of the change.

Employee Relations

As of June 30, 2004, we had approximately 15,300 full-time and part-time employees worldwide, compared to approximately 16,000 employees as of June 30, 2003. The decrease in employment was primarily caused by our implementing the above mentioned cost reduction initiatives.

RESULTS OF OPERATIONS

Unless otherwise indicated, net sales in these results of operations are reported based upon the location where the sale was made.

2004 COMPARED TO 2003

CONSOLIDATED RESULTS

			Change is Favorable/(Unfavorable)
	2004	2003	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Three months ending June 30
Net Sales:
Americas	$661.6	$613.1	7.9%	7.7%
Europe	216.8	192.7	12.5%	5.0%
Pacific	25.1	21.1	19.0%	11.1%

Total Consolidated Net Sales	$903.5	$826.9	9.3%	7.1%
Operating Income/(Loss)	$3.6	$(33.4)	Favorable	Favorable
Operating Income/(Loss) Margin	0.4%	(4.0)%
Six months ending June 30
Net Sales:
Americas	$1,279.9	$1,180.8	8.4%	8.0%
Europe	421.2	382.4	10.1%	(1.1)%
Pacific	47.4	38.6	22.8%	12.3%

Total Consolidated Net Sales	$1,748.5	$1,601.8	9.2%	5.8%
Operating Income/(Loss)	$45.2	$(22.1)	Favorable	Favorable
Operating Income/(Loss) Margin	2.6%	(1.4)%

(1)	Excludes favorable foreign exchange rate effect in translation: Three months - $16.5 million on net sales and $1.0 million on operating income; Six months - $51.2 million on net sales and $1.6 million on operating income.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Net sales in the Americas increased for the second quarter and first six months primarily from improved demand for our products in both the residential and commercial markets and from the positive effects of the above-mentioned pricing initiatives. All businesses in this region increased sales for the first six months.

Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets increased 5.0% for the second quarter but decreased 1.1% for the first six months. For both the second quarter and first six months compared to the same periods in 2003, Resilient Flooring and Building Products recorded increases in sales, while sales of TSF products declined.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific area increased $2.5 million for the second quarter and $5.2 million for the first six months, as a result of stronger sales in China and Australia.

Cost of goods sold in the second quarter of 2004 was 76.0% of net sales, compared to 78.2% in the same period of 2003. Cost of goods sold in the first six months of 2004 was 77.1% of net sales, compared to 78.3% in the same period of 2003. The percentage reductions were primarily due to the favorable impacts of increased volumes and the above-mentioned cost reduction and pricing initiatives, partially offset by increased raw material and labor costs. We recorded a benefit of $0.9 million and $1.9 million for the second quarter and first six months, respectively, related to the Medicare Act (see Note 9). Additionally, we recorded $0.7 million and $1.4 million of costs in the second quarter and first six months of 2004, respectively, as a result of announcing our intentions to cease production at the Building Products manufacturing location in Hoogezand, The Netherlands, subject to positive advice from the local works council.

SG&A in the second quarter of 2004 were $162.3 million (18.0% of net sales) and $309.9 million (17.7% of net sales) for the first six months of 2004, compared to $146.0 million (17.7% of net sales) and $303.3 million (18.9% of net sales) for the corresponding 2003 periods. We recorded a benefit of $0.8 million and $1.6 million for the second quarter and first six months, respectively, related to the Medicare Act (see Note 9). Excluding the translation effect of changes in foreign exchange rates of $3.6 million, SG&A expenses in the second quarter were $12.7 million higher than the 2003 SG&A expenses, primarily as a result of higher employee bonus accruals and a $3.5 million charge for environmental matters, partially offset by the cost reduction initiatives described above. Excluding the translation effect of changes in foreign exchange rates of $12.7 million, SG&A expenses in the first six months were $6.1 million less than the 2003 SG&A expenses, primarily as a result of the cost reduction initiatives described above.

In the second quarter of 2003, we recorded a non-cash charge of $73.0 million related to management’s updated assessment of probable asbestos-related insurance asset recoveries. See Note 12 for further discussion.

In the second quarter of 2004, we recorded a $60 million non-cash goodwill impairment loss related to our European resilient flooring reporting unit based on a preliminary impairment assessment. Any adjustment to the estimated impairment loss based on the completion of these valuations will be recorded during the second half of 2004. See Note 7 for further discussion.

We recorded a net restructuring charge of $1.1 million in the second quarter and $3.1 million in the first six months of 2004, primarily due to plans to cease production at the Building Products manufacturing location in Hoogezand, The Netherlands, subject to positive advice from the local works council. This action is being taken as there is excess production capacity in the European mineral and soft fiber ceiling industry. It is planned that the production will be transferred to another Building Products location in Münster, Germany and will result in a net reduction of approximately 72 positions. We expect to incur approximately $16.9 million of additional charges related to this plant closure for accelerated depreciation of equipment, plant closure activities, transition costs for shifting production capabilities to another European facility and severances, with $6.6 million expected to be incurred during the remainder of the year. This cost reduction initiative is expected to result in $7.6 million in annual savings. In the second quarter and first six months of 2003, we recorded net restructuring charges of $0.9 million and $4.1 million, primarily from consolidating certain functions in the European flooring businesses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Equity earnings from affiliates, primarily from our WAVE joint venture, were $10.6 million in the second quarter and $17.2 million for the first six months of 2004, as compared to $6.1 million and $11.4 million in the same periods of 2003.

Operating income of $3.6 million in the second quarter and $45.2 million in the first six months of 2004 compared to operating losses of $33.4 million and $22.1 million in the same periods of 2003.

Interest expense was $2.2 million in the second quarter and $4.4 million in the first six months of 2004, compared to $2.6 million and $5.4 million in the same periods of 2003. The decrease in interest expense is due primarily to interest rate differentials for foreign currency hedging activity. In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $21.7 million in the second quarter and $43.4 million in the first six months of 2004 and $25.0 million and $49.8 million in the same periods of 2003.

Other non-operating expense was $1.6 million in the second quarter of 2004 compared to $1.2 million expense recorded in 2003. Other non-operating expense of $3.5 million in the first six months of 2004 was $1 million higher than the $2.5 million expense recorded in 2003, primarily due to increasing our environmental and other long-term liabilities, which were both related to previous divestitures.

Other non-operating income was $1.1 million in the second quarter of 2004 compared to $0.9 million recorded in 2003. Other non-operating income was $2.3 million in the first six months of 2004 compared to $1.7 million recorded in 2003.

Chapter 11 reorganization costs, net in the second quarter of 2004 were $1.8 million, which was $4.1 million less than the $5.9 million amount recorded in 2003. In the first six months of 2004, these costs were $4.3 million, which was $5.6 million less than the $9.9 million amount recorded in 2003. The decreases are primarily due to less professional fees caused by lower activity in the Chapter 11 case.

In the second quarter of 2004, income tax expense of $13.6 million compared to an income tax benefit of $7.9 million in 2003. Excluding the non-cash goodwill impairment loss in the second quarter of 2004, which is a nontaxable event, the effective tax expense rate in 2004 was 23.0% for the quarter and 31.7% for the first six months and in 2003 was an effective tax benefit rate of 18.7% for the quarter and 15.2% for the first six months. The changes were primarily due to the overall favorable settlement of tax audits that reduced the effective tax rate for 2004. During the second quarter, the IRS completed the audit for the years 2000 and 2001 resulting in a favorable conclusion regarding the deductibility of certain chapter 11 related costs and other issues.

A net loss of $14.5 million for the second quarter and net income of $5.1 million for the first six months of 2004 compared to net losses of $34.3 million and $32.4 million for the same periods for 2003.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

REPORTABLE SEGMENT RESULTS

Resilient Flooring

			Change is Favorable/(Unfavorable)
	2004	2003	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Three months ending June 30
Net Sales:
Americas	$247.2	$248.0	(0.3)%	(0.7)%
Europe	62.6	50.2	24.7%	15.9%
Pacific	12.1	10.1	19.8%	10.0%

Total Segment Net Sales	$321.9	$308.3	4.4%	2.5%
Operating Income/(Loss)	$(39.5)	$19.1	Unfavorable	Unfavorable
Operating Income/(Loss) Margin	(12.3)%	6.2%
Six months ending June 30
Net Sales:
Americas	$482.2	$473.5	1.8%	1.3%
Europe	119.8	102.5	16.9%	4.5%
Pacific	24.0	19.0	26.3%	13.2%

Total Segment Net Sales	$626.0	$595.0	5.2%	2.3%
Operating Income/(Loss)	$(23.4)	$36.7	Unfavorable	Unfavorable
Operating Income/(Loss) Margin	(3.7)%	6.2%

(1)	Excludes favorable foreign exchange rate effect in translation: Three months - $5.6 million on net sales and $0.7 million on operating income; Six months - $16.7 million on net sales and $0.8 million on operating income.

Net sales in the Americas decreased slightly in the second quarter, with sales to the residential and commercial markets marginally lower than last year. Excluding the translation effect of changes in foreign exchange rates, net sales increased 1.3% for the first six months, primarily due to volume gains in the residential and commercial markets and from the effects of the previously described price increases.

Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets increased 15.9% for the second quarter and 4.5% for the first six months, primarily due to unit volume growth of vinyl flooring products, partially offset by a 1% unit volume decline in sales of linoleum for both periods.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific area increased $1.1 million for the second quarter and $2.8 million for the first six months.

Operating results decreased $58.6 million for the second quarter and $60.1 million for the first six months. In the second quarter of 2004, we recorded a non-cash goodwill impairment loss of $60 million related to our European resilient flooring reporting unit (see Note 7). Operating results also decreased due to increased raw material costs and wage and salary increases, which were offset by increased sales, the positive effects of the above mentioned cost reduction initiatives and lower SG&A expenses. Operating income benefited in the first six months by $1.4 million from recording the effect of the Medicare Act. Additionally, Resilient Flooring recorded a net reversal of $0.5 million for restructuring activities in the first six months of 2004, compared to a $1.1 million net restructuring charge in 2003.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Wood Flooring

	2004	2003	Change is Favorable

Three months ending June 30
Total Segment Net Sales(1)	$214.1	$181.6	17.9%
Operating Income	$21.1	$5.7	Favorable
Operating Income Margin	9.9%	3.1%
Six months ending June 30
Total Segment Net Sales(1)	$411.5	$348.8	18.0%
Operating Income	$31.4	$7.9	Favorable
Operating Income Margin	7.6%	2.3%

(1)	Virtually all Wood Flooring products are sold in the Americas, primarily in the U.S.

Net sales for the second quarter and the first six months increased by $32.5 million and $62.7 million, respectively. Units sold of pre-finished solid and engineered hardwood floors increased by approximately 14% and 3%, respectively, in the second quarter and 15% and 4%, respectively, in the first six months due to the strong U.S. residential market. Net sales were also positively impacted by the price increases implemented for solid wood flooring products (see “Overview – Factors Affecting Revenues”).

Operating income in the second quarter and first six months increased by $15.4 million and $23.5 million, respectively, from the same periods in 2003. For both the quarter and six months, the increase was due to the previously described price increases and the sales volume gains, and lower manufacturing overhead costs resulting from the previously described cost reduction initiatives, partially offset by higher lumber costs.

Textiles and Sports Flooring (“TSF”)

	2004	2003	Change is Favorable/(Unfavorable)
			As Reported	Excluding Effects of Foreign Exchange Rates(1)
Three months ending June 30
Total Segment Net Sales	$65.1	$67.1	(3.0)%	(8.7)%
Operating (Loss)	$(1.7)	$(3.1)	Favorable	Favorable
Operating (Loss) Margin	(2.6)%	(4.6)%
Six months ending June 30
Total Segment Net Sales	$127.4	$129.1	(1.3)%	(11.4)%
Operating (Loss)	$(3.6)	$(9.1)	Favorable	Favorable
Operating (Loss) Margin	(2.8)%	(7.0)%

(1)	Excludes favorable/(unfavorable) foreign exchange rate effect in translation: Three months - $4.2 million on net sales and $(0.1) million on operating income; Six months - $14.7 million on net sales and $(1.1) million on operating income.

Net sales decreased for the second quarter and first six months primarily from volume declines in our carpet products and due to weak economic conditions in our primary markets.

Operating losses in the second quarter and first six months decreased from the same periods in 2003. In the quarter and six months, reduced manufacturing expenses from the previously described cost reduction initiatives and lower raw material costs, and the effects of selling price increases partially offset the negative impact of the sales volume declines. Additionally, TSF recorded a net reversal of $0.3 million for restructuring activities in the first six months of 2004, compared to a $3.0 million restructuring charge in 2003.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Building Products

	2004	2003	Change is Favorable
			As Reported	Excluding Effects of Foreign Exchange Rates(1)
Three months ending June 30
Net Sales:
Americas	$145.3	$131.0	10.9%	10.5%
Europe	89.0	74.7	19.1%	10.7%
Pacific	13.0	11.0	18.2%	12.1%

Total Segment Net Sales	$247.3	$216.7	14.1%	10.6%
Operating Income	$38.4	$27.8	38.1%	34.7%
Operating Income Margin	15.5%	12.8%
Six months ending June 30
Net Sales:
Americas	$280.9	$255.2	10.1%	9.2%
Europe	173.0	149.0	16.1%	4.7%
Pacific	23.4	19.6	19.4%	11.4%

Total Segment Net Sales	$477.3	$423.8	12.6%	7.6%
Operating Income	$66.3	$45.6	45.4%	38.4%
Operating Income Margin	13.9%	10.8%

(1)	Excludes favorable foreign exchange rate effect in translation: Three months - $6.8 million on net sales and $0.7 million on operating income; Six months - $19.7 million on net sales and $2.3 million on operating income.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Americas increased 10.5% for the second quarter and 9.2% for the first six months. Unit volume to the U.S. Commercial markets increased by approximately 6% for the quarter and 7% for the six months, primarily due to improved market conditions. Net sales also benefited from the previously described pricing initiatives and positive unit volume gains in the Latin American markets.

Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets increased 10.7% for the second quarter and 4.7% for the first six months. In the second quarter, the volume of mineral fiber product sold to Western European countries was even to last year, with the first six months declining by 2%, while the volume of product sold in the emerging markets of Eastern Europe (primarily Russia) increased by approximately 16% in the second quarter and 10% in the first six months. Products sold to the emerging markets tend to have lower margin than products sold in Western Europe. Excluding the translation effect of changes in foreign exchange rates, net sales of metal ceilings were 3% lower in the second quarter, but increased 2% in the first six months.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific area increased $1.4 million for the second quarter and $2.4 million for the first six months primarily due to strong activity in the Chinese and Australian markets.

Excluding the translation effect of changes in foreign exchange rates, operating income increased approximately 35% for the second quarter and 38% for the first six months, primarily due to the increased sales activity, favorable production efficiencies and higher equity earnings from our WAVE joint venture. Operating income also benefited in the first six months by $1.3 million from recording the effect of the Medicare Act. Partially offsetting these gains were expenses associated with the cost reduction initiative in The Netherlands, increased raw material and energy costs, wage and salary increases, and employee bonus accruals.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Cabinets

	2004	2003	Change is Favorable

Three months ending June 30
Total Segment Net Sales(1)	$55.1	$53.2	3.6%
Operating Income/(Loss)	$1.5	$(2.4)	Favorable
Operating Income/(Loss) Margin	2.7%	(4.5)%
Six months ending June 30
Total Segment Net Sales(1)	$106.3	$105.1	1.1%
Operating Income/(Loss)	$2.1	$(6.0)	Favorable
Operating Income/(Loss) Margin	2.0%	(5.7)%

(1)	All Cabinets products are sold in the Americas, primarily in the U.S.

Net sales in the second quarter and first six months increased primarily due to the effects of the previously described price increases and sales of higher priced products.

Operating income in the second quarter and first six months improved from the same periods in 2003, due to the increased sales and reduced manufacturing costs, partially offset by higher employee bonus accruals.

All Other

The All Other segment contributed operating income of $0.8 million and $0.5 million in the second quarters of 2004 and 2003, respectively, and $1.3 million and $0.9 million for the first six months 2004 and 2003, respectively, reflecting the equity in earnings from the investment in Interface Solutions, Inc.

Unallocated Corporate Expense

Unallocated corporate expense of $17.0 million in the second quarter of 2004 decreased from $81.0 million in 2003. Unallocated corporate expense of $28.9 million in the first six months of 2004 decreased from $98.1 million in 2003. In both the quarter and six months, 2003 expenses included a $73 million non-cash charge related to management’s updated assessment of probable asbestos-related insurance asset recoveries. 2003 also reflected reductions in employee bonus accruals, which included the reversal of $3.5 million accrued in prior periods. In both the quarter and six months, 2004 expenses included $4.6 million to increase employee bonus accruals and a $3.5 million charge for an environmental matter. Expenses were reduced in the first six months by $0.8 million from recording the effect of the Medicare Act.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

As shown on the Condensed Consolidated Statements of Cash Flows, our cash and cash equivalents balance increased by $10.0 million in the first six months of 2004, compared to a $61.1 million decrease in 2003.

Operating activities in the first six months of 2004 provided $38.7 million of net cash, compared to using $32.6 million in the same period of 2003. Net earnings of $5.1 million in 2004 were $37.5 million higher than the net loss in 2003. While 2004’s results included a $60.0 million non-cash goodwill impairment loss, 2003’s results included a $73 million non-cash charge related to management’s updated assessment of probable asbestos-related insurance asset recoveries. Accounts payable and accrued expenses increased by $35.6 million in 2004 and decreased by $23.4 million in 2003, with the year-to-year change primarily due to increased accruals for employee bonuses and increased trade payables.

Net cash used for investing activities was $37.4 million in the first six months of 2004, compared to $30.8 million in 2003. In 2004, we have not received any distribution from our equity affiliates, while in 2003 we received $7 million. WAVE is evaluating an upcoming debt maturity to ensure they have adequate liquidity before making additional distributions.

Net cash totaling $9.6 million was provided by our financing activities in the first six months of 2004, compared to $1.9 million used in the same period of 2003. The year-to-year change was primarily due to certain subsidiaries that are not participating in our Chapter 11 Case increasing their short-term borrowing in 2004.

Balance Sheet and Liquidity

Changes in significant balance sheet accounts and groups of accounts from December 31, 2003 to June 30, 2004 are as follows:

	June 30, 2004	December 31, 2003	Increase
Cash and cash equivalents	$494.3	$484.3	$10.0
Current assets, excluding cash and cash equivalents	966.2	874.5	91.7

Current assets	$1,460.5	$1,358.8	$101.7

The increase in cash and cash equivalents was described above (see “Cash Flow”). The increase in current assets, excluding cash and cash equivalents was primarily due to the increase in accounts receivable from higher sales and the increase in inventory, primarily for Wood Flooring.

	June 30, 2004	December 31, 2003	(Decrease)
Property, plant and equipment, less accumulated depreciation and amortization (“PP&E”)	$1,224.3	$1,267.3	$(43.0)

The decrease was primarily due to expenditures for PP&E during the first six months of 2004 being less than depreciation and amortization.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

DIP Facility

AWI has a $75 million debtor-in-possession credit facility that currently is limited to issuances of letters of credit. This facility is scheduled to mature on December 8, 2004. Obligations to reimburse drawings under the letters of credit constitute a super-priority administrative expense claim in the Chapter 11 Case. There were no outstanding borrowings under the DIP Credit Facility as of June 30, 2004 or December 31, 2003 but, as of June 30, 2004 and December 31, 2003, AWI had $37.3 million and $22.8 million, respectively, in letters of credit outstanding that were issued pursuant to the DIP Credit Facility. The DIP Credit Facility contains several covenants including, among other things, limits on asset sales and capital expenditures and a required ratio of debt to cash flow. We are in compliance with all of the DIP Facility covenants. The covenants have not impaired our operating ability. In connection with implementation of the POR, we expect to replace this facility with a new facility that would provide reorganized Armstrong with greater borrowing capacity and which will have debt covenants yet to be negotiated. In the event the POR has not been implemented before December 8, 2004, we will pursue a third extension of the facility.

Liquidity

Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal needs, if required. For certain international operations, we had lines of credit of $49.3 million at June 30, 2004, of which $26.5 million was used and $22.8 million was available. However, these lines of credit are uncommitted, and poor operating results or credit concerns at the related foreign subsidiaries could result in the lines being withdrawn by the lenders. One credit provider has indicated they wish us to seek alternative financing for a credit line equivalent to approximately $6 million by September 2004. The credit line is not in violation of any covenants. We believe that working cash requirements can be met utilizing existing credit lines while we seek replacement financing. Additionally, we have letter of credit issuance capabilities under the DIP facility (described above). We believe that cash on hand and generated from operations, together with lines of credit and the DIP facility, will be adequate to address our foreseeable liquidity needs in the normal course of business operations and for scheduled non-filer debt obligations. Cash and liquidity needs will change significantly at the time of emergence, the timing of which remains uncertain. AWI’s POR provides a plan to meet these requirements (see Note 2).

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

(b) Changes in Internal Control Over Financial Reporting . No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12 of the Condensed Consolidated Financial Statements for a full description of our legal proceedings.

Item 6.	Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

Exhibits

No. 2	(a)	Armstrong World Industries, Inc.’s Fourth Amended Plan of Reorganization submitted to the Bankruptcy Court for the District of Delaware, and as modified by modifications filed with the Bankruptcy Court on October 17, 2003 and November 10, 2003 is incorporated by reference from the 2003 Annual Report on Form 10-K wherein it appeared as Exhibit 2(a).

No. 2	(b)	Armstrong World Industries, Inc.’s Disclosure Statement submitted to the U.S. District Court for the District of Delaware is incorporated by reference from the Current Report filed on Form 8-K on May 23, 2003.

No. 2	(c)	Certain Exhibits to Armstrong World Industries, Inc.’s Fourth Amended Plan of Reorganization submitted to the U.S. District Court for the District of Delaware are incorporated by reference from the Current Report filed on Form 8-K on September 8, 2003.

No. 2	(d)	Armstrong World Industries, Inc.’s Revised Projected Financial Information submitted to the U.S. Bankruptcy Court for the District of Delaware, constituting Exhibit C to the Disclosure Statement, is incorporated by reference from the Current Report filed on Form 8-K on November 20, 2003 wherein it appeared as Exhibit 99.1.

No. 2	(e)	Armstrong Holdings, Inc. Plan of Dissolution, Winding Up and Distribution is incorporated by reference from Exhibit A to the Proxy Statement of Armstrong Holdings, Inc. filed on October 16, 2003.

No. 3	(a)	Armstrong Holdings, Inc.’s Amended and Restated Articles of Incorporation are incorporated by reference from Exhibit 3.1(i) to Armstrong Holdings, Inc.’s Report on Form 8-K dated May 9, 2000.

No. 3	(b)	Armstrong Holdings, Inc.’s Bylaws, effective May 1, 2000 are incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 3(b).

No. 3	(c)	Armstrong World Industries, Inc.’s restated Articles of Incorporation, as amended, are incorporated by reference from Armstrong World Industries, Inc.’s 1994 Annual Report on Form 10-K wherein they appear as Exhibit 3(b).

No. 3	(d)	Armstrong World Industries, Inc.’s Bylaws as amended November 9, 2000 are incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 3(d).

No. 4	(a)	Armstrong Holdings, Inc.’s Shareholder Summary of Rights to Purchase Preferred Stock dated as of March, 14, 2000 is incorporated by reference from Armstrong Holdings, Inc.’s registration statement on Form 8-K dated May 9, 2000, wherein it appeared as Exhibit 99.2.

No. 4	(b)	Armstrong World Industries, Inc.’s Retirement Savings and Stock Ownership Plan effective as of October 1, 1996, as amended April 12, 2001 is incorporated by reference from Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, wherein it appeared as Exhibit 4.*

No. 4	(c)	Armstrong World Industries, Inc.’s $450,000,000 Credit Agreement (5-year) dated as of October 29, 1998, among Armstrong World Industries, Inc., The Chase Manhattan Bank, as administrative agent, and the banks listed therein, is incorporated by reference from Armstrong World Industries, Inc.’s 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(f).

No. 4	(d)	Armstrong World Industries, Inc.’s Indenture, dated as of August 6, 1996, between Armstrong World Industries, Inc. and The Chase Manhattan Bank, formerly known as Chemical Bank, as successor to Mellon Bank, N.A., as Trustee, is incorporated by reference from Armstrong World Industries, Inc.’s registration statement on Form S-3/A dated August 14, 1996, wherein it appeared as Exhibit 4.1.

No. 4	(e)	Instrument of Resignation, Appointment and Acceptance dated as of December 1, 2000 among Armstrong World Industries, Inc., The Chase Manhattan Bank and Wells Fargo Bank Minnesota, National Association, regarding Armstrong World Industries, Inc.’s Indenture, dated as of August 6, 1996, between Armstrong World Industries, Inc. and The Chase Manhattan Bank, formerly known as Chemical Bank, as successor to Mellon Bank, N.A., as Trustee, is incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 4(e).

No. 4	(f)	Copy of portions of Armstrong World Industries, Inc.’s Board of Directors’ Pricing Committee’s resolutions establishing the terms and conditions of $200,000,000 of 6.35% Senior Notes Due 2003 and $150,000,000 of 6 1/2% Senior Notes Due 2005, is incorporated by reference from Armstrong World Industries, Inc.’s 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(h).

No. 4	(g)	Copy of portions of Armstrong World Industries, Inc.’s Board of Directors’ Pricing Committee’s resolutions establishing the terms and conditions of $180,000,000 of 7.45% Senior Quarterly Interest Bonds Due 2038, is incorporated by reference from Armstrong World Industries, Inc.’s 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(i).

No. 4	(h)	Note Purchase Agreement dated June 19, 1989 for 8.43% Series A Guaranteed Serial ESOP Notes due 1989 –2001 and 9.00% Series B Guaranteed Serial ESOP Notes due 2000-2004 for the Armstrong World Industries, Inc. Employee Stock Ownership Plan (“Share in Success Plan”) Trust, with Armstrong World Industries, Inc. as guarantor is incorporated by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s registration statement on Form 10-Q for the quarter ended September 30, 2000, wherein it appeared as Exhibit 4(a).

No. 4	(i)	Armstrong World Industries, Inc.’s $300,000,000 Revolving Credit and Guarantee Agreement dated December 6, 2000, between Armstrong World Industries, Inc. and The Chase Manhattan Bank and the banks referenced therein; the First Amendment to this Agreement, dated February 2, 2001; and the Amendment Letter to this Agreement, dated February 28, 2001, are incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 4(i).

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

No. 4	(j)	Amendment to Armstrong World Industries, Inc.’s Debtor in Possession Credit Facility dated October 31, 2003 is incorporated by reference from the 2003 Annual Report on Form 10-K wherein it appeared as Exhibit 4(j).

No. 4	(k)	Indenture, dated as of March 15, 1988, between Armstrong World Industries, Inc. and Morgan Guaranty Trust Company of New York, as Trustee, as to which The First National Bank of Chicago is successor trustee, (relating to Armstrong World Industries, Inc.’s $125 million 9-3/4% Debentures due 2008 and Series A Medium Term Notes) is incorporated by reference from Armstrong World Industries, Inc.’s 1995 Annual Report on Form 10-K wherein it appeared as Exhibit 4(c). (SEC File No. 1-2116)

No. 4	(l)	Senior Indenture dated as of December 23, 1998 between Armstrong World Industries, Inc. and First National Bank of Chicago, as Trustee, is incorporated by reference from Armstrong World Industries, Inc.’s Registration Statement on Form S-3 (File No. 333 - 74501) dated March 16, 1999, wherein it appeared as Exhibit 4.3.

No. 4	(m)	Global Note representing $200 million of 7.45% Senior Notes due 2029 is incorporated by reference from Armstrong World Industries, Inc.’s Report on Form 8-K which was filed with the Commission on May 29, 1999, wherein it appeared as Exhibit 4.2.

No. 4	(n)	Agreement and Plan of Merger, dated as of June 30, 1999 by and among AISI Acquisition Corp. and Armstrong World Industries, Inc. and Armstrong Industrial Specialties, Inc. is incorporated by reference from Armstrong World Industries, Inc.’s Report on Form 8-K filed on July 14, 1999, wherein it appeared as Exhibit 1.

No. 10	(i)(a)	Armstrong World Industries, Inc.’s Agreement Concerning Asbestos-Related Claims dated June 19, 1985, (the “Wellington Agreement”) among Armstrong World Industries, Inc. and other companies is incorporated by reference from Armstrong World Industries, Inc.’s 1997 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(a). (SEC File No. 1-2116)

No. 10	(i)(b)	Producer Agreement concerning Center for Claims Resolution, as amended, among Armstrong World Industries, Inc. and other companies is incorporated by reference from Armstrong World Industries, Inc.’s 1999 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(b).

No. 10	(iii)(a)	Armstrong World Industries, Inc.’s Long Term Stock Incentive Plan is incorporated by reference from Armstrong World Industries, Inc.’s 1998 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(j). *

No. 10	(iii)(b)	Armstrong World Industries, Inc.’s Directors’ Retirement Income Plan, as amended, is incorporated by reference from Armstrong World Industries, Inc.’s 1996 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(c).* (SEC File No. 1-2116)

No. 10	(iii)(c)	Armstrong World Industries, Inc. and Armstrong Holdings, Inc.’s Management Achievement Plan for Key Executives, as amended February 26, 2001, is incorporated by reference from the 2000 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(d). *

No. 10	(iii)(d)	Armstrong World Industries, Inc.’s Retirement Benefit Equity Plan (formerly known as the Excess Benefit Plan), as amended January 1, 2000, is incorporated by reference from Armstrong World Industries, Inc.’s 1999 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(e).*

No. 10	(iii)(e)	Armstrong Holdings, Inc.’s Deferred Compensation Plan, as amended May 1, 2000, is incorporated by reference from the 2000 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(f).*

No. 10	(iii)(f)	Armstrong World Industries, Inc.’s Employment Protection Plan for Salaried Employees of Armstrong World Industries, Inc., as amended, is incorporated by reference from Armstrong World Industries, Inc.’s 1994 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(g). * (SEC File No. 1-2116)

No. 10	(iii)(g)	Armstrong World Industries, Inc.’s Restricted Stock Plan For Non-employee Directors, as amended, is incorporated by reference from Armstrong World Industries, Inc.’s 1996 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(h). * (SEC File No. 1-2116)

No. 10	(iii)(h)	Armstrong World Industries, Inc.’s Severance Pay Plan for Salaried Employees, as amended January 1, 2003, is incorporated by reference from the 2003 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(h).*

No. 10	(iii)(i)	Armstrong World Industries, Inc.’s 1999 Long Term Stock Incentive Plan is incorporated by reference from Armstrong World Industries, Inc.’s 1999 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(j).*

No. 10	(iii)(j)	Form of Change in Control Agreement between Armstrong World Industries, Inc. and certain of its officers is incorporated herein by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 10(iii)(k), together with a schedule identifying those executives and the material differences among the agreements to which each executive is a party is incorporated by reference from the 2003 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(j). *

No. 10	(iii)(k)	Change in Control Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart, dated August 7, 2000 is incorporated by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, wherein it appeared as Exhibit 10(e). *

No. 10	(iii)(l)	Form of Indemnification Agreement between Armstrong Holdings, Inc., Armstrong World Industries, Inc. and Messrs. Arnelle, Campbell, Krol, Marley, Stead and Ms. Owades, is incorporated by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, wherein it appeared as Exhibit 10(iii)(a). *

No. 10	(iii)(m)	Form of Indemnification Agreement between Armstrong Holdings, Inc. and certain of its Directors and Officers dated October 20, 2000 is incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 10(iii)(o), together with a schedule identifying those Directors and Officers and the material differences among the agreements to which each executive is a party is incorporated by reference from the 2003 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(m).*

No. 10	(iii)(n)	Form of Indemnification Agreement between Armstrong World Industries, Inc. and certain of its Directors and Officers is incorporated herein by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 10(iii)(p), together with a schedule dated October 20, 2000, identifying those Directors and Officers and the material differences among the agreements to which each executive is a party is incorporated by reference from the 2003 Annual Report on From 10-K where it appeared as Exhibit 10 (iii)(n). *

No. 10	(iii)(o)	Form of Indemnification Agreement between Armstrong Holdings, Inc. and M. Edward Sellers, dated May 1, 2001 is incorporated herein by reference from the 2001 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(s).*

No. 10	(iii)(p)	Form of Indemnification Agreement between Armstrong World Industries, Inc. and Leonard A. Campanaro, David E. Gordon and Barry M. Sullivan, is incorporated by reference from Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, wherein it appeared as Exhibit 10.*

No. 10	(iii)(q)	Form of Indemnification Agreement between Armstrong Holdings, Inc. and Armstrong World Industries, Inc. and Ms. Ruth M. Owades and Mr. John J. Roberts is incorporated by reference from the 2003 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(q).*

No. 10	(iii)(r)	Armstrong World Industries, Inc.’s Bonus Replacement Retirement Plan, dated as of January 1, 1998, as amended, is incorporated by reference from Armstrong World Industries, Inc.’s 1998 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(m). *

No. 10	(iii)(s)	Employment Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart dated August 7, 2000 is incorporated by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(a). *

No. 10	(iii)(t)	Amendment to August 7, 2000 Employment Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart is incorporated by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, wherein it appeared as Exhibit 10. *

No. 10	(iii)(u)	Order Authorizing and Approving Retention Program for Key Employees and Approving Assumption of Executory Contracts dated April 18, 2001 is incorporated by reference from the 2001 Annual Report of Form 10-K wherein it appeared as Exhibit 10(iii)(u).

No. 10	(iii)(v)	Armstrong Holdings, Inc.’s Stock Award Plan is incorporated by reference from Armstrong Holdings, Inc.’s registration statement on Form S-8 filed August 16, 2000, wherein it appeared as Exhibit 4.1. *

No. 10	(iii)(w)	Terms of Restricted Stock for Stock Option Exchange Program Offered to Employees and Schedule of Participating Officers is incorporated by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(i). *

No. 10	(iii)(x)	Management Services Agreement between Armstrong Holdings, Inc. and Armstrong World Industries, Inc., dated August 7, 2000 is incorporated by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(g). *

No. 10	(iii)(y)	Agreement between Armstrong Holdings, Inc. and Armstrong World Industries, Inc. and Triangle Pacific Corp. dated November 14, 2000 is incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 10(iii)(bb). *

No. 10	(iii)(z)	Form of Amendment of Restricted Stock Award Agreements between AHI and the following executive officers: M.D. Lockhart, M.J. Angello, S.J. Senkowski and W.C. Rodruan dated July 22, 2002 is incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 wherein it appeared as Exhibit 10.

No. 10(iii)(aa)	Settlement and Release Agreement between Armstrong Holdings, Inc., Armstrong Worldwide, Inc. and Armstrong World Industries, Inc. dated May 9, 2003 is incorporated by reference from the 2003 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(aa).*

No. 14	The Code of Business Conduct and the Code of Ethics for Financial Professionals are available through Armstrong’s internet web site at www.armstrong.com.

No. 15	Awareness Letter from Independent Registered Public Accounting Firm.

No. 31.1	Certification of Principal Executive Officer of Armstrong Holdings, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.2	Certification of Principal Financial Officer of Armstrong Holdings, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.3	Certification of Principal Executive Officer of Armstrong World Industries, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.4	Certification of Principal Financial Officer of Armstrong World Industries, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 32.1	Certification of Chief Executive Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No. 32.2	Certification of Chief Financial Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory Plan or Management Contract

(b)	The following Current Reports were filed on Form 8-K since the first quarter of 2004.

1)	On April 29, 2004, a Current Report was filed under Items 5 and 12 of Form 8-K related to Steve Senkowski’s election to the additional posts of Executive Vice President of both Armstrong Holdings, Inc. and Armstrong World Industries, Inc. and a press release of the same date regarding financial results for fiscal quarter ended March 31, 2004.

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
William C. Rodruan, Vice President and Controller (Principal Accounting Officer)

Date: July 29, 2004

EXHIBIT INDEX

Exhibit No.

No. 15	Awareness Letter from Independent Registered Public Accounting Firm.

No. 31.1	Certification of Principal Executive Officer of Armstrong Holdings, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.2	Certification of Principal Financial Officer of Armstrong Holdings, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.3	Certification of Principal Executive Officer of Armstrong World Industries, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.4	Certification of Principal Financial Officer of Armstrong World Industries, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 32.1	Certification of Chief Executive Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No. 32.2	Certification of Chief Financial Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.