Form 10-K/A
period 2003-12-31
ARMSTRONG WORLD INDUSTRIES INC; ARMSTRONG HOLDINGS INC /PA/
filed 2004-11-04
CIK 7431, 1109304

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Documents Incorporated by Reference

None

EXPLANATORY NOTE

In October 2004, we requested guidance from the staff of the Securities and Exchange Commission (“SEC”) on interpreting Regulation S-X rules 1-02(w) and 3-09. The SEC staff advised us that their interpretation of the rules is that our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 should have included the audited financial statements of WAVE (Worthington Armstrong Venture), our 50% equity investment, as of and for the three years ended December 31, 2003. Our 2003 Form 10-K included condensed financial information on WAVE. This Amendment No. 2 on Form 10-K/A is being filed to include the audited financial statements of WAVE as Exhibit 99.1 and amends and restates in its entirely Item 15 of the 2003 Form 10-K. Our Form 10-Q for the quarter ended September 30, 2004 includes summarized income statement information of WAVE for each of the first three quarters of 2004. In connection with the filing of this Amendment No. 2, we are including as exhibits currently dated certifications of our chief executive officer and chief financial officer and a currently dated consent letter from WAVE’s independent auditors.

The remainder of the 2003 Form 10-K is not reproduced in this amendment, and this amendment does not reflect events that have occurred after the original filing of the Form 10-K or, except as indicated above, update the information set forth in the Form 10-K subsequent to such original filing date.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a	)(1)(2)	The financial statements and schedules of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. filed as a part of this Annual Report on Form 10-K are listed in the “Index to Financial Statements and Schedules” on page 46.

(a	)(2)	The financial statement schedule required to file pursuant by Item 15(d) of Form 10-K are: Worthington Armstrong Venture consolidated financial statements as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 (filed herewith as Exhibit 99.1)

(a	)(3)	The following exhibits are filed as a part of this Annual Report on Form 10-K:

Exhibit No.	Description
No. 2(a)	Armstrong World Industries, Inc.’s Fourth Amended Plan of Reorganization submitted to the Bankruptcy Court for the District of Delaware is incorporated by reference from the Current Report filed on Form 8-K on May 23, 2003, and as modified by modifications filed with the Bankruptcy Court on October 17, 2003 and November 10, 2003.

No 2(b)	Armstrong World Industries, Inc.’s Disclosure Statement submitted to the U.S. District Court for the District of Delaware is incorporated by reference from the Current Report filed on Form 8-K on May 23, 2003.

No. 2(c)	Certain Exhibits to Armstrong World Industries, Inc.’s Fourth Amended Plan of Reorganization submitted to the U.S. District Court for the District of Delaware are incorporated by reference from the Current Report filed on Form 8-K on September 8, 2003.

No. 2(d)	Armstrong World Industries, Inc.’s Revised Projected Financial Information submitted to the U.S. Bankruptcy Court for the District of Delaware, constituting Exhibit C to the Disclosure Statement, is incorporated by reference from the Current Report filed on Form 8-K on November 20, 2003 wherein it appeared as Exhibit 99.1.

No. 2(e)	Armstrong Holdings, Inc. Plan of Dissolution, Winding Up and Distribution is incorporated by reference from Exhibit A to the Proxy Statement of Armstrong Holdings, Inc. filed on October 16, 2003.

No. 3(a)	Armstrong Holdings, Inc.’s Amended and Restated Articles of Incorporation are incorporated herein by reference from Exhibit 3.1(i) to Armstrong Holdings, Inc.’s Report on Form 8-K dated May 9, 2000.

No. 3(b)	Armstrong Holdings, Inc.’s Bylaws, effective May 1, 2000 are incorporated herein by reference from 2000 Annual Report on Form 10-K wherein they appear as Exhibit 3(b).

No. 3(c)	Armstrong World Industries, Inc.’s restated Articles of Incorporation, as amended, are incorporated by reference herein from Armstrong World Industries, Inc.’s 1994 Annual Report on Form 10-K wherein they appear as Exhibit 3(b).

No. 3(d)	Armstrong World Industries, Inc.’s Bylaws as amended November 9, 2000 are incorporated herein by reference from 2000 Annual Report on Form 10-K wherein they appear as Exhibit 3(d).

No. 4(a)	Armstrong Holdings, Inc.’s Shareholder Summary of Rights to Purchase Preferred Stock dated as of March, 14, 2000 is incorporated by reference herein from Armstrong Holdings, Inc.’s registration statement on Form 8-K dated May 9, 2000, wherein it appeared as Exhibit 99.2.

No. 4(b)	Armstrong World Industries, Inc.’s Retirement Savings and Stock Ownership Plan effective as of October 1, 1996, as amended April 12, 2001 is incorporated by reference herein from Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, wherein it appeared as Exhibit 4.*

No. 4(c)	Armstrong World Industries, Inc.’s $450,000,000 Credit Agreement (5-year) dated as of October 29, 1998, among Armstrong World Industries, Inc., The Chase Manhattan Bank, as administrative agent, and the banks listed therein, is incorporated herein by reference from Armstrong World Industries, Inc.’s 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(f).

No. 4(d)	Armstrong World Industries, Inc.’s Indenture, dated as of August 6, 1996, between Armstrong World Industries, Inc. and The Chase Manhattan Bank, formerly known as Chemical Bank, as successor to Mellon Bank, N.A., as Trustee, is incorporated herein by reference from Armstrong World Industries, Inc.’s registration statement on Form S-3/A dated August 14, 1996, wherein it appeared as Exhibit 4.1.

No 4(e)	Instrument of Resignation, Appointment and Acceptance dated as of December 1, 2000 among Armstrong World Industries, Inc., The Chase Manhattan Bank and Wells Fargo Bank Minnesota, National Association, regarding Armstrong World Industries, Inc.’s Indenture, dated as of August 6, 1996, between Armstrong World Industries, Inc. and The Chase Manhattan Bank, formerly known as Chemical Bank, as successor to Mellon Bank, N.A., as Trustee, is incorporated herein by reference from 2000 Annual Report on Form 10-K wherein they appear as Exhibit 4(e).

No. 4(f)	Copy of portions of Armstrong World Industries, Inc.’s Board of Directors’ Pricing Committee’s resolutions establishing the terms and conditions of $200,000,000 of 6.35% Senior Notes Due 2003 and $150,000,000 of 6 1/2% Senior Notes Due 2005, is incorporated herein by reference from Armstrong World Industries, Inc.’s 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(h).

No. 4(g)	Copy of portions of Armstrong World Industries, Inc.’s Board of Directors’ Pricing Committee’s resolutions establishing the terms and conditions of $180,000,000 of 7.45% Senior Quarterly Interest Bonds Due 2038, is incorporated herein by reference from Armstrong World Industries, Inc.’s 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(i).

No. 4(h)	Note Purchase Agreement dated June 19, 1989 for 8.43% Series A Guaranteed Serial ESOP Notes due 1989 –2001 and 9.00% Series B Guaranteed Serial ESOP Notes due 2000-2004 for the Armstrong World Industries, Inc. Employee Stock Ownership Plan (“Share in Success Plan”) Trust, with Armstrong World Industries, Inc. as guarantor is incorporated by reference herein from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s registration statement on Form 10-Q for the quarter ended September 30, 2000, wherein it appeared as Exhibit 4(a).

No. 4(i)	Armstrong World Industries, Inc.’s $300,000,000 Revolving Credit and Guarantee Agreement dated December 6, 2000, between Armstrong World Industries, Inc. and The Chase Manhattan Bank and the banks referenced therein; the First Amendment to this Agreement, dated February 2, 2001; and the Amendment Letter to this Agreement, dated February 28, 2001, is incorporated herein by reference from 2000 Annual Report on Form 10-K wherein they appear as Exhibit 4(i).

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

No. 4(j)	Amendment to Armstrong World Industries, Inc.’s Debtor in Possession Credit Facility dated October 31, 2003.

No. 4(k)	Indenture, dated as of March 15, 1988, between Armstrong World Industries, Inc. and Morgan Guaranty Trust Company of New York, as Trustee, as to which The First National Bank of Chicago is successor trustee, (relating to Armstrong World Industries, Inc.’s $125 million 9 3/4% Debentures due 2008 and Series A Medium Term Notes) is incorporated herein by reference from Armstrong World Industries, Inc.’s 1995 Annual Report on Form 10-K wherein it appeared as Exhibit 4(c). (SEC File No. 1-2116)

No. 4(l)	Senior Indenture dated as of December 23, 1998 between Armstrong World Industries, Inc. and First National Bank of Chicago, as Trustee, is incorporated herein by reference from Armstrong World Industries, Inc.’s Registration Statement on Form S-3 (File No. 333- 74501) dated March 16, 1999, wherein it appeared as Exhibit 4.3.

No. 4(m)	Global Note representing $200 million of 7.45% Senior Notes due 2029 is incorporated by reference herein from Armstrong World Industries, Inc.’s Report on Form 8-K which was filed with the Commission on May 29, 1999, wherein it appeared as Exhibit 4.2.

No. 4(n)	Agreement and Plan of Merger, dated as of June 30, 1999 by and among AISI Acquisition Corp. and Armstrong World Industries, Inc and Armstrong Industrial Specialties, Inc. is incorporated by reference herein from Armstrong World Industries, Inc.’s Report on Form 8- K filed on July 14, 1999, wherein it appeared as Exhibit 1.

No. 10(i)(a)	Armstrong World Industries, Inc.’s Agreement Concerning Asbestos-Related Claims dated June 19, 1985, (the “Wellington Agreement”) among Armstrong World Industries, Inc. and other companies is incorporated by reference herein from Armstrong World Industries, Inc.’s 1997 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(a). (SEC File No. 1-2116)

No. 10(i)(b)	Producer Agreement concerning Center for Claims Resolution, as amended, among Armstrong World Industries, Inc. and other companies is incorporated by reference herein from Armstrong World Industries, Inc.’s 1999 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(b).

No. 10(iii)(a)	Armstrong World Industries, Inc.’s Long Term Stock Incentive Plan is incorporated by reference herein from Armstrong World Industries, Inc.’s 1998 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(j). *

No. 10(iii)(b)	Armstrong World Industries, Inc.’s Directors’ Retirement Income Plan, as amended, is incorporated by reference herein from Armstrong World Industries, Inc.’s 1996 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(c).* (SEC File No. 1-2116)

No. 10(iii)(c)	Armstrong World Industries, Inc. and Armstrong Holdings, Inc.’s Management Achievement Plan for Key Executives, as amended February 26, 2001, is incorporated herein by reference from 2000 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(d). *

No. 10(iii)(d)	Armstrong World Industries, Inc.’s Retirement Benefit Equity Plan (formerly known as the Excess Benefit Plan), as amended January 1, 2000 is incorporated by reference herein from Armstrong World Industries, Inc.’s 1999 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(e).*

No. 10(iii)(e)	Armstrong Holdings, Inc.’s Deferred Compensation Plan, as amended May 1, 2000, is incorporated herein by reference from 2000 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(f).*

No. 10(iii)(f)	Armstrong World Industries, Inc.’s Employment Protection Plan for Salaried Employees of Armstrong World Industries, Inc., as amended, is incorporated by reference herein from Armstrong World Industries, Inc.’s 1994 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(g). * (SEC File No. 1-2116)

No. 10(iii)(g)	Armstrong World Industries, Inc.’s Restricted Stock Plan For Non-employee Directors, as amended, is incorporated by reference herein from Armstrong World Industries, Inc.’s 1996 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(h). * (SEC File No. 1-2116)

No. 10(iii)(h)	Armstrong World Industries, Inc.’s Severance Pay Plan for Salaried Employees, as amended January 1, 2003. *

No. 10(iii)(i)	Armstrong World Industries, Inc.’s 1999 Long Term Stock Incentive Plan is incorporated by reference herein from Armstrong World Industries, Inc.’s 1999 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(j).*

No. 10(iii)(j)	Form of Change in Control Agreement between Armstrong World Industries, Inc. and certain of its officers is incorporated herein by reference from 2000 Annual Report on Form 10-K wherein they appear as Exhibit 10(iii)(k), together with a schedule identifying those executives and the material differences among the agreements to which each executive is a party. *

No. 10(iii)(k)	Change in Control Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart, dated August 7, 2000 is incorporated by reference herein from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, wherein it appeared as Exhibit 10(e). *

No. 10(iii)(l)	Form of Indemnification Agreement between Armstrong Holdings, Inc., Armstrong World Industries, Inc. and Messrs. Arnelle, Campbell, Krol, Marley, Stead and Ms. Owades, is incorporated by reference herein from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, wherein it appeared as Exhibit 10(iii)(a). *

No. 10(iii)(m)	Form of Indemnification Agreement between Armstrong Holdings, Inc. and certain of its Directors and Officers dated October 20, 2000 is incorporated herein by reference from 2000 Annual Report on Form 10-K wherein they appear as Exhibit 10(iii)(o), together with a schedule identifying those Directors and Officers and the material differences among the agreements to which each executive is a party. *

No. 10(iii)(n)	Form of Indemnification Agreement between Armstrong World Industries, Inc. and certain of its Directors and Officers is incorporated herein by reference from 2000 Annual Report on Form 10-K wherein they appear as Exhibit 10(iii)(p), together with a schedule identifying those Directors and Officers dated October 20, 2000 and the material differences among the agreements to which each executive is a party. *

No. 10(iii)(o)	Form of Indemnification Agreement between Armstrong Holdings, Inc. and M. Edward Sellers, dated May 1, 2001 is incorporated herein by reference from 2001 Annual Report of Form 10-K wherein it appeared as Exhibit 10(iii)(s).*

No. 10(iii)(p)	Form of Indemnification Agreement between Armstrong World Industries, Inc. and Leonard A. Campanaro, David E. Gordon and Barry M. Sullivan, is incorporated herein by reference from Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, wherein it appeared as Exhibit 10.*

No. 10(iii)(q)	Form of Indemnification Agreement between Armstrong Holdings, Inc. and Armstrong World Industries, Inc. and Ms. Ruth M. Owades and Mr. John J. Roberts.*

No. 10(iii)(r)	Armstrong World Industries, Inc.’s Bonus Replacement Retirement Plan, dated as of January 1, 1998, as amended, is incorporated by reference herein from Armstrong World Industries, Inc.’s 1998 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(m). *

No. 10(iii)(s)	Employment Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart dated August 7, 2000 is incorporated herein by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(a). *

No. 10(iii)(t)	Amendment to August 7, 2000 employment agreement between Armstrong Holdings, Inc. and Michael D. Lockhart is incorporated by reference herein from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, wherein it appeared as Exhibit 10. *

No. 10(iii)(u)	Order Authorizing and Approving Retention Program for Key Employees and Approving Assumption of Executory Contracts dated April 18, 2001 is incorporated herein by reference from 2001 Annual Report of Form 10-K wherein it appeared as Exhibit 10(iii)(u).

No. 10(iii)(v)	Armstrong Holdings, Inc.’s Stock Award Plan is incorporated by reference herein from Armstrong Holdings, Inc.’s registration statement on Form S-8 filed August 16, 2000, wherein it appeared as Exhibit 4.1. *

No. 10(iii)(w)	Terms of Restricted Stock for Stock Option Exchange Program Offered to Employees and Schedule of Participating Officers is incorporated by reference herein from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(i). *

No. 10(iii)(x)	Management Services Agreement between Armstrong Holdings, Inc. and Armstrong World Industries, Inc., dated August 7, 2000 is incorporated by reference herein from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(g). *

No. 10(iii)(y)	Agreement between Armstrong Holdings, Inc. and Armstrong World Industries, Inc. and Triangle Pacific Corp. dated November 14, 2000 is incorporated herein by reference from 2000 Annual Report on Form 10-K wherein they appear as Exhibit 10(iii)(bb). *

No. 10(iii)(z)	Form of Amendment of Restricted Stock Award Agreements between AHI and the following executive officers: M.D. Lockhart, M.J. Angello, S.J. Senkowski and W.C. Rodruan dated July 22, 2002 is incorporated herein by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 wherein it appeared as Exhibit 10.

No. 10(iii)(aa)	Settlement and Release Agreement between Armstrong Holdings, Inc., Armstrong Worldwide, Inc. and Armstrong World Industries, Inc. dated May 9, 2003.

No. 11(a)	Computation for basic earnings per share.

No. 11(b)	Computation for diluted earnings per share.

No. 14	The Code of Business Conduct and the Code of Ethics for Financial Professionals, as mentioned in Item 10 of this Report are available through Armstrong’s internet web site at www.armstrong.com

No. 21	List of Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s domestic and foreign subsidiaries.

No. 23.1	Independent Auditors’ Consent

No. 23.2	Independent Auditors’ Consent

No. 24	Power of Attorney and authorizing resolution.

No. 31.1	Certification of Principal Executive Officer of Armstrong Holdings, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.2	Certification of Principal Financial Officer of Armstrong Holdings, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.3	Certification of Principal Executive Officer of Armstrong World Industries, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.4	Certification of Principal Financial Officer of Armstrong World Industries, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 32.1	Certification of Chief Executive Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No. 32.2	Certification of Chief Financial Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No. 99.1	Worthington Armstrong Venture consolidated financial statements as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001.

*	Management Contract or Compensatory Plan

(b) The following Current Reports were filed on Form 8-K since the third quarter of 2003.

1)	On October 15, 2003, a Current Report was filed under Item 5 of Form 8-K and Regulation FD related to the Bankruptcy Court’s approval of extending the deadline for creditors and claimants to vote on the Plan of Reorganization. The voting deadline was extended from October 17, 2003 to October 31, 2003.

2)	On October 31 2003, a Current Report was filed under Item 12 of Form 8-K related to a press release of the same date regarding financial results for the fiscal quarter ended September 30, 2003.

3)	On November 20, 2003, a Current Report was filed under Items 5 and 7 of Form 8-K and Regulation FD related to a press release concerning a hearing in its Chapter 11 Case, wherein the court proposed findings of fact and conclusions of law that would dismiss all remaining objections and approve the Plan of Reorganization. In connection with the hearing, AWI filed revised projected financial information. The revised information updated the projected financial information AWI previously filed with the Bankruptcy Court attached as Exhibit C to the Disclosure Statement of May 23, 2003.

4)	On December 1, 2003, a Current Report was filed under Items 5 and 7 of Form 8-K and Regulation FD related to a press release of the same date regarding the postponement of its special meeting of shareholders to January 7, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMSTRONG HOLDINGS, INC
(Registrant)

By:	/s/ William C. Rodruan
Vice President and Controller

Date:	November 4, 2004

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMSTRONG WORLD INDUSTRIES, INC.
(Registrant)

By:	/s/ William C. Rodruan
Vice President and Controller

Date:	November 4, 2004

EXHIBIT INDEX

Exhibit No.	Description
No. 23.1	Independent Auditors’ Consent

No. 23.2	Independent Auditors’ Consent

No. 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

No. 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

No. 31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

No. 31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

No. 32.1	Certification of Chief Executive Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No. 32.2	Certification of Chief Financial Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No. 99.1	Worthington Armstrong Venture consolidated financial statements as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001