Form 10-Q
period 2004-09-30
ARMSTRONG WORLD INDUSTRIES INC; ARMSTRONG HOLDINGS INC /PA/
filed 2004-11-04
CIK 7431, 1109304

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Number of shares of Armstrong Holdings, Inc.’s common stock outstanding as of October 19, 2004 - 40,668,892.

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

It is not possible to predict or identify all factors that could potentially cause actual results to differ materially from expected and historical results. Some such factors are:

Chapter 11

•	Factors relating to Armstrong World Industries, Inc.’s (“AWI”) Chapter 11 Filing, such as: the possible disruption of relationships with creditors, customers, suppliers and employees; the ultimate size of AWI’s asbestos-related and other liabilities; the ability to confirm and implement a plan of reorganization; the availability of financing and refinancing for both AWI and its subsidiaries that are not parties to its Chapter 11 Filing; legislation that might affect AWI’s liabilities; and AWI’s ability to comply with covenants in its debtor-in-possession credit facility (the “DIP Facility”).

•	Factors relating to AWI’s emergence from bankruptcy, such as emergence-related costs and AWI’s debt service costs for debt to be issued pursuant to the plan of reorganization. Debt service costs will affect net income and cash flow.

•	Covenants in the agreements governing our anticipated, emergence-related debt may impose restrictions that limit operating and financial flexibility.

Business Environment

•	Our business is cyclical in nature and is affected by the same economic factors that affect the residential, office, commercial and institutional renovation and construction industries in general, such as the availability of credit, consumer confidence, changes in interest rates, governmental budgets and general economic conditions. Despite our efforts to foresee and plan for the effects of changes in these circumstances, we cannot predict their impact with certainty. For example, economic weakness can lead customers to delay or cancel construction plans or could lead to further industry overcapacity. For more information on these matters, see the discussion of Market Risk in Item 7A of our 2003 Form 10-K.

•	The major markets for our products, particularly in the renovation and construction industries, are highly competitive. Business combinations among our competitors or suppliers could affect our competitive position in any of our business units. Competition from foreign competitors who have lower cost structures than we have is a threat in the flooring business. Similarly, combinations or alliances among our major customers could increase their purchasing power in dealing with us. If we should enter into one or more business combinations, our business, finances and capital structure could be affected.

•	The level of success of our new product introductions, as well as new patents, and those of our competitors will impact our competitive position.

•	The extent to which we successfully achieve integration of and synergies from acquisitions as well as the impact of divestitures, plant closings, including the ability to derive cost savings, and other unusual items that may result from evolving business strategies and organizational restructuring will impact our results of operations.

•	Changes in the stock and bond markets could adversely affect the valuation of assets and projected benefit obligations in the related accounting of, and the funding requirements for, our pension plans.

Sales Environment

•	We have several key customers and the loss of one of these customers could affect our financial performance. Although builders, dealers and other retailers represent other channels of distribution for our products, the loss of a significant portion of sales from a major customer would have a material adverse impact on our results of operations.

•	Business decisions made by our major customers and business conditions that affect our major customers and distribution networks may adversely affect our business.

•	Increased retail trade consolidation, especially in markets such as the United States, could make us more dependent upon key retailers whose relative bargaining strength may increase.

•	We are affected by changes in the policies and marketing strategies of our retail trade customers, such as inventory shifts or fluctuations, limitations on access to shelf space and other conditions. Many of our customers, particularly major home center retailers, have engaged with us in continuous efforts to reduce their inventory levels and improve delivery fulfillment.

•	Profitability can be affected by changes over time in consumer preferences for one type of product versus another. This may create a shift in demand from products with higher margins to those with lower margins or to products we do not sell.

•	We may be unable to increase prices to our customers when our costs increase.

International

•	We face political, social and economic risks related to our international operations which can negatively affect our business, operating results, profitability and financial condition. The risk of war and terrorism may adversely affect the economy and the demand for our products.

•	Various worldwide economic and political factors, such as changes in the competitive structures of the markets, credit risks in emerging markets, variations in residential and commercial construction rates, and economic growth rates in various areas of the world in which we do business could affect the end-use markets for our products.

•	Profitability can be affected by margin erosion to the extent that sales shift to developing markets with lower profitability.

•	Changes in intellectual property legal protections and remedies, trade regulations, tariff classifications or duty rates, and procedures and actions affecting production, pricing and marketing of products, intergovernmental disputes, possible nationalization and unstable governments and legal systems could impact our business.

•	Fluctuations in exchange rates can significantly affect our reported results from one period to the next. Tax inefficiencies and currency exchange controls in repatriating cash flow from non-U.S. subsidiaries could adversely affect us.

Raw Materials and Sourced Products

•	The availability of raw materials, energy, water and sourced products due to changes in conditions that impact our suppliers, including environmental conditions, laws and regulations, litigation involving our suppliers, transportation disruptions, force majeure events and/or business decisions made by our suppliers may have an adverse impact on our results of operations.

•	We purchase a significant amount of certain raw materials, such as lumber, veneers, PVC resin, plasticizers, mineral fibers and natural gas. Prices of these raw materials, as well as transportation costs, can change dramatically and can have a significant adverse impact on our manufacturing costs.

Labor Contracts

•	A significant portion of our employees in production are represented under collective labor contracts, with a variety of unions both domestic and international, which are generally multi-year in nature and expire at varying dates. Renewal of collective labor agreements which are expiring involves negotiations, with a potential for work stoppages at affected plants. Should a work stoppage occur, it could adversely affect the results of operations, at least during the period of the event.

Legal

•	Claims of undetermined merit and amount have been asserted against us for various legal matters, including asbestos-related litigation and claims. We could face potential product liability or warranty claims relating to products we manufacture or distribute. For more information on these matters, see the discussion of Legal Proceedings in Part II, Item 1 in this report.

•	We are subject to a wide variety of increasingly complex and stringent federal, state and local laws and regulations. Changes in laws and regulations, including accounting standards, taxation requirements, and environmental and safety regulations, that affect our business could lead to significant, unforeseen expenditures.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings

(amounts in millions, except per share amounts)

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$893.5	$851.4	$2,642.0	$2,453.2
Cost of goods sold	699.3	677.4	2,046.8	1,932.3

Gross profit	194.2	174.0	595.2	520.9

Selling, general and administrative expenses	151.5	151.1	461.4	454.4
Charge for asbestos liability, net	—	8.0	—	81.0
Goodwill impairment	—	—	60.0	—
Restructuring and reorganization charges, net	1.9	3.2	5.0	7.3
Equity (earnings) from affiliates, net	(8.0)	(6.1)	(25.2)	(17.5)

Operating income/(loss)	48.8	17.8	94.0	(4.3)

Interest expense (unrecorded contractual interest of $21.7, $23.5, $65.1, $73.3)	2.2	2.4	6.3	6.9
Other non-operating expense	1.3	4.8	5.0	8.1
Other non-operating (income)	(1.0)	(1.0)	(3.2)	(2.6)
Chapter 11 reorganization costs, net	2.3	6.3	6.6	16.2

Earnings/(loss) before income taxes	44.0	5.3	79.3	(32.9)

Income tax expense	20.8	10.0	51.0	4.2

Net earnings/(loss)	$23.2	$(4.7)	$28.3	$(37.1)

Net earnings/(loss) per share of common stock:
Basic	$0.57	$(0.12)	$0.70	$(0.92)
Diluted	$0.57	$(0.12)	$0.70	$(0.92)

Average number of common shares outstanding:
Basic	40.5	40.5	40.5	40.5
Diluted	40.7	40.7	40.7	40.7

See accompanying notes to condensed consolidated financial statements beginning on page 10.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	Unaudited
	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$528.6	$484.3
Accounts and notes receivable, net	372.7	315.4
Inventories, net	507.6	454.4
Deferred income taxes	19.5	19.2
Other current assets	84.8	85.5

Total current assets	1,513.2	1,358.8

Property, plant and equipment, less accumulated depreciation and amortization of $1,492.9 and $1,434.8, respectively	1,223.4	1,267.3

Insurance receivable for asbestos-related liabilities, noncurrent	87.1	95.1
Prepaid pension costs	472.2	455.1
Investment in affiliates	74.1	48.9
Goodwill, net	181.8	244.1
Other intangibles, net	74.1	79.0
Deferred income taxes, noncurrent	988.0	988.3
Other noncurrent assets	116.2	111.2

Total assets	$4,730.1	$4,647.8

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$16.3	$3.9
Current installments of long-term debt	9.7	8.2
Accounts payable and accrued expenses	405.5	354.2
Income taxes	34.5	45.9
Deferred income taxes	3.3	3.3

Total current liabilities	469.3	415.5

Liabilities subject to compromise	4,864.6	4,858.5

Long-term debt, less current installments	31.1	39.4
Postretirement and postemployment benefit liabilities	261.9	262.3
Pension benefit liabilities	213.9	216.4
Other long-term liabilities	85.7	81.2
Deferred income taxes	95.0	95.0
Minority interest in subsidiaries	9.3	9.7

Total noncurrent liabilities	5,561.5	5,562.5

Shareholders’ equity (deficit):
Common stock, $1 par value per share Authorized 200 million shares; issued 51,878,910 shares	51.9	51.9
Capital in excess of par value	167.7	167.9
Reduction for ESOP loan guarantee	(142.2)	(142.2)
Accumulated deficit	(909.5)	(937.8)
Accumulated other comprehensive income	44.7	43.3
Less common stock in treasury, at cost 2004 and 2003 – 11,210,018 shares	(513.3)	(513.3)

Total shareholders’ (deficit)	(1,300.7)	(1,330.2)

Total liabilities and shareholders’ equity	$4,730.1	$4,647.8

See accompanying notes to condensed consolidated financial statements beginning on page 10.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except per share amounts)

Unaudited

	2004		2003
Common stock, $1 par value:
Balance at beginning of year and September 30	$51.9		$51.9

Capital in excess of par value:
Balance at beginning of year	$167.9		$167.6
Stock issuances and other	(0.2)		0.5

Balance at September 30	$167.7		$168.1

Reduction for ESOP loan guarantee:
Balance at beginning of year and September 30	$(142.2)		$(142.2)

Accumulated deficit:
Balance at beginning of year	$(937.8)		$(898.5)
Net earnings/(loss) for period	28.3	$28.3	(37.1)	$(37.1)

Balance at September 30	$(909.5)		$(935.6)

Accumulated other comprehensive income (loss):
Balance at beginning of year	$43.3		$(12.2)
Foreign currency translation adjustments	(0.4)		28.7
Derivative gain (loss), net	1.8		(2.1)
Minimum pension liability adjustments	—		(1.6)

Total other comprehensive income	1.4	1.4	25.0	25.0

Balance at September 30	$44.7		$12.8

Comprehensive income (loss)		$29.7		$(12.1)

Less treasury stock at cost:
Balance at beginning of year and September 30	$(513.3)		$(513.3)

Total shareholders’ (deficit)	$(1,300.7)		$(1,358.3)

See accompanying notes to condensed consolidated financial statements beginning on page 10.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$28.3	$(37.1)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	105.4	129.9
Deferred income taxes	(0.8)	(35.6)
Equity (earnings) from affiliates, net	(25.2)	(17.5)
Chapter 11 reorganization costs, net	6.6	16.2
Chapter 11 reorganization costs payments	(12.4)	(19.6)
Restructuring and reorganization charges, net of reversals	5.0	7.3
Restructuring and reorganization payments	(2.1)	(3.4)
Goodwill impairment	60.0	—
Asbestos-related insurance recoveries	4.5	23.0
Payments for asbestos related claims	—	(9.0)
Charge for asbestos liability, net	—	81.0
Cash effect of hedging activities	9.7	(9.7)
Increase (decrease) in cash from change in:
Receivables	(58.3)	(32.8)
Inventories	(54.7)	(13.3)
Other current assets	13.8	(0.7)
Other noncurrent assets	(24.1)	(11.2)
Accounts payable and accrued expenses	54.1	(14.9)
Income taxes payable	(11.4)	31.1
Other long-term liabilities	9.2	6.5
Other, net	(4.7)	0.4

Net cash provided by operating activities	102.9	90.6

Cash flow from investing activities:
Purchases of property, plant and equipment and computer software	(69.1)	(55.6)
Distributions from equity affiliates	—	12.0
Proceeds from the sale of assets	4.6	1.8

Net cash (used for) investing activities	(64.5)	(41.8)

Cash flows from financing activities:
Increase (decrease) in short-term debt, net	12.3	(3.8)
Payments of long-term debt	(6.1)	(3.1)
Other, net	(1.3)	(0.6)

Net cash provided by (used for) financing activities	4.9	(7.5)

Effect of exchange rate changes on cash and cash equivalents	1.0	4.6

Net increase in cash and cash equivalents	44.3	45.9
Cash and cash equivalents at beginning of year	484.3	380.0

Cash and cash equivalents at end of period	$528.6	$425.9

See accompanying notes to condensed consolidated financial statements beginning on page 10.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 1. BASIS OF PRESENTATION

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891. Armstrong Holdings, Inc. is a Pennsylvania corporation and the publicly held parent holding company of AWI. Armstrong Holdings, Inc.’s only significant asset and operation is its indirect ownership, through Armstrong Worldwide, Inc. (a Delaware Corporation), of all of the capital stock of AWI. We include separate financial statements for Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries in this report because both companies have public securities that are registered under the Securities Exchange Act of 1934. The difference between the financial statements of Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries is primarily due to transactions that occurred in 2000 related to the formation of Armstrong Holdings, Inc. and to employee compensation-related stock activity. However, there are no differences in the income statements presented in this report for Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries, and minimal differences in the remaining three financial statements of each entity. Due to the lack of material differences in the financial statements, when we refer in this document to Armstrong Holdings, Inc. and its subsidiaries as “AHI,” “Armstrong,” “we,” “us,” and “ourselves,” we are also effectively referring to AWI and its subsidiaries. We use the term “AWI” when we are referring solely to Armstrong World Industries, Inc.

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

Operating results for the third quarter and first nine months of 2004 and the corresponding periods of 2003 included in this report are unaudited. However, these condensed consolidated financial statements have been reviewed by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) for a limited review of interim financial information. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income/(loss), as reported	$23.2	$(4.7)	$28.3	$(37.1)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	0.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—	—	(0.2)

Pro forma net income/(loss)	$23.2	$(4.7)	$28.3	$(37.2)

Earnings/(loss) per share:
Basic – as reported	$0.57	$(0.12)	$0.70	$(0.92)
Basic – pro forma	$0.57	$(0.12)	$0.70	$(0.92)

Diluted – as reported	$0.57	$(0.12)	$0.70	$(0.92)
Diluted – pro forma	$0.57	$(0.12)	$0.70	$(0.92)

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

AHI and all of AWI’s other direct and indirect subsidiaries, including Armstrong Wood Products Inc. (formerly Triangle Pacific Corp.), WAVE (AWI’s ceiling grid systems joint venture with Worthington Industries, Inc.), Armstrong Canada, and Armstrong DLW AG, were not a part of the Filing and accordingly, except for any asbestos-related liability that also relates, directly or indirectly, to the pre-Filing activities of AWI, the liabilities, including asbestos-related liability if any, of such companies will not be resolved in AWI’s Chapter 11 Case. See below under “The Asbestos Personal Injury Trust” and Note 13 under “Asbestos-Related Litigation”.

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

During 2003, the POR was submitted for a vote by AWI’s creditors for its approval. It was approved by each creditor class that was entitled to vote on the POR except the class of unsecured creditors. On November 17 and 18, 2003, the Bankruptcy Court held a hearing on confirmation of the Plan and on December 19, 2003, issued proposed findings of fact and conclusions of law and a proposed order confirming the POR, notwithstanding the rejection of the POR by the class of unsecured creditors. On December 29, 2003, the Unsecured Creditors’ Committee filed an objection to the Bankruptcy Court’s proposed findings of fact and conclusions of law and the proposed order of confirmation of the POR. This objection remains pending with the U.S. District Court. The Bankruptcy Code requires action of the U.S. District Court, in addition to that of the Bankruptcy Court, to approve the POR. Proceedings in the U.S. District Court were stayed in late 2003, due to a controversy relating to the judge. A different judge was assigned to the case in June 2004, and proceedings are expected to resume after the judge assesses the status of the case. See “Recent Developments and Next Steps in the Chapter 11 Process.”

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

However, although AWI’s domestic and foreign subsidiaries and other affiliates will be protected parties, asbestos-related personal injury claims against them will be channeled to the Asbestos P I Trust only to the extent such claims directly or indirectly relate to the pre-Filing manufacturing, installation, distribution or other activities of AWI, or AWI’s ownership of the subsidiaries or affiliates (as distinguished from independent activities of the subsidiaries or affiliates). See Note 13 under “Asbestos-Related Litigation.”

In addition, workers’ compensation claims brought against AWI or its subsidiaries or other affiliates will not be channeled to the Asbestos P I Trust and will remain subject to the workers’ compensation process. Workers’ compensation law provides that the employer is responsible for evaluation, medical treatment and lost wages as a result of a job-related injury. Historically, workers’ compensation claims against AWI or its subsidiaries have not been significant in number or amount, and AWI has continued to honor its obligations with respect to such claims during the Chapter 11 Case. Currently, AWI has four pending workers’ compensation claims and its UK subsidiary has four employer liability claims involving alleged asbestos exposure.

There also is uncertainty as to proceedings, if any, brought in certain foreign jurisdictions with respect to the effect of the 524(g) injunction in precluding the assertion in such jurisdictions of asbestos-related personal injury claims, proceedings related thereto or the enforcement of judgments rendered in such proceedings.

Management believes neither AWI nor its subsidiaries or other affiliates is subject to asbestos-related personal injury claims, that would not be channeled to the Asbestos P I Trust, which would be material in amount to reorganized Armstrong.

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

Recent Developments and Next Steps in the Chapter 11 Process

In order for the POR to be confirmed, the U.S. District Court must issue findings of fact and conclusions of law in support of confirmation of the POR, enter or affirm an order confirming the POR and issue the “524(g) injunction” which is part of the POR. In certain other companies’ asbestos-related Chapter 11 cases, motions for recusal were filed in 2003 against U.S. District Court Judge Alfred M. Wolin, who was jointly administering with the Bankruptcy Court the asbestos-related issues in the Chapter 11 cases of five companies, including AWI. As a result of these motions, Judge Wolin stayed proceedings in all five cases before him, including AWI’s Chapter 11 Case. Judge Wolin retired from the bench effective June 30, 2004. Judge Eduardo C. Robreno was assigned to the AWI case. In his initial order dated June 25, 2004, Judge Robreno directed that AWI file a status report with him by July 28, 2004 and further stated in the order that after the court reviewed the status report, a status conference would be scheduled in which all interested parties would be invited to participate. AWI filed the status report as requested and awaits the scheduling of the status conference. AWI is uncertain when confirmation of the POR will be considered by the U.S. District Court.

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

In its ongoing review of the filed claims, AWI to date has objected to approximately 2,200 claims totaling $2.7 billion. The Bankruptcy Court disallowed these claims with prejudice.

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Approximately 1,100 proofs of claim totaling approximately $1.3 billion are pending with the Bankruptcy Court that are associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI’s participation in the Center for Claims Resolution. As stated above, the bar date of August 31, 2001 did not apply to asbestos-related personal injury claims other than claims for contribution, indemnification, or subrogation. The POR contemplates that all AWI asbestos-related personal injury claims, including claims for contribution, indemnification, or subrogation, will be addressed in the future pursuant to the procedures relating to the Asbestos P I Trust developed in connection with the POR. See further discussion regarding AWI’s liability for asbestos-related matters in Note 13.

Approximately 1,100 claims totaling approximately $1.6 billion alleging a right to payment for financing, environmental, trade debt and other claims remain. For these categories of claims, AWI has previously recorded approximately $1.6 billion in liabilities.

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

Financing

AWI has a $75.0 million debtor-in-possession credit facility that currently is limited to issuances of letters of credit. This facility is scheduled to mature on December 8, 2004. We are pursuing extending this maturity to December 8, 2005 and we anticipate that this will be approved. As of September 30, 2004, AWI had approximately $40.8 million in letters of credit, which were issued pursuant to the DIP Facility. As of September 30, 2004, AWI had $338.8 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. AWI believes that cash on hand and generated from operations and dividends from its subsidiaries, together with subsidiary lines of credit and the DIP Facility, will be adequate to address its foreseeable liquidity needs. Obligations under the DIP Facility, including reimbursement of draws under the letters of credit, if any, constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact

AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate pre-Filing liabilities that are subject to compromise and report them separately on the balance sheet. See Note 5 for detail of the liabilities subject to compromise at September 30, 2004 and December 31, 2003. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s pre-Filing debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of AWI subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI’s estimated liability for asbestos-related personal injury claims is also recorded in liabilities subject to compromise. See Note 13 for further discussion of AWI’s asbestos liability.

Additional pre-Filing claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities through September 30 of 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Professional fees	$3.6	$7.0	$9.6	$19.0
Interest income, post-Filing	(1.4)	(0.7)	(3.1)	(2.4)
Reductions to pre-Filing liabilities	—	—	—	(0.5)
Other expense directly related to bankruptcy, net	0.1	—	0.1	0.1

Total Chapter 11 reorganization costs, net	$2.3	$6.3	$6.6	$16.2

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 3. SEGMENT RESULTS

	Three Months Ended September 30,		Nine Months Ended September 30,
Net sales to external customers	2004	2003	2004	2003
Resilient Flooring	$308.1	$315.6	$934.1	$910.6
Wood Flooring	209.4	183.7	620.9	532.5
Textiles and Sports Flooring	70.0	73.3	197.4	202.4
Building Products	250.2	227.9	727.5	651.7
Cabinets	55.8	50.9	162.1	156.0

Total sales to external customers	$893.5	$851.4	$2,642.0	$2,453.2

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment operating income/(loss)	2004	2003	2004	2003
Resilient Flooring	$10.0	$20.8	$(13.4)	$57.5
Wood Flooring	7.1	(9.9)	38.5	(2.0)
Textiles and Sports Flooring	2.8	0.2	(0.8)	(8.9)
Building Products	40.0	32.4	106.3	78.0
Cabinets	2.8	(3.2)	4.9	(9.2)
All Other	0.5	0.5	1.8	1.4

Total segment operating income	63.2	40.8	137.3	116.8
Unallocated Corporate (expense)	(14.4)	(23.0)	(43.3)	(121.1)

Total consolidated operating income/(loss)	$48.8	$17.8	$94.0	$(4.3)

Segment assets	September 30, 2004	December 31, 2003
Resilient Flooring	$858.2	$915.3
Wood Flooring	642.7	576.6
Textiles and Sports Flooring	213.2	207.1
Building Products	576.3	551.5
Cabinets	102.3	102.3
All Other	20.7	18.8

Total segment assets	2,413.4	2,371.6
Assets not assigned to segments	2,316.7	2,276.2

Total consolidated assets	$4,730.1	$4,647.8

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 4. INCOME TAX EXPENSE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Earnings/(loss) before income taxes	$44.0	$5.3	$79.3	$(32.9)
Income Tax Expense	$20.8	$10.0	$51.0	$4.2

Tax expense of $51.0 million recorded in the first nine months of 2004 represents the estimated effective tax rate for 2004 applied against year-to-date taxable income of $139.3 million, which is the amount of pre-tax income exclusive of the impact of the nontaxable $60.0 million goodwill impairment. The resulting nine-month tax rate of 36.6% in 2004 is lower than the statutory US Federal and state rate primarily because of special tax benefits recorded to reflect the overall favorable settlement of tax audits during the second quarter.

Tax expense of $10.0 million and $4.2 million recorded in the three and nine months of 2003, respectively, represent the estimated effective tax rate for 2003 applied against quarterly pre-tax income of $5.3 million and pre-tax loss of $32.9 million, respectively, adjusted for permanent differences (mostly chapter 11 reorganization costs).

NOTE 5. LIABILITIES SUBJECT TO COMPROMISE

As a result of AWI’s Chapter 11 filing (see Note 2), pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of AHI subsidiaries not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI’s asbestos liability is also recorded in liabilities subject to compromise. See Note 2 for further discussion on how the Chapter 11 process may address AWI’s liabilities subject to compromise and Note 13 for further discussion of AWI’s asbestos liability.

Liabilities subject to compromise at September 30, 2004 and December 31, 2003 are as follows:

	September 30, 2004	December 31, 2003
Debt (at face value)(1)	$1,388.6	$1,388.6
Asbestos-related liability	3,190.6	3,190.6
Prepetition trade payables	58.9	58.9
Prepetition other payables and accrued interest	68.8	62.7
ESOP loan guarantee	157.7	157.7

Total liabilities subject to compromise	$4,864.6	$4,858.5

(1)	In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $21.7 million and $65.1 million in the third quarter and first nine months of 2004, respectively, and $23.5 million and $73.3 million in the third quarter and the first nine months of 2003, respectively.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 6. INVENTORIES

	September 30, 2004	December 31, 2003
Finished goods	$347.9	$330.7
Goods in process	49.8	40.6
Raw materials and supplies	197.5	165.3
Less LIFO and other reserves	(87.6)	(82.2)

Total inventories, net	$507.6	$454.4

NOTE 7. EQUITY INVESTMENTS

Investments in affiliates were $74.1 million at September 30, 2004, an increase of $25.2 million, reflecting the equity earnings of our 50% interest in our WAVE joint venture and our remaining 35% interest in Interface Solutions, Inc. (“ISI”). Condensed income statement data for WAVE, a significant equity investment, is summarized below:

	Three Months Ended March 31,
	2004	2003
Net sales	$60.9	$51.7
Gross profit	17.4	15.1
Net earnings	12.2	9.9

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$80.8	$53.9	$141.7	$105.6
Gross profit	25.5	15.8	42.9	30.9
Net earnings	19.6	11.1	31.8	21.0

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$68.2	$55.4	$209.9	$161.0
Gross profit	21.1	15.9	64.0	46.8
Net earnings	14.9	11.2	46.7	32.2

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

As of January 1, 2004, we had goodwill of approximately $244 million. Approximately $107 million of this consolidated goodwill amount was attributable to our European resilient flooring reporting unit, which comprises wholly-owned and majority-owned subsidiaries and is reported within the Resilient Flooring reporting segment. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill be tested for impairment at least annually. Based on an assessment of financial projections incorporated in our annual strategic plan process which was prepared in the second quarter of 2004, we concluded that an indication of impairment exists for the European resilient flooring goodwill. Continuing price declines and volume shortfalls related to our European resilient flooring products are causing significant operating losses, and we have revised our projections accordingly. We calculated a preliminary estimate of the European resilient flooring reporting unit’s fair value using discounted cash flows. Based on this preliminary fair value calculation, we recorded a non-cash goodwill impairment loss of $60.0 million in the second quarter of 2004. During the fourth quarter of 2004, we will complete the valuation process for the significant assets and liabilities of the European resilient flooring business. Any adjustment to the estimated impairment loss based on the completion of these valuations could be material to our results of operations and will be recorded during the fourth quarter of 2004.

The following table represents the changes in goodwill for the first nine months of 2004.

Goodwill by segment	January 1, 2004	Adjustments, net (1)	Impairments	September 30, 2004
Resilient Flooring	$107.1	$(2.2)	$(60.0)	$44.9
Wood Flooring	110.4	—	—	110.4
Building Products	14.0	(0.1)	—	13.9
Cabinets	12.6	—	—	12.6

Total consolidated goodwill	$244.1	$(2.3)	$(60.0)	$181.8

(1)	Primarily consists of the effects of foreign exchange.

The following table details amounts related to AHI’s intangible assets as of September 30, 2004 and December 31, 2003.

	September 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Computer software	$109.5	$68.0	$104.1	$57.7
Land use rights and other	4.4	1.0	4.4	0.9

Total	$113.9	$69.0	$108.5	$58.6

Unamortized intangible assets
Trademarks and brand names	$29.2		$29.1

Other intangible assets, gross	$143.1		$137.6

Aggregate Amortization Expense
For the nine months ended September 30, 2004	$11.5
For the nine months ended September 30, 2003	$11.6

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 9. RESTRUCTURING AND OTHER ACTIONS

Restructuring charges of $1.9 million recorded in the third quarter of 2004 related to estimated severance and related costs for approximately 130 employees in the Building Products manufacturing location in Hoogezand, The Netherlands. The closure of this facility is estimated to be completed by the first quarter of 2005, subject to final resolution of the closure proposal per local labor law requirements. The production will be transferred to another Building Products location in Münster, Germany and will result in a net reduction of approximately 72 positions. See “Employee Relations” under Item 2 for information on a work-stoppage at Hoogezand.

Net restructuring charges of $1.1 million recorded in the second quarter of 2004 included charges of $1.6 million and reversals of $0.5 million. The $1.6 million charges related to estimated severance benefits and related costs for the Building Products manufacturing location in Hoogezand, The Netherlands described above. The $0.5 million of reversals comprised certain severance accruals that were no longer necessary in the remaining accruals from the 2003 charges in the Textiles and Sports Flooring ($0.2 million) and Resilient Flooring ($0.3 million) segments.

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

Net restructuring charges of $3.2 million recorded in the third quarter of 2003 included charges of $4.2 million and reversals of $1.0 million. $3.7 million of the charge related primarily to severance benefits for approximately 72 employees in a Textiles and Sports Flooring plant in The Netherlands, as part of the continuing 2002 restructuring plan to consolidate certain functions in the European flooring business. $0.5 million of the charge was for severance benefits related to the Wood Flooring manufacturing location in Port Gibson, Mississippi, which was closed effective September 2003 due to excess production capacity. The production was transferred to another Wood Flooring location, resulting in a net reduction of approximately 145 positions. Also related to this closure, accelerated depreciation of $15.1 million was recorded in the third quarter of 2003 as a component of cost of sales. Regarding the $1.0 million of reversals, $0.8 million of the remaining reserve related to a noncancelable operating lease in the U.K. was reversed in the Unallocated Corporate segment as a result of reaching agreement with outside parties on future rent increases and disputed rent payments by a sublessee and $0.2 million of the remaining accruals from the second quarter 2003 and second quarter 2002 charges in the Resilient Flooring segment were also reversed, comprising certain severance accruals that were no longer necessary.

Net restructuring charges of $0.9 recorded in the second quarter of 2003 included charges of $1.3 million and reversals of $0.4 million. The $1.3 million charges related primarily to severance benefits for approximately 11 employees in the Textiles and Sports Flooring ($0.7 million) and Resilient Flooring ($0.6 million) segments, as part of the continuing restructuring plan to consolidate certain functions in the European flooring business. The $0.4 million of reversals comprised certain severance accruals that were no longer necessary in the remaining accruals from the second quarter 2002 charge in the Resilient Flooring segment.

A $3.2 million restructuring charge was recorded in the first quarter of 2003. The charge related to severance benefits for approximately 52 employees in the Textiles and Sports Flooring ($2.3 million) and Resilient Flooring ($0.9 million) segments, as part of the restructuring plan to consolidate certain functions in the European flooring business.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

The following table summarizes activity in the reorganization and restructuring accruals for the first nine months of 2004 and 2003.

	Beginning Balance	Cash Payments	Charges	Reversals	Other	Ending Balance
2004	$10.0	$(2.1)	$5.9	$(0.9)	$0.1	$13.0
2003	9.1	(3.4)	8.7	(1.4)	0.6	13.6

The amount in “other” for 2004 and 2003 is primarily related to foreign currency translation.

Of the September 30, 2004 and 2003 ending balances, $1.3 million is reported in liabilities subject to compromise.

Substantially all of the remaining balance of the restructuring accrual as of September 30, 2004 relates to a noncancelable operating lease, which extends through 2017, and severance for terminated employees with extended payouts, the majority of which will be paid in 2005.

NOTE 10. PENSIONS

Following are the components of net periodic benefit costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$5.8	$5.5	$17.4	$16.4
Interest cost on projected benefit obligation	22.8	22.9	68.5	68.8
Expected return on plan assets	(36.9)	(36.2)	(110.8)	(108.4)
Amortization of prior service cost	4.3	4.5	13.0	13.4
Recognized net actuarial loss	0.4	0.4	1.2	1.1

Net periodic pension (credit)	$(3.6)	$(2.9)	$(10.7)	$(8.7)

Retiree Health and Life Insurance Benefits
Service cost of benefits earned	$0.6	$0.8	$1.9	$2.5
Interest cost on projected benefit obligation	5.5	6.6	16.5	19.7
Amortization of prior service benefit	(1.3)	(1.2)	(4.1)	(3.8)
Recognized net actuarial loss	2.4	3.0	7.3	9.2

Net periodic postretirement benefit cost	$7.2	$9.2	$21.6	$27.6

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Non-U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$2.4	$2.0	$7.1	$6.1
Interest cost on projected benefit obligation	5.2	4.9	15.7	14.4
Expected return on plan assets	(3.6)	(3.2)	(10.9)	(9.5)
Amortization of transition obligation	—	0.1	—	0.2
Amortization of prior service cost	0.1	0.1	0.2	0.4
Recognized net actuarial loss	0.1	0.2	0.3	0.4

Net periodic pension cost	$4.2	$4.1	$12.4	$12.0

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

Pursuant to guidance issued in the second quarter of 2004 by the FASB, we elected to begin recording the effect of the Act in the second quarter. The Act affects both operating income and balance sheet liabilities over time. Since the Act is effective retroactive to January 1, 2004 and the total year benefit is expected to be $7.0 million, operating income for the nine months ended September 30, 2004 benefited by $5.3 million. The $5.3 million benefit was evenly apportioned between the three quarters and was recorded in cost of goods sold ($3.0 million) and selling, general and administrative expenses (“SG&A”)($2.3 million). The remaining $1.7 million benefit will be recorded in the fourth quarter. The reduction in the accumulated postretirement benefit obligation related to the Medicare benefit is expected to be $52.4 million.

NOTE 11. PRODUCT WARRANTIES

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. Generally, the terms of these warranties range up to 25 years and provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historical amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table illustrates the activity for product warranties for the first nine months of 2004 and 2003:

	2004	2003
Balance at January 1	$25.5	$22.3
Reductions for payments	(28.4)	(29.5)
Current year warranty accruals	27.1	31.0
Preexisting warranty accrual changes	(0.7)	(0.3)
Effects of foreign exchange translation	(0.1)	0.8

Balance at September 30	$23.4	$24.3

NOTE 12. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2004	2003
Interest paid	$1.7	$1.5
Income taxes paid, net	$63.7	$12.2

The increase in income taxes paid related primarily to estimated federal tax payments made in the second and third quarters of 2004.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 13. LITIGATION AND RELATED MATTERS

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

However, although AWI’s domestic and foreign subsidiaries and other affiliates will be protected parties, asbestos-related personal injury claims against them will be channeled to the Asbestos P I Trust only to the extent such claims directly or indirectly relate to the manufacturing, installation, distribution or other activities of AWI or are based solely on AWI’s ownership of the subsidiaries or other affiliates (as distinguished from independent activities of the subsidiaries or affiliates). Currently, one asbestos-related personal injury litigation against a subsidiary of AWI allegedly arising out of such independent activities is pending.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

This claim will not be channeled to the Asbestos P I Trust under the POR inasmuch as it does not involve activities of AWI. The case has several defendants. The subsidiary denies liability and is aggressively defending the matter. AWI has not recorded any liability for this matter. Management does not expect that any sum that may have to be paid in connection with this matter will be material to Armstrong.

In addition, workers’ compensation claims brought against AWI or its subsidiaries or other affiliates will not be channeled to the Asbestos P I Trust and will remain subject to the workers’ compensation process. Historically, workers’ compensation claims against AWI and its subsidiaries have not been significant in number or amount and AWI has continued to honor its obligations with respect to such claims during the Chapter 11 Case. Workers’ compensation law provides that the employer is responsible for evaluation, medical treatment and lost wages as a result of a job-related injury. Currently, AWI has only four pending workers’ compensation claims and its UK subsidiary has four employer liability claims involving alleged asbestos exposure.

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

Insurance Asset

An insurance asset in respect of asbestos claims in the amount of $98.6 million was recorded as of September 30, 2004 compared to $103.1 million recorded as of December 31, 2003. The total amount recorded reflects AWI’s belief that insurance proceeds will be recovered in this amount, based upon AWI’s success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance, in our opinion, is either available through settlement or probable of recovery through negotiation or litigation. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $79 million of the $98.6 million asset is determined from agreed coverage in place. Of the $98.6 million, $11.5 million has been recorded as a current asset as of September 30, 2004 reflecting management’s estimate of the minimum insurance payments to be received in the next 12 months.

Many uncertainties remain in the insurance recovery process, therefore, AWI did not increase the estimated insurance recovery asset in the third quarter of 2004. During the second quarter of 2003, $9.0 million of an insurance asset was recorded for asbestos property damage claims based on agreements reached during the first half of 2003. During the third quarter of 2003, AWI received $9.0 million of insurance proceeds related to the asbestos property damage claims.

Cash Flow Impact

As a result of the Chapter 11 Filing, AWI has not made any payments for asbestos-related personal injury claims since the fourth quarter of 2000. AWI received asbestos-related insurance recoveries of $4.5 million and $14.0 million, respectively, during the first nine months of 2004 and 2003. During the third quarter of 2003, AWI paid $9.0 million for asbestos-related property damage claims and received $9.0 million of insurance proceeds related to these claims. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements. Management estimates that the timing of future cash recoveries of the recorded asset may extend beyond 10 years.

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

Environmental Remediation

Summary

We are involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and similar state “Superfund” laws at 27 sites. In most cases, we are one of many potentially responsible parties (“PRPs”) which have potential liability for the required investigation and remediation of each site and which, in some cases, have agreed to jointly fund that required investigation and remediation. With regard to some sites, however, we dispute the liability, the proposed remedy or the proposed cost allocation among the PRPs. We may have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.

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

AWI’s strategy has been to try to resolve as many of its environmental liabilities through its Chapter 11 Case as possible. AWI has been negotiating with the Department of Justice (“DOJ”) and the EPA to reach an environmental settlement on approximately 37 sites. AWI has asked the federal government to agree, as it did in other settlements with debtors in their bankruptcies, to covenant not to sue us for either monetary or injunctive relief, in exchange for an allowed claim amount in the bankruptcy with respect to known claims concerning sites that AWI does not own or operate. Under the proposed settlement, AWI would have contribution protection under CERCLA for certain sites with respect to private party claims. In addition, AWI would have the benefit of the discharge as to monetary claims.

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Specific Events

In 2001, the EPA notified AWI that it may be a PRP at the Peterson Puritan site. However, AWI did not learn that the EPA considers it a substantial contributor of waste to the site until July 2003. At that time, the EPA notified AWI of the EPA’s estimate of the site’s future cleanup costs, as well as the EPA’s estimate of AWI’s allocated share of the costs. AWI presented information to the EPA indicating AWI’s share should be significantly lower. As discussed above (Effects of Chapter 11), management has been in negotiations with the DOJ and EPA to reach an environmental settlement which would resolve the proof of claim against AWI. Subject to certain approvals, the DOJ, EPA and AWI have tentatively agreed to a global settlement for these sites, including Peterson Puritan, for a total of less than $10 million.

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

Summary of Financial Position

Liabilities of $27.8 million and $21.2 million at September 30, 2004 and December 31, 2003, respectively were for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. The majority of this increase relates to developments in the Peterson Puritan site described in “Specific Events” above. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $18.6 million of the September 30, 2004 and $12.8 million of the December 31, 2003 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the condensed consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $2.4 million and $2.5 million at September 30, 2004 and December 31, 2003, respectively.

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

PATENT INFRINGEMENT CLAIMS

We are a defendant in two related lawsuits claiming patent infringement related to some of our laminate flooring products. The plaintiffs have claimed unspecified monetary damages. We are being defended and indemnified by our supplier for all costs and potential damages related to the litigation.

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

In 2003, an agreement was reached to settle this matter. Contributors to the settlement were AWI, its insurer and the trustee bank of the RSSOP. The full amount of the settlement was allocated in December 2003 among approximately 370 former employees. AWI’s portion of the settlement is $1.0 million, which will be treated as convenience claims in the Chapter 11 Case. The settlement was approved by the Bankruptcy Court on March 31, 2003 and by the United States District Court (Eastern District of PA) on June 16, 2003. Based upon the Bankruptcy Court’s approval of the settlement, AWI recorded a $1.0 million charge in the first quarter of 2003 as an other non-operating expense.

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 14. SUBSEQUENT EVENT

In November 2004, we announced plans to cease production of certain products at our Resilient Flooring manufacturing plant in Lancaster, Pennsylvania. We will stop manufacturing commercial tile products at the Lancaster plant effective December 2004, due to excess production capacity for the products and due to the higher operating cost of the plant. We also plan to cease manufacturing commercial sheet products at the plant by the end of 2005, due to declining demand and higher manufacturing costs at the facility. For both the tile and sheet products, we plan to service our customers’ ongoing requirements from other facilities around the world.

These actions will reduce employment by approximately 450 positions. Aggregate charges of approximately $90 million will be recorded, with a portion starting in the fourth quarter of 2004 and continuing in future quarters into 2006. The charges, which are primarily non-cash, cover equipment and building write-downs, retirement and termination benefits, manufacturing closure activities and transition costs for shifting warehouse and production operations to other locations. The charges will be recorded in restructuring and reorganization charges, net (for the retirement and termination benefits) and cost of goods sold (for the other charges). Additionally, we expect to invest approximately $40 million, starting in 2005, in new equipment and buildings at several locations to accommodate transitioning manufacturing requirements. Once completely implemented, these actions are expected to provide approximately $35 million in annual operating benefits.

NOTE 15. EARNINGS PER SHARE

The difference between the average number of basic and diluted common shares outstanding is due to contingently issuable shares. Earnings per share components may not add due to rounding.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Armstrong Holdings, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Armstrong Holdings, Inc., and subsidiaries (“the Company”) as of September 30, 2004, the related condensed consolidated statements of earnings for the three and nine-month periods ended September 30, 2004 and 2003, and the related condensed consolidated statements of cash flows and shareholders’ equity for the nine-month periods ended September 30, 2004 and 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

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

November 3, 2004

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings

(amounts in millions)

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$893.5	$851.4	$2,642.0	$2,453.2
Cost of goods sold	699.3	677.4	2,046.8	1,932.3

Gross profit	194.2	174.0	595.2	520.9

Selling, general and administrative expenses	151.5	151.1	461.4	454.4
Charge for asbestos liability, net	—	8.0	—	81.0
Goodwill impairment	—	—	60.0	—
Restructuring and reorganization charges, net	1.9	3.2	5.0	7.3
Equity (earnings) from affiliates, net	(8.0)	(6.1)	(25.2)	(17.5)

Operating income/(loss)	48.8	17.8	94.0	(4.3)

Interest expense (unrecorded contractual interest of $21.7, $23.5, $65.1, $73.3)	2.2	2.4	6.3	6.9
Other non-operating expense	1.3	4.8	5.0	8.1
Other non-operating (income)	(1.0)	(1.0)	(3.2)	(2.6)
Chapter 11 reorganization costs, net	2.3	6.3	6.6	16.2

Earnings/(loss) before income taxes	44.0	5.3	79.3	(32.9)

Income tax expense	20.8	10.0	51.0	4.2

Net earnings/(loss)	$23.2	$(4.7)	$28.3	$(37.1)

See accompanying notes to condensed consolidated financial statements beginning on page 39.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	Unaudited
	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$528.6	$484.3
Accounts and notes receivable, net	372.7	315.4
Inventories, net	507.6	454.4
Deferred income taxes	19.5	19.2
Other current assets	84.8	85.5

Total current assets	1,513.2	1,358.8

Property, plant and equipment, less accumulated depreciation and amortization of $1,492.9 and $1,434.8, respectively	1,223.4	1,267.3

Insurance receivable for asbestos-related liabilities, noncurrent	87.1	95.1
Prepaid pension costs	472.2	455.1
Investment in affiliates	74.1	48.9
Goodwill, net	181.8	244.1
Other intangibles, net	74.1	79.0
Deferred income taxes, noncurrent	988.0	988.3
Other noncurrent assets	116.2	111.2

Total assets	$4,730.1	$4,647.8

Liabilities and Shareholder’s Equity
Current liabilities:
Short-term debt	$16.3	$3.9
Current installments of long-term debt	9.7	8.2
Accounts payable and accrued expenses	405.5	354.2
Short term amounts due to affiliates	10.0	10.0
Income taxes	34.3	45.9
Deferred income taxes	3.3	3.3

Total current liabilities	479.1	425.5

Liabilities subject to compromise	4,869.3	4,863.2

Long-term debt, less current installments	31.1	39.4
Postretirement and postemployment benefit liabilities	261.9	262.3
Pension benefit liabilities	213.9	216.4
Other long-term liabilities	85.7	81.2
Deferred income taxes	95.1	95.1
Minority interest in subsidiaries	9.3	9.7

Total noncurrent liabilities	5,566.3	5,567.3

Shareholder’s equity (deficit):
Common stock, $1 par value per share Authorized 200 million shares; issued 51,878,910 shares	51.9	51.9
Capital in excess of par value	172.7	172.7
Reduction for ESOP loan guarantee	(142.2)	(142.2)
Accumulated deficit	(913.9)	(942.2)
Accumulated other comprehensive income	44.7	43.3
Less common stock in treasury, at cost 2004 and 2003 – 11,393,170 shares	(528.5)	(528.5)

Total shareholder’s (deficit)	(1,315.3)	(1,345.0)

Total liabilities and shareholder’s equity	$4,730.1	$4,647.8

See accompanying notes to condensed consolidated financial statements beginning on page 39.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholder’s Equity

(amounts in millions, except per share amounts)

Unaudited

	2004		2003
Common stock, $1 par value:
Balance at beginning of year and September 30	$51.9		$51.9

Capital in excess of par value:
Balance at beginning of year and September 30	$172.7		$172.9

Reduction for ESOP loan guarantee:
Balance at beginning of year and September 30	$(142.2)		$(142.2)

Accumulated deficit:
Balance at beginning of year	$(942.2)		$(902.9)
Net earnings/(loss) for period	28.3	$28.3	(37.1)	$(37.1)

Balance at September 30	$(913.9)		$(940.0)

Accumulated other comprehensive income (loss):
Balance at beginning of year	$43.3		$(12.2)
Foreign currency translation adjustments	(0.4)		28.7
Derivative gain (loss), net	1.8		(2.1)
Minimum pension liability adjustments	—		(1.6)

Total other comprehensive income	1.4	1.4	25.0	25.0

Balance at September 30	$44.7		$12.8

Comprehensive income (loss)		$29.7		$(12.1)

Less treasury stock at cost:
Balance at beginning of year and September 30	$(528.5)		$(528.5)

Total shareholder’s (deficit)	$(1,315.3)		$(1,373.1)

See accompanying notes to condensed consolidated financial statements beginning on page 39.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$28.3	$(37.1)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	105.4	129.9
Deferred income taxes	(0.8)	(35.6)
Equity (earnings) from affiliates, net	(25.2)	(17.5)
Chapter 11 reorganization costs, net	6.6	16.2
Chapter 11 reorganization costs payments	(12.4)	(19.6)
Restructuring and reorganization charges, net of reversals	5.0	7.3
Restructuring and reorganization payments	(2.1)	(3.4)
Goodwill impairment	60.0	—
Asbestos-related insurance recoveries	4.5	23.0
Payments for asbestos related claims	—	(9.0)
Charge for asbestos liability, net	—	81.0
Cash effect of hedging activities	9.7	(9.7)
Increase (decrease) in cash from change in:
Receivables	(58.3)	(32.8)
Inventories	(54.7)	(13.3)
Other current assets	13.8	(0.7)
Other noncurrent assets	(24.1)	(11.2)
Accounts payable and accrued expenses	54.1	(14.9)
Income taxes payable	(11.6)	31.0
Other long-term liabilities	9.2	6.5
Other, net	(4.5)	0.5

Net cash provided by operating activities	102.9	90.6

Cash flow from investing activities:
Purchases of property, plant and equipment and computer software	(69.1)	(55.6)
Distributions from equity affiliates	—	12.0
Proceeds from the sale of assets	4.6	1.8

Net cash (used for) investing activities	(64.5)	(41.8)

Cash flows from financing activities:
Increase (decrease) in short-term debt, net	12.3	(3.8)
Payments of long-term debt	(6.1)	(3.1)
Other, net	(1.3)	(0.6)

Net cash provided by (used for) financing activities	4.9	(7.5)

Effect of exchange rate changes on cash and cash equivalents	1.0	4.6

Net increase in cash and cash equivalents	44.3	45.9
Cash and cash equivalents at beginning of year	484.3	380.0

Cash and cash equivalents at end of period	$528.6	$425.9

See accompanying notes to condensed consolidated financial statements beginning on page 39.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 1. BASIS OF PRESENTATION

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891. Armstrong Holdings, Inc. is a Pennsylvania corporation and the publicly held parent holding company of AWI. Armstrong Holdings, Inc.’s only significant asset and operation is its indirect ownership, through Armstrong Worldwide, Inc. (a Delaware Corporation), of all of the capital stock of AWI. We include separate financial statements for Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries in this report because both companies have public securities that are registered under the Securities Exchange Act of 1934. The difference between the financial statements of Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries is primarily due to transactions that occurred in 2000 related to the formation of Armstrong Holdings, Inc. and to employee compensation-related stock activity. However, there are no differences in the income statements presented in this report for Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries, and minimal differences in the remaining three financial statements of each entity. Due to the lack of material differences in the financial statements, when we refer in this document to Armstrong Holdings, Inc. and its subsidiaries as “AHI,” “Armstrong,” “we,” “us,” and “ourselves,” we are also effectively referring to AWI and its subsidiaries. We use the term “AWI” when we are referring solely to Armstrong World Industries, Inc.

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

Operating results for the third quarter and first nine months of 2004 and the corresponding periods of 2003 included in this report are unaudited. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income/(loss), as reported	$23.2	$(4.7)	$28.3	$(37.1)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	0.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—	—	(0.2)

Pro forma net income/(loss)	$23.2	$(4.7)	$28.3	$(37.2)

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

AHI and all of AWI’s other direct and indirect subsidiaries, including Armstrong Wood Products Inc. (formerly Triangle Pacific Corp.), WAVE (AWI’s ceiling grid systems joint venture with Worthington Industries, Inc.), Armstrong Canada, and Armstrong DLW AG, were not a part of the Filing and accordingly, except for any asbestos-related liability that also relates, directly or indirectly, to the pre-Filing activities of AWI, the liabilities, including asbestos-related liability if any, of such companies will not be resolved in AWI’s Chapter 11 Case. See below under “The Asbestos Personal Injury Trust” and Note 13 under “Asbestos-Related Litigation”.

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

During 2003, the POR was submitted for a vote by AWI’s creditors for its approval. It was approved by each creditor class that was entitled to vote on the POR except the class of unsecured creditors. On November 17 and 18, 2003, the Bankruptcy Court held a hearing on confirmation of the Plan and on December 19, 2003, issued proposed findings of fact and conclusions of law and a proposed order confirming the POR, notwithstanding the rejection of the POR by the class of unsecured creditors. On December 29, 2003, the Unsecured Creditors’ Committee filed an objection to the Bankruptcy Court’s proposed findings of fact and conclusions of law and the proposed order of confirmation of the POR. This objection remains pending with the U.S. District Court. The Bankruptcy Code requires action of the U.S. District Court, in addition to that of the Bankruptcy Court, to approve the POR. Proceedings in the U.S. District Court were stayed in late 2003, due to a controversy relating to the judge. A different judge was assigned to the case in June 2004, and proceedings are expected to resume after the judge assesses the status of the case. See “Recent Developments and Next Steps in the Chapter 11 Process.”

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

However, although AWI’s domestic and foreign subsidiaries and other affiliates will be protected parties, asbestos-related personal injury claims against them will be channeled to the Asbestos P I Trust only to the extent such claims directly or indirectly relate to the pre-Filing manufacturing, installation, distribution or other activities of AWI, or AWI’s ownership of the subsidiaries or affiliates (as distinguished from independent activities of the subsidiaries or affiliates). See Note 13 under “Asbestos-Related Litigation.”

In addition, workers’ compensation claims brought against AWI or its subsidiaries or other affiliates will not be channeled to the Asbestos P I Trust and will remain subject to the workers’ compensation process. Workers’ compensation law provides that the employer is responsible for evaluation, medical treatment and lost wages as a result of a job-related injury. Historically, workers’ compensation claims against AWI or its subsidiaries have not been significant in number or amount, and AWI has continued to honor its obligations with respect to such claims during the Chapter 11 Case. Currently, AWI has four pending workers’ compensation claims and its UK subsidiary has four employer liability claims involving alleged asbestos exposure.

There also is uncertainty as to proceedings, if any, brought in certain foreign jurisdictions with respect to the effect of the 524(g) injunction in precluding the assertion in such jurisdictions of asbestos-related personal injury claims, proceedings related thereto or the enforcement of judgments rendered in such proceedings.

Management believes neither AWI nor its subsidiaries or other affiliates is subject to asbestos-related personal injury claims, that would not be channeled to the Asbestos P I Trust, which would be material in amount to reorganized Armstrong.

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

Recent Developments and Next Steps in the Chapter 11 Process

In order for the POR to be confirmed, the U.S. District Court must issue findings of fact and conclusions of law in support of confirmation of the POR, enter or affirm an order confirming the POR and issue the “524(g) injunction” which is part of the POR. In certain other companies’ asbestos-related Chapter 11 cases, motions for recusal were filed in 2003 against U.S. District Court Judge Alfred M. Wolin, who was jointly administering with the Bankruptcy Court the asbestos-related issues in the Chapter 11 cases of five companies, including AWI. As a result of these motions, Judge Wolin stayed proceedings in all five cases before him, including AWI’s Chapter 11 Case. Judge Wolin retired from the bench effective June 30, 2004. Judge Eduardo C. Robreno was assigned to the AWI case. In his initial order dated June 25, 2004, Judge Robreno directed that AWI file a status report with him by July 28, 2004 and further stated in the order that after the court reviewed the status report, a status conference would be scheduled in which all interested parties would be invited to participate. AWI filed the status report as requested and awaits the scheduling of the status conference. AWI is uncertain when confirmation of the POR will be considered by the U.S. District Court.

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

In its ongoing review of the filed claims, AWI to date has objected to approximately 2,200 claims totaling $2.7 billion. The Bankruptcy Court disallowed these claims with prejudice.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Approximately 1,100 proofs of claim totaling approximately $1.3 billion are pending with the Bankruptcy Court that are associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI’s participation in the Center for Claims Resolution. As stated above, the bar date of August 31, 2001 did not apply to asbestos-related personal injury claims other than claims for contribution, indemnification, or subrogation. The POR contemplates that all AWI asbestos-related personal injury claims, including claims for contribution, indemnification, or subrogation, will be addressed in the future pursuant to the procedures relating to the Asbestos P I Trust developed in connection with the POR. See further discussion regarding AWI’s liability for asbestos-related matters in Note 13.

Approximately 1,100 claims totaling approximately $1.6 billion alleging a right to payment for financing, environmental, trade debt and other claims remain. For these categories of claims, AWI has previously recorded approximately $1.6 billion in liabilities.

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

Financing

AWI has a $75.0 million debtor-in-possession credit facility that currently is limited to issuances of letters of credit. This facility is scheduled to mature on December 8, 2004. We are pursuing extending this maturity to December 8, 2005 and we anticipate that this will be approved. As of September 30, 2004, AWI had approximately $40.8 million in letters of credit, which were issued pursuant to the DIP Facility. As of September 30, 2004, AWI had $338.8 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. AWI believes that cash on hand and generated from operations and dividends from its subsidiaries, together with subsidiary lines of credit and the DIP Facility, will be adequate to address its foreseeable liquidity needs. Obligations under the DIP Facility, including reimbursement of draws under the letters of credit, if any, constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact

AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate pre-Filing liabilities that are subject to compromise and report them separately on the balance sheet. See Note 5 for detail of the liabilities subject to compromise at September 30, 2004 and December 31, 2003. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s pre-Filing debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of AWI subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI’s estimated liability for asbestos-related personal injury claims is also recorded in liabilities subject to compromise. See Note 13 for further discussion of AWI’s asbestos liability.

Additional pre-Filing claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities through September 30 of 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Professional fees	$3.6	$7.0	$9.6	$19.0
Interest income, post-Filing	(1.4)	(0.7)	(3.1)	(2.4)
Reductions to pre-Filing liabilities	—	—	—	(0.5)
Other expense directly related to bankruptcy, net	0.1	—	0.1	0.1

Total Chapter 11 reorganization costs, net	$2.3	$6.3	$6.6	$16.2

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 3. SEGMENT RESULTS

	Three Months Ended September 30,		Nine Months Ended September 30,
Net sales to external customers	2004	2003	2004	2003
Resilient Flooring	$308.1	$315.6	$934.1	$910.6
Wood Flooring	209.4	183.7	620.9	532.5
Textiles and Sports Flooring	70.0	73.3	197.4	202.4
Building Products	250.2	227.9	727.5	651.7
Cabinets	55.8	50.9	162.1	156.0

Total sales to external customers	$893.5	$851.4	$2,642.0	$2,453.2

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment operating income/(loss)	2004	2003	2004	2003
Resilient Flooring	$10.0	$20.8	$(13.4)	$57.5
Wood Flooring	7.1	(9.9)	38.5	(2.0)
Textiles and Sports Flooring	2.8	0.2	(0.8)	(8.9)
Building Products	40.0	32.4	106.3	78.0
Cabinets	2.8	(3.2)	4.9	(9.2)
All Other	0.5	0.5	1.8	1.4

Total segment operating income	63.2	40.8	137.3	116.8
Unallocated Corporate (expense)	(14.4)	(23.0)	(43.3)	(121.1)

Total consolidated operating income/(loss)	$48.8	$17.8	$94.0	$(4.3)

Segment assets	September 30, 2004	December 31, 2003
Resilient Flooring	$858.2	$915.3
Wood Flooring	642.7	576.6
Textiles and Sports Flooring	213.2	207.1
Building Products	576.3	551.5
Cabinets	102.3	102.3
All Other	20.7	18.8

Total segment assets	2,413.4	2,371.6
Assets not assigned to segments	2,316.7	2,276.2

Total consolidated assets	$4,730.1	$4,647.8

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 4. INCOME TAX EXPENSE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Earnings/(loss) before income taxes	$44.0	$5.3	$79.3	$(32.9)
Income Tax Expense	$20.8	$10.0	$51.0	$4.2

Tax expense of $51.0 million recorded in the first nine months of 2004 represents the estimated effective tax rate for 2004 applied against year-to-date taxable income of $139.3 million, which is the amount of pre-tax income exclusive of the impact of the nontaxable $60.0 million goodwill impairment. The resulting nine-month tax rate of 36.6% in 2004 is lower than the statutory US Federal and state rate primarily because of special tax benefits recorded to reflect the overall favorable settlement of tax audits during the second quarter.

Tax expense of $10.0 million and $4.2 million recorded in the three and nine months of 2003, respectively, represent the estimated effective tax rate for 2003 applied against quarterly pre-tax income of $5.3 million and pre-tax loss of $32.9 million, respectively, adjusted for permanent differences (mostly chapter 11 reorganization costs).

NOTE 5. LIABILITIES SUBJECT TO COMPROMISE

As a result of AWI’s Chapter 11 filing (see Note 2), pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of AHI subsidiaries not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI’s asbestos liability is also recorded in liabilities subject to compromise. See Note 2 for further discussion on how the Chapter 11 process may address AWI’s liabilities subject to compromise and Note 13 for further discussion of AWI’s asbestos liability.

Liabilities subject to compromise at September 30, 2004 and December 31, 2003 are as follows:

	September 30, 2004	December 31, 2003
Debt (at face value)(1)	$1,388.6	$1,388.6
Asbestos-related liability	3,190.6	3,190.6
Prepetition trade payables	58.9	58.9
Prepetition other payables and accrued interest	68.8	62.7
Amounts due to affiliates	4.7	4.7
ESOP loan guarantee	157.7	157.7

Total liabilities subject to compromise	$4,869.3	$4,863.2

(1)	In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $21.7 million and $65.1 million in the third quarter and first nine months of 2004, respectively, and $23.5 million and $73.3 million in the third quarter and the first nine months of 2003, respectively.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 6. INVENTORIES

	September 30, 2004	December 31, 2003
Finished goods	$347.9	$330.7
Goods in process	49.8	40.6
Raw materials and supplies	197.5	165.3
Less LIFO and other reserves	(87.6)	(82.2)

Total inventories, net	$507.6	$454.4

NOTE 7. EQUITY INVESTMENTS

Investments in affiliates were $74.1 million at September 30, 2004, an increase of $25.2 million, reflecting the equity earnings of our 50% interest in our WAVE joint venture and our remaining 35% interest in Interface Solutions, Inc. (“ISI”). Condensed income statement data for WAVE, a significant equity investment, is summarized below:

	Three Months Ended March 31,
	2004	2003
Net sales	$60.9	$51.7
Gross profit	17.4	15.1
Net earnings	12.2	9.9

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$80.8	$53.9	$141.7	$105.6
Gross profit	25.5	15.8	42.9	30.9
Net earnings	19.6	11.1	31.8	21.0

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$68.2	$55.4	$209.9	$161.0
Gross profit	21.1	15.9	64.0	46.8
Net earnings	14.9	11.2	46.7	32.2

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

As of January 1, 2004, we had goodwill of approximately $244 million. Approximately $107 million of this consolidated goodwill amount was attributable to our European resilient flooring reporting unit, which comprises wholly-owned and majority-owned subsidiaries and is reported within the Resilient Flooring reporting segment. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill be tested for impairment at least annually. Based on an assessment of financial projections incorporated in our annual strategic plan process which was prepared in the second quarter of 2004, we concluded that an indication of impairment exists for the European resilient flooring goodwill. Continuing price declines and volume shortfalls related to our European resilient flooring products are causing significant operating losses, and we have revised our projections accordingly. We calculated a preliminary estimate of the European resilient flooring reporting unit’s fair value using discounted cash flows. Based on this preliminary fair value calculation, we recorded a non-cash goodwill impairment loss of $60.0 million in the second quarter of 2004. During the fourth quarter of 2004, we will complete the valuation process for the significant assets and liabilities of the European resilient flooring business. Any adjustment to the estimated impairment loss based on the completion of these valuations could be material to our results of operations and will be recorded during the fourth quarter of 2004.

The following table represents the changes in goodwill for the first nine months of 2004.

Goodwill by segment	January 1, 2004	Adjustments, net(1)	Impairments	September 30, 2004
Resilient Flooring	$107.1	$(2.2)	$(60.0)	$44.9
Wood Flooring	110.4	—	—	110.4
Building Products	14.0	(0.1)	—	13.9
Cabinets	12.6	—	—	12.6

Total consolidated goodwill	$244.1	$(2.3)	$(60.0)	$181.8

(1)	Primarily consists of the effects of foreign exchange.

The following table details amounts related to AHI’s intangible assets as of September 30, 2004 and December 31, 2003.

	September 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Computer software	$109.5	$68.0	$104.1	$57.7
Land use rights and other	4.4	1.0	4.4	0.9

Total	$113.9	$69.0	$108.5	$58.6

Unamortized intangible assets
Trademarks and brand names	$29.2		$29.1

Other intangible assets, gross	$143.1		$137.6

Aggregate Amortization Expense
For the nine months ended September 30, 2004	$11.5
For the nine months ended September 30, 2003	$11.6

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 9. RESTRUCTURING AND OTHER ACTIONS

Restructuring charges of $1.9 million recorded in the third quarter of 2004 related to estimated severance and related costs for approximately 130 employees in the Building Products manufacturing location in Hoogezand, The Netherlands. The closure of this facility is estimated to be completed by the first quarter of 2005, subject to final resolution of the closure proposal per local labor law requirements. The production will be transferred to another Building Products location in Münster, Germany and will result in a net reduction of approximately 72 positions. See “Employee Relations” under Item 2 for information on a work-stoppage at Hoogezand.

Net restructuring charges of $1.1 million recorded in the second quarter of 2004 included charges of $1.6 million and reversals of $0.5 million. The $1.6 million charges related to estimated severance benefits and related costs for the Building Products manufacturing location in Hoogezand, The Netherlands described above. The $0.5 million of reversals comprised certain severance accruals that were no longer necessary in the remaining accruals from the 2003 charges in the Textiles and Sports Flooring ($0.2 million) and Resilient Flooring ($0.3 million) segments.

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

Net restructuring charges of $3.2 million recorded in the third quarter of 2003 included charges of $4.2 million and reversals of $1.0 million. $3.7 million of the charge related primarily to severance benefits for approximately 72 employees in a Textiles and Sports Flooring plant in The Netherlands, as part of the continuing 2002 restructuring plan to consolidate certain functions in the European flooring business. $0.5 million of the charge was for severance benefits related to the Wood Flooring manufacturing location in Port Gibson, Mississippi, which was closed effective September 2003 due to excess production capacity. The production was transferred to another Wood Flooring location, resulting in a net reduction of approximately 145 positions. Also related to this closure, accelerated depreciation of $15.1 million was recorded in the third quarter of 2003 as a component of cost of sales. Regarding the $1.0 million of reversals, $0.8 million of the remaining reserve related to a noncancelable operating lease in the U.K. was reversed in the Unallocated Corporate segment as a result of reaching agreement with outside parties on future rent increases and disputed rent payments by a sublessee and $0.2 million of the remaining accruals from the second quarter 2003 and second quarter 2002 charges in the Resilient Flooring segment were also reversed, comprising certain severance accruals that were no longer necessary.

Net restructuring charges of $0.9 recorded in the second quarter of 2003 included charges of $1.3 million and reversals of $0.4 million. The $1.3 million charges related primarily to severance benefits for approximately 11 employees in the Textiles and Sports Flooring ($0.7 million) and Resilient Flooring ($0.6 million) segments, as part of the continuing restructuring plan to consolidate certain functions in the European flooring business. The $0.4 million of reversals comprised certain severance accruals that were no longer necessary in the remaining accruals from the second quarter 2002 charge in the Resilient Flooring segment.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

The following table summarizes activity in the reorganization and restructuring accruals for the first nine months of 2004 and 2003.

	Beginning Balance	Cash Payments	Charges	Reversals	Other	Ending Balance
2004	$10.0	$(2.1)	$5.9	$(0.9)	$0.1	$13.0
2003	9.1	(3.4)	8.7	(1.4)	0.6	13.6

The amount in “other” for 2004 and 2003 is primarily related to foreign currency translation.

Of the September 30, 2004 and 2003 ending balances, $1.3 million is reported in liabilities subject to compromise.

Substantially all of the remaining balance of the restructuring accrual as of September 30, 2004 relates to a noncancelable operating lease, which extends through 2017, and severance for terminated employees with extended payouts, the majority of which will be paid in 2005.

NOTE 10. PENSIONS

Following are the components of net periodic benefit costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$5.8	$5.5	$17.4	$16.4
Interest cost on projected benefit obligation	22.8	22.9	68.5	68.8
Expected return on plan assets	(36.9)	(36.2)	(110.8)	(108.4)
Amortization of prior service cost	4.3	4.5	13.0	13.4
Recognized net actuarial loss	0.4	0.4	1.2	1.1

Net periodic pension (credit)	$(3.6)	$(2.9)	$(10.7)	$(8.7)

Retiree Health and Life Insurance Benefits
Service cost of benefits earned	$0.6	$0.8	$1.9	$2.5
Interest cost on projected benefit obligation	5.5	6.6	16.5	19.7
Amortization of prior service benefit	(1.3)	(1.2)	(4.1)	(3.8)
Recognized net actuarial loss	2.4	3.0	7.3	9.2

Net periodic postretirement benefit cost	$7.2	$9.2	$21.6	$27.6

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Non-U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$2.4	$2.0	$7.1	$6.1
Interest cost on projected benefit obligation	5.2	4.9	15.7	14.4
Expected return on plan assets	(3.6)	(3.2)	(10.9)	(9.5)
Amortization of transition obligation	—	0.1	—	0.2
Amortization of prior service cost	0.1	0.1	0.2	0.4
Recognized net actuarial loss	0.1	0.2	0.3	0.4

Net periodic pension cost	$4.2	$4.1	$12.4	$12.0

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

Pursuant to guidance issued in the second quarter of 2004 by the FASB, we elected to begin recording the effect of the Act in the second quarter. The Act affects both operating income and balance sheet liabilities over time. Since the Act is effective retroactive to January 1, 2004 and the total year benefit is expected to be $7.0 million, operating income for the nine months ended September 30, 2004 benefited by $5.3 million. The $5.3 million benefit was evenly apportioned between the three quarters and was recorded in cost of goods sold ($3.0 million) and selling, general and administrative expenses (“SG&A”)($2.3 million). The remaining $1.7 million benefit will be recorded in the fourth quarter. The reduction in the accumulated postretirement benefit obligation related to the Medicare benefit is expected to be $52.4 million.

NOTE 11. PRODUCT WARRANTIES

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. Generally, the terms of these warranties range up to 25 years and provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historical amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table illustrates the activity for product warranties for the first nine months of 2004 and 2003:

	2004	2003
Balance at January 1	$25.5	$22.3
Reductions for payments	(28.4)	(29.5)
Current year warranty accruals	27.1	31.0
Preexisting warranty accrual changes	(0.7)	(0.3)
Effects of foreign exchange translation	(0.1)	0.8

Balance at September 30	$23.4	$24.3

NOTE 12. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2004	2003
Interest paid	$1.7	$1.5
Income taxes paid, net	$63.7	$12.2

The increase in income taxes paid related primarily to estimated federal tax payments made in the second and third quarters of 2004.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 13. LITIGATION AND RELATED MATTERS

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

However, although AWI’s domestic and foreign subsidiaries and other affiliates will be protected parties, asbestos-related personal injury claims against them will be channeled to the Asbestos P I Trust only to the extent such claims directly or indirectly relate to the manufacturing, installation, distribution or other activities of AWI or are based solely on AWI’s ownership of the subsidiaries or other affiliates (as distinguished from independent activities of the subsidiaries or affiliates). Currently, one asbestos-related personal injury litigation against a subsidiary of AWI allegedly arising out of such independent activities is pending.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

This claim will not be channeled to the Asbestos P I Trust under the POR inasmuch as it does not involve activities of AWI. The case has several defendants. The subsidiary denies liability and is aggressively defending the matter. AWI has not recorded any liability for this matter. Management does not expect that any sum that may have to be paid in connection with this matter will be material to Armstrong.

In addition, workers’ compensation claims brought against AWI or its subsidiaries or other affiliates will not be channeled to the Asbestos P I Trust and will remain subject to the workers’ compensation process. Historically, workers’ compensation claims against AWI and its subsidiaries have not been significant in number or amount and AWI has continued to honor its obligations with respect to such claims during the Chapter 11 Case. Workers’ compensation law provides that the employer is responsible for evaluation, medical treatment and lost wages as a result of a job-related injury. Currently, AWI has only four pending workers’ compensation claims and its UK subsidiary has four employer liability claims involving alleged asbestos exposure.

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

Insurance Asset

An insurance asset in respect of asbestos claims in the amount of $98.6 million was recorded as of September 30, 2004 compared to $103.1 million recorded as of December 31, 2003. The total amount recorded reflects AWI’s belief that insurance proceeds will be recovered in this amount, based upon AWI’s success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance, in our opinion, is either available through settlement or probable of recovery through negotiation or litigation. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $79 million of the $98.6 million asset is determined from agreed coverage in place. Of the $98.6 million, $11.5 million has been recorded as a current asset as of September 30, 2004 reflecting management’s estimate of the minimum insurance payments to be received in the next 12 months.

Many uncertainties remain in the insurance recovery process, therefore, AWI did not increase the estimated insurance recovery asset in the third quarter of 2004. During the second quarter of 2003, $9.0 million of an insurance asset was recorded for asbestos property damage claims based on agreements reached during the first half of 2003. During the third quarter of 2003, AWI received $9.0 million of insurance proceeds related to the asbestos property damage claims.

Cash Flow Impact

As a result of the Chapter 11 Filing, AWI has not made any payments for asbestos-related personal injury claims since the fourth quarter of 2000. AWI received asbestos-related insurance recoveries of $4.5 million and $14.0 million, respectively, during the first nine months of 2004 and 2003. During the third quarter of 2003, AWI paid $9.0 million for asbestos-related property damage claims and received $9.0 million of insurance proceeds related to these claims. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements. Management estimates that the timing of future cash recoveries of the recorded asset may extend beyond 10 years.

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

Environmental Remediation

Summary

We are involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and similar state “Superfund” laws at 27 sites. In most cases, we are one of many potentially responsible parties (“PRPs”) which have potential liability for the required investigation and remediation of each site and which, in some cases, have agreed to jointly fund that required investigation and remediation. With regard to some sites, however, we dispute the liability, the proposed remedy or the proposed cost allocation among the PRPs. We may have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.

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

AWI’s strategy has been to try to resolve as many of its environmental liabilities through its Chapter 11 Case as possible. AWI has been negotiating with the Department of Justice (“DOJ”) and the EPA to reach an environmental settlement on approximately 37 sites. AWI has asked the federal government to agree, as it did in other settlements with debtors in their bankruptcies, to covenant not to sue us for either monetary or injunctive relief, in exchange for an allowed claim amount in the bankruptcy with respect to known claims concerning sites that AWI does not own or operate. Under the proposed settlement, AWI would have contribution protection under CERCLA for certain sites with respect to private party claims. In addition, AWI would have the benefit of the discharge as to monetary claims.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Specific Events

In 2001, the EPA notified AWI that it may be a PRP at the Peterson Puritan site. However, AWI did not learn that the EPA considers it a substantial contributor of waste to the site until July 2003. At that time, the EPA notified AWI of the EPA’s estimate of the site’s future cleanup costs, as well as the EPA’s estimate of AWI’s allocated share of the costs. AWI presented information to the EPA indicating AWI’s share should be significantly lower. As discussed above (Effects of Chapter 11), management has been in negotiations with the DOJ and EPA to reach an environmental settlement which would resolve the proof of claim against AWI. Subject to certain approvals, the DOJ, EPA and AWI have tentatively agreed to a global settlement for these sites, including Peterson Puritan, for a total of less than $10 million.

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

Summary of Financial Position

Liabilities of $27.8 million and $21.2 million at September 30, 2004 and December 31, 2003, respectively were for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. The majority of this increase relates to developments in the Peterson Puritan site described in “Specific Events” above. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $18.6 million of the September 30, 2004 and $12.8 million of the December 31, 2003 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the condensed consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $2.4 million and $2.5 million at September 30, 2004 and December 31, 2003, respectively.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

PATENT INFRINGEMENT CLAIMS

We are a defendant in two related lawsuits claiming patent infringement related to some of our laminate flooring products. The plaintiffs have claimed unspecified monetary damages. We are being defended and indemnified by our supplier for all costs and potential damages related to the litigation.

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

In 2003, an agreement was reached to settle this matter. Contributors to the settlement were AWI, its insurer and the trustee bank of the RSSOP. The full amount of the settlement was allocated in December 2003 among approximately 370 former employees. AWI’s portion of the settlement is $1.0 million, which will be treated as convenience claims in the Chapter 11 Case. The settlement was approved by the Bankruptcy Court on March 31, 2003 and by the United States District Court (Eastern District of PA) on June 16, 2003. Based upon the Bankruptcy Court’s approval of the settlement, AWI recorded a $1.0 million charge in the first quarter of 2003 as an other non-operating expense.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 14. SUBSEQUENT EVENT

In November 2004, we announced plans to cease production of certain products at our Resilient Flooring manufacturing plant in Lancaster, Pennsylvania. We will stop manufacturing commercial tile products at the Lancaster plant effective December 2004, due to excess production capacity for the products and due to the higher operating cost of the plant. We also plan to cease manufacturing commercial sheet products at the plant by the end of 2005, due to declining demand and higher manufacturing costs at the facility. For both the tile and sheet products, we plan to service our customers’ ongoing requirements from other facilities around the world.

These actions will reduce employment by approximately 450 positions. Aggregate charges of approximately $90 million will be recorded, with a portion starting in the fourth quarter of 2004 and continuing in future quarters into 2006. The charges, which are primarily non-cash, cover equipment and building write-downs, retirement and termination benefits, manufacturing closure activities and transition costs for shifting warehouse and production operations to other locations. The charges will be recorded in restructuring and reorganization charges, net (for the retirement and termination benefits) and cost of goods sold (for the other charges). Additionally, we expect to invest approximately $40 million, starting in 2005, in new equipment and buildings at several locations to accommodate transitioning manufacturing requirements. Once completely implemented, these actions are expected to provide approximately $35 million in annual operating benefits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891. Armstrong Holdings, Inc. is a Pennsylvania corporation and the publicly held parent holding company of AWI. Armstrong Holdings, Inc.’s only significant asset and operation is its indirect ownership, through Armstrong Worldwide, Inc. (a Delaware corporation), of all of the capital stock of AWI. The following discussion and analysis pertains to both Armstrong Holdings, Inc. and its subsidiaries and Armstrong World Industries, Inc. and its subsidiaries due to the lack of material differences in the financial statements, as explained in Note 1 of the Condensed Consolidated Financial Statements. Due to this lack of material differences, when we refer in this document to Armstrong Holdings, Inc. and its subsidiaries as “AHI,” “Armstrong,” “we,” “us,” and “ourselves,” we are also effectively referring to AWI and its subsidiaries. We use the term “AWI” when we are referring solely to Armstrong World Industries, Inc.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

On December 6, 2000, AWI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to use the court-supervised reorganization process to achieve a resolution of its asbestos liability. Also filing under Chapter 11 were two of AWI’s wholly-owned subsidiaries, Nitram Liquidators, Inc. and Desseaux Corporation of North America, Inc. The Chapter 11 cases are being jointly administered under case number 00-4471 (the “Chapter 11 Case”). AWI is operating its business and managing its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. See Note 2 of the Condensed Consolidated Financial Statements for information on the Chapter 11 Case and Note 13 of the Condensed Consolidated Financial Statements for information on asbestos litigation.

Reportable Segments

Resilient Flooring — produces a broad range of floor coverings for homes and commercial and institutional buildings. Resilient Flooring products include vinyl sheet, vinyl tile, linoleum flooring and luxury vinyl tile. In addition, our Resilient Flooring segment sources and sells laminate flooring products, adhesives, installation and maintenance materials and accessories, and has recently introduced ceramic tile products. Resilient Flooring products are offered in a wide variety of types, designs and colors, and provide ease of installation. Many products offer reduced maintenance (no-wax). We sell these products to wholesalers, large home centers, retailers, contractors and to the manufactured homes industry.

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

Building Products — produces suspended mineral fiber, soft fiber and metal ceiling systems for use in commercial, institutional and residential settings. In addition, our Building Products segment sources and sells wood ceiling systems. The products are available in numerous colors, performance characteristics and designs, and offer attributes such as acoustical control, rated fire protection and aesthetic appeal. Commercial ceiling materials and accessories are sold to ceiling systems contractors and to resale distributors. Residential ceiling products are sold through wholesalers and retailers (including large home centers), primarily in North America. Suspension system (grid) products manufactured by WAVE are sold by both Armstrong and the WAVE joint venture.

Cabinets — produces kitchen and bathroom cabinetry and related products, which are used primarily in the U.S. residential new construction and renovation markets. Through our system of company-owned and independent distribution centers and through direct sales to builders, our Cabinets segment provides design, fabrication and installation services to single and multi-family homebuilders, remodelers and consumers under the brand names Armstrong™, Bruce® and IXL®.

We also report on two other segments, All Other (which relates to a corporate equity investment) and Unallocated Corporate Expense.

See Note 3 of the Condensed Consolidated Financial Statements for additional financial information on our reportable segments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Financial highlights for the third quarter and first nine months:

			Change is Favorable/(Unfavorable)
	2004	2003	As Reported	Excluding Effects of Foreign Exchange Rates
Three months ended September 30
Total Consolidated Net Sales	$893.5	$851.4	4.9%	2.7%

Operating Income	$48.8	$17.8	Favorable	Favorable
Charge for Asbestos Liability, Net	—	8.0

Operating Income prior to Charge for Asbestos Liability, Net	$48.8	$25.8	89.1%	83.5%

Net increase in cash and cash equivalents	$34.3	$107.0	(67.9)%

Nine months ended September 30
Total Consolidated Net Sales	$2,642.0	$2,453.2	7.7%	4.7%

Operating Income/(Loss)	$94.0	$(4.3)	Favorable	Favorable
Charge for Asbestos Liability, Net	—	81.0
Goodwill Impairment	60.0	—

Operating Income prior to Charge for Asbestos Liability, Net and Goodwill Impairment	$154.0	$76.7	Favorable	94.7%
Net increase in cash and cash equivalents	$44.3	$45.9	(3.5)%

In the third quarter of 2004:

•	We continued to experience strong demand for our Wood Flooring, Building Products and Cabinets products in the North American residential and commercial markets.

•	Our sales performance in Europe was mixed, but slightly down in total from the prior year. Sales of TSF products fell short of 2003 levels.

•	We incurred higher raw material costs, particularly for lumber and PVC resins.

•	We benefited from operating cost reduction initiatives implemented in prior years.

•	Cash and cash equivalents increased less than in 2003, primarily due to increased working capital needs and increased capital expenditures.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Factors Affecting Revenues

Markets. We compete in building material markets around the world. The majority of our sales opportunity is in the North American and European markets. During the third quarter of 2004, these markets experienced the following, according to U.S. Government and industry reports:

•	In the North American residential market, housing activity remained strong. U.S. single family housing completions in the third quarter of 2004 were approximately 12% higher than in the third quarter of 2003 (our products tend to be installed towards the latter stages of the housing construction process). U.S. single family housing starts in the third quarter of 2004 were approximately 6% above the third quarter of 2003.

U.S. retail sales of building materials, garden equipment and supply stores (an indicator of home renovation activity) increased significantly in the third quarter of 2004 over sales levels in the third quarter of 2003. This was partially due to strong sales of existing homes in prior periods, after allowing for the usual lag for renovation-related expenditures.

•	The North American commercial market grew, primarily due to increased renovation activity. Two indicators of renovation opportunity, the dollar value of large renovation projects and total office employment, reported increases compared to the third quarter of 2003.

•	The increased demand for steel and a shortage of coke has created a steel shortage in the U.S. The steel shortage has increased raw material costs for our WAVE joint venture. This increase has been largely offset by price increases. An extended steel shortage could cause U.S. construction starts to be delayed or postponed, which could reduce our commercial sales. To-date, sales of our commercial products have not been impacted by the shortage.

Quality and Customer Service. Our quality and customer service are critical components of our total value proposition. In 2004, we experienced the following:

•	Our performance in fulfilling orders for Wood Flooring products has been less than satisfactory due in part to substantially higher orders and lower inventory levels during early 2004. We have been increasing our capacity and lumber inventory in order to improve customer service performance levels.

•	Two of our Building Products plants were damaged by Hurricane Ivan in September 2004. The plants were partially operational within a few days and fully operational in less than a week. We estimate that approximately $2 million of sales were delayed into the fourth quarter as a result of the hurricane.

•	Production and research initiatives have enabled Resilient Flooring and Wood Flooring quality-related claims to decrease 18% and 16%, respectively, as a percentage of North American sales for the first 9 months, versus the same period last year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Pricing Initiatives. In the second, third and fourth quarters of 2003, increased costs for raw materials, labor and labor-related expenses, energy and other areas led us to increase prices. These pricing initiatives increased net sales in the first nine months of 2004 compared to the first nine months of 2003. The most significant 2003 pricing actions were:

•	In Resilient Flooring, we implemented price increases for selected U.S. commercial products in July 2003. We also implemented an increase on selected U.S. residential products in November 2003.

•	In Wood Flooring, we implemented a price increase on solid wood products in April 2003. We also announced increases on solid wood products that became effective in November 2003 and January 2004.

•	In Building Products, a price increase was announced for most commercial acoustical ceiling products in the North American markets, effective July 1, 2003. Price increases on certain products to our large home center customers in the U.S. were implemented in August and September of 2003. We also increased prices for certain U.S. residential-oriented products sold through distribution in July 2003. An additional increase for most commercial products was announced in the fourth quarter of 2003, which became effective January 1, 2004.

•	In Cabinets, we announced price increases in September 2003 to our retail customers and our builder and distributor customers.

During the first ten months of 2004, the most significant pricing actions were:

•	In Resilient Flooring, we announced a price increase in April for commercial vinyl composition tile products, effective later in the second quarter and third quarter. Additionally, in June and October, we announced price increases on selected residential and commercial vinyl flooring products, to be effective in the third quarter and fourth quarters, respectively.

•	In Wood Flooring, we announced a price increase in April for selected solid wood products, which was effective in the second quarter. Additionally, in the second quarter, we lowered prices for selected engineered wood products in response to imported and domestic competitive products. In November, we announced a price increase on selected engineered wood products, to be effective in the first quarter of 2005.

•	In Building Products, a price increase was announced in April for most commercial acoustical ceiling products in the U.S. market, effective July 1, 2004. In May and June, price increases were announced to our large home center customers and residential wholesalers, to be effective through the second half of 2004.

•	In Cabinets, we announced price increases to our retail customers and our builder and distributor customers that became effective in June. We also announced an additional increase in October that will be effective in the fourth quarter of 2004 and the first quarter of 2005.

In certain cases, price increases actually realized were less than the announced price increases because we had to adjust to competitive actions and changing market conditions. Also during the first nine months of 2004, we made several price concessions for certain products in some of our segments and geographic regions, again to respond to competitive conditions.

The pricing actions described above increased consolidated net sales in the third quarter of 2004 by approximately $17 million and in the first nine months of 2004 by approximately $50 million, when compared to the same periods of 2003.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Impact From Major Customers’ Decisions. Lowe’s Companies, Inc., one of our largest customers, increased purchasing competitive laminate flooring products in the second quarter of 2004. Our third quarter total laminate flooring sales declined approximately 17% from 2003, primarily as a result of their action. Further, Lowe’s recently advised us that they will reduce the number of laminate flooring products they purchase from us starting in the first quarter of 2005. We estimate that Lowe’s action will reduce our sales in 2005, compared to 2004 estimated levels, by approximately $60 million and have a material adverse impact on operating income.

Certain national retailers are also sourcing more of their vinyl flooring products from foreign manufacturers, primarily due to cost and styling considerations. While we are responding to these actions, the shift in the retailers’ sourcing was a significant reason for the sales volume decline we experienced in the third quarter of 2004 in our Resilient Flooring Americas business.

Factors Affecting Operating Costs

Operating Expenses. Our operating expenses consist of direct production costs (principally raw materials, labor and energy) and manufacturing overhead costs, costs to purchase sourced products and SG&A.

Our most important commodities are lumber and veneers, PVC, backings for various flooring products and plasticizers. We also consume large quantities of energy in our manufacturing processes, in particular natural gas in our mineral fiber ceilings manufacturing process. Fluctuations in the prices of these components of our production processes are generally beyond our control and have a direct impact on our financial results. In 2004, we experienced the following:

•	Prices for hardwood lumber increased from the second quarter of 2003 through the first quarter of 2004, as the availability of lumber for flooring decreased due to poor weather conditions for timbering and reductions in industry saw mill capacity, while demand for the lumber (for flooring and other products such as railroad ties and pallets) remained strong. In the third quarter of 2004, lumber prices were relatively consistent with those of the second quarter. We have been able to partially reduce the impact of the year-over-year increased costs through an improved procurement process. However, our cost for acquiring lumber in the third quarter of 2004 was approximately $9 million greater than in the third quarter of 2003 and approximately $31 million greater in the nine month comparative period. Lumber costs for the year 2004 will exceed those in 2003.

•	PVC is a widely used oil-based raw material. We experience cost pressures on PVC when energy prices increase and when industrial demand for the material increases. PVC resin and film prices increased cost of goods sold by $6.0 million in the third quarter of 2004 compared to the third quarter of 2003 and increased $10.4 million in the nine month comparative period. We believe the cost for these oil-based raw materials will continue to exceed those in 2003.

•	Costs for natural gas have increased significantly over the past several years. In the third quarter of 2004, we incurred $1.7 million of additional costs for natural gas compared to the third quarter of 2003 and $4.4 million more in the nine month comparative period.

Production wages and non-production salaries increased approximately $6 million and $18 million for the third quarter and first nine months of 2004, respectively, compared to the same periods in 2003.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) became law in the United States. Pursuant to accounting guidance on the Act issued in the second quarter of 2004, we elected to begin recording the effect of the Act in the second quarter. Since the Act is effective retroactive to January 1, 2004 and the total year benefit will be $7 million, operating income for the nine months ended September 30, 2004 benefited by $5.3 million. This benefit was evenly apportioned between the three quarters and was recorded in cost of goods sold ($3.0 million) and SG&A ($2.3 million).

Cost Reduction Initiatives. During 2003, we implemented several manufacturing and organizational changes to improve our cost structure and enhance our competitive position. Specifically:

•	We ceased production of our residential stencil vinyl flooring product line in the third quarter.

•	We closed two Wood Flooring facilities that manufactured engineered wood floors, one in each of the third and fourth quarters, consolidating their production volume into another Wood Flooring facility.

•	We closed a Textiles and Sports Flooring plant in The Netherlands in the third quarter.

•	We consolidated several sales, operational and administrative support organizations throughout our company. This consolidation included integrating our U.S. Resilient Flooring and Wood Flooring organizations.

We incurred the following expenses in 2003 for implementing these initiatives:

	Cost of Goods Sold	SG&A Expense	Restructuring Charges	Total Expenses
Three months ended September 30, 2003
Resilient Flooring	$6.1	$2.1	$—	$8.2
Wood Flooring	16.1	2.5	0.5	19.1
Textiles & Sports Flooring	0.3	—	3.5	3.8
Building Products	—	0.7	—	0.7
Cabinets	—	0.8	—	0.8
Corporate Unallocated	—	1.0	—	1.0

Total Consolidated	$22.5	$7.1	$4.0	$33.6

Nine months ended September 30, 2003
Resilient Flooring	$6.1	$2.5	$1.1	$9.7
Wood Flooring	16.1	3.6	0.5	20.2
Textiles & Sports Flooring	0.3	—	6.5	6.8
Building Products	0.1	0.9	—	1.0
Cabinets	—	0.8	—	0.8
Corporate Unallocated	—	2.6	—	2.6

Total Consolidated	$22.6	$10.4	$8.1	$41.1

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

During 2004, we recorded additional amounts related to cost reduction initiatives. Primarily:

•	We recorded costs associated with the announcement that we will cease production at our Building Products plant in The Netherlands, subject to final resolution of the closure proposal per local labor law requirements.

•	We recorded an additional asset impairment charge on one of our Wood Flooring plants that was closed in 2003.

•	We recorded a gain on the sale of a Textiles and Sports Flooring plant where we ceased production in 2003.

We incurred the following net expenses in 2004 for cost reduction initiatives:

	Cost of Goods Sold	SG&A Expense/ (Gain)	Restructuring Charges/ (Reversals)	Total Net Expenses
Three months ended September 30, 2004
Resilient Flooring	$—	$—	$—	$—
Wood Flooring	0.7	—	—	0.7
Textiles & Sports Flooring	—	(1.8)	—	(1.8)
Building Products	0.3	—	1.9	2.2
Corporate Unallocated	—	0.3	—	0.3

Total Consolidated	$1.0	$(1.5)	$1.9	$1.4

Nine months ended September 30, 2004
Resilient Flooring	$—	$0.5	$(0.3)	$0.2
Wood Flooring	0.7	—	—	0.7
Textiles & Sports Flooring	—	(1.8)	(0.5)	(2.3)
Building Products	1.7	—	5.8	7.5
Corporate Unallocated	—	0.3	—	0.3

Total Consolidated	$2.4	$(1.0)	$5.0	$6.4

In November 2004, we announced plans to cease production of certain products at the Resilient Flooring manufacturing plant in Lancaster, Pennsylvania. See Note 14 for further discussion.

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

During the third quarter of 2004, our cash and cash equivalents balance increased by $34.3 million, compared to a $107.0 million increase during the same period of 2003. The year-to-year change for the third quarter is due primarily from increased working capital needs and increased capital expenditures in 2004 compared to 2003. During the first nine months of 2004, our cash and cash equivalents balance increased by $44.3 million, compared to a $45.9 million increase during the same period of 2003. For the first nine months of 2004, increased cash from operations and from financing activities compared to 2003 were more than offset by increased capital expenditures and no distributions to-date this year from our equity affiliates.

Employee Relations

As of September 30, 2004, we had approximately 15,500 full-time and part-time employees worldwide, compared to approximately 15,700 employees as of September 30, 2003.

Late in September 2004, our Hoogezand, The Netherlands plant (see Cost Reduction Initiatives and Note 9) experienced a 14 day work stoppage, which delayed shipments of certain products. We estimate that this work stoppage did not have a material impact on operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

RESULTS OF OPERATIONS

Unless otherwise indicated, net sales in these results of operations are reported based upon the location where the sale was made.

2004 COMPARED TO 2003

CONSOLIDATED RESULTS

			Change is Favorable/(Unfavorable)
	2004	2003	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Three months ended September 30
Net Sales:
Americas	$644.5	$622.5	3.5%	3.4%
Europe	222.4	207.7	7.1%	(1.0)%
Pacific	26.6	21.2	25.5%	22.0%

Total Consolidated Net Sales	$893.5	$851.4	4.9%	2.7%
Operating Income	$48.8	$17.8	Favorable	Favorable
Operating Income Margin	5.5%	2.1%

Nine months ended September 30
Net Sales:
Americas	$1,924.4	$1,803.5	6.7%	6.4%
Europe	643.6	589.9	9.1%	(1.0)%
Pacific	74.0	59.8	23.7%	15.6%

Total Consolidated Net Sales	$2,642.0	$2,453.2	7.7%	4.7%
Operating Income/(Loss)	$94.0	$(4.3)	Favorable	Favorable
Operating Income/(Loss) Margin	3.6%	(0.2)%

(1)	Excludes favorable foreign exchange rate effect in translation: Three months - $18.3 million on net sales and $0.8 million on operating income; Nine months - $69.5 million on net sales and $2.4 million on operating income.

Net sales in the Americas increased for the third quarter and first nine months primarily from improved demand for most of our products in both the residential and commercial markets and from the positive effects of the above mentioned pricing initiatives.

Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets decreased 1.0% for the third quarter and the first nine months. For both the third quarter and first nine months compared to the same periods in 2003, Resilient Flooring and Building Products recorded increases in sales, while sales of TSF products declined.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific area increased $4.8 million for the third quarter and $10.0 million for the first nine months, primarily as a result of stronger sales in China and Australia.

Cost of goods sold in the third quarter of 2004 was 78.3% of net sales, compared to 79.6% in the same period of 2003. Cost of goods sold in the first nine months of 2004 was 77.5% of net sales, compared to 78.8% in the same period of 2003. The percentage reductions were primarily due to the favorable impacts of increased volumes and the above mentioned cost reduction and pricing initiatives, partially offset by increased raw material, energy and labor costs. We recorded a benefit of $1.1 million and $3.0 million for the third quarter and first nine months, respectively, related to the Medicare Act (see Note 10). Additionally, we recorded $0.3 million and $1.7 million of costs in the third quarter and first nine months of 2004, respectively, as a result of announcing our intentions to cease production at the Building Products manufacturing location in Hoogezand, The Netherlands, subject to final resolution of the closure proposal per local labor law requirements. In the third quarter of 2004, we also recorded $0.7 million for a further impairment charge related to a Wood Flooring plant that was closed in 2003.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

SG&A in the third quarter of 2004 was $151.5 million (17.0% of net sales) and $461.4 million (17.5% of net sales) for the first nine months of 2004, compared to $151.1 million (17.7% of net sales) and $454.4 million (18.5% of net sales) for the corresponding 2003 periods. We recorded a benefit of $0.7 million and $2.3 million for the third quarter and first nine months, respectively, related to the Medicare Act (see Note 10). Excluding the translation effect of changes in foreign exchange rates of $3.9 million, SG&A expenses in the third quarter were $3.5 million lower than the 2003 SG&A expenses, primarily as a result of the above mentioned cost reduction initiatives (the costs of the initiatives increased SG&A in 2003 and the benefits lowered SG&A in 2004) and from the impact of the Medicare Act. The lower costs in 2004 were partially offset by higher employee bonus accruals. Excluding the translation effect of changes in foreign exchange rates of $16.6 million, SG&A expenses in the first nine months were $9.6 million less than the 2003 SG&A expenses, primarily as a result of the cost reduction initiatives, the Medicare Act, and partially offset by higher employee bonus accruals, described above.

In the third quarter of 2003, we recorded a non-cash charge of $8.0 million, resulting in a nine month charge of $81.0 million, both of which related to management’s updated assessment of probable asbestos-related insurance asset recoveries. See Note 13 for further discussion.

In the second quarter of 2004, we recorded a $60.0 million non-cash goodwill impairment loss related to our European resilient flooring reporting unit based on a preliminary impairment assessment. Any adjustment to the estimated impairment loss based on the completion of these valuations will be recorded during the fourth quarter of 2004. See Note 8 for further discussion.

We recorded a restructuring charge of $1.9 million in the third quarter and $5.0 million in the first nine months of 2004, primarily due to plans to cease production at the Building Products manufacturing location in Hoogezand, The Netherlands, subject to final resolution of the closure proposal per local labor law requirements. This action is being taken as there is excess production capacity in the European mineral and soft fiber ceiling industry. It is planned that the production will be transferred to another Building Products location in Münster, Germany and will result in a net reduction of approximately 72 positions. We expect to incur approximately $15 million of additional charges related to this plant closure for accelerated depreciation of equipment, plant closure activities, transition costs for shifting production capabilities to another European facility and severances, with approximately $3 million expected to be incurred during the remainder of the year. This cost reduction initiative is expected to result in approximately $7 million in annual savings. In the third quarter and first nine months of 2003, we recorded net restructuring charges of $3.2 million and $7.3 million, primarily from consolidating certain functions in the European flooring businesses. Included in the 2003 net restructuring charges is the reversal of the remaining $0.8 million reserve related to a noncancelable operating lease in the U.K. This reversal was the result of reaching agreement with outside parties on future rent increases and disputed rent payments by a sub-lessee and was recorded to the Unallocated Corporate segment.

Equity earnings from affiliates, primarily from our WAVE joint venture, were $8.0 million in the third quarter and $25.2 million for the first nine months of 2004, as compared to $6.1 million and $17.5 million in the same periods of 2003.

Operating income of $48.8 million in the third quarter and $94.0 million in the first nine months of 2004 compared to operating income of $17.8 million and operating loss of $4.3 million in the same periods of 2003.

Interest expense was $2.2 million in the third quarter and $6.3 million in the first nine months of 2004, compared to $2.4 million and $6.9 million in the same periods of 2003. In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $21.7 million in the third quarter and $65.1 million in the first nine months of 2004 and $23.5 million and $73.3 million in the same periods of 2003.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Other non-operating expense was $1.3 million in the third quarter of 2004 compared to $4.8 million expense recorded in 2003, primarily due to less foreign currency transaction losses in 2004, and from 2003 including a $2.1 million impairment of a receivable related to a 2000 divestiture. Other non-operating expense of $5.0 million in the first nine months of 2004 was $3.1 million lower than the $8.1 million expense recorded in 2003, primarily due to less foreign currency transaction losses in 2004, the above mentioned 2003 receivable impairment and a $1.0 million charge recorded in 2003 for settling a claim from former employees.

Other non-operating income was $1.0 million in the third quarter of 2004 and 2003. Other non-operating income was $3.2 million in the first nine months of 2004 compared to $2.6 million recorded in 2003.

Chapter 11 reorganization costs, net, in the third quarter of 2004 were $2.3 million, which was $4.0 million less than the $6.3 million amount recorded in 2003. In the first nine months of 2004, these costs were $6.6 million, which was $9.6 million less than the $16.2 million amount recorded in 2003. The decreases are primarily due to less professional fees caused by lower activity in the Chapter 11 case.

In the third quarter of 2004, income tax expense of $20.8 million compared to $10.0 million in 2003. The effective tax rate for the third quarter was 47.3% in 2004 based on pre-tax income of $44.0 million and 188.7% in 2003 based on pre-tax income of $5.3 million. In the first nine months, income tax expense was $51.0 million in 2004 and $4.2 million in 2003. The effective tax rate for the first nine months was 36.6% in 2004 based on a pre-tax income of $139.3 million, excluding the $60.0 million non-cash impairment loss in the second quarter of 2004, which is a nontaxable event. For the first nine months of 2003, income tax expense was $4.2 million on a pre-tax loss of $32.9 million. The effective tax rate variations between years are due to the impact of permanent differences (mostly chapter 11 reorganization costs) on significantly lower results in 2003.

Net income of $23.2 million for the third quarter and net income of $28.3 million for the first nine months of 2004 compared to net losses of $4.7 million and $37.1 million for the same periods for 2003.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

REPORTABLE SEGMENT RESULTS

Resilient Flooring

			Change is Favorable/(Unfavorable )
	2004	2003	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Three months ended September 30
Net Sales:
Americas	$233.2	$251.1	(7.1)%	(7.3)%
Europe	62.4	54.2	15.1%	6.3%
Pacific	12.5	10.3	21.4%	16.8%

Total Segment Net Sales	$308.1	$315.6	(2.4)%	(4.0)%
Operating Income	$10.0	$20.8	Unfavorable	Unfavorable
Operating Income Margin	3.2%	6.6%

Nine months ended September 30
Net Sales:
Americas	$715.4	$724.7	(1.3)%	(1.7)%
Europe	182.2	156.6	16.3%	5.2%
Pacific	36.5	29.3	24.6%	14.4%

Total Segment Net Sales	$934.1	$910.6	2.6%	0.1%
Operating Income/(Loss)	$(13.4)	$57.5	Unfavorable	Unfavorable
Operating Income/(Loss) Margin	(1.4)%	6.3%

(1)	Excludes favorable foreign exchange rate effect in translation: Three months - $5.4 million on net sales and $0.2 million on operating income; Nine months - $22.2 million on net sales and $1.0 million on operating income.

Net sales in the Americas decreased in the third quarter and for the first nine months. For both periods, the sales decrease was primarily due to unit volume declines of laminate and vinyl flooring products sold to the major national retailers (see “Overview – Factors Affecting Revenues”).

Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets increased 6.3% for the third quarter and 5.2% for the first nine months, primarily due to unit volume growth of vinyl flooring products.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific area increased $1.8 million for the third quarter and $4.6 million for the first nine months.

Operating income decreased $10.8 million for the third quarter, due primarily to lower sales and higher raw material costs, wages and salaries, partially offset by expenses incurred in 2003 for the previously described cost reduction initiatives and reduced expenses in 2004 resulting from implementing those initiatives. Operating results decreased $70.9 million for the first nine months. In the second quarter of 2004, we recorded a non-cash goodwill impairment loss of $60.0 million related to our European resilient flooring reporting unit (see Note 8). Operating results also decreased due to increased raw material costs and wage and salary increases. Operating income benefited in the first nine months by $2.1 million from recording the effect of the Medicare Act.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Wood Flooring

	2004	2003	Change is Favorable
Three months ended September 30
Total Segment Net Sales(1)	$209.4	$183.7	14.0%
Operating Income/(Loss)	$7.1	$(9.9)	Favorable
Operating Income/(Loss) Margin	3.4%	(5.4)%

Nine months ended September 30
Total Segment Net Sales(1)	$620.9	$532.5	16.6%
Operating Income/(Loss)	$38.5	$(2.0)	Favorable
Operating Income/(Loss) Margin	6.2%	(0.4)%

(1)	Virtually all Wood Flooring products are sold in the Americas, primarily in the U.S.

Net sales for the third quarter and the first nine months increased by $25.7 million and $88.4 million, respectively. Units sold of pre-finished solid and engineered hardwood floors increased by approximately 8% and 18%, respectively, in the third quarter and 13% and 9%, respectively, in the first nine months due to the strong U.S. residential market. Net sales were also positively impacted by the price increases implemented for solid wood flooring products (see “Overview – Factors Affecting Revenues”).

Operating income in the third quarter and first nine months increased by $17.0 million and $40.5 million, respectively, from the same periods in 2003. For both the quarter and nine months, the increase was due primarily to the previously described price increases, the sales volume gains, expenses incurred in 2003 for the previously described cost reduction initiatives and reduced expenses in 2004 resulting from implementing those initiatives. Partially offsetting these gains in both the quarter and first nine months were higher lumber costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Textiles and Sports Flooring (“TSF”)

			Change is Favorable/(Unfavorable)
	2004	2003	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Three months ended September 30
Total Segment Net Sales	$70.0	$73.3	(4.5)%	(11.2)%
Operating Income	$2.8	$0.2	Favorable	Favorable
Operating Income Margin	4.0%	0.3%

Nine months ended September 30
Total Segment Net Sales	$197.4	$202.4	(2.5)%	(11.3)%
Operating (Loss)	$(0.8)	$(8.9)	Favorable	Favorable
Operating (Loss) Margin	(0.4)%	(4.4)%

(1)	Excludes favorable/(unfavorable) foreign exchange rate effect in translation: Three months - $5.5 million on net sales and $(0.1) million on operating income; Nine months - $20.1 million on net sales and $(1.2) million on operating (loss).

Net sales decreased for the third quarter and first nine months primarily from volume declines in our carpet products and due to weak economic conditions in our primary markets.

Operating income increased in the third quarter by $2.6 million. The increase was due primarily to a $1.8 million gain on the sale of a previously closed plant, expenses incurred in 2003 for the cost reduction initiatives that were described above and reduced expenses in 2004 resulting from implementing those initiatives, partially offset by the impact of lower sales. Operating results improved in the first nine months, primarily due to the gain on sale of the closed plant, lower operating expenses in 2004 as a result of implementing the previously described initiatives and the expenses incurred in 2003 from implementing the initiatives. These benefits were partially offset by the decline in sales volume.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Building Products

			Change is Favorable
	2004	2003	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Three months ended September 30
Net Sales:
Americas	$147.5	$137.6	7.2%	6.9%
Europe	88.6	79.4	11.6%	2.7%
Pacific	14.1	10.9	29.4%	27.0%

Total Segment Net Sales	$250.2	$227.9	9.8%	6.3%
Operating Income	$40.0	$32.4	23.5%	20.1%
Operating Income Margin	16.0%	14.2%

Nine months ended September 30
Net Sales:
Americas	$428.4	$392.9	9.0%	8.4%
Europe	261.6	228.3	14.6%	4.0%
Pacific	37.5	30.5	23.0%	16.8%

Total Segment Net Sales	$727.5	$651.7	11.6%	7.2%
Operating Income	$106.3	$78.0	36.3%	30.9%
Operating Income Margin	14.6%	12.0%

(1)	Excludes favorable foreign exchange rate effect in translation: Three months - $7.5 million on net sales and $0.9 million on operating income; Nine months - $27.2 million on net sales and $3.2 million on operating income.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Americas increased 6.9% for the third quarter and 8.4% for the first nine months. Unit volume to the U.S. Commercial markets increased by approximately 2% for the quarter and 5% for the nine months, primarily due to strong market conditions. Net sales also benefited from the previously described pricing initiatives and positive unit volume gains in the Latin American markets. Our third quarter sales were impacted by Hurricane Ivan, which damaged two of our plants. We estimate that approximately $2 million in sales and related costs of goods sold shifted from the third quarter to the fourth quarter as a result of the hurricane.

Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets increased 2.7% for the third quarter and 4.0% for the first nine months. These quarter and nine month sales gains were due primarily to the volume of mineral fiber product sold in the U.K. increasing by 10% and 2%, respectively, and in the emerging markets of Eastern Europe (primarily Russia) increasing by 7% and 9%, respectively. Products sold to the emerging markets tend to have lower margin than products sold in Western Europe. Excluding the translation effect of changes in foreign exchange rates, net sales of metal ceilings increased 6.2% in the third quarter and 3.3% for the first nine months.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific area increased $3.0 million for the third quarter and $5.4 million for the first nine months primarily due to strong activity in the Chinese and Australian markets.

Excluding the translation effect of changes in foreign exchange rates, operating income increased 20.1% for the third quarter and 30.9% for the first nine months, primarily due to the increased sales activity, favorable production efficiencies and higher equity earnings from our WAVE joint venture. Operating income also benefited in the first nine months by $1.9 million from recording the effect of the Medicare Act. Partially offsetting these gains were expenses associated with the cost reduction initiative in The Netherlands, increased raw material and energy costs, wage and salary increases, and employee bonus

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

accruals. During the third quarter of 2004, we incurred $0.4 million in expenses associated with Hurricane Ivan, the majority of which were repair costs. These costs were reported in cost of goods sold. We estimate future repair costs will be approximately $0.8 million, primarily to be charged to cost of goods sold as incurred.

Cabinets

	2004	2003	Change is Favorable
Three months ended September 30
Total Segment Net Sales(1)	$55.8	$50.9	9.6%
Operating Income/(Loss)	$2.8	$(3.2)	Favorable
Operating Income/(Loss) Margin	5.0%	(6.3)%

Nine months ended September 30
Total Segment Net Sales(1)	$162.1	$156.0	3.9%
Operating Income/(Loss)	$4.9	$(9.2)	Favorable
Operating Income/(Loss) Margin	3.0%	(5.9)%

(1)	All Cabinets products are sold in the Americas, primarily in the U.S.

Net sales in the third quarter and first nine months increased primarily due to the effects of the previously described price increases and sales of higher priced products.

Operating income in the third quarter and first nine months improved from the same periods in 2003, due to the increased sales and reduced manufacturing costs, partially offset by higher employee bonus accruals.

All Other

The All Other segment contributed operating income of $0.5 million in both the third quarters of 2004 and 2003, and $1.8 million and $1.4 million for the first nine months of 2004 and 2003, respectively, reflecting the equity in earnings from the investment in Interface Solutions, Inc.

Unallocated Corporate Expense

Unallocated corporate expense of $14.4 million in the third quarter of 2004 decreased from $23.0 million in 2003, primarily due to an $8.0 million charge in 2003 related to an asbestos claim settlement and lower staff expenditures, partially offset by higher employee bonus accruals.

Unallocated corporate expense of $43.3 million in the first nine months of 2004 decreased from $121.1 million in 2003. The nine month 2003 expenses included the $8.0 asbestos claim settlement and a $73 million non-cash charge related to management’s updated assessment of probable asbestos-related insurance asset recoveries. 2004 reflected higher employee bonus accruals, partially due to 2003 including the reversal of $3.5 million accrued in prior periods. Also in the first nine months compared to the same period in 2003, 2004 expenses benefited from lower staff expenditures and $1.3 million from recording the effect of the Medicare Act, partially offset by a $4.1 million increase in expenses for environmental matters.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

As shown on the Condensed Consolidated Statements of Cash Flows, our cash and cash equivalents balance increased by $44.3 million in the first nine months of 2004, compared to a $45.9 million increase in 2003.

Operating activities in the first nine months of 2004 provided $102.9 million of net cash, compared to $90.6 million provided in the same period of 2003. Net earnings of $28.3 million in 2004 were $65.4 million higher than the net loss in 2003. While 2004’s results included a $60.0 million non-cash goodwill impairment loss, 2003’s results included $81.0 million of asbestos-related non-cash charges. Accounts payable and accrued expenses increased by $54.1 million in 2004 and decreased by $14.9 million in 2003, with the year-to-year change primarily due to increased accruals for employee bonuses and increased trade payables. Inventories increased by $54.7 million in 2004, compared to $13.3 million in 2003, as part of our efforts to improve customer service in Wood Flooring. The majority of the 2004 inventory increase occurred during the third quarter.

Net cash used for investing activities was $64.5 million in the first nine months of 2004, compared to $41.8 million in 2003. In 2004, we increased our capital expenditures by $13.5 million. Also in 2004, we have not received any distribution from our equity affiliates, while in 2003 we received $12.0 million. During the third quarter of 2004, WAVE successfully extended the term of their existing bank debt. We anticipate WAVE will resume making distributions in the future.

Net cash totaling $4.9 million was provided by our financing activities in the first nine months of 2004, compared to $7.5 million used in the same period of 2003. The year-to-year change was due to certain subsidiaries that are not participating in our Chapter 11 Case increasing their short-term borrowing in 2004.

Balance Sheet and Liquidity

Changes in significant balance sheet accounts and groups of accounts from December 31, 2003 to September 30, 2004 are as follows:

	September 30, 2004	December 31, 2003	Increase
Cash and cash equivalents	$528.6	$484.3	$44.3

Current assets, excluding cash and cash equivalents	984.6	874.5	110.1
Current assets	$1,513.2	$1,358.8	$154.4

The increase in cash and cash equivalents was described above (see “Cash Flow”). The increase in current assets, excluding cash and cash equivalents was primarily due to the increase in accounts receivable from higher sales and the increase in inventory, primarily for Wood Flooring.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

	September 30, 2004	December 31, 2003	(Decrease)
Property, plant and equipment, less accumulated depreciation and amortization (“PP&E”)	$1,223.4	$1,267.3	$(43.9)

The decrease was primarily due to expenditures for PP&E during the first nine months of 2004 being less than depreciation and amortization.

DIP Facility

AWI has a $75 million debtor-in-possession credit facility that currently is limited to issuances of letters of credit. This facility is scheduled to mature on December 8, 2004. We are pursuing extending this maturity to December 8, 2005 and we anticipate that this will be approved. Obligations to reimburse drawings under the letters of credit constitute a super-priority administrative expense claim in the Chapter 11 Case. There were no outstanding borrowings under the DIP Credit Facility as of September 30, 2004 or December 31, 2003 but, as of September 30, 2004 and December 31, 2003, AWI had $40.8 million and $22.8 million, respectively, in letters of credit outstanding that were issued pursuant to the DIP Credit Facility. The DIP Credit Facility contains several covenants including, among other things, limits on asset sales and capital expenditures and a required ratio of debt to cash flow. We are in compliance with all of the DIP Facility covenants. The covenants have not impaired our operating ability. In connection with implementation of the POR, we expect to replace this facility with a new facility that would provide reorganized Armstrong with greater borrowing capacity and which will have debt covenants yet to be negotiated.

Liquidity

Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal needs, if required. For certain international operations, we had lines of credit of $52.3 million at September 30, 2004, of which $25.7 million was used and $26.6 million was available. However, these lines of credit are uncommitted, and poor operating results or credit concerns at the related foreign subsidiaries could result in the lines being withdrawn by the lenders. We have been able to maintain and, as needed, replace credit facilities to support our operations. Additionally, we have letter of credit issuance capabilities under the DIP facility (described above). We believe that cash on hand and generated from operations, together with lines of credit and the DIP facility, will be adequate to address our foreseeable liquidity needs in the normal course of business operations and for scheduled non-filer debt obligations. Cash and liquidity needs will change significantly at the time of emergence, the timing of which remains uncertain. AWI’s POR provides a plan to meet these requirements (see Note 2).

Item 3. Quantitative and Qualitative Disclosures and Market Risk

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in AHI’s 2003 Form 10-K filing. There have been no significant changes in our financial instruments or market risk exposures from the amounts and descriptions disclosed therein.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

In October 2004, we requested guidance from the staff of the Securities and Exchange Commission (“SEC”) on interpreting Regulation S-X rules 1-02(w) and 3-09. The SEC staff advised us that their interpretation of the rules is that our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 should have included the audited financial statements of WAVE, our 50% equity investment, as of and for the three years ended December 31, 2003. Our 2003 Form 10-K included condensed financial information on WAVE. A 2003 Form 10-K/A has been filed with the SEC today to include the audited financial statements of WAVE. Our Form 10-Q for the quarter ended September 30, 2004 includes summarized income statement information of WAVE for each of the first three quarters of 2004.

(b)	Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13 of the Condensed Consolidated Financial Statements for a full description of our legal proceedings.

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

No. 4(j)	Amendment to Armstrong World Industries, Inc.’s Debtor in Possession Credit Facility dated October 31, 2003 is incorporated by reference from the 2003 Annual Report on Form 10-K wherein it appeared as Exhibit 4(j).

No. 4(k)	Indenture, dated as of March 15, 1988, between Armstrong World Industries, Inc. and Morgan Guaranty Trust Company of New York, as Trustee, as to which The First National Bank of Chicago is successor trustee, (relating to Armstrong World Industries, Inc.’s $125 million 9 3/4% Debentures due 2008 and Series A Medium Term Notes) is incorporated by reference from Armstrong World Industries, Inc.’s 1995 Annual Report on Form 10-K wherein it appeared as Exhibit 4(c). (SEC File No. 1-2116)

No. 4(l)	Senior Indenture dated as of December 23, 1998 between Armstrong World Industries, Inc. and First National Bank of Chicago, as Trustee, is incorporated by reference from Armstrong World Industries, Inc.’s Registration Statement on Form S-3 (File No. 333-74501) dated March 16, 1999, wherein it appeared as Exhibit 4.3.

No. 4(m)	Global Note representing $200 million of 7.45% Senior Notes due 2029 is incorporated by reference from Armstrong World Industries, Inc.’s Report on Form 8-K which was filed with the Commission on May 29, 1999, wherein it appeared as Exhibit 4.2.

No. 4(n)	Agreement and Plan of Merger, dated as of June 30, 1999 by and among AISI Acquisition Corp. and Armstrong World Industries, Inc. and Armstrong Industrial Specialties, Inc. is incorporated by reference from Armstrong World Industries, Inc.’s Report on Form 8-K filed on July 14, 1999, wherein it appeared as Exhibit 1.

No. 10(i)(a)	Armstrong World Industries, Inc.’s Agreement Concerning Asbestos-Related Claims dated June 19, 1985, (the “Wellington Agreement”) among Armstrong World Industries, Inc. and other companies is incorporated by reference from Armstrong World Industries, Inc.’s 1997 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(a). (SEC File No. 1-2116)

No. 10(i)(b)	Producer Agreement concerning Center for Claims Resolution, as amended, among Armstrong World Industries, Inc. and other companies is incorporated by reference from Armstrong World Industries, Inc.’s 1999 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(b).

No. 10(iii)(a)	Armstrong World Industries, Inc.’s Long Term Stock Incentive Plan is incorporated by reference from Armstrong World Industries, Inc.’s 1998 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(j). *

No. 10(iii)(b)	Armstrong World Industries, Inc.’s Directors’ Retirement Income Plan, as amended, is incorporated by reference from Armstrong World Industries, Inc.’s 1996 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(c).* (SEC File No. 1-2116)

No. 10(iii)(c)	Armstrong World Industries, Inc. and Armstrong Holdings, Inc.’s Management Achievement Plan for Key Executives, as amended February 26, 2001, is incorporated by reference from the 2000 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(d). *

No. 10(iii)(d)	Armstrong World Industries, Inc.’s Retirement Benefit Equity Plan (formerly known as the Excess Benefit Plan), as amended January 1, 2000, is incorporated by reference from Armstrong World Industries, Inc.’s 1999 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(e).*

No. 10(iii)(e)	Armstrong Holdings, Inc.’s Deferred Compensation Plan, as amended May 1, 2000, is incorporated by reference from the 2000 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(f).*

No. 10(iii)(f)	Armstrong World Industries, Inc.’s Employment Protection Plan for Salaried Employees of Armstrong World Industries, Inc., as amended, is incorporated by reference from Armstrong World Industries, Inc.’s 1994 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(g). * (SEC File No. 1-2116)

No. 10(iii)(g)	Armstrong World Industries, Inc.’s Restricted Stock Plan For Non-employee Directors, as amended, is incorporated by reference from Armstrong World Industries, Inc.’s 1996 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(h). *(SEC File No. 1-2116)

No. 10(iii)(h)	Armstrong World Industries, Inc.’s Severance Pay Plan for Salaried Employees, as amended January 1, 2003, is incorporated by reference from the 2003 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(h).*

No. 10(iii)(i)	Armstrong World Industries, Inc.’s 1999 Long Term Stock Incentive Plan is incorporated by reference from Armstrong World Industries, Inc.’s 1999 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(j).*

No. 10(iii)(j)	Form of Change in Control Agreement between Armstrong World Industries, Inc. and certain of its officers is incorporated herein by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 10(iii)(k), together with a schedule identifying those executives and the material differences among the agreements to which each executive is a party is incorporated by reference from the 2003 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(j). *

No. 10(iii)(k)	Change in Control Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart, dated August 7, 2000 is incorporated by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, wherein it appeared as Exhibit 10(e). *

No. 10(iii)(l)	Form of Indemnification Agreement between Armstrong Holdings, Inc., Armstrong World Industries, Inc. and Messrs. Arnelle, Campbell, Krol, Marley, Stead and Ms. Owades, is incorporated by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, wherein it appeared as Exhibit 10(iii)(a). *

No. 10(iii)(m)	Form of Indemnification Agreement between Armstrong Holdings, Inc. and certain of its Directors and Officers dated October 20, 2000 is incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 10(iii)(o), together with a schedule identifying those Directors and Officers and the material differences among the agreements to which each executive is a party is incorporated by reference from the 2003 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(m).*

No. 10(iii)(n)	Form of Indemnification Agreement between Armstrong World Industries, Inc. and certain of its Directors and Officers is incorporated herein by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 10(iii)(p), together with a schedule dated October 20, 2000, identifying those Directors and Officers and the material differences among the agreements to which each executive is a party is incorporated by reference from the 2003 Annual Report on From 10-K where it appeared as Exhibit 10 (iii)(n). *

No. 10(iii)(o)	Form of Indemnification Agreement between Armstrong Holdings, Inc. and M. Edward Sellers, dated May 1, 2001 is incorporated herein by reference from the 2001 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(s).*

No. 10(iii)(p)	Form of Indemnification Agreement between Armstrong World Industries, Inc. and Leonard A. Campanaro, David E. Gordon and Barry M. Sullivan, is incorporated by reference from Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, wherein it appeared as Exhibit 10.*

No. 10(iii)(q)	Form of Indemnification Agreement between Armstrong Holdings, Inc. and Armstrong World Industries, Inc. and Ms. Ruth M. Owades and Mr. John J. Roberts is incorporated by reference from the 2003 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(q).*

No. 10(iii)(r)	Armstrong World Industries, Inc.’s Bonus Replacement Retirement Plan, dated as of January 1, 1998, as amended, is incorporated by reference from Armstrong World Industries, Inc.’s 1998 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(m). *

No. 10(iii)(s)	Employment Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart dated August 7, 2000 is incorporated by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(a). *

No. 10(iii)(t)	Amendment to August 7, 2000 Employment Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart is incorporated by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, wherein it appeared as Exhibit 10. *

No. 10(iii)(u)	Order Authorizing and Approving Retention Program for Key Employees and Approving Assumption of Executory Contracts dated April 18, 2001 is incorporated by reference from the 2001 Annual Report of Form 10-K wherein it appeared as Exhibit 10(iii)(u).

No. 10(iii)(v)	Armstrong Holdings, Inc.’s Stock Award Plan is incorporated by reference from Armstrong Holdings, Inc.’s registration statement on Form S-8 filed August 16, 2000, wherein it appeared as Exhibit 4.1. *

No. 10(iii)(w)	Terms of Restricted Stock for Stock Option Exchange Program Offered to Employees and Schedule of Participating Officers is incorporated by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(i). *

No. 10(iii)(x)	Management Services Agreement between Armstrong Holdings, Inc. and Armstrong World Industries, Inc., dated August 7, 2000 is incorporated by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(g). *

No. 10(iii)(y)	Agreement between Armstrong Holdings, Inc. and Armstrong World Industries, Inc. and Triangle Pacific Corp. dated November 14, 2000 is incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 10(iii)(bb). *

No. 10(iii)(z)	Form of Amendment of Restricted Stock Award Agreements between AHI and the following executive officers: M.D. Lockhart, M.J. Angello, S.J. Senkowski and W.C. Rodruan dated July 22, 2002 is incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 wherein it appeared as Exhibit 10.

No. 10(iii)(aa)	Settlement and Release Agreement between Armstrong Holdings, Inc., Armstrong Worldwide, Inc. and Armstrong World Industries, Inc. dated May 9, 2003 is incorporated by reference from the 2003 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(aa).*

No. 14	The Code of Business Conduct and the Code of Ethics for Financial Professionals are available through Armstrong’s internet web site at www.armstrong.com.

No. 15	Awareness Letter from Independent Registered Public Accounting Firm.

No. 31.1	Certification of Principal Executive Officer of Armstrong Holdings, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.2	Certification of Principal Financial Officer of Armstrong Holdings, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.3	Certification of Principal Executive Officer of Armstrong World Industries, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.4	Certification of Principal Financial Officer of Armstrong World Industries, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 32.1	Certification of Chief Executive Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No. 32.2	Certification of Chief Financial Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory Plan or Management Contract

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

Date: November 4, 2004

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