Form 10-K
period 2004-12-31
ARMSTRONG WORLD INDUSTRIES INC; ARMSTRONG HOLDINGS INC /PA/
filed 2005-03-30
CIK 7431, 1109304

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock of Armstrong Holdings, Inc. held by non-affiliates based on the closing price ($1.33 per share) on the over-the-counter (OTC) Bulletin Board (trading symbol ACKHQ) on June 30, 2004, was approximately $50.9 million. As of March 16, 2005, the number of shares outstanding of registrant’s Common Stock was 40,668,892. This amount includes the 1,461,533 shares of Common Stock as of December 31, 2004, held by JPMorgan Chase Bank, as Trustee for the employee stock ownership accounts of the company’s Retirement Savings and Stock Ownership Plan.

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

Any or all of the forward-looking statements made in this report and in any other public statements may turn out to be incorrect. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that actual future results of operations may vary materially from forward-looking statements. Any forward-looking statements made in this report speak only as of the date of such statement. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. However, you should consult any further disclosures we make on related subjects in Forms 10-Q, 8-K, 10-K or other reports filed with the Securities and Exchange Commission (“SEC”).

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

PART I

ITEM 1. BUSINESS

General

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891. Armstrong Holdings, Inc. is a Pennsylvania corporation and the publicly held parent holding company of AWI. Armstrong Holdings, Inc.’s only significant asset and operation is its indirect ownership, through Armstrong Worldwide, Inc. (a Delaware Corporation), of all of the capital stock of AWI. We include separate financial statements for Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries in this report because both companies have public securities that are registered under the Securities Exchange Act of 1934 (the “Securities Exchange Act”). The difference between the financial statements of Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries is primarily due to transactions that occurred in 2000 related to the formation of Armstrong Holdings, Inc. and to employee compensation-related stock activity. Due to the lack of material differences in the financial statements, when we refer in this document to Armstrong Holdings, Inc. and its subsidiaries as “AHI,” “Armstrong,” “we,” “us,” and “ourselves,” we are also effectively referring to AWI and its subsidiaries. We use the term “AWI” when we are referring solely to Armstrong World Industries, Inc.

We maintain a website at http://www.armstrong.com. Information contained on our website is not incorporated into this document. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports and other information about us are available free of charge through this website as soon as reasonably practicable after the reports are electronically filed with the Securities and Exchange Commission (“SEC”).

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

Our business strategy focuses on product innovation, product quality and customer service. In our businesses, these factors are the primary determinants of market share gain or loss. Our objective is to ensure that anyone buying a floor or ceiling can find an Armstrong product that meets his or her needs. Our cabinet strategy is more focused – on stock cabinets in select geographic markets. In these segments, we have the same objectives: high quality, good customer service and products that meet our customers’ needs. Our markets are very competitive, which limits our pricing flexibility. This requires that we increase our productivity each year – both in our plants and in our administration of the businesses.

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

Reportable Segments

Resilient Flooring — produces a broad range of floor coverings for homes and commercial and institutional buildings. Resilient Flooring products include vinyl sheet, vinyl tile, linoleum flooring and luxury vinyl tile. In addition, our Resilient Flooring segment sources and sells laminate flooring products, ceramic tile products, adhesives, installation and maintenance materials and accessories. Resilient Flooring products are offered in a wide variety of types, designs and colors. Many products offer reduced maintenance (no-wax). We sell these products to wholesalers, large home centers, retailers, contractors and to the manufactured homes industry.

Wood Flooring — produces and sources wood flooring products for use in new residential construction and renovation, with some commercial applications in stores, restaurants and high-end offices. The product offering includes solid wood (pre-finished or unfinished), engineered wood floors in various wood species (with oak being the primary species of choice) and related accessories. Virtually all of our Wood Flooring’s sales are in North America. Our Wood Flooring products are generally sold to independent wholesale flooring distributors and large home centers under the brand names Bruce®, Hartco® and Robbins®.

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

Building Products — produces suspended mineral fiber, soft fiber and metal ceiling systems for use in commercial, institutional and residential settings. In addition, our Building Products segment sources and sells wood ceiling systems. The products are available in numerous colors, performance characteristics and designs, and offer attributes such as acoustical control, rated fire protection and aesthetic appeal. Commercial ceiling materials and accessories are sold to ceiling systems contractors and to resale distributors. Residential ceiling products are sold through wholesalers and retailers (including large home centers), primarily in North America. Suspension system (grid) products manufactured by WAVE are sold by both Armstrong and our WAVE joint venture.

Cabinets — produces kitchen and bathroom cabinetry and related products, which are used primarily in the U.S. residential new construction and renovation markets. Through our system of company-owned and independent distribution centers and through direct sales to builders, our Cabinets segment provides design, fabrication and installation services to single and multi-family homebuilders, remodelers and consumers under the brand names Armstrong™ and Bruce®.

Unallocated Corporate — includes assets and expenses that have not been allocated to the business units. Unallocated Corporate assets are primarily deferred tax assets, cash and the U.S. prepaid pension cost. The most significant of the Unallocated Corporate expenses relates to asbestos charges as described in Note 32 of the Consolidated Financial Statements. Other expenses included in Unallocated Corporate are corporate departments’ expenses that have not been allocated to other reportable segments, and the U.S. pension credit. Unallocated Corporate also includes assets and equity earnings related to a corporate equity investment in Interface Solutions, Inc. Expenses for our corporate departments (including computer services, human resources, legal, finance and other) are allocated to the reportable segments when the departments provide specific work to the reportable segment and the expense allocation can be based on known metrics, such as time reporting, headcount or square-footage. The remaining expenses, which cannot be attributable to the reportable segments without a high degree of generalization, are reported in Unallocated Corporate.

The following chart illustrates the breakdown of our consolidated net sales for the year ended December 31, 2004 by segment:

See Note 3 of the Consolidated Financial Statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K for additional financial information on our reportable segments.

Markets

The major markets in which we compete are:

North American Residential markets. The North American Residential markets account for nearly one-half of our total consolidated net sales. Our Resilient Flooring, Wood Flooring, Building Products and Cabinets segments sell products for use in the home. Homeowners have a multitude of finishing solution options for every room in their house. For flooring, they can choose from our vinyl and wood products, for which we are the market’s largest provider, or from our laminate and ceramic products. We compete directly with other domestic and international suppliers of these products. Our flooring products also compete with carpet, which we do not offer in this market. Our ceiling products compete against mineral fiber and fiberglass products from other manufacturers, as well as drywall installations. In the kitchen and bath areas, we compete with thousands of other cabinet manufacturers that include large diversified corporations as well as small local craftsmen.

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

Non-North American markets. The non-North American markets account for approximately one-fourth of our total consolidated net sales. The vast majority of our revenues generated outside of North America are in Europe and are commercial in nature. For the countries in which we have significant revenue, we monitor various national statistics (such as GDP) as well as known new projects. Revenues come primarily from new construction and renovation work.

The following table provides an estimate of our segments’ 2004 net sales, by major markets.

(Estimated percentages of individual segment’s sales)	North American Residential	North American Commercial	Non-North American	Total
Resilient Flooring	50%	30%	20%	100%
Wood Flooring	95%	5%	—	100%
Textiles & Sports Flooring	—	5%	95%	100%
Building Products	10%	50%	40%	100%
Cabinets	100%	—	—	100%

Geographic Areas

We sell our products in more than 80 countries. Approximately 73% of our 2004 revenue was derived from sales in the Americas, the vast majority of which came in North America (primarily the United States and Canada). The following chart illustrates the breakdown of our consolidated net sales for the year ended December 31, 2004 by region, based on where the sale was made:

See Note 3 of the Consolidated Financial Statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K for financial information by geographic areas.

Customers

We use our market positions and brand recognition to develop long-standing relationships with our customers. We principally sell products through building materials distributors, who re-sell our products to retailers, builders, contractors, installers and others. In the North American retail market, which sells to end-users in the light commercial and residential segments, we have important relationships with major national retailers such as The Home Depot, Inc. and Lowe’s Companies, Inc. In the residential market, we have important relationships with major homebuilders and buying groups. In the commercial market, we sell to several contractors and subcontractors’ alliances.

Net sales in excess of 10% of our consolidated net sales for 2004, 2003 and 2002 were:

Customer	2004	2003	2002
The Home Depot, Inc.	$393.4	$400.0	$380.3
Lowe’s Companies, Inc.	(1)	318.7	(1)

(1)	Net sales to Lowe’s Companies, Inc. were less than 10% of consolidated net sales.

Net sales to these customers were recorded in our Resilient Flooring, Wood Flooring and Building Products segments. No other customers accounted for 10% or more of our total consolidated net sales.

The following charts illustrate the estimated breakdown of our 2004 consolidated net sales geographically by distribution channel:

Competition

There is strong competition in all of the reportable segments in which we do business. Principal methods of competition include product performance, product styling, service and price. Competition in the U.S. markets comes from both domestic manufacturers and international producers. Additionally, some of our products compete with alternative products in certain markets, such as our resilient, laminate and wood flooring products competing with carpet products, and our ceiling products competing with drywall. Over recent years, there has continued to be excess industry capacity in many geographic markets, which tends to increase price competition. The following companies are our primary competitors, none of which we view as dominant in their respective markets:

Flooring segments – Congoleum Corporation, Forbo Holding AG, Gerflor Group, Mannington Mills, Inc., Mohawk Industries, Inc., Pergo AB, Shaw Industries, Inc., Tarkett AG and Wilsonart International.

Building Products – Celotex Limited, Chicago Metallic Corporation, Knauf AMF GmbH & Co. KG, Odenwald Faserplattenwerk GmbH, Rockfon A/S and USG Corporation.

Cabinets – American Woodmark Corporation, Fortune Brands, Inc. and Masco Corporation.

Raw Materials

Raw materials essential to our businesses are purchased worldwide in the ordinary course of business from numerous suppliers. The principal raw materials used in each business include the following:

Business	Principal Raw Materials
Resilient Flooring	Polyvinylchloride (“PVC”) resins and films, plasticizers, backings, limestone, pigments, linseed oil, inks and stabilizers

Wood Flooring	Hardwood lumber, veneer, coatings, and stains

Textiles and Sports Flooring	Yarn, latex, bitumen and wool

Building Products	Mineral fibers, perlite, waste paper, clays, starches, and steel used in the production of metal ceilings and for our joint venture’s manufacturing of ceiling grids

Cabinets	Lumber, veneer, plywood, particleboard, fiberboard and components, such as doors and hardware

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

Sourced Products

Some of the products that we sell are sourced from third parties. The primary sourced products include laminate, wood flooring, vinyl tile and ceramic products, specialized ceiling products, and installation-related products and accessories for some of our manufactured products. For certain sourced products, the majority of our purchases come from one supplier. Sales of sourced products represented between 10% and 15% of our total consolidated revenue in 2004, 2003 and 2002.

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

Hedging

We use financial instruments to hedge currency exposures, for raw material and sourced product purchases and cross-currency intercompany loans, and commodity exposures for natural gas. We use derivative financial instruments as risk management tools and not for speculative trading purposes. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk of this Form 10-K for more information.

Patent and Intellectual Property Rights

Patent protection is important to our business in the U.S. and other markets. Our competitive position has been enhanced by U.S. and foreign patents on products and processes developed or perfected within Armstrong or obtained through acquisitions and licenses. In addition, we also benefit from our trade secrets for certain products and processes.

Patent protection extends for varying periods according to the date of patent filing or grant and the legal term of a patent in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage, and the availability of legal remedies. Although we consider that, in the aggregate, our patents, licenses and trade secrets constitute a valuable asset of material importance to our business, we do not regard any of our businesses as being materially dependent upon any single patent or trade secret, or any group of related patents or trade secrets.

Certain of our trademarks, including without limitation, house marks , Armstrong™, Bruce®, Hartco®, Robbins®, and DLW™, and product line marks Allwood™, Arteffects™, Cirrus®, Corlon®, Cortega®, Designer Solarian®, Excelon®, Fundamentals® , Medintech®, Natural Inspirations™, Nature’s Gallery™, Second Look®, Solarian®, SuperLock™, ToughGuard® and Ultima™ are important to our business because of their significant brand name recognition. Trademark protection continues in some countries as long as the mark is used, and continues in other countries, as long as the mark is registered. Registrations are generally for fixed, but renewable, terms.

Employees

As of December 31, 2004, we had approximately 15,500 full-time and part-time employees worldwide, with approximately 10,900 employees located in the United States. Approximately 10,300 of the 15,500 are production and maintenance employees, of whom approximately 7,700 are located in the U.S. and 2,600 located outside the U.S. Approximately 70% of the production and maintenance employees in the U.S. are represented by labor unions. This percentage includes all production and maintenance employees at our plants and warehouses where labor unions exist, regardless of whether or not the employees actually pay union dues. Approximately 70% of our total international employees are represented by labor unions.

Research & Development

Research and development (“R&D”) activities are important and necessary in helping us improve our products’ competitiveness. Principal R&D functions include the development and improvement of products and manufacturing processes. We spent $46.6 million in 2004, $45.3 million in 2003 and $50.1 million in 2002 on R&D activities worldwide.

Environmental Matters

Most of our manufacturing and certain of our research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. We have made, and intend to continue to make, necessary expenditures for compliance with applicable environmental requirements at our operating facilities.

We are involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and similar state “Superfund” laws at approximately 28 sites. We have also been remediating environmental contamination resulting from past industrial activity at certain of our former plant sites. Certain of AWI’s environmental liabilities are subject to discharge through its Chapter 11 Case while others are not. Those environmental obligations that AWI has with respect to property that it owns or operates are likely to be unaffected by the Chapter 11 Case. Therefore, AWI will be required to continue meeting its ongoing environmental compliance obligations at the properties that AWI owns or operates.

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

See Note 1 of the Consolidated Financial Statements for discussion of certain items filed with the Bankruptcy Court, and www.armstrongplan.com for documents related to AWI’s Plan of Reorganization.

ITEM 2. PROPERTIES

Our world headquarters are in Lancaster, Pennsylvania. We own a 100-acre, multi-building campus comprising the site of our corporate headquarters, most operational headquarters, our U.S. R&D operations and marketing, and customer service headquarters. Altogether, our headquarters’ operations occupy approximately one million square feet of floor space.

We produce and market Armstrong products and services throughout the world, operating 42 manufacturing plants in 12 countries as of December 31, 2004. Three of our plants are leased and the remaining 39 are owned. We have 24 plants located throughout the United States. In addition, Armstrong has an interest through its WAVE joint venture in seven additional plants in five countries.

Business Segment	Number of Plants	Location of Principal Facilities
Resilient Flooring	13	US: California, Illinois, Mississippi, Oklahoma, Pennsylvania and Australia, Canada, Germany, Sweden and the U.K.

Wood Flooring	9	US: Arkansas, Kentucky, Missouri, Tennessee, Texas and West Virginia

Textiles and Sports Flooring	3	Belgium, Germany and The Netherlands

Building Products	15	US: Alabama, Florida, Georgia, Oregon, Pennsylvania and China, France, Germany and the U.K.

Cabinets	2	US: Nebraska and Pennsylvania

Sales and administrative offices are leased and/or owned worldwide, and leased facilities are utilized to supplement our owned warehousing facilities.

For information on consolidation of production and related plant closures in 2004, see Note 15 of the Consolidated Financial Statements and “Cost Reduction Initiatives” in Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Production capacity and the extent of utilization of our facilities are difficult to quantify with certainty. In any one facility, maximum capacity and utilization vary periodically depending upon demand for the product that is being manufactured. We believe our facilities are adequate and suitable to support the business. Additional incremental investments in plant facilities are made as appropriate to balance capacity with anticipated demand, improve quality and service, and reduce costs.

ITEM 3. LEGAL PROCEEDINGS

See Note 32 of the Consolidated Financial Statements, which is incorporated herein by reference, for a full description of our legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As a result of filing the POR on November 4, 2002, the New York Stock Exchange stopped trading on the Exchange of the common stock of AHI (traded under the ticker symbol “ACK”). As of November 14, 2002, Armstrong Holding’s common stock trades on the over-the-counter (OTC) Bulletin Board under the ticker symbol (ACKHQ). As of March 16, 2005, there were approximately 6,882 holders of record of Armstrong Holding’s Common Stock.

	First	Second	Third	Fourth	Total Year
2004
Price range of common stock—high	$1.39	$1.55	$2.30	$3.51	$3.51
Price range of common stock—low	$0.95	$0.76	$1.16	$1.20	$0.76

2003
Price range of common stock—high	$0.83	$2.33	$3.04	$2.00	$3.04
Price range of common stock—low	$0.37	$0.53	$1.26	$0.80	$0.37

There were no dividends declared or paid during 2004 or 2003. The DIP Facility stipulates that AWI will not declare or pay any dividends either directly or indirectly and bankruptcy law bars dividends by companies in Chapter 11.

No Company securities were repurchased by the Company during 2004.

ITEM 6. SELECTED FINANCIAL DATA

The following data is presented for continuing operations.

(Dollars in millions except for per-share data)

For Year	2004	2003	2002	2001	2000
Income statement data
Net sales	$3,497.3	$3,259.0	$3,172.3	$3,138.7	$3,248.9
Cost of goods sold	2,811.0	2,597.4	2,404.5	2,364.7	2,386.2
Selling, general and administrative expenses	635.0	612.1	630.8	596.6	595.3
Charge for asbestos liability, net	—	81.0	2,500.0	22.0	236.0
Goodwill impairment	108.4	—	—	—	—
Restructuring and reorganization charges, net	18.3	8.6	1.9	9.0	18.8
Goodwill amortization	—	—	—	22.8	23.9
Equity (earnings) from joint venture	(31.6)	(20.8)	(19.7)	(16.2)	(17.9)

Operating income (loss)	(43.8)	(19.3)	(2,345.2)	139.8	6.6
Interest expense	8.4	9.0	11.3	12.7	102.9
Other non-operating expense	3.1	5.7	3.6	10.3	3.7
Other non-operating (income)	(6.4)	(5.0)	(7.5)	(13.3)	(80.5)
Chapter 11 reorganization costs, net	6.9	9.4	23.5	12.5	103.3
Income tax expense (benefit)	24.6	(1.6)	(827.8)	43.2	(37.7)

Earnings (loss) from continuing operations before cumulative change in accounting principle	(80.4)	(36.8)	(1,548.3)	74.4	(85.1)
Per common share – basic (a)	$(1.99)	$(0.91)	$(38.23)	$1.84	$(2.12)
Per common share – diluted (a)	$(1.99)	$(0.91)	$(38.23)	$1.82	$(2.12)
Cumulative effect of a change in accounting principle, net of tax of $2.2	—	—	(593.8)	—	—

Earnings (loss) from continuing operations	(80.4)	(36.8)	(2,142.1)	74.4	(85.1)
Earnings (loss) from discontinued operations	(0.4)	(2.5)	(0.7)	18.4	97.3

Net earnings (loss)	$(80.8)	$(39.3)	$(2,142.8)	$92.8	$12.2
Per common share – basic (a)	$(2.00)	$(0.97)	$(52.91)	$2.29	$0.30
Per common share – diluted (a)	$(2.00)	$(0.97)	$(52.91)	$2.27	$0.30

Dividends declared per share of common stock	—	—	—	—	$1.44

For Year	2004	2003	2002	2001	2000
Average number of common shares outstanding (in millions)	40.5	40.5	40.5	40.5	40.2
Average number of employees	15,400	15,800	16,700	16,800	16,500

Balance sheet data (December 31)
Working capital	$994.1	$943.3	$859.3	$748.0	$618.3
Total assets	4,609.4	4,647.8	4,504.8	4,038.1	4,005.2
Liabilities subject to compromise	4,866.2	4,858.5	4,861.1	2,357.6	2,385.2
Net long-term debt (b)	29.2	39.4	39.9	50.3	56.9
Shareholders’ equity (deficit)	(1,411.7)	(1,330.2)	(1,346.7)	760.4	665.1

Notes:

(a)	See definition of basic and diluted earnings per share in Note 2 of the Consolidated Financial Statements.
(b)	Net long-term debt excludes debt subject to compromise for all periods presented.

Certain prior year amounts have been reclassified to conform to the current year presentation. See Note 2 of the Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Separate financial statements for AHI and AWI and its subsidiaries are included in this document because both have outstanding public securities. The difference between the financial statements of Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries is primarily due to transactions that occurred in 2000 related to the formation of Armstrong Holdings, Inc. and to employee compensation-related stock activity. Due to the lack of material differences in the financial statements, the following discussion and analysis pertains to both AHI and AWI and its subsidiaries.

This discussion should be read in conjunction with the financial statements and the accompanying notes included elsewhere in this Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation. This discussion contains forward-looking statements based on our current expectations, which are inherently subject to risks and uncertainties. Actual results and the timing of certain events may differ significantly from those referred to in such forward-looking statements. We undertake no obligation beyond what is required under applicable securities law to publicly update or revise any forward-looking statement to reflect current or future events or circumstances, including those set forth in the section entitled “Cautionary Factors” and elsewhere in this Form 10-K.

References to performance excluding the translation effect of changes in foreign exchange rates are non-GAAP measures. We believe that this information improves the comparability of business performance by excluding the impacts of changes in foreign exchange rates when translating comparable foreign currency amounts. We calculate the translation effect of foreign exchange rates by applying the current year’s foreign exchange rates to the equivalent period’s foreign currency amounts as reported in the prior year. Additionally, we reference operating income prior to the charge for asbestos liability, net and the goodwill impairment. We believe that this non-GAAP reference provides a clearer picture of our operating performance. Furthermore, management evaluates the performance of the businesses excluding these items.

OVERVIEW

We are a leading global producer of flooring products and ceiling systems for use primarily in the construction and renovation of residential, commercial and institutional buildings. Through our United States (“U.S.”) operations and U.S. and international subsidiaries, we design, manufacture and sell flooring products (resilient, wood, carpeting and sports flooring) and ceiling systems (primarily mineral fiber, fiberglass and metal) around the world. We also design, manufacture and sell kitchen and bathroom cabinets in the U.S. We own and operate 42 manufacturing plants in 12 countries, including 24 plants located throughout the United States. Through WAVE, our joint venture with Worthington Industries, Inc., we also have an interest in seven additional plants in five countries that produce suspension system (grid) products for our ceiling systems.

We report our financial results through the following segments: Resilient Flooring, Wood Flooring, Textiles and Sports Flooring, Building Products, Cabinets and Unallocated Corporate. See “Reportable Segment Results” for additional financial information on our segments.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Our consolidated net sales for 2004 were approximately $3.5 billion, which were approximately 7% greater than consolidated net sales in 2003. After excluding the translation effect of changes in foreign exchange rates, net sales in 2004 increased by approximately 4.5% from net sales in 2003. Operating income prior to non-cash goodwill impairment charges was approximately $65 million in 2004, as compared to operating income prior to non-cash asbestos-related charges of approximately $62 million in 2003. (For a reconciliation of non-GAAP measures, see “Results of Operations, 2004 Compared to 2003”) Cash and cash equivalents increased by approximately $32 million of cash in 2004, which was lower than the cash increase in 2003. In 2004:

•	The U.S. commercial market strengthened, while the U.S. housing market remained strong.

•	We made progress in improving product quality and customer service.

•	We offset most of the significant cost increases incurred for certain items, such as the cost of lumber, PVC, resins, plasticizers and energy, by increasing selling prices.

•	We benefited from the cost reduction initiatives implemented in 2003, and implemented new initiatives in 2004 to further improve our cost structure and enhance our competitive position.

•	We increased capital investments in our manufacturing operations.

Our businesses experienced the following results in 2004:

•	Building Products generated record results.

•	Wood Flooring’s operating income improved through increased sales and manufacturing efficiencies.

•	Cabinet’s results turned positive.

•	Textiles and Sports Flooring generated less of an operating loss, primarily due to cost reduction initiatives implemented in 2003.

•	Resilient Flooring incurred a significant operating loss, primarily from recording non-cash charges of $108.4 million to impair goodwill and $44.8 million to impair fixed assets in 2004 in Europe. Resilient Flooring also incurred additional expenses in 2004 related to cost reduction initiatives.

Factors Affecting Revenues

For an estimate of our segments’ 2004 net sales by major markets, see “Markets” in Item 1. Business of this Form 10-K.

Markets. We compete in building material markets around the world. The majority of our sales opportunity is in the North American and European markets. During 2004, these markets experienced the following, according to U.S. Government and industry reports:

•	In the North American residential market, housing construction remained very strong, with approximately 1.95 million housing units started in 2004 compared to approximately 1.85 million in 2003. However, housing starts in the fourth quarter of 2004 declined approximately 4% from starts in the fourth quarter of 2003 and declined slightly from the third quarter of 2004. Sales of existing homes were also very strong in 2004, with approximately 6.7 million homes sold in 2004 compared to approximately 6.1 million in 2003.

U.S. retail sales of building materials, garden equipment and supply stores (an indicator of home renovation activity) increased approximately 15% in 2004 over sales levels in 2003. This was partially due to strong sales of existing homes during the periods, after allowing for the usual lag for renovation-related expenditures.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

For several years, the amount of vinyl flooring products, measured as a percent of the total residential flooring market, has been declining, while laminate, ceramic and hardwood flooring products have increased. This trend of changing consumer preferences for flooring also continued in 2004. For 2005, we estimate the residential replacement markets will decline and that it is likely that new construction demand will decline from record 2004 levels. A key consideration in changes in market segments is that margins for products sold into new construction tend to be lower than those sold into the renovation segment. Further, we expect the category of vinyl products to continue to decline in units sold, while laminate, ceramic and hardwood flooring should continue to increase.

•	The North American commercial market strengthened overall in 2004, with renovation improving in the office and education segments, and construction completions in the office, healthcare, retail and education segments increasing by approximately 6%, 10%, 5% and 3%, respectively. Industry statistics indicate that commercial starts will marginally improve in 2005, with improvements anticipated in office, education and health care, while the retail segment will decline slightly. Indications are for a further decline in office vacancy rates, which could also positively impact the renovation segment of this market.

Increased global demand for steel created a shortage in the U.S. The steel shortage increased raw material costs for our WAVE joint venture. This increase has been largely offset by price increases. An extended steel shortage could cause U.S. construction starts to be delayed or postponed, which could reduce our commercial sales. To-date, sales of our commercial products have not been impacted by the shortage.

•	In Europe, we experienced mixed, but generally difficult, market conditions in the Western European countries. The economic environment adversely impacted both price and volume in some of our businesses. At the same time, we benefited from more favorable growth opportunities in Eastern Europe, particularly Russia. In 2005, we anticipate minimal growth in the Western Europe markets, but more promising growth conditions in Eastern Europe.

•	In Asia Pacific, 2004 was a year of strong demand especially in China and India, and we expect strong demand to continue in 2005.

Quality and Customer Service. Our quality and customer service is a critical component of the total value proposition we offer our customers. In 2004, we experienced the following:

•	Our performance in fulfilling orders for Wood Flooring products was less than satisfactory due in part to substantially higher orders and lower inventory levels during early 2004. We have been increasing our capacity and inventory in order to improve customer service performance levels.

•	Two of our Building Products plants were damaged by Hurricane Ivan in September 2004. The plants were partially operational within a few days and fully operational in less than a week. We estimate that approximately $2 million of sales were delayed from the third quarter into the fourth quarter as a result of the hurricane. Customer service was not adversely affected during this time.

•	Production and research initiatives have enabled significant improvements in the quality of our Resilient Flooring in North American and Wood Flooring products. These improvements helped reduce the number of quality-related claims and helped increase customer satisfaction.

•	One of our U.S. distributors of resilient and wood flooring products incurred significant order, shipment and invoice processing problems after converting to a new computer system. These problems caused customer service issues for independent retailers and home centers in early 2004. In April, the distributor resolved its problems. Our financial results were not materially affected by these problems.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

•	In April 2004, a key U.S. supplier of PVC resins to Armstrong had a substantial portion of one of its plants destroyed in an explosion. PVC resins are a key raw material for manufacturing vinyl flooring, and this plant represented a sizeable portion of the capacity for these resins in the U.S. In January 2005, another supplier ceased producing PVC resins. For both events, we identified and qualified alternate suppliers. These additional suppliers, together with various manufacturing initiatives, allowed us to operate without significant disruptions to customer supply.

Pricing Initiatives. During 2004 and 2003, increased costs for raw materials, labor and labor-related expenses, energy and other areas caused us to initiate several price increases to our customers. These pricing initiatives increased net sales in 2004 compared to the 2003.

The most significant of these pricing initiatives affecting 2004 included:

•	In Resilient Flooring, we announced a price increase in April for commercial vinyl composition tile products, effective later in the second quarter and third quarter. Additionally, in June and October, we announced price increases on selected residential and commercial vinyl flooring products, which became effective in the third quarter and fourth quarters, respectively.

•	In Wood Flooring, we announced a price increase in April for selected solid wood products, which was effective in the second quarter. Additionally, in the second quarter, we lowered prices for selected engineered wood products in response to imported and domestic competitive products. In November, we announced a price increase on selected engineered wood products, to be effective in the first quarter of 2005.

•	In Building Products, a price increase was announced in April for most commercial acoustical ceiling products in the U.S. market, effective July 1, 2004. In May and June, price increases were announced to our large home center customers and residential wholesalers, which were effective through the second half of 2004. In the fourth quarter, a price increase was announced for most commercial markets worldwide, effective during the first quarter of 2005.

•	In Cabinets, we announced price increases to our retail, builder and distributor customers that became effective in June. We also announced an additional increase in November that became effective in the first quarter of 2005.

The most significant of these pricing initiatives affecting 2003 included:

•	In Resilient Flooring, we implemented price increases for selected U.S. commercial products in July. We also implemented an increase on selected U.S. residential products in November.

•	In Wood Flooring, we implemented a price increase on solid wood products in April. We also announced another increase on solid wood products that became effective in November 2003 and January 2004, depending on the customer channel.

•	In Building Products, a price increase was announced for most commercial acoustical ceiling products in the North American markets, effective July 1. Price increases on certain products to our large home center customers in the U.S. were implemented in August and September. We also increased prices for certain U.S. residential-oriented products sold through distribution in July. An additional increase for most commercial products was announced in the fourth quarter of 2003, which became effective January 1, 2004.

•	In Cabinets, we announced price increases in September to our retail customers depending on the market conditions in the different geographic areas. At the same time, we also increased prices to our builder customers.

In certain cases, price increases actually realized were less than the announced price increases, as we had to adjust to competitive actions and changing market conditions. Also, we made several price concessions in some of our segments and geographic regions, again to respond to competition and market conditions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

We estimate that the various pricing actions provided a net increase to our total consolidated net sales in 2004 compared to 2003 by approximately $62 million.

During 2005 thus far, the most significant pricing actions were:

•	In Resilient Flooring, we announced an increase for selected residential and commercial vinyl products effective February 1, 2005.

•	In Building Products, a price increase was announced to independent retailers for all ceiling products, effective February 1, 2005.

Impact From Major Customers’ Decisions. Lowe’s Companies, Inc., one of our largest customers, increased purchases of non-Armstrong laminate flooring products in the second quarter of 2004. Our second half total laminate flooring sales declined approximately 12% from 2003, as a result of their action. During the third quarter, Lowe’s advised us that they will further reduce the number of laminate flooring products they purchase from us starting in the first quarter of 2005. We estimate that Lowe’s action will reduce our sales to them in 2005, compared to 2004 levels, by approximately $55 million and have a material adverse impact on operating income.

Certain national retailers dedicated less of their selling space to vinyl flooring products in 2004, as consumer demand for these products declined. This action contributed to the sales volume decline experienced in 2004 in our Resilient Flooring Americas business.

Factors Affecting Operating Costs

Operating Expenses. Our operating expenses consist of direct production (principally raw materials, labor and energy) and manufacturing overhead costs, costs to purchase sourced products and selling, general and administrative (“SG&A”) expenses.

Our largest individual raw material expenditures are for lumber and veneers, PVC resins, backings for various flooring products and plasticizers. Fluctuations in the prices of these raw materials are generally beyond our control and have a direct impact on our financial results. In 2004, we experienced the following:

•	Prices for hardwood lumber increased during 2003 and through the third quarter of 2004, as the availability of lumber for flooring decreased due to reductions in industry saw mill capacity, while demand for the lumber (for flooring and other products such as railroad ties and pallets) remained strong. We partially reduced the impact of the year-over-year increased costs through an improved procurement process. In the fourth quarter of 2004, lumber prices declined from prices in the third quarter of 2004. However, our cost for lumber in 2004 was approximately $37 million greater than in 2003. Lumber costs for the year 2005 are expected to decline from 2004 levels.

•	PVC is a widely used oil-based raw material. We experience cost pressures on PVC when energy prices increase and when industrial demand for the material increases. PVC resin, plasticizers and film prices increased cost of goods sold by approximately $20 million in 2004 compared to 2003. We believe the cost for these oil-based raw materials in 2005 will exceed those in 2004, due to the expectation that the price of oil will remain high, and due to reduced suppliers’ manufacturing capacity (see “Overview – Quality and Customer Service”).

•	Costs for natural gas have increased significantly over the past several years. In 2004, we incurred approximately $7 million of additional costs for natural gas compared to 2003.

Year over year, we normally incur additional costs in production wages and non-production salaries due to wage and salary rate increases. This increased cost in 2004 compared to 2003 was approximately $25 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) became law in the United States. Pursuant to accounting guidance on the Act issued in the second quarter of 2004, we elected to begin recording the effect of the Act in the second quarter. The Act was effective retroactive to January 1, 2004 and the 2004 benefit was $7 million. This benefit was recorded in cost of goods sold ($4 million) and SG&A expense ($3 million).

Cost Reduction Initiatives. During 2004, we implemented several manufacturing and organizational changes to improve our cost structure and enhance our competitive position. Specifically:

•	We ceased production of certain products at our Resilient Flooring manufacturing plant in Lancaster, Pennsylvania, transferring production to other Resilient Flooring plants. One of the products will continue to be produced in Lancaster until December 31, 2005.

•	We recorded costs associated with the announcement that we will cease production at our Building Products plant in The Netherlands. Acceptance of the closure proposal was received from the local works council in the fourth quarter of 2004. The plant ceased production in the first quarter of 2005.

•	We ceased production at our Cabinets plant in Morristown, Tennessee, transferring production to other Cabinets plants.

•	We restructured the sales force and management structure in our North America flooring organization in response to changing market conditions.

•	We ceased production at our Wood Flooring manufacturing plant in Searcy, Arkansas, transferring production to other Wood Flooring plants.

We incurred the following net expenses in 2004 due to implementing these cost reduction initiatives:

	Cost of Goods Sold	SG&A Expense/ (Gain)	Restructuring Charges/ (Reversals)	Total Net Expenses
Resilient Flooring	$28.1	$0.5	$4.1	$32.7
Wood Flooring	0.8	(1.1)	2.0	1.7
Textiles & Sports Flooring	0.1	(1.8)	0.4	(1.3)
Building Products	2.5	—	10.9	13.4
Cabinets	1.9	—	0.4	2.3
Corporate Unallocated	—	0.3	0.5	0.8

Total Consolidated	$33.4	$(2.1)	$18.3	$49.6

Cost of goods sold includes $18.9 million of fixed asset impairments, $13.2 million of accelerated depreciation and $1.3 million of other related costs.

We recorded gains of $2.9 million in Wood Flooring and TSF related to sales of buildings that had previously been reserved as part of cost reduction initiatives.

See Note 15 of the Consolidated Financial Statements for more information on restructuring charges/(reversals).

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

During 2003, we recorded the following amounts related to cost reduction initiatives:

•	We ceased production of our residential stencil product line in Lancaster, PA.

•	We closed two Wood Flooring facilities that manufactured engineered wood floors, consolidating their production volume into another Wood Flooring facility.

•	We closed a Textiles and Sports Flooring plant in The Netherlands as part of the continuing 2002 restructuring plan.

•	We consolidated several sales, operational and administrative support organizations throughout our company to more effectively manage the business. This consolidation included integrating our Resilient Flooring and Wood Flooring organizations that manage the Americas markets.

We incurred the following expenses in 2003 due to implementing these cost reduction initiatives:

	Cost of Goods Sold	SG&A Expense	Restructuring Charges	Total Expenses
Resilient Flooring	$8.8	$3.1	$1.4	$13.3
Wood Flooring	23.4	4.0	0.8	28.2
Textiles & Sports Flooring	0.3	—	7.2	7.5
Building Products	0.2	1.9	—	2.1
Cabinets	—	0.8	—	0.8
Corporate Unallocated	—	2.8	(0.8)	2.0

Total Consolidated	$32.7	$12.6	$8.6	$53.9

Cost of goods sold includes $0.8 million of fixed asset impairments, $29.1 million of accelerated depreciation and $2.8 million of other related costs. SG&A expense includes $2.8 million of fixed asset impairments and $9.8 million of other employee related costs.

See Note 15 of the Consolidated Financial Statements for more information on restructuring charges/(reversals).

We will incur additional expenses of approximately $56 million in 2005 to implement the 2004 cost reduction initiatives. Once completely implemented, we believe that the incremental cost savings from our 2004 and 2003 initiatives will be approximately $73 million. These projected incremental annual cost savings will not be fully realized until 2007. We will continue to evaluate additional cost reduction actions in 2005.

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

During 2004, our cash and cash equivalents balance increased by $31.6 million, which was $72.7 million less than during 2003. The decrease compared to 2003 was primarily due to increasing capital spending for manufacturing operations and increasing inventory during 2004. The spending is intended to improve our production efficiencies and customer service.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Asbestos-Related Charges

During 2003, we reduced our previously recorded insurance asset for asbestos-related personal injury claims by $73 million, reflecting management’s assessment of probable insurance recoveries based upon an unfavorable ruling in an alternative dispute resolution procedure. We also recorded an $8 million charge in 2003 to reflect an agreement to settle claims from the Center for Claims Resolution and a surety bond insurance company. During 2002, we recorded a $2.5 billion charge to increase our estimate of probable asbestos-related liability. All amounts are reflected as a charge to asbestos liability, net. See “Asbestos-Related Litigation” in Note 32 of the Consolidated Financial Statements for additional information.

Employees

As of December 31, 2004, we had approximately 15,500 full-time and part-time employees worldwide. This compares to approximately 15,200 employees as of December 31, 2003. The increase in employees in 2004 is primarily due to additional workforce in our Wood Flooring segment.

During 2004, we negotiated three collective bargaining agreements, with no locations experiencing a work stoppage. Throughout 2005, collective bargaining agreements covering certain employees at six plants will expire. As of the date of this filing, no employees are working under an expired contract.

Late in September 2004, our Hoogezand, The Netherlands plant (see “Cost Reduction Initiatives” and Note 15 of the Consolidated Financial Statements) experienced a 14 day work stoppage unrelated to a collective bargaining agreement, which delayed shipments of certain products. This work stoppage did not have a material impact on operations.

CRITICAL ACCOUNTING POLICIES

Many accounting entries require us to make estimates. These entries include asbestos-related liability and insurance assets, allowances for bad debts, inventory obsolescence and lower of cost or market charges, warranty, workers compensation, general liability and environmental claims. When preparing an entry that requires an estimate to be made, we determine what factors are most likely to affect the estimate. We gather information relevant to these factors from inside and outside the company. This information is evaluated and an estimate is made.

The following are the critical accounting policies that management believes could have a significant impact to the financial statements if the estimates and judgments used by management turn out to be incorrect. In addition, management has discussed the application of these critical accounting policies with our Audit Committee.

Asbestos-related Estimates – We record contingent liabilities, including asbestos-related liabilities, when a loss is probable and the amount of loss can be reasonably estimated. Prior to its Chapter 11 Filing, AWI estimated its probable asbestos-related personal injury liability based upon a variety of factors including historical settlement amounts, the incidence of past claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it and the status and results of broad-based settlement discussions. As of September 30, 2000, AWI had recorded a liability of $758.8 million for its asbestos-related personal injury liability that it determined was probable and estimable through 2006. Due to the increased uncertainty created as a result of the Filing, the only change made to the previously recorded liability through the third quarter of 2002 was to record October and November 2000 payments of $68.2 million against the accrual. The asbestos-related personal injury liability balance recorded at December 31, 2001 was $690.6 million, which was recorded in liabilities subject to compromise.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

AWI filed an initial POR and disclosure statement with respect to the POR during the fourth quarter of 2002. In March 2003, AWI filed an amended POR and disclosure statement. Based upon the foregoing, the discussions AWI had with the different creditors’ committees and the hearings held before the Bankruptcy Court, management believed that it was reasonably likely that the asbestos-related personal injury liability would be satisfied substantially in the manner set forth in the POR. As a result, AWI concluded that it could reasonably estimate its probable liability for current and future asbestos-related personal injury claims. Accordingly, in the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase the liability in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). The recorded asbestos-related liability for personal injury claims of approximately $3.2 billion at December 31, 2004 and 2003, which was treated as a liability subject to compromise, represents the estimated amount of liability that is implied based upon the negotiated resolution reflected in the POR, the total consideration expected to be paid to the Asbestos PI Trust pursuant to the POR and a recovery value percentage for the allowed claims of the Asbestos PI Trust that is equal to the estimated recovery value percentage for the allowed non-asbestos unsecured claims. See “Asbestos-Related Litigation” in Note 32 of the Consolidated Financial Statements for further discussion on the Asbestos PI Trust and the treatment of asbestos-related claims under the POR.

In February of 2005, the U.S. District Court denied confirmation of the POR in its current form. AWI is currently in discussions with the different creditors’ committees to decide how to respond to the District Court ruling. AWI is unable to predict when and if the POR will be confirmed and, if confirmed, when the POR will be implemented. See “Recent Developments and Next Steps in the Chapter 11 Process” in Note 1 of the Consolidated Financial Statements. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded asbestos-related personal injury liability are possible and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and make changes to the recorded liability if and when it is appropriate.

Additionally, AWI has a recorded asset of $98.6 million as of December 31, 2004 representing estimated insurance recoveries related to its asbestos liability. Approximately $79 million of the $98.6 million asset is determined from agreed coverage in place. During the second quarter of 2003, AWI reduced its previously recorded insurance asset for asbestos-related personal injury claims by $73 million reflecting management’s current assessment of probable insurance recoveries in light of an unfavorable ruling in an alternative dispute resolution procedure. See “Asbestos-Related Litigation” in Note 32 of the Consolidated Financial Statements for further discussion.

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

U.S. Pension Credit and Postretirement Benefit Costs – We maintain pension and postretirement plans throughout the world, with the most significant plans located in the U.S. The U.S. defined benefit pension plans were closed to new salaried and salaried production employees on January 1, 2005. Our defined benefit pension and postretirement benefit costs are developed from actuarial valuations. These valuations are calculated using a number of assumptions, which are determined in accordance with generally accepted accounting principles (“GAAP”). Each assumption represents management’s best estimate of the future. The assumptions that have the most significant impact on reported results are the discount rate, the estimated long-term return on plan assets and the estimated

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

inflation in health care costs. These assumptions are updated annually at the beginning of the year and applied in the valuations recorded for that year.

The discount rate is used to determine retirement plan liabilities and to determine the interest cost component of net periodic pension and postretirement cost. Our actuary provides the expected modified duration of the liabilities. Management determines the appropriate discount rate by referencing the yield on investment grade fixed-income securities of a similar duration (14 years) to that of the expected liabilities, as well as the yield for Moody’s AA-rated long-term corporate bonds. As of December 31, 2004, we assumed a discount rate of 5.75% compared with a discount rate of 6.00% as of December 31, 2003 for the U.S. plans. This decrease is consistent with the decline in U.S. corporate bond yields during the year. An additional one-quarter percentage point decrease in the discount rate to 5.50% would reduce 2005 operating income by $0.3 million, while a one-quarter percentage point increase in the discount rate to 6.00% would increase 2005 operating income by $0.3 million. The effects of the decreased discount rate, which increases our liabilities, will be amortized against earnings as described below.

Effective January 1, 2003, we updated the mortality table used in our U.S. pension and postretirement benefit cost calculations to reflect more current information. The new table (RP2000) is based upon actual 1990 to 1994 general population mortality rates, with improvements projected to 2003. The impact of this change was a $4.7 million reduction in 2003 operating income, compared to 2002.

We have two U.S. defined benefit pension plans, a qualified funded plan and a nonqualified unfunded plan. For the funded plan, the expected long-term return on plan assets represents a long-term view of the future estimated investment return on plan assets. This estimate is determined based on the target allocation of plan assets among asset classes and input from investment professionals and academic sources on the expected performance of the equity and bond markets over 10 to 20 years. Over the last 10 years, the annualized return was approximately 11.5% compared to an average expected return of 8.7%. The expected long-term return on plan assets used in determining our 2004 U.S. pension credit was 8.00%. The actual return on plan assets achieved for 2004 was 12.8%. In accordance with GAAP, this excess will be amortized into earnings as described below. We do not expect to be required to make cash contributions to the qualified funded plan during 2005. We have assumed a return on plan assets during 2005 of 8.00%. A one-quarter percentage point increase or decrease in this assumption would increase or decrease 2005 operating income by approximately $4.9 million. Contributions to the unfunded plan were $3.3 million in 2004 and are made on a monthly basis to fund benefit payments. We estimate the contributions to be approximately $3 million in 2005. See Note 18 of the Consolidated Financial Statements for more details.

The estimated inflation in health care costs represents a long-term view (5-10 years) of the expected inflation in our postretirement health care costs. We separately estimate expected health care cost increases for pre-65 retirees and post-65 retirees due to the influence of Medicare coverage at age 65, as illustrated below:

	Assumptions			Actual
	Post 65	Pre 65	Overall	Post 65	Pre 65	Overall
2003	12%	10%	11%	7%	7%	7%
2004	11	9	10	6	11	7
2005	10	8	9

In accordance with GAAP, the difference between the actual and expected health care costs is amortized into earnings as described below. The overall percentage of health care cost increases are estimated to decrease by 1 percentage point per year until 2008, after which it is constant at 6%. A one percentage point increase in the assumed health care cost trend rate would reduce 2005 operating income by $2.9 million, while a one percentage point decrease in the assumed health care cost trend rate would increase 2005 operating income by $2.4 million. See Note 18 of the Consolidated Financial Statements for more details.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Actual results that differ from our estimates are captured as actuarial gains/losses and are amortized into future earnings over the expected remaining service period of plan participants, which ranges from 12 to 15 years depending on the participants in the plan, in accordance with GAAP. Changes in assumptions could have significant effects on earnings in future years.

We recorded U.S. pension credits of $14.3 million, $11.6 million and $39.2 million in 2004, 2003 and 2002, respectively, reflecting the net overfunded status of our U.S. pension plans and the amortization into earnings of the difference between our actual results and the estimates used in the valuation process. We recorded U.S. postretirement benefit costs of $30.3 million, $36.8 million and $45.1 million in 2004, 2003 and 2002, respectively.

Impairments of Tangible and Intangible Assets – We periodically review significant tangible and intangible assets, including goodwill, for impairment under the guidelines of the Financial Accounting Standards Board (“FASB”) Statement Nos. 142 – “Goodwill and Other Intangible Assets” (“FAS 142”) and 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). In accordance with these Statements, we review our businesses for indicators of impairment such as operating losses and/or negative cash flows. If an indication of impairment exists, we estimate the fair value and compare it to the carrying value of the asset. If the fair value is less than the carrying value of the asset, we record an impairment equal to the difference between the fair value and carrying value of the asset. The cash flow estimates are based on management’s analysis of information available at the time of the estimate. Actual cash flows in the future that turn out to be lower than the estimate could lead to significant future impairments.

In the second quarter of 2002, we completed an assessment of goodwill and intangible assets in the Wood Flooring segment and recorded a non-cash transitional impairment charge of $596.0 million ($593.8 million, net of tax) as of January 1, 2002. From our initial FAS 142 transition charge through 2003, our assessments have indicated that goodwill and other intangible assets have not been impaired. In 2004, we recorded a total goodwill impairment charge for our European resilient flooring reporting unit of $108.4 million. See Note 12 of the Consolidated Financial Statements for further information.

In 2004, we also recorded fixed asset impairment charges of $64.7 million and accelerated depreciation of $13.7 million, in cost of goods sold. See “Cost Reduction Initiatives” for further discussion. See Note 10 of the Consolidated Financial Statements for further discussion on the European resilient flooring fixed asset impairment. Following is a summary of the 2004 charges:

Action	Segment	Impairment	Accelerated Depreciation	Total Fixed Asset Charges
Cost Reduction Initiatives:
Lancaster, PA	Resilient Flooring	$17.7	$10.3	$28.0
Hoogezand, The Netherlands	Building Products	—	1.4	1.4
Morristown, TN	Cabinets	0.4	1.5	1.9
Adjustment to 2003 Building Held for Sale	Wood Flooring	0.8	—	0.8
European resilient flooring fixed asset Impairment	Resilient Flooring	44.8	—	44.8
Obsolete Equipment and Buildings	Resilient Flooring, Wood Flooring, Building Products	1.0	0.5	1.5

Total		$64.7	$13.7	$78.4

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

In 2003, we recorded fixed asset impairment charges of $10.5 million and accelerated depreciation of $30.1 million, in cost of goods sold and fixed asset impairment charges of $2.8 million in SG&A expense. See “Cost Reduction Initiatives” for further discussion. Following is a summary of the 2003 charges:

Action	Segment	Impairment	Accelerated Depreciation	Total Fixed Asset Charges
Cost Reduction Initiatives:
Stencil Line, Lancaster, PA	Resilient Flooring	—	$4.1	$4.1
E-Beam Line, Kankakee, IL	Resilient Flooring	—	2.8	2.8
Baroda, India	Resilient Flooring	—	0.1	0.1
Port Gibson, MS	Wood Flooring	$0.8	15.1	15.9
Warren, AK	Wood Flooring	—	6.7	6.7
Building held for sale, Addison, TX	Wood Flooring, Cabinets	2.8	—	2.8
Oss, The Netherlands	TSF	—	0.3	0.3
Obsolete Equipment	Building Products	3.8	—	3.8
	All other segments	3.1	1.0	4.1

Total		$10.5	$30.1	$40.6

In 2002, accelerated depreciation of $4.8 million in cost of goods sold and SG&A expense related primarily to management’s evaluation of the useful lives of certain idle property, plant and equipment based on future intended use.

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

The amount of actual experience related to these accruals could differ significantly from the estimated amounts during the year. If this occurs, we adjust our accruals accordingly. We maintained sales-related accruals of $78.8 million and $76.3 million as of December 31, 2004 and 2003, respectively. We record the costs of these accruals as a reduction of gross sales.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, which requires all share-based payment transactions be recognized in the financial statements using a fair-value method of accounting. This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The standard is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. While we are finalizing our review of this standard, adoption of this standard on July 1, 2005 is not expected to have a material impact on our consolidated results of operations or financial condition because all of our outstanding stock options are fully vested.

In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151, “Inventory Costs”. The new Statement amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We have elected to adopt this standard as of January 1, 2005, as permitted. Adoption of this standard is not expected to have a material impact on our consolidated results of operations or financial condition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

RESULTS OF OPERATIONS

Unless otherwise indicated, net sales in these results of operations are reported based upon the location where the sale was made. Certain prior year amounts have been reclassified to conform to the current year presentation. Please refer to Note 3 in the Consolidated Financial Statements for a reconciliation of operating income to consolidated income before income taxes, extraordinary items, discontinued operations, and cumulative effect of changes in accounting principles.

2004 COMPARED TO 2003

CONSOLIDATED RESULTS

			Change is Favorable/(Unfavorable)
	2004	2003	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Net Sales:
Americas	$2,543.0	$2,390.8	6.4%	6.1%
Europe	841.0	778.8	8.0%	(1.6)%
Pacific	113.3	89.4	26.7%	19.9%

Total Consolidated Net Sales	$3,497.3	$3,259.0	7.3%	4.5%

Operating (Loss)	$(43.8)	$(19.3)	Unfavorable	Unfavorable
Goodwill Impairment	108.4	—
Charge for Asbestos Liability, Net	—	81.0

Operating Income, Prior to Goodwill Impairment and Charge for Asbestos Liability, Net	$64.6	$61.7	4.7%	1.1%

(1)	Excludes favorable foreign exchange rate effect in translation of $87.9 million on net sales and $2.2 million on operating income.

Net sales in the Americas increased by approximately $152 million, primarily as a result of sales volume and price increases of wood flooring and ceiling products. Sales for resilient flooring products in the Americas declined primarily due to lower sales to the U.S. residential market (see “Overview – Factors Affecting Revenue”).

Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets declined by 1.6%, primarily as a result of the weak economic conditions in our primary selling markets and volume decline for carpet and sports flooring products. Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific area increased by approximately $19 million, primarily as a result of stronger sales in China and Australia.

Cost of goods sold in 2004 was 80.4% of net sales, compared to 79.7% in 2003. The 0.7 percentage point increase was primarily due to the European resilient flooring fixed asset impairment of $44.8 million (see Note 10 of the Consolidated Financial Statements) and higher raw material and energy costs of approximately $72 million (see significant items in “Overview – Factors Affecting Operating Costs”), offset by the effects of sales price increases of approximately $62 million and the benefit in 2004 from 2003 cost reduction initiatives.

SG&A expenses in 2004 were $635.0 million, or 18.1% of net sales compared to $612.1 million or 18.8% of net sales in 2003. Excluding the translation effect of changes in foreign exchange rates, SG&A expenses in 2004 increased by approximately $1.9 million, primarily due to approximately $21 million of higher incentive compensation costs, approximately $9 million for increased selling and advertising expense and a $5.0 million contribution to the Armstrong Foundation (a community giving program funded by Armstrong), partially offset by the $3.1 million favorable impact of the Medicare Act, lower medical claim accruals, lower severance expenses and the benefit in 2004 from 2003 cost reduction initiatives.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

There were no asbestos-related charges in 2004. During 2003, we reduced our previously recorded insurance asset for asbestos-related personal injury claims by $73 million, reflecting management’s current assessment of probable insurance recoveries based upon an unfavorable ruling in an alternative dispute resolution procedure. We also recorded an $8 million non-cash charge to reflect an agreement to settle claims from the Center for Claims Resolution and a surety bond insurance company. All amounts were reflected as a charge to asbestos liability, net. See “Asbestos-Related Litigation” in Note 32 of the Consolidated Financial Statements for additional information.

In the second quarter of 2004, we recorded a $60.0 million non-cash goodwill impairment loss related to our European resilient flooring reporting unit based on a preliminary impairment assessment. During the fourth quarter of 2004, we recorded an additional $48.4 million non-cash goodwill impairment loss based on the results of our annual impairment test. The goodwill impairment charges arose from the European resilient flooring reporting unit’s fair value being lower than its carrying value. The fair value was negatively affected by lower operating profits and expected future cash flows determined in recent forecasting analyses. See Note 12 to the Consolidated Financial Statements for further details.

We recorded restructuring charges, net, of $18.3 million in 2004, compared to $8.6 million in 2003. See Note 15 of the Consolidated Financial Statements for a description of the restructuring actions. Once completely implemented, we believe that the incremental cost savings from our 2004 and 2003 initiatives will be approximately $73 million. These projected incremental annual cost savings will not be fully realized until 2007.

Equity earnings from affiliates, from our WAVE joint venture, were $31.6 million in 2004, as compared to $20.8 million in 2003. The improvement in earnings resulted from improved market conditions, the ability to provide product during the global steel shortage and realized price increases ahead of recognized increased steel cost.

We recorded an operating loss of $43.8 million in 2004, compared to an operating loss of $19.3 million in 2003. Operating income prior to non-cash goodwill impairment and asbestos-related charges was $64.6 million and $61.7 million, respectively.

Interest expense was $8.4 million in 2004, compared to $9.0 million in 2003. The decrease in interest expense is due to lower fees on the renewed DIP Facility and lower average outstanding debt amounts at our non-Chapter 11 subsidiaries. In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $86.9 million in 2004 and $95.1 million in 2003. Unrecorded interest expense reflects the amount of interest expense we would have incurred under the original maturities of prepetition debt.

Chapter 11 reorganization costs, net in 2004 were $6.9 million, which was $2.5 million less than the $9.4 million amount recorded in 2003. The decrease was primarily due to lower professional fees resulting from less activity in the Chapter 11 process in 2004.

During 2004, income tax expense of $24.6 million compared to an income tax benefit of $1.6 million in 2003. The adjusted effective tax rate for 2004 was 25.3% based on adjusted pre-tax income from continuing operations of $97.4 million, which excluded the non-cash goodwill impairments of $108.4 million, which were nontaxable events, and European resilient flooring fixed asset impairments of $44.8 million, which required a full valuation allowance on the related deferred tax asset. Excluding the $81.0 million of asbestos-related charges, the adjusted effective tax rate for 2003 was 62.7%, based on adjusted pre-tax income from continuing operations of $42.6 million. The lower 2004 tax rate was primarily due to the overall favorable settlement of tax audits in the U.S. and in Germany that combined to reduce tax expense by approximately $19.4 million. In addition, the unfavorable impact in 2003 of relatively higher nondeductible Chapter 11 reorganization costs (prior to the tax audits in the U.S.) on a relatively lower base of taxable income resulted in a higher effective tax rate for that year.

A net loss of $80.8 million was recorded for 2004, compared to a net loss of $39.3 million for 2003.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

REPORTABLE SEGMENT RESULTS

Resilient Flooring

			Change is Favorable/(Unfavorable)
	2004	2003	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Net Sales:
Americas	$924.6	$935.0	(1.1)%	(1.5)%
Europe	238.5	205.2	16.2%	5.7%
Pacific	52.0	41.3	25.9%	17.1%

Total Segment Net Sales	$1,215.1	$1,181.5	2.8%	0.5%

Operating (Loss) Income	$(150.2)	$56.2	Unfavorable	Unfavorable

(1)	Excludes favorable foreign exchange rate effect in translation of $27.6 million on net sales and $0.8 million on operating income.

Net sales in the Americas decreased primarily due to an approximate 6% decline in laminate flooring sales, primarily as a result of a major customer’s decision to increase purchases of non-Armstrong laminate flooring products in the second quarter of 2004. Sales of our vinyl products to the residential market decreased approximately 3%, primarily from the residential floor covering market shift away from vinyl products. Sales of our vinyl products to the commercial market increased by approximately 3%, primarily due to price increases on certain vinyl sheet and tile products, and new product introductions.

Excluding the translation effect of changes in foreign exchange rates, net sales in Europe increased by 5.7% due to higher volume, which was partially offset by price concessions due to competitive pressure. Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific area increased by approximately $8 million, primarily from strong sales in Australia and China.

Operating income in 2004 was negatively impacted by a $108.4 million non-cash goodwill impairment charge and a $44.8 million non-cash fixed asset impairment charge related to our European resilient flooring business. Operating results were also adversely impacted by lower laminate sales volume, increased costs to purchase PVC, wage and salary inflation increases and charges for the cost reduction initiatives (see “Overview – Factors Affecting Operating Costs”). Partially offsetting the negative effects of these items were operating income gains from manufacturing efficiencies.

Wood Flooring

	2004	2003	Change is Favorable
Total Segment Net Sales(1)	$832.1	$738.6	12.7%
Operating Income (Loss)	$51.4	$(4.0)	Favorable

(1)	Virtually all Wood Flooring products are sold in the Americas, primarily in the U.S.

Net sales in 2004 increased by $93.5 million. Units sold of pre-finished solid and engineered floors each increased by approximately 9%, primarily from the strong U.S. new home construction market. Net sales were also positively impacted by the price increases implemented on wood flooring products (see “Overview – Factors Affecting Revenues”).

Operating results increased by $55.4 million, due to higher selling prices and sales volume, lower expenses for implementing the cost reduction initiatives (see “Overview – Factors Affecting Operating Costs”) and lower manufacturing overhead resulting from those initiatives. Partially offsetting these were higher costs for lumber and increased production expenses in certain plants.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Textiles and Sports Flooring (“TSF”)

			Change is Favorable/(Unfavorable)
	2004	2003	As Reported	Excluding Effects of Foreign Exchange Rates(2)
Total Segment Net Sales(1)	$265.4	$271.9	(2.4)%	(10.8)%
Operating (Loss)	$(7.1)	$(11.0)	Favorable	Favorable

(1)	Primarily all of TSF products are sold in Europe.
(2)	Excludes favorable/(unfavorable) foreign exchange rate effect in translation of $25.8 million on net sales and $(1.3) million on operating income.

Excluding the translation effect of changes in foreign exchange rates, net sales decreased by 10.8%, primarily from volume declines in carpet flooring products due to weak economic conditions in our primary selling markets and loss of market share, caused by the lack of new product development. Net sales were also adversely affected by price concessions for Sports Flooring products that were required to meet competitive pressures.

The operating loss in 2004 was less than the loss in 2003, primarily due to the expense in 2003 of cost reduction initiatives and the benefit in 2004 of those cost reduction initiatives (see “Overview – Factors Affecting Operating Costs”). Partially offsetting these factors were the negative impact of lower sales volume and prices.

Building Products

			Change is Favorable/(Unfavorable)
	2004	2003	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Net Sales:
Americas	$575.7	$515.6	11.7%	11.0%
Europe	334.7	298.5	12.1%	2.1%
Pacific	61.3	48.1	27.4%	22.4%

Total Segment Net Sales	$971.7	$862.2	12.7%	8.4%

Operating Income	$127.0	$95.2	33.4%	28.7%

(1)	Excludes favorable foreign exchange rate effect in translation of $34.4 million on net sales and $3.5 million on operating income.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Americas increased approximately $57 million. Unit volume to the U.S. Commercial markets increased by approximately 7%, primarily due to market conditions (see “Overview – Factors Affecting Revenues”). Complementing the impact from the higher volume were price increases started in July 2003 on most commercial products. Net sales also benefited from volume and price increases with the major national retailers in the U.S. Residential markets.

Excluding the translation effect of changes in foreign exchange rates, net sales in Europe increased by 2.1% from 2003. The volume of mineral fiber products, which constitute the majority of our European sales, increased by approximately 2%. The volume of mineral fiber product sold to Western European countries declined by approximately 1%, primarily due to lower commercial market activity in the Euro Zone, while volume sold to the emerging markets of Eastern Europe (primarily Russia) increased by approximately 7% due to construction growth in these markets. Products sold to the emerging markets tend to have lower margin than products sold in Western Europe. Excluding the translation effect of changes in foreign exchange rates, net sales of metal ceilings declined by approximately 1%, primarily from some loss of market share in Asia.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific area increased approximately $11 million due to strong activity in the Chinese, Indian and Australian markets.

Excluding the translation effect of changes in foreign exchange rates, operating income increased 28.7%, as higher sales volume and prices, lower production expenses and increased equity earnings in WAVE were only partially offset by inflation in the cost of raw materials and energy, and higher selling expenses (see “Overview – Factors Affecting Operating Costs”).

Cabinets

	2004	2003	Change is Favorable
Total Segment Net Sales(1)	$213.0	$204.8	4.0%
Operating Income (Loss)	$1.4	$(11.1)	Favorable

(1)	All Cabinet products are sold in the Americas, primarily in the U.S.

Net sales in 2004 increased approximately $8 million from 2003, primarily due to selling price increases and sales of higher priced products, both enabled by improved customer service.

Operating results improved by $12.5 million in 2004 from 2003, due to increased sales, manufacturing efficiencies and reduced SG&A expenses, partially offset by expenses for cost reduction initiatives.

Unallocated Corporate

Unallocated corporate expense of $66.3 million in 2004 decreased from $144.6 million in 2003. This decrease was primarily due to non-cash asbestos-related charges of $81.0 million in 2003. The remaining $2.7 million increase resulted primarily from increases of $9.4 million in employee incentive compensation; a $5.0 million contribution to the Armstrong Foundation (a community giving program funded by Armstrong); and $4.2 million to increase certain environmental liabilities at non-operating locations. These increases were partially offset by a $6.3 million write off of a note receivable in 2003 from a previous divestiture, $4.5 million in lower medical claims, a $2.9 million higher U.S. pension plan credit, and reduced expenses in corporate staff departments.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

As shown on the Consolidated Statements of Cash Flows, our cash and cash equivalents balance increased by $31.6 million in 2004, compared to a $104.3 million increase in 2003.

Operating activities in 2004 provided $142.8 million of net cash, or $23.0 million less than the $165.8 million provided in 2003. The decline in cash provided was primarily due to changes in inventories, receivables, and accounts payable and accrued expenses. In 2004, we increased inventories by $61.7 million, compared to decreasing $6.6 million in 2003, primarily as part of our efforts to improve customer service in Wood Flooring (see “Factors Affecting Revenues – Quality and Customer Service”). Receivables increased $9.5 million in 2004, compared to decreasing $40.6 million in 2003, primarily as a result of increased sales. Offsetting these two uses of cash was an increase in accounts payable and accrued expenses of $61.1 million in 2004, primarily due to increased accruals for employee incentives and increased trade payables related primarily to increased capital expenditures and inventory.

Net cash used for investing activities was $111.7 million in 2004, compared to $57.2 million in 2003. In 2004, we increased our capital expenditures by $55.9 million primarily to upgrade our manufacturing operations and improve production efficiencies. During the third quarter of 2004, WAVE successfully extended the term of their existing bank debt and we received a $10 million distribution in the fourth quarter of 2004, while in 2003 we received $16 million in distributions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Net cash totaling $7.0 million was used for our financing activities in 2004, compared to $14.1 million in 2003. The year-to-year change was due to certain subsidiaries that are not participating in our Chapter 11 Case increasing their short-term borrowing for working capital needs in 2004.

Balance Sheet and Liquidity

Changes in significant balance sheet accounts and groups of accounts from December 31, 2003 to December 31, 2004 are as follows:

	December 31, 2004	December 31, 2003	Increase
Cash and cash equivalents	$515.9	$484.3	$31.6
Current assets, excluding cash and cash equivalents	966.3	874.5	91.8

Current assets	$1,482.2	$1,358.8	$123.4

The increase in cash and cash equivalents was described above (see “Cash Flow”). The increase in current assets, excluding cash and cash equivalents was primarily due to the increase in accounts receivable from higher sales and the increase in inventory, primarily for Wood Flooring.

	December 31, 2004	December 31, 2003	(Decrease)
Property, plant and equipment, less accumulated depreciation and amortization (“PP&E”)	$1,208.8	$1,267.3	$(58.5)

The decrease was primarily due to accelerated depreciation and impairments of $78.4 million (see “Impairments of Tangible and Intangible Assets”) and annual depreciation, partially offset by capital spending of $124.0 million and the positive translation effects of changes in foreign exchange rates.

DIP Facility

AWI has a $75 million debtor-in-possession credit facility that is currently limited to issuances of letters of credit. This facility was scheduled to mature on December 8, 2004, but the maturity date was extended to December 8, 2005 with approval of the Bankruptcy Court, granted on November 15, 2004. Obligations to reimburse drawings under the letters of credit constitute a super-priority administrative expense claim in the Chapter 11 Case. As of December 31, 2004 and 2003, under the DIP Facility, there were no outstanding borrowings; however, AWI had approximately $40.6 million and $22.8 million, respectively, in letters of credit outstanding. The DIP Facility also contains several covenants including, among other things, limits on asset sales and capital expenditures and a required ratio of debt to cash flow. We are in compliance with all of the DIP Facility covenants. The covenants have not impaired our operating ability. Upon AWI’s emergence from Chapter 11, we expect to replace this facility with a new facility that would provide reorganized Armstrong with greater borrowing capacity and which will have debt covenants yet to be negotiated. In the event AWI has not emerged from Chapter 11 by December 8, 2005, we will pursue another extension of the facility.

Liquidity

Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal needs, if required. For certain international operations, we had lines of credit of $54.4 million at December 31, 2004, of which $15.9 million was used and $38.5 million was available. However, these lines of credit are uncommitted, and poor operating results or credit concerns at the related foreign subsidiaries could result in the lines being withdrawn by the lenders. We have been able to maintain and, as needed, replace credit facilities to support our operations. Additionally, we have letter of credit issuance capabilities under the DIP Facility

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

(described above). We believe that cash on hand and generated from operations, together with lines of credit and the DIP Facility, will be adequate to address our foreseeable liquidity needs in the normal course of business operations and for cost reduction initiatives and scheduled non-filer debt obligations. Cash and liquidity needs will change significantly at the time of emergence, the timing of which remains uncertain. AWI’s POR would provide a plan to meet these requirements (see Note 1 of the Consolidated Financial Statements).

2003 COMPARED TO 2002

CONSOLIDATED RESULTS

			Change is Favorable/(Unfavorable)
	2003	2002	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Net Sales:
Americas	$2,390.8	$2,368.1	1.0%	0.6%
Europe	778.8	727.1	7.1%	(9.0)%
Pacific	89.4	77.1	16.0%	8.8%

Total Consolidated Net Sales	$3,259.0	$3,172.3	2.7%	(1.7)%

Operating (Loss)	$(19.3)	$(2,345.2)	Favorable	Favorable
Charge for asbestos liability, net	81.0	2,500.0

Operating Income, prior to charge for asbestos liability, net	$61.7	$154.8	(60.1)%	(60.7)%

(1)	Excludes favorable foreign exchange rate effect in translation of $142.5 million on net sales and $2.3 million on operating income.

Net sales in the Americas increased by 1.0%, primarily as a result of sales increases of laminate flooring, amendments to agreements with independent U.S. resilient flooring distributors (see Resilient Flooring below) and price increases implemented on certain products. Despite the volume gains from laminate flooring, overall unit volume of our products declined, primarily due to lower activity in the U.S. commercial construction markets and the residential floor covering market shift away from vinyl products (see “Overview – Factors Affecting Revenue”).

Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets declined by 9.0%, primarily as a result of the weak economic conditions in our primary selling markets and the loss of market share for some of our resilient products due to customer service and pricing issues. Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific area increased by $7.2 million, primarily as a result of stronger sales in Australia and China.

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

SG&A expenses in 2003 were $612.1 million, or 18.8% of net sales compared to $630.8 million, or 19.9% of net sales in 2002. Excluding the translation effect of changes in foreign exchange rates, SG&A expenses in 2003 declined by approximately $57 million from 2002 SG&A expenses, primarily due to reductions in expenditures (principally in selling and advertising expenses and partially as a result of the 2002 and 2003 cost reduction initiatives) and by approximately $22 million of lower incentive compensation costs, partially offset by approximately $16 million from a reduced U.S. pension credit and by approximately $12 million of expenses related to our 2003 cost reduction initiatives.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

During 2003, we reduced our previously recorded insurance asset for asbestos-related personal injury claims by $73 million, reflecting management’s current assessment of probable insurance recoveries based upon an unfavorable ruling in an alternative dispute resolution procedure. We also recorded an $8 million charge to reflect an agreement to settle claims from the Center for Claims Resolution and a surety bond insurance company. During 2002, we recorded a $2.5 billion charge to increase our estimate of probable asbestos-related liability. All amounts are reflected as a charge to asbestos liability, net. See “Asbestos-Related Litigation” in Note 32 of the Consolidated Financial Statements for additional information.

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

We incurred an operating loss of $19.3 million in 2003, compared to an operating loss of $2,345.2 million in 2002. Operating income prior to the non-cash asbestos-related charges for 2003 and 2002 was $61.7 million and $154.8 million, respectively.

Interest expense was $9.0 million in 2003, compared to $11.3 million in 2002. The decrease in interest expense is due to lower fees on the reduced DIP Facility and lower average outstanding debt amounts at our non-Chapter 11 subsidiaries. In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $95.1 million in 2003 and $99.9 million in 2002. Unrecorded interest expense reflects the amount of interest expense we would have incurred under the original maturities of prepetition debt.

Chapter 11 reorganization costs, net in 2003 were $9.4 million, which was $14.1 million less than the $23.5 million amount recorded in 2002. The decrease is primarily due to a $12.1 million reduction to liabilities subject to compromise for the write down of a zero coupon note due to an agreement with the holder of the note that reduced the allowed amount of the note.

The effective tax benefit rate from continuing operations for 2003 was 4.2% versus 34.8% for 2002. The decreased tax benefit was primarily due to the impact of permanent differences (primarily Chapter 11 reorganization costs) on the significantly smaller amount of pre-tax loss in 2003, and higher overall foreign tax rates caused by increased valuation allowances for foreign losses generated during 2003.

A net loss of $39.3 million was recorded for 2003, compared to a net loss of $2,142.8 million for 2002.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

REPORTABLE SEGMENT RESULTS

Resilient Flooring

			Change is Favorable/(Unfavorable)
	2003	2002	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Net Sales:
Americas	$935.0	$914.8	2.2%	1.6%
Europe	205.2	202.4	1.4%	(13.7)%
Pacific	41.3	35.1	17.7%	7.8%

Total Segment Net Sales	$1,181.5	$1,152.3	2.5%	(1.2)%

Operating Income	$56.2	$64.6	(13.0)%	(13.1)%

(1)	Excludes favorable foreign exchange rate effect in translation of $43.9 million on net sales and $0.1 million on operating income.

Net sales in the Americas increased primarily due to the effects of amendments to agreements with independent U.S. distributors, made in the fourth quarter of 2002, related to sales of certain products to large home centers. Sales are recorded under these agreements when the products are shipped from the distributor’s location to the home center. Approximately $19.2 million of revenue was recorded in 2003 for products shipped to these distributors during the fourth quarter of 2002, under the amended terms. Sales of our vinyl products to the residential market decreased by approximately 10%, primarily from the residential floor covering market shift away from vinyl products and from increased imports of competitive product from low cost producers. Sales of our vinyl products to the commercial market increased by approximately 3%, primarily due to a July price increase on certain vinyl sheet products, new product introductions and from sales of higher priced tile products. Laminate sales increased by approximately 37%, primarily from the strong laminate product category growth in the floor covering market.

Excluding the translation effect of changes in foreign exchange rates, net sales in Europe decreased by 13.7%. Significant market weakness in certain key countries, principally Germany, and loss of market share in some countries due to customer service issues and a reluctance to be price competitive accounted for the decrease. Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific area increased by $3.0 million, primarily from strong sales in Australia.

Operating income in 2003 declined from 2002, with lower sales volumes in the higher margin vinyl products and in the Western European markets, increased costs to purchase PVC, wage and salary inflation increases and certain European manufacturing inefficiencies being the primary contributors to the decrease. Additionally, charges for the cost reduction initiatives (see “Overview – Factors Affecting Operating Costs”) accounted for approximately $11 million of the decrease. Partially offsetting the negative effects of these items were operating income gains from the increase in laminate sales, the effects of the amendments to agreements with independent U.S. distributors discussed above, and significant reductions in SG&A expenses in the U.S. and in Europe, which resulted from restructuring and cost reduction initiatives implemented in 2002 and 2003, and reduced spending on advertising.

Wood Flooring

	2003	2002	Change is Favorable/ (Unfavorable)
Total Segment Net Sales(1)	$738.6	$719.3	2.7%
Operating (Loss) / Income	$(4.0)	$53.0	Unfavorable

(1)	Virtually all Wood Flooring products are sold in the Americas, primarily in the U.S.

38

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Net sales in 2003 increased by $19.3 million. Units sold declined by approximately 3%, with unfinished solid floors declining by approximately 60% as we elected to limit our output of this product, and engineered floors declining by 2% due to certain quality issues experienced primarily early in 2003 and an increase of imports from low cost competitors. Units sold of pre-finished solid floors increased by approximately 8%, primarily from the strong U.S. new home construction market. Net sales were also positively impacted by the price increases implemented on the solid floor products (see “Overview – Factors Affecting Revenues”).

Operating results declined by $57.0 million. The increased cost for acquiring lumber, the expenses for implementing the cost reduction initiatives (see “Overview – Factors Affecting Operating Costs”) and improving quality, and other increases in manufacturing expenses were the primary reasons for the decline. Partially offsetting these increased expenses were gains from the selling price increases and reduced expenditures in SG&A expenses, the latter partially as an effect of the cost reduction initiatives.

Textiles and Sports Flooring (“TSF”)

			Change is Favorable/(Unfavorable)
	2003	2002	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Total Segment Net Sales	$271.9	$247.2	10.0%	(8.5)%
Operating (Loss)	$(11.0)	$(4.7)	Unfavorable	Unfavorable

(1)	Excludes favorable/(unfavorable) foreign exchange rate effect in translation of $49.8 million on net sales and $(1.1) million on operating income.

Excluding the translation effect of changes in foreign exchange rates, net sales decreased 8.5%, primarily from volume declines in our carpet products, due to weak economic conditions in our primary selling markets, and price concessions that were required to meet competitive pressures. Net sales of our sports flooring products increased by approximately 3%.

An operating loss in 2003 exceeded the loss in 2002, primarily due to reduced net sales (excluding the favorable translation effect of foreign exchange rates) and the expenses related to the cost reduction initiatives (see “Overview – Factors Affecting Operating Costs”). Partially offsetting these factors were reduced manufacturing expenses and lower SG&A expenses.

Building Products

			Change is Favorable/(Unfavorable)
	2003	2002	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Net Sales:
Americas	$515.6	$511.8	0.7%	0.0%
Europe	298.5	272.8	9.4%	(5.6)%
Pacific	48.1	42.0	14.5%	9.6%

Total Segment Net Sales	$862.2	$826.6	4.3%	(1.5)%

Operating Income	$95.2	$96.5	(1.3)%	(5.4)%

(1)	Excludes favorable foreign exchange rate effect in translation of $48.9 million on net sales and $4.1 million on operating income.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Americas were virtually unchanged from 2002 levels. Unit volume to the U.S. Commercial markets declined by approximately 3%, primarily due to market conditions. Offsetting

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

the impact from the lower volume were price increases implemented in July 2003 on most commercial products. Net sales also benefited from price increases to the large home centers in the U.S. Residential markets.

Excluding the translation effect of changes in foreign exchange rates, net sales in Europe declined by 5.6% from 2002. Units sold of mineral fiber products, which constitute the majority of our European sales, declined approximately 1%. However, the volume of mineral fiber product sold to Western European countries declined by approximately 7%, primarily due to lower commercial market activity, while volume sold to the emerging markets of Eastern Europe (primarily Russia) increased by approximately 14% due to construction growth in these markets. Products sold to the emerging markets tend to have lower margin than products sold in Western Europe. Excluding the translation effect of changes in foreign exchange rates, net sales of metal ceilings declined by approximately 12%, primarily from weak market conditions in Switzerland and some loss of market share in Asia.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific area increased by $4.2 million due to strong activity in Australia and growth in the China and India markets.

Excluding the translation effect of changes in foreign exchange rates, operating income declined by $5.4 million, as lower sales volume, increased energy costs, wage and salary inflation, price concessions in Europe and expenses for cost reduction initiatives were only partially offset by the positive effects of the price increases in the U.S. and manufacturing cost improvements.

Cabinets

	2003	2002	Change is (Unfavorable)
Total Segment Net Sales(1)	$204.8	$226.9	(9.7)%
Operating (Loss)	$(11.1)	$(3.9)	Unfavorable

(1)	All Cabinet products are sold in the Americas, primarily in the U.S.

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

Unallocated Corporate

Unallocated corporate expense of $144.6 million in 2003 decreased from $2,550.7 million in 2002. This decrease was primarily due to non-cash asbestos-related charges, with 2003 including $81.0 million and 2002 including $2.5 billion (see “Overview – Asbestos-Related Charges” and Note 32 of the Consolidated Financial Statements). Excluding these charges, unallocated corporate expense increased in 2003 by $12.9 million, primarily from our U.S. pension credit decreasing by approximately $28 million, by a $6.3 million write off of a note receivable from a previous divestiture, by approximately $4 million to increase a medical liability accrual, severances related to the cost reduction initiatives (see “Overview – Factors Affecting Operating Costs”) and by a $2.5 million charge for certain environmental liabilities (see Note 32 of the Consolidated Financial Statements), partially offset by reductions in employee incentive compensation accruals, reduced expenditures in our corporate staff departments and gains in the value of insurance policies related to deferred compensation plans.

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

Net cash used for investing activities was $57.2 million in 2003, compared to $104.1 million in 2002, with the decrease due to reduced PP&E and computer software purchases. In consideration of both market conditions and cost reduction initiatives, we elected to defer or stop certain investments, resulting in approximately $47 million less spending in 2003 than in 2002. We believe the decision to reduce our investing activities did not negatively impact our business.

Net cash used for financing activities was $14.1 million in 2003, compared to $23.8 million in 2002, with the decrease due primarily to lower short-term debt payment requirements in 2003 than in 2002.

ACQUISITIONS AND DISPOSITIONS

Discontinued Operations

On May 31, 2000, Armstrong completed its sale of all entities, assets and certain liabilities comprising its Insulation Products segment. During 2003 and 2002, AHI recorded net losses of $2.4 million and $0.7 million respectively, for the impairment of some note receivables and the settlement of certain tax contingencies related to this divestiture.

On December 29, 1995, Armstrong sold a furniture subsidiary, Thomasville Furniture Industries. During 2004 and 2003, AHI recorded net losses of $0.4 million and $0.1 million, respectively, for the environmental and tax indemnifications related to this divestiture.

In accordance with FAS 144, these adjustments were classified as part of discontinued operations since the original divestitures were reported as discontinued operations.

Divestiture

In July 2000, we sold our Installation Products Group to subsidiaries of the German company Ardex GmbH. During February 2003, we reached a settlement with Ardex on several open issues related to the sale and the ongoing supply agreement between Ardex and Armstrong. The settlement allowed for the payment of a pre-petition liability to Ardex with a discount, adjusted the pricing for our adhesives purchases, eliminated a minimum purchase requirement and resolved environmental remediation disputes. Under the settlement, Ardex filed a proof of claim related to environmental remediation in AWI’s Chapter 11 Case, which has been treated as an allowed unsecured claim. This claim resulted in a fourth quarter 2002 charge of $5.3 million, which was recorded in SG&A expenses.

Acquisition

On May 18, 2000, we acquired privately-held Switzerland-based Gema Holding AG (“Gema”), a manufacturer and installer of metal ceilings, for $6 million plus certain contingent consideration not to exceed $25.5 million, based on results over the three year period ending December 31, 2002. In accordance with the purchase agreement, contingent consideration of $3.0 million was paid to the former owners, with the final payment being made in the third quarter of 2004.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

The Gema acquisition was recorded under the purchase method of accounting. The purchase price was allocated to the assets acquired and the liabilities assumed based on the estimated fair market value at the date of acquisition. The fair market value of tangible and identifiable intangible net assets acquired exceeded the purchase price by $24.2 million and this amount was recorded as a reduction of the fair value of property, plant and equipment. Contingent consideration of $3.0 million was accounted for as additional purchase price.

OFF-BALANCE SHEET ARRANGEMENTS

No disclosures are required pursuant to Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

As part of our normal operations, we enter into numerous contractual obligations that require specific payments during the term of the various agreements. The following table includes amounts ongoing under contractual obligations existing as of December 31, 2004. Only known payments that are dependent solely on the passage of time are included. Obligations under contracts that contain minimum payment amounts are shown at the minimum payment amount. Contracts that have variable payment structures without minimum payments are excluded. Purchase orders that are entered into in the normal course of business are also excluded because they are generally cancelable and not legally binding. Amounts are presented below based upon the currently scheduled payment terms. Actual future payments may differ from the amounts presented below due to changes in payment terms or events leading to payments in addition to the minimum contractual amounts.

	2005	2006	2007	2008	2009	Thereafter	Total
Long-Term Debt (1)	$8.2	$6.5	$1.9	$1.5	$1.3	$18.0	$37.4
Capital Lease Obligations (2)	1.7	1.0	0.7	0.3	—	0.1	3.8
Operating Lease Obligations (2)	14.4	11.8	8.3	5.0	2.6	10.4	52.5
Unconditional Purchase Obligations (3)(4)	8.2	5.6	1.7	0.7	0.4	0.1	16.7
Other Long-Term Obligations (5)	17.6	0.3	0.2	0.1	0.1	—	18.3

Total Contractual Obligations	$50.1	$25.2	$12.8	$7.6	$4.4	$28.6	$128.7

(1)	Payments for long-term debt obligations exclude debt subject to compromise.
(2)	Capital and operating lease obligations include the minimum lease payments due under existing lease agreements with noncancelable lease terms in excess of one year. We have issued financial guarantees to assure payment on behalf of our subsidiaries in the event of default on various debt and lease obligations in the table above. We have not issued any guarantees on behalf of joint-venture or unrelated businesses.
(3)	Unconditional purchase obligations include (a) purchase contracts whereby we must make guaranteed minimum payments of a specified amount regardless of how little material is actually purchased (“take or pay” contracts) and (b) service agreements.
(4)	Unconditional purchase obligations exclude contracts entered into during the normal course of business that are non-cancelable and have fixed per unit fees, but where the monthly commitment varies based upon usage. Cellular phone contracts are an example.
(5)	Other long-term obligations include payments under employee service and severance agreements as well as retainer payments to advisors within the Chapter 11 Case.

As of December 31, 2004, we maintained an agreement with the lending institution of one of our distributors. Under this agreement, if the distributor were to default on its borrowings and the lender foreclosed on the assets, the bank could return a large part of any of our products still at the distributor (subject to certain quality and roll size minimums) for a refund of original cost. This agreement will expire in September 2005. At December 31, 2004, the amount of inventory held at the distributor was approximately $3.2 million. Historically, no claim has been made under any of these types of agreements and we do not anticipate any such claims in the future. As such, no liability has been recorded for this agreement.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

We are party to supply agreements, some of which require the purchase of inventory remaining at the supplier upon termination of the agreement. The last such agreement will expire on April 5, 2006. Had these agreements terminated at December 31, 2004, Armstrong would have been obligated to purchase approximately $10.3 million of inventory. Historically, due to production planning, we have not had to purchase material amounts of product at the end of similar contracts. Accordingly, no liability has been recorded for these guarantees.

As part of our executive compensation plan, certain current and former executives participate in a split-dollar insurance program where we are responsible for remitting the premiums. Since 1998, the program was closed to new participants. As of December 31, 2004, we carried a cash surrender value asset of $6.5 million related to this program. Should we discontinue making premium payments, the insured executives have the right to the entire policy cash surrender value. In light of the Sarbanes-Oxley Act, we believe it is inappropriate to make the premium payments for three of the executives participating in this plan. As a result, beginning in 2003, we have required these three individuals to make the premium payments to continue the policy.

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

Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 – 3 Years	4 – 5 Years	Over 5 Years
Letters of Credit	$73.6	$72.7	$0.9	—	—

In addition, we have lines of credit for certain international operations totaling $54.4 million, of which $15.9 million was used at December 31, 2004 and $38.5 million was available to ensure funds are available to meet operating requirements.

In disposing of assets through mid 2000, AWI and some subsidiaries had entered into contracts that included various indemnity provisions, covering such matters as taxes, environmental liabilities and asbestos and other litigation. Some of these contracts had exposure limits, but many did not. Due to the nature of the indemnities, there is no way to estimate the potential maximum exposure under these contracts. As a debtor-in-possession, for those contracts that are still executory where AWI was the sole guarantor, AWI anticipates rejecting those contracts. Parties that timely file claims with respect to such contracts will have such claims addressed in AWI’s Chapter 11 Case. AWI cannot estimate the value of any potential claims that will ultimately be allowed by the Bankruptcy Court. See Note 1 of the Consolidated Financial Statements regarding Proceedings under Chapter 11.

Subsidiaries that are not part of the Chapter 11 Filing also entered into certain contracts that included various indemnity provisions similar to those described above. Since these subsidiaries are not part of the Chapter 11 Filing, these contracts continue to be in effect. Some of these contracts had exposure limits, but many did not. Due to the nature of the indemnities, there is no way to estimate the potential maximum exposure under all these contracts. For contracts under which an indemnity claim has been received, a liability of $2.1 million has been recorded as of December 31, 2004.

In September 1999, we sold our Textiles Products operations. As part of the divestiture agreement, we transferred certain liabilities and assets to the purchaser to cover pension payments earned by the work force as of the sale date. We also reimburse the purchaser for such pension payments that are not covered by the pension assets. In addition, we agreed to reimburse the purchaser for the

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

tax impact of our reimbursement of the pension payments. This agreement has no termination date. As of December 31, 2004, we maintained a $2.9 million liability for this guarantee. As of December 31, 2004, the net present value of the maximum payments is approximately $5 million, excluding any amounts to be paid for tax reimbursement.

See Notes 4 and 24 to the Consolidated Financial Statements for a discussion of the ESOP loan guarantee.

RELATED PARTIES

See Note 31 of the Consolidated Financial Statements for a discussion of our relationships with WAVE and Interface Solutions, Inc. (“ISI”).

See Note 7 of the Consolidated Financial Statements for a discussion of our relationship with Ardex.

Related party transactions with executives and outside directors are discussed in Item 13 - Certain Relationships and Related Transactions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Sensitivity

Due to AWI’s Chapter 11 Filing, all affected debt has been classified as liabilities subject to compromise. All such debt will be addressed in the Chapter 11 Case. While operating as a debtor-in-possession, AWI does not expect to pay any principal, interest or other payments on this debt unless approved by the Bankruptcy Court. However, we also have debt of entities that were not a part of the Chapter 11 Filing, which are being paid on schedule. The table below provides information about our long-term debt obligations as of December 31, 2004 and December 31, 2003, including payment requirements and related weighted-average interest rates by scheduled maturity dates. Weighted-average variable rates are based on implied forward rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents, which is our reporting currency. The amounts below reflect only post-petition debt and debt of entities that are not a part of the Chapter 11 Filing.

	2005	2006	2007	2008	2009	After 2010	Total
Scheduled maturity date As of December 31, 2004
Long-term debt:
Fixed rate	$7.9	$6.2	$1.6	$1.2	$1.0	$7.6	$25.5
Avg. interest rate	6.34%	6.25%	7.07%	6.89%	6.70%	6.71%	6.51%

Variable rate	$0.3	$0.3	$0.3	$0.3	$0.3	$10.4	$11.9
Avg. interest rate	1.75%	1.75%	1.75%	1.75%	1.75%	2.10%	2.06%

	2004	2005	2006	2007	2008	After 2009	Total
Scheduled maturity date As of December 31, 2003
Long-term debt:
Fixed rate	$8.0	$8.4	$6.5	$2.3	$1.9	$8.5	$35.6
Avg. interest rate	6.00%	6.02%	5.93%	5.82%	5.44%	6.55%	6.08%

Variable rate	$0.2	$0.2	$0.2	$0.2	$0.2	$11.0	$12.0
Avg. interest rate	0.88%	0.88%	0.88%	0.88%	0.88%	1.50%	1.44%

Exchange Rate Sensitivity

We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. At December 31, 2004, Armstrong’s major foreign currency exposures are to the Euro, the Canadian dollar and the British pound.

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

The table below details our outstanding currency instruments as of December 31, 2004 and 2003. All the instruments outstanding as of December 31, 2004 have scheduled maturity before dates before March 31, 2006.

Forward contracts

	Maturing in:
	2005	2006	Total
As of December 31, 2004
Notional Amount	$378.1	$8.7	$386.8
Fair Value (Liability)	$(13.9)	—	$(13.9)

	Maturing in:
	2004	2005	Total
As of December 31, 2003
Notional Amount	$368.5	$10.6	$379.1
Fair Value (Liability)	$(1.0)	—	$(1.0)

Commodity Price Sensitivity

We purchase natural gas for use in the manufacture of ceiling tiles and other products, as well as to heat many of our facilities. As a result, we are exposed to movements in the price of natural gas. We have a policy of minimizing natural gas cost volatility through derivative instruments, including swap contracts, purchased call options and zero-cash collars. The table below provides information about our natural gas contracts as of December 31, 2004 and 2003 that are sensitive to changes in commodity prices. Notional amounts and price ranges are in millions of Btu’s (MMBtu).

On balance sheet commodity related derivatives

	Maturing in:
	2005	2006	Total
As of December 31, 2004
Contract amounts (MMBtu)	5,230,000	1,630,000	6,860,000
Contract price range ($/MMBtu)	$4.46 -$6.72	$6.37 -$8.10	$4.46 -$8.10
Assets at fair value (millions)	$4.3	$1.0	$5.3

	Maturing in:
	2004	2005	Total
As of December 31, 2003
Contract amounts (MMBtu)	5,180,000	1,730,000	6,910,000
Contract price range ($/MMBtu)	$3.68 -$6.00	$4.46 -$5.95	$3.68 -$6.00
Assets at fair value (millions)	$3.1	$0.4	$3.5

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUPPLEMENTARY DATA

Quarterly Financial Information for the Years Ended December 31, 2004 and 2003 (Unaudited)

ARMSTRONG HOLDINGS, INC. AND SUBSIDIARIES

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity (Deficit) for the Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Schedule II - Valuation and Qualifying Reserves

ARMSTRONG WORLD INDUSTRIES, INC. AND SUBSIDIARIES

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholder’s Equity (Deficit) for the Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Schedule II - Valuation and Qualifying Reserves

QUARTERLY FINANCIAL INFORMATION

ARMSTRONG HOLDINGS, INC. (unaudited)

(millions except for per share data)		First	Second	Third	Fourth	Total year
2004	Net sales	$845.0	$903.5	$893.5	$855.3	$3,497.3
	Gross profit	184.6	216.4	194.2	91.1	686.3

	Net earnings (loss) from continuing operations	20.0	(14.5)	23.2	(109.1)	(80.4)
	Per share of common stock:
	Basic	$0.49	$(0.36)	$0.57	$(2.69)	$(1.99)
	Diluted	$0.49	$(0.36)	$0.57	$(2.69)	$(1.99)

	Net earnings (loss)	19.6	(14.5)	23.2	(109.1)	(80.8)
	Per share of common stock:
	Basic	$0.48	$(0.36)	$0.57	$(2.69)	$(2.00)
	Diluted	$0.48	$(0.36)	$0.57	$(2.69)	$(2.00)

	Price range of common stock—high	$1.39	$1.55	$2.30	$3.51	$3.51
	Price range of common stock—low	$0.95	$0.76	$1.16	$1.20	$0.76

2003	Net sales	$774.9	$826.9	$851.4	$805.8	$3,259.0
	Gross profit	166.5	180.4	174.0	140.7	661.6

	Net earnings (loss) from continuing operations	1.8	(34.3)	(2.3)	(2.0)	(36.8)
	Per share of common stock:
	Basic	$0.04	$(0.85)	$(0.06)	$(0.05)	$(0.91)
	Diluted	$0.04	$(0.85)	$(0.06)	$(0.05)	$(0.91)

	Net earnings (loss)	1.9	(34.3)	(4.7)	(2.2)	(39.3)
	Per share of common stock:
	Basic	$0.05	$(0.85)	$(0.12)	$(0.05)	$(0.97)
	Diluted	$0.05	$(0.85)	$(0.12)	$(0.05)	$(0.97)

	Price range of common stock—high	$0.83	$2.33	$3.04	$2.00	$3.04
	Price range of common stock—low	$0.37	$0.53	$1.26	$0.80	$0.37

There were no dividends paid in 2004 or 2003. The DIP Facility stipulates that AWI will not declare or pay any dividends either directly or indirectly and bankruptcy law bars dividends by companies in Chapter 11.

The second quarter net loss included a non-cash goodwill impairment loss of $60.0 million. See Note 12.

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

Fourth Quarter 2004 Compared With Fourth Quarter 2003

Net sales of $855.3 million in the fourth quarter of 2004 increased from net sales of $805.8 million in the fourth quarter of 2003, an increase of 6.1%. Excluding the favorable effects of foreign exchange rates of $18.4 million, net sales increased 3.8% primarily due to the positive effects of pricing initiatives. Resilient Flooring net sales increased 3.7% due to pricing initiatives, partially offset by lower volumes. Wood Flooring net sales increased by 2.5% due to pricing initiatives. Textiles and Sports Flooring decreased 2.2%, but excluding the favorable effects of foreign exchange rates of $5.7 million, decreased 9.6% due to lower sales volume and pricing. Building Products net sales increased by 16.0% due to favorable effects of foreign exchange, increased volume and pricing initiatives. Cabinets increased by 4.1% due to pricing initiatives. Net sales increased 5.3% and 6.1% in the Americas and Europe, respectively, with the Pacific area increasing $6.5 million. Excluding the favorable effects of foreign exchange rates of $15.9 million, Europe net sales decreased 2.0%.

For the fourth quarter of 2004, the cost of goods sold was 89.3% of sales, compared to 82.5% in 2003. The 6.8 percentage point increase was primarily due to a $44.8 million fixed asset impairment charge in our European resilient flooring business, $31.1 million of charges related to 2004 cost reduction initiatives, and increased raw material and energy costs, partially offset by the favorable impacts of increased volumes, and cost reduction and pricing initiatives.

SG&A expenses for the fourth quarter of 2004 were $172.4 million as compared to $156.2 million for the fourth quarter of 2003. The increase is primarily due to increased selling expenses and a $5.0 million contribution to Armstrong Foundation (a community giving program funded by Armstrong), partially offset by the favorable impacts of cost reduction initiatives implemented in prior periods.

A goodwill impairment charge of $48.4 million was recorded in the fourth quarter of 2004 related to our European resilient flooring business. See Note 12 of the Consolidated Financial Statements.

Restructuring charges, net, were $13.3 million in the fourth quarter of 2004 and $1.3 million in the fourth quarter of 2003 primarily related to our Hoogezand and North American SG&A initiatives. See Note 15 of the Consolidated Financial Statements.

An operating loss from continuing operations of $134.8 million in the fourth quarter of 2004 compared to an operating loss of $12.1 million in the fourth quarter of 2003. The primary contributors to this increased loss include the goodwill impairment charge of $48.4 million, the $44.8 million fixed asset impairment charge and $31.1 million of charges related to cost reduction initiatives.

Chapter 11 reorganization costs, net were expense of $0.3 million in the fourth quarter of 2004 and income of $6.8 million in the fourth quarter of 2003. The change is primarily due to a $12.1 million write down in 2003 of a zero coupon note due to an agreement with the holder of the note that reduced the allowed claim amount of the note.

The effective tax benefit from continuing operations rate for the fourth quarter of 2004 was 19.6% compared to a tax benefit rate of 74.4% for the same period of 2003. The difference relates primarily to a tax benefit booked in 2003 related to reduced capitalized Chapter 11 reorganization costs for tax purposes and the release in the fourth quarter of 2004 of $3.6 million in tax reserves related to state tax issues (net of Federal benefit) on which the statute of limitations expired and $8.3 million for a favorable conclusion of a German tax audit. In addition, the $48.4 million goodwill impairment recorded during the fourth quarter of 2004, which was a nontaxable event, and the $44.8 million of European resilient flooring fixed asset impairments, which required a full valuation allowance on the related deferred tax asset, had an unfavorable impact on the 2004 tax rate.

As further explained in Note 16, we are evaluating a possible repatriation of foreign earnings to the U.S. in order to take advantage of a one-time deduction of 85% of certain foreign earnings that are repatriated, as defined in the American Jobs Creation Act (“the ACJA”). No deferred tax liability will be recorded for the possible repatriation until such time as we make an affirmative decision to repatriate said earnings.

Net loss of $109.1 million in the fourth quarter of 2004 compared to net loss of $2.2 million in the fourth quarter of 2003.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders,

Armstrong Holdings, Inc.:

We have audited the accompanying consolidated financial statements of Armstrong Holdings, Inc. and subsidiaries (“the Company”) as listed in the accompanying index on page 50. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index on page 50. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Armstrong Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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
March 14, 2005

Armstrong Holdings, Inc., and Subsidiaries

Consolidated Statements of Earnings

(amounts in millions, except per share amounts)

	Years Ended December 31,
	2004	2003	2002
Net sales	$3,497.3	$3,259.0	$3,172.3
Cost of goods sold	2,811.0	2,597.4	2,404.5

Gross profit	686.3	661.6	767.8

Selling, general and administrative expenses	635.0	612.1	630.8
Charge for asbestos liability, net	—	81.0	2,500.0
Goodwill impairment	108.4	—	—
Restructuring and reorganization charges, net	18.3	8.6	1.9
Equity (earnings) from joint venture	(31.6)	(20.8)	(19.7)

Operating (loss)	(43.8)	(19.3)	(2,345.2)

Interest expense (unrecorded contractual interest of $86.9, $95.1 and $99.9, respectively)	8.4	9.0	11.3
Other non-operating expense	3.1	5.7	3.6
Other non-operating (income)	(6.4)	(5.0)	(7.5)
Chapter 11 reorganization costs, net	6.9	9.4	23.5

(Loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	(55.8)	(38.4)	(2,376.1)
Income tax expense (benefit)	24.6	(1.6)	(827.8)

(Loss) from continuing operations before cumulative effect of a change in accounting principle	(80.4)	(36.8)	(1,548.3)
Cumulative effect of a change in accounting principle, net of tax of $2.2	—	—	(593.8)

(Loss) from continuing operations	(80.4)	(36.8)	(2,142.1)
(Loss) from discontinued operations, net of tax of $0.2, $0.1 and $0.0	(0.4)	(2.5)	(0.7)

Net (loss)	$(80.8)	$(39.3)	$(2,142.8)

(Loss) per share of common stock, continuing operations before cumulative effect of a change in accounting principle, basic and diluted:	$(1.99)	$(0.91)	$(38.23)

(Loss) per share of common stock, cumulative effect of a change in accounting principle, basic and diluted:	—	—	$(14.66)

(Loss) per share of common stock, discontinued operations, basic and diluted:	$(0.01)	$(0.06)	$(0.02)

Net (loss) per share of common stock, basic and diluted:	$(2.00)	$(0.97)	$(52.91)

Average number of common shares outstanding, basic and diluted:	40.5	40.5	40.5

See accompanying notes to consolidated financial statements beginning on page 58.

Armstrong Holdings, Inc., and Subsidiaries

Consolidated Balance Sheets

(amounts in millions, except share data)

	December 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$515.9	$484.3
Accounts and notes receivable, net	336.1	315.4
Inventories, net	529.2	454.4
Deferred income taxes	15.6	19.2
Income tax receivable	7.0	—
Other current assets	78.4	85.5

Total current assets	1,482.2	1,358.8

Property, plant and equipment, less accumulated depreciation and amortization of $1,540.7 and $1,434.8, respectively	1,208.8	1,267.3

Insurance receivable for asbestos-related liabilities, noncurrent	88.8	95.1
Prepaid pension costs	480.9	455.1
Investment in affiliates	72.5	48.9
Goodwill	136.0	244.1
Other intangibles, net	76.0	79.0
Deferred income taxes, noncurrent	941.6	988.3
Other noncurrent assets	122.6	111.2

Total assets	$4,609.4	$4,647.8

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$11.1	$3.9
Current installments of long-term debt	8.2	8.2
Accounts payable and accrued expenses	447.4	354.2
Income tax payable	20.3	45.9
Deferred income taxes	1.1	3.3

Total current liabilities	488.1	415.5

Liabilities subject to compromise	4,866.2	4,858.5

Long-term debt, less current installments	29.2	39.4
Postretirement and postemployment benefit liabilities	262.6	262.3
Pension benefit liabilities	258.9	216.4
Other long-term liabilities	87.6	81.2
Deferred income taxes, noncurrent	19.2	95.0
Minority interest in subsidiaries	9.3	9.7

Total noncurrent liabilities	5,533.0	5,562.5

Shareholders’ equity (deficit):
Common stock, $1 par value per share Authorized 200 million shares; issued 51,878,910 shares	51.9	51.9
Capital in excess of par value	167.7	167.9
Reduction for ESOP loan guarantee	(142.2)	(142.2)
Accumulated deficit	(1,018.6)	(937.8)
Accumulated other comprehensive income	42.8	43.3
Less common stock in treasury, at cost 2004 and 2003 – 11,210,018 shares	(513.3)	(513.3)

Total shareholders’ (deficit)	(1,411.7)	(1,330.2)

Total liabilities and shareholders’ equity	$4,609.4	$4,647.8

See accompanying notes to consolidated financial statements beginning on page 58.

Armstrong Holdings, Inc., and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(amounts in millions, except per share amounts)

	2004		2003		2002
Common stock, $1 par value:
Balance at beginning and end of year	$51.9		$51.9		$51.9

Capital in excess of par value:
Balance at beginning of year	$167.9		$167.6		$166.8
Stock issuances and other	(0.2)		0.3		0.8

Balance at end of year	$167.7		$167.9		$167.6

Reduction for ESOP loan guarantee:
Balance at beginning and end of year	$(142.2)		$(142.2)		$(142.2)

Retained earnings (accumulated deficit):
Balance at beginning of year	$(937.8)		$(898.5)		$1,244.3
Net (loss) for year	(80.8)	$(80.8)	(39.3)	$(39.3)	(2,142.8)	$(2,142.8)

Balance at end of year	$(1,018.6)		$(937.8)		$(898.5)

Accumulated other comprehensive income (loss):
Balance at beginning of year	$43.3		$(12.2)		$(47.1)
Foreign currency translation adjustments	22.4		56.8		37.7
Derivative gain (loss), net	0.3		(0.3)		6.9
Minimum pension liability adjustments	(23.2)		(1.0)		(9.7)

Total other comprehensive income (loss)	(0.5)	(0.5)	55.5	55.5	34.9	34.9

Balance at end of year	$42.8		$43.3		$(12.2)

Comprehensive income (loss)		$(81.3)		$16.2		$(2,107.9)

Less treasury stock at cost:
Balance at beginning and end of year	$(513.3)		$(513.3)		$(513.3)

Total shareholders’ (deficit)	$(1,411.7)		$(1,330.2)		$(1,346.7)

See accompanying notes to consolidated financial statements beginning on page 58.

Armstrong Holdings, Inc., and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net (loss)	$(80.8)	$(39.3)	$(2,142.8)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net	—	—	593.8
Depreciation and amortization	151.0	163.1	136.7
Goodwill impairment	108.4	—	—
Fixed asset impairments	64.7	10.5	—
Deferred income taxes	(22.4)	(51.5)	(870.4)
Equity (earnings) from affiliates, net	(33.5)	(20.7)	(21.7)
Chapter 11 reorganization costs, net	6.9	9.4	23.5
Chapter 11 reorganization costs payments	(15.9)	(25.8)	(23.0)
Restructuring and reorganization charges, net of reversals	18.3	8.6	1.9
Restructuring and reorganization payments	(4.1)	(8.7)	(2.1)
Asbestos-related insurance recoveries	4.5	31.0	16.0
Payments for asbestos-related claims	—	(9.0)	—
Charge for asbestos liability, net	—	81.0	2,500.0
Cash effect of hedging activities	1.1	(27.0)	(22.0)
Increase (decrease) in cash from change in:
Receivables	(9.5)	40.6	11.7
Inventories	(61.7)	6.6	18.1
Other current assets	11.8	(4.6)	(16.1)
Other noncurrent assets	(34.8)	(18.6)	(42.0)
Accounts payable and accrued expenses	61.1	(15.6)	29.0
Income taxes payable	(29.8)	21.9	0.2
Other long-term liabilities	3.5	4.0	11.9
Other, net	4.0	9.9	20.8

Net cash provided by operating activities	142.8	165.8	223.5

Cash flows from investing activities:
Purchases of property, plant and equipment and computer software	(134.0)	(78.1)	(125.1)
Distributions from equity affiliates	10.0	16.0	17.5
Proceeds from the sale of assets	12.3	4.9	3.5

Net cash (used for) investing activities	(111.7)	(57.2)	(104.1)

Cash flows from financing activities:
Increase/(decrease) in short-term debt, net	4.0	(5.3)	(13.9)
Payments of long-term debt	(9.8)	(8.2)	(9.0)
Other, net	(1.2)	(0.6)	(0.9)

Net cash (used for) financing activities	(7.0)	(14.1)	(23.8)

Effect of exchange rate changes on cash and cash equivalents	7.5	9.8	7.0

Net increase in cash and cash equivalents	$31.6	$104.3	$102.6
Cash and cash equivalents at beginning of year	$484.3	$380.0	$277.4

Cash and cash equivalents at end of year	$515.9	$484.3	$380.0

See accompanying notes to consolidated financial statements beginning on page 58.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 1. BUSINESS AND CHAPTER 11 REORGANIZATION

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891. Armstrong Holdings, Inc. is a Pennsylvania corporation and the publicly held parent holding company of AWI. Armstrong Holdings, Inc.’s only significant asset and operation is its indirect ownership, through Armstrong Worldwide, Inc. (a Delaware Corporation) of all of the capital stock of AWI. Due to the lack of material differences in the financial statements, when we refer in this document to AHI and its subsidiaries as “AHI,” “Armstrong,” “we,” “us,” and “ourselves,” we are also effectively referring to AWI and its subsidiaries. We use the term “AWI” when we are referring solely to Armstrong World Industries, Inc.

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Plan of Reorganization and Disclosure Statement

On November 4, 2002, AWI filed a Plan of Reorganization with the Bankruptcy Court. Subsequently, AWI filed several amendments to the plan, along with various exhibits. The Fourth Amended Plan of Reorganization, with certain exhibits, was filed on May 23, 2003 and, as so amended and as modified by modifications filed with the Bankruptcy Court on October 17, 2003, November 10, 2003 and December 3, 2004, is referred to in this report as the “POR”. The POR provides for AWI to continue to conduct its existing lines of business with a reorganized capital structure under which, among other things, its existing shares of stock will be cancelled and new common shares and notes will be issued to its unsecured creditors and to a trust, as further discussed below, to be established under the POR for the benefit of AWI’s current and future asbestos-related personal injury claimants, in full satisfaction of their claims against AWI. References in this report to “reorganized Armstrong” are to AWI as it would be reorganized under the POR, and its subsidiaries collectively. The POR excludes AWI’s Nitram and Desseaux subsidiaries, neither of which is material to Armstrong and which are pursuing separate resolutions of their Chapter 11 cases that are expected to result in the winding up of their affairs.

In connection with the vote of creditors on the POR, AWI was required to prepare a disclosure statement concerning its business and the POR, including certain projected financial information assuming an Effective Date of the POR as July 1, 2003, intended to demonstrate to the Bankruptcy Court the feasibility of the POR and AWI’s ability to continue operations upon its emergence from Chapter 11. On May 30, 2003, the Bankruptcy Court approved the disclosure statement for distribution to parties in interest in the Chapter 11 Case. The projected financial information included in the disclosure statement was updated in certain respects by information submitted to the Bankruptcy Court in connection with the Bankruptcy Court’s November 2003 hearing on confirmation of the POR. The projected financial information was prepared for the limited purposes of consideration by the Bankruptcy Court, creditors and other parties in interest in the Chapter 11 Case of matters pertinent to the case. As indicated in the disclosure statement, the projected financial information and various estimates of value therein provided should not be regarded as representations or warranties by AWI, AHI or any other person. There is no assurance that any such projection or valuation will be realized. The projected financial information and estimates of value were prepared by AWI and its financial advisors and have not been audited or reviewed by independent accountants. The projections will not be updated on an ongoing basis. At the time they were prepared in 2003, the projections reflected numerous assumptions concerning reorganized Armstrong’s anticipated future performance and with respect to prevailing and anticipated market and economic conditions, which were and remain beyond our control and which may not materialize. Projections are inherently subject to significant and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections may be wrong in a material respect. Actual results may vary significantly from those contemplated by the projections.

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

In order for the POR to be confirmed, the U.S. District Court must also issue findings of fact and conclusions of law in support of confirmation of the POR, enter or affirm an order confirming the POR and issue the “524(g) injunction” which is part of the POR.

Recent Developments and Next Steps in the Chapter 11 Process

Following procedural delays concerning the status of the prior U.S. District Court judge on AWI’s Chapter 11 Case, the AWI case was assigned to U.S. District Court Judge Eduardo C. Robreno in June 2004. A hearing was held before Judge Robreno on December 15, 2004 to consider the objections to confirmation of the POR. On February 23, 2005, Judge Robreno ruled that the POR could not be confirmed. In the court’s decision (which is available at www.armstrongplan.com), the Judge found that, because the class of

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

unsecured creditors voted to reject the POR, the distribution of warrants to existing equity holders under the POR violated the absolute priority rule.

AWI filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit on March 4, 2005. On March 18, 2005, AWI filed a motion to expedite the appeal to the U.S. Court of Appeals. AWI is also reviewing other options to resolve its Chapter 11 Case. AWI is unable to predict whether the POR will be confirmed or when AWI would emerge from Chapter 11.

Asbestos Personal Injury Trust

A principal feature of the POR is the creation of a trust (the “Asbestos PI Trust”), pursuant to section 524(g) of the Bankruptcy Code, for the purpose of addressing AWI’s personal injury (including wrongful death) asbestos-related liability. All present and future asbestos-related personal injury claims against AWI, including contribution claims of co-defendants, arising directly or indirectly out of AWI’s pre-Filing use of or other activities involving asbestos will be channeled to the Asbestos PI Trust.

In accordance with the “524(g) injunction” to be issued if the POR goes into effect various entities would be protected from such present and future AWI asbestos-related personal injury claims. These entities include, among others, reorganized AWI, AHI, AWI’s subsidiaries and other affiliates (as defined in the POR), and their respective officers and directors. Upon emergence from Chapter 11, AWI would not have any responsibility for these claims (including claims against AWI based solely on its ownership of a subsidiary or other affiliate), nor would it participate in their resolution.

However, although AWI’s domestic and foreign subsidiaries and other affiliates would be protected parties, asbestos-related personal injury claims against them would be channeled to the Asbestos PI Trust only to the extent such claims directly or indirectly relate to the pre-Filing manufacturing, installation, distribution or other activities of AWI, or AWI’s ownership of the subsidiaries or affiliates (as distinguished from independent activities of the subsidiaries or affiliates). See Note 32 under “Asbestos-Related Litigation.”

In addition, workers’ compensation claims brought against AWI or its subsidiaries or other affiliates would not be channeled to the Asbestos PI Trust and would remain subject to the workers’ compensation process. Workers’ compensation law provides that the employer is responsible for evaluation, medical treatment and lost wages as a result of a job-related injury. Historically, workers’ compensation claims against AWI or its subsidiaries have not been significant in number or amount, and AWI has continued to honor its obligations with respect to such claims during the Chapter 11 Case. Currently, AWI has three pending workers’ compensation claims, and its UK subsidiary has five employer liability claims involving alleged asbestos exposure.

There also is uncertainty as to proceedings, if any, brought in certain foreign jurisdictions with respect to the effect of the 524(g) injunction in precluding the assertion in such jurisdictions of asbestos-related personal injury claims, proceedings related thereto or the enforcement of judgments rendered in such proceedings.

Management believes neither AWI nor its subsidiaries or other affiliates is subject to asbestos-related personal injury claims, that would not be channeled to the Asbestos PI Trust under the POR, which would be material in amount to reorganized Armstrong.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Consideration to Be Distributed under the POR (unaudited)

The Asbestos PI Trust and the holders of allowed unsecured claims would share in the following consideration to be distributed under the POR:

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

However, proceeds received under any private offering of debt securities and/or secured term loan borrowings made, as permitted by the POR, in connection with consummation of the POR, and certain other amounts authorized or directed by the Court, would be excluded from the determination of Available Cash.

•	Plan Notes of AWI as further described below or net cash proceeds from any private offerings of debt securities issued in lieu thereof, and

•	Substantially all of the new common stock of AWI.

The total amount of Plan Notes would be the greater of (i) $1.125 billion less Available Cash and (ii) $775 million. However, AWI would use reasonable efforts to issue one or more private offerings of debt securities on, or as soon as practicable after, the Effective Date. These offerings are expected to yield net proceeds at least equal to the amount of the Plan Notes prescribed by the Plan. If the private offerings are successful, the Plan Notes would not be issued. If the offerings yield proceeds less than the amount of the Plan Notes prescribed by the Plan, Plan Notes equal to the difference will be issued. If only the Plan Notes are issued, reorganized Armstrong expects to issue an aggregate amount of $775 million of Plan Notes. These Plan Notes would consist of (i) a tranche of notes with a seven-year maturity and a fixed interest rate, (ii) a tranche of notes with a ten-year maturity and a fixed interest rate and (iii) a tranche of floating rate notes with a maturity of not less than five years, but no more than ten years, structured in a manner similar to, and as liquid as, marketable bank debt which satisfy the requirements of the POR and are on terms and conditions that are satisfactory to AWI, the Asbestos Personal Injury Claimants’ Committee, and the Future Claimants’ Representative. To the extent Plan Notes of more than one type are issued, a pro rata share of each tranche would be issued to the Asbestos PI Trust and the holders of unsecured claims.

The POR provides that unsecured creditors, other than convenience creditors described below, would receive their pro rata share of:

•	34.43% of the new common stock of reorganized Armstrong,

•	34.43% of the first $1.05 billion of all the cash and Plan Notes to be distributed under the POR to unsecured creditors (other than convenience creditors) and the Asbestos PI Trust, in the form of:

•	Up to $300 million of Available Cash and

•	The balance in principal amount of Plan Notes or in net cash proceeds from any private offerings of debt securities made in lieu of issuing Plan Notes.

•	60% of the next $50 million of Available Cash but, if such Available Cash is less than $50 million, then 60% of the balance in Plan Notes or in net cash proceeds from any private offerings of debt securities made in lieu of issuing Plan Notes, and

•	34.43% of the remaining amount of any Available Cash and any Plan Notes up to the maximum amount of Plan Notes provided to be issued under the POR, or net cash proceeds from any private offerings of debt securities made in lieu of issuing such Plan Notes.

The remaining amount of new common stock of reorganized Armstrong, Available Cash and Plan Notes or net cash proceeds from any private offerings of debt securities made in lieu of issuing Plan Notes would be distributed to the Asbestos PI Trust.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Under the POR, unsecured creditors whose claims (other than claims on debt securities) are less than $10 thousand or who elect to reduce their claims to $10 thousand would be treated as “convenience creditors” and would receive payment of 75% of their allowed claim amount in cash (which payments would reduce the amount of Available Cash).

Under the POR, the existing equity interests in AWI (including all of its outstanding shares of common stock) would be cancelled. The POR provides for the distribution of warrants to purchase shares of reorganized Armstrong (the “Warrants”) to the holders of AWI’s existing common stock. The terms of the Warrants are provided in an exhibit to the POR. The Warrants:

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

Whether any value would be realized from the Warrants would depend on whether the market value of reorganized Armstrong’s new common stock reaches a value in excess of the exercise price of the Warrants during the period that they may be exercised.

AHI’s shareholders were not entitled to vote on the POR. However, AHI’s shareholders were sent the Disclosure Statement and POR. If the POR is implemented, the only value that would be available to AHI shareholders is their ratable share of the Warrants available upon the contemplated dissolution of AHI. See AHI’s Plan of Dissolution below. As discussed above, however, on February 23, 2005, the U.S. District Court entered an order denying confirmation of the POR. In the court’s decision (which is available at www.armstrongplan.com), the Judge found that, because the class of unsecured creditors voted to reject the POR, the distribution of warrants to existing equity holders under the POR violated the absolute priority rule.

Valuation of Consideration to be Distributed under the POR (unaudited)

Based upon many assumptions (see Disclosure Statement discussion above), to calculate the value of consideration to be distributed, AWI used $2.7 billion as the value of reorganized Armstrong. This is the mid-point of the range of estimated values of $2.4 billion and $3.0 billion that was estimated by AWI and its financial advisors during the third quarter of 2003. AWI’s estimated value of the consideration to be distributed under the POR to the Asbestos PI Trust, holders of allowed unsecured claims and AWI’s existing common stock, is:

•	New common stock at $30 a share, which is the approximate mid-point of the range of estimated values of $24.66 and $35.30 per share, assuming a distribution of 56.4 million shares of new common stock to holders of unsecured claims and the Asbestos PI Trust;

•	Plan Notes in the aggregate principal amount of $775 million, that are worth their face value;

•	Available Cash of approximately $350 million that AWI expects to have; and

•	Warrants with an estimated value of between $35 million and $40 million.

The total value of the consideration to be distributed to the Asbestos PI Trust, other than rights under asbestos non-product liability insurance policies, has been estimated to be approximately $1.8 billion, and the total value of consideration to be distributed to holders of allowed unsecured claims (other than convenience claims) has been estimated to be approximately $0.9 billion. Based upon the estimated value of the POR consideration, and upon AWI’s estimate that unsecured claims allowed by the Bankruptcy Court (other than convenience claims) would total approximately $1.65 billion, AWI estimated that holders of allowed unsecured claims (other than convenience claims) would receive a recovery having a value equal to approximately 59.5% of their allowed claims.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

AHI’s Plan of Dissolution, Winding Up and Distribution (“Plan of Dissolution”)

In connection with the implementation of the POR, the Warrants would be issued to AHI (or a wholly-owned subsidiary of AHI). The Board of Directors of AHI has determined that it is not practicable for AHI to continue in operation as an on-going business owning the Warrants, which would then be AHI’s only asset. Accordingly, the Board of Directors of AHI approved and recommended to AHI shareholders the Plan of Dissolution, whereby AHI would voluntarily dissolve and wind up its affairs in accordance with Pennsylvania law and, subject to completion of AHI’s winding up (including the satisfaction of any liabilities of AHI), distribute any remaining Warrants to the shareholders. At a special meeting of AHI shareholders on January 7, 2004, the Plan of Dissolution was approved. The POR provides that AWI would pay the costs and expenses incurred in connection with administering AHI’s Plan of Dissolution.

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

Bar Date for Filing Claims

The Bankruptcy Court established August 31, 2001 as the bar date for all claims against AWI except for asbestos-related personal injury claims and certain other specified claims. A bar date is the date by which claims against AWI must be filed if the claimants wish to participate in any distribution in the Chapter 11 Case. A bar date for asbestos-related personal injury claims (other than claims for contribution, indemnification, or subrogation) has been rendered unnecessary under the terms of the POR, which defers the filings of such claims until the Asbestos PI Trust is established to administer such claims.

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

Approximately 1,100 proofs of claim totaling approximately $1.3 billion are pending with the Bankruptcy Court that are associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI’s participation in the Center for Claims Resolution. As stated above, the bar date of August 31, 2001 did not apply to asbestos-related personal injury claims other than claims for contribution, indemnification, or subrogation. The POR contemplates that all AWI asbestos-related personal injury claims, including claims for contribution, indemnification, or subrogation, will be addressed in the future pursuant to the procedures relating to the Asbestos PI Trust developed in connection with the POR. See further discussion regarding AWI’s liability for asbestos-related matters in Note 32.

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

Financing

AWI has a $75.0 million debtor-in-possession credit facility that currently is limited to issuances of letters of credit. This facility was extended to December 8, 2005 with approval of the Bankruptcy Court, granted on November 15, 2004. As of December 31, 2004, AWI had approximately $40.6 million in letters of credit, which were issued pursuant to the DIP Facility. As of December 31, 2004, AWI had $308.7 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. AWI believes that cash on hand and generated from operations and dividends from its subsidiaries, together with subsidiary lines of credit and the DIP Facility, will be adequate to address its foreseeable liquidity needs. Obligations under the DIP Facility, including reimbursement of draws under the letters of credit, if any, constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact

AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate pre-Filing liabilities that are subject to compromise and report them separately on the balance sheet. See Note 4 for detail of the liabilities subject to compromise at December 31, 2004 and December 31, 2003. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s pre-Filing debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of AWI subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI’s estimated liability for asbestos-related personal injury claims is also recorded in liabilities subject to compromise. See Note 32 for further discussion of AWI’s asbestos liability.

Additional pre-Filing claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities during 2004, 2003 and 2002:

	2004	2003	2002
Professional fees	$11.5	$25.2	$27.8
Interest income, post-Filing	(4.8)	(3.4)	(3.5)
Reductions to pre-Filing liabilities	—	(12.9)	(1.1)
Other expense directly related to bankruptcy, net	0.2	0.5	0.3

Total Chapter 11 reorganization costs, net	$6.9	$9.4	$23.5

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

Conclusion

AWI is unable to predict whether the POR will be confirmed or when AWI would emerge from Chapter 11. Therefore, the timing and terms of a resolution of the Chapter 11 Case remain uncertain.

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

Use of Estimates. These financial statements are prepared in accordance with generally accepted accounting principles and include management estimates and judgments, where appropriate. Management utilizes estimates to record many items including asbestos-related liabilities and insurance assets, allowances for bad debts, inventory obsolescence and lower of cost or market charges, warranty, workers compensation, general liability and environmental claims. When preparing an estimate, management determines the amount based upon considering relevant information. Management may confer with outside parties, including outside counsel. Actual results may differ from these estimates.

Reclassifications. Certain amounts in the prior years’ consolidated financial statements and notes thereto have been reclassified to conform to the 2004 presentation. These reclassifications were made to the consolidated statements of earnings and primarily consisted of reclassifying 2003 and 2002 amounts from other non-operating income and other non-operating expense to selling, general and administrative (“SG&A”) expense and discontinued operations.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Revenue Recognition: We recognize revenue from the sale of products when persuasive evidence of an arrangement exists, title and risk of loss transfers to the customers, prices are fixed and determinable, and it is reasonably assured the related accounts receivable is collectable. Our sales terms primarily are FOB shipping point. We have some sales terms that are FOB destination. Our products are sold with normal and customary return provisions. Sales discounts are deducted immediately from the sales invoice. Provisions, which are recorded as a reduction of revenue, are made for the estimated cost of rebates and promotional programs. We defer recognizing revenue if special sales agreements, established at the time of sale, warrant this treatment.

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

Earnings (loss) per Common Share. Basic earnings (loss) per share are computed by dividing the earnings (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share reflect the potential dilution of securities that could share in the earnings (loss). The diluted earnings (loss) per share computations for all periods presented use the basic number of shares due to the loss from continuing operations.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and short-term investments that have maturities of three months or less when purchased.

Concentration of Credit. We principally sell products to customers in the building products industries, in various geographic regions. Net sales in excess of 10% of our consolidated net sales for 2004, 2003 and 2002 were:

Customer	2004	2003	2002
The Home Depot, Inc.	$393.4	$400.0	$380.3
Lowe’s Companies, Inc.	(1)	318.7	(1)

(1)	Net sales to Lowe’s Companies, Inc. were less than 10% of consolidated net sales.

Net sales to these customers were recorded in our Resilient Flooring, Wood Flooring and Building Products segments. No other customers accounted for 10% or more of our total consolidated net sales.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

There are no significant concentrations of credit risk other than with two home center customers who represent 22% of our trade receivables as of December 31, 2004 and 2003. We monitor the creditworthiness of our customers and generally do not require collateral.

Receivables. We sell the vast majority of our products to select, pre-approved customers using customary trade terms that allow for payment in the future. Customer trade receivables, customer notes receivable and miscellaneous receivables (which include supply related rebates and claims to be received, unpaid insurance claims from litigation and other), net of allowances for doubtful accounts, are reported in accounts and notes receivable, net. Notes receivable from divesting certain businesses in prior years are included in other current assets and other non-current assets based upon the payment terms. Insurance receivables for asbestos-related liabilities are primarily non-current, with the current portion reported in other current assets.

We establish credit worthiness prior to extending credit. We estimate the recoverability of current and non-current receivables each period. This estimate is based upon triggering events and new information in the period, which can include the review of any available financial statements and forecasts, as well as discussions with legal counsel and the management of the debtor company. Periodic changes to the allowances for doubtful accounts and/or impairment charges are made to reflect our estimate.

Inventories. Inventories are valued at the lower of cost or market. Inventories also include certain resilient flooring samples used in ongoing sales and marketing activities.

Property and Depreciation. Property, plant and equipment values are stated at acquisition cost less accumulated depreciation and amortization. Depreciation charges for financial reporting purposes are determined on a straight-line basis at rates calculated to provide for the retirement of assets at the end of their useful lives. Machinery and equipment includes manufacturing equipment (depreciated over 3 to 20 years), computer equipment (3 to 5 years) and office furniture and equipment (5 to 10 years). Within manufacturing equipment, assets that are subject to quick obsolescence or wear out quickly, such as tooling and engraving equipment, are depreciated over shorter periods (3 to 7 years). Heavy production equipment, such as conveyors and production presses, are depreciated over longer periods (15 to 20 years). Buildings are depreciated over 20 to 40 years, depending on factors such as type of construction and use.

In accordance with Financial Accounting Standards Board (“FSAB”) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“FAS 144”) effective January 1, 2002, impairment losses are recorded when indicators of impairment are present, such as operating losses and/or negative cash flows. For purposes of calculating any impairment, we estimate the fair value and compare it to the carrying value of the asset. If the fair value is less than the carrying value of the asset, we record an impairment equal to the difference between the fair value and carrying value of the asset. When assets are disposed of or retired, their costs and related depreciation are removed from the financial statements and any resulting gains or losses normally are reflected in SG&A expenses.

Costs of the construction of certain property include capitalized interest which is amortized over the estimated useful life of the related asset. There was no capitalized interest recorded in 2004, 2003 and 2002 due to the Chapter 11 Filing.

Goodwill and Other Intangibles. Effective January 1, 2002, we adopted FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Our annual impairment test is performed in the fourth quarter. FAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment. See Note 12 for disclosure on goodwill and other intangibles.

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

Foreign Currency Transactions. Assets and liabilities of our subsidiaries operating outside the United States, which account in a functional currency other than US dollars, are translated using the year end exchange rate. Revenues and expenses are translated at exchange rates effective during each month. Foreign currency translation gains or losses are included as a component of accumulated other comprehensive income (loss) within shareholders’ equity. Gains or losses on foreign currency transactions are recognized through the statement of earnings.

Financial Instruments and Derivatives. From time to time, we use derivatives and other financial instruments to diversify or offset the effect of currency, interest rate and commodity price variability. See Note 20 for further discussion.

Stock-based Employee Compensation. At December 31, 2004, we had three stock-based employee compensation plans, which are described more fully in Note 25. No equity compensation has been granted since AWI filed for Chapter 11 in December 2000, other than commitments entered into prior to the Chapter 11 filing. However, some previously granted restricted stock and options vested after that date. All outstanding options are vested as of December 31, 2004. We account for these plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-based Compensation,” (“FAS 123”) to stock-based employee compensation.

	2004	2003	2002
Net (loss), as reported	$(80.8)	$(39.3)	$(2,142.8)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	0.1	0.6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(0.2)	(1.1)

Pro forma net (loss)	$(80.8)	$(39.4)	$(2,143.3)

Net (loss) per share:
Basic and diluted – as reported	$(2.00)	$(0.97)	$(52.91)
Basic and diluted – pro forma	$(2.00)	$(0.97)	$(52.92)

Fiscal Periods. Prior to 2003, the fiscal years of the Wood Flooring and Cabinets segments ended on the Saturday closest to December 31, which was December 28, 2002. No events had occurred between these dates and December 31 materially affecting our financial position or results of operations. During 2003, the Wood Flooring and Cabinets segments transitioned to a calendar quarter and year end. The effect of this transition on our comparative financial information was immaterial.

New Accounting Standards

In December 2003, the FASB issued Statement of Financial Accounting Standards (FAS) No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“FAS 132R). This standard amends the disclosure requirements of FAS 132 to require additional disclosures about assets, obligations, cash flow and net periodic benefit cost. The revised standard was effective for fiscal years ending after December 15, 2003 for U.S. plans and for fiscal years ending after June 15, 2004 for foreign plans. The related disclosures have been included in Note 18.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

In December 2004, the FASB issued FASB Staff Position (“FSP”) FAS No. 109-1 “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. This FSP, which became effective upon issuance, provides that the tax deduction for income with respect to qualified domestic production activities, as part of the American Jobs Creation Act of 2004 that was enacted on October 22, 2004, will be treated as a special deduction as described in FAS No. 109. As a result, this deduction has no effect on our deferred tax assets and liabilities existing at the date of enactment. Instead, the impact of this deduction, which is effective January 1, 2005, will be reported in the period in which the deduction is claimed on our income tax returns.

In December 2004, the FASB issued FSP FAS No. 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. This FSP, which became effective upon issuance, allows an enterprise additional time beyond the financial reporting period of enactment of the American Jobs Creation Act of 2004 to evaluate the effect of this act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS No. 109. See Note 16, Income Taxes, for more information on the impact of adopting this FSP.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 3. NATURE OF OPERATIONS

Reportable Segments

Resilient Flooring — produces a broad range of floor coverings for homes and commercial and institutional buildings. Resilient Flooring products include vinyl sheet, vinyl tile, linoleum flooring and luxury vinyl tile. In addition, our Resilient Flooring segment sources and sells laminate flooring products, ceramic tile products, adhesives, installation and maintenance materials and accessories. Resilient Flooring products are offered in a wide variety of types, designs and colors. Many products offer reduced maintenance (no-wax). We sell these products to wholesalers, large home centers, retailers, contractors and to the manufactured homes industry.

Wood Flooring — produces and sources wood flooring products for use in new residential construction and renovation, with some commercial applications in stores, restaurants and high-end offices. The product offering includes solid wood (pre-finished or unfinished), engineered wood floors in various wood species (with oak being the primary species of choice) and related accessories. Virtually all of our Wood Flooring’s sales are in North America. Our Wood Flooring products are generally sold to independent wholesale flooring distributors and large home centers under the brand names Bruce®, Hartco® and Robbins®.

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

Building Products — produces suspended mineral fiber, soft fiber and metal ceiling systems for use in commercial, institutional and residential settings. In addition, our Building Products segment sources and sells wood ceiling systems. The products are available in numerous colors, performance characteristics and designs, and offer attributes such as acoustical control, rated fire protection and aesthetic appeal. Commercial ceiling materials and accessories are sold to ceiling systems contractors and to resale distributors. Residential ceiling products are sold through wholesalers and retailers (including large home centers), primarily in North America. Suspension system (grid) products manufactured by WAVE are sold by both Armstrong and our WAVE joint venture.

Cabinets — produces kitchen and bathroom cabinetry and related products, which are used primarily in the U.S. residential new construction and renovation markets. Through our system of company-owned and independent distribution centers and through direct sales to builders, our Cabinets segment provides design, fabrication and installation services to single and multi-family homebuilders, remodelers and consumers under the brand names Armstrong™ and Bruce®.

Unallocated Corporate — includes assets and expenses that have not been allocated to the business units. Unallocated Corporate assets are primarily deferred tax assets, cash and the U.S. prepaid pension cost. The most significant of the Unallocated Corporate expenses relates to asbestos charges as described in Note 32. Other expenses included in Unallocated Corporate are corporate departments’ expenses that have not been allocated to other reportable segments, and the U.S. pension credit. Unallocated Corporate also includes assets and equity earnings related to a corporate equity investment in Interface Solutions, Inc. Expenses for our corporate departments (including computer services, human resources, legal, finance and other) are allocated to the reportable segments when the departments provide specific work to the reportable segment and the expense allocation can be based on known metrics, such as time reporting, headcount or square-footage. The remaining expenses, which cannot be attributable to the reportable segments without a high degree of generalization, are reported in Unallocated Corporate.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

For the year ended 2004	Resilient Flooring	Wood Flooring	Textiles & Sports Flooring	Building Products	Cabinets	Unallocated Corporate	Total
Net sales to external customers	$1,215.1	$832.1	$265.4	$971.7	$213.0	—	$3,497.3
Equity (earnings) from joint venture	—	—	—	(31.6)	—	—	(31.6)
Segment operating income (loss)(1)	(150.2)	51.4	(7.1)	127.0	1.4	$(66.3)	(43.8)
Restructuring and reorganization charges, net of reversals	4.5	1.6	0.4	10.9	0.4	0.5	18.3
Segment assets	737.9	663.6	218.1	596.3	102.2	2,291.3	4,609.4
Depreciation and amortization	62.6	18.1	5.6	35.2	3.8	25.7	151.0
Fixed asset impairment loss	63.1	0.8	—	0.4	0.4	—	64.7
Goodwill impairment	108.4	—	—	—	—	—	108.4
Investment in affiliates	0.6	—	—	51.0	—	20.9	72.5
Capital additions	33.8	33.7	3.9	44.5	1.4	16.7	134.0

For the year ended 2003	Resilient Flooring	Wood Flooring	Textiles & Sports Flooring	Building Products	Cabinets	Unallocated Corporate	Total
Net sales to external customers	$1,181.5	$738.6	$271.9	$862.2	$204.8	—	$3,259.0
Equity (earnings) from joint venture	—	—	—	(20.8)	—	—	(20.8)
Segment operating income (loss) (1)	56.2	(4.0)	(11.0)	95.2	(11.1)	$(144.6)	(19.3)
Restructuring and reorganization charges, net of reversals	1.2	0.8	7.4	—	—	(0.8)	8.6
Segment assets	915.3	576.6	207.1	551.5	102.3	2,295.0	4,647.8
Depreciation and amortization	60.6	39.4	5.2	30.2	1.6	26.1	163.1
Fixed asset impairment loss	1.1	3.4	—	3.8	1.6	0.6	10.5
Investment in affiliates	0.6	—	—	29.5	—	18.8	48.9
Capital additions	26.5	17.3	3.4	22.3	1.6	7.0	78.1

For the year ended 2002	Resilient Flooring	Wood Flooring	Textiles & Sports Flooring	Building Products	Cabinets	Unallocated Corporate	Total
Net sales to external customers	$1,152.3	$719.3	$247.2	$826.6	$226.9	—	$3,172.3
Equity (earnings) from joint venture	—	—	—	(19.7)	—	—	(19.7)
Segment operating income (loss) (1)	64.6	53.0	(4.7)	96.5	(3.9)	$(2,550.7)	(2,345.2)
Restructuring and reorganization charges, net of reversals	2.2	—	(0.3)	—	—	—	1.9
Segment assets	890.7	619.7	203.4	544.6	116.6	2,129.8	4,504.8
Depreciation and amortization	54.7	16.8	5.6	32.2	2.2	25.2	136.7
Investment in affiliates	0.9	—	—	24.6	—	18.4	43.9
Capital additions	39.0	22.9	4.1	28.5	6.0	24.6	125.1

(1)	Segment operating income is the measure of segment profit or loss reviewed by the chief operating decision maker. The sum of the segments’ operating income equals the total consolidated operating income as reported on our income statement. The following reconciles our total consolidated operating income to income before taxes, extraordinary items, discontinued operations, and the cumulative effect of changes in accounting principles. These items are only measured and managed on a consolidated basis:

	2004	2003	2002
Segment operating income (loss)	$(43.8)	$(19.3)	$(2,345.2)
Interest expense	8.4	9.0	11.3
Other non-operating expense	3.1	5.7	3.6
Other non-operating (income)	(6.4)	(5.0)	(7.5)
Chapter 11 reorganization costs, net	6.9	9.4	23.5

(Loss) before taxes, extraordinary items, discontinued operations, and the cumulative effect of changes in accounting principles	$(55.8)	$(38.4)	$(2,376.1)

Accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

The sales in the table below are allocated to geographic areas based upon the location of the customer.

Geographic Areas

Net trade sales	2004	2003	2002
Americas:
United States	$2,338.9	$2,210.9	$2,197.0
Canada	177.6	162.2	152.6
Other Americas	31.8	24.8	26.4

Total Americas	$2,548.3	$2,397.9	$2,376.0

Europe:
Germany	$181.2	$178.2	$172.6
England	148.0	125.5	129.8
Other Europe	478.1	439.3	387.9

Total Europe	$807.3	$743.0	$690.3

Total Pacific area	$141.7	$118.1	$106.0

Total net trade sales	$3,497.3	$3,259.0	$3,172.3

Long-lived assets (property, plant and equipment), net at December 31	2004	2003
Americas:
United States	$823.6	$848.5
Canada	14.8	15.0

Total Americas	$838.4	$863.5

Europe:
Germany	$191.3	$224.0
Other Europe	150.8	150.8

Total Europe	$342.1	$374.8

Total Pacific area	$28.3	$29.0

Total long-lived assets, net	$1,208.8	$1,267.3

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

Liabilities subject to compromise at December 31, 2004 and December 31, 2003 are as follows:

	2004	2003
Debt (at face value)	$1,388.6	$1,388.6
Asbestos-related liability	3,190.6	3,190.6
Prepetition trade payables	58.9	58.9
Prepetition other payables and accrued interest	70.4	62.7
ESOP loan guarantee	157.7	157.7

Total liabilities subject to compromise	$4,866.2	$4,858.5

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

See Note 17 for detail of debt subject to compromise.

NOTE 5. ACQUISITIONS

On May 18, 2000, we acquired privately-held Switzerland-based Gema Holding AG (“Gema”), a manufacturer and installer of metal ceilings, for $6 million plus certain contingent consideration not to exceed $25.5 million, based on results over the three year period ending December 31, 2002. In accordance with the purchase agreement, contingent consideration of $3.0 million was paid to the former owners, with the final payment being made in the third quarter of 2004.

The Gema acquisition was recorded under the purchase method of accounting. The purchase price was allocated to the assets acquired and the liabilities assumed based on the estimated fair market value at the date of acquisition. The fair market value of tangible and identifiable intangible net assets acquired exceeded the purchase price by $24.2 million and this amount was recorded as a reduction of the fair value of property, plant and equipment. Contingent consideration of $3.0 million was accounted for as additional purchase price.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 6. DISCONTINUED OPERATIONS

On May 31, 2000, Armstrong completed its sale of all entities, assets and certain liabilities comprising its Insulation Products segment. During 2003 and 2002, AHI recorded net losses of $2.4 million and $0.7 million respectively, for the impairment of some note receivables and the settlement of certain tax contingencies related to this divestiture.

On December 29, 1995, Armstrong sold a furniture subsidiary, Thomasville Furniture Industries. During 2004 and 2003, AHI recorded net losses of $0.4 million and $0.1 million, respectively, for the environmental and tax indemnification related to this divestiture.

In accordance with FAS 144, these adjustments were classified as discontinued operations since the original divestitures were reported as discontinued operations.

NOTE 7. OTHER DIVESTITURES

In July 2000, we sold our Installation Products Group to subsidiaries of the German company Ardex GmbH. During February 2003, we reached a settlement with Ardex on several open issues related to the sale and the ongoing supply agreement between Ardex and Armstrong. The settlement allowed for the payment of a pre-petition liability to Ardex with a discount, adjusted the pricing for our adhesives purchases, eliminated a minimum purchase requirement and resolved environmental remediation disputes. Under the settlement, Ardex filed a proof of claim related to environmental remediation in AWI’s Chapter 11 Case, which has been treated as an allowed unsecured claim. This claim resulted in a fourth quarter 2002 charge of $5.3 million, which was recorded in SG&A expense.

NOTE 8. ACCOUNTS AND NOTES RECEIVABLE

	2004	2003
Customer receivables	$372.0	$358.4
Customer notes	7.9	6.2
Miscellaneous receivables	14.7	17.0
Less allowance for discounts and losses	(58.5)	(66.2)

Net accounts and notes receivable	$336.1	$315.4

Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

NOTE 9. INVENTORIES

Following are the components of our inventories:

	2004	2003
Finished goods	$362.9	$330.7
Goods in process	49.3	40.6
Raw materials and supplies	206.9	165.3
Less LIFO and other reserves	(89.9)	(82.2)

Total inventories, net	$529.2	$454.4

Approximately 40% of our total inventory in 2004 and 2003 was valued on a LIFO (last-in, first-out) basis. Inventory values were lower than would have been reported on a total FIFO (first-in, first-out) basis by $74.1 million at the end of 2004 and $62.0 million at year-end 2003.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

The distinction between the use of different methods of inventory valuation is primarily based on geographical locations and/or legal entities rather than types of inventory. The following table summarizes the amount of inventory that is not accounted for under the LIFO method.

	2004	2003
International locations	$173.0	$162.0
U.S. Wood Flooring and Cabinets	119.4	100.9
U.S. sourced products	21.0	21.9

Total	$313.4	$284.8

Our international locations all use the FIFO method of inventory valuation primarily because either the LIFO method is not permitted for local tax and/or statutory reporting purposes, or the entities were part of various acquisitions that had adopted the FIFO method prior to our acquisition. In these situations, a conversion to LIFO would be highly complex and involve excessive cost and effort to achieve under local tax and/or statutory reporting requirements.

Several of the Wood Flooring and Cabinets entities were acquired by Triangle Pacific Corporation (“TPC”) prior to our acquisition of TPC in 1998. TPC had elected to retain the historical inventory valuation policies of the acquired companies and, on the basis of consistency and due to the excessive cost involved, we elected not to amend these policies.

The sourced products represent certain finished goods sourced from third party manufacturers of unique type, primarily from foreign suppliers.

NOTE 10. PROPERTY, PLANT AND EQUIPMENT

	2004	2003
Land	$77.0	$105.4
Buildings	657.4	659.7
Machinery and equipment	1,937.3	1,893.7
Construction in progress	77.8	43.3
Less accumulated depreciation and amortization	(1,540.7)	(1,434.8)

Net property, plant and equipment	$1,208.8	$1,267.3

In the fourth quarter of 2004, we recorded a $44.8 million fixed asset impairment charge in Resilient Flooring for our European resilient flooring business. This impairment charge reduced land by approximately $29 million and buildings by approximately $16 million and was reported in cost of goods sold. The fixed asset impairment charge was triggered by actual operating losses and negative cash flows incurred in the European resilient flooring business. The expectation is that the operating losses and negative cash flows will continue in the near future. The fixed asset fair values were determined by an independent appraisal firm.

NOTE 11. EQUITY INVESTMENTS

Investments in affiliates were $72.5 million at December 31, 2004, an increase of $23.6 million, primarily reflecting the equity earnings of our 50% interest in our WAVE joint venture and our remaining 35% interest in Interface Solutions, Inc. (“ISI”).

Affiliate	Income Statement Classification	2004	2003	2002
WAVE	Equity earnings from joint venture	$31.6	$20.8	$19.7
ISI	Other non-operating income	1.9	0.3	2.1
Other	Other non-operating expense	—	(0.4)	(0.1)

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Condensed financial data for WAVE, our joint venture accounted for under the equity method of accounting is summarized below:

	2004	2003
Current assets	$145.1	$93.1
Non-current assets	33.8	32.3
Current liabilities	71.4	64.1
Other non-current liabilities	5.1	4.0

	2004	2003	2002
Net sales	$278.6	$213.8	$201.4
Gross profit	86.3	61.7	59.2
Net earnings	63.2	41.7	39.2

See discussion in Note 31 for additional information on these related parties.

NOTE 12. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of January 1, 2004, we had goodwill of approximately $244 million. FAS 142 requires that goodwill be tested for impairment at least annually. We perform our annual assessment in the fourth quarter.

During the second quarter of 2004, we concluded that an indication of impairment existed for our European resilient flooring goodwill, which was based on an assessment of financial projections incorporated in our annual strategic plan process. Continuing price declines and volume shortfalls related to our European resilient flooring products are causing significant operating losses, and we revised our projections accordingly. We calculated a preliminary estimate of the European resilient flooring reporting unit’s fair value using discounted cash flows. Based on this preliminary fair value calculation, we recorded a non-cash goodwill impairment loss of $60.0 million in the second quarter of 2004. In the fourth quarter of 2004, we completed our annual assessment of goodwill as required by FAS 142 and determined that based upon a revised strategic plan, our European resilient flooring goodwill was fully impaired. Therefore, we recorded a $48.4 million impairment charge. The goodwill impairment charges arose from the European resilient flooring reporting unit’s fair value being lower than its carrying value. The fair value was negatively affected by lower operating profits and expected future cash flows determined in recent forecasting analyses. We calculated the reporting unit’s fair value using discounted cash flows. No other goodwill impairment was identified in our annual assessment.

The following table represents the changes in goodwill during 2004.

Goodwill by segment	January 1, 2004	Adjustments, net(1)	Impairments	December 31, 2004
Resilient Flooring	$107.1	$1.3	$(108.4)	—
Wood Flooring	110.4	(2.2)	—	$108.2
Building Products	14.0	1.2	—	15.2
Cabinets	12.6	—	—	12.6

Total consolidated goodwill	$244.1	$0.3	$(108.4)	$136.0

(1)	Primarily consists of the effects of resolution of pre-acquisition tax contingencies and foreign exchange.

In the fourth quarter of 2003, we completed our annual assessment of goodwill as required by FAS 142 and determined there was no impairment.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

The following table represents the changes in goodwill during 2003.

Goodwill by segment	January 1, 2003	Adjustments, net(1)	Impairments	December 31, 2003
Resilient Flooring	$89.3	$17.8	$—	$107.1
Wood Flooring	113.8	(3.4)	—	110.4
Building Products	11.9	2.1	—	14.0
Cabinets	12.6	—	—	12.6

Total consolidated goodwill	$227.6	$16.5	$—	$244.1

(1)	Primarily consists of the effects of foreign exchange and resolution of pre-acquisition tax contingencies.

In the second quarter of 2002, we completed our initial assessment of goodwill under FAS 142 and recorded a $590.0 million non-cash transitional impairment charge related to the Wood Flooring segment. The impairment charge is presented in the income statement as a cumulative effect of a change in accounting principle as of January 1, 2002. The impairment charge arose from the Wood Flooring segment’s fair value being lower than our carrying value. The Wood Flooring segment’s fair value was determined using a combination of discounted cash flows, values implicit in precedent business combinations of similar companies in the building products industry and stock market multiples of publicly-traded flooring companies. The fair value was negatively affected by lower operating profits and cash flows than were assumed at the time of the acquisition in 1998. The shortfalls were caused by a combination of lower sales plus higher manufacturing costs. Under previous accounting rules, no goodwill impairment would have been recorded at January 1, 2002.

Intangible Assets

The following table details amounts related to our intangible assets as of December 31, 2004 and 2003.

	December 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Computer software	$109.8	$66.4	$104.1	$57.7
Land use rights and other	4.4	1.0	4.4	0.9

Total	$114.2	$67.4	$108.5	$58.6

Non-amortizing intangible assets
Trademarks and brand names	29.2		29.1

Total intangible assets	$143.4		$137.6

Aggregate Amortization Expense
For the year ended December 31	$15.4		$15.5

Amortization charges for computer software are determined on a straight-line basis at rates calculated to provide for the retirement of assets at the end of their useful lives, generally 3 to 7 years.

The annual amortization expense expected for the years 2005 through 2009 is as follows:

2005	$15.1
2006	11.8
2007	6.2
2008	$5.0
2009	2.8

In connection with our adoption of FAS 142 in 2002, it was determined that the fair value of one of Wood Flooring’s trademarks was lower than its carrying value. The fair value of the trademark was estimated using a discounted cash flow methodology. Accordingly, a non-cash transitional impairment charge of $6.0 million ($3.8 million, net of tax) was calculated and is presented in the income statement as a cumulative effect of a change in accounting principle as of January 1, 2002.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 13. OTHER NON-CURRENT ASSETS

	2004	2003
Cash surrender value of company owned life insurance policies	$66.8	$62.1
Long term notes receivable	31.8	27.9
Other	24.0	21.2

Total other non-current assets	$122.6	$111.2

NOTE 14. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	2004	2003
Payables, trade and other	$259.8	$221.9
Employment costs	65.7	41.8
Restructuring severance expenses	18.0	3.4
Other	103.9	87.1

Total accounts payable and accrued expenses	$447.4	$354.2

Certain other accounts payable and accrued expenses have been categorized as liabilities subject to compromise (see Note 4).

NOTE 15. RESTRUCTURING AND REORGANIZATION CHARGES

2004 Restructuring Activities

Net restructuring charges of $18.3 million were recorded in 2004. The following table summarizes these charges:

Action Title	Net Charge/ (Reversal)	(unaudited) Number of Employees Impacted	Segment
Hoogezand	$10.9	130	Building Products
North America SG&A	5.3	250	Resilient Flooring, Wood Flooring, Corporate
Lancaster Plant	1.0	450	Resilient Flooring
Searcy	0.8	230	Wood Flooring
Oss	0.7	70	Textiles & Sports Flooring
Morristown	0.4	100	Cabinet Products
European consolidation	(0.8)		Resilient Flooring, Textiles & Sports Flooring

Total	$18.3

Hoogezand: The charge is related to the first quarter 2004 decision to close the manufacturing facility and is comprised of severance and related costs. Closure of the plant was completed in the first quarter of 2005. The production will be transferred to another Building Products location in Münster, Germany and will result in a net reduction of approximately 72 positions. We have incurred $10.9 million of restructuring charges to-date and expect to incur an additional $7.7 million, which will be in 2005. Additionally, we recorded $1.4 million of accelerated depreciation and $1.1 million of other related costs in cost of goods sold.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

North America SG&A: The charge of $5.3 million ($4.0 million in Resilient Flooring, $0.8 million in Wood Flooring, and $0.5 million in Corporate) was recorded related to severance and related costs due to a restructuring of the sales force and management structure in North America in response to changing market conditions. This initiative was announced in the fourth quarter of 2004 and is expected to be completed by the second quarter of 2005. We have incurred $5.3 million of restructuring charges to-date and do not expect to incur any additional charges.

Lancaster Plant: The charge related to the fourth quarter 2004 decision to end commercial flooring production at Lancaster in 2006. Commercial flooring production requirements will be serviced by other facilities around the world. Of the $1.0 million charge, $0.6 million is a non-cash charge related to termination benefits to be paid through the U.S. pension plan. We expect to incur an additional $38 million of restructuring charges for severance between 2005 and 2008, with the majority of charges incurred in 2005. Additionally, we recorded $17.7 million of fixed asset impairments and $10.3 million of accelerated depreciation, both in cost of goods sold. We have incurred $1.0 million of severance related restructuring charges to-date.

Searcy: The charge is related to the fourth quarter 2004 decision to close a solid hardwood flooring location in Arkansas in the first quarter of 2005 and is comprised of estimated severance benefits and related costs. We will continue to manufacture solid wood flooring at other plants across the United States. We have incurred $0.8 million of restructuring charges to-date and expect to incur an additional $0.2 million, which will be in 2005.

Oss: The charge was recorded to reflect shutdown costs related to a plant closure in The Netherlands. The related severance charges were recorded during the third quarter of 2003 when the plant closure was announced. We will continue to manufacture carpet at other plants across Europe. We have incurred $4.7 million of restructuring charges to-date and expect to incur an additional $0.2 million, which will be in 2005.

Morristown: The charge related to the fourth quarter 2004 decision to close a plant in Tennessee in the first quarter of 2005. Manufacturing will be consolidated at two existing plants in the United States. We have incurred $0.4 million of severance related restructuring charges to-date and expect to incur an additional $0.4 million, which will be in 2005. Additionally, we recorded $1.5 million of accelerated depreciation and $0.4 million of fixed asset impairments, both in cost of goods sold.

European consolidation: The net reversals comprised certain severance accruals that were no longer necessary in the remaining accruals from the 2003 and 2002 charges in the Textiles and Sports Flooring ($0.3 million) and Resilient Flooring ($0.5 million) segments.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

2003 Restructuring Activities

Net restructuring charges of $8.6 million were recorded in 2003. These charges are summarized in the following table:

Action Title	Net Charge/ (Reversal)	Number of Employees Impacted	Segment
European consolidation	$4.4	60	Resilient Flooring, Textiles & Sports Flooring
Oss	4.0	70	Textiles & Sports Flooring
Port Gibson	0.5	150	Wood Flooring
Warren	0.3	120	Wood Flooring
Baroda	0.2	70	Resilient Flooring
U.K. lease	(0.8)		Corporate

Total	$8.6

European consolidation: The charge related to severance and retirement benefits for employees in the Textiles and Sports Flooring ($3.4 million) and Resilient Flooring ($1.0 million) segments, as part of the restructuring plan to consolidate certain functions in the European flooring business. This consolidation was completed in 2004.

Oss: The charge related primarily to severance benefits for employees at a plant in The Netherlands, which was closed by the end of 2004. The closure was part of the 2002 restructuring plan to consolidate certain functions in the European flooring business. Of the $4.0 million, $0.3 million represented a non-cash charge for retirement benefits, which was accounted for as a reduction of the prepaid pension asset. Additionally, we recorded $0.3 million of accelerated depreciation in cost of goods sold.

Port Gibson: The charge was for severance benefits related to a manufacturing location in Mississippi, which was closed effective September 2003 due to excess production capacity. The production was transferred to another Wood Flooring location. Additionally, we recorded $15.1 million of accelerated depreciation and $0.8 million of fixed asset impairments, both in cost of goods sold.

Warren: The charge related to the closing of a manufacturing location in Arkansas. This location was closed in the fourth quarter of 2003. Additionally, we recorded $6.7 million of accelerated depreciation in cost of goods sold.

Baroda: The charge related to the closing of a plant in India. This plant was closed in the fourth quarter of 2003. Additionally, we recorded $0.1 million of accelerated depreciation in cost of goods sold.

U.K. lease: A portion of the remaining reserve related to a noncancelable operating lease in the U.K. was reversed as a result of reaching agreement with outside parties on future rent increases and disputed rent payments by a sublessee. This lease extends through 2017.

In 2002, we recorded restructuring charges, net, of $1.9 million, primarily related to $2.2 million of European resilient flooring and reversals of some TSF accruals that were no longer necessary.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

The following table summarizes activity in the reorganization and restructuring accruals for 2004 and 2003. The net amount of charges and reversals in the table does not agree to the income statement due to non-cash charges for enhanced retirement benefits that did not affect the restructuring accrual accounts.

	Beginning Balance	Cash Payments	Charges	Reversals	Other	Ending Balance
2004	$10.0	$(4.1)	$18.6	$(0.9)	$1.2	$24.8
2003	9.1	(8.7)	10.1	(1.8)	1.3	10.0

The amount in “other” for 2004 and 2003 is primarily related to foreign currency translation.

Of the 2004 and 2003 ending balances, $1.3 million is reported in liabilities subject to compromise.

Substantially all of the remaining balance of the restructuring accrual as of December 31, 2004 relates to severance for terminated employees with extended payouts, the majority of which will be paid in 2005 and 2006, and a noncancelable operating lease, which extends through 2017.

NOTE 16. INCOME TAXES

The tax effects of principal temporary differences between the carrying amounts of assets and liabilities and their tax bases are summarized in the table below. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize deferred tax assets, except for certain state and foreign net operating loss carryforwards and other basis adjustments for which we have provided a valuation allowance of $265.5 million. We have $1,387.8 million of state net operating loss carryforwards with expirations between 2005 and 2024, and $298.7 million of foreign net operating loss carryforwards, which will be carried forward indefinitely. The decrease in the deferred tax asset related to state net operating losses was primarily due to the expiration of state net operating loss carryforwards and management’s detailed analysis of state net operating losses available. The valuation allowance increased by $43.1 million in 2004 primarily due to management’s detailed analysis of state deferred tax assets and liabilities and the addition of new foreign net operating losses generated by current year operations offset by the expiration of state net operating loss carryforwards.

Deferred income tax assets (liabilities)	2004	2003
Postretirement and postemployment benefits	$116.0	$91.0
Chapter 11 reorganization costs and restructuring costs	21.5	16.4
Asbestos-related liabilities	1,352.7	1,153.9
Foreign tax credit carryforward	—	2.3
Net operating losses	139.0	211.2
Other	193.8	135.4

Total deferred tax assets	1,823.0	1,610.2
Valuation allowance	(265.5)	(222.4)

Net deferred tax assets	1,557.5	1,387.8

Accumulated depreciation	(199.1)	(200.6)
Pension credit	(182.6)	(144.1)
Insurance for asbestos-related liabilities	(38.3)	(33.2)
Tax on unremitted earnings	(28.8)	(27.0)
Other	(171.8)	(73.7)

Total deferred income tax liabilities	(620.6)	(478.6)

Net deferred income tax assets	$936.9	$909.2

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Deferred income taxes have been classified in the Consolidated Balance Sheet as:
Deferred income tax asset – current	$15.6	$19.2
Deferred income tax asset – non-current	941.6	988.3
Deferred income tax liability – current	(1.1)	(3.3)
Deferred income tax liability – non-current	(19.2)	(95.0)

Net deferred income tax assets	$936.9	$909.2

Details of taxes	2004	2003	2002
Earnings (loss) from continuing operations before income taxes:
Domestic	$79.1	$(53.7)	$(2,398.0)
Foreign	(130.8)	20.0	21.9
Eliminations	(4.1)	(4.7)	—

Total	$(55.8)	$(38.4)	$(2,376.1)

Income tax provision (benefit):
Current:
Federal	$33.1	$25.2	$35.2
Foreign	14.5	20.8	10.6
State	(0.9)	3.9	1.4

Total current	46.7	49.9	47.2

Deferred:
Federal	(15.6)	(41.5)	(874.1)
Foreign	(6.2)	(9.3)	(1.6)
State	(0.3)	(0.7)	0.7

Total deferred	(22.1)	(51.5)	(875.0)

Total income taxes (benefit)	$24.6	$(1.6)	$(827.8)

At December 31, 2004, unremitted earnings of subsidiaries outside the U.S. were $342.6 million. We expect to repatriate $82.2 million of earnings for which $1.8 million of U.S. taxes were provided in 2004 and $27.0 million in 2000. No U.S. taxes have been provided on the remaining unremitted earnings as our intention is to invest these earnings permanently. If such earnings were to be remitted, approximately $30.3 million in net taxes would be payable in the U.S. in addition to $5.8 million of non-U.S. withholding taxes. On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We may elect to apply this provision to qualifying earnings repatriations in 2005. We have started an evaluation of the effects of the repatriation provision; however, we do not expect to be able to complete this evaluation until after Congress or the U.S. Treasury Department provides additional clarifying language on key elements of the provision. We expect to complete our evaluation of the effects of the repatriation provision following the publication of the additional clarifying language or by the end of 2005 since the AJCA requires that qualifying dividends need to be paid to the U.S. before the close of the 2005 tax year. The range of possible amounts that we are considering for repatriation under this provision is between zero and $250 million. The related potential range of income tax expense is between zero and $15 million.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

The 2004, 2003 and 2002 tax provisions reflect the reversal of certain federal, state and foreign tax accruals no longer required due to the completion of tax audits and expiration of statutes of limitation partially offset by certain nondeductible expenses.

Reconciliation to U.S. statutory tax rate	2004	2003	2002
Continuing operations tax (benefit) at statutory rate	$(19.5)	$(13.4)	$(831.6)
State income taxes, net of federal benefit	(2.8)	0.4	1.7
Foreign losses and change in valuation allowance	18.4	7.8	7.2
Tax on foreign and foreign-source income	(3.4)	(5.8)	(16.2)
Goodwill impairment	37.9	—	—
Bankruptcy reorganization expense	(5.1)	9.0	9.6
Permanent book/tax differences	(2.7)	0.4	1.5
Net tax on unremitted earnings	1.8	—	—

Tax expense (benefit) at effective rate	$24.6	$(1.6)	$(827.8)

Other taxes	2004	2003	2002
Payroll taxes	$81.5	$78.0	$76.1
Property, franchise and capital stock taxes	17.8	15.8	12.6

NOTE 17. DEBT

(See Note 4 regarding treatment of prepetition debt.)

	2004	Average year-end interest rate	2003	Average year-end interest rate
Borrowings under lines of credit	$450.0	7.18%	$450.0	7.18%
Commercial paper	50.0	6.75%	50.0	6.75%
Foreign banks	11.1	3.68%	3.9	3.62%
Bank loans due 2004-2015	24.7	6.04%	34.1	5.65%
9.00% medium-term notes due 2001	7.5	9.00%	7.5	9.00%
6.35% senior notes due 2003	200.0	6.35%	200.0	6.35%
6.50% senior notes due 2005	150.0	6.50%	150.0	6.50%
9.75% debentures due 2008	125.0	9.75%	125.0	9.75%
7.45% senior notes due 2029	200.0	7.45%	200.0	7.45%
7.45% senior quarterly interest bonds due 2038	180.0	7.45%	180.0	7.45%
Industrial development bonds	21.0	4.13%	21.0	3.85%
Capital lease obligations	2.7	7.63%	3.3	7.63%
Other	15.1	8.61%	15.3	8.56%

Subtotal	1,437.1	7.21%	1,440.1	7.20%
Less debt subject to compromise	1,388.6	7.29%	1,388.6	7.29%
Less current portion and short-term debt	19.3	4.74%	12.1	5.13%

Total long-term debt, less current portion	$29.2	4.80%	$39.4	4.72%

Approximately $35.7 million of the $48.5 million of total debt not subject to compromise outstanding as of December 31, 2004 was secured with buildings and other assets. Approximately $37.0 million of the $51.5 million of total debt not subject to compromise outstanding as of December 31, 2003 was secured with buildings and other assets.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Scheduled payments of long-term debt, excluding debt subject to compromise :

2005	$8.2
2006	6.5
2007	1.9
2008	$1.5
2009	1.3

Debt from the table above included in liabilities subject to compromise consisted of the following at December 31, 2004 and 2003.

	2004	2003
Borrowings under lines of credit	$450.0	$450.0
Commercial paper	50.0	50.0
9.00% medium-term notes due 2001	7.5	7.5
6.35% senior notes due 2003	200.0	200.0
6.50% senior notes due 2005	150.0	150.0
9.75% debentures due 2008	125.0	125.0
7.45% senior notes due 2029	200.0	200.0
7.45% senior quarterly interest bonds due 2038	180.0	180.0
Industrial development bonds	11.0	11.0
Other	15.1	15.1

Total debt subject to compromise	$1,388.6	$1,388.6

In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $86.9 million, $95.1 million and $99.9 million for 2004, 2003 and 2002, respectively. Unrecorded interest expense reflects the amount of interest expense we would have incurred under the original maturities of prepetition debt.

On November 15, 2004, the Bankruptcy Court announced it had approved AWI’s motion to extend the maturity date from December 8, 2004, to December 8, 2005, on its $75 million DIP Facility that is limited to issuances of letters of credit. Obligations under the DIP Facility to reimburse drawings under the letters of credit constitute a super-priority administrative expense claim in the Chapter 11 Case. As of December 31, 2004 and 2003, AWI had approximately $40.6 million and $22.8 million, respectively, in letters of credit that were issued under the DIP Facility.

In addition, certain foreign subsidiaries have approximately $38.5 million of unused short-term lines of credit available from banks. The credit lines are subject to immaterial annual commitment fees.

NOTE 18. PENSION AND OTHER BENEFIT PROGRAMS

We have defined benefit pension plans and postretirement medical and insurance benefit plans covering eligible employees worldwide. We also have defined-contribution pension plans for eligible employees. Benefits from defined benefit pension plans, which cover substantially all employees worldwide, are based primarily on an employee’s compensation and years of service. We fund our pension plans when appropriate. The U.S. defined benefit pension plans were closed to new salaried and salaried production employees on January 1, 2005. We fund postretirement benefits on a pay-as-you-go basis, with the retiree paying a portion of the cost for health care benefits by means of deductibles and contributions. We announced in 1989 and 1990 a 15-year phase-out of health care benefits for certain future retirees. These future retirees include parent company nonunion employees and some union employees.

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

Pursuant to guidance issued in the second quarter of 2004 by the FASB, we elected to begin recording the effect of the Act in the second quarter of 2004, retroactive to January 1, 2004. The Act affects both operating income and balance sheet liabilities over time. The total year benefit of $7.0 million was recorded in cost of goods sold ($3.9 million) and SG&A ($3.1 million). The reduction in the accumulated postretirement benefit obligation related to the Medicare benefit was $52.4 million, reflected in actuarial (gain)/loss in the table below.

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

We use a December 31 measurement date for our U.S. defined benefit plans.

	Pension Benefits		Retiree Health and Life Insurance Benefits
U.S. defined-benefit plans	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation as of January 1	$1,570.8	$1,423.4	$436.6	$458.2
Service cost	23.2	21.8	3.4	3.4
Interest cost	91.3	91.8	22.3	26.2
Plan participants’ contributions	—	—	5.7	4.6
Plan amendments	0.9	20.2	—	(60.0)
Effect of special termination benefits	0.6	—	—	—
Actuarial (gain)/loss	50.9	111.2	(37.0)	38.0
Benefits paid	(100.3)	(97.6)	(34.3)	(33.8)

Benefit obligation as of December 31	$1,637.4	$1,570.8	$396.7	$436.6

Change in plan assets:
Fair value of plan assets as of January 1	$1,882.9	$1,603.6	—	—
Actual return on plan assets – gain	224.5	373.7	—	—
Employer contribution	3.3	3.2	$28.6	$29.2
Plan participants’ contributions	—	—	5.7	4.6
Benefits paid	(100.3)	(97.6)	(34.3)	(33.8)

Fair value of plan assets as of December 31	$2,010.4	$1,882.9	$0.0	$0.0

Funded status of the plans	$373.0	$312.1	$(396.7)	$(436.6)
Unrecognized net actuarial (gain)/loss	(46.4)	(19.0)	193.2	240.3
Unrecognized prior service cost	117.7	134.2	(40.7)	(45.9)

Net asset/(liability) recognized	$444.3	$427.3	$(244.2)	$(242.2)

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

	Pension Benefits		Retiree Health and Life Insurance Benefits
U.S. defined-benefit plans	2004	2003	2004	2003
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.75%	6.00%	5.75%	6.00%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.00%	6.50%	6.00%	6.50%
Expected return on plan assets	8.00%	8.00%	n/a	n/a
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

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

Each asset class utilized by the RIP has a targeted asset allocation. The table below shows the asset allocation target and the December 31, 2004 and 2003 position for each asset class:

	Target Weight at December 31, 2004	Position at December 31,
Asset Class		2004	2003
Domestic equity	41%	40%	43%
International equity	22%	25%	25%
High yield bonds	5%	6%	6%
Long duration bonds	25%	24%	22%
Real estate	7%	1%	1%
Other fixed income	0%	4%	3%

Domestic equity included AHI common stock in the amount of $1.6 million (0.08% of total RIP assets) at December 31, 2003. No AHI common stock was held at December 31, 2004.

Basis of Rate-of-Return Assumption

Long-term asset class return assumptions are determined based on input from investment professionals and academic sources on the expected performance of the equity and bond markets over 10 to 20 years. The forecasts were averaged to come up with consensus passive return forecasts for each asset class. An incremental component was added for the expected return from active management based both on the RIP’s experience and on historical information obtained from the RIP’s investment consultants. These forecast gross returns were reduced by estimated management fees and expenses, yielding a long-term return forecast of 8.00% per annum.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Retiree Health and Life Insurance Benefits
	2004	2003	2004	2003
Prepaid pension costs	$465.1	$445.8
Pension benefit liabilities	(41.2)	(38.3)	$(244.2)	$(242.2)
Intangible asset	0.5	0.8	—	—
Other comprehensive income	19.9	19.0	—	—

Net asset/(liability) recognized	$444.3	$427.3	$(244.2)	$(242.2)

The accumulated benefit obligation for the U.S. defined benefit pension plans was $1,551.0 million and $1,464.1 million at December 31, 2004 and 2003, respectively.

	Pension Benefits
U.S. pension plans with benefit obligations in excess of assets	2004	2003
Projected benefit obligation, December 31	$46.1	$43.4
Accrued benefit obligation, December 31	41.2	38.3
Fair value of plan assets, December 31	—	—

The above table relates to the Retirement Benefit Equity Plan, which is a nonqualified, unfunded plan designed to provide pension benefits in excess of the limits defined under Sections 415 and 401(a)(17) of the Internal Revenue Code.

The components of pension credit are as follows:

	Pension Benefits
U.S. defined-benefit plans	2004	2003	2002
Service cost of benefits earned during the year	$23.2	$21.8	$17.2
Interest cost on projected benefit obligation	91.3	91.8	89.1
Expected return on plan assets	(147.7)	(144.5)	(154.4)
Amortization of transition asset	—	—	(2.1)
Amortization of prior service cost	17.4	17.9	17.6
Amortization of net actuarial loss/(gain)	1.5	1.4	(6.6)

Net periodic pension credit	$(14.3)	$(11.6)	$(39.2)

In addition, we recorded a separate charge in 2004 of $0.6 million within restructuring expense for special termination benefits related to the closure of certain operations at a manufacturing plant in Lancaster. See Note 15 for further information.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

The components of postretirement benefits cost are as follows:

	Retiree Health and Life Insurance Benefits
U.S. defined-benefit plans	2004	2003	2002
Service cost of benefits earned during the year	$3.4	$3.4	$5.6
Interest cost on accumulated postretirement benefit obligation	22.3	26.2	28.1
Amortization of prior service cost (benefit)	(5.1)	(5.1)	0.2
Amortization of net actuarial loss	9.7	12.3	11.2

Net periodic postretirement benefit cost	$30.3	$36.8	$45.1

For measurement purposes, an average rate of 9% annual increase in the per capita cost of covered health care benefits was assumed for 2005, decreasing 1% per year to an ultimate rate of 6%. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One percentage point
U.S. retiree health and life insurance benefit plans	Increase	Decrease
Effect on total of service and interest cost components	$1.5	$(1.3)
Effect on postretirement benefit obligation	22.8	(19.4)

We expect to contribute $3.3 million to our U.S. defined benefit pension plans and $28.0 million to our U.S. postretirement benefit plans in 2005.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years for our U.S. plans:

	Pension Benefits	Retiree Health and Life Insurance Benefits
2005	$98.0	$28.0
2006	96.7	26.6
2007	95.9	27.3
2008	95.9	27.7
2009	96.0	28.1
2010-2014	505.6	143.3

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

We use a December 31 measurement date for most of our non-U.S. defined benefit plans.

	Pension Benefits
Non-U.S. defined-benefit plans	2004	2003
Change in benefit obligation:
Benefit obligation as of January 1	$403.8	$340.1
Service cost	9.3	8.2
Interest cost	21.2	19.4
Plan participants’ contributions	3.6	2.8
Plan amendments	0.2	(5.7)
Effect of settlements and curtailments	—	(0.9)
Foreign currency translation adjustment	37.1	57.1
Actuarial loss	33.1	2.4
Benefits paid	(20.3)	(19.6)

Benefit obligation as of December 31	$488.0	$403.8

Change in plan assets:
Fair value of plan assets as of January 1	$200.4	$153.7
Actual return on plan assets gain	17.7	19.4
Employer contributions	28.3	19.4
Plan participants’ contributions	3.6	2.8
Foreign currency translation adjustment	18.5	24.7
Benefits paid	(20.3)	(19.6)

Fair value of plan assets as of December 31	$248.2	$200.4

Funded status of the plans	$(239.8)	$(203.4)
Unrecognized net actuarial loss	89.3	53.0
Unrecognized transition obligation	(0.3)	(0.1)
Unrecognized prior service benefit	(0.7)	(0.5)

Net liability recognized	$(151.5)	$(151.0)

The funded status of non-U.S. defined-benefit plans was determined using the following assumptions:

	Pension Benefits
Non-U.S. defined-benefit plans	2004	2003
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	4.80%	5.40%
Rate of compensation increase	3.20%	3.40%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.40%	5.50%
Expected return on plan assets	6.40%	6.40%
Rate of compensation increase	3.40%	3.40%

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Investment Policies

Each of the funded non-US pension plan’s primary investment objective is to earn sufficient long-term returns on investments both to increase the ratio of the assets to liabilities in order for the plans to meet their benefits obligations, and to minimize required cash contributions to the plans. This is to be achieved by (a) investing in publicly-traded equities, (b) limiting return volatility by diversifying investments among additional asset classes with differing expected rates of return and return correlations, and (c) utilizing long duration bonds to limit the volatility of the plans’ asset/liability ratios.

Each asset class utilized has a targeted asset allocation. The table below shows the asset allocation target and the December 31, 2004 and 2003 position for each asset class:

	Target Weight at December 31, 2004	Position at December 31,
Asset Class		2004	2003
Equities	49%	49%	50%
Long duration bonds	17%	17%	17%
Other fixed income	34%	34%	33%

Basis of Rate-of-Return Assumption

Long-term asset class return forecasts were obtained from investment professionals. The forecasts were averaged to come up with consensus passive return forecasts for each asset class. These forecast asset class returns were weighted by the plans’ target asset class weights, yielding a long-term return forecast of 6.4% per annum.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits
	2004	2003
Prepaid pension cost	$15.8	$9.3
Pension benefit liabilities	(217.7)	(178.1)
Intangible asset	3.4	3.5
Other comprehensive income	47.0	14.3

Net liability recognized	$(151.5)	$(151.0)

The accumulated benefit obligation for the non-U.S. defined benefit pension plans was $449.0 million and $363.2 million at December 31, 2004 and 2003, respectively.

Non-U.S. pension plans with benefit obligations in excess of assets	Pension Benefits
	2004	2003
Projected benefit obligation, December 31	$402.0	$335.0
Accrued benefit obligation, December 31	370.3	300.6
Fair value of plan assets, December 31	161.8	131.2

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

The components of pension cost are as follows:

Non-U.S. defined-benefit plans	2004	2003	2002
Service cost of benefits earned during the year	$9.3	$8.2	$8.1
Interest cost on projected benefit obligation	21.2	19.4	15.9
Expected return on plan assets	(14.8)	(12.8)	(11.2)
Amortization of transition obligation	0.2	0.3	0.1
Amortization of prior service cost	0.2	0.6	0.6
Amortization of net actuarial loss	0.5	0.5	0.2

Net periodic pension cost	$16.6	$16.2	$13.7

In addition, we recorded a separate charge in 2003 of $0.3 million within restructuring expense for a curtailment loss related to the closure of certain operations at a manufacturing plant in Oss, the Netherlands. See Note 15 for further information.

Costs for other non-U.S. defined contribution benefit plans and multiemployer pension plans were $11.0 million in 2004, $11.3 million in 2003, and $9.9 million in 2002.

We expect to contribute $22.7 million to our non-U.S. defined benefit pension plans in 2005.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years:

Pension Benefits
2005	$21.3
2006	22.3
2007	23.2
2008	25.5
2009	26.6
2010-2014	154.7

NOTE 19. FINANCIAL INSTRUMENTS

We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments as of December 31, 2004 and 2003 are as follows:

	2004		2003
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets/(Liabilities):
Debt subject to compromise	$(1,388.6)	$(982.8)	$(1,388.6)	$(752.2)
Long-term debt, including current portion	(37.4)	(37.4)	(47.6)	(47.6)
Foreign currency contract obligations	(13.9)	(13.9)	(1.0)	(1.0)
Natural gas contracts	5.3	5.3	3.5	3.5

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses, short-term debt and current installments of long-term debt approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt were based upon quotes from major financial institutions taking into consideration current rates offered to us for debt of the same remaining maturities. The fair value estimates of foreign currency contract obligations are estimated from national exchange quotes. The fair values of natural gas contracts are estimated by obtaining quotes from major financial institutions and energy companies.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

We utilize lines of credit and other commercial commitments in order to ensure that adequate funds are available to meet operating requirements. On December 31, 2004, our foreign subsidiaries had available lines of credit totaling $54.4 million, of which $15.9 million was used, leaving $38.5 million of unused lines of credit for borrowing on December 31, 2004.

On December 31, 2004, we had outstanding letters of credit totaling $73.6 million, of which $40.6 million was issued under the DIP Facility. The DIP Facility had $34.4 million that remained available for issuance of letters of credit as of December 31, 2004. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AHI’s failure to pay its obligations to the beneficiary. We also have several commercial letters of credit whereby vendors are paid directly via the letter of credit. Letters of credit are currently arranged through AWI’s DIP Facility with JP Morgan Chase. Certain letters of credit arranged with Wachovia Bank, N.A. prior to the Filing remain outstanding.

NOTE 20. DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices that could impact our results of operations and financial condition. We use swap, forward and option contracts to hedge currency and commodity exposures. We regularly monitor developments in the capital markets and only enter into currency and swap transactions with established counter-parties having investment grade ratings. Exposure to individual counterparties is controlled, and thus we consider the risk of counterparty default to be negligible. Swap, forward and option contracts are entered into for periods consistent with underlying exposure and do not constitute positions independent of those exposures. We use derivative financial instruments as risk management tools and not for speculative trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions and energy companies in order to manage our exposure to nonperformance on such instruments.

Interest Rate Risk - Due to AWI’s Chapter 11 Filing, all affected debt was classified as liabilities subject to compromise and there were no open interest rate derivatives as of December 31, 2004 and 2003.

Currency Rate Risk - We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. At December 31, 2004, our major foreign currency exposures are to the Euro, the Canadian dollar and the British pound.

We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows, resulting from the sale of product to foreign customers and purchases from foreign suppliers, will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. These transactions allow us to further reduce our overall exposure to exchange rate movements, since the gains and losses on these contracts offset losses and gains on the transactions being hedged. Gains and losses on these instruments are deferred in other comprehensive income until the underlying transaction is recognized in earnings. The net fair value of these instruments at December 31, 2004 was an asset of $3.3 million, all of which is expected to be taken to earnings in the next twelve months. The earnings impact is reported in either net sales or cost of goods sold to match the underlying transaction being hedged. The earnings impact of these hedges was a gain of $1.3 million during 2004.

We also use foreign currency forward exchange contracts to hedge exposures created by cross-currency inter-company loans. The underlying inter-company loans are classified as short-term and translation adjustments related to these loans are recorded in other income. The related derivative contracts are classified as fair value hedges and the offsetting gains and losses on these contracts are also recorded in other income. The fair value of these instruments at December 31, 2004 was a $17.1 million liability, all of which is

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

expected to be charged to earnings in the next twelve months. During 2004, the net earnings impact of these hedges was a loss of $0.7 million, recorded in other non-operating income/expense, which was comprised of a loss of approximately $17.7 million from the foreign currency forward exchange contracts substantially offset by the 2004 translation adjustment of approximately $17.0 million for the underlying inter-company loans.

Commodity Price Risk - We purchase natural gas for use in the manufacture of ceiling tiles and other products and to heat many of our facilities. As a result, we are exposed to movements in the price of natural gas. We have a policy of minimizing cost volatility by purchasing natural gas forward contracts, purchased call options and zero-cash collars. These instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying products are sold. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The fair value of these instruments at December 31, 2004 was a $5.3 million asset, of which $4.3 million is expected to be taken to earnings in the next twelve months. The earnings impact of hedges that matured during 2004, recorded in cost of goods sold, was $5.8 million of income. The earnings impact of the ineffective portion of these hedges was not material during 2004.

NOTE 21. GUARANTEES

As of December 31, 2004, we maintained an agreement with the lending institution of one of our distributors. Under this agreement, if the distributor were to default on its borrowings and the lender foreclosed on the assets, the bank could return a large part of any of our products still at the distributor (subject to certain quality and roll size minimums) for a refund of original cost. This agreement will expire in September 2005. At December 31, 2004, the amount of inventory held at the distributor was approximately $3.2 million. Historically, no claim has been made under any of these types of agreements and we do not anticipate any such claim in the future. As such, no liability has been recorded for this agreement.

In disposing of assets through mid 2000, AWI and some subsidiaries had entered into contracts that included various indemnity provisions, covering such matters as taxes, environmental liabilities and asbestos and other litigation. Some of these contracts had exposure limits, but many did not. Due to the nature of the indemnities, it is not possible to estimate the potential maximum exposure under these contracts. As a debtor-in-possession, for those contracts that are still executory where AWI was the sole guarantor, AWI anticipates rejecting those contracts. Parties that timely file claims with respect to such contracts will have such claims addressed in AWI’s Chapter 11 Case. AWI cannot estimate the value of any potential claims that will ultimately be allowed by the Bankruptcy Court. See Item 1 - Business regarding Proceedings under Chapter 11.

Subsidiaries that are not part of the Chapter 11 Filing also entered into certain contracts that included various indemnity provisions similar to those described above. Since these subsidiaries are not part of the Chapter 11 Filing, these contracts continue to be in effect. Some of these contracts had exposure limits, but many did not. Due to the nature of the indemnities, it is not possible to estimate the potential maximum exposure under all these contracts. For contracts under which an indemnity claim has been received, a liability of $2.1 million has been recorded as of December 31, 2004. See Note 32 of the Consolidated Financial Statements for additional information.

In September 1999, we sold our Textiles Products operations. As part of the divestiture agreement, we transferred certain liabilities and assets to the purchaser to cover pension payments earned by the work force as of the sale date. We also reimburse the purchaser for such pension payments that are not covered by the pension assets. In addition, we agreed to reimburse the purchaser for the tax impact of our reimbursement of the pension payments. This agreement has no termination date. As of December 31, 2004, we maintained a $2.9 million liability for this guarantee. As of December 31, 2004, the net present value of the maximum payments is approximately $5 million, excluding any amounts paid for tax reimbursement.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

See Notes 4 and 24 for a discussion of the ESOP loan guarantee.

NOTE 22. PRODUCT WARRANTIES

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. Generally, the terms of these warranties range up to 25 years and provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for the accrual of product warranties for 2004 and 2003:

	2004	2003
Balance at beginning of year	$25.5	$22.3
Reductions for payments	(39.0)	(38.9)
Current year warranty accruals	37.3	40.6
Preexisting warranty accrual changes	(1.8)	(0.3)
Effects of foreign exchange translation	0.6	1.8

Balance at end of year	$22.6	$25.5

NOTE 23. OTHER LONG-TERM LIABILITIES

	2004	2003
Long-term deferred compensation arrangements	$40.6	$41.1
Environmental liabilities not subject to compromise	9.4	8.4
Other	37.6	31.7

Total other long-term liabilities	$87.6	$81.2

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

The number of shares released for allocation to participant accounts has been based on the proportion of principal and interest paid to the total amount of debt service remaining to be paid over the life of the borrowings. Through December 31, 2004, the RSSOP allocated 2,152,000 shares to participants that remain outstanding, participants retired 2,272,000 shares, AHI contributed an additional 437,000 shares from its treasury and the trustee purchased 243,000 shares on the open market to allocate to employees. During 2004 the RSSOP sold 450,000 unallocated shares on the open market. The proceeds from the sale remain in the RSSOP and are expected to be allocated to participants no later than when the RSSOP debt is addressed in AWI’s Chapter 11 proceedings. As of December 31, 2004, there were approximately 1,462,000 shares in the RSSOP that had yet to be allocated to participants.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

The RSSOP is a qualified defined contribution plan that also includes a 401(k) elective deferral component. A substantial portion of U.S. employees are eligible and participate. We recorded costs for the RSSOP of $5.8 million in 2004, $5.6 million in 2003 and $4.5 million in 2002, which related to company cash matching contributions.

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

All of the three plans discussed above would be terminated upon the effective date of AWI’s POR. No equity based compensation has been granted since AWI filed for relief under Chapter 11 in December 2000, other than commitments entered into prior to the Chapter 11 filing.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Options were granted to purchase shares at prices not less than the closing market price of the shares on the dates the options were granted. The options generally became exercisable in one to three years and expire 10 years from the date of grant.

Changes in option shares outstanding (thousands except for share price)	2004	2003	2002
Option shares at beginning of year	2,376.9	2,508.8	2,682.6
Options granted	—	—	—
Option shares exercised	—	—	—
Options cancelled	(112.9)	(131.9)	(173.8)

Option shares at end of year	2,264.0	2,376.9	2,508.8

Option shares exercisable at end of year	2,264.0	2,343.6	1,963.5
Shares available for grant	4,538.7	4,425.8	4,285.6

Weighted average price per share:
Options outstanding	$29.75	$30.62	$30.52
Options exercisable	$29.75	$31.01	34.50

The table below summarizes information about stock options outstanding at December 31, 2004.

(thousands except for life and share price)

	Options outstanding and exercisable
Range of exercise prices	Number outstanding and exercisable at 12/31/04	Weighted- average remaining contractual life	Weighted- average exercise price
$1.19 - $18.00	300.0	5.9	$7.05
$18.01 - $19.50	1,235.3	5.2	19.44
$19.51 - $46.00	243.9	0.4	45.02
$46.01 - $60.00	305.6	2.3	56.10
$60.01 - $83.06	179.2	2.9	73.14

	2,264.0

Restricted stock awards can be used for the purposes of recruitment, special recognition and retention of key employees. No award of restricted stock shares was granted in 2004, 2003 or 2002. At the end of 2004, there were 121,313 restricted shares of common stock outstanding with 1,026 accumulated dividend equivalent shares.

FAS 123, permits entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures. Had compensation costs for these plans been determined consistent with FAS 123, our net earnings and earnings per share would have been reduced to the following pro forma amounts.

	2004	2003	2002
Net (loss):
As reported	$(80.8)	$(39.3)	$(2,142.8)
Pro forma	$(80.8)	$(39.4)	$(2,143.3)

Basic and diluted (loss) per share:
As reported	$(2.00)	$(0.97)	$(52.91)
Pro forma	$(2.00)	$(0.97)	$(52.92)

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

The fair value of grants was estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted in 2004, 2003 or 2002.

NOTE 26. EMPLOYEE COMPENSATION

Employee compensation is presented in the table below. Charges for severance costs and early retirement incentives to terminated employees (otherwise recorded as restructuring charges) have been excluded.

Employee compensation cost	2004	2003	2002
Wages and salaries	$778.5	$718.9	$713.3
Payroll taxes	81.5	78.0	76.1
Pension expense (credits), net	13.3	15.9	(15.6)
Insurance and other benefit costs	96.0	112.2	106.7
Stock-based compensation	—	0.2	0.9

Total	$969.3	$925.2	$881.4

The decreases in insurance and other benefit costs is primarily related to decreased medical benefit costs from favorable experience and fewer covered lives plus the favorable impact of the Medicare Act of $7.0 million.

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

Rental expense was $22.4 million in 2004, $21.3 million in 2003 and $22.7 million in 2002. Future minimum payments at December 31, 2004, by year and in the aggregate, having noncancelable lease terms in excess of one year were as follows:

Scheduled minimum lease payments	Capital Leases	Operating Leases
2005	$1.7	$14.4
2006	1.0	11.8
2007	0.7	8.3
2008	0.3	5.0
2009	—	2.6
Thereafter	0.1	10.4
Total	$3.8	$52.5

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Assets under capital leases are included in the consolidated balance sheets as follows:

	2004	2003
Land	$3.8	$3.8
Building	4.1	4.1
Machinery	26.7	25.8
Less accumulated amortization	(14.8)	(11.6)

Net assets	$19.8	$22.1

NOTE 28. SHAREHOLDERS’ EQUITY

Treasury share changes for 2004, 2003 and 2002 are as follows:

Years ended December 31 (in thousands)	2004	2003	2002
Common shares
Balance at beginning of year	11,210.0	11,201.3	11,176.6
Stock purchases and other	—	8.7	24.7

Balance at end of year	11,210.0	11,210.0	11,201.3

Stock purchases and other represent shares received under stock-based compensation plan forfeitures and share tax withholding transactions.

The balance of each component of accumulated other comprehensive income as of December 31, 2004 and 2003 is presented in the table below.

	2004	2003
Foreign currency translation adjustments	$84.3	$61.9
Derivative gain, net	3.6	3.3
Minimum pension liability adjustments	(45.1)	(21.9)

Accumulated other comprehensive income	$42.8	$43.3

The related tax effects allocated to each component of other comprehensive income for 2004 are presented in the table below.

	Pre-tax Amount	Tax Expense (Benefit)	After tax Amount
Foreign currency translation adjustments	$22.4	$—	$22.4
Derivative gain, net	0.5	(0.2)	0.3
Minimum pension liability adjustments	(33.6)	10.4	(23.2)

Total other comprehensive income	$(10.7)	$10.2	$(0.5)

The change in the minimum pension liability adjustment between 2004 and 2003 was primarily due to the reduction of discount rates related to our plans.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 29. SUPPLEMENTAL FINANCIAL INFORMATION

	2004	2003	2002
Selected operating expenses
Maintenance and repair costs	$114.7	$107.8	$110.7
Research and development costs	46.6	45.3	50.1
Advertising costs	29.6	32.7	41.2

Other non-operating expense
Foreign currency translation loss, net of hedging activity	$1.3	$3.8	$2.2
Other	1.8	1.9	1.4

Total	$3.1	$5.7	$3.6

Other non-operating income
Interest income	$4.0	$3.5	$4.8
Equity earnings in ISI	1.9	0.3	2.1
Interest on asbestos receivable payment	—	1.1	—
Other	0.5	0.1	0.6

Total	$6.4	$5.0	$7.5

NOTE 30. SUPPLEMENTAL CASH FLOW INFORMATION

	2004	2003	2002
Interest paid	$2.2	$2.8	$3.4
Income taxes paid, net of refunds	77.3	27.5	44.4

NOTE 31. RELATED PARTIES

We sold 65% of our ownership in our gasket products subsidiary, (now known as Interface Solutions, Inc. or “ISI”) on June 30, 1999. We still retain 35% ownership of this business as of December 31, 2004. As part of the divestiture, we agreed to continue to purchase a portion of the felt products used in the manufacturing of resilient flooring from ISI for an initial term of eight years. Currently, we are required to purchase at least 75% of our felt requirements from ISI. The sale agreement also stipulated quarterly felt price adjustments that are based upon changing market prices for the felt. In October 2002, the agreement was amended to include a cap on increases for 2003 and 2004. We can purchase felt products from another supplier if ISI’s prices are more than 10% higher than another supplier’s prices. Our purchases of felt products from ISI for 2004, 2003 and 2002 were $27.5 million, $26.9 million and $29.2 million, respectively. The amounts due to ISI for these purchases were $1.7 million and $1.6 million at the end of 2004 and 2003. Armstrong and ISI are contractually required to cooperate in product reformulation and new product development, but we are free to seek alternatives to felt products. Additionally, we receive nominal monthly payments from ISI for some logistics and administrative services. The amounts outstanding from ISI at the end of 2004 and 2003 for the logistics and administrative services we provide them were less than $0.1 million. ISI had filed a proof of claim in Armstrong’s Chapter 11 Case requesting payment for our prepetition obligations. This matter was settled in November 2002 with ISI agreeing to withdraw its proof of claim upon the consummation of the POR, subject to certain terms and conditions. See Note 11 for additional information.

We purchase grid products from WAVE, our 50%-owned joint venture with Worthington Industries. The total amount of these purchases was approximately $60 million, $51 million and $41 million for the years ended December 31, 2004, 2003 and 2002, respectively. We also provide certain selling, promotional and administrative processing services to WAVE for which we receive reimbursement. Those services amounted to $11.8 million, $9.8 million and $10.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. The net amounts due from us to WAVE for these relationships were $4.0 million and $1.8 million at the end of 2004 and 2003. See Note 11 for additional information.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

See discussion of Ardex in Note 7.

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

During 2003, AWI and the other parties in its Chapter 11 Case reached agreement on a plan of reorganization that addresses how all of AWI’s pre-Filing liabilities are to be settled. Several amendments to the plan of reorganization were filed, culminating in the Fourth Amended Plan of Reorganization filed with the Bankruptcy Court on May 23, 2003, which was modified by modifications filed with the Bankruptcy Court on October 17, 2003, November 10, 2003, and December 3, 2004, and is referred to in this report as the “POR”.

Before the POR may be implemented, it must be confirmed by order of the Bankruptcy Court and the U.S. District Court. In addition, consummation of the POR is subject to the satisfaction after confirmation of certain conditions, as provided by the POR. On February 23, 2005, the U.S. District Court Judge Eduardo C. Robreno ruled that the POR, in its current form, could not be confirmed. AWI filed a Notice of Appeal to the U.S. Court of Appeals for the Third Circuit on March 4, 2005. On March 18, 2005, AWI filed a motion to expedite the appeal to the U.S. Court of Appeals. AWI is also reviewing other options to resolve its Chapter 11 Case. See Note 1 for further discussion of AWI’s Chapter 11 process.

A principal feature of the POR is the creation of a trust (the “Asbestos PI Trust”), pursuant to section 524(g) of the Bankruptcy Code, for the purpose of addressing AWI’s personal injury (including wrongful death) asbestos-related liability. All present and future

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

asbestos-related personal injury claims against AWI, including contribution claims of co-defendants, arising directly or indirectly out of AWI’s pre-Filing use of or other activities involving asbestos would be channeled to the Asbestos PI Trust.

In accordance with the 524(g) injunction if the POR goes into effect, various entities would be protected from such present and future asbestos-related personal injury claims. These entities include, among others, reorganized AWI, AHI, AWI’s subsidiaries and other affiliates (as defined in the POR), and their respective officers and directors. Upon emergence from Chapter 11, AWI would not have any responsibility for these claims (including claims against AWI based solely on its ownership of a subsidiary or other affiliate), nor would it participate in their resolution.

However, although AWI’s domestic and foreign subsidiaries and other affiliates would be protected parties, asbestos-related personal injury claims against them would be channeled to the Asbestos PI Trust only to the extent such claims directly or indirectly relate to the manufacturing, installation, distribution or other activities of AWI or are based solely on AWI’s ownership of the subsidiaries or other affiliates (as distinguished from independent activities of the subsidiaries or affiliates). Currently, three asbestos-related personal injury litigations against subsidiaries of AWI allegedly arising out of such independent activities are pending. These claims would not be channeled to the Asbestos PI Trust under the POR inasmuch as they do not involve activities of AWI. The cases have several defendants. The subsidiaries deny liability and are aggressively defending the matters. AWI has not recorded any liability for these matters. Management does not expect that any sum that may have to be paid in connection with these matters will be material to Armstrong.

In addition, workers’ compensation claims brought against AWI or its subsidiaries or other affiliates would not be channeled to the Asbestos PI Trust and would remain subject to the workers’ compensation process. Historically, workers’ compensation claims against AWI and its subsidiaries have not been significant in number or amount and AWI has continued to honor its obligations with respect to such claims during the Chapter 11 Case. Workers’ compensation law provides that the employer is responsible for evaluation, medical treatment and lost wages as a result of a job-related injury. Currently, AWI has three pending workers’ compensation claims, and its UK subsidiary has five employer liability claims involving alleged asbestos exposure.

There also is uncertainty as to proceedings, if any, brought in certain foreign jurisdictions with respect to the effect of the 524(g) injunction in precluding the assertion in such jurisdictions of asbestos-related personal injury claims, proceedings related thereto or the enforcement of judgments rendered in such proceedings.

Management believes that neither AWI nor any of its subsidiaries or other affiliates is subject to any asbestos-related personal injury claims that would not be channeled to the Asbestos PI Trust and that are of a magnitude that, individually or collectively, would be material to reorganized Armstrong.

Asbestos-Related Liability

Based upon events through early March 2003, primarily the parties’ agreement on the basic terms of the POR’s treatment of AWI’s asbestos-related liabilities, management concluded that it could reasonably estimate its probable liability for AWI’s current and future asbestos-related personal injury claims. Accordingly, in the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase the balance sheet liability. The recorded asbestos-related liability for personal injury claims of approximately $3.2 billion at December 31, 2004 and 2003, which was treated as subject to compromise, represents the estimated amount of liability that is implied based upon the negotiated resolution reflected in the POR, the total consideration expected to be paid to the Asbestos PI Trust pursuant to the POR and an assumption for this purpose that the recovery value percentage for the allowed claims of the Asbestos PI Trust is equal to the estimated recovery value percentage for the allowed non-asbestos unsecured claims.

AWI is unable to predict whether the POR will be confirmed or when AWI would emerge from Chapter 11. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

asbestos-related liability are possible and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and make changes to the recorded liability if and when it is appropriate.

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

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the first quarter of 2001, a new trial judge was selected for the ADR. The new trial judge conducted hearings in 2001 and determined not to rehear matters decided by the previous judge. In the first quarter of 2002, the trial judge concluded the ADR trial proceeding with findings in favor of AWI on substantially all key issues. Liberty Mutual, the only insurer that is still a party to the ADR, appealed that final judgment. Appellate argument was held on March 11, 2003. On July 30, 2003, the appellate arbitrators ruled that AWI’s claims against certain Liberty Mutual policies were barred by the statute of limitations. The ruling did not address the merits of any of the other issues Liberty Mutual raised in its appeal. Based on that unfavorable ruling, AWI concluded that insurance assets of $73 million were no longer probable of recovery. AWI was also ordered to reimburse Liberty Mutual for certain costs and administration fees that Liberty Mutual incurred during the ADR. The $1.6 million claimed for these costs and fees is in dispute. Based upon an AWI request, the appellate panel held a rehearing on November 21, 2003. In January 2004, the appellate panel upheld its initial ruling. On February 4, 2004, AWI filed a motion in the U.S. District Court for the Eastern District of Pennsylvania to vacate the rulings of the appellate panel.

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

Insurance Asset

An insurance asset in respect of asbestos claims in the amount of $98.6 million was recorded as of December 31, 2004 compared to $103.1 million recorded as of December 31, 2003. The total amount recorded reflects AWI’s belief that insurance proceeds will be recovered in this amount, based upon AWI’s success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance, in our opinion, is either available through settlement or probable of recovery through negotiation or litigation. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $79 million of the $98.6 million asset is determined from agreed coverage in place. Of the $98.6 million, $9.8 million has been recorded as a current asset as of December 31, 2004 reflecting management’s estimate of the minimum insurance payments to be received in the next 12 months.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Many uncertainties remain in the insurance recovery process; therefore, AWI did not increase the estimated insurance recovery asset in the fourth quarter of 2004.

Cash Flow Impact

As a result of the Chapter 11 Filing, AWI has not made any payments for asbestos-related personal injury claims since the fourth quarter of 2000. During 2004, 2003 and 2002, AWI received asbestos-related insurance recoveries of $4.5 million, $22.0 million and $16.0 million, respectively. During the third quarter of 2003, AWI paid $9.0 million for asbestos-related property damage claims and received $9.0 million of insurance proceeds related to these claims. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements. Management estimates that the timing of future cash recoveries of the recorded asset may extend beyond 10 years.

Potential Legislation

On February 7, 2005 Senator Arlen Specter submitted into the Congressional Record and distributed to the Senate Judiciary Committee a discussion draft of asbestos reform legislation. Members of the Senate are currently reviewing the draft bill. There is uncertainty as to whether any asbestos reform proposal will become law, and what impact there might be on AWI’s asbestos liability and/or AWI’s Chapter 11 Case.

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

ENVIRONMENTAL MATTERS

Environmental Expenditures

Most of our manufacturing and certain of our research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. We make expenditures necessary for compliance with applicable environmental requirements at our operating facilities. We incurred expenditures of approximately $5.5 million in 2004, $3.7 million in 2003, and $4.5 million in 2002 associated with environmental compliance and control facilities.

As a result of continuous changes in regulatory requirements, we cannot predict with certainty future expenditures associated with compliance with environmental requirements. The United States Environmental Protection Agency (“EPA”) has recently promulgated a new regulation pursuant to the Clean Air Act that may impact our domestic manufacturing operations. That regulation, The National Emission Standards for Hazardous Air Pollutants for Industrial, Commercial, and Institutional Boilers and Process Heathers Act, became effective in November, 2004, and requires compliance by September 13, 2007. While we are finalizing our review of this regulation, adoption of this regulation is not expected to have a material impact on our consolidated results of operations or financial condition.

Environmental Remediation

Summary

We are involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and similar state “Superfund” laws at 28 sites. In most cases, we are one of many potentially responsible parties (“PRPs”) which have potential liability for the required investigation and remediation of each site and which, in some cases, have agreed to jointly fund that required investigation and remediation. With regard to some sites, however, we dispute the liability, the proposed remedy or the proposed cost allocation among the PRPs. We may have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.

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

Effects of Chapter 11

Certain of AWI’s environmental liabilities are subject to discharge through its Chapter 11 Case while others are not. AWI’s payments and remediation work on such sites for which AWI is a PRP is under review in light of the Chapter 11 Filing. The bar date for claims from the EPA expired during the third quarter of 2003. AWI received an unliquidated proof of claim from the EPA. Those environmental obligations that AWI has with respect to property that it owns or operates are likely to be unaffected by the Chapter 11 Case. Therefore, AWI will be required to continue meeting its on-going environmental compliance obligations at the properties that AWI owns or operates. AWI will also be required to address the effects of any contamination at those sites, even if the contamination predated Chapter 11 Filing. In addition, AWI may be obligated to remedy the off-site impact of activities that occurred on the properties it owns and operates.

Monetary claims with respect to properties that AWI does not own or operate (such as formerly owned sites, or landfills to which AWI’s waste was taken) may be discharged in AWI’s Chapter 11 Case.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Accordingly, claims brought by a federal or state agency alleging that AWI should reimburse the claimant for money that it spent cleaning up a site which AWI does not own or operate would be subject to discharge, provided the claimant received proper notice of the bankruptcy and bar date. The same would be true for monetary claims by private parties, such as other PRPs with respect to sites with multiple PRPs. Under the POR, the Superfund sites at which AWI is alleged to be a PRP are being treated as unsecured liabilities subject to compromise. Other Superfund sites relate to entities that are not part of AWI’s Chapter 11 Case and therefore will not be discharged.

In addition to the right to sue for reimbursement of the money it spends, CERCLA also gives the federal government the right to sue for an injunction compelling a defendant to perform a cleanup. Several state statutes give similar injunctive rights to those States. While we believe such rights do not survive Chapter 11, there does not appear to be controlling judicial precedent that these injunctive rights are dischargeable. Thus, according to some cases, while a governmental agency’s right to require AWI to reimburse it for the costs of cleaning up a site may be dischargeable, the same government agency’s right to compel us to spend our money cleaning up the same site may not be dischargeable even though the financial impact to AWI would be the same in both instances.

Specific Events

AWI has been working to resolve as many of its environmental liabilities through its Chapter 11 Case as possible. AWI has negotiated a global environmental settlement with the Department of Justice and the EPA with respect to CERCLA liability at 37 sites. Pursuant to the proposed Settlement Agreement, the federal government would covenant not to sue AWI for either monetary or injunctive relief under CERCLA at 19 of these sites, in exchange for an allowed claim amount in the bankruptcy with respect to known claims concerning sites that AWI does not own or operate. Under the Settlement, AWI would have contribution protection under CERCLA with respect to private party claims at the sites at which the government receives an allowed claim. Additionally, AWI has the benefit of discharge both at the 19 sites for which the government receives an allowed claim and at an additional 18 sites identified in the Settlement Agreement. At an additional site, AWI would continue to participate in the cleanup under a previously approved Consent Decree. Upon this global settlement becoming effective, the EPA proof of claim will be amended to assert a claim in the amount of $8.7 million. This amount includes the $7.8 million that AWI and EPA agreed upon with respect to the Peterson Puritan site. Notice of the Settlement was published in the Federal Register on February 10, 2005, soliciting comment for 30 days. Following the conclusion of the public comment period, the government may reconsider the Settlement Agreement on the basis of any comments. If the government decides to go forward with the Settlement Agreement, the parties will file a motion with the bankruptcy court seeking approval.

AWI is subject to a unilateral order by the Oregon Department of Environmental Quality (“DEQ”) to conduct a remedial investigation and feasibility study and any necessary remedial design and action at its St. Helens, Oregon facility, as well as the adjacent Scappoose Bay. AWI has denied liability for Scappoose Bay, but has cooperated with the DEQ regarding its owned property. Other potentially responsible parties who are not yet subject to orders by the DEQ include former site owners Owens Corning (“OC”) and Kaiser Gypsum Company, Inc. (“Kaiser”). AWI has entered into an agreement with Kaiser for the sharing of costs and responsibilities with respect to the remedial investigation, feasibility study and remedy selection at the site. OC has entered into a settlement with the DEQ. Pursuant to the settlement, OC has made a lump sum payment to the DEQ in exchange for contribution protection (including protection against common law and statutory contribution claims by AWI against OC) and a covenant not to sue. AWI has reached an agreement with the DEQ as to how these funds will be made available for the investigation and remediation of the site. AWI has recorded an environmental liability with respect to the investigation and feasibility study at its St. Helen’s facility, but not for Scappoose Bay because AWI continues to dispute responsibility for contamination of Scappoose Bay.

Summary of Financial Position

Liabilities of $28.0 million and $21.2 million at December 31, 2004 and December 31, 2003, respectively were for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. The

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

majority of this increase relates to developments in the Peterson Puritan site described in “Specific Events” above. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $18.6 million of the December 31, 2004 and $12.8 million of the December 31, 2003 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $2.4 million and $2.5 million at December 31, 2004 and December 31, 2003, respectively.

Actual costs to be incurred at identified sites may vary from our estimates. Based on our current knowledge of the identified sites, we believe that any sum we may have to pay in connection with environmental matters in excess of the amounts noted above would not have a material adverse effect on our financial condition, or liquidity, although the recording of future costs may be material to earnings in such future period. For the years ended December 31, 2004, 2003 and 2002, our net expense, recorded in the income statement, was $7.2 million, less than $0.1 million, and $4.5 million, respectively.

PATENT INFRINGEMENT CLAIMS

We are a defendant in two lawsuits claiming patent infringement related to some of our laminate flooring products. The plaintiffs have claimed unspecified monetary damages. We are being defended and indemnified by our supplier for all costs and potential damages related to the litigation.

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

In 2003, an agreement was reached to settle this matter. Contributors to the settlement were AWI, its insurer and the trustee bank of the RSSOP. The full amount of the settlement was allocated in December 2003 among approximately 370 former employees. AWI’s portion of the settlement is $1.0 million, which will be treated as convenience claims in the Chapter 11 Case. The settlement was approved by the Bankruptcy Court on March 31, 2003 and by the United States District Court (Eastern District of PA) on June 16, 2003. Based upon the Bankruptcy Court’s approval of the settlement, AWI recorded a $1.0 million charge in the first quarter of 2003 in SG&A expense.

DEPARTMENT OF LABOR SETTLEMENT

Subsequent to an audit by the United States Department of Labor (“DOL”), we were informed that the DOL was challenging the validity of the use of certain contributions, in the approximate aggregate amount of $33.4 million, to fund debt payments made by the Armstrong Employee Stock Ownership Plan (“ESOP”), as provided for by that plan. We reached a settlement with the DOL to resolve this matter with a funding to the ESOP of $1.5 million, which was distributed to plan participants in accordance with terms of the agreement in February 2004. Insurance and third parties funded $0.9 million of the settlement. Both the accrual of $1.5 million expense and $0.9 million insurance receivable were recorded in the third quarter of 2003 in SG&A expense.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

OTHER CLAIMS

Additionally, we are involved in various other claims and legal actions involving product liability, patent infringement, breach of contract, distributor termination, employment law issues and other actions arising in the ordinary course of business. While complete assurance cannot be given to the outcome of these claims, we do not expect that any sum that may have to be paid in connection with these matters will have a materially adverse effect on our consolidated financial position or liquidity, however it could be material to the results of operations in the particular period in which a matter is resolved.

NOTE 33. EARNINGS PER SHARE

The diluted loss per share is calculated using basic common shares outstanding since using diluted common shares would be anti-dilutive. The difference between the average number of basic and diluted common shares outstanding is due to contingently issuable shares. Earnings per share components may not add due to rounding.

NOTE 34. PREFERRED STOCK PURCHASE RIGHTS PLAN

AHI has a shareholder rights plan under a Rights Agreement dated as of March 14, 2000 and in connection therewith distributed one right for each share of its common stock outstanding. In general, the rights become exercisable at $300 per right for a fractional share of a new series of Class A preferred stock 10 days after a person or group, other than certain affiliates of AHI either acquires beneficial ownership of shares representing 20% or more of the voting power of AHI or announces a tender or exchange offer that could result in such person or group beneficially owning shares representing 28% or more of the voting power of AHI. Currently, one right is attached to each share of common stock and trades automatically with the share of common stock. When exercisable, the rights may trade separately from the common stock. If thereafter any person or group becomes the beneficial owner of 28% or more of the voting power of AHI, or if AHI is the surviving company in a merger with a person or group that owns 20% or more of the voting power of AHI, then each owner of a right (other than such 20% shareholder) would be entitled to purchase shares of company common stock having a value equal to twice the exercise price of the right. Should AHI be acquired in a merger or other business combination, or sell 50% or more of its assets or earnings power, each right would entitle the holder to purchase, at the exercise price, common shares of the acquirer having a value of twice the exercise price of the right. The exercise price was determined on the basis of the Board’s view of the long-term value of AHI’s common stock. The rights have no voting power nor do they entitle a holder to receive dividends. At AHI’s option, the rights are redeemable prior to becoming exercisable at five cents per right. The rights expire on March 21, 2006, unless extended or earlier redeemed by the AHI Board of Directors. If the POR discussed in Note 1 would be approved and become effective, and the proposed dissolution of AHI is effected, the rights will be cancelled along with the related shares of AHI common stock.

Report of Independent Registered Public Accounting Firm

The Board of Directors,

Armstrong World Industries, Inc.:

We have audited the accompanying consolidated financial statements of Armstrong World Industries, Inc. and subsidiaries (“the Company”) as listed in the accompanying index on page 50. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index on page 50. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Armstrong World Industries, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 14, 2005

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Earnings

(amounts in millions)

	Years Ended December 31,
	2004	2003	2002
Net sales	$3,497.3	$3,259.0	$3,172.3
Cost of goods sold	2,811.0	2,597.4	2,404.5

Gross profit	686.3	661.6	767.8

Selling, general and administrative expenses	633.4	612.1	630.8
Charge for asbestos liability, net	—	81.0	2,500.0
Goodwill impairment	108.4	—	—
Restructuring and reorganization charges, net	18.3	8.6	1.9
Equity (earnings) from joint venture	(31.6)	(20.8)	(19.7)

Operating (loss)	(42.2)	(19.3)	(2,345.2)

Interest expense (unrecorded contractual interest of $86.9, $95.1 and $99.9, respectively)	8.4	9.0	11.3
Other non-operating expense	3.1	5.7	3.6
Other non-operating (income)	(6.4)	(5.0)	(7.5)
Chapter 11 reorganization costs, net	6.9	9.4	23.5

(Loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	(54.2)	(38.4)	(2,376.1)
Income tax expense (benefit)	25.1	(1.6)	(827.8)

(Loss) from continuing operations before cumulative effect of a change in accounting principle	(79.3)	(36.8)	(1,548.3)
Cumulative effect of a change in accounting principle, net of tax of $2.2	—	—	(593.8)

(Loss) from continuing operations	(79.3)	(36.8)	(2,142.1)
(Loss) from discontinued operations, net of tax of $0.2, $0.1 and $0.0	(0.4)	(2.5)	(0.7)

Net (loss)	$(79.7)	$(39.3)	$(2,142.8)

See accompanying notes to consolidated financial statements beginning on page 113.

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Balance Sheets

(amounts in millions, except share data)

	December 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$515.9	$484.3
Accounts and notes receivable, net	336.1	315.4
Inventories, net	529.2	454.4
Deferred income taxes	15.6	19.2
Income tax receivable	7.0	—
Other current assets	78.4	85.5

Total current assets	1,482.2	1,358.8

Property, plant and equipment, less accumulated depreciation and amortization of $1,540.7 and $1,434.8, respectively	1,208.8	1,267.3

Insurance receivable for asbestos-related liabilities, noncurrent	88.8	95.1
Prepaid pension costs	480.9	455.1
Investment in affiliates	72.5	48.9
Goodwill	136.0	244.1
Other intangibles, net	76.0	79.0
Deferred income taxes, noncurrent	941.6	988.3
Other noncurrent assets	122.6	111.2

Total assets	$4,609.4	$4,647.8

Liabilities and Shareholder’s Equity
Current liabilities:
Short-term debt	$11.1	$3.9
Current installments of long-term debt	8.2	8.2
Accounts payable and accrued expenses	447.4	354.2
Short term amounts due to affiliates	13.3	10.0
Income tax payable	15.3	45.9
Deferred income taxes	1.1	3.3

Total current liabilities	496.4	425.5

Liabilities subject to compromise	4,870.9	4,863.2

Long-term debt, less current installments	29.2	39.4
Postretirement and postemployment benefit liabilities	262.6	262.3
Pension benefit liabilities	258.9	216.4
Other long-term liabilities	87.6	81.2
Deferred income taxes, noncurrent	19.8	95.1
Minority interest in subsidiaries	9.3	9.7

Total noncurrent liabilities	5,538.3	5,567.3

Shareholder’s equity (deficit):
Common stock, $1 par value per share Authorized 200 million shares; issued 51,878,910 shares	51.9	51.9
Capital in excess of par value	172.6	172.7
Reduction for ESOP loan guarantee	(142.2)	(142.2)
Accumulated deficit	(1,021.9)	(942.2)
Accumulated other comprehensive income	42.8	43.3
Less common stock in treasury, at cost 2004 and 2003 – 11,393,170 shares	(528.5)	(528.5)

Total shareholder’s (deficit)	(1,425.3)	(1,345.0)

Total liabilities and shareholder’s equity	$4,609.4	$4,647.8

See accompanying notes to consolidated financial statements beginning on page 113.

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Shareholder’s Equity

(amounts in millions, except per share amounts)

	2004		2003		2002
Common stock, $1 par value:
Balance at beginning and end of year	$51.9		$51.9		$51.9

Capital in excess of par value:
Balance at beginning of year	$172.7		$172.9		$173.2
Stock issuances and other	(0.1)		(0.2)		(0.3)

Balance at end of year	$172.6		$172.7		$172.9

Reduction for ESOP loan guarantee:
Balance at beginning and end of year	$(142.2)		$(142.2)		$(142.2)

Retained earnings (accumulated deficit):
Balance at beginning of year	$(942.2)		$(902.9)		$1,239.9
Net (loss) for year	(79.7)	$(79.7)	(39.3)	$(39.3)	(2,142.8)	$(2,142.8)

Balance at end of year	$(1,021.9)		$(942.2)		$(902.9)

Accumulated other comprehensive income (loss):
Balance at beginning of year	$43.3		$(12.2)		$(47.1)
Foreign currency translation adjustments	22.4		56.8		37.7
Derivative gain (loss), net	0.3		(0.3)		6.9
Minimum pension liability adjustments	(23.2)		(1.0)		(9.7)

Total other comprehensive income (loss)	(0.5)	(0.5)	55.5	55.5	34.9	34.9

Balance at end of year	$42.8		$43.3		$(12.2)

Comprehensive income (loss)		$(80.2)		$16.2		$(2,107.9)

Less treasury stock at cost:
Balance at beginning and end of year	$(528.5)		$(528.5)		$(528.5)

Total shareholder’s (deficit)	$(1,425.3)		$(1,345.0)		$(1,361.0)

See accompanying notes to consolidated financial statements beginning on page 113.

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net (loss)	$(79.7)	$(39.3)	$(2,142.8)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net	—	—	593.8
Depreciation and amortization	151.0	163.1	136.7
Goodwill impairment	108.4	—	—
Fixed asset impairments	64.7	10.5	—
Deferred income taxes	(21.9)	(51.5)	(870.4)
Equity (earnings) from affiliates, net	(33.5)	(20.7)	(21.7)
Chapter 11 reorganization costs, net	6.9	9.4	23.5
Chapter 11 reorganization costs payments	(15.9)	(25.8)	(23.0)
Restructuring and reorganization charges, net of reversals	18.3	8.6	1.9
Restructuring and reorganization payments	(4.1)	(8.7)	(2.1)
Asbestos-related insurance recoveries	4.5	31.0	16.0
Payments for asbestos-related claims	—	(9.0)	—
Charge for asbestos liability, net	—	81.0	2,500.0
Cash effect of hedging activities	1.1	(27.0)	(22.0)
Increase (decrease) in cash from change in:
Receivables	(9.5)	40.6	11.7
Inventories	(61.7)	6.6	18.1
Other current assets	11.8	(4.6)	(16.1)
Other noncurrent assets	(34.8)	(18.6)	(42.0)
Accounts payable and accrued expenses	61.1	(15.6)	29.0
Income taxes payable	(31.4)	21.9	0.2
Other long-term liabilities	3.5	4.0	11.9
Other, net	4.0	9.9	20.8

Net cash provided by operating activities	142.8	165.8	223.5

Cash flows from investing activities:
Purchases of property, plant and equipment and computer software	(134.0)	(78.1)	(125.1)
Distributions from equity affiliates	10.0	16.0	17.5
Proceeds from the sale of assets	12.3	4.9	3.5

Net cash (used for) investing activities	(111.7)	(57.2)	(104.1)

Cash flows from financing activities:
Increase/(decrease) in short-term debt, net	4.0	(5.3)	(13.9)
Payments of long-term debt	(9.8)	(8.2)	(9.0)
Other, net	(1.2)	(0.6)	(0.9)

Net cash (used for) financing activities	(7.0)	(14.1)	(23.8)

Effect of exchange rate changes on cash and cash equivalents	7.5	9.8	7.0

Net increase in cash and cash equivalents	$31.6	$104.3	$102.6
Cash and cash equivalents at beginning of year	$484.3	$380.0	$277.4

Cash and cash equivalents at end of year	$515.9	$484.3	$380.0

See accompanying notes to consolidated financial statements beginning on page 113.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 1. BUSINESS AND CHAPTER 11 REORGANIZATION

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891. Armstrong Holdings, Inc. is a Pennsylvania corporation and the publicly held parent holding company of AWI. Armstrong Holdings, Inc.’s only significant asset and operation is its indirect ownership, through Armstrong Worldwide, Inc. (a Delaware Corporation) of all of the capital stock of AWI. Due to the lack of material differences in the financial statements, when we refer in this document to AHI and its subsidiaries as “AHI,” “Armstrong,” “we,” “us,” and “ourselves,” we are also effectively referring to AWI and its subsidiaries. We use the term “AWI” when we are referring solely to Armstrong World Industries, Inc.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Plan of Reorganization and Disclosure Statement

On November 4, 2002, AWI filed a Plan of Reorganization with the Bankruptcy Court. Subsequently, AWI filed several amendments to the plan, along with various exhibits. The Fourth Amended Plan of Reorganization, with certain exhibits, was filed on May 23, 2003 and, as so amended and as modified by modifications filed with the Bankruptcy Court on October 17, 2003, November 10, 2003 and December 3, 2004, is referred to in this report as the “POR”. The POR provides for AWI to continue to conduct its existing lines of business with a reorganized capital structure under which, among other things, its existing shares of stock will be cancelled and new common shares and notes will be issued to its unsecured creditors and to a trust, as further discussed below, to be established under the POR for the benefit of AWI’s current and future asbestos-related personal injury claimants, in full satisfaction of their claims against AWI. References in this report to “reorganized Armstrong” are to AWI as it would be reorganized under the POR, and its subsidiaries collectively. The POR excludes AWI’s Nitram and Desseaux subsidiaries, neither of which is material to Armstrong and which are pursuing separate resolutions of their Chapter 11 cases that are expected to result in the winding up of their affairs.

In connection with the vote of creditors on the POR, AWI was required to prepare a disclosure statement concerning its business and the POR, including certain projected financial information assuming an Effective Date of the POR as July 1, 2003, intended to demonstrate to the Bankruptcy Court the feasibility of the POR and AWI’s ability to continue operations upon its emergence from Chapter 11. On May 30, 2003, the Bankruptcy Court approved the disclosure statement for distribution to parties in interest in the Chapter 11 Case. The projected financial information included in the disclosure statement was updated in certain respects by information submitted to the Bankruptcy Court in connection with the Bankruptcy Court’s November 2003 hearing on confirmation of the POR. The projected financial information was prepared for the limited purposes of consideration by the Bankruptcy Court, creditors and other parties in interest in the Chapter 11 Case of matters pertinent to the case. As indicated in the disclosure statement, the projected financial information and various estimates of value therein provided should not be regarded as representations or warranties by AWI, AHI or any other person. There is no assurance that any such projection or valuation will be realized. The projected financial information and estimates of value were prepared by AWI and its financial advisors and have not been audited or reviewed by independent accountants. The projections will not be updated on an ongoing basis. At the time they were prepared in 2003, the projections reflected numerous assumptions concerning reorganized Armstrong’s anticipated future performance and with respect to prevailing and anticipated market and economic conditions, which were and remain beyond our control and which may not materialize. Projections are inherently subject to significant and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections may be wrong in a material respect. Actual results may vary significantly from those contemplated by the projections.

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

In order for the POR to be confirmed, the U.S. District Court must also issue findings of fact and conclusions of law in support of confirmation of the POR, enter or affirm an order confirming the POR and issue the “524(g) injunction” which is part of the POR.

Recent Developments and Next Steps in the Chapter 11 Process

Following procedural delays concerning the status of the prior U.S. District Court judge on AWI’s Chapter 11 Case, the AWI case was assigned to U.S. District Court Judge Eduardo C. Robreno in June 2004. A hearing was held before Judge Robreno on December 15, 2004 to consider the objections to confirmation of the POR. On February 23, 2005, Judge Robreno ruled that the POR could not be confirmed. In the court’s decision (which is available at www.armstrongplan.com), the Judge found that, because the class of

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

unsecured creditors voted to reject the POR, the distribution of warrants to existing equity holders under the POR violated the absolute priority rule.

AWI filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit on March 4, 2005. On March 18, 2005, AWI filed a motion to expedite the appeal to the U.S. Court of Appeals. AWI is also reviewing other options to resolve its Chapter 11 Case. AWI is unable to predict whether the POR will be confirmed or when AWI would emerge from Chapter 11.

Asbestos Personal Injury Trust

A principal feature of the POR is the creation of a trust (the “Asbestos PI Trust”), pursuant to section 524(g) of the Bankruptcy Code, for the purpose of addressing AWI’s personal injury (including wrongful death) asbestos-related liability. All present and future asbestos-related personal injury claims against AWI, including contribution claims of co-defendants, arising directly or indirectly out of AWI’s pre-Filing use of or other activities involving asbestos will be channeled to the Asbestos PI Trust.

In accordance with the “524(g) injunction” to be issued if the POR goes into effect various entities would be protected from such present and future AWI asbestos-related personal injury claims. These entities include, among others, reorganized AWI, AHI, AWI’s subsidiaries and other affiliates (as defined in the POR), and their respective officers and directors. Upon emergence from Chapter 11, AWI would not have any responsibility for these claims (including claims against AWI based solely on its ownership of a subsidiary or other affiliate), nor would it participate in their resolution.

However, although AWI’s domestic and foreign subsidiaries and other affiliates would be protected parties, asbestos-related personal injury claims against them would be channeled to the Asbestos PI Trust only to the extent such claims directly or indirectly relate to the pre-Filing manufacturing, installation, distribution or other activities of AWI, or AWI’s ownership of the subsidiaries or affiliates (as distinguished from independent activities of the subsidiaries or affiliates). See Note 32 under “Asbestos-Related Litigation.”

In addition, workers’ compensation claims brought against AWI or its subsidiaries or other affiliates would not be channeled to the Asbestos PI Trust and would remain subject to the workers’ compensation process. Workers’ compensation law provides that the employer is responsible for evaluation, medical treatment and lost wages as a result of a job-related injury. Historically, workers’ compensation claims against AWI or its subsidiaries have not been significant in number or amount, and AWI has continued to honor its obligations with respect to such claims during the Chapter 11 Case. Currently, AWI has three pending workers’ compensation claims, and its UK subsidiary has five employer liability claims involving alleged asbestos exposure.

There also is uncertainty as to proceedings, if any, brought in certain foreign jurisdictions with respect to the effect of the 524(g) injunction in precluding the assertion in such jurisdictions of asbestos-related personal injury claims, proceedings related thereto or the enforcement of judgments rendered in such proceedings.

Management believes neither AWI nor its subsidiaries or other affiliates is subject to asbestos-related personal injury claims, that would not be channeled to the Asbestos PI Trust under the POR, which would be material in amount to reorganized Armstrong.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Consideration to Be Distributed under the POR (unaudited)

The Asbestos PI Trust and the holders of allowed unsecured claims would share in the following consideration to be distributed under the POR:

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

However, proceeds received under any private offering of debt securities and/or secured term loan borrowings made, as permitted by the POR, in connection with consummation of the POR, and certain other amounts authorized or directed by the Court, would be excluded from the determination of Available Cash.

•	Plan Notes of AWI as further described below or net cash proceeds from any private offerings of debt securities issued in lieu thereof, and

•	Substantially all of the new common stock of AWI.

The total amount of Plan Notes would be the greater of (i) $1.125 billion less Available Cash and (ii) $775 million. However, AWI would use reasonable efforts to issue one or more private offerings of debt securities on, or as soon as practicable after, the Effective Date. These offerings are expected to yield net proceeds at least equal to the amount of the Plan Notes prescribed by the Plan. If the private offerings are successful, the Plan Notes would not be issued. If the offerings yield proceeds less than the amount of the Plan Notes prescribed by the Plan, Plan Notes equal to the difference will be issued. If only the Plan Notes are issued, reorganized Armstrong expects to issue an aggregate amount of $775 million of Plan Notes. These Plan Notes would consist of (i) a tranche of notes with a seven-year maturity and a fixed interest rate, (ii) a tranche of notes with a ten-year maturity and a fixed interest rate and (iii) a tranche of floating rate notes with a maturity of not less than five years, but no more than ten years, structured in a manner similar to, and as liquid as, marketable bank debt which satisfy the requirements of the POR and are on terms and conditions that are satisfactory to AWI, the Asbestos Personal Injury Claimants’ Committee, and the Future Claimants’ Representative. To the extent Plan Notes of more than one type are issued, a pro rata share of each tranche would be issued to the Asbestos PI Trust and the holders of unsecured claims.

The POR provides that unsecured creditors, other than convenience creditors described below, would receive their pro rata share of:

•	34.43% of the new common stock of reorganized Armstrong,

•	34.43% of the first $1.05 billion of all the cash and Plan Notes to be distributed under the POR to unsecured creditors (other than convenience creditors) and the Asbestos PI Trust, in the form of:

•	Up to $300 million of Available Cash and

•	The balance in principal amount of Plan Notes or in net cash proceeds from any private offerings of debt securities made in lieu of issuing Plan Notes.

•	60% of the next $50 million of Available Cash but, if such Available Cash is less than $50 million, then 60% of the balance in Plan Notes or in net cash proceeds from any private offerings of debt securities made in lieu of issuing Plan Notes, and

•	34.43% of the remaining amount of any Available Cash and any Plan Notes up to the maximum amount of Plan Notes provided to be issued under the POR, or net cash proceeds from any private offerings of debt securities made in lieu of issuing such Plan Notes.

The remaining amount of new common stock of reorganized Armstrong, Available Cash and Plan Notes or net cash proceeds from any private offerings of debt securities made in lieu of issuing Plan Notes would be distributed to the Asbestos PI Trust.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Under the POR, unsecured creditors whose claims (other than claims on debt securities) are less than $10 thousand or who elect to reduce their claims to $10 thousand would be treated as “convenience creditors” and would receive payment of 75% of their allowed claim amount in cash (which payments would reduce the amount of Available Cash).

Under the POR, the existing equity interests in AWI (including all of its outstanding shares of common stock) would be cancelled. The POR provides for the distribution of warrants to purchase shares of reorganized Armstrong (the “Warrants”) to the holders of AWI’s existing common stock. The terms of the Warrants are provided in an exhibit to the POR. The Warrants:

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

Whether any value would be realized from the Warrants would depend on whether the market value of reorganized Armstrong’s new common stock reaches a value in excess of the exercise price of the Warrants during the period that they may be exercised.

AHI’s shareholders were not entitled to vote on the POR. However, AHI’s shareholders were sent the Disclosure Statement and POR. If the POR is implemented, the only value that would be available to AHI shareholders is their ratable share of the Warrants available upon the contemplated dissolution of AHI. See AHI’s Plan of Dissolution below. As discussed above, however, on February 23, 2005, the U.S. District Court entered an order denying confirmation of the POR. In the court’s decision (which is available at www.armstrongplan.com), the Judge found that, because the class of unsecured creditors voted to reject the POR, the distribution of warrants to existing equity holders under the POR violated the absolute priority rule.

Valuation of Consideration to be Distributed under the POR (unaudited)

Based upon many assumptions (see Disclosure Statement discussion above), to calculate the value of consideration to be distributed, AWI used $2.7 billion as the value of reorganized Armstrong. This is the mid-point of the range of estimated values of $2.4 billion and $3.0 billion that was estimated by AWI and its financial advisors during the third quarter of 2003. AWI’s estimated value of the consideration to be distributed under the POR to the Asbestos PI Trust, holders of allowed unsecured claims and AWI’s existing common stock, is:

•	New common stock at $30 a share, which is the approximate mid-point of the range of estimated values of $24.66 and $35.30 per share, assuming a distribution of 56.4 million shares of new common stock to holders of unsecured claims and the Asbestos PI Trust;

•	Plan Notes in the aggregate principal amount of $775 million, that are worth their face value;

•	Available Cash of approximately $350 million that AWI expects to have; and

•	Warrants with an estimated value of between $35 million and $40 million.

The total value of the consideration to be distributed to the Asbestos PI Trust, other than rights under asbestos non-product liability insurance policies, has been estimated to be approximately $1.8 billion, and the total value of consideration to be distributed to holders of allowed unsecured claims (other than convenience claims) has been estimated to be approximately $0.9 billion. Based upon the estimated value of the POR consideration, and upon AWI’s estimate that unsecured claims allowed by the Bankruptcy Court (other than convenience claims) would total approximately $1.65 billion, AWI estimated that holders of allowed unsecured claims (other than convenience claims) would receive a recovery having a value equal to approximately 59.5% of their allowed claims.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

AHI’s Plan of Dissolution, Winding Up and Distribution (“Plan of Dissolution”)

In connection with the implementation of the POR, the Warrants would be issued to AHI (or a wholly-owned subsidiary of AHI). The Board of Directors of AHI has determined that it is not practicable for AHI to continue in operation as an on-going business owning the Warrants, which would then be AHI’s only asset. Accordingly, the Board of Directors of AHI approved and recommended to AHI shareholders the Plan of Dissolution, whereby AHI would voluntarily dissolve and wind up its affairs in accordance with Pennsylvania law and, subject to completion of AHI’s winding up (including the satisfaction of any liabilities of AHI), distribute any remaining Warrants to the shareholders. At a special meeting of AHI shareholders on January 7, 2004, the Plan of Dissolution was approved. The POR provides that AWI would pay the costs and expenses incurred in connection with administering AHI’s Plan of Dissolution.

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

Bar Date for Filing Claims

The Bankruptcy Court established August 31, 2001 as the bar date for all claims against AWI except for asbestos-related personal injury claims and certain other specified claims. A bar date is the date by which claims against AWI must be filed if the claimants wish to participate in any distribution in the Chapter 11 Case. A bar date for asbestos-related personal injury claims (other than claims for contribution, indemnification, or subrogation) has been rendered unnecessary under the terms of the POR, which defers the filings of such claims until the Asbestos PI Trust is established to administer such claims.

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

Approximately 1,100 proofs of claim totaling approximately $1.3 billion are pending with the Bankruptcy Court that are associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI’s participation in the Center for Claims Resolution. As stated above, the bar date of August 31, 2001 did not apply to asbestos-related personal injury claims other than claims for contribution, indemnification, or subrogation. The POR contemplates that all AWI asbestos-related personal injury claims, including claims for contribution, indemnification, or subrogation, will be addressed in the future pursuant to the procedures relating to the Asbestos PI Trust developed in connection with the POR. See further discussion regarding AWI’s liability for asbestos-related matters in Note 32.

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

Financing

AWI has a $75.0 million debtor-in-possession credit facility that currently is limited to issuances of letters of credit. This facility was extended to December 8, 2005 with approval of the Bankruptcy Court, granted on November 15, 2004. As of December 31, 2004, AWI had approximately $40.6 million in letters of credit, which were issued pursuant to the DIP Facility. As of December 31, 2004, AWI had $308.7 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. AWI believes that cash on hand and generated from operations and dividends from its subsidiaries, together with subsidiary lines of credit and the DIP Facility, will be adequate to address its foreseeable liquidity needs. Obligations under the DIP Facility, including reimbursement of draws under the letters of credit, if any, constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact

AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate pre-Filing liabilities that are subject to compromise and report them separately on the balance sheet. See Note 4 for detail of the liabilities subject to compromise at December 31, 2004 and December 31, 2003. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s pre-Filing debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of AWI subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI’s estimated liability for asbestos-related personal injury claims is also recorded in liabilities subject to compromise. See Note 32 for further discussion of AWI’s asbestos liability.

Additional pre-Filing claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities during 2004, 2003 and 2002:

	2004	2003	2002
Professional fees	$11.5	$25.2	$27.8
Interest income, post-Filing	(4.8)	(3.4)	(3.5)
Reductions to pre-Filing liabilities	—	(12.9)	(1.1)
Other expense directly related to bankruptcy, net	0.2	0.5	0.3

Total Chapter 11 reorganization costs, net	$6.9	$9.4	$23.5

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

Conclusion

AWI is unable to predict whether the POR will be confirmed or when AWI would emerge from Chapter 11. Therefore, the timing and terms of a resolution of the Chapter 11 Case remain uncertain.

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

Use of Estimates. These financial statements are prepared in accordance with generally accepted accounting principles and include management estimates and judgments, where appropriate. Management utilizes estimates to record many items including asbestos-related liabilities and insurance assets, allowances for bad debts, inventory obsolescence and lower of cost or market charges, warranty, workers compensation, general liability and environmental claims. When preparing an estimate, management determines the amount based upon considering relevant information. Management may confer with outside parties, including outside counsel. Actual results may differ from these estimates.

Reclassifications. Certain amounts in the prior years’ consolidated financial statements and notes thereto have been reclassified to conform to the 2004 presentation. These reclassifications were made to the consolidated statements of earnings and primarily consisted of reclassifying 2003 and 2002 amounts from other non-operating income and other non-operating expense to selling, general and administrative (“SG&A”) expense and discontinued operations.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Revenue Recognition: We recognize revenue from the sale of products when persuasive evidence of an arrangement exists, title and risk of loss transfers to the customers, prices are fixed and determinable, and it is reasonably assured the related accounts receivable is collectable. Our sales terms primarily are FOB shipping point. We have some sales terms that are FOB destination. Our products are sold with normal and customary return provisions. Sales discounts are deducted immediately from the sales invoice. Provisions, which are recorded as a reduction of revenue, are made for the estimated cost of rebates and promotional programs. We defer recognizing revenue if special sales agreements, established at the time of sale, warrant this treatment.

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

Concentration of Credit. We principally sell products to customers in the building products industries, in various geographic regions. Net sales in excess of 10% of our consolidated net sales for 2004, 2003 and 2002 were:

Customer	2004	2003	2002
The Home Depot, Inc.	$393.4	$400.0	$380.3
Lowe’s Companies, Inc.	(1)	318.7	(1)

(1)	Net sales to Lowe’s Companies, Inc. were less than 10% of consolidated net sales.

Net sales to these customers were recorded in our Resilient Flooring, Wood Flooring and Building Products segments. No other customers accounted for 10% or more of our total consolidated net sales.

There are no significant concentrations of credit risk other than with two home center customers who represent 22% of our trade receivables as of December 31, 2004 and 2003. We monitor the creditworthiness of our customers and generally do not require collateral.

Receivables. We sell the vast majority of our products to select, pre-approved customers using customary trade terms that allow for payment in the future. Customer trade receivables, customer notes receivable and miscellaneous receivables (which include supply related rebates and claims to be received, unpaid insurance claims from litigation and other), net of allowances for doubtful accounts,

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

are reported in accounts and notes receivable, net. Notes receivable from divesting certain businesses in prior years are included in other current assets and other non-current assets based upon the payment terms. Insurance receivables for asbestos-related liabilities are primarily non-current, with the current portion reported in other current assets.

We establish credit worthiness prior to extending credit. We estimate the recoverability of current and non-current receivables each period. This estimate is based upon triggering events and new information in the period, which can include the review of any available financial statements and forecasts, as well as discussions with legal counsel and the management of the debtor company. Periodic changes to the allowances for doubtful accounts and/or impairment charges are made to reflect our estimate.

Inventories. Inventories are valued at the lower of cost or market. Inventories also include certain resilient flooring samples used in ongoing sales and marketing activities.

Property and Depreciation. Property, plant and equipment values are stated at acquisition cost less accumulated depreciation and amortization. Depreciation charges for financial reporting purposes are determined on a straight-line basis at rates calculated to provide for the retirement of assets at the end of their useful lives. Machinery and equipment includes manufacturing equipment (depreciated over 3 to 20 years), computer equipment (3 to 5 years) and office furniture and equipment (5 to 10 years). Within manufacturing equipment, assets that are subject to quick obsolescence or wear out quickly, such as tooling and engraving equipment, are depreciated over shorter periods (3 to 7 years). Heavy production equipment, such as conveyors and production presses, are depreciated over longer periods (15 to 20 years). Buildings are depreciated over 20 to 40 years, depending on factors such as type of construction and use.

In accordance with Financial Accounting Standards Board (“FSAB”) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“FAS 144”) effective January 1, 2002, impairment losses are recorded when indicators of impairment are present, such as operating losses and/or negative cash flows. For purposes of calculating any impairment, we estimate the fair value and compare it to the carrying value of the asset. If the fair value is less than the carrying value of the asset, we record an impairment equal to the difference between the fair value and carrying value of the asset. When assets are disposed of or retired, their costs and related depreciation are removed from the financial statements and any resulting gains or losses normally are reflected in SG&A expenses.

Costs of the construction of certain property include capitalized interest which is amortized over the estimated useful life of the related asset. There was no capitalized interest recorded in 2004, 2003 and 2002 due to the Chapter 11 Filing.

Goodwill and Other Intangibles. Effective January 1, 2002, we adopted FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Our annual impairment test is performed in the fourth quarter. FAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment. See Note 12 for disclosure on goodwill and other intangibles.

Contingent Liabilities. In the context of the Chapter 11 Case, contingent liabilities, including claims that became known after the Filing, are recorded on the basis of the expected amount of the allowed claim in accordance with SOP 90-7 as opposed to the amount for which a claim may be settled.

Foreign Currency Transactions. Assets and liabilities of our subsidiaries operating outside the United States, which account in a functional currency other than US dollars, are translated using the year end exchange rate. Revenues and expenses are translated at exchange rates effective during each month.

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

Financial Instruments and Derivatives. From time to time, we use derivatives and other financial instruments to diversify or offset the effect of currency, interest rate and commodity price variability. See Note 20 for further discussion.

Stock-based Employee Compensation. At December 31, 2004, we had three stock-based employee compensation plans, which are described more fully in Note 25. No equity compensation has been granted since AWI filed for Chapter 11 in December 2000, other than commitments entered into prior to the Chapter 11 filing. However, some previously granted restricted stock and options vested after that date. All outstanding options are vested as of December 31, 2004. We account for these plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The following table illustrates the effect on net income if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-based Compensation,” (“FAS 123”) to stock-based employee compensation.

	2004	2003	2002
Net (loss), as reported	$(80.8)	$(39.3)	$(2,142.8)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	0.1	0.6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(0.2)	(1.1)

Pro forma net (loss)	$(80.8)	$(39.4)	$(2,143.3)

Fiscal Periods. Prior to 2003, the fiscal years of the Wood Flooring and Cabinets segments ended on the Saturday closest to December 31, which was December 28, 2002. No events had occurred between these dates and December 31 materially affecting our financial position or results of operations. During 2003, the Wood Flooring and Cabinets segments transitioned to a calendar quarter and year end. The effect of this transition on our comparative financial information was immaterial.

New Accounting Standards

In December 2003, the FASB issued Statement of Financial Accounting Standards (FAS) No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“FAS 132R). This standard amends the disclosure requirements of FAS 132 to require additional disclosures about assets, obligations, cash flow and net periodic benefit cost. The revised standard was effective for fiscal years ending after December 15, 2003 for U.S. plans and for fiscal years ending after June 15, 2004 for foreign plans. The related disclosures have been included in Note 18.

In December 2004, the FASB issued FASB Staff Position (“FSP”) FAS No. 109-1 “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. This FSP, which became effective upon issuance, provides that the tax deduction for income with respect to qualified domestic production activities, as part of the American Jobs Creation Act of 2004 that was enacted on October 22, 2004, will be treated as a special deduction as described in FAS No. 109. As a result, this deduction has no effect on our deferred tax assets and liabilities existing at the date of enactment. Instead, the impact of this deduction, which is effective January 1, 2005, will be reported in the period in which the deduction is claimed on our income tax returns.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

In December 2004, the FASB issued FSP FAS No. 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. This FSP, which became effective upon issuance, allows an enterprise additional time beyond the financial reporting period of enactment of the American Jobs Creation Act of 2004 to evaluate the effect of this act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS No. 109. See Note 16, Income Taxes, for more information on the impact of adopting this FSP.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 3. NATURE OF OPERATIONS

Reportable Segments

Resilient Flooring — produces a broad range of floor coverings for homes and commercial and institutional buildings. Resilient Flooring products include vinyl sheet, vinyl tile, linoleum flooring and luxury vinyl tile. In addition, our Resilient Flooring segment sources and sells laminate flooring products, ceramic tile products, adhesives, installation and maintenance materials and accessories. Resilient Flooring products are offered in a wide variety of types, designs and colors. Many products offer reduced maintenance (no-wax). We sell these products to wholesalers, large home centers, retailers, contractors and to the manufactured homes industry.

Wood Flooring — produces and sources wood flooring products for use in new residential construction and renovation, with some commercial applications in stores, restaurants and high-end offices. The product offering includes solid wood (pre-finished or unfinished), engineered wood floors in various wood species (with oak being the primary species of choice) and related accessories. Virtually all of our Wood Flooring’s sales are in North America. Our Wood Flooring products are generally sold to independent wholesale flooring distributors and large home centers under the brand names Bruce®, Hartco® and Robbins®.

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

Building Products — produces suspended mineral fiber, soft fiber and metal ceiling systems for use in commercial, institutional and residential settings. In addition, our Building Products segment sources and sells wood ceiling systems. The products are available in numerous colors, performance characteristics and designs, and offer attributes such as acoustical control, rated fire protection and aesthetic appeal. Commercial ceiling materials and accessories are sold to ceiling systems contractors and to resale distributors. Residential ceiling products are sold through wholesalers and retailers (including large home centers), primarily in North America. Suspension system (grid) products manufactured by WAVE are sold by both Armstrong and our WAVE joint venture.

Cabinets — produces kitchen and bathroom cabinetry and related products, which are used primarily in the U.S. residential new construction and renovation markets. Through our system of company-owned and independent distribution centers and through direct sales to builders, our Cabinets segment provides design, fabrication and installation services to single and multi-family homebuilders, remodelers and consumers under the brand names Armstrong™ and Bruce®.

Unallocated Corporate — includes assets and expenses that have not been allocated to the business units. Unallocated Corporate assets are primarily deferred tax assets, cash and the U.S. prepaid pension cost. The most significant of the Unallocated Corporate expenses relates to asbestos charges as described in Note 32. Other expenses included in Unallocated Corporate are corporate departments’ expenses that have not been allocated to other reportable segments, and the U.S. pension credit. Unallocated Corporate also includes assets and equity earnings related to a corporate equity investment in Interface Solutions, Inc. Expenses for our corporate departments (including computer services, human resources, legal, finance and other) are allocated to the reportable segments when the departments provide specific work to the reportable segment and the expense allocation can be based on known metrics, such as time reporting, headcount or square-footage. The remaining expenses, which cannot be attributable to the reportable segments without a high degree of generalization, are reported in Unallocated Corporate.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

For the year ended 2004	Resilient Flooring	Wood Flooring	Textiles & Sports Flooring	Building Products	Cabinets	Unallocated Corporate	Total
Net sales to external customers	$1,215.1	$832.1	$265.4	$971.7	$213.0	—	$3,497.3
Equity (earnings) from joint venture	—	—	—	(31.6)	—	—	(31.6)
Segment operating income (loss)(1)	(150.2)	51.4	(7.1)	127.0	1.4	$(66.3)	(43.8)
Restructuring and reorganization charges, net of reversals	4.5	1.6	0.4	10.9	0.4	0.5	18.3
Segment assets	737.9	663.6	218.1	596.3	102.2	2,291.3	4,609.4
Depreciation and amortization	62.6	18.1	5.6	35.2	3.8	25.7	151.0
Fixed asset impairment loss	63.1	0.8	—	0.4	0.4	—	64.7
Goodwill impairment	108.4	—	—	—	—	—	108.4
Investment in affiliates	0.6	—	—	51.0	—	20.9	72.5
Capital additions	33.8	33.7	3.9	44.5	1.4	16.7	134.0

For the year ended 2003	Resilient Flooring	Wood Flooring	Textiles & Sports Flooring	Building Products	Cabinets	Unallocated Corporate	Total
Net sales to external customers	$1,181.5	$738.6	$271.9	$862.2	$204.8	—	$3,259.0
Equity (earnings) from joint venture	—	—	—	(20.8)	—	—	(20.8)
Segment operating income (loss) (1)	56.2	(4.0)	(11.0)	95.2	(11.1)	$(144.6)	(19.3)
Restructuring and reorganization charges, net of reversals	1.2	0.8	7.4	—	—	(0.8)	8.6
Segment assets	915.3	576.6	207.1	551.5	102.3	2,295.0	4,647.8
Depreciation and amortization	60.6	39.4	5.2	30.2	1.6	26.1	163.1
Fixed asset impairment loss	1.1	3.4	—	3.8	1.6	0.6	10.5
Investment in affiliates	0.6	—	—	29.5	—	18.8	48.9
Capital additions	26.5	17.3	3.4	22.3	1.6	7.0	78.1

For the year ended 2002	Resilient Flooring	Wood Flooring	Textiles & Sports Flooring	Building Products	Cabinets	Unallocated Corporate	Total
Net sales to external customers	$1,152.3	$719.3	$247.2	$826.6	$226.9	—	$3,172.3
Equity (earnings) from joint venture	—	—	—	(19.7)	—	—	(19.7)
Segment operating income (loss) (1)	64.6	53.0	(4.7)	96.5	(3.9)	$(2,550.7)	(2,345.2)
Restructuring and reorganization charges, net of reversals	2.2	—	(0.3)	—	—	—	1.9
Segment assets	890.7	619.7	203.4	544.6	116.6	2,129.8	4,504.8
Depreciation and amortization	54.7	16.8	5.6	32.2	2.2	25.2	136.7
Investment in affiliates	0.9	—	—	24.6	—	18.4	43.9
Capital additions	39.0	22.9	4.1	28.5	6.0	24.6	125.1

(1)	Segment operating income is the measure of segment profit or loss reviewed by the chief operating decision maker. The sum of the segments’ operating income equals the total consolidated operating income as reported on our income statement. The following reconciles our total consolidated operating income to income before taxes, extraordinary items, discontinued operations, and the cumulative effect of changes in accounting principles. These items are only measured and managed on a consolidated basis:

	2004	2003	2002
Segment operating income (loss)	$(43.8)	$(19.3)	$(2,345.2)
Interest expense	8.4	9.0	11.3
Other non-operating expense	3.1	5.7	3.6
Other non-operating (income)	(6.4)	(5.0)	(7.5)
Chapter 11 reorganization costs, net	6.9	9.4	23.5

(Loss) before taxes, extraordinary items, discontinued operations, and the cumulative effect of changes in accounting principles	$(55.8)	$(38.4)	$(2,376.1)

Accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

The sales in the table below are allocated to geographic areas based upon the location of the customer.

Geographic Areas

Net trade sales	2004	2003	2002
Americas:
United States	$2,338.9	$2,210.9	$2,197.0
Canada	177.6	162.2	152.6
Other Americas	31.8	24.8	26.4

Total Americas	$2,548.3	$2,397.9	$2,376.0

Europe:
Germany	$181.2	$178.2	$172.6
England	148.0	125.5	129.8
Other Europe	478.1	439.3	387.9

Total Europe	$807.3	$743.0	$690.3

Total Pacific area	$141.7	$118.1	$106.0

Total net trade sales	$3,497.3	$3,259.0	$3,172.3

Long-lived assets (property, plant and equipment), net at December 31	2004	2003
Americas:
United States	$823.6	$848.5
Canada	14.8	15.0

Total Americas	$838.4	$863.5

Europe:
Germany	$191.3	$224.0
Other Europe	150.8	150.8

Total Europe	$342.1	$374.8

Total Pacific area	$28.3	$29.0

Total long-lived assets, net	$1,208.8	$1,267.3

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

Liabilities subject to compromise at December 31, 2004 and December 31, 2003 are as follows:

	2004	2003
Debt (at face value)	$1,388.6	$1,388.6
Asbestos-related liability	3,190.6	3,190.6
Prepetition trade payables	58.9	58.9
Prepetition other payables and accrued interest	70.4	62.7
Amounts due to affiliates	4.7	4.7
ESOP loan guarantee	157.7	157.7

Total liabilities subject to compromise	$4,870.9	$4,863.2

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

See Note 17 for detail of debt subject to compromise.

NOTE 5. ACQUISITIONS

On May 18, 2000, we acquired privately-held Switzerland-based Gema Holding AG (“Gema”), a manufacturer and installer of metal ceilings, for $6 million plus certain contingent consideration not to exceed $25.5 million, based on results over the three year period ending December 31, 2002. In accordance with the purchase agreement, contingent consideration of $3.0 million was paid to the former owners, with the final payment being made in the third quarter of 2004.

The Gema acquisition was recorded under the purchase method of accounting. The purchase price was allocated to the assets acquired and the liabilities assumed based on the estimated fair market value at the date of acquisition. The fair market value of tangible and identifiable intangible net assets acquired exceeded the purchase price by $24.2 million and this amount was recorded as a reduction of the fair value of property, plant and equipment. Contingent consideration of $3.0 million was accounted for as additional purchase price.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 6. DISCONTINUED OPERATIONS

On May 31, 2000, Armstrong completed its sale of all entities, assets and certain liabilities comprising its Insulation Products segment. During 2003 and 2002, AHI recorded net losses of $2.4 million and $0.7 million respectively, for the impairment of some note receivables and the settlement of certain tax contingencies related to this divestiture.

On December 29, 1995, Armstrong sold a furniture subsidiary, Thomasville Furniture Industries. During 2004 and 2003, AHI recorded net losses of $0.4 million and $0.1 million, respectively, for the environmental and tax indemnification related to this divestiture.

In accordance with FAS 144, these adjustments were classified as discontinued operations since the original divestitures were reported as discontinued operations.

NOTE 7. OTHER DIVESTITURES

In July 2000, we sold our Installation Products Group to subsidiaries of the German company Ardex GmbH. During February 2003, we reached a settlement with Ardex on several open issues related to the sale and the ongoing supply agreement between Ardex and Armstrong. The settlement allowed for the payment of a pre-petition liability to Ardex with a discount, adjusted the pricing for our adhesives purchases, eliminated a minimum purchase requirement and resolved environmental remediation disputes. Under the settlement, Ardex filed a proof of claim related to environmental remediation in AWI’s Chapter 11 Case, which has been treated as an allowed unsecured claim. This claim resulted in a fourth quarter 2002 charge of $5.3 million, which was recorded in SG&A expense.

NOTE 8. ACCOUNTS AND NOTES RECEIVABLE

	2004	2003
Customer receivables	$372.0	$358.4
Customer notes	7.9	6.2
Miscellaneous receivables	14.7	17.0
Less allowance for discounts and losses	(58.5)	(66.2)

Net accounts and notes receivable	$336.1	$315.4

Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 9. INVENTORIES

Following are the components of our inventories:

	2004	2003
Finished goods	$362.9	$330.7
Goods in process	49.3	40.6
Raw materials and supplies	206.9	165.3
Less LIFO and other reserves	(89.9)	(82.2)

Total inventories, net	$529.2	$454.4

Approximately 40% of our total inventory in 2004 and 2003 was valued on a LIFO (last-in, first-out) basis. Inventory values were lower than would have been reported on a total FIFO (first-in, first-out) basis by $74.1 million at the end of 2004 and $62.0 million at year-end 2003.

The distinction between the use of different methods of inventory valuation is primarily based on geographical locations and/or legal entities rather than types of inventory. The following table summarizes the amount of inventory that is not accounted for under the LIFO method.

	2004	2003
International locations	$173.0	$162.0
U.S. Wood Flooring and Cabinets	119.4	100.9
U.S. sourced products	21.0	21.9

Total	$313.4	$284.8

Our international locations all use the FIFO method of inventory valuation primarily because either the LIFO method is not permitted for local tax and/or statutory reporting purposes, or the entities were part of various acquisitions that had adopted the FIFO method prior to our acquisition. In these situations, a conversion to LIFO would be highly complex and involve excessive cost and effort to achieve under local tax and/or statutory reporting requirements.

Several of the Wood Flooring and Cabinets entities were acquired by Triangle Pacific Corporation (“TPC”) prior to our acquisition of TPC in 1998. TPC had elected to retain the historical inventory valuation policies of the acquired companies and, on the basis of consistency and due to the excessive cost involved, we elected not to amend these policies.

The sourced products represent certain finished goods sourced from third party manufacturers of unique type, primarily from foreign suppliers.

NOTE 10. PROPERTY, PLANT AND EQUIPMENT

	2004	2003
Land	$77.0	$105.4
Buildings	657.4	659.7
Machinery and equipment	1,937.3	1,893.7
Construction in progress	77.8	43.3
Less accumulated depreciation and amortization	(1,540.7)	(1,434.8)

Net property, plant and equipment	$1,208.8	$1,267.3

In the fourth quarter of 2004, we recorded a $44.8 million fixed asset impairment charge in Resilient Flooring for our European resilient flooring business. This impairment charge reduced land by approximately $29 million and buildings by approximately $16 million and was reported in cost of goods sold. The fixed asset impairment charge was triggered by actual operating losses and negative cash flows incurred in the European resilient flooring business. The expectation is that the operating losses and negative cash flows will continue in the near future. The fixed asset fair values were determined by an independent appraisal firm.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 11. EQUITY INVESTMENTS

Investments in affiliates were $72.5 million at December 31, 2004, an increase of $23.6 million, primarily reflecting the equity earnings of our 50% interest in our WAVE joint venture and our remaining 35% interest in Interface Solutions, Inc. (“ISI”).

Affiliate	Income Statement Classification	2004	2003	2002
WAVE	Equity earnings from joint venture	$31.6	$20.8	$19.7
ISI	Other non-operating income	1.9	0.3	2.1
Other	Other non-operating expense	—	(0.4)	(0.1)

Condensed financial data for WAVE, our joint venture accounted for under the equity method of accounting is summarized below:

	2004	2003
Current assets	$145.1	$93.1
Non-current assets	33.8	32.3
Current liabilities	71.4	64.1
Other non-current liabilities	5.1	4.0

	2004	2003	2002
Net sales	$278.6	$213.8	$201.4
Gross profit	86.3	61.7	59.2
Net earnings	63.2	41.7	39.2

See discussion in Note 31 for additional information on these related parties.

NOTE 12. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of January 1, 2004, we had goodwill of approximately $244 million. FAS 142 requires that goodwill be tested for impairment at least annually. We perform our annual assessment in the fourth quarter.

During the second quarter of 2004, we concluded that an indication of impairment existed for our European resilient flooring goodwill, which was based on an assessment of financial projections incorporated in our annual strategic plan process. Continuing price declines and volume shortfalls related to our European resilient flooring products are causing significant operating losses, and we revised our projections accordingly. We calculated a preliminary estimate of the European resilient flooring reporting unit’s fair value using discounted cash flows. Based on this preliminary fair value calculation, we recorded a non-cash goodwill impairment loss of $60.0 million in the second quarter of 2004. In the fourth quarter of 2004, we completed our annual assessment of goodwill as required by FAS 142 and determined that based upon a revised strategic plan, our European resilient flooring goodwill was fully impaired. Therefore, we recorded a $48.4 million impairment charge. The goodwill impairment charges arose from the European resilient flooring reporting unit’s fair value being lower than its carrying value. The fair value was negatively affected by lower operating profits and expected future cash flows determined in recent forecasting analyses. We calculated the reporting unit’s fair value using discounted cash flows. No other goodwill impairment was identified in our annual assessment.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

The following table represents the changes in goodwill during 2004.

Goodwill by segment	January 1, 2004	Adjustments, net(1)	Impairments	December 31, 2004
Resilient Flooring	$107.1	$1.3	$(108.4)	—
Wood Flooring	110.4	(2.2)	—	$108.2
Building Products	14.0	1.2	—	15.2
Cabinets	12.6	—	—	12.6

Total consolidated goodwill	$244.1	$0.3	$(108.4)	$136.0

(1)	Primarily consists of the effects of resolution of pre-acquisition tax contingencies and foreign exchange.

In the fourth quarter of 2003, we completed our annual assessment of goodwill as required by FAS 142 and determined there was no impairment.

The following table represents the changes in goodwill during 2003.

Goodwill by segment	January 1, 2003	Adjustments, net(1)	Impairments	December 31, 2003
Resilient Flooring	$89.3	$17.8	$—	$107.1
Wood Flooring	113.8	(3.4)	—	110.4
Building Products	11.9	2.1	—	14.0
Cabinets	12.6	—	—	12.6

Total consolidated goodwill	$227.6	$16.5	$—	$244.1

(1)	Primarily consists of the effects of foreign exchange and resolution of pre-acquisition tax contingencies.

In the second quarter of 2002, we completed our initial assessment of goodwill under FAS 142 and recorded a $590.0 million non-cash transitional impairment charge related to the Wood Flooring segment. The impairment charge is presented in the income statement as a cumulative effect of a change in accounting principle as of January 1, 2002. The impairment charge arose from the Wood Flooring segment’s fair value being lower than our carrying value. The Wood Flooring segment’s fair value was determined using a combination of discounted cash flows, values implicit in precedent business combinations of similar companies in the building products industry and stock market multiples of publicly-traded flooring companies. The fair value was negatively affected by lower operating profits and cash flows than were assumed at the time of the acquisition in 1998. The shortfalls were caused by a combination of lower sales plus higher manufacturing costs. Under previous accounting rules, no goodwill impairment would have been recorded at January 1, 2002.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Intangible Assets

The following table details amounts related to our intangible assets as of December 31, 2004 and 2003.

	December 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Computer software	$109.8	$66.4	$104.1	$57.7
Land use rights and other	4.4	1.0	4.4	0.9

Total	$114.2	$67.4	$108.5	$58.6

Non-amortizing intangible assets
Trademarks and brand names	29.2		29.1

Total intangible assets	$143.4		$137.6

Aggregate Amortization Expense
For the year ended December 31	$15.4		$15.5

Amortization charges for computer software are determined on a straight-line basis at rates calculated to provide for the retirement of assets at the end of their useful lives, generally 3 to 7 years.

The annual amortization expense expected for the years 2005 through 2009 is as follows:

2005	$15.1
2006	11.8
2007	6.2
2008	$5.0
2009	2.8

In connection with our adoption of FAS 142 in 2002, it was determined that the fair value of one of Wood Flooring’s trademarks was lower than its carrying value. The fair value of the trademark was estimated using a discounted cash flow methodology. Accordingly, a non-cash transitional impairment charge of $6.0 million ($3.8 million, net of tax) was calculated and is presented in the income statement as a cumulative effect of a change in accounting principle as of January 1, 2002.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 13. OTHER NON-CURRENT ASSETS

	2004	2003
Cash surrender value of company owned life insurance policies	$66.8	$62.1
Long term notes receivable	31.8	27.9
Other	24.0	21.2

Total other non-current assets	$122.6	$111.2

NOTE 14. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	2004	2003
Payables, trade and other	$259.8	$221.9
Employment costs	65.7	41.8
Restructuring severance expenses	18.0	3.4
Other	103.9	87.1

Total accounts payable and accrued expenses	$447.4	$354.2

Certain other accounts payable and accrued expenses have been categorized as liabilities subject to compromise (see Note 4).

NOTE 15. RESTRUCTURING AND REORGANIZATION CHARGES

2004 Restructuring Activities

Net restructuring charges of $18.3 million were recorded in 2004. The following table summarizes these charges:

Action Title	Net Charge/ (Reversal)	(unaudited) Number of Employees Impacted	Segment
Hoogezand	$10.9	130	Building Products
North America SG&A	5.3	250	Resilient Flooring, Wood Flooring, Corporate
Lancaster Plant	1.0	450	Resilient Flooring
Searcy	0.8	230	Wood Flooring
Oss	0.7	70	Textiles & Sports Flooring
Morristown	0.4	100	Cabinet Products
European consolidation	(0.8)		Resilient Flooring, Textiles & Sports Flooring

Total	$18.3

Hoogezand: The charge is related to the first quarter 2004 decision to close the manufacturing facility and is comprised of severance and related costs. Closure of the plant was completed in the first quarter of 2005. The production will be transferred to another Building Products location in Münster, Germany and will result in a net reduction of approximately 72 positions. We have incurred $10.9 million of restructuring charges to-date and expect to incur an additional $7.7 million, which will be in 2005.

Additionally, we recorded $1.4 million of accelerated depreciation and $1.1 million of other related costs in cost of goods sold.

North America SG&A: The charge of $5.3 million ($4.0 million in Resilient Flooring, $0.8 million in Wood Flooring, and $0.5 million in Corporate) was recorded related to severance and related costs due to a restructuring of the sales force and management structure in North America in response to changing market conditions. This initiative was announced in the fourth quarter of 2004 and is expected to be completed by the second quarter of 2005. We have incurred $5.3 million of restructuring charges to-date and do not expect to incur any additional charges.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Lancaster Plant: The charge related to the fourth quarter 2004 decision to end commercial flooring production at Lancaster in 2006. Commercial flooring production requirements will be serviced by other facilities around the world. Of the $1.0 million charge, $0.6 million is a non-cash charge related to termination benefits to be paid through the U.S. pension plan. We expect to incur an additional $38 million of restructuring charges for severance between 2005 and 2008, with the majority of charges incurred in 2005. Additionally, we recorded $17.7 million of fixed asset impairments and $10.3 million of accelerated depreciation, both in cost of goods sold. We have incurred $1.0 million of severance related restructuring charges to-date.

Searcy: The charge is related to the fourth quarter 2004 decision to close a solid hardwood flooring location in Arkansas in the first quarter of 2005 and is comprised of estimated severance benefits and related costs. We will continue to manufacture solid wood flooring at other plants across the United States. We have incurred $0.8 million of restructuring charges to-date and expect to incur an additional $0.2 million, which will be in 2005.

Oss: The charge was recorded to reflect shutdown costs related to a plant closure in The Netherlands. The related severance charges were recorded during the third quarter of 2003 when the plant closure was announced. We will continue to manufacture carpet at other plants across Europe. We have incurred $4.7 million of restructuring charges to-date and expect to incur an additional $0.2 million, which will be in 2005.

Morristown: The charge related to the fourth quarter 2004 decision to close a plant in Tennessee in the first quarter of 2005. Manufacturing will be consolidated at two existing plants in the United States. We have incurred $0.4 million of severance related restructuring charges to-date and expect to incur an additional $0.4 million, which will be in 2005. Additionally, we recorded $1.5 million of accelerated depreciation and $0.4 million of fixed asset impairments, both in cost of goods sold.

European consolidation: The net reversals comprised certain severance accruals that were no longer necessary in the remaining accruals from the 2003 and 2002 charges in the Textiles and Sports Flooring ($0.3 million) and Resilient Flooring ($0.5 million) segments.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

2003 Restructuring Activities

Net restructuring charges of $8.6 million were recorded in 2003. These charges are summarized in the following table:

Action Title	Net Charge/ (Reversal)	Number of Employees Impacted	Segment
European consolidation	$4.4	60	Resilient Flooring, Textiles & Sports Flooring
Oss	4.0	70	Textiles & Sports Flooring
Port Gibson	0.5	150	Wood Flooring
Warren	0.3	120	Wood Flooring
Baroda	0.2	70	Resilient Flooring
U.K. lease	(0.8)		Corporate

Total	$8.6

European consolidation: The charge related to severance and retirement benefits for employees in the Textiles and Sports Flooring ($3.4 million) and Resilient Flooring ($1.0 million) segments, as part of the restructuring plan to consolidate certain functions in the European flooring business. This consolidation was completed in 2004.

Oss: The charge related primarily to severance benefits for employees at a plant in The Netherlands, which was closed by the end of 2004. The closure was part of the 2002 restructuring plan to consolidate certain functions in the European flooring business. Of the $4.0 million, $0.3 million represented a non-cash charge for retirement benefits, which was accounted for as a reduction of the prepaid pension asset. Additionally, we recorded $0.3 million of accelerated depreciation in cost of goods sold.

Port Gibson: The charge was for severance benefits related to a manufacturing location in Mississippi, which was closed effective September 2003 due to excess production capacity. The production was transferred to another Wood Flooring location. Additionally, we recorded $15.1 million of accelerated depreciation and $0.8 million of fixed asset impairments, both in cost of goods sold.

Warren: The charge related to the closing of a manufacturing location in Arkansas. This location was closed in the fourth quarter of 2003. Additionally, we recorded $6.7 million of accelerated depreciation in cost of goods sold.

Baroda: The charge related to the closing of a plant in India. This plant was closed in the fourth quarter of 2003. Additionally, we recorded $0.1 million of accelerated depreciation in cost of goods sold.

U.K. lease: A portion of the remaining reserve related to a noncancelable operating lease in the U.K. was reversed as a result of reaching agreement with outside parties on future rent increases and disputed rent payments by a sublessee. This lease extends through 2017.

In 2002, we recorded restructuring charges, net, of $1.9 million, primarily related to $2.2 million of European resilient flooring and reversals of some TSF accruals that were no longer necessary.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

The following table summarizes activity in the reorganization and restructuring accruals for 2004 and 2003. The net amount of charges and reversals in the table does not agree to the income statement due to non-cash charges for enhanced retirement benefits that did not affect the restructuring accrual accounts.

	Beginning Balance	Cash Payments	Charges	Reversals	Other	Ending Balance
2004	$10.0	$(4.1)	$18.6	$(0.9)	$1.2	$24.8
2003	9.1	(8.7)	10.1	(1.8)	1.3	10.0

The amount in “other” for 2004 and 2003 is primarily related to foreign currency translation.

Of the 2004 and 2003 ending balances, $1.3 million is reported in liabilities subject to compromise.

Substantially all of the remaining balance of the restructuring accrual as of December 31, 2004 relates to severance for terminated employees with extended payouts, the majority of which will be paid in 2005 and 2006, and a noncancelable operating lease, which extends through 2017.

NOTE 16. INCOME TAXES

The tax effects of principal temporary differences between the carrying amounts of assets and liabilities and their tax bases are summarized in the table below. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize deferred tax assets, except for certain state and foreign net operating loss carryforwards and other basis adjustments for which we have provided a valuation allowance of $265.5 million. We have $1,387.8 million of state net operating loss carryforwards with expirations between 2005 and 2024, and $298.7 million of foreign net operating loss carryforwards, which will be carried forward indefinitely. The decrease in the deferred tax asset related to state net operating losses was primarily due to the expiration of state net operating loss carryforwards and management’s detailed analysis of state net operating losses available. The valuation allowance increased by $43.1 million in 2004 primarily due to management’s detailed analysis of state deferred tax assets and liabilities and the addition of new foreign net operating losses generated by current year operations offset by the expiration of state net operating loss carryforwards.

Deferred income tax assets (liabilities)	2004	2003
Postretirement and postemployment benefits	$116.0	$91.0
Chapter 11 reorganization costs and restructuring costs	21.5	16.4
Asbestos-related liabilities	1,352.7	1,153.9
Foreign tax credit carryforward	—	2.3
Net operating losses	139.0	211.2
Other	193.8	135.3

Total deferred tax assets	1,823.0	1,610.1
Valuation allowance	(265.5)	(222.4)

Net deferred tax assets	1,557.5	1,387.7

Accumulated depreciation	(199.1)	(200.6)
Pension credit	(182.6)	(144.1)
Insurance for asbestos-related liabilities	(38.3)	(33.2)
Tax on unremitted earnings	(28.8)	(27.0)
Other	(172.4)	(73.7)

Total deferred income tax liabilities	(621.2)	(478.6)

Net deferred income tax assets	$936.3	$909.1

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Deferred income taxes have been classified in the Consolidated Balance Sheet as:
Deferred income tax asset – current	$15.6	$19.2
Deferred income tax asset – non-current	941.6	988.3
Deferred income tax liability – current	(1.1)	(3.3)
Deferred income tax liability – non-current	(19.8)	(95.1)

Net deferred income tax assets	$936.3	$909.1

Details of taxes	2004	2003	2002
Earnings (loss) from continuing operations before income taxes:
Domestic	$77.5	$(53.7)	$(2,398.0)
Foreign	(130.8)	20.0	21.9
Eliminations	(4.1)	(4.7)	—

Total	$(54.2)	$(38.4)	$(2,376.1)

Income tax provision (benefit):
Current:
Federal	$33.1	$25.2	$35.2
Foreign	14.5	20.8	10.6
State	(0.9)	3.9	1.4

Total current	46.7	49.9	47.2

Deferred:
Federal	(15.1)	(41.5)	(874.1)
Foreign	(6.2)	(9.3)	(1.6)
State	(0.3)	(0.7)	0.7

Total deferred	(21.6)	(51.5)	(875.0)

Total income taxes (benefit)	$25.1	$(1.6)	$(827.8)

At December 31, 2004, unremitted earnings of subsidiaries outside the U.S. were $342.6 million. We expect to repatriate $82.2 million of earnings for which $1.8 million of U.S. taxes were provided in 2004 and $27.0 million in 2000. No U.S. taxes have been provided on the remaining unremitted earnings as our intention is to invest these earnings permanently. If such earnings were to be remitted, approximately $30.3 million in net taxes would be payable in the U.S. in addition to $5.8 million of non-U.S. withholding taxes. On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We may elect to apply this provision to qualifying earnings repatriations in 2005. We have started an evaluation of the effects of the repatriation provision; however, we do not expect to be able to complete this evaluation until after Congress or the U.S. Treasury Department provides additional clarifying language on key elements of the provision. We expect to complete our evaluation of the effects of the repatriation provision following the publication of the additional clarifying language or by the end of 2005 since the AJCA requires that qualifying dividends need to be paid to the U.S. before the close of the 2005 tax year. The range of possible amounts that we are considering for repatriation under this provision is between zero and $250 million. The related potential range of income tax expense is between zero and $15 million.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

The 2004, 2003 and 2002 tax provisions reflect the reversal of certain federal, state and foreign tax accruals no longer required due to the completion of tax audits and expiration of statutes of limitation partially offset by certain nondeductible expenses.

Reconciliation to U.S. statutory tax rate	2004	2003	2002
Continuing operations tax (benefit) at statutory rate	$(19.0)	$(13.4)	$(831.6)
State income taxes, net of federal benefit	(2.8)	0.4	1.7
Foreign losses and change in valuation allowance	18.4	7.8	7.2
Tax on foreign and foreign-source income	(3.4)	(5.8)	(16.2)
Goodwill impairment	37.9	—	—
Bankruptcy reorganization expense	(5.1)	9.0	9.6
Permanent book/tax differences	(2.7)	0.4	1.5
Net tax on unremitted earnings	1.8	—	—

Tax expense (benefit) at effective rate	$25.1	$(1.6)	$(827.8)

Other taxes	2004	2003	2002
Payroll taxes	$81.5	$78.0	$76.1
Property, franchise and capital stock taxes	17.8	15.8	12.6

NOTE 17. DEBT

(See Note 4 regarding treatment of prepetition debt.)

	2004	Average year-end interest rate	2003	Average year-end interest rate
Borrowings under lines of credit	$450.0	7.18%	$450.0	7.18%
Commercial paper	50.0	6.75%	50.0	6.75%
Foreign banks	11.1	3.68%	3.9	3.62%
Bank loans due 2004-2015	24.7	6.04%	34.1	5.65%
9.00% medium-term notes due 2001	7.5	9.00%	7.5	9.00%
6.35% senior notes due 2003	200.0	6.35%	200.0	6.35%
6.50% senior notes due 2005	150.0	6.50%	150.0	6.50%
9.75% debentures due 2008	125.0	9.75%	125.0	9.75%
7.45% senior notes due 2029	200.0	7.45%	200.0	7.45%
7.45% senior quarterly interest bonds due 2038	180.0	7.45%	180.0	7.45%
Industrial development bonds	21.0	4.13%	21.0	3.85%
Capital lease obligations	2.7	7.63%	3.3	7.63%
Other	15.1	8.61%	15.3	8.56%

Subtotal	1,437.1	7.21%	1,440.1	7.20%
Less debt subject to compromise	1,388.6	7.29%	1,388.6	7.29%
Less current portion and short-term debt	19.3	4.74%	12.1	5.13%

Total long-term debt, less current portion	$29.2	4.80%	$39.4	4.72%

Approximately $35.7 million of the $48.5 million of total debt not subject to compromise outstanding as of December 31, 2004 was secured with buildings and other assets. Approximately $37.0 million of the $51.5 million of total debt not subject to compromise outstanding as of December 31, 2003 was secured with buildings and other assets.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Scheduled payments of long-term debt, excluding debt subject to compromise :

2005	$8.2
2006	6.5
2007	1.9
2008	$1.5
2009	1.3

Debt from the table above included in liabilities subject to compromise consisted of the following at December 31, 2004 and 2003.

	2004	2003
Borrowings under lines of credit	$450.0	$450.0
Commercial paper	50.0	50.0
9.00% medium-term notes due 2001	7.5	7.5
6.35% senior notes due 2003	200.0	200.0
6.50% senior notes due 2005	150.0	150.0
9.75% debentures due 2008	125.0	125.0
7.45% senior notes due 2029	200.0	200.0
7.45% senior quarterly interest bonds due 2038	180.0	180.0
Industrial development bonds	11.0	11.0
Other	15.1	15.1

Total debt subject to compromise	$1,388.6	$1,388.6

In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $86.9 million, $95.1 million and $99.9 million for 2004, 2003 and 2002, respectively. Unrecorded interest expense reflects the amount of interest expense we would have incurred under the original maturities of prepetition debt.

On November 15, 2004, the Bankruptcy Court announced it had approved AWI’s motion to extend the maturity date from December 8, 2004, to December 8, 2005, on its $75 million DIP Facility that is limited to issuances of letters of credit. Obligations under the DIP Facility to reimburse drawings under the letters of credit constitute a super-priority administrative expense claim in the Chapter 11 Case. As of December 31, 2004 and 2003, AWI had approximately $40.6 million and $22.8 million, respectively, in letters of credit that were issued under the DIP Facility.

In addition, certain foreign subsidiaries have approximately $38.5 million of unused short-term lines of credit available from banks. The credit lines are subject to immaterial annual commitment fees.

NOTE 18. PENSION AND OTHER BENEFIT PROGRAMS

We have defined benefit pension plans and postretirement medical and insurance benefit plans covering eligible employees worldwide. We also have defined-contribution pension plans for eligible employees. Benefits from defined benefit pension plans, which cover substantially all employees worldwide, are based primarily on an employee’s compensation and years of service. We fund our pension plans when appropriate. The U.S. defined benefit pension plans were closed to new salaried and salaried production employees on January 1, 2005. We fund postretirement benefits on a pay-as-you-go basis, with the retiree paying a portion of the cost for health care benefits by means of deductibles and contributions. We announced in 1989 and 1990 a 15-year phase-out of health care benefits for certain future retirees. These future retirees include parent company nonunion employees and some union employees.

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

Pursuant to guidance issued in the second quarter of 2004 by the FASB, we elected to begin recording the effect of the Act in the second quarter of 2004, retroactive to January 1, 2004. The Act affects both operating income and balance sheet liabilities over time. The total year benefit of $7.0 million was recorded in cost of goods sold ($3.9 million) and SG&A ($3.1 million). The reduction in the accumulated postretirement benefit obligation related to the Medicare benefit was $52.4 million, reflected in actuarial (gain)/loss in the table below.

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

We use a December 31 measurement date for our U.S. defined benefit plans.

	Pension Benefits		Retiree Health and Life Insurance Benefits
U.S. defined-benefit plans	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation as of January 1	$1,570.8	$1,423.4	$436.6	$458.2
Service cost	23.2	21.8	3.4	3.4
Interest cost	91.3	91.8	22.3	26.2
Plan participants’ contributions	—	—	5.7	4.6
Plan amendments	0.9	20.2	—	(60.0)
Effect of special termination benefits	0.6	—	—	—
Actuarial (gain)/loss	50.9	111.2	(37.0)	38.0
Benefits paid	(100.3)	(97.6)	(34.3)	(33.8)

Benefit obligation as of December 31	$1,637.4	$1,570.8	$396.7	$436.6

Change in plan assets:
Fair value of plan assets as of January 1	$1,882.9	$1,603.6	—	—
Actual return on plan assets – gain	224.5	373.7	—	—
Employer contribution	3.3	3.2	$28.6	$29.2
Plan participants’ contributions	—	—	5.7	4.6
Benefits paid	(100.3)	(97.6)	(34.3)	(33.8)

Fair value of plan assets as of December 31	$2,010.4	$1,882.9	$0.0	$0.0

Funded status of the plans	$373.0	$312.1	$(396.7)	$(436.6)
Unrecognized net actuarial (gain)/loss	(46.4)	(19.0)	193.2	240.3
Unrecognized prior service cost	117.7	134.2	(40.7)	(45.9)

Net asset/(liability) recognized	$444.3	$427.3	$(244.2)	$(242.2)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

	Pension Benefits		Retiree Health and Life Insurance Benefits
U.S. defined-benefit plans	2004	2003	2004	2003
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.75%	6.00%	5.75%	6.00%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.00%	6.50%	6.00%	6.50%
Expected return on plan assets	8.00%	8.00%	n/a	n/a
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

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

Each asset class utilized by the RIP has a targeted asset allocation. The table below shows the asset allocation target and the December 31, 2004 and 2003 position for each asset class:

Asset Class	Target Weight at December 31, 2004	Position at December 31,
		2004	2003
Domestic equity	41%	40%	43%
International equity	22%	25%	25%
High yield bonds	5%	6%	6%
Long duration bonds	25%	24%	22%
Real estate	7%	1%	1%
Other fixed income	0%	4%	3%

Domestic equity included AHI common stock in the amount of $1.6 million (0.08% of total RIP assets) at December 31, 2003. No AHI common stock was held at December 31, 2004.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Basis of Rate-of-Return Assumption

Long-term asset class return assumptions are determined based on input from investment professionals and academic sources on the expected performance of the equity and bond markets over 10 to 20 years. The forecasts were averaged to come up with consensus passive return forecasts for each asset class. An incremental component was added for the expected return from active management based both on the RIP’s experience and on historical information obtained from the RIP’s investment consultants. These forecast gross returns were reduced by estimated management fees and expenses, yielding a long-term return forecast of 8.00% per annum.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Retiree Health and Life Insurance Benefits
	2004	2003	2004	2003
Prepaid pension costs	$465.1	$445.8
Pension benefit liabilities	(41.2)	(38.3)	$(244.2)	$(242.2)
Intangible asset	0.5	0.8	—	—
Other comprehensive income	19.9	19.0	—	—

Net asset/(liability) recognized	$444.3	$427.3	$(244.2)	$(242.2)

The accumulated benefit obligation for the U.S. defined benefit pension plans was $1,551.0 million and $1,464.1 million at December 31, 2004 and 2003, respectively.

	Pension Benefits
U.S. pension plans with benefit obligations in excess of assets	2004	2003
Projected benefit obligation, December 31	$46.1	$43.4
Accrued benefit obligation, December 31	41.2	38.3
Fair value of plan assets, December 31	—	—

The above table relates to the Retirement Benefit Equity Plan, which is a nonqualified, unfunded plan designed to provide pension benefits in excess of the limits defined under Sections 415 and 401(a)(17) of the Internal Revenue Code.

The components of pension credit are as follows:

	Pension Benefits
U.S. defined-benefit plans	2004	2003	2002
Service cost of benefits earned during the year	$23.2	$21.8	$17.2
Interest cost on projected benefit obligation	91.3	91.8	89.1
Expected return on plan assets	(147.7)	(144.5)	(154.4)
Amortization of transition asset	—	—	(2.1)
Amortization of prior service cost	17.4	17.9	17.6
Amortization of net actuarial loss/(gain)	1.5	1.4	(6.6)

Net periodic pension credit	$(14.3)	$(11.6)	$(39.2)

In addition, we recorded a separate charge in 2004 of $0.6 million within restructuring expense for special termination benefits related to the closure of certain operations at a manufacturing plant in Lancaster. See Note 15 for further information.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

The components of postretirement benefits cost are as follows:

	Retiree Health and Life Insurance Benefits
U.S. defined-benefit plans	2004	2003	2002
Service cost of benefits earned during the year	$3.4	$3.4	$5.6
Interest cost on accumulated postretirement benefit obligation	22.3	26.2	28.1
Amortization of prior service cost (benefit)	(5.1)	(5.1)	0.2
Amortization of net actuarial loss	9.7	12.3	11.2

Net periodic postretirement benefit cost	$30.3	$36.8	$45.1

For measurement purposes, an average rate of 9% annual increase in the per capita cost of covered health care benefits was assumed for 2005, decreasing 1% per year to an ultimate rate of 6%. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One percentage point
U.S. retiree health and life insurance benefit plans	Increase	Decrease
Effect on total of service and interest cost components	$1.5	$(1.3)
Effect on postretirement benefit obligation	22.8	(19.4)

We expect to contribute $3.3 million to our U.S. defined benefit pension plans and $28.0 million to our U.S. postretirement benefit plans in 2005.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years for our U.S. plans:

	Pension Benefits	Retiree Health and Life Insurance Benefits
2005	$98.0	$28.0
2006	96.7	26.6
2007	95.9	27.3
2008	95.9	27.7
2009	96.0	28.1
2010-2014	505.6	143.3

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

We use a December 31 measurement date for most of our non-U.S. defined benefit plans.

	Pension Benefits
Non-U.S. defined-benefit plans	2004	2003
Change in benefit obligation:
Benefit obligation as of January 1	$403.8	$340.1
Service cost	9.3	8.2
Interest cost	21.2	19.4
Plan participants’ contributions	3.6	2.8
Plan amendments	0.2	(5.7)
Effect of settlements and curtailments	—	(0.9)
Foreign currency translation adjustment	37.1	57.1
Actuarial loss	33.1	2.4
Benefits paid	(20.3)	(19.6)

Benefit obligation as of December 31	$488.0	$403.8

Change in plan assets:
Fair value of plan assets as of January 1	$200.4	$153.7
Actual return on plan assets gain	17.7	19.4
Employer contributions	28.3	19.4
Plan participants’ contributions	3.6	2.8
Foreign currency translation adjustment	18.5	24.7
Benefits paid	(20.3)	(19.6)

Fair value of plan assets as of December 31	$248.2	$200.4

Funded status of the plans	$(239.8)	$(203.4)
Unrecognized net actuarial loss	89.3	53.0
Unrecognized transition obligation	(0.3)	(0.1)
Unrecognized prior service benefit	(0.7)	(0.5)

Net liability recognized	$(151.5)	$(151.0)

The funded status of non-U.S. defined-benefit plans was determined using the following assumptions:

	Pension Benefits
Non-U.S. defined-benefit plans	2004	2003
Weighted-average assumptions used to determine benefit obligations at December 31:	4.80%	5.40%
Discount rate
Rate of compensation increase	3.20%	3.40%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.40%	5.50%
Expected return on plan assets	6.40%	6.40%
Rate of compensation increase	3.40%	3.40%

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Investment Policies

Each of the funded non-US pension plan’s primary investment objective is to earn sufficient long-term returns on investments both to increase the ratio of the assets to liabilities in order for the plans to meet their benefits obligations, and to minimize required cash contributions to the plans. This is to be achieved by (a) investing in publicly-traded equities, (b) limiting return volatility by diversifying investments among additional asset classes with differing expected rates of return and return correlations, and (c) utilizing long duration bonds to limit the volatility of the plans’ asset/liability ratios.

Each asset class utilized has a targeted asset allocation. The table below shows the asset allocation target and the December 31, 2004 and 2003 position for each asset class:

	Target Weight at December 31, 2004	Position at December 31,
Asset Class		2004	2003
Equities	49%	49%	50%
Long duration bonds	17%	17%	17%
Other fixed income	34%	34%	33%

Basis of Rate-of-Return Assumption

Long-term asset class return forecasts were obtained from investment professionals. The forecasts were averaged to come up with consensus passive return forecasts for each asset class. These forecast asset class returns were weighted by the plans’ target asset class weights, yielding a long-term return forecast of 6.4% per annum.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits
	2004	2003
Prepaid pension cost	$15.8	$9.3
Pension benefit liabilities	(217.7)	(178.1)
Intangible asset	3.4	3.5
Other comprehensive income	47.0	14.3

Net liability recognized	$(151.5)	$(151.0)

The accumulated benefit obligation for the non-U.S. defined benefit pension plans was $449.0 million and $363.2 million at December 31, 2004 and 2003, respectively.

	Pension Benefits
Non-U.S. pension plans with benefit obligations in excess of assets	2004	2003
Projected benefit obligation, December 31	$402.0	$335.0
Accrued benefit obligation, December 31	370.3	300.6
Fair value of plan assets, December 31	161.8	131.2

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

The components of pension cost are as follows:

Non-U.S. defined-benefit plans	2004	2003	2002
Service cost of benefits earned during the year	$9.3	$8.2	$8.1
Interest cost on projected benefit obligation	21.2	19.4	15.9
Expected return on plan assets	(14.8)	(12.8)	(11.2)
Amortization of transition obligation	0.2	0.3	0.1
Amortization of prior service cost	0.2	0.6	0.6
Amortization of net actuarial loss	0.5	0.5	0.2

Net periodic pension cost	$16.6	$16.2	$13.7

In addition, we recorded a separate charge in 2003 of $0.3 million within restructuring expense for a curtailment loss related to the closure of certain operations at a manufacturing plant in Oss, the Netherlands. See Note 15 for further information.

Costs for other non-U.S. defined contribution benefit plans and multiemployer pension plans were $11.0 million in 2004, $11.3 million in 2003, and $9.9 million in 2002.

We expect to contribute $22.7 million to our non-U.S. defined benefit pension plans in 2005.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years:

Pension Benefits
2005	$21.3
2006	22.3
2007	23.2
2008	25.5
2009	26.6
2010-2014	154.7

NOTE 19. FINANCIAL INSTRUMENTS

We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments as of December 31, 2004 and 2003 are as follows:

	2004		2003
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets/(Liabilities):
Debt subject to compromise	$(1,388.6)	$(982.8)	$(1,388.6)	$(752.2)
Long-term debt, including current portion	(37.4)	(37.4)	(47.6)	(47.6)
Foreign currency contract obligations	(13.9)	(13.9)	(1.0)	(1.0)
Natural gas contracts	5.3	5.3	3.5	3.5

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses, short-term debt and current installments of long-term debt approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt were based upon quotes from major financial institutions taking into consideration current rates offered to us for debt of the same remaining maturities. The fair value estimates of foreign currency contract obligations are estimated from national exchange quotes. The fair values of natural gas contracts are estimated by obtaining quotes from major financial institutions and energy companies.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

We utilize lines of credit and other commercial commitments in order to ensure that adequate funds are available to meet operating requirements. On December 31, 2004, our foreign subsidiaries had available lines of credit totaling $54.4 million, of which $15.9 million was used, leaving $38.5 million of unused lines of credit for borrowing on December 31, 2004.

On December 31, 2004, we had outstanding letters of credit totaling $73.6 million, of which $40.6 million was issued under the DIP Facility. The DIP Facility had $34.4 million that remained available for issuance of letters of credit as of December 31, 2004. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AHI’s failure to pay its obligations to the beneficiary. We also have several commercial letters of credit whereby vendors are paid directly via the letter of credit. Letters of credit are currently arranged through AWI’s DIP Facility with JP Morgan Chase. Certain letters of credit arranged with Wachovia Bank, N.A. prior to the Filing remain outstanding.

NOTE 20. DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices that could impact our results of operations and financial condition. We use swap, forward and option contracts to hedge currency and commodity exposures. We regularly monitor developments in the capital markets and only enter into currency and swap transactions with established counter-parties having investment grade ratings. Exposure to individual counterparties is controlled, and thus we consider the risk of counterparty default to be negligible. Swap, forward and option contracts are entered into for periods consistent with underlying exposure and do not constitute positions independent of those exposures. We use derivative financial instruments as risk management tools and not for speculative trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions and energy companies in order to manage our exposure to nonperformance on such instruments.

Interest Rate Risk - Due to AWI’s Chapter 11 Filing, all affected debt was classified as liabilities subject to compromise and there were no open interest rate derivatives as of December 31, 2004 and 2003.

Currency Rate Risk - We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. At December 31, 2004, our major foreign currency exposures are to the Euro, the Canadian dollar and the British pound.

We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows, resulting from the sale of product to foreign customers and purchases from foreign suppliers, will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. These transactions allow us to further reduce our overall exposure to exchange rate movements, since the gains and losses on these contracts offset losses and gains on the transactions being hedged. Gains and losses on these instruments are deferred in other comprehensive income until the underlying transaction is recognized in earnings. The net fair value of these instruments at December 31, 2004 was an asset of $3.3 million, all of which is expected to be taken to earnings in the next twelve months. The earnings impact is reported in either net sales or cost of goods sold to match the underlying transaction being hedged. The earnings impact of these hedges was a gain of $1.3 million during 2004.

We also use foreign currency forward exchange contracts to hedge exposures created by cross-currency inter-company loans. The underlying inter-company loans are classified as short-term and translation adjustments related to these loans are recorded in other income. The related derivative contracts are classified as fair value hedges and the offsetting gains and losses on these contracts are also recorded in other income. The fair value of these instruments at December 31, 2004 was a $17.1 million liability, all of which is

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

expected to be charged to earnings in the next twelve months. During 2004, the net earnings impact of these hedges was a loss of $0.7 million, recorded in other non-operating income/expense, which was comprised of a loss of approximately $17.7 million from the foreign currency forward exchange contracts substantially offset by the 2004 translation adjustment of approximately $17.0 million for the underlying inter-company loans.

Commodity Price Risk - We purchase natural gas for use in the manufacture of ceiling tiles and other products and to heat many of our facilities. As a result, we are exposed to movements in the price of natural gas. We have a policy of minimizing cost volatility by purchasing natural gas forward contracts, purchased call options and zero-cash collars. These instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying products are sold. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The fair value of these instruments at December 31, 2004 was a $5.3 million asset, of which $4.3 million is expected to be taken to earnings in the next twelve months. The earnings impact of hedges that matured during 2004, recorded in cost of goods sold, was $5.8 million of income. The earnings impact of the ineffective portion of these hedges was not material during 2004.

NOTE 21. GUARANTEES

As of December 31, 2004, we maintained an agreement with the lending institution of one of our distributors. Under this agreement, if the distributor were to default on its borrowings and the lender foreclosed on the assets, the bank could return a large part of any of our products still at the distributor (subject to certain quality and roll size minimums) for a refund of original cost. This agreement will expire in September 2005. At December 31, 2004, the amount of inventory held at the distributor was approximately $3.2 million. Historically, no claim has been made under any of these types of agreements and we do not anticipate any such claim in the future. As such, no liability has been recorded for this agreement.

In disposing of assets through mid 2000, AWI and some subsidiaries had entered into contracts that included various indemnity provisions, covering such matters as taxes, environmental liabilities and asbestos and other litigation. Some of these contracts had exposure limits, but many did not. Due to the nature of the indemnities, it is not possible to estimate the potential maximum exposure under these contracts. As a debtor-in-possession, for those contracts that are still executory where AWI was the sole guarantor, AWI anticipates rejecting those contracts. Parties that timely file claims with respect to such contracts will have such claims addressed in AWI’s Chapter 11 Case. AWI cannot estimate the value of any potential claims that will ultimately be allowed by the Bankruptcy Court. See Item 1 - Business regarding Proceedings under Chapter 11.

Subsidiaries that are not part of the Chapter 11 Filing also entered into certain contracts that included various indemnity provisions similar to those described above. Since these subsidiaries are not part of the Chapter 11 Filing, these contracts continue to be in effect. Some of these contracts had exposure limits, but many did not. Due to the nature of the indemnities, it is not possible to estimate the potential maximum exposure under all these contracts. For contracts under which an indemnity claim has been received, a liability of $2.1 million has been recorded as of December 31, 2004. See Note 32 of the Consolidated Financial Statements for additional information.

In September 1999, we sold our Textiles Products operations. As part of the divestiture agreement, we transferred certain liabilities and assets to the purchaser to cover pension payments earned by the work force as of the sale date. We also reimburse the purchaser for such pension payments that are not covered by the pension assets. In addition, we agreed to reimburse the purchaser for the tax impact of our reimbursement of the pension payments. This agreement has no termination date. As of December 31, 2004, we maintained a $2.9 million liability for this guarantee. As of December 31, 2004, the net present value of the maximum payments is approximately $5 million, excluding any amounts paid for tax reimbursement.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

See Notes 4 and 24 for a discussion of the ESOP loan guarantee.

NOTE 22. PRODUCT WARRANTIES

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. Generally, the terms of these warranties range up to 25 years and provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for the accrual of product warranties for 2004 and 2003:

	2004	2003
Balance at beginning of year	$25.5	$22.3
Reductions for payments	(39.0)	(38.9)
Current year warranty accruals	37.3	40.6
Preexisting warranty accrual changes	(1.8)	(0.3)
Effects of foreign exchange translation	0.6	1.8

Balance at end of year	$22.6	$25.5

NOTE 23. OTHER LONG-TERM LIABILITIES

	2004	2003
Long-term deferred compensation arrangements	$40.6	$41.1
Environmental liabilities not subject to compromise	9.4	8.4
Other	37.6	31.7

Total other long-term liabilities	$87.6	$81.2

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

The number of shares released for allocation to participant accounts has been based on the proportion of principal and interest paid to the total amount of debt service remaining to be paid over the life of the borrowings. Through December 31, 2004, the RSSOP allocated 2,152,000 shares to participants that remain outstanding, participants retired 2,272,000 shares, AHI contributed an additional 437,000 shares from its treasury and the trustee purchased 243,000 shares on the open market to allocate to employees. During 2004 the RSSOP sold 450,000 unallocated shares on the open market. The proceeds from the sale remain in the RSSOP and are expected to be allocated to participants no later than when the RSSOP debt is addressed in AWI’s Chapter 11 proceedings. As of December 31, 2004, there were approximately 1,462,000 shares in the RSSOP that had yet to be allocated to participants.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

The RSSOP is a qualified defined contribution plan that also includes a 401(k) elective deferral component. A substantial portion of U.S. employees are eligible and participate. We recorded costs for the RSSOP of $5.8 million in 2004, $5.6 million in 2003 and $4.5 million in 2002, which related to company cash matching contributions.

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

All of the three plans discussed above would be terminated upon the effective date of AWI’s POR. No equity based compensation has been granted since AWI filed for relief under Chapter 11 in December 2000, other than commitments entered into prior to the Chapter 11 filing.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Options were granted to purchase shares at prices not less than the closing market price of the shares on the dates the options were granted. The options generally became exercisable in one to three years and expire 10 years from the date of grant.

Changes in option shares outstanding (thousands except for share price)	2004	2003	2002
Option shares at beginning of year	2,376.9	2,508.8	2,682.6
Options granted	—	—	—
Option shares exercised	—	—	—
Options cancelled	(112.9)	(131.9)	(173.8)

Option shares at end of year	2,264.0	2,376.9	2,508.8

Option shares exercisable at end of year	2,264.0	2,343.6	1,963.5
Shares available for grant	4,538.7	4,425.8	4,285.6

Weighted average price per share:
Options outstanding	$29.75	$30.62	$30.52
Options exercisable	$29.75	$31.01	34.50

The table below summarizes information about stock options outstanding at December 31, 2004. (thousands except for life and share price)

	Options outstanding and exercisable
Range of exercise prices	Number outstanding and exercisable at 12/31/04	Weighted- average remaining contractual life	Weighted- average exercise price
$1.19 - $18.00	300.0	5.9	$7.05
$18.01 - $19.50	1,235.3	5.2	19.44
$19.51 - $46.00	243.9	0.4	45.02
$46.01 - $60.00	305.6	2.3	56.10
$60.01 - $83.06	179.2	2.9	73.14

	2,264.0

Restricted stock awards can be used for the purposes of recruitment, special recognition and retention of key employees. No award of restricted stock shares was granted in 2004, 2003 or 2002. At the end of 2004, there were 121,313 restricted shares of common stock outstanding with 1,026 accumulated dividend equivalent shares.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

FAS 123, permits entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings disclosures. Had compensation costs for these plans been determined consistent with FAS 123, our net earnings would have been reduced to the following pro forma amounts.

	2004	2003	2002
Net (loss):
As reported	$(80.8)	$(39.3)	$(2,142.8)
Pro forma	$(80.8)	$(39.4)	$(2,143.3)

The fair value of grants was estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted in 2004, 2003 or 2002.

NOTE 26. EMPLOYEE COMPENSATION

Employee compensation is presented in the table below. Charges for severance costs and early retirement incentives to terminated employees (otherwise recorded as restructuring charges) have been excluded.

Employee compensation cost	2004	2003	2002
Wages and salaries	$778.5	$718.9	$713.3
Payroll taxes	81.5	78.0	76.1
Pension expense (credits), net	13.3	15.9	(15.6)
Insurance and other benefit costs	96.0	112.2	106.7
Stock-based compensation	—	0.2	0.9

Total	$969.3	$925.2	$881.4

The decreases in insurance and other benefit costs is primarily related to decreased medical benefit costs from favorable experience and fewer covered lives plus the favorable impact of the Medicare Act of $7.0 million.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Rental expense was $22.4 million in 2004, $21.3 million in 2003 and $22.7 million in 2002. Future minimum payments at December 31, 2004, by year and in the aggregate, having noncancelable lease terms in excess of one year were as follows:

Scheduled minimum lease payments	Capital Leases	Operating Leases
2005	$1.7	$14.4
2006	1.0	11.8
2007	0.7	8.3
2008	0.3	5.0
2009	—	2.6
Thereafter	0.1	10.4

Total	$3.8	$52.5

Assets under capital leases are included in the consolidated balance sheets as follows:

	2004	2003
Land	$3.8	$3.8
Building	4.1	4.1
Machinery	26.7	25.8
Less accumulated amortization	(14.8)	(11.6)

Net assets	$19.8	$22.1

NOTE 28. SHAREHOLDERS’ EQUITY

Treasury share were unchanged at 11,393,170 for 2004, 2003 and 2002.

Stock purchases and other represent shares received under stock-based compensation plan forfeitures and share tax withholding transactions.

The balance of each component of accumulated other comprehensive income as of December 31, 2004 and 2003 is presented in the table below.

	2004	2003
Foreign currency translation adjustments	$84.3	$61.9
Derivative gain, net	3.6	3.3
Minimum pension liability adjustments	(45.1)	(21.9)

Accumulated other comprehensive income	$42.8	$43.3

The related tax effects allocated to each component of other comprehensive income for 2004 are presented in the table below.

	Pre-tax Amount	Tax Expense (Benefit)	After tax Amount
Foreign currency translation adjustments	$22.4	$—	$22.4
Derivative gain, net	0.5	(0.2)	0.3
Minimum pension liability adjustments	(33.6)	10.4	(23.2)

Total other comprehensive income	$(10.7)	$10.2	$(0.5)

The change in the minimum pension liability adjustment between 2004 and 2003 was primarily due to the reduction of discount rates related to our plans.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 29. SUPPLEMENTAL FINANCIAL INFORMATION

	2004	2003	2002
Selected operating expenses
Maintenance and repair costs	$114.7	$107.8	$110.7
Research and development costs	46.6	45.3	50.1
Advertising costs	29.6	32.7	41.2

Other non-operating expense
Foreign currency translation loss, net of hedging activity	$1.3	$3.8	$2.2
Other	1.8	1.9	1.4

Total	$3.1	$5.7	$3.6

Other non-operating income
Interest income	$4.0	$3.5	$4.8
Equity earnings in ISI	1.9	0.3	2.1
Interest on asbestos receivable payment	—	1.1	—
Other	0.5	0.1	0.6

Total	$6.4	$5.0	$7.5

NOTE 30. SUPPLEMENTAL CASH FLOW INFORMATION

	2004	2003	2002
Interest paid	$2.2	$2.8	$3.4
Income taxes paid, net of refunds	77.3	27.5	44.4

NOTE 31. RELATED PARTIES

We sold 65% of our ownership in our gasket products subsidiary, (now known as Interface Solutions, Inc. or “ISI”) on June 30, 1999. We still retain 35% ownership of this business as of December 31, 2004. As part of the divestiture, we agreed to continue to purchase a portion of the felt products used in the manufacturing of resilient flooring from ISI for an initial term of eight years. Currently, we are required to purchase at least 75% of our felt requirements from ISI. The sale agreement also stipulated quarterly felt price adjustments that are based upon changing market prices for the felt. In October 2002, the agreement was amended to include a cap on increases for 2003 and 2004. We can purchase felt products from another supplier if ISI’s prices are more than 10% higher than another supplier’s prices. Our purchases of felt products from ISI for 2004, 2003 and 2002 were $27.5 million, $26.9 million and $29.2 million, respectively. The amounts due to ISI for these purchases were $1.7 million and $1.6 million at the end of 2004 and 2003. Armstrong and ISI are contractually required to cooperate in product reformulation and new product development, but we are free to seek alternatives to felt products. Additionally, we receive nominal monthly payments from ISI for some logistics and administrative services. The amounts outstanding from ISI at the end of 2004 and 2003 for the logistics and administrative services we provide them were less than $0.1 million. ISI had filed a proof of claim in Armstrong’s Chapter 11 Case requesting payment for our prepetition obligations. This matter was settled in November 2002 with ISI agreeing to withdraw its proof of claim upon the consummation of the POR, subject to certain terms and conditions. See Note 11 for additional information.

We purchase grid products from WAVE, our 50%-owned joint venture with Worthington Industries. The total amount of these purchases was approximately $60 million, $51 million and $41 million for the years ended December 31, 2004, 2003 and 2002, respectively. We also provide certain selling, promotional and administrative processing services to WAVE for which we receive reimbursement. Those services amounted to $11.8 million, $9.8 million and $10.0 million for the years ended December 31, 2004,

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

2003 and 2002, respectively. The net amounts due from us to WAVE for these relationships were $4.0 million and $1.8 million at the end of 2004 and 2003. See Note 11 for additional information.

See discussion of Ardex in Note 7.

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

During 2003, AWI and the other parties in its Chapter 11 Case reached agreement on a plan of reorganization that addresses how all of AWI’s pre-Filing liabilities are to be settled. Several amendments to the plan of reorganization were filed, culminating in the Fourth Amended Plan of Reorganization filed with the Bankruptcy Court on May 23, 2003, which was modified by modifications filed with the Bankruptcy Court on October 17, 2003, November 10, 2003, and December 3, 2004, and is referred to in this report as the “POR”.

Before the POR may be implemented, it must be confirmed by order of the Bankruptcy Court and the U.S. District Court. In addition, consummation of the POR is subject to the satisfaction after confirmation of certain conditions, as provided by the POR. On February 23, 2005, the U.S. District Court Judge Eduardo C. Robreno ruled that the POR, in its current form, could not be confirmed. AWI filed a Notice of Appeal to the U.S. Court of Appeals for the Third Circuit on March 4, 2005. On March 18, 2005, AWI filed a motion to expedite the appeal to the U.S. Court of Appeals. AWI is also reviewing other options to resolve its Chapter 11 Case. See Note 1 for further discussion of AWI’s Chapter 11 process.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

A principal feature of the POR is the creation of a trust (the “Asbestos PI Trust”), pursuant to section 524(g) of the Bankruptcy Code, for the purpose of addressing AWI’s personal injury (including wrongful death) asbestos-related liability. All present and future asbestos-related personal injury claims against AWI, including contribution claims of co-defendants, arising directly or indirectly out of AWI’s pre-Filing use of or other activities involving asbestos would be channeled to the Asbestos PI Trust.

In accordance with the 524(g) injunction if the POR goes into effect, various entities would be protected from such present and future asbestos-related personal injury claims. These entities include, among others, reorganized AWI, AHI, AWI’s subsidiaries and other affiliates (as defined in the POR), and their respective officers and directors. Upon emergence from Chapter 11, AWI would not have any responsibility for these claims (including claims against AWI based solely on its ownership of a subsidiary or other affiliate), nor would it participate in their resolution.

However, although AWI’s domestic and foreign subsidiaries and other affiliates would be protected parties, asbestos-related personal injury claims against them would be channeled to the Asbestos PI Trust only to the extent such claims directly or indirectly relate to the manufacturing, installation, distribution or other activities of AWI or are based solely on AWI’s ownership of the subsidiaries or other affiliates (as distinguished from independent activities of the subsidiaries or affiliates). Currently, three asbestos-related personal injury litigations against subsidiaries of AWI allegedly arising out of such independent activities are pending. These claims would not be channeled to the Asbestos PI Trust under the POR inasmuch as they do not involve activities of AWI. The cases have several defendants. The subsidiaries deny liability and are aggressively defending the matters. AWI has not recorded any liability for these matters. Management does not expect that any sum that may have to be paid in connection with these matters will be material to Armstrong.

In addition, workers’ compensation claims brought against AWI or its subsidiaries or other affiliates would not be channeled to the Asbestos PI Trust and would remain subject to the workers’ compensation process. Historically, workers’ compensation claims against AWI and its subsidiaries have not been significant in number or amount and AWI has continued to honor its obligations with respect to such claims during the Chapter 11 Case. Workers’ compensation law provides that the employer is responsible for evaluation, medical treatment and lost wages as a result of a job-related injury. Currently, AWI has three pending workers’ compensation claims, and its UK subsidiary has five employer liability claims involving alleged asbestos exposure.

There also is uncertainty as to proceedings, if any, brought in certain foreign jurisdictions with respect to the effect of the 524(g) injunction in precluding the assertion in such jurisdictions of asbestos-related personal injury claims, proceedings related thereto or the enforcement of judgments rendered in such proceedings.

Management believes that neither AWI nor any of its subsidiaries or other affiliates is subject to any asbestos-related personal injury claims that would not be channeled to the Asbestos PI Trust and that are of a magnitude that, individually or collectively, would be material to reorganized Armstrong.

Asbestos-Related Liability

Based upon events through early March 2003, primarily the parties’ agreement on the basic terms of the POR’s treatment of AWI’s asbestos-related liabilities, management concluded that it could reasonably estimate its probable liability for AWI’s current and future asbestos-related personal injury claims. Accordingly, in the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase the balance sheet liability. The recorded asbestos-related liability for personal injury claims of approximately $3.2 billion at December 31, 2004 and 2003, which was treated as subject to compromise, represents the estimated amount of liability that is implied based upon the negotiated resolution reflected in the POR, the total consideration expected to be paid to the Asbestos PI Trust pursuant to the POR and an assumption for this purpose that the recovery value percentage for the allowed claims of the Asbestos PI Trust is equal to the estimated recovery value percentage for the allowed non-asbestos unsecured claims.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

AWI is unable to predict whether the POR will be confirmed or when AWI would emerge from Chapter 11. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded asbestos-related liability are possible and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and make changes to the recorded liability if and when it is appropriate.

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

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the first quarter of 2001, a new trial judge was selected for the ADR. The new trial judge conducted hearings in 2001 and determined not to rehear matters decided by the previous judge. In the first quarter of 2002, the trial judge concluded the ADR trial proceeding with findings in favor of AWI on substantially all key issues. Liberty Mutual, the only insurer that is still a party to the ADR, appealed that final judgment. Appellate argument was held on March 11, 2003. On July 30, 2003, the appellate arbitrators ruled that AWI’s claims against certain Liberty Mutual policies were barred by the statute of limitations. The ruling did not address the merits of any of the other issues Liberty Mutual raised in its appeal. Based on that unfavorable ruling, AWI concluded that insurance assets of $73 million were no longer probable of recovery. AWI was also ordered to reimburse Liberty Mutual for certain costs and administration fees that Liberty Mutual incurred during the ADR. The $1.6 million claimed for these costs and fees is in dispute. Based upon an AWI request, the appellate panel held a rehearing on November 21, 2003. In January 2004, the appellate panel upheld its initial ruling. On February 4, 2004, AWI filed a motion in the U.S. District Court for the Eastern District of Pennsylvania to vacate the rulings of the appellate panel.

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

Insurance Asset

An insurance asset in respect of asbestos claims in the amount of $98.6 million was recorded as of December 31, 2004 compared to $103.1 million recorded as of December 31, 2003. The total amount recorded reflects AWI’s belief that insurance proceeds will be recovered in this amount, based upon AWI’s success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance, in our opinion, is either available through settlement or probable of recovery through negotiation or litigation. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) and the financial condition of the insurers, AWI may revise its

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

estimate of probable insurance recoveries. Approximately $79 million of the $98.6 million asset is determined from agreed coverage in place. Of the $98.6 million, $9.8 million has been recorded as a current asset as of December 31, 2004 reflecting management’s estimate of the minimum insurance payments to be received in the next 12 months.

Many uncertainties remain in the insurance recovery process, therefore, AWI did not increase the estimated insurance recovery asset in the fourth quarter of 2004.

Cash Flow Impact

As a result of the Chapter 11 Filing, AWI has not made any payments for asbestos-related personal injury claims since the fourth quarter of 2000. During 2004, 2003 and 2002, AWI received asbestos-related insurance recoveries of $4.5 million, $22.0 million and $16.0 million, respectively. During the third quarter of 2003, AWI paid $9.0 million for asbestos-related property damage claims and received $9.0 million of insurance proceeds related to these claims. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements. Management estimates that the timing of future cash recoveries of the recorded asset may extend beyond 10 years.

Potential Legislation

On February 7, 2005 Senator Arlen Specter submitted into the Congressional Record and distributed to the Senate Judiciary Committee a discussion draft of asbestos reform legislation. Members of the Senate are currently reviewing the draft bill. There is uncertainty as to whether any asbestos reform proposal will become law, and what impact there might be on AWI’s asbestos liability and/or AWI’s Chapter 11 Case.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

ENVIRONMENTAL MATTERS

Environmental Expenditures

Most of our manufacturing and certain of our research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. We make expenditures necessary for compliance with applicable environmental requirements at our operating facilities. We incurred expenditures of approximately $5.5 million in 2004, $3.7 million in 2003, and $4.5 million in 2002 associated with environmental compliance and control facilities.

As a result of continuous changes in regulatory requirements, we cannot predict with certainty future expenditures associated with compliance with environmental requirements. The United States Environmental Protection Agency (“EPA”) has recently promulgated a new regulation pursuant to the Clean Air Act that may impact our domestic manufacturing operations. That regulation, The National Emission Standards for Hazardous Air Pollutants for Industrial, Commercial, and Institutional Boilers and Process Heathers Act, became effective in November, 2004, and requires compliance by September 13, 2007. While we are finalizing our review of this regulation, adoption of this regulation is not expected to have a material impact on our consolidated results of operations or financial condition.

Environmental Remediation

Summary

We are involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and similar state “Superfund” laws at 28 sites. In most cases, we are one of many potentially responsible parties (“PRPs”) which have potential liability for the required investigation and remediation of each site and which, in some cases, have agreed to jointly fund that required investigation and remediation. With regard to some sites, however, we dispute the liability, the proposed remedy or the proposed cost allocation among the PRPs. We may have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.

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

Effects of Chapter 11

Certain of AWI’s environmental liabilities are subject to discharge through its Chapter 11 Case while others are not. AWI’s payments and remediation work on such sites for which AWI is a PRP is under review in light of the Chapter 11 Filing. The bar date for claims from the EPA expired during the third quarter of 2003. AWI received an unliquidated proof of claim from the EPA. Those environmental obligations that AWI has with respect to property that it owns or operates are likely to be unaffected by the Chapter 11 Case. Therefore, AWI will be required to continue meeting its on-going environmental compliance obligations at the properties that AWI owns or operates. AWI will also be required to address the effects of any contamination at those sites, even if the contamination predated Chapter 11 Filing. In addition, AWI may be obligated to remedy the off-site impact of activities that occurred on the properties it owns and operates.

Monetary claims with respect to properties that AWI does not own or operate (such as formerly owned sites, or landfills to which AWI’s waste was taken) may be discharged in AWI’s Chapter 11 Case.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Accordingly, claims brought by a federal or state agency alleging that AWI should reimburse the claimant for money that it spent cleaning up a site which AWI does not own or operate would be subject to discharge, provided the claimant received proper notice of the bankruptcy and bar date. The same would be true for monetary claims by private parties, such as other PRPs with respect to sites with multiple PRPs. Under the POR, the Superfund sites at which AWI is alleged to be a PRP are being treated as unsecured liabilities subject to compromise. Other Superfund sites relate to entities that are not part of AWI’s Chapter 11 Case and therefore will not be discharged.

In addition to the right to sue for reimbursement of the money it spends, CERCLA also gives the federal government the right to sue for an injunction compelling a defendant to perform a cleanup. Several state statutes give similar injunctive rights to those States. While we believe such rights do not survive Chapter 11, there does not appear to be controlling judicial precedent that these injunctive rights are dischargeable. Thus, according to some cases, while a governmental agency’s right to require AWI to reimburse it for the costs of cleaning up a site may be dischargeable, the same government agency’s right to compel us to spend our money cleaning up the same site may not be dischargeable even though the financial impact to AWI would be the same in both instances.

Specific Events

AWI has been working to resolve as many of its environmental liabilities through its Chapter 11 Case as possible. AWI has negotiated a global environmental settlement with the Department of Justice and the EPA with respect to CERCLA liability at 37 sites. Pursuant to the proposed Settlement Agreement, the federal government would covenant not to sue AWI for either monetary or injunctive relief under CERCLA at 19 of these sites, in exchange for an allowed claim amount in the bankruptcy with respect to known claims concerning sites that AWI does not own or operate. Under the Settlement, AWI would have contribution protection under CERCLA with respect to private party claims at the sites at which the government receives an allowed claim. Additionally, AWI has the benefit of discharge both at the 19 sites for which the government receives an allowed claim and at an additional 18 sites identified in the Settlement Agreement. At an additional site, AWI would continue to participate in the cleanup under a previously approved Consent Decree. Upon this global settlement becoming effective, the EPA proof of claim will be amended to assert a claim in the amount of $8.7 million. This amount includes the $7.8 million that AWI and EPA agreed upon with respect to the Peterson Puritan site. Notice of the Settlement was published in the Federal Register on February 10, 2005, soliciting comment for 30 days. Following the conclusion of the public comment period, the government may reconsider the Settlement Agreement on the basis of any comments. If the government decides to go forward with the Settlement Agreement, the parties will file a motion with the bankruptcy court seeking approval.

AWI is subject to a unilateral order by the Oregon Department of Environmental Quality (“DEQ”) to conduct a remedial investigation and feasibility study and any necessary remedial design and action at its St. Helens, Oregon facility, as well as the adjacent Scappoose Bay. AWI has denied liability for Scappoose Bay, but has cooperated with the DEQ regarding its owned property. Other potentially responsible parties who are not yet subject to orders by the DEQ include former site owners Owens Corning (“OC”) and Kaiser Gypsum Company, Inc. (“Kaiser”). AWI has entered into an agreement with Kaiser for the sharing of costs and responsibilities with respect to the remedial investigation, feasibility study and remedy selection at the site. OC has entered into a settlement with the DEQ. Pursuant to the settlement, OC has made a lump sum payment to the DEQ in exchange for contribution protection (including protection against common law and statutory contribution claims by AWI against OC) and a covenant not to sue. AWI has reached an agreement with the DEQ as to how these funds will be made available for the investigation and remediation of the site. AWI has recorded an environmental liability with respect to the investigation and feasibility study at its St. Helen’s facility, but not for Scappoose Bay because AWI continues to dispute responsibility for contamination of Scappoose Bay.

Summary of Financial Position

Liabilities of $28.0 million and $21.2 million at December 31, 2004 and December 31, 2003, respectively were for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

The majority of this increase relates to developments in the Peterson Puritan site described in “Specific Events” above. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $18.6 million of the December 31, 2004 and $12.8 million of the December 31, 2003 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $2.4 million and $2.5 million at December 31, 2004 and December 31, 2003, respectively.

Actual costs to be incurred at identified sites may vary from our estimates. Based on our current knowledge of the identified sites, we believe that any sum we may have to pay in connection with environmental matters in excess of the amounts noted above would not have a material adverse effect on our financial condition, or liquidity, although the recording of future costs may be material to earnings in such future period. For the years ended December 31, 2004, 2003 and 2002, our net expense, recorded in the income statement, was $7.2 million, less than $0.1 million, and $4.5 million, respectively.

PATENT INFRINGEMENT CLAIMS

We are a defendant in two lawsuits claiming patent infringement related to some of our laminate flooring products. The plaintiffs have claimed unspecified monetary damages. We are being defended and indemnified by our supplier for all costs and potential damages related to the litigation.

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

In 2003, an agreement was reached to settle this matter. Contributors to the settlement were AWI, its insurer and the trustee bank of the RSSOP. The full amount of the settlement was allocated in December 2003 among approximately 370 former employees. AWI’s portion of the settlement is $1.0 million, which will be treated as convenience claims in the Chapter 11 Case. The settlement was approved by the Bankruptcy Court on March 31, 2003 and by the United States District Court (Eastern District of PA) on June 16, 2003. Based upon the Bankruptcy Court’s approval of the settlement, AWI recorded a $1.0 million charge in the first quarter of 2003 in SG&A expense.

DEPARTMENT OF LABOR SETTLEMENT

Subsequent to an audit by the United States Department of Labor (“DOL”), we were informed that the DOL was challenging the validity of the use of certain contributions, in the approximate aggregate amount of $33.4 million, to fund debt payments made by the Armstrong Employee Stock Ownership Plan (“ESOP”), as provided for by that plan. We reached a settlement with the DOL to resolve this matter with a funding to the ESOP of $1.5 million, which was distributed to plan participants in accordance with terms of the agreement in February 2004. Insurance and third parties funded $0.9 million of the settlement. Both the accrual of $1.5 million expense and $0.9 million insurance receivable were recorded in the third quarter of 2003 in SG&A expense.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

OTHER CLAIMS

Additionally, we are involved in various other claims and legal actions involving product liability, patent infringement, breach of contract, distributor termination, employment law issues and other actions arising in the ordinary course of business. While complete assurance cannot be given to the outcome of these claims, we do not expect that any sum that may have to be paid in connection with these matters will have a materially adverse effect on our consolidated financial position or liquidity, however it could be material to the results of operations in the particular period in which a matter is resolved.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

In October 2004, we requested guidance from the staff of the Securities and Exchange Commission (“SEC”) on interpreting Regulation S-X rules 1-02(w) and 3-09. The SEC staff advised us that our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 should have included as an exhibit the audited financial statements of WAVE, our 50% equity investment, as of and for the three years ended December 31, 2003. Our 2003 Form 10-K included only condensed financial information on WAVE. A 2003 Form 10-K/A was filed with the SEC on November 4, 2004 to include the audited financial statements of WAVE. Our Form 10-Q for the quarter ended September 30, 2004 included summarized income statement information of WAVE for each of the first three quarters of 2004 and this 2004 Form 10-K includes as an exhibit the audited financial statements of WAVE.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Information with respect to bonus and long-term incentive payments to executive officers for service in 2004 is incorporated by reference from the Summary Compensation Table in Item 11- Executive Compensation of this Form 10-K. In addition, Mr. Rodruan was paid a bonus of $98,970 under the MAP and received a payout of $98,200 under the LTIP based upon his service in 2004.

On March 29, 2005, the Company approved a grant to Mr. Lockhart of five additional years of service credit under AWI’s Retirement Benefit Equity Plan. See the sections captioned “Employment Agreements” and “Benefits from Retirement Plans” in Item 11. Executive Compensation of this Form 10-K for more information.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Code of Ethics

Armstrong has followed a code of ethics for many years. The Company began in a small cork-cutting shop in 1860 in Pittsburgh under its Founder, Thomas Armstrong. He was determined that his company act with fairness and in the “balanced best interests (of) customers, stockholders, employees, suppliers, community neighbors, government and the general public.”

Thomas Armstrong was among the first American entrepreneurs to discard the old business maxim of caveat emptor—“Let the buyer beware”—and replace it by practicing the principle of “Let the buyer have faith,” which became an enduring motto for Armstrong.

To memorialize this ethical foundation, in 1960 Armstrong adopted its Operating Principles which incorporate the philosophy of Thomas Armstrong and his successors:

•	To respect the dignity and inherent rights of the individual human being in all dealings with people.

•	To maintain high moral and ethical standards to reflect honesty, integrity, reliability and forthrightness in all relationships.

•	To reflect the tenets of good taste and common courtesy in all attitudes, words and deeds.

•	To serve fairly and in proper balance the interests of all groups associated with the business – customers, stockholders, employees, suppliers, community neighbors, government and the public.

In 1992, Armstrong built on these Operating Principles and established its “Code of Business Conduct”, which applies to all employees, executives and directors, specifically including our Chief Executive Officer, our Chief Financial Officer and our Controller. That Code was updated in 2000, when the current version was introduced.

In 2002, we adopted an additional “Code of Ethics for Financial Professionals,” which applies to all professionals in Armstrong’s finance and controller functions worldwide, including our Chief Financial Officer and our Controller.

These Codes are intended to deter wrongdoing and to promote:

•	Honest and ethical conduct, including handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable public disclosures;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the Codes; and,

•	Accountability for compliance with the Codes.

These two Codes are available on the Armstrong web site at www.armstrong.com/corporatena/corp_mission.html. If the substance of either Code is amended in the future, we will note the date and describe the nature of the amendment at that web site. We will also note at that site any express or implicit waiver from a provision of either Code granted to any Armstrong officer. To date, no such waivers have been granted.

Armstrong Holdings Inc. Board of Directors

The Board of Directors has determined that all members of the Board, including all members of the Audit, Management Development and Compensation, and Nominating Governance Committees are independent in accordance with the rules and regulations of The Nasdaq Stock Market, Inc. Although Armstrong is not currently listed on Nasdaq, the Company anticipates listing its stock on that exchange when AWI emerges from Chapter 11, and has been complying with Nasdaq requirements in preparation for such listing.

The Board of Directors has also determined that all members of the Board are independent within the meaning of Armstrong’s Corporate Governance Principles (see www.armstrong.com/corporate/corp_mission.html). The standards of independence set forth in Armstrong’s Corporate Governance Principles incorporate and, in certain areas exceed, the standards under Nasdaq.

The determinations made as to independence under the rules and regulations of NASDAQ and Armstrong’s Corporate Governance Principals were based upon the Board’s consideration of relationships between directors and the Company or management, and of known factors that reasonably could compromise the independent judgment of a director. For example, the Board considered director relationships with vendors and service providers to the Company, and considered whether any director had sought to influence any decisions by the Company in a way beneficial to their personal interests.

Based on information disclosed by the directors, the Board was also advised that no director was disqualified from being considered an independent director under Armstrong’s Corporate Governance Principles or any governmental or NASDAQ regulation. Following consideration of these facts, the Board of Directors determined that all outside directors are, in fact, “independent”.

The Board, lead by its Nominating & Governance Committee, monitors the independence of outside directors. Each director is charged with a responsibility of candor and disclosure to their Board colleagues relative to potentially compromising relationships, transactions and compensation.

Audit Committee

The Audit Committee of Armstrong Holdings consists of John J. Roberts (Chairman), H. Jesse Arnelle, James E. Marley and M. Edward Sellers. The business experience of these and all other directors is described below under the heading “Director Information”. The Board of Directors determined that at least one member of this committee, John J. Roberts, qualifies as an “Audit Committee Financial Expert” as defined in Item 401(h)(2) of Regulation S-K of the Securities Exchange Act. Mr. Roberts is also independent, as that term is used in SEC regulations pertaining to such experts (Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act ). Additionally, as noted above, all of the members of the Audit Committee are independent under the listing standards of NASDAQ and within the meaning of the applicable SEC rule pertaining to Audit Committees (Rule 10A-3) under the Securities Exchange Act).

Director Information

The following information is current as of February 28, 2005. The directors named here serve until their successors are elected, or until their earlier retirement or removal.

Directors of Armstrong Holdings, Inc.

H. Jesse Arnelle – Age 71; Director since July 1995; Member—Audit Committee. Mr. Arnelle is Of Counsel with the law firm of Womble Carlyle Sandridge & Rice, PLLC since October 1997 and former senior partner and co-founder of Arnelle, Hastie, McGee, Willis & Greene, a San Francisco-based corporate law firm from which he retired in 1996. He is a graduate of Pennsylvania State University and the Dickinson School of Law. Armstrong has retained Womble Carlyle Sandridge & Rice, PLLC for many years, including 2003 and 2004. Mr. Arnelle served as Vice Chairman (1992-1995) and Chairman (1996-1998) of the Board of Trustees of the Pennsylvania State University. He serves on the Boards of FPL Group, Inc., Eastman Chemical Company, URS Corporation, Textron, Inc., Gannett Corporation and Metropolitan Life Series Fund.

Judith R. Haberkorn – Age 58; Director since July 1998; Lead Director of the Board; Member—Nominating and Governance Committee (Chair) and Management Development and Compensation Committee. Ms. Haberkorn is a graduate of Briarcliff (N.Y.) College and completed the Advanced Management Program at Harvard Business School. From 1998 until her retirement in June 2000, she served as President – Consumer Sales & Service for Bell Atlantic (telecommunications). She previously served as President – Public & Operator Services (1997-1998), also at Bell Atlantic, and Vice President – Material Management (1990-1997) for NYNEX Telesector Resources Group (telecommunications). Ms. Haberkorn is a director of MCI, Enesco Corporation and serves on the advisory board of Norfolk Southern. She is Chair Emerita of the Committee of 200 and a member of The International Women’s Forum and The Harvard Business School Network of Women Alumnae. She is a Vice President Emerita of the Harvard Business School Alumni Advisory Board and a member of the Visiting Committee.

Michael D. Lockhart – Age 55; Chairman of the Board and Chief Executive Officer of AHI since August 2000. Director since November 2000 and Chairman of the Board and President since March 2001 of Armstrong World Industries, Inc. Mr. Lockhart previously served as Chairman and Chief Executive Officer of General Signal (a diversified manufacturer) headquartered in Stamford, Connecticut from September 1995 until it was acquired in October 1998. He joined General Signal as President and Chief Operating Officer in September 1994. From 1981 until 1994, Mr. Lockhart worked for General Electric in various executive capacities in GE Capital, GE Power Systems, GE Transportation Systems and GE Aircraft Engines. He is a member of the Business Council for the Graduate School of Business at the University of Chicago.

James E. Marley – Age 69; Director since November 1988; Member—Audit Committee, also Director—Armstrong World Industries, Inc. Mr. Marley is a graduate of Pennsylvania State University and earned a master’s degree in mechanical engineering from Drexel University. From 1993 until his retirement (August 1998), he served as Chairman of the Board of AMP Incorporated (electrical/electronic connection devices), which he joined in 1963 and where he served as President and Chief Operating Officer (1990-1992) and President (1986-1990). He also serves on the Board of Arvin Meritor, Inc.

Ruth M. Owades – Age 56; Director since April 2002; Member – Nominating and Governance Committee and Management Development and Compensation Committee. Ms. Owades is a graduate of Scripps College in Claremont, California and earned an MBA from Harvard Business School. She was a Fulbright Scholar in Strasbourg, France. Since 2002, she has served as the President of Owades Enterprises, LLC. (marketing enterprise having the rights to four new patented consumer products). She was the founder and CEO (1989-2001) of Calyx & Corolla (first fresh flower catalog and internet company). She was also the founder and CEO of Gardener’s Eden (a catalog of gardening tools and accessories). Ms. Owades is a director of Providian Financial Corporation and The J. Jill Group, Inc. She also serves as a member of the Board of Associates of Harvard Business School, the Board of Trustees of Scripps College, the Council on Competitiveness, the Committee of 200 and the Advisory Board of Insolia, LLC.

John J. Roberts – Age 60; Director since April 2003; Member – Audit Committee (Chairman). Mr. Roberts served as Global Managing Partner for PricewaterhouseCoopers LLP from 1998 until his retirement in June 2002. Mr. Roberts held numerous positions at Coopers & Lybrand LLP from 1967 until its merger with Price Waterhouse LLP in 1998. From 1994 to 1998 Mr. Roberts served as one of three members of the Office of the Chairman of Coopers & Lybrand’s United States operations. Prior to that time, Mr. Roberts held other positions at Coopers & Lybrand, including Deputy Vice Chairman, Vice Chairman and Managing Partner. Mr. Roberts is a graduate of Drexel University. He serves on the Boards of Directors and Audit Committees of Safeguard Scientifics, Inc. and the Pennsylvania Real Estate Investment Trust. He also serves on the Board of Directors and Audit Committee of Vonage, Inc., a privately-held company.

M. Edward Sellers – Age 60; Director since April 2001; Member – Audit Committee. Mr. Sellers is a graduate of Vanderbilt University and received his MBA from Harvard Business School. Mr. Sellers joined Blue Cross Blue Shield of South Carolina and The Companion Group of Companies (a health, life, property and casualty insurance company with related services and functions) in 1987, serving as President and Chief Operating Officer until 1992 when he assumed the role of President and Chief Executive Officer. In 2001, he was named Chairman and Chief Executive Officer. He serves as Chair of the South Carolina Council on Competitiveness. He also serves on the following Boards: Open Networks Technologies, Inc.; National Bank of South Carolina; American Red Cross; ETV (Educational Television) Endowment of South Carolina, Central Carolina Economic Development Alliance and Central Carolina Community Foundation. Mr. Sellers is past Chair of the South Carolina State Chamber of Commerce; Palmetto Business Forum; Columbia College; ETV Endowment Board, and the Palmetto Conservation Foundation.

Jerre L. Stead – Age 62; Director since April 1992; Member—Nominating and Governance Committee and Management Development and Compensation Committee (Chairman). Mr. Stead is a graduate of the University of Iowa and was a participant in the Advanced Management Program, Harvard Business School. He has served as the Chairman of the Board of IHS, Inc. since December 2000. From August 1996 until June 2000 he served as Chairman and Chief Executive Officer of Ingram Micro, Inc. (technology products and services). During 1995, he served as Chairman, President and Chief Executive Officer of Legent Corporation (integrated product and service software solutions) until its sale late in 1995. He was Executive Vice President, American Telephone and Telegraph Company (telecommunications) and Chairman and Chief Executive Officer of AT&T Global Information Solutions (computers and communicating), formerly NCR Corp. (1993-1994). He was President of AT&T Global Business Communications Systems (communications) (1991-1993) and Chairman, President and Chief Executive Officer (1989-1991) and President (1987-1989) of Square D Company (industrial control and electrical distribution products). In addition, he held numerous positions during a 21-year career at Honeywell. He is a Director of Conexant Systems, Inc., Brightpoint Inc., Mobility Electronics, Inc. and Mindspeed, Inc.

Directors of Armstrong World Industries, Inc.

Michael D. Lockhart - (See description, above.)

James E. Marley - (See description, above.)

John N. Rigas – (See description, below.)

Changes to Nomination Procedures

There have been no changes to the procedures by which shareholders may recommend nominees to the Board of Directors since these procedures were first disclosed in the March 31, 2004 Form 10-Q. These procedures are posted at www.armstrong.com/corporatena/article9748.html.

Executive Officer Information

The following information is current as of February 28, 2005. Each executive officer serves a one-year term until reelected or until the earlier of his death, resignation, retirement or replacement.

Executive Officers of Armstrong Holdings, Inc. and Armstrong World Industries, Inc.

Michael D. Lockhart - (See description, above.)

Stephen J. Senkowski – Age 53; Executive Vice President, Armstrong Holdings, Inc. and Executive Vice President and President and Chief Executive Officer, Armstrong Building Products, Armstrong World Industries, Inc. since April 2004. Previously, President and Chief Executive Officer, Armstrong Building Products, Armstrong World Industries, Inc. October 2000 – April 2004; Senior Vice President, Americas, Building Products Operations, Armstrong World Industries, Inc. April 2000 – October 2000; President/Chief Executive Officer, WAVE July 1997 – April 2000; Vice President, Innovation Process, Building Products Operations 1994 – July 1997.

Matthew J. Angello – Age 45; Senior Vice President, Human Resources, Armstrong Holdings, Inc. since September 2000 and Armstrong World Industries, Inc. since December 2002. Previously Vice President, Human Resources, Floor Products Operations, Armstrong World Industries, Inc. January 1997 – September 2000; Vice President and Senior Director, Human Resources, The Restaurant Company (food service) 1992 – January 1997.

F. Nicholas Grasberger III – Age 41; Senior Vice President and Chief Financial Officer since January 2005. Vice President and Chief Financial Officer of Kennametal, Inc. (a manufacturer of cutting tools and wear parts) August 2000 – December 2004. Previously employed at H. J. Heinz (a global U.S. based food company) for eleven years, his last title being Treasurer.

John N. Rigas – Age 56; Senior Vice President, Secretary and General Counsel, Armstrong Holdings, Inc. since November 2000 and Armstrong World Industries, Inc. since May 2001. Previously Deputy General Counsel-Litigation, Armstrong World Industries, Inc. March 1999 – November 2000; worked for Dow Corning Corporation (specialty chemical company) October 1982 – March 1999, his last title being Senior Managing Counsel.

William C. Rodruan – Age 50; Vice President and Controller, Armstrong World Industries, Inc. since July 1999 and Armstrong Holdings, Inc. since May 2000. Previously Director, Corporate Transformation and Shared Services, Armstrong World Industries, Inc. February 1997 – July 1999 and Vice President of Finance, Corporate Retail Accounts, Armstrong World Industries, Inc. July 1994 – February 1997.

Involvement in Certain Legal Proceedings

On December 6, 2000, AWI and two of Armstrong World Industries’ wholly-owned subsidiaries, Nitram Liquidators, Inc. and Desseaux Corporation of North America, Inc., filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Therefore, individuals who were or are executive officers and directors of AWI have been associated with a corporation that filed a petition under the federal bankruptcy laws within the last five years. With the exception of Ms. Owades and Messrs. Sellers and Roberts, all present directors of AHI were or are directors of AWI.

Section 16(a) Beneficial Ownership Reporting Compliance

Securities and Exchange Commission (“SEC”) regulations require Armstrong Holdings, Inc. directors and executive officers, and any persons beneficially owning more than ten percent of its common stock to report to the SEC their ownership of this stock and any changes in that ownership. SEC regulations also require these persons to furnish the Company with copies of these reports. SEC rules require the Company to report any failure to timely file those reports in the previous fiscal year.

Based solely upon our review of copies of reports furnished to us and written representations from directors and executive officers that no other reports were required, we believe that all of these filing requirements were satisfied by Armstrong Holdings’ directors and executive officers during 2004.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers’ Compensation

The following table shows the compensation received by the Chief Executive Officer and the four other highest paid individuals who served as executive officers during 2004. The data reflects compensation for services rendered to AHI and AWI and its subsidiaries in each of the last three fiscal years, for services in these individual’s current position or previous positions during the three year period.

TABLE 1: SUMMARY COMPENSATION TABLE

		ANNUAL COMPENSATION			LONG-TERM COMPENSATION
					Awards		Payout
Name and Current Principal Position	Year	Salary ($)	Bonus ($)[1]	Other Annual Compen- sation ($)[2]	AHI Restricted Stock Awards ($)[3]	AHI Securities Underlying Options/ SARs(#)	LTIP Payouts ($)[4]	All Other Compen- sation ($)[5]
M. D. Lockhart Chairman of the Board and Chief Executive Officer of AHI and AWI	2004 2003 2002	920,000 905,000 860,000	1,337,000 — 1,055,000	166,637 127,779 79,978	— — —	— — —	611,900 1,359,200 2,241,000	27,016 6,276 25,776
S. J. Senkowski Executive Vice President, AHI	2004 2003 2002	502,525 426,250 385,000	771,800 535,798 634,500	— — —	— — —	— — —	— — 721,000	25,572 25,143 27,588
M. J. Angello Senior Vice President, Human Resources, AHI & AWI	2004 2003 2002	364,500 350,500 340,000	424,100 347,225 474,700	— — —	— — —	— — —	— — 310,254	26,500 13,225 27,778
L. A. Campanaro, Financial Advisor[6]	2004 2003 2002	437,000 434,000 425,000	652,150 — 212,050	— — —	— — —	— — —	— — 670,225	27,016 6,516 25,776
J. N. Rigas, Senior Vice President, Secretary and General Counsel, AHI & AWI	2004 2003 2002	365,000 345,000 330,000	421,400 330,000 640,875	— — —	— — —	— — —	— — 355,350	27,016 6,276 25,776

1)	The amounts disclosed for 2004 include payments under the Management Achievement Plan and, where applicable, other cash payments related to incentive awards for the indicated year, including payments on single-year incentive awards under the Long-Term Incentive Plan.
2)	Except for the income related to Mr. Lockhart during 2004, the aggregate value does not exceed the lesser of $50,000 or 10% of shown salary and bonus. Mr. Lockhart had taxable income of $122,019 related to the personal use of the company aircraft and was reimbursed for related taxes incurred in the amount of $37,349.
3)	The number of shares and value of previously-granted restricted stock held by each executive as of January 31, 2005 was: M. D. Lockhart – 100,000 ($191,000); S.J. Senkowski – 668 ($1,276); M. J. Angello – 2,160 ($4,126).
4)	The amounts disclosed include pay-outs only on multi-year incentive awards granted under the Long-Term Incentive Plan. See note 1.
5)	The amounts disclosed for 2004 include:
a)	Non-elective contribution by Armstrong of $20,000 to each individual’s Bonus Replacement Retirement Plan account
b)	Contributions by the Company under the Retirement Savings and Stock Ownership Plan that match the employee’s contributions: M.D. Lockhart - $6,500; S.J. Senkowski - $5,572; M. J. Angello - $6,500; L. A. Campanaro - $6,500; J. N. Rigas - $6,500.
c)	Taxable income related to company-paid life insurance benefits: M. D. Lockhart - $516; L.A. Campanaro - $516; J. N. Rigas - $516.
6)	Prior to January 1, 2005, L. A. Campanaro served as Senior Vice President and Chief Financial Officer of AHI and AWI. His employment terminated February 28, 2005. In addition to the amounts included above, Mr. Campanaro received $1,398,400 in March 2005 as a severance payment.

Management Achievement Plan and Long-Term Incentive Plan

Bonus payments disclosed in the “Summary Compensation Table” included awards made to executive officers in accordance with the Management Achievement Plan for Key Executives(“MAP”). Under the MAP, an executive can earn cash rewards in relation to the attainment of corporate, business unit and individual goals. The corporate and business unit goals are set by the Company’s Management Development and Compensation Committee of the Board of Directors. A specific weighting is assigned to each of the corporate and business unit achievement segments where such segments are applicable. Each participant has a targeted annual incentive award which is expressed as a percentage of base salary earnings and varies with the participant’s level of responsibility. Incentive amounts earned under the corporate and business unit segments of the MAP are based on financial performance against predetermined financial goals.

Payouts were also made to executive officers under the Long-Term Incentive Plan (the “Incentive Plan”). The Incentive Plan provides cash incentive awards to officers and key employees. Each award is conditioned upon achievement of one or more performance goals covering a performance period of one or more years, as set forth in the award agreement. In making a cash incentive award, a threshold performance level is established, below which no award will be payable.

Change in Control Agreements

A group of senior executives, including M. D. Lockhart, S. J. Senkowski, J. N. Rigas, M. J. Angello, W. C. Rodruan and F. N. Grasberger III have entered into change in control (“CIC”) agreements. These agreements provide severance benefits in the event of a change in control of AHI or AWI. The purpose of the agreements is to foster stability in the management ranks in the face of a possible change in control.

The severance benefits are payable if the executive is involuntarily terminated or terminates employment for good reason within three years following a change in control. Good reason to terminate employment exists if there are significant changes in the nature of the individual’s employment following the change in control. For example, a reduction in compensation, a change in responsibility, or a relocation of the place of employment would constitute significant changes. For the most senior officers, the agreement includes a provision where the executive may choose to terminate employment for any reason during the thirty-day period beginning twelve months following a qualifying change in control and receive severance benefits. The qualifying change in control must meet the definitions in (2) and (3) shown below. The agreements have an automatic annual renewal feature, meaning the agreements will continue in effect unless either one of Armstrong, AHI or the executive elects not to extend the agreement.

For the purposes of these agreements, a change in control includes the following: (1) acquisition by a person (excluding certain qualified owners) of beneficial ownership of 20% or more of AHI’s common stock; (2) change in the composition of the Board of AHI, so that existing Board members and their approved successors do not constitute a majority of the Board; (3) consummation of a merger or consolidation of AHI, unless shareholders of voting securities immediately prior to the merger or consolidation continue to hold 66 2/3% or more of the voting securities of the resulting entity; and (4) shareholder approval of a liquidation or dissolution of AHI or sale of substantially all of AHI’s assets.

Severance benefits under the agreements depend on the position the executive holds, but generally include: (1) a lump severance payment equal to two or three times the sum of the officer’s annual base salary and the higher of the officer’s highest annual bonus earned in the three years prior to termination or prior to the change in control; (2) a lump-sum payment of the portion of the officer’s target incentive awards applicable to the year of termination of employment calculated by multiplying the target award by the fractional number of months completed in the performance award period; (3) up to three additional years of service credit for purpose of determining retirement benefits, the actuarial present value of which are payable as a lump sum; (4) continuation of life, disability, accident and health insurance benefits for three years following termination; (5) full reimbursement for the payment of any applicable excise taxes; and (6) payment of legal fees incurred in connection with a good faith dispute involving the agreement.

The Bankruptcy Court in Armstrong World Industries’ Chapter 11 Case approved AWI’s assumption of the CIC agreements subject to certain modifications. The modifications limit in certain respects (i) what constitutes a change in control under the CIC agreements; and (ii) with respect to the CIC agreements for the most senior officers, what constitutes “Good Reason” entitling the executive to terminate employment and receive benefits under the agreement. If the POR discussed in Note 1 of the Consolidated Financial Statements of this 10-K report were to become effective, the issuance of the new stock of reorganized AWI according to the provisions of the POR would constitute a change in control under the CIC agreements for all executives except for F. N. Grasberger III.

Employment Agreements

Armstrong entered into an employment agreement with Michael D. Lockhart effective August 7, 2000, in which Mr. Lockhart agreed to serve as Chairman of the Board and Chief Executive Officer of AHI at an initial base salary of $800,000 per year and a $5,000,000 one-time signing bonus. This contract was subsequently approved by the Bankruptcy Court in Armstrong World Industries’ Chapter 11 Case. The employment agreement was automatically renewed for an additional one-year term on the third anniversary of the date of the agreement and renews for an additional one-year term on each successive anniversary, unless AHI gives notice not to extend the agreement at least 180 days prior to the anniversary date. If the employment agreement with Mr. Lockhart is terminated without “cause,” or if Mr. Lockhart terminates his employment for “good reason”, Mr. Lockhart is entitled to receive (1) a lump-sum cash payment equal to his base salary, plus the higher of (i) the bonus for which he is eligible in the year of termination at target performance levels, or (ii) the highest bonus award paid during the last three years, multiplied by either the number of years remaining in his employment agreement or by one (“1”), whichever is larger, and (2) continuation of certain benefits for the remainder of the term of his employment agreement. Mr. Lockhart’s employment agreement also contains a non-competition provision that bars him from competing with AHI or any subsidiaries or affiliates for a period of two years following his termination. The agreement also provides Mr. Lockhart with the opportunity to participate in all short-term and long-term incentive plans offered by AHI and AWI, including an annual cash incentive opportunity and an annual long-term incentive award under AHI’s long-term incentive plan. The agreement further provides that the value of his annual long-term incentive award on the grant date is required to equal 150% of Mr. Lockhart’s target annual cash compensation (salary and bonus) for the year, and that he receives two years of service credit for every one year of actual service towards the calculation of his pension benefits under the Retirement Benefit Equity Plan. In addition, in March 2005, the Company granted Mr. Lockhart five additional years of service credit under that plan. See the section “Benefits from Retirement Plans” below for a table illustrating actual benefit payments based upon credited years of service and compensation.

AWI hired F. Nicholas Grasberger III effective January 1, 2005 as Senior Vice President and Chief Financial Officer of AHI at an initial base salary of $450,000 per year and a $300,000 one-time signing bonus. His agreement also provides Mr. Grasberger with the opportunity to participate in AWI’s annual cash incentive and long-term incentive plans with target incentive awards for 2005 valued at 60% and 180% of annual base salary respectively. As approved by the Bankruptcy Court in AWI’s Chapter 11 Case, Mr. Grasberger will receive a Cash Retention Payment of $450,000 if he remains employed through December 31, 2005. During AWI’s Chapter 11 reorganization, Mr. Grasberger will qualify for enhanced severance benefits if he meets the eligibility provisions of the AWI Severance Pay Plan which is described below. His severance payment would be two times the sum of annual base salary and target annual bonus. Mr. Grasberger would be eligible to continue health care and life insurance benefits for two years at active employee costs. Following emergence from Chapter 11 reorganization, AWI will provide a minimum severance payment equal to annual base salary, and benefits would continue for one year. At the time of AWI’s emergence from Chapter 11 reorganization, it is planned that Mr. Grasberger would receive equity awards consisting of 41,400 shares of restricted stock and 124,200 nonqualified stock options. It is anticipated that both awards would vest in one-third installments at two, three and four years from the grant date.

Severance Pay Plan for Salaried Employees

The Severance Pay Plan for Armstrong World Industries’ Salaried Employees was adopted in 1990. This plan is designed to cushion the effects of unemployment for certain salaried employees. The benefits are payable if a covered employee is terminated under certain circumstances. All salaried employees of AHI and AWI, including the officers named in the Summary Compensation Table, are eligible to participate in the plan. A participant will be entitled to severance pay if they are terminated and an exclusion does not apply. The employee is not entitled to severance pay if the reason for the termination is the following: (1) voluntary separation; (2) the employee accepts employment with the successor organization in connection with the sale of a plant, unit, division or subsidiary; (3) the employee rejects the offer of a position in the same geographic area at a base salary of at least 90% of the employee’s current salary made by AHI or AWI, their subsidiaries or any successor organization; (4) misconduct; or (5) unsatisfactory performance, unless otherwise approved by the Severance Pay Committee. Severance benefits will be offset by payments made under CIC agreements or individual employment agreements.

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

Enhanced Severance Benefits during AWI’s Chapter 11 Reorganization

Under the Retention Program for Key Employees approved by the Bankruptcy Court in AWI’s Chapter 11 Case, enhanced severance benefits apply to approximately 195 employees (excluding M. D. Lockhart) during the term of the Chapter 11 reorganization. Cash severance payments ranging from two years of base salary and target annual bonus for the year of termination to nine months of base salary apply depending on the employee’s job and evaluation level. Employees will receive continued health care and life insurance benefits for the duration of their severance payment period along with outplacement support.

Other Benefits

Except as specifically noted, the benefit programs for executives are generally the same as those offered to the company’s other salaried employees. Depending on the executive’s job evaluation and pay level, Armstrong currently provides the following executive benefits: (1) supplemental benefits on comparable terms to those otherwise available under either the pension or savings plan but for qualified plan limitations, (2) company-paid long-term disability insurance, (3) limited reimbursement (a maximum of $4,500 per year) for personal financial planning expenses, and (4) annual company-paid physical exams. As noted in the Summary Compensation Table, Mr. Lockhart has access to company aircraft for personal use and is reimbursed for taxes accrued as a result of his imputed taxable income stemming from such use.

TABLE 2: OPTION/SAR GRANTS IN LAST FISCAL YEAR

There were no grant of stock options or any other equity-based awards during 2004 under any of Armstrong’s stock-based compensation plans. No equity compensation awards have been made since AWI’s Chapter 11 Filing in December 2000, other than commitments entered into prior to the Chapter 11 filing.

TABLE 3: AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth information regarding the exercise of stock options during 2004 and the unexercised options held as of the end of 2004 by each of the named executives:

	AHI Shares Acquired On Exercise (#)	Value Realized (market price at exercise less exercise price) ($)	Securities Underlying Unexercised Options/SARs At Fiscal Year-End (#)		Value of Unexercised In- The-Money Options/SARs At Fiscal Year-End ($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
M. D. Lockhart	0	0	300,000	0	$133,250	0
S. J. Senkowski	0	0	14,655	0	0	0
L. A. Campanaro	0	0	0	0	0	0
J. N. Rigas	0	0	17,000	0	0	0
M. J. Angello	0	0	10,570	0	0	0

TABLE 4: LONG TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR

The following table sets forth information regarding the long-term incentive plan awards granted during 2004 to each of the named executives:

Name	Performance Period Until Maturation or Payout	Estimated Future Payouts Under Non-Stock Price- Based Plans
		Threshold ($)	Target ($)	Maximum[4] ($)
M. D. Lockhart	2/23/2004 – 12/31/2005		1,240,000[1]	1,240,000
M. D. Lockhart	2/23/2004 – 12/31/2005		1,860,000[2]	2,790,000
S. J. Senkowski	1/01/2004 – 12/31/2005		440,000[3]	528,000
L. A. Campanaro	1/01/2004 – 12/31/2005		415,150[3]	498,180
J. N. Rigas	1/01/2004 – 12/31/2005		262,500[3]	315,000
M. J. Angello	1/01/2004 – 12/31/2005		265,500[3]	318,600

1)	Mr. Lockhart’s cash incentive award will be earned in direct proportion to the ratio of (1) three times the increase in 2005 earnings before interest, taxes, depreciation and amortization (EBITDA) over 2003 EBITDA to (2) 2003 EBITDA. EBITDA results exclude the impact of bankruptcy-related expense/income, restructuring charges and significant unusual items. No threshold payment level has been established. Cash payments earned will be paid in early 2006.

2)	Mr. Lockhart’s second cash incentive award will be determined on the basis of a factor related to the EBITDA compound annual growth percentage comparing 2005 to 2003, multiplied by a number equal to 1 plus the ratio of (1) the dollar increase in EBITDA from 2003 to 2005 to (2) 2003 EBITDA. EBITDA results exclude the impact of bankruptcy-related expenses/income, restructuring charges and significant unusual items. No threshold payment level has been established. Cash payments earned will be paid in early 2006.
3)	This award will be earned based on cumulative adjusted operating income results for 2004 and 2005 and paid in early 2006. The target and actual results exclude the impact of interest expense/income, bankruptcy-related expense/income, restructuring charges and significant unusual items.
4)	Under the terms of the 1999 Long-Term Incentive Plan, the maximum payment to any one participant pursuant to a Cash Incentive Award with respect to any one year is $3 million.

BENEFITS FROM RETIREMENT PLANS

The following table shows the estimated pension benefits payable to a participant at normal retirement age under Armstrong’s Retirement Income Plan and Retirement Benefit Equity Plan. The Retirement Income Plan is a qualified defined benefit pension plan. Salaried employees hired after December 31, 2004 will not participate in this plan but will receive an enhanced match under the 401(k) savings plan. The Retirement Benefit Equity Plan is an unfunded, nonqualified supplemental pension plan. It provides participants with benefits that would otherwise be denied by reason of certain Internal Revenue Code limitations on qualified plan benefits. The amounts shown in Table 5 are based on compensation that is covered under the plans and years of service with AWI and its subsidiaries (plus additional years of credited service awarded).

TABLE 5: PENSION PLAN TABLE

ANNUAL RETIREMENT BENEFIT BASED ON SERVICE1

Remuneration[2]	15 Years	20 Years	25 Years	30 Years	35 Years	40 Years
$200,000	$43,000	$58,000	$72,000	$86,000	$101,000	$113,000
$400,000	$90,000	$120,000	$150,000	$179,000	$209,000	$233,000
$600,000	$136,000	$182,000	$227,000	$272,000	$318,000	$354,000
$800,000	$183,000	$244,000	$305,000	$365,000	$426,000	$474,000
$1,000,000	$229,000	$306,000	$382,000	$458,000	$535,000	$595,000
$1,200,000	$276,000	$368,000	$460,000	$551,000	$643,000	$715,000
$1,400,000	$322,000	$430,000	$537,000	$644,000	$752,000	$836,000
$1,600,000	$369,000	$492,000	$615,000	$737,000	$860,000	$956,000
$1,800,000	$415,000	$554,000	$692,000	$830,000	$969,000	$1,077,000
$2,000,000	$462,000	$616,000	$770,000	$923,000	$1,077,000	$1,197,000
$2,200,000	$508,000	$678,000	$847,000	$1,016,000	$1,186,000	$1,318,000

1)	Benefits shown assume retirement in 2004. The benefits are computed as a straight life annuity beginning at age 65 and are not subject to deduction for Social Security or other offsets.
2)	Calculated as the average annual compensation in the three highest paid years during the 10 years prior to retirement. Annual compensation equals the total of the amounts reported under the columns captioned “Salary” and “Bonus” in the Summary Compensation Table (excluding cash retention and long-term incentive payments) as well as Armstrong contributions under the Bonus Replacement Retirement Plan.

The 2004 annual compensation and estimated years of service for plan purposes for each of the executives named in the Summary Compensation Table were as follows:

M. D. Lockhart - $920,000 (13.8 years); S. J. Senkowski - $634,823 (31.6 years); M.J. Angello - $378,950 (21.9 years); and J. N. Rigas - $365,000 (22.8 years). Mr. Campanaro was not vested in the plans. Under his employment agreement, Mr. Lockhart receives two years of service credit for every one year of actual service toward the calculation of his pension benefits under the Retirement Benefit Equity Plan and five additional years of service credit, which are reflected in the numbers above. Estimated years of service include credit for prior service awarded to M.J. Angello (14 years) and J. N. Rigas (17 years) upon their employment with Armstrong. The Armstrong retirement benefit for Messrs. Angello and Rigas will be reduced by the value of any defined benefit pension payable by previous employers for the respective period of the prior service credit.

Special provisions apply if the Retirement Income Plan is terminated within five years following an Extraordinary Event, as this item is defined in the plan. In that event, plan liabilities will first be satisfied; then, remaining plan assets will be applied to increase retirement income to employees. The amount of the increase is based on the assumption that the employee would have continued employment with Armstrong until retirement. Messrs. Lockhart, Senkowski, Angello and Rigas would be entitled to this benefit.

Pension enhancement provisions apply in the event that a salaried member is terminated other than for cause or resigns for good reason, as those terms are defined in the plan, within two years following a change in control of AHI. If those members have at least 10 years of service and are at least 50 years in age, they would be eligible for early retirement without certain normal reductions applying. Members with 15 or more years of service would also receive credit under the plan for an additional five years of service. Effective March 1, 2004, salaried members ceased to accrue additional pension benefits under these pension enhancement provisions and no such benefits will be paid from the Retirement Benefit Equity Plan.

Compensation of Directors

AHI and Armstrong do not separately compensate directors who are employees for services as a director. AHI and Armstrong pay directors who are not employees a retainer of $90,000 per year. Shared directors receive only a single retainer. The Audit Committee chairman receives an annual fee of $20,000 and the chairpersons of the Management Development and Compensation Committee, and the Nominating and Governance Committee each receive an annual fee of $10,000. AHI and Armstrong directors who are not employees are paid $2,500 per day plus reasonable expenses for special assignments including special meetings in connection with Board activity.

Management Development and Compensation Committee and Interlocks and Insider Participation

The Management Development and Compensation Committee members are Jerre L. Stead (Chairman); Judith R. Haberkorn; and Ruth M. Owades. John A. Krol served as a Committee member during 2004 prior to his retirement from the Board of Directors on March 31, 2004. The Management Development and Compensation Committee establishes the overall philosophy and policies governing compensation programs, including those subject to Section 162(m) of the Internal Revenue Code, for AHI and Armstrong management.

None of the members of the Management Development and Compensation Committee is a current or former officer of the Company or was a party to any related party transaction (as determined under SEC disclosure requirements) involving the Company during the year ended December 31, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

a) Stock Ownership of Certain Beneficial Owners

AHI indirectly owns all of the capital stock of AWI. The following table1 sets forth, as of February 15, 2005, unless otherwise indicated, each person or entity known to AHI that may be deemed to have beneficial ownership of more than 5% of the outstanding AHI common stock.

Name And Address Of Beneficial Owner	Amount And Nature Of Beneficial Ownership	Percent Of Class Outstanding[2]
JP Morgan Chase[3] 270 Park Avenue New York, NY 10017	3,613,225[4]	8.9%
Harbert Distressed Investment Management Fund, Ltd.[5] c/o International fund Services (Ireland) Ltd. Third Floor, Bishop’s Square Redmond’s Hill Dublin 2, Ireland	2,770,246	6.8%
Chesapeake Partners Management Co. Inc.[6] 1829 Reisterstown Road, Suite 420 Baltimore, MD 21208	2,614,000	6.4%
Royce & Associates, LLC 1414 Avenue of the Americas New York, NY 10019	2,419,500	5.9%
Glenview Capital Management, LLC 399 Park Avenue, Floor 39 New York, NY 10022	2,332,562	5.7%

1)	In accordance with applicable rules of the Securities and Exchange Commission, this information is based on Schedule 13G information filed in February 2005.
2)	In accordance with applicable rules of the Securities and Exchange Commission, this percentage is based upon the total 40,668,892 shares of AHI’s common stock that were outstanding on December 31, 2004.
3)	JP Morgan Chase serves as the trustee of the Stock Ownership Armstrong Holdings Stock Fund of the Retirement Savings and Stock Ownership Plan (RSSOP). As trustee, JP Morgan Chase may be deemed to be the beneficial owner of 3,613,225 shares held in the trusts. JP Morgan Chase is obligated to vote, tender, or exchange any Common Stock beneficially owned by the RSSOP Trust as directed by participants in RSSOP. JP Morgan Chase votes these shares in accordance with the participant’s direction. Shares that are unallocated and any allocated shares for which no instructions are received, are voted in the same proportion as the shares of Common Stock for which instructions are received. JP Morgan Chase directly votes the shares beneficially owned by the Retirement Income Plan.
4)	Number of shares held as of December 31, 2004.
5)	Harbert Distressed Investment Management Fund, Ltd. filed a Schedule 13G on February 14, 2005. Harbert Distressed Investment Management Fund, Ltd. indicated it and its affiliated parties, HMC Distressed Investment Offshore Manager, L.L.C., HMC Investors, L.L.C., Philip Falcone, Raymond J. Harbert and Michael D. Luce own in the aggregate 2,770,246 shares.
6)	The Schedule 13G filed on March 7, 2005 by Chesapeake Partners Management Co. Inc. was a joint filing in accordance with the provisions of Rule 13-d-1(k) of the Securities Exchange Act, as amended. Chesapeake Partners Management Co. Inc. is the beneficial owner of 2,614,000 shares. 1,355,835 shares are held for the account of Chesapeake Partners Limited Partnership and 1,258,165 shares are held for the account of Chesapeake Partners International Ltd.

b) Security Ownership of Management

The following table shows the amount of AHI stock that each director, each individual named in the Summary Compensation Table and all directors and executive officers owned as a group. The ownership rights in these shares consist of sole voting and investment power, except where otherwise indicated. No named individual beneficially owns 1% or more of the outstanding common shares. Collectively, all of the directors and executive officers as a group beneficially own 1.2% of the outstanding common shares. This information is as of January 31, 2005.

Name	Stock[1]	Stock Options Exercisable within 60 days	Total Beneficial Ownership	Restricted Stock[2]	Phantom Shares[3]
H. Jesse Arnelle	2,044	—	2,044	—	1,689
Judith R. Haberkorn	1,084	4,970	6,054	—	1,910
Michael D. Lockhart	100,124	300,000	400,124	—	—
James E. Marley	3,022	1,410	4,432	—	8,086
Ruth M. Owades	5,000	—	5,000	—	—
John. J. Roberts	—	—	—	—	—
M. Edward Sellers	—	—	—	—	—
Jerre L. Stead	4,400	3,260	7,660	—	2,094
Matthew J. Angello	2,262	10,570	12,832	2,756	—
Leonard A. Campanaro	124	—	124	—	—
John N. Rigas	979	17,000	17,979	—	—
Stephen J. Senkowski	3,235	14,655	17,890	1,995	—
Director and officers as a group (13 persons)	126,506	366,465	492,971	6,198	14,062

1)	Includes the following shares that may be determined to be owned by the employee through the employee stock ownership accounts of AHI’s Retirement Savings and Stock Ownership Plan (“RSSOP”): M. D. Lockhart – 124; S. J. Senkowski – 2,186; M. J. Angello – 1,407; L.A. Campanaro – 124; J. N. Rigas – 979 and executive officers as a group – 11,274. Includes the following shares indirectly owned and held in the savings accounts of the RSSOP accounts of the following individuals: S. J. Senkowski – 38; M. J. Angello – 563 and executive officers as a group – 2,029. Includes the following shares indirectly owned and held in the Bonus Replacement Retirement Plan accounts: M. J. Angello – 292 and executive officers as a group – 292.
2)	Includes restricted shares, some of which have been deferred and are held in trust. The participants have voting power but not investment power.
3)	Includes phantom shares held in a stock subaccount under the Deferred Compensation Plan. The participants have no voting or investment power.

Equity Compensation Plan Information

No equity-based compensation has been granted since AWI filed for relief under Chapter 11 in December 2000, other than commitments entered into prior to the Chapter 11 filing.

The following table provides information as of December 31, 2004 regarding securities that were authorized for issuance under pre-December 2000 grants pursuant to equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights[1] (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,278,096	$29.57	4,538,709
Equity compensation plans not approved by security holders2	108,260	—	504,443

Total	2,386,356	$28.23	5,043,152

1)	Restricted stock included in weighted-average exercise price as $0 because it has no exercise price.
2)	The Stock Award Plan was adopted by the AHI Board of Directors effective July 24, 2000. The purpose of the plan was to providing a portion of the compensation for officers, directors and key employees in shares of common stock pursuant to the terms of the plan. The plan is administered by the Management Development and Compensation Committee and provides for the grant of Restricted Stock Awards and Stock Awards which may be subject to certain terms and conditions established by the Committee. The awards were to be used for the purposes of recruitment, recognition and retention of eligible participants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. H. Jesse Arnelle is Of Counsel with the law firm of Womble Carlyle Sandridge & Rice, PLLC. Armstrong has retained Womble Carlyle Sandridge & Rice, PLLC for many years, including 2004 and 2003. Mr. Arnelle receives no benefit from, and has no interest in, the fees the company pays to that law firm. Mr. Arnelle’s relationship with this law firm does not prevent him from being considered an independent outside director under SEC or NASDAQ rules.

During 2004, Stratford Management Company, Inc. purchased products from our Cabinets segment in the amount of $120,511. The President of Stratford Management Co. is the brother of David E. Gordon, who was President of our Cabinets segment during most of 2004. The transactions were all in the ordinary course of business.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Professional Audit Fee Services Rendered

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of AHI’s annual financial statements for 2004 and 2003, and fees billed for other services rendered by KPMG LLP. For the purposes of this table, audit fees are for services rendered in connection with the audit of AHI’s financial statements as of and for the year ended December 31, 2004, for which a portion of the billings occurred or will occur in 2005. All fees in 2004 were pre-approved by the Audit Committee. In 2003, all but $13,000 of the fees were pre-approved by the Audit Committee.

(amounts in 000’s)	2004	2003
Audit Fees	$3,950	$3,650
Audit Related Fees(1)	900	760

Audit and Audit Related Fees	4,850	4,410

Tax Fees(2)	915	1,480

All Other Fees(3)	105	890

Total Fees	$5,870	$6,780

1)	Audit Related Fees consisted principally of fees for audits of financial statements of certain employee benefit plans, accounting research assistance on technical topics (including Chapter 11 related accounting issues), limited agreed upon procedures over certain internal controls and other consultations relating to internal controls, international financial reporting standards at some foreign locations and other issues with respect to foreign statutory financial statements.
2)	Tax Fees consisted of fees for tax consultation and tax compliance services.
3)	All Other Fees consist primarily of fees for Bankruptcy Court fee application preparation for 2004 and primarily Chapter 11 corporate recovery assistance services for 2003.

Audit Committee Pre-approval Policies and Procedures

The Audit Committee of Armstrong Holdings, Inc.’s Board of Directors adopted a policy and procedures that require their pre-approval of any services provided by the firm that serves as our independent auditor. Per the policy, management cannot engage the independent auditor for any services without the Audit Committee’s pre-approval. Further, the Audit Committee delegates to the Committee chair the authority to pre-approve services not exceeding 5% of the total audit fees for the year for purposes of handling emergency needs, with a report to the full Committee of such approvals at its next meeting. The policy and procedures comply with Section 10A(i) of the Securities Exchange Act.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)	The financial statements and schedule of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. filed as a part of this 2004 Annual Report on Form 10-K are listed in the “Index to Financial Statements and Schedules” on page 50.

(a)(2)	The financial statements required to be filed pursuant to Item 15(d) of Form 10-K are:

Worthington Armstrong Venture consolidated financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 (filed herewith as Exhibit 99.1).

(a)(3)	The following exhibits are filed as a part of this 2004 Annual Report on Form 10-K.

Exhibit No.	Description
No. 2.1	Armstrong Holdings, Inc. Plan of Dissolution, Winding Up and Distribution is incorporated by reference from Exhibit A to the Proxy Statement of Armstrong Holdings, Inc. filed on October 16, 2003.

No. 2.2	Armstrong World Industries, Inc.’s Revised Projected Financial Information submitted to the U.S. Bankruptcy Court for the District of Delaware, constituting Exhibit C to the Disclosure Statement, is incorporated by reference from the Current Report filed on Form 8-K on November 20, 2003 wherein it appeared as Exhibit 99.1.

No. 2.3	Certain Exhibits to Armstrong World Industries, Inc.’s Fourth Amended Plan of Reorganization submitted to the U.S. District Court for the District of Delaware are incorporated by reference from the Current Report filed on Form 8-K on September 8, 2003.

No. 2.4	Armstrong World Industries, Inc.’s Disclosure Statement submitted to the U.S. District Court for the District of Delaware is incorporated by reference from the Current Report filed on Form 8-K on May 23, 2003.

No. 2.5	Armstrong World Industries, Inc.’s Fourth Amended Plan of Reorganization submitted to the U.S. District Court for the District of Delaware on May 23, 2003, and as modified by modifications filed with the Bankruptcy Court on October 17, 2003, November 10, 2003 and December 3, 2004.

No. 3.1	Armstrong Holdings, Inc.’s Amended and Restated Articles of Incorporation are incorporated herein by reference from the Current Report on Form 8-K dated May 9, 2000, wherein it appeared as Exhibit 3.1(i). (SEC File No. 000-50408)

No. 3.2	Armstrong Holdings, Inc.’s Bylaws, effective May 1, 2000 are incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 3(b). (SEC File No. 000-50408)

No. 3.3	Armstrong World Industries, Inc.’s Restated Articles of Incorporation, as amended, are incorporated by reference from the 1994 Annual Report on Form 10-K wherein they appear as Exhibit 3(b). (SEC File No. 1-2116)

No. 3.4	Armstrong World Industries, Inc.’s Bylaws as amended November 9, 2000 are incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 3(d). (SEC File No. 1-2116)

No. 4.1	Armstrong Holdings, Inc.’s Shareholder Summary of Rights to Purchase Preferred Stock dated as of March, 14, 2000 is incorporated by reference from Armstrong Holdings, Inc.’s registration statement on Form 8-K dated May 9, 2000, wherein it appeared as Exhibit 99.2. (SEC File No. 000-50408)

No. 4.2	Armstrong World Industries, Inc.’s Retirement Savings and Stock Ownership Plan effective as of October 1, 1996, as amended April 12, 2001 is incorporated by reference from Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, wherein it appeared as Exhibit 4.* (SEC File No. 1-2116)

No. 4.3	Armstrong World Industries, Inc.’s $450,000,000 Credit Agreement (5-year) dated as of October 29, 1998, among Armstrong World Industries, Inc., The Chase Manhattan Bank, as administrative agent, and the banks listed therein, is incorporated by reference from the 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(f). (SEC File No. 1-2116)

No. 4.4	Armstrong World Industries, Inc.’s Indenture, dated as of August 6, 1996, between Armstrong World Industries, Inc. and The Chase Manhattan Bank, formerly known as Chemical Bank, as successor to Mellon Bank, N.A., as Trustee, is incorporated by reference from Armstrong World Industries, Inc.’s registration statement on Form S-3/A dated August 14, 1996, wherein it appeared as Exhibit 4.1. (SEC File No. 1-2116)

No 4.5	Instrument of Resignation, Appointment and Acceptance dated as of December 1, 2000 among Armstrong World Industries, Inc., The Chase Manhattan Bank and Wells Fargo Bank Minnesota, National Association, regarding Armstrong World Industries, Inc.’s Indenture, dated as of August 6, 1996, between Armstrong World Industries, Inc. and The Chase Manhattan Bank, formerly known as Chemical Bank, as successor to Mellon Bank, N.A., as Trustee, is incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 4(e). (SEC File No. 1-2116)

No. 4.6	Copy of portions of Armstrong World Industries, Inc.’s Board of Directors’ Pricing Committee’s resolutions establishing the terms and conditions of $200,000,000 of 6.35% Senior Notes Due 2003 and $150,000,000 of 6 1/2% Senior Notes Due 2005, is incorporated by reference from the 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(h). (SEC File No. 1-2116)

No. 4.7	Copy of portions of Armstrong World Industries, Inc.’s Board of Directors’ Pricing Committee’s resolutions establishing the terms and conditions of $180,000,000 of 7.45% Senior Quarterly Interest Bonds Due 2038, is incorporated by reference from the 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(i). (SEC File No. 1-2116)

No. 4.8	Note Purchase Agreement dated June 19, 1989 for 8.43% Series A Guaranteed Serial ESOP Notes due 1989 –2001 and 9.00% Series B Guaranteed Serial ESOP Notes due 2000-2004 for the Armstrong World Industries, Inc. Employee Stock Ownership Plan (“Share in Success Plan”) Trust, with Armstrong World Industries, Inc. as guarantor is incorporated by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s registration statement on Form 10-Q for the quarter ended September 30, 2000, wherein it appeared as Exhibit 4(a). (SEC File No. 1-2116)

No. 4.9	Armstrong World Industries, Inc.’s $300,000,000 Revolving Credit and Guarantee Agreement dated December 6, 2000, between Armstrong World Industries, Inc. and The Chase Manhattan Bank and the banks referenced therein; the First Amendment to this Agreement, dated February 2, 2001; and the Amendment Letter to this Agreement, dated February 28, 2001, are incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 4(i). (SEC File No. 1-2116)

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

No. 4.10	Amendment to Armstrong World Industries, Inc.’s Debtor in Possession Credit Facility dated October 31, 2003, is incorporated by reference from the 2003 Annual Report on Form 10-K wherein it appeared as Exhibit 4(j).

No. 4.11	Indenture, dated as of March 15, 1988, between Armstrong World Industries, Inc. and Morgan Guaranty Trust Company of New York, as Trustee, as to which The First National Bank of Chicago is successor trustee, (relating to Armstrong World Industries, Inc.’s $125 million 9 3/4% Debentures due 2008 and Series A Medium Term Notes) is incorporated by reference from the 1995 Annual Report on Form 10-K wherein it appeared as Exhibit 4(c). (SEC File No. 1-2116)

No. 4.12	Senior Indenture dated as of December 23, 1998 between Armstrong World Industries, Inc. and First National Bank of Chicago, as Trustee, is incorporated by reference from Armstrong World Industries, Inc.’s Registration Statement on Form S-3 (File No. 333 - 74501) dated March 16, 1999, wherein it appeared as Exhibit 4.3. (SEC File No. 1-2116)

No. 4.13	Global Note representing $200 million of 7.45% Senior Notes due 2029 is incorporated by reference from the Current Report on Form 8-K filed on May 29, 1999, wherein it appeared as Exhibit 4.2. (SEC File No. 1-2116)

No. 4.14	Agreement and Plan of Merger, dated as of June 30, 1999 by and among AISI Acquisition Corp. and Armstrong World Industries, Inc and Armstrong Industrial Specialties, Inc. is incorporated by reference from the Current Report on Form 8 - K filed on July 14, 1999, wherein it appeared as Exhibit 1. (SEC File No. 1-2116)

No. 10.1	Armstrong World Industries, Inc.’s Agreement Concerning Asbestos-Related Claims dated June 19, 1985, (the “Wellington Agreement”) among Armstrong World Industries, Inc. and other companies is incorporated by reference from the 1997 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(a). (SEC File No. 1-2116)

No. 10.2	Producer Agreement concerning Center for Claims Resolution, as amended, among Armstrong World Industries, Inc. and other companies is incorporated by reference from the 1999 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(b). (SEC File No. 1-2116)

No. 10.3	Armstrong World Industries, Inc.’s 1993 Long-Term Stock Incentive Plan is incorporated by reference from the 1993 Proxy Statement wherein it appeared as Exhibit A. * (SEC File No. 1-2116)

No. 10.4	Armstrong World Industries, Inc.’s Directors’ Retirement Income Plan, as amended, is incorporated by reference from the 1996 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(c). * (SEC File No. 1-2116)

No. 10.5	Armstrong World Industries, Inc. and Armstrong Holdings, Inc.’s Management Achievement Plan for Key Executives, as amended February 26, 2001, is incorporated by reference from the 2000 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(d). * (SEC File No. 1-2116)

No. 10.6	Armstrong World Industries, Inc.’s Retirement Benefit Equity Plan (formerly known as the Excess Benefit Plan), as amended January 1, 2000 is incorporated by reference from the 1999 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(e). * (SEC File No. 1-2116)

No. 10.7	Armstrong Holdings, Inc.’s Deferred Compensation Plan, as amended May 1, 2000, is incorporated by reference from the 2000 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(f) * (SEC File No. 000-50408)

No. 10.8	Armstrong World Industries, Inc.’s Severance Pay Plan for Salaried Employees, as amended January 1, 2003 and March 15, 2005. *

No. 10.9	Armstrong World Industries, Inc.’s 1999 Long-Term Incentive Plan is incorporated by reference from the 1999 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(j). * (SEC File No. 1-2116)

No. 10.10	Form of Change in Control Agreement between Armstrong World Industries, Inc. and certain of its officers is incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 10(iii)(k), together with a schedule identifying those executives and the material differences among the agreements to which each executive is a party, incorporated by reference from the 2003 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(j). * (SEC File No. 1-2116)

No. 10.11	Change in Control Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart, dated August 7, 2000 is incorporated by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, wherein it appeared as Exhibit 10(e). * (SEC File No. 000-50408)

No. 10.12	Form of Indemnification Agreement between Armstrong Holdings, Inc., Armstrong World Industries, Inc. and Messrs. Arnelle, Marley, Stead and Ms. Haberkorn, is incorporated by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, wherein it appeared as Exhibit 10(iii)(a). * (SEC File No. 000-50408)

No. 10.13	Form of Indemnification Agreement between Armstrong Holdings, Inc., Armstrong World Industries Inc. and certain Directors and Officers, together with schedules identifying those Directors and Officers and the material differences among the agreements to which each executive is a party, are incorporated by reference from the 2003 Annual Report on Form 10-K wherein they appeared as Exhibit 10(iii)(m), Exhibit 10(iii)(n) and Exhibit 10(iii)(q). * (SEC File No. 000-50408)

No. 10.14	Form of Indemnification Agreement between Armstrong Holdings, Inc., Armstrong World Industries Inc. and M. Edward Sellers, dated May 1, 2001 is incorporated by reference from the 2001 Annual Report of Form 10-K wherein it appeared as Exhibit 10(iii)(s). * (SEC File No. 000-50406)

No. 10.15	Form of Indemnification Agreement between Armstrong Holdings, Inc. and Armstrong World Industries, Inc. and Ms. Ruth M. Owades and Mr. John J. Roberts, incorporated by reference from the 2003 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(q). *

No. 10.16	Armstrong World Industries, Inc.’s Bonus Replacement Retirement Plan, dated as of January 1, 1998, as amended, is incorporated by reference from the 1998 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(m). * (SEC File No. 1-2116)

No. 10.17	Employment Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart dated August 7, 2000 is incorporated by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(a). * (SEC File No. 000-50408)

No. 10.18	Amendment to August 7, 2000 Employment Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart is incorporated by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, wherein it appeared as Exhibit 10. * (SEC File No. 000-50408)

No. 10.19	Order Authorizing and Approving Retention Program for Key Employees and Approving Assumption of Executory Contracts dated April 18, 2001 is incorporated by reference from the 2001 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(u).

No. 10.20	Armstrong Holdings, Inc.’s Stock Award Plan is incorporated by reference from Armstrong Holdings, Inc.’s registration statement on Form S-8 filed August 16, 2000, wherein it appeared as Exhibit 4.1. * (SEC File No. 000-50408)

No. 10.21	Management Services Agreement between Armstrong Holdings, Inc. and Armstrong World Industries, Inc., dated August 7, 2000 is incorporated by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(g). * (SEC File No. 000-50408)

No. 10.22	Form of Amendment of Restricted Stock Award Agreements between Armstrong Holdings, Inc. and the following executive officers: M.D. Lockhart, M.J. Angello, S.J. Senkowski and W.C. Rodruan dated July 22, 2002 is incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 wherein it appeared as Exhibit 10. *

No. 10.23	Settlement and Release Agreement between Armstrong Holdings, Inc., Armstrong Worldwide, Inc. and Armstrong World Industries, Inc. dated May 9, 2003, incorporated by reference from the 2003 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(aa).

No. 10.24	Hiring Agreement between Armstrong World Industries, Inc. and F. Nicholas Grasberger dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K on January 6, 2005, wherein it appeared as Exhibit 10.1. *

No. 10.25	Change in Control Agreement between Armstrong World Industries, Inc. and F. Nicholas Grasberger dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K on January 6, 2005, wherein it appeared as Exhibit 10.2. *

No. 10.26	Indemnification Agreement between Armstrong World Industries, Inc. and F. Nicholas Grasberger dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K on January 6, 2005, wherein it appeared as Exhibit 10.3. *

No. 10.27	Form of grant letter regarding executive officer participation in Armstrong World Industries, Inc.’s retention payment program together with the schedule of participating Executive Officers is incorporated by reference from the Current Report filed on Form 8-K on February 3, 2005, wherein they appeared as Exhibits 10.1 and 10.2. *

No. 10.28	Order of the U.S. District Court Authorizing and Approving Continued Cash Retention Program for Key Employees dated December 9, 2004, is incorporated by reference from the Current Report filed on Form 8-K on February 3, 2005, wherein it appeared as Exhibit 99.1.

No. 10.29	Executive Officer Compensation Arrangements between Armstrong World Industries Inc. and certain executive officers. *

No. 10.30	Form of Long-Term Incentive Plan 2005 award letter regarding executive participation in the 1999 Long-Term Incentive Plan is incorporated by reference form the Current Report filed on Form 8-K on February 25, 2005, wherein it appeared as Exhibit 10.5. *

No. 10.31	Summary of Armstrong World Industries, Inc.’s Nonqualified Deferred Compensation Plan. *

No. 10.32	Summary of Armstrong Nonemployee Director Compensation. *

No. 11.1	Computation for basic earnings per share.

No. 11.2	Computation for diluted earnings per share.

No. 21.1	List of Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s domestic and foreign subsidiaries.

No. 23.1	Consent of Independent Registered Public Accounting Firm.

No. 23.2	Consent of Independent Registered Public Accounting Firm.

No. 23.3	Consent of Independent Registered Public Accounting Firm.

No. 23.4	Consent of Independent Registered Public Accounting Firm.

No. 24.1	Power of Attorney and authorizing resolution.

No. 31.1	Certification of Principal Executive Officer of Armstrong Holdings, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

No. 31.2	Certification of Principal Financial Officer of Armstrong Holdings, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

No. 31.3	Certification of Principal Executive Officer of Armstrong World Industries, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

No. 31.4	Certification of Principal Financial Officer of Armstrong World Industries, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

No. 32.1	Certification of Chief Executive Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

No. 32.2	Certification of Chief Financial Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

No. 99.1	Worthington Armstrong Venture consolidated financial statements as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001, incorporated by reference from the Form 10-K/A Amendment No. 2 wherein it appeared as Exhibit 99.1.

*	Management Contract or Compensatory Plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMSTRONG HOLDINGS, INC.
(Registrant)

By:	/s/ Michael D. Lockhart
Chairman, Chief Executive Officer and President

Date: March 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant AHI and in the capacities and on the dates indicated.

Directors and Principal Officers of the registrant AHI:

Name	Title
Michael D. Lockhart	Chairman, Chief Executive Officer and President
(Principal Executive Officer)
F. Nicholas Grasberger III	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
William C. Rodruan	Vice President and Controller
(Chief Accounting Officer)
H. Jesse Arnelle	Director
Judith R. Haberkorn	Director
James E. Marley	Director
Ruth M. Owades	Director
John J. Roberts	Director
M. Edward Sellers	Director
Jerre L. Stead	Director

By:	/s/ Michael D. Lockhart
(Michael D. Lockhart, as attoney-in-fact for AHI directors and on his own behalf)
As of March 29, 2005

By:	/s/ F. Nicholas Grasberger III
(F. Nicholas Grasberger III)
As of March 29, 2005

By:	/s/ William C. Rodruan
(William C. Rodruan)
As of March 29, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMSTRONG WORLD INDUSTRIES, INC.
(Registrant)

By:	/s/ Michael D. Lockhart
Chairman, Chief Executive Officer and President

Date: March 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant Armstrong and in the capacities and on the dates indicated.

Directors and Principal Officers of the registrant AWI:

Name	Title
Michael D. Lockhart	Chairman, Chief Executive Officer and President
(Principal Executive Officer)
F. Nicholas Grasberger III	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
William C. Rodruan	Vice President and Controller
(Chief Accounting Officer)
James E. Marley	Director
John N. Rigas	Director

By:	/s/ Michael D. Lockhart
(Michael D. Lockhart, as attoney-in-fact for James E. Marley and on his own behalf)
As of March 29, 2005

By:	/s/ F. Nicholas Grasberger III
(F. Nicholas Grasberger III)
As of March 29, 2005

By:	/s/ William C. Rodruan
(William C. Rodruan)
As of March 29, 2005

By:	/s/ John N. Rigas
(John N. Rigas)
As of March 29, 2005

SCHEDULE II

Armstrong Holdings, Inc. and Armstrong World Industries, Inc.

Valuation and Qualifying Reserves of Accounts Receivable

For Years Ended December 31

	2004	2003	2002
Provision for Losses
Balance at beginning of year	$18.9	$20.3	$22.0
Additions charged to earnings	4.1	6.4	7.8
Deductions	(10.0)	(7.8)	(9.5)

Balance at end of year	$13.0	$18.9	$20.3

Provision for Discounts
Balance at beginning of year	$47.3	$41.4	$36.6
Additions charged to earnings	217.8	229.6	237.5
Deductions	(219.6)	(223.7)	(232.7)

Balance at end of year	$45.5	$47.3	$41.4

Total Provision for Discounts and Losses
Balance at beginning of year	$66.2	$61.7	$58.6
Additions charged to earnings	221.9	236.0	245.3
Deductions	(229.6)	(231.5)	(242.2)

Balance at end of year	$58.5	$66.2	$61.7

Exhibit No.	Exhibit Index
No. 2.5	Armstrong World Industries, Inc.’s Fourth Amended Plan of Reorganization submitted to the Bankruptcy Court for the District of Delaware on May 23, 2003, and as modified by modifications filed with the Bankruptcy Court on October 17, 2003, November 10, 2003 and December 3, 2004.

No. 10.8	Armstrong World Industries Inc.’s Severance Pay Plan for Salaried Employees, as amended January 1, 2003 and March 15, 2005.

No. 10.29	Executive Officer Compensation Arrangements between Armstrong World Industries Inc. and certain executive officers.

No. 10.30	Form of Long-Term Incentive Plan 2005 award letter regarding executive officer participation in the 1999 Long-Term Incentive Plan.

No. 10.31	Summary of Armstrong World Industries, Inc.’s Nonqualified Deferred Compensation Plan

No. 10.32	Summary of Armstrong Nonemployee Director Compensation.

No. 11.1	Computation for basic earnings per share.

No. 11.2	Computation for diluted earnings per share.

No. 21	List of Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s domestic and foreign subsidiaries.

No. 23.1	Consent of Independent Registered Public Accounting Firm.

No. 23.2	Consent of Independent Registered Public Accounting Firm.

No. 23.3	Consent of Independent Registered Public Accounting Firm.

No. 23.4	Consent of Independent Registered Public Accounting Firm.

No. 24	Power of Attorney and authorizing resolution.

No. 31.1	Certification of Principal Executive Officer of Armstrong Holdings, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

No. 31.2	Certification of Principal Financial Officer of Armstrong Holdings, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act 2002.

No. 31.3	Certification of Principal Executive Officer of Armstrong World Industries, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

No. 31.4	Certification of Principal Financial Officer of Armstrong World Industries, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

No. 32.1	Certification of Chief Executive Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

No. 32.2	Certification of Chief Financial Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

No. 99.1	Worthington Armstrong Venture consolidated financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002.