Form 10-Q
period 2005-03-31
ARMSTRONG WORLD INDUSTRIES INC; ARMSTRONG HOLDINGS INC /PA/
filed 2005-04-29
CIK 7431, 1109304

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

ARMSTRONG HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	000-50408	23-3033414
(State or other jurisdiction of incorporation or organization)	Commission file number	(I.R.S. Employer Identification No.)

P.O. Box 3001, Lancaster, Pennsylvania		17604
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code (717) 397-0611

ARMSTRONG WORLD INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	1-2116	23-0366390
(State or other jurisdiction of incorporation or organization)	Commission file number	(I.R.S. Employer Identification No.)

P.O. Box 3001, Lancaster, Pennsylvania		17604
(Address of principal executive offices)		(Zip Code)

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

Yes ☒    No ☐

Number of shares of Armstrong Holdings, Inc.’s common stock outstanding as of April 19, 2005 - 40,668,690.

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

It is not possible to predict or identify all factors that could potentially cause actual results to differ materially from expected and historical results. Some such factors are:

Chapter 11

•	Factors relating to Armstrong World Industries, Inc.’s (“AWI”) Chapter 11 Filing, such as: the possible disruption of relationships with creditors, customers, suppliers and employees; the ultimate size of AWI’s asbestos-related and other liabilities; the ability to confirm and implement a plan of reorganization; the availability of financing and refinancing for both AWI and its subsidiaries that are not parties to its Chapter 11 Filing; legislation that might affect AWI’s liabilities; and AWI’s ability to comply with covenants in its debtor-in-possession credit facility (the “DIP Facility”).

•	Factors relating to AWI’s emergence from bankruptcy, such as emergence-related costs and AWI’s debt service costs for debt to be issued pursuant to the plan of reorganization. Debt service costs will affect net income and cash flow.

•	Covenants in the agreements governing our anticipated, emergence-related debt may impose restrictions that limit operating and financial flexibility.

Business Environment

•	Our business is cyclical in nature and is affected by the same economic factors that affect the residential, office, commercial and institutional renovation and construction industries in general, such as the availability of credit, consumer confidence, changes in interest rates, governmental budgets and general economic conditions. Despite our efforts to foresee and plan for the effects of changes in these circumstances, we cannot predict their impact with certainty. For example, economic weakness can lead customers to delay or cancel construction plans or could lead to further industry overcapacity. For more information on these matters, see the discussion of Market Risk in Item 7A of our 2004 Form 10-K.

•	The major markets for our products, particularly in the renovation and construction industries, are highly competitive. Business combinations among our competitors or suppliers could affect our competitive position in any of our business units. Competition from foreign competitors who have lower cost structures than we have is a threat in the flooring business. Similarly, combinations or alliances among our major customers could increase their purchasing power in dealing with us. If we should enter into one or more business combinations, our business, finances and capital structure could be affected.

•	The level of success of our new product introductions, as well as new patents, and those of our competitors will impact our competitive position.

•	The extent to which we successfully achieve integration of and synergies from acquisitions as well as the impact of divestitures, plant closings, including the ability to derive cost savings, and other unusual items that may result from evolving business strategies and organizational restructuring will impact our results of operations.

•	Changes in the stock and bond markets could adversely affect the valuation of assets and projected benefit obligations in the related accounting of, and the funding requirements for, our pension plans.

Sales Environment

•	We have several key customers and the loss of one of these customers could affect our financial performance. Although builders, dealers and other retailers represent other channels of distribution for our products, the loss of a significant portion of sales from a major customer would have a material adverse impact on our results of operations.

•	Business decisions made by our major customers and business conditions that affect our major customers and distribution networks may adversely affect our business.

•	Increased retail trade consolidation, especially in markets such as the United States, could make us more dependent upon key retailers whose relative bargaining strength may increase.

•	We are affected by changes in the policies and marketing strategies of our retail trade customers, such as inventory shifts or fluctuations, limitations on access to shelf space and other conditions. Many of our customers, particularly major home center retailers, have engaged with us in continuous efforts to reduce their inventory levels and improve delivery fulfillment.

•	Profitability can be affected by changes over time in consumer preferences for one type of product versus another. This may create a shift in demand from products with higher margins to those with lower margins or to products we do not sell.

•	We may be unable to increase prices to our customers when our costs increase.

International

•	We face political, social and economic risks related to our international operations which can negatively affect our business, operating results, profitability and financial condition. The risk of war and terrorism may adversely affect the economy and the demand for our products.

•	Various worldwide economic and political factors, such as changes in the competitive structures of the markets, credit risks in emerging markets, variations in residential and commercial construction rates, and economic growth rates in various areas of the world in which we do business could affect the end-use markets for our products.

•	Profitability can be affected by margin erosion to the extent that sales shift to developing markets with lower profitability.

•	Changes in intellectual property legal protections and remedies, trade regulations, tariff classifications or duty rates, and procedures and actions affecting production, pricing and marketing of products, intergovernmental disputes, possible nationalization and unstable governments and legal systems could impact our business.

•	Fluctuations in exchange rates can significantly affect our reported results from one period to the next. Tax inefficiencies and currency exchange controls in repatriating cash flow from non-U.S. subsidiaries could adversely affect us.

Raw Materials and Sourced Products

•	The availability of raw materials, energy, water and sourced products due to changes in conditions that impact our suppliers, including environmental conditions, laws and regulations, litigation involving our suppliers, transportation disruptions, force majeure events and/or business decisions made by our suppliers may have an adverse impact on our results of operations.

•	We purchase a significant amount of certain raw materials, such as lumber, veneers, PVC resin, plasticizers, mineral fibers and natural gas. Prices of these raw materials, as well as transportation costs, can change dramatically and can have a significant adverse impact on our manufacturing costs.

Labor Contracts

•	A significant portion of our employees in production are represented under collective labor contracts, with a variety of unions both domestic and international, which are generally multi-year in nature and expire at varying dates. Renewal of collective labor agreements which are expiring involves negotiations, with a potential for work stoppages at affected plants. Should a work stoppage occur, it could adversely affect the results of operations, at least during the period of the event.

Legal

•	Claims of undetermined merit and amount have been asserted against us for various legal matters, including asbestos-related litigation and claims. We could face potential product liability or warranty claims relating to products we manufacture or distribute. For more information on these matters, see the discussion of Legal Proceedings in Part II, Item 1 in this report.

•	We are subject to a wide variety of increasingly complex and stringent federal, state and local laws and regulations. Changes in laws and regulations, including accounting standards, taxation requirements, and environmental and safety regulations, that affect our business could lead to significant, unforeseen expenditures.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings

(amounts in millions, except per share amounts)

Unaudited

	Three Months Ended March 31,
	2005	2004
Net sales	$840.7	$845.0
Cost of goods sold	662.5	660.4

Gross profit	178.2	184.6
Selling, general and administrative expenses	170.4	147.9
Restructuring charges, net	8.2	2.0
Equity (earnings) from joint venture	(8.1)	(6.1)

Operating income	7.7	40.8
Interest expense (unrecorded contractual interest of $21.5 and $21.7)	2.2	2.1
Other non-operating expense	—	0.9
Other non-operating (income)	(2.2)	(1.5)
Chapter 11 reorganization costs, net	2.0	2.5

Earnings from continuing operations before income taxes	5.7	36.8
Income tax expense	8.7	16.8

Net (loss) earnings from continuing operations	$(3.0)	$20.0
(Loss) from discontinued operations, net of tax of $0.2	—	(0.4)

Net (loss) earnings	$(3.0)	$19.6

Net (loss) earnings per share of common stock, continuing operations:
Basic	$(0.07)	$0.49
Diluted	$(0.07)	$0.49

(Loss) per share of common stock, discontinued operations:
Basic	$—	$(0.01)
Diluted	$—	$(0.01)

Net (loss) earnings per share of common stock:
Basic	$(0.07)	$0.48
Diluted	$(0.07)	$0.48

Average number of common shares outstanding:
Basic	40.5	40.5
Diluted	40.5	40.7

See accompanying notes to condensed consolidated financial statements beginning on page 10.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	Unaudited March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$401.6	$515.9
Accounts and notes receivable, net	369.1	336.1
Inventories, net	541.7	529.2
Deferred income taxes	15.6	15.6
Income tax receivable	7.0	7.0
Other current assets	84.1	78.4

Total current assets	1,419.1	1,482.2
Property, plant and equipment, less accumulated depreciation and amortization of $1,545.9 and $1,540.7, respectively	1,185.2	1,208.8
Insurance receivable for asbestos-related liabilities, noncurrent	88.8	88.8
Prepaid pension costs	480.7	480.9
Investment in affiliates	74.9	72.5
Goodwill, net	135.3	136.0
Other intangibles, net	74.0	76.0
Deferred income taxes, noncurrent	942.6	941.6
Other noncurrent assets	120.0	122.6

Total assets	$4,520.6	$4,609.4

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$18.1	$11.1
Current installments of long-term debt	7.8	8.2
Accounts payable and accrued expenses	367.7	447.4
Income tax payable	26.0	20.3
Deferred income taxes	1.1	1.1

Total current liabilities	420.7	488.1
Liabilities subject to compromise	4,866.7	4,866.2
Long-term debt, less current installments	27.0	29.2
Postretirement and postemployment benefit liabilities	262.0	262.6
Pension benefit liabilities	246.1	258.9
Other long-term liabilities	87.5	87.6
Deferred income taxes, noncurrent	19.2	19.2
Minority interest in subsidiaries	9.3	9.3

Total noncurrent liabilities	5,517.8	5,533.0
Shareholders’ equity (deficit):
Common stock, $1 par value per share Authorized 200 million shares; issued 51,878,910 shares	51.9	51.9
Capital in excess of par value	167.7	167.7
Reduction for ESOP loan guarantee	(142.2)	(142.2)
Accumulated deficit	(1,021.6)	(1,018.6)
Accumulated other comprehensive income	39.6	42.8
Less common stock in treasury, at cost 2005 and 2004 – 11,210,018 shares	(513.3)	(513.3)

Total shareholders’ (deficit)	(1,417.9)	(1,411.7)

Total liabilities and shareholders’ equity	$4,520.6	$4,609.4

See accompanying notes to condensed consolidated financial statements beginning on page 10.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except per share amounts)

Unaudited

	2005		2004
Common stock, $1 par value:
Balance at beginning of year and March 31	$51.9		$51.9

Capital in excess of par value:
Balance at beginning of year and March 31	$167.7		$167.9

Reduction for ESOP loan guarantee:
Balance at beginning of year and March 31	$(142.2)		$(142.2)

Retained earnings (accumulated deficit):
Balance at beginning of year	$(1,018.6)		$(937.8)
Net (loss) earnings for period	(3.0)	$(3.0)	19.6	$19.6

Balance at March 31	$(1,021.6)		$(918.2)

Accumulated other comprehensive income:
Balance at beginning of year	$42.8		$43.3
Foreign currency translation adjustments	(5.4)		(1.9)
Derivative gain/(loss), net	1.4		(0.5)
Minimum pension liability adjustments	0.8		0.1

Total other comprehensive (loss)	(3.2)	(3.2)	(2.3)	(2.3)

Balance at March 31	$39.6		$41.0

Comprehensive (loss) income		$(6.2)		$17.3

Less treasury stock at cost:
Balance at beginning of year and March 31	$(513.3)		$(513.3)

Total shareholders’ (deficit)	$(1,417.9)		$(1,312.9)

See accompanying notes to condensed consolidated financial statements beginning on page 10.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net (loss) earnings	$(3.0)	$19.6
Adjustments to reconcile net (loss) earnings to net cash (used for) operating activities:
Depreciation and amortization	36.4	34.9
Deferred income taxes	(1.4)	0.3
Equity (earnings) from affiliates, net	(8.4)	(6.6)
Chapter 11 reorganization costs, net	2.0	2.5
Chapter 11 reorganization costs payments	(3.4)	(6.9)
Restructuring charges, net of reversals	8.2	2.0
Restructuring payments	(12.8)	(1.2)
Cash effect of hedging activities	(5.7)	2.6
Increase (decrease) in cash from change in:
Receivables	(38.7)	(75.6)
Inventories	(19.3)	(10.9)
Other current assets	(5.0)	0.3
Other noncurrent assets	(5.5)	(6.9)
Accounts payable and accrued expenses	(43.2)	12.6
Income taxes payable	6.2	(3.9)
Other long-term liabilities	(3.4)	1.9
Other, net	(1.5)	(1.3)

Net cash (used for) operating activities	(98.5)	(36.6)

Cash flow from investing activities:
Purchases of property, plant and equipment and computer software	(26.9)	(16.7)
Distributions from equity affiliates	6.0	—
Proceeds from the sale of assets	1.2	0.9

Net cash (used for) investing activities	(19.7)	(15.8)

Cash flows from financing activities:
Increase in short-term debt, net	7.7	5.1
Payments of long-term debt	(1.5)	(0.7)
Other, net	—	(0.2)

Net cash provided by financing activities	6.2	4.2

Effect of exchange rate changes on cash and cash equivalents	(2.3)	—

Net (decrease) in cash and cash equivalents	(114.3)	(48.2)
Cash and cash equivalents at beginning of year	515.9	484.3

Cash and cash equivalents at end of period	$401.6	$436.1

See accompanying notes to condensed consolidated financial statements beginning on page 10.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The accounting policies used in preparing these statements are the same as those used in preparing AHI’s consolidated financial statements for the year ended December 31, 2004, which includes the accounts of AHI and its majority-owned subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in AHI’s Form 10-K for the fiscal year ended December 31, 2004. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

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

Operating results for the first quarter of 2005 and the corresponding period of 2004 included in this report are unaudited. However, these condensed consolidated financial statements have been reviewed by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) for a limited review of interim financial information.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications were made to the condensed consolidated statement of earnings and primarily consisted of reclassifying 2004 amounts from other non-operating income and other non-operating expense to selling, general and administrative (“SG&A”) expense and discontinued operations. In addition, on December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“The Act”) became law in the United States. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligible participants with a range of options for coordinating with the new government-sponsored program. These options include supplementing the government program on a secondary payor basis or accepting a direct subsidy from the government to support a portion of the cost of the employer’s program. Pursuant to guidance issued in the second quarter of 2004 by the FASB, we elected to begin recording the effect of the Act in the second quarter of 2004. The Act affects both operating income and balance sheet liabilities over time. Since the Act was effective retroactive to January 1, 2004 and the total year benefit was $7 million, operating income for the three months ended March 31, 2004 benefited by $1.8 million. The $1.8 million benefit in 2004 was recorded in cost of goods sold ($1.0 million) and SG&A ($0.8 million). The impact of the Act also decreased income tax expense in the first quarter of 2004 by $0.1 million. Operating income in the first quarter of 2005 also benefited from the

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

effects of the Act by $2.3 million (cost of goods sold by $1.4 million and SG&A by $0.9 million). The impact of the Act decreased income tax expense in the first quarter of 2005 by $0.4 million.

There would have been no effect on net income and earnings per share if AHI had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-based Compensation,” to stock-based employee compensation in 2005 or 2004.

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

AHI and all of AWI’s other direct and indirect subsidiaries, including Armstrong Wood Products Inc. (formerly Triangle Pacific Corp.), WAVE (AWI’s ceiling grid systems joint venture with Worthington Industries, Inc.), Armstrong Canada, and Armstrong DLW AG, were not a part of the Filing and accordingly, except for any asbestos-related liability that also relates, directly or indirectly, to the pre-Filing activities of AWI, the liabilities, including asbestos-related liability if any, of such companies will not be resolved in AWI’s Chapter 11 Case. See below under “The Asbestos Personal Injury Trust” and Note 14 under “Asbestos-Related Litigation”.

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

AWI filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit on March 4, 2005. On March 18, 2005, AWI filed a motion to expedite the appeal to the U.S. Court of Appeals. A motion to dismiss the appeal was filed by the Committee of Unsecured Creditors on March 29, 2005. AWI is also reviewing other options to resolve its Chapter 11 Case, and is monitoring a proposed asbestos claims litigation reform bill in Congress (see the discussion under “Potential Legislation” in Note 14). AWI is unable to predict whether the POR will be confirmed or when AWI would emerge from Chapter 11.

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

However, although AWI’s domestic and foreign subsidiaries and other affiliates would be protected parties, asbestos-related personal injury claims against them would be channeled to the Asbestos PI Trust only to the extent such claims directly or indirectly relate to the pre-Filing manufacturing, installation, distribution or other activities of AWI, or AWI’s ownership of the subsidiaries or affiliates (as distinguished from independent activities of the subsidiaries or affiliates). See Note 14 under “Asbestos-Related Litigation.”

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

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

Approximately 1,100 proofs of claim totaling approximately $1.3 billion are pending with the Bankruptcy Court that are associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI’s participation in the Center for Claims Resolution. As stated above, the bar date of August 31, 2001 did not apply to asbestos-related personal injury claims other than claims for contribution, indemnification, or subrogation. The POR contemplates that all AWI asbestos-related personal injury claims, including claims for contribution, indemnification, or subrogation, will be addressed in the future pursuant to the procedures relating to the Asbestos PI Trust developed in connection with the POR. See further discussion regarding AWI’s liability for asbestos-related matters in Note 14.

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

Financing

AWI has a $75.0 million debtor-in-possession credit facility that currently is limited to issuances of letters of credit. This facility is scheduled to mature on December 8, 2005. As of March 31, 2005, AWI had approximately $42.4 million in letters of credit, which were issued pursuant to the DIP Facility. As of March 31, 2005, AWI had $221.9 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. AWI believes that cash on hand and generated from operations and dividends from its subsidiaries, together with subsidiary lines of credit and the DIP Facility, will be adequate to address its foreseeable liquidity needs. Obligations under the DIP Facility, including reimbursement of draws under the letters of credit, if any, constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact

AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate pre-Filing liabilities that are subject to compromise and report them separately on the balance sheet. See Note 4 for detail of the liabilities subject to compromise at March 31, 2005 and December 31,2004. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s pre-Filing debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of AWI subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI’s estimated liability for asbestos-related personal injury claims is also recorded in liabilities subject to compromise. See Note 14 for further discussion of AWI’s asbestos liability.

Additional pre-Filing claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities during the first quarters of 2005 and 2004:

	2005	2004
Professional fees	$3.8	$3.3
Interest income, post-Filing	(1.9)	(0.8)
Other expense directly related to bankruptcy, net	0.1	—

Total Chapter 11 reorganization costs, net	$2.0	$2.5

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

Conclusion

AWI is unable to predict whether the POR will be confirmed or when AWI would emerge from Chapter 11. Therefore, the timing and terms of a resolution of the Chapter 11 Case remain uncertain.

NOTE 3. SEGMENT RESULTS

(amounts in millions)

	Three Months Ended March 31,
	2005	2004
Net sales to external customers
Resilient Flooring	$284.9	$304.1
Wood Flooring	190.1	197.4
Textiles and Sports Flooring	62.9	62.3
Building Products	253.6	230.0
Cabinets	49.2	51.2

Total sales to external customers	$840.7	$845.0

	Three Months Ended March 31,
	2005	2004
Segment operating income (loss)
Resilient Flooring	$(9.6)	$15.0
Wood Flooring	8.8	10.3
Textiles and Sports Flooring	(5.9)	(1.9)
Building Products	35.3	27.9
Cabinets	(5.9)	0.6
Unallocated Corporate (expense)	(15.0)	(11.1)

Total consolidated operating income	$7.7	$40.8

	March 31, 2005	December 31, 2004
Segment assets
Resilient Flooring	$759.2	$737.9
Wood Flooring	660.0	663.6
Textiles and Sports Flooring	214.0	218.1
Building Products	600.5	596.3
Cabinets	99.5	102.2

Total segment assets	2,333.2	2,318.1
Assets not assigned to segments	2,187.4	2,291.3

Total consolidated assets	$4,520.6	$4,609.4

NOTE 4. LIABILITIES SUBJECT TO COMPROMISE

As a result of AWI’s Chapter 11 filing (see Note 2), pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of our subsidiaries that are not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI’s asbestos liability is also recorded in liabilities subject to compromise. See Note 2 for further discussion on how the Chapter 11process may

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

address AWI’s liabilities subject to compromise and Note 14 for further discussion of AWI’s asbestos liability.

Liabilities subject to compromise at March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005	December 31, 2004
Debt (at face value)(1)	$1,388.6	$1,388.6
Asbestos-related liability	3,190.6	3,190.6
Prepetition trade payables	58.9	58.9
Prepetition other payables and accrued interest	70.9	70.4
ESOP loan guarantee	157.7	157.7

Total liabilities subject to compromise	$4,866.7	$4,866.2

(1)	In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $21.5 million in the first quarter of 2005 and $21.7 million in the first quarter of 2004.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

NOTE 5. DISCONTINUED OPERATIONS

On December 29, 1995, Armstrong sold a furniture subsidiary, Thomasville Furniture Industries. During the first quarter of 2004, AHI recorded a net loss of $0.4 million for an environmental indemnification related to this divestiture. This adjustment was classified as discontinued operations since the original divestiture was reported as discontinued operations.

NOTE 6. INVENTORIES

	March 31, 2005	December 31, 2004
Finished goods	$375.9	$362.9
Goods in process	45.4	49.3
Raw materials and supplies	196.5	206.9
Less LIFO and other reserves	(76.1)	(89.9)

Total inventories, net	$541.7	$529.2

NOTE 7. EQUITY INVESTMENTS

Investments in affiliates were $74.9 million at March 31, 2005, an increase of $2.4 million, reflecting the equity earnings of our 50% interest in our WAVE joint venture and our remaining 35% interest in Interface Solutions, Inc. (“ISI”). Condensed income statement data for WAVE, our joint venture accounted for under the equity method of accounting, is summarized below:

	Three Months Ended March 31,
	2005	2004
Net sales	$72.6	$60.9
Gross profit	20.7	17.4
Net earnings	16.1	12.2

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

As of January 1, 2005, we had goodwill of approximately $136 million. Goodwill is required to be tested for impairment at least annually. We perform our annual assessment in the fourth quarter.

The following table represents the changes in goodwill for the first three months of 2005.

	January 1, 2005	Adjustments, net(1)	Impairments	March 31, 2005
Goodwill by segment
Wood Flooring	$108.2	—	—	$108.2
Building Products	15.2	$(0.7)	—	14.5
Cabinets	12.6	—	—	12.6

Total consolidated goodwill	$136.0	$(0.7)	—	$135.3

(1)	Consists of the effects of foreign exchange.

The following table details amounts related to AHI’s intangible assets as of March 31, 2005 and December 31, 2004.

	March 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Computer software	$110.8	$69.4	$109.8	$66.4
Land use rights and other	4.4	1.0	4.4	1.0

Total	$115.2	$70.4	$114.2	$67.4

Unamortized intangible assets
Trademarks and brand names	$29.2		$29.2

Other intangible assets, gross	$144.4		$143.4

Aggregate Amortization Expense
For the three months ended March 31, 2005	$4.0
For the three months ended March 31, 2004	$3.8

NOTE 9. RESTRUCTURING AND OTHER ACTIONS

Net restructuring charges of $8.2 million and $2.0 million were recorded in the first quarters of 2005 and 2004, respectively. These charges are summarized in the following table:

	Net Charge/(Reversal) Three Months Ended March 31,
	2005	2004	Segment
Action Title
Lancaster Plant	$6.8	—	Resilient Flooring
Hoogezand	1.0	2.3	Building Products
North America SG&A	(0.1)	—	Resilient Flooring
Morristown	0.2	—	Cabinet Products
Searcy	0.1	—	Wood Flooring
Oss	0.2	—	Textiles & Sports Flooring
European consolidation	—	(0.3)	Resilient Flooring, Textiles & Sports Flooring

Total	$8.2	$2.0

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

Lancaster Plant: The charge related to the fourth quarter 2004 decision to cease commercial flooring production at Lancaster in 2006. Commercial flooring production requirements will be serviced by other facilities around the world. Of the $6.8 million charge in 2005, $6.2 million is a non-cash charge related to termination benefits to be paid through the U.S. pension plan. The other $0.6 million is comprised of severance and related costs. We have incurred $7.8 million of severance and pension related restructuring charges to-date. We expect to incur an additional $31 million of restructuring charges for severances and pension benefits between 2005 and 2008, with the majority of charges incurred in 2005. Additionally, we recorded $2.1 million of accelerated depreciation and $0.3 million of other related costs in the first quarter of 2005, both in cost of goods sold.

Hoogezand: These charges are related to the first quarter 2004 decision to close the manufacturing facility and are comprised of severance and related costs. Closure of the plant was completed in the first quarter of 2005. The production will be transferred to another Building Products location in Münster, Germany and will result in a net reduction of approximately 72 positions. We have incurred restructuring charges of $11.9 million to-date, and expect to incur an additional $6.9 million in the remainder of 2005. Additionally, we recorded $0.5 million and $0.7 million of accelerated depreciation in cost of goods sold in the first quarters of 2005 and 2004, respectively. We also recorded $0.1 million of other related costs in cost of goods sold in the first quarter of 2005.

North America SG&A: The 2005 net reversal of $0.1 million was related to Resilient Flooring and was recorded for severance and related costs due to a restructuring of the sales force and management structure in North America in response to changing market conditions. This initiative was announced in the fourth quarter of 2004 and is expected to be completed by the second quarter of 2005. We have incurred $5.2 million of restructuring charges to-date and do not expect to incur any additional charges.

Morristown: The 2005 charge related to the fourth quarter 2004 decision to close a plant in Tennessee in the first quarter of 2005. Manufacturing was consolidated at two existing plants in the United States. We have incurred $0.4 million of severance related restructuring charges and $0.2 million of related shutdown costs to-date and expect to incur an additional $0.3 million of shutdown costs in 2005. Additionally, we recorded $0.1 million of accelerated depreciation and $0.8 million of other related costs in 2005, both in cost of goods sold.

Searcy: The charge related to the fourth quarter 2004 decision to close a solid hardwood flooring location in Arkansas in the first quarter of 2005 and was comprised of estimated severance benefits and related costs. We will continue to manufacture solid wood flooring at other plants across the United States. We have incurred $0.9 million of restructuring charges to-date and expect to incur an additional $0.1 million in the second quarter of 2005.

Oss: The 2005 charge was recorded to reflect shutdown costs related to a plant closure in The Netherlands. The related severance charges were recorded during the third quarter of 2003 when the plant closure was announced. We will continue to manufacture carpet at other plants across Europe. We have incurred $4.9 million of restructuring charges to-date and do not expect to incur any additional costs in the future.

European consolidation: The net reversals in 2004 comprised certain severance accruals that were no longer necessary in the remaining accruals from the 2003 and 2002 charges in the Resilient Flooring ($0.2 million) and Textiles and Sports Flooring ($0.1 million) segments.

The following table summarizes activity in the restructuring accruals for the first three months of 2005 and 2004.

	Beginning Balance	Cash Payments	Net Charges	Other	Ending Balance
2005	$24.8	$(12.8)	$2.0	$(0.4)	$13.6
2004	10.0	(1.2)	2.0	0.1	10.9

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

The amount in “other” for 2005 and 2004 is related to the effects of foreign exchange.

Of the March 31, 2005 and 2004 ending balances, $1.3 million is reported in liabilities subject to compromise.

Substantially all of the ending balance of the restructuring accrual as of March 31, 2005 relates to a noncancelable operating lease, which extends through 2017, and severance for terminated employees with extended payouts, the majority of which will be paid in 2005.

NOTE 10. INCOME TAX EXPENSE

	Three months ended March 31,
	2005	2004
Earnings from continuing operations before income taxes	$5.7	$36.8
Income tax expense	$8.7	$16.8

Tax expense of $8.7 million recorded in the first three months of 2005 represents the estimated effective tax rate for 2005 applied against year-to-date taxable income of $5.7 million, taking into consideration the matters described below. The resulting three-month tax rate of 152.6% is higher than the statutory US Federal and state rate primarily because of $13.8 million in foreign losses incurred in the quarter for which no tax benefit can be recognized as we have provided valuation allowances on the losses in these foreign jurisdictions. The tax rate also increased due to certain adjustments of tax reserves related to Canadian withholding taxes, a German tax audit item, state tax reserve needs, and additional valuation allowances placed on state net operating losses.

Tax expense of $16.8 million recorded in the first quarter of 2004 represents the estimated effective tax rate for 2004 applied against quarterly pre-tax income of $36.8 million.

NOTE 11. PENSIONS

Following are the components of net periodic benefit costs:

	Three Months Ended March 31,
	2005	2004
U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$6.2	$5.8
Interest cost on projected benefit obligation	24.0	22.8
Expected return on plan assets	(39.5)	(36.9)
Amortization of prior service cost	4.1	4.3
Recognized net actuarial loss	0.4	0.4

Net periodic pension (credit)	$(4.8)	$(3.6)

Retiree Health and Life Insurance Benefits
Service cost of benefits earned	$0.7	$0.7
Interest cost on projected benefit obligation	5.1	5.5
Amortization of prior service benefit	(1.4)	(1.4)
Recognized net actuarial loss	3.0	2.4

Net periodic postretirement benefit cost	$7.4	$7.2

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

	Three Months Ended March 31,
	2005	2004
Non-U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$2.6	$2.5
Interest cost on projected benefit obligation	5.7	5.3
Expected return on plan assets	(4.1)	(3.7)
Amortization of prior service cost	—	0.1
Recognized net actuarial loss	0.5	0.1

Net periodic pension cost	$4.7	$4.3

We previously disclosed in our financial statements for the year ended December 31, 2004 that we expected to contribute $22.7 million to our non-U.S. defined benefit pension plans in 2005. As of March 31, 2005, $9.6 million of contributions have been made. We presently anticipate contributing an additional $16.5 million to fund our pension plans in 2005 for a total of $26.1 million.

NOTE 12. PRODUCT WARRANTIES

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. Generally, the terms of these warranties range up to 25 years and provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for the accrual of product warranties for the first three months of 2005 and 2004:

	2005	2004
Balance at January 1	$22.6	$25.5
Reductions for payments	(8.5)	(9.8)
Current year warranty accruals	8.7	9.5
Preexisting warranty accrual changes	(0.1)	(0.2)
Effects of foreign exchange translation	(0.4)	(0.2)

Balance at March 31	$22.3	$24.8

NOTE 13. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2005	2004
Interest paid	$0.5	$0.4
Income taxes paid, net	$4.0	$19.9

NOTE 14. LITIGATION AND RELATED MATTERS

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

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

Before the POR may be implemented, it must be confirmed by order of the Bankruptcy Court and the U.S. District Court. In addition, consummation of the POR is subject to the satisfaction after confirmation of certain conditions, as provided by the POR. On February 23, 2005, the U.S. District Court Judge Eduardo C. Robreno ruled that the POR, in its current form, could not be confirmed. AWI filed a Notice of Appeal to the U.S. Court of Appeals for the Third Circuit on March 4, 2005. On March 18, 2005, AWI filed a motion to expedite the appeal to the U.S. Court of Appeals. A motion to dismiss the appeal was filed by the Committee of Unsecured Creditors on March 29, 2005. AWI is also reviewing other options to resolve its Chapter 11 Case. See Note 2 for further discussion of AWI’s Chapter 11 process.

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

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

Asbestos-Related Liability

Based upon events through early March 2003, primarily the parties’ agreement on the basic terms of the POR’s treatment of AWI’s asbestos-related liabilities, management concluded that it could reasonably estimate its probable liability for AWI’s current and future asbestos-related personal injury claims. Accordingly, in the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase the balance sheet liability. The recorded asbestos-related liability for personal injury claims of approximately $3.2 billion at March 31, 2005 and December 31, 2004, which was treated as subject to compromise, represents the estimated amount of liability that is implied based upon the negotiated resolution reflected in the POR, the total consideration expected to be paid to the Asbestos PI Trust pursuant to the POR and an assumption for this purpose that the recovery value percentage for the allowed claims of the Asbestos PI Trust is equal to the estimated recovery value percentage for the allowed non-asbestos unsecured claims.

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

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

Insurance Asset

An insurance asset in respect of asbestos claims in the amount of $98.6 million was recorded as of March 31, 2005 and December 31, 2004. The total amount recorded reflects AWI’s belief that insurance proceeds will be recovered in this amount, based upon AWI’s success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance, in our opinion, is either available through settlement or probable of recovery through negotiation or litigation. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $79 million of the $98.6 million asset is determined from agreed coverage in place. Of the $98.6 million, $9.8 million has been recorded as a current asset as of March 31, 2005 reflecting management’s estimate of the minimum insurance payments to be received in the next 12 months.

Many uncertainties remain in the insurance recovery process; therefore, AWI did not increase the estimated insurance recovery asset in the first quarter of 2005.

Cash Flow Impact

As a result of the Chapter 11 Filing, AWI has not made any payments for asbestos-related personal injury claims since the fourth quarter of 2000. Additionally, AWI did not receive any asbestos-related insurance recoveries during the first quarters of 2005 and 2004. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements. Management estimates that the timing of future cash recoveries of the recorded asset may extend beyond 10 years.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

Potential Legislation

On April 19, 2005 asbestos personal injury claims reform legislation was introduced, as the FAIR Act of 2005 (S.852), to the United States Senate. Members of the Senate are currently reviewing the bill. There is uncertainty as to whether this bill or any asbestos reform proposal will become law, and what impact there might be on AWI’s Chapter 11 Case.

If legislation as currently proposed is enacted into law, AWI’s recorded asbestos liability would likely be materially reduced from the $3.2 billion amount currently implied by the POR, but its size would depend on AWI’s payment obligations under the law and the present value of those obligations. In such event, the POR would no longer provide an appropriate framework for a reorganization of AWI, and AWI would seek to develop a new plan of reorganization based on a re-evaluation of the then value of AWI’s assets and ongoing businesses, the amount of allowed unsecured claims against AWI (including any post-petition interest that may be allowed on such claims, as to which no provision is currently included under the POR), and other factors. Under the absolute priority rule applicable in Chapter 11, AWI’s shareholder would not be entitled to any recovery until the allowed claims of all of its creditors have been satisfied. We do not know enough today to predict the likely terms of a reorganization plan that may be feasible under such circumstances, or if such reorganization would result in existing AHI shareholders receiving or retaining any equity value in AWI upon AWI’s emergence from Chapter 11.

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

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

Specific Events

AWI has been working to resolve as many of its environmental liabilities through its Chapter 11 Case as possible. AWI has negotiated a global environmental settlement with the Department of Justice (“DOJ”) and the EPA with respect to CERCLA liability at 37 sites. Pursuant to the proposed Settlement Agreement, the federal government would covenant not to sue AWI for either monetary or injunctive relief under CERCLA at 19 of these sites, in exchange for an allowed claim amount in the bankruptcy with respect to known claims concerning sites that AWI does not own or operate. Under the Settlement, AWI would have contribution protection under CERCLA with respect to private party claims at the sites at which the government receives an allowed claim. Additionally, AWI has the benefit of discharge both at the 19

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

sites for which the government receives an allowed claim and at an additional 18 sites identified in the Settlement Agreement. At an additional site, AWI would continue to participate in the cleanup under a previously approved Consent Decree. Upon this global settlement becoming effective, the EPA proof of claim will be amended to assert a claim in the amount of $8.7 million. This amount includes the $7.8 million that AWI and EPA agreed upon with respect to the Peterson Puritan site. Notice of the Settlement was published in the Federal Register on February 10, 2005, soliciting comment for 30 days. On April 8, 2005, AWI and EPA filed a joint motion with the bankruptcy court seeking approval of the Settlement Agreement. May 16, 2005 has been set as the hearing date.

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

Summary of Financial Position

Liabilities of $28.3 million and $28.0 million at March 31, 2005 and December 31, 2004, respectively were for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $19.4 million of the March 31, 2005 and $18.6 million of the December 31, 2004 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $2.4 million at March 31, 2005 and December 31, 2004.

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

OTHER CLAIMS

Additionally, we are involved in various other claims and legal actions involving product liability, patent infringement, breach of contract, legal fees and costs, distributor termination, employment law issues and other actions arising in the ordinary course of business. While complete assurance cannot be given to the outcome of these claims, we do not expect that any sum that may have to be paid in connection with these matters will have a materially adverse effect on our consolidated financial position or liquidity, however it could be material to the results of operations in the particular period in which a matter is resolved.

NOTE 15. EARNINGS PER SHARE

The diluted loss per share in 2005 is calculated using basic common shares outstanding since using diluted common shares would be anti-dilutive. The difference between the average number of basic and diluted common shares outstanding is due to contingently issuable shares. Earnings per share components may not add due to rounding.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Armstrong Holdings, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Armstrong Holdings, Inc., and subsidiaries (“the Company”) as of March 31, 2005, and the related condensed consolidated statements of earnings, cash flows, and shareholders’ equity for the three-month periods ended March 31, 2005 and 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Armstrong Holdings, Inc., and subsidiaries as of December 31, 2004, and the related consolidated statements of earnings, cash flows and shareholders’ equity for the year then ended (not presented herein); and in our report dated March 14, 2005, we expressed an unqualified opinion on those consolidated financial statements. Our report dated March 14, 2005 contains an explanatory paragraph that states that three of the Company’s domestic subsidiaries, including Armstrong World Industries, Inc., the Company’s major operating subsidiary, filed separate voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court on December 6, 2000, and that the filing under Chapter 11 and the increased uncertainty regarding the Company’s potential asbestos liability raise substantial doubt about the Company’s ability to continue as a going concern. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Philadelphia, Pennsylvania

April 28, 2005

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings

(amounts in millions)

Unaudited

	Three Months Ended March 31,
	2005	2004
Net sales	$840.7	$845.0
Cost of goods sold	662.5	660.4

Gross profit	178.2	184.6
Selling, general and administrative expenses	170.6	147.9
Restructuring charges, net	8.2	2.0
Equity (earnings) from joint venture	(8.1)	(6.1)

Operating income	7.5	40.8
Interest expense (unrecorded contractual interest of $21.5 and $21.7)	2.2	2.1
Other non-operating expense	—	0.9
Other non-operating (income)	(2.2)	(1.5)
Chapter 11 reorganization costs, net	2.0	2.5

Earnings from continuing operations before income taxes	5.5	36.8
Income tax expense	8.7	16.8

Net (loss) earnings from continuing operations	$(3.2)	$20.0
(Loss) from discontinued operations, net of tax of $0.2	—	(0.4)

Net (loss) earnings	$(3.2)	$19.6

See accompanying notes to condensed consolidated financial statements beginning on page 36.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	Unaudited
	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$401.6	$515.9
Accounts and notes receivable, net	369.1	336.1
Inventories, net	541.7	529.2
Deferred income taxes	15.6	15.6
Income tax receivable	7.0	7.0
Other current assets	84.1	78.4

Total current assets	1,419.1	1,482.2
Property, plant and equipment, less accumulated depreciation and amortization of $1,545.9 and $1,540.7, respectively	1,185.2	1,208.8
Insurance receivable for asbestos-related liabilities, noncurrent	88.8	88.8
Prepaid pension costs	480.7	480.9
Investment in affiliates	74.9	72.5
Goodwill, net	135.3	136.0
Other intangibles, net	74.0	76.0
Deferred income taxes, noncurrent	942.6	941.6
Other noncurrent assets	120.0	122.6

Total assets	$4,520.6	$4,609.4

Liabilities and Shareholder’s Equity
Current liabilities:
Short-term debt	$18.1	$11.1
Current installments of long-term debt	7.8	8.2
Accounts payable and accrued expenses	367.7	447.4
Short term amounts due to affiliates	13.2	13.3
Income tax payable	21.3	15.3
Deferred income taxes	1.1	1.1

Total current liabilities	429.2	496.4
Liabilities subject to compromise	4,871.4	4,870.9
Long-term debt, less current installments	27.0	29.2
Postretirement and postemployment benefit liabilities	262.0	262.6
Pension benefit liabilities	246.1	258.9
Other long-term liabilities	87.5	87.6
Deferred income taxes, noncurrent	19.8	19.8
Minority interest in subsidiaries	9.3	9.3

Total noncurrent liabilities	5,523.1	5,538.3
Shareholder’s equity (deficit):
Common stock, $1 par value per share Authorized 200 million shares; issued 51,878,910 shares	51.9	51.9
Capital in excess of par value	172.6	172.6
Reduction for ESOP loan guarantee	(142.2)	(142.2)
Accumulated deficit	(1,025.1)	(1,021.9)
Accumulated other comprehensive income	39.6	42.8
Less common stock in treasury, at cost 2005 and 2004 – 11,393,170 shares	(528.5)	(528.5)

Total shareholder’s (deficit)	(1,431.7)	(1,425.3)

Total liabilities and shareholder’s equity	$4,520.6	$4,609.4

See accompanying notes to condensed consolidated financial statements beginning on page 36.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholder’s Equity

(amounts in millions, except per share amounts)

Unaudited

	2005		2004
Common stock, $1 par value:
Balance at beginning of year and March 31	$51.9		$51.9

Capital in excess of par value:
Balance at beginning of year	$172.6		$172.7
Stock issuances and other	—		0.2

Balance at March 31	$172.6		$172.9

Reduction for ESOP loan guarantee:
Balance at beginning of year and March 31	$(142.2)		$(142.2)

Retained earnings (accumulated deficit):
Balance at beginning of year	$(1,021.9)		$(942.2)
Net (loss) earnings for period	(3.2)	$(3.2)	19.6	$19.6

Balance at March 31	$(1,025.1)		$(922.6)

Accumulated other comprehensive income:
Balance at beginning of year	$42.8		$43.3
Foreign currency translation adjustments	(5.4)		(1.9)
Derivative gain/(loss), net	1.4		(0.5)
Minimum pension liability adjustments	0.8		0.1

Total other comprehensive (loss)	(3.2)	(3.2)	(2.3)	(2.3)

Balance at March 31	$39.6		$41.0

Comprehensive (loss) income		$(6.4)		$17.3

Less treasury stock at cost:
Balance at beginning of year and March 31	$(528.5)		$(528.5)

Total shareholder’s (deficit)	$(1,431.7)		$(1,327.5)

See accompanying notes to condensed consolidated financial statements beginning on page 36.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net (loss) earnings	$(3.2)	$19.6
Adjustments to reconcile net (loss) earnings to net cash (used for) operating activities:
Depreciation and amortization	36.4	34.9
Deferred income taxes	(1.4)	0.3
Equity (earnings) from affiliates, net	(8.4)	(6.6)
Chapter 11 reorganization costs, net	2.0	2.5
Chapter 11 reorganization costs payments	(3.4)	(6.9)
Restructuring charges, net of reversals	8.2	2.0
Restructuring payments	(12.8)	(1.2)
Cash effect of hedging activities	(5.7)	2.6
Increase (decrease) in cash from change in:
Receivables	(38.7)	(75.6)
Inventories	(19.3)	(10.9)
Other current assets	(5.0)	0.3
Other noncurrent assets	(5.5)	(6.9)
Accounts payable and accrued expenses	(43.2)	12.6
Income taxes payable	6.4	(3.9)
Other long-term liabilities	(3.4)	1.9
Other, net	(1.5)	(1.3)

Net cash (used for) operating activities	(98.5)	(36.6)

Cash flow from investing activities:
Purchases of property, plant and equipment and computer software	(26.9)	(16.7)
Distributions from equity affiliates	6.0	—
Proceeds from the sale of assets	1.2	0.9

Net cash (used for) investing activities	(19.7)	(15.8)

Cash flows from financing activities:
Increase in short-term debt, net	7.7	5.1
Payments of long-term debt	(1.5)	(0.7)
Other, net	—	(0.2)

Net cash provided by financing activities	6.2	4.2

Effect of exchange rate changes on cash and cash equivalents	(2.3)	—

Net (decrease) in cash and cash equivalents	(114.3)	(48.2)
Cash and cash equivalents at beginning of year	515.9	484.3

Cash and cash equivalents at end of period	$401.6	$436.1

See accompanying notes to condensed consolidated financial statements beginning on page 36.

Armstrong World Industries, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The accounting policies used in preparing these statements are the same as those used in preparing AHI’s consolidated financial statements for the year ended December 31, 2004, which includes the accounts of AHI and its majority-owned subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in AHI’s Form 10-K for the fiscal year ended December 31, 2004. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

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

Operating results for the first quarter of 2005 and the corresponding period of 2004 included in this report are unaudited.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications were made to the condensed consolidated statement of earnings and primarily consisted of reclassifying 2004 amounts from other non-operating income and other non-operating expense to selling, general and administrative (“SG&A”) expense and discontinued operations. In addition, on December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“The Act”) became law in the United States. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligible participants with a range of options for coordinating with the new government-sponsored program. These options include supplementing the government program on a secondary payor basis or accepting a direct subsidy from the government to support a portion of the cost of the employer’s program. Pursuant to guidance issued in the second quarter of 2004 by the FASB, we elected to begin recording the effect of the Act in the second quarter of 2004. The Act affects both operating income and balance sheet liabilities over time. Since the Act was effective retroactive to January 1, 2004 and the total year benefit was $7 million, operating income for the three months ended March 31, 2004 benefited by $1.8 million. The $1.8 million benefit in 2004 was recorded in cost of goods sold ($1.0 million) and SG&A ($0.8 million). The impact of the Act also decreased income tax expense in the first quarter of 2004 by $0.1 million. Operating income in the first quarter of 2005 also benefited from the effects of the Act by $2.3 million (cost of goods sold by $1.4 million and SG&A by $0.9 million). The impact of the Act decreased income tax expense in the first quarter of 2005 by $0.4 million.

There would have been no effect on net income if AHI had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-based Compensation,” to stock-based employee compensation in 2005 or 2004.

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

AHI and all of AWI’s other direct and indirect subsidiaries, including Armstrong Wood Products Inc. (formerly Triangle Pacific Corp.), WAVE (AWI’s ceiling grid systems joint venture with Worthington Industries, Inc.), Armstrong Canada, and Armstrong DLW AG, were not a part of the Filing and accordingly, except for any asbestos-related liability that also relates, directly or indirectly, to the pre-Filing activities of AWI, the liabilities, including asbestos-related liability if any, of such companies will not be resolved in AWI’s Chapter 11 Case. See below under “The Asbestos Personal Injury Trust” and Note 14 under “Asbestos-Related Litigation”.

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

Armstrong World Industries, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Armstrong World Industries, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

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

AWI filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit on March 4, 2005. On March 18, 2005, AWI filed a motion to expedite the appeal to the U.S. Court of Appeals. A motion to dismiss the appeal was filed by the Committee of Unsecured Creditors on March 29, 2005. AWI is also reviewing other options to resolve its Chapter 11 Case, and is monitoring a proposed asbestos claims litigation reform bill in Congress (see the discussion under “Potential Legislation” in Note 14). AWI is unable to predict whether the POR will be confirmed or when AWI would emerge from Chapter 11.

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

However, although AWI’s domestic and foreign subsidiaries and other affiliates would be protected parties, asbestos-related personal injury claims against them would be channeled to the Asbestos PI Trust only to the extent such claims directly or indirectly relate to the pre-Filing manufacturing, installation, distribution or other activities of AWI, or AWI’s ownership of the subsidiaries or affiliates (as distinguished from independent activities of the subsidiaries or affiliates). See Note 14 under “Asbestos-Related Litigation.”

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

Armstrong World Industries, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

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

Armstrong World Industries, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

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

Armstrong World Industries, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

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

Approximately 1,100 proofs of claim totaling approximately $1.3 billion are pending with the Bankruptcy Court that are associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI’s participation in the Center for Claims Resolution. As stated above, the bar date of August 31, 2001 did not

Armstrong World Industries, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

apply to asbestos-related personal injury claims other than claims for contribution, indemnification, or subrogation. The POR contemplates that all AWI asbestos-related personal injury claims, including claims for contribution, indemnification, or subrogation, will be addressed in the future pursuant to the procedures relating to the Asbestos PI Trust developed in connection with the POR. See further discussion regarding AWI’s liability for asbestos-related matters in Note 14.

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

Financing

AWI has a $75.0 million debtor-in-possession credit facility that currently is limited to issuances of letters of credit. This facility is scheduled to mature on December 8, 2005. As of March 31, 2005, AWI had approximately $42.4 million in letters of credit, which were issued pursuant to the DIP Facility. As of March 31, 2005, AWI had $221.9 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. AWI believes that cash on hand and generated from operations and dividends from its subsidiaries, together with subsidiary lines of credit and the DIP Facility, will be adequate to address its foreseeable liquidity needs. Obligations under the DIP Facility, including reimbursement of draws under the letters of credit, if any, constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact

AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate pre-Filing liabilities that are subject to compromise and report them separately on the balance sheet. See Note 4 for detail of the liabilities subject to compromise at March 31, 2005 and December 31,2004. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s pre-Filing debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of AWI subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI’s estimated liability for asbestos-related personal injury claims is also recorded in liabilities subject to compromise. See Note 14 for further discussion of AWI’s asbestos liability.

Additional pre-Filing claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

Armstrong World Industries, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities during the first quarters of 2005 and 2004:

	2005	2004
Professional fees	$3.8	$3.3
Interest income, post-Filing	(1.9)	(0.8)
Other expense directly related to bankruptcy, net	0.1	—

Total Chapter 11 reorganization costs, net	$2.0	$2.5

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

NOTE 3. SEGMENT RESULTS

(amounts in millions)

	Three Months Ended March 31,
	2005	2004
Net sales to external customers
Resilient Flooring	$284.9	$304.1
Wood Flooring	190.1	197.4
Textiles and Sports Flooring	62.9	62.3
Building Products	253.6	230.0
Cabinets	49.2	51.2

Total sales to external customers	$840.7	$845.0

Armstrong World Industries, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

	Three Months Ended March 31,
	2005	2004
Segment operating income (loss)
Resilient Flooring	$(9.6)	$15.0
Wood Flooring	8.8	10.3
Textiles and Sports Flooring	(5.9)	(1.9)
Building Products	35.3	27.9
Cabinets	(5.9)	0.6
Unallocated Corporate (expense)	(15.2)	(11.1)

Total consolidated operating income	$7.5	$40.8

	March 31, 2005	December 31, 2004

Segment assets
Resilient Flooring	$759.2	$737.9
Wood Flooring	660.0	663.6
Textiles and Sports Flooring	214.0	218.1
Building Products	600.5	596.3
Cabinets	99.5	102.2

Total segment assets	2,333.2	2,318.1
Assets not assigned to segments	2,187.4	2,291.3

Total consolidated assets	$4,520.6	$4,609.4

NOTE 4. LIABILITIES SUBJECT TO COMPROMISE

As a result of AWI’s Chapter 11 filing (see Note 2), pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of our subsidiaries that are not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI’s asbestos liability is also recorded in liabilities subject to compromise. See Note 2 for further discussion on how the Chapter 11 process may address AWI’s liabilities subject to compromise and Note 14 for further discussion of AWI’s asbestos liability.

Armstrong World Industries, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

Liabilities subject to compromise at March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005	December 31, 2004
Debt (at face value)(1)	$1,388.6	$1,388.6
Asbestos-related liability	3,190.6	3,190.6
Prepetition trade payables	58.9	58.9
Prepetition other payables and accrued interest	70.9	70.4
Amounts due to affiliates	4.7	4.7
ESOP loan guarantee	157.7	157.7

Total liabilities subject to compromise	$4,871.4	$4,870.9

(2)	In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $21.5 million in the first quarter of 2005 and $21.7 million in the first quarter of 2004.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

NOTE 5. DISCONTINUED OPERATIONS

On December 29, 1995, Armstrong sold a furniture subsidiary, Thomasville Furniture Industries. During the first quarter of 2004, AHI recorded a net loss of $0.4 million for an environmental indemnification related to this divestiture. This adjustment was classified as discontinued operations since the original divestiture was reported as discontinued operations.

NOTE 6. INVENTORIES

	March 31, 2005	December 31, 2004
Finished goods	$375.9	$362.9
Goods in process	45.4	49.3
Raw materials and supplies	196.5	206.9
Less LIFO and other reserves	(76.1)	(89.9)

Total inventories, net	$541.7	$529.2

NOTE 7. EQUITY INVESTMENTS

Investments in affiliates were $74.9 million at March 31, 2005, an increase of $2.4 million, reflecting the equity earnings of our 50% interest in our WAVE joint venture and our remaining 35% interest in Interface Solutions, Inc. (“ISI”). Condensed income statement data for WAVE, our joint venture accounted for under the equity method of accounting, is summarized below:

	Three Months Ended March 31,
	2005	2004
Net sales	$72.6	$60.9
Gross profit	20.7	17.4
Net earnings	16.1	12.2

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

As of January 1, 2005, we had goodwill of approximately $136 million. Goodwill is required to be tested for impairment at least annually. We perform our annual assessment in the fourth quarter.

Armstrong World Industries, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

The following table represents the changes in goodwill for the first three months of 2005.

	January 1, 2005	Adjustments, net(1)	Impairments	March 31, 2005
Goodwill by segment
Wood Flooring	$108.2	—	—	$108.2
Building Products	15.2	$(0.7)	—	14.5
Cabinets	12.6	—	—	12.6

Total consolidated goodwill	$136.0	$(0.7)	—	$135.3

(1)	Consists of the effects of foreign exchange.

The following table details amounts related to AHI’s intangible assets as of March 31, 2005 and December 31, 2004.

	March 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Computer software	$110.8	$69.4	$109.8	$66.4
Land use rights and other	4.4	1.0	4.4	1.0

Total	$115.2	$70.4	$114.2	$67.4

Unamortized intangible assets
Trademarks and brand names	$29.2		$29.2

Other intangible assets, gross	$144.4		$143.4

Aggregate Amortization Expense
For the three months ended March 31, 2005	$4.0
For the three months ended March 31, 2004	$3.8

NOTE 9. RESTRUCTURING AND OTHER ACTIONS

Net restructuring charges of $8.2 million and $2.0 million were recorded in the first quarters of 2005 and 2004, respectively. These charges are summarized in the following table:

	Net Charge/(Reversal) Three Months Ended March 31,
	2005	2004	Segment
Action Title
Lancaster Plant	$6.8	—	Resilient Flooring
Hoogezand	1.0	2.3	Building Products
North America SG&A	(0.1)	—	Resilient Flooring
Morristown	0.2	—	Cabinet Products
Searcy	0.1	—	Wood Flooring
Oss	0.2	—	Textiles & Sports Flooring
European consolidation	—	(0.3)	Resilient Flooring, Textiles & Sports Flooring

Total	$8.2	$2.0

Armstrong World Industries, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

Lancaster Plant: The charge related to the fourth quarter 2004 decision to cease commercial flooring production at Lancaster in 2006. Commercial flooring production requirements will be serviced by other facilities around the world. Of the $6.8 million charge in 2005, $6.2 million is a non-cash charge related to termination benefits to be paid through the U.S. pension plan. The other $0.6 million is comprised of severance and related costs. We have incurred $7.8 million of severance and pension related restructuring charges to-date. We expect to incur an additional $31 million of restructuring charges for severances and pension benefits between 2005 and 2008, with the majority of charges incurred in 2005. Additionally, we recorded $2.1 million of accelerated depreciation and $0.3 million of other related costs in the first quarter of 2005, both in cost of goods sold.

Hoogezand: These charges are related to the first quarter 2004 decision to close the manufacturing facility and are comprised of severance and related costs. Closure of the plant was completed in the first quarter of 2005. The production will be transferred to another Building Products location in Münster, Germany and will result in a net reduction of approximately 72 positions. We have incurred restructuring charges of $11.9 million to-date, and expect to incur an additional $6.9 million in the remainder of 2005. Additionally, we recorded $0.5 million and $0.7 million of accelerated depreciation in cost of goods sold in the first quarters of 2005 and 2004, respectively. We also recorded $0.1 million of other related costs in cost of goods sold in the first quarter of 2005.

North America SG&A: The 2005 net reversal of $0.1 million was related to Resilient Flooring and was recorded for severance and related costs due to a restructuring of the sales force and management structure in North America in response to changing market conditions. This initiative was announced in the fourth quarter of 2004 and is expected to be completed by the second quarter of 2005. We have incurred $5.2 million of restructuring charges to-date and do not expect to incur any additional charges.

Morristown: The 2005 charge related to the fourth quarter 2004 decision to close a plant in Tennessee in the first quarter of 2005. Manufacturing was consolidated at two existing plants in the United States. We have incurred $0.4 million of severance related restructuring charges and $0.2 million of related shutdown costs to-date and expect to incur an additional $0.3 million of shutdown costs in 2005. Additionally, we recorded $0.1 million of accelerated depreciation and $0.8 million of other related costs in 2005, both in cost of goods sold.

Searcy: The charge related to the fourth quarter 2004 decision to close a solid hardwood flooring location in Arkansas in the first quarter of 2005 and was comprised of estimated severance benefits and related costs. We will continue to manufacture solid wood flooring at other plants across the United States. We have incurred $0.9 million of restructuring charges to-date and expect to incur an additional $0.1 million in the second quarter of 2005.

Oss: The 2005 charge was recorded to reflect shutdown costs related to a plant closure in The Netherlands. The related severance charges were recorded during the third quarter of 2003 when the plant closure was announced. We will continue to manufacture carpet at other plants across Europe. We have incurred $4.9 million of restructuring charges to-date and do not expect to incur any additional costs in the future.

European consolidation: The net reversals in 2004 comprised certain severance accruals that were no longer necessary in the remaining accruals from the 2003 and 2002 charges in the Resilient Flooring ($0.2 million) and Textiles and Sports Flooring ($0.1 million) segments.

Armstrong World Industries, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

The following table summarizes activity in the restructuring accruals for the first three months of 2005 and 2004.

	Beginning Balance	Cash Payments	Net Charges	Other	Ending Balance
2005	$24.8	$(12.8)	$2.0	$(0.4)	$13.6
2004	10.0	(1.2)	2.0	0.1	10.9

The amount in “other” for 2005 and 2004 is related to the effects of foreign exchange.

Of the March 31, 2005 and 2004 ending balances, $1.3 million is reported in liabilities subject to compromise.

Substantially all of the ending balance of the restructuring accrual as of March 31, 2005 relates to a noncancelable operating lease, which extends through 2017, and severance for terminated employees with extended payouts, the majority of which will be paid in 2005.

NOTE 10. INCOME TAX EXPENSE

	Three months ended March 31,
	2005	2004
Earnings from continuing operations before income taxes	$5.5	$36.8
Income tax expense	$8.7	$16.8

Tax expense of $8.7 million recorded in the first three months of 2005 represents the estimated effective tax rate for 2005 applied against year-to-date taxable income of $5.5 million, taking into consideration the matters described below. The resulting three-month tax rate of 158.2% is higher than the statutory US Federal and state rate primarily because of $13.8 million in foreign losses incurred in the quarter for which no tax benefit can be recognized as we have provided valuation allowances on the losses in these foreign jurisdictions. The tax rate also increased due to certain adjustments of tax reserves related to Canadian withholding taxes, a German tax audit item, state tax reserve needs, and additional valuation allowances placed on state net operating losses.

Tax expense of $16.8 million recorded in the first quarter of 2004 represents the estimated effective tax rate for 2004 applied against quarterly pre-tax income of $36.8 million.

Armstrong World Industries, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

NOTE 11. PENSIONS

Following are the components of net periodic benefit costs:

	Three Months Ended March 31,
	2005	2004
U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$6.2	$5.8
Interest cost on projected benefit obligation	24.0	22.8
Expected return on plan assets	(39.5)	(36.9)
Amortization of prior service cost	4.1	4.3
Recognized net actuarial loss	0.4	0.4

Net periodic pension (credit)	$(4.8)	$(3.6)

Retiree Health and Life Insurance Benefits
Service cost of benefits earned	$0.7	$0.7
Interest cost on projected benefit obligation	5.1	5.5
Amortization of prior service benefit	(1.4)	(1.4)
Recognized net actuarial loss	3.0	2.4

Net periodic postretirement benefit cost	$7.4	$7.2

	Three Months Ended March 31,
	2005	2004
Non-U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$2.6	$2.5
Interest cost on projected benefit obligation	5.7	5.3
Expected return on plan assets	(4.1)	(3.7)
Amortization of prior service cost	—	0.1
Recognized net actuarial loss	0.5	0.1

Net periodic pension cost	$4.7	$4.3

We previously disclosed in our financial statements for the year ended December 31, 2004 that we expected to contribute $22.7 million to our non-U.S. defined benefit pension plans in 2005. As of March 31, 2005, $9.6 million of contributions have been made. We presently anticipate contributing an additional $16.5 million to fund our pension plans in 2005 for a total of $26.1 million.

Armstrong World Industries, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

NOTE 12. PRODUCT WARRANTIES

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. Generally, the terms of these warranties range up to 25 years and provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for the accrual of product warranties for the first three months of 2005 and 2004:

	2005	2004
Balance at January 1	$22.6	$25.5
Reductions for payments	(8.5)	(9.8)
Current year warranty accruals	8.7	9.5
Preexisting warranty accrual changes	(0.1)	(0.2)
Effects of foreign exchange translation	(0.4)	(0.2)

Balance at March 31	$22.3	$24.8

NOTE 13. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2005	2004
Interest paid	$0.5	$0.4
Income taxes paid, net	$4.0	$19.9

NOTE 14. LITIGATION AND RELATED MATTERS

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

Armstrong World Industries, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

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

Before the POR may be implemented, it must be confirmed by order of the Bankruptcy Court and the U.S. District Court. In addition, consummation of the POR is subject to the satisfaction after confirmation of certain conditions, as provided by the POR. On February 23, 2005, the U.S. District Court Judge Eduardo C. Robreno ruled that the POR, in its current form, could not be confirmed. AWI filed a Notice of Appeal to the U.S. Court of Appeals for the Third Circuit on March 4, 2005. On March 18, 2005, AWI filed a motion to expedite the appeal to the U.S. Court of Appeals. A motion to dismiss the appeal was filed by the Committee of Unsecured Creditors on March 29, 2005. AWI is also reviewing other options to resolve its Chapter 11 Case. See Note 2 for further discussion of AWI’s Chapter 11 process.

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

Armstrong World Industries, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

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

Asbestos-Related Liability

Based upon events through early March 2003, primarily the parties’ agreement on the basic terms of the POR’s treatment of AWI’s asbestos-related liabilities, management concluded that it could reasonably estimate its probable liability for AWI’s current and future asbestos-related personal injury claims. Accordingly, in the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase the balance sheet liability. The recorded asbestos-related liability for personal injury claims of approximately $3.2 billion at March 31, 2005 and December 31, 2004, which was treated as subject to compromise, represents the estimated amount of liability that is implied based upon the negotiated resolution reflected in the POR, the total consideration expected to be paid to the Asbestos PI Trust pursuant to the POR and an assumption for this purpose that the recovery value percentage for the allowed claims of the Asbestos PI Trust is equal to the estimated recovery value percentage for the allowed non-asbestos unsecured claims.

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

Armstrong World Industries, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Insurance Asset

An insurance asset in respect of asbestos claims in the amount of $98.6 million was recorded as of March 31, 2005 and December 31, 2004. The total amount recorded reflects AWI’s belief that insurance proceeds will be recovered in this amount, based upon AWI’s success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance, in our opinion, is either available through settlement or probable of recovery through negotiation or litigation. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $79 million of the $98.6 million asset is determined from agreed coverage in place. Of the $98.6 million, $9.8 million has been recorded as a current asset as of March 31, 2005 reflecting management’s estimate of the minimum insurance payments to be received in the next 12 months.

Many uncertainties remain in the insurance recovery process; therefore, AWI did not increase the estimated insurance recovery asset in the first quarter of 2005.

Cash Flow Impact

As a result of the Chapter 11 Filing, AWI has not made any payments for asbestos-related personal injury claims since the fourth quarter of 2000. Additionally, AWI did not receive any asbestos-related insurance recoveries during the first quarters of 2005 and 2004. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements. Management estimates that the timing of future cash recoveries of the recorded asset may extend beyond 10 years.

Potential Legislation

On April 19, 2005 asbestos personal injury claims reform legislation was introduced, as the FAIR Act of 2005 (S.852), to the United States Senate. Members of the Senate are currently reviewing the bill. There is uncertainty as to whether this bill or any asbestos reform proposal will become law, and what impact there might be on AWI’s Chapter 11 Case.

If legislation as currently proposed is enacted into law, AWI’s recorded asbestos liability would likely be materially reduced from the $3.2 billion amount currently implied by the POR, but its size would depend on AWI’s payment obligations under the law and the present value of those obligations. In such event, the

Armstrong World Industries, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

POR would no longer provide an appropriate framework for a reorganization of AWI, and AWI would seek to develop a new plan of reorganization based on a re-evaluation of the then value of AWI’s assets and ongoing businesses, the amount of allowed unsecured claims against AWI (including any post-petition interest that may be allowed on such claims, as to which no provision is currently included under the POR), and other factors. Under the absolute priority rule applicable in Chapter 11, AWI’s shareholder would not be entitled to any recovery until the allowed claims of all of its creditors have been satisfied. We do not know enough today to predict the likely terms of a reorganization plan that may be feasible under such circumstances, or if such reorganization would result in existing AHI shareholders receiving or retaining any equity value in AWI upon AWI’s emergence from Chapter 11.

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

Armstrong World Industries, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

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

Specific Events

AWI has been working to resolve as many of its environmental liabilities through its Chapter 11 Case as possible. AWI has negotiated a global environmental settlement with the Department of Justice (“DOJ”) and the EPA with respect to CERCLA liability at 37 sites. Pursuant to the proposed Settlement Agreement, the federal government would covenant not to sue AWI for either monetary or injunctive relief under CERCLA at 19 of these sites, in exchange for an allowed claim amount in the bankruptcy with respect to known claims concerning sites that AWI does not own or operate. Under the Settlement, AWI would have contribution protection under CERCLA with respect to private party claims at the sites at which the government receives an allowed claim. Additionally, AWI has the benefit of discharge both at the 19 sites for which the government receives an allowed claim and at an additional 18 sites identified in the Settlement Agreement. At an additional site, AWI would continue to participate in the cleanup under a previously approved Consent Decree. Upon this global settlement becoming effective, the EPA proof of

Armstrong World Industries, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

claim will be amended to assert a claim in the amount of $8.7 million. This amount includes the $7.8 million that AWI and EPA agreed upon with respect to the Peterson Puritan site. Notice of the Settlement was published in the Federal Register on February 10, 2005, soliciting comment for 30 days. On April 8, 2005, AWI and EPA filed a joint motion with the bankruptcy court seeking approval of the Settlement Agreement. May 16, 2005 has been set as the hearing date.

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

Summary of Financial Position

Liabilities of $28.3 million and $28.0 million at March 31, 2005 and December 31, 2004, respectively were for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $19.4 million of the March 31, 2005 and $18.6 million of the December 31, 2004 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $2.4 million at March 31, 2005 and December 31, 2004.

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

Armstrong World Industries, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

OTHER CLAIMS

Additionally, we are involved in various other claims and legal actions involving product liability, patent infringement, breach of contract, legal fees and costs, distributor termination, employment law issues and other actions arising in the ordinary course of business. While complete assurance cannot be given to the outcome of these claims, we do not expect that any sum that may have to be paid in connection with these matters will have a materially adverse effect on our consolidated financial position or liquidity, however it could be material to the results of operations in the particular period in which a matter is resolved.

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

References to performance excluding the translation effect of changes in foreign exchange rates are non-GAAP measures. We believe that this information improves the comparability of business performance by excluding the impacts of changes in foreign exchange rates when translating comparable foreign currency amounts. We calculate the translation effect of foreign exchange rates by applying the current year’s foreign exchange rates to the equivalent period’s foreign currency amounts as reported in the prior year. We believe that this non-GAAP reference provides a clearer picture of our operating performance. Furthermore, management evaluates the performance of the businesses excluding the impact of foreign exchange rates.

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

OVERVIEW

We are a leading global producer of flooring products and ceiling systems for use primarily in the construction and renovation of residential, commercial and institutional buildings. Through our United States (“U.S.”) operations and U.S. and international subsidiaries, we design, manufacture and sell flooring products (resilient, wood, carpeting and sports flooring) and ceiling systems (primarily mineral fiber, fiberglass and metal), around the world. We also design, manufacture and sell kitchen and bathroom cabinets in the U.S. We operate 41 manufacturing plants in 12 countries, including 24 plants located throughout the United States. Through WAVE, our joint venture with Worthington Industries, Inc., we also have an interest in seven additional plants in five countries that produce suspension system (grid) products for our ceiling systems.

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

On December 6, 2000, AWI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to use the court-supervised reorganization process to achieve a resolution of its asbestos liability. Also filing under Chapter 11 were two of AWI’s wholly-owned subsidiaries, Nitram Liquidators, Inc. and Desseaux Corporation of North America, Inc. The Chapter 11 cases are being jointly administered under case number 00-4471 (the “Chapter 11 Case”). AWI is operating its business and managing its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. See Note 2 of the Condensed Consolidated Financial Statements for information on the Chapter 11 Case and Note 14 of the Condensed Consolidated Financial Statements for information on asbestos litigation.

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

Wood Flooring — produces and sources wood flooring products for use in new residential construction and renovation, with some commercial applications in stores, restaurants and high-end offices. The product offering includes solid wood (pre-finished or unfinished), engineered wood floors in various wood species (with oak being the primary species of choice) and related accessories. Virtually all of our Wood Flooring’s sales are in North America. Our Wood Flooring products are generally sold to independent wholesale flooring distributors and large home centers under the brand names Bruce®, Hartco®, Robbins®, and Armstrong™.

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

Cabinets — produces kitchen and bathroom cabinetry and related products, which are used primarily in the U.S. residential new construction and renovation markets. Through our system of company-owned and independent distribution centers and through direct sales to builders, our Cabinets segment provides design, fabrication and installation services to single and multi-family homebuilders, remodelers and consumers under the brand names Armstrong® and Bruce®.

We also report an Unallocated Corporate segment, which includes assets and expenses that have not been allocated to the business units.

See Note 3 of the Condensed Consolidated Financial Statements for additional financial information on our reportable segments.

Financial highlights for the first quarter:

	Three Months Ended March 31		Change is Favorable/(Unfavorable)
			As Reported	Excluding Effects of Foreign Exchange Rates
	2005	2004
Total Consolidated Net Sales	$840.7	$845.0	(0.5)%	(2.2)%
Operating Income	$7.7	$40.8	(81.1)%	(81.3)%
Net decrease in cash and cash equivalents	$(114.3)	$(48.2)	Unfavorable

In the first quarter of 2005:

•	In the Americas, we experienced weak demand in Resilient Flooring, while demand in Wood Flooring was mixed. We continued to experience positive demand in Building Products.

•	Our sales performance in Europe was mixed, but essentially flat overall in comparison with the prior year.

•	We incurred higher raw material costs for PVC resins but lumber prices declined.

•	We incurred significant expenses for cost reduction activities initiated in prior years.

•	We used more cash than the first quarter of 2004.

Our businesses experienced the following results in the first quarter of 2005:

•	Resilient Flooring recorded an operating loss primarily due to the impact of declining sales volume, increased costs to purchase raw materials and charges related to cost reduction initiatives.

•	Wood Flooring’s sales and operating income declined.

•	Textiles and Sports Flooring’s operating loss increased primarily due to sales volume declines.

•	Building Products continued to have strong sales and earnings.

•	Cabinets results were negatively affected by higher selling, general and administrative (“SG&A”) expenses, costs related to the Morristown plant shutdown and lower sales.

Factors Affecting Revenues

Markets. We compete in building material markets around the world. The majority of our sales opportunity is in the North American and European markets. During the first quarter of 2005, these markets experienced the following:

•

In the North American residential market, housing activity remained strong. U.S. single family housing completions in the first quarter of 2005 were approximately 7% higher than in the first quarter of 2004 (our products tend to be installed towards the latter stages of the housing construction process). U.S. housing starts in the first quarter of 2005 were approximately 7%

higher than the first quarter of 2004. Sales of existing homes increased approximately 8% in the first quarter of 2005 compared to the first quarter of 2004.

U.S. retail sales of building materials, garden equipment and supply stores (an indicator of home renovation activity) increased approximately 11% in the first quarter of 2005 over sales levels in the first quarter of 2004. This was partially due to the continued momentum in existing home sales.

•	The North American commercial market continued to expand in the first quarter of 2005 in dollar terms with inflationary effects suggesting only moderate growth in square footage. Industry statistics indicate continued marginal improvements for project starts in 2005 although some short-term declines have been observed in the key segments of office and retail. Office vacancy rates dropped to their lowest levels in nine quarters which could positively impact office starts and renovations in future quarters, contingent upon employment-related demand for new and renovated office space.

•	In Europe, we experienced mixed market conditions in the Western European countries. The economic environment adversely impacted both price and volume in some of our businesses.

•	In Asia Pacific, we experienced strong demand in Australia and India.

Quality and Customer Service Issues. Our quality and customer service are critical components of our total value proposition. In the first quarter of 2005, we experienced the following:

•	Our performance in fulfilling orders for the Cabinets business has been negatively affected by plant inefficiencies resulting from the transfer of production related to the Morristown plant shutdown.

Pricing Initiatives. During 2005 and 2004, changes in costs for raw materials, labor and labor-related expenses, energy and other areas led us to modify prices. These pricing initiatives positively impacted net sales in the first quarter of 2005 compared to 2004. The most significant of these pricing actions were:

•	In Resilient Flooring, we announced an increase for selected residential and commercial vinyl products effective February 1, 2005. Additionally, we increased prices on selected residential and commercial vinyl flooring products, effective in the third quarter and fourth quarters of 2004, respectively. We also increased prices for commercial vinyl composition tile products, effective in the second quarter and third quarter of 2004.

•	In Wood Flooring, we increased prices on selected engineered wood products, effective January 1, 2005. We also increased prices for selected solid wood products, effective in the second quarter 2004. Additionally, in the second quarter of 2004, we lowered prices for selected engineered wood products in response to imported and domestic competitive products.

•	In Building Products, a price increase was announced to independent retailers for all ceiling products in the North American markets, effective February 1, 2005. Also in the first quarter, we announced a price increase for North American retail home centers, effective June 2005. A price increase was implemented for most worldwide commercial markets, effective during the first quarter of 2005. Additionally, we increased prices for most commercial acoustical ceiling products in the U.S. market, effective July 2004. Prices were increased for our large home center customers and residential wholesalers, effective through the second half of 2004.

•	In Cabinets, we announced a price increase in November 2004 that became effective in the first quarter of 2005. We also increased prices to our retail, builder and distributor customers, effective in June 2004.

•	We made several price concessions for certain products in some of our segments and geographic regions, particularly for Resilient Flooring and Wood Flooring, to respond to competitive conditions.

In certain cases, price increases actually realized were less than the announced price increases because we had to adjust to competitive actions and changing market conditions.

The pricing actions described above positively impacted consolidated net sales in the first quarter of 2005 by approximately $15 million, when compared to the first quarter of 2004.

Impact From Major Customers’ Decisions. Lowe’s Companies, Inc., one of our largest customers, increased its purchasing of laminate flooring products from other suppliers in the second quarter of 2004. Further, Lowe’s advised us in 2004 that they will reduce the number of laminate flooring products they purchase from us starting in the first quarter of 2005. Our first quarter 2005 total laminate flooring sales declined approximately 21% from the first quarter of 2004, primarily as a result of these actions. We estimate that Lowe’s actions will reduce our annual sales in 2005 by approximately $55 million compared to 2004 levels, and have a material adverse impact on operating income depending on the implementation of these actions by Lowe’s.

Certain national retailers dedicated less of their selling space to vinyl flooring as customer demand for these products declined. This action contributed to the sales volume decline in the first quarter of 2005 in our Resilient Flooring Americas business.

Factors Affecting Operating Costs

Operating Expenses. Our operating expenses consist of direct production costs (principally raw materials, labor and energy) and manufacturing overhead costs, costs to purchase sourced products and SG&A expenses.

Our largest individual raw materials expenditures are for lumber and veneers, PVC resins, backings for various flooring products and plasticizers. Fluctuations in the prices of these raw materials are generally beyond our control and have a direct impact on our financial results. In the first quarter of 2005, we experienced the following:

•	Prices for hardwood lumber decreased through the first quarter of 2005, primarily due to lower demand. Our cost for acquiring lumber was approximately $12 million lower than in the first quarter of 2004.

•	PVC is a widely used, oil-based raw material. We experience cost pressures on PVC when energy prices increase and when industrial demand for the material increases. In January 2005, a U.S. supplier ceased producing PVC resins. While we have been able to address our PVC needs from other suppliers, the reduced manufacturing capacity led to upward pricing pressure. Cost to acquire PVC resin, plasticizers and film prices increased by approximately $11 million compared to the first quarter of 2004.

We incurred approximately $3 million of additional costs for natural gas compared to the first quarter of 2004.

Production wages and non-production salaries increased approximately $6.3 million for the first quarter of 2005 compared to the first quarter of 2004 due to wage and salary rate increases.

Cost Reduction Initiatives. During 2004, we implemented several manufacturing and organizational changes to improve our cost structure and enhance our competitive position. We did not initiate any major cost reduction activities in the first quarter of 2005 but did incur costs in the first quarter 2005 related to previously announced cost reduction initiatives. The major 2004 initiatives were:

•	We ceased production of certain products at our Resilient Flooring manufacturing plant in Lancaster, Pennsylvania, transferring production to other Resilient Flooring plants. We also announced that we will cease production of certain other products in Lancaster by December 31, 2005.

•	We announced that we will cease production at our Building Products plant in the Netherlands. Acceptance of the closure proposal was received from the local works council in the fourth quarter of 2004. The plant ceased production in the first quarter of 2005, and production will be transferred to another Building Products location in Münster, Germany.

•	We ceased production at our Cabinets manufacturing plant in Morristown, Tennessee transferring production to other Cabinets plants.

•	We restructured the sales force and management structure in our North America flooring organization.

•	We ceased production at our Wood Flooring manufacturing plant in Searcy, Arkansas transferring production to other Wood Flooring plants.

We incurred the following expenses in 2005 due to implementing these initiatives:

	Cost of Goods Sold	Restructuring Charges	Total Expenses
Resilient Flooring	$2.4	$6.7	$9.1
Wood Flooring	—	0.1	0.1
Textiles & Sports Flooring	—	0.2	0.2
Building Products	0.6	1.0	1.6
Cabinets	0.9	0.2	1.1

Total Consolidated	$3.9	$8.2	$12.1

Cost of goods sold includes $2.7 million of accelerated depreciation and $1.2 million of other related costs.

We incurred $3.0 million for cost reduction initiatives in the first quarter of 2004. All of the expenses were recorded in the Building Products segment related to closing the Hoogezand plant. The expenses were recorded within cost of goods sold, primarily for accelerated depreciation ($0.7 million) and restructuring and reorganization charges, primarily for severance ($2.3 million).

See Note 9 of the Condensed Consolidated Financial Statements for more information on restructuring charges.

Factors Affecting Cash Flow

Historically, excluding the cash demands for asbestos-related claims in 2000 and prior years, we typically generate negative cash flow from our operating activities in the first quarter, but generate positive cash flow from operating activities on an annual basis. The amount of cash generated in any one period is dependent on a number of factors, including the amount of operating profit generated and the amount of working capital (such as inventory, receivables and payables) required to operate our businesses. To maintain and enhance our operating efficiencies, we typically invest in property, plant & equipment (“PP&E”) and computer software.

During the first quarter of 2005, our cash and cash equivalents balance decreased by $114.3 million, compared to a decrease of $48.2 million during the same period of 2004. The change was due primarily to an additional $61.9 million of cash used by operations. See Financial Condition and Liquidity for further discussion.

Employee Relations

As of March 31, 2005, we had approximately 14,900 full-time and part-time employees worldwide, compared to approximately 15,500 employees as of December 31, 2004. The decline reflects headcount reductions associated with recent cost reduction initiatives in Resilient Flooring and Wood Flooring. During the third quarter of 2005, collective bargaining agreements covering certain employees at six domestic plants will expire. Employees at five of the six plants are represented by the same international union. As of the date of this filing, no employees are working under an expired contract.

RESULTS OF OPERATIONS

Unless otherwise indicated, net sales in these results of operations are reported based upon the location where the sale was made.

2005 COMPARED TO 2004

CONSOLIDATED RESULTS

	Three Months Ended March 31,		Change is Favorable/(Unfavorable)
	2005	2004	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Net Sales:
Americas	$600.6	$618.3	(2.9)%	(3.1)%
Europe	214.7	202.2	6.2%	(0.1)%
Pacific	25.4	24.5	3.7%	2.0%

Total Consolidated Net Sales	$840.7	$845.0	(0.5)%	(2.2)%
Operating Income	$7.7	$40.8	(81.1)%	(81.3)%

(1)	Excludes favorable foreign exchange rate effect in translation of $14.9 million on net sales and $0.3 million on operating income.

Net sales in the Americas decreased by approximately $18 million primarily from sales volume decreases in Resilient Flooring and Wood Flooring, partially offset by sales increases in Building Products (See Overview – Factors Affecting Revenues).

Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets were flat as small increases in Building Products and Resilient Flooring were offset by volume declines in Textiles and Sports Flooring.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific area increased $0.5 million, primarily as a result of strong Building Products sales in Australia and India.

Cost of goods sold in the first quarter of 2005 was 78.8% of net sales, compared to 78.2% in the same period of 2004. The percentage increase was primarily due to $3.2 million more expense recorded for cost reduction initiatives in 2005, higher raw material and energy costs of approximately $19 million and manufacturing inefficiencies, partially offset by benefits from cost reduction initiatives.

SG&A in the first quarter of 2005 was $170.4 million (20.3% of net sales), compared to $147.9 million (17.5% of net sales) for the first quarter of 2004. Excluding the translation effect of changes in foreign exchange rates of $3.4 million, SG&A expenses were $19.1 million higher than the 2004 SG&A expenses.

The increase was the result of higher selling, advertising and promotional spending and higher compensation costs.

We recorded a net restructuring charge of $8.2 million in the first quarter of 2005 compared to $2.0 million in the first quarter of 2004. See Note 9 of the Condensed Consolidated Financial Statements for a description of the restructuring actions.

Equity earnings from our WAVE joint venture were $8.1 million in the first quarter of 2005 compared to $6.1 for the first quarter of 2004.

Operating income of $7.7 million in the first quarter of 2005 compared to operating income of $40.8 million in the first quarter of 2004.

Interest expense was $2.2 million in the first quarter of 2005, compared to $2.1 million in the first quarter of 2004. In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $21.5 million in the first quarter of 2005 and $21.7 million in the first quarter of 2004. Unrecorded interest expense reflects the amount of interest expense we would have incurred under the original maturities of prepetition debt.

Chapter 11 reorganization costs, net, in the first quarter of 2005 were $2.0 million, compared to $2.5 million in the first quarter of 2004. The decrease is primarily due to higher interest income partially offset by higher professional fees.

In the first quarter of 2005, income tax expense of $8.7 million compared to $16.8 million in 2004. The effective tax rate for the first quarter was 152.6% in 2005 based on pre-tax income of $5.7 million and 45.7% in 2004 based on pre-tax income of $36.8 million. The effective tax rate variation relates primarily to the lower pretax income and $13.8 million in foreign losses incurred in the quarter for which no tax benefit can be recognized, as we have provided valuation allowances on the losses in these foreign jurisdictions. The tax rate also increased due to certain adjustments of tax reserves related to Canadian withholding taxes, a German tax audit item, state tax reserve needs, and additional valuation allowances placed on state net operating losses.

A net loss of $3.0 million for the first quarter of 2005 compared to net income of $19.6 million for the first quarter for 2004.

REPORTABLE SEGMENT RESULTS

Resilient Flooring

	Three Months Ended March 31,		Change is Favorable/(Unfavorable)
	2005	2004	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Net Sales:
Americas	$211.6	$235.0	(10.0)%	(10.3)%
Europe	62.7	57.0	10.0%	3.5%
Pacific	10.6	12.1	(12.4)%	(13.8)%

Total Segment Net Sales	$284.9	$304.1	(6.3)%	(7.7)%
Operating Income/(Loss)	$(9.6)	$15.0	Unfavorable	Unfavorable

(1)	Excludes favorable foreign exchange rate effect in translation of $4.7 million on net sales and $0.1 million on operating income.

Net sales in the Americas declined for all product categories, led by declines in laminate flooring and residential vinyl products. The 21% decline in laminate flooring net sales was primarily the result of a major customer’s decisions to increase purchases of non-Armstrong laminate flooring products and reduce their purchases of our laminate products. The reduction in sales of residential vinyl products reflects a continued shift in the residential market away from vinyl products.

Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets increased 3.5%, primarily due to higher volume, which was partially offset by price concessions due to competitive pressure.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific area decreased $1.7 million.

An operating loss of $9.6 million was recorded in the first quarter of 2005, compared to operating income of $15.0 million in the first quarter of 2004. The decline is primarily attributable to the impact of the sales volume decline, increased costs to purchase PVC resins, charges for cost reduction initiatives and higher SG&A expenses for increased selling and advertising activity (See “Overview – Factors Affecting Operating Costs”).

Wood Flooring

	Three months ended March 31,		Change is Favorable/ (Unfavorable)
	2005	2004
Total Segment Net Sales(1)	$190.1	$197.4	(3.7)%
Operating Income	$8.8	$10.3	(14.6)%

(1)	Virtually all Wood Flooring products are sold in the Americas, primarily in the U.S.

Net sales for the first quarter decreased by $7.3 million. Units sold of pre-finished solid wood floors declined approximately 9% primarily due to competitive pricing pressures and distributor inventory reductions. Units sold of engineered hardwood floors increased by approximately 18% due to continued strong overall demand. Net sales were impacted favorably by price increases implemented for selected products (see “Overview – Factors Affecting Revenues”).

Operating income decreased by $1.5 million due primarily to the impact of lower net sales, higher manufacturing costs and increased SG&A expenses, partially offset by reduced raw material costs.

Textiles and Sports Flooring (“TSF”)

	Three months ended March 31,		Change is Favorable/(Unfavorable)
			As Reported	Excluding Effects of Foreign Exchange Rates(1)
	2005	2004
Total Segment Net Sales	$62.9	$62.3	1.0%	(5.3)%
Operating (Loss)	$(5.9)	$(1.9)	Unfavorable	Unfavorable

(1)	Excludes favorable foreign exchange rate effect in translation of $4.1 million on net sales and $0.1 million on operating income.

Excluding the translation effects of changes in foreign exchange rates, net sales decreased by $3.5 million primarily from lower sales volume and pricing in carpet flooring products.

Operating loss increased in the first quarter of 2005 by $4.0 million, due primarily to the impact of lower net sales, increased SG&A expenses (for new product introductions and severance costs) and higher raw material costs.

Building Products

	Three months ended March 31,		Change is Favorable
			As Reported	Excluding Effects of Foreign Exchange Rates(1)
	2005	2004
Net Sales:
Americas	$149.7	$135.6	10.4%	9.8%
Europe	89.1	82.0	8.7%	2.3%
Pacific	14.8	12.4	19.4%	17.5%

Total Segment Net Sales	$253.6	$230.0	10.3%	7.4%
Operating Income	$35.3	$27.9	26.5%	24.7%

(1)	Excludes favorable foreign exchange rate effect in translation of $6.1 million on net sales and $0.4 million on operating income.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Americas increased 9.8%. Net sales benefited from the previously described pricing initiatives and sales of higher priced products combined with a 1% unit volume increase to the U.S. commercial markets.

Excluding the translation effect of changes in foreign exchange rates, net sales in Europe increased 2.3% primarily due to the previously described pricing initiatives and unit volume increases of mineral fiber ceilings in the UK and France of approximately 10% and 8%, respectively, offset by soft demand in other countries. Products sold in Western Europe tend to have higher margins than Eastern Europe. Excluding the translation effect of changes in foreign exchange rates, net sales of metal ceilings decreased approximately 19% due to weak market conditions in Switzerland, Austria, and Germany.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific area increased 17.5% primarily due to strong activity in Australia and India.

Excluding the translation effect of changes in foreign exchange rates, operating income increased 24.7%. Increased selling prices covered a majority of the inflationary cost pressures of wage and salary increases and increased raw material, energy, and transportation costs. Operating income benefited from sales volume gains, sales of higher priced products, increased equity earnings from our WAVE joint venture and lower comparative spending on cost reduction initiatives.

Cabinets

	Three months ended March 31,		Change is Favorable
	2005	2004
Total Segment Net Sales(1)	$49.2	$51.2	(3.9)%
Operating Income/(Loss)	$(5.9)	$0.6	Unfavorable

(1)	All Cabinets products are sold in the Americas, primarily in the U.S.

Net sales decreased primarily due to lower volume in certain geographic markets and overall customer service issues. The reductions in volume were partially offset by increased sales prices.

An operating loss of $5.9 million was recorded due to the impact of higher SG&A expenses (particularly consulting costs, employee compensation and selling-related expenses), costs incurred to shut down the Morristown plant, manufacturing inefficiencies in other plants resulting from the transfer of production from Morristown and lower net sales.

Unallocated Corporate

Unallocated corporate expense of $15.0 million in the first quarter of 2005 increased from $11.1 million in 2004, primarily due to higher costs for employee compensation programs, expenses related to the Chief Financial Officer transition, and increases to environmental liabilities at a non-operating location, partially offset by an increased U.S. pension credit.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

As shown on the Condensed Consolidated Statements of Cash Flows, our cash and cash equivalents balance decreased by $114.3 million in the first quarter of 2005, compared to a $48.2 million decrease in 2004.

Operating activities in the first quarter of 2005 used $98.5 million of net cash, compared to $36.6 million used in the same period of 2004. The $61.9 million increased use of cash was primarily due to lower earnings and higher payments for accounts payable and accrued expenses partially offset by a lower increase in accounts receivable. The higher payments for accounts payable and accrued expenses primarily related to prior year accruals for incentive compensation plans and capital expenditures. The lower increase in accounts receivable was due to lower net sales and improved collection efforts in the Americas.

Net cash used for investing activities was $19.7 million in the first quarter of 2005, compared to $15.8 million in 2004. We increased our capital expenditures by $9.8 million to upgrade our manufacturing operations. We received a $6.0 million distribution from WAVE in the first quarter of 2005, while we did not receive any distributions from WAVE in the first quarter of 2004.

Net cash of $6.2 million was provided by our financing activities in the first quarter of 2005, compared to $4.2 million provided in the same period of 2004. The year-to-year change was due to certain subsidiaries that are not participating in our Chapter 11 Case increasing their short-term borrowing in 2005.

Balance Sheet and Liquidity

Changes in significant balance sheet accounts and groups of accounts from December 31, 2004 to March 31, 2005 are as follows:

	March 31, 2005	December 31, 2004	Increase/ (Decrease)
Cash and cash equivalents	$401.6	$515.9	$(114.3)
Current assets, excluding cash and cash equivalents	1,017.5	966.3	51.2

Current assets	$1,419.1	$1,482.2	$(63.1)

The decrease in cash and cash equivalents was described above (see “Cash Flow”). The increase in current assets, excluding cash and cash equivalents, was primarily due to an increase in accounts receivable from higher sales in March 2005 compared to December 2004 and an increase in inventory, primarily in Resilient Flooring and Building Products.

	March 31, 2005	December 31, 2004	(Decrease)
Property, plant and equipment, net	$1,185.2	$1,208.8	$(23.6)

The decrease was primarily due to the translation impact of lower foreign exchange rates, accelerated depreciation of $2.7 million (See Factors Affecting Operating Costs – Cost Reduction Initiatives) and scheduled depreciation partially offset by $24.9 million of capital expenditures.

DIP Facility

AWI has a $75 million debtor-in-possession credit facility that currently is limited to issuances of letters of credit. This facility is scheduled to mature on December 8, 2005. Obligations to reimburse drawings under the letters of credit constitute a super-priority administrative expense claim in the Chapter 11 Case. As of March 31, 2005 and December 31, 2004, under the DIP Facility, there were no outstanding borrowings; however, AWI had $42.4 million and $40.6 million, respectively, in letters of credit outstanding. The DIP Facility also contains several covenants including, among other things, limits on asset sales and capital expenditures and a required ratio of debt to cash flow. We are in compliance with all of the DIP Facility covenants. The covenants have not impaired our operating ability. Upon AWI’s emergence from Chapter 11, we expect to replace this facility with a new facility that would provide reorganized Armstrong with greater borrowing capacity and which will have debt covenants yet to be negotiated. In the event that AWI has not emerged from Chapter 11 by December 8, 2005, we will pursue another extension of the DIP Facility.

Liquidity

Our liquidity needs for operations vary throughout the year. We retain lines of credit to meet our liquidity needs. For certain international operations, we had lines of credit of $59.5 million at March 31, 2005, of which $32.0 million was used and $27.5 million was available. However, these lines of credit are uncommitted, and poor operating results or credit concerns at the related foreign subsidiaries could result in the lines being withdrawn by the lenders. We have been able to maintain and, as needed, replace credit facilities to support our operations. Additionally, we have letter of credit issuance capabilities under the DIP facility (described above). We believe that cash on hand and generated from operations, together with lines of credit and the DIP facility, will be adequate to address our foreseeable liquidity needs in the normal course of business operations and for cost reduction initiatives and for scheduled non-filer debt obligations. Cash and liquidity needs will change significantly at the time of AWI’s emergence from Chapter 11, the timing of which remains uncertain. AWI’s POR provides a plan to meet these requirements (see Note 2 of the Condensed Consolidated Financial Statements).

New Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which requires all share-based payment transactions to be recognized in the financial statements using a fair-value method of accounting. This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. Based on an April 2005 ruling by the SEC, the standard is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. While we are finalizing our review of this standard, along with SEC Staff Accounting Bulletin No. 107 which provides additional guidance regarding the implementation of FAS 123 (revised 2004), adoption of this standard on January 1, 2006 is not expected to have a material impact on our consolidated results of operations or financial condition because all of our outstanding stock options are fully vested.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which provides additional guidance on conditional asset retirement obligations under FAS 143, “Accounting for Asset Retirement Obligations.” This standard is effective for fiscal years ending after December 15, 2005. As of the date of this filing, we have not determined the impact of this pronouncement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in AHI’s 2004 Form 10-K filing. There have been no significant changes in our financial instruments or market risk exposures from the amounts and descriptions disclosed therein.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 14 of the Condensed Consolidated Financial Statements for the disclosure of our legal proceedings required by this Item.

Item 6.	Exhibits

No. 15	Awareness Letter from Independent Registered Public Accounting Firm.

No. 31.1	Certification of Principal Executive Officer of Armstrong Holdings, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

No. 31.2	Certification of Principal Financial Officer of Armstrong Holdings, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act 2002.

No. 31.3	Certification of Principal Executive Officer of Armstrong World Industries, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

No. 31.4	Certification of Principal Financial Officer of Armstrong World Industries, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

No. 32.1	Certification of Chief Executive Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

No. 32.2	Certification of Chief Financial Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Armstrong Holdings, Inc. Armstrong World Industries, Inc.

By:	/s/ F. NICHOLAS GRASBERGER III
F. Nicholas Grasberger III,
Senior Vice President and Chief Financial Officer

By:	/s/ JOHN N. RIGAS
John N. Rigas,
Senior Vice President, Secretary and General Counsel

By:	/s/ WILLIAM C. RODRUAN
William C. Rodruan,
Vice President and Controller (Principal Accounting Officer)

Date: April 28, 2005

EXHIBIT INDEX

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