Form 10-Q
period 2006-06-30
ARMSTRONG WORLD INDUSTRIES INC; ARMSTRONG HOLDINGS INC /PA/
filed 2006-07-27
CIK 7431, 1109304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

ARMSTRONG HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	000-50408	23-3033414
(State or other jurisdiction of incorporation or organization)	Commission file number	(I.R.S. Employer Identification No.)

P. O. Box 3001, Lancaster, Pennsylvania	17604
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (717) 397-0611

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of Armstrong Holdings, Inc.’s common stock outstanding as of July 19, 2006 – 40,664,034

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Uncertainties Affecting Forward-Looking Statements

Our disclosures here and in other public documents and comments sometimes contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Those statements provide our future expectations or forecasts, and can be identified by our use of words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “outlook,” etc. in discussions of future operating or financial performance or the outcome of contingencies such as liabilities or legal proceedings.

Any of our forward-looking statements may turn out to be wrong. Actual future results may differ materially. Forward-looking statements involve risks and uncertainties (such as those discussed in the Risk Factors section below) because they relate to events and depend on circumstances that may or may not occur in the future. We undertake no obligation to update any forward-looking statement.

Risk Factors

Our business, operations and financial condition are subject to various risks. You should take them into account in evaluating any investment decision involving Armstrong. It is not possible to predict all factors that could cause actual results to differ materially from expected and historical results. The following discussion is a summary of what we believe to be our most significant risk factors and is not a complete list of all risks and uncertainties that might affect our future results. Related disclosures in subsequent 10-K, 10-Q and 8-K reports should also be consulted.

We try to reduce both the likelihood that these risks will affect our businesses and the damage they could have if they do occur. But, no matter how accurate our foresight, how well we evaluate risks, and how effective we are at mitigating them, it is still possible that one of these problems or some other issue could have serious consequences for us, up to and including a materially adverse effect. See related discussions in this document and our other SEC filings for more details.

Asbestos and Chapter 11

Asbestos personal injury claims are our biggest risk. Our balance sheet currently reflects an implied asbestos liability for AWI that results in negative equity for the company. The size of our asbestos liability has not been finally determined in our Chapter 11 reorganization case. It could end up being substantially larger or smaller than the amount currently shown on our balance sheet. Even if that liability should be substantially reduced (for example by federal legislation), the company may still have negative equity. Consequently an investment in Armstrong’s stock during our Chapter 11 case is highly uncertain and speculative. See the discussions of our Chapter 11 case and of proposed asbestos legislation in this document and in past SEC filings for details.

Claims, Litigation and Regulatory Actions

While we strive to ensure that our products comply with applicable government regulatory standards and internal requirements, and that our products perform effectively and safely, customers from time to time could claim that our products do not meet contractual requirements, and users could be harmed by use or misuse of our products. This could give rise to breach of contract, warranty or recall claims, or claims for negligence, product liability, strict liability, personal injury or property damage. The building materials industry has been subject to claims relating to silicates, mold, PVC, formaldehyde, toxic fumes, fire-retardant properties and other issues, as well as for incidents of catastrophic loss, such as building fires. Product liability insurance coverage may not be available or adequate in all circumstances. In addition, claims may arise related to patent infringement, environmental liabilities, distributor terminations, commercial contracts, antitrust or competition law, employment law and employee benefits issues, and other regulatory matters. While we have in place processes and policies to mitigate these risks and to investigate and address such claims as they arise, we cannot predict the costs to defend or resolve such claims.

Construction activity variability and the size of our market opportunity

Our businesses have greater sales opportunities when construction activity is strong and, conversely, have fewer opportunities when such activity declines. Construction activity tends to increase when economies are strong, interest rates are favorable, government spending is strong, and consumers are confident. Since most of our sales are in the U.S., its economy is the most important for our business, but conditions in Europe and Asia also are relevant.

Raw materials and sourced product issues

The cost and availability of raw materials, packaging materials and energy are critical to our operations. For example, we use substantial quantities of natural gas, petroleum-based raw materials, hardwood lumber and mineral fiber in our manufacturing operations. The cost of these items has been volatile in recent years and availability has sometimes been tight. We source some of these materials from a limited number of suppliers, which increases the risk of unavailability. Limited availability could cause costs to reformulate products or limit our production. The impact of increased costs is greatest where our ability to pass along increased costs through price increases on our products is limited, whether due to competitive pressures or other factors. Increasing our prices to compensate for such costs could also hurt consumers’ perception of the value of our products versus alternatives.

Consumer preference and competition

Our customers consider our products’ pricing, styling and performance, and our customer service when deciding whether to purchase our products. Shifting consumer preference in our highly competitive markets, e.g. from residential vinyl products to other hard-surface flooring, styling preferences, or inability to offer new competitive performance features could hurt our sales. For certain products, there is excess industry capacity in several geographic markets, which tends to increase price competition, as does competition from overseas competitors with lower cost structures.

International trade and operations

A significant portion of our products move in international trade, particularly among the U.S., Canada, Europe and Asia. Also, approximately 30% of our annual revenues are from operations outside the U.S. These international operations are subject to currency exchange fluctuations, trade regulations, import duties, logistics costs and delays and other related risks. They are also subject to variable tax rates, credit risks in emerging markets, political risks, uncertain legal systems, restrictions on repatriating profits to the U.S. and loss of sales to local competitors following currency devaluations in countries where we import products for sale.

Challenges in executing operational restructuring and production planning

We look for ways to make our operations more efficient and effective. We reduce, move, or expand our plants and operations as needed. Each action generally involves substantial planning and capital investment. We can err in planning and executing our actions, which could hurt our customer service and cause unplanned costs.

Labor contracts

Most of our manufacturing employees are represented by unions and are covered by collective bargaining or similar agreements that must be periodically renegotiated. Although we anticipate that we will reach new contracts as older ones expire, our negotiations may result in a significant increase in our costs. Failure to reach new contracts could lead to work stoppages, which could hurt production, revenues, profits and customer relations.

Dependence on key customers

Some of our businesses are dependent on a few key customers. For example, much of our North America revenue comes from sales to home center retailers, including The Home Depot, Inc. and Lowe’s Companies, Inc. We do not have long-term contracts with them. The loss of sales to one of these major customers, or changes in our business relationship with them, could hurt both our revenues and profits.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings

(amounts in millions, except per share amounts)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$945.5	$919.0	$1,822.1	$1,759.7
Cost of goods sold	729.2	718.2	1,422.0	1,380.7

Gross profit	216.3	200.8	400.1	379.0

Selling, general and administrative expenses	151.3	167.0	296.2	337.4
Restructuring charges, net	7.8	7.4	10.5	15.6
Equity (earnings) from joint ventures	(15.3)	(10.2)	(27.3)	(18.3)

Operating income	72.5	36.6	120.7	44.3

Interest expense (unrecorded contractual interest of $19.2, $21.6, $38.3, $43.1, respectively)	1.9	2.1	3.8	4.3
Other non-operating expense	0.5	0.3	0.6	0.3
Other non-operating (income)	(3.0)	(2.2)	(4.2)	(4.4)
Chapter 11 reorganization costs, net	6.0	1.0	6.5	3.0

Earnings before income taxes	67.1	35.4	114.0	41.1

Income tax expense	26.9	17.7	45.8	26.4

Net earnings	$40.2	$17.7	$68.2	$14.7

Net earnings per share of common stock:
Basic	$0.99	$0.44	$1.68	$0.36
Diluted	$0.99	$0.43	$1.68	$0.36

Average number of common shares outstanding:
Basic	40.6	40.5	40.6	40.5
Diluted	40.7	40.7	40.7	40.7

See accompanying notes to condensed consolidated financial statements beginning on page 10.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	Unaudited June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$535.0	$602.2
Accounts and notes receivable, net	398.5	328.8
Inventories, net	557.9	514.5
Deferred income taxes	15.4	15.4
Income tax receivable	18.2	18.2
Other current assets	66.2	82.2

Total current assets	1,591.2	1,561.3

Property, plant and equipment, less accumulated depreciation and amortization of $1,590.3 and $1,562.0, respectively	1,146.0	1,145.3

Insurance receivable for asbestos-related liabilities, noncurrent	91.5	88.8
Prepaid pension costs	483.8	476.9
Investment in affiliates	87.0	67.4
Goodwill, net	143.5	134.2
Other intangibles, net	83.7	68.1
Deferred income taxes, noncurrent	967.4	967.4
Other noncurrent assets	94.9	96.6

Total assets	$4,689.0	$4,606.0

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$21.8	$14.6
Current installments of long-term debt	3.5	5.4
Accounts payable and accrued expenses	401.5	392.5
Income tax payable	14.6	10.1
Deferred income taxes	0.8	0.8

Total current liabilities	442.2	423.4

Liabilities subject to compromise	4,863.5	4,864.7

Long-term debt, less current installments	12.4	21.5
Postretirement and postemployment benefit liabilities	259.5	258.9
Pension benefit liabilities	229.2	223.7
Other long-term liabilities	81.1	90.0
Deferred income taxes, noncurrent	26.0	21.2
Minority interest in subsidiaries	8.0	7.9

Total noncurrent liabilities	5,479.7	5,487.9

Shareholders’ equity (deficit):
Common stock, $1 par value per share Authorized 200 million shares; issued 51,878,910 shares	51.9	51.9
Capital in excess of par value	167.8	167.7
Reduction for ESOP loan guarantee	(142.2)	(142.2)
Accumulated deficit	(838.3)	(906.5)
Accumulated other comprehensive income	41.2	37.1
Less common stock in treasury, at cost 2006 and 2005 – 11,214,449 shares	(513.3)	(513.3)

Total shareholders’ (deficit)	(1,232.9)	(1,305.3)

Total liabilities and shareholders’ equity	$4,689.0	$4,606.0

See accompanying notes to condensed consolidated financial statements beginning on page 10.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except per share amounts)

Unaudited

	2006		2005
Common stock, $1 par value:
Balance at beginning of year and June 30	$51.9		$51.9

Capital in excess of par value:
Balance at beginning of year	$167.7		$167.7
Stock issuances and other	0.1		—

Balance at June 30	$167.8		$167.7

Reduction for ESOP loan guarantee:
Balance at beginning of year and June 30	$(142.2)		$(142.2)

Retained earnings (accumulated deficit):
Balance at beginning of year	$(906.5)		$(1,018.6)
Net earnings for period	68.2	$68.2	14.7	$14.7

Balance at June 30	$(838.3)		$(1,003.9)

Accumulated other comprehensive income:
Balance at beginning of year	$37.1		$42.8
Foreign currency translation adjustments	12.9		(14.6)
Derivative loss, net	(8.3)		(2.9)
Minimum pension liability adjustments	(0.5)		2.3

Total other comprehensive income (loss)	4.1	4.1	(15.2)	(15.2)

Balance at June 30	$41.2		$27.6

Comprehensive income (loss)		$72.3		$(0.5)

Less treasury stock at cost:
Balance at beginning of year and June 30	$(513.3)		$(513.3)

Total shareholders’ (deficit)	$(1,232.9)		$(1,412.2)

See accompanying notes to condensed consolidated financial statements beginning on page 10.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$68.2	$14.7
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation and amortization	68.5	72.0
Fixed asset impairments	0.7	—
Deferred income taxes	8.5	(0.4)
Gain on sale of assets	(17.1)	(0.5)
Equity (earnings) from affiliates, net	(27.3)	(18.5)
Chapter 11 reorganization costs, net	6.5	3.0
Chapter 11 reorganization costs payments	(9.0)	(5.9)
Restructuring charges, net of reversals	10.5	15.6
Restructuring payments	(2.5)	(19.9)
Cash effect of hedging activities	(2.5)	(0.8)
Increase (decrease) in cash from change in:
Receivables	(59.7)	(67.2)
Inventories	(29.8)	5.5
Other current assets	0.8	2.5
Other noncurrent assets	(17.0)	(14.9)
Accounts payable and accrued expenses	1.7	(15.0)
Income taxes payable	4.3	9.6
Other long-term liabilities	(4.9)	(8.0)
Other, net	1.1	(1.4)

Net cash provided by (used for) operating activities	1.0	(29.6)

Cash flow from investing activities:
Purchases of property, plant and equipment and computer software	(49.3)	(54.4)
Purchase of minority interest	(1.5)	—
Acquisitions	(60.5)	—
Distributions from equity affiliates	12.0	11.0
Investment in affiliates	(4.3)	—
Proceeds from the sale of assets	37.8	4.6

Net cash (used for) investing activities	(65.8)	(38.8)

Cash flows from financing activities:
Increase in short-term debt, net	5.3	22.0
Payments of long-term debt	(12.6)	(3.1)
Other, net	0.6	—

Net cash (used for) provided by financing activities	(6.7)	18.9

Effect of exchange rate changes on cash and cash equivalents	4.3	(6.3)

Net (decrease) in cash and cash equivalents	(67.2)	(55.8)
Cash and cash equivalents at beginning of year	602.2	515.9

Cash and cash equivalents at end of period	$535.0	$460.1

See accompanying notes to condensed consolidated financial statements beginning on page 10.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

NOTE 1. BASIS OF PRESENTATION

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891. Armstrong Holdings, Inc. is a Pennsylvania corporation and the publicly held parent holding company of AWI. Armstrong Holdings, Inc.’s only significant asset and operation is its indirect ownership, through Armstrong Worldwide, Inc. (a Delaware Corporation), of all of the capital stock of AWI. We include separate financial statements for Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries in this report because both companies have public securities that are registered under the Securities Exchange Act of 1934. The differences between the financial statements of Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries are primarily due to transactions that occurred in 2000 related to the formation of Armstrong Holdings, Inc. and to employee compensation-related stock activity. Due to the lack of material differences in the financial statements, when we refer in this document to Armstrong Holdings, Inc. and its subsidiaries as “AHI,” “Armstrong,” “we,” and “us,” we are also effectively referring to AWI and its subsidiaries. We use the term “AWI” when we are referring solely to Armstrong World Industries, Inc.

The accounting policies used in preparing these statements are the same as those used in preparing AHI’s consolidated financial statements for the year ended December 31, 2005, which includes the accounts of AHI and its majority-owned subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in AHI’s Form 10-K for the fiscal year ended December 31, 2005. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

These financial statements are prepared in accordance with generally accepted accounting principles and include management estimates and judgments, where appropriate. Management utilizes estimates to record many items including asbestos-related liabilities and insurance assets, allowances for bad debts, inventory obsolescence and lower of cost or market changes, warranty, workers compensation, general liability and environmental claims. When preparing an estimate, management determines the amount based upon considering relevant information, which may include conferring with outside parties where appropriate. Actual results may differ from these estimates.

Operating results for the second quarter and first six months of 2006 and the corresponding periods of 2005 included in this report are unaudited. However, these condensed consolidated financial statements have been reviewed by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) for a limited review of interim financial information.

On January 1, 2006, we adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). Prior to January 1, 2006, we used the intrinsic value method for stock-based employee compensation. There would have been no effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS 123R to share-based employee compensation in 2005. See Note 14 for additional information on FAS 123R.

NOTE 2. CHAPTER 11 REORGANIZATION

Proceedings under Chapter 11

On December 6, 2000, AWI, the major operating subsidiary of AHI, filed a voluntary petition for relief (the “Filing”) under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to use the court-supervised reorganization process to achieve a resolution of AWI’s asbestos-related liability. Also filing under Chapter 11 were two of AWI’s wholly-owned subsidiaries, Nitram Liquidators, Inc. (“Nitram”) and Desseaux Corporation of North America, Inc. (“Desseaux”). The Chapter 11 cases are being jointly

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

administered under case number 00-4471 (the “Chapter 11 Case”). Shortly after its commencement, the Chapter 11 Case was assigned to Judge Randall J. Newsome. His appointment as a visiting judge in the District of Delaware ended on December 31, 2003. On January 6, 2004, the Chapter 11 Case was assigned to Judge Judith K. Fitzgerald.

AHI and all of AWI’s other direct and indirect subsidiaries, including Armstrong Wood Products Inc. (formerly Triangle Pacific Corp.), WAVE (AWI’s ceiling grid systems joint venture with Worthington Industries, Inc.), Armstrong Canada, and Armstrong DLW AG, were not a part of the Filing and accordingly, except for any asbestos-related liability that also relates, directly or indirectly, to the pre-Filing activities of AWI, the liabilities, including asbestos-related liability if any, of such companies will not be resolved in AWI’s Chapter 11 Case. See below under “The Asbestos Personal Injury Trust” and Note 16 under “Asbestos-Related Litigation”.

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

Plan of Reorganization and Disclosure Statement

On November 4, 2002, AWI filed a Plan of Reorganization with the Bankruptcy Court. Subsequently, AWI filed several amendments to the plan, along with various exhibits. The Fourth Amended Plan of Reorganization, with certain exhibits, was filed on May 23, 2003 and, as so amended and as modified by modifications filed with the Bankruptcy Court on October 17, 2003, November 10, 2003, December 3, 2004, and February 21, 2006 is referred to in this report as the “POR”. The POR provides for AWI to continue to conduct its existing lines of business with a reorganized capital structure under which, among other things, its existing shares of stock will be cancelled and new common shares and notes will be issued to its unsecured creditors and to a trust, as further discussed below, to be established under the POR for the benefit of AWI’s current and future asbestos-related personal injury claimants, in full satisfaction of their claims against AWI. References in this report to “reorganized Armstrong” are to AWI as it would be reorganized under the POR, and its subsidiaries collectively. The POR excludes AWI’s Nitram and Desseaux subsidiaries, neither of which is material to Armstrong and which are pursuing separate resolutions of their Chapter 11 cases that are expected to result in the winding up of their affairs.

In connection with the vote of creditors on the POR, AWI was required to prepare a disclosure statement concerning its business and the POR, including certain projected financial information assuming an Effective Date of the POR as July 1, 2003, intended to demonstrate to the Bankruptcy Court the feasibility

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

of the POR and AWI’s ability to continue operations upon its emergence from Chapter 11. On May 30, 2003, the Bankruptcy Court approved the disclosure statement for distribution to parties in interest in the Chapter 11 Case. The projected financial information included in the disclosure statement was updated in certain respects by information submitted to the Bankruptcy Court in connection with the Bankruptcy Court’s November 2003 hearing on confirmation of the POR. The projected financial information was prepared for the limited purposes of consideration by the Bankruptcy Court, creditors and other parties in interest in the Chapter 11 Case of matters pertinent to the case. As indicated in the disclosure statement, the projected financial information and various estimates of value therein provided should not be regarded as representations or warranties by AWI, AHI or any other person. There is no assurance that any such projection or valuation will be realized. The projected financial information and estimates of value were prepared by AWI and its financial advisors and have not been audited or reviewed by independent accountants. The projections have not been updated on an ongoing basis. At the time they were prepared in 2003, the projections reflected numerous assumptions concerning reorganized Armstrong’s anticipated future performance and with respect to prevailing and anticipated market and economic conditions, which were and remain beyond our control and which may not materialize. Projections are inherently subject to significant and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections may be wrong in a material respect. Actual results have and may vary significantly from those contemplated by the projections.

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

In order for AWI’s plan of reorganization to be confirmed, the U.S. District Court must also issue findings of fact and conclusions of law in support of confirmation of the plan of reorganization, enter or affirm an order confirming the plan of reorganization and issue the “524(g) injunction” (see “Asbestos Personal Injury Trust” below) if it is part of the plan of reorganization. Following procedural delays concerning the status of the prior U.S. District Court judge on AWI’s Chapter 11 Case, the AWI case was assigned to U.S. District Court Judge Eduardo C. Robreno in June 2004. A hearing was held before Judge Robreno on December 15, 2004 to consider the objections to confirmation of the POR. On February 23, 2005, Judge Robreno ruled that the POR could not be confirmed. In the court’s decision, the Judge found that, because the class of unsecured creditors voted to reject the POR, the distribution of warrants to existing equity holders under the POR violated the absolute priority rule.

AWI filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit, which affirmed the District Court’s decision to deny confirmation of the POR on December 29, 2005.

At a status conference before Judge Robreno on February 3, 2006, AWI and the court-authorized representatives of AWI’s creditors and claimants advised the Court that they had agreed on a proposed schedule for a confirmation hearing on a modified POR which would eliminate the provisions regarding distribution of warrants to existing AHI equity holders. AWI filed the modified POR with the Court on February 21, 2006. Under the modified POR, existing AHI equity holders would receive no material distribution and their equity interests would be cancelled. Following the conference, Judge Robreno established a schedule for a U.S. District Court confirmation hearing on the modified POR.

Recent Developments and Next Steps in the Chapter 11 Process

The confirmation hearing commenced on May 23, 2006 and concluded with oral arguments on July 11, 2006. At that hearing, the Court heard testimony and received evidence relating to the Unsecured Creditors Committee’s objection that the modified POR unfairly discriminates against the unsecured

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

creditors, based on the size of the present and future asbestos liability implied by the modified POR. The Judge took the matter under advisement and is expected to issue his decision in the near future.

AWI is also monitoring a proposed asbestos claims litigation reform bill in Congress (see the discussion under “Potential Legislation” in Note 16).

AWI is unable to predict whether the POR, as modified on February 21, 2006, will be confirmed or when AWI would emerge from Chapter 11.

A description of the basic components of the POR, which remain unchanged as modified on February 21, 2006, follows.

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

However, although AWI’s domestic and foreign subsidiaries and other affiliates would be protected parties, asbestos-related personal injury claims against them would be channeled to the Asbestos PI Trust only to the extent such claims directly or indirectly relate to the pre-Filing manufacturing, installation, distribution or other activities of AWI, or AWI’s ownership of the subsidiaries or affiliates (as distinguished from independent activities of the subsidiaries or affiliates). See Note 16 under “Asbestos-Related Litigation.”

In addition, workers’ compensation claims brought against AWI or its subsidiaries or other affiliates would not be channeled to the Asbestos PI Trust and would remain subject to the workers’ compensation process. Workers’ compensation law provides that the employer is responsible for evaluation, medical treatment and lost wages as a result of a job-related injury. Historically, workers’ compensation claims against AWI or its subsidiaries have not been significant in number or amount, and AWI has continued to honor its obligations with respect to such claims during the Chapter 11 Case. Currently, AWI has five pending workers’ compensation claims, and its UK subsidiary has eight employer liability claims involving alleged asbestos exposure.

There also is uncertainty as to proceedings, if any, brought in certain foreign jurisdictions with respect to the effect of the 524(g) injunction in precluding the assertion in such jurisdictions of asbestos-related personal injury claims, proceedings related thereto or the enforcement of judgments rendered in such proceedings.

Management believes neither AWI nor its subsidiaries or other affiliates is subject to asbestos-related personal injury claims that would not be channeled to the Asbestos PI Trust under the POR, which would be material in amount to reorganized Armstrong.

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

Under the POR, the existing equity interests in AWI (including all of its outstanding shares of common stock) would be cancelled and the holders of such interests will receive no distribution of any material consideration. As discussed above, the POR was modified on February 21, 2006 to delete the provisions for the distribution of warrants to existing equity holders.

Valuation of Consideration to be Distributed under the POR

Based upon many assumptions (see Disclosure Statement discussion above), to calculate the value of consideration to be distributed, AWI used $2.7 billion as the value of reorganized Armstrong. This is the mid-point of the range of estimated values of $2.4 billion and $3.0 billion that was estimated by AWI and its financial advisors during the third quarter of 2003. AWI’s estimated value of the consideration to be distributed under the POR to the Asbestos PI Trust and holders of allowed unsecured claims is:

•	New common stock at $30 a share, which is the approximate mid-point of the range of estimated values of $24.66 and $35.30 per share, assuming a distribution of 56.4 million shares of new common stock to holders of unsecured claims and the Asbestos PI Trust;

•	Plan Notes in the aggregate principal amount of $775 million, that are worth their face value; and

•	Available Cash of approximately $350 million that AWI expects to have.

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

AHI Dissolution

Upon implementation of the POR, all current stock of AWI would be cancelled and AHI would no longer have any ownership interest in reorganized AWI. Since the POR as modified on February 21, 2006 no longer provides for warrants of reorganized AWI to go to AHI, it is expected that AHI will then have no material assets to be distributed to AHI shareholders, and will dissolve. The POR provides that AWI would pay the costs incurred in connection with administering AHI’s dissolution.

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

Bar Date for Filing Claims

The Bankruptcy Court established August 31, 2001 as the bar date for all claims against AWI except for asbestos-related personal injury claims and certain other specified claims. A bar date is the date by which claims against AWI must be filed if the claimants wish to participate in any distribution in the Chapter 11 Case. A bar date for asbestos-related personal injury claims (other than claims for contribution, indemnification, or subrogation) was rendered unnecessary under the terms of the POR, which defers the filings of such claims until the Asbestos PI Trust is established to administer such claims.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

Approximately 4,900 proofs of claim (including late-filed claims) totaling approximately $6.4 billion, alleging a right to payment from AWI, were filed with the Bankruptcy Court in response to the August 31, 2001 bar date. The disposition of these claims under the POR is discussed below. AWI continues the process of investigating and resolving these claims. The Bankruptcy Court will ultimately determine the claims and related liability amounts that will be allowed as part of the Chapter 11 process if the parties cannot agree.

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

Approximately 1,100 proofs of claim totaling approximately $1.3 billion are pending with the Bankruptcy Court that are associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI’s participation in the Center for Claims Resolution. As stated above, the bar date of August 31, 2001 did not apply to asbestos-related personal injury claims other than claims for contribution, indemnification, or subrogation. The POR contemplates that all AWI asbestos-related personal injury claims, including claims for contribution, indemnification, or subrogation, will be addressed in the future pursuant to the procedures relating to the Asbestos PI Trust developed in connection with the POR. See further discussion regarding AWI’s liability for asbestos-related matters in Note 16.

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

Financing

AWI has a $75.0 million debtor-in-possession (“DIP”) credit facility that is limited to issuances of letters of credit. This facility is scheduled to mature on December 8, 2006. As of June 30, 2006, AWI had approximately $43.5 million in letters of credit, which were issued pursuant to the DIP Facility. As of June 30, 2006, AWI had $282.8 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. AWI believes that cash on hand and generated from operations and dividends from its subsidiaries, together with subsidiary lines of credit and the DIP Facility, will be adequate to address its foreseeable liquidity needs. Obligations under the DIP Facility, including reimbursement of draws under the letters of credit, if any, constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact

AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate pre-Filing liabilities that are subject to compromise and report them separately on the balance sheet. See Note 4 for detail of the liabilities subject to compromise at June 30, 2006 and December 31, 2005. Liabilities that may be affected by a plan of

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s pre-Filing debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of AWI subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI’s estimated liability for asbestos-related personal injury claims is also recorded in liabilities subject to compromise. See Note 16 for further discussion of AWI’s asbestos liability.

Additional pre-Filing claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities through June 2006 and 2005:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Professional fees	$10.7	$3.3	$15.9	$7.1
Interest income, post-Filing	(4.7)	(2.4)	(9.4)	(4.3)
Adjustments to pre-Filing liabilities	—	0.1	—	0.1
Other expense directly related to bankruptcy, net	—	—	—	0.1

Total Chapter 11 reorganization costs, net	$6.0	$1.0	$6.5	$3.0

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

NOTE 3. SEGMENT RESULTS

	Three Months Ended June 30,		Six Months Ended June 30,
Net sales to external customers	2006	2005	2006	2005
Resilient Flooring	$305.3	$317.6	$589.1	$602.5
Wood Flooring	222.6	214.6	427.8	404.7
Textiles and Sports Flooring	71.5	68.8	136.3	131.7
Building Products	287.4	262.7	555.3	516.3
Cabinets	58.7	55.3	113.6	104.5

Total sales to external customers	$945.5	$919.0	$1,822.1	$1,759.7

	Three Months Ended June 30,		Six Months Ended June 30,
Segment operating income (loss)	2006	2005	2006	2005
Resilient Flooring	$17.6	$(3.9)	$14.2	$(13.5)
Wood Flooring	18.2	19.9	29.7	28.7
Textiles and Sports Flooring	(9.6)	(0.5)	(9.1)	(6.4)
Building Products	53.2	37.6	93.2	72.9
Cabinets	2.1	(3.3)	2.3	(9.2)
Unallocated Corporate (expense)	(9.0)	(13.2)	(9.6)	(28.2)

Total consolidated operating income	$72.5	$36.6	$120.7	$44.3

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Segment operating income	$72.5	$36.6	$120.7	$44.3
Interest expense	1.9	2.1	3.8	4.3
Other non-operating expense	0.5	0.3	0.6	0.3
Other non-operating income	(3.0)	(2.2)	(4.2)	(4.4)
Chapter 11 reorganization costs, net	6.0	1.0	6.5	3.0

Earnings before income taxes	$67.1	$35.4	$114.0	$41.1

Segment assets	June 30, 2006	December 31, 2005
Resilient Flooring	$693.2	$675.9
Wood Flooring	728.9	646.4
Textiles and Sports Flooring	223.7	196.6
Building Products	657.2	613.2
Cabinets	102.6	99.1

Total segment assets	2,405.6	2,231.2
Assets not assigned to segments	2,283.4	2,374.8

Total consolidated assets	$4,689.0	$4,606.0

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

NOTE 4. LIABILITIES SUBJECT TO COMPROMISE

As a result of AWI’s Chapter 11 filing (see Note 2), pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of our subsidiaries that are not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI’s asbestos liability is also recorded in liabilities subject to compromise. See Note 2 for further discussion on how the Chapter 11 process may address AWI’s liabilities subject to compromise and Note 16 for further discussion of AWI’s asbestos liability.

Liabilities subject to compromise at June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006	December 31, 2005
Debt (at face value)(1)	$1,388.6	$1,388.6
Asbestos-related liability	3,190.6	3,190.6
Prepetition trade payables	58.1	58.1
Prepetition other payables and accrued interest	68.5	69.7
ESOP loan guarantee	157.7	157.7

Total liabilities subject to compromise	$4,863.5	$4,864.7

(1)	In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $19.2 million and $38.3 million in the second quarter and first six months of 2006, respectively, and $21.6 million and $43.1 million in the second quarter and first six months of 2005, respectively.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

NOTE 5. ACQUISITIONS

On April 3, 2006, we purchased certain assets and assumed certain liabilities of HomerWood, Inc., a hardwood flooring company. On May 1, 2006 we purchased certain assets and assumed certain liabilities of Capella Engineered Wood, LLC, a hardwood flooring company, and of its parent company, Capella, Inc. The combined purchase price of these acquisitions was $62.0 million. Both acquisitions were financed from existing cash balances. Both investments will expand Armstrong’s wood flooring product offerings. The acquisitions have been accounted for under the purchase method of accounting in the second quarter of 2006. Preliminary allocation of the purchase price to the fair value of tangible and identifiable intangible assets acquired in each transaction has been completed. Adjustments may be recorded in future periods as the allocations are finalized.

NOTE 6. INVENTORIES

	June 30, 2006	December 31, 2005
Finished goods	$385.4	$339.1
Goods in process	48.2	44.6
Raw materials and supplies	194.7	194.4
Less LIFO and other reserves	(70.4)	(63.6)

Total inventories, net	$557.9	$514.5

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

NOTE 7. NATURAL GAS HEDGES

We purchase natural gas for use in the manufacture of ceiling tiles and other products and to heat many of our facilities. As a result, we are exposed to movements in the price of natural gas. We have a policy of reducing short term cost volatility by purchasing natural gas forward contracts, purchased call options, and zero-cash collars. These instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying products are sold. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The fair value of these cash flow hedges at June 30, 2006 was a $6.6 million asset compared to an $18.7 million asset at December 31, 2005, due to the price of natural gas decreasing during the year.

NOTE 8. EQUITY INVESTMENTS

Investments in affiliates of $87.0 million at June 30, 2006 reflected the equity interest in our 50% investment in the WAVE joint venture and our 50% investment in a China hardwood flooring joint venture. Both joint ventures are accounted for under the equity method of accounting. The balance increased $19.6 million from December 31, 2005 primarily due to our equity interest in WAVE’s earnings. Condensed income statement data for WAVE is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$98.5	$79.8	$177.5	$152.4
Gross profit	36.3	25.3	65.3	46.0
Net earnings	30.7	20.4	54.7	36.5

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

As of January 1, 2006, we had goodwill of $134.2 million. Goodwill is required to be tested for impairment at least annually. We perform our annual assessment in the fourth quarter.

The following table represents the change in goodwill for the first six months of 2006.

Goodwill by segment	January 1, 2006	Goodwill acquired	Adjustments, net(1)	Impairments	June 30, 2006
Wood Flooring	$108.2	$8.6	—	—	$116.8
Building Products	13.4	—	$0.7	—	14.1
Cabinets	12.6	—	—	—	12.6

Total consolidated goodwill	$134.2	$8.6	$0.7	—	$143.5

(1)	Consists of the effects of foreign exchange

We recognized $8.6 million of goodwill, $11.0 million of trademarks and $10.0 million of customer relationships during the second quarter of 2006 related to acquisitions. See Note 5 for further discussion of the acquisitions.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

The following table details amounts related to AHI’s intangible assets as of June 30, 2006 and December 31, 2005.

	June 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Computer software	$104.3	$74.1	$102.1	$66.7
Customer relationships	10.0	0.3	—	—
Land use rights and other	4.6	1.2	4.5	1.1

Total	$118.9	$75.6	$106.6	$67.8

Unamortized intangible assets
Trademarks and brand names	$40.4		$29.3

Other intangible assets, gross	$159.3		$135.9

Aggregate Amortization Expense
For the six months ended June 30, 2006		$8.9
For the six months ended June 30, 2005		$8.6

NOTE 10. RESTRUCTURING AND OTHER ACTIONS

Net restructuring charges of $10.5 million and $15.6 million were recorded in the first six months of 2006 and 2005, respectively. These charges are summarized in the following table:

	Net Charge/(Reversal)
	Three Months Ended June 30,		Six Months Ended June 30,
Action Title	2006	2005	2006	2005	Segment
Lancaster Plant	$7.7	$4.3	$10.0	$11.1	Resilient Flooring
Hoogezand	0.1	3.0	0.5	4.0	Building Products
North America SG&A	—	—	—	(0.1)	Resilient Flooring
Morristown	—	0.1	—	0.3	Cabinets
Searcy	—	—	—	0.1	Wood Flooring
Oss	—	—	—	0.2	Textiles & Sports Flooring

Total	$7.8	$7.4	$10.5	$15.6

Lancaster Plant: These charges related to the fourth quarter 2004 decision to cease commercial flooring production at Lancaster in 2006. Commercial flooring production requirements are being serviced in part by our other facilities around the world. Of the $10.0 million and $11.1 million charges in 2006 and 2005, $8.8 million and $10.3 million, respectively, are non-cash charges related to termination benefits to be paid through the U.S. pension plan. The other $1.2 million in 2006 and $0.8 million in 2005 are comprised of severance and related costs. We have incurred $27.3 million of severance and pension related restructuring charges to-date. We do not expect to incur any additional restructuring charges for severances and pension benefits in the remainder of 2006. Additionally, we recorded $0.3 million and $3.7 million of accelerated depreciation in 2006 and 2005, respectively, in cost of goods sold. We also recorded $7.7 million and $1.8 million of other related costs in 2006 and 2005, respectively, in cost of goods sold and $1.2 million in SG&A in 2006. We expect to incur approximately $2 million of other related costs in cost of good sold, and approximately $6 million in SG&A in the remainder of 2006. Further, we realized a gain of $14.3 million in SG&A in the second quarter of 2006 from the sale of a warehouse which became available as a result of this initiative.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

Hoogezand: These charges are related to the first quarter 2004 decision to close the manufacturing facility and are comprised of severance and related costs. Closure of the plant was completed in the first quarter of 2005. The production was transferred to another Building Products location in Münster, Germany and resulted in a net reduction of approximately 72 positions. We have incurred restructuring charges of $17.7 million to-date, and expect to incur an additional $0.3 million in the remainder of 2006. Additionally, we recorded $0.5 million of accelerated depreciation in cost of goods sold in the first six months of 2005, and $0.1 million and $0.5 million of other related costs in cost of goods sold in the first six months of 2006 and 2005, respectively.

North America SG&A: The net reversal of $0.1 million in 2005 comprised certain severance accruals that were no longer necessary in the remaining accruals recorded in 2004 for severance and related costs due to a restructuring of the sales force and management structure in North America in response to changing market conditions. This initiative was announced in the fourth quarter of 2004 and was completed in the second quarter of 2005. We incurred project-to-date restructuring charges of $5.2 million and do not expect to incur any additional charges.

Morristown: The charge related to the fourth quarter 2004 decision to close a plant in Tennessee in the first quarter of 2005. Manufacturing was consolidated at two existing plants in the United States. We incurred project-to-date restructuring charges of $0.4 million of severance related charges and $0.4 million of related shutdown costs and do not expect to incur additional costs. Additionally, we recorded $0.1 million of accelerated depreciation and $0.8 million of other related costs in 2005, both in cost of goods sold.

Searcy: The charge related to the fourth quarter 2004 decision to cease production at a solid hardwood flooring location in Arkansas in the first quarter of 2005 and was comprised of estimated severance benefits and related costs. We continue to manufacture solid wood flooring at other plants across the United States. We incurred $0.9 million of restructuring charges for the project-to-date and do not expect to incur any additional charges. Additionally, in the second quarter of 2006, we recorded an asset impairment charge of $0.7 million in cost of goods sold related to property, plant and equipment at this site.

Oss: The charge was recorded to reflect shutdown costs related to a plant closure in The Netherlands. The related severance charges were recorded during the third quarter of 2003 when the plant closure was announced. We continue to manufacture carpet at other plants across Europe. We incurred $4.9 million of restructuring charges to-date and do not expect to incur any additional costs in the future.

The following table summarizes activity in the restructuring accruals for the first six months of 2006 and 2005.

	Beginning Balance	Cash Payments	Net Charges	Other	Ending Balance
2006	$8.8	$(2.5)	$1.7	$0.3	$8.3
2005	24.8	(19.9)	5.3	(0.9)	9.3

The amount in “other” for 2006 and 2005 is related to the effects of foreign currency translation.

Of the June 30, 2006 and 2005 ending balances, $1.3 million is reported in liabilities subject to compromise.

Substantially all of the remaining balance of the restructuring accrual as of June 30, 2006 relates to a noncancelable operating lease, which extends through 2017, and severance for terminated employees with extended payouts, the majority of which will be paid in 2006.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

NOTE 11. INCOME TAX EXPENSE

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Earnings from continuing operations before income taxes	$67.1	$35.4	$114.0	$41.1
Income tax expense	26.9	17.7	45.8	26.4
Effective tax rate	40.1%	50.0%	40.2%	64.2%

The primary factor for the reduction in the second quarter and six month effective tax rates was the impact of permanent tax differences related to higher earnings before income taxes in 2006 compared to the same periods for 2005. The remaining differences in the effective tax rate resulted from the lower unbenefitted foreign losses during 2006 compared to 2005, the tax benefits recorded during 2006 for foreign exchange and for the release of certain income tax contingencies related to expiring statutes of limitation and favorable audit settlements for state income tax issues in 2006.

NOTE 12. PENSIONS

Following are the components of net periodic benefit costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$4.6	$6.1	$9.1	$12.3
Interest cost on projected benefit obligation	23.1	23.9	46.3	47.9
Expected return on plan assets	(40.5)	(39.5)	(81.0)	(79.0)
Amortization of prior service cost	2.2	4.2	4.4	8.3
Recognized net actuarial loss	0.5	0.4	0.9	0.8

Net periodic pension (credit)	$(10.1)	$(4.9)	$(20.3)	$(9.7)

Retiree Health and Life Insurance Benefits
Service cost of benefits earned	$0.6	$0.7	$1.2	$1.4
Interest cost on projected benefit obligation	4.9	5.2	9.9	10.3
Amortization of prior service benefit	(1.6)	(1.4)	(3.2)	(2.8)
Recognized net actuarial loss	3.1	3.0	6.2	6.0

Net periodic postretirement benefit cost	$7.0	$7.5	$14.1	$14.9

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Non-U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$2.7	$2.6	$5.3	$5.2
Interest cost on projected benefit obligation	5.2	5.5	10.3	11.2
Expected return on plan assets	(3.8)	(4.0)	(7.6)	(8.1)
Amortization of transition obligation	(0.1)	(0.1)	(0.1)	(0.1)
Amortization of prior service cost	0.2	0.1	0.4	0.1
Recognized net actuarial loss	0.7	0.5	1.4	1.0

Net periodic pension cost	$4.9	$4.6	$9.7	$9.3

In addition, we recorded a separate charge in the second quarter of 2006 of $8.5 million for a non-cash curtailment and settlement loss related to the transfer of a non-U.S. defined benefit plan to a multiemployer industry plan.

NOTE 13. PRODUCT WARRANTIES

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. Generally, the terms of these warranties range up to 25 years and provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The increase in the current year warranty accruals in 2006 compared to 2005 related primarily to a revision of certain assumptions used in prior periods when estimating the accrual for the Wood Flooring segment. The following table summarizes the activity for the accrual of product warranties for the first six months of 2006 and 2005:

	2006	2005
Balance at January 1	$21.1	$22.6
Reductions for payments	(16.7)	(17.8)
Current year warranty accruals	21.1	17.6
Preexisting warranty accrual changes	(0.1)	(0.2)
Acquisitions	0.7	—
Effects of foreign exchange translation	0.4	(0.9)

Balance at June 30	$26.5	$21.3

NOTE 14. SHARE-BASED COMPENSATION PLANS

On January 1, 2006, we adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which requires all share-based payment transactions to be recognized in the financial statements using a fair-value method of accounting. This statement replaced FASB Statement No. 123 and superseded APB Opinion No. 25. Prior to January 1, 2006, we used APB Opinion No. 25’s intrinsic value method for stock-based employee compensation.

We used the modified prospective method of adopting FAS 123R, which does not require restatement of prior periods. There was no impact of adoption of the new standard because all of our outstanding stock options are fully vested.

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

All three of the plans discussed above will most likely be terminated upon AWI emerging from Chapter 11. No equity based compensation has been granted since AWI filed for relief under Chapter 11 in December 2000, other than commitments entered into prior to the Chapter 11 filing.

Options were granted to purchase shares at prices not less than the closing market price of the shares on the dates the options were granted. The options generally became exercisable in one to three years and expire 10 years from the date of grant. There have been no stock options granted since 2001.

Changes in option shares outstanding (thousands except for share price and life)	Option Shares	Weighted-average exercise price	Weighted- average remaining contractual life
Option shares outstanding at January 1, 2006	1,987.3	$27.97
Options granted	—	—
Option shares exercised	—	—
Options cancelled	(200.4)	57.73

Option shares outstanding at June 30, 2006	1,786.9	$24.63	3.51

Option shares exercisable at June 30, 2006	1,786.9	$24.63	3.51

Shares available for grant	5,015.8

The intrinsic value of the shares outstanding and exercisable at June 30, 2006 was $0, as the exercise price of all options exceeded the market price of the stock on that date.

Restricted stock awards were used for the purposes of recruitment, special recognition and retention of key employees. No award of restricted stock shares has been granted since 2000. As of June 30, 2006, there were 112,377 restricted shares of common stock outstanding with 596 accumulated dividend equivalent shares.

NOTE 15. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2006	2005
Interest paid	$0.6	$1.0
Income taxes paid, net	$33.0	$17.2

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

NOTE 16. LITIGATION AND RELATED MATTERS

ASBESTOS-RELATED LITIGATION

(Note: Particular documents referred to in this section are available at www.armstrongplan.com)

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

During 2003, AWI and the other parties in its Chapter 11 Case reached agreement on a plan of reorganization that addresses how all of AWI’s pre-Filing liabilities are to be settled. Several amendments to the plan of reorganization were filed, culminating in the Fourth Amended Plan of Reorganization filed with the Bankruptcy Court on May 23, 2003, which was modified by modifications filed with the Bankruptcy Court on October 17, 2003, November 10, 2003, December 3, 2004, and February 21, 2006, and is referred to in this report as the “POR”.

Before a plan of reorganization may be implemented by AWI, it must be confirmed by order of both the Bankruptcy Court and the U.S. District Court. In addition, consummation of a plan of reorganization may be subject to the satisfaction after confirmation of certain conditions, as provided by the plan of reorganization. On November 17 and 18, 2003, the Bankruptcy Court held a hearing on confirmation of the POR and on December 19, 2003, issued proposed findings of fact and conclusions of law and a proposed order confirming the POR, notwithstanding the rejection of the POR by the class of unsecured creditors. On December 29, 2003, the Unsecured Creditors’ Committee filed an objection to the Bankruptcy Court’s proposed findings of fact and conclusions of law and the proposed order of confirmation of the POR. On February 23, 2005, the U.S. District Court Judge Eduardo C. Robreno ruled that the POR, in its current form, could not be confirmed. In the court’s decision, the Judge found that, because the class of unsecured creditors voted to reject the POR, the distribution of warrants to existing equity holders under the POR violated the absolute priority rule. AWI filed a Notice of Appeal to the U.S. Court of Appeals for the Third Circuit on March 4, 2005. On December 29, 2005, the U.S. Court of Appeals affirmed the District Court’s decision to deny confirmation of the POR.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

At a status conference before Judge Robreno on February 3, 2006, AWI and the court-authorized representatives of AWI’s creditors and claimants advised the Court that they had agreed on a proposed schedule for a confirmation hearing on a modified POR which would eliminate the provisions regarding distribution of warrants to existing AHI equity holders. AWI filed the modified POR with the Court on February 21, 2006. Under the modified POR, existing AHI equity holders would receive no material distribution and their equity interests would be cancelled. Following the conference, Judge Robreno established a schedule for a U.S. District Court confirmation hearing on the modified POR. The confirmation hearing commenced on May 23, 2006 and concluded with oral arguments on July 11, 2006. At that hearing, the Court heard testimony and received evidence relating to the Unsecured Creditors Committee’s objection that the modified POR unfairly discriminates against the unsecured creditors, based on the size of the present and future asbestos liability implied by the modified POR. The Judge took the matter under advisement and is expected to issue his decision in the near future.

AWI is also monitoring a proposed asbestos claims litigation reform bill in Congress. See Note 2 for further discussion of AWI’s Chapter 11 process.

AWI is unable to predict whether the POR as modified on February 21, 2006 will be confirmed or when AWI would emerge from Chapter 11.

A description of the basic components of the POR, which remain unchanged as modified on February 21, 2006, follows.

Basic Components of the POR

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

In addition, workers’ compensation claims brought against AWI or its subsidiaries or other affiliates would not be channeled to the Asbestos PI Trust and would remain subject to the workers’ compensation process. Historically, workers’ compensation claims against AWI and its subsidiaries have not been significant in number or amount and AWI has continued to honor its obligations with respect to such claims during the Chapter 11 Case. Workers’ compensation law provides that the employer is responsible

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

for evaluation, medical treatment and lost wages as a result of a job-related injury. Currently, AWI has five pending workers’ compensation claims, and its UK subsidiary has eight employer liability claims involving alleged asbestos exposure.

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

Potential Legislation

On May 26, 2006 asbestos personal injury claims reform legislation was re-introduced, as the FAIR Act of 2006 (S.3274), to the United States Senate. There is uncertainty as to whether this bill or any asbestos reform proposal will become law, and what impact there might be on AWI’s Chapter 11 Case.

If legislation as currently proposed is enacted into law prior to AWI implementing a confirmed plan of reorganization, AWI’s asbestos liability would likely be materially reduced from the $3.2 billion amount currently recorded, but its size would depend on AWI’s payment obligations under the law and the present value of those obligations. In such event, AWI would seek to develop a new plan of reorganization based on a re-evaluation of the then value of AWI’s assets and ongoing businesses, the amount of allowed unsecured claims against AWI (including any post-petition interest that may be allowed on such claims, as to which no amount is currently recorded in AWI’s liabilities subject to compromise), the amount AWI would be required to pay under the enacted legislation, and other factors. Under the absolute priority rule applicable in Chapter 11, AWI’s shareholder would not be entitled to any recovery until the allowed claims of all of its creditors have been satisfied. We do not know enough today to predict the likely terms of a reorganization plan that may be feasible under such circumstances, or if such reorganization would result in existing AHI shareholders receiving or retaining any equity value in AWI upon AWI’s emergence from Chapter 11.

Asbestos-Related Liability

Based upon events through early March 2003, specifically the parties’ agreement on the basic terms of the POR’s treatment of AWI’s asbestos-related liabilities, management concluded that it could reasonably estimate its probable liability for AWI’s current and future asbestos-related personal injury claims. Accordingly, in the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase the balance sheet liability. The recorded asbestos-related liability for personal injury claims of approximately $3.2 billion at March 31, 2006 and December 31, 2005, which was treated as subject to compromise, represents the estimated amount of liability that is implied based upon the negotiated resolution reflected in the POR, the total consideration expected to be paid to the Asbestos PI Trust pursuant to the POR and an assumption for this purpose that the recovery value percentage for the allowed claims of the Asbestos PI Trust is equal to the estimated recovery value percentage for the allowed non-asbestos unsecured claims.

AWI is unable to predict whether the modified POR will be confirmed, or when AWI would emerge from Chapter 11. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded asbestos-related liability are possible and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and with respect to any legislation, and will make changes to the recorded liability if and when it is appropriate.

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

The issue of shared coverage with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) has been resolved through a court-approved settlement by AWI, ACandS and the insurer, whereby AWI expects to receive net proceeds of $7 million during the third quarter of 2006. As part of the settlement, ACandS’s remaining limits for shared coverage will be assigned to AWI.

Insurance Asset

An insurance asset in respect of asbestos claims in the amount of $98.6 million was recorded as of June 30, 2006 and December 31, 2005. The total amount recorded reflects AWI’s belief that insurance proceeds will be recovered in this amount, based upon AWI’s success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance, in our opinion, is either available through settlement or probable of recovery through negotiation or litigation. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $79 million of the $98.6 million asset is determined from agreed coverage in place. Of the $98.6 million, approximately $7 million has been recorded as a current asset as of June 30, 2006 reflecting management’s estimate of the minimum insurance payments to be received in the next 12 months.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

Many uncertainties remain in the insurance recovery process; therefore, AWI did not increase the estimated insurance recovery asset in the first six months of 2006.

Cash Flow Impact

As a result of the Chapter 11 Filing, AWI has not made any payments for asbestos-related personal injury claims since the fourth quarter of 2000. Additionally, AWI did not receive any asbestos-related insurance recoveries during 2005 or during the first six months of 2006. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements. Management estimates that the timing of future cash recoveries of the recorded asset may extend beyond 10 years.

Conclusion

Many uncertainties continue to exist about the matters impacting AWI’s asbestos-related liability and insurance asset. These uncertainties include when and if a plan of reorganization will be confirmed by the Bankruptcy Court and the U.S. District Court, the impact of any potential legislation, and the financial condition of AWI’s insurance carriers.

Additionally, if the POR is confirmed, AWI is unable to predict when it will be implemented. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded liability and insurance asset are possible and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability and insurance asset in light of future developments in the Chapter 11 Case and with respect to any legislation, and will make changes to the recorded amounts if and when it is appropriate.

ENVIRONMENTAL MATTERS

Environmental Expenditures

Most of our manufacturing and certain of our research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. We make expenditures necessary for compliance with applicable environmental requirements at our operating facilities.

As a result of continuous changes in regulatory requirements, we cannot predict with certainty future expenditures associated with compliance with environmental requirements. The United States Environmental Protection Agency (“EPA”) has promulgated a new regulation pursuant to the Clean Air Act that may impact our domestic manufacturing operations. That regulation, The National Emission Standards for Hazardous Air Pollutants for Industrial, Commercial, and Institutional Boilers and Process Heaters Act, became effective in November, 2004, and requires compliance by September 13, 2007. While we are finalizing our review of this regulation, adoption of this regulation is not expected to have a material impact on our consolidated results of operations or financial condition.

Environmental Remediation

Summary

We are involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and similar state “Superfund” laws at 31 sites. In most cases, we are one of many potentially responsible parties (“PRPs”) which have potential liability for the required investigation and remediation of each site and which, in some cases, have agreed to jointly fund that required investigation and remediation. With regard to some sites, however, we dispute the liability, the proposed remedy or the proposed cost allocation among the PRPs. We may have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.

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

Specific Events

AWI has been working to resolve as many of its environmental liabilities through its Chapter 11 Case as possible. AWI has entered into a global environmental settlement with the Department of Justice (“DOJ”) and the EPA with respect to CERCLA liability at 37 sites. Pursuant to the proposed Settlement Agreement, the federal government would covenant not to sue AWI for either monetary or injunctive relief under CERCLA at 19 of these sites, in exchange for an allowed claim amount in the bankruptcy with respect to known claims concerning sites that AWI does not own or operate. Under the settlement, AWI also has contribution protection under CERCLA with respect to private party claims at the sites at which the government receives an allowed claim. Additionally, AWI has the benefit of discharge both at the 19 sites for which the government receives an allowed claim and at an additional 18 sites identified in the Settlement Agreement. At an additional site, AWI will continue to participate in the cleanup under a

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

previously approved Consent Decree. The EPA Settlement Approval Order was entered by the Bankruptcy Court in October 2005. In accordance with this global settlement becoming effective, the EPA proof of claim has been amended to assert a claim in the amount of $8.7 million. This amount includes the $7.8 million that AWI and EPA agreed upon with respect to the Peterson Puritan site. In connection with the global settlement, AWI filed a motion with the Bankruptcy Court on January 11, 2006, objecting to claims asserted by certain PRPs and requesting the Court enter an order disallowing such claims. On February 21, 2006 the Court issued its order disallowing such claims.

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

A foreign subsidiary of AWI sold a manufacturing facility in 1990, which was prior to AWI’s acquisition of the subsidiary. Under the terms of the sales agreement, an environmental indemnification was provided to the buyer of the facility. During the third quarter of 2005, the facility owner discovered additional areas of soil contamination that require additional remediation. Accordingly, a $3.1 million charge was recorded within SG&A expense to increase our probable liability. As additional sampling efforts and meetings with local government authorities continue, further increases to our recorded liability are possible.

Summary of Financial Position

Liabilities of $ 26.7 million and $27.3 million at June 30, 2006 and December 31, 2005, respectively were for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $19.4 million of the June 30, 2006 and December 31, 2005 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $2.3 million at June 30, 2006 and December 31, 2005.

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

PATENT INFRINGEMENT CLAIMS

We are a defendant in two lawsuits claiming patent infringement related to some of our laminate flooring products. The plaintiffs have claimed unspecified monetary damages. We are being defended and indemnified by our supplier for costs and potential damages related to the litigation.

During the first quarter of 2006, a favorable settlement of a patent infringement case totaling $8.6 million was recorded within SG&A. This case, in which we were the plaintiff, related to a previously divested business. We received the proceeds in the second quarter of 2006.

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

NOTE 17. EARNINGS PER SHARE

The difference between the average number of basic and diluted common shares outstanding is due to contingently issuable shares.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Armstrong Holdings, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Armstrong Holdings, Inc., and subsidiaries (“the Company”) as of June 30, 2006, the related condensed consolidated statements of earnings for the three and six-month periods ended June 30, 2006 and 2005, and the related condensed consolidated statements of cash flows and shareholders’ equity for the six-month periods ended June 30, 2006 and 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Armstrong Holdings, Inc., and subsidiaries as of December 31, 2005, and the related consolidated statements of earnings, cash flows and shareholders’ equity for the year then ended (not presented herein); and in our report dated February 23, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Our report dated February 23, 2006 contains an explanatory paragraph that states that three of the Company’s domestic subsidiaries, including Armstrong World Industries, Inc., the Company’s major operating subsidiary, filed separate voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court on December 6, 2000, and that the filing under Chapter 11 and the increased uncertainty regarding the Company’s potential asbestos liability raise substantial doubt about the Company’s ability to continue as a going concern.

/s/ KPMG LLP

Philadelphia, Pennsylvania
July 27, 2006

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings

(amounts in millions)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$945.5	$919.0	$1,822.1	$1,759.7
Cost of goods sold	729.2	718.2	1,422.0	1,380.7

Gross profit	216.3	200.8	400.1	379.0

Selling, general and administrative expenses	151.3	167.4	296.2	338.0
Restructuring charges, net	7.8	7.4	10.5	15.6
Equity (earnings) from joint ventures	(15.3)	(10.2)	(27.3)	(18.3)

Operating income	72.5	36.2	120.7	43.7

Interest expense (unrecorded contractual interest of $19.2, $21.6, $38.3, $43.1, respectively)	1.8	2.0	3.7	4.2
Other non-operating expense	0.5	0.3	0.6	0.3
Other non-operating (income)	(2.9)	(2.1)	(4.1)	(4.3)
Chapter 11 reorganization costs, net	6.0	1.0	6.5	3.0

Earnings before income taxes	67.1	35.0	114.0	40.5

Income tax expense	26.9	17.7	45.8	26.4

Net earnings	$40.2	$17.3	$68.2	$14.1

See accompanying notes to condensed consolidated financial statements beginning on page 39.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	Unaudited June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$535.0	$602.2
Accounts and notes receivable, net	398.5	328.8
Inventories, net	557.9	514.5
Deferred income taxes	15.4	15.4
Income tax receivable	18.2	18.2
Other current assets	66.2	82.2

Total current assets	1,591.2	1,561.3
Property, plant and equipment, less accumulated depreciation and amortization of $1,590.3 and $1,562.0, respectively	1,146.0	1,145.3

Insurance receivable for asbestos-related liabilities, noncurrent	91.5	88.8
Prepaid pension costs	483.8	476.9
Investment in affiliates	87.0	67.4
Goodwill, net	143.5	134.2
Other intangibles, net	83.7	68.1
Deferred income taxes, noncurrent	967.4	967.4
Other noncurrent assets	94.9	96.6

Total assets	$4,689.0	$4,606.0

Liabilities and Shareholder’s Equity
Current liabilities:
Short-term debt	$21.8	$14.6
Current installments of long-term debt	3.5	5.4
Accounts payable and accrued expenses	401.5	392.5
Short term amounts due to affiliates	10.1	10.0
Income tax payable	14.5	10.0
Deferred income taxes	0.8	0.8

Total current liabilities	452.2	433.3

Liabilities subject to compromise	4,868.2	4,869.4

Long-term debt, less current installments	12.4	21.5
Postretirement and postemployment benefit liabilities	259.5	258.9
Pension benefit liabilities	229.2	223.7
Other long-term liabilities	81.1	90.0
Deferred income taxes, noncurrent	26.0	21.2
Minority interest in subsidiaries	8.0	7.9

Total noncurrent liabilities	5,484.4	5,492.6

Shareholder’s equity (deficit):
Common stock, $1 par value per share Authorized 200 million shares; issued 51,878,910 shares	51.9	51.9
Capital in excess of par value	172.6	172.6
Reduction for ESOP loan guarantee	(142.2)	(142.2)
Accumulated deficit	(842.6)	(910.8)
Accumulated other comprehensive income	41.2	37.1
Less common stock in treasury, at cost 2006 and 2005 – 11,393,170 shares	(528.5)	(528.5)

Total shareholder’s (deficit)	(1,247.6)	(1,319.9)

Total liabilities and shareholder’s equity	$4,689.0	$4,606.0

See accompanying notes to condensed consolidated financial statements beginning on page 39.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholder’s Equity

(amounts in millions, except per share amounts)

Unaudited

	2006		2005
Common stock, $1 par value:
Balance at beginning of year and June 30	$51.9		$51.9

Capital in excess of par value:
Balance at beginning of year and June 30	$172.6		$172.6

Reduction for ESOP loan guarantee:
Balance at beginning of year and June 30	$(142.2)		$(142.2)

Retained earnings (accumulated deficit):
Balance at beginning of year	$(910.8)		$(1,021.9)
Net earnings for period	68.2	$68.2	14.1	$14.1

Balance at June 30	$(842.6)		$(1,007.8)

Accumulated other comprehensive income:
Balance at beginning of year	$37.1		$42.8
Foreign currency translation adjustments	12.9		(14.6)
Derivative loss, net	(8.3)		(2.9)
Minimum pension liability adjustments	(0.5)		2.3

Total other comprehensive income (loss)	4.1	4.1	(15.2)	(15.2)

Balance at June 30	$41.2		$27.6

Comprehensive income (loss)		$72.3		$(1.1)

Less treasury stock at cost:
Balance at beginning of year and June 30	$(528.5)		$(528.5)

Total shareholder’s (deficit)	$(1,247.6)		$(1,426.4)

See accompanying notes to condensed consolidated financial statements beginning on page 39.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$68.2	$14.1
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation and amortization	68.5	72.0
Fixed asset impairments	0.7	—
Deferred income taxes	8.5	(0.4)
Gain on sale of assets	(17.1)	(0.5)
Equity (earnings) from affiliates, net	(27.3)	(18.5)
Chapter 11 reorganization costs, net	6.5	3.0
Chapter 11 reorganization costs payments	(9.0)	(5.9)
Restructuring charges, net of reversals	10.5	15.6
Restructuring payments	(2.5)	(19.9)
Cash effect of hedging activities	(2.5)	(0.8)
Increase (decrease) in cash from change in:
Receivables	(59.7)	(67.2)
Inventories	(29.8)	5.5
Other current assets	0.8	2.5
Other noncurrent assets	(17.0)	(14.9)
Accounts payable and accrued expenses	1.7	(15.0)
Income taxes payable	4.3	10.2
Other long-term liabilities	(4.9)	(8.0)
Other, net	1.1	(1.4)

Net cash provided by (used for) operating activities	1.0	(29.6)

Cash flow from investing activities:
Purchases of property, plant and equipment and computer software	(49.3)	(54.4)
Purchase of minority interest	(1.5)	—
Acquisitions	(60.5)	—
Distributions from equity affiliates	12.0	11.0
Investment in affiliates	(4.3)	—
Proceeds from the sale of assets	37.8	4.6

Net cash (used for) investing activities	(65.8)	(38.8)

Cash flows from financing activities:
Increase in short-term debt, net	5.3	22.0
Payments of long-term debt	(12.6)	(3.1)
Other, net	0.6	—

Net cash (used for) provided by financing activities	(6.7)	18.9

Effect of exchange rate changes on cash and cash equivalents	4.3	(6.3)

Net (decrease) in cash and cash equivalents	(67.2)	(55.8)
Cash and cash equivalents at beginning of year	602.2	515.9

Cash and cash equivalents at end of period	$535.0	$460.1

See accompanying notes to condensed consolidated financial statements beginning on page 39.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 1. BASIS OF PRESENTATION

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891. Armstrong Holdings, Inc. is a Pennsylvania corporation and the publicly held parent holding company of AWI. Armstrong Holdings, Inc.’s only significant asset and operation is its indirect ownership, through Armstrong Worldwide, Inc. (a Delaware Corporation), of all of the capital stock of AWI. We include separate financial statements for Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries in this report because both companies have public securities that are registered under the Securities Exchange Act of 1934. The differences between the financial statements of Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries are primarily due to transactions that occurred in 2000 related to the formation of Armstrong Holdings, Inc. and to employee compensation-related stock activity. Due to the lack of material differences in the financial statements, when we refer in this document to Armstrong Holdings, Inc. and its subsidiaries as “AHI,” “Armstrong,” “we,” and “us,” we are also effectively referring to AWI and its subsidiaries. We use the term “AWI” when we are referring solely to Armstrong World Industries, Inc.

The accounting policies used in preparing these statements are the same as those used in preparing AHI’s consolidated financial statements for the year ended December 31, 2005, which includes the accounts of AHI and its majority-owned subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in AHI’s Form 10-K for the fiscal year ended December 31, 2005. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

These financial statements are prepared in accordance with generally accepted accounting principles and include management estimates and judgments, where appropriate. Management utilizes estimates to record many items including asbestos-related liabilities and insurance assets, allowances for bad debts, inventory obsolescence and lower of cost or market changes, warranty, workers compensation, general liability and environmental claims. When preparing an estimate, management determines the amount based upon considering relevant information, which may include conferring with outside parties where appropriate. Actual results may differ from these estimates.

Operating results for the second quarter and first six months of 2006 and the corresponding periods of 2005 included in this report are unaudited.

On January 1, 2006, we adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). Prior to January 1, 2006, we used the intrinsic value method for stock-based employee compensation. There would have been no effect on net income if we had applied the fair value recognition provisions of FAS 123R to share-based employee compensation in 2005. See Note 14 for additional information on FAS 123R.

NOTE 2. CHAPTER 11 REORGANIZATION

Proceedings under Chapter 11

On December 6, 2000, AWI, the major operating subsidiary of AHI, filed a voluntary petition for relief (the “Filing”) under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to use the court-supervised reorganization process to achieve a resolution of AWI’s asbestos-related liability. Also filing under Chapter 11 were two of AWI’s wholly-owned subsidiaries, Nitram Liquidators, Inc. (“Nitram”) and Desseaux Corporation of North America, Inc. (“Desseaux”). The Chapter 11 cases are being jointly administered under case number 00-4471 (the “Chapter 11 Case”). Shortly after its commencement, the Chapter 11 Case was assigned to Judge Randall J. Newsome. His appointment as a visiting judge in the

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

District of Delaware ended on December 31, 2003. On January 6, 2004, the Chapter 11 Case was assigned to Judge Judith K. Fitzgerald.

AHI and all of AWI’s other direct and indirect subsidiaries, including Armstrong Wood Products Inc. (formerly Triangle Pacific Corp.), WAVE (AWI’s ceiling grid systems joint venture with Worthington Industries, Inc.), Armstrong Canada, and Armstrong DLW AG, were not a part of the Filing and accordingly, except for any asbestos-related liability that also relates, directly or indirectly, to the pre-Filing activities of AWI, the liabilities, including asbestos-related liability if any, of such companies will not be resolved in AWI’s Chapter 11 Case. See below under “The Asbestos Personal Injury Trust” and Note 16 under “Asbestos-Related Litigation”.

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

Plan of Reorganization and Disclosure Statement

On November 4, 2002, AWI filed a Plan of Reorganization with the Bankruptcy Court. Subsequently, AWI filed several amendments to the plan, along with various exhibits. The Fourth Amended Plan of Reorganization, with certain exhibits, was filed on May 23, 2003 and, as so amended and as modified by modifications filed with the Bankruptcy Court on October 17, 2003, November 10, 2003, December 3, 2004, and February 21, 2006 is referred to in this report as the “POR”. The POR provides for AWI to continue to conduct its existing lines of business with a reorganized capital structure under which, among other things, its existing shares of stock will be cancelled and new common shares and notes will be issued to its unsecured creditors and to a trust, as further discussed below, to be established under the POR for the benefit of AWI’s current and future asbestos-related personal injury claimants, in full satisfaction of their claims against AWI. References in this report to “reorganized Armstrong” are to AWI as it would be reorganized under the POR, and its subsidiaries collectively. The POR excludes AWI’s Nitram and Desseaux subsidiaries, neither of which is material to Armstrong and which are pursuing separate resolutions of their Chapter 11 cases that are expected to result in the winding up of their affairs.

In connection with the vote of creditors on the POR, AWI was required to prepare a disclosure statement concerning its business and the POR, including certain projected financial information assuming an Effective Date of the POR as July 1, 2003, intended to demonstrate to the Bankruptcy Court the feasibility of the POR and AWI’s ability to continue operations upon its emergence from Chapter 11. On May 30,

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

2003, the Bankruptcy Court approved the disclosure statement for distribution to parties in interest in the Chapter 11 Case. The projected financial information included in the disclosure statement was updated in certain respects by information submitted to the Bankruptcy Court in connection with the Bankruptcy Court’s November 2003 hearing on confirmation of the POR. The projected financial information was prepared for the limited purposes of consideration by the Bankruptcy Court, creditors and other parties in interest in the Chapter 11 Case of matters pertinent to the case. As indicated in the disclosure statement, the projected financial information and various estimates of value therein provided should not be regarded as representations or warranties by AWI, AHI or any other person. There is no assurance that any such projection or valuation will be realized. The projected financial information and estimates of value were prepared by AWI and its financial advisors and have not been audited or reviewed by independent accountants. The projections have not been updated on an ongoing basis. At the time they were prepared in 2003, the projections reflected numerous assumptions concerning reorganized Armstrong’s anticipated future performance and with respect to prevailing and anticipated market and economic conditions, which were and remain beyond our control and which may not materialize. Projections are inherently subject to significant and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections may be wrong in a material respect. Actual results have and may vary significantly from those contemplated by the projections.

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

In order for AWI’s plan of reorganization to be confirmed, the U.S. District Court must also issue findings of fact and conclusions of law in support of confirmation of the plan of reorganization, enter or affirm an order confirming the plan of reorganization and issue the “524(g) injunction” (see “Asbestos Personal Injury Trust” below) if it is part of the plan of reorganization. Following procedural delays concerning the status of the prior U.S. District Court judge on AWI’s Chapter 11 Case, the AWI case was assigned to U.S. District Court Judge Eduardo C. Robreno in June 2004. A hearing was held before Judge Robreno on December 15, 2004 to consider the objections to confirmation of the POR. On February 23, 2005, Judge Robreno ruled that the POR could not be confirmed. In the court’s decision, the Judge found that, because the class of unsecured creditors voted to reject the POR, the distribution of warrants to existing equity holders under the POR violated the absolute priority rule.

AWI filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit, which affirmed the District Court’s decision to deny confirmation of the POR on December 29, 2005.

At a status conference before Judge Robreno on February 3, 2006, AWI and the court-authorized representatives of AWI’s creditors and claimants advised the Court that they had agreed on a proposed schedule for a confirmation hearing on a modified POR which would eliminate the provisions regarding distribution of warrants to existing AHI equity holders. AWI filed the modified POR with the Court on February 21, 2006. Under the modified POR, existing AHI equity holders would receive no material distribution and their equity interests would be cancelled. Following the conference, Judge Robreno established a schedule for a U.S. District Court confirmation hearing on the modified POR.

Recent Developments and Next Steps in the Chapter 11 Process

The confirmation hearing commenced on May 23, 2006 and concluded with oral arguments on July 11, 2006. At that hearing, the Court heard testimony and received evidence relating to the Unsecured Creditors Committee’s objection that the modified POR unfairly discriminates against the unsecured

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

creditors, based on the size of the present and future asbestos liability implied by the modified POR. The Judge took the matter under advisement and is expected to issue his decision in the near future.

AWI is also monitoring a proposed asbestos claims litigation reform bill in Congress (see the discussion under “Potential Legislation” in Note 16).

AWI is unable to predict whether the POR, as modified on February 21, 2006, will be confirmed or when AWI would emerge from Chapter 11.

A description of the basic components of the POR, which remain unchanged as modified on February 21, 2006, follows.

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

However, although AWI’s domestic and foreign subsidiaries and other affiliates would be protected parties, asbestos-related personal injury claims against them would be channeled to the Asbestos PI Trust only to the extent such claims directly or indirectly relate to the pre-Filing manufacturing, installation, distribution or other activities of AWI, or AWI’s ownership of the subsidiaries or affiliates (as distinguished from independent activities of the subsidiaries or affiliates). See Note 16 under “Asbestos-Related Litigation.”

In addition, workers’ compensation claims brought against AWI or its subsidiaries or other affiliates would not be channeled to the Asbestos PI Trust and would remain subject to the workers’ compensation process. Workers’ compensation law provides that the employer is responsible for evaluation, medical treatment and lost wages as a result of a job-related injury. Historically, workers’ compensation claims against AWI or its subsidiaries have not been significant in number or amount, and AWI has continued to honor its obligations with respect to such claims during the Chapter 11 Case. Currently, AWI has five pending workers’ compensation claims, and its UK subsidiary has eight employer liability claims involving alleged asbestos exposure.

There also is uncertainty as to proceedings, if any, brought in certain foreign jurisdictions with respect to the effect of the 524(g) injunction in precluding the assertion in such jurisdictions of asbestos-related personal injury claims, proceedings related thereto or the enforcement of judgments rendered in such proceedings.

Management believes neither AWI nor its subsidiaries or other affiliates is subject to asbestos-related personal injury claims that would not be channeled to the Asbestos PI Trust under the POR, which would be material in amount to reorganized Armstrong.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

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

(dollar amounts in millions)

Under the POR, unsecured creditors whose claims (other than claims on debt securities) are less than $10 thousand or who elect to reduce their claims to $10 thousand would be treated as “convenience creditors” and would receive payment of 75% of their allowed claim amount in cash (which payments would reduce the amount of Available Cash).

Under the POR, the existing equity interests in AWI (including all of its outstanding shares of common stock) would be cancelled and the holders of such interests will receive no distribution of any material consideration. As discussed above, the POR was modified on February 21, 2006 to delete the provisions for the distribution of warrants to existing equity holders.

Valuation of Consideration to be Distributed under the POR

Based upon many assumptions (see Disclosure Statement discussion above), to calculate the value of consideration to be distributed, AWI used $2.7 billion as the value of reorganized Armstrong. This is the mid-point of the range of estimated values of $2.4 billion and $3.0 billion that was estimated by AWI and its financial advisors during the third quarter of 2003. AWI’s estimated value of the consideration to be distributed under the POR to the Asbestos PI Trust and holders of allowed unsecured claims is:

•	New common stock at $30 a share, which is the approximate mid-point of the range of estimated values of $24.66 and $35.30 per share, assuming a distribution of 56.4 million shares of new common stock to holders of unsecured claims and the Asbestos PI Trust;

•	Plan Notes in the aggregate principal amount of $775 million, that are worth their face value; and

•	Available Cash of approximately $350 million that AWI expects to have.

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

AHI Dissolution

Upon implementation of the POR, all current stock of AWI would be cancelled and AHI would no longer have any ownership interest in reorganized AWI. Since the POR as modified on February 21, 2006 no longer provides for warrants of reorganized AWI to go to AHI, it is expected that AHI will then have no material assets to be distributed to AHI shareholders, and will dissolve. The POR provides that AWI would pay the costs incurred in connection with administering AHI’s dissolution.

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

Bar Date for Filing Claims

The Bankruptcy Court established August 31, 2001 as the bar date for all claims against AWI except for asbestos-related personal injury claims and certain other specified claims. A bar date is the date by which claims against AWI must be filed if the claimants wish to participate in any distribution in the Chapter 11 Case. A bar date for asbestos-related personal injury claims (other than claims for contribution, indemnification, or subrogation) was rendered unnecessary under the terms of the POR, which defers the filings of such claims until the Asbestos PI Trust is established to administer such claims.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Approximately 4,900 proofs of claim (including late-filed claims) totaling approximately $6.4 billion, alleging a right to payment from AWI, were filed with the Bankruptcy Court in response to the August 31, 2001 bar date. The disposition of these claims under the POR is discussed below. AWI continues the process of investigating and resolving these claims. The Bankruptcy Court will ultimately determine the claims and related liability amounts that will be allowed as part of the Chapter 11 process if the parties cannot agree.

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

Approximately 1,100 proofs of claim totaling approximately $1.3 billion are pending with the Bankruptcy Court that are associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI’s participation in the Center for Claims Resolution. As stated above, the bar date of August 31, 2001 did not apply to asbestos-related personal injury claims other than claims for contribution, indemnification, or subrogation. The POR contemplates that all AWI asbestos-related personal injury claims, including claims for contribution, indemnification, or subrogation, will be addressed in the future pursuant to the procedures relating to the Asbestos PI Trust developed in connection with the POR. See further discussion regarding AWI’s liability for asbestos-related matters in Note 16.

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

Financing

AWI has a $75.0 million debtor-in-possession (“DIP”) credit facility that is limited to issuances of letters of credit. This facility is scheduled to mature on December 8, 2006. As of June 30, 2006, AWI had approximately $43.5 million in letters of credit, which were issued pursuant to the DIP Facility. As of June 30, 2006, AWI had $282.8 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. AWI believes that cash on hand and generated from operations and dividends from its subsidiaries, together with subsidiary lines of credit and the DIP Facility, will be adequate to address its foreseeable liquidity needs. Obligations under the DIP Facility, including reimbursement of draws under the letters of credit, if any, constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact

AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying consolidated financial statements.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Pursuant to SOP 90-7, AWI is required to segregate pre-Filing liabilities that are subject to compromise and report them separately on the balance sheet. See Note 4 for detail of the liabilities subject to compromise at June 30, 2006 and December 31, 2005. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s pre-Filing debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of AWI subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI’s estimated liability for asbestos-related personal injury claims is also recorded in liabilities subject to compromise. See Note 16 for further discussion of AWI’s asbestos liability.

Additional pre-Filing claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities through June 2006 and 2005:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Professional fees	$10.7	$3.3	$15.9	$7.1
Interest income, post-Filing	(4.7)	(2.4)	(9.4)	(4.3)
Adjustments to pre-Filing liabilities	—	0.1	—	0.1
Other expense directly related to bankruptcy, net	—	—	—	0.1

Total Chapter 11 reorganization costs, net	$6.0	$1.0	$6.5	$3.0

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 3. SEGMENT RESULTS

	Three Months Ended June 30,		Six Months Ended June 30,
Net sales to external customers	2006	2005	2006	2005
Resilient Flooring	$305.3	$317.6	$589.1	$602.5
Wood Flooring	222.6	214.6	427.8	404.7
Textiles and Sports Flooring	71.5	68.8	136.3	131.7
Building Products	287.4	262.7	555.3	516.3
Cabinets	58.7	55.3	113.6	104.5

Total sales to external customers	$945.5	$919.0	$1,822.1	$1,759.7

	Three Months Ended June 30,		Six Months Ended June 30,
Segment operating income (loss)	2006	2005	2006	2005
Resilient Flooring	$17.6	$(3.9)	$14.2	$(13.5)
Wood Flooring	18.2	19.9	29.7	28.7
Textiles and Sports Flooring	(9.6)	(0.5)	(9.1)	(6.4)
Building Products	53.2	37.6	93.2	72.9
Cabinets	2.1	(3.3)	2.3	(9.2)
Unallocated Corporate (expense)	(9.0)	(13.6)	(9.6)	(28.8)

Total consolidated operating income	$72.5	$36.2	$120.7	$43.7

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Segment operating income	$72.5	$36.2	$120.7	$43.7
Interest expense	1.8	2.0	3.7	4.2
Other non-operating expense	0.5	0.3	0.6	0.3
Other non-operating income	(2.9)	(2.1)	(4.1)	(4.3)
Chapter 11 reorganization costs, net	6.0	1.0	6.5	3.0

Earnings before income taxes	$67.1	$35.0	$114.0	$40.5

	June 30,	December 31,
Segment assets	2006	2005
Resilient Flooring	$693.2	$675.9
Wood Flooring	728.9	646.4
Textiles and Sports Flooring	223.7	196.6
Building Products	657.2	613.2
Cabinets	102.6	99.1

Total segment assets	2,405.6	2,231.2
Assets not assigned to segments	2,283.4	2,374.8

Total consolidated assets	$4,689.0	$4,606.0

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 4. LIABILITIES SUBJECT TO COMPROMISE

As a result of AWI’s Chapter 11 filing (see Note 2), pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of our subsidiaries that are not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI’s asbestos liability is also recorded in liabilities subject to compromise. See Note 2 for further discussion on how the Chapter 11 process may address AWI’s liabilities subject to compromise and Note 16 for further discussion of AWI’s asbestos liability.

Liabilities subject to compromise at June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006	December 31, 2005
Debt (at face value)(1)	$1,388.6	$1,388.6
Asbestos-related liability	3,190.6	3,190.6
Prepetition trade payables	58.1	58.1
Prepetition other payables and accrued interest	68.5	69.7
Amounts due to affiliates	4.7	4.7
ESOP loan guarantee	157.7	157.7

Total liabilities subject to compromise	$4,868.2	$4,869.4

(1)	In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $19.2 million and $38.3 million in the second quarter and first six months of 2006, respectively, and $21.6 million and $43.1 million in the second quarter and first six months of 2005, respectively.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

NOTE 5. ACQUISITIONS

On April 3, 2006, we purchased certain assets and assumed certain liabilities of HomerWood, Inc., a hardwood flooring company. On May 1, 2006 we purchased certain assets and assumed certain liabilities of Capella Engineered Wood, LLC, a hardwood flooring company, and of its parent company, Capella, Inc. The combined purchase price of these acquisitions was $62.0 million. Both acquisitions were financed from existing cash balances. Both investments will expand Armstrong’s wood flooring product offerings. The acquisitions have been accounted for under the purchase method of accounting in the second quarter of 2006. Preliminary allocation of the purchase price to the fair value of tangible and identifiable intangible assets acquired in each transaction has been completed. Adjustments may be recorded in future periods as the allocations are finalized.

NOTE 6. INVENTORIES

	June 30, 2006	December 31, 2005
Finished goods	$385.4	$339.1
Goods in process	48.2	44.6
Raw materials and supplies	194.7	194.4
Less LIFO and other reserves	(70.4)	(63.6)

Total inventories, net	$557.9	$514.5

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 7. NATURAL GAS HEDGES

We purchase natural gas for use in the manufacture of ceiling tiles and other products and to heat many of our facilities. As a result, we are exposed to movements in the price of natural gas. We have a policy of reducing short term cost volatility by purchasing natural gas forward contracts, purchased call options, and zero-cash collars. These instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying products are sold. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The fair value of these cash flow hedges at June 30, 2006 was a $6.6 million asset compared to an $18.7 million asset at December 31, 2005, due to the price of natural gas decreasing during the year.

NOTE 8. EQUITY INVESTMENTS

Investments in affiliates of $87.0 million at June 30, 2006 reflected the equity interest in our 50% investment in the WAVE joint venture and our 50% investment in a China hardwood flooring joint venture. Both joint ventures are accounted for under the equity method of accounting. The balance increased $19.6 million from December 31, 2005 primarily due to our equity interest in WAVE’s earnings. Condensed income statement data for WAVE is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$98.5	$79.8	$177.5	$152.4
Gross profit	36.3	25.3	65.3	46.0
Net earnings	30.7	20.4	54.7	36.5

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

As of January 1, 2006, we had goodwill of $134.2 million. Goodwill is required to be tested for impairment at least annually. We perform our annual assessment in the fourth quarter.

The following table represents the change in goodwill for the first six months of 2006.

Goodwill by segment	January 1, 2006	Goodwill acquired	Adjustments, net(1)	Impairments	June 30, 2006
Wood Flooring	$108.2	$8.6	—	—	$116.8
Building Products	13.4	—	$0.7	—	14.1
Cabinets	12.6	—	—	—	12.6

Total consolidated goodwill	$134.2	$8.6	$0.7	—	$143.5

(1)	Consists of the effects of foreign exchange

We recognized $8.6 million of goodwill, $11.0 million of trademarks and $10.0 million of customer relationships during the second quarter of 2006 related to acquisitions. See Note 5 for further discussion of the acquisitions.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

The following table details amounts related to AHI’s intangible assets as of June 30, 2006 and December 31, 2005.

	June 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Computer software	$104.3	$74.1	$102.1	$66.7
Customer relationships	10.0	0.3	—	—
Land use rights and other	4.6	1.2	4.5	1.1

Total	$118.9	$75.6	$106.6	$67.8

Unamortized intangible assets
Trademarks and brand names	$40.4		$29.3

Other intangible assets, gross	$159.3		$135.9

Aggregate Amortization Expense
For the six months ended June 30, 2006		$8.9
For the six months ended June 30, 2005		$8.6

NOTE 10. RESTRUCTURING AND OTHER ACTIONS

Net restructuring charges of $10.5 million and $15.6 million were recorded in the first six months of 2006 and 2005, respectively. These charges are summarized in the following table:

	Net Charge/(Reversal)				Segment
	Three Months Ended June 30,		Six Months Ended June 30,
Action Title	2006	2005	2006	2005
Lancaster Plant	$7.7	$4.3	$10.0	$11.1	Resilient Flooring
Hoogezand	0.1	3.0	0.5	4.0	Building Products
North America SG&A	—	—	—	(0.1)	Resilient Flooring
Morristown	—	0.1	—	0.3	Cabinets
Searcy	—	—	—	0.1	Wood Flooring
Oss	—	—	—	0.2	Textiles & Sports Flooring

Total	$7.8	$7.4	$10.5	$15.6

Lancaster Plant: These charges related to the fourth quarter 2004 decision to cease commercial flooring production at Lancaster in 2006. Commercial flooring production requirements are being serviced in part by our other facilities around the world. Of the $10.0 million and $11.1 million charges in 2006 and 2005, $8.8 million and $10.3 million, respectively, are non-cash charges related to termination benefits to be paid through the U.S. pension plan. The other $1.2 million in 2006 and $0.8 million in 2005 are comprised of severance and related costs. We have incurred $27.3 million of severance and pension related restructuring charges to-date. We do not expect to incur any additional restructuring charges for severances and pension benefits in the remainder of 2006. Additionally, we recorded $0.3 million and $3.7 million of accelerated depreciation in 2006 and 2005, respectively, in cost of goods sold. We also recorded $7.7 million and $1.8 million of other related costs in 2006 and 2005, respectively, in cost of goods sold and $1.2 million in SG&A in 2006. We expect to incur approximately $2 million of other related costs in cost of good sold, and approximately $6 million in SG&A in the remainder of 2006. Further, we realized a gain of $14.3 million in SG&A in the second quarter of 2006 from the sale of a warehouse which became available as a result of this initiative.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Hoogezand: These charges are related to the first quarter 2004 decision to close the manufacturing facility and are comprised of severance and related costs. Closure of the plant was completed in the first quarter of 2005. The production was transferred to another Building Products location in Münster, Germany and resulted in a net reduction of approximately 72 positions. We have incurred restructuring charges of $17.7 million to-date, and expect to incur an additional $0.3 million in the remainder of 2006. Additionally, we recorded $0.5 million of accelerated depreciation in cost of goods sold in the first six months of 2005, and $0.1 million and $0.5 million of other related costs in cost of goods sold in the first six months of 2006 and 2005, respectively.

North America SG&A: The net reversal of $0.1 million in 2005 comprised certain severance accruals that were no longer necessary in the remaining accruals recorded in 2004 for severance and related costs due to a restructuring of the sales force and management structure in North America in response to changing market conditions. This initiative was announced in the fourth quarter of 2004 and was completed in the second quarter of 2005. We incurred project-to-date restructuring charges of $5.2 million and do not expect to incur any additional charges.

Morristown: The charge related to the fourth quarter 2004 decision to close a plant in Tennessee in the first quarter of 2005. Manufacturing was consolidated at two existing plants in the United States. We incurred project-to-date restructuring charges of $0.4 million of severance related charges and $0.4 million of related shutdown costs and do not expect to incur additional costs. Additionally, we recorded $0.1 million of accelerated depreciation and $0.8 million of other related costs in 2005, both in cost of goods sold.

Searcy: The charge related to the fourth quarter 2004 decision to cease production at a solid hardwood flooring location in Arkansas in the first quarter of 2005 and was comprised of estimated severance benefits and related costs. We continue to manufacture solid wood flooring at other plants across the United States. We incurred $0.9 million of restructuring charges for the project-to-date and do not expect to incur any additional charges. Additionally, in the second quarter of 2006, we recorded an asset impairment charge of $0.7 million in cost of goods sold related to property, plant and equipment at this site.

Oss: The charge was recorded to reflect shutdown costs related to a plant closure in The Netherlands. The related severance charges were recorded during the third quarter of 2003 when the plant closure was announced. We continue to manufacture carpet at other plants across Europe. We incurred $4.9 million of restructuring charges to-date and do not expect to incur any additional costs in the future.

The following table summarizes activity in the restructuring accruals for the first six months of 2006 and 2005.

	Beginning Balance	Cash Payments	Net Charges	Other	Ending Balance
2006	$8.8	$(2.5)	$1.7	$0.3	$8.3
2005	24.8	(19.9)	5.3	(0.9)	9.3

The amount in “other” for 2006 and 2005 is related to the effects of foreign currency translation.

Of the June 30, 2006 and 2005 ending balances, $1.3 million is reported in liabilities subject to compromise.

Substantially all of the remaining balance of the restructuring accrual as of June 30, 2006 relates to a noncancelable operating lease, which extends through 2017, and severance for terminated employees with extended payouts, the majority of which will be paid in 2006.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 11. INCOME TAX EXPENSE

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Earnings from continuing operations before income taxes	$67.1	$35.0	$114.0	$40.5
Income tax expense	26.9	17.7	45.8	26.4
Effective tax rate	40.1%	50.6%	40.2%	65.2%

The primary factor for the reduction in the second quarter and six month effective tax rates was the impact of permanent tax differences related to higher earnings before income taxes in 2006 compared to the same periods for 2005. The remaining differences in the effective tax rate resulted from the lower unbenefitted foreign losses during 2006 compared to 2005, the tax benefits recorded during 2006 for foreign exchange and for the release of certain income tax contingencies related to expiring statutes of limitation and favorable audit settlements for state income tax issues in 2006.

NOTE 12. PENSIONS

Following are the components of net periodic benefit costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$4.6	$6.1	$9.1	$12.3
Interest cost on projected benefit obligation	23.1	23.9	46.3	47.9
Expected return on plan assets	(40.5)	(39.5)	(81.0)	(79.0)
Amortization of prior service cost	2.2	4.2	4.4	8.3
Recognized net actuarial loss	0.5	0.4	0.9	0.8

Net periodic pension (credit)	$(10.1)	$(4.9)	$(20.3)	$(9.7)

Retiree Health and Life Insurance Benefits
Service cost of benefits earned	$0.6	$0.7	$1.2	$1.4
Interest cost on projected benefit obligation	4.9	5.2	9.9	10.3
Amortization of prior service benefit	(1.6)	(1.4)	(3.2)	(2.8)
Recognized net actuarial loss	3.1	3.0	6.2	6.0

Net periodic postretirement benefit cost	$7.0	$7.5	$14.1	$14.9

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Non-U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$2.7	$2.6	$5.3	$5.2
Interest cost on projected benefit obligation	5.2	5.5	10.3	11.2
Expected return on plan assets	(3.8)	(4.0)	(7.6)	(8.1)
Amortization of transition obligation	(0.1)	(0.1)	(0.1)	(0.1)
Amortization of prior service cost	0.2	0.1	0.4	0.1
Recognized net actuarial loss	0.7	0.5	1.4	1.0

Net periodic pension cost	$4.9	$4.6	$9.7	$9.3

In addition, we recorded a separate charge in the second quarter of 2006 of $8.5 million for a non-cash curtailment and settlement loss related to the transfer of a non-U.S. defined benefit plan to a multiemployer industry plan.

NOTE 13. PRODUCT WARRANTIES

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. Generally, the terms of these warranties range up to 25 years and provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The increase in the current year warranty accruals in 2006 compared to 2005 related primarily to a revision of certain assumptions used in prior periods when estimating the accrual for the Wood Flooring segment. The following table summarizes the activity for the accrual of product warranties for the first six months of 2006 and 2005:

	2006	2005
Balance at January 1	$21.1	$22.6
Reductions for payments	(16.7)	(17.8)
Current year warranty accruals	21.1	17.6
Preexisting warranty accrual changes	(0.1)	(0.2)
Acquisitions	0.7	—
Effects of foreign exchange translation	0.4	(0.9)

Balance at June 30	$26.5	$21.3

NOTE 14. SHARE-BASED COMPENSATION PLANS

On January 1, 2006, we adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which requires all share-based payment transactions to be recognized in the financial statements using a fair-value method of accounting. This statement replaced FASB Statement No. 123 and superseded APB Opinion No. 25. Prior to January 1, 2006, we used APB Opinion No. 25’s intrinsic value method for stock-based employee compensation.

We used the modified prospective method of adopting FAS 123R, which does not require restatement of prior periods. There was no impact of adoption of the new standard because all of our outstanding stock options are fully vested.

Awards under the 1993 Long-Term Stock Incentive Plan (“1993 Plan”) were made in the form of stock options, stock appreciation rights in conjunction with stock options, performance restricted shares and restricted stock awards. No additional awards may be issued under the 1993 Plan.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

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

All three of the plans discussed above will most likely be terminated upon AWI emerging from Chapter 11. No equity based compensation has been granted since AWI filed for relief under Chapter 11 in December 2000, other than commitments entered into prior to the Chapter 11 filing.

Options were granted to purchase shares at prices not less than the closing market price of the shares on the dates the options were granted. The options generally became exercisable in one to three years and expire 10 years from the date of grant. There have been no stock options granted since 2001.

Changes in option shares outstanding (thousands except for share price and life)	Option Shares	Weighted-average exercise price	Weighted- average remaining contractual life
Option shares outstanding at January 1, 2006	1,987.3	$27.97
Options granted	—	—
Option shares exercised	—	—
Options cancelled	(200.4)	57.73

Option shares outstanding at June 30, 2006	1,786.9	$24.63	3.51

Option shares exercisable at June 30, 2006	1,786.9	$24.63	3.51

Shares available for grant	5,015.8

The intrinsic value of the shares outstanding and exercisable at June 30, 2006 was $0, as the exercise price of all options exceeded the market price of the stock on that date.

Restricted stock awards were used for the purposes of recruitment, special recognition and retention of key employees. No award of restricted stock shares has been granted since 2000. As of June 30, 2006, there were 112,377 restricted shares of common stock outstanding with 596 accumulated dividend equivalent shares.

NOTE 15. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2006	2005
Interest paid	$0.6	$1.0
Income taxes paid, net	$33.0	$17.2

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 16. LITIGATION AND RELATED MATTERS

ASBESTOS-RELATED LITIGATION

(Note: Particular documents referred to in this section are available at www.armstrongplan.com)

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

During 2003, AWI and the other parties in its Chapter 11 Case reached agreement on a plan of reorganization that addresses how all of AWI’s pre-Filing liabilities are to be settled. Several amendments to the plan of reorganization were filed, culminating in the Fourth Amended Plan of Reorganization filed with the Bankruptcy Court on May 23, 2003, which was modified by modifications filed with the Bankruptcy Court on October 17, 2003, November 10, 2003, December 3, 2004, and February 21, 2006, and is referred to in this report as the “POR”.

Before a plan of reorganization may be implemented by AWI, it must be confirmed by order of both the Bankruptcy Court and the U.S. District Court. In addition, consummation of a plan of reorganization may be subject to the satisfaction after confirmation of certain conditions, as provided by the plan of reorganization. On November 17 and 18, 2003, the Bankruptcy Court held a hearing on confirmation of the POR and on December 19, 2003, issued proposed findings of fact and conclusions of law and a proposed order confirming the POR, notwithstanding the rejection of the POR by the class of unsecured creditors. On December 29, 2003, the Unsecured Creditors’ Committee filed an objection to the Bankruptcy Court’s proposed findings of fact and conclusions of law and the proposed order of confirmation of the POR. On February 23, 2005, the U.S. District Court Judge Eduardo C. Robreno ruled that the POR, in its current form, could not be confirmed. In the court’s decision, the Judge found that, because the class of unsecured creditors voted to reject the POR, the distribution of warrants to existing equity holders under the POR violated the absolute priority rule. AWI filed a Notice of Appeal to the U.S.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Court of Appeals for the Third Circuit on March 4, 2005. On December 29, 2005, the U.S. Court of Appeals affirmed the District Court’s decision to deny confirmation of the POR.

At a status conference before Judge Robreno on February 3, 2006, AWI and the court-authorized representatives of AWI’s creditors and claimants advised the Court that they had agreed on a proposed schedule for a confirmation hearing on a modified POR which would eliminate the provisions regarding distribution of warrants to existing AHI equity holders. AWI filed the modified POR with the Court on February 21, 2006. Under the modified POR, existing AHI equity holders would receive no material distribution and their equity interests would be cancelled. Following the conference, Judge Robreno established a schedule for a U.S. District Court confirmation hearing on the modified POR. The confirmation hearing commenced on May 23, 2006 and concluded with oral arguments on July 11, 2006. At that hearing, the Court heard testimony and received evidence relating to the Unsecured Creditors Committee’s objection that the modified POR unfairly discriminates against the unsecured creditors, based on the size of the present and future asbestos liability implied by the modified POR. The Judge took the matter under advisement and is expected to issue his decision in the near future.

AWI is also monitoring a proposed asbestos claims litigation reform bill in Congress. See Note 2 for further discussion of AWI’s Chapter 11 process.

AWI is unable to predict whether the POR as modified on February 21, 2006 will be confirmed or when AWI would emerge from Chapter 11.

A description of the basic components of the POR, which remain unchanged as modified on February 21, 2006, follows.

Basic Components of the POR

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

In addition, workers’ compensation claims brought against AWI or its subsidiaries or other affiliates would not be channeled to the Asbestos PI Trust and would remain subject to the workers’ compensation

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

process. Historically, workers’ compensation claims against AWI and its subsidiaries have not been significant in number or amount and AWI has continued to honor its obligations with respect to such claims during the Chapter 11 Case. Workers’ compensation law provides that the employer is responsible for evaluation, medical treatment and lost wages as a result of a job-related injury. Currently, AWI has five pending workers’ compensation claims, and its UK subsidiary has eight employer liability claims involving alleged asbestos exposure.

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

Potential Legislation

On May 26, 2006 asbestos personal injury claims reform legislation was re-introduced, as the FAIR Act of 2006 (S.3274), to the United States Senate. There is uncertainty as to whether this bill or any asbestos reform proposal will become law, and what impact there might be on AWI’s Chapter 11 Case.

If legislation as currently proposed is enacted into law prior to AWI implementing a confirmed plan of reorganization, AWI’s asbestos liability would likely be materially reduced from the $3.2 billion amount currently recorded, but its size would depend on AWI’s payment obligations under the law and the present value of those obligations. In such event, AWI would seek to develop a new plan of reorganization based on a re-evaluation of the then value of AWI’s assets and ongoing businesses, the amount of allowed unsecured claims against AWI (including any post-petition interest that may be allowed on such claims, as to which no amount is currently recorded in AWI’s liabilities subject to compromise), the amount AWI would be required to pay under the enacted legislation, and other factors. Under the absolute priority rule applicable in Chapter 11, AWI’s shareholder would not be entitled to any recovery until the allowed claims of all of its creditors have been satisfied. We do not know enough today to predict the likely terms of a reorganization plan that may be feasible under such circumstances, or if such reorganization would result in existing AHI shareholders receiving or retaining any equity value in AWI upon AWI’s emergence from Chapter 11.

Asbestos-Related Liability

Based upon events through early March 2003, specifically the parties’ agreement on the basic terms of the POR’s treatment of AWI’s asbestos-related liabilities, management concluded that it could reasonably estimate its probable liability for AWI’s current and future asbestos-related personal injury claims. Accordingly, in the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase the balance sheet liability. The recorded asbestos-related liability for personal injury claims of approximately $3.2 billion at March 31, 2006 and December 31, 2005, which was treated as subject to compromise, represents the estimated amount of liability that is implied based upon the negotiated resolution reflected in the POR, the total consideration expected to be paid to the Asbestos PI Trust pursuant to the POR and an assumption for this purpose that the recovery value percentage for the allowed claims of the Asbestos PI Trust is equal to the estimated recovery value percentage for the allowed non-asbestos unsecured claims.

AWI is unable to predict whether the modified POR will be confirmed, or when AWI would emerge from Chapter 11. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded asbestos-related liability are possible and could be material to AWI’s financial position and the results of its operations. Management will continue to

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

review the recorded liability in light of future developments in the Chapter 11 Case and with respect to any legislation, and will make changes to the recorded liability if and when it is appropriate.

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

The issue of shared coverage with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) has been resolved through a court-approved settlement by AWI, ACandS and the insurer, whereby AWI expects to receive net proceeds of $7 million during the third quarter of 2006. As part of the settlement, ACandS’s remaining limits for shared coverage will be assigned to AWI.

Insurance Asset

An insurance asset in respect of asbestos claims in the amount of $98.6 million was recorded as of June 30, 2006 and December 31, 2005. The total amount recorded reflects AWI’s belief that insurance proceeds will be recovered in this amount, based upon AWI’s success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance, in our opinion, is either available through settlement or probable of recovery through negotiation or litigation. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Approximately $79 million of the $98.6 million asset is determined from agreed coverage in place. Of the $98.6 million, approximately $7 million has been recorded as a current asset as of June 30, 2006 reflecting management’s estimate of the minimum insurance payments to be received in the next 12 months.

Many uncertainties remain in the insurance recovery process; therefore, AWI did not increase the estimated insurance recovery asset in the first six months of 2006.

Cash Flow Impact

As a result of the Chapter 11 Filing, AWI has not made any payments for asbestos-related personal injury claims since the fourth quarter of 2000. Additionally, AWI did not receive any asbestos-related insurance recoveries during 2005 or during the first six months of 2006. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements. Management estimates that the timing of future cash recoveries of the recorded asset may extend beyond 10 years.

Conclusion

Many uncertainties continue to exist about the matters impacting AWI’s asbestos-related liability and insurance asset. These uncertainties include when and if a plan of reorganization will be confirmed by the Bankruptcy Court and the U.S. District Court, the impact of any potential legislation, and the financial condition of AWI’s insurance carriers.

Additionally, if the POR is confirmed, AWI is unable to predict when it will be implemented. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded liability and insurance asset are possible and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability and insurance asset in light of future developments in the Chapter 11 Case and with respect to any legislation, and will make changes to the recorded amounts if and when it is appropriate.

ENVIRONMENTAL MATTERS

Environmental Expenditures

Most of our manufacturing and certain of our research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. We make expenditures necessary for compliance with applicable environmental requirements at our operating facilities.

As a result of continuous changes in regulatory requirements, we cannot predict with certainty future expenditures associated with compliance with environmental requirements. The United States Environmental Protection Agency (“EPA”) has promulgated a new regulation pursuant to the Clean Air Act that may impact our domestic manufacturing operations. That regulation, The National Emission Standards for Hazardous Air Pollutants for Industrial, Commercial, and Institutional Boilers and Process Heaters Act, became effective in November, 2004, and requires compliance by September 13, 2007. While we are finalizing our review of this regulation, adoption of this regulation is not expected to have a material impact on our consolidated results of operations or financial condition.

Environmental Remediation

Summary

We are involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and similar state “Superfund” laws at 31 sites. In most cases, we are one of many potentially responsible parties (“PRPs”) which have potential liability for the required investigation and remediation of each site and which, in some cases, have agreed to jointly fund that required

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

investigation and remediation. With regard to some sites, however, we dispute the liability, the proposed remedy or the proposed cost allocation among the PRPs. We may have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.

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

Specific Events

AWI has been working to resolve as many of its environmental liabilities through its Chapter 11 Case as possible. AWI has entered into a global environmental settlement with the Department of Justice (“DOJ”) and the EPA with respect to CERCLA liability at 37 sites. Pursuant to the proposed Settlement Agreement, the federal government would covenant not to sue AWI for either monetary or injunctive relief under CERCLA at 19 of these sites, in exchange for an allowed claim amount in the bankruptcy with

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

respect to known claims concerning sites that AWI does not own or operate. Under the settlement, AWI also has contribution protection under CERCLA with respect to private party claims at the sites at which the government receives an allowed claim. Additionally, AWI has the benefit of discharge both at the 19 sites for which the government receives an allowed claim and at an additional 18 sites identified in the Settlement Agreement. At an additional site, AWI will continue to participate in the cleanup under a previously approved Consent Decree. The EPA Settlement Approval Order was entered by the Bankruptcy Court in October 2005. In accordance with this global settlement becoming effective, the EPA proof of claim has been amended to assert a claim in the amount of $8.7 million. This amount includes the $7.8 million that AWI and EPA agreed upon with respect to the Peterson Puritan site. In connection with the global settlement, AWI filed a motion with the Bankruptcy Court on January 11, 2006, objecting to claims asserted by certain PRPs and requesting the Court enter an order disallowing such claims. On February 21, 2006 the Court issued its order disallowing such claims.

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

A foreign subsidiary of AWI sold a manufacturing facility in 1990, which was prior to AWI’s acquisition of the subsidiary. Under the terms of the sales agreement, an environmental indemnification was provided to the buyer of the facility. During the third quarter of 2005, the facility owner discovered additional areas of soil contamination that require additional remediation. Accordingly, a $3.1 million charge was recorded within SG&A expense to increase our probable liability. As additional sampling efforts and meetings with local government authorities continue, further increases to our recorded liability are possible.

Summary of Financial Position

Liabilities of $ 26.7 million and $27.3 million at June 30, 2006 and December 31, 2005, respectively were for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $19.4 million of the June 30, 2006 and December 31, 2005 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $2.3 million at June 30, 2006 and December 31, 2005.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

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

PATENT INFRINGEMENT CLAIMS

We are a defendant in two lawsuits claiming patent infringement related to some of our laminate flooring products. The plaintiffs have claimed unspecified monetary damages. We are being defended and indemnified by our supplier for costs and potential damages related to the litigation.

During the first quarter of 2006, a favorable settlement of a patent infringement case totaling $8.6 million was recorded within SG&A. This case, in which we were the plaintiff, related to a previously divested business. We received the proceeds in the second quarter of 2006.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891. Armstrong Holdings, Inc. is a Pennsylvania corporation and the publicly held parent holding company of AWI. Armstrong Holdings, Inc.’s only significant asset and operation is its indirect ownership, through Armstrong Worldwide, Inc. (a Delaware Corporation), of all of the capital stock of AWI. We include separate financial statements for Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries in this report because both companies have public securities that are registered under the Securities Exchange Act of 1934 (the “Securities Exchange Act”). The differences between the financial statements of Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries are primarily due to transactions that occurred in 2000 related to the formation of Armstrong Holdings, Inc. and to employee compensation-related stock activity. The following discussion and analysis pertains to both Armstrong Holdings, Inc. and its subsidiaries and Armstrong World Industries, Inc. and its subsidiaries due to the lack of material differences in the financial statements, as explained in Note 1 of the Condensed Consolidated Financial Statements. Due to the lack of material differences in the operations, when we refer in this document to Armstrong Holdings, Inc. and its subsidiaries as “AHI,” “Armstrong,” “we” and “us,” we are also effectively referring to AWI and its subsidiaries. We use the term “AWI” when we are referring solely to Armstrong World Industries, Inc.

This discussion should be read in conjunction with the financial statements and the accompanying notes included elsewhere in this Form 10-Q. This discussion contains forward-looking statements based on our current expectations, which are inherently subject to risks and uncertainties. Actual results and the timing of certain events may differ significantly from those referred to in such forward-looking statements. We undertake no obligation beyond what is required under applicable securities law to publicly update or revise any forward-looking statement to reflect current or future events or circumstances, including those set forth in the section entitled “Uncertainties Affecting Forward-Looking Statements” and elsewhere in this Form 10-Q.

References to performance excluding the translation effect of changes in foreign exchange rates are non-GAAP measures. We believe that this information improves the comparability of business performance by excluding the impacts of changes in foreign exchange rates when translating comparable foreign currency amounts. We calculate the translation effect of foreign exchange rates by applying the current year’s foreign exchange rates to the equivalent period’s foreign currency amounts as reported in the prior year. We believe that this non-GAAP reference provides a clearer picture of our operating performance. Furthermore, management evaluates the performance of the businesses excluding the effects of foreign exchange rates.

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

OVERVIEW

We are a leading global producer of flooring products and ceiling systems for use primarily in the construction and renovation of residential, commercial and institutional buildings. Through our United States (“U.S.”) operations and U.S. and international subsidiaries, we design, manufacture and sell flooring products (resilient, wood, carpeting and sports flooring) and ceiling systems (primarily mineral fiber, fiberglass and metal) around the world. We also design, manufacture and sell kitchen and bathroom cabinets in the U.S. We own and operate 43 manufacturing plants in 12 countries, including 26 plants located throughout the United States. Through WAVE, our joint venture with Worthington Industries, Inc., we also have an interest in 7 additional plants in 5 countries that produce suspension system (grid) products for our ceiling systems.

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

On December 6, 2000, AWI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to use the court-supervised reorganization process to achieve a resolution of its asbestos liability. Also filing under Chapter 11 were two of AWI’s wholly-owned subsidiaries, Nitram Liquidators, Inc. and Desseaux Corporation of North America, Inc. The Chapter 11 cases are being jointly administered under case number 00-4471 (the “Chapter 11 Case”). AWI is operating its business and managing its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. See Note 2 of the Condensed Consolidated Financial Statements for information on the Chapter 11 Case and Note 16 of the Condensed Consolidated Financial Statements for information on asbestos litigation.

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

Wood Flooring — produces and sources wood flooring products for use in new residential construction and renovation, with some commercial applications in stores, restaurants and high-end offices. The product offering includes solid wood (predominantly pre-finished), engineered wood floors in various wood species (with oak being the primary species of choice) and related accessories. Virtually all of our Wood Flooring’s sales are in North America. Our Wood Flooring products are generally sold to independent wholesale flooring distributors and large home centers under the brand names Bruce®, Hartco®, Robbins®, Timberland™, Armstrong™, HomerWood® and Capella®.

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

Building Products — produces suspended mineral fiber, soft fiber and metal ceiling systems for use in commercial, institutional and residential settings. In addition, our Building Products segment sources complementary ceiling products. Our products are available in numerous colors, performance characteristics and designs, and offer attributes such as acoustical control, rated fire protection and aesthetic appeal. Commercial ceiling materials and accessories are sold to ceiling systems contractors and to resale distributors. Residential ceiling products are sold primarily in North America through wholesalers and retailers (including large home centers). Suspension system (grid) products manufactured by WAVE are sold by both Armstrong and our WAVE joint venture.

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

See Note 3 of the Condensed Consolidated Financial Statements for additional financial information on our reportable segments.

Financial highlights for the second quarter and first six months:

			Change is Favorable/(Unfavorable)
	2006	2005	As Reported	Excluding Effects of Foreign Exchange Rates
Three months ended June 30
Total Consolidated Net Sales	$945.5	$919.0	2.9%	3.3%

Operating Income	$72.5	$36.6	98.1%	93.3%

Net increase in cash and cash equivalents	$42.8	$58.5	(26.8)%	(34.4)%

Six months ended June 30
Total Consolidated Net Sales	$1,822.1	$1,759.7	3.5%	5.0%

Operating Income	$120.7	$44.3	Favorable	Favorable

Net decrease in cash and cash equivalents	$(67.2)	$(55.8)	(20.4)%	(29.9)%

In the second quarter of 2006, positive trends were generally sustained with most segments delivering year-over-year growth in earnings, and every segment but Resilient Flooring also growing sales.

•	Resilient Flooring offset declining sales to deliver improved operating performance as the benefits of cost reduction efforts added to the gain from the sale of buildings.

•	Wood Flooring continued to leverage strong demand to deliver volume growth and improved product mix.

•	Textiles and Sports Flooring continued to grow sales on the strength of sports flooring and carpet tile sales.

•	Building Products sustained sales and earnings growth trends driven by the U.S. commercial markets.

•	Cabinets reversed the prior year’s operating loss to deliver operating income on increased sales and stabilized operating performance.

Cash was favorably impacted by improved operating income, offset by approximately $60 million of investments in acquisitions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Factors Affecting Revenues

Markets. We compete in building material markets around the world. The majority of our sales opportunity is in the North American and European markets. During the second quarter of 2006, these markets experienced the following:

•	In the U.S. residential market, housing construction began to decline. Total U.S. housing starts in the second quarter of 2006 were down 9.4%, from 1.69 million over the same period of 2005 to 1.53 million (average seasonally-adjusted annual rate). Completions were flat, with an average seasonally-adjusted, annualized rate of 1.69 million single-family housing units during the second quarters of 2006 and 2005. In addition, sales of existing homes declined over 6% year-over-year, with an average seasonally-adjusted, annualized rate of 6.71 million homes in April and May 2006 compared to 7.16 million in the same months of 2005.

U.S. retail sales through building materials, garden equipment and supply stores (an indicator of home renovation activity) have been accelerating, rising nearly 11% in the second quarter of 2006 over sales levels in the second quarter of 2005, according to figures from the U.S. Census Bureau. This growth has been partially due to the strong sales of existing homes last year, after allowing for the usual lag for renovation-related expenditures. Improving employment conditions have also supported retail sales growth.

•	The North American commercial market strengthened across all segments in the second quarter of 2006, with renovation improving in the office and education segments, and construction completions in the office, healthcare, retail and education segments increasing between 3.0% [Education] and 14.4% [Healthcare] compared to the second quarter of 2005. Industry statistics indicate that commercial starts will improve in 2006, with improvements anticipated in office, education and health care, while the retail segment will decline slightly. Office vacancy rates improved significantly in the second quarter, reaching a five year low, which could also positively impact the renovation segment of this market.

•	In Europe, markets in Western European countries generally remained soft, while Eastern European markets continued to grow.

•	Growth continued across nearly all Pacific Rim markets.

Quality and Customer Service Issues. Our quality and customer service are critical components of our total value proposition. In the second quarter of 2006, we experienced no significant quality or customer service issues.

Pricing Initiatives. We periodically modify prices in response to changes in costs for raw materials and energy, and to market conditions and the competitive environment. The net impact of these pricing initiatives improved sales in the first six months of 2006 compared to the first six months of 2005. The most significant pricing actions were:

•	In Resilient Flooring, we announced price increases effective in the fourth quarter of 2005. Subsequent price concessions have been made for certain products and geographical regions to respond to competitive conditions.

•	In Wood Flooring, price changes are implemented in response to competitive conditions. During the year 2005, we decreased selling prices on solid wood products.

•	In Building Products, we implemented previously announced price increases in the second quarter of 2006 in response to inflationary cost pressures.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

•	In Cabinets, we implemented a January 2006 price increase.

In certain cases, price increases realized are less than the announced price increases because of our response to competitive actions and changing market conditions.

The pricing actions described above increased consolidated net sales in the second quarter of 2006 by approximately $14 million and in the first six months of 2006 by approximately $19 million, when compared to the same periods of 2005.

Impact From Major Customers’ Decisions. Lowe’s Companies, Inc. (“Lowe’s”), one of our largest customers, advised us in 2004 that they would reduce the number of laminate flooring products they purchase from us starting in the first quarter of 2005. We currently estimate that the Lowe’s decision will incrementally reduce 2006 sales by approximately $20 million.

Factors Affecting Operating Costs

Operating Expenses. Our operating expenses consist of direct production costs (principally raw materials, labor and energy) and manufacturing overhead costs, costs to purchase sourced products and selling, general and administrative (“SG&A”) expenses.

Our largest individual raw material expenditures are for lumber and veneers, PVC resins, backings for various flooring products and plasticizers. Fluctuations in the prices of these raw materials are generally beyond our control and have a direct impact on our financial results. In 2006 we experienced the following:

•	PVC is a widely used, oil-based raw material. We experience cost pressures on PVC when energy prices increase and when industrial demand for the material increases. Our cost to acquire PVC resin and plasticizers prices increased by approximately $2 million in the second quarter of 2006 compared to the second quarter of 2005 and increased approximately $6 million in the six month comparative period. We anticipate year-on-year increases to moderate over the remainder of 2006.

We incurred approximately $5 million of additional costs for natural gas in the second quarter of 2006 compared to the second quarter of 2005, and approximately $13 million of additional costs for natural gas in the first six months of 2006 compared to the first six months of 2005, due to price increases. We expect year-on-year increases to continue.

In our normal course of business, we transfer certain products between locations to take advantage of our production capabilities and to better service our customers’ needs. During the second quarter of 2006 freight costs increased by approximately $4 million and grew about $8 million in the first six months compared to the same periods in 2005. The increases were due to rising fuel costs and to maintain customer service levels.

Cost Reduction Initiatives. During 2004, we implemented several significant manufacturing and organizational programs to improve our cost structure and enhance our competitive position. We did not initiate any additional manufacturing or organizational programs in 2005 or the first six months of 2006 but did incur costs in the first six months of 2006 and 2005 related to previously announced cost reduction initiatives. The major 2004 programs were:

•	We ceased production of certain products at our Resilient Flooring manufacturing plant in Lancaster, Pennsylvania, transferring production to other Resilient Flooring plants.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

•	We announced that we would cease production at our Building Products plant in The Netherlands. Acceptance of the closure proposal was received from the local works council in the fourth quarter of 2004. The plant ceased production in the first quarter of 2005, and production was transferred to another Building Products location.

•	We ceased production at our Cabinets manufacturing plant in Morristown, Tennessee, transferring production to other Cabinets plants.

•	We restructured the sales force and management structure in our North America flooring organization.

•	We announced that we would cease production at our Wood Flooring manufacturing plant in Searcy, Arkansas. Production ended in the first quarter of 2005, and was transferred to other Wood Flooring plants.

We incurred the following expenses in 2006 due to implementing these initiatives:

	SG&A	Cost of Goods Sold	Restructuring Charges	Total Expenses
Three months ended June 30, 2006
Resilient Flooring	$0.2	$2.1	$7.7	$10.0
Wood Flooring	—	0.7	—	0.7
Textiles & Sports Flooring	—	—	—	—
Building Products	—	0.1	0.1	0.2
Cabinets	—	—	—	—

Total Consolidated	$0.2	$2.9	$7.8	$10.9

Six months ended June 30, 2006
Resilient Flooring	$1.2	$8.0	$10.0	$19.2
Wood Flooring	—	0.7	—	0.7
Textiles & Sports Flooring	—	—	—	—
Building Products	—	0.1	0.5	0.6
Cabinets	—	—	—	—

Total Consolidated	$1.2	$8.8	$10.5	$20.5

Cost of goods sold includes $0.7 million of fixed asset impairments, $0.1 million of accelerated depreciation and $2.1 million of other related costs in the second quarter, and $0.7 million of fixed asset impairments, $0.3 million of accelerated depreciation and $7.8 million of other related costs in the first six months of 2006.

In addition, we realized a gain of $14.3 million in SG&A in the second quarter of 2006 from the sale of a warehouse which became available as a result of the Resilient Flooring cost reduction initiatives.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

We incurred the following expenses in 2005 due to implementing these initiatives:

	Cost of Goods Sold	Restructuring Charges	Total Expenses
Three months ended June 30, 2005
Resilient Flooring	$3.1	$4.3	$7.4
Wood Flooring	—	—	—
Textiles & Sports Flooring	—	—	—
Building Products	0.4	3.0	3.4
Cabinets	—	0.1	0.1

Total Consolidated	$3.5	$7.4	$10.9

Six months ended June 30, 2005
Resilient Flooring	$5.5	$11.0	$16.5
Wood Flooring	—	0.1	0.1
Textiles & Sports Flooring	—	0.2	0.2
Building Products	1.0	4.0	5.0
Cabinets	0.9	0.3	1.2

Total Consolidated	$7.4	$15.6	$23.0

Cost of goods sold includes $1.6 million of accelerated depreciation and $1.9 million of other related costs in the second quarter, and $4.3 million of accelerated depreciation and $3.1 million of other related costs in the first six months of 2005.

See Note 10 of the Condensed Consolidated Financial Statements for more information on restructuring charges.

On-going Cost Reduction. In addition to significant cost reduction programs we have an ongoing focus on continuously improving our cost structure.

Employee Benefits. We recorded a pre-tax charge of $16.9 million in the fourth quarter of 2005 in cost of goods sold ($11.4 million) and SG&A ($5.5 million), related to changes made to the U.S. defined benefit pension plan. The changes are considered a curtailment under SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“FAS 88”). The changes are expected to reduce Armstrong’s annual retirement-related expenses by approximately $13 million in 2006 and $15 million in 2007, based on pension assumptions for 2006.

We also recorded a non-cash charge of $8.5 million in the second quarter of 2006 in cost of goods sold ($3.7 million) and SG&A ($4.8 million) related to the transfer of a non-U.S. defined benefit pension plan to a multiemployer industry plan. The transfer is considered a curtailment and a settlement under FAS 88.

Factors Affecting Cash Flow

Historically, excluding the cash demands for asbestos-related claims in 2000 and prior years, we typically generate positive cash flow from operating activities on an annual basis. The amount of cash generated in any one period is dependent on a number of factors, including the amount of operating profit generated and the amount of working capital (such as inventory, receivables and payables) required to operate our businesses. To maintain and enhance our operating efficiencies, we typically invest in property, plant & equipment (“PP&E”) and computer software.

During the first six months of 2006, our cash and cash equivalents balance decreased by $67.2 million, compared to a decrease of $55.8 million during the same period of 2005. The difference was due primarily

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

to investments in acquisitions partially offset by proceeds from the sale of assets and more cash provided by operating activities. See Financial Condition and Liquidity for further discussion.

Employee Relations

As of June 30, 2006, we had approximately 14,800 full-time and part-time employees worldwide, compared to approximately 14,900 employees as of December 31, 2005. The decline reflects headcount reductions associated with cost reduction initiatives in Resilient Flooring, partially offset by increases related to previously announced acquisitions. As of the date of this filing, no employees are working under an expired contract.

RESULTS OF OPERATIONS

Unless otherwise indicated, net sales in these results of operations are reported based upon the location where the sale was made.

2006 COMPARED TO 2005

CONSOLIDATED RESULTS

			Change is Favorable/(Unfavorable)
	2006	2005	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Three months ended June 30
Net Sales:
Americas	$684.7	$661.1	3.6%	3.1%
Europe	225.9	227.0	(0.5)%	2.5%
Pacific Rim	34.9	30.9	12.9%	14.4%

Total Consolidated Net Sales	$945.5	$919.0	2.9%	3.3%
Operating Income	$72.5	$36.6	98.1%	93.3%

Six months ended June 30
Net Sales:
Americas	$1,330.1	$1,261.7	5.4%	5.0%
Europe	429.8	441.7	(2.7)%	3.8%
Pacific Rim	62.2	56.3	10.5%	12.3%

Total Consolidated Net Sales	$1,822.1	$1,759.7	3.5%	5.0%
Operating Income	$120.7	$44.3	Favorable	Favorable

(1)	Excludes unfavorable foreign exchange rate effect in translation on net sales of $4.1 million for three months and $23.8 million for six months. Excludes favorable foreign exchange rate effect in translation on operating income of $0.9 million for three months and $2.0 million for six months.

Net sales in the Americas increased in both the second quarter and for the first six months as growth in Building Products, Cabinets and Wood Flooring sales more than offset declines in Resilient Flooring.

Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets also increased in both the second quarter and for the first six months on sales growth in Building Products and Textiles and Sports Flooring.

Excluding the translation effect of changes in foreign exchange rates, net sales grew double-digits in the Pacific Rim in both the second quarter and for the first six months on increased Building Products and Resilient Flooring sales.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Cost of goods sold in the second quarter of 2006 was 77.1% of net sales, compared to 78.2% in the same period of 2005. Cost of goods sold in the first six months of 2006 was 78.0% of net sales, compared to 78.5% in the same period of 2005. The second quarter decrease was primarily due to sales price increases, benefits from cost reduction initiatives and a higher U.S. pension credit. These benefits were partially offset by higher costs for raw materials, energy and freight and a non-cash charge related to the transfer of a non-U.S. defined benefit pension plan to a multiemployer industry plan.

SG&A in the second quarter of 2006 was $151.3 million (16.0% of net sales) and $296.2 million (16.3% of net sales) for the first six months of 2006, compared to $167.0 million (18.2% of net sales) and $337.4 million (19.2% of net sales) for the corresponding 2005 periods. Excluding the translation effect of changes in foreign exchange rates of $1.5 million, SG&A expenses in the second quarter of 2006 were $14.1 million lower than the 2005 SG&A expenses, primarily as a result of a $17 million gain related to the sale of buildings and a higher U.S. pension credit, partially offset by increased compensation expense and a non-cash charge related to the transfer of a non-U.S. defined benefit pension plan to a multiemployer industry plan. Excluding the translation effect of changes in foreign exchange rates of $7.4 million, SG&A expenses in the first six months of 2006 were $33.6 million lower than the 2005 SG&A expenses. In addition to the factors that reduced second quarter expenses, expenses through six months benefited from a favorable $8.6 million settlement of a patent infringement case.

We recorded net restructuring charges of $7.8 million in the second quarter and $10.5 million in the first six months of 2006 compared to $7.4 million in the second quarter and $15.6 million in the first six months of 2005. See Note 10 of the Condensed Consolidated Financial Statements for a description of the restructuring actions.

Equity earnings, primarily from our WAVE joint venture, were $15.3 million in the second quarter of 2006 compared to $10.2 million for the second quarter of 2005, and $27.3 million in the first six months of 2006 compared to $18.3 million for the first six months of 2005. See Note 8 for further information.

Operating income of $72.5 million in the second quarter and $120.7 million in the first six months of 2006 compared to operating income of $36.6 million and $44.3 million in the same periods of 2005.

Interest expense was $1.9 million in the second quarter of 2006, compared to $2.1 million in the second quarter of 2005. Interest expense was $3.8 million in the first six months of 2006, compared to $4.3 million in the first six months of 2005. In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $19.2 million in the second quarter and $38.3 million in the first six months of 2006 and $21.6 million in the second quarter and $43.1 million in the first six months of 2005. Unrecorded interest expense reflects the amount of interest expense we would have incurred under the original maturities of prepetition debt.

Income tax expense of $26.9 million and $45.8 million for the second quarter and first six months of 2006 compared to $17.7 million and $26.4 million in the comparable 2005 periods. We reported an effective income tax rate of 40.1% for the second quarter compared to a tax rate of 50.0% for the same period in 2005. The primary factor for the reduction in the second quarter and six month effective tax rates was the impact of permanent tax differences related to higher earnings before income taxes in 2006 compared to the same periods for 2005. The remaining differences in the effective tax rate resulted from the lower unbenefitted foreign losses during 2006 compared to 2005, the tax benefits recorded during 2006 for foreign exchange and for the release of certain income tax contingencies related to expiring statutes of limitation and favorable audit settlements for state income tax issues in 2006.

Net earnings of $40.2 million for the second quarter and $68.2 million for the first six months of 2006 compared to net earnings of $17.7 million for the second quarter and $14.7 million for the first six months of 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

REPORTABLE SEGMENT RESULTS

Resilient Flooring

			Change is Favorable/(Unfavorable)
	2006	2005	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Three months ended June 30
Net Sales:
Americas	$225.0	$232.4	(3.2)%	(3.8)%
Europe	63.7	70.4	(9.5)%	(6.7)%
Pacific Rim	16.6	14.8	12.2%	14.5%

Total Segment Net Sales	$305.3	$317.6	(3.9)%	(3.6)%
Operating Income/(Loss)	$17.6	$(3.9)	Favorable	Favorable

Six months ended June 30
Net Sales:
Americas	$438.7	$444.0	(1.2)%	(1.8)%
Europe	121.7	133.1	(8.6)%	(2.4)%
Pacific Rim	28.7	25.4	13.0%	15.7%

Total Segment Net Sales	$589.1	$602.5	(2.2)%	(1.2)%
Operating Income/(Loss)	$14.2	$(13.5)	Favorable	Favorable

(1)	Excludes unfavorable foreign exchange rate effect in translation on net sales of $0.8 million for three months and $6.4 million for six months. Excludes favorable foreign exchange rate effect in translation on operating income of $0.5 million for three months and $1.4 million for six months.

Net sales in the Americas in the second quarter and first six months declined $7.4 million and $5.3 million respectively on volume declines in residential vinyl and lower selling prices for laminate. These were partially offset by increased sales of commercial vinyl products.

Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets in the second quarter and first six months declined $4.6 million and $3.0 million respectively as lower volumes more than offset improvements in price realization and product/geographic mix.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim in the second quarter and first six months increased $2.1 million and $3.9 million respectively on higher volumes and improved product mix.

Operating income for the second quarter increased $21.5 million, primarily due to $17 million in net gains from the sale of buildings. In addition, benefits from previously implemented cost reductions were partially offset by sales declines and by inflation in raw materials and freight. These factors were also the primary drivers of the $27.7 million improvement through the first six months.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Wood Flooring

	2006	2005	Change is Favorable/ (Unfavorable)
Three months ended June 30
Total Segment Net Sales(1)	$222.6	$214.6	3.7%
Operating Income	$18.2	$19.9	(8.5)%

Six months ended June 30
Total Segment Net Sales(1)	$427.8	$404.7	5.7%
Operating Income	$29.7	$28.7	3.5%

(1)	Virtually all Wood Flooring products are sold in the Americas, primarily in the U.S.

Net sales for the second quarter and first six months increased by $8.0 million and $23.1 million respectively. The increases were primarily due to the benefit from previously announced acquisitions and volume growth in both engineered and solid wood floors, which were partially offset by price declines and an increase in the accrual for product warranties. The majority of the second quarter’s accrual increase is from revising certain assumptions that were used in prior periods when estimating the accrual.

Operating income for the second quarter decreased by $1.7 million and increased $1.0 million for the first six months. The performance in both periods reflects approximately $4 million in charges related to the above-mentioned product warranties accrual increase and a fixed asset impairment. Increased sales volume and production efficiencies partially offset the charges and price declines.

Textiles and Sports Flooring

			Change is Favorable/(Unfavorable)
	2006	2005	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Three months ended June 30
Total Segment Net Sales	$71.5	$68.8	3.9%	6.7%
Operating (Loss)	$(9.6)	$(0.5)	Unfavorable	Unfavorable

Six months ended June 30
Total Segment Net Sales	$136.3	$131.7	3.5%	10.2%
Operating (Loss)	$(9.1)	$(6.4)	(42.2)%	(62.5)%

(1)	Excludes unfavorable foreign exchange rate effect in translation on net sales of $1.8 million for three months and $8.0 million for six months. Excludes favorable foreign exchange rate effect in translation on operating income of $0.2 million for three months and $0.8 million for six months.

Excluding the translation effects of changes in foreign exchange rates, net sales for the second quarter and first six months increased by $4.5 million and $12.6 million respectively. In the second quarter, net sales benefited from improved price and product mix, which offset volume declines in broadloom carpet. For the first six months, higher volume in broadloom carpet and carpet tiles combined with improved product mix to drive the sales growth.

Operating losses for the second quarter and first six months increased by $9.1 million and $2.7 million respectively. The increased operating loss was primarily driven by an $8.5 million non-cash charge related to the transfer of a defined benefit pension plan to a multiemployer industry plan.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Building Products

			Change is Favorable/(Unfavorable)
	2006	2005	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Three months ended June 30
Net Sales:
Americas	$178.4	$158.8	12.3%	11.5%
Europe	90.7	87.8	3.3%	6.6%
Pacific Rim	18.3	16.1	13.7%	14.4%

Total Segment Net Sales	$287.4	$262.7	9.4%	10.1%
Operating Income	$53.2	$37.6	41.5%	41.1%

Six months ended June 30
Net Sales:
Americas	$350.0	$308.5	13.5%	12.6%
Europe	171.8	176.9	(2.9)%	3.8%
Pacific Rim	33.5	30.9	8.4%	9.5%

Total Segment Net Sales	$555.3	$516.3	7.6%	9.6%
Operating Income	$93.2	$72.9	27.8%	28.7%

(1)	Excludes unfavorable foreign exchange rate effect in translation on net sales of $1.6 million for three months and $9.5 million for six months. Excludes favorable foreign exchange rate effect in translation on operating income of $0.1 million for three months and unfavorable $0.5 million for six months.

Net sales in the Americas for the second quarter and first six months increased by $19.6 million and $41.5 million respectively. The growth in sales over both periods was driven by price increases made to offset inflationary pressures, and by increased volume in the strong U.S. Commercial markets.

Excluding the translation effect of changes in foreign exchange rates, net sales in Europe for the second quarter and first six months increased by $5.6 million and $6.3 million respectively. Over both periods, increased sales of metal ceilings and improved product mix offset volume declines in mineral fiber ceilings across weak Western European markets.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim for the second quarter and first six months increased by $2.3 million and $2.9 million respectively on strong sales across the primary markets of China, Australia and India.

Operating income for the second quarter and first six months increased by $15.6 million and $20.3 million respectively on improved price realization, better product mix and increased equity earnings in WAVE, only partially offset by inflation in raw materials, energy, freight and other manufacturing costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Cabinets

	2006	2005	Change is Favorable
Three months ended June 30
Total Segment Net Sales(1)	$58.7	$55.3	6.1%
Operating Income/(Loss)	$2.1	$(3.3)	Favorable

Six months ended June 30
Total Segment Net Sales(1)	$113.6	$104.5	8.7%
Operating Income/(Loss)	$2.3	$(9.2)	Favorable

(1)	Substantially all Cabinets products are sold in the U.S.

Net sales for the second quarter and first six months increased by $3.4 million and $9.1 million respectively on higher selling prices and improved product mix, which more than offset lower volume.

Operating income for the second quarter and first six months increased by $5.4 million and $11.5 million respectively, primarily driven by the sales growth. In addition, the 2005 operating loss included higher SG&A expense and costs related to the shutdown of the Morristown, Tennessee manufacturing plant, both of which were not repeated in 2006.

Unallocated Corporate

Unallocated corporate expense of $9.0 million in the second quarter and $9.6 million in the first six months of 2006 decreased from $13.2 million and $28.2 million respectively in the comparable periods of 2005. The changes were primarily due to an increased U.S. pension credit ($5 million in the second quarter and $10 million in the first six months) that related to plan changes and favorable prior year asset performance, partially offset by increased incentive compensation accruals. In addition, the first six months of 2006 included a gain related to an $8.6 million settlement of a patent infringement case.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

As shown on the Condensed Consolidated Statements of Cash Flows, our cash and cash equivalents balance decreased by $67.2 million in the first six months of 2006, compared to a $55.8 million decrease in the first six months of 2005.

Operating activities in the first six months of 2006 provided $1.0 million of net cash, compared to $29.6 million used in the same period of 2005. The $30.6 million change was primarily due to higher earnings and lower restructuring payments, partially offset by a larger increase in net inventories primarily in Wood Flooring.

Net cash used for investing activities was $65.8 million in the first six months of 2006, compared to $38.8 million in 2005. The increase was due to investments in acquisitions partially offset by proceeds received from the sale of assets.

Net cash of $6.7 million was used by our financing activities in the first six months of 2006, compared to $18.9 million provided in the same period of 2005. Compared to the prior year, 2006 had lower short-term borrowings and higher long-term debt repayments by certain subsidiaries that are not participating in our Chapter 11 case.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Balance Sheet and Liquidity

Changes in significant balance sheet accounts and groups of accounts from December 31, 2005 to June 30, 2006 are as follows:

	June 30, 2006	December 31, 2005	Increase/ (Decrease)
Cash and cash equivalents	$535.0	$602.2	$(67.2)
Current assets, excluding cash and cash equivalents	1,056.2	959.1	97.1

Current assets	$1,591.2	$1,561.3	$29.9

The decrease in cash and cash equivalents was described above (see “Cash Flow”). The increase in current assets, excluding cash and cash equivalents, was primarily due to an increase in receivables due to higher sales in June of 2006 compared to December of 2005, and to an increase in inventory to sustain customer service levels.

	June 30, 2006	December 31, 2005	Increase
Property, plant and equipment, net	$1,146.0	$1,145.3	$0.7

The change was due to capital expenditures of $47.0 million, acquired fixed assets of $26.2 million and foreign currency translation. This was mostly offset by scheduled depreciation of $59.3 million and the sale of certain assets.

DIP Facility

AWI has a $75 million debtor-in-possession credit facility that currently is limited to issuances of letters of credit. This facility is scheduled to mature on December 8, 2006. Obligations to reimburse drawings under the letters of credit constitute a super-priority administrative expense claim in the Chapter 11 Case. There were no outstanding borrowings under the DIP Credit Facility as of June 30, 2006 or December 31, 2005 but, as of these dates, AWI had $43.5 million and $43.3 million, respectively, in letters of credit outstanding that were issued pursuant to the DIP Credit Facility. The DIP Credit Facility also contains several covenants including, among other things, limits on asset sales and capital expenditures and a required ratio of debt to cash flow. We are in compliance with all of the DIP Facility covenants. The covenants have not impaired our operating ability. In connection with implementation of a plan of reorganization, we expect to replace this facility with a new facility that would provide reorganized Armstrong with greater borrowing capacity and which will have debt covenants yet to be negotiated. In the event a plan of reorganization has not been implemented prior to December 8, 2006, we will pursue another extension of the DIP Facility.

Liquidity

Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal needs, if required. For certain international operations that are not participating in our Chapter 11 Case, we had lines of credit of $51.1 million at June 30, 2006, of which $25.0 million was used and $26.1 million was available. However, these lines of credit are uncommitted, and poor operating results or credit concerns at the related foreign subsidiaries could result in the lines being withdrawn by the lenders. We have been able to maintain and, as needed, replace credit facilities to support our operations. Additionally, we have letter of credit issuance capabilities under the DIP Facility (described above). We believe that cash on hand and generated from operations, together with lines of credit and the DIP Facility, will be adequate to address our foreseeable liquidity needs in the normal course of business operations and for scheduled non-filer debt obligations. Cash and liquidity needs will change significantly at the time of emergence, the timing of which remains uncertain (see Note 2 of the Condensed Consolidated Financial Statements).

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertain tax positions and adds new required annual disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will evaluate the effects of this pronouncement during the third quarter of 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in AHI’s 2005 Form 10-K filing. There have been no significant changes in our financial instruments or market risk exposures from the amounts and descriptions disclosed therein.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 16 of the Condensed Consolidated Financial Statements for a full description of our legal proceedings.

Item 1A. Risk Factors

See page 4 for our “Risk Factors” discussion.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
No. 2.1	Certain Exhibits to Armstrong World Industries, Inc.’s Fourth Amended Plan of Reorganization submitted to the U.S. District Court for the District of Delaware are incorporated by reference from the Current Report filed on Form 8-K on September 8, 2003.

No. 2.2	Armstrong World Industries, Inc.’s Disclosure Statement submitted to the U.S. District Court for the District of Delaware is incorporated by reference from the Current Report filed on Form 8-K on May 23, 2003.

No. 2.3	Armstrong World Industries, Inc.’s Fourth Amended Plan of Reorganization submitted to the U.S. District Court for the District of Delaware on May 23, 2003, and as modified by modifications filed with the Bankruptcy Court on October 17, 2003, November 10, 2003, December 3, 2004, and February 21, 2006 is incorporated by reference from the 2005 Annual Report on Form 10-K wherein it appeared as Exhibit 2.3.

No. 3.1	Armstrong Holdings, Inc.’s Amended and Restated Articles of Incorporation are incorporated by reference from the Current Report on Form 8-K dated May 9, 2000, wherein it appeared as Exhibit 3.1(i). (SEC File No. 000-50408)

No. 3.2	Armstrong Holdings, Inc.’s Bylaws, effective May 1, 2000 are incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 3(b). (SEC File No. 000-50408)

No. 3.3	Armstrong World Industries, Inc.’s Restated Articles of Incorporation, as amended, are incorporated by reference from the 1994 Annual Report on Form 10-K wherein they appear as Exhibit 3(b). (SEC File No. 1-2116)

No. 3.4	Armstrong World Industries, Inc.’s Bylaws as amended November 9, 2000 are incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 3(d). (SEC File No. 1-2116)

No. 4.1	Armstrong Holdings, Inc.’s Shareholder Summary of Rights to Purchase Preferred Stock as amended and restated as of February 20, 2006 is incorporated by reference from the 2005 Annual Report on Form 10-K wherein it appeared as Exhibit 4.1.

No. 4.2	Armstrong World Industries, Inc.’s Retirement Savings and Stock Ownership Plan effective as of October 1, 1996, as amended April 12, 2001 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, wherein it appeared as Exhibit 4. * (SEC File No. 1-2116)

No. 4.3	Armstrong World Industries, Inc.’s $450,000,000 Credit Agreement (5-year) dated as of October 29, 1998, among Armstrong World Industries, Inc., The Chase Manhattan Bank, as administrative agent, and the banks listed therein, is incorporated by reference from the 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(f). (SEC File No. 1-2116)

Exhibit No.	Description
No. 4.4	Armstrong World Industries, Inc.’s Indenture, dated as of August 6, 1996, between Armstrong World Industries, Inc. and The Chase Manhattan Bank, formerly known as Chemical Bank, as successor to Mellon Bank, N.A., as Trustee, is incorporated by reference from Armstrong World Industries, Inc.’s registration statement on Form S-3/A dated August 14, 1996, wherein it appeared as Exhibit 4.1. (SEC File No. 1-2116)

No 4.5	Instrument of Resignation, Appointment and Acceptance dated as of December 1, 2000 among Armstrong World Industries, Inc., The Chase Manhattan Bank and Wells Fargo Bank Minnesota, National Association, regarding Armstrong World Industries, Inc.’s Indenture, dated as of August 6, 1996, between Armstrong World Industries, Inc. and The Chase Manhattan Bank, formerly known as Chemical Bank, as successor to Mellon Bank, N.A., as Trustee, is incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 4(e). (SEC File No. 1-2116)

No. 4.6	Copy of portions of Armstrong World Industries, Inc.’s Board of Directors’ Pricing Committee’s resolutions establishing the terms and conditions of $200,000,000 of 6.35% Senior Notes Due 2003 and $150,000,000 of 6 1/2% Senior Notes Due 2005, is incorporated by reference from the 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(h). (SEC File No. 1-2116)

No. 4.7	Copy of portions of Armstrong World Industries, Inc.’s Board of Directors’ Pricing Committee’s resolutions establishing the terms and conditions of $180,000,000 of 7.45% Senior Quarterly Interest Bonds Due 2038, is incorporated by reference from the 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(i). (SEC File No. 1-2116)

No. 4.8	Note Purchase Agreement dated June 19, 1989 for 8.43% Series A Guaranteed Serial ESOP Notes due 1989 –2001 and 9.00% Series B Guaranteed Serial ESOP Notes due 2000-2004 for the Armstrong World Industries, Inc. Employee Stock Ownership Plan (“Share in Success Plan”) Trust, with Armstrong World Industries, Inc. as guarantor is incorporated by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s registration statement on Form 10-Q for the quarter ended September 30, 2000, wherein it appeared as Exhibit 4(a). (SEC File No. 1-2116)

No. 4.9	Armstrong World Industries, Inc.’s $300,000,000 Revolving Credit and Guarantee Agreement dated December 6, 2000, between Armstrong World Industries, Inc. and The Chase Manhattan Bank and the banks referenced therein; the First Amendment to this Agreement, dated February 2, 2001; and the Amendment Letter to this Agreement, dated February 28, 2001, are incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 4(i). (SEC File No. 1-2116)

No. 4.10	Second, Third, Fourth, Fifth, Sixth and Seventh Amendments to Armstrong World Industries, Inc.’s December 6, 2000 Debtor in Possession Credit Facility dated May 29, 2001; June 4, 2001; October 30, 2002; October 31, 2003; October 14, 2004; and October 27, 2005, respectively, are incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, wherein they appeared as Exhibit 4.10.

Exhibit No.	Description
No. 4.11	Instrument of Resignation, Appointment and Acceptance dated June 14, 2005, among Armstrong World Industries, Inc., J. P. Morgan Trust Company, National Association, successor-in-interest to Bank One Trust Company, N.A. (J. P. Morgan) and Law Debenture Trust Company of New York (“Law Debenture”), whereby J. P. Morgan resigned as trustee and Law Debenture accepted the appointment as successor trustee under the Indenture dated March 15, 1988 between Armstrong World Industries, Inc. and Morgan Guaranty Trust Company of New York, as supplemented by the supplemental indenture dated as of October 19, 1990 between Armstrong World Industries, Inc. and First National Bank of Chicago, J. P. Morgan Trust Company, National Association successor-in-interest to Bank One Trust Company (relating to Armstrong World Industries, Inc.’s $125 million 9-3/4% Debentures due 2008 and Series A Medium Term Notes which is incorporated by reference from the 1995 Annual Report on Form 10-K wherein it appeared as Exhibit 4(c) (SEC File No. 1-2116)) is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, wherein it appeared as Exhibit 4.11.

No. 4.12	Senior Indenture dated as of December 23, 1998 between Armstrong World Industries, Inc. and First National Bank of Chicago, as Trustee, is incorporated by reference from Armstrong World Industries, Inc.’s Registration Statement on Form S-3 (File No. 333- 74501) dated March 16, 1999, wherein it appeared as Exhibit 4.3. (SEC File No. 1-2116)

No. 4.13	Global Note representing $200 million of 7.45% Senior Notes due 2029 is incorporated by reference from the Current Report on Form 8-K filed on May 29, 1999, wherein it appeared as Exhibit 4.2. (SEC File No. 1-2116)

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

No. 10.1	Armstrong World Industries, Inc.’s Agreement Concerning Asbestos-Related Claims dated June 19, 1985, (the “Wellington Agreement”) among Armstrong World Industries, Inc. and other companies is incorporated by reference from the 1997 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(a). (SEC File No. 1-2116)

No. 10.2	Producer Agreement concerning Center for Claims Resolution, as amended, among Armstrong World Industries, Inc. and other companies is incorporated by reference from the 1999 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(b). (SEC File No. 1-2116)

No. 10.3	Armstrong World Industries, Inc.’s 1993 Long-Term Stock Incentive Plan is incorporated by reference from the 1993 Proxy Statement wherein it appeared as Exhibit A. * (SEC File No. 1-2116)

No. 10.4	Armstrong World Industries, Inc.’s Directors’ Retirement Income Plan, as amended, is incorporated by reference from the 1996 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(c). * (SEC File No. 1-2116)

Exhibit No.	Description
No. 10.5	Armstrong World Industries, Inc. and Armstrong Holdings, Inc.’s Management Achievement Plan for Key Executives, as amended August 1, 2005, is incorporated by reference from the Current Report on Form 8-K filed on September 30, 2005, wherein it appeared as Exhibit 10.1.*

No. 10.6	Armstrong World Industries, Inc.’s Retirement Benefit Equity Plan (formerly known as the Excess Benefit Plan), as amended January 1, 2000 is incorporated by reference from the 1999 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(e). * (SEC File No. 1-2116)

No. 10.7	Armstrong Holdings, Inc.’s Deferred Compensation Plan, as amended May 1, 2000, is incorporated by reference from the 2000 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(f). * (SEC File No. 000-50408)

No. 10.8	Armstrong World Industries, Inc.’s Severance Pay Plan for Salaried Employees, as amended January 1, 2003 and March 15, 2005 in incorporated by reference from the 2004 Annual Report on Form 10-K wherein it appeared as Exhibit 10.8. *

No. 10.9	Armstrong World Industries, Inc.’s 1999 Long-Term Incentive Plan and Supplement dated August 1, 2005, are incorporated by reference from the Current Report on Form 8-K filed on September 30, 2005, wherein they appeared as Exhibit 10.2 and Exhibit 10.3.*

No. 10.10	Form of Change in Control Agreement between Armstrong World Industries, Inc. and certain officers is incorporated by reference from the 2000 Annual Report on Form 10-K wherein it appears as Exhibit 10(iii)(k). A schedule identifying those executives and the material differences among the agreements to which each executive is a party, is filed herewith. * (SEC File No. 1-2116)

No. 10.11	Change in Control Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart, dated August 7, 2000 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, wherein it appeared as Exhibit 10(e). * (SEC File No. 000-50408)

No. 10.12	Form of Indemnification Agreement among Armstrong Holdings, Inc., Armstrong World Industries, Inc. and certain directors and officers is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, wherein it appeared as Exhibit 10(iii)(a). * (SEC File No. 000-50408) A schedule identifying those directors and officers is filed herewith.

No. 10.13	Form of Indemnification Agreement among Armstrong Holdings, Inc., Armstrong World Industries, Inc. and certain directors is incorporated by reference from the 2003 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(q). * (SEC File No. 000-50408) A schedule identifying those directors is filed herewith.

No. 10.14	Form of Indemnification Agreement among Armstrong Holdings, Inc., Armstrong World Industries, Inc. and certain directors is incorporated by reference from the 2001 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(s). * (SEC File No. 000-50406) A schedule identifying those directors is filed herewith.

No. 10.15	Armstrong World Industries, Inc.’s Bonus Replacement Retirement Plan, dated as of January 1, 1998, as amended, is incorporated by reference from the 1998 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(m). * (SEC File No. 1-2116)

Exhibit No.	Description
No. 10.16	Employment Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart dated August 7, 2000 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(a). * (SEC File No. 000-50408)

No. 10.17	Amendment to August 7, 2000 Employment Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, wherein it appeared as Exhibit 10. * (SEC File No. 000-50408)

No. 10.18	Armstrong Holdings, Inc.’s Stock Award Plan is incorporated by reference from Armstrong Holdings, Inc.’s registration statement on Form S-8 filed August 16, 2000, wherein it appeared as Exhibit 4.1. * (SEC File No. 000-50408)

No. 10.19	Management Services Agreement between Armstrong Holdings, Inc. and Armstrong World Industries, Inc., dated August 7, 2000 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(g). * (SEC File No. 000-50408)

No. 10.20	Form of Amendment of Restricted Stock Award Agreements between Armstrong Holdings, Inc. and the following executive officers: M.D. Lockhart, S.J. Senkowski and W.C. Rodruan dated July 22, 2002 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 wherein it appeared as Exhibit 10. *

No. 10.21	Hiring Agreement between Armstrong World Industries, Inc. and F. Nicholas Grasberger III dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K on January 6, 2005, wherein it appeared as Exhibit 10.1. *

No. 10.22	Change in Control Agreement between Armstrong World Industries, Inc. and F. Nicholas Grasberger III dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K on January 6, 2005, wherein it appeared as Exhibit 10.2. *

No. 10.23	Indemnification Agreement between Armstrong World Industries, Inc. and F. Nicholas Grasberger III dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K on January 6, 2005, wherein it appeared as Exhibit 10.3. *

No. 10.24	Order of the U.S. District Court Authorizing and Approving Continued Cash Retention Program for Key Employees dated December 9, 2004, is incorporated by reference from the Current Report filed on Form 8-K on February 3, 2005, wherein it appeared as Exhibit 99.1.

No. 10.25	Executive Officer Compensation Arrangements between Armstrong World Industries Inc. and certain executive officers are incorporated by reference from the 2004 Annual Report on Form 10-K wherein they appeared as Exhibit 10.29. *

No. 10.26	Form of Long-Term Incentive Plan 2005 award letter regarding executive participation in the 1999 Long-Term Incentive Plan is incorporated by reference from the 2004 Annual Report on Form 10-K wherein it appeared as Exhibit 10.30. *

No. 10.27	Armstrong World Industries, Inc.’s Nonqualified Deferred Compensation Plan effective January 2005 is incorporated by reference from the 2005 Annual Report on Form 10-K wherein it appeared as Exhibit 10.29. *

Exhibit No.	Description
No. 10.28	Summary of Armstrong Nonemployee Director Compensation is incorporated by reference from the 2004 Annual Report on Form 10-K wherein it appeared as Exhibit 10.32. *

No. 10.29	Agreement of Purchase and Sale between S-J Realty Management, LLC and Armstrong World Industries, Inc. dated December 5, 2005, is incorporated by reference from the Current Report filed on Form 8-K on January 30, 2006, wherein it appeared as Exhibit 10.1.

No. 10.30	Form of grant letter regarding executive officer participation in Armstrong World Industries, Inc.’s 2006 retention payment program is incorporated by reference from the Current Report filed on Form 8-K on January 30, 2006, wherein it appeared as Exhibit 10.1.*

No. 10.31	Order of the U.S. District Court dated January 26, 2006, and related Armstrong World Industries, Inc.’s Motion for an Order Authorizing and Approving Continued Cash Retention Program for Key Employees, is incorporated by reference from the Current Report filed on Form 8-K/A on February 2, 2006, wherein it appeared as Exhibit 99.1 *

No. 10.32	Form of Long-Term Incentive Plan 2006 award letter regarding executive participation in the 2006 Long-Term Incentive Plan is incorporated by reference from the 2005 Annual Report on Form 10-K wherein it appeared as Exhibit 10.37. *

No. 10.33	Change in Control Agreement between Armstrong World Industries, Inc. and Donald A. McCunniff dated March 13, 2006 is incorporated by reference from the Current Report filed on Form 8-K on March 14, 2006, wherein it appeared as Exhibit 10.1. *

No. 10.34	Indemnification Agreement between Armstrong World Industries, Inc. and Donald A. McCunniff dated March 13, 2006 is incorporated by reference from the Current Report filed on Form 8-K on March 14, 2006, wherein it appeared as Exhibit 10.2. *

No. 15	Awareness Letter from Independent Registered Public Accounting Firm.

No. 31.1	Certification of Principal Executive Officer of Armstrong Holdings, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 31.2	Certification of Principal Financial Officer of Armstrong Holdings, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 31.3	Certification of Principal Executive Officer of Armstrong World Industries, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 31.4	Certification of Principal Financial Officer of Armstrong World Industries, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 32.1	Certification of Chief Executive Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

No. 32.2	Certification of Chief Financial Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

*	Management Contract or Compensatory Plan.

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
William C. Rodruan, Vice President and
Controller (Principal Accounting Officer)

Date: July 27, 2006

EXHIBIT INDEX

No. 10.10	Schedule to the form Change in Control Agreement identifying participating officers and the material differences among the agreements to which each executive is a party.

No. 10.12	Schedule to the form Indemnification Agreement identifying participating directors and officers.

No. 10.13	Schedule to the form Indemnification Agreement identifying participating directors.

No. 10.14	Schedule to the form Indemnification Agreement identifying participating directors.

No. 15	Awareness Letter from Independent Registered Public Accounting Firm.

No. 31.1	Certification of Principal Executive Officer of Armstrong Holdings, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 31.2	Certification of Principal Financial Officer of Armstrong Holdings, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 31.3	Certification of Principal Executive Officer of Armstrong World Industries, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 31.4	Certification of Principal Financial Officer of Armstrong World Industries, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 32.1	Certification of Chief Executive Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

No. 32.2	Certification of Chief Financial Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. required by Rule 13a-14(b) and18 U.S.C. Section 1350 (furnished herewith).