Form 10-Q
period 2006-09-30
ARMSTRONG WORLD INDUSTRIES INC; ARMSTRONG HOLDINGS INC /PA/
filed 2006-10-30
CIK 7431, 1109304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Number of shares of Armstrong Holdings, Inc.’s common stock outstanding as of October 25, 2006 – 40,664,034

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of October 25, 2006 – 54,081,028

Uncertainties Affecting Forward-Looking Statements

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891. On December 6, 2000, AWI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in order to use the court-supervised reorganization process to achieve a resolution of AWI’s asbestos-related liability. On October 2, 2006, AWI’s plan of reorganization (the “POR”), as confirmed by the U.S. District Court for the District of Delaware by order dated August 18, 2006, became effective, and AWI emerged from Chapter 11. References in this report to “reorganized Armstrong” are to AWI as it was reorganized under the POR on October 2, 2006, and its subsidiaries collectively.

Armstrong Holdings, Inc. (“AHI”) is a Pennsylvania corporation and, as of September 30, 2006, was the publicly held parent holding company of AWI. Armstrong Holdings, Inc.’s only operation was its indirect ownership, through Armstrong Worldwide, Inc. (a Delaware corporation), of all of the capital stock of AWI. Upon AWI’s POR becoming effective on October 2, 2006, all then-current shares of AWI were cancelled, and Armstrong Holdings, Inc. was not entitled to any distribution under the POR in respect of its former equity interest in AWI. AHI and Armstrong Worldwide, Inc. have pending claims in AWI’s Chapter 11 case and the potential for a tax refund (described below in “Risk Factors Associated with Armstrong Holdings, Inc. and Armstrong Worldwide, Inc.). See Note 2 for additional information about AWI’s Chapter 11 case.

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

Risk Factors Associated with Armstrong World Industries, Inc., and Subsidiaries

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

Raw materials and sourced product issues

The cost and availability of raw materials, packaging materials and energy are critical to our operations. For example, we use substantial quantities of natural gas, petroleum-based raw materials, hardwood lumber and mineral fiber in our manufacturing operations. The cost of these items has been volatile in recent years and availability has sometimes been tight. We source some of these materials from a limited number of suppliers, which increases the risk of unavailability. Limited availability could cause us to incur costs to reformulate products or limit our production. The impact of increased costs is greatest where our ability to pass along increased costs through price increases on our products is limited, whether due to competitive pressures or other factors. Increasing our prices to compensate for such costs could also hurt consumers’ perception of the value of our products versus alternatives.

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

Risk Factors Associated with Armstrong Holdings, Inc. and Armstrong Worldwide, Inc.

Upon the POR becoming effective on October 2, 2006, all then-current shares of AWI were cancelled, and AHI was not entitled to any distribution on account of its equity interest in AWI. There are several AWI Chapter 11 related matters concerning AHI that remain unresolved. After considering the result of these matters (described below), AHI is expected to decide whether or not to dissolve.

Claims in AWI’s Chapter 11 Case

AHI and Armstrong Worldwide, Inc. have pending claims in AWI’s Chapter 11 Case (collectively, the “AHI Claim”). The AHI Claim relates to intercompany charges and credits between the companies. If and to the extent the AHI Claim or any part of it is allowed in AWI’s Chapter 11 Case, AHI would recover on such claim on the same basis as other general unsecured creditors of AWI are entitled to recover under the POR. In order to facilitate AWI emerging from Chapter 11, AHI and AWI have agreed in principle that the amount of the AHI Claim will be not less than $3 million nor more than $30 million. No amount of AHI’s Claim has yet been allowed by the Bankruptcy Court. There is no assurance that any amount will be allowed.

Tax Consequences to AHI of AWI’s Emergence from Chapter 11

A final federal income tax return for AHI and AWI on a consolidated basis is expected to be filed for 2006 by September 2007. AHI and AWI will report substantial tax losses in this final tax return. The use of the tax losses and the extent to which they result in tax refunds will be affected by elections to be made in this final consolidated return by AHI as agent for the Armstrong consolidated group. Some elections would be more beneficial to one company than the other. AHI will receive a substantial tax refund of current year, and possibly prior year, tax payments, a portion of which AHI would pay over to reorganized Armstrong and the balance of which it would retain. The amount of the refund of prior year tax payments will depend in part on the elections made in the tax return. How much of the tax refunds will be retained by AHI may be the subject of dispute between AHI and reorganized Armstrong. Apart from the allocation of the refund, AHI may also be entitled to additional benefits from carrying forward the balance of its tax loss, subject to any limitations that may be applicable for federal income tax purposes in the event of certain changes in ownership of AHI. There is no assurance such a limiting change in ownership has not and will not occur.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings

(amounts in millions, except per share amounts)

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$973.6	$937.0	$2,795.7	$2,696.7
Cost of goods sold	747.1	720.8	2,169.1	2,101.5

Gross profit	226.5	216.2	626.6	595.2

Selling, general and administrative expenses	173.7	158.2	469.9	495.6
Restructuring charges (reversals), net	(0.5)	1.4	10.0	17.0
Equity (earnings) from joint ventures	(14.1)	(9.9)	(41.4)	(28.2)

Operating income	67.4	66.5	188.1	110.8

Interest expense (unrecorded contractual interest of $19.3, $20.5, $57.6, $63.6, respectively)	2.1	2.2	5.9	6.5
Other non-operating expense	0.4	1.1	1.0	1.4
Other non-operating (income)	(3.2)	(5.5)	(7.4)	(9.9)
Chapter 11 reorganization costs, net	4.4	1.5	10.9	4.5

Earnings before income taxes	63.7	67.2	177.7	108.3

Income tax expense	24.5	21.1	70.3	47.5

Net earnings	$39.2	$46.1	$107.4	$60.8

Net earnings per share of common stock:
Basic	$0.97	$1.14	$2.65	$1.50
Diluted	$0.96	$1.13	$2.64	$1.49

Average number of common shares outstanding:
Basic	40.6	40.6	40.6	40.5
Diluted	40.7	40.7	40.7	40.7

See accompanying notes to condensed consolidated financial statements beginning on page 11.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	Unaudited September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$520.6	$602.2
Accounts and notes receivable, net	407.5	328.8
Inventories, net	542.6	514.5
Deferred income taxes	18.2	15.4
Income tax receivable	18.2	18.2
Other current assets	60.7	82.2

Total current assets	1,567.8	1,561.3
Property, plant and equipment, less accumulated depreciation and amortization of $1,324.1 and $1,562.0, respectively	1,164.0	1,145.3
Insurance receivable for asbestos-related liabilities, Noncurrent	91.5	88.8
Prepaid pension costs	510.0	476.9
Investment in affiliates	95.0	67.4
Goodwill, net	143.1	134.2
Other intangibles, net	84.5	68.1
Deferred income taxes, noncurrent	967.4	967.4
Other noncurrent assets	97.5	96.6

Total assets	$4,720.8	$4,606.0

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$0.4	$14.6
Current installments of long-term debt	0.9	5.4
Accounts payable and accrued expenses	415.9	392.5
Income tax payable	7.6	10.1
Deferred income taxes	0.8	0.8

Total current liabilities	425.6	423.4

Liabilities subject to compromise	4,863.4	4,864.7

Long-term debt, less current installments	12.1	21.5
Postretirement and postemployment benefit liabilities	260.9	258.9
Pension benefit liabilities	230.7	223.7
Other long-term liabilities	74.6	90.0
Deferred income taxes, noncurrent	35.7	21.2
Minority interest in subsidiaries	7.3	7.9

Total noncurrent liabilities	5,484.7	5,487.9

Shareholders’ equity (deficit):
Common stock, $1 par value per share, authorized 200 million shares; issued 51,878,910 shares	51.9	51.9
Capital in excess of par value	167.8	167.7
Reduction for ESOP loan guarantee	(142.2)	(142.2)
Accumulated deficit	(799.1)	(906.5)
Accumulated other comprehensive income	45.4	37.1
Less common stock in treasury, at cost 2006-11,214,876 shares and 2005-11,214,449 shares	(513.3)	(513.3)

Total shareholders’ (deficit)	(1,189.5)	(1,305.3)

Total liabilities and shareholders’ equity	$4,720.8	$4,606.0

See accompanying notes to condensed consolidated financial statements beginning on page 11.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except per share amounts)

Unaudited

	2006		2005
Common stock, $1 par value:
Balance at beginning of year and September 30	$51.9		$51.9

Capital in excess of par value:
Balance at beginning of year	$167.7		$167.7
Stock issuances and other	0.1		—

Balance at September 30	$167.8		$167.7

Reduction for ESOP loan guarantee:
Balance at beginning of year and September 30	$(142.2)		$(142.2)

Retained earnings (accumulated deficit):
Balance at beginning of year	$(906.5)		$(1,018.6)
Net earnings for period	107.4	$107.4	60.8	$60.8

Balance at September 30	$(799.1)		$(957.8)

Accumulated other comprehensive income:
Balance at beginning of year	$37.1		$42.8
Foreign currency translation adjustments	18.5		(12.0)
Derivative gain (loss), net	(9.5)		9.1
Minimum pension liability adjustments	(0.7)		2.3

Total other comprehensive income (loss)	8.3	8.3	(0.6)	(0.6)

Balance at September 30	$45.4		$42.2

Comprehensive income		$115.7		$60.2

Less treasury stock at cost:
Balance at beginning of year and September 30	$(513.3)		$(513.3)

Total shareholders’ (deficit)	$(1,189.5)		$(1,351.5)

See accompanying notes to condensed consolidated financial statements beginning on page 11.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$107.4	$60.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	101.2	106.7
Fixed asset impairments	0.6	—
Deferred income taxes	16.5	(11.1)
Gain on sale of assets	(17.1)	(0.4)
Equity (earnings) from affiliates, net	(41.4)	(27.5)
Gain on sale of investment in affiliates	—	(3.4)
Chapter 11 reorganization costs, net	10.9	4.5
Chapter 11 reorganization costs payments	(13.1)	(9.2)
Restructuring charges, net of reversals	10.0	17.0
Restructuring payments	(3.0)	(22.0)
Asbestos-related insurance recoveries	7.0	—
Cash effect of hedging activities	(2.8)	11.1
Increase (decrease) in cash from change in:
Receivables	(66.0)	(85.9)
Inventories	(12.7)	24.0
Other current assets	2.0	5.5
Other noncurrent assets	(45.3)	(26.8)
Accounts payable and accrued expenses	11.3	11.9
Income taxes payable	(2.8)	17.5
Other long-term liabilities	(10.5)	(3.0)
Other, net	5.8	(6.2)

Net cash provided by operating activities	58.0	63.5

Cash flow from investing activities:
Purchases of property, plant and equipment and computer software	(98.2)	(83.4)
Purchase of minority interest	(1.5)	—
Acquisitions	(60.5)	—
Distributions from equity affiliates	18.0	17.0
Investment in affiliates	(4.3)	—
Proceeds from the sale of investment in affiliates	—	20.6
Loan to affiliate	(6.3)	—
Proceeds from the sale of assets	39.1	4.7

Net cash (used for) investing activities	(113.7)	(41.1)

Cash flows from financing activities:
(Decrease) increase in short-term debt, net	(15.2)	12.1
Payments of long-term debt	(15.5)	(4.3)
Dividend to minority interest	(1.1)	—
Other, net	0.5	—

Net cash (used for) provided by financing activities	(31.3)	7.8

Effect of exchange rate changes on cash and cash equivalents	5.4	(5.3)

Net (decrease) increase in cash and cash equivalents	(81.6)	24.9
Cash and cash equivalents at beginning of year	602.2	515.9

Cash and cash equivalents at end of period	$520.6	$540.8

See accompanying notes to condensed consolidated financial statements beginning on page 11.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

NOTE 1. BASIS OF PRESENTATION

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891. On December 6, 2000, AWI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in order to use the court-supervised reorganization process to achieve a resolution of AWI’s asbestos-related liability. On October 2, 2006, AWI’s plan of reorganization (the “POR”), as confirmed by the U.S. District Court for the District of Delaware by order dated August 18, 2006, became effective, and AWI emerged from Chapter 11.

Armstrong Holdings, Inc. is a Pennsylvania corporation and, as of September 30, 2006, was the publicly held parent holding company of AWI. Armstrong Holdings, Inc.’s only operation was its indirect ownership, through Armstrong Worldwide, Inc. (a Delaware corporation), of all of the capital stock of AWI. Upon AWI’s POR becoming effective on October 2, 2006, all then-current shares of AWI were cancelled, and Armstrong Holdings, Inc. was not entitled to any distribution under the POR in respect of its former equity interest in AWI. AHI and Armstrong Worldwide, Inc. have pending claims in AWI’s Chapter 11 case and the potential for a tax refund. See Note 2 for additional information about AWI’s Chapter 11 case and the pending claims and potential tax refund.

We include separate consolidated financial statements for Armstrong Holdings, Inc. and its subsidiaries, and AWI and its subsidiaries in this report because, as of September 30, 2006, both companies had public securities that were registered under the Securities Exchange Act of 1934. The differences between the financial statements of Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries are primarily due to transactions that occurred in 2000 related to the formation of Armstrong Holdings, Inc. and subsequent employee compensation-related stock activity. When we refer to “we”, “our” and “us” in this report, we are referring to AHI and AWI through October 1, 2006 and reorganized Armstrong as it was reorganized under the POR thereafter. References in this report to “reorganized Armstrong” are to AWI as it was reorganized under the POR on October 2, 2006, and its subsidiaries collectively.

The accounting policies used in preparing these statements are the same as those used in preparing the consolidated financial statements for the year ended December 31, 2005. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K for the fiscal year ended December 31, 2005. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

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

Operating results for the third quarter and first nine months of 2006 and the corresponding periods of 2005 included in this report are unaudited. However, these condensed consolidated financial statements have been reviewed by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) for a limited review of interim financial information.

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

NOTE 2. CHAPTER 11 REORGANIZATION

On October 2, 2006 (the “Effective Date”), AWI’s plan of reorganization, which was confirmed by order dated August 18, 2006, became effective, and AWI emerged from Chapter 11. AWI’s two wholly-owned subsidiaries that commenced Chapter 11 proceedings at the same time as AWI remain in Chapter 11. The following summarizes the events in its Chapter 11 case that led to AWI’s emergence.

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

AHI and all of AWI’s other direct and indirect subsidiaries and affiliates, including Armstrong Wood Products Inc. (formerly Triangle Pacific Corp.), WAVE (AWI’s ceiling grid systems joint venture with Worthington Industries, Inc.), Armstrong Canada, and Armstrong DLW AG, were not a part of the Filing and accordingly, except for any asbestos-related liability that also relates, directly or indirectly, to the pre-Filing activities of AWI, the liabilities, including asbestos-related liability if any, of such companies were not resolved in AWI’s Chapter 11 Case. See below under “The Asbestos Personal Injury Trust” and Note 16 under “Asbestos-Related Litigation”.

Through October 1, 2006, AWI operated its business and managed its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. Pursuant to the provisions of the Bankruptcy Code, AWI was not permitted to pay any claims or obligations which arose prior to the Filing date (prepetition claims) unless specifically authorized by the Bankruptcy Court. Similarly, claimants could not enforce any prepetition claims unless specifically authorized by the Bankruptcy Court. In addition, as a debtor-in-possession, AWI had the right, subject to the Bankruptcy Court’s approval, to assume or reject any executory contracts and unexpired leases in existence at the date of the Filing. Some of these were specifically assumed and others were specifically rejected already in the course of the Chapter 11 Case. In the plan of reorganization, AWI identified other executory contracts and unexpired leases that it assumed or rejected effective on the Effective Date; any not specifically assumed under the plan of reorganization were rejected as of that date.

Three creditors’ committees, one representing asbestos personal injury claimants (the “Asbestos Personal Injury Claimants’ Committee”), one representing asbestos property damage claimants (the “Asbestos Property Damage Committee”), and the other representing other unsecured creditors (the “Unsecured Creditors’ Committee”), were appointed in the Chapter 11 Case. In addition, an individual was appointed to represent the interests of future asbestos personal injury claimants (the “Future Claimants’ Representative”). In accordance with the provisions of the Bankruptcy Code, these parties had the right to be heard on matters that came before the Bankruptcy Court in the Chapter 11 Case. Upon resolution of all asbestos property damage claims, the Asbestos Property Damage Committee was disbanded. Upon AWI’s emergence from Chapter 11 on October 2, 2006, the Asbestos Personal Injury Claimants’

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

Committee and the Unsecured Creditors’ Committee were disbanded. The Future Claimants’ Representative will continue to serve, but as of October 2, 2006 his expenses will be borne by the Asbestos Personal Injury Trust established under the plan of reorganization as described below.

Plan of Reorganization and Disclosure Statement

On November 4, 2002, AWI filed a plan of reorganization with the Bankruptcy Court. Subsequently, AWI filed several amendments to the plan, along with various exhibits. The Fourth Amended Plan of Reorganization, with certain exhibits, was filed on May 23, 2003 and, as so amended and as modified by modifications filed with the Bankruptcy Court on October 17, 2003, November 10, 2003, December 3, 2004, and February 21, 2006, was confirmed by the U.S. District Court for the District of Delaware (the “Court”) on August 18, 2006. Such plan, as modified on May 23, 2003 and as from time to time modified through February 21, 2006 and then confirmed, is referred to in this report as the “POR”. Pursuant to the POR, upon emergence from Chapter 11 on October 2, 2006, AWI continued to conduct its existing lines of business with a reorganized capital structure under which, among other things, its existing shares were cancelled and new common shares of reorganized Armstrong and cash were issued to its unsecured creditors and to the Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust (the “Asbestos PI Trust”), which was established under the POR, as described below, for the benefit of AWI’s current and future asbestos-related personal injury claimants, in full satisfaction of their claims against AWI. The POR excludes AWI’s Nitram and Desseaux subsidiaries, neither of which is material to Armstrong and which are pursuing separate resolutions of their Chapter 11 cases that are expected to result in the winding up of their affairs.

In connection with the vote of creditors on the POR, AWI prepared a disclosure statement concerning its business and the POR, including certain projected financial information assuming an effective date of the POR of July 1, 2003, intended to demonstrate to the Bankruptcy Court the feasibility of the POR and AWI’s ability to continue operations upon its emergence from Chapter 11. On May 30, 2003, the Bankruptcy Court approved the disclosure statement for distribution to parties in interest in the Chapter 11 Case. The projected financial information included in the disclosure statement was updated in certain respects by information submitted to the Bankruptcy Court in connection with the Bankruptcy Court’s November 2003 hearing on confirmation of the POR and was not otherwise updated for use in any submission made in the Chapter 11 Case. This projected financial information was prepared for the limited purposes of consideration by the Bankruptcy Court, creditors and other parties in interest in the Chapter 11 Case of matters pertinent to the case. The projected financial information and estimates of value were prepared by AWI and its financial advisors and were not audited or reviewed by independent accountants. At the time they were prepared in 2003, the projections reflected numerous assumptions concerning reorganized Armstrong’s anticipated future performance and with respect to prevailing and anticipated market and economic conditions, which were and remain beyond our control and which may not materialize. Projections are inherently subject to significant and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections may be wrong in a material respect. Actual results have and may vary significantly from those contemplated by the projections.

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

In order for AWI’s POR to be confirmed, the U.S. District Court had to also issue findings of fact and conclusions of law in support of confirmation of the POR, enter or affirm an order confirming the POR and issue an injunction under Section 524(g) of the Bankruptcy Code (see “Asbestos Personal Injury Trust” below). Following procedural delays concerning the status of the prior U.S. District Court judge presiding over AWI’s Chapter 11 Case, the case was assigned to U.S. District Court Judge Eduardo C. Robreno in June 2004. A hearing was held before Judge Robreno on December 15, 2004 to consider the objections to confirmation of the POR. On February 23, 2005, Judge Robreno ruled that the POR could not be confirmed. In the court’s decision, the Judge found that, because the class of unsecured creditors voted to reject the POR, the distribution of warrants to existing equity holders, as then provided under the POR violated the absolute priority rule of the Bankruptcy Code.

AWI filed a Notice of Appeal of this decision to the United States Court of Appeals for the Third Circuit. On December 29, 2005, the U.S. Court of Appeals affirmed the District Court’s decision to deny confirmation of the POR.

At a status conference before Judge Robreno on February 3, 2006, AWI and the court-authorized representatives of AWI’s creditors and claimants advised the Court that they had agreed on a proposed schedule for a confirmation hearing on a modified POR which would eliminate the provisions regarding distribution of warrants to AWI’s existing equity holder. AWI filed the modified POR with the Court on February 21, 2006. Following the conference, Judge Robreno established a schedule for a U.S. District Court confirmation hearing on the modified POR.

The confirmation hearing commenced on May 23, 2006 and concluded with oral arguments on July 11, 2006. At that hearing, the Court heard testimony and received evidence relating to the Unsecured Creditors’ Committee’s objection that the modified POR unfairly discriminated against the unsecured creditors, based on the size of the present and future asbestos liability implied by the modified POR.

On August 15, 2006, the Court issued its opinion overruling the Unsecured Creditors’ Committee’s objection. On August 18, 2006, the Court entered the order confirming AWI’s POR, along with its findings of facts and conclusions of law.

A description of the basic components of the POR, as it became effective on October 2, 2006, follows.

Relationship to Armstrong Holdings, Inc. (“AHI”)

Upon the POR becoming effective on October 2, 2006, all then-current shares of AWI were cancelled, and AHI was not entitled to any distribution on account of its equity interest in AWI. See “Matters Concerning AHI” in this footnote for a discussion on the pending matters between AHI and AWI.

Asbestos Personal Injury Trust

Upon the POR becoming effective on October 2, 2006, the Asbestos PI Trust was created, pursuant to section 524(g) of the Bankruptcy Code, for the purpose of addressing AWI’s personal injury (including wrongful death) asbestos-related liability. As of October 2, 2006, all present and future asbestos-related personal injury claims against AWI, including contribution claims of co-defendants, arising directly or indirectly out of AWI’s pre-Filing use of or other activities involving asbestos are channeled to the Asbestos PI Trust.

As part of the POR, an injunction was issued under Section 524(g) protecting various entities from such present and future AWI asbestos-related personal injury claims. These entities include, among others, reorganized Armstrong, AHI, AWI’s subsidiaries and other affiliates (as defined in the POR), and their respective officers and directors. Now that AWI has emerged from Chapter 11, reorganized Armstrong does not have any responsibility for these claims (including claims against reorganized Armstrong based solely on its ownership of a subsidiary or other affiliate), nor will it participate in the resolution of these claims.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

However, although AWI’s domestic and foreign subsidiaries and other affiliates have certain protection afforded by the 524(g) injunction, asbestos-related personal injury claims against them will be channeled to the Asbestos PI Trust only to the extent such claims directly or indirectly relate to the manufacturing, installation, distribution or other activities of AWI or are based solely on AWI’s ownership of the subsidiaries or other affiliates (as distinguished from independent activities of the subsidiaries or affiliates). See Note 16 under “Asbestos-Related Litigation.”

In addition, workers’ compensation claims brought against AWI or its subsidiaries or other affiliates will not be channeled to the Asbestos PI Trust and will remain subject to the workers’ compensation process. Workers’ compensation law provides that the employer is responsible for evaluation, medical treatment and lost wages as a result of a job-related injury. Historically, workers’ compensation claims against AWI or its subsidiaries have not been significant in number or amount, and AWI honored its obligations with respect to such claims during the Chapter 11 Case. Currently, AWI has four pending workers’ compensation claims, and a UK subsidiary has seven employer liability claims involving alleged asbestos exposure.

There also is uncertainty as to proceedings, if any, brought in certain foreign jurisdictions with respect to the effect of the 524(g) injunction in precluding the assertion in such jurisdictions of asbestos-related personal injury claims, proceedings related thereto or the enforcement of judgments rendered in such proceedings.

Management believes that neither AWI nor any of its subsidiaries or other affiliates is subject to any asbestos-related personal injury claims that will not be channeled to the Asbestos PI Trust under the POR and that are of a magnitude that, individually or collectively, would be material in amount to reorganized Armstrong.

Consideration to Be Distributed under the POR

The Asbestos PI Trust and the holders of allowed unsecured claims, other than “convenience creditors” described below, became entitled on the Effective Date to share in the following consideration to be distributed to them under the POR:

•	AWI’s “Available Cash,” which, as defined in the POR, was:

•	Cash available as of September 30, 2006 after reserving up to $100 million (as determined by AWI) to fund ongoing operations and making provisions for the payment of allowed claims of convenience creditors and certain other required payments under the POR,

•	Any cash drawn, at AWI’s sole discretion, under a credit facility to be established as provided by the POR for the purpose of funding distributions under the POR, and

•	Certain insurance proceeds related to environmental matters.

However, pursuant to the POR, proceeds received from any private offering of debt securities or secured term loan borrowings made, as permitted by, and in connection with consummation of, the POR, and certain other amounts authorized or directed by the Court, were excluded from the determination of Available Cash.

•	Plan Notes of AWI as further described below or net cash proceeds from any private offerings of debt securities or secured term loan borrowings made in lieu of Plan Notes, and

•	New common shares of reorganized Armstrong, representing all of the shares issued under, and outstanding after giving effect to, the POR, which were determined to be 56.4 million shares, except that an additional 5,349,000 shares (5% of the shares on a fully diluted basis) were reserved for issuance pursuant to a Long-Term Incentive Plan for key employees.

The POR called for AWI to use reasonable efforts to issue one or more private offerings of debt securities or arrange term loan borrowings on, or as soon as practicable after, the Effective Date, so as to yield net proceeds at least equal to the amount of the Plan Notes prescribed by the Plan, which was the greater of (i) $1.125 billion less Available Cash and (ii) $775 million. Following its emergence, AWI received commitments for, and then entered into and received the proceeds from, $800 million of secured term

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

loan borrowings for use principally in lieu of issuance of the Plan Notes. The borrowings consist of a $300 million term loan with a 5 year maturity and a $500 million term loan with a 7 year maturity. Of the $800 million borrowed, $775 million will be distributed to the Asbestos PI Trust and holders of allowed unsecured claims, as described in the following paragraph, and the remaining $25 million will be used by AWI for operational purposes.

The POR provided that unsecured creditors, other than convenience creditors described below, receive their pro rata share of:

•	34.43% of the 56.4 million new common shares of reorganized Armstrong,

•	34.43% of the first $1.05 billion of all the Available Cash and net cash proceeds from the secured term loan borrowings in lieu of Plan Notes to be distributed under the POR to unsecured creditors (other than convenience creditors) and the Asbestos PI Trust, in the form of:

•	Up to $300 million of Available Cash and

•	The balance in net cash proceeds from the secured term loan borrowings.

•	60% of the next $50 million of Available Cash but, if such Available Cash is less than $50 million, then 60% of the balance of the net cash proceeds from the secured term loan borrowings made in lieu of issuing the Plan Notes, and

•	34.43% of the remaining amount of any Available Cash, and the remaining net cash proceeds from the secured term loan borrowings made in lieu of issuing the Plan Notes.

Under the POR, the remaining amount of new common shares of reorganized Armstrong, Available Cash and net cash proceeds from the secured term loan borrowings, made in lieu of issuing the Plan Notes, were distributed to the Asbestos PI Trust. Pursuant to the POR, AWI also transferred rights arising under liability insurance policies issued to AWI with respect to asbestos-related personal injury claims to the Asbestos PI Trust. See Note 16 for additional information regarding the asbestos-related personal injury insurance proceedings.

Under the POR, unsecured creditors whose claims (other than claims on debt securities) are less than $10 thousand or who elect to reduce their claims to $10 thousand were treated as “convenience creditors” and will receive payment of 75% of their allowed claim amount in cash (which payments reduced the amount of Available Cash). Payments totaling $2.3 million to-date were made to the convenience creditors, commencing on October 2, 2006, with another $0.7 million expected to be paid in future periods.

Valuation of Consideration to be Distributed under the POR

During the third quarter of 2003, AWI and its financial advisors estimated the value of reorganized Armstrong to be between $2.4 billion and $3.0 billion, with the mid-point of this range used in the financial projections that were part of the Disclosure Statement. AWI is currently working with its financial advisors to determine what point within this range is appropriate to be the reorganization value as of October 2, 2006. This value will be used as the basis for AWI’s fresh-start reporting, which will be reflected in the fourth quarter 2006 financial statements.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

Based upon the distribution provisions for the POR described above, the Asbestos PI Trust and holders of allowed unsecured claims became entitled on the Effective Date to receive the following distributions:

	Value Distributed To
(reported in millions)	Asbestos PI Trust	Unsecured Creditors	Total
Shares of reorganized Armstrong	37.0	19.4	56.4

Cash proceeds from borrowings	$508.2	$266.8	$775.0
Available Cash	230.3	140.4	370.7

Total of cash proceeds	$738.5	$407.2	$1,145.7

AWI book value of insurance	$91.5

Distribution to the Asbestos PI Trust of the above-mentioned new common shares was made on October 2, 2006 and distribution to it of its share of Available Cash and net cash proceeds from the secured term loan borrowings was completed by October 17, 2006. The rights arising under liability insurance policies issued to AWI with respect to asbestos related personal injury claims were transferred to the Asbestos PI Trust on October 2, 2006. The initial distribution to holders of allowed unsecured claims, of their pro rata share of the above-mentioned new common shares, Available Cash and net cash proceeds from the secured term loan borrowings, commenced on October 17, 2006. Substantially all of the total unsecured creditors’ value was distributed in October 2006, with some of the value reserved from distribution due to a few unsecured claims that remain unresolved. The remaining amount of distribution to the unsecured creditors will be made in future periods, as the disputed claims are resolved, in accordance with the dates and procedures established under the POR.

Matters Concerning AHI

As of September 30, 2006, AHI’s only operation was its indirect ownership, through Armstrong Worldwide, Inc. (a Delaware corporation), of all of the capital shares of AWI. Upon the POR becoming effective on October 2, 2006, all then-current shares of AWI were cancelled, and AHI was not entitled to any distribution on account of its equity interest in AWI. After considering the result of its intercompany account claims and the tax consequences to AHI of AWI’s emergence from Chapter 11 (described below), AHI is expected to decide whether or not to dissolve.

On August 23, 2006, AHI announced that it and Armstrong Worldwide, Inc. have pending claims in AWI’s Chapter 11 Case (collectively, the “AHI Claim”). The AHI Claim relates to intercompany charges and credits between the companies. If and to the extent the AHI Claim or any part of it is allowed in AWI’s Chapter 11 Case, AHI would recover on such claim on the same basis as other general unsecured creditors of AWI are entitled to recover under the POR. In order to facilitate AWI emerging from Chapter 11, AHI and AWI have agreed in principle that the amount of the AHI Claim will be not less than $3 million nor more than $30 million. No amount of AHI’s Claim has yet been allowed by the Bankruptcy Court. There is no assurance that any amount will be allowed.

A final federal income tax return for AHI and AWI on a consolidated basis is expected to be filed for 2006 by September 2007. AHI and AWI will report substantial tax losses in this final tax return. The use of the tax losses and the extent to which they result in tax refunds will be affected by elections to be made in this final consolidated return by AHI as agent for the Armstrong consolidated group. Some elections would be more beneficial to one company than the other. AHI will receive a substantial tax refund of current year, and possibly prior year, tax payments a portion of which AHI would pay over to reorganized Armstrong and the balance of which it would retain. The amount of the refund of prior year tax payments will depend

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

in part on the elections made in the tax return. How much of the tax refunds will be retained by AHI may be the subject of dispute between AHI and reorganized Armstrong. Apart from the allocation of the refund, AHI may also be entitled to additional benefits from carrying forward the balance of its tax loss, subject to any limitations that may be applicable for federal income tax purposes in the event of certain changes in ownership of AHI. There is no assurance such a limiting change in ownership has not and will not occur.

In order to address the AHI Claim and its tax-related issues with reorganized Armstrong, at a meeting on September 16, 2006, the Board of Directors of AHI appointed a special committee of the Board. The members of the committee are independent directors of AHI who do not serve as directors of, or otherwise participate in the affairs of, reorganized Armstrong. The committee will determine how AHI should deal with the AHI Claim and AHI’s interest in utilizing its tax losses, as well as any other issues that may arise between AHI and reorganized Armstrong. AHI expects to begin shortly negotiations with reorganized Armstrong concerning these matters.

Common Shares and Debt Securities

AWI’s new common shares began trading on the New York Stock Exchange on October 10 under the ticker symbol “AWI”. AHI’s common shares continue to trade in the over-the-counter (OTC) Bulletin Board under the ticker symbol “ACKHQ”. AWI’s pre-Filing debt securities that were trading in the OTC Bulletin Board under the ticker symbol “AKKWQ” ceased trading upon AWI’s emergence from Chapter 11.

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

During the first six months of 2003, AWI settled all of the approximately 460 remaining asbestos property damage claims that alleged damages of $800 million, for approximately $9 million. Payments to claimants were made during the third quarter of 2003 and were funded by insurance.

As of September 30, 2006, approximately 1,100 proofs of claim totaling approximately $1.3 billion were associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI’s participation in the Center for Claims Resolution. As stated above, the bar date of August 31, 2001 did not apply to asbestos-related personal injury claims other than claims for contribution, indemnification, or subrogation. Pursuant to the POR, all AWI asbestos-related personal injury claims, including claims for contribution, indemnification, or subrogation, will be channeled to, and resolved by, the Asbestos PI Trust. See the further discussion regarding AWI’s liability for asbestos-related matters in Note 16.

Substantially all of the remaining approximately 1,100 claims, totaling approximately $1.6 billion, alleging a right to payment for financing, environmental, trade debt and other claims have been allowed by the Bankruptcy Court. For these categories of claims, AWI has previously recorded approximately $1.6 billion in liabilities. A few claims remain pending, and if allowed will be entitled only to the distributions provided for such claims in accordance with the POR.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

As of September 30, 2006, AWI recorded liability amounts for claims that could be reasonably estimated and which it did not contest or believed were probable of being allowed by the Bankruptcy Court. The final value of all the claims that will ultimately be allowed by the Bankruptcy Court is not known at this time. It is possible that the value of the claims ultimately allowed by the Bankruptcy Court will be different than amounts presently recorded by AWI. However, any difference in the value of the claims ultimately allowed will not change the amount of consideration to be distributed by AWI, as described above, or impact reorganized Armstrong.

Financing

Through October 1, 2006, AWI had a $75.0 million debtor-in-possession (“DIP”) credit facility that was limited to issuances of letters of credit. This facility was cancelled as of October 2, 2006. As of October 2, 2006, AWI had available a $300 million revolving credit facility, that is scheduled to mature in 5 years. By October 16, 2006, AWI received commitments for, and the proceeds from, $800 million of secured term loan borrowings.

Accounting Impact

AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI was required to segregate pre-Filing liabilities that are subject to compromise and report them separately on the balance sheet. See Note 4 for detail of the liabilities subject to compromise at September 30, 2006 and December 31, 2005. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s pre-Filing debt, in default as of the Filing Date, was recorded at face value and was classified within liabilities subject to compromise. Obligations of AWI subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI’s estimated liability for asbestos-related personal injury claims was also recorded in liabilities subject to compromise. See Note 16 for further discussion of AWI’s asbestos liability.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities through September 2006 and 2005:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Professional fees	$10.0	$4.7	$25.9	$11.8
Interest income, post-Filing	(5.6)	(3.2)	(15.0)	(7.5)
Adjustments to pre-Filing liabilities	—	—	—	0.1
Other expense directly related to bankruptcy, net	—	—	—	0.1

Total Chapter 11 reorganization costs, net	$4.4	$1.5	$10.9	$4.5

Professional fees represent legal and financial advisory fees and expenses directly related to the Filing.

Interest income was earned from short-term investments subsequent to the Filing.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

Because the POR became effective on October 2, 2006, reorganized Armstrong’s condensed consolidated financial statements will change materially in amounts and classifications through the implementation of the fresh-start reporting rules of SOP 90-7. This will be reflected in the financial statements reported in AWI’s Form 10-K for the year 2006.

NOTE 3. SEGMENT RESULTS

	Three Months Ended September 30,		Nine Months Ended September 30,
Net sales to external customers	2006	2005	2006	2005
Resilient Flooring	$304.8	$311.5	$893.9	$914.0
Wood Flooring	217.2	220.2	645.0	624.9
Textiles and Sports Flooring	86.3	79.7	222.6	211.4
Building Products	304.5	268.2	859.8	784.5
Cabinets	60.8	57.4	174.4	161.9

Total sales to external customers	$973.6	$937.0	$2,795.7	$2,696.7

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment operating income (loss)	2006	2005	2006	2005
Resilient Flooring	$(2.9)	$7.7	$11.3	$(5.8)
Wood Flooring	16.5	25.7	46.2	54.4
Textiles and Sports Flooring	4.2	3.2	(4.9)	(3.2)
Building Products	59.7	43.1	152.9	116.0
Cabinets	3.8	(0.3)	6.1	(9.5)
Unallocated Corporate (expense)	(13.9)	(12.9)	(23.5)	(41.1)

Total consolidated operating income	$67.4	$66.5	$188.1	$110.8

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Segment operating income	$67.4	$66.5	$188.1	$110.8
Interest expense	2.1	2.2	5.9	6.5
Other non-operating expense	0.4	1.1	1.0	1.4
Other non-operating income	(3.2)	(5.5)	(7.4)	(9.9)
Chapter 11 reorganization costs, net	4.4	1.5	10.9	4.5

Earnings before income taxes	$63.7	$67.2	$177.7	$108.3

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

Segment assets	September 30, 2006	December 31, 2005
Resilient Flooring	$675.9	$675.9
Wood Flooring	720.8	646.4
Textiles and Sports Flooring	231.3	196.6
Building Products	702.9	613.2
Cabinets	106.4	99.1

Total segment assets	2,437.3	2,231.2
Assets not assigned to segments	2,283.5	2,374.8

Total consolidated assets	$4,720.8	$4,606.0

NOTE 4. LIABILITIES SUBJECT TO COMPROMISE

As a result of AWI’s Chapter 11 filing (see Note 2), pursuant to SOP 90-7, AWI was required to segregate prepetition liabilities that were subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization were recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s prepetition debt, now in default, was recorded at face value and was classified within liabilities subject to compromise. Obligations of our subsidiaries that were not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI’s asbestos liability was also recorded in liabilities subject to compromise. See Note 2 for further discussion on how the Chapter 11 process addressed AWI’s liabilities subject to compromise and Note 16 for further discussion of AWI’s asbestos liability.

Liabilities subject to compromise at September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006	December 31, 2005
Debt (at face value)(1)	$1,388.6	$1,388.6
Asbestos-related liability	3,190.6	3,190.6
Prepetition trade payables	58.1	58.1
Prepetition other payables and accrued interest	68.4	69.7
ESOP loan guarantee	157.7	157.7

Total liabilities subject to compromise	$4,863.4	$4,864.7

(1)	In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $19.3 million and $57.6 million in the third quarter and first nine months of 2006, respectively, and $20.5 million and $63.6 million in the third quarter and first nine months of 2005, respectively.

NOTE 5. ACQUISITIONS

On April 3, 2006, we purchased certain assets and assumed certain liabilities of HomerWood, Inc., a hardwood flooring company. On May 1, 2006 we purchased certain assets and assumed certain liabilities of Capella Engineered Wood, LLC, a hardwood flooring company, and of its parent company, Capella, Inc. The combined purchase price of these acquisitions was $61.5 million. Both acquisitions were financed from existing cash balances. Both investments will expand Armstrong’s wood flooring product offerings. The acquisitions were accounted for under the purchase method of accounting in the second quarter of 2006. Preliminary allocation of the purchase price to the fair value of tangible and identifiable intangible assets acquired in each transaction has been completed.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

NOTE 6. INVENTORIES

	September 30, 2006	December 31, 2005
Finished goods	$373.5	$339.1
Goods in process	53.7	44.6
Raw materials and supplies	188.0	194.4
Less LIFO and other reserves	(72.6)	(63.6)

Total inventories, net	$542.6	$514.5

NOTE 7. NATURAL GAS HEDGES

We purchase natural gas for use in the manufacture of ceiling tiles and other products and to heat many of our facilities. As a result, we are exposed to movements in the price of natural gas. We have a policy of reducing short term cost volatility by purchasing natural gas forward contracts, purchased call options, and zero-cash collars. These instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying products are sold. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The fair value of these cash flow hedges at September 30, 2006 was a $3.8 million asset compared to an $18.7 million asset at December 31, 2005, primarily due to the price of natural gas decreasing during the year.

NOTE 8. EQUITY INVESTMENTS

Investments in affiliates of $95.0 million at September 30, 2006 reflected the equity interest in our 50% investment in the WAVE joint venture and our 50% investment in a China hardwood flooring joint venture. Both joint ventures are accounted for under the equity method of accounting. The balance increased $27.6 million from December 31, 2005 primarily due to our equity interest in WAVE’s earnings. Condensed income statement data for WAVE is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$82.7	$77.6	$260.2	$230.0
Gross profit	29.8	24.9	95.1	70.9
Net earnings	28.3	19.9	83.0	56.4

During the third quarter of 2006 an entrustment loan of $6.3 million was made to our China hardwood flooring joint venture to cover their short term working capital requirements. As of the end of the third quarter, no monies had been drawn by the joint venture.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

As of January 1, 2006, we had goodwill of $134.2 million. Goodwill is required to be tested for impairment at least annually. We perform our annual assessment in the fourth quarter.

The following table represents the change in goodwill for the first nine months of 2006.

Goodwill by segment	January 1, 2006	Goodwill acquired	Adjustments, net(1)	Impairments	September 30, 2006
Wood Flooring	$108.2	$8.0	—	—	$116.2
Building Products	13.4	—	$0.9	—	14.3
Cabinets	12.6	—	—	—	12.6

Total consolidated goodwill	$134.2	$8.0	$0.9	—	$143.1

(1)	Consists of the effects of foreign exchange

We recognized $8.0 million of goodwill, $11.0 million of trademarks and $10.8 million of customer relationships during 2006 related to acquisitions. See Note 5 for further discussion of the acquisitions.

The following table details amounts related to our intangible assets as of September 30, 2006 and December 31, 2005.

	September 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Computer software	$67.2	$37.0	$102.1	$66.7
Customer relationships	10.8	0.3	—	—
Land use rights and other	4.6	1.2	4.5	1.1

Total	$82.6	$38.5	$106.6	$67.8

Unamortized intangible assets
Trademarks and brand names	$40.4		$29.3

Other intangible assets, gross	$123.0		$135.9

Aggregate Amortization Expense
For the nine months ended September 30, 2006		$12.0
For the nine months ended September 30, 2005		$12.8

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

NOTE 10. RESTRUCTURING AND OTHER ACTIONS

Net restructuring charges of $10.0 million and $17.0 million were recorded in the first nine months of 2006 and 2005, respectively. These charges are summarized in the following table:

	Net Charge/(Reversal)
	Three Months Ended September 30,		Nine Months Ended September 30,
Action Title	2006	2005	2006	2005	Segment
Lancaster Plant	$(0.4)	$0.2	$9.6	$11.3	Resilient Flooring
Hoogezand	—	1.1	0.5	5.1	Building Products
U.K. Lease	(0.1)	—	(0.1)	—	Unallocated Corporate
North America SG&A	—	—	—	(0.1)	Resilient Flooring
Morristown	—	0.1	—	0.4	Cabinets
Searcy	—	—	—	0.1	Wood Flooring
Oss	—	—	—	0.2	Textiles & Sports Flooring

Total	$(0.5)	$1.4	$10.0	$17.0

Lancaster Plant: These charges related to the fourth quarter 2004 decision to cease commercial flooring production at Lancaster in 2006. Commercial flooring production requirements are being serviced in part by our other facilities around the world. Of the $9.6 million and $11.3 million charges in 2006 and 2005, $8.5 million and $10.5 million, respectively, are non-cash charges related to termination benefits to be paid through the U.S. pension plan. The other $1.1 million in 2006 and $0.8 million in 2005 are comprised of severance and related costs. The $0.4 million reversal in the third quarter related to certain severance accruals that were no longer necessary. We have incurred $26.9 million of severance and pension related restructuring charges to-date. Additionally, we recorded $0.3 million and $5.3 million of accelerated depreciation in 2006 and 2005, respectively, in cost of goods sold. We also recorded $9.3 million and $2.7 million of other related costs in 2006 and 2005, respectively, in cost of goods sold and $7.4 million in SG&A in 2006. We expect to incur approximately $0.2 million of other related costs in cost of good sold in the remainder of 2006. Further, we realized a gain of $14.3 million in SG&A in the second quarter of 2006 from the sale of a warehouse which became available as a result of this initiative.

Hoogezand: These charges are related to the first quarter 2004 decision to close the manufacturing facility and are comprised of severance and related costs. Closure of the plant was completed in the first quarter of 2005. The production was transferred to another Building Products location in Münster, Germany and resulted in a net reduction of approximately 72 positions. We have incurred restructuring charges of $17.7 million to-date. Additionally, we recorded $0.5 million of accelerated depreciation in cost of goods sold in the first nine months of 2005, and $0.1 million and $0.6 million of other related costs in cost of goods sold in the first nine months of 2006 and 2005, respectively.

U.K. Lease: In 1996, we recorded a restructuring charge to reflect future rent associated with the vacated portion of a leased building. The lease extends through 2017. In the third quarter of 2006, we signed a new sublease agreement for a portion of the unused space and, accordingly, recorded a reduction of $0.1 million in our reserve to reflect the future expected sublease income.

North America SG&A: The net reversal of $0.1 million in 2005 comprised certain severance accruals that were no longer necessary in the remaining accruals recorded in 2004 for severance and related costs due to a restructuring of the sales force and management structure in North America in response to changing market conditions. This initiative was announced in the fourth quarter of 2004 and was completed in the second quarter of 2005. We incurred project-to-date restructuring charges of $5.2 million.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

Morristown: The charge related to the fourth quarter 2004 decision to close a plant in Tennessee in the first quarter of 2005. Manufacturing was consolidated at two existing plants in the United States. We incurred project-to-date restructuring charges of $0.4 million of severance related charges and $0.4 million of related shutdown costs. Additionally, we recorded $0.1 million of accelerated depreciation and $0.8 million of other related costs in 2005, both in cost of goods sold.

Searcy: The charge related to the fourth quarter 2004 decision to cease production at a solid hardwood flooring location in Arkansas in the first quarter of 2005 and was comprised of estimated severance benefits and related costs. We continue to manufacture solid wood flooring at other plants across the United States. We incurred $0.9 million of restructuring charges for the project-to-date. Additionally, in the second quarter of 2006, we recorded an asset impairment charge of $0.7 million in cost of goods sold related to property, plant and equipment at this site.

Oss: The charge was recorded to reflect shutdown costs related to a plant closure in The Netherlands. The related severance charges were recorded during the third quarter of 2003 when the plant closure was announced. We continue to manufacture carpet at other plants across Europe. We incurred $4.9 million of restructuring charges to-date.

The following table summarizes activity in the restructuring accruals for the first nine months of 2006 and 2005.

	Beginning Balance	Cash Payments	Net Charges	Other	Ending Balance
2006	$8.8	$(3.0)	$1.5	$0.5	$7.8
2005	24.8	(22.0)	6.5	(1.0)	8.3

The amount in “other” for 2006 and 2005 is related to the effects of foreign currency translation.

Of the September 30, 2006 and 2005 ending balances, $1.3 million is reported in liabilities subject to compromise.

Substantially all of the remaining balance of the restructuring accrual as of September 30, 2006 relates to the noncancelable U.K. operating lease, which extends through 2017, and severance for terminated employees with extended payouts.

NOTE 11. INCOME TAX EXPENSE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Earnings from continuing operations before income taxes	$63.7	$67.2	$177.7	$108.3
Income tax expense	24.5	21.1	70.3	47.5
Effective tax rate	38.5%	31.4%	39.6%	43.9%

The primary factor for the increase in the third quarter effective tax rate was an increase in non-deductible bankruptcy reorganization fees, partially offset by the finalization of tax benefits related to the 2005 subsidiary capital restructuring. The primary reduction in the nine month effective tax rate resulted from lower unbenefited foreign losses during 2006 compared to 2005. The 2005 third quarter and nine month tax rates were favorably impacted by the conclusion of IRS audit and appeals issues and the impact of American Jobs Creation Act dividends from foreign affiliates.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

NOTE 12. PENSIONS

Following are the components of net periodic benefit costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$4.5	$6.2	$13.6	$18.5
Interest cost on projected benefit obligation	23.1	24.0	69.4	71.9
Expected return on plan assets	(40.5)	(39.4)	(121.5)	(118.4)
Amortization of prior service cost	2.3	4.1	6.7	12.4
Recognized net actuarial loss	0.4	0.3	1.3	1.1

Net periodic pension (credit)	$(10.2)	$(4.8)	$(30.5)	$(14.5)

Retiree Health and Life Insurance Benefits
Service cost of benefits earned	$0.6	$0.7	$1.8	$2.1
Interest cost on projected benefit obligation	5.0	5.2	14.9	15.5
Amortization of prior service benefit	(1.6)	(1.4)	(4.8)	(4.2)
Recognized net actuarial loss	3.2	2.9	9.4	8.9

Net periodic postretirement benefit cost	$7.2	$7.4	$21.3	$22.3

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Non-U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$1.9	$2.4	$7.2	$7.6
Interest cost on projected benefit obligation	4.4	5.3	14.7	16.5
Expected return on plan assets	(3.0)	(3.8)	(10.6)	(11.9)
Amortization of transition obligation	—	—	(0.1)	(0.1)
Amortization of prior service cost	0.1	0.1	0.5	0.2
Recognized net actuarial loss	0.8	0.4	2.2	1.4

Net periodic pension cost	$4.2	$4.4	$13.9	$13.7

In addition, we recorded a separate charge in the second quarter of 2006 of $8.5 million for a non-cash curtailment and settlement loss related to the transfer of a non-U.S. defined benefit plan to a multiemployer industry plan.

We previously disclosed in our financial statements for the year ended December 31, 2005 that we expected to contribute $23.9 million to our non-U.S. defined benefit pension plans in 2006. As of September 30, 2006, $32.2 million of contributions have been made.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

NOTE 13. PRODUCT WARRANTIES

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. Generally, the terms of these warranties range up to 25 years and provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The increase in the current year warranty accruals in 2006 compared to 2005 related primarily to a revision of certain assumptions used in prior periods when estimating the accrual for the Wood Flooring segment. The following table summarizes the activity for the accrual of product warranties for the first nine months of 2006 and 2005:

	2006	2005
Balance at January 1	$21.1	$22.6
Reductions for payments	(25.6)	(28.5)
Current year warranty accruals	30.5	29.7
Preexisting warranty accrual changes	—	(0.2)
Acquisitions	0.6	—
Effects of foreign exchange translation	0.5	(1.0)

Balance at September 30	$27.1	$22.6

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

During 1999, we adopted the 1999 Long-Term Incentive Plan (“1999 Plan”) which replaced the 1993 Plan. Pre-1999 grants made under predecessor plans will be governed under the provisions of those plans. The 1999 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, performance-restricted shares and restricted stock awards. The 1999 Plan also incorporates stock awards and cash incentive awards. No more than 3,250,000 shares of common stock were to be issued under the 1999 Plan, and no more than 300,000 of the shares were to be awarded in the form of performance restricted shares, restricted stock awards or stock awards.

During 2000, we adopted the Stock Award Plan (“2000 Plan”) to enable stock awards and restricted stock awards to officers, key employees and non-employee directors. No more than 750,000 treasury shares were to be awarded under the 2000 Plan.

All three of the plans discussed above were terminated upon AWI emerging from Chapter 11 on October 2, 2006. No equity based compensation has been granted since AWI filed for relief under Chapter 11 in December 2000 through September 30, 2006, other than commitments entered into prior to the Chapter 11 filing.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

Options were granted to purchase shares at prices not less than the closing market price of the shares on the dates the options were granted. The options generally became exercisable in one to three years and expired 10 years from the date of grant. As of September 30, 2006, there were no stock options granted since 2001.

Changes in AHI option shares outstanding (thousands except for share price and life)	AHI Option Shares	Weighted-average exercise price	Weighted- average remaining contractual life (in years)
Option shares outstanding at January 1, 2006	1,987.3	$27.97
Options granted	—	—
Option shares exercised	—	—
Options cancelled	(213.6)	55.37

Option shares outstanding at September 30, 2006	1,773.7	$24.67	3.26

Option shares exercisable at September 30, 2006	1,773.7	$24.67	3.26

Shares available for grant	5,029.0

The intrinsic value of the AHI option shares outstanding and exercisable at September 30, 2006 was $0, as the exercise price of all AHI options exceeded the market price of the stock on that date.

Restricted stock awards were used for the purposes of recruitment, special recognition and retention of key employees. As of September 30, 2006, no award of restricted stock shares had been granted since 2000. As of September 30, 2006, there were 111,463 restricted shares of AHI common stock outstanding with 596 accumulated dividend equivalent shares.

NOTE 15. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2006	2005
Interest paid	$0.7	$1.5
Income taxes paid, net	$56.6	$41.1

NOTE 16. LITIGATION AND RELATED MATTERS

ASBESTOS-RELATED LITIGATION

(Note: Particular documents referred to in this section are available at www.armstrongplan.com)

On October 2, 2006 (the “Effective Date”), AWI’s plan of reorganization, which was confirmed by order dated August 18, 2006, became effective, and AWI emerged from Chapter 11. The following summarizes the asbestos-related litigation matters during the Chapter 11 Case and as of September 30, 2006, and how they were impacted by AWI’s emergence.

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

Two of AWI’s domestic subsidiaries also commenced Chapter 11 proceedings at the time of the Filing. AHI and all of AWI’s other direct and indirect subsidiaries and affiliates, including Armstrong Wood

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

Products Inc. (formerly Triangle Pacific Corp.), WAVE (Armstrong’s ceiling grid systems joint venture with Worthington Industries, Inc.), Armstrong Canada and Armstrong DLW AG were not a part of the Filing and accordingly the liabilities, including asbestos-related liability if any, of such companies arising out of their own activities were not resolved in AWI’s Chapter 11 Case except for any asbestos-related liability that also relates, directly or indirectly, to the pre-Filing activities of AWI.

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

Due to the Filing, holders of asbestos-related personal injury claims were stayed from continuing to prosecute pending litigation and from commencing new lawsuits against AWI. In addition, AWI ceased making payments to the CCR with respect to asbestos-related personal injury claims, including payments pursuant to the outstanding SSP agreements. A creditors’ committee representing the interests of asbestos-related personal injury claimants and an individual representing the interests of future claimants was appointed in the Chapter 11 Case. Upon AWI’s emergence on October 2, 2006, the Asbestos Personal Injury Claimants’ Committee was disbanded. The Future Claimants’ Representative will continue to serve, but as of October 2, 2006 his expenses will be borne by the Asbestos Personal Injury Trust. See Note 2 regarding AWI’s Chapter 11 proceeding and its emergence from Chapter 11.

During 2003, AWI and the other parties in its Chapter 11 Case reached agreement on a plan of reorganization that addresses how all of AWI’s pre-Filing liabilities are to be settled. Several amendments to the plan of reorganization were filed, culminating in the Fourth Amended Plan of Reorganization filed with the Bankruptcy Court on May 23, 2003, which was modified by modifications filed with the Bankruptcy Court on October 17, 2003, November 10, 2003, December 3, 2004, and February 21, 2006, and which was confirmed by the U.S. District Court for the District of Delaware (the “Court”) on August 18, 2006. Such plan, as modified on May 23, 2003 and as from time to time modified through February 21, 2006 and then confirmed, is referred to in this report as the “POR”. See Note 2 for discussion on the Chapter 11 proceedings that led to AWI’s emergence from Chapter 11 on October 2, 2006.

A description of the components of the POR effecting AWI’s asbestos-related liability follows.

Asbestos PI Trust

Upon AWI’s Plan of Reorganization becoming effective on October 2, 2006, the Asbestos PI Trust was created, pursuant to section 524(g) of the Bankruptcy Code, for the purpose of addressing and resolving AWI’s personal injury (including wrongful death) asbestos-related liability. As of October 2, 2006, all present and future asbestos-related personal injury claims against AWI, including contribution claims of co-defendants, arising directly or indirectly out of AWI’s pre-Filing use of or other activities involving asbestos are channeled to the Asbestos PI Trust.

As part of the POR, in accordance with an 524(g) injunction issued under Section 524(g) and entered in connection with the POR, various entities are protected from such present and future asbestos-related personal injury claims. These entities include, among others, reorganized Armstrong, AHI, AWI’s subsidiaries and other affiliates (as defined in the POR), and their respective officers and directors. Now that it has emerged from Chapter 11, AWI does not have any responsibility for these claims (including claims against AWI based solely on its ownership of a subsidiary or other affiliate), nor does it participate in their resolution.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

However, although AWI’s domestic and foreign subsidiaries and other affiliates have certain protection afforded by the 524(g) injunction, asbestos-related personal injury claims against them will be channeled to the Asbestos PI Trust only to the extent such claims directly or indirectly relate to the manufacturing, installation, distribution or other activities of AWI or are based solely on AWI’s ownership of the subsidiaries or other affiliates (as distinguished from independent activities of the subsidiaries or affiliates). Currently, two asbestos-related personal injury litigations against subsidiaries of AWI allegedly arising out of such independent activities are pending. These claims will not be channeled to the Asbestos PI Trust under the POR inasmuch as they do not involve activities of AWI. The subsidiaries deny liability and are aggressively defending the matters. AWI has not recorded any liability for these matters. Management does not expect that any sum that may have to be paid in connection with these matters will be material to Armstrong.

In addition, workers’ compensation claims brought against AWI or its subsidiaries or other affiliates will not be channeled to the Asbestos PI Trust and will remain subject to the workers’ compensation process. Historically, workers’ compensation claims against AWI and its subsidiaries have not been significant in number or amount and AWI honored its obligations with respect to such claims during the Chapter 11 Case. Workers’ compensation law provides that the employer is responsible for evaluation, medical treatment and lost wages as a result of a job-related injury. Currently, AWI has four pending workers’ compensation claims, and a UK subsidiary has seven employer liability claims involving alleged asbestos exposure.

There also is uncertainty as to proceedings, if any, brought in certain foreign jurisdictions with respect to the effect of the 524(g) injunction in precluding the assertion in such jurisdictions of asbestos-related personal injury claims, proceedings related thereto or the enforcement of judgments rendered in such proceedings.

Management believes that neither AWI nor any of its subsidiaries or other affiliates is subject to any asbestos-related personal injury claims that will not be channeled to the Asbestos PI Trust under the POR and that are of a magnitude that, individually or collectively, would be material in amount to reorganized Armstrong.

Asbestos-Related Liability

Based upon events through early March 2003, specifically the parties’ agreement on the basic terms of the POR’s treatment of AWI’s asbestos-related liabilities under a plan of reorganization, management concluded that it could reasonably estimate its probable liability for AWI’s current and future asbestos-related personal injury claims. Accordingly, in the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase the balance sheet liability. The recorded asbestos-related liability for personal injury claims of approximately $3.2 billion at September 30, 2006 and December 31, 2005, which was treated as subject to compromise, represents the estimated amount of liability that is implied based upon the negotiated resolution reflected in the POR, the total consideration expected to be paid to the Asbestos PI Trust pursuant to the POR and an assumption for this purpose that the recovery value percentage for the allowed claims of the Asbestos PI Trust is equal to the estimated recovery value percentage for the allowed non-asbestos unsecured claims.

As of October 2, 2006, when the POR became effective, all present and future asbestos-related personal injury claims against AWI, including contribution claims of co-defendants, arising directly or indirectly out of AWI’s pre-Filing use of or other activities involving asbestos are channeled to the Asbestos PI Trust. AWI does not have any responsibility for these claims (including claims against AWI based solely on its ownership of a subsidiary or other affiliate), nor will it participate in their resolution. Accordingly, in the financial statements reported in AWI’s Form 10-K for the year 2006, AWI will reflect the resolution of this liability.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

Insurance Recovery Proceedings

As of September 30, 2006, a substantial portion of AWI’s primary and remaining excess insurance asset is non-products (general liability) insurance for personal injury claims. AWI had entered into settlements with a number of the carriers resolving its coverage issues. However, an alternative dispute resolution (“ADR”) procedure was commenced against certain carriers to determine the percentage of resolved and unresolved claims that are non-products claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The non-products coverage potentially available is substantial and includes defense costs in addition to limits.

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

In July 2002, AWI filed a lawsuit against Liberty Mutual in the U.S. District Court for the Eastern District of Pennsylvania seeking, among other things, a declaratory judgment with respect to certain policy issues not subject to binding ADR. In October 2006, Liberty Mutual filed counterclaims and a jury demand requesting declaratory judgment in its favor. The U.S. District Court has not yet set a schedule to hear this matter.

On June 13, 2003, the New Hampshire Insurance Department placed The Home Insurance Company (“Home”) under an order of liquidation. Less than $10 million of AWI’s recorded insurance asset is based on policies with Home, which management believes is probable of recovery. AWI filed a proof of claim against Home during June 2004.

The issue of shared coverage with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) was resolved through a court-approved settlement among AWI, ACandS and the insurer, andAWI received net proceeds of $7 million during the third quarter of 2006. As part of the settlement, ACandS’s remaining limits for shared coverage was assigned to AWI.

On October 2, 2006, pursuant to the POR becoming effective, AWI transferred rights arising under liability insurance policies issued to AWI with respect to asbestos-related personal injury claims to the Asbestos PI Trust. As of October 2, 2006, resolution of the ADR and other asbestos-related personal injury insurance matters is the responsibility, and at the expense, of the Asbestos PI Trust.

Insurance Asset

An insurance asset in respect of asbestos claims in the amount of $91.5 million was recorded as of September 30, 2006 and $98.6 million as of December 31, 2005. The total amount recorded these periods reflected AWI’s belief that insurance proceeds will be recovered in this amount, based upon AWI’s success in insurance recoveries, settlement agreements that provide such coverage, the non-products recoveries by other companies and the opinion of outside counsel. Such insurance, in our opinion, is

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

either available through settlement or probable of recovery through negotiation or litigation. Approximately $79 million of the asset was determined from agreed coverage in place.

In the financial statements reported in AWI’s Form 10-K for the year 2006, AWI will reflect the transfer, as of October 2, 2006, of rights arising under liability insurance policies issued to AWI with respect to asbestos-related personal injury claims to the Asbestos PI Trust.

Cash Flow Impact

As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related personal injury claims since the fourth quarter of 2000 through October 1, 2006. AWI did not receive any asbestos-related insurance recoveries during 2005 or during the first six months of 2006, but did receive $7 million in the third quarter of 2006 from the court-approved settlement with ACandS and the insurer, described above.

As of October 2, 2006, upon the POR becoming effective, all present and future asbestos-related personal injury claims against AWI, including contribution claims of co-defendants, arising directly or indirectly out of AWI’s pre-Filing use of or other activities involving asbestos, are channeled to the Asbestos PI Trust. Pursuant to the POR, the Asbestos PI Trust received its share of reorganized Armstrong’s new common shares, Available Cash, and net cash proceeds from the secured term loan borrowings. Pursuant to the POR, on October 2, 2006, AWI also transferred rights arising under liability insurance policies issued to AWI with respect to asbestos-related personal injury claims to the Asbestos PI Trust. Now that it has emerged from Chapter 11, AWI does not have any responsibility for these claims (including claims against AWI based solely on its ownership of a subsidiary or other affiliate), nor does it participate in their resolution. Following its distribution of consideration, described above, to the Asbestos PI Trust, AWI does not expect any future cash flow impact from asbestos-related personal injury claims against AWI.

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

Environmental Remediation

Summary

We are actively involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and similar state “Superfund” laws at 30 sites. We have also been remediating environmental contamination resulting from past industrial activity at certain of our former plant sites. In most cases, we are one of many potentially responsible parties (“PRPs”) which have potential liability for the required investigation and remediation of each site. In some cases, we have agreed to jointly fund that required investigation and remediation, while at some sites, we dispute the liability, the proposed remedy or the proposed cost allocation among the PRPs. We may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

Estimates of our future environmental liability at the Superfund sites and current or former plant sites are based on evaluations of currently available facts regarding each individual site and consider factors such as our activities in conjunction with the site, existing technology, presently enacted laws and regulations and prior company experience in remediating contaminated sites. Although current law imposes joint and several liability on all parties at Superfund sites, our contribution to the remediation of these sites is expected to be limited by the number of other companies also identified as potentially liable for site remediation. As a result, our estimated liability reflects only our expected share. In determining the probability of contribution, we consider the solvency of the parties, whether liability is being disputed, the terms of any existing agreements and experience with similar matters, and the impact of AWI’s emergence from Chapter 11 upon the validity of the claim.

Effects of Chapter 11

Upon AWI’s emergence from Chapter 11 on October 2, 2006, AWI’s environmental liabilities with respect to properties that AWI does not own or operate (such as formerly owned sites, or landfills to which AWI’s waste was taken) were discharged. Claims brought by a federal or state agency alleging that AWI should reimburse the claimant for money that it spent cleaning up a site which AWI does not own or operate, and claims by private parties, such as other PRPs with respect to sites with multiple PRPs, were discharged upon emergence. Now that it has emerged from Chapter 11, AWI does not have any responsibility for these claims.

Those environmental obligations that we have with respect to AWI’s subsidiaries, as well as those environmental claims AWI has with respect to property that it currently owns or operates, have not been discharged. Therefore, we will be required to continue meeting our on-going environmental compliance obligations at those sites.

In addition to the right to sue for reimbursement of the money it spends, however, CERCLA also gives the federal government the right to sue for an injunction compelling a defendant to perform a cleanup. Several state statutes give similar injunctive rights to those States. While we believe such rights against AWI were also discharged upon AWI’s emergence from Chapter 11, there does not appear to be controlling judicial precedent in that regard. Thus, according to some cases, while a governmental agency’s right to require AWI to reimburse it for the costs of cleaning up a site may be dischargeable, the same government agency’s right to compel us to spend our money cleaning up the same site may not be discharged even though the financial impact to AWI would be the same in both instances.

Specific Events

Upon emergence, AWI resolved its environmental liabilities at 21 active sites through its Chapter 11 Case. The liabilities at sixteen of these active sites have been resolved through the global environmental settlement (“Global Settlement”) with the Department of Justice (“DOJ”) and the EPA with respect to CERCLA liability. The Global Settlement also resolved AWI’s liability at 21 additional sites. The Global Settlement, which was approved by the Bankruptcy Court in October 2005, provided EPA an approved proof of claim in the amount of $8.7 million, which included $7.8 million with respect to the Peterson Puritan site. At one CERCLA site, however, AWI will continue to participate in the cleanup under a previously approved Consent Decree. In addition to the federal claims resolved by the Global Settlement, AWI’s emergence from Chapter 11 also resolved its environmental liabilities with respect to claims asserted by the State and/or private parties at 5 other sites.

AWI is subject to a unilateral order by the Oregon Department of Environmental Quality (“DEQ”) to conduct a remedial investigation and feasibility study and any necessary remedial design and action at its St. Helens, Oregon facility, as well as the adjacent Scappoose Bay. AWI has denied liability for Scappoose Bay, but has cooperated with the DEQ regarding its owned property. Other potentially responsible parties who are not yet subject to orders by the DEQ include former site owners Owens Corning (“OC”) and Kaiser Gypsum Company, Inc. (“Kaiser”). AWI has entered into an agreement with Kaiser for the sharing of costs and responsibilities with respect to the remedial investigation, feasibility study and remedy selection at the site. OC has entered into a settlement with the DEQ, pursuant to

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

which, OC has made a lump sum payment to the DEQ in exchange for contribution protection (including protection against common law and statutory contribution claims by AWI against OC), and a covenant not to sue. AWI has reached an agreement with the DEQ as to how these funds will be made available to reimburse AWI and Kaiser for a portion of their shared costs of investigation and remediation of the site. AWI has recorded an environmental liability with respect to the investigation and feasibility study at its St. Helen’s facility, but not for Scappoose Bay because AWI continues to dispute responsibility for contamination of Scappoose Bay.

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

Summary of Financial Position

Liabilities of $25.6 million and $27.3 million at September 30, 2006 and December 31, 2005, respectively were for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $19.5 million of the September 30, 2006 and $19.4 million of the December 31, 2005 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $2.3 million at September 30, 2006 and December 31, 2005.

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

NOTE 18. SUBSEQUENT EVENT

On October 2, 2006, AWI’s court-approved Plan of Reorganization became effective, and AWI emerged from Chapter 11. See Notes 2 and 16 for further discussion of AWI’s emergence.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Armstrong Holdings, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Armstrong Holdings, Inc., and subsidiaries (“the Company”) as of September 30, 2006, the related condensed consolidated statements of earnings for the three and nine-month periods ended September 30, 2006 and 2005, and the related condensed consolidated statements of cash flows and shareholders’ equity for the nine-month periods ended September 30, 2006 and 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

October 30, 2006

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings

(amounts in millions)

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$973.6	$937.0	$2,795.7	$2,696.7
Cost of goods sold	747.1	720.8	2,169.1	2,101.5

Gross profit	226.5	216.2	626.6	595.2

Selling, general and administrative expenses	173.7	158.2	469.9	496.2
Restructuring charges (reversals), net	(0.5)	1.4	10.0	17.0
Equity (earnings) from joint ventures	(14.1)	(9.9)	(41.4)	(28.2)

Operating income	67.4	66.5	188.1	110.2

Interest expense (unrecorded contractual interest of $19.3, $20.5, $57.6, $63.6, respectively)	2.1	2.2	5.8	6.4
Other non-operating expense	0.4	1.1	1.0	1.4
Other non-operating (income)	(3.2)	(5.5)	(7.3)	(9.8)
Chapter 11 reorganization costs, net	4.4	1.5	10.9	4.5

Earnings before income taxes	63.7	67.2	177.7	107.7

Income tax expense	24.5	21.1	70.3	47.5

Net earnings	$39.2	$46.1	$107.4	$60.2

See accompanying notes to condensed consolidated financial statements beginning on page 41.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	Unaudited
	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$520.6	$602.2
Accounts and notes receivable, net	407.5	328.8
Inventories, net	542.6	514.5
Deferred income taxes	18.2	15.4
Income tax receivable	18.2	18.2
Other current assets	60.7	82.2

Total current assets	1,567.8	1,561.3
Property, plant and equipment, less accumulated depreciation and amortization of $1,324.1 and $1,562.0, respectively	1,164.0	1,145.3
Insurance receivable for asbestos-related liabilities, noncurrent	91.5	88.8
Prepaid pension costs	510.0	476.9
Investment in affiliates	95.0	67.4
Goodwill, net	143.1	134.2
Other intangibles, net	84.5	68.1
Deferred income taxes, noncurrent	967.4	967.4
Other noncurrent assets	97.5	96.6

Total assets	$4,720.8	$4,606.0

Liabilities and Shareholder’s Equity
Current liabilities:
Short-term debt	$0.4	$14.6
Current installments of long-term debt	0.9	5.4
Accounts payable and accrued expenses	415.9	392.5
Short term amounts due to affiliates	10.1	10.0
Income tax payable	7.5	10.0
Deferred income taxes	0.8	0.8

Total current liabilities	435.6	433.3

Liabilities subject to compromise	4,868.1	4,869.4

Long-term debt, less current installments	12.1	21.5
Postretirement and postemployment benefit liabilities	260.9	258.9
Pension benefit liabilities	230.7	223.7
Other long-term liabilities	74.6	90.0
Deferred income taxes, noncurrent	35.7	21.2
Minority interest in subsidiaries	7.3	7.9

Total noncurrent liabilities	5,489.4	5,492.6
Shareholder’s equity (deficit):
Common stock, $1 par value per share, authorized 200 million shares; issued 51,878,910 shares	51.9	51.9
Capital in excess of par value	172.6	172.6
Reduction for ESOP loan guarantee	(142.2)	(142.2)
Accumulated deficit	(803.4)	(910.8)
Accumulated other comprehensive income	45.4	37.1
Less common stock in treasury, at cost 2006 and 2005 - 11,393,170 shares	(528.5)	(528.5)

Total shareholder’s (deficit)	(1,204.2)	(1,319.9)

Total liabilities and shareholder’s equity	$4,720.8	$4,606.0

See accompanying notes to condensed consolidated financial statements beginning on page 41.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholder’s Equity

(amounts in millions, except per share amounts)

Unaudited

	2006		2005
Common stock, $1 par value:
Balance at beginning of year and September 30	$51.9		$51.9

Capital in excess of par value:
Balance at beginning of year and September 30	$172.6		$172.6

Reduction for ESOP loan guarantee:
Balance at beginning of year and September 30	$(142.2)		$(142.2)

Retained earnings (accumulated deficit):
Balance at beginning of year	$(910.8)		$(1,021.9)
Net earnings for period	107.4	$107.4	60.2	$60.2

Balance at September 30	$(803.4)		$(961.7)

Accumulated other comprehensive income:
Balance at beginning of year	$37.1		$42.8
Foreign currency translation adjustments	18.5		(12.0)
Derivative gain (loss), net	(9.5)		9.1
Minimum pension liability adjustments	(0.7)		2.3

Total other comprehensive income (loss)	8.3	8.3	(0.6)	(0.6)

Balance at September 30	$45.4		$42.2

Comprehensive income		$115.7		$59.6

Less treasury stock at cost:
Balance at beginning of year and September 30	$(528.5)		$(528.5)

Total shareholder’s (deficit)	$(1,204.2)		$(1,365.7)

See accompanying notes to condensed consolidated financial statements beginning on page 41.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$107.4	$60.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	101.2	106.7
Fixed asset impairments	0.6	—
Deferred income taxes	16.5	(11.1)
Gain on sale of assets	(17.1)	(0.4)
Equity (earnings) from affiliates, net	(41.4)	(27.5)
Gain on sale of investment in affiliates	—	(3.4)
Chapter 11 reorganization costs, net	10.9	4.5
Chapter 11 reorganization costs payments	(13.1)	(9.2)
Restructuring charges, net of reversals	10.0	17.0
Restructuring payments	(3.0)	(22.0)
Asbestos-related insurance recoveries	7.0	—
Cash effect of hedging activities	(2.8)	11.1
Increase (decrease) in cash from change in:
Receivables	(66.0)	(85.9)
Inventories	(12.7)	24.0
Other current assets	2.0	5.5
Other noncurrent assets	(45.3)	(26.8)
Accounts payable and accrued expenses	11.3	11.9
Income taxes payable	(2.8)	18.1
Other long-term liabilities	(10.5)	(3.0)
Other, net	5.8	(6.2)

Net cash provided by operating activities	58.0	63.5

Cash flow from investing activities:
Purchases of property, plant and equipment and computer software	(98.2)	(83.4)
Purchase of minority interest	(1.5)	—
Acquisitions	(60.5)	—
Distributions from equity affiliates	18.0	17.0
Investment in affiliates	(4.3)	—
Proceeds from the sale of investment in affiliates	—	20.6
Loan to affiliate	(6.3)	—
Proceeds from the sale of assets	39.1	4.7

Net cash (used for) investing activities	(113.7)	(41.1)

Cash flows from financing activities:
(Decrease) increase in short-term debt, net	(15.2)	12.1
Payments of long-term debt	(15.5)	(4.3)
Dividend to minority interest	(1.1)	—
Other, net	0.5	—

Net cash (used for) provided by financing activities	(31.3)	7.8

Effect of exchange rate changes on cash and cash equivalents	5.4	(5.3)

Net (decrease) increase in cash and cash equivalents	(81.6)	24.9
Cash and cash equivalents at beginning of year	602.2	515.9

Cash and cash equivalents at end of period	$520.6	$540.8

See accompanying notes to condensed consolidated financial statements beginning on page 41.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 1. BASIS OF PRESENTATION

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891. On December 6, 2000, AWI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in order to use the court-supervised reorganization process to achieve a resolution of AWI’s asbestos-related liability. On October 2, 2006, AWI’s plan of reorganization (the “POR”), as confirmed by the U.S. District Court for the District of Delaware by order dated August 18, 2006, became effective, and AWI emerged from Chapter 11.

Armstrong Holdings, Inc. is a Pennsylvania corporation and, as of September 30, 2006, was the publicly held parent holding company of AWI. Armstrong Holdings, Inc.’s only operation was its indirect ownership, through Armstrong Worldwide, Inc. (a Delaware corporation), of all of the capital stock of AWI. Upon AWI’s POR becoming effective on October 2, 2006, all then-current shares of AWI were cancelled, and Armstrong Holdings, Inc. was not entitled to any distribution under the POR in respect of its former equity interest in AWI. AHI and Armstrong Worldwide, Inc. have pending claims in AWI’s Chapter 11 case and the potential for a tax refund. See Note 2 for additional information about AWI’s Chapter 11 case and the pending claims and potential tax refund.

We include separate consolidated financial statements for Armstrong Holdings, Inc. and its subsidiaries, and AWI and its subsidiaries in this report because, as of September 30, 2006, both companies had public securities that were registered under the Securities Exchange Act of 1934. The differences between the financial statements of Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries are primarily due to transactions that occurred in 2000 related to the formation of Armstrong Holdings, Inc. and subsequent employee compensation-related stock activity. When we refer to “we”, “our” and “us” in this report, we are referring to AHI and AWI through October 1, 2006 and reorganized Armstrong as it was reorganized under the POR thereafter. References in this report to “reorganized Armstrong” are to AWI as it was reorganized under the POR on October 2, 2006, and its subsidiaries collectively.

The accounting policies used in preparing these statements are the same as those used in preparing the consolidated financial statements for the year ended December 31, 2005. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K for the fiscal year ended December 31, 2005. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions. In addition, in connection with AWI’s emergence from Chapter 11 on October 2, 2006, reorganized Armstrong will adopt fresh-start reporting in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). As a result of the application of fresh-start reporting as of October 2, 2006, reorganized Armstrong’s consolidated financial statements in future periods will not be comparable to AWI’s consolidated financial statements from prior periods. See Note 2 for additional information about fresh-start reporting.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Operating results for the third quarter and first nine months of 2006 and the corresponding periods of 2005 included in this report are unaudited. However, these condensed consolidated financial statements have been reviewed by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) for a limited review of interim financial information.

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

NOTE 2. CHAPTER 11 REORGANIZATION

On October 2, 2006 (the “Effective Date”), AWI’s plan of reorganization, which was confirmed by order dated August 18, 2006, became effective, and AWI emerged from Chapter 11. AWI’s two wholly-owned subsidiaries that commenced Chapter 11 proceedings at the same time as AWI remain in Chapter 11. The following summarizes the events in its Chapter 11 case that led to AWI’s emergence.

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

AHI and all of AWI’s other direct and indirect subsidiaries and affiliates, including Armstrong Wood Products Inc. (formerly Triangle Pacific Corp.), WAVE (AWI’s ceiling grid systems joint venture with Worthington Industries, Inc.), Armstrong Canada, and Armstrong DLW AG, were not a part of the Filing and accordingly, except for any asbestos-related liability that also relates, directly or indirectly, to the pre-Filing activities of AWI, the liabilities, including asbestos-related liability if any, of such companies were not resolved in AWI’s Chapter 11 Case. See below under “The Asbestos Personal Injury Trust” and Note 16 under “Asbestos-Related Litigation”.

Through October 1, 2006, AWI operated its business and managed its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. Pursuant to the provisions of the Bankruptcy Code, AWI was not permitted to pay any claims or obligations which arose prior to the Filing date (prepetition claims) unless specifically authorized by the Bankruptcy Court. Similarly, claimants could not enforce any prepetition claims unless specifically authorized by the Bankruptcy Court. In addition, as a debtor-in-possession, AWI had the right, subject to the Bankruptcy Court’s approval, to assume or reject any executory contracts and unexpired leases in existence at the date of the Filing. Some of these were specifically assumed and others were specifically rejected already in the course of the Chapter 11 Case. In the plan of reorganization, AWI identified other executory contracts and unexpired leases that it assumed or rejected effective on the Effective Date; any not specifically assumed under the plan of reorganization were rejected as of that date.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Three creditors’ committees, one representing asbestos personal injury claimants (the “Asbestos Personal Injury Claimants’ Committee”), one representing asbestos property damage claimants (the “Asbestos Property Damage Committee”), and the other representing other unsecured creditors (the “Unsecured Creditors’ Committee”), were appointed in the Chapter 11 Case. In addition, an individual was appointed to represent the interests of future asbestos personal injury claimants (the “Future Claimants’ Representative”). In accordance with the provisions of the Bankruptcy Code, these parties had the right to be heard on matters that came before the Bankruptcy Court in the Chapter 11 Case. Upon resolution of all asbestos property damage claims, the Asbestos Property Damage Committee was disbanded. Upon AWI’s emergence from Chapter 11 on October 2, 2006, the Asbestos Personal Injury Claimants’ Committee and the Unsecured Creditors’ Committee were disbanded. The Future Claimants’ Representative will continue to serve, but as of October 2, 2006 his expenses will be borne by the Asbestos Personal Injury Trust established under the plan of reorganization as described below.

Plan of Reorganization and Disclosure Statement

On November 4, 2002, AWI filed a plan of reorganization with the Bankruptcy Court. Subsequently, AWI filed several amendments to the plan, along with various exhibits. The Fourth Amended Plan of Reorganization, with certain exhibits, was filed on May 23, 2003 and, as so amended and as modified by modifications filed with the Bankruptcy Court on October 17, 2003, November 10, 2003, December 3, 2004, and February 21, 2006, was confirmed by the U.S. District Court for the District of Delaware (the “Court”) on August 18, 2006. Such plan, as modified on May 23, 2003 and as from time to time modified through February 21, 2006 and then confirmed, is referred to in this report as the “POR”. Pursuant to the POR, upon emergence from Chapter 11 on October 2, 2006, AWI continued to conduct its existing lines of business with a reorganized capital structure under which, among other things, its existing shares were cancelled and new common shares of reorganized Armstrong and cash were issued to its unsecured creditors and to the Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust (the “Asbestos PI Trust”), which was established under the POR, as described below, for the benefit of AWI’s current and future asbestos-related personal injury claimants, in full satisfaction of their claims against AWI. The POR excludes AWI’s Nitram and Desseaux subsidiaries, neither of which is material to Armstrong and which are pursuing separate resolutions of their Chapter 11 cases that are expected to result in the winding up of their affairs.

In connection with the vote of creditors on the POR, AWI prepared a disclosure statement concerning its business and the POR, including certain projected financial information assuming an effective date of the POR of July 1, 2003, intended to demonstrate to the Bankruptcy Court the feasibility of the POR and AWI’s ability to continue operations upon its emergence from Chapter 11. On May 30, 2003, the Bankruptcy Court approved the disclosure statement for distribution to parties in interest in the Chapter 11 Case. The projected financial information included in the disclosure statement was updated in certain respects by information submitted to the Bankruptcy Court in connection with the Bankruptcy Court’s November 2003 hearing on confirmation of the POR and was not otherwise updated for use in any submission made in the Chapter 11 Case. This projected financial information was prepared for the limited purposes of consideration by the Bankruptcy Court, creditors and other parties in interest in the Chapter 11 Case of matters pertinent to the case. The projected financial information and estimates of value were prepared by AWI and its financial advisors and were not audited or reviewed by independent accountants. At the time they were prepared in 2003, the projections reflected numerous assumptions concerning reorganized Armstrong’s anticipated future performance and with respect to prevailing and anticipated market and economic conditions, which were and remain beyond our control and which may not materialize. Projections are inherently subject to significant and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections may be wrong in a material respect. Actual results have and may vary significantly from those contemplated by the projections.

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

In order for AWI’s POR to be confirmed, the U.S. District Court had to also issue findings of fact and conclusions of law in support of confirmation of the POR, enter or affirm an order confirming the POR and issue an injunction under Section 524(g) of the Bankruptcy Code (see “Asbestos Personal Injury Trust” below). Following procedural delays concerning the status of the prior U.S. District Court judge presiding over AWI’s Chapter 11 Case, the case was assigned to U.S. District Court Judge Eduardo C. Robreno in June 2004. A hearing was held before Judge Robreno on December 15, 2004 to consider the objections to confirmation of the POR. On February 23, 2005, Judge Robreno ruled that the POR could not be confirmed. In the court’s decision, the Judge found that, because the class of unsecured creditors voted to reject the POR, the distribution of warrants to existing equity holders, as then provided under the POR violated the absolute priority rule of the Bankruptcy Code.

AWI filed a Notice of Appeal of this decision to the United States Court of Appeals for the Third Circuit. On December 29, 2005, the U.S. Court of Appeals affirmed the District Court’s decision to deny confirmation of the POR.

At a status conference before Judge Robreno on February 3, 2006, AWI and the court-authorized representatives of AWI’s creditors and claimants advised the Court that they had agreed on a proposed schedule for a confirmation hearing on a modified POR which would eliminate the provisions regarding distribution of warrants to AWI’s existing equity holder. AWI filed the modified POR with the Court on February 21, 2006. Following the conference, Judge Robreno established a schedule for a U.S. District Court confirmation hearing on the modified POR.

The confirmation hearing commenced on May 23, 2006 and concluded with oral arguments on July 11, 2006. At that hearing, the Court heard testimony and received evidence relating to the Unsecured Creditors’ Committee’s objection that the modified POR unfairly discriminated against the unsecured creditors, based on the size of the present and future asbestos liability implied by the modified POR.

On August 15, 2006, the Court issued its opinion overruling the Unsecured Creditors’ Committee’s objection. On August 18, 2006, the Court entered the order confirming AWI’s POR, along with its findings of facts and conclusions of law.

A description of the basic components of the POR, as it became effective on October 2, 2006, follows.

Relationship to Armstrong Holdings, Inc. (“AHI”)

Upon the POR becoming effective on October 2, 2006, all then-current shares of AWI were cancelled, and AHI was not entitled to any distribution on account of its equity interest in AWI. See “Matters Concerning AHI” in this footnote for a discussion on the pending matters between AHI and AWI.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Asbestos Personal Injury Trust

Upon the POR becoming effective on October 2, 2006, the Asbestos PI Trust was created, pursuant to section 524(g) of the Bankruptcy Code, for the purpose of addressing AWI’s personal injury (including wrongful death) asbestos-related liability. As of October 2, 2006, all present and future asbestos-related personal injury claims against AWI, including contribution claims of co-defendants, arising directly or indirectly out of AWI’s pre-Filing use of or other activities involving asbestos are channeled to the Asbestos PI Trust.

As part of the POR, an injunction was issued under Section 524(g) protecting various entities from such present and future AWI asbestos-related personal injury claims. These entities include, among others, reorganized Armstrong, AHI, AWI’s subsidiaries and other affiliates (as defined in the POR), and their respective officers and directors. Now that AWI has emerged from Chapter 11, reorganized Armstrong does not have any responsibility for these claims (including claims against reorganized Armstrong based solely on its ownership of a subsidiary or other affiliate), nor will it participate in the resolution of these claims.

However, although AWI’s domestic and foreign subsidiaries and other affiliates have certain protection afforded by the 524(g) injunction, asbestos-related personal injury claims against them will be channeled to the Asbestos PI Trust only to the extent such claims directly or indirectly relate to the manufacturing, installation, distribution or other activities of AWI or are based solely on AWI’s ownership of the subsidiaries or other affiliates (as distinguished from independent activities of the subsidiaries or affiliates). See Note 16 under “Asbestos-Related Litigation.”

In addition, workers’ compensation claims brought against AWI or its subsidiaries or other affiliates will not be channeled to the Asbestos PI Trust and will remain subject to the workers’ compensation process. Workers’ compensation law provides that the employer is responsible for evaluation, medical treatment and lost wages as a result of a job-related injury. Historically, workers’ compensation claims against AWI or its subsidiaries have not been significant in number or amount, and AWI honored its obligations with respect to such claims during the Chapter 11 Case. Currently, AWI has four pending workers’ compensation claims, and a UK subsidiary has seven employer liability claims involving alleged asbestos exposure.

There also is uncertainty as to proceedings, if any, brought in certain foreign jurisdictions with respect to the effect of the 524(g) injunction in precluding the assertion in such jurisdictions of asbestos-related personal injury claims, proceedings related thereto or the enforcement of judgments rendered in such proceedings.

Management believes that neither AWI nor any of its subsidiaries or other affiliates is subject to any asbestos-related personal injury claims that will not be channeled to the Asbestos PI Trust under the POR and that are of a magnitude that, individually or collectively, would be material in amount to reorganized Armstrong.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Consideration to Be Distributed under the POR

The Asbestos PI Trust and the holders of allowed unsecured claims, other than “convenience creditors” described below, became entitled on the Effective Date to share in the following consideration to be distributed to them under the POR:

•	AWI’s “Available Cash,” which, as defined in the POR, was:

•	Cash available as of September 30, 2006 after reserving up to $100 million (as determined by AWI) to fund ongoing operations and making provisions for the payment of allowed claims of convenience creditors and certain other required payments under the POR,

•	Any cash drawn, at AWI’s sole discretion, under a credit facility to be established as provided by the POR for the purpose of funding distributions under the POR, and

•	Certain insurance proceeds related to environmental matters.

However, pursuant to the POR, proceeds received from any private offering of debt securities or secured term loan borrowings made, as permitted by, and in connection with consummation of, the POR, and certain other amounts authorized or directed by the Court, were excluded from the determination of Available Cash.

•	Plan Notes of AWI as further described below or net cash proceeds from any private offerings of debt securities or secured term loan borrowings made in lieu of Plan Notes, and

•	New common shares of reorganized Armstrong, representing all of the shares issued under, and outstanding after giving effect to, the POR, which were determined to be 56.4 million shares, except that an additional 5,349,000 shares (5% of the shares on a fully diluted basis) were reserved for issuance pursuant to a Long-Term Incentive Plan for key employees.

The POR called for AWI to use reasonable efforts to issue one or more private offerings of debt securities or arrange term loan borrowings on, or as soon as practicable after, the Effective Date, so as to yield net proceeds at least equal to the amount of the Plan Notes prescribed by the Plan, which was the greater of (i) $1.125 billion less Available Cash and (ii) $775 million. Following its emergence, AWI received commitments for, and then entered into and received the proceeds from, $800 million of secured term loan borrowings for use principally in lieu of issuance of the Plan Notes. The borrowings consist of a $300 million term loan with a 5 year maturity and a $500 million term loan with a 7 year maturity. Of the $800 million borrowed, $775 million will be distributed to the Asbestos PI Trust and holders of allowed unsecured claims, as described in the following paragraph, and the remaining $25 million will be used by AWI for operational purposes.

The POR provided that unsecured creditors, other than convenience creditors described below, receive their pro rata share of:

•	34.43% of the 56.4 million new common shares of reorganized Armstrong,

•	34.43% of the first $1.05 billion of all the Available Cash and net cash proceeds from the secured term loan borrowings in lieu of Plan Notes to be distributed under the POR to unsecured creditors (other than convenience creditors) and the Asbestos PI Trust, in the form of:

•	Up to $300 million of Available Cash and

•	The balance in net cash proceeds from the secured term loan borrowings.

•	60% of the next $50 million of Available Cash but, if such Available Cash is less than $50 million, then 60% of the balance of the net cash proceeds from the secured term loan borrowings made in lieu of issuing the Plan Notes, and

•	34.43% of the remaining amount of any Available Cash, and the remaining net cash proceeds from the secured term loan borrowings made in lieu of issuing the Plan Notes.

Under the POR, the remaining amount of new common shares of reorganized Armstrong, Available Cash and net cash proceeds from the secured term loan borrowings, made in lieu of issuing the Plan Notes, were distributed to the Asbestos PI Trust. Pursuant to the POR, AWI also transferred rights arising under liability insurance policies issued to AWI with respect to asbestos-related personal injury claims to the

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Asbestos PI Trust. See Note 16 for additional information regarding the asbestos-related personal injury insurance proceedings.

Under the POR, unsecured creditors whose claims (other than claims on debt securities) are less than $10 thousand or who elect to reduce their claims to $10 thousand were treated as “convenience creditors” and will receive payment of 75% of their allowed claim amount in cash (which payments reduced the amount of Available Cash). Payments totaling $2.3 million to-date were made to the convenience creditors, commencing on October 2, 2006, with another $0.7 million expected to be paid in future periods.

Valuation of Consideration to be Distributed under the POR

During the third quarter of 2003, AWI and its financial advisors estimated the value of reorganized Armstrong to be between $2.4 billion and $3.0 billion, with the mid-point of this range used in the financial projections that were part of the Disclosure Statement. AWI is currently working with its financial advisors to determine what point within this range is appropriate to be the reorganization value as of October 2, 2006. This value will be used as the basis for AWI’s fresh-start reporting, which will be reflected in the fourth quarter 2006 financial statements.

Based upon the distribution provisions for the POR described above, the Asbestos PI Trust and holders of allowed unsecured claims became entitled on the Effective Date to receive the following distributions:

	Value Distributed To
(reported in millions)	Asbestos PI Trust	Unsecured Creditors	Total
Shares of reorganized Armstrong	37.0	19.4	56.4

Cash proceeds from borrowings	$508.2	$266.8	$775.0
Available Cash	230.3	140.4	370.7

Total of cash proceeds	$738.5	$407.2	$1,145.7

AWI book value of insurance	$91.5

Distribution to the Asbestos PI Trust of the above-mentioned new common shares was made on October 2, 2006 and distribution to it of its share of Available Cash and net cash proceeds from the secured term loan borrowings was completed by October 17, 2006. The rights arising under liability insurance policies issued to AWI with respect to asbestos related personal injury claims were transferred to the Asbestos PI Trust on October 2, 2006. The initial distribution to holders of allowed unsecured claims, of their pro rata share of the above-mentioned new common shares, Available Cash and net cash proceeds from the secured term loan borrowings, commenced on October 17,2006. Substantially all of the total unsecured creditors’ value was distributed in October 2006, with some of the value reserved from distribution due to a few unsecured claims that remain unresolved. The remaining amount of distribution to the unsecured creditors will be made in future periods, as the disputed claims are resolved, in accordance with the dates and procedures established under the POR.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Matters Concerning AHI

A final federal income tax return for AHI and AWI on a consolidated basis is expected to be filed for 2006 by September 2007. AHI and reorganized Armstrong will report substantial tax losses in this final tax return. The use of the tax losses and the extent to which they result in tax refunds will be affected in part by elections to be made in the final consolidated return by AHI as agent for the Armstrong consolidated group. Some elections would be more beneficial to one company than the other. AHI will receive a substantial tax refund of current year, and possibly prior year, tax payments, a portion of which AHI would pay over to reorganized Armstrong and the balance of which it would retain. The amount of the refund of prior year tax payments will depend in part on the elections made in the tax return. How much of the tax refunds will be retained by AHI may be the subject of dispute between AHI and reorganized Armstrong. Reorganized Armstrong expects to begin shortly negotiations with AHI concerning this matter.

Regardless of the election made in the final tax return for 2006 of the Armstrong consolidated group of companies and apart from any available tax refund, reorganized Armstrong will have a substantial tax loss carryforward as a result of its contributions to the Asbestos PI Trust on and after the Effective Date pursuant to the POR. The amount of the tax loss carryforward will, however, be affected by elections made in the final tax return of the consolidated group.

Common Shares and Debt Securities

AWI’s new common shares began trading on the New York Stock Exchange on October 10 under the ticker symbol “AWI”. AHI’s common shares continue to trade in the over-the-counter (OTC) Bulletin Board under the ticker symbol “ACKHQ”. AWI’s pre-Filing debt securities that were trading in the OTC Bulletin Board under the ticker symbol “AKKWQ” ceased trading upon AWI’s emergence from Chapter 11.

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

During the first six months of 2003, AWI settled all of the approximately 460 remaining asbestos property damage claims that alleged damages of $800 million, for approximately $9 million. Payments to claimants were made during the third quarter of 2003 and were funded by insurance.

As of September 30, 2006, approximately 1,100 proofs of claim totaling approximately $1.3 billion were associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI’s participation in the Center for Claims Resolution. As stated above, the bar date of August 31, 2001 did not apply to asbestos-related personal injury claims other than claims for contribution, indemnification, or subrogation. Pursuant to the POR, all AWI asbestos-related personal injury claims, including claims for contribution, indemnification, or subrogation, will be channeled to, and resolved by, the Asbestos PI Trust. See the further discussion regarding AWI’s liability for asbestos-related matters in Note 16.

Substantially all of the remaining approximately 1,100 claims, totaling approximately $1.6 billion, alleging a right to payment for financing, environmental, trade debt and other claims have been allowed by the

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Bankruptcy Court. For these categories of claims, AWI has previously recorded approximately $1.6 billion in liabilities. A few claims remain pending, and if allowed will be entitled only to the distributions provided for such claims in accordance with the POR.

As of September 30, 2006, AWI recorded liability amounts for claims that could be reasonably estimated and which it did not contest or believed were probable of being allowed by the Bankruptcy Court. The final value of all the claims that will ultimately be allowed by the Bankruptcy Court is not known at this time. It is possible that the value of the claims ultimately allowed by the Bankruptcy Court will be different than amounts presently recorded by AWI. However, any difference in the value of the claims ultimately allowed will not change the amount of consideration to be distributed by AWI, as described above, or impact reorganized Armstrong.

Financing

Through October 1, 2006, AWI had a $75.0 million debtor-in-possession (“DIP”) credit facility that was limited to issuances of letters of credit. This facility was cancelled as of October 2, 2006. As of October 2, 2006, AWI had available a $300 million revolving credit facility, that is scheduled to mature in 5 years. By October 16, 2006, AWI received commitments for, and the proceeds from, $800 million of secured term loan borrowings.

Accounting Impact

AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI was required to segregate pre-Filing liabilities that are subject to compromise and report them separately on the balance sheet. See Note 4 for detail of the liabilities subject to compromise at September 30, 2006 and December 31, 2005. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s pre-Filing debt, in default as of the Filing Date, was recorded at face value and was classified within liabilities subject to compromise. Obligations of AWI subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI’s estimated liability for asbestos-related personal injury claims was also recorded in liabilities subject to compromise. See Note 16 for further discussion of AWI’s asbestos liability.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities through September 2006 and 2005:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Professional fees	$10.0	$4.7	$25.9	$11.8
Interest income, post-Filing	(5.6)	(3.2)	(15.0)	(7.5)
Adjustments to pre-Filing liabilities	—	—	—	0.1
Other expense directly related to bankruptcy, net	—	—	—	0.1

Total Chapter 11 reorganization costs, net	$4.4	$1.5	$10.9	$4.5

Professional fees represent legal and financial advisory fees and expenses directly related to the Filing.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Interest income was earned from short-term investments subsequent to the Filing.

Because the POR became effective on October 2, 2006, reorganized Armstrong’s condensed consolidated financial statements will change materially in amounts and classifications through the implementation of the fresh-start reporting rules of SOP 90-7. This will be reflected in the financial statements reported in AWI’s Form 10-K for the year 2006.

NOTE 3. SEGMENT RESULTS

	Three Months Ended September 30,		Nine Months Ended September 30,
Net sales to external customers	2006	2005	2006	2005
Resilient Flooring	$304.8	$311.5	$893.9	$914.0
Wood Flooring	217.2	220.2	645.0	624.9
Textiles and Sports Flooring	86.3	79.7	222.6	211.4
Building Products	304.5	268.2	859.8	784.5
Cabinets	60.8	57.4	174.4	161.9

Total sales to external customers	$973.6	$937.0	$2,795.7	$2,696.7

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment operating income (loss)	2006	2005	2006	2005
Resilient Flooring	$(2.9)	$7.7	$11.3	$(5.8)
Wood Flooring	16.5	25.7	46.2	54.4
Textiles and Sports Flooring	4.2	3.2	(4.9)	(3.2)
Building Products	59.7	43.1	152.9	116.0
Cabinets	3.8	(0.3)	6.1	(9.5)
Unallocated Corporate (expense)	(13.9)	(12.9)	(23.5)	(41.7)

Total consolidated operating income	$67.4	$66.5	$188.1	$110.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Segment operating income	$67.4	$66.5	$188.1	$110.2
Interest expense	2.1	2.2	5.8	6.4
Other non-operating expense	0.4	1.1	1.0	1.4
Other non-operating income	(3.2)	(5.5)	(7.3)	(9.8)
Chapter 11 reorganization costs, net	4.4	1.5	10.9	4.5

Earnings before income taxes	$63.7	$67.2	$177.7	$107.7

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Segment assets	September 30, 2006	December 31, 2005
Resilient Flooring	$675.9	$675.9
Wood Flooring	720.8	646.4
Textiles and Sports Flooring	231.3	196.6
Building Products	702.9	613.2
Cabinets	106.4	99.1

Total segment assets	2,437.3	2,231.2
Assets not assigned to segments	2,283.5	2,374.8

Total consolidated assets	$4,720.8	$4,606.0

NOTE 4. LIABILITIES SUBJECT TO COMPROMISE

As a result of AWI’s Chapter 11 filing (see Note 2), pursuant to SOP 90-7, AWI was required to segregate prepetition liabilities that were subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization were recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s prepetition debt, now in default, was recorded at face value and was classified within liabilities subject to compromise. Obligations of our subsidiaries that were not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI’s asbestos liability was also recorded in liabilities subject to compromise. See Note 2 for further discussion on how the Chapter 11 process addressed AWI’s liabilities subject to compromise and Note 16 for further discussion of AWI’s asbestos liability.

Liabilities subject to compromise at September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006	December 31, 2005
Debt (at face value)(1)	$1,388.6	$1,388.6
Asbestos-related liability	3,190.6	3,190.6
Prepetition trade payables	58.1	58.1
Prepetition other payables and accrued interest	68.4	69.7
Amounts due to affiliates	4.7	4.7
ESOP loan guarantee	157.7	157.7

Total liabilities subject to compromise	$4,868.1	$4,869.4

(1)	In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $19.3 million and $57.6 million in the third quarter and first nine months of 2006, respectively, and $20.5 million and $63.6 million in the third quarter and first nine months of 2005, respectively.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 5. ACQUISITIONS

On April 3, 2006, we purchased certain assets and assumed certain liabilities of HomerWood, Inc., a hardwood flooring company. On May 1, 2006 we purchased certain assets and assumed certain liabilities of Capella Engineered Wood, LLC, a hardwood flooring company, and of its parent company, Capella, Inc. The combined purchase price of these acquisitions was $61.5 million. Both acquisitions were financed from existing cash balances. Both investments will expand Armstrong’s wood flooring product offerings. The acquisitions were accounted for under the purchase method of accounting in the second quarter of 2006. Preliminary allocation of the purchase price to the fair value of tangible and identifiable intangible assets acquired in each transaction has been completed. Adjustments may be recorded in future periods as the allocations are finalized.

NOTE 6. INVENTORIES

	September 30, 2006	December 31, 2005
Finished goods	$373.5	$339.1
Goods in process	53.7	44.6
Raw materials and supplies	188.0	194.4
Less LIFO and other reserves	(72.6)	(63.6)

Total inventories, net	$542.6	$514.5

NOTE 7. NATURAL GAS HEDGES

We purchase natural gas for use in the manufacture of ceiling tiles and other products and to heat many of our facilities. As a result, we are exposed to movements in the price of natural gas. We have a policy of reducing short term cost volatility by purchasing natural gas forward contracts, purchased call options, and zero-cash collars. These instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying products are sold. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The fair value of these cash flow hedges at September 30, 2006 was a $3.8 million asset compared to an $18.7 million asset at December 31, 2005, primarily due to the price of natural gas decreasing during the year.

NOTE 8. EQUITY INVESTMENTS

Investments in affiliates of $95.0 million at September 30, 2006 reflected the equity interest in our 50% investment in the WAVE joint venture and our 50% investment in a China hardwood flooring joint venture. Both joint ventures are accounted for under the equity method of accounting. The balance increased $27.6 million from December 31, 2005 primarily due to our equity interest in WAVE’s earnings. Condensed income statement data for WAVE is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$82.7	$77.6	$260.2	$230.0
Gross profit	29.8	24.9	95.1	70.9
Net earnings	28.3	19.9	83.0	56.4

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

During the third quarter of 2006 an entrustment loan of $6.3 million was made to our China hardwood flooring joint venture to cover their short term working capital requirements. As of the end of the third quarter, no monies had been drawn by the joint venture.

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

As of January 1, 2006, we had goodwill of $134.2 million. Goodwill is required to be tested for impairment at least annually. We perform our annual assessment in the fourth quarter.

The following table represents the change in goodwill for the first nine months of 2006.

Goodwill by segment	January 1, 2006	Goodwill acquired	Adjustments, net(1)	Impairments	September 30, 2006
Wood Flooring	$108.2	$8.0	—	—	$116.2
Building Products	13.4	—	$0.9	—	14.3
Cabinets	12.6	—	—	—	12.6

Total consolidated goodwill	$134.2	$8.0	$0.9	—	$143.1

(1)	Consists of the effects of foreign exchange

We recognized $8.0 million of goodwill, $11.0 million of trademarks and $10.8 million of customer relationships during 2006 related to acquisitions. See Note 5 for further discussion of the acquisitions.

The following table details amounts related to our intangible assets as of September 30, 2006 and December 31, 2005.

	September 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Computer software	$67.2	$37.0	$102.1	$66.7
Customer relationships	10.8	0.3	—	—
Land use rights and other	4.6	1.2	4.5	1.1

Total	$82.6	$38.5	$106.6	$67.8

Unamortized intangible assets
Trademarks and brand names	$40.4		$29.3

Other intangible assets, gross	$123.0		$135.9

Aggregate Amortization Expense
For the nine months ended September 30, 2006		$12.0
For the nine months ended September 30, 2005		$12.8

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 10. RESTRUCTURING AND OTHER ACTIONS

Net restructuring charges of $10.0 million and $17.0 million were recorded in the first nine months of 2006 and 2005, respectively. These charges are summarized in the following table:

	Net Charge/(Reversal)
	Three Months Ended September 30,		Nine Months Ended September 30,
Action Title	2006	2005	2006	2005	Segment
Lancaster Plant	$(0.4)	$0.2	$9.6	$11.3	Resilient Flooring
Hoogezand	—	1.1	0.5	5.1	Building Products
U.K. Lease	(0.1)	—	(0.1)	—	Unallocated Corporate
North America SG&A	—	—	—	(0.1)	Resilient Flooring
Morristown	—	0.1	—	0.4	Cabinets
Searcy	—	—	—	0.1	Wood Flooring
Oss	—	—	—	0.2	Textiles & Sports Flooring

Total	$(0.5)	$1.4	$10.0	$17.0

Lancaster Plant: These charges related to the fourth quarter 2004 decision to cease commercial flooring production at Lancaster in 2006. Commercial flooring production requirements are being serviced in part by our other facilities around the world. Of the $9.6 million and $11.3 million charges in 2006 and 2005, $8.5 million and $10.5 million, respectively, are non-cash charges related to termination benefits to be paid through the U.S. pension plan. The other $1.1 million in 2006 and $0.8 million in 2005 are comprised of severance and related costs. The $0.4 million reversal in the third quarter related to certain severance accruals that were no longer necessary. We have incurred $26.9 million of severance and pension related restructuring charges to-date. We do not expect to incur any additional restructuring charges for severances and pension benefits in the remainder of 2006. Additionally, we recorded $0.3 million and $5.3 million of accelerated depreciation in 2006 and 2005, respectively, in cost of goods sold. We also recorded $9.3 million and $2.7 million of other related costs in 2006 and 2005, respectively, in cost of goods sold and $7.4 million in SG&A in 2006. We expect to incur approximately $0.2 million of other related costs in cost of good sold in the remainder of 2006. Further, we realized a gain of $14.3 million in SG&A in the second quarter of 2006 from the sale of a warehouse which became available as a result of this initiative.

Hoogezand: These charges are related to the first quarter 2004 decision to close the manufacturing facility and are comprised of severance and related costs. Closure of the plant was completed in the first quarter of 2005. The production was transferred to another Building Products location in Münster, Germany and resulted in a net reduction of approximately 72 positions. We have incurred restructuring charges of $17.7 million to-date, and expect to incur an additional $0.5 million in the remainder of 2006 and in 2007. Additionally, we recorded $0.5 million of accelerated depreciation in cost of goods sold in the first nine months of 2005, and $0.1 million and $0.6 million of other related costs in cost of goods sold in the first nine months of 2006 and 2005, respectively.

U.K. Lease: In 1996, we recorded a restructuring charge to reflect future rent associated with the vacated portion of a leased building. The lease extends through 2017. In the third quarter of 2006, we signed a new sublease agreement for a portion of the unused space and, accordingly, recorded a reduction of $0.1 million in our reserve to reflect the future expected sublease income.

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

The following table summarizes activity in the restructuring accruals for the first nine months of 2006 and 2005.

	Beginning Balance	Cash Payments	Net Charges	Other	Ending Balance
2006	$8.8	$(3.0)	$1.5	$0.5	$7.8
2005	24.8	(22.0)	6.5	(1.0)	8.3

The amount in “other” for 2006 and 2005 is related to the effects of foreign currency translation.

Of the September 30, 2006 and 2005 ending balances, $1.3 million is reported in liabilities subject to compromise.

Substantially all of the remaining balance of the restructuring accrual as of September 30, 2006 relates to the noncancelable U.K. operating lease, which extends through 2017, and severance for terminated employees with extended payouts, the majority of which will be paid in 2006.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 11. INCOME TAX EXPENSE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Earnings from continuing operations before income taxes	$63.7	$67.2	$177.7	$107.7
Income tax expense	24.5	21.1	70.3	47.5
Effective tax rate	38.5%	31.4%	39.6%	44.1%

The primary factor for the increase in the third quarter effective tax rate was an increase in non-deductible bankruptcy reorganization fees, partially offset by the finalization of tax benefits related to the 2005 subsidiary capital restructuring. The primary reduction in the nine month effective tax rate resulted from lower unbenefited foreign losses during 2006 compared to 2005. The 2005 third quarter and nine month tax rates were favorably impacted by the conclusion of IRS audit and appeals issues and the impact of American Jobs Creation Act dividends from foreign affiliates.

NOTE 12. PENSIONS

Following are the components of net periodic benefit costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$4.5	$6.2	$13.6	$18.5
Interest cost on projected benefit obligation	23.1	24.0	69.4	71.9
Expected return on plan assets	(40.5)	(39.4)	(121.5)	(118.4)
Amortization of prior service cost	2.3	4.1	6.7	12.4
Recognized net actuarial loss	0.4	0.3	1.3	1.1

Net periodic pension (credit)	$(10.2)	$(4.8)	$(30.5)	$(14.5)

Retiree Health and Life Insurance Benefits
Service cost of benefits earned	$0.6	$0.7	$1.8	$2.1
Interest cost on projected benefit obligation	5.0	5.2	14.9	15.5
Amortization of prior service benefit	(1.6)	(1.4)	(4.8)	(4.2)
Recognized net actuarial loss	3.2	2.9	9.4	8.9

Net periodic postretirement benefit cost	$7.2	$7.4	$21.3	$22.3

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Non-U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$1.9	$2.4	$7.2	$7.6
Interest cost on projected benefit obligation	4.4	5.3	14.7	16.5
Expected return on plan assets	(3.0)	(3.8)	(10.6)	(11.9)
Amortization of transition obligation	—	—	(0.1)	(0.1)
Amortization of prior service cost	0.1	0.1	0.5	0.2
Recognized net actuarial loss	0.8	0.4	2.2	1.4

Net periodic pension cost	$4.2	$4.4	$13.9	$13.7

In addition, we recorded a separate charge in the second quarter of 2006 of $8.5 million for a non-cash curtailment and settlement loss related to the transfer of a non-U.S. defined benefit plan to a multiemployer industry plan.

We previously disclosed in our financial statements for the year ended December 31, 2005 that we expected to contribute $23.9 million to our non-U.S. defined benefit pension plans in 2006. As of September 30, 2006, $32.2 million of contributions have been made. We presently anticipate contributing an additional $4.4 million to fund our non-U.S. pension plans in 2006 for a total of $36.6 million.

NOTE 13. PRODUCT WARRANTIES

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. Generally, the terms of these warranties range up to 25 years and provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The increase in the current year warranty accruals in 2006 compared to 2005 related primarily to a revision of certain assumptions used in prior periods when estimating the accrual for the Wood Flooring segment. The following table summarizes the activity for the accrual of product warranties for the first nine months of 2006 and 2005:

	2006	2005
Balance at January 1	$21.1	$22.6
Reductions for payments	(25.6)	(28.5)
Current year warranty accruals	30.5	29.7
Preexisting warranty accrual changes	—	(0.2)
Acquisitions	0.6	—
Effects of foreign exchange translation	0.5	(1.0)

Balance at September 30	$27.1	$22.6

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

During 1999, we adopted the 1999 Long-Term Incentive Plan (“1999 Plan”) which replaced the 1993 Plan. Pre-1999 grants made under predecessor plans will be governed under the provisions of those plans. The 1999 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, performance-restricted shares and restricted stock awards. The 1999 Plan also incorporates stock awards and cash incentive awards. No more than 3,250,000 shares of common stock were to be issued under the 1999 Plan, and no more than 300,000 of the shares were to be awarded in the form of performance restricted shares, restricted stock awards or stock awards.

During 2000, we adopted the Stock Award Plan (“2000 Plan”) to enable stock awards and restricted stock awards to officers, key employees and non-employee directors. No more than 750,000 treasury shares were to be awarded under the 2000 Plan.

All three of the plans discussed above were terminated upon AWI emerging from Chapter 11 on October 2, 2006. No equity based compensation has been granted since AWI filed for relief under Chapter 11 in December 2000 through September 30, 2006, other than commitments entered into prior to the Chapter 11 filing.

Options were granted to purchase shares at prices not less than the closing market price of the shares on the dates the options were granted. The options generally became exercisable in one to three years and expired 10 years from the date of grant. As of September 30, 2006, there were no stock options granted since 2001.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Changes in AHI option shares outstanding (thousands except for share price and life)	AHI Option Shares	Weighted-average exercise price	Weighted- average remaining contractual life (in years)
Option shares outstanding at January 1, 2006	1,987.3	$27.97
Options granted	—	—
Option shares exercised	—	—
Options cancelled	(213.6)	55.37

Option shares outstanding at September 30, 2006	1,773.7	$24.67	3.26

Option shares exercisable at September 30, 2006	1,773.7	$24.67	3.26

Shares available for grant	5,029.0

The intrinsic value of the AHI option shares outstanding and exercisable at September 30, 2006 was $0, as the exercise price of all AHI options exceeded the market price of the stock on that date.

Restricted stock awards were used for the purposes of recruitment, special recognition and retention of key employees. As of September 30, 2006, no award of restricted stock shares had been granted since 2000. As of September 30, 2006, there were 111,463 restricted shares of AHI common stock outstanding with 596 accumulated dividend equivalent shares.

On October 2, 2006, following the issuance by AWI of Common Shares to the Asbestos PI Trust in furtherance of the POR, the trust as the then sole shareholder of AWI acted by written consent to approve AWI’s 2006 Long-Term Incentive Plan.

NOTE 15. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2006	2005
Interest paid	$0.7	$1.5
Income taxes paid, net	$56.6	$41.1

NOTE 16. LITIGATION AND RELATED MATTERS

ASBESTOS-RELATED LITIGATION

(Note: Particular documents referred to in this section are available at www.armstrongplan.com)

On October 2, 2006 (the “Effective Date”), AWI’s plan of reorganization, which was confirmed by order dated August 18, 2006, became effective, and AWI emerged from Chapter 11. The following summarizes the asbestos-related litigation matters during the Chapter 11 Case and as of September 30, 2006, and how they were impacted by AWI’s emergence.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Two of AWI’s domestic subsidiaries also commenced Chapter 11 proceedings at the time of the Filing. AHI and all of AWI’s other direct and indirect subsidiaries and affiliates, including Armstrong Wood Products Inc. (formerly Triangle Pacific Corp.), WAVE (Armstrong’s ceiling grid systems joint venture with Worthington Industries, Inc.), Armstrong Canada and Armstrong DLW AG were not a part of the Filing and accordingly the liabilities, including asbestos-related liability if any, of such companies arising out of their own activities were not resolved in AWI’s Chapter 11 Case except for any asbestos-related liability that also relates, directly or indirectly, to the pre-Filing activities of AWI.

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

Due to the Filing, holders of asbestos-related personal injury claims were stayed from continuing to prosecute pending litigation and from commencing new lawsuits against AWI. In addition, AWI ceased making payments to the CCR with respect to asbestos-related personal injury claims, including payments pursuant to the outstanding SSP agreements. A creditors’ committee representing the interests of asbestos-related personal injury claimants and an individual representing the interests of future claimants was appointed in the Chapter 11 Case. Upon AWI’s emergence on October 2, 2006, the Asbestos Personal Injury Claimants’ Committee was disbanded. The Future Claimants’ Representative will continue to serve, but as of October 2, 2006 his expenses will be borne by the Asbestos Personal Injury Trust. See Note 2 regarding AWI’s Chapter 11 proceeding and its emergence from Chapter 11.

During 2003, AWI and the other parties in its Chapter 11 Case reached agreement on a plan of reorganization that addresses how all of AWI’s pre-Filing liabilities are to be settled. Several amendments to the plan of reorganization were filed, culminating in the Fourth Amended Plan of Reorganization filed with the Bankruptcy Court on May 23, 2003, which was modified by modifications filed with the Bankruptcy Court on October 17, 2003, November 10, 2003, December 3, 2004, and February 21, 2006, and which was confirmed by the U.S. District Court for the District of Delaware (the “Court”) on August 18, 2006. Such plan, as modified on May 23, 2003 and as from time to time modified through February 21, 2006 and then confirmed, is referred to in this report as the “POR”. See Note 2 for discussion on the Chapter 11 proceedings that led to AWI’s emergence from Chapter 11 on October 2, 2006.

A description of the components of the POR effecting AWI’s asbestos-related liability follows.

Asbestos PI Trust

Upon AWI’s Plan of Reorganization becoming effective on October 2, 2006, the Asbestos PI Trust was created, pursuant to section 524(g) of the Bankruptcy Code, for the purpose of addressing and resolving AWI’s personal injury (including wrongful death) asbestos-related liability. As of October 2, 2006, all present and future asbestos-related personal injury claims against AWI, including contribution claims of co-defendants, arising directly or indirectly out of AWI’s pre-Filing use of or other activities involving asbestos are channeled to the Asbestos PI Trust.

As part of the POR, in accordance with an 524(g) injunction issued under Section 524(g) and entered in connection with the POR, various entities are protected from such present and future asbestos-related personal injury claims. These entities include, among others, reorganized Armstrong, AHI, AWI’s subsidiaries and other affiliates (as defined in the POR), and their respective officers and directors. Now that it has emerged from Chapter 11, AWI does not have any responsibility for these claims (including claims against AWI based solely on its ownership of a subsidiary or other affiliate), nor does it participate in their resolution.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

However, although AWI’s domestic and foreign subsidiaries and other affiliates have certain protection afforded by the 524(g) injunction, asbestos-related personal injury claims against them will be channeled to the Asbestos PI Trust only to the extent such claims directly or indirectly relate to the manufacturing, installation, distribution or other activities of AWI or are based solely on AWI’s ownership of the subsidiaries or other affiliates (as distinguished from independent activities of the subsidiaries or affiliates). Currently, two asbestos-related personal injury litigations against subsidiaries of AWI allegedly arising out of such independent activities are pending. These claims will not be channeled to the Asbestos PI Trust under the POR inasmuch as they do not involve activities of AWI. The subsidiaries deny liability and are aggressively defending the matters. AWI has not recorded any liability for these matters. Management does not expect that any sum that may have to be paid in connection with these matters will be material to Armstrong.

In addition, workers’ compensation claims brought against AWI or its subsidiaries or other affiliates will not be channeled to the Asbestos PI Trust and will remain subject to the workers’ compensation process. Historically, workers’ compensation claims against AWI and its subsidiaries have not been significant in number or amount and AWI honored its obligations with respect to such claims during the Chapter 11 Case. Workers’ compensation law provides that the employer is responsible for evaluation, medical treatment and lost wages as a result of a job-related injury. Currently, AWI has four pending workers’ compensation claims, and a UK subsidiary has seven employer liability claims involving alleged asbestos exposure.

There also is uncertainty as to proceedings, if any, brought in certain foreign jurisdictions with respect to the effect of the 524(g) injunction in precluding the assertion in such jurisdictions of asbestos-related personal injury claims, proceedings related thereto or the enforcement of judgments rendered in such proceedings.

Management believes that neither AWI nor any of its subsidiaries or other affiliates is subject to any asbestos-related personal injury claims that will not be channeled to the Asbestos PI Trust under the POR and that are of a magnitude that, individually or collectively, would be material in amount to reorganized Armstrong.

Asbestos-Related Liability

Based upon events through early March 2003, specifically the parties’ agreement on the basic terms of the POR’s treatment of AWI’s asbestos-related liabilities under a plan of reorganization, management concluded that it could reasonably estimate its probable liability for AWI’s current and future asbestos-related personal injury claims. Accordingly, in the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase the balance sheet liability. The recorded asbestos-related liability for personal injury claims of approximately $3.2 billion at September 30, 2006 and December 31, 2005, which was treated as subject to compromise, represents the estimated amount of liability that is implied based upon the negotiated resolution reflected in the POR, the total consideration expected to be paid to the Asbestos PI Trust pursuant to the POR and an assumption for this purpose that the recovery value percentage for the allowed claims of the Asbestos PI Trust is equal to the estimated recovery value percentage for the allowed non-asbestos unsecured claims.

As of October 2, 2006, when the POR became effective, all present and future asbestos-related personal injury claims against AWI, including contribution claims of co-defendants, arising directly or indirectly out of AWI’s pre-Filing use of or other activities involving asbestos are channeled to the Asbestos PI Trust. AWI does not have any responsibility for these claims (including claims against AWI based solely on its ownership of a subsidiary or other affiliate), nor will it participate in their resolution. Accordingly, in the financial statements reported in AWI’s Form 10-K for the year 2006, AWI will reflect the resolution of this liability.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Insurance Recovery Proceedings

As of September 30, 2006, a substantial portion of AWI’s primary and remaining excess insurance asset is non-products (general liability) insurance for personal injury claims. AWI had entered into settlements with a number of the carriers resolving its coverage issues. However, an alternative dispute resolution (“ADR”) procedure was commenced against certain carriers to determine the percentage of resolved and unresolved claims that are non-products claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The non-products coverage potentially available is substantial and includes defense costs in addition to limits.

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

In July 2002, AWI filed a lawsuit against Liberty Mutual in the U.S. District Court for the Eastern District of Pennsylvania seeking, among other things, a declaratory judgment with respect to certain policy issues not subject to binding ADR. In October 2006, Liberty Mutual filed counterclaims and a jury demand requesting declaratory judgment in its favor. The U.S. District Court has not yet set a schedule to hear this matter.

On June 13, 2003, the New Hampshire Insurance Department placed The Home Insurance Company (“Home”) under an order of liquidation. Less than $10 million of AWI’s recorded insurance asset is based on policies with Home, which management believes is probable of recovery. AWI filed a proof of claim against Home during June 2004.

The issue of shared coverage with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) was resolved through a court-approved settlement among AWI, ACandS and the insurer, andAWI received net proceeds of $7 million during the third quarter of 2006. As part of the settlement, ACandS’s remaining limits for shared coverage was assigned to AWI.

On October 2, 2006, pursuant to the POR becoming effective, AWI transferred rights arising under liability insurance policies issued to AWI with respect to asbestos-related personal injury claims to the Asbestos PI Trust. As of October 2, 2006, resolution of the ADR and other asbestos-related personal injury insurance matters is the responsibility, and at the expense, of the Asbestos PI Trust.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Insurance Asset

An insurance asset in respect of asbestos claims in the amount of $91.5 million was recorded as of September 30, 2006 and $98.6 million as of December 31, 2005. The total amount recorded these periods reflected AWI’s belief that insurance proceeds will be recovered in this amount, based upon AWI’s success in insurance recoveries, settlement agreements that provide such coverage, the non-products recoveries by other companies and the opinion of outside counsel. Such insurance, in our opinion, is either available through settlement or probable of recovery through negotiation or litigation. Approximately $79 million of the asset was determined from agreed coverage in place.

In the financial statements reported in AWI’s Form 10-K for the year 2006, AWI will reflect the transfer, as of October 2, 2006, of rights arising under liability insurance policies issued to AWI with respect to asbestos-related personal injury claims to the Asbestos PI Trust.

Cash Flow Impact

As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related personal injury claims since the fourth quarter of 2000 through October 1, 2006. AWI did not receive any asbestos-related insurance recoveries during 2005 or during the first six months of 2006, but did receive $7 million in the third quarter of 2006 from the court-approved settlement with ACandS and the insurer, described above.

As of October 2, 2006, upon the POR becoming effective, all present and future asbestos-related personal injury claims against AWI, including contribution claims of co-defendants, arising directly or indirectly out of AWI’s pre-Filing use of or other activities involving asbestos, are channeled to the Asbestos PI Trust. Pursuant to the POR, the Asbestos PI Trust received its share of reorganized Armstrong’s new common shares, Available Cash, and net cash proceeds from the secured term loan borrowings. Pursuant to the POR, on October 2, 2006, AWI also transferred rights arising under liability insurance policies issued to AWI with respect to asbestos-related personal injury claims to the Asbestos PI Trust. Now that it has emerged from Chapter 11, AWI does not have any responsibility for these claims (including claims against AWI based solely on its ownership of a subsidiary or other affiliate), nor does it participate in their resolution. Following its distribution of consideration, described above, to the Asbestos PI Trust, AWI does not expect any future cash flow impact from asbestos-related personal injury claims against AWI.

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

Environmental Remediation

Summary

We are actively involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and similar state “Superfund” laws at 30 sites. We have also

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

been remediating environmental contamination resulting from past industrial activity at certain of our former plant sites. In most cases, we are one of many potentially responsible parties (“PRPs”) which have potential liability for the required investigation and remediation of each site. In some cases, we have agreed to jointly fund that required investigation and remediation, while at some sites, we dispute the liability, the proposed remedy or the proposed cost allocation among the PRPs. We may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.

Estimates of our future environmental liability at the Superfund sites and current or former plant sites are based on evaluations of currently available facts regarding each individual site and consider factors such as our activities in conjunction with the site, existing technology, presently enacted laws and regulations and prior company experience in remediating contaminated sites. Although current law imposes joint and several liability on all parties at Superfund sites, our contribution to the remediation of these sites is expected to be limited by the number of other companies also identified as potentially liable for site remediation. As a result, our estimated liability reflects only our expected share. In determining the probability of contribution, we consider the solvency of the parties, whether liability is being disputed, the terms of any existing agreements and experience with similar matters, and the impact of AWI’s emergence from Chapter 11 upon the validity of the claim.

Effects of Chapter 11

Upon AWI’s emergence from Chapter 11 on October 2, 2006, AWI’s environmental liabilities with respect to properties that AWI does not own or operate (such as formerly owned sites, or landfills to which AWI’s waste was taken) were discharged. Claims brought by a federal or state agency alleging that AWI should reimburse the claimant for money that it spent cleaning up a site which AWI does not own or operate, and claims by private parties, such as other PRPs with respect to sites with multiple PRPs, were discharged upon emergence. Now that it has emerged from Chapter 11, AWI does not have any responsibility for these claims.

Those environmental obligations that we have with respect to AWI’s subsidiaries, as well as those environmental claims AWI has with respect to property that it currently owns or operates, have not been discharged. Therefore, we will be required to continue meeting our on-going environmental compliance obligations at those sites.

In addition to the right to sue for reimbursement of the money it spends, however, CERCLA also gives the federal government the right to sue for an injunction compelling a defendant to perform a cleanup. Several state statutes give similar injunctive rights to those States. While we believe such rights against AWI were also discharged upon AWI’s emergence from Chapter 11, there does not appear to be controlling judicial precedent in that regard. Thus, according to some cases, while a governmental agency’s right to require AWI to reimburse it for the costs of cleaning up a site may be dischargeable, the same government agency’s right to compel us to spend our money cleaning up the same site may not be discharged even though the financial impact to AWI would be the same in both instances.

Specific Events

Upon emergence, AWI resolved its environmental liabilities at 21 active sites through its Chapter 11 Case. The liabilities at sixteen of these active sites have been resolved through the global environmental settlement (“Global Settlement”) with the Department of Justice (“DOJ”) and the EPA with respect to CERCLA liability. The Global Settlement also resolved AWI’s liability at 21 additional sites. The Global Settlement, which was approved by the Bankruptcy Court in October 2005, provided EPA an approved proof of claim in the amount of $8.7 million, which included $7.8 million with respect to the Peterson Puritan site. At one CERCLA site, however, AWI will continue to participate in the cleanup under a previously approved Consent Decree. In addition to the federal claims resolved by the Global Settlement, AWI’s emergence from Chapter 11 also resolved its environmental liabilities with respect to claims asserted by the State and/or private parties at 5 other sites.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

AWI is subject to a unilateral order by the Oregon Department of Environmental Quality (“DEQ”) to conduct a remedial investigation and feasibility study and any necessary remedial design and action at its St. Helens, Oregon facility, as well as the adjacent Scappoose Bay. AWI has denied liability for Scappoose Bay, but has cooperated with the DEQ regarding its owned property. Other potentially responsible parties who are not yet subject to orders by the DEQ include former site owners Owens Corning (“OC”) and Kaiser Gypsum Company, Inc. (“Kaiser”). AWI has entered into an agreement with Kaiser for the sharing of costs and responsibilities with respect to the remedial investigation, feasibility study and remedy selection at the site. OC has entered into a settlement with the DEQ, pursuant to which, OC has made a lump sum payment to the DEQ in exchange for contribution protection (including protection against common law and statutory contribution claims by AWI against OC), and a covenant not to sue. AWI has reached an agreement with the DEQ as to how these funds will be made available to reimburse AWI and Kaiser for a portion of their shared costs of investigation and remediation of the site. AWI has recorded an environmental liability with respect to the investigation and feasibility study at its St. Helen’s facility, but not for Scappoose Bay because AWI continues to dispute responsibility for contamination of Scappoose Bay.

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

Summary of Financial Position

Liabilities of $25.6 million and $27.3 million at September 30, 2006 and December 31, 2005, respectively were for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $19.5 million of the September 30, 2006 and $19.4 million of the December 31, 2005 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $2.3 million at September 30, 2006 and December 31, 2005.

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

NOTE 17. SUBSEQUENT EVENTS

On October 2, 2006, AWI’s court-approved Plan of Reorganization became effective, and AWI emerged from Chapter 11. See Notes 2 and 16 for further discussion of AWI’s emergence.

For the past several years, we have maintained an agreement with the lending institution of one of our flooring distributors. Under this agreement, if the distributor was to default on its obligations and the lender foreclosed on the assets, the bank could return a large portion of our products still at the distributor (subject to certain quality and roll size minimums) for a refund of original cost. In October 2006, the lending institution of the distributor notified Armstrong that the distributor had defaulted on its obligations. As of October 17, 2006, the amount of inventory held at the distributor was approximately $3 million. We are working with the distributor and its lending institution to determine the actual amount of inventory to be repurchased subject to the agreement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Armstrong World Industries, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Armstrong World Industries, Inc., and subsidiaries (“the Company”) as of September 30, 2006, the related condensed consolidated statements of earnings for the three and nine-month periods ended September 30, 2006 and 2005, and the related condensed consolidated statements of cash flows and shareholder’s equity for the nine-month periods ended September 30, 2006 and 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Armstrong World Industries, Inc., and subsidiaries as of December 31, 2005, and the related consolidated statements of earnings, cash flows and shareholder’s equity for the year then ended (not presented herein); and in our report dated February 23, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Philadelphia, Pennsylvania

October 30, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891. Armstrong Holdings, Inc. (“AHI”) is a Pennsylvania corporation and, as of September 30, 2006, was the publicly held parent holding company of AWI. Armstrong Holdings, Inc.’s only operation was its indirect ownership, through Armstrong Worldwide, Inc. (a Delaware corporation), of all of the capital stock of AWI. Upon AWI’s Plan of Reorganization (the “POR”) becoming effective on October 2, 2006, all then-current shares of AWI were cancelled and AHI no longer has any ownership interest in AWI. We include separate financial statements for Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries in this report because, as of September 30, 2006, both companies had public securities that were registered under the Securities Exchange Act of 1934. The differences between the financial statements of Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries included in this report are primarily due to transactions that occurred in 2000 related to the formation of Armstrong Holdings, Inc. and to employee compensation-related stock activity. When we refer to “we”, “our” and “us” in this report, we are referring to AHI and AWI through October 1, 2006 and reorganized Armstrong as it was reorganized under the POR thereafter. References in this report to “reorganized Armstrong” are to AWI as it was reorganized under the POR on October 2, 2006, and its subsidiaries collectively.

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

On December 6, 2000, AWI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to use the court-supervised reorganization process to achieve a resolution of its asbestos liability. Also filing under Chapter 11 were two of AWI’s wholly-owned subsidiaries, Nitram Liquidators, Inc. and Desseaux Corporation of North America, Inc. The Chapter 11 cases are being jointly administered under case number 00-4471 (the “Chapter 11 Case”). Through October 1, 2006, AWI operated its business and managed its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. On October 2, 2006, AWI’s court-approved Plan of Reorganization became effective, and AWI emerged from Chapter 11. AWI’s two wholly-owned subsidiaries that commenced Chapter 11 proceedings at the same time as AWI remain in Chapter 11. See Note 2 of the Condensed Consolidated Financial Statements for information on the Chapter 11 Case and Note 16 of the Condensed Consolidated Financial Statements for information on asbestos litigation.

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

See Note 3 of the Condensed Consolidated Financial Statements for additional financial information on our reportable segments.

Financial highlights for the third quarter and first nine months:

			Change is Favorable/(Unfavorable)
			As Reported	Excluding Effects of Foreign Exchange Rates
	2006	2005
Three months ended September 30
Total Consolidated Net Sales	$973.6	$937.0	3.9%	2.4%

Operating Income	$67.4	$66.5	1.4%	0.9%

Net increase/(decrease) in cash and cash equivalents	$(14.4)	$80.7	Unfavorable	Unfavorable

Nine months ended September 30
Total Consolidated Net Sales	$2,795.7	$2,696.7	3.7%	4.1%

Operating Income	$188.1	$110.8	69.8%	66.3%

Net increase/(decrease) in cash and cash equivalents	$(81.6)	$24.9	Unfavorable	Unfavorable

In the third quarter of 2006, positive trends in Building Products and Cabinets were sustained but year-to-date growth trends in our residential businesses, particularly in Wood Flooring, were tempered by the slow-down in the U.S. housing markets.

•	Resilient Flooring earnings declined on lower sales and increased spending related to cost reduction initiatives.

•	Wood Flooring had declining sales and earnings on significantly softer markets. Increased promotional spending also hurt earnings.

•	Textiles and Sports Flooring continued to grow sales on the strength of pricing and improved product mix.

•	Building Products sustained sales and earnings growth trends, with particular strength in the Americas.

•	Cabinets continued to reverse the prior year’s operating loss to deliver operating income on increased sales and stabilized operating performance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

In the third quarter of 2006, cash decreased primarily due to debt repayments by subsidiaries not involved in our Chapter 11 case, increased capital expenditures, contributions to under-funded non-U.S. pension funds, investments in acquisitions and higher spending on cost reduction initiatives.

Factors Affecting Revenues

Markets. We compete in building material markets around the world. The majority of our sales opportunity is in the North American and European markets. During the third quarter of 2006, these markets experienced the following:

•	In the U.S. residential market, housing activity continued its precipitous decline with total housing starts falling sharply in the third quarter of 2006 to 1.74 million units (at seasonally adjusted and annualized rates) compared to 2.10 million units in the same period of 2005, a decrease of over 17%. Additionally, sales of existing homes declined nearly 12% year-over-year from 7.17 million homes in July and August 2005 to 6.32 million homes in the same months of 2006. Total U.S. housing completions ticked upwards by 2.1% to 1.97 million units completed in the third quarter compared to 1.93 million units in the same period of 2005.

U.S. retail sales through building materials, garden equipment and supply stores (an indicator of home renovation activity) have continued to increase, rising nearly 9% in the third quarter of 2006 over sales levels in the third quarter of 2005, according to figures from the U.S. Census Bureau. This growth has been partially due to the strong sales of existing homes last year, after allowing for the usual lag for renovation-related expenditures. Continued strength in employment conditions and job security have also sustained solid retail sales and consumer confidence.

•	The North American commercial market remained strong across all segments in the third quarter of 2006 in dollar terms, driven by price gains amidst construction material inflation. Construction completions in the office, healthcare, retail and education segments increased between 8.3% (education) and 17.6% (office) compared to the third quarter of 2005. Industry statistics indicate that commercial starts have improved in 2006, with emphasis on office and education and softness in the health care and retail segments. Office vacancy rates in the third quarter were the lowest since the third quarter of 2001.

•	In Europe, markets in Western European countries generally remained soft with pockets of modest growth, while Eastern European markets continued to grow.

•	Growth continued across most Pacific Rim markets.

Quality and Customer Service Issues. Our quality and customer service are critical components of our total value proposition. In the third quarter of 2006, we experienced no significant quality or customer service issues.

Pricing Initiatives. We periodically modify prices in response to changes in costs for raw materials and energy, and to market conditions and the competitive environment. The net impact of these pricing initiatives improved sales in the first nine months of 2006 compared to the first nine months of 2005. The most significant pricing actions were:

•	In Resilient Flooring, we announced price increases in the third quarter of 2006 in response to inflationary cost pressures. These increases were offset by price concessions on certain products due to competitive pressures.

•	In Wood Flooring, there have been no significant pricing actions in 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

•	In Building Products, we implemented previously announced price increases in the third quarter of 2006 in response to inflationary cost pressures.

•	In Cabinets, we implemented a January 2006 price increase.

In certain cases, price increases realized are less than the announced price increases because of our response to competitive actions and changing market conditions.

Pricing actions increased consolidated net sales in the third quarter of 2006 by approximately $19 million and in the first nine months of 2006 by approximately $38 million, when compared to the same periods of 2005.

Sales Mix. Our strategy to grow earnings includes improving profitability by increasing the portion of our sales that is derived from higher value products. Conversely, competitive changes sometimes result in lower sales related to product, geographic or channel mix. The net impact of mix improved sales in every segment for the first nine months of 2006 compared to the same period in 2005. The most significant impacts were:

•	In Resilient Flooring, North American sales benefited from the rapid growth of laminate flooring.

•	In Wood Flooring, faster growth in engineered products and the recently acquired premium HomerWood products improved sales.

•	Textile and Sports Flooring benefited from increased sales of higher value broadloom and carpet tile products.

•	In Building Products, North American sales continued to benefit from the introduction of new high value products.

•	Cabinets sales improved on an improved product portfolio including the addition of higher value maple and cherry products.

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

Our largest individual raw material expenditures are for lumber and veneers, PVC resins, backings for various flooring products and plasticizers. Fluctuations in the prices of these raw materials are generally beyond our control and have a direct impact on our financial results. In 2006 we experienced the following:

•	PVC is a widely used, oil-based raw material. We experience cost pressures on PVC when energy prices increase and when industrial demand for the material increases. Our cost to acquire PVC resin and plasticizers prices increased by approximately $3 million in the third quarter of 2006 compared to the third quarter of 2005 and increased approximately $9 million in the nine month comparative period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

We incurred approximately $2 million of additional costs for natural gas in the third quarter of 2006 compared to the third quarter of 2005, and approximately $15 million of additional costs for natural gas in the first nine months of 2006 compared to the first nine months of 2005, due to price increases. For the remainder of 2006, we expect year-on-year increases to continue at a moderated pace.

In our normal course of business, we transfer certain products between locations to take advantage of our production capabilities and to better service our customers’ needs. During the third quarter of 2006 freight costs increased by approximately $1 million and grew about $8 million in the first nine months compared to the same periods in 2005. The increases were due to rising fuel costs and the need to maintain customer service levels.

Cost Reduction Initiatives. During 2004, we implemented several significant manufacturing and organizational programs to improve our cost structure and enhance our competitive position. We did not initiate any additional manufacturing or organizational programs in 2005 or the first nine months of 2006 but did incur costs in the first nine months of 2006 and 2005 related to previously announced cost reduction initiatives. The major 2004 programs were:

•	We ceased production of certain products at our Resilient Flooring manufacturing plant in Lancaster, Pennsylvania, transferring production to other Resilient Flooring plants.

•	We announced that we would cease production at our Building Products plant in The Netherlands. Acceptance of the closure proposal was received from the local works council in the fourth quarter of 2004. The plant ceased production in the first quarter of 2005, and production was transferred to another Building Products location.

•	We ceased production at our Cabinets manufacturing plant in Morristown, Tennessee, transferring production to other Cabinets plants.

•	We restructured the sales force and management structure in our North America flooring organization.

•	We announced that we would cease production at our Wood Flooring manufacturing plant in Searcy, Arkansas. Production ended in the first quarter of 2005, and was transferred to other Wood Flooring plants.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

We incurred the following expenses in 2006 due to implementing these initiatives:

	SG&A	Cost of Goods Sold	Restructuring Charges	Total Expenses
Three months ended September 30, 2006
Resilient Flooring	$6.2	$1.6	$(0.4)	$7.4
Wood Flooring	—	—	—	—
Textiles & Sports Flooring	—	—	—	—
Building Products	—	—	—	—
Cabinets	—	—	—	—
Unallocated Corporate	—	—	(0.1)	(0.1)

Total Consolidated	$6.2	$1.6	$(0.5)	$7.3

Nine months ended September 30, 2006
Resilient Flooring	$7.4	$9.6	$9.6	$26.6
Wood Flooring	—	0.7	—	0.7
Textiles & Sports Flooring	—	—	—	—
Building Products	—	0.1	0.5	0.6
Cabinets	—	—	—	—
Unallocated Corporate	—	—	(0.1)	(0.1)

Total Consolidated	$7.4	$10.4	$10.0	$27.8

The Resilient Flooring SG&A costs in both the third quarter and the first nine months of 2006 relate to the Lancaster Plant cost reduction initiative. Cost of goods sold includes $1.6 million of other related costs in the third quarter, and $0.7 million of fixed asset impairments, $0.3 million of accelerated depreciation and $9.4 million of other related costs in the first nine months of 2006.

In addition, we realized a gain of $14.3 million in SG&A in the second quarter of 2006 from the sale of a warehouse which became available as a result of the Resilient Flooring cost reduction initiatives.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

We incurred the following expenses in 2005 due to implementing these initiatives:

	Cost of Goods Sold	Restructuring Charges	Total Expenses
Three months ended September 30, 2005
Resilient Flooring	$2.5	$0.2	$2.7
Wood Flooring	—	—	—
Textiles & Sports Flooring	—	—	—
Building Products	0.1	1.1	1.2
Cabinets	0.2	0.1	0.3

Total Consolidated	$2.8	$1.4	$4.2

Nine months ended September 30, 2005
Resilient Flooring	$8.0	$11.2	$19.2
Wood Flooring	—	0.1	0.1
Textiles & Sports Flooring	—	0.2	0.2
Building Products	1.1	5.1	6.2
Cabinets	1.1	0.4	1.5

Total Consolidated	$10.2	$17.0	$27.2

Cost of goods sold includes $1.7 million of accelerated depreciation and $1.1 million of other related costs in the third quarter, and $6.0 million of accelerated depreciation and $4.2 million of other related costs in the first nine months of 2005.

See Note 10 of the Condensed Consolidated Financial Statements for more information on restructuring charges.

On-going Cost Reduction. In addition to significant cost reduction programs we have an ongoing focus on continuously improving our cost structure.

As a result of these cost reduction initiatives and our on-going productivity improvement efforts, we have realized significant reductions in our manufacturing conversion costs.

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

During the first nine months of 2006, our cash and cash equivalents balance decreased by $81.6 million, compared to an increase of $24.9 million during the same period of 2005. The difference was due primarily to investments in acquisitions, debt repayments by subsidiaries not involved in our Chapter 11 case, increased capital expenditures and contributions to under-funded non-U.S. pension funds partially offset by proceeds from sale of assets. See Financial Condition and Liquidity for further discussion.

Employee Relations

As of September 30, 2006, we had approximately 14,500 full-time and part-time employees worldwide, compared to approximately 14,900 employees as of December 31, 2005. The decline reflects headcount reductions in both production and staff positions as part of ongoing cost reduction efforts. As of the date of this filing, no employees are working under expired contracts.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

RESULTS OF OPERATIONS

Unless otherwise indicated, net sales in these results of operations are reported based upon the location where the sale was made.

2006 COMPARED TO 2005

CONSOLIDATED RESULTS

			Change is Favorable/(Unfavorable)
			As Reported	Excluding Effects of Foreign Exchange Rates(1)
	2006	2005
Three months ended September 30
Net Sales:
Americas	$684.2	$674.8	1.4%	1.0%
Europe	255.2	231.8	10.1%	5.0%
Pacific Rim	34.2	30.4	12.5%	12.9%

Total Consolidated Net Sales	$973.6	$937.0	3.9%	2.4%

Operating Income	$67.4	$66.5	1.4%	0.9%

Nine months ended September 30
Net Sales:
Americas	$2,014.3	$1,936.5	4.0%	3.6%
Europe	685.0	673.5	1.7%	4.3%
Pacific Rim	96.4	86.7	11.2%	12.5%

Total Consolidated Net Sales	$2,795.7	$2,696.7	3.7%	4.1%

Operating Income	$188.1	$110.8	69.8%	66.3%

(1)	Excludes a favorable foreign exchange effect in translation on net sales of $13.4 million for three months and an unfavorable effect of $10.4 million for nine months. Excludes favorable foreign exchange effect in translation on operating income of $0.3 million for three months and $2.3 million for nine months.

Net sales in the Americas increased in the third quarter primarily on the strength of Building Products. Growth in Building Products, Cabinets and Wood Flooring sales more than offset declines in Resilient Flooring for the first nine months.

Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets also increased in both the third quarter and for the first nine months on sales growth in both Building Products and the European flooring segments.

Excluding the translation effect of changes in foreign exchange rates, double-digit net sales growth in the Pacific Rim in both the third quarter and for the first nine months on increased Building Products and Resilient Flooring sales.

Cost of goods sold in the third quarter of 2006 was 76.7% of net sales, compared to 76.9% in the same period of 2005. Cost of goods sold in the first nine months of 2006 was 77.6% of net sales, compared to 77.9% in the same period of 2005. Year-over-year productivity improvements benefited 2006 margins, while 2005 margins include the one-time benefit from an accrual related to a favorable decision in a breach of contract dispute and from proceeds received from a business interruption insurance claim.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

SG&A in the third quarter of 2006 was $173.7 million (17.8% of net sales) and $469.9 million (16.8% of net sales) for the first nine months of 2006, compared to $158.2 million (16.9% of net sales) and $495.6 million (18.4% of net sales) for the corresponding 2005 periods. Excluding the translation effect of changes in foreign exchange rates of $2.7 million, SG&A expenses in the third quarter of 2006 were $12.6 million higher than the 2005 SG&A expenses, primarily due to $6.2 million of expenses associated with the closure of the Lancaster plant and to a $5.0 million contribution to the Armstrong Foundation (a community giving program funded by Armstrong). Excluding the translation effect of changes in foreign exchange rates of $(4.8) million, SG&A expenses in the first nine months of 2006 were $21.1 million lower than the 2005 SG&A expenses, primarily as a result of a $17 million gain related to the sale of buildings.

We recorded net restructuring charges of $(0.5) million in the third quarter and $10.0 million in the first nine months of 2006 compared to $1.4 million in the third quarter and $17.0 million in the first nine months of 2005. See Note 10 of the Condensed Consolidated Financial Statements for a description of the restructuring actions.

Equity earnings, primarily from our WAVE joint venture, were $14.1 million in the third quarter of 2006 compared to $9.9 million for the third quarter of 2005, and $41.4 million in the first nine months of 2006 compared to $28.2 million for the first nine months of 2005. See Note 8 for further information.

Operating income of $67.4 million in the third quarter and $188.1 million in the first nine months of 2006 compared to operating income of $66.5 million and $110.8 million in the same periods of 2005.

Interest expense was $2.1 million in the third quarter of 2006, compared to $2.2 million in the third quarter of 2005. Interest expense was $5.9 million in the first nine months of 2006, compared to $6.5 million in the first nine months of 2005. In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $19.3 million in the third quarter and $57.6 million in the first nine months of 2006 and $20.5 million in the third quarter and $63.6 million in the first nine months of 2005. Unrecorded interest expense reflects the amount of interest expense we would have incurred under the original maturities of prepetition debt.

Income tax expense of $24.5 million and $70.3 million for the third quarter and first nine months of 2006 compared to $21.1 million and $47.5 million in the comparable 2005 periods. We reported an effective income tax rate of 38.5% for the third quarter compared to a tax rate of 31.4% for the same period in 2005. The primary factor for the increase in the third quarter effective tax rate was an increase in non-deductible bankruptcy reorganization fees, partially offset by the finalization of tax benefits related to the 2005 subsidiary capital restructuring. We reported an effective income tax rate of 39.6% for the nine months compared to a tax rate of 43.9% for the same period in 2005. The primary reduction in the nine month effective tax rate resulted from lower unbenefited foreign losses during 2006 compared to 2005. The 2005 third quarter and nine month tax rates were favorably impacted by the conclusion of IRS audit and appeals issues and the impact of American Jobs Creation Act dividends from foreign affiliates.

Net earnings of $39.2 million for the third quarter and $107.4 million for the first nine months of 2006 compared to net earnings of $46.1 million for the third quarter and $60.8 million for the first nine months of 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

REPORTABLE SEGMENT RESULTS

Resilient Flooring

			Change is Favorable/(Unfavorable)
			As Reported	Excluding Effects of Foreign Exchange Rates(1)
	2006	2005
Three months ended September 30
Net Sales:
Americas	$224.0	$233.5	(4.1)%	(4.7)%
Europe	66.0	64.6	2.2%	(2.7)%
Pacific Rim	14.8	13.4	10.4%	11.3%

Total Segment Net Sales	$304.8	$311.5	(2.2)%	(3.6)%

Operating Income/(Loss)	$(2.9)	$7.7	Unfavorable	Unfavorable

Nine months ended September 30
Net Sales:
Americas	$662.7	$677.5	(2.2)%	(2.8)%
Europe	187.7	197.7	(5.1)%	(2.5)%
Pacific Rim	43.5	38.8	12.1%	14.2%

Total Segment Net Sales	$893.9	$914.0	(2.2)%	(2.0)%

Operating Income/(Loss)	$11.3	$(5.8)	Favorable	Favorable

(1)	Excludes favorable foreign exchange rate effect in translation on net sales of $4.6 million for three months and unfavorable $1.7 million for nine months. Excludes favorable foreign exchange rate effect in translation on operating income of $0.1 million for three months and $1.4 million for nine months.

Net sales in the Americas in the third quarter and first nine months declined $9.5 million and $14.8 million respectively on volume declines in vinyl products and lower selling prices for laminate. These were partially offset by growth in laminate volume and for the nine month period, growth in sales of commercial vinyl products.

Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets in the third quarter and first nine months declined $1.8 million and $4.8 million respectively as lower volumes more than offset improvements in price realization and product/geographic mix.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim in the third quarter and first nine months increased $1.5 million and $5.4 million respectively on improved product mix, and higher volume for the nine month period.

Operating income for the third quarter declined $10.6 million as sales declines, increased spending on cost reduction initiatives and raw material inflation more than offset benefits from previously implemented cost reductions. In addition, operating income in the third quarter of 2005 included a $5.2 million gain from the settlement of a breach of contract dispute and $2.4 million of proceeds received from a business interruption insurance claim. Through nine months operating income improved by $17.1 million, which includes $17 million in net gains from the sale of buildings in 2006. The operating loss in the first nine months of 2005 included the gain from the settlement of a breach of contract dispute and proceeds received from a business interruption insurance claim, as described previously.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Wood Flooring

			Change is Favorable/ (Unfavorable)
	2006	2005
Three months ended September 30
Total Segment Net Sales(1)	$217.2	$220.2	(1.4)%

Operating Income	$16.5	$25.7	(35.8)%

Nine months ended September 30
Total Segment Net Sales(1)	$645.0	$624.9	3.2%

Operating Income	$46.2	$54.4	(15.1)%

(1)	Virtually all Wood Flooring products are sold in the Americas, primarily in the U.S.

Net sales for the third quarter decreased by $3.0 million. The decrease was primarily due to volume declines from the residential housing market slowdown in both engineered and solid wood floors which more than offset the benefit from previously announced acquisitions. Through the first nine months net sales increased by $20.1 million on the benefit from previously announced acquisitions and volume growth in both engineered and solid wood floors, which were only partially offset by price declines.

Operating income for the third quarter and first nine months decreased by $9.2 million and $8.2 million respectively. For the quarter, operating income decreased primarily due to volume declines, raw material inflation and increased investment in promotional efforts. The 2005 quarter also included the benefit from the settlement of a breach of contract dispute. Through nine months, increased sales volume and production efficiencies offset price declines and approximately $4 million in charges related to warranty reserves and a fixed asset write-down.

Textiles and Sports Flooring

			Change is Favorable/(Unfavorable)
			As Reported	Excluding Effects of Foreign Exchange Rates(1)
	2006	2005
Three months ended September 30
Total Segment Net Sales	$86.3	$79.7	8.3%	3.2%

Operating Income	$4.2	$3.2	31.3%	23.5%

Nine months ended September 30
Total Segment Net Sales	$222.6	$211.4	5.3%	7.4%

Operating (Loss)	$(4.9)	$(3.2)	(53.1)%	Unfavorable

(1)	Excludes favorable foreign exchange rate effect in translation on net sales of $3.9 million for three months and an unfavorable $4.1 million for nine months. Excludes favorable foreign exchange rate effect in translation on operating income of $0.2 million for three months and $0.9 million for nine months.

Excluding the translation effects of changes in foreign exchange rates, net sales for the third quarter and first nine months increased by $2.7 million and $15.3 million respectively. In the third quarter, net sales benefited from higher volume and improved pricing in carpet tiles and improved pricing and product mix in broadloom carpet. For the first nine months, higher volume in broadloom carpet and carpet tiles combined with improved product mix to drive the sales growth.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Operating income for the third quarter improved $1.0 million, primarily due to sales growth. Through nine months, operating losses increased by $1.7 million, primarily due to an $8.5 million non-cash charge related to the transfer or a defined benefit pension plan to a multiemployer industry plan, partially offset by sales growth.

Building Products

			Change is Favorable
			As Reported	Excluding Effects of Foreign Exchange Rates(1)
	2006	2005
Three months ended September 30
Net Sales:
Americas	$182.2	$163.7	11.3%	10.7%
Europe	102.9	87.5	17.6%	12.3%
Pacific Rim	19.4	17.0	14.1%	14.1%

Total Segment Net Sales	$304.5	$268.2	13.5%	11.5%

Operating Income	$59.7	$43.1	38.5%	37.2%

Nine months ended September 30
Net Sales:
Americas	$532.2	$472.2	12.7%	12.0%
Europe	274.7	264.4	3.9%	6.8%
Pacific Rim	52.9	47.9	10.4%	11.1%

Total Segment Net Sales	$859.8	$784.5	9.6%	10.2%

Operating Income	$152.9	$116.0	31.8%	31.9%

(1)	Excludes favorable foreign exchange rate effect in translation on net sales of $5.0 million for three months and unfavorable $4.6 million for nine months. Excludes favorable foreign exchange rate effect in translation on operating income of $0.4 million for three months and unfavorable $0.1 million for nine months.

Net sales in the Americas for the third quarter and first nine months increased by $18.5 million and $60.0 million respectively. The growth in sales over both periods was driven by price increases made to offset inflationary pressures and by improved product mix. Through nine months increased volume in the strong U.S. Commercial markets also contributed to growth. This year-over-year volume growth moderated in the third quarter as we began to lap the market improvement that began in the second half of 2005.

Excluding the translation effect of changes in foreign exchange rates, net sales in Europe for the third quarter and first nine months increased by $11.3 million and $17.6 million respectively. Over both periods, increased sales of metal ceilings and improved price and product mix offset volume declines in mineral fiber ceilings across weak Western European markets.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim for the third quarter and first nine months increased by $2.4 million and $5.3 million respectively on strong sales in Australia and India.

Operating income for the third quarter and first nine months increased by $16.6 million and $36.9 million respectively on improved price realization, better product mix and increased equity earnings in WAVE, only partially offset by inflation in raw materials, energy and freight.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Cabinets

			Change is Favorable
	2006	2005
Three months ended September 30
Total Segment Net Sales(1)	$60.8	$57.4	5.9%

Operating Income/(Loss)	$3.8	$(0.3)	Favorable

Nine months ended September 30
Total Segment Net Sales(1)	$174.4	$161.9	7.7%

Operating Income/(Loss)	$6.1	$(9.5)	Favorable

(1)	Substantially all Cabinets products are sold in the U.S.

Net sales for the third quarter and first nine months increased by $3.4 million and $12.5 million respectively on higher selling prices and improved product mix, which more than offset lower volume due to declines in the residential market.

Operating income for the third quarter and first nine months increased by $4.1 million and $15.6 million respectively, primarily driven by the sales growth. In addition, the 2005 operating loss included higher SG&A expense and costs related to the shutdown of the Morristown, Tennessee manufacturing plant which were not repeated in 2006.

Unallocated Corporate

Unallocated corporate expense of $13.9 million in the third quarter increased from $12.9 million in the prior year due to a $5 million increased U.S. pension credit related to plan changes and favorable asset performance, offset by a $5.0 million contribution to the Armstrong Foundation, the settlement of a liability related to a previously divested business and increased incentive compensation. For the first nine months of 2006 expense of $23.5 million decreased from $41.1 million in the comparable period of 2005 primarily due to a $16 million increased U.S. pension credit related to plan changes and favorable asset performance, partially offset by a $5.0 million contribution to the Armstrong Foundation, the settlement of a liability related to a previously divested business and increased incentive compensation. In addition, the first nine months of 2006 included a gain related to an $8.6 million settlement of a patent infringement case.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

As shown on the Condensed Consolidated Statements of Cash Flows, our cash and cash equivalents balance decreased by $81.6 million in the first nine months of 2006, compared to a $24.9 million increase in the first nine months of 2005.

Operating activities in the first nine months of 2006 provided $58.0 million of net cash, compared to $63.5 million provided in the same period of 2005. The $5.5 million change was primarily due to a relative increase in inventories and contributions to non-U.S. under-funded pension plans, partially offset by higher earnings and a lower increase in receivables.

Net cash used for investing activities was $113.7 million in the first nine months of 2006, compared to $41.1 million in 2005. The increase was due to investments in acquisitions partially offset by proceeds received from the sale of assets. In addition, in the first nine months of 2005 we received proceeds of $20.6 million from the sale of our equity interest in Interface Solutions, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Net cash of $31.3 million was used by our financing activities in the first nine months of 2006, compared to $7.8 million provided in the same period of 2005. The change is due to higher debt repayments by subsidiaries not involved in our Chapter 11 case.

Balance Sheet and Liquidity

Changes in significant balance sheet accounts and groups of accounts from December 31, 2005 to September 30, 2006 are as follows:

	September 30, 2006	December 31, 2005	Increase/ (Decrease)
Cash and cash equivalents	$520.6	$602.2	$(81.6)

Current assets, excluding cash and cash equivalents	1,047.2	959.1	88.1

Current assets	$1,567.8	$1,561.3	$6.5

The decrease in cash and cash equivalents was described previously (see “Cash Flow”). The increase in current assets, excluding cash and cash equivalents, was primarily due to an increase in receivables due to higher sales in September of 2006 compared to December of 2005, and to an increase in inventory to sustain customer service levels, partially offset by a reduction in prepaid expenses.

	September 30, 2006	December 31, 2005	Increase
Property, plant and equipment, net	$1,164.0	$1,145.3	$18.7

The change was due to capital expenditures of $93.0 million, acquired fixed assets of $26.2 million and foreign currency translation. This was mostly offset by scheduled depreciation of $88.8 million and the sale of certain assets.

Credit Facilities

Through October 1, 2006, AWI had a $75 million debtor-in-possession credit facility that was limited to issuances of letters of credit. As of September 30, 2006 and December 31, 2005, AWI had $43.4 million and $43.3 million, respectively, in letters of credit outstanding pursuant to the DIP credit facility. The DIP credit facility also contained several covenants including, among other things, limits on asset sales and capital expenditures and a required ratio of debt to cash flow. We were in compliance with all of the DIP facility covenants. The covenants did not impair our operating ability.

Pursuant to AWI emerging from Chapter 11 on October 2, 2006, the DIP facility was cancelled as of that date. As of October 2, 2006, reorganized Armstrong had available a $300 million revolving credit facility. By October 16, 2006, reorganized Armstrong received commitments for, and the proceeds from, $800 million of secured term loan borrowings. See Note 2 for additional information about this financing.

Liquidity

Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal needs, if required. For certain international operations that were not participating in our Chapter 11 Case, we had lines of credit of $47.8 million at September 30, 2006, of which $5.1 million was used and $42.7 million was available. However, these lines of credit are uncommitted, and poor operating results or credit concerns at the related foreign subsidiaries could result in the lines being withdrawn by the lenders. We have been able to maintain and, as needed, replace credit facilities to support our operations. Additionally, we had letter of credit issuance capabilities under the DIP Facility which, as of our emergence date, was replaced with a revolving credit facility (described above). We believe that cash on hand and generated from operations, together with lines of credit and the revolving credit facility, will be adequate to address reorganized Armstrong’s foreseeable liquidity needs in the normal course of business operations and to meet scheduled debt obligations consisting of principal and debt repayments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

As of September 30, 2006, AHI’s only operation was its indirect ownership of all the capital stock of AWI. As a result of AWI emerging from Chapter 11 on October 2, 2006 and all-then current shares of AWI being cancelled, AHI does not have any current operational activities but certain AWI Chapter 11 related matters concerning AHI remain unresolved (see Note 2 for additional information). Pursuant to the POR, AWI is required to bear certain costs and expenses that are incurred by AHI over a reasonable period to effect an orderly transition in its affairs following AWI’s emergence from Chapter 11, including the costs and expenses of preparing, submitting to AHI’s shareholders and, if approved by AHI’s shareholders, implementing a plan of dissolution and liquidation. Accordingly, as a result of such obligations of AWI, AHI currently expects to have adequate liquidity to satisfy its anticipated administrative costs during such transition period. If AHI determines not to pursue its dissolution, there can be no assurance that AWI will continue to bear the costs and expenses of AHI.

New Accounting Pronouncements

In connection with AWI’s emergence from Chapter 11 on October 2, 2006, reorganized Armstrong will adopt fresh-start reporting in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code “ (“SOP 90-7”). As a result of the application of fresh-start reporting as of October 2, 2006, changes in accounting principles that will be required in reorganized Armstrong’s financial statements within the twelve months following our emergence date must be adopted at the time fresh-start reporting is adopted.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertain tax positions and adds new required annual disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. However, due to the requirements of fresh-start reporting, reorganized Armstrong was required to adopt FIN 48 effective October 2, 2006. We continue to evaluate the effects of this pronouncement and expect to complete this analysis during the fourth quarter of 2006.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), “Fair Value Measurements,” which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect any material impact on reorganized Armstrong or AHI from adopting FAS 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“FAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which establishes recognition and disclosure provisions for sponsors of defined benefit pension and other postretirement benefit plans. FAS 158 is effective for fiscal years ending after December 15, 2006. Due to the requirements of fresh-start reporting, reorganized Armstrong is required to adopt FAS 158 effective October 2, 2006. As part of fresh-start reporting, AWI will recognize all unrecognized gains, losses, and prior service cost existing at October 2, 2006. The equity adjustment for FAS 158 in reorganized Armstrong’s December 31, 2006 balance sheet will therefore represent only gains and losses incurred in the fourth quarter of 2006. FAS 158 will have no impact on AHI, as AHI does not have any pension or postretirement benefit plans after October 2, 2006.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Quantification of Misstatements,” which provides guidance to public companies related to quantifying prior period misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Due to the requirements of fresh-start reporting, reorganized Armstrong is required to adopt SAB 108 effective October 2, 2006. We do not expect any material impact on reorganized Armstrong or AHI from adopting SAB 108.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2005 Form 10-K filing. There have been no significant changes in our financial instruments or market risk exposures from the amounts and descriptions disclosed therein.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 16 of the Condensed Consolidated Financial Statements for a full description of our legal proceedings.

Item 1A. Risk Factors

See page 4 for our “Risk Factors” discussion which has been updated from the risk factors previously disclosed in Part I, Item 1A of our 2005 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with the consummation of AWI’s Fourth Amended Plan of Reorganization, as modified, dated February 21, 2006 (the “POR”), AWI issued on October 2, 2006 and October 17, 2006 a total of approximately 55,862,000 Common Shares to the Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust (the “Asbestos PI Trust”) and to holders of allowed general unsecured creditor claims against AWI, in discharge as provided by the POR of claims against AWI. An additional 538,000 Common Shares were reserved for issuance under the POR pending the resolution of unresolved unsecured creditor claims. The issuance of such shares was reported in AWI’s Current Reports on Form 8-K filed with the Commission on October 2, 2006 and October 10, 2006 and the nature of the claims in consideration of which such shares were or are to be issued is discussed further in Note 2 to our financial statements for the quarter ended September 30, 2006 included in this report. The issuance of such shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 1145 of the Bankruptcy Code.

Item 4. Submission of Matters to a Vote of Security Holders.

On October 2, 2006, following the issuance by AWI of Common Shares to the Asbestos PI Trust in furtherance of the POR, the trust as the then sole shareholder of AWI acted by written consent to approve AWI’s 2006 Long-Term Incentive Plan.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
No. 3.1	Amended and Restated Certificate of Incorporation of Armstrong World Industries, Inc. is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 3.1.

No. 3.2	Armstrong World Industries, Inc.’s Bylaws are incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein they appeared as Exhibit 3.2.

No. 3.3	Armstrong Holdings, Inc.’s Bylaws, as amended, effective October 2, 2006, are filed herewith.

No. 3.4	Armstrong Holdings, Inc.’s Amended and Restated Articles of Incorporation are incorporated by reference from the Current Report on Form 8-K dated May 9, 2000, wherein it appeared as Exhibit 3.1(i). (SEC File No. 000-50408)

No. 4.1	Armstrong Holdings, Inc.’s Shareholder Summary of Rights to Purchase Preferred Stock as amended and restated as of February 20, 2006 is incorporated by reference from the 2005 Annual Report on Form 10-K wherein it appeared as Exhibit 4.1.

No. 4.2	Armstrong World Industries, Inc.’s Retirement Savings and Stock Ownership Plan effective as of October 1, 1996, as amended April 12, 2001 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, wherein it appeared as Exhibit 4. * (SEC File No. 1-2116)

No. 4.3	Armstrong World Industries, Inc.’s $450,000,000 Credit Agreement (5-year) dated as of October 29, 1998, among Armstrong World Industries, Inc., The Chase Manhattan Bank, as administrative agent, and the banks listed therein, is incorporated by reference from the 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(f). (SEC File No. 1-2116)

No. 4.4	Armstrong World Industries, Inc.’s Indenture, dated as of August 6, 1996, between Armstrong World Industries, Inc. and The Chase Manhattan Bank, formerly known as Chemical Bank, as successor to Mellon Bank, N.A., as Trustee, is incorporated by reference from Armstrong World Industries, Inc.’s registration statement on Form S-3/A dated August 14, 1996, wherein it appeared as Exhibit 4.1. (SEC File No. 1-2116)

No 4.5	Instrument of Resignation, Appointment and Acceptance dated as of December 1, 2000 among Armstrong World Industries, Inc., The Chase Manhattan Bank and Wells Fargo Bank Minnesota, National Association, regarding Armstrong World Industries, Inc.’s Indenture, dated as of August 6, 1996, between Armstrong World Industries, Inc. and The Chase Manhattan Bank, formerly known as Chemical Bank, as successor to Mellon Bank, N.A., as Trustee, is incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 4(e). (SEC File No. 1-2116)

No. 4.6	Copy of portions of Armstrong World Industries, Inc.’s Board of Directors’ Pricing Committee’s resolutions establishing the terms and conditions of $200,000,000 of 6.35% Senior Notes Due 2003 and $150,000,000 of 6 1/2% Senior Notes Due 2005, is incorporated by reference from the 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(h). (SEC File No. 1-2116)

No. 4.7	Copy of portions of Armstrong World Industries, Inc.’s Board of Directors’ Pricing Committee’s resolutions establishing the terms and conditions of $180,000,000 of 7.45% Senior Quarterly Interest Bonds Due 2038, is incorporated by reference from the 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(i). (SEC File No. 1-2116)

No. 4.8	Note Purchase Agreement dated June 19, 1989 for 8.43% Series A Guaranteed Serial ESOP Notes due 1989 –2001 and 9.00% Series B Guaranteed Serial ESOP Notes due 2000-2004 for the Armstrong World Industries, Inc. Employee Stock Ownership Plan (“Share in Success Plan”) Trust, with Armstrong World Industries, Inc. as guarantor is incorporated by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s registration statement on Form 10-Q for the quarter ended September 30, 2000, wherein it appeared as Exhibit 4(a). (SEC File No. 1-2116)

No. 4.9	Armstrong World Industries, Inc.’s $300,000,000 Revolving Credit and Guarantee Agreement dated December 6, 2000, between Armstrong World Industries, Inc. and The Chase Manhattan Bank and the banks referenced therein; the First Amendment to this Agreement, dated February 2, 2001; and the Amendment Letter to this Agreement, dated February 28, 2001, are incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 4(i). (SEC File No. 1-2116)

No. 4.10	Second, Third, Fourth, Fifth, Sixth and Seventh Amendments to Armstrong World Industries, Inc.’s December 6, 2000 Debtor in Possession Credit Facility dated May 29, 2001; June 4, 2001; October 30, 2002; October 31, 2003; October 14, 2004; and October 27, 2005, respectively, are incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, wherein they appeared as Exhibit 4.10.

No. 4.11	Instrument of Resignation, Appointment and Acceptance dated June 14, 2005, among Armstrong World Industries, Inc., J. P. Morgan Trust Company, National Association, successor-in-interest to Bank One Trust Company, N.A. (J. P. Morgan) and Law Debenture Trust Company of New York (“Law Debenture”), whereby J. P. Morgan resigned as trustee and Law Debenture accepted the appointment as successor trustee under the Indenture dated March 15, 1988 between Armstrong World Industries, Inc. and Morgan Guaranty Trust Company of New York, as supplemented by the supplemental indenture dated as of October 19, 1990 between Armstrong World Industries, Inc. and First National Bank of Chicago, J. P. Morgan Trust Company, National Association successor-in-interest to Bank One Trust Company (relating to Armstrong World Industries, Inc.’s $125 million 9-3/4% Debentures due 2008 and Series A Medium Term Notes which is incorporated by reference from the 1995 Annual Report on Form 10-K wherein it appeared as Exhibit 4(c) (SEC File No. 1-2116)) is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, wherein it appeared as Exhibit 4.11.

No. 4.12	Senior Indenture dated as of December 23, 1998 between Armstrong World Industries, Inc. and First National Bank of Chicago, as Trustee, is incorporated by reference from Armstrong World Industries, Inc.’s Registration Statement on Form S-3 (File No. 333- 74501) dated March 16, 1999, wherein it appeared as Exhibit 4.3. (SEC File No. 1-2116)

No. 4.13	Global Note representing $200 million of 7.45% Senior Notes due 2029 is incorporated by reference from the Current Report on Form 8-K filed on May 29, 1999, wherein it appeared as Exhibit 4.2. (SEC File No. 1-2116)

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

No. 10.1	Armstrong World Industries, Inc.’s Agreement Concerning Asbestos-Related Claims dated June 19, 1985, (the “Wellington Agreement”) among Armstrong World Industries, Inc. and other companies is incorporated by reference from the 1997 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(a). (SEC File No. 1-2116)

No. 10.2	Producer Agreement concerning Center for Claims Resolution, as amended, among Armstrong World Industries, Inc. and other companies is incorporated by reference from the 1999 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(b). (SEC File No. 1-2116)

No. 10.3	Armstrong World Industries, Inc.’s 1993 Long-Term Stock Incentive Plan is incorporated by reference from the 1993 Proxy Statement wherein it appeared as Exhibit A. * (SEC File No. 1-2116)

No. 10.4	Armstrong World Industries, Inc.’s Directors’ Retirement Income Plan, as amended, is incorporated by reference from the 1996 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(c). * (SEC File No. 1-2116)

No. 10.5	Armstrong World Industries, Inc. and Armstrong Holdings, Inc.’s Management Achievement Plan for Key Executives, as amended August 1, 2005, is incorporated by reference from the Current Report on Form 8-K filed on September 30, 2005, wherein it appeared as Exhibit 10.1.*

No. 10.6	Armstrong World Industries, Inc.’s Retirement Benefit Equity Plan (formerly known as the Excess Benefit Plan), as amended January 1, 2000 is incorporated by reference from the 1999 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(e). * (SEC File No. 1-2116)

No. 10.7	Armstrong Holdings, Inc.’s Deferred Compensation Plan, as amended May 1, 2000, is incorporated by reference from the 2000 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(f). * (SEC File No. 000-50408)

No. 10.8	Armstrong World Industries, Inc.’s Severance Pay Plan for Salaried Employees, as amended January 1, 2003 and March 15, 2005 in incorporated by reference from the 2004 Annual Report on Form 10-K wherein it appeared as Exhibit 10.8.*

No. 10.9	Armstrong World Industries, Inc.’s 1999 Long-Term Incentive Plan and Supplement dated August 1, 2005, are incorporated by reference from the Current Report on Form 8-K filed on September 30, 2005, wherein they appeared as Exhibit 10.2 and Exhibit 10.3.*

No. 10.10	Form of Change in Control Agreement between Armstrong World Industries, Inc. and certain officers is incorporated by reference from the 2000 Annual Report on Form 10-K wherein it appears as Exhibit 10(iii)(k). * (SEC File No. 1-2116)

No. 10.11	Change in Control Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart, dated August 7, 2000 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, wherein it appeared as Exhibit 10(e). * (SEC File No. 000-50408)

No. 10.12	Form of Indemnification Agreement among Armstrong Holdings, Inc., Armstrong World Industries, Inc. and certain directors and officers is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, wherein it appeared as Exhibit 10(iii)(a). * (SEC File No. 000-50408)

No. 10.13	Form of Indemnification Agreement among Armstrong Holdings, Inc., Armstrong World Industries, Inc. and certain directors is incorporated by reference from the 2003 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(q). * (SEC File No. 000-50408)

No. 10.14	Form of Indemnification Agreement among Armstrong Holdings, Inc., Armstrong World Industries, Inc. and certain directors is incorporated by reference from the 2001 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(s). * (SEC File No. 000-50406)

No. 10.15	Armstrong World Industries, Inc.’s Bonus Replacement Retirement Plan, dated as of January 1, 1998, as amended, is incorporated by reference from the 1998 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(m). * (SEC File No. 1-2116)

No. 10.16	Employment Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart dated August 7, 2000 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(a). * (SEC File No. 000-50408)

No. 10.17	Amendment to August 7, 2000 Employment Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, wherein it appeared as Exhibit 10. * (SEC File No. 000-50408)

No. 10.18	Armstrong Holdings, Inc.’s Stock Award Plan is incorporated by reference from Armstrong Holdings, Inc.’s registration statement on Form S-8 filed August 16, 2000, wherein it appeared as Exhibit 4.1. * (SEC File No. 000-50408)

No. 10.19	Management Services Agreement between Armstrong Holdings, Inc. and Armstrong World Industries, Inc., dated August 7, 2000 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(g). * (SEC File No. 000-50408)

No. 10.20	Form of Amendment of Restricted Stock Award Agreements between Armstrong Holdings, Inc. and the following executive officers: M.D. Lockhart, S.J. Senkowski and W.C. Rodruan dated July 22, 2002 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 wherein it appeared as Exhibit 10. *

No. 10.21	Hiring Agreement between Armstrong World Industries, Inc. and F. Nicholas Grasberger III dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K on January 6, 2005, wherein it appeared as Exhibit 10.1. *

No. 10.22	Change in Control Agreement between Armstrong World Industries, Inc. and F. Nicholas Grasberger III dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K on January 6, 2005, wherein it appeared as Exhibit 10.2. *

No. 10.23	Indemnification Agreement between Armstrong World Industries, Inc. and F. Nicholas Grasberger III dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K on January 6, 2005, wherein it appeared as Exhibit 10.3. *

No. 10.24	Order of the U.S. District Court Authorizing and Approving Continued Cash Retention Program for Key Employees dated December 9, 2004, is incorporated by reference from the Current Report filed on Form 8-K on February 3, 2005, wherein it appeared as Exhibit 99.1.*

No. 10.25	Executive Officer Compensation Arrangements between Armstrong World Industries Inc. and certain executive officers are incorporated by reference from the 2004 Annual Report on Form 10-K wherein they appeared as Exhibit 10.29. *

No. 10.26	Form of Long-Term Incentive Plan 2005 award letter regarding executive participation in the 1999 Long-Term Incentive Plan is incorporated by reference from the 2004 Annual Report on Form 10-K wherein it appeared as Exhibit 10.30. *

No. 10.27	Armstrong World Industries, Inc.’s Nonqualified Deferred Compensation Plan effective January 2005 is incorporated by reference from the 2005 Annual Report on Form 10-K wherein it appeared as Exhibit 10.29. *

No. 10.28	Summary of Armstrong Nonemployee Director Compensation is incorporated by reference from the 2004 Annual Report on Form 10-K wherein it appeared as Exhibit 10.32. *

No. 10.29	Agreement of Purchase and Sale between S-J Realty Management, LLC and Armstrong World Industries, Inc. dated December 5, 2005, is incorporated by reference from the Current Report filed on Form 8-K on January 30, 2006, wherein it appeared as Exhibit 10.1.

No. 10.30	Form of grant letter regarding executive officer participation in Armstrong World Industries, Inc.’s 2006 retention payment program is incorporated by reference from the Current Report filed on Form 8-K on January 30, 2006, wherein it appeared as Exhibit 10.1.*

No. 10.31	Order of the U.S. District Court dated January 26, 2006, and related Armstrong World Industries, Inc.’s Motion for an Order Authorizing and Approving Continued Cash Retention Program for Key Employees, is incorporated by reference from the Current Report filed on Form 8-K/A on February 2, 2006, wherein it appeared as Exhibit 99.1 *

No. 10.32	Form of Long-Term Incentive Plan 2006 award letter regarding executive participation in the 2006 Long-Term Incentive Plan is incorporated by reference from the 2005 Annual Report on Form 10-K wherein it appeared as Exhibit 10.37. *

No. 10.33	Change in Control Agreement between Armstrong World Industries, Inc. and Donald A. McCunniff dated March 13, 2006 is incorporated by reference from the Current Report filed on Form 8-K on March 14, 2006, wherein it appeared as Exhibit 10.1. *

No. 10.34	Indemnification Agreement between Armstrong World Industries, Inc. and Donald A. McCunniff dated March 13, 2006 is incorporated by reference from the Current Report filed on Form 8-K on March 14, 2006, wherein it appeared as Exhibit 10.2. *

No. 10.35	Credit Agreement, dated as of October 2, 2006, by and among the Company, certain subsidiaries of the Company as guarantors, Bank of America, N.A., as Administrative Agent, the other lenders party thereto, JP Morgan Chase Bank, N.A. and Barclays Bank PLC, as Co-Syndication Agents and LaSalle Bank National Association and the Bank of Nova Scotia, as Co-Documentation Agents, is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.1.

No. 10.36	The Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust Agreement dated as of October 2, 2006, by and among Armstrong World Industries, Inc. and, as trustees, Anne M. Ferazzi, Harry Huge, Paul A. Knuti, Lewis R. Sifford and Thomas M. Tully is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.2.

No. 10.37	Stockholder and Registration Rights Agreement, dated as of October 2, 2006, by and between Armstrong World Industries, Inc. and the Armstrong World Industries, Inc. Asbestos Personal Injury Asbestos Trust is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.3.

No. 10.38	Armstrong World Industries, Inc. 2006 Long-Term Incentive Plan is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.4.*

No. 10.39	Form of Armstrong World Industries, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.5.*

No. 10.40	Form of Armstrong World Industries, Inc. 2006 Long-Term Incentive Plan Restricted Stock Award Agreement is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.6.*

No. 10.41	Form of Armstrong World Industries, Inc. 2006 Long-Term Incentive Plan notice of restricted stock and/or option award is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.7.*

No. 10.42	Form of Indemnification Agreement for directors and officers of Armstrong World Industries, Inc. is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.8.*

No. 10.43	2006 Director Phantom Stock Unit Plan is incorporated by reference from the Current Report on Form 8-K dated October 23, 2006, wherein it appeared as Exhibit 10.1.*

No. 10.44	2006 Director Phantom Stock Unit Agreement is incorporated by reference from the Current Report on Form 8-K dated October 23, 2006, wherein it appeared as Exhibit 10.2.*

No. 10.45	2006 Director Phantom Stock Unit Agreement is incorporated by reference from the Current Report on Form 8-K dated October 23, 2006, wherein it appeared as Exhibit 10.3.*

No. 15.1	Awareness Letter from Independent Registered Public Accounting Firm.

No. 15.2	Awareness Letter from Independent Registered Public Accounting Firm.

No. 31.1	Certification of Principal Executive Officer of Armstrong Holdings, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 31.2	Certification of Principal Financial Officer of Armstrong Holdings, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 31.3	Certification of Principal Executive Officer of Armstrong World Industries, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 31.4	Certification of Principal Financial Officer of Armstrong World Industries, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 32.1	Certification of Chief Executive Officer of Armstrong Holdings, Inc. required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

No. 32.2	Certification of Chief Financial Officer of Armstrong Holdings, Inc. required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

No. 32.3	Certification of Chief Executive Officer of Armstrong World Industries, Inc. required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).
No. 32.4	Certification of Chief Financial Officer of Armstrong World Industries, Inc. required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

*	Management Contract or Compensatory Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Armstrong Holdings, Inc.
Armstrong World Industries, Inc.

By:	/s/ F. Nicholas Grasberger III
F. Nicholas Grasberger III, Senior Vice President
and Chief Financial Officer

By:	/s/ John N. Rigas
John N. Rigas, Senior Vice President,
Secretary and General Counsel

By:	/s/ William C. Rodruan
William C. Rodruan, Vice President and Controller (Principal Accounting Officer)

Date: October 30, 2006

EXHIBIT INDEX

No. 3.1	Armstrong Holdings, Inc. Bylaws, as amended effective October 2, 2006.

No. 15.1	Awareness Letter from Independent Registered Public Accounting Firm.

No. 15.2	Awareness Letter from Independent Registered Public Accounting Firm.

No. 31.1	Certification of Principal Executive Officer of Armstrong Holdings, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 31.2	Certification of Principal Financial Officer of Armstrong Holdings, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 31.3	Certification of Principal Executive Officer of Armstrong World Industries, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 31.4	Certification of Principal Financial Officer of Armstrong World Industries, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 32.1	Certification of Chief Executive Officer of Armstrong Holdings, Inc. required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

No. 32.2	Certification of Chief Financial Officer of Armstrong Holdings, Inc. required by Rule 13a-14(b) and18 U.S.C. Section 1350 (furnished herewith).

No. 32.3	Certification of Chief Executive Officer of Armstrong World Industries, Inc. required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

No. 32.4	Certification of Chief Financial Officer of Armstrong World Industries, Inc. required by Rule 13a-14(b) and18 U.S.C. Section 1350 (furnished herewith).