Form 10-K
period 2006-12-31
ARMSTRONG WORLD INDUSTRIES INC
filed 2007-03-30
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Title of each class

Common Stock ($0.01 par value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

The Common Stock of Armstrong World Industries, Inc. was not publicly traded as of the end of the second quarter (June 30, 2006). As of March 23, 2007, the number of shares outstanding of registrant’s Common Stock was 56,341,091.

Documents Incorporated by Reference

None

Uncertainties Affecting Forward-Looking Statements

Our disclosures here and in other public documents and comments contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Those statements provide our future expectations or forecasts, and can be identified by our use of words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “outlook,” etc. in discussions of future operating or financial performance or the outcome of contingencies such as liabilities or legal proceedings.

Any of our forward-looking statements may turn out to be wrong. Actual future results may differ materially. Forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We undertake no obligation to update any forward-looking statement.

You should take into account risks and uncertainties that affect our business, operations and financial condition in evaluating any investment decision involving Armstrong. It is not possible to predict all factors that could cause actual results to differ materially from expected and historical results. The discussion in the “Risk Factors” section below at Item 1A is a summary of what we currently believe to be our most significant risk factors. Related disclosures in subsequent 10-K, 10-Q and 8-K reports should also be consulted.

PART I

ITEM 1.	BUSINESS

Introduction

Armstrong World Industries, Inc. (“AWI” or “the Company”) is a Pennsylvania corporation incorporated in 1891. On December 6, 2000, AWI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in order to use the court-supervised reorganization process to achieve a resolution of AWI’s asbestos-related liability. On October 2, 2006, AWI’s plan of reorganization (the “POR”), as confirmed by the U.S. District Court for the District of Delaware by order dated August 18, 2006, became effective, and AWI emerged from Chapter 11.

Armstrong Holdings, Inc. (“AHI”) is a Pennsylvania corporation and, as of September 30, 2006, was the publicly held parent holding company of AWI. Armstrong Holdings, Inc.’s only operation was its indirect ownership, through Armstrong Worldwide, Inc. (“AWWD,” a Delaware corporation), of all of the capital stock of AWI. Upon AWI’s POR becoming effective on October 2, 2006, all then-current shares of AWI were cancelled, and AHI was not entitled to any distribution under the POR in respect of its former equity interest in AWI. AHI, AWWD and AWI have a settlement (“the Settlement”) of claims pending court approval in AWI’s Chapter 11 case. See Note 1 to the Consolidated Financial Statements for additional information about AWI’s Chapter 11 case and the Settlement.

In connection with its emergence from bankruptcy on October 2, 2006 (the “Effective Date”), AWI adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Adopting fresh-start reporting has resulted in material adjustments to the historical carrying amount of reorganized Armstrong’s assets and liabilities. See Note 3 to the consolidated financial statements for more information. As a result, our post-emergence financial statements are not comparable with our pre-emergence financial statements. Despite the lack of comparability, we have combined the results of the Predecessor Company (which represent the first nine months of 2006) with the results of the Successor Company (which represent the last three months of 2006) in certain sections of this report to provide a total year view of operating results. Combining pre-emergence and post-emergence results is not in accordance with U.S. generally accepted accounting principles (“GAAP”).

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

General

We are a leading global producer of flooring products and ceiling systems for use primarily in the construction and renovation of commercial, institutional and residential buildings. Through our United States (“U.S.”) operations and U.S. and international subsidiaries, we design, manufacture and sell flooring products (primarily resilient and wood flooring) and ceiling systems (primarily mineral fiber, fiberglass and metal) around the world. We also design, manufacture and sell kitchen and bathroom cabinets in the U.S.

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

Chapter 11 Proceeding

On December 6, 2000, AWI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to use the court-supervised reorganization process to achieve a resolution of its asbestos liability. Also filing under Chapter 11 were two of AWI’s wholly-owned subsidiaries, Nitram Liquidators, Inc. and Desseaux Corporation of North America, Inc. The Chapter 11 cases are being jointly administered under case number 00-4471 (the “Chapter 11 Case”). Through October 1, 2006, AWI operated its business and managed its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. On October 2, 2006, when all conditions precedent were met, AWI’s court-approved Plan of Reorganization became effective, and AWI emerged from Chapter 11. AWI’s two wholly-owned subsidiaries that commenced Chapter 11 proceedings at the same time as AWI remain in Chapter 11. See Note 1 of the Consolidated Financial Statements for information on the Chapter 11 Case and Note 32 of the Consolidated Financial Statements for information on asbestos litigation.

Reportable Segments

Resilient Flooring — produces and sources a broad range of floor coverings primarily for homes and commercial and institutional buildings. Manufactured products in this segment include vinyl sheet, vinyl tile, linoleum flooring, luxury vinyl tile, automotive carpeting and other specialized textile floor products. In addition, our Resilient Flooring segment sources and sells laminate flooring products, ceramic tile products, adhesives, installation and maintenance materials and accessories. Resilient Flooring products are offered in a wide variety of types, designs and colors. We sell these products to wholesalers, large home centers, retailers, contractors and to the manufactured homes industry.

Wood Flooring — produces and sources wood flooring products for use in new residential construction and renovation, with some commercial applications in stores, restaurants and high-end offices. The product offering includes solid wood (predominantly pre-finished), pre-finished engineered wood floors in various wood species (with oak being the primary species of choice) and related accessories. Virtually all of our Wood Flooring’s sales are in North America. Our Wood Flooring products are generally sold to independent wholesale flooring distributors and large home centers under the brand names Bruce®, Hartco®, Robbins®, Timberland®, Armstrong™, HomerWood®, Capella® and T. Morton™.

Building Products — produces suspended mineral fiber, soft fiber and metal ceiling systems for use in commercial, institutional and residential settings. In addition, our Building Products segment sources complementary ceiling products. Our products are available in numerous colors, performance characteristics and designs, and offer attributes such as acoustical control, rated fire protection and aesthetic appeal. Commercial ceiling materials and accessories are sold to ceiling systems contractors and to resale distributors. Residential ceiling products are sold primarily in North America to wholesalers and retailers (including large home centers). Suspension system (grid) products manufactured by WAVE are sold by both Armstrong and our WAVE joint venture.

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

Unallocated Corporate - includes assets and expenses that have not been allocated to the business units. Unallocated Corporate assets are primarily deferred tax assets, cash, the Armstrong brand name and the U.S. prepaid pension cost. Expenses for our corporate departments and certain benefit plans are allocated to the reportable segments based on known metrics, such as time reporting, headcount or square-footage. The remaining expenses, which cannot be attributable to the reportable segments without a high degree of generalization, are reported in Unallocated Corporate.

The following chart illustrates the breakdown of our consolidated net sales for the year ended December 31, 2006 by segment:

2006 Consolidated Net Sales by Segment

(in millions)

See Note 4 of the Consolidated Financial Statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K for additional financial information on our reportable segments.

Markets

The major markets in which we compete are:

North American Residential. Nearly one-half of our total consolidated net sales are for North American residential use. Our Resilient Flooring, Wood Flooring, Building Products and Cabinets segments sell products for use in the home. Homeowners have a multitude of finishing solution options for every room in their house. For flooring, they can choose from our vinyl and wood products, for which we are North America’s largest provider, or from our laminate and ceramic products. We compete directly with other domestic and international suppliers of these products. Our flooring products also compete with carpet, which we do not offer. Our ceiling products compete against mineral fiber and fiberglass products from other manufacturers, as well as drywall installations. In the kitchen and bath areas, we compete with thousands of other cabinet manufacturers that include large diversified corporations as well as small local craftsmen.

Our products are used in new home construction and existing home renovation work. Industry estimates are that existing home renovation (also known as replacement / remodel) work represents approximately two-thirds of the total North American residential market opportunity. Key U.S. statistics that indicate market opportunity include existing home sales (a key indicator for renovation opportunity), housing starts, housing completions, interest rates and consumer confidence. For our Resilient Flooring and Wood Flooring products, we believe there is some longer-term correlation between these statistics and our revenue, after reflecting a lag period between change in construction activity and our operating results of approximately several months. However, we believe that consumers’ preferences for product type, style, color, availability and affordability also significantly impact our revenue. Further, changes in inventory levels and product focus at national home centers, which are our largest customers, can also significantly impact our revenue. Sales of our ceiling products for residential use appear to follow the trend of existing home sales, with a several month lag period between change in existing home sales and our related operating results.

North American Commercial. Nearly one-third of our total consolidated net sales are for North American commercial use. Many of our products, primarily ceilings and Resilient Flooring, are used in commercial and institutional buildings. Our revenue opportunities come from new construction as well as renovation of existing buildings. Renovation work is estimated to represent approximately three-fourths of the total North American commercial market opportunity. Most of our revenue comes from four major segments of commercial building – office, education, retail and healthcare. We monitor U.S. construction starts (an indicator of U.S. monthly construction activity that provides us a reasonable indication of upcoming opportunity) and follow new projects. We have found that our revenue from new construction can lag behind construction starts by as much as one year. We also monitor office vacancy rates and general employment levels, which can indicate movement in renovation and new construction opportunities. We believe that these statistics, taking into account the time-lag effect, provide a reasonable indication of our future revenue opportunity from commercial renovation and new construction.

Non-North American. The non-North American geographies account for about one-fourth of our total consolidated net sales. The vast majority of our revenues generated outside of North America are in Europe and are commercial in nature. For the countries in which we have significant revenue, we monitor various national statistics (such as GDP) as well as known new projects. Revenues come primarily from new construction and renovation work.

The following table provides an estimate of our segments’ 2006 net sales, by major markets.

(Estimated percentages of individual segment’s sales)	North American Residential	North American Commercial	Non-North American	Total
Resilient Flooring	40%	30%	30%	100%
Wood Flooring	95%	5%	—	100%
Building Products	10%	50%	40%	100%
Cabinets	100%	—	—	100%

Geographic Areas

We sell our products in more than 80 countries. Approximately 76% of our 2006 revenue was derived from sales in the Americas, the vast majority of which came in the United States and Canada. The following chart illustrates the breakdown of our consolidated net sales for the year ended December 31, 2006 by region, based on where the sale was made:

2006 Consolidated Net Sales by Geography

(in millions)

See Note 4 of the Consolidated Financial Statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K for financial information by geographic areas.

Customers

We use our reputation, capabilities, service and brand recognition to develop long-standing relationships with our customers. We principally sell products through building materials distributors, who re-sell our products to retailers, builders, contractors, installers and others. In the commercial sector, we also sell to several contractors and to subcontractors’ alliances. In the North American retail channel, which sells to end-users in the residential and light commercial segments, we have important relationships with national home centers such as The Home Depot, Inc. and Lowe’s Companies, Inc. In the North American residential sector, we have important relationships with major homebuilders and buying groups.

The following charts illustrate the estimated breakdown of our 2006 consolidated net sales geographically by distribution channel:

Net sales (in millions) to specific customers in excess of 10% of our consolidated net sales for 2006, 2005 and 2004 were:

Customer	2006	2005	2004
The Home Depot, Inc.	$364.1	$384.1	$393.4

Net sales to The Home Depot were recorded in our Resilient Flooring, Wood Flooring and Building Products segments. No other customers accounted for 10% or more of our total consolidated net sales.

Competition

There is strong competition in all of the reportable segments in which we do business. Principal methods of competition include product performance, product styling, service and price. Competition in North America comes from both domestic and international manufacturers. Additionally, some of our products compete with alternative products or finishing solutions, such as our resilient, laminate and wood flooring products competing with carpet products, and our ceiling products competing with drywall and exposed structure (also known as open plenum). There is excess industry capacity for certain products in some geographies, which tends to increase price competition. The following companies are our primary competitors:

Flooring segments – Amtico International, Inc., Anderson Hardwood Floors, Inc., Balta Industries, N.V., Beaulieu International Group, N.V., Columbia Forest Products, Inc., Congoleum Corporation, Faus, Inc., Forbo Holding AG, Gerflor Group, Interface, Inc., Krono Holding AG, Mannington Mills, Inc., Mohawk Industries, Inc., Pergo AB, Shaw Industries, Inc., Tarkett AG and Wilsonart International.

Building Products – CertainTeed, Chicago Metallic Corporation, Georgia-Pacific Corporation, Knauf AMF GmbH & Co. KG, Lafarge SA, Odenwald Faserplattenwerk GmbH, Rockfon A/S, Saint-Gobain and USG Corporation.

Cabinets – American Woodmark Corporation, Fortune Brands, Inc. and Masco Corporation.

Raw Materials

Raw materials essential to our businesses are purchased worldwide in the ordinary course of business from numerous suppliers. The principal raw materials used in each business include the following:

Business	Principal Raw Materials
Resilient Flooring	Polyvinylchloride (“PVC”) resins and films, plasticizers, backings, limestone, pigments, linseed oil, inks and stabilizers

Wood Flooring	Hardwood lumber, veneer, coatings and stains

Building Products	Mineral fibers, perlite, waste paper, clays, starches, and steel used in the production of metal ceilings and for our joint venture’s manufacturing of ceiling grids

Cabinets	Lumber, veneer, plywood, particleboard, fiberboard and components, such as doors and hardware

We also purchase significant amounts of packaging materials and consume substantial amounts of energy, such as electricity and natural gas, and water.

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

Sourced Products

Some of the products that we sell are sourced from third parties. The primary sourced products include laminate, wood flooring, vinyl tile and ceramic products, specialized ceiling products, and installation-related products and accessories for some of our manufactured products. For certain sourced products, the majority of our purchases come from one supplier. We purchase some of our sourced products from suppliers that are located outside of the U.S, primarily from Asia and Europe. Sales of sourced products represented approximately 10% to 15% of our total consolidated revenue in 2006, 2005 and 2004.

In general, we believe we have adequate supplies of sourced products. However, we cannot guarantee that a significant shortage will not occur.

Hedging

We use financial instruments to hedge the following exposures: sourced product purchases denominated in foreign currency, cross-currency intercompany loans, and energy. We use derivative financial instruments as risk management tools and not for speculative trading purposes. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Note 20 to the Consolidated Financial Statements of this Form 10-K for more information.

Patent and Intellectual Property Rights

Patent protection is important to our business in the U.S. and other markets. Our competitive position has been enhanced by U.S. and foreign patents on products and processes developed or perfected within Armstrong or obtained through acquisitions and licenses. In addition, we benefit from our trade secrets for certain products and processes.

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

Certain of our trademarks, including without limitation, house marks , Armstrong™, Bruce®, Hartco®, Robbins®, T. Morton™, Timberland®, Capella®, HomerWood® and DLW™, and product line marks Allwood™, Arteffects®, Axiom®, Cirrus®, Corlon®, Cortega®, Designer Solarian®, Excelon®, Fundamentals® , Medintech®, Natural Inspirations®, Nature’s Gallery®, Second Look®, Solarian®, ToughGuard® and Ultima® are important to our business because of their significant brand name recognition. Trademark protection continues in some countries as long as the mark is used, and continues in other countries as long as the mark is registered. Registrations are generally for fixed, but renewable, terms.

Employees

As of December 31, 2006, we had approximately 14,500 full-time and part-time employees worldwide, with approximately 9,900 employees located in the United States. Approximately 9,700 of the 14,500 are production and maintenance employees, of whom approximately 7,100 are located in the U.S. Approximately 69% of the production and maintenance employees in the U.S. are represented by labor unions. This percentage includes all production and maintenance employees at our plants and warehouses where labor unions exist. Outside the U.S., most of our production employees are covered by either industry-sponsored and/or state-sponsored collective bargaining mechanisms. Of our 14,500 employees, approximately 1,000 are associated with the principal operating companies of our Textiles and Sports Flooring segment, which was classified as a discontinued operation during the fourth quarter of 2006 (see Note 7 to the Consolidated Financial Statements for more information).

Research & Development

Research and development (“R&D”) activities are important and necessary in helping us improve our products’ competitiveness. Principal R&D functions include the development and improvement of products and manufacturing processes. We spent $48.8 million in 2006, $48.0 million in 2005 and $46.5 million in 2004 on R&D activities worldwide.

Environmental Matters

Most of our manufacturing and certain of our research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. We make expenditures necessary for compliance with applicable environmental requirements at each of our operating facilities.

We are actively involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and similar state “Superfund” laws at 6 off-site locations. We have also been investigating and/or remediating environmental contamination allegedly resulting from past industrial activity at 4 domestic and 5 international current or former plant sites. Certain of AWI’s environmental liabilities were discharged through its Chapter 11 Case while others were not. Those environmental obligations that AWI has with respect to property that it owns or operates or for which a non-debtor subsidiary is liable were unaffected by the Chapter 11 Case. Therefore, AWI and its subsidiaries will be required to continue meeting their ongoing environmental compliance obligations at such properties.

Liabilities of $6.3 million and $27.3 million at December 31, 2006 and December 31, 2005, respectively were for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made.

Information Filed With the Bankruptcy Court

Under applicable bankruptcy law, AWI was required to file periodically with the Bankruptcy Court various documents, including certain financial information on an unconsolidated basis, while it was operating under Chapter 11. This information included statements, schedules, and monthly operating reports in forms prescribed by Federal Bankruptcy Law. We caution that, while such materials accurately provided then-current information required under Federal Bankruptcy Law, they were nonetheless unconsolidated, unaudited, and were prepared in a format different from that used in our consolidated financial statements filed under the securities laws. Accordingly, we believe the substance and format do not allow meaningful comparison with our regular publicly disclosed consolidated financial statements. The materials filed with the Bankruptcy Court were not prepared for the purpose of providing a basis for an investment decision relating to the stock of AHI or the debt securities of AWI, or for comparison with other financial information filed with the SEC.

Most of AWI’s filings with the Bankruptcy Court are available to the public at the office of the Clerk of the Bankruptcy Court. Those filings may also be obtained through private document retrieval services.

ITEM 1A.	RISK FACTORS

As noted in the introductory section titled, “Uncertainties Affecting Forward-Looking Statements” above, our business, operations and financial condition are subject to various risks. These risks should be taken into account in evaluating any investment decision involving Armstrong. It is not possible to predict or identify all factors that could cause actual results to differ materially from expected and historical results. The following discussion is a summary of what we believe to be our most significant risk factors. These and other factors could cause our actual results to differ materially from those in forward-looking statements made in this report.

We try to reduce both the likelihood that these risks will affect our businesses and the damage they could have if they do occur. But, no matter how accurate our foresight, how well we evaluate risks, and how effective we are at mitigating them, it is still possible that one of these problems or some other issue could have serious consequences for us, up to and including a materially adverse effect. See related discussions in this document and our other SEC filings for more details and subsequent disclosures.

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

Construction activity variability and the size of the market opportunity

Our businesses have greater sales opportunities when construction activity is strong and, conversely, have fewer opportunities when such activity declines. Construction activity tends to increase when economies are strong, interest rates are favorable, government spending is strong, and consumers are confident. Since most of our sales are in the U.S., its economy is the most important for our business, but conditions in Europe, Canada and Asia also are relevant.

Raw materials and sourced product issues

The cost and availability of raw materials, packaging materials and energy are critical to our operations. For example, we use substantial quantities of natural gas, petroleum-based raw materials, hardwood lumber and mineral fiber in our manufacturing operations. The cost of these items has been volatile in recent years and availability has sometimes been tight. We source some of these materials from a limited number of suppliers, which increases the risk of unavailability. Limited availability could cause us to reformulate products or to limit our production. The impact of increased costs is greatest where our ability to pass along increased costs through price increases on our products is limited, whether due to competitive pressures or other factors.

Consumer preference and competition

Our customers consider our products’ performance, product styling, customer service and price when deciding whether to purchase our products. Shifting consumer preference in our highly competitive markets, e.g. from residential vinyl products to other flooring products, styling preferences or inability to offer new competitive performance features could hurt our sales. For certain products, there is excess industry capacity in several geographic markets, which tends to increase competition, as does competition from overseas competitors with lower cost structures.

International trade and operations

A significant portion of our products move in international trade, particularly among the U.S., Canada, Europe and Asia. Also, approximately 30% of our annual revenues are from operations outside the U.S. Our international trade is subject to currency exchange fluctuations, trade regulations, import duties, logistics costs and delays and other related risks. They are also subject to variable tax rates, credit risks in emerging markets, political risks, uncertain legal systems, restrictions on repatriating profits to the U.S., and loss of sales to local competitors following currency devaluations in countries where we import products for sale.

Challenges in executing operational restructuring actions

We look for ways to make our operations more efficient and effective. We reduce, move and expand our plants and operations as needed. Each action generally involves substantial planning and capital investment. We can err in planning and executing our actions, which could hurt our customer service and cause unplanned costs.

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

We produce and market Armstrong products and services throughout the world, operating 43 manufacturing plants in 12 countries as of December 31, 2006. Three of our plants are leased and the remaining 40 are owned. We have 26 plants located throughout the United States. In addition, Armstrong has an interest through its two joint ventures in eight additional plants in five countries.

Business Segment	Number of Plants	Location of Principal Facilities
Resilient Flooring	13	U.S. (California, Illinois, Mississippi, Oklahoma, Pennsylvania), Australia, Canada, Germany, Sweden and the U.K.

Wood Flooring	11	U.S. (Arkansas, Kentucky, Mississippi, Missouri, Pennsylvania, Tennessee, Texas, West Virginia)

Building Products	14	U.S. (Alabama, Florida, Georgia, Oregon, Pennsylvania), China, France, Germany and the U.K.

Cabinets	2	U.S. (Nebraska and Pennsylvania)

As of December 31, 2006, we also operated three plants in Belgium and The Netherlands in our now discontinued textiles and sports flooring business. See Note 7 to the Consolidated Financial Statements for further information regarding the sale of that operation.

Sales and administrative offices are leased and/or owned worldwide, and leased facilities are utilized to supplement our owned warehousing facilities.

Production capacity and the extent of utilization of our facilities are difficult to quantify with certainty. In any one facility, utilization of our capacity varies periodically depending upon demand for the product that is being manufactured. We believe our facilities are adequate and suitable to support the business. Additional incremental investments in plant facilities are made as appropriate to balance capacity with anticipated demand, improve quality and service, and reduce costs.

ITEM 3.	LEGAL PROCEEDINGS

See Note 32 of the Consolidated Financial Statements, which is incorporated herein by reference, for a full description of our legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Following AWI’s emergence from Chapter 11, AWI’s new common shares began trading on the New York Stock Exchange on October 10 under the ticker symbol “AWI”. As of March 23, 2007, there were approximately 156 holders of record of AWI’s Common Stock.

2006	First	Second	Third	Fourth	Total Year
Price range of common stock—high	n/a	n/a	n/a	$42.50	$42.50
Price range of common stock—low	n/a	n/a	n/a	$30.00	$30.00

2005
Price range of common stock—high	n/a	n/a	n/a	n/a	n/a
Price range of common stock—low	n/a	n/a	n/a	n/a	n/a

There were no dividends declared or paid during 2006 or 2005.

No Company securities were repurchased by the Company during 2006 or 2005.

ITEM 6.	SELECTED FINANCIAL DATA

	Successor Company	Predecessor Company
(Dollars in millions except for per-share data)	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006(1)	Year 2005	Year 2004	Year 2003	Year 2002
Income statement data
Net sales	$817.3	$2,608.6	$3,326.6	$3,279.1	$3,069.0	$2,998.2
Cost of goods sold	660.4	2,028.7	2,651.8	2,654.4	2,461.4	2,282.8
Selling, general and administrative expenses	144.0	417.0	590.0	567.7	552.4	574.5
Charge for asbestos liability, net	—	—	—	—	81.0	2,500.0
Goodwill impairment	—	—	—	108.4	—	—
Restructuring charges, net	1.7	10.0	23.0	17.9	2.3	2.2
Equity (earnings) from joint venture	(5.3)	(41.4)	(39.3)	(31.6)	(20.8)	(19.7)

Operating income (loss)	16.5	194.3	101.1	(37.7)	(7.3)	(2,341.6)
Interest expense	13.4	5.2	7.7	7.9	8.9	10.3
Other non-operating expense	0.3	1.0	1.5	3.1	5.7	3.6
Other non-operating (income)	(4.3)	(7.2)	(11.8)	(6.4)	(4.6)	(7.3)
Chapter 11 reorganization (income) costs, net	—	(1,955.5)	(1.2)	6.9	9.4	23.5
Income tax expense (benefit)	3.8	726.6	(1.2)	21.4	—	(825.9)

Earnings (loss) from continuing operations before cumulative change in accounting principle	3.3	1,424.2	106.1	(70.6)	(26.7)	(1,545.8)
Per common share – basic (a)	$0.06	n/a	n/a	n/a	n/a	n/a
Per common share – diluted (a)	$0.06	n/a	n/a	n/a	n/a	n/a
Cumulative effect of a change in accounting principle, net of tax of $2.2	—	—	—	—	—	(593.8)

Earnings (loss) from continuing operations	3.3	1,424.2	106.1	(70.6)	(26.7)	(2,139.6)
Per common share – basic (a)	$0.06	n/a	n/a	n/a	n/a	n/a
Per common share – diluted (a)	$0.06	n/a	n/a	n/a	n/a	n/a
Earnings (loss) from discontinued operations	(1.1)	(68.4)	5.0	(9.1)	(12.6)	(3.2)

Net earnings (loss)	$2.2	$1,355.8	$111.1	$(79.7)	$(39.3)	$(2,142.8)
Per common share – basic (a)	$0.04	n/a	n/a	n/a	n/a	n/a
Per common share – diluted (a)	$0.04	n/a	n/a	n/a	n/a	n/a
Dividends declared per share of common stock	n/a	n/a	n/a	n/a	n/a	n/a
Average number of common shares outstanding (in millions)	55.0	n/a	n/a	n/a	n/a	n/a
Average number of employees	14,500	14,700	14,900	15,400	15,800	16,700

Balance sheet data (end of period)
Working capital	$854.8		$1,128.0	$985.8	$933.3	$849.7
Total assets	4,170.7		4,606.0	4,609.4	4,647.8	4,504.8
Liabilities subject to compromise	1.3		4,869.4	4,870.9	4,863.2	4,865.8
Net long-term debt (b)	801.5		21.5	29.2	39.4	39.9
Shareholders’ equity (deficit)	2,164.7		(1,319.9)	(1,425.3)	(1,345.0)	(1,361.0)

(1)	Reflects the effects of the Plan of Reorganization and fresh-start reporting. See Note 3 to the Consolidated Financial Statements.

Notes:

(a)	See definition of basic and diluted earnings per share in Note 2 of the Consolidated Financial Statements. The common stock of the Predecessor Company was not publicly traded.
(b)	Net long-term debt excludes debt subject to compromise for all periods presented.

Certain prior year amounts have been reclassified to conform to the current year presentation. See Note 2 of the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891. Armstrong Holdings, Inc. (“AHI”) is a Pennsylvania corporation and, as of September 30, 2006, was the publicly held parent holding company of AWI. Armstrong Holdings, Inc.’s only operation was its indirect ownership, through Armstrong Worldwide, Inc. (a Delaware corporation), of all of the capital stock of AWI. Upon AWI’s Plan of Reorganization (the “POR”) becoming effective on October 2, 2006, all then-current shares of AWI were cancelled and AHI no longer has any ownership interest in AWI. When we refer to “we”, “our” and “us” in this report, we are referring to AWI and its subsidiaries. References in this report to “reorganized Armstrong” are to AWI as it was reorganized under the POR on October 2, 2006, and its subsidiaries collectively. We use the term “AWI” when we are referring solely to Armstrong World Industries, Inc.

This discussion should be read in conjunction with the financial statements and the accompanying notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements based on our current expectations, which are inherently subject to risks and uncertainties. Actual results and the timing of certain events may differ significantly from those referred to in such forward-looking statements. We undertake no obligation beyond what is required under applicable securities law to publicly update or revise any forward-looking statement to reflect current or future events or circumstances, including those set forth in the section entitled “Uncertainties Affecting Forward-Looking Statements” and elsewhere in this Form 10-K.

Financial performance metrics excluding the translation effect of changes in foreign exchange rates are not in compliance with U.S. generally accepted accounting principles (“GAAP”). We believe that this information improves the comparability of business performance by excluding the impacts of changes in foreign exchange rates when translating comparable foreign currency amounts. We calculate the translation effect of foreign exchange rates by applying constant foreign exchange rates to the equivalent periods’ reported foreign currency amounts. We believe that this non-GAAP metric provides a clearer picture of our operating performance. Furthermore, management evaluates the performance of the businesses excluding the effects of foreign exchange rates.

In connection with its emergence from bankruptcy on October 2, 2006 (the “Effective Date”), AWI adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Adopting fresh-start reporting has resulted in material adjustments to the historical carrying amount of reorganized Armstrong’s assets and liabilities. See Note 3 to the consolidated financial statements for more information. As a result, our post-emergence financial statements are not comparable with our pre-emergence financial statements. Despite the lack of comparability, we have combined the results of the Predecessor Company (which represent the first nine months of 2006 and includes the impact of emergence) with the results of the Successor Company (which represent the last three months of 2006) to facilitate the year-to-year discussion of operating results in certain sections of this Form 10-K. The combined financial information for 2006 is merely cumulative and does not give pro forma effect to the Predecessor’s results as if the consummation of the Plan and the related fresh-start reporting and other adjustments had occurred at the beginning of the period presented. Combining pre-emergence and post-emergence results is not in accordance with GAAP.

We maintain a website at http://www.armstrong.com. Information contained on our website is not necessarily incorporated into this document. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports and other information about us are available free of charge through this website as soon as reasonably practicable after the reports are electronically filed with the Securities and Exchange Commission (“SEC”).

OVERVIEW

We are a leading global producer of flooring products and ceiling systems for use primarily in the construction and renovation of residential, commercial and institutional buildings. Through our United

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

States (“U.S.”) operations and U.S. and international subsidiaries, we design, manufacture and sell flooring products (primarily resilient and wood) and ceiling systems (primarily mineral fiber, fiberglass and metal) around the world. We also design, manufacture and sell kitchen and bathroom cabinets in the U.S. As of December 31, 2006 we operated 43 manufacturing plants (including three plants related to discontinued operations) in 12 countries, including 26 plants located throughout the United States. Through WAVE, our joint venture with Worthington Industries, Inc., we also have an interest in 7 additional plants in 5 countries that produce suspension system (grid) products for our ceiling systems. We also have an interest in a plant from our 50% interest in Kunshan Holdings Limited.

We report our financial results through the following segments: Resilient Flooring, Wood Flooring, Building Products, Cabinets and Unallocated Corporate. See “Reportable Segment Results” for additional financial information on our segments.

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

Our consolidated net sales for 2006 were $3.4 billion, approximately 3% greater than consolidated net sales in 2005. Operating income was $210.8 million in 2006, as compared to $101.1 million in 2005. Cash and cash equivalents decreased by $338.4 million in 2006, primarily due to distributions related to our emergence from bankruptcy. In 2006:

•	Building Products generated record sales and operating income, mainly due to continued strength in the U.S. commercial construction markets.

•

Wood Flooring’s operating performance reflected growth through the first two-thirds of the year, and significant weakness in the final third due to declines in the U.S. housing markets. The cumulative effect for the entire year was lower operating profit on slightly higher revenue.

•	Cabinets delivered a significantly improved operating performance on higher price realization, manufacturing efficiencies and better product mix.

•	Resilient Flooring also had improved operating performance, and was profitable despite declining revenue.

•	Corporate Unallocated expense improved by $39 million, primarily due to an increase in the U.S. pension credit.

Factors Affecting Revenues

For an estimate of our segments’ 2006 net sales by major markets, see “Markets” in Item 1. Business, of this Form 10-K.

Markets. We compete in building material markets around the world. The majority of our sales are in North America and Europe. During 2006, these markets experienced the following:

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

•

In the North American residential market, housing starts declined nearly 11% from a record seasonally adjusted annual rate of 2.30 million units in 2005. With Canadian housing starts increasing by 1.3% to 228 thousand units in 2006, the United States accounted for the entirety of the decline, falling 12.3% to 1.82 million units started. Due to the lag between start and completion, housing completions in the United States increased by 3.0% in 2006 with approximately 1.99 million units completed. Sales of existing homes declined sharply in the second half of 2006 and registered an 8.0% decrease for the entire year over 2005, from 7.06 million homes sold to 6.50 million in 2006.

U.S. retail sales through building materials, garden equipment and supply stores (an indicator of home renovation activity) increased 9.0% in 2006 over sales levels in 2005, according to figures from the U.S. Census Bureau. This growth has been partially due to the strong sales of existing homes in the first half on 2006, after allowing for the usual lag for renovation-related expenditures. Continued strength in employment conditions and consumer confidence has also sustained solid retail sales.

Within specific market segments, vinyl flooring products continued to lose share to laminate flooring, ceramic tile and wood flooring.

•

The North American commercial market strengthened in 2006 with construction completions in the office, healthcare, retail and education segments increasing by approximately 14%, 14%, 10% and 7%, respectively, in nominal dollar terms.

•	Markets in Western European countries generally remained soft with pockets of modest growth, while Eastern European markets continued to grow.

•	Growth continued across most Pacific Rim markets.

All of our primary markets are cyclical, and the 2007 outlook for each is uncertain to varying degrees.

Quality and Customer Service. Our quality and customer service are critical components of our total value proposition. In 2006, we experienced no significant quality or customer service issues.

Pricing Initiatives. During 2006 and 2005, we modified prices in response to changes in costs for raw materials and energy to market conditions and the competitive environment. The net impact of these pricing initiatives improved sales in 2006 compared to 2005.

The most significant of these pricing actions were:

•	Resilient Flooring implemented select price increases for commercial products during the year in response to inflationary cost pressures.

•	In Wood Flooring, there were no significant pricing actions in 2006.

•	Building Products implemented select price increases during the year in response to inflationary cost pressures.

•	In Cabinets, we implemented a January 2006 price increase.

In certain cases, price increases realized are less than the announced price increases because of our response to competitive actions and changing market conditions.

We estimate that the various pricing actions provided a net increase to our total consolidated net sales in 2006 compared to 2005 of approximately $55 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Impact From Major Customers’ Decisions. Lowe’s Companies, Inc. (“Lowe’s”), one of our largest customers, advised us in 2004 that they would reduce the number of laminate flooring products they purchase from us starting in the first quarter of 2005. Due to this decision, laminate flooring sales to Lowe’s were reduced by approximately $20 million in 2006 compared to 2005. That impact was largely offset by double-digit volume growth in other channels.

Factors Affecting Operating Costs

Operating Expenses. Our operating expenses consist of direct production costs (principally raw materials, labor and energy) and manufacturing overhead costs, costs to purchase sourced products and selling, general and administrative (“SG&A”) expenses.

Our largest individual raw material expenditures are for lumber and veneers, PVC resins, backings for various flooring products and plasticizers. Fluctuations in the prices of these raw materials are generally beyond our control and have a direct impact on our financial results. In 2006, we experienced the following:

•

PVC is a widely used, oil-based raw material. We experience cost pressures on PVC when energy prices increase and when industrial demand for the material increases. Our cost to acquire PVC resin and plasticizers prices increased by approximately $11 million in 2006 compared to 2005. In 2007, we expect these costs to decline modestly.

We incurred approximately $17 million of additional costs for natural gas in 2006 compared to 2005 due to price increases. In 2007, we expect further increases, but at a lower pace than experienced in 2006.

Cost Reduction Initiatives. During 2004, we implemented several significant manufacturing and organizational changes to improve our cost structure and enhance our competitive position. We did not initiate any additional manufacturing or organizational changes in 2005 but did incur costs in 2005 related to previously announced cost reduction initiatives and for changes to the U.S. defined benefit pension plan. The major 2004 initiatives were:

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

•

We announced that we would cease production at our Wood Flooring manufacturing plant in Searcy, Arkansas. Production ended in the first quarter of 2005, and was transferred to other Wood Flooring plants. We recorded an impairment charge related to this closure.

In 2006 we announced that we would cease production at our Wood Flooring manufacturing plant in Nashville, Tennessee.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

We incurred the following net expenses in 2006 to implement these cost reduction initiatives:

	Cost of Goods Sold	SG&A	Restructuring Charges	Total Expenses
Resilient Flooring	$10.1	$7.4	$9.9	$27.4
Wood Flooring	0.7	—	1.4	2.1
Building Products	0.2	—	0.5	0.7
Cabinets	—	—	—	—
Corporate Unallocated	—	—	(0.1)	(0.1)

Total Consolidated	$11.0	$7.4	$11.7	$30.1

Cost of goods sold includes $0.7 million of fixed asset impairments (incurred in the nine months ended September 30, 2006), $0.3 million of accelerated depreciation (incurred in the nine months ended September 30, 2006) and $10.0 million of other related costs in 2006 ($0.6 million incurred in the three months ended December 31, 2006 and $9.4 million incurred in the nine months ended September 30, 2006). The Resilient Flooring SG&A costs in 2006 (incurred in the nine months ended September 30, 2006) relate to the Lancaster Plant cost reduction initiative.

In 2006, we recorded a gain of $14.3 million from the sale of a warehouse which became available as a result of the Resilient Flooring cost reduction initiatives. This gain was recorded in SG&A.

We incurred the following net expenses in 2005 due to implementing these cost reduction initiatives:

	Cost of Goods Sold	Restructuring Charges	Total Expenses
Resilient Flooring	$12.7	$16.2	$28.9
Wood Flooring	13.9	0.1	14.0
Building Products	1.6	6.3	7.9
Cabinets	1.2	0.4	1.6
Corporate Unallocated	—	—	—

Total Consolidated	$29.4	$23.0	$52.4

Cost of goods sold includes $14.3 million of fixed asset impairments, $7.1 million of accelerated depreciation and $8.0 million of other related costs in 2005.

We incurred the following expenses in 2004 due to implementing these cost reduction initiatives:

	Cost of Goods Sold	Restructuring Charges	Total Expenses
Resilient Flooring	$28.1	$4.5	$32.6
Wood Flooring	0.8	1.6	2.4
Building Products	2.5	10.9	13.4
Cabinets	1.9	0.4	2.3
Corporate Unallocated	—	0.5	0.5

Total Consolidated	$33.3	$17.9	$51.2

Cost of goods sold includes $18.9 million of fixed asset impairments, $13.2 million of accelerated depreciation and $1.2 million of other related costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

We recorded a gain of $1.1 million in Wood Flooring SG&A in 2004 related to the sale of a building that had previously been reserved as part of a cost reduction initiative.

See Note 15 of the Consolidated Financial Statements for more information on restructuring charges.

On-going Cost Reduction. We expect to incur additional expenses of approximately $0.4 million in 2007 to implement these cost reduction initiatives. In addition to significant cost reduction programs we have an ongoing focus on continuously improving our cost structure.

As a result of these cost reduction initiatives and our on-going improvement efforts, we have realized significant reductions in our manufacturing conversion costs.

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

Non-cash Impairment Charges. 2004 included a $108.4 million charge for goodwill impairment and a $44.8 million charge for fixed asset impairment, both related to the European resilient flooring business.

See also “Results of Operations” for further discussion of fresh-start and other significant items affecting operating costs.

Factors Affecting Cash Flows

Historically, excluding the cash demands for asbestos-related claims in 2000 and prior years and the effects of settlement accounting, we typically generate cash in our operating activities. The amount of cash generated in any one period is dependent on a number of factors, including the amount of operating profit generated and the amount of working capital (such as inventory, receivables and payables) required to operate our businesses. We typically invest in property, plant & equipment (“PP&E”) and computer software.

During 2006, our cash and cash equivalents decreased by $386.4 million for the first nine months and increased $48.0 million during the final 3 months of 2006, for a net decrease of $338.4 million for the twelve months of 2006. This compared to an increase of $86.3 million for 2005. The year on year net reduction of $424.7 million was primarily due to payments of $1.1 billion to the Asbestos PI Trust and other creditors upon emergence, and payments for acquisitions of $60.5 million, partially offset by the proceeds of new debt of $800.0 million.

Deferred Taxes

Our consolidated balance sheet as of December 31, 2006, includes total deferred tax assets of $1,082.4 million (see Note 16 to the Consolidated Financial Statements). Included in these amounts is a deferred tax asset of $552.7 million and $45.5 million, respectively, relating to the U.S. federal and state income tax benefits expected to be realized in future periods with respect to various federal and state net operating losses arising in 2006 and prior years as a result of the amounts paid to the Asbestos PI Trust in 2006. We have concluded, based on the weight of available evidence, that all but $19.8 million of these tax benefits are more likely than not to be realized in the future. This amount represents a decrease of $29.2 million from the valuation allowance previously recorded with respect to these tax benefits as of December 31, 2005.

In arriving at this conclusion, we considered the profit before tax generated for the years 1996 through 2005, as well as future reversals of existing taxable temporary differences and projections of future profit before tax. The federal income tax deduction resulting from the amounts paid to the Asbestos PI Trust created a net operating loss in 2006. Under the Internal Revenue Code, a net operating loss resulting from the payment of asbestos claims, including payments to the Trust, can be carried back and offset against our federal taxable income in either the two or the ten preceding years, generating a refund of taxes paid in those years. The Company is still evaluating the alternative elections, but has

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

assumed a two-year carryback for purposes of calculating the tax provision. In addition, the Company may apply the loss as a carryforward adjustment to reduce future taxes. If certain specified changes in our ownership should occur, there could be an annual limitation on the amount of the carryforwards that can be utilized; however, we cannot anticipate this change for purposes of our valuation allowances assessment. As a result, it is more likely than not that we will realize the federal deferred tax asset value relating to these carryforwards.

In contrast to the results under the Internal Revenue Code, most U.S. states do not allow the carryback of a net operating loss in any significant amount. As a result, most of the state tax benefits resulting from the amounts paid to the Asbestos PI Trust will be realized through a reduction of future state income tax liabilities by offsetting the net operating losses resulting from our payments to the Trust against future state taxable income. Based on projections of future taxable income (consistent with historical results and anticipated future trends) in the U.S. states in which we conduct business operations and the loss carryforward periods allowed by current state laws (generally 5 to 20 years), we have concluded that all but $19.8 million of the $45.5 million of state income tax benefits relating to our state net operating loss carryforwards is more likely than not to be realized.

Employees

As of December 31, 2006, we had approximately 14,500 full-time and part-time employees worldwide. This compares to approximately 14,900 employees as of December 31, 2005. The decline reflects headcount reductions in both production and staff positions as part of ongoing cost reduction efforts. Of our 14,500 employees, approximately 1,000 are associated with the principal operating companies of our Textiles and Sports Flooring segment, which was classified as a discontinued operation during the fourth quarter of 2006 (see Note 7 to the Consolidated Financial Statements for more information).

During 2006, we negotiated six collective bargaining agreements, with no locations experiencing a work stoppage. Throughout 2007, collective bargaining agreements covering certain employees at three plants will expire. As of the date of this filing, no employees are working under an expired contract.

CRITICAL ACCOUNTING ESTIMATES

In preparing our consolidated financial statements in accordance with U.S. generally accepted accounting principles, we are required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an on-going basis, using relevant information from inside and outside the Company. We believe that our estimates and assumptions are reasonable. However, actual results may differ from what was estimated and could have a significant impact to the financial statements.

We have identified the following as our critical accounting estimates. We have discussed the application of these critical accounting estimates with our Audit Committee.

Fresh-Start Reporting and Reorganization Value – As part of our emergence from bankruptcy on October 2, 2006, we implemented fresh-start reporting in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization under the Bankruptcy Code. Accordingly, our assets, liabilities and equity were adjusted to fair value. In this regard, our consolidated financial statements for periods subsequent to October 2, 2006 reflect a new basis of accounting and are not comparable to our historical consolidated financial statements for periods prior to October 2, 2006.

Under fresh-start reporting, a reorganization value is determined and allocated to our net assets based on their relative fair values in a manner similar to the accounting provisions applied to business combinations under Statement of Financial Accounting Standards No. 141, Business Combinations. Adjustments necessary to state our balance sheet accounts at fair value were made based on the work of management, financial consultants and independent appraisals. The estimates and assumptions used to derive the reorganization value and allocation of value to assets are inherently subject to significant

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Modification to these assumptions could have significantly changed the reorganization value, and hence the resultant fair values of our assets and liabilities.

Accordingly, the adoption of fresh-start reporting has had a material effect on our consolidated financial statements and is based on assumptions that employ a high degree of judgment. See Notes 1 and 3 to the Consolidated Financial Statements for further information relative to our reorganization and the assumptions used to value reorganized Armstrong.

U.S. Pension Credit and Postretirement Benefit Costs – We maintain pension and postretirement plans throughout the world, with the most significant plans located in the U.S. The U.S. defined benefit pension plans were closed to new salaried and salaried production employees on January 1, 2005. We also froze benefits for certain non-production salaried employees effective February 28, 2006. Our defined benefit pension and postretirement benefit costs are developed from actuarial valuations. These valuations are calculated using a number of assumptions, which are determined in accordance with generally accepted accounting principles (“GAAP”). Each assumption represents management’s best estimate of the future. The assumptions that have the most significant impact on reported results are the discount rate, the estimated long-term return on plan assets and the estimated inflation in health care costs. These assumptions are generally updated annually at the beginning of the year and applied in the valuations recorded for that year. However, we also updated each of these assumptions and adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as part of adopting fresh-start reporting in accordance with SOP 90-7.

The discount rate is used to determine retirement plan liabilities and to determine the interest cost component of net periodic pension and postretirement cost. Our actuary provides the expected modified duration of the liabilities. Management utilizes the yield for Moody’s AA-rated long-term corporate bonds as the primary basis for determining the discount rate. As of December 31, 2006, we assumed a discount rate of 5.75% compared with a discount rate of 5.50% as of December 31, 2005 for the U.S. plans. This increase is consistent with the increase in U.S. corporate bond yields during the year. The effects of the increased discount rate will be amortized against earnings as described below. A one-quarter percentage point decrease in the discount rate to 5.50% would increase 2007 operating income by $1.2 million, as the resulting decrease in the interest cost component of the pension expense calculation would more than offset the increased service cost component. A one-quarter percentage point increase in the discount rate to 6.00% would reduce 2007 operating income by $0.9 million.

We have two U.S. defined benefit pension plans, a qualified funded plan and a nonqualified unfunded plan. For the funded plan, the expected long-term return on plan assets represents a long-term view of the future estimated investment return on plan assets. This estimate is determined based on the target allocation of plan assets among asset classes and input from investment professionals on the expected performance of the equity and bond markets over 10 to 20 years. Over the last 10 years, the annualized return was approximately 9.3% compared to an average expected return of 8.6%. The expected long-term return on plan assets used in determining our 2006 U.S. pension credit was 8.0%. The actual return on plan assets achieved for 2006 was 12.8%. In accordance with GAAP, this excess will be amortized into earnings as described below. We do not expect to be required to make cash contributions to the qualified funded plan during 2007. We have assumed a return on plan assets during 2007 of 8.0%. A one-quarter percentage point increase or decrease in this assumption would increase or decrease 2007 operating income by approximately $5.3 million. Contributions to the unfunded plan were $3.2 million in 2006 and were made on a monthly basis to fund benefit payments. We estimate the contributions to be approximately $3.5 million in 2007. See Note 18 of the Consolidated Financial Statements for more details.

The estimated inflation in health care costs represents a long-term view (5-10 years) of the expected inflation in our postretirement health care costs. We separately estimate expected health care cost increases for pre-65 retirees and post-65 retirees due to the influence of Medicare coverage at age 65, as illustrated below:

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

	Assumptions			Actual

	Post 65	Pre 65	Overall	Post 65	Pre 65	Overall
2005	10.0%	8.0%	9.0%	(3)%	(2)%	(3)%

2006, nine months ended September 30	9.0	7.0	8.0

2006, three months ended December 31	12.0	11.5	11.8

2006, full year				9	(1)	6

2007	12.0	11.5	11.8

In accordance with GAAP, the difference between the actual and expected health care costs is amortized into earnings as described below. As of December 31, 2006, the percentage of health care cost increases are estimated to decrease by 1 percentage point per year until 2014, after which it is constant at 5%. A one percentage point increase in the assumed health care cost trend rate would reduce 2007 operating income by $0.7 million, while a one percentage point decrease in the assumed health care cost trend rate would increase 2007 operating income by $0.8 million. See Note 18 of the Consolidated Financial Statements for more details.

Actual results that differ from our various pension and postretirement plan estimates are captured as actuarial gains/losses and are amortized into future earnings over the expected remaining service period of plan participants, which is approximately 11 years depending on the participants in the plan, in accordance with GAAP. Changes in assumptions could have significant effects on earnings in future years.

Impairments of Long-Lived Tangible and Intangible Assets – We periodically review significant tangible and intangible assets, including goodwill, for impairment under the guidelines of the Financial Accounting Standards Board (“FASB”) Statement Nos. 142 – “Goodwill and Other Intangible Assets” (“FAS 142”) and 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). In accordance with these Statements, we review our businesses for indicators of impairment such as operating losses and/or negative cash flows. If an indication of impairment exists, we estimate the fair value and compare it to the carrying value of the asset. If the fair value is less than the carrying value of the asset, we record an impairment charge equal to the difference between the fair value and carrying value of the asset. The cash flow estimates are based on management’s analysis of information available at the time of the estimate. Actual cash flows in the future that turn out to be lower than the estimate could lead to significant future impairments. In connection with our adoption of fresh-start reporting upon emerging from Chapter 11, all long-lived tangible and intangible assets were adjusted to fair value. If subsequent testing (either as a result of required annual testing or as a result of a triggering event) indicates that new fair values are less than the values derived from fresh-start reporting, those amounts would be adjusted downward and our future statements of income would be impacted.

See Notes 10 and 12 to the Consolidated Financial Statements for further information.

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

The amount of actual experience related to these accruals could differ significantly from the estimated amounts during the year. If this occurs, we adjust our accruals accordingly. We maintained sales-related accruals of $79.3 million and $73.0 million as of December 31, 2006 and 2005, respectively. We record the costs of these accruals as a reduction to gross sales.

Income Taxes – Our effective tax rate is primarily determined based on our pre-tax income and the statutory tax rates in the geographies in which we operate. The effective tax rate also reflects the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities.

In accordance with the requirements for fresh-start reporting pursuant to SOP 90-7, the Company has adopted FASB Interpretation No. 48 (“FIN48”), Accounting for Uncertainty in Income Taxes, effective as of October 2, 2006. The transition adjustments, although not material in the aggregate, were shown as an adjustment to the opening fresh-start balance sheet as of October 2, 2006.

Deferred tax assets and liabilities are recognized by applying enacted tax rates to temporary differences that exist as of the balance sheet date. These deferred tax assets and liabilities assume that benefits are recorded at the highest amount that is more likely than not of being sustained through the tax audit cycle.

As further described in Note 16, our consolidated balance sheet as of December 31, 2006 includes a total deferred tax asset of $1,082.4 million. Included in these amounts is a deferred tax asset of $552.7 million and $45.5 million, respectively, relating to the tax benefits expected to be realized in future periods with respect to various federal and state net operating losses arising primarily as a result of the amounts paid to the Asbestos PI Trust in 2006. We have estimated that all but $19.8 million of these tax benefits are more likely than not to be realized in the future.

We record valuation allowances to reduce our deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2006, we have recorded valuation allowances totaling $190.3 million for various state and foreign net operating loss and tax credit carryforwards. While we have considered future taxable income in assessing the need for the valuation allowances based on our best available projections, if these estimates and assumptions change in the future or actual results differ from our projections, we may be required to adjust our valuation allowances accordingly.

Inherent in determining our effective tax rate are judgments regarding business plans and expectations about future operations. These judgments include the amount and geographic mix of future taxable income, limitations on usage of net operating loss carry-forwards after emergence from bankruptcy, potential tax law changes, the impact of ongoing or potential tax audits, earnings repatriation plans and other future tax consequences.

We establish reserves for certain tax positions that management believes are supportable, but are potentially subject to successful challenge by the applicable taxing authority. We review these tax uncertainties in light of the changing facts and circumstances and adjust them when significant changes warrant it. We have a number of audits in process in various jurisdictions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

If our actual results differ from any of the estimates and assumptions used, an adjustment affecting income tax expense would be necessary in the period that such determination is made, unless the change is related to a pre-emergence asset or liability that is required to be reflected as an adjustment to the fresh-start reporting opening balance sheet, pursuant to SOP 90-7. Such adjustment could be material to our financial statements.

ACCOUNTING PRONOUNCEMENTS EFFECTIVE IN FUTURE PERIODS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), “Fair Value Measurements,” which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect any material impact from adopting FAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115,” which permits companies to measure financial instruments and certain other assets and liabilities at fair value on an instrument by instrument basis. FAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effects of this pronouncement on our financial statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

RESULTS OF OPERATIONS

Unless otherwise indicated, net sales in these results of operations are reported based upon the location where the sale was made. Certain prior year amounts have been reclassified to conform to the current year presentation. Please refer to Note 4 in the Consolidated Financial Statements for a reconciliation of operating income to consolidated income before income taxes, extraordinary items, discontinued operations, and cumulative effect of changes in accounting principles.

2006 COMPARED TO 2005

CONSOLIDATED RESULTS

	Successor	Predecessor	Combined	Predecessor	Change is Favorable/ (Unfavorable)
	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2006	Year 2005	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Net Sales:
Americas	$606.9	$2,011.3	$2,618.2	$2,562.4	2.2%	1.8%
Europe	172.2	499.4	671.6	643.7	4.3%	4.8%
Pacific Rim	38.2	97.9	136.1	120.5	12.9%	13.6%

Total Consolidated Net Sales	$817.3	$2,608.6	$3,425.9	$3,326.6	3.0%	2.8%
Cost of goods sold	660.4	2,028.7	2,689.1	2,651.8
SG&A	144.0	417.0	561.0	590.0
Restructuring charges, net	1.7	10.0	11.7	23.0
Equity earnings	(5.3)	(41.4)	(46.7)	(39.3)

Operating Income	$16.5	$194.3	$210.8	$101.1	Favorable	99.7%
Interest Expense	13.4	5.2	18.6	7.7
Other non-operating expense	0.3	1.0	1.3	1.5
Other non-operating (income)	(4.3)	(7.2)	(11.5)	(11.8)
Chapter 11 reorganization (income), net	—	(1,955.5)	(1,955.5)	(1.2)
Income tax expense (benefit)	3.8	726.6	730.4	(1.2)
(Gain) loss from discontinued operations	1.1	68.4	69.5	(5.0)

Net earnings	$2.2	$1,355.8	$1,358.0	$111.1

(1)	Excludes favorable foreign exchange rate effect in translation of $7.8 million on net sales and $2.0 million on operating income

Consolidated net revenue grew 3%, with positive contributions from both price and mix offsetting a modest volume decline.

Net revenue in the Americas increased 2%, on volume growth in the Wood Flooring business and both price and mix improvement in the Building Products and Cabinets segments. Declines in Resilient Flooring volumes and lower Wood Flooring pricing partially offset this growth.

Excluding the translation effect of changes in foreign exchange rates, net revenue in the European markets grew by 5%, mainly in the Building Products segment. Improved product mix and price realization increased revenue and offset modest volume declines.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Excluding the translation effect of changes in foreign exchange rates, net revenue in the Pacific Rim increased 14% on volume and product mix improvement.

Operating expenses in 2006 were impacted by the effects of adopting fresh-start reporting, as a result of AWI emerging from Chapter 11 on October 2, 2006 (net sales were not impacted by fresh-start reporting). In addition, both 2006 and 2005 operating expenses were impacted by several other significant items. The fresh-start and other significant items, which impacted cost of goods sold (“COGS”), selling, general and administrative expenses (“SG&A”), restructuring charges and Equity Earnings, include:

Increase / (Reduction) in Expenses, reported in $ millions
Item	Where Reported	2006	2005
Fresh-Start(1):
Change in depreciation and amortization	COGS	$(1.3)	—
Change in costs for benefit plans	COGS	(4.6)	—
Impact on hedging-related activity	COGS	(1.0)	—
Inventory-related costs	COGS	29.6	—
Change in depreciation and amortization	SG&A	2.8	—
Change in costs for benefit plans	SG&A	(2.3)	—
Inventory-related costs (WAVE)	Equity Earnings	3.7	—
Expenses from WAVE step-up	Equity Earnings	1.7	—

Other Significant Items:
Business interruption claim(2)	COGS	(4.7)	(3.5)
Settlement of breach of contract dispute	COGS	—	(6.4)
Cost reduction initiatives expenses(3)	COGS	11.0	29.4
Product warranty accrual(4)	COGS	3.3	—
Pension curtailment charge(3)	COGS	—	11.4
Fixed asset impairments	COGS	—	2.7
Contribution to Armstrong Foundation(5)	SG&A	5.0	—
Liability settlement related to a divested business(6)	SG&A	2.8	—
Patent infringement settlement(7)	SG&A	(8.6)	—
Cost reduction initiatives expenses(3)	SG&A	7.4	—
Gain on sale of properties(8)	SG&A	(17.0)	—
Pension curtailment charge(3)	SG&A	—	5.5
Chapter 11 related post-emergence expenses(9)	SG&A	4.6	—
Environmental charges	SG&A	—	3.1
Fixed asset impairments	SG&A	—	0.5
Cost reduction initiatives expenses(3)	Restructuring	11.7	23.0

(1)	See Note 3 for more information on fresh-start reporting.
(2)	In the fourth quarter, we received the final payment for a business interruption claim, totaling $4.7 million. We received $3.5 million in 2005 for the same claim.
(3)	See “Factors Affecting Operating Costs” and Note 15 for a discussion on the cost reduction expenses and pension curtailment charges.
(4)	The majority of the product warranty accrual increase was from revising certain assumptions that were used in prior periods when estimating the accrual.
(5)	We made a contribution to the Armstrong Foundation (a community giving program funded by Armstrong) in the third quarter.
(6)	We settled a liability related to a previously divested business in the third quarter for an amount greater than what was previously accrued.
(7)	In the first quarter, we recorded a gain from the settlement of a patent infringement case.
(8)	During the year, we recorded a gain from the sale of two buildings.
(9)	AWI incurred expenses during the fourth quarter for Chapter 11 related post-emergence activities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Cost of goods sold in 2006 was 78.5% of net sales, compared to 79.7% in 2005. This reduction was the result of benefits from higher selling prices, primarily in Building Products, better manufacturing performance, mainly in the Resilient and Wood Flooring businesses, and improvement from sales volume and mix. Cost of goods sold in 2006 also benefited from a larger U.S. pension plan credit. These factors more than offset raw material, energy and freight inflation across all businesses. In addition, cost of goods sold in 2006 and 2005 were impacted by the items as detailed in the above table.

SG&A expenses in 2006 were $561.0 million, or 16.4% of net sales compared to $590.0 million or 17.7% of net sales in 2005. The $29.0 million decrease was realized despite higher revenue and included the benefit from a larger U.S. pension plan credit. Resilient and Wood Flooring and Cabinets reduced spending, while Building Products grew at less than the rate of growth in revenue. In addition, both 2006 and 2005 SG&A expenses were impacted by the items as detailed in the above table.

Equity earnings, primarily from our WAVE joint venture, were $46.7 million in 2006, as compared to $39.3 million in 2005. 2006 results include expenses related to the adoption of fresh-start reporting as detailed in the above table. See Note 11 for further information.

We recorded operating income of $210.8 million in 2006, compared to operating income of $101.1 million in 2005.

Interest expense was $18.6 million in 2006, compared to $7.7 million in 2005. In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt during our Chapter 11 proceedings. This unrecorded interest expense was $57.6 million in 2006 and $82.8 million in 2005. Unrecorded interest expense reflects the amount of interest expense we would have incurred under the original maturities of prepetition debt. Included in the $18.6 million in 2006 was $12.2 million from debt incurred as part of emerging from Chapter 11.

Other non-operating income of $11.5 million in 2006 compared to $11.8 million in the prior year. The 2005 results included a $3.4 million gain on the sale of our equity investment in Interface Solutions, Inc.

Net Chapter 11 reorganization income in 2006 was $1,955.5 million compared to $1.2 million of income recorded in 2005. See Note 3 to the Consolidated Financial Statements for a detailed breakout of the 2006 results. 2005 income primarily resulted from income on cash balances and a reversal of an accrual for professional fees for certain advisors.

During 2006, income tax expense of $730.4 million compared to income tax benefit of $1.2 million in 2005. The effective tax rate for 2006 as reported was 33.8% and was 38.3% excluding the tax impact of fresh-start reporting and POR-related settlement adjustments. The 2005 tax rate was lower than 2006 primarily due to certain one-time benefits recorded during 2005 of approximately $61.2 million related to a subsidiary capital restructuring.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

REPORTABLE SEGMENT RESULTS

Resilient Flooring

	Successor	Predecessor	Combined	Predecessor	Change is Favorable/ (Unfavorable)
	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2006	Year 2005	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Net Sales:
Americas	$187.0	$662.6	$849.6	$882.8	(3.8)%	(4.3)%
Europe	74.2	223.2	297.4	296.9	0.2%	0.7%
Pacific Rim	17.3	43.6	60.9	52.9	15.1%	16.1%

Total Segment Net Sales	$278.5	$929.4	$1,207.9	$1,232.6	(2.0)%	(2.2)%

Operating Income	$(1.2)	$12.6	$11.4	$(28.4)	Favorable	Favorable

(1)	Excludes favorable foreign exchange rate effect in translation of $2.4 million on net sales and $1.5 million on operating income

Net sales in the Americas decreased primarily due to volume declines in residential products primarily as a result of declining U.S. housing markets. Laminate sales were down slightly as lower prices offset volume growth as increases in sales to other customers more than offset a reduction in sales to Lowes. Commercial product sales grew on improved product mix and better pricing.

Net sales in Europe grew slightly on improvements in price realization and product/geographic mix. Net sales in the Pacific Rim sustained double-digit growth rates in strong markets.

Despite the decline in sales, operating profit increased significantly as benefits from cost reduction initiatives, reduced SG&A expenses and improved product mix offset substantial increases in the costs of petroleum-based raw materials. In addition, both 2006 and 2005 operating profit were impacted by the items that were previously described, and are detailed in the following table.

Increase / (Reduction) in Expenses, reported in $ millions
Item	2006	2005
Fresh-Start (1)
Change in depreciation and amortization	$(0.8)	—
Change in costs for benefit plans	(0.8)	—
Impact on hedging-related activity	(0.2)	—
Inventory-related costs	7.2	—

Other Significant Items:
Business interruption claim (2)	(4.7)	$(3.5)
Settlement of breach of contract dispute	—	(5.2)
Cost reduction initiative expenses (3)	27.4	28.9
Fixed asset impairments	—	1.8
Gain on sale of properties (4)	(17.0)	—
Environmental charges	—	3.1

(1)	See Note 3 for more information on fresh-start reporting.
(2)	In the fourth quarter, we received the final payment for a business interruption claim, totaling $4.7 million. We received $3.5 million in 2005 for the same claim.
(3)	See “Factors Affecting Operating Costs” for a discussion on the cost reduction expenses and pension curtailment charges.
(4)	During the year, we recorded a gain from the sale of two buildings.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Wood Flooring

	Successor	Predecessor	Combined	Predecessor
	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2006	Year 2005	Change is Favorable/ (Unfavorable)
Total Segment Net Sales (1)	$192.6	$645.0	$837.6	$833.9	0.4%

Operating Income	$(0.2)	$46.2	$46.0	$60.9	(24.5)%

(1)	Virtually all Wood Flooring products are sold in the Americas, primarily in the U.S.

Net sales in 2006 were up only slightly as significant weakness in the final third of the year due to declines in the U.S. housing markets offset both growth through the majority of the year, and the benefit from acquisitions. Volume, excluding acquisitions, was up modestly for the year, despite an 8% volume decline in the fourth quarter. Declining price realization partially offset the volume growth.

Operating income declined approximately $15 million compared to the prior year. The operating impact of improved volume and mix was offset by lower prices. Higher lumber costs and increased promotional and marketing spending offset improved manufacturing efficiencies and the contribution from acquisitions. In addition, both 2006 and 2005 operating profit were impacted by the items that were previously described, and are detailed in the following table.

Increase / (Reduction) in Expenses, reported in $ millions
Item	2006	2005
Fresh-Start: (1)
Change in depreciation and amortization	$(3.4)	—
Inventory-related costs	12.4	—

Other Significant Items:
Breach of contract settlement	—	(1.2)
Cost reduction initiatives expenses (2)	2.1	14.0
Product warranty accrual (3)	3.3	—
Fixed Asset Impairments	—	1.4

(1)	See Note 3 for more information on fresh-start reporting.
(2)	See “Factors Affecting Operating Costs” for a discussion on the cost reduction expenses.
(3)	The majority of the product warranty accrual increase was from revising certain assumptions that were used in prior periods when estimating the accrual.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Building Products

	Successor	Predecessor	Combined	Predecessor	Change is Favorable/ (Unfavorable)
	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2006	Year 2005	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Net Sales:
Americas	$170.8	$529.3	$700.1	$633.2	10.6%	9.9%
Europe	98.0	276.2	374.2	346.8	7.9%	8.3%
Pacific Rim	20.9	54.3	75.2	67.6	11.2%	11.7%

Total Segment Net Sales	$289.7	$859.8	$1,149.5	$1,047.6	9.7%	9.5%

Operating Income	$24.9	$152.9	$177.8	$148.5	19.8%	19.7%

(1)	Excludes favorable foreign exchange rate effect in translation of $3.3 million on net sales and $0.5 million on operating income

The Americas sustained growth through the year to achieve record net sales. Sales primarily benefited from price increases made to offset inflationary pressures and improved product mix.

Net sales in Europe grew $27 million as increased sales of metal ceilings and improved price and product mix offset volume declines in mineral fiber ceilings across weak Western European markets.

Net sales in the Pacific Rim increased almost $8 million on strong growth in India and Australia, and modest growth in China.

Building Products operating income grew 20% on higher sales. Improved performance by WAVE contributed an incremental $8 million of operating income. Higher prices and improved product mix offset significant increases in raw materials and energy costs and increased investment in SG&A. In addition, both 2006 and 2005 operating profit were impacted by the items that were previously described, and are detailed in the following table.

Increase / (Reduction) in Expenses, reported in $ millions
Item	2006	2005
Fresh-Start: (1)
Change in depreciation and amortization	$5.2	—
Change in costs for benefit plans	(1.3)	—
Impact on hedging-related activity	(0.8)	—
Inventory-related costs	9.2	—
Inventory-related costs (WAVE)	3.7	—
Expenses from WAVE step-up	1.7	—

Other Significant Items:
Cost reduction initiatives expenses (2)	0.7	7.9

(1)	See Note 3 for more information on fresh-start reporting.
(2)	See “Factors Affecting Operating Costs” for a discussion on the cost reduction expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Cabinets

	Successor	Predecessor	Combined	Predecessor
	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2006	Year 2005	Change is Favorable/ (Unfavorable)
Total Segment Net Sales (1)	$56.5	$174.4	$230.9	$212.5	8.7%
Operating Income	$0.2	$6.1	$6.3	$(9.7)	Favorable

(1)	All Cabinet products are sold in the Americas, primarily in the U.S.

Net sales grew $18 million despite significant weakness in the final third of the year due to declines in the U.S. housing markets. Higher selling prices and improved product mix, more than offset lower volume related to market weakness.

The sales growth primarily contributed to a $16 million increase in operating income, which also benefited from lower SG&A expense. In addition, both 2006 and 2005 operating profit were impacted by the items that were previously described, and are detailed in the following table.

Increase / (Reduction) in Expenses, reported in $ millions
Item	2006	2005
Fresh-Start: (1)
Change in depreciation and amortization	$0.1	—
Inventory-related costs	0.8	—

Other Significant Items:
Cost reduction initiatives expenses (2)	—	1.6

(1)	See Note 3 for more information on fresh-start reporting.
(2)	See “Factors Affecting Operating Costs” for a discussion on the cost reduction expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Unallocated Corporate

Unallocated corporate expense of $30.7 million in 2006 decreased from $70.2 million in 2005. This decrease included a $20 million increased U.S. pension credit related to plan changes and favorable asset performance. In addition, both 2006 and 2005 operating profit were impacted by the items that were previously described, and are detailed in the following table.

Increase / (Reduction) in Expenses, reported in $ millions
Item	2006	2005
Fresh-Start:
Change in depreciation and amortization	$0.3	—
Change in costs for benefit plans	(4.8)	—

Other Significant Items:
Cost reduction initiatives expenses (2)	(0.1)	—
Pension curtailment charge (2)	—	16.9
Contribution to Armstrong Foundation (3)	5.0	—
Liability settlement related to a divested business (4)	2.8	—
Patent infringement settlement (5)	(8.6)	—
Chapter 11 related post-emergence expenses(6)	4.6	—

(1)	See Note 3 for more information on fresh-start reporting.
(2)	See “Factors Affecting Operating Costs” for a discussion on the cost reduction expenses and pension curtailment charges.
(3)	We made a contribution to the Armstrong Foundation (a community giving program funded by Armstrong) in the third quarter.
(4)	We settled a liability related to a previously divested business in the third quarter for an amount greater than what was previously accrued.
(5)	In the first quarter, we recorded a gain from the settlement of a patent infringement case.
(6)	AWI incurred expenses during the fourth quarter for Chapter 11 related post-emergence activities.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

As shown on the Consolidated Statements of Cash Flows, our cash and cash equivalents balance decreased by $338.4 million in 2006 ($48.0 million increase in the three months ended December 31, 2006 and $386.4 million decrease in the nine months ended September 30, 2006), compared to an $86.3 million increase in 2005.

Operating activities in 2006 used $676.0 million of net cash ($70.1 million provided in the three months ended December 31, 2006 and $746.1 million used in the nine months ended September 30, 2006), which was an $822.7 million change from the $146.7 million provided in 2005. The change was primarily due to the settlement of liabilities subject to compromise (excluding prepetition debt) of $832.7 million ($28.6 million in the three months ended December 31, 2006 and $804.1 million in the nine months ended September 30, 2006).

Net cash used for investing activities was $129.0 million in 2006 ($15.3 million used in the three months ended December 31, 2006 and $113.7 million used in the nine months ended September 30, 2006), compared to $48.5 million in 2005. The increase was primarily due to $60.5 million spent on acquisitions partially offset by an increase in distributions received from WAVE of $20.0 million and increased proceeds from the sale of assets of $34.0 million. 2005 also benefited from $58.9 million from the sale of notes and the sale of an investment in an affiliate.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Net cash totaling $459.9 million was provided by our financing activities in 2006 ($8.1 million used in the three months ended December 31, 2006 and $468.0 million provided in the nine months ended September 30, 2006), compared to $3.9 million used in 2005. In 2006, we received $800 million from the issuance of new debt upon emergence, while we used $300.7 million of cash as part of discharging the debt-related portion of liabilities subject to compromise. The change was also due to higher debt repayments by subsidiaries not involved in our Chapter 11 case.

Balance Sheet and Liquidity

Changes in significant balance sheet accounts and groups of accounts from December 31, 2005 to December 31, 2006 are as follows:

	Successor Company December 31, 2006	Predecessor Company December 31, 2005	Increase (Decrease)
Cash and cash equivalents	$252.5	$602.2	($349.7)
Current assets, excluding cash and cash equivalents	1,118.9	959.1	159.8

Current assets	$1,371.4	$1,561.3	($189.9)

The decrease in cash and cash equivalents was described above (see “Cash Flow”). The increase in current assets, excluding cash and cash equivalents, is primarily due to the fair valuing of inventory as part of fresh-start reporting. See Note 3 to the Consolidated Financial Statements for further information.

	Successor Company December 31, 2006	Predecessor Company December 31, 2005	(Decrease)
Property, plant and equipment, less accumulated depreciation and amortization (“PP&E”)	$966.2	$1,180.7	$(214.5)

The decrease was primarily due to the fair valuing of tangible assets as part of fresh-start reporting. See Note 3 to the Consolidated Financial Statements for further information.

Liquidity

Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal needs, if required. On October 2, 2006, Armstrong executed a $1.1 billion senior credit facility arranged by Banc of America Securities LLC, J.P. Morgan Securities, Inc., and Barclays Capital. This facility is made up of a $300 million revolving credit facility (with a $150 million sublimit for letters of credit), a $300 million Term Loan A, and a $500 million Term Loan B. There were no outstanding borrowings under the revolving credit facility, but $40.2 million in letters of credit were outstanding, as of December 31, 2006 and, as a result, availability under the revolving credit facility was $259.8 million.

Our foreign subsidiaries had available lines of credit totaling $52.4 million, of which $8.0 million was used as of December 31, 2006, leaving $44.4 million of unused lines of credit available for foreign borrowings. However, these lines of credit are uncommitted, and poor operating results or credit concerns at the related foreign subsidiaries could result in the lines being withdrawn by the lenders. We have been able to maintain and, as needed, replace credit facilities to support our operations. We believe that cash on hand and generated from operations, together with lines of credit and the $300 million revolving credit facility, will be adequate to address our foreseeable liquidity needs in the normal course of business operations and for scheduled payments of non-filer debt obligations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

2005 COMPARED TO 2004

CONSOLIDATED RESULTS

			Change is Favorable
	Predecessor 2005	Predecessor 2004	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Net Sales:
Americas	$2,562.4	$2,540.5	0.9%	0.6%
Europe	643.7	624.0	3.2%	1.4%
Pacific Rim	120.5	114.6	5.1%	2.8%

Total Consolidated Net Sales	$3,326.6	$3,279.1	1.4%	0.8%

Operating Income (Loss)	$101.1	$(37.7)	Favorable	Favorable
Goodwill Impairment	—	108.4

Operating Income, Prior to Goodwill Impairment	$101.1	$70.7	43.0%	29.0%

(1)	Excludes favorable foreign exchange rate effect in translation of $20.6 million on net sales and $13.1 million on operating income, and $7.5 million on operating income prior to goodwill impairment.

Net sales in the Americas increased $21.9 million, on volume growth in the Wood Flooring business and both price and volume growth in the Building Products segment. Declines in Resilient Flooring volumes and lower Wood Flooring pricing partially offset this growth. (See “Overview – Factors Affecting Revenue”).

Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets grew by $8.8 million, with volume growth in resilient and price realization in building products. Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim increased $3.3 million on strength in the Australian and Indian markets.

Cost of goods sold in 2005 was 79.7% of net sales, compared to 80.9% in 2004. The decrease was primarily due to sales price increases of nearly $40 million, benefits from cost reduction initiatives and approximately $47 million of lower fixed asset impairments, which more than offset approximately $50 million in raw material, energy and freight inflation, and approximately $11 million of the U.S. pension plan curtailment charge.

SG&A expenses in 2005 were $590.0 million, or 17.7% of net sales compared to $567.7 million or 17.3% of net sales in 2004. The $22.3 million increase supported higher sales and included approximately $9 million of increased selling and advertising expense, about $8 million in increased incentive compensation costs and approximately $6 million of the U.S. pension plan curtailment charge. Benefits from cost reduction initiatives partially offset these increases.

In the second quarter of 2004, we recorded a $60.0 million non-cash goodwill impairment loss related to our European resilient flooring reporting unit based on a preliminary impairment assessment. During the fourth quarter of 2004, we recorded an additional $48.4 million non-cash goodwill impairment loss based on the results of our annual impairment test. The goodwill impairment charges arose from the European resilient flooring reporting unit’s fair value being lower than its carrying value. The fair value was negatively affected by lower operating profits and expected future cash flows. See Note 12 to the Consolidated Financial Statements for further details.

We recorded net restructuring charges of $23.0 million in 2005, compared to $17.9 million in 2004. See Note 15 of the Consolidated Financial Statements for a description of the restructuring actions.

Equity earnings from our WAVE joint venture were $39.3 million in 2005, as compared to $31.6 million in 2004. The growth in earnings was due to price realization ahead of steel price increases, and savings from cost initiatives.

We recorded operating income of $101.1 million in 2005, compared to an operating loss of $37.7 million in 2004. Operating income in 2004 prior to non-cash goodwill impairment was $70.7 million.

Interest expense was $7.7 million in 2005, compared to $7.9 million in 2004. In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $82.8 million in 2005 and $86.9 million in 2004. Unrecorded interest expense reflects the amount of interest expense we would have incurred under the original maturities of prepetition debt.

Other non-operating income of $11.8 million in the 2005 compared to $6.4 million in the prior year. The 2005 results included a $3.4 million gain on the sale of our equity investment in Interface Solutions, Inc.

Net Chapter 11 reorganization income in 2005 was $1.2 million, $8.1 million better than the $6.9 million in cost recorded in 2004. The change was primarily due to increased interest income resulting from higher cash balances, increased interest rates, and a reversal of an accrual for professional fees for certain advisors.

During 2005, income tax benefit of $1.2 million compared to income tax expense of $21.4 million in 2004. The adjusted effective tax rate for 2005 was 57.2% after excluding $61.2 million of tax benefits recorded in the year related to a subsidiary capital restructuring. The adjusted effective tax rate for 2004 was 46.7% after adjusting for the non-cash goodwill impairments and European resilient flooring fixed asset impairments of $108.4 million and $44.8 million respectively, in addition to the exclusion of $24.3 million in reported tax audit benefits. The higher 2005 tax rate was primarily due to higher overall tax losses in Europe for which the company does not expect to receive a tax benefit.

Net earnings from continuing operations of $106.1 million were recorded for 2005, compared to a net loss of $70.6 million for 2004.

REPORTABLE SEGMENT RESULTS

Resilient Flooring

			Change is Favorable/ (Unfavorable)
	Predecessor 2005	Predecessor 2004	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Net Sales:
Americas	$882.8	$924.6	(4.5)%	(5.0)%
Europe	296.9	285.7	3.9%	1.8%
Pacific Rim	52.9	52.0	1.7%	(0.8)%

Total Segment Net Sales	$1,232.6	$1,262.3	(2.4)%	(3.3)%

Operating (Loss)	$(28.4)	$(152.8)	Favorable	Favorable

(1)	Excludes favorable foreign exchange rate effect in translation of $11.8 million on net sales and $12.0 million on operating income.

Net sales in the Americas decreased primarily due to a 20% decline in laminate flooring sales, largely as a result of the previously discussed decision by a major customer to increase purchases of non-Armstrong laminate flooring products. Sales of our vinyl products to the residential market declined about 6%, as consumer preference in the market continued to shift away from vinyl products. Sales of our vinyl products into the commercial market increased approximately 1% on increased price realization and new product introductions.

Excluding the translation effect of changes in foreign exchange rates, net sales in Europe increased by 1.8% due to higher volume, partially offset by price concessions and negative product mix. Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim decreased slightly, as growth in India was balanced by modest weakness in Australia.

2005 Resilient Flooring operating income reflects the negative impact of volume declines in laminate flooring and residential vinyl flooring, increased cost to acquire petroleum-based raw materials and environmental-related charges of $4.4 million. (See “Overview – Factors Affecting Operating Costs”). Partially offsetting these negative effects were modest price realization, significant gains in operating efficiencies related to both cost reduction initiatives and improved plant productivity, a $5.2 million gain from the settlement of a breach of contract dispute and $3.5 million of proceeds received from a business interruption claim. Operating income in 2004 was hurt by a $108.4 million non-cash goodwill impairment charge and a $44.8 million non-cash fixed asset impairment charge related to our European resilient flooring business.

Wood Flooring

	Predecessor 2005	Predecessor 2004	Change is Favorable
Total Segment Net Sales(1)	$833.9	$832.1	0.2%
Operating Income	$60.9	$51.4	18.5%

(1)	Virtually all Wood Flooring products are sold in the Americas, primarily in the U.S.

Net sales in 2005 were flat. Total unit volume increased 2%, on growth in engineered floors of 10%. Total year growth was constrained by volume weakness in the beginning of the year due to competitive pricing actions. Net sales were also negatively impacted by price declines which were made in response to declining lumber prices and to competitive pressures.

Operating income increased by $9.5 million, despite fixed asset impairment charges of $15.4 million in 2005. Operating results benefited from declines in lumber pricing and manufacturing efficiencies related to cost reduction initiatives and improvements in productivity at some plant locations.

Building Products

			Change is Favorable
	Predecessor 2005	Predecessor 2004	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Net Sales:
Americas	$633.2	$573.2	10.5%	9.9%
Europe	346.8	335.9	3.2%	1.9%
Pacific Rim	67.6	62.6	8.0%	5.8%

Total Segment Net Sales	$1,047.6	$971.7	7.8%	6.9%

Operating Income	$148.5	$127.0	16.9%	15.9%

(1)	Excludes favorable foreign exchange rate effect in translation of $8.7 million on net sales and $1.2 million on operating income.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Americas increased 10% on the strength of volume growth and price realization. Sales to the U.S. Commercial markets grew 10%, including approximately 3% unit volume growth, due to favorable market conditions. Net sales also benefited from volume and price increases in the Residential markets.

Excluding the translation effect of changes in foreign exchange rates, net sales in Europe grew approximately 2%. Unit volume of mineral fiber products, which constitute the majority of our European sales, grew by approximately 1%. Within the Western European market, growth in the U.K., France and Italy did not offset double-digit declines in the remaining countries related to lower commercial market activity. Conversely, sales in the emerging markets of Eastern Europe (primarily Russia) increased about 5% due to construction growth. Products sold to the emerging markets tend to have lower margins than products sold into Western Europe. Excluding the translation effect of changes in foreign exchange rates, net sales of metal ceilings declined 9% on weakness in core markets.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim increased about 6%, with strength in the Indian and Australian markets offsetting weak Chinese markets.

Excluding the translation effect of changes in foreign exchange rates, Building Products operating income grew nearly 16%. Volume growth and increased equity earnings in WAVE drove operating income improvement despite higher selling expenses (related to volume). Price realization essentially offset inflationary pressure from raw materials, energy and freight.

Cabinets

	Predecessor 2005	Predecessor 2004	Change is (Unfavorable)
Total Segment Net Sales(1)	$212.5	$213.0	(0.2)%
Operating Income (Loss)	$(9.7)	$1.4	Unfavorable

(1)	All Cabinet products are sold in the Americas, primarily in the U.S.

Net sales in 2005 were basically flat versus 2004. Price increases and mix improvement related to new product introductions were offset by volume declines related to poor customer service. Customer lead- times and fill rates deteriorated due to unplanned manufacturing inefficiencies related to plant consolidation.

Operating losses in 2005 were caused by sales volume declines, manufacturing inefficiencies in the remaining plants resulting from the transfer of production from Morristown and higher SG&A expenses related to investment in process improvement initiatives, partially offset by improved product mix and higher selling prices.

Unallocated Corporate

Unallocated corporate expense of $70.2 million in 2005 increased from $64.7 million in 2004. This increase was primarily due to the $16.9 million curtailment charge in the fourth quarter of 2005 related to changes to our U.S. pension plan, and to higher compensation program costs (retention bonuses, incentive compensation, executive transition and severance). These increases were partially offset by lower environmental charges, the reversal of a contingent liability and an increased U.S. pension credit.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

As shown on the Consolidated Statements of Cash Flows, our cash and cash equivalents balance increased by $86.3 million in 2005, compared to a $31.6 million increase in 2004.

Operating activities in 2005 provided $146.7 million of net cash, or $3.9 million more than the $142.8 million provided in 2004. The increase was primarily due to changes in inventories, partially offset by changes in accounts payable and accrued expenses and cash taxes paid. In 2005 we decreased inventories by $1.5 million compared with an increase of $61.7 million in 2004 which was primarily driven by our efforts to improve customer service in Wood Flooring during 2004. Also, in 2005 accounts payable and accrued expenses increased by $8.5 million compared with an increase of $61.1 million in 2004. The large increase in 2004 was primarily driven by higher accruals for employee incentives and increased trade payables related primarily to increased capital expenditures. Cash taxes paid were lower in 2005 by $34.4 million primarily due to a restructuring of subsidiary capital that resulted in a tax benefit on debt impairment of $29.6 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Net cash used for investing activities was $48.5 million in 2005, compared to $111.7 million in 2004. The decrease was primarily due to $38.3 million in proceeds received from the sale of some notes receivable, the proceeds from the sale of an equity affiliate for $20.6 million and an increase in distributions received from WAVE of $13.0 million.

Net cash totaling $3.9 million was used for our financing activities in 2005, compared to $7.0 million in 2004. The year-to-year change was due to lower payments of long-term debt in 2005 and increased short-term borrowing for 2005 working capital needs for certain subsidiaries that are not participating in our Chapter 11 Case.

OFF-BALANCE SHEET ARRANGEMENTS

No disclosures are required pursuant to Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

As part of our normal operations, we enter into numerous contractual obligations that require specific payments during the term of the various agreements. The following table includes amounts ongoing under contractual obligations existing as of December 31, 2006. Only known payments that are dependent solely on the passage of time are included. Obligations under contracts that contain minimum payment amounts are shown at the minimum payment amount. Contracts that have variable payment structures without minimum payments are excluded. Purchase orders that are entered into in the normal course of business are also excluded because they are generally cancelable and not legally binding. Amounts are presented below based upon the currently scheduled payment terms. Actual future payments may differ from the amounts presented below due to changes in payment terms or events leading to payments in addition to the minimum contractual amounts.

	2007	2008	2009	2010	2011	Thereafter	Total
Long-Term Debt	$10.9	$20.7	$34.0	$35.2	$237.7	$473.9	$812.4
Capital Lease Obligations (1)	0.6	0.4	—	—	—	0.1	1.1
Operating Lease Obligations (1)	14.9	12.0	8.8	4.7	2.3	7.2	49.9
Unconditional Purchase Obligations (2)	17.1	11.2	6.0	4.0	—	0.1	38.4
Other Long-Term Obligations (3)	1.6	—	—	—	—	—	1.6

Total Contractual Obligations	$45.1	$44.3	$48.8	$43.9	$240.0	$481.3	$903.4

(1)	Capital and operating lease obligations include the minimum lease payments due under existing lease agreements with noncancelable lease terms in excess of one year.
(2)

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

(3)	Other long-term obligations include payments under severance agreements.

We have issued financial guarantees to assure payment on behalf of our subsidiaries in the event of default on various debt and lease obligations in the table above. We have not issued any guarantees on behalf of joint-venture or unrelated businesses.

For the past several years, we have maintained an agreement with the lending institution of one of our flooring distributors. Under this agreement, if the distributor was to default on its obligations and the lender foreclosed on the assets, the bank could return a large portion of our products still at the distributor (subject to certain quality, current product line and roll size minimum criteria) for a refund of original cost. In October 2006, the lending institution of the distributor notified us that the distributor had defaulted on its

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

obligations. As a result of the distributor’s default, we refunded the bank $1.1 million and returned the related products to our inventory.

We are party to supply agreements, some of which require the purchase of inventory remaining at the supplier upon termination of the agreement. The last such agreement will expire on July 31, 2009. Had these agreements terminated at December 31, 2006, Armstrong would have been obligated to purchase approximately $12.3 million of inventory. Historically, due to production planning, we have not had to purchase material amounts of product at the end of similar contracts. Accordingly, no liability has been recorded for most of these guarantees. As of December 31, 2006, we were required to purchase approximately $0.3 million of inventory held by one of our suppliers and a liability was recorded for this inventory.

As part of our executive compensation plan, certain current and former executives participate in a split-dollar insurance program where we are responsible for remitting the premiums. Since 1998, the program was closed to new participants. As of December 31, 2006, we carried a cash surrender value asset of $7.8 million related to this program. Should we discontinue making premium payments, the insured executives have the right to the entire policy cash surrender value. In light of the Sarbanes-Oxley Act, we believe it is inappropriate to make the premium payments for three of the executives participating in this plan. As a result, we have required these three individuals to make the premium payments to continue the policy.

We utilize lines of credit and other commercial commitments in order to ensure that adequate funds are available to meet operating requirements. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of our failure to pay our obligations to the beneficiary. This table summarizes the commitments we have available for use as of December 31, 2006. Letters of credit are currently arranged through our revolving credit facility. Certain letters of credit arranged with another bank prior to our Chapter 11 filing remain outstanding.

Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 – 3 Years	4 – 5 Years	Over 5 Years
Letters of Credit	$66.8	$66.8	—	—	—

In addition, we have lines of credit for certain international operations totaling $52.4 million, of which $8.0 million was used at December 31, 2006 and $44.4 million was available to ensure funds are available to meet operating requirements.

In disposing of assets, AWI and some subsidiaries have entered into contracts that included various indemnity provisions, covering such matters as taxes, environmental liabilities and asbestos and other litigation. Some of these contracts have exposure limits, but many do not. Due to the nature of the indemnities, it is not possible to estimate the potential maximum exposure under these contracts. For contracts under which an indemnity claim has been received, a liability of $4.0 million has been recorded as of December 31, 2006. See Note 21 of the Consolidated Financial Statements for additional information.

In September 1999, we sold our Textiles Products operations. As part of the divestiture agreement, we transferred certain liabilities and assets to the purchaser to cover pension payments earned by the work force as of the sale date. We also reimbursed the purchaser for such pension payments that were not covered by the pension assets. In addition, we agreed to reimburse the purchaser for the tax impact of our reimbursement of the pension payments. This agreement had no termination date. In the third quarter of 2006, we settled this liability and terminated the agreement.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

RELATED PARTIES

See Note 31 of the Consolidated Financial Statements for a discussion of our relationships with WAVE and Interface Solutions, Inc. (“ISI”).

Related party transactions with executives and outside directors are discussed in Item 13 - Certain

Relationships and Related Transactions, and Director Independence.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices that could impact our results of operations and financial condition. We use forward swaps and option contracts to hedge currency and commodity exposures. We regularly monitor developments in the capital markets and only enter into currency and commodity transactions with established counterparties having investment-grade ratings. Exposure to individual counterparties is controlled, and thus we consider the risk of counterparty default to be negligible. Forward swap and option contracts are entered into for periods consistent with underlying exposure and do not constitute positions independent of those exposures. We use derivative financial instruments as risk management tools and not for speculative trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage our exposure to potential nonperformance on such instruments.

Interest Rate Sensitivity

Armstrong is subject to interest rate variability on its Term Loan A, Term Loan B, revolving credit facility and other borrowings. There were no borrowings under the revolving credit facility as of December 31, 2006. A hypothetical increase of one-quarter percentage point in interest rates from December 31, 2006 levels would increase 2007 interest expense by approximately $2 million. We may execute interest rate swaps at some future date to mitigate our risk to interest rate variability.

Due to AWI’s Chapter 11 Filing in December 2000, all affected debt was classified as liabilities subject to compromise until October 2, 2006 when AWI emerged from bankruptcy. While operating as a debtor-in-possession, AWI did not pay any principal, interest or other payments on this debt unless approved by the Bankruptcy Court. However, we also had debt in entities that were not a part of the Chapter 11 filing, which was paid on schedule.

The table below provides information about our long-term debt obligations as of December 31, 2006, and December 31, 2005, including payment requirements and related weighted-average interest rates by scheduled maturity dates. The information is presented in U.S. dollar equivalents, which is our reporting currency. The December 31, 2005 amounts below reflect only debt of entities that were not a part of the Chapter 11 Filing.

Successor Company Scheduled maturity date ($ millions)	2007	2008	2009	2010	2011	After 2012	Total
As of December 31, 2006
Long-term debt:
Fixed rate	$0.6	$0.5	<$ 0.1	<$ 0.1	<$ 0.1	<$ 0.1	$1.1
Avg. interest rate	7.54%	7.46%	5.85%	7.63%	7.63%	7.63%	7.49%

Variable rate	$10.3	$20.2	$34.0	$35.2	$237.7	$473.9	$811.3
Avg. interest rate	6.91%	6.87%	6.10%	6.86%	6.85%	7.10%	6.97%

Predecessor Company Scheduled maturity date ($ millions)	2006	2007	2008	2009	2010	After 2011	Total
As of December 31, 2005
Long-term debt:
Fixed rate	$4.4	$0.7	$0.2	—	—	$0.1	$5.4
Avg. interest rate	6.22%	7.55%	7.63%	—	—	7.63%	6.47%

Variable rate	$1.0	$1.0	$1.1	$11.1	$1.2	$6.1	$21.5
Avg. interest rate	5.61%	3.73%	3.76%	3.85%	3.80%	4.11%	3.99%

Exchange Rate Sensitivity

We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement. We have used foreign currency forward exchange contracts to reduce our remaining exposure. At December 31, 2006, Armstrong’s major foreign currency exposures are to the Euro, the Canadian dollar and the British pound. A 10% strengthening of all currencies against the U.S. dollar compared to December 31, 2006 levels would decrease our 2007 earnings before income taxes by approximately $5 million.

We also use foreign currency forward exchange contracts to hedge exposures created by cross-currency intercompany loans.

The table below details our outstanding currency instruments as of December 31, 2006 and 2005. All the instruments outstanding as of December 31, 2006 have scheduled maturity dates on or before December 31, 2007.

	Maturing in:
On balance sheet foreign exchange related derivatives	2007	2008	Total
Successor Company As of December 31, 2006
Notional amounts (millions)	$381.5	$0.0	$381.5
Liabilities at fair value (millions)	$(2.0)	—	$(2.0)

	Maturing in:
	2006	2007	Total
Predecessor Company As of December 31, 2005
Notional amounts (millions)	$482.5	$3.2	$485.7
Assets at fair value (millions)	$1.5	—	$1.5

Commodity Price Sensitivity

We purchase natural gas for use in the manufacture of ceiling tiles and other products, as well as to heat many of our facilities. As a result, we are exposed to movements in the price of natural gas. We have a policy of reducing natural gas cost volatility through derivative instruments, including forward swap contracts, purchased call options, and zero-cost collars. A 10% increase in natural gas prices compared to December 31, 2006 prices would increase our expenses by approximately $5 million. The table below provides information about Armstrong’s natural gas contracts as of December 31, 2006 and 2005 that are sensitive to changes in commodity prices. Notional amounts and price ranges are in millions of Btu’s (MMBtu).

	Maturing in:
	2007	2008	Total
On balance sheet commodity related derivatives
Successor Company As of December 31, 2006
Contract amounts (MMBtu)	4,670,000	1,410,000	6,080,000
Contract price range ($/MMBtu)	$8.50 -$11.85	$8.52 -$10.85	$8.50 -$11.85
Assets at fair value (millions)	$1.9	$0.6	$2.5

	Maturing in:
	2006	2007	Total
Predecessor Company As of December 31, 2005
Contract amounts (MMBtu)	4,950,000	1,800,000	6,750,000
Contract price range ($/MMBtu)	$5.54 -$11.80	$9.56 -$11.85	$5.54 -$11.85
Assets at fair value (millions)	$15.0	$3.7	$18.7

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUPPLEMENTARY DATA

Quarterly Financial Information for the Years Ended December 31, 2006 and 2005 (Unaudited)

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings for the Three Month Period Ended December 31, 2006 (Successor Company) and the Nine Month Period Ended September 30, 2006(1) and the Years Ended December 31, 2005 and 2004 (Predecessor Company)

Consolidated Balance Sheets as of December 31, 2006 (Successor Company) and 2005 (Predecessor Company)

Consolidated Statements of Shareholders’ Equity (Deficit) for the Three Months Ended December 31, 2006 (Successor Company) and the Nine Months Ended September 30, 2006(1) and the Years Ended December 31, 2005 and 2004 (Predecessor Company)

Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2006 (Successor Company) and the Nine Months Ended September 30, 2006(1) and the Years Ended December 31, 2005 and 2004 (Predecessor Company)

Notes to Consolidated Financial Statements

Schedule II for the Three Month Period Ended December 31, 2006 (Successor Company) and the Nine Month Period Ended September 30, 2006(1) and the Years Ended December 31, 2005 and 2004 (Predecessor Company)

(1)

The financial statements for the nine month period ended September 30, 2006 include the effects of the Plan of Reorganization and fresh-start reporting in accordance with SOP 90-7 (see Note 3 to the Consolidated Financial Statements).

QUARTERLY FINANCIAL INFORMATION

ARMSTRONG WORLD INDUSTRIES, INC. (unaudited)

(millions except for per share data)	Predecessor Company			Successor Company
	First	Second	Third(1)	Fourth
2006 Net sales	$822.2	$884.0	$902.4	$817.3
Gross profit	167.6	203.8	208.5	156.9

Net earnings from continuing operations	27.7	49.6	1,346.9	3.3
Per share of common stock:
Basic	n/a	n/a	n/a	$0.06
Diluted	n/a	n/a	n/a	$0.06

Net earnings	28.0	40.2	1,287.6	2.2
Per share of common stock:
Basic	n/a	n/a	n/a	$0.04
Diluted	n/a	n/a	n/a	$0.04

Price range of common stock—high	n/a	n/a	n/a	$42.50
Price range of common stock—low	n/a	n/a	n/a	$30.00

	Predecessor Company
	First	Second	Third	Fourth
2005 Net sales	$788.1	$861.4	$871.6	$805.5
Gross profit	164.3	184.5	198.8	127.2

Net earnings from continuing operations	1.1	17.6	43.8	43.6
Per share of common stock:
Basic	n/a	n/a	n/a	n/a
Diluted	n/a	n/a	n/a	n/a

Net earnings (loss)	(3.2)	17.3	46.1	50.9
Per share of common stock:
Basic	n/a	n/a	n/a	n/a
Diluted	n/a	n/a	n/a	n/a

Price range of common stock—high	n/a	n/a	n/a	n/a
Price range of common stock—low	n/a	n/a	n/a	n/a

(1)	Reflects the effects of the Plan of Reorganization and fresh-start reporting. See Note 3 to the Consolidated Financial Statements.

There were no dividends paid in 2006 or 2005. The DIP Facility stipulated that AWI could not declare or pay any dividends either directly or indirectly and bankruptcy law bars dividends by companies in Chapter 11.

Note: The net sales and gross profit amounts reported above are reported on a continuing operations basis.

Fourth Quarter 2006 Compared With Fourth Quarter 2005

Net sales of $817.3 million in the fourth quarter of 2006 increased from net sales of $805.5 million in the fourth quarter of 2005, an increase of 1.5%. Excluding the favorable effects of foreign exchange rates of $13.1 million, net sales were flat as price realization and better product mix offset volume declines. Resilient Flooring net sales decreased 3.5%, excluding the favorable effects of foreign exchange rates, primarily due to declining volumes. Wood Flooring net sales decreased by 7.8% due to weakness in the U.S residential markets. Building Products net sales increased by 7.4%, excluding the favorable effects of foreign exchange rates of $7.0 million, due to increased selling prices and improved product mix. Cabinets increased by 11.7% on improved price and volume. Net sales decreased 3.4% in the Americas. Excluding the favorable effects of foreign exchange rates of $11.1 million, Europe net sales increased 11.2% and Pacific Rim sales increased by 15.9%.

Operating expenses in the fourth quarter of 2006 were impacted by the effects of adopting fresh-start reporting, as a result of AWI emerging from Chapter 11 on October 2, 2006 (net sales were not impacted by fresh-start reporting). In addition, both 2006 and 2005 operating expenses were impacted by several other significant items. The fresh-start and other significant items, which impacted cost of goods sold (“COGS”), selling, general and administrative expenses (“SG&A”), restructuring charges and equity earnings, include:

Increase / (Reduction) in Expenses, reported in $ millions

Item	Where Reported	2006	2005
Fresh-Start(1):
Change in depreciation and amortization	COGS	$(1.3)	—
Change in costs for benefit plans	COGS	(4.6)	—
Impact on hedging-related activity	COGS	(1.0)	—
Inventory-related costs	COGS	29.6	—
Change in depreciation and amortization	SG&A	2.8	—
Change in costs for benefit plans	SG&A	(2.3)	—
Inventory-related costs (WAVE)	Equity Earnings	3.7
Expenses from WAVE step-up	Equity Earnings	1.7	—

Other Significant Items:
Business interruption claim(2)	COGS	(4.7)	$(1.1)
Cost reduction initiatives expenses(3)	COGS	0.5	19.2
Pension curtailment charge(3)	COGS	—	11.4
Fixed asset impairments	COGS	—	2.7
Pension curtailment charge(3)	SG&A	—	5.5
Chapter 11 related post-emergence expenses(4)	SG&A	4.6	—
Fixed asset impairments	SG&A	—	0.5
Cost reduction initiatives expenses(3)	Restructuring	1.7	6.0

(1)	See Note 3 for more information on fresh-start reporting.
(2)	In the fourth quarter, we received the final payment for a business interruption claim, totaling $4.7 million. We received $1.1 million in the fourth quarter of 2005 for the same claim.
(3)	See “Factors Affecting Operating Costs” and Note 15 for a discussion on the cost reduction expenses and pension curtailment charges.
(4)	AWI incurred $4.6 million in expenses during the fourth quarter for Chapter 11 related post-emergence activities.

For the fourth quarter of 2006, the cost of goods sold was 80.8% of net sales, compared to 84.2% in 2005. The 3.4 percentage point improvement was the result of benefits from higher selling prices, primarily in Building Products, better manufacturing performance, mainly in the Resilient and Wood Flooring businesses, and improvement from sales mix. Cost of goods sold in 2006 also benefited from a larger U.S. pension plan credit. These factors more than offset raw material inflation across all businesses. In addition, cost of goods sold in 2006 and 2005 were impacted by the items as detailed in the above table.

SG&A expenses for the fourth quarter of 2006 were $144.0 million as compared to $142.2 million for the fourth quarter of 2005. Resilient Flooring reduced spending, while Building Products and Wood Flooring grew at less than the rate of growth in revenue. In addition, both 2006 and 2005 SG&A expenses were impacted by the items as detailed in the above table.

An operating income from continuing operations of $16.5 million in the fourth quarter of 2006 compared to an operating loss of $10.1 million in the fourth quarter of 2005.

The fourth quarter of 2005 had $5.7 million of Chapter 11 reorganization income due to the reversal of an accrual for professional fees for certain advisors.

The tax expense from continuing operations for the fourth quarter of 2006 was $3.8 million compared to a tax benefit of $45.3 million for the same period of 2005. The quarter to quarter comparative tax rates are not meaningful due to the loss from continuing operations reported in 2005 of $4.4 million versus the $7.1 million of income reported in 2006. The 2006 fourth quarter tax rate was negatively impacted by nondeductible bankruptcy fees and foreign losses with valuation allowances partially offset by favorable benefits from lower foreign tax rates, foreign exchange and foreign tax refunds, of which $1.5 million is related to a recent change in German tax law which allows for a recovery of previously frozen imputation tax credits. The comparative period of 2005 reflected $61.2 million of tax benefits related to a subsidiary capital restructuring.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Armstrong World Industries, Inc. and subsidiaries as of December 31, 2006 for the Successor Company and December 31, 2005 for the Predecessor Company, and the results of their operations and their cash flows for the three months ended December 31, 2006 for the Successor Company, and for the nine months ended September 30, 2006, and the years ended December 31, 2005 and December 31, 2004 for the Predecessor Company, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 3 to the consolidated financial statements, on August 18, 2006, the Bankruptcy Court confirmed the Company’s Plan of Reorganization (the Plan), related to its Chapter 11 bankruptcy proceeding. The Plan became effective on October 2, 2006 and Armstrong World Industries, Inc. emerged from the Chapter 11 bankruptcy proceeding. In connection with its emergence from the Chapter 11 bankruptcy proceeding, Armstrong World Industries, Inc. adopted fresh-start reporting pursuant to Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” as of October 2, 2006. As a result, the financial statements of the Successor Company are presented on a different basis than those of the Predecessor Company and, therefore, are not comparable in all respects. As described in Note 3 to the consolidated financial statements, the Company has reflected the effects of the Plan and fresh-start reporting in the Predecessor Company for the nine month period ended September 30, 2006. As discussed in Notes 16 and 18 to the consolidated financial statements, upon adoption of fresh-start reporting, the Company changed its method of accounting for income tax contingencies as described by FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” and its method of accounting for defined benefit and other postretirement plans as described by Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 30, 2007

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Earnings

(amounts in millions, except per share data)

	Successor Company	Predecessor Company
	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006(1)	Year Ended December 31, 2005	Year Ended December 31, 2004
Net sales	$817.3	$2,608.6	$3,326.6	$3,279.1
Cost of goods sold	660.4	2,028.7	2,651.8	2,654.4

Gross profit	156.9	579.9	674.8	624.7

Selling, general and administrative expenses	144.0	417.0	590.0	567.7
Goodwill impairment	—	—	—	108.4
Restructuring charges, net	1.7	10.0	23.0	17.9
Equity earnings from joint venture	(5.3)	(41.4)	(39.3)	(31.6)

Operating income (loss)	16.5	194.3	101.1	(37.7)

Interest expense (unrecorded contractual interest of $0.0, $57.6, $82.8 and $86.9, respectively)	13.4	5.2	7.7	7.9
Other non-operating expense	0.3	1.0	1.5	3.1
Other non-operating (income)	(4.3)	(7.2)	(11.8)	(6.4)
Chapter 11 reorganization (income) costs, net	—	(1,955.5)	(1.2)	6.9

Earnings (loss) from continuing operations before income taxes	7.1	2,150.8	104.9	(49.2)
Income tax expense (benefit)	3.8	69.6	(1.2)	21.4
Income tax expense on settlement and fresh-start adjustments	—	657.0	—	—

Earnings (loss) from continuing operations	3.3	1,424.2	106.1	(70.6)
Gain (loss) from discontinued operations, net of tax of $0.9, $(8.7), $2.8 and $3.5	(1.1)	(68.4)	5.0	(9.1)

Net earnings (loss)	$2.2	$1,355.8	$111.1	$(79.7)

Earnings per share of common stock, continuing operations:
Basic	$0.06	n/a	n/a	n/a
Diluted	$0.06	n/a	n/a	n/a

Loss per share of common stock, discontinued operations:
Basic	$(0.02)	n/a	n/a	n/a
Diluted	$(0.02)	n/a	n/a	n/a

Net earnings per share of common stock:
Basic	$0.04	n/a	n/a	n/a
Diluted	$0.04	n/a	n/a	n/a

Average number of common shares outstanding:
Basic	55.0	n/a	n/a	n/a
Diluted	55.3	n/a	n/a	n/a

(1)	Reflects the effects of the Plan of Reorganization and fresh-start reporting. See Note 3 to the Consolidated Financial Statements.

See accompanying notes to consolidated financial statements beginning on page 59.

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Balance Sheets

(amounts in millions, except share data)

	Successor Company	Predecessor Company
	December 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$252.5	$602.2
Accounts and notes receivable, net	321.9	328.8
Inventories, net	521.7	514.5
Assets of discontinued business held for sale	121.6	—
Deferred income taxes	6.8	15.4
Income tax receivable	81.4	18.2
Other current assets	65.5	82.2

Total current assets	1,371.4	1,561.3

Property, plant and equipment, less accumulated depreciation and amortization of $28.8 and $1,628.7, respectively	966.2	1,180.7

Insurance receivable for asbestos-related liabilities, noncurrent	—	88.8
Prepaid pension costs	579.8	476.9
Investment in affiliates	294.6	67.4
Goodwill	—	134.2
Other intangibles, net	669.9	32.7
Deferred income taxes, noncurrent	201.4	967.4
Other noncurrent assets	87.4	96.6

Total assets	$4,170.7	$4,606.0

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$3.8	$14.6
Current installments of long-term debt	10.9	5.4
Accounts payable and accrued expenses	443.3	392.5
Short term amounts due to affiliates	—	10.0
Liabilities of discontinued business held for sale	53.3	—
Income tax payable	2.9	10.0
Deferred income taxes	2.4	0.8

Total current liabilities	516.6	433.3

Liabilities subject to compromise	1.3	4,869.4

Long-term debt, less current installments	801.5	21.5
Postretirement and postemployment benefit liabilities	373.7	258.9
Pension benefit liabilities	207.8	223.7
Other long-term liabilities	75.7	90.0
Income taxes payable, noncurrent	10.7	—
Deferred income taxes, noncurrent	11.2	21.2
Minority interest in subsidiaries	7.5	7.9

Total noncurrent liabilities	1,489.4	5,492.6

Shareholders’ equity (deficit):
Common stock, par value per share $0.01 in 2006 and $1 in 2005 Authorized 200 million shares; issued 56,091,218 shares in 2006 and 51,878,910 shares in 2005	0.6	51.9
Capital in excess of par value	2,099.8	172.6
Reduction for ESOP loan guarantee	—	(142.2)
Retained earnings (accumulated deficit)	2.2	(910.8)
Accumulated other comprehensive income	62.1	37.1
Less common stock in treasury, at cost 2006 – 0 shares; 2005 – 11,393,170 shares	—	(528.5)

Total shareholders’ equity (deficit)	2,164.7	(1,319.9)

Total liabilities and shareholders’ equity (deficit)	$4,170.7	$4,606.0

See accompanying notes to consolidated financial statements beginning on page 59.

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(amounts in millions, except per share amounts)

	Successor Company		Predecessor Company
	Three Months ended December 31, 2006		Nine months ended September 30, 2006(1)		Year 2005		Year 2004
Common stock:
Balance at beginning of period	$0.6		$51.9		$51.9		$51.9
Cancellation of Predecessor common stock	—		(51.9)		—		—
Issuance of Successor common stock	—		0.6		—		—

Balance at end of period	$0.6		$0.6		$51.9		$51.9

Capital in excess of par value:
Balance at beginning of period	$2,097.6		$172.6		$172.6		$172.7
Elimination of additional paid in capital due to cancellation of Predecessor common stock	—		(172.6)		—		—
Paid in capital associated with issuance of Successor common stock	—		2,097.6		—		—
Share-based employee compensation	2.2		—		—		—
Other	—				—		(0.1)

Balance at end of period	$2,099.8		$2,097.6		$172.6		$172.6

Reduction for ESOP loan guarantee:
Balance at beginning of period	$—		$(142.2)		$(142.2)		$(142.2)
Cancellation of Predecessor ESOP loan guarantee	—		142.2		—		—

Balance at end of period	$—		$—		$(142.2)		$(142.2)

Retained earnings (accumulated deficit):
Balance at beginning of period	$—		$(910.8)		$(1,021.9)		$(942.2)
Net earnings (loss) for period	2.2	$2.2	1,355.8	$1,355.8	111.1	$111.1	(79.7)	$(79.7)
Elimination of Predecessor retained earnings	—		(445.0)		—		—

Balance at end of period	$2.2		$—		$(910.8)		$(1,021.9)

Accumulated other comprehensive income (loss):
Balance at beginning of period	$—		$37.1		$42.8		$43.3
Foreign currency translation adjustments	2.1		18.5		(14.1)		22.4
Derivative gain (loss), net	0.7		(9.5)		1.2		0.3
Pension adjustments	59.3		—		—		—
Minimum pension liability adjustments	—		(0.7)		7.2		(23.2)

Total other comprehensive income (loss)	62.1	62.1	8.3	8.3	(5.7)	(5.7)	(0.5)	(0.5)

Elimination of Predecessor accumulated other comprehensive income	—		(45.4)		—		—

Balance at end of period	$62.1		$—		$37.1		$42.8

Comprehensive income (loss)		$64.3		$1,364.1		$105.4		$(80.2)

Less treasury stock at cost:
Balance at beginning of period	$—		$(528.5)		$(528.5)		$(528.5)
Elimination of Predecessor treasury stock	—		528.5		—		—

Balance at end of period	$—		$—		$(528.5)		$(528.5)

Total shareholders’ equity (deficit)	$2,164.7		$2,098.2		$(1,319.9)		$(1,425.3)

(1)	Reflects the effects of the Plan of Reorganization and fresh-start reporting. See Note 3 to the Consolidated Financial Statements.

See accompanying notes to consolidated financial statements beginning on page 59.

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Cash Flows

	Successor Company	Predecessor Company
	Three Months ended December 31, 2006	Nine Months ended September 30, 2006(1)	Year 2005	Year 2004
Cash flows from operating activities:
Net earnings (loss)	$2.2	$1,355.8	$111.1	$(79.7)
Adjustments to reconcile net earnings (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	32.2	101.2	141.0	151.0
Goodwill impairment	—	—	—	108.4
Fixed asset impairments	—	0.6	17.6	64.7
Deferred income taxes	1.8	726.2	(24.6)	(21.9)
Gain on sale of assets	—	(17.1)	(0.2)	(2.9)
Gain on sale of notes	—	—	(10.4)	—
Equity earnings from affiliates, net	(5.3)	(41.4)	(39.0)	(33.5)
Gain on sale of investment in affiliates	—	—	(3.4)	—
Chapter 11 reorganization (income) costs, net	—	15.2	(1.2)	6.9
Chapter 11 reorganization costs payments	—	(13.1)	(12.7)	(15.9)
Post-emergence chapter 11 fees	4.6	—	—	—
Post-emergence chapter 11 payments	(4.0)	—	—	—
Restructuring charges, net of reversals	1.7	10.0	23.2	18.3
Restructuring payments	(0.4)	(3.0)	(24.0)	(4.1)
Asbestos-related insurance recoveries	—	7.0	—	4.5
Cash effect of hedging activities	(3.1)	(2.8)	21.9	1.1
Gain on discharge of debt and liabilities subject to compromise	—	(1,510.8)	—	—
Non-cash fresh-start adjustments	—	(389.5)	—	—
Changes in operating assets and liabilities:
Receivables	49.6	(66.0)	(8.7)	(9.5)
Inventories	54.8	(12.7)	1.5	(61.7)
Other current assets	(5.1)	2.0	(3.7)	11.8
Other noncurrent assets	(13.9)	(45.3)	(16.8)	(34.8)
Accounts payable and accrued expenses	(11.1)	11.3	8.5	61.1
Income taxes payable	(4.6)	(64.7)	(16.7)	(31.4)
Other long-term liabilities	(1.8)	(10.5)	(20.1)	3.5
Cash distributed under the POR	(28.6)	(804.1)	—	—
Other, net	1.1	5.6	3.4	6.9

Net cash provided by (used by) operating activities	70.1	(746.1)	146.7	142.8

Cash flows from investing activities:
Purchases of property, plant and equipment and computer software	(40.3)	(98.2)	(135.5)	(134.0)
Purchase of minority interest	—	(1.5)	—	—
Acquisitions	—	(60.5)	—	—
Proceeds from sale of notes	—	—	38.3	—
Distributions from equity affiliates	25.0	18.0	23.0	10.0
Investment in affiliates	—	(4.3)	—	—
Proceeds from sale of investment in affiliates	—	—	20.6	—
Loan to affiliate	—	(6.3)	—	—
Proceeds from the sale of assets	—	39.1	5.1	12.3

Net cash (used for) investing activities	(15.3)	(113.7)	(48.5)	(111.7)

Cash flows from financing activities:
Increase/(decrease) in short-term debt, net	2.8	(15.2)	5.1	4.0
Issuance of long-term debt	—	800.0	—	—
Payments of long-term debt	(0.2)	(15.5)	(7.6)	(9.8)
Payments under the POR	—	(300.7)	—	—
Dividend to minority interest	—	(1.1)	—	—
Debt issuance costs	(10.7)	—	—	—
Other, net	—	0.5	(1.4)	(1.2)

Net cash provided by (used for) financing activities	(8.1)	468.0	(3.9)	(7.0)

Effect of exchange rate changes on cash and cash equivalents	1.3	5.4	(8.0)	7.5

Net increase (decrease) in cash and cash equivalents	$48.0	$(386.4)	$86.3	$31.6
Cash and cash equivalents at beginning of period	$215.8	$602.2	$515.9	$484.3

Cash and cash equivalents at end of period	$263.8	$215.8	$602.2	$515.9
Cash and cash equivalents at end of period from discontinued operations	11.3	—	—	—

Cash and cash equivalents at end of period from continuing operations	$252.5	$215.8	$602.2	$515.9

(1)	Reflects the effects of the Plan of Reorganization and fresh-start reporting. See Note 3 to the Consolidated Financial Statements.

See accompanying notes to consolidated financial statements beginning on page 59.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 1. BUSINESS AND CHAPTER 11 REORGANIZATION

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891. On December 6, 2000, AWI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in order to use the court-supervised reorganization process to achieve a resolution of AWI’s asbestos-related liability. On October 2, 2006, when all conditions precedent were met, AWI’s plan of reorganization (the “POR”), as confirmed by the U.S. District Court for the District of Delaware by order dated August 18, 2006, became effective, and AWI emerged from Chapter 11.

Armstrong Holdings, Inc. (“AHI”) is a Pennsylvania corporation and, as of September 30, 2006, was the publicly held parent holding company of AWI. AHI’s only operation was its indirect ownership, through Armstrong Worldwide, Inc. (“AWWD,” a Delaware corporation), of all of the capital stock of AWI. Upon AWI’s POR becoming effective on October 2, 2006, all then-current shares of AWI were cancelled, and AHI was not entitled to any distribution under the POR in respect of its former equity interest in AWI. AHI, AWWD, and AWI have a settlement of claims pending court approval in AWI’s Chapter 11 case. See “Matters Concerning AHI” for additional information about the settlement.

When we refer to “we”, “our” and “us” in this report, we are referring to AWI and its subsidiaries. References in this report to “reorganized Armstrong” are to AWI as it was reorganized under the POR on October 2, 2006, and its subsidiaries collectively. We use the term “AWI” when we are referring solely to Armstrong World Industries, Inc.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

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

Plan of Reorganization and Disclosure Statement

On November 4, 2002, AWI filed a plan of reorganization with the Bankruptcy Court. Subsequently, AWI filed several amendments to the plan, along with various exhibits. The Fourth Amended Plan of Reorganization, with certain exhibits, was filed on May 23, 2003 and, as so amended and as modified by modifications filed with the Bankruptcy Court through May 23, 2006, was confirmed by the U.S. District Court for the District of Delaware (the “Court”) on August 18, 2006. Such plan, as confirmed, is referred to in this report as the “POR”. Pursuant to the POR, upon emergence from Chapter 11 on October 2, 2006, AWI continued to conduct its existing lines of business with a reorganized capital structure under which, among other things, its existing shares were cancelled and new common shares of reorganized Armstrong and cash were issued to its unsecured creditors and to the Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust (the “Asbestos PI Trust”), which was established under the POR, as described below, for the benefit of AWI’s current and future asbestos-related personal injury claimants, in full satisfaction of their claims against AWI. The POR excludes AWI’s Nitram and Desseaux subsidiaries, neither of which is material to Armstrong and which are pursuing separate resolutions of their Chapter 11 cases that are expected to result in the winding up of their affairs.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

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

In order for AWI’s POR to be confirmed, the U.S. District Court had to also issue findings of fact and conclusions of law in support of confirmation of the POR, enter or affirm an order confirming the POR and issue an injunction under Section 524(g) of the Bankruptcy Code (see “Asbestos Personal Injury Trust” below). Following procedural delays concerning the status of the prior U.S. District Court judge presiding over AWI’s Chapter 11 Case, the case was assigned to U.S. District Court Judge Eduardo C. Robreno in June 2004. A hearing was held before Judge Robreno on December 15, 2004 to consider the objections to confirmation of the POR. On February 23, 2005, Judge Robreno ruled that the POR could not be confirmed. In the court’s decision, the Judge found that, because the class of unsecured creditors voted to reject the POR, the distribution of warrants to the existing equity holder (AHI), as then provided under the POR, violated the absolute priority rule of the Bankruptcy Code.

AWI appealed this decision to the United States Court of Appeals for the Third Circuit. On December 29, 2005, that court affirmed the District Court’s decision to deny confirmation of the POR.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

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

In addition, workers’ compensation claims brought against AWI or its subsidiaries or other affiliates will not be channeled to the Asbestos PI Trust and will remain subject to the workers’ compensation process. Workers’ compensation law provides that the employer is responsible for evaluation, medical treatment and lost wages as a result of a job-related injury. Historically, workers’ compensation claims against AWI or its subsidiaries have not been significant in number or amount, and AWI honored its obligations with respect to such claims during the Chapter 11 Case. Currently, AWI has six pending workers’ compensation claims, and a UK subsidiary has seven employer liability claims involving alleged asbestos exposure.

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

Consideration Distributed under the POR

The Asbestos PI Trust and the holders of allowed unsecured claims, other than “convenience creditors” described below, became entitled on the Effective Date to share in the following consideration to be distributed to them under the POR:

•	AWI’s “Available Cash,” which, as defined in the POR, was:

¡

Cash available as of September 30, 2006 after reserving up to $100 million (as determined by AWI) to fund ongoing operations and making provisions for the payment of allowed claims of convenience creditors and certain other required payments under the POR,

¡	Any cash drawn, at AWI’s sole discretion, under a credit facility to be established as provided by the POR for the purpose of funding distributions under the POR, and

¡	Certain insurance proceeds related to environmental matters.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

The POR called for AWI to use reasonable efforts to issue one or more private offerings of debt securities or arrange term loan borrowings on, or as soon as practicable after, the Effective Date, so as to yield net proceeds at least equal to the amount of the Plan Notes prescribed by the Plan, which was the greater of (i) $1.125 billion less Available Cash and (ii) $775 million. Following its emergence, AWI received commitments for, and then entered into and received the proceeds from, $800 million of secured term loan borrowings for use principally in lieu of issuance of the Plan Notes. The borrowings consist of a $300 million term loan with a 5 year maturity and a $500 million term loan with a 7 year maturity. Of the $800 million borrowed, $775 million was distributed to the Asbestos PI Trust and holders of allowed unsecured claims, as described in the following paragraph, and the remaining $25 million is being used by AWI for operational purposes.

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

•

34.43% of the first $1.05 billion of all the Available Cash and net cash proceeds from the secured term loan borrowings in lieu of Plan Notes to be distributed under the POR to unsecured creditors (other than convenience creditors) and the Asbestos PI Trust, in the form of:

¡	Up to $300 million of Available Cash and

¡	The balance in net cash proceeds from the secured term loan borrowings.

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

Under the POR, the remaining amount of new common shares of reorganized Armstrong, Available Cash and net cash proceeds from the secured term loan borrowings, made in lieu of issuing the Plan Notes, were distributed to the Asbestos PI Trust. Pursuant to the POR, AWI also transferred rights arising under liability insurance policies issued to AWI with respect to asbestos-related personal injury claims to the Asbestos PI Trust. See Note 32 for additional information regarding the asbestos-related personal injury insurance proceedings.

Under the POR, unsecured creditors whose claims (other than claims on debt securities) are less than $10 thousand or who elect to reduce their claims to $10 thousand were treated as “convenience creditors” and will receive payment of 75% of their allowed claim amount in cash (which payments reduced the amount of Available Cash). Payments totaling $2.4 million to-date were made to the convenience creditors, commencing on October 2, 2006, with another $0.6 million expected to be paid in future periods.

Valuation of Consideration to be Distributed under the POR

During the third quarter of 2003, AWI and its financial advisors estimated the value of reorganized Armstrong to be between $2.4 billion and $3.0 billion, with the mid-point of this range used in the financial projections that were part of the Disclosure Statement. AWI and its financial advisors determined the reorganization value as of October 2, 2006 to be $2.94 billion. This value is being used as the basis for AWI’s fresh-start reporting. See Note 3 for additional information on fresh-start reporting.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Based upon the distribution provisions for the POR described above, the Asbestos PI Trust and holders of allowed unsecured claims became entitled on the Effective Date to receive the following distributions:

	Number of Shares and Cash Distributed To
(reported in millions)	Asbestos PI Trust	Unsecured Creditors	Total
Shares of reorganized Armstrong	37.0	19.4	56.4

Cash proceeds from borrowings	$508.2	$266.8	$775.0
Available Cash	230.3	140.4	370.7

Total of cash proceeds	$738.5	$407.2	$1,145.7

Book value of insurance receivable	$91.5

Distribution to the Asbestos PI Trust of the above-mentioned new common shares was made on October 2, 2006 and distribution to it of its share of Available Cash and net cash proceeds from the secured term loan borrowings was completed by October 17, 2006. The rights arising under liability insurance policies issued to AWI with respect to asbestos related personal injury claims were transferred to the Asbestos PI Trust on October 2, 2006. The initial distribution to holders of allowed unsecured claims, of their pro rata share of the above-mentioned new common shares, Available Cash and net cash proceeds from the secured term loan borrowings, commenced on October 17, 2006. Substantially all of the total unsecured creditors’ value was distributed in the fourth quarter 2006, with some of the value reserved from distribution due to a few unsecured claims that remain unresolved. The remaining amount of distribution to the unsecured creditors will be made in future periods, as the disputed claims are resolved, in accordance with the dates and procedures established under the POR.

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

A final federal income tax return for AHI and AWI on a consolidated basis is expected to be filed for 2006 by September 2007. AHI and AWI will report substantial tax losses in this final tax return. The use of the tax losses and the extent to which they result in tax refunds will be affected by elections to be made in this final consolidated return by AHI as agent for the Armstrong consolidated group. Some elections would be more beneficial to one company than the other. The Armstrong consolidated group will receive a substantial tax refund of current year, and possibly prior year, tax payments. The amount of the refund of prior year tax payments will depend in part on the elections made in the tax return. How much of the tax refunds will be retained by AHI was negotiated between AHI and reorganized Armstrong (see below).

In order to address the AHI Claim and its tax-related issues with AWI, at a meeting on September 16, 2006, the Board of Directors of AHI appointed a special committee of the Board. The members of the

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

committee are independent directors of AHI who do not serve as directors of, or otherwise participate in the affairs of, AWI. The committee negotiated with AWI concerning these matters.

On February 26, 2007, AHI and AWI announced that they reached a settlement on all intercompany claim and tax matters. The settlement was submitted to the U.S. Bankruptcy Court for its approval. The settlement calls for AWI to pay AHI $20 million in cash, and gives AHI an allowed claim under AWI’s confirmed Plan of Reorganization of $8.5 million. The settlement gives AWI the right to make all relevant tax elections and file all required tax returns on behalf of the Armstrong group of companies for all relevant tax periods during which the two companies were affiliated, and to receive and retain all related tax refunds. The U.S. Bankruptcy Court is scheduled to review the settlement on April 2, 2007.

Common Shares and Debt Securities

AWI’s new common shares began trading on the New York Stock Exchange on October 10 under the ticker symbol “AWI”. AWI’s pre-Filing debt securities that were trading in the OTC Bulletin Board under the ticker symbol “AKKWQ” ceased trading upon AWI’s emergence from Chapter 11.

Financing

Through October 1, 2006, AWI had a $75.0 million debtor-in-possession (“DIP”) credit facility that was limited to issuances of letters of credit. On October 2, 2006, this facility was cancelled, and AWI entered into a secured $300 million revolving credit facility, that is scheduled to mature in 5 years. By October 16, 2006, AWI received commitments for, and the proceeds from, $800 million of secured term loan borrowings. Of the $800 million borrowed, $775 million was distributed to the Asbestos PI Trust and holders of allowed unsecured claims, as described earlier in this note, and the remaining $25 million is being used by AWI for operational purposes. See Note 17 for further information on our debt.

Accounting Impact

AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance was implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate pre-Filing liabilities that are subject to compromise and report them separately on the balance sheet. See Note 5 for detail of the liabilities subject to compromise at December 31, 2006 and December 31, 2005. Liabilities that may have been affected by a plan of reorganization were recorded at the expected amount of the allowed claims, even if they were settled for lesser amounts. Substantially all of AWI’s pre-Filing debt, in default as of the Filing Date, was recorded at face value and was classified within liabilities subject to compromise. Obligations of AWI subsidiaries not covered by the Filing remained classified on the consolidated balance sheet based upon maturity date. AWI’s estimated liability for asbestos-related personal injury claims was also recorded in liabilities subject to compromise. See Note 32 for further discussion of AWI’s asbestos liability.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities during 2006, 2005 and 2004:

	Successor Company	Predecessor Company
	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2005	Year 2004
Professional fees	$—	$30.2	$10.4	$11.5
Interest income, post-Filing	—	(15.0)	(11.8)	(4.8)
Adjustments to pre-Filing liabilities	—	—	0.1	—
Gain from discharge of liabilities subject to compromise	—	(1,510.8)	—	—
Gain from fresh-start reporting	—	(459.9)	—	—
Other expense directly related to bankruptcy, net	—	—	0.1	0.2

Total Chapter 11 reorganization (income) costs, net	$—	$(1,955.5)	$(1.2)	$6.9

Professional fees represent legal and financial advisory fees and expenses that were incurred directly as a result of the Filing. We incurred $4.3 million in fees on October 2, 2006 as a direct result of our emergence from Chapter 11. We are reporting the $4.3 million in the Predecessor Company, as we selected September 30, 2006 as the date to adopt fresh-start reporting (see below and Note 3).

Interest income was earned from short-term investments subsequent to the Filing.

Pursuant to SOP 90-7, AWI and its subsidiaries adopted fresh-start reporting upon AWI emerging from Chapter 11. The conditions required in order for AWI to adopt fresh-start reporting were met on October 2, 2006. For administrative convenience, we selected September 30, 2006, following the close of business, as the date to adopt fresh-start reporting. Consequently, the impact of emergence, including the gain on settlement of liabilities subject to compromise and the gain on fresh-start reporting, is reflected in the Predecessor Company for the nine months ended September 30, 2006 and the results of operations beginning October 1, 2006 are reflected within the Successor Company. We recorded gains of $1,510.8 million and $459.9 million from discharging the liabilities subject to compromise and adopting fresh-start reporting, respectively. See Note 3 for more information on the impact of the implementation of the plan of reorganization and fresh-start reporting.

AWI incurred $4.6 million of expenses during the fourth quarter of 2006 for Chapter 11 related post-emergence activities. Pursuant to SOP 90-7, these expenses were reported as selling, general and administrative (SG&A) expenses.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy. The consolidated financial statements and accompanying data in this report include the accounts of AWI and its majority-owned subsidiaries. The results of less than majority owned subsidiaries are accounted for under the equity method. All significant intercompany transactions have been eliminated from the consolidated financial statements.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Use of Estimates. These financial statements are prepared in accordance with U.S. generally accepted accounting principles and include management estimates and judgments, where appropriate. Management utilizes estimates to record many items including asset values, allowances for bad debts, inventory obsolescence and lower of cost or market charges, warranty, workers’ compensation, general liability and environmental claims. When preparing an estimate, management determines the amount based upon the consideration of relevant information. Management may confer with outside parties, including outside counsel. Actual results may differ from these estimates.

Reclassifications. Certain amounts in the prior years’ Consolidated Statements of Earnings and related notes thereto have been recast to conform to the 2006 presentation, including the reclassification of our textiles and sports flooring business to discontinued operations. We also reclassified computer software from intangible assets to property, plant and equipment in the prior years’ Consolidated Balance Sheets.

Revenue Recognition. We recognize revenue from the sale of products when persuasive evidence of an arrangement exists, title and risk of loss transfers to the customers, prices are fixed and determinable, and it is reasonably assured the related accounts receivable is collectable. Our sales terms primarily are FOB shipping point. We have some sales terms that are FOB destination. Our products are sold with normal and customary return provisions. Sales discounts are deducted immediately from the sales invoice. Provisions, which are recorded as a reduction of revenue, are made for the estimated cost of rebates, promotional programs and warranties. We defer recognizing revenue if special sales agreements, established at the time of sale, warrant this treatment.

Sales Incentives. Sales incentives are reflected as a reduction of net sales for all periods presented.

Shipping and Handling Costs. Shipping and handling costs are reflected in cost of goods sold for all periods presented.

Advertising Costs. We recognize advertising expenses as they are incurred.

Pension and Postretirement Benefits. We have benefit plans that provide for pension, medical and life insurance benefits to certain eligible employees when they retire from active service. Generally, for plans that maintain plan assets, our practice is to fund the actuarially determined current service costs and the amounts necessary to amortize prior service obligations for the pension benefits over periods ranging up to 30 years, but not in excess of the funding limitations.

Taxes. The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes to reflect the expected future tax consequences of events recognized in the financial statements. Deferred tax assets and liabilities are recognized by applying enacted tax rates to temporary differences that exist as of the balance sheet date which result from differences in the timing of reported taxable income between tax and financial reporting. These deferred tax assets and liabilities assume that benefits are recorded at the highest amount that is more likely than not to be sustained through the tax audit cycle.

Taxes collected from customers and remitted to governmental authorities are reported on a net basis.

Earnings per Common Share. Basic earnings per share is computed by dividing the earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share reflects the potential dilution of securities that could share in the earnings.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and short-term investments that have maturities of three months or less when purchased.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Concentration of Credit. We principally sell products to customers in the building products industries, in various geographic regions. Net sales to specific customers in excess of 10% of our consolidated net sales for 2006, 2005 and 2004 were:

Customer	Successor Company	Predecessor Company
	Three months ended December 31, 2006	Nine months ended September 30, 2006	Year 2005	Year 2004
The Home Depot, Inc.	$78.8	$285.3	$384.1	$393.4

Net sales to The Home Depot, Inc. were recorded in our Resilient Flooring, Wood Flooring and Building Products segments. No other customers accounted for 10% or more of our total consolidated net sales.

There are no significant concentrations of credit risk other than with The Home Depot, Inc. and Lowe’s Companies, Inc. who together represented approximately 22% and 24% of our trade receivables as of December 31, 2006 and 2005, respectively. We monitor the creditworthiness of our customers and generally do not require collateral.

Receivables. We sell the vast majority of our products to select, pre-approved customers using customary trade terms that allow for payment in the future. Customer trade receivables, customer notes receivable and miscellaneous receivables (which include supply related rebates and claims to be received, unpaid insurance claims from litigation and other), net of allowances for doubtful accounts, rebates, promotional programs and warranties are reported in accounts and notes receivable, net. Notes receivable from divesting certain businesses are included in other current assets and other non-current assets based upon the payment terms. Insurance receivables for asbestos-related liabilities were primarily non-current, with the current portion reported in other current assets.

We establish credit worthiness prior to extending credit. We estimate the recoverability of current and non-current receivables each period. This estimate is based upon triggering events and new information in the period, which can include the review of any available financial statements and forecasts, as well as discussions with legal counsel and the management of the debtor company. As events occur which impact the uncollectibility of the receivable, all or a portion of the receivable is written off. Account balances are charged off against the allowance when the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers.

Inventories. Inventories are valued at the lower of cost or market. Inventories also include certain samples used in ongoing sales and marketing activities. Cash flows from the sale of inventory and the related cash receipts are classified as operating cash flows on the consolidated statements of cash flows. See Note 9 for further information on our accounting for inventories.

Property and Depreciation. For the Predecessor Company, property, plant and equipment values are stated at acquisition cost less accumulated depreciation and amortization. For the Successor Company, property, plant and equipment were set equal to fair value as of our emergence date and are currently stated at that value less accumulated depreciation and amortization. Property, plant and equipment acquired after our emergence date is stated at acquisition cost less accumulated depreciation and amortization.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

depreciated over shorter periods (3 to 7 years). Heavy production equipment, such as conveyors and production presses, are depreciated over longer periods (15 to 20 years). Buildings are depreciated over 20 to 40 years, depending on factors such as type of construction and use.

Impairment losses are recorded when indicators of impairment are present, such as operating losses and/or negative cash flows. Impairments of assets related to our manufacturing operations are recorded in cost of goods sold. For purposes of calculating any impairment, we estimate the fair value and compare it to the carrying value of the asset. If the fair value is less than the carrying value of the asset, we record an impairment equal to the difference between the fair value and carrying value of the asset. When assets are disposed of or retired, their costs and related depreciation are removed from the financial statements and any resulting gains or losses normally are reflected in cost of goods sold or SG&A expenses.

Costs of the construction of certain property include capitalized interest which is amortized over the estimated useful life of the related asset. There was no capitalized interest recorded in the nine months ended September 30, 2006, the year 2005 or the year 2004 due to the Chapter 11 Filing. There was also no capitalized interest in the three months ended December 31, 2006.

Plant and equipment held under capital leases are stated at the present value of the minimum lease payments. Plant and equipment held under capital leases and leasehold improvements are amortized on a straight line basis over the life of the lease plus any specific option periods.

Goodwill and Other Intangibles. Goodwill and intangible assets with indefinite useful lives are tested for impairment annually in the fourth quarter. Effective with our emergence from Chapter 11 on October 2, 2006 and as part of fresh-start reporting, Predecessor Company goodwill was eliminated from our balance sheet and intangible assets were revalued. See Note 3 for further information. Intangible assets with determinable useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or circumstances indicate that its carrying amount may not be recoverable. See Note 12 for disclosure on goodwill and other intangibles.

Foreign Currency Transactions. Assets and liabilities of our subsidiaries operating outside the United States, which account in a functional currency other than U.S. dollars, are translated using the year end exchange rate. Revenues and expenses are translated at exchange rates effective during each month. Foreign currency translation gains or losses are included as a component of accumulated other comprehensive income (loss) within shareholders’ equity. Gains or losses on foreign currency transactions are recognized through the statement of earnings.

Financial Instruments and Derivatives. From time to time, we use derivatives and other financial instruments to diversify or offset the effect of currency, interest rate and commodity price variability. See Note 20 for further discussion.

Stock-based Employee Compensation. On January 1, 2006, we adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). Prior to January 1, 2006, we used the intrinsic value method for stock-based employee compensation. There would have been no effect on net income if we had applied the fair value recognition provisions of FAS 123R to share-based employee compensation in 2005 and 2004. See Note 25 for additional information on FAS 123R.

Recently Adopted Accounting Standards

In connection with AWI’s emergence from Chapter 11 on October 2, 2006, reorganized Armstrong adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). As a result of the application of fresh-start reporting, changes in accounting principles that will be required in reorganized Armstrong’s financial statements within the twelve months following our emergence date were required to be adopted at the time fresh-start reporting was adopted.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertain tax positions and adds new required annual disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. However, due to the requirements of fresh-start reporting, we were required to adopt FIN 48 effective October 2, 2006. See Note 16 for information regarding the adoption of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“FAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which establishes recognition and disclosure provisions for sponsors of defined benefit pension and other postretirement benefit plans. FAS 158 is effective for fiscal years ending after December 15, 2006. Due to the requirements of fresh-start reporting, we were required to adopt FAS 158 effective October 2, 2006. As part of fresh-start reporting, we recognized all unrecognized gains, losses, and prior service cost existing at October 2, 2006. The equity adjustment for FAS 158 in our December 31, 2006 balance sheet therefore represented only gains and losses incurred in the fourth quarter of 2006.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), “Fair Value Measurements,” which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect any material impact from adopting FAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115,” which permits companies to measure financial instruments and certain other assets and liabilities at fair value on an instrument by instrument basis. FAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effects of this pronouncement on our financial statements.

NOTE 3. PLAN OF REORGANIZATION AND FRESH-START REPORTING

In connection with its emergence from bankruptcy on October 2, 2006 (the “Effective Date”), AWI adopted fresh-start reporting in accordance with SOP 90-7. The conditions required in order for AWI to adopt fresh-start reporting were met on October 2, 2006. For administrative convenience, we selected September 30, 2006, following the close of business, as the date to adopt fresh-start reporting. Consequently, the impact of emergence, including the gain on settlement of liabilities subject to compromise and the gain on fresh-start reporting, is reflected in the Predecessor Company for the nine months ended September 30, 2006 and the results of operations beginning October 1, 2006 are reflected within the Successor Company. Adopting fresh-start reporting has resulted in material adjustments to the historical carrying amount of reorganized Armstrong’s assets and liabilities. In addition, all accounting standards that are required to be adopted in the financial statements within twelve months following the adoption of fresh-start reporting, were adopted as of October 2, 2006. As a result, our post emergence financial statements are not comparable with our pre-emergence financial statements.

AWI engaged an independent appraisal firm to assist in the determination of reorganized Armstrong’s reorganization value as defined in SOP 90-7. The approach used to determine reorganized Armstrong’s reorganization value was primarily based on a discounted cash flow approach, while also using a comparable company guideline method as a test for reasonableness of the derived value. These analyses are necessarily based on a variety of estimates and assumptions which, though considered reasonable by management, may not be realized and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond AWI’s control.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

The assumptions used in the discounted cash flow analysis regarding revenue, costs and cash flows were provided by management, based on their best estimate at the time the analysis was performed. Key assumptions included a four year operating horizon with a compound average growth rate (CAGR) in sales of 3%, an effective tax rate of 38% and a discount rate based on an estimated weighted average cost of capital of 10.5%. In addition to the cash flows during the projection period, a terminal value for the enterprise was developed based on a perpetuity growth model using a constant growth rate of 2.5%. Changes in these assumptions could have had a significant effect on the determination of AWI’s reorganization value.

In applying fresh-start reporting as of the Effective Date, the reorganization value of reorganized Armstrong was determined to be $2.94 billion. This amount is within the range of values from the Disclosure Statement that supported the POR. The shareholders’ equity value was then derived as follows:

Reorganization value		$2,940.0
Less:	New interest bearing debt	(800.0)
	Predecessor debt assumed	(41.8)

Shareholders’ equity		$2,098.2

Fresh-start reporting required us to allocate the reorganization value to our assets and liabilities based upon their estimated fair values in accordance with procedures specified by SFAS 141, “Business Combinations.” Adjustments necessary to state our balance sheet accounts at fair value were made based on the work of management and an independent appraisal firm. The newly assigned fair values to our assets and liabilities fully reflect the emerged entity’s reorganization value. No goodwill was assigned at emergence.

The following table provides a reconciliation of the Predecessor’s consolidated balance sheet as of September 30, 2006 to that of the Successor’s on October 1, 2006, reflecting the debt and equity restructuring, reorganization and fresh-start reporting adjustments. We are reflecting the issuance of debt and cash payments to creditors through October 17, 2006 (the initial distribution date, as determined by the POR) within the following table:

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

	Predecessor Sept. 30, 2006	Plan of Reorganization			Fresh- Start			Successor Oct. 1, 2006
Current Assets:
Cash and cash equivalents	$520.6	$(304.8)	(A	)	$(5.9)	(J	)	$209.9
Accounts and notes receivable, net	407.5				(46.8)	(J	)	360.7
Inventories, net	542.6				27.0	(F,J	)	569.6
Deferred income taxes	18.2				(17.2)	(I	)	1.0
Assets of discontinued operations	—				120.7	(J	)	120.7
Income tax receivable	18.2	(18.2)	(H	)	78.5			78.5
Other current assets	60.7				(2.7)	(J	)	58.0

Total current assets	1,567.8	(323.0)			153.6			1,398.4

Property, plant and equipment	1,194.2				(242.6)	(F,J	)	951.6
Insurance receivable for asbestos	91.5	(91.5)	(B,C	)				—
Prepaid pension costs	510.0				(25.1)	(F	)	484.9
Investment in affiliates	95.0				219.2	(F	)	314.2
Goodwill, net	143.1				(143.1)	(F,G	)	—
Other intangibles, net	54.3				619.3	(F	)	673.6
Deferred income taxes, noncurrent	967.4				(719.1)	(I	)	248.3
Other noncurrent assets	97.5	(5.6)	(C	)	(3.0)	(F,J	)	88.9

Total assets	$4,720.8	$(420.1)			$(140.8)			$4,159.9

Current liabilities:
Short-term debt	$0.4				$0.9	(J	)	$1.3
Current portion of long term debt	0.9	5.0	(A,D	)				5.9
Accounts payable and accrued expenses	415.9	69.1	(C	)	(43.0)	(F,J	)	442.0
Short term amounts due affiliates	10.1	(10.1)	(C	)				—
Liabilities of discontinued operations	—				50.6	(J	)	50.6
Income tax payable	7.5	(64.5)	(H	)	60.6	(I,J	)	3.6
Deferred income taxes	0.8	(0.8)	(H	)	13.5			13.5

Total current liabilities	435.6	(1.3)			82.6			516.9

Liabilities subject to compromise	4,868.1	(4,866.8)	(C	)				1.3
Long term debt, less current portion	12.1	795.0	(A,D	)				807.1
Postretirement and postemployment liabilities	260.9				144.8	(F	)	405.7
Pension benefit liabilities	230.7				(3.0)	(F,J	)	227.7
Other long term liabilities	74.6	(1.0)	(C	)	0.5	(F,J	)	74.1
Income tax payable, noncurrent	—				11.9	(I	)	11.9
Deferred income taxes, noncurrent	35.7	534.7	(H	)	(560.7)	(I,J	)	9.7
Minority interest in subsidiaries	7.3							7.3

Total noncurrent liabilities	621.3	1,328.7			(406.5)			1,543.5

Shareholders’ equity:
Common stock – predecessor	51.9	(51.9)	(E	)				—
Common stock – successor	—	0.6	(E	)				0.6
Capital in excess of par	172.6	1,480.1	(E	)	444.9	(K	)	2,097.6
Reduction for ESOP loan guarantee	(142.2)	142.2	(E	)				—
Accumulated deficit	(803.4)	1,019.8	(C	)	(216.4)	(K	)	—
Accumulated other compr. income	45.4				(45.4)	(K	)	—
Treasury stock-predecessor	(528.5)	528.5	(E	)				—

Total shareholders’ equity (deficit)	(1,204.2)	3,119.3			183.1	(F	)	2,098.2

Total liabilities and shareholders’ equity (deficit)	$ 4,720.8	$ (420.1)			$ (140.8)			$ 4,159.9

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Notes to Reorganization and “Fresh-Start” Activity

(A)	To reflect cash proceeds from the debt and payout to the unsecured creditors and Asbestos PI Trust pursuant to the distribution provisions of the Plan of Reorganization (POR) as follows:

Cash balance of Predecessor as of September 30, 2006		$520.6
Proceeds from Successor borrowing	$800.0
Cash distributed to unsecured creditors	(362.0)
Cash distributed to asbestos trust	(738.5)
Cash distributed for convenience, cure and other	(4.3)

Net change in cash	(304.8)	(304.8)

Cash balance of Successor prior to fresh-start adjustments		$215.8

Distributions to be made to unsecured creditors and asbestos trust		$1,145.7
Distributions expected to be made for convenience, cure and other		5.5

Total expected distributions		1,151.2
Distributions made to date		(1,104.8)

Distributions reserved and pending		$46.4

(B)	To reflect assignment of asbestos insurance receivable to Asbestos PI Trust pursuant to POR.

(C)	To adjust for discharge of liabilities subject to compromise, assumption of certain liabilities and net gain on settlement pursuant to the POR as follows:

Liabilities subject to compromise that were discharged:
Debt (at face value)	$1,388.6
Asbestos related liability	3,190.6
Prepetition trade payables	57.1
Prepetition other payables and accrued interest	68.1
Amounts due to affiliates	4.7
ESOP loan guarantee	157.7

Total liabilities subject to compromise	4,866.8
Effect of new shares, new debt and other settlement items:
Liabilities subject to compromise not discharged and reclassified to liabilities	(19.2)
Insurance receivable transferred to asbestos trust	(91.5)
Fair value of new equity issued	(2,098.2)
Proceeds of Successor debt to be paid to creditors	(775.0)
Available cash to be paid to creditors	(370.7)
Amounts due to affiliates settled in bankruptcy	10.1
Recognition of convenience, environmental and other claim liability	(5.5)
Other	(6.0)

Gross gain on settlement	1,510.8
Less: Professional fees payable	(4.3)
Less: Tax effect on settlement	(486.7)

Net gain on settlement	$1,019.8

(D)	To record post emergence debt financing pursuant to the Senior Credit Agreement.

(E)	To record cancellation of predecessor common stock, close out of remaining equity balances and issuance of successor common stock.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

(F)	To set equity to reorganization value. Assets and liabilities then adjusted to fair value in connection with the application of fresh-start reporting. Adjustments creating net gain on fair value adjustments are as follows:

Inventory	$88.8
Property, plant and equipment	(172.3)
Prepaid pension costs	(22.8)
Investment in affiliates	219.2
Goodwill	(143.1)
Other intangibles	619.3
Postretirement and pension obligations	(146.2)
Other	17.0

Gain on fresh-start adjustments before tax	459.9
Less: Discontinued operation fair value adjustment	(70.4)
Less: Elimination of other comprehensive income	(45.4)
Less: Tax effect on fresh-start	(161.0)

Change in equity	$183.1

(See Note 7 for a summary of amounts reclassified to Assets and Liabilities of Discontinued Business Held for Sale)

(G)	To eliminate Predecessor goodwill.

(H)	To reflect tax effect on POR settlement items.

(I)	To adjust deferred income taxes to reflect differences in the book versus tax basis of revalued assets and liabilities.

(J)	To reclassify discontinued business as ‘Assets of discontinued business held for sale’ and ‘Liabilities of discontinued business held for sale.’

(K)	To reset accumulated other comprehensive income and accumulated deficit to zero and adjust capital in excess of par to reorganization value.

NOTE 4. NATURE OF OPERATIONS

Reportable Segments

Resilient Flooring — produces and sources a broad range of floor coverings primarily for homes and commercial and institutional buildings. Manufactured products in this segment include vinyl sheet, vinyl tile, linoleum flooring, luxury vinyl tile, automotive carpeting and other specialized textile floor products. In addition, our Resilient Flooring segment sources and sells laminate flooring products, ceramic tile products, adhesives, installation and maintenance materials and accessories. Resilient Flooring products are offered in a wide variety of types, designs and colors. We sell these products to wholesalers, large home centers, retailers, contractors and to the manufactured homes industry.

Wood Flooring — produces and sources wood flooring products for use in new residential construction and renovation, with some commercial applications in stores, restaurants and high-end offices. The product offering includes solid wood (predominantly pre-finished), pre-finished engineered wood floors in various wood species (with oak being the primary species of choice) and related accessories. Virtually all of our Wood Flooring’s sales are in North America. Our Wood Flooring products are generally sold to independent wholesale flooring distributors and large home centers under the brand names Bruce®, Hartco®, Robbins®, Timberland®, Armstrong™, HomerWood®, Capella® and T. Morton™.

Building Products — produces suspended mineral fiber, soft fiber and metal ceiling systems for use in commercial, institutional and residential settings. In addition, our Building Products segment sources complementary ceiling products. Our products are available in numerous colors, performance characteristics and designs, and offer attributes such as acoustical control, rated fire protection and aesthetic appeal. Commercial ceiling materials and accessories are sold to ceiling systems contractors and to resale distributors. Residential ceiling products are sold primarily in North America to wholesalers and retailers (including large home centers). Suspension system (grid) products manufactured by WAVE are sold by both Armstrong and our WAVE joint venture.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

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

Unallocated Corporate - includes assets and expenses that have not been allocated to the business units. Unallocated Corporate assets are primarily deferred tax assets, cash, the Armstrong brand name and the U.S. prepaid pension cost. Expenses for our corporate departments and certain benefit plans are allocated to the reportable segments based on known metrics, such as time reporting, headcount or square-footage. The remaining expenses, which cannot be attributable to the reportable segments without a high degree of generalization, are reported in Unallocated Corporate.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Successor Company For the three months ended December 31, 2006	Resilient Flooring	Wood Flooring	Building Products	Cabinets	Unallocated Corporate	Total
Net sales to external customers	$278.5	$192.6	$289.7	$56.5	—	$817.3
Equity (earnings) from joint venture	—	0.2	(5.5)	—	—	(5.3)
Segment operating income (loss)(1)	(1.2)	(0.2)	24.9	0.2	(7.2)	16.5
Restructuring charges, net of reversals	0.3	1.4	—	—	—	1.7
Segment assets	690.1	498.9	1,159.8	81.8	1,740.1	4,170.7
Depreciation and amortization	10.5	2.3	13.9	0.7	4.8	32.2
Fixed asset impairment loss	—	—	—	—	—	—
Investment in affiliates	—	4.0	290.6	—	—	294.6
Capital additions	10.3	10.2	12.1	1.5	4.1	38.2

Predecessor Company For the nine months ended September 30, 2006	Resilient Flooring	Wood Flooring	Building Products	Cabinets	Unallocated Corporate	Total
Net sales to external customers	$929.4	$645.0	$859.8	$174.4	—	$2,608.6
Equity (earnings) from joint venture	—	0.1	(41.5)	—	—	(41.4)
Segment operating income (loss)(1)	12.6	46.2	152.9	6.1	(23.5)	194.3
Restructuring charges, net of reversals	9.6	—	0.5	—	(0.1)	10.0
Depreciation and amortization	35.2	15.0	27.7	2.1	17.8	97.8
Fixed asset impairment loss	—	0.6	—	—	—	0.6
Capital additions	20.8	23.9	34.1	3.8	10.0	92.6

Predecessor Company For the year ended 2005	Resilient Flooring	Wood Flooring	Building Products	Cabinets	Unallocated Corporate	Total
Net sales to external customers	$1,232.6	$833.9	$1,047.6	$212.5	—	$3,326.6
Equity (earnings) from joint venture	—	—	(39.3)	—	—	(39.3)
Segment operating income (loss)(1)	(28.4)	60.9	148.5	(9.7)	(70.2)	101.1
Restructuring charges, net of reversals	16.2	0.1	6.3	0.4	—	23.0
Segment assets	715.9	646.4	613.2	99.1	2,374.8	4,449.4
Depreciation and amortization	55.6	19.0	33.9	2.4	25.5	136.4
Fixed asset impairment loss	1.8	15.3	0.5	—	—	17.6
Investment in affiliates	—	—	67.4	—	—	67.4
Capital additions	42.8	28.8	42.6	4.5	12.2	130.9

Predecessor Company For the year ended 2004	Resilient Flooring	Wood Flooring	Building Products	Cabinets	Unallocated Corporate	Total
Net sales to external customers	$1,262.3	$832.1	$971.7	$213.0	—	$3,279.1
Equity (earnings) from joint venture	—	—	(31.6)	—	—	(31.6)
Segment operating income (loss) (1)	(152.8)	51.4	127.0	1.4	(64.7)	(37.7)
Restructuring charges, net of reversals	4.5	1.6	10.9	0.4	0.5	17.9
Segment assets	787.8	663.6	596.3	102.2	2,291.3	4,441.2
Depreciation and amortization	63.9	18.1	35.2	3.8	25.7	146.7
Fixed asset impairment loss	63.1	0.8	0.4	0.4	—	64.7
Goodwill impairment	108.4	—	—	—	—	108.4
Investment in affiliates	0.6	—	51.0	—	20.9	72.5
Capital additions	34.3	33.7	44.5	1.4	16.7	130.6

(1)

Segment operating income (loss) is the measure of segment profit or loss reviewed by the chief operating decision maker. The sum of the segments’ operating income (loss) equals the total consolidated operating income as reported on our income statement. The

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

following reconciles our total consolidated operating income (loss) to income before taxes, extraordinary items, discontinued operations, and the cumulative effect of changes in accounting principles. These items are only measured and managed on a consolidated basis:

	Successor Company	Predecessor Company
	Three months ended December 31, 2006	Nine months ended September 30, 2006(1)	2005	2004
Segment operating income (loss)	$16.5	$194.3	$101.1	$(37.7)
Interest expense	13.4	5.2	7.7	7.9
Other non-operating expense	0.3	1.0	1.5	3.1
Other non-operating (income)	(4.3)	(7.2)	(11.8)	(6.4)
Chapter 11 reorganization costs, net	—	(1,955.5)	(1.2)	6.9

Income (loss) before taxes and discontinued operations	$7.1	$2,150.8	$104.9	$(49.2)

(1)	Reflects the effects of the Plan of Reorganization and fresh-start reporting. See Note 3 to the Consolidated Financial Statements.

Accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The sales in the table below are allocated to geographic areas based upon the location of the customer.

	Successor Company	Predecessor Company
Geographic Areas Net trade sales	Three months ended December 31, 2006	Nine months ended September 30, 2006	Year 2005	Year 2004
Americas:
United States	$560.7	$1,825.2	$2,334.1	$2,327.3
Canada	36.7	157.6	192.1	177.6
Other Americas	8.8	25.8	30.9	31.5

Total Americas	$606.2	$2,008.6	$2,557.1	$2,536.4

Europe:
Germany	$41.0	$115.6	$160.9	$154.6
United Kingdom	31.6	94.6	126.6	116.2
Other Europe	91.2	270.3	341.2	337.6

Total Europe	$163.8	$480.5	$628.7	$608.4

Total Pacific Rim	$47.3	$119.5	$140.8	$134.3

Total net trade sales	$817.3	$2,608.6	$3,326.6	$3,279.1

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Long-lived assets (property, plant and equipment), net at December 31	Successor Company 2006	Predecessor Company 2005
Americas:
United States	$723.8	$834.5
Other Americas	19.7	13.8

Total Americas	$743.5	$848.3

Europe:
Germany	$101.3	$170.4
Other Europe	83.6	134.2

Total Europe	$184.9	$304.6

Total Pacific Rim	$37.8	$27.8

Total long-lived assets, net	$966.2	$1,180.7

The Successor Company balance excludes amounts related to discontinued operations.

For discussion of the net reduction, refer to Note 10, “Property, Plant and Equipment.”

NOTE 5. LIABILITIES SUBJECT TO COMPROMISE

As a result of AWI’s Chapter 11 Filing (see Note 1), pursuant to SOP 90-7, AWI was required to segregate prepetition liabilities that were subject to compromise and report them separately on the balance sheet. Liabilities affected by the plan of reorganization were recorded at the amount of the expected allowed claims, even if they may have been settled for lesser amounts. Substantially all of AWI’s prepetition debt was recorded at face value and was classified within liabilities subject to compromise. Obligations of our subsidiaries that were not covered by the Filing remained classified on the consolidated balance sheet based upon maturity date. AWI’s asbestos liability was also recorded in liabilities subject to compromise.

Liabilities subject to compromise at December 31, 2006 and December 31, 2005 are as follows:

	Successor Company 2006	Predecessor Company 2005
Debt (at face value)	—	$1,388.6
Asbestos-related liability	—	3,190.6
Prepetition trade payables	$1.0	58.1
Prepetition other payables and accrued interest	0.3	69.7
Amounts due to affiliates	—	4.7
ESOP loan guarantee	—	157.7

Total liabilities subject to compromise	$1.3	$4,869.4

The remaining liabilities subject to compromise relate to Nitram Liquidators, Inc. and Desseaux Corporation of North America, Inc., which are wholly owned subsidiaries of AWI and which remain under Chapter 11 protection.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 6. ACQUISITIONS

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

NOTE 7. DISCONTINUED OPERATIONS

On May 31, 2000, Armstrong completed its sale of all entities, assets and certain liabilities comprising its Insulation Products segment. During the fourth quarter of 2005, we recorded a net gain of $10.4 million due to the early settlement of the remaining notes receivable and the settlement of other disputed items. During the fourth quarter of 2006, we recorded a net gain of $1.7 million due to the settlement of various legal disputes.

On December 29, 1995, Armstrong sold a furniture subsidiary, Thomasville Furniture Industries. During 2004, we recorded net losses of $0.4 million for the environmental indemnification related to this divestiture.

In accordance with FAS 144, these adjustments were classified as discontinued operations since the original divestitures were reported as discontinued operations.

On March 27, 2007 we entered into an agreement to sell Tapijtfabriek H. Desseaux N.V. and its subsidiaries (“Desseaux”)—the principal operating companies in our European Textile and Sports Flooring business segment. These businesses were classified as discontinued operations at October 2, 2006 as they met the criteria of FAS 144. In accordance with SOP 90-7, the estimated net realizable value from the sale was used to determine the business’ fair value with respect to fresh-start reporting. In this regard, an adjustment of $70.4 million was reflected within the Predecessor Company’s loss from discontinued operations (See Note 3). Finalization of the sale transaction is expected in the second quarter of 2007.

Prior period results within the Consolidated Statement of Earnings have been recast to reflect the results of discontinued operations. The segment results in Note 4 exclude amounts related to discontinued operations. The Successor Company Consolidated Statement of Cash Flows for the three month period ended December 31, 2006 does not separately report the cash flows of the discontinued operations, and the Balance Sheets and Statements of Cash Flows for prior periods have not been recast.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Net sales, pre-tax income and net income from discontinued operations, as well as net assets of the Desseaux business for the Successor and Predecessor periods are as follows:

	Successor Company	Predecessor Company
	Three months ended December 31, 2006	Nine months ended September 30, 2006(1)	2005	2004
Net sales	$66.7	$187.1	$231.8	$218.2

Pre-tax loss from discontinued operations	$(2.8)	$(6.7)	$(2.6)	$(5.0)
Fresh-start reporting adjustments	—	(70.4)	—	—
Gain (loss) on sale of assets	2.6	—	10.4	(0.6)
Income tax (expense) benefit	(0.9)	8.7	(2.8)	(3.5)

Net income (loss) from discontinued operations	$(1.1)	$(68.4)	$5.0	$(9.1)

(1)	Reflects the effects of fresh-start reporting.

Successor Company
December 31, 2006
Current assets	$119.8
Property, plant and equipment	1.6
Non-current assets	0.2

Assets of discontinued business held for sale	121.6

Current liabilities	(47.9)
Other non-current liabilities	(5.4)

Liabilities of discontinued business held for sale	(53.3)

Net assets	$68.3

NOTE 8. ACCOUNTS AND NOTES RECEIVABLE

	Successor Company	Predecessor Company
	December 31, 2006	December 31, 2005
Customer receivables	$355.9	$355.8
Customer notes	7.4	6.3
Miscellaneous receivables	18.2	17.3
Less allowance for discounts and losses	(59.6)	(50.6)

Net accounts and notes receivable	$321.9	$328.8

Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

The Successor Company balance excludes amounts related to discontinued operations.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 9. INVENTORIES

Following are the components of our inventories:

	Successor Company	Predecessor Company
	December 31, 2006	December 31, 2005
Finished goods	$330.0	$339.1
Goods in process	37.0	44.6
Raw materials and supplies	163.2	194.4
Less LIFO and other reserves	(8.5)	(63.6)

Total inventories, net	$521.7	$514.5

As more fully discussed in Note 3 and pursuant to SOP 90-7, we recorded an increase in the estimated fair value of net inventories of $92.1 million, partially offset by the reclassification of discontinued operations of $65.1 million, resulting in a net increase of $27.0 million upon adopting fresh-start reporting. The Successor Company balance excludes inventories related to discontinued operations.

Approximately 68% and 44% of our total inventory in 2006 and 2005, respectively, was valued on a LIFO (last-in, first-out) basis. Inventory values were higher than would have been reported on a total FIFO (first-in, first-out) basis by $0.2 million at the end of 2006 and lower by $52.2 million at year-end 2005.

The distinction between the use of different methods of inventory valuation is primarily based on geographical locations and/or legal entities rather than types of inventory. The following table summarizes the amount of inventory that is not accounted for under the LIFO method.

	Successor Company	Predecessor Company
	2006	2005
International locations	$128.7	$156.4
U.S. Wood Flooring and Cabinets	36.5	111.6
U.S. sourced products	1.4	19.3

Total	$166.6	$287.3

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

Several of the Wood Flooring and Cabinets entities were acquired by Triangle Pacific Corporation (“TPC”) prior to our acquisition of TPC in 1998. TPC had elected to retain the historical inventory valuation policies of the acquired companies and, on the basis of consistency and due to the excessive cost involved, we elected not to amend these policies. Upon emergence, the Successor Company elected to value TPC wood flooring products using one consistent LIFO methodology. Predecessor Company financial statements were not restated for this election, due to the lack of comparability with the Successor Company’s financial statements as a result of adopting fresh-start reporting.

The sourced products represent certain finished goods sourced from third party manufacturers, primarily from foreign suppliers.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 10. PROPERTY, PLANT AND EQUIPMENT

As more fully discussed in Note 3 and pursuant to SOP 90-7, upon adopting fresh-start reporting we recorded a $242.6 million reduction to fair value our net property, plant and equipment. This adjustment was made based on the work of management and our independent appraisal firm. The values listed in the Predecessor Company at December 31, 2005 have been restated to reflect the reclassification of capitalized software costs within the Property, Plant and Equipment classification. The Successor Company balance excludes amounts related to discontinued operations.

	Successor Company	Predecessor Company
	December 31, 2006	December 31, 2005
Land	$124.2	$69.4
Buildings	259.7	652.0
Machinery and equipment	512.3	1,904.4
Computer software	29.1	102.1
Construction in progress	69.7	81.5
Less accumulated depreciation and amortization	(28.8)	(1,628.7)

Net property, plant and equipment	$966.2	$1,180.7

In the fourth quarter of 2005, we recorded $17.6 million of fixed asset impairment charges, primarily in Wood Flooring. These impairment charges related to idle equipment and unused property associated with excess manufacturing capacity and products that will no longer be produced. These charges were recorded in cost of goods sold. The fixed asset impairment charges were triggered by an evaluation of current production capacity and future production levels for certain product lines.

In the fourth quarter of 2004, we recorded a $44.8 million fixed asset impairment charge in Resilient Flooring for our European resilient flooring business. This impairment charge reduced land by approximately $29 million and buildings by approximately $16 million and was reported in cost of goods sold. The fixed asset impairment charge was triggered by actual operating losses and negative cash flows incurred in the European resilient flooring business. The expectation was that the operating losses and negative cash flows would continue in the near future. The fixed asset fair values were determined by an independent appraisal firm.

NOTE 11. EQUITY INVESTMENTS

Investments in affiliates of $294.6 million at December 31, 2006, reflected the equity interest in our 50% investment in our WAVE joint venture and our 50% investment in Kunshan Holdings Limited. The balance increased $227.2 million from December 31, 2005, primarily due to the revaluation of our equity investment in WAVE to its fair value as part of fresh-start reporting, along with the recording of their net undistributed earnings.

		Successor Company	Predecessor Company
Affiliate	Income Statement Classification	Three months ended December 31, 2006	Nine months ended September 30, 2006	2005	2004
WAVE	Equity earnings from joint venture	$5.5	$41.5	$39.3	$31.6
KHL	Equity loss from joint venture	(0.2)	(0.1)	—	—
ISI	Other non-operating income	—	—	4.1	1.9
ISI/Other	Other non-operating expense	—	—	(1.0)	—

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

In August 2005, we sold our equity interest in Interface Solutions, Inc.

We account for our WAVE joint venture using the equity method of accounting. Our recorded investment in WAVE was $219.2 million, as of emerging from Chapter 11, and $213.7 million, as of December 31, 2006, higher than our 50% share of the carrying values reported in WAVE’s consolidated financial statements for the same periods. These differences are due to our adopting fresh-start reporting upon emerging from Chapter 11, while WAVE’s consolidated financial statements do not reflect fresh-start reporting. The $219.2 million difference as of emergence is comprised of the following fair value adjustments to assets:

Inventory	$3.7
Property, plant and equipment	5.4
Other intangibles	192.2
Goodwill	17.9

Of the $192.2 million fair value adjustment to other intangibles, $107 million is for identifiable intangible assets that have useful lives of between 15 and 20 years, while the remaining amount is for identifiable intangibles that have indefinite lives. Our equity earnings reported in the fourth quarter of 2006 were reduced by $5.4 million due to the impact of fresh-start reporting. See Exhibit 99.1 for WAVE’s consolidated financial statements. Condensed financial data for WAVE is summarized below:

	December 31, 2006	December 31, 2005
Current assets	$157.7	$125.5
Non-current assets	28.2	30.4
Current liabilities	28.8	19.1
Other non-current liabilities	4.1	5.8

	Three months ended December 31, 2006	Nine months ended September 30, 2006	2005	2004
Net sales	$88.6	$260.2	$307.7	$278.6
Gross profit	21.3	102.8	99.1	86.3
Net earnings	21.9	83.0	78.6	63.2

See discussion in Note 31 for additional information on these related parties.

On February 27, 2007, we received a $50 million dividend from WAVE. This will reduce our investment in affiliates in the first quarter of 2007.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 12. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of January 1, 2006, we had goodwill of $134.2 million. As more fully discussed in Note 3 and pursuant to SOP 90-7, we eliminated the existing goodwill of $143.1 upon adopting fresh-start reporting. The newly assigned fair values to our assets and liabilities fully reflect the emerged entity’s reorganization value. No goodwill was assigned at emergence.

The following table represents the changes in goodwill for 2006:

Goodwill by segment	January 1, 2006	Goodwill acquired	Adjustments, net(1)	Fresh-Start Impacts	December 31, 2006
Wood Flooring	$108.2	$8.0	—	$(116.2)	$—
Building Products	13.4	—	$0.9	(14.3)	—
Cabinets	12.6	—	—	(12.6)	—

Total consolidated goodwill	$134.2	$8.0	$0.9	$(143.1)	$—

(1)	Consists of the effects of foreign exchange.

In the fourth quarter of 2005, we completed our annual assessment of goodwill as required by FAS 142 and determined there was no impairment. The following table represents the changes in goodwill for 2005:

Goodwill by segment	January 1, 2005	Adjustments, net(1)	Impairments	December 31, 2005
Wood Flooring	$108.2	—	—	$108.2
Building Products	15.2	$(1.8)	—	13.4
Cabinets	12.6	—	—	12.6

Total consolidated goodwill	$136.0	$(1.8)	$—	$134.2

(1)	Consists of the effects of foreign exchange.

Other Intangible Assets

Pursuant to SOP 90-7, we recorded the estimated fair value of intangibles, not including goodwill, of $673.6 million upon adopting fresh-start reporting. The values listed for the Predecessor at December 31, 2005 have been restated to reflect the reclassification of capitalized computer software costs to the Property, Plant and Equipment classification.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

The following table details amounts related to our intangible assets as of December 31, 2006 and 2005.

	Estimated Useful Life	Successor Company		Predecessor Company
		December 31, 2006		December 31, 2005
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	20 years	$165.1	$2.1	—	—
Developed technology	15 years	77.9	1.2	—	—
Other	Various	10.1	0.4	$4.5	$1.1

Total		$253.1	$3.7	$4.5	$1.1

Non-amortizing intangible assets
Trademarks and brand names	Indefinite	420.5		29.3

Total other intangible assets		$673.6		$33.8

Aggregate Amortization Expense
Predecessor Company
For the year ended December 31, 2005		$0.1
For the nine months ended September 30, 2006		$0.1
Successor Company
For the three months ended December 31, 2006		$3.7

The increase in trademarks and brand names is from the recognition of the fair value of the Armstrong and Bruce brand names. Based on our intention to use these brand names indefinitely due to their importance in our selling efforts, we have not assigned a useful life to these assets. We will test these assets for impairment annually in the fourth quarter.

There are no intangible assets related to discontinued operations.

The annual amortization expense expected for the years 2007 through 2011 is as follows:

2007	$14.2	2010	$13.6
2008	13.6	2011	13.6
2009	13.6

NOTE 13. OTHER NON-CURRENT ASSETS

	Successor Company	Predecessor Company
	December 31, 2006	December 31, 2005
Cash surrender value of Company owned life insurance policies	$52.9	$65.1
Other	34.5	31.5

Total other non-current assets	$87.4	$96.6

The Successor balance excludes amounts related to discontinued operations.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 14. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	Successor Company	Predecessor Company
	December 31, 2006	December 31, 2005
Payables, trade and other	$231.5	$256.2
Employment costs	118.9	59.9
Other	92.9	76.4

Total accounts payable and accrued expenses	$443.3	$392.5

Certain other accounts payable and accrued expenses have been categorized as liabilities subject to compromise (see Note 5). The Successor Company balance excludes amounts related to discontinued operations.

NOTE 15. RESTRUCTURING AND OTHER ACTIONS

Net restructuring charges of $1.7 million, $10.0 million, $23.0 million and $17.9 million were recorded in the three months ended December 31, 2006, the nine months ended September 30, 2006 and the years 2005 and 2004, respectively. The following table summarizes these charges:

	Successor Company	Predecessor Company
Action Title	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2005	Year 2004	(unaudited) Number of Employees Impacted	Segment
Lancaster Plant	$0.5	$9.6	$16.3	$1.0	450	Resilient Flooring
Nashville Plant	1.4	—	—	—	270	Wood Flooring
Hoogezand	—	0.5	6.3	10.9	130	Building Products
North America SG&A	(0.2)	—	(0.1)	5.3	250	Resilient Flooring, Wood Flooring, Unallocated Corporate
Morristown	—	—	0.4	0.4	100	Cabinet Products
Searcy	—	—	0.1	0.8	230	Wood Flooring
European consolidation	—	—	—	(0.5)		Resilient Flooring
U.K. Lease	—	(0.1)	—	—		Unallocated Corporate

Total	$1.7	$10.0	$23.0	$17.9

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Lancaster Plant: These charges related to the fourth quarter 2004 decision to cease commercial flooring production at Lancaster in 2006. Commercial flooring production requirements are being serviced in part by our other facilities around the world. We recorded the following costs related to this initiative:

	Successor Company	Predecessor Company
	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2005	Year 2004
Non-cash restructuring charges	$0.5	$8.5	$14.1	$0.6
Severance and related costs	—	1.1	2.2	0.4

Total restructuring charges	$0.5	$9.6	$16.3	$1.0

Fixed asset impairments	—	—	—	$17.7
Accelerated depreciation	—	$0.3	$6.4	10.3
Other related costs	$0.5	9.3	6.3	—

Total cost of goods sold	$0.5	$9.6	$12.7	$28.0

Gain on sale of warehouse	—	$(14.3)	—	—
Other related costs	—	7.4	—	—

Total SG&A	—	$(6.9)	—	—

We have incurred project-to-date restructuring charges of $27.4 million related primarily to severance and pension related costs. We do not expect to incur any additional restructuring or other charges related to this initiative in the future.

Nashville: This charge is related to the fourth quarter 2006 decision to cease production at this facility in 2007. Finished goods production ceased in January 2007. All production activities are expected to cease by the end of 2007. Solid hardwood flooring production requirements are being serviced by six of our existing plants in the United States. We have incurred project-to-date restructuring charges of $1.4 million and expect to incur additional restructuring charges of $0.1 million related to this initiative in 2007.

Hoogezand: These charges are related to the first quarter 2004 decision to close the manufacturing facility and are comprised of severance and related costs. Closure of the plant was completed in the first quarter of 2005. The production was transferred to another Building Products location in Münster, Germany and resulted in a net reduction of approximately 72 positions. We have incurred project-to-date restructuring charges of $17.7 million, and expect to incur an additional $0.3 million of restructuring charges in 2007. Additionally, we recorded $0.5 million and $1.4 million of accelerated depreciation in cost of goods sold in 2005 and 2004, respectively. We also recorded $0.2 million, $0.7 million and $1.1 million of other related costs in cost of goods sold in 2006, 2005 and 2004, respectively. In 2005, we recorded fixed asset impairments of $0.4 million, also in cost of goods sold.

North America SG&A: The net reversal of $0.2 million in 2006 (Resilient Flooring), net reversal of $0.1 million in 2005 (Resilient Flooring) and net charge of $5.3 million in 2004 ($4.0 million in Resilient Flooring, $0.8 million in Wood Flooring, and $0.5 million in Corporate) were recorded for severance and related costs due to a restructuring of the sales force and management structure in North America in response to changing market conditions. This initiative was announced in the fourth quarter of 2004 and was completed in the second quarter of 2005. We incurred project-to-date restructuring charges of $5.0 million and do not expect to incur any additional charges.

Morristown: The charges related to the fourth quarter 2004 decision to close a plant in Tennessee in the first quarter of 2005. Manufacturing was consolidated at two existing plants in the United States. We have incurred project-to-date restructuring charges of $0.4 million for severance related charges and $0.4 million of related shutdown costs and do not expect to incur additional costs. Additionally, we recorded

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

$0.2 million and $1.5 million of accelerated depreciation in 2005 and 2004, respectively, in cost of goods sold. We also recorded $1.0 million of other related costs in 2005 and $0.4 million of fixed asset impairments in 2004, both in cost of goods sold.

Searcy: The charge related to the fourth quarter 2004 decision to cease production at a solid hardwood flooring location in Arkansas in the first quarter of 2005 and was comprised of estimated severance benefits and related costs. We continue to manufacture solid wood flooring at other plants across the United States. We incurred $0.9 million of restructuring charges for the project-to-date and do not expect to incur any additional charges. Additionally, in 2006 and 2005, we recorded asset impairment charges of $0.7 million and $13.9 million, respectively, in cost of goods sold related to property, plant and equipment at this site. See Note 10 for further discussion.

European consolidation: The net reversal in 2004 comprised certain severance accruals that were no longer necessary in the remaining accruals from the 2003 and 2002 charges in the Resilient Flooring segment.

U.K. Lease: In 1996, we recorded a restructuring charge to reflect future rent associated with the vacated portion of a leased building. The lease extends through 2017. In the third quarter of 2006, we signed a new sublease agreement for a portion of the unused space and, accordingly, recorded a reduction of $0.1 million in our reserve to reflect the future expected sublease income.

The following table summarizes activity in the reorganization and restructuring accruals for 2005 and 2006. The amount of net charges in the table does not agree to the income statement due to non-cash charges for enhanced retirement benefits that did not affect the restructuring accrual accounts.

Predecessor Company:
Balance, December 31, 2004	$23.8
Cash payments	(23.5)
Net charges	8.9
Other	(1.0)

Balance, December 31, 2005	$8.2
Cash payments	(2.8)
Net charges	1.5
Other	0.4

Balance, September 30, 2006	$7.3
Liability discharged upon emergence	(1.3)
Successor Company:
Cash payments	(0.4)
Net charges	1.2
Other	0.2

Balance, December 31, 2006	$7.0

The amount in “other” is related to the effects of foreign currency translation.

The Predecessor Company balances included $1.3 million reported in liabilities subject to compromise. This amount was discharged upon emergence from Chapter 11 in accordance with the POR.

Substantially all of the remaining balance of the restructuring accrual as of December 31, 2006 relates to the noncancelable U.K. operating lease, which extends through 2017, and severance for terminated employees, the majority of which will be paid in 2007.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 16. INCOME TAXES

The tax effects of principal temporary differences between the carrying amounts of assets and liabilities and their tax bases are summarized in the table below. Management believes it is more likely than not that results of future operations will generate sufficient taxable income to realize deferred tax assets including, specifically, the U.S. net operating losses of $1,579 million principally resulting from the payment to the Asbestos PI Trust set-up under the POR that may be carried forward for 20 years.

We have provided valuation allowances for certain state and foreign net operating loss carryforwards, foreign tax credits and other basis adjustments of $190.3 million. We have $1,678 million of state net operating loss carryforwards with expirations between 2007 and 2026, and $305.5 million of foreign net operating loss carryforwards, which are available for carryforward indefinitely. The net decrease in valuation allowance from 2005 of $78.4 million is primarily due to an increase in anticipated state taxable earnings available to absorb post-emergence state tax NOLs, offset by increases for foreign tax credit and capital loss carryforwards incurred during 2006. Prior to consummation of the Company’s POR, it was unclear whether changes to the capital or legal structure would allow for the generation of sufficient taxable earnings for state tax purposes to realize the state net operating losses. Management concluded its evaluation of the projected profit before tax during the fresh-start process after also considering the impact of increases in deferred tax liabilities related to adjustments made to the carrying value of certain intangible assets on the opening balance sheet.

	Successor Company	Predecessor Company
Deferred income tax assets (liabilities)	December 31, 2006	December 31, 2005
Postretirement and postemployment benefits	$189.5	$108.9
Chapter 11 reorganization costs and restructuring costs	1.5	40.9
Asbestos-related liabilities	—	1,262.7
Pension benefit liabilities	34.8	33.9
Net operating losses	730.2	134.3
Foreign tax credit carryforward	38.5	—
Capital losses	14.2	10.6
Other	73.7	87.2

Total deferred tax assets	1,082.4	1,678.5
Valuation allowance	(190.3)	(268.7)

Net deferred tax assets	892.1	1,409.8
Intangibles	(304.2)	—
Accumulated depreciation	(90.1)	(190.9)
Prepaid pension costs	(225.6)	(184.7)
Insurance for asbestos-related liabilities	—	(39.0)
Tax on unremitted earnings	(39.8)	(1.9)
Other	(37.8)	(32.5)

Total deferred income tax liabilities	(697.5)	(449.0)

Net deferred income tax assets	$194.6	$960.8

Deferred income taxes have been classified in the Consolidated Balance Sheet as:
Deferred income tax asset – current	$6.8	$15.4
Deferred income tax asset – non-current	201.4	967.4
Deferred income tax liability – current	(2.4)	(0.8)
Deferred income tax liability – non-current	(11.2)	(21.2)

Net deferred income tax assets	$194.6	$960.8

The Successor Company balance excludes amounts related to discontinued operations.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

	Successor Company	Predecessor Company
Details of taxes	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2005	Year 2004
Earnings (loss) from continuing operations before income taxes:
Domestic	$34.0	$1,950.1	$119.1	$80.7
Foreign	(6.4)	196.0	(50.6)	(125.8)
Eliminations	(20.5)	4.7	36.4	(4.1)

Total	$7.1	$2,150.8	$104.9	$(49.2)

Income tax provision (benefit):
Current:
Federal	—	$(13.2)	$1.6	$33.1
Foreign	$1.8	14.6	19.0	14.9
State	0.2	(1.0)	4.2	(0.9)

Total current	2.0	0.4	24.8	47.1

Deferred:
Federal	3.7	761.6	(35.4)	(15.1)
Foreign	(1.7)	(6.2)	7.6	(10.3)
State	(0.2)	(29.2)	1.8	(0.3)

Total deferred	1.8	726.2	(26.0)	(25.7)

Total income taxes (benefit)	$3.8	$726.6	$(1.2)	$21.4

At December 31, 2006, the Company had $105.3 million excess book basis in the shares of certain foreign subsidiaries for which no deferred taxes have been provided because we consider the underlying earnings to be permanently reinvested. This basis difference could reverse through a sale of the subsidiaries, the receipt of dividends from the subsidiaries, as well as various other events. It is not practical to calculate the residual income tax which would result if these basis differences reversed due to the complexities of the tax law and the hypothetical nature of the calculations. We do, however, estimate that approximately $1.4 million in non-U.S. withholding taxes would be payable if the underlying earnings were to be distributed.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

	Successor Company	Predecessor Company
Reconciliation to U.S. statutory tax rate	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006		Year 2005	Year 2004
Continuing operations tax (benefit) at statutory rate	$2.5	$752.8		$36.7	(17.2)
State income taxes, net of federal benefit (1)	—	(30.2)		3.4	(2.8)
Foreign losses (1)	4.8	35.7		22.7	12.8
Tax on foreign and foreign-source income	(5.0)	(1.1)		(1.0)	(3.2)
HIA Dividend tax cost	—	—		(0.4)	—
Goodwill impairment	—	—		—	37.9
Bankruptcy reorganization expense	2.0	8.8		2.5	(5.1)
Benefit for subsidiary debt impairment	—	—		(29.6)	—
Capital Loss Utilization	—	—		(3.7)	—
Permanent book/tax differences Permanent fresh-start adjustments Permanent settlement adjustments	(0.8 — —)	(25.8 (0.9 (39.6	) ) )	(6.1 — —)	(2.8 — —)
Net tax on unremitted earnings	0.3	26.9		(25.7)	1.8

Tax expense (benefit) at effective rate	$3.8	$726.6		$(1.2)	$21.4

(1) State and foreign differences include impact of changes in valuation allowance.

	Successor Company	Predecessor Company
Other taxes	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006		Year 2005	Year 2004
Payroll taxes	$16.9	$55.3		$72.4	$71.2
Property, franchise and capital stock taxes	4.6	12.3		15.4	16.5

As previously described, the Company funded its Asbestos PI Trust in 2006 resulting in certain significant tax adjustments that impacted the effective tax rate for the nine months ended September 30, 2006. We reduced valuation allowances of approximately $29.2 million related to certain state net operating losses and deferred tax assets as available evidence, including pre-tax profit projections and new deferred tax liabilities on fresh-start adjustments, indicates that it is now more likely than not that these benefits will be realized. In addition, as part of fresh-start reporting, several significant balance sheet accounts were reversed resulting in a permanent book versus tax difference which has an impact on the effective tax rate. These reversals were primarily the reduction in the carrying value of nondeductible goodwill as well as certain other foreign currency translation accounts.

The effective tax rate for the three months ended December 31, 2006, reflects a tax benefit of $1.5 million related to a recent change in German tax law which allows for a recovery of previously frozen imputation tax credits. This benefit was more than offset, however, by non-U.S. losses incurred during the quarter for which a full valuation allowance is required.

During the fourth quarter of 2005, the Company completed a restructuring of a subsidiary that resulted in a tax benefit on intercompany debt impairment of $29.6 million in addition to a capital loss tax benefit of $3.7 million. The restructuring also caused the elimination of previously unremitted taxable earnings on which we had recorded a deferred tax liability of $27.0 million.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

In October 2004, the American Jobs Creations Act of 2004 (the “AJCA”) was signed into law. The AJCA provides for a one-time tax deduction of 85% of certain foreign earnings that were repatriated in 2005. During 2005, the Company repatriated foreign earnings eligible for this deduction and recorded a net tax benefit of $0.4 million as a result of the reversal of deferred taxes previously provided on these earnings.

The 2005 and 2004 tax provisions reflect the reversal of certain federal, state and foreign tax accruals no longer required due to the completion of tax audits and expiration of statutes of limitation partially offset by certain nondeductible expenses.

In accordance with the requirements for fresh-start reporting pursuant to SOP 90-7, the Company has adopted FASB Interpretation No. 48 (“FIN48”), Accounting for Uncertainty in Income Taxes, effective as of October 2, 2006. The transition adjustments, although not material in the aggregate, were shown as an adjustment to the opening fresh-start balance sheet.

The Company has $37.0 million of Unrecognized Tax Benefits (“UTB”) as of 12/31/06. $2.3 million of the UTB, if recognized in future periods, would impact the reported effective tax rate. $34.7 million of the UTB are generally related to issues that existed as of the fresh-start date that, if recognized, would result in adjustments to the fresh-start balance sheet. $19.3 million of the UTB, if recognized, would increase net operating losses.

It is reasonably possible that certain UTB may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities. The Company estimates that statute expirations will result in recognition of $1.1 million related to certain non-deductible expenses over the next twelve months.

Under FIN 48, the Company has elected to continue its prior practice of accounting for interest and penalties on uncertain tax positions as income tax expense consistently for all income tax purposes, and as a result has reported $2.0 million in the aggregate related to interest and penalty exposure as accrued income tax expense in the statement of financial position as of December 31, 2006.

The Company has significant operations in over 26 countries and files income tax returns in approximately 80 tax jurisdictions, in some cases for multiple legal entities per jurisdiction. Generally, the Company has open tax years subject to tax audit scrutiny on average of between 3 years to 6 years in these taxing jurisdictions. The Company has not materially extended any open statutes of limitation for any significant location and has reviewed and accrued for, where necessary, tax liabilities for open periods. The Company has been audited in the United States, the most significant tax jurisdiction, for all tax years through 2003, resulting in the years 2004 through 2006 being subject to future potential tax audit adjustments while years prior to 2004 are settled. The Company is not currently under audit for U.S. Federal tax purposes, although there are ongoing audits in The Netherlands and Germany which may result in future changes to reported tax. We have evaluated the need for additional tax reserves for these audits as part of our FIN 48 adoption process.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

The Company had the following activity recorded for unrecognized tax benefits for the three months ended December 31, 2006:

	Taxes Payable
	Current	Non-Current	Taxes Receivable	NOL Carryforward	Total
Unrecognized tax benefits upon adoption of fresh-start reporting	$1.1	$9.6	$8.3	$16.6	$35.6
Gross change for current year positions	—	0.2	—	2.6	2.8
Increase for prior period positions	—	0.1	—	—	0.1
Decrease for prior period positions	—	—	—	—	—
Decrease due to settlements and payments	(1.1)	—	—	—	(1.1)
Decrease due to statute expirations	—	(0.4)	—	—	(0.4)

Unrecognized tax benefits at December 31, 2006	$—	$9.5	$8.3	$19.2	$37.0

NOTE 17. DEBT

(See Note 5 regarding treatment of prepetition debt.)

	Successor Company		Predecessor Company
($ millions)	2006	Average year-end interest rate	2005	Average year-end interest rate
Borrowings under lines of credit	—	—	$450.0	7.18%
Term Loan A	$300.0	6.85%	—	—
Term Loan B	500.0	7.10%	—	—
Commercial paper	—	—	50.0	6.75%
Foreign banks	2.8	4.17%	14.6	4.12%
Bank loans due 2007-2015	1.3	3.11%	15.4	6.10%
9.00% medium-term notes due 2001	—	—	7.5	9.00%
6.35% senior notes due 2003	—	—	200.0	6.35%
6.50% senior notes due 2005	—	—	150.0	6.50%
9.75% debentures due 2008	—	—	125.0	9.75%
7.45% senior notes due 2029	—	—	200.0	7.45%
7.45% senior quarterly interest bonds due 2038	—	—	180.0	7.45%
Industrial development bonds	10.0	4.26%	21.0	4.95%
Capital lease obligations	1.1	7.63%	1.5	7.63%
Other	1.0	7.89%	15.1	8.62%

Subtotal	816.2	6.96%	1,430.1	7.23%
Less debt subject to compromise	—	—	1,388.6	7.29%
Less current portion and short-term debt	14.7	6.48%	20.0	4.70%

Total long-term debt, less current portion	$801.5	6.97%	$21.5	5.17%

The Successor Company balance excludes amounts related to discontinued operations.

On October 2, 2006, Armstrong executed a $1.1 billion senior credit facility arranged by Banc of America Securities LLC, J.P. Morgan Securities, Inc., and Barclays Capital. This facility is made up of a $300 million revolving credit facility (with a $150 million sublimit for letters of credit), a $300 million Term Loan A, and a $500 million Term Loan B. This $1.1 billion senior credit facility is secured by U.S. personal

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

property (excluding land and buildings), the capital stock of material U.S. subsidiaries, and a 65% pledge of the stock of our material foreign subsidiaries.

The senior credit facility includes two financial covenants which do not permit the ratio of consolidated funded indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) (“Consolidated Leverage Ratio”) to be greater than 3.75 to 1.00 and the ratio of consolidated EBITDA to consolidated interest expense to be less than 3.00 to 1.00. We are in compliance with these covenants. The Revolving Credit and Term Loan A portions are currently priced at a spread of 1.50% over LIBOR and the Term Loan B portion is priced at 1.75% over LIBOR for its entire tenor. As of December 31, 2006, the Term Loan A and Term Loan B were both fully funded and are currently priced on a variable interest rate basis. The Term Loan A and Term Loan B portions of the credit facility may be prepaid without penalty at the maturity of their respective interest reset periods. Any amounts prepaid may not be reborrowed. The credit facility also includes an “incremental credit facility” feature under which the credit facility may be increased by an additional $200 million at our option.

Approximately $4.1 million of the remaining $16.2 million of debt as of December 31, 2006 was secured with buildings and other assets. The credit lines at our foreign subsidiaries are subject to immaterial annual commitment fees.

As of December 31, 2005, approximately $29.9 million of the $41.5 million of total debt outstanding not subject to compromise was secured with buildings and other assets.

Scheduled payments of long-term debt (excluding discontinued operations) (millions):

2007	$10.9	2010	$35.2
2008	20.7	2011	237.7
2009	34.0

NOTE 18. PENSION AND OTHER BENEFIT PROGRAMS

We have defined benefit pension plans and postretirement medical and insurance benefit plans covering eligible employees worldwide. We also have defined-contribution pension plans for eligible employees. Benefits from defined benefit pension plans, which cover substantially all employees worldwide, are based primarily on an employee’s compensation and years of service. We fund our pension plans when appropriate. The U.S. defined benefit pension plans were closed to new salaried and salaried production employees on January 1, 2005. We also froze benefits for certain non-production salaried employees effective February 28, 2006. We fund postretirement benefits on a pay-as-you-go basis, with the retiree paying a portion of the cost for health care benefits by means of deductibles and contributions.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

We use a December 31 measurement date for our U.S. defined benefit plans.

	Successor Company	Predecessor Company
U.S. defined-benefit pension plans	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006(1)	Year 2005
Change in benefit obligation:
Benefit obligation as of beginning of period	$1,705.0	$1,775.9	$1,637.4
Service cost	3.4	13.6	24.7
Interest cost	24.3	69.4	96.0
Plan amendments	—	0.2	(10.5)
Effect of curtailments	—	—	(8.3)
Effect of special termination benefits	0.5	8.5	14.1
Actuarial (gain)/loss	(0.5)	(78.0)	128.3
Benefits paid	(27.3)	(84.6)	(105.8)

Benefit obligation as of end of period	$1,705.4	$1,705.0	$1,775.9

Change in plan assets:
Fair value of plan assets as of beginning of period	$2,143.7	$2,089.2	$2,010.4
Actual return on plan assets – gain	121.5	136.7	181.2
Employer contribution	0.8	2.4	3.4
Benefits paid	(27.3)	(84.6)	(105.8)

Fair value of plan assets as of end of period	$2,238.7	$2,143.7	$2,089.2

Funded status of the plans	$533.3	$438.7	$313.3
Unrecognized net actuarial (gain)/loss	—	—	21.9
Unrecognized prior service cost (benefit)	—	—	101.7

Net asset recognized	$533.3	$438.7	$436.9

(1)	Reflects the effects of fresh-start reporting.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

	Successor Company	Predecessor Company
U.S. defined-benefit pension plans	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2005
Weighted-average assumptions used to determine benefit obligations at end of period:
Discount rate	5.75%	5.75%	5.50%
Rate of compensation increase	4.00%	4.00%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost for the period:
Discount rate	5.75%	5.50%	5.75%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

	Successor Company	Predecessor Company
U.S. defined-benefit retiree health and life insurance plans	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006 (1)	Year 2005
Change in benefit obligation:
Benefit obligation as of beginning of period	$391.5	$378.5	$396.7
Service cost	0.7	1.8	2.9
Interest cost	5.4	14.9	20.6
Plan participants’ contributions	1.6	4.7	6.1
Plan amendments	—	(3.4)	(4.9)
Effect of curtailments	—	(0.3)	—
Actuarial (gain)/loss	—	19.3	(9.7)
Benefits paid, gross	(9.3)	(25.3)	(33.2)
Medicare subsidy receipts	0.7	1.3	—

Benefit obligation as of end of period	$390.6	$391.5	$378.5

Change in plan assets:
Fair value of plan assets as of beginning of period	—	—	—
Employer contribution	$7.0	$19.3	$27.1
Plan participants’ contributions	1.6	4.7	6.1
Benefits paid, gross	(9.3)	(25.3)	(33.2)
Medicare subsidy receipts	0.7	1.3	—

Fair value of plan assets as of end of period	$0.0	$0.0	$0.0

Funded status of the plans	$(390.6)	$(391.5)	$(378.5)
Unrecognized net actuarial (gain)/loss	—	—	171.5
Unrecognized prior service cost (benefit)	—	—	(39.3)

Net liability recognized	$(390.6)	$(391.5)	$(246.3)

(1)	Reflects the effects of fresh-start reporting.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

	Successor Company	Predecessor Company
U.S. defined-benefit retiree health and life insurance plans	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	2005
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.70%	5.70%	5.50%
Rate of compensation increase	n/a	n/a	4.00%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.70%	5.50%	5.75%
Rate of compensation increase	n/a	n/a	4.00%

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

Each asset class utilized by the RIP has a defined asset allocation target and allowable range. The table below shows the asset allocation target and the December 31, 2006 and 2005 position for each asset class:

	Successor Company		Predecessor Company
	Target Weight at December 31, 2006	Position at December 31,
Asset Class		2006	2005
Domestic equity	41%	40%	37%
International equity	22%	23%	26%
High yield bonds	5%	5%	6%
Long duration bonds	25%	26%	27%
Real estate	7%	5%	2%
Other fixed income	0%	1%	2%

Basis of Rate-of-Return Assumption

Long-term asset class return assumptions are determined based on input from investment professionals on the expected performance of the asset classes over 10 to 20 years. The forecasts were averaged to come up with consensus passive return forecasts for each asset class. An incremental component was added for the expected return from active management based both on the RIP’s experience and on historical information obtained from the RIP’s investment consultants. These forecast gross returns were reduced by estimated management fees and expenses, yielding a long-term return forecast of 8.00% per annum.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Amounts recognized in assets and liabilities at year end consist of:

	Pension Benefits		Retiree Health and Life Insurance Benefits
	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	2006	2005	2006	2005
Prepaid pension costs	$578.7	$460.0
Accounts payable and accrued expenses	(3.5)	—	$(30.7)
Postretirement and postemployment benefit liabilities	—	—	(359.9)	$(246.3)
Pension benefit liabilities	(41.9)	(44.3)	—	—
Other intangibles, net	—	0.3	—	—

Net amount recognized	$533.3	$416.0	$(390.6)	$(246.3)

Amounts recognized in accumulated other comprehensive income at year end consist of:

	Pension Benefits		Retiree Health and Life Insurance Benefits
	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	2006	2005	2006	2005
Net actuarial (gain)	$(79.5)		—
Prior service cost (credit)	—		—

Accumulated other comprehensive income	$(79.5)	$20.9	$—	$—

Amounts recognized in accumulated other comprehensive income as of September 30, 2006 were eliminated as part of fresh-start reporting. The $79.5 million gain in accumulated other comprehensive income as of year end was a result of Successor Company activity.

No amounts in accumulated other comprehensive income are expected to be amortized into the pension credit or postretirement benefit cost in 2007.

The accumulated benefit obligation for the U.S. defined benefit pension plans was $1,686.0 million and $1,734.5 million at December 31, 2006 and 2005, respectively.

The following table relates to the Retirement Benefit Equity Plan, which is a nonqualified, unfunded plan designed to provide pension benefits in excess of the limits defined under Sections 415 and 401(a)(17) of the Internal Revenue Code.

U.S. pension plans with benefit obligations in excess of assets	Pension Benefits
	Successor Company 2006	Predecessor Company 2005
Projected benefit obligation, December 31	$45.4	$47.7
Accumulated benefit obligation, December 31	43.3	44.3
Fair value of plan assets, December 31	—	—

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

	Successor Company	Predecessor Company
The components of pension credit are as follows: U.S. defined-benefit pension plans	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2005	Year 2004
Service cost of benefits earned during the period	$3.4	$13.6	$24.7	$23.2
Interest cost on projected benefit obligation	24.3	69.4	96.0	91.3
Expected return on plan assets	(42.5)	(121.5)	(158.5)	(147.7)
Amortization of prior service cost	—	6.7	16.0	17.4
Amortization of net actuarial loss	—	1.3	1.5	1.5

Net periodic pension credit	$(14.8)	$(30.5)	$(20.3)	$(14.3)

As a result of our January 13, 2006 announcement that certain non-production salaried employees will have their plan benefits frozen as of February 28, 2006, we recorded a curtailment charge of $16.9 million in the fourth quarter of 2005 in cost of goods sold ($11.4 million) and SG&A ($5.5 million). This charge is not reflected in the table above.

In addition, we recorded separate charges of $0.5 million in the three months ended December 31, 2006, $8.5 million in the nine months ended September 30, 2006, $14.1 million in 2005 and $0.6 million in 2004 within restructuring expense for special termination benefits related to the closure of certain operations at a manufacturing plant in Lancaster. See Note 15 for further information.

	Successor Company	Predecessor Company
The components of postretirement benefit costs are as follows: U.S. defined-benefit retiree health and life insurance plans	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2005	Year 2004
Service cost of benefits earned during the period	$0.7	$1.8	$2.9	$3.4
Interest cost on accumulated postretirement benefit obligation	5.4	14.9	20.6	22.3
Amortization of prior service benefit	—	(4.8)	(5.6)	(5.1)
Amortization of net actuarial loss	—	9.4	11.9	9.7

Net periodic postretirement benefit cost	$6.1	$21.3	$29.8	$30.3

For measurement purposes, average rates of annual increase in the per capita cost of covered health care benefits of 11.5% for pre-65 retirees and 12.0% for post-65 retirees were assumed for 2007, decreasing 1% per year to an ultimate rate of 5%. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One percentage point
U.S. retiree health and life insurance benefit plans	Increase	Decrease
Effect on total of service and interest cost components	$0.7	$(0.8)
Effect on postretirement benefit obligation	11.5	(14.0)

We expect to contribute $3.5 million to our U.S. defined benefit pension plans and $30.7 million to our U.S. postretirement benefit plans in 2007.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years for our U.S. plans:

	Pension Benefits	Retiree Health and Life Insurance Benefits, Gross	Retiree Health Medicare Subsidy Receipts
2007	$107.2	$33.5	$(2.8)
2008	107.4	35.2	(3.0)
2009	107.5	36.6	(3.1)
2010	108.0	37.8	(3.2)
2011	108.8	38.2	(3.3)
2012-2016	571.9	179.2	(15.4)

NON-U.S. PLANS

We have defined benefit pension plans covering employees in a number of foreign countries that utilize assumptions which are consistent with, but not identical to, those of the U.S. plans. The following tables summarize the balance sheet impact of foreign pension benefit plans, as well as the related benefit obligations, assets, funded status and rate assumptions.

Effective with our adoption of FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” on October 2, 2006, we use a December 31 measurement date for all of our non-U.S. defined benefit plans. Prior to our adoption of FAS 158, we used a December 31 measurement date for most of our non-U.S. defined benefit plans.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

	Successor Company	Predecessor Company
Non-U.S. defined-benefit plans	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006(1)	Year 2005
Change in benefit obligation:
Benefit obligation as of beginning of period	$397.2	$377.6	$396.2
Service cost	1.7	5.1	6.1
Interest cost	4.5	12.3	17.7
Plan participants’ contributions	0.5	1.5	2.0
Measurement date adjustment	—	0.8	—
Foreign currency translation adjustment	11.8	26.3	(40.7)
Actuarial (gain) loss	(5.0)	(11.9)	15.6
Benefits paid	(4.2)	(14.5)	(19.3)

Benefit obligation as of end of period	$406.5	$397.2	$377.6

Change in plan assets: Fair value of plan assets as of beginning of period	$215.7	$175.6	$158.4
Actual return on plan assets—gain	7.4	9.3	26.2
Employer contributions	4.6	30.2	22.1
Plan participants’ contributions	0.5	1.5	2.0
Foreign currency translation adjustment	5.9	14.1	(13.8)
Benefits paid	(4.2)	(15.0)	(19.3)

Fair value of plan assets as of end of period	$229.9	$215.7	$175.6

Funded status of the plans	$(176.6)	$(181.5)	$(202.0)
Unrecognized net actuarial loss	—	—	68.6
Unrecognized transition asset	—	—	(0.1)
Unrecognized prior service cost	—	—	3.0

Net liability recognized	$(176.6)	$(181.5)	$(130.5)

(1)	Reflects the effects of fresh-start reporting.

	Successor Company	Predecessor Company
Non-U.S. defined-benefit plans	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2005
Weighted-average assumptions used to determine benefit obligations at end of period:
Discount rate	4.7%	4.6%	4.3%
Rate of compensation increase	3.2%	3.2%	3.0%
Weighted-average assumptions used to determine net periodic benefit cost for the period:
Discount rate	4.6%	4.3%	4.8%
Expected return on plan assets	6.6%	6.5%	6.5%
Rate of compensation increase	3.2%	3.0%	3.3%

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

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

Each of the plans has a targeted asset allocation for each asset class. The table below shows, for each asset class, the weighted average of the several plans’ asset allocation targets and positions at December 31, 2006 and 2005:

	Successor Company		Predecessor Company
	Target Weight at	Position at December 31,
Asset Class	December 31, 2006	2006	2005
Equities	56%	58%	62%
Long duration bonds	28%	28%	25%
Other fixed income	7%	7%	12%
Real estate	9%	7%	1%

Basis of Rate-of-Return Assumption

Long-term asset class return forecasts were obtained from investment professionals. The forecasts were averaged to come up with consensus passive return forecasts for each asset class. These forecast asset class returns were weighted by the plans’ target asset class weights, yielding a long-term return forecast of 6.6% per annum for the three month period ended December 31, 2006 and 6.5% per annum for the nine month period ended September 30, 2006 and the year 2005.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits
	Successor Company 2006	Predecessor Company 2005
Prepaid pension costs	$1.1	$8.7
Accounts payable and accrued expenses	(11.8)	—
Pension benefit liabilities	(165.9)	(177.9)
Other intangibles, net	—	2.7

Net amount recognized	$(176.6)	$(166.5)

The amounts reported above for 2005 exclude prepaid pension cost of $8.2 million and pension benefit liabilities of $1.5 million which relate to discontinued operations.

Amounts recognized in accumulated other comprehensive income at year end consist of:

	Pension Benefits
	Successor Company	Predecessor Company
	2006	2005
Net actuarial (gain)	$(9.0)
Prior service cost (credit)	—

Accumulated other comprehensive income	$(9.0)	$36.0

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Amounts recognized in accumulated other comprehensive income as of September 30, 2006 were eliminated as part of fresh-start reporting. The $9.0 million gain in accumulated other comprehensive income as of year end was a result of Successor Company activity.

No amounts in accumulated other comprehensive income are expected to be amortized into pension cost in 2007.

The accumulated benefit obligation for the non-U.S. defined benefit pension plans was $372.5 million and $345.6 million at December 31, 2006 and 2005, respectively.

	Pension Benefits
Non-U.S. pension plans with benefit obligations in excess of assets	Successor Company 2006	Predecessor Company 2005
Projected benefit obligation, December 31	$382.7	$377.6
Accrued benefit obligation, December 31	350.0	345.6
Fair value of plan assets, December 31	205.0	175.6

	Successor Company	Predecessor Company
The components of pension cost are as follows: Non-U.S. defined-benefit plans	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2005	Year 2004
Service cost of benefits earned during the period	$1.7	$5.1	$6.1	$5.9
Interest cost on projected benefit obligation	4.5	12.3	17.7	17.4
Expected return on plan assets	(3.6)	(8.6)	(11.3)	(10.4)
Amortization of transition obligation (asset)	—	(0.1)	(0.1)	0.2
Amortization of prior service cost	—	0.4	0.5	0.4
Amortization of net actuarial loss	—	2.1	1.7	0.4

Net periodic pension cost	$2.6	$11.2	$14.6	$13.9

We expect to contribute $17.7 million to our non-U.S. defined benefit pension plans in 2007.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years:

Pension Benefits
2007	$20.3
2008	21.2
2009	20.6
2010	21.5
2011	22.4
2012-2016	135.6

Costs for other defined contribution benefit plans and multiemployer pension plans were $3.3 million in the three months ended December 31, 2006, $9.6 million in the nine months ended September 30, 2006, $11.0 million in 2005 and $10.4 million in 2004.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 19. FINANCIAL INSTRUMENTS

We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments are as follows:

	Successor Company		Predecessor Company
	2006		2005
(millions at December 31)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets/(Liabilities):
Debt subject to compromise	—	—	$(1,388.6)	$(976.7)
Long-term debt, including current portion	$(812.4)	$(812.4)	(26.9)	(26.9)
Foreign currency contract obligations	(2.0)	(2.0)	1.5	1.5
Natural gas contracts	2.5	2.5	18.7	18.7
Other energy contracts	(0.5)	(0.5)	—	—

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses, short-term debt and current installments of long-term debt approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt were based upon quotes from major financial institutions taking into consideration current rates offered to us for debt of the same remaining maturities. The fair value estimates of foreign currency contract obligations are estimated from national exchange quotes. The fair value estimates of natural gas contracts are estimated by obtaining quotes from major financial institutions.

We utilize lines of credit and other commercial commitments in order to ensure that adequate funds are available to meet operating requirements. On December 31, 2006, we had a $300 million revolving credit facility with a $150 million sublimit for letters of credit, of which $40.2 million was outstanding. There were no outstanding borrowings under the revolving credit facility. Availability under this facility totaled $259.8 million as of December 31, 2006. Our foreign subsidiaries had available lines of credit totaling $52.4 million, of which $8.0 million was used, leaving $44.4 million of unused lines of credit available for foreign borrowings.

On December 31, 2006, we had outstanding letters of credit totaling $66.8 million, of which $40.2 million was issued under the revolving credit facility and $26.6 were arranged with another bank. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary. We also have several commercial letters of credit whereby vendors are paid directly via the letter of credit.

NOTE 20. DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices that could impact our results of operations and financial condition. We use forward swaps and option contracts to hedge currency and commodity exposures. We regularly monitor developments in the capital markets and only enter into currency and swap transactions with established counter-parties having investment grade ratings. Exposure to individual counterparties is controlled and derivative financial instruments are entered into with a diversified group of major financial institutions. Forward swaps and option contracts are entered into for periods consistent with underlying exposure and do not constitute positions independent of those exposures. At inception, we formally designate and document our derivatives as either (1) a hedge of a forecasted transaction or “cash flow” hedge, or (2) a hedge of the fair value of a recognized liability or asset or “fair value” hedge. We use derivative financial instruments as risk management tools and not for speculative trading purposes.

Interest Rate Risk—There were no open interest rate derivatives as of December 31, 2006 and 2005. We may at some future date execute interest rate swaps to mitigate interest rate variability on our Term Loan A and B and other floating rate debt.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Currency Rate Risk - We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. We manage our cash flow exposures on a net basis and use derivatives to hedge our unmatched foreign currency cash inflows and outflows. At December 31, 2006, our major foreign currency exposures are to the Euro, the Canadian dollar, and the British pound.

We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows, resulting from the sale of product to foreign customers and purchases from foreign suppliers, will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. Cash flow hedges are executed quarterly for up to 15 months forward and allow us to further reduce our overall exposure to exchange rate movements, since the gains and losses on these contracts offset losses and gains on the transactions being hedged. Gains and losses on these instruments are deferred in other comprehensive income until the underlying transaction is recognized in earnings. The net fair value of these instruments at December 31, 2006 was an asset of $2.1 million. A gain of $3.1 million is included in other comprehensive income related to changes in the fair value of our foreign currency forward exchange contracts since September 30, 2006, all of which is expected to be charged to earnings in the next twelve months. The earnings impact is reported in either net sales or cost of goods sold to match the underlying transaction being hedged. The earnings impact of these hedges was a gain of $0.5 million in the three months ended December 31, 2006 and a loss of $0.9 million in the nine months ended September 30, 2006. There were no circumstances where hedge treatment was discontinued during 2006. The earnings impact of the ineffective portion of these hedges and of adopting fresh-start reporting was not material during 2006.

We also use foreign currency forward exchange contracts to hedge exposures created by cross-currency intercompany loans. The underlying intercompany loans are classified as short-term and translation adjustments related to these loans are recorded in other non-operating income. The offsetting gains and losses on the related derivative contracts are also recorded in other non-operating income. These transactions are executed on a six-month rolling basis and are offset or increased as repayment or additional intercompany loans are extended. The fair value of these instruments at December 31, 2006 was a liability of $4.1 million, all of which is expected to be charged to earnings in the next twelve months. During 2006, the net earnings impact of these transactions was a loss of $2.7 million in the three months ended December 31, 2006 and a gain of $1.1 million in the nine months ended September 30, 2006, recorded in other non-operating income. The earnings impact of adopting fresh-start reporting for our foreign currency forward exchange contracts was not material.

Commodity Price Risk - We purchase natural gas for use in the manufacture of ceiling tiles and other products and to heat many of our facilities. As a result, we are exposed to movements in the price of natural gas. We have a policy of reducing cost volatility by purchasing natural gas forward contracts, purchased call options, and zero-cost collars up to 15 months forward to reduce our overall exposure to natural gas price movements. The gains and losses on these transactions offset losses and gains on the transactions being hedged. These instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying products are sold. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. There were no circumstances where hedge treatment was discontinued during 2006. The fair value of these instruments at December 31, 2006 was a $2.5 million asset. There is also a loss of $2.0 million included in other comprehensive income related to changes in the fair value of our natural gas hedge contracts since September 30, 2006, of which $1.4 million is expected to be charged to earnings in the next twelve months. The earnings impact of hedges that matured during 2006, recorded in cost of goods sold, was $0.6 million of expense in the three months ended December 31, 2006 and $0.9 million of expense in the nine months ended September 30, 2006. The earnings impact of the

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

ineffective portion of these hedges was not material during 2006. As a result of the adoption of fresh-start reporting, we recognized a charge of $6.1 million to fair value these instruments, which was reported in the results of the Predecessor Company.

NOTE 21. GUARANTEES

For the past several years, we have maintained an agreement with the lending institution of one of our flooring distributors. Under this agreement, if the distributor was to default on its obligations and the lender foreclosed on the assets, the bank could return a large portion of our products still at the distributor (subject to certain quality, current product line and roll size minimum criteria) for a refund of original cost. In October 2006, the lending institution of the distributor notified us that the distributor had defaulted on its obligations. As a result of the distributor’s default, we refunded the bank $1.1 million and returned the related products to our inventory.

In disposing of assets, AWI and some subsidiaries have entered into contracts that included various indemnity provisions, covering such matters as taxes, environmental liabilities and asbestos and other litigation. Some of these contracts have exposure limits, but many do not. Due to the nature of the indemnities, it is not possible to estimate the potential maximum exposure under these contracts. For contracts under which an indemnity claim has been received, a liability of $4.0 million has been recorded as of December 31, 2006. See Note 32 of the Consolidated Financial Statements for additional information.

In September 1999, we sold our Textiles Products operations. As part of the divestiture agreement, we transferred certain liabilities and assets to the purchaser to cover pension payments earned by the work force as of the sale date. We also reimbursed the purchaser for such pension payments that are not covered by the pension assets. In addition, we agreed to reimburse the purchaser for the tax impact of our reimbursement of the pension payments. This agreement had no termination date. In the third quarter of 2006, we settled this obligation and have no further obligation under this agreement.

NOTE 22. PRODUCT WARRANTIES

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. Generally, the terms of these warranties range up to 25 years and provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for the accrual of product warranties for 2006 and 2005:

	Successor Company	Predecessor Company
	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2005
Balance at beginning of period	$22.6	$21.1	$22.6
Reductions for payments	(9.4)	(23.9)	(34.3)
Current period warranty accruals	8.0	28.9	34.6
Preexisting warranty accrual changes	(0.2)	(0.3)	(0.7)
Acquisitions	—	0.6	—
Discontinued operations	—	(4.1)	—
Effects of foreign exchange translation	0.2	0.3	(1.1)

Balance at end of period	$21.2	$22.6	$21.1

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

The warranty reserve is recorded as a reduction of sales and accounts receivable. The Successor Company balance excludes amounts related to discontinued operations.

NOTE 23. OTHER LONG-TERM LIABILITIES

	Successor Company December 31, 2006	Predecessor Company December 31, 2005
Long-term deferred compensation arrangements	$36.1	$39.4
U.S. workers’ compensation	15.5	18.3
Environmental liabilities not subject to compromise	5.9	7.9
Other	18.2	24.4

Total other long-term liabilities	$75.7	$90.0

The Successor Company balance excludes amounts related to discontinued operations.

NOTE 24. SAVINGS AND INVESTMENT PLAN (SIP)

In 1989, we established an Employee Stock Ownership Plan (“ESOP”) that borrowed $270 million from banks and insurance companies, repayable over 15 years and guaranteed by AWI. The ESOP used the proceeds to purchase 5,654,450 shares of a new series of company convertible preferred stock. In 1996, the ESOP was merged with the Retirement Savings Plan for salaried employees (a defined-contribution pension plan) to form the Retirement Savings and Stock Ownership Plan. On July 31, 1996, the trustee of the ESOP converted the preferred stock held by the trust into approximately 5.1 million shares of common stock at a one-for-one ratio. Effective March 1, 2005, the name of the plan was changed to the Savings and Investment Plan (SIP).

The number of shares released for allocation to participant accounts has been based on the proportion of principal and interest paid to the total amount of debt service remaining to be paid over the life of the borrowings. Through December 31, 2006, the SIP allocated 1,503,000 AHI shares to participants that remain outstanding, participants retired 2,921,000 shares, Armstrong contributed an additional 437,000 shares from its treasury (in 1999 and 2000) and the trustee purchased 243,000 shares on the open market to allocate to employees (in 1999 and 2000). During 2005 and 2004, the SIP sold 1,462,000 and 450,000 unallocated shares on the open market, respectively. The proceeds from the sale remained in the SIP until November 2006 when they were allocated to participants as a result of AWI’s Chapter 11 emergence. As of December 31, 2006, there were no assets in the SIP that had yet to be allocated to participants.

The SIP is a qualified defined contribution plan that also includes a 401(k) elective deferral component. A substantial portion of U.S. employees are eligible and participate. The SIP currently covers parent company nonunion employees, some parent company union employees, Wood Flooring salaried employees, and Cabinets salaried employees. We recorded costs for the SIP of $1.9 million in the three months ended December 31, 2006, $6.2 million in the nine months ended September 30, 2006, $6.5 million in 2005 and $5.8 million in 2004, which related to Company cash matching contributions.

On November 22, 2000, AWI failed to repay $50 million in commercial paper that was due. Subsequently, the remaining ESOP bond principal balance of $142.2 million became immediately payable along with a $15.5 million interest and tax make-whole premium. ESOP debt service payments have not been made since June 2000. As a result of the Chapter 11 Filing, AWI’s guarantee of these

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

ESOP loan obligations of $157.7 million was classified as a liability subject to compromise and was discharged as part of AWI’s Chapter 11 emergence.

The SIP does not hold any shares of reorganized Armstrong.

NOTE 25. STOCK-BASED COMPENSATION PLANS

On January 1, 2006, we adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which requires all share-based payment transactions to be recognized in the financial statements using a fair-value method of accounting. This statement replaced FASB Statement No. 123 and superseded APB Opinion No. 25. Prior to January 1, 2006, we used APB Opinion No. 25’s intrinsic value method for stock-based employee compensation. There would have been no effect on 2005 or 2004 net income if we had applied the fair value recognition provisions of FAS 123R to share-based employee compensation in those years because all outstanding awards were fully vested.

Predecessor Company

We used the modified prospective method of adopting FAS 123R, which does not require restatement of prior periods. There was no impact of adoption of the new standard because all of our outstanding stock options on January 1, 2006 were fully vested.

Awards under the 1993 Long-Term Stock Incentive Plan (“1993 Plan”) were made in the form of stock options, stock appreciation rights in conjunction with stock options, performance restricted shares and restricted stock awards. During 1999, we adopted the 1999 Long-Term Incentive Plan (“1999 Plan”) which replaced the 1993 Plan. Pre-1999 grants made under predecessor plans were governed under the provisions of those plans. The 1999 Plan provided for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, performance-restricted shares and restricted stock awards. The 1999 Plan also incorporated stock awards and cash incentive awards. During 2000, we adopted the Stock Award Plan (“2000 Plan”) to enable stock awards and restricted stock awards to officers, key employees and non-employee directors. Upon AHI becoming AWI’s corporate parent on May 1, 2000, all outstanding options and restricted shares granted by AHI were converted into equivalent options and restricted shares of AHI.

All three of the plans discussed above were terminated upon AWI emerging from Chapter 11 on October 2, 2006. No equity based compensation was granted between the Chapter 11 filing date and the Chapter 11 emergence date, other than commitments entered into prior to the Chapter 11 filing.

Options were granted to purchase shares at prices not less than the closing market price of the shares on the dates the options were granted. The options generally became exercisable in one to three years and expired 10 years from the date of grant.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

	Predecessor Company
Changes in AHI option shares outstanding (thousands except for share price)	Nine Months Ended September 30, 2006	2005	2004
Option shares at beginning of period	1,987.3	2,264.0	2,376.9
Options granted	—	—	—
Option shares exercised	—	—	—
Options forfeited	(23.8)	(44.9)	(20.8)
Options expired	(189.8)	(231.8)	(92.1)

Option shares at end of period	1,773.7	1,987.3	2,264.0
Option shares exercisable at end of period	1,773.7	1,987.3	2,264.0
Shares available for grant	5,029.0	4,815.4	4,538.7
Weighted average price per share:
Options outstanding	$24.67	$27.97	$29.75
Options exercisable	$24.67	$27.97	$29.75

Although the plans under which these options were issued were terminated upon AWI’s emerging from Chapter 11, the existing option contracts remain enforceable against AHI. Reorganized Armstrong has no further liability under these plans.

Restricted stock awards were used for the purposes of recruitment, special recognition and retention of key employees. As of September 30, 2006, no award of restricted stock shares had been granted since 2000. As of September 30, 2006, there were 111,463 restricted shares of AHI common stock outstanding with 596 accumulated dividend equivalent shares. These awards expired upon AWI’s emerging from Chapter 11 on October 2, 2006.

Successor Company

As of October 2, 2006, the Board of Directors of reorganized AWI adopted and the then sole shareholder of AWI approved, reorganized Armstrong’s 2006 Long-Term Incentive Plan (“2006 Plan”).

The 2006 Plan authorizes us to issue stock options, stock appreciation rights, restricted stock awards, stock units, performance-based awards and cash awards to officers and key employees. No more than 5,349,000 common shares may be issued under the 2006 Plan, and the 2006 Plan will terminate on October 2, 2016, after which time no further awards may be made. As of December 31, 2006, 3,226,400 shares were available for future grants under the 2006 plan.

For grants made between our Chapter 11 emergence on October 2, 2006 and October 17, 2006, options were granted to purchase shares at a price equal to the volume weighted average closing price of the shares for the period October 18, 2006 through October 31, 2006. For grants made on or after October 18, 2006, options were granted to purchase shares at prices equal to the closing market price of the shares on the dates the options were granted. The options generally become exercisable in two to four years and expire 10 years from the date of grant.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

	Successor Company Three Months Ended December 31, 2006
	Number of shares (thousands)	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (millions)
Option shares outstanding at beginning of period	—	—
Options granted	1,592.0	$38.42
Option shares exercised	—	—
Options forfeited	—	—

Option shares outstanding at end of period	1,592.0	$38.42	9.8	$6.3
Option shares exercisable at end of period	—	—	—	—
Option shares expected to vest	1,537.8			$6.1

We have reserved sufficient authorized shares to allow us to issue new shares upon exercise of all outstanding options. When options are actually exercised, we will issue new shares, use treasury shares (if available), acquire shares held by investors, or a combination of these alternatives in order to satisfy the option exercises.

The fair value of option grants was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions for the three months ended December 31, 2006 are presented in the table below.

Successor Company
Three Months Ended December 31, 2006
Weighted-average grant date fair value of options granted	$15.51
Assumptions
Risk free rate of return	4.6%
Expected term (in years)	6.5
Expected volatility	33.2%
Expected dividend yield	0.0%

The risk free rate of return is determined based on the implied yield available on zero coupon U.S. Treasury bills at the time of grant with a remaining term equal to the expected term of the option. The expected life is the midpoint of the average vesting period and the contractual life of the grant. Because reorganized Armstrong’s stock has been trading for only a short period of time, the expected volatility is established based on an average of the actual historical volatilities of the stock prices of a peer group of companies. The expected dividend yield is assumed to be zero, again due to our limited history.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

In addition to options, we also granted restricted stock and restricted stock units. These awards generally have vesting periods of two to four years. A summary of these awards follows:

	Successor Company Nonvested Stock Awards
	Number of Shares	Weighted- average fair value at grant date
Beginning of period	—	—
Granted	530,650	$36.96
Vested	—	—
Forfeited	—	—

End of period	530,650	$36.96

In addition to the equity awards described above, we also granted 57,281 phantom shares to non-employee directors which will be settled in the future for cash. These awards generally have vesting periods of one to three years. The awards are generally payable six months following the director’s separation from service. The total liability recorded for these shares as of December 31, 2006 was $0.3 million.

We recognize compensation expense on a straight-line basis over the vesting period. Share-based compensation cost was $2.5 million ($1.5 million net of tax benefit) in the three months ended December 31, 2006. There has been no cash flow impact to date of these awards.

As of December 31, 2006, there was $42.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.8 years.

NOTE 26. EMPLOYEE COMPENSATION

Employee compensation is presented in the table below. Charges for severance costs and early retirement incentives to terminated employees that were otherwise recorded as restructuring charges have been excluded.

Employee compensation cost	Successor Company	Predecessor Company
	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2005	Year 2004
Wages and salaries	$180.0	$555.6	$746.5	$730.3
Payroll taxes	16.9	55.3	72.4	71.2
Pension expense (credits), net	(8.9)	(9.7)	22.2	10.0
Insurance and other benefit costs	23.3	64.2	92.8	96.0
Stock-based compensation	2.5	—	(0.1)	—

Total	$213.8	$665.4	$933.8	$907.5

On January 13, 2006 we announced that certain U.S. non-production salaried employees will have their pension plan benefits frozen as of February 28, 2006. As a result, we recorded a curtailment charge of $16.9 million in the fourth quarter of 2005. This amount is included in the pension expense reported in the table above.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 27. LEASES

We rent certain real estate and equipment. Several leases include options for renewal or purchase, and contain clauses for payment of real estate taxes and insurance. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

Rental expense was $5.5 million in the three months ended December 31, 2006, $16.9 million in the nine months ended September 30, 2006, $23.1 million in 2005 and $22.3 million in 2004. Future minimum payments at December 31, 2006, by year and in the aggregate, having noncancelable lease terms in excess of one year were as follows:

Scheduled minimum lease payments (excluding discontinued operations)	Capital Leases	Operating Leases
2007	$0.6	$14.9
2008	0.4	12.0
2009	—	8.8
2010	—	4.7
2011	—	2.3
Thereafter	0.1	7.2

Total	$1.1	$49.9

Assets under capital leases are included in the consolidated balance sheets as follows:

	Successor Company December 31, 2006	Predecessor Company December 31, 2005
Land	$1.5	$3.8
Building	4.6	4.1
Machinery	3.3	25.2
Less accumulated amortization	(0.2)	(14.9)

Net assets	$9.2	$18.2

The Successor Company balance excludes amounts related to discontinued operations.

NOTE 28. SHAREHOLDERS’ EQUITY

There were no Successor Company treasury shares at December 31, 2006. Predecessor Company treasury shares were 11,393,170 at December 31, 2005.

The balance of each component of accumulated other comprehensive income as of December 31, 2006 and 2005 is presented in the table below.

	Successor Company December 31, 2006	Predecessor Company December 31, 2005
Foreign currency translation adjustments	$2.1	$70.2
Derivative gain, net	0.7	4.8
Pension adjustments	59.3	—
Minimum pension liability adjustments	—	(37.9)

Accumulated other comprehensive income	$62.1	$37.1

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

The related tax effects allocated to each component of other comprehensive income for 2006 are presented in the table below.

	Successor Company
	Pre-tax Amount	Tax (Expense) Benefit	After tax Amount
Foreign currency translation adjustments	$0.8	$1.3	$2.1
Derivative gain, net	1.1	(0.4)	0.7
Pension adjustments	88.7	(29.4)	59.3

Total other comprehensive income	$90.6	$(28.5)	$62.1

The Successor Company balance excludes amounts related to discontinued operations.

NOTE 29. SUPPLEMENTAL FINANCIAL INFORMATION

	Successor Company	Predecessor Company
	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2005	Year 2004
Selected operating expenses
Maintenance and repair costs	$27.6	$88.3	$111.7	$114.8
Research and development costs	12.8	36.0	48.0	46.5
Advertising costs	6.5	23.3	33.0	31.5
Other non-operating expense
Foreign currency translation loss, net of hedging activity	$—	$—	$—	$1.3
Equity loss in ISI	—	—	0.9	—
Other	0.3	1.0	0.6	1.8

Total	$0.3	$1.0	$1.5	$3.1

Other non-operating income
Interest income	$4.0	$2.9	$4.6	$4.0
Foreign currency translation gain, net of hedging activity	0.3	4.2	2.8	—
Equity earnings in ISI	—	—	0.7	1.9
Gain on sale of ISI	—	—	3.4	—
Other	—	0.1	0.3	0.5

Total	$4.3	$7.2	$11.8	$6.4

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 30. SUPPLEMENTAL CASH FLOW INFORMATION

	Successor Company	Predecessor Company
	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2005	Year 2004
Interest paid	$9.9	$0.7	$2.5	$2.8
Income taxes paid, net of refunds	7.5	56.6	42.9	77.3

NOTE 31. RELATED PARTIES

We purchase grid products from WAVE, our 50%-owned joint venture with Worthington Industries. The total amount of these purchases was approximately $22 million in the three months ended December 31, 2006, $54 million in the nine months ended September 30, 2006, $68 million in the year 2005 and $60 million in the year 2004. We also provide certain selling, promotional and administrative processing services to WAVE for which we receive reimbursement. Those services amounted to $3.4 million in the three months ended December 31, 2006, $10.3 million in the nine months ended September 30, 2006, $13.0 million in the year 2005 and $11.8 million in the year 2004. The net amounts due from us to WAVE for all of our relationships were $4.7 million and $4.4 million at the end of 2006 and 2005, respectively. See Note 11 for additional information.

We sold 65% of our ownership in our gasket products subsidiary (now known as Interface Solutions, Inc. or “ISI”) on June 30, 1999. We still retained a 35% ownership of this business as of December 31, 2004. As part of the 1999 divestiture, we had agreed to continue to purchase a portion of the felt products used in the manufacturing of resilient flooring from ISI for an initial term of eight years. We were required to purchase at least 75% of our felt requirements from ISI. Our purchases of felt products from ISI for the pre-divested part of 2005 and 2004 were $16.4 million and $27.5 million, respectively. The amount due to ISI for these purchases was $1.7 million at the end of 2004. Additionally, we had received nominal monthly payments from ISI for some logistics and administrative services. The amounts outstanding from ISI at the end of 2004 for the logistics and administrative services we had provided to them were less than $0.1 million. On August 8, 2005 we sold our remaining 35% equity interest in ISI and ISI is no longer considered a related party. See Note 11 for additional information.

NOTE 32. LITIGATION AND RELATED MATTERS

ASBESTOS-RELATED LITIGATION

On October 2, 2006 (the “Effective Date”), AWI’s plan of reorganization, which was confirmed by order dated August 18, 2006, became effective, and AWI emerged from Chapter 11. The following summarizes the asbestos-related litigation matters during the Chapter 11 Case and how they were impacted by AWI’s emergence.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

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

Due to the Filing, holders of asbestos-related personal injury claims were stayed from continuing to prosecute pending litigation and from commencing new lawsuits against AWI. In addition, AWI ceased making payments to the CCR with respect to asbestos-related personal injury claims, including payments pursuant to the outstanding SSP agreements. A creditors’ committee representing the interests of asbestos-related personal injury claimants and an individual representing the interests of future claimants was appointed in the Chapter 11 Case. Upon AWI’s emergence on October 2, 2006, the Asbestos Personal Injury Claimants’ Committee was disbanded. The Future Claimants’ Representative will continue to serve, but as of October 2, 2006 his expenses will be borne by the Asbestos Personal Injury Trust. See Note 1 regarding AWI’s Chapter 11 proceeding and its emergence from Chapter 11.

During 2003, AWI and the other parties in its Chapter 11 Case reached agreement on a plan of reorganization that addresses how all of AWI’s pre-Filing liabilities are to be settled. Several amendments to the plan of reorganization were filed, culminating in the Fourth Amended Plan of Reorganization filed with the Bankruptcy Court on May 23, 2003, which was modified by modifications filed with the Bankruptcy Court through May 23, 2006, and which was confirmed by the U.S. District Court for the District of Delaware (the “Court”) on August 18, 2006. Such plan, as confirmed, is referred to in this report as the “POR”. See Note 1 for discussion on the Chapter 11 proceedings that led to AWI’s emergence from Chapter 11 on October 2, 2006.

A description of the components of the POR effecting AWI’s asbestos-related liability follows.

Asbestos PI Trust

Upon AWI’s Plan of Reorganization becoming effective on October 2, 2006, the Asbestos PI Trust was created, pursuant to section 524(g) of the Bankruptcy Code, for the purpose of addressing and resolving AWI’s personal injury (including wrongful death) asbestos-related liability. As of October 2, 2006, all present and future asbestos-related personal injury claims against AWI, including contribution claims of co-defendants, arising directly or indirectly out of AWI’s pre-Filing use of or other activities involving asbestos were channeled to the Asbestos PI Trust.

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

However, although AWI’s domestic and foreign subsidiaries and other affiliates have certain protection afforded by the 524(g) injunction, asbestos-related personal injury claims against them will be channeled to the Asbestos PI Trust only to the extent such claims directly or indirectly relate to the manufacturing, installation, distribution or other activities of AWI or are based solely on AWI’s ownership of the subsidiaries or other affiliates (as distinguished from independent activities of the subsidiaries or affiliates). Currently, three asbestos-related personal injury litigations against subsidiaries of AWI

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

allegedly arising out of such independent activities are pending. These claims will not be channeled to the Asbestos PI Trust under the POR inasmuch as they do not involve activities of AWI. The subsidiaries deny liability and are aggressively defending the matters. AWI has not recorded any liability for these matters. Management does not expect that any sum that may have to be paid in connection with these matters will be material to reorganized Armstrong.

In addition, workers’ compensation claims brought against AWI or its subsidiaries or other affiliates will not be channeled to the Asbestos PI Trust and will remain subject to the workers’ compensation process. Historically, workers’ compensation claims against AWI and its subsidiaries have not been significant in number or amount and AWI honored its obligations with respect to such claims during the Chapter 11 Case. Workers’ compensation law provides that the employer is responsible for evaluation, medical treatment and lost wages as a result of a job-related injury. Currently, AWI has six pending workers’ compensation claims, and a UK subsidiary has seven employer liability claims involving alleged asbestos exposure.

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

Asbestos-Related Liability

As of October 2, 2006, when the POR became effective, all present and future asbestos-related personal injury claims against AWI, including contribution claims of co-defendants, arising directly or indirectly out of AWI’s pre-Filing use of or other activities involving asbestos are channeled to the Asbestos PI Trust. AWI does not have any responsibility for these claims (including claims against AWI based solely on its ownership of a subsidiary or other affiliate), nor will it participate in their resolution. Accordingly, AWI reflected the resolution of this liability, which totaled approximately $3.2 billion as of September 30, 2006, as part of emerging from Chapter 11. See Note 5 for additional information on the settlement of liabilities subject to compromise.

Insurance Recovery Proceedings

As of September 30, 2006 and December 31, 2005, a substantial portion of AWI’s primary and remaining excess insurance asset was non-products (general liability) insurance for personal injury claims. In the past, AWI had entered into settlements with a number of the carriers resolving its coverage issues. However, an alternative dispute resolution (“ADR”) procedure was commenced against certain carriers to determine the percentage of resolved and unresolved claims that are non-products claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

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

The issue of shared coverage with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) was resolved through a court-approved settlement among AWI, ACandS and the insurer, and AWI received net proceeds of $7 million during the third quarter of 2006. As part of the settlement, ACandS’s remaining limits for shared coverage was assigned to AWI.

On October 2, 2006, pursuant to the POR becoming effective, AWI transferred rights arising under liability insurance policies issued to AWI with respect to asbestos-related personal injury claims to the Asbestos PI Trust. As of October 2, 2006, resolution of the ADR and other asbestos-related personal injury insurance matters is the responsibility of the Asbestos PI Trust and at its expense.

Insurance Asset

An insurance asset in respect of asbestos claims in the amount of $91.5 million was recorded as of September 30, 2006 and $98.6 million as of December 31, 2005. As part of accounting for emergence, AWI reflected the transfer of rights arising under liability insurance policies issued to AWI with respect to asbestos-related personal injury claims to the Asbestos PI Trust. Therefore, there is no recorded insurance asset in respect of asbestos claims as of December 31, 2006. See Notes 1 and 3 for additional information.

Cash Flow Impact

As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related personal injury claims since the fourth quarter of 2000 through 2006. AWI received $4.5 million in asbestos-related insurance recoveries in 2004, had no recoveries during 2005, and received $7 million in 2006 from the court-approved settlement with ACandS and the insurer, described above.

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

ENVIRONMENTAL MATTERS

Environmental Expenditures

Most of our manufacturing and certain of our research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. We make expenditures necessary for compliance with applicable environmental requirements at each of our operating facilities.

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

Environmental Remediation

Summary

We are actively involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and similar state “Superfund” laws at 6 off-site locations. We have also been investigating and/or remediating environmental contamination allegedly resulting from past industrial activity at 4 domestic and 5 international current or former plant sites. In most cases, we are one of many potentially responsible parties (“PRPs”) which have potential liability for the required investigation and remediation of each site. In some cases, we have agreed to jointly fund that required investigation and remediation, while at some sites, we dispute the liability, the proposed remedy or the proposed cost allocation among the PRPs. We may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.

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

Specific Events

Upon emergence, AWI resolved its environmental liabilities at 43 sites through its Chapter 11 Case. The liabilities at 37 sites were resolved through the global environmental settlement (“Global Settlement”) with the Department of Justice (“DOJ”) and the EPA with respect to CERCLA liability. The Global Settlement, which was approved by the Bankruptcy Court in October 2005, provided EPA an approved proof of claim in the amount of $8.7 million, which included $7.8 million with respect to the Peterson Puritan site. At one CERCLA site, however, AWI will continue to participate in the cleanup under a previously approved Consent Decree. In addition to the federal claims resolved by the Global Settlement, AWI’s emergence from Chapter 11 also resolved its environmental liabilities with respect to claims asserted by the State and/or private parties at 6 other sites.

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

Summary of Financial Position

Liabilities of $6.3 million (which includes $0.4 million for discontinued operations) and $27.3 million at December 31, 2006 and December 31, 2005, respectively were for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing $19.4 million of the December 31, 2005 environmental liabilities were classified as prepetition liabilities subject to compromise.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $2.2 million and $2.3 million at December 31, 2006 and December 31, 2005, respectively.

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

BREACH OF CONTRACT CLAIM

Since 2003, we had been pursuing a breach of contract claim against a former laminate flooring supplier. An arbitration hearing was held in March 2005. In July 2005 the tribunal communicated that it intended to rule in Armstrong’s favor. A hearing to address an award amount had been scheduled in September 2005. Prior to this scheduled hearing, the parties reached a settlement in which the supplier agreed to pay $6.75 million to Armstrong to resolve all existing and potential claims between the parties. The Bankruptcy Court approved the settlement in October 2005. Accordingly, we recorded a net gain in the third quarter of 2005 of $6.4 million in our Resilient Flooring ($5.2 million) and Wood Flooring ($1.2 million) segments.

OTHER CLAIMS

Additionally, we are involved in various other claims and legal actions involving product liability, patent infringement, breach of contract, distributor termination, employment law issues (including one purported class action suit pending in California state court) and other actions arising in the ordinary course of business. While complete assurance cannot be given to the outcome of these claims, we do not expect that any sum that may have to be paid in connection with these matters will have a materially adverse effect on our consolidated financial position or liquidity, however it could be material to the results of operations in the particular period in which a matter is resolved.

NOTE 33. EARNINGS PER SHARE

The difference between the average number of basic and diluted common shares outstanding is due to contingently issuable shares. Earnings per share components may not add due to rounding.

NOTE 34. SUBSEQUENT EVENTS

On February 15, 2007, we announced that we have initiated a review of our strategic alternatives. We have retained Lazard Freres & Co. LLC as our financial advisor and Weil, Gotshal & Manges LLP as our legal advisor to assist in this process. The Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust, the holder of approximately 66% of AWI’s outstanding common shares, has retained Merrill Lynch as its financial advisor and Keating Muething & Klekamp PLL and Kaplan, Strangis and Kaplan, P.A. as its legal advisors. There can be no assurance as to the likelihood, terms or timing of any transaction.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

On March 27, 2007, we entered into an agreement to sell Tapijtfabriek H. Desseaux N.V. and its subsidiaries for approximately $53.2 million, plus finalization of certain post completion adjustments. These businesses, which are the principal operating companies in our European Textile and Sports Flooring segment, were classified as discontinued operations at December 31, 2006 (See Note 7).

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 27, 2007, the Company entered into a Share Purchase Agreement with NPM Capital N.V. and Flagstone Beheer B.V. to sell Tapijtfabriek H. Desseaux N.V. and its subsidiaries for approximately EUR 40,000,000. The purchase price is subject to post-completion adjustments in respect of working capital and certain other assets and liabilities to be calculated within 90 days of completion.

Tapijtfabriek H. Desseaux N.V. and its subsidiaries were the principal operating companies of Armstrong’s European Textile and Sports Flooring business segment. The Company is retaining ownership of certain Desseaux businesses including automotive carpeting and linoleum-based indoor sports flooring. Armstrong expects to use the sale proceeds to fund its continuing operations in Europe.

The sale is expected to close in April 2007, subject to certain conditions including clearance from the European Union merger control authority. A copy of the Share Purchase Agreement is filed herewith as Exhibit No. 10.38.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Armstrong World Industries, Inc. Board of Directors

The Board of Directors has three committees: an Audit Committee, a Management Development and Compensation Committee, and a Nominating and Governance Committee. Each committee has a charter; the charters are posted at www.armstrong.com/corporatena/article9706.html. The Board met four times during the fiscal year ended December 31, 2006. All Directors participated in at least 75% of all meetings of the Board of Directors and the committee meetings of the Board on which they served. The business experience of all of the directors is described below under the heading “Director Information.” The Board has determined that all non-employee directors of the Board, including all members of the Audit Committee, Management Development and Compensation Committee, and Nominating and Governance Committee, are independent in accordance with the rules and regulations of The New York Stock Exchange (“NYSE”). The Board of Directors has also determined that all non-employee directors of the Board are independent within the meaning of Armstrong’s Corporate Governance Principles (see www.armstrong.com/corporate/corp_mission.html) on the Company’s website at http://www.armstrong.com under “About Armstrong” and “Corporate Governance”. See also Item 13. Certain Relationships and Related Transactions, and Director Independence, for a discussion of the Board’s determination as to director independence.

Nominating and Governance Committee

The Nominating and Governance Committee members are James J. Gaffney (Chair), Judith R. Haberkorn, Russell F. Peppet and Alexander M. Sanders, Jr. The Committee monitors the independence of the non-employee directors and is responsible for developing and recommending corporate governance guidelines and principles. This Committee is also responsible for identifying qualified potential board members and recommending directors for appointments to Board committees.

The Committee will consider director candidates nominated by shareholders as well as non-shareholders. The procedures by which nominees may be recommended to the Board of Directors are posted at www.armstrong.com/corporatena/article9748.html on the Company’s website at http://www.armstrong.com under “About Armstrong” and “Corporate Governance”. Shareholders who wish to suggest an individual for service on the Board of Directors are requested to review the “Process for Evaluation of Director Candidates”, “Director Responsibilities and Qualifications”, and “Position Description for an Armstrong Director” and supply the following information:

•	The full name, address, education and professional experience of the individual and why this person will be a good director.

•	The consent of the individual to be considered and to serve if elected.

•	The individual’s assessment of their qualifications and independence under SEC, NYSE and Articles II and III of Armstrong’s Corporate Governance Principles.

•	The number of shares of Armstrong stock and the amount of Armstrong bonds held by the individual, and by the person(s) supporting the individual.

Candidates are sought through search processes to identify qualified prospects who could complement the Board with a range of relevant backgrounds and experience. Typically, two aspects of each potential director are considered:

•	Individual director qualities – the personal characteristics that each director should have (such as integrity, independence, diligence) for the board to perform effectively as a team; and

•

Specific background skills, experience and competencies – the talents and insights (preferably aligned with corporate business and strategy) that should be present when the entire board meets, with each individual director contributing in one or more areas.

The Nominating and Governance Committee employs the same basic process for all director candidates, regardless of how they may be proposed for consideration. There have been no changes to the procedures by which shareholders may recommend nominees to the Board of Directors within the past year.

Audit Committee and Audit Committee Expert

The Audit Committee consists of John J. Roberts (Chair), Robert C. Garland, James J. O’Connor and Arthur J. Pergament. The Audit Committee is responsible for the oversight of various auditing and accounting matters, including the selection of the Company’s independent auditors, the scope of the annual audits, pre-approval of any non-audit services to be performed and the Company’s accounting practices and internal accounting controls. The Board of Directors determined that at least one member of this Committee, John J. Roberts, qualifies as an “Audit Committee Financial Expert” as defined in Item 407(d)(5) of Regulation S-K of the Securities Exchange Act. Mr. Roberts is also independent, as that term is used in SEC regulations pertaining to such experts (Item 7(d) of Schedule 14A under the Securities Exchange Act ). Additionally, as noted above, all of the members of the Audit Committee are independent under the listing standards of the NYSE and within the meaning of the applicable SEC rule pertaining to Audit Committees (Rule 10A-3) under the Securities Exchange Act.

Management Development and Compensation Committee

The Management Development and Compensation Committee Members are Judith R. Haberkorn (Chair), James J. Gaffney, Russell F. Peppet and Alexander M. Sanders, Jr. The Management Development and Compensation Committee oversees the Company’s compensation and benefit programs, and employment practices. The Committee establishes the overall philosophy and policies governing these programs including those pertaining to management salaries and incentive compensation. The Committee appoints and monitors outside advisors on compensation and benefit matters.

Director Information

The following information is current as of March 27, 2007. Each director serves a one-year term until re-elected or until their successor is elected, or until their earlier death, resignation, retirement, or removal.

James J. Gaffney

Age 66; Director since October 2006. Member – Nominating and Governance Committee (Chair) and Management Development and Compensation Committee. Consultant to GS Capital Partners, II, LP, a private investment fund affiliated with Water Street Corporate Recovery Fund I, LP and Goldman, Sachs & Co. and other affiliated investment funds from 1997-2003. From 1995-1997, he served as Chairman of the Board and Chief Executive Officer of General Aquatics, Inc., comprised of companies involved in the manufacturing of swimming pool equipment and pool construction. He was President and Chief Executive Officer of KDI Corporation, a conglomerate with companies involved in swimming pool construction and manufactured products. Mr. Gaffney serves as Chairman of the Board of Directors of Imperial Sugar Company and serves on the Boards of SCP Pool, Inc. and Beacon Roofing Supply, Inc.

Robert C. Garland

Age 39; Director since October 2006. Member – Audit Committee. Mr. Garland recently completed an assignment in the recycled pulp and paper industry on behalf of Oaktree Capital Management, LLC and Cerberus Capital Management, L.P. Mr. Garland joined American Fiber Resources, Inc. as Chief Financial Officer in January 1999. In June 2000 he was appointed as both President and Chief Financial Officer and from June 2001 through 2006 served as Chief Executive Officer, President and Chief Financial Officer. Mr. Garland’s experience includes business restructuring and business turnaround consulting at Price Waterhouse, LLP, Professor of Finance at the University of Pittsburgh Katz MBA program, and Vice President, Finance and Legal at an international medical equipment distributor.

Judith R. Haberkorn

Age 60; Director from July 1998-May 2000; reelected September 2006. Lead Director and Member – Management Development and Compensation Committee (Chair) and Nominating and Governance Committee. Ms. Haberkorn also served on the Board of Directors of Armstrong Holdings, Inc. from May 2000- October 2006. Ms. Haberkorn is a graduate of Briarcliff (NY) College and completed the Advanced Management Program at Harvard Business School. She served Bell Atlantic (telecommunications) and its predecessor in a variety of management positions for over a decade – most recently as President – Consumer Sales & Service from 1998 until her retirement in 2000. She is a Director of Enesco Corporation and ExpressJet Holdings, Inc. She is Chair Emerita of the Committee of 200 and a member of The International Women’s Forum and the Harvard Business School Network of Women Alumnae. Ms. Haberkorn is a Vice President Emerita of the Harvard Business School Alumni Advisory Board and completed two terms as a member of the Visiting Committee in May 2006.

Michael D. Lockhart

Age 58; Director of Armstrong World Industries, Inc. since November 2000 and Chairman of the Board and Chief Executive Officer since March 2001. Chairman of the Board and Chief Executive Officer of Armstrong Holdings, Inc. since August 2000. Mr. Lockhart previously served as Chairman and Chief Executive Officer of General Signal (a diversified manufacturer) headquartered in Stamford, Connecticut from September 1995 until it was acquired in October 1998. He joined General Signal as President and Chief Operating Officer in September 1994. From 1981 until 1994, Mr. Lockhart worked for General Electric in various executive capacities in the GE Credit Corporation (now GE Capital), GE Transportation Systems and GE Aircraft Engines.

James J. O’Connor

Age 70; Director since February 2007. Member – Audit Committee. Mr. O’Connor is a Retired Chairman of the Board and Chief Executive Officer of Unicom Corporation. He joined Commonwealth Edison Company in 1963, became President in 1977, a Director in 1978 and Chairman and Chief Executive in 1980. In 1994, he was also named Chairman and Chief Executive Officer of Unicom Corporation, which then became the parent company of Commonwealth Edison Company. He retired in 1998. Mr. O’Connor serves on the Boards of Directors of Corning, Inc., Smurfit – Stone Container Corporation, UAL Corporation and United Airlines.

Russell F. Peppet

Age 67; Director since October 2006. Member – Nominating and Governance Committee and Management Development and Compensation Committee. Since 2001, Mr. Peppet has been a Consultant to a number of firms, principally in the mutual fund industry. He is a Partner in Park Avenue Equity Partners, a private equity firm. He was Chief Executive Officer of Possible Dreams, Inc. from 2002-2003. Mr. Peppet was a Principal of Churchill Capital, Inc. from 1998-2001 and Vice Chairman of Quirk Carson Peppet, Inc., a private equity firm from 1990-1998. He was employed by and was a former Partner and Vice Chairman of Peat, Marwick, Mitchell & Co., now KPMG from 1969-1988. Mr. Peppet serves on the Boards of Directors of Liberty Tire Recycling LLC and Sunrise Medical LTC Holdings, Inc.

Arthur J. Pergament

Age 46; Director since October 2006. Member – Audit Committee. Founder and Chief Executive Officer of Pergament Advisors, LLC, a New York based asset manager serving the institutional and high net worth communities. Co-founder and Director of Accelerated Technologies, Inc., an incubator specializing in the development of coronary and vascular devices.

John J. Roberts

Age 62; Director since September 2006. Member – Audit Committee (Chair). Mr. Roberts also served on the Board of Directors of Armstrong Holdings, Inc. from April 2003-October 2006. Mr. Roberts formerly served as Global Managing Partner for Pricewaterhouse Coopers LLP from 1998 until his retirement in June 2002. He held numerous positions at Coopers & Lybrand LLP from 1967 until its merger with Pricewaterhouse LLP in 1998. From 1994 to 1998 Mr. Roberts served as one of three members of the Office of the Chairman of Coopers & Lybrand’s United States operations. Prior to that time, Mr. Roberts held other positions at Coopers & Lybrand, including Deputy Vice Chairman, Vice Chairman and Managing Partner. Mr. Roberts is a graduate of Drexel University. He serves on the Boards of Directors and Audit Committees of Safeguard Scientifics, Inc., the Pennsylvania Real Estate Investment Trust, and Vonage Holdings Corporation.

Alexander M. Sanders, Jr.

Age 68; Director since October 2006. Member – Nominating and Governance Committee and Management Development and Compensation Committee. President Emeritus of Charleston College since 2001. He served as President of Charleston College from 1992-2001. He was a Chief Judge on the South Carolina Court of Appeals and Acting Associate Justice, South Carolina Supreme Court from 1983-1992. Judge Sanders is a Shareholder in the law firm of Sanders & Nettles, LLC and serves on the Board of Directors of the National Bank of South Carolina and has been Chairman of the Charleston School of Law, LLC since 2003.

Executive Officer Information

The following information is current as of March 27, 2007. Each executive officer serves a one-year term until reelected or until his earlier death, resignation, retirement or removal.

Michael D. Lockhart - (See description, above.)

F. Nicholas Grasberger, III

Age 43; Senior Vice President and Chief Financial Officer since January 2005. Previously Vice President and Chief Financial Officer of Kennametal, Inc. (a manufacturer of cutting tools and wear parts) August 2000 – December 2004. Formerly employed at H. J. Heinz (a global U.S. based food company) for eleven years, his last title being Treasurer.

Donald A. McCunniff

Age 50; Senior Vice President, Human Resources since March 2006. Previously Vice President Human Resources, Corporate, Honeywell International. Joined Honeywell in 1995 and served in various senior level Human Resources positions in Defense and Space, Electronics, Process Automation, and Aircraft Landing Systems.

Frank J. Ready

Age 45; President and Chief Executive Officer, North American Flooring Operations since June 2004. Previously Senior Vice President, Sales and Marketing, July 2003 – June 2004; Senior Vice President, Operations, December 2002 – July 2003; Senior Vice President, Marketing, June 2000 – December 2002.

John N. Rigas

Age 58; Senior Vice President and General Counsel since November 2000. Previously Deputy General Counsel-Litigation, March 1999 – November 2000; worked for Dow Corning Corporation (specialty chemical company) October 1982 – March 1999, his last title being Senior Managing Counsel.

William C. Rodruan

Age 52; Vice President and Controller since July 1999. Previously Director, Corporate Transformation and Shared Services, February 1997 – July 1999, and Vice President of Finance, Corporate Retail Accounts July 1994 – February 1997.

Stephen J. Senkowski

Age 56; Executive Vice President since April 2004, and President and Chief Executive Officer, Armstrong Building Products since October 2000; Senior Vice President, Americas, Building Products Operations, April 2000 – October 2000; President/Chief Executive Officer, WAVE (the Company’s ceiling grid joint venture) July 1997 – April 2000; Vice President, Innovation Process, Building Products Operations 1994 – July 1997.

Section 16(a) Beneficial Ownership Reporting Compliance

Securities and Exchange Commission (“SEC”) regulations require Armstrong World Industries, Inc. directors and executive officers, and any persons beneficially owning more than ten percent of its common stock to report to the SEC their ownership of this stock and any changes in that ownership. SEC regulations also require these persons to furnish the Company with copies of these reports. SEC rules require the Company to report any failure to timely file those reports in the previous fiscal year.

Based solely upon our review of copies of reports furnished to us and written representations from directors and executive officers, we believe that all of these filing requirements were satisfied by Armstrong World Industries, Inc.’s directors and executive officers during 2006 except as follows. In connection with its emergence from bankruptcy on October 2, AWI filed a Registration Statement on Form 8-A on October 10, 2006. The Form 3 reports for Messrs. Garland, Grasberger, Lockhart, McCunniff, Peppet, Pergament, Ready, Rigas, Roberts, Rodruan, Sanders, Senkowski and Ms. Haberkorn were filed one day late, on October 11, 2006. The Form 3 reports for Mr. Gaffney and Mr. Miller (who was a director from October 2, 2006 until his resignation on October 23, 2006) were filed October 16 and October 23, 2006, respectively.

ITEM 11.	EXECUTIVE COMPENSATION

Armstrong Compensation Discussion and Analysis

Compensation Objectives and Overview

Armstrong’s executive compensation program has been designed to attract, retain and motivate the executive talent necessary to achieve the Company’s goals. The five elements of executive compensation are base salary, annual incentive compensation, long-term incentive compensation, employee benefits and perquisites. Both annual incentive compensation and long-term incentive compensation are based on a “pay for performance” philosophy. “Pay for performance” includes individual performance and financial performance of the corporation and, where applicable, the business unit.

The Company provides a competitive level of cash compensation through base salary and targeted annual incentive payments for achieving annual goals. There is limited upside in the cash compensation paid when these goals are exceeded and bonuses are reduced when the goals are not met. The opportunity for more significant compensation is aligned with the achievement of long-term financial goals and the returns provided to shareholders over time. Executives can earn above-market compensation through Armstrong’s long-term incentive equity grants. The underlying principle is that higher levels of compensation will be aligned with delivering superior long-term financial results and creating shareholder value.

The Company regularly reviews the competitiveness of its executive compensation program. The Management Development and Compensation Committee (the “Committee”) annually compares the Armstrong CEO’s total direct compensation to that of CEOs of 18 selected manufacturing companies listed below. Hewitt Associates’ role in the CEO review is limited to compiling the compensation information for the Committee.

Air Products & Chemicals	Cummins, Inc.	Parker Hannifin Corp.
American Standard	Hershey Company	PPG Industries
Ball Corp.	Masco Corp.	Sherwin-Williams Co.
Black & Decker	Mohawk Industries, Inc.	Stanley Works
Brunswick Corp.	Newell Rubbermaid	Steelcase, Inc.
Corning, Inc.	Owens Corning	USG Corp.

For other executive positions, Armstrong subscribes to multiple national executive compensation surveys. Armstrong uses as benchmarks for its pay policy the policies of other comparable companies. When necessary, Armstrong adjusts for the size of the companies in the benchmark group to provide a truer benchmark.

During the period of Armstrong World Industries’ (AWI) Chapter 11 bankruptcy reorganization, the Company used court-approved cash retention payments and enhanced severance provisions in order to retain key talent. Certain executive officers, excluding Mr. Lockhart, received cash retention payments. For 2006, Messrs. Ready and Rigas were the only executive officers who received cash retention payments.

Armstrong’s employee benefit plans for executives are generally the same as those provided to other salaried employees. Executive benefits and perquisites are described below under the Rationale for Pay Elements.

All of the named executive officers are covered under Individual Change in Control Agreements to provide a competitive level of financial security in the case of a potential change in control. Mr. Lockhart has an Employment Agreement which he first entered into on August 7, 2000. This agreement was amended in 2001 to permit the use of long-term cash incentive awards in lieu of grants of stock options and performance restricted shares because the Company was prevented from providing equity compensation while in Chapter 11. The Employment Agreement specifies the level and terms of his annual incentive and long-term incentive awards, severance benefits for termination not related to a change in control, two years of credited pension service for each year worked and reasonable personal use of Company aircraft which includes a tax gross-up benefit. In recognition of Mr. Lockhart’s contributions to the Company and his leadership during AWI’s Chapter 11 reorganization, the Board of Directors in 2005 granted him five additional years of service credit under the pension plan. Mr. Lockhart’s Employment and Change in Control Agreements were assumed by the Company with court approval in its Chapter 11 case.

Compensation Program Reward Features

Base Salary

Base salaries for executive officers are reviewed annually by the Committee. With input from the CEO, the Committee evaluates the base salary of each executive officer taking into account their performance for the prior year and their salary level relative to the base salary range midpoint which is set using the benchmark information described above. The Committee approves the salaries of the executive officers except for Mr. Lockhart. The Committee meets in executive session to evaluate Mr. Lockhart’s base salary and may recommend to the Board of Directors salary changes for Mr. Lockhart.

Annual Bonus

Annual incentive payments are made pursuant to the Management Achievement Plan (MAP). The MAP provides for incentive compensation payments based on the Company’s performance relative to operating income goals established early in the year by the Committee. These goals are generally set equal to the annual operating plan which is not easily attained. In the last five years, the corporate bonus payout ranged from zero to 115% of target bonus. The Committee specifies the adjustments to operating income that are allowed for incentive compensation purposes. Each MAP participant has a target bonus amount calculated as a percentage of their annual base salary earnings ranging from 15% of salary at the lowest level to 125% for the CEO.

The MAP includes a Committee-approved payout schedule (shown below) which relates percent of target bonus paid to overall financial performance. With the exception of Mr. Ready, all executive officers are measured on corporate financial results. Mr. Ready’s MAP payment is weighted 30% on corporate results and 70% on his business unit results. The Committee may adjust payouts based on individual performance.

When the Committee sets financial targets for the MAP, it also sets a maximum payout schedule. The payout schedule is based on the actual financial achievement percentage against target for the year. Participants are told to expect a bonus payout that is 20% below the maximum payout schedule. The Committee generally exercises negative discretion, reducing the bonus payout percentage by 20%. In unusual circumstances, the Committee can lower or raise the amount of the negative discretion applied to the maximum payout percentage.

2006 MAP Payout Schedule
% of Financial Target		Maximum Payout as % of Target Bonus
Less than 70%		0%
70%		50%
80%		100%
90%		110%
100%		120%
110%		130%
120%		140%
•	Schedule continues at same payout line, uncapped	•
•		•
•		•

The MAP requires that participants above a specified grade level have their annual bonus payment reduced by up to $20,000 and they receive a Company contribution in the amount of the reduction to a qualified, tax-deferred profit sharing plan.

Effective for 2007, the threshold for bonus payout under the MAP was increased from 70% of the financial target to 80% of the financial target. The Committee also established a maximum bonus payout of 200% of a participant’s target bonus amount.

Long-Term Incentives

During the period of AWI’s Chapter 11 reorganization, the Company used cash-based long-term incentive (LTIP) compensation in lieu of equity grants. Each LTIP participant has an annual target award value expressed as a percentage of their annual base salary ranging from 12% of salary at the lowest level to 337% for the CEO.

For the executive officers other than the CEO, the 2005 and 2006 long-term cash incentive award payments were based on the Company’s operating income performance over two years compared to targets established by the Committee. These targets require a 10 percent annual increase in corporate operating income over the 2004 actual results. The Committee defines in advance allowable adjustments to operating income. Similar to the MAP, the LTIP payout schedule (shown below) establishes the relationship between financial performance and LTIP payments. The Committee may adjust payouts based on individual performance.

2005 / 2006 LTIP Cash Incentive Award Payout Schedule

% of Financial Target		Maximum Payout as % of Award
Less than 70%		0%
70%		50%
80%		100%
90%		110%
100%		120%
110%		130%
120%		140%
•	Schedule continues at same payout line, uncapped	•
•		•
•		•

Mr. Lockhart’s Long-Term Incentives

Mr. Lockhart’s Employment Agreement specifies that 40% of the value of his annual long-term incentive award is to be granted as stock options and 60% as performance restricted share grants. During AWI’s Chapter 11 reorganization, the use of equity-based incentive compensation was not viable. In place of equity grants, the Committee used cash incentive awards which were designed to mimic the performance of stock options and performance restricted share grants.

These awards are based on Committee-approved incentive payment formulae measured by the Company’s growth in earnings before interest, taxes, depreciation and amortization (EBITDA). Mr. Lockhart’s 2005 LTIP payments for 2006 performance were based on the following formulae. Cash Payment 1 was designed to mimic the performance of stock options and Cash Payment 2 was intended to approximate the value of a performance restricted share grant. There are no payments if there is no increase in EBITDA.

Cash Payment 1	=	$1.24 million	x	3 (2006 EBITDA - 2004 EBITDA)
2004 EBITDA
(Maximum of $1.24 million)

Cash Payment 2	=	$1.86 million	x	EBITDA	x	[	1+	(2006 EBITDA - 2004 EBITDA)	]
				Growth Factor				2004 EBITDA
(Maximum of $2.79 million)

where	EBITDA Growth Factor	EBITDA Compound Annual Growth
	1.00	12.0% or higher
	0.75	8.0 to 11.9%
	0.50	4.0 to 7.9%
	0.25	0.0 to 3.9%
	0.00	Less than zero

When the Company changed Mr. Lockhart’s long-term incentive awards from equity to cash, it created a conflict with respect to the payment provisions under the long-term incentive plan and his Employment Agreement. The maximum total cash payment permitted annually under the long-term incentive plan for any one participant is $3 million. To the extent, if any, the calculated payments for these awards exceed this amount, the balance would be paid to Mr. Lockhart as a contractual obligation under the terms of his Employment Agreement. Now that AWI has emerged from Chapter 11 reorganization, the Company has reverted to equity grants for Mr. Lockhart.

Rationale for Pay Elements

The base salary and annual incentive components of Armstrong’s executive compensation program are the same as those used by other large manufacturing companies. Base salary and annual incentives are necessary to deliver competitive current compensation. Long-term incentive compensation is used to support executive retention and align a portion of the total direct compensation with the achievement of longer term goals which should result in an increase in shareholder value. While in Chapter 11, Armstrong could not use equity as a long-term incentive.

Effective October 2, 2006 (the date of AWI’s emergence from Chapter 11), the Committee granted restricted stock awards and nonstatutory stock options to certain key managers as provided for under the Plan of Reorganization. Because AWI common stock was not trading on the New York Stock Exchange on the grant date, the Committee set the exercise price of the stock options as the volume weighted average closing price of reorganized AWI stock over the period of October 18 through October 31 as reported by the New York Stock Exchange, which was $38.42. The stock options have a ten-year term. Both the stock options and the restricted stock awards vest in three equal installments at two, three and four years from the grant date. The timing of these stock option grants was established to coincide with AWI’s emergence from Chapter 11. With the exception of Mr. Lockhart whose Employment Agreement specifies that he receive annual long-term incentive awards, these emergence equity grants replace each manager’s long-term incentive award which would have been made in early 2007.

Typically, equity grants are made on the date of the Company’s regular February board of directors meeting, and the Company has resumed that schedule. Equity grants for new hires who are not executive officers may be approved by the Committee Chair. These grants will be made on or about the date of hire and will be reported to the full Committee at the next scheduled meeting.

Tax Deductibility of Compensation

Armstrong’s annual and long-term incentive plans have been designed to qualify cash and certain equity incentives as performance-based compensation under Section 162(m) of the Internal Revenue Code (IRC). This includes the MAP, LTIP payments, performance restricted shares, restricted stock awards and stock option grants where the payment or award provisions comply with the IRC requirements. If the calculated payments for Mr. Lockhart’s long-term cash incentive awards exceed $3 million for 2007 performance, the Company may not receive a tax deduction for the portion of the payment that exceeds $3 million.

Employee Benefits

Employee benefits include the typical health, welfare and retirement benefit offerings. Armstrong requires executives to pay health care premiums which are 40% higher than those paid by most salaried employees. The Company provides a company-paid long-term disability benefit for executives above a specified grade level. For all participants in the Armstrong pension plan, a nonqualified pension plan has been established to pay any benefit which cannot be paid under the qualified plan due to statutory limits. The pension plan was amended effective March 1, 2006, to increase the reduction for early retirement for participants who retire between the ages of 55 and 65.

Mr. Grasberger is ineligible to participate in Armstrong’s defined benefit pension plan. He and all other salaried employees hired on or after January 1, 2005, are eligible to participate in a 401(k) savings plan with an enhanced company match. Armstrong matches 100% of the first 4% of employee contributions and 50% of the next 4% of employee contributions in the enhanced plan. A nonqualified deferred compensation plan was established to provide similar 401(k) benefits as it applies to managers hired on or after January 1, 2005 whose eligible earnings exceeded $187,500 in 2006. This nonqualified plan is not funded. Mr. Ready has a balance of less than $3,000 in a prior nonqualified deferred compensation plan to which deferrals were discontinued starting in 2001.

Messrs. Senkowski and Ready are participants in split dollar life insurance policies which were entered into in 1996 and 1997. Armstrong discontinued making premium payments on the policy for Mr. Senkowski starting in 2003 and for Mr. Ready in 2007. Armstrong retains a collateral interest in the policies’ cash value equal to the premiums paid by the Company for each participant.

Perquisites

Armstrong’s perquisites are designed to assist in the overall health and productivity of the executives. Perquisites are limited to an annual Company-paid physical and an annual reimbursement of up to $4,500 for personal financial planning / tax preparation services. Mr. Lockhart’s personal use of Company aircraft allows him to make more productive use of his time and travel in a more secure environment. This is appropriate and in the best interest of the Company to maximize the time he has to focus on Company business issues.

Determination of Pay Amounts

Base Salary – Armstrong base salary midpoints are positioned at the median of the competitive market for companies based on sales revenue. Executive base salaries are reviewed annually based on individual performance.

Annual Bonus – Armstrong targets annual incentive pay at the median of the competitive market for companies based on sales revenue. Each executive is assigned an annual incentive target award expressed as a percentage of base salary. Mr. Lockhart’s annual incentive target of 125% of base salary is specified in his Employment Agreement.

Long-Term Incentives – Armstrong targets long-term incentive pay at the median of the competitive market for companies based on sales revenue. Each executive is assigned a long-term incentive target award expressed as a percentage of base salary. Mr. Lockhart’s annual long-term incentive target award is specified in his Employment Agreement having a value on the date of grant equal to 150% of the sum of his base salary and annual incentive opportunity at target performance.

Stock Ownership and Trading Policy

The Compensation Committee of reorganized AWI has not established executive stock ownership guidelines. The Committee believes that equity grants made under the Plan of Reorganization result in key employees having a substantial equity stake in the Company.

Our policy requires directors, senior management and other designated employees with access to non-public earnings information to pre-clear any transactions in Company stock, and restricts their trades to three periods of about one week each per year after earnings are released. In addition, those persons and all other employees are barred from speculation in the Company’s stock. So-called “short selling”; in-and-out trading, most “puts” and “calls”, and all other types of derivative transactions are prohibited.

Compensation Committee Report

The Management Development and Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis (CD&A) with management. Based on this review and discussion, the Committee recommended that the CD&A be included in the Form 10-K for the fiscal year ended December 31, 2006 to be filed with the Securities and Exchange Commission.

Management Development and Compensation Committee
Judith R. Haberkorn, Chair
James J. Gaffney
Russell F. Peppet
Alexander M. Sanders, Jr.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation reported for each of the named executive officers for the fiscal year ended December 31, 2006.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(4)		Total
M. D. Lockhart Chairman of the Board and President and CEO	2006	$980,000	—	$172,875	$148,500	$4,162,000	$789,956	$221,896	(5)	$6,475,227

F. N. Grasberger Senior Vice President and Chief Financial Officer	2006	$465,000	—	$95,427	$81,972	$1,196,000	—	$54,968	(6)	$1,893,367

S. J. Senkowski Executive Vice President and President and CEO, Armstrong Building Products	2006	$565,000	—	$127,236	$109,296	$1,684,000	$185,672	$14,153		$2,685,357

J. N. Rigas Senior Vice President and General Counsel	2006	$382,000	$382,000	$63,618	$54,648	$819,000	$71,302	$13,240		$1,785,808

F. J. Ready President and CEO, North American Flooring Operations	2006	$374,500	$367,000	$63,618	$54,648	$694,000	$30,706	$13,157		$1,597,629

(1)	The amounts disclosed are cash retention payments paid on December 28, 2006 for Messrs. Rigas and Ready which were approved by the bankruptcy court in AWI’s Chapter 11 case.
(2)

The amounts reflect the expense recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123R, but disregarding forfeitures related to service-based vesting as directed by SEC regulations for this purpose, for awards made in 2006 pursuant to the 2006 Long-Term Incentive Plan. The assumptions used to calculate these amounts are set forth in Note 25 to the Company’s Consolidated Financial Statements for the year ended December 31, 2006.

(3)

The amounts disclosed are the awards under the 2006 Management Achievement Plan and 2005 Long-Term Cash Incentive Awards. The amounts under the Management Achievement Plan are as follows: M. D. Lockhart—$1,520,000; F. N. Grasberger—$321,000; S. J. Senkowski—$455,000; J. N. Rigas—$220,000 and F. J. Ready—$215,000. As specified under the Management Achievement Plan, award amounts are subject to a mandatory reduction of up to $20,000 to the extent a corresponding contribution can be made to the Bonus Replacement Retirement Plan which is a qualified, tax-deferred profit sharing plan. For 2006, $20,000 reductions were made for each of Messrs. Lockhart, Senkowski, Rigas and Ready. The following payments were made under the 2005 Long-Term Cash Incentive Awards: M. D. Lockhart—$2,642,000; F. N. Grasberger—$875,000; S. J. Senkowski—$1,229,000; J. N. Rigas—$599,000 and F. J. Ready—$479,000. The payments were approved by the Management Development and Compensation Committee at its February 19, 2007 meeting.

(4)

The amounts shown in the “All Other Compensation” column include: (i) Company matching contributions to the Savings and Investment Plan and for Mr. Grasberger to the Armstrong Nonqualified Deferred Compensation Plan; (ii) premiums for long-term disability insurance; (iii) tax assistance payments on imputed income related to personal use of Company aircraft; and (iv) personal benefits (“perquisites”) consisting of medical examinations, financial planning expense reimbursements and personal use of Company aircraft to the extent the total perquisite value is $10,000 or greater per individual. For each person other than Mr. Lockhart, the total value of all such perquisites did not reach $10,000, and is not included in the amount shown.

(5)

The amount shown includes the aggregate incremental cost (e.g., fuel, landing fees and incremental crew expenses) of Mr. Lockhart’s personal use of Company aircraft of $168,077 and the reimbursement for related taxes incurred of $40,954. He participated in the medical examination program where the cost is paid by the Company.

6)

Mr. Grasberger received a Company matching contribution of $15,000 under the Savings and Investment Plan and was credited with a Company matching contribution of $32,850 under the Armstrong Nonqualified Deferred Compensation Plan in accordance with the terms of these plans.

The material terms of Mr. Lockhart’s Employment Agreement are described in the Compensation Discussion and Analysis (CD & A). The CD & A also explains the Company’s approach for setting the amount of base salary and annual bonus in proportion to total compensation.

GRANTS OF PLAN-BASED AWARDS

The table below shows information on annual incentive compensation, long-term cash incentive awards, stock options and restricted stock awards which were provided to each of the Company’s named executive officers in 2006. We have included performance restricted share and stock option grants that were made to Mr. Lockhart on February 19, 2007. There is no assurance that the Grant Date Fair Value of Stock and Option Awards will be realized by the executive.

Name		Grant Date	Board Committee Authorization Date(1)							All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Stock and Option Awards ($)(8)
				Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
				Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
M. D. Lockhart	(2)	N/A		$367,500	$1,225,000	(3)
	(4)	2/20/06		0	$1,323,000	$1,323,000
	(4)	2/20/06		0	$1,985,000	$2,977,500
	(6)	10/2/06	9/21/06							75,000			$2,766,000
	(6)	10/2/06	9/21/06								225,000	$38.42	$3,489,750
	(7)	2/19/07									64,100	$52.38	$1,323,057
	(7)	2/19/07					18,950	37,900	56,850				$1,985,202

F. N. Grasberger	(2)	N/A		$83,700	$279,000	(3)
	(5)	2/20/06		$243,000	$810,000	(5)
	(6)	10/2/06	9/21/06							41,400			$1,526,832
	(6)	10/2/06	9/21/06								124,200	$38.42	$1,926,342

S. J. Senkowski	(2)	N/A		$118,650	$395,500	(3)
	(5)	2/20/06		$354,750	$1,182,500	(5)
	(6)	10/2/06	9/21/06							55,200			$2,035,776
	(6)	10/2/06	9/21/06								165,600	$38.42	$2,568,456

J. N. Rigas	(2)	N/A		$57,300	$191,000	(3)
	(5)	2/20/06		$171,900	$573,000	(5)
	(6)	10/2/06	9/21/06							27,600			$1,017,888
	(6)	10/2/06	9/21/06								82,800	$38.42	$1,284,228

F. J. Ready	(2)	N/A		$56,175	$187,250	(3)
	(5)	2/20/06		$137,640	$458,800	(5)
	(6)	10/2/06	9/21/06							27,600			$1,017,888
	(6)	10/2/06	9/21/06								82,800	$38.42	$1,284,228

(1)

As part of planning for implementation of the Company’s emergence from Chapter 11, the Management Development and Compensation Committee (the “Committee”) was reconstituted on September 21, 2006, and approved the grants of stock options and restricted stock awards authorized by the Company’s Plan of Reorganization to be effective upon such emergence, which occurred on October 2, 2006. All other grant dates are on the dates of the Committee’s actions.

(2)

The amounts shown represent the 2006 participation by the named executive officers in the Management Achievement Plan (MAP). The actual payouts approved by the Committee on February 19, 2007 are included in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table. The amount shown under the Target column above was the expected payout amount.

(3)	For 2006, there was no stated maximum payout under the MAP except for a $3 million per participant annual limit established under the plan.

(4)

Mr. Lockhart’s Employment Agreement specifies that 40% of the value of his annual long-term incentive award is to be granted as stock options and 60% as performance restricted share grants. During AWI’s Chapter 11 reorganization, the use of equity-based incentive compensation was not viable. In place of equity grants, the Committee used cash incentive awards which were designed to mimic the performance of stock options and performance restricted share grants. His 2006 long-term cash incentive awards are based on Committee-approved incentive payment formulae measured by the Company’s growth in earnings before interest, taxes, depreciation and amortization (EBITDA) from 2005 to 2007, excluding the impact of bankruptcy-related expenses, restructuring charges and significant unusual items. There are no payments if there is no increase in EBITDA. The payment formulae are as follows:

Cash Payment 1	=	$1.323 million	x	3 (2007 EBITDA - 2005 EBITDA)
2005 EBITDA

Cash Payment 2	=	$1.985 million	x	EBITDA Growth Factor	x	[	1+	(2007 EBITDA - 2005 EBITDA)	]
2005 EBITDA

where	EBITDA Growth Factor	EBITDA Compound Annual Growth
	1.00	12.0% or higher
	0.75	8.0 to 11.9%
	0.50	4.0 to 7.9%
	0.25	0.0 to 3.9%
	0.00	Less than zero

The payout formulae are not structured with a threshold payout. If 2007 EBITDA results are the same as 2005, a payment of $496,250 would be earned. If there is an increase in EBITDA results, the payout would be determined according to the formulae. When the Company changed Mr. Lockhart’s long-term incentive awards from equity to cash, it created a conflict with respect to the payment provisions under the long-term incentive plan and his Employment Agreement which was assumed by the Company with court approval in its Chapter 11 case. The maximum total cash payment permitted annually under the long-term incentive plan for any one participant is $3 million. To the extent, if any, the calculated payments for these awards exceed this amount, the balance would be paid to Mr. Lockhart as a contractual obligation under the terms of his Employment Agreement. Cash payments earned will be paid in early 2008.

(5)

The 2006 long-term cash incentive award payments to the executives other than Mr. Lockhart are to be earned based on the Company’s cumulative adjusted operating income performance over 2006 and 2007 compared to a target and made in accordance with a payout schedule established by the Committee. The financial target and actual results exclude the impact of incentive expense, interest expense / income, bankruptcy-related expenses, fresh-start accounting, restructuring charges and significant unusual items. The maximum total cash payment permitted annually under the long-term incentive plan for any one participant is $3 million. Cash payments earned will be paid in early 2008.

(6)

To be effective on the date of AWI’s emergence from Chapter 11 (October 2, 2006), the Committee on September 21, 2006 approved the grant of restricted stock awards and nonstatutory stock options to certain key managers, including the named executive officers, as provided for under the Plan of Reorganization. Because AWI common stock was not trading on the New York Stock Exchange on the grant date, the Committee set the exercise price of the stock options as the volume weighted average closing price of AWI common stock over the period of October 18 through October 31 as reported by the New York Stock Exchange. The exercise price was $38.42. The stock options have a stated ten-year term. Both the stock options and the restricted stock awards vest in three equal installments at two, three and four years from the October 2, 2006 grant date. If AWI declares cash dividends, holders of unvested restricted stock will receive cash payments of an equal amount. With the exception of Mr. Lockhart, whose Employment Agreement specifies that he receive annual long-term incentive awards, these emergence equity grants replaced each participant’s long-term incentive award which would have been made in early 2007.

(7)

On February 19, 2007, the Committee authorized the grant of nonstatutory stock options having a Black-Scholes value of $1.323 million and a three-year performance restricted share grant with a value of $1.985 million to Mr. Lockhart. Under the terms of Mr. Lockhart’s Employment Agreement, he is to receive annual long-term incentive awards with an aggregate value on the date of grant equal to 150% of the sum of his base salary and annual incentive opportunity at target performance. 40% of the value is to be granted as stock options and 60% as three-year performance restricted share grants. Since there were no sales of AWI common stock on the New York Stock Exchange on Monday, February 19, 2007, the number of shares granted and the stock option exercise price was based on the Friday, February 16, 2007 closing price of $52.38. This resulted in the grant of 64,100 stock options and 37,900 performance restricted shares. The stock options have a stated ten-year term and will vest in three installments at one year (23,360 shares), two years (21,090 shares) and three years (19,650 shares) from the grant date. The performance restricted shares may be earned over the three-year performance period of January 1, 2007 through December 31, 2009 based on a 50% weighting on cumulative normalized EBITDA and a 50% weighting on cumulative free cash flow excluding the impact of acquisitions and divestitures. The Committee established a financial target for each measure and a payout schedule to determine the number of shares that will be earned. If AWI declares cash dividends, Mr. Lockhart will receive cash payments of an equal amount based on the number of performance restricted shares granted at Target.

(8)

The assumptions used to calculate these values for the 2006 grants are set forth in Note 25 to the Company’s Consolidated Financial Statements for the year ended December 31, 2006. The assumptions for Mr. Lockhart’s 2007 long-term incentive equity grants are as follows:

Performance Restricted Share grant: Value of $52.38 per share based on 2/16/07 closing price

Stock Option grants:

	Vesting Period
	1 year	2 years	3 years
Exercise price	$52.38	$52.38	$52.38
Assumed years to exercise	5.5	6.0	6.5
Volatility	27.97%	30.72%	32.23%
Risk free interest rate	4.85%	4.85%	4.86%
Dividend rate	0.0%	0.0%	0.0%

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The table below shows the number of shares covered by exercisable and unexercisable stock options and unvested restricted stock awards held by the Company’s named executive officers on December 31, 2006.

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date(1)	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Exercisable	Unexercisable
M. D. Lockhart		225,000		$38.42	10/2/16	75,000	$3,179,250
F. N. Grasberger		124,200		$38.42	10/2/16	41,400	$1,754,946
S. J. Senkowski		165,600		$38.42	10/2/16	55,200	$2,339,928
J. N. Rigas		82,800		$38.42	10/2/16	27,600	$1,169,964
F. J. Ready		82,800		$38.42	10/2/16	27,600	$1,169,964

(1)

All options have a stated option expiration date of October 2, 2016. In the event of the death of the optionee, all outstanding options will be exercisable by the beneficiary for a minimum of one year from the date of death without regard to the stated option expiration date. The options vest in three equal installments at two, three and four years from the grant date of October 2, 2006.

(2)	The shares vest in three equal installments at two, three and four years from the grant date of October 2, 2006.
(3)	As required by the SEC, the 2006 year-end closing market price of the Company’s common stock was used to determine the values shown in this column.

OPTION EXERCISES AND STOCK VESTED

None of the Company’s named executive officers exercised any stock options, stock appreciation rights or similar instruments nor did they acquire stock awards, restricted stock units or similar instruments on vesting during the fiscal year ended December 31, 2006.

PENSION BENEFITS

The table below shows the present value of accumulated benefits payable to each of the named executive officers, including the number of years of service credited to each such named executive officer, under the Retirement Income Plan and the nonqualified Retirement Benefit Equity Plan as of December 31, 2006. The amounts were determined using the same interest rate and mortality rate assumptions used in the Company’s Consolidated Financial Statements. Information regarding the Retirement Income Plan and the Retirement Benefit Equity Plan can be found in Note 18 to the Company’s Consolidated Financial Statements.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
M. D. Lockhart (1)	Retirement Income Plan for Employees of Armstrong World Industries, Inc.	6.4	$686,810	0

	Retirement Benefit Equity Plan of Armstrong World Industries, Inc.	17.8	$3,549,977	0

F. N. Grasberger	Not eligible

S. J. Senkowski	Retirement Income Plan for Employees of Armstrong World Industries, Inc.	33.6	$1,418,137	0

	Retirement Benefit Equity Plan of Armstrong World Industries, Inc.	33.6	$3,168,942	0

J. N. Rigas (2)	Retirement Income Plan for Employees of Armstrong World Industries, Inc.	7.8	$1,077,680	0

	Retirement Benefit Equity Plan of Armstrong World Industries, Inc.	24.8	$730,606	0

F. J. Ready	Retirement Income Plan for Employees of Armstrong World Industries, Inc.	23.5	$800,997	0

	Retirement Benefit Equity Plan of Armstrong World Industries, Inc.	23.5	$375,430	0

(1)

Under the terms of his Employment Agreement, Mr. Lockhart receives two years of service credit for every one year of actual service toward the calculation of his pension benefits under the Retirement Benefit Equity Plan. The Board of Directors granted him five additional years of service credit in 2005.

(2)

Mr. Rigas’ years of service include 17 years credit for prior service awarded to him upon his employment with Armstrong. The Armstrong retirement benefit for Mr. Rigas has been reduced by the value of his defined benefit pension payable by his previous employer for the respective period of the prior service credit.

PENSION BENEFITS

All of the named executive officers (excluding Mr. Grasberger) participate in the Company’s qualified defined benefit pension plan, the Retirement Income Plan (RIP), as do other Armstrong salaried employees. An unfunded, nonqualified defined benefit pension plan, the Retirement Benefit Equity Plan (RBEP), has been established to pay any benefit which cannot be paid under the qualified RIP by reason of Internal Revenue Code limitations. All pension benefits are paid by the Company. The pension plans were closed to new salaried participants effective January 1, 2005. Benefits payable under the RIP and RBEP are based on a formula that yields an annual amount payable over the participant’s lifetime beginning at the age where the participant qualifies for an unreduced life annuity benefit.

In addition, Messrs. Senkowski, Rigas and Ready may qualify for an additional annuity payment under the ESOP Pension Account (EPA) to the extent such benefit can be paid under the qualified pension plan. The EPA was established in 2000 to restore a portion of the value lost by a broad group of employees who had purchased shares of Company stock and received Company contributions of additional shares which were intended to help fund the cost of their retiree health care coverage. The starting EPA balance was determined by multiplying the number of ESOP shares held by the participant by $47.75 which was the guaranteed value of the original ESOP convertible preferred shares. The EPA is credited with interest annually using the November 30-year Treasury bond rate. Interest is credited up to the date the participant commences regular pension benefits under the RIP.

Participants in the defined benefit pension plan may retire as early as age 55 provided the participant is vested under the plan. Participants become vested after completing five years of continuous employment having worked at least 1,000 hours in each year. Normal retirement date is the first of the month nearest the participant’s 65th birthday. Effective March 1, 2006, the pension plans were amended to increase the reduction for early retirement for non-production salaried participants who retire between the ages of 55 and 65. Prior to these amendments, an employee who retired from active employment could receive an unreduced pension benefit commencing on the date of retirement if the employee’s age (minimum age 55) and Total Service totaled 90 points (Rule of 90). Employees continue to receive credit for post-March 1, 2006 age and service credits but the accrued Rule of 90 pension benefit is frozen as of February 28, 2006. The Present Value of Accumulated Benefit shown for Messrs. Senkowski, Rigas and Ready reflect the actuarial value of their respective Rule of 90 pension benefits.

The normal form of benefit payment is a monthly annuity. Except for payments having a lump sum present value of $10,000 or less under the qualified plan, no lump sum payments are permitted. Various forms of annuity payments (including life, joint and survivor, period certain and level income options) are available under the pension plans. The annuity payments for these options are determined by actuarially adjusting the life annuity pension amount for the selected form of payment. The formula for the regular life annuity pension benefit for salaried employees under the RIP is based on the following factors:

•	the participant’s Average Final Compensation (AFC) which is the average of the three highest years of eligible compensation (base salary plus annual incentive) during the last ten years of employment

•	the participant’s number of years of Total Service (credited years of employment with the Company) used to calculate the pension amount

•

the participant’s Adjusted Covered Compensation (ACC) which is a percentage of the average Social Security tax base for the 35-year period ending with the year the participant will qualify for an unreduced Social Security pension benefit

The unreduced annual life annuity pension is the sum of the following four calculations each of which shall not be less than zero.

1.	AFC x 0.009 x Total Service to a maximum of 35 years

2.	(AFC – ACC) x 0.005 x Total Service to 35 years

3.	(AFC – 2 x ACC) x 0.0015 x Total Service to 35 years

4.	AFC x 0.012 x Total Service over 35 years

To the extent the participant is eligible for an EPA pension benefit that can be paid from the qualified pension plan (RIP), all or the allowable portion of the calculated EPA annuity will be added to the regular pension amount. EPA annuity amounts that cannot be paid from the qualified plan are forfeited.

Special provisions apply if the qualified pension plan is terminated within five years following an Extraordinary Event, as this item is defined in the RIP. In that event, plan liabilities will first be satisfied; then, remaining plan assets will be applied to increase retirement income to employees. The amount of the increase is based on the assumption that the employee would have continued employment with Armstrong until retirement. All of the named executive officers except for Mr. Grasberger would be entitled to this benefit under these circumstances.

The assumptions used to calculate the actuarial present values shown in the table above are as follows:

•	Discount rate used to value benefit obligations equals 5.75%

•	RP2000CH Mortality Table projected to 2007

•	EPA interest rate of 4.73%

•	1994 GAR (RR 2001-62) Mortality Table for EPA annuity conversion

•	Retirement at age 65 or Rule of 90 eligibility as specified

NONQUALIFIED DEFERRED COMPENSATION

The table below shows the executive contributions, earnings and account balances for the named executive officers who participate in the Company’s nonqualified deferred compensation plans.

Name	Executive Contributions in 2006 ($) (1)	Registrant Contributions in 2006 ($) (2)	Aggregate Earnings in 2006 ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at 12/31/06 ($) (3)
M. D. Lockhart	Does not participate
F. N. Grasberger	$43,800	$32,850	$11,942	0	$128,253
S. J. Senkowski	Does not participate
J. N. Rigas	Does not participate
F. J. Ready	0	0	$207	0	$2,777

(1)	The amount in this column is also reported as either Salary or Non-Equity Incentive Plan Compensation in the Summary Compensation Table.
(2)	The amount in this column is also reported in the All Other Compensation column of the Summary Compensation Table.
(3)	$38,500 of the account balance for Mr. Grasberger was reported as compensation in the Summary Compensation Table for the fiscal year ended December 31, 2005.

Armstrong maintains two nonqualified deferred compensation plans that apply to certain of the Company’s named executive officers.

Armstrong Deferred Compensation Plan

The Armstrong Deferred Compensation Plan, which was established in 1985, was closed to new deferrals of base salary and annual incentive compensation starting in 2001. The plan is partially funded with Company-owned life insurance policies held in a grantor trust. These policies were purchased by the Company prior to 1996. Mr. Ready is the only named executive officer participant in this plan. Participants may transfer account balances between any of the plan’s available phantom investment options.

Investment Option	2006 Return
Fidelity Magellan Fund	7.22%
Fidelity OTC Portfolio Fund	9.45%
Fidelity Asset Manager Fund	9.19%
Spartan U.S. Equity Index Fund	15.72%
Moody’s Average Corporate Bond Yield	6.21%

The normal form of payout is a 15-year annuity with monthly payments starting on a post-employment date selected by the participant (minimum age 55) but in no event commencing later than the participant’s 65th birthday. Requests for single sum payments are subject to approval by the Company.

If a participant resigns or is discharged for willful, deliberate or gross misconduct, the participant may be paid a single sum amount equal to 94% of the account balance (subject to Company approval) and would forfeit the remaining account balance. If a participant dies before commencing annuity payments, a survivor benefit will be paid to the participant’s designated beneficiary (or estate) as a ten-year annuity. The present value of the survivor benefit is the greater of the participant’s account balance or an amount equal to three times the participant’s actual deferrals. If the participant dies after commencing annuity payments, the remaining payments will be made to the participant’s designated beneficiary or estate.

Armstrong Nonqualified Deferred Compensation Plan

As explained under the Pension Benefits section, the Company’s defined benefit pension plans were closed to new salaried participants effective January 1, 2005. Salaried employees hired on or after January 1, 2005, including Mr.

Grasberger, are eligible to participate in a 401(k) savings plan with an enhanced company match. Armstrong matches 100% on the first 4% of employee contributions and 50% of the next 4% of employee contributions in the enhanced plan. The Armstrong Nonqualified Deferred Compensation Plan was established to provide similar 401(k) benefits as it applies to eligible managers, including Mr. Grasberger, whose eligible earnings (base salary plus annual incentive) exceed 12.5 times the Internal Revenue Code 402(g) elective deferral limit in effect for the plan year. For 2006, the eligible earnings limit was $187,500. A participant may elect to defer up to 8% of eligible base salary earnings and up to 8% of eligible annual incentive earnings. The Company matching contribution will be the same as that provided under the qualified 401(k) savings plan with the enhanced Company match. Mr. Grasberger is the only named executive officer participant in this unfunded, nonqualified plan. Participants may transfer account balances between any of the plan’s available phantom investment options listed below on a daily basis.

Investment Option	2006 Return
Davis New York Venture Fund	15.12%
Fidelity Capital Appreciation Fund	13.80%
Fidelity Diversified International Fund	22.52%
Fidelity Equity Income Fund	19.81%
Fidelity Intermediate Bond Fund	4.26%
Fidelity Low-Priced Stock Fund	17.76%
Fidelity Managed Income Portfolio II	4.33%
Fidelity OTC Portfolio	9.45%
Goldman Sachs Mid Cap Value Fund	16.06%
Morgan Stanley Institutional Global Value Equity Portfolio	21.40%
Morgan Stanley Institutional Value Portfolio	17.12%
Neuberger Berman Fasciano Fund	4.86%
Rainier Small / Mid Cap Equity Portfolio	14.95%
Spartan U.S. Equity Index Fund	15.72%

Fidelity Freedom Funds

Fund	2006 Return	Fund	2006 Return
Income	6.37%	2030	12.90%
2010	9.46%	2035	12.94%
2015	10.36%	2040	13.49%
2020	11.61%	2045	9.00%
2025	11.84%	2050	9.00%

Participants become 100% vested in the Company match account after completing three years of continuous employment having worked at least 1,000 hours in each year.

Except in the case of an unforeseeable emergency or having reached age 70, no in-service distributions are permitted. Participants can elect to receive plan benefits as a single lump sum or in 120 monthly installments commencing on the date of the participant’s termination of employment. All elections must comply with the Internal Revenue Code requirements. In the event of a participant’s death, the remaining payments shall be paid to the participant’s designated beneficiary or estate.

The Company reserves the right to cause the participant to forfeit or require repayment of the Company match benefits where the participant is discharged for willful, deliberate of gross misconduct or where the participant has engaged in conduct that is injurious to the Company.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The tables below summarize the estimated value of the potential payments and benefits under the Company’s plans and arrangements to which the named executive officers would be entitled upon termination of employment under the circumstances indicated. Except for the continuation of health and welfare benefits and outplacement support, amounts would be paid as a lump sum at termination. The amounts shown assume that such termination was effective December 31, 2006. In accordance with SEC instructions, Company stock is valued at the December 31, 2006 closing price.

Each of the named executive officers who participate in the Company’s Pension Benefits and / or Nonqualified Deferred Compensation plans are eligible for the benefits shown in the accompanying tables and related narrative disclosures.

M. D. Lockhart
Benefit	Resignation	Involuntary for Cause	Involuntary without Cause	Termination for Good Reason	Change in Control without Pension Enhancements	Change in Control with Pension Enhancements
Cash Severance	—	—	$2,337,000	$2,337,000	$7,011,000	$7,011,000
Vacation Pay	—	—	60,050	60,050	—	—
Savings Plan	—	—	7,750	7,750	—	—
Pension Accrual	—	—	285,459	285,459	—	—
Health & Welfare Benefit Continuation	—	—	2,110	2,110	19,992	19,992
Outplacement Support	—	—	14,000	14,000	30,000	30,000
Accelerated Long-Term Incentives
Cash Incentive Awards	—	—	—	—	3,308,000	3,308,000
Restricted Stock	—	—	3,179,250	3,179,250	3,179,250	3,179,250
Stock Options	—	—	893,250	893,250	893,250	893,250
Change in Control Lump Sum Retirement Payment	—	—	—	—	3,138,400	5,725,100
Excise Taxes & Gross-Up	—	—	—	—	7,143,425	8,460,147
Total	—	—	$6,778,869	$6,778,869	$24,723,317	$28,626,739

F. N. Grasberger
Benefit	Resignation	Involuntary for Cause	Involuntary without Cause	Termination for Good Reason	Change in Control without Pension Enhancements	Change in Control with Pension Enhancements
Cash Severance	—	—	$470,000	$470,000	$2,220,000	Not Applicable
Health & Welfare Benefit Continuation	—	—	2,523	2,523	31,725
Outplacement Support	—	—	14,000	14,000	30,000
Accelerated Long-Term Incentives
Cash Incentive Awards	—	—	—	—	810,000
Restricted Stock	—	—	—	1,754,946	1,754,946
Stock Options	—	—	—	493,074	493,074
Excise Taxes & Gross-Up	—	—	—	—	1,623,382
Total	—	—	$486,523	$2,734,543	$6,962,753

S. J. Senkowski
Benefit	Resignation	Involuntary for Cause	Involuntary without Cause	Termination for Good Reason	Change in Control without Pension Enhancements	Change in Control with Pension Enhancements
Cash Severance	—	—	$570,000	$570,000	$2,787,000	$2,787,000
Health & Welfare Benefit Continuation	—	—	—	—	28,960	28,960
Outplacement Support	—	—	14,000	14,000	30,000	30,000
Accelerated Long-Term Incentives
Cash Incentive Awards	—	—	—	—	1,182,500	1,182,500
Restricted Stock	—	—	—	2,339,928	2,339,928	2,339,928
Stock Options	—	—	—	657,432	657,432	657,432
Change in Control Lump Sum Retirement Payment	—	—	—	—	2,457,000	3,169,500
Excise Taxes & Gross-Up	—	—	—	—	3,611,602	3,973,369
Total	—	—	$584,000	$3,581,360	$13,094,422	$14,168,689

J. N. Rigas
Benefit	Resignation	Involuntary for Cause	Involuntary without Cause	Termination for Good Reason	Change in Control without Pension Enhancements	Change in Control with Pension Enhancements
Cash Severance	—	—	$382,000	$382,000	$1,682,700	$1,682,700
Health & Welfare Benefit Continuation	—	—	—	—	29,897	29,897
Outplacement Support	—	—	14,000	14,000	30,000	30,000
Accelerated Long-Term Incentives
Cash Incentive Awards	—	—	—	—	573,000	573,000
Restricted Stock	—	—	—	1,169,964	1,169,964	1,169,964
Stock Options	—	—	—	328,716	328,716	328,716
Change in Control Lump Sum Retirement Payment	—	—	—	—	284,100	946,100
Excise Taxes & Gross-Up	—	—	—	—	1,359,407	1,695,533
Total	—	—	$396,000	$1,894,680	$5,457,784	$6,455,910

F. J. Ready
Benefit	Resignation	Involuntary for Cause	Involuntary without Cause	Termination for Good Reason	Change in Control without Pension Enhancements	Change in Control with Pension Enhancements
Cash Severance	—	—	$341,200	$341,200	$1,731,000	Not Applicable
Health & Welfare Benefit Continuation	—	—	—	—	22,995
Outplacement Support	—	—	14,000	14,000	30,000
Accelerated Long-Term Incentives
Cash Incentive Awards	—	—	—	—	458,800
Restricted Stock	—	—	—	1,169,964	1,169,964
Stock Options	—	—	—	328,716	328,716
Change in Control Lump Sum Retirement Payment	—	—	—	—	203,300
Excise Taxes & Gross-Up	—	—	—	—	1,405,407
Total	—	—	$355,200	$1,853,880	$5,350,182

Resignation or Involuntary Termination for Cause

No incremental benefits are provided to any of the named executive officers in the event of a voluntary resignation or an involuntary termination for Cause. Cause is defined as (i) the willful and continued failure by the executive to substantially perform the executive’s duties after a written demand for substantial performance is delivered to the executive by the Board of Directors, or (ii) the willful engaging by the executive in conduct which is demonstrably and materially injurious to the Company, or (iii) the executive’s conviction of any felony.

Involuntary Termination without Cause

Effective October 2, 2006, a Change in Control (CIC) occurred under the terms of the CIC agreements for Messrs. Lockhart, Senkowski, Rigas and Ready by reason of the Company’s emergence from Chapter 11 reorganization. As a result, an involuntary termination without Cause or a termination for Good Reason effective December 31, 2006 involving Messrs. Lockhart, Senkowski, Rigas or Ready would trigger the payment of the amounts shown in the Change in Control without Pension Enhancements column.

Effective February 15, 2007, a Potential CIC occurred under the terms of Mr. Grasberger’s CIC agreement from the Company’s announcement to initiate a review of its strategic alternatives. If Mr. Grasberger were to be involuntarily terminated without Cause or terminated for Good Reason and an actual CIC occurs within six months of the date of his termination, he would be entitled to CIC severance benefits.

The following discussion assumes that a CIC or a Potential CIC had not yet occurred. In the event a named executive officer (other than Mr. Lockhart) is involuntarily terminated for reasons other than Cause, the executive will be eligible for a lump sum cash severance benefit. The normal severance payment is provided under the terms of the Severance Pay Plan for Salaried Employees of AWI. A salaried employee is eligible for severance pay if the employee is terminated and an exclusion does not apply. The employee is not eligible for severance pay if the reason for termination is any one of the following:

(i)	voluntary separation

(ii)	the employee accepts employment with a successor organization in connection with the sale of a plant, unit, division or subsidiary

(iii)	the employee rejects the Company’s offer of a position in the same geographic area at a base salary of at least 90% of the employee’s current salary
(iv)	misconduct

(v)	unsatisfactory performance unless otherwise approved by the Severance Pay Committee

Severance benefits will be offset by payments made under individual change in control or employment agreements.

The schedule of benefits for executive participants provides two weeks of base salary severance per year of credited service with a minimum of eight weeks and a maximum of 52 weeks. Mr. Grasberger was provided with a minimum severance benefit of 52 weeks base salary as part of his initial employment offer. Mr. Rigas was credited with 20 years of prior service credit for severance determination purposes when he joined Armstrong. The Severance Pay Committee reserves the right to depart from the severance pay schedule where factors justify an upward or downward adjustment in the level of benefits. In no event may the severance payment exceed two times the participant’s annual compensation.

In the event of involuntary termination where severance applies, all salaried employees are eligible for continuation of health care and life insurance benefits at active employee premium contributions for a period of six months unless the employee is eligible for and elects retiree health care coverage. Mr. Grasberger is eligible for twelve months of benefit continuation under the terms of his employment offer. In addition, senior executives are eligible for twelve months of executive outplacement support provided by an outside service provider.

Under the terms of Mr. Lockhart’s Employment Agreement, he is eligible for a lump sum severance payment in the event of his termination for Good Reason or termination by the Company for any reason other than Cause, death or a disability of six months. The lump sum severance amount is equal to the sum of his annual base salary and the highest annual incentive award paid in the three years preceding the date of termination or his target annual incentive. Mr. Lockhart is also eligible to continue his participation in all employee benefit plans for the remaining term of his Employment Agreement or until comparable benefits are obtained from a subsequent employer during this time period. Mr. Lockhart’s involuntary termination without Cause would be considered a termination for Good Reason as it applies to accelerated vesting of his outstanding restricted stock awards and unvested stock options.

Mr. Lockhart’s Employment Agreement specifies that he shall not during or after the term of the agreement disclose any confidential Company information that is not generally known or available to the public without prior written consent of the Company. Except as permitted by the Company with prior written consent, Mr. Lockhart shall not, for a period of 24 months following his termination of employment, directly or indirectly own, enter into the employ of or render any services to any person, firm or corporation within the United States or any foreign country in which the Company is doing or contemplating doing business on the date of termination which is a competitor of the Company. He shall not approach or solicit any customer in respect of any service or product supplied by the Company or solicit the services of any director, executive officer or employee of the Company. These noncompete and nonsolicitation provisions terminate in the event Mr. Lockhart receives severance payments under his Change in Control Agreement.

Termination for Good Reason

Under the terms of the long-term incentive grants, in the event a named executive officer terminates for Good Reason, all outstanding restricted stock awards and unvested stock options which were granted on October 2, 2006 will automatically vest. Termination for Good Reason is as defined in each executive’s Individual Change in Control Agreement and includes any one of the following events:

(i)	the assignment to the executive of any duties inconsistent with the executive’s status as an executive officer of the Company or a substantial adverse alteration in the nature or status of the executive’s responsibilities

(ii)	a reduction by the Company in the executive’s annual base salary

(iii)	the relocation of the executive’s place of employment by more than 50 miles (30 miles in the case of Mr. Lockhart) unless such relocation is closer to the executive’s principal residence, or the Company requiring the executive to be based anywhere other than such principal place of employment except for required business travel to an extent substantially consistent with present travel obligations

(iv)	failure by the Company to pay to the executive any portion of the executive’s current compensation

(v)	failure by the Company to continue in effect any compensation or benefit plan in which the executive participates immediately prior to a Change in Control which is material to the executive’s total compensation unless an equitable arrangement has been made

In addition, termination for Good Reason includes an election by any of the named executive officers to terminate employment during the thirty-day period beginning twelve months following a qualifying Change in Control.

Change in Control

The Company has entered into Change in Control (CIC) Agreements with twelve senior executives including the named executive officers. These CIC agreements were assumed by the Company with court approval in its Chapter 11 case. These agreements provide severance benefits in the event of a CIC of AWI. The purpose of the agreements is to foster stability among this group of executives in the face of a possible CIC. The agreements have an automatic one-year renewal feature, meaning the agreements continue in effect unless (i) either the executive or the Company elects not to extend the agreement or (ii) an actual CIC occurs. If a CIC occurs, the agreement continues in effect for 36 months beyond the month in which the CIC occurs. For each of Messrs. Lockhart, Senkowski, Rigas and Ready, their CIC agreements will continue in effect until October 31, 2009. Under its terms, Mr. Grasberger’s CIC agreement currently extends to September 30, 2009 but continues to be subject to the one-year renewal feature.

For purposes of Mr. Grasberger’s agreement, a CIC includes any one of the following events:

(i)	acquisition by a person (excluding certain qualified owners) of beneficial ownership of 20% or more of AWI’s common stock

(ii)	a change in the composition of the AWI Board of Directors so that existing Board members and their approved successors do not constitute a majority of the Board

(iii)	consummation of a merger or consolidation of AWI unless shareholders of voting securities immediately prior to the merger or consolidation continue to hold 66 2/3% or more of the voting securities of the resulting entity

(iv)	shareholder approval of a liquidation or dissolution of AWI or sale of substantially all of AWI’s assets

CIC severance benefits are payable if the executive is involuntarily terminated or terminates employment for Good Reason within three years following a CIC. For the named executive officers except for Mr. Grasberger, AWI’s emergence from Chapter 11 on October 2, 2006 represented a CIC. For each of the named executive officers, the agreement includes a provision where the executive may choose to terminate employment during the thirty-day period beginning twelve months following a qualifying Change in Control and receive the severance benefits (the “modified single trigger” provision). The qualifying Change in Control must meet the definitions in (ii) and (iii) shown above. In approving AWI’s assumption of these CIC agreements, the Bankruptcy Court modified the agreements such that any transaction which is effected by the AWI Asbestos Personal Injury Settlement Trust would not qualify as a CIC for purposes of the modified single-trigger provision.

Severance benefits for the named executive officers, which are payable in the event of the executive’s termination following a CIC, include:

(i)	a lump sum cash severance payment equal to three times the sum of the executive’s annual base salary and the higher of the executive’s highest annual bonus earned in the three years prior to termination or prior to the CIC (in Mr. Lockhart’s agreement, his annual target bonus will be used if it is higher than the actual bonus earned)

(ii)	a lump sum payment of the portion of the executive’s annual target bonus applicable to the year of termination calculated by multiplying the target bonus by the fraction obtained by dividing the number of full and partial months completed during such uncompleted performance award period by twelve

(iii)	three additional years of age and service credit for the purpose of calculating pension benefits where the incremental actuarial present value is paid as a lump sum cash payment

(iv)	continuation of life, disability, accident and health insurance benefits at active employee contributions for three years following termination which shall be reduced to the extent comparable benefits are made available to the executive by a subsequent employer without cost

(v)	eligibility for post-retirement health care and life insurance benefits had the executive terminated employment during the period of three years after the actual date of termination

(vi)	payment for unused vacation which would have been earned had the executive continued employment through December 31 of the year of termination

(vii)	Company payment of reasonable fees for executive outplacement support for up to three years where the cost shall not exceed 20% of the executive’s annual base salary at the time of the CIC

(viii)	full reimbursement for the payment of any applicable excise taxes including tax gross-up

(ix)	payment of legal fees incurred in connection with a good faith dispute involving the CIC agreement

Under the terms of the CIC agreements, certain stock-based benefits are accelerated upon the occurrence of a CIC. This includes accelerated vesting of all unvested stock options and unvested restricted stock awards. All unearned performance restricted shares held by the executive shall be deemed to have been earned to the maximum extent permitted under the stock plan and shall become free of restrictions.

In addition, the Management Development and Compensation Committee included a provision in the 2006 long-term cash incentive awards that provides for a cash payment equal to the executive’s award amount upon a CIC of AWI.

The tables above refer to a Change in Control with and without Pension Enhancements. The Pension Enhancements relate to CIC benefits that were part of the Company’s defined benefit pension plan prior to plan amendments that suspended these benefits effective March 1, 2004 to the extent legally permitted. The Pension Enhancements provided for five years of additional service for benefit determination, immediate payments with no actuarial reduction and a Social Security bridge payable to age 62 for employees who would be involuntarily terminated within two years following a CIC of the Company. Eligibility requirements were age 50 and either 10 years or 15 years of Company service depending on the enhancement.

Notwithstanding the Company’s amendments to freeze the accrued benefit enhancements under the qualified pension plan and eliminate past and future benefit enhancements under the nonqualified pension plan, the Company would be required to include such enhancements in the calculation of the CIC Lump Sum Retirement Payment for certain of the named executive officers. This would occur for a CIC of AWI which has not been approved by a majority of disinterested directors or where a person acquires beneficial ownership of 28% or more of the outstanding AWI common stock and within five years thereafter, disinterested directors no longer constitute a majority of the Board.

Compensation of Directors

Armstrong World Industries, Inc. does not separately compensate directors who are employees for services as a director. The Company pays directors who are not employees an annual retainer of $155,000, comprised of $70,000 cash plus an award of restricted stock or phantom stock units (which each have the same value as a share of Company stock) valued at $85,000 in accordance with a Phantom Stock Unit Plan adopted by the Company effective October 23, 2006. The phantom stock units (the “Units”) vest on the one-year anniversary of the award or, if earlier, the date of a change in control event, contingent upon the director’s continued service through such date. On October 23, 2006, each outside director was also awarded a one-time grant of 6,000 Units, vesting with respect to one-third of the Units on each of the first three annual anniversaries of the date of the award or, if earlier, the date of a change in control event, contingent upon the directors’ continued service through such date. The Units are payable in cash six months following the director’s separation from service or, if earlier, upon the occurrence of certain change in control events. All Units, whether or not vested, are forfeited if the director is removed for cause, and unvested Units are forfeited if the director terminates service for any reason prior to vesting. In accordance with the Company’s Corporate Governance Principles, each director must acquire and then hold until 6 months following the end of his/her service, phantom units and/or shares of Company stock equal in value to three times the annual director’s retainer at the time they join the Board. Directors should endeavor to reach that level of ownership within five years of joining the Board.

The Lead Director and the Audit Committee Chair each receive an additional annual retainer of $20,000. The Management Development and Compensation Committee Chair and the Nominating and Governance Committee Chair each receive an additional annual retainer of $10,000. Directors who are not employees are paid $2,500 per day plus reasonable expenses for special assignments in connection with Board activities. Cash payments are made quarterly in arrears. The annual award of restricted stock/phantom stock units is made in one installment in October at or about the time of the regular October board meeting to directors serving at the time. Cash payments and restricted stock/phantom stock unit grants for positions starting at other dates are pro-rated by the number of days remaining in the then-current payment period.

Other benefits for non-employee directors include: annual physical exam expenses reimbursed up to $2000 (non-employee directors only); travel accident insurance; participation in the Armstrong Foundation (a non-profit organization independent of the Company) Higher Education Gift-Matching Program; the Company’s Employee Purchase Programs; and participation in the “compassionate use” provision of the Company’s Aircraft Operation Policy. One director received reimbursement for annual physical exam expenses and two directors participated in the Higher Education Gift-Matching Program. A schedule of Armstrong Nonemployee Director Compensation is included in this Report as Exhibit No. 10.19.

AWI has entered into indemnity agreements with each member of its Board of Directors. The agreements generally provide that, if the director becomes involved in a claim (as defined in the agreement) by reason of an indemnifiable event (as defined in the agreement), the Company will indemnify the director as provided in the agreement. Specific terms and conditions are set forth in the individual indemnity agreements, the form of which is listed as Exhibit No. 10.33 to this Report.

2006 Director Compensation Table1

Name	Fees Earned or Paid in Cash ($)[2]		Stock Awards ($)[3] [4] [5]	All Other Compensation ($)[6]	Total ($)
James J. Gaffney	20,000	[7]	41,328		61,328
Robert C. Garland	17,500		41,328		58,828
Judith R. Haberkorn	25,000	[8]	41,328		66,328
James E. Marley	0	[9]	41,328	2,000	43,328
Russell F. Peppet	17,500		41,328		58,828
Arthur J. Pergament	17,500		41,328		58,828
John J. Roberts	22,500	[10]	41,328	698	64,526
Alexander M. Sanders, Jr.	17,500		41,328	385	59,213

[1]	Messrs. Lockhart and Rigas are not listed in the table because the Company does not compensate directors who are employees for services as a director.
[2]	Includes a payment of $17,500, representing one quarter of the annual cash retainer of $70,000.
[3]

This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2006 fiscal year for the fair value of the phantom stock units granted in 2006, in accordance with FAS 123(R).

[4]

On October 23, 2006 pursuant to the Phantom Stock Unit Plan, each outside director was awarded 2,183 stock units; the number of units equal to (i) $85,000 divided by (ii) the fair market value of the common stock on the date of the award ($38.95), rounded to the next highest whole number. The units vest on the one-year anniversary of the award or, if earlier, the date of a change in control event, contingent upon the director’s continued service through such date. On October 23, 2006, each outside director was also awarded a one-time grant of 6,000 units, with a fair market value of the common stock on the date of the award of $38.95, vesting with respect to one-third of the units on each of the first three annual anniversaries of the date of the award, or if earlier, the date of a change in control event, contingent upon the director’s continued service through such date.

[5]	As of December 31, 2006, each of Ms. Haberkorn and Messrs. Gaffney, Garland, Peppet, Pergament, Roberts and Sanders held an aggregate of 8,183 units under the Phantom Stock Unit Plan.
[6]

Messrs. Marley, Roberts and Sanders received tax gross-ups related to imputed income in connection with the use of the Company aircraft. Mr. Marley also received payments under the Armstrong Deferred Compensation Plan.

[7]	Includes a quarterly payment of $2,500 as a special retainer for Mr. Gaffney as Chair of the Nominating and Governance Committee.
[8]

Includes a quarterly payment of $5,000 as a special retainer for Ms. Haberkorn as Lead Director and a quarterly payment of $2,500 as a special retainer for Ms. Haberkorn as Chair of the Management Development and Compensation Committee.

[9]

Mr. Marley was a director of both Armstrong Holdings, Inc. and Armstrong World Industries, Inc. from January 1, 2006 to October 2, 2006. He received $ 67,989 for his services to Armstrong Holdings, Inc. He did not receive any separate remuneration for his service to Armstrong World Industries, Inc. He resigned from both Boards effective October 2, 2006, the date of the Company’s emergence from Chapter 11, as provided for in the Company’s Plan of Reorganization.

[10]	Includes a quarterly payment of $5,000 as a special retainer for Mr. Roberts as Chair of the Audit Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

a) Stock Ownership of Certain Beneficial Owners

The following table1 sets forth, as of February 28, 2007, each person or entity known to AWI that may be deemed to have beneficial ownership of more than 5% of the outstanding AWI common stock. In accordance with applicable rules of the Securities and Exchange Commission, this information is based on Section 13G information filed with the Commission.

Name And Address Of Beneficial Owner	Amount And Nature Of Beneficial Ownership	Percent Of Class Outstanding[2]
Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust c/o Kevin E. Irwin Keating Muething & Klekamp PLL One East Fourth Street, Suite 1400 Cincinnati, OH 45202	36,981,480	65.6%

1)

A Schedule 13G was filed on February 9, 2007, by Harry Huge, Managing Trustee, on behalf of said Trust. A Schedule 13G was filed on January 23, 2007 by Dean M. Trafelet in his capacity as the Future Claimants’ Representative (“FCR”) under the Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust Agreement, effective October 2, 2006. Mr. Trafelet, in his capacity as FCR, has certain consent rights with respect to the voting of the Common Stock held by the Trust. The Trust is a party to a Stockholder and Registration Rights Agreement with the Company dated as of October 2, 2006 (incorporated by reference as an exhibit to this Report) which includes therein specified voting obligations of the Trust.

2)

In accordance with applicable rules of the Securities and Exchange Commission, this percentage is based upon the total 56,341,091 shares of AWI’s common stock that were outstanding on February 28, 2007.

b) Security Ownership of Management

The following table shows the amount of Company common stock owned by each director, each individual named in the Summary Compensation Table and all directors and executive officers as a group. The ownership rights in these shares consist of sole voting and investment power, except where otherwise indicated. No individual identified below holds any Company stock, directly or indirectly, or holds any stock options exercisable within 60 days. No named individual beneficially owns 1% or more of the outstanding common shares. Collectively, all of the directors and executive officers as a group beneficially own less than 1% of the outstanding common shares. This information is as of February 28, 2007.

Name	Restricted Stock[1]		Total Beneficial Ownership	Phantom Stock Units[3]
James J. Gaffney	—		—	8,183
Robert C. Garland	—		—	8,183
Judith R. Haberkorn	—		—	8,183
Michael D. Lockhart	131,850	[2]	131,850	—
James J. O’Connor	—		—	6,963
Russell F. Peppet	—		—	8,183
Arthur J. Pergament	—		—	8,183
John J. Roberts	—		—	8,183
Alexander M. Sanders, Jr.	—		—	8,183
F. Nicholas Grasberger III	41,400		41,400	—
Frank J. Ready	27,600		27,600	—
John N. Rigas	27,600		27,600	—
Stephen J. Senkowski	55,200		55,200	—
Director and officers as a group (15 persons)	321,250		321,250	64,244

1)	The participants have voting power but not investment power.
2)

Mr. Lockhart’s restricted stock consists of 75,000 restricted shares granted on October 2, 2006 and 56,850 shares of performance restricted stock granted on February 19, 2007. The performance restricted stock grant is divided into two awards of 28,425 shares each. 100% of the first award will be earned if the Company’s three-year earnings performance achieves 150% of a Board established target. 100% of the second award will be earned if the Company’s three-year cumulative free cash flow (excluding acquisition and divestiture events) achieves 150% of a Board established target. In each case, fewer shares will be earned for lesser performance.

3)

Includes phantom stock units held pursuant to a Phantom Stock Unit Plan (the “Plan”) for non-employee directors. The participants have no voting or investment power. The participants have no right to sell the stock units until they vest in accordance with the terms of the Plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights[1] (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders[2]	1,591,950	$38.42	3,226,400

Equity compensation plans not approved by security holders	—	—	—

Total	1,591,950	$38.42	3,226,400

1)	Excludes restricted stock and restricted stock unit awards.
2)

The 2006 Long-Term Incentive Plan was adopted by the AWI Board of Directors effective October 2, 2006 and was approved by the Bankruptcy Court in AWI’s Chapter 11 case. The purpose of the plan is to provide incentives which will attract, retain and motivate highly competent officers and key employees and encourage them to acquire an interest in the long-term success of the Company and reward them for their long-term achievements. The plan is administered by the Management Development and Compensation Committee and provides for the grant of Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Stock Units and Cash Awards which may be subject to certain terms and conditions established by the Committee.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Apart from the Armstrong Holdings, Inc. matter discussed below, there have been no transactions since January 1, 2006, and there are no currently proposed transactions in which the Company was or is to be a participant in which any of the following persons had or will have a direct or indirect material interest:

(i) any director or executive officer of the Company,

(ii) any nominee for director,

(iii) any 5% or greater shareholder of the Company, or

(iv) any immediate family member of any person identified above.

See Note 1 to the Consolidated Financial Statements for a description of claims between the Company and its former holding company, Armstrong Holdings, Inc. (“AHI”), and the proposed resolution of those issues between the companies as negotiated by independent committees of the directors of the two companies. Also see Exhibit 10.37 to this Report for the settlement Stipulation of the companies that has been submitted for Court approval. The Company’s Plan of Reorganization contemplates that AHI, which now has no business, operations or employees, will be dissolved as soon as practicable. Mr. Lockhart and members of the Company’s management have served and continue to serve as officers of AHI pending such dissolution. Other than Mr. Lockhart, no director of the Company is also a current director of AHI.

Oversight and Review of Transactions with Related Persons

The Company’s Code of Business Conduct and its Corporate Governance Principles and governance documents address officer and director independence from conflicting interests as well as procedures for the review, approval or ratification of transactions with related persons. The Nominating and Governance Committee is charged with reviewing and approving any proposed related-party transactions by the Company involving directors, nominees and/or executive officers and other persons.

Any proposed “related party transaction” involving any executive officer, director or director nominee as defined under SEC Regulation S-K, Item 404 must be approved by the Nominating and Governance Committee comprised of independent directors who must have no connection with the transaction. Any waiver of the Company’s Code of Business Conduct, particularly its conflicts-of-interest provisions, that is proposed to apply to any director or executive officer must be reviewed in advance by the same Committee, which is responsible for making a recommendation to the Board of Directors for approval or disapproval. The Board’s decision on any such matter would be disclosed publicly in compliance with applicable law and the rules of the NYSE.

The governance documents referred to above (namely the Company’s Code of Business Conduct, its Corporate Governance Principles and the Charter of the Nominating and Governance Committee) can be found on the Company’s web site at http://www.armstrong.com under “About Armstrong” and “Corporate Governance.”

Since emerging from Chapter 11, the Company has only one shareholder that holds 5% or more of the Company’s stock, namely the Armstrong World Industries Asbestos Personal Injury Settlement Trust (the “Trust”), which holds approximately 65% of the Company’s stock. As part of the Company’s Plan of Reorganization, when the Company emerged from Chapter 11 it established a new corporate charter (“Articles of Incorporation”), new Bylaws, and entered into a Stockholder and Registration Rights Agreement with the Trust. Those documents have been previously discussed and filed with the SEC in the Company’s Report on Form 8-K dated October 2, 2006 and are incorporated by reference as exhibits to this Report. Among other things, those documents prescribe governance standards for the Company, certain voting obligations of the Trust, and spell out terms under which the Company would register the Trust’s stock for public sale.

In the event of a proposed transaction between the Company and the Trust, the Company’s Board of Directors would consider the matter first. Depending on the nature of the proposed transaction, under the above-referenced governance documents in certain cases approval of disinterested members of the Board would be required to authorize a transaction, and in other cases approval of a majority of the shares not owned by the Trust would be required.

For example, any transaction between the Company (or any of its subsidiaries) and the Trust or any of its affiliates (other than payment of the same dividend or other pro rata distribution to all common shareholders) would require the approval of a majority of the “disinterested directors” (in addition to any Board approval customarily required for the transaction). Disinterested directors includes only directors who have no personal financial interest in the transaction and who are not trustees, officers or employees of the Trust or are otherwise affiliated with the Trust, unless the transaction is approved by a vote of the other shareholders. However, the Board may delegate to management approval of categories of transactions with the Trust it considers immaterial. To date, no such transactions have been proposed, and no such delegation has been made.

Any corporate transaction (such as a stock sale or merger) in which the Trust would have the ability to dispose of stock representing more than 5% of the shares outstanding to any person who would subsequently own either more than 35% of the Company’s stock or more Common Shares than the Trust, will also require approval of a majority of the disinterested directors, unless it is approved by vote of the shareholders (as may be required by law or listing standards). Usually, the required vote will be the majority of the shareholders or, if the Trust would receive any different treatment in the transaction than other shareholders, by the vote of the holders of a majority of the stock not owned by the Trust.

A merger, recapitalization or similar corporate transaction by the Company in which a dividend or distribution is made to the Trust or in which any outstanding stock is exchanged or changed in any way, and in which the Trust is treated differently than the other shareholders will require approval by the holders of a majority of the shares not owned by the Trust. If such shareholder approval is obtained, approval of the transaction by a majority of the disinterested directors as discussed above will not be required.

See the Company’s Articles of Incorporation, Bylaws and the Stockholder and Registration Rights Agreement for full details on how a particular proposed transaction would be handled. The discussion above is qualified by reference to those documents, which would govern the approval of any proposed transaction subject to their provisions.

Director Independence

The Board has determined that each of its eight non-employee directors —namely, Ms. Haberkorn and Messrs. Gaffney, Garland, O’Connor, Peppet, Pergament, Roberts, and Sanders—is independent, meaning in the Board’s business judgment he or she meets the standards of independence specified in the Company’s Corporate Governance Principles, SEC Rule 10A-3(b)(1) and New York Stock Exchange (NYSE) Rule 303A.02, and has no relationship with the Company or its management that may interfere with the exercise of his or her responsibilities on the Board or any committee.

The Board’s determinations were based upon consideration of relationships between directors and the Company or management, and of factors that reasonably could compromise the independent judgment of a director. For example, the Board considered whether there were any director relationships with vendors or service providers and considered whether any director had sought to influence any decisions by the Company in a manner beneficial to their personal interests. There were no transactions, relationships or arrangements disclosed by any non-employee director for the Board to consider in this regard.

The Board, led by its Nominating and Governance Committee, monitors the independence of outside directors. Each director is charged with a responsibility of candor and disclosure to their Board colleagues relative to potentially compromising relationships, transactions and compensation.

As indicated above, the Company’s Corporate Governance Principles, which contain the Company’s independence standard referred to herein, are available on the Company’s website at http://www.armstrong.com under “About Armstrong” and “Corporate Governance”.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Professional Audit Fee Services Rendered

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of Armstrong’s annual financial statements for 2006 and 2005, and fees billed for other services rendered by KPMG LLP. For the purposes of this table, audit fees are for services rendered in connection with the audit of Armstrong’s financial statements as of and for the year ended December 31, 2006, for which a portion of the billings occurred or will occur in 2007. All fees in 2006 and 2005 were pre-approved by the Audit Committee.

(amounts in 000’s)	2006	2005
Audit Fees	$6,500	$5,700
Audit Related Fees(1)	580	360

Audit and Audit Related Fees	7,080	6,060

Tax Fees(2)	2,325	1,234

All Other Fees(3)	127	93

Total Fees	$9,532	$7,387

1)

Audit Related Fees consisted principally of fees for audits of financial statements of certain employee benefit plans, accounting research assistance on technical topics, international financial reporting standards at some foreign locations and other matters with respect to foreign statutory financial statements.

2)	Tax Fees consisted of fees for tax consultation and tax compliance services.
3)	All Other Fees consist primarily of fees for Bankruptcy Court fee application preparation.

Audit Committee Pre-approval Policies and Procedures

The Audit Committee of Armstrong World Industries, Inc.’s Board of Directors follows a policy and procedure that requires their pre-approval of any audit and accounting services provided by the firm that serves as our independent auditor. Per the policy, management cannot engage the independent auditor for any services without the Audit Committee’s pre-approval. The Audit Committee delegates to the Committee Chair the authority to pre-approve services not exceeding 5% of the total audit fees for the year for purposes of handling immediate needs, with a report to the full Committee of such approvals at its next meeting. The policy and procedures comply with Section 10A(i) of the Securities Exchange Act.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	The financial statements and schedule of Armstrong World Industries, Inc. filed as a part of this 2006 Annual Report on Form 10-K is listed in the “Index to Financial Statements and Schedules” on page 50.

(a) (2)	The financial statements required to be filed pursuant to Item 15(d) of Form 10-K are:

Worthington Armstrong Venture consolidated financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 (filed herewith as Exhibit 99.1)

(a) (3)	The following exhibits are filed as part of this 2006 Annual Report on Form 10-K:

Exhibit No.	Description
No. 2.1	Armstrong World Industries, Inc.’s Fourth Amended Plan of Reorganization, as amended by modifications through May 23, 2006 is incorporated by reference from the 2005 Annual Report on Form 10-K wherein it appeared as Exhibit 2.3.

No. 3.1	Amended and Restated Certificate of Incorporation of Armstrong World Industries, Inc. is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 3.1.

No. 3.2	Armstrong World Industries, Inc.’s Bylaws are incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein they appeared as Exhibit 3.2.

No. 4.1	Armstrong World Industries, Inc.’s Retirement Savings and Stock Ownership Plan effective as of October 1, 1996, as amended April 12, 2001 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, wherein it appeared as Exhibit 4. * (SEC File No. 1-2116)

No. 10.1	Directors’ Retirement Income Plan, as amended, is incorporated by reference from the 1996 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(c). * (SEC File No. 1-2116)

No. 10.2	Management Achievement Plan for Key Executives, as amended August 1, 2005, is incorporated by reference from the Current Report on Form 8-K filed on September 30, 2005, wherein it appeared as Exhibit 10.1.*

No. 10.3	Retirement Benefit Equity Plan (formerly known as the Excess Benefit Plan), as amended January 1, 2000 is incorporated by reference from the 1999 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(e). * (SEC File No. 1-2116)

No. 10.4	Severance Pay Plan for Salaried Employees, as amended January 1, 2003 and March 15, 2005 is incorporated by reference from the 2004 Annual Report on Form 10-K wherein it appeared as Exhibit 10.8. *

No. 10.5	Form of Change in Control Agreement with certain officers is incorporated by reference from the 2000 Annual Report on Form 10-K wherein it appears as Exhibit 10(iii)(k). * (SEC File No. 1-2116)

No. 10.6	Change in Control Agreement with Michael D. Lockhart, dated August 7, 2000 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, wherein it appeared as Exhibit 10(e). * (SEC File No. 000-50408)

No. 10.7	Form of Indemnification Agreement among Armstrong Holdings, Inc., Armstrong World Industries, Inc. and certain directors and officers is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, wherein it appeared as Exhibit 10(iii)(a). * (SEC File No. 000-50408)

No. 10.8	Form of Indemnification Agreement among Armstrong Holdings, Inc., Armstrong World Industries, Inc. and certain directors is incorporated by reference from the 2003 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(q). * (SEC File No. 000-50408)

No. 10.9	Form of Indemnification Agreement among Armstrong Holdings, Inc., Armstrong World Industries, Inc. and certain directors is incorporated by reference from the 2001 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(s). * (SEC File No. 000-50406)

No. 10.10	Bonus Replacement Retirement Plan, dated as of January 1, 1998, as amended, is incorporated by reference from the 1998 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(m). * (SEC File No. 1-2116)

No. 10.11	Employment Agreement with Michael D. Lockhart dated August 7, 2000 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(a). * (SEC File No. 000-50408)

No. 10.12	Amendment to August 7, 2000 Employment Agreement with Michael D. Lockhart is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, wherein it appeared as Exhibit 10. * (SEC File No. 000-50408)

No. 10.13	Management Services Agreement between Armstrong Holdings, Inc. and Armstrong World Industries, Inc., dated August 7, 2000 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(g). * (SEC File No. 000-50408)

No. 10.14	Hiring Agreement with F. Nicholas Grasberger III dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K on January 6, 2005, wherein it appeared as Exhibit 10.1. *

No. 10.15	Change in Control Agreement with F. Nicholas Grasberger III dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K on January 6, 2005, wherein it appeared as Exhibit 10.2. *

No. 10.16	Indemnification Agreement with F. Nicholas Grasberger III dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K on January 6, 2005, wherein it appeared as Exhibit 10.3. *

No. 10.17	Form of Long-Term Incentive Plan 2005 award letter regarding executive participation is incorporated by reference from the 2004 Annual Report on Form 10-K wherein it appeared as Exhibit 10.30. *

No. 10.18	Armstrong World Industries, Inc.’s Nonqualified Deferred Compensation Plan effective January 2005 is incorporated by reference from the 2005 Annual Report on Form 10-K wherein it appeared as Exhibit 10.29. *

No. 10.19	Schedule of Armstrong World Industries, Inc. Nonemployee Director Compensation. *

No. 10.20	Agreement of Purchase and Sale between S-J Realty Management, LLC and Armstrong World Industries, Inc. dated December 5, 2005, is incorporated by reference from the Current Report filed on Form 8-K on January 30, 2006, wherein it appeared as Exhibit 10.1.

No. 10.21	Form of grant letter regarding executive officer participation in Armstrong World Industries, Inc.’s 2006 retention payment program is incorporated by reference from the Current Report filed on Form 8-K on January 30, 2006, wherein it appeared as Exhibit 10.1.*

No. 10.22	Order of the U.S. District Court dated January 26, 2006, and related Armstrong World Industries, Inc.’s Motion for an Order Authorizing and Approving Continued Cash Retention Program for Key Employees, is incorporated by reference from the Current Report filed on Form 8-K/A on February 2, 2006, wherein it appeared as Exhibit 99.1 *

No. 10.23	Form of Long-Term Incentive Plan 2006 award letter regarding executive participation in the 2006 Long-Term Incentive Plan is incorporated by reference from the 2005 Annual Report on Form 10-K wherein it appeared as Exhibit 10.37. *

No. 10.24	Change in Control Agreement with Donald A. McCunniff dated March 13, 2006 is incorporated by reference from the Current Report filed on Form 8-K on March 14, 2006, wherein it appeared as Exhibit 10.1. *

No. 10.25	Indemnification Agreement with Donald A. McCunniff dated March 13, 2006 is incorporated by reference from the Current Report filed on Form 8-K on March 14, 2006, wherein it appeared as Exhibit 10.2. *

No. 10.26	Credit Agreement, dated as of October 2, 2006, by and among the Company, certain subsidiaries of the Company as guarantors, Bank of America, N.A., as Administrative Agent, the other lenders party thereto, JP Morgan Chase Bank, N.A. and Barclays Bank PLC, as Co-Syndication Agents and LaSalle Bank National Association and the Bank of Nova Scotia, as Co-Documentation Agents, is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.1.

No. 10.27	The Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust Agreement dated as of October 2, 2006, by and among Armstrong World Industries, Inc. and, as trustees, Anne M. Ferazzi, Harry Huge, Paul A. Knuti, Lewis R. Sifford and Thomas M. Tully is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.2.

No. 10.28	Stockholder and Registration Rights Agreement, dated as of October 2, 2006, by and between Armstrong World Industries, Inc. and the Armstrong World Industries, Inc. Asbestos Personal Injury Asbestos Trust is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.3.

No. 10.29	Armstrong World Industries, Inc. 2006 Long-Term Incentive Plan is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.4.*

No. 10.30	Form of Armstrong World Industries, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.5. *

No. 10.31	Form of Armstrong World Industries, Inc. 2006 Long-Term Incentive Plan Restricted Stock Award Agreement is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.6. *

No. 10.32	Form of Armstrong World Industries, Inc. 2006 Long-Term Incentive Plan notice of restricted stock and/or option award is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.7. *

No. 10.33	Form of Indemnification Agreement for directors and officers of Armstrong World Industries, Inc. is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.8. * A Schedule of Participating Directors and Officers is filed with this Report.

No. 10.34	2006 Director Phantom Stock Unit Plan is incorporated by reference from the Current Report on Form 8-K dated October 23, 2006, wherein it appeared as Exhibit 10.1. *

No. 10.35	2006 Director Phantom Stock Unit Agreement is incorporated by reference from the Current Report on Form 8-K dated October 23, 2006, wherein it appeared as Exhibit 10.2. * A Schedule of Participating Directors is filed with this Report.

No. 10.36	2006 Director Phantom Stock Unit Agreement is incorporated by reference from the Current Report on Form 8-K dated October 23, 2006, wherein it appeared as Exhibit 10.3. * A Schedule of Participating Directors is filed with this Report.

No. 10.37	Stipulation and Agreement with Respect to Claims of Armstrong Holdings, Inc. and Armstrong Worldwide, Inc.; and Motion for Order Approving Stipulation and Agreement are incorporated by reference from the Current Report on Form 8-K dated February 26, 2007, wherein they appeared as Exhibits 99.2 and 99.3, respectively.

No. 10.38	Share Purchase Agreement dated March 27, 2007, between the Company and NPM Capital N.V. and Flagstone Beheer B.V. for the sale of Tapijtfabriek H. Desseaux N.V. and its subsidiaries is filed with this Report.

No. 11.1	Computation for basic earnings per share.

No. 11.2	Computation for diluted earnings per share.

No. 21.1	Armstrong World Industries, Inc.’s domestic and foreign subsidiaries.

No. 23.1	Consent of Independent Registered Public Accounting Firm.

No. 23.2	Consent of Independent Registered Public Accounting Firm.

No. 24.1	Power of Attorney and authorizing resolution.

No. 31.1	Certification of Principal Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 31.2	Certification of Principal Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

No. 32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

No. 99.1	Worthington Armstrong Venture consolidated financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004.

*	Management Contract or Compensatory Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMSTRONG WORLD INDUSTRIES, INC.
(Registrant)

By:	/s/ Michael D. Lockhart
Chairman and Chief Executive Officer

Date:	March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant Armstrong and in the capacities and on the dates indicated.

Directors and Principal Officers of the registrant AWI:

Name	Title

Michael D. Lockhart	Chairman and Chief Executive Officer
(Principal Executive Officer)

F. Nicholas Grasberger III	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

William C. Rodruan	Vice President and Controller
(Chief Accounting Officer)

James J. Gaffney	Director

Robert C. Garland	Director

Judith R. Haberkorn	Director

James J. O’Connor	Director

Russell F. Peppet	Director

Arthur J. Pergament	Director

John J. Roberts	Director

Alexander M. Sanders, Jr.	Director

By:	/s/ Michael D. Lockhart
(Michael D. Lockhart, as attorney-in-fact for AWI directors and on his own behalf)
As of March 30, 2007

By:	/s/ F. Nicholas Grasberger III
(F. Nicholas Grasberger III)
As of March 30, 2007

By:	/s/ William C. Rodruan
(William C. Rodruan)
As of March 30, 2007

SCHEDULE II

Armstrong World Industries, Inc.

Valuation and Qualifying Reserves of Accounts Receivable

(amounts in millions)

	Successor Company	Predecessor Company
	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Provision for Losses
Balance at beginning of year	$10.8	$10.8	$13.0	$18.9
Additions charged to earnings	1.4	5.2	2.4	2.9
Deductions	(1.6)	(4.1)	(3.7)	(8.1)
Discontinued operations	—	(1.1)	(0.9)	(0.7)

Balance at end of year	$10.6	$10.8	$10.8	$13.0

Provision for Discounts and Warranties
Balance at beginning of year	$49.6	$39.8	$45.5	$47.3
Additions charged to earnings	48.2	185.5	212.6	217.8
Deductions	(48.8)	(175.7)	(218.3)	(219.6)
Discontinued operations	—	—	—	—

Balance at end of year	$49.0	$49.6	$39.8	$45.5

Total Provision for Discounts, Warranties and Losses
Balance at beginning of year	$60.4	$50.6	$58.5	$66.2
Additions charged to earnings	49.6	190.7	215.0	220.7
Deductions	(50.4)	(179.8)	(222.0)	(227.7)
Discontinued operations	—	(1.1)	(0.9)	(0.7)

Balance at end of year	$59.6	$60.4	$50.6	$58.5

Exhibit Index

Exhibit No.
No. 10.19	Schedule of Armstrong World Industries, Inc. Nonemployee Directors Compensation.

No. 10.33	Schedule of Participating Directors and Officers with indemnification agreements.

No. 10.35	Schedule of Participating Directors with director phantom stock unit agreements.

No. 10.36	Schedule of Participating Directors with director phantom stock unit agreements.

No. 10.38	Share Purchase Agreement dated March 27, 2007, between Armstrong World Industries, Inc. and NPM Capital N.V. and Flagstone Beheer B.V.

No. 11.1	Computation for basic earnings per share.

No. 11.2	Computation for diluted earnings per share.

No. 21	Armstrong World Industries, Inc.’s domestic and foreign subsidiaries.

No. 23.1	Consent of Independent Registered Public Accounting Firm.

No. 23.2	Consent of Independent Registered Public Accounting Firm.

No. 24	Power of Attorney and authorizing resolution.

No. 31.1	Certification of Principal Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

No. 31.2	Certification of Principal Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

No. 32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350.

No. 32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350.

No. 99.1	Worthington Armstrong Venture consolidated financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004.