Form 10-Q
period 2007-03-31
ARMSTRONG WORLD INDUSTRIES INC
filed 2007-05-03
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of April 26, 2007 – 56,503,702

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

Raw materials and sourced product issues

The cost and availability of raw materials, packaging materials, energy and sourced products are critical to our operations. For example, we use substantial quantities of natural gas, petroleum-based raw materials, hardwood lumber and mineral fiber in our manufacturing operations. The cost of these items has been volatile in recent years and availability has sometimes been tight. We source some of these materials from a limited number of suppliers, which increases the risk of unavailability. Limited availability could cause us to reformulate products or limit our production. The impact of increased costs is greatest where our ability to pass along increased costs through price increases on our products is limited, whether due to competitive pressures or other factors.

Consumer preference and competition

Our customers consider our products’ performance, product styling, customer service and price when deciding whether to purchase our products. Shifting consumer preference in our highly competitive markets, e.g. from residential vinyl products to other flooring products, styling preferences, or inability to offer new competitive performance features could hurt our sales. For certain products, there is excess industry capacity in several geographic markets, which tends to increase price competition, as does competition from overseas competitors with lower cost structures.

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

Labor contracts

Most of our manufacturing employees are represented by unions and are covered by collective bargaining or similar agreements that must be periodically renegotiated. Although we anticipate that we will reach new contracts when current agreements expire, our negotiations may result in a significant increase in our costs. Failure to reach new contracts could lead to work stoppages, which could hurt production, revenues, profits and customer relations.

Dependence on Key Customers

Some of our businesses are dependent on a few key customers. For example, much of our North America revenue comes from sales to home center retailers including The Home Depot, Inc. and Lowe’s Companies, Inc. We do not have long-term contracts with them. The loss of sales to one of these major customers, or changes in our business relationship with them, could hurt both our revenues and profits.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings

(amounts in millions, except per share amounts)

Unaudited

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Net sales	$863.4	$822.2
Cost of goods sold	661.3	654.6

Gross profit	202.1	167.6

Selling, general and administrative expenses	147.1	129.7
Restructuring charges, net	0.1	2.7
Equity earnings from joint ventures	(10.6)	(12.0)

Operating income	65.5	47.2

Interest expense (unrecorded contractual interest of $0.0 and $19.1)	16.5	1.8
Other non-operating expense	0.5	0.1
Other non-operating (income)	(3.0)	(1.2)
Chapter 11 reorganization costs, net	—	0.5

Earnings from continuing operations before income taxes	51.5	46.0

Income tax expense	20.8	18.3

Earnings from continuing operations	30.7	27.7

(Loss) gain from discontinued operations, net of tax of $0.3 and $0.6	(4.7)	0.3

Net earnings	$26.0	$28.0

Earnings per share of common stock, continuing operations:
Basic	$0.55	n/a
Diluted	$0.55	n/a

(Loss) per share of common stock, discontinued operations:
Basic	$(0.08)	n/a
Diluted	$(0.08)	n/a

Net earnings per share of common stock:
Basic	$0.47	n/a
Diluted	$0.46	n/a

Average number of common shares outstanding:
Basic	55.7	n/a
Diluted	56.3	n/a

See accompanying notes to condensed consolidated financial statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	Successor Company
	Unaudited March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$253.1	$252.5
Accounts and notes receivable, net	374.4	321.9
Inventories, net	525.9	521.7
Assets of discontinued business held for sale	119.3	121.6
Deferred income taxes	6.8	6.8
Income tax receivable	81.4	81.4
Other current assets	77.3	65.5

Total current assets	1,438.2	1,371.4

Property, plant and equipment, less accumulated depreciation and amortization of $59.7 and $28.8, respectively	955.1	966.2

Prepaid pension costs	595.5	579.8
Investment in affiliates	255.2	294.6
Intangible assets, net	666.1	669.9
Deferred income taxes, noncurrent	201.4	201.4
Other noncurrent assets	86.3	87.4

Total assets	$4,197.8	$4,170.7

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$11.3	$3.8
Current installments of long-term debt	110.9	10.9
Accounts payable and accrued expenses	420.0	443.3
Liabilities of discontinued business held for sale	55.9	53.3
Income tax payable	4.3	2.9
Deferred income taxes	2.4	2.4

Total current liabilities	604.8	516.6

Liabilities subject to compromise	1.3	1.3

Long-term debt, less current installments	700.0	801.5
Postretirement and postemployment benefit liabilities	372.0	373.7
Pension benefit liabilities	209.2	207.8
Other long-term liabilities	68.1	75.7
Income taxes payable	10.7	10.7
Deferred income taxes	28.6	11.2
Minority interest in subsidiaries	7.7	7.5

Total noncurrent liabilities	1,397.6	1,489.4
Shareholders’ equity:
Common stock, $0.01 par value per share, authorized 200 million shares; issued 56,405,005 shares and 56,091,218 shares, respectively	0.6	0.6
Capital in excess of par value	2,102.7	2,099.8
Retained earnings	28.2	2.2
Accumulated other comprehensive income	63.9	62.1

Total shareholders’ equity	2,195.4	2,164.7

Total liabilities and shareholders’ equity	$4,197.8	$4,170.7

See accompanying notes to condensed consolidated financial statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except per share amounts)

Unaudited

	Successor Company		Predecessor Company
	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
Common stock:
Balance at beginning of year and March 31	$0.6		$51.9

Capital in excess of par value:
Balance at beginning of year	$2,099.8		$172.6
Share-based employee compensation	2.9		—

Balance at March 31	$2,102.7		$172.6

Reduction for ESOP loan guarantee:
Balance at beginning of year and March 31	$—		$(142.2)

Retained earnings (accumulated deficit):
Balance at beginning of year	$2.2		$(910.8)
Net earnings for period	26.0	$26.0	28.0	$28.0

Balance at March 31	$28.2		$(882.8)

Accumulated other comprehensive income:
Balance at beginning of year	$62.1		$37.1
Foreign currency translation adjustments	1.6		0.8
Derivative gain (loss), net	0.1		(6.0)
Pension adjustments	0.1		—
Minimum pension liability adjustments	—		0.1

Total other comprehensive income (loss)	1.8	1.8	(5.1)	(5.1)

Balance at March 31	$63.9		$32.0

Comprehensive income		$27.8		$22.9

Less treasury stock at cost:
Balance at beginning of year and March 31	$—		$(528.5)

Total shareholders’ equity (deficit)	$2,195.4		$(1,297.0)

See accompanying notes to condensed consolidated financial statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Cash flows from operating activities:
Net earnings	$26.0	$28.0
Adjustments to reconcile net earnings to net cash used for operating activities:
Depreciation and amortization	33.7	34.2
Deferred income taxes	12.1	5.4
Stock-based compensation	3.0	—
Gain on sale of fixed assets	(0.2)	(0.6)
Equity (earnings) from affiliates, net	(10.6)	(12.0)
Chapter 11 reorganization costs, net	—	0.5
Chapter 11 reorganization costs payments	—	(4.1)
Post-emergence chapter 11 fees	2.4	—
Post-emergence chapter 11 payments	(2.5)	—
Restructuring charges, net of reversals	0.1	2.7
Restructuring payments	(1.2)	(1.4)
Cash effect of hedging activities	(3.5)	3.3
Changes in operating assets and liabilities:
Receivables	(46.8)	(74.4)
Inventories	(8.4)	(35.4)
Other current assets	(10.1)	2.2
Other noncurrent assets	(12.4)	(13.4)
Accounts payable and accrued expenses	(13.6)	(26.8)
Income taxes payable	2.5	5.8
Other long-term liabilities	(10.3)	(4.9)
Cash distributed under the POR	(5.2)	—
Other, net	2.0	1.1

Net cash used for operating activities	(43.0)	(89.8)

Cash flow from investing activities:
Purchases of property, plant and equipment and computer software	(19.9)	(22.6)
Purchase of minority interest	—	(1.5)
Distributions from equity affiliates	50.0	6.0
Investment in affiliates	—	(4.3)
Proceeds from the sale of assets	0.4	1.5

Net cash provided by (used for) investing activities	30.5	(20.9)

Cash flows from financing activities:
Increase in short-term debt, net	8.4	1.5
Payments of long-term debt	(1.5)	(1.3)

Net cash provided by financing activities	6.9	0.2

Effect of exchange rate changes on cash and cash equivalents	0.9	0.5

Net (decrease) in cash and cash equivalents	(4.7)	(110.0)
Cash and cash equivalents at beginning of year	263.8	602.2

Cash and cash equivalents at end of period	$259.1	$492.2
Cash and cash equivalents at end of period from discontinued operations	6.0	—

Cash and cash equivalents at end of period from continuing operations	$253.1	$492.2

See accompanying notes to condensed consolidated financial statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 1. BUSINESS AND BASIS OF PRESENTATION

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

The accounting policies used in preparing the condensed consolidated financial statements in this Form 10-Q are the same as those used in preparing the consolidated financial statements for the year ended December 31, 2006. These statements should therefore be read in conjunction with the consolidated financial statements and notes that are included in the Form 10-K for the fiscal year ended December 31, 2006. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions. In addition, in connection with its emergence from bankruptcy on October 2, 2006 (the “Effective Date”), AWI adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Adopting fresh-start reporting has resulted in material adjustments to the historical carrying amount of reorganized Armstrong’s assets and liabilities. See Note 3 to the consolidated financial statements of our 2006 Form 10-K for more information. As a result, our post-emergence financial statements are not comparable with our pre-emergence financial statements.

These condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and include management estimates and judgments, where appropriate. Management utilizes estimates to record many items including asset values, allowances for bad debts, inventory obsolescence and lower of cost or market charges, warranty, workers’ compensation, general liability and environmental claims. When preparing an estimate, management determines the amount based upon the consideration of relevant information. Management may confer with outside parties, including outside counsel. Actual results may differ from these estimates.

Certain amounts in the prior year’s Consolidated Statement of Earnings and related notes thereto have been recast to conform to the 2007 presentation, including the reclassification of our textiles and sports flooring business to discontinued operations.

Operating results for the first quarter of 2007 and the corresponding period of 2006 included in this report are unaudited. However, these condensed consolidated financial statements have been reviewed by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) for a limited review of interim financial information.

When we refer to “we”, “our” and “us” in this report, we are referring to AWI and its subsidiaries. References in this report to “reorganized Armstrong” are to AWI as it was reorganized under the POR on October 2, 2006, and its subsidiaries collectively. We use the term “AWI” when we are referring solely to Armstrong World Industries, Inc.

On February 15, 2007, we announced that we have initiated a review of our strategic alternatives. The review is ongoing. There can be no assurance as to the likelihood, terms or timing of any transaction.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 2. CHAPTER 11 REORGANIZATION

The following summarizes the events in its Chapter 11 Case that led to AWI emerging from Chapter 11 on October 2, 2006. Please see Note 14 under “Asbestos-Related Litigation” in this Form 10-Q, and Notes 1 and 32 in the 2006 Form 10-K, for more information.

Proceedings under Chapter 11

On December 6, 2000, AWI filed a voluntary petition for relief (the “Filing”) under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to use the court-supervised reorganization process to achieve a resolution of AWI’s asbestos-related liability. Also filing under Chapter 11 were two of AWI’s wholly-owned subsidiaries, Nitram Liquidators, Inc. (“Nitram”) and Desseaux Corporation of North America, Inc. (“Desseaux”). The Chapter 11 cases are being jointly administered under case number 00-4471 (the “Chapter 11 Case”).

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

Plan of Reorganization and Emergence

On November 4, 2002, AWI filed a plan of reorganization with the Bankruptcy Court. Subsequently, AWI filed several amendments to the plan, along with various exhibits. The Fourth Amended Plan of Reorganization was filed on May 23, 2003. This plan, as so amended and as modified through May 23, 2006, was confirmed by the U.S. District Court for the District of Delaware (the “Court”) on August 18, 2006. The plan, as confirmed, is referred to in this report as the “POR”. Pursuant to the POR, upon emergence from Chapter 11 on October 2, 2006, AWI’s existing shares were cancelled and new common shares of reorganized Armstrong and cash were issued to its unsecured creditors and to the Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust (the “Asbestos PI Trust”), as described below. The POR excludes AWI’s Nitram and Desseaux subsidiaries, neither of which is material to Armstrong and which are pursuing separate resolutions of their Chapter 11 cases that are expected to result in the winding up of their affairs.

Asbestos PI Trust

On October 2, 2006, the Asbestos PI Trust was created to address AWI’s personal injury (including wrongful death) asbestos-related liability. All present and future asbestos-related personal injury claims against AWI, including contribution claims of co-defendants, arising directly or indirectly out of AWI’s pre-Filing use of, or other activities involving, asbestos are channeled to the Asbestos PI Trust. See Note 14 under “Asbestos-Related Litigation” for more information on the Asbestos PI Trust.

Matters Concerning AHI

Armstrong Holdings, Inc. (“AHI”) is a Pennsylvania corporation and was the publicly held parent holding company of AWI. AHI’s only operation was its indirect ownership, through Armstrong Worldwide, Inc. (“AWWD,” a Delaware corporation), of all of the capital stock of AWI. Upon AWI’s POR becoming effective on October 2, 2006, all then-current shares of AWI were cancelled, and AHI was not entitled to any distribution under the POR in respect of its former equity interest in AWI.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

On August 23, 2006, AHI announced that it and Armstrong Worldwide, Inc. had pending claims in AWI’s Chapter 11 Case (collectively, the “AHI Claim”). The AHI Claim relates to intercompany charges and credits among the companies.

A final federal income tax return for AHI and AWI on a consolidated basis is required to be filed for 2006 by September 2007. AHI and AWI will report substantial tax losses in this final tax return. The use of the tax losses and the extent to which they result in tax refunds will be affected by elections to be made in this final consolidated return by AHI as agent for the Armstrong consolidated group. Some elections would be more beneficial to one company than the other. The Armstrong consolidated group will receive a substantial tax refund of current year, and possibly prior year, tax payments. The amount of the refund of prior year tax payments will depend in part on the elections made in the tax return.

On February 26, 2007, AHI and AWI announced that they reached a settlement on all intercompany claim and tax matters. This settlement was approved by the Bankruptcy Court on April 2, 2007. Under the settlement, AWI paid AHI approximately $22 million in cash and 98,697 shares of AWI common stock. The settlement gives AWI the right to make, and the responsibility for, all relevant tax elections and the right to file all required tax returns on behalf of the Armstrong group of companies for all relevant tax periods during which the two companies were affiliated, and to receive and retain all related tax refunds.

Disputed Claims

Several claims remain open in AWI’s Chapter 11 Case. These disputed claims total approximately $10 million. If and to the extent any of these claims are allowed as general unsecured claims in AWI’s Chapter 11 Case, the claim holders would recover on their claim on the same basis as have other general unsecured creditors of AWI under the POR. Resolution of these claims will not impact the results of operations of reorganized Armstrong.

Accounting Impact

AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance was implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate pre-Filing liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities subject to compromise at March 31, 2007 and December 31, 2006 totaled $1.3 million. These remaining liabilities subject to compromise relate to Nitram Liquidators, Inc. and Desseaux Corporation of North America, Inc., which are wholly owned subsidiaries of AWI and which remain under Chapter 11 protection.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities during the first quarters of 2007 and 2006:

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Professional fees	$—	$5.2
Interest income, post-Filing	—	(4.7)

Total Chapter 11 reorganization costs, net	$—	$0.5

Professional fees represent legal and financial advisory fees and expenses that were incurred directly as a result of the Filing.

Interest income was earned from short-term investments subsequent to the Filing.

AWI incurred $2.4 million of expenses during the first quarter of 2007 for Chapter 11 related post-emergence activities. Pursuant to SOP 90-7, these expenses were reported as selling, general and administrative (SG&A) expenses.

NOTE 3. SEGMENT RESULTS

	Three Months Ended March 31,
	Successor Company 2007	Predecessor Company 2006
Net sales to external customers
Resilient Flooring	$290.6	$294.2
Wood Flooring	199.2	205.2
Building Products	313.9	267.9
Cabinets	59.7	54.9

Total sales to external customers	$863.4	$822.2

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

	Three Months Ended March 31,
	Successor Company 2007	Predecessor Company 2006
Segment operating income (loss)
Resilient Flooring	$10.8	$(3.9)
Wood Flooring	8.4	11.5
Building Products	53.7	40.0
Cabinets	0.9	0.2
Unallocated Corporate (expense)	(8.3)	(0.6)

Total consolidated operating income	$65.5	$47.2

	Three Months Ended March 31,
	Successor Company 2007	Predecessor Company 2006
Total consolidated operating income	$65.5	$47.2
Interest expense	16.5	1.8
Other non-operating expense	0.5	0.1
Other non-operating income	(3.0)	(1.2)
Chapter 11 reorganization costs, net	—	0.5

Earnings from continuing operations before income taxes	$51.5	$46.0

	Successor Company
	March 31, 2007	December 31, 2006
Segment assets
Resilient Flooring	$717.0	$690.1
Wood Flooring	503.0	498.9
Building Products	1,138.7	1,159.8
Cabinets	86.3	81.8

Total segment assets	2,445.0	2,430.6
Assets not assigned to segments	1,752.8	1,740.1

Total consolidated assets	$4,197.8	$4,170.7

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 4. ACQUISITIONS

On April 3, 2006, we purchased certain assets and assumed certain liabilities of HomerWood, Inc., a hardwood flooring company. On May 1, 2006 we purchased certain assets and assumed certain liabilities of Capella Engineered Wood, LLC, a hardwood flooring company, and of its parent company, Capella, Inc. The combined purchase price of these acquisitions was $61.5 million. Both acquisitions were financed from existing cash balances. Both investments expanded Armstrong’s wood flooring product offerings. The acquisitions were accounted for under the purchase method of accounting in the second quarter of 2006. Allocation of the purchase price to the fair value of tangible and identifiable intangible assets acquired in each transaction has been completed.

NOTE 5. DISCONTINUED OPERATIONS

On March 27, 2007 we entered into an agreement to sell Tapijtfabriek H. Desseaux N.V. and its subsidiaries (“Desseaux”)—the principal operating companies in our European Textile and Sports Flooring business segment. These businesses were first classified as discontinued operations at October 2, 2006 when they met the criteria of Financial Accounting Standards Board (“FASB”) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). The sale transaction was completed in April 2007 for approximately $52.0 million. Finalization of certain post completion adjustments is expected to occur by July 2007.

Prior period results within the Condensed Consolidated Statement of Earnings have been recast to reflect the results of discontinued operations. The segment results in Note 3 exclude the amounts related to discontinued operations. The Condensed Consolidated Statements of Cash Flows do not separately report the cash flows of the discontinued operations.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Net sales, pre-tax income and net income from discontinued operations, as well as net assets of the Desseaux business are as follows:

	Successor Company	Predecessor Company
	Three months ended March 31, 2007	Three months ended March 31, 2006
Net sales	$59.8	$54.4

Pre-tax (loss) gain from discontinued operations	$(1.4)	$0.9
(Loss) on expected disposal of discontinued operations	(3.0)	—
Income tax (expense)	(0.3)	(0.6)

Net (loss) income from discontinued operations	$(4.7)	$0.3

	Successor Company
	March 31, 2007	December 31, 2006
Current assets	$117.8	$119.8
Property, plant and equipment	1.1	1.6
Non-current assets	0.4	0.2

Assets of discontinued business held for sale	$119.3	$121.6

Current liabilities	(51.0)	(47.9)
Non-current liabilities	(4.9)	(5.4)

Liabilities of discontinued business held for sale	$(55.9)	$(53.3)

Net assets	$63.4	$68.3

NOTE 6. INVENTORIES

	Successor Company
	March 31, 2007	December 31, 2006
Finished goods	$334.7	$330.0
Goods in process	39.1	37.0
Raw materials and supplies	160.1	163.2
Less LIFO and other reserves	(8.0)	(8.5)

Total inventories, net	$525.9	$521.7

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 7. EQUITY INVESTMENTS

Investments in affiliates of $255.2 million at March 31, 2007 reflected the equity interest in our 50% investment in our WAVE joint venture and our 50% investment in Kunshan Holdings Limited. Both joint ventures are accounted for under the equity method of accounting. The balance decreased $39.4 million from December 31, 2006 primarily due to a special distribution from WAVE, partially offset by our equity interest in WAVE’s earnings. Condensed income statement data for WAVE is summarized below:

	Three Months Ended March 31,
	2007	2006
Net sales	$93.1	$79.0
Gross profit	31.7	31.6
Net earnings	25.0	24.0

Our recorded investment in WAVE is higher than our 50% share of the carrying value reported in WAVE’s consolidated financial statements. These differences are due to our adoption of fresh-start reporting upon emerging from Chapter 11, while WAVE’s consolidated financial statements do not reflect fresh-start reporting. See Note 11 “Equity Investments” in the 2006 Form 10-K for more information.

NOTE 8. INTANGIBLE ASSETS

The following table details amounts related to our intangible assets as of March 31, 2007 and December 31, 2006.

	Estimated Useful Life	Successor Company
		March 31, 2007		December 31, 2006
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	20 years	$165.1	$4.1	$165.1	$2.1
Developed technology	15 years	77.9	2.6	77.9	1.2
Other	Various	10.1	0.8	10.1	0.4

Total		$253.1	$7.5	$253.1	$3.7

Non-amortizing intangible assets
Trademarks and brand names	Indefinite	420.5		420.5

Total intangible assets		$673.6		$673.6

Aggregate Amortization Expense
Successor Company
For the three months ended March 31, 2007		$3.8
Predecessor Company
For the three months ended March 31, 2006		$0.1

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 9. RESTRUCTURING AND OTHER ACTIONS

Net restructuring charges of $0.1 million and $2.7 million were recorded in the first three months of 2007 and 2006, respectively. These charges are summarized in the following table:

	Three Months Ended March 31,
	Successor Company 2007	Predecessor Company 2006	Segment
Action Title
Lancaster Plant	—	$2.3	Resilient Flooring
Hoogezand	$0.1	0.4	Building Products

Total net charge	$0.1	$2.7

Lancaster Plant: These charges related to the fourth quarter 2004 decision to cease commercial flooring production at Lancaster in 2006. Commercial flooring production requirements are being serviced in part by our other facilities around the world. We recorded no costs in the first quarter of 2007 related to this initiative, but recorded the following costs in the first quarter of 2006:

Predecessor Company
Three Months Ended March 31, 2006
Non-cash restructuring charges	$2.2
Severance and related costs	0.1

Total restructuring charges	$2.3

Accelerated depreciation	$0.2
Other related costs	5.7

Total cost of goods sold	$5.9

Other related costs	$1.0

Total SG&A	$1.0

We have incurred project-to-date restructuring charges of $27.4 million related primarily to severance and pension related costs. We do not expect to incur any additional restructuring or other charges related to this initiative in the future.

Hoogezand: These charges are related to the first quarter 2004 decision to close the manufacturing facility and comprise severance and related costs. The plant was closed in the first quarter of 2005. The production was transferred to the Münster, Germany plant. This reduced employment by approximately 72 positions. To date, we have incurred restructuring charges of $17.8 million, and expect to incur an additional $0.7 million of restructuring charges in 2007 and 2008.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

The following table summarizes activity in the restructuring accruals for the first three months of 2007 and 2006. Net Charges in the table do not agree with the income statement due to non-cash charges for enhanced retirement benefits that did not affect the restructuring accrual amounts.

	Beginning Balance, January 1	Cash Payments	Net Charges	Ending Balance, March 31
Successor Company 2007	$7.0	$(1.2)	$0.1	$5.9
Predecessor Company 2006	8.2	(1.4)	0.5	7.3

The Predecessor Company balances included $1.3 million reported in liabilities subject to compromise. This amount was discharged upon emergence from Chapter 11.

Substantially all of the remaining balance of the restructuring accrual as of March 31, 2007 relates to a noncancelable U.K. operating lease, which extends through 2017, and severance for terminated employees, the majority of which will be paid in 2007.

NOTE 10. INCOME TAX EXPENSE

	Three Months Ended March 31,
	Successor Company 2007	Predecessor Company 2006
Earnings from continuing operations before income taxes	$51.5	$46.0
Income tax expense	20.8	18.3
Effective tax rate	40.4%	39.8%

The 2007 effective tax rate for the first quarter was higher than the comparable 2006 period primarily due to higher state income taxes and taxes on unremitted foreign earnings, partially offset by lower unbenefitted foreign losses and nondeductible bankruptcy reorganization fees.

During 2007, the company does not expect to record any material changes to unrecognized tax benefits that were claimed on tax returns as of December 31, 2006, except for certain statute expirations that may result in recognition during 2007 of $1.1 million related to certain state-related expenses. In addition, during 2007 the company expects to claim approximately $1.2 million of expenses on certain state tax filings for which no tax benefit will be recognized.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 11. PENSIONS

Following are the components of net periodic benefit costs (credits):

	Three Months Ended March 31,
	Successor Company 2007	Predecessor Company 2006
U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$4.2	$4.5
Interest cost on projected benefit obligation	24.1	23.2
Expected return on plan assets	(42.3)	(40.5)
Amortization of prior service cost	—	2.2
Recognized net actuarial loss	—	0.4

Net periodic pension (credit)	$(14.0)	$(10.2)

Retiree Health and Life Insurance Benefits
Service cost of benefits earned	$0.4	$0.6
Interest cost on projected benefit obligation	4.8	5.0
Amortization of prior service benefit	—	(1.6)
Recognized net actuarial (gain) loss	(0.2)	3.1

Net periodic postretirement benefit cost	$5.0	$7.1

	Three Months Ended March 31,
	Successor Company 2007	Predecessor Company 2006
Non-U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$1.7	$1.7
Interest cost on projected benefit obligation	4.6	4.0
Expected return on plan assets	(3.7)	(2.8)
Amortization of prior service cost	—	0.1
Recognized net actuarial loss	—	0.6

Net periodic pension cost	$2.6	$3.6

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 12. PRODUCT WARRANTIES

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. Generally, the terms of these warranties range up to 25 years and provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for the accrual of product warranties for the first three months of 2007 and 2006:

	Successor Company 2007	Predecessor Company 2006
Balance at January 1	$21.2	$21.1
Reductions for payments	(7.4)	(7.4)
Current year warranty accruals	9.3	8.1
Preexisting warranty accrual changes	(0.5)	(0.3)
Discontinued operations	—	(4.1)

Balance at March 31	$22.6	$17.4

The warranty reserve is recorded as a reduction of sales and accounts receivable. The Successor Company balance excludes amounts related to discontinued operations.

NOTE 13. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	Successor Company 2007	Predecessor Company 2006
Interest paid	$14.6	$0.4
Income taxes paid, net	$6.5	$7.7

NOTE 14. LITIGATION AND RELATED MATTERS

ASBESTOS-RELATED LITIGATION

On October 2, 2006 (the “Effective Date”), AWI’s plan of reorganization, which was confirmed by order dated August 18, 2006, became effective, and AWI emerged from Chapter 11. The following summarizes how the asbestos-related litigation matters were impacted by AWI’s emergence. Please see Note 2 in this Form 10-Q, and Notes 1 and 32 in the 2006 Form 10-K, for more information.

Prior to December 6, 2000, AWI had been named as a defendant in personal injury cases and property damage cases related to asbestos-containing products. On December 6, 2000, AWI filed a voluntary petition for relief (“the Filing”) under Chapter 11 of the U.S. Bankruptcy Code to use the court-supervised reorganization process to achieve a resolution of AWI’s asbestos-related liability.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Upon AWI’s Plan of Reorganization becoming effective on October 2, 2006, the Asbestos PI Trust was created for the purpose of addressing and resolving AWI’s personal injury (including wrongful death) asbestos-related liability. As of October 2, 2006, all present and future asbestos-related personal injury claims against AWI, including contribution claims of co-defendants, arising directly or indirectly out of AWI’s pre-Filing use of or other activities involving asbestos were channeled to the Asbestos PI Trust.

As part of the POR, in accordance with an injunction issued under Section 524(g) of the Bankruptcy Code and entered in connection with the POR, various entities are protected from present and future asbestos-related personal injury claims. These entities include, among others, reorganized Armstrong, AHI, AWI’s subsidiaries and other affiliates (as defined in the POR), and their respective officers and directors. Now that it has emerged from Chapter 11, AWI does not have any responsibility for these claims (including claims against AWI based solely on its ownership of a subsidiary or other affiliate), nor does it participate in their resolution. Accordingly, AWI has no recorded liability for asbestos-related personal injury claims as of March 31, 2007 and December 31, 2006.

On October 2, 2006, pursuant to the POR becoming effective, AWI transferred to the Asbestos PI Trust rights arising under liability insurance policies issued to AWI with respect to asbestos-related personal injury claims. As of October 2, 2006, resolution of asbestos-related personal injury insurance matters is the responsibility of the Asbestos PI Trust. As part of accounting for emergence, AWI reflected the transfer of these rights to the Asbestos PI Trust. Therefore, there is no recorded insurance asset in respect of asbestos claims as of March 31, 2007 and December 31, 2006.

However, although AWI’s domestic and foreign subsidiaries and other affiliates have certain protection afforded by the 524(g) injunction, asbestos-related personal injury claims against them will be channeled to the Asbestos PI Trust only to the extent such claims directly or indirectly relate to the manufacturing, installation, distribution or other activities of AWI or are based solely on AWI’s ownership of the subsidiaries or other affiliates (as distinguished from independent activities of the subsidiaries or affiliates). Currently, three asbestos-related personal injury litigations against subsidiaries of AWI allegedly arising out of such independent activities are pending. These claims will not be channeled to the Asbestos PI Trust under the POR. The subsidiaries deny liability and are aggressively defending the matters. AWI has not recorded any liability for these matters. Management does not expect that any sum that may be paid in connection with these matters will be material to reorganized Armstrong.

In addition, workers’ compensation claims brought against AWI or its subsidiaries or other affiliates will not be channeled to the Asbestos PI Trust. These claims remain subject to the workers’ compensation process. Historically, workers’ compensation claims against AWI and its subsidiaries have not been significant in number or amount. AWI honored its obligations with respect to such claims during the Chapter 11 Case and following emergence. Workers’ compensation law provides that the employer is responsible for evaluation, medical treatment and lost wages as a result of a job-related injury. Currently, AWI has six pending workers’ compensation claims, and a UK subsidiary has seven employer liability claims involving alleged asbestos exposure.

There is uncertainty as to the effectiveness of the 524(g) injunction in precluding the assertion in foreign jurisdictions of asbestos-related personal injury claims, proceedings related thereto or the enforcement of judgments rendered in such proceedings.

Management believes that AWI, its subsidiaries and other affiliates are not subject to any asbestos-related personal injury claims that will not be channeled to the Asbestos PI Trust under the POR that, individually or collectively, would be material in amount to reorganized Armstrong.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

ENVIRONMENTAL MATTERS

Environmental Expenditures

Our manufacturing and research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. We make expenditures necessary for compliance with applicable environmental requirements at each of our operating facilities.

Regulatory requirements continually change, therefore we cannot predict with certainty future expenditures associated with compliance with environmental requirements. The United States Environmental Protection Agency (“EPA”) has promulgated a new regulation pursuant to the Clean Air Act that may impact our domestic manufacturing operations. That regulation, The National Emission Standards for Hazardous Air Pollutants for Industrial, Commercial, and Institutional Boilers and Process Heaters Act, became effective in November, 2004, and requires compliance by September 13, 2007. While we are finalizing our review of this regulation, adoption of this regulation is not expected to have a material impact on our consolidated results of operations or financial condition.

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

Estimates of our future environmental liability at the Superfund sites and current or former plant sites are based on evaluations of currently available facts regarding each individual site and consider factors such as our activities in conjunction with the site, existing technology, presently enacted laws and regulations and prior company experience in remediating contaminated sites. Although current law imposes joint and several liability on all parties at Superfund sites, our contribution to the remediation of these sites is expected to be limited by the number of other companies potentially liable for site remediation. As a result, our estimated liability reflects only our expected share. In determining the probability of contribution, we consider the solvency of other parties, whether liability is being disputed, the terms of any existing agreements and experience with similar matters, and the impact of AWI’s emergence from Chapter 11 upon the validity of the claim.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

In addition to the right to sue for reimbursement of the money it spends, however, CERCLA also gives the federal government the right to sue for an injunction compelling a defendant to perform a cleanup. Several state statutes give similar injunctive rights to those States. While we believe such rights against AWI were also discharged upon AWI’s emergence from Chapter 11, there does not appear to be controlling judicial precedent in that regard. Thus, according to some cases, while a governmental agency’s right to require AWI to reimburse it for the costs of cleaning up a site may be dischargeable, the same government agency’s right to compel us to spend our money cleaning up the same site may not be discharged even though the financial impact to AWI would have been the same in both instances if the liability had not been discharged.

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

Summary of Financial Position

Liabilities of $5.7 million and $5.9 million at March 31, 2007 and December 31, 2006, respectively, were for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $2.1 million and $2.2 million at March 31, 2007 and December 31, 2006, respectively.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Actual costs to be incurred at identified sites may vary from our estimates. Based on our current knowledge of the identified sites, we believe that any sum we may have to pay in connection with environmental matters in excess of the amounts noted above would not have a material adverse effect on our financial condition or liquidity, although the recording of future costs may be material to earnings.

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

OTHER CLAIMS

Additionally, we are involved in various other claims and legal actions involving product liability, patent infringement, breach of contract, distributor termination, employment law issues (including one purported class action suit pending in California state court) and other actions arising in the ordinary course of business. While complete assurance cannot be given to the outcome of these claims, we do not expect that any sum that may have to be paid in connection with these matters would have a materially adverse effect on our consolidated financial position or liquidity, however it could be material to the results of operations in the particular period in which a matter is resolved.

NOTE 15. EARNINGS PER SHARE

The difference between the average number of basic and diluted common shares outstanding is due to contingently issuable shares. Earnings per share components may not add due to rounding.

NOTE 16. SUBSEQUENT EVENT

On April 20, 2007 we voluntarily prepaid $100 million of the $500 million Term Loan B, which is part of the senior credit facility that was executed on October 2, 2006. The $100 million was classified in the March 31, 2007 Condensed Consolidated Balance Sheet as part of “Current installments of long-term debt.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Armstrong World Industries, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Armstrong World Industries, Inc., and subsidiaries (“the Company”) as of March 31, 2007, the related condensed consolidated statements of earnings, cash flows and shareholders’ equity for the three months ended March 31, 2007 for the Successor Company and for the three months ended March 31, 2006 for the Predecessor Company. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the financial position of Armstrong World Industries, Inc. and subsidiaries as of December 31, 2006 for the Successor Company and December 31, 2005 for the Predecessor Company, and the results of their operations cash flows, and shareholders’ equity for the three months ended December 31, 2006 for the Successor Company, and for the nine months ended September 30, 2006, and the years ended December 31, 2005 and December 31, 2004 for the Predecessor Company. In our report dated March 31, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 2 to the condensed consolidated financial statements, on August 18, 2006, the Bankruptcy Court confirmed the Company’s Plan of Reorganization (the Plan), related to its Chapter 11 bankruptcy proceeding. The Plan became effective on October 2, 2006 and Armstrong World Industries, Inc. emerged from the Chapter 11 bankruptcy proceeding. In connection with its emergence from the Chapter 11 bankruptcy proceeding, Armstrong World Industries, Inc. adopted fresh-start reporting pursuant to Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” as of October 2, 2006. As a result, the financial statements of the Successor Company are presented on a different basis than those of the Predecessor Company and, therefore, are not comparable in all respects.

/s/ KPMG LLP

Philadelphia, Pennsylvania
May 2, 2007

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

In connection with its emergence from bankruptcy on October 2, 2006 (the “Effective Date”), AWI adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Adopting fresh-start reporting has resulted in material adjustments to the historical carrying amount of reorganized Armstrong’s assets and liabilities. See Note 3 to the consolidated financial statements of our 2006 Form 10-K for more information. As a result, our post-emergence financial statements are not comparable with our pre-emergence financial statements.

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

OVERVIEW

We are a leading global producer of flooring products and ceiling systems for use primarily in the construction and renovation of residential, commercial and institutional buildings. Through our United States (“U.S.”) operations and U.S. and international subsidiaries, we design, manufacture and sell flooring products (primarily resilient and wood) and ceiling systems (primarily mineral fiber, fiberglass and metal) around the world. We also design, manufacture and sell kitchen and bathroom cabinets in the U.S. As of March 31, 2007 we operated 42 manufacturing plants (including three plants related to discontinued operations) in 12 countries, including 25 plants located throughout the United States. Through WAVE, our joint venture with Worthington Industries, Inc., we also have an interest in 7 additional plants in 5 countries that produce suspension system (grid) products for our ceiling systems. We also have an interest in a plant from our 50% interest in Kunshan Holdings Limited.

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

On December 6, 2000, AWI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to use the court-supervised reorganization process to achieve a resolution of its asbestos liability. Also filing under Chapter 11 were two of AWI’s wholly-owned subsidiaries, Nitram Liquidators, Inc. and Desseaux Corporation of North America, Inc. The Chapter 11 cases are being jointly administered under case number 00-4471 (the “Chapter 11 Case”). Through October 1, 2006, AWI operated its business and managed its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. On October 2, 2006, when all conditions precedent were met, AWI’s court-approved Plan of Reorganization became effective, and AWI emerged from Chapter 11. AWI’s two wholly-owned subsidiaries that commenced Chapter 11 proceedings at the same time as AWI remain in Chapter 11. See Note 2 to the Condensed Consolidated Financial Statements for information on the Chapter 11 Case and Note 14 to the Condensed Consolidated Financial Statements for information on asbestos litigation.

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

Wood Flooring — produces and sources wood flooring products for use in new residential construction and renovation, with some commercial applications in stores, restaurants and high-end offices. The product offering includes solid wood (predominantly pre-finished), pre-finished engineered wood floors in various wood species and related accessories. Virtually all of our Wood Flooring’s sales are in North America. Our Wood Flooring products are generally sold to independent wholesale flooring distributors and large home centers. Our products are sold under the brand names Bruce®, Hartco®, Robbins®, Timberland®, Armstrong™, HomerWood®, Capella® and T. Morton™.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Financial highlights for the first quarter:

			Change is Favorable
	Three Months Ended March 31,		As Reported	Excluding Effects of Foreign Exchange Rates
	Successor Company 2007	Predecessor Company 2006
Total Consolidated Net Sales	$863.4	$822.2	5.0%	3.1%

Operating Income	$65.5	$47.2	38.8%	38.6%

Net decrease in cash and cash equivalents	$(4.7)	$(110.0)	Favorable	Favorable

In the first quarter of 2007, both sales and operating income grew despite significant weakness in the U.S. residential markets. Growth in our commercial products and in our international businesses combined with improved manufacturing performance to more than offset lower sales of many residential products, particularly within Wood Flooring.

•	Resilient Flooring delivered improved operating performance, and was profitable despite declining sales.

•	Wood Flooring has significant exposure to new residential housing activity. Consequently, the weakness in U.S. housing activity resulted in declines in both sales and operating income.

•	Building Products continued to deliver strong sales and operating income growth, with increases across all geographies.

•	Cabinets also sustained growth in sales and operating income, delivering volume growth despite declines in U.S. housing starts.

In the first quarter of 2007, cash balances benefited from lower investments in working capital compared to the first quarter of 2006, and from a special distribution from WAVE of $50 million.

Factors Affecting Revenues

Markets. We compete in building material markets around the world. The majority of our sales are in North America and Europe. During the first quarter of 2007, these markets experienced the following:

•

In the U.S. residential market, housing activity continued its decline with total housing starts falling sharply in the first quarter of 2007 to 1.47 million units (at seasonally adjusted and annualized rates) compared to 2.12 million units in the same period of 2006, a decrease of almost 31%. Additionally, sales of existing homes declined 6.6% year-over-year from 6.87 million homes in the first quarter 2006 to 6.41 million homes in 2007. Given the typical lag between starts and completions, and following relatively stable completions activity through 2006, total U.S. housing completions have begun falling in the first quarter, declining 18.8% to 1.70 million units completed in the first quarter compared to 2.10 million units in the same period of 2006.

U.S. retail sales through building materials, garden equipment and supply stores (an indicator of home renovation activity) fell 4.5% in the first quarter of 2007 compared to sales in the first quarter of 2006, according to figures from the U.S. Census Bureau. This reflects the overall weakness in housing sales activity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

•

The North American commercial market for new construction remained strong across most segments in the first quarter of 2007 in dollar terms, driven by price gains amid construction material inflation. Construction completions (in dollar terms) in the office, healthcare, retail and education segments increased between 7.2% (education) and 28.3% (office) compared to the first quarter of 2006. Industry statistics indicate that commercial starts for new construction will trend lower in 2007, with modest growth in office and education and declines in retail and healthcare. Office vacancy rates in the first quarter are up slightly from the four year low established in the fourth quarter of 2006 and are expected to stabilize around current levels. The North American construction market for commercial renovations, a significant portion of the market for our products, is more sensitive to short term economic conditions and appears flat to down in the first quarter with expectations of improvement throughout the year, in line with GDP forecasts.

•	Markets in Western European countries generally improved to modest growth, while Eastern European markets continued to grow.

•	Growth continued across most Pacific Rim markets.

Quality and Customer Service Issues. Our quality and customer service are critical components of our total value proposition. In the first quarter of 2007, we experienced no significant quality or customer service issues.

Pricing Initiatives. We periodically modify prices in response to changes in costs for raw materials and energy, and to market conditions and the competitive environment. The net impact of these pricing initiatives improved sales in the first three months of 2007 compared to the first three months of 2006. The most significant pricing actions were:

•	Resilient Flooring announced price increases on selected products in April 2007 in response to inflationary cost pressures.

•	Wood Flooring had no significant pricing actions in the first quarter of 2007.

•	Building Products implemented price increases in Europe in the first quarter of 2007 and announced price increases in North America in April 2007 in response to inflationary cost pressures.

•	Cabinets implemented a February 2007 price increase.

In certain cases, price increases realized are less than the announced price increases because of our response to competitive actions and changing market conditions.

We estimate that various pricing actions provided a net increase to our total consolidated net sales in the first quarter of 2007 compared to the first quarter of 2006 of approximately $15 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Factors Affecting Operating Costs

Operating Expenses. Our operating expenses consist of direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, costs to purchase sourced products and selling, general and administrative (“SG&A”) expenses.

Our largest individual raw material expenditures are for lumber and veneers, PVC resins and plasticizers. Natural gas is also a significant input cost. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results.

In the first quarter of 2007 the net impact of input costs was modestly inflationary.

Cost Reduction Initiatives. During 2004, we implemented several significant manufacturing and organizational programs to improve our cost structure and enhance our competitive position. We did not initiate any additional manufacturing or organizational programs in 2005 but did incur costs in subsequent years related to previously announced cost reduction initiatives. The major 2004 programs were:

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

We incurred $0.1 million of restructuring charges in the Building Products segment in the first three months of 2007 related to the plant closure in The Netherlands.

We incurred the following expenses in the first three months of 2006 to implement these cost reduction initiatives:

	Cost of Goods Sold	SG&A Expense	Restructuring Charges	Total Expenses
Resilient Flooring	$5.9	$1.0	$2.3	$9.2
Wood Flooring	—	—	—	—
Building Products	—	—	0.4	0.4

Total Consolidated	$5.9	$1.0	$2.7	$9.6

Cost of goods sold includes $0.2 million of accelerated depreciation and $5.7 million of other related costs.

See Note 9 to the Condensed Consolidated Financial Statements for more information on restructuring charges.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

On-going Cost Reduction. We expect to incur additional expenses of approximately $0.7 million in 2007 and 2008 to implement these cost reduction initiatives. In addition to significant cost reduction programs we have an ongoing focus on continuously improving our cost structure.

As a result of these cost reduction initiatives and our on-going improvement efforts, we have realized significant reductions in our manufacturing conversion costs.

Factors Affecting Cash Flow

Historically, excluding the cash demands for asbestos-related claims in 2000 and prior years and the effects of our emergence from Chapter 11 in 2006, we generated cash in our operating activities. The amount of cash generated in a period is dependent on a number of factors, including the amount of operating profit generated and the amount of working capital (such as inventory, receivables and payables) required to operate our businesses. We typically invest in property, plant & equipment and computer software (“PP&E”).

During the first three months of 2007, our cash and cash equivalents decreased by $4.7 million. This compared to a decrease of $110.0 million for the first three months of 2006. The favorable change was due to less cash used for operating activities, primarily for working capital, and a special distribution from WAVE. See Financial Condition and Liquidity for further discussion.

Employee Relations

As of March 31, 2007, we had approximately 14,100 full-time and part-time employees worldwide, compared to approximately 14,500 employees as of December 31, 2006. The decline reflects headcount reductions as part of ongoing cost reduction efforts, primarily in the wood flooring segment. As of the date of this filing, no employees are working under expired contracts. Of our 14,100 employees, approximately 1,000 are associated with the principal operating companies of our European Textiles and Sports Flooring business segment which was sold in April 2007.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

RESULTS OF OPERATIONS

Unless otherwise indicated, net sales in these results of operations are reported based upon the location where the sale was made. Certain prior year amounts have been reclassified to conform to the current year presentation. Please refer to Note 3 to the Condensed Consolidated Financial Statements for a reconciliation of operating income to consolidated earnings from continuing operations before income taxes.

2007 COMPARED TO 2006 CONSOLIDATED RESULTS

	Successor Company	Predecessor Company	Change is Favorable
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Net Sales:
Americas	$645.1	$644.3	0.1%	0.2%
Europe	184.3	150.2	22.7%	11.5%
Pacific Rim	34.0	27.7	22.7%	19.3%

Total Consolidated Net Sales	$863.4	$822.2	5.0%	3.1%

Operating Income	$65.5	$47.2	38.8%	38.6%

(1)	Excludes favorable foreign exchange effect in translation of $15.4 million on net sales.

Consolidated net sales excluding the translation effect of changes in foreign exchange rates grew 3% with positive contributions from both price and product mix, and flat volume.

Net sales in the Americas were flat as growth in the Building Products and Cabinets segments offset volume declines in Resilient and Wood Flooring.

Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets grew by $19 million, with volume growth and modest price realization in both Building Products and Resilient Flooring.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim increased $5.5 million on volume and product mix improvement.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Operating expenses in 2007 were impacted by the effects of having adopted fresh-start reporting, as a result of AWI emerging from Chapter 11. Net sales were not impacted by fresh-start reporting. In addition, 2007 and 2006 operating expenses were impacted by several other significant items. The fresh-start and other significant items, which impacted cost of goods sold (“COGS”), selling, general and administrative expenses (“SG&A”), restructuring charges and equity earnings, include:

Increase / (Reduction) in Expenses, reported in $ millions
Item	Where Reported	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Fresh-Start(1):
Change in depreciation and amortization	COGS	$(1.0)	—
Change in costs for benefit plans	COGS	(5.0)	—
Impact on hedging-related activity	COGS	(2.2)	—
Change in depreciation and amortization	SG&A	3.0	—
Change in costs for benefit plans	SG&A	(2.8)	—
Expenses from WAVE step-up	Equity Earnings	1.7	—

Other Significant Items:
Cost reduction initiatives expenses(2)	COGS	—	5.9
Patent infringement settlement	SG&A	—	(8.6)
Cost reduction initiatives expenses(2)	SG&A	—	1.0
Chapter 11 related post-emergence expenses	SG&A	2.4	—
Cost reduction initiatives expenses(2)	Restructuring	0.1	2.7

(1)	See Note 3 to the Consolidated Financial Statements in our 2006 Form 10-K for more information on fresh-start reporting.
(2)	See “Factors Affecting Operating Costs” for a discussion on the cost reduction expenses.

Cost of goods sold in 2007 was 76.6% of net sales, compared to 79.6% in 2006. This reduction was the result of benefits from higher selling prices, primarily in Building Products, and better manufacturing performance across most segments. These factors more than offset raw material inflation in Building Products and Wood Flooring. In addition, cost of goods sold in 2007 and 2006 were impacted by the items detailed in the above table.

SG&A expenses in 2007 were $147.1 million, or 17.0% of net sales, compared to $129.7 million, or 15.8% of net sales, in 2006. Resilient Flooring reduced spending, Wood Flooring held spending at 2006 levels despite increased advertising expense, while Building Products and Cabinets grew at less than the rate of growth in sales. In addition, both 2007 and 2006 SG&A expenses were impacted by the items detailed in the above table.

Equity earnings, primarily from our WAVE joint venture, were $10.6 million in 2007, as compared to $12.0 million in 2006. 2007 results include expenses related to the adoption of fresh-start reporting detailed in the above table. See Note 7 for further information.

We recorded operating income of $65.5 million in 2007, compared to operating income of $47.2 million in 2006.

Interest expense was $16.5 million in 2007, compared to $1.8 million in 2006. 2007 interest expense was impacted by debt incurred as part of emerging from Chapter 11. In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt while in Chapter 11. This unrecorded interest

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

expense was $19.1 million in the first quarter of 2006 and reflects the amount of interest expense we would have incurred under the original maturities of prepetition debt.

In the first quarter of 2007, income tax expense of $20.8 million compared to $18.3 million in 2006. The effective tax rate for the first quarter was 40.4% in 2007 based on pre-tax income of $51.5 million and 39.8% in 2006 based on pre-tax income of $46.0 million. The 2007 effective tax rate for the first quarter is higher than the comparable 2006 period primarily due to higher state income taxes and taxes on unremitted foreign earnings, partially offset by lower unbenefitted foreign losses and nondeductible bankruptcy reorganization fees.

Net earnings of $26.0 million for 2007 compared to net earnings of $28.0 million in 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

REPORTABLE SEGMENT RESULTS

Resilient Flooring

	Successor Company	Predecessor Company	Change is Favorable/(Unfavorable)
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Net Sales:
Americas	$197.1	$213.6	(7.7)%	(7.6)%
Europe	78.0	68.4	14.0%	3.3%
Pacific Rim	15.5	12.2	27.0%	23.0%

Total Consolidated Net Sales	$290.6	$294.2	(1.2)%	(3.6)%

Operating Income (Loss)	$10.8	$(3.9)	Favorable	Favorable

(1)	Excludes favorable foreign exchange effect in translation of $7.2 million on net sales and an unfavorable impact of $0.5 million on operating income.

Net sales in the Americas declined $16.5 million on volume declines in vinyl products and lower selling prices for laminate, partially offset by growth in laminate volume.

Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets grew $2.5 million on increased volume.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim increased $2.9 million on higher volume and improved product mix.

Operating income improved despite the decline in sales as benefits from manufacturing productivity and reduced SG&A expenses offset lower sales. In addition, both 2007 and 2006 operating profit were impacted by previously described items as detailed in the following table.

Increase / (Reduction) in Expenses, reported in $ millions
Item	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Fresh-Start (1)
Change in depreciation and amortization	$(0.5)	—
Change in costs for benefit plans	(1.4)	—
Impact on hedging-related activity	(0.5)	—

Other Significant Items:
Cost reduction initiative expenses (2)	—	$9.2

(1)	See Note 3 to the Consolidated Financial Statements in our 2006 Form 10-K for more information on fresh-start reporting.
(2)	See “Factors Affecting Operating Costs” for a discussion on the cost reduction expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Wood Flooring

	Successor Company	Predecessor Company	Change is (Unfavorable)
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Total Segment Net Sales(1)	$199.2	$205.2	(2.9)%

Operating Income	$8.4	$11.5	(27.0)%

(1)	Virtually all Wood Flooring products are sold in the Americas, primarily in the U.S.

Net sales decreased by $6.0 as volume declines from the residential housing market slowdown more than offset the benefit from previously announced 2006 acquisitions.

Operating income decreased by $3.1 million primarily due to the decline in sales volume, a weaker mix of products sold and raw material inflation. In addition, 2007 operating profit was impacted by previously described items as detailed in the following table.

Increase / (Reduction) in Expenses, reported in $ millions
Item	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Fresh-Start: (1)
Change in depreciation and amortization	$(3.4)	—

(1)	See Note 3 to the Consolidated Financial Statements in our 2006 Form 10-K for more information on fresh-start reporting.

Building Products

	Successor Company	Predecessor Company	Change is Favorable
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Net Sales:
Americas	$189.1	$170.6	10.8%	10.9%
Europe	106.3	81.8	30.0%	18.4%
Pacific Rim	18.5	15.5	19.4%	16.4%

Total Consolidated Net Sales	$313.9	$267.9	17.2%	13.6%

Operating Income	$53.7	$40.0	34.3%	32.8%

(1)	Excludes favorable foreign exchange effect in translation of $8.3 million on net sales and $0.4 million on operating income.

Net sales in the Americas increased $18.5 million despite a slight decline in unit volume. The improved sales income was driven by price increases put in place to offset inflationary pressure combined with improved product mix.

Excluding the translation effect of changes in foreign exchange rates, net sales in Europe grew by $16.5 million. The sales improvement was primarily due to volume growth and improved pricing for mineral fiber ceilings across both Western Europe and the Emerging Markets. Increased sales of metal ceilings also contributed to the growth.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim grew $2.6 million on strong sales in Australia and India.

Operating income increased by $13.7 million on improved price realization, international volume growth, better product mix and improved manufacturing productivity. These benefits were only partially offset by inflation in raw materials and by increased investment in SG&A to support the sales growth. In addition, 2007 and 2006 operating profit were impacted by previously described items as detailed in the following table.

Increase / (Reduction) in Expenses, reported in $ millions
Item	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Fresh-Start: (1)
Change in depreciation and amortization	$5.3	—
Change in costs for benefit plans	(1.6)	—
Impact on hedging-related activity	(1.7)	—
Expenses from WAVE step-up	1.7	—

Other Significant Items:
Cost reduction initiatives expenses (2)	0.1	$0.4

(1)	See Note 3 to the Consolidated Financial Statements in our 2006 Form 10-K for more information on fresh-start reporting.
(2)	See “Factors Affecting Operating Costs” for a discussion on the cost reduction expenses.

Cabinets

	Successor Company	Predecessor Company	Change is Favorable
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Total Segment Net Sales(1)	$59.7	$54.9	8.7%

Operating Income	$0.9	$0.2	Favorable

(1)	All Cabinets products are sold in the Americas, primarily in the U.S.

Net sales grew nearly $5 million primarily on volume growth.

Operating income increased by $0.7, driven by the sales growth, partially offset by increased investment in SG&A to support the sales growth.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Unallocated Corporate

Unallocated corporate expense of $8.3 million in the first quarter increased from $0.6 million in the prior year primarily due to the items detailed in the following table and a lower U.S. pension credit driven by unfavorable demographic changes.

Increase / (Reduction) in Expenses, reported in $ millions
Item	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Fresh-Start: (1)
Change in costs for benefit plans	$(4.9)	—

Other Significant Items:
Patent infringement settlement	—	$(8.6)
Chapter 11 related post-emergence expenses	2.4	—

(1)	See Note 3 to the Consolidated Financial Statements in our 2006 Form 10-K for more information on fresh-start reporting.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

As shown on the Condensed Consolidated Statements of Cash Flows, our cash and cash equivalents balance, including discontinued operations, decreased by $4.7 million in the first three months of 2007, compared to a $110.0 million decrease in the first three months of 2006.

Operating activities in the first quarter of 2007 used $43.0 million of net cash, compared to $89.8 million used in the same period of 2006. The $46.8 million lower use of cash was primarily due to less growth in accounts receivable and inventories in the first quarter of 2007 compared to the corresponding quarter in 2006.

Net cash provided for investing activities was $30.5 million for the first quarter of 2007, compared to net cash used of $20.9 million in 2006. The change was primarily due to a special distribution from WAVE.

Net cash provided by our financing activities was $6.9 million in the first quarter of 2007, compared to $0.2 million in 2006. The change was primarily due to increases in short-term borrowings in Europe of $6.9 million.

Balance Sheet and Liquidity

Changes in significant balance sheet accounts and groups of accounts from December 31, 2006 to March 31, 2007 are as follows:

	Successor Company		Increase
	March 31, 2007	December 31, 2006
Cash and cash equivalents	$253.1	$252.5	$0.6

Current assets, excluding cash and cash equivalents	1,185.1	1,118.9	66.2

Total current assets	$1,438.2	$1,371.4	$66.8

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Cash and cash equivalents from continuing operations increased $0.6 million in the quarter. The increase in current assets, excluding cash and cash equivalents, was primarily due to an increase in accounts receivables due to higher sales in March 2007 compared to December 2006 for all reportable segments.

	Successor Company		(Decrease)
	March 31, 2007	December 31, 2006
Property, plant and equipment, net	$955.1	$966.2	$(11.1)

The change was primarily due to depreciation of $29.9 million partially offset by capital expenditures of $19.9 million.

Liquidity

Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal needs, if required. On October 2, 2006, Armstrong executed a $1.1 billion senior credit facility arranged by Banc of America Securities LLC, J.P. Morgan Securities, Inc., and Barclays Capital. This facility is made up of a $300 million revolving credit facility (with a $150 million sublimit for letters of credit), a $300 million Term Loan A, and a $500 million Term Loan B. There were no outstanding borrowings under the revolving credit facility, but $35.4 million in letters of credit were outstanding as of March 31, 2007 and, as a result, availability under the revolving credit facility was $264.6 million.

On April 20, 2007 we voluntarily prepaid $100 million of the $500 million Term Loan B. The $100 million was classified in the March 31, 2007 Condensed Consolidated Balance Sheet as part of “Current installments of long-term debt.”

Our foreign subsidiaries had available lines of credit totaling $59.1 million, of which $17.9 million was used as of March 31, 2007, leaving $41.2 million of unused lines of credit available for foreign borrowings. However, these lines of credit are uncommitted, and poor operating results or credit concerns at the related foreign subsidiaries could result in the lines being withdrawn by the lenders. We have been able to maintain and, as needed, replace credit facilities to support our operations.

We believe that cash on hand and generated from operations, together with lines of credit and the $300 million revolving credit facility, will be adequate to address our foreseeable liquidity needs in the normal course of business operations and for scheduled payments of debt obligations.

New Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115,” which permits companies to measure financial instruments and certain other assets and liabilities at fair value on an instrument by instrument basis. FAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect any material impact from adopting FAS 159.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact of EITF 06-10 on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2006 Form 10-K filing. There have been no significant changes in our financial instruments or market risk exposures from the amounts and descriptions disclosed therein.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 14 of the Condensed Consolidated Financial Statements for a full description of our legal proceedings.

Item 1A.	Risk Factors

See page 3 for our “Risk Factors” discussion. There have been no updates to the risk factors as previously disclosed in Part I, Item 1A of our 2006 Form 10-K.

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
No. 2.1	Armstrong World Industries, Inc.’s Fourth Amended Plan of Reorganization, as amended by modifications through May 23, 2006 is incorporated by reference from the 2005 Annual Report on Form 10-K, wherein it appeared as Exhibit 2.3.

No. 3.1	Amended and Restated Certificate of Incorporation of Armstrong World Industries, Inc. is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 3.1.

No. 3.2	Armstrong World Industries, Inc.’s Bylaws are incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein they appeared as Exhibit 3.2.

No. 4.1	Armstrong World Industries, Inc.’s Retirement Savings and Stock Ownership Plan effective as of October 1, 1996, as amended April 12, 2001 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, wherein it appeared as Exhibit 4. * (SEC File No. 1-2116)

No. 10.1	Directors’ Retirement Income Plan, as amended, is incorporated by reference from the 1996 Annual Report on Form 10-K, wherein it appeared as Exhibit 10(iii)(c). * (SEC File No. 1-2116)

No. 10.2	Management Achievement Plan for Key Executives, as amended August 1, 2005, is incorporated by reference from the Current Report on Form 8-K filed on September 30, 2005, wherein it appeared as Exhibit 10.1.*

No. 10.3	Retirement Benefit Equity Plan (formerly known as the Excess Benefit Plan), as amended January 1, 2000 is incorporated by reference from the 1999 Annual Report on Form 10-K, wherein it appeared as Exhibit 10(iii)(e). * (SEC File No. 1-2116)

No. 10.4	Severance Pay Plan for Salaried Employees, as amended January 1, 2003 and March 15, 2005 is incorporated by reference from the 2004 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.8. *

No. 10.5	Form of Change in Control Agreement with certain officers is incorporated by reference from the 2000 Annual Report on Form 10-K, wherein it appears as Exhibit 10(iii)(k). * (SEC File No. 1-2116)

No. 10.6	Change in Control Agreement and Indemnification Agreement with Michael D. Lockhart, dated August 7, 2000 are incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, wherein they appeared as Exhibits 10(e) and 10(f), respectively. * (SEC File No. 000-50408)

No. 10.7	Form of Indemnification Agreement among Armstrong Holdings, Inc., Armstrong World Industries, Inc. and certain directors and officers is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, wherein it appeared as Exhibit 10(iii)(a). * (SEC File No. 000-50408)

No. 10.8	Form of Indemnification Agreement among Armstrong Holdings, Inc., Armstrong World Industries, Inc. and certain directors is incorporated by reference from the 2003 Annual Report on Form 10-K, wherein it appeared as Exhibit 10(iii)(q). * (SEC File No. 000-50408)

No. 10.9	Form of Indemnification Agreement among Armstrong Holdings, Inc., Armstrong World Industries, Inc. and certain directors is incorporated by reference from the 2001 Annual Report on Form 10-K, wherein it appeared as Exhibit 10(iii)(s). * (SEC File No. 000-50408)

No. 10.10	Bonus Replacement Retirement Plan, dated as of January 1, 1998, as amended, is incorporated by reference from the 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 10(iii)(m). * (SEC File No. 1-2116)

No. 10.11	Employment Agreement with Michael D. Lockhart dated August 7, 2000 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, wherein it appeared as Exhibit 10(a). * (SEC File No. 000-50408)

No. 10.12	Amendment to August 7, 2000 Employment Agreement with Michael D. Lockhart is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, wherein it appeared as Exhibit 10. * (SEC File No. 000-50408)

No. 10.13	Order Authorizing and Approving Retention Program for Key Employees and Approving Assumption of Executory Contracts dated April 18, 2001 is incorporated by reference from the 2001 Annual Report on Form 10-K, wherein it appeared as Exhibit 10(iii)(u).

No. 10.14	Hiring Agreement with F. Nicholas Grasberger III dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K on January 6, 2005, wherein it appeared as Exhibit 10.1. *

No. 10.15	Change in Control Agreement with F. Nicholas Grasberger III dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K on January 6, 2005, wherein it appeared as Exhibit 10.2. *

No. 10.16	Indemnification Agreement with F. Nicholas Grasberger III dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K on January 6, 2005, wherein it appeared as Exhibit 10.3. *

No. 10.17	Form of Long-Term Incentive Plan 2005 award letter regarding executive participation is incorporated by reference from the 2004 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.30. *

No. 10.18	Armstrong World Industries, Inc.’s Nonqualified Deferred Compensation Plan effective January 2005 is incorporated by reference from the 2005 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.29. *

No. 10.19	Schedule of Armstrong World Industries, Inc. Nonemployee Director Compensation is incorporated by reference from the 2006 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.19. *

No. 10.20	Agreement of Purchase and Sale between S-J Realty Management, LLC and Armstrong World Industries, Inc. dated December 5, 2005, is incorporated by reference from the Current Report filed on Form 8-K on January 30, 2006, wherein it appeared as Exhibit 10.1.

No. 10.21	Form of grant letter regarding executive officer participation in Armstrong World Industries, Inc.’s 2006 retention payment program is incorporated by reference from the Current Report filed on Form 8-K on January 30, 2006, wherein it appeared as Exhibit 10.1.*

No. 10.22	Order of the U.S. District Court dated January 26, 2006, and related Armstrong World Industries, Inc.’s Motion for an Order Authorizing and Approving Continued Cash Retention Program for Key Employees, is incorporated by reference from the Current Report filed on Form 8-K/A on February 2, 2006, wherein it appeared as Exhibit 99.1 *

No. 10.23	Form of Long-Term Incentive Plan 2006 award letter regarding executive participation in the 2006 Long-Term Incentive Plan is incorporated by reference from the 2005 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.37. *

No. 10.24	Change in Control Agreement with Donald A. McCunniff dated March 13, 2006 is incorporated by reference from the Current Report filed on Form 8-K on March 14, 2006, wherein it appeared as Exhibit 10.1. *

No. 10.25	Indemnification Agreement with Donald A. McCunniff dated March 13, 2006 is incorporated by reference from the Current Report filed on Form 8-K on March 14, 2006, wherein it appeared as Exhibit 10.2. *

No. 10.26	Credit Agreement, dated as of October 2, 2006, by and among the Company, certain subsidiaries of the Company as guarantors, Bank of America, N.A., as Administrative Agent, the other lenders party thereto, JP Morgan Chase Bank, N.A. and Barclays Bank PLC, as Co-Syndication Agents and LaSalle Bank National Association and the Bank of Nova Scotia, as Co-Documentation Agents, is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.1.

No. 10.27	The Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust Agreement dated as of October 2, 2006, by and among Armstrong World Industries, Inc. and, as trustees, Anne M. Ferazzi, Harry Huge, Paul A. Knuti, Lewis R. Sifford and Thomas M. Tully is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.2.

No. 10.28	Stockholder and Registration Rights Agreement, dated as of October 2, 2006, by and between Armstrong World Industries, Inc. and the Armstrong World Industries, Inc. Asbestos Personal Injury Asbestos Trust is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.3.

No. 10.29	Armstrong World Industries, Inc. 2006 Long-Term Incentive Plan is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.4.*

No. 10.30	Form of Armstrong World Industries, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.5. *

No. 10.31	Form of Armstrong World Industries, Inc. 2006 Long-Term Incentive Plan Restricted Stock Award Agreement is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.6. *

No. 10.32	Form of Armstrong World Industries, Inc. 2006 Long-Term Incentive Plan notice of restricted stock and/or option award is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.7. *

No. 10.33	Form of Indemnification Agreement for certain officers and directors of Armstrong World Industries, Inc. is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.8. The Schedule of Participating Directors and Officers is incorporated by reference from the 2006 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.33. *

No. 10.34	2006 Director Phantom Stock Unit Plan is incorporated by reference from the Current Report on Form 8-K dated October 23, 2006, wherein it appeared as Exhibit 10.1. *

No. 10.35	2006 Director Phantom Stock Unit Agreement is incorporated by reference from the Current Report on Form 8-K dated October 23, 2006, wherein it appeared as Exhibit 10.2. The Schedule of Participating Directors is incorporated by reference from the 2006 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.35. *

No. 10.36	2006 Director Phantom Stock Unit Agreement is incorporated by reference from the Current Report on Form 8-K dated October 23, 2006, wherein it appeared as Exhibit 10.3. The Schedule of Participating Directors is incorporated by reference from the 2006 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.36. *

No. 10.37	Stipulation and Agreement with Respect to Claims of Armstrong Holdings, Inc. and Armstrong Worldwide, Inc.; and Motion for Order Approving Stipulation and Agreement are incorporated by reference from the Current Report on Form 8-K dated February 26, 2007, wherein they appeared as Exhibits 99.2 and 99.3, respectively.

No. 10.38	Share Purchase Agreement dated March 27, 2007, among Armstrong World Industries, Inc., NPM Capital N.V. and Flagstone Beheer B.V. for the sale of Tapijtfabriek H. Desseaux N.V. and its subsidiaries is incorporated by reference from the 2006 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.38.

No. 15	Awareness Letter from Independent Registered Public Accounting Firm.

No. 31.1	Certification of Principal Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 31.2	Certification of Principal Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

No. 32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

*	Management Contract or Compensatory Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Armstrong World Industries, Inc.

By:	/s/ F. Nicholas Grasberger III
F. Nicholas Grasberger III, Senior Vice President and Chief Financial Officer

By:	/s/ John N. Rigas
John N. Rigas, Senior Vice President and General Counsel

By:	/s/ William C. Rodruan
William C. Rodruan, Vice President and Controller (Principal Accounting Officer)

Date: May 2, 2007

EXHIBIT INDEX

No. 15	Awareness Letter from Independent Registered Public Accounting Firm.

No. 31.1	Certification of Principal Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 31.2	Certification of Principal Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

No. 32.2	Certification of Chief Financial Officer required by Rule 13a and18 U.S.C. Section 1350 (furnished herewith).