Form 10-Q
period 2007-06-30
ARMSTRONG WORLD INDUSTRIES INC
filed 2007-08-01
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☒    No  ☐

Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of July 26, 2007 – 56,695,899

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings

(amounts in millions, except per share amounts)

Unaudited

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Net sales	$920.6	$884.1	$1,784.0	$1,706.3
Cost of goods sold	686.6	680.3	1,347.9	1,334.9

Gross profit	234.0	203.8	436.1	371.4
Selling, general and administrative expenses	151.7	129.2	298.8	258.9
Restructuring charges, net	—	7.8	0.1	10.5
Equity (earnings) from joint ventures	(11.9)	(15.3)	(22.5)	(27.3)

Operating income	94.2	82.1	159.7	129.3
Interest expense (unrecorded contractual interest of $0.0, $19.2, $0.0 and $38.3, respectively)	14.3	1.6	30.8	3.4
Other non-operating expense	0.3	0.5	0.8	0.6
Other non-operating (income)	(5.0)	(2.9)	(8.0)	(4.1)
Chapter 11 reorganization costs, net	0.1	6.0	0.1	6.5

Earnings from continuing operations before income taxes	84.5	76.9	136.0	122.9
Income tax expense	31.8	27.3	52.6	45.6

Earnings from continuing operations	52.7	49.6	83.4	77.3
(Loss) from discontinued operations, net of tax of $0.0, $(0.4), $0.3 and $0.2, respectively	(1.1)	(9.4)	(5.8)	(9.1)

Net earnings	$51.6	$40.2	$77.6	$68.2

Earnings per share of common stock, continuing operations:
Basic	$0.94	n/a	$1.49	n/a
Diluted	$0.93	n/a	$1.48	n/a
(Loss) per share of common stock, discontinued operations:
Basic	$(0.02)	n/a	$(0.10)	n/a
Diluted	$(0.02)	n/a	$(0.10)	n/a
Net earnings per share of common stock:
Basic	$0.92	n/a	$1.39	n/a
Diluted	$0.91	n/a	$1.38	n/a
Average number of common shares outstanding:
Basic	55.9	n/a	55.8	n/a
Diluted	56.5	n/a	56.4	n/a

See accompanying notes to condensed consolidated financial statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	Successor Company
	Unaudited June 30, 2007	December 31, 2006

Assets
Current assets:
Cash and cash equivalents	$346.5	$252.5
Accounts and notes receivable, net	386.0	321.9
Inventories, net	519.7	521.7
Assets of discontinued business held for sale	—	121.6
Deferred income taxes	6.8	6.8
Income tax receivable	58.6	81.4
Other current assets	76.0	65.5

Total current assets	1,393.6	1,371.4
Property, plant and equipment, less accumulated depreciation and amortization of $88.3 and $28.8, respectively	950.5	966.2
Prepaid pension costs	611.3	579.8
Investment in affiliates	226.6	294.6
Intangible assets, net	662.6	669.9
Deferred income taxes, noncurrent	201.4	201.4
Other noncurrent assets	84.7	87.4

Total assets	$4,130.7	$4,170.7

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$2.6	$3.8
Current installments of long-term debt	116.1	10.9
Accounts payable and accrued expenses	433.7	443.3
Liabilities of discontinued business held for sale	—	53.3
Income tax payable	2.8	2.9
Deferred income taxes	2.4	2.4

Total current liabilities	557.6	516.6
Liabilities subject to compromise	1.3	1.3
Long-term debt, less current installments	593.3	801.5
Postretirement and postemployment benefit liabilities	370.6	373.7
Pension benefit liabilities	210.4	207.8
Other long-term liabilities	65.9	75.7
Income taxes payable	10.7	10.7
Deferred income taxes	56.4	11.2
Minority interest in subsidiaries	8.0	7.5

Total noncurrent liabilities	1,316.6	1,489.4
Shareholders’ equity:
Common stock, $0.01 par value per share, authorized 200 million shares; issued 56,678,008 shares and 56,091,218 shares, respectively	0.6	0.6
Capital in excess of par value	2,106.0	2,099.8
Retained earnings	79.8	2.2
Accumulated other comprehensive income	70.1	62.1

Total shareholders’ equity	2,256.5	2,164.7

Total liabilities and shareholders’ equity	$4,130.7	$4,170.7

See accompanying notes to condensed consolidated financial statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except per share amounts)

Unaudited

	Successor Company		Predecessor Company
	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
Common stock:
Balance at beginning of year and June 30	$0.6		$51.9

Capital in excess of par value:
Balance at beginning of year	$2,099.8		$172.6
Share-based employee compensation	6.2		—

Balance at June 30	$2,106.0		$172.6

Reduction for ESOP loan guarantee:
Balance at beginning of year and June 30	$—		$(142.2)

Retained earnings (accumulated deficit):
Balance at beginning of year	$2.2		$(910.8)
Net earnings for period	77.6	$77.6	68.2	$68.2

Balance at June 30	$79.8		$(842.6)

Accumulated other comprehensive income, net of income tax:
Balance at beginning of year	$62.1		$37.1
Foreign currency translation adjustments	11.7		12.9
Derivative (loss) gain, net	(3.7)		(8.3)
Minimum pension liability adjustments	—		(0.5)

Total other comprehensive income	8.0	8.0	4.1	4.1

Balance at June 30	$70.1		$41.2

Comprehensive income		$85.6		$72.3

Less treasury stock at cost:
Balance at beginning of year and June 30	$—		$(528.5)

Total shareholders’ equity (deficit)	$2,256.5		$(1,247.6)

See accompanying notes to condensed consolidated financial statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Successor Company	Predecessor Company
	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Cash flows from operating activities:
Net earnings	$77.6	$68.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	67.2	68.5
Fixed asset impairments	—	0.7
Deferred income taxes	45.2	8.5
Stock-based compensation	6.6	—
(Gain) on sale of fixed assets	—	(17.1)
Equity (earnings) from affiliates, net	(22.5)	(27.3)
Chapter 11 reorganization costs, net	0.1	6.5
Chapter 11 reorganization costs payments	(0.1)	(9.0)
Post-emergence Chapter 11 fees	5.7	—
Post-emergence Chapter 11 payments	(7.9)	—
Restructuring charges, net of reversals	0.1	10.5
Restructuring payments	(1.9)	(2.5)
Cash effect of hedging activities	(1.5)	(2.5)
Changes in operating assets and liabilities:
Receivables	(55.2)	(59.7)
Inventories	0.3	(29.8)
Other current assets	(13.1)	0.8
Other noncurrent assets	(27.4)	(17.0)
Accounts payable and accrued expenses	6.0	1.7
Income taxes payable/receivable, net	21.0	4.3
Other long-term liabilities	(15.0)	(4.9)
Cash distributed under the POR	(13.9)	—
Other, net	1.8	1.1

Net cash provided by operating activities	73.1	1.0

Cash flow from investing activities:
Purchases of property, plant and equipment and computer software	(39.4)	(49.3)
Purchase of minority interest	—	(1.5)
Divestitures (acquisitions)	53.4	(60.5)
Distributions from equity affiliates	90.5	12.0
Investment in affiliates	—	(4.3)
Proceeds from the sale of assets	2.2	37.8

Net cash provided by (used for) investing activities	106.7	(65.8)

Cash flows from financing activities:
(Decrease) increase in short-term debt, net	(1.2)	5.3
Payments of long-term debt	(103.0)	(12.6)
Other, net	—	0.6

Net cash (used for) financing activities	(104.2)	(6.7)

Effect of exchange rate changes on cash and cash equivalents	7.1	4.3

Net increase (decrease) in cash and cash equivalents	82.7	(67.2)
Cash and cash equivalents at beginning of year	263.8	602.2

Cash and cash equivalents at end of period	$346.5	$535.0

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

These condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The statements include management estimates and judgments, where appropriate. Management utilizes estimates to record many items including asset values, allowances for bad debts, inventory obsolescence and lower of cost or market charges, warranty, workers’ compensation, general liability and environmental claims. When preparing an estimate, management determines the amount based upon the consideration of relevant information. Management may confer with outside parties, including outside counsel. Actual results may differ from these estimates.

Certain amounts in the prior year’s Consolidated Statement of Earnings and related notes have been recast to conform to the 2007 presentation, including the reclassification of our former textiles and sports flooring business to discontinued operations.

Operating results for the second quarter and first six months of 2007 and the corresponding periods of 2006 included in this report are unaudited. However, these condensed consolidated financial statements have been reviewed by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) for a limited review of interim financial information.

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

Disputed Claims

Several claims remain open in AWI’s Chapter 11 Case. These disputed claims total approximately $10 million. If and to the extent any of these claims are allowed as general unsecured claims in AWI’s Chapter 11 Case, the claim holders would recover on their claim on the same basis as have other general unsecured creditors of AWI under the POR. Resolution of these claims affects the amount ultimately distributed to each unsecured creditor but will not impact the results of operations of reorganized Armstrong.

Accounting Impact

AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance was implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate pre-Filing liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities subject to compromise at June 30, 2007 and December 31, 2006 totaled $1.3 million. These remaining liabilities subject to compromise relate to Nitram Liquidators, Inc. and Desseaux Corporation of North America, Inc., which are wholly owned subsidiaries of AWI and which remain under Chapter 11 protection.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities through June 30, 2007 and 2006:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Professional fees	$0.1	$10.7	$0.1	$15.9
Interest (income), post-Filing	—	(4.7)	—	(9.4)

Total Chapter 11 reorganization costs, net	$0.1	$6.0	$0.1	$6.5

Professional fees represent legal and financial advisory fees and expenses that were incurred directly as a result of the Filing.

Interest income was earned from short-term investments subsequent to the Filing.

AWI incurred $3.3 million and $5.7 million of expenses during the second quarter and first six months of 2007, respectively, for Chapter 11 related post-emergence activities. Pursuant to SOP 90-7, these expenses were reported as selling, general and administrative (SG&A) expenses.

NOTE 3. SEGMENT RESULTS

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor Company 2007	Predecessor Company 2006	Successor Company 2007	Predecessor Company 2006
Net sales to external customers
Resilient Flooring	$322.9	$315.4	$613.5	$609.6
Wood Flooring	211.7	222.6	410.9	427.8
Building Products	322.1	287.4	636.0	555.3
Cabinets	63.9	58.7	123.6	113.6

Total sales to external customers	$920.6	$884.1	$1,784.0	$1,706.3

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor Company 2007	Predecessor Company 2006	Successor Company 2007	Predecessor Company 2006
Segment operating income (loss)
Resilient Flooring	$20.9	$17.7	$31.7	$13.7
Wood Flooring	21.7	18.2	30.1	29.7
Building Products	58.8	53.2	112.5	93.2
Cabinets	4.4	2.1	5.3	2.3
Unallocated Corporate (expense)	(11.6)	(9.1)	(19.9)	(9.6)

Total consolidated operating income	$94.2	$82.1	$159.7	$129.3

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor Company 2007	Predecessor Company 2006	Successor Company 2007	Predecessor Company 2006
Total consolidated operating income	$94.2	$82.1	$159.7	$129.3
Interest expense	14.3	1.6	30.8	3.4
Other non-operating expense	0.3	0.5	0.8	0.6
Other non-operating (income)	(5.0)	(2.9)	(8.0)	(4.1)
Chapter 11 reorganization costs, net	0.1	6.0	0.1	6.5

Earnings from continuing operations before income taxes	$84.5	$76.9	$136.0	$122.9

	Successor Company
	June 30, 2007	December 31, 2006

Segment assets
Resilient Flooring	$733.1	$690.1
Wood Flooring	482.0	498.9
Building Products	1,107.0	1,159.8
Cabinets	86.1	81.8

Total segment assets	2,408.2	2,430.6
Assets not assigned to segments	1,722.5	1,740.1

Total consolidated assets	$4,130.7	$4,170.7

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

NOTE 5. DISCONTINUED OPERATIONS

On March 27, 2007 we entered into an agreement to sell Tapijtfabriek H. Desseaux N.V. and its subsidiaries - the principal operating companies in our European Textile and Sports Flooring business. These companies were first classified as discontinued operations at October 2, 2006 when they met the criteria of Financial Accounting Standards Board (“FASB”) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). The sale transaction was completed in April 2007 with proceeds of $53.4 million. Certain post completion adjustments are currently being negotiated, as we do not agree with the amounts that have been proposed by the buyer. We expect to complete the negotiations and finalize these adjustments in the third quarter of 2007. We have recorded a receivable related to our estimated outcome of these adjustments that is classified in the June 30, 2007 Condensed Consolidated Balance Sheet as part of “Other current assets.”

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

Net sales, pre-tax loss and net loss from discontinued operations, as well as net assets of Tapijtfabriek H. Desseaux N.V. and its subsidiaries are as follows:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006
Net sales	$—	$61.4	$59.8	$115.8

Pre-tax (loss) from discontinued operations	$—	$(9.8)	$(1.4)	$(8.9)
(Loss) on expected disposal of discontinued operations	(1.1)	—	(4.1)	—
Income tax benefit (expense)	—	0.4	(0.3)	(0.2)

Net (loss) from discontinued operations	$(1.1)	$(9.4)	$(5.8)	$(9.1)

	Successor Company
	June 30, 2007	December 31, 2006
Current assets	$—	$119.8
Property, plant and equipment	—	1.6
Non-current assets	—	0.2

Assets of discontinued business held for sale	$—	$121.6
Current liabilities	—	(47.9)
Non-current liabilities	—	(5.4)

Liabilities of discontinued business held for sale	$—	$(53.3)

Net assets	$—	$68.3

NOTE 6. INVENTORIES

	Successor Company
	June 30, 2007	December 31, 2006
Finished goods	$333.1	$330.0
Goods in process	37.8	37.0
Raw materials and supplies	159.3	163.2
Less LIFO and other reserves	(10.5)	(8.5)

Total inventories, net	$519.7	$521.7

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 7. EQUITY INVESTMENTS

Investments in affiliates of $226.6 million at June 30, 2007 reflected the equity interest in our 50% investment in our WAVE joint venture and our 50% investment in Kunshan Holdings Limited. Both joint ventures are accounted for under the equity method of accounting. The balance decreased $68.0 million from December 31, 2006 primarily due to special distributions from WAVE, partially offset by our equity interest in WAVE’s earnings. Condensed income statement data for WAVE is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$97.4	$98.5	$190.5	$177.5
Gross profit	35.2	36.3	66.9	65.3
Net earnings	27.5	30.7	52.5	54.7

Our recorded investment in WAVE is higher than our 50% share of the net assets reported in WAVE’s consolidated financial statements. These differences are due to our adoption of fresh-start reporting upon emerging from Chapter 11, while WAVE’s consolidated financial statements do not reflect fresh-start reporting. See Note 11 “Equity Investments” in the 2006 Form 10-K for more information.

NOTE 8. INTANGIBLE ASSETS

The following table details amounts related to our intangible assets as of June 30, 2007 and December 31, 2006.

		Successor Company
		June 30, 2007		December 31, 2006
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	20 years	$165.1	$6.2	$165.1	$2.1
Developed technology	15 years	77.9	3.9	77.9	1.2
Other	Various	10.3	1.1	10.1	0.4

Total		$253.3	$11.2	$253.1	$3.7

Non-amortizing intangible assets
Trademarks and brand names	Indefinite	420.5		420.5

Total intangible assets		$673.8		$673.6

Aggregate Amortization Expense
Successor Company
For the six months ended June 30, 2007		$7.5
Predecessor Company
For the six months ended June 30, 2006		$0.4

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 9. RESTRUCTURING AND OTHER ACTIONS

Net restructuring charges are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
Action Title	Successor Company 2007	Predecessor Company 2006	Successor Company 2007	Predecessor Company 2006	Segment
Lancaster Plant	—	$7.7	—	$10.0	Resilient Flooring
Hoogezand	$0.1	0.1	$0.2	0.5	Building Products
Other initiatives	(0.1)	—	(0.1)	—	Various

Total net charge	$—	$7.8	$0.1	$10.5

Lancaster Plant: These charges related to the fourth quarter 2004 decision to cease commercial flooring production at Lancaster in 2006. Commercial flooring production requirements are being serviced in part by our other facilities around the world. We recorded no costs in the first six months of 2007 related to this initiative, but recorded the following costs in 2006:

	Predecessor Company	Predecessor Company
	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Non-cash restructuring charges	$6.6	$8.8
Severance and related costs	1.1	1.2

Total restructuring charges	$7.7	$10.0
Accelerated depreciation	$0.1	$0.3
Other related costs	2.0	7.7

Total cost of goods sold	$2.1	$8.0
(Gain) on sale of warehouse	$(14.3)	$(14.3)
Other related costs	0.2	1.2

Total SG&A	$(14.1)	$(13.1)

We have incurred project-to-date restructuring charges of $27.4 million related primarily to severance and pension related costs. We do not expect to incur any additional restructuring or other charges related to this initiative in the future.

Hoogezand: These charges are related to the first quarter 2004 decision to close the manufacturing facility and comprise severance and related costs. The plant was closed in the first quarter of 2005. The production was transferred to the Münster, Germany plant. This reduced employment by approximately 72 positions. To date, we have incurred restructuring charges of $17.9 million, and expect to incur an additional $0.6 million of restructuring charges in 2007 and 2008. Additionally, we recorded $0.1 million of other related costs in cost of goods sold in the first six months of 2006.

Other initiatives: In the second quarter of 2007, we recorded reductions to the reserves for several initiatives which totaled $0.1 million.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

The following table summarizes activity in the restructuring accruals for the first six months of 2007 and 2006. Net Charges in the table do not agree with the income statement due to non-cash charges for enhanced retirement benefits that did not affect the restructuring accrual amounts.

	Beginning Balance, January 1	Cash Payments	Net Charges	Other	Ending Balance, June 30
Successor Company 2007	$7.0	$(1.9)	$0.1	$0.1	$5.3
Predecessor Company 2006	8.2	(2.4)	1.7	0.2	7.7

The Predecessor Company balances included $1.3 million reported in liabilities subject to compromise. This amount was discharged upon emergence from Chapter 11.

Substantially all of the remaining balance of the restructuring accrual as of June 30, 2007 relates to a noncancelable U.K. operating lease, which extends through 2017, and severance for terminated employees, the majority of which will be paid in 2007.

NOTE 10. INCOME TAX EXPENSE

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor Company 2007	Predecessor Company 2006	Successor Company 2007	Predecessor Company 2006
Earnings from continuing operations before income taxes	$84.5	$76.9	$136.0	$122.9
Income tax expense	31.8	27.3	52.6	45.6
Effective tax rate	37.6%	35.5%	38.7%	37.1%

The effective tax rate for the second quarter and first six months of 2007 were higher than the comparable 2006 periods primarily due to state income taxes, taxes on unremitted foreign earnings, nondeductible costs associated with the review of strategic alternatives, and tax reserve needs, partially offset by lower nondeductible bankruptcy reorganization fees and the benefit from a state legislative tax change.

During 2007, the company does not expect to record any material changes to unrecognized tax benefits that were claimed on tax returns as of December 31, 2006, except for certain statute expirations that may result in recognition during 2007 of $1.9 million related to certain state-related expenses. In addition, during 2007 the company expects to claim approximately $0.6 million of expenses on certain state tax filings for which no tax benefit will be recognized.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 11. PENSIONS

Following are the components of net periodic benefit costs (credits):

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor Company 2007	Predecessor Company 2006	Successor Company 2007	Predecessor Company 2006
U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$4.2	$4.6	$8.4	$9.1
Interest cost on projected benefit obligation	24.1	23.1	48.2	46.3
Expected (return) on plan assets	(42.4)	(40.5)	(84.7)	(81.0)
Amortization of prior service cost	—	2.2	—	4.4
Recognized net actuarial loss	—	0.5	—	0.9

Net periodic pension (credit)	$(14.1)	$(10.1)	$(28.1)	$(20.3)

Retiree Health and Life Insurance Benefits
Service cost of benefits earned	$0.5	$0.6	$0.9	$1.2
Interest cost on projected benefit obligation	4.7	4.9	9.5	9.9
Amortization of prior service (benefit)	—	(1.6)	—	(3.2)
Recognized net actuarial (gain) loss	(0.2)	3.1	(0.4)	6.2

Net periodic postretirement benefit cost	$5.0	$7.0	$10.0	$14.1

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor Company 2007	Predecessor Company 2006	Successor Company 2007	Predecessor Company 2006
Non-U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$1.6	$1.6	$3.3	$3.3
Interest cost on projected benefit obligation	4.8	4.1	9.4	8.1
Expected (return) on plan assets	(3.8)	(2.8)	(7.5)	(5.6)
Amortization of transition obligation	—	(0.1)	—	(0.1)
Amortization of prior service cost	—	0.2	—	0.3
Recognized net actuarial loss	—	0.7	—	1.3

Net periodic pension cost	$2.6	$3.7	$5.2	$7.3

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 12. PRODUCT WARRANTIES

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. Generally, the terms of these warranties range up to 25 years and provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for the accrual of product warranties for the first six months of 2007 and 2006:

	Successor Company 2007	Predecessor Company 2006
Balance at January 1	$21.2	$21.1
Reductions for payments	(12.5)	(15.3)
Current year warranty accruals	13.7	19.9
Preexisting warranty accrual changes	(0.8)	(0.1)
Acquisitions	—	0.7
Discontinued operations	—	(5.1)
Effects of foreign exchange translation	0.1	0.1

Balance at June 30	$21.7	$21.3

The warranty reserve is recorded as a reduction of sales and accounts receivable. The Successor Company balance excludes amounts related to discontinued operations.

NOTE 13. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	Successor Company 2007	Predecessor Company 2006
Interest paid	$28.3	$0.6
Income taxes (refunded) paid, net	$(13.3)	$33.0

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

As part of the POR, in accordance with an injunction issued under Section 524(g) of the Bankruptcy Code and entered in connection with the POR, various entities are protected from present and future asbestos-related personal injury claims. These entities include, among others, reorganized Armstrong, AHI, AWI’s subsidiaries and other affiliates (as defined in the POR), and their respective officers and directors. Now that it has emerged from Chapter 11, AWI does not have any responsibility for these claims (including claims against AWI based solely on its ownership of a subsidiary or other affiliate), nor does it participate in their resolution. Accordingly, AWI has no recorded liability for asbestos-related personal injury claims as of June 30, 2007 and December 31, 2006.

On October 2, 2006, pursuant to the POR becoming effective, AWI transferred to the Asbestos PI Trust rights arising under liability insurance policies issued to AWI with respect to asbestos-related personal injury claims. As of October 2, 2006, resolution of asbestos-related personal injury insurance matters is the responsibility of the Asbestos PI Trust. As part of accounting for emergence, AWI reflected the transfer of these rights to the Asbestos PI Trust. Therefore, there is no recorded insurance asset in respect of asbestos claims as of June 30, 2007 and December 31, 2006.

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

Specific Events

Upon emergence, AWI resolved its environmental liabilities at 44 sites through its Chapter 11 Case. The liabilities at 38 sites were resolved through the global environmental settlement (“Global Settlement”) with the Department of Justice (“DOJ”) and the EPA with respect to CERCLA liability. The Global Settlement, which was approved by the Bankruptcy Court in October 2005 and further amended in July 2007, provided EPA an approved proof of claim in the amount of $9.2 million, which included $7.8 million with respect to the Peterson Puritan site. At one CERCLA site, however, AWI will continue to participate in the cleanup under a previously approved Consent Decree. In addition to the federal claims resolved by the Global Settlement, AWI’s emergence from Chapter 11 also resolved its environmental liabilities with respect to claims asserted by the State and/or private parties at 6 other sites.

AWI is subject to a unilateral order by the Oregon Department of Environmental Quality (“DEQ”) to conduct a remedial investigation and feasibility study and any necessary remedial design and action at its St. Helens, Oregon facility, as well as the adjacent Scappoose Bay. AWI has denied liability for Scappoose Bay, but has cooperated with the DEQ regarding its owned property. Other potentially responsible parties who are not yet subject to orders by the DEQ include former site owners Owens Corning (“OC”) and Kaiser Gypsum Company, Inc. (“Kaiser”). AWI has entered into an agreement with Kaiser for the sharing of costs and responsibilities with respect to the remedial investigation, feasibility study and remedy selection at the site. OC has entered into a settlement with the DEQ, pursuant to which, OC has made a lump sum payment to the DEQ in exchange for contribution protection (including protection against common law and statutory contribution claims by AWI against OC), and a covenant not to sue. AWI has reached an agreement with the DEQ as to how these funds will be made available to reimburse AWI and Kaiser for a portion of their shared costs of investigation and remediation of the site. AWI has recorded an environmental liability with respect to the investigation and feasibility study at its St. Helen’s facility. During the second quarter of 2007, AWI received a written request from the DEQ to perform investigations in Scappoose Bay. However, we have declined to perform these investigations because we continue to dispute responsibility for contamination of Scappoose Bay. Consequently, AWI has not recorded an environmental liability for Scappoose Bay.

During the second quarter of 2007, AWI received a notice of violation and a monetary assessment from the Nebraska Department of Environmental Quality (“DEQ”). It alleged violations of our air omissions permit for our Auburn, Nebraska cabinets facility. We are seeking to resolve this issue with the DEQ. However, we believe it will be settled between $0.1 million and $0.2 million.

Summary of Financial Position

Liabilities of $5.9 million at June 30, 2007 and December 31, 2006 were for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $2.2 million at June 30, 2007 and December 31, 2006.

Actual costs to be incurred at identified sites may vary from our estimates. Based on our current knowledge of the identified sites, we believe that any sum we may have to pay in connection with environmental matters in excess of the amounts noted above would not have a material adverse effect on our financial condition or liquidity, although the recording of future costs may be material to earnings in a particular accounting period.

PATENT INFRINGEMENT CLAIMS

We are a defendant in a lawsuit claiming patent infringement related to some of our laminate flooring products. The plaintiff has claimed unspecified monetary damages. We are being defended and indemnified by our supplier for costs and potential damages related to the litigation.

In the second quarter of 2007, a second lawsuit claiming patent infringement related to some of our laminate flooring products was settled without cost to us. We obtained a release with respect to alleged past damages and certain limited undertakings not to assert the patents against us. Pursuant to its indemnity obligations, our supplier bore the costs of the litigation.

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

NOTE 16. SUBSEQUENT EVENT

On July 20, 2007 we voluntarily prepaid $100 million of the $500 million Term Loan B, which is part of the senior credit facility that was executed on October 2, 2006. The $100 million was classified in the June 30, 2007 Condensed Consolidated Balance Sheet as part of “Current installments of long-term debt.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Armstrong World Industries, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Armstrong World Industries, Inc., and subsidiaries (“the Company”) as of June 30, 2007, the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 2007 for the Successor Company and for the three-month and six-month periods ended June 30, 2006 for the Predecessor Company, and the related condensed consolidated statement of cash flows and shareholders’ equity for the six-month period ended June 30, 2007 for the Successor Company and for the six-month period ended June 30, 2006 for the Predecessor Company. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the financial position of Armstrong World Industries, Inc. and subsidiaries as of December 31, 2006 for the Successor Company and the results of their operations, cash flows, and shareholders’ equity for the nine months ended September 30, 2006 for the Predecessor Company. In our report dated March 31, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Philadelphia, Pennsylvania

August 1, 2007

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

OVERVIEW

We are a leading global producer of flooring products and ceiling systems for use primarily in the construction and renovation of residential, commercial and institutional buildings. Through our United States (“U.S.”) operations and U.S. and international subsidiaries, we design, manufacture and sell flooring products (primarily resilient and wood) and ceiling systems (primarily mineral fiber, fiberglass and metal) around the world. We also design, manufacture and sell kitchen and bathroom cabinets in the U.S. As of June 30, 2007 we operated 39 manufacturing plants in 10 countries, including 25 plants located throughout the United States. Through WAVE, our joint venture with Worthington Industries, Inc., we also have an interest in 7 additional plants in 5 countries that produce suspension system (grid) products for our ceiling systems. We also have an interest in a plant from our 50% interest in Kunshan Holdings Limited.

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

Wood Flooring — produces and sources wood flooring products for use in new residential construction and renovation, with some commercial applications in stores, restaurants and high-end offices. The product offering includes pre-finished solid and engineered wood floors in various wood species, and related accessories. Virtually all of our Wood Flooring’s sales are in North America. Our Wood Flooring products are generally sold to independent wholesale flooring distributors and large home centers. Our products are sold under the brand names Bruce®, Hartco®, Robbins®, Timberland®, Armstrong™, HomerWood®, Capella® and T. Morton™.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Financial highlights for the second quarter and first six months:

			Change is Favorable
	Successor Company 2007	Predecessor Company 2006	As Reported	Excluding Effects of Foreign Exchange Rates
Three months ended June 30
Total Consolidated Net Sales	$920.6	$884.1	4.1%	2.3%
Operating Income	$94.2	$82.1	14.7%	13.8%
Net increase in cash and cash equivalents	$87.4	$42.8	Favorable	Favorable
Six months ended June 30
Total Consolidated Net Sales	$1,784.0	$1,706.3	4.6%	2.7%
Operating Income	$159.7	$129.3	23.5%	22.9%
Net increase (decrease) in cash and cash equivalents	$82.7	$(67.2)	Favorable	Favorable

Performance in the second quarter of 2007 reflects a continuation of the trends experienced in the first three months of the year. Both sales and operating income sustained growth despite significant weakness in the U.S. residential markets. Growth in commercial products and in international businesses combined with improved manufacturing performance and lower selling, general and administrative (“SG&A”) expenses to more than offset lower sales of many residential products, particularly within Wood Flooring.

•	Resilient Flooring continued to grow operating profit through improved manufacturing and SG&A efficiencies.

•	Wood Flooring has significant exposure to new residential housing activity. Consequently, sales declined as the U.S. housing market continued to be weak.

•	Building Products sustained multiple consecutive quarters of strong sales and operating income growth, with increases in the quarter across all geographies.

•	Cabinets also sustained growth in sales and operating income, delivering volume growth despite declines in U.S. housing starts.

In the first six months of 2007, cash balances benefited from proceeds from a divestiture, a federal income tax refund, special distributions from WAVE and a reduction in investments in acquisitions compared to the first six months of 2006. These were partially offset by a voluntary debt prepayment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Factors Affecting Revenues

Markets. We compete in building material markets around the world. The majority of our sales are in North America and Europe. During the second quarter of 2007, these markets experienced the following:

•

In the U.S. residential market, housing activity continued to decline with total housing starts falling sharply in the second quarter of 2007 to 1.46 million units (at seasonally adjusted and annualized rates) compared to 1.87 million units in the same period of 2006, a decrease of almost 22%. Additionally, sales of existing homes declined 10.4% from 6.70 million homes in the first two months of the second quarter 2006 to 6.00 million homes in same period of 2007. Lagging persistent declines in housing starts activity, total U.S. housing completions have fallen to their lowest level of this recent housing downturn in the second quarter, declining 23.9% to 1.52 million units completed compared to 2.00 million units in the second quarter of 2006. We expect completion activity to continue to decline through the end of 2007.

U.S. retail sales through building materials, garden equipment and supply stores (an indicator of home renovation activity) fell 1.5% in the second quarter of 2007 over sales levels in the second quarter of 2006, according to figures from the U.S. Census Bureau. This represents the second quarter of negative year-over-year growth in the current five-year economic expansion and reflects the overall weakness in housing sales activity. Although continued strength in employment conditions and real income have sustained overall retail sales, we do not anticipate significant improvements in the retail sales of building materials and garden equipment until overall housing sales begin to stabilize in the second half of 2007.

•

The North American commercial market for new construction remained strong across most segments in the second quarter of 2007 in dollar terms, driven by completions and price gains amid construction material inflation. Construction completions (in dollar terms) in the office, healthcare, retail and education segments increased between 12.7% (education) and 16.9% (healthcare) compared to the second quarter of 2006. Industry statistics indicate that commercial starts for new construction will trend lower in 2007, with modest growth in office and education and declines in retail and healthcare. Office vacancy rates in the second quarter declined slightly, matching the levels seen in the fourth quarter of 2006 which was a four year low. Vacancies are expected to stabilize around current levels. The North American construction market for commercial renovations, a significant portion of the market for our products, is more sensitive to the short term economic conditions and appears to have improved slightly over the course of the second quarter with expectations of further improvement through the year, in line with GDP forecasts.

•	Markets in Western European countries on the whole experienced modest growth, while Eastern European markets continued to grow.

•	Growth continued across most Pacific Rim markets.

Quality and Customer Service Issues. Our quality and customer service are critical components of our total value proposition. In the first six months of 2007, we experienced no significant quality or customer service issues.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Pricing Initiatives. We periodically modify prices in response to changes in costs for raw materials and energy, and to market conditions and the competitive environment. The net impact of these pricing initiatives improved sales in the first six months of 2007 compared to the first six months of 2006. The most significant pricing actions were:

•	Resilient Flooring implemented price increases on selected products in June 2007.

•	Wood Flooring had no significant pricing actions in the first half of 2007.

•	Building Products implemented price increases in Europe in April 2007 and in North America in June 2007.

•	Cabinets implemented a February 2007 price increase.

In certain cases, price increases realized are less than the announced price increases because of our response to competitive actions and changing market conditions.

We estimate that various pricing actions increased our total consolidated net sales in the second quarter of 2007 by approximately $15 million and in the first six months of 2007 by approximately $30 million, when compared to the same periods of 2006.

Factors Affecting Operating Costs

Operating Expenses. Our operating expenses consist of direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, costs to purchase sourced products and SG&A expenses.

Our largest individual raw material expenditures are for lumber and veneers, PVC resins and plasticizers. Natural gas is also a significant input cost. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. In the first half of 2007 the net impact of these input costs was approximately $21 million higher than in the same period of the previous year.

Cost Reduction Initiatives. During 2004, we implemented several significant manufacturing and organizational programs to improve our cost structure and enhance our competitive position. We have incurred costs in subsequent years related to these previously announced cost reduction initiatives. The major 2004 programs were:

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

We did not initiate any additional manufacturing or organizational programs in 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

In 2006 we announced that we would cease production at our Wood Flooring manufacturing plant in Nashville, Tennessee.

We incurred $0.1 million and $0.2 million of restructuring charges in the Building Products segment in the second quarter and first six months of 2007, respectively, related to the plant closure in The Netherlands. We also recorded reductions to the reserves for several other initiatives which totaled $0.1 million in the second quarter and first six months of 2007.

We incurred the following expenses in 2006 to implement these cost reduction initiatives:

	Cost of Goods Sold	SG&A Expense	Restructuring Charges	Total Expenses
Three months ended June 30, 2006
Resilient Flooring	$2.1	$0.2	$7.7	$10.0
Wood Flooring	0.7	—	—	0.7
Building Products	0.1	—	0.1	0.2

Total Consolidated	$2.9	$0.2	$7.8	$10.9

Six months ended June 30, 2006
Resilient Flooring	$8.0	$1.2	$10.0	$19.2
Wood Flooring	0.7	—	—	0.7
Building Products	0.1	—	0.5	0.6

Total Consolidated	$8.8	$1.2	$10.5	$20.5

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

See Note 9 to the Condensed Consolidated Financial Statements for details of the restructuring charges.

On-going Cost Reduction. We expect to incur additional expenses of approximately $0.6 million in 2007 and 2008 to implement these cost reduction initiatives. In addition to significant cost reduction programs we have an ongoing focus on continuously improving our cost structure. As a result of these cost reduction initiatives and our on-going improvement efforts, we have realized significant reductions in our manufacturing conversion costs.

Factors Affecting Cash Flow

Typically, we generate cash in our operating activities, excluding the effects of our emergence from Chapter 11 in 2006. The amount of cash generated in a period is dependent on a number of factors, including the amount of operating profit generated and the amount of working capital (such as inventory, receivables and payables) required to operate our businesses. We typically invest in property, plant & equipment and computer software (“PP&E”).

During the first six months of 2007, our cash and cash equivalents increased by $82.7 million. This compared to a decrease of $67.2 million for the first six months of 2006. The favorable change was due to proceeds from a divestiture, a federal income tax refund, special distributions from WAVE and a reduction in investments in acquisitions. These were partially offset by a voluntary debt prepayment. See Financial Condition and Liquidity for further discussion.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Employee Relations

As of June 30, 2007, we had approximately 13,000 full-time and part-time employees worldwide, compared to approximately 14,500 employees as of December 31, 2006. The decline reflects the sale of our European Textiles and Sports Flooring business in April 2007 and headcount reductions as part of ongoing cost reduction efforts, primarily in the wood flooring segment. As of the date of this filing, no employees are working under expired contracts.

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

2007 COMPARED TO 2006

CONSOLIDATED RESULTS

			Change is Favorable
	Successor Company 2007	Predecessor Company 2006	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Three months ended June 30
Net Sales:
Americas	$691.0	$684.1	1.0%	0.9%
Europe	190.2	164.6	15.6%	6.8%
Pacific Rim	39.4	35.4	11.3%	5.2%

Total Consolidated Net Sales	$920.6	$884.1	4.1%	2.3%
Operating Income	$94.2	$82.1	14.7%	13.8%
Six months ended June 30
Net Sales:
Americas	$1,336.1	$1,328.5	0.6%	0.6%
Europe	374.5	314.7	19.0%	9.1%
Pacific Rim	73.4	63.1	16.3%	11.4%

Total Consolidated Net Sales	$1,784.0	$1,706.3	4.6%	2.7%
Operating Income	$159.7	$129.3	23.5%	22.9%

(1)

Excludes favorable foreign exchange effect in translation on net sales of $16.3 million for three months and $31.7 million for six months. Excludes favorable foreign exchange effect in translation on operating income of $0.7 million for three months and $0.7 million for six months.

Consolidated net sales excluding the translation effect of changes in foreign exchange rates grew 2% in the second quarter, and nearly 3% for the first six months. For both periods, positive contributions from both price increases and product mix offset modest volume declines.

Net sales in the Americas increased less than 1% in both the second quarter and the first six months as sales growth in the Building Products and Cabinets segments offset volume declines in Resilient and Wood Flooring.

Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets grew by $12 million for the quarter and $31 million for the first six months, with volume growth, price realization and improved product mix in both Building Products and Resilient Flooring.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim increased $2 million for the quarter and $7 million for the first six months, on volume growth for the first six months and improved product mix for both periods.

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

Increase / (Reduction) in Expenses

	Where Reported	Three Months Ended June 30,		Six Months Ended June 30,
		2007	2006	2007	2006
Item
Fresh-Start(1):
Change in depreciation and amortization	COGS	$(1.0)	—	$(2.1)	—
Change in costs for benefit plans	COGS	(5.1)	—	(10.1)	—
Impact on hedging-related activity	COGS	(1.2)	—	(3.4)	—
Change in depreciation and amortization	SG&A	2.8	—	5.8	—
Change in costs for benefit plans	SG&A	(2.8)	—	(5.6)	—
Expenses from WAVE step-up	Equity Earnings	1.7	—	3.3	—
Other Significant Items:
Cost reduction initiatives expenses(2)	COGS	—	$2.9	—	$8.8
Product warranty accrual	COGS	—	3.3	—	3.3
Patent infringement settlement	SG&A	—	—	—	(8.6)
Cost reduction initiatives expenses(2)	SG&A	—	0.2	—	1.2
Gain on sale of property	SG&A	—	(17.1)	—	(17.1)
Chapter 11 related post-emergence expenses	SG&A	3.3	—	5.7	—
Review of strategic alternatives	SG&A	1.9	—	2.2	—
Cost reduction initiatives expenses(2)	Restructuring	—	7.8	0.2	10.5

(1)	See Note 3 to the Consolidated Financial Statements in our 2006 Form 10-K for more information on fresh-start reporting.

(2)	See “Factors Affecting Operating Costs” for a discussion on the cost reduction expenses.

Cost of goods sold in the second quarter of 2007 was 74.6% of net sales, compared to 76.9% in the same period of 2006. Cost of goods sold in the first six months of 2007 was 75.6% of net sales, compared to 78.2% in the same period of 2006. For both periods, this reduction was the result of benefits from higher selling prices, primarily in Building Products, and better manufacturing performance across most segments. These factors more than offset raw material inflation in Building Products and Wood Flooring. In addition, cost of goods sold in 2007 and 2006 were impacted by the items detailed in the above table.

SG&A expenses in the second quarter of 2007 were $151.7 million (16.5% of net sales), and in the first six months of 2007 were $298.8 million (16.7% of net sales), compared to $129.2 million (14.6% of net sales) and $258.9 million (15.2% of net sales) for the corresponding 2006 periods. Both 2007 and 2006 SG&A expenses were impacted by the items detailed in the above table. In addition, for the second quarter of 2007, all segments reduced expenses except Building Products, which grew at less than the

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

rate of growth in sales. For the first six months, Resilient Flooring reduced spending, Wood Flooring held spending at 2006 levels despite increased advertising expense, while Building Products and Cabinets grew at less than the rate of growth in sales.

Equity earnings, primarily from our WAVE joint venture, were $11.9 million in the second quarter of 2007 compared to $15.3 million in the second quarter of 2006, and $22.5 million in the first six months of 2007 compared to $27.3 million in the first six months of 2006. 2007 results include expenses related to the adoption of fresh-start reporting detailed in the above table. See Note 7 for further information.

We recorded operating income of $94.2 million in the second quarter of 2007, compared to operating income of $82.1 million in the second quarter of 2006. We recorded operating income of $159.7 million in the first six months of 2007, compared to operating income of $129.3 million in the first six months of 2006.

Interest expense was $14.3 million in the second quarter of 2007, compared to $1.6 million in the second quarter of 2006. Interest expense was $30.8 million in the first six months of 2007, compared to $3.4 million in the first six months of 2006. 2007 interest expense was impacted by debt incurred as part of emerging from Chapter 11. In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt while in Chapter 11. This unrecorded interest expense was $19.2 million in the second quarter of 2006 and $38.3 million in the first six months of 2006. Unrecorded interest expense reflects the amount of interest expense we would have incurred under the original maturities of prepetition debt.

In the second quarter of 2007, income tax expense of $31.8 million compared to $27.3 million in the second quarter of 2006. Income tax expense was $52.6 million and $45.6 million in the first six months of 2007 and 2006, respectively. The effective tax rate for the second quarter and the six month period were higher than the comparable 2006 periods primarily due to state income taxes, taxes on unremitted foreign earnings, nondeductible costs associated with the review of strategic alternatives, and tax reserve needs, partially offset by lower nondeductible bankruptcy reorganization fees and the benefit from a state legislative tax change.

Net earnings of $51.6 million for the second quarter of 2007 compared to net earnings of $40.2 million in the second quarter of 2006. Net earnings of $77.6 million for the first six months of 2007 compared to net earnings of $68.2 million in the first six months of 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

REPORTABLE SEGMENT RESULTS

Resilient Flooring

			Change is Favorable/(Unfavorable)
	Successor Company 2007	Predecessor Company 2006	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Three months ended June 30
Net Sales:
Americas	$223.0	$225.0	(0.9)%	(1.0)%
Europe	82.5	73.8	11.8%	2.9%
Pacific Rim	17.4	16.6	4.8%	(0.6)%

Total Consolidated Net Sales	$322.9	$315.4	2.4%	0.0%
Operating Income	$20.9	$17.7	18.1%	18.1%
Six months ended June 30
Net Sales:
Americas	$420.1	$438.7	(4.2)%	(4.2)%
Europe	160.5	142.1	12.9%	3.1%
Pacific Rim	32.9	28.8	14.2%	9.4%

Total Consolidated Net Sales	$613.5	$609.6	0.6%	(1.8)%
Operating Income	$31.7	$13.7	Favorable	Favorable

(1)

Excludes favorable foreign exchange effect in translation on net sales of $7.5 million for three months and $14.9 million for six months. Excludes unfavorable foreign exchange effect in translation on operating income of $0.0 million for three months and $0.7 million for six months.

Net sales in the Americas declined $2.0 million for the second quarter and $18.6 million during the first half. For the quarter, volume declined due to residential products, while price realization and product mix improved. For the first half, volume and price realization were down due to residential products, while mix was positive.

Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets grew $2.3 million for the quarter, and $4.8 million for the first half, primarily due to increased volume for both periods.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim were down slightly for the quarter, and grew $2.8 million during the first half on higher volume and improved product mix.

Operating income for both periods improved significantly despite weak sales on benefits from manufacturing productivity and reduced SG&A expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

In addition, both 2007 and 2006 operating profit were impacted by previously described items as detailed in the following table.

Increase / (Reduction) in Expenses

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Item
Fresh-Start (1)
Change in depreciation and amortization	$(0.5)	—	$(0.9)	—
Change in costs for benefit plans	(1.4)	—	(2.7)	—
Impact on hedging-related activity	(0.3)	—	(0.8)	—
Other Significant Items:
Cost reduction initiative expenses (2)	—	$10.0	—	$19.2
(Gain) on sale of properties	—	(17.1)	—	(17.1)

(1)	See Note 3 to the Consolidated Financial Statements in our 2006 Form 10-K for more information on fresh-start reporting.

(2)	See “Factors Affecting Operating Costs” for a discussion on the cost reduction expenses.

Wood Flooring

	Successor Company 2007	Predecessor Company 2006	Change is Favorable/ (Unfavorable)

Three months ended June 30
Total Segment Net Sales(1)	$211.7	$222.6	(4.9)%
Operating Income	$21.7	$18.2	19.2%
Six months ended June 30
Total Segment Net Sales(1)	$410.9	$427.8	(4.0)%
Operating Income	$30.1	$29.7	1.3%

(1)	Virtually all Wood Flooring products are sold in the Americas, primarily in the U.S.

Net sales decreased by $10.9 million for the quarter and $16.9 million for the first half as volume declines from the residential housing market slowdown more than offset the benefit from previously announced 2006 acquisitions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Operating income increased by $3.5 million for the second quarter and $0.4 million for the first half, primarily due to the previously described items as detailed in the following table. Decline in sales volume, a weaker mix of products sold and raw material inflation more than offset improved manufacturing productivity and decreased SG&A expense.

Increase / (Reduction) in Expenses

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Item
Fresh-Start: (1)
Change in depreciation and amortization	$(3.4)	—	$(6.7)	—
Other Significant Items:
Product warranty accrual	—	$3.3	—	$3.3
Cost reduction initiative expenses (2)	—	0.7	—	0.7

(1)	See Note 3 to the Consolidated Financial Statements in our 2006 Form 10-K for more information on fresh-start reporting.

(2)	See “Factors Affecting Operating Costs” for a discussion on the cost reduction expenses.

Building Products

			Change is Favorable
	Successor Company 2007	Predecessor Company 2006	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Three months ended June 30
Net Sales:
Americas	$192.4	$177.8	8.2%	8.1%
Europe	107.7	90.8	18.6%	10.0%
Pacific Rim	22.0	18.8	17.0%	10.4%

Total Consolidated Net Sales	$322.1	$287.4	12.1%	8.9%
Operating Income	$58.8	$53.2	10.5%	8.9%
Six months ended June 30
Net Sales:
Americas	$381.5	$348.4	9.5%	9.5%
Europe	214.0	172.6	24.0%	14.0%
Pacific Rim	40.5	34.3	18.1%	13.1%

Total Consolidated Net Sales	$636.0	$555.3	14.5%	11.2%
Operating Income	$112.5	$93.2	20.7%	19.2%

(1)

Excludes favorable foreign exchange effect in translation on net sales of $8.7 million for three months and $16.9 million for six months. Excludes favorable foreign exchange effect in translation on operating income of $0.8 million for three months and $1.2 million for six months.

Net sales in the Americas increased $14.6 million for the quarter and $33.1 million for the first six months despite a modest decline in unit volume. The improved sales income was driven by price increases put in place to offset inflationary pressure combined with improved product mix.

Excluding the translation effect of changes in foreign exchange rates, net sales in Europe grew by $9.6 million for the quarter and $26.1 million for the first six months. The sales improvement was primarily due

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

to volume growth and to improved pricing across both Western Europe and the emerging markets in Eastern Europe and Asia.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim grew $2.0 million for the quarter and $4.6 million for the half on strong sales in Australia and India.

Operating income increased by $5.6 million for the quarter and $19.3 million for the first half on improved price realization, international volume growth, better product mix and improved manufacturing productivity. These benefits were partially offset by inflation in raw materials and by increased investment in SG&A to support the sales growth. In addition, 2007 and 2006 operating profit were impacted by previously described items as detailed in the following table.

Increase / (Reduction) in Expenses

	Three Months Ended June 30		Six Months Ended June 30
Item	2007	2006	2007	2006
Fresh-Start: (1)
Change in depreciation and amortization	$5.3	—	$10.5	—
Change in costs for benefit plans	(1.6)	—	(3.2)	—
Impact on hedging-related activity	(0.9)	—	(2.6)	—
Expenses from WAVE step-up	1.7	—	3.3	—
Other Significant Items:
Cost reduction initiatives expenses (2)	0.1	$0.2	0.2	$0.6

(1)	See Note 3 to the Consolidated Financial Statements in our 2006 Form 10-K for more information on fresh-start reporting.

(2)	See “Factors Affecting Operating Costs” for a discussion on the cost reduction expenses.

Cabinets

	Successor Company 2007	Predecessor Company 2006	Change is Favorable
Three months ended June 30
Total Segment Net Sales(1)	$63.9	$58.7	8.9%
Operating Income	$4.4	$2.1	Favorable
Six months ended June 30
Total Segment Net Sales(1)	$123.6	$113.6	8.8%
Operating Income	$5.3	$2.3	Favorable

(1)	All Cabinets products are sold in the Americas, primarily in the U.S.

Net sales grew $5.2 million for the quarter and $10.0 million for the first six months primarily on volume growth despite the decline in U.S. housing starts.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Operating income increased by $2.3 million for the quarter and $3.0 million for the first half, driven by the sales growth, which was partially offset by manufacturing cost increases. In addition, 2007 operating profit was impacted by previously described items as detailed in the following table.

Increase / (Reduction) in Expenses

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Item
Fresh-Start: (1)
Change in depreciation and amortization	—	—	$0.2	—

(1)	See Note 3 to the Consolidated Financial Statements in our 2006 Form 10-K for more information on fresh-start reporting.

Unallocated Corporate

Unallocated corporate expense of $11.6 million in the second quarter increased from $9.1 million in the prior year. For the first half, expense of $19.9 million was higher than expense of $9.6 million in 2006. The increases for both periods were primarily due to the items detailed in the following table, the impact of unfavorable demographic changes on the U.S. pension credit and higher incentive compensation.

Increase / (Reduction) in Expenses

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Item
Fresh-Start: (1)
Change in depreciation and amortization	$0.3	—	$0.7	—
Change in costs for benefit plans	(4.9)	—	(9.9)	—
Other Significant Items:
Patent infringement settlement	—	—	—	$(8.6)
Chapter 11 related post-emergence expenses	3.3	—	5.7	—
Review of strategic alternatives	1.9	—	2.2	—

(1)	See Note 3 to the Consolidated Financial Statements in our 2006 Form 10-K for more information on fresh-start reporting.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

As shown on the Condensed Consolidated Statements of Cash Flows, our cash and cash equivalents balance, including discontinued operations, increased by $82.7 million in the first six months of 2007, compared to a $67.2 million decrease in the first six months of 2006.

Operating activities in the first six months of 2007 provided $73.1 million, compared to $1.0 million provided in the same period of 2006. The $72.1 million change was primarily due to a federal income tax refund of $46.8 million, and inventories declining slightly in 2007 compared to a $29.8 million increase in inventories in 2006. These gains were partially offset by a one-time payment of $20 million to resolve outstanding tax matters between AWI and AHI.

Net cash provided by investing activities was $106.7 million for the first six months of 2007, compared to net cash used of $65.8 million in 2006. The change was primarily due to special distributions from WAVE that contributed to a $78.5 million year over year increase, and $53.4 million received from divesting the

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

European Textile and Sports Flooring business. Additionally, the first six months of 2006 included investments in acquisitions partially offset by proceeds received from the sale of assets.

Net cash used for our financing activities in the first six months of 2007 was $104.2 million compared to $6.7 million used for the same period of 2006. The change was primarily due to a voluntary prepayment of $100 million of the $500 million Term Loan B, which was part of the senior credit facility that was executed on October 2, 2006.

Balance Sheet and Liquidity

Changes in significant balance sheet accounts and groups of accounts from December 31, 2006 to June 30, 2007 are as follows:

	Successor Company
	June 30, 2007	December 31, 2006	Increase / (Decrease)
Cash and cash equivalents	$346.5	$252.5	$94.0
Current assets, excluding cash and cash equivalents	1,047.1	1,118.9	(71.8)

Total current assets	$1,393.6	$1,371.4	$22.2

Cash and cash equivalents from continuing operations increased by $94.0 million (see “Cash Flow”). The decrease in current assets, excluding cash and cash equivalents, was primarily due to a decrease in the net assets of discontinued business due to the sale of the European Textiles and Sports Flooring business. This was partially offset by an increase in receivables due to higher sales in June 2007 compared to December of 2006.

	Successor Company
	June 30, 2007	December 31, 2006	(Decrease)
Property, plant and equipment, net	$950.5	$966.2	$(15.7)

The change was primarily due to scheduled depreciation of $59.7 million. This was partially offset by capital expenditures of $39.4 million and foreign currency translation.

Liquidity

Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal needs, if required. On October 2, 2006, Armstrong executed a $1.1 billion senior credit facility arranged by Banc of America Securities LLC, J.P. Morgan Securities, Inc., and Barclays Capital. This facility is made up of a $300 million revolving credit facility (with a $150 million sublimit for letters of credit), a $300 million Term Loan A, and a $500 million Term Loan B. There were no outstanding borrowings under the revolving credit facility, but $31.5 million in letters of credit were outstanding as of June 30, 2007 and, as a result, availability under the revolving credit facility was $268.5 million.

On both April 20, 2007 and July 20, 2007, we made voluntary prepayments of $100 million reducing the $500 million Term Loan B. The $100 million paid on July 20, 2007 was classified in the June 30, 2007 Condensed Consolidated Balance Sheet as part of “Current installments of long-term debt.”

Our foreign subsidiaries had available lines of credit totaling $34.1 million, of which $4.7 million was used as of June 30, 2007, leaving $29.4 million of unused lines of credit available for foreign borrowings. However, these lines of credit are uncommitted, and poor operating results or credit concerns at the related foreign subsidiaries could result in the lines being withdrawn by the lenders. We have been able to maintain and, as needed, replace credit facilities to support our operations.

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

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 14 of the Condensed Consolidated Financial Statements for a full description of our legal proceedings.

Item 1A.	Risk Factors

See page 3 for our “Risk Factors” discussion. There have been no updates to the risk factors as previously disclosed in Part I, Item 1A of our 2006 Form 10-K.

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

No. 2.1	Armstrong World Industries, Inc.’s Fourth Amended Plan of Reorganization, as amended by modifications through May 23, 2006 is incorporated by reference from the 2005 Annual Report on Form 10-K, wherein it appeared as Exhibit 2.3.

No. 3.1	Amended and Restated Certificate of Incorporation of Armstrong World Industries, Inc. is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 3.1.

No. 3.2	Armstrong World Industries, Inc.’s Bylaws are incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein they appeared as Exhibit 3.2.

No. 4.1	Armstrong World Industries, Inc.’s Retirement Savings and Stock Ownership Plan effective as of October 1, 1996, as amended April 12, 2001 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, wherein it appeared as Exhibit 4. * (SEC File No. 1-2116)

No. 10.1	Directors’ Retirement Income Plan, as amended, is incorporated by reference from the 1996 Annual Report on Form 10-K, wherein it appeared as Exhibit 10(iii)(c). * (SEC File No. 1-2116)

No. 10.2	Management Achievement Plan for Key Executives, as amended August 1, 2005, is incorporated by reference from the Current Report on Form 8-K filed on September 30, 2005, wherein it appeared as Exhibit 10.1.*

No. 10.3	Retirement Benefit Equity Plan (formerly known as the Excess Benefit Plan), as amended January 1, 2000 is incorporated by reference from the 1999 Annual Report on Form 10-K, wherein it appeared as Exhibit 10(iii)(e). * (SEC File No. 1-2116)

No. 10.4	Severance Pay Plan for Salaried Employees, as amended January 1, 2003 and March 15, 2005 is incorporated by reference from the 2004 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.8. *

No. 10.5	Form of Change in Control Agreement with Frank J. Ready, John N. Rigas, William C. Rodruan and Stephen J. Senkowski is incorporated by reference from the 2000 Annual Report on Form 10-K, wherein it appears as Exhibit 10(iii)(k). * (SEC File No. 1-2116) Mr. Rodruan’s agreement differs in that Section 6.1(A) has been modified to provide for a two times multiplier.

No. 10.6	Change in Control Agreement and Indemnification Agreement with Michael D. Lockhart, dated August 7, 2000 are incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, wherein they appeared as Exhibits 10(e) and 10(f), respectively. * (SEC File No. 000-50408)

No. 10.7	Bonus Replacement Retirement Plan, dated as of January 1, 1998, as amended, is incorporated by reference from the 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 10(iii)(m). * (SEC File No. 1-2116)

No. 10.8	Employment Agreement with Michael D. Lockhart dated August 7, 2000 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, wherein it appeared as Exhibit 10(a). * (SEC File No. 000-50408)

No. 10.9	Amendment to August 7, 2000 Employment Agreement with Michael D. Lockhart is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, wherein it appeared as Exhibit 10. * (SEC File No. 000-50408)

No. 10.10	Order Authorizing and Approving Retention Program for Key Employees and Approving Assumption of Executory Contracts and Change in Control Agreements, subject to provisions in the Order, dated April 18, 2001 is incorporated by reference from the 2001 Annual Report on Form 10-K, wherein it appeared as Exhibit 10(iii)(u).

No. 10.11	Hiring Agreement with F. Nicholas Grasberger III dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K on January 6, 2005, wherein it appeared as Exhibit 10.1. *

No. 10.12	Change in Control Agreement with F. Nicholas Grasberger III dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K on January 6, 2005, wherein it appeared as Exhibit 10.2. *

No. 10.13	Indemnification Agreement with F. Nicholas Grasberger III dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K on January 6, 2005, wherein it appeared as Exhibit 10.3. *

No. 10.14	Armstrong World Industries, Inc.’s Nonqualified Deferred Compensation Plan effective January 2005 is incorporated by reference from the 2005 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.29. *

No. 10.15	Schedule of Armstrong World Industries, Inc. Nonemployee Director Compensation is incorporated by reference from the 2006 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.19. *

No. 10.16	Agreement of Purchase and Sale between S-J Realty Management, LLC and Armstrong World Industries, Inc. dated December 5, 2005, is incorporated by reference from the Current Report filed on Form 8-K on January 30, 2006, wherein it appeared as Exhibit 10.1.

No. 10.17	Form of Long-Term Incentive Plan 2006 award letter regarding executive participation in the 2006 Long-Term Incentive Plan is incorporated by reference from the 2005 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.37. *

No. 10.18	Change in Control Agreement with Donald A. McCunniff dated March 13, 2006 is incorporated by reference from the Current Report filed on Form 8-K on March 14, 2006, wherein it appeared as Exhibit 10.1. *

No. 10.19	Indemnification Agreement with Donald A. McCunniff dated March 13, 2006 is incorporated by reference from the Current Report filed on Form 8-K on March 14, 2006, wherein it appeared as Exhibit 10.2. *

No. 10.20	Credit Agreement, dated as of October 2, 2006, by and among the Company, certain subsidiaries of the Company as guarantors, Bank of America, N.A., as Administrative Agent, the other lenders party thereto, JP Morgan Chase Bank, N.A. and Barclays Bank PLC, as Co-Syndication Agents and LaSalle Bank National Association and the Bank of Nova Scotia, as Co-Documentation Agents, is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.1.

No. 10.21	The Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust Agreement dated as of October 2, 2006, by and among Armstrong World Industries, Inc. and, as trustees, Anne M. Ferazzi, Harry Huge, Paul A. Knuti, Lewis R. Sifford and Thomas M. Tully is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.2.

No. 10.22	Stockholder and Registration Rights Agreement, dated as of October 2, 2006, by and between Armstrong World Industries, Inc. and the Armstrong World Industries, Inc. Asbestos Personal Injury Asbestos Trust is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.3.

No. 10.23	Armstrong World Industries, Inc. 2006 Long-Term Incentive Plan is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.4.*

No. 10.24	Form of Armstrong World Industries, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.5. *

No. 10.25	Form of Armstrong World Industries, Inc. 2006 Long-Term Incentive Plan Restricted Stock Award Agreement is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.6. *

No. 10.26	Form of Armstrong World Industries, Inc. 2006 Long-Term Incentive Plan notice of restricted stock and/or option award is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.7. *

No. 10.27	Form of Indemnification Agreement for certain officers and directors of Armstrong World Industries, Inc. is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.8. The Schedule of Participating Directors and Officers is incorporated by reference from the 2006 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.33. *

No. 10.28	2006 Director Phantom Stock Unit Plan is incorporated by reference from the Current Report on Form 8-K dated October 23, 2006, wherein it appeared as Exhibit 10.1. *

No. 10.29	2006 Director Phantom Stock Unit Agreement is incorporated by reference from the Current Report on Form 8-K dated October 23, 2006, wherein it appeared as Exhibit 10.2. The Schedule of Participating Directors is incorporated by reference from the 2006 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.35. *

No. 10.30	2006 Director Phantom Stock Unit Agreement is incorporated by reference from the Current Report on Form 8-K dated October 23, 2006, wherein it appeared as Exhibit 10.3. The Schedule of Participating Directors is incorporated by reference from the 2006 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.36. *

No. 10.31	Stipulation and Agreement with Respect to Claims of Armstrong Holdings, Inc. and Armstrong Worldwide, Inc.; and Motion for Order Approving Stipulation and Agreement are incorporated by reference from the Current Report on Form 8-K dated February 26, 2007, wherein they appeared as Exhibits 99.2 and 99.3, respectively.

No. 10.32	Share Purchase Agreement dated March 27, 2007, among Armstrong World Industries, Inc., NPM Capital N.V. and Flagstone Beheer B.V. for the sale of Tapijtfabriek H. Desseaux N.V. and its subsidiaries is incorporated by reference from the 2006 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.38.

No. 15	Awareness Letter from Independent Registered Public Accounting Firm.

No. 31.1	Certification of Principal Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 31.2	Certification of Principal Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

No. 32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

*	Management Contract or Compensatory Plan.

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

Date: August 1, 2007

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