Form 10-Q
period 2007-09-30
ARMSTRONG WORLD INDUSTRIES INC
filed 2007-11-06
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of October 30, 2007 – 56,834,666

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings

(amounts in millions, except per share amounts)

Unaudited

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006(1)	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006(1)
Net sales	$913.3	$902.3	$2,697.3	$2,608.6
Cost of goods sold	683.6	693.8	2,031.5	2,028.7

Gross profit	229.7	208.5	665.8	579.9

Selling, general and administrative expenses	156.3	158.1	455.1	417.0
Restructuring charges (reversals), net	0.1	(0.5)	0.2	10.0
Equity (earnings) from joint ventures	(12.6)	(14.1)	(35.1)	(41.4)

Operating income	85.9	65.0	245.6	194.3

Interest expense (unrecorded contractual interest of $0.0, $19.3, $0.0 and $57.6, respectively)	13.8	1.8	44.6	5.2
Other non-operating expense	0.2	0.4	1.0	1.0
Other non-operating (income)	(4.4)	(3.1)	(12.4)	(7.2)
Chapter 11 reorganization cost (income), net	0.2	(1,962.0)	0.3	(1,955.5)

Earnings from continuing operations before income taxes	76.1	2,027.9	212.1	2,150.8
Income tax expense	27.7	24.0	80.3	69.6
Income tax expense on settlement and fresh-start adjustments	—	657.0	—	657.0

Earnings from continuing operations	48.4	1,346.9	131.8	1,424.2

(Loss) from discontinued operations, net of tax of $0.0, $(8.9), $0.3 and $(8.7), respectively	(0.3)	(59.3)	(6.1)	(68.4)

Net earnings	$48.1	$1,287.6	$125.7	$1,355.8

Earnings per share of common stock, continuing operations:
Basic	$0.86	n/a	$2.36	n/a
Diluted	$0.85	n/a	$2.33	n/a
(Loss) per share of common stock, discontinued operations:
Basic	$(0.01)	n/a	$(0.11)	n/a
Diluted	$(0.01)	n/a	$(0.11)	n/a
Net earnings per share of common stock:
Basic	$0.86	n/a	$2.25	n/a
Diluted	$0.85	n/a	$2.22	n/a
Average number of common shares outstanding:
Basic	56.2	n/a	55.9	n/a
Diluted	56.8	n/a	56.5	n/a

(1)	Reflects the effects of the Plan of Reorganization and fresh-start reporting. See Note 3 to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	Successor Company
	Unaudited September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$262.1	$252.5
Accounts and notes receivable, net	364.7	321.9
Inventories, net	530.4	521.7
Assets of discontinued business held for sale	—	121.6
Deferred income taxes	6.8	6.8
Income tax receivable	59.9	89.1
Other current assets	74.3	65.5

Total current assets	1,298.2	1,379.1

Property, plant and equipment, less accumulated depreciation and amortization of $119.8 and $28.8, respectively	1,020.4	1,029.1

Prepaid pension costs	627.2	579.8
Investment in affiliates	235.0	307.2
Intangible assets, net	707.0	715.4
Deferred income taxes, noncurrent	112.4	112.4
Other noncurrent assets	86.0	87.4

Total assets	$4,086.2	$4,210.4

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$4.3	$3.8
Current installments of long-term debt	20.6	10.9
Accounts payable and accrued expenses	451.9	443.3
Liabilities of discontinued business held for sale	—	53.3
Income tax payable	4.5	3.7
Deferred income taxes	2.4	2.4

Total current liabilities	483.7	517.4

Liabilities subject to compromise	1.3	1.3

Long-term debt, less current installments	490.1	801.5
Postretirement and postemployment benefit liabilities	369.7	373.7
Pension benefit liabilities	218.7	207.8
Other long-term liabilities	66.7	75.7
Income taxes payable	10.7	10.7
Deferred income taxes	116.4	50.1
Minority interest in subsidiaries	6.9	7.5

Total noncurrent liabilities	1,280.5	1,528.3
Shareholders’ equity:
Common stock, $0.01 par value per share, authorized 200 million shares; issued 56,834,666 shares and 56,091,218 shares, respectively	0.6	0.6
Capital in excess of par value	2,109.2	2,099.8
Retained earnings	127.9	2.2
Accumulated other comprehensive income	84.3	62.1

Total shareholders’ equity	2,322.0	2,164.7

Total liabilities and shareholders’ equity	$4,086.2	$4,210.4

See accompanying notes to condensed consolidated financial statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions)

Unaudited

	Successor Company		Predecessor Company
	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006(1)
Common stock:
Balance at beginning of year	$0.6		$51.9
Cancellation of Predecessor common stock	—		(51.9)
Issuance of Successor common stock	—		0.6

Balance at September 30	$0.6		$0.6

Capital in excess of par value:
Balance at beginning of year	$2,099.8		$172.6
Elimination of additional paid in capital due to cancellation of Predecessor common stock	—		(172.6)
Paid in capital associated with issuance of Successor common stock	—		2,097.6
Share-based employee compensation	9.4		—

Balance at September 30	$2,109.2		$2,097.6

Reduction for ESOP loan guarantee:
Balance at beginning of year	$—		$(142.2)
Cancellation of Predecessor ESOP loan guarantee	—		142.2

Balance at September 30	$—		$—

Retained earnings:
Balance at beginning of year	$2.2		$(910.8)
Net earnings for period	125.7	$125.7	1,355.8	$1,355.8
Elimination of Predecessor retained earnings	—		(445.0)

Balance at September 30	$127.9		$—

Accumulated other comprehensive income, net of income tax:
Balance at beginning of year	$62.1		$37.1
Foreign currency translation adjustments	27.9		18.5
Derivative loss, net	(6.2)		(9.5)
Pension adjustments	0.5		—
Minimum pension liability adjustments	—		(0.7)

Total other comprehensive income	22.2	22.2	8.3	8.3

Elimination of Predecessor accumulated other comprehensive income	—		(45.4)

Balance at September 30	$84.3		$—

Comprehensive income		$147.9		$1,364.1

Less treasury stock at cost:
Balance at beginning of year	$—		$(528.5)
Elimination of Predecessor treasury stock	—		528.5

Balance at September 30	$—		$—

Total shareholders’ equity	$2,322.0		$2,098.2

(1)	Reflects the effects of the Plan of Reorganization and fresh-start reporting. See Note 3 to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Successor Company	Predecessor Company
	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006(1)
Cash flows from operating activities:
Net earnings	$125.7	$1,355.8
Adjustments to reconcile net earnings to net cash provided by (used by) operating activities:
Depreciation and amortization	100.9	101.2
Fixed asset impairments	—	0.6
Deferred income taxes	66.3	726.2
Stock-based compensation	10.0	—
(Gain) on sale of fixed assets	—	(17.1)
Equity (earnings) from affiliates, net	(35.1)	(41.4)
Chapter 11 reorganization costs, net	0.3	15.2
Chapter 11 reorganization costs payments	(0.1)	(13.1)
Post-emergence Chapter 11 fees	6.6	—
Post-emergence Chapter 11 payments	(10.2)	—
Restructuring charges, net of reversals	0.2	10.0
Restructuring payments	(2.2)	(3.0)
Asbestos-related insurance recoveries	—	7.0
Cash effect of hedging activities	(1.7)	(2.8)
Gain on discharge of debt and liabilities subject to compromise	—	(1,510.8)
Non-cash fresh-start adjustments	—	(389.5)
Changes in operating assets and liabilities:
Receivables	(26.7)	(66.0)
Inventories	(2.6)	(12.7)
Other current assets	(12.2)	2.0
Other noncurrent assets	(41.1)	(45.3)
Accounts payable and accrued expenses	11.5	11.3
Income taxes payable/receivable, net	30.7	(64.7)
Other long-term liabilities	(17.0)	(10.5)
Cash distributed under the POR	(14.4)	(804.1)
Other, net	4.8	5.6

Net cash provided by (used by) operating activities	193.7	(746.1)

Cash flow from investing activities:
Purchases of property, plant and equipment and computer software	(60.3)	(98.2)
Purchase of minority interest	—	(1.5)
Divestitures (acquisitions)	53.4	(60.5)
Distributions from equity affiliates	104.0	18.0
Acquisition of equity affiliate	(5.2)	(4.3)
Loan to affiliate	—	(6.3)
Proceeds from the sale of assets	2.4	39.1

Net cash provided by (used for) investing activities	94.3	(113.7)

Cash flows from financing activities:
Increase (decrease) in short-term debt, net	1.3	(15.2)
Issuance of long-term debt	—	800.0
Payments of long-term debt	(304.7)	(15.5)
Payments under the POR	—	(300.7)
Dividend to minority interest	(1.2)	(1.1)
Other, net	—	0.5

Net cash (used for) provided by financing activities	(304.6)	468.0

Effect of exchange rate changes on cash and cash equivalents	14.9	5.4

Net decrease in cash and cash equivalents	(1.7)	(386.4)
Cash and cash equivalents at beginning of year	263.8	602.2

Cash and cash equivalents at end of period	$262.1	$215.8
Cash and cash equivalents at end of period from discontinued operations	—	5.9

Cash and cash equivalents at end of period from continuing operations	$262.1	$209.9

(1)	Reflects the effects of the Plan of Reorganization and fresh-start reporting. See Note 3 to the Condensed Consolidated Financial Statements.

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

The accounting policies used in preparing the condensed consolidated financial statements in this Form 10-Q are the same as those used in preparing the consolidated financial statements for the year ended December 31, 2006. These statements should therefore be read in conjunction with the consolidated financial statements and notes that are included in the Form 10-K for the fiscal year ended December 31, 2006. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions. In addition, in connection with its emergence from bankruptcy on October 2, 2006 (the “Effective Date”), AWI adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Adopting fresh-start reporting has resulted in material adjustments to the historical carrying amount of reorganized Armstrong’s assets and liabilities. See Note 3 for more information. As a result, our post-emergence financial statements are not comparable with our pre-emergence financial statements.

These condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The statements include management estimates and judgments, where appropriate. Management utilizes estimates to record many items including asset values, allowances for bad debts, inventory obsolescence and lower of cost or market charges, warranty, workers’ compensation, general liability, income taxes and environmental claims. When preparing an estimate, management determines the amount based upon the consideration of relevant information. Management may confer with outside parties, including outside counsel. Actual results may differ from these estimates.

Certain amounts in the prior year’s Consolidated Statement of Earnings and related notes have been recast to conform to the 2007 presentation, including the adoption of fresh-start reporting and reclassification of our former textiles and sports flooring business to discontinued operations.

Operating results for the third quarter and first nine months of 2007 and the corresponding periods of 2006 included in this report are unaudited. However, these condensed consolidated financial statements have been reviewed by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) for a limited review of interim financial information.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 2. CHAPTER 11 REORGANIZATION

The following summarizes the events in its Chapter 11 Case that led to AWI emerging from Chapter 11 on October 2, 2006. Please see Note 15 under “Asbestos-Related Litigation” in this Form 10-Q, and Notes 1 and 32 in the 2006 Form 10-K, for more information.

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

Plan of Reorganization and Emergence

On November 4, 2002, AWI filed a plan of reorganization with the Bankruptcy Court. Subsequently, AWI filed several amendments to the plan, along with various exhibits. The Fourth Amended Plan of Reorganization was filed on May 23, 2003. This plan, as so amended and as modified through May 23, 2006, was confirmed by the U.S. District Court for the District of Delaware (the “Court”) on August 18, 2006. The plan, as confirmed, is referred to in this report as the “POR”. Pursuant to the POR, upon emergence from Chapter 11 on October 2, 2006, AWI’s existing shares were cancelled and new common shares of reorganized Armstrong and cash were issued to its unsecured creditors and to the Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust (the “Asbestos PI Trust”), as described below. The POR excludes AWI’s Nitram and Desseaux subsidiaries, neither of which is material to Armstrong and which are pursuing separate resolutions of their Chapter 11 cases that are expected to result in the winding up of their affairs. See “Resolution of Nitram and Desseaux Cases” in this Note for further information.

Asbestos PI Trust

On October 2, 2006, the Asbestos PI Trust was created to address AWI’s personal injury (including wrongful death) asbestos-related liability. All present and future asbestos-related personal injury claims against AWI, including contribution claims of co-defendants, arising directly or indirectly out of AWI’s pre-Filing use of, or other activities involving, asbestos are channeled to the Asbestos PI Trust. See Note 15 under “Asbestos-Related Litigation” for more information on the Asbestos PI Trust.

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

On February 26, 2007, AHI and AWI announced that they reached a settlement on all intercompany claim and tax matters. This settlement was approved by the Bankruptcy Court on April 2, 2007. Under the settlement, AWI paid AHI approximately $22 million in cash and 98,697 shares of AWI common stock. The settlement gave AWI the right to make all relevant tax elections and file all required tax returns on behalf of the Armstrong group of companies for all relevant tax periods during which the two companies were affiliated, and to receive and retain all related tax refunds.

A final federal income tax return for AHI and AWI on a consolidated basis was filed in September 2007. AHI and AWI reported substantial tax losses in this final joint tax return for those companies. As permitted by its settlement with AHI, AWI chose to carry back its losses for ten years in the return.

Disputed Claims

Several claims remain open in AWI’s Chapter 11 Case. These include one claim (a mixed general unsecured claim and purported administrative claim) whose pleadings currently allege breach of contract and at least $4.9 million in damages, which Armstrong disputes. If and to the extent this claim, which is the sole remaining unresolved general unsecured claim, is allowed as a general unsecured claim in AWI’s Chapter 11 Case, the claim holder would recover on its claim on the same basis as have other general unsecured creditors of AWI under the POR. Resolution of this claim affects the amount ultimately distributed to each unsecured creditor but will not impact the results of operations of reorganized Armstrong.

Resolution of Nitram and Desseaux Cases

In September 2007, Nitram and Desseaux proposed a joint plan of liquidation. In November 2007, the Bankruptcy Court approved the proposed disclosure statement and set a confirmation hearing for December 2007. The plan proposes to substantively consolidate the assets and liabilities of the two debtors and distribute their net assets to creditors, after which the debtors would dissolve. The debtors’ assets would include approximately $0.2 million in cash to be contributed by Armstrong, subject to satisfaction of certain conditions related to confirmation of the plan, as well as certain insurance policies that may provide coverage for personal injury claims against Nitram. Neither of these subsidiaries has conducted any business in several years, and neither is material to the assets, liabilities or operations of Armstrong.

Accounting Impact

AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance was implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate pre-Filing liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities subject to compromise at September 30, 2007 and December 31, 2006 totaled $1.3 million. These remaining liabilities subject to compromise relate to Nitram Liquidators, Inc. and Desseaux Corporation of North America, Inc., which are wholly owned subsidiaries of AWI and which remain under Chapter 11 protection.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities through September 30, 2007 and 2006:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Professional fees	$0.2	$14.3	$0.3	$30.2
Interest (income), post-Filing	—	(5.6)	—	(15.0)
(Gain) from discharge of liabilities subject to compromise	—	(1,510.8)	—	(1,510.8)
(Gain) from fresh-start reporting	—	(459.9)	—	(459.9)

Total Chapter 11 reorganization costs (income), net	$0.2	$(1,962.0)	$0.3	$(1,955.5)

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

AWI incurred $1.1 million and $6.8 million of expenses during the third quarter and first nine months of 2007, respectively, for Chapter 11 related post-emergence activities. Pursuant to SOP 90-7, these expenses were reported as selling, general and administrative (SG&A) expenses.

NOTE 3. FRESH-START REPORTING

In connection with our emergence from bankruptcy on October 2, 2006 (the “Effective Date”), we adopted fresh-start reporting in accordance with SOP 90-7. Fresh-start reporting required us to allocate the reorganization value to our assets and liabilities based upon their estimated fair values in accordance with procedures specified by SFAS 141, “Business Combinations.” Adjustments necessary to state our balance sheet accounts at fair value were made based on the work of management and an independent appraisal firm. The newly assigned fair values to our assets and liabilities fully reflect the emerged entity’s reorganization value. No goodwill was assigned at emergence. See Notes 1 and 3 in the 2006 Form 10-K for more information.

As part of fresh-start reporting, the tax balances for the October 2, 2006 fresh-start balance sheet were calculated assuming that we would elect to carry back the net operating loss (“NOL”) two years when

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

filing the 2006 tax returns. We continued to evaluate carry back alternatives prior to filing our federal tax return in September 2007. Upon completion of this analysis, we decided to use a ten year carry back. See Note 17 for more information. Since the realizable book value of the NOL based upon a ten year carry back is lower than the calculation based upon a two year carry back, the fresh-start balance sheet was revised to reflect the ten year value. This difference in tax value was re-allocated to other assets and liabilities as follows:

Property, plant & equipment	$62.9
Income tax receivable	7.7
Investment in affiliates	12.6
Other intangibles	45.5
Deferred tax asset- non current	(89.0)

Total assets	$39.7

Income tax payable – current	$(0.8)
Deferred tax liability - non current	(38.9)

Total liabilities	$(39.7)

NOTE 4. SEGMENT RESULTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	Successor Company 2007	Predecessor Company 2006	Successor Company 2007	Predecessor Company 2006
Net sales to external customers
Resilient Flooring	$327.9	$319.8	$941.4	$929.4
Wood Flooring	191.9	217.2	602.8	645.0
Building Products	334.8	304.5	970.8	859.8
Cabinets	58.7	60.8	182.3	174.4

Total sales to external customers	$913.3	$902.3	$2,697.3	$2,608.6

	Three Months Ended September 30,		Nine Months Ended September 30,
	Successor Company 2007	Predecessor Company 2006	Successor Company 2007	Predecessor Company 2006
Segment operating income (loss)
Resilient Flooring	$15.6	$(1.1)	$47.3	$12.6
Wood Flooring	16.9	16.5	47.0	46.2
Building Products	62.3	59.7	174.8	152.9
Cabinets	1.5	3.8	6.8	6.1
Unallocated Corporate (expense)	(10.4)	(13.9)	(30.3)	(23.5)

Total consolidated operating income	$85.9	$65.0	$245.6	$194.3

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	Successor Company 2007	Predecessor Company 2006	Successor Company 2007	Predecessor Company 2006
Total consolidated operating income	$85.9	$65.0	$245.6	$194.3
Interest expense	13.8	1.8	44.6	5.2
Other non-operating expense	0.2	0.4	1.0	1.0
Other non-operating (income)	(4.4)	(3.1)	(12.4)	(7.2)
Chapter 11 reorganization cost (income), net	0.2	(1,962.0)	0.3	(1,955.5)

Earnings from continuing operations before income taxes	$76.1	$2,027.9	$212.1	$2,150.8

	Successor Company
	September 30, 2007	December 31, 2006
Segment assets
Resilient Flooring	$743.8	$708.6
Wood Flooring	499.8	516.7
Building Products	1,148.9	1,208.7
Cabinets	90.7	81.8

Total segment assets	2,483.2	2,515.8
Assets not assigned to segments	1,603.0	1,694.6

Total consolidated assets	$4,086.2	$4,210.4

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

On August 20, 2007 we purchased the remaining 50% interest in Kunshan Holding Limited for approximately $5 million, at which time it became a wholly-owned subsidiary. The acquisition was accounted for under the purchase method of accounting during the third quarter 2007. Preliminary allocation of the purchase price to the fair value of tangible and identifiable intangible assets acquired has been completed. Adjustments may be recorded in future periods as the allocation is finalized.

NOTE 6. DISCONTINUED OPERATIONS

On March 27, 2007 we entered into an agreement to sell Tapijtfabriek H. Desseaux N.V. and its subsidiaries - the principal operating companies in our European Textile and Sports Flooring business. These companies were first classified as discontinued operations at October 2, 2006 when they met the criteria of Financial Accounting Standards Board (“FASB”) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). The sale transaction was completed in April

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

2007 with proceeds of $53.4 million. Certain post completion adjustments specified in the agreement are currently subject to dispute by the parties. We have recorded a receivable related to the estimated amount of these adjustments that is classified in the September 30, 2007 Condensed Consolidated Balance Sheet as part of “Other current assets.” The matter will be referred to an independent expert for a final and binding determination.

Prior period results within the Condensed Consolidated Statement of Earnings have been recast to reflect the results of discontinued operations. The segment results in Note 4 exclude the amounts related to discontinued operations. The Condensed Consolidated Statements of Cash Flows do not separately report the cash flows of the discontinued operations.

Net sales, pre-tax income (loss) and net loss from discontinued operations, as well as net assets of Tapijtfabriek H. Desseaux N.V. and its subsidiaries are as follows:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Net sales	$—	$71.3	$59.8	$187.1

Pre-tax income (loss) from discontinued operations	—	$2.2	$(1.4)	$(6.7)
Fresh-start reporting adjustments	—	(70.4)	—	(70.4)
(Loss) on expected disposal of discontinued operations	$(0.3)	—	(4.4)	—
Income tax benefit (expense)	—	8.9	(0.3)	8.7

Net (loss) from discontinued operations	$(0.3)	$(59.3)	$(6.1)	$(68.4)

	Successor Company
	September 30, 2007	December 31, 2006
Current assets	$—	$119.8
Property, plant and equipment	—	1.6
Non-current assets	—	0.2

Assets of discontinued business held for sale	$—	$121.6

Current liabilities	—	(47.9)
Non-current liabilities	—	(5.4)

Liabilities of discontinued business held for sale	$—	$(53.3)

Net assets	$—	$68.3

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 7. INVENTORIES

	Successor Company
	September 30, 2007	December 31, 2006
Finished goods	$338.7	$330.0
Goods in process	45.0	37.0
Raw materials and supplies	158.2	163.2
Less LIFO and other reserves	(11.5)	(8.5)

Total inventories, net	$530.4	$521.7

NOTE 8. EQUITY INVESTMENTS

Investments in affiliates of $235.0 million at September 30, 2007 reflected the equity interest in our 50% investment in our WAVE joint venture which is accounted for under the equity method of accounting.

On August 20, 2007 we purchased the remaining 50% interest in Kunshan Holding Limited (“Kunshan”), at which time it became a wholly-owned subsidiary. Our equity investment in Kunshan at December 31, 2006 of $4.0 million along with our additional investments was reclassified as part of the purchase accounting for the subsidiary.

The decrease in the investment balance from December 31, 2006 of $72.2 million is due to special distributions from WAVE and the Kunshan reclassification discussed above, partially offset by our equity interest in WAVE’s earnings.

Condensed income statement data for WAVE is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$98.4	$82.7	$288.9	$260.2
Gross profit	36.1	29.8	103.0	95.1
Net earnings	29.0	28.3	81.5	83.0

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 9. INTANGIBLE ASSETS

The following table details amounts related to our intangible assets as of September 30, 2007 and December 31, 2006.

		Successor Company
		September 30, 2007		December 31, 2006
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	20 years	$176.0	$8.3	$176.0	$2.1
Developed technology	15 years	83.0	5.2	83.0	1.2
Other	Various	12.4	1.1	10.1	0.4

Total		$271.4	$14.6	$269.1	$3.7

Non-amortizing intangible assets
Trademarks and brand names	Indefinite	450.2		450.0

Total intangible assets		$721.6		$719.1

Aggregate Amortization Expense
Successor Company
For the nine months ended September 30, 2007		$10.9
Predecessor Company
For the nine months ended September 30, 2006		$0.4

NOTE 10. RESTRUCTURING AND OTHER ACTIONS

Net restructuring charges are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
Action Title	Successor Company 2007	Predecessor Company 2006	Successor Company 2007	Predecessor Company 2006	Segment
Lancaster Plant	—	$(0.4)	—	$9.6	Resilient Flooring
Hoogezand	—	—	$0.2	0.5	Building Products
U.K. Lease	—	(0.1)	—	(0.1)	Unallocated Corporate
Other initiatives	$0.1	—	—	—	Various

Total net charge	$0.1	$(0.5)	$0.2	$10.0

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Lancaster Plant: These charges related to the fourth quarter 2004 decision to cease commercial flooring production at Lancaster in 2006. Commercial flooring production requirements are being serviced in part by our other facilities around the world. We recorded no costs in the first nine months of 2007 related to this initiative, but recorded the following costs in 2006:

	Predecessor Company	Predecessor Company
	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Non-cash restructuring charges	$(0.3)	$8.5
Severance and related costs	(0.1)	1.1

Total restructuring charges	$(0.4)	$9.6

Accelerated depreciation	—	$0.3
Other related costs	$1.6	9.3

Total cost of goods sold	$1.6	$9.6

(Gain) on sale of warehouse	—	$(14.3)
Other related costs	$6.2	7.4

Total SG&A	$6.2	$(6.9)

We have incurred project-to-date restructuring charges of $27.4 million related primarily to severance and pension related costs. We do not expect to incur any additional restructuring or other charges related to this initiative in the future.

Hoogezand: These charges are related to the first quarter 2004 decision to close the manufacturing facility and comprise severance and related costs. The plant was closed in the first quarter of 2005. The production was transferred to the Münster, Germany plant. This reduced employment by approximately 72 positions. To date, we have incurred restructuring charges of $17.9 million, and expect to incur an additional $0.3 million of restructuring charges in 2007 and 2008. Additionally, we recorded $0.1 million of other related costs in cost of goods sold in the first nine months of 2006.

The following table summarizes activity in the restructuring accruals for the first nine months of 2007 and 2006. Net Charges in the table may not agree with the income statement due to non-cash charges for enhanced retirement benefits that did not affect the restructuring accrual amounts.

	Beginning Balance, January 1	Cash Payments	Net Charges	Other	Liability Discharged Upon Emergence	Ending Balance, September 30
Successor Company 2007	$7.0	$(2.2)	$0.2	$0.1	$—	$5.1

Predecessor Company 2006	8.2	(2.8)	1.5	0.4	(1.3)	6.0

The amount in “Other” is related to the effects of foreign currency translation.

The Predecessor Company balance as of January 1, 2006 included $1.3 million reported in liabilities subject to compromise. This amount was discharged upon emergence from Chapter 11.

Substantially all of the remaining balance of the restructuring accrual as of September 30, 2007 relates to a noncancelable U.K. operating lease, which extends through 2017.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 11. INCOME TAX EXPENSE

	Three Months Ended September 30,		Nine Months Ended September 30,
	Successor Company 2007	Predecessor Company 2006	Successor Company 2007	Predecessor Company 2006
Earnings from continuing operations before income taxes	$76.1	$2,027.9	$212.1	$2,150.8
Income tax expense	27.7	681.0	80.3	726.6
Effective tax rate	36.4%	33.6%	37.9%	33.8%
Effective tax rate, excluding settlement and fresh-start adjustments	36.4%	42.0%	37.9%	38.6%

Excluding the tax impact on settlement and fresh-start adjustments in 2006 of $657.0 million in both the three and nine month periods ended September 30, the effective tax rates for the third quarter and the first nine months of 2007 were lower than the comparable 2006 periods. The decreases were primarily due to lower nondeductible bankruptcy reorganization fees, the benefit from certain state legislative changes and lower unbenefitted foreign losses. These were partially offset by taxes on unremitted foreign earnings, state income taxes and nondeductible costs associated with the review of strategic alternatives.

Except as discussed in Note 17, during 2007 we do not expect to record any material changes to unrecognized tax benefits that were claimed on tax returns as of December 31, 2006. In addition, during 2007 we expect to increase our reserve for uncertain tax positions by approximately $1.8 million related to certain state tax filings.

NOTE 12. PENSIONS

Following are the components of net periodic benefit costs (credits):

	Three Months Ended September 30,		Nine Months Ended September 30,
	Successor Company 2007	Predecessor Company 2006	Successor Company 2007	Predecessor Company 2006
U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$4.3	$4.5	$12.7	$13.6
Interest cost on projected benefit obligation	24.1	23.1	72.3	69.4
Expected (return) on plan assets	(42.4)	(40.5)	(127.1)	(121.5)
Amortization of prior service cost	—	2.3	—	6.7
Recognized net actuarial loss	—	0.4	—	1.3

Net periodic pension (credit)	$(14.0)	$(10.2)	$(42.1)	$(30.5)

Retiree Health and Life Insurance Benefits
Service cost of benefits earned	$0.5	$0.6	$1.4	$1.8
Interest cost on projected benefit obligation	4.8	5.0	14.3	14.9
Amortization of prior service (benefit)	—	(1.6)	—	(4.8)
Recognized net actuarial (gain) loss	(0.3)	3.2	(0.7)	9.4

Net periodic postretirement benefit cost	$5.0	$7.2	$15.0	$21.3

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	Successor Company 2007	Predecessor Company 2006	Successor Company 2007	Predecessor Company 2006
Non-U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$1.8	$1.8	$5.1	$5.1
Interest cost on projected benefit obligation	4.8	4.2	14.2	12.3
Expected (return) on plan assets	(3.9)	(3.0)	(11.4)	(8.6)
Amortization of transition obligation	—	—	—	(0.1)
Amortization of prior service cost	—	0.1	—	0.4
Recognized net actuarial loss	—	0.8	—	2.1

Net periodic pension cost	$2.7	$3.9	$7.9	$11.2

NOTE 13. PRODUCT WARRANTIES

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. Generally, the terms of these warranties range up to 25 years and provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The decrease in current year warranty accruals in 2007 compared to 2006 relates primarily to the decline in the rate of returns from customers, coupled with a revision made in 2006 of certain assumptions used in prior periods when estimating the accrual for the Wood Flooring segment. The following table summarizes the activity for the accrual of product warranties for the first nine months of 2007 and 2006:

	Successor Company 2007	Predecessor Company 2006
Balance at January 1	$21.2	$21.1
Reductions for payments	(17.4)	(23.9)
Current year warranty accruals	16.5	28.9
Preexisting warranty accrual changes	(0.8)	(0.3)
Acquisitions	—	0.6
Discontinued operations	—	(4.1)
Effects of foreign exchange translation	0.3	0.3

Balance at September 30	$19.8	$22.6

The warranty reserve is recorded as a reduction of sales and accounts receivable. The Successor Company balance excludes amounts related to discontinued operations.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 14. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	Successor Company 2007	Predecessor Company 2006
Interest paid	$39.4	$0.7
Income taxes (refunded) paid, net	$(16.4)	$56.6

NOTE 15. LITIGATION AND RELATED MATTERS

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

As part of the POR, in accordance with an injunction issued under Section 524(g) of the Bankruptcy Code and entered in connection with the POR, various entities are protected from present and future asbestos-related personal injury claims. These entities include, among others, reorganized Armstrong, AHI, AWI’s subsidiaries and other affiliates (as defined in the POR), and their respective officers and directors. Now that it has emerged from Chapter 11, AWI does not have any responsibility for these claims (including claims against AWI based solely on its ownership of a subsidiary or other affiliate), nor does it participate in their resolution. Accordingly, AWI has no recorded liability for asbestos-related personal injury claims as of September 30, 2007 and December 31, 2006.

On October 2, 2006, pursuant to the POR becoming effective, AWI transferred to the Asbestos PI Trust rights arising under liability insurance policies issued to AWI with respect to asbestos-related personal injury claims. As of October 2, 2006, resolution of asbestos-related personal injury insurance matters is the responsibility of the Asbestos PI Trust. As part of accounting for emergence, AWI reflected the transfer of these rights to the Asbestos PI Trust. Therefore, there is no recorded insurance asset in respect of asbestos claims as of September 30, 2007 and December 31, 2006.

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

In addition, workers’ compensation claims brought against AWI or its subsidiaries or other affiliates will not be channeled to the Asbestos PI Trust. These claims remain subject to the workers’ compensation process. Historically, workers’ compensation claims against AWI and its subsidiaries have not been significant in number or amount. AWI honored its obligations with respect to such claims during the Chapter 11 Case and following emergence. Workers’ compensation law provides that the employer is responsible for evaluation, medical treatment and lost wages as a result of a job-related injury. Currently, AWI has six pending workers’ compensation claims, and a UK subsidiary has six employer liability claims involving alleged asbestos exposure.

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

Environmental Remediation

Summary

We are actively involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and similar state “Superfund” laws at 5 off-site locations. We have also been investigating and/or remediating environmental contamination allegedly resulting from past industrial activity at 5 domestic and 5 international current or former plant sites. In most cases, we are one of many potentially responsible parties (“PRPs”) which have potential liability for the required investigation and remediation of each site. In some cases, we have agreed to jointly fund that required investigation and remediation, while at some sites, we dispute the liability, the proposed remedy or the proposed cost allocation among the PRPs. We may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.

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

Specific Events

Upon emergence, AWI resolved its environmental liabilities at 44 sites through its Chapter 11 Case. The liabilities at 38 sites were resolved through the global environmental settlement (“Global Settlement”) with the Department of Justice (“DOJ”) and the EPA with respect to CERCLA liability. The Global Settlement, which was approved by the Bankruptcy Court in October 2005 and further amended in July 2007, provided EPA an approved proof of claim in the amount of $9.2 million, which included $7.8 million with respect to the Peterson Puritan site. At one CERCLA site, however, AWI will continue to participate in the cleanup under a previously approved Consent Decree. In addition to the federal claims resolved by the Global Settlement, AWI’s emergence from Chapter 11 also resolved its environmental liabilities with respect to claims asserted by the State and/or private parties at 7 other sites.

AWI is subject to a unilateral order by the Oregon Department of Environmental Quality (“DEQ”) to conduct a remedial investigation and feasibility study and any necessary remedial design and action at its St. Helens, Oregon facility, as well as the adjacent Scappoose Bay. AWI has denied liability for Scappoose Bay, but has cooperated with the DEQ regarding its owned property. Other potentially responsible parties who are not yet subject to orders by the DEQ include former property owners Owens Corning (“OC”) and Kaiser Gypsum Company, Inc. (“Kaiser”). AWI has entered into an agreement with Kaiser for the sharing of costs and responsibilities with respect to the remedial investigation, feasibility study and remedy selection at the property. OC has entered into a settlement with the DEQ, pursuant to which, OC has made a lump sum payment to the DEQ in exchange for contribution protection (including protection against common law and statutory contribution claims by AWI against OC), and a covenant not to sue. AWI has reached an agreement with the DEQ as to how these funds will be made available to reimburse AWI and Kaiser for a portion of their shared costs of investigation and remediation of the

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

property. AWI has recorded an environmental liability with respect to the investigation and feasibility study at its St. Helen’s facility. During the second quarter of 2007, AWI received a written request from the DEQ to perform investigations in Scappoose Bay. During the third quarter of 2007, the DEQ extended a similar request to both Kaiser and OC. While we have continued to perform investigation activities on the portions of the site we own, we have declined to perform investigations in Scappoose Bay because we continue to dispute responsibility for contamination of portions of the site we do not own. Consequently, AWI has not recorded an environmental liability for Scappoose Bay.

During the second quarter of 2007, AWI received a notice of violation and a monetary assessment from the Nebraska Department of Environmental Quality (“NDEQ”). It alleged violations of our air omissions permit for our Auburn, Nebraska cabinets facility. In September 2007, we entered into a Consent Order with the NDEQ resolving our liability with respect to this issue.

Summary of Financial Position

Liabilities of $5.8 million and $5.9 million at September 30, 2007 and December 31, 2006, respectively were for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $2.1 million and $2.2 million at September 30, 2007 and December 31, 2006, respectively.

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

OTHER CLAIMS

Additionally, we are involved in various other claims and legal actions involving product liability, patent infringement, breach of contract, distributor termination, employment law issues (including one purported class action suit pending in California state court), disputed attorneys’ fees and other actions arising in the ordinary course of business. While complete assurance cannot be given to the outcome of these

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

claims, we do not expect that any sum that may have to be paid in connection with these matters would have a materially adverse effect on our consolidated financial position or liquidity, however it could be material to the results of operations in the particular period in which a matter is resolved.

NOTE 16. EARNINGS PER SHARE

The difference between the average number of basic and diluted common shares outstanding is due to contingently issuable shares. Earnings per share components may not add due to rounding.

NOTE 17. SUBSEQUENT EVENT

In October 2007 we received approximately $180 million in refunds for federal income taxes paid over the preceding 10 years. The refunds result from the carry back of a portion of tax net operating losses created by funding of the Asbestos Trust under AWI’s Plan of Reorganization in October 2006. These refunds are in addition to approximately $50 million of 2006 taxes refunded earlier in 2007. Approximately $860 million of tax losses remain available to carry forward from December 31, 2006. While a portion of the losses is subject to limitations, AWI does not expect any limitations to materially impair their use. The tax refunds are subject to examination and adjustment by the Internal Revenue Service (IRS) under its normal audit procedures. Upon receipt of the refund, AWI recorded a liability of approximately $145 million on the balance sheet in the fourth quarter of 2007 pending completion of the IRS audit for this uncertain tax position. Any tax losses disallowed for a 10-year carry back would be available to carry forward.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Armstrong World Industries, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Armstrong World Industries, Inc., and subsidiaries (“the Company”) as of September 30, 2007, the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 2007 for the Successor Company and for the three-month period ended September 30, 2006 for the Predecessor Company, and the related condensed consolidated statement of cash flows and shareholders’ equity for the nine-month period ended September 30, 2007 for the Successor Company. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
November 5, 2007

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

In connection with its emergence from bankruptcy on October 2, 2006 (the “Effective Date”), AWI adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Adopting fresh-start reporting has resulted in material adjustments to the historical carrying amount of reorganized Armstrong’s assets and liabilities. See Notes 2 and 3 to the Condensed Consolidated Financial Statements for more information. As a result, our post-emergence financial statements are not comparable with our pre-emergence financial statements.

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

OVERVIEW

We are a leading global producer of flooring products and ceiling systems for use primarily in the construction and renovation of residential, commercial and institutional buildings. Through our United States (“U.S.”) operations and U.S. and international subsidiaries, we design, manufacture and sell flooring products (primarily resilient and wood) and ceiling systems (primarily mineral fiber, fiberglass and metal) around the world. We also design, manufacture and sell kitchen and bathroom cabinets in the U.S. As of September 30, 2007 we operated 40 manufacturing plants in 10 countries, including 25 plants located throughout the United States. Through WAVE, our joint venture with Worthington Industries, Inc., we also have an interest in 7 additional plants in 5 countries that produce suspension system (grid) products for our ceiling systems.

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

On December 6, 2000, AWI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to use the court-supervised reorganization process to achieve a resolution of its asbestos liability. Also filing under Chapter 11 were two of AWI’s wholly-owned subsidiaries, Nitram Liquidators, Inc. and Desseaux Corporation of North America, Inc. The Chapter 11 cases are being jointly administered under case number 00-4471 (the “Chapter 11 Case”). Through October 1, 2006, AWI operated its business and managed its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. On October 2, 2006, when all conditions precedent were met, AWI’s court-approved Plan of Reorganization became effective, and AWI emerged from Chapter 11. AWI’s two wholly-owned subsidiaries that commenced Chapter 11 proceedings at the same time as AWI remain in Chapter 11. See Note 2 to the Condensed Consolidated Financial Statements for information on the Chapter 11 Case and Note 15 to the Condensed Consolidated Financial Statements for information on asbestos litigation.

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

See Note 4 to the Condensed Consolidated Financial Statements for additional financial information on our reportable segments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Financial highlights for the third quarter and first nine months:

			Change is Favorable/(Unfavorable)
	Successor Company 2007	Predecessor Company 2006	As Reported	Excluding Effects of Foreign Exchange Rates
Three months ended September 30
Total Consolidated Net Sales	$913.3	$902.3	1.2%	(0.7)%

Operating Income	$85.9	$65.0	32.2%	30.6%

Net decrease in cash and cash equivalents	$(84.4)	$(319.2)	Favorable	Favorable

Nine months ended September 30
Total Consolidated Net Sales	$2,697.3	$2,608.6	3.4%	1.5%

Operating Income	$245.6	$194.3	26.4%	25.5%

Net decrease in cash and cash equivalents	$(1.7)	$(386.4)	Favorable	Favorable

Sales in the third quarter of 2007 reflect further declines in the U.S. residential markets offsetting growth in commercial products. Despite the lack of support from sales, operating income grew significantly on improved manufacturing performance and lower selling, general and administrative (“SG&A”) expenses.

•	Resilient Flooring continued to grow operating profit through improved manufacturing and SG&A efficiencies.

•	Wood Flooring sales declines reflect a significant exposure to new residential housing activity. However, manufacturing efficiencies offset the impact of lower sales on operating income.

•	Building Products continued strong sales and operating income growth.

•	For Cabinets, declines in the residential U.S. housing market contributed to lower sales and operating income.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Factors Affecting Revenues

Markets. We compete in building material markets around the world. The majority of our sales are in North America and Europe. During the third quarter of 2007, these markets experienced the following:

•

In the U.S. residential market, housing activity continued to decline with total housing starts falling sharply in the third quarter of 2007 to 1.30 million units (at seasonally adjusted and annualized rates) compared to 1.70 million units in the same period of 2006, a decrease of almost 24%. Additionally, sales of existing homes declined 10.9% from 6.3 million homes in the first two months of the third quarter of 2006 to 5.6 million homes in same period of 2007. Lagging persistent declines in housing starts activity, total U.S. housing completions have fallen to their lowest level of this recent housing downturn in the third quarter, declining 24.0% to 1.48 million units completed compared to 1.95 million units in the third quarter of 2006. We expect completion activity to continue to decline at least through the end of 2007 and into 2008.

U.S. retail sales through building materials, garden equipment and supply stores (an indicator of home renovation activity) posted a slight 0.3% increase in the third quarter of 2007 over sales levels in the third quarter of 2006, according to figures from the U.S. Census Bureau. This represents the first quarter of positive year-over-year growth in 2007. Although continued strength in employment conditions and real income have sustained overall retail sales, we do not anticipate significant improvements in the retail sales of building materials and garden equipment until housing sales recover.

•

The North American commercial market for new construction remained strong across most segments in the third quarter of 2007 in dollar terms, driven by completions and price gains amid construction material inflation. Construction completions (in dollar terms) in the office, healthcare, retail and education segments increased between 12.9% (healthcare) and 18.8% (education) compared to the third quarter of 2006. Industry statistics indicate that commercial starts for new construction will trend lower for 2007, with modest growth in office and education and declines in retail and healthcare. Office vacancy rates remained steady in the third quarter. Vacancies are expected to be stable or increase slightly.

•	Markets in Western Europe experienced modest growth, while Eastern European markets continued to grow.

•	Growth continued across most Pacific Rim markets.

Quality and Customer Service Issues. Our quality and customer service are critical components of our total value proposition. In the first nine months of 2007, we experienced no significant quality or customer service issues.

Pricing Initiatives. We periodically modify prices in response to changes in costs for raw materials and energy, and to market conditions and the competitive environment. The net impact of these pricing initiatives improved sales in the first nine months of 2007 compared to the first nine months of 2006. The most significant pricing actions were:

•	Resilient Flooring implemented price increases on selected products in 2007.

•	Wood Flooring had no significant pricing actions in 2007.

•	Building Products implemented price increases in Europe in April 2007 and in North America in June 2007.

•	Cabinets implemented a February 2007 price increase.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

In certain cases, realized price increases are less than the announced price increases because of competitive reactions and changing market conditions.

We estimate pricing actions increased our total consolidated net sales in the third quarter of 2007 by approximately $16 million and in the first nine months of 2007 by approximately $46 million, compared to the same periods of 2006.

Factors Affecting Operating Costs

Operating Expenses. Our operating expenses consist of direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, costs to purchase sourced products and SG&A expenses.

Our largest individual raw material expenditures are for lumber and veneers, PVC resins and plasticizers. Natural gas is also a significant input cost. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. In the first nine months of 2007 the net impact of these input costs was approximately $28 million higher than in the same period of the previous year.

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

We incurred $0.2 million of restructuring charges in the Building Products segment in the first nine months of 2007 related to the plant closure in The Netherlands.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

We incurred the following expenses in 2006 to implement these cost reduction initiatives:

	Cost of Goods Sold	SG&A Expense	Restructuring Charges	Total Expenses
Three months ended September 30, 2006
Resilient Flooring	$1.6	$6.2	$(0.4)	$7.4
Wood Flooring	—	—	—	—
Building Products	—	—	—	—
Unallocated Corporate	—	—	(0.1)	(0.1)

Total Consolidated	$1.6	$6.2	$(0.5)	$7.3

Nine months ended September 30, 2006
Resilient Flooring	$9.6	$7.4	$9.6	$26.6
Wood Flooring	0.7	—	—	0.7
Building Products	0.1	—	0.5	0.6
Unallocated Corporate	—	—	(0.1)	(0.1)

Total Consolidated	$10.4	$7.4	$10.0	$27.8

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

See Note 10 to the Condensed Consolidated Financial Statements for details of the restructuring charges.

On-going Cost Reduction. We expect to incur additional expenses of approximately $0.3 million in 2007 and 2008 to implement these cost reduction initiatives. In addition to significant cost reduction programs we have an ongoing focus on continuously improving our cost structure. As a result of these cost reduction initiatives and our on-going improvement efforts, we have realized significant reductions in our manufacturing conversion costs.

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

During the first nine months of 2007, our cash and cash equivalents decreased by $1.7 million, as net cash provided by operating activities and by investing activities were more than offset by voluntary debt prepayments. This compared to a cash and cash equivalents decrease of $386.4 million for the first nine months of 2006, which was due primarily to $1.1 billion of Chapter 11 emergence-related payments to creditors, partially offset by $800 million in proceeds from new debt.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Employee Relations

As of September 30, 2007, we had approximately 12,900 full-time and part-time employees worldwide, compared to approximately 14,500 employees as of December 31, 2006. The decline reflects the sale of our European Textiles and Sports Flooring business in April 2007 and headcount reductions as part of ongoing cost reduction efforts, primarily in the wood flooring segment. As of the date of this filing, no employees are working under expired contracts.

RESULTS OF OPERATIONS

Unless otherwise indicated, net sales in these results of operations are reported based upon the location where the sale was made. Certain prior year amounts have been reclassified to conform to the current year presentation. Please refer to Note 4 to the Condensed Consolidated Financial Statements for a reconciliation of operating income to consolidated earnings from continuing operations before income taxes.

2007 COMPARED TO 2006

CONSOLIDATED RESULTS

			Change is Favorable/(Unfavorable)
	Successor Company 2007	Predecessor Company 2006	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Three months ended September 30
Net Sales:
Americas	$668.4	$682.8	(2.1)%	(2.4)%
Europe	203.8	184.7	10.3%	3.4%
Pacific Rim	41.1	34.8	18.1%	9.5%

Total Consolidated Net Sales	$913.3	$902.3	1.2%	(0.7)%

Operating Income	$85.9	$65.0	32.2%	30.6%

Nine months ended September 30
Net Sales:
Americas	$2,004.5	$2,011.4	(0.3)%	(0.4)%
Europe	578.3	499.4	15.8%	7.0%
Pacific Rim	114.5	97.8	17.1%	10.6%

Total Consolidated Net Sales	$2,697.3	$2,608.6	3.4%	1.5%

Operating Income	$245.6	$194.3	26.4%	25.5%

(1)

Excludes favorable foreign exchange effect in translation on net sales of $17.8 million for three months and $49.5 million for nine months. Excludes favorable foreign exchange effect in translation on operating income of $0.9 million for three months and $1.5 million for nine months.

Consolidated net sales excluding the translation effect of changes in foreign exchange rates declined less than 1% in the third quarter, and increased about 2% for the first nine months. For both periods, positive contributions from both price increases and product mix roughly offset modest volume declines.

Net sales in the Americas declined 2% in the third quarter and less than 1% in the first nine months. For both periods, sales growth in Building Products partially offset volume declines in Resilient and Wood Flooring. Cabinets sales declined in the quarter, but increased for the first nine months.

Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets grew by $7 million for the quarter and $37 million for the first nine months due to a combination of volume growth, price realization and improved product mix.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim increased $3 million for the quarter and $11 million for the first nine months, on volume growth and improved product mix for both periods.

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

Increase /(Reduction) in Expenses

Item	Where Reported	Three Months Ended September 30,		Nine Months Ended September 30,
		2007	2006	2007	2006
Fresh-Start(1):
Change in depreciation and amortization	COGS	$(1.1)	—	$(3.1)	—
Change in costs for benefit plans	COGS	(5.1)	—	(15.2)	—
Impact on hedging-related activity	COGS	(1.2)	—	(4.6)	—
Change in depreciation and amortization	SG&A	2.6	—	8.4	—
Change in costs for benefit plans	SG&A	(2.8)	—	(8.5)	—

Expenses from WAVE step-up	Equity Earnings	1.7	—	5.0	—
Other Significant Items:
Cost reduction initiatives expenses(2)	COGS	—	$1.6	—	$10.3
Product warranty accrual	COGS	—	—	—	3.3
Patent infringement settlement	SG&A	—	—	—	(8.6)
Cost reduction initiatives expenses(2)	SG&A	—	6.2	—	7.4
Contribution to Armstrong Foundation	SG&A	—	5.0	—	5.0
Liability settlement related to a divested business	SG&A	—	2.8	—	2.8
Gain on sale of property	SG&A	—	—	—	(17.1)
Chapter 11 related post-emergence expenses	SG&A	1.1	—	6.8	—
Review of strategic alternatives	SG&A	2.7	—	4.9	—
Cost reduction initiatives expenses(2)	Restructuring	—	(0.5)	0.2	10.1

(1)	See Note 3 to the Condensed Consolidated Financial Statements for more information on fresh-start reporting.
(2)	See “Factors Affecting Operating Costs” for a discussion on the cost reduction expenses.

Cost of goods sold in the third quarter of 2007 was 74.8% of net sales, compared to 76.9% in the same period of 2006. Cost of goods sold in the first nine months of 2007 was 75.3% of net sales, compared to 77.8% in the same period of 2006. For both periods, this reduction was the result of benefits from higher selling prices, primarily in Building Products, and better manufacturing performance across most

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

segments. These factors more than offset raw material inflation in Building Products and Wood Flooring. In addition, cost of goods sold in 2007 and 2006 were impacted by the items detailed in the above table.

SG&A expenses in the third quarter of 2007 were $156.3 million (17.1% of net sales), and in the first nine months of 2007 were $455.1 million (16.9% of net sales), compared to $158.1 million (17.5% of net sales) and $417.0 million (16.0% of net sales) for the corresponding 2006 periods. For both periods, increased spending in Building Products and Cabinets was partially offset by decreased spending in the Flooring segments. In addition, 2007 and 2006 SG&A expenses were impacted by the items detailed in the above table.

Equity earnings, primarily from our WAVE joint venture, were $12.6 million in the third quarter of 2007 compared to $14.1 million in the third quarter of 2006, and $35.1 million in the first nine months of 2007 compared to $41.4 million in the first nine months of 2006. 2007 results include interest expense and expenses related to the adoption of fresh-start reporting detailed in the above table. See Note 8 for further information.

We recorded operating income of $85.9 million in the third quarter of 2007, compared to operating income of $65.0 million in the third quarter of 2006. We recorded operating income of $245.6 million in the first nine months of 2007, compared to operating income of $194.3 million in the first nine months of 2006.

Interest expense was $13.8 million in the third quarter of 2007, compared to $1.8 million in the third quarter of 2006. Interest expense was $44.6 million in the first nine months of 2007, compared to $5.2 million in the first nine months of 2006. 2007 interest expense was impacted by debt incurred as part of emerging from Chapter 11. In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt while in Chapter 11. This unrecorded interest expense was $19.3 million in the third quarter of 2006 and $57.6 million in the first nine months of 2006. Unrecorded interest expense reflects the amount of interest expense we would have incurred under the original maturities of prepetition debt.

Net Chapter 11 reorganization expense in the third quarter of 2007 was $0.2 million compared to $1,962.0 million of income recorded in the third quarter of 2006. Net Chapter 11 reorganization expense in the first nine months of 2007 was $0.3 million compared to $1,955.5 million of income recorded in the first nine months of 2006. See Note 2 to the Condensed Consolidated Financial Statements for a detailed breakout of the 2006 results.

In the third quarter of 2007, income tax expense of $27.7 million compared to $24.0 million in the third quarter of 2006 excluding $657.0 million of tax on settlement and fresh-start adjustments. Income tax expense was $80.3 million and $69.6 million in the first nine months of 2007 and 2006, respectively, excluding $657.0 million of tax on settlement and fresh-start adjustments. The effective tax rates for the third quarter and the first nine months of 2007 were lower than the comparable 2006 periods primarily due to lower nondeductible bankruptcy reorganization fees, the benefit from certain state legislative changes and lower unbenefitted foreign losses. These were partially offset by taxes on unremitted foreign earnings, state income taxes and nondeductible costs associated with the review of strategic alternatives.

Net earnings of $48.1 million for the third quarter of 2007 compared to net earnings of $1,287.6 million in the third quarter of 2006. Net earnings of $125.7 million for the first nine months of 2007 compared to net earnings of $1,355.8 million in the first nine months of 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

REPORTABLE SEGMENT RESULTS

Resilient Flooring

			Change is Favorable/(Unfavorable)
	Successor Company 2007	Predecessor Company 2006	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Three months ended September 30
Net Sales:
Americas	$220.7	$223.9	(1.4)%	(1.8)%
Europe	89.3	81.1	10.1%	2.9%
Pacific Rim	17.9	14.8	20.9%	12.5%

Total Consolidated Net Sales	$327.9	$319.8	2.5%	0.1%

Operating Income (Loss)	$15.6	$(1.1)	Favorable	Favorable

Nine months ended September 30
Net Sales:
Americas	$640.8	$662.7	(3.3)%	(3.4)%
Europe	249.8	223.2	11.9%	3.0%
Pacific Rim	50.8	43.5	16.8%	10.2%

Total Consolidated Net Sales	$941.4	$929.4	1.3%	(1.1)%

Operating Income	$47.3	$12.6	Favorable	Favorable

(1)

Excludes favorable foreign exchange effect in translation on net sales of $7.8 million for three months and $22.6 million for nine months. Excludes favorable foreign exchange effect in translation on operating income of $0.3 million for three months and an unfavorable $1.0 million for nine months.

Net sales in the Americas declined $3.2 million for the third quarter and $21.9 million during the first nine months. For the quarter, volume declined primarily due to residential products, while price realization and product mix improved. For the first nine months, volume declined, pricing was flat and mix was positive.

Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets grew $2.4 million for the quarter, and $7.2 million for the first nine months, primarily due to improved mix in the quarter and to increased volume for the nine month period.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim grew $1.9 million in the quarter, and $4.6 million during the first nine months primarily due to higher volume for both periods.

Operating income for both periods improved significantly despite soft sales on benefits from lower manufacturing costs and reduced SG&A expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

In addition, both 2007 and 2006 operating profit were impacted by previously described items as detailed in the following table.

Increase / (Reduction) in Expenses

	Three Months Ended September 30		Nine Months Ended September 30
Item	2007	2006	2007	2006
Fresh-Start (1)
Change in depreciation and amortization	$(0.5)	—	$(1.4)	—
Change in costs for benefit plans	(1.4)	—	(4.1)	—
Impact on hedging-related activity	(0.3)	—	(1.1)	—

Other Significant Items:
Cost reduction initiative expenses (2)	—	$7.4	—	$26.6
(Gain) on sale of properties	—	—	—	(17.1)

(1)	See Note 3 to the Condensed Consolidated Financial Statements for more information on fresh-start reporting.
(2)	See “Factors Affecting Operating Costs” for a discussion on the cost reduction expenses.

Wood Flooring

	Successor Company 2007	Predecessor Company 2006	Change is Favorable/ (Unfavorable)
Three months ended September 30
Total Segment Net Sales(1)	$191.9	$217.2	(11.6)%

Operating Income	$16.9	$16.5	2.4%
Nine months ended September 30
Total Segment Net Sales(1)	$602.8	$645.0	(6.5)%
Operating Income	$47.0	$46.2	1.7%

(1)	Virtually all Wood Flooring products are sold in the Americas, primarily in the U.S.

Net sales decreased by $25.3 million for the quarter and $42.2 million for the first nine months on lower volume related to continued declines in the residential housing market.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Operating income increased by $0.4 million for the third quarter and $0.8 million for the first nine months, primarily due to the previously described items as detailed in the following table. For the quarter, reduced manufacturing cost offset lower volume and raw material inflation. For the first nine months, declining sales volume, a weaker product mix and raw material inflation more than offset improved manufacturing productivity. SG&A for both periods included a $2.7 million expense due to an increase to the reserve for doubtful accounts.

Increase / (Reduction) in Expenses

	Three Months Ended September 30		Nine Months Ended September 30
Item	2007	2006	2007	2006
Fresh-Start: (1)
Change in depreciation and amortization	$(3.4)	—	$(10.1)	—

Other Significant Items:
Product warranty accrual	—	—	—	$3.3
Cost reduction initiative expenses (2)	—	—	—	0.7

(1)	See Note 3 to the Condensed Consolidated Financial Statements for more information on fresh-start reporting.
(2)	See “Factors Affecting Operating Costs” for a discussion on the cost reduction expenses.

Building Products

			Change is Favorable
	Successor Company 2007	Predecessor Company 2006	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Three months ended September 30
Net Sales:
Americas	$197.1	$180.9	9.0%	8.5%
Europe	114.5	103.6	10.5%	3.8%
Pacific Rim	23.2	20.0	16.0%	7.3%

Total Consolidated Net Sales	$334.8	$304.5	10.0%	6.8%

Operating Income	$62.3	$59.7	4.4%	2.2%
Nine months ended September 30
Net Sales:
Americas	$578.6	$529.3	9.3%	9.1%
Europe	328.5	276.2	18.9%	10.3%
Pacific Rim	63.7	54.3	17.3%	10.9%

Total Consolidated Net Sales	$970.8	$859.8	12.9%	9.6%

Operating Income	$174.8	$152.9	14.3%	12.5%

(1)

Excludes favorable foreign exchange effect in translation on net sales of $9.4 million for three months and $26.4 million for nine months. Excludes favorable foreign exchange effect in translation on operating income of $1.3 million for three months and $2.6 million for nine months.

Net sales in the Americas increased $16.2 million for the quarter and $49.3 million for the first nine months. The improved sales income was primarily driven by price increases and improved product mix.

Excluding the translation effect of changes in foreign exchange rates, net sales in Europe grew by $4.1 million for the quarter and $30.2 million for the first nine months. The sales improvement was driven by volume growth and improved pricing across Western Europe and emerging markets in Eastern Europe.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim grew $1.5 million for the quarter and $6.1 million for the nine months on strong sales in Australia and India.

Operating income increased by $2.6 million for the quarter and $21.9 million for the first nine months on improved price realization, international volume growth, better product mix and improved manufacturing productivity. These benefits were partially offset by inflation in raw materials and by increased investment in SG&A to support the sales growth. In addition, 2007 and 2006 operating profit were impacted by previously described items as detailed in the following table.

Increase / (Reduction) in Expenses

	Three Months Ended September 30		Nine Months Ended September 30
Item	2007	2006	2007	2006
Fresh-Start: (1)
Change in depreciation and amortization	$5.3	—	$15.8	—
Change in costs for benefit plans	(1.6)	—	(4.7)	—
Impact on hedging-related activity	(0.9)	—	(3.5)	—
Expenses from WAVE step-up	1.7	—	5.0	—

Other Significant Items:
Cost reduction initiatives expenses (2)	—	—	0.2	$0.6

(1)	See Note 3 to the Condensed Consolidated Financial Statements for more information on fresh-start reporting.
(2)	See “Factors Affecting Operating Costs” for a discussion on the cost reduction expenses.

Cabinets

	Successor Company 2007	Predecessor Company 2006	Change is Favorable
Three months ended September 30
Total Segment Net Sales(1)	$58.7	$60.8	(3.5)%

Operating Income	$1.5	$3.8	(60.5)%
Nine months ended September 30
Total Segment Net Sales(1)	$182.3	$174.4	4.5%

Operating Income	$6.8	$6.1	11.5%

(1)	All Cabinets products are sold in the Americas, primarily in the U.S.

Net sales declined $2.1 million for the quarter and grew $7.9 million for the first nine months. The decline in the quarter was primarily due to the implementation of an ERP system which pushed some sales into the fourth quarter, and to volume declines related to further declines in the U.S. housing market. Sales for the first nine months grew on increased volume.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Operating income decreased by $2.3 million for the quarter and grew $0.7 million for the first nine months. The income decline in the quarter was due to lower sales, and to temporary manufacturing inefficiencies related to the system implementation. Growth for the year to date was driven by the sales growth, partially offset by manufacturing cost increases. In addition, 2007 operating profit was impacted by previously described items as detailed in the following table.

Increase / (Reduction) in Expenses

	Three Months Ended September 30		Nine Months Ended September 30
Item	2007	2006	2007	2006
Fresh-Start: (1)
Change in depreciation and amortization	$(0.2)	—	$(0.1)	—

(1)	See Note 3 to the Condensed Consolidated Financial Statements for more information on fresh-start reporting.

Unallocated Corporate

Unallocated corporate expense of $10.4 million in the third quarter decreased from $13.9 million in the prior year. For the first nine months, expense of $30.3 million was higher than expense of $23.5 million in 2006. The changes for both periods were primarily due to the items detailed in the following table, the impact of unfavorable demographic changes on the U.S. pension credit and higher incentive compensation.

Increase / (Reduction) in Expenses

	Three Months Ended September 30		Nine Months Ended September 30
Item	2007	2006	2007	2006
Fresh-Start: (1)
Change in depreciation and amortization	$0.3	—	$1.0	—
Change in costs for benefit plans	(4.9)	—	(14.8)	—

Other Significant Items:
Cost reduction initiatives expenses (2)	—	$(0.1)	—	$(0.1)
Patent infringement settlement	—	—	—	(8.6)
Contribution to Armstrong Foundation	—	5.0	—	5.0
Liability settlement related to a divested business	—	2.8	—	2.8
Chapter 11 related post-emergence expenses	1.1	—	6.8	—
Review of strategic alternatives	2.7	—	4.9	—

(1)	See Note 3 to the Condensed Consolidated Financial Statements for more information on fresh-start reporting.
(2)	See “Factors Affecting Operating Costs” for a discussion on the cost reduction expenses.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

As shown on the Condensed Consolidated Statements of Cash Flows, our cash and cash equivalents balance, including discontinuing operations, decreased by $1.7 million in the first nine months of 2007, compared to a $386.4 million decrease in the first nine months of 2006.

Operating activities in the first nine months of 2007 provided $193.7 million, compared to $746.1 million used in the same period of 2006. The $939.8 million change was primarily due to $804.1 million of Chapter 11 emergence-related payments to non-debt creditors in 2006 compared to $14.4 million in

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

2007. The year on year change was also impacted by $16.4 million of income taxes refunded in 2007 compared to $56.6 million of income taxes paid in the first nine months of 2006.

Net cash provided by investing activities was $94.3 million for the first nine months of 2007, compared to net cash used of $113.7 million in 2006. The change was primarily due to proceeds received from a divestiture in 2007 and cash used for acquisitions in 2006 resulting in a net change of $113.9 million, increased dividends from WAVE of $86.0 million and lower capital expenditures, partially offset by less proceeds from the sale of assets of $36.7 million.

Net cash used for our financing activities in the first nine months of 2007 was $304.6 million compared to $468.0 million provided for the same period of 2006. In 2007, we made $300 million of voluntary debt prepayments. In 2006, $800 million of debt was issued and $300.7 million was distributed to debt-related creditors, both of which were related to our Chapter 11 emergence.

Balance Sheet and Liquidity

Changes in significant balance sheet accounts and groups of accounts from December 31, 2006 to September 30, 2007 are as follows:

	Successor Company		Increase / (Decrease)
	September 30, 2007	December 31, 2006
Cash and cash equivalents	$262.1	$252.5	$9.6
Current assets, excluding cash and cash equivalents	1,036.1	1,126.6	(90.5)

Total current assets	$1,298.2	$1,379.1	$(80.9)

Cash and cash equivalents from continuing operations increased by $9.6 million (see “Cash Flow”). The decrease in current assets, excluding cash and cash equivalents, was primarily due to the sale of a discontinued business during the second quarter of 2007. This was partially offset by an increase in accounts receivable which was due to higher September 2007 net sales for all business units when compared with December 2006 net sales.

	Successor Company		(Decrease)
	September 30, 2007	December 31, 2006
Property, plant and equipment, net	$1,020.4	$1,029.1	$(8.7)

The change in PP&E was primarily due to scheduled depreciation of $90.0 million mostly offset by capital expenditures of $60.3 million and the effects of foreign currency translation.

Liquidity

Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal needs, if required. On October 2, 2006, Armstrong executed a $1.1 billion senior credit facility arranged by Banc of America Securities LLC, J.P. Morgan Securities, Inc., and Barclays Capital. This facility is made up of a $300 million revolving credit facility (with a $150 million sublimit for letters of credit), a $300 million Term Loan A, and a $500 million Term Loan B. There were no outstanding borrowings under the revolving credit facility, but $29.6 million in letters of credit were outstanding as of September 30, 2007 and, as a result, availability under the revolving credit facility was $270.4 million.

During the first nine months of 2007, we made voluntary principal prepayments of $300 million reducing the $500 million Term Loan B.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Our foreign subsidiaries had available lines of credit totaling $34.4 million, of which $5.9 million was used as of September 30, 2007, leaving $28.5 million of unused lines of credit available for foreign borrowings. However, these lines of credit are uncommitted, and poor operating results or credit concerns at the related foreign subsidiaries could result in the lines being withdrawn by the lenders. We have been able to maintain and, as needed, replace credit facilities to support our operations.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 15 of the Condensed Consolidated Financial Statements for a full description of our legal proceedings.

Item 1A. Risk Factors

See page 3 for our “Risk Factors” discussion. There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of our 2006 Form 10-K.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
No. 2.1	Armstrong World Industries, Inc.’s Fourth Amended Plan of Reorganization, as amended by modifications through May 23, 2006 is incorporated by reference from the 2005 Annual Report on Form 10-K, wherein it appeared as Exhibit 2.3.

No. 3.1	Amended and Restated Certificate of Incorporation of Armstrong World Industries, Inc. is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 3.1.

No. 3.2	Armstrong World Industries, Inc.’s Bylaws are incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein they appeared as Exhibit 3.2.

No. 4.1	Armstrong World Industries, Inc.’s Retirement Savings and Stock Ownership Plan (now known as Savings and Investment Plan) effective as of October 1, 1996, as amended April 12, 2001 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, wherein it appeared as Exhibit 4. * (SEC File No. 1-2116)

No. 10.1	Directors’ Retirement Income Plan, as amended, is incorporated by reference from the 1996 Annual Report on Form 10-K, wherein it appeared as Exhibit 10(iii)(c). * (SEC File No. 1-2116)

No. 10.2	Management Achievement Plan for Key Executives, as amended August 1, 2005, is incorporated by reference from the Current Report on Form 8-K filed on September 30, 2005, wherein it appeared as Exhibit 10.1.*

No. 10.3	Retirement Benefit Equity Plan (formerly known as the Excess Benefit Plan), as amended January 1, 2000 is incorporated by reference from the 1999 Annual Report on Form 10-K, wherein it appeared as Exhibit 10(iii)(e). * (SEC File No. 1-2116)

No. 10.4	Severance Pay Plan for Salaried Employees, as amended January 1, 2003 and March 15, 2005 is incorporated by reference from the 2004 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.8. *

No. 10.5	Form of Change in Control Agreement with Frank J. Ready, John N. Rigas, William C. Rodruan and Stephen J. Senkowski is incorporated by reference from the 2000 Annual Report on Form 10-K, wherein it appears as Exhibit 10(iii)(k). * (SEC File No. 1-2116) Mr. Rodruan’s agreement differs in that Section 6.1(A) has been modified to provide for a two times multiplier.

No. 10.6	Change in Control Agreement and Indemnification Agreement with Michael D. Lockhart, dated August 7, 2000 are incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, wherein they appeared as Exhibits 10(e) and 10(f), respectively. * (SEC File No. 000-50408)

No. 10.7	Bonus Replacement Retirement Plan, dated as of January 1, 1998, as amended, is incorporated by reference from the 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 10(iii)(m). * (SEC File No. 1-2116)

No. 10.8	Employment Agreement with Michael D. Lockhart dated August 7, 2000 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, wherein it appeared as Exhibit 10(a). * (SEC File No. 000-50408)

No. 10.9	Amendment to August 7, 2000 Employment Agreement with Michael D. Lockhart is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, wherein it appeared as Exhibit 10. * (SEC File No. 000-50408)

No. 10.10	Order Authorizing and Approving Retention Program for Key Employees and Approving Assumption of Executory Contracts and Change in Control Agreements, subject to provisions in the Order, dated April 18, 2001 is incorporated by reference from the 2001 Annual Report on Form 10-K, wherein it appeared as Exhibit 10(iii)(u).

No. 10.11	Hiring Agreement with F. Nicholas Grasberger III dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K on January 6, 2005, wherein it appeared as Exhibit 10.1. *

No. 10.12	Change in Control Agreement with F. Nicholas Grasberger III dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K on January 6, 2005, wherein it appeared as Exhibit 10.2. *

No. 10.13	Indemnification Agreement with F. Nicholas Grasberger III dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K on January 6, 2005, wherein it appeared as Exhibit 10.3. *

No. 10.14	Armstrong World Industries, Inc.’s Nonqualified Deferred Compensation Plan effective January 2005 is incorporated by reference from the 2005 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.29. *

No. 10.15	Schedule of Armstrong World Industries, Inc. Nonemployee Director Compensation is incorporated by reference from the 2006 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.19. *

No. 10.16	Agreement of Purchase and Sale between S-J Realty Management, LLC and Armstrong World Industries, Inc. dated December 5, 2005, is incorporated by reference from the Current Report filed on Form 8-K on January 30, 2006, wherein it appeared as Exhibit 10.1.

No. 10.17	Form of Long-Term Incentive Plan 2006 award letter regarding executive participation in the 2006 Long-Term Incentive Plan is incorporated by reference from the 2005 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.37. *

No. 10.18	Change in Control Agreement with Donald A. McCunniff dated March 13, 2006 is incorporated by reference from the Current Report filed on Form 8-K on March 14, 2006, wherein it appeared as Exhibit 10.1. *

No. 10.19	Indemnification Agreement with Donald A. McCunniff dated March 13, 2006 is incorporated by reference from the Current Report filed on Form 8-K on March 14, 2006, wherein it appeared as Exhibit 10.2. *

No. 10.20	Credit Agreement, dated as of October 2, 2006, by and among the Company, certain subsidiaries of the Company as guarantors, Bank of America, N.A., as Administrative Agent, the other lenders party thereto, JP Morgan Chase Bank, N.A. and Barclays Bank PLC, as Co-Syndication Agents and LaSalle Bank National Association and the Bank of Nova Scotia, as Co-Documentation Agents, is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.1.

No. 10.21	The Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust Agreement dated as of October 2, 2006, by and among Armstrong World Industries, Inc. and, as trustees, Anne M. Ferazzi, Harry Huge, Paul A. Knuti, Lewis R. Sifford and Thomas M. Tully is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.2.

No. 10.22	Stockholder and Registration Rights Agreement, dated as of October 2, 2006, by and between Armstrong World Industries, Inc. and the Armstrong World Industries, Inc. Asbestos Personal Injury Asbestos Trust is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.3.

No. 10.23	Armstrong World Industries, Inc. 2006 Long-Term Incentive Plan is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.4.*

No. 10.24	Form of Armstrong World Industries, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.5. *

No. 10.25	Form of Armstrong World Industries, Inc. 2006 Long-Term Incentive Plan Restricted Stock Award Agreement is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.6. *

No. 10.26	Form of Armstrong World Industries, Inc. 2006 Long-Term Incentive Plan notice of restricted stock and/or option award is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.7. *

No. 10.27	Form of Indemnification Agreement for certain officers and directors of Armstrong World Industries, Inc. is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.8. The Schedule of Participating Directors and Officers is incorporated by reference from the 2006 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.33. *

No. 10.28	2006 Director Phantom Stock Unit Plan is incorporated by reference from the Current Report on Form 8-K dated October 23, 2006, wherein it appeared as Exhibit 10.1. *

No. 10.29	2006 Director Phantom Stock Unit Agreement granting an initial award of phantom stock units is incorporated by reference from the Current Report on Form 8-K dated October 23, 2006, wherein it appeared as Exhibit 10.2. The Schedule of Participating Directors is incorporated by reference from the 2006 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.35. *

No. 10.30	Form of Armstrong World Industries, Inc. 2007 Annual Award Agreement under 2006 Director Phantom Stock Unit Plan and Schedule of Participating Directors are

incorporated by reference from the Current Report on Form 8-K dated October 22, 2007, wherein they appeared as Exhibit 10.1 and Exhibit 10.2, respectively. *

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

Date: November 5, 2007

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