Form 10-K
period 2007-12-31
ARMSTRONG WORLD INDUSTRIES INC
filed 2008-02-29
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Yes  ☒        No ☐

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

Large accelerated filer    ☒    Accelerated filer ☐    Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐        No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  ☒        No ☐

The aggregate market value of the Common Stock of Armstrong World Industries, Inc. held by non-affiliates based on the closing price ($50.15 per share) on the New York Stock Exchange (trading symbol AWI) on June 30, 2007, was approximately $975 million. As of February 21, 2007, the number of shares outstanding of registrant’s Common Stock was 56,870,880.

Documents Incorporated by Reference

None

Uncertainties Affecting Forward-Looking Statements

Our disclosures here and in other public documents and comments contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Those statements provide our future expectations or forecasts, and can be identified by our use of words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “outlook,” etc. in discussions of future operating or financial performance, the outcome of contingencies such as liabilities or legal proceedings, or our ability to pay any dividends or take any particular corporate action.

Any of our forward-looking statements may turn out to be wrong. Our actual future results, or our ability to pay any dividend or take any particular corporate action, may differ materially. Forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We undertake no obligation to update any forward-looking statement.

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

Our business strategy focuses on providing value to customers through product innovation, product quality and customer service. In our businesses, these factors are the primary determinants of market share gain or loss. Our objective is to ensure that anyone buying a hard surface floor or ceiling can find an Armstrong product that meets his or her needs. Our cabinet strategy is more focused – on stock cabinets in select geographic markets. In these segments, we have the same objectives: high quality, good customer service and products that meet our customers’ needs. Our markets are very competitive, which limits our pricing flexibility. This requires that we increase our productivity each year – both in our plants and in our administration of the businesses.

We maintain a website at http://www.armstrong.com. Information contained on our website is not incorporated into this document. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports and other information about us are available free of charge through this website as soon as reasonably practicable after the reports are electronically filed with the Securities and Exchange Commission (“SEC”). These materials are also available from the SEC’s website at www.sec.gov.

On December 6, 2000, AWI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in order to use the court-supervised reorganization process to achieve a resolution of AWI’s asbestos-related liability. On October 2, 2006, AWI’s plan of reorganization (the “POR”), as confirmed by the U.S. District Court for the District of Delaware by order dated August 18, 2006, became effective, and AWI emerged from Chapter 11. See Note 1 to the Consolidated Financial Statements for additional information about AWI’s Chapter 11 case.

In connection with its emergence from bankruptcy on October 2, 2006 (the “Effective Date”), AWI adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Adopting fresh-start reporting has resulted in material adjustments to the historical carrying amount of reorganized Armstrong’s assets and liabilities. See Note 3 to the Consolidated Financial Statements for more information. As a result, our post-emergence financial statements are not comparable to our pre-emergence financial statements. Despite the lack of comparability, we have combined the 2006 results of the Predecessor Company (which represent the first nine months of 2006 and include the impact of emergence) with the results of the Successor Company (which represent the last three months of 2006) to facilitate the year-to-year discussion of operating results in certain sections of this Form 10-K. The combined financial information for 2006 is merely cumulative and does not give pro forma effect to the Predecessor’s results as if the consummation of the POR and the related fresh-start reporting and other adjustments had occurred at the beginning of the period presented. Combining pre-emergence and post-emergence results is not in accordance with U.S. generally accepted accounting principles (“GAAP”).

Reportable Segments

Resilient Flooring — produces and sources a broad range of floor coverings primarily for homes and commercial and institutional buildings. Manufactured products in this segment include vinyl sheet, vinyl tile, linoleum flooring, automotive carpeting and other specialized textile floor products. In addition, our Resilient Flooring segment sources and sells laminate flooring products, ceramic tile products, adhesives, installation and maintenance materials and accessories. Resilient Flooring products are offered in a wide variety of types, designs and colors. We sell these products to wholesalers, large home centers, retailers, contractors and to the manufactured homes industry.

Wood Flooring — produces and sources wood flooring products for use in new residential construction and renovation, with some commercial applications in stores, restaurants and high-end offices. The product offering includes pre-finished solid and engineered wood floors in various wood species, and related accessories. Virtually all of our Wood Flooring’s sales are in North America. Our Wood Flooring products are generally sold to independent wholesale flooring distributors and large home centers. Our products are principally sold under the brand names Bruce®, Hartco®, Robbins®, Timberland®, Armstrong™, HomerWood® and Capella®.

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

Unallocated Corporate - includes assets and expenses that have not been allocated to the business units. Unallocated Corporate assets are primarily deferred income tax assets, cash and cash equivalents, the Armstrong brand name and the U.S. prepaid pension cost. Expenses for our corporate departments and certain benefit plans are allocated to the reportable segments based on known metrics, such as time reporting, headcount, square-footage or net sales. The remaining expenses, which cannot be attributable to the reportable segments without a high degree of generalization, are reported in Unallocated Corporate.

The following chart illustrates the breakdown of our consolidated net sales for the year ended December 31, 2007 by segment:

2007 Consolidated Net Sales by Segment

(in millions)

See Note 4 to the Consolidated Financial Statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K for additional financial information on our reportable segments.

Markets

The major markets in which we compete are:

North American Residential. Approximately 45% of our total consolidated net sales are for North American residential use. Our Resilient Flooring, Wood Flooring, Building Products and Cabinets segments sell products for use in the home. Homeowners have a multitude of finishing solution options for every room in their house. For flooring, they can choose from our vinyl and wood products, for which we are North America’s largest provider, or from our laminate and ceramic products. We compete directly with other domestic and international suppliers of these products. Our flooring products also compete with carpet, which we do not offer. Our ceiling products compete against mineral fiber and fiberglass products from other manufacturers, as well as drywall. In the kitchen and bath areas, we compete with thousands of other cabinet manufacturers that include large diversified corporations as well as small local craftsmen.

Our products are used in new home construction and existing home renovation work. Industry estimates are that existing home renovation (also known as replacement / remodel) work represents approximately two-thirds of the total North American residential market opportunity. Key U.S. statistics that indicate market opportunity include existing home sales (a key indicator for renovation opportunity), housing starts, housing completions, interest rates and consumer confidence. For our Resilient Flooring and Wood Flooring products, we believe there is some longer-term correlation between these statistics and our revenue, after reflecting a lag period between change in construction activity and our operating results of several months. However, we believe that consumers’ preferences for product type, style, color, availability and affordability also significantly impact our revenue. Further, changes in inventory levels and product focus at national home centers, which are our largest customers, can also significantly impact our revenue. Sales of our ceiling products for residential use appear to follow the trend of existing home sales, with a several month lag period between change in existing home sales and our related operating results.

North American Commercial. Approximately 30% of our total consolidated net sales are for North American commercial use. Many of our products, primarily ceilings and Resilient Flooring, are used in commercial and institutional buildings. Our revenue opportunities come from new construction as well as renovation of existing buildings. Renovation work is estimated to represent approximately three-fourths of the total North American commercial market opportunity. Most of our revenue comes from four major segments of commercial building – office, education, retail and healthcare. We monitor U.S. construction starts (an indicator of U.S. monthly construction activity that provides us a reasonable indication of upcoming opportunity) and follow new projects. We have found that our revenue from new construction can lag behind construction starts by as much as one year. We also monitor office vacancy rates, GDP and general employment levels, which can indicate movement in renovation and new construction opportunities. We believe that these statistics, taking into account the time-lag effect, provide a reasonable indication of our future revenue opportunity from commercial renovation and new construction.

Outside of North America. The geographies outside of North America account for about one-fourth of our total consolidated net sales. Most of our revenues generated outside of North America are in Europe and are commercial in nature. For the countries in which we have significant revenue, we monitor various national statistics (such as GDP) as well as known new projects. Revenues come primarily from new construction and renovation work.

The following table provides an estimate of our segments’ 2007 net sales, by major markets.

(Estimated percentages of individual segment’s sales)	North American Residential	North American Commercial	Outside of North America	Total
Resilient Flooring	35%	30%	35%	100%
Wood Flooring	95%	5%	-	100%
Building Products	10%	50%	40%	100%
Cabinets	100%	-	-	100%

Geographic Areas

We sell our products in more than 80 countries. Approximately 74% of our 2007 revenue was derived from sales in the Americas, the vast majority of which came in the United States and Canada. The following chart illustrates the breakdown of our consolidated net sales for the year ended December 31, 2007 by region, based on where the sale was made:

2007 Consolidated Net Sales by Geography

(in millions)

See Note 4 to the Consolidated Financial Statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K for financial information by geographic areas.

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

The following charts illustrate the estimated breakdown of our 2007 consolidated net sales geographically by distribution channel:

Net sales to The Home Depot, Inc. were $364.1 million in 2006 and $384.1 million in 2005, which was in excess of 10% of our consolidated net sales for those years. Net sales to The Home Depot were less than 10% of consolidated net sales in 2007. Net sales to The Home Depot were recorded in our Resilient Flooring, Wood Flooring and Building Products segments. No other customers accounted for 10% or more of our total consolidated net sales.

Product Array and Impact on Performance

Each of our businesses offers a wide assortment of products that are differentiated by style/design and by performance attributes. Pricing for products within the assortment vary according to the level of value they provide. Changes in the relative quantity of products purchased at the different value points can impact year-to-year comparisons of net sales and operating income. Where significant, we discuss the impact of these relative changes as “product mix,” “customer mix” or “geographic mix” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Competition

There is strong competition in all of our businesses. Principal methods of competition include product performance, product styling, service and price. Competition in North America comes from both domestic and international manufacturers. Additionally, some of our products compete with alternative products or finishing solutions. Our resilient, laminate and wood flooring products compete with carpet products, and our ceiling products compete with drywall and exposed structure (also known as open plenum). There is excess industry capacity for certain products in some geographies, which tends to increase price competition. The following companies are our primary competitors:

Flooring segments – Amtico International, Inc., Balta Industries, N.V., Beaulieu International Group, N.V., Congoleum Corporation, Faus, Inc., Forbo Holding AG, Gerflor Group, Interface, Inc., Krono Holding AG, Mannington Mills, Inc., Mohawk Industries, Inc., Pfleiderer AG, Shaw Industries, Inc., Tarkett AG and Wilsonart International.

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

Cabinets – American Woodmark Corporation, Fortune Brands, Inc. and Masco Corporation.

Raw Materials

Raw materials essential to our businesses are purchased worldwide in the ordinary course of business from numerous suppliers. The principal raw materials used in each business include the following:

Business	Principal Raw Materials

Resilient Flooring	Polyvinylchloride (“PVC”) resins and films, plasticizers, backings, limestone, pigments, linseed oil, inks and stabilizers

Wood Flooring	Hardwood lumber, veneer, coatings and stains

Building Products	Mineral fibers, perlite, waste paper, clays, starches and steel used in the production of metal ceilings and for our joint venture’s manufacturing of ceiling grids

Cabinets	Lumber, veneer, plywood, particleboard, fiberboard and components, such as doors and hardware

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

Sourced Products

Some of the products that we sell are sourced from third parties. The primary sourced products include laminate, wood flooring, vinyl sheet and tile and ceramic products, specialized ceiling products, and installation-related products and accessories for some of our manufactured products. We purchase some of our sourced products from suppliers that are located outside of the U.S, primarily from Asia and Europe. Sales of sourced products represented approximately 10% to 15% of our total consolidated revenue in 2007, 2006 and 2005.

In general, we believe we have adequate supplies of sourced products. However, we cannot guarantee that a significant shortage will not occur.

Hedging

We use financial instruments to hedge the following exposures: sourced product purchases denominated in foreign currency, cross-currency intercompany loans and energy. We use derivative financial instruments as risk management tools and not for speculative trading purposes. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Note 20 to the Consolidated Financial Statements of this Form 10-K for more information.

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

Certain of our trademarks, including without limitation, house marks , Armstrong™, Bruce®, Hartco®, Robbins®, Timberland®, Capella®, HomerWood® and DLW™, and product line marks Allwood™, Arteffects®, Axiom®, Cirrus®, Corlon®, Cortega®, Designer Solarian®, Dune™, Excelon®, Fundamentals® , Infusions®, Medintech®, Natural Creations®, Natural Inspirations®, Nature’s Gallery®, Optima®, Rhinofloor®, Sahara™, Scala®, Second Look®, Solarian®, SoundScapes®, ToughGuard® and Ultima® are important to our business because of their significant brand name recognition. Trademark protection continues in some countries as long as the mark is used, and continues in other countries as long as the mark is registered. Registrations are generally for fixed, but renewable, terms.

Employees

As of December 31, 2007, we had approximately 12,900 full-time and part-time employees worldwide, with approximately 9,300 employees located in the United States. Approximately 8,600 of the 12,900 are production and maintenance employees, of whom approximately 6,600 are located in the U.S. Approximately 67% of the production and maintenance employees in the U.S. are represented by labor unions. This percentage includes all production and maintenance employees at our plants and warehouses where labor unions exist. Outside the U.S., most of our production employees are covered by either industry-sponsored and/or state-sponsored collective bargaining mechanisms.

Research & Development

Research and development (“R&D”) activities are important and necessary in helping us improve our products’ competitiveness. Principal R&D functions include the development and improvement of products and manufacturing processes. We spent $43.8 million in 2007, $43.8 million in 2006 and $42.4 million in 2005 on R&D activities worldwide.

Environmental Matters

Most of our manufacturing and certain of our research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. We make expenditures necessary for compliance with applicable environmental requirements at each of our operating facilities.

We are actively involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and similar state “Superfund” laws at four off-site locations. We have also been investigating and/or remediating environmental contamination allegedly resulting from past industrial activity at five domestic and five international current or former plant sites. Certain of AWI’s environmental liabilities were discharged through its Chapter 11 Case while others were not. Those environmental obligations that AWI has with respect to property that it owns or operates or for which a non-debtor subsidiary is liable were unaffected by the Chapter 11 Case. Therefore, AWI and its subsidiaries are required to continue meeting their ongoing environmental compliance obligations at such properties.

Liabilities of $7.0 million and $5.9 million at December 31, 2007 and December 31, 2006, respectively, were for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made.

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

We try to reduce both the likelihood that these risks will affect our businesses and their potential impact. But, no matter how accurate our foresight, how well we evaluate risks, and how effective we are at mitigating them, it is still possible that one of these problems or some other issue could have serious consequences for us, up to and including a materially adverse effect. See related discussions in this document and our other SEC filings for more details and subsequent disclosures.

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

Raw materials and sourced product issues

The cost and availability of raw materials, packaging materials, energy and sourced products are critical to our operations. For example, we use substantial quantities of natural gas, petroleum-based raw materials, hardwood lumber and mineral fiber in our manufacturing operations. The cost of some items has been volatile in recent years and availability has sometimes been tight. We source some materials from a limited number of suppliers, which, among other things, increases the risk of unavailability. Limited availability could cause us to reformulate products or to limit our production. The impact of increased costs is greatest where our ability to pass along increased costs through price increases on our products is limited, whether due to competitive pressures or other factors.

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

Labor contracts

Most of our manufacturing employees are represented by unions and are covered by collective bargaining or similar agreements that must be periodically renegotiated. Although we anticipate that we will reach new contracts as current ones expire, our negotiations may result in a significant increase in our costs. Failure to reach new contracts could lead to work stoppages, which could hurt production, revenues, profits and customer relations.

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

We produce and market Armstrong products and services throughout the world, operating 40 manufacturing plants in 10 countries as of December 31, 2007. Three of our plants are leased and the remaining 37 are owned. We have 25 plants located throughout the United States. In addition, we have an interest through our WAVE joint venture in seven additional plants in five countries.

Business Segment	Number of Plants	Location of Principal Facilities
Resilient Flooring	13	U.S. (California, Illinois, Mississippi, Oklahoma, Pennsylvania), Australia, Canada, Germany, Sweden and the U.K.

Wood Flooring	11	U.S. (Arkansas, Kentucky, Mississippi, Missouri, North Carolina, Pennsylvania, Tennessee, Texas, West Virginia)

Building Products	14	U.S. (Alabama, Florida, Georgia, Oregon, Pennsylvania), China, France, Germany and the U.K.

Cabinets	2	U.S. (Nebraska and Pennsylvania)

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

ITEM 3. LEGAL PROCEEDINGS

See Note 32 to the Consolidated Financial Statements, which is incorporated herein by reference, for a full description of our legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of 2007.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

Executive Officer Information

The following information is current as of February 28, 2008. Each executive officer serves a one-year term until reelected or until his earlier death, resignation, retirement or removal.

Michael D. Lockhart

Age 58; Director since November 2000 and Chairman of the Board and Chief Executive Officer since March 2001. Chairman and Chief Executive Officer of our former holding company from August 2000 – December 2007. Mr. Lockhart previously served as Chairman and Chief Executive Officer of General Signal (a diversified manufacturer) headquartered in Stamford, Connecticut from September 1995 until it was acquired in October 1998. He joined General Signal as President and Chief Operating Officer in September 1994. From 1981 until 1994, Mr. Lockhart worked for General Electric in various executive capacities in the GE Credit Corporation (now GE Capital), GE Transportation Systems and GE Aircraft Engines.

F. Nicholas Grasberger, III

Age 44; Senior Vice President and Chief Financial Officer since January 2005. Previously Vice President and Chief Financial Officer of Kennametal, Inc. (a manufacturer of cutting tools and wear parts) August 2000 – December 2004. Formerly employed at H. J. Heinz (a global U.S. based food company) for eleven years, his last title being Treasurer.

Donald A. McCunniff

Age 50; Senior Vice President, Human Resources since March 2006. Previously Vice President Human Resources, Corporate, Honeywell International. Joined Honeywell in 1995 and served in various senior level Human Resources positions in Defense and Space, Electronics, Process Automation, and Aircraft Landing Systems.

Frank J. Ready

Age 46; President and Chief Executive Officer, North American Flooring Operations since June 2004. Previously Senior Vice President, Sales and Marketing, July 2003 – June 2004; Senior Vice President, Operations, December 2002 – July 2003; Senior Vice President, Marketing, June 2000 – December 2002.

John N. Rigas

Age 59; Senior Vice President and General Counsel since November 2000. Previously Deputy General Counsel-Litigation, March 1999 – November 2000; worked for Dow Corning Corporation (specialty chemical company) October 1982 – March 1999, his last title being Senior Managing Counsel.

William C. Rodruan

Age 53; Vice President and Controller since July 1999. Previously Director, Corporate Transformation and Shared Services, February 1997 – July 1999, and Vice President of Finance, Corporate Retail Accounts July 1994 – February 1997.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Following AWI’s emergence from Chapter 11, AWI’s new common shares began trading on the New York Stock Exchange on October 10, 2006 under the ticker symbol “AWI”. As of February 21, 2007, there were approximately 800 holders of record of AWI’s Common Stock.

2007	First	Second	Third	Fourth	Total Year
Price range of common stock—high	$56.72	$ 57.48	$ 52.47	$ 44.28	$ 57.48
Price range of common stock—low	$41.55	$ 49.85	$ 35.04	$ 38.00	$ 35.04

2006
Price range of common stock—high	n/a	n/a	n/a	$ 42.50	$ 42.50
Price range of common stock—low	n/a	n/a	n/a	$ 30.00	$ 30.00

The above figures represent the high and low intra-day sale prices for our common stock as reported by the New York Stock Exchange.

There were no dividends declared or paid during 2007 or 2006.

No Company securities were repurchased by the Company during 2007 or 2006.

On February 25, 2008, our Board of Directors declared a special cash dividend of $4.50 per common share, payable on March 31, 2008, to shareholders of record on March 11, 2008. This special cash dividend will result in an aggregate payment to our shareholders of approximately $260 million, based on the number of common shares currently outstanding.

ITEM 6. SELECTED FINANCIAL DATA

	Successor Company		Predecessor Company
(Dollars in millions except for per-share data)	Year 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006(1)	Year 2005	Year 2004	Year 2003
Income statement data
Net sales	$ 3,549.7	$ 817.3	$ 2,608.6	$ 3,326.6	$ 3,279.1	$ 3,069.0
Cost of goods sold	2,685.3	660.4	2,028.7	2,651.8	2,654.4	2,461.4
Selling, general and administrative expenses	613.5	144.0	417.0	590.0	567.7	552.4
Charge for asbestos liability, net	–	–	–	–	–	81.0
Goodwill impairment	–	–	–	–	108.4	–
Restructuring charges, net	0.2	1.7	10.0	23.0	17.9	2.3
Equity (earnings) from joint ventures	(46.0)	(5.3)	(41.4)	(39.3)	(31.6)	(20.8)

Operating income (loss)	296.7	16.5	194.3	101.1	(37.7)	(7.3)
Interest expense	55.0	13.4	5.2	7.7	7.9	8.9
Other non-operating expense	1.4	0.3	1.0	1.5	3.1	5.7
Other non-operating (income)	(18.2)	(4.3)	(7.2)	(11.8)	(6.4)	(4.6)
Chapter 11 reorganization (income) costs, net	(0.7)	-	(1,955.5)	(1.2)	6.9	9.4
Income tax expense (benefit)	106.4	3.8	726.6	(1.2)	21.4	–

Earnings (loss) from continuing operations	152.8	3.3	1,424.2	106.1	(70.6)	(26.7)
Per common share – basic (a)	$ 2.73	$ 0.06	n/a	n/a	n/a	n/a
Per common share – diluted (a)	$ 2.69	$ 0.06	n/a	n/a	n/a	n/a
(Loss) earnings from discontinued operations	(7.5)	(1.1)	(68.4)	5.0	(9.1)	(12.6)

Net earnings (loss)	$ 145.3	$ 2.2	$ 1,355.8	$ 111.1	$(79.7)	$ (39.3)
Per common share – basic (a)	$ 2.59	$ 0.04	n/a	n/a	n/a	n/a
Per common share – diluted (a)	$ 2.56	$ 0.04	n/a	n/a	n/a	n/a
Dividends declared per share of common stock	n/a	n/a	n/a	n/a	n/a	n/a
Average number of common shares outstanding (in millions)	56.6	55.0	n/a	n/a	n/a	n/a
Average number of employees	13,500	14,500	14,700	14,900	15,400	15,800

Balance sheet data (end of period)
Working capital	$ 1,003.7	$ 854.6		$ 1,128.0	$985.8	$933.3
Total assets	4,649.9	4,159.9		4,606.0	4,609.4	4,647.8
Liabilities subject to compromise	-	1.3		4,869.4	4,870.9	4,863.2
Net long-term debt (b)	485.8	801.5		21.5	29.2	39.4
Shareholders’ equity (deficit)	2,437.2	2,164.5		(1,319.9)	(1,425.3)	(1,345.0)

(1) Reflects the effects of the Plan of Reorganization and fresh-start reporting. See Note 3 to the Consolidated Financial Statements.

Notes:

(a)	See definition of basic and diluted earnings per share in Note 2 of the Consolidated Financial Statements. The common stock of the Predecessor Company was not publicly traded.
(b)	Net long-term debt excludes debt subject to compromise for all periods presented.

Certain prior year amounts have been reclassified to conform to the current year presentation. See Note 2 to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891. When we refer to “we”, “our” and “us” in this report, we are referring to AWI and its subsidiaries. References in this report to “reorganized Armstrong” are to AWI as it was reorganized under the Plan of Reorganization (“POR”) on October 2, 2006, and its subsidiaries collectively. We use the term “AWI” when we are referring solely to Armstrong World Industries, Inc.

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

In connection with its emergence from bankruptcy on October 2, 2006 (the “Effective Date”), AWI adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Adopting fresh-start reporting has resulted in material adjustments to the historical carrying amount of reorganized Armstrong’s assets and liabilities. See Note 3 to the Consolidated Financial Statements for more information. As a result, our post-emergence financial statements are not comparable to our pre-emergence financial statements. Despite the lack of comparability, we have combined the 2006 results of the Predecessor Company (which represent the first nine months of 2006 and include the impact of emergence) with the results of the Successor Company (which represent the last three months of 2006) to facilitate the year-to-year discussion of operating results in certain sections of this Form 10-K, including relevant portions of Management’s Discussion and Analysis. The combined financial information for 2006 merely combines the Predecessor and Successor periods and does not give pro forma effect to the Predecessor’s results as if the consummation of the POR and the related fresh-start reporting and other adjustments had occurred at the beginning of the period presented. Combining pre-emergence and post-emergence results is not in accordance with GAAP.

We maintain a website at http://www.armstrong.com. Information contained on our website is not necessarily incorporated into this document. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports and other information about us are available free of charge through this website as soon as reasonably practicable after the reports are electronically filed with the Securities and Exchange Commission (“SEC”). These materials are also available from the SEC’s website at www.sec.gov.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

OVERVIEW

We are a leading global producer of flooring products and ceiling systems for use primarily in the construction and renovation of residential, commercial and institutional buildings. Through our United States (“U.S.”) operations and U.S. and international subsidiaries, we design, manufacture and sell flooring products (primarily resilient and wood) and ceiling systems (primarily mineral fiber, fiberglass and metal) around the world. We also design, manufacture and sell kitchen and bathroom cabinets in the U.S. As of December 31, 2007 we operated 40 manufacturing plants in 10 countries, including 25 plants located throughout the U.S. Through WAVE, our joint venture with Worthington Industries, Inc., we also have an interest in 7 additional plants in 5 countries that produce suspension system (grid) products for our ceiling systems.

We report our financial results through the following segments: Resilient Flooring, Wood Flooring, Building Products, Cabinets and Unallocated Corporate. See “Results of Operations” and “Reportable Segment Results” for additional financial information on our consolidated company and our segments.

Our consolidated net sales for 2007 were $3.5 billion, approximately 4% greater than combined consolidated net sales in 2006. Operating income was $296.7 million in 2007, as compared to $210.8 million in 2006. Cash and cash equivalents increased by $250.5 million in 2007 compared to a $338.4 million decrease in 2006. In 2007:

•	Building Products generated record sales and operating income, despite modest slowing in the U.S. commercial markets toward the end of the year.

•

Wood Flooring sales declines reflect a significant exposure to new residential housing activity. Operating income benefited from the impact of fresh-start reporting and from manufacturing efficiencies that partially offset the impact of lower sales and higher raw material costs.

•

Despite declines in the residential U.S. housing market, a strong start to the year drove modestly higher sales for Cabinets. Operating income increased primarily due to a large insurance settlement related to a warehouse fire.

•

For Resilient Flooring, growth in international sales and substantial improvement in Americas’ manufacturing and selling, general and administrative (“SG&A”) efficiencies drove significantly higher operating income on roughly flat sales.

•

Corporate Unallocated expense increased by $9 million, primarily due to the impact of costs related to our review of strategic alternatives and Chapter 11 related post-emergence expenses, partially offset by the impact of fresh-start reporting.

Factors Affecting Revenues

For an estimate of our segments’ 2007 net sales by major markets, see “Markets” in Item 1. Business of this Form 10-K.

Markets. We compete in building material markets around the world. The majority of our sales are in North America and Europe. During 2007, these markets experienced the following:

•

In 2007, housing starts in the North American residential market declined nearly 23% to 1.57 million units (at seasonally adjusted and annualized rates). The Canadian housing activity was flat at 0.23 million units, while the U.S. accounted for almost the entirety of the overall decline, falling 25.8% in 2007 to 1.34 million units started versus 1.81 million in 2006. Housing completions in the U.S. decreased by 23.9% in 2007 with approximately 1.514 million units completed. The sales of existing homes continued to fall in 2007, and registered a 12.8% decrease for the entire year over 2006, to 5.68 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

U.S. retail sales through building materials, garden equipment and supply stores (an indicator of home renovation activity) decreased 1.7% in 2007 over sales levels in 2006, according to figures from the U.S. Census Bureau. This reflects the overall weakness in the housing market, and we do not expect improvement in this area until housing sales stabilize.

•

The North American commercial market strengthened in 2007 with construction completions in the office, healthcare, retail and education segments increasing by approximately 15.7%, 9.7%, 5.7% and 11.0%, respectively, in nominal dollar terms.

•	Markets in Western European countries experienced modest growth, while Eastern European markets continued to grow.

•	Growth continued across most Pacific Rim markets.

Quality and Customer Service. Our quality and customer service are critical components of our total value proposition. In 2007, we experienced no significant quality or customer service issues.

Pricing Initiatives. We periodically modify prices in response to changes in costs for raw materials and energy, and to market conditions and the competitive environment. The net impact of these pricing initiatives improved sales in 2007 compared to 2006.

The most significant of these pricing actions were:

•	Resilient Flooring implemented price increases on selected products in 2007.

•	Wood Flooring had no significant pricing actions in 2007.

•	Building Products implemented price increases in Europe in February 2007 and in North America in June and December 2007.

•	Cabinets implemented a February 2007 price increase.

In certain cases, realized price increases are less than the announced price increases because of competitive reactions and changing market conditions.

We estimate pricing actions increased our total consolidated net sales in 2007 compared to 2006 by approximately $60 million.

Mix. Each of our businesses offers a wide assortment of products that are differentiated by style/design and by performance attributes. Pricing for products within the assortment varies according to the level of value they provide. Changes in the relative quantity of products purchased at the different value points can impact year-to-year comparisons of net sales and operating income. We estimate mix changes increased our total consolidated net sales in 2007 compared to 2006 by approximately $60 million.

Factors Affecting Operating Costs

Operating Expenses. Our operating expenses consist of direct production costs (principally raw materials, labor and energy) and manufacturing overhead costs, costs to purchase sourced products and SG&A expenses.

Our largest individual raw material expenditures are for lumber and veneers, PVC resins and plasticizers. Natural gas is also a significant input cost. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. In 2007 the net impact of these input costs was approximately $35 million higher than in the same period of the previous year.

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

These initiatives have been fully implemented, and we do not expect to incur additional expenses in future periods for these initiatives. We have realized our projected annual cost savings of approximately $58 million, when compared to the 2004 cost baseline. These projected savings were not fully realized until 2007.

We did not initiate any additional manufacturing or organizational programs in 2005.

In 2006 we announced that we would cease production at our Wood Flooring manufacturing plant in Nashville, Tennessee.

We incurred $0.2 million of restructuring charges in the Building Products segment in 2007 to implement the above cost reduction initiatives.

We incurred the following net expenses in 2006 to implement these cost reduction initiatives:

	Cost of Goods Sold	SG&A	Restructuring Charges	Total Expenses
Resilient Flooring	$ 10.1	$ 7.4	$ 9.9	$ 27.4
Wood Flooring	0.7	-	1.4	2.1
Building Products	0.2	-	0.5	0.7
Cabinets	-	-	-	-
Corporate Unallocated	-	-	(0.1)	(0.1)

Total Consolidated	$ 11.0	$ 7.4	$ 11.7	$ 30.1

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

We incurred the following net expenses in 2005 due to implementing these cost reduction initiatives:

	Cost of Goods Sold	Restructuring Charges	Total Expenses
Resilient Flooring	$ 12.7	$ 16.2	$ 28.9
Wood Flooring	13.9	0.1	14.0
Building Products	1.6	6.3	7.9
Cabinets	1.2	0.4	1.6
Corporate Unallocated	-	-	-

Total Consolidated	$ 29.4	$ 23.0	$ 52.4

Cost of goods sold includes $14.3 million of fixed asset impairments, $7.1 million of accelerated depreciation and $8.0 million of other related costs in 2005.

See Note 15 to the Consolidated Financial Statements for more information on restructuring charges.

On-going Cost Improvements. In addition to the above-mentioned cost reduction programs we have an ongoing focus on continually improving our cost structure. As a result of these cost reduction initiatives and our on-going improvement efforts, we have realized significant reductions in our manufacturing conversion costs.

Fresh Start Reporting. In connection with its emergence from bankruptcy on October 2, 2006, AWI adopted fresh-start reporting. For administrative convenience, we selected September 30, 2006, following the close of business, as the date to adopt fresh-start reporting. See Note 3 to the Consolidated Financial Statements for more information.

Adopting fresh-start reporting resulted in material adjustments to the historical carrying amount of reorganized Armstrong’s assets and liabilities. Certain of these adjustments impacted our statements of earnings for the periods following emergence, through changes in depreciation and amortization, costs for benefit plans, costs for hedging-related activity, inventory-related costs and WAVE expenses. In 2006, fresh-start reporting impacted fourth quarter earnings. Fresh-start reporting impacted all periods in 2007, with the fourth quarter’s impact being different than the first three quarters due to the revisions made to the fresh-start balance sheet based upon filing our federal income tax return in September 2007 (see Note 3 to the Consolidated Financial Statements for more information). Please see page 34 for the dollar impact of fresh-start reporting by operating expense type for each period.

Employee Benefits. We recorded a pre-tax charge of $16.9 million in the fourth quarter of 2005 in cost of goods sold ($11.4 million) and SG&A ($5.5 million), related to changes made to the U.S. defined benefit pension plan. The changes were considered a curtailment under SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“FAS 88”).

Review of Strategic Alternatives. On February 15, 2007, we announced that we had initiated a review of our strategic alternatives. On February 29, 2008, we announced that we have completed the strategic review process after extensive evaluation of alternatives, including a possible sale of our individual businesses and the entire company. The Board of Directors concluded that it is in the best interest of Armstrong and its shareholders to continue to execute our strategic operating plan under our current structure as a publicly traded company. We anticipate payments to advisors in conjunction with this conclusion will cost approximately $4.5 million in 2008.

See also “Results of Operations” for further discussion of other significant items affecting operating costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Factors Affecting Cash Flows

Typically, we generate cash in our operating activities, excluding the effects of our emergence from Chapter 11 in 2006. The amount of cash generated in a period is dependent on a number of factors, including the amount of operating profit generated, the amount of working capital (such as inventory, receivables and payables) required to operate our businesses and investments in property, plant & equipment and computer software (“PP&E”).

During 2007, our cash and cash equivalents increased by $250.5 million, as net cash from operating activities, including distributions from WAVE of $117.5 million and net U.S. federal income tax refunds of $209.1 million, more than offset net cash used for investing activities and for $300 million of voluntary debt principal prepayments. This compared to a cash and cash equivalents decrease of $338.4 million in 2006, which was primarily due to $1.1 billion of Chapter 11 emergence-related payments to creditors, partially offset by $800 million from new debt.

Deferred Income Taxes

Our Consolidated Balance Sheet as of December 31, 2007 includes deferred income tax assets of $972.7 million (see Note 16 to the Consolidated Financial Statements). Included in these amounts were deferred tax assets of $407.1 million and $66.3 million, respectively, relating to federal and state net operating loss carryforwards. These net operating losses arose in 2006 as a result of the amounts paid to the Asbestos Personal Injury Settlement Trust (“Asbestos PI Trust”). We have concluded, based on the weight of available evidence, that all but $9.1 million of these income tax benefits are more likely than not to be realized in the future. This amount represents a decrease of $14.5 million from the valuation allowances previously recorded with respect to these income tax benefits as of December 31, 2006.

In arriving at this conclusion, we considered the profit before tax generated for the years 1996 through 2007, as well as future reversals of existing taxable temporary differences and projections of future profit before tax. The federal income tax deduction resulting from the amounts paid to the Asbestos PI Trust created a net operating loss in 2006. Under the Internal Revenue Code, a net operating loss resulting from the payment of asbestos claims, including payments to the Asbestos PI Trust, can be carried back and offset against our federal taxable income in either the two or the ten preceding years, generating a refund of taxes paid for those years. We had assumed a two-year carryback for purposes of calculating the income tax provision for 2006. We continued to evaluate the carryback alternatives prior to filing our federal income tax return in September, 2007. The completed analysis indicated that the net present value from a ten-year carryback was modestly more than that from a two-year carryback, so we filed a ten-year carryback. Since the realizable book value of the net operating loss based on a ten-year carryback is lower than the calculation based upon a two-year carryback, the fresh–start balance sheet was revised to reflect the ten-year value. See Note 3 to the Consolidated Financial Statements for more information.

In addition, any loss remaining after carryback is available as a carryforward adjustment to reduce income taxes payable in future tax years. If certain specified changes occur in our ownership, there could be an annual limitation on the amount of the carryforwards that can be utilized. However, we cannot anticipate this change in assessing our valuation allowances. As a result, it is more likely than not that we will realize the federal deferred income tax asset value relating to these carryforwards.

In contrast to the results under the Internal Revenue Code, most states do not allow the carryback of a net operating loss in any significant amount. As a result, most of the state income tax benefits resulting from the amounts paid to the Asbestos PI Trust will be realized through a reduction of future state income tax liabilities by offsetting the net operating losses resulting from our payments to the Asbestos PI Trust against future state taxable income. Based on projections of future taxable income (consistent with historical results and anticipated future trends), for the loss carryforward periods allowed under current state income tax laws (generally five to twenty years) in the states in which we conduct business operations, we have concluded that all but $9.1 million of the $66.3 million of deferred state income tax benefits relating to our state net operating loss carryforwards is more likely than not to be realized.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

We estimate we will need to generate future taxable income of approximately $1,163.2 million for federal income tax purposes, and $1,392.3 million for state income tax purposes in order to fully realize these deferred income tax assets.

Employees

As of December 31, 2007, we had approximately 12,900 full-time and part-time employees worldwide. This compares to approximately 14,500 employees as of December 31, 2006. The decline reflects the sale of our European Textiles and Sports Flooring business in April 2007 and headcount reductions as part of ongoing cost reduction efforts, primarily in the wood flooring segment.

During 2007, we negotiated two collective bargaining agreements and none of our locations experienced work stoppages. On December 31, 2007 the labor contract covering approximately 140 production employees at our Montreal resilient flooring plant expired. Management and labor are presently negotiating, and neither party believes a work stoppage is likely. Throughout 2008, collective bargaining agreements covering approximately 1,200 employees at six plants are scheduled to expire.

CRITICAL ACCOUNTING ESTIMATES

In preparing our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”), we are required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an on-going basis, using relevant information from inside and outside the Company. We believe that our estimates and assumptions are reasonable. However, actual results may differ from what was estimated and could have a significant impact on the financial statements.

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

Under fresh-start reporting, a reorganization value is determined and allocated to our net assets based on their relative fair values in a manner similar to the accounting provisions applied to business combinations under Statement of Financial Accounting Standards No. 141, Business Combinations. The estimates and assumptions used to derive the reorganization value and allocation of value to balance sheet accounts are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Modification to these assumptions could have significantly changed the reorganization value, and hence the resultant fair values of our assets and liabilities. Adjustments to the allocation of value to the balance sheet accounts could be made in future periods for tax-related items (see “Income Taxes” below).

The adoption of fresh-start reporting had a material effect on our Consolidated Financial Statements and was based on assumptions that employed a high degree of judgment. See Notes 1 and 3 to the Consolidated Financial Statements for further information relative to our reorganization and the assumptions used to value reorganized Armstrong.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

U.S. Pension Credit and Postretirement Benefit Costs – We maintain pension and postretirement plans throughout the world, with the most significant plans located in the U.S. The U.S. defined benefit pension plans were closed to new salaried and salaried production employees on January 1, 2005. We also froze benefits for certain non-production salaried employees effective February 28, 2006. Our defined benefit pension and postretirement benefit costs are developed from actuarial valuations. These valuations are calculated using a number of assumptions. Each assumption represents management’s best estimate of the future. The assumptions that have the most significant impact on reported results are the discount rate, the estimated long-term return on plan assets and the estimated inflation in health care costs. These assumptions are generally updated annually. However, we also updated each of these assumptions and adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as part of adopting fresh-start reporting in accordance with SOP 90-7.

The discount rate is used to determine retirement plan liabilities and to determine the interest cost component of net periodic pension and postretirement cost. Management utilizes the yield for Moody’s AA-rated long-term corporate bonds as the primary basis for determining the discount rate. The duration of the securities underlying the Moody’s AA-rated bond index is reasonably comparable to the duration of our retirement plan liabilities based on our review of the Hewitt yield curve. As of December 31, 2007, we assumed a discount rate of 5.85% compared with a discount rate of 5.75% as of December 31, 2006 for the U.S. plans. This increase is consistent with the increase in U.S. corporate bond yields during the year. The effects of the increased discount rate will be amortized against earnings as described below. A one-quarter percentage point decrease in the discount rate to 5.60% would increase 2008 operating income by $0.6 million, as the resulting decrease in the interest cost component of the pension expense calculation would more than offset the increased service cost component. A one-quarter percentage point increase in the discount rate to 6.10% would reduce 2008 operating income by $0.4 million.

We have two U.S. defined benefit pension plans, a qualified funded plan and a nonqualified unfunded plan. For the funded plan, the expected long-term return on plan assets represents a long-term view of the future estimated investment return on plan assets. This estimate is determined based on the target allocation of plan assets among asset classes and input from investment professionals on the expected performance of the equity and bond markets over 10 to 20 years. Over the last 10 years, the annualized return was approximately 8.2% compared to an average expected return of 8.5%. The expected long-term return on plan assets used in determining our 2007 U.S. pension credit was 8.0%. The actual return on plan assets achieved for 2007 was 10.4%. In accordance with GAAP, this excess will be amortized into earnings as described below. We do not expect to make cash contributions to the qualified funded plan during 2008. We have assumed a return on plan assets during 2008 of 8.0%. A one-quarter percentage point increase or decrease in this assumption would increase or decrease 2008 operating income by approximately $5.5 million. Contributions to the unfunded plan were $3.2 million in 2007 and were made on a monthly basis to fund benefit payments. We estimate the contributions to be approximately $3.4 million in 2008. See Note 18 to the Consolidated Financial Statements for more details.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

The estimated inflation in health care costs represents a long-term view (5-10 years) of the expected inflation in our postretirement health care costs. We separately estimate expected health care cost increases for pre-65 retirees and post-65 retirees due to the influence of Medicare coverage at age 65, as illustrated below:

	Assumptions			Actual
	Post 65	Pre 65	Overall	Post 65	Pre 65	Overall

2006, nine months ended September 30	9.0%	7.0%	8.0%

2006, three months ended December 31	12.0%	11.5%	11.8%

2006, full year				9%	(1)%	6%

2007	12.0%	11.5%	11.8%	(2)%	(3)%	(2)%

2008	11.0%	10.5%	10.8%

Actual health care cost increases were lower than expected in 2007, primarily due to favorable experience in medical claims costs and the impact of the implementation of a prescription drug deductible for certain retirees. In accordance with GAAP, the difference between the actual and expected health care costs is amortized into earnings as described below. As of December 31, 2007, health care cost increases are estimated to decrease by 1 percentage point per year until 2014, after which they are constant at 5%. A one percentage point increase in the assumed health care cost trend rate would reduce 2008 operating income by $0.6 million, while a one percentage point decrease in the assumed health care cost trend rate would increase 2008 operating income by $0.6 million. See Note 18 to the Consolidated Financial Statements for more details.

Actual results that differ from our various pension and postretirement plan estimates are captured as actuarial gains/losses and are amortized into future earnings over the expected remaining service period of plan participants, which is approximately 10 years depending on the participants in the plan, in accordance with GAAP. Changes in assumptions could have significant effects on earnings in future years.

Impairments of Long-Lived Tangible and Intangible Assets – In connection with our adoption of fresh-start reporting upon emerging from Chapter 11, all long-lived tangible and intangible assets were adjusted to fair value. We periodically review significant tangible and definite-lived intangible assets for impairment under the guidelines of the Financial Accounting Standards Board Statement No. 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). In accordance with this Statement, we review our businesses for indicators of impairment such as operating losses and/or negative cash flows. If an indication of impairment exists, we compare the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by the assets. The amount of impairment loss to be recognized is then measured by comparing the asset group’s carrying amount to its fair value. The estimate of an asset group’s fair value is based on discounted future cash flows expected to be generated by the asset group. If the fair value is less than the carrying value of the asset group, we record an impairment charge equal to the difference between the fair value and carrying value of the asset group.

Our indefinite-lived intangibles are primarily trademarks and brand names, which are integral to our corporate identity and expected to contribute indefinitely to our corporate cash flows. Accordingly, they have been assigned an indefinite life. We perform annual impairment tests on these indefinite-lived intangibles under the guidelines of the Financial Accounting Standards Board Statement No. 142 –

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

“Goodwill and Other Intangible Assets” (“FAS 142”). These assets undergo more frequent tests if an indication of possible impairment exists.

The cash flow estimates used in applying FAS 142 and FAS 144 are based on management’s analysis of information available at the time of the impairment test. Actual cash flows lower than the estimate could lead to significant future impairments. If subsequent testing indicates that new fair values are less than the values derived from fresh-start reporting, those values would be reduced and our future statements of income would be impacted.

See Notes 10 and 12 to the Consolidated Financial Statements for further information.

Sales-related Accruals – We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. The terms of these warranties vary by product line and generally provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historical amount of claims, the products involved, the amount of time between the warranty claims and the products’ respective sales and the amount of current sales.

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

While historical results have not differed materially from our estimated accruals, future experience related to these accruals could differ significantly from the estimated amounts during the year. If this occurs, we would adjust our accruals accordingly. Our sales-related accruals totaled $80.3 million and $79.3 million as of December 31, 2007 and 2006, respectively. We record the costs of these accruals as a reduction to gross sales.

Income Taxes – Our effective tax rate is primarily determined based on our pre-tax income and the statutory income tax rates in the jurisdictions in which we operate. The effective tax rate also reflects the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred income tax assets and liabilities.

In accordance with the requirements for fresh-start reporting pursuant to SOP 90-7, we adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, effective as of October 2, 2006. The transition adjustments, although not material in the aggregate, were shown as an adjustment to the fresh-start balance sheet as of October 2, 2006.

As further described in Note 16 to the Consolidated Financial Statements, our Consolidated Balance Sheet as of December 31, 2007 includes deferred income tax assets of $972.7 million. Included in these amounts are deferred federal and state income tax assets of $407.1 million and $66.3 million, respectively, relating to federal and state net operating loss carryforwards. These net operating losses arose primarily as a result of the amounts paid to the Asbestos PI Trust in 2006. We have concluded that all but $9.1 million of these income tax benefits are more likely than not to be realized in the future.

Deferred income tax assets and liabilities are recognized by applying enacted tax rates to temporary differences that exist as of the balance sheet date. We record valuation allowances to reduce our deferred income tax assets if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As of December 31, 2007, we have recorded valuation allowances totaling $225.0 million for various state and foreign net operating loss, capital loss and foreign tax credit

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

carryforwards. While we have considered future taxable income in assessing the need for the valuation allowances based on our best available projections, if these estimates and assumptions change in the future or if actual results differ from our projections, we may be required to adjust our valuation allowances accordingly.

Inherent in determining our effective tax rate are judgments regarding business plans and expectations about future operations. These judgments include the amount and geographic mix of future taxable income, limitations on usage of net operating loss carryforwards after emergence from bankruptcy, potential tax law changes, the impact of ongoing or potential tax audits, earnings repatriation plans and other future tax consequences.

We establish reserves for tax positions that management believes are supportable, but are potentially subject to successful challenge by the applicable taxing authorities. We review these tax uncertainties in light of the changing facts and circumstances and adjust them when warranted. We have several tax audits in process in various jurisdictions.

If our actual results differ from the estimates and assumptions used, an adjustment affecting income tax expense would be necessary in the period that such determination is made, unless the change is related to a pre-emergence asset or liability that is required to be reflected as a balance sheet adjustment pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”) and SOP 90-7. Such adjustment could be material to our consolidated financial statements.

ACCOUNTING PRONOUNCEMENTS EFFECTIVE IN FUTURE PERIODS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), “Fair Value Measurements,” which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is generally effective for fiscal years beginning after November 15, 2007. However, the effective date for certain non-financial assets and liabilities was deferred to fiscal years beginning after November 15, 2008. We do not expect any material impact from adopting FAS 157.

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

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. We do not expect any material impact from adopting EITF 06-10.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 Revised 2007, “Business Combinations” (“FAS 141R”). FAS 141R revises the original FAS 141, while retaining the underlying concept that all business combinations be accounted for at fair value. However, FAS 141R changes the methodology of applying this concept in that acquisition costs will generally be expensed as incurred, non-controlling interests will be valued at fair value, in-process research and development will be recorded at fair value as an indefinite-lived intangible, restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition and changes in deferred income tax asset allowances after the acquisition date generally will affect income tax expense. This pronouncement applies prospectively to all business combinations whose acquisition dates are on or after the beginning of the first annual period subsequent to December 15, 2008. We will consider, upon adoption, the impact of any future acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“FAS 160”).

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

FAS 160 requires the recognition of a non-controlling interest (formerly known as a “minority interest”) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FAS 141R. This pronouncement is effective for fiscal years, and all interim periods within those fiscal years, beginning after December 15, 2008. Early adoption is not permitted. We do not expect any material impact from adopting FAS 160.

RESULTS OF OPERATIONS

Unless otherwise indicated, net sales in these results of operations are reported based upon the location where the sale was made. Certain prior year amounts have been reclassified to conform to the current year presentation. Please refer to Note 4 to the Consolidated Financial Statements for a reconciliation of operating income to consolidated income before income taxes and discontinued operations.

In connection with its emergence from bankruptcy on October 2, 2006 (the “Effective Date”), AWI adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Adopting fresh-start reporting has resulted in material adjustments to the historical carrying amount of reorganized Armstrong’s assets and liabilities. See Note 3 to the Consolidated Financial Statements for more information. As a result, our post-emergence financial statements are not comparable to our pre-emergence financial statements. Despite the lack of comparability, we have combined the 2006 results of the Predecessor Company (which represent the first nine months of 2006 and include the impact of emergence) with the results of the Successor Company (which represent the last three months of 2006) to facilitate the year-to-year discussion of operating results in certain sections of this Form 10-K. The combined financial information for 2006 is merely cumulative and does not give pro forma effect to the Predecessor’s results as if the consummation of the Plan and the related fresh-start reporting and other adjustments had occurred at the beginning of the period presented. Combining pre-emergence and post-emergence results is not in accordance with GAAP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

    2007 COMPARED TO 2006

CONSOLIDATED RESULTS

	Successor	Successor	Predecessor	Combined	Change is Favorable/ (Unfavorable)
	Year 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2006	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Net Sales:
Americas	$ 2,614.7	$ 606.9	$ 2,011.3	$ 2,618.2	(0.1)%	(0.4)%
Europe	774.4	172.2	499.4	671.6	15.3%	6.0%
Pacific Rim	160.6	38.2	97.9	136.1	18.0%	10.6%

Total Consolidated Net Sales	$ 3,549.7	$ 817.3	$ 2,608.6	$ 3,425.9	3.6%	1.3%
Cost of goods sold	2,685.3	660.4	2,028.7	2,689.1
SG&A	613.5	144.0	417.0	561.0
Restructuring charges, net	0.2	1.7	10.0	11.7
Equity earnings	(46.0)	(5.3)	(41.4)	(46.7)

Operating Income	$ 296.7	$ 16.5	$ 194.3	$ 210.8
Interest Expense	55.0	13.4	5.2	18.6
Other non-operating expense	1.4	0.3	1.0	1.3
Other non-operating (income)	(18.2)	(4.3)	(7.2)	(11.5)
Chapter 11 reorganization (income), net	(0.7)	-	(1,955.5)	(1,955.5)
Income tax expense	106.4	3.8	726.6	730.4
Loss from discontinued operations	7.5	1.1	68.4	69.5

Net earnings	$ 145.3	$ 2.2	$ 1,355.8	$ 1,358.0

(1)	Excludes favorable foreign exchange rate effect in translation of $78.4 million on net sales and $2.1 million on operating income

Consolidated net sales excluding the translation effect of changes in foreign exchange rates grew 1%. Equal benefits from price realization (approximately $60 million, as described previously in “Pricing Initiatives”) and an improved mix of higher value products more than offset low single-digit volume decline.

Net sales in the Americas was essentially flat. Volume declined in the Wood Flooring and Resilient Flooring businesses. Net sales of Building Products and Resilient Flooring products benefited from a richer product mix, and Building Products realized price increases.

Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets grew by $42 million due to a combination of volume growth, price realization and higher-value product mix.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim increased $15 million on volume growth and improved product mix.

Operating expenses in the year 2007 and the three months ended December 31, 2006 were impacted by the effects of having adopted fresh-start reporting, as a result of AWI emerging from Chapter 11.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Adopting fresh-start reporting resulted in material adjustments to the historical carrying amount of reorganized Armstrong’s assets and liabilities. Certain of these adjustments impacted our statements of earnings for the periods following emergence, through changes in the items noted in the chart below. The amounts represent the post-emergence change in these items. Net sales were not impacted by fresh-start reporting. In addition, 2007 and 2006 operating expenses were impacted by several other significant items. The fresh-start and other significant items, which impacted cost of goods sold (“COGS”), selling, general and administrative expenses (“SG&A”), restructuring charges and equity earnings, include:

Increase / (Reduction) in Expenses
		Successor	Successor	Predecessor
Item	Where Reported	Year 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006
Fresh-Start(1):
Change in depreciation and amortization	COGS	$ (2.1)	$ (1.3)	-
Change in costs for benefit plans	COGS	(20.2)	(4.6)	-
Impact on hedging-related activity	COGS	(5.8)	(1.0)	-
Inventory-related costs	COGS	-	29.6	-
Change in depreciation and amortization	SG&A	11.6	2.8	-
Change in costs for benefit plans	SG&A	(11.3)	(2.3)	-
Inventory-related costs (WAVE)	Equity Earnings	-	3.7	-
Expenses from WAVE step-up	Equity Earnings	6.7	1.7	-

Other Significant Items:
Business interruption claim(2)	COGS	-	(4.7)	-
Cost reduction initiatives expenses(3)	COGS	-	0.7	$ 10.3
Product warranty accrual(4)	COGS	-	-	3.3
Contribution to Armstrong Foundation(5)	SG&A	-	-	5.0
Liability settlement related to a divested business(6)	SG&A	-		2.8
Patent infringement settlement(7)	SG&A	-	-	(8.6)
Cost reduction initiatives expenses(3)	SG&A	-	-	7.4
Gain on sale of properties(8)	SG&A	-	-	(17.0)
Insurance settlement (9)	SG&A	(5.0)	-	-
Environmental accrual (10)	SG&A	1.1	-	-
Chapter 11 related post-emergence expenses(11)	SG&A	7.1	4.6	-
Review of strategic alternatives (12)	SG&A	8.7	-	-
Cost reduction initiatives expenses(3)	Restructuring	0.2	1.6	10.1
(1)	See Note 3 for more information on fresh-start reporting.
(2)	In the fourth quarter of 2006, we received the final payment for a business interruption claim.
(3)	See “Factors Affecting Operating Costs” and Note 15 for a discussion on the cost reduction expenses.
(4)	The majority of the product warranty accrual increase was from revising certain assumptions that were used in prior periods when estimating the accrual.
(5)	We made a contribution to the Armstrong Foundation (a community giving program funded by Armstrong) in the third quarter of 2006.
(6)	We settled a liability related to a previously divested business in the third quarter of 2006 for an amount greater than what was previously accrued.
(7)	In the first quarter of 2006, we recorded a gain from the settlement of a patent infringement case.
(8)	During the year 2006, we recorded a gain from the sale of two buildings.
(9)	We received an insurance settlement related to a Cabinet warehouse fire.
(10)	We recorded an increase in the environmental accrual for a previously-owned property.
(11)	These costs represent professional and administrative fees incurred primarily to resolve remaining claims related to AWI’s Chapter 11 Case and distribute proceeds to creditors, and expenses incurred by Armstrong Holdings, Inc. as it completed its plan of dissolution.
(12)	These expenses were incurred, primarily from advisors, in conducting our review of strategic alternatives.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Cost of goods sold in 2007 was 75.6% of net sales, compared to 78.5% in 2006. The year-to-year change in the percentages is primarily due to the items detailed in the above table. In addition, 2007 benefited from higher selling prices, primarily in Building Products, and better manufacturing performance across most segments, which more than offset raw material inflation in Building Products and Wood Flooring.

SG&A expenses in 2007 were $613.5 million, or 17.3% of net sales compared to $561.0 million or 16.4% of net sales in 2006. The year-to-year change in the percentages was primarily due to the factors detailed in the above table. In addition, unallocated corporate expense increased due to higher benefit plan costs. Building Products increased spending to support its sales growth, but at a rate below the growth in sales.

Equity earnings, primarily from our WAVE joint venture, were $46.0 million in 2007, as compared to $46.7 million in 2006. Equity earnings in 2007 and 2006 were impacted by the items as detailed in the above table. See Note 11 for further information.

We recorded operating income of $296.7 million in 2007, compared to operating income of $210.8 million in 2006.

Interest expense was $55.0 million in 2007, compared to $18.6 million in 2006. Interest expense in both years was impacted by debt incurred as part of emerging from Chapter 11, although for only three months in 2006. In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt while in Chapter 11. This unrecorded interest expense was $57.6 million in 2006. Unrecorded interest expense reflects the amount of interest expense we would have incurred under the original maturities of prepetition debt.

Net Chapter 11 reorganization income in 2007 was $0.7 million compared to $1,955.5 million recorded in 2006. See Note 3 to the Consolidated Financial Statements for a detailed breakout of the 2007 and 2006 results.

Income tax expense was $106.4 million and $730.4 million in 2007 and 2006, respectively. The effective tax rate for 2007 was 41.0% as compared to a rate of 33.8% for 2006. Excluding the effect of fresh-start reporting and POR-related settlement adjustments, the 2006 effective tax rate was 38.3%. The effective tax rate for 2007 was higher than 2006 due to increased state income taxes, taxes on foreign source income and a reduced Medicare subsidy, partially offset by a reduction in nondeductible professional fees related to our Chapter 11 emergence and the review of strategic alternatives.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

REPORTABLE SEGMENT RESULTS

Resilient Flooring

	Successor	Successor	Predecessor	Combined	Change is Favorable/ (Unfavorable)
	Year 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2006	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Net Sales:
Americas	$ 826.4	$ 187.0	$ 662.6	$ 849.6	(2.7)%	(3.1)%
Europe	331.9	74.2	223.2	297.4	11.6%	2.0%
Pacific Rim	72.5	17.3	43.6	60.9	19.0%	11.5%

Total Segment Net Sales	$1,230.8	$ 278.5	$ 929.4	$1,207.9	1.9%	(1.1)%
Operating Income (Loss)	$ 40.4	$ (1.2)	$ 12.6	$ 11.4
(1)	Excludes favorable foreign exchange rate effect in translation of $35.9 million on net sales and $1.5 million on operating income

Net sales in the Americas declined $23.2 million. Volume declined at a mid-single digit rate due to weakness in residential products, pricing was flat and product mix improved on growth in the sales of higher-value laminate and vinyl sheet products.

Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets grew $6.4 million, primarily due to increased volume.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim grew $7.2 million, primarily due to volume growth.

Operating income improved significantly, despite soft sales, due to lower manufacturing costs and reduced SG&A expenses. In addition, both 2007 and 2006 operating profit were impacted by the previously described items as detailed in the following table.

Increase / (Reduction) in Expenses
	Successor	Successor	Predecessor
Item	Year 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006
Fresh-Start (1)
Change in depreciation and amortization	$ (1.0)	$ (0.8)	-
Change in costs for benefit plans	(5.5)	(0.8)	-
Impact on hedging-related activity	(1.5)	(0.2)	-
Inventory-related costs	-	7.2	-

Other Significant Items:
Business interruption claim (2)	-	(4.7)	-
Cost reduction initiative expenses (3)	-	0.8	$ 26.6
Gain on sale of properties (4)	-	-	(17.0)
Environmental accrual (5)	1.1	-	-
(1)	See Note 3 for more information on fresh-start reporting.
(2)	In the fourth quarter of 2006, we received the final payment for a business interruption claim.
(3)	See “Factors Affecting Operating Costs” for a discussion on the cost reduction expenses.
(4)	During 2006, we recorded a gain from the sale of two buildings.
(5)	We recorded an increase in the environmental accrual for a previously-owned property.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Wood Flooring

	Successor	Successor	Predecessor	Combined
	Year 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2006	Change is (Unfavorable)
Total Segment Net Sales (1)	$ 791.6	$ 192.6	$ 645.0	$ 837.6	(5.5)%
Operating Income	$ 64.3	$ (0.2)	$ 46.2	$ 46.0
(1)	Virtually all Wood Flooring products are sold in the Americas, primarily in the U.S.

Net sales decreased by $46.0 million due to lower volume driven by declines in the residential housing market.

Operating income increased by $18.3 million due to the previously described items as detailed in the following table. In addition, declining sales volume and raw material inflation more than offset improved manufacturing productivity. 2007 operating income included a $2.7 million SG&A expense for an increase to the reserve for doubtful accounts receivable related to a distributor.

Increase / (Reduction) in Expenses
	Successor	Successor	Predecessor
Item	Year 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006
Fresh-Start: (1)
Change in depreciation and amortization	$ (13.3)	$ (3.4)	-
Inventory-related costs	-	12.4	-

Other Significant Items:
Cost reduction initiatives expenses (2)	-	1.4	$ 0.7
Product warranty accrual (3)	-	-	3.3
(1)	See Note 3 for more information on fresh-start reporting.
(2)	See “Factors Affecting Operating Costs” for a discussion on the cost reduction expenses.
(3)	The majority of the product warranty accrual increase was from revising certain assumptions that were used in prior periods when estimating the accrual.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Building Products

	Successor	Successor	Predecessor	Combined	Change is Favorable
	Year 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2006	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Net Sales:
Americas	$ 761.5	$ 170.8	$ 529.3	$ 700.1	8.8%	8.3%
Europe	442.5	98.0	276.2	374.2	18.3%	9.1%
Pacific Rim	88.1	20.9	54.3	75.2	17.2%	9.8%

Total Segment Net Sales	$ 1,292.1	$ 289.7	$ 859.8	$ 1,149.5	12.4%	8.7%
Operating Income	$ 221.4	$ 24.9	$ 152.9	$ 177.8
(1)	Excludes favorable foreign exchange rate effect in translation of $40.7 million on net sales and $3.5 million on operating income

The Americas net sales increased $61.4 million. The improvement was primarily driven by price increases across the majority of channels and a more favorable mix of products. The improved product mix reflects a continued focus on developing and marketing high value products which satisfy today’s design trends and higher acoustical performance needs.

Excluding the translation effect of changes in foreign exchange rates, net sales in Europe grew by $35.9 million. The sales improvement was driven equally by volume growth and improved pricing across both Western and Eastern Europe.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim grew $7.5 million on strong sales in India, Australia and China.

Operating income increased by $43.6 million due to sales growth and improved manufacturing productivity. These benefits were partially offset by inflation in direct production costs and by increased investment in SG&A to support the sales growth. In addition, both 2007 and 2006 operating profit were impacted by the previously described items as detailed in the following table.

Increase / (Reduction) in Expenses
	Successor	Successor	Predecessor
Item	Year 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006
Fresh-Start: (1)
Change in depreciation and amortization	$ 22.1	$ 5.2	-
Change in costs for benefit plans	(6.3)	(1.3)	-
Impact on hedging-related activity	(4.3)	(0.8)	-
Inventory-related costs	-	9.2	-
Inventory-related costs (WAVE)	-	3.7	-
Expenses from WAVE step-up	6.7	1.7	-

Other Significant Items:
Cost reduction initiatives expenses (2)	0.2	0.1	$ 0.6
(1)	See Note 3 for more information on fresh-start reporting.
(2)	See “Factors Affecting Operating Costs” for a discussion on the cost reduction expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Cabinets

	Successor	Successor	Predecessor	Combined
	Year 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2006	Change is Favorable
Total Segment Net Sales (1)	$ 235.2	$ 56.5	$ 174.4	$ 230.9	1.9%
Operating Income	$ 10.5	$ 0.2	$ 6.1	$ 6.3
(1)	All Cabinet products are sold in the U.S.

Net sales grew $4.3 million as growth in the first half of the year was largely offset by declines in the second half related to deterioration in the U.S. housing market.

Operating income grew $4.2 million due to the previously described items as detailed in the following table. In addition, operating income was reduced by manufacturing inefficiencies.

Increase / (Reduction) in Expenses
	Successor	Successor	Predecessor
Item	Year 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006
Fresh-Start: (1)
Change in depreciation and amortization	$ (0.3)	$ 0.1	-
Inventory-related costs	-	0.8	-

Other Significant Items:
Insurance settlement(2)	(5.0)	-	-
(1)	See Note 3 for more information on fresh-start reporting.
(2)	We received an insurance settlement related to a warehouse fire.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Unallocated Corporate

Unallocated corporate expense of $39.9 million in 2007 increased from $30.7 million in 2006 ($7.2 million in the three months ended December 31, 2006 and $23.5 million in the nine months ended September 30, 2006). The changes were primarily due to higher benefit plan costs and the previously described items as detailed in the following table.

Increase / (Reduction) in Expenses
	Successor	Successor	Predecessor
Item	Year 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006
Fresh-Start:
Change in depreciation and amortization	$ 2.0	$ 0.3	-
Change in costs for benefit plans	(19.7)	(4.8)	-

Other Significant Items:
Cost reduction initiatives expenses (2)	-	-	$ (0.1)
Contribution to Armstrong Foundation (3)	-	-	5.0
Liability settlement related to a divested business (4)	-	-	2.8
Patent infringement settlement (5)	-	-	(8.6)
Chapter 11 related post-emergence expenses(6)	7.1	4.6
Review of strategic alternatives (7)	8.7	-	-
(1)	See Note 3 for more information on fresh-start reporting.
(2)	See “Factors Affecting Operating Costs” for a discussion on the cost reduction expenses.
(3)	We made a contribution to the Armstrong Foundation (a community giving program funded by Armstrong) in the third quarter of 2006.
(4)	We settled a liability related to a previously divested business in the third quarter of 2006 for an amount greater than what was previously accrued.
(5)	In the first quarter of 2006, we recorded a gain from the settlement of a patent infringement case.
(6)	These costs represent professional and administrative fees incurred primarily to resolve remaining claims related to AWI’s Chapter 11 Case and distribute proceeds to creditors, and expenses incurred by Armstrong Holdings, Inc. as it completed its plan of dissolution.
(7)	These expenses were incurred, primarily from advisors, in conducting our review of strategic alternatives.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

The Consolidated Statements of Cash Flows combine the cash flows generated from discontinued operations with the cash flows from continuing operations within operating, investing and financing activities. Cash flows from discontinued operations were not material for each cash flow category. The absence of these cash flows from discontinued operations will not materially affect our future liquidity and capital resources.

As shown on the Consolidated Statements of Cash Flows, our cash and cash equivalents balance increased by $250.5 million in 2007 compared to a decrease of $338.4 million in 2006.

Operating activities in 2007 provided $575.2 million of net cash, primarily due to cash earnings, net U.S. federal income tax refunds of $209.1 million and distributions from WAVE of $117.5 million. In 2006 operating activities used $633.0 million ($95.1 million provided in the three months ended December 31, 2006 and $728.1 million used in the nine months ended September 30, 2006) primarily due to the settlement of liabilities subject to compromise (excluding prepetition debt) of $832.7 million.

Investing activities in 2007 used $36.7 million of cash primarily due to capital expenditures of $102.6 million partially offset by proceeds received from the divestiture of a business of $58.8 million. In 2006 investing activities used $172.0 million ($40.3 million used in the three months ended December 31, 2006 and $131.7 million used in the nine months ended September 30, 2006) due to capital expenditures of

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

$138.5 million and cash paid for acquisitions of $60.5 million, which were partially offset by proceeds from the sale of assets of $39.1 million. Year-to-year, capital expenditures decreased approximately $36 million as all our businesses were able to reduce their investments, partially due to prior years’ spending, while still maintaining our operations.

Financing activities used $305.4 million of cash in 2007 primarily due to voluntary principal debt prepayments of $300 million. In 2006 financing activities provided $459.9 million ($8.1 million used in the three months ended December 31, 2006 and $468.0 million provided in the nine months ended September 30, 2006) due to the receipt of $800 million from the issuance of new debt upon emergence partially offset by payments of $300.7 million made as part of discharging the debt-related portion of liabilities subject to compromise.

Balance Sheet and Liquidity

Changes in significant balance sheet accounts and groups of accounts from December 31, 2006 to December 31, 2007 are as follows:

	Successor Company		Increase (Decrease)
	December 31, 2007	December 31, 2006
Cash and cash equivalents	$ 514.3	$ 252.5	$ 261.8
Current assets, excluding cash and cash equivalents	986.7	1,108.1	(121.4)

Current assets	$ 1,501.0	$ 1,360.6	$ 140.4

The increase in cash and cash equivalents was described above (see “Cash Flow”). The decrease in current assets, excluding cash and cash equivalents, is primarily due to the divestiture of the assets of a discontinued business and a reduction in the income tax receivable due to the receipt of expected refunds, partially offset by smaller increases in inventories and other current assets.

	December 31, 2007	December 31, 2006	Increase
Property, plant and equipment, less accumulated depreciation and amortization (“PP&E”)	$ 1,012.8	$ 966.2	$ 46.6

The increase in PP&E was primarily due to purchases of fixed assets of $102.6 million, 2007 adjustments to the October 2, 2006 fresh-start reporting balance sheet (see Note 3 for details) of $54.3 million and foreign currency translation effect of approximately $24 million. These were partially offset by depreciation of $123.4 million and a reclassification to Assets Held for Sale of $7.9 million.

	December 31, 2007	December 31, 2006	Increase
Prepaid pension costs	$ 708.0	$ 579.8	$ 128.2

The increase in prepaid pension cost was primarily due to balance sheet adjustments of $65.4 million between prepaid pension cost and other comprehensive income to reflect net unrecognized actuarial gains which arose during 2007 (see Note 18), and net periodic pension credits of $58.3 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

	December 31, 2007	December 31, 2006	(Decrease)
Investment in affiliates	$ 232.6	$ 294.6	$ (62.0)

The decrease in investments in affiliates was primarily due to distributions from WAVE of $117.5 million partially offset by equity earnings from WAVE of $46.0 million.

	December 31, 2007	December 31, 2006	Increase (Decrease)
Deferred income tax asset, current	$ 43.5	$ 6.8	$36.7
Deferred income tax asset, non-current	424.5	201.4	223.1
Deferred income tax liability, current	(29.5)	(2.4)	(27.1)
Deferred income taxes, non-current	(471.4)	(11.2)	(460.2)

	$ (32.9)	$ 194.6	$(227.5)

See Note 16 for further information on income taxes.

	December 31, 2007	December 31, 2006	Increase (Decrease)
Current installments of long-term debt	$ 24.7	$ 10.9	$ 13.8
Long-term debt, less current installments	485.8	801.5	(315.7)

Long-term debt	$ 510.5	$ 812.4	$ (301.9)

The decrease in long-term debt was primarily due to voluntary principal prepayments of $300.0 million.

Liquidity

Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal needs. On October 2, 2006, Armstrong executed a $1.1 billion senior credit facility arranged by Banc of America Securities LLC, J.P. Morgan Securities, Inc., and Barclays Capital. This facility was made up of a $300 million revolving credit facility (with a $150 million sublimit for letters of credit), a $300 million Term Loan A, and a $500 million Term Loan B. There were no outstanding borrowings under the revolving credit facility, but $29.6 million in letters of credit were outstanding as of December 31, 2007 and, as a result, availability under the revolving credit facility was $270.4 million.

Our credit facility contains two financial covenants, minimum Interest Coverage and maximum Indebtedness to EBITDA (Earnings Before Interest Taxes and Depreciation). Management believes that the likelihood of default under these covenants is remote. Fully borrowing our revolving credit facility would not violate these covenants.

During 2007 we made voluntary principal prepayments of $300.0 million reducing the $500 million Term Loan B.

On December 31, 2007, we also had outstanding letters of credit totaling $25.4 million arranged with another bank. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary. We also have several commercial letters of credit whereby vendors are paid directly via the letter of credit.

Our foreign subsidiaries had available lines of credit totaling $35.5 million, of which $5.8 million was used as of December 31, 2007, leaving $29.7 million of unused lines of credit available for foreign borrowings. However, these lines of credit are uncommitted, and poor operating results or credit concerns at the related foreign subsidiaries could result in the lines being withdrawn by the lenders. We have been able to maintain and, as needed, replace credit facilities to support our foreign operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

On February 25, 2008, we executed an amendment to our senior credit facility. This amendment (a) permits us to make “Special Distributions,” including dividends (such as the special cash dividend described below) or other distributions (whether in cash, securities or other property) of up to an aggregate of $500 million at any time prior to February 28, 2009, (b) requires that we and our domestic subsidiaries maintain minimum liquidity of at least $100 million as of March 31, June 30, September 30 and December 31 of each year, which may be comprised of a combination of cash and cash equivalents and undrawn commitments under our revolving credit facility and (c) increases by 0.25% the borrowing margins in the pricing grid set forth in the facility for the revolving credit facility and Term Loan A.

Also on February 25, 2008, our Board of Directors declared a special cash dividend of $4.50 per common share, payable on March 31, 2008, to shareholders of record on March 11, 2008. This special cash dividend will result in an aggregate payment to our shareholders of approximately $260 million, based on the number of common shares currently outstanding.

The Board of Directors based its decision to declare a special dividend on the substantial amount of cash generated in 2007, and on expectations that future cash generation will more than meet Armstrong’s needs.

We intend to pay the special cash dividend declared on February 25, 2008, out of our cash on hand and short-term borrowings under our revolving credit facility, if needed. We believe that our remaining cash on hand and cash generated from operations, together with lines of credit and the $300 million revolving credit facility, will be adequate to satisfy our minimum liquidity requirements and scheduled payments under our outstanding debt obligations, as well as address our foreseeable liquidity needs in the normal course of our business operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

                2006 COMPARED TO 2005

CONSOLIDATED RESULTS

	Successor	Predecessor	Combined	Predecessor	Change is Favorable
	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2006	Year 2005	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Net Sales:
Americas	$ 606.9	$ 2,011.3	$ 2,618.2	$ 2,562.4	2.2%	1.8%
Europe	172.2	499.4	671.6	643.7	4.3%	4.8%
Pacific Rim	38.2	97.9	136.1	120.5	12.9%	13.6%

Total Consolidated Net Sales	$ 817.3	$ 2,608.6	$ 3,425.9	$ 3,326.6	3.0%	2.8%
Cost of goods sold	660.4	2,028.7	2,689.1	2,651.8
SG&A	144.0	417.0	561.0	590.0
Restructuring charges, net	1.7	10.0	11.7	23.0
Equity earnings	(5.3)	(41.4)	(46.7)	(39.3)

Operating Income	$ 16.5	$ 194.3	$ 210.8	$ 101.1
Interest Expense	13.4	5.2	18.6	7.7
Other non-operating expense	0.3	1.0	1.3	1.5
Other non-operating (income)	(4.3)	(7.2)	(11.5)	(11.8)
Chapter 11 reorganization (income), net	-	(1,955.5)	(1,955.5)	(1.2)
Income tax expense (benefit)	3.8	726.6	730.4	(1.2)
(Gain) loss from discontinued operations	1.1	68.4	69.5	(5.0)

Net earnings	$ 2.2	$ 1,355.8	$ 1,358.0	$ 111.1

(1)	Excludes favorable foreign exchange rate effect in translation of $7.8 million on net sales and $2.0 million on operating income

Consolidated net revenue grew 3%, with positive contributions from both price and an improved mix of higher-value products offsetting a modest volume decline.

Net revenue in the Americas increased 2%, on volume growth in the Wood Flooring business and both price and a higher-value product mix improvement in the Building Products and Cabinets segments. Declines in Resilient Flooring volumes and lower Wood Flooring pricing partially offset this growth.

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

Operating expenses in 2006 were impacted by the effects of adopting fresh-start reporting, as a result of AWI emerging from Chapter 11 on October 2, 2006. Adopting fresh-start reporting resulted in material adjustments to the historical carrying amount of reorganized Armstrong’s assets and liabilities. Certain of these adjustments impacted our statements of earnings for the periods following emergence, through changes in the items noted in the chart below. The amounts represent the post-emergence change in

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

these items. Net sales were not impacted by fresh-start reporting. In addition, both 2006 and 2005 operating expenses were impacted by several other significant items. The fresh-start and other significant items, which impacted cost of goods sold (“COGS”), selling, general and administrative expenses (“SG&A”), restructuring charges and Equity Earnings, include:

Increase / (Reduction) in Expenses
Item	Where Reported	Successor	Predecessor	Predecessor
		Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2005
Fresh-Start(1):
Change in depreciation and amortization	COGS	$ (1.3)	-	-
Change in costs for benefit plans	COGS	(4.6)	-	-
Impact on hedging-related activity	COGS	(1.0)	-	-
Inventory-related costs	COGS	29.6	-	-
Change in depreciation and amortization	SG&A	2.8	-	-
Change in costs for benefit plans	SG&A	(2.3)	-	-
Inventory-related costs (WAVE)	Equity Earnings	3.7	-	-
Expenses from WAVE step-up	Equity Earnings	1.7	-	-

Other Significant Items:
Business interruption claim(2)	COGS	(4.7)	-	$ (3.5)
Settlement of breach of contract dispute	COGS	-	-	(6.4)
Cost reduction initiatives expenses(3)	COGS	0.7	$ 10.3	29.4
Product warranty accrual(4)	COGS	-	3.3	-
Pension curtailment charge(3)	COGS	-	-	11.4
Fixed asset impairments	COGS	-	-	2.7
Contribution to Armstrong Foundation(5)	SG&A	-	5.0	-
Liability settlement related to a divested business(6)	SG&A	-	2.8	-
Patent infringement settlement(7)	SG&A	-	(8.6)	-
Cost reduction initiatives expenses(3)	SG&A	-	7.4	-
Gain on sale of properties(8)	SG&A	-	(17.0)	-
Pension curtailment charge(3)	SG&A	-	-	5.5
Chapter 11 related post-emergence expenses(9)	SG&A	4.6	-	-
Environmental charges	SG&A	-	-	3.1
Fixed asset impairments	SG&A	-	-	0.5
Cost reduction initiatives expenses(3)	Restructuring	1.6	10.1	23.0
(1)	See Note 3 for more information on fresh-start reporting.
(2)	In the fourth quarter of 2006, we received the final payment for a business interruption claim, totaling $4.7 million. We received $3.5 million in 2005 for the same claim.
(3)	See “Factors Affecting Operating Costs” and Note 15 for a discussion on the cost reduction expenses and pension curtailment charges.
(4)	The majority of the product warranty accrual increase was from revising certain assumptions that were used in prior periods when estimating the accrual.
(5)	We made a contribution to the Armstrong Foundation (a community giving program funded by Armstrong) in the third quarter of 2006.
(6)	We settled a liability related to a previously divested business in the third quarter of 2006 for an amount greater than what was previously accrued.
(7)	In the first quarter of 2006, we recorded a gain from the settlement of a patent infringement case.
(8)	During 2006, we recorded a gain from the sale of two buildings.
(9)	AWI incurred expenses during the fourth quarter of 2006 for Chapter 11 related post-emergence activities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Cost of goods sold in 2006 was 78.5% of net sales, compared to 79.7% in 2005. This reduction was the result of benefits from higher selling prices, primarily in Building Products, better manufacturing performance, mainly in the Resilient and Wood Flooring businesses, and improvement from higher sales. Cost of goods sold in 2006 also benefited from a larger U.S. pension plan credit. These factors more than offset raw material, energy and freight inflation across all businesses. In addition, cost of goods sold in 2006 and 2005 were impacted by the items as detailed in the above table.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

REPORTABLE SEGMENT RESULTS

  Resilient Flooring

	Successor	Predecessor	Combined	Predecessor	Change is Favorable/ (Unfavorable)
	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2006	Year 2005	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Net Sales:
Americas	$ 187.0	$ 662.6	$ 849.6	$ 882.8	(3.8)%	(4.3)%
Europe	74.2	223.2	297.4	296.9	0.2%	0.7%
Pacific Rim	17.3	43.6	60.9	52.9	15.1%	16.1%

Total Segment Net Sales	$ 278.5	$ 929.4	$ 1,207.9	$ 1,232.6	(2.0)%	(2.2)%

Operating Income	$ (1.2)	$ 12.6	$ 11.4	$ (28.4)
(1)	Excludes favorable foreign exchange rate effect in translation of $2.4 million on net sales and $1.5 million on operating income

Net sales in the Americas decreased primarily due to volume declines in residential products primarily as a result of declining U.S. housing markets. Laminate sales were down slightly as lower prices offset volume growth as increases in sales to other customers more than offset a reduction in sales to Lowes. Commercial product sales grew on a mix of higher-value products and better pricing.

Net sales in Europe grew slightly on improvements in price realization and improved value from product/geographic mix. Net sales in the Pacific Rim sustained double-digit growth rates in strong markets.

Despite the decline in sales, operating profit increased significantly as benefits from cost reduction initiatives and reduced SG&A expenses offset substantial increases in the costs of petroleum-based raw materials. In addition, both 2006 and 2005 operating profit were impacted by the items that were previously described, and are detailed in the following table.

Increase / (Reduction) in Expenses
	Successor	Predecessor	Predecessor
Item	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2005
Fresh-Start (1)
Change in depreciation and amortization	$ (0.8)	-	-
Change in costs for benefit plans	(0.8)	-	-
Impact on hedging-related activity	(0.2)	-	-
Inventory-related costs	7.2	-	-

Other Significant Items:
Business interruption claim (2)	(4.7)	-	$ (3.5)
Settlement of breach of contract dispute	-	-	(5.2)
Cost reduction initiative expenses (3)	0.8	$ 26.6	28.9
Fixed asset impairments	-	-	1.8
Gain on sale of properties (4)	-	(17.0)	-
Environmental charges	-	-	3.1
(1)	See Note 3 for more information on fresh-start reporting.
(2)	In the fourth quarter of 2006, we received the final payment for a business interruption claim, totaling $4.7 million. We received $3.5 million in 2005 for the same claim.
(3)	See “Factors Affecting Operating Costs” for a discussion on the cost reduction expenses and pension curtailment charges.
(4)	During 2006, we recorded a gain from the sale of two buildings.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Wood Flooring

	Successor	Predecessor	Combined	Predecessor
	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2006	Year 2005	Change is Favorable
Total Segment Net Sales (1)	$ 192.6	$ 645.0	$ 837.6	$ 833.9	0.4%
Operating Income	$ (0.2)	$ 46.2	$ 46.0	$ 60.9
(1)	Virtually all Wood Flooring products are sold in the Americas, primarily in the U.S.

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

Increase / (Reduction) in Expenses
	Successor	Predecessor	Predecessor
Item	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2005
Fresh-Start: (1)
Change in depreciation and amortization	$ (3.4)	-	-
Inventory-related costs	12.4	-	-

Other Significant Items:
Breach of contract settlement	-	-	$ (1.2)
Cost reduction initiatives expenses (2)	1.4	$ 0.7	14.0
Product warranty accrual (3)	-	3.3	-
Fixed Asset Impairments	-	-	1.4
(1)	See Note 3 for more information on fresh-start reporting.
(2)	See “Factors Affecting Operating Costs” for a discussion on the cost reduction expenses.
(3)	The majority of the product warranty accrual increase was from revising certain assumptions that were used in prior periods when estimating the accrual.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Building Products

	Successor	Predecessor	Combined	Predecessor	Change is Favorable
	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2006	Year 2005	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Net Sales:
Americas	$ 170.8	$ 529.3	$ 700.1	$ 633.2	10.6%	9.9%
Europe	98.0	276.2	374.2	346.8	7.9%	8.3%
Pacific Rim	20.9	54.3	75.2	67.6	11.2%	11.7%
Total Segment Net Sales	$ 289.7	$ 859.8	$ 1,149.5	$ 1,047.6	9.7%	9.5%

Operating Income	$ 24.9	$ 152.9	$ 177.8	$ 148.5
(1)	Excludes favorable foreign exchange rate effect in translation of $3.3 million on net sales and $0.5 million on operating income

The Americas sustained growth through the year to achieve record net sales. Sales primarily benefited from price increases made to offset inflationary pressures and an improved mix of higher-value sales.

Net sales in Europe grew $27 million as increased sales of metal ceilings and improved price and higher-value product mix offset volume declines in mineral fiber ceilings across weak Western European markets.

Net sales in the Pacific Rim increased almost $8 million on strong growth in India and Australia, and modest growth in China.

Building Products operating income grew 20% on higher sales. Improved performance by WAVE contributed an incremental $8 million of operating income. Higher sales offset significant increases in raw materials and energy costs and increased investment in SG&A. In addition, both 2006 and 2005 operating profit were impacted by the items that were previously described, and are detailed in the following table.

Increase / (Reduction) in Expenses
	Successor	Predecessor	Predecessor
Item	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2005
Fresh-Start: (1)
Change in depreciation and amortization	$ 5.2	-	-
Change in costs for benefit plans	(1.3)	-	-
Impact on hedging-related activity	(0.8)	-	-
Inventory-related costs	9.2	-	-
Inventory-related costs (WAVE)	3.7	-	-
Expenses from WAVE step-up	1.7	-	-

Other Significant Items:
Cost reduction initiatives expenses (2)	0.1	$ 0.6	$ 7.9
(1)	See Note 3 for more information on fresh-start reporting.
(2)	See “Factors Affecting Operating Costs” for a discussion on the cost reduction expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Cabinets

	Successor	Predecessor	Combined	Predecessor
	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2006	Year 2005	Change is Favorable
Total Segment Net Sales (1)	$ 56.5	$ 174.4	$ 230.9	$ 212.5	8.7%
Operating Income	$ 0.2	$ 6.1	$ 6.3	$ (9.7)
(1)	All Cabinet products are sold in the U.S.

Net sales grew $18 million despite significant weakness in the final third of the year due to declines in the U.S. housing markets. Higher selling prices and a higher-value product mix, more than offset lower volume related to market weakness.

The sales growth primarily contributed to a $16 million increase in operating income, which also benefited from lower SG&A expense. In addition, both 2006 and 2005 operating profit were impacted by the items that were previously described, and are detailed in the following table.

Increase / (Reduction) in Expenses
	Successor	Predecessor	Predecessor
Item	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2005
Fresh-Start: (1)
Change in depreciation and amortization	$ 0.1	-	-
Inventory-related costs	0.8	-	-

Other Significant Items:
Cost reduction initiatives expenses (2)	-	-	$ 1.6
(1)	See Note 3 for more information on fresh-start reporting.
(2)	See “Factors Affecting Operating Costs” for a discussion on the cost reduction expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Unallocated Corporate

Unallocated corporate expense of $30.7 million in 2006 ($7.2 million in the three months ended December 31, 2006 and $23.5 million in the nine months ended September 30, 2006) decreased from $70.2 million in 2005. This decrease included a $20 million increased U.S. pension credit related to plan changes and favorable asset performance. In addition, both 2006 and 2005 operating profit were impacted by the items that were previously described, and are detailed in the following table.

Increase / (Reduction) in Expenses
	Successor	Predecessor	Predecessor
Item	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2005
Fresh-Start:
Change in depreciation and amortization	$ 0.3	-	-
Change in costs for benefit plans	(4.8)	-	-

Other Significant Items:
Cost reduction initiatives expenses (2)	-	$ (0.1)	-
Pension curtailment charge (2)	-	-	$ 16.9
Contribution to Armstrong Foundation (3)	-	5.0	-
Liability settlement related to a divested business (4)		2.8	-
Patent infringement settlement (5)	-	(8.6)	-
Chapter 11 related post-emergence expenses(6)	4.6	-	-
(1)	See Note 3 for more information on fresh-start reporting.
(2)	See “Factors Affecting Operating Costs” for a discussion on the cost reduction expenses and pension curtailment charges.
(3)	We made a contribution to the Armstrong Foundation (a community giving program funded by Armstrong) in the third quarter of 2006.
(4)	We settled a liability related to a previously divested business in the third quarter of 2006 for an amount greater than what was previously accrued.
(5)	In the first quarter of 2006, we recorded a gain from the settlement of a patent infringement case.
(6)	AWI incurred expenses during the fourth quarter of 2006 for Chapter 11 related post-emergence activities.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

As shown on the Consolidated Statements of Cash Flows, our cash and cash equivalents balance decreased by $338.4 million in 2006 ($48.0 million increase in the three months ended December 31, 2006 and $386.4 million decrease in the nine months ended September 30, 2006), compared to an $86.3 million increase in 2005.

Operating activities in 2006 used $633.0 million of net cash ($95.1 million provided in the three months ended December 31, 2006 and $728.1 million used in the nine months ended September 30, 2006), which was an $802.7 million change from the $169.7 million provided in 2005. The change was primarily due to the settlement of liabilities subject to compromise (excluding prepetition debt) of $832.7 million ($28.6 million in the three months ended December 31, 2006 and $804.1 million in the nine months ended September 30, 2006).

Net cash used for investing activities was $172.0 million in 2006 ($40.3 million used in the three months ended December 31, 2006 and $131.7 million used in the nine months ended September 30, 2006), compared to $71.5 million used in 2005. The increase was primarily due to $60.5 million spent on acquisitions partially offset by increased proceeds from the sale of assets of $34.0 million. 2005 also benefited from $58.9 million from the sale of notes and the sale of an investment in an affiliate.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Net cash totaling $459.9 million was provided by our financing activities in 2006 ($8.1 million used in the three months ended December 31, 2006 and $468.0 million provided in the nine months ended September 30, 2006), compared to $3.9 million used in 2005. In 2006, we received $800 million from the issuance of new debt upon emergence, while we used $300.7 million of cash as part of discharging the debt-related portion of liabilities subject to compromise. The change from 2005 to 2006 was also due to higher debt repayments in 2006 by subsidiaries not involved in our Chapter 11 case.

OFF-BALANCE SHEET ARRANGEMENTS

No disclosures are required pursuant to Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

As part of our normal operations, we enter into numerous contractual obligations that require specific payments during the term of the various agreements. The following table includes amounts ongoing under contractual obligations existing as of December 31, 2007. Only known payments that are dependent solely on the passage of time are included. Obligations under contracts that contain minimum payment amounts are shown at the minimum payment amount. Contracts that have variable payment structures without minimum payments are excluded. Purchase orders that are entered into in the normal course of business are also excluded because they are generally cancelable and not legally binding. Amounts are presented below based upon the currently scheduled payment terms. Actual future payments may differ from the amounts presented below due to changes in payment terms or events leading to payments in addition to the minimum contractual amounts.

	2008	2009	2010	2011	2012	Thereafter	Total

Long-Term Debt	$ 24.7	$ 31.1	$ 32.3	$ 234.7	$ 4.0	$ 183.7	$ 510.5
Scheduled Interest Payments (1)	26.9	24.1	22.2	18.5	10.7	8.2	110.6
Capital Lease Obligations (2)	0.4	-	-	-	-	-	0.4
Operating Lease Obligations (2)	16.0	13.4	8.6	4.7	2.6	6.5	51.8
Unconditional Purchase Obligations (3)	8.3	7.4	4.3	0.2	0.2	0.1	20.5
Other Long-Term Obligations (4), (5)	1.8	-	-	-	-	-	1.8

Total Contractual Obligations	$ 78.1	$ 76.0	$ 67.4	$ 258.1	$ 17.5	$ 198.5	$ 695.6

(1)	For debt with variable interest rates, we projected future interest payments based on January 31, 2008 interest rates.
(2)	Capital and operating lease obligations include the minimum lease payments due under existing lease agreements with noncancelable lease terms in excess of one year.
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

(4)	Other long-term obligations include payments under severance agreements.
(5)

Other long-term obligations does not include $180.7 million of liabilities under FIN 48. Of this amount, $146.4 million relates to the utilization of a 10-year carryback of net operating losses created by funding the Asbestos PI Trust under AWI’s POR in October 2006. Due to the uncertainty relating to this and other positions, we are unable to reasonably estimate the ultimate amount or timing of the settlement of these issues. See Note 16 to the Consolidated Financial Statements for more information.

We have issued financial guarantees to assure payment on behalf of our subsidiaries in the event of default on various debt and lease obligations in the table above. We have not issued any guarantees on behalf of joint-venture or unrelated businesses.

We are party to supply agreements, some of which require the purchase of inventory remaining at the supplier upon termination of the agreement. The last such agreement will expire on July 31, 2010. Had these agreements terminated at December 31, 2007, Armstrong would have been obligated to purchase

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

approximately $14.3 million of inventory. Historically, due to production planning, we have not had to purchase material amounts of product at the end of similar contracts. Accordingly, no liability has been recorded for these guarantees.

As part of our executive compensation plan, certain current and former executives participate in a split-dollar insurance program where we are responsible for remitting the premiums. Since 1998, the program was closed to new participants. As of December 31, 2007, we carried a cash surrender value asset of $8.5 million related to this program. Should we discontinue making premium payments, the insured executives have the right to the entire policy cash surrender value. In light of the Sarbanes-Oxley Act, we believe it is inappropriate to make the premium payments for three of the executives participating in this plan. As a result, we have required these three individuals to make the premium payments to continue the policy.

We utilize lines of credit and other commercial commitments in order to ensure that adequate funds are available to meet operating requirements. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of our failure to pay our obligations to the beneficiary. This table summarizes the commitments we have available for use as of December 31, 2007. Letters of credit are currently arranged through our revolving credit facility. Certain letters of credit arranged with another bank prior to our Chapter 11 filing remain outstanding.

Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 – 3 Years	4 – 5 Years	Over 5 Years

Letters of Credit	$ 55.0	$ 55.0	-	-	-

In addition, we have lines of credit for certain international operations totaling $35.5 million, of which $5.8 million was used at December 31, 2007 and $29.7 million was available to ensure funds are available to meet operating requirements.

In disposing of assets, AWI and some subsidiaries have entered into contracts that included various indemnity provisions, covering such matters as taxes, environmental liabilities and asbestos and other litigation. Some of these contracts have exposure limits, but many do not. Due to the nature of the indemnities, it is not possible to estimate the potential maximum exposure under these contracts. For contracts under which an indemnity claim has been received, a liability of $6.3 million has been recorded as of December 31, 2007. See Note 32 of the Consolidated Financial Statements for additional information.

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

Interest Rate Sensitivity

Armstrong is subject to interest rate variability on its Term Loan A, Term Loan B, revolving credit facility and other borrowings. There were no borrowings under the revolving credit facility as of December 31, 2007. A hypothetical increase of one-quarter percentage point in interest rates from December 31, 2007 levels would increase 2008 interest expense by approximately $1.2 million.

The table below provides information about our long-term debt obligations as of December 31, 2007 and December 31, 2006, including payment requirements and related weighted-average interest rates by scheduled maturity dates.

Successor Company Scheduled maturity date	2008	2009	2010	2011	2012	After 2013	Total
($ millions)
As of December 31, 2007
Long-term debt: Fixed rate	$ 7.5	<$ 0.1	<$ 0.1	<$ 0.1	<$ 0.1	<$ 0.1	$ 7.6
Avg. interest rate	5.49%	4.25%	5.56%	5.63%	5.63%	5.63%	5.48%
Variable rate Avg. interest rate	$ 17.2 6.23%	$ 31.0 5.44%	$ 32.3 6.23%	$ 234.7 6.22%	$ 3.5 6.72%	$ 184.2 6.72%	$ 502.9 6.36%

Successor Company Scheduled maturity date	2007	2008	2009	2010	2011	After 2012	Total
($ millions)
As of December 31, 2006
Long-term debt: Fixed rate	$ 0.6	$ 0.5	<$ 0.1	<$ 0.1	<$ 0.1	<$ 0.1	$ 1.1
Avg. interest rate	7.54%	7.46%	5.85%	7.63%	7.63%	7.63%	7.49%
Variable rate Avg. interest rate	$ 10.3 6.91%	$ 20.2 6.87%	$ 34.0 6.10%	$ 35.2 6.86%	$ 237.7 6.85%	$ 473.9 7.10%	$ 811.3 6.97%

Exchange Rate Sensitivity

We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement. We have used foreign currency forward exchange contracts to reduce our remaining exposure. At December 31, 2007, our major foreign currency exposures are to the Euro, the Canadian dollar and the British pound. A 10% strengthening of all currencies against the U.S. dollar compared to December 31, 2007 levels would decrease our 2008 earnings before income taxes by approximately $2.4 million.

We also use foreign currency forward exchange contracts to hedge exposures created by cross-currency intercompany loans.

The table below details our outstanding currency instruments as of December 31, 2007 and 2006.

	Maturing in:
On balance sheet foreign exchange related derivatives	2008	2009	Total
Successor Company As of December 31, 2007
Notional amounts (millions)	$ 158.4	$ 17.9	$ 176.3
Liabilities at fair value (millions)	($ 4.0)	($ 1.0)	($ 5.0)

	Maturing in:
	2007	2008	Total
Successor Company As of December 31, 2006
Notional amounts (millions)	$ 381.5	$ 0.0	$ 381.5
Liabilities at fair value (millions)	($ 2.0)	–	($ 2.0)

Commodity Price Sensitivity

We purchase natural gas for use in the manufacture of ceiling tiles and other products, as well as to heat many of our facilities. As a result, we are exposed to movements in the price of natural gas. We have a policy of reducing natural gas cost volatility through derivative instruments, including forward swap contracts, purchased call options and zero-cost collars. A 10% increase in natural gas prices compared to December 31, 2007 prices would increase our 2008 expenses by approximately $4.4 million. The table below provides information about our natural gas contracts as of December 31, 2007 and 2006 that are sensitive to changes in commodity prices. Notional amounts are in millions of Btu’s (MMBtu), while the contract price ranges are shown as the price per MMBtu.

	Maturing in:
On balance sheet commodity related derivatives	2008	2009	Total
Successor Company As of December 31, 2007
Contract amounts (MMBtu)	4,700,000	1,370,000	6,070,000
Contract price range ($/MMBtu)	$7.00- $10.85	$8.00– $10.69	$7.00- $10.85
Liabilities at fair value (millions)	($ 1.4)	($ 0.1)	($ 1.5)

	Maturing in:
	2007	2008	Total
Successor Company As of December 31, 2006
Contract amounts (MMBtu)	4,670,000	1,410,000	6,080,000
Contract price range ($/MMBtu)	$8.50 - $11.85	$8.52 – $10.85	$8.50 - $11.85
Assets at fair value (millions)	$ 1.9	$ 0.6	$ 2.5

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUPPLEMENTARY DATA

Quarterly Financial Information for the Years Ended December 31, 2007 and 2006 (Unaudited)

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings for the Year Ended December 31, 2007 (Successor Company), the Three Month Period Ended December 31, 2006 (Successor Company), the Nine Month Period Ended September 30, 2006(1) (Predecessor Company) and the Year Ended December 31, 2005 (Predecessor Company)

Consolidated Balance Sheets as of December 31, 2007 (Successor Company) and 2006 (Successor Company)

Consolidated Statements of Shareholders’ Equity (Deficit) for the Year Ended December 31, 2007 (Successor Company), the Three Months Ended December 31, 2006 (Successor Company), the Nine Months Ended September 30, 2006(1) (Predecessor Company) and the Year Ended December 31, 2005 (Predecessor Company)

Consolidated Statements of Cash Flows for the Year Ended December 31, 2007 (Successor Company), the Three Months Ended December 31, 2006 (Successor Company), the Nine Months Ended September 30, 2006(1) (Predecessor Company) and the Year Ended December 31, 2005 (Predecessor Company)

Notes to Consolidated Financial Statements

Schedule II for the Year Ended December 31, 2007 (Successor Company), the Three Month Period Ended December 31, 2006 (Successor Company), the Nine Month Period Ended September 30, 2006(1) (Predecessor Company) and the Year Ended December 31, 2005 (Predecessor Company)

(1) The financial statements for the nine month period ended September 30, 2006 include the effects of the Plan of Reorganization and fresh-start reporting in accordance with SOP 90-7 (see Note 3 to the Consolidated Financial Statements).

QUARTERLY FINANCIAL INFORMATION

ARMSTRONG WORLD INDUSTRIES, INC. (unaudited)

(millions except for per share data)		Successor Company
		First	Second	Third	Fourth
2007	Net sales	$ 863.4	$ 920.6	$ 913.3	$ 852.4
	Gross profit	202.1	234.0	229.7	198.6

	Net earnings from continuing operations	30.7	52.7	48.4	21.0
Per share of common stock:
	Basic	$ 0.55	$ 0.94	$ 0.86	$ 0.37
	Diluted	$ 0.55	$ 0.93	$ 0.85	$ 0.37

	Net earnings	26.0	51.6	48.1	19.6
Per share of common stock:
	Basic	$ 0.47	$ 0.92	$ 0.86	$ 0.35
	Diluted	$ 0.46	$ 0.91	$ 0.85	$ 0.34

	Price range of common stock—high	$ 56.72	$ 57.48	$ 52.47	$ 44.28
	Price range of common stock—low	$ 41.55	$ 49.85	$ 35.04	$ 38.00

		Predecessor Company			Successor Company
		First	Second	Third(1)	Fourth

2006	Net sales	$ 822.2	$ 884.0	$ 902.4	$ 817.3
	Gross profit	167.6	203.8	208.5	156.9
	Net earnings from continuing operations	27.7	49.6	1,346.9	3.3
Per share of common stock:
	Basic	n/a	n/a	n/a	$ 0.06
	Diluted	n/a	n/a	n/a	$ 0.06
	Net earnings	28.0	40.2	1,287.6	2.2
Per share of common stock:
	Basic	n/a	n/a	n/a	$ 0.04
	Diluted	n/a	n/a	n/a	$ 0.04
	Price range of common stock—high	n/a	n/a	n/a	$ 42.50
	Price range of common stock—low	n/a	n/a	n/a	$ 30.00

(1)	Reflects the effects of the Plan of Reorganization and fresh-start reporting. See Note 3 to the Consolidated Financial Statements.

There were no dividends paid in 2007 or 2006.

Note: The net sales and gross profit amounts reported above are reported on a continuing operations basis. The sum of the quarterly earnings per share data may not equal the total year amounts due to changes in the average shares outstanding.

Fourth Quarter 2007 Compared With Fourth Quarter 2006

Net sales of $852.4 million in the fourth quarter of 2007 increased from net sales of $817.3 million in the fourth quarter of 2006, an increase of 4.3%. Excluding the favorable effects of foreign exchange rates of $28.8 million, net sales increased 0.8%. Benefits from price realization and an improved mix of higher value products more than offset low single-digit volume decline. Primarily due to declining U.S. volumes, Resilient Flooring net sales decreased 0.8%, excluding the favorable effects of foreign exchange rates. Wood Flooring net sales decreased by 2.0% due to weakness in the U.S residential markets. Due to increased selling prices and improved product mix, Building Products net sales increased by 5.9%, excluding the favorable effects of foreign exchange rates of $14.4 million. Cabinets net sales decreased by 6.4% on lower volume. Net sales increased 0.5% in the Americas. Excluding the favorable effects of foreign exchange rates of $19.0 million, Europe net sales grew 2.8% and Pacific Rim sales increased 10.4%.

Operating expenses in the fourth quarter of 2007 and the fourth quarter of 2006 were impacted by the effects of having adopted fresh-start reporting, as a result of AWI emerging from Chapter 11. Net sales were not impacted by fresh-start reporting. In addition, 2007 and 2006 operating expenses were impacted by several other significant items. The fresh-start and other significant items, which impacted cost of goods sold (“COGS”), selling, general and administrative expenses (“SG&A”), restructuring charges and equity earnings, include:

Increase / (Reduction) in Expenses
Item	Where Reported	2007	2006
Fresh-Start(1):
Change in depreciation and amortization	COGS	$ 0.9	$ (1.3)
Change in costs for benefit plans	COGS	(5.1)	(4.6)
Impact on hedging-related activity	COGS	(1.2)	(1.0)
Inventory-related costs	COGS	-	29.6
Change in depreciation and amortization	SG&A	3.3	2.8
Change in costs for benefit plans	SG&A	(2.8)	(2.3)
Inventory-related costs (WAVE)	Equity Earnings		3.7
Expenses from WAVE step-up	Equity Earnings	1.7	1.7

Other Significant Items:
Business interruption claim(2)	COGS	-	(4.7)
Cost reduction initiatives expenses(3)	COGS	-	0.7
Insurance settlement	SG&A	(5.0)	-
Environmental accrual	SG&A	1.1	-
Chapter 11 related post-emergence expenses(4)	SG&A	0.3	4.6
Review of strategic alternatives	SG&A	3.8	-
Cost reduction initiatives expenses(3)	Restructuring	-	1.6
(1)	See Note 3 for more information on fresh-start reporting.
(2)	In the fourth quarter of 2006, we received the final payment for a business interruption claim, totaling $4.7 million.
(3)	See “Factors Affecting Operating Costs” and Note 15 for a discussion on the cost reduction expenses.
(4)	AWI incurred $4.6 million in expenses during the fourth quarter of 2006 for Chapter 11 related post-emergence activities.

For the fourth quarter of 2007, the cost of goods sold was 76.7% of net sales, compared to 80.8% in 2006. The 4.1 percentage point improvement is primarily due to the items detailed in the above table. In addition, 2007 benefited from higher selling prices, primarily in Building Products, better manufacturing performance, mainly in the global Resilient Flooring, domestic Building Products and Wood Flooring businesses, and higher sales. These factors more than offset inflation across all businesses.

SG&A expenses for the fourth quarter of 2007 were $158.4 million as compared to $144.0 million for the fourth quarter of 2006. Resilient Flooring, Building Products and Wood Flooring all increased SG&A spending, primarily to support our selling efforts. In addition, both 2007 and 2006 SG&A expenses were impacted by the items as detailed in the above table.

Operating income from continuing operations of $51.1 million in the fourth quarter of 2007 compared to operating income of $16.5 million in the fourth quarter of 2006.

The tax expense from continuing operations for the fourth quarter 2007 was $26.1 million versus $3.8 million for the same period of 2006. The effective tax rate for 2007 was 55.4% as compared to a rate of 53.5% for 2006. The effective tax rate for the fourth quarter was higher than the comparable 2006 period primarily due to nondeductible costs associated with the review of strategic alternatives, interest on federal tax reserves and taxes on foreign source income partially offset by lower nondeductible bankruptcy reorganization expenses.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting was designed to provide reasonable assurance to management and our Board of Directors regarding the reliability of financial reporting and the fair presentation of our financial statements.

With the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

KPMG LLP, an independent registered public accounting firm, audited our internal control over financial reporting. Their audit report can be found on page 61.

/s/ Michael D. Lockhart
Michael D. Lockhart
Chairman and Chief Executive Officer

/s/ F. Nicholas Grasberger III
F. Nicholas Grasberger III
Senior Vice President and Chief Financial Officer

/s/ William C. Rodruan
William C. Rodruan
Vice President and Corporate Controller

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders,

Armstrong World Industries, Inc.:

We have audited Armstrong World Industries, Inc. and subsidiaries’ (“the Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Armstrong World Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements of the Company as listed in the accompanying index on page 56, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 28, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders,

Armstrong World Industries, Inc.:

We have audited the accompanying consolidated financial statements of Armstrong World Industries, Inc. and subsidiaries (“the Company”) as listed in the accompanying index on page 56. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index on page 56. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Armstrong World Industries, Inc. and subsidiaries as of December 31, 2007 and December 31, 2006 for the Successor Company, and the results of their operations and their cash flows for the year ended December 31, 2007 and the three months ended December 31, 2006 for the Successor Company, and for the nine months ended September 30, 2006 and the year ended December 31, 2005 for the Predecessor Company, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 3 to the consolidated financial statements, on August 18, 2006, the Bankruptcy Court confirmed the Company’s Plan of Reorganization (the Plan), related to its Chapter 11 bankruptcy proceeding. The Plan became effective on October 2, 2006 and Armstrong World Industries, Inc. emerged from the Chapter 11 bankruptcy proceeding. In connection with its emergence from the Chapter 11 bankruptcy proceeding, the Company adopted fresh-start reporting pursuant to Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” as of October 2, 2006. As a result, the financial statements of the Successor Company are presented on a different basis than those of the Predecessor Company and, therefore, are not comparable in all respects. As described in Note 3 to the consolidated financial statements, the Company has reflected the effects of the Plan and fresh-start reporting in the Predecessor Company for the nine month period ended September 30, 2006. As discussed in Note 2 to the consolidated financial statements, upon adoption of fresh-start reporting, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” and Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 28, 2008

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Earnings

(amounts in millions, except per share data)

	Successor Company		Predecessor Company
	Year Ended December 31, 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006(1)	Year Ended December 31, 2005

Net sales	$ 3,549.7	$ 817.3	$ 2,608.6	$ 3,326.6
Cost of goods sold	2,685.3	660.4	2,028.7	2,651.8

Gross profit	864.4	156.9	579.9	674.8

Selling, general and administrative expenses	613.5	144.0	417.0	590.0
Restructuring charges, net	0.2	1.7	10.0	23.0
Equity earnings from joint ventures	(46.0)	(5.3)	(41.4)	(39.3)

Operating income	296.7	16.5	194.3	101.1

Interest expense (unrecorded contractual interest of $0.0, $0.0, $57.6 and $82.8, respectively)	55.0	13.4	5.2	7.7
Other non-operating expense	1.4	0.3	1.0	1.5
Other non-operating (income)	(18.2)	(4.3)	(7.2)	(11.8)
Chapter 11 reorganization (income), net	(0.7)	-	(1,955.5)	(1.2)

Earnings from continuing operations before income taxes	259.2	7.1	2,150.8	104.9
Income tax expense (benefit)	106.4	3.8	69.6	(1.2)
Income tax expense on settlement and fresh-start adjustments	-	-	657.0	-

Earnings from continuing operations	152.8	3.3	1,424.2	106.1
(Loss) gain from discontinued operations, net of tax of $0.3, $0.9, $(8.7) and $2.8	(7.5)	(1.1)	(68.4)	5.0

Net earnings	$ 145.3	$ 2.2	$ 1,355.8	$ 111.1

Earnings per share of common stock, continuing operations:
Basic	$ 2.73	$0.06	n/a	n/a
Diluted	$ 2.69	$0.06	n/a	n/a

Loss per share of common stock, discontinued operations:
Basic	$ (0.13)	$(0.02)	n/a	n/a
Diluted	$ (0.13)	$(0.02)	n/a	n/a

Net earnings per share of common stock:
Basic	$2.59	$0.04	n/a	n/a
Diluted	$2.56	$0.04	n/a	n/a

Average number of common shares outstanding:
Basic	56.0	55.0	n/a	n/a
Diluted	56.7	55.3	n/a	n/a

(1) Reflects the effects of the Plan of Reorganization and fresh-start reporting. See Note 3 to the Consolidated Financial Statements.

See accompanying notes to consolidated financial statements beginning on page 67.

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Balance Sheets

(amounts in millions, except share data)

Assets	Successor Company
	December 31, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$ 514.3	$ 252.5
Accounts and notes receivable, net	311.2	321.9
Inventories, net	543.5	521.7
Assets of discontinued business held for sale	-	121.6
Deferred income taxes	43.5	6.8
Income tax receivable	25.3	81.4
Other current assets	63.2	54.7

Total current assets	1,501.0	1,360.6

Property, plant and equipment, less accumulated depreciation and amortization of $ 158.9 and $ 28.8, respectively	1,012.8	966.2

Prepaid pension costs	708.0	579.8
Investment in affiliates	232.6	294.6
Intangible assets, net	686.5	669.9
Deferred income taxes	424.5	201.4
Other noncurrent assets	84.5	87.4

Total assets	$ 4,649.9	$ 4,159.9

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$ 3.9	$ 3.8
Current installments of long-term debt	24.7	10.9
Accounts payable and accrued expenses	438.7	432.5
Liabilities of discontinued business held for sale	-	53.3
Income tax payable	0.5	3.1
Deferred income taxes	29.5	2.4

Total current liabilities	497.3	506.0

Liabilities subject to compromise	-	1.3

Long-term debt, less current installments	485.8	801.5
Postretirement and postemployment benefit liabilities	318.6	373.7
Pension benefit liabilities	205.5	207.8
Other long-term liabilities	67.8	75.7
Income taxes payable	159.4	10.7
Deferred income taxes	471.4	11.2
Minority interest in subsidiaries	6.9	7.5

Total noncurrent liabilities	1,715.4	1,489.4

Shareholders’ equity:
Common stock, $ 0.01 par value per share, authorized 200 million shares; issued 56,828,754 shares in 2007 and 56,091,218 shares in 2006	0.6	0.6
Capital in excess of par value	2,112.6	2,099.8
Retained earnings	147.5	2.2
Accumulated other comprehensive income	176.5	61.9

Total shareholders’ equity	2,437.2	2,164.5

Total liabilities and shareholders’ equity	$ 4,649.9	$ 4,159.9

See accompanying notes to consolidated financial statements beginning on page 67.

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(amounts in millions)

	Successor Company				Predecessor Company
	Year 2007		Three Months Ended December 31, 2006		Nine Months Ended September 30, 2006(1)		Year 2005
Common stock:
Balance at beginning of period	$ 0.6		$ 0.6		$ 51.9		$ 51.9
Cancellation of Predecessor common stock	-		-		(51.9)		-
Issuance of Successor common stock	-		-		0.6		-

Balance at end of period	$0.6		$ 0.6		$ 0.6		$ 51.9

Capital in excess of par value:
Balance at beginning of period	$ 2,099.8		$ 2,097.6		$ 172.6		$ 172.6
Elimination of additional paid in capital due to cancellation of Predecessor common stock	-		-		(172.6)		-
Paid in capital associated with issuance of Successor common stock	-		-		2,097.6		-
Share-based employee compensation	12.8		2.2		-		-

Balance at end of period	$ 2,112.6		$ 2,099.8		$ 2,097.6		$ 172.6

Reduction for ESOP loan guarantee:
Balance at beginning of period	$-		$ -		$ (142.2)		$ (142.2)
Cancellation of Predecessor ESOP loan guarantee	-		-		142.2		-

Balance at end of period	$-		$ -		$ -		$ (142.2)

Retained earnings (accumulated deficit):
Balance at beginning of period	$ 2.2		$ -		$ (910.8)		$ (1,021.9)
Net earnings for period	145.3	$145.3	2.2	$ 2.2	1,355.8	$ 1,355.8	111.1	$ 111.1
Elimination of Predecessor retained earnings	-		-		(445.0)		-

Balance at end of period	$ 147.5		$ 2.2		$ -		$ (910.8)

Accumulated other comprehensive income (loss):
Balance at beginning of period	$ 61.9		$ -		$ 37.1		$ 42.8
Foreign currency translation adjustments	30.8		1.9		18.5		(14.1)
Derivative (loss) gain, net	(5.4)		0.7		(9.5)		1.2
Pension and postretirement adjustments	89.2		59.3		-		-
Minimum pension liability adjustments	-		-		(0.7)		7.2

Total other comprehensive income (loss)	114.6	114.6	61.9	61.9	8.3	8.3	(5.7)	(5.7)

Elimination of Predecessor accumulated other comprehensive income	-		-		(45.4)		-

Balance at end of period	$ 176.5		$ 61.9		$ -		$37.1

Comprehensive income		$259.9		$ 64.1		$ 1,364.1		$ 105.4

Less treasury stock at cost:
Balance at beginning of period	$ -		$-		$ (528.5)		$ (528.5)
Elimination of Predecessor treasury stock	-		-		528.5		-

Balance at end of period	$ -		$ -		$ -		$ (528.5)

Total shareholders’ equity (deficit)	$ 2,437.2		$ 2,164.5		$ 2,098.2		$ (1,319.9)

(1)	Reflects the effects of the Plan of Reorganization and fresh-start reporting. See Note 3 to the Consolidated Financial Statements.

See accompanying notes to consolidated financial statements beginning on page 67.

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Cash Flows

(amounts in millions)

	Successor Company		Predecessor Company
	Year 2007	Three Months ended December 31, 2006	Nine Months ended September 30, 2006(1)	Year 2005
Cash flows from operating activities:
Net earnings	$ 145.3	$ 2.2	$ 1,355.8	$ 111.1
Adjustments to reconcile net earnings to net cash provided by (used by) operating activities:
Depreciation and amortization	137.8	32.2	101.2	141.0
Fixed asset impairments	-	-	0.6	17.6
Deferred income taxes	79.6	1.8	726.2	(24.6)
Share-based compensation	13.6	2.5	-	-
Gain on sale of assets	(0.6)	-	(17.1)	(0.2)
Gain on sale of notes	-	-	-	(10.4)
Equity earnings from affiliates, net	(46.0)	(5.3)	(41.4)	(39.0)
Distributions from equity affiliates	117.5	25.0	18.0	23.0
Chapter 11 reorganization costs (income), net	0.6	-	15.2	(1.2)
Chapter 11 reorganization costs payments	(0.2)	-	(13.1)	(12.7)
Post-emergence chapter 11 fees	7.1	4.6	-	-
Post-emergence chapter 11 payments	(11.5)	(1.5)	-	-
Restructuring charges, net of reversals	0.2	1.7	10.0	23.2
Restructuring payments	(2.7)	(0.4)	(3.0)	(24.0)
Asbestos-related insurance recoveries	-	-	7.0	-
Cash effect of hedging activities	(5.0)	(3.1)	(2.8)	21.9
Gain on discharge of debt and liabilities subject to compromise	(1.3)	-	(1,510.8)	-
Non-cash fresh-start adjustments	-	-	(389.5)	-
Changes in operating assets and liabilities:
Receivables	29.4	49.6	(66.0)	(8.7)
Inventories	(12.7)	54.8	(12.7)	1.5
Other current assets	(7.5)	(5.1)	2.0	(3.7)
Other noncurrent assets	(51.6)	(13.9)	(45.3)	(16.8)
Accounts payable and accrued expenses	7.4	(13.6)	11.3	8.5
Income taxes payable	208.6	(4.6)	(64.7)	(16.7)
Other long-term liabilities	(16.6)	(1.8)	(10.5)	(20.1)
Cash distributed under the POR	(14.5)	(28.6)	(804.1)	-
Other, net	(1.7)	(1.4)	5.6	-

Net cash provided by (used by) operating activities	575.2	95.1	(728.1)	169.7

Cash flows from investing activities:
Purchases of property, plant and equipment and computer software	(102.6)	(40.3)	(98.2)	(135.5)
Divestitures (acquisitions)	58.8	-	(60.5)	-
Proceeds from sale of notes	-	-	-	38.3
Acquisition of equity affiliate	(5.2)	-	(4.3)	-
Proceeds from sale of investment in affiliates	-	-	-	20.6
Loan to affiliate	-	-	(6.3)	-
Proceeds from insurance	6.7	-	-	-
Proceeds from the sale of assets	5.6	-	39.1	5.1
Purchase of minority interest	-	-	(1.5)	-

Net cash (used for) investing activities	(36.7)	(40.3)	(131.7)	(71.5)

Cash flows from financing activities:
Increase/(decrease) in short-term debt, net	-	2.8	(15.2)	5.1
Issuance of long-term debt	5.0	-	800.0	-
Payments of long-term debt	(309.2)	(0.2)	(15.5)	(7.6)
Payments under the POR	-	-	(300.7)	-
Debt issuance costs	-	(10.7)	-	-
Other, net	(1.2)	-	(0.6)	(1.4)

Net cash (used for) provided by financing activities	(305.4)	(8.1)	468.0	(3.9)

Effect of exchange rate changes on cash and cash equivalents	17.4	1.3	5.4	(8.0)

Net increase (decrease) in cash and cash equivalents	$ 250.5	$ 48.0	$ (386.4)	$ 86.3
Cash and cash equivalents at beginning of period	$ 263.8	$ 215.8	$ 602.2	$ 515.9

Cash and cash equivalents at end of period	$ 514.3	$ 263.8	$ 215.8	$ 602.2
Cash and cash equivalents at end of period from discontinued operations	-	11.3	-	-

Cash and cash equivalents at end of period from continuing operations	$ 514.3	$ 252.5	$ 215.8	$ 602.2

(1)	Reflects the effects of the Plan of Reorganization and fresh-start reporting. See Note 3 to the Consolidated Financial Statements.

See accompanying notes to consolidated financial statements beginning on page 67.

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

The following summarizes the events in its Chapter 11 case that led to AWI emerging from Chapter 11.

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

Plan of Reorganization and Emergence

On November 4, 2002, AWI filed a plan of reorganization with the Bankruptcy Court. Subsequently, AWI filed several amendments to the plan, along with various exhibits. The Fourth Amended Plan of Reorganization was filed on May 23, 2003. This plan, as so amended and as modified through May 23, 2006, was confirmed by the U.S. District Court for the District of Delaware (the “Court”) on August 18, 2006. The plan, as confirmed, is referred to in this report as the “POR”. Pursuant to the POR, upon emergence from Chapter 11 on October 2, 2006, AWI’s existing shares were cancelled and new common shares of reorganized Armstrong and cash were issued to its unsecured creditors and to the Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust (the “Asbestos PI Trust”), as described below. The POR excludes AWI’s Nitram and Desseaux subsidiaries, neither of which is material to Armstrong and which pursued separate resolutions of their Chapter 11 cases. See “Resolution of Nitram and Desseaux Cases” in this Note for further information.

Asbestos PI Trust

On October 2, 2006, the Asbestos PI Trust was created to address AWI’s personal injury (including wrongful death) asbestos-related liability. All present and future asbestos-related personal injury claims against AWI, including contribution claims of co-defendants, arising directly or indirectly out of AWI’s pre-Filing use of, or other activities involving, asbestos are channeled to the Asbestos PI Trust. See Note 32 under “Asbestos-Related Litigation” for more information on the Asbestos PI Trust.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Matters Concerning AHI

Armstrong Holdings, Inc. (“AHI”) was a Pennsylvania corporation and was the publicly held parent holding company of AWI. AHI’s only operation was its indirect ownership, through Armstrong Worldwide, Inc. (“AWWD,” a Delaware corporation), of all of the capital stock of AWI. Upon AWI’s POR becoming effective on October 2, 2006, all then-current shares of AWI were cancelled, and AHI was not entitled to any distribution under the POR in respect of its former equity interest in AWI.

On August 23, 2006, AHI announced that it and AWWD had pending claims in AWI’s Chapter 11 Case (collectively, the “AHI Claim”). The AHI Claim related to intercompany charges and credits among the companies. During 2007 AHI and AWI reached, and the Bankruptcy Court approved, a settlement on all intercompany claim and tax matters. Under the settlement, AWI paid AHI approximately $22 million in cash and 98,697 shares of AWI common stock. The settlement gave AWI the right to make all relevant tax elections and file all required tax returns on behalf of the Armstrong group of companies for all relevant tax periods during which the two companies were affiliated, and to receive and retain all related tax refunds.

A final federal income tax return for AHI and AWI on a consolidated basis was filed in September 2007. AHI and AWI reported substantial tax losses in this final joint tax return for these companies. As permitted by its settlement with AHI, AWI chose to carry back its losses for ten years in the return.

Resolution of Disputed Claims

Except for one priority tax claim for $0.3 million that is currently being negotiated, the few claims in AWI’s Chapter 11 case that remained open as of the end of 2007 were resolved and closed in January and February 2008 pursuant to the Bankruptcy Court’s procedures for settlement of claims. AWI has made a final distribution to general unsecured creditors of AWI under the POR and will close the Chapter 11 estate after the final claim is resolved.

Resolution of Nitram and Desseaux Cases

In September 2007, Nitram and Desseaux proposed a joint plan of liquidation to the Bankruptcy Court. On December 17, 2007, the Bankruptcy Court approved the Joint Amended Plan of Liquidation (the “Joint Plan”). The Joint Plan became effective December 28, 2007. Armstrong contributed $0.2 million to the estate of Nitram and Desseaux. Armstrong and its subsidiaries subordinated their claims to those of other unsecured creditors under the Joint Plan and will receive no distribution from the bankruptcy estate in this case.

Claimants alleging personal injury claims under the Joint Plan are allowed to proceed only against the pre-existing insurance coverage assets of Nitram and will not share in any distribution of general assets.

Deadlines under the Joint Plan for claimants to file claims based on rejected executory contracts or unexpired leases, for administrative claims and for final fee applications passed in January 2008. Pending objections to certain claims are expected to be addressed by the Court in coming months. An initial distribution to unsecured creditors is expected in the second quarter of 2008. After all assets in the bankruptcy estate (other than insurance assets available to personal injury claimants) have been distributed, Nitram and Desseaux will dissolve.

As a result of the Joint Plan becoming effective on December 28, 2007, Armstrong recorded a $1.3 million gain from the discharge of liabilities subject to compromise. The gain was recorded as a Chapter 11 Reorganization activity (see below).

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Pursuant to SOP 90-7, AWI was required to segregate pre-Filing liabilities that were subject to compromise and report them separately on the balance sheet. Liabilities subject to compromise at December 31, 2006 totaled $1.3 million and related to Nitram and Desseaux.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, we recorded the following Chapter 11 reorganization activities during 2007, 2006 and 2005:

	Successor Company		Predecessor Company
	Year 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2005

Professional fees	$0.6	$-	$30.2	$10.4
Interest (income)	-	-	(15.0)	(11.8)
Adjustments to pre-Filing liabilities	-	-	-	0.1
(Gain) from discharge of liabilities subject to compromise	(1.3)	-	(1,510.8)	-
(Gain) from fresh-start reporting	-	-	(459.9)	-
Other expense directly related to bankruptcy, net	-	-	-	0.1

Total Chapter 11 reorganization (income), net	$(0.7)	$-	$(1,955.5)	$(1.2)

Professional fees represent legal and financial advisory fees and expenses that were incurred directly as a result of the Filing. 2007 charges relate to Nitram and Desseaux.

Interest income represents income earned from short-term investments between the Filing date and AWI’s emergence date.

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

AWI incurred $7.1 million and $4.6 million of expenses during the year 2007 and the three months ended December 31, 2006, respectively, for Chapter 11 related post-emergence activities. Pursuant to SOP 90-7, these expenses were reported as selling, general and administrative (SG&A) expenses.

Review of Strategic Alternatives

On February 15, 2007, we announced that we had initiated a review of our strategic alternatives. On February 29, 2008, we announced that we have completed the strategic review process after extensive evaluation of alternatives, including a possible sale of our individual businesses and the entire company. The Board of Directors concluded that it is in the best interest of Armstrong and its shareholders to continue to execute our strategic operating plan under our current structure as a publicly traded company.

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

Use of Estimates. These financial statements are prepared in accordance with U.S. generally accepted accounting principles. The statements include management estimates and judgments, where appropriate. Management utilizes estimates to record many items including asset values, allowances for bad debts, inventory obsolescence and lower of cost or market charges, warranty, workers’ compensation, general liability and environmental claims and income taxes. When preparing an estimate, management determines the amount based upon the consideration of relevant information. Management may confer with outside parties, including outside counsel. Actual results may differ from these estimates.

Reclassifications. Our policy is to record distributions from equity investments using the equity in earnings method and report returns on investments as cash flows from operating activities. Accordingly, “Distributions from equity affiliates” in the prior years’ Consolidated Statements of Cash Flows was reclassified from cash flows from investing activities to cash flows from operating activities. The amounts reclassified were $25.0 million in the three months ended December 31, 2006, $18.0 million in the nine months ended September 30, 2006 and $23.0 million in the year 2005.

Certain other amounts in the prior year’s Consolidated Financial Statements and related notes thereto have been recast to conform to the 2007 presentation.

Revenue Recognition. We recognize revenue from the sale of products when persuasive evidence of an arrangement exists, title and risk of loss transfers to the customers, prices are fixed and determinable, and it is reasonably assured the related accounts receivable is collectible. Our sales terms primarily are FOB shipping point. We have some sales terms that are FOB destination. Our products are sold with normal and customary return provisions. Sales discounts are deducted immediately from the sales invoice. Provisions, which are recorded as a reduction of revenue, are made for the estimated cost of rebates, promotional programs and warranties. We defer recognizing revenue if special sales agreements, established at the time of sale, warrant this treatment.

Sales Incentives. Sales incentives are reflected as a reduction of net sales.

Shipping and Handling Costs. Shipping and handling costs are reflected in cost of goods sold.

Advertising Costs. We recognize advertising expenses as they are incurred.

Research and Development Costs. We recognize research and development costs as they are incurred.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Taxes. The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes to reflect the expected future tax consequences of events recognized in the financial statements. Deferred income tax assets and liabilities are recognized by applying enacted tax rates to temporary differences that exist as of the balance sheet date which result from differences in the timing of reported taxable income between tax and financial reporting.

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

Concentration of Credit. We principally sell products to customers in the building products industries in various geographic regions. Net sales to The Home Depot, Inc. were $285.3 million in the nine months ended September 30, 2006 and $384.1 million in the year 2005, which is in excess of 10% of our consolidated net sales for those periods. Net sales to The Home Depot were less than 10% of consolidated net sales in the year 2007 and the three months ended December 31, 2006. Net sales to The Home Depot were recorded in our Resilient Flooring, Wood Flooring and Building Products segments. No other customers accounted for 10% or more of our total consolidated net sales.

There are no significant concentrations of credit risk other than with The Home Depot, Inc. and Lowe’s Companies, Inc. who together represented approximately 22% of our net trade receivables as of December 31, 2007 and 2006. We monitor the creditworthiness of our customers and generally do not require collateral.

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

We establish credit worthiness prior to extending credit. We estimate the recoverability of current and non-current receivables each period. This estimate is based upon triggering events and new information in the period, which can include the review of any available financial statements and forecasts, as well as discussions with legal counsel and the management of the debtor company. As events occur which impact the collectibility of the receivable, all or a portion of the receivable is reserved. Account balances are charged off against the allowance when the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers.

Inventories. Inventories are valued at the lower of cost or market. Inventories also include certain samples used in ongoing sales and marketing activities. Cash flows from the sale of inventory and the related cash receipts are classified as operating cash flows on the Consolidated Statements of Cash Flows. See Note 8 for further information on our accounting for inventories.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Property and Depreciation. Property, plant and equipment in place as of September 30, 2006 were set equal to fair value as of our emergence date and are currently stated at that value less accumulated depreciation and amortization. Property, plant and equipment acquired after our emergence date is stated at acquisition cost less accumulated depreciation and amortization.

Depreciation charges for financial reporting purposes are determined on a straight-line basis at rates calculated to provide for the full depreciation of assets at the end of their useful lives. Machinery and equipment includes manufacturing equipment (depreciated over 3 to 15 years), computer equipment (3 to 5 years) and office furniture and equipment (5 to 7 years). Within manufacturing equipment, assets that are subject to quick obsolescence or wear out quickly, such as tooling and engraving equipment, are depreciated over shorter periods (3 to 7 years). Heavy production equipment, such as conveyors and production presses, are depreciated over longer periods (15 years). Buildings are depreciated over 15 to 30 years, depending on factors such as type of construction and use. Computer software is depreciated over 3 to 7 years.

Impairment losses are recorded when indicators of impairment are present, such as operating losses and/or negative cash flows. If an indication of impairment exists, we compare the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by the assets. The amount of impairment loss to be recognized is then measured by comparing the asset group’s carrying amount to its fair value. The estimate of an asset group’s fair value is based on discounted future cash flows expected to be generated by the asset group. If the fair value is less than the carrying value of the asset group, we record an impairment charge equal to the difference between the fair value and carrying value of the asset group. Impairments of assets related to our manufacturing operations are recorded in cost of goods sold. When assets are disposed of or retired, their costs and related depreciation are removed from the financial statements and any resulting gains or losses normally are reflected in cost of goods sold or SG&A expenses.

Costs of the construction of certain property may include capitalized interest which is amortized over the estimated useful life of the related asset. There was no capitalized interest recorded in the nine months ended September 30, 2006 or the year 2005 due to the Chapter 11 Filing. There was also no capitalized interest in the three months ended December 31, 2006 or in the year 2007.

Plant and equipment held under capital leases are stated at the present value of the minimum lease payments. Plant and equipment held under capital leases and leasehold improvements are amortized on a straight line basis over the life of the lease plus any specific option periods.

Asset Retirement Obligations. We recognize the fair value of obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred. Upon initial recognition of a liability, the discounted cost is capitalized as part of the related long-lived asset and depreciated over the corresponding asset’s useful life. Over time, accretion of the liability is recognized as an operating expense to reflect the change in the liability’s present value.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Foreign Currency Transactions. Assets and liabilities of our subsidiaries operating outside the United States which account in a functional currency other than U.S. dollars are translated using the year end exchange rate. Revenues and expenses are translated at exchange rates effective during each month. Foreign currency translation gains or losses are included as a component of accumulated other comprehensive income (loss) within shareholders’ equity. Gains or losses on foreign currency transactions are recognized through the statement of earnings.

Financial Instruments and Derivatives. From time to time, we use derivatives and other financial instruments to offset the effect of currency, interest rate and commodity price variability. See Note 20 for further discussion.

Stock-based Employee Compensation. On January 1, 2006, we adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). Prior to January 1, 2006, we used the intrinsic value method for stock-based employee compensation. There would have been no effect on net income if we had applied the fair value recognition provisions of FAS 123R to share-based employee compensation in 2005. For awards with only service and performance conditions that have a graded vesting schedule, we recognize compensation expense on a straight-line basis over the vesting period for the entire award. See Note 25 for additional information on FAS 123R.

Recently Adopted Accounting Standards

In connection with AWI’s emergence from Chapter 11 on October 2, 2006, reorganized Armstrong adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). As a result of the application of fresh-start reporting, changes in accounting principles that would have been required in reorganized Armstrong’s financial statements within the twelve months following our emergence date were required to be adopted at the time fresh-start reporting was adopted. Accordingly, effective October 2, 2006 we adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” and Statement of Financial Accounting Standards No. 158 (“FAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” We adopted no new accounting standards in 2007.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), “Fair Value Measurements,” which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is generally effective for fiscal years beginning after November 15, 2007. However, the effective date for certain non-financial assets and liabilities was deferred to fiscal years beginning after November 15, 2008. We do not expect any material impact from adopting FAS 157.

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

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. We do not expect any material impact from adopting EITF 06-10.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 Revised 2007, “Business Combinations” (“FAS 141R”). FAS 141R revises the original FAS 141, while retaining the underlying concept that all business combinations be accounted for at fair value. However, FAS 141R changes the methodology of applying this concept in that acquisition costs will generally be expensed as incurred, non-controlling interests will be valued at fair value, in-process research and development will be recorded at fair value as an indefinite-lived intangible, restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition and changes in deferred tax asset allowances after the acquisition date generally will affect income tax expense. This pronouncement applies prospectively to all business combinations whose acquisition dates are on or after the beginning of the first annual period subsequent to December 15, 2008. We will consider, upon adoption, the impact of any future acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“FAS 160”). FAS 160 requires the recognition of a non-controlling interest (formerly known as a “minority interest”) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FAS 141R. This pronouncement is effective for fiscal years, and all interim periods within those fiscal years, beginning after December 15, 2008. Early adoption is not permitted. We do not expect any material impact from adopting FAS 160.

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

The approach used to determine reorganized Armstrong’s reorganization value, as defined in SOP 90-7, was primarily based on a discounted cash flow approach, while also using a comparable company guideline method as a test for reasonableness of the derived value. These analyses are necessarily based on a variety of estimates and assumptions which, though considered reasonable by management, may not be realized and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond AWI’s control.

The assumptions used in the discounted cash flow analysis regarding revenue, costs and cash flows were based on management’s best estimate at the time the analysis was performed. Key assumptions included a four year operating horizon with a compound average growth rate (CAGR) in sales of 3%, an effective tax rate of 38% and a discount rate based on an estimated weighted average cost of capital of 10.5%. In addition to the cash flows during the projection period, a terminal value for the enterprise was developed based on a perpetuity growth model using a constant growth rate of 2.5%. Changes in these assumptions could have had a significant effect on the determination of AWI’s reorganization value.

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

Fresh-start reporting required us to allocate the reorganization value to our assets and liabilities based upon their estimated fair values in accordance with procedures specified by Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”). Adjustments necessary to state our balance sheet accounts at fair value were made such that the newly assigned fair values to our assets and liabilities fully reflected the emerged entity’s reorganization value. No goodwill was assigned at emergence.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

	Predecessor Sept. 30, 2006	Plan of Reorganization		Fresh- Start		Successor Oct. 1, 2006
Current Assets:
Cash and cash equivalents	$ 520.6	$ (304.8)	(A)	$ (5.9)	(J)	$ 209.9
Accounts and notes receivable, net	407.5			(46.8)	(J)	360.7
Inventories, net	542.6			27.0	(F,J)	569.6
Deferred income taxes	18.2			(17.2)	(I)	1.0
Assets of discontinued operations	-			120.7	(J)	120.7
Income tax receivable	18.2	(18.2)	(H)	78.5		78.5

Other current assets	60.7			(2.7)	(J)	58.0

Total current assets	1,567.8	(323.0)		153.6		1,398.4

Property, plant and equipment	1,194.2			(242.6)	(F,J)	951.6
Insurance receivable for asbestos	91.5	(91.5)	(B,C)			-
Prepaid pension costs	510.0			(25.1)	(F)	484.9
Investment in affiliates	95.0			219.2	(F)	314.2
Goodwill, net	143.1			(143.1)	(F,G)	-
Other intangibles, net	54.3			619.3	(F)	673.6
Deferred income taxes, noncurrent	967.4			(719.1)	(I)	248.3
Other noncurrent assets	97.5	(5.6)	(C)	(3.0)	(F,J)	88.9

Total assets	$ 4,720.8	$ (420.1)		$ (140.8)		$ 4,159.9

Current liabilities:
Short-term debt	$0.4			$0.9	(J)	$1.3
Current portion of long term debt	0.9	5.0	(A,D)			5.9
Accounts payable and accrued expenses	415.9	69.1	(C)	(43.0)	(F,J)	442.0
Short term amounts due affiliates	10.1	(10.1)	(C)			-
Liabilities of discontinued operations	-			50.6	(J)	50.6
Income tax payable	7.5	(64.5)	(H)	60.6	(I,J)	3.6
Deferred income taxes	0.8	(0.8)	(H)	13.5		13.5

Total current liabilities	435.6	(1.3)		82.6		516.9

Liabilities subject to compromise	4,868.1	(4,866.8)	(C)			1.3

Long term debt, less current portion	12.1	795.0	(A,D)			807.1
Postretirement and postemployment liabilities	260.9			144.8	(F)	405.7
Pension benefit liabilities	230.7			(3.0)	(F,J)	227.7
Other long term liabilities	74.6	(1.0)	(C)	0.5	(F,J)	74.1
Income tax payable, noncurrent	-			11.9	(I)	11.9
Deferred income taxes, noncurrent	35.7	534.7	(H)	(560.7)	(I,J)	9.7
Minority interest in subsidiaries	7.3					7.3

Total noncurrent liabilities	621.3	1,328.7		(406.5)		1,543.5

Shareholders’ equity:
Common stock – predecessor	51.9	(51.9)	(E)			-
Common stock – successor	-	0.6	(E)			0.6
Capital in excess of par	172.6	1,480.1	(E)	444.9	(K)	2,097.6
Reduction for ESOP loan guarantee	(142.2)	142.2	(E)			-
Accumulated deficit	(803.4)	1,019.8	(C)	(216.4)	(K)	-
Accumulated other compr. income	45.4			(45.4)	(K)	-
Treasury stock-predecessor	(528.5)	528.5	(E)			-

Total shareholders’ equity (deficit)	(1,204.2)	3,119.3		183.1	(F)	2,098.2

Total liabilities and shareholders’ equity (deficit)	$ 4,720.8	$ (420.1)		$ (140.8)		$ 4,159.9

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Notes to Reorganization and “Fresh-Start” Activity

(A)	To reflect cash proceeds from the debt and payout to the unsecured creditors and Asbestos PI Trust pursuant to the distribution provisions of the Plan of Reorganization (POR) as follows:

Cash balance of Predecessor as of September 30, 2006		$ 520.6
Proceeds from Successor borrowing	$ 800.0
Cash distributed to unsecured creditors	(362.0)
Cash distributed to asbestos trust	(738.5)
Cash distributed for convenience, cure and other	(4.3)

Net change in cash	(304.8)	(304.8)

Cash balance of Successor prior to fresh-start adjustments		$215.8

Distributions made to date		$ 1,150.6
Distributions reserved and pending		$1.1
(B)	To reflect assignment of asbestos insurance receivable to Asbestos PI Trust pursuant to POR.
(C)	To adjust for discharge of liabilities subject to compromise, assumption of certain liabilities and net gain on settlement pursuant to the POR as follows:

Liabilities subject to compromise that were discharged:
Debt (at face value)	$1,388.6
Asbestos related liability	3,190.6
Prepetition trade payables	57.1
Prepetition other payables and accrued interest	68.1
Amounts due to affiliates	4.7
ESOP loan guarantee	157.7

Total liabilities subject to compromise	4,866.8

Effect of new shares, new debt and other settlement items:
Liabilities subject to compromise not discharged and reclassified to liabilities	(19.2)
Insurance receivable transferred to asbestos trust	(91.5)
Fair value of new equity issued	(2,098.2)
Proceeds of Successor debt to be paid to creditors	(775.0)
Available cash to be paid to creditors	(370.7)
Amounts due to affiliates settled in bankruptcy	10.1
Recognition of convenience, environmental and other claim liability	(5.5)
Other	(6.0)

Gross gain on settlement	1,510.8
Less: Professional fees payable	(4.3)
Less: Tax effect on settlement	(486.7)

Net gain on settlement	$1,019.8

(D)	To record post emergence debt financing pursuant to the Senior Credit Agreement.
(E)	To record cancellation of predecessor common stock, close out of remaining equity balances and issuance of successor common stock.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

(F)	To set equity to reorganization value. Assets and liabilities then adjusted to fair value in connection with the application of fresh-start reporting. Adjustments creating net gain on fair value adjustments are as follows:

Inventory	$ 86.6
Property, plant and equipment	(172.3)
Prepaid pension costs	(22.8)
Investment in affiliates	219.2
Goodwill	(143.1)
Other intangibles	619.3
Postretirement and pension obligations	(146.2)
Other	19.2

Gain on fresh-start adjustments before tax	459.9
Less: Discontinued operation fair value adjustment	(70.4)
Less: Elimination of other comprehensive income	(45.4)
Less: Tax effect on fresh-start	(161.0)

Change in equity	$ 183.1

(See Note 6 for a summary of amounts reclassified to Assets and Liabilities of
Discontinued Business Held for Sale)

(G)	To eliminate Predecessor goodwill.
(H)	To reflect tax effect on POR settlement items.
(I)	To adjust deferred income taxes to reflect differences in the book versus tax basis of revalued assets and liabilities.
(J)	To reclassify discontinued business as ‘Assets of discontinued business held for sale’ and ‘Liabilities of discontinued business held for sale.’
(K)	To reset accumulated other comprehensive income and accumulated deficit to zero and adjust capital in excess of par to reorganization value.

2007 adjustments

In accordance with FAS 141, the allocation of equity value is subject to adjustment within a one year period when additional information on asset and liability valuations becomes available. Further, in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”), any subsequent releases of deferred income tax asset valuation allowances existing at October 2, 2006 may adjust the allocation of equity value in the future.

In this regard, the initial tax balances for the October 2, 2006 fresh-start balance sheet were calculated assuming that we would elect to carry back our net operating loss (“NOL”) two years when filing the 2006 tax returns. During 2007, we continued to evaluate carry back alternatives prior to filing our federal income tax returns in September 2007. Upon completion of this analysis, we decided to file a ten-year carryback. See Note 16 for more information. Since the realizable book value of the NOL based upon a ten-year carryback was different from the calculation based upon a two-year carryback, adjustments to the fresh-start balance sheet were recorded in the third quarter of 2007 to reflect the ten-year value.

During the fourth quarter of 2007, additional tax adjustments were recorded which further refined the realizable value of the NOL, recorded certain provision-to-return adjustments and released various state valuation allowances.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Collectively, the adjustments described above were re-allocated to other assets and liabilities as follows:

Deferred income tax asset – current	$ 6.8
Property, plant & equipment	54.3
Income tax receivable	7.7
Investment in affiliates	12.6
Other intangibles	40.1
Deferred income tax asset- non current	(89.3)

Total assets	$ 32.2

Accrued expenses	$ (0.6)
Income tax payable – current	(0.6)
Deferred income tax liability - non current	(31.0)

Total liabilities	$ (32.2)

NOTE 4. NATURE OF OPERATIONS

Reportable Segments

Resilient Flooring — produces and sources a broad range of floor coverings primarily for homes and commercial and institutional buildings. Manufactured products in this segment include vinyl sheet, vinyl tile, linoleum flooring, automotive carpeting and other specialized textile floor products. In addition, our Resilient Flooring segment sources and sells laminate flooring products, ceramic tile products, adhesives, installation and maintenance materials and accessories. Resilient Flooring products are offered in a wide variety of types, designs and colors. We sell these products to wholesalers, large home centers, retailers, contractors and to the manufactured homes industry.

Wood Flooring — produces and sources wood flooring products for use in new residential construction and renovation, with some commercial applications in stores, restaurants and high-end offices. The product offering includes pre-finished solid and engineered wood floors in various wood species, and related accessories. Virtually all of our Wood Flooring’s sales are in North America. Our Wood Flooring products are generally sold to independent wholesale flooring distributors and large home centers. Our products are principally sold under the brand names Bruce®, Hartco®, Robbins®, Timberland®, Armstrong™, HomerWood® and Capella®.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Unallocated Corporate — includes assets and expenses that have not been allocated to the business units. Unallocated Corporate assets are primarily deferred income tax assets, cash and cash equivalents, the Armstrong brand name and the U.S. prepaid pension cost. Expenses for our corporate departments and certain benefit plans are allocated to the reportable segments based on known metrics, such as time reporting, headcount, square-footage or net sales. The remaining expenses, which cannot be attributable to the reportable segments without a high degree of generalization, are reported in Unallocated Corporate.

Successor Company For the year ended 2007	Resilient Flooring	Wood Flooring	Building Products	Cabinets	Unallocated Corporate	Total
Net sales to external customers	$ 1,230.8	$ 791.6	$ 1,292.1	$ 235.2	-	$ 3,549.7
Equity loss (earnings) from joint ventures	-	0.6	(46.6)	-	-	(46.0)
Segment operating income (loss)(1)	40.4	64.3	221.4	10.5	(39.9)	296.7
Restructuring charges, net of reversals	-	-	0.2	-	-	0.2
Segment assets	734.8	509.7	1,139.7	82.5	2,183.2	4,649.9
Depreciation and amortization	44.0	10.9	59.3	2.6	21.0	137.8
Fixed asset impairment loss	-	-	-	-	-	-
Investment in affiliates	0.1	-	232.5	-	-	232.6
Capital additions	29.9	17.8	37.7	4.4	11.8	101.6

Successor Company For the three months ended December 31, 2006	Resilient Flooring	Wood Flooring	Building Products	Cabinets	Unallocated Corporate	Total
Net sales to external customers	$278.5	$192.6	$289.7	$56.5	-	$817.3
Equity loss (earnings) from joint ventures	-	0.2	(5.5)	-	-	(5.3)
Segment operating income (loss)(1)	(1.2)	(0.2)	24.9	0.2	(7.2)	16.5
Restructuring charges, net of reversals	0.3	1.4	-	-	-	1.7
Segment assets	690.1	498.9	1,159.8	81.8	1,729.3	4,159.9
Depreciation and amortization	10.5	2.3	13.9	0.7	4.8	32.2
Fixed asset impairment loss	-	-	-	-	-	-
Investment in affiliates	-	4.0	290.6	-	-	294.6
Capital additions	10.3	10.2	12.1	1.5	4.1	38.2

Predecessor Company For the nine months ended September 30, 2006	Resilient Flooring	Wood Flooring	Building Products	Cabinets	Unallocated Corporate	Total
Net sales to external customers	$929.4	$645.0	$859.8	$174.4	-	$2,608.6
Equity loss (earnings) from joint ventures	-	0.1	(41.5)	-	-	(41.4)
Segment operating income (loss)(1)	12.6	46.2	152.9	6.1	(23.5)	194.3
Restructuring charges, net of reversals	9.6	-	0.5	-	(0.1)	10.0
Depreciation and amortization	35.2	15.0	27.7	2.1	17.8	97.8
Fixed asset impairment loss	-	0.6	-	-	-	0.6
Capital additions	20.8	23.9	34.1	3.8	10.0	92.6

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Predecessor Company For the year ended 2005	Resilient Flooring	Wood Flooring	Building Products	Cabinets	Unallocated Corporate	Total
Net sales to external customers	$ 1,232.6	$ 833.9	$ 1,047.6	$ 212.5	-	$ 3,326.6
Equity (earnings) from joint venture	-	-	(39.3)	-	-	(39.3)
Segment operating income (loss)(1)	(28.4)	60.9	148.5	(9.7)	(70.2)	101.1
Restructuring charges, net of reversals	16.2	0.1	6.3	0.4	-	23.0
Segment assets	715.9	646.4	613.2	99.1	2,374.8	4,449.4
Depreciation and amortization	55.6	19.0	33.9	2.4	25.5	136.4
Fixed asset impairment loss	1.8	15.3	0.5	-	-	17.6
Investment in affiliates	-	-	67.4	-	-	67.4
Capital additions	42.8	28.8	42.6	4.5	12.2	130.9

(1)

Segment operating income (loss) is the measure of segment profit or loss reviewed by the chief operating decision maker. The sum of the segments’ operating income (loss) equals the total consolidated operating income as reported on our income statement. The following reconciles our total consolidated operating income (loss) to income before taxes, extraordinary items, discontinued operations, and the cumulative effect of changes in accounting principles. These items are only measured and managed on a consolidated basis:

	Successor Company		Predecessor Company
	Year 2007	Three months ended December 31, 2006	Nine months ended September 30, 2006(1)	Year 2005
Segment operating income	$ 296.7	$ 16.5	$ 194.3	$ 101.1
Interest expense	55.0	13.4	5.2	7.7
Other non-operating expense	1.4	0.3	1.0	1.5
Other non-operating (income)	(18.2)	(4.3)	(7.2)	(11.8)
Chapter 11 reorganization (income), net	(0.7)	-	(1,955.5)	(1.2)

Earnings from continuing operations before income taxes	$259.2	$7.1	$2,150.8	$104.9

(1)	Reflects the effects of the Plan of Reorganization and fresh-start reporting. See Note 3 to the Consolidated Financial Statements.

Accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The sales in the table below are allocated to geographic areas based upon the location of the customer.

	Successor Company		Predecessor Company
Geographic Areas Net trade sales	Year 2007	Three months ended December 31, 2006	Nine months ended September 30, 2006	Year 2005
Americas:
United States	$2,409.7	$560.7	$1,825.2	$2,334.1
Canada	167.1	36.7	157.6	192.1
Other Americas	38.5	8.8	25.8	30.9

Total Americas	$2,615.3	$606.2	$2,008.6	$2,557.1

Europe:
Germany	$164.6	$41.0	$115.6	$160.9
United Kingdom	140.4	31.6	94.6	126.6
Other Europe	422.2	91.2	270.3	341.2

Total Europe	$727.2	$163.8	$480.5	$628.7

Total Pacific Rim	$207.2	$47.3	$119.5	$140.8

Total net trade sales	$3,549.7	$817.3	$2,608.6	$3,326.6

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

	Successor Company
Long-lived assets (property, plant and equipment), net at December 31	2007	2006
Americas:
United States	$747.0	$723.8
Other Americas	21.2	19.7

Total Americas	$768.2	$743.5

Europe:
Germany	$108.7	$101.3
Other Europe	85.0	83.6

Total Europe	$193.7	$184.9

Total Pacific Rim	$50.9	$37.8

Total long-lived assets, net	$1,012.8	$966.2

The above balances exclude amounts related to discontinued operations.

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

On August 20, 2007 we purchased the remaining 50% interest in Kunshan Holding Limited for approximately $5 million, at which time it became a wholly-owned subsidiary. The acquisition was accounted for under the purchase method of accounting during the third quarter of 2007. Preliminary allocation of the purchase price to the fair value of tangible and identifiable intangible assets acquired has been completed. Adjustments may be recorded in future periods as the allocation is finalized.

NOTE 6. DISCONTINUED OPERATIONS

On May 31, 2000, Armstrong completed its sale of all entities, assets and certain liabilities comprising its Insulation Products segment. During the fourth quarter of 2005, we recorded a net gain of $10.4 million due to the early settlement of the remaining notes receivable and the settlement of other disputed items. During the fourth quarter of 2006, we recorded a net gain of $1.7 million due to the settlement of various legal disputes. In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), these adjustments were classified as discontinued operations since the original divestiture was reported as discontinued operations.

On March 27, 2007 we entered into an agreement to sell Tapijtfabriek H. Desseaux N.V. and its subsidiaries—the principal operating companies in our European Textile and Sports Flooring business. These companies were first classified as discontinued operations at October 2, 2006 when they met the criteria of FAS 144. The sale transaction was completed in April 2007 and total proceeds of $58.8 million have been received to-date. Certain additional post completion adjustments specified in the agreement are currently subject to dispute by the parties. We are claiming $7.8 million and, as such, have recorded a receivable related to the estimated amount of these adjustments that is classified in the December 31,

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

2007 Consolidated Balance Sheet as part of “Other current assets.” The matter will be referred to an independent expert for a final and binding determination.

Prior period results within the Consolidated Statement of Earnings have been recast to reflect the results of discontinued operations. The segment results in Note 4 exclude the amounts related to discontinued operations. The Consolidated Statements of Cash Flows do not separately report the cash flows of the discontinued operations.

Net sales, pre-tax income (loss) and net loss from discontinued operations, as well as net assets of Tapijtfabriek H. Desseaux N.V. and its subsidiaries are as follows:

	Successor Company		Predecessor Company
	Year 2007	Three months ended December 30, 2006	Nine months ended September 30, 2006(1)	Year 2005
Net sales	$ 59.8	$ 66.7	$ 187.1	$ 231.8

Pre-tax loss from discontinued operations	$ (1.4)	$ (2.8)	$ (6.7)	$ (2.6)
Fresh-start reporting adjustments	-	-	(70.4)	-
(Loss) gain on expected disposal of discontinued operations	(5.8)	2.6	-	10.4
Income tax (expense) benefit	(0.3)	(0.9)	8.7	(2.8)

Net (loss) income from discontinued operations	$ (7.5)	$ (1.1)	$ (68.4)	$ 5.0

(1)	Reflects the effects of fresh-start reporting.

	Successor Company
	December 31, 2007	December 31, 2006
Current assets	$ -	$119.8
Property, plant and equipment	-	1.6
Non-current assets	-	0.2

Assets of discontinued business held for sale	$ -	$121.6
Current liabilities	-	(47.9)
Other non-current liabilities	-	(5.4)

Liabilities of discontinued business held for sale	$ -	$(53.3)

Net assets	$ -	$68.3

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 7. ACCOUNTS AND NOTES RECEIVABLE

	Successor Company
	December 31, 2007	December 31, 2006
Customer receivables	$ 342.3	$ 355.9
Customer notes	7.6	7.4
Miscellaneous receivables	14.6	18.2
Less allowance for discounts and losses	(53.3)	(59.6)

Net accounts and notes receivable	$311.2	$321.9

Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

The above balances exclude amounts related to discontinued operations.

NOTE 8. INVENTORIES

Following are the components of our inventories:

	Successor Company
	December 31, 2007	December 31, 2006
Finished goods	$ 355.7	$ 330.0
Goods in process	39.7	37.0
Raw materials and supplies	160.7	163.2
Less LIFO and other reserves	(12.6)	(8.5)

Total inventories, net	$543.5	$521.7

The above balances exclude inventories related to discontinued operations.

Approximately 65% and 70% of our total inventory in 2007 and 2006, respectively, was valued on a LIFO (last-in, first-out) basis. Inventory values were lower than would have been reported on a total FIFO (first-in, first-out) basis by $2.4 million at the end of 2007 and higher by $0.2 million at the end of 2006.

The distinction between the use of different methods of inventory valuation is primarily based on geographical locations and/or legal entities rather than types of inventory. The following table summarizes the amount of inventory that is not accounted for under the LIFO method.

	Successor Company
	2007	2006
International locations	$ 158.8	$ 128.7
Cabinets	27.3	28.6
U.S. sourced products	2.0	1.4

Total	$188.1	$158.7

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Substantially all of our international locations use the FIFO method of inventory valuation (or other methods which closely approximate the FIFO method) primarily because either the LIFO method is not permitted for local tax and/or statutory reporting purposes, or the entities were part of various acquisitions that had adopted the FIFO method prior to our acquisition. In these situations, a conversion to LIFO would be highly complex and involve excessive cost and effort to achieve under local tax and/or statutory reporting requirements.

The sourced products represent certain finished goods sourced from third party manufacturers, primarily from foreign suppliers.

NOTE 9. OTHER CURRENT ASSETS

	Successor Company
	December 31, 2007	December 31, 2006
Prepaid expenses	$ 36.4	$ 38.3
Other	10.3	11.2
Assets held for sale	7.9	0.7
Receivable related to discontinued operations	7.8	-
Fair value of derivative asset	0.8	4.5

Total other current assets	$ 63.2	$ 54.7

NOTE 10. PROPERTY, PLANT AND EQUIPMENT

	Successor Company
	December 31, 2007	December 31, 2006
Land	$ 131.7	$ 124.2
Buildings	287.6	259.7
Machinery and equipment	664.6	512.3
Computer software	36.2	29.1
Construction in progress	51.6	69.7
Less accumulated depreciation and amortization	(158.9)	(28.8)

Net property, plant and equipment	$ 1,012.8	$ 966.2

The above balances exclude amounts related to discontinued operations.

Pursuant to SOP 90-7, upon adopting fresh-start reporting in 2006 we recorded a $242.6 million reduction to reflect the fair value of our net property, plant and equipment. In the third and fourth quarters of 2007, we recorded additional adjustments to increase the estimated fair value of net property, plant and equipment on our October 2, 2006 fresh-start balance sheet by $54.3 million ($48.8 million to machinery and equipment and $5.5 million to land). See Note 3 for further information.

In the fourth quarter of 2005, we recorded $17.6 million of fixed asset impairment charges, primarily in Wood Flooring. These impairment charges related to idle equipment and unused property associated with excess manufacturing capacity and products that will no longer be produced. These charges were recorded in cost of goods sold. The fixed asset impairment charges were triggered by an evaluation of production capacity for certain product lines.

See Note 2 for discussion of policies related to property and depreciation and asset retirement obligations.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 11. EQUITY INVESTMENTS

Investments in affiliates of $232.6 million at December 31, 2007 reflected the equity interest in our 50% investment in our WAVE joint venture.

On August 20, 2007 we purchased the remaining 50% interest in Kunshan Holding Limited (“Kunshan”), at which time it became a wholly-owned subsidiary. Our equity investment in Kunshan at December 31, 2006 of $4.0 million along with our additional investments was reclassified as part of the purchase accounting for the subsidiary.

The decrease in the investment balance from December 31, 2006 of $62.0 million is due to special distributions from WAVE and the Kunshan reclassification discussed above, partially offset by our equity interest in WAVE’s earnings and a $12.6 million adjustment to our fresh start balance sheet recorded in 2007 to increase our investment in WAVE. See Note 3 for information on fresh-start reporting.

See Note 2 for a discussion of the reclassification of distributions from equity affiliates on our cash flow statements.

		Successor Company		Predecessor Company
Affiliate	Income Statement Classification	Year 2007	Three months ended December 31, 2006	Nine months ended September 30, 2006	Year 2005
WAVE	Equity earnings from joint venture	$ 46.6	$ 5.5	$ 41.5	$ 39.3
KHL	Equity loss from joint venture	(0.6)	(0.2)	(0.1)	-
ISI	Other non-operating income	-	-	-	4.1
ISI/Other	Other non-operating expense	-	-	-	(1.0)

In August 2005, we sold our equity interest in Interface Solutions, Inc.

We account for our WAVE joint venture using the equity method of accounting. Our recorded investment in WAVE was higher than our 50% share of the carrying values reported in WAVE’s consolidated financial statements by $219.2 million as of emerging from Chapter 11, by $213.7 million as of December 31, 2006 and by $219.7 million as of December 31, 2007. These differences are due to our adopting fresh-start reporting upon emerging from Chapter 11, while WAVE’s consolidated financial statements do not reflect fresh-start reporting. The differences are comprised of the following fair value adjustments to assets:

	December 31, 2007	December 31, 2006	October 2, 2006
Inventory	-	-	$ 3.7
Property, plant and equipment	$ 3.9	$ 5.1	5.4
Other intangibles	185.3	190.7	192.2
Goodwill	30.5	17.9	17.9

Total	$ 219.7	$ 213.7	$ 219.2

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Of the $192.2 million fair value adjustment to other intangibles upon emergence, $107 million is for identifiable intangible assets that have useful lives of between 15 and 20 years, while the remaining amount is for identifiable intangibles that have indefinite lives. Our equity earnings reported in the fourth quarter of 2006 were reduced by $5.4 million due to the impact of fresh-start reporting. See Exhibit 99 for WAVE’s consolidated financial statements. Condensed financial data for WAVE is summarized below:

	December 31, 2007	December 31, 2006
Current assets	$ 131.0	$ 157.7
Non-current assets	30.9	28.2
Current liabilities	28.9	28.8
Other non-current liabilities	104.1	4.1

	2007	Three months ended December 31, 2006	Nine months ended September 30, 2006	2005
Net sales	$ 380.0	$ 88.6	$ 260.2	$ 307.7
Gross profit	134.9	21.3	102.8	99.1
Net earnings	107.0	21.9	83.0	78.6

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

The following table represents the changes in goodwill for 2006:

Goodwill by segment	January 1, 2006	Goodwill acquired	Adjustments, net(1)	Fresh-Start Impacts	December 31, 2006
Wood Flooring	$ 108.2	$8.0	-	$ (116.2)	$ -
Building Products	13.4	-	$ 0.9	(14.3)	-
Cabinets	12.6	-	-	(12.6)	-

Total consolidated goodwill	$ 134.2	$8.0	$ 0.9	$ (143.1)	$ -

(1) Consists of the effects of foreign exchange.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Other Intangible Assets

Pursuant to SOP 90-7, we recorded the estimated fair value of intangibles of $673.6 million upon adopting fresh-start reporting. In the third and fourth quarters of 2007, we recorded adjustments to increase the estimated fair value of intangibles by $28.6 million ($16.6 million to trademarks, $8.2 million to customer relationships and $3.8 million to developed technology). See Note 3 for a discussion of these adjustments.

The following table details amounts related to our intangible assets as of December 31, 2007 and 2006.

		Successor Company
		December 31, 2007		December 31, 2006
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	20 years	$ 173.3	$ 10.5	$ 165.1	$ 2.1
Developed technology	15 years	81.7	6.6	77.9	1.2
Other	Various	12.4	1.1	10.1	0.4

Total		$ 267.4	$ 18.2	$ 253.1	$ 3.7

Non-amortizing intangible assets
Trademarks and brand names	Indefinite	437.3		420.5

Total other intangible assets		$ 704.7		$ 673.6

Aggregate Amortization Expense
Successor Company
For the year ended December 31, 2007		$ 14.5
For the three months ended December 31, 2006		3.7
Predecessor Company
For the nine months ended September 30, 2006		0.4

There are no intangible assets related to discontinued operations.

The annual amortization expense expected for the years 2008 through 2012 is as follows:

2008	$ 14.3
2009	14.3
2010	14.3
2011	14.3
2012	14.3

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 13. OTHER NON-CURRENT ASSETS

Successor Company
	December 31, 2007	December 31, 2006
Cash surrender value of Company owned life insurance policies	$ 52.9	$ 52.9
Other	31.6	34.5

Total other non-current assets	$ 84.5	$ 87.4

The above balances exclude amounts related to discontinued operations.

NOTE 14. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	Successor Company
	December 31, 2007	December 31, 2006
Payables, trade and other	$ 241.7	$ 231.5
Employment costs	130.7	118.9
Other	66.3	82.1

Total accounts payable and accrued expenses	$ 438.7	$ 432.5

Certain other accounts payable and accrued expenses have been categorized as liabilities subject to compromise (see Note 1). The above balances exclude amounts related to discontinued operations.

NOTE 15. RESTRUCTURING AND OTHER ACTIONS

Net restructuring charges of $0.2 million, $1.7 million, $10.0 million and $23.0 million were recorded in the year 2007, the three months ended December 31, 2006, the nine months ended September 30, 2006 and the year 2005, respectively. The following table summarizes these charges:

	Successor Company		Predecessor Company
Action Title	Year 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2005	(unaudited) Number of Employees Impacted	Segment
Lancaster Plant	-	$ 0.5	$ 9.6	$ 16.3	450	Resilient Flooring
Nashville Plant	-	1.4	-	-	270	Wood Flooring
Hoogezand	$ 0.2	-	0.5	6.3	130	Building Products
Other initiatives	-	(0.2)	(0.1)	0.4		Various

Total	$ 0.2	$ 1.7	$ 10.0	$ 23.0

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Lancaster Plant: These charges related to the fourth quarter 2004 decision to cease commercial flooring production at Lancaster in 2006. We made this decision because of changes in the level and structure of demand for vinyl flooring products, because we had excess capacity in other plants and because Lancaster was our highest cost plant. Commercial flooring production requirements are being serviced in part by our other facilities around the world. We recorded no costs in 2007 related to this initiative, but recorded the following costs in 2006 and 2005:

	Successor Company	Predecessor Company
	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2005
Non-cash restructuring charges for enhanced retirement benefits	$ 0.5	$ 8.5	$ 14.1
Severance and related costs	-	1.1	2.2

Total restructuring charges	$ 0.5	$ 9.6	$ 16.3

Accelerated depreciation	-	$ 0.3	$ 6.4
Other related costs	$ 0.5	9.3	6.3

Total cost of goods sold	$ 0.5	$ 9.6	$ 12.7

Gain on sale of warehouse	-	$ (14.3)	-
Other related costs	-	7.4	-

Total SG&A	-	$ (6.9)	-

Other related costs recorded in cost of goods sold related primarily to commercial flooring site clean-up and maintenance costs and costs to redesign the remaining portions of the plant to function without the commercial flooring site. Other related costs in SG&A primarily related to the donation of the commercial flooring site to an outside party.

We have incurred project-to-date restructuring charges of $27.4 million related to costs for enhanced retirement benefits ($23.7 million) and severance and related employee costs ($3.7 million). We do not expect to incur any additional restructuring or other charges related to this initiative in the future.

Nashville: This charge is related to the fourth quarter 2006 decision to cease production at this facility in 2007. Production was halted in order to reduce excess capacity in our wood flooring facilities. Finished goods production ceased in January 2007, and all production activities ceased by the end of 2007. Solid hardwood flooring production requirements are being serviced by six of our existing plants in the United States. We have incurred project-to-date restructuring charges of $1.4 million for severance and related employee costs. We do not expect to incur additional restructuring charges related to this initiative in the future.

Hoogezand: These charges are related to the first quarter 2004 decision to close the manufacturing facility. The plant closure is the result of our decision to restructure our European production capacity in light of excess capacity in the European mineral and soft fiber ceiling industry. The plant was closed in the first quarter of 2005. The production was transferred to the Münster, Germany plant. This reduced employment by approximately 72 positions. We have incurred project-to-date restructuring charges of $17.9 million and do not expect to incur any additional restructuring charges related to this initiative. Additionally, we recorded $0.5 million of accelerated depreciation in cost of goods sold in 2005. We also recorded $0.2 million and $0.7 million of other related costs (primarily employee costs related to the shutdown activities) in cost of goods sold in 2006 and 2005, respectively. In 2005, we recorded fixed asset impairments of $0.4 million, also in cost of goods sold. In the fourth quarter of 2007, we sold this facility.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

The following table summarizes activity in the restructuring accruals for 2006 and 2007. Net charges in the table may not agree with the income statement due to non-cash charges for enhanced retirement benefits that did not affect the restructuring accrual amounts.

	Severance and Related Costs				Leases
Predecessor Company:	Lancaster Plant	Nashville	Hoogezand	Other Initiatives	U.K. Lease	Other Initiatives	Total
December 31, 2005	$ 1.4	-	$ 0.3	$ 0.5	$ 4.7	$ 1.3	$ 8.2
Cash payments	(1.8)	-	(0.6)	(0.2)	(0.2)	-	(2.8)
Net charges	1.1	-	0.5	-	(0.1)	-	1.5
Other	-	-	-	-	0.4	-	0.4

September 30, 2006	$ 0.7	-	$ 0.2	$ 0.3	$ 4.8	$ 1.3	$ 7.3
Liability discharged upon emergence	-	-	-	-	-	(1.3)	(1.3)

Successor Company:
Cash payments	(0.3)	-	-	-	(0.1)	-	(0.4)
Net charges	-	$ 1.4	-	(0.2)	-	-	1.2
Other	-	-	-	-	0.2	-	0.2

December 31, 2006	$ 0.4	$ 1.4	$ 0.2	$ 0.1	$ 4.9	$ -	$ 7.0
Cash payments	(0.4)	(1.4)	(0.3)	(0.1)	(0.5)	-	(2.7)
Net charges	-	-	0.2	-	-	-	0.2
Other	-	-	-	-	0.1	-	0.1

December 31, 2007	$ -	$ -	$ 0.1	$ -	$ 4.5	$ -	$ 4.6

The amounts in “Other” are related to the effects of foreign currency translation.

The Predecessor Company balances included $1.3 million reported in liabilities subject to compromise. This amount was discharged upon emergence from Chapter 11.

Substantially all of the remaining balance of the restructuring accrual as of December 31, 2007 relates to a noncancelable U.K. operating lease, which extends through 2017.

NOTE 16. INCOME TAXES

The tax effects of principal temporary differences between the carrying amounts of assets and liabilities and their tax bases are summarized in the table below. Management believes it is more likely than not that results of future operations will generate sufficient taxable income to realize deferred tax assets, net of valuation allowances, including the remaining federal net operating losses of $1,163.2 million principally resulting from the payment to the Asbestos PI Trust in 2006 under the POR that may be carried forward for the remaining 19 years. In arriving at this conclusion, we considered the profit before tax generated for the years 1996 through 2007, as well as future reversals of existing taxable temporary differences and projections of future profit before tax.

We have provided valuation allowances for certain state and foreign net operating loss carryforwards, foreign tax credits and other basis adjustments of $225.0 million. We have $1,570.3 million of state net operating loss carryforwards with expirations between 2008 and 2026, and $362.5 million of foreign net operating loss carryforwards, which are available for carryforward indefinitely.

The valuation allowance increased from 2006 by a net amount of $34.7 million. This includes an increase of $64.7 million for foreign tax credits and capital loss carryforwards, a decrease for state net operating losses of $14.5 million, and a decrease for foreign tax loss carryforwards of $15.5 million. The increase in the foreign tax credits was due to the election to carry back net operating losses ten years and an increase in the amount of unremitted earnings of foreign subsidiaries. The decrease in the valuation allowance for state net operating losses of $14.5 million was due to increases in state taxable income projections mainly due to additional taxable temporary differences reversing during the net operating loss carryforward period. This reduction was recorded as a balance sheet adjustment in accordance with FAS

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

109 and SOP 90-7. No portion of this decrease in valuation allowance resulted in a reduction of income tax expense from continuing operations. The decrease in the valuation allowance for foreign tax loss carryforwards was primarily due to reductions in German tax rates, which also reduced the related deferred income tax asset. We estimate we will need to generate future taxable income of approximately $1,163.2 million for federal income tax purposes and $1,392.3 million for state income tax purposes in order to fully realize the deferred income tax assets discussed above.

	Successor Company
Deferred income tax assets (liabilities)	December 31, 2007	December 31, 2006
Postretirement and postemployment benefits	$ 169.1	$ 189.5
Chapter 11 reorganization costs and restructuring costs	1.4	1.5
Pension benefit liabilities	21.5	34.8
Net operating losses	573.8	730.2
Foreign tax credit carryforward	105.3	38.5
Capital losses	16.7	14.2
Other	84.9	73.7

Total deferred income tax assets	972.7	1,082.4
Valuation allowances	(225.0)	(190.3)

Net deferred income tax assets	747.7	892.1

Intangibles	(316.3)	(304.2)
Accumulated depreciation	(117.6)	(90.1)
Prepaid pension costs	(268.4)	(225.6)
Tax on unremitted earnings	(51.0)	(39.8)
Inventories	(20.6)	(32.4)
Other	(6.7)	(5.4)

Total deferred income tax liabilities	(780.6)	(697.5)

Net deferred income tax (liabilities) assets	$ (32.9)	$ 194.6

Deferred income taxes have been classified in the Consolidated Balance Sheet as:
Deferred income tax asset – current	$ 43.5	$ 6.8
Deferred income tax asset – non-current	424.5	201.4
Deferred income tax liability – current	(29.5)	(2.4)
Deferred income tax liability – non-current	(471.4)	(11.2)

Net deferred income tax (liabilities) assets	$ (32.9)	$ 194.6

The Successor Company balance excludes amounts related to discontinued operations.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

	Successor Company		Predecessor Company
Details of taxes	Year 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2005
Earnings (loss) from continuing operations before income taxes:
Domestic	$ 221.4	$ 34.0	$ 1,950.1	$ 119.1
Foreign	42.1	(6.4)	196.0	(50.6)
Eliminations	(4.3)	(20.5)	4.7	36.4

Total	$ 259.2	$ 7.1	$ 2,150.8	$ 104.9

Income tax provision (benefit):
Current:
Federal	$ 4.8	-	$ (13.2)	$ 1.6
Foreign	17.4	$ 1.8	14.6	19.0
State	4.6	0.2	(1.0)	4.2

Total current	26.8	2.0	0.4	24.8

Deferred:
Federal	72.5	3.7	761.6	(35.4)
Foreign	1.5	(1.7)	(6.2)	7.6
State	5.6	(0.2)	(29.2)	1.8

Total deferred	79.6	1.8	726.2	(26.0)

Total income taxes (benefit)	$ 106.4	$ 3.8	$ 726.6	$ (1.2)

At December 31, 2007, we had $152.3 million excess book basis (including unremitted earnings) in the shares of certain foreign subsidiaries for which no deferred income taxes have been provided because we consider the underlying earnings to be permanently reinvested. This basis difference could reverse through a sale of the subsidiaries, the receipt of dividends from the subsidiaries, as well as various other events. It is not practical to calculate the residual income tax which would result if these basis differences reversed due to the complexities of the tax law and the hypothetical nature of the calculations. We do, however, estimate that approximately $1.9 million in foreign withholding taxes would be payable if the underlying earnings were to be distributed.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

	Successor Company		Predecessor Company
Reconciliation to U.S. statutory tax rate	Year 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2005
Continuing operations tax at statutory rate	$ 90.7	$ 2.5	$ 752.8	$ 36.7
State income taxes (benefit), net of federal benefit(1)	6.7	-	(30.2)	3.4
Foreign losses(1)	6.0	4.8	35.7	22.7
Tax on foreign and foreign-source income	(1.7)	(5.0)	(1.1)	(1.0)
Bankruptcy reorganization expense	0.4	2.0	8.8	2.5
Benefit for subsidiary debt impairment	-	-	-	(29.6)
Capital loss utilization	-	-	-	(3.7)
Permanent book/tax differences	1.4	(0.8)	(25.8)	(6.1)
Permanent fresh-start adjustments	-	-	(0.9)	-
Permanent settlement adjustments	-	-	(39.6)	-
Tax on unremitted earnings	2.9	0.3	26.9	(26.1)

Tax expense (benefit) at effective rate	$ 106.4	$ 3.8	$ 726.6	$ (1.2)

(1) Includes impact of increases in valuation allowances.

	Successor Company		Predecessor Company
Other taxes	Year 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2005
Payroll taxes	$ 77.1	$ 16.9	$ 55.3	$ 72.4
Property, franchise and capital stock taxes	18.3	4.6	12.3	15.4

The effective tax rate for the year ended December 31, 2007 includes a benefit of $5.0 million (net of federal benefit) for legislative changes in New York and Texas and $1.0 million for the reduction in the German income tax rate.

As previously described, we funded the Asbestos PI Trust in 2006 resulting in certain significant tax adjustments that impacted the effective tax rate for the nine months ended September 30, 2006. We reduced valuation allowances of approximately $29.2 million related to certain state net operating losses and deferred income tax assets as available evidence, including pre-tax profit projections and new deferred tax liabilities on fresh-start adjustments, indicated that it is more likely than not that these benefits will be realized. In addition, as part of fresh-start reporting, several significant balance sheet accounts were adjusted resulting in a permanent book versus tax difference which had an impact on the effective tax rate. These adjustments were primarily the reduction in the carrying value of nondeductible goodwill as well as certain other foreign currency translation accounts.

The effective tax rate for the three months ended December 31, 2006, reflects a tax benefit of $1.5 million related to a recent change in German tax law which allows for a recovery of previously frozen imputation tax credits. This benefit was more than offset, however, by foreign losses incurred during the quarter for which a full valuation allowance is required.

During the fourth quarter of 2005, we completed a restructuring of a subsidiary that resulted in tax benefits for the impairment of intercompany debt of $29.6 million and the utilization of capital losses of $3.7 million. The restructuring also caused the elimination of previously unremitted taxable earnings on which we had recorded a deferred income tax liability of $27.0 million.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

In October 2004, the American Jobs Creations Act of 2004 (the “AJCA”) was signed into law. The AJCA provided for a one-time tax deduction of 85% of certain foreign earnings that were repatriated in 2005. During 2005, we repatriated foreign earnings eligible for this deduction and recorded a net tax benefit of $0.4 million as a result of the reversal of deferred income taxes previously provided on these earnings.

The 2005 tax provision reflected the reversal of certain federal, state and foreign income tax accruals no longer required due to the completion of tax audits and expiration of statutes of limitation partially offset by certain nondeductible expenses.

In accordance with the requirements for fresh-start reporting pursuant to SOP 90-7, we adopted FIN 48 effective as of October 2, 2006. The transition adjustments, although not material in the aggregate, were shown as an adjustment to the October 2, 2006 fresh-start balance sheet.

We have $180.7 million of Unrecognized Tax Benefits (“UTB”) as of December 31, 2007. Of this amount, $3.4 million, if recognized in future periods, would impact the reported effective tax rate. The remaining amount of $177.3 million is generally related to issues that existed as of the adoption of fresh-start reporting, that if recognized, would result in balance sheet adjustments.

In October 2007 we received $178.7 million in refunds for federal income taxes paid over the preceding ten years. The refunds result from the carryback of a portion of net operating losses created by funding of the Asbestos PI Trust in October 2006. The tax refunds are subject to examination and adjustment by the Internal Revenue Service (IRS) under its normal audit procedures. Upon receipt of the refunds, AWI recorded a liability of $144.6 million on the balance sheet in the fourth quarter of 2007 pending completion of the IRS audit. Any tax losses disallowed for a ten-year carryback would be available to carry forward. This amount is included in the table of UTB’s below.

It is reasonably possible that certain UTB’s may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities. We estimate that statutes may expire with regard to $1.5 million of UTB’s over the next twelve months.

Under FIN 48, we elected to continue our prior practice of accounting for interest and penalties on uncertain tax positions as income tax expense consistently for all income tax purposes, and as a result have reported $4.0 million of interest and penalty exposure as accrued income tax in the statement of financial position as of December 31, 2007, of which $2.6 million was recognized as income tax during 2007.

We have significant operations in over 26 countries and file income tax returns in approximately 80 tax jurisdictions, in some cases for multiple legal entities per jurisdiction. Generally, we have open tax years subject to tax audit scrutiny on average of between three years to six years. We have not materially extended any open statutes of limitation for any significant location and have reviewed and accrued for, where necessary, tax liabilities for open periods. We have been audited in the United States, the most significant tax jurisdiction, for all tax years through 2003, resulting in the years 2004 through 2007 being subject to future potential tax audit adjustments while years prior to 2004 are settled. We are currently under audit for federal income tax purposes for the 2005 and 2006 tax years. In addition, examinations are in progress in The Netherlands and Germany. We have evaluated the need for tax reserves for these audits as part of our FIN 48 evaluation process.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

We had the following activity recorded for unrecognized tax benefits for the year ended December 31, 2007:

	Taxes Payable		Taxes Receivable	NOL Carryforward	Total
	Current	Non- Current
Unrecognized tax benefits at December 31, 2006	$ -	$ 9.5	$ 8.3	$ 19.2	$ 37.0
Gross change for current year positions	-	1.4	-	-	1.4
Increases for prior period positions		5.2	-	157.2	162.4
Decrease for prior period positions	-	(2.1)	(8.3)	(9.3)	(19.7)
Decrease due to settlements and payments	-	(0.1)	-	-	(0.1)
Decrease due to statute expirations	-	(0.3)	-	-	(0.3)

Unrecognized tax benefits at December 31, 2007	$ -	$ 13.6	$ -	$ 167.1	$ 180.7

NOTE 17. DEBT

	Successor Company
	2007	Average year-end interest rate	2006	Average year-end interest rate
Term Loan A due 2011	$ 296.3	6.22%	$ 300.0	6.85%
Term Loan B due 2013	195.5	6.72%	500.0	7.10%
Foreign banks due 2008	3.4	5.83%	2.8	4.17%
Bank loans due through 2012	8.2	5.30%	1.3	3.11%
Industrial development bonds due 2009	10.0	3.77%	10.0	4.26%
Capital lease obligations due through 2018	0.4	4.89%	1.1	7.63%
Other	0.6	7.79%	1.0	7.89%

Subtotal	514.4	6.34%	816.2	6.96%
Less current portion and short-term debt	28.6	6.03%	14.7	6.48%

Total long-term debt, less current portion	$ 485.8	6.36%	$ 801.5	6.97%

The above balances exclude amounts related to discontinued operations.

On October 2, 2006, Armstrong executed a $1.1 billion senior credit facility arranged by Banc of America Securities LLC, J.P. Morgan Securities, Inc., and Barclays Capital. This facility was made up of a $300 million revolving credit facility (with a $150 million sublimit for letters of credit), a $300 million Term Loan A, and a $500 million Term Loan B. This $1.1 billion senior credit facility is secured by U.S. personal property (excluding land and buildings), the capital stock of material U.S. subsidiaries, and a 65% pledge of the stock of our material foreign subsidiaries.

The senior credit facility includes two financial covenants which do not permit the ratio of consolidated funded indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) (“Consolidated Leverage Ratio”) to be greater than 3.75 to 1.00 and the ratio of consolidated EBITDA to consolidated interest expense to be less than 3.00 to 1.00. We are in compliance with these covenants. Fully borrowing our revolving credit facility would not violate these covenants.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

The Revolving Credit and Term Loan A portions are currently priced at a spread of 1.25% over LIBOR and the Term Loan B portion is priced at 1.75% over LIBOR for its entire term. As of December 31, 2007, the Term Loan A and Term Loan B were both fully drawn down (net of scheduled and voluntary principal payments) and are currently priced on a variable interest rate basis. The Term Loan A and Term Loan B portions of the credit facility may be prepaid without penalty at the maturity of their respective interest reset periods. Any amounts prepaid may not be reborrowed. The credit facility also includes an “incremental credit facility” feature under which the credit facility may be increased by an additional $200 million at our option.

On February 25, 2008, we executed an amendment to our senior credit facility. This amendment (a) permits us to make “Special Distributions,” including dividends (such as the special cash dividend described below) or other distributions (whether in cash, securities or other property) of up to an aggregate of $500 million at any time prior to February 28, 2009, (b) requires that we and our domestic subsidiaries maintain minimum liquidity of at least $100 million as of March 31, June 30, September 30 and December 31 of each year, which may be comprised of a combination of cash and cash equivalents and undrawn commitments under our revolving credit facility and (c) increases by 0.25% the borrowing margins in the pricing grid set forth in the facility for the revolving credit facility and Term Loan A.

Approximately $4.1 million of the remaining $22.6 million of debt (excluding Term Loans A and B) as of December 31, 2007 was secured with buildings and other assets. The credit lines at our foreign subsidiaries are subject to immaterial annual commitment fees.

As of December 31, 2006, approximately $4.1 million of the $16.2 million of total debt outstanding (excluding Term Loans A and B) was secured with buildings and other assets.

The decrease in long-term debt from December 31, 2006 to December 31, 2007 was primarily due to voluntary principal prepayments of $300.0 million.

Scheduled payments of long-term debt:

2008	$ 24.7
2009	31.1
2010	32.3
2011	234.7
2012	3.5
2013 and later	184.2

NOTE 18. PENSION AND OTHER BENEFIT PROGRAMS

We have defined benefit pension plans and postretirement medical and insurance benefit plans covering eligible employees worldwide. We also have defined-contribution pension plans for eligible employees. Benefits from defined benefit pension plans, which cover most employees worldwide, are based primarily on an employee’s compensation and years of service. We fund our pension plans when appropriate. The U.S. defined benefit pension plans were closed to new salaried and salaried production employees on January 1, 2005. We also froze benefits for certain non-production salaried employees effective February 28, 2006. We fund postretirement benefits on a pay-as-you-go basis, with the retiree paying a portion of the cost for health care benefits by means of deductibles and contributions.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

	Successor Company		Predecessor Company
U.S. defined-benefit pension plans	Year 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006(1)
Change in benefit obligation:
Benefit obligation as of beginning of period	$ 1,705.4	$ 1,705.0	$ 1,775.9
Service cost	16.9	3.4	13.6
Interest cost	96.3	24.3	69.4
Plan amendments	-	-	0.2
Effect of special termination benefits	-	0.5	8.5
Actuarial loss/(gain)	8.7	(0.5)	(78.0)
Benefits paid	(114.7)	(27.3)	(84.6)

Benefit obligation as of end of period	$ 1,712.6	$ 1,705.4	$ 1,705.0

Change in plan assets:
Fair value of plan assets as of beginning of period	$ 2,238.7	$ 2,143.7	$ 2,089.2
Actual return on plan assets – gain	228.5	121.5	136.7
Employer contribution	3.2	0.8	2.4
Benefits paid	(114.7)	(27.3)	(84.6)

Fair value of plan assets as of end of period	$ 2,355.7	$ 2,238.7	$ 2,143.7

Funded status of the plans	$ 643.1	$ 533.3	$ 438.7
(1) Reflects the effects of fresh-start reporting.

	Successor Company		Predecessor Company
U.S. defined-benefit pension plans	Year 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006
Weighted-average assumptions used to determine benefit obligations at end of period:
Discount rate	5.85%	5.75%	5.75%
Rate of compensation increase	4.00%	4.00%	4.00%

Weighted-average assumptions used to determine net periodic benefit cost for the period:
Discount rate	5.75%	5.75%	5.50%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

	Successor Company		Predecessor Company
U.S. defined-benefit retiree health and life insurance plans	Year 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006(1)
Change in benefit obligation:
Benefit obligation as of beginning of period	$ 390.6	$ 391.5	$ 378.5
Service cost	1.8	0.7	1.8
Interest cost	19.1	5.4	14.9
Plan participants’ contributions	6.7	1.6	4.7
Plan amendments	-	-	(3.4)
Effect of curtailments	-	-	(0.3)
Actuarial (gain)/loss	(50.3)	-	19.3
Benefits paid, gross	(33.3)	(9.3)	(25.3)
Medicare subsidy receipts	2.4	0.7	1.3

Benefit obligation as of end of period	$ 337.0	$ 390.6	$ 391.5

Change in plan assets:
Fair value of plan assets as of beginning of period	-	-	-
Employer contribution	$ 24.2	$ 7.0	$ 19.3
Plan participants’ contributions	6.7	1.6	4.7
Benefits paid, gross	(33.3)	(9.3)	(25.3)
Medicare subsidy receipts	2.4	0.7	1.3

Fair value of plan assets as of end of period	$ 0.0	$ 0.0	$ 0.0

Funded status of the plans	$ (337.0)	$ (390.6)	$ (391.5)
(1) Reflects the effects of fresh-start reporting.

	Successor Company		Predecessor Company
U.S. defined-benefit retiree health and life insurance plans	Year 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006
Weighted-average discount rate used to determine benefit obligations at end of period	5.85%	5.70%	5.70%
Weighted-average discount rate used to determine net periodic benefit cost for the period	5.75%	5.70%	5.50%

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Each asset class utilized by the RIP has a defined asset allocation target and allowable range. The table below shows the asset allocation target and the December 31, 2007 and 2006 position for each asset class:

	Successor Company
	Target Weight at	Position at December 31,
Asset Class	December 31, 2007	2007	2006
Domestic equity	41%	38%	40%
International equity	22%	24%	23%
High yield bonds	5%	4%	5%
Long duration bonds	25%	27%	26%
Real estate	7%	6%	5%
Other fixed income	0%	1%	1%

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

Amounts recognized in assets and liabilities at year end consist of:

	Pension Benefits		Retiree Health and Life Insurance Benefits
	Successor Company		Successor Company
	2007	2006	2007	2006
Prepaid pension costs	$ 687.8	$ 578.7	-	-
Accounts payable and accrued expenses	(3.4)	(3.5)	$ (30.2)	$ (30.7)
Postretirement and postemployment benefit liabilities	-	-	(306.8)	(359.9)
Pension benefit liabilities	(41.3)	(41.9)	-	-

Net amount recognized	$ 643.1	$ 533.3	$ (337.0)	$ (390.6)

Pre-tax amounts recognized in accumulated other comprehensive income at year end consist of:
	Pension Benefits		Retiree Health and Life Insurance Benefits
	Successor Company		Successor Company
	2007	2006	2007	2006
Net actuarial (gain)	$ (129.8)	$ (79.5)	$ (50.5)	-
Prior service cost (credit)	-	-	-	-

Accumulated other comprehensive income	$ (129.8)	$ (79.5)	$ (50.5)	$ -

No amounts in accumulated other comprehensive income are expected to be amortized into the pension credit in 2008. We expect to amortize $0.7 million of previously unrecognized net actuarial gains into postretirement benefit cost in 2008.

The accumulated benefit obligation for the U.S. defined benefit pension plans was $1,690.9 million and $1,686.0 million at December 31, 2007 and 2006, respectively.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

The following table relates to the Retirement Benefit Equity Plan, which is a nonqualified, unfunded plan designed to provide pension benefits in excess of the limits defined under Sections 415 and 401(a)(17) of the Internal Revenue Code.

	Successor Company
U.S. pension plans with benefit obligations in excess of assets	2007	2006
Projected benefit obligation, December 31	$ 44.7	$ 45.4
Accumulated benefit obligation, December 31	43.5	43.3
Fair value of plan assets, December 31	-	-

	Successor Company		Predecessor Company
The components of pension credit are as follows: U.S. defined-benefit pension plans	Year 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2005
Service cost of benefits earned during the period	$ 16.9	$ 3.4	$ 13.6	$ 24.7
Interest cost on projected benefit obligation	96.3	24.3	69.4	96.0
Expected return on plan assets	(169.4)	(42.5)	(121.5)	(158.5)
Amortization of prior service cost	-	-	6.7	16.0
Amortization of net actuarial loss	-	-	1.3	1.5

Net periodic pension credit	$ (56.2)	$ (14.8)	$ (30.5)	$ (20.3)

As a result of our announcement that certain non-production salaried employees would have their plan benefits frozen as of February 28, 2006, we recorded a curtailment charge of $16.9 million in the fourth quarter of 2005 in cost of goods sold ($11.4 million) and SG&A ($5.5 million). This charge is not reflected in the table above.

In addition, we recorded separate charges of $0.5 million in the three months ended December 31, 2006, $8.5 million in the nine months ended September 30, 2006 and $14.1 million in 2005 within restructuring expense for special termination benefits related to the closure of certain operations at a manufacturing plant in Lancaster. See Note 15 for further information.

	Successor Company		Predecessor Company
The components of postretirement benefit costs are as follows: U.S. defined-benefit retiree health and life insurance plans	Year 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2005
Service cost of benefits earned during the period	$ 1.8	$ 0.7	$ 1.8	$ 2.9
Interest cost on accumulated postretirement benefit obligation	19.1	5.4	14.9	20.6
Amortization of prior service benefit	-	-	(4.8)	(5.6)
Amortization of net actuarial (gain)/loss	(0.9)	-	9.4	11.9

Net periodic postretirement benefit cost	$ 20.0	$ 6.1	$ 21.3	$ 29.8

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

For measurement purposes, average rates of annual increase in the per capita cost of covered health care benefits of 10.5% for pre-65 retirees and 11.0% for post-65 retirees were assumed for 2008, decreasing 1% per year to an ultimate rate of 5%. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One percentage point
U.S. retiree health and life insurance benefit plans	Increase	Decrease
Effect on total of service and interest cost components	$ 0.6	$ (0.6)
Effect on postretirement benefit obligation	10.4	(9.9)

We expect to contribute $3.4 million to our U.S. defined benefit pension plans and $30.2 million to our U.S. postretirement benefit plans in 2008.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years for our U.S. plans:

	Pension Benefits	Retiree Health and Life Insurance Benefits, Gross	Retiree Health Medicare Subsidy Receipts
2008	$ 110.5	$ 34.2	$ (4.0)
2009	110.6	35.9	(4.4)
2010	111.1	37.1	(4.7)
2011	112.0	37.2	(4.8)
2012	113.6	35.2	(5.0)
2013-2017	595.6	162.5	(26.8)

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

	Successor Company		Predecessor Company
Non-U.S. defined-benefit plans	Year 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006(1)
Change in benefit obligation:
Benefit obligation as of beginning of period	$ 406.5	$ 397.2	$ 377.6
Service cost	6.9	1.7	5.1
Interest cost	19.2	4.5	12.3
Plan participants’ contributions	2.2	0.5	1.5
Measurement date adjustment	-	-	0.8
Foreign currency translation adjustment	29.2	11.8	26.3
Actuarial gain	(38.0)	(5.0)	(11.9)
Benefits paid	(23.0)	(4.2)	(14.5)

Benefit obligation as of end of period	$ 403.0	$ 406.5	$ 397.2

Change in plan assets:
Fair value of plan assets as of beginning of period	$ 229.9	$ 215.7	$ 175.6
Actual return on plan assets - gain	7.8	7.4	9.3
Employer contributions	11.3	4.6	30.2
Plan participants’ contributions	17.8	0.5	1.5
Foreign currency translation adjustment	2.2	5.9	14.1
Benefits paid	(23.0)	(4.2)	(15.0)

Fair value of plan assets as of end of period	$ 246.0	$ 229.9	$ 215.7

Funded status of the plans	$ (157.0)	$ (176.6)	$ (181.5)
(1)Reflects the effects of fresh-start reporting.

	Successor Company		Predecessor Company
Non-U.S. defined-benefit plans	Year 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006
Weighted-average assumptions used to determine benefit obligations at end of period:
Discount rate	5.5%	4.7%	4.6%
Rate of compensation increase	3.5%	3.2%	3.2%
Weighted-average assumptions used to determine net periodic benefit cost for the period:
Discount rate	4.7%	4.6%	4.3%
Expected return on plan assets	6.6%	6.6%	6.5%
Rate of compensation increase	3.2%	3.2%	3.0%

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

Each of the plans has a targeted asset allocation for each asset class. The table below shows, for each asset class, the weighted average of the several plans’ asset allocation targets and positions at December 31, 2007 and 2006:

	Successor Company
	Target Weight at	Position at December 31,
Asset Class	December 31, 2007	2007	2006
Equities	57%	61%	58%
Long duration bonds	24%	23%	28%
Other fixed income	10%	10%	7%
Real estate	9%	6%	7%

Basis of Rate-of-Return Assumption

Long-term asset class return forecasts were obtained from investment professionals. The forecasts were averaged to come up with consensus passive return forecasts for each asset class. These forecast asset class returns were weighted by the plans’ target asset class weights, yielding a long-term return forecast of 6.6% for the year ended December 31, 2007, 6.6% per annum for the three month period ended December 31, 2006 and 6.5% per annum for the nine month period ended September 30, 2006.

Amounts recognized in the consolidated balance sheets consist of:

	Successor Company
	2007	2006
Prepaid pension costs	$ 20.2	$ 1.1
Accounts payable and accrued expenses	(13.0)	(11.8)
Pension benefit liabilities	(164.2)	(165.9)

Net amount recognized	$ (157.0)	$ (176.6)

Pre-tax amounts recognized in accumulated other comprehensive income at year end consist of:

Successor Company
	2007	2006
Net actuarial (gain)	$ (41.7)	$ (9.0)
Prior service cost (credit)	-	-

Accumulated other comprehensive income	$ (41.7)	$ (9.0)

We expect to amortize $0.3 million of previously unrecognized net actuarial gains into pension cost in 2008.

The accumulated benefit obligation for the non-U.S. defined benefit pension plans was $376.0 million and $372.5 million at December 31, 2007 and 2006, respectively.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

	Successor Company
Non-U.S. pension plans with benefit obligations in excess of assets	2007	2006
Projected benefit obligation, December 31	$ 177.2	$ 382.7
Accrued benefit obligation, December 31	172.0	350.0
Fair value of plan assets, December 31	-	205.0

The decrease in non-U.S. pension plans with benefit obligation in excess of assets occurred primarily because two of our funded plans became fully funded in relation to their benefit obligations during 2007.

	Successor Company		Predecessor Company
The components of pension cost are as follows: Non-U.S. defined-benefit plans	Year 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2005
Service cost of benefits earned during the period	$ 6.9	$ 1.7	$ 5.1	$ 6.1
Interest cost on projected benefit obligation	19.2	4.5	12.3	17.7
Expected return on plan assets	(15.4)	(3.6)	(8.6)	(11.3)
Amortization of transition obligation (asset)	-	-	(0.1)	(0.1)
Amortization of prior service cost	-	-	0.4	0.5
Amortization of net actuarial loss	-	-	2.1	1.7

Net periodic pension cost	$ 10.7	$ 2.6	$ 11.2	$ 14.6

We expect to contribute $18.8 million to our non-U.S. defined benefit pension plans in 2008.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years:

Pension Benefits
2008	$ 21.9
2009	23.0
2010	23.5
2011	24.8
2012	24.3
2013-2017	142.9

Costs for other worldwide defined contribution benefit plans and multiemployer pension plans were $15.2 million in 2007, $3.3 million in the three months ended December 31, 2006, $9.6 million in the nine months ended September 30, 2006 and $11.0 million in 2005.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 19. FINANCIAL INSTRUMENTS

We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments are as follows:

	Successor Company
	2007		2006
(millions at December 31)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets/(Liabilities):
Long-term debt, including current portion	$ (510.5)	$ (502.0)	$ (812.4)	$ (812.4)
Foreign currency contract obligations	(5.0)	(5.0)	(2.0)	(2.0)
Natural gas contracts	(1.5)	(1.5)	2.5	2.5
Other energy contracts	-	-	(0.5)	(0.5)

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

We utilize lines of credit and other commercial commitments in order to ensure that adequate funds are available to meet operating requirements. On December 31, 2007, we had a $300 million revolving credit facility with a $150 million sublimit for letters of credit, of which $29.6 million was outstanding. There were no outstanding borrowings under the revolving credit facility. Availability under this facility totaled $270.4 million as of December 31, 2007. Our foreign subsidiaries had available lines of credit totaling $35.5 million, of which $5.8 million was used, leaving $29.7 million of unused lines of credit available for foreign borrowings.

On December 31, 2007, we had outstanding letters of credit totaling $55.0 million, of which $29.6 million was issued under the revolving credit facility and $25.4 million were arranged with another bank. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary. We also have several commercial letters of credit whereby vendors are paid directly via the letter of credit.

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

Interest Rate Risk - There were no open interest rate derivatives as of December 31, 2007 and 2006. We may at some future date execute interest rate swaps to mitigate interest rate variability on our Term Loan A and B and other floating rate debt.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Currency Rate Risk - We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. We manage our cash flow exposures on a net basis and use derivatives to hedge our unmatched foreign currency cash inflows and outflows. At December 31, 2007, our major foreign currency exposures are to the Euro, the Canadian dollar, and the British pound.

We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows, resulting from the sale of product to foreign customers and purchases from foreign suppliers, will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. Cash flow hedges are executed quarterly for up to 15 months forward and allow us to further reduce our overall exposure to exchange rate movements, since the gains and losses on these contracts offset losses and gains on the transactions being hedged. Gains and losses on these instruments are deferred in other comprehensive income until the underlying transaction is recognized in earnings. The net fair value of these instruments at December 31, 2007 was a liability of $5.5 million. A loss of $5.5 million is included in other comprehensive income related to changes in the fair value of our foreign currency forward exchange contracts, $4.5 million of which is expected to be charged to earnings in the next twelve months. The earnings impact is reported in either net sales or cost of goods sold to match the underlying transaction being hedged. The earnings impact of these hedges was a loss of less than $0.1 million during 2007. There were no circumstances where hedge treatment was discontinued during 2007. The earnings impact of the ineffective portion of these hedges was not material during 2007.

We also use foreign currency forward exchange contracts to hedge exposures created by cross-currency intercompany loans. The underlying intercompany loans are classified as short-term and translation adjustments related to these loans are recorded in other non-operating income or expense. The offsetting gains and losses on the related derivative contracts are also recorded in other non-operating income or expense. These transactions are executed on a six-month rolling basis and are offset or increased as repayment or additional intercompany loans are extended. The fair value of these instruments at December 31, 2007 was an asset of $0.5 million. During 2007, the net earnings impact of these transactions was a loss of $5.0 million recorded in other non-operating expense.

Commodity Price Risk - We purchase natural gas for use in the manufacture of ceiling tiles and other products and to heat many of our facilities. As a result, we are exposed to movements in the price of natural gas. We have a policy of reducing cost volatility by purchasing natural gas forward contracts, purchased call options, and zero-cost collars up to 15 months forward to reduce our overall exposure to natural gas price movements. The gains and losses on these transactions offset losses and gains on the transactions being hedged. These instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying products are sold. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. There were no circumstances where hedge treatment was discontinued during 2007. The fair value of these instruments at December 31, 2007 was a $1.5 million liability. There is also a loss of $2.2 million included in other comprehensive income related to changes in the fair value of our natural gas hedge contracts, of which $2.1 million is expected to be charged to earnings in the next twelve months. The remaining $0.1 million is expected to be charged to earnings in 2009. The earnings impact of hedges that matured during 2007, recorded in cost of goods sold, was $3.6 million of expense. The earnings impact of the ineffective portion of these hedges was not material during 2007.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 21. GUARANTEES

In disposing of assets, AWI and some subsidiaries have entered into contracts that included various indemnity provisions, covering such matters as taxes, environmental liabilities and asbestos and other litigation. Some of these contracts have exposure limits, but many do not. Due to the nature of the indemnities, it is not possible to estimate the potential maximum exposure under these contracts. For contracts under which an indemnity claim has been received, a liability of $6.3 million has been recorded as of December 31, 2007. See Note 32 of the Consolidated Financial Statements for additional information.

NOTE 22. PRODUCT WARRANTIES

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. The terms of these warranties vary by product and generally provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for the accrual of product warranties for 2007 and 2006:

	Successor Company		Predecessor Company
	Year 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006
Balance at beginning of period	$ 21.2	$ 22.6	$21.1
Reductions for payments	(22.8)	(9.4)	(23.9)
Current period warranty accruals	19.7	8.0	28.9
Preexisting warranty accrual changes	(0.9)	(0.2)	(0.3)
Acquisitions	-	-	0.6
Discontinued operations	-	-	(4.1)
Effects of foreign exchange translation	0.4	0.2	0.3

Balance at end of period	$ 17.6	$ 21.2	$ 22.6

The warranty reserve is recorded as a reduction of sales and accounts receivable. The above balances exclude amounts related to discontinued operations.

NOTE 23. OTHER LONG-TERM LIABILITIES

	Successor Company
	December 31, 2007	December 31, 2006
Long-term deferred compensation arrangements	$ 35.7	$ 36.1
U.S. workers’ compensation	15.8	15.5
Environmental liabilities	7.0	5.9
Other	9.3	18.2

Total other long-term liabilities	$ 67.8	$ 75.7

The above balances exclude amounts related to discontinued operations.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 24. SAVINGS AND INVESTMENT PLAN (SIP)

The Savings and Investment Plan (“SIP”) is a qualified defined contribution plan that includes a 401(k) elective deferral component and an Employee Stock Ownership Plan (“ESOP”) component. A substantial portion of U.S. employees are eligible and participate. The SIP currently covers parent company nonunion employees, some parent company union employees, Wood Flooring salaried employees, and Cabinets salaried employees. We recorded costs for the SIP of $8.7 million in 2007, $1.9 million in the three months ended December 31, 2006, $6.2 million in the nine months ended September 30, 2006 and $6.5 million in 2005, which related to Company cash matching contributions.

In 1989, we established an ESOP that borrowed $270 million from banks and insurance companies, repayable over 15 years and guaranteed by AWI. The ESOP used the proceeds to purchase 5,654,450 shares of a new series of company convertible preferred stock. In 1996, the ESOP was merged with the Retirement Savings Plan for salaried employees (a defined-contribution pension plan) to form the Retirement Savings and Stock Ownership Plan. On July 31, 1996, the trustee of the ESOP converted the preferred stock held by the trust into approximately 5.1 million shares of common stock at a one-for-one ratio. Effective March 1, 2005, the name of the plan was changed to the Savings and Investment Plan (SIP).

The number of shares released for allocation to participant accounts has been based on the proportion of principal and interest paid to the total amount of debt service remaining to be paid over the life of the borrowings. Through May 22, 2007, the SIP allocated 1,421,000 AHI shares to participants that remained outstanding, participants retired 3,003,000 shares, Armstrong contributed an additional 437,000 shares from its treasury (in 1999 and 2000) and the trustee purchased 243,000 shares on the open market to allocate to employees (in 1999 and 2000). During 2005 and 2004, the SIP sold 1,462,000 and 450,000 unallocated shares on the open market, respectively. The proceeds from the sale remained in the SIP until November 2006 when they were allocated to participants as a result of AWI’s Chapter 11 emergence. As of December 31, 2006, there were no assets in the SIP that had yet to be allocated to participants. As of May 23, 2007, all remaining allocated outstanding shares were transferred out of the ESOP and into the 401(k) portion of the SIP.

On November 22, 2000, AWI failed to repay $50 million in commercial paper that was due. Subsequently, the remaining ESOP bond principal balance of $142.2 million became immediately payable along with a $15.5 million interest and tax make-whole premium. ESOP debt service payments had not been made since June 2000. As a result of the Chapter 11 Filing, AWI’s guarantee of these ESOP loan obligations of $157.7 million was classified as a liability subject to compromise and was discharged as part of AWI’s Chapter 11 emergence.

The SIP does not hold any shares of reorganized Armstrong.

NOTE 25. STOCK-BASED COMPENSATION PLANS

On January 1, 2006, we adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which requires all share-based payment transactions to be recognized in the financial statements using a fair-value method of accounting. This statement replaced FASB Statement No. 123 and superseded APB Opinion No. 25. Prior to January 1, 2006, we used APB Opinion No. 25’s intrinsic value method for stock-based employee compensation. There would have been no effect on 2005 net income if we had applied the fair value recognition provisions of FAS 123R to share-based employee compensation in that year because all outstanding awards were fully vested.

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

	Predecessor Company
Changes in AHI option shares outstanding (thousands except for share price)	Nine Months Ended September 30, 2006	Year 2005
Option shares at beginning of period	1,987.3	2,264.0
Options granted	–	–
Option shares exercised	–	–
Options forfeited	(23.8)	(44.9)
Options expired	(189.8)	(231.8)

Option shares at end of period	1,773.7	1,987.3

Option shares exercisable at end of period	1,773.7	1,987.3
Shares available for grant	5,029.0	4,815.4
Weighted average price per share:
Options outstanding	$ 24.67	$ 27.97
Options exercisable	$ 24.67	$ 27.97

Although the plans under which these options were issued were terminated upon AWI’s emerging from Chapter 11, the existing option contracts remained enforceable against AHI until AHI’s liquidation in December 2007. Reorganized Armstrong has no further liability under these plans.

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

The 2006 Plan authorizes us to issue stock options, stock appreciation rights, restricted stock awards, stock units, performance-based awards and cash awards to officers and key employees. No more than

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

5,349,000 common shares may be issued under the 2006 Plan, and the 2006 Plan will terminate on October 2, 2016, after which time no further awards may be made. As of December 31, 2007, 3,150,366 shares were available for future grants under the 2006 plan.

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

	Successor Company Year Ended December 31, 2007
	Number of shares (thousands)	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (millions)
Option shares outstanding at beginning of period	1,592.0	$ 38.42
Options granted	64.1	52.38
Option shares exercised
Options forfeited	(86.3)	(38.47)

Option shares outstanding at end of period	1,569.8	$ 38.99	8.8	$ 2.5

Option shares exercisable at end of period	–	–	–	–
Option shares expected to vest	1,516.4	–	–	$ 2.5

We have reserved sufficient authorized shares to allow us to issue new shares upon exercise of all outstanding options. When options are actually exercised, we will issue new shares, use treasury shares (if available), acquire shares held by investors, or a combination of these alternatives in order to satisfy the option exercises.

The fair value of option grants was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions for the year 2007 and the three months ended December 31, 2006 are presented in the table below.

	Successor Company
	Year 2007	Three Months Ended December 31, 2006
Weighted-average grant date fair value of options granted (dollars per option)	$ 20.64	$ 15.51
Assumptions
Risk free rate of return	4.8%	4.6%
Expected term (in years)	6.0	6.5
Expected volatility	30.2%	33.2%
Expected dividend yield	0.0%	0.0%

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

In addition to options, we also granted restricted stock and restricted stock units. These awards generally have vesting periods of two to four years. A summary of these awards follows:

	Successor Company Non-Vested Stock Awards
	Number of Shares	Weighted- average fair value at grant date
January 1, 2007	530,650	$ 36.96
Granted	91,559	52.38
Vested	–	–
Forfeited	(31,275)	(39.12)

December 31, 2007	590,934	$39.24

In 2007, we granted 37,900 performance restricted shares to the company CEO, which entitles him to receive a specified number of shares of reorganized Armstrong’s common stock on various vesting dates, provided certain cumulative financial targets are achieved over the three-year performance period. We estimated the fair value of performance share awards based on the market price of the underlying stock on the date of grant.

In addition to the equity awards described above, we also granted 81,244 phantom shares to non-employee directors which will be settled in the future for cash. These awards generally have vesting periods of one to three years, and as of December 31, 2007, 29,281 shares were vested. The awards are generally payable six months following the director’s separation from service. The total liability recorded for these shares as of December 31, 2007 was $1.4 million.

We recognize compensation expense on a straight-line basis over the vesting period. Share-based compensation cost was $13.6 million ($8.8 million net of tax benefit) in 2007 and $2.5 million ($1.5 million net of tax benefit) in the three months ended December 31, 2006. Share-based compensation expense is recorded as a component of SG&A. There has been no cash flow impact to date of these awards.

As of December 31, 2007, there was $37.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.8 years.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 26. EMPLOYEE COMPENSATION

Employee compensation is presented in the table below. Charges for severance costs and early retirement incentives to terminated employees that were otherwise recorded as restructuring charges have been excluded.

	Successor Company		Predecessor Company
Employee compensation cost	Year 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2005
Wages, salaries and incentive compensation	$ 755.8	$ 180.0	$ 555.6	$ 746.5
Payroll taxes	77.1	16.9	55.3	72.4
Pension expense (credits), net	(30.3)	(8.9)	(9.7)	22.2
Insurance and other benefit costs	84.0	23.3	64.2	92.8
Stock-based compensation	13.6	2.5	-	(0.1)

Total	$ 900.2	$ 213.8	$ 665.4	$ 933.8

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

Rental expense was $23.5 million in the year 2007, $5.6 million in the three months ended December 31, 2006, $17.3 million in the nine months ended September 30, 2006 and $23.7 million in the year 2005. Future minimum payments at December 31, 2007, by year and in the aggregate, having noncancelable lease terms in excess of one year were as follows:

Scheduled minimum lease payments	Capital Leases	Operating Leases
2008	$ 0.4	$ 16.0
2009	-	13.4
2010	-	8.6
2011	-	4.7
2012	-	2.6
Thereafter	-	6.5

Total	$ 0.4	$ 51.8

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Assets under capital leases are included in the consolidated balance sheets as follows:

	Successor Company
	December 31, 2007	December 31, 2006
Land	$ 1.6	$ 1.5
Building	3.2	4.6
Machinery	3.0	3.3
Less accumulated amortization	(1.1)	(0.2)

Net assets	$ 6.7	$ 9.2

The above balances exclude amounts related to discontinued operations.

NOTE 28. SHAREHOLDERS’ EQUITY

There were no Successor Company treasury shares at December 31, 2007 or December 31, 2006.

The balance of each component of accumulated other comprehensive income as of December 31, 2007 and 2006 is presented in the table below.

	Successor Company
	December 31, 2007	December 31, 2006
Foreign currency translation adjustments	$ 32.7	$ 1.9
Derivative (loss) gain, net	(4.7)	0.7
Pension and postretirement adjustments	148.5	59.3

Accumulated other comprehensive income	$ 176.5	$ 61.9

The amounts and related tax effects allocated to each component of other comprehensive income during 2007 are presented in the table below.

	Successor Company
	Pre-tax Amount	Tax (Expense) Benefit	After tax Amount
Foreign currency translation adjustments	$ 35.7	$ (4.9)	$ 30.8
Derivative (loss) gain, net	(8.6)	3.2	(5.4)
Pension and postretirement adjustments	133.3	(44.1)	89.2

Total other comprehensive income	$ 160.4	$ (45.8)	$ 114.6

The above balances exclude amounts related to discontinued operations.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 29. SUPPLEMENTAL FINANCIAL INFORMATION

	Successor Company		Predecessor Company
Selected operating expenses	Year 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2005
Maintenance and repair costs	$ 116.9	$ 27.6	$ 88.3	$ 111.7
Research and development costs	43.8	11.5	32.3	42.4
Advertising costs	36.2	6.1	22.7	32.3

Other non-operating expense
Foreign currency translation loss, net of hedging activity	$ 0.7	$ -	$ -	$ -
Equity loss in ISI	-	-	-	0.9
Other	0.7	0.3	1.0	0.6

Total	$ 1.4	$ 0.3	$ 1.0	$ 1.5

Other non-operating income
Interest income	$ 15.3	$ 4.0	$ 2.9	$ 4.6
Foreign currency translation gain, net of hedging activity	2.5	0.3	4.2	2.8
Equity earnings in ISI	-	-	-	0.7
Gain on sale of ISI	-	-	-	3.4
Other	0.4	-	0.1	0.3

Total	$ 18.2	$ 4.3	$ 7.2	$ 11.8

NOTE 30. SUPPLEMENTAL CASH FLOW INFORMATION

	Successor Company		Predecessor Company
	Year 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year 2005
Interest paid	$ 47.8	$ 9.9	$ 0.7	$ 2.5
Income taxes (refunded) paid, net	(181.4)	7.5	56.6	42.9

NOTE 31. RELATED PARTIES

We purchase grid products from WAVE, our 50%-owned joint venture with Worthington Industries. The total amount of these purchases was approximately $88 million in the year 2007, $22 million in the three months ended December 31, 2006, $54 million in the nine months ended September 30, 2006 and $68 million in the year 2005. We also provide certain selling, promotional and administrative processing services to WAVE for which we receive reimbursement. Those services amounted to $15.0 million in the year 2007, $3.4 million in the three months ended December 31, 2006, $10.3 million in the nine months ended September 30, 2006 and $13.0 million in the year 2005. The net amounts due from us to WAVE for all of our relationships were $5.8 million and $4.7 million at the end of 2007 and 2006, respectively. See Note 11 for additional information.

We sold 65% of our ownership in our gasket products subsidiary (now known as Interface Solutions, Inc. or “ISI”) on June 30, 1999. As part of the 1999 divestiture, we had agreed to continue to purchase a portion of the felt products used in the manufacturing of resilient flooring from ISI for an initial term of eight years. We were required to purchase at least 75% of our felt requirements from ISI. On August 8, 2005 we sold our remaining 35% equity interest in ISI and ISI is no longer considered a related party. Our purchases of felt products from ISI for the pre-divested part of 2005 were $16.4 million. Additionally, we had received nominal monthly payments from ISI for some logistics and administrative services. See Note 11 for additional information.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 32. LITIGATION AND RELATED MATTERS

ASBESTOS-RELATED LITIGATION

On October 2, 2006 (the “Effective Date”), AWI’s plan of reorganization, which was confirmed by order dated August 18, 2006, became effective, and AWI emerged from Chapter 11. The following summarizes how the asbestos-related litigation matters were impacted by AWI’s emergence. See Note 1 for additional information.

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

As part of the POR, in accordance with an injunction issued under Section 524(g) of the Bankruptcy Code and entered in connection with the POR, various entities are protected from present and future asbestos-related personal injury claims. These entities include, among others, reorganized Armstrong, AHI, AWI’s subsidiaries and other affiliates (as defined in the POR), and their respective officers and directors. Now that it has emerged from Chapter 11, AWI does not have any responsibility for these claims (including claims against AWI based solely on its ownership of a subsidiary or other affiliate), nor does it participate in their resolution. Accordingly, AWI has no recorded liability for asbestos-related personal injury claims as of December 31, 2007 and December 31, 2006.

On October 2, 2006, pursuant to the POR becoming effective, AWI transferred to the Asbestos PI Trust rights arising under liability insurance policies issued to AWI with respect to asbestos-related personal injury claims. As of October 2, 2006, resolution of asbestos-related personal injury insurance matters is the responsibility of the Asbestos PI Trust. As part of accounting for emergence, AWI reflected the transfer of these rights to the Asbestos PI Trust. Therefore, there is no recorded insurance asset in respect of asbestos claims as of December 31, 2007 and December 31, 2006.

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

Environmental Remediation

Summary

We are actively involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and similar state “Superfund” laws at four off-site locations. We have also been investigating and/or remediating environmental contamination allegedly resulting from past industrial activity at five domestic and five international current or former plant sites. In most cases, we are one of many potentially responsible parties (“PRPs”) which have potential liability for the required investigation and remediation of each site. In some cases, we have agreed to jointly fund that required investigation and remediation, while at some sites, we dispute the liability, the proposed remedy or the proposed cost allocation among the PRPs. We may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.

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

Specific Events

Upon emergence, AWI resolved its environmental liabilities at 45 sites through its Chapter 11 Case. The liabilities at 38 sites were resolved through the global environmental settlement (“Global Settlement”) with the Department of Justice (“DOJ”) and the EPA with respect to CERCLA liability. The Global Settlement, which was approved by the Bankruptcy Court in October 2005 and further amended in July 2007, provided EPA an approved proof of claim in the amount of $9.2 million, which included $7.8 million with respect to the Peterson Puritan site. At one CERCLA site, however, AWI will continue to participate in the cleanup under a previously approved Consent Decree. In addition to the federal claims resolved by the Global Settlement, AWI’s emergence from Chapter 11 also resolved its environmental liabilities with respect to claims asserted by the State and/or private parties at 7 other sites.

AWI is subject to a unilateral order by the Oregon Department of Environmental Quality (“DEQ”) to conduct a remedial investigation and feasibility study and any necessary remedial design and action at its St. Helens, Oregon facility, as well as the adjacent Scappoose Bay. AWI has denied liability for Scappoose Bay, but has cooperated with the DEQ regarding its owned property. Other potentially responsible parties who are not yet subject to orders by the DEQ include former property owners Owens Corning Fiberglass Corporation (“OC”) and Kaiser Gypsum Company, Inc. (“Kaiser”). AWI has entered into an agreement with Kaiser for the sharing of costs and responsibilities with respect to the remedial investigation, feasibility study and remedy selection at the Armstrong property. OC has entered into a settlement with the DEQ, pursuant to which, OC has made a lump sum payment to the DEQ in exchange for contribution protection (including protection against common law and statutory contribution claims by AWI against OC), and a covenant not to sue, all with respect to the Armstrong property. AWI has reached an agreement with the DEQ as to how these funds will be made available to reimburse AWI and Kaiser for a portion of their shared costs of investigation and remediation of the property. AWI has recorded an environmental liability with respect to the investigation and feasibility study for the property we own. During the second quarter of 2007, AWI received a written request from the DEQ to perform investigations in Scappoose Bay. During the third quarter of 2007, the DEQ extended a similar request to both Kaiser and OC. Kaiser has told the DEQ it will conduct the requested investigation. AWI and OC have tentatively indicated that they will cooperate with Kaiser and provide a portion of the funding for the investigation, without waiving any defenses to liability. AWI continues to deny all liability for any contamination of the adjacent bay. We are not currently able to estimate with reasonable certainty any amounts we may incur with respect to the bay, although it is possible that such amounts may be material.

During the second quarter of 2007, AWI received a notice of violation and a monetary penalty assessment from the Nebraska Department of Environmental Quality (“NDEQ”). It alleged violations of our air emissions permit for our Auburn, Nebraska cabinet manufacturing facility. In September 2007, we entered into a Consent Order with the NDEQ resolving our liability with respect to this issue.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Subsequent Events

During the first quarter of 2008, AWI received a Notice and Finding of Violation (“NFV”) from the USEPA, Region 6, relating to air emissions from our Center, Texas hardwood flooring manufacturing facility. The NFV seeks monetary penalties in the amount of $0.2 million. Armstrong will take appropriate actions to defend itself against the allegations in the NFV in an effort to resolve its liability.

Summary of Financial Position

Liabilities of $7.0 million and $5.9 million at December 31, 2007 and December 31, 2006, respectively were for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $2.1 million and $2.2 million at December 31, 2007 and December 31, 2006, respectively.

Actual costs to be incurred at identified sites may vary from our estimates. Based on our current knowledge of the identified sites, we are not able to estimate with reasonable certainty future costs which may exceed amounts already recognized.

PATENT INFRINGEMENT CLAIMS

We are a defendant in a lawsuit claiming patent infringement related to some of our laminate flooring products. We are being defended and indemnified by our supplier for costs and potential damages related to the litigation. The jury verdict has held the asserted patent claims to be non-infringed and invalid for a number of reasons. The plaintiff has stated that it will appeal.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

OTHER CLAIMS

Additionally, we are involved in various other claims and legal actions involving product liability, patent infringement, breach of contract, distributor termination, employment law issues (including one purported class action suit pending in California state court) and other actions arising in the ordinary course of business. While complete assurance cannot be given to the outcome of these claims, we do not believe there is a reasonable possibility that a loss exceeding amounts already recognized would be material.

NOTE 33. EARNINGS PER SHARE

The difference between the average number of basic and diluted common shares outstanding is due to contingently issuable shares. Earnings per share components may not add due to rounding.

NOTE 34. SUBSEQUENT EVENTS

On February 29, 2008, we announced that we have completed our strategic review process after extensive evaluation of alternatives, including a possible sale of our individual businesses and the entire company. The Board of Directors concluded that it is in the best interest of Armstrong and its shareholders to continue to execute our strategic operating plan under our current structure as a publicly traded company.

On February 25, 2008, we executed an amendment to our senior credit facility. This amendment (a) permits us to make “Special Distributions,” including dividends (such as the special cash dividend described below) or other distributions (whether in cash, securities or other property) of up to an aggregate of $500 million at any time prior to February 28, 2009, (b) requires that we and our domestic subsidiaries maintain minimum liquidity of at least $100 million as of March 31, June 30, September 30 and December 31 of each year, which may be comprised of a combination of cash and cash equivalents and undrawn commitments under our revolving credit facility and (c) increases by 0.25% the borrowing margins in the pricing grid set forth in the facility for the revolving credit facility and Term Loan A.

Also on February 25, 2008, our Board of Directors declared a special cash dividend of $4.50 per common share, payable on March 31, 2008, to shareholders of record on March 11, 2008. This special cash dividend will result in an aggregate payment to our shareholders of approximately $260 million, based on the number of common shares currently outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and our chief financial officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, to allow their timely decisions regarding required disclosure.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are incorporated by reference to Item 8.

ITEM 9B. OTHER INFORMATION

On February 29, 2008, we announced that we have completed our strategic review process after extensive evaluation of alternatives, including a possible sale of our individual businesses and the entire company. The Board of Directors concluded that it is in the best interest of Armstrong and its shareholders to continue to execute our strategic operating plan under our current structure as a publicly traded company.

On February 25, 2008, we executed an amendment to our senior credit facility. This amendment (a) permits us to make “Special Distributions,” including dividends (such as the special cash dividend described below) or other distributions (whether in cash, securities or other property) of up to an aggregate of $500 million at any time prior to February 28, 2009, (b) requires that we and our domestic subsidiaries maintain minimum liquidity of at least $100 million as of March 31, June 30, September 30 and December 31 of each year, which may be comprised of a combination of cash and cash equivalents and undrawn commitments under our revolving credit facility and (c) increases by 0.25% the borrowing margins in the pricing grid set forth in the facility for the revolving credit facility and Term Loan A.

Also on February 25, 2008, our Board of Directors declared a special cash dividend of $4.50 per common share, payable on March 31, 2008, to shareholders of record on March 11, 2008. This special cash dividend will result in an aggregate payment to our shareholders of approximately $260 million, based on the number of common shares currently outstanding.

The Board of Directors based its decision to declare a special dividend on the substantial amount of cash generated in 2007, and on expectations that future cash generation will more than meet Armstrong’s needs.

The Board of Directors established Monday, June 23, 2008 as the date for the Company’s annual meeting of shareholders. Shareholders of record at the close of trading on Friday, March 28, 2008 will be entitled to vote at that meeting. Pursuant to Article II, Section 5 of the Company’s Bylaws, if a shareholder other than the Asbestos Personal Injury Settlement Trust should wish to propose business to come before that meeting, written notice of such business must be received by the Corporate Secretary of the Company no later than Thursday, March 20, 2008. Any such notice should be addressed to the attention of: Walter Gangl, Corporate Secretary, Armstrong World Industries, Inc., 2500 Columbia Avenue, Lancaster, PA 17603. It is recommended that any notice be sent via means that will provide confirmation of the delivery date.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10, other than information regarding the executive officers of the Company which is presented in Item 4A. Executive Officers of the Company, is incorporated by reference to the sections entitled “Code of Ethics,” “Board of Directors,” “Nominating and Governance Committee,” “Audit Committee and Audit Committee Expert,” “Management Development and Compensation Committee,” “Director Information” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for its 2008 annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation Committee Interlocks and Insider Participation” and “Compensation of Directors” in the Company’s proxy statement for its 2008 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Equity Compensation Plan Information” in the Company’s proxy statement for its 2008 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s proxy statement for its 2008 annual meeting of shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the section entitled “Audit Committee Report” in the Company’s proxy statement for its 2008 annual meeting of shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)

The financial statements and schedule of Armstrong World Industries, Inc. filed as a part of this 2007 Annual Report on Form 10-K is listed in the “Index to Financial Statements and Schedules” on page 56.

(a) (2)	The financial statements required to be filed pursuant to Item 15(d) of Form 10-K are:

Worthington Armstrong Venture consolidated financial statements for the years ended December 31, 2007, 2006 and 2005 (filed herewith as Exhibit 99)

(a) (3)	The following exhibits are filed as part of this 2007 Annual Report on Form 10-K:

Exhibit No.	Description

No. 2

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

No. 4

Armstrong World Industries, Inc.’s Retirement Savings and Stock Ownership Plan effective as of October 1, 1996, as amended April 12, 2001 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, wherein it appeared as Exhibit 4. (SEC File No. 1-2116)*

No. 10.1	Directors’ Retirement Income Plan, as amended, is incorporated by reference from the 1996 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(c). * (SEC File No. 1-2116)

No. 10.2	Management Achievement Plan for Key Executives, effective as of November 28, 1983, as amended April 30, 2007, is filed with this Report.*

No. 10.3	Retirement Benefit Equity Plan, effective January 1, 2005, as amended October 29, 2007, is filed with the Report.*

No. 10.4	Form of Change in Control Agreement with certain officers is incorporated by reference from the 2000 Annual Report on Form 10-K wherein it appears as Exhibit 10(iii)(k). * (SEC File No. 1-2116)

No. 10.5

Change in Control Agreement with Michael D. Lockhart, dated August 7, 2000 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, wherein it appeared as Exhibit 10(e). * (SEC File No. 000-50408)

No. 10.6

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

No. 10.9	Bonus Replacement Retirement Plan, effective as of January 1, 1998, as amended January 1, 2007, is filed with this Report.*

No. 10.10

Employment Agreement with Michael D. Lockhart dated August 7, 2000 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(a). *(SEC File No. 000-50408)

No. 10.11

Amendment to August 7, 2000 Employment Agreement with Michael D. Lockhart is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, wherein it appeared as Exhibit 10. *(SEC File No. 000-50408)

No. 10.12	Hiring Agreement with F. Nicholas Grasberger III dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K on January 6, 2005, wherein it appeared as Exhibit 10.1. *

No. 10.13

Change in Control Agreement with F. Nicholas Grasberger III dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K on January 6, 2005, wherein it appeared as Exhibit 10.2. *

No. 10.14

Indemnification Agreement with F. Nicholas Grasberger III dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K on January 6, 2005, wherein it appeared as Exhibit 10.3. *

No. 10.15

Armstrong World Industries, Inc.’s Nonqualified Deferred Compensation Plan effective January 2005 is incorporated by reference from the 2005 Annual Report on Form 10-K wherein it appeared as Exhibit 10.29. *

No. 10.16	Schedule of Armstrong World Industries, Inc. Nonemployee Director Compensation is incorporated by reference from the 2006 Annual Report on Form 10-K wherein it appeared as Exhibit 10.19. *

No. 10.17

Order of the U.S. District Court dated January 26, 2006, and related Armstrong World Industries, Inc.’s Motion for an Order Authorizing and Approving Continued Cash Retention Program for Key Employees, is incorporated by reference from the Current Report filed on Form 8-K/A on February 2, 2006, wherein it appeared as Exhibit 99.1 *

No. 10.18	Form of Long-Term Incentive Plan 2006 award letter regarding executive participation in the 1999 Long-Term Incentive Plan is incorporated by reference from the 2005 Annual Report on Form 10-K wherein it appeared as Exhibit 10.37. *

No. 10.19	Change in Control Agreement with Donald A. McCunniff dated March 13, 2006 is incorporated by reference from the Current Report filed on Form 8-K on March 14, 2006, wherein it appeared as Exhibit 10.1.*

No. 10.20	Indemnification Agreement with Donald A. McCunniff dated March 13, 2006 is incorporated by reference from the Current Report filed on Form 8-K on March 14, 2006, wherein it appeared as Exhibit 10.2. *

No. 10.21	Credit Agreement, dated as of October 2, 2006, by and among the Company, certain subsidiaries of the Company as guarantors, Bank of America, N.A., as Administrative Agent, the other lenders party thereto, JP Morgan Chase Bank, N.A. and Barclays Bank PLC, as Co-Syndication Agents and LaSalle Bank National Association and the Bank of Nova Scotia, as Co-Documentation Agents, is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.1.

No. 10.22	The Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust Agreement dated as of October 2, 2006, by and among Armstrong World Industries, Inc. and, as trustees, Anne M. Ferazzi, Harry Huge, Paul A. Knuti, Lewis R. Sifford and Thomas M. Tully is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.2.

No. 10.23	Stockholder and Registration Rights Agreement, dated as of October 2, 2006, by and between Armstrong World Industries, Inc. and the Armstrong World Industries, Inc. Asbestos Personal Injury Asbestos Trust is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.3.

No. 10.24	Armstrong World Industries, Inc. 2006 Long-Term Incentive Plan is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.4.*

No. 10.25	Form of Armstrong World Industries, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.5. *

No. 10.26	Form of Armstrong World Industries, Inc. 2006 Long-Term Incentive Plan Restricted Stock Award Agreement is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.6. *

No. 10.27	Form of Armstrong World Industries, Inc. 2006 Long-Term Incentive Plan notice of restricted stock and/or option award is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.7. *

No. 10.28	Form of Indemnification Agreement for directors and officers of Armstrong World Industries, Inc. is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.8. * A Schedule of Participating Directors and Officers is incorporated by reference from the 2006 Annual Report on Form 10-K wherein it appeared as Exhibit 10.33.

No. 10.29	2006 Director Phantom Stock Unit Plan is incorporated by reference from the Current Report on Form 8-K dated October 23, 2006, wherein it appeared as Exhibit 10.1. *

No. 10.30	2006 Director Phantom Stock Unit Agreement is incorporated by reference from the Current Report on Form 8-K dated October 23, 2006, wherein it appeared as Exhibit 10.3. A Schedule of Participating Directors is incorporated by reference from the 2006 Annual Report on Form 10-K wherein it appeared as Exhibit 10.36. *

No. 10.31	2007 Award under the 2006 Director Phantom Stock Unit Agreement and the Schedule of Participating Directors are incorporated by reference from the Current Report on Form 8-K dated October 22, 2007, wherein they appeared as Exhibits 10.1 and 10.2, respectively. *

No. 10.32	Stipulation and Agreement with Respect to Claims of Armstrong Holdings, Inc. and Armstrong Worldwide, Inc.; and Motion for Order Approving Stipulation and Agreement are incorporated by reference from the Current Report on Form 8-K dated February 26, 2007, wherein they appeared as Exhibits 99.2 and 99.3, respectively.

No. 10.33	Share Purchase Agreement dated March 27, 2007, between the Company and NPM Capital N.V. and Flagstone Beheer B.V. for the sale of Tapijtfabriek H. Desseaux N.V. and its subsidiaries is incorporated by reference from the 2006 Annual Report on Form 10-K wherein it appeared as Exhibit 10.38.

No. 10.34	Form of Armstrong World Industries, Inc. grant letter used in connection with the equity grant of stock options and performance restricted shares under the 2006 Long-Term Incentive Plan to Michael D. Lockhart is filed with this Report. *

No. 10.35	Form of Armstrong World Industries, Inc. grant letter used in connection with awards of restricted stock under the 2006 Long-Term Incentive Plan is filed with this Report.*

No. 10.36	Amendment No. 1, dated February 25, 2008, to the Credit Agreement, dated October 2, 2006, by and among the Company, certain subsidiaries of the Company as guarantors, Bank of America, N.A., as Administrative Agent, the other lenders party thereto, JP Morgan Chase Bank, N.A. and Barclays Bank PLC, as Co-Syndication Agents and LaSalle Bank National Association and the Bank of Nova Scotia, as Co-Documentation Agents, is filed with this Report.

No. 11	Computation of earnings per share.

No. 21	Armstrong World Industries, Inc.’s domestic and foreign subsidiaries.

No. 23.1	Consent of Independent Registered Public Accounting Firm.

No. 23.2	Consent of Independent Registered Public Accounting Firm.

No. 24	Power of Attorney and authorizing resolution.

No. 31.1	Certification of Principal Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 31.2	Certification of Principal Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

No. 32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

No. 99	Worthington Armstrong Venture consolidated financial statements for the years ended December 31, 2007, 2006 and 2005.

* Management Contract or Compensatory Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMSTRONG WORLD INDUSTRIES, INC.
(Registrant)

By: /s/ Michael D. Lockhart
Chairman and Chief Executive Officer

Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant Armstrong and in the capacities and on the dates indicated.

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

By: /s/ Michael D. Lockhart
(Michael D. Lockhart, as attorney-in-fact for AWI directors and on his own behalf)
As of February 28, 2008

By: /s/ F. Nicholas Grasberger III
(F. Nicholas Grasberger III)
As of February 28, 2008

By: /s/ William C. Rodruan
(William C. Rodruan)
As of February 28, 2008

SCHEDULE II

Armstrong World Industries, Inc.

Valuation and Qualifying Reserves of Accounts Receivable

(amounts in millions)

	Successor Company		Predecessor Company
Provision for Losses	Year Ended December 31, 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year Ended December 31, 2005
Balance at beginning of period	$ 10.6	$ 10.8	$ 10.8	$ 13.0
Additions charged to earnings	10.7	1.4	5.2	2.4
Deductions	(9.3)	(1.6)	(4.1)	(3.7)
Discontinued operations	-	-	(1.1)	(0.9)

Balance at end of period	$ 12.0	$ 10.6	$ 10.8	$ 10.8

Provision for Discounts and Warranties
Balance at beginning of period	$ 49.0	$ 49.6	$ 39.8	$ 45.5
Additions charged to earnings	213.4	48.2	185.5	212.6
Deductions	(221.1)	(48.8)	(175.7)	(218.3)

Balance at end of period	$ 41.3	$ 49.0	$ 49.6	$ 39.8

Total Provision for Discounts, Warranties and Losses
Balance at beginning of period	$ 59.6	$ 60.4	$ 50.6	$ 58.5
Additions charged to earnings	224.1	49.6	190.7	215.0
Deductions	(230.4)	(50.4)	(179.8)	(222.0)
Discontinued operations	-	-	(1.1)	(0.9)

Balance at end of period	$ 53.3	$ 59.6	$ 60.4	$ 50.6

Exhibit Index

Exhibit No.

No. 10.2	Management Achievement Plan for Key Executives, effective November 28, 1983, amended April 30, 2007.

No. 10.3	Retirement Benefit Equity Plan, effective January 1, 2005, amended October 29, 2007.

No. 10.9	Bonus Replacement Retirement Plan, effective January 1, 1998, amended January 1, 2007.

No. 10.34	Form of Armstrong World Industries, Inc. grant letter used in connection with the equity grant of stock options and performance restricted shares under the 2006 Long-Term Incentive Plan to Michael D. Lockhart.

No. 10.35	Form of Armstrong World Industries, Inc. grant letter used in connection with awards of restricted stock under the 2006 Long-Term Incentive Plan.

No. 10.36	Amendment No. 1, dated February 25, 2008, to the Credit Agreement, dated October 2, 2006, by and among the Company, certain subsidiaries of the Company as guarantors, Bank of America, N.A., as Administrative Agent, the other lenders party thereto, JP Morgan Chase Bank, N.A. and Barclays Bank PLC, as Co-Syndication Agents and LaSalle Bank National Association and the Bank of Nova Scotia, as Co-Documentation Agents.

No. 11	Computation of earnings per share.

No. 21	Armstrong World Industries, Inc.’s domestic and foreign subsidiaries.

No. 23.1	Consent of Independent Registered Public Accounting Firm.

No. 23.2	Consent of Independent Registered Public Accounting Firm.

No. 24	Power of Attorney and authorizing resolution.

No. 31.1	Certification of Principal Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

No. 31.2	Certification of Principal Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

No. 32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350.

No. 32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350.

No. 99	Worthington Armstrong Venture consolidated financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005.