Form 10-Q
period 2008-03-31
ARMSTRONG WORLD INDUSTRIES INC
filed 2008-05-01
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of April 24, 2008 – 57,138,717

Uncertainties Affecting Forward-Looking Statements

Our disclosures here and in other public documents and comments contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Those statements provide our future expectations or forecasts, and can be identified by our use of words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “outlook,” etc. in discussions of future operating or financial performance or the outcome of contingencies such as liabilities or legal proceedings, or our ability to pay any dividends or take any particular corporate action.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings

(amounts in millions, except per share data)

Unaudited

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Net sales	$828.2	$863.4
Cost of goods sold	641.4	661.8

Gross profit	186.8	201.6

Selling, general and administrative expenses	160.7	146.6
Restructuring charges, net	0.8	0.1
Equity earnings from joint ventures	(13.2)	(10.6)

Operating income	38.5	65.5

Interest expense	8.4	16.5
Other non-operating expense	0.3	0.5
Other non-operating (income)	(4.3)	(3.0)

Earnings from continuing operations before income taxes	34.1	51.5

Income tax expense	19.0	20.8

Earnings from continuing operations	15.1	30.7

Earnings (loss) from discontinued operations, net of income tax of $0.4 and $0.3	0.1	(4.7)

Net earnings	$15.2	$26.0

Earnings per share of common stock, continuing operations:
Basic	$0.27	$0.55
Diluted	$0.26	$0.55

Earnings (loss) per share of common stock, discontinued operations:
Basic	$—	$(0.08)
Diluted	$—	$(0.08)

Net earnings per share of common stock:
Basic	$0.27	$0.47
Diluted	$0.27	$0.46

Average number of common shares outstanding:
Basic	56.3	55.7
Diluted	57.0	56.3

See accompanying notes to condensed consolidated financial statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	Unaudited
	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$160.0	$514.3
Accounts and notes receivable, net	347.2	311.2
Inventories, net	590.5	543.5
Deferred income taxes	43.5	43.5
Income tax receivable	25.3	25.3
Other current assets	73.0	63.2

Total current assets	1,239.5	1,501.0

Property, plant and equipment, less accumulated depreciation and amortization of $194.6 and $158.9, respectively	1,009.3	1,012.8

Prepaid pension costs	725.6	708.0
Investment in affiliates	232.8	232.6
Intangible assets, net	683.2	686.5
Deferred income taxes	410.4	424.5
Other noncurrent assets	86.5	84.5

Total assets	$4,387.3	$4,649.9

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$4.4	$3.9
Current installments of long-term debt	27.2	24.7
Accounts payable and accrued expenses	378.0	438.7
Income tax payable	6.7	0.5
Deferred income taxes	29.5	29.5

Total current liabilities	445.8	497.3

Long-term debt, less current installments	481.6	485.8
Postretirement and postemployment benefit liabilities	316.2	318.6
Pension benefit liabilities	218.6	205.5
Other long-term liabilities	70.0	67.8
Income taxes payable	161.0	159.4
Deferred income taxes	470.4	471.4
Minority interest in subsidiaries	6.9	6.9

Total noncurrent liabilities	1,724.7	1,715.4
Shareholders’ equity:
Common stock, $0.01 par value per share, authorized 200 million shares; issued 57,143,245 shares and 56,828,754 shares, respectively	0.6	0.6
Capital in excess of par value	2,017.3	2,112.6
Retained earnings	0.9	147.5
Accumulated other comprehensive income	198.0	176.5

Total shareholders’ equity	2,216.8	2,437.2

Total liabilities and shareholders’ equity	$4,387.3	$4,649.9

See accompanying notes to condensed consolidated financial statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions)

Unaudited

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
Common stock:
Balance at beginning of year and March 31	$0.6		$0.6

Capital in excess of par value:
Balance at beginning of year	$2,112.6		$2,099.8
Share-based employee compensation	0.1		2.9
Dividends in excess of retained earnings	(95.4)		—

Balance at March 31	$2,017.3		$2,102.7

Retained earnings:
Balance at beginning of year	$147.5		$2.2
Net earnings for period	15.2	$15.2	26.0	$26.0
Dividends	(161.8)		—

Balance at March 31	$0.9		$28.2

Accumulated other comprehensive income:
Balance at beginning of year	$176.5		$62.1
Foreign currency translation adjustments	10.9		1.6
Derivative gain, net	9.0		0.1
Pension and postretirement adjustments	1.6		0.1

Total other comprehensive income	21.5	21.5	1.8	1.8

Balance at March 31	$198.0		$63.9

Comprehensive income		$36.7		$27.8

Total shareholders’ equity	$2,216.8		$2,195.4

See accompanying notes to condensed consolidated financial statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$15.2	$26.0
Adjustments to reconcile net earnings to net cash (used by) provided by operating activities:
Depreciation and amortization	36.7	33.7
Deferred income taxes	6.7	12.1
Share-based compensation	1.2	3.0
Equity earnings from affiliates, net	(13.2)	(10.6)
Distributions from equity affiliates	13.0	50.0
Cash effect of hedging activities	(1.2)	(3.5)
Changes in operating assets and liabilities:
Receivables	(27.1)	(46.8)
Inventories	(35.8)	(8.4)
Other current assets	(0.5)	(10.1)
Other noncurrent assets	(14.4)	(12.4)
Accounts payable and accrued expenses	(64.7)	(14.8)
Income taxes payable	7.4	2.5
Other long-term liabilities	(2.8)	(10.3)
Cash distributed under the POR	(2.4)	(5.2)
Other, net	(0.2)	1.8

Net cash (used for) provided by operating activities	(82.1)	7.0

Cash flow from investing activities:
Purchases of property, plant and equipment and computer software	(13.7)	(19.9)
Acquisitions	(0.4)	—
Proceeds from the sale of assets	—	0.4

Net cash (used for) investing activities	(14.1)	(19.5)

Cash flows from financing activities:
Increase in short-term debt, net	0.1	8.4
Issuance of long-term debt	2.2	—
Payments of long-term debt	(4.5)	(1.5)
Financing costs	(2.6)	—
Special dividend paid	(256.4)	—

Net cash (used for) provided by financing activities	(261.2)	6.9

Effect of exchange rate changes on cash and cash equivalents	3.1	0.9

Net (decrease) in cash and cash equivalents	(354.3)	(4.7)
Cash and cash equivalents at beginning of year	514.3	263.8

Cash and cash equivalents at end of period	$160.0	$259.1
Cash and cash equivalents at end of period from discontinued operations	—	6.0

Cash and cash equivalents at end of period from continuing operations	$160.0	$253.1

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

The accounting policies used in preparing the Condensed Consolidated Financial Statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2007. These statements should therefore be read in conjunction with the Consolidated Financial Statements and notes that are included in the Form 10-K for the fiscal year ended December 31, 2007. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

These Condensed Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles. The statements include management estimates and judgments, where appropriate. Management utilizes estimates to record many items including asset values, allowances for bad debts, inventory obsolescence and lower of cost or market charges, pension assets and liabilities, stock compensation, warranty, workers’ compensation, general liability, income taxes and environmental claims. When preparing an estimate, management determines the amount based upon the consideration of relevant information. Management may confer with outside parties, including outside counsel. Actual results may differ from these estimates.

Our policy is to record distributions from equity investments using the equity in earnings method and report returns on investments as cash flows from operating activities. Accordingly, “Distributions from equity affiliates” in the 2007 Condensed Consolidated Statements of Cash Flows was reclassified from cash flows from investing activities to cash flows from operating activities. The amount reclassified was $50.0 million in the three months ended March 31, 2007. In addition, certain amounts in the Condensed Consolidated Statements of Earnings were reclassified from selling, general and administrative costs to cost of goods sold. The amount reclassified was $0.5 million in the three months ended March 31, 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”), which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is generally effective for fiscal years beginning after November 15, 2007. However, the effective date for certain non-financial assets and liabilities was deferred to fiscal years beginning after November 15, 2008. We adopted the required provisions of FAS 157 on January 1, 2008. There was no material impact from adopting FAS 157.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF 06-10”). EITF 06-10 provides guidance for determining a liability as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. We adopted EITF 06-10 on January 1, 2008. There was no material impact from adopting EITF 06-10.

Operating results for the first quarter of 2008 and the corresponding period of 2007 included in this report are unaudited. However, these Condensed Consolidated Financial Statements have been reviewed by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) for a limited review of interim financial information.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 2. CHAPTER 11 REORGANIZATION

On December 6, 2000, AWI filed a voluntary petition for relief (the “Filing”) under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware in order to use the court-supervised reorganization process to achieve a resolution of AWI’s asbestos-related liability. Also filing under Chapter 11 were two of AWI’s wholly-owned subsidiaries, Nitram Liquidators, Inc. (“Nitram”) and Desseaux Corporation of North America, Inc. (“Desseaux”).

On October 2, 2006 (the “Effective Date”), AWI’s plan of reorganization (“POR”) became effective, and AWI emerged from Chapter 11. The POR excludes AWI’s Nitram and Desseaux subsidiaries, neither of which is material to Armstrong and which pursued separate resolutions of their Chapter 11 cases (see below).

Resolution of Disputed Claims

All claims in AWI’s Chapter 11 case that remained open as of the end of 2007 have been resolved and closed. In February 2008 AWI made a final distribution to general unsecured creditors of AWI under the POR and will close the Chapter 11 estate shortly.

Resolution of Nitram and Desseaux Cases

In September 2007, Nitram and Desseaux proposed a joint plan of liquidation to the Bankruptcy Court. On December 17, 2007, the Bankruptcy Court approved the Joint Amended Plan of Liquidation (the “Joint Plan”). The Joint Plan became effective December 28, 2007. Armstrong contributed $0.2 million to the estate of Nitram and Desseaux in 2007. Armstrong and its subsidiaries subordinated their claims to those of other unsecured creditors under the Joint Plan and will receive no distribution from the bankruptcy estate in this case.

Claimants alleging personal injury claims under the Joint Plan are allowed to proceed only against the pre-existing insurance coverage assets of Nitram and will not share in any distribution of general assets.

Deadlines under the Joint Plan for claimants to file claims based on rejected executory contracts or unexpired leases, for administrative claims and for final fee applications passed in January 2008. Pending objections to certain claims are expected to be addressed by the Court in coming months. An initial distribution to unsecured creditors was made in the first quarter of 2008. After all assets in the bankruptcy estate (other than insurance assets available to personal injury claimants) have been distributed, Nitram and Desseaux will be dissolved.

Reversal of POR-Related Contingent Liability

The POR stipulated that any money received from insurance companies post-emergence for certain environmental matters was owed to the unsecured creditors, if the money was received prior to the final distribution being made to the general unsecured creditors. At emergence, we had a $2.1 million receivable for expected insurance recoveries. We also recorded a $2.1 million liability to reflect the POR’s requirement to pay any received money to the creditors. Since emergence, we have not received any environmental-related money from the insurance companies. With the final distribution made in the first quarter of 2008, we no longer owe any recoveries to the creditors. Accordingly, the $2.1 million liability was reversed in the first quarter of 2008 as a reduction of selling, general and administrative expense.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 3. SEGMENT RESULTS

	Three Months Ended March 31,
	2008	2007
Net sales to external customers
Resilient Flooring	$292.7	$290.6
Wood Flooring	160.3	199.2
Building Products	331.1	313.9
Cabinets	44.1	59.7

Total sales to external customers	$828.2	$863.4

	Three Months Ended March 31,
	2008	2007
Segment operating income (loss)
Resilient Flooring	$(7.2)	$10.8
Wood Flooring	2.5	8.4
Building Products	55.0	53.7
Cabinets	(3.7)	0.9
Unallocated Corporate (expense)	(8.1)	(8.3)

Total consolidated operating income	$38.5	$65.5

	Three Months Ended March 31,
	2008	2007
Total consolidated operating income	$38.5	$65.5
Interest expense	8.4	16.5
Other non-operating expense	0.3	0.5
Other non-operating income	(4.3)	(3.0)

Earnings from continuing operations before income taxes	$34.1	$51.5

	March 31, 2008	December 31, 2007
Segment assets
Resilient Flooring	$769.4	$734.8
Wood Flooring	535.3	509.7
Building Products	1,157.7	1,139.7
Cabinets	79.3	82.5

Total segment assets	2,541.7	2,466.7
Assets not assigned to segments	1,845.6	2,183.2

Total consolidated assets	$4,387.3	$4,649.9

NOTE 4. ACQUISITIONS

On February 18, 2008 we acquired the assets of Bowmans Australia Pty Ltd. to complement our Australian Building Products business. An initial purchase price payment of $0.4 million was made at completion, subject to additional contingent payments which may total $0.3 million. We expect to complete our preliminary purchase price allocation in the second quarter of 2008.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 5. DISCONTINUED OPERATIONS

In March 2008, we recorded a gain of $1.0 million ($0.6 million net of income tax) arising from the settlement of a legal dispute relating to our former Insulation Products segment. The segment was sold in 2000. In accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), this gain was classified as discontinued operations since the original divestiture was reported as discontinued operations.

On March 27, 2007, we entered into an agreement to sell Tapijtfabriek H. Desseaux N.V. and its subsidiaries—the principal operating companies in our European Textile and Sports Flooring business. These companies were first classified as discontinued operations at October 2, 2006 when they met the criteria of FAS 144. The sale transaction was completed in April 2007 and total proceeds of $58.8 million have been received to-date. Certain additional post completion adjustments specified in the agreement are currently subject to dispute by the parties. We are claiming $8.1 million and, as such, have recorded a receivable related to the estimated amount of these adjustments that is classified in the March 31, 2008 Condensed Consolidated Balance Sheet as part of “Other current assets.” The matter has been referred to an independent expert for a final and binding determination.

The segment results in Note 3 exclude the amounts related to discontinued operations. The Condensed Consolidated Statements of Cash Flows do not separately report the cash flows of the discontinued operations, as these cash flows were not material to any cash flow category.

Net sales, pre-tax income (loss) and net loss from discontinued operations of Tapijtfabriek H. Desseaux N.V. and its subsidiaries are as follows:

	Three Months Ended March 31,
	2008	2007
Net sales	$—	$59.8

Pre-tax (loss) gain from discontinued operations	—	$(1.4)
(Loss) on expected disposal of discontinued operations	$(0.5)	(3.0)
Income tax (expense)	—	(0.3)

Net (loss) from discontinued operations	$(0.5)	$(4.7)

There were no net assets of the Tapijtfabriek H. Desseaux business held at either March 31, 2008 or December 31, 2007.

NOTE 6. INVENTORIES

	March 31, 2008	December 31, 2007
Finished goods	$386.8	$355.7
Goods in process	47.6	39.7
Raw materials and supplies	171.7	160.7
Less LIFO and other reserves	(15.6)	(12.6)

Total inventories, net	$590.5	$543.5

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 7. EQUITY INVESTMENTS

Investment in affiliates of $232.8 million at March 31, 2008 reflected the equity interest in our 50% investment in our WAVE joint venture. We account for our WAVE joint venture using the equity method of accounting. Our recorded investment in WAVE was higher than our 50% share of the carrying values reported in WAVE’s consolidated financial statements. These differences are due to our adopting fresh-start reporting upon emerging from Chapter 11, while WAVE’s consolidated financial statements do not reflect fresh-start reporting. See Note 11 “Equity Investments” in our 2007 Form 10-K for more information. Condensed income statement data for WAVE is summarized below:

	Three Months Ended March 31,
	2008	2007
Net sales	$97.9	$93.1
Gross profit	37.9	31.7
Net earnings	29.6	25.0

NOTE 8. INTANGIBLE ASSETS

The following table details amounts related to our intangible assets as of March 31, 2008 and December 31, 2007.

		March 31, 2008		December 31, 2007
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	20 years	$173.3	$(12.6)	$173.3	$(10.5)
Developed technology	15 years	81.7	(8.0)	81.7	(6.6)
Other	Various	12.5	(1.2)	12.4	(1.1)

Total		$267.5	$(21.8)	$267.4	$(18.2)

Non-amortizing intangible assets
Trademarks and brand names	Indefinite	437.5		437.3

Total intangible assets		$705.0		$704.7

Aggregate Amortization Expense
For the three months ended March 31, 2008			$3.6
For the three months ended March 31, 2007			$3.8

NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31, 2008	December 31, 2007
Payables, trade and other	$215.6	$241.7
Employment costs	104.8	130.7
Other	57.6	66.3

Total accounts payable and accrued expenses	$378.0	$438.7

The decrease in accounts payable and accrued expenses is primarily due to the payment of employee incentives that were earned in 2007 and activity levels in other payables.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 10. SEVERANCES AND RELATED COSTS

In the first quarter of 2008, we recorded $6.1 million of severance and related expenses to reflect the termination costs for certain corporate employees. We also recorded a reduction of our stock compensation expense of $1.5 million related to stock grants that will be forfeited by these employees. These costs were recorded as selling, general and administrative expenses.

NOTE 11. RESTRUCTURING AND OTHER ACTIONS

Net restructuring charges of $0.8 million and $0.1 million were recorded in the first three months of 2008 and 2007, respectively. The following table summarizes these charges:

	Three Months Ended March 31,
Action Title	2008	2007	Segment
U.K. lease	$0.8	—	Unallocated Corporate
Hoogezand	—	$0.1	Building Products

Total	$0.8	$0.1

U.K. lease: The reserve related to a noncancelable operating lease in the U.K. was increased as a result of a change in building tax rates. This lease extends through 2017.

Hoogezand: These charges are related to the first quarter 2004 decision to close the manufacturing facility. The plant closure was the result of our decision to restructure our European production capacity in light of excess capacity in the European mineral and soft fiber ceiling industry. The plant was closed in the first quarter of 2005. The production was transferred to the Münster, Germany plant. This reduced employment by approximately 72 positions. We have incurred project-to-date restructuring charges of $17.9 million and do not expect to incur any additional restructuring charges related to this initiative. In the fourth quarter of 2007, we sold this facility.

The following table summarizes activity in the restructuring accruals for the first quarters of 2008 and 2007.

	Severance and Related Costs				Leases
	Lancaster Plant	Nashville	Hoogezand	Other Initiatives	U.K. Lease	Total
December 31, 2007	$—	$—	$0.1	$—	$4.5	$4.6
Cash payments	—	—	—	—	(0.1)	(0.1)
Net charges	—	—	—	—	0.8	0.8
Other	—	—	—	—	0.1	0.1

March 31, 2008	$—	$—	$0.1	$—	$5.3	$5.4

	Severance and Related Costs				Leases
	Lancaster Plant	Nashville	Hoogezand	Other Initiatives	U.K. Lease	Total
December 31, 2006	$0.4	$1.4	$0.2	$0.1	$4.9	$7.0
Cash payments	(0.2)	(0.7)	(0.2)	(0.1)	—	(1.2)
Net charges	—	—	0.1	—	—	0.1
Other	—	—	—	—	—	—

March 31, 2007	$0.2	$0.7	$0.1	$—	$4.9	$5.9

The amounts in “Other” are related to the effects of foreign currency translation.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 12. INCOME TAX EXPENSE

	Three Months Ended March 31,
	2008	2007
Earnings from continuing operations before income taxes	$34.1	$51.5
Income tax expense	19.0	20.8
Effective tax rate	55.7%	40.4%

The effective tax rate for 2008 was higher than 2007 due to unbenefitted foreign losses, interest on uncertain tax positions and the settlement of a foreign tax audit. In addition, the completion of the strategic review process during 2008 resulted in a tax benefit in 2008 for costs associated with the process that were incurred in 2007 (See Note 1 in our 2007 Form 10-K for more information on the strategic review process). This tax benefit partially offsets the above increases in the 2008 effective tax rate.

Except as noted below, we do not expect to record any material changes during 2008 to unrecognized tax benefits that were claimed on tax returns covering tax years ending on or before December 31, 2007. During the first quarter of 2008, we recognized $1.7 million of interest expense on unrecognized federal tax benefits. During the remainder of 2008, we expect to recognize an additional $4.5 million of interest expense on unrecognized federal income tax benefits.

NOTE 13. PENSIONS

Following are the components of net periodic benefit costs (credits):

	Three Months Ended March 31,
	2008	2007
U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned during the period	$4.3	$4.2
Interest cost on projected benefit obligation	24.5	24.1
Expected return on plan assets	(43.8)	(42.3)
Amortization of prior service cost	0.1	—

Net periodic pension (credit)	$(14.9)	$(14.0)

Retiree Health and Life Insurance Benefits
Service cost of benefits earned during the period	$0.4	$0.4
Interest cost on projected benefit obligation	4.8	4.8
Amortization of net actuarial gain	(0.4)	(0.2)

Net periodic postretirement benefit cost	$4.8	$5.0

	Three Months Ended March 31,
	2008	2007
Non-U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned during the period	$1.7	$1.7
Interest cost on projected benefit obligation	5.2	4.6
Expected return on plan assets	(4.2)	(3.7)
Amortization of net actuarial gain	(0.1)	—

Net periodic pension cost	$2.6	$2.6

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 14. PRODUCT WARRANTIES

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. The terms of these warranties vary by product and generally provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for the accrual of product warranties for the first three months of 2008 and 2007:

	2008	2007
Balance at January 1	$17.6	$21.2
Reductions for payments	(5.8)	(7.4)
Current year warranty accruals	6.2	9.3
Preexisting warranty accrual changes	—	(0.5)
Effects of foreign exchange translation	0.4	—

Balance at March 31	$18.4	$22.6

The warranty reserve is recorded as a reduction of sales and accounts receivable.

NOTE 15. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2008	2007
Interest paid	$7.1	$14.6
Income taxes paid, net	$5.3	$6.5

NOTE 16. LITIGATION AND RELATED MATTERS ENVIRONMENTAL MATTERS

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

Effects of Chapter 11

Upon AWI’s emergence from Chapter 11 on October 2, 2006, AWI’s environmental liabilities with respect to properties that AWI does not own or operate (such as formerly owned sites, or landfills to which AWI’s waste was taken) were discharged. Claims brought by a federal or state agency alleging that AWI should reimburse the claimant for money that it spent cleaning up a site which AWI does not own or operate, and claims by private parties, such as other PRPs with respect to sites with multiple PRPs, were discharged upon emergence. Now that it has emerged from Chapter 11, AWI does not have any responsibility for these claims. Environmental obligations with respect to AWI’s subsidiaries and to property that it currently owns or operates have not been discharged.

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

Specific Events

Upon emergence, AWI resolved its environmental liabilities at 45 sites through its Chapter 11 Case. The liabilities at 38 sites were resolved through the global environmental settlement (“Global Settlement”) with the Department of Justice (“DOJ”) and the U.S. Environmental Protection Agency (“EPA”) with respect to CERCLA liability. The Global Settlement, which was approved by the Bankruptcy Court in October 2005 and further amended in July 2007, provided EPA an approved proof of claim in the amount of $9.2 million, which included $7.8 million with respect to the Peterson Puritan site. At one CERCLA site, however, AWI will continue to participate in the cleanup under a previously approved Consent Decree. In addition to the federal claims resolved by the Global Settlement, AWI’s emergence from Chapter 11 also resolved its environmental liabilities with respect to claims asserted by the state and/or private parties at 7 other sites.

AWI is subject to a unilateral order by the Oregon Department of Environmental Quality (“DEQ”) to conduct a remedial investigation and feasibility study and any necessary remedial design and action at its St. Helens, Oregon facility, as well as the adjacent Scappoose Bay. AWI has denied liability for Scappoose Bay, but has cooperated with the DEQ regarding its owned property. Other PRP’s who are not yet subject to orders by the DEQ include former property owners Owens Corning Fiberglass Corporation (“OC”) and Kaiser Gypsum Company, Inc. (“Kaiser”). AWI has entered into an agreement with Kaiser for the sharing of costs and responsibilities with respect to the remedial investigation, feasibility study and remedy selection at the Armstrong property. OC has entered into a settlement with the DEQ, pursuant to which, OC has made a lump sum payment to the DEQ in exchange for contribution protection (including protection against common law and statutory contribution claims by AWI against OC), and a covenant not to sue, all with respect to the Armstrong property. AWI has reached an agreement with the DEQ as to how these funds will be made available to reimburse AWI and Kaiser for a portion of their shared costs of investigation and remediation of the property. AWI has recorded an environmental liability with respect to the investigation and feasibility study for the property we own. During the second quarter of 2007, AWI

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

received a written request from the DEQ to perform investigations in Scappoose Bay. During the third quarter of 2007, the DEQ extended a similar request to both Kaiser and OC. Kaiser has told the DEQ it will conduct the requested investigation. AWI and OC have tentatively indicated that they will cooperate with Kaiser and provide a portion of the funding for the investigation, without waiving any defenses to liability. AWI continues to deny all liability for any contamination of the adjacent bay. We are not currently able to estimate with reasonable certainty any amounts we may incur with respect to the bay, although it is possible that such amounts may be material.

During the first quarter of 2008, we received a Notice and Finding of Violation (“NFV”) from the U.S. EPA, Region 6 and also a Notice of Enforcement from the Texas Commission on Environmental Quality (“TCEQ”), relating to air emissions from our Center, Texas hardwood flooring manufacturing facility. The NFV seeks monetary penalties in the amount of $0.2 million. We will continue to work with the U.S. EPA and TCEQ to resolve these issues.

Summary of Financial Position

Liabilities of $7.4 million and $7.0 million at March 31, 2008 and December 31, 2007, respectively, were for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the condensed consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $2.1 million at March 31, 2008 and December 31, 2007.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 17. SPECIAL CASH DIVIDEND AND STOCK OPTION ADJUSTMENTS

On February 25, 2008, we executed an amendment to our senior credit facility. This amendment (a) permits us to make “Special Distributions,” including dividends (such as the special cash dividend described below) or other distributions (whether in cash, securities or other property) of up to an aggregate of $500 million at any time prior to February 28, 2009, (b) requires that we maintain minimum domestic liquidity of at least $100 million as of March 31, June 30, September 30 and December 31 of each year, which may be comprised of a combination of cash and cash equivalents and undrawn commitments under our revolving credit facility and (c) increases by 0.25% the borrowing margins in the pricing grid set forth in the facility for the revolving credit facility and Term Loan A.

On February 25, 2008, our Board of Directors declared a special cash dividend of $4.50 per common share, payable on March 31, 2008, to shareholders of record on March 11, 2008. This special cash dividend resulted in an aggregate cash payment to our shareholders of $256.4 million. The dividend was recorded as a reduction of retained earnings to the extent that retained earnings were available at the dividend declaration date. Dividends in excess of retained earnings were recorded as a reduction of capital in excess of par value.

Under the terms of the 2006 Long Term Incentive Plan (“the Plan”), the Management Development and Compensation Committee (“the Committee”) of our Board of Directors is required to make equitable adjustments to stock option grants if there is a change in our capital structure. The special cash dividend qualified as a change to our capital structure under the terms of the Plan. We used the Black-Scholes option pricing model to determine the fair value of the awards before and after the special cash dividend, using consistent assumptions for the risk free rate of return, expected term, expected volatility and expected dividend yield. The stock prices used in the before and after calculations were $35.10 (the closing price on March 6, 2008, the day before the ex-dividend date) and $29.37 (the closing price on March 7, 2008, the ex-dividend date), respectively. For all option grants, the fair value of the award before and after the dividend remained the same. Therefore, in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, there was no incremental cost recognized in our financial statements due to these award modifications. The following changes were made to the options outstanding as a result of this change:

	Original Grant Terms		Adjusted Grant Terms
	Number of Shares	Exercise Price	Number of Shares	Exercise Price
Options granted in 2006	1,460,700	$38.42	1,535,781	$29.37
Options granted in 2007	64,100	52.38	64,100	39.88
Options granted in 2008	110,370	34.00	131,904	28.45

NOTE 18. EARNINGS PER SHARE

The difference between the average number of basic and diluted common shares outstanding is due to contingently issuable shares. Earnings per share components may not add due to rounding.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Armstrong World Industries, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries (“the Company”) as of March 31, 2008, and the related condensed consolidated statements of earnings, cash flows and shareholders’ equity for the three month periods ended March 31, 2008 and 2007. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the financial position of Armstrong World Industries, Inc. and subsidiaries as of December 31, 2007, and the results of their operations, cash flows, and shareholders’ equity for the year then ended (not presented herein); and in our report dated February 28, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Philadelphia, Pennsylvania
May 1, 2008

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

OVERVIEW

We are a leading global producer of flooring products and ceiling systems for use primarily in the construction and renovation of residential, commercial and institutional buildings. Through our United States (“U.S.”) operations and U.S. and international subsidiaries, we design, manufacture and sell flooring products (primarily resilient and wood) and ceiling systems (primarily mineral fiber, fiberglass and metal) around the world. We also design, manufacture and sell kitchen and bathroom cabinets in the U.S. As of March 31, 2008 we operated 40 manufacturing plants in 10 countries, including 25 plants located throughout the United States. Through WAVE, our joint venture with Worthington Industries, Inc., we also have an interest in 7 additional plants in 5 countries that produce suspension system (grid) products for our ceiling systems.

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

On December 6, 2000, AWI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to use the court-supervised reorganization process to achieve a resolution of its asbestos liability. Also filing under Chapter 11 were two of AWI’s wholly-owned subsidiaries, Nitram Liquidators, Inc. and Desseaux Corporation of North America, Inc. On October 2, 2006, when all conditions precedent were met, AWI’s court-approved Plan of Reorganization became effective, and AWI emerged from Chapter 11. See Note 2 to the Condensed Consolidated Financial Statements for information on the Chapter 11 Case.

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

Wood Flooring — produces and sources wood flooring products for use in new residential construction and renovation, with some commercial applications in stores, restaurants and high-end offices. The product offering includes pre-finished solid and engineered wood floors in various wood species, and related accessories. Virtually all of our Wood Flooring sales are in North America. Our Wood Flooring products are generally sold to independent wholesale flooring distributors and large home centers. Our products are principally sold under the brand names Bruce®, Hartco®, Robbins®, Timberland®, Armstrong®, HomerWood® and Capella®.

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

See Note 3 to the Condensed Consolidated Financial Statements for additional financial information on our reportable segments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Financial highlights for the first quarter:

			Change is (Unfavorable)
	Three Months Ended March 31,			Excluding Effects of Foreign Exchange Rates
	2008	2007	As Reported
Total Consolidated Net Sales	$828.2	$863.4	(4.1)%	(7.2)%

Operating Income	$38.5	$65.5	(41.2)%	(42.4)%

Net decrease in cash and cash equivalents	$(354.3)	$(4.7)	Unfavorable	Unfavorable

In the first quarter of 2008, sales declined compared to 2007 due to weakness in the Americas residential markets. Lower sales combined with a planned increase in promotional spending to significantly reduce operating income.

•

For Resilient Flooring, sales were negatively impacted by declining volume in Europe and the Americas. Operating income was further reduced by raw material inflation and the timing of European selling, general and administrative (“SG&A”) expenses related to product launches and increases to the sales force, which were only partially offset by improved manufacturing productivity.

•

Wood Flooring sales declines reflect a significant exposure to new residential housing activity and lower renovation activity. The impact of declining volume more than offset the benefit of manufacturing efficiencies on operating income.

•	Building Products delivered modest sales and earnings growth despite expected slowing in the U.S. commercial markets.

•	Cabinets had significant declines in sales and operating income due to lower unit volume. Similar to Wood Flooring, the declines reflect a significant exposure to new residential housing activity.

In the first quarter of 2008, we used more cash than we did in the first quarter of 2007 primarily due to a special cash dividend paid to shareholders and increased investment in working capital.

Factors Affecting Revenues

Markets. We compete in building material markets around the world. The majority of our sales are in North America and Europe. During the first quarter of 2008, these markets experienced the following:

•

According to the U.S. Census Bureau, in the first quarter of 2008, housing starts in the U.S. residential market declined 29.1% compared to the first quarter of 2007 to 1.04 million units, at seasonally adjusted and annualized rates (SAAR). Housing completions in the U.S. decreased by 25.0% in the first quarter of 2008 with approximately 1.3 million units completed (SAAR). The National Association of Realtors indicated that sales of existing homes continued to fall during the first quarter of 2008, and registered a 23.6% decrease during January and February of 2008 compared to the same time period of 2007, to 4.96 million (SAAR).

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

U.S. retail sales through building materials, garden equipment and supply stores (an indicator of home renovation activity) decreased 4.6% in the first quarter of 2008 compared to the first quarter of 2007, according to figures from the U.S. Census Bureau. This reflects the overall weakness in the housing market.

•

According to the U.S. Census Bureau, in nominal dollar terms the rate of growth in the North American commercial market slowed in the first quarter of 2008 with construction completions in the office, healthcare, retail and education segments increasing by approximately 7.5%, 3.9%, 0.7% and 14.0%, respectively.

•	Markets in Western European countries experienced modest growth, while Eastern European markets continued to grow.

•	Growth continued across most Pacific Rim markets.

Quality and Customer Service Issues. Our quality and customer service are critical components of our total value proposition. In the first quarter of 2008, we experienced no significant quality or customer service issues.

Pricing Initiatives. We periodically modify prices in response to changes in costs for raw materials and energy, and to market conditions and the competitive environment. The net impact of these pricing initiatives improved sales in the first quarter of 2008 compared to the first quarter of 2007. The most significant pricing actions were:

•	Resilient Flooring implemented price increases on selected products in March 2008.

•	Wood Flooring had no significant pricing actions in the first quarter of 2008.

•	Building Products announced price increases in both North America and Europe in the first quarter of 2008.

•	Cabinets implemented a February 2008 price increase.

In certain cases, realized price increases are less than the announced price increases because of competitive reactions and changing market conditions.

We estimate pricing actions increased our total consolidated net sales in the first quarter of 2008 compared to the first quarter of 2007 by approximately $16 million.

Mix. Each of our businesses offers a wide assortment of products that are differentiated by style/design and by performance attributes. Pricing for products within the assortment varies according to the level of value they provide. Changes in the relative quantity of products purchased at the different value points can impact year-to-year comparisons of net sales and operating income. We estimate mix changes increased our total consolidated net sales in the first quarter of 2008 compared to the first quarter of 2007 by approximately $12 million.

Factors Affecting Operating Costs

Operating Expenses. Our operating expenses consist of direct production costs (principally raw materials, labor and energy) and manufacturing overhead costs, costs to purchase sourced products and SG&A expenses.

Our largest individual raw material expenditures are for lumber and veneers, PVC resins and plasticizers. Natural gas is also a significant input cost. Fluctuations in the prices of these inputs are generally beyond

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

our control and have a direct impact on our financial results. In the first quarter of 2008 the net impact of these input costs on earnings was approximately $16 million higher than in the same period of 2007.

On-going Cost Improvements. We have an on-going focus on continually improving our cost structure. As a result of our on-going improvement efforts, we have realized significant reductions in our manufacturing conversion costs.

Fresh-Start Reporting. In connection with its emergence from bankruptcy on October 2, 2006, AWI adopted fresh-start reporting. For administrative convenience, we selected September 30, 2006, following the close of business, as the date to adopt fresh-start reporting. See Note 3 to the Consolidated Financial Statements in our 2007 Form 10-K for more information.

Adopting fresh-start reporting resulted in material adjustments to the historical carrying amount of reorganized Armstrong’s assets and liabilities. Certain of these adjustments impacted our statements of earnings for the periods following emergence, through changes in depreciation and amortization, costs for benefit plans, costs for hedging-related activity, inventory-related costs and WAVE expenses. Fresh-start reporting impacted the first quarter of 2008 and all periods in 2007, with the fourth quarter of 2007 and the first quarter of 2008’s impacts being different than the first three quarters of 2007 due to the revisions made to the fresh-start balance sheet based upon filing our federal income tax return in September 2007 (see Note 3 to the Consolidated Financial Statements in our 2007 Form 10-K for more information). Please see “Results of Operations” below for the dollar impact of fresh-start reporting by operating expense type for each period.

Review of Strategic Alternatives. On February 15, 2007, we announced that we had initiated a review of our strategic alternatives. On February 29, 2008, we announced that we have completed the strategic review process after extensive evaluation of alternatives, including a possible sale of our individual businesses and the entire company. The Board of Directors concluded that it is in the best interest of Armstrong and its shareholders to continue to execute our strategic operating plan under our current structure as a publicly traded company. We incurred costs in conjunction with this conclusion of $1.2 million in 2008.

Factors Affecting Cash Flow

Typically, we generate cash in our operating activities. The amount of cash generated in a period is dependent on a number of factors, including the amount of operating profit generated, the amount of working capital (such as inventory, receivables and payables) required to operate our businesses and investments in property, plant & equipment and computer software (“PP&E”).

During the first three months of 2008, our cash and cash equivalents decreased by $354.3 million. This was primarily due to a special cash dividend paid to shareholders and increased investment in working capital. Cash and cash equivalents decreased $4.7 million for the first three months of 2007. See Financial Condition and Liquidity for further discussion.

Employee Relations

As of March 31, 2008, we had approximately 12,800 full-time and part-time employees worldwide, compared to approximately 12,900 employees as of December 31, 2007. On December 31, 2007 the labor contract covering approximately 140 production employees at our Montreal resilient flooring plant expired. Management and labor are presently negotiating, and management does not believe a work stoppage is likely. As of the date of this filing, no other employees are working under expired contracts.

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

2008 COMPARED TO 2007

CONSOLIDATED RESULTS

	Three Months Ended March 31,		Change is Favorable/(Unfavorable)
	2008	2007	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Net Sales:
Americas	$587.7	$645.1	(8.9)%	(9.8)%
Europe	202.2	184.3	9.7%	(0.2)%
Pacific Rim	38.3	34.0	12.6%	2.2%

Total Consolidated Net Sales	$828.2	$863.4	(4.1)%	(7.2)%
Operating Income	$38.5	$65.5	(41.2)%	(42.4)%

(1)	Excludes favorable foreign exchange effect in translation of $28.0 million on net sales and $1.2 million on operating income.

Consolidated net sales excluding the translation effect of changes in foreign exchange rates declined 7%. Significant volume declines more than offset modest improvements in price realization (approximately $16 million, as described previously in “Pricing Initiatives”) and in an improved mix of higher value products.

Net sales in the Americas declined nearly 10%. Volume declined across all the businesses. The mix of products sold in Building Products and Resilient Flooring improved, and both segments also realized price increases.

Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets were flat with price realization offsetting volume declines.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim increased $1 million on volume growth and improved product mix.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

2008 and 2007 operating expenses were impacted by several significant items. The significant items, which impacted cost of goods sold (“COGS”), SG&A and restructuring charges, include:

Increase / (Reduction) in Expenses

Item	Where Reported	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Fresh-Start:
Impact on hedging-related activity	COGS	—	$(2.2)
Change in depreciation and amortization	COGS	$2.0	—
Change in depreciation and amortization	SG&A	0.3	—

Other Significant Items:
Cost reduction initiatives expenses (1)	SG&A	4.6	—
Chapter 11 related post-emergence (income) expenses, net	SG&A	(1.3)	2.4
Review of strategic alternatives	SG&A	1.2	0.3
Cost reduction initiatives expenses	Restructuring	0.8	0.1

(1)	Represents costs for corporate severances, partially offset by related reductions in stock compensation expense

Cost of goods sold in 2008 was 77.4% of net sales, compared to 76.7% in 2007. This increase was the result of lower volumes (primarily in the Americas) and higher raw material inflation (primarily in the Resilient Flooring business). These factors more than offset higher selling prices and better manufacturing performance across most segments. In addition, cost of goods sold in 2008 and 2007 were impacted by the items detailed in the above table.

SG&A expenses in 2008 were $160.7 million, or 19.4% of net sales, compared to $146.6 million, or 17.0% of net sales, in 2007. The increase was primarily due to the timing of promotional spending for Wood Flooring and of product introduction expense and increases to the sales force in European Resilient Flooring, partially offset by lower compensation expenses in unallocated corporate expense. In addition, 2008 and 2007 SG&A expenses were impacted by the items detailed in the above table.

Equity earnings, primarily from our WAVE joint venture, were $13.2 million in 2008, as compared to $10.6 million in 2007. See Note 7 for further information.

We recorded operating income of $38.5 million in 2008, compared to operating income of $65.5 million in 2007.

Interest expense was $8.4 million in 2008, compared to $16.5 million in 2007, primarily due to lower debt balances.

Income tax expense was $19.0 million and $20.8 million for the first quarter of 2008 and 2007, respectively. The effective tax rate for 2008 was 55.7% as compared to a rate of 40.4% for 2007. The effective tax rate for 2008 was higher than 2007 due to unbenefitted foreign losses, interest on uncertain tax positions and the settlement of a foreign tax audit. In addition, the completion of the strategic review process during 2008 resulted in a tax benefit in 2008 for costs associated with the process that were incurred in 2007. This tax benefit partially offsets the above increases in the 2008 effective tax rate.

Net earnings of $15.2 million for 2008 compared to net earnings of $26.0 million in 2007.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

REPORTABLE SEGMENT RESULTS

Resilient Flooring

	Three Months Ended March 31,		Change is Favorable/(Unfavorable)
	2008	2007	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Net Sales:
Americas	$193.5	$197.1	(1.8)%	(3.0)%
Europe	83.0	78.0	6.4%	(4.1)%
Pacific Rim	16.2	15.5	4.5%	(5.4)%

Total Consolidated Net Sales	$292.7	$290.6	0.7%	(3.4)%
Operating (Loss) Income	$(7.2)	$10.8	Unfavorable	Unfavorable

(1)	Excludes favorable foreign exchange effect in translation of $12.4 million on net sales and an unfavorable impact of $0.1 million on operating income.

Net sales in the Americas declined $3.6 million. Volume declined at a high-single digit rate primarily due to weakness in residential products. Pricing and product mix each were modestly positive.

Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets decreased $3.4 million due to lower volume.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim were $0.9 million below the prior year, primarily due to lower volume.

Operating income decreased significantly due to lower sales volume and higher European SG&A expenses. The increased European SG&A expenses were primarily to support new product introductions and from negative cost synergies related to the 2007 divestiture of the textiles and sports flooring business. In addition, both 2008 and 2007 operating profit were impacted by previously described items as detailed in the following table.

Increase / (Reduction) in Expenses

Item	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Fresh-Start:
Impact on hedging-related activity	—	$(0.5)
Change in depreciation and amortization	$0.8	—

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Wood Flooring

	Three Months Ended March 31,		Change is (Unfavorable)
	2008	2007
Total Segment Net Sales(1)	$160.3	$199.2	(19.5)%
Operating Income	$2.5	$8.4	(70.2)%

(1)	Virtually all Wood Flooring products are sold in the Americas, primarily in the U.S.

Net sales decreased by $38.9 million due to lower volume driven by continued declines in the residential housing market.

Operating income declined $5.9 million as lower sales volume and increased promotional expense more than offset improved manufacturing productivity. In addition, 2008 operating profit was impacted by previously described items as detailed in the following table.

Increase / (Reduction) in Expenses

Item	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Fresh-Start:
Change in depreciation and amortization	$0.3	—

Building Products

	Three Months Ended March 31,		Change is Favorable/(Unfavorable)
	2008	2007	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Net Sales:
Americas	$189.8	$189.1	0.4%	(1.1)%
Europe	119.2	106.3	12.1%	2.7%
Pacific Rim	22.1	18.5	19.5%	8.5%

Total Consolidated Net Sales	$331.1	$313.9	5.5%	0.8%
Operating Income	$55.0	$53.7	2.4%	0.2%

(1)	Excludes favorable foreign exchange effect in translation of $14.6 million on net sales and $1.2 million on operating income.

Net sales in the Americas were approximately flat. Mid-single digit volume declines in commercial products and double-digit volume declines in residential products were offset by price increases across the majority of channels and a more favorable mix of products. The improved product mix reflects a continued focus on developing and marketing high value products which satisfies today’s design trends and higher acoustical performance needs.

Excluding the translation effect of changes in foreign exchange rates, net sales in Europe grew by $3.0 million. The sales improvement was primarily due to improved pricing.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim grew $1.7 million on sales growth in India, Australia and China.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Operating income was approximately flat. Sales growth and improved manufacturing productivity were largely offset by inflation in direct production costs. Increased SG&A expense was offset by higher income from WAVE. In addition, 2008 and 2007 operating profit were impacted by previously described items as detailed in the following table.

Increase / (Reduction) in Expenses

Item	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Fresh-Start:
Impact on hedging-related activity	—	$(1.7)
Change in depreciation and amortization	$1.0	—

Other Significant Items:
Cost reduction initiatives expenses	—	0.1

Cabinets

	Three Months Ended March 31,		Change is (Unfavorable)
	2008	2007
Total Segment Net Sales(1)	$44.1	$59.7	(26.1)%
Operating (Loss) Income	$(3.7)	$0.9	Unfavorable

(1)	All Cabinets products are sold in the Americas, primarily in the U.S.

Net sales declined $15.6 million on significant volume declines related to further deterioration in the U.S. housing market.

An operating loss of $3.7 million was primarily due to the decline in sales.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Unallocated Corporate

Unallocated corporate expense of $8.1 million in the first quarter was roughly level with the prior year. Lower compensation expense was offset by the previously described items as detailed in the following table.

Increase / (Reduction) in Expenses

Item	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Fresh-Start:
Change in depreciation and amortization	$0.2	—

Other Significant Items:
Cost reduction initiatives expenses (1)	5.4	—
Chapter 11 related post-emergence (income) expenses, net	(1.3)	$2.4
Review of strategic alternatives	1.2	0.3

(1)	Represents costs for corporate severances, partially offset by related reductions in stock compensation expense, and restructuring costs

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

As shown on the Condensed Consolidated Statements of Cash Flows, our cash and cash equivalents balance decreased by $354.3 million in the first three months of 2008, compared to a $4.7 million decrease in the first three months of 2007.

Operating activities in the first quarter of 2008 used $82.1 million of cash. This was due to increases in accounts receivable of $27.1 million (because March 2008 sales were greater than December 2007 sales) and increases in inventory levels of $35.8 million, primarily for Resilient Flooring and Wood Flooring. Also, accounts payable levels were reduced due to reduced activity levels and accrued expenses were reduced primarily due to the payment of incentive accruals during the quarter. Operating activities in the first quarter of 2007 provided $7.0 million of cash. This was primarily due to a special dividend from WAVE of $50.0 million partially offset by increases of $46.8 million in accounts receivable levels due to greater sales in March 2007 than in December 2006.

Net cash used for investing activities was $14.1 million for the first quarter of 2008, compared to $19.5 million used in 2007. The change was due to lower capital expenditures.

Net cash used for financing activities was $261.2 million for the first quarter of 2008, compared to $6.9 million provided during the first quarter of 2007. The change was primarily due to a special cash dividend payment of $256.4 million made during the first quarter of 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Balance Sheet and Liquidity

Changes in significant balance sheet accounts and groups of accounts from December 31, 2007 to March 31, 2008 are as follows:

	March 31, 2008	December 31, 2007	(Decrease)/ Increase
Cash and cash equivalents	$160.0	$514.3	$(354.3)
Current assets, excluding cash and cash equivalents	1,079.5	986.7	92.8

Total current assets	$1,239.5	$1,501.0	$(261.5)

Cash and cash equivalents decreased by $354.3 million during the quarter (see “Cash Flow”). The increase in current assets, excluding cash and cash equivalents, was due to higher accounts receivable because of greater sales in March 2008 than in December 2007, and higher inventory levels at both Resilient Flooring and Wood Flooring.

	March 31, 2008	December 31, 2007	(Decrease)
Property, plant and equipment, net	$1,009.3	$1,012.8	$(3.5)

The change was primarily due to depreciation of $33.1 million, partially offset by capital expenditures of $13.7 million and the effects of foreign currency translation of approximately $16 million.

Liquidity

Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal needs. On October 2, 2006, Armstrong executed a $1.1 billion senior credit facility arranged by Banc of America Securities LLC, J.P. Morgan Securities, Inc., and Barclays Capital. This facility was made up of a $300 million revolving credit facility (with a $150 million sublimit for letters of credit), a $300 million Term Loan A, and a $500 million Term Loan B. There were no outstanding borrowings under the revolving credit facility, but $54.8 million in letters of credit were outstanding as of March 31, 2008 and, as a result, availability under the revolving credit facility was $245.2 million.

On February 25, 2008, we executed an amendment to our senior credit facility. This amendment (a) permits us to make “Special Distributions,” including dividends (such as the special cash dividend described below) or other distributions (whether in cash, securities or other property) of up to an aggregate of $500 million at any time prior to February 28, 2009, (b) requires that we maintain minimum domestic liquidity of at least $100 million as of March 31, June 30, September 30 and December 31 of each year, which may be comprised of a combination of cash and cash equivalents and undrawn commitments under our revolving credit facility and (c) increases by 0.25% the borrowing margins in the pricing grid set forth in the facility for the revolving credit facility and Term Loan A.

In addition to the minimum domestic liquidity covenant, our credit facility contains two other financial covenants: minimum Interest Coverage and maximum Indebtedness to EBITDA (Earnings Before Interest Taxes and Depreciation). Management believes that the likelihood of default under these covenants is remote. Fully borrowing under our revolving credit facility, provided we maintain minimum domestic liquidity of $100 million, would not violate these covenants.

On February 25, 2008, our Board of Directors declared a special cash dividend of $4.50 per common share, payable on March 31, 2008, to shareholders of record on March 11, 2008. This special cash dividend resulted in an aggregate payment to our shareholders of $256.4 million.

On March 31, 2008, we also had outstanding letters of credit totaling $11.9 million arranged with another bank. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary. We also have several commercial letters of credit whereby vendors are paid directly via the letter of credit.

Our foreign subsidiaries had available lines of credit totaling $45.6 million, of which $6.5 million was used as of March 31, 2008, leaving $39.1 million of unused lines of credit available for foreign borrowings. However, these lines of credit are uncommitted, and poor operating results or credit concerns at the related foreign subsidiaries could result in the lines being withdrawn by the lenders. We have been able to maintain and, as needed, replace credit facilities to support our foreign operations.

We believe that cash on hand and generated from operations, together with lines of credit and the availability under the $300 million revolving credit facility, will be adequate to address our foreseeable liquidity needs in the normal course of business operations and for scheduled payments of debt obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2007 Form 10-K filing. There have been no significant changes in our financial instruments or market risk exposures from the amounts and descriptions disclosed therein.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 16 of the Condensed Consolidated Financial Statements for a full description of our legal proceedings.

Item 1A.	Risk Factors

See page 3 for our “Risk Factors” discussion. There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of our 2007 Form 10-K.

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
No. 2	Armstrong World Industries, Inc.’s Fourth Amended Plan of Reorganization, as amended by modifications through May 23, 2006 is incorporated by reference from the 2005 Annual Report on Form 10-K wherein it appeared as Exhibit 2.3.

No. 3.1	Amended and Restated Certificate of Incorporation of Armstrong World Industries, Inc. is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 3.1.

No. 3.2	Armstrong World Industries, Inc.’s Bylaws are incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein they appeared as Exhibit 3.2.

No. 4	Armstrong World Industries, Inc.’s Retirement Savings and Stock Ownership Plan effective as of October 1, 1996, as amended April 12, 2001 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, wherein it appeared as Exhibit 4. * (SEC File No. 1-2116)

No. 10.1	Directors’ Retirement Income Plan, as amended, is incorporated by reference from the 1996 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(c). * (SEC File No. 1-2116)

No. 10.2	Management Achievement Plan for Key Executives, effective as of November 28, 1983, as amended April 30, 2007, is incorporated by reference from the 2007 Annual Report on Form 10-K wherein it appeared as Exhibit 10.2.*

No. 10.3	Retirement Benefit Equity Plan, effective January 1, 2005, as amended October 29, 2007, is incorporated by reference from the 2007 Annual Report on Form 10-K wherein it appeared as Exhibit 10.3.*

No. 10.4	Form of Change in Control Agreement with certain officers is incorporated by reference from the 2000 Annual Report on Form 10-K wherein it appears as Exhibit 10(iii)(k). * (SEC File No. 1-2116)

No. 10.5	Change in Control Agreement with Michael D. Lockhart, dated August 7, 2000 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, wherein it appeared as Exhibit 10(e). * (SEC File No. 000- 50408)

No. 10.6	Form of Indemnification Agreement among Armstrong Holdings, Inc., Armstrong World Industries, Inc. and certain directors and officers is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, wherein it appeared as Exhibit 10(iii)(a). * (SEC File No. 000-50408)

No. 10.7	Form of Indemnification Agreement among Armstrong Holdings, Inc., Armstrong World Industries, Inc. and certain directors is incorporated by reference from the 2003 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(q). * (SEC File No. 000-50408)

No. 10.8	Form of Indemnification Agreement among Armstrong Holdings, Inc., Armstrong World Industries, Inc. and certain directors is incorporated by reference from the 2001 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(s). * (SEC File No. 000- 50406)

No. 10.9	Bonus Replacement Retirement Plan, effective as of January 1, 1998, as amended January 1, 2007, is incorporated by reference from the 2007 Annual Report on Form 10-K wherein it appeared as Exhibit 10.9.*

No. 10.10	Employment Agreement with Michael D. Lockhart dated August 7, 2000 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(a). * (SEC File No. 000-50408)

No. 10.11	Amendment to August 7, 2000 Employment Agreement with Michael D. Lockhart is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, wherein it appeared as Exhibit 10. * (SEC File No. 000-50408)

No. 10.12	Hiring Agreement with F. Nicholas Grasberger III dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K on January 6, 2005, wherein it appeared as Exhibit 10.1. *

No. 10.13	Change in Control Agreement with F. Nicholas Grasberger III dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K on January 6, 2005, wherein it appeared as Exhibit 10.2. *

No. 10.14	Indemnification Agreement with F. Nicholas Grasberger III dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K on January 6, 2005, wherein it appeared as Exhibit 10.3. *

No. 10.15	Armstrong World Industries, Inc.’s Nonqualified Deferred Compensation Plan effective January 2005 is incorporated by reference from the 2005 Annual Report on Form 10-K wherein it appeared as Exhibit 10.29. *

No. 10.16	Schedule of Armstrong World Industries, Inc. Nonemployee Director Compensation is incorporated by reference from the 2006 Annual Report on Form 10-K wherein it appeared as Exhibit 10.19. *

No. 10.17	Order of the U.S. District Court dated January 26, 2006, and related Armstrong World Industries, Inc.’s Motion for an Order Authorizing and Approving Continued Cash Retention Program for Key Employees, is incorporated by reference from the Current Report filed on Form 8-K/A on February 2, 2006, wherein it appeared as Exhibit 99.1 *

No. 10.18	Form of Long-Term Incentive Plan 2006 award letter regarding executive participation in the 1999 Long-Term Incentive Plan is incorporated by reference from the 2005 Annual Report on Form 10-K wherein it appeared as Exhibit 10.37. *

No. 10.19	Change in Control Agreement with Donald A. McCunniff dated March 13, 2006 is incorporated by reference from the Current Report filed on Form 8-K on March 14, 2006, wherein it appeared as Exhibit 10.1. *

No. 10.20	Indemnification Agreement with Donald A. McCunniff dated March 13, 2006 is incorporated by reference from the Current Report filed on Form 8-K on March 14, 2006, wherein it appeared as Exhibit 10.2. *

No. 10.21	Credit Agreement, dated as of October 2, 2006, by and among the Company, certain subsidiaries of the Company as guarantors, Bank of America, N.A., as Administrative Agent, the other lenders party thereto, JP Morgan Chase Bank, N.A. and Barclays Bank PLC, as Co-Syndication Agents and LaSalle Bank National Association and the Bank of Nova Scotia, as Co-Documentation Agents, is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.1.

No. 10.22	The Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust Agreement dated as of October 2, 2006, by and among Armstrong World Industries, Inc. and, as trustees, Anne M. Ferazzi, Harry Huge, Paul A. Knuti, Lewis R. Sifford and Thomas M. Tully is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.2.

No. 10.23	Stockholder and Registration Rights Agreement, dated as of October 2, 2006, by and between Armstrong World Industries, Inc. and the Armstrong World Industries, Inc. Asbestos Personal Injury Asbestos Trust is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.3.

No. 10.24	Armstrong World Industries, Inc. 2006 Long-Term Incentive Plan is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.4.*

No. 10.25	Form of Armstrong World Industries, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.5. *

No. 10.26	Form of Armstrong World Industries, Inc. 2006 Long-Term Incentive Plan Restricted Stock Award Agreement is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.6. *

No. 10.27	Form of Armstrong World Industries, Inc. 2006 Long-Term Incentive Plan notice of restricted stock and/or option award is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.7. *

No. 10.28	Form of Indemnification Agreement for directors and officers of Armstrong World Industries, Inc. is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.8. * A Schedule of Participating Directors and Officers is incorporated by reference from the 2006 Annual Report on Form 10-K wherein it appeared as Exhibit 10.33.

No. 10.29	2006 Director Phantom Stock Unit Plan is incorporated by reference from the Current Report on Form 8-K dated October 23, 2006, wherein it appeared as Exhibit 10.1. *

No. 10.30	2006 Director Phantom Stock Unit Agreement is incorporated by reference from the Current Report on Form 8-K dated October 23, 2006, wherein it appeared as Exhibit 10.3. A Schedule of Participating Directors is incorporated by reference from the 2006 Annual Report on Form 10-K wherein it appeared as Exhibit 10.36. *

No. 10.31	2007 Award under the 2006 Director Phantom Stock Unit Agreement and the Schedule of Participating Directors are incorporated by reference from the Current Report on Form 8-K dated October 22, 2007, wherein they appeared as Exhibits 10.1 and 10.2, respectively. *

No. 10.32	Stipulation and Agreement with Respect to Claims of Armstrong Holdings, Inc. and Armstrong Worldwide, Inc.; and Motion for Order Approving Stipulation and Agreement are incorporated by reference from the Current Report on Form 8-K dated February 26, 2007, wherein they appeared as Exhibits 99.2 and 99.3, respectively.

No. 10.33	Share Purchase Agreement dated March 27, 2007, between the Company and NPM Capital N.V. and Flagstone Beheer B.V. for the sale of Tapijtfabriek H. Desseaux N.V. and its subsidiaries is incorporated by reference from the 2006 Annual Report on Form 10-K wherein it appeared as Exhibit 10.38.

No. 10.34	Form of Armstrong World Industries, Inc. grant letter used in connection with the equity grant of stock options and performance restricted shares under the 2006 Long-Term Incentive Plan to Michael D. Lockhart is incorporated by reference from the 2007 Annual Report on Form 10-K wherein it appeared as Exhibit 10.34.*

No. 10.35	Form of Armstrong World Industries, Inc. grant letter used in connection with awards of restricted stock under the 2006 Long-Term Incentive Plan is incorporated by reference from the 2007 Annual Report on Form 10-K wherein it appeared as Exhibit 10.35.*

No. 10.36	Amendment No. 1, dated February 25, 2008, to the Credit Agreement, dated October 2, 2006, by and among the Company, certain subsidiaries of the Company as guarantors, Bank of America, N.A., as Administrative Agent, the other lenders party thereto, JP Morgan Chase Bank, N.A. and Barclays Bank PLC, as Co-Syndication Agents and LaSalle Bank National Association and the Bank of Nova Scotia, as Co-Documentation Agents, is incorporated by reference from the 2007 Annual Report on Form 10-K wherein it appeared as Exhibit 10.36.

No. 10.37	Form of Armstrong World Industries, Inc. grant letter used in connection with award of stock options under the 2006 Long-Term Incentive Plan is filed with this Report.*

No. 15	Awareness Letter from Independent Registered Public Accounting Firm.

No. 31.1	Certification of Principal Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 31.2	Certification of Principal Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

No. 32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

*	Management Contract or Compensatory Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Armstrong World Industries, Inc.

By:	/s/ F. Nicholas Grasberger III
F. Nicholas Grasberger III, Senior Vice President and Chief Financial Officer

By:	/s/ John N. Rigas
John N. Rigas, Senior Vice President and General Counsel

By:	/s/ William C. Rodruan
William C. Rodruan, Vice President and Controller (Principal Accounting Officer)

Date: May 1, 2008

EXHIBIT INDEX

No. 10.37	Form of Armstrong World Industries, Inc. grant letter used in connection with award of stock options under the 2006 Long-Term Incentive Plan.

No. 15	Awareness Letter from Independent Registered Public Accounting Firm.

No. 31.1	Certification of Principal Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 31.2	Certification of Principal Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

No. 32.2	Certification of Chief Financial Officer required by Rule 13a and18 U.S.C. Section 1350 (furnished herewith).