Form 10-Q
period 2008-06-30
ARMSTRONG WORLD INDUSTRIES INC
filed 2008-07-30
CIK 7431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ______________
ARMSTRONG WORLD INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	1-2116	23-0366390

(State or other jurisdiction of	Commission file	(I.R.S. Employer
incorporation or organization)	number	Identification No.)

P. O. Box 3001, Lancaster, Pennsylvania		17604

(Address of principal executive offices)		(Zip Code)
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
     Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
     Yes ☑ No ☐
Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of July 24, 2008 – 57,117,637

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
Any of our forward-looking statements may turn out to be wrong. Our actual future results, or our ability to pay any dividend or take any particular corporate action, may differ materially. Forward-looking statements involve risks and uncertainties (such as those discussed in the Risk Factors section below) because they relate to events and depend on circumstances that may or may not occur in the future. We undertake no obligation beyond what is required under applicable securities law to update any forward-looking statement.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Statements of Earnings
(amounts in millions, except per share data)
Unaudited

	Three	Three
	Months	Months	Six Months	Six Months
	Ended June	Ended June	Ended June	Ended June
	30, 2008	30, 2007	30, 2008	30, 2007
Net sales	$926.8	$920.6	$1,755.0	$1,784.0
Cost of goods sold	701.6	687.2	1,343.9	1,349.0

Gross profit	225.2	233.4	411.1	435.0

Selling, general and administrative expenses	147.0	151.1	306.8	297.7
Restructuring charges, net	—	—	0.8	0.1
Equity earnings from joint ventures	(18.5)	(11.9)	(31.7)	(22.5)

Operating income	96.7	94.2	135.2	159.7

Interest expense	7.8	14.3	16.2	30.8
Other non-operating expense	0.1	0.3	0.4	0.8
Other non-operating (income)	(2.1)	(5.0)	(6.4)	(8.0)
Chapter 11 reorganization costs, net	—	0.1	—	0.1

Earnings from continuing operations before income taxes	90.9	84.5	125.0	136.0

Income tax expense	38.5	31.8	57.5	52.6

Earnings from continuing operations	52.4	52.7	67.5	83.4

(Loss) earnings from discontinued operations, net of income tax of $0.0, $0.0, $0.4 and $0.3	—	(1.1)	0.1	(5.8)

Net earnings	$52.4	$51.6	$67.6	$77.6

Earnings per share of common stock, continuing operations:
Basic	$0.93	$0.94	$1.20	$1.49
Diluted	$0.91	$0.93	$1.18	$1.48

(Loss) per share of common stock, discontinued operations:
Basic	$—	$(0.02)	$—	$(0.10)
Diluted	$—	$(0.02)	$—	$(0.10)

Net earnings per share of common stock:
Basic	$0.93	$0.92	$1.20	$1.39
Diluted	$0.91	$0.91	$1.18	$1.38

Average number of common shares outstanding:
Basic	56.4	55.9	56.3	55.8
Diluted	57.3	56.5	57.2	56.4
See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in millions, except share data)

	Unaudited
	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$240.2	$514.3
Accounts and notes receivable, net	364.9	300.7
Inventories, net	580.5	543.5
Deferred income taxes	43.5	43.5
Income tax receivable	25.3	25.3
Other current assets	79.9	63.2

Total current assets	1,334.3	1,490.5

Property, plant and equipment, less accumulated depreciation and amortization of $228.7 and $158.9, respectively	994.0	1,012.8

Prepaid pension costs	742.9	708.0
Investment in affiliates	237.3	232.6
Intangible assets, net	679.7	686.5
Deferred income taxes	384.2	424.5
Other noncurrent assets	88.0	84.5

Total assets	$4,460.4	$4,639.4

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$8.8	$3.9
Current installments of long-term debt	30.0	24.7
Accounts payable and accrued expenses	380.3	428.2
Income tax payable	15.5	0.5
Deferred income taxes	29.5	29.5

Total current liabilities	464.1	486.8

Long-term debt, less current installments	477.2	485.8
Postretirement and postemployment benefit liabilities	314.6	318.6
Pension benefit liabilities	217.5	205.5
Other long-term liabilities	65.7	67.8
Income taxes payable	162.5	159.4
Deferred income taxes	470.0	471.4
Minority interest in subsidiaries	7.0	6.9

Total noncurrent liabilities	1,714.5	1,715.4
Shareholders’ equity:
Common stock, $0.01 par value per share, authorized 200 million shares; issued 57,122,028 shares and 56,828,754 shares, respectively	0.6	0.6
Capital in excess of par value	2,020.9	2,112.6
Retained earnings	53.3	147.5
Accumulated other comprehensive income	207.0	176.5

Total shareholders’ equity	2,281.8	2,437.2

Total liabilities and shareholders’ equity	$4,460.4	$4,639.4

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(amounts in millions)
Unaudited

	Six Months Ended		Six Months Ended
	June 30, 2008		June 30, 2007
Common stock:
Balance at beginning of year and June 30	$0.6		$0.6

Capital in excess of par value:
Balance at beginning of year	$2,112.6		$2,099.8
Share-based employee compensation	3.7		6.2
Dividends in excess of retained earnings	(95.4)		—

Balance at June 30	$2,020.9		$2,106.0

Retained earnings:
Balance at beginning of year	$147.5		$2.2
Net earnings for period	67.6	$67.6	77.6	$77.6
Dividends	(161.8)		—

Balance at June 30	$53.3		$79.8

Accumulated other comprehensive income:
Balance at beginning of year	$176.5		$62.1
Foreign currency translation adjustments	13.9		11.7
Derivative gain (loss), net	15.3		(3.7)
Pension and postretirement adjustments	1.3		—

Total other comprehensive income	30.5	30.5	8.0	8.0

Balance at June 30	$207.0		$70.1

Comprehensive income		$98.1		$85.6

Total shareholders’ equity	$2,281.8		$2,256.5

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(amounts in millions)
Unaudited

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$67.6	$77.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	74.6	67.2
Deferred income taxes	29.5	45.2
Share-based compensation	3.7	6.2
Equity earnings from affiliates, net	(31.7)	(22.5)
Distributions from equity affiliates	27.0	90.5
Cash effect of hedging activities	(1.5)	(1.5)
Changes in operating assets and liabilities:
Receivables	(55.1)	(56.9)
Inventories	(26.4)	0.3
Other current assets	1.9	(13.1)
Other noncurrent assets	(33.0)	(29.4)
Accounts payable and accrued expenses	(49.2)	7.7
Income taxes payable	17.8	21.0
Other long-term liabilities	(9.6)	(15.0)
Cash distributed under the POR	(2.6)	(13.9)
Other, net	1.3	0.2

Net cash provided by operating activities	14.3	163.6

Cash flow from investing activities:
Purchases of property, plant and equipment and computer software	(32.4)	(39.4)
Acquisitions	(0.8)	—
Divestitures	—	53.4
Proceeds from the sale of assets	—	2.2

Net cash (used for) provided by investing activities	(33.2)	16.2

Cash flows from financing activities:
Increase (decrease) in short-term debt, net	4.3	(1.2)
Issuance of long-term debt	4.9	—
Payments of long-term debt	(8.9)	(103.0)
Financing costs	(2.6)	—
Special dividend paid	(256.4)	—

Net cash (used for) financing activities	(258.7)	(104.2)

Effect of exchange rate changes on cash and cash equivalents	3.5	7.1

Net (decrease) increase in cash and cash equivalents	(274.1)	82.7
Cash and cash equivalents at beginning of year	514.3	263.8

Cash and cash equivalents at end of period	$240.2	$346.5

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
Our policy is to record distributions from equity investments using the equity in earnings method and report returns on investments as cash flows from operating activities. Accordingly, ”Distributions from equity affiliates” in the 2007 Condensed Consolidated Statements of Cash Flows was reclassified from cash flows from investing activities to cash flows from operating activities. The amount reclassified was $90.5 million in the six months ended June 30, 2007. In addition, certain amounts in the Condensed Consolidated Statements of Earnings were reclassified from selling, general and administrative expenses to cost of goods sold. The amount reclassified was $0.6 million in the three months ended June 30, 2007 and $1.1 million in the six months ended June 30, 2007. We also reclassified $10.5 million in the December 31, 2007 Condensed Consolidated Balance Sheet from “Accounts payable and accrued expenses” to “Accounts and notes, receivable, net.” This reclassification also resulted in a reclassification of $1.7 million in the 2007 Condensed Consolidated Statement of Cash Flows from changes in accounts payable and accrued expenses to changes in receivables.
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

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
Operating results for the second quarter and first six months of 2008 and the corresponding periods of 2007 included in this report are unaudited. However, these Condensed Consolidated Financial Statements have been reviewed by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) for a limited review of interim financial information.
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
Resolution of Disputed Claims
All claims in AWI’s Chapter 11 case that remained open as of the end of 2007 have been resolved and closed. In February 2008 AWI made a final distribution to general unsecured creditors of AWI under the POR. The only potential distributions remaining are for creditors who have not provided required information to AWI. Those claimants have until October 2008 to provide the needed information. AWI will seek Bankruptcy Court approval to close the estate and expects to close the estate in September 2008.
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
Deadlines under the Joint Plan for claimants to file claims based on rejected executory contracts or unexpired leases, for administrative claims and for final fee applications passed in January 2008. Pending objections to certain claims are expected to be addressed by the Court in coming months. An initial distribution to unsecured creditors was made in the first quarter of 2008. A final distribution is expected in these cases in September 2008, and we will seek Bankruptcy Court approval to close both estates. After all assets in the bankruptcy estate (other than insurance assets available to personal injury claimants) have been distributed, Nitram and Desseaux will be dissolved.
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
NOTE 3. SEGMENT RESULTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net sales to external customers	2008	2007	2008	2007
Resilient Flooring	$343.9	$322.9	$636.6	$613.5
Wood Flooring	168.8	211.7	329.1	410.9
Building Products	365.2	322.1	696.3	636.0
Cabinets	48.9	63.9	93.0	123.6

Total sales to external customers	$926.8	$920.6	$1,755.0	$1,784.0

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Segment operating income (loss)	2008	2007	2008	2007
Resilient Flooring	$14.6	$20.9	$7.4	$31.7
Wood Flooring	12.4	21.7	14.9	30.1
Building Products	70.9	58.8	125.9	112.5
Cabinets	0.9	4.4	(2.8)	5.3
Unallocated Corporate (expense)	(2.1)	(11.6)	(10.2)	(19.9)

Total consolidated operating income	$96.7	$94.2	$135.2	$159.7

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Total consolidated operating income	$96.7	$94.2	$135.2	$159.7
Interest expense	7.8	14.3	16.2	30.8
Other non-operating expense	0.1	0.3	0.4	0.8
Other non-operating income	(2.1)	(5.0)	(6.4)	(8.0)
Chapter 11 reorganization costs, net	—	0.1	—	0.1

Earnings from continuing operations before income taxes	$90.9	$84.5	$125.0	$136.0

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)

	June 30,	December
Segment assets	2008	31, 2007
Resilient Flooring	$778.0	$734.8
Wood Flooring	527.4	509.7
Building Products	1,150.9	1,129.2
Cabinets	78.5	82.5

Total segment assets	2,534.8	2,456.2
Assets not assigned to segments	1,925.6	2,183.2

Total consolidated assets	$4,460.4	$4,639.4

NOTE 4. ACQUISITIONS
On February 18, 2008 we acquired the assets of Bowmans Australia Pty Ltd. to complement our Australian Building Products business for total consideration of $0.8 million. The allocation of the purchase price to the fair value of tangible and identifiable intangible assets acquired has been completed.
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
On March 27, 2007, we entered into an agreement to sell Tapijtfabriek H. Desseaux N.V. and its subsidiaries — the principal operating companies in our European Textile and Sports Flooring business. These companies were first classified as discontinued operations at October 2, 2006 when they met the criteria of FAS 144. The sale transaction was completed in April 2007 and total proceeds of $58.8 million have been received to-date. Certain additional post completion adjustments specified in the agreement are currently subject to dispute by the parties. We are claiming $8.1 million and, as such, have recorded a receivable related to the estimated amount of these adjustments that is classified in the June 30, 2008 Condensed Consolidated Balance Sheet as part of “Other current assets.” The matter has been referred to an independent expert for a final and binding determination. We expect a conclusion to this matter in the third quarter of 2008.
The segment results in Note 3 exclude the amounts related to discontinued operations. The Condensed Consolidated Statements of Cash Flows do not separately report the cash flows of the discontinued operations, as these cash flows were not material to any cash flow category.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
Net sales, pre-tax loss and net loss from discontinued operations of Tapijtfabriek H. Desseaux N.V. and its subsidiaries are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$—	$—	$—	$59.8

Pre-tax (loss) from discontinued operations	—	—	—	$(1.4)
(Loss) on expected disposal of discontinued operations	—	$(1.1)	$(0.5)	(4.1)
Income tax (expense)	—	—	—	(0.3)

Net (loss) from discontinued operations	$—	$(1.1)	$(0.5)	$(5.8)

There were no net assets of the Tapijtfabriek H. Desseaux business held at either June 30, 2008 or December 31, 2007.
NOTE 6. ACCOUNTS AND NOTES RECEIVABLE

	June 30,	December
	2008	31, 2007
Customer receivables	$407.4	$331.8
Customer notes	7.9	7.6
Miscellaneous receivables	9.0	14.6
Less allowance for discounts and losses	(59.4)	(53.3)

Net accounts and notes receivable	$364.9	$300.7

Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.
NOTE 7. INVENTORIES

	June 30,	December 31,
	2008	2007
Finished goods	$384.6	$355.7
Goods in process	46.1	39.7
Raw materials and supplies	168.8	160.7
Less LIFO and other reserves	(19.0)	(12.6)

Total inventories, net	$580.5	$543.5

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 8. NATURAL GAS HEDGES
We purchase natural gas for use in the manufacture of ceiling tiles and other products and to heat many of our facilities. As a result, we are exposed to movements in the price of natural gas. We have a policy of reducing cost volatility by purchasing natural gas forward contracts, purchased call options, and zero-cost collars up to 15 months forward to reduce our overall exposure to natural gas price movements. The gains and losses on these transactions offset losses and gains on the transactions being hedged. These instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying products are sold. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The fair value of these instruments at June 30, 2008 was an $18.3 million asset compared to a $1.5 million liability at December 31, 2007, due to the price of natural gas increasing during the year.
NOTE 9. EQUITY INVESTMENTS
Investment in affiliates of $237.3 million at June 30, 2008 reflected the equity interest in our 50% investment in our WAVE joint venture. We account for our WAVE joint venture using the equity method of accounting. Our recorded investment in WAVE was higher than our 50% share of the carrying values reported in WAVE’s consolidated financial statements. These differences are due to our adopting fresh-start reporting upon emerging from Chapter 11, while WAVE’s consolidated financial statements do not reflect fresh-start reporting. See Note 11 “Equity Investments” in our 2007 Form 10-K for more information. Condensed income statement data for WAVE is summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$126.2	$97.4	$224.1	$190.5
Gross profit	49.6	35.2	87.5	66.9
Net earnings	40.5	27.5	70.1	52.5
NOTE 10. INTANGIBLE ASSETS
The following table details amounts related to our intangible assets as of June 30, 2008 and December 31, 2007.

		June 30, 2008		December 31, 2007
		Gross		Gross
	Estimated	Carrying	Accumulated	Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization
Amortizing intangible assets
Customer relationships	20 years	$173.3	$(14.8)	$173.3	$(10.5)
Developed technology	15 years	81.7	(9.3)	81.7	(6.6)
Other	Various	12.6	(1.3)	12.4	(1.1)

Total		$267.6	$(25.4)	$267.4	$(18.2)

Non-amortizing intangible assets
Trademarks and brand names	Indefinite	437.5		437.3

Total intangible assets		$705.1		$704.7

Aggregate Amortization Expense
For the six months ended June 30, 2008			$7.2
For the six months ended June 30, 2007			$7.5

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30,	December 31,
	2008	2007
Payables, trade and other	$215.8	$231.2
Employment costs	107.5	130.7
Other	57.0	66.3

Total accounts payable and accrued expenses	$380.3	$428.2

The decrease in accounts payable and accrued expenses is primarily due to the payment of employee incentives that were earned in 2007, a reduction in trade payables primarily due to lower activity and activity in other payables.
NOTE 12. SEVERANCES AND RELATED COSTS
In the first quarter of 2008, we recorded $6.1 million of severance and related expenses to reflect the termination costs for certain corporate employees. We also recorded a reduction of our stock compensation expense of $1.5 million in the first quarter of 2008 related to stock grants that will be forfeited by these employees. These costs were recorded as selling, general and administrative expenses.
NOTE 13. RESTRUCTURING AND OTHER ACTIONS
Net restructuring charges are summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Action Title	2008	2007	2008	2007	Segment
U.K. lease	$—	—	$0.8	—	Unallocated Corporate
Hoogezand	—	$0.1	—	$0.2	Building Products
Other initiatives	—	(0.1)	—	(0.1)	Various

Total	$—	$—	$0.8	$0.1

U.K. lease: The reserve related to a noncancelable operating lease in the U.K. was increased in the first quarter of 2008 as a result of a change in building tax rates. This lease extends through 2017.
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

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
The following tables summarize activity in the restructuring accruals for the first six months of 2008 and 2007.

	Severance and Related Costs				Leases
	Lancaster			Other	U.K.
	Plant	Nashville	Hoogezand	Initiatives	Lease	Total
December 31, 2007	$—	$—	$0.1	$—	$4.5	$4.6
Cash payments	—	—	—	—	(0.2)	(0.2)
Net charges	—	—	—	—	0.8	0.8
Other	—	—	—	—	—	—

June 30, 2008	$—	$—	$0.1	$—	$5.1	$5.2

	Severance and Related Costs				Leases
	Lancaster			Other	U.K.
	Plant	Nashville	Hoogezand	Initiatives	Lease	Total
December 31, 2006	$0.4	$1.4	$0.2	$0.1	$4.9	$7.0
Cash payments	(0.3)	(1.2)	(0.3)	—	(0.1)	(1.9)
Net charges	—	—	0.2	(0.1)	—	0.1
Other	—	—	—	—	0.1	0.1

June 30, 2007	$0.1	$0.2	$0.1	$—	$4.9	$5.3

The amounts in “Other” are related to the effects of foreign currency translation.
NOTE 14. INCOME TAX EXPENSE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Earnings from continuing operations before income taxes	$90.9	$84.5	$125.0	$136.0
Income tax expense	38.5	31.8	57.5	52.6
Effective tax rate	42.4%	37.6%	46.0%	38.7%
The effective tax rate for the second quarter of 2008 was higher than the comparable period of 2007 due to state income tax legislative changes that reduced the 2007 rate and interest on uncertain tax positions.
The effective tax rate for the first six months of 2008 was higher than the first six months of 2007 due to higher unbenefited foreign losses, interest on uncertain tax positions and state income tax legislative changes that reduced the 2007 rate. Offsetting these items was the tax benefit in 2008 for costs incurred in 2007 for the review of strategic alternatives (see Note 2 for more information on the review of strategic alternatives).
Except as noted below, we do not expect to record any material changes during 2008 to unrecognized tax benefits that were claimed on tax returns covering tax years ending on or before December 31, 2007. During the first and second quarters of 2008, we recognized $1.7 million and $1.5 million, respectively, of interest expense on unrecognized federal income tax benefits. During the remainder of 2008, we expect to recognize an additional $2.5 million of interest expense on unrecognized federal income tax benefits.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 15. PENSIONS
Following are the components of net periodic benefit costs (credits):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned during the period	$4.4	$4.2	$8.7	$8.4
Interest cost on projected benefit obligation	24.4	24.1	48.9	48.2
Expected return on plan assets	(43.8)	(42.4)	(87.6)	(84.7)
Amortization of prior service cost	0.1	—	0.2	—

Net periodic pension (credit)	$(14.9)	$(14.1)	$(29.8)	$(28.1)

Retiree Health and Life Insurance Benefits
Service cost of benefits earned during the period	$0.5	$0.5	$0.9	$0.9
Interest cost on projected benefit obligation	4.7	4.7	9.5	9.5
Amortization of net actuarial gain	(0.4)	(0.2)	(0.8)	(0.4)

Net periodic postretirement benefit cost	$4.8	$5.0	$9.6	$10.0

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Non-U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned during the period	$1.8	$1.6	$3.5	$3.3
Interest cost on projected benefit obligation	5.3	4.8	10.5	9.4
Expected return on plan assets	(4.2)	(3.8)	(8.4)	(7.5)
Amortization of net actuarial gain	(0.2)	—	(0.3)	—

Net periodic pension cost	$2.7	$2.6	$5.3	$5.2

NOTE 16. PRODUCT WARRANTIES
We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. The terms of these warranties vary by product and generally provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for the accrual of product warranties for the first six months of 2008 and 2007:

	2008	2007
Balance at January 1	$17.6	$21.2
Reductions for payments	(11.5)	(12.5)
Current year warranty accruals	11.9	13.7
Preexisting warranty accrual changes	(0.3)	(0.8)
Effects of foreign exchange translation	0.4	0.1

Balance at June 30	$18.1	$21.7

The warranty reserve is recorded as a reduction of sales and accounts receivable.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 17. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2008	2007
Interest paid	$12.9	$28.3
Income taxes paid (refunded), net	$10.6	$(13.3)
NOTE 18. LITIGATION AND RELATED MATTERS

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
AWI is subject to a unilateral order by the Oregon Department of Environmental Quality (“DEQ”) to conduct a remedial investigation and feasibility study and any necessary remedial design and action at its St. Helens, Oregon facility, as well as the adjacent Scappoose Bay. AWI has denied liability for Scappoose Bay, but has cooperated with the DEQ regarding its owned property. Other PRPs who are not yet subject to orders by the DEQ include former property owners Owens Corning Fiberglass Corporation (“OC”) and Kaiser Gypsum Company, Inc. (“Kaiser”). AWI has entered into an agreement with Kaiser for the sharing of costs and responsibilities with respect to the remedial investigation, feasibility study and remedy selection at the Armstrong property. OC has entered into a settlement with the DEQ, pursuant to which, OC has made a lump sum payment to the DEQ in exchange for contribution protection (including protection against common law and statutory contribution claims by AWI against OC), and a covenant not to sue, all with respect to the Armstrong property. AWI has reached an agreement with the DEQ as to how these funds will be made available to reimburse AWI and Kaiser for a portion of their shared costs of investigation and remediation of the property. AWI has recorded an environmental liability with respect to the investigation and feasibility study for the property we own. During the second quarter of 2007, AWI received a written request from the DEQ to perform investigations in Scappoose Bay. During the third quarter of 2007, the DEQ extended a similar request to both Kaiser and OC. Kaiser has told the DEQ it will conduct the requested investigation. AWI and OC have tentatively indicated that they will cooperate with Kaiser and provide a portion of the funding for the investigation, without waiving any defenses to liability. AWI continues to deny all liability for any contamination of the adjacent bay. We are not currently able to estimate with reasonable certainty any amounts we may incur with respect to the bay, although it is possible that such amounts may be material.
During the first quarter of 2008, we received a Notice and Finding of Violation from the U.S. EPA, Region 6 and also a Notice of Enforcement from the Texas Commission on Environmental Quality, relating to air emissions from our Center, Texas hardwood flooring manufacturing facility. Both matters have been resolved with total settlement amounts under $0.1 million.
Summary of Financial Position
Liabilities of $7.4 million and $7.0 million at June 30, 2008 and December 31, 2007, respectively, were for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available.
The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. We are presently negotiating claims with an insurance company. Such recoveries, where probable, have been recorded as an asset in the Condensed Consolidated Financial Statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $2.1 million at June 30, 2008 and December 31, 2007.
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
NOTE 19. SPECIAL CASH DIVIDEND AND STOCK OPTION ADJUSTMENTS
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

	Original Grant Terms		Adjusted Grant Terms
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Options granted in 2006	1,460,700	$38.42	1,535,781	$29.37
Options granted in 2007	64,100	52.38	64,100	39.88
Options granted in 2008	110,370	34.00	131,904	28.45
NOTE 20. EARNINGS PER SHARE
The difference between the average number of basic and diluted common shares outstanding is due to contingently issuable shares. Earnings per share components may not add due to rounding.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Armstrong World Industries, Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries (“the Company”) as of June 30, 2008, the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 2008 and 2007, and the related condensed consolidated statements of cash flows and shareholders’ equity for the six-month periods ended June 30, 2008 and 2007. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
July 30, 2008

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
OVERVIEW
We are a leading global producer of flooring products and ceiling systems for use primarily in the construction and renovation of residential, commercial and institutional buildings. Through our United States (“U.S.”) operations and U.S. and international subsidiaries, we design, manufacture and sell flooring products (primarily resilient and wood) and ceiling systems (primarily mineral fiber, fiberglass and metal) around the world. We also design, manufacture and sell kitchen and bathroom cabinets in the U.S. As of June 30, 2008 we operated 40 manufacturing plants in 10 countries, including 25 plants located throughout the United States. Through WAVE, our joint venture with Worthington Industries, Inc., we also have an interest in 7 additional plants in 5 countries that produce suspension system (grid) products for our ceiling systems.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Financial highlights for the second quarter and first six months:

			Change is Favorable/
			(Unfavorable)
				Excluding
				Effects of
				Foreign
				Exchange
	2008	2007	As Reported	Rates
Three months ended June 30
Total Consolidated Net Sales	$926.8	$920.6	0.7%	(2.9)%

Operating Income	$96.7	$94.2	2.7%	0.9%

Net increase in cash and cash equivalents	$80.2	$87.4	Unfavorable	Unfavorable

Six months ended June 30
Total Consolidated Net Sales	$1,755.0	$1,784.0	(1.6)%	(5.0)%

Operating Income	$135.2	$159.7	(15.3)%	(16.8)%

Net (decrease) increase in cash and cash equivalents	$(274.1)	$82.7	Unfavorable	Unfavorable
Excluding the translation effect of changes in foreign exchange rates, second quarter sales declined modestly and operating income increased slightly compared to the prior year. Growth in commercial products and in international businesses combined with improved manufacturing performance and lower selling, general and administrative (“SG&A”) expenses to largely offset the impact of lower sales of residential products and raw material inflation.
•	Resilient Flooring sales grew modestly as price and product mix improvements across geographies and international volume growth offset volume declines in the Americas. Despite the improvement in sales, operating income declined primarily due to inflation and lower U.S. volume.
•	Wood Flooring sales continued to decline in weak new residential housing and renovation markets. Operating income declined significantly as the impact from lower sales volume more than offset reduced SG&A expenses and favorable manufacturing costs.
•	Building Products delivered strong sales and earnings growth despite declining volume in U.S. commercial markets. Sales and earnings grew due to higher international sales, improved price realization and product mix in the Americas and increased income from WAVE.
•	Cabinets had significant declines in sales and operating income due to lower unit volume. Similar to Wood Flooring, the declines reflect a significant exposure to residential housing activity.
In the first six months of 2008, cash balances were reduced due to a special cash dividend to shareholders and increased investment in working capital. In the first six months of 2007, cash balances benefited from proceeds from a divestiture, a federal income tax refund and special distributions from WAVE. These were partially offset by a voluntary debt prepayment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Factors Affecting Revenues
Markets. We compete in building material markets around the world. The majority of our sales are in North America and Europe. During the second quarter of 2008, these markets experienced the following:
•	According to the U.S. Census Bureau, in the second quarter of 2008, housing starts in the U.S. residential market of 1.02 million units declined 30.4% compared to the second quarter of 2007, at seasonally adjusted and annualized rates (SAAR). Housing completions in the U.S. decreased by 26.7% year over year in the second quarter of 2008 with approximately 1.12 million units completed (SAAR). The National Association of Realtors indicated that sales of existing homes continued to fall during the second quarter of 2008 and registered a 16.3% decrease compared to the same time period of 2007, to 4.91 million (SAAR).

According to the U.S. Census Bureau, U.S. retail sales through building materials, garden equipment and supply stores (an indicator of home renovation activity) increased by 2.8% in the second quarter of 2008 compared to the first quarter of 2008, but decreased 2.4% compared to the second quarter of 2007.
•	According to the U.S. Census Bureau, in nominal dollar terms the rate of growth in the North American commercial market slowed in the second quarter of 2008. Construction completions in the office, healthcare, retail and education segments increased 8.2% in the second quarter, down from 10.6% in the first quarter of 2008 and down from 14.9% a year ago. Increasing inflation in construction materials would further depress these comparisons in real terms.
•	Performance in Western European markets was mixed, with some markets declining while others grew. Eastern European markets continued to grow.
•	Growth continued across Pacific Rim markets.
Quality and Customer Service Issues. Our quality and customer service are critical components of our total value proposition. In the first six months of 2008, we experienced no significant quality or customer service issues.
Pricing Initiatives. We periodically modify prices in response to changes in costs for raw materials and energy, and to market conditions and the competitive environment. The net impact of these pricing initiatives improved sales in the first six months of 2008 compared to the first six months of 2007. The most significant pricing actions were:
•	Resilient Flooring implemented price increases on selected products in March 2008 and July 2008.
•	Wood Flooring had no significant pricing actions in the first half of 2008.
•	Building Products announced price increases across geographies in both the first and second quarters of 2008 due to continuing significant inflation.
•	Cabinets implemented a February 2008 price increase.
In certain cases, realized price increases are less than the announced price increases because of competitive reactions and changing market conditions.
We estimate pricing actions increased our total consolidated net sales in the second quarter of 2008 by approximately $22 million and in the first six months of 2008 by approximately $38 million, when compared to the same periods of 2007.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Mix. Each of our businesses offers a wide assortment of products that are differentiated by style/design and by performance attributes. Pricing for products within the assortment varies according to the level of value they provide. Changes in the relative quantity of products purchased at the different value points can impact year-to-year comparisons of net sales and operating income. We estimate mix changes increased our total consolidated net sales in the second quarter of 2008 by approximately $13 million and in the first six months of 2008 by approximately $25 million, when compared to the same periods of 2007.
Factors Affecting Operating Costs
Operating Expenses. Our operating expenses consist of direct production costs (principally raw materials, labor and energy) and manufacturing overhead costs, costs to purchase sourced products and SG&A expenses.
Our largest individual raw material expenditures are for lumber and veneers, PVC resins and plasticizers. Natural gas is also a significant input cost. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. In the first half of 2008 the net impact of these factors on earnings was approximately $36 million higher than in the same period of 2007.
Fresh-Start Reporting. In connection with its emergence from bankruptcy on October 2, 2006, AWI adopted fresh-start reporting. For administrative convenience, we selected September 30, 2006, following the close of business, as the date to adopt fresh-start reporting. See Note 3 to the Consolidated Financial Statements in our 2007 Form 10-K for more information.
Adopting fresh-start reporting resulted in material adjustments to the historical carrying amount of reorganized Armstrong’s assets and liabilities. Certain of these adjustments impacted our statements of earnings for the periods following emergence, through changes in depreciation and amortization, costs for benefit plans, costs for hedging-related activity, inventory-related costs and WAVE expenses. Fresh-start reporting impacted the first six months of 2008 and all periods in 2007, with the fourth quarter of 2007 and the first six months of 2008’s impacts being different from the first three quarters of 2007 due to the revisions made to the fresh-start balance sheet based upon filing our federal income tax return in September 2007 (see Note 3 to the Consolidated Financial Statements in our 2007 Form 10-K for more information). Please see “Results of Operations” below for the dollar impact of fresh-start reporting by operating expense type for each period.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Factors Affecting Cash Flow
Typically, we generate cash in our operating activities. The amount of cash generated in a period is dependent on a number of factors, including the amount of operating profit generated, changes in the amount of working capital (such as inventory, receivables and payables) required to operate our businesses and investments in property, plant & equipment and computer software (“PP&E”).
During the first six months of 2008, our cash and cash equivalents decreased by $274.1 million. This was primarily due to a special cash dividend to shareholders and increased investment in working capital. Cash and cash equivalents increased $82.7 million for the first six months of 2007. This was primarily due to proceeds from a divestiture, a federal income tax refund and special distributions from WAVE. These were partially offset by a voluntary debt prepayment. See Financial Condition and Liquidity for further discussion.
Employee Relations
As of June 30, 2008, we had approximately 12,700 full-time and part-time employees worldwide, compared to approximately 12,900 employees as of December 31, 2007.
On December 31, 2007 the labor contract covering approximately 140 production employees at our Montreal resilient flooring plant expired. A new contract was negotiated for that location in the second quarter of 2008.
During the fourth quarter of 2008, collective bargaining agreements covering certain employees at five domestic plants will expire. Employees at these five plants are represented by the same international union. As of the date of this filing, no employees are working under expired contracts.

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
2008 COMPARED TO 2007

CONSOLIDATED RESULTS

			Change is Favorable/
			(Unfavorable)
				Excluding Effects of
			As	Foreign Exchange
	2008	2007	Reported	Rates(1)
Three months ended June 30
Net Sales:
Americas	$647.0	$691.0	(6.4)%	(7.1)%
Europe	229.6	190.2	20.7%	7.1%
Pacific Rim	50.2	39.4	27.4%	18.0%

Total Consolidated Net Sales	$926.8	$920.6	0.7%	(2.9)%

Operating Income	$96.7	$94.2	2.7%	0.9%

Six months ended June 30
Net Sales:
Americas	$1,234.7	$1,336.1	(7.6)%	(8.4)%
Europe	431.8	374.5	15.3%	3.5%
Pacific Rim	88.5	73.4	20.6%	10.7%

Total Consolidated Net Sales	$1,755.0	$1,784.0	(1.6)%	(5.0)%

Operating Income	$135.2	$159.7	(15.3)%	(16.8)%

(1)	Excludes favorable foreign exchange effect in translation on net sales of $33.5 million for three months and $61.5 million for six months. Excludes favorable foreign exchange effect in translation on operating income of $1.6 million for three months and $2.6 million for six months.
Consolidated net sales, excluding the translation effect of changes in foreign exchange rates, declined 3% in the second quarter and 5% for the first six months. For both periods, significant volume declines more than offset modest improvements in price realization (as described previously in “Pricing Initiatives”) and an improved mix of higher value products.
Net sales in the Americas decreased 7% in the second quarter and 8% in the first six months as volume declines in the Flooring segments and Cabinets offset sales growth in the Building Products segment.
Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets grew by $14 million for both the quarter and the first six months. Building Products had volume growth and improved price realization in both periods while Resilient Flooring grew volume in the second quarter and had modest price realization in both periods.
Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim increased $7 million for the quarter and $8 million for the first six months on volume growth in both periods.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
2008 and 2007 operating expenses were impacted by several significant items. The significant items, which impacted cost of goods sold (“COGS”), SG&A and restructuring charges, include:
Increase / (Reduction) in Expenses

		Three Months Ended		Six Months Ended
	Where	June 30		June 30
Item	Reported	2008	2007	2008	2007
Fresh-Start:
Impact on hedging-related activity	COGS	—	$(1.2)	—	$(3.4)
Change in depreciation and amortization	COGS	$2.0	—	$4.0	—
Change in depreciation and amortization	SG&A	0.3	—	0.7	—

Other Significant Items:
Cost reduction initiatives expenses (1)	SG&A	—	—	4.6	—
Chapter 11 related post-emergence expenses (income), net	SG&A	—	3.3	(1.3)	5.7
Review of strategic alternatives	SG&A	—	1.9	1.2	2.2
Cost reduction initiatives expenses	Restructuring	—	—	0.8	0.1

(1)	Represents costs for corporate severances, partially offset by related reductions in stock compensation expense.
Cost of goods sold in the second quarter of 2008 was 75.7% of net sales, compared to 74.6% in the same period of 2007. Cost of goods sold in the first six months of 2008 was 76.6% of net sales, compared to 75.6% in the same period of 2007. For both periods, the increase was the result of lower volumes (in the Americas) and higher raw material inflation (in the Building Products and Resilient Flooring businesses). These factors more than offset higher selling prices and better manufacturing performance across most segments and geographies. In addition, cost of goods sold in 2008 and 2007 were impacted by the items detailed in the above table.
SG&A expenses in the second quarter of 2008 were $147.0 million (15.9% of net sales), and in the first six months of 2008 were $306.8 million (17.5% of net sales), compared to $151.1 million (16.4% of net sales) and $297.7 million (16.7% of net sales) for the corresponding 2007 periods. Both periods had lower incentive compensation expenses in unallocated corporate expense. For the second quarter, spending also declined in Wood Flooring and was approximately flat in each of the other segments. For the six month period, the lower incentive compensation was offset by an increase related to the timing of promotional spending for Wood Flooring and product introduction expense and increases to the sales force in European Resilient Flooring. In addition, 2008 and 2007 SG&A expenses were impacted by the items detailed in the above table.
Equity earnings, primarily from our WAVE joint venture, were $18.5 million in the second quarter of 2008 compared to $11.9 million in the second quarter of 2007, and $31.7 million in the first six months of 2008 compared to $22.5 million in the first six months of 2007. See Note 9 for further information.
We recorded operating income of $96.7 million in the second quarter of 2008, compared to operating income of $94.2 million in the second quarter of 2007. We recorded operating income of $135.2 million in the first six months of 2008, compared to operating income of $159.7 million in the first six months of 2007.
Interest expense was $7.8 million in the second quarter of 2008, compared to $14.3 million in the second quarter of 2007. Interest expense was $16.2 million in the first six months of 2008, compared to $30.8

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
million in the first six months of 2007. The reduction for both periods was primarily due to lower debt balances.
Income tax expense was $38.5 million and $31.8 million for the second quarter of 2008 and 2007, respectively. The effective tax rate for the second quarter of 2008 was 42.4% as compared to a rate of 37.6% for 2007. The effective tax rate for 2008 was higher than 2007 due to state income tax legislative changes that reduced the 2007 rate and interest on uncertain tax positions. Income tax expense was $57.5 million and $52.6 million for the first six months of 2008 and 2007, respectively. The effective tax rate for the first six months of 2008 was 46.0% versus 38.7% for 2007. The effective tax rate for 2008 was higher than 2007 due to higher unbenefited foreign losses, interest on uncertain tax positions and state income tax legislative changes that reduced the 2007 rate. Offsetting these items was the tax benefit in 2008 for costs incurred in 2007 for the review of strategic alternatives.
Net earnings of $52.4 million for the second quarter of 2008 compared to net earnings of $51.6 million in the second quarter of 2007. Net earnings of $67.6 million for the first six months of 2008 compared to net earnings of $77.6 million in the first six months of 2007.
REPORTABLE SEGMENT RESULTS

Resilient Flooring

			Change is Favorable/
			(Unfavorable)
				Excluding Effects
				of Foreign
	2008	2007	As Reported	Exchange Rates(1)
Three months ended June 30
Net Sales:
Americas	$222.5	$223.0	(0.2)%	(1.2)%
Europe	100.7	82.5	22.1%	7.2%
Pacific Rim	20.7	17.4	19.0%	9.3%

Total Consolidated Net Sales	$343.9	$322.9	6.5%	1.6%

Operating Income	$14.6	$20.9	(30.1)%	(34.9)%

Six months ended June 30
Net Sales:
Americas	$416.0	$420.1	(1.0)%	(2.1)%
Europe	183.7	160.5	14.5%	1.7%
Pacific Rim	36.9	32.9	12.2%	2.6%

Total Consolidated Net Sales	$636.6	$613.5	3.8%	(0.8)%

Operating Income	$7.4	$31.7	(76.7)%	(78.5)%

(1)	Excludes favorable foreign exchange effect in translation on net sales of $15.8 million for three months and $28.1 million for six months. Excludes favorable foreign exchange effect in translation on operating income of $1.1 million for three months and $0.9 million for six months.
Net sales in the Americas declined $0.5 million for the second quarter and $4.1 million during the first half. For both periods, volume declines, particularly in residential products, offset price realization and product mix improvement.
Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets grew $6.2 million for the quarter and $2.9 million for the first half due to improved price and product mix for both periods, and higher volume in the second quarter.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim grew $1.7 million for the quarter and $0.9 million during the first half primarily due to higher volume.
Operating income for both periods decreased significantly due to global raw material inflation and lower volume in the Americas. In addition, both 2008 and 2007 operating profit were impacted by previously described items as detailed in the following table.
Increase / (Reduction) in Expenses

	Three Months Ended		Six Months Ended
	June 30		June 30
Item	2008	2007	2008	2007
Fresh-Start:
Impact on hedging-related activity	—	$(0.3)	—	$(0.8)
Change in depreciation and amortization	$0.8	—	$1.7	—
Wood Flooring

			Change is
	2008	2007	(Unfavorable)
Three months ended June 30
Total Segment Net Sales(1)	$168.8	$211.7	(20.3)%

Operating Income	$12.4	$21.7	(42.9)%

Six months ended June 30
Total Segment Net Sales(1)	$329.1	$410.9	(19.9)%

Operating Income	$14.9	$30.1	(50.5)%

(1)	Virtually all Wood Flooring products are sold in the Americas, primarily in the U.S.
Net sales decreased by $42.9 million for the quarter and $81.8 million for the first half due to lower volume driven by continued declines in residential housing markets.
Operating income declined by $9.3 million for the second quarter and $15.2 million for the first half, primarily due to lower sales volume. Reduced manufacturing and SG&A costs and modest raw material deflation partially offset the decline in sales. In addition, 2008 operating profit was impacted by previously described items as detailed in the following table.
Increase / (Reduction) in Expenses

	Three Months Ended		Six Months Ended
	June 30		June 30
Item	2008	2007	2008	2007
Fresh-Start:
Change in depreciation and amortization	$0.3	$—	$0.5	$—

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Building Products

			Change is Favorable
				Excluding Effects of
			As	Foreign Exchange
	2008	2007	Reported	Rates(1)
Three months ended June 30
Net Sales:
Americas	$206.8	$192.4	7.5%	6.5%
Europe	128.9	107.7	19.7%	7.1%
Pacific Rim	29.5	22.0	34.1%	24.9%

Total Consolidated Net Sales	$365.2	$322.1	13.4%	8.0%

Operating Income	$70.9	$58.8	20.6%	19.1%

Six months ended June 30
Net Sales:
Americas	$396.6	$381.5	4.0%	2.7%
Europe	248.1	214.0	15.9%	4.9%
Pacific Rim	51.6	40.5	27.4%	17.3%

Total Consolidated Net Sales	$696.3	$636.0	9.5%	4.4%

Operating Income	$125.9	$112.5	11.9%	9.9%

(1)	Excludes favorable foreign exchange effect in translation on net sales of $16.8 million for three months and $31.4 million for six months. Excludes favorable foreign exchange effect in translation on operating income of $0.8 million for three months and $2.1 million for six months.
Net sales in the Americas increased $14.4 million for the quarter and $15.1 million for the first six months despite a modest decline in unit volume. The improved sales income was driven by price increases put in place to offset inflationary pressure and an improved product mix. The improved product mix reflects a continued focus on developing and marketing high value products which satisfies today’s design trends and higher acoustical performance needs.
Excluding the translation effect of changes in foreign exchange rates, net sales in Europe grew by $8.0 million for the quarter and $11.0 million for the first six months. The sales improvement was primarily due to volume growth in the emerging markets of Eastern Europe and improved pricing across both Western and Eastern Europe.
Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim grew $5.7 million for the quarter and $7.4 million for the half on strong volume growth in India, China and Australia.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Operating income grew by $12.1 million for the quarter and $13.4 million for the first half. Sales growth and higher income from WAVE more than offset inflation in input costs. In addition, 2008 and 2007 operating profit were impacted by previously described items as detailed in the following table.
Increase / (Reduction) in Expenses

	Three Months Ended		Six Months Ended
	June 30		June 30
Item	2008	2007	2008	2007
Fresh-Start:
Impact on hedging-related activity	—	$(0.9)	—	$(2.6)
Change in depreciation and amortization	$1.0	—	$2.1	—

Other Significant Items:
Cost reduction initiatives expenses	—	0.1	—	0.2
Cabinets

			Change is
	2008	2007	(Unfavorable)
Three months ended June 30
Total Segment Net Sales(1)	$48.9	$63.9	(23.5)%

Operating Income	$0.9	$4.4	(79.5)%

Six months ended June 30
Total Segment Net Sales(1)	$93.0	$123.6	(24.8)%

Operating (Loss) Income	$(2.8)	$5.3	Unfavorable

(1)	All Cabinets products are sold in the Americas, primarily in the U.S.
Net sales declined $15.0 million for the quarter and $30.6 million for the first six months on significant volume declines related to further deterioration in the U.S. housing market.
Operating income decreased by $3.5 million for the quarter and an operating loss for the first half was $8.1 million below the prior year, primarily due to the decline in sales.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Unallocated Corporate
Unallocated corporate expense of $2.1 million in the second quarter of 2008 decreased from $11.6 million in the prior year. For the first half of 2008, expense of $10.2 million was lower than expense of $19.9 million in 2007. Lower incentive compensation expense more than offset previously described items as detailed in the following table.
Increase / (Reduction) in Expenses

	Three Months Ended		Six Months Ended
	June 30		June 30
Item	2008	2007	2008	2007
Fresh-Start:
Change in depreciation and amortization	$0.2	—	$0.4	—

Other Significant Items:
Cost reduction initiatives expenses (1)	—	—	5.4	—
Chapter 11 related post-emergence (income) expenses, net	—	$3.3	(1.3)	$5.7
Review of strategic alternatives	—	1.9	1.2	2.2

(1)	Represents costs for corporate severances, partially offset by related reductions in stock compensation expense, and restructuring costs.
FINANCIAL CONDITION AND LIQUIDITY
Cash Flow
As shown on the Condensed Consolidated Statements of Cash Flows, our cash and cash equivalents balance decreased by $274.1 million in the first six months of 2008, compared to an $82.7 million increase in the first six months of 2007.
Operating activities in the first six months of 2008 provided $14.3 million of cash. This was due to cash earnings plus distributions from WAVE of $27.0 million. This was mostly offset by increases in accounts receivable of $55.1 million due to higher sales in June 2008 compared to sales in December 2007. In addition, trade payables decreased due to lower activity and accrued expenses decreased primarily due to the payment of incentive accruals during the first quarter. Operating activities in the first six months of 2007 provided $163.6 million of cash. This was primarily due to special distributions from WAVE of $90.5 million and a federal tax refund of $46.8 million.
Net cash used for investing activities was $33.2 million for the first six months of 2008, compared to $16.2 million provided in 2007. The change was primarily due to proceeds of $53.4 million being received in the first six months of 2007 from divesting the European Textile and Sports Flooring business.
Net cash used for financing activities was $258.7 million for the first six months of 2008, compared to $104.2 million used during the first six months of 2007. The change was primarily due to a special cash dividend payment of $256.4 million made in the first quarter of 2008 partially offset by a second quarter 2007 voluntary prepayment of $100 million of the $500 million Term Loan B, which was part of the senior credit facility that was executed on October 2, 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Balance Sheet and Liquidity
Changes in significant balance sheet accounts and groups of accounts from December 31, 2007 to June 30, 2008 are as follows:

		December 31,	(Decrease)/
	June 30, 2008	2007	Increase
Cash and cash equivalents	$240.2	$514.3	$(274.1)
Current assets, excluding cash and cash equivalents	1,094.1	976.2	117.9

Total current assets	$1,334.3	$1,490.5	$(156.2)

Cash and cash equivalents decreased by $274.1 million during the first six months of 2008 (see “Cash Flow”). The increase in current assets, excluding cash and cash equivalents, was due to higher accounts receivable because of greater sales in June 2008 than in December 2007, and higher inventory levels at both Resilient Flooring and Wood Flooring.

		December 31,
	June 30, 2008	2007	(Decrease)
Property, plant and equipment, net	$994.0	$1,012.8	$(18.8)
The change was primarily due to depreciation of $67.4 million, partially offset by capital expenditures of $32.4 million and the effects of foreign currency translation of approximately $16 million.
Liquidity
Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal needs. On October 2, 2006, Armstrong executed a $1.1 billion senior credit facility with Bank of America, N.A., JPMorgan Chase Bank, N.A. and Barclays Bank PLC. This facility was made up of a $300 million revolving credit facility (with a $150 million sublimit for letters of credit), a $300 million Term Loan A, and a $500 million Term Loan B. There were no outstanding borrowings under the revolving credit facility, but $51.4 million in letters of credit were outstanding as of June 30, 2008 and, as a result, availability under the revolving credit facility was $248.6 million. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary. We also have several commercial letters of credit whereby vendors are paid directly via the letter of credit.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Our foreign subsidiaries had available lines of credit totaling $42.4 million, of which $12.8 million was used as of June 30, 2008, leaving $29.6 million of unused lines of credit available for foreign borrowings. However, these lines of credit are uncommitted, and poor operating results or credit concerns at the related foreign subsidiaries could result in the lines being withdrawn by the lenders. We have been able to maintain and, as needed, replace credit facilities to support our foreign operations.
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
Item 4. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
(b)	Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See Note 18 to the Condensed Consolidated Financial Statements for a full description of our legal proceedings.
Item 1A. Risk Factors
See page 3 for our “Risk Factors” discussion. There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of our 2007 Form 10-K.
Item 4. Submission of Matters to a Vote of Security Holders
(a)
The Annual Meeting of Shareholders of the Company was held June 23, 2008, for the purpose of electing as Directors the nine nominees named in the Proxy Statement; to ratify the Company’s appointment of KPMG LLP as independent auditors of the Company and its subsidiaries for 2008; and to approve the 2008 Directors Stock Unit Plan. The results of the vote are as follows:
(b) and (c)
1. Proposal to elect nine directors to serve on the Company’s Board of Directors until the next Annual Meeting and until their successors have been elected and qualified.

	For	Withhold

James J. Gaffney	54,327,744	40,505
Robert C. Garland	54,317,853	50,396
Judith R. Haberkorn	54,326,685	41,564
Michael D. Lockhart	54,218,375	149,874
James J. O’Connor	54,327,287	40,962
Russell F. Peppet	54,327,548	40,701
Arthur J. Pergament	54,322,547	45,702
John J. Roberts	54,327,854	40,395
Alexander M. Sanders, Jr.	54,317,199	51,050
2. Ratification of the selection of KPMG, LLP as the Company’s independent auditor for 2008.

For	Against	Abstain
54,310,124	51,403	6,722
3. Approval of the 2008 Directors Stock Unit Plan.

For	Against	Abstain	Broker Non-Votes
48,885,303	457,721	35,916	4,989,309

Item 6. Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

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

Exhibit No.	Description

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

No. 10.20	Indemnification Agreement with Donald A. McCunniff dated March 13, 2006 is incorporated by reference from the Current Report filed on Form 8-K on March 14, 2006, wherein it appeared as Exhibit 10.2. *

Exhibit No.	Description

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

Exhibit No.	Description

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

No. 10.37
Form of Armstrong World Industries, Inc. grant letter used in connection with award of stock options under the 2006 Long-Term Incentive Plan is incorporated by reference from the Quarterly Report on Form 10-Q wherein it appeared as Exhibit 10.37. *

No. 10.38	2008 Directors Stock Unit Plan is filed with this Report. *

No. 15	Awareness Letter from Independent Registered Public Accounting Firm.

No. 31.1	Certification of Principal Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 31.2	Certification of Principal Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

No. 32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

*	Management Contract or Compensatory Plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Armstrong World Industries, Inc.
By:	/s/ F. Nicholas Grasberger III
F. Nicholas Grasberger III, Senior Vice President
and Chief Financial Officer

By:	/s/ John N. Rigas
John N. Rigas, Senior Vice President and
General Counsel

By:	/s/ Stephen F. McNamara
Stephen F. McNamara, Vice President and
Controller (Principal Accounting Officer)
Date: July 30, 2008

EXHIBIT INDEX

No. 10.28	Schedule of Participating Directors and Officers

No. 10.38	2008 Directors Stock Unit Plan

No. 15	Awareness Letter from Independent Registered Public Accounting Firm.

No. 31.1	Certification of Principal Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 31.2	Certification of Principal Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

No. 32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).