Form 10-Q
period 2008-09-30
ARMSTRONG WORLD INDUSTRIES INC
filed 2008-10-30
CIK 7431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of October 23, 2008 — 57,029,095

SECTION	PAGES

Uncertainties Affecting Forward-Looking Statements	3-4

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements	5-22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-37

Item 3. Quantitative and Qualitative Disclosures about Market Risk	38

Item 4. Controls and Procedures	38

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 5. Other Information	39-40

Item 6. Exhibits	41-44

Signatures	45

Exhibit 10.8
Exhibit 10.34
Exhibit 10.35
Exhibit 10.36
Exhibit 10.37
Exhibit 10.38
Exhibit 10.39
Exhibit 15
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

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

Construction activity variability and the size of the market opportunity
Our businesses have greater sales opportunities when construction activity is strong and, conversely, have fewer opportunities when such activity declines. Construction activity tends to increase when economies are strong, interest rates are favorable, government spending is strong, and consumers are confident. When the economy is weak and access to credit is limited, customers, distributors and suppliers are at heightened risk of defaulting on their obligations. Since most of our sales are in the U.S., its economy is the most important for our business, but conditions in Europe, Canada and the Pacific Rim also are relevant.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Statements of Earnings
(amounts in millions, except per share data)
Unaudited

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September	September	September	September
	30, 2008	30, 2007	30, 2008	30, 2007
Net sales	$929.6	$913.3	$2,684.6	$2,697.3
Cost of goods sold	717.9	684.1	2,061.8	2,033.1

Gross profit	211.7	229.2	622.8	664.2

Selling, general and administrative expenses	145.9	155.8	452.7	453.5
Restructuring charges, net	—	0.1	0.8	0.2
Equity earnings from joint ventures	(16.4)	(12.6)	(48.1)	(35.1)

Operating income	82.2	85.9	217.4	245.6

Interest expense	7.5	13.8	23.7	44.6
Other non-operating expense	0.8	0.2	1.2	1.0
Other non-operating (income)	(2.1)	(4.4)	(8.5)	(12.4)
Chapter 11 reorganization costs, net	—	0.2	—	0.3

Earnings from continuing operations before income taxes	76.0	76.1	201.0	212.1

Income tax expense	36.9	27.7	94.4	80.3

Earnings from continuing operations	39.1	48.4	106.6	131.8

(Loss) from discontinued operations, net of income tax of $0.0, $0.0, $0.4 and $0.3	(0.2)	(0.3)	(0.1)	(6.1)

Net earnings	$38.9	$48.1	$106.5	$125.7

Earnings per share of common stock, continuing operations:
Basic	$0.69	$0.86	$1.89	$2.36
Diluted	$0.69	$0.85	$1.88	$2.33

(Loss) per share of common stock, discontinued operations:
Basic	$—	$(0.01)	$—	$(0.11)
Diluted	$—	$(0.01)	$—	$(0.11)

Net earnings per share of common stock:
Basic	$0.69	$0.86	$1.89	$2.25
Diluted	$0.69	$0.85	$1.88	$2.22

Average number of common shares outstanding:
Basic	56.4	56.2	56.4	55.9
Diluted	56.7	56.8	56.6	56.5
See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in millions, except share data)

	Unaudited
	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$315.0	$514.3
Accounts and notes receivable, net	355.3	300.7
Inventories, net	554.7	543.5
Deferred income taxes	43.5	43.5
Income tax receivable	25.3	25.3
Other current assets	65.5	63.2

Total current assets	1,359.3	1,490.5

Property, plant and equipment, less accumulated depreciation and amortization of $257.2 and $158.9, respectively	957.6	1,012.8

Prepaid pension costs	758.1	708.0
Investment in affiliates	239.2	232.6
Intangible assets, net	675.4	686.5
Deferred income taxes	357.9	424.5
Other noncurrent assets	85.4	84.5

Total assets	$4,432.9	$4,639.4

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$4.7	$3.9
Current installments of long-term debt	40.4	24.7
Accounts payable and accrued expenses	390.9	428.2
Income tax payable	8.0	0.5
Deferred income taxes	29.5	29.5

Total current liabilities	473.5	486.8

Long-term debt, less current installments	462.8	485.8
Postretirement and postemployment benefit liabilities	313.4	318.6
Pension benefit liabilities	201.4	205.5
Other long-term liabilities	66.3	67.8
Income taxes payable	162.5	159.4
Deferred income taxes	470.0	471.4
Minority interest in subsidiaries	6.9	6.9

Total noncurrent liabilities	1,683.3	1,715.4
Shareholders’ equity:
Common stock, $0.01 par value per share, authorized 200 million shares; issued 57,058,198 shares and 56,828,754 shares, respectively	0.6	0.6
Capital in excess of par value	2,022.0	2,112.6
Retained earnings	92.2	147.5
Accumulated other comprehensive income	161.3	176.5

Total shareholders’ equity	2,276.1	2,437.2

Total liabilities and shareholders’ equity	$4,432.9	$4,639.4

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(amounts in millions)
Unaudited

	Nine Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2007
Common stock:
Balance at beginning of year and September 30	$0.6		$0.6

Capital in excess of par value:
Balance at beginning of year	$2,112.6		$2,099.8
Share-based employee compensation	4.8		9.4
Dividends in excess of retained earnings	(95.4)		—

Balance at September 30	$2,022.0		$2,109.2

Retained earnings:
Balance at beginning of year	$147.5		$2.2
Net earnings for period	106.5	$106.5	125.7	$125.7
Dividends	(161.8)		—

Balance at September 30	$92.2		$127.9

Accumulated other comprehensive income:
Balance at beginning of year	$176.5		$62.1
Foreign currency translation adjustments	(14.5)		27.9
Derivative gain (loss), net	1.3		(6.2)
Pension and postretirement adjustments	(2.0)		0.5

Total other comprehensive (loss) income	(15.2)	(15.2)	22.2	22.2

Balance at September 30	$161.3		$84.3

Comprehensive income		$91.3		$147.9

Total shareholders’ equity	$2,276.1		$2,322.0

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(amounts in millions)
Unaudited

	Nine Months Ended September 30
	2008	2007
Cash flows from operating activities:
Net earnings	$106.5	$125.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	113.4	100.9
Deferred income taxes	66.7	66.3
Share-based compensation	4.8	9.4
Equity earnings from affiliates, net	(48.1)	(35.1)
Distributions from equity affiliates	41.5	104.0
Cash effect of hedging activities	0.6	(1.7)
Changes in operating assets and liabilities:
Receivables	(59.8)	(26.6)
Inventories	(17.6)	(2.6)
Other current assets	(1.1)	(12.2)
Other noncurrent assets	(50.5)	(45.2)
Accounts payable and accrued expenses	(26.4)	11.4
Income taxes payable/receivable, net	9.9	30.7
Other long-term liabilities	(12.1)	(17.0)
Cash distributed under the POR	(2.9)	(14.4)
Other, net	3.3	4.1

Net cash provided by operating activities	128.2	297.7

Cash flow from investing activities:
Purchases of property, plant and equipment and computer software	(55.3)	(60.3)
Acquisitions	(0.8)	(5.2)
Divestitures	—	53.4
Proceeds from the sale of assets	0.4	2.4

Net cash (used for) investing activities	(55.7)	(9.7)

Cash flows from financing activities:
Increase in short-term debt, net	0.8	1.3
Issuance of long-term debt	5.4	—
Payments of long-term debt	(13.3)	(304.7)
Financing costs	(2.6)	—
Dividend to minority interest	—	(1.2)
Special dividend paid	(256.4)	—

Net cash (used for) financing activities	(266.1)	(304.6)

Effect of exchange rate changes on cash and cash equivalents	(5.7)	14.9

Net (decrease) in cash and cash equivalents	(199.3)	(1.7)
Cash and cash equivalents at beginning of year	514.3	263.8

Cash and cash equivalents at end of period	$315.0	$262.1

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
Our policy is to record distributions from equity investments using the equity in earnings method and report returns on investments as cash flows from operating activities. Accordingly, ”Distributions from equity affiliates” in the 2007 Condensed Consolidated Statements of Cash Flows was reclassified from cash flows from investing activities to cash flows from operating activities. The amount reclassified was $104.0 million in the nine months ended September 30, 2007. In addition, certain amounts in the Condensed Consolidated Statements of Earnings were reclassified from selling, general and administrative expenses to cost of goods sold. The amount reclassified was $0.6 million in the three months ended September 30, 2007 and $1.7 million in the nine months ended September 30, 2007. We also reclassified $10.5 million in the December 31, 2007 Condensed Consolidated Balance Sheet from “Accounts payable and accrued expenses” to “Accounts and notes, receivable, net.” This reclassification also resulted in a reclassification of $0.1 million in the 2007 Condensed Consolidated Statement of Cash Flows from changes in accounts payable and accrued expenses to changes in receivables.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”), which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is generally effective for fiscal years beginning after November 15, 2007. However, the effective date for certain non-financial assets and liabilities was deferred to fiscal years beginning after November 15, 2008. We adopted the required provisions of FAS 157 on January 1, 2008. There was no material impact from adopting FAS 157.
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

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
Operating results for the third quarter and first nine months of 2008 and the corresponding periods of 2007 included in this report are unaudited. However, these Condensed Consolidated Financial Statements have been reviewed by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) for a limited review of interim financial information.
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
Resolution of Disputed Claims
All claims in AWI’s Chapter 11 case that remained open as of the end of 2007 have been resolved and closed. In February 2008 AWI made a final distribution to general unsecured creditors of AWI under the POR. Distributions were not made for creditors who did not provide required information to AWI. These remaining claimants had until October 24, 2008 to provide the needed information. Some distributions remained unclaimed and, accordingly, AWI will recognize a pre-tax gain of approximately $0.9 million in the fourth quarter of 2008. The Bankruptcy Court closed the estate on September 2, 2008.
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
Deadlines under the Joint Plan for claimants to file claims based on rejected executory contracts or unexpired leases, for administrative claims and for final fee applications passed in January 2008. An initial distribution to unsecured creditors was made in the first quarter of 2008. The Bankruptcy Court closed both estates on August 26, 2008, and a final distribution was made in these cases on September 22, 2008. Nitram and Desseaux will be dissolved.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
Reversal of POR-Related Contingent Liability
The POR stipulated that any money received from insurance companies post-emergence for certain environmental matters was owed to the unsecured creditors if the money was received prior to the final distribution being made to the general unsecured creditors. At emergence, we had a $2.1 million receivable for expected insurance recoveries. We also recorded a $2.1 million liability to reflect the POR’s requirement to pay any received money to the creditors. Since emergence, we have not received any environmental-related money from the insurance companies. With the final distribution made in the first quarter of 2008, we no longer owe any recoveries to the creditors. Accordingly, the $2.1 million liability was reversed in the first quarter of 2008 as a reduction of selling, general and administrative expense. See Note 18 for further discussion of the $2.1 million receivable.
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
NOTE 3. SEGMENT RESULTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net sales to external customers	2008	2007	2008	2007
Resilient Flooring	$336.9	$327.9	$973.5	$941.4
Wood Flooring	171.0	191.9	500.1	602.8
Building Products	374.1	334.8	1,070.4	970.8
Cabinets	47.6	58.7	140.6	182.3

Total net sales to external customers	$929.6	$913.3	$2,684.6	$2,697.3

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment operating income (loss)	2008	2007	2008	2007
Resilient Flooring	$1.2	$15.6	$8.6	$47.3
Wood Flooring	8.5	16.9	23.4	47.0
Building Products	75.0	62.3	200.9	174.8
Cabinets	(1.1)	1.5	(3.9)	6.8
Unallocated Corporate (expense)	(1.4)	(10.4)	(11.6)	(30.3)

Total consolidated operating income	$82.2	$85.9	$217.4	$245.6

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Total consolidated operating income	$82.2	$85.9	$217.4	$245.6
Interest expense	7.5	13.8	23.7	44.6
Other non-operating expense	0.8	0.2	1.2	1.0
Other non-operating income	(2.1)	(4.4)	(8.5)	(12.4)
Chapter 11 reorganization costs, net	—	0.2	—	0.3

Earnings from continuing operations before income taxes	$76.0	$76.1	$201.0	$212.1

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)

	September	December
Segment assets	30, 2008	31, 2007
Resilient Flooring	$725.7	$734.8
Wood Flooring	522.3	509.7
Building Products	1,133.3	1,129.2
Cabinets	77.8	82.5

Total segment assets	2,459.1	2,456.2
Assets not assigned to segments	1,973.8	2,183.2

Total consolidated assets	$4,432.9	$4,639.4

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
On March 27, 2007, we entered into an agreement to sell Tapijtfabriek H. Desseaux N.V. and its subsidiaries — the principal operating companies in our European Textile and Sports Flooring business. These companies were first classified as discontinued operations at October 2, 2006 when they met the criteria of FAS 144. The sale transaction was completed in April 2007 and total proceeds of $58.8 million have been received to-date. Certain additional post completion adjustments specified in the agreement are currently subject to dispute by the parties. We are claiming $7.4 million and, as such, have recorded a receivable related to the estimated amount of these adjustments that is classified in the September 30, 2008 Condensed Consolidated Balance Sheet as part of “Other current assets.” The matter has been referred to an independent expert for a final and binding determination. We expect a conclusion to this matter by the first quarter of 2009.
The segment results in Note 3 exclude the amounts related to discontinued operations. The Condensed Consolidated Statements of Cash Flows do not separately report the cash flows of the discontinued operations, as these cash flows were not material to any cash flow category.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
Net sales, pre-tax loss and net loss from discontinued operations of Tapijtfabriek H. Desseaux N.V. and its subsidiaries are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$—	$—	$—	$59.8

Pre-tax (loss) from discontinued operations	—	—	—	$(1.4)
(Loss) on expected disposal of discontinued operations	$(0.2)	$(0.3)	$(0.7)	(4.4)
Income tax (expense)	—	—	—	(0.3)

Net (loss) from discontinued operations	$(0.2)	$(0.3)	$(0.7)	$(6.1)

There were no net assets of the Tapijtfabriek H. Desseaux business held at either September 30, 2008 or December 31, 2007.
NOTE 6. ACCOUNTS AND NOTES RECEIVABLE

	September 30,	December 31,
	2008	2007
Customer receivables	$403.1	$331.8
Customer notes	6.4	7.6
Miscellaneous receivables	8.0	14.6
Less allowance for discounts and losses	(62.2)	(53.3)

Net accounts and notes receivable	$355.3	$300.7

Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.
NOTE 7. INVENTORIES

	September 30,	December 31,
	2008	2007
Finished goods	$368.5	$355.7
Goods in process	43.9	39.7
Raw materials and supplies	162.0	160.7
Less LIFO and other reserves	(19.7)	(12.6)

Total inventories, net	$554.7	$543.5

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 8. NATURAL GAS HEDGES
We purchase natural gas for use in the manufacture of ceiling tiles and other products and to heat many of our facilities. As a result, we are exposed to movements in the price of natural gas. We have a policy of reducing cost volatility by purchasing natural gas forward contracts, purchased call options and zero-cost collars up to 15 months forward to reduce our overall exposure to natural gas price movements. The gains and losses on these transactions offset losses and gains on the transactions being hedged. These instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying products are sold. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The fair value of these instruments at September 30, 2008 was a $5.4 million liability compared to a $1.5 million liability at December 31, 2007, due to the recent decline in the price of natural gas.
NOTE 9. EQUITY INVESTMENTS
Investment in affiliates of $239.2 million at September 30, 2008 reflected the equity interest in our 50% investment in our WAVE joint venture. We account for our WAVE joint venture using the equity method of accounting. Our recorded investment in WAVE was higher than our 50% share of the carrying values reported in WAVE’s consolidated financial statements. These differences are due to our adopting fresh-start reporting upon emerging from Chapter 11, while WAVE’s consolidated financial statements do not reflect fresh-start reporting. See Note 11 “Equity Investments” in our 2007 Form 10-K for more information. Condensed income statement data for WAVE is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$116.3	$98.4	$340.4	$288.9
Gross profit	45.4	36.1	132.9	103.0
Net earnings	36.0	29.0	106.1	81.5
NOTE 10. INTANGIBLE ASSETS
The following table details amounts related to our intangible assets as of September 30, 2008 and December 31, 2007.

		September 30, 2008		December 31, 2007
		Gross		Gross
	Estimated	Carrying	Accumulated	Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization
Amortizing intangible assets
Customer relationships	20 years	$173.3	$(17.0)	$173.3	$(10.5)
Developed technology	15 years	81.7	(10.7)	81.7	(6.6)
Other	Various	11.9	(1.3)	12.4	(1.1)

Total		$266.9	$(29.0)	$267.4	$(18.2)

Non-amortizing intangible assets
Trademarks and brand names	Indefinite	437.5		437.3

Total intangible assets		$704.4		$704.7

Aggregate Amortization Expense
For the nine months ended September 30, 2008			$10.8
For the nine months ended September 30, 2007			$10.9

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	September 30,	December 31,
	2008	2007
Payables, trade and other	$225.6	$231.2
Employment costs	109.9	130.7
Other	55.4	66.3

Total accounts payable and accrued expenses	$390.9	$428.2

The decrease in accounts payable and accrued expenses is primarily due to the payment of employee incentives that were earned in 2007.
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
During the third quarter of 2008, we recorded $7.5 million of severance charges primarily related to organizational and manufacturing changes for our European resilient flooring business. The organizational changes are due to the decision to consolidate and outsource several selling, general and administrative “(SG&A”) functions. The manufacturing changes related to the decision to cease production of automotive carpeting and other specialized textile flooring products. These charges were recorded as part of cost of goods sold ($1.7 million) and SG&A expense ($5.8 million). None of the severance payments had been made as of September 30, 2008.
NOTE 13. RESTRUCTURING AND OTHER ACTIONS
Net restructuring charges are summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Action Title	2008	2007	2008	2007	Segment
U.K. lease	—	—	$0.8	—	Unallocated Corporate
Hoogezand	—	—		$0.2	Building Products
Other initiatives	—	$0.1		—	Various

Total	—	$0.1	$0.8	$0.2

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

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
The following tables summarize activity in the restructuring accruals for the first nine months of 2008 and 2007.

	Severance and Related Costs				Leases
	Lancaster			Other	U.K.
	Plant	Nashville	Hoogezand	Initiatives	Lease	Total
December 31, 2007	$—	$—	$0.1	$—	$4.5	$4.6
Cash payments	—	—	—	—	(0.4)	(0.4)
Net charges	—	—	—	—	0.8	0.8
Other	—	—	—	—	(0.4)	(0.4)

September 30, 2008	$—	$—	$0.1	$—	$4.5	$4.6

	Severance and Related Costs				Leases
	Lancaster			Other	U.K.
	Plant	Nashville	Hoogezand	Initiatives	Lease	Total
December 31, 2006	$0.4	$1.4	$0.2	$0.1	$4.9	$7.0
Cash payments	(0.4)	(1.3)	(0.3)	(0.1)	(0.1)	(2.2)
Net charges	—	—	0.2	—	—	0.2
Other	—	—	—	—	0.1	0.1

September 30, 2007	$—	$0.1	$0.1	$—	$4.9	$5.1

The amounts in “Other” are related to the effects of foreign currency translation.
NOTE 14. INCOME TAX EXPENSE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Earnings from continuing operations before income taxes	$76.0	$76.1	$201.0	$212.1
Income tax expense	36.9	27.7	94.4	80.3
Effective tax rate	48.6%	36.4%	47.0%	37.9%
The effective tax rate for the third quarter of 2008 was higher than the comparable period of 2007 due to higher unbenefitted foreign losses, state income tax legislative changes and higher interest on uncertain tax positions.
The effective tax rate for the first nine months of 2008 was higher than the first nine months of 2007 due to higher unbenefitted foreign losses, higher interest on uncertain tax positions and state income tax legislative changes. Partially offsetting these items was the tax benefit in 2008 for costs incurred in 2007 for the review of strategic alternatives (see Note 2 for more information on the review of strategic alternatives).
Except as noted below, we do not expect to record any material changes during 2008 to unrecognized tax benefits that were claimed on tax returns covering tax years ending on or before December 31, 2007. During the first nine months of 2008, we recognized $4.4 million of interest expense on unrecognized federal income tax benefits. During the remainder of 2008, we expect to recognize an additional $1.5 million of interest expense on unrecognized federal income tax benefits.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 15. PENSIONS
Following are the components of net periodic benefit costs (credits):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned during the period	$4.3	$4.3	$13.0	$12.7
Interest cost on projected benefit obligation	24.5	24.1	73.4	72.3
Expected return on plan assets	(43.9)	(42.4)	(131.5)	(127.1)
Amortization of prior service cost	0.1	—	0.3	—

Net periodic pension (credit)	$(15.0)	$(14.0)	$(44.8)	$(42.1)

Retiree Health and Life Insurance Benefits
Service cost of benefits earned during the period	$0.4	$0.5	$1.3	$1.4
Interest cost on projected benefit obligation	4.7	4.8	14.2	14.3
Amortization of net actuarial gain	(0.3)	(0.3)	(1.1)	(0.7)

Net periodic postretirement benefit cost	$4.8	$5.0	$14.4	$15.0

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Non-U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned during the period	$1.7	$1.8	$5.2	$5.1
Interest cost on projected benefit obligation	5.2	4.8	15.7	14.2
Expected return on plan assets	(4.1)	(3.9)	(12.5)	(11.4)
Amortization of net actuarial gain	(0.1)	—	(0.4)	—

Net periodic pension cost	$2.7	$2.7	$8.0	$7.9

We previously disclosed in our financial statements for the year ended December 31, 2007 that we expected to contribute $30.2 million to our U.S. retiree health and life insurance plans in 2008. As of September 30, 2008, $17.9 million of contributions have been made. We presently estimate that we will need to contribute an additional $6.5 million to fund our U.S. retiree health and life insurance plans in 2008 for a total of $24.4 million.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 16. PRODUCT WARRANTIES
We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. The terms of these warranties vary by product and generally provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for the accrual of product warranties for the first nine months of 2008 and 2007:

	2008	2007
Balance at January 1	$17.6	$21.2
Reductions for payments	(17.0)	(17.4)
Current year warranty accruals	17.9	16.5
Preexisting warranty accrual changes	(0.5)	(0.8)
Effects of foreign exchange translation	(0.1)	0.3

Balance at September 30	$17.9	$19.8

The warranty reserve is recorded as a reduction of sales and accounts receivable.
NOTE 17. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	September 30,
	2008	2007
Interest paid	$18.3	$39.4
Income taxes paid (refunded), net	$18.1	$(16.4)
NOTE 18. LITIGATION AND RELATED MATTERS
ENVIRONMENTAL MATTERS
Environmental Expenditures
Our manufacturing and research facilities are affected by various federal, state and local environmental requirements. We make expenditures necessary for compliance with applicable environmental requirements at each of our operating facilities. Regulatory requirements continually change, therefore we cannot predict with certainty future expenditures associated with compliance with environmental requirements.
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
AWI is subject to a unilateral order by the Oregon Department of Environmental Quality (“DEQ”) to conduct a remedial investigation and feasibility study and any necessary remedial design and remedial measures at its St. Helens, Oregon facility. Other PRPs include former property owners Owens Corning Fiberglass Corporation (“OC”) and Kaiser Gypsum Company, Inc. (“Kaiser”). AWI has entered into an agreement with Kaiser for the sharing of costs and responsibilities with respect to the remedial investigation, feasibility study and remedy selection at the Armstrong property. OC has entered into a settlement with the DEQ pursuant to which OC has made a lump sum payment to the DEQ in exchange for contribution protection (including protection against common law and statutory contribution claims by AWI against OC), and a covenant not to sue, all with respect to the Armstrong property. AWI has reached an agreement with the DEQ as to how these funds will be made available to reimburse AWI and

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
Kaiser for a portion of their shared costs of investigation and remediation of the property. AWI has recorded an environmental liability with respect to the investigation and feasibility study for the property we own. AWI has denied liability for Scappoose Bay, but has cooperated with the DEQ regarding its owned property. During the second quarter of 2007, AWI received a written request from the DEQ to perform investigations in Scappoose Bay adjacent to the St. Helens, Oregon facility. During the third quarter of 2007, the DEQ extended a similar request to both Kaiser and OC. Kaiser has told the DEQ it will conduct the requested investigation. AWI and OC have tentatively indicated that they will cooperate with Kaiser and would provide a portion of the funding for the investigation. Any such contributory funding by AWI would be without prejudice to AWI’s position that AWI denies any liability for contamination of Scappoose Bay. We are not currently able to estimate with reasonable certainty any amounts we may incur with respect to Scappoose Bay, although it is possible that such amounts may be material.
During the first quarter of 2008, we received a Notice and Finding of Violation from the U.S. EPA, Region 6 and also a Notice of Enforcement from the Texas Commission on Environmental Quality, relating to air emissions from our Center, Texas hardwood flooring manufacturing facility. Both matters have been resolved with total settlement amounts under $0.1 million. However, documents signed by the Texas Commission on Environmental Quality have not yet been received.
Summary of Financial Position

Liabilities of $6.6 million and $7.0 million at September 30, 2008 and December 31, 2007, respectively, were for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available.
The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Since at least 2005, we have been negotiating claims for insurance coverage with one of our primary insurers. Such recoveries, where probable, have been recorded as an asset in the Condensed Consolidated Financial Statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $2.1 million at September 30, 2008 and December 31, 2007. Negotiations with the insurance company were concluded during October 2008, and a tentative settlement agreement for certain known sites has been reached, subject to EPA approval. Under the settlement agreement, during the fourth quarter of 2008 or the first quarter of 2009 we expect to receive $11.4 million from the insurance company, partially offset by a $1.4 million payment by us to the insurance company for retrospective rating premiums and a $0.9 million payment to the EPA, pursuant to the Global Settlement with the EPA. We expect the agreement to be finalized by the parties as well as the EPA and the DOJ following a 30-day public comment period that likely will take place during the fourth quarter of 2008 or the first quarter of 2009. This transaction will be recorded in our financial statements when the agreement is finalized.
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
We have reviewed the accompanying condensed consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries (“the Company”) as of September 30, 2008, the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 2008 and 2007, and the related condensed consolidated statements of cash flows and shareholders’ equity for the nine-month periods ended September 30, 2008 and 2007. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
October 29, 2008

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
OVERVIEW
We are a leading global producer of flooring products and ceiling systems for use primarily in the construction and renovation of residential, commercial and institutional buildings. Through our United States (“U.S.”) operations and U.S. and international subsidiaries, we design, manufacture and sell flooring products (primarily resilient and wood) and ceiling systems (primarily mineral fiber, fiberglass and metal) around the world. We also design, manufacture and sell kitchen and bathroom cabinets in the U.S. As of September 30, 2008 we operated 40 manufacturing plants in 10 countries, including 25 plants located throughout the United States. Through WAVE, our joint venture with Worthington Industries, Inc., we also have an interest in 7 additional plants in 5 countries that produce suspension system (grid) products for our ceiling systems.
Our business strategy focuses on product innovation, product quality and customer service. In our businesses, these factors are the primary determinants of market share gain or loss. Our objective is to ensure that anyone buying a floor or ceiling can find an Armstrong product that meets his or her needs. Our cabinet strategy is more focused — on stock cabinets in select geographic markets. In these segments, we have the same objectives: high quality, good customer service and products that meet our customers’ needs. Our markets are very competitive, which limits our pricing flexibility. This requires that we increase our productivity each year — both in our plants and in our administration of the businesses.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Financial highlights for the third quarter and first nine months:

			Change is Favorable/
			(Unfavorable)
				Excluding
				Effects of
				Foreign
				Exchange
	2008	2007	As Reported	Rates
Three months ended September 30
Total Consolidated Net Sales	$929.6	$913.3	1.8%	(0.7)%

Operating Income	$82.2	$85.9	(4.3)%	(4.8)%

Net increase (decrease) in cash and cash equivalents	$74.8	$(84.4)	Favorable	Favorable

Nine months ended September 30
Total Consolidated Net Sales	$2,684.6	$2,697.3	(0.5)%	(3.5)%

Operating Income	$217.4	$245.6	(11.5)%	(12.6)%

Net (decrease) in cash and cash equivalents	$(199.3)	$(1.7)	Unfavorable	Unfavorable
Excluding the translation effect of changes in foreign exchange rates, third quarter sales declined slightly and operating income decreased compared to the prior year. Sales growth in commercial products and in international businesses, improved manufacturing performance and lower selling, general and administrative (“SG&A”) expenses were offset by lower sales of residential products, input cost inflation and expenses related to cost reduction initiatives.
•	Resilient Flooring sales grew modestly as price and product mix improvements across geographies and volume growth in the Pacific Rim markets offset volume declines in the Americas. Despite the improvement in sales, operating income declined primarily due to expenses related to cost reduction initiatives, inflation and lower U.S. volume.
•	Wood Flooring sales continued to decline in weak new residential housing and renovation markets. Operating income declined significantly as the impact from lower sales more than offset reduced SG&A expenses.
•	Building Products delivered strong sales and earnings growth despite declining volume in U.S. commercial markets. Sales and earnings grew due to higher international sales, improved price realization and product mix in the Americas and increased income from WAVE.
•	Cabinets had significant declines in sales and operating income due to lower unit volume. Similar to Wood Flooring, the declines reflect a significant exposure to residential housing activity.
In the first nine months of 2008, cash balances were reduced due to a special cash dividend to shareholders and increased investment in working capital partially offset by cash earnings and distributions from WAVE. In the first nine months of 2007, cash balances declined minimally. This was due to voluntary debt repayments which were largely offset by proceeds from a divestiture, a federal tax refund and special distributions from WAVE.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Factors Affecting Revenues
Markets. We compete in building material markets around the world. The majority of our sales are in North America and Europe. During the third quarter of 2008, these markets experienced the following:
•	According to the U.S. Census Bureau, in the third quarter of 2008, housing starts in the U.S. residential market declined 32.2% compared to the third quarter of 2007 to 0.88 million units, at seasonally adjusted and annualized rates (SAAR). Housing completions in the U.S. decreased by 27.9% year over year in the third quarter of 2008 with approximately 1.06 million units completed (SAAR). The National Association of Realtors indicated that sales of existing homes increased 2.5% to 5.04 million units in the third quarter from a level of 4.91 million in the second quarter. However, it was still a 14.2% decline from the third quarter of 2007.
According to the U.S. Census Bureau, U.S. retail sales through building materials, garden equipment and supply stores (an indicator of home renovation activity) decreased 0.8% in the third quarter of 2008 compared to the second quarter of 2008, and declined 1.9% compared to the third quarter of 2007.
•	According to the U.S. Census Bureau, in nominal dollar terms the rate of growth in the North American commercial market slowed in the third quarter of 2008. Construction completions in the office, healthcare, retail and education segments increased 4.4% in the third quarter, down from 8.2% in the second quarter of 2008 and down from 16.1% a year ago. Increasing inflation in construction materials would further depress these comparisons in real terms.
•	Western European market growth slowed, with some markets declining. Eastern European markets continued to grow.
•	Growth continued across most Pacific Rim markets.
Quality and Customer Service Issues. Our quality and customer service are critical components of our total value proposition. In the first nine months of 2008, we experienced no significant quality or customer service issues.
Pricing Initiatives. We periodically modify prices in response to changes in costs for raw materials and energy, and to market conditions and the competitive environment. The net impact of these pricing initiatives improved sales in the first nine months of 2008 compared to the first nine months of 2007. The most significant pricing actions were:
•	Resilient Flooring implemented price increases on selected products in March, July and October 2008.
•	Wood Flooring had no significant pricing actions to-date in 2008.
•	Building Products announced price increases across geographies in each of the first three quarters of 2008 due to continuing significant inflation.
•	Cabinets implemented a February 2008 price increase.
In certain cases, realized price increases are less than the announced price increases because of competitive reactions and changing market conditions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
We estimate pricing actions increased our total consolidated net sales in the third quarter of 2008 by approximately $24 million and in the first nine months of 2008 by approximately $62 million, when compared to the same periods of 2007.
Mix. Each of our businesses offers a wide assortment of products that are differentiated by style/design and by performance attributes. Pricing for products within the assortment varies. Changes in the relative quantity of products purchased at the different price points can impact year-to-year comparisons of net sales and operating income. We estimate mix changes increased our total consolidated net sales in the third quarter of 2008 by approximately $8 million and in the first nine months of 2008 by approximately $33 million, when compared to the same periods of 2007.
Factors Affecting Operating Costs
Operating Expenses. Our operating expenses consist of direct production costs (principally raw materials, labor and energy) and manufacturing overhead costs, costs to purchase sourced products and SG&A expenses.
Our largest individual raw material expenditures are for lumber and veneers, PVC resins and plasticizers. Natural gas is also a significant input cost. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. In the first nine months of 2008 the net adverse impact of these factors on earnings was approximately $69 million larger than in the same period of 2007.
Fresh-Start Reporting. In connection with its emergence from bankruptcy on October 2, 2006, AWI adopted fresh-start reporting. For administrative convenience, we selected September 30, 2006, following the close of business, as the date to adopt fresh-start reporting. See Note 3 to the Consolidated Financial Statements in our 2007 Form 10-K for more information.
Adopting fresh-start reporting resulted in material adjustments to the historical carrying amount of reorganized Armstrong’s assets and liabilities. Certain of these adjustments impacted our statements of earnings for the periods following emergence, through changes in depreciation and amortization, costs for benefit plans, costs for hedging-related activity, inventory-related costs and WAVE expenses. Fresh-start reporting impacted the first nine months of 2008 and all periods in 2007, with the fourth quarter of 2007 and the first nine months of 2008’s impacts being different from the first three quarters of 2007 due to the revisions made to the fresh-start balance sheet based upon filing our federal income tax return in September 2007 (see Note 3 to the Consolidated Financial Statements in our 2007 Form 10-K for more information). Please see “Results of Operations” below for the dollar impact of fresh-start reporting by operating expense type for each period.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Cost Reduction Initiatives. During the third quarter of 2008, we recorded $8.3 million of charges (severance of $7.5 million and accelerated depreciation of $0.8 million) primarily related to organizational and manufacturing changes for our European resilient flooring business. The organizational changes are due to the decision to consolidate and outsource several SG&A functions. The manufacturing changes related to the decision to cease production of automotive carpeting and other specialized textile flooring products. These charges were recorded as part of cost of goods sold ($2.5 million) and SG&A expense ($5.8 million).
We expect to incur approximately $3 million of additional charges for severance and accelerated depreciation in the fourth quarter of 2008 and approximately $5 million in 2009 for these initiatives.
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
During the first nine months of 2008, our cash and cash equivalents decreased by $199.3 million. This was primarily due to a special cash dividend to shareholders and increased investment in working capital partially offset by cash earnings and distributions from WAVE. Cash and cash equivalents decreased $1.7 million for the first nine months of 2007. This was due to voluntary debt repayments which were largely offset by proceeds from a divestiture, a federal tax refund and special distributions from WAVE. See Financial Condition and Liquidity for further discussion.
Employee Relations
As of September 30, 2008, we had approximately 12,300 full-time and part-time employees worldwide, compared to approximately 12,900 employees as of December 31, 2007. The decline reflects headcount reductions, primarily in the wood flooring segment.
On December 31, 2007 the labor contract covering approximately 140 production employees at our Montreal resilient flooring plant expired. A new contract was negotiated for that location in the second quarter of 2008.
During October 2008, collective bargaining agreements covering certain employees at five domestic plants expired. Employees at these five plants are represented by the same international union. We negotiated new contracts in October 2008 with all five plants. As of the date of this filing, no employees are working under expired contracts.

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
2008 COMPARED TO 2007
CONSOLIDATED RESULTS

			Change is Favorable/
			(Unfavorable)
				Excluding Effects of
			As	Foreign Exchange
	2008	2007	Reported	Rates(1)
Three months ended September 30
Net Sales:
Americas	$649.7	$668.4	(2.8)%	(3.0)%
Europe	228.6	203.8	12.2%	2.9%
Pacific Rim	51.3	41.1	24.8%	18.2%

Total Consolidated Net Sales	$929.6	$913.3	1.8%	(0.7)%

Operating Income	$82.2	$85.9	(4.3)%	(4.8)%

Nine months ended September 30
Net Sales:
Americas	$1,884.4	$2,004.5	(6.0)%	(6.6)%
Europe	660.4	578.3	14.2%	3.3%
Pacific Rim	139.8	114.5	22.1%	13.3%

Total Consolidated Net Sales	$2,684.6	$2,697.3	(0.5)%	(3.5)%

Operating Income	$217.4	$245.6	(11.5)%	(12.6)%

(1)	Excludes favorable foreign exchange effect in translation on net sales of $22.7 million for three months and $84.2 million for nine months. Excludes favorable foreign exchange effect in translation on operating income of $0.4 million for three months and $3.0 million for nine months.
Consolidated net sales, excluding the translation effect of changes in foreign exchange rates, declined nearly 1% in the third quarter and 3.5% for the first nine months. For both periods, volume declines more than offset modest improvements in price realization (as described previously in “Pricing Initiatives”) and an improved mix of higher value products.
Net sales in the Americas decreased 2.8% in the third quarter and 6.0% in the first nine months as volume declines in the Flooring segments and Cabinets offset sales growth in the Building Products segment.
Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets grew by $6 million for the quarter and $20 million the first nine months. Building Products had improved price realization in both periods and volume growth in the first nine months, while Resilient Flooring had modest price realization and improved product mix in both periods.
Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim increased $8 million for the quarter and $16 million for the first nine months on volume growth in both periods.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
2008 and 2007 operating expenses were impacted by several significant items. The significant items, which impacted cost of goods sold (“COGS”), SG&A and restructuring charges, include:

Increase / (Reduction) in Expenses
		Three Months Ended		Nine Months Ended
		September 30		September 30
	Where
Item	Reported	2008	2007	2008	2007
Fresh-Start:
Impact on hedging-related activity	COGS	—	$(1.2)	—	$(4.6)
Change in depreciation and amortization	COGS	$2.0	—	$5.9	—
Change in depreciation and amortization	SG&A	0.3	—	1.1	—

Other Significant Items:
Cost reduction initiatives expenses (1)	COGS	2.5	—	2.5	—
Cost reduction initiatives expenses (1)	SG&A	5.8	—	10.4	—
Chapter 11 related post-emergence expenses (income), net	SG&A	—	1.1	(1.3)	6.8
Review of strategic alternatives	SG&A	—	2.7	1.2	4.9
Cost reduction initiatives expenses	Restructuring	—	0.1	0.8	0.2

(1)	Represents costs primarily for organizational and manufacturing changes for our European flooring business and costs for corporate severances partially offset by related reductions in stock compensation expense
Cost of goods sold in the third quarter of 2008 was 77.2% of net sales, compared to 74.9% in the same period of 2007. Cost of goods sold in the first nine months of 2008 was 76.8% of net sales, compared to 75.4% in the same period of 2007. For both 2008 periods, the increase was the result of lower volumes (in the Americas) and higher raw material inflation (in the Building Products and Resilient Flooring businesses). These factors more than offset higher selling prices and better manufacturing performance across most segments and geographies. In addition, cost of goods sold in 2008 and 2007 were impacted by the items detailed in the above table.
SG&A expenses in the third quarter of 2008 were $145.9 million (15.7% of net sales), and in the first nine months of 2008 were $452.7 million (16.9% of net sales), compared to $155.8 million (17.1% of net sales) and $453.5 million (16.8% of net sales) for the corresponding 2007 periods. Both periods had lower incentive compensation expenses in unallocated corporate expense. For the third quarter, spending declined across segments and geographies. For the nine month period, decreases in North American flooring businesses and Cabinets offset an increase related to product introduction expense and increases to the sales force in European Resilient Flooring. Building Products expenses were flat for the same period. In addition, 2008 and 2007 SG&A expenses were impacted by the items detailed in the above table.
Equity earnings, primarily from our WAVE joint venture, were $16.4 million in the third quarter of 2008 compared to $12.6 million in the third quarter of 2007, and $48.1 million in the first nine months of 2008 compared to $35.1 million in the first nine months of 2007. See Note 9 for further information.
We recorded operating income of $82.2 million in the third quarter of 2008, compared to operating income of $85.9 million in the third quarter of 2007. We recorded operating income of $217.4 million in the first nine months of 2008, compared to operating income of $245.6 million in the first nine months of 2007.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Interest expense was $7.5 million in the third quarter of 2008, compared to $13.8 million in the third quarter of 2007. Interest expense was $23.7 million in the first nine months of 2008, compared to $44.6 million in the first nine months of 2007. The reduction for both periods was primarily due to lower debt balances.
Income tax expense was $36.9 million and $27.7 million for the third quarter of 2008 and 2007, respectively. The effective tax rate for the third quarter of 2008 was 48.6% as compared to a rate of 36.4% for 2007. The effective tax rate for 2008 was higher than 2007 due to higher unbenefitted foreign losses, state income tax legislative changes and higher interest on uncertain tax positions. Income tax expense was $94.4 million and $80.3 million for the first nine months of 2008 and 2007, respectively. The effective tax rate for the first nine months of 2008 was 47.0% versus 37.9% for 2007. The effective tax rate for 2008 was higher than 2007 due to higher unbenefitted foreign losses, higher interest on uncertain tax positions and state income tax legislative changes. Partially offsetting these items was the tax benefit in 2008 for costs incurred in 2007 for the review of strategic alternatives.
Net earnings of $38.9 million for the third quarter of 2008 compared to net earnings of $48.1 million in the third quarter of 2007. Net earnings of $106.5 million for the first nine months of 2008 compared to net earnings of $125.7 million in the first nine months of 2007.
REPORTABLE SEGMENT RESULTS
Resilient Flooring

			Change is Favorable/
			(Unfavorable)
				Excluding Effects
				of Foreign
	2008	2007	As Reported	Exchange Rates(1)
Three months ended September 30
Net Sales:
Americas	$214.5	$220.7	(2.8)%	(3.2)%
Europe	99.5	89.3	11.4%	0.3%
Pacific Rim	22.9	17.9	27.9%	20.7%

Total Consolidated Net Sales	$336.9	$327.9	2.7%	(0.9)%

Operating Income	$1.2	$15.6	(92.3)%	(91.7)%

Nine months ended September 30
Net Sales:
Americas	$630.5	$640.8	(1.6)%	(2.5)%
Europe	283.2	249.8	13.4%	1.2%
Pacific Rim	59.8	50.8	17.7%	8.8%

Total Consolidated Net Sales	$973.5	$941.4	3.4%	(0.8)%

Operating Income	$8.6	$47.3	(81.8)%	(82.8)%

(1)	Excludes favorable foreign exchange effect in translation on net sales of $12.0 million for three months and $40.1 million for nine months. Excludes unfavorable foreign exchange effect in translation on operating income of $0.1 million for three months and favorable foreign exchange effect in translation on operating income of $0.8 million for nine months.
Net sales in the Americas declined $6.2 million for the third quarter and $10.3 million during the first nine months. For both periods, volume declines, particularly in residential products, offset price realization and product mix improvement.
Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets grew $0.3 million for the quarter and $3.2 million for the first nine months due to improved price and product mix offsetting lower volume for both periods.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim grew $3.8 million for the quarter and $4.7 million during the first nine months primarily due to higher volume and improved product mix.
Operating income for both periods decreased significantly due to global raw material inflation and lower volume in the Americas. In addition, both 2008 and 2007 operating profit were impacted by previously described items as detailed in the following table.

Increase / (Reduction) in Expenses
	Three Months Ended		Nine Months Ended
	September 30		September 30
Item	2008	2007	2008	2007
Fresh-Start:
Impact on hedging-related activity	—	$(0.3)	—	$(1.1)
Change in depreciation and amortization	$0.8	—	$2.5	—

Other Significant Items:
Cost reduction initiatives expenses (1)	8.3	—	8.3	—

(1)	Represents costs primarily for organizational and manufacturing changes for our European flooring business and costs for corporate severances partially offset by related reductions in stock compensation expense
Wood Flooring

			Change is
	2008	2007	(Unfavorable)
Three months ended September 30
Total Segment Net Sales(1)	$171.0	$191.9	(10.9)%

Operating Income	$8.5	$16.9	(49.7)%

Nine months ended September 30
Total Segment Net Sales(1)	$500.1	$602.8	(17.0)%
Operating Income	$23.4	$47.0	(50.2)%

(1)	Virtually all Wood Flooring products are sold in the Americas, primarily in the U.S.
Net sales decreased by $20.9 million for the third quarter and $102.7 million for the first nine months due to lower volume driven by continued declines in residential housing markets.
Operating income declined by $8.4 million for the third quarter and $23.6 million for the first nine months, primarily due to lower sales. Reduced manufacturing and SG&A costs partially offset the decline in sales. In addition, 2008 operating profit was impacted by previously described items as detailed in the following table.

Increase / (Reduction) in Expenses
	Three Months Ended		Nine Months Ended
	September 30		September 30
Item	2008	2007	2008	2007
Fresh-Start:
Change in depreciation and amortization	$0.3	$—	$0.7	$—

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Building Products

			Change is Favorable
				Excluding Effects of
			As	Foreign Exchange
	2008	2007	Reported	Rates(1)
Three months ended September 30
Net Sales:
Americas	$216.6	$197.1	9.9%	9.6%
Europe	129.1	114.5	12.8%	5.0%
Pacific Rim	28.4	23.2	22.4%	16.3%

Total Consolidated Net Sales	$374.1	$334.8	11.7%	8.5%

Operating Income	$75.0	$62.3	20.4%	19.6%

Nine months ended September 30
Net Sales:
Americas	$613.2	$578.6	6.0%	5.1%
Europe	377.2	328.5	14.8%	4.9%
Pacific Rim	80.0	63.7	25.6%	16.9%

Total Consolidated Net Sales	$1,070.4	$970.8	10.3%	5.8%

Operating Income	$200.9	$174.8	14.9%	13.4%

(1)	Excludes favorable foreign exchange effect in translation on net sales of $10.6 million for three months and $42.0 million for nine months. Excludes favorable foreign exchange effect in translation on operating income of $0.4 million for three months and $2.5 million for nine months.
Net sales in the Americas increased $19.5 million for the quarter and $34.6 million for the first nine months primarily driven by price increases put in place to offset inflationary pressure and an improved product mix. The improved product mix reflects a continued focus on developing and marketing high value products which satisfies today’s design trends and higher acoustical performance needs.
Excluding the translation effect of changes in foreign exchange rates, net sales in Europe grew by $5.9 million for the quarter and $16.9 million for the first nine months. The sales improvement was primarily due to volume growth in the emerging markets of Eastern Europe and improved pricing across both Western and Eastern Europe.
Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim grew $3.9 million for the quarter and $11.3 million for the first nine months on strong volume growth in China, Australia and India.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Operating income grew by $12.7 million for the quarter and $26.1 million for the first nine months. Sales growth and higher income from WAVE more than offset inflation in input costs. In addition, 2008 and 2007 operating profit were impacted by previously described items as detailed in the following table.

Increase / (Reduction) in Expenses
	Three Months Ended		Nine Months Ended
	September 30		September 30
Item	2008	2007	2008	2007
Fresh-Start:
Impact on hedging-related activity	—	$(0.9)	—	$(3.5)
Change in depreciation and amortization	$1.0	—	$3.1	—

Other Significant Items:
Cost reduction initiatives expenses	—	—	—	0.2
Cabinets

			Change is
	2008	2007	(Unfavorable)
Three months ended September 30
Total Segment Net Sales(1)	$47.6	$58.7	(18.9)%

Operating (Loss) Income	$(1.1)	$1.5	Unfavorable

Nine months ended September 30
Total Segment Net Sales(1)	$140.6	$182.3	(22.9)%

Operating (Loss) Income	$(3.9)	$6.8	Unfavorable

(1)	All Cabinets products are sold in the Americas, primarily in the U.S.
Net sales declined $11.1 million for the quarter and $41.7 million for the first nine months on significant volume declines related to further deterioration in the U.S. housing market.
The operating income was $2.6 million worse than the prior year for the quarter and $10.7 million below the prior year for the first nine months, primarily due to the decline in sales.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Unallocated Corporate
Unallocated corporate expense of $1.4 million in the third quarter of 2008 decreased from $10.4 million in the prior year. For the first nine months of 2008, expense of $11.6 million was lower than expense of $30.3 million in 2007. For both periods the decrease was primarily due to lower incentive compensation expense. In addition, 2008 and 2007 operating profit were impacted by previously described items as detailed in the following table.

Increase / (Reduction) in Expenses
	Three Months Ended		Nine Months Ended
	September 30		September 30
Item	2008	2007	2008	2007
Fresh-Start:
Change in depreciation and amortization	$0.2	—	$0.7	—

Other Significant Items:
Cost reduction initiatives expenses (1)	—	—	5.4	—
Chapter 11 related post-emergence (income) expenses, net	—	$1.1	(1.3)	$6.8
Review of strategic alternatives	—	2.7	1.2	4.9

(1)	Represents costs for corporate severances, partially offset by related reductions in stock compensation expense, and restructuring costs
FINANCIAL CONDITION AND LIQUIDITY
Cash Flow
As shown on the Condensed Consolidated Statements of Cash Flows, our cash and cash equivalents balance decreased by $199.3 million in the first nine months of 2008, compared to a $1.7 million decrease in the first nine months of 2007.
Operating activities in the first nine months of 2008 provided $128.2 million of cash. This was primarily due to cash earnings and distributions from WAVE of $41.5 million. These were partially offset by increases in accounts receivable of $59.8 million due to higher sales in September 2008 compared to sales in December 2007 and the payment of incentive accruals during the first quarter of 2008. Operating activities in the first nine months of 2007 provided $297.7 million of cash. This was primarily due to cash earnings and special distributions from WAVE of $104.0 million.
Net cash used for investing activities was $55.7 million for the first nine months of 2008, compared to $9.7 million used in 2007. The change was primarily due to proceeds of $53.4 million received in the first nine months of 2007 from divesting the European Textile and Sports Flooring business.
Net cash used for financing activities was $266.1 million for the first nine months of 2008, compared to $304.6 million used during the first nine months of 2007. In the first quarter of 2008 we made a special cash dividend payment of $256.4 million. During the first nine months of 2007 we made voluntary prepayments of $300 million of the $500 million Term Loan B, which was part of the senior credit facility that was executed on October 2, 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Balance Sheet and Liquidity
Changes in significant balance sheet accounts and groups of accounts from December 31, 2007 to September 30, 2008 are as follows:

	September 30,	December 31,	(Decrease)/
	2008	2007	Increase
Cash and cash equivalents	$315.0	$514.3	$(199.3)

Current assets, excluding cash and cash equivalents	1,044.3	976.2	68.1

Total current assets	$1,359.3	$1,490.5	$(131.2)

Cash and cash equivalents decreased by $199.3 million during the first nine months of 2008 (see “Cash Flow”). The increase in current assets, excluding cash and cash equivalents, was due to higher accounts receivable because of greater sales in September 2008 than in December 2007.

	September 30,	December 31,
	2008	2007	(Decrease)
Property, plant and equipment, net	$957.6	$1,012.8	$(55.2)
The decrease was primarily due to depreciation of $102.7 million and the effects of foreign currency translation partially offset by capital expenditures of $55.3 million.
Liquidity
Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal needs. On October 2, 2006, Armstrong executed a $1.1 billion senior credit facility with Bank of America, N.A., JPMorgan Chase Bank, N.A. and Barclays Bank PLC. This facility was made up of a $300 million revolving credit facility (with a $150 million sublimit for letters of credit), a $300 million Term Loan A (due in 2011), and a $500 million Term Loan B (due in 2013). There were no outstanding borrowings under the revolving credit facility, but $50.6 million in letters of credit were outstanding as of September 30, 2008 and, as a result, availability under the revolving credit facility was $249.4 million. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary. We also have several commercial letters of credit whereby vendors are paid directly via the letter of credit.
As of September 30, 2008, we have $315.0 million of cash and cash equivalents, $161.9 million in the U.S. and $153.1 million in various foreign jurisdictions.
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
In the fourth quarter of 2008, our Board of Directors will evaluate the payment of a second special cash dividend. The decision will be based on consideration of our forecasted operating results and the outlook for global economies and credit markets.
Our foreign subsidiaries had available lines of credit totaling $39.2 million, of which $8.1 million was used as of September 30, 2008, leaving $31.1 million of unused lines of credit available for foreign borrowings. However, these lines of credit are uncommitted, and poor operating results or credit concerns at the related foreign subsidiaries could result in the lines being withdrawn by the lenders. We have been able to maintain and, as needed, replace credit facilities to support our foreign operations.
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
Item 4. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
(b)	Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See Note 18 to the Condensed Consolidated Financial Statements for a full description of our legal proceedings.
Item 1A. Risk Factors
See page 3 for our “Risk Factors” discussion. There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of our 2007 Form 10-K.
Item 5. Other Information
Change in Control Agreements
The Company restated its existing change in control agreements with F. N. Grasberger, D. F. Martin, M. D. Lockhart, D. A. McCunniff, F. J. Ready, W. C. Rodruan, S. J. Senkowski and R. S. Webster. These agreements provide severance benefits in the event of a change in control of the Company. The purpose of the agreements is to foster stability in the management ranks in the face of a possible change in control.
The severance benefits are payable if the executive is involuntarily terminated without cause (as defined in the agreement) or terminates employment for good reason during the term of the agreement and following a change in control. Good reason to terminate employment exists if there are significant changes in the nature of the individual’s employment following the change in control, including but not limited to, a reduction in compensation, a substantial, adverse change in responsibility, or a relocation of the place of employment a stated number of miles. Severance benefits under the agreements include but are not limited to: (1) a lump sum severance payment equal to three times (two times for Mr. Martin, Mr. Rodruan and Mr. Webster) the sum of the executive’s annual base salary and the higher of the executive’s highest annual bonus earned in the three years prior to termination or prior to the change in control; (2) a lump sum payment of the portion of the executive’s target incentive awards applicable to the year of termination of employment calculated by multiplying the target award by the fractional number of months completed in the performance award period; (3) three additional years of age and service credit for the purpose of determining pension benefits, the actuarial present value of which are payable as a lump sum (other than for Mr. Grasberger and Mr. McCunniff); (4) continuation of life, disability, accident and health insurance benefits for three years following termination; (5) full reimbursement for the payment of any applicable parachute excise taxes; and (6) payment of legal fees incurred in connection with a good faith dispute involving the agreement.
For the purposes of these agreements, a “Change in Control” includes the following: (1) acquisition by a person (excluding certain qualified owners) of beneficial ownership of 20% or more of the Company’s common stock; (2) change in the composition of the Board of the Company, so that existing Board members and their approved successors do not constitute a majority of the Board; (3) consummation of a merger or consolidation of the Company, unless shareholders of voting securities immediately prior to the merger or consolidation continue to hold 66-2/3% or more of the voting securities of the resulting entity or no person is or becomes the beneficial owner of 20% or more of the Company’s common stock other than a person who was a beneficial owner prior to the merger or consolidation; and (4) shareholder approval of a liquidation or dissolution of the Company or sale of substantially all of the Company’s assets. Except for Mr. Martin, Mr. Rodruan and Mr. Webster, each agreement includes a provision by which the executive may choose to terminate employment during the thirty-day period beginning twelve months following a qualifying change in control and receive severance benefits. The qualifying change in control must meet the definitions in clauses (2) and (3) described above, except that a “Change in Control” shall not be deemed to occur solely by reason of any transaction effected by the Asbestos Personal Injury Trust established pursuant to the Company’s Plan of Reorganization to sell or otherwise dispose of the Company’s voting securities.
Except with respect to F. N. Grasberger and D. A. McCunniff, the restated agreements confirm that a “Change in Control” occurred for purposes of the change in control agreements on October 2, 2006 as a result of the Company’s emergence under its Plan of Reorganization that was confirmed by the U.S. Bankruptcy Court for the District of Delaware.
Each restated change in control agreement reflects a term, which ends on October 31, 2009 in the case of M. D. Lockhart, D. F. Martin, F. J. Ready, W. C. Rodruan, S. J. Senkowski and R. S. Webster and on September 30, 2010 in the case of F. N. Grasberger and D. A. McCunniff. Each change in control agreement was also restated to comply with Section 409A of the Internal Revenue Code. Mr. Lockhart’s Change in Control Agreement and a form of Change in Control Agreement covering the other executives together with a Schedule of Participating Executives are filed with this Report.
Amended Employment Agreement
M. D. Lockhart’s Employment Agreement has been amended to comply with Section 409A of the Internal Revenue Code and restated to reflect current terms. Mr. Lockhart’s Employment Agreement is filed with this Report.

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

No. 10.5
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

No. 10.7
Bonus Replacement Retirement Plan, effective as of January 1, 1998, as amended January 1, 2007, is incorporated by reference from the 2007 Annual Report on Form 10-K wherein it appeared as Exhibit 10.9.*

Exhibit No.	Description

No. 10.8	Employment Agreement with Michael D. Lockhart, as amended, is filed with this Report.*

No. 10.9
Hiring Agreement with F. Nicholas Grasberger III dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K/A on January 6, 2005, wherein it appeared as Exhibit 10.1. *

No. 10.10
Indemnification Agreement with F. Nicholas Grasberger III dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K/A on January 6, 2005, wherein it appeared as Exhibit 10.3. *

No. 10.11
Armstrong World Industries, Inc.’s Nonqualified Deferred Compensation Plan effective January 2005 is incorporated by reference from the 2005 Annual Report on Form 10-K wherein it appeared as Exhibit 10.29. *

No. 10.12	Schedule of Armstrong World Industries, Inc. Nonemployee Director Compensation is incorporated by reference from the 2006 Annual Report on Form 10-K wherein it appeared as Exhibit 10.19. *

No. 10.13
Order of the U.S. District Court dated January 26, 2006, and related Armstrong World Industries, Inc.’s Motion for an Order Authorizing and Approving Continued Cash Retention Program for Key Employees, is incorporated by reference from the Current Report filed on Form 8-K/A on February 2, 2006, wherein it appeared as Exhibit 99.1 *

No. 10.14
Form of Long-Term Incentive Plan 2006 award letter regarding executive participation in the 1999 Long-Term Incentive Plan is incorporated by reference from the 2005 Annual Report on Form 10-K wherein it appeared as Exhibit 10.37. *

No. 10.15	Indemnification Agreement with Donald A. McCunniff dated March 13, 2006 is incorporated by reference from the Current Report filed on Form 8-K on March 14, 2006, wherein it appeared as Exhibit 10.2. *

No. 10.16
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

No. 10.17
The Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust Agreement dated as of October 2, 2006, by and among Armstrong World Industries, Inc. and, as trustees, Anne M. Ferazzi, Harry Huge, Paul A. Knuti, Lewis R. Sifford and Thomas M. Tully is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.2.

No. 10.18
Stockholder and Registration Rights Agreement, dated as of October 2, 2006, by and between Armstrong World Industries, Inc. and the Armstrong World Industries, Inc. Asbestos Personal Injury Asbestos Trust is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.3.

Exhibit No.	Description

No. 10.19	Armstrong World Industries, Inc. 2006 Long-Term Incentive Plan is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.4.*

No. 10.20
Form of Armstrong World Industries, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.5. *

No. 10.21
Form of Armstrong World Industries, Inc. 2006 Long-Term Incentive Plan Restricted Stock Award Agreement is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.6. *

No. 10.22
Form of Armstrong World Industries, Inc. 2006 Long-Term Incentive Plan notice of restricted stock and/or option award is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.7. *

No. 10.23
Form of Indemnification Agreement for directors and officers of Armstrong World Industries, Inc. is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.8. * A Schedule of Participating Directors and Officers is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 wherein it appeared as Exhibit 10.28.

No. 10.24	2006 Phantom Stock Unit Plan is incorporated by reference from the Current Report on Form 8-K dated October 23, 2006, wherein it appeared as Exhibit 10.1. *

No. 10.25
2006 Phantom Stock Unit Agreement is incorporated by reference from the Current Report on Form 8-K dated October 23, 2006, wherein it appeared as Exhibit 10.3. A Schedule of Participating Directors is incorporated by reference from the 2006 Annual Report on Form 10-K wherein it appeared as Exhibit 10.36. *

No. 10.26
2007 Award under the 2006 Phantom Stock Unit Agreement and the Schedule of Participating Directors are incorporated by reference from the Current Report on Form 8-K dated October 22, 2007, wherein they appeared as Exhibits 10.1 and 10.2, respectively. *

No. 10.27
Stipulation and Agreement with Respect to Claims of Armstrong Holdings, Inc. and Armstrong Worldwide, Inc.; and Motion for Order Approving Stipulation and Agreement are incorporated by reference from the Current Report on Form 8-K dated February 26, 2007, wherein they appeared as Exhibits 99.2 and 99.3, respectively.

No. 10.28
Share Purchase Agreement dated March 27, 2007, between the Company and NPM Capital N.V. and Flagstone Beheer B.V. for the sale of Tapijtfabriek H. Desseaux N.V. and its subsidiaries is incorporated by reference from the 2006 Annual Report on Form 10-K wherein it appeared as Exhibit 10.38.

No. 10.29
Form of Armstrong World Industries, Inc. grant letter used in connection with the equity grant of stock options and performance restricted shares under the 2006 Long-Term Incentive Plan to Michael D. Lockhart is incorporated by reference from the 2007 Annual Report on Form 10-K wherein it appeared as Exhibit 10.34.*

No. 10.30
Form of Armstrong World Industries, Inc. grant letter used in connection with awards of restricted stock under the 2006 Long-Term Incentive Plan is incorporated by reference from the 2007 Annual Report on Form 10-K wherein it appeared as Exhibit 10.35.*

Exhibit No.	Description

No. 10.31
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

No. 10.32
Form of Armstrong World Industries, Inc. grant letter used in connection with award of stock options under the 2006 Long-Term Incentive Plan is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 wherein it appeared as Exhibit 10.37. *

No. 10.33	2008 Directors Stock Unit Plan is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 wherein it appeared as Exhibit 10.38. *

No. 10.34	Form of 2008 Service Commencement Award to Messrs. Askren and Boscia is filed with this Report. *

No. 10.35	Form of 2008 Award under the 2008 Director Stock Unit is filed with this Report. *

No. 10.36	Schedule of Participating Directors to the 2008 award under the 2008 Directors Stock Unit Plan is filed with this Report. *

No. 10.37	Form of Change in Control Agreement with certain executives is filed with this Report. *

No. 10.38	Schedule of Participating Executives to the Form of Change in Control Agreement is filed with this Report. *

No. 10.39	Change in Control Agreement with Michael D. Lockhart is filed with this Report. *

No. 15	Awareness Letter from Independent Registered Public Accounting Firm.

No. 31.1	Certification of Principal Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 31.2	Certification of Principal Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

No. 32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

*	Management Contract or Compensatory Plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Armstrong World Industries, Inc.
By:	/s/ F. Nicholas Grasberger III
F. Nicholas Grasberger III,
Senior Vice President and Chief Financial Officer

By:	/s/ Jeffrey D. Nickel
Jeffrey D. Nickel,
Senior Vice President, General Counsel and Corporate Secretary

By:	/s/ Stephen F. McNamara
Stephen F. McNamara,
Vice President and Controller (Principal Accounting Officer)
Date: October 29, 2008

EXHIBIT INDEX

No. 10.8	Employment Agreement with Michael D. Lockhart, as amended.

No. 10.34	Form of 2008 Service Commencement Award to Messrs. Askren and Boscia.

No. 10.35	Form of 2008 Award under the 2008 Directors Stock Unit Plan.

No. 10.36	Schedule of Participating Directors to the 2008 award under the 2008 Directors Stock Unit Plan.

No. 10.37	Form of Change in Control Agreement with certain executives.

No. 10.38	Schedule of Participating Executives to the Form of Change in Control Agreement.

No. 10.39	Change in Control Agreement with Michael D. Lockhart.

No. 15	Awareness Letter from Independent Registered Public Accounting Firm.

No. 31.1	Certification of Principal Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 31.2	Certification of Principal Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

No. 32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).