Form 10-K
period 2008-12-31
ARMSTRONG WORLD INDUSTRIES INC
filed 2009-02-26
CIK 7431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
ARMSTRONG WORLD INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	1-2116	23-0366390

(State or other jurisdiction of incorporation or organization)	Commission file number	(I.R.S. Employer Identification No.)

P. O. Box 3001, Lancaster, Pennsylvania		17604

(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code (717) 397-0611
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Title of each class
Common Stock ($0.01 par value)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The aggregate market value of the Common Stock of Armstrong World Industries, Inc. held by non-affiliates based on the closing price ($29.22 per share) on the New York Stock Exchange (trading symbol AWI) on June 30, 2008 was approximately $580 million. As of February 19, 2009, the number of shares outstanding of registrant’s Common Stock was 57,039,580.
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
Any of our forward-looking statements may turn out to be wrong. Our actual future results, or our ability to pay a dividend or take any particular corporate action, may differ materially from our expected results. Forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We undertake no obligation to update any forward-looking statement.
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

Reportable Segments
Resilient Flooring – produces and sources a broad range of floor coverings primarily for homes and commercial and institutional buildings. Manufactured products in this segment include vinyl sheet, vinyl tile and linoleum flooring. In addition, our Resilient Flooring segment sources and sells laminate flooring products, ceramic tile products, adhesives, installation and maintenance materials and accessories. Resilient Flooring products are offered in a wide variety of types, designs and colors. We sell these products worldwide to wholesalers, large home centers, retailers, contractors and to the manufactured homes industry.
Wood Flooring – produces and sources wood flooring products for use in new residential construction and renovation, with some commercial applications in stores, restaurants and high-end offices. The product offering includes pre-finished solid and engineered wood floors in various wood species, and related accessories. Virtually all of our Wood Flooring sales are in North America. Our Wood Flooring products are generally sold to independent wholesale flooring distributors and large home centers. Our products are principally sold under the brand names Bruce®, Hartco®, Robbins®, Timberland®, Armstrong®, HomerWood® and Capella®.
Building Products – produces suspended mineral fiber, soft fiber and metal ceiling systems for use in commercial, institutional and residential settings. In addition, our Building Products segment sources complementary ceiling products. Our products, which are sold worldwide, are available in numerous colors, performance characteristics and designs, and offer attributes such as acoustical control, rated fire protection and aesthetic appeal. Commercial ceiling materials and accessories are sold to ceiling systems contractors and to resale distributors. Residential ceiling products are sold primarily in North America to wholesalers and retailers (including large home centers). Suspension system (grid) products manufactured by Worthington Armstrong Venture (“WAVE”) are sold by both Armstrong and our WAVE joint venture.
Cabinets – produces kitchen and bathroom cabinetry and related products, which are used primarily in the U.S. residential new construction and renovation markets. Through our system of Company-owned and independent distribution centers and through direct sales to builders, our Cabinets segment provides design, fabrication and installation services to single and multi-family homebuilders, remodelers and consumers under the brand names Armstrong® and Bruce®. All of Cabinets’ sales are in the U.S.
Unallocated Corporate – includes assets, liabilities, income and expenses that have not been allocated to the business units. Balance sheet items classified as Unallocated Corporate are primarily deferred income tax assets, cash and cash equivalents, the Armstrong brand name and the U.S. prepaid pension cost/liability. Expenses for our corporate departments and certain benefit plans are allocated to the reportable segments based on known metrics, such as time reporting, headcount, square-footage or net sales. The remaining items, which cannot be attributed to the reportable segments without a high degree of generalization, are reported in Unallocated Corporate.

The following chart illustrates the breakdown of our consolidated net sales for the year ended December 31, 2008 by segment:
2008 Consolidated Net Sales by Segment
(in millions)
See Note 4 to the Consolidated Financial Statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K for additional financial information on our reportable segments.
Markets
The major markets in which we compete are:
North American Residential. Approximately 40% of our total consolidated net sales are for North American residential use. Our Resilient Flooring, Wood Flooring, Building Products and Cabinets segments sell products for use in the home. Homeowners have a multitude of finishing solution options for every room in their house. For flooring, they can choose from our vinyl and wood products, for which we are North America’s largest provider, or from our laminate and ceramic products. We compete directly with other domestic and international suppliers of these products. Our flooring products also compete with carpet, which we do not offer. Our ceiling products compete against mineral fiber and fiberglass products from other manufacturers, as well as drywall. In the kitchen and bath areas, we compete with thousands of other cabinet manufacturers that include large diversified corporations as well as small local craftsmen.
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
Outside of North America. The geographies outside of North America account for about 30% of our total consolidated net sales. Most of our revenues generated outside of North America are in Europe and are commercial in nature. For the countries in which we have significant revenue, we monitor various national statistics (such as GDP) as well as known new projects. Revenues come primarily from new construction and renovation work.
The following table provides an estimate of our segments’ 2008 net sales, by major markets.

	North	North	Outside of
(Estimated percentages of	American	American	North
individual segment’s sales)	Residential	Commercial	America	Total
Resilient Flooring	30%	35%	35%	100%
Wood Flooring	95%	5%	—	100%
Building Products	10%	50%	40%	100%
Cabinets	100%	—	—	100%

Geographic Areas
We sell our products in more than 80 countries. Approximately 70% of our 2008 revenue was derived from sales in the Americas, the vast majority of which came in the United States and Canada. The following chart illustrates the breakdown of our consolidated net sales for the year ended December 31, 2008 by region, based on where the sale was made:
2008 Consolidated Net Sales by Geography
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

The following charts illustrate the estimated breakdown of our 2008 consolidated net sales geographically by distribution channel:
2008 Americas Sale by Customer Type
2008 Non-Americas Sales by Customer Type
Net sales to The Home Depot, Inc. were $364.1 million in 2006, which was in excess of 10% of our consolidated net sales for that year. Net sales to The Home Depot were less than 10% of consolidated net sales in 2008 and 2007. Net sales to The Home Depot were recorded in our Resilient Flooring, Wood Flooring and Building Products segments. No other customers accounted for 10% or more of our total consolidated net sales.
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

Competition
There is strong competition in all of our businesses. Principal attributes of competition include product performance, product styling, service and price. Competition in North America comes from both domestic and international manufacturers. Additionally, some of our products compete with alternative products or finishing solutions. Our resilient, laminate and wood flooring products compete with carpet products, and our ceiling products compete with drywall and exposed structure (also known as open plenum). There is excess industry capacity for certain products in some geographies, which tends to increase price competition. The following companies are our primary competitors:
Flooring segments – Amtico International, Inc., Beaulieu International Group, N.V., Congoleum Corporation, Faus, Inc., Forbo Holding AG, Gerflor Group, Interface, Inc., IVC Group, Krono Holding AG, Mannington Mills, Inc., Mohawk Industries, Inc., Pfleiderer AG, Shaw Industries, Inc., Tarkett AG and Wilsonart International.
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
Cabinets – American Woodmark Corporation, Fortune Brands, Inc. and Masco Corporation.
Raw Materials
Raw materials essential to our businesses are purchased worldwide in the ordinary course of business from numerous suppliers. The principal raw materials used in each business include the following:

Business	Principal Raw Materials

Resilient Flooring	Polyvinylchloride (“PVC”) resins and films, plasticizers, backings, limestone, pigments, linseed oil, inks and stabilizers

Wood Flooring	Hardwood lumber, veneer, coatings and stains

Building Products	Mineral fibers, perlite, waste paper, clays, starches and steel used in the production of metal ceilings and for our joint venture’s manufacturing of ceiling grid

Cabinets	Lumber, veneer, plywood, particleboard and components, such as doors and hardware
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

Sourced Products
Some of the products that we sell are sourced from third parties. The primary sourced products include laminate, wood flooring, vinyl sheet and tile and ceramic products, specialized ceiling products, and installation-related products and accessories for some of our manufactured products. We purchase some of our sourced products from suppliers that are located outside of the U.S., primarily from Asia and Europe. Sales of sourced products represented approximately 10% to 15% of our total consolidated revenue in 2008, 2007 and 2006.
In general, we believe we have adequate supplies of sourced products. However, we cannot guarantee that a significant shortage will not occur.
Hedging
We use financial instruments to hedge the following exposures: sourced product purchases denominated in foreign currency, cross-currency intercompany loans and energy. We use derivative financial instruments as risk management tools, not for speculative trading purposes. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Note 21 to the Consolidated Financial Statements of this Form 10-K for more information.
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
Certain of our trademarks, including without limitation, house marks , Armstrong®, Bruce®, Hartco®, Robbins®, Timberland®, Capella®, HomerWood® and DLW™, and product line marks Allwood™, Arteffects®, Axiom®, Capz™, Ceramaguard®, Cirrus®, Corlon®, Cortega®, CushionStep™, Designer Solarian®, Dune™, Excelon®, Fine Fissured™, Fundamentals® , Infusions®, Medintech®, Metalworks™, Natural Creations®, Natural Inspirations®, Nature’s Gallery®, Optima®, Rhinofloor®, Sahara™, Scala®, Second Look®, Solarian®, SoundScapes®, StrataMax®, Techzone™, T. Morton™, ToughGuard® and Ultima®, Woodworks® are important to our business because of their significant brand name recognition. Trademark protection continues in some countries as long as the mark is used, and continues in other countries as long as the mark is registered. Registrations are generally for fixed, but renewable, terms.
Employees
As of December 31, 2008, we had approximately 12,200 full-time and part-time employees worldwide, with approximately 8,400 employees located in the United States. Approximately 7,900 of the 12,200 are production and maintenance employees, of whom approximately 5,800 are located in the U.S. Approximately 63% of the production and maintenance employees in the U.S. are represented by labor unions. This percentage includes all production and maintenance employees at our plants and warehouses where labor unions exist. Outside the U.S., most of our production employees are covered by either industry-sponsored and/or state-sponsored collective bargaining mechanisms.

Research & Development
Research and development (“R&D”) activities are important and necessary in helping us improve our products’ competitiveness. Principal R&D functions include the development and improvement of products and manufacturing processes. We spent $38.8 million in 2008, $44.0 million in 2007 and $43.9 million in 2006 on R&D activities worldwide.
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
Liabilities of $6.5 million and $7.0 million at December 31, 2008 and December 31, 2007, respectively, were for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. See Note 32 to the Consolidated Financial Statements of this Form 10-K for more information.
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
Our business is dependent on construction activity. Downturns in construction activity and global economic conditions, such as weak consumer confidence and weak credit markets, adversely affect our business and our profitability.
Our businesses have greater sales opportunities when construction activity is strong and, conversely, have fewer opportunities when such activity declines. Construction activity tends to increase when economies are strong, interest rates are favorable, government spending is strong, and consumers are confident. When the economy is weak and access to credit is limited, customers, distributors and suppliers are at heightened risk of defaulting on their obligations. Since most of our sales are in the U.S., its economy is the most important for our business, but conditions in Europe, Canada and Asia also are significant. A prolonged economic downturn would exacerbate the adverse effect on our business and profitability.

We require a significant amount of liquidity to fund our operations.
Our liquidity needs vary throughout the year. There are no significant debt maturities until 2011 and 2013 under our existing senior credit facility. We believe that cash on hand and generated from operations will be adequate to address our foreseeable liquidity needs. If future operating performance declines significantly, we cannot assure that our business will generate sufficient cash flow from operations to fund our needs or to remain in compliance with our debt covenants. In addition, we received a very substantial federal income tax refund in 2007. The tax year in question is still being audited by the IRS. If we were required to repay a substantial portion of the refund, our liquidity position would be adversely affected.
Our markets are highly competitive. Competition can reduce demand for our products or cause us to lower prices. Failure to compete effectively by meeting consumer preferences and maintaining market share would adversely affect our results.
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
If the availability of raw materials and energy decreases, or the costs increase, and we are unable to pass along increased costs, our operating results could be adversely affected.
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
Reduction in sales to key customers could have a material adverse effect on our revenues and profits.
Some of our businesses are dependent on a few key customers such as The Home Depot, Inc. and Lowe’s Companies, Inc. The loss of sales to one of these major customers, or changes in our business relationship with them, could hurt both our revenues and profits.
Changes in the political, regulatory and business environments of our international markets, including changes in trade regulations and currency exchange fluctuations, could have an adverse effect on our business.
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

Capital investments and restructuring actions may not achieve expected savings in our operating costs.
We look for ways to make our operations more efficient and effective. We reduce, move and expand our plants and operations as needed. Each action generally involves substantial planning and capital investment. We can err in planning and executing our actions, which could hurt our customer service and cause unplanned costs.
Labor disputes or work stoppages could hurt production and reduce sales and profits.
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
Adverse judgments in regulatory actions, product claims and other litigation could be costly. Insurance coverage may not be available or adequate in all circumstances.
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
Our principal shareholder could significantly influence our business and our affairs.
The Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust, formed in 2006 as part of AWI’s emergence from bankruptcy, holds approximately 65% of outstanding shares. Such a large ownership could result in below average equity market liquidity and affect matters which require approval by our shareholders.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our world headquarters are in Lancaster, Pennsylvania. We own a 100-acre, multi-building campus comprising the site of our corporate headquarters, most operational headquarters, our U.S. R&D operations and marketing, and customer service headquarters. Altogether, our headquarters’ operations occupy approximately one million square feet of floor space.
We produce and market Armstrong products and services throughout the world, operating 40 manufacturing plants in 10 countries as of December 31, 2008. Three of our plants are leased and the remaining 37 are owned. We have 25 plants located throughout the United States. In addition, we have an interest through our WAVE joint venture in seven additional plants in five countries.

Business	Number
Segment	of Plants	Location of Principal Facilities

Resilient Flooring	13	U.S. (California, Illinois, Mississippi, Oklahoma, Pennsylvania), Australia, Canada, Germany, Sweden and the U.K.

Wood Flooring	11	U.S. (Arkansas, Kentucky, Mississippi, Missouri, North Carolina, Pennsylvania, Tennessee, Texas, West Virginia)

Building Products	14	U.S. (Alabama, Florida, Georgia, Oregon, Pennsylvania), China, France, Germany and the U.K.

Cabinets	2	U.S. (Nebraska and Pennsylvania)
As part of our ongoing cost reduction efforts, in February 2009 we announced the idling of a Resilient Flooring plant in Canada and a Wood Flooring plant in Mississippi. Both plants are expected to be idled in the second quarter of 2009.
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
No matters were submitted to a vote of stockholders during the fourth quarter of 2008.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY
Executive Officer Information
The following information is current as of February 26, 2009. Each executive officer serves a one-year term until reelected or until his earlier death, resignation, retirement or removal.
Michael D. Lockhart
Age 59 – Chairman of the Board, President and Chief Executive Officer since December 2002. Chairman of the Board and President since March 2001. Chairman and Chief Executive Officer of our former holding company from August 2000 – December 2007. Mr. Lockhart previously served as Chairman and Chief Executive Officer of General Signal (a diversified manufacturer) headquartered in Stamford, Connecticut from September 1995 until it was acquired in October 1998. He joined General Signal as President and Chief Operating Officer in September 1994. From 1981 until 1994, Mr. Lockhart worked for General Electric in various executive capacities in the GE Credit Corporation (now GE Capital), GE Transportation Systems and GE Aircraft Engines. Mr. Lockhart is a member of the Board of Directors of the Norfolk Southern Corporation and a member of the Business Council for the Graduate School of Business at the University of Chicago.
F. Nicholas Grasberger, III
Age 45 – Senior Vice President and Chief Financial Officer since January 2005. Previously Vice President and Chief Financial Officer of Kennametal, Inc. (a manufacturer of cutting tools and wear parts) August 2000 – December 2004. Formerly employed at H. J. Heinz (a global U.S. based food company) for eleven years, his last title being Treasurer.
Donald A. McCunniff
Age 51 – Senior Vice President, Human Resources since March 2006. Previously Vice President Human Resources, Corporate, Honeywell International (a global diversified technology and manufacturing company). Joined Honeywell in 1995 and served in various senior level Human Resources positions in Defense and Space, Electronics, Process Automation, and Aircraft Landing Systems.
Frank J. Ready
Age 47 – Executive Vice President and Chief Executive Officer North American Flooring Products since April 2008. Previously, President and Chief Executive Officer, North American Flooring Operations, June 2004 – April 2008. Previously Senior Vice President, Sales and Marketing, July 2003 – June 2004; Senior Vice President, Operations, December 2002 – July 2003; Senior Vice President, Marketing, June 2000 – December 2002.
Stephen J. Senkowski
Age 57 – Executive Vice President and Chief Executive Officer, Armstrong Building Products & Asia-Pacific Operations since April 2008. Previously, Executive Vice President since 2004 and President and Chief Executive Officer, Armstrong Building Products, October 2000 – April 2008; Senior Vice President, Americas, Building Products Operations, April 2000 – October 2000; President/Chief Executive Officer, WAVE (the Company’s ceiling grid joint venture) July 1997 – April 2000; Vice President, Innovation Process, Building Products Operations 1994 – July 1997.
Stephen F. McNamara
Age 42 – Vice President and Controller since July 2008. Previously, Director, Internal Audit, November 2005 – July 2008; Assistant Controller, October 2001 – November 2005; Manager of External Reporting, May 1999 – October 2001. Prior to that he was Assistant Controller with Hunt Corporation (a former international art and office supply company).

Jeffrey D. Nickel
Age 46 – Senior Vice President, Secretary and General Counsel since August 2008. Previously Deputy General Counsel – Business and Commercial Law, September 2001 – July 2008. Prior to that he worked for Dow Corning Corporation (specialty chemical company), December 1992 – September 2001, his last title being senior attorney.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Following AWI’s emergence from Chapter 11, AWI’s new common shares began trading on the New York Stock Exchange on October 10, 2006 under the ticker symbol “AWI”. As of February 19, 2009, there were approximately 650 holders of record of AWI’s Common Stock.

	First	Second	Third	Fourth	Total Year
2008
Price range of common stock—high	$40.98	$39.44	$40.19	$28.94	$40.98
Price range of common stock—low	$26.25	$28.92	$27.10	$13.79	$13.79

2007
Price range of common stock—high	$56.72	$57.48	$52.47	$44.28	$57.48
Price range of common stock—low	$41.55	$49.85	$35.04	$38.00	$35.04
The above figures represent the high and low intra-day sale prices for our common stock as reported by the New York Stock Exchange.
On February 25, 2008, our Board of Directors declared a special cash dividend of $4.50 per common share, payable on March 31, 2008, to shareholders of record on March 11, 2008. This special cash dividend resulted in an aggregate cash payment to our shareholders of $256.4 million. There were no dividends declared or paid during 2007.
Issuer Purchases of Equity Securities

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that may
			Part of Publicly	yet be
	Total Number	Average Price	Announced	Purchased under
	of Shares	Paid per	Plans or	the Plans or
Period	Purchased	Share[1]	Programs[2]	Programs
October 1–31, 2008	29,025	$28.55	—	—
November 1–30, 2008	—	—	—	—
December 1–31, 2008	8,400	$20.92	—	—

Total	37,425		N/A	N/A

[1]	Shares reacquired through the withholding of shares to pay employee tax obligations upon the vesting of restricted shares previously granted under the 2006 Long Term Incentive Plan.

[2]	The Company does not have a share buy-back program.

ITEM 6. SELECTED FINANCIAL DATA

	Successor Company			Predecessor Company
			Three	Nine
			Months	Months
			Ended	Ended
			December 31,	September 30,
(Dollars in millions except for per-share data)	Year 2008	Year 2007	2006	2006(1)	Year 2005	Year 2004
Income statement data
Net sales	$3,393.0	$3,549.7	$817.3	$2,608.6	$3,326.6	$3,279.1
Cost of goods sold	2,632.0	2,687.5	660.9	2,030.2	2,654.0	2,655.6
Selling, general and administrative expenses	579.9	611.3	143.5	415.5	587.8	566.5
Goodwill and intangibles impairment	25.4	—	—	—	—	108.4
Restructuring charges, net	0.8	0.2	1.7	10.0	23.0	17.9
Equity (earnings) from joint ventures	(56.0)	(46.0)	(5.3)	(41.4)	(39.3)	(31.6)

Operating income (loss)	210.9	296.7	16.5	194.3	101.1	(37.7)
Interest expense	30.8	55.0	13.4	5.2	7.7	7.9
Other non-operating expense	1.3	1.4	0.3	1.0	1.5	3.1
Other non-operating (income)	(10.6)	(18.2)	(4.3)	(7.2)	(11.8)	(6.4)
Chapter 11 reorganization (income) costs, net	—	(0.7)	—	(1,955.5)	(1.2)	6.9
Income tax expense (benefit)	109.0	106.4	3.8	726.6	(1.2)	21.4

Earnings (loss) from continuing operations	80.4	152.8	3.3	1,424.2	106.1	(70.6)
Per common share – basic (a)	$1.43	$2.73	$0.06	n/a	n/a	n/a
Per common share – diluted (a)	$1.42	$2.69	$0.06	n/a	n/a	n/a
Earnings (loss) from discontinued operations	0.6	(7.5)	(1.1)	(68.4)	5.0	(9.1)

Net earnings (loss)	$81.0	$145.3	$2.2	$1,355.8	$111.1	$(79.7)
Per common share – basic (a)	$1.44	$2.59	$0.04	n/a	n/a	n/a
Per common share – diluted (a)	$1.43	$2.56	$0.04	n/a	n/a	n/a
Dividends declared per share of common stock	$4.50	n/a	n/a	n/a	n/a	n/a
Average number of common shares outstanding (in millions)	57.1	56.6	55.0	n/a	n/a	n/a
Average number of employees	12,500	13,500	14,500	14,700	14,900	15,400

Balance sheet data (end of period)
Working capital	$876.1	$1,003.7	$854.6		$1,128.0	$985.8
Total assets	3,351.8	4,639.4	4,152.7		4,602.1	4,604.9
Liabilities subject to compromise	—	—	1.3		4,869.4	4,870.9
Net long-term debt (b)	454.8	485.8	801.5		21.5	29.2
Shareholders’ equity (deficit)	1,744.3	2,437.2	2,164.5		(1,319.9)	(1,425.3)

(1)	Reflects the effects of the Plan of Reorganization and fresh-start reporting. See Note 3 to the Consolidated Financial Statements.

Notes:

(a)	See definition of basic and diluted earnings per share in Note 2 of the Consolidated Financial Statements. The common stock of the Predecessor Company was not publicly traded.

(b)	Net long-term debt excludes debt subject to compromise for 2005 and 2004.
Certain prior year amounts have been reclassified to conform to the current year presentation. See Note 2 to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Financial performance metrics which exclude the translation effect of changes in foreign exchange rates are not in compliance with U.S. generally accepted accounting principles (“GAAP”). We believe that this information improves the comparability of business performance. We calculate the translation effect of foreign exchange rates by applying constant foreign exchange rates to the equivalent periods’ reported foreign currency amounts. We believe that this non-GAAP metric provides a clearer picture of our operating performance. Furthermore, management evaluates the performance of the businesses excluding the effects of foreign exchange rates.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
OVERVIEW
We are a leading global producer of flooring products and ceiling systems for use primarily in the construction and renovation of residential, commercial and institutional buildings. Through our United States (“U.S.”) operations and U.S. and international subsidiaries, we design, manufacture and sell flooring products (primarily resilient and wood) and ceiling systems (primarily mineral fiber, fiberglass and metal) around the world. We also design, manufacture and sell kitchen and bathroom cabinets in the U.S. As of December 31, 2008 we operated 40 manufacturing plants in 10 countries, including 25 plants located throughout the U.S. Through WAVE, our joint venture with Worthington Industries, Inc., we also have an interest in seven additional plants in five countries that produce suspension system (grid) products for our ceiling systems.
We report our financial results through the following segments: Resilient Flooring, Wood Flooring, Building Products, Cabinets and Unallocated Corporate. See “Results of Operations” and “Reportable Segment Results” for additional financial information on our consolidated company and our segments.
Our consolidated net sales for 2008 were $3.4 billion, approximately 4% less than consolidated net sales in 2007. Operating income was $210.9 million in 2008, as compared to $296.7 million in 2007. Continuing declines in domestic residential markets were exacerbated by increasing weakness in domestic and international commercial markets. The broad market weakness accelerated significantly in the last two months of the year. For the year, sales volume declines, input cost inflation and intangible asset impairments more than offset higher selling prices and lower manufacturing and selling, general and administrative (“SG&A”) expenses.
•	Resilient Flooring sales declined modestly. Volume declines in the Americas and Europe offset price and product mix improvements across geographies. Operating income declined significantly due to lower sales, inflation and cost reduction expenses.

•	Wood Flooring sales continued to decline with weak new residential housing and renovation markets. Operating income declined significantly as the impact from lower sales and intangible asset impairments more than offset reduced manufacturing and SG&A expenses.

•	Building Products again generated record sales and operating income despite significant slowing in the U.S. commercial markets toward the end of the year. Price and product mix improvements across geographies and volume growth in the Pacific Rim markets offset volume declines in the Americas and Europe. Operating income grew on higher sales and increased income from WAVE, despite significant cost inflation.

•	Cabinets had significant declines in sales and operating income due to lower unit volume. Similar to Wood Flooring, the declines reflect a significant exposure to residential housing activity.

•	Corporate Unallocated expense declined $37.0 million due to lower incentive compensation expense and 2007 expenses related to our review of strategic alternatives and Chapter 11 related post-emergence expenses, which were not repeated in 2008.
During 2008, our cash and cash equivalents decreased by $159.3 million, primarily due to a special cash dividend of $256.4 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Factors Affecting Revenues
For an estimate of our segments’ 2008 net sales by major markets, see “Markets” in Item 1. Business of this Form 10-K.
Markets. We compete in building material markets around the world. The majority of our sales are in North America and Europe. During 2008, these markets experienced the following:
•	According to the U.S. Census Bureau, in 2008, housing starts in the U.S. residential market declined 32.7% compared to 2007 to 0.90 million units. Housing completions in the U.S. decreased by 25.8% in 2008 with approximately 1.12 million units completed. The National Association of Realtors indicated that sales of existing homes decreased 13.7% to 4.90 million units in 2008 from a level of 5.67 million in 2007.

According to the U.S. Census Bureau, U.S. retail sales through building materials, garden equipment and supply stores (an indicator of home renovation activity) decreased 3.97% in 2008 compared 2007.

•	According to the U.S. Census Bureau the rate of growth in the North American key commercial market, in nominal dollar terms, was 5.6% in 2008. Construction activity in the office, healthcare, retail and education segments increased 12.3%, 8.6%, -3.6% and 8.3%, respectively, in 2008, with the rate of growth in all segments being down from 2007 rates.

•	Markets in both Western and Eastern European countries generally slowed over the course of the year, with most markets down year-over-year by the fourth quarter.

•	Pacific Rim markets also generally began to slow toward the end of the year.
Quality and Customer Service. Our quality and customer service are critical components of our total value proposition. In 2008, we experienced no significant quality or customer service issues.
Pricing Initiatives. We periodically modify prices in response to changes in costs for raw materials and energy, and to market conditions and the competitive environment. The net impact of these pricing initiatives improved sales in 2008 compared to 2007.
The most significant of these pricing actions were:
•	Resilient Flooring implemented price increases on selected products in March, July and October 2008.

•	Wood Flooring had no significant pricing actions in 2008.

•	Building Products announced price increases across geographies in each quarter of 2008 due to continuing cost inflation.

•	Cabinets’ only increase for the year was in February 2008.
In certain cases, realized price increases are less than the announced price increases because of competitive reactions and changing market conditions.
We estimate pricing actions increased our total consolidated net sales in 2008 compared to 2007 by approximately $84 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Mix. Each of our businesses offers a wide assortment of products that are differentiated by style/design and by performance attributes. Pricing for products within the assortment varies. Changes in the relative quantity of products purchased at the different price points can impact year-to-year comparisons of net sales and operating income. We estimate mix changes increased our total consolidated net sales in 2008 by approximately $47 million when compared to 2007.
Factors Affecting Operating Costs
Operating Expenses. Our operating expenses consist of direct production costs (principally raw materials, labor and energy) and manufacturing overhead costs, costs to purchase sourced products and SG&A expenses.
Our largest individual raw material expenditures are for lumber and veneers, PVC resins and plasticizers. Natural gas is also a significant input cost. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. In 2008 the net impact of these input costs was approximately $87 million higher than in the same period of the previous year.
Intangible Asset Impairment. During the fourth quarter of 2008, we recorded a non-cash impairment charge of $25.4 million to reduce the carrying amount of our Wood Flooring trademarks to their estimated fair value. The fair value was negatively affected by lower expected future cash flows due to the decline in the U.S. residential housing market. See Note 12 to the Consolidated Financial Statements for more information regarding our intangible asset impairment charge.
Cost Reduction Initiatives. During 2008 we recorded $20.0 million of charges (severance of $17.7 million and accelerated depreciation of $2.3 million) primarily related to organizational and manufacturing changes for our European resilient flooring business and the termination costs for certain corporate employees. The European organizational changes are due to the decision to consolidate and outsource several SG&A functions. The manufacturing changes primarily related to the decision to cease production of automotive carpeting and other specialized textile flooring products. These charges were recorded as part of cost of goods sold ($7.3 million) and SG&A expense ($12.7 million). We expect to incur approximately $5 million of additional charges for severance and accelerated depreciation in 2009 for these initiatives.
During 2004, we implemented several significant manufacturing and organizational programs to improve our cost structure and enhance our competitive position. We incurred significant costs from 2004 through 2006 related to these initiatives. Our largest initiative involved ceasing production of certain products at our Resilient Flooring manufacturing plant in Lancaster, Pennsylvania, transferring production to other Resilient Flooring plants. All 2004 initiatives have been fully implemented, and we do not expect to incur additional expenses in future periods for these initiatives.
In 2006, we incurred $30.1 million of charges ($11.0 million in cost of goods sold, $7.4 million in SG&A expenses and $11.7 million in restructuring charges) to implement cost reduction initiatives, with $27.4 million of these charges recorded in the Resilient Flooring segment. Cost of goods sold includes $0.7 million of fixed asset impairments (incurred in the nine months ended September 30, 2006), $0.3 million of accelerated depreciation (incurred in the nine months ended September 30, 2006) and $10.0 million of other related costs in 2006 ($0.6 million incurred in the three months ended December 31, 2006 and $9.4 million incurred in the nine months ended September 30, 2006).
In 2006, we also recorded a gain of $14.3 million from the sale of a warehouse which became available as a result of the Resilient Flooring cost reduction initiatives. This gain was recorded in SG&A expenses.
See Note 16 to the Consolidated Financial Statements for more information on restructuring charges.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
On-going Cost Improvements. In addition to the above-mentioned cost reduction programs we have an ongoing focus on continually improving our cost structure. As a result of these cost reduction initiatives and our on-going improvement efforts, we have realized significant reductions in our manufacturing conversion costs. Additional charges may be incurred in future periods for further cost reduction actions.
Fresh Start Reporting. In connection with its emergence from bankruptcy on October 2, 2006, AWI adopted fresh-start reporting. For administrative convenience, we selected September 30, 2006, following the close of business, as the date to adopt fresh-start reporting. See Note 3 to the Consolidated Financial Statements for more information.
Adopting fresh-start reporting resulted in material adjustments to the historical carrying amount of reorganized Armstrong’s assets and liabilities. Certain of these adjustments impacted our statements of earnings for the periods following emergence, through changes in depreciation and amortization, costs for benefit plans, costs for hedging-related activity, inventory-related costs and WAVE’s earnings. In 2006, fresh-start reporting impacted fourth quarter earnings. Fresh-start reporting impacted all periods in 2007, with the fourth quarter’s impact being different than the first three quarters due to the revisions made to the fresh-start balance sheet based upon filing our federal income tax return in September 2007 (see Note 3 to the Consolidated Financial Statements for more information). Please see page 32 for the dollar impact of fresh-start reporting by operating expense type for each period.
Review of Strategic Alternatives. On February 15, 2007, we announced that we had initiated a review of our strategic alternatives. On February 29, 2008, we announced that we have completed the strategic review process after extensive evaluation of alternatives, including a possible sale of our individual businesses and the entire company. The Board of Directors concluded that it is in the best interest of Armstrong and its shareholders to continue to execute our strategic operating plan under our current structure as a publicly traded company. We incurred costs in conjunction with this review of $1.2 million in the first quarter of 2008.
See also “Results of Operations” for further discussion of other significant items affecting operating costs.
Factors Affecting Cash Flows
Typically, we generate cash in our operating activities. The amount of cash generated in a period is dependent on a number of factors, including the amount of operating profit generated, the amount of working capital (such as inventory, receivables and payables) required to operate our businesses and investments in property, plant & equipment and computer software (“PP&E”).
During 2008, our cash and cash equivalents decreased by $159.3 million, primarily due to a special cash dividend of $256.4 million. Net cash from operating activities of $214.2 million was partially offset by capital expenditures of $95.0 million. During 2007, our cash and cash equivalents increased by $250.5 million, as net cash from operating activities, including distributions from WAVE of $117.5 million (which included special distributions of $50.0 million) and net U.S. federal income tax refunds of $209.1 million, more than offset $300 million of voluntary debt principal prepayments and capital expenditures of $102.6 million. We also received $58.8 million in proceeds from a divestiture.
Employees
As of December 31, 2008, we had approximately 12,200 full-time and part-time employees worldwide. This compares to approximately 12,900 employees as of December 31, 2007. The decline reflects headcount reductions, primarily in the wood flooring and cabinets segments.
During 2008, we negotiated eight collective bargaining agreements and none of our locations experienced work stoppages. Throughout 2009, collective bargaining agreements covering approximately 1,900 employees at five plants are scheduled to expire.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
As part of our ongoing cost reduction efforts, in February 2009 we announced layoffs at manufacturing facilities in North America impacting approximately 600 employees. The layoffs will occur in the first and second quarters of 2009.
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
We have identified the following as our critical accounting estimates. We have discussed these critical accounting estimates with our Audit Committee.
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
Under fresh-start reporting, a reorganization value was determined and allocated to our net assets based on their relative fair values in a manner similar to the accounting provisions applied to business combinations under Statement of Financial Accounting Standards No. 141, Business Combinations. The estimates and assumptions used to derive the reorganization value and allocation of value to balance sheet accounts were inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which were beyond our control. Modification to these assumptions could have significantly changed the reorganization value, and hence the resultant fair values of our assets and liabilities.
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
The discount rate is used to determine retirement plan liabilities and to determine the interest cost component of net periodic pension and postretirement cost. Management utilizes the yield for Moody’s AA-rated long-term corporate bonds as the primary basis for determining the discount rate. The duration of the securities underlying the Moody’s AA-rated bond index is reasonably comparable to the duration of

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
our retirement plan liabilities. As of December 31, 2008, we assumed a discount rate of 5.60% compared with a discount rate of 5.85% as of December 31, 2007 for the U.S. plans. This decrease is consistent with the decrease in U.S. corporate bond yields during the year. The effects of the decreased discount rate will be amortized into earnings as described below. A one-quarter percentage point decrease in the discount rate to 5.35% would increase 2009 operating income by $0.7 million, as the resulting decrease in the interest cost component of the pension expense calculation would more than offset the increased service cost component. A one-quarter percentage point increase in the discount rate to 5.85% would reduce 2009 operating income by $0.7 million.
We have two U.S. defined benefit pension plans, a qualified funded plan and a nonqualified unfunded plan. For the funded plan, the expected long-term return on plan assets represents a long-term view of the future estimated investment return on plan assets. This estimate is determined based on the target allocation of plan assets among asset classes and input from investment professionals on the expected performance of the equity and bond markets over 10 to 20 years. Over the last 10 years, the annualized return was approximately 4.3% compared to an average expected return of 8.5%. The expected long-term return on plan assets used in determining our 2008 U.S. pension credit was 8.0%. The actual return on plan assets achieved for 2008 was -23.9%. In accordance with GAAP, this deficit will be amortized into earnings as described below. We do not expect to make cash contributions to the qualified funded plan during 2009. We have assumed a return on plan assets during 2009 of 8.0%. A one-quarter percentage point increase or decrease in this assumption would increase or decrease 2009 operating income by approximately $5.3 million. Contributions to the unfunded plan were $3.2 million in 2008 and were made on a monthly basis to fund benefit payments. We estimate the contributions to be approximately $3.3 million in 2009. See Note 19 to the Consolidated Financial Statements for more details.
The qualified funded defined benefit plan, which was previously overfunded, was underfunded in relation to its benefit obligations at December 31, 2008 primarily due to the impact of lower asset values in 2008.
The estimated inflation in health care costs represents a long-term view (5-10 years) of the expected inflation in our postretirement health care costs. We separately estimate expected health care cost increases for pre-65 retirees and post-65 retirees due to the influence of Medicare coverage at age 65, as illustrated below:

	Assumptions			Actual
	Post 65	Pre 65	Overall	Post 65	Pre 65	Overall

2007	12.0%	11.5%	11.8%	(2)%	(3)%	(2)%

2008	11.0%	10.5%	10.8%	(5)%	12%	0%

2009	10.0%	9.5%	9.8%
Actual health care cost increases were lower than expected in 2008, primarily due to favorable claims experience. In accordance with GAAP, the difference between the actual and expected health care costs is amortized into earnings as described below. As of December 31, 2008, health care cost increases are estimated to decrease by 1 percentage point per year until 2014, after which they are constant at 5%. A one percentage point increase in the assumed health care cost trend rate would reduce 2009 operating income by $1.4 million, while a one percentage point decrease in the assumed health care cost trend rate would increase 2009 operating income by $1.3 million. See Note 19 to the Consolidated Financial Statements for more details.
Actual results that differ from our various pension and postretirement plan estimates are captured as actuarial gains/losses. When certain thresholds are met, the gains and losses are amortized into future

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
earnings over the expected remaining service period of plan participants, which is approximately nine years. Changes in assumptions could have significant effects on earnings in future years.
Impairments of Long-Lived Tangible and Intangible Assets – In connection with our adoption of fresh-start reporting upon emerging from Chapter 11, all long-lived tangible and intangible assets were adjusted to fair value. We periodically review significant tangible and definite-lived intangible assets for impairment under the guidelines of the Financial Accounting Standards Board Statement No. 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). In accordance with this Statement, we review our businesses for indicators of impairment such as operating losses and/or negative cash flows. If an indication of impairment exists, we compare the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by the assets. The amount of impairment loss to be recognized is then measured by comparing the asset group’s carrying amount to its fair value. The estimate of an asset group’s fair value is based on discounted future cash flows expected to be generated by the asset group, or based on management’s estimated exit price assuming the assets could be sold in an orderly transaction between willing parties. If the fair value is less than the carrying value of the asset group, we record an impairment charge equal to the difference between the fair value and carrying value of the asset group.
Our indefinite-lived intangibles are primarily trademarks and brand names, which are integral to our corporate identity and expected to contribute indefinitely to our corporate cash flows. Accordingly, they have been assigned an indefinite life. We perform annual impairment tests on these indefinite-lived intangibles under the guidelines of the Financial Accounting Standards Board Statement No. 142 – “Goodwill and Other Intangible Assets” (“FAS 142”). These assets undergo more frequent tests if an indication of possible impairment exists.
The principal assumptions utilized in our estimates for tangible and definite-lived intangible assets include operating profit adjusted for depreciation and amortization and discount rate. The principal assumptions utilized in our estimates for indefinite-lived intangible assets include revenue growth rate, discount rate and royalty rate. Revenue growth rate and operating profit assumptions are consistent with those utilized in our operating plan and long-term financial planning process. The discount rate assumption is calculated based upon an estimated weighted average cost of equity which reflects the overall level of inherent risk and the rate of return an investor would expect to achieve. Methodologies used for valuing our tangible and intangible assets did not change from prior periods.
The cash flow estimates used in applying FAS 142 and FAS 144 are based on management’s analysis of information available at the time of the impairment test. Actual cash flows lower than the estimate could lead to significant future impairments. If subsequent testing indicates that new fair values have declined, the carrying values would be reduced and our future statements of income would be impacted.
During the fourth quarter of 2008, we recorded a non-cash impairment charge of $25.4 million to reduce the carrying amount of our Wood Flooring trademarks to their estimated fair value based on the results of our annual impairment test. The fair value was negatively affected by lower expected future cash flows due to the decline in the U.S. residential housing market.
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
While historical results have not differed materially from our estimated accruals, future experience related to these accruals could differ significantly from the estimated amounts during the year. If this occurs, we would adjust our accruals accordingly. Our sales-related accruals totaled $64.5 million and $79.7 million as of December 31, 2008 and 2007, respectively. We record the costs of these accruals as a reduction of gross sales.
Income Taxes – Our effective tax rate is primarily determined based on our pre-tax income and the statutory income tax rates in the jurisdictions in which we operate. The effective tax rate also reflects the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Some of these differences are permanent, such as expenses that are not deductible in our tax returns, and some differences are temporary, reversing over time, such as depreciation expense. Deferred tax assets are also recorded for operating loss, capital loss and tax credit carryforwards. These temporary differences create deferred income tax assets and liabilities.
Deferred income tax assets and liabilities are recognized by applying enacted tax rates to temporary differences that exist as of the balance sheet date. We record valuation allowances to reduce our deferred income tax assets if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As of December 31, 2008, we have recorded valuation allowances totaling $208.7 million for various state and foreign net operating loss, capital loss and foreign tax credit carryforwards. While we have considered future taxable income in assessing the need for the valuation allowances based on our best available projections, if these estimates and assumptions change in the future or if actual results differ from our projections, we may be required to adjust our valuation allowances accordingly. Such adjustment could be material to our Consolidated Financial Statements.
As further described in Note 17 to the Consolidated Financial Statements, our Consolidated Balance Sheet as of December 31, 2008 includes net deferred income tax assets of $691.9 million. Included in these amounts are deferred federal and state income tax assets of $357.6 million and $62.1 million, respectively, relating to federal and state net operating loss carryforwards. These net operating losses arose primarily as a result of the amounts paid to the Asbestos PI Trust in 2006. We have concluded that all but $23.8 million of these income tax benefits are more likely than not to be realized in the future.
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
ACCOUNTING PRONOUNCEMENTS EFFECTIVE IN FUTURE PERIODS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“FAS 157”), which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 was generally effective for fiscal years beginning after November 15, 2007. However the effective date for certain non-financial assets and liabilities was deferred to fiscal

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
years beginning after November 15, 2008. We do not expect any material impact from adopting the remaining portions of FAS 157.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 Revised 2007, “Business Combinations” (“FAS 141R”). FAS 141R revises the original FAS 141, while retaining the underlying concept that all business combinations be accounted for at fair value. However, FAS 141R changes the methodology of applying this concept in that acquisition costs will generally be expensed as incurred, non-controlling interests will be valued at fair value, in-process research and development will be recorded at fair value as an indefinite-lived intangible, restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition and changes in deferred income tax asset allowances after the acquisition date generally will affect income tax expense. This pronouncement applies prospectively to all business combinations whose acquisition dates are on or after the beginning of the first annual period subsequent to December 15, 2008. Additionally, under FAS 141R certain future adjustments to deferred income tax valuation allowances and uncertain tax positions recognized upon our emergence from bankruptcy will impact future earnings.
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
In November 2008 the FASB issued Emerging Issues Task Force No. 08-6 (“EITF 08-6”), “Equity Method Investment Accounting Considerations”. EITF 08-6 discusses the accounting for contingent consideration agreements of an equity method investment and the requirement for the investor to recognize its share of any impairment charges recorded by the investee. EITF 08-6 requires the investor to record share issuances by the investee as if it has sold a portion of its investment with any resulting gain or loss being reflected in earnings. EITF 08-6 is effective prospectively for interim periods and fiscal years beginning after December 15, 2008. We do not expect a material impact from the adoption of EITF 08-6.
RESULTS OF OPERATIONS
Unless otherwise indicated, net sales in these results of operations are reported based upon the location where the sale was made. Certain prior year amounts have been reclassified to conform to the current year presentation. Please refer to Note 4 to the Consolidated Financial Statements for a reconciliation of segment operating income to consolidated earnings from continuing operations before income taxes.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
2008 COMPARED TO 2007

CONSOLIDATED RESULTS

			Change is Favorable/
	Successor		(Unfavorable)
				Excluding
				Effects of
				Foreign
			As	Exchange
	Year 2008	Year 2007	Reported	Rates(1)
Net Sales:
Americas	$2,384.4	$2,614.7	(8.8)%	(9.1)%
Europe	826.0	774.4	6.7%	0.7%
Pacific Rim	182.6	160.6	13.7%	10.5%

Total Consolidated Net Sales	$3,393.0	$3,549.7	(4.4)%	(6.0)%
Cost of goods sold	2,632.0	2,687.5
SG&A expense	579.9	611.3
Intangible asset impairment	25.4	—
Restructuring charges, net	0.8	0.2
Equity earnings	(56.0)	(46.0)

Operating Income	$210.9	$296.7
Interest Expense	30.8	55.0
Other non-operating expense	1.3	1.4
Other non-operating (income)	(10.6)	(18.2)
Chapter 11 reorganization (income), net	—	(0.7)
Income tax expense	109.0	106.4
(Gain) loss from discontinued operations	(0.6)	7.5

Net earnings	$81.0	$145.3

(1)	Excludes favorable foreign exchange rate effect in translation of $56.7 million on net sales and $2.9 million on operating income.
Consolidated net sales, excluding the translation effect of changes in foreign exchange rates, declined 6%. Volume declines more than offset improvements in price realization (as described previously in “Pricing Initiatives”) and an improved mix of higher value products.
Net sales in the Americas decreased approximately 9% as volume declines across the segments offset modest improvements in price realization and product mix in the Building Products and Resilient Flooring segments.
Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets grew by $6 million. Both Building Products and Resilient Flooring had modest price realization and improved product mix to offset lower volume.
Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim increased $18 million primarily due to volume growth.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
2008 and 2007 operating expenses were impacted by several significant items. The significant items which impacted cost of goods sold (“COGS”), selling, general and administrative expenses (“SG&A”) and restructuring charges include:

Increase / (Reduction) in Expenses
		Successor
Item	Where Reported	Year 2008	Year 2007
Fresh-Start: (1)
Change in depreciation and amortization	COGS	$7.9	$2.1
Impact on hedging-related activity	COGS	—	(5.8)
Change in depreciation and amortization	SG&A	1.5	0.6

Other Significant Items:
Cost reduction initiatives expenses (2)	COGS	7.3	—
Fixed asset impairment (3)	COGS	2.9	—
Cost reduction initiatives expenses (2)	SG&A	12.7	—
Insurance settlements (4)	SG&A	(6.9)	(5.0)
Environmental accrual (5)	SG&A	—	1.1
Chapter 11 related post-emergence (income) expenses(6)	SG&A	(1.3)	7.1
Review of strategic alternatives (7)	SG&A	1.2	8.7
Intangible asset impairment (8)	Intangible asset
	impairment	25.4	—
Cost reduction initiatives expenses (2)	Restructuring	0.8	0.2

(1)	See Note 3 for more information on fresh-start reporting.

(2)	See “Factors Affecting Operating Costs” and Notes 15 and 16 for a discussion of the cost reduction initiatives.

(3)	In 2008 we recorded a fixed asset impairment charge related to certain Resilient Flooring assets.

(4)	In 2008, we received an insurance settlement related to an environmental matter. In 2007, we received an insurance settlement related to a Cabinets warehouse fire.

(5)	We recorded an increase in the environmental accrual for a previously-owned property.

(6)	These costs represent professional and administrative fees incurred primarily to resolve remaining claims related to AWI’s Chapter 11 Case and distribute proceeds to creditors, and expenses incurred by Armstrong Holdings, Inc., our former publicly held parent holding company, as it completed its plan of dissolution. In addition, 2008 includes the impact of the reversal of a contingent liability that was no longer owed to creditors after our final Chapter 11 distribution was made.

(7)	These expenses were incurred, primarily from advisors, in conducting our review of strategic alternatives.

(8)	During the fourth quarter of 2008, we recorded a non-cash impairment charge of $25.4 million to reduce the carrying amount of our Wood Flooring trademarks to their estimated fair value based on the results of our annual impairment test.
Cost of goods sold in 2008 was 77.6% of net sales, compared to 75.7% in 2007. The year-to-year increase in the percentages is primarily due to lower sales to cover fixed costs. The change in the percentages was also impacted by the items detailed in the above table.
SG&A expenses in 2008 were $579.9 million, or 17.1% of net sales compared to $611.3 million or 17.2% of net sales in 2007. The year-to-year change was primarily due to the factors detailed in the above table offset by a significant decrease in unallocated corporate expense due to lower incentive compensation costs. In addition, most businesses reduced spending in response to lower sales volumes.
During the fourth quarter of 2008, we recorded a non-cash impairment charge of $25.4 million to reduce the carrying amount of our Wood Flooring trademarks to their estimated fair value based on the results of our annual impairment test. The fair value was negatively affected by lower expected future cash flows due to the decline in the U.S. residential housing market. See Note 12 to the Consolidated Financial Statements for more information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Equity earnings, primarily from our WAVE joint venture, were $56.0 million in 2008, as compared to $46.0 million in 2007. See Note 11 for further information.
We recorded operating income of $210.9 million in 2008, compared to operating income of $296.7 million in 2007.
Interest expense was $30.8 million in 2008, compared to $55.0 million in 2007. The reduction was primarily due to lower debt balances and lower interest rates in 2008 compared to 2007.
Income tax expense from continuing operations was $109.0 million and $106.4 million in 2008 and 2007, respectively. The effective tax rate for 2008 was 57.6% as compared to a rate of 41.0% for 2007. The effective tax rate for 2008 was higher than 2007 due to additional valuation allowances on deferred state and foreign income tax assets and interest on uncertain tax positions. Partially offsetting these items was the tax benefit in 2008 for the costs incurred in 2007 for the review of strategic alternatives.
REPORTABLE SEGMENT RESULTS
Resilient Flooring

	Successor		Change is Favorable/ (Unfavorable)
				Excluding
				Effects of
				Foreign
			As	Exchange
	Year 2008	Year 2007	Reported	Rates(1)
Net Sales:
Americas	$786.2	$826.4	(4.9)%	(5.2)%
Europe	355.1	331.9	7.0%	(0.2)%
Pacific Rim	78.8	72.5	8.7%	5.9%

Total Segment Net Sales	$1,220.1	$1,230.8	(0.9)%	(3.1)%

Operating (Loss) Income	$(16.8)	$40.4

(1)	Excludes favorable foreign exchange rate effect in translation of $28.4 million on net sales and $2.5 million on operating income.
Net sales in the Americas declined $40.2 million. Volume declines due to broad weakness in residential markets and accelerating declines in commercial markets in the final two months of the year partially offset price realization and product mix improvement.
Excluding the translation effect of changes in foreign exchange rates, net sales in European markets were approximately flat as improved price and product mix offset lower volume.
Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim grew $4.4 million primarily due to improved product mix and modest price realization.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Operating income decreased significantly due to lower volume in the Americas and global raw material inflation. In addition, both 2008 and 2007 operating profit were impacted by the previously described items as detailed in the following table.

Increase / (Reduction) in Expenses
	Successor
Item	Year 2008	Year 2007
Fresh-Start: (1)
Change in depreciation and amortization	$3.3	$0.8
Impact on hedging-related activity		(1.5)

Other Significant Items:
Cost reduction initiatives expenses (2)	14.1	—
Fixed asset impairment (3)	2.9	—
Environmental accrual (4)	—	1.1

(1)	See Note 3 for more information on fresh-start reporting.

(2)	See “Factors Affecting Operating Costs” and Note 15 for a discussion of the cost reduction initiatives.

(3)	In 2008 we recorded a fixed asset impairment charge related to certain Resilient Flooring assets.

(4)	We recorded an increase in the environmental accrual for a previously-owned property.
Wood Flooring

	Successor		Change is
	Year 2008	Year 2007	(Unfavorable)
Total Segment Net Sales (1)	$624.6	$791.6	(21.1)%

Operating (Loss) Income	$(2.4)	$64.3

(1)	Virtually all Wood Flooring products are sold in the Americas, primarily in the U.S.
Net sales decreased by $167.0 million due to lower volume driven by continued declines in residential housing markets.
Operating income declined by $66.7 million, primarily due to significantly lower sales. Reduced manufacturing and SG&A costs partially offset the decline in sales. In addition, 2008 operating profit was impacted by previously described items as detailed in the following table.

Increase / (Reduction) in Expenses
	Successor
Item	Year 2008	Year 2007
Fresh-Start: (1)
Change in depreciation and amortization	$1.0	$0.2

Other Significant Items:
Intangible asset impairment (2)	25.4	—

(1)	See Note 3 for more information on fresh-start reporting.

(2)	During the fourth quarter of 2008, we recorded a non-cash impairment charge of $25.4 million to reduce the carrying amount of our Wood Flooring trademarks to their estimated fair value based on the results of our annual impairment test.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Building Products

	Successor		Change is Favorable
				Excluding
				Effects of
				Foreign
			As	Exchange
	Year 2008	Year 2007	Reported	Rates(1)
Net Sales:
Americas	$794.4	$761.5	4.3%	4.0%
Europe	470.9	442.5	6.4%	1.4%
Pacific Rim	103.8	88.1	17.8%	14.4%

Total Segment Net Sales	$1,369.1	$1,292.1	6.0%	3.8%

Operating Income	$239.7	$221.4	8.3%	7.7%

(1)	Excludes favorable foreign exchange rate effect in translation of $27.4 million on net sales and $1.2 million on operating income.
The Americas net sales increased $32.9 million. Price increases put in place to offset inflationary pressure and an improved product mix offset volume declines that accelerated in the fourth quarter. The improved product mix reflects a continued focus on developing and marketing high value products which satisfy today’s design trends and higher acoustical performance needs.
Excluding the translation effect of changes in foreign exchange rates, net sales in Europe grew by $6.4 million. The modest sales improvement was primarily due to improved price realization and volume growth in the emerging markets of Eastern Europe over the first three quarters of the year. These benefits offset growing volume declines in most Western European markets.
Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim grew $13.1 million on volume growth in Australia, China and India. The pace of growth in China and India significantly slowed in the fourth quarter of the year.
Operating income grew by $18.3 million. Price realization, improved product mix and higher income from WAVE more than offset inflation in input costs and volume declines. In addition, 2008 and 2007 operating profit were impacted by previously described items as detailed in the following table.

Increase / (Reduction) in Expenses
	Successor
Item	Year 2008	Year 2007
Fresh-Start: (1)
Change in depreciation and amortization	$4.2	$1.1
Impact on hedging-related activity	—	(4.3)

Other Significant Items:
Cost reduction initiatives expenses (2)	—	0.2

(1)	See Note 3 for more information on fresh-start reporting.

(2)	These expenses relate to the closure of a Building Products plant in The Netherlands. Production ceased at this plant in 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Cabinets

	Successor		Change is
	Year 2008	Year 2007	(Unfavorable)
Total Segment Net Sales (1)	$179.2	$235.2	(23.8)%

Operating (Loss) Income	$(6.7)	$10.5

(1)	All Cabinet products are sold in the U.S.
Net sales declined $56.0 million on significant volume declines related to further deterioration in the U.S. housing markets.
Operating income was $17.2 million worse than the prior year, primarily due to the decline in sales. In addition, 2007 operating profit was impacted by the previously described item as detailed in the following table.

Increase / (Reduction) in Expenses
	Successor
Item	Year 2008	Year 2007
Other Significant Items:
Insurance settlement(1)	—	$(5.0)

(1)	We received an insurance settlement related to a warehouse fire.
Unallocated Corporate
Unallocated corporate expense of $2.9 million in 2008 decreased from $39.9 million in 2007. The decrease was primarily due to lower incentive compensation expense and reduced costs related to Chapter 11 and our review of strategic alternatives. In addition to costs related to Chapter 11 and our review of strategic alternatives, 2008 and 2007 operating profit were also impacted by previously described items as detailed in the following table.

Increase / (Reduction) in Expenses
	Successor
Item	Year 2008	Year 2007
Fresh-Start: (1)
Change in depreciation and amortization	$0.9	$0.6

Other Significant Items:
Cost reduction initiatives expenses (2)	6.7	—
Environmental insurance settlement (3)	(6.9)	—
Chapter 11 related post-emergence expenses (4)	(1.3)	7.1
Review of strategic alternatives (5)	1.2	8.7

(1)	See Note 3 for more information on fresh-start reporting.

(2)	Represents costs for corporate severances, partially offset by related reductions in stock compensation expense, and restructuring costs.

(3)	We received an insurance settlement related to an environmental matter.

(4)	These costs represent professional and administrative fees incurred primarily to resolve remaining claims related to AWI’s Chapter 11 Case and distribute proceeds to creditors, and expenses incurred by Armstrong Holdings, Inc., our former publicly held parent holding company, as it completed its plan of dissolution. In addition, 2008 includes the impact of the reversal of a contingent liability that was no longer owed to creditors after our final Chapter 11 distribution was made.

(5)	These expenses were incurred, primarily from advisors, in conducting our review of strategic alternatives.

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
As shown on the Consolidated Statements of Cash Flows, our cash and cash equivalents balance decreased by $159.3 million in 2008 compared to an increase of $250.5 million in 2007.
Operating activities in 2008 provided $214.2 million of net cash, primarily due to cash earnings and distributions from WAVE of $61.0 million (which includes a special distribution of $5.5 million). These were partially offset by a reduction in accounts payable and accrued expenses of $88.2 million, primarily due to lower activity and the payment of incentive accruals during the first quarter of 2008. Operating activities in 2007 provided $575.2 million of net cash, primarily due to cash earnings, net U.S. federal income tax refunds of $209.1 million and distributions from WAVE of $117.5 million (which includes special distributions of $50.0 million).
Investing activities in 2008 used $75.7 million of cash primarily due to capital expenditures of $95.0 million, partially offset by a special distribution from WAVE of $19.5 million, which was classified as a return of investment. Investing activities in 2007 used $36.7 million of cash primarily due to capital expenditures of $102.6 million partially offset by proceeds received from the divestiture of a business of $58.8 million.
Financing activities in 2008 used $277.0 million primarily due to a special cash dividend of $256.4 million. Financing activities used $305.4 million of cash in 2007 primarily due to voluntary principal debt prepayments of $300 million.
Balance Sheet and Liquidity
Changes in significant balance sheet accounts and groups of accounts from December 31, 2007 to December 31, 2008 are as follows:

	Successor Company
	December 31,	December 31,
	2008	2007	Decrease
Cash and cash equivalents	$355.0	$514.3	$(159.3)

Current assets, excluding cash and cash equivalents	906.5	976.2	(69.7)

Current assets	$1,261.5	$1,490.5	$(229.0)

The decrease in cash and cash equivalents was described above (see “Cash Flow”). The decrease in current assets, excluding cash and cash equivalents, is primarily due to lower levels of accounts receivable due to lower sales in November and December of 2008 compared to the comparative periods of 2007.

	December 31,	December 31,
	2008	2007	Decrease
Property, plant and equipment, less accumulated depreciation and amortization (“PP&E”)	$954.2	$1,012.8	$(58.6)

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
The decrease in PP&E was primarily due to depreciation of $135.5 million and the effects of foreign exchange of approximately $20 million. These were partially offset by capital expenditures of $95.0 million.

	December 31,	December 31,
	2008	2007	Decrease
Prepaid pension costs	$0.3	$708.0	$(707.7)
The decrease in prepaid pension costs occurred primarily because four of our previously overfunded pension plans became underfunded in relation to their benefit obligations as of December 31, 2008 primarily due to the impact of lower asset values in 2008. Therefore, the net underfunded position of these pension plans is recorded within Pension Benefit Liabilities.

	December 31,	December 31,
	2008	2007	Decrease
Investment in affiliates	$208.2	$232.6	$(24.4)
The decrease in investments in affiliates was primarily due to distributions from WAVE of $80.5 million (including a special distribution of $25 million) partially offset by equity earnings of $56.0 million.

	December 31,	December 31,	Increase
	2008	2007	(Decrease)
Deferred income tax assets, current	$14.4	$43.5	$(29.1)
Deferred income tax assets, noncurrent	219.6	424.5	(204.9)
Deferred income tax liabilities, current	(4.6)	(29.5)	24.9
Deferred income tax liabilities, noncurrent	(9.0)	(471.4)	462.4

	$220.4	$(32.9)	$253.3

See Note 17 for further information on income taxes.

	December 31,	December 31,	Increase
	2008	2007	(Decrease)
Current installments of long-term debt	$40.9	$24.7	$16.2
Long-term debt, less current installments	454.8	485.8	(31.0)

Long-term debt	$495.7	$510.5	$(14.8)

The decrease in long-term debt was primarily due to scheduled debt repayments of $20.9 million.
Liquidity
Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal needs. On October 2, 2006, Armstrong executed a $1.1 billion senior credit facility with Bank of America, N.A., JPMorgan Chase Bank, N.A. and Barclays Bank PLC. This facility was made up of a $300 million revolving credit facility (with a $150 million sublimit for letters of credit), a $300 million Term Loan A (due in 2011), and a $500 million Term Loan B (due in 2013). There were no outstanding borrowings under the revolving credit facility, but $49.6 million in letters of credit were outstanding as of December 31, 2008 and, as a result, availability under the revolving credit facility was $250.4 million.
On December 31, 2008 we also had outstanding letters of credit totaling $10.4 million arranged with another bank. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary.
As of December 31, 2008, we have $355.0 million of cash and cash equivalents, $202.5 million in the U.S. and $152.5 million in various foreign jurisdictions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
On February 25, 2008, we executed an amendment to our senior credit facility. This amendment (a) permits us to make “Special Distributions,” including dividends (such as the special cash dividend described below) or other distributions (whether in cash, securities or other property) of up to an aggregate of $500 million at any time prior to February 28, 2009, (b) requires that we maintain minimum domestic liquidity of at least $100 million as of March 31, June 30, September 30 and December 31 of each year, which may be comprised of a combination of cash and cash equivalents and undrawn commitments under our revolving credit facility and (c) increases by 0.25% the borrowing margins in the pricing grid set forth in the facility for the revolving credit facility and Term Loan A. We do not anticipate extending the amendment beyond February 28, 2009. As of December 31, 2008 our domestic liquidity was $452.9 million.
In addition to the minimum domestic liquidity covenant, our credit facility contains two other financial covenants: minimum Interest Coverage (minimum 3.00 to 1.00) and maximum Indebtedness to EBITDA (Earnings Before Interest Taxes and Depreciation) (maximum 3.75 to 1.00), as defined in the credit facility (incorporated in this 10-K as Exhibit 10.10). As of December 31, 2008 our consolidated interest coverage ratio was 12.98 to 1.00 and our indebtedness to EBITDA was 1.24 to 1.00. Management believes that based on current financial projections the likelihood of default under these covenants is unlikely. Fully borrowing under our revolving credit facility, provided we maintain minimum domestic liquidity of $100 million, would not violate these covenants.
Prepayments of the loans under the senior credit facility are required unless (a) the Consolidated leverage ratio is less than or equal to 2.5:1.0, and (b) debt ratings from S&P is BB (stable) or better and from Moody’s is Ba2 (stable) or better. If required, the prepayment amount would be 50% of Consolidated Excess Cash Flow (as defined in the credit facility, incorporated in this 10-K as Exhibit 10.10). Mandatory prepayments have not occurred since the inception of the agreement. Our current debt rating from S&P is BB (stable) and from Moody’s is Ba2 (stable).
On February 25, 2008, our Board of Directors declared a special cash dividend of $4.50 per common share, payable on March 31, 2008, to shareholders of record on March 11, 2008. This special cash dividend resulted in an aggregate payment to our shareholders of $256.4 million. The Board will continue to evaluate the return of cash to shareholders based on factors including actual and forecasted operating results, the outlook for global economies and credit markets, and the Company’s current and forecasted capital requirements.
As of December 31, 2008, our foreign subsidiaries had available lines of credit totaling $32.3 million, of which $2.8 million was used and $4.9 million was available only for letters of credit and guarantees, leaving $24.6 million of unused lines of credit available for foreign borrowings. However, these lines of credit are uncommitted, and poor operating results or credit concerns at the related foreign subsidiaries could result in the lines being withdrawn by the lenders. We have been able to maintain and, as needed, replace credit facilities to support our foreign operations.
In October 2007 we received $178.7 million of federal income tax refunds (see Note 17). Upon receipt of the refunds, AWI recorded a liability of $144.6 million in the fourth quarter of 2007. The tax refunds are subject to examination and adjustment by the Internal Revenue Service (“IRS”) under its normal audit procedure. We are currently under examination for the 2005 and 2006 tax years.
We believe that cash on hand and generated from operations, together with lines of credit and the availability under the $300 million revolving credit facility, will be adequate to address our foreseeable liquidity needs based on current expectations of our business operations and for scheduled payments of debt obligations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
2007 COMPARED TO 2006
CONSOLIDATED RESULTS

	Successor	Successor	Predecessor	Combined	Change is Favorable/ (Unfavorable)
		Three	Nine			Excluding
		Months	Months			Effects of
		Ended	Ended			Foreign
		December 31,	September 30,			Exchange
	Year 2007	2006	2006	Year 2006	Reported	Rates(1)
Net Sales:
Americas	$2,614.7	$606.9	$2,011.3	$2,618.2	(0.1)%	(0.4)%
Europe	774.4	172.2	499.4	671.6	15.3%	6.0%
Pacific Rim	160.6	38.2	97.9	136.1	18.0%	10.6%

Total Consolidated Net Sales	$3,549.7	$817.3	$2,608.6	$3,425.9	3.6%	1.3%
Cost of goods sold	2,687.5	660.9	2,030.2	2,691.1
SG&A expense	611.3	143.5	415.5	559.0
Restructuring charges, net	0.2	1.7	10.0	11.7
Equity earnings	(46.0)	(5.3)	(41.4)	(46.7)

Operating Income	$296.7	$16.5	$194.3	$210.8
Interest Expense	55.0	13.4	5.2	18.6
Other non-operating expense	1.4	0.3	1.0	1.3
Other non-operating (income)	(18.2)	(4.3)	(7.2)	(11.5)
Chapter 11 reorganization (income), net	(0.7)	—	(1,955.5)	(1,955.5)
Income tax expense	106.4	3.8	726.6	730.4
Loss from discontinued operations	7.5	1.1	68.4	69.5

Net earnings	$145.3	$2.2	$1,355.8	$1,358.0

(1)	Excludes favorable foreign exchange rate effect in translation of $78.4 million on net sales and $2.1 million on operating income.
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

Increase / (Reduction) in Expenses
		Successor	Successor	Predecessor
			Three	Nine
			Months	Months
			Ended	Ended
Item	Where Reported	Year 2007	December 31, 2006	September 30, 2006
Fresh-Start: (1)
Change in depreciation and amortization	COGS	$(2.1)	$(1.3)	—
Change in costs for benefit plans	COGS	(20.2)	(4.6)	—
Impact on hedging-related activity	COGS	(5.8)	(1.0)	—
Inventory-related costs	COGS	—	29.6	—
Change in depreciation and amortization	SG&A	11.6	2.8	—
Change in costs for benefit plans	SG&A	(11.3)	(2.3)	—
Inventory-related costs (WAVE)	Equity Earnings	—	3.7	—
Expenses from WAVE step-up	Equity Earnings	6.7	1.7	—

Other Significant Items:
Business interruption claim(2)	COGS	—	(4.7)	—
Cost reduction initiatives expenses(3)	COGS	—	0.7	$10.3
Product warranty accrual(4)	COGS	—	—	3.3
Contribution to Armstrong Foundation(5)	SG&A	—	—	5.0
Liability settlement related to a divested business(6)	SG&A	—		2.8
Patent infringement settlement(7)	SG&A	—	—	(8.6)
Cost reduction initiatives expenses(3)	SG&A	—	—	7.4
Gain on sale of properties(8)	SG&A	—	—	(17.0)
Insurance settlement(9)	SG&A	(5.0)	—	—
Environmental accrual(10)	SG&A	1.1	—	—
Chapter 11 related post-emergence expenses(11)	SG&A	7.1	4.6	—
Review of strategic alternatives(12)	SG&A	8.7	—	—
Cost reduction initiatives expenses(3)	Restructuring	0.2	1.6	10.1

(1)	See Note 3 for more information on fresh-start reporting.

(2)	In the fourth quarter of 2006, we received the final payment for a business interruption claim.

(3)	See “Factors Affecting Operating Costs” and Note 16 for a discussion on the cost reduction expenses.

(4)	The majority of the product warranty accrual increase was from revising certain assumptions that were used in prior periods when estimating the accrual.

(5)	We made a contribution to the Armstrong Foundation (a community giving program funded by Armstrong) in the third quarter of 2006.

(6)	We settled a liability related to a previously divested business in the third quarter of 2006 for an amount greater than what was previously accrued.

(7)	In the first quarter of 2006, we recorded a gain from the settlement of a patent infringement case.

(8)	During the year 2006, we recorded a gain from the sale of two buildings.

(9)	We received an insurance settlement related to a Cabinets warehouse fire.

(10)	We recorded an increase in the environmental accrual for a previously-owned property.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)

(11)	These costs represent professional and administrative fees incurred primarily to resolve remaining claims related to AWI’s Chapter 11 Case and distribute proceeds to creditors, and expenses incurred by Armstrong Holdings, Inc. as it completed its plan of dissolution.

(12)	These expenses were incurred, primarily from advisors, in conducting our review of strategic alternatives.
Cost of goods sold in 2007 was 75.7% of net sales, compared to 78.6% in 2006. The year-to-year change in the percentages is primarily due to the items detailed in the above table. In addition, 2007 benefited from higher selling prices, primarily in Building Products, and better manufacturing performance across most segments, which more than offset raw material inflation in Building Products and Wood Flooring.
SG&A expenses in 2007 were $611.3 million, or 17.2% of net sales compared to $559.0 million or 16.3% of net sales in 2006. The year-to-year change in the percentages was primarily due to the factors detailed in the above table. In addition, unallocated corporate expense increased due to higher benefit plan costs. Building Products increased spending to support its sales growth, but at a rate below the growth in sales.
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
Net Chapter 11 reorganization income in 2007 was $0.7 million compared to $1,955.5 million recorded in 2006. See Note 1 to the Consolidated Financial Statements for a detailed breakout of the 2007 and 2006 amounts.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
REPORTABLE SEGMENT RESULTS
Resilient Flooring

					Change is Favorable/
	Successor	Successor	Predecessor	Combined	(Unfavorable)
		Three	Nine			Excluding
		Months	Months			Effects of
		Ended	Ended			Foreign
		December 31,	September 30,		As	Exchange
	Year 2007	2006	2006	Year 2006	Reported	Rates(1)
Net Sales:
Americas	$826.4	$187.0	$662.6	$849.6	(2.7)%	(3.1)%
Europe	331.9	74.2	223.2	297.4	11.6%	2.0%
Pacific Rim	72.5	17.3	43.6	60.9	19.0%	11.5%

Total Segment Net Sales	$1,230.8	$278.5	$929.4	$1,207.9	1.9%	(1.1)%

Operating Income (Loss)	$40.4	$(1.2)	$12.6	$11.4

(1)	Excludes favorable foreign exchange rate effect in translation of $35.9 million on net sales and $1.5 million on operating income.
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

Increase / (Reduction) in Expenses
	Successor	Successor	Predecessor
		Three	Nine
		Months	Months
		Ended	Ended
		December 31,	September 30,
Item	Year 2007	2006	2006
Fresh-Start: (1)
Change in depreciation and amortization	$(1.0)	$(0.8)	—
Change in costs for benefit plans	(5.5)	(0.8)	—
Impact on hedging-related activity	(1.5)	(0.2)	—
Inventory-related costs	—	7.2	—

Other Significant Items:
Business interruption claim (2)	—	(4.7)	—
Cost reduction initiative expenses (3)	—	0.8	$26.6
Gain on sale of properties (4)	—	—	(17.0)
Environmental accrual (5)	1.1	—	—

(1)	See Note 3 for more information on fresh-start reporting.

(2)	In the fourth quarter of 2006, we received the final payment for a business interruption claim.

(3)	See “Factors Affecting Operating Costs” for a discussion on the cost reduction expenses.

(4)	During 2006, we recorded a gain from the sale of two buildings.

(5)	We recorded an increase in the environmental accrual for a previously-owned property.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Wood Flooring

	Successor	Successor	Predecessor	Combined
		Three	Nine
		Months	Months
		Ended	Ended
		December 31,	September 30,		Change is
	Year 2007	2006	2006	Year 2006	(Unfavorable)
Total Segment Net Sales (1)	$791.6	$192.6	$645.0	$837.6	(5.5)%

Operating Income	$64.3	$(0.2)	$46.2	$46.0
(1)	Virtually all Wood Flooring products are sold in the Americas, primarily in the U.S.
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

Increase / (Reduction) in Expenses
	Successor	Successor	Predecessor
		Three	Nine
		Months	Months
		Ended	Ended
		December 31,	September 30,
Item	Year 2007	2006	2006
Fresh-Start: (1)
Change in depreciation and amortization	$(13.3)	$(3.4)	—
Inventory-related costs	—	12.4	—

Other Significant Items:
Cost reduction initiatives expenses (2)	—	1.4	$0.7
Product warranty accrual (3)	—	—	3.3

(1)	See Note 3 for more information on fresh-start reporting.

(2)	These expenses related primarily to the shutdown of manufacturing plants in Nashville, Tennessee and Searcy, Arkansas.

(3)	The majority of the product warranty accrual increase was from revising certain assumptions that were used in prior periods when estimating the accrual.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Building Products

	Successor	Successor	Predecessor	Combined	Change is Favorable
		Three	Nine			Excluding
		Months	Months			Effects of
		Ended	Ended			Foreign
		December 31,	September 30,		As	Exchange
	Year 2007	2006	2006	Year 2006	Reported	Rates(1)
Net Sales:
Americas	$761.5	$170.8	$529.3	$700.1	8.8%	8.3%
Europe	442.5	98.0	276.2	374.2	18.3%	9.1%
Pacific Rim	88.1	20.9	54.3	75.2	17.2%	9.8%

Total Segment Net Sales	$1,292.1	$289.7	$859.8	$1,149.5	12.4%	8.7%

Operating Income	$221.4	$24.9	$152.9	$177.8

(1)	Excludes favorable foreign exchange rate effect in translation of $40.7 million on net sales and $3.5 million on operating income.
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

Increase / (Reduction) in Expenses
	Successor	Successor	Predecessor
		Three	Nine
		Months	Months
		Ended	Ended
		December 31,	September 30,
Item	Year 2007	2006	2006
Fresh-Start: (1)
Change in depreciation and amortization	$22.1	$5.2	—
Change in costs for benefit plans	(6.3)	(1.3)	—
Impact on hedging-related activity	(4.3)	(0.8)	—
Inventory-related costs	—	9.2	—
Inventory-related costs (WAVE)	—	3.7	—
Expenses from WAVE step-up	6.7	1.7	—

Other Significant Items:
Cost reduction initiatives expenses (2)	0.2	0.1	$0.6

(1)	See Note 3 for more information on fresh-start reporting.

(2)	These expenses related to the closure of a plant in The Netherlands.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Cabinets

	Successor	Successor	Predecessor	Combined
		Three	Nine
		Months	Months
		Ended	Ended
		December 31,	September 30,		Change is
	Year 2007	2006	2006	Year 2006	Favorable
Total Segment Net Sales (1)	$235.2	$56.5	$174.4	$230.9	1.9%
Operating Income	$10.5	$0.2	$6.1	$6.3

(1)	All Cabinet products are sold in the U.S.
Net sales grew $4.3 million as growth in the first half of the year was largely offset by declines in the second half related to deterioration in the U.S. housing market.
Operating income grew $4.2 million due to the previously described items as detailed in the following table. In addition, operating income was reduced by manufacturing inefficiencies.

Increase / (Reduction) in Expenses
	Successor	Successor	Predecessor
		Three	Nine
		Months	Months
		Ended	Ended
		December 31,	September 30,
Item	Year 2007	2006	2006
Fresh-Start: (1)
Change in depreciation and amortization	$(0.3)	$0.1	—
Inventory-related costs	—	0.8	—

Other Significant Items:
Insurance settlement(2)	(5.0)	—	—

(1)	See Note 3 for more information on fresh-start reporting.

(2)	We received an insurance settlement related to a warehouse fire.

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

Increase / (Reduction) in Expenses
	Successor	Successor	Predecessor
		Three	Nine
		Months	Months
		Ended	Ended
		December 31,	September 30,
Item	Year 2007	2006	2006
Fresh-Start: (1)
Change in depreciation and amortization	$2.0	$0.3	—
Change in costs for benefit plans	(19.7)	(4.8)	—

Other Significant Items:
Cost reduction initiatives expenses (2)	—	—	$(0.1)
Contribution to Armstrong Foundation (3)	—	—	5.0
Liability settlement related to a divested business (4)	—	—	2.8
Patent infringement settlement (5)	—	—	(8.6)
Chapter 11 related post-emergence expenses(6)	7.1	4.6
Review of strategic alternatives (7)	8.7	—	—

(1)	See Note 3 for more information on fresh-start reporting.

(2)	These costs related primarily to cost reduction actions that were initiated in prior years.

(3)	We made a contribution to the Armstrong Foundation (a community giving program funded by Armstrong) in the third quarter of 2006.

(4)	We settled a liability related to a previously divested business in the third quarter of 2006 for an amount greater than what was previously accrued.

(5)	In the first quarter of 2006, we recorded a gain from the settlement of a patent infringement case.

(6)	These costs represent professional and administrative fees incurred primarily to resolve remaining claims related to AWI’s Chapter 11 Case and distribute proceeds to creditors, and expenses incurred by Armstrong Holdings, Inc. as it completed its plan of dissolution.

(7)	These expenses were incurred, primarily from advisors, in conducting our review of strategic alternatives.
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
CONTRACTUAL OBLIGATIONS
As part of our normal operations, we enter into numerous contractual obligations that require specific payments during the term of the various agreements. The following table includes amounts ongoing under contractual obligations existing as of December 31, 2008. Only known payments that are dependent solely on the passage of time are included. Obligations under contracts that contain minimum payment amounts are shown at the minimum payment amount. Contracts that have variable payment structures without minimum payments are excluded. Purchase orders that are entered into in the normal course of business are also excluded because they are generally cancelable and not legally binding. Amounts are presented below based upon the currently scheduled payment terms. Actual future payments may differ from the amounts presented below due to changes in payment terms or events leading to payments in addition to the minimum contractual amounts.

	2009	2010	2011	2012	2013	Thereafter	Total

Long-Term Debt	$40.9	$32.3	$234.8	$3.5	$184.1	$0.1	$495.7
Scheduled Interest Payments (1)	15.0	16.1	16.8	10.2	8.1	—	66.2
Capital Lease Obligations (2)	—	—	—	—	—	0.1	0.1
Operating Lease Obligations (2)	14.9	10.6	6.7	3.5	2.1	4.7	42.5
Unconditional Purchase Obligations (3)	13.8	12.6	1.7	0.4	—	—	28.5
Other Long-Term Obligations (4), (5)	9.3	0.4	0.1	—	—	—	9.8

Total Contractual Obligations	$93.9	$72.0	$260.1	$17.6	$194.3	$4.9	$642.8

(1)	For debt with variable interest rates, we projected future interest payments based on January 31, 2009 interest rates.

(2)	Capital and operating lease obligations include the minimum lease payments due under existing lease agreements with noncancelable lease terms in excess of one year.

(3)	Unconditional purchase obligations include (a) purchase contracts whereby we must make guaranteed minimum payments of a specified amount regardless of how little material is actually purchased (“take or pay” contracts) and (b) service agreements. Unconditional purchase obligations exclude contracts entered into during the normal course of business that are non-cancelable and have fixed per unit fees, but where the monthly commitment varies based upon usage. Cellular phone contracts are an example.

(4)	Other long-term obligations include payments under severance agreements.

(5)	Other long-term obligations does not include $174.4 million of liabilities under FIN 48. Of this amount, $146.4 million relates to the utilization of a 10-year carryback of net operating losses created by funding the Asbestos PI Trust under AWI’s POR in October 2006. Due to the uncertainty relating to this and other positions, we are unable to reasonably estimate the ultimate amount or timing of the settlement of these issues. See Note 17 to the Consolidated Financial Statements for more information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
We have issued financial guarantees to assure payment on behalf of our subsidiaries in the event of default on various debt and lease obligations in the table above. We have not issued any guarantees on behalf of joint-venture or unrelated businesses.
We are party to supply agreements, some of which require the purchase of inventory remaining at the supplier upon termination of the agreement. The last such agreement will expire in 2010. Had these agreements terminated at December 31, 2008, Armstrong would have been obligated to purchase approximately $17.5 million of inventory. Historically, due to production planning, we have not had to purchase material amounts of product at the end of similar contracts. Accordingly, no liability has been recorded for these guarantees.
As part of our executive compensation plan, certain current and former executives participate in a split-dollar insurance program where we are responsible for remitting the premiums. Since 1998, the program was closed to new participants. As of December 31, 2008, we carried a cash surrender value asset of $9.0 million related to this program. Should we discontinue making premium payments, the insured executives have the right to the entire policy cash surrender value. In light of the Sarbanes-Oxley Act, we believe it is inappropriate to make the premium payments for three of the executives participating in this plan. As a result, we have required these three individuals to make the premium payments to continue the policy.
We utilize lines of credit and other commercial commitments in order to ensure that adequate funds are available to meet operating requirements. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of our failure to pay our obligations to the beneficiary. This table summarizes the commitments we have available for use as of December 31, 2008. Letters of credit are currently arranged through our revolving credit facility. Certain letters of credit arranged with another bank prior to our Chapter 11 filing remain outstanding.

	Total	Less
Other Commercial	Amounts	Than 1	1 – 3	4 – 5	Over 5
Commitments	Committed	Year	Years	Years	Years

Letters of Credit	$60.0	$49.6	$10.4	—	—
In addition, we have lines of credit for certain international operations totaling $32.3 million, of which $2.8 million was used and $4.9 million was only available for letters or credit and guarantees, leaving $24.6 million available to ensure funds are available to meet operating requirements.
In disposing of assets, AWI and some subsidiaries have entered into contracts that included various indemnity provisions, covering such matters as taxes, environmental liabilities and asbestos and other litigation. Some of these contracts have exposure limits, but many do not. Due to the nature of the indemnities, it is not possible to estimate the potential maximum exposure under these contracts. For contracts under which an indemnity claim has been received, a liability of $5.8 million has been recorded as of December 31, 2008. See Note 32 of the Consolidated Financial Statements for additional information.
RELATED PARTIES
See Note 31 of the Consolidated Financial Statements for a discussion of our relationship with WAVE.
Related party transactions with executives and outside directors are discussed in Item 13 — Certain Relationships and Related Transactions, and Director Independence.

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
Interest Rate Sensitivity
Armstrong is subject to interest rate variability on its Term Loan A, Term Loan B, revolving credit facility and other borrowings. There were no borrowings under the revolving credit facility as of December 31, 2008. A hypothetical increase of one-quarter percentage point in interest rates from December 31, 2008 levels would increase 2009 interest expense by approximately $1.2 million.
The table below provides information about our long-term debt obligations as of December 31, 2008, including payment requirements and related weighted-average interest rates by scheduled maturity dates. The information is presented in U.S. dollar equivalents, which is our reporting currency.

Successor Company
Scheduled maturity date										After
($ millions)	2009	2010		2011		2012		2013		2014	Total
As of December 31, 2008
Long-term debt:
Fixed rate	$9.9	<$	0.1	<$	0.1	<$	0.1	<$	0.1	<$ 0.1	$10.0
Avg. interest rate	6.19%		5.22%		5.63%		5.63%		5.63%	5.63%	6.19%

Variable rate	$31.0		$32.3		$234.8		$3.5		$184.1	—	$485.7
Avg. interest rate	1.91%		2.04%		2.01%		2.26%		2.26%	—	2.10%
In February 2009 we entered into interest rate swaps with a total notional amount of $100 million that mature in December 2009. Under the terms of the swaps, we receive 1-month LIBOR and pay a fixed rate over the hedged period. These swaps are designated as cash flow hedges to hedge against changes in LIBOR for a portion of our variable rate debt.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Exchange Rate Sensitivity
We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement. We have used foreign currency forward exchange contracts to reduce our remaining exposure. At December 31, 2008, our major foreign currency exposures are to the Euro, the Canadian dollar and the British pound. A 10% change of all currencies against the U.S. dollar compared to December 31, 2008 levels would impact our 2009 earnings before income taxes by approximately $3 million, including the impact of current foreign currency forward exchange contracts.
We also use foreign currency forward exchange contracts to hedge exposures created by cross-currency intercompany loans.
The table below details our outstanding currency instruments as of December 31, 2008.

On balance sheet foreign exchange related derivatives
Successor Company	Maturing in:
As of December 31, 2008	2009	2010	Total
Notional amounts (millions)	$120.0	$1.7	$121.7
Assets at fair value (millions)	$7.3	$0.1	$7.4
Commodity Price Sensitivity
We purchase natural gas for use in the manufacture of ceiling tiles and other products, as well as to heat many of our facilities. As a result, we are exposed to movements in the price of natural gas. We have a policy of reducing North American natural gas cost volatility through derivative instruments, including forward swap contracts, purchased call options and zero-cost collars. A 10% increase in North American natural gas prices compared to December 31, 2008 prices would increase our expenses by approximately $0.9 million. The table below provides information about our natural gas contracts as of December 31, 2008 that are sensitive to changes in commodity prices. Notional amounts are in millions of Btu’s (“MMBtu”), while the contract price ranges are shown as the price per MMBtu..

On balance sheet commodity related derivatives
Successor Company	Maturing in:
As of December 31, 2008	2009	2010	Total
Contract amounts (MMBtu)	4,350,000	1,580,000	5,930,000
Contract price range ($/MMBtu)	$7.60 – $13.45	$6.31 – $10.40	$6.31 – $13.45
Liabilities at fair value (millions)	($12.2)	($1.3)	($13.5)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SUPPLEMENTARY DATA
Quarterly Financial Information for the Years Ended December 31, 2008 and 2007 (Unaudited)
The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Earnings for the Years Ended December 31, 2008 (Successor Company) and 2007 (Successor Company), the Three Month Period Ended December 31, 2006 (Successor Company) and the Nine Month Period Ended September 30, 2006(1) (Predecessor Company)
Consolidated Balance Sheets as of December 31, 2008 (Successor Company) and 2007 (Successor Company)
Consolidated Statements of Shareholders’ Equity (Deficit) for the Years Ended December 31, 2008 (Successor Company) and 2007 (Successor Company), the Three Month Period Ended December 31, 2006 (Successor Company) and the Nine Month Period Ended September 30, 2006(1) (Predecessor Company)
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 (Successor Company) and 2007 (Successor Company), the Three Month Period Ended December 31, 2006 (Successor Company) and the Nine Month Period Ended September 30, 2006(1) (Predecessor Company)
Notes to Consolidated Financial Statements
Schedule II for the Years Ended December 31, 2008 (Successor Company) and 2007 (Successor Company), the Three Month Period Ended December 31, 2006 (Successor Company) and the Nine Month Period Ended September 30, 2006(1) (Predecessor Company)

(1)	The financial statements for the nine month period ended September 30, 2006 include the effects of the Plan of Reorganization and fresh-start reporting in accordance with SOP 90-7 (see Note 3 to the Consolidated Financial Statements).

QUARTERLY FINANCIAL INFORMATION
ARMSTRONG WORLD INDUSTRIES, INC. (unaudited)

	Successor Company
(millions except for per share data)	First	Second	Third	Fourth

2008
Net sales	$828.2	$926.8	$929.6	$708.4
Gross profit	185.9	225.2	211.7	138.2

Net earnings (loss) from continuing operations	15.1	52.4	39.1	(26.2)
Per share of common stock:
Basic	$0.27	$0.93	$0.69	$(0.46)
Diluted	$0.26	$0.91	$0.69	$(0.46)

Net earnings (loss)	15.2	52.4	38.9	(25.5)
Per share of common stock:
Basic	$0.27	$0.93	$0.69	$(0.45)
Diluted	$0.27	$0.91	$0.69	$(0.45)

Price range of common stock—high	$40.98	$39.44	$40.19	$28.94
Price range of common stock—low	$26.25	$28.92	$27.10	$13.79

Dividends paid per share	$4.50	—	—	—

	Successor Company
	First	Second	Third	Fourth

2007
Net sales	$863.4	$920.6	$913.3	$852.4
Gross profit	201.6	233.4	229.2	198.0

Net earnings from continuing operations	30.7	52.7	48.4	21.0
Per share of common stock:
Basic	$0.55	$0.94	$0.86	$0.37
Diluted	$0.55	$0.93	$0.85	$0.37

Net earnings	26.0	51.6	48.1	19.6
Per share of common stock:
Basic	$0.47	$0.92	$0.86	$0.35
Diluted	$0.46	$0.91	$0.85	$0.34

Price range of common stock—high	$56.72	$57.48	$52.47	$44.28
Price range of common stock—low	$41.55	$49.85	$35.04	$38.00
There were no dividends paid in 2007.
Note: The net sales and gross profit amounts reported above are reported on a continuing operations basis. The sum of the quarterly earnings per share data may not equal the total year amounts due to changes in the average shares outstanding and, for diluted data, the exclusion of the antidilutive effect in certain quarters.

Fourth Quarter 2008 Compared With Fourth Quarter 2007
Net sales of $708.4 million in the fourth quarter of 2008 decreased from net sales of $852.4 million in the fourth quarter of 2007, a decrease of 16.9%. Excluding the unfavorable effects of foreign exchange rates of $27.5 million, net sales decreased 13.8%. Continuing declines in domestic residential markets were exacerbated by escalating weakness in domestic and international commercial markets. Resilient Flooring net sales decreased 10.9%, excluding the unfavorable effects of foreign exchange rates. Volume declines due to broad weakness in residential markets and accelerating declines in commercial markets primarily offset product mix improvement. Wood Flooring net sales decreased by 34.1% primarily due to lower volume driven by continued declines in residential housing markets. Building Products net sales decreased by 2.5%, excluding the unfavorable effects of foreign exchange rates of $14.6 million. Improved product mix and better price realization offset volume declines across all geographies. Cabinets net sales decreased by 27% on significant volume declines related to further deterioration in the U.S. housing markets. Net sales decreased 18.1% in the Americas. Excluding the unfavorable effects of foreign exchange rates of $20.9 million, Europe net sales decreased 7.4% and Pacific Rim sales increased 3.3%.
2008 and 2007 operating expenses were impacted by several significant items. The significant items which impacted cost of goods sold (“COGS”), selling, general and administrative expenses (“SG&A”) and restructuring charges include:

Increase / (Reduction) in Expenses
	Where
Item	Reported	2008	2007
Fresh-Start: (1)
Change in depreciation and amortization	COGS	$1.9	$2.1
Impact on hedging-related activity	COGS	—	(1.2)
Change in depreciation and amortization	SG&A	0.3	0.6

Other Significant Items:
Cost reduction initiatives expenses(2)	COGS	4.8	—
Fixed asset impairment(3)	COGS	2.9	—
Cost reduction initiatives expenses(2)	SG&A	2.3	—
Insurance settlements	SG&A	(6.9)	(5.0)
Environmental accrual	SG&A	—	1.1
Chapter 11 related post-emergence expenses	SG&A	—	0.3
Review of strategic alternatives	SG&A	—	3.8
Intangible asset impairment	Intangible asset impairment	25.4	—

(1)	See Note 3 for more information on fresh-start reporting.

(2)	See “Factors Affecting Operating Costs” and Notes 15 and 16 for a discussion of the cost reduction expenses.

(3)	In 2008 we recorded a fixed asset impairment charge related to certain Resilient Flooring assets.
For the fourth quarter of 2008, the cost of goods sold was 80.5% of net sales, compared to 76.8% in 2007. The 3.7 percentage point increase is primarily due to lower sales to cover fixed costs. The change in the percentages was also impacted by the items detailed in the above table.
SG&A expenses for the fourth quarter of 2008 were $127.2 million as compared to $157.8 million for the fourth quarter of 2007. The year-to-year change was primarily due to the factors detailed in the above table offset by a significant decrease in unallocated corporate expense due to lower compensation costs. In addition, most businesses reduced spending in response to lower sales volumes.
During the fourth quarter of 2008, we recorded a non-cash impairment charge of $25.4 million to reduce the carrying amount of our Wood Flooring trademarks to their estimated fair value based on the results of our annual impairment test. The fair value was negatively affected by lower expected future cash flows due to the decline in the U.S. residential housing market. See Note 12 to the Consolidated Financial Statements for more information.

Operating loss from continuing operations of $6.5 million in the fourth quarter of 2008 compared to operating income of $51.1 million in the fourth quarter of 2007.
Income tax expense from continuing operations for the fourth quarter of 2008 was $14.6 million on a pre-tax loss of $11.6 million versus $26.1 million on pre-tax income of $47.1 million in 2007. The effective tax rate for the fourth quarter was higher than the comparable 2007 period primarily due to additional valuation allowances on state and foreign deferred income tax assets.

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
With the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.
KPMG LLP, an independent registered public accounting firm, audited our internal control over financial reporting. Their audit report can be found on page 57.

/s/ Michael D. Lockhart Michael D. Lockhart
Chairman and Chief Executive Officer

/s/ F. Nicholas Grasberger III F. Nicholas Grasberger III
Senior Vice President and Chief Financial Officer

/s/ Stephen F. McNamara Stephen F. McNamara
Vice President and Corporate Controller

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Armstrong World Industries, Inc.:
We have audited Armstrong World Industries, Inc. and subsidiaries’ (“the Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Armstrong World Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as listed in the accompanying index on page 52, and our report dated February 25, 2009 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 25, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Armstrong World Industries, Inc.:
We have audited the consolidated financial statements of Armstrong World Industries, Inc. and subsidiaries (“the Company”) as listed in the accompanying index on page 52. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index on page 52. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Armstrong World Industries, Inc. and subsidiaries as of December 31, 2008 and 2007 for the Successor Company, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007 and the three months ended December 31, 2006 for the Successor Company, and for the nine months ended September 30, 2006 for the Predecessor Company, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Notes 1 and 3 to the consolidated financial statements, on August 18, 2006, the Bankruptcy Court confirmed the Company’s Plan of Reorganization (the Plan), related to its Chapter 11 bankruptcy proceeding. The Plan became effective on October 2, 2006 and Armstrong World Industries, Inc. emerged from the Chapter 11 bankruptcy proceeding. In connection with its emergence from the Chapter 11 bankruptcy proceeding, the Company adopted fresh-start reporting pursuant to Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” as of October 2, 2006. As a result, the financial statements of the Successor Company are presented on a different basis than those of the Predecessor Company and, therefore, are not comparable in all respects. As described in Note 3 to the consolidated financial statements, the Company has reflected the effects of the Plan and fresh-start reporting in the Predecessor Company for the nine month period ended September 30, 2006. As discussed in Note 2 to the consolidated financial statements, upon adoption of fresh-start reporting, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” and Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 25, 2009

Armstrong World Industries, Inc., and Subsidiaries
Consolidated Statements of Earnings
(amounts in millions, except per share data)

	Successor Company			Predecessor Company
			Three	Nine
	Year	Year	Months	Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	September 30,
	2008	2007	2006	2006(1)
Net sales	$3,393.0	$3,549.7	$817.3	$2,608.6
Cost of goods sold	2,632.0	2,687.5	660.9	2,030.2

Gross profit	761.0	862.2	156.4	578.4

Selling, general and administrative expenses	579.9	611.3	143.5	415.5
Intangible asset impairment	25.4	—	—	—
Restructuring charges, net	0.8	0.2	1.7	10.0
Equity earnings from joint ventures	(56.0)	(46.0)	(5.3)	(41.4)

Operating income	210.9	296.7	16.5	194.3

Interest expense (unrecorded contractual interest of $0.0, $0.0, $0.0 and $57.6, respectively)	30.8	55.0	13.4	5.2
Other non-operating expense	1.3	1.4	0.3	1.0
Other non-operating (income)	(10.6)	(18.2)	(4.3)	(7.2)
Chapter 11 reorganization (income), net	—	(0.7)	—	(1,955.5)

Earnings from continuing operations before income taxes	189.4	259.2	7.1	2,150.8
Income tax expense	109.0	106.4	3.8	69.6
Income tax expense on settlement and fresh-start adjustments	—	—	—	657.0

Earnings from continuing operations	80.4	152.8	3.3	1,424.2
Gain (loss) from discontinued operations, net of tax of $0.4, $0.3, $0.9 and $(8.7), respectively	0.6	(7.5)	(1.1)	(68.4)

Net earnings	$81.0	$145.3	$2.2	$1,355.8

Earnings per share of common stock, continuing operations:
Basic	$1.43	$2.73	$0.06	n/a
Diluted	$1.42	$2.69	$0.06	n/a

Gain (loss) per share of common stock, discontinued operations:
Basic	$0.01	$(0.13)	$(0.02)	n/a
Diluted	$0.01	$(0.13)	$(0.02)	n/a

Net earnings per share of common stock:
Basic	$1.44	$2.59	$0.04	n/a
Diluted	$1.43	$2.56	$0.04	n/a

Average number of common shares outstanding:
Basic	56.4	56.0	55.0	n/a
Diluted	56.6	56.7	55.3	n/a

(1)	Reflects the effects of the Plan of Reorganization and fresh-start reporting. See Note 3 to the Consolidated Financial Statements.
See accompanying notes to consolidated financial statements beginning on page 63.

Armstrong World Industries, Inc., and Subsidiaries
Consolidated Balance Sheets
(amounts in millions, except share data)

	Successor Company
	December 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$355.0	$514.3
Accounts and notes receivable, net	247.9	300.7
Inventories, net	544.0	543.5
Deferred income taxes	14.4	43.5
Income tax receivable	22.0	25.3
Other current assets	78.2	63.2

Total current assets	1,261.5	1,490.5

Property, plant and equipment, less accumulated depreciation and amortization of $278.9 and $158.9, respectively	954.2	1,012.8

Prepaid pension costs	0.3	708.0
Investment in affiliates	208.2	232.6
Intangible assets, net	626.3	686.5
Deferred income taxes	219.6	424.5
Other noncurrent assets	81.7	84.5

Total assets	$3,351.8	$4,639.4

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$1.3	$3.9
Current installments of long-term debt	40.9	24.7
Accounts payable and accrued expenses	337.0	428.2
Income tax payable	1.6	0.5
Deferred income taxes	4.6	29.5

Total current liabilities	385.4	486.8

Long-term debt, less current installments	454.8	485.8
Postretirement and postemployment benefit liabilities	312.8	318.6
Pension benefit liabilities	211.4	205.5
Other long-term liabilities	62.4	67.8
Income taxes payable	164.7	159.4
Deferred income taxes	9.0	471.4
Minority interest in subsidiaries	7.0	6.9

Total noncurrent liabilities	1,222.1	1,715.4

Shareholders’ equity:
Common stock, $0.01 par value per share, authorized 200 million shares; issued 57,049,495 shares in 2008 and 56,828,754 shares in 2007	0.6	0.6
Capital in excess of par value	2,024.7	2,112.6
Retained earnings	66.7	147.5
Accumulated other comprehensive (loss) income	(347.7)	176.5

Total shareholders’ equity	1,744.3	2,437.2

Total liabilities and shareholders’ equity	$3,351.8	$4,639.4

See accompanying notes to consolidated financial statements beginning on page 63.

Armstrong World Industries, Inc., and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(amounts in millions)

	Successor Company						Predecessor Company
					Three Months Ended		Nine Months Ended
	Year 2008		Year 2007		December 31, 2006		September 30, 2006(1)
Common stock:
Balance at beginning of period	$0.6		$0.6		$0.6		$51.9
Cancellation of Predecessor common stock	—		—		—		(51.9)
Issuance of Successor common stock	—		—		—		0.6

Balance at end of period	$0.6		$0.6		$0.6		$0.6

Capital in excess of par value:
Balance at beginning of period	$2,112.6		$2,099.8		$2,097.6		$172.6
Elimination of additional paid in capital due to cancellation of Predecessor common stock	—		—		—		(172.6)
Paid in capital associated with issuance of Successor common stock	—		—		—		2,097.6
Share-based employee compensation	7.2		12.8		2.2		—
Dividends in excess of retained earnings	(95.1)		—		—		—

Balance at end of period	$2,024.7		$2,112.6		$2,099.8		$2,097.6

Reduction for ESOP loan guarantee:
Balance at beginning of period	$—		$—		$—		$(142.2)
Cancellation of Predecessor ESOP loan guarantee	—		—		—		142.2

Balance at end of period	$—		$—		$—		$—

Retained earnings (accumulated deficit):
Balance at beginning of period	$147.5		$2.2		$—		$(910.8)
Net earnings for period	81.0	$81.0	145.3	$145.3	2.2	$2.2	1,355.8	$1,355.8
Dividends	(161.8)
Elimination of Predecessor retained earnings	—		—		—		(445.0)

Balance at end of period	$66.7		$147.5		$2.2		$—

Accumulated other comprehensive (loss) income:
Balance at beginning of period	$176.5		$61.9		$—		$37.1
Foreign currency translation adjustments	(42.1)		30.8		1.9		18.5
Derivative gain (loss), net	1.4		(5.4)		0.7		(9.5)
Pension and postretirement adjustments	(483.5)		89.2		59.3		—
Minimum pension liability adjustments	—		—		—		(0.7)

Total other comprehensive (loss) income	(524.2)	(524.2)	114.6	114.6	61.9	61.9	8.3	8.3

Elimination of Predecessor accumulated other comprehensive income	—		—		—		(45.4)

Balance at end of period	$(347.7)		$176.5		$61.9		$—

Comprehensive (loss) income		$(443.2)		$259.9		$64.1		$1,364.1

Less treasury stock at cost:
Balance at beginning of period	$—		$—		$—		$(528.5)
Elimination of Predecessor treasury stock	—		—		—		528.5

Balance at end of period	$—		$—		$—		$—

Total shareholders’ equity	$1,744.3		$2,437.2		$2,164.5		$2,098.2

(1)	Reflects the effects of the Plan of Reorganization and fresh-start reporting. See Note 3 to the Consolidated Financial Statements.
See accompanying notes to consolidated financial statements beginning on page 63.

Armstrong World Industries, Inc., and Subsidiaries
Consolidated Statements of Cash Flows
(amounts in millions)

				Predecessor
	Successor Company			Company
			Three	Nine
			Months	Months
			Ended	Ended
			December 31,	September 30,
	Year 2008	Year 2007	2006	2006(1)
Cash flows from operating activities:
Net earnings	$81.0	$145.3	$2.2	$1,355.8
Adjustments to reconcile net earnings to net cash provided by (used by) operating activities:
Depreciation and amortization	149.8	137.8	32.2	101.2
Asset impairments	28.3	—	—	0.6
Deferred income taxes	74.0	79.6	1.8	726.2
Share-based compensation	7.5	12.7	2.2	—
Gain on sale of assets	(0.1)	(0.6)	—	(17.1)
Equity earnings from affiliates, net	(56.0)	(46.0)	(5.3)	(41.4)
Distributions from equity affiliates	61.0	117.5	25.0	18.0
U.S. pension credit	(63.0)	(59.4)	(15.7)	(34.3)
Insurance proceeds — environmental recovery	10.0	—	—	—
Asbestos-related insurance recoveries	—	—	—	7.0
Cash effect of hedging activities	2.6	(5.0)	(3.1)	(2.8)
Gain on discharge of debt and liabilities subject to compromise	—	(1.3)	—	(1,510.8)
Non-cash fresh-start adjustments	—	—	—	(389.5)
Changes in operating assets and liabilities:
Receivables	42.8	29.4	47.4	(66.5)
Inventories	(16.1)	(12.7)	54.8	(12.7)
Other current assets	(7.2)	(7.5)	(5.1)	2.0
Other noncurrent assets	(2.6)	1.2	0.4	(11.0)
Accounts payable and accrued expenses	(88.2)	0.9	(7.0)	20.9
Income taxes payable	9.7	208.6	(4.6)	(64.7)
Other long-term liabilities	(10.2)	(16.6)	(1.8)	(10.5)
Cash distributed under the POR	(3.1)	(14.5)	(28.6)	(804.1)
Other, net	(6.0)	5.8	0.3	5.6

Net cash provided by (used by) operating activities	214.2	575.2	95.1	(728.1)

Cash flows from investing activities:
Purchases of property, plant and equipment and computer software	(95.0)	(102.6)	(40.3)	(98.2)
Divestitures (acquisitions)	(0.8)	58.8	—	(60.5)
Return of investment from equity affiliate	19.5	—	—	—
Acquisition of equity affiliate	—	(5.2)	—	(4.3)
Loan to affiliate	—	—	—	(6.3)
Proceeds from insurance	—	6.7	—	—
Proceeds from the sale of assets	0.6	5.6	—	39.1
Purchase of minority interest	—	—	—	(1.5)

Net cash (used for) investing activities	(75.7)	(36.7)	(40.3)	(131.7)

Cash flows from financing activities:
(Decrease)/increase in short-term debt, net	(2.5)	—	2.8	(15.2)
Issuance of long-term debt	5.4	5.0	—	800.0
Payments of long-term debt	(20.9)	(309.2)	(0.2)	(15.5)
Payments under the POR	—	—	—	(300.7)
Debt issuance costs	—	—	(10.7)	—
Financing costs	(2.6)	—	—	—
Special dividend paid	(256.4)	—	—	—
Other, net	—	(1.2)	—	(0.6)

Net cash (used for) provided by financing activities	(277.0)	(305.4)	(8.1)	468.0

Effect of exchange rate changes on cash and cash equivalents	(20.8)	17.4	1.3	5.4

Net (decrease) increase in cash and cash equivalents	$(159.3)	$250.5	$48.0	$(386.4)
Cash and cash equivalents at beginning of period	$514.3	$263.8	$215.8	$602.2

Cash and cash equivalents at end of period	$355.0	$514.3	$263.8	$215.8
Cash and cash equivalents at end of period from discontinued operations	—	—	11.3	—

Cash and cash equivalents at end of period from continuing operations	$355.0	$514.3	$252.5	$215.8

(1)	Reflects the effects of the Plan of Reorganization and fresh-start reporting. See Note 3 to the Consolidated Financial Statements.
See accompanying notes to consolidated financial statements beginning on page 63.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
NOTE 1. BUSINESS AND CHAPTER 11 REORGANIZATION
Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891.
On December 6, 2000, AWI filed a voluntary petition for relief (“the Filing”) under Chapter 11 of the U.S. Bankruptcy Code (“the Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (“the Bankruptcy Court”) in order to use the court-supervised reorganization process to achieve a resolution of AWI’s asbestos-related liability. Also filing under Chapter 11 were two of AWI’s wholly-owned subsidiaries, Nitram Liquidators, Inc. (“Nitram”) and Desseaux Corporation of North America, Inc. (“Desseaux”).
On October 2, 2006, AWI’s plan of reorganization (“POR”) became effective, and AWI emerged from Chapter 11. The POR excludes AWI’s Nitram and Desseaux subsidiaries which pursued separate resolutions of their Chapter 11 cases (see below).
When we refer to “we”, “our” and “us” in this report, we are referring to AWI and its subsidiaries. References in this report to “reorganized Armstrong” are to AWI as it was reorganized under the POR on October 2, 2006, and its subsidiaries collectively. We use the term “AWI” when we are referring solely to Armstrong World Industries, Inc.
Resolution of Disputed Claims
All claims in AWI’s Chapter 11 case that remained open as of the end of 2007 have been resolved and closed. In February 2008 AWI made a final distribution to general unsecured creditors of AWI under the POR. Distributions were not made for creditors who did not provide required information to AWI. These remaining claimants had until October 24, 2008 to provide the needed information. Some distributions remained unclaimed and, accordingly, AWI recognized a gain of $0.7 million in the fourth quarter of 2008, which was classified within selling, general and administrative (“SG&A”) expenses. The Bankruptcy Court closed AWI’s Chapter 11 case on September 2, 2008. No further distributions will be made.
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
A final federal income tax return for AHI and AWI on a consolidated basis was filed in September 2007. AHI and AWI reported substantial tax losses in this final joint tax return for these companies. As

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
permitted by its settlement with AHI, AWI chose to carry back its losses for ten years in the return. See Note 17 for further information.
Resolution of Nitram and Desseaux Cases
In September 2007, Nitram and Desseaux proposed a joint plan of liquidation to the Bankruptcy Court. On December 17, 2007, the Bankruptcy Court approved the Joint Amended Plan of Liquidation (the “Joint Plan”). The Joint Plan became effective December 28, 2007. Armstrong contributed $0.2 million to the estate of Nitram and Desseaux in 2007. Armstrong and its subsidiaries subordinated their claims to those of other unsecured creditors under the Joint Plan and received no distribution from the bankruptcy estate in this case.
Claimants alleging personal injury claims under the Joint Plan are allowed to proceed only against the pre-existing insurance coverage assets of Nitram and will not share in any distribution of general assets.
Deadlines under the Joint Plan for claimants to file claims based on rejected executory contracts or unexpired leases, for administrative claims and for final fee applications passed in January 2008. An initial distribution to unsecured creditors was made in the first quarter of 2008 for the amount of $0.1 million, and the Bankruptcy Court closed both cases on August 26, 2008. After all the assets in the bankruptcy estate (other than insurance assets available to personal injury claimants) were distributed, Nitram and Desseaux were dissolved. Certificates of Dissolution were filed with the State of Delaware in December 2008.
As a result of the Joint Plan becoming effective on December 28, 2007, Armstrong recorded a $1.3 million gain from the discharge of liabilities subject to compromise in 2007. The gain was recorded as a Chapter 11 Reorganization activity (see below).
Accounting Impact
AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance was implemented in the accompanying consolidated financial statements.
SOP 90-7 requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, we recorded the following Chapter 11 reorganization activities during 2007 and 2006. There was no income or expense recorded in 2008.

			Predecessor
	Successor Company		Company
		Three	Nine
		Months	Months
		Ended	Ended
		December 31,	September 30,
	Year 2007	2006	2006

Professional fees	$0.6	$—	$30.2
Interest (income)	—	—	(15.0)
(Gain) from discharge of liabilities subject to compromise	(1.3)	—	(1,510.8)
(Gain) from fresh-start reporting	—	—	(459.9)

Total Chapter 11 reorganization (income), net	$(0.7)	$—	$(1,955.5)

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
Pursuant to SOP 90-7, AWI and its subsidiaries adopted fresh-start reporting upon AWI emerging from Chapter 11. The conditions required in order for AWI to adopt fresh-start reporting were met on October 2, 2006. For administrative convenience, we selected September 30, 2006, following the close of business, as the date to adopt fresh-start reporting. Consequently, the impact of emergence, including the gain on settlement of liabilities subject to compromise and the gain on fresh-start reporting, is reflected in the Predecessor Company for the nine months ended September 30, 2006 and the results of operations beginning October 1, 2006 are reflected within the Successor Company. We recorded gains of $1,510.8 million and $459.9 million from discharging the liabilities subject to compromise and adopting fresh-start reporting, respectively. See Note 3 for more information on the impact of the implementation of the POR and fresh-start reporting.
AWI recorded $2.0 million of income for 2008 and incurred $7.1 million and $4.6 million of expenses during the year 2007 and the three months ended December 31, 2006, respectively, for Chapter 11 related post-emergence activities. Pursuant to SOP 90-7, these expenses were reported as SG&A expenses.
Reversal of POR-Related Contingent Liability
The POR stipulated that any money received from insurance companies post-emergence for certain environmental matters was owed to the unsecured creditors if the money was received prior to the final distribution being made to the general unsecured creditors. At emergence, we had a $2.1 million receivable for expected insurance recoveries. We also recorded a $2.1 million liability to reflect the POR’s requirement to pay any received money to the creditors. Since emergence and up to the final distribution date, we had not received any environmental-related money from the insurance companies. With the final distribution made in the first quarter of 2008, we no longer owed any recoveries to the creditors. Accordingly, the $2.1 million liability was reversed in the first quarter of 2008 as a reduction of SG&A expenses. See Note 32 for further discussion relating to environmental insurance recoveries.
Review of Strategic Alternatives
On February 15, 2007, we announced that we had initiated a review of our strategic alternatives. On February 29, 2008, we announced that we had completed the strategic review process after extensive evaluation of alternatives, including a possible sale of our individual businesses and the entire company. The Board of Directors concluded that it is in the best interest of Armstrong and its shareholders to continue to execute our strategic operating plan under our current structure as a publicly traded company.
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

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
Reclassifications. Our policy is to record distributions from equity investments using the equity in earnings method and report returns on investments as cash flows from operating activities. Accordingly, “Distributions from equity affiliates” in the 2006 Consolidated Statements of Cash Flows was reclassified from cash flows from investing activities to cash flows from operating activities. The amounts reclassified were $25.0 million in the three months ended December 31, 2006 and $18.0 million for the nine months ended September 30, 2006.
Certain amounts in the Consolidated Statements of Earnings were reclassified from selling, general and administrative expenses to cost of goods sold. The amounts reclassified were $2.2 million in the year ended December 31, 2007, $0.5 million in the three months ended December 31, 2006 and $1.5 million in the nine months ended September 30, 2006.
We also reclassified $10.5 million in the December 31, 2007 Consolidated Balance Sheet from “Accounts payable and accrued expenses” to “Accounts and notes, receivable, net.” This reclassification resulted in a reclassification of $2.3 in the 2007 Consolidated Statement of Cash Flows from changes in accounts payable and accrued expenses to changes in receivables. Amounts reclassified in the 2006 Consolidated Balance Sheet from “Accounts payable and accrued expenses” to “Accounts and notes receivable, net” resulted in a reclassification of $2.2 million in the three months ended December 31, 2006 and $0.5 million in the nine months ended September 30, 2006 in the Consolidated Statement of Cash Flows from changes in accounts payable and accrued expenses to changes in receivables.
Certain other amounts in the prior year’s Consolidated Financial Statements and related notes thereto have been recast to conform to the 2008 presentation.
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
Concentration of Credit. We principally sell products to customers in the building products industries in various geographic regions. Net sales to The Home Depot, Inc. were $285.3 million in the nine months ended September 30, 2006, which is in excess of 10% of our consolidated net sales for that period. Net sales to The Home Depot were less than 10% of consolidated net sales in the years 2008 and 2007 and the three months ended December 31, 2006. Net sales to The Home Depot were recorded in our Resilient Flooring, Wood Flooring and Building Products segments. No other customers accounted for 10% or more of our total consolidated net sales.
There are no significant concentrations of credit risk other than with The Home Depot, Inc. and Lowe’s Companies, Inc. who together represented approximately 20% and 23% of our net trade receivables as of December 31, 2008 and 2007, respectively. We monitor the creditworthiness of our customers and generally do not require collateral.
Receivables. We sell the vast majority of our products to select, pre-approved customers using customary trade terms that allow for payment in the future. Customer trade receivables, customer notes receivable and miscellaneous receivables (which include supply related rebates and claims to be received, unpaid insurance claims from litigation and other), net of allowances for doubtful accounts, customer credits and warranties are reported in accounts and notes receivable, net. Notes receivable from divesting certain businesses are included in other current assets and other non-current assets based upon the payment terms.
We establish credit worthiness prior to extending credit. We estimate the recoverability of current and non-current receivables each period. This estimate is based upon triggering events and new information in the period, which can include the review of any available financial statements and forecasts, as well as discussions with legal counsel and the management of the debtor company. As events occur which impact the collectability of the receivable, all or a portion of the receivable is reserved. Account balances are charged off against the allowance when the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers.
Inventories. Inventories are valued at the lower of cost or market. Inventories also include certain samples used in ongoing sales and marketing activities. Cash flows from the sale of inventory and the related cash receipts are classified as operating cash flows on the Consolidated Statements of Cash Flows. See Note 8 for further information on our accounting for inventories.
Property and Depreciation. Property, plant and equipment in place as of September 30, 2006 was set equal to fair value as of our emergence date and are currently stated at that value less accumulated depreciation and amortization. Property, plant and equipment acquired after our emergence date is stated at acquisition cost less accumulated depreciation and amortization.
Depreciation charges for financial reporting purposes are determined on a straight-line basis at rates calculated to provide for the full depreciation of assets at the end of their useful lives. Machinery and equipment includes manufacturing equipment (depreciated over 3 to 15 years), computer equipment (3 to 5 years) and office furniture and equipment (5 to 7 years). Within manufacturing equipment, assets that are subject to quick obsolescence or wear out quickly, such as tooling and engraving equipment, are depreciated over shorter periods (3 to 7 years). Heavy production equipment, such as conveyors and production presses, are depreciated over longer periods (15 years). Buildings are depreciated over 15 to

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
30 years, depending on factors such as type of construction and use. Certain buildings existing at our emergence date are depreciated over shorter periods. Computer software is depreciated over 3 to 7 years.
Impairment losses are recorded when indicators of impairment are present, such as operating losses and/or negative cash flows. If an indication of impairment exists, we compare the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by the assets. The amount of impairment loss to be recognized is then measured by comparing the asset group’s carrying amount to its fair value. The estimate of an asset group’s fair value is based on discounted future cash flows expected to be generated by the asset group, or based on management’s estimated exit price assuming the assets could be sold in an orderly transaction between willing parties, or estimated salvage value if no sale is assumed. If the fair value is less than the carrying value of the asset group, we record an impairment charge equal to the difference between the fair value and carrying value of the asset group. Impairments of assets related to our manufacturing operations are recorded in cost of goods sold. When assets are disposed of or retired, their costs and related depreciation are removed from the financial statements and any resulting gains or losses normally are reflected in cost of goods sold or SG&A expenses.
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
Intangible Assets. Effective with our emergence from Chapter 11 on October 2, 2006 and as part of fresh-start reporting, Predecessor Company goodwill was eliminated from our balance sheet and intangible assets were revalued. See Note 3 for further information. Intangible assets with determinable useful lives are amortized over their respective estimated useful lives.
We periodically review significant definite-lived intangible assets for impairment under the guidelines of the Financial Accounting Standards Board Statement No. 144 — “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). In accordance with FAS 144, we review our businesses for indicators of impairment such as operating losses and/or negative cash flows. If an indication of impairment exists, we compare the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by the assets. The amount of impairment loss to be recognized is then measured by comparing the asset group’s carrying amount to its fair value. The estimate of an asset group’s fair value is based on discounted future cash flows expected to be generated by the asset group, or based on management’s estimated exit price assuming the assets could be sold in an orderly transaction between willing parties. If the fair value is less than the carrying value of the asset group, we record an impairment charge equal to the difference between the fair value and carrying value of the asset group.
Our indefinite-lived intangibles are primarily trademarks and brand names, which are integral to our corporate identity and expected to contribute indefinitely to our corporate cash flows. Accordingly, they have been assigned an indefinite life. We perform annual impairment tests on these indefinite-lived intangibles under the guidelines of the Financial Accounting Standards Board Statement No. 142 — “Goodwill and Other Intangible Assets” (“FAS 142”). These assets undergo more frequent tests if an indication of possible impairment exists.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
The principal assumptions utilized in our estimates for definite-lived intangible assets include operating profit adjusted for depreciation and amortization and discount rate. The principal assumptions utilized in our estimates for indefinite-lived intangible assets include revenue growth rate, discount rate and royalty rate. Revenue growth rate and operating profit assumptions are consistent with those utilized in our operating plan and long-term financial planning process. The discount rate assumption is calculated based upon an estimated weighted average cost of equity which reflects the overall level of inherent risk and the rate of return an investor would expect to achieve. Methodologies used for valuing our intangible assets did not change from prior periods.
See Note 12 for disclosure on intangible assets.
Foreign Currency Transactions. Assets and liabilities of our subsidiaries operating outside the United States which account in a functional currency other than U.S. dollars are translated using the period end exchange rate. Revenues and expenses are translated at exchange rates effective during each month. Foreign currency translation gains or losses are included as a component of accumulated other comprehensive income (loss) within shareholders’ equity. Gains or losses on foreign currency transactions are recognized through the statement of earnings.
Financial Instruments and Derivatives. From time to time, we use derivatives and other financial instruments to offset the effect of currency, interest rate and commodity price variability. See Note 21 for further discussion.
Stock-based Employee Compensation. For awards with only service and performance conditions that have a graded vesting schedule, we recognize compensation expense on a straight-line basis over the vesting period for the entire award. See Note 25 for additional information on stock-based employee compensation.
Recently Adopted Accounting Standards
In connection with AWI’s emergence from Chapter 11 on October 2, 2006, reorganized Armstrong adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). As a result of the application of fresh-start reporting in 2006, changes in accounting principles that would have been required in reorganized Armstrong’s financial statements within the twelve months following our emergence date were required to be adopted at the time fresh-start reporting was adopted. Accordingly, effective October 2, 2006 we adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” and Statement of Financial Accounting Standards No. 158 (“FAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” We adopted no new accounting standards in 2007. In 2008 we adopted the effective provisions of FASB’s Statement No. 157 (“FAS 157”), “Fair Value Measurements” and FASB’s Emerging Issues Task Force Issue No 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements. See Note 21 for further discussion regarding our adoption of FAS 157.
Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“FAS 157”), which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 was generally effective for fiscal years beginning after November 15, 2007. However the effective date for certain non-financial assets and liabilities was deferred to fiscal years beginning after November 15, 2008. We do not expect any material impact from adopting the remaining provisions of FAS 157.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 Revised 2007, “Business Combinations” (“FAS 141R”). FAS 141R revises the original FAS 141, while retaining the underlying concept that all business combinations be accounted for at fair value. However, FAS

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
141R changes the methodology of applying this concept in that acquisition costs will generally be expensed as incurred, non-controlling interests will be valued at fair value, in-process research and development will be recorded at fair value as an indefinite-lived intangible, restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition and changes in deferred income tax asset allowances after the acquisition date generally will affect income tax expense. This pronouncement applies prospectively to all business combinations whose acquisition dates are on or after the beginning of the first annual period subsequent to December 15, 2008. Additionally, under FAS 141R certain future adjustments to deferred income tax valuation allowances and uncertain tax positions recognized upon our emergence from bankruptcy will impact future earnings.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”). FAS 160 requires the recognition of a non-controlling interest (formerly known as a “minority interest”) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FAS 141R. This pronouncement is effective for fiscal years, and all interim periods within those fiscal years, beginning after December 15, 2008. Early adoption is not permitted. We do not expect any material impact from adopting FAS 160.
In November 2008 the FASB issued Emerging Issues Task Force No. 08-6 (“EITF 08-6”), “Equity Method Investment Accounting Considerations”. EITF 08-6 discusses the accounting for contingent consideration agreements of an equity method investment and the requirement for the investor to recognize its share of any impairment charges recorded by the investee. EITF 08-6 requires the investor to record share issuances by the investee as if it has sold a portion of its investment with any resulting gain or loss being reflected in earnings. EITF 08-6 is effective prospectively for interim periods and fiscal years beginning after December 15, 2008. We do not expect a material impact from the adoption of EITF 08-6.
NOTE 3. PLAN OF REORGANIZATION AND FRESH-START REPORTING
In connection with its emergence from bankruptcy on October 2, 2006 (the “Effective Date”), AWI adopted fresh-start reporting in accordance with SOP 90-7. For administrative convenience, we selected September 30, 2006, following the close of business, as the date to adopt fresh-start reporting. Consequently, the impact of emergence, including the gain on settlement of liabilities subject to compromise and the gain on fresh-start reporting, is reflected in the Predecessor Company for the nine months ended September 30, 2006 and the results of operations beginning October 1, 2006 are reflected within the Successor Company. Adopting fresh-start reporting resulted in material adjustments to the historical carrying amount of reorganized Armstrong’s assets and liabilities. In addition, all accounting standards that were required to be adopted in the financial statements within twelve months following the adoption of fresh-start reporting were adopted as of October 2, 2006. As a result, our post emergence financial statements are not comparable with our pre-emergence financial statements.
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
Fresh-start reporting required us to allocate this reorganization value to our assets and liabilities based upon their estimated fair values in accordance with procedures specified by Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”). Adjustments necessary to state our balance sheet accounts at fair value were made such that the newly assigned fair values of our assets and liabilities fully reflected the emerged entity’s reorganization value. No goodwill was assigned

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
at emergence. In accordance with FAS 141, we completed our final allocation of reorganization value upon finalization of our analysis of net operating loss carryback alternatives.
In this regard, the initial tax balances for the October 2, 2006 fresh-start balance sheet were calculated assuming that we would elect to carry back our net operating loss (“NOL”) two years when filing the 2006 tax returns. During 2007, we continued to evaluate carry back alternatives prior to filing our federal income tax returns in September 2007. Upon completion of this analysis, we decided to file a ten-year carryback. See Note 17 for more information. Since the realizable book value of the NOL based upon a ten-year carryback was different from the calculation based upon a two-year carryback, adjustments to the fresh-start balance sheet were recorded in the third and fourth quarters of 2007 to reflect the ten-year value, as well as for other tax related adjustments.
Collectively, the adjustments described above were re-allocated to other assets and liabilities in 2007 as follows:

Deferred income tax asset — current	$6.8
Property, plant & equipment	54.3
Income tax receivable	7.7
Investment in affiliates	12.6
Other intangibles	28.6
Deferred income tax asset- non current	(89.3)

Total assets	$20.7

Accrued expenses	$(0.6)
Income tax payable — current	1.6
Deferred income tax liability — non current	(21.7)

Total liabilities	$(20.7)

NOTE 4. NATURE OF OPERATIONS
Resilient Flooring — produces and sources a broad range of floor coverings primarily for homes and commercial and institutional buildings. Manufactured products in this segment include vinyl sheet, vinyl tile and linoleum flooring. In addition, our Resilient Flooring segment sources and sells laminate flooring products, ceramic tile products, adhesives, installation and maintenance materials and accessories. Resilient Flooring products are offered in a wide variety of types, designs and colors. We sell these products worldwide to wholesalers, large home centers, retailers, contractors and to the manufactured homes industry.
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
Building Products — produces suspended mineral fiber, soft fiber and metal ceiling systems for use in commercial, institutional and residential settings. In addition, our Building Products segment sources complementary ceiling products. Our products, which are sold worldwide, are available in numerous colors, performance characteristics and designs, and offer attributes such as acoustical control, rated fire protection and aesthetic appeal. Commercial ceiling materials and accessories are sold to ceiling systems contractors and to resale distributors. Residential ceiling products are sold primarily in North America to wholesalers and retailers (including large home centers). Suspension system (grid) products manufactured by WAVE are sold by both Armstrong and our WAVE joint venture.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
Cabinets — produces kitchen and bathroom cabinetry and related products, which are used primarily in the U.S. residential new construction and renovation markets. Through our system of Company-owned and independent distribution centers and through direct sales to builders, our Cabinets segment provides design, fabrication and installation services to single and multi-family homebuilders, remodelers and consumers under the brand names Armstrong® and Bruce®. All of Cabinets’ sales are in the U.S.
Unallocated Corporate — includes assets, liabilities, income and expenses that have not been allocated to the business units. Balance sheet items classified as Unallocated Corporate are primarily deferred income tax assets, cash and cash equivalents, the Armstrong brand name and the U.S. prepaid pension cost/liability. Expenses for our corporate departments and certain benefit plans are allocated to the reportable segments based on known metrics, such as time reporting, headcount, square-footage or net sales. The remaining items, which cannot be attributed to the reportable segments without a high degree of generalization, are reported in Unallocated Corporate.

Successor Company	Resilient	Wood	Building		Unallocated
For the year ended 2008	Flooring	Flooring	Products	Cabinets	Corporate	Total
Net sales to external customers	$1,220.1	$624.6	$1,369.1	$179.2	—	$3,393.0
Equity (earnings) from joint ventures	—	—	(56.0)	—	—	(56.0)
Segment operating (loss) income(1)	(16.8)	(2.4)	239.7	(6.7)	(2.9)	210.9
Restructuring charges, net of reversals	—	—	—	—	0.8	0.8
Segment assets	670.2	470.9	1,049.6	71.2	1,089.9	3,351.8
Depreciation and amortization	49.8	12.6	64.8	2.4	20.2	149.8
Asset impairments	2.9	25.4	—	—	—	28.3
Investment in affiliates	0.1	—	208.1	—	—	208.2
Capital additions	26.4	11.8	41.1	3.7	12.0	95.0

Successor Company	Resilient	Wood	Building		Unallocated
For the year ended 2007	Flooring	Flooring	Products	Cabinets	Corporate	Total
Net sales to external customers	$1,230.8	$791.6	$1,292.1	$235.2	—	$3,549.7
Equity loss (earnings) from joint ventures	—	0.6	(46.6)	—	—	(46.0)
Segment operating income (loss)(1)	40.4	64.3	221.4	10.5	(39.9)	296.7
Restructuring charges, net of reversals	—	—	0.2	—	—	0.2
Segment assets	734.8	509.7	1,129.2	82.5	2,183.2	4,639.4
Depreciation and amortization	44.0	10.9	59.3	2.6	21.0	137.8
Investment in affiliates	0.1	—	232.5	—	—	232.6
Capital additions	29.9	17.8	37.7	4.4	11.8	101.6

Successor Company
For the three months ended	Resilient	Wood	Building		Unallocated
December 31, 2006	Flooring	Flooring	Products	Cabinets	Corporate	Total
Net sales to external customers	$278.5	$192.6	$289.7	$56.5	—	$817.3
Equity loss (earnings) from joint ventures	—	0.2	(5.5)	—	—	(5.3)
Segment operating income (loss)(1)	(1.2)	(0.2)	24.9	0.2	(7.2)	16.5
Restructuring charges, net of reversals	0.3	1.4	—	—	—	1.7
Segment assets	690.1	498.9	1,152.6	81.8	1,729.3	4,152.7
Depreciation and amortization	10.5	2.3	13.9	0.7	4.8	32.2
Investment in affiliates	—	4.0	290.6	—	—	294.6
Capital additions	10.3	10.2	12.1	1.5	4.1	38.2

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)

Predecessor Company
For the nine months ended	Resilient	Wood	Building		Unallocated
September 30, 2006	Flooring	Flooring	Products	Cabinets	Corporate	Total
Net sales to external customers	$929.4	$645.0	$859.8	$174.4	—	$2,608.6
Equity loss (earnings) from joint ventures	—	0.1	(41.5)	—	—	(41.4)
Segment operating income (loss)(1)	12.6	46.2	152.9	6.1	(23.5)	194.3
Restructuring charges, net of reversals	9.6	—	0.5	—	(0.1)	10.0
Depreciation and amortization	35.2	15.0	27.7	2.1	17.8	97.8
Asset impairment	—	0.6	—	—	—	0.6
Capital additions	20.8	23.9	34.1	3.8	10.0	92.6
The table above excludes amounts related to discontinued operations.

(1)	Segment operating income (loss) is the measure of segment profit or loss reviewed by the chief operating decision maker. The sum of the segments’ operating income (loss) equals the total consolidated operating income as reported on our income statement. The following reconciles our total consolidated operating income to earnings from continuing operations before income taxes. These items are only measured and managed on a consolidated basis:

				Predecessor
	Successor Company			Company
			Three	Nine
			Months	Months
			Ended	Ended
			December 31,	September 30,
	Year 2008	Year 2007	2006	2006(1)
Segment operating income	$210.9	$296.7	$16.5	$194.3
Interest expense	30.8	55.0	13.4	5.2
Other non-operating expense	1.3	1.4	0.3	1.0
Other non-operating (income)	(10.6)	(18.2)	(4.3)	(7.2)
Chapter 11 reorganization (income), net	—	(0.7)	—	(1,955.5)

Earnings from continuing operations before income taxes	$189.4	$259.2	$7.1	$2,150.8

(1)	Reflects the effects of the Plan of Reorganization and fresh-start reporting. See Note 3 to the Consolidated Financial Statements.
Accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
The sales in the table below are allocated to geographic areas based upon the location of the customer.

				Predecessor
	Successor Company			Company
			Three	Nine
			Months	Months
			Ended	Ended
Geographic Areas			December 31,	September 30,
Net trade sales	Year 2008	Year 2007	2006	2006
Americas:
United States	$2,177.4	$2,409.7	$560.7	$1,825.2
Canada	166.0	167.1	36.7	157.6
Other Americas	43.4	38.5	8.8	25.8

Total Americas	$2,386.8	$2,615.3	$606.2	$2,008.6

Europe:
Germany	$185.7	$164.6	$41.0	$115.6
United Kingdom	134.7	140.4	31.6	94.6
Other Europe	464.1	422.2	91.2	270.3

Total Europe	$784.5	$727.2	$163.8	$480.5

Total Pacific Rim	$221.7	$207.2	$47.3	$119.5

Total net trade sales	$3,393.0	$3,549.7	$817.3	$2,608.6

Long-lived assets (property, plant and equipment), net	Successor Company
at December 31	2008	2007
Americas:
United States	$709.9	$747.0
Other Americas	14.7	21.2

Total Americas	$724.6	$768.2

Europe:
Germany	$112.0	$108.7
Other Europe	68.6	85.0

Total Europe	$180.6	$193.7

Total Pacific Rim	$49.0	$50.9

Total long-lived assets, net	$954.2	$1,012.8

NOTE 5. ACQUISITIONS
On April 3, 2006 we purchased certain assets and assumed certain liabilities of HomerWood, Inc., a hardwood flooring company. On May 1, 2006 we purchased certain assets and assumed certain liabilities of Capella Engineered Wood, LLC, a hardwood flooring company, and of its parent company, Capella, Inc. The combined purchase price of these acquisitions was $61.5 million. Both acquisitions were financed from existing cash balances. Both investments expanded Armstrong’s wood flooring product offerings. The acquisitions were accounted for under the purchase method of accounting in the second quarter of 2006.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
On August 20, 2007 we purchased the remaining 50% interest in Kunshan Holding Limited for $5.2 million, at which time it became a wholly-owned subsidiary. The acquisition was accounted for under the purchase method of accounting during the third quarter of 2007.
On February 18, 2008 we acquired the assets of Bowmans Australia Pty Ltd. to complement our Australian Building Products business for total consideration of $0.8 million.
The allocation of the purchase price to the fair value of tangible and identifiable intangible assets acquired in each of these acquisitions has been completed.
NOTE 6. DISCONTINUED OPERATIONS
On May 31, 2000 Armstrong completed its sale of all entities, assets and certain liabilities comprising its Insulation Products segment. During the fourth quarter of 2006, we recorded a net gain of $1.7 million due to the settlement of various legal disputes. During the first quarter of 2008, we recorded a gain of $1.0 million ($0.6 million net of income tax) arising from the settlement of a legal dispute. In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), these adjustments were classified as discontinued operations since the original divestiture was reported as discontinued operations.
On March 27, 2007 we entered into an agreement to sell Tapijtfabriek H. Desseaux N.V. and its subsidiaries — the principal operating companies in our European Textile and Sports Flooring business. These companies were first classified as discontinued operations at October 2, 2006 when they met the criteria of FAS 144. The sale transaction was completed in April 2007 and total proceeds of $58.8 million were received during 2007. Certain post completion adjustments specified in the agreement were disputed by the parties after the sale. The matter was referred to an independent expert for a final and binding determination. On December 30, 2008 a final decision was reached with all disputed items awarded in our favor. The disputed amount was recorded as a receivable since April 2007 with the interest receivable recorded in December 2008 (included as part of ‘Other current assets’). Full payment of $8.0 million was received in January 2009.
During 2008 we incurred post completion expenses which were offset by the interest income recorded in the fourth quarter of 2008.
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

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
Net sales, pre-tax loss and net loss from discontinued operations of Tapijtfabriek H. Desseaux N.V. and its subsidiaries are as follows:

				Predecessor
	Successor Company			Company
			Three	Nine
			Months	Months
			Ended	Ended
			December 30,	September 30,
	Year 2008	Year 2007	2006	2006(1)
Net sales	$—	$59.8	$66.7	$187.1

Pre-tax loss from discontinued operations	$—	$(1.4)	$(2.8)	$(6.7)
Fresh-start reporting adjustments	—	—	—	(70.4)
(Loss) gain on expected disposal of discontinued operations	—	(5.8)	2.6	—
Income tax (expense) benefit	—	(0.3)	(0.9)	8.7

Net (loss) from discontinued operations	$—	$(7.5)	$(1.1)	$(68.4)

(1)	Reflects the effects of fresh-start reporting.
NOTE 7. ACCOUNTS AND NOTES RECEIVABLE

	Successor Company
	December 31,	December 31,
	2008	2007
Customer receivables	$287.1	$342.2
Customer notes	6.7	7.6
Miscellaneous receivables	8.6	14.6
Less allowance for discounts and losses	(54.5)	(63.7)

Net accounts and notes receivable	$247.9	$300.7

The decrease in accounts and notes receivable is primarily due to lower sales in November and December 2008 as compared to the comparable periods of 2007.
Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
NOTE 8. INVENTORIES
Following are the components of our inventories:

	Successor Company
	December 31,	December 31,
	2008	2007
Finished goods	$371.2	$355.7
Goods in process	39.6	39.7
Raw materials and supplies	152.7	160.7
Less LIFO and other reserves	(19.5)	(12.6)

Total inventories, net	$544.0	$543.5

Approximately 63% and 65% of our total inventory in 2008 and 2007, respectively, was valued on a LIFO (last-in, first-out) basis. Inventory values were lower than would have been reported on a total FIFO (first-in, first-out) basis by $8.9 million and $2.4 million at the end of 2008 and 2007, respectively.
The distinction between the use of different methods of inventory valuation is primarily based on geographical locations and/or legal entities rather than types of inventory. The following table summarizes the amount of inventory that is not accounted for under the LIFO method.

	Successor Company
	2008	2007
International locations	$171.3	$158.8
Cabinets	22.3	27.3
Wood flooring	1.3	1.0
Resilient flooring	1.0	1.1
U.S. sourced products	3.4	2.5

Total	$199.3	$190.7

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
The sourced products represent certain finished goods sourced from third party manufacturers, primarily from foreign suppliers.
NOTE 9. OTHER CURRENT ASSETS

	Successor Company
	December 31,	December 31,
	2008	2007
Prepaid expenses	$34.5	$36.4
Fair value of derivative asset	11.7	0.8
Receivable related to discontinued operations	8.0	7.8
Assets held for sale	7.8	7.9
Other	16.2	10.3

Total other current assets	$78.2	$63.2

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
NOTE 10. PROPERTY, PLANT AND EQUIPMENT

	Successor Company
	December 31,	December 31,
	2008	2007
Land	$129.0	$131.7
Buildings	296.5	287.6
Machinery and equipment	722.8	664.6
Computer software	36.2	36.2
Construction in progress	48.6	51.6
Less accumulated depreciation and amortization	(278.9)	(158.9)

Net property, plant and equipment	$954.2	$1,012.8

Pursuant to SOP 90-7 upon adopting fresh-start reporting in 2006 we recorded a $242.6 million reduction to reflect the fair value of our net property, plant and equipment. In the third and fourth quarters of 2007, we recorded additional adjustments to increase the estimated fair value of net property, plant and equipment on our October 2, 2006 fresh-start balance sheet by $54.3 million ($48.8 million to machinery and equipment and $5.5 million to land). See Note 3 for further information.
See Note 2 for discussion of policies related to property and depreciation and asset retirement obligations.
NOTE 11. EQUITY INVESTMENTS
Investments in affiliates of $208.2 million at December 31, 2008 reflected the equity interest in our 50% investment in our WAVE joint venture.
On August 20, 2007 we purchased the remaining 50% interest in Kunshan Holding Limited (“Kunshan”) for $5.2 million, at which time it became a wholly-owned subsidiary. Our equity investment in Kunshan at December 31, 2006 of $4.0 million along with our additional investments was reclassified as part of the purchase accounting for the subsidiary.
The decrease in the investment balance from December 31, 2007 of $24.4 million is due to distributions from WAVE of $80.5 million (including a special distribution of $25.0 million in December 2008), partially offset by our equity interest in WAVE’s earnings. We use the equity in earnings method to determine the appropriate classification of these distributions within our Consolidated Statements of Cash Flows. During 2008 WAVE distributed amounts in excess of our capital contributions and proportionate share of retained earnings. Accordingly, $19.5 million of the distributions were reflected as a return of investment in cash flows from investing activity in our Consolidated Statement of Cash Flows. The remaining $61.0 million was recorded within cash flows from operating activities.

					Predecessor
		Successor Company			Company
				Three	Nine
				Months	Months
				Ended	Ended
				December 31,	September 30,
Affiliate	Income Statement Classification	Year 2008	Year 2007	2006	2006
WAVE	Equity earnings from joint venture	$56.0	$46.6	$5.5	$41.5
Kunshan	Equity loss from joint venture	—	(0.6)	(0.2)	(0.1)

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
We account for our WAVE joint venture using the equity method of accounting. Our recorded investment in WAVE was higher than our 50% share of the carrying values reported in WAVE’s consolidated financial statements by $213.0 million as of December 31, 2008 and $219.7 million as of December 31, 2007. These differences are due to our adopting fresh-start reporting upon emerging from Chapter 11, while WAVE’s consolidated financial statements do not reflect fresh-start reporting. The differences are comprised of the following fair value adjustments to assets:

	December 31,	December 31,
	2008	2007
Property, plant and equipment	$2.8	$3.9
Other intangibles	179.7	185.3
Goodwill	30.5	30.5

Total	$213.0	$219.7

Other intangibles include customer relationships, trademarks and developed technology. Customer relationships are amortized over 20 years and developed technology is amortized over 15 years. Trademarks have an indefinite life.
See Exhibit 99 for WAVE’s consolidated financial statements. Condensed financial data for WAVE is summarized below:

	December 31,	December 31,
	2008	2007
Current assets	$132.5	$131.0
Non-current assets	32.8	30.9
Current liabilities	21.6	28.9
Other non-current liabilities	156.8	104.1

			Three	Nine
			Months	Months
			Ended	Ended
			December 31,	September 30,
	Year 2008	Year 2007	2006	2006
Net sales	$421.8	$380.0	$88.6	$260.2
Gross profit	160.2	134.9	21.3	102.8
Net earnings	125.4	107.0	21.9	83.0
See discussion in Note 31 for additional information on this related party.
NOTE 12. INTANGIBLE ASSETS
Pursuant to SOP 90-7 we recorded the estimated fair value of intangibles, not including goodwill, of $673.6 million upon adopting fresh-start reporting. In the third and fourth quarters of 2007, we recorded additional adjustments to increase the estimated fair value of intangibles, not including goodwill, by $28.6 million ($16.6 million to trademarks, $8.2 million to customer relationships and $3.8 million to developed technology). See Note 3 for a discussion of these adjustments.
During the fourth quarter of 2008, we completed our annual impairment analysis as required by Financial Accounting Standards Board Statement No. 142 — “Goodwill and Other Intangible Assets” (“FAS 142”). We determined that the carrying value of our Wood Flooring trademarks was in excess of their fair value, due to lower sales caused by the decline in the U.S. residential housing market. We determined the fair value of these intangible assets by utilizing a discounted cash flow analysis that incorporated projections of revenue and cash flows. Based on the result of the analysis, we recorded a non-cash impairment charge of $25.4 million in the fourth quarter of 2008. See Note 2 for a discussion of our accounting policy for intangible assets.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
Further adjustments were made to the carrying value of intangibles during the fourth quarter of 2008. These adjustments were primarily tax-related.
The following table details amounts related to our intangible assets as of December 31, 2008 and 2007.

		Successor Company
		December 31, 2008		December 31, 2007
		Gross		Gross
	Estimated	Carrying	Accumulated	Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization
Amortizing intangible assets
Customer relationships	20 years	$171.4	$19.2	$173.3	$10.5
Developed technology	15 years	81.0	12.0	81.7	6.6
Other	Various	9.5	0.3	12.4	1.1

Total		$261.9	$31.5	$267.4	$18.2

Non-amortizing intangible assets
Trademarks and brand names	Indefinite	395.9		437.3

Total other intangible assets		$657.8		$704.7

Aggregate Amortization Expense and Impairment Charges
Successor Company
For the year ended December 31, 2008		$39.7
Amortization		14.3
Intangible asset impairment		25.4

For the year ended December 31, 2007		14.5
Amortization		14.5
Intangible asset impairment		—
The annual amortization expense expected for the years 2009 through 2013 is as follows:

2009	$14.1
2010	14.1
2011	14.1
2012	14.1
2013	14.1

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
NOTE 13. OTHER NON-CURRENT ASSETS

	Successor Company
	December 31,	December 31,
	2008	2007
Cash surrender value of Company owned life insurance policies	$53.5	$52.9
Other	28.2	31.6

Total other non-current assets	$81.7	$84.5

NOTE 14. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	Successor Company
	December 31,	December 31,
	2008	2007
Payables, trade and other	$179.3	$231.2
Employment costs	107.1	130.7
Other	50.6	66.3

Total accounts payable and accrued expenses	$337.0	$428.2

The decrease in accounts payable and accrued expenses is primarily due to a reduction in trade payables due to lower activity and lower accruals for employee incentive compensation.
NOTE 15. SEVERANCES AND RELATED COSTS
In 2008 we recorded $7.4 million of severance and related expenses to reflect the termination costs for certain corporate employees. We also recorded a reduction of our stock compensation expense of $1.5 million in the first quarter of 2008 related to stock grants that were forfeited by these employees. These costs were recorded as SG&A expenses.
During 2008 we recorded $14.1 million of severance and other related charges primarily related to organizational and manufacturing changes for our European resilient flooring business. The organizational changes are due to the decision to consolidate and outsource several SG&A functions. The manufacturing changes related primarily to the decision to cease production of automotive carpeting and other specialized textile flooring products. These charges were recorded as part of cost of goods sold ($7.3 million) and SG&A expenses ($6.8 million). None of the severance payments were made as of December 31, 2008.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
NOTE 16. RESTRUCTURING AND OTHER ACTIONS
Net restructuring charges of $0.8 million, $0.2 million, $1.7 million and $10.0 million were recorded in the year 2008, the year 2007, the three months ended December 31, 2006 and the nine months ended September 30, 2006, respectively. The following table summarizes these charges:

	Successor Company		Predecessor Company
			Three	Nine
			Months	Months	(unaudited)
			Ended	Ended	Number of
			December 31,	September 30,	Employees
Action Title	Year 2008	Year 2007	2006	2006	Impacted	Segment
Lancaster Plant	—	—	$0.5	$9.6	450	Resilient Flooring
Other initiatives	$0.8	$0.2	1.2	0.4		Various

Total	$0.8	$0.2	$1.7	$10.0

Lancaster Plant: These charges related to the fourth quarter 2004 decision to cease commercial flooring production at Lancaster, Pennsylvania in 2006. We made this decision because of changes in the level and structure of demand for vinyl flooring products, we had excess capacity in other plants and Lancaster was our highest cost plant. Commercial flooring production requirements are being serviced in part by our other facilities around the world. We recorded no costs in 2008 or 2007 related to this initiative, but recorded the following costs in 2006:

	Successor	Predecessor
	Company	Company
	Three	Nine
	Months	Months
	Ended	Ended
	December 31,	September 30,
	2006	2006
Non-cash restructuring charges for enhanced retirement benefits	$0.5	$8.5
Severance and related costs	—	1.1

Total restructuring charges	$0.5	$9.6

Accelerated depreciation	—	$0.3
Other related costs	$0.5	9.3

Total cost of goods sold	$0.5	$9.6

Gain on sale of warehouse	—	$(14.3)
Other related costs	—	7.4

Total SG&A expenses	—	$(6.9)
Other related costs recorded in cost of goods sold related primarily to commercial flooring site clean-up and maintenance costs and costs to redesign the remaining portions of the plant to function without the commercial flooring site. Other related costs in SG&A expenses primarily related to the donation of the commercial flooring site to an outside party.
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

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
The following table summarizes activity in the restructuring accruals for 2007 and 2008. Net charges in the table may not agree with the income statement due to non-cash charges for enhanced retirement benefits that did not affect the restructuring accrual amounts.

	Severance and Related
	Costs		Leases
	Lancaster	Other	U.K.
Successor Company:	Plant	Initiatives	Lease	Total
December 31, 2006	$0.4	$1.7	$4.9	$7.0
Cash payments	(0.4)	(1.8)	(0.5)	(2.7)
Net charges	—	0.2	—	0.2
Other	—	—	0.1	0.1

December 31, 2007	$—	$0.1	$4.5	$4.6

Cash payments	—	—	(0.7)	(0.7)
Net charges	—	—	0.8	0.8
Other	—	(0.1)	(1.2)	(1.3)

December 31, 2008	$—	$—	$3.4	$3.4

The amounts in “Other” are related to the effects of foreign currency translation.
The remaining balance of $3.4 million as of December 31, 2008 relates to a noncancelable U.K. operating lease, which extends through 2017.
NOTE 17. INCOME TAXES
The tax effects of principal temporary differences between the carrying amounts of assets and liabilities and their tax bases are summarized in the table below. Management believes it is more likely than not that results of future operations will generate sufficient taxable income to realize deferred tax assets, net of valuation allowances, including the remaining federal net operating losses of $357.6 million principally resulting from payments to the Asbestos PI Trust in 2006 under the POR that may be carried forward for the remaining 18 years. In arriving at this conclusion, we considered the profit before tax generated for the years 1996 through 2008, as well as future reversals of existing taxable temporary differences and projections of future profit before tax.
We have provided valuation allowances for certain deferred state and foreign income tax assets, foreign tax credits and other basis adjustments of $208.7 million. We have $1,404.2 million of state net operating loss carryforwards with expirations between 2009 and 2028, and $393.7 million of foreign net operating loss carryforwards, that are available for carryforward indefinitely.
Our valuation allowances decreased from 2007 by a net amount of $16.3 million. This includes a decrease of $35.9 million for foreign tax credits and capital loss carryforwards, an increase for certain deferred state income tax assets of $15.2 million, and an increase for foreign tax loss carryforwards of $4.4 million. The decrease in the foreign tax credits was primarily due to the expiration of prior foreign tax credits. The increase in the valuation allowance for certain deferred state income tax assets of $15.2 million was primarily due to a reduction in the amount of future reversals of existing taxable temporary differences. The increase in the valuation allowance for foreign tax loss carryforwards was primarily due to additional unbenefitted losses partially offset by foreign currency translation adjustments that also reduced the related deferred income tax assets. We estimate we will need to generate future taxable income of approximately $1,021.8 million for federal income tax purposes and $1,165.4 million for state income tax purposes in order to fully realize the net deferred income tax assets discussed above.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)

	Successor Company
	December 31,	December 31,
Deferred income tax assets (liabilities)	2008	2007
Postretirement and postemployment benefits	$170.4	$169.1
Pension benefit liabilities	32.2	21.5
Net operating losses	529.8	573.8
Foreign tax credit carryforwards	70.7	105.3
Capital losses	15.2	16.7
Other	82.3	86.3

Total deferred income tax assets	900.6	972.7
Valuation allowances	(208.7)	(225.0)

Net deferred income tax assets	691.9	747.7

Intangibles	(289.7)	(316.3)
Accumulated depreciation	(102.2)	(117.6)
Prepaid pension costs	—	(268.4)
Tax on unremitted earnings	(48.7)	(51.0)
Inventories	(18.9)	(20.6)
Other	(12.0)	(6.7)

Total deferred income tax liabilities	(471.5)	(780.6)

Net deferred income tax assets (liabilities)	$220.4	$(32.9)

Deferred income taxes have been classified in the Consolidated Balance Sheet as:
Deferred income tax assets — current	$14.4	$43.5
Deferred income tax assets — noncurrent	219.6	424.5
Deferred income tax liabilities — current	(4.6)	(29.5)
Deferred income tax liabilities — noncurrent	(9.0)	(471.4)

Net deferred income tax assets (liabilities)	$220.4	$(32.9)

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)

				Predecessor
	Successor Company			Company
			Three	Nine
			Months	Months
			Ended	Ended
			December 31,	September 30,
Details of taxes	Year 2008	Year 2007	2006	2006
Earnings from continuing operations before income taxes:
Domestic	$171.0	$221.4	$34.0	$1,950.1
Foreign	18.4	42.1	(6.4)	196.0
Eliminations	—	(4.3)	(20.5)	4.7

Total	$189.4	$259.2	$7.1	$2,150.8

Income tax provision (benefit):
Current:
Federal	$8.3	$4.8	—	$(13.2)
Foreign	21.3	17.4	$1.8	14.6
State	5.4	4.6	0.2	(1.0)

Total current	35.0	26.8	2.0	0.4

Deferred:
Federal	46.5	72.5	3.7	761.6
Foreign	(1.1)	1.5	(1.7)	(6.2)
State	28.6	5.6	(0.2)	(29.2)

Total deferred	74.0	79.6	1.8	726.2

Total income taxes	$109.0	$106.4	$3.8	$726.6

At December 31, 2008, we had $137.5 million of book basis (including unremitted earnings) in excess of tax basis in the shares of certain foreign subsidiaries for which no deferred income taxes have been provided because we consider the underlying earnings to be permanently reinvested. This basis difference could reverse through a sale of the subsidiaries, the receipt of dividends from the subsidiaries, as well as various other events. It is not practical to calculate the residual income tax which would result if these basis differences reversed due to the complexities of the tax law and the hypothetical nature of the calculations. We do, however, estimate that approximately $2.0 million in foreign withholding taxes would be payable if the underlying earnings were to be distributed.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)

				Predecessor
	Successor Company			Company
			Three	Nine
			Months	Months
			Ended	Ended
			December 31,	September 30,
Reconciliation to U.S. statutory tax rate	Year 2008	Year 2007	2006	2006
Continuing operations tax at statutory rate	$66.3	$90.7	$2.5	$752.8
State income taxes (benefit), net of federal benefit	8.1	6.7	—	(30.2)
Increases in valuation allowances on deferred state income tax assets	13.9	—	—	—
Increases in valuation allowances on deferred foreign income tax assets	14.2	6.0	4.8	35.7
Tax on foreign and foreign-source income	(0.9)	(1.7)	(5.0)	(1.1)
Bankruptcy reorganization expenses	—	0.4	2.0	8.8
Interest on uncertain tax positions	5.9	1.8	—	—
Permanent book/tax differences	(2.4)	(0.4)	(0.8)	(25.8)
Permanent fresh-start adjustments	—	—	—	(0.9)
Permanent settlement adjustments	—	—	—	(39.6)
Tax on unremitted earnings	3.9	2.9	0.3	26.9

Tax expense at effective rate	$109.0	$106.4	$3.8	$726.6

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
The effective tax rate for the three months ended December 31, 2006, reflects a tax benefit of $1.5 million related to a change in German tax law that allows for a recovery of previously frozen imputation tax credits. This benefit was more than offset, however, by foreign losses incurred during the quarter for which a full valuation allowance is required.
In accordance with the requirements for fresh-start reporting pursuant to SOP 90-7, we adopted FIN 48 effective as of October 2, 2006. The transition adjustments, although not material in the aggregate, were shown as an adjustment to the October 2, 2006 fresh-start balance sheet.
We have $174.4 million of Unrecognized Tax Benefits (“UTB”) as of December 31, 2008. Of this amount, $160.0 million, if recognized in future periods, would impact the reported effective tax rate. The remaining amount of $14.4 million, if recognized in future periods, would be fully reduced by additional valuation allowances.
In October 2007 we received $178.7 million in refunds for federal income taxes paid over the preceding ten years. The refunds result from the carryback of a portion of net operating losses created by the funding of the Asbestos PI Trust in October 2006. The tax refunds are subject to examination and

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
adjustment by the Internal Revenue Service (“IRS”) under its normal audit procedures. Upon receipt of the refunds, AWI recorded a liability of $144.6 million in the fourth quarter of 2007 pending completion of the IRS audit. Any tax losses disallowed for a ten-year carryback would be available to carry forward. This amount is included in the table of UTB’s below.
It is reasonably possible that certain UTB’s may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities. Over the next twelve months, we estimate that UTB’s may decrease by $0.3 million due to statutes expiring and increase by $1.7 million due to uncertain tax positions expected to be taken on tax returns.
With our adoption of FIN 48, we elected to continue our prior practice of accounting for all interest and penalties on uncertain income tax positions as income tax expense. As a result, we have reported $10.0 million of interest and penalty exposure as accrued income tax in the Consolidated Balance Sheet as of December 31, 2008, of which $6.4 million was recognized as income tax during 2008.
We have significant operations in over 26 countries and file income tax returns in approximately 80 tax jurisdictions, in some cases for multiple legal entities per jurisdiction. Generally, we have open tax years subject to tax audit scrutiny on average of between three years and six years. We have not materially extended any open statutes of limitation for any significant location and have reviewed and accrued for, where necessary, tax liabilities for open periods. We are currently under examination by the IRS for the 2005 and 2006 tax years. In addition to those years, the tax years 2007 and 2008 are subject to future potential tax adjustments. All tax years prior to 2005 have been settled. We also have examinations in progress in Germany and Canada. We have evaluated the need for tax reserves for these audits as part of our FIN 48 evaluation process.
We had the following activity for UTB’s for the year ended December 31, 2008:

	Non-Current
	Income Taxes	NOL
	Payable	Carryforward	Total
Unrecognized tax benefits at December 31, 2007	$13.6	$167.1	$180.7
Gross change for current year positions	0.8	—	0.8
Increases for prior period positions	0.4	3.0	3.4
Decrease for prior period positions	—	(8.0)	(8.0)
Decrease due to settlements and payments	(0.9)	—	(0.9)
Decrease due to statute expirations	(1.6)	—	(1.6)

Unrecognized tax benefits at December 31, 2008	$12.3	$162.1	$174.4

				Predecessor
	Successor Company			Company
			Three	Nine
			Months	Months
			Ended	Ended
			December 31,	September 30,
Other taxes	Year 2008	Year 2007	2006	2006
Payroll taxes	$75.6	$77.1	$16.9	$55.3
Property, franchise and capital stock taxes	15.4	18.3	4.6	12.3

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
NOTE 18. DEBT

	Successor Company
		Average		Average
		year-end		year-end
	2008	interest rate	2007	interest rate
Term Loan A due 2011	$281.3	2.01%	$296.3	6.22%
Term Loan B due 2013	193.5	2.26%	195.5	6.72%
Foreign banks due 2008	1.3	4.75%	3.4	5.83%
Bank loans due through 2012	10.8	6.02%	8.2	5.30%
Industrial development bonds due 2009	10.0	1.60%	10.0	3.77%
Capital lease obligations due through 2018	0.1	5.03%	0.4	4.89%
Other	—	—	0.6	7.79%

Subtotal	497.0	2.19%	514.4	6.34%
Less current portion and short-term debt	42.2	3.00%	28.6	6.03%

Total long-term debt, less current portion	$454.8	2.12%	$485.8	6.36%

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
The senior credit facility includes three financial covenants which do not permit the ratio of consolidated EBITDA to consolidated interest expense to be less than 3.00 to 1.00, the ratio of consolidated funded indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) (“Consolidated Leverage Ratio”) to be greater than 3.75 to 1.00 and that there is a minimum domestic liquidity of $100 million, as defined by the credit agreement (incorporated in this 10-K as Exhibit 10.10). We are in compliance with these covenants. As of December 31, 2008 our consolidated interest coverage ratio was 12.98 to 1.00, our indebtedness to EBITDA was 1.24 to 1.00 and our domestic liquidity was $452.9 million. We believe that the likelihood of default under these covenants is unlikely. Fully borrowing under our revolving credit facility, provided we maintain minimum domestic liquidity of $100 million, would not violate these covenants.
The Revolving Credit and Term Loan A portions are currently priced at a spread of 1.50% over LIBOR and the Term Loan B portion is priced at 1.75% over LIBOR for its entire term. The Term Loan A and Term Loan B were both fully drawn down (net of scheduled and voluntary principal payments) and are currently priced on a variable interest rate basis. The unpaid balances of Term Loan A ($281.3 million) and Term Loan B ($193.5 million) of the credit facility may be prepaid without penalty at the maturity of their respective interest reset periods. Any amounts prepaid may not be reborrowed.
Prepayments of the loans under the senior credit facility are required unless (a) the Consolidated leverage ratio is less than or equal to 2.5:1.0, and (b) debt ratings from S&P is BB (stable) or better and from Moody’s is Ba2 (stable) or better. If required, the prepayment amount would be 50% of Consolidated Excess Cash Flow (as defined in the agreement). Mandatory prepayments have not occurred since the inception of the agreement. Our current debt rating from S&P is BB (stable) and from Moody’s is Ba2 (stable).
Approximately $2.2 million of the remaining $22.2 million of debt as of December 31, 2008 was secured with buildings and other assets. The credit lines at our foreign subsidiaries are subject to immaterial annual commitment fees.
As of December 31, 2007, approximately $4.1 million of the $22.7 million of total debt outstanding was secured with buildings and other assets.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)

Scheduled payments of long-term debt:
2009	$40.9
2010	32.3
2011	234.8
2012	3.5
2013	184.1
2014 and later	0.1
We utilize lines of credit and other commercial commitments in order to ensure that adequate funds are available to meet operating requirements. On December 31, 2008, we had a $300 million revolving credit facility with a $150 million sublimit for letters of credit, of which $49.6 million was outstanding. There were no outstanding borrowings under the revolving credit facility. Availability under this facility totaled $250.4 million as of December 31, 2008. As of December 31, 2008, our foreign subsidiaries had available lines of credit totaling $32.3 million, of which $2.8 million was used and $4.9 million was only available for letters of credit and guarantees, leaving $24.6 million of unused lines of credit available for foreign borrowings.
On December 31, 2008, we had outstanding letters of credit totaling $60.0 million, of which $49.6 million was issued under the revolving credit facility and $10.4 was arranged with another bank. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary.
NOTE 19. PENSION AND OTHER BENEFIT PROGRAMS
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

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
We use a December 31 measurement date for our U.S. defined benefit plans.

	Successor Company
U.S. defined-benefit pension plans	Year 2008	Year 2007
Change in benefit obligation:
Benefit obligation as of beginning of period	$1,712.6	$1,705.4
Service cost	17.4	16.9
Interest cost	97.8	96.3
Plan amendments	3.4	—
Actuarial loss	36.2	8.7
Benefits paid	(111.7)	(114.7)

Benefit obligation as of end of period	$1,755.7	$1,712.6

Change in plan assets:
Fair value of plan assets as of beginning of period	$2,355.7	$2,238.7
Actual return on plan assets – (loss) gain	(545.6)	228.5
Employer contribution	3.2	3.2
Benefits paid	(111.7)	(114.7)

Fair value of plan assets as of end of period	$1,701.6	$2,355.7

Funded status of the plans	$(54.1)	$643.1

	Successor Company
U.S. defined-benefit pension plans	Year 2008	Year 2007
Weighted-average assumptions used to determine benefit obligations at end of period:
Discount rate	5.60%	5.85%
Rate of compensation increase	4.00%	4.00%

Weighted-average assumptions used to determine net periodic benefit cost for the period:
Discount rate	5.85%	5.75%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)

	Successor Company
U.S. defined-benefit retiree health and life insurance plans	Year 2008	Year 2007
Change in benefit obligation:
Benefit obligation as of beginning of period	$337.0	$390.6
Service cost	1.7	1.8
Interest cost	18.9	19.1
Plan participants’ contributions	6.2	6.7
Actuarial loss (gain)	1.4	(50.3)
Benefits paid, gross	(32.6)	(33.3)
Medicare subsidy receipts	1.7	2.4

Benefit obligation as of end of period	$334.3	$337.0

Change in plan assets:
Fair value of plan assets as of beginning of period	—	—
Employer contribution	$24.7	$24.2
Plan participants’ contributions	6.2	6.7
Benefits paid, gross	(32.6)	(33.3)
Medicare subsidy receipts	1.7	2.4

Fair value of plan assets as of end of period	$—	$—

Funded status of the plans	$(334.3)	$(337.0)

	Successor Company
U.S. defined-benefit retiree health and life insurance plans	Year 2008	Year 2007
Weighted-average discount rate used to determine benefit obligations at end of period	5.60%	5.85%
Weighted-average discount rate used to determine net periodic benefit cost for the period	5.85%	5.75%
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

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
Each asset class utilized by the RIP has a defined asset allocation target and allowable range. The table below shows the asset allocation target and the December 31, 2008 and 2007 position for each asset class:

	Successor Company
	Target Weight at	Position at December 31,
Asset Class	December 31, 2008	2008	2007
Domestic equity	41%	30%	38%
International equity	22%	17%	24%
High yield bonds	5%	4%	4%
Long duration bonds	25%	40%	27%
Real estate	7%	7%	6%
Other fixed income	0%	2%	1%
The difference between the target and actual positions as of December 31, 2008 is due to poor performance of the equity investments, not an intentional shift in asset allocation. In light of current market conditions, we are reevaluating our target asset allocations.
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
Amounts recognized in assets and liabilities at year end consist of:

			Retiree Health and Life
	Pension Benefits		Insurance Benefits
	Successor Company		Successor Company
	2008	2007	2008	2007
Prepaid pension costs	—	$687.8	—	—
Accounts payable and accrued expenses	$(3.3)	(3.4)	$(31.7)	$(30.2)
Postretirement and postemployment benefit liabilities	—	—	(302.6)	(306.8)
Pension benefit liabilities	(50.8)	(41.3)	—	—

Net amount recognized	$(54.1)	$643.1	$(334.3)	$(337.0)

Pre-tax amounts recognized in accumulated other comprehensive income at year end consist of:

			Retiree Health and Life
	Pension Benefits		Insurance Benefits
	Successor Company		Successor Company
	2008	2007	2008	2007
Net actuarial loss (gain)	$627.2	$(129.8)	$(46.2)	$(50.5)
Prior service cost	3.1	—	—	—

Accumulated other comprehensive loss (income)	$630.3	$(129.8)	$(46.2)	$(50.5)

No amounts in accumulated other comprehensive loss (income) are expected to be amortized into the pension credit in 2009. We expect to amortize $1.3 million of previously unrecognized net actuarial gains into postretirement benefit cost in 2009.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
The accumulated benefit obligation for the U.S. defined benefit pension plans was $1,734.2 million and $1,690.9 million at December 31, 2008 and 2007, respectively.

	Successor Company
U.S. pension plans with benefit obligations in excess of assets	2008	2007
Projected benefit obligation, December 31	$1,755.7	$44.7
Accumulated benefit obligation, December 31	1,734.2	43.5
Fair value of plan assets, December 31	1,701.6	—
The increase in U.S. pension plans with benefit obligation in excess of assets occurred primarily because the RIP, which was previously overfunded, was underfunded in relation to its benefit obligations at December 31, 2008.
The components of pension credit are as follows:

				Predecessor
	Successor Company			Company
			Three Months	Nine Months
			Ended	Ended
			December 31,	September 30,
U.S. defined-benefit pension plans	Year 2008	Year 2007	2006	2006
Service cost of benefits earned during the period	$17.4	$16.9	$3.4	$13.6
Interest cost on projected benefit obligation	97.8	96.3	24.3	69.4
Expected return on plan assets	(175.3)	(169.4)	(42.5)	(121.5)
Amortization of prior service cost	0.3	—	—	6.7
Amortization of net actuarial loss	—	—	—	1.3

Net periodic pension credit	$(59.8)	$(56.2)	$(14.8)	$(30.5)

We recorded separate charges of $0.5 million in the three months ended December 31, 2006 and $8.5 million in the nine months ended September 30, 2006 within restructuring expense for special termination benefits related to the closure of certain operations at a manufacturing plant in Lancaster, Pennsylvania. See Note 16 for further information.
The components of postretirement benefit costs are as follows:

				Predecessor
	Successor Company			Company
			Three Months	Nine Months
			Ended	Ended
U.S. defined-benefit retiree health and life			December 31,	September 30,
insurance plans	Year 2008	Year 2007	2006	2006
Service cost of benefits earned during the period	$1.7	$1.8	$0.7	$1.8
Interest cost on accumulated postretirement benefit obligation	18.9	19.1	5.4	14.9
Amortization of prior service benefit	—	—	—	(4.8)
Amortization of net actuarial (gain) loss	(1.5)	(0.9)	—	9.4

Net periodic postretirement benefit cost	$19.1	$20.0	$6.1	$21.3

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
For measurement purposes, average rates of annual increase in the per capita cost of covered health care benefits of 9.5% for pre-65 retirees and 10.0% for post-65 retirees were assumed for 2009, decreasing 1% per year to an ultimate rate of 5%. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One percentage point
U.S. retiree health and life insurance benefit plans	Increase	Decrease
Effect on total of service and interest cost components	$0.5	$(0.5)
Effect on postretirement benefit obligation	7.9	(7.7)
We expect to contribute $3.3 million to our U.S. defined benefit pension plans and $31.7 million to our U.S. postretirement benefit plans in 2009.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years for our U.S. plans:

		Retiree Health and	Retiree Health
		Life Insurance	Medicare Subsidy
	Pension Benefits	Benefits, Gross	Receipts
2009	$116.4	$34.5	$(2.8)
2010	117.6	35.7	(3.0)
2011	120.7	36.4	(3.2)
2012	120.1	35.8	(3.4)
2013	122.4	33.8	(3.7)
2014–2018	635.9	153.6	(20.7)
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

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)

	Successor Company
Non-U.S. defined-benefit plans	Year 2008	Year 2007
Change in benefit obligation:
Benefit obligation as of beginning of period	$403.0	$406.5
Service cost	5.6	6.9
Interest cost	21.3	19.2
Plan participants’ contributions	2.1	2.2
Foreign currency translation adjustment	(50.2)	29.2
Actuarial gain	(28.1)	(38.0)
Benefits paid	(24.5)	(23.0)

Benefit obligation as of end of period	$329.2	$403.0

Change in plan assets:
Fair value of plan assets as of beginning of period	$246.0	$229.9
Actual return on plan assets — (loss) gain	(39.8)	7.8
Employer contributions	18.9	17.8
Plan participants’ contributions	2.1	2.2
Foreign currency translation adjustment	(46.6)	11.3
Benefits paid	(24.5)	(23.0)

Fair value of plan assets as of end of period	$156.1	$246.0

Funded status of the plans	$(173.1)	$(157.0)

	Successor Company
Non-U.S. defined-benefit plans	Year 2008	Year 2007
Weighted-average assumptions used to determine benefit obligations at end of period:
Discount rate	5.9%	5.5%
Rate of compensation increase	3.4%	3.5%

Weighted-average assumptions used to determine net periodic benefit cost for the period:
Discount rate	5.5%	4.7%
Expected return on plan assets	6.7%	6.6%
Rate of compensation increase	3.5%	3.2%
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

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
Each of the plans has a targeted asset allocation for each asset class. The table below shows, for each asset class, the weighted average of the several plans’ asset allocation targets and positions at December 31, 2008 and 2007:

	Successor Company
	Target Weight at	Position at December 31,
Asset Class	December 31, 2008	2008	2007
Equities	58%	56%	61%
Long duration bonds	24%	26%	23%
Other fixed income	10%	12%	10%
Real estate	8%	6%	6%
Basis of Rate-of-Return Assumption
Long-term asset class return forecasts were obtained from investment professionals. The forecasts were averaged to come up with consensus passive return forecasts for each asset class. These forecast asset class returns were weighted by the plans’ target asset class weights, yielding a long-term return forecast of 6.7% for the year ended December 31, 2008 and 6.6% for the year ended December 31, 2007.

Amounts recognized in the consolidated balance sheets consist of:

	Successor Company
	2008	2007
Prepaid pension costs	$0.3	$20.2
Accounts payable and accrued expenses	(12.8)	(13.0)
Pension benefit liabilities	(160.6)	(164.2)

Net amount recognized	$(173.1)	$(157.0)

Pre-tax amounts recognized in accumulated other comprehensive income at year end consist of:

	Successor Company
	2008	2007
Net actuarial (gain)	$(14.1)	$(41.7)
Prior service cost (credit)	—	—

Accumulated other comprehensive (income)	$(14.1)	$(41.7)

We expect to amortize $0.5 million of previously unrecognized net actuarial losses into pension cost in 2009.
The accumulated benefit obligation for the non-U.S. defined benefit pension plans was $309.0 million and $376.0 million at December 31, 2008 and 2007, respectively.

	Successor Company
Non-U.S. pension plans with benefit obligations in excess of assets	2008	2007
Projected benefit obligation, December 31	$328.3	$177.2
Accrued benefit obligation, December 31	308.1	172.0
Fair value of plan assets, December 31	154.9	—
The increase in non-U.S. pension plans with benefit obligation in excess of assets occurred primarily because three of our previously overfunded plans were underfunded in relation to their benefit obligations at December 31, 2008.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)

The components of pension cost are as follows:

				Predecessor
	Successor Company			Company
			Three	Nine
			Months	Months
			Ended	Ended
			December 31,	September 30,
Non-U.S. defined-benefit plans	Year 2008	Year 2007	2006	2006
Service cost of benefits earned during the period	$5.6	$6.9	$1.7	$5.1
Interest cost on projected benefit obligation	21.3	19.2	4.5	12.3
Expected return on plan assets	(16.0)	(15.4)	(3.6)	(8.6)
Amortization of transition obligation (asset)	—	—	—	(0.1)
Amortization of prior service cost	—	—	—	0.4
Amortization of net actuarial gain	(0.5)	—	—	2.1

Net periodic pension cost	$10.4	$10.7	$2.6	$11.2

We expect to contribute $18.3 million to our non-U.S. defined benefit pension plans in 2009.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years:

Pension Benefits
2009	$21.1
2010	20.9
2011	21.9
2012	20.8
2013	22.7
2014–2018	119.8
Costs for other worldwide defined contribution benefit plans and multiemployer pension plans were $14.8 million in 2008, $15.2 million in 2007, $3.3 million in the three months ended December 31, 2006 and $9.6 million in the nine months ended September 30, 2006.
NOTE 20. FINANCIAL INSTRUMENTS
We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments are as follows:

	Successor Company
	2008		2007
	Carrying	Estimated	Carrying	Estimated
(millions at December 31)	amount	fair value	amount	fair value
Assets/(Liabilities):
Long-term debt, including current portion	$(495.7)	$(405.0)	$(510.5)	$(502.0)
Foreign currency contract obligations	7.4	7.4	(5.0)	(5.0)
Natural gas contracts	(13.5)	(13.5)	(1.5)	(1.5)
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
As discussed in Note 2, we adopted FAS 157 effective January 1, 2008, with respect to the fair value measurement and disclosure of financial assets and liabilities. FAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
  Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Successor Company
	2008		2007
	Fair value based on
	Quoted,	Other	Quoted,	Other
	active	observable	active	observable
	markets	inputs	markets	inputs
(millions at December 31)	“Level 1”	“Level 2”	“Level 1”	“Level 2”
Assets/(Liabilities):
Foreign currency contract obligations	$7.4	—	$(5.0)	—
Natural gas contracts	—	$(13.5)	—	$(1.5)
We do not have any financial derivative assets or liabilities that are valued using Level 3 (unobservable) inputs.
NOTE 21. DERIVATIVE FINANCIAL INSTRUMENTS
We are exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices that could impact our results of operations and financial condition. We use forward swaps and option contracts to hedge currency and commodity exposures. We regularly monitor developments in the capital markets and only enter into currency and swap transactions with established counterparties having investment grade ratings. Exposure to individual counterparties is controlled and derivative financial instruments are entered into with a diversified group of major financial institutions. Forward swaps and option contracts are entered into for periods consistent with underlying exposure and do not constitute positions independent of those exposures. At inception, we formally designate and document our derivatives as either (1) a hedge of a forecasted transaction or “cash flow” hedge, or (2) a hedge of the fair value of a recognized liability or asset or “fair value” hedge. We also formally assess, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
transaction is no longer likely to occur, we discontinue hedge accounting, and any deferred gains or losses are recognized in earnings. We use derivative financial instruments as risk management tools and not for speculative trading purposes.
Interest Rate Risk — There were no open interest rate derivatives as of December 31, 2008 and 2007. In February 2009 we entered into interest rate swaps with a total notional amount of $100 million that mature in December 2009. Under the terms of the swaps, we receive 1-month LIBOR and pay a fixed rate over the hedged period. These swaps are designated as cash flow hedges to hedge against changes in LIBOR for a portion of our variable rate debt.
Currency Rate Risk — We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. We manage our cash flow exposures on a net basis and use derivatives to hedge our unmatched foreign currency cash inflows and outflows. At December 31, 2008, our major foreign currency exposures are to the Euro, the Canadian dollar, and the British pound.
We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows, resulting from the sale of product to foreign customers and purchases from foreign suppliers, will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. Cash flow hedges are executed quarterly for up to 15 months forward and allow us to further reduce our overall exposure to exchange rate movements, since the gains and losses on these contracts offset losses and gains on the transactions being hedged. Gains and losses on these instruments are deferred in other comprehensive income until the underlying transaction is recognized in earnings. The net fair value of these instruments at December 31, 2008 was an asset of $6.4 million. A gain of $6.4 million is included in other comprehensive income related to changes in the fair value of our foreign currency forward exchange contracts, $6.3 million of which is expected to be recorded to earnings in the next twelve months. The earnings impact is reported in either net sales or cost of goods sold to match the underlying transaction being hedged. The earnings impact of these type of hedges was a total gain of less than $0.3 million recorded during 2008. The earnings impact of the ineffective portion of these hedges was not material during 2008. There were no circumstances where hedge treatment was discontinued during 2008.
We also use foreign currency forward exchange contracts to hedge exposures created by cross-currency intercompany loans. The underlying intercompany loans are classified as short-term and translation adjustments related to these loans are recorded in other non-operating income or expense. The offsetting gains and losses on the related derivative contracts are also recorded in other non-operating income or expense. These transactions are generally executed on a six-month rolling basis and are offset or increased as repayment or additional intercompany loans are extended. The fair value of these instruments at December 31, 2008 was an asset of $1.0 million. During 2008, the net earnings impact of these transactions was a gain of $0.3 million recorded in other non-operating income.
Our foreign currency hedges are typically ‘forward sale’ or ‘forward buy’ contracts whose prices are actively traded and that are readily identifiable in the global currency markets. The current market values of forward currency positions are highly calculable (quotable) at any point in time by pegging the current, observable, spot rate for the currency to an ultimate contract maturity date. Consequently, the pricing we use to measure our foreign exchange hedges are based on observable inputs and are thus “Level 1” pricing inputs as defined in the FAS 157 hierarchy.
Commodity Price Risk — We purchase natural gas for use in the manufacture of ceiling tiles and other products and to heat many of our facilities. As a result, we are exposed to movements in the price of natural gas. We have a policy of reducing cost volatility for North American natural gas purchases by purchasing natural gas forward contracts, purchased call options, and zero-cost collars up to 15 months forward to reduce our overall exposure to natural gas price movements. There is a high correlation

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
between the hedged item and the hedged instrument. The gains and losses on these transactions offset losses and gains on the transactions being hedged. These instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying products are sold. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. There were no circumstances where hedge treatment was discontinued during 2008. The fair value of these instruments at December 31, 2008 was a $13.5 million liability. There is also a loss of $13.2 million included in other comprehensive income related to changes in the fair value of our natural gas hedge contracts, of which $12.0 million is expected to be recorded to earnings in the next twelve months. A loss of $1.2 million is expected to be recorded to earnings in 2010. The earnings impact of hedges that matured during 2008, recorded in cost of goods sold, was $1.2 million of income. The earnings impact of the ineffective portion of these hedges was not material during 2008.
Our natural gas contracts derive their basis in the NYMEX or other commodity exchanges, but are transacted ‘over-the-counter’ and tailored to suit the specific trade parameters (i.e.: maturity, size, underlying Btu’s) required by our North American operations. Thus, instead of having precisely observable inputs, the pricing is based upon similar, generic pricing of other market-traded contracts.
We use two sources to derive the fair value of our natural gas hedges. First, each of our counterparties provides us with indicative fair values as calculated from their own proprietary models. Second, we have developed our own methodology to derive a fair value for our natural gas hedges based on the Black-Scholes option valuation model. We obtain market information including current time to maturity, risk free rates, implied volatility and the current forward price. We have compared our own derived fair values with those provided by our counterparties and have noted the differences are immaterial. Accordingly, we consider the fair values used for our Natural Gas hedges to be fairly stated and the pricing inputs used for those fair values to be within the “Level 2” category of the FAS 157 hierarchy.
There have been no changes to the valuation techniques used during the periods presented.
NOTE 22. GUARANTEES
In disposing of assets, AWI and some subsidiaries have entered into contracts that included various indemnity provisions, covering such matters as taxes, environmental liabilities and asbestos and other litigation. Some of these contracts have exposure limits, but many do not. Due to the nature of the indemnities, it is not possible to estimate the potential maximum exposure under these contracts. For contracts under which an indemnity claim has been received, a liability of $5.8 million has been recorded as of December 31, 2008. See Note 32 of the Consolidated Financial Statements for additional information.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
NOTE 23. PRODUCT WARRANTIES
We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. The terms of these warranties vary by product and generally provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for the accrual of product warranties for 2008 and 2007:

	Successor Company
	Year 2008	Year 2007
Balance at beginning of period	$17.6	$21.2
Reductions for payments	(24.9)	(24.5)
Current period warranty accruals	25.1	21.4
Preexisting warranty accrual changes	(1.2)	(0.9)
Effects of foreign exchange translation	(0.3)	0.4

Balance at end of period	$16.3	$17.6

The warranty reserve is recorded as a reduction of sales and accounts receivable.
NOTE 24. OTHER LONG-TERM LIABILITIES

	Successor Company
	December 31,	December 31,
	2008	2007
Long-term deferred compensation arrangements	$30.4	$35.7
U.S. workers’ compensation	13.4	15.8
Environmental liabilities	6.5	7.0
Other	12.1	9.3

Total other long-term liabilities	$62.4	$67.8

NOTE 25. STOCK-BASED COMPENSATION PLANS
Predecessor Company
Awards under the Predecessor Company’s stock-based compensation plans were made in the form of stock options, stock appreciation rights in conjunction with stock options, performance restricted shares, stock awards and restricted stock awards. All of the Predecessor Company plans were terminated upon AWI emerging from Chapter 11 on October 2, 2006.
Options were granted to purchase shares at prices not less than the closing market price of the shares on the dates the options were granted. The options generally became exercisable in one to three years and expired 10 years from the date of grant.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)

Predecessor Company
Changes in AHI option shares outstanding	Nine Months Ended
(thousands except for share price)	September 30, 2006
Option shares at beginning of period	1,987.3
Options granted	—
Option shares exercised	—
Options forfeited	(23.8)
Options expired	(189.8)

Option shares at end of period	1,773.7

Option shares exercisable at end of period	1,773.7
Shares available for grant	5,029.0

Weighted average price per share:
Options outstanding	$24.67
Options exercisable	$24.67
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
The 2006 Plan authorizes us to issue stock options, stock appreciation rights, restricted stock awards, stock units, performance-based awards and cash awards to officers and key employees. No more than 5,349,000 common shares may be issued under the 2006 Plan, and the 2006 Plan will terminate on October 2, 2016, after which time no further awards may be made. As of December 31, 2008, 3,092,888 shares were available for future grants under the 2006 plan.
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

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)

	Successor Company
	Year Ended December 31, 2008
			Weighted-
		Weighted-	average	Aggregate
	Number of	average	remaining	intrinsic
	shares	exercise	contractual	value
	(thousands)	price	term (years)	(millions)
Option shares outstanding at beginning of period	1,569.8	$38.99
Options granted	195.7	29.73
Option adjustment for March dividend (see below)	95.8	29.16
Option shares exercised	—	—
Options forfeited	(328.4)	(31.02)

Option shares outstanding at end of period	1,532.9	$29.85	7.9	—

Option shares exercisable at end of period	505.8	29.85	7.9	—
Option shares expected to vest	936.6	30.17		—

	Successor Company
	Year Ended December 31, 2007
			Weighted-
		Weighted-	average	Aggregate
	Number of	average	remaining	intrinsic
	shares	exercise	contractual	value
	(thousands)	price	term (years)	(millions)
Option shares outstanding at beginning of period	1,592.0	$38.42
Options granted	64.1	52.38
Option shares exercised	—	—
Options forfeited	(86.3)	(38.47)

Option shares outstanding at end of period	1,569.8	$38.99	8.8	$2.5

Option shares exercisable at end of period	—	—	—	—
Option shares expected to vest	1,516.4	—	—	$2.5
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

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
The fair value of option grants was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions for the years 2008 and 2007 and the three months ended December 31, 2006 are presented in the table below.

	Successor Company
			Three
			Months
			Ended
			December 31,
	Year 2008	Year 2007	2006
Weighted-average grant date fair value of options granted (dollars per option)	$12.21	$20.64	$15.51
Assumptions
Risk free rate of return	3.2%	4.8%	4.6%
Expected volatility	29.8%	30.2%	33.2%
Expected term (in years)	6.0	6.0	6.5
Expected dividend yield	0.0%	0.0%	0.0%
The risk free rate of return is determined based on the implied yield available on zero coupon U.S. Treasury bills at the time of grant with a remaining term equal to the expected term of the option. Because reorganized Armstrong’s stock has been trading for only a short period of time, the expected volatility is established based on an average of the actual historical volatilities of the stock prices of a peer group of companies. The expected life is the midpoint of the average vesting period and the contractual life of the grant. For the same reasons mentioned earlier we are using an allowable simplified method to determine an appropriate expected term for our option valuation assumptions. The expected dividend yield is assumed to be zero because, at the time of each grant, we had no plans to declare a dividend. The assumptions outlined above are applicable to all option grants.
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

	Original Grant Terms		Adjusted Grant Terms
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Options granted in 2006	1,445,700	$38.42	1,520,024	$29.37
Options granted in 2007	64,100	52.38	64,100	39.88
Options granted in 2008	110,370	34.00	131,904	28.45

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
In addition to options, we also granted restricted stock and restricted stock units. These awards generally have vesting periods of two to four years. A summary of these awards follows:

	Successor Company
	Non-Vested Stock Awards
		Weighted-
		average fair
	Number of	value at grant
	Shares	date
January 1, 2007	530,650	$36.96
Granted	91,559	52.38
Vested	—	—
Forfeited	(31,275)	(39.12)

December 31, 2007	590,934	$39.24
Granted	307,866	32.61
Vested	(152,945)	36.89
Forfeited	(138,369)	37.54

December 31, 2008	607,486	$36.86
In 2008 and 2007, we granted 58,390 and 37,900 performance restricted shares, respectively, to the company CEO, which entitles him to receive a specified number of shares of reorganized Armstrong’s common stock on various vesting dates, provided certain cumulative financial targets are achieved over the three-year performance period. We estimated the fair value of performance share awards based on the market price of the underlying stock on the date of grant.
In addition to the equity awards described above, as of December 31, 2007 we had granted 81,244 phantom shares under the 2006 Phantom Stock Unit Plan to non-employee directors which will be settled in the future for cash. During 2008, 50,320 of the phantom shares were converted to restricted stock units leaving a balance of 30,924 phantom shares outstanding at December 31, 2008. These awards generally have vesting periods of one to three years, and as of December 31, 2008, 24,924 shares were vested. The awards are generally payable six months following the director’s separation from service. The total liability recorded for these shares as of December 31, 2008 was $0.9 million.
During 2008, we adopted the 2008 Directors Stock Unit Plan. The 2006 Phantom Stock Unit Plan is still in place; however, no additional shares will be granted under that plan. Under the 2008 Directors Stock Unit Plan we currently have 111,950 restricted stock units outstanding. In 2008, we granted 61,630 restricted stock units to non-employee directors and as noted above 50,320 shares were converted from phantom shares. These awards generally have vesting periods of one to three years, and as of December 31, 2008, 38,320 shares were vested. The awards are generally payable six months following the director’s separation from service. The awards under the stock unit plans are not reflected in the Non-Vested Stock Awards table above.
We recognize compensation expense on a straight-line basis over the vesting period. Share-based compensation cost was $8.1 million ($5.2 million net of tax benefit) in 2008, $13.6 million ($9.1 million net of tax benefit) in 2007 and $2.5 million ($1.5 million net of tax benefit) in the three months ended December 31, 2006. The decrease in share-based compensation cost from 2007 to 2008 is the result of an increase in forfeitures in 2008. Share-based compensation expense is recorded as a component of SG&A expenses. There has been no cash flow impact to date of these awards.
As of December 31, 2008, there was $24.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.1 years.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
NOTE 26. EMPLOYEE COMPENSATION
Employee compensation is presented in the table below. Charges for severance costs and early retirement incentives to terminated employees that were otherwise recorded as restructuring charges have been excluded.

				Predecessor
	Successor Company			Company
			Three	Nine
			Months	Months
			Ended	Ended
			December 31,	September 30,
Employee compensation cost	Year 2008	Year 2007	2006	2006
Wages, salaries and incentive compensation	$718.1	$755.8	$180.0	$555.6
Payroll taxes	75.6	77.1	16.9	55.3
Pension expense (credits), net	(34.6)	(30.3)	(8.9)	(9.7)
Insurance and other benefit costs	77.5	84.0	23.3	64.2
Stock-based compensation	8.1	13.6	2.5	—

Total	$844.7	$900.2	$213.8	$665.4

NOTE 27. LEASES
We rent certain real estate and equipment. Several leases include options for renewal or purchase, and contain clauses for payment of real estate taxes and insurance. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.
Rental expense was $22.8 million in the year 2008, $22.7 million in the year 2007, $5.5 million in the three months ended December 31, 2006 and $15.9 million in the nine months ended September 30, 2006. Future minimum payments at December 31, 2008, by year and in the aggregate, having noncancelable lease terms in excess of one year were as follows:

Operating
Scheduled minimum lease payments	Leases
2009	$14.9
2010	10.6
2011	6.7
2012	3.5
2013	2.1
Thereafter	4.7

Total	$42.5

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
NOTE 28. SHAREHOLDERS’ EQUITY
There were no Successor Company treasury shares at December 31, 2008 or December 31, 2007.
The balance of each component of accumulated other comprehensive (loss) income as of December 31, 2008 and 2007 is presented in the table below.

	Successor Company
	December 31,	December 31,
	2008	2007
Foreign currency translation adjustments	$(9.4)	$32.7
Derivative (loss), net	(3.3)	(4.7)
Pension and postretirement adjustments	(335.0)	148.5

Accumulated other comprehensive (loss) income	$(347.7)	$176.5

The amounts and related tax effects allocated to each component of other comprehensive (loss) income during 2008 are presented in the table below.

	Successor Company
	Pre-tax		After tax
	Amount	Tax Benefit	Amount
Foreign currency translation adjustments	$(49.2)	$7.1	$(42.1)
Derivative gain (loss), net	0.7	0.7	1.4
Pension and postretirement adjustments	(792.0)	308.5	(483.5)

Total other comprehensive (loss) income	$(840.5)	$316.3	$(524.2)

NOTE 29. SUPPLEMENTAL FINANCIAL INFORMATION

				Predecessor
	Successor Company			Company
			Three	Nine
			Months	Months
			Ended	Ended
			December 31,	September 30,
	Year 2008	Year 2007	2006	2006
Selected operating expenses
Maintenance and repair costs	$111.3	$116.9	$27.6	$88.3
Research and development costs	38.8	44.0	11.5	32.4
Advertising costs	29.6	36.2	6.1	22.7

Other non-operating expense
Foreign currency translation loss, net of hedging activity	$1.1	$0.7	—	—
Other	0.2	0.7	$0.3	$1.0

Total	$1.3	$1.4	$0.3	$1.0

Other non-operating income
Interest income	$10.5	$15.3	$4.0	$2.9
Foreign currency translation gain, net of hedging activity	0.1	2.5	0.3	4.2
Other	—	0.4	—	0.1

Total	$10.6	$18.2	$4.3	$7.2

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
NOTE 30. SUPPLEMENTAL CASH FLOW INFORMATION

				Predecessor
	Successor Company			Company
			Three	Nine
			Months	Months
			Ended	Ended
			December 31,	September 30,
	Year 2008	Year 2007	2006	2006
Interest paid	$23.7	$47.8	$9.9	$0.7
Income taxes (refunded) paid, net	25.7	(181.4)	7.5	56.6
NOTE 31. RELATED PARTIES
We purchase grid products from WAVE, our 50%-owned joint venture with Worthington Industries. The total amount of these purchases was approximately $98 million in the year 2008, $88 million in the year 2007, $22 million in the three months ended December 31, 2006 and $54 million in the nine months ended September 30, 2006. We also provide certain selling, promotional and administrative processing services to WAVE for which we receive reimbursement. Those services amounted to $16.1 million in the year 2008, $15.0 million in the year 2007, $3.4 million in the three months ended December 31, 2006 and $10.3 million in the nine months ended September 30, 2006. The net amounts due from us to WAVE for all of our relationships were $2.8 million and $5.8 million at the end of 2008 and 2007, respectively. See Note 11 for additional information.
NOTE 32. LITIGATION AND RELATED MATTERS
ASBESTOS-RELATED LITIGATION
On October 2, 2006 AWI’s plan of reorganization, which was confirmed by order dated August 18, 2006, became effective, and AWI emerged from Chapter 11. The following summarizes how the asbestos-related litigation matters were impacted by AWI’s emergence. See Note 1 for additional information.
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
Upon AWI’s POR becoming effective on October 2, 2006, the Asbestos PI Trust was created for the purpose of addressing and resolving AWI’s personal injury (including wrongful death) asbestos-related liability. As of October 2, 2006, all present and future asbestos-related personal injury claims against AWI, including contribution claims of co-defendants, arising directly or indirectly out of AWI’s pre-Filing use of or other activities involving asbestos, were channeled to the Asbestos PI Trust.
As part of the POR, in accordance with an injunction issued under Section 524(g) of the Bankruptcy Code and entered in connection with the POR, various entities are protected from present and future asbestos-related personal injury claims. These entities include, among others, reorganized Armstrong, AHI, AWI’s subsidiaries and other affiliates (as defined in the POR), and their respective officers and directors. Now that it has emerged from Chapter 11, AWI does not have any responsibility for these claims (including claims against AWI based solely on its ownership of a subsidiary or other affiliate), nor does it participate

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
in their resolution. Accordingly, AWI has no recorded liability for asbestos-related personal injury claims as of December 31, 2008 and December 31, 2007.
On October 2, 2006, pursuant to the POR becoming effective, AWI transferred to the Asbestos PI Trust rights arising under liability insurance policies issued to AWI with respect to asbestos-related personal injury claims. As of October 2, 2006, resolution of asbestos-related personal injury insurance matters is the responsibility of the Asbestos PI Trust. As part of accounting for emergence, AWI reflected the transfer of these rights to the Asbestos PI Trust. Therefore, there is no recorded insurance asset in respect of asbestos claims as of December 31, 2008 and December 31, 2007.
Asbestos-related personal injury claims against the affiliates and subsidiaries of AWI covered by the POR will be channeled to the Asbestos PI Trust only to the extent such claims directly or indirectly relate to the manufacturing, installation, distribution or other activities of AWI or are based solely on AWI’s ownership of the subsidiaries or other affiliates (as distinguished from independent activities of the subsidiaries or affiliates). Currently, one asbestos-related personal injury lawsuit against a subsidiary of AWI allegedly arising out of such independent activities is pending. This claim will not be channeled to the Asbestos PI Trust under the POR. The subsidiary denies liability and is aggressively defending the matter. AWI has not recorded any liability for this matter. Management does not expect that any sum that may be paid in connection with this matter will be material to reorganized Armstrong.
In addition, workers’ compensation claims brought against AWI or its subsidiaries or other affiliates will not be channeled to the Asbestos PI Trust. These claims remain subject to the workers’ compensation process. Historically, workers’ compensation claims against AWI and its subsidiaries have not been significant in number or amount. AWI honored its obligations with respect to such claims during the Chapter 11 Case and following emergence. Workers’ compensation law provides that the employer is responsible for evaluation, medical treatment and lost wages as a result of a job-related injury. Currently, AWI has nine pending workers’ compensation claims, and a UK subsidiary has eleven employer liability claims involving alleged asbestos exposure.
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
ENVIRONMENTAL MATTERS
Environmental Expenditures
Our manufacturing and research facilities are affected by various federal, state and local requirements relating to the discharge of materials and the protection of the environment. We make expenditures necessary for compliance with applicable environmental requirements at each of our operating facilities. Regulatory requirements continually change, therefore we cannot predict with certainty future expenditures associated with compliance with environmental requirements.
Environmental Remediation
Summary
We are actively involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and similar state “Superfund” laws at four off-site locations. We have also been investigating and/or remediating environmental contamination allegedly resulting from past industrial activity at five domestic and five foreign current or former plant sites. In most cases, we are one of many potentially responsible parties (“PRPs”) which have potential liability for the required investigation and remediation of each site. In some cases, we have agreed to jointly fund that required investigation and remediation, while at some sites, we dispute the liability, the proposed remedy or the

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
proposed cost allocation among the PRPs. We may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.
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
Effects of Chapter 11
Upon AWI’s emergence from Chapter 11 on October 2, 2006, AWI’s environmental liabilities with respect to properties that AWI does not own or operate (such as formerly owned sites, or landfills to which AWI’s waste was taken) were discharged. Claims brought by a federal or state agency alleging that AWI should reimburse the claimant for money that it spent cleaning up a site which AWI does not own or operate, and claims by private parties, such as other PRPs with respect to sites with multiple PRPs, were discharged upon emergence. Now that it has emerged from Chapter 11, AWI does not have any responsibility for these claims. Environmental obligations with respect to AWI’s subsidiaries and to property that they currently own or operate have not been discharged.
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
Specific Events
Upon emergence, AWI resolved its environmental liabilities at 45 sites through its Chapter 11 Case. The liabilities at 38 sites were resolved through the global environmental settlement (“Global Settlement”) with the Department of Justice (“DOJ”) and the U.S. Environmental Protection Agency (“EPA”) with respect to CERCLA liability. The Global Settlement, which was approved by the Bankruptcy Court in October 2005 and further amended in July 2007, provided EPA an approved proof of claim in the amount of $9.2 million, which included $7.8 million with respect to the Peterson Puritan site. At one CERCLA site, however, AWI will continue to participate in the cleanup under a previously approved Consent Decree. In addition to the federal claims resolved by the Global Settlement, AWI’s emergence from Chapter 11 also resolved its environmental liabilities with respect to claims asserted by the state and/or private parties at seven other sites.
AWI is subject to an order of the Oregon Department of Environmental Quality (“DEQ”) to investigate and remediate hazardous substances present at its St. Helens, Oregon facility which was previously owned by Kaiser Gypsum Company, Inc. (“Kaiser”) and then Owens Corning Fiberglas Corp. (“OC”). Costs and responsibilities for the remedial investigation and remedy design are being shared with Kaiser pursuant to an agreement between AWI and Kaiser. Contributions to these costs are also being made available by DEQ pursuant to its settlement with OC for OC’s liabilities for the property.
DEQ subsequently approached AWI to perform investigations in Scappoose Bay adjacent to the St. Helens, Oregon facility. AWI has denied liability for any contamination in Scappoose Bay. However,

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
Kaiser entered into an agreement with DEQ to conduct such investigations in the Bay and AWI and OC have cooperated with Kaiser and provided a portion of the funding for the investigation, without waiving any defenses to liability. AWI continues to deny all liability for any contamination of the adjacent bay. We are not currently able to estimate with reasonable certainty any amounts we may incur with respect to the bay, although it is possible that such amounts may be material.
During the first quarter of 2008, we received a Notice and Finding of Violation from the U.S. EPA, Region 6 and also a Notice of Enforcement from the Texas Commission on Environmental Quality, relating to air emissions from our Center, Texas hardwood flooring manufacturing facility. The Finding of Violation from the U.S. EPA has been resolved. We have reached an agreement with the state of Texas. However, documents signed by Texas have not yet been received. Both matters have been resolved with total settlement amounts under $0.1 million.
Summary of Financial Position
Liabilities of $6.5 million and $7.0 million at December 31, 2008 and December 31, 2007, respectively, were for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available. These liabilities are undiscounted.
The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. In the fourth quarter of 2008, AWI concluded a settlement with an insurance carrier and the U.S. EPA for the reimbursement of funds for environmental costs related to specific, identified sites. This arrangement included a recovery by AWI from the carrier, a payment from AWI to the carrier for retrospective premiums and a payment from AWI to the EPA. This matter has been concluded, and we recorded a gain of $6.9 million within SG&A during the fourth quarter of 2008. It is our policy to record probable recoveries that are either available through settlement or anticipated to be recovered through negotiation or litigation, as assets in the Consolidated Balance Sheets. The amount of the recorded asset for estimated recoveries was zero and $2.1 million at December 31, 2008 and December 31, 2007, respectively.
Actual costs to be incurred at identified sites may vary from our estimates. Based on our current knowledge of the identified sites, we are not able to estimate with reasonable certainty future costs which may exceed amounts already recognized.
PATENT INFRINGEMENT CLAIMS
We are a defendant in a lawsuit claiming patent infringement related to some of our laminate flooring products. We are being defended and indemnified by our supplier for costs and potential damages related to the litigation. The jury verdict has held the asserted patent claims to be non-infringed and invalid for a number of reasons. The plaintiff has filed an appeal.
In the second quarter of 2007, a second lawsuit claiming patent infringement related to some of our laminate flooring products was settled without cost to us. We obtained a release with respect to past damages accruing up to June 30, 2008. Pursuant to its indemnity obligations, our supplier bore the costs of the litigation. With respect to certain laminate flooring products manufactured for AWI since July 1, 2008, the prior claims could be reasserted with full availability to AWI of all defenses previously raised. In such a case, AWI is the beneficiary of limited indemnities for litigation costs and potential damages.
During the first quarter of 2006, a favorable settlement of a patent infringement case totaling $8.6 million was recorded within SG&A expenses. This case, in which we were the plaintiff, related to a previously divested business. We received the proceeds in the second quarter of 2006.

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
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are incorporated by reference to Item 8.
ITEM 9B. OTHER INFORMATION
On February 24, 2009 Stephen J. Senkowski, executive vice president and chief executive officer of Armstrong Building Products & Asia-Pacific Operations, announced he will retire effective April 1, 2009. He will be succeeded by F. Nicholas Grasberger III, who joined Armstrong as senior vice president and chief financial officer in 2005. An interim chief financial officer will be named shortly.
The Board of Directors established Monday, June 22, 2009 as the date for the Company’s annual meeting of shareholders. Shareholders of record at the close of trading on March 27, 2009 will be entitled to vote at that meeting. Pursuant to Article II, Section 5 of the Company’s Bylaws, if a shareholder other than the Asbestos Personal Injury Settlement Trust should wish to propose business to come before that meeting, written notice of such business must be received by the Corporate Secretary of the Company no later than March 25, 2009. Any such notice should be addressed to the attention of: Jeffrey D. Nickel, Corporate Secretary, Armstrong World Industries, Inc., 2500 Columbia Avenue, Lancaster, PA 17603. It is recommended that any notice be sent via means that will provide confirmation of the delivery date.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10, other than information regarding the executive officers of the Company which is presented in Item 4A. Executive Officers of the Company, is incorporated by reference to the sections entitled “Code of Ethics,” “Board of Directors,” “Nominating and Governance Committee,” “Audit Committee and Audit Committee Expert,” “Management Development and Compensation Committee,” “Director Information” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for its 2009 annual meeting of shareholders.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation Committee Interlocks and Insider Participation” and “Compensation of Directors” in the Company’s proxy statement for its 2009 annual meeting of shareholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED  STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Equity Compensation Plan Information” in the Company’s proxy statement for its 2009 annual meeting of shareholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s proxy statement for its 2009 annual meeting of shareholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is incorporated by reference to the section entitled “Audit Committee Report” in the Company’s proxy statement for its 2009 annual meeting of shareholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Listing of Documents
1.	The financial statements and schedule of Armstrong World Industries, Inc. filed as a part of this 2008 Annual Report on Form 10-K is listed in the “Index to Financial Statements and Schedules” on page 52.

2.	The financial statements required to be filed pursuant to Item 15 of Form 10-K are:

Worthington Armstrong Venture consolidated financial statements for the years ended December 31, 2008, 2007 and 2006 (filed herewith as Exhibit 99)

3.	The following exhibits are filed as part of this 2008 Annual Report on Form 10-K:

Exhibit No.	Description

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

No. 3.2	Armstrong World Industries, Inc.’s Bylaws are incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein they appeared as Exhibit 3.2.

No. 10.1	Management Achievement Plan for Key Executives, effective as of November 28, 1983, as amended April 30, 2007 and December 8, 2008, is filed with this Report. *

No. 10.2	Retirement Benefit Equity Plan, effective January 1, 2005, as amended October 29, 2007 and December 8, 2008 is filed with this Report. *

No. 10.3
Bonus Replacement Retirement Plan, effective as of January 1, 1998, as amended January 1, 2007, is incorporated by reference from the 2007 Annual Report on Form 10-K wherein it appeared as Exhibit 10.9.*

No. 10.4
Employment Agreement with Michael D. Lockhart, as amended, is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, wherein it appeared as Exhibit 10.8. *

No. 10.5
Hiring Agreement with F. Nicholas Grasberger III dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K/A on January 6, 2005, wherein it appeared as Exhibit 10.1. *

No. 10.6
Indemnification Agreement with F. Nicholas Grasberger III dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K/A on January 6, 2005, wherein it appeared as Exhibit 10.3. *

Exhibit No.	Description

No. 10.7
Armstrong World Industries, Inc.’s Nonqualified Deferred Compensation Plan effective January 2005 is incorporated by reference from the 2005 Annual Report on Form 10-K wherein it appeared as Exhibit 10.29. *

No. 10.8	Schedule of Armstrong World Industries, Inc. Nonemployee Director Compensation is incorporated by reference from the 2006 Annual Report on Form 10-K wherein it appeared as Exhibit 10.19. *

No. 10.9	Indemnification Agreement with Donald A. McCunniff dated March 13, 2006 is incorporated by reference from the Current Report filed on Form 8-K on March 14, 2006, wherein it appeared as Exhibit 10.2. *

No. 10.10
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

No. 10.11
The Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust Agreement dated as of October 2, 2006, by and among Armstrong World Industries, Inc. and, as trustees, Anne M. Ferazzi, Harry Huge, Paul A. Knuti, Lewis R. Sifford and Thomas M. Tully is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.2.

No. 10.12
Stockholder and Registration Rights Agreement, dated as of October 2, 2006, by and between Armstrong World Industries, Inc. and the Armstrong World Industries, Inc. Asbestos Personal Injury Asbestos Trust is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.3.

No. 10.13	Armstrong World Industries, Inc. 2006 Long-Term Incentive Plan, as amended February 23, 2009, is filed with this Report. *

No. 10.14
Form of Armstrong World Industries, Inc. 2006 Long-Term Incentive Plan Stock Option Agreement is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.5. *

No. 10.15
Form of Armstrong World Industries, Inc. 2006 Long-Term Incentive Plan Restricted Stock Award Agreement is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.6. *

No. 10.16
Form of Armstrong World Industries, Inc. 2006 Long-Term Incentive Plan notice of restricted stock and/or option award is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.7. *

No. 10.17
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

No. 10.18	2006 Phantom Stock Unit Plan as amended December 8, 2008, is filed with this Report. *

Exhibit No.	Description

No. 10.19
2006 Phantom Stock Unit Agreement is incorporated by reference from the Current Report on Form 8-K dated October 23, 2006, wherein it appeared as Exhibit 10.3. A Schedule of Participating Directors is incorporated by reference from the 2006 Annual Report on Form 10-K wherein it appeared as Exhibit 10.36. *

No. 10.20
2007 Award under the 2006 Phantom Stock Unit Agreement and the Schedule of Participating Directors are incorporated by reference from the Current Report on Form 8-K dated October 22, 2007, wherein they appeared as Exhibits 10.1 and 10.2, respectively. *

No. 10.21
Stipulation and Agreement with Respect to Claims of Armstrong Holdings, Inc. and Armstrong Worldwide, Inc.; and Motion for Order Approving Stipulation and Agreement are incorporated by reference from the Current Report on Form 8-K dated February 26, 2007, wherein they appeared as Exhibits 99.2 and 99.3, respectively.

No. 10.22
Share Purchase Agreement dated March 27, 2007, between the Company and NPM Capital N.V. and Flagstone Beheer B.V. for the sale of Tapijtfabriek H. Desseaux N.V. and its subsidiaries is incorporated by reference from the 2006 Annual Report on Form 10-K wherein it appeared as Exhibit 10.38.

No. 10.23
Form of Armstrong World Industries, Inc. grant letter used in connection with the equity grant of stock options and performance restricted shares under the 2006 Long-Term Incentive Plan to Michael D. Lockhart is incorporated by reference from the 2007 Annual Report on Form 10-K wherein it appeared as Exhibit 10.34. *

No. 10.24
Form of Armstrong World Industries, Inc. grant letter used in connection with awards of restricted stock under the 2006 Long-Term Incentive Plan is incorporated by reference from the 2007 Annual Report on Form 10-K wherein it appeared as Exhibit 10.35. *

No. 10.25
Amendment No. 1, dated February 25, 2008, to the Credit Agreement, dated October 2, 2006, by and among the Company, certain subsidiaries of the Company as guarantors, Bank of America, N.A., as Administrative Agent, the other lenders party thereto, JP Morgan Chase Bank, N.A. and Barclays Bank PLC, as Co-Syndication Agents and LaSalle Bank National Association and the Bank of Nova Scotia, as Co-Documentation Agents, is incorporated by reference from the 2007 Annual Report on Form 10-K wherein it appeared as Exhibit 10.36.

No. 10.26
Form of Armstrong World Industries, Inc. grant letter used in connection with award of stock options under the 2006 Long-Term Incentive Plan is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 wherein it appeared as Exhibit 10.37. *

No. 10.27	2008 Directors Stock Unit Plan as amended December 8, 2008 is filed with this Report. *

No. 10.28
Form of 2008 Service Commencement Award to each of Stan A. Askren and Jon A. Boscia is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 wherein it appeared as Exhibit 10.34. *

No. 10.29
Form of 2008 Award under the 2008 Director Stock Unit Plan is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 wherein it appeared as Exhibit 10.35. *

No. 10.30
Schedule of Participating Directors to the 2008 award under the 2008 Directors Stock Unit Plan is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 wherein it appeared as Exhibit 10.36. *

Exhibit No.	Description

No. 10.31
Form of Change in Control Agreement with certain officers is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 wherein it appeared as Exhibit 10.37. *

No. 10.32
Schedule of Participating Officers to the Form of Change in Control Agreement is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 wherein it appeared as Exhibit 10.38. *

No. 10.33
Form of Change in Control Agreement with Michael D. Lockhart is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 wherein it appeared as Exhibit 10.39. *

No. 11	Computation of Earnings Per Share.

No. 21	Armstrong World Industries, Inc.’s Subsidiaries.

No. 23.1	Consent of Independent Registered Public Accounting Firm.

No. 23.2	Consent of Independent Registered Public Accounting Firm.

No. 24	Power of Attorney and Authorizing Resolution.

No. 31.1	Certification of Principal Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 31.2	Certification of Principal Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

No. 32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

No. 99	Worthington Armstrong Venture consolidated financial statements for years ended December 31, 2008, 2007, and 2006.

*	Management Contract or Compensatory Plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMSTRONG WORLD INDUSTRIES, INC. (Registrant)
By:	/s/ Michael D. Lockhart
Chairman and Chief Executive Officer

Date: February 26, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant Armstrong and in the capacities and on the dates indicated.
Directors and Principal Officers of the registrant AWI:

Name	Title
Michael D. Lockhart	Chairman and Chief Executive Officer (Principal Executive Officer)

F. Nicholas Grasberger III	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Stephen F. McNamara	Vice President and Controller (Chief Accounting Officer)

Stanley A. Askren	Director

Jon A. Boscia	Director

James J. Gaffney	Director

Robert C. Garland	Director

Judith R. Haberkorn	Director

James J. O’Connor	Director

Russell F. Peppet	Director

Arthur J. Pergament	Director

John J. Roberts	Director

Alexander M. Sanders, Jr.	Director

By:	/s/ Michael D. Lockhart
(Michael D. Lockhart, as attorney-in-fact
for AWI directors and on his own behalf) As of February 26, 2009

By:	/s/ F. Nicholas Grasberger III
(F. Nicholas Grasberger III)
As of February 26, 2009

By:	/s/ Stephen F. McNamara
(Stephen F. McNamara)
As of February 26, 2009

SCHEDULE II
Armstrong World Industries, Inc.
Valuation and Qualifying Reserves of Accounts Receivable
(amounts in millions)

				Predecessor
	Successor Company			Company
			Three	Nine
	Year	Year	Months	Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	September 30,
	2008	2007	2006	2006
Provision for Losses
Balance at beginning of period	$11.8	$10.6	$10.8	$10.8
Additions charged to earnings	8.6	10.3	1.4	5.2
Deductions	(9.6)	(9.1)	(1.6)	(4.1)
Discontinued operations	—	—	—	(1.1)

Balance at end of period	$10.8	$11.8	$10.6	$10.8

Provision for Discounts and Warranties
Balance at beginning of period	$51.9	$56.2	$54.3	$44.0
Additions charged to earnings	225.6	228.6	51.0	192.6
Deductions	(233.8)	(232.9)	(49.1)	(182.3)

Balance at end of period	$43.7	$51.9	$56.2	$54.3

Total Provision for Discounts, Warranties and Losses
Balance at beginning of period	$63.7	$66.8	$65.1	$54.8
Additions charged to earnings	234.2	238.9	52.4	197.8
Deductions	(243.4)	(242.0)	(50.7)	(186.4)
Discontinued operations	—	—	—	(1.1)

Balance at end of period	$54.5	$63.7	$66.8	$65.1

Exhibit Index

Exhibit No.
No. 10.1	Management Achievement Plan for Key Executives, effective as of November 28, 1983, as amended April 30, 2007 and December 8, 2008.

No. 10.2	Retirement Benefit Equity Plan, effective January 1, 2005, as amended October 29, 2007 and December 8, 2008.

No. 10.13	Armstrong World Industries, Inc. 2006 Long-Term Incentive Plan, as amended February 23, 2009.

No. 10.18	2006 Phantom Stock Unit Plan, as amended December 8, 2008.

No. 10.27	2008 Directors Stock Unit Plan, as amended December 8, 2008.

No. 11	Computation of Earnings Per Share.

No. 21	Armstrong World Industries, Inc.’s Subsidiaries.

No. 23.1	Consent of Independent Registered Public Accounting Firm.

No. 23.2	Consent of Independent Registered Public Accounting Firm.

No. 24	Power of Attorney and Authorizing Resolution.

No. 31.1	Certification of Principal Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

No. 31.2	Certification of Principal Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

No. 32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350.

No. 32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350.

No. 99	Worthington Armstrong Venture consolidated financial statements as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006.