Form 10-Q
period 2009-03-31
ARMSTRONG WORLD INDUSTRIES INC
filed 2009-04-30
CIK 7431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Registrant’s telephone number, including area code: (717) 397-0611
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of April 23, 2009 — 57,389,516

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
Any of our forward-looking statements may turn out to be wrong. Actual results may differ materially from our expected results. Forward-looking statements involve risks and uncertainties (such as those discussed in the Risk Factors section below) because they relate to events and depend on circumstances that may or may not occur in the future. We undertake no obligation to update any forward-looking statement.
Risk Factors
As noted in the introductory section titled “Uncertainties Affecting Forward-Looking Statements” above, our business, operations and financial condition are subject to various risks. These risks should be taken into account in evaluating any investment decision involving Armstrong. It is not possible to predict or identify all factors that could cause actual results to differ materially from expected and historical results. The following discussion is a summary of what we believe to be our most significant risk factors. These and other factors could cause our actual results to differ materially from those in forward-looking statements made in this report.
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

Our markets are highly competitive. Competition can reduce demand for our products or cause us to lower prices. Failure to compete effectively by meeting consumer preferences and/or maintaining market share would adversely affect our results.
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
The Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust, formed in 2006 as part of AWI’s emergence from bankruptcy, holds approximately 64% of outstanding shares. Such a large ownership could result in below average equity market liquidity and affect matters which require approval by our shareholders.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Statements of Earnings
(amounts in millions, except per share data)
Unaudited

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2009	2008
Net sales	$668.3	$828.2
Cost of goods sold	536.9	642.3

Gross profit	131.4	185.9

Selling, general and administrative expenses	137.2	159.8
Restructuring charges, net	—	0.8
Equity earnings from joint venture	(6.9)	(13.2)

Operating income	1.1	38.5

Interest expense	4.5	8.4
Other non-operating expense	0.1	0.3
Other non-operating (income)	(1.1)	(4.3)

(Loss) earnings from continuing operations before income taxes	(2.4)	34.1

Income tax expense	8.8	19.0

(Loss) earnings from continuing operations	(11.2)	15.1

Earnings from discontinued operations, net of income tax of $0.0 and $0.4	—	0.1

Net (loss) earnings	$(11.2)	$15.2

(Loss) earnings per share of common stock, continuing operations:
Basic	$(0.20)	$0.27
Diluted	$(0.20)	$0.26

Earnings per share of common stock, discontinued operations:
Basic	$—	$—
Diluted	$—	$—

Net (loss) earnings per share of common stock:
Basic	$(0.20)	$0.27
Diluted	$(0.20)	$0.27

Average number of common shares outstanding:
Basic	56.4	56.3
Diluted	56.4	57.0
See accompanying notes to condensed consolidated financial statements beginning on page 10.

Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in millions, except share data)

	Unaudited
	March 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$309.7	$355.0
Accounts and notes receivable, net	294.4	247.9
Inventories, net	507.5	544.0
Deferred income taxes	14.4	14.4
Income tax receivable	22.0	22.0
Other current assets	66.3	78.2

Total current assets	1,214.3	1,261.5

Property, plant and equipment, less accumulated depreciation and amortization of $307.4 and $278.9, respectively	927.2	954.2

Prepaid pension costs	7.8	0.3
Investment in affiliates	201.5	208.2
Intangible assets, net	621.9	626.3
Deferred income taxes	214.4	219.6
Other noncurrent assets	81.8	81.7

Total assets	$3,268.9	$3,351.8

Liabilities and Equity
Current liabilities:
Short-term debt	$3.6	$1.3
Current installments of long-term debt	43.8	40.9
Accounts payable and accrued expenses	318.1	337.0
Income tax payable	1.7	1.6
Deferred income taxes	4.6	4.6

Total current liabilities	371.8	385.4

Long-term debt, less current installments	446.9	454.8
Postretirement and postemployment benefit liabilities	311.9	312.8
Pension benefit liabilities	190.4	211.4
Other long-term liabilities	58.8	62.4
Income taxes payable	164.7	164.7
Deferred income taxes	5.6	9.0

Total noncurrent liabilities	1,178.3	1,215.1
Shareholders’ equity:
Common stock, $0.01 par value per share, authorized 200 million shares; issued 57,426,975 shares and 57,049,495 shares, respectively	0.6	0.6
Capital in excess of par value	2,026.3	2,024.7
Retained earnings	55.5	66.7
Accumulated other comprehensive (loss)	(371.7)	(348.8)

Total shareholders’ equity	1,710.7	1,743.2
Non-controlling interest	8.1	8.1

Total equity	1,718.8	1,751.3

Total liabilities and equity	$3,268.9	$3,351.8

See accompanying notes to condensed consolidated financial statements beginning on page 10.

Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Statements of Equity
(amounts in millions)
Unaudited

	Three Months Ended March 31, 2009
	Total		AWI Shareholders		Non-Controlling Interest
Non-Controlling Interest:
Balance at beginning of year	$8.1		—		$8.1

Common stock:
Balance at beginning of year and March 31	$0.6		$0.6		—

Capital in excess of par value:
Balance at beginning of year	$2,024.7		$2,024.7		—
Share-based employee compensation	1.6		1.6		—

Balance at March 31	$2,026.3		$2,026.3		—

Retained earnings:
Balance at beginning of year	$66.7		$66.7		—
Net (loss) for period	(11.2)	$(11.2)	(11.2)	$(11.2)	—	—

Balance at March 31	$55.5		$55.5		—

Accumulated other comprehensive (loss):
Balance at beginning of year	$(348.8)		$(348.8)		—
Foreign currency translation adjustments	(15.9)		(15.9)		—
Derivative (loss) gain, net	(5.0)		(5.0)		—
Pension and postretirement adjustments	(2.0)		(2.0)		—

Total other comprehensive (loss)	(22.9)	(22.9)	(22.9)	(22.9)	—	—

Balance at March 31	$(371.7)		$(371.7)		—

Comprehensive (loss)		$(34.1)		$(34.1)		—

Total equity	$1,718.8		$1,710.7		$8.1

	Three Months Ended March 31, 2008
	Total		AWI Shareholders		Non-Controlling Interest
Non-Controlling Interest:
Balance at beginning of year	$7.4		—		$7.4

Common stock:
Balance at beginning of year and March 31	$0.6		$0.6		—

Capital in excess of par value:
Balance at beginning of year	$2,112.6		$2,112.6		—
Share-based employee compensation	0.1		0.1		—
Dividends in excess of retained earnings	(95.4)		(95.4)		—

Balance at March 31	$2,017.3		$2,017.3		—

Retained earnings:
Balance at beginning of year	$147.5		$147.5		—
Net earnings for period	15.2	$15.2	15.1	$15.1	$0.1	$0.1
Dividends	(161.8)		(161.8)		—

Balance at March 31	$0.9		$0.8		$0.1

Accumulated other comprehensive income:
Balance at beginning of year	$176.0		$176.0		—
Foreign currency translation adjustments	10.9		10.6		$0.3
Derivative gain (loss), net	9.0		9.0		—
Pension and postretirement adjustments	1.6		1.6		—

Total other comprehensive income	21.5	21.5	21.2	21.2	0.3	0.3

Balance at March 31	$197.5		$197.2		$0.3

Comprehensive income		$36.7		$36.3		$0.4

Total equity	$2,223.7		$2,215.9		$7.8

See accompanying notes to condensed consolidated financial statements beginning on page 10.

Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(amounts in millions)
Unaudited

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) earnings	$(11.2)	$15.2
Adjustments to reconcile net earnings to net cash (used for) operating activities:
Depreciation and amortization	36.5	36.7
Deferred income taxes	6.5	6.7
Share-based compensation	1.7	1.2
Equity earnings from affiliates, net	(6.9)	(13.2)
Distributions from equity affiliate	—	13.0
U.S. pension credit	(14.6)	(15.8)
Cash effect of hedging activities	(4.4)	(1.2)
Changes in operating assets and liabilities:
Receivables	(54.5)	(37.7)
Inventories	26.4	(35.8)
Other current assets	(0.7)	(0.5)
Other noncurrent assets	(0.2)	1.4
Accounts payable and accrued expenses	(16.1)	(54.1)
Income taxes payable	(0.6)	7.4
Other long-term liabilities	(5.4)	(2.8)
Cash distributed under the POR	—	(2.4)
Other, net	2.9	(0.2)

Net cash (used for) operating activities	(40.6)	(82.1)

Cash flows from investing activities:
Purchases of property, plant and equipment	(19.5)	(13.7)
Divestitures (acquisitions)	8.0	(0.4)
Return of investment from equity affiliate	13.5	—
Other, net	1.4	—

Net cash provided by (used for) investing activities	3.4	(14.1)

Cash flows from financing activities:
Increase in short-term debt, net	2.5	0.1
Issuance of long-term debt	2.6	2.2
Payments of long-term debt	(7.5)	(4.5)
Financing costs	—	(2.6)
Special dividend paid	—	(256.4)

Net cash (used for) financing activities	(2.4)	(261.2)

Effect of exchange rate changes on cash and cash equivalents	(5.7)	3.1

Net (decrease) in cash and cash equivalents	(45.3)	(354.3)
Cash and cash equivalents at beginning of year	355.0	514.3

Cash and cash equivalents at end of period	$309.7	$160.0

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
On December 6, 2000, AWI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to use the court-supervised reorganization process to achieve a resolution of its asbestos liability. Also filing under Chapter 11 were two of AWI’s wholly-owned subsidiaries, Nitram Liquidators, Inc. and Desseaux Corporation of North America, Inc. On October 2, 2006, when all conditions precedent were met, AWI’s court-approved Plan of Reorganization became effective, and AWI emerged from Chapter 11. See Note 1 to our 2008 Form 10-K for more information on the Chapter 11 Case.
The accounting policies used in preparing the Condensed Consolidated Financial Statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2008. These statements should therefore be read in conjunction with the Consolidated Financial Statements and notes that are included in the Form 10-K for the fiscal year ended December 31, 2008. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.
Certain amounts in the Condensed Consolidated Statements of Earnings were reclassified from selling, general and administrative (“SG&A”) expenses to cost of goods sold. The amount reclassified was $0.9 million in the three months ended March 31, 2008. We also reclassified $10.6 million in the Three Months Ended March 31, 2008 Condensed Consolidated Statement of Cash Flows from changes in accounts payable and accrued expenses to changes in receivables.
Certain other amounts in the prior year’s Condensed Consolidated Financial Statements and related notes thereto have been recast to conform to the 2009 presentation.
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
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“FAS 157”), which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 was generally effective for fiscal years beginning after November 15, 2007. However the effective date for certain non-financial assets and liabilities was deferred to fiscal years beginning after November 15, 2008. There was no material impact from adopting the remaining portions of FAS 157.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”). FAS 160 requires the recognition of a non-controlling interest (formerly known as a “minority interest”) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest is immaterial and, therefore, will be included in

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
consolidated net income on the face of the income statement. FAS 160 also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FAS 141R. This pronouncement was effective for fiscal years, and all interim periods within those fiscal years, beginning after December 15, 2008. As a result of the adoption of this pronouncement on January 1, 2009, we restated our December 31, 2008 balance sheet to move $8.1 million from minority interest ($7.0 million within Liabilities) and other comprehensive income ($1.1 million within Equity) to non-controlling interest (within Equity).
Effective January 1, 2009, we prospectively implemented the provisions of Statement of Financial Accounting Standard No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 enhances the disclosure requirements of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to provide users of financial statements with a better understanding of the objectives of a company’s derivative use and the risks managed.
In November 2008 the FASB issued Emerging Issues Task Force No. 08-6 (“EITF 08-6”), “Equity Method Investment Accounting Considerations”. EITF 08-6 discusses the accounting for contingent consideration agreements of an equity method investment and the requirement for the investor to recognize its share of any impairment charges recorded by the investee. EITF 08-6 requires the investor to record share issuances by the investee as if it has sold a portion of its investment with any resulting gain or loss being reflected in earnings. EITF 08-6 was effective prospectively for interim periods and fiscal years beginning after December 15, 2008. There was no material impact from the adoption of EITF 08-6.
Operating results for the first quarter of 2009 and the corresponding period of 2008 included in this report are unaudited. However, these Condensed Consolidated Financial Statements have been reviewed by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) for a limited review of interim financial information.
NOTE 2. SEGMENT RESULTS

	Three Months Ended
	March 31,
Net sales to external customers	2009	2008
Resilient Flooring	$241.2	$292.7
Wood Flooring	121.8	160.3
Building Products	266.9	331.1
Cabinets	38.4	44.1

Net sales to external customers	$668.3	$828.2

	Three Months Ended
	March 31,
Segment operating income (loss)	2009	2008
Resilient Flooring	$(12.9)	$(7.2)
Wood Flooring	(7.8)	2.5
Building Products	31.8	55.0
Cabinets	(4.5)	(3.7)
Unallocated Corporate (expense)	(5.5)	(8.1)

Total consolidated operating income	$1.1	$38.5

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)

	Three Months Ended
	March 31,
	2009	2008
Total consolidated operating income	$1.1	$38.5
Interest expense	4.5	8.4
Other non-operating expense	0.1	0.3
Other non-operating income	(1.1)	(4.3)

(Loss) earnings from continuing operations before income taxes	$(2.4)	$34.1

	March 31,	December 31,
Segment assets	2009	2008
Resilient Flooring	$669.6	$670.2
Wood Flooring	473.6	470.9
Building Products	1,013.1	1,049.6
Cabinets	72.3	71.2

Total segment assets	2,228.6	2,261.9
Assets not assigned to segments	1,040.3	1,089.9

Total consolidated assets	$3,268.9	$3,351.8

NOTE 3. DISCONTINUED OPERATIONS
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

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
Net sales, pre-tax loss and net loss from discontinued operations of Tapijtfabriek H. Desseaux N.V. and its subsidiaries are as follows:

	Three Months Ended
	March 31,
	2009	2008
Net sales	$—	$—

Pre-tax (loss) gain from discontinued operations	—	—
(Loss) on expected disposal of discontinued operations	—	$(0.5)
Income tax (expense)	—	—

Net (loss) from discontinued operations	$—	$(0.5)

NOTE 4. ACCOUNTS AND NOTES RECEIVABLE

	March 31,	December 31,
	2009	2008
Customer receivables	$332.7	$287.1
Customer notes	4.1	6.7
Miscellaneous receivables	6.6	8.6
Less allowance for discounts, warranties and losses	(49.0)	(54.5)

Net accounts and notes receivable	$294.4	$247.9

The increase in accounts and notes receivable is primarily due to higher sales in March 2009 as compared to December 2008.
Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.
NOTE 5. INVENTORIES

	March 31,	December 31,
	2009	2008
Finished goods	$337.2	$371.2
Goods in process	37.5	39.6
Raw materials and supplies	148.5	152.7
Less LIFO and other reserves	(15.7)	(19.5)

Total inventories, net	$507.5	$544.0

The decrease in inventory is primarily due to lower production activity as a result of current market conditions.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 6. EQUITY INVESTMENTS
Investment in affiliates of $201.5 million at March 31, 2009 reflected the equity interest in our 50% investment in our Worthington Armstrong Venture (“WAVE”) joint venture. We account for our WAVE joint venture using the equity method of accounting. Our recorded investment in WAVE was higher than our 50% share of the carrying values reported in WAVE’s consolidated financial statements. These differences are due to our adopting fresh-start reporting upon emerging from Chapter 11 in 2006, while WAVE’s consolidated financial statements do not reflect fresh-start reporting. See Note 11 “Equity Investments” in our 2008 Form 10-K for more information. Condensed income statement data for WAVE is summarized below:

	Three Months Ended
	March 31,
	2009	2008
Net sales	$75.3	$97.9
Gross profit	23.9	37.9
Net earnings	16.9	29.6
NOTE 7. INTANGIBLE ASSETS
The following table details amounts related to our intangible assets as of March 31, 2009 and December 31, 2008.

		March 31, 2009		December 31, 2008
		Gross		Gross
	Estimated	Carrying	Accumulated	Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization
Amortizing intangible assets
Customer relationships	20 years	$171.3	$21.3	$171.4	$19.2
Developed technology	15 years	81.0	13.4	81.0	12.0
Other	Various	10.2	0.4	9.5	0.3

Total		$262.5	$35.1	$261.9	$31.5

Non-amortizing intangible assets
Trademarks and brand names	Indefinite	394.5		395.9

Total other intangible assets		$657.0		$657.8

Aggregate Amortization Expense
For the three months ended March 31, 2009		$3.6
For the three months ended March 31, 2008		3.6

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31,	December 31,
	2009	2008
Payables, trade and other	$157.3	$179.3
Employment costs	104.3	107.1
Other	56.5	50.6

Total accounts payable and accrued expenses	$318.1	$337.0

The decrease in accounts payable and accrued expenses is primarily due to a reduction in production activity in response to current market conditions.
NOTE 9. SEVERANCE AND RELATED COSTS
In the first quarter of 2009, we recorded $8.9 million of severance and related expenses to reflect the separation costs for approximately 800 employees. The charges were recorded in SG&A expenses ($4.5 million) and cost of goods sold ($4.4 million).
In the first quarter of 2008, we recorded $6.1 million of severance and related expenses to reflect the termination costs for certain corporate employees. We also recorded a reduction of our stock compensation expense of $1.5 million related to stock grants that will be forfeited by these employees. These costs were recorded as SG&A expenses.
NOTE 10. INCOME TAX EXPENSE
Income tax expense for the first quarter of 2009 was $8.8 million on a pre-tax loss of $2.4 million. Income tax expense for the first quarter of 2008 was $19.0 million on pre-tax income of $34.1 million. Income tax expense for both periods was negatively affected by additional valuation allowances on foreign deferred income tax assets and interest expense on uncertain tax positions. The income tax expense for the first three months of 2008 was reduced for the tax benefit for costs incurred in 2007 that were associated with the strategic review process (see Note 1 to our 2008 Form 10-K for more information on the strategic review process).
Except as noted below, we do not expect to record any material changes during 2009 to unrecognized tax benefits that were claimed on tax returns covering tax years ending on or before December 31, 2008. During the first quarter of 2009, we recognized $1.3 million of interest expense on unrecognized federal tax benefits. During the remainder of 2009, we expect to recognize an additional $3.1 million of interest expense on unrecognized federal income tax benefits.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 11. PENSIONS
Following are the components of net periodic benefit costs (credits):

	Three Months Ended
	March 31,
	2009	2008
U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned during the period	$4.5	$4.3
Interest cost on projected benefit obligation	24.0	24.5
Expected return on plan assets	(42.8)	(43.8)
Amortization of prior service cost	0.5	0.1

Net periodic pension (credit)	$(13.8)	$(14.9)

Retiree Health and Life Insurance Benefits
Service cost of benefits earned during the period	$0.5	$0.4
Interest cost on projected benefit obligation	4.1	4.8
Amortization of net actuarial gain	(1.1)	(0.4)

Net periodic postretirement benefit cost	$3.5	$4.8

	Three Months Ended
	March 31,
	2009	2008
Non-U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned during the period	$1.2	$1.7
Interest cost on projected benefit obligation	4.6	5.2
Expected return on plan assets	(3.0)	(4.2)
Amortization of net actuarial gain	(0.3)	(0.1)

Net periodic pension cost	$2.5	$2.6

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS
We are exposed to market risk from changes in foreign exchange rates, interest rates and commodity prices that could impact our results of operations and financial condition. We use forward swaps and option contracts to hedge these exposures. We regularly monitor developments in the capital markets and only enter into currency and swap transactions with established counterparties having investment grade ratings. Exposure to individual counterparties is controlled and derivative financial instruments are entered into with a diversified group of major financial institutions. Forward swaps and option contracts are entered into for periods consistent with underlying exposure and do not constitute positions independent of those exposures. At inception, we formally designate and document our derivatives as either (1) a hedge of a forecasted transaction or “cash flow” hedge, or (2) a hedge of the fair value of a recognized liability or asset or “fair value” hedge. We also formally assess, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer likely to occur, we discontinue hedge accounting, and any deferred gains or losses are recognized in earnings. We use derivative financial instruments as risk management tools and not for speculative trading purposes.
Commodity Price Risk — We purchase natural gas for use in the manufacture of ceiling tiles and other products, and to heat many of our facilities. As a result, we are exposed to movements in the price of

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
natural gas. We have a policy to reduce cost volatility for North American natural gas purchases by purchasing natural gas forward contracts and swaps, purchased call options, and zero-cost collars up to 15 months forward to reduce our overall exposure to natural gas price movements. There is a high correlation between the hedged item and the hedged instrument. The gains and losses on these transactions offset gains and losses on the transactions being hedged. These instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying gas is consumed. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The earnings impact of the ineffective portion of these hedges was not material during the first quarter of 2009. The contracts are based on forecasted usage of natural gas measured in Million British Thermal Units.
Currency Rate Risk —
Sales and Purchases — We manufacture and sell our products in a number of countries throughout the world and, as a result we are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. We manage our cash flow exposures on a net basis and use derivatives to hedge the majority of our unmatched foreign currency cash inflows and outflows.
We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows, resulting from the sale of products to foreign customers and purchases from foreign suppliers, will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. Cash flow hedges are executed quarterly up to 15 months forward and allow us to further reduce our overall exposure to exchange rate movements, since gains and losses on these contracts offset gains and losses on the transactions being hedged. These transactions are accounted for in accordance with Statement of Financial Accounting Standards No. 133 (“FAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” therefore gains and losses on these instruments are deferred in other comprehensive income, to the extent effective, until the underlying transaction is recognized in earnings. The earnings impact of the ineffective portion of these hedges was not material during the first quarter of 2009.
Intercompany Loan Hedges — We also use foreign currency forward exchange contracts to hedge exposures created by cross-currency intercompany loans. The underlying intercompany loans are classified as short-term and translation adjustments related to these loans are recorded in other non-operating income or expense. The offsetting gains or losses on the related derivative contracts are also recorded in other non-operating income or expense. These transactions are generally executed on a six-month rolling basis and are decreased or increased as repayments are made or additional intercompany loans are extended. These hedges are accounted for in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.”
Interest Rate Risk — We utilize interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility. Interest expense on variable-rate liabilities increases or decreases as a result of interest rate fluctuations. Therefore, in February 2009 we entered into interest rate swaps with a total notional amount of $100 million that mature in December 2009. Under the terms of the swaps, we receive 1-month LIBOR and pay a fixed rate over the hedged period. These swaps are designated as cash flow hedges in accordance with FAS 133 to hedge against changes in LIBOR for a portion of our variable rate debt.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
Financial Statement Impacts
The following tables detail amounts related to our derivatives as of March 31, 2009 and for the three months ended March 31, 2009.

	Asset Derivatives
	Balance Sheet	Fair
	Location	Value
Derivatives designated as hedging instruments under FAS 133
Foreign exchange contracts — purchases and sales	Other current assets	$7.8
Interest rate swap contracts	Other current assets	—

Total derivatives designated as hedging instruments		$7.8

Derivatives not designated as hedging instruments under FAS 133
Foreign exchange contracts — intercompany loans	Other current assets	$0.8

Total derivatives not designated as hedging instruments		$0.8

	Liability Derivatives
	Balance Sheet	Fair
	Location	Value
Derivatives designated as hedging instruments under FAS 133
Natural gas commodity contracts	Accounts payable and accrued expenses	$17.7
Natural gas commodity contracts	Other long-term liabilities	0.6
Foreign exchange contracts — purchases and sales	Accounts payable and accrued expenses	4.1
Interest rate swap contracts	Accounts payable and accrued expenses	0.1

Total derivatives designated as hedging instruments		$22.5

For derivatives not designated as hedging instruments under FAS 133, the fair value is recorded in Accounts payable and accrued expenses. The fair value of the liability for these instruments was immaterial for the quarter.

Amount of Gain (Loss)
Recognized in Other
Comprehensive
Income (“OCI”)
(Effective Portion)
Derivatives in FAS 133 Cash Flow Hedging Relationships
Natural gas commodity contracts	$(17.8)
Foreign exchange contracts — purchases and sales	3.7
Interest rate swap contracts	(0.1)

Total	$(14.2)

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)

	Gain (Loss) Reclassified from Accumulated
	OCI into Income (Effective Portion)
	Location	Amount
Derivatives in FAS 133 Cash Flow Hedging Relationships
Natural gas commodity contracts	Cost of goods sold	$(4.5)
Foreign exchange contracts — purchases and sales	Cost of goods sold	0.2
Interest rate swap contracts	Interest expense	—

Total		$(4.3)

Location of Gain
(Loss) Recognized in
Income on Derivative
(Ineffective Portion)
(a)
Derivatives in FAS 133 Cash Flow Hedging Relationships
Natural gas commodity contracts	Cost of goods sold

Foreign exchange contracts — purchases and sales	SG&A expense

Interest rate swap contracts	Interest expense

(a)	The amount of gain (loss) recognized in income represents $(0.7) million related to the ineffective portion of the hedging relationships and $0.0 excluded from the assessment of hedge effectiveness.
The amount of gain (loss) recognized in income for derivative instruments not designated as hedging instruments was immaterial for the quarter.
NOTE 13. PRODUCT WARRANTIES
We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. The terms of these warranties vary by product and generally provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for the accrual of product warranties for the first three months of 2009 and 2008:

	2009	2008
Balance at January 1	$16.3	$17.6
Reductions for payments	(5.4)	(6.2)
Current year warranty accruals	5.6	6.6
Effects of foreign exchange translation	(0.3)	0.4

Balance at March 31	$16.2	$18.4

The warranty provision and related reserve are recorded as a reduction of sales and accounts receivable.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 14. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	March 31,
	2009	2008
Interest paid	$2.9	$7.2
Income taxes paid, net	$2.9	$5.3
NOTE 15. LITIGATION AND RELATED MATTERS
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
DEQ subsequently approached AWI to perform investigations in Scappoose Bay adjacent to the St. Helens, Oregon facility. AWI has denied liability for any contamination in Scappoose Bay. However, Kaiser entered into an agreement with DEQ to conduct such investigations in the Bay, and AWI and OC have cooperated with Kaiser and provided a portion of the funding for the investigation, without waiving any defenses to liability. AWI continues to deny all liability for any contamination of the adjacent bay. We are not currently able to estimate with reasonable certainty any amounts we may incur with respect to the bay, although it is possible that such amounts may be material.
During the first quarter of 2008, we received a Notice and Finding of Violation from the U.S. EPA, Region 6 and also a Notice of Enforcement from the Texas Commission on Environmental Quality, relating to air emissions from our Center, Texas hardwood flooring manufacturing facility. Both matters have been resolved with total settlement amounts under $0.1 million.
Summary of Financial Position
Liabilities of $6.0 million and $6.5 million at March 31, 2009 and December 31, 2008, respectively, were for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available. These liabilities are undiscounted.
The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. In the fourth quarter of 2008, AWI concluded a settlement with an insurance carrier and the U.S. EPA for the reimbursement of funds for environmental costs related to specific, identified sites. This arrangement included a recovery by AWI from the carrier, a payment from AWI to the carrier for retrospective premiums and a payment from AWI to the EPA. This matter has been concluded, and we recorded a gain of $6.9 million within SG&A during the fourth quarter of 2008. It is our policy to record probable recoveries that are either available through settlement or anticipated to be recovered through negotiation or litigation, as assets in the Consolidated Balance Sheets. The amount of the recorded asset for estimated recoveries was zero at March 31, 2009 and December 31, 2008 respectively.
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
OTHER CLAIMS
Additionally, from time to time we are involved in various other claims and legal actions involving product liability, patent infringement, breach of contract, distributor termination, employment law issues and other actions arising in the ordinary course of business. While complete assurance cannot be given to the outcome of these claims, we do not believe there is a reasonable possibility that a loss exceeding amounts already recognized would be material.
NOTE 16. SPECIAL CASH DIVIDEND
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
NOTE 17. EARNINGS PER SHARE
Earnings per share components may not add due to rounding.

	Three Months Ended
	March 31
millions of shares	2009	2008
Basic shares outstanding	56.4	56.3
Dilutive effect of restricted stock awards	0.1	0.7
Dilutive effect of stock option awards	0.1	—

Diluted shares outstanding	56.6	57.0

The diluted loss per share in 2009 is calculated using basic common shares outstanding since using diluted common shares would be anti-dilutive.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Armstrong World Industries, Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries (“the Company”) as of March 31, 2009, and the related condensed consolidated statements of earnings, cash flows and equity for the three month periods ended March 31, 2009 and 2008. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the financial position of Armstrong World Industries, Inc. and subsidiaries as of December 31, 2008, and the results of their operations, cash flows, and equity for the year then ended (not presented herein); and in our report dated February 25, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
Philadelphia, Pennsylvania
April 29, 2009

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
OVERVIEW
We are a leading global producer of flooring products and ceiling systems for use primarily in the construction and renovation of residential, commercial and institutional buildings. Through our United States (“U.S.”) operations and U.S. and international subsidiaries, we design, manufacture and sell flooring products (primarily resilient and wood) and ceiling systems (primarily mineral fiber, fiberglass and metal) around the world. We also design, manufacture and sell kitchen and bathroom cabinets in the U.S. As of March 31, 2009 we operated 40 manufacturing plants in 10 countries, including 25 plants located throughout the U.S. In response to economic conditions, in the first quarter of 2009 we announced the idling of a Resilient Flooring plant in Canada, a Wood Flooring plant in Mississippi and a Building Products plant in Alabama. All three plants are expected to be idled in the second quarter of 2009.
Through Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc., we also have an interest in seven additional plants in five countries that produce suspension system (grid) products for our ceiling systems.
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
On December 6, 2000, AWI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
to use the court-supervised reorganization process to achieve a resolution of its asbestos liability. Also filing under Chapter 11 were two of AWI’s wholly-owned subsidiaries, Nitram Liquidators, Inc. and Desseaux Corporation of North America, Inc. On October 2, 2006, when all conditions precedent were met, AWI’s court-approved Plan of Reorganization became effective, and AWI emerged from Chapter 11. See Note 1 to our 2008 Form 10-K for more information on the Chapter 11 Case.
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
We also report an Unallocated Corporate segment, which includes assets, liabilities, income and expenses that have not been allocated to the business units.
See Note 2 to the Condensed Consolidated Financial Statements for additional financial information on our consolidated company and our reportable segments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Financial highlights for the first quarter:

			Change is Favorable
			(Unfavorable)
				Excluding
				Effects of
	Three Months Ended			Foreign
	March 31,		As	Exchange
	2009	2008	Reported	Rates
Total Consolidated Net Sales	$668.3	$828.2	(19.3)%	(15.1)%

Operating Income	$1.1	$38.5	(97.1)%	(94.3)%

Net decrease in cash and cash equivalents	$(45.3)	$(354.3)	Favorable	Favorable
First quarter 2009 sales declined and operating income decreased significantly compared to the prior year. Continuing declines in domestic residential markets were exacerbated by increasing weakness in domestic and international commercial markets. Sales volume declines and lower earnings from WAVE more than offset higher selling prices, lower selling, general and administrative (“SG&A”) expenses and input cost deflation.
•	Resilient Flooring sales declined across geographic regions on lower volumes. Operating loss increased due to lower sales and expenses related to cost reduction actions.
•	Wood Flooring sales continued to decline from weak residential housing markets. Operating income declined to a loss because the margin impact of lower sales more than offset raw material deflation and reduced SG&A expenses.
•	Building Products sales and operating income declined reflecting slowing activity in global commercial construction markets.
•	Cabinets sales and operating income continued to decline with weak residential housing markets.
In the first quarter of 2009, we used less cash than we did in the first quarter of 2008 primarily due to a special dividend that was paid in the first quarter of 2008 and favorable working capital (defined as inventory, receivables and payables) performance.
Factors Affecting Revenues
Markets. We compete in building material markets around the world. The majority of our sales are in North America and Europe. During the first quarter of 2009, these markets experienced the following:
•	According to the U.S. Census Bureau, in the first quarter of 2009 housing starts in the U.S. residential market declined 50.3% compared to the first quarter of 2008 to 0.52 million units. Housing completions in the U.S. decreased by 36.6% year over year in the first quarter of 2009 with approximately 0.80 million units completed. The National Association of Realtors indicated that sales of existing homes decreased 6.9% year over year to 4.59 million units in the first quarter of 2009.

According to the U.S. Census Bureau, U.S. retail sales through building materials, garden equipment and supply stores (an indicator of home renovation activity) decreased 9.9% year-over-year in the first quarter of 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
•	According to the U.S. Census Bureau the rate of growth in the North American key commercial market, in nominal dollar terms, was -7.8% in the first quarter of 2009. Construction activity in the office, healthcare, retail and education segments increased -9.6%, 2.4%, -23.3% and 3.4%, respectively, in the first quarter of 2009, with the rate of growth in all segments being down from the first quarter of 2008 rates.
•	Markets in European countries experienced broad declines. The declines were particularly acute in Eastern European markets.
•	Pacific Rim markets also generally slowed.
Quality and Customer Service Issues. Our quality and customer service are critical components of our total value proposition. In the first quarter of 2009, we experienced no significant quality or customer service issues.
Pricing Initiatives. We periodically modify prices in response to changes in costs for raw materials and energy, and to market conditions and the competitive environment. The net impact of these pricing initiatives improved sales in the first quarter of 2009 compared to the first quarter of 2008. The most significant pricing actions were:
•	Resilient Flooring, Wood Flooring and Building Products had no significant pricing actions in the first quarter of 2009.
•	Cabinets implemented a February price increase.
In certain cases, realized price increases are less than the announced price increases because of competitive reactions and changing market conditions.
We estimate that prior pricing actions increased our first quarter of 2009 total consolidated net sales by approximately $22 million compared to the first quarter of 2008.
Mix. Each of our businesses offers a wide assortment of products that are differentiated by style/design and by performance attributes. Pricing and margins for products within the assortment vary. Changes in the relative quantity of products purchased at the different price points can impact year-to-year comparisons of net sales and operating income. We estimate mix changes increased our total consolidated net sales in the first quarter of 2009 by approximately $5 million when compared to the first quarter of 2008.
Factors Affecting Operating Costs
Operating Expenses. Our operating expenses comprise direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, costs to purchase sourced products and SG&A expenses.
Our largest individual raw material expenditures are for lumber and veneers, PVC resins and plasticizers. Natural gas is also a significant input cost. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. In the first quarter of 2009, the net operating income impact of changes in these input costs was approximately $6 million lower than in the same period of 2008.
Factors Affecting Cash Flow
Typically, we generate cash in our operating activities on an annual basis but we use cash during the first quarter. The amount of cash generated in a period is dependent on a number of factors, including the amount of operating profit generated, the amount of working capital required to operate our businesses and investments in property, plant & equipment and computer software (“PP&E”).

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Cash and cash equivalents decreased by $45.3 million during the first three months of 2009, primarily due to an increase in working capital. During the first three months of 2008, our cash and cash equivalents decreased by $354.3 million. This was primarily due to a special cash dividend paid to shareholders and increased investment in working capital. See Financial Condition and Liquidity for further discussion.
Employee Relations
As of March 31, 2009, we had approximately 11,700 full-time and part-time employees worldwide, compared to approximately 12,200 employees as of December 31, 2008. The decline relates primarily to production employees in the wood flooring segment. As of the date of this filing, no employees are working under expired contracts.
RESULTS OF OPERATIONS
Unless otherwise indicated, net sales in these results of operations are reported based upon the location where the sale was made. Certain prior year amounts have been reclassified to conform to the current year presentation. Please refer to Note 2 to the Condensed Consolidated Financial Statements for a reconciliation of operating income to consolidated (loss) earnings from continuing operations before income taxes.
2009 COMPARED TO 2008

CONSOLIDATED RESULTS

			Change is (Unfavorable)
	Three Months Ended			Excluding Effects of
	March 31,		As	Foreign Exchange
	2009	2008	Reported	Rates(1)
Net Sales:
Americas	$488.5	$587.7	(16.9)%	(15.8)%
Europe	148.1	202.2	(26.8)%	(14.9)%
Pacific Rim	31.7	38.3	(17.2)%	(2.2)%

Total Consolidated Net Sales	$668.3	$828.2	(19.3)%	(15.1)%

Operating Income	$1.1	$38.5	(97.1)%	(94.3)%

(1)	Excludes unfavorable foreign exchange effect in translation of $42.3 million on net sales and $2.7 million on operating income.
Consolidated net sales, excluding the translation effect of changes in foreign exchange rates, declined 15%. Volume declines more than offset modest improvements in price realization (as described previously in “Pricing Initiatives”).
Net sales in the Americas decreased approximately 17% on volume declines across all segments.
Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets declined by $25 million. Both Building Products and Resilient Flooring had modest price realization and improved product mix to partially offset lower volume.
Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim decreased $1 million primarily due to lower volume.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
2009 and 2008 operating expenses were impacted by several significant items. The significant items, which impacted cost of goods sold (“COGS”), SG&A and restructuring charges, include:

Increase / (Reduction) in Expenses
		Three Months		Three Months
	Where	Ended March		Ended March
Item	Reported	31, 2009		31, 2008
Cost reduction initiatives expenses	COGS	$1.6	(1)	—
Cost reduction initiatives expenses	SG&A	0.5	(1)	$4.6	(2)
Chapter 11 related post-emergence (income) expenses, net (3)	SG&A	—		(1.3)
Review of strategic alternatives (4)	SG&A	—		1.2
Cost reduction initiatives expenses (5)	Restructuring	—		0.8

(1)	Represents costs primarily for organizational and manufacturing changes for our European flooring business.

(2)	Represents costs for corporate severances, partially offset by related reductions in stock compensation expense.

(3)	These costs represent professional and administrative fees incurred primarily to resolve remaining claims related to AWI’s Chapter 11 Case and distribute proceeds to creditors, and expenses incurred by Armstrong Holdings, Inc., our former publicly held parent holding company, as it completed its plan of dissolution.

(4)	Represents costs incurred as a result of a review of strategic alternatives that we initiated in 2007 and concluded in 2008.

(5)	Represents an increase in a reserve related to a noncancelable operating lease as a result of a change in building tax rates.
Cost of goods sold in 2009 was 80.3% of net sales, compared to 77.6% in 2008. The percentage increase was the result of lower sales volume which more than offset higher selling prices. In addition, cost of goods sold in 2009 was impacted by the item detailed in the above table.
SG&A expenses in 2009 were $137.2 million, or 20.5% of net sales, compared to $159.8 million, or 19.3% of net sales, in 2008. The decrease in expense was primarily due to reduced spending in all segments. The increase in SG&A expenses as a percent of net sales is due to the decrease in net sales. In addition, 2009 and 2008 SG&A expenses were impacted by the items detailed in the above table.
Equity earnings from our WAVE joint venture were $6.9 million in 2009, as compared to $13.2 million in 2008. See Note 6 for further information.
We recorded operating income of $1.1 million in 2009 compared to operating income of $38.5 million in 2008.
Interest expense was $4.5 million in 2009 compared to $8.4 million in 2008, primarily due to lower interest rates.
Income tax expense for the first quarter of 2009 was $8.8 million on a pre-tax loss of $2.4 million. Income tax expense for the first quarter of 2008 was $19.0 million on pre-tax income of $34.1 million. Income tax expense for both periods was negatively affected by additional valuation allowances on foreign deferred income tax assets and interest expense on uncertain tax positions. The income tax expense for the first three months of 2008 was reduced for the tax benefit for costs incurred in 2007 that were associated with the strategic review process (see Note 1 to our 2008 Form 10-K for more information on the strategic review process).
A net loss of $11.2 million for 2009 compared to net earnings of $15.2 million in 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
REPORTABLE SEGMENT RESULTS

Resilient Flooring

			Change is (Unfavorable)
	Three Months Ended			Excluding Effects of
	March 31,		As	Foreign Exchange
	2009	2008	Reported	Rates(1)
Net Sales:
Americas	$163.9	$193.5	(15.3)%	(14.1)%
Europe	65.3	83.0	(21.3)%	(8.6)%
Pacific Rim	12.0	16.2	(25.9)%	(8.5)%

Total Consolidated Net Sales	$241.2	$292.7	(17.6)%	(12.5)%

Operating (Loss)	$(12.9)	$(7.2)	(79.2)%	(100.0)%

(1)	Excludes unfavorable foreign exchange effect in translation of $17.5 million on net sales and a favorable impact of $0.3 million on operating income.
Net sales in the Americas declined $29.6 million. Volume declined due to broad weakness in residential and commercial markets. Modest price realization was offset by a less profitable product mix.
Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets declined $6.0 million due to lower volume of residential and commercial products.
Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim decreased $1.1 million. Lower volume was partially offset by improved price realization and a better product mix.
Operating loss increased due to lower global volume, partially offset by reduced manufacturing and SG&A expenses. In addition, 2009 operating profit was impacted by the items in the following table.

Increase / (Reduction) in Expenses
	Three	Three
	Months	Months
	Ended	Ended
	March	March
Item	31, 2009	31, 2008
Cost reduction initiatives expenses (1)	$2.1	—

(1)	Represents costs primarily for organizational and manufacturing changes for our European flooring business.
Wood Flooring

	Three Months Ended
	March 31,		Change is
	2009	2008	(Unfavorable)
Total Segment Net Sales(1)	$121.8	$160.3	(24.0)%

Operating (Loss) Income	$(7.8)	$2.5	Unfavorable

(1)	Virtually all Wood Flooring products are sold in the Americas, primarily in the U.S.
Net sales decreased by $38.5 million due to lower volume driven by continued declines in residential housing markets.
Operating income was $10.3 million below 2008, primarily due to significantly lower sales. Reduced raw material and SG&A costs partially offset the decline in sales.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Building Products

			Change is Favorable/
			(Unfavorable)
	Three Months Ended			Excluding Effects of
	March 31,		As	Foreign Exchange
	2009	2008	Reported	Rates(1)
Net Sales:
Americas	$164.4	$189.8	(13.4)%	(11.7)%
Europe	82.8	119.2	(30.5)%	(19.3)%
Pacific Rim	19.7	22.1	(10.9)%	2.1%

Total Consolidated Net Sales	$266.9	$331.1	(19.4)%	(13.3)%

Operating Income	$31.8	$55.0	(42.2)%	(38.3)%

(1)	Excludes unfavorable foreign exchange effect in translation of $23.6 million on net sales and $3.4 million on operating income.
Net sales in the Americas decreased $25.4 million. Volume declines offset price increases put in place to offset inflationary pressure and an improved product mix. The improved product mix reflects a continued focus on developing and marketing high value products which satisfy today’s design trends and higher acoustical performance needs.
Excluding the translation effect of changes in foreign exchange rates, net sales in Europe declined by $19.3 million. The reduction in sales was due to significant volume declines in Western and Eastern European markets, partially offset by improvements in product mix and price realization in Western European markets.
Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim grew $0.4 million on improved price realization and product mix which offset volume declines in China and India.
Operating income declined by $23.2 million. The combination of volume declines, lower income from WAVE and input cost inflation offset the benefits of price realization and lower SG&A costs.
Cabinets

	Three Months Ended
	March 31,		Change is
	2009	2008	(Unfavorable)
Total Segment Net Sales(1)	$38.4	$44.1	(12.9)%

Operating (Loss)	$(4.5)	$(3.7)	(21.6)%

(1)	All Cabinets products are sold in the Americas, primarily in the U.S.
Net sales declined $5.7 million on volume declines and unfavorable product mix.
An operating loss of $4.5 million was primarily due to the decline in sales, partially offset by lower manufacturing costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Unallocated Corporate
Unallocated corporate expense of $5.5 million in the first quarter of 2009 decreased from $8.1 million in the prior year. 2009 included $3.4 million of employee separation costs, partially offset by a reduction of our stock compensation expense of $1.6 million related to stock grants that were forfeited by employees. 2008 was impacted by the items in the following table.

Increase / (Reduction) in Expenses
	Three	Three
	Months	Months
	Ended	Ended
	March	March
Item	31, 2009	31, 2008
Cost reduction initiatives expenses (1)	—	$5.4
Chapter 11 related post-emergence (income) expenses, net	—	(1.3)
Review of strategic alternatives (2)	—	1.2

(1)	Represents costs for corporate severances, partially offset by related reductions in stock compensation expense, and restructuring costs.

(2)	Represents costs incurred as a result of a review of strategic alternatives that we initiated in 2007 and concluded in 2008.
FINANCIAL CONDITION AND LIQUIDITY
Cash Flow
As shown on the Condensed Consolidated Statements of Cash Flows, our cash and cash equivalents balance decreased by $45.3 million in the first three months of 2009, compared to a $354.3 million decrease in the first three months of 2008.
Operating activities in the first quarter of 2009 used $40.6 million of cash. This was primarily due to an increase in accounts receivable of $54.5 million (because March 2009 sales were greater than December 2008 sales) partially offset by lower inventory in all business units totaling $26.4 million. Operating activities in the first quarter of 2008 used $82.1 million of cash. This was due to increases in accounts receivable of $37.7 million (because March 2008 sales were greater than December 2007 sales) and increases in inventory of $35.8 million, primarily for Resilient Flooring and Wood Flooring. Also, accounts payable was lower due to reduced activity levels, and accrued expenses were reduced primarily due to the payment of incentive accruals during the quarter.
Net cash provided by investing activities was $3.4 million for the first quarter of 2009. This was primarily due to the receipt of the remaining proceeds from the divestiture of the European Textile and Sports Flooring business of $8.0 million and a distribution from WAVE of $13.5 million, which was classified as a return of investment, partially offset by capital expenditures of $19.5 million. Net cash used for investing activities was $14.1 million for the first quarter of 2008. This was primarily due to capital expenditures of $13.7 million.
Net cash used for financing activities was $2.4 million for the first quarter of 2009, compared to $261.2 million used during the first quarter of 2008. The change was primarily due to a special cash dividend payment of $256.4 million that was made during the first quarter of 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Balance Sheet and Liquidity
Changes in significant balance sheet accounts and groups of accounts from December 31, 2008 to March 31, 2009 are as follows:

	March 31,	December 31,
	2009	2008	(Decrease)
Cash and cash equivalents	$309.7	$355.0	$(45.3)
Current assets, excluding cash and cash equivalents	904.6	906.5	(1.9)

Total current assets	$1,214.3	$1,261.5	$(47.2)

Cash and cash equivalents decreased by $45.3 million during the quarter (see “Cash Flow”). The decrease in current assets, excluding cash and cash equivalents, was due to lower inventory in all business units, offset by higher accounts receivable because of greater sales in March 2009 than in December 2008.

	March 31,	December 31,
	2009	2008	(Decrease)
Property, plant and equipment, net	$927.2	$954.2	$(27.0)
The change was primarily due to depreciation of $33.0 million and the effects of foreign currency of approximately $13 million, partially offset by capital expenditures of $19.5 million.
Liquidity
Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal needs. On October 2, 2006, Armstrong executed a $1.1 billion senior credit facility with Bank of America, N.A., JPMorgan Chase Bank, N.A. and Barclays Bank PLC. This facility was made up of a $300 million revolving credit facility (with a $150 million sublimit for letters of credit), a $300 million Term Loan A (due in 2011), and a $500 million Term Loan B (due in 2013). There were no outstanding borrowings under the revolving credit facility, but $49.3 million in letters of credit were outstanding as of March 31, 2009 and, as a result, availability under the revolving credit facility was $250.7 million.
On March 31, 2009 we also had outstanding letters of credit totaling $10.4 million arranged with another bank. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary.
As of March 31, 2009, we had $309.7 million of cash and cash equivalents, $161.3 million in the U.S. and $148.4 million in various foreign jurisdictions.
On February 25, 2008, we executed an amendment to our senior credit facility. This amendment (a) permitted us to make “Special Distributions,” including dividends (such as the special cash dividend described below) or other distributions (whether in cash, securities or other property) of up to an aggregate of $500 million at any time prior to February 28, 2009 (the amendment expired on February 28, 2009), (b) requires that we maintain minimum domestic liquidity of at least $100 million as of March 31, June 30, September 30 and December 31 of each year, which may be a combination of cash and cash equivalents and undrawn commitments under our revolving credit facility and (c) increased interest rates by 0.25% for the revolving credit facility and Term Loan A. As of March 31, 2009 our domestic liquidity was $412.0 million.
In addition to the minimum domestic liquidity covenant, our credit facility contains two other financial covenants: minimum Interest Coverage of 3.00 to 1.00 and maximum ratio of Indebtedness to EBITDA of 3.75 to 1.00. Please refer to the credit facility incorporated in our 2008 Form 10-K as Exhibit 10.10. As of March 31, 2009 our consolidated interest coverage ratio was 13.43 to 1.00 and our indebtedness to

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
EBITDA was 1.37 to 1.00. Management believes that based on current financial projections the likelihood of default under these covenants is unlikely. As of March 31, 2009, fully borrowing under our revolving credit facility, provided we maintain minimum domestic liquidity of $100 million, would not violate these covenants.
No mandatory prepayments are required under the senior credit facility unless (a) our Indebtedness to EBITDA ratio is greater than 2.50 to 1.00, or (b) debt ratings from S&P is lower than BB (stable), or (c) debt ratings from Moody’s is lower than Ba2 (stable). If required, the prepayment amount would be 50% of Consolidated Excess Cash Flow (as defined in the credit facility, incorporated in our 2008 Form 10-K as Exhibit 10.10). Mandatory prepayments have not occurred since the inception of the agreement. Our current debt rating from S&P is BB (stable) and from Moody’s is Ba2 (stable).
On February 25, 2008, our Board of Directors declared a special cash dividend of $4.50 per common share, payable on March 31, 2008, to shareholders of record on March 11, 2008. This special cash dividend resulted in an aggregate payment to our shareholders of $256.4 million. The Board will continue to evaluate the return of cash to shareholders based on factors including actual and forecasted operating results, the outlook for global economies and credit markets, and our current and forecasted capital requirements.
As of March 31, 2009, our foreign subsidiaries had available lines of credit totaling $30.0 million, of which $5.1 million was used and $4.9 million was available only for letters of credit and guarantees, leaving $20.0 million of unused lines of credit available for foreign borrowings. However, these lines of credit are uncommitted, and poor operating results or credit concerns at the related foreign subsidiaries could result in the lines being withdrawn by the lenders. We have been able to maintain and, as needed, replace credit facilities to support our foreign operations.
In October 2007 we received $178.7 million of federal income tax refunds (see Note 17 to our 2008 Form 10-K). Upon receipt of the refunds, AWI recorded a liability of $144.6 million in the fourth quarter of 2007. The tax refunds are subject to examination and adjustment by the Internal Revenue Service (“IRS”) under its normal audit procedure. We are currently under examination for the 2005 and 2006 tax years.
We believe that cash on hand and generated from operations, together with lines of credit and the availability under the $300 million revolving credit facility, will be adequate to address our foreseeable liquidity needs based on current expectations of our business operations and for scheduled payments of debt obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2008 Form 10-K filing. There have been no significant changes in our financial instruments or market risk exposures from the amounts and descriptions disclosed therein.
Item 4. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
(b)	Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See Note 15 to the Condensed Consolidated Financial Statements for a full description of our legal proceedings.
Item 1A. Risk Factors
See page 3 for our “Risk Factors” discussion. There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of our 2008 Form 10-K.

Item 6. Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

No. 2	Armstrong World Industries, Inc.’s Fourth Amended Plan of Reorganization, as amended by modifications through May 23, 2006, is incorporated by reference from the 2005 Annual Report on Form 10-K, wherein it appeared as Exhibit 2.3.

No. 3.1	Amended and Restated Certificate of Incorporation of Armstrong World Industries, Inc. is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 3.1.

No. 3.2	Bylaws of Armstrong World Industries, Inc. are incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein they appeared as Exhibit 3.2.

No. 10.1	Management Achievement Plan for Key Executives, effective as of November 28, 1983, as amended April 30, 2007 and December 8, 2008, is incorporated by reference from the 2008 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.1. *

No. 10.2	Retirement Benefit Equity Plan, effective January 1, 2005, as amended October 29, 2007 and December 8, 2008, is incorporated by reference from the 2008 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.2. *

No. 10.3	Bonus Replacement Retirement Plan, effective as of January 1, 1998, as amended January 1, 2007, is incorporated by reference from the 2007 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.9.*

No. 10.4	Employment Agreement with Michael D. Lockhart, as amended, is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, wherein it appeared as Exhibit 10.8. *

No. 10.5	Hiring Agreement with F. Nicholas Grasberger III dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K/A on January 6, 2005, wherein it appeared as Exhibit 10.1. *

No. 10.6	Indemnification Agreement with F. Nicholas Grasberger III dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K/A on January 6, 2005, wherein it appeared as Exhibit 10.3. *

No. 10.7	Nonqualified Deferred Compensation Plan effective January 2005 is incorporated by reference from the 2005 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.29. *

No. 10.8	Schedule of Armstrong World Industries, Inc. Nonemployee Director Compensation is incorporated by reference from the 2006 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.19. *

No. 10.9	Indemnification Agreement with Donald A. McCunniff dated March 13, 2006 is incorporated by reference from the Current Report filed on Form 8-K on March 14, 2006, wherein it appeared as Exhibit 10.2. *

Exhibit No.	Description

No. 10.10	Credit Agreement, dated as of October 2, 2006, by and among the Company, certain subsidiaries of the Company as guarantors, Bank of America, N.A., as Administrative Agent, the other lenders party thereto, JP Morgan Chase Bank, N.A. and Barclays Bank PLC, as Co-Syndication Agents and LaSalle Bank National Association and the Bank of Nova Scotia, as Co-Documentation Agents, is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.1.

No. 10.11	Amendment No. 1, dated February 25, 2008, to the Credit Agreement, dated October 2, 2006, by and among the Company, certain subsidiaries of the Company as guarantors, Bank of America, N.A., as Administrative Agent, the other lenders party thereto, JP Morgan Chase Bank, N.A. and Barclays Bank PLC, as Co-Syndication Agents and LaSalle Bank National Association and the Bank of Nova Scotia, as Co-Documentation Agents, is incorporated by reference from the 2007 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.36.

No. 10.12	Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust Agreement dated as of October 2, 2006, by and among Armstrong World Industries, Inc. and trustees, is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.2.

No. 10.13	Stockholder and Registration Rights Agreement, dated as of October 2, 2006, by and between Armstrong World Industries, Inc. and the Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.3.

No. 10.14	2006 Long-Term Incentive Plan, as amended February 23, 2009, is incorporated by reference from the 2008 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.13. *

No. 10.15	Form of 2006 Long-Term Incentive Plan Stock Option Agreement is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.5. *

No. 10.16	Form of 2006 Long-Term Incentive Plan Restricted Stock Award Agreement is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.6. *

No. 10.17	Form of 2006 Long-Term Incentive Plan notice of restricted stock and/or option award is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.7. *

No. 10.18	Form of Indemnification Agreement for directors and officers of Armstrong World Industries, Inc. is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.8. * A Schedule of Participating Directors and Officers is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, wherein it appeared as Exhibit 10.28.

No. 10.19	2006 Phantom Stock Unit Plan, as amended December 8, 2008, is incorporated by reference from the 2008 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.18. *

Exhibit No.	Description

No. 10.20	2006 Phantom Stock Unit Agreement is incorporated by reference from the Current Report on Form 8-K dated October 23, 2006, wherein it appeared as Exhibit 10.3. A Schedule of Participating Directors is incorporated by reference from the 2006 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.36. *

No. 10.21	2007 Award under the 2006 Phantom Stock Unit Agreement and the Schedule of Participating Directors are incorporated by reference from the Current Report on Form 8-K dated October 22, 2007, wherein they appeared as Exhibits 10.1 and 10.2, respectively. *

No. 10.22	Stipulation and Agreement with Respect to Claims of Armstrong Holdings, Inc. and Armstrong Worldwide, Inc.; and Motion for Order Approving Stipulation and Agreement are incorporated by reference from the Current Report on Form 8-K dated February 26, 2007, wherein they appeared as Exhibits 99.2 and 99.3, respectively.

No. 10.23	Share Purchase Agreement dated March 27, 2007, between the Company and NPM Capital N.V. and Flagstone Beheer B.V. for the sale of Tapijtfabriek H. Desseaux N.V. and its subsidiaries is incorporated by reference from the 2006 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.38.

No. 10.24	Form of grant letter used in connection with the equity grant of stock options and performance restricted shares under the 2006 Long-Term Incentive Plan to Michael D. Lockhart is incorporated by reference from the 2007 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.34.*

No. 10.25	Form of grant letter used in connection with awards of restricted stock under the 2006 Long-Term Incentive Plan is incorporated by reference from the 2007 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.35.*

No. 10.26	Form of grant letter used in connection with award of stock options under the 2006 Long-Term Incentive Plan is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, wherein it appeared as Exhibit 10.37. *

No. 10.27	2008 Directors Stock Unit Plan, as amended December 8, 2008 is incorporated by reference from the 2008 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.27. *

No. 10.28	Form of 2008 Service Commencement Award to each of Stan A. Askren and Jon A. Boscia is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, wherein it appeared as Exhibit 10.34. *

No. 10.29	Form of 2008 Award under the 2008 Director Stock Unit is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, wherein it appeared as Exhibit 10.35. *

No. 10.30	Schedule of Participating Directors to the 2008 award under the 2008 Directors Stock Unit Plan is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, wherein it appeared as Exhibit 10.36. *

No. 10.31	Form of Change in Control Agreement with certain officers is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, wherein it appeared as Exhibit 10.37. *

Exhibit No.	Description

No. 10.32	Schedule of Participating Officers to the Form of Change in Control Agreement is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, wherein it appeared as Exhibit 10.38. *

No. 10.33	Form of Change in Control Agreement with Michael D. Lockhart is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, wherein it appeared as Exhibit 10.39. *

No. 10.34	Letter Agreement with Donald A. McCunniff, dated February 28, 2006, is filed with this Report. *

No. 15	Awareness Letter from Independent Registered Public Accounting Firm.

No. 31.1	Certification of Principal Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 31.2	Certification of Principal Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

No. 32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

*	Management Contract or Compensatory Plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Armstrong World Industries, Inc.
By:	/s/ William C. Rodruan
William C. Rodruan, Interim Chief Financial Officer

By:	/s/ Jeffrey D. Nickel
Jeffrey D. Nickel, Senior Vice President,
General Counsel and Corporate Secretary

By:	/s/ Stephen F. McNamara
Stephen F. McNamara, Vice President and
Controller (Principal Accounting Officer)
Date: April 30, 2009

EXHIBIT INDEX

No. 10.34	Letter Agreement with Donald A. McCunniff, dated February 28, 2006.

No. 15	Awareness Letter from Independent Registered Public Accounting Firm.

No. 31.1	Certification of Principal Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 31.2	Certification of Principal Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

No. 32.2	Certification of Chief Financial Officer required by Rule 13a and18 U.S.C. Section 1350 (furnished herewith).